Form 10-Q
period 1996-03-31
FOSSIL INC
filed 1996-05-15
CIK 883569

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
(Mark One)

  X
______ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended:    MARCH 31, 1996

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to ______________

                    Commission File Number:    0-19848
                                               -------

                               FOSSILL, INC.
          (Exact name of registrant as specified in its charter)


            DELAWARE                                   75-2018505
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                    Identification Number)

                 2280 N. GREENVILLE AVE., DALLAS, TEXAS 75082
                   (Address of principal executive offices)
                                   (Zip Code)

      Registrant's telephone number, including area code:  (214) 234-2525
                                                           --------------

Indicate by check mark whether registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X    No
                                    ----    ----

The number of shares of Registrant's common stock, outstanding as of
May 14, 1996:
                                   13,182,333

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        FOSSIL, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                MARCH 31,
                                                   1996           DECEMBER 31,
                                                (UNAUDITED)          1995
                                                ------------      ------------
ASSETS
Current assets:
   Cash and cash equivalents                    $   6,616,087     $  5,980,535
   Accounts receivable - net                       26,285,294       24,932,467
   Inventories                                     40,307,285       42,515,468
   Deferred income tax benefits                     3,103,857        3,290,419
   Prepaid expenses and other current assets        1,351,613        1,428,273
                                                 ------------     ------------
        Total current assets                       77,664,136       78,147,162
Property, plant and equipment - net                15,623,964       15,464,559
Intangible and other assets                         3,306,282        3,381,806
                                                 ------------     ------------
                                                 $ 96,594,382     $ 96,993,527
                                                 ------------     ------------
                                                 ------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                $   4,767,234    $   7,173,036
   Accounts payable                                 6,678,559        5,173,792
   Accrued expenses:
      Co-op advertising                             5,314,385        6,181,063
      Compensation                                  2,181,245        2,711,800
      Other                                         2,784,673        4,835,474
   Income taxes payable                             4,678,399        2,820,890
                                                 ------------     ------------
        Total current liabilities                  26,404,495       28,896,055
Long-term debt                                      4,751,316        4,811,298
Minority interests in subsidiaries                  2,074,286        2,016,716
Stockholders' equity:
   Common stock, shares issued and outstanding,
    13,182,333 in 1996 and 1995                       131,823          131,823
   Additional paid-in capital                      22,219,692       22,219,692
   Retained earnings                               41,063,926       38,723,962
   Cumulative translation adjustment                 (51,156)          193,981
                                                 ------------     ------------
             Total stockholders' equity            63,364,285       61,269,458
                                                 ------------     ------------
                                                 $ 96,594,382     $ 96,993,527
                                                 ------------     ------------
                                                 ------------     ------------

See notes to condensed consolidated financial statements.

                        FOSSIL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                UNAUDITED



                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                                      --------
                                              1996                  1995
                                              ----                  ----
Net sales                                  $42,909,068           $35,496,825
Cost of sales                               23,873,281            18,822,363
                                           -----------           -----------
   Gross Profit                             19,035,787            16,674,462

Operating expenses:
   Selling and distribution                  9,495,149             7,873,650
   General and administrative                5,291,847             4,446,631
                                           -----------           -----------
        Total operating expenses            14,786,996            12,320,281
                                           -----------           -----------
   Operating income                          4,248,791             4,354,181

Interest expense                             (176,010)             (241,585)

Other inc. (exp.) - net                      (170,817)             (185,061)
                                           -----------           -----------
   Income before income taxes                3,901,964             3,927,535

Provision for income taxes                   1,562,000             1,512,000
                                           -----------           -----------
Net income                                 $ 2,339,964           $ 2,415,535
                                           -----------           -----------
                                           -----------           -----------
Earnings per share                               $0.18                 $0.18
                                                 -----                 -----
                                                 -----                 -----
Weighted average common and
   common equivalent shares
   outstanding                              13,248,347            13,312,125
                                           -----------           -----------
                                           -----------           -----------

See notes to condensed consolidated financial statements.

                        FOSSIL, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                               UNAUDITED

                                                                 FOR THE THREE MONTHS
                                                                    ENDED MARCH 31,
                                                               -------------------------
                                                                   1996          1995
                                                                   ----          ----
Operating Activities:
   Net income                                                  $ 2,339,964   $ 2,415,535
   Noncash items affecting net income:
      Minority interests in subsidiaries                           145,230       195,763
      Depreciation and amortization                                710,712       562,715
      Increase in allowance for doubtful accounts                  180,829       171,086
      Increase (decrease) in allowance for returns -
         net of related inventory in transit                       124,541    (1,127,619)
      Deferred income tax benefits                                 186,562       157,720
      Cumulative translation adjustment                           (245,137)      117,193
   Cash from (used for) changes in assets and liabilities:
      Accounts receivable                                          119,412     6,129,192
      Inventories                                                  430,573    (3,540,172)
      Prepaid expenses and other current assets                     76,660      (465,742)
      Accounts payable                                           1,504,767       813,800
      Accrued expenses                                          (3,448,034)   (2,923,280)
      Income taxes payable                                       1,857,508     1,161,251
                                                               -----------   -----------
               Net cash from operations                          3,983,587     3,667,442

Investing Activities:
   Additions to property, plant and equipment                     (813,666)   (1,938,140)
   Decrease in intangible and other assets                          19,075        27,784
                                                               -----------   -----------
               Net cash used in investing activities              (794,591)   (1,910,356)

Financing activities:
   Issuance of common stock                                              -        32,487
   Decrease in minority interests in subsidiaries                  (87,660)      (14,076)
   Increase (decrease) in notes payable                         (2,465,784)      408,364
                                                               -----------   -----------
               Net cash from (used in) financing activities     (2,553,444)      426,775
                                                               -----------   -----------

Net increase in cash and cash equivalents                          635,552     2,183,861

Cash and cash equivalents:
   Beginning of period                                           5,980,535     2,316,822
                                                               -----------   -----------
   End of period                                               $ 6,616,087   $ 4,500,683
                                                               -----------   -----------
                                                               -----------   -----------

See notes to condensed consolidated financial statements.

                        FOSSIL, INC. AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              UNAUDITED


1.   FINANCIAL STATEMENT POLICIES

BASIS OF PRESENTATION. The consolidated financial statements include the accounts of Fossil, Inc., a Delaware corporation, and its majority owned subsidiaries (the "Company" or "Fossil"). The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the Company's financial position as of March 31, 1996, and the results of operations for the three-month periods ended March 31, 1996 and 1995. All adjustments are of a normal, recurring nature.

These interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included in Form 10-K filed by the Company pursuant to the Securities Exchange Act of 1934 for the year ended December 31, 1995. Operating results for the three-month period ended March 31, 1996, are not necessarily indicative of the results to be achieved for the full year.

BUSINESS.   The Company designs, develops, markets and distributes fashion watches and other accessories, principally under the "FOSSIL", "FSL" and "RELIC" brand names. The Company's products are sold primarily through department stores and other major retailers, both domestically and internationally.

2.   INVENTORIES

     Inventories consist of the following:

                                                   MARCH 31,       DECEMBER 31,
                                                     1996              1995
                                                     ----              ----
        Components and parts                       $ 2,235,753     $ 1,929,100
        Work-in-process                                530,989         546,917
        Finished merchandise on hand                31,471,534      33,462,443

        Outlet Stores                                2,371,384       1,750,008

        Merchandise in transit from estimated
         customers' returns                          3,697,625       4,827,000
                                                   -----------     -----------
                                                   $40,307,285     $42,515,468
                                                   -----------     -----------
                                                   -----------     -----------


The Company periodically enters into forward contracts principally to hedge the expected payment of intercompany inventory transactions with its non-U.S. subsidiaries. Currency exchange gains or losses resulting from the translation of the related accounts, along with the offsetting gains or losses from the hedge, are deferred until the inventory is sold or the forward contract is completed. At March 31, 1996, the Company had no hedge contracts outstanding.

                        FOSSIL, INC. AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               UNAUDITED

3.   ACQUISITIONS

     Effective April 1, 1996, the Company invested approximately $700,000 in cash for an 81% partnership interest in Kabushiki Kaisha Fossil Japan, a Japanese partnership ("Fossil Japan"). Fossil Japan is the sole distributor of Fossil products within Japan and was previously 100% owned by a foreign-based entity. The acquisition will be accounted for as a purchase, and in connection therewith, the Company will record goodwill of approximately $300,000.

4.   DEBT

BANK. In March 1996, the Company amended its short-term revolving credit facility ("Short-term revolver") with its primary bank to additionally allow for Japanese Yen currency borrowings ("Yen borrowings") not to exceed $5,000,000. All outstanding Yen borrowings under the amended facility bear interest at the bank's prime rate less 0.5% or the Euroyen base rate plus 1.00% (1.50% at March 31, 1996), at the option of the Company. The credit facility is collateralized by substantially all the Company's assets and requires the maintenance of specified levels of tangible net worth, working capital and financial ratios. As of March 31, 1996 borrowings outstanding under the Short-term revolver were $3,500,000.

                        FOSSIL, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the financial condition and results of operations of the Company for the three-month periods ended March 31, 1996 and 1995. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes attached hereto.

GENERAL

     Fossil, established in 1984, began operations as a designer, developer, marketer and distributor of fashion watches sold under the FOSSIL brand name. Since the Company's initial success in designing and marketing its FOSSIL brand watches, mainly through major department stores in the United States, the Company has increased its market share of the fashion watch market, diversified its product offerings and expanded its distribution channels. This has been accomplished by diversification into other watch brand names which often target different distribution channels, expansion of the scope of the Company's product offerings to include men's and women's small leather goods and belts, development and marketing of private label watch programs for several internationally recognized companies and distributing FOSSIL watches to a growing number of international markets.

     Fossil's product sales into the international market place have increased substantially over the past several years, from 8% of net sales in 1992 to 32% in 1995. Contributing significantly to the increase were sales in Germany generated through Fossil Europe GmbH ("Fossil GmbH") formed in 1993 and in Italy through Fossil Italia, S.r.l. formed in 1994. During 1995, the Company also commenced operations in France and the United Kingdom. The Company maintains an 88% equity interest in these European-based subsidiaries with the exception of Fossil Italia, S.r.l., in which the Company holds a 53% equity investment. Each of these subsidiaries is generally responsible for the sales and operations within their respective countries with the exception of Fossil GmbH which also acts as the Company's main marketing and distribution point in Europe. Fossil also currently distributes its products to more than 50 additional countries through licensed distributors.

     The Company also maintains international operations through Fossil
     (East) Limited ("Fossil East") which the Company acquired in 1992. Fossil East has acted as the Company's trading, quality and production control agent in Hong Kong since Fossil's origination. Since 1992, Fossil East has acquired equity interests in several assembly facilities in the Far East, which for the year 1995, accounted for 37.5% of Fossil's watch purchases.

     During April 1996, the Company acquired an 81% partnership interest in Kabushiki Kaisha Fossil Japan, a Japanese partnership ("Fossil Japan"). Fossil Japan is responsible for the sales, marketing and distribution of Fossil products within Japan.

     Since February 1995, the Company has opened twenty outlet stores in certain prime outlet centers in the United States. The Company currently plans on increasing the number of outlet store locations to a total of twenty-six stores in 1996. These stores provide the Company a retail distribution channel through which to sell discontinued products at higher gross profit margins than it presently receives for the sale of such product through traditional discounters. These retail locations also provide the Company a site to test possible new product offerings.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, (I) the percentages of the Company's net sales represented by certain line items from the Company's condensed consolidated statements of income and (ii) the percentage changes in these line items between the current period and the comparable period for the prior year.

                                  PERCENTAGE OF       PERCENTAGE
                                    NET SALES        CHANGE FROM
                               ------------------   --------------
                                  THREE MONTHS       THREE MONTHS
                                 ENDED MARCH 31     ENDED MARCH 31
                               ------------------   --------------
                                1996        1995     1995 TO 1996
                               ------      ------   --------------
Net sales                       100.0%      100.0%       20.9%
Cost of sales                    55.6        53.0        26.8
                               ------      ------
Gross profit margin              44.4        47.0        14.2
Selling and distribution
  expenses                       22.1        22.2        20.6
General and administrative
  expenses                       12.4        12.5        19.0
                               ------      ------
Operating income                  9.9        12.3        (2.4)
Interest expense                 (0.4)       (0.7)      (27.1)
Other inc (exp) - net            (0.4)       (0.5)       (7.7)
                               ------      ------
Income before income taxes        9.1        11.1        (0.7)
Income taxes                      3.6         4.3         3.3
                               ------      ------
Net income                        5.5%        6.8%       (3.1)
                               ------      ------
                               ------      ------

NET SALES. The following table sets forth certain components of the Company's consolidated net sales and the percentage relationship of the components to consolidated net sales for the periods indicated (in millions, except percentage data):

                                       AMOUNTS               % OF TOTAL
                                   -----------------         -------------
                                     THREE MONTHS            THREE MONTHS
                                        ENDED                    ENDED
                                       MARCH 31,                MARCH 31,
                                   -----------------         -------------
                                    1996       1995          1996     1995
                                   ------     ------         ----     ----
        International:
          Europe                   $ 11.5     $  7.9          27%      22%
          Other                       4.1        2.8           9        8
                                   ------     ------         ----     ----
            Total International      15.6       10.7          36       30
                                   ------     ------         ----     ----

        Domestic:
          Watch products             16.6       19.4          39       55
          Other products              9.2        5.3          21       15
                                   ------     ------         ----     ----
            Total                    25.8       24.7          60       70
          Outlet Stores               1.5        0.1           4        -
                                   ------     ------         ----     ----
            Total Domestic           27.3       24.8          64       70
                                   ------     ------         ----     ----
        Total Net Sales            $ 42.9     $ 35.5         100%     100%
                                   ------     ------         ----     ----
                                   ------     ------         ----     ----

Net sales increased 21% for the three-month period in comparison to the comparable period in the prior year. Sales volume increases were principally derived from the Company's European-based operations, sales from FOSSIL sunglass product line which was first introduced in the summer of 1995, sales from FOSSIL Leather product lines and from the operations of twenty outlet stores as compared to just four outlet stores as of March 31, 1995. These sales were partially offset by a decrease in domestic sales of the Company's FOSSIL branded and Private Label watches as compared to sales for these products for the same period last year.

GROSS PROFIT. Gross profit on sales for the three-month period ended March 31, 1996 was 44.4% as compared to 47.0% for the comparable period in the prior year. The decrease in gross profit margin for the three-month period is primarily attributable to Fossil's European-based companies, which had a decrease of over 4% in their consolidated gross profit margin in the first quarter as compared to the previous year. Items which negatively influenced the gross profit margin in Fossil's European-based companies included the weakening of the German deutsche mark compared to the United States dollar, an increase in sales within France and the United Kingdom (new territories entered in 1995) where lower gross profit margins occurred as the Company attempted to gain market share and increased sales of FSL branded watches, which historically produce a lower gross profit margin than the consolidated average. Domestically during the first quarter of 1996, the incremental gross profit margin contributed by the FOSSIL outlet stores offset the negative influence on gross profit margins resulting from an increase in sales of the Company's Leather products which generally produce lower gross profit margins than the consolidated average. Management believes that the Company's gross profit margins for the remainder of the year will slightly exceed the levels achieved during the first quarter.

OPERATING EXPENSES. Selling, general and administrative expenses decreased as a percentage of net sales for the three-month period ended March 31, 1996, to 34.5% from 34.7% for 1995. The aggregate increase in operating expenses was due to increased sales volumes in Fossil's European-based operations as well as from the operations of the Company's twenty outlet stores. The Company's international operations historically operate at a higher operating expense ratio to sales than domestically due to generally higher advertising and sales-related expenses in distributing the products and in building the FOSSIL brand name recognition. In addition, the operating expense ratio derived from the FOSSIL outlet stores is historically substantially higher than the consolidated average. During the first quarter of 1996, increases in the operating expense ratio to net sales resulting from both the increase in the Company's international and outlet store sales in relation to the overall Company's net sales mix was more than offset by a reduction in certain advertising and merchandising expenses and an increase in net sales, as compared to the prior year same period, which permitted the Company to more fully leverage its operating expenses.

PROVISION FOR INCOME TAXES. The Company's effective tax rate increased from 38.5% to 40.0% for the three-month period ended March 31, 1996 as compared to the respective 1995 period. This increase resulted primarily from an increase in the percentage of profits derived from the Company's European-based operations, which generally are subjected to higher tax rates than the consolidated group on average. The effective tax rate was also negatively impacted by losses incurred in countries where the Company recently commenced operations. The Company will not recognize any tax benefits in these countries until realization is assured.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1996, the Company had working capital in excess of $51 million and $6 million in cash. As of May 8, 1996, the Company had approximately $16 million borrowed against its combined $38 million bank credit facilities. The current bank borrowings are primarily related to the construction and furnishing costs of the Company's main U.S. facility, as well as financing the growth of international operations. In addition, the Company historically has required additional financing to accumulate inventory and finance the build-up in accounts receivable beginning in the second quarter. These financing needs have historically peaked during the months of September and October.

The Company believes that its cash flow from operations and its existing bank credit facilities will be sufficient to satisfy its working capital and capital expenditures requirements for at least the next twelve months.

                         INDEX TO EXHIBITS

Exhibit 10.1  -  Stock Purchase Agreement between Kabushiki Kaisha,
                 Hattori Seiko and Fossil, Inc., dated March 29, 1996.

Exhibit 10.2  -  First Amendment to Second Amended and Restated Loan Agreement,
                 dated March 27, 1996.

Exhibit 27    -  FDS