Form 10-Q
period 1996-06-30
FOSSIL INC
filed 1996-08-14
CIK 883569

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
(Mark One)

  X
______ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended:    JUNE 30, 1996

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to ______________

                    Commission File Number:    0-19848
                                               -------

                               FOSSIL, INC.
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

The number of shares of Registrant's common stock, outstanding as of August 13, 1996: 13,189,692

                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            FOSSIL, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      JUNE 30,    DECEMBER 31,
                                                       1996            1995
                                                        ----            ----
                                                   (UNAUDITED)

ASSETS
Current assets:
   Cash and cash equivalents                       $  7,901,693   $  5,980,535
   Accounts receivable - net                         30,071,478     24,932,467

   Inventories                                       45,601,956     42,515,468
   Deferred income tax benefits                       3,233,611      3,290,419
   Prepaid expenses and other current assets          1,695,240      1,428,273
                                                   ------------   ------------

          Total current assets                       88,503,978     78,147,162

Property, plant and equipment - net                  16,614,797     15,464,559
Intangible and other assets                           3,831,083      3,381,806
                                                   ------------   ------------
                                                   $108,949,858   $ 96,993,527
                                                   ------------   ------------
                                                   ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                   $ 16,664,141   $  7,173,036
   Accounts payable                                   6,778,945      5,173,792
   Accrued expenses:
      Co-op advertising                               5,750,383      6,181,063
      Compensation                                    2,423,138      2,711,800
      Other                                           3,959,825      4,835,474

   Income taxes payable                                 703,893      2,820,890
                                                   ------------   ------------
          Total current liabilities                  36,280,325     28,896,055

Long-term debt                                        4,450,000      4,811,298
Minority interests in subsidiaries                    2,270,635      2,016,716
Stockholders' equity:

   Common stock, shares issued and outstanding,
     13,189,692 and 13,182,333, respectively            131,897        131,823
   Additional paid-in capital                        22,293,576     22,219,692
   Retained earnings                                 43,648,468     38,723,962
   Cumulative translation adjustment                  (125,043)        193,981
                                                   ------------   ------------
          Total stockholders' equity                 65,948,898     61,269,458
                                                   ------------   ------------
                                                   $108,949,858   $ 96,993,527
                                                   ------------   ------------
                                                   ------------   ------------


See notes to condensed consolidated financial statements.

                            FOSSIL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                      UNAUDITED




                                         FOR THE THREE MONTHS ENDED              FOR THE SIX MONTHS ENDED
                                                  June 30,                               June 30,
                                                  -------                                -------
                                        1996               1995                1996               1995
                                        ----               ----                ----               ----

Net sales                             $ 45,238,236        $ 43,340,380        $ 88,147,304        $ 78,837,205
Cost of sales                           22,775,805          23,368,656          46,649,086          42,191,019
                                      ------------        ------------        ------------        ------------
 Gross Profit                           22,462,431          19,971,724          41,498,218          36,646,186

Operating expenses:
 Selling and distribution               12,241,841          10,062,554          21,736,990          17,936,204
 General and administration              5,619,881           4,745,906          10,911,728           9,192,537
                                      ------------        ------------        ------------        ------------

     Total operating expenses           17,861,722          14,808,460          32,648,718          27,128,741

 Operating income                        4,600,709           5,163,264           8,849,500           9,517,445

Interest expense                          (264,412)           (259,827)           (440,422)           (501,412)

Other inc. (exp.) - net                    128,245              12,941             (42,572)           (172,120)
                                      ------------        ------------        ------------        ------------

 Income before income taxes              4,464,542           4,916,378           8,366,506           8,843,913

Provision for income taxes               1,880,000           1,910,000           3,442,000           3,422,000
                                      ------------        ------------        ------------        ------------

Net income                            $  2,584,542        $  3,006,378          $4,924,506        $  5,421,913
                                      ------------        ------------        ------------        ------------
                                      ------------        ------------        ------------        ------------

Earnings per share                          $ 0.19              $ 0.23               $0.37               $0.41
                                      ------------        ------------        ------------        ------------
                                      ------------        ------------        ------------        ------------

Weighted average common and             13,462,680          13,330,352          13,355,513          13,320,913
 common equivalent shares             ------------        ------------        ------------        ------------
 outstanding                          ------------        ------------        ------------        ------------




See notes to condensed consolidated financial statements.

                            FOSSIL, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      UNAUDITED



                                                          FOR THE SIX MONTHS ENDED
                                                                  JUNE 30,
                                                                  -------
                                                           1996                1995
                                                           ----                ----
Operating Activities:
 Net income                                               $ 4,924,506         $ 5,421,913
 Noncash items affecting net income:
  Minority interests in subsidiaries                          251,625             471,447
  Depreciation and amortization                             1,473,399           1,215,050
  Increase in allowance for
   doubtful account                                           531,647             369,748
  Decrease in allowance for returns -
   net of related inventory in transit                     (1,239,963)         (1,029,113)
  Deferred income tax benefits                                 56,808             269,183
  Cumulative translation adjustment                          (319,024)            191,420

Cash from (used for) changes in assets and liabilities:
  Accounts receivable                                      (1,872,572)          3,037,515
  Inventories                                              (3,187,390)         (6,159,036)
  Prepaid expenses and other current assets                  (147,610)           (805,453)
  Accounts payable                                          1,428,387             849,156
  Accrued expenses                                         (1,821,207)         (1,126,182)
  Income taxes payable                                     (2,127,566)            (94,949)
                                                           ----------          ----------

     Net cash (used  in) from operations                   (2,048,960)          2,610,699

Investing Activities:
 Net assets acquired in business combination,
     net of cash received                                     805,891                   -
 Additions to property, plant and equipment                (2,527,328)         (4,098,143)
 Decrease (increase) in intangible
  and other assets                                           (452,468)            197,838
                                                           ----------          ----------

     Net cash used in investing activites                  (2,173,905)         (3,900,305)

Financing activities:
 Issuance of common stock                                      73,958             134,094
 Increase (decrease) in minority interests in subsidiaries      2,294             (26,631)
 Increase in notes payable                                  6,067,771           3,317,757
                                                           ----------          ----------

     Net cash from financing activities                     6,144,023           3,425,220
                                                           ----------          ----------

Net increase in cash and cash equivalents                   1,921,158           2,135,614

Cash and cash equivalents:
  Beginning of period                                       5,980,535           2,316,822
                                                           ----------          ----------

  End of period                                           $ 7,901,693         $ 4,452,436
                                                           ----------          ----------
                                                           ----------          ----------




See notes to condensed consolidated financial statements.

                            FOSSIL, INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                      UNAUDITED


1.  FINANCIAL STATEMENT POLICIES

BASIS OF PRESENTATION. The consolidated financial statements include the accounts of Fossil, Inc., a Delaware corporation, and its majority owned subsidiaries (the "Company" or "Fossil"). The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the Company's financial position as of June 30, 1996, and the results of operations for the three- and six-month periods ended June 30, 1996 and 1995. All adjustments are of a normal, recurring nature.

These interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included in Form 10-K filed by the Company pursuant to the Securities Exchange Act of 1934 for the year ended December 31, 1995. Operating results for the three- and six-month periods ended June 30, 1996, are not necessarily indicative of the results to be achieved for the full year.

BUSINESS.   The Company designs, develops, markets and distributes fashion watches and other accessories, principally under the "FOSSIL", "FSL" and "RELIC" brand names. The Company's products are sold primarily through department stores and other major retailers, both domestically and internationally.


2.  INVENTORIES

    Inventories consist of the following:

                                                    JUNE 30,     DECEMBER 31,
                                                      1996          1995
                                                       ----          ----
         Components and parts                      $ 2,539,525   $ 1,929,100
         Work-in-process                               589,747       546,917
         Finished merchandise on hand               35,780,519    33,462,443

         Stores                                      3,400,117     1,750,008

         Merchandise in transit from estimated
         customers' returns                          3,292,048     4,827,000
                                                    -----------   -----------
                                                   $45,601,956   $42,515,468
                                                    -----------   -----------
                                                    -----------   -----------

The Company periodically enters into forward contracts principally to hedge the expected payment of intercompany inventory transactions with its non-U.S. subsidiaries. Currency exchange gains or losses resulting from the translation of the related accounts, along with the offsetting gains or losses from the hedge, are deferred until the inventory is sold or the forward contract is completed. At June 30, 1996, the Company had hedge contracts to sell 11,000,000 deutsche marks (DM), expiring during 1996. The average exchange rate of the DM contracts at maturity is $1 = DM 1.51.

                            FOSSIL, INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                      UNAUDITED


3.  ACQUISITIONS

    Effective April 1, 1996, the Company invested approximately $700,000 in cash for an 81% partnership interest in Kabushiki Kaisha Fossil Japan, a Japanese partnership ("Fossil Japan"). Fossil Japan is the sole distributor of Fossil products within Japan and was previously 100% owned by a foreign-based entity. The acquisition has been accounted for as a purchase, and in connection therewith, the Company recorded goodwill of approximately $300,000.


4.  DEBT

BANK. In April 1996, the Company amended its short-term revolving credit facility ("Short-term Revolver") with its primary bank to additionally allow for Japanese Yen currency borrowings ("Yen borrowings") not to exceed $5,000,000. All outstanding Yen borrowings under the amended facility bear interest at the bank's prime rate less 0.5% or the Euroyen base rate plus 1.00% (1.50% at June 30, 1996), at the option of the Company. In May 1996, the Company renewed its Short-term Revolver through May 3, 1997. At the time of the renewal, the Company increased the funds available under the facility to the lesser of $30,000,000 or the result of a calculated borrowing base, determined principally on the Company's cash flow, as defined within the loan agreement. The credit facility is collateralized by substantially all the Company's assets and requires the maintenance of specified levels of tangible net worth, working capital and financial ratios. As of June 30, 1996 borrowings outstanding under the Short-term Revolver were $12,465,000, of which approximately $2,962,000 related to Yen borrowings.

                            FOSSIL, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is a discussion of the financial condition and results of operations of the Company for the three- and six-month periods ended June 30, 1996 and 1995. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes attached hereto.


GENERAL

Fossil, established in 1984, began operations as a designer, developer, marketer and distributor of fashion watches sold under the FOSSIL brand name. Since the Company's initial success in designing and marketing its FOSSIL brand watches, mainly through major department stores in the United States, the Company has increased its market share of the fashion watch market, diversified its product offerings and expanded its distribution channels. This has been accomplished by diversification into other watch brand names, which often target different distribution channels, expansion of the scope of the Company's product offerings to include men's and women's small leather goods, belts, handbags, and sunglasses, development and marketing of private label watch programs for several internationally recognized companies and distribution of FOSSIL products to a growing number of international markets.

Fossil's product sales into the international marketplace have increased substantially over the past several years, from 8% of net sales in 1992 to 32% in 1995. Contributing significantly to the increase were sales in Germany generated through Fossil Europe GmbH ("Fossil GmbH") formed in 1993 and in Italy through Fossil Italia, S.r.l. formed in 1994. During 1995, the Company also commenced operations in France and the United Kingdom. The Company maintains an 88% equity interest in these European-based subsidiaries with the exception of Fossil Italia, S.r.l., in which the Company holds a 53% equity investment. Each of these subsidiaries is generally responsible for the sales and operations within their respective countries with the exception of Fossil GmbH which also acts as the Company's main marketing and distribution point in Europe. Fossil also currently distributes its products to more than 50 additional countries through licensed distributors.

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

Since February 1995, the Company has opened twenty-three outlet stores in certain prime outlet centers in the United States. The Company currently plans to increase the number of outlet store locations to a total of twenty-six stores in 1996. These outlet stores provide the Company a distribution channel through which to sell discontinued products at higher gross profit margins than it presently receives for the sale of such product through traditional discounters.

In June 1996, the Company opened two full price retail locations in certain prime shopping malls in the United States. The Company believes these retail locations provide both an advertising vehicle for the FOSSIL brand name and a highly visible display of all the Company's current product offerings in one area. In addition, both the retail and outlet stores provide the Company a site to test possible new product offerings.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, (i) the percentages of the Company's net sales represented by certain line items from the Company's condensed consolidated statements of income and (ii) the percentage changes in these line items between the current period and the comparable period for the prior year.



                                         PERCENTAGE OF              PERCENTAGE             PERCENTAGE OF              PERCENTAGE
                                           NET SALES                CHANGE FROM               NET SALES               CHANGE FROM
                                           ---------                -----------               ---------               -----------
                                         THREE MONTHS               THREE MONTHS             SIX MONTHS               SIX MONTHS
                                            ENDED                      ENDED                    ENDED                    ENDED
                                           JUNE 30,                   JUNE 30,                 JUNE 30,                 JUNE 30,
                                           --------                   --------                 --------                 --------
                                     1996             1995              1996            1996             1995             1996
                                     ----             ----              ----            ----             ----             ----
Net sales                            100.0%           100.0%            4.4 %           100.0%           100.0%           11.8 %

Cost of sales                         50.3             53.9            (2.5)             52.9             53.5            10.6
                                     -----            -----                             -----            -----

Gross profit margin                   49.7             46.1            12.5              47.1             46.5            13.2

Selling and                           27.1             23.2             21.7             24.6             22.7            21.2
 distribution
 expenses
General and
 administrative                       12.4             11.0             18.4             12.4             11.7            18.7
 expenses                            -----            -----                             -----            -----
Operating income                      10.2             11.9            (10.9)            10.1             12.1             (7.0)
Interest expense                      (0.6)            (0.6)             1.8             (0.5)            (0.7)           (12.2)
Other inc (exp) - net                  0.3             (0.0)           891.0             (0.1)            (0.2)           (75.3)
                                     -----            -----                             -----            -----
Income before                          9.9             11.3             (9.2)             9.5             11.2             (5.4)
 income taxes
Income taxes                           4.2              4.4             (1.6)             3.9              4.3              0.6
                                     -----            -----                             -----            -----
Net income                             5.7%             6.9%           (14.0)%             5.6%             6.9%            (9.17)%
                                     -----            -----                             -----            -----
                                     -----            -----                             -----            -----



NET SALES. The following table sets forth certain components of the Company's consolidated net sales and the percentage relationship of the components to consolidated net sales for the periods indicated (in millions, except percentage data):





                                                         AMOUNTS          % OF  TOTAL             AMOUNTS        % OF  TOTAL
                                                          -------          -----------             -------        -----------
                                                        THREE MONTHS     THREE MONTHS           SIX MONTHS        SIX MONTHS
                                                            ENDED           ENDED                  ENDED             ENDED
                                                           JUNE 30,        JUNE 30,               JUNE 30,          JUNE 30,
                                                           --------         --------               --------          --------
                                                       1996      1995      1996      1995      1996      1995      1996      1996
                                                       ----      ----      ----      ----      ----      ----      ----      ----
 International:
     Europe                                          $ 10.9    $ 10.0       24%       23%    $ 22.4    $ 17.9       25%       23%
      Other                                             3.3       4.4        7        10        7.4       7.2         8        9
                                                     ------    ------      ---       ---     ------    ------       ---      ---
     Total International                               14.2      14.4       31        33       29.8      25.1        33       32
                                                     ------    ------      ---       ---     ------    ------       ---      ---

    Domestic:
      Watch products                                   18.5      21.5       41        50       35.1      40.9        40       52
      Other products                                    9.9       6.2       22        14       19.1      11.5        22       15
                                                     ------    ------      ---       ---     ------    ------       ---      ---
         Total                                         28.4      27.7       63        64       54.2      52.4        62       67
      Outlet Stores                                     2.6       1.2        6         3        4.1       1.3         5        1
                                                     ------    ------      ---       ---     ------    ------       ---      ---
         Total Domestic                                31.0      28.9       69        67       58.3      53.7        67       68
                                                     ------    ------      ---       ---     ------    ------       ---      ---
    Total Net Sales                                  $ 45.2    $ 43.3      100%      100%    $ 88.1    $ 78.8      100%      100%
                                                     ------    ------      ---       ---     ------    ------       ---      ---
                                                     ------    ------      ---       ---     ------    ------       ---      ---






Net sales increased 4.4% and 11.8% for the three- and six-month periods, respectively, over the comparable periods of the prior year. Sales volume increases during the most recent quarter were principally derived from FOSSIL Leather and Sunglass product lines and from the opening of an additional twelve FOSSIL outlet and two FOSSIL retail stores after June 1995. Although Fossil's European-based operations were the largest contributors to sales volume increases for the six-month period ended June 30, 1996, their net sales increases for the 1996 second quarter amounted to 9% as compared to 46% in the first quarter of the current year. International net sales in total were down 1.4% and up 18.7% for the three- and six-month periods ended June 30, 1996, respectively , as compared to the comparable periods in 1995. A decrease in domestic sales of FOSSIL branded and Licensed watches in the first half of 1996 from their sales totals during the comparable period in 1995, also negatively impacted the sales volume growth.

Management believes that International net sales volumes attained during the second quarter of 1996 by poor economic conditions in Germany, and the Company's decision to terminate its sales force in France. Sales within Germany were also negatively effected by a large sales promotion by one of the Company's main competitors and the Company's decision to replace a key distributor in Germany. International export sales to distributors have slowed in the second quarter of 1996 in comparison to the comparable quarter in 1995, due mainly to a slowdown in the retail sales environment in several countries and a consumer preference shift to metal banded watches (as opposed to leather strap products which represents the majority of the Company's distributors' inventory). Efforts on the part of the Company's major domestic customers to decrease inventory levels in order to increase their inventory turnover rate, which first began in late June 1995, resulted in decreases in FOSSIL branded watch purchase order volumes in comparison to last year. Licensing product sales, under the FOSSIL label, have declined in the current year due to intentional efforts by the Company, started in the later half of 1995, to decrease Fossil's percentage of business in limited licensed products.

GROSS PROFIT. Gross profit margins for the three- and six-month periods ended June 30, 1996 were 49.7% and 47.1%, respectively, as compared to 46.1% and 46.5%, respectively, for the comparable periods during 1995. The increase in gross profit margins is primarily attributable to an increase in the amount of the Company's watch products supplied by Fossil's majority owned factories and an increase in the percentage of sales mix generated by products that generally provide higher gross profit margins than the Company average, including Sunglass product sales and sales derived from Fossil-owned outlet and retail stores. In addition, based on the recent strength of the U.S. dollar over the Japanese Yen, the Company was able to decrease the purchase cost of certain of its watch products. Management believes that the Company's gross profit margins for the remainder of the year will approximate the level achieved over the full six-month period ended June 30, 1996.

OPERATING EXPENSES.

Selling, general and administrative expenses increased as a percentage of net sales for the three- and six-month periods ended June 30, 1996, to 39.5% and 37.0%, respectively, from 34.2% and 34.4%, for 1995, respectively. The aggregate increase in operating expenses was due principally to increased sales volumes, the operating costs of Fossil Japan, which was acquired in April 1996, and from the operations of the Company's outlet and retail stores, the majority of which commenced operations after June 1995. The Company's international operations historically operate at a higher operating expense ratio to sales than domestically due to generally higher advertising and sales-related expenses in distributing the products and in building FOSSIL brand name recognition. In addition, the operating expense ratio derived from FOSSIL outlet and retail stores is historically substantially higher than the consolidated average. During the second quarter of 1996, the shortfall in planned international sales significantly increased the operating expense percentage of net sales as fixed costs and committed advertising campaigns were not correspondingly reduced in relation to the sales shortfall. For the remainder of the year, management believes that operating expenses as a percentage of sales may decrease as increased sales levels permit the Company to more fully leverage its operating expenses.

PROVISION FOR INCOME TAXES. The Company's effective tax rate increased for the three- and six-month periods ended June 30, 1996 to 42.1% and 41.1%, respectively, from 38.9% from both the respective periods in 1995. This increase resulted primarily from losses incurred in countries where the Company has recently commenced operations or such foreign locations have continued to generate losses from inception. The Company will not recognize any tax benefits in these countries until realization is assured.

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 1996, the Company had working capital in excess of $52 million and approximately $8 million in cash. As of August 9, 1996, the Company had approximately $22 million borrowed against its combined $38 million bank credit facilities. The current bank borrowings are primarily related to financing the growth of international operations as well as the construction and furnishing costs of the Company's main U.S. facility. In addition, the Company historically has required additional financing to accumulate inventory and finance the build-up in accounts receivable beginning in the second quarter. These financing needs have historically peaked in the September-November time frame.

    For the six-month period ended June 30, 1996, the Company had a net cash outflow from operations. This was primarily caused by payment of income taxes in the second quarter and an increase in the Company's trade receivable balances. Management believes that the Company will be cash flow positive from its operations for the 1996 year.

    The Company believes that its cash flow from operations and its existing bank credit facilities will be sufficient to satisfy its working capital and capital expenditures requirements for at least the next twelve months.

                             PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on May 16, 1996. At such meeting, the stockholders elected directors of the Company and no other matters were voted on at the meeting. A total of 11,931,993 shares were represented at the meeting.

The tabulation of nominees is as follows:


Director Nominee            For       Against   Abstain   Withheld
- ----------------            ---       -------   -------   --------

Kenneth W. Anderson      11,916,659                        15,334
  Michael W. Barnes      11,916,159                        15,834
   Alan J. Gold          11,914,659                        17,334
  Kosta N. Kartsotis     11,916,159                        15,834
   Tom Kartsotis         11,915,959                        16,034
   Alan D. Moore         11,911,159                        20,834
    Jal S. Shroff        11,916,459                        15,534
   Donald J. Stone       11,916,659                        15,334

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBITS

           10.1 Second Amendment to Second Amended and Restated Loan Agreement, dated May 3, 1996.
           Exhibit 27

    (b)  REPORTS ON FORM 8-K
           No reports on Form 8-K were filed during the period ended June 30, 1996.


                                PART III - SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOSSIL, INC.

/s/   Randy S. Kercho
      --------------------------------------
      Randy S. Kercho
      Vice President and Chief Financial Officer

Date: August 14, 1996

                                  INDEX TO EXHIBITS


    10.1           Exhibit A           Second Amendment to Second Amended
                                       and Restated Loan Agreement, dated
                                       May 3, 1996
    27             Exhibit 27          Financial Data Schedule