Form 10-Q/A
period 1996-06-30
FOSSIL INC
filed 1996-08-16
CIK 883569

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q/A
                               (AMENDMENT NO. 1)
(Mark One)

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

Management believes that International net sales volumes attained during the second quarter of 1996 were negatively affected by poor economic conditions in Germany, and the Company's decision to terminate its sales force in France. Sales within Germany were also negatively affected by a large sales promotion supplied by one of the Company's main competitors and the Company's decision to replace a key distributor in Germany. International export sales to distributors have slowed in the second quarter of 1996 in comparison to the comparable quarter in 1995, due mainly to a slowdown in the retail sales environment in several countries and a consumer preference shift to metal banded watches (as opposed to leather strap products which represents the majority of the Company's distributors' inventory). Efforts on the part of the Company's major domestic customers to decrease inventory levels in order to increase their inventory turnover rate, which first began in late June 1995, resulted in decreases in FOSSIL branded watch purchase order volumes in comparison to last year. Licensing product sales, under the FOSSIL label, have declined in the current year due to intentional efforts by the Company, started in the later half of 1995, to decrease Fossil's percentage of business in limited licensed products.

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

Date: August 16, 1996