Form 10-Q
period 1996-09-30
FOSSIL INC
filed 1996-11-12
CIK 883569

                          SECURITIES AND EXCHANGE COMISSION

                               WASHINGTON, D.C.  20549


                                      FORM 10-Q


(Mark One)
               [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended: SEPTEMBER 30, 1996

                                          OR

               [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from ________ to _________

                             Commission file number:  0-19848


                                     FOSSIL, INC.
                (Exact name of registrant as specified in its charter)


             DELAWARE                                    75-2018505
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)


                    2280 N. GREENVILLE AVE., DALLAS, TEXAS  75082
                       (Address of principal executive offices)
                                      (Zip Code)

                                    (972) 234-2525
                 (Registrant's telephone number, including area code)

     Indicate by check mark whether registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes   X    No
     ---      ---

     The number of shares of Registrant's common stock, outstanding as of November 8, 1996: 13,189,692

                       PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                       FOSSIL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                                 SEPTEMBER 30,    DECEMBER 31,
                                                     1996             1995
                                                 -------------    ------------
                                                  (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                      $  6,369,287     $ 5,980,535
  Accounts receivable - net                        35,725,651      24,932,467
  Inventories                                      56,218,518      42,515,468
  Deferred income tax benefits                      3,685,419       3,290,419
  Prepaid expenses and other current assets         2,184,766       1,428,273
                                                 ------------     -----------
      Total current assets                        104,183,641      78,147,162
Property, plant and equipment - net                16,595,722      15,464,559
Intangible and other assets                         3,706,489       3,381,806
                                                 ------------     -----------
                                                 $124,485,852     $96,993,527
                                                 ------------     -----------
                                                 ------------     -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                  $ 23,271,260     $ 7,173,036
  Accounts payable                                  7,800,801       5,173,792
  Accrued expenses:
    Co-op advertising                               6,024,623       6,181,063
    Compensation                                    2,098,434       2,711,800
    Other                                           6,704,796       4,835,474
  Income taxes payable                              2,119,600       2,820,890
                                                 ------------     -----------
      Total current liabilities                    48,019,514      28,896,055
Long-term debt                                      4,400,000       4,811,298
Minority interests in subsidiaries                  2,498,945       2,016,716
Stockholders' equity:
  Common stock, shares issued and outstanding,
   13,189,692 and 13,182,333, respectively            131,897         131,823
  Additional paid-in capital                       22,293,576      22,219,692
  Retained earnings                                47,478,149      38,723,962
  Cumulative translation adjustment                  (336,229)        193,981
                                                 ------------     -----------
      Total stockholders' equity                   69,567,393      61,269,458
                                                 ------------     -----------
                                                 $124,485,852     $96,993,527
                                                 ------------     -----------
                                                 ------------     -----------


See notes to condensed consolidated financial statements.

                       FOSSIL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               UNAUDITED

                                     FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                           SEPTEMBER 30,                    SEPTEMBER 30,
                                           -------------                    -------------
                                           1996           1995          1996            1995
                                           ----           ----          ----            ----
Net Sales                              $52,821,348     $43,545,239   $140,968,652   $122,382,444
Cost of sales                           27,064,790      24,147,963     73,713,876     66,338,982
                                       -----------     -----------   ------------   ------------
  Gross Profit                          25,756,558      19,397,276     67,254,776     56,043,462

Operating Expenses:
  Selling and distribution              12,668,558       9,822,927     34,405,548     27,759,131
  General and administrative             5,809,763       5,037,233     16,721,491     14,229,770
                                       -----------     -----------   ------------   ------------
            Total operating expenses    18,478,321      14,860,160     51,127,039     41,988,901
                                       -----------     -----------   ------------   ------------

   Operating income                      7,278,237       4,537,116     16,127,737     14,054,561
Interest expense                          (383,127)       (262,286)      (823,549)      (763,698)
Other inc. (exp.) - net                   (404,429)        384,034       (447,001)       211,914
                                       -----------     -----------   ------------   ------------

   Income before income taxes            6,490,681       4,658,864     14,857,187     13,502,777
Provision for income taxes               2,661,000       1,850,000      6,103,000      5,272,000
                                       -----------     -----------   ------------   ------------
Net income                             $ 3,829,681     $ 2,808,864   $  8,754,187   $  8,230,777
                                       -----------     -----------   ------------   ------------
                                       -----------     -----------   ------------   ------------
Net income per share                   $      0.29     $      0.21   $       0.66   $       0.62
                                       -----------     -----------   ------------   ------------
                                       -----------     -----------   ------------   ------------
Weighted average common and
 common equivalent shares
 outstanding                           13,328,601       13,333,572     13,346,549     13,325,281
                                       -----------     -----------   ------------   ------------
                                       -----------     -----------   ------------   ------------


See notes to condensed consolidated financial statements.

                            FOSSIL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      UNAUDITED


                                                           FOR THE NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                                 -------------
                                                               1996          1995
                                                               ----          ----
Operating Activities:
  Net income                                               $  8,754,187  $  8,230,777
  Noncash item affecting net income:
    Minority interests in subsidiaries                          594,038       597,269
    Depreciation and amortization                             2,310,059     1,830,376
    Increase in allowance for doubtful accounts                 909,722       805,025
    Decrease in allowance for returns -
      net of related inventory in transit                      (591,443)     (698,648)
    Deferred income tax benefits                               (395,000)     (205,901)
    Cumulative translation adjustment                          (530,210)      298,665
  Cash from (used for) changes in assets and liabilities:
    Accounts receivable                                      (9,279,791)      293,540
    Inventories                                             (13,077,501)   (9,949,345)
    Prepaid expenses and other current assets                  (637,136)     (647,268)
    Accounts payable                                          2,450,243     2,991,292
    Accrued expenses                                            873,300    (1,537,428)
    Income taxes payable                                       (711,859)    1,539,852
                                                           ------------  ------------

          Net cash (used in) from operations                 (9,331,391)    3,548,206

Investing Activities:
  Net assets acquired in business combination,
    net of cash received                                        805,891    (1,683,929)
  Additions to property, plant and equipment                 (3,292,698)   (5,239,166)
  Decrease (increase) in intangible and other assets           (380,089)      497,142
                                                           ------------  ------------

          Net cash used in investing activities              (2,866,896)   (6,425,953)

Financing activities:
  Issuance of common stock                                       73,958       197,131
  Decrease in minority interests in subsidiaries               (111,809)     (365,710)
  Increase in notes payable                                  12,624,890     3,740,142
                                                           ------------  ------------

          Net cash from financing activities                 12,587,039     3,571,563

Net increase in cash and cash equivalents                       388,752       693,816

Cash and cash equivalents:
  Beginning of period                                         5,980,535     2,316,822
                                                           ------------  ------------

  End of period                                            $  6,369,287  $  3,010,638
                                                           ------------  ------------
                                                           ------------  ------------

See notes to condensed consolidated financial statements.

                          FOSSIL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED

1.  FINANCIAL STATEMENT POLICIES

BASIS OF PRESENTATION. The consolidated financial statements include the accounts of Fossil, Inc., a Delaware corporation, and its majority owned subsidiaries (the "Company" or "Fossil"). The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the Company's financial position as of September 30, 1996 and the results of operations for the three- and nine-month periods ended September 30, 1996 and 1995. All adjustments are of a normal, recurring nature.

These interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included in Form 10-K filed by the Company pursuant to the Securities Exchange Act of 1934 for the year ended December 31, 1995. Operating results for the three- and nine-month periods ended September 30, 1996, are not necessarily indicative of the results to be achieved for the full year.

BUSINESS. The Company designs, develops, markets and distributes fashion watches and other accessories, principally under the "FOSSIL", "FSL" and "RELIC" brands names. The Company's products are sold primarily through department stores and other major retailers, both domestically and internationally.

2.  INVENTORIES

    Inventories consist of the following:
                                              September 30,  December 31,
                                                   1996          1995
                                              -------------  ------------
       Components and parts                    $ 2,891,406   $ 1,929,100
       Work-in-process                             944,056       546,917
       Finished merchandise on hand             45,240,142    33,462,443
       Stores                                    3,203,592     1,750,008
       Merchandise in transit from estimated
        customers' returns                       3,939,322     4,827,000
                                               -----------   -----------
                                               $56,218,518   $42,515,468
                                               -----------   -----------
                                               -----------   -----------

The Company periodically enters into forward contracts principally to hedge the expected payment of intercompany inventory transactions with its non-U.S. subsidiaries. Currency exchange gains or losses resulting from the translation of the related accounts, along with the offsetting gains or losses from the hedge, are deferred until the inventory is sold or the forward contract is completed. At September 30, 1996, the Company had hedge contracts to sell 11,500,000 deutsche marks (DM), expiring through July 1997. The average exchange rate of the DM contracts at maturity is $1 = DM 1.48.

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

4.  DEBT

BANK. In April, 1996, the Company amended its short-term revolving credit facility ("Short-term revolver") with its primary bank to additionally allow for Japanese Yen currency borrowings ("Yen borrowings") not to exceed $5,000,000. All outstanding Yen borrowings under the amended facility bear interest at the bank's prime rate less 0.5% or the Euroyen base rate plus 1.00% (1.55% at September 30, 1996), at the option of the Company. In May, 1996, the Company renewed its Short-term revolver through May 3, 1997. At the time of the renewal, the Company increased the funds available under the facility to the lesser of $30,000,000 or the result of a calculated borrowing base, determined principally on the Company's cash flow, as defined within the loan agreement. The credit facility is collateralized by substantially all of the Company's assets and requires the maintenance of specific levels of tangible net worth, working capital and financial ratios. As of September 30, 1996 borrowings outstanding under the Short-term revolver were $22,068,000, of which approximately $2,918,000 related to Yen borrowings.

                        FOSSIL, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    The following is a discussion of the financial condition and results of operations of the Company for the three- and nine-month periods ended September 30, 1996 and 1995. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes attached hereto.

GENERAL

    Fossil, established in 1984, began operations as a designer, developer, marketer and distributor of fashion watches sold under the FOSSIL brand name. Since the Company's initial success in designing and marketing its FOSSIL brand watches, mainly through major department stores in the United States, the Company has increased its market share of the fashion watch market, diversified its product offerings and expanded its distribution channels. This has been accomplished by diversification into other watch brand names which often target different distribution channels, expansion of the scope of the Company's product offerings to include men's and women's small leather goods, belts, handbags, and sunglasses, development and marketing of private label watch programs for several internationally recognized companies and distributing FOSSIL products to a growing number of international markets.

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

    Since February 1995, the Company has opened twenty-five outlet stores in outlet centers throughout the United States. The Company currently plans on opening one additional outlet store during the remainder of 1996. These outlet stores provide the Company a distribution channel through which to sell discontinued products at higher gross profit margins than it presently receives for the sale of such product through traditional discounters.

    In June 1996, the Company opened two full price retail locations in certain prime shopping malls in the United States. The Company currently plans on opening one additional full price retail store during the remainder of 1996 and one during 1997. These retail locations provide both an advertising vehicle for the FOSSIL brand name and a highly visible display of all of the Company's current product offerings in one area. In addition, both the retail and outlet stores provide the Company a site to test possible new product offerings.


RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, (i) the percentages of the Company's net sales represented by certain line items from the Company's condensed consolidated statements of income and (ii) the percentage changes in these line items between the current period and the comparable period of the prior year.

                                 PERCENTAGE      PERCENTAGE        PERCENTAGE       PERCENTAGE
                                 NET SALES       CHANGE FROM        NET SALES       CHANGE FROM
                              ----------------   -------------   ----------------   -------------
                                THREE MONTHS     THREE MONTHS      NINE MONTHS      NINE MONTHS
                                    ENDED            ENDED             ENDED            ENDED
                                SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,
                              ----------------   -------------   ----------------   -------------
                               1996      1995        1996         1996      1995        1996
                              ------    ------       -----       ------    ------       -----
Net sales                     100.0%    100.0%       21.3%       100.0%    100.0%       15.2%
Cost of sales                  51.2      55.5        12.1         52.3      54.2        11.1
                              -----     -----                    -----     -----
Gross profit margin            48.8      44.5        32.8         47.7      45.8        20.0
Selling and distribution
 expenses                      24.0      22.5        29.0         24.4      22.7        23.9
General and
 administrative expenses       11.0      11.6        15.3         11.9      11.6        17.5
                              -----     -----                    -----     -----
Operating income               13.8      10.4        60.4         11.4      11.5        14.8
Interest expense               (0.7)     (0.6)       46.0         (0.6)     (0.6)        7.8
Other inc (exp) - net          (0.8)      0.9      (205.3)        (0.3)      0.1      (311.0)
                              -----     -----                    -----     -----
Income before income
 taxes                         12.3      10.7        39.3         10.5      11.0        10.0
Income taxes                    5.0       4.2        43.8          4.3       4.3        15.8
                              -----     -----                    -----     -----
Net income                      7.3%      6.5%       36.3%         6.2%      6.7%        6.4%
                              -----     -----                    -----     -----
                              -----     -----                    -----     -----

                            FOSSIL, INC. AND SUBSIDIARIES

NET SALES. The following table sets forth certain components of the Company's consolidated net sales and the percentage relationship of the components to consolidated net sales for the periods indicated (in millions, except percentage data):

                              AMOUNTS        % OF TOTAL        AMOUNTS        % OF TOTAL
                              -------        ----------        -------        ----------
                            THREE MONTHS     THREE MONTHS     NINE MONTHS     NINE MONTHS
                                ENDED           ENDED            ENDED           ENDED
                            SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,
                            -------------    -------------    -------------   -------------
                            1996     1995    1996     1995    1996    1995    1996    1995
                            -----   -----    ----     ----   ------  ------   ----    ----

International:
  Europe                    $10.3   $ 8.6     20%      20%   $ 32.7  $ 26.5    23%     22%
  Other                       2.4     4.5      4       10       9.8    11.8     7      10
                            -----   -----    ----     ----   ------  ------   ----    ----
      Total International    12.7    13.1     24       30      42.5    38.3    30      32
                            -----   -----    ----     ----   ------  ------   ----    ----

Domestic:
  Watch products             24.4    21.8     46       50      59.5    62.7    42      51
  Other products             11.6     6.2     22       14      30.7    17.7    22      14
                            -----   -----    ----     ----   ------  ------   ----    ----
      Total                  36.0    28.0     68       64      90.2    80.4    64      65
  Outlet Stores               4.1     2.4      8        6       8.2     3.7     6       3
                            -----   -----    ----     ----   ------  ------   ----    ----
      Total Domestic         40.1    30.4     76       70      98.4    84.1    70      68
                            -----   -----    ----     ----   ------  ------   ----    ----
Total Net Sales             $52.8   $43.5    100%     100%   $140.9  $122.4   100%    100%
                            -----   -----    ----     ----   ------  ------   ----    ----
                            -----   -----    ----     ----   ------  ------   ----    ----

Sales volume increases during the most recent quarter were principally derived from domestic sales of FOSSIL Leather and Watch product lines in addition to sales generated from an additional thirteen FOSSIL outlet and two FOSSIL retail stores opened after September 1995. During the nine-month period ended September 30, 1996, sales volume increases over the comparable prior year period resulted significantly from domestic sales of the FOSSIL Leather and Sunglass product lines in conjunction with the incremental sales derived from FOSSIL's additional owned store locations. International net sales volumes continued to be slightly down for the quarter as compared to the previous year due to the continuing negative impact of poor economic conditions in several countries and a significant consumer preference shift from leather to metal banded watches.

The Company's total domestic watch sales increased approximately 12% during the most recent quarter compared to the third quarter of 1995, marking the first quarterly increase in these product sales since the first quarter of 1995. Management believes that this turnaround is primarily due to the successful introduction of FOSSIL's metal banded watches, including the Company's FOSSIL Blue line and the conclusion of the efforts on the part of the Company's major domestic customers, which began in late June 1995, to decrease inventory levels of the Company's watch products in order to increase their inventory turnover rate. During September 1996, management expressed an anticipated earnings per share range for the 1996 third quarter of between $0.25 and $0.28 per share. Although the final earnings per share for the third quarter ended September 30, 1996 amounted to $0.29 per share, management believes that approximately $0.01 per share was shifted to the third quarter from fourth quarter earnings resulting from early shipments of some October orders. Therefore management is reducing its previous estimate of the Company's fourth quarter earnings by $0.01 per share to a revised range of between $0.32 and $0.35 per share as compared to earnings per share of $0.29 reported for the fourth quarter of 1995.

GROSS PROFIT. The increase in gross profit margins in 1996 as compared to 1995, is primarily attributable to an increase in the amount of the Company's watch products supplied by Fossil's majority-owned factories and an increase in the percentage of sales mix of products that generally provide higher than average gross profit margins, including Sunglass product sales and sales derived from Fossil-owned outlet and retail stores. In addition, the Company was able to decrease the purchase cost of certain of its watch products due to the strength of the U.S. dollar over the Japanese Yen during the majority of 1996.

OPERATING EXPENSES. Selling, general and administrative expenses increased as a percentage of net sales for the three- and nine-month periods ended September 30, 1996, to 35.0% and 36.3%, respectively, from 34.1% and 34.3%, for 1995, respectively. The aggregate increase in operating expenses was due principally to increased sales volumes, the operating costs of Fossil Japan, acquired effective April 1996, and from the operations of the Company's outlet and retail stores, the majority of which commenced operations after September 1995. The Company's international operations historically operate at a higher operating expense ratio to sales than domestically due to generally higher advertising and sales-related expenses in distributing the products and in building FOSSIL brand name recognition. In addition, the operating expense ratio derived from FOSSIL outlet and retail stores is historically substantially higher than the consolidated average. For the nine-month period ended September 30, 1996, operating expenses were negatively impacted by the shortfall in planned international sales during the second quarter of 1996. This sales shortfall caused operating expenses, as a percentage of net sales, to increase since fixed costs and committed advertising campaigns were not correspondingly reduced in relation to the sales shortfall.

OTHER INCOME (EXPENSE) - NET. The Company reported other expense of $0.4M for the three- and nine-month periods ended September 30, 1996 as compared to other income of $0.4M and $0.2M, respectively, for the comparable prior year periods. This decrease was mainly the result of a non-recurring $1M fee received from Seiko Communications of America, Inc., recorded in the third quarter of 1995, for services rendered in connection with consulting services performed by Fossil.

PROVISION FOR INCOME TAXES. The Company's effective tax rate increased for the three- and nine-month periods ended September 30, 1996 to 41.0% and 41.1%, respectively, from 39.7 and 39.0%, respectively for 1995. This increase resulted primarily from losses incurred in countries where the Company recently commenced operations or have continued to generate losses from inception. The Company will not recognize any tax benefits in these countries until realization is assured.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1996, the Company had working capital in excess of $56 million and approximately $6 million in cash. As of November 6, 1996, the Company had approximately $24 million borrowed against its combined $38 million bank credit facilities. The current bank borrowings are primarily related to financing the growth of international operations, construction and financing of the Company's outlet and retail store operations, as well as the construction and furnishing costs of the Company's main U.S. facility. In addition, the Company historically has required additional financing to accumulate inventory and finance the build-up in accounts receivable beginning in the second quarter. These financing needs have historically peaked in the September-November time frame.

For the nine-month period ended September 30, 1996, the Company had a net cash outflow from operations. This was primarily caused by the build-up in inventory and receivables balances. In order to increase the Company's ability to fully ship all incoming orders, domestic inventories were built-up earlier this year than the previous year. In addition, due to the increased sales volume in the third quarter of 1996 in comparison to the comparable quarter in 1995, receivables balances have increased significantly. Management believes that the Company will be cash flow positive from its operations for the 1996 year.

The Company believes that its cash flow from operations and its existing bank credit facilities will be sufficient to satisfy its working capital and capital expenditures requirements for at least the next twelve months.

Statements contained in this Form 10-Q that are not historical facts are forward-looking statements and could differ materially from actual results. Primary factors that could cause actual results to differ are economic and market related trends.

                          PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON THIS FORM 10-Q.

   (a) No exhibits are filed as part of this Form 10-Q.

   (b) No Current Reports on Form 8-K were filed during the period July 1, 1996 to September 30, 1996.

                             PART III - SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOSSIL, INC.

/s/  Randy S. Kercho
     ---------------------------
     Randy S. Kercho
     Vice President and Chief Financial Officer


Date: November 12, 1996