Form 10-K
period 1996-12-31
FOSSIL INC
filed 1997-03-31
CIK 883569

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-K

(Mark One)
    X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
  -----     EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                      OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
  -----     EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------

Commission File Number 0-19848


                                  FOSSIL, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                              75-2018505
 (State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                             Identification No.)

   2280 N. GREENVILLE AVENUE
      RICHARDSON, TEXAS                                             75082
(Address of principal executive                                   (Zip Code)
         offices)

       Registrant's telephone number, including area code:  (972) 234-2525

        Securities registered pursuant to Section 12(b) of the Act:  NONE

          Securities registered pursuant to Section 12(g) of the Act:

                        COMMON STOCK, $.01 PAR VALUE
                             (Title of Class)

                        ----------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             ----

     The aggregate market value of Common Stock held by nonaffiliates of the registrant, based on the sale trade price of the Common Stock as reported by the Nasdaq National Market on March 26, 1997, was $59,544,861. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant. As of March 26, 1997, 13,245,136 shares of Common Stock were outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

     The Company's definitive proxy statement in connection with the Annual Meeting of Stockholders to be held May 22, 1997, to be filed with the Commission pursuant to Regulation 14A, and the Company's Annual Report to Stockholders are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Fossil, Inc. (the "Company") is a Delaware corporation formed in December 1991 and is the successor to a Texas corporation formed in 1984. In 1993, the Company completed an initial public offering (the "Offering") of 2,760,000 shares of common stock, par value $.01 (the "Common Stock").

     The Company's principal executive offices are located at 2280 N. Greenville Avenue, Richardson, Texas 75082, and its telephone number at such address is (972) 234-2525.

     The Company designs, develops, markets and distributes fashion watches and accessories, including sunglasses, small leather goods, belts and handbags, principally under the FOSSIL-Registered Trademark-, RELIC-Registered Trademark- and FSL-TM- brand names. The Company designs, manufactures and markets a line of limited edition watches bearing the trademarks and logos of various entities, as well as contracts with retailers and other customers for the manufacture of watches for sale under private label.

     The Company conducts substantially all of its United States operations through Fossil Partners, L.P. ("Partners"), a Texas limited partnership formed in August 1994, of which the Company is the sole general partner. The sole limited partner of Partners is Fossil Trust, a Delaware business trust, an indirect wholly owned subsidiary of the Company, formed in August 1994. The Company's operations in the state of New York are conducted by Fossil New York, Inc., a Delaware corporation, a wholly owned subsidiary of the Company. The Company's outlet stores are leased and operated by Fossil Stores I, Inc., a Delaware corporation, a wholly owned subsidiary of the Company formed in November 1994. The Company's retail stores are leased and operated by Fossil Stores II, Inc., a Delaware corporation, a wholly owned subsidiary of Fossil Stores I, Inc., formed in November 1994. In addition, certain merchandising activities of the Company are conducted through Arrow Merchandising, Inc., a Texas corporation, a wholly owned subsidiary of the Company formed in August 1992.

     The Company's operations in Hong Kong relating to the procurement of watches from various manufacturing sources are conducted by Fossil (East) Limited ("Fossil East"), a wholly owned subsidiary of the Company organized under the laws of Hong Kong and acquired by the Company in 1992. Fossil Europe B.V. ("Fossil B.V.") a Netherlands holding company established in May 1993, is a wholly owned subsidiary of the Company. Fossil Europe GmbH ("Fossil GmbH") is a wholly owned German subsidiary of Fossil B.V., which markets and resells the Company's products throughout Europe. Fossil Italia, S.r.l. ("Fossil Italy"), an Italian subsidiary in which Fossil B.V. owns 60% of the issued and outstanding stock, was formed in June 1994 and markets and sells the Company's products in Italy. Fossil France EURL, S.a.r.l. ("Fossil France"), a wholly owned French subsidiary of Fossil B.V., was formed in 1995 and markets and sells the Company's products in France. Fossil U.K. Ltd. ("Fossil UK"), a wholly owned British subsidiary of Fossil B.V., was formed in 1995 and markets and sells the Company's products in the United Kingdom. Fossil Spain, S. A. ("Fossil Spain"), a wholly owned subsidiary of Fossil B.V., was formed in 1996 and markets and sells the Company's products in Spain.

     Effective as of April 1, 1988, the Company elected to operate as an S Corporation under Subchapter S of the Internal Revenue Code and comparable provisions of certain state income tax laws. Effective as of the close of the Offering, the Company terminated its S Corporation status (the

"Termination Date"). For additional information regarding the termination of the Company's S Corporation status and the payment of cash dividends and other distributions to the stockholders of the Company prior the Termination Date, see "Item 5 - Market for the Registrant's Common Equity and Related Stockholder Matters."


FORWARD-LOOKING INFORMATION

     The statements contained in this Annual Report on Form 10-K ("Annual Report") that are not historical facts, including, but not limited to, statements found in this Item 1. Business and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in the Annual Report could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: general economic conditions, competition, government regulation and possible future litigation, as well as the risks and uncertainties discussed in this Annual Report, including, without limitation, the portions referenced above, and the risks and uncertainties set forth on the Company's Current Report on Form 8-K dated March 31, 1997.


INDUSTRY OVERVIEW

WATCH PRODUCTS

     The Company believes that the current market for watches in the United States can be divided into three segments. One segment of the market consists of fine watches characterized by high fashion and internationally known brand names, such as Concord, Piaget and Rolex. Watches offered in this segment are often manufactured in Switzerland and are sold by trade jewelers and in the fine jewelry departments of better department stores and other purveyors of luxury goods at retail prices ranging from $150 to $20,000. A second segment of the market consists of watches sold by mass marketers, which include certain watches sold under the Timex brand name as well as certain watches sold by Armitron under various brand names and labels. Retail prices in this segment range from $5 to $40.

     The third segment of the market consists of moderately priced watches characterized by contemporary fashion and well known brand names. Moderately priced watches are typically manufactured in Japan or Hong Kong and are sold by department stores and specialty stores at retail prices ranging from $40 to $150. The Company believes that this segment in turn can be divided into two discrete sectors that are competitive with each other only to a limited extent. One sector of the moderately priced market segment is targeted by companies that generally offer conservatively styled time pieces under well known brand names such as Seiko and Citizen. The second sector of this market segment is targeted by the Company and its principal competitors, including the companies that market watches under the Anne Klein II, Guess? and Swatch brand names, whose products attempt to reflect emerging fashion trends in accessories and apparel. Some of the watches in this sector are manufactured under license agreements with companies that market watches under various brand names, including Guess?, Joe Boxer and Nautica. The Company believes that one reason for the growth of this sector has been that fashion-conscious consumers have increasingly come to regard branded fashion watches not only as time pieces but also as fashion accessories. This trend has resulted in consumers owning multiple watches that may differ significantly in terms of style, features and cost.

FASHION ACCESSORIES

     The Company believes that the fashion accessories market in the United States includes products such as small leather goods, handbags, belts, eyewear, neckwear, underwear, lounge wear, costume jewelry, gloves, hats, hosiery and socks. These fashion accessory products are generally marketed
through mass merchandisers, department stores and speciality shops.   Fashion
accessories for both men and women are sold at low, moderate and higher price points. Lower price point items are typically retailed through mass merchandisers. Higher price point items are typically sold in moderate and better department stores and speciality shops and include products offered by Coach, Dooney & Burke, Ralph Lauren and Donna Karan.

     Moderately priced fashion accessories are typically marketed in department stores and are characterized by contemporary fashion and well known brand names. Fossil currently offers small leather goods, belts and eyewear for both men and women, as well as handbags, through department stores and specialty retailers in the moderate to upper-moderate price range. Companies such as Calvin Klein, Tommy Hilfiger, Swank, Guess, Nine West, Kenneth Cole, and Liz Claiborne currently operate in this market. The Company believes that one reason for the growth in this line of business is that consumers are becoming more aware of accessories as fashion statements, and as a result, are purchasing brand name, quality items that complement other fashion items. The Company emphasizes its fashion accessories as a natural complement to the core watch business by offering consumers the same high quality and value that are associated with other FOSSIL brand products. The Company generally markets its fashion accessory lines through the same distribution channels as its watch business, using similar in-store presentations, graphics and packaging.


BUSINESS STRATEGY

     The Company's business strategy is designed to achieve further growth in its watch and fashion accessories businesses and to capitalize on growing consumer awareness of the FOSSIL, RELIC and FSL brand names by expanding the scope of its product offerings to include additional categories of fashion accessories. The Company intends to seek further growth in its watch business by increasing consumer awareness of, and sales of the products marketed under, the FOSSIL, RELIC and FSL brand names, expanding the scope of its product offerings through the introduction or licensing of new categories of fashion accessories that would complement its existing products, and placing increased emphasis on growth in selected international markets. The Company also intends to seek further growth in its accessories business by broadening its domestic distribution channels and by introducing accessories in selected international markets. In order to expand the scope of its product offerings, the Company may in the future introduce additional categories of fashion accessories that would complement its existing products.

     The following are the principal elements of the Company's business strategy:

     - BRAND DEVELOPMENT. The Company has established the FOSSIL and RELIC brand names and images to reflect a theme of fun, fashion and humor, and believes that both the FOSSIL and RELIC brand names have achieved growing acceptance among fashion-conscious consumers in their target markets. The Company has recently introduced a brand of extremely durable and radically designed sports watches under the FSL brand name.

     - PRODUCT VALUE. The Company's products provide value to the consumer by offering high quality components and features at moderate prices. The Company's products offer a variety of distinctive details and treatments that provide value to the customer at suggested retail prices generally below competitive products of comparable quality.

     - FASHION ORIENTATION. The Company attempts to stay abreast of emerging lifestyle and fashion trends affecting accessories and apparel, and it responds to those trends by making adjustments in its product lines as frequently as five times each year.

     - INNOVATIVE PRODUCT DESIGN. The Company differentiates its products from those of its competitors principally through innovations in fashion details, including variations in the treatment of watch dials, crystals, cases and straps for the Company's watches and innovative treatments and details in its other accessories.

     - EXPANSION OF INTERNATIONAL BUSINESS. The Company is seeking to achieve further growth in its international business through its international subsidiaries as well as by expanding the Company's network of distributors in selected international markets.

     - INTRODUCTION OF NEW PRODUCT CATEGORIES. The Company may leverage its design and marketing expertise to expand the scope of its product offerings through the introduction or licensing of new categories of fashion accessories that would complement its existing products.

     - ACTIVE MANAGEMENT OF RETAIL SALES. The Company manages the retail sales process by monitoring its customers' sales and inventories by product category and style and by assisting in the conception, development and implementation of their marketing programs. As a result, the Company believes it enjoys close relationships with its principal customers, often allowing it to influence the mix, quantity and timing of their purchasing decisions.

     - CLOSE RELATIONSHIPS WITH MANUFACTURING SOURCES. The Company has established and maintains close relationships with a number of watch manufacturers located in Hong Kong and Japan. The Company believes that these relationships allow it to quickly and efficiently introduce innovative product designs and alter production in response to the retail performance of its products.

     - COORDINATED PRODUCT PROMOTION. The Company coordinates product design, packaging and advertising functions in order to communicate in a cohesive manner to its target markets the themes and images that it associates with its products.

     - PERSONNEL DEVELOPMENT. The Company actively seeks to recruit and train its design, advertising, sales and marketing personnel to assist it in achieving further growth in its existing businesses and in expanding the scope of its product offerings.

     - COST ADVANTAGES. Because the Company does not pay royalties on the watch, leather goods or sunglass products sold under the FOSSIL, RELIC and FSL brand names, and because of cost savings associated with the location of its headquarters and warehousing and distribution center in Richardson, Texas, the Company believes that it enjoys certain cost advantages that enhance its ability to provide better value yet achieve attractive profit margins.

     - CENTRALIZED DISTRIBUTION. Substantially all of the Company's products sold in the United States are distributed from its warehouse and distribution center located in Richardson, Texas. The Company's products sold in Europe generally are distributed from the Company's warehouse and distribution center located in Germany and Italy, and in Japan from the Company's warehouse and distribution center in Tokyo. The Company believes that its distribution capabilities enable it to reduce inventory risk and increase its flexibility in meeting the delivery requirements of its customers.


PRODUCTS

WATCH PRODUCTS

     In 1986, the Company introduced FOSSIL watches, its flagship product. The Company commenced its FOSSIL watch strap program in 1989, introduced its RELIC watches in 1990 and introduced its FSL watches in 1995. Since 1986, the Company has also contracted with retailers and other customers for the manufacture of watches primarily for sale under private labels. Sales of the Company's watches for the years ended December 31, 1996, 1995 and 1994 accounted for approximately 71.9% , 83.6% and 87.2% respectively, of the Company's gross sales.

     FOSSIL WATCHES. The Company's FOSSIL watches are targeted at middle and upper income consumers between the ages of 16 and 40 and are sold at retail prices generally ranging from $45 to $120, with an average price of approximately $70. The Company currently offers various categories of FOSSIL watches, including Casual, Defender, Dress, Fossil Blue, Limited Edition, Pyramid Crystal, Skeleton, StarMaster and Vintage watches. The Company believes that its strategy of offering various categories of FOSSIL watches enables it to market its watches to a wide range of consumers with differing tastes and lifestyles. New lines of FOSSIL watches are introduced five times each year in -January, March, May, August and November. FOSSIL watches are sold through a diversified distribution system which includes major department stores, such as Federated/Macy's Department Stores, Dillard's, May Department Stores, Mercantile Stores, Dayton Hudson and Nordstroms, as well as specialty retail stores and independent distributors.

     RELIC WATCHES. RELIC watches incorporate a number of the features found in FOSSIL watches into a format suitable for lower priced fashion watches. RELIC watches are targeted at mid-level income consumers and are sold at retail prices generally ranging from $25 to $60, with an average price of approximately $45. The Company currently offers various categories of RELIC watches, including Dressy, Metal Sport, Moon, Novelty, Pendant, Pocket, Skeleton and Sport watches. New lines of RELIC watches are introduced three times each year - in February, July and September. RELIC watches are sold principally through major retailers, such as Ames Department Stores, Bealls, JCPenney, Kohl's, Montgomery Ward, Sears, Service Merchandise, SRI and Uptons.

     FSL WATCHES. FSL watches are sold at retail prices generally ranging from $30 to $110, with an average price of approximately $65. The Company offers both analog and digital watches under the FSL brand which combine high quality engineering and fashion. New lines of FSL watches are introduced three times each year - in January, May and August and are sold through better department stores, specialty gift and apparel stores and sports specialty stores.

     FOSSIL WATCH STRAPS. The Company markets a line of FOSSIL watch straps, which are generally targeted at the same customers as are its FOSSIL watches. These watch straps are individually packaged and displayed in counter-top cases and are sold in a variety of sizes, colors and styles. Because they are designed to fit a wide range of different watches, sales of FOSSIL watch straps are not limited to persons who own FOSSIL watches. Retail prices for FOSSIL watch straps generally range from $10 to $18. FOSSIL watch straps are sold principally through a number of major department stores that offer FOSSIL watches.

     PRIVATE LABEL AND PREMIUM PRODUCTS. The Company designs, markets and arranges for the manufacture of watches on behalf of certain retailers, entertainment companies, theme restaurants and other corporate customers as private label products or as premium and incentive items for use in various corporate events. Under this arrangement, the Company performs design and product development functions as well as acts as a sourcing agent for its customers by contracting for the manufacture of watches, managing the manufacturing process, inspecting the finished watches, purchasing the watches and arranging for their shipment to the United States. Certain of these services are provided for the Company through Fossil East. The Company has recently expanded the scope of its private label business to include other categories of accessories such as sunglasses, small leather goods, gifts and clocks. The Company's private label products are currently sold to certain retail chains and other customers. The Company's premium and incentive products are sold to many Fortune 500 companies. Participation in the private label and premium businesses provide the Company with certain advantages, including increased manufacturing volume (which may reduce the costs of manufacturing the Company's other watch products) and the strengthening of business relationships with its manufacturing sources. These lines provide income to the Company with reduced inventory risks and certain other carrying costs.

     LICENSED PRODUCTS. The Company has entered into a number of licensing agreements for the sale of collectible watches under both the FOSSIL and RELIC brands. Under these agreements, the Company designs, manufactures and markets the goods bearing the trademarks, trade names and logos of various entities through major department stores within the Company's channels of distribution. Sales of collectible watches under the FOSSIL brand in 1996 included Mickey & Co., Toy Story, The Beatles, Star Trek as well as NBA and NFL licensed series. The RELIC line has also developed special licensed limited edition sets including classic American cars and the NFL.


FASHION ACCESSORIES

     In order to leverage the Company's design and marketing expertise and its close relationships with its principal retail customers, the Company has developed a line of sunglasses, men's and women's small leather goods, men's and women's belts, and handbags under the FOSSIL brand. The Company currently sells its sunglasses, small leather goods, belts and handbags through a number of its existing major department store and specialty retail store customers. These fashion accessories are typically sold in locations adjacent to watch departments, which may lead to purchases by persons who are familiar with the Company's FOSSIL watches. Sales of the Company's accessory lines for the year ended December 31, 1996, 1995 and 1994 accounted for 26.5%, 15.2% and 7.9%, respectively of the Company's total sales.

     SUNGLASSES. In 1995, the Company introduced a line of sunglasses sold under the FOSSIL brand name. The FOSSIL Sunwear collection offers designs for both men and women. The sunglass line features optical quality lenses in both plastic and metal frames, with classic and fashion retro styling as found with other FOSSIL products. Suggested retail prices for the Company's sunglasses generally range from $30 to $75 with an average price of $40.

     SMALL LEATHER GOODS AND BELTS. In 1992, the Company introduced a line of small leather goods and belts for ladies sold under the FOSSIL brand name. In July 1993, the Company introduced a line of small leather goods for men under the FOSSIL brand name and expanded the men's line to include belts in April 1994. These small leather goods are made of fine leathers and include items such as mini-bags, coin purses, key chains, personal organizers and wallets. Retail prices for the Company's small leather goods generally range from $20 to $45, with an average price of $40. Retail prices for the Company's men's and women's belts generally range from $20 to $40 with an average price of $30.

     HANDBAGS. In 1996, the Company introduced a new line of FOSSIL handbags. The Company's handbags are made of a variety of fine leathers and other materials. These products emphasize classic styles and incorporate a variety of creative designs. Suggested retail prices for the Company's handbags generally range from $65 to $160. with an average price of $108.


FUTURE PRODUCTS

     In 1996, the Company entered into a multi-year license agreement for the manufacture, marketing and sale of men's neckwear under the FOSSIL brand.
The Company anticipates introducing the line of neckwear in early 1997. The Company has also entered into a multi-year license agreement for the manufacture, marketing and sale of men's underwear, sleepwear and lounge wear under the FOSSIL brand. This product line is scheduled to be introduced in the later part of 1997. These license agreements provide for the payment of royalties based on a percentage of net sales, as defined, and are subject to
certain guaranteed minimum royalties.   The Company may expand its product
offerings in the future to include selected accessories that would complement its existing products.


DESIGN AND DEVELOPMENT

     The Company's products are created and developed by the in-house design staff for such products in cooperation with various outside sources, including its manufacturing sources and component suppliers. Product design ideas are drawn from various sources and are reviewed and modified by the design staff to ensure consistency with the Company's existing product offerings and the themes and images that it associates with its products. Senior management is actively involved in the design process.

     In order to respond effectively to changing consumer preferences, the Company attempts to stay abreast of emerging lifestyle and fashion trends affecting accessories and apparel. In addition, the Company attempts to take advantage of the constant flow of information from the Company's customers regarding the retail performance of its products. The design staff reviews weekly sales reports provided by a substantial number of the Company's customers containing information with respect to sales and inventories by product category and style. Once a trend in the retail performance of a product category or style has been identified, the design and marketing staffs review their product design decisions to ensure that key features of successful products are incorporated into future designs. Other factors having an influence on the design process include the availability of components, the capabilities of the factories that will manufacture the products and the anticipated retail prices of and profit margins for the products.

     The Company differentiates its products from those of its competitors principally by incorporating into its product designs innovations in fashion details, including variations in the treatment of dials, crystals, cases and straps for the Company's watches and details and treatments of its other accessories. In certain instances, the Company believes that such innovations have allowed it to achieve significant improvements in consumer acceptance of its product offerings with only nominal increases in manufacturing costs. The Company believes that the substantial experience of its design staff will assist it in maintaining its current leadership position in watch design and in expanding the scope of its product offerings.


MANUFACTURING

     The Company's products are manufactured to its specifications by independent contractors and by companies in which the Company holds a majority interest. Substantially all of the Company's watches are manufactured by approximately 22 factories located primarily in Hong Kong, and to a lesser extent in Japan and the United States Virgin Islands. Newtime, Ltd. ("Newtime"), a Hong Kong corporation, is an indirect wholly owned subsidiary of the Company. In addition, the Company holds a majority interest in Pulse Time Center Company, Ltd. ("Pulse Time"), a Hong Kong corporation, Amazing Time, Ltd. ("Amazing Time"), a Hong Kong corporation and Trylink International Ltd. ("Trylink"), a Hong Kong corporation. During the year ended December 31, 1996, approximately 18.5% of the Company's watches were manufactured by Pulse Time; 12.5% by Amazing Time; approximately 16.4%
by Trylink and 14.3% by Newtime.   In addition, one other factory accounted
for more than 10% of the Company's watch supplies in 1996.

     The Company's sunglasses are manufactured by approximately nine
factories located in Hong Kong, Korea, Taiwan, China and Italy.   The
Company's leather products are manufactured by approximately 12 factories located in Italy, Korea, Taiwan, China and Hong Kong. Except for its interest in Pulse Time, Amazing Time, Trylink and Newtime, the Company does not own or operate any manufacturing facilities. The Company does not have long-term contracts with any of its manufacturing sources. All transactions between the Company and its manufacturing sources are conducted on the basis of purchase orders.

     The principal components used in the manufacture of the Company's watches are cases, crystals, dials, movements and straps. These components are obtained by the Company's manufacturing sources from a large number of suppliers located principally in Hong Kong, Japan, China, Taiwan, Italy and Korea. Because components are sold directly to the Company's manufacturing sources, the Company is not aware of the precise quantities sourced from particular suppliers. Based upon the information available to the Company, the Company estimates that the majority of the movements used in the manufacture of the Company's watches are supplied by three principal vendors. The Company estimates that no other single component supplier accounted for more than 10% of component supplies in 1996.

     Although the Company does not normally engage in direct transactions with component suppliers, in some cases it actively reviews the performance of such suppliers and makes recommendations to its manufacturing sources regarding the sourcing of components. The Company does not believe that its business is materially dependent on any single component supplier.

     The Company believes that its policy of outsourcing products allows it to achieve increased production flexibility while avoiding significant capital expenditures, build-ups of work-in-process inventory and the costs of managing a substantial production work force. The Company believes that it has established and maintains close relationships with a number of watch
manufacturers located in Hong Kong and Japan.   In 1996, four separate watch
manufacturers in which the Company holds a majority interest, each accounted for 10% or more of the Company's watch supplies. The loss of any one of these manufacturers could temporarily disrupt shipments of certain of the Company's watches. However, as a result of the number of suppliers from which the Company purchases its watches, the Company believes that it could arrange for the shipment of goods from alternative sources within approximately 30 days on terms that are not materially different from those currently available to the Company. Accordingly, the Company does not believe that the loss of any single supplier, including Pulse Time, Amazing Time, Trylink or Newtime would have a material adverse effect on the Company's business. In general, however, the future success of the Company will depend upon its ability to maintain close relationships with its current suppliers and to develop long-term relationships with other suppliers that satisfy the Company's requirements for price and production flexibility.

     The Company's products are manufactured according to plans that reflect management's estimates of product performance based on recent sales results, current economic conditions and prior experience with manufacturing sources. The average lead time from the commitment to purchase products through the production and shipment thereof ranges from two to three months in the case of watches, from three to six months in the case of sunglasses and from three to four months in the case of leather goods. The Company believes that the close relationships that it has established and maintains with its principal manufacturing sources constitute a significant competitive advantage and allow it to quickly and efficiently introduce innovative product designs and alter production in response to the retail performance of its products.

     Fossil East, a subsidiary of the Company, acts as the Company's exclusive agent in Hong Kong. In such capacity, Fossil East is responsible for overseeing the production of samples of new products, placing orders with factories located in Hong Kong and China, monitoring manufacturing operations on a daily basis, inspecting finished goods and coordinating the shipment of finished goods. Fossil East also acts as the Company's payment agent in purchasing products from the Company's manufacturing sources.


QUALITY CONTROL

     The Company's quality control program attempts to ensure that its products meet the standards established by its design staff. Samples of products are inspected by the Company prior to the placement of orders with manufacturing sources to ensure compliance with its specifications. The operations of the Company's manufacturing sources located in Hong Kong are monitored on a periodic basis by Fossil East. Substantially all of the Company's watches and certain of its other accessories are inspected by personnel of Fossil East or by the manufacturer prior to shipment to the Company. In addition, substantially all of the Company's products are re-inspected by its personnel upon receipt at the Company's facility.


MARKETING AND PROMOTION

     The Company's in-house advertising department oversees the conception, development and implementation of all aspects of the packaging, advertising, marketing and sales promotion of the Company's products. The advertising staff uses computer-aided design techniques to generate the images presented on product packaging and other advertising materials. The Company believes that the use of computers encourages greater creativity and reduces the time and cost required to incorporate new themes and ideas into effective product packaging and other advertising materials. Senior management is involved in monitoring the Company's advertising and promotional activities to ensure that themes and ideas are communicated in a cohesive manner to the Company's target audience.

     The Company's current advertising themes aim at evoking nostalgia for the simpler values and more optimistic outlook of the 1950s through the use of images of cars, trains, airliners and consumer products that reflect the classic American tastes of the period. These images are carefully coordinated in order to convey the flair for fun, fashion and humor that the Company associates with its products.

     The Company participates in cooperative advertising programs with its major retail customers, whereby it shares the cost of certain of their advertising and promotional expenses. An important aspect of the marketing process involves the use of in-store visual support and other merchandising materials, including packages, signs, posters and fixtures. Through the use of these materials, the Company attempts to differentiate the space used to sell its products from other areas of its customers' stores. In addition, the Company frequently offers promotional gifts, such as T-shirts, caps and pens, to consumers who purchase its products. The Company also provides its customers with a large number of preprinted, customized advertising inserts and from time to time stages promotional events designed to focus public attention on its products.

     The Company has opened a number of FOSSIL concept "shops" in stores operated by its retail customers. In 1991, the Company, in cooperation with Macy's, designed and established an elaborate concept shop inside of Macy's Manhattan store. Based on the initial success of the "shop-in-shop" format the Company opened additional concept shops in selected retail locations. Certain of these concept shops are used to establish a permanent presence in stores operated by key retail customers. Other concept shops are temporary in nature and are used to provide increased visibility for the Company's products during the peak selling seasons. The Company believes that the "shop-in-shop" format provides it with an opportunity to ensure that the Company's products are sold in an environment that is consistent with the advertising themes and images that it associates with its products. This format also frequently places personnel trained by the Company in direct contact with the ultimate purchasers of its products and allows the Company to monitor more closely changing consumer preferences. Furthermore, the Company believes that this format may in some cases result in a greater amount of space being devoted to the Company's products in stores operated by its retail customers.

     In 1994, the Company introduced the Fossil Collectors Club. Club members receive a special limited edition watch, lapel pin, T-shirt and official Club membership card. Newsletters are produced quarterly to inform members of new product launches and to provide information to members about FOSSIL collectibles, trivia and upcoming store events. In 1995, the Fossil Collectors Club was successfully launched in certain international markets as well.

     The Company advertises, markets and promotes its products to potential consumers through a variety of media, including catalog inserts, billboards and print media. The Company has advertised from time to time with billboards and other outdoor advertisements including bus panels in Chicago, Dallas, Los Angeles, San Francisco and New York City and has advertised in national fashion magazines, as well as in trade publications such as Women's Wear Daily and Daily News Record.

SALES AND CUSTOMERS

     The Company sells its products in approximately 15,000 retail locations in the United States through a diversified distribution network that includes department stores and other major retailers, as well as specialty retail stores. The Company also sells its product in retail stores operated by Fossil located at retail malls in the United States and sells certain of its products in Fossil outlet stores located at selected outlet centers throughout the United States. In addition, the Company from time to time sells its products to certain off-price retailers in order to manage current product offerings and inventory levels. The Company does not have long-term contracts with any of its retail customers. All transactions between the Company and its retail customers are conducted on the basis of purchase orders, which generally require payment of amounts due to the Company on a net 30-day basis.

     For the years ended December 31, 1996 , 1995 and 1994, domestic department stores accounted for 46.6%, 40.5% and 47.8% of the Company's net sales, respectively. In addition, in the same periods, the Company's ten largest customers represented approximately 47.0% , 46.0% and 47.2% of net sales, respectively. For the year ended December 31, 1996, Dillards Department Stores accounted for 10% of the Company's net sales and no customer accounted for more than 10% of the Company's net sales in the years ended December 31, 1995, and
1994.   Certain of the Company's customers are under common ownership. Sales to the department store group under common ownership by Federated Department Stores accounted for approximately 11.1% and 11.8% of the Company's net sales in the years ended December 31, 1996 and 1995, respectively. No other customer, when considered as a group under common ownership, accounted for more than 10% of the Company's net sales in the year ended December 31, 1996, 1995 and 1994.

     Sales by the Company to off-price retailers accounted for approximately 2.7%, 2.2% and 2.6% of its net sales during the years ended December 31, 1996, 1995 and 1994, respectively. Off-price retailers include those customers to whom the Company makes periodic or occasional sales of products at reduced prices. A majority of the products sold to off-price retailers consist of watch styles that the Company has eliminated or proposes to eliminate from its current product lines.

     In 1995, the Company commenced operations of Fossil outlet stores at selected outlet centers throughout the United States. These stores, which operate under the FOSSIL name, carry some of the product that previously were sold by the Company to off-priced retailers. The Company's products in such stores are generally sold at discounts from 25% to 50% off the suggested retail price.

     In 1996, the Company commenced operations of full priced Fossil retail stores at retail malls located in Dallas, Texas (The Galleria), Short Hills, New Jersey (The Mall at Short Hills), and Chicago, Illinois (Woodfield Mall). These stores, which operate under the FOSSIL name, carry a full assortment of FOSSIL merchandise which is generally sold at the suggested retail price.

     In November 1995, the Company began offering various products for sale to consumers through America Onlines's Market Place. These products include selected FOSSIL watches, sunglasses and leather goods, as well as NFL and NBA licensed watches. In November 1996, the Company established its own website at www.fossil.com. In addition to offering selected FOSSIL products, the Company also provides Company news and information, product annoucements and promotional contests on the website.

     The Company historically has relied on in-house sales personnel, instead of the independent sales representatives more typical in the industry. In 1996, the Company utilized independent sales representatives to help develop the market for the FSL watch line into sports specialty stores. The Company also utilized independent sales representatives to expand the distribution of RELIC watches to selected retailers and to promote the sale of the Company's leather
goods to certain specialty retailers.   As of December 31, 1996, the Company had
72 in-house sales and customer service employees and 53 independent sales representatives. The Company's in-house sales personnel receive a salary and, in some cases, a commission based on a percentage of gross sales attributable to specified accounts. Independent sales representatives generally do not sell competing product lines and are under contracts with the Company that are generally terminable by either party upon 30 days' prior notice. These independent contractors are compensated on a commission basis.

     The Company's products are sold in over 60 countries through foreign subsidiaries in which Fossil has an interest and through a network of approximately 42 independent distributors operating in South and Central America, the Carribean, Canada, the Far East, Australia and the Middle East. Foreign distributors generally purchase products at uniform prices established by the Company for all international sales and resell them to department stores and specialty retail stores. The Company generally receives payment from its foreign distributors in United States currency. In May 1993, the Company formed Fossil B.V. which established Fossil GmbH to market and resell the Company's products throughout Europe. Fossil GmbH resells the Company's products directly to department stores or other retailers, and in certain countries, Fossil GmbH offers the Company's products through independent distributors. In 1994, Fossil B.V. established Fossil Italy to market and sell the Company's products in Italy. In 1995, Fossil B.V. established Fossil France and Fossil U.K. to market and sell the Company's products in France and England, respectively. In 1996, Fossil B.V. established Fossil Spain to market and sell the Company's products in Spain. In April 1996, the Company acquired an 81% interest in Fossil Japan which acts as the sole distributor of the Company's products in Japan. During the years ended December 31, 1996, 1995 and 1994, international and export sales accounted for 30%, 32% and 24% of net sales, respectively.

     During the past several years, the retail industry has undergone significant consolidation and a number of department stores and other major retailers have experienced financial difficulties. As a result of these developments, department stores and other major retailers have generally become more dependent on the resources and market expertise of their suppliers. The Company believes that this dependence has created opportunities for suppliers that provide superior service to their retail customers and are able to manage the retail sales process effectively. In order to take advantage of the opportunities presented by this increasing dependence, the Company has developed an approach to managing the retail sales process that involves monitoring its customers' sales and inventories by product category and style and assisting in the conception, development and implementation of their marketing programs. For example, the Company reviews weekly selling reports prepared by certain of its principal customers and has established an active electronic data interchange program with certain of its customers. The Company also places significant emphasis on the establishment of cooperative advertising programs with its major retail customers. The Company believes that its management of the retail sales process has resulted in close relationships with its principal customers, often allowing it to influence the mix, quantity and timing of their purchasing decisions.

     The Company believes that its sales approach achieves high retail turnover in its products, which can result in attractive profit margins for its retail customers. The Company believes that the resulting profit margins for its retail customers encourage them to devote greater selling space to its products within their stores and enable the Company to work closely with buyers in determining the mix of products any store should carry. In addition, the Company believes that the buyers' familiarity with the Company's sales approach should facilitate the introduction of new products through its existing distribution network.

     The Company permits the return of damaged or defective products. In addition, although it has no obligation to do so, the Company accepts limited amounts of product returns from its customers in certain other instances. Accordingly, the Company provides allowances for the estimated amount of product returns. The allowances for product returns at December 31, 1996, 1995 and 1994 were $8,855,000, $9,034,000 and $8,137,000, respectively.
Since 1990, the Company has not experienced any returns in excess of the aggregate allowances therefor.

BACKLOG

     At December 31, 1996, the Company had unfilled customer orders of approximately $15,852,000 compared to $14,340,000 and $15,371,000 at December 31, 1995 and 1994, respectively. It is the practice of a substantial number of the Company's customers not to confirm orders by delivering a formal purchase order until a relatively short time prior to the shipment of goods. As a result, the amounts shown above include confirmed orders and orders that the Company believes will be confirmed by delivery of a formal purchase order. A majority of such amounts represent orders that have been confirmed. The remainder of such amounts represent orders that the Company believes, based on industry practice and prior experience, will be confirmed in the ordinary course of business. The Company's backlog at a particular time is affected by a number of factors, including seasonality and the scheduling of the manufacture and shipment of products. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. In addition, the increase use and reliance on the electronic data interchange program in recent years has contributed to the decline in backlog in comparison to prior years.

DISTRIBUTION

     Upon completion of manufacturing, the Company's products are shipped to its warehousing and distribution centers in Richardson, Texas, Italy, Japan and Germany from which they are shipped to customers in their respective markets. In 1994, the Company consolidated its United States warehouse and distribution facilities into a single facility which enhances the Company's inventory management and distribution capabilities. The Company is currently constructing an additional warehouse and distribution facility adjacent to its existing facility which should be completed by mid-1997. The Company maintains inventory control systems at this facility which enable it to track each item of merchandise from receipt to ultimate sale. A significant number of products sold by the Company are pre- ticketed and bar coded prior to shipment to its retail customers. The Company believes that its distribution capabilities enable it to reduce inventory risk and increase its flexibility in responding to the delivery requirements of its customers.

WARRANTY AND REPAIR

     The Company's Fossil watch products are covered by a limited warranty against defects in materials or workmanship for a period of 11 years from the date of purchase. The Company's sunglass line is covered by a one year limited warranty against defects in materials or workmanship. Defective products returned by customers are processed at the Company's warehousing and distribution centers. In most cases, defective products under warranty are repaired by the Company's personnel. Products under warranty that cannot be repaired in a cost-effective manner are replaced by the Company at no cost to the customer. The Company also performs watch repair services on behalf of certain of its private label customers.

GOVERNMENTAL REGULATIONS

     IMPORTS AND IMPORT RESTRICTIONS.   The Company's products are currently
manufactured in China and Hong Kong and, to a lesser extent, in Japan, Italy, Korea, and Taiwan. The Company's arrangements with its manufacturing sources are subject to the risks of doing business abroad.

     The Company's products imported to the United States are subject to United States customs duties and, in the ordinary course of its business, the Company may from time to time be subject to claims by the United States Customs Service for duties and other charges.

     The United States and the countries in which the Company's products are manufactured may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adversely adjust prevailing quotas, duty or tariff levels, which could adversely affect the Company's operations and its ability to import products at current or increased levels. In general, the Company cannot predict the likelihood or frequency of any such events occurring or what effect such events could have on its financial condition and results of operations.

     The United States Trade Representative (the "USTR") has been directed to designate those countries that deny adequate and effective intellectual property rights or fair and equitable market access to United States firms that rely on intellectual property. From the countries designated, the USTR is to identify as "priority" foreign countries those countries where the lack of intellectual property rights protection is most egregious and has the greatest adverse impact on United States products. The USTR is directed to identify and investigate as priority foreign countries only those that have not entered into good faith negotiations or made significant progress in protecting intellectual property. Where such an investigation does not lead to a satisfactory resolution of such practices, through consultations or otherwise, the USTR is authorized to take retaliatory action, including the imposition of retaliatory tariffs and import restraints on goods from the priority foreign country.

     The Company cannot predict whether any of the countries in which its products are currently manufactured or any of the countries in which the Company may manufacture its products in the future will be subject to an investigation by the USTR. The Company cannot predict the likelihood, type or effect of any trade retaliation as a result of such investigations. Trade retaliation in the form of increased tariffs or quotas, or both, against products that are manufactured on behalf of the Company now or in the future could increase the cost or reduce the supply of such products available to the Company.

     There have been a number of ongoing trade disputes between the United States and China during which the United States has threatened to impose tariffs and duties on some products imported from China and to withdraw China's "most favored nation" status. There can be no assurance that legislation will not be introduced in Congress seeking to place restrictions on the renewal of China's most favored nation status or that China will continue to enjoy such status in the future. If goods manufactured in China enter the United States without the benefit of most favored nation treatment, such goods will be subject to significantly higher duty rates. Any such increased duties would increase the cost or reduce the supply of goods from China, although the Company believes that it could replace such goods with items manufactured in other countries at prices that would not materially affect its profit margins. Accordingly, the Company believes that the expiration of China's most favored nation status would not have a material adverse effect on the Company's financial condition or results of operations.

     In addition to the foregoing factors, the Company's import operations may be adversely affected by political instability, foreign governmental regulation, fluctuations in exchange rates and changes in economic conditions in countries in which the Company's manufacturing sources are located, any of which could result in the disruption of trade from exporting countries. The potential effect of these factors on the Company may be heightened as a result of the fact that substantially all of the Company's products are manufactured in, or sourced from, Hong Kong, over which China will resume sovereignty in 1997. The Company cannot predict the effect, if any, this event will have on its operations in Hong Kong and there can be no assurances that Hong Kong will not experience political, economic or social disruption as a result of the resumption of Chinese sovereignty.

     GENERAL. The Company's sunglass products are subject to regulation by the United States Food and Drug Administration as medical devices. The Company does not believe that compliance with such regulations is material to its operations. In addition, the Company is subject to various state and federal regulations generally applicable to similar businesses.

TRADEMARKS

     The Company has registered the FOSSIL and RELIC trademarks for use on the Company's watches, leather goods and other fashion accessories, and has applied for registration of the FSL trademark for use on the Company's watches and other accessories in the United States. The Company has also registered or applied for the registration of certain other marks used by the Company in conjunction with the sale and marketing of its products and services. In addition, the Company has registered certain of its trademarks, including FOSSIL, RELIC and FSL, in certain foreign countries, including a number of countries located in Europe, the Far East, the Middle East, South America and Central America. The Company also has certain trade dress rights in the distinctive rectangular tins in which the Company packages the majority of its Fossil watch products. The Company regards its trademarks and trade dress as valuable assets and believes that they have significant value in the marketing of its products. The Company intends to protect its trademarks and trade dress rights vigorously against infringement.

COMPETITION

     There is intense competition in each of the businesses in which the Company competes. The Company's watch business competes with a number of established manufacturers, importers and distributors such as Guess? and Swatch. In addition, the Company's leather goods and sunglass businesses compete with a large number of established companies that have significantly greater experience than the Company in designing, developing, marketing and distributing such products. In all its businesses, the Company competes with numerous manufacturers, importers and distributors who have significantly greater financial, distribution, advertising and marketing resources than the Company. The Company's competitors include distributors that import watches and accessories from abroad, domestic companies that have established foreign manufacturing relationships and companies that produce watches and accessories domestically.

     The Company competes primarily on the basis of style, price, value, quality, brand name, advertising, marketing and distribution. In addition, the Company believes that its ability to identify and respond to changing fashion trends and consumer preferences, to maintain existing relationships and develop new relationships with manufacturing sources, to deliver quality merchandise in a timely manner and to manage the retail sales process are important factors in its ability to compete.

     The Company considers that the risk of significant new competitors is mitigated to some extent by barriers to entry such as high startup costs and the development of long-term relationships with customers and manufacturing sources. During the past few years, it has been the Company's experience that better department stores and other major retailers have been increasingly unwilling to source products from suppliers who are not well capitalized or do not have a demonstrated ability to deliver quality merchandise in a timely manner. There can be no assurance, however, that significant new competitors will not emerge in the future.

EMPLOYEES

     As of December 31, 1996, the Company (excluding Fossil GmbH, Fossil Italy, Fossil Japan, Fossil France, Fossil U.K., Fossil Spain and Fossil East) had 430 full-time employees, including 52 in executive or managerial positions, and the balance in design, advertising, sales, quality control, distribution, clerical and other office positions. Also included in this amount are 52 full-time employees of Fossil Stores I, Inc. and 8 full-time employees of Fossil Stores II, Inc. As of December 31, 1996, Fossil East had 53 full-time employees, including 12 in managerial positions and the balance in sampling, quality control, clerical and other office positions. As of December 31, 1996, Fossil GmbH had 132 full time-employees, including 3 in managerial positions and the balance in sampling, quality control, clerical and other office positions.. As of December 31, 1996, Fossil Japan had 26 full time-employees, including 3 in managerial positions and the balance in sampling, quality control, clerical and other office positions. As of December 31, 1996, Fossil Italy had 27 full-time employees, Fossil France had 11 full-time employees and Fossil U.K. had 10 full-time employees.

     The Company has not entered into any collective bargaining agreements with its employees. The Company believes that its relations with its employees are generally good.

ITEM 2. PROPERTIES

     In July 1994, the Company completed construction of its new corporate headquarters located in a 150,000 square foot facility in Richardson, Texas. This facility contains the general office, warehousing and distribution functions of the Company and is located on approximately ten acres of land. In December 1996, the Company commenced construction of a new 138,000 square foot distribution center located on approximately ten acres of land immediately adjacent to its headquarters. The new distribution center will contain the warehouse and distribution functions of the Company's leather goods and is scheduled to be completed by mid-1997. The Company owns both facilities and the land on which each is located. The land and the current facility are subject to mortgage indebtedness.

     As of December 31, 1996, the Company had entered into four lease agreeements for retail space at prime locations in the United States for the sale of its full assortment of products. The leases, including renewal options, expire at various times from 2005 to 2007 and provide for minimum annual rentals above specified net sales amounts and for the payment of additional rent based on a percentage of sales ranging from 6% to 7%. The Company is also required to pay its pro rata share of the common area maintenance costs at each retail mall, including, real estate taxes, insurance, maintenance expenses and utilities.

     The Company also leases retail space at selected outlet centers throughout the United States for the sale of its products. As of December 31, 1996, the Company had entered into 26 such leases. The leases, including renewal options, expire at various times from 2005 to 2010, and provide for minimum annual rentals and for the payment of additional rent based on a percentage of sales above specified net sales amounts ranging from 4% to 6%. The Company is also required to pay its pro rata share of the common area maintenance costs at each outlet center, including, real estate taxes, insurance, maintenance expenses and utilities. The Company also leases showrooms in Atlanta, Chicago, Los Angeles and New York City, which are used to display the Company's products to its retail customers.

     Fossil East leases approximately 37,600 square feet of office, warehouse and assembly space in Hong Kong pursuant to a lease agreement that expires in December 1997. Fossil GmbH leases approximately 6,100 square feet of office space in Traunstein, Germany pursuant to a lease agreement that expires in 2000, and an additional 6,300 square feet of warehouse and storage space under leases that expire in 2001. Fossil Italy leases approximately 2,800 square feet of office space in Vicenza, Italy and an additional 3,100 square feet of warehouse and storage space. Fossil Japan also leases warehouse and office space in Tokyo, Japan. The Company believes that its existing facilities are well maintained, in good operating condition and adequate for its current needs.

ITEM 3. LEGAL PROCEEDINGS

     There are no legal proceedings to which the Company is a party or to which its properties are subject, other than routine litigation incident to the Company's business which is not material to the Company's consolidated financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the stockholders of the Company during the fourth quarter of the year ended December 31, 1996.

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The Company's Common Stock is listed on the Nasdaq National Market under the symbol "FOSL." Quotation of the Company's Common Stock began on the Nasdaq National Market on April 8, 1993.

     The following table sets forth the range of quarterly high and low sales prices per share of the Company's Common Stock on the Nasdaq National Market for the year ended December 31, 1996 and 1995.


Fiscal year beginning January 1, 1996:

                                            HIGH        LOW
                                          -------     -------
     First Quarter                        $11 1/4     $ 6 3/4
     Second Quarter                        16 3/8       9 3/4
     Third Quarter                         14 3/4       7 3/8
     Fourth Quarter                        15 7/8      11 1/2

Fiscal year beginning January 1, 1995:

     First Quarter                        $19 1/8     $12 3/4
     Second Quarter                        19 1/2      13 7/8
     Third Quarter                         26 1/4      12 1/8
     Fourth Quarter                        13 1/4       7


     As of March 26, 1997, the Company estimates that there were approximately 2,400 beneficial owners of the Company's Common Stock, represented by approximately 150 holders of record.

     DIVIDEND POLICY. The Company expects that it will retain all available earnings generated by its operations for the development and growth of its business and does not anticipate paying any cash dividends in the foreseeable future. Any future determination as to dividend policy will be made in the discretion of the Board of Directors of the Company and will depend on a number of factors, including the future earnings, capital requirements, financial condition and future prospects of the Company and such other factors as the Board of Directors may deem relevant.

     The following table sets forth certain information regarding the cash dividends and other distributions paid by the Company to Messrs. Tom Kartsotis, Kosta N. Kartsotis and Alan D. Moore (the "Principal Stockholders") during the years ended December 31, 1996, 1995 and 1994.

                                             YEARS ENDED DECEMBER 31,
                                                    (IN $000S)

                                         1996       1995          1994
                                         ----       ----          ----
     Cash Dividends                        0          0          1,077(1)
     Promissory Notes                      0      1,000(2)       1,000(2)
     Total                                 0      1,000          2,077

     (1) Represents cash payments of $1,077,500 made by the Company to the Principal Stockholders in 1994 in respect of their federal and state income tax obligations attributable to the Company's 1993 Subchapter S Earnings following the determination of the amount of such earnings based upon a pro rata allocation of the Company's earnings for the full fiscal year ended December 31, 1993.

     (2) Represents the principal payments to the Principal Stockholders under the notes (the "New Notes") in the principal amount of $10,910,000 issued to the Principal Stockholders prior to the date of the Offering. The Company used a portion of the proceeds of the Offering to repay $8,910,000 principal amount of the New Notes.

     RECENT SALES OF UNREGISTERED SECURITIES. On October 1, 1996, the Company entered into an agreement to purchase 3,791 shares of common stock of Fossil Europe, B.V. from Franz Scheurl for $1,000,000 in cash, 50,000 shares of Common Stock and options to acquire 20,000 shares of Common Stock at an exercise price of $11.75 per share. Such securities were not registered under the Securities Act of 1933, as amended, in reliance on the exemption from registration provided under Section 4(2) thereof.

ITEM 6.  SELECTED FINANCIAL DATA

     The information appearing under "Selected Consolidated Financial Highlights" beginning on page 3 of the Fossil, Inc. 1996 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information appearing under "Management's Discussion" beginning on page 12 of the Fossil, Inc. 1996 Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The information appearing under "Financial Information" beginning on page 25 of the Fossil, Inc. 1996 Annual Report is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     The Company has had no disagreements with its accountants to report under this item.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required in response to this Item is incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.


ITEM 11.  EXECUTIVE COMPENSATION

     The information required in response to this Item is incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required in response to this Item is incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required in response to this Item is incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Documents filed as part of Report.

     1.   FINANCIAL STATEMENTS:

     The Financial Statements appearing under "Financial Information" beginning on page 25 of the Fossil, Inc. 1996 Annual Report are incorporated herein by reference.

     2.   FINANCIAL STATEMENT SCHEDULE:

     The following Financial Statement Schedule and related Auditor's Report are contained herein on pages S-1 and S-2 of this Report.

     Schedule II - Valuation and Qualifying Accounts

     3.   EXHIBITS:

3.1 Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).

3.2 Amended and Restated Bylaws of Fossil, Inc.(incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).

3.3 Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Report on Form 10-Q for the quarterly period ended June 30, 1995).

4.1 Promissory Note in the principal amount of $6,000,500 dated as of April 6, 1993 by Fossil, Inc. in favor of Tom Kartsotis (incorporated by reference to Exhibit 4.3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

4.2 Promissory Note in the principal amount of $2,727,500 dated as of April 6, 1993 by Fossil, Inc. in favor of Kosta N. Kartsotis (incorporated by reference to Exhibit 4.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

4.3 Promissory Note in the principal amount of $2,182,000 dated as of April 6, 1993 by Fossil, Inc. in favor of Alan D. Moore (incorporated by reference to Exhibit 4.5 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

4.4 Promissory Note in the principal amount of $839,620 dated as of December 31, 1993 by Fossil, Inc. in favor of Jal S. Shroff and Pervin J. Shroff (incorporated herein by reference to Exhibit 4.6 of the Company's Registration Statement on Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).

4.5 Promissory Note in the principal amount of $181,570.20 by Fossil, Inc. in favor of Arrow Merchandising, Inc. (incorporated herein by reference to Exhibit 4.7 of the Company's Registration Statement on Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).

10.1 Fossil, Inc. 1993 Nonemployee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.1 of the Company's Registration Statement of Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).

10.2(2) Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company's Registration Statement of Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).

10.3(2) Fossil, Inc. 1993 Savings and Retirement Plan (incorporated herein by reference to Exhibit 10.3 of the Company's Registration Statement of Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).

10.4(2) Description of Bonus Program (incorporated herein by reference to Exhibit 10.4 of the Company's Registration Statement of Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).

10.5 Non-Competition Agreement dated December 31, 1992 between Fossil, Inc. and Mr. Jal S. Shroff (incorporated herein by reference to
          Exhibit 10.12 of the Company's Registration Statement of Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).

10.6 Amended and Restated Buying Agent Agreement dated March 21, 1992 between Fossil, Inc. and Fossil East Ltd. (incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

10.7 Amended and Restated Loan Agreement dated August 31, 1994, by and between First Interstate Bank of Texas, N.A., Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc. and Fossil Trust (without exhibits) (incorporated by reference to Exhibit 10.2 of the Company's Report on Form 10-Q for the quarterly period ended September 30, 1994).

10.8 First Amendment to Amended and Restated Loan Agreement dated September 30, 1994, by and between First Interstate Bank of Texas, N.A., Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust and Fossil New York, Inc. (without exhibits) (incorporated by reference to Exhibit 10.3 of the Company's Report on Form 10-Q for the quarterly period ended September 30, 1994).

10.9 Second Amendment to Amended and Restated Loan Agreement dated February 13, 1995, by and between First Interstate Bank of Texas, N.A., Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil New York, Inc. and Fossil Stores I, Inc.(without exhibits) (incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.10 Commercial/Real Estate Note dated as of August 31, 1994, in the principal amount of $5,000,000 executed by Fossil Partners, L.P. and payable to the order of First Interstate Bank of

          Texas, N.A. (incorporated by reference to Exhibit 10.6 of the Company's Report on Form 10-Q for the quarterly period ended September 30, 1994).

10.11 Subordination Agreement of Fossil Trust for the benefit of First Interstate Bank of Texas, N.A. dated as of August 31, 1994 (incorporated by reference to Exhibit 10.7 of the Company's Report on Form 10-Q for the quarterly period ended September
          30, 1994).

10.12 Indemnity Agreement dated as of August 31, 1994 from Fossil Partners, L.P. and Fossil, Inc. to First Interstate Bank of Texas, N.A. (incorporated by reference to Exhibit 10.8 of the Company's Report on Form 10-Q for the quarterly period ended September 30, 1994).

10.13 Master Licensing Agreement dated as of August 30, 1994, by and between Fossil, Inc. and Fossil Partners, L.P. (incorporated by reference to Exhibit 10.12 of the Company's Report on Form 10-Q for the quarterly period ended September 30, 1994).

10.14 Agreement of Limited Partnership of Fossil Partners, L.P. (incorporated by reference to Exhibit 10.13 of the Company's Report on Form 10-Q for the quarterly period ended September 30, 1994).

10.15 Overhead Allocation Agreement by and between Fossil Partners, L.P. and Fossil New York, Inc. dated October 1, 1994 (incorporated by reference to Exhibit 10.33 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.16     Services and Operations Agreement by and between Fossil Partners,
          L.P. and Fossil New York, Inc. dated October 1, 1994 (incorporated by reference to Exhibit 10.34 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.17 Overhead Allocation Agreement by and between Fossil Partners, L.P. and Fossil Stores I, Inc. dated December 1, 1994 (incorporated by reference to Exhibit 10.35 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.18(2)  Letter Agreement dated April 1, 1994 between Fossil, Inc. and Richard
          H. Gundy (incorporated by reference to Exhibit 10.36 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.19 Second Amended and Restated Loan Agreement entered into on May 2, 1995 by and between First Interstate Bank of Texas, N.A., Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil New York, Inc. and Fossil Stores I, Inc. (without exhibits) (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the quarterly period ended June 30, 1995).

10.20 Third Amended and Restated Master Revolving Credit Note dated April 30, 1995, in the stated principal amount of $25,000,000 executed by Fossil Partners, L.P. and payable to the order of First Interstate Bank of Texas, N.A. (incorporated by reference to Exhibit 10.2 of the Company's Report on Form 10-Q for the quarterly period ended June 30, 1995).

10.21 Stock Pledge Agreement entered into on May 2, 1995 by and between Fossil, Inc. and First Interstate Bank of Texas, N.A. (incorporated by reference to Exhibit 10.3 of the Company's Report on Form 10-Q for the quarterly period ended June 30, 1995).

10.22 Stock Purchase Agreement by and between Gerhardt Geisreiter and Fossil, Inc. entered into as of July 1, 1995 (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the quarterly period ended September 30, 1995).

10.23 Stock Purchase Agreement by and between Hans Stopfinger and Fossil, Inc. entered into as of July 1, 1995 (incorporated by reference to Exhibit 10.2 of the Company's Report on Form 10-Q for the quarterly period ended September 30, 1995).

10.24 Stock Purchase Agreement by and between Mike Houtzaager and Fossil, Inc. entered into as of July 1, 1995 (incorporated by reference to Exhibit 10.3 of the Company's Report on Form 10-Q for the quarterly period ended September 30, 1995).

10.25 Joint Development Agreement entered into on December 25, 1995 by and between Fossil, Inc., Seiko Instruments, Inc, and Time Tech, Inc. (incorporated by reference to Exhibit 10.43 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

10.26 Joint Venture Agreement entered into on December 22, 1994 by and between Fossil, Inc., Fossil Europe B.V., Enrico Margaritelli, Zuglia, S.r.l. and Bluewhale Holding, S.a. (without exhibits) (incorporated by reference to Exhibit 10.44 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

10.27     Amendment No. 1 to Joint Venture Agreement entered into on January
          18, 1995 by and between Fossil, Inc., Fossil Europe B.V., Enrico Margaritelli, Zuglia, S.r.l. and Bluewhale Holding, S.a. (incorporated by reference to Exhibit 10.45 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

10.28 Stock Purchase Agreement between Kabushiki Kaisha Hattori Seiko and Fossil, Inc., dated March 29, 1996 (incorporated by reference to
          Exhibit 10.1 of the Company's Report on Form 10-Q for the quarterly period ended March 31, 1996).

10.29 First Amendment to Second Amended and Restated Loan Agreement by and between First Interstate Bank of Texas, N.A. and Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil New York, Inc. and Fossil Stores I, Inc. dated as of March 27, 1996 (incorporated by reference to Exhibit 10.2 of the Company's Report on Form 10-Q for the quarterly period ended March 31, 1996).

10.30 Second Amendment to Second Amended and Restated Loan Agreement by and between First Interstate Bank of Texas, N.A. and Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil New York, Inc., Fossil Stores I, Inc. and Fossil Stores II, Inc. dated as of May 3, 1996 (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the quarterly period ended June 30,
          1996).

10.31(1) Stock Purchase Agreement by and between Franz Scheurl and Fossil, Inc. dated October 1, 1996.

10.32(1,2)Letter Agreement dated October 4, 1995 between Fossil, Inc. and
          Mark D. Quick.

13(1)     Fossil, Inc. 1996 Annual Report to Stockholders.

21.1(1)   Subsidiaries of Fossil, Inc.

23.1(1)   Consent of Independent Auditors.

27(1)     Financial Data Schedule.

(1)       Filed herewith.

(2)       Management contract or compensatory plan or arrangement.


(b)  Reports on Form 8-K

     The Company did not file any report on Form 8-K during the last quarter of the period covered by this Report.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Richardson, State of Texas, on March 28, 1997.

                                       FOSSIL, INC.



                                      /s/ Tom Kartsotis
                                      ----------------------------------------
                                      TOM KARTSOTIS, CHAIRMAN OF THE BOARD AND
                                      CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                      CAPACITY                         DATE

/s/ Tom Kartsotis              Chairman of the Board,           March 28, 1997
---------------------------    Chief Executive
TOM KARTSOTIS                  Officer and Director
                               (Principal Executive Officer)

/s/ Kosta N. Kartsotis         President and Chief              March 28, 1997
---------------------------    Operating Officer
KOSTA N. KARTSOTIS             and Director


/s/ Randy S. Kercho            Executive Vice President,        March 28, 1997
---------------------------    Chief Financial Officer
RANDY S. KERCHO                and Treasurer (Principal
                               Financial and Accounting Officer)

/s/ Michael W. Barnes          Executive Vice President         March 28, 1997
---------------------------    and Director
MICHAEL W. BARNES


/s/ Alan D. Moore              Director                         March 28, 1997
---------------------------
ALAN D. MOORE


/s/ Jal S. Shroff              Director                         March 28, 1997
---------------------------
JAL S. SHROFF


/s/ Kenneth W. Anderson        Director                         March 28, 1997
---------------------------
KENNETH W. ANDERSON


/s/ Alan J. Gold               Director                         March 28, 1997
---------------------------
ALAN J. GOLD


/s/ Donald J. Stone            Director                         March 28, 1997
---------------------------
DONALD J. STONE

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of Fossil, Inc.

We have audited the consolidated financial statements of Fossil, Inc. and subsidiaries as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996 and have issued our report thereon dated February 15, 1997, which report expressed an unqualified opinion; such consolidated financial statements and report are included in your 1996 Annual Report to Stockholders and are incorporated herein by reference. Our audit also included the consolidated financial statement schedule of Fossil, Inc. and subsidiaries listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
Dallas, Texas
February 15, 1997

                                                                 SCHEDULE II

                  FOSSIL, INC. AND SUBSIDIARIES
                VALUATION AND QUALIFYING ACCOUNTS

          Years Ended December 31, 1994, 1995, and 1996

                                                 Additions
                                                   Charged
                                   Balance at   (Credited) to    Deductions
                                  Beginning of   Costs and     Actual Returns  Balance at End
Classification                       Period       Expenses      or Writeoffs      of Period
--------------                    ------------  -------------  --------------  --------------
December 31, 1994:
  Accounts receivable allowances:
    Sales returns                   6,218,721     11,849,783     (9,931,309)      8,137,195
    Bad debts                       1,026,900      1,101,523        (77,537)      2,050,886
    Cash discounts                     35,705         85,232        (35,705)         85,232
  Inventory in transit for
   estimated customer returns      (3,408,654)    (6,234,286)     5,365,362      (4,277,578)

December 31, 1995:
  Accounts receivable allowances:
    Sales returns                   8,137,195     14,536,232    (13,639,303)      9,034,124
    Bad debts                       2,050,886      1,389,980       (584,800)      2,856,066
    Cash discounts                     85,232        115,507        (94,621)        106,118
  Inventory in transit for
   estimated customer returns      (4,277,578)    (8,074,296)     7,524,874      (4,827,000)

December 31, 1996:
  Accounts receivable allowances:
    Sales returns                   9,034,124     12,524,626    (12,704,297)      8,854,453
    Bad debts                       2,856,066      2,103,499       (667,419)      4,292,146
    Cash discounts                    106,118        218,500       (110,747)        213,871
  Inventory in transit for
   estimated customer returns      (4,827,000)    (6,330,967)     6,694,021      (4,463,946)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION

3.1 Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).

3.2 Amended and Restated Bylaws of Fossil, Inc.(incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).

3.3 Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Report on Form 10-Q for the quarterly period ended June 30, 1995).

4.1 Promissory Note in the principal amount of $6,000,500 dated as of April 6, 1993 by Fossil, Inc. in favor of Tom Kartsotis (incorporated by reference to Exhibit 4.3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

4.2 Promissory Note in the principal amount of $2,727,500 dated as of April 6, 1993 by Fossil, Inc. in favor of Kosta N. Kartsotis (incorporated by reference to Exhibit 4.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

4.3 Promissory Note in the principal amount of $2,182,000 dated as of April 6, 1993 by Fossil, Inc. in favor of Alan D. Moore (incorporated by reference to Exhibit 4.5 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

4.4 Promissory Note in the principal amount of $839,620 dated as of December 31, 1993 by Fossil, Inc. in favor of Jal S. Shroff and Pervin J. Shroff (incorporated herein by reference to Exhibit 4.6 of the Company's Registration Statement on Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).

4.5 Promissory Note in the principal amount of $181,570.20 by Fossil, Inc. in favor of Arrow Merchandising, Inc. (incorporated herein by reference to Exhibit 4.7 of the Company's Registration Statement on Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).

10.1 Fossil, Inc. 1993 Nonemployee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.1 of the Company's Registration Statement of Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).

10.2(2) Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company's Registration Statement of Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION

10.3(2) Fossil, Inc. 1993 Savings and Retirement Plan (incorporated herein by reference to Exhibit 10.3 of the Company's Registration Statement of Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).

10.4(2) Description of Bonus Program (incorporated herein by reference to Exhibit 10.4 of the Company's Registration Statement of Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).

10.5 Non-Competition Agreement dated December 31, 1992 between Fossil, Inc. and Mr. Jal S. Shroff (incorporated herein by reference to
          Exhibit 10.12 of the Company's Registration Statement of Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).

10.6 Amended and Restated Buying Agent Agreement dated March 21, 1992 between Fossil, Inc. and Fossil East Ltd. (incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

10.7 Amended and Restated Loan Agreement dated August 31, 1994, by and between First Interstate Bank of Texas, N.A., Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc. and Fossil Trust (without exhibits) (incorporated by reference to Exhibit 10.2 of the Company's Report on Form 10-Q for the quarterly period ended September 30, 1994).

10.8 First Amendment to Amended and Restated Loan Agreement dated September 30, 1994, by and between First Interstate Bank of Texas, N.A., Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust and Fossil New York, Inc. (without exhibits) (incorporated by reference to Exhibit 10.3 of the Company's Report on Form 10-Q for the quarterly period ended September 30, 1994).

10.9 Second Amendment to Amended and Restated Loan Agreement dated February 13, 1995, by and between First Interstate Bank of Texas, N.A., Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil New York, Inc. and Fossil Stores I, Inc.(without exhibits) (incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.10 Commercial/Real Estate Note dated as of August 31, 1994, in the principal amount of $5,000,000 executed by Fossil Partners, L.P. and payable to the order of First Interstate Bank of Texas, N.A. (incorporated by reference to Exhibit 10.6 of the Company's Report on Form 10-Q for the quarterly period ended September 30, 1994).

10.11 Subordination Agreement of Fossil Trust for the benefit of First Interstate Bank of Texas, N.A. dated as of August 31, 1994 (incorporated by reference to Exhibit 10.7 of the Company's Report on Form 10-Q for the quarterly period ended September 30, 1994).

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION

10.12 Indemnity Agreement dated as of August 31, 1994 from Fossil Partners, L.P. and Fossil, Inc. to First Interstate Bank of Texas, N.A. (incorporated by reference to Exhibit 10.8 of the Company's Report on Form 10-Q for the quarterly period ended September 30, 1994).

10.13 Master Licensing Agreement dated as of August 30, 1994, by and between Fossil, Inc. and Fossil Partners, L.P. (incorporated by reference to Exhibit 10.12 of the Company's Report on Form 10-Q for the quarterly period ended September 30, 1994).

10.14 Agreement of Limited Partnership of Fossil Partners, L.P. (incorporated by reference to Exhibit 10.13 of the Company's Report on Form 10-Q for the quarterly period ended September 30, 1994).

10.15 Overhead Allocation Agreement by and between Fossil Partners, L.P. and Fossil New York, Inc. dated October 1, 1994 (incorporated by reference to Exhibit 10.33 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.16 Services and Operations Agreement by and between Fossil Partners, L.P. and Fossil New York, Inc. dated October 1, 1994 (incorporated by reference to Exhibit 10.34 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.17 Overhead Allocation Agreement by and between Fossil Partners, L.P. and Fossil Stores I, Inc. dated December 1, 1994 (incorporated by reference to Exhibit 10.35 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.18(2)  Letter Agreement dated April 1, 1994 between Fossil, Inc. and Richard
          H. Gundy (incorporated by reference to Exhibit 10.36 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.19 Second Amended and Restated Loan Agreement entered into on May 2, 1995 by and between First Interstate Bank of Texas, N.A., Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil New York, Inc. and Fossil Stores I, Inc. (without exhibits) (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the quarterly period ended June 30, 1995).

10.20 Third Amended and Restated Master Revolving Credit Note dated April 30, 1995, in the stated principal amount of $25,000,000 executed by Fossil Partners, L.P. and payable to the order of First Interstate Bank of Texas, N.A. (incorporated by reference to Exhibit 10.2 of the Company's Report on Form 10-Q for the quarterly period ended June 30, 1995).

10.21 Stock Pledge Agreement entered into on May 2, 1995 by and between Fossil, Inc. and First Interstate Bank of Texas, N.A. (incorporated by reference to Exhibit 10.3 of the Company's Report on Form 10-Q for the quarterly period ended June 30, 1995).

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION

10.22 Stock Purchase Agreement by and between Gerhardt Geisreiter and Fossil, Inc. entered into as of July 1, 1995 (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the quarterly period ended September 30, 1995).

10.23 Stock Purchase Agreement by and between Hans Stopfinger and Fossil, Inc. entered into as of July 1, 1995 (incorporated by reference to Exhibit 10.2 of the Company's Report on Form 10-Q for the quarterly period ended September 30, 1995).

10.24 Stock Purchase Agreement by and between Mike Houtzaager and Fossil, Inc. entered into as of July 1, 1995 (incorporated by reference to Exhibit 10.3 of the Company's Report on Form 10-Q for the quarterly period ended September 30, 1995).

10.25 Joint Development Agreement entered into on December 25, 1995 by and between Fossil, Inc., Seiko Instruments, Inc, and Time Tech, Inc. (incorporated by reference to Exhibit 10.43 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

10.26 Joint Venture Agreement entered into on December 22, 1994 by and between Fossil, Inc., Fossil Europe B.V., Enrico Margaritelli, Zuglia, S.r.l. and Bluewhale Holding, S.a. (without exhibits) (incorporated by reference to Exhibit 10.44 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

10.27     Amendment No. 1 to Joint Venture Agreement entered into on January
          18, 1995 by and between Fossil, Inc., Fossil Europe B.V., Enrico Margaritelli, Zuglia, S.r.l. and Bluewhale Holding, S.a. (incorporated by reference to Exhibit 10.45 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

10.28 Stock Purchase Agreement between Kabushiki Kaisha Hattori Seiko and Fossil, Inc., dated March 29, 1996 (incorporated by reference to
          Exhibit 10.1 of the Company's Report on Form 10-Q for the quarterly period ended March 31, 1996).

10.29 First Amendment to Second Amended and Restated Loan Agreement by and between First Interstate Bank of Texas, N.A. and Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil New York, Inc. and Fossil Stores I, Inc. dated as of March 27, 1996 (incorporated by reference to Exhibit 10.2 of the Company's Report on Form 10-Q for the quarterly period ended March 31, 1996).

10.30 Second Amendment to Second Amended and Restated Loan Agreement by and between First Interstate Bank of Texas, N.A. and Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil New York, Inc., Fossil Stores I, Inc. and Fossil Stores II, Inc. dated as of May 3, 1996 (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the quarterly period ended June
          30, 1996).

10.31(1) Stock Purchase Agreement by and between Franz Scheurl and Fossil, Inc. dated October 1, 1996.

10.32(1,2)Letter Agreement dated October 4, 1995 between Fossil, Inc. and
          Mark D. Quick.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION

13(1)     Fossil, Inc. 1996 Annual Report to Stockholders.

21.1(1)   Subsidiaries of Fossil, Inc.

23.1(1)   Consent of Independent Auditors.

27(1)     Financial Data Schedule.

(1)       Filed herewith.

(2)       Management contract or compensatory plan or arrangement.