Form 10-Q
period 1997-04-05
FOSSIL INC
filed 1997-05-19
CIK 883569

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ ]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[X]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from January 1, 1997 to April 5, 1997

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


                   2280 N. GREENVILLE, RICHARDSON, TEXAS 75082
                    (Address of principal executive offices)
                                   (Zip Code)

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

Yes   X    No ____

The number of shares of Registrant's common stock, outstanding as of May 14, 1997: 13,251,511.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          FOSSIL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                              APRIL 5,               DECEMBER 31,
                                                                                1997                    1996
                                                                                ----                    ----
                                                                            (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                             $   12,360,676          $   11,981,246
   Accounts receivable - net                                                 28,705,187              30,252,964
   Inventories                                                               49,364,413              49,782,555
   Deferred income tax benefits                                               3,605,725               3,666,344
   Prepaid expenses and other current assets                                  1,896,981               1,942,791
                                                                              ---------              ----------
          Total current assets                                               95,932,982              97,625,900
Property, plant and equipment - net                                          16,973,912              16,718,976
Intangible and other assets                                                   4,817,645               4,633,193
                                                                              ---------              ----------
                                                                          $ 117,724,539           $ 118,978,069
                                                                          =============           =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   NOTES PAYABLE                                                         $   11,506,661           $  10,506,144
   ACCOUNTS PAYABLE                                                           4,787,109               7,476,324
   ACCRUED EXPENSES:
       CO-OP ADVERTISING                                                      6,928,228               7,857,196
       COMPENSATION                                                           2,024,937               2,154,996
       OTHER                                                                  5,033,130               7,931,693
   INCOME TAXES PAYABLE                                                       3,715,775               1,838,656
                                                                              ---------              ----------
            TOTAL CURRENT LIABILITIES                                        33,995,840              37,765,009
LONG-TERM DEBT                                                                4,300,000               4,350,000
MINORITY INTERESTS IN SUBSIDIARIES                                            1,138,686               2,295,026
STOCKHOLDERS' EQUITY:
   COMMON STOCK, SHARES ISSUED AND OUTSTANDING,
       13,373,791 AND 13,242,994, RESPECTIVELY                                  133,738                 132,430
   ADDITIONAL PAID-IN CAPITAL                                                24,021,508              22,766,468
   RETAINED EARNINGS                                                         55,289,493              52,315,069
   CUMULATIVE TRANSLATION ADJUSTMENT                                         (1,154,726)               (645,933)
                                                                            -----------               ---------
            TOTAL STOCKHOLDERS' EQUITY                                       78,290,013              74,568,034
                                                                             ----------              ----------
                                                                          $ 117,724,539           $ 118,978,069
                                                                          =============           =============

                          FOSSIL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED


                                                  FOR THE QUARTER ENDED
                                                  ---------------------
                                               APRIL 5,            March 31,
                                                1997                1996
                                                ----                ----
Net Sales                                    $ 47,449,712      $   42,909,068
Cost of sales                                  24,254,354          23,873,281
                                               ----------          ----------
   Gross profit                                23,195,358          19,035,787

Operating Expenses:
   Selling and distribution                    12,001,025           9,495,149
   General and administrative                   5,733,569           5,291,847
                                                ---------          ----------
            Total operating expenses           17,734,594          14,786,996
                                               ----------          ----------

   Operating income                             5,460,764           4,248,791
Interest expense                                 (229,550)           (176,010)
Other income (expense) - net                     (189,790)           (170,817)
                                                ---------           ---------
   Income before income taxes                   5,041,424           3,901,964
Provision for income taxes                      2,067,000           1,562,000
                                                ---------           ---------
Net income                                   $  2,974,424       $   2,339,964
                                             ============        ============
Earnings per share                           $       0.22       $        0.18
                                             ============        ============
Weighted average common and
   common equivalent shares
   outstanding                                 13,603,828          13,248,347
                                               ==========        ============



See notes to condensed consolidated financial statements.

                          FOSSIL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                                                FOR THE QUARTER ENDED
                                                                                ---------------------

                                                                                APRIL 5,            March 31,
                                                                                  1997                 1996
                                                                                  ----                 ----
Operating Activities:
   Net income                                                                  $ 2,974,424          $ 2,339,964
   Noncash item affecting net income:
       Minority interests in subsidiaries                                           69,045              145,230
       Depreciation and amortization                                               716,250              710,712
       Increase in allowance for doubtful accounts                                  78,792              180,829
       (Decrease) increase  in allowance for returns -
          net of related inventory in transit                                     (503,478)             124,541
       Deferred income tax benefits                                                 60,619              186,562
       Cumulative translation adjustment                                          (508,793)            (245,137)
   Cash from (used for) changes in assets and liabilities:
       Accounts receivable                                                       2,853,218              119,412
       Inventories                                                                (462,612)             430,573
       Prepaid expenses and other current assets                                    45,810               76,660
       Accounts payable                                                         (2,689,215)           1,504,767
       Accrued expenses                                                         (3,957,590)          (3,448,034)
       Income taxes payable                                                      1,877,118            1,857,508
                                                                                 ---------            ---------

               Net cash from operations                                            553,588            3,983,587

Investing Activities:
   Net assets acquired in business combination/consolidation,
       net of cash received                                                       (931,088)                 ---
   Additions to property, plant and equipment                                     (919,852)            (813,666)
   (Increase) decrease in intangible and other assets                             (235,786)              19,075
                                                                                 ---------             ---------

               Net cash used in investing activities                            (2,086,726)            (794,591)

Financing activities:
   Issuance of common stock                                                      1,256,348                  ---
   Decrease in minority interests in subsidiaries                                 (294,297)             (87,660)
   Increase (repayments) in notes payable                                          950,517           (2,465,784)
                                                                                   -------           -----------

               Net cash from  (used in) financing activities                     1,912,568           (2,553,444)
                                                                                 ---------           -----------

Net increase in cash and cash equivalents                                          379,430              635,552

Cash and cash equivalents:
   Beginning of period                                                          11,981,246            5,980,535
                                                                                ----------            ---------

   End of period                                                              $ 12,360,676         $  6,616,087
                                                                              ============         ============


See notes to condensed consolidated financial statements.

                          FOSSIL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

1.   FINANCIAL STATEMENT POLICIES

BASIS OF PRESENTATION. The condensed consolidated financial statements include the accounts of Fossil, Inc., a Delaware corporation, and its majority owned subsidiaries (the "Company"). The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the Company's financial position as of April 5, 1997 and the results of operations for the thirteen and one-half and thirteen week periods ended April 5, 1997 and March 31, 1996, respectively. All adjustments are of a normal, recurring nature.

These interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included in Form 10-K filed by the Company pursuant to the Securities Exchange Act of 1934 for the year ended December 31, 1996. Operating results for the thirteen and one- half week period ended April 5, 1997 ("First Quarter") are not necessarily indicative of the results to be achieved for the full year.

Beginning January 1, 1997, the Company changed its fiscal year to reflect the retail-based calendar (containing 4-4-5 week calendar quarters). Due to this change, the First Quarter contained an additional one-half week for the transition period.

BUSINESS. The Company designs, develops, markets and distributes fashion watches and other accessories, principally under the "FOSSIL", "FSL" and "RELIC" brands names. The Company's products are sold primarily through department stores and other major retailers, both domestically and internationally.

2.   INVENTORIES

     Inventories consist of the following:

                                                               April 5,             December 31,
                                                                 1997                   1996
                                                                 ----                   ----
Components and parts                                        $  2,716,053         $  2,294,750
Work-in-process                                                1,254,937              657,125
Finished merchandise on hand                                  37,206,994           38,404,535
Merchandise at Company's stores                                4,337,741            3,962,199
Merchandise in transit from estimated
  customers' returns                                           3,848,688            4,463,946
                                                               ---------            ---------

                                                             $49,364,413          $49,782,555
                                                             ===========          ===========


The Company periodically enters into forward contracts principally to hedge the expected payment of intercompany inventory transactions with its non-U.S. subsidiaries. Currency exchange gains or losses resulting from the translation of the related accounts, along with the offsetting gains or losses from the hedge, are deferred until the inventory is sold or the forward contract is completed. On April 5, 1997, the Company had hedge contracts to sell 12,010,000 deutsche marks (DM) for approximately $7.7 million, expiring through July 1997.

                          FOSSIL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED


3.   ACQUISITIONS

Effective February 1, 1997, Fossil Europe B.V. acquired the remaining 40% of the capital stock of Fossil Italia, S.R.L. from its minority stockholders in exchange for the issuance of 128,109 shares of the Company's $0.01 par value common stock ("Common Stock") valued at $1.2 million. The acquisition has been accounted for as a purchase and, in connection therewith, the Company recorded goodwill of approximately $300,000.

4.   DEBT

BANK. In April 1997, the Company extended the maturity date on its short-term revolving credit facility with its primary bank to July 5, 1997. The Company anticipates renewing its short-term credit facility during May 1997 for a period of one year at terms no less favorable than those contained in the current credit facility.

                          FOSSIL, INC. AND SUBSIDIARIES


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following is a discussion of the financial condition and results of operations of the Company for the thirteen and one-half week period ended April 5, 1997 (the "First Quarter"), as compared to the thirteen week period ended March 31, 1996 (the "Prior Year Quarter"). Due to a change in the Company's fiscal year to reflect the retail based calendar (containing 4-4-5 week calendar quarters) the First Quarter contained an additional one-half week for the transition period. This change had an immaterial impact on comparability to the Prior Year
         Quarter. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes attached hereto.

         GENERAL

         Since the Company's organization in 1984, sales growth has been principally attributable to increased sales of FOSSIL brand watches both domestically and in a growing number of international markets. Adding to the Company's sales growth has been the addition of FOSSIL brand leather goods and sunglasses, the diversification into FOSSIL outlet and retail stores and the introduction of other watch brands (RELIC and FSL). Increased sales volume has also been generated through leveraging the Company's infrastructure of sourcing, design and developmental systems for the production of its products for corporate gift programs as well as under the names of internationally recognized specialty retailers, entertainment companies and theme restaurants. The Company's products are marketed internationally, mainly through major department stores and specialty retailers.

         The Company maintains sales and distribution offices in the United States, Germany, Italy, Japan, the United Kingdom, Spain, France and Hong Kong. In addition to sales through the Company's offices, FOSSIL also currently distributes its products to over 50 additional countries through authorized distributors.

1997 HIGHLIGHTS

          The Company acquired the remaining 40% of the capital stock of Fossil Italia, S.R.L. from its minority stockholders.

          During March 1997, FOSSIL brand neckwear became available through the Company's first licensing agreement of the FOSSIL brand name.

          The Company entered into a multi-year licensing agreement for the design, production, and marketing of FOSSIL brand underwear and lounge wear throughout the United States. The products should be available to the public for the 1997 holiday season.

          The Company announced in May 1997 that it had entered into a worldwide, multi-year licensing agreement with Giorgio Armani for the rights to design, produce and market a line of Emporio Armani watches.

         RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, (i) the percentages of the Company's net sales represented by certain line items from the Company's condensed consolidated statements of income and (ii) the percentage changes in these line items between the First Quarter and the Prior Year Quarter.


                                       Percentage of                 Percentage
                                         Net Sales                  Change From
                                       -------------                -----------
                                     The Quarter Ended           The Quarter Ended
                                     -----------------           -----------------
                                    APRIL 5,      March 31,
                                      1997           1996                1997
                                      ----           ----                ----

Net sales                            100.0%         100.0%               10.6%
Cost of sales                         51.1           55.6                 1.6
                                     -----          -----               -----
Gross profit margin                   48.9           44.4                21.9
Selling and distribution
   expenses                           25.3           22.1                26.4
General and
  administrative expenses             12.1           12.4                 8.4
                                      ----           ----               -----
Operating income                      11.5            9.9                28.5
Interest expense                      (0.5)          (0.4)               30.4
Other income (expense)- net           (0.4)          (0.4)               11.1
                                     -----          -----               -----
Income before income taxes            10.6            9.1                29.2
Income taxes                           4.3            3.6                32.3
                                       ---            ---
Net income                             6.3%           5.5%               27.1%
                                     =====            ===                ====

     NET SALES. The following table sets forth certain components of the Company's consolidated net sales and the percentage relationship of the components to consolidated net sales for the periods indicated (in millions, except percentage data):



                                        Amounts                   % of Total
                                        -------                   ----------
                                   The Quarter Ended           The Quarter Ended
                                   -----------------           -----------------
                               April 5,       MARCH 31,      APRIL 5,       MARCH 31,
                                  1997           1996          1997            1996
                                  ----           ----          ----            ----
International:

    Europe                        $ 10.6         $ 11.5             22%            27%
    Other                            4.8            4.1             10              9
                                     ---            ---           ----           ----
       Total International          15.4           15.6             32             36
                                    ----           ----           ----           ----


Domestic:
    Watch products                  18.0           16.6             38             39
    Other products                  11.2            9.2             24             21
                                    ----            ---          -----            ---
       Total                        29.2           25.8             62             60
     Stores                          2.8            1.5              6              4
                                     ---            ---             --             --
       Total Domestic               32.0           27.3             68             64
                                    ----           ----          -----            ---
Total Net Sales                   $ 47.4         $ 42.9           100%           100%
                                  ======         ======          =====           ====


         Sales volume increases during the First Quarter were principally derived from domestic sales of FOSSIL Leather products in addition to sales from additional FOSSIL outlet and retail stores opened during 1996. The comparability of the sales increase in the First Quarter was negatively impacted by the volume of certain low margin sales made in the Prior Year Quarter, which however positively impacted the comparability of the gross profit margin in the First Quarter. A reduction in sales volumes from the Company's European-based operations was almost fully offset by increased export sales from the United States, resulting in relatively flat International-based sales volumes in the First Quarter as compared to the Prior Year Quarter. The Company believes that its European- based sales reflect the continuing poor economic conditions throughout Europe and a consumer preference shift from leather to metal banded watches. Retail tests in Europe of the latest FOSSIL metal banded watches have been successful. Therefore, management has recently begun implementing a line change in Europe to include a higher concentration of these metal banded watches.
         Management believes this influx of new product will yield positive results beginning the second quarter of 1997.

         GROSS PROFIT. The increase in the gross profit margin principally resulted from a change in the Company's sales mix in the First Quarter as compared to the Prior Year Quarter, including:

          Sales from the Company's Japan-based operations ("Fossil Japan"), acquired in April 1996, at substantially higher gross margins than the Company attained through distributor sales to Japan in the Prior Year Quarter.

          A reduction in the sales volume in France and the United Kingdom where the Company has historically sold its products at lower gross profit margins in an attempt to obtain brand-name recognition.

          A reduction in the sales volume of discontinued product through traditional discounters which generally yield low gross margins.

          Increased sales volume through the Company's three retail stores opened after the Prior Year Quarter at gross profit margins in excess of the Company's normal wholesale margins.

In addition, increased production and sales volume of goods produced from the Company's majority-owned factories positively impacted the Company's gross profit margins. Management believes that the Company's gross profit margin for the balance of the year will be sustained in the 48% range.

         OPERATING EXPENSES. Selling, general and administrative expenses, as a percentage of net sales, increased from 34.5% in the Prior Year Quarter to 37.4% in the First Quarter. Operating expenses increased in the aggregate primarily due to increased sales volumes, operating costs of Fossil Japan and the operating costs from the Company's additional outlet and retail stores opened during 1996. The operating expense ratio for the First Quarter was negatively impacted by the operating costs of Fossil Japan and the impact of Company-owned outlet and retail stores, both of which operate at substantially higher operating costs than the Company's consolidated average. Management believes the Company's operating expense ratio will decline from the First Quarter levels as it reaches its anniversary date of its acquisition of Fossil Japan and several FOSSIL Store locations and as the portion of the sales mix attributable to the Company-owned stores declines.

LIQUIDITY AND CAPITAL RESOURCES

         Historically the Company has not required substantial financing in the First Quarter but has increased its debt needs starting in the second quarter, while typically reaching its peak borrowing needs in the September - November time frame. The additional financing needs have generally been to finance the accumulation of inventory and the build-up in accounts receivable. During 1997, the Company will additionally require approximately $5 million in financing for the construction of a 138,000 sq. ft. warehouse facility being built adjacent to its main headquarters. Currently, the construction costs are being funded through the Company's short-term credit facilities, but management intentions to secure long-term financing for this facility upon its completion.

         Management believes the Company's financial position as of April 5, 1997 remains extremely strong with working capital of approximately $62 million and $12 million in cash. As of May 13, 1997, the Company had approximately $12 million borrowed against its combined $38 million bank credit facilities. The current bank borrowings are primarily related to financing the expansion of the Company into company-owned retail locations and internationally as well as financing its facility costs in Texas. Management believes that cash flow from operations and existing credit facilities as well as financing for the Company's 1997 building project will be sufficient to satisfy its working capital expenditure requirements for at least the next twelve months.

FORWARD LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q, including, but not limited to statements in Management's Discussion and Analysis of Financial Condition and Results of Operation that are not historical facts are forward-looking statements and involve a number of uncertainties. The actual results of the future events could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: general economic conditions, competition, government regulation and possible future litigation, as well as the risks and uncertainties set forth on the Company's Current Report on Form 8-K dated March 31, 1997.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           10.1 Stock Purchase Agreement dated February 1, 1997,
                  by and between Bluewhale Holding S.a, and Fossil Europe B.V.

                           10.2 Fourth  Amendment to Second Amended and Restated
                  Loan  Agreement  dated April 2, 1997, by and among Wells Fargo
                  Bank (Texas), National Association, a national banking association formerly known as First Interstate Bank of Texas, N.A., Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust , Fossil New York, Inc., Fossil Stores I, Inc. and Fossil Stores II, Inc. (without Exhibits)

                           27       Financial Data Schedule

                  (b)      Reports on Form 8-K

                           The  following  reports on Form 8-K were filed during
                  the period covered by this Report:

                           1. Current Report on Form 8-K filed on March 13, 1997
                  regarding "Item 8. Change in Fiscal Year."

                           2. Current Report on Form 8-K filed on March 31, 1997
                  regarding "Item 5. Other Events" identifying certain risk factors associated with the Company's securities.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            FOSSIL, INC.



Date: May 16, 1997                          /s/ Randy S. Kercho
                                            -------------------
                                            Randy S. Kercho
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal financial officer
                                            duly authorized to sign on behalf of
                                            Registrant)

                                  EXHIBIT INDEX

Exhibit
Number                                      Document Description


10.1 Stock Purchase Agreement dated February 1, 1997, by and between Bluewhale Holding S.a, and Fossil Europe B.V.

10.2 Fourth Amendment to Second Amended and Restated Loan Agreement dated April 2, 1997, by and among Wells Fargo Bank (Texas),
               National Association, a national banking association formerly known as First Interstate Bank of Texas, N.A., Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust , Fossil New York, Inc., Fossil Stores I, Inc. and Fossil Stores II, Inc. (without Exhibits)

27             Financial Data Schedule