Form 10-Q
period 1997-07-05
FOSSIL INC
filed 1997-08-19
CIK 883569

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period from April 6, 1997 to July 5, 1997

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

Yes X    No ____

      The number of shares of Registrant's common stock, outstanding as of
                          August 13, 1997: 13,453,238.

                                      PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                      FOSSIL, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                           July 5,               December 31,
                                                                            1997                   1996
                                                                            ----                   ----
                                                                         (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                          $   10,954,366         $   11,981,246
   Accounts receivable - net                                              29,526,067             30,252,964
   Inventories                                                            51,707,828             49,782,555
   Deferred income tax benefits                                            3,897,000              3,666,344
   Prepaid expenses and other current assets                               4,184,194              1,942,791
                                                                           ---------              ---------
          Total current assets                                           100,269,455             97,625,900
Property, plant and equipment - net                                       19,224,777             16,718,976
Intangible and other assets                                                5,021,355              4,633,193
                                                                           ---------              ---------
                                                                       $ 124,515,587          $ 118,978,069
                                                                       =============          =============

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Notes payable                                                      $   12,116,890          $  10,506,144
   Accounts payable                                                        6,433,868              7,476,324
   Accrued expenses:
       Co-op advertising                                                   7,126,691              7,857,196
       Compensation                                                        2,349,844              2,154,996
       Other                                                               5,100,337              7,931,693
   Income taxes payable                                                    3,995,102              1,838,656
                                                                           ---------              ---------
            Total current liabilities                                     37,122,732             37,765,009
Long-term debt                                                             4,250,000              4,350,000
Minority interests in subsidiaries                                         1,033,825              2,295,026
Stockholders' equity:
   Common stock, shares issued and outstanding,
       13,438,664 and 13,242,994, respectively                               134,387                132,430
   Additional paid-in capital                                             24,558,582             22,766,468
   Retained earnings                                                      58,923,596             52,315,069
   Cumulative translation adjustment                                     (1,507,535)              (645,933)
                                                                         -----------              ---------
            Total stockholders' equity                                    82,109,030             74,568,034
                                                                          ----------             ----------
                                                                       $ 124,515,587          $ 118,978,069
                                                                       =============          =============


See notes to condensed consolidated financial statements.


                                      FOSSIL, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                UNAUDITED

                                          For the 13              For the 3          For the 26 1/2        For the 6
                                          Weeks Ended            Months Ended         Weeks Ended         Months Ended
                                           July 5,                 June 30,              July 5,            June 30,
                                            1997                     1996                  1997               1996
                                            ----                     ----                  ----               ----

Net Sales                                  $ 56,931,466           $ 45,238,236       $ 104,381,178       $ 88,147,304
Cost of sales                                30,627,390             22,775,805          54,881,744         46,649,086
                                             ----------             ----------          ----------         ----------
   Gross profit                              26,304,076             22,462,431          49,499,434         41,498,218

Operating Expenses:
   Selling and distribution                  13,142,089             12,241,841          25,143,114         21,736,990
   General and administrative                 6,384,510              5,619,881          12,118,079         10,911,728
                                              ---------              ---------          ----------         ----------
            Total operating expenses         19,526,599             17,861,722          37,261,193         32,648,718
                                             ----------             ----------          ----------         ----------

   Operating income                           6,777,477              4,600,709          12,238,241          8,849,500
Interest expense                               (267,166)              (264,412)           (496,716)          (440,422)
Other income (expense) - net                   (373,208)               128,245            (562,998)           (42,572)
                                              ---------                -------           ---------           --------
   Income before income taxes                 6,137,103              4,464,542          11,178,527          8,366,506
Provision for income taxes                    2,503,000              1,880,000           4,570,000          3,442,000
                                              ---------              ---------           ---------          ---------
Net income                                 $  3,634,103          $   2,584,542        $  6,608,527      $   4,924,506
                                           ============          =============        ============      =============
Earnings per share                     $           0.26      $            0.19    $           0.48  $            0.37
                                       ================      =================    ================  =================
Weighted average common and
   common equivalent shares
   outstanding                               13,807,162             13,462,680          13,705,495         13,355,513
                                             ==========             ==========          ==========         ==========



See notes to condensed consolidated financial statements.


                                      FOSSIL, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                UNAUDITED

                                                                            For the 26 1/2       For the 6
                                                                             Weeks Ended        Months Ended
                                                                               July 5,            June 30,
                                                                                 1997               1996
                                                                                 ----               ----
Operating Activities:
   Net income                                                               $ 6,608,527         $ 4,924,506
   Noncash item affecting net income:
       Minority interests in subsidiaries                                      (178,664)            251,625
       Depreciation and amortization                                          1,481,617           1,473,399
       (Decrease) increase in allowance for doubtful accounts                  (291,184)            531,647
       Decrease in allowance for returns -
          net of related inventory in transit                                  (143,350)         (1,239,963)
       Deferred income tax benefits                                            (230,656)             56,808
       Cumulative translation adjustment                                       (861,602)           (319,024)
   Cash from (used in) changes in assets and liabilities:
       Accounts receivable                                                    1,495,544          (1,872,572)
       Inventories                                                           (2,259,386)         (3,187,390)
       Prepaid expenses and other current assets                             (2,241,403)           (147,610)
       Accounts payable                                                      (1,042,456)          1,428,387
       Accrued expenses                                                      (3,367,013)         (1,821,207)
       Income taxes payable                                                   2,156,446          (2,127,566)
                                                                              ---------         -----------

               Net cash from (used in) operations                             1,126,420          (2,048,960)

Investing Activities:
   Net assets acquired in business combination/consolidation,
       net of cash received                                                  (1,315,703)            805,891
   Additions to property, plant and equipment                                (3,867,849)         (2,527,328)
   (Increase) decrease in intangible and other assets                           224,220            (452,468)
                                                                                -------           ---------

               Net cash used in investing activities                         (4,959,332)         (2,173,905)

Financing activities:
   Issuance of common stock                                                   1,794,071              73,958
   (Decrease) increase in minority interests in subsidiaries                   (498,785)              2,294
   Increase in notes payable                                                  1,510,746           6,067,771
                                                                              ---------           ---------

               Net cash from financing activities                             2,806,032           6,144,023
                                                                              ---------           ---------

Net (decrease) increase in cash and cash equivalents                         (1,026,880)          1,921,158

Cash and cash equivalents:
   Beginning of period                                                       11,981,246           5,980,535
                                                                             ----------           ---------

   End of period                                                           $ 10,954,366        $  7,901,693
                                                                           ============        ============


See notes to condensed consolidated financial statements.

                          FOSSIL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

1.       FINANCIAL STATEMENT POLICIES

Basis of Presentation. The condensed consolidated financial statements include the accounts of Fossil, Inc., a Delaware corporation, and its majority-owned subsidiaries (the "Company"). The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the Company's financial position as of July 5, 1997 and the results of operations for the thirteen and twenty-six and one-half week periods ended July 5, 1997, respectively and the results of operations for the three- and six-month periods ended June 30, 1996, respectively. All adjustments are of a normal, recurring nature.

These interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included in Form 10-K filed by the Company pursuant to the Securities Exchange Act of 1934 for the year ended December 31, 1996. Operating results for the thirteen and twenty-six and one-half week periods ended July 5, 1997 ("Second Quarter" and "Half Year Period", respectively), are not necessarily indicative of the results to be achieved for the full year.

Beginning January 1, 1997, the Company changed its fiscal year to reflect the retail-based calendar (containing 4-4-5 week calendar quarters). Due to this change, the Company's first quarter ended April 5, 1997 contained an additional one-half week for the transition period.

Business. The Company designs, develops, markets and distributes fashion watches and other accessories, principally under the "FOSSIL", "FSL" and "RELIC" brands names. The Company's products are sold primarily through department stores and other major retailers, both domestically and internationally.

2.       INVENTORIES

         Inventories consist of the following:
                                                                              July 5,          December 31,
                                                                               1997                1996
                                                                               ----                ----
                  Components and parts                                    $  2,688,817        $  2,294,750
                  Work-in-process                                              981,146             657,125
                  Finished merchandise on hand                              39,002,019          38,404,535
                  Merchandise at Company's stores                            4,966,225           3,962,199
                  Merchandise in transit from estimated
                    customers' returns                                       4,069,621           4,463,946
                                                                             ---------           ---------

                                                                           $51,707,828         $49,782,555
                                                                           ===========         ===========

The Company periodically enters into forward contracts principally to hedge the expected payment of intercompany inventory transactions with its non-U.S. subsidiaries. Currency exchange gains or losses resulting from the translation of the related accounts, along with the offsetting gains or losses from the hedge, are deferred until the inventory is sold or the forward contract is completed. On July 5, 1997, the Company had hedge contracts to sell 2.0 million German Marks for approximately $1.2 million, expiring through August 1997 and
416.2 million Japanese Yen for approximately $3.6 million, expiring through December 1997.

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

Effective April 1997, Fossil (East) Limited acquired the remaining 35% of capital stock of Amazing Time, Ltd. from its minority stockholder in exchange for approximately $380,000 in cash. The acquisition has been accounted for as a purchase and, in connection therewith, the Company recorded goodwill of approximately $210,000.

4.       DEBT

Bank. In June 1997, the Company renewed its U.S. short-term revolver through June 1998. At the time of the renewal, the Company increased the funds available under the facility by $10,000,000 to $40,000,000, not subject to any borrowing base calculation. The U.S. short-term revolver is collateralized by substantially all the Company's assets and requires maintenance of specific levels of net worth, net income, working capital and financial ratios.

                          FOSSIL, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following is a discussion of the financial condition and results of operations of the Company for the thirteen and twenty-six and one-half week periods ended July 5, 1997 (the "Second Quarter" and "Half Year Period", respectively), as compared to the three and six-month periods ended June 30, 1996 (the "Prior Year Quarter" and "Prior Year Half Year Period", respectively). Due to a change in the Company's fiscal year to reflect the retail-based calendar (containing 4-4-5 week calendar quarters), the Company's first quarter during 1997 contained an additional one-half week for the transition period. This change had an immaterial impact on comparability to the Prior Year Quarter and Prior Year Half Year Period. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes attached hereto.

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

1997 Highlights

          The Company acquired effective February 1997 the remaining 40% of the capital stock of Fossil Italia, S.R.L. from its minority stockholders.

          The Company acquired effective April 1997 the remaining 35% of the capital stock of Amazing Time, Ltd. from its minority stockholder.

          During March FOSSIL brand neckwear was available through the Company's first licensing agreement of the FOSSIL brand name.

          The Company entered into a multi-year licensing agreement for the design, production, and marketing of FOSSIL brand underwear and lounge wear throughout the United States. The product should be available to the public for the 1997 holiday season.

          The Company announced in May that it had entered into a worldwide, multi-year licensing agreement with Giorgio Armani for the rights to design, produce and market a line of Emporio Armani watches.

Results of Operations

The following table sets forth, for the periods indicated, (i) the percentages of the Company's net sales represented by certain line items from the Company's condensed consolidated statements of income and (ii) the percentage changes in these line items between the current period and the comparable period of the prior year.

                                    Percentage of                          Percentage of
                                      Net Sales                              Net Sales
                                      ---------                              --------
                               For the       For the                   For the 26    For the
                               13 Weeks     3 Months                    1/2 Weeks   6 Months
                                 Ended        Ended                       Ended       Ended
                                July 5,     June 30,     Percentage      July 5,    June 30,    Percentage
                                  1997        1996         Change         1997        1996        Change
                                  ----        ----         ------         ----        ----        ------

Net sales                       100.0%       100.0%         25.8%        100.0%      100.0%        18.4%
Cost of sales                    53.8         50.3          34.5          52.6        52.9         17.7
                                 -----        -----                       -----       -----
Gross profit margin               46.2        49.7          17.1          47.4        47.1         19.3
Selling and
  distribution expenses           23.1        27.1           7.4          24.1        24.6         15.7
General and
  administrative expenses         11.2        12.4          13.6          11.6        12.4         11.1
                                  ----        ----                        ----        ----
Operating income                  11.9        10.2          47.3          11.7        10.1         38.3
Interest expense                  (0.5)       (0.6)          1.0          (0.5)       (0.5)        12.8
Other income
  (expense)- net                  (0.6)        0.3        (391.0)         (0.5)       (0.1)     1,222.5
                                 -----         ---                        -----       -----
Income before income taxes        10.8         9.9          37.5          10.7         9.5         33.6
Income taxes                       4.4         4.2          33.1           4.4         3.9         32.8
                                  ---          ---                         ---         ---
Net income                         6.4%        5.7%         40.6%          6.3%        5.6%        34.2%
                                  ====        ====                        ====        ====



Net Sales. The following table sets forth certain components of the Company's consolidated net sales and the percentage relationship of the components to consolidated net sales for the periods indicated (in millions, except percentage data):



                             Amounts             % of Total              Amounts              % of Total
                             -------             ----------              -------              ----------
                      For the     For the    For the   For the     For the      For the   For the    For the
                      13 Weeks    3 Months   13 Weeks  3 Months     26 1/2       6         26 1/2    6 Months
                        Ended      Ended      Ended     Ended       Weeks       Months     Weeks      Ended
                                                                    Ended       Ended      Ended
                      July 5,    June 30,    July 5,   June 30,    July 5,    June 30,    July 5,    June 30,
                        1997        1996       1997      1996        1997       1996        1997       1996
                        ----        ----       ----      ----        ----       ----        ----       ----
International:
  Europe                $ 9.8     $ 10.9        17%        24%     $ 20.4      $ 22.4        19%         25%

  Other                  11.6        3.3        21          7        16.4         7.4        16           8
                         ----        ---        --          -        ----         ---        --           -
     Total               21.4       14.2        38         31        36.8        29.8        35          33
                         ----       ----        --         --        ----        ----        --          --
International


Domestic:
   Watch products        22.0       18.5        39         41        40.1        35.1        38          40
   Other products         9.2        9.9        16         22        20.4        19.1        20          22
                          ---        ---        --         --        ----        ----        --          --
      Total              31.2       28.4        55         63        60.5        54.2        58          62
    Stores                4.3        2.6         7          6         7.1         4.1         7           5
                          ---        ---         -          -         ---         ---         -           -
      Total Domestic     35.5       31.0        62         69        67.6        58.3        65          67
                         ----       ----        --         --        ----        ----        --          --
Total Net Sales        $ 56.9     $ 45.2       100%       100%     $104.4      $ 88.1       100%        100%
                       ======     ======       ===       ====      ======      ======       ===         ===



Sales volume increases during the Second Quarter were principally derived from a significant sale of non-branded watches used for premium incentives, domestic sales of FOSSIL branded watch and leather products and sales from additional FOSSIL outlet and retail stores opened during the second half of 1996. The Company, through its foreign subsidiaries, negotiated a sale valued at $5.9 million of non-branded premium incentive watches sold in Europe during the Second Quarter. In addition, domestic sales of FOSSIL branded watches showed strong sales gains due to the increase of metal bracelet watches in the Company's product mix and the popularity of two FOSSIL watch lines (FOSSIL Blue and FOSSIL Steel) introduced mainly after the second quarter of last year. Sales gains in the Company's leather goods during the Second Quarter were more than offset by sales declines in the Company's sunglass products. Beginning in late 1996, the number of sunglass suppliers selling into the Company's distribution channels significantly increased while the retail prices the average sunglass customer showed a willingness to pay declined. In reaction to these changes in the sunglass market place and in an attempt to increase its market share, the Company is in the process of both increasing its sunglass assortment at its opening price points and introducing a premium quality line of sunglasses during the third quarter of 1997. Internationally, sales of FOSSIL branded watches by the Company's European-based companies also increased during the Second Quarter. These increases however were more than offset by declines in sales of sunglass products and a reduction in sales derived from the Company's operations in France and the United Kingdom. Based on current market conditions, the Company has significantly curtailed its operations in France and the United Kingdom. The Company's sales increases for the Half Year Period were similar to that experienced in the Second Quarter.

Gross Profit. The decrease in gross profit margins during the Second Quarter was principally a result of the low gross profit margin realized on the sale of the non-branded premium watches sold in Europe. To a lesser extent, higher markdowns taken in the leather and sunglass products and more aggressive pricing on certain of the Company's FOSSIL branded watches had a negative effect on the gross profit margins in the Second Quarter. Increased sales volumes through the Company's retail and Japan-based operations and increased production of the Company's watch products through its majority-owned assembly factories had a positive influence on the Company's gross profit margins for the Second Quarter and Half Year Period as compared to the prior year. Management believes that the Company's gross profit margin for the balance of the year will increase above the Second Quarter levels to approximately the 48% range.

Operating expenses. Selling, general and administrative expenses, as a percentage of net sales, decreased for the Second Quarter and Half Year Period to 34.3% and 35.7%, respectively, from 39.5% and 37.0% in the prior year comparable periods. Operating expenses increased in the aggregate primarily due to increased sales volumes and the operating costs from the Company's additional outlet and retail stores opened during 1996. For the Second Quarter and Half Year Period the Company had additional outlet or retail locations in operation in comparison to comparable periods in the previous year of approximately nine and twelve locations, respectively. The operating expense ratio derived from FOSSIL outlet and retail locations is historically higher than the consolidated average. The operating expense ratio for the Second Quarter and Half Year Period were positively impacted by leveraging expenses against higher sales volumes.

Other income (expense) - net. The Company reported other expense for the Second Quarter and Half Year Period of $0.37 million and $0.56 million, respectively, as compared to other income of $0.13 million for the Prior Year Quarter and other expense of $0.04 million for the Prior Year Half Year Period. The increase in other expense during 1997 primarily reflects the minority interests in the increased profits of the Company's majority-owned assembly factories. In addition, during the Second Quarter the Company accrued $175,000 for costs to be incurred in the curtailment of operations in the United Kingdom. To a lesser extent, other expenses have increased in 1997 as a result of foreign currency losses incurred at the Company's foreign subsidiaries as the United States Dollar has significantly increased in value against the other foreign currencies the Company deals with, mainly the German Mark and Italian Lira.

Liquidity and Capital Resources

Historically the Company has not required substantial financing during the first several months of its fiscal year but has increased its debt needs starting in the second quarter, while typically reaching its peak borrowing needs in the September - November time frame. The additional financing needs have generally been to finance the accumulation of inventory and the build-up in accounts receivable. During 1997, the Company will additionally incur approximately $4.5 million in costs for the construction of a 138,000 sq. ft. warehouse facility which has been built adjacent to its main headquarters. Currently, the building costs are being funded through the Company's short-term credit facilities, but management intends to secure long-term financing for this facility during September 1997.

Management believes the Company's financial position as of July 5, 1997 remains extremely strong with working capital of approximately $63 million and $11 million in cash. As of August 8, 1997, the Company had approximately $15 million borrowed against its combined $48 million bank credit facilities. The current bank borrowings are primarily related to financing the Company's expansion into company-owned retail locations and internationally as well as financing its facility costs in Texas. Management believes that cash flow from operations and existing credit facilities as well as financing for the Company's 1997 building project will be sufficient to satisfy its working capital expenditure requirements for at least the next twelve months.

Forward Looking Statements

  The statements contained in this Quarterly Report on Form 10-Q, including, but not limited to statements in Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical facts are forward-looking statements and involve a number of uncertainties. The actual results of the future events could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are general economic conditions, competition, government regulation and possible future litigation, as well as the risks and uncertainties set forth on the Company's Current Report on Form 8-K dated March 31, 1997.

                        PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual meeting of stockholders on May 22, 1997. At such meeting, the stockholders elected directors of the Company and no other matters were voted on at the meeting. A total of 12,796,211 shares were represented at the meeting.

         The tabulation of nominees is as follows:

Director Nominee                    For              Against           Abstain          Withheld
-------------------------------------------------------------------------------------------------
Tom Kartsotis                       12,757,449                                          38,762
Kosta Kartsotis                     12,757,949                                          38,262
Michael W. Barnes                   12,757,949                                          38,262
Jal S. Shroff                       12,757,949                                          38,262
Donald J. Stone                     12,757,949                                          38,262
Kenneth W. Anderson                 12,757,949                                          38,262
Alan J. Gold                        12,757,179                                          39,032


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           10.1 Fifth  Amendment to Second  Amended and Restated
                  Loan Agreement dated June 1997, by and among Wells Fargo Bank (Texas), National Association, a national banking association formerly known as First Interstate Bank of Texas, N.A., Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust , Fossil New York, Inc., Fossil Stores I, Inc. and Fossil Stores II, Inc. (without exhibits).

                           27       Financial Data Schedule

                  (b)      Reports on Form 8-K

                           No reports on Form 8-K were filed during the period covered by this Report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            FOSSIL, INC.



Date: August 18, 1997                       /s/ Randy S. Kercho
                                            -------------------
                                            Randy S. Kercho
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal financial officer
                                            duly authorized to sign on behalf of
                                            Registrant)

                                  EXHIBIT INDEX

Exhibit
Number                              Document Description


10.1 Fifth Amendment to Second Amended and Restated Loan Agreement dated June 1997, by and among Wells Fargo Bank (Texas), National Association, a national banking association formerly known as First Interstate Bank of Texas, N.A., Fossil
                  Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust , Fossil New York, Inc., Fossil Stores I, Inc. and Fossil Stores II, Inc. (without exhibits).

27                Financial Data Schedule