Form 10-Q
period 1997-10-04
FOSSIL INC
filed 1997-11-18
CIK 883569

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: October 4, 1997

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

Yes X    No ____

     The number of shares of Registrant's common stock, outstanding as of November 14, 1997: 13,486,084.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          FOSSIL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                     October 4,          December 31,
                                                                        1997                 1996
                                                                    (Unaudited)
ASSETS
Current assets:

   Cash and cash equivalents                                     $  11,741,038         $   11,981,246
   Accounts receivable - net                                        37,023,103             30,252,964
   Inventories                                                      58,632,984             49,782,555
   Deferred income tax benefits                                      4,317,703              3,666,344
   Prepaid expenses and other current assets                         4,166,163              1,942,791
                                                                     ---------              ---------
          Total current assets                                     115,880,991             97,625,900
Property, plant and equipment - net                                 20,756,017             16,718,976
Intangible and other assets                                          4,863,598              4,633,193
                                                                   -----------             ----------
                                                                $  141,500,606         $  118,978,069
                                                                   ===========            ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                $   11,690,080          $  10,506,144
   Accounts payable                                                 15,176,038              7,476,324
   Accrued expenses:
       Co-op advertising                                             6,331,980              7,857,196
       Compensation                                                  2,620,783              2,154,996
       Other                                                         6,250,514              7,931,693
   Income taxes payable                                              5,948,058              1,838,656
                                                                    ----------             ----------
            Total current liabilities                               48,017,453             37,765,009
Long-term debt                                                       4,200,000              4,350,000
Minority interests in subsidiaries                                   1,248,133              2,295,026
Stockholders' equity:
   Common stock, shares issued and outstanding,
       13,481,626 and 13,242,994, respectively                         134,816                132,430
   Additional paid-in capital                                       25,050,264             22,766,468
   Retained earnings                                                64,433,684             52,315,069
   Cumulative translation adjustment                                (1,583,744)              (645,933)
                                                                    -----------            -----------
            Total stockholders' equity                              88,035,020             74,568,034
                                                                    -----------            -----------
                                                                 $ 141,500,606          $ 118,978,069
                                                                 =============            ============



See notes to condensed consolidated financial statements.

                          FOSSIL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED

                                                                     For the 13     For the 3       For the 39 1/2     For the 9
                                                                    Weeks Ended    Months Ended      Weeks Ended      Months Ended
                                                                     October 4,   September 30,      October 4,      September 30,
                                                                        1997           1996              1997            1996

Net Sales                                                          $ 61,012,584   $ 52,821,348       $ 165,393,762    $ 140,968,652
Cost of sales                                                        31,322,436     27,064,790          86,204,180       73,713,876
                                                                     ----------     ----------         -----------      -----------
     Gross profit                                                    29,690,148     25,756,558          79,189,582       67,254,776

Operating Expenses:
   Selling and distribution                                          13,719,495     12,668,558          38,862,609       34,405,548
   General and administrative                                         6,155,239      5,809,763          18,273,318       16,721,491
                                                                     ----------     ----------          ----------       ----------
            Total operating expenses                                 19,874,734     18,478,321          57,135,927       51,127,039
                                                                     ----------     ----------          ----------       ----------
   Operating income                                                   9,815,414      7,278,237          22,053,655       16,127,737
Interest expense                                                       (252,573)      (383,127)           (749,289)        (823,549)
Other income (expense) - net                                           (259,753)      (404,429)           (822,751)        (447,001)
                                                                     -----------    -----------         -----------      -----------
     Income before income taxes                                       9,303,088      6,490,681          20,481,615       14,857,187
Provision for income taxes                                            3,793,000      2,661,000           8,363,000        6,103,000
                                                                     ----------     ----------          ----------       ----------
Net income                                                          $ 5,510,088    $ 3,829,681        $ 12,118,615     $  8,754,187
                                                                    ===========    ===========        ============     =============
Earnings per share                                                  $      0.39    $      0.29        $       0.88     $       0.66
                                                                    ===========    ===========        ============     =============
Weighted average common and
   common equivalent shares
   outstanding                                                       14,031,229     13,328,601          13,814,073       13,346,549
                                                                     ==========     ==========          ==========       ==========


See notes to condensed consolidated financial statements.


                         FOSSIL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                                           For the 39 1/2       For the 9
                                                                                            Weeks Ended        Months Ended
                                                                                             October 4,       September 30,
                                                                                               1997               1996
Operating Activities:
   Net income                                                                             $ 12,118,615        $  8,754,187
   Noncash item affecting net income:
       Minority interests in subsidiaries                                                       35,644             594,038
       Depreciation and amortization                                                         2,351,535           2,310,059
       Increase in allowance for doubtful accounts                                              12,310             909,722
       Increase (decrease) in allowance for returns -
          net of related inventory in transit                                                  309,234            (591,443)
       Deferred income tax benefits                                                           (651,359)           (395,000)
       Cumulative translation adjustment                                                      (937,811)           (530,210)
   Cash from (used in) changes in assets and liabilities:
       Accounts receivable                                                                  (7,311,546)         (9,279,791)
       Inventories                                                                          (8,630,565)        (13,077,501)
       Prepaid expenses and other current assets                                            (2,223,372)           (637,136)
       Accounts payable                                                                      7,699,711           2,450,243
       Accrued expenses                                                                     (2,740,607)            873,300
       Income taxes payable                                                                  4,109,402            (711,859)
                                                                                             ---------            ---------
               Net cash from (used in) operations                                            4,141,191          (9,331,391)

Investing Activities:
   Net assets acquired in business combination/consolidation,
       net of cash received                                                                 (1,315,703)            805,891
   Additions to property, plant and equipment                                               (6,195,990)         (3,292,698)
   Decrease (increase) in intangible and other assets                                          308,960            (380,089)
                                                                                               -------            ---------
               Net cash used in investing activities                                        (7,202,733)         (2,866,896)

Financing activities:
   Issuance of common stock                                                                  2,286,182              73,958
   Decrease in minority interests in subsidiaries                                             (498,784)           (111,809)
   Increase in notes payable                                                                 1,033,936          12,624,890
                                                                                             ---------          ----------
               Net cash from financing activities                                            2,821,334          12,587,039
                                                                                             ---------          ----------
Net (decrease) increase in cash and cash equivalents                                          (240,208)            388,752

Cash and cash equivalents:
   Beginning of period                                                                      11,981,246           5,980,535
                                                                                            ----------           ---------
   End of period                                                                          $ 11,741,038         $ 6,369,287
                                                                                          ============         ===========

See notes to condensed consolidated financial statements.

                          FOSSIL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

1.       FINANCIAL STATEMENT POLICIES

Basis of Presentation. The condensed consolidated financial statements include the accounts of Fossil, Inc., a Delaware corporation, and its majority-owned subsidiaries (the "Company"). The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the Company's financial position as of October 4, 1997 and the results of operations for the thirteen and thirty-nine and one-half week periods ended October 4, 1997, respectively, and the results of operations for the three- and nine-month periods ended September 30, 1996, respectively. All adjustments are of a normal, recurring nature.

These interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included in Form 10-K filed by the Company pursuant to the Securities Exchange Act of 1934 for the year ended December 31, 1996. Operating results for the thirteen and thirty-nine and one-half week periods ended October 4, 1997 ("Third Quarter" and "Three-fourths Year Period", respectively), are not necessarily indicative of the results to be achieved for the full year.

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

2.       INVENTORIES

         Inventories consist of the following:
                                                                                          October 4,        December 31,
                                                                                             1997                1996
                                                                                             ----                ----
                  Components and parts                                                   $ 3,558,149        $  2,294,750
                  Work-in-process                                                          1,565,556             657,125
                  Finished merchandise on hand                                            43,726,186          38,404,535
                  Merchandise at Company's stores                                          5,096,125           3,962,199
                  Merchandise in transit from estimated
                    customers' returns                                                     4,686,968           4,463,946
                                                                                           ---------           ---------
                                                                                        $ 58,632,984         $49,782,555
                                                                                        ============         ===========


The Company periodically enters into forward contracts principally to hedge the expected payment of intercompany inventory transactions with its non-U.S. subsidiaries. Currency exchange gains or losses resulting from the translation of the related accounts, along with the offsetting gains or losses from the hedge, is deferred until the inventory is sold or the forward contract is completed. On October 4, 1997, the Company had hedge contracts to sell 15.3 million German Marks for approximately $8.5 million, expiring through April 1998 and 432.1 million Japanese Yen for approximately $3.8 million, expiring through February 1998.

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

                          FOSSIL, INC. AND SUBSIDIARIES


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


The following is a discussion of the financial condition and results of operations of the Company for the thirteen and thirty-nine and one-half week periods ended October 4, 1997 (the "Third Quarter" and "Three-fourths Year Period", respectively), as compared to the three- and nine-month periods ended September 30, 1996. Due to a change in the Company's fiscal year to reflect the retail-based calendar (containing 4-4-5 week calendar quarters), the Company's first quarter during 1997 contained an additional one-half week for the transition period. This change had an immaterial impact on comparability to the three- and nine-month periods in 1996. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes attached hereto.

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

The Company maintains sales and distribution offices in the United States, Germany, Italy, Japan, Spain and Hong Kong. In addition to sales through the Company's offices, FOSSIL also currently distributes its products to over 50 additional countries through authorized distributors.

1997 Highlights

     Effective February 1997, the Company acquired the remaining 40% of the capital stock of Fossil Italia, S.R.L. from its minority stockholders.

     Effective April 1997, the Company acquired the remaining 35% of the capital stock of Amazing Time, Ltd. from its minority stockholder.

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

Results of Operations

The following table sets forth, for the periods indicated, (i) the percentages of the Company's net sales represented by certain line items from the Company's condensed consolidated statements of income and (ii) the percentage changes in these line items between the current period and the comparable period of the prior year.

                                    Percentage of                           Percentage of
                                      Net Sales                               Net Sales
                                      ---------                               ---------
                             For the 13      For the                  For the 39      For the
                               Weeks         3 Months                 1/2 Weeks      9 Months
                              Ended           Ended                     Ended          Ended
                            October 4,   September 30,    Percentage   October 4,   September 30,   Percentage
                               1997           1996          Change        1997          1996         Change
                               ----           ----          ------        ----          ----         ------
Net sales                      100.0%        100.0%           15.5%      100.0%       100.0%           17.3%
Cost of sales                   51.3          51.2            15.7        52.1         52.3            16.9
                                ----          ----                        ----         ----
Gross profit margin             48.7          48.8            15.3        47.9         47.7            17.7
Selling and
  distribution expenses         22.5          24.0             8.3        23.5         24.4            13.0
General and
  administrative expenses       10.1          11.0             5.9        11.1         11.9             9.3
                                ----          ----                        ----         ----
Operating income                16.1          13.8            34.9        13.3         11.4            36.7
Interest expense                (0.4)         (0.7)          (34.1)       (0.4)        (0.6)           (9.0)
Other income
  (expense)- net                (0.5)         (0.8)          (35.8)       (0.5)        (0.3)           84.1
                                -----         -----                       -----        -----
Income before income taxes
                                15.2          12.3            43.3        12.4         10.5            37.9
Income taxes                     6.2           5.0            42.5         5.1          4.3            37.0
                                 ---           ---                         ---          ---
Net income                       9.0%          7.3%           43.9%        7.3%         6.2%           38.4%
                                =====         =====                       =====        =====

Net  Sales.  The   following table  sets  forth   certain   components  of  the
Company's consolidated net sales and the percentage relationship of the components to consolidated net sales for the periods indicated (in millions, except percentage data):

                            Amounts               % of Total                 Amounts                % of Total
                            -------               ----------                 -------                ----------
                     For the     For the      For the    For the     For the 39   For the       For the      For the
                     13 Weeks    3 Months    13 Weeks    3 Months     1/2 Weeks    9 Months     39 1/2      9 Months
                       Ended      Ended       Ended       Ended        Ended        Ended        Weeks       Ended
                     October     September   October     September    October     September     October     September
                        4,         30,          4,         30,          4,          30,            4,          30,
                       1997        1996        1997       1996        1997         1996          1997         1996
                       ----        ----        ----       ----        ----         ----          ----         ----
International:
  Europe              $ 11.0     $ 10.3          8%         20%     $ 31.4       $ 32.7            19%          23%
  Other                  5.5        2.4          9           4        21.9          9.8            13            7
                         ---        ---         ---         ---       ----         ----            ---          ---
     Total              16.5       12.7          27         24        53.3         42.5            32           30
                        ----       ----         ---         ---       ----         ----            ---          ---
International


Domestic:
   Watch products       26.9       24.4          44         46        66.9         59.5            40           42
   Other products       12.1       11.6          20         22        32.5         30.7            20           22
                        ----       ----         ---        ---        ----         ----            ---          ---
     Total              39.0       36.0          64         68        99.4         90.2            60           64
    Stores               5.5        4.1           9          8        12.6          8.2             8            6
     Total Domestic     44.5       40.1          73         76       112.0         98.4            68           70
                        ----       ----         ---        ---       -----         ----            ---          ---
Total Net Sales       $ 61.0     $ 52.8         100%      100%      $165.3       $140.9           100%         100%
                      ======     ======         ====      ====      ======       ======           ====         ====



Sales of FOSSIL branded watches and sales from additional FOSSIL outlet and retail stores opened after September 1996 accounted for the majority of the sales volume increase during the Third Quarter. Worldwide sales of FOSSIL branded watches showed strong gains due to the increase of metal bracelet watches in the Company's sales mix and the popularity of two FOSSIL watch lines, FOSSIL Blue and FOSSIL Steel, introduced in the second quarter of 1996 and 1997, respectively. Five additional stores of the Company's combined thirty-one outlet and retail stores, were in operation during the Third Quarter in comparison to the comparable quarter in 1996. The Company had a combined total of 17 and 27 Store locations as of January 1, 1996 and September 30, 1996, respectively. The majority of the store locations opened at least a full year also showed an increase in sales volumes as FOSSIL brand recognition and product offerings continued to broaden and improve. FOSSIL leather goods sales continued to show strong growth in the women's handbag and small leather good products, offset in part by lower sales volumes in men's small leather goods. Strong domestic watch volume increases were offset in part by a 30% reduction in watches sold under licensing agreements as the Company continues to reduce its exposure in non-branded collectible licensed products. Internationally, the Company's European-based sales showed an increase for the first time this year as the Company's product mix of FOSSIL watches became more closely aligned with the assortment in use within the United States. Export sales also increased substantially as the number of foreign countries the Company's products are sold into increased, as did market penetration for the Company's watch products in key foreign countries. Sales volume increases on a year-to-date basis generally followed the same trends as the Third Quarter with two exceptions. First, the Company's sunglass product sales, while improving in the Third Quarter, were down more substantially in the first half of the year and second, year-to-date sales volumes were positively impacted by an approximate $5.9 million sale of premium watches sold into Europe during the Company's 1997 second quarter. Management believes sales trends during the Company's 1997 fourth quarter should follow the same general trends as reported during 1997 with the exception that sales volume will also be positively impacted by the shipping of the Company's Emporio Armani watch line.

Gross Profit. During 1997, increased sales volumes through the Company's retail and Japan-based operations and increased production of the Company's watch product through its majority-owned assembly factories had a positive influence on the Company's gross profit margins. However, more aggressive pricing on certain of the Company's FOSSIL branded watches this year, and higher markdowns taken in the leather and sunglass products during the 1997 second quarter had an offsetting effect on gross profit margins. Management believes that the Company's gross profit margins will remain in the 48% range for the balance of the year.

Operating Expenses. Selling, general and administrative expenses, as a percentage of net sales, decreased for the Third Quarter and Three-fourths Year Period to 32.6% and 34.6%, respectively, from 35.0% and 36.3% in the prior year comparable periods. Operating expenses increased in the aggregate, primarily due to increased sales volumes and the operating costs from the Company's additional outlet and retail stores opened during 1996 and 1997. The operating expense ratios for the Third Quarter and Three-fourths Year Period were positively impacted by leveraging expenses against higher sales volumes and as a result of the reduction in operating expenses incurred in France and the United Kingdom, where the Company has curtailed its Company-owned operations in favor of sales through independent distributors. While the Company believes it will continue to leverage its operating expenses against anticipated increased sales volumes in the fourth quarter, operating expenses will be negatively impacted by over $1.5 million in advertising and other costs related to the start up of the Emporio Armani watch line.

Other income (expense). Other income (expense) typically represents the minority interests in the profit or loss of the Company's majority-owned operations, interest income and foreign currency exchange gains or losses. The decrease in other expense during the Third Quarter primarily reflects the impact of the Company's decision to purchase certain minority interests of its profitable European and manufacturing operations during the later part of 1996 and early 1997. On a year-to-date basis, additional expenses were incurred as result of foreign currency losses and estimated costs of $175,000 to be incurred in the curtailment of operations in the United Kingdom. During 1997, additional foreign currency losses were incurred by the Company's foreign subsidiaries on certain unhedged transactions as the United States Dollar has significantly increased in value against the foreign currencies the Company deals with, mainly the German Mark and Italian Lira.

Liquidity and Capital Resources

Historically the Company has not required substantial financing during the first several months of its fiscal year but has increased its debt needs starting in the second quarter, typically reaching its peak borrowing needs in the September
- November time frame. The additional financing needs have generally been to finance the accumulation of inventory and the build-up in accounts receivable. During 1997, the Company additionally incurred approximately $4.5 million in costs for the construction of a 138,000-sq. ft. warehouse facility, which has been built adjacent to its main headquarters. The building costs are being funded through the Company's short-term credit facilities.

Management believes the Company's financial position as of October 4, 1997 remains extremely strong with working capital of approximately $67 million and $12 million in cash. As of November 11, 1997, the Company had approximately $14 million borrowed against it's combined $48 million bank credit facilities. The current bank borrowings are primarily related to financing the Company's expansion into company-owned retail locations and internationally as well as financing its facility costs in Texas. Management believes that cash flow from operations and existing credit facilities will be sufficient to satisfy its working capital expenditure requirements for at least the next twelve months.

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


                                                     FOSSIL, INC.



Date: November 17, 1997                     /s/ Randy S. Kercho
                                            ------------------------------------
                                            Randy  S.  Kercho   Executive   Vice
                                            President   and   Chief    Financial
                                            Officer (Principal financial officer
                                            duly authorized to sign on behalf of
                                            Registrant)

                                  EXHIBIT INDEX



Exhibit
Number                              Document Description


27                                  Financial Data Schedule