Form 10-K
period 1998-01-03
FOSSIL INC
filed 1998-04-03
CIK 883569

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
    X          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
  -----        EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 3, 1998

                                       OR

    _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

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

                          Common Stock, $.01 par value
                                (Title of Class)
                         ------------------------------

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
          ------

     The aggregate market value of Common Stock held by nonaffiliates of the registrant, based on the sale trade price of the Common Stock as reported by the Nasdaq National Market on March 31, 1998, was $178,015,815. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant. As of March 31, 1998, 13,644,367 shares of Common Stock were outstanding (pre-split).

                       DOCUMENTS INCORPORATED BY REFERENCE

         The Company's definitive proxy statement in connection with the Annual Meeting of Stockholders to be held May 27, 1998, to be filed with the Commission pursuant to Regulation 14A, and the Company's Annual Report to Stockholders are incorporated by reference into Part III of this report.

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

         The Company designs, develops, markets and distributes fashion watches and accessories, including sunglasses, small leather goods, belts and handbags, principally under the FOSSIL(R), RELIC(R) and FSL(TM) brand names. The Company designs, manufactures and markets a line of limited edition watches bearing the trademarks and logos of various entities, as well as contracts with retailers and other customers for the manufacture of watches for sale under private label.

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

         The Company's operations in Hong Kong relating to the procurement of watches from various manufacturing sources are conducted by Fossil (East) Limited ("Fossil East"), a wholly owned subsidiary of the Company organized under the laws of Hong Kong and acquired by the Company in 1992. Fossil Europe B.V. ("Fossil B.V.") a Netherlands holding company established in May 1993, is a wholly owned subsidiary of the Company. Fossil Europe GmbH ("Fossil GmbH") is a wholly owned German subsidiary of Fossil B.V., which markets and resells the Company's products throughout Europe. Fossil Italia, S.r.l. ("Fossil Italy"), a wholly owned Italian subsidiary of Fossil B.V., was formed in June 1994 and markets and sells the Company's products in Italy. Fossil France EURL, S.a.r.l. ("Fossil France") and Fossil U.K. Ltd. ("Fossil UK"), wholly owned subsidiaries of Fossil B.V., were formed in 1995 to market and sell the Company's products in France and the United Kingdom, respectively. In April 1996, the Company acquired an 81% interest in Fossil Japan, Inc. ("Fossil Japan") which acts as the distributor of the Company's products in Japan. In 1997, the Company discontinued sales in the U.K. through Fossil UK. Fossil Spain, S. A.("Fossil Spain"), a wholly owned subsidiary of Fossil B.V., was formed in 1996 and markets and sells the Company's products in Spain.

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

         The third segment of the market consists of moderately priced watches characterized by contemporary fashion and well known brand names. Moderately priced watches are typically manufactured in Japan or Hong Kong and are sold by department stores and specialty stores at retail prices ranging from $40 to $150. The Company believes that this segment in turn can be divided into two discrete sectors that are competitive with each other only to a limited extent. One sector of the moderately priced market segment is targeted by companies that generally offer conservatively styled time pieces under well known brand names such as Seiko and Citizen. The second sector of this market segment is targeted by the Company and its principal competitors, including the companies that market watches under the Anne Klein II, Guess? and Swatch brand names, whose products attempt to reflect emerging fashion trends in accessories and apparel. Some of the watches in this sector are manufactured under license agreements with companies that market watches under various brand names, including Guess?, Kenneth Cole and Nautica. The Company believes that one reason for the growth of this sector has been that fashion-conscious consumers have increasingly come to regard branded fashion watches not only as time pieces but also as fashion accessories. This trend has resulted in consumers owning multiple watches that may differ significantly in terms of style, features and cost.

Fashion Accessories

         The  Company  believes   that   the   fashion   accessories market in
the   United  States  includes  products  such  as   small   leather  goods,
handbags,   belts,  eyewear,  neckwear,   underwear,   lounge  wear,   costume
jewelry,  gloves, hats,  hosiery  and  socks.   These   fashion    accessory
products  are  generally   marketed   through    mass    merchandisers,
department stores and  specialty  shops. Fashion  accessories  for  both   men
and  women are sold at low,  moderate  and higher  price  points.  Lower price
point  items  are   typically  retailed  through  mass  merchandisers.  Higher price point items are typically sold in moderate and better department stores and specialty shops and include products offered by Coach, Dooney & Burke, Ralph Lauren and Donna Karan.

         Moderately priced fashion accessories are typically marketed in department stores and are characterized by contemporary fashion and well known brand names. Fossil currently offers small leather goods, belts and eyewear for both men and women, men's underwear and lounge wear, as well as handbags, through department stores and specialty retailers in the moderate to upper-moderate price range. Companies such as Calvin Klein, Tommy Hilfiger, Swank, Guess?, Nine West, Kenneth Cole, and Liz Claiborne currently operate in this market. The Company believes that one reason for the growth in this line of business is that consumers are becoming more aware of accessories as fashion statements, and as a result, are purchasing brand name, quality items that complement other fashion items. The Company emphasizes its fashion accessories as a natural complement to the core watch business by offering consumers the same high quality and value that are associated with other FOSSIL brand products. The Company generally markets its fashion accessory lines through the same distribution channels as its watch business, using similar in-store presentations, graphics and packaging.

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

         Personnel Development. The Company actively seeks to recruit and train its design, advertising, sales, administrative and marketing personnel to assist it in achieving further growth in its existing businesses and in expanding the scope of its product offerings.

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

         Centralized Distribution. Substantially all of the Company's products sold in the United States are distributed from its warehouse and distribution center located in Richardson, Texas. The Company's products sold in Europe generally are distributed from the Company's warehouse and distribution centers located in Germany and Italy, and in Japan from the Company's warehouse and distribution center in Tokyo. The Company believes that its distribution capabilities enable it to reduce inventory risk and increase its flexibility in meeting the delivery requirements of its customers.

Products

Watch Products

         In 1986, the Company introduced FOSSIL watches, its flagship product. The Company commenced its FOSSIL watch strap program in 1989, introduced its RELIC watches in 1990 and introduced its FSL watches in 1995. Since 1986, the Company has also contracted with retailers and other customers for the manufacture of watches primarily for sale under private labels. Sales of the Company's watches for fiscal years 1997, 1996 and 1995 accounted for approximately 72.4%, 71.9% and 83.6% respectively, of the Company's gross sales.

         FOSSIL Watches. The Company's FOSSIL watches are targeted at middle and upper income consumers between the ages of 16 and 40 and are sold at retail prices generally ranging from $45 to $120, with an average price of approximately $73. The Company currently offers various categories of FOSSIL watches, including Blue Teq, Dress, DRT(TM), Fossil Steel, Fossil Blue(R), F2, Limited Edition, Skeleton, and Vintage watches. The Company believes that its strategy of offering various categories of FOSSIL watches enables it to market its watches to a wide range of consumers with differing tastes and lifestyles. New lines of FOSSIL watches are introduced each year in January, March, May, August and November. FOSSIL watches are sold through a diversified distribution system which includes major department stores, such as
Federated/Macy's  Department  Stores,   Dillard's,  May  Department  Stores,
Mercantile Stores, Dayton Hudson, Proffitts and Nordstroms, as well as specialty retail stores and independent distributors.

         RELIC Watches. RELIC watches incorporate a number of the features found in FOSSIL watches into a format suitable for lower priced fashion watches. RELIC watches are targeted at mid-level income consumers and are sold at retail prices generally ranging from $30 to $75, with an average price of approximately $55. The Company currently offers various categories of RELIC watches, including Dressy, Metal Sport, Moon, Novelty, Pendant, Pocket, RELIC Wet, Skeleton and Sport watches. New lines of RELIC watches are introduced each year in February, July and September. RELIC watches are sold principally through major
retailers,  such  as  Ames  Department  Stores,   Bealls,   JCPenney,   Kohl's,
Montgomery  Ward,  Sears, Service Merchandise, SRI and Uptons.

         FSL Watches. FSL watches are sold at retail prices generally ranging from $30 to $150, with an average price of approximately $60. The Company offers both analog and digital watches under the FSL brand which combine high quality engineering and fashion. New lines of FSL watches are introduced each year in January, May and August and are sold through better department stores, specialty gift and apparel stores and sports specialty stores.

         Emporio Armani Orologi. In 1997, the Company entered into a multi-year, worldwide license agreement with Giorgio Armani for the manufacture, distribution and sale of a line of Emporio Armani watches. These products are sold through better department stores, specialty retailers and jewelry stores at retail prices generally ranging from $125 to $500.

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

         Licensed Watches. The Company has entered into a number of licensing agreements for the sale of collectible watches under the Company's brands. Under these agreements, the Company designs, manufactures and markets the goods bearing the trademarks, trade names and logos of various entities through major department stores within the Company's channels of distribution. Sales of collectible watches in 1997 included the NFL, Star Wars, the Beatles, Felix the Cat, James Bond, Mickey & Co. and I Love Lucy.

Fashion Accessories

         In order to leverage the Company's design and marketing expertise and its close relationships with its principal retail customers, the Company has developed a line of sunglasses, men's and women's small leather goods, men's and women's belts, and handbags under the FOSSIL brand and leather goods under the RELIC brand. The Company currently sells its sunglasses, small leather goods, belts and handbags through a number of its existing major department store and specialty retail store customers. These fashion accessories are typically sold in locations adjacent to watch departments, which may lead to purchases by persons who are familiar with the Company's FOSSIL watches. Sales of the Company's accessory lines for fiscal years 1997, 1996 and 1995 accounted for 26.4%, 26.5% and 15.2%, respectively of the Company's total sales.

         Sunglasses. In 1995, the Company introduced a line of sunglasses sold under the FOSSIL brand name. The FOSSIL Sunwear collection offers designs for both men and women. The sunglass line features optical quality lenses in both plastic and metal frames, with classic and fashion retro styling as found with other FOSSIL products. Suggested retail prices for the Company's sunglasses generally range from $28 to $75 with an average price of $40.

         Small  Leather  Goods  and  Belts.   In  1992,  the Company  introduced
a  line  of  small  leather  goods  and  belts  for  ladies  sold  under  the
FOSSIL brand name.  In  July 1993,  the  Company  introduced  a  line  of small
leather  goods   for   men  under  the  FOSSIL  brand  name and  expanded  the
men's  line  to  include  belts  in  April  1994.  These  small   leather  goods
are  made  of  fine  leathers  and  include  items  such  as   mini-bags, coin
purses, key  chains  and  wallets.  Retail  prices  for  the  Company's   small
leather goods generally range from $15 to $70, with an average price of $40. Retail prices for the Company's men's and women's belts generally range from $20 to $45 with an average price of $30.

         Handbags. In 1996, the Company introduced a new line of FOSSIL handbags. The Company's handbags are made of a variety of fine leathers and other materials. Classic styles and a variety of creative designs. Retail prices generally range from $35 to $170 with an average price of $100.

Licensed Products

         In order to complement the Company's existing line of products and to increase consumer awareness of the FOSSIL brand, the Company has entered into various licensing agreements for other categories of fashion accessories and apparel. These license agreements provide for the payment of royalties based on a percentage of net sales and are subject to certain guaranteed minimum royalties.

         Men's Underwear and Lounge Wear. The Company entered into a multi-year license agreement for the manufacture, marketing and sale of men's underwear, sleepwear and lounge wear in the United States under the FOSSIL brand. This product line was introduced in December 1997 and is available at better department stores and specialty retailers in the United States.

         Apparel. The Company also entered into a multi-year license agreement for the manufacture, marketing and sale of various apparel items in Japan under the FOSSIL brand. These products are scheduled to be introduced in 1998 and include casual shirts, knit tops, pants, jackets and related separates for everyday wear.

Future Products

         The Company entered into a multi-year license agreement for the manufacture, marketing and sale of outerwear in the United States under the FOSSIL brand. This line is currently scheduled to be introduced in 1999. In addition, the Company may expand its product offerings in the future to include other accessory or apparel lines that would complement its existing products.

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

Manufacturing

         The Company's products are manufactured to its specifications by independent contractors and by companies in which the Company holds a majority interest. Substantially all of the Company's watches are manufactured by approximately 19 factories located primarily in Hong Kong, and to a lesser extent in Japan and the United States Virgin Islands. Newtime, Ltd. ("Newtime"), a Hong Kong corporation, and Amazing Time, Ltd. ("Amazing Time"), a Hong Kong corporation are indirect wholly owned subsidiaries of the Company. In addition, the Company holds a majority interest in Pulse Time Center Company, Ltd. ("Pulse Time"), a Hong Kong corporation, and Trylink International Ltd. ("Trylink"), a Hong Kong corporation. During fiscal year 1997, approximately 19.5% of the Company's watches were manufactured by Pulse Time; 15.6% by Amazing Time; approximately 15.6% by Trylink and 25.3% by Newtime. In addition, one other factory accounted for more than 10% of the Company's watch supplies in 1997.

         The Company's sunglasses are manufactured by approximately 18 factories located in China, Hong Kong, Italy, Japan, Korea and Taiwan. The Company's leather products are manufactured by approximately 23 factories located in Hong Kong, Italy, Korea, the Philippines, Taiwan, Turkey and the United States. Except for its interest in Pulse Time, Amazing Time, Trylink and Newtime, the Company does not own or operate any manufacturing facilities. The Company does not have long-term contracts with any of its manufacturing sources. All transactions between the Company and its manufacturing sources are conducted on the basis of purchase orders.

         The principal components used in the manufacture of the Company's watches are cases, crystals, dials, movements and straps. These components are obtained by the Company's manufacturing sources from a large number of suppliers located principally in Hong Kong, Japan, China, Taiwan, Italy and Korea. The majority of the movements used in the manufacture of the Company's watches are
supplied  by  two  principal  vendors.   No  other  single  component  supplier
accounted for more than 10% of component supplies in 1997.

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

         The Company believes that its policy of outsourcing products allows it to achieve increased production flexibility while avoiding significant capital expenditures, build-ups of work-in-process inventory and the costs of managing a substantial production work force. The Company believes that it has established and maintains close relationships with a number of watch manufacturers located in Hong Kong and Japan. In 1997, four separate watch manufacturers in which the
Company   holds   a   majority   interest,   each   accounted   for   10%  or
more  of  the  Company's   watch   supplies.  The  loss  of  any  one  of  these
manufacturers  could   temporarily   disrupt   shipments   of   certain   of
the Company's watches. However, as a result of the number of suppliers from which the Company purchases its watches, the Company believes that it could arrange for the shipment of goods from alternative sources within approximately 30 days on terms that are not materially different from those currently available to the Company. Accordingly, the Company does not believe that the loss of any single supplier, including Pulse Time, Amazing Time, Trylink or Newtime would have a material adverse effect on the Company's business. In general, however, the future success of the Company will depend upon its ability to maintain close relationships with its current suppliers and to develop long-term relationships with other suppliers that satisfy the Company's requirements for price and production flexibility.

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

Quality Control

         The Company's quality control program attempts to ensure that its products meet the standards established by its design staff. Samples of products are inspected by the Company prior to the placement of orders with manufacturing sources to ensure compliance with its specifications. The operations of the Company's manufacturing sources located in Hong Kong are monitored on a periodic basis by Fossil East. Substantially all of the Company's watches and certain of its other accessories are inspected by personnel of Fossil East or by the manufacturer prior to shipment to the Company. In addition, the Company performs quality control checks on its products upon receipt at the Company's facility.

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

         The Company participates in cooperative advertising programs with its major retail customers, whereby it shares the cost of certain of their advertising and promotional expenses. An important aspect of the marketing process involves the use of in-store visual support and other merchandising materials, including packages, signs, posters and fixtures. Through the use of these materials, the Company attempts to differentiate the space used to sell its products from other areas of its customers' stores. In addition, the Company frequently offers promotional gifts, such as T-shirts and caps, to consumers who purchase its products. The Company also provides its customers with a large number of preprinted, customized advertising inserts and from time to time stages promotional events designed to focus public attention on its products.

         In 1994, the Company introduced the Fossil Collectors Club. Club members receive a special limited edition watch, T-shirt and official Club membership card. Newsletters are produced quarterly to inform members of new product launches and to provide information to members about FOSSIL collectibles, trivia and upcoming store events. In 1995, the Fossil Collectors Club was successfully launched in certain international markets as well.

         The Company advertises, markets and promotes its products to potential consumers through a variety of media, including catalog inserts, billboards and print media. The Company has advertised from time to time with billboards and other outdoor advertisements including bus panels in major metropolitan areas. The Company also periodically advertises in national fashion magazines such as GQ and Glamour, as well as in trade publications such as Women's Wear Daily and Daily News Record.

Sales and Customers

         The Company sells its products in approximately 15,000 retail locations in the United States through a diversified distribution network that includes department stores and other major retailers, as well as specialty retail stores. The Company also sells its product in retail stores operated by Fossil located at retail malls in the United States and sells certain of its products in Fossil outlet stores located at selected outlet centers throughout the United States. The Company also sells its products at retail locations in major airports in the United States, on cruise ships and in FOSSIL retail stores and
kiosks in certain international   markets.  In   addition,  the Company
from time to time sells its products to certain off-price retailers in order to manage current product offerings and inventory levels. The Company does not have long-term contracts with any of its retail customers. All transactions between the Company and its retail customers are conducted on the basis of purchase orders, which generally require payment of amounts due to the Company on a net 30-day basis.

         For fiscal years 1997, 1996 and 1995, domestic department stores accounted for 45.2%, 46.6% and 40.5% of the Company's net sales, respectively. In addition, in the same periods, the Company's ten largest customers represented approximately 45.0%, 47.0% and 46.0% of net sales, respectively. For fiscal year 1996, Dillard's Department Stores accounted for 10% of the Company's net sales. No other customer accounted for more than 10% of the Company's net sales in fiscal years 1997, 1996 and 1995. Certain of the Company's customers are under common ownership. Sales to the department store group under
common  ownership   by   Federated   Department   Stores   accounted   for
approximately  10.8%,  11.1%   and   11.8%   of   the   Company's   net   sales
in   fiscal   years   1997,   1996   and   1995,   respectively.    No   other
customer, when considered as a group under common ownership, accounted for more than 10% of the Company's net sales in fiscal years 1997, 1996 and 1995.

         Sales by the Company to off-price retailers accounted for approximately 1.0%, 2.7% and 2.2% of its net sales during fiscal years 1997, 1996 and 1995, respectively. Off-price retailers include those customers to whom the Company makes periodic or occasional sales of products at reduced prices. A majority of the products sold to off-price retailers consist of watch styles that the Company has eliminated or proposes to eliminate from its current product lines.

         In 1995, the Company commenced operations of Fossil outlet stores at selected outlet centers throughout the United States. The Company operated 27 outlet stores at the end of fiscal year 1997. These stores, which operate under the FOSSIL name, carry some of the product that previously were sold by the Company to off-priced retailers. The Company's products in such stores are generally sold at discounts from 25% to 50% off the suggested retail price.

         In 1996, the Company commenced operations of full priced Fossil retail stores at some of the most prestigious retail malls in the United States. In 1997, the Company opened an additional three retail stores at the Galleria (Houston, Texas), The Mall of America (Minneapolis, Minnesota), and Tuttle Crossing (Columbus, Ohio). These stores, which operate under the FOSSIL name, carry a full assortment of FOSSIL merchandise which is generally sold at the suggested retail price.

         In November 1995, the Company began offering various products for sale to consumers through America Onlines's Market Place. The Company currently offers product through a "storefront" on America Online that is connected to the Company's website. These products include selected FOSSIL watches, sunglasses and leather goods, as well as NFL and NBA licensed watches. In November 1996, the Company established its own website at www.fossil.com. In addition to offering selected FOSSIL products, the Company also provides Company news and information, product annoucements and promotional contests on the website.

         The Company historically has relied on in-house sales personnel, instead of the independent sales representatives more typical in the industry. The Company utilizes independent sales representatives, however, to help develop the market for the FSL watch line into sports specialty stores and to expand the distribution of RELIC watches to selected retailers and to promote the sale of the Company's leather goods to certain specialty retailers. As of the end of fiscal year 1997, the Company had 72 in-house sales and customer service employees and 58 independent sales representatives. The Company's in-house sales personnel receive a salary and, in some cases, a commission based on a percentage of gross sales attributable to specified accounts. Independent sales representatives generally do not sell competing product lines and are under contracts with the Company that are generally terminable by either party upon 30 days' prior notice. These independent contractors are compensated on a commission basis.

         The Company's products are sold in over 70 countries through foreign subsidiaries in which Fossil has an interest and through a network of approximately 50 independent distributors operating in South and Central America, the Carribean, Canada, the Far East, Australia and the Middle East. Foreign distributors generally purchase products at uniform prices established by the Company for all international sales and resell them to department stores and specialty retail stores. The Company generally receives payment from its foreign distributors in United States currency. In May 1993, the Company formed Fossil B.V. which established Fossil GmbH to market and resell the Company's products throughout Europe. Fossil GmbH resells the Company's products directly to department stores or other retailers, and in certain countries, Fossil GmbH also offers the Company's products through independent distributors. In 1994, Fossil B.V. established Fossil Italy to market and sell the Company's products in Italy. In 1995, Fossil B.V. established Fossil France and Fossil U.K. to market and sell the Company's products in France and England, respectively. During 1997, the Company appointed an independent distributor in the United
Kingdom and discontiued operations through Fossil UK. In 1996, Fossil B.V. established Fossil Spain to market and sell the Company's products in Spain. In April 1996, the Company acquired an 81% interest in Fossil Japan which acts as the sole distributor of the Company's products in Japan. During the fiscal years 1997, 1996 and 1995, international and export sales accounted for 31%, 30% and 32% of net sales, respectively.

         During the past several years, the retail industry has undergone significant consolidation. As a result of these developments, department stores and other major retailers have generally become more dependent on the resources and market expertise of their suppliers. The Company believes that this dependence has created opportunities for suppliers that provide superior service to their retail customers and are able to manage the retail sales process effectively. In order to take advantage of the opportunities presented by this increasing dependence, the Company has developed an approach to managing the retail sales process that involves monitoring its customers' sales and inventories by product category and style and assisting in the conception, development and implementation of their marketing programs. For example, the Company reviews weekly selling reports prepared by certain of its principal customers and has established an active electronic data interchange program with certain of its customers. The Company also places significant emphasis on the establishment of cooperative advertising programs with its major retail customers. The Company believes that its management of the retail sales process has resulted in close relationships with its principal customers, often allowing it to influence the mix, quantity and timing of their purchasing decisions.

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

         The  Company   permits  the  return  of  damaged  or   defective
products.   In addition,  although  it  has  no  obligation  to  do so, the
Company accepts limited amounts of product returns from its customers in certain other instances. Accordingly, the Company provides allowances for the estimated amount of product returns. The allowances for product returns at for the fiscal years 1997, 1996 and 1995 were $10,576,000, $8,854,000 and
$9,034,000, respectively. Since 1990, the Company has not experienced any returns in excess of the aggregate allowances therefor.

Backlog

         For fiscal year 1997, the Company had unfilled customer orders of approximately $16,223,000 compared to $15,852,000 and $14,340,000 for fiscal years 1996 and 1995, respectively. It is the practice of a substantial number of
the   Company's   customers   not   to   confirm    orders   by  delivering
a   formal   purchase   order   until   a   relatively   short   time   prior to
the   shipment   of   goods.  As  a  result, the  amounts shown above include
confirmed orders and orders that the Company believes will be confirmed by delivery of a formal purchase order. A majority of such amounts represent orders that have been confirmed. The remainder of such amounts represent orders that the Company believes, based on industry practice and prior experience, will be confirmed in the ordinary course of business. The Company's backlog at a particular time is affected by a number of factors, including seasonality and the scheduling of the manufacture and shipment of products. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. In addition, the increased use and reliance on the electronic data interchange program in recent years has contributed to the decline in backlog in comparison to prior years.

Distribution

         Upon completion of manufacturing, the Company's products are shipped to its warehousing and distribution centers in Richardson, Texas, Italy, Japan and Germany from which they are shipped to customers in their respective markets. In 1994, the Company consolidated its United States warehouse and distribution facilities into a single facility which enhances the Company's inventory management and distribution capabilities. In July 1997, the Company completed construction of an additional warehouse and distribution facility adjacent to its existing facility.

         On March 12, 1997, the Dallas/Fort Worth International Airport Board filed an application for authority to establish special purpose subzone status at the Company's warehouse/distribution facilities in Richardson, Texas. The establishment of the special purpose subzone was approved by the United States Department of Commerce Foreign Trade Zone Board on December 3, 1997. As a result of the establishment of the subzone, the Company enjoys certain economic and operational advantages: (i) the Company may not have to pay duty on imported merchandise until it leaves the subzone and enters the United States market,
(ii) the Company may not pay any United States duty on merchandise if the imported merchandise is subsequently re-exported, and (iii) the Company may not pay local property tax on inventory located within the subzone.

         The Company maintains inventory control systems at its facilities which enable it to track each item of merchandise from receipt to ultimate sale. A significant number of products sold by the Company are pre-ticketed and bar coded prior to shipment to its retail customers. The Company believes that its distribution capabilities enable it to reduce inventory risk and increase its flexibility in responding to the delivery requirements of its customers.

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

Governmental Regulations

         Imports and Import Restrictions. The vast majority of the Company's products are manufactured overseas in China, Hong Kong, Italy, Japan, Korea, the Philippines, Taiwan and Turkey. The Company's arrangements with its manufacturing sources are subject to the risks of doing business abroad.

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

         In addition to the foregoing factors, the Company's import operations may be adversely affected by political instability, foreign governmental regulation, fluctuations in exchange rates and changes in economic conditions in countries in which the Company's manufacturing sources are located, any of which could result in the disruption of trade from exporting countries. The potential effect of these factors on the Company may be heightened as a result of the fact that substantially all of the Company's products are manufactured in, or sourced from, Hong Kong, over which China resumed sovereignty in 1997. The Company cannot predict the effect, if any, this event will have on its operations in Hong Kong and there can be no assurances that Hong Kong will not experience political, economic or social disruption as a result of the resumption of Chinese sovereignty.

         General. The Company's sunglass products are subject to regulation by the United States Food and Drug Administration as medical devices. The Company does not believe that compliance with such regulations is material to its operations. In addition, the Company is subject to various state and federal regulations generally applicable to similar businesses.

Trademarks

         The Company has registered the FOSSIL and RELIC trademarks for use on the Company's watches, leather goods and other fashion accessories, and has applied for registration of the FSL trademark for use on the Company's watches and other accessories in the United States. The Company has also registered or applied for the registration of certain other marks used by the Company in conjunction with the sale and marketing of its products and services. In addition, the Company has registered certain of its trademarks, including
FOSSIL, RELIC and FSL, in certain foreign countries, including a number of countries located in Europe, the Far East, the Middle East, South America and Central America. The Company also has certain trade dress rights in, and has applied for registration of, the distinctive rectangular tins in which the Company packages the majority of its Fossil watch products. The Company regards its trademarks and trade dress as valuable assets and believes that they have significant value in the marketing of its products. The Company intends to protect its trademarks and trade dress rights vigorously against infringement.

Competition

     There is intense competition in each of the businesses in which the Company competes. The Company's watch business competes with a number of established manufacturers, importers and distributors such as Guess? Anne Klein II and Swatch. In addition, the Company's leather goods and sunglass businesses compete with a large number of established companies that have significantly greater experience than the Company in designing, developing, marketing and distributing such products. In all its businesses, the Company competes with numerous manufacturers, importers and distributors who have significantly greater financial, distribution, advertising and marketing resources than the Company. The Company's competitors include distributors that import watches and accessories from abroad, domestic companies that have established foreign manufacturing relationships and companies that produce accessories domestically.

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

Employees

         As the end of fiscal year 1997, the Company (excluding the Company's foreign subsidiaries) had 472 full-time employees, including 65 in executive or managerial positions, and the balance in design, advertising, sales, quality control, distribution, clerical and other office positions. Also included in this amount are 62 full-time employees of Fossil Stores I, Inc. and 15 full-time employees of Fossil Stores II, Inc. As the end of fiscal year 1997, Fossil East had 55 full-time employees, including 12 in managerial positions and the balance in sampling, quality control, clerical and other office positions. As the end of fiscal year 1997, Fossil GmbH had 132 full time-employees, including 5 in managerial positions and the balance in sampling, quality control, clerical and other office positions. As the end of fiscal year 1997, Fossil Japan had 26 full time-employees, including 3 in managerial positions and the balance in sampling, quality control, clerical and other office positions. As the end of fiscal year 1997, Fossil Italy had 29 full-time employees, Fossil France had one full-time employee and Fossil Spain had seven full-time employees.

         The Company has not entered into any collective bargaining agreements with its employees. The Company believes that its relations with its employees are generally good.

Item 2. Properties

         In July 1994, the Company completed construction of its new corporate headquarters located in a 150,000 square foot facility in Richardson, Texas. In July 1997, the Company completed construction of a new 138,000 square foot distribution center located on land immediately adjacent to its headquarters. These facilities contain the general office, warehousing and distribution functions of the Company and are located on approximately 20 acres of land. The Company owns both facilities and the land on which each is located.

     As the end of fiscal year 1997, the Company had entered into six lease agreements for retail space at prime locations in the United States for the sale of its full assortment of products. The leases, including renewal options, expire at various times from 2005 to 2010 and provide for minimum annual rentals above specified net sales amounts and for the payment of additional rent based on a percentage of sales ranging from 6% to 8%. The Company is also required to pay its pro rata share of the common area maintenance costs at each retail mall, including, real estate taxes, insurance, maintenance expenses and utilities.

     The Company also leases retail space at selected outlet centers throughout the United States for the sale of its products. As the end of fiscal year 1997, the Company had entered into 27 such leases. The leases, including renewal
options,  expire   at   various    times   from   2005 to 2010,    and  provide
for  minimum  annual   rentals  and  for  the  payment  of  additional   rent
based   on   a   percentage   of   sales   above
specified net sales amounts ranging from 4% to 6%. The Company is also required to pay its pro rata share of the common area maintenance costs at each outlet center, including, real estate taxes, insurance, maintenance expenses and utilities. The Company also leases showrooms in Atlanta, Chicago, Los Angeles and New York City, which are used to display the Company's products to its retail customers.

         Fossil East leases approximately 37,600 square feet of office, warehouse and assembly space in Hong Kong pursuant to a lease agreement that expires in December 1999. Fossil GmbH leases approximately 12,000 square feet of office and warehouse space in Erlstatt, Germany pursuant to a lease agreement that expires in 2002. Fossil Italy leases approximately 2,800 square feet of office space in Vicenza, Italy and an additional 3,100 square feet of warehouse and storage space. Fossil Japan also leases warehouse and office space in Tokyo, Japan. The Company believes that its existing facilities are well maintained, in good operating condition and adequate for its current needs.

Item 3. Legal Proceedings

         There are no legal proceedings to which the Company is a party or to which its properties are subject, other than routine litigation incident to the Company's business which is not material to the Company's consolidated financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year 1997.

                                     PART II

Item 5.Market for the Registrant's Common Equity and Related Stockholder Matters

         The Company's Common Stock is listed on the Nasdaq National Market System under the symbol "FOSL." Quotation of the Company's Common Stock began on the Nasdaq National Market on April 8, 1993.

         The following table sets forth the range of quarterly high and low sales prices per share of the Company's Common Stock on the Nasdaq National Market for the fiscal years ended January 3, 1998 and December 31, 1996 as adjusted to reflect a three for two stock split (the "3 for 2 Stock Dividend") of the Company's Common Stock effected as a fifty percent (50%) stock dividend declared on March 4, 1998, payable on April 8, 1998 to all stockholders of record on March 25, 1998. Such adjusted prices have been rounded to the nearest trading fraction on the Nasdaq National Market.

                                                High                 Low
Fiscal year beginning January 1, 1997:

     First Quarter                            $ 9 3/4               $ 7
     Second Quarter                            11 7/8                 8 1/4
     Third Quarter                             15 1/2                11
     Fourth Quarter                            17 7/8                11

Fiscal year beginning January 1, 1996:

     First Quarter                            $ 7 1/2               $ 4 1/2
     Second Quarter                            10 7/8                 6 1/2
     Third Quarter                              9 3/4                 4 7/8
     Fourth Quarter                            10 1/2                 7 5/8


         As  of  March,  31,  1998,  the  Company   estimates  that  there  were
approximately   1,800   beneficial  owners  of  the  Company's  Common  Stock,
represented by approximately 120 holders of record.

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

         The Company declared the 3 for 2 Stock Dividend on March 4, 1998, effected as a fifty percent (50%) stock dividend payable on April 8, 1998 to all stockholders of record on March 25, 1998.

     During fiscal year 1995, the Company made principal payments in the amount of $1,000,000 under promissory notes (the "Notes") in the principal amount of $10,910,000 issued prior to the date of the Offering to Messrs. Tom Kartsotis, Kosta Kartsotis and Alan D. Moore, a former director of the

Company.  The   Company  used  a  portion of the  proceeds  of the  Offering to repay $8,910,000 principal amount of the Notes. The Company did not make any other such payments or distributions in fiscal years 1997 and 1996.

         Recent Sales of Unregistered Securities. Effective as of February 1, 1997, Fossil B.V. entered into an agreement to purchase all of the issued and outstanding common stock of Fossil Italia from the minority stockholders in exchange for the issuance of 128,109 shares of Common Stock of the Company, without giving effect to the 3 for 2 Stock Dividend. Such securities were not registered under the Securities Act of 1933, as amended, in reliance on the exemption from registration provided under Section 4(2) thereof.

Item 6.  Selected Financial Data

     The   information   appearing  under   "Selected   Consolidated   Financial
Highlights" in the Fossil, Inc. 1997 Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information appearing under "Management's Discussion" in the Fossil, Inc. 1997 Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

         The information appearing under "Management's Discussion" in the Fossil, Inc. 1997 Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplemental Data

         The information appearing under "Financial Information" in the Fossil, Inc. 1997 Annual Report is incorporated herein by reference.

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

                                     PART IV

Item 14.  Exhibits, Financial Statements Schedules and Reports on Form 8-K

         (a)  Documents filed as part of Report.

         1.  Financial Statements:

         The Financial Statements appearing under "Financial Information" in the Fossil, Inc. 1997 Annual Report are incorporated herein by reference.

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

10.1 (2) Fossil, Inc. 1993 Nonemployee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.1 of the Company's Registration Statement of Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).

10.2 (2)          Fossil, Inc.  1993  Long-Term   Incentive  Plan (incorporated
                  herein by reference to Exhibit 10.2 of the Company's Registration Statement of Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).

10.3 (2) Fossil, Inc. 1993 Savings and Retirement Plan (incorporated herein by reference to Exhibit 10.3 of the Company's Registration Statement of Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).

10.4 (2) Description of Bonus Program (incorporated herein by reference to Exhibit 10.4 of the Company's Registration Statement of Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).

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

10.12 Indemnity Agreement dated as of August 31, 1994 from Fossil Partners, L.P. and Fossil, Inc. to First Interstate Bank of Texas, N.A.(incorporated by reference to Exhibit 10.8 of the Company's Report on Form 10-Q for the quarterly period ended September 30, 1994).

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

10.16 Services and Operations Agreement by and between Fossil Partners, L.P. and Fossil New York,Inc. dated October 1, 1994 (incorporated by reference to Exhibit 10.34 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.17 Overhead Allocation Agreement by and between Fossil Partners, L.P. and Fossil Stores I, Inc. dated December 1, 1994 (incorporated by reference to Exhibit 10.35 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.18             Second  Amended  and  Restated Loan Agreement entered into on
                  May 2, 1995 by and between First Interstate Bank of Texas, N.A., Fossil Partners,L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil New York, Inc. and Fossil Stores I, Inc. (without exhibits) (incorporated by reference to Exhibit
                  10.1 of the Company's Report on Form 10-Q for the quarterly period ended June 30, 1995).

10.19 Third Amended and Restated Master Revolving Credit Note dated April 30, 1995, in the stated principal amount of $25,000,000 executed by Fossil Partners, L.P. and payable to the order of First Interstate Bank of Texas, N.A. (incorporated by reference to Exhibit 10.2 of the Company's Report on Form 10-Q for the quarterly period ended June 30, 1995).

10.20 Stock Pledge Agreement entered into on May 2, 1995 by and between Fossil, Inc. and First Interstate Bank of Texas, N.A. (incorporated by reference to Exhibit 10.3 of the Company's Report on Form 10-Q for the quarterly period ended June 30, 1995).

10.21 Joint Development Agreement entered into on December 25, 1995 by and between Fossil, Inc., Seiko Instruments, Inc, and Time Tech, Inc. (incorporated by reference to Exhibit 10.43 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

10.22 First Amendment to Second Amended and Restated Loan Agreement by and between First Interstate Bank of Texas, N.A. and Fossil
                  Partners,   L.P.,  Fossil,  Inc., Fossil  Intermediate, Inc.,
                  Fossil Trust, Fossil New York, Inc. and Fossil Stores I, Inc. dated as of March 27, 1996 (incorporated by reference
                  to   Exhibit   10.2  of the  Company's  Report  on Form  10-Q
                  for the quarterly period ended March 31, 1996).

10.23 Second Amendment to Second Amended and Restated Loan Agreement by and between First Interstate Bank of Texas, N.A. and Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil New York, Inc., Fossil Stores I, Inc. and Fossil Stores II, Inc. dated as of May 3, 1996 (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the quarterly period ended June 30, 1996).

10.24 Stock Purchase Agreement by and between Franz Scheurl and Fossil, Inc. dated October 1, 1996.

10.25 (2)         Letter  Agreement  dated  October 4, 1995 between Fossil, Inc.
                  and Mark D. Quick.

10.26 (1)         Third Amendment to Second Amended and Restated Loan Agreement
                  dated   September 11, 1996,  by  and  among  Wells Fargo Bank
                  (Texas), National Association, a national banking association formerly known as First Interstate Bank of Texas, N.A.,
                  Fossil Partners,  L.P.,  Fossil,  Inc.,  Fossil Intermediate,
                  Inc.,  Fossil Trust,  Fossil New York, Inc., Fossil  Stores I,
                  Inc.,  and Fossil Stores II, Inc. (without exhibits).

10.27 Stock Purchase Agreement dated February 1, 1997, by and between Bluewhale Holding S.a., and Fossil Europe B.V. (incorporated by reference to Exhibit 10.1 of the Company's
                  Report  on  Form  10-Q  for  the   transition   period  from
                  January 1, 1997 to April 5, 1997).

10.28 Fourth Amendment to Second Amended and Restated Loan Agreement dated April 2, 1997, by and among Wells Fargo Bank (Texas), National Association, a national banking association formerly known as First Interstate Bank of Texas, N.A., Fossil
                  Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil New York, Inc., Fossil Stores I, Inc., and Fossil Stores II, Inc. (without exhibits)(incorporated by reference to Exhibit 10.2 of the Company's Report on Form 10-Q
                  for   the   transition   period   from   January 1, 1997   to
                  April 5, 1997).

10.29 Fifth Amendment to Second Amended and Restated Loan Agreement dated June 1997, by and among Wells Fargo Bank (Texas), National Association, a national banking association formerly known as First Interstate Bank of Texas, N.A., Fossil
                  Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil New York, Inc., Fossil Stores I, Inc., and Fossil Stores II, Inc. (without exhibits) (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the quarterly period ended July 5, 1997).

13(1)             Fossil, Inc. 1997 Annual Report to Stockholders.

21.1(1)           Subsidiaries of Fossil, Inc.

23.1(1)           Consent of Independent Auditors.

27(1)             Financial Data Schedule.

         (1)      Filed herewith.

         (2)      Management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K

         The Company did not file any report on Form 8-K during the last quarter of the period covered by this Report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of
Richardson, State of Texas, on April   1  , 1998.


                                  FOSSIL, INC.



                                  /s/ Tom Kartsotis
                                  ----------------------------------------------
                                  Tom Kartsotis, Chairman of the Board and
                                  Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                              Capacity                  Date


/s/ Tom Kartsotis
---------------------------      Chairman of the Board,          April  1 , 1998
Tom Kartsotis                    Chief Executive Officer
                                 and Director
                                 (Principal Executive Officer)



/s/ Kosta N. Kartsotis           President and Chief Operating   April  1 , 1998
---------------------------      Officer and Director
Kosta N. Kartsotis




/s/ Randy S. Kercho              Executive Vice President,       April  1 , 1998
---------------------------      Chief Financial Officer and
Randy S. Kercho                  Treasurer
                                 (Principal Financial and
                                   Accounting Officer)



/s/ Michael W. Barnes            Executive Vice President        April  1 , 1998
---------------------------      and Director
Michael W. Barnes



/s/ Jal S. Shroff                Director                        April  1 , 1998
---------------------------
Jal S. Shroff



/s/ Kenneth W. Anderson          Director                        April  1 , 1998
---------------------------
Kenneth W. Anderson



/s/ Alan J. Gold                 Director                        April  1 , 1998
---------------------------
Alan J. Gold



/s/ Donald J. Stone              Director                        April  1 , 1998
---------------------------
Donald J. Stone

INDEPENDENT AUDITORS REPORT

To the Board of Directors of Fossil, Inc.:

We have audited the consolidated financial statements of Fossil, Inc. and subsidiaries as of January 3, 1998 and December 31, 1996 and for each of the three years in the period ended January 3, 1998 and have issued our report thereon dated February 19, 1998 (except for the first paragraph of Note 10 which is as of March 4, 1998), which report expressed an unqualified opinion; such consolidated financial statements and report are included in your 1997 Annual Report to Stockholders and are incorporated herein by reference. Our audit also included the consolidated financial statement schedule of Fossil, Inc. and subsidiaries listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Dallas, Texas
February 19, 1998

                                                                                                        SCHEDULE II

                                           FOSSIL, INC. AND SUBSIDIARIES
                                         VALUATION AND QUALIFYING ACCOUNTS

                                         Fiscal Years 1995, 1996, and 1997



                                                                Additions
                                                                 Charged
                                            Balance at        (Credited) to    Deductions Actual
                                          Beginning of          Costs and         Returns or         Balance at End of
Classification                                Period            Expenses           Writeoffs               Period
--------------                            ------------        --------------   ------------------    -----------------

Fiscal Year 1995:

   Accounts receivable allowances:

      Sales returns                       8,137,195           14,536,232        (13,639,303)           9,034,124

      Bad debts                           2,050,886            1,389,980           (584,800)           2,856,066

      Cash discounts                         85,232              115,507            (94,621)             106,118

   Inventory in transit for
     estimated customer                 (4,277,578)           (8,074,296)          7,524,874         (4,827,000)
      returns



Fiscal Year 1996:

   Accounts receivable allowances:

      Sales returns                       9,034,124            12,524,626       (12,704,297)           8,854,453

      Bad debts                           2,856,066             2,103,499          (667,419)           4,292,146

      Cash discounts                        106,118               218,500          (110,747)             213,871

   Inventory in transit for
     estimated customer                  (4,827,000)          (6,330,967)          6,694,021         (4,463,946)
      returns



Fiscal Year 1997:

   Accounts receivable allowances:

      Sales returns                        8,854,453           17,399,057       (15,677,328)          10,576,181

      Bad debts                            4,292,146            2,024,647        (1,616,962)           4,699,831

      Cash discounts                         213,871              204,448          (229,722)             188,597

   Inventory in transit for
     estimated customer                  (4,463,946)          (9,715,573)          8,484,687         (5,694,831)
      returns


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

10.1 (2) Fossil, Inc. 1993 Nonemployee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.1 of the Company's Registration Statement of Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).

10.2 (2) Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company's
                  Registration  Statement  of  Form S-1,   registration  no.
                  33-45357,  filed with the Securities and Exchange Commission).

10.3 (2) Fossil, Inc. 1993 Savings and Retirement Plan (incorporated herein by reference to Exhibit 10.3 of the Company's Registration Statement of Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).

10.4 (2) Description of Bonus Program (incorporated herein by reference to Exhibit 10.4 of the Company's Registration Statement of
                  Form S-1,   registration   no.   33-45357,   filed  with  the
                  Securities and Exchange Commission).

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

10.15 Overhead Allocation Agreement by and between Fossil Partners, L.P. and Fossil New York, Inc. dated October 1, 1994 (incorporated by reference to Exhibit 10.33 of the Company's
                  Annual   Report   on   Form   10-K   for   the   year   ended
                  December 31, 1994).

10.16 Services and Operations Agreement by and between Fossil Partners, L.P. and Fossil New York,Inc. dated October 1, 1994 (incorporated by reference to Exhibit 10.34 of the Company's
                  Annual   Report   on   Form  10-K  for  the  year  ended
                  December 31, 1994).

10.17             Overhead  Allocation Agreement by and between Fossil Partners,
                  L.P.  and  Fossil  Stores I, Inc.  dated   December  1, 1994
                  (incorporated  by reference to Exhibit 10.35 of the Company's
                  Annual   Report   on   Form   10-K   for   the   year  ended
                  December 31, 1994).

10.18 Second Amended and Restated Loan Agreement entered into on May 2,1995 by and between First Interstate Bank of Texas,N.A., Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil New York, Inc. and Fossil Stores I, Inc. (without exhibits) (incorporated by reference to Exhibit
                  10.1 of the Company's Report on Form 10-Q for the quarterly period ended June 30, 1995).

10.19 Third Amended and Restated Master Revolving Credit Note dated April 30, 1995, in the stated principal amount of $25,000,000 executed by Fossil Partners, L.P. and payable to the order of First Interstate Bank of Texas, N.A. (incorporated by reference to Exhibit 10.2 of the Company's Report on Form 10-Q for the quarterly period ended June 30, 1995).

10.20 Stock Pledge Agreement entered into on May 2, 1995 by and between Fossil, Inc. and First Interstate Bank of Texas, N.A. (incorporated by reference to Exhibit 10.3 of the Company's Report on Form 10-Q for the quarterly period ended June 30, 1995).

10.21 Joint Development Agreement entered into on December 25, 1995 by and between Fossil, Inc., Seiko Instruments, Inc, and Time Tech, Inc. (incorporated by reference to Exhibit 10.43 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

10.22 First Amendment to Second Amended and Restated Loan Agreement by and between First Interstate Bank of Texas, N.A. and Fossil Partners, L.P., Fossil,Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil New York, Inc. and Fossil Stores I, Inc. dated as of March 27, 1996 (incorporated by reference
                  to  Exhibit   10.2  of  the  Company's  Report  on Form  10-Q
                  for the quarterly period ended March 31, 1996).

10.23 Second Amendment to Second Amended and Restated Loan Agreement by and between First Interstate Bank of Texas, N.A. and Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil New York, Inc., Fossil Stores I, Inc. and Fossil Stores II, Inc. dated as of May 3, 1996 (incorporated
                  by   reference  to Exhibit  10.1 of the  Company's  Report on
                  Form 10-Q for the quarterly period ended June 30, 1996).

10.24 Stock Purchase Agreement by and between Franz Scheurl and Fossil, Inc. dated October 1, 1996.

10.25 (2)         Letter  Agreement  dated  October 4, 1995 between Fossil, Inc.
                  and Mark D. Quick.

10.26 (1)         Third  Amendment to Second Amended and Restated Loan Agreement
                  dated  September 11, 1996,  by  and  among  Wells  Fargo Bank
                  (Texas),   National   Association,   a  national  banking
                  association formerly known as First Interstate Bank of Texas, N.A., Fossil Partners, L.P., Fossil,Inc., Fossil Intermediate,
                  Inc., Fossil Trust, Fossil New York, Inc., Fossil  Stores I,
                  Inc.,  and Fossil Stores II, Inc. (without exhibits).

10.27 Stock Purchase Agreement dated February 1, 1997, by and between Bluewhale Holding S.a., and Fossil Europe B.V. (incorporated by reference to Exhibit 10.1 of the Company's
                  Report  on  Form  10-Q  for  the  transition   period  from
                  January 1, 1997 to April 5, 1997).

10.28 Fourth Amendment to Second Amended and Restated Loan Agreement dated April 2, 1997, by and among Wells Fargo Bank (Texas), National Association, a national banking association formerly known as First Interstate Bank of Texas, N.A., Fossil
                  Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil New York, Inc., Fossil Stores I, Inc., and Fossil Stores II, Inc. (without exhibits) (incorporated by reference to Exhibit 10.2 of the Company's Report on Form 10-Q for the transition period from January 1, 1997 to April 5,
                  1997).

10.29 Fifth Amendment to Second Amended and Restated Loan Agreement dated June 1997, by and among Wells Fargo Bank (Texas), National Association, a national banking association formerly known as First Interstate Bank of Texas, N.A., Fossil
                  Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil New York, Inc., Fossil Stores I, Inc., and Fossil Stores II, Inc. (without exhibits) (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the quarterly period ended July 5, 1997).

13(1)             Fossil, Inc. 1997 Annual Report to Stockholders.

21.1(1)           Subsidiaries of Fossil, Inc.

23.1(1)           Consent of Independent Auditors.

27(1)             Financial Data Schedule.