Form 10-Q
period 1998-04-04
FOSSIL INC
filed 1998-05-18
CIK 883569

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: April 4, 1998

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

Yes   X    No ____

The number of shares of Registrant's common stock, outstanding as of May 15, 1998: 20,842,272.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          FOSSIL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     April 4,              January 3,
                                                                       1998                    1998
                                                                       ----                    ----
                                                                   (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                    $   25,402,979         $   21,103,581
   Accounts receivable - net                                        28,429,302             34,237,526
   Inventories                                                      53,812,268             51,382,160
   Deferred income tax benefits                                      4,605,092              4,503,749
   Prepaid expenses and other current assets                         2,276,574              2,432,282
                                                                     ---------              ---------

      Total current assets                                         114,526,215            113,659,298

Property, plant and equipment - net                                 20,761,208             21,073,333
Intangible and other assets                                          4,827,388              4,837,259
                                                                     ---------              ---------

                                                                   140,114,811          $ 139,569,890
                                                                 =============          =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                 $   3,808,940           $  7,862,145
   Accounts payable                                                 10,744,157              9,609,805
   Accrued expenses:
       Co-op advertising                                             8,051,900              8,700,696
       Compensation                                                  2,569,740              2,665,485
       Other                                                         5,172,606              8,714,067
   Income taxes payable                                              7,993,993              5,504,304
                                                                     ---------              ---------

       Total current liabilities                                    38,341,336             43,056,502

Minority interest in subsidiaries                                      975,412              1,250,405
Stockholders' equity:
   Common stock, shares issued and outstanding,
       20,475,217 and 20,308,503, respectively                         204,752                203,085
   Additional paid-in capital                                       27,208,032             26,021,255
   Retained earnings                                                75,923,158             71,257,176
   Cumulative translation adjustment                               (2,537,879)            (2,218,533)
                                                                    ----------            -----------

      Total stockholders' equity                                   100,798,063             95,262,983
                                                                   -----------             ----------

                                                                 $ 140,114,811          $ 139,569,890
                                                                 =============          =============

See notes to condensed consolidated financial statements.

                          FOSSIL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED

                                           For the 13            For the 13 1/2
                                           Weeks Ended            Weeks Ended
                                          April 4, 1998          April 5, 1997
                                          -------------          -------------
Net sales                                  $ 56,884,887           $ 47,449,712
Cost of sales                                28,984,301             24,254,354
                                             ----------             ----------
  Gross profit                               27,900,586             23,195,358

Operating expenses:
   Selling and distribution                  13,835,907             12,001,025
   General and administrative                 6,214,426              5,733,569
                                              ---------              ---------
       Total operating expenses              20,050,333             17,734,594
                                             ----------             ----------

Operating income                              7,850,253              5,460,764
Interest expense                               (57,302)              (229,550)
Other income (expense) - net                     89,031              (189,790)
                                                 ------              ---------
Income before income taxes                    7,881,982              5,041,424
Provision for income taxes                    3,216,000              2,067,000
                                              ---------              ---------
   Net income                              $  4,665,982           $  2,974,424
                                           ============           ============
   Basic earnings per share                $       0.23           $       0.15
                                           ============           ============
   Diluted earnings per share              $       0.22           $       0.15
                                           ============           ============
Weighted average shares
    outstanding:
   Basic                                     20,386,448             19,995,533
                                             ==========             ==========
   Diluted                                   21,439,596             20,405,742
                                             ==========             ==========

See notes to condensed consolidated financial statements.

                          FOSSIL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                          For the 13                For the 13 1/2
                                                                         Weeks Ended                  Weeks Ended
                                                                           April 4,                     April 5,
                                                                             1998                         1997
                                                                             ----                         ----
Operating activities:
   Net income                                                            $ 4,665,982                   $ 2,974,424
   Noncash item affecting net income:
       Minority interest in subsidiaries                                    (21,147)                        69,045
       Depreciation and amortization                                         794,352                       716,250
       Increase in allowance for doubtful accounts                         1,024,977                        78,792
       Decrease in allowance for returns -
          net of related inventory in transit                              (157,950)                     (503,478)
       Deferred income tax benefits                                        (101,343)                        60,619
   Cash from changes in assets and liabilities:
       Accounts receivable                                                 5,361,412                     2,853,218
       Inventories                                                       (2,850,323)                     (462,612)
       Prepaid expenses and other current assets                             155,708                        45,810
       Accounts payable                                                      951,284                   (2,740,040)
       Accrued expenses                                                  (4,286,002)                   (3,957,590)
       Income taxes payable                                                2,489,689                     1,877,118
                                                                           ---------                     ---------

           Net cash from operations                                        8,026,639                     1,011,556

Investing activities:
   Net assets acquired in business combination/consolidation,
      net of cash received                                                         -                     (931,088)
   Additions to property, plant and equipment                              (479,301)                   (1,039,644)
   Increase in intangible and other assets                                  (50,502)                     (235,786)
                                                                            --------                     ---------

          Net cash used in investing activities                            (529,803)                   (2,206,518)

Financing activities:
   Issuance of common stock                                                1,188,444                     1,256,348
   Decrease in minority interests in subsidiaries                          (253,846)                     (294,297)
   Repayments in notes payable-affiliates                                          -                     (120,408)
   (Repayments) increase in notes payable-banks                          (4,053,205)                     1,070,925
                                                                         -----------                     ---------

         Net cash (used in) from financing activities                    (3,118,607)                     1,912,568

Effect of exchange rate changes on cash and cash equivalents                (78,831)                     (338,176)
                                                                            --------                     ---------
Net increase in cash and cash equivalents                                  4,299,398                       379,430

Cash and cash equivalents:
   Beginning of period                                                    21,103,581                    11,981,246
                                                                          ----------                    ----------

   End of period                                                        $ 25,402,979                  $ 12,360,676
                                                                        ============                  ============


See notes to condensed consolidated financial statements.

                          FOSSIL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

1.     FINANCIAL STATEMENT POLICIES

Basis of Presentation. The condensed consolidated financial statements include the accounts of Fossil, Inc., a Delaware corporation, and its majority-owned subsidiaries (the "Company"). The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the Company's financial position as of April 4, 1998 and the results of operations for the thirteen and thirteen and one-half week periods ended April 4, 1998, and April 5, 1997, respectively. All adjustments are of a normal, recurring nature.

These interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included in Form 10-K filed by the Company pursuant to the Securities Exchange Act of 1934 for the year ended January 3, 1998. Operating results for the thirteen-week period ended April 4, 1998, are not necessarily indicative of the results to be achieved for the full year.

Beginning January 1, 1997, the Company changed its fiscal year to reflect the retail-based calendar (containing 4-4-5 week calendar quarters). Due to this change, the Company's 1997 first quarter ended April 5, 1997 contained an additional one-half week for the transition period. This change had an immaterial impact on comparability.

On March 4, 1998, the Board of Directors of the Company declared a three-for-two stock split of the Company's $0.01 par value common stock ("Common Stock") which was effected in the form of a stock dividend paid on April 8, 1998 to stockholders of record on March 25, 1998. Retroactive effect has been given to the stock split in stockholders' equity accounts beginning as of the fiscal year ended January 3, 1998, and in all share and per share data in the accompanying condensed consolidated financial statements.

Business. The Company designs, develops, markets and distributes fashion watches and other accessories, principally under the "FOSSIL", "FSL" and "RELIC" brands names. The Company's products are sold primarily through department stores and other major retailers, both domestically and internationally.

New Accounting Standards. Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," became effective as of the first quarter 1998. This statement requires companies to report and display comprehensive income and its components (revenues, expenses, gains and losses). Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income consists of the following:

                                                         First Quarter
                                                              1998
                                                              ----
          Net income, as reported                           $4,665,982
          Current period change in foreign
            currency translation  adjustment                   319,346
                                                               -------
          Comprehensive income                              $4,346,636
                                                            ==========

                          FOSSIL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

2.     INVENTORIES

       Inventories consist of the following:
                                                                           April 4,          January 3,
                                                                             1998               1998
                                                                             ----               ----
                  Components and parts                                 $  3,825,470        $  2,751,719
                  Work-in-process                                         1,264,254           2,064,623
                  Finished merchandise on hand                           37,989,541          35,707,813
                  Merchandise at Company's stores                         5,012,900           5,484,479
                  Merchandise in transit from estimated
                    Customers' returns                                    5,720,103           5,373,526
                                                                          ---------           ---------

                                                                        $53,812,268         $51,382,160
                                                                        ===========         ===========


The Company periodically enters into forward contracts principally to hedge the payment of intercompany inventory transactions with its non-U.S. subsidiaries. Currency exchange gains or losses resulting from the translation of the related accounts, along with the offsetting gains or losses from the hedge, are deferred until the inventory is sold or the forward contract is completed. At April 4, 1998, the Company had hedge contracts to sell 17.8 million German Marks for approximately $10.3 million, expiring through December 1998 and 207.8 million Japanese Yen for approximately $1.6 million, expiring through August 1998.

3.     SUBSEQUENT EVENT

On May 11, 1998, the Company completed a secondary offering of the Company's Common Stock (the "Offering"). The Offering consisted of 2,150,000 shares of Common Stock of which the Company sold 215,000 shares with the remaining shares sold by selling stockholders. The Offering was priced at $19.00 per share of Common Stock.

                          FOSSIL, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is a discussion of the financial condition and results of operations of the Company for the thirteen-week period ended April 4, 1998 (the "First Quarter"), as compared to the thirteen and one-half week period ended April 5, 1997 (the "Prior Year Quarter"). Due to a change in the Company's fiscal year to reflect the retail-based calendar (containing 4-4-5 week calendar quarters), the Company's Prior Year Quarter contained an additional one-half week for the transition period. This change had an immaterial impact on the comparability to the First Quarter. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes attached hereto.

General

The  Company  is  a  leader  in   the   design,   development,  marketing  and
distribution of contemporary, high quality fashion watches and accessories. The Company developed the FOSSIL -Registered Trademark- brand name to convey a distinctive fashion, quality and value message and a brand image reminiscent of "America in the 1950s" that suggests a time of fun, fashion and humor. Since its inception in 1984, the Company has grown from its original flagship FOSSIL watch product into a diversified company offering an extensive line of fashion watches that includes its RELIC -Registered Trademark- and FSL -TM- brands as well as complementary lines of small leather goods, belts, handbags and sunglasses under certain of the Company's brands. In addition to developing its own brands, the Company leverages its development and production expertise by designing and manufacturing private label products for some of the most prestigious companies in the world, including national retailers, entertainment companies and theme restaurants.

The Company has further capitalized on the increased awareness of the FOSSIL brand by entering into various license agreements for other categories of fashion accessories and apparel, such as men's underwear and lounge wear and, most recently, outerwear under the FOSSIL brand. In addition, the Company licenses the brands of other companies in order to further leverage its infrastructure. For example, the Company during 1997 entered into a multi-year license agreement with Giorgio Armani to design, manufacture, distribute and market a line of EMPORIO ARMANI -Registered Trademark- watches.

The Company's products are sold to department stores and specialty retail stores in over 70 countries worldwide through Company-owned foreign sales subsidiaries and through a network of approximately 50 independent distributors. The Company's foreign operations include a presence in Europe, South and Central America, the Caribbean, Canada, the Far East, Australia, and the Middle East. In addition, the Company's products are offered at Company-owned retail locations throughout the United States and in independently-owned, authorized FOSSIL retail stores and kiosks in major airports in the United States, on cruise ships and in certain international markets. The Company's successful expansion of its product lines and leveraging of its infrastructure has contributed to its increasing net sales and operating profits.

1998 Highlights

     During April 1998, the Company effected a three-for-two stock split in the form of a 50% stock dividend for stockholders of record at the close of business on March 25, 1998.

     During April 1998, the Company signed a five-year agreement with Eddie Bauer, Inc. appointing the Company as the exclusive supplier of Eddie Bauer brand watches.

     During May 1998, the Company completed a 2,150,000 share secondary offering of its $0.01 par value common stock of which the Company sold 215,000 shares.

Results of Operations

The following table sets forth, for the periods indicated, (i) the percentages of the Company's net sales represented by certain line items from the Company's condensed consolidated statements of income and (ii) the percentage changes in these line items between the current period and the comparable period of the prior year.



                                    Percentage of       Percentage
                                      Net Sales           Change

                                   For the Quarter     For the Quarter
                                       Ended               Ended
                                       -----               -----
                                 April 4,    April 5,      April 4,
                                   1998        1997          1998
                                   ----        ----          ----

Net sales                          100.0%     100.0%          19.9%
Cost of sales                       51.0       51.1           19.5
                                   -----       -----
Gross profit margin                 49.0       48.9           20.3
Selling and distribution
  expenses                         24.3        25.3           15.3
General and administrative
  expenses                         10.9        12.1            8.4
                                   ----        ----
Operating income                   13.8        11.5            43.8
Interest expense                  (0.1)       (0.5)          (75.0)
Other income
  (expense)- net                    0.2       (0.4)         (146.9)
                                    ---        -----
Income before income taxes         13.9        10.6            56.3
Income taxes                        5.7         4.3            55.6
                                    ---         ---
Net income                          8.2%        6.3%           56.9%
                                    ====        ====

Net Sales. The following table sets forth certain components of the Company's consolidated net sales and the percentage relationship of the components to consolidated net sales for the periods indicated (in millions, except percentage data):


                                      Amounts                       % of Total
                                      -------                       ----------
                               For the Quarter Ended           For the Quarter Ended
                               ---------------------           ---------------------
                             April 4,       April 5,         April 4,        April 5,
                               1998          1997             1998            1997
                             --------       --------         --------        --------
International:
  Europe                     $ 12.2        $ 10.6              21%             22%
  Other                         5.6           4.8              10              10
                                ---           ---              --              --
   Total International         17.8          15.4              31              32
                               ----          ----              --              --


Domestic:
 Watch products                23.3          18.0              41               38
 Other products                12.2          11.2              22               24
                               ----          ----              --               --
   Total                       35.5          29.2              63               62
 Stores                         3.6           2.8               6                6
                                ---           ---               -                -
   Total Domestic              39.1          32.0              69               68
                               ----          ----              --               --
Total Net Sales              $ 56.9          $ 47.4           100%             100%
                             ======          ======           ===              ===



Sales volume increases during the First Quarter were principally derived from sales of FOSSIL brand watches both domestically and internationally in addition to sales generated from the continued roll-out of the Company's EMPORIO ARMANI licensed brand watches. In addition, continued volume growth in the Company's various leather product categories and retail businesses added to the sales increases. The sales generated from the Company's FOSSIL Blue watch category in addition to new watch lines introduced since mid-1997 have been responsible for the majority of the FOSSIL brand watch sales increases in the First Quarter. European-based watch sales increased in excess of 15%, on a U.S. dollar denominated basis, during the First Quarter as compared to the Prior Year Quarter despite the strength of the U.S. dollar compared to a year ago. The process of aligning the Company's watch collection offered in Europe with the Company's best selling styles in the U.S., which the Company began mid-year 1997, has resulted in significant increases in the European sales momentum. Management anticipates that sales volumes will continue to increase in 1998 at approximately the First Quarter rate with the exception of the second quarter which will likely fall below the First Quarter growth rate. During the second quarter of 1997, the Company had a one-time international-based sale amounting to approximately $6 million of non-branded watches used as a premium incentive. In addition, management believes that the areas of highest growth over the past several fiscal quarters will continue to represent the greatest opportunities for continued sales growth throughout 1998.

Gross Profit. The Company's gross profit margin during the First Quarter was nearly the same as that of the Prior Year Quarter. The gross profit margin realized in the Company's first quarter of the year has generally been higher than the yearly gross profit margin average. The increase is primarily due to the positive gross profit margin influence stemming from the Company's European-based sales, sunglass sales and the Company's foreign-based assembly facility sales. These sales categories generally result in higher gross profit margins than the Company's consolidated average and account for a larger portion of the sales mix in the first quarter than the remainder of the year. Management believes that the Company's gross profit margin in the 1998 second quarter will reach the 48% level as opposed to the 46% level achieved in the second quarter of 1997. The increase is principally due to the low gross profit margin realized on the significant sale of non-branded watches in the Prior Year Quarter.

Operating expenses. Selling, general and administrative expenses, as a percentage of net sales, decreased from 37.4% in the Prior Year Quarter to 35.2% in the First Quarter. Operating expenses increased in the aggregate primarily due to increased sales volumes and the operating costs from the Company's additional outlet and retail stores opened during 1997. The operating expense ratio for the First Quarter decreased, as the Company was able to positively leverage its operating expenses through cost containment and increased sales levels.

Other income (expense) - net. Other income (expense) positively contributed to the Company's net income in the First Quarter as opposed to a net expense in the Prior Year Quarter. The improvement was mainly due to increased interest income and a reduction in minority interest expenses resulting from the Company's purchase of minority interests in both an assembly facility and its Italy-based operations last year.

Liquidity and Capital Resources

Historically, the Company has not required substantial financing during the first several months of its fiscal year but has increased cash needs starting in the second quarter, typically reaching its peak borrowing needs in the September
- November time frame. The additional financing needs have generally been to finance the accumulation of inventory and the build-up in accounts receivable. During 1997 and the First Quarter of 1998, the Company has significantly increased its cash flow from operations leaving the Company with approximately $25 million in cash as of April 4, 1998 in comparison to $12 million at the same point in the prior year. In addition, the Company had working capital of $76 million and borrowings of only $4 million against it's combined $43 million bank credit facilities. The Company also completed, during May 1998, a secondary offering of its common stock from which the Company will receive approximately $3.5 million in cash for working capital needs. Management believes that the combined cash on hand and cash receipts from the secondary offering will allow the Company to significantly reduce its financing needs during 1998 and combined with the credit facilities available to the Company will be sufficient to satisfy its working capital expenditure requirements for at least the next eighteen months.

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


                                   FOSSIL, INC.



Date: May 15, 1998                /s/ Randy S. Kercho
                                  -------------------
                                  Randy S. Kercho
                                  Executive Vice President and
                                  Chief Financial Officer
                                  (Principal financial officer
                                  duly authorized to sign on behalf of
                                  Registrant)

                                  EXHIBIT INDEX

Exhibit
Number                            Document Description
-------                           --------------------

27                                Financial Data Schedule