Form 10-Q
period 1998-07-04
FOSSIL INC
filed 1998-08-18
CIK 883569

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: July 4, 1998

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

 The number of shares of Registrant's common stock, outstanding as of August 14,
                                1998: 20,926,805



                                          PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                           FOSSIL, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                               July 4,                January 3,
                                                                                1998                    1998
                                                                                ----                    ----
                                                                            (Unaudited)

ASSETS
Current assets:
   Cash and cash equivalents                                             $   30,787,882          $   21,103,581
   Accounts receivable - net                                                 29,572,160              34,237,526
   Inventories                                                               61,050,474              51,382,160
   Deferred income tax benefits                                               5,040,813               4,503,749
   Prepaid expenses and other current assets                                  2,966,345               2,432,282
                                                                         --------------          --------------


          Total current assets                                              129,417,674             113,659,298


Property, plant and equipment - net                                          21,253,691              21,073,333
Intangible and other assets                                                   4,763,277               4,837,259
                                                                         --------------          --------------


                                                                         $  155,434,642          $  139,569,890
                                                                         ==============          ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:






CORPDAL:111408.1 25513-00001





   Notes payable                                                         $    3,653,925          $    7,862,145
   Accounts payable                                                          14,036,486               9,609,805
   Accrued expenses:
       Co-op advertising                                                      9,255,260               8,700,696
       Compensation                                                           2,562,884               2,665,485
       Other                                                                  5,467,487               8,714,067
   Income taxes payable                                                       7,874,653               5,504,304
                                                                         --------------          --------------

            Total current liabilities                                        42,850,695              43,056,502

Minority interest in subsidiaries                                             1,071,944               1,250,405
Stockholders' equity:
   Common stock, shares issued and outstanding,
       20,879,135 and 20,308,503, respectively                                  208,791                 203,085
   Additional paid-in capital                                                32,150,578              26,021,255
   Retained earnings                                                         81,627,116              71,257,176
   Cumulative translation adjustment                                         (2,474,482)             (2,218,533)
                                                                         --------------           -------------

            Total stockholders' equity                                      111,512,003              95,262,983
                                                                         --------------           -------------

                                                                         $  155,434,642           $ 139,569,890
                                                                         ==============           =============

See notes to condensed consolidated financial statements.



                                           FOSSIL, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                     UNAUDITED


                                              For the 13             For the 13              For the 26           For the 26
                                                 Weeks                  Weeks                  Weeks              1/2 Weeks
                                                 Ended                  Ended                  Ended                Ended
                                                July 4,                July 5,                July 4,              July 5,
                                                 1998                   1997                   1998                  1997
                                                 ----                   ----                   ----                  ----

Net sales                                     $ 64,363,019         $ 56,931,466          $ 121,247,906          $ 104,381,178
Cost of sales                                   32,457,569           30,627,390             61,441,870             54,881,744
                                              ------------         ------------          -------------          -------------
   Gross profit                                 31,905,450           26,304,076             59,806,036             49,499,434

Operating expenses:
   Selling and distribution                     15,109,978           13,142,089             28,945,885             25,143,114
   General and administrative                    6,908,985            6,384,510             13,123,411             12,118,079
                                              ------------         ------------          -------------          -------------
            Total operating expenses            22,018,963           19,526,599             42,069,296             37,261,193
                                              ------------         ------------          -------------          -------------

Operating income                                 9,886,487            6,777,477             17,736,740             12,238,241
Interest expense                                   (59,639)            (267,166)              (116,941)              (496,716)
Other income (expense) - net                      (129,890)            (373,208)               (40,859)              (562,998)
                                              ------------         ------------          -------------          -------------
Income before income taxes                       9,696,958            6,137,103             17,578,940             11,178,527
Provision for income taxes                       3,993,000            2,503,000              7,209,000              4,570,000
                                              ------------         ------------          -------------          -------------
   Net income                                 $  5,703,958         $  3,634,103          $  10,369,940          $   6,608,527
                                              ============         ============          =============          =============
   Basic earnings per share                   $       0.28         $       0.18          $        0.50          $        0.33
                                              ============         ============          =============          =============
   Diluted earnings per share                 $       0.26         $       0.18          $        0.48          $        0.32
                                              ============         ============          =============          =============
    Weighted average shares
    outstanding:
   Basic                                        20,714,523           20,104,094             20,550,544             20,049,813
                                              ============         ============          =============          =============
   Diluted                                      21,795,794           20,710,743             21,616,692             20,558,242
                                              ============         ============          =============          =============


See notes to condensed consolidated financial statements.



                                           FOSSIL, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     UNAUDITED


                                                                                For the 26         For the 26 1/2
                                                                                Weeks Ended          Weeks Ended
                                                                                  July 4,              July 5,
                                                                                   1998                 1997
                                                                                   ----                 ----
Operating activities:

   Net income                                                                 $ 10,369,940          $ 6,608,527
   Noncash item affecting net income:
       Minority interest in subsidiaries                                           148,295             (178,664)
       Depreciation and amortization                                             1,700,517            1,481,617
       Increase (decrease) in allowance for doubtful accounts                      697,328             (291,184)
       Increase (decrease) in allowance for returns -
          net of related inventory in transit                                      211,584             (143,350)
       Deferred income tax benefits                                               (537,064)            (230,656)
   Cash from changes in assets and liabilities:
       Accounts receivable                                                       3,541,536            1,495,544
       Inventories                                                              (9,453,396)          (2,259,386)
       Prepaid expenses and other current assets                                  (534,063)          (2,241,403)
       Accounts payable                                                          4,253,472           (1,212,736)
       Accrued expenses                                                         (2,794,617)          (3,367,013)
       Income taxes payable                                                      2,370,349            2,156,446
                                                                              ------------          -----------

               Net cash from operations                                          9,973,881            1,817,742


Investing activities:
   Net assets acquired in business combination/consolidation,
       net of cash received                                                              -           (1,315,703)
   Additions to property, plant and equipment                                   (1,773,505)          (4,048,679)
   (Increase) decrease in intangible and other assets                              (56,457)             224,220
                                                                              ------------          -----------

               Net cash used in investing activities                            (1,829,962)          (5,140,162)

Financing activities:
   Issuance of common stock                                                      6,135,029            1,794,071
   Decrease in minority interests in subsidiaries                                 (326,756)            (498,785)
   (Repayments) increase in notes payable-banks                                 (4,208,220)           1,510,746
                                                                              ------------          -----------

               Net cash from financing activities                                1,600,053            2,806,032

Effect of exchange rate changes on cash and cash equivalents                       (59,671)            (510,492)
                                                                              ------------          -----------
Net increase (decrease) in cash and cash equivalents                             9,684,301           (1,026,880)

Cash and cash equivalents:
   Beginning of period                                                          21,103,581           11,981,246
                                                                              ------------          -----------

   End of period                                                              $ 30,787,882         $ 10,954,366
                                                                              ============         ============



See notes to condensed consolidated financial statements.

                          FOSSIL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

1.       FINANCIAL STATEMENT POLICIES

Basis of Presentation. The condensed consolidated financial statements include the accounts of Fossil, Inc., a Delaware corporation, and its majority-owned subsidiaries (the "Company"). The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the Company's financial position as of July 4, 1998 and the results of operations for the thirteen and twenty-six week periods ended July 4, 1998, respectively and the results of operations for the thirteen and twenty-six and one-half week periods ended July 5, 1997, respectively. All adjustments are of a normal, recurring nature.

These interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included in Form 10-K filed by the Company pursuant to the Securities Exchange Act of 1934 for the year ended January 3, 1998. Operating results for the thirteen and twenty-six week periods ended July 4, 1998, are not necessarily indicative of the results to be achieved for the full year.

Beginning January 1, 1997, the Company changed its fiscal year to reflect the retail-based calendar (containing 4-4-5 week calendar quarters). Due to this change, the Company's 1997 half-year period ended July 5, 1997 contained an additional one-half week for the transition period. This change had an immaterial impact on comparability.

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

Business. The Company designs, develops, markets and distributes fashion watches and other accessories, principally under the "FOSSIL," "FSL" and "RELIC" brands names. The Company's products are sold primarily through department stores and other major retailers, both domestically and internationally.

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

                                               For the 13           For the 26
                                               Weeks Ended          Weeks Ended
                                              July 4, 1998         July 4, 1998
                                              ------------         ------------
Net income, as reported                         $5,703,958          $10,369,940

Current period change in foreign
    currency translation  adjustment                63,397             (255,949)
                                                ----------         ------------
Comprehensive income                            $5,767,355          $10,113,991
                                                ==========         ============

                          FOSSIL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

2.       INVENTORIES

         Inventories consist of the following:

                                                 July 4,              January 3,
                                                  1998                  1998
                                             ------------           ------------

Components and parts                         $  6,034,851           $  2,751,719
Work-in-process                                 3,572,151              2,064,623
Finished merchandise on hand                   39,451,754             35,707,813
Merchandise at Company's stores                 6,468,660              5,484,479
Merchandise in transit from estimated
  Customers' returns                            5,523,058              5,373,526
                                             ------------           ------------

                                             $ 61,050,474           $ 51,382,160
                                             ============           ============


The Company periodically enters into forward contracts principally to hedge the payment of intercompany inventory transactions with its non-U.S. subsidiaries. Currency exchange gains or losses resulting from the translation of the related accounts, along with the offsetting gains or losses from the hedge, are deferred until the inventory is sold or the forward contract is completed. At July 4, 1998, the Company had hedge contracts to sell 14.0 million German Marks for approximately $8.1 million, expiring through December 1998 and 283.9 million Japanese Yen for approximately $2.2 million, expiring through November 1998.

1.       STOCKHOLDERS' EQUITY

On May 11, 1998, the Company completed a secondary offering of 2,150,000 shares of Common Stock (plus an additional 152,500 shares on June 9, 1998 pursuant to an underwriter's over-allotment allocation)for an aggregate of 2,302,500 shares. The Company sold 215,000 shares with the remaining shares sold by selling stockholders. The Offering was priced at $19.00 per share of Common Stock.

                          FOSSIL, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the thirteen and twenty-six week periods ended July 4, 1998 (the "Second Quarter" and "Half Year Period," respectively), as compared to the thirteen and twenty-six and one-half week periods ended July 5, 1997 (the "Prior Year Quarter" and "Prior Year Half Year Period"). Due to a change in the Company's fiscal year to reflect the retail-based calendar (containing 4-4-5 week calendar quarters), the Company's Prior Year Half Year Period contained an additional one-half week for the transition period. This change had an immaterial impact on the comparability of the periods. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes attached hereto.

General

The Company is a leader in the design, development, marketing and distribution of contemporary, high quality fashion watches and accessories. The Company developed the FOSSIL(R) brand name to convey a distinctive fashion, quality and value message and a brand image reminiscent of "America in the 1950s" that suggests a time of fun, fashion and humor. Since its inception in 1984, the Company has grown from its original flagship FOSSIL watch product into a diversified company offering an extensive line of fashion watches that includes it RELIC(R) and FSL(TM) brands as well as complementary lines of small leather goods, belts, handbags and sunglasses under certain of the Company's brands. In addition to developing its own brands, the Company leverages its development and production expertise by designing and manufacturing private label products for some of the most prestigious companies in the world, including national retailers, entertainment companies and theme restaurants.

The Company has further capitalized on the increasing awareness of the FOSSIL brand by entering into various license agreements for other categories of fashion accessories and apparel, such as outerwear under the FOSSIL brand. In addition, the Company licenses the brands of other companies in order to further leverage its infrastructure. For example, the Company during 1997 entered into a multi-year license agreement with Giorgio Armani to design, manufacture, distribute and market a line of EMPORIO ARMANI(R) watches.

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

1998 Highlights

o During April 1998, the Company effected a three-for-two stock split in the form of a 50% stock dividend to stockholders of record at the close of business on March 25, 1998.

o During April 1998, the Company signed a five-year agreement with Eddie Bauer, Inc. appointing the Company as the exclusive supplier of Eddie Bauer brand watches.

o During May 1998, the Company completed a secondary offering of 2,150,000 shares of its $0.01 par-value common stock (plus an additional 152,500 shares in June 1998 pursuant to an underwriter's over-allotment allocation) of which the Company sold 215,000 shares.

Results of Operations

The following table sets forth, for the periods indicated (i) the percentages of the Company's net sales represented by certain line items from the Company's condensed consolidated statements of income and (ii) the percentage changes in these line items between the current period and the comparable period of the prior year.




                                   Percentage of                                     Percentage of
                                     Net Sales                                         Net Sales
                                     For the 13                                 For the 26    For the 26
                                       Weeks                                      Weeks         1/2 Weeks
                                       Ended                                      Ended          Ended
                                       -----                                      -----          -----

                               July 4,        July 5,    Percentage              July 4,        July 5,       Percentage
                                1998           1997        Change                 1998           1997           Change
                                ----           ----        ------                 ----           ----           ------

Net sales                      100.0%         100.0%        13.1%                100.0%         100.0%           16.2%
Cost of sales                   50.4           53.8          6.0                  50.7           52.6            12.0
                               -----          -----         ----                 -----          -----            ----
Gross profit margin             49.6           46.2         21.3                  49.3           47.4            20.8

Selling and distribution
  expenses                      23.5           23.1         15.0                  23.9           24.1            15.1
General and administrative
  expenses                      10.7           11.2          8.2                  10.8           11.6             8.3
                               -----          -----                              -----          -----
Operating income                15.4           11.9         45.9                  14.6           11.7            44.9
Interest expense                (0.1)          (0.5)       (77.7)                 (0.1)          (0.5)          (76.5)
Other income
    (expense)- net              (0.2)          (0.6)       (65.2)                 (0.0)          (0.5)          (92.7)
                               ------         ------                             -----          -----
Income before income taxes      15.1           10.8         58.0                  14.5           10.7            57.2
Income taxes                     6.2            4.4         59.5                   5.9            4.4            57.8
                               -----          -----                              -----          -----
Net income                      8.9%            6.4%        57.0%                  8.6%           6.3%           56.9%
                               =====          =====                              =====          =====


Net Sales. The following table sets forth certain components of the Company's consolidated net sales and the percentage relationship of the components to consolidated net sales for the periods indicated (in millions, except percentage data):



                             Amounts                 % of Total                 Amounts                % of Total
                             -------                 ----------                 -------                ----------
                      For the      For the      For the      For the      For the    For the 26    For the     For the 26
                     13 Weeks      13 Weeks    13 Weeks      13 Weeks    26 Weeks    1/2 Weeks     26 Weeks    1/2 Weeks
                       Ended        Ended        Ended        Ended        Ended       Ended        Ended        Ended
                      July 4,       July 5,     July 4,      July 5,      July 4,      July 5,      July 4,      July 5,
                       1998          1997        1998         1997         1998         1997         1998         1997
                       ----          ----        ----         ----         ----         ----         ----         ----
International:
  Europe             $ 13.8        $ 9.8          21   %       17 %      $ 26.0       $ 20.4           21  %         19   %
  Other                 6.2         11.6          10           21          11.8         16.4           10            16
                     ------        -----         -------      -----      ------       ------          ------        -------
 Total International   20.0         21.4          31           38          37.8         36.8           31            35
                     ------        -----         -------      -----      ------       ------          ------        -------
Domestic:
  Watch products       28.2         22.0          44           39          51.5         40.1           42            38
  Other products       10.6          9.2          16           16          22.8         20.4           19            20
                     ------        -----         -------      -----      ------       ------          ------        -------
      Total            38.8         31.2          60           55          74.3         60.5           61            58
    Stores              5.5          4.3           9            7           9.1          7.1            8             7
                     ------        -----         -------      -----      ------       ------          ------        -------

   Total Domestic      44.3         35.5          69           62          83.4         67.6           69            65
                     ------        -----         -------      -----      ------       ------          ------        -------
Total Net Sales      $ 64.3        $56.9         100   %      100 %      $121.2       $104.4          100  %        100   %
                     ======        =====         =======      =====      ======       ======          ======        =======




Exclusive of a one-time international non-branded premium watch sale of $6 million in the Prior Year Quarter, net sales of $64 million in the Second Quarter represented a $13 million increase (26% as a percentage of net sales) over the Prior Year Quarter. Sales volume increases during the Second Quarter and Half Year Period were principally derived from sales of FOSSIL brand watches both domestically and internationally, in addition to sales generated from the continued roll-out of the Company's EMPORIO ARMANI licensed brand watches. In addition, continued volume growth in the Company's various leather and sunglass product categories and retail businesses added to the sales increases during the Second Quarter and Half Year Period. The sales generated from the Company's FOSSIL Blue watch category, in addition to new watch lines introduced since mid-1997, have been responsible for the majority of the FOSSIL brand watch sales increases. European-based watch sales continued to increase by double digit growth, on a U.S. dollar denominated basis, in comparison to the comparable prior year periods despite the strength of the U.S. dollar compared to a year ago. The process of aligning the Company's watch collection offered in Europe with the Company's best selling styles in the U.S., which the Company began mid-year 1997, has resulted in significant increases in the European sales momentum. Sales classified as "International - Other" decreased in the Second Quarter compared to the Prior Year Quarter as a result of the significant one-time international non-branded premium watch sale of $6 million in the Prior Year Quarter. Management anticipates that sales volume over the balance of the year will increase approximately 20% over the comparable period in 1997. In addition, management believes that the areas of highest growth over the past several fiscal quarters will continue to represent the greatest opportunities for continued growth throughout 1998.

Gross Profit. The increase in gross profit margin during the Second Quarter and Half Year Period was principally a result of the low gross profit margin realized on the sale of the non-branded premium watches in the Prior Year Quarter. Exclusive of that sale, gross profit margins were slightly higher than the Company's historical rate due to the positive influence of EMPORIO ARMANI watch sales and the impact the stronger U.S. dollar had on the purchase costs of certain watch components. Management believes that the Company's gross profit margin over the balance of the year will be in the 48% - 50% range.

Operating expenses. Selling, general and administrative expenses, as a percentage of net sales, for the Second Quarter were similar to the Prior Year Quarter. Leveraging of expenses off higher sales and from cost containment experienced in the first quarter of 1998, were somewhat masked in the Second Quarter, since the operating expense ratio in the Prior Year Quarter was aided by the one-time non-branded premium sale.

Other income (expense) - net. Other income (expense) compared favorably in the 1998 periods when compared to their respective 1997 periods. The favorable comparison was mainly due to increased interest income and a reduction in minority interest expenses resulting from the Company's purchase of minority interests in both an assembly facility and its Italy-based operations last year.

Year 2000 Compliance.

Computer programs that were written using two digits rather than four digits to define the applicable year may recognize a date using "00" as the year 1900 rather than the year 2000. This result is commonly referred to as the "Year 2000" problem. The Year 2000 problem could result in information system failures or miscalculations. Beginning in 1997, the Company initiated a program to evaluate whether internally developed and/or purchased computer software that utilizes embedded date codes could experience operational problems when the year 2000 is reached. The scope of this effort addressed internal computer systems and supplier capabilities. The Company is completing an extensive review of its businesses to determine whether or not purchased and internally developed computer programs are Year 2000 compliant, as well as the remedial action and related costs associated with any required modifications or replacements. A significant amount of information has been collected and analyzed as part of this review; however, the process will not be completed until the end of 1998. The Company plans to complete all remediation efforts for its critical systems prior to the year 2000. Based upon its evaluation to date, management currently believes that, while the Company will incur internal and external costs to address the Year 2000 problem, such costs will not have a material impact on the operations, cash flows or financial condition of the Company in future years.

Liquidity and Capital Resources.

Historically the Company has not incurred substantial cash requirements during the first several months of its fiscal year but has increased cash needs starting in the second quarter, typically reaching its peak borrowing needs in the September - November time frame. The additional cash needs have generally been to finance the accumulation of inventory and the build-up in accounts receivable. During 1997 and the Half Year Period of 1998, the Company has significantly increased its cash flow from operations leaving the Company with approximately $31 million in cash as of July 4, 1998 in comparison to $11 million at the same point in the prior year. In addition, the Company had working capital of $87 million and borrowings of only $4 million against its combined $43 million bank credit facilities. On May 11, 1998, the Company completed a secondary offering of 2,150,000 shares of Common Stock (plus an additional 152,500 shares on June 9, 1998 pursuant to an underwriter's over-allotment allocation) for an aggregate of 2,302,500 shares. The Company received approximately $3.6 million in cash for working capital needs from the proceeds of the offering. Management believes that cash on hand will allow the Company to significantly reduce its financing needs during 1998 and combined with the credit facilities available to the Company will be sufficient to satisfy its working capital expenditure requirements for at least the next eighteen months.

Forward Looking Statements

The statements contained in this Quarterly Report on Form 10-Q, including, but not limited to statements in Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical facts are "forward-looking statements" and involve a number of uncertainties. The actual results of the future events could differ materially from those stated in such "forward-looking statements." Among the factors that could cause actual results to differ materially are general economic conditions, competition, government regulation and possible future litigation, as well as the risks and uncertainties set forth in the Company's Current Report on Form 8-K dated March 31, 1997.

  PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders (the "Meeting") on May 27, 1998. At the Meeting, the stockholders voted upon (i) a proposed amendment to the Company's Amended and Restated Certificate of Incorporation to create a classified Board of Directors ("Proposal 1"); (ii) a proposal to elect seven (7) directors of the Company ("Proposal 2"); and (iii) a proposed amendment to the 1993 Long-Term Incentive Plan of Fossil to increase the number of shares of common stock that may be made the subject of grants ("Proposal 3"). No other matters were voted on at the Meeting. A total of 12,958,422 shares were represented at the Meeting (prior to giving effect to a three-for-two stock split effected as a fifty percent stock dividend paid on April 8, 1998 to stockholders of record as of March 25, 1998).

The number of shares that were voted for, against and abstained from Proposal 1 is as follows:

         For                        Against                            Abstain
         ----                       -------                            -------
         10,126,550                 2,569,534                            4,265

The number of shares that were voted for, and that were withheld from, each of the director nominees in Proposal 2 is follows:

         Director Nominee                   For                        Withheld
         ----------------                   ---                        --------
         Tom Kartsotis                      12,793,678                 164,744
         Kosta Kartsotis                    12,793,718                 164,704
         Michael W. Barnes                  12,793,718                 164,704
         Jal S. Shroff                      12,793,678                 164,744
         Donald J. Stone                    12,820,118                 138,304
         Kenneth W. Anderson                12,820,118                 138,304
         Alan J. Gold                       12,820,318                 138,104

The number of shares that were voted for, against and abstained from Proposal 3 is as follows:

         For                        Against                            Abstain
         ----                       -------                            -------
         9,889,206                  3,047,544                          4,775

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          3.1 Second Amended and Restated Certificate of Incorporation of Fossil, Inc.

          4.1(1) First Amendment to the Fossil,  Inc. 1993 Long-Term  Incentive
                 Plan

          4.2(1) Second Amendment to the Fossil, Inc. 1993 Long-Term Incentive
                 Plan

          10.1 Third Amended and Restated Loan Agreement dated June 29, 1998, by and among Wells Fargo Bank (Texas), National Association, a national banking association formerly known as First Interstate Bank of Texas, N.A., Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil New York, Inc., Fossil Stores I, Inc., and Fossil Stores II, Inc. (without exhibits)

          27   Financial Data Schedule

          (1)  Management contract or compensatory plan or arrangement.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the period covered by this Report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  FOSSIL, INC.



Date: August 16, 1998                             /s/ Randy S. Kercho
                                                  -------------------
                                                  Randy S. Kercho
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (Principal financial officer
                                                  duly authorized to sign on
                                                  behalf of Registrant)

                                  EXHIBIT INDEX

Exhibit
Number                          Document Description
------                          --------------------

3.1     Second Amended and Restated Certificate of Incorporation of Fossil, Inc.

4.1 (1) First Amendment to the Fossil, Inc. 1993 Long-Term Incentive Plan

4.2 (1) Second Amendment to the Fossil, Inc. 1993 Long-Term Incentive Plan

10.1 Third Amended and Restated Loan Agreement dated June 29, 1998, by and among Wells Fargo Bank (Texas), National Association, a national banking association formerly known as First Interstate Bank of Texas, N.A., Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil New York, Inc., Fossil Stores I, Inc., and Fossil Stores II, Inc. (without exhibits)

27      Financial Data Schedule

(1)     Management contract or compensatory plan or arrangement.