Form 10-Q
period 1998-10-03
FOSSIL INC
filed 1998-11-17
CIK 883569

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: October 3, 1998

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

      The number of shares of Registrant's common stock, outstanding as of
                         November 13, 1998: 20,939,788.

                                      PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                      FOSSIL, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                            October 3,             January 3,
                                                                              1998                    1998
                                                                              ----                    ----
                                                                           (Unaudited)

ASSETS
Current assets:
   Cash and cash equivalents                                             $   27,948,730          $   21,103,581
   Accounts receivable - net                                                 45,037,098              34,237,526
   Inventories                                                               74,606,197              51,382,160
   Deferred income tax benefits                                               5,446,822               4,503,749
   Prepaid expenses and other current assets                                  3,110,584               2,432,282
                                                                         --------------          --------------

          Total current assets                                              156,149,431             113,659,298

Property, plant and equipment - net                                          22,590,915              21,073,333
Intangible and other assets                                                   4,755,768               4,837,259
                                                                         --------------          --------------

                                                                         $  183,496,114          $  139,569,890
                                                                         ==============          ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                         $    3,816,150          $    7,862,145
   Accounts payable                                                          19,165,668               9,609,805
   Accrued expenses:
       Co-op advertising                                                      9,647,366               8,700,696
       Compensation                                                           3,158,251               2,665,485
       Other                                                                 13,705,909               8,714,067
   Income taxes payable                                                      12,521,324               5,504,304
                                                                         --------------          --------------

            Total current liabilities                                        62,014,668              43,056,502

Minority interest in subsidiaries                                             1,551,093               1,250,405
Stockholders' equity:
   Common stock, shares issued and outstanding,
       20,932,091 and 20,308,503, respectively                                  209,321                 203,085
   Additional paid-in capital                                                32,522,162              26,021,255
   Retained earnings                                                         90,682,809              71,257,176
   Cumulative translation adjustment                                           (836,667)             (2,218,533)
                                                                         --------------          --------------
                                                                            122,577,625              95,262,983
   Less treasury stock, 188,500 shares, at cost                              (2,647,272)                      -
                                                                         --------------          --------------

            Total stockholders' equity                                      119,930,353              95,262,983
                                                                         --------------          --------------

                                                                         $  183,496,114          $  139,569,890
                                                                         ==============          ==============

See notes to condensed consolidated financial statements.


                                           FOSSIL, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                     UNAUDITED


                                               For the 13            For the 13           For the 39          For the 39
                                                  Weeks                 Weeks                Weeks            1/2 Weeks
                                                  Ended                 Ended                Ended              Ended
                                               October 3,            October 4,           October 3,          October 4,
                                                 1998                   1997                  1998               1997
                                                 ----                   ----                  ----               ----

Net sales                                     $ 82,393,811         $ 61,012,584         $ 203,641,717       $ 165,393,762
Cost of sales                                   41,960,895           31,322,436           103,402,765          86,204,180
                                              ------------         ------------         -------------       -------------
   Gross profit                                 40,432,916           29,690,148           100,238,952          79,189,582

Operating expenses:
   Selling and distribution                     17,870,459           13,719,495            46,816,344          38,862,609
   General and administrative                    6,957,065            6,155,239            20,080,476          18,273,318
                                              ------------         ------------         -------------       -------------
            Total operating expenses            24,827,524           19,874,734            66,896,820          57,135,927
                                              ------------         ------------         -------------       -------------

Operating income                                15,605,392            9,815,414            33,342,132          22,053,655
Interest expense                                   (51,415)            (252,573)             (168,356)           (749,289)
Other income (expense) - net                       (98,284)            (259,753)             (139,143)           (822,751)
                                              ------------         ------------         -------------       -------------
Income before income taxes                      15,455,693            9,303,088            33,034,633          20,481,615
Provision for income taxes                       6,400,000            3,793,000            13,609,000           8,363,000
                                              ------------         ------------         -------------       -------------
Net income                                    $  9,055,693         $  5,510,088         $  19,425,633       $  12,118,615
                                              ============         ============         =============       =============
Basic earnings per share                      $       0.43         $       0.27         $        0.94       $        0.60
                                              ============         ============         =============       =============
Diluted earnings per share                    $       0.41         $       0.26         $        0.90       $        0.58
                                              ============         ============         =============       =============
Weighted average shares
outstanding:
   Basic                                        20,907,949           20,191,366            20,677,517          20,096,997
                                              ============         ============         =============       =============
   Diluted                                      21,850,971           21,046,844            21,697,520          20,721,110
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


                                           FOSSIL, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     UNAUDITED


                                                                             For the 39          For the 39 1/2
                                                                             Weeks Ended           Weeks Ended
                                                                              October 3,            October 4,
                                                                                 1998                  1997
                                                                                 ----                  ----
Operating activities:

   Net income                                                                 $ 19,425,633         $ 12,118,615
   Noncash item affecting net income:
       Minority interest in subsidiaries                                           690,264               35,644
       Depreciation and amortization                                             2,459,340            2,351,535
       Increase in allowance for doubtful accounts                               1,961,811               12,310
       Increase in allowance for returns -
          net of related inventory in transit                                    1,083,205              309,234
       Deferred income tax benefits                                               (943,073)            (651,359)
   Cash from changes in assets and liabilities:
       Accounts receivable                                                     (14,785,215)          (7,311,546)
       Inventories                                                             (22,283,410)          (8,630,565)
       Prepaid expenses and other current assets                                  (678,302)          (2,223,372)
       Accounts payable                                                         10,636,298            7,159,590
       Accrued expenses                                                          6,431,277           (2,740,607)
       Income taxes payable                                                      7,017,020            4,109,402
                                                                              ------------         ------------

               Net cash from operations                                         11,014,848            4,538,881

Investing activities:

   Net assets acquired in business combination/consolidation,
       net of cash received                                                              -           (1,315,703)
   Additions to property, plant and equipment                                   (3,624,250)          (6,300,014)
   (Increase) decrease in intangible and other assets                             (132,771)             308,960
                                                                              ------------         ------------

               Net cash used in investing activities                            (3,757,021)          (7,306,757)

Financing activities:
   Issuance of common stock                                                      6,507,143            2,286,182
   Repurchase of treasury stock                                                 (2,647,272)                   -
   Decrease in minority interests in subsidiaries                                 (389,576)            (498,784)
   (Repayments) increase in notes payable-banks                                 (4,045,995)           1,033,936
                                                                              ------------         ------------
               Net cash (used in) from financing activities                       (575,700)           2,821,334

Effect of exchange rate changes on cash and cash equivalents                       163,022             (293,666)
                                                                              ------------         ------------
Net increase (decrease) in cash and cash equivalents                             6,845,149             (240,208)

Cash and cash equivalents:
   Beginning of period                                                          21,103,581           11,981,246
                                                                              ------------         ------------
   End of period                                                              $ 27,948,730         $ 11,741,038
                                                                              ============         ============



See notes to condensed consolidated financial statements.

                          FOSSIL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

1.       FINANCIAL STATEMENT POLICIES

Basis of Presentation. The condensed consolidated financial statements include the accounts of Fossil, Inc., a Delaware corporation, and its majority-owned subsidiaries (the "Company"). The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the Company's financial position as of October 3, 1998 and the results of operations for the thirteen and thirty-nine week periods ended October 3, 1998, respectively and the results of operations for the thirteen and thirty-nine and one-half week periods ended October 4, 1997, respectively. All adjustments are of a normal, recurring nature.

These interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included in Form 10-K filed by the Company pursuant to the Securities Exchange Act of 1934 for the year ended January 3, 1998. Operating results for the thirteen and thirty-nine week periods ended October 3, 1998, are not necessarily indicative of the results to be achieved for the full year.

Beginning January 1, 1997, the Company changed its fiscal year to reflect the retail-based calendar (containing 4-4-5 week calendar quarters). Due to this change, the Company's 1997 year to date period ended October 4, 1997 contained an additional one-half week for the transition period. This change had an immaterial impact on comparability.

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


                                                              For the 13              For the 39
                                                              Weeks Ended             Weeks Ended
                                                            October 3, 1998         October 3, 1998

Net income, as reported                                       $ 9,055,693            $19,425,633
Current period change in foreign
    currency translation  adjustment                            1,637,815              1,381,866
                                                              -----------            -----------
Comprehensive income                                          $10,693,508            $20,807,499
                                                              ===========            ===========

                                         FOSSIL, INC. AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                  UNAUDITED

2.       INVENTORIES


Inventories consist of the following:

                                                             October 3,            January 3,
                                                                1998                  1998
                                                                ----                  ----

     Components and parts                                   $  4,156,791         $  2,751,719
     Work-in-process                                           2,760,185            2,064,623
     Finished merchandise on hand                             54,727,783           35,707,813
     Merchandise at Company's stores                           6,594,464            5,484,479
     Merchandise in transit from estimated
       Customers' returns                                      6,366,974            5,373,526
                                                            ------------          -----------

                                                            $ 74,606,197         $ 51,382,160
                                                            ============         ============



The Company periodically enters into forward contracts principally to hedge the payment of intercompany inventory transactions with its non-U.S. subsidiaries. Currency exchange gains or losses resulting from the translation of the related accounts, along with the offsetting gains or losses from the hedge, are deferred until the inventory is sold or the forward contract is completed. At October 3, 1998, the Company had hedge contracts to sell 35.1 million German Marks for approximately $20.4 million, expiring through December 1999, 317.4 million Japanese Yen for approximately $2.3 million, expiring through January 1999 and
4.0 billion Italian Lira for approximately $2.4 million, expiring November 1998.


3        STOCKHOLDERS' EQUITY

On May 11, 1998, the Company completed a secondary offering of 2,150,000 shares of Common Stock (plus an additional 152,500 shares on June 9, 1998 pursuant to an underwriter's over-allotment allocation) for an aggregate of 2,302,500 shares. The Company sold 215,000 shares with the remaining shares sold by selling stockholders. The Offering was priced at $19.00 per share of Common Stock.

On September 18, 1998, the Company's Board of Directors authorized management to repurchase up to 500,000 shares of the Company's Common Stock in the open market or privately negotiated transactions (the "Repurchase Program"). During the third quarter 1998, the Company repurchased 188,500 shares of treasury stock under the Repurchase Program at a cost of $2,647,272.

                          FOSSIL, INC. AND SUBSIDIARIES


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


The following is a discussion of the financial condition and results of operations of the Company for the thirteen and thirty-nine week periods ended October 3, 1998 (the "Third Quarter" and "YTD Period," respectively), as compared to the thirteen and thirty-nine and one-half week periods ended October 4, 1997 (the "Prior Year Quarter" and "Prior Year YTD Period"). Due to a change in the Company's fiscal year to reflect the retail-based calendar (containing 4-4-5 week calendar quarters), the Company's Prior Year YTD Period contained an additional one-half week for the transition period. This change had an immaterial impact on the comparability of the periods. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes attached hereto.

General

The Company is a leader in the design, development, marketing and distribution of contemporary, high quality fashion watches and accessories. The Company developed the FOSSIL brand name to convey a distinctive fashion, quality and value message and a brand image reminiscent of "America in the 1950s" that suggests a time of fun, fashion and humor. Since its inception in 1984, the Company has grown from its original flagship FOSSIL watch product into a diversified company offering an extensive line of fashion watches that includes its RELIC and FSL brands as well as complementary lines of small leather goods, belts, handbags and sunglasses under certain of the Company's brands. In addition to developing its own brands, the Company leverages its development and production expertise by designing and manufacturing private label products for some of the most prestigious companies in the world, including national retailers, entertainment companies and theme restaurants.

The Company has further capitalized on the increasing awareness of the FOSSIL brand by entering into various license agreements for other categories of fashion accessories and apparel, such as outerwear, under the FOSSIL brand. In addition, the Company licenses the brands of other companies in order to further leverage its infrastructure. For example, during 1997 the Company entered into a multi-year license agreement with Giorgio Armani to design, manufacture, distribute and market a line of EMPORIO ARMANI watches.

The Company's products are sold to department stores and specialty retail stores in over 70 countries worldwide through Company-owned foreign sales subsidiaries and through a network of approximately 50 independent distributors. The Company's foreign operations include a presence in Europe, South and Central America, the Caribbean, Canada, the Far East, Australia and the Middle East. In addition, the Company's products are offered at Company-owned retail locations throughout the United States and in independently-owned, authorized FOSSIL retail stores and kiosks in major airports in the United States, on cruise ships and in certain international markets. The Company's successful expansion of its product lines and leveraging of its infrastructure has contributed to its increasing net sales and operating profits.

1998 Highlights

o During April 1998, the Company effected a three-for-two stock split effected in the form of a 50% stock dividend to stockholders of record at the close of business on March 25, 1998.
o During April 1998, the Company signed a five-year agreement with Eddie Bauer, Inc. appointing the Company as the exclusive supplier of Eddie Bauer brand watches.
o During May 1998, the Company completed a secondary offering of 2,150,000 shares of its $0.01 par-value common stock (plus an additional 152,500 shares in June 1998 pursuant to an underwriter's over-allotment allocation) of which the Company sold 215,000 shares.
o During September 1998, the Company's Board of Directors authorized management to repurchase up to 500,000 shares of the Company's Common Stock in the open market or privately negotiated transactions. Through October 1998, the Company had repurchased 188,500 shares of Common Stock.


Results of Operations

The following table sets forth, for the periods indicated, (i) the percentages of the Company's net sales represented by certain line items from the Company's condensed consolidated statements of income and (ii) the percentage changes in these line items between the current period and the comparable period of the prior year.


                                                                                            Percentage of
                                      Percentage of                                           Net Sales
                                         Net Sales                                            ---------
                                        For the 13                                   For the         For the 39
                                           Weeks                                    39 Weeks          1/2 Weeks
                                           Ended                                      Ended             Ended
                              October 3,          October 4,       Percentage       October 3,        October 4,       Percentage
                                1998                1997              1997             1998             1997             Change
                                ----                ----              ----             ----             ----             ------

Net sales                      100.0%             100.0%             35.0%            100.0%           100.0%             23.1%
Costs of sales                  50.9               51.3              34.0              50.8             52.1              20.0
                               -----              -----                               -----            -----
Gross profit margin             49.1               48.7              36.2              49.2             47.9              26.6
Selling and distribution
   expenses                     21.7               22.5              30.3              22.9             23.5              20.5
General and administrative
   expenses                      8.4               10.1              13.0               9.9             11.1               9.9
                               -----              -----                               -----            -----
Operating income                19.0               16.1              59.0              16.4             13.3              51.2
Interest expense                (0.1)              (0.4)            (79.6)             (0.4)            (0.4)            (77.5)
Other income
 (expense)-net                  (0.1)              (0.5)            (62.2)             (0.1)            (0.5)            (83.1)
                               -----              -----                               -----            -----
Income before income taxes      18.8               15.2              66.1              16.2             12.4              61.3
Income taxes                     7.8                6.2              68.7               6.7              5.1              62.7
                               -----              -----                               -----            -----
1Net income                     11.0%               9.0%             64.4%              9.5%             7.3%             60.3%
                               =====              =====                               =====            =====

Net Sales. The following table sets forth certain components of the Company's consolidated net sales and the percentage relationship of the components to consolidated net sales for the periods indicated (in millions, except percentage data):



                               Amounts                  % of Total                  Amounts                   % of Total
                               -------                  ----------                  -------                   ----------
                         For the      For the      For the        For the      For the    For the 39     For the       For the 39
                        13 Weeks     13 Weeks     13 Weeks       13 Weeks     39 Weeks    1/2 Weeks      39 Weeks      1/2 Weeks
                          Ended       Ended        Ended          Ended        Ended        Ended         Ended          Ended
                        October 3,  October 4,   October 3,     October 4,   October 3,   October 4,    October 3,     October 4,
                          1998         1997         1998           1997         1998         1997          1998           1997
                          ----         ----         ----           ----         ----         ----          ----           ----
International:
  Europe                $ 14.9       $ 10.3          18%            17%        $ 40.9        $ 30.7          20%            18%
  Other                    7.9          6.2          10             10           19.7          22.6          10             14
                        ------       ------         ---            ---         ------        ------         ---            ---
     Total International  22.8         16.5          28             27           60.6          53.3          30             32
                        ------       ------         ---            ---         ------        ------         ---            ---

Domestic:
   Watch products         39.2         26.9          47             44           90.7          66.9          44             40
   Other products         13.1         12.1          16             20           35.9          32.6          18             20
                        ------       ------         ---            ---         ------         -----       -----            ---
      Total               52.3         39.0          63             64          126.6          99.5          62             60
    Stores                 7.3          5.5           9              9           16.4          12.6           8              8
                        ------       ------         ---            ---         ------         -----       -----            ---
      Total Domestic      59.6         44.5          72             73          143.0         112.1          70             68
                        ------       ------         ---            ---         ------         -----       -----            ---
Total Net Sales         $ 82.4       $ 61.0         100%           100%        $203.6        $165.4         100%           100%
                        ======       ======         ===            ===         ======        ======         ===            ===



The Company reached record level net sales of $82.4 million in the Third Quarter representing an increase of $21.4 million (35%) over the Prior Year Quarter. On a year-to-date basis, net sales climbed to $203.6 million representing an increase of $38.2 million (23%) over the Prior Year YTD Period. Exclusive of an international non-branded premium watch sale of $6 million in the second quarter of 1997, the YTD Period increase in sales would have exceeded 27%. The main catalyst to the Company's top line growth this past quarter and on a year-to-date basis has been the sales volume growth in FOSSIL branded watches. Domestically alone, the increase in this category accounted for nearly one-third of the top line growth for the quarter. Also significantly adding to the third quarter top line growth, were sales volume increases in the private label area which designs and produces products for third party companies. The continued roll-out of Emporio Armani licensed line of watches also grew nicely internationally adding $6.8 million of sales volume overall for the quarter and bringing year-to-date sales of the line to over $15 million. The Company's leather and sunglass accessory lines also recorded double-digit growth during the quarter and year-to-date. Management anticipates that sales volume over the balance of the year will increase approximately 20% over the comparable period in 1997. In addition, management believes that the areas of highest growth over the past several fiscal quarters will continue to represent the greatest opportunities for continued growth during the Company's fourth quarter.

Gross Profit. Gross profit margins were slightly higher in the Third Quarter as compared to the Prior Year Quarter due to the positive influence of Emporio Armani watch sales and the impact of the stronger dollar on the purchase costs of certain watch components. Gross profit margins for the YTD Period exceeded the prior year comparable period primarily as a result of the low gross profit margin realized on the sale of the non-branded premium watches in the second quarter of 1997. Management believes that the Company's gross profit margin over the balance of the year will be in the 48% - 50% range.

Operating expenses. Selling, general and administrative expenses, as a percentage of net sales, for the Third Quarter and the YTD Period were down in comparison to the comparable periods in the prior year as the Company was able to leverage its operating costs against sales volume increases. Management believes that during the Company's 1998 fourth quarter, operating expenses, as a percentage of net sales, will compare favorably to the prior year comparable quarter as the Company should be able to continue to leverage down operating expenses.

Other income (expense) - net. Other income (expense) compared favorably in the 1998 periods when compared to their respective 1997 periods. The favorable comparison was mainly due to increased interest income and a reduction in minority interest expenses resulting from the Company's purchase of minority interests in both an assembly facility and its Italy-based operations last year.

Year 2000 Readiness Disclosue. Computer programs that were written using two digits rather than four digits to define the applicable year may recognize a date using "00" as the year 1900 rather than the year 2000. This result is commonly referred to as the "Year 2000" problem. The Year 2000 problem could result in information system failures or miscalculations. Beginning in 1997, the Company initiated a program to evaluate whether internally developed and/or purchased computer software that utilize embedded date codes could experience operational problems when the year 2000 is reached. The scope of this effort addressed internal computer systems and supplier capabilities. The Company is completing an extensive review of its businesses to determine whether or not purchased and internally developed computer programs are Year 2000 compliant, as well as the remedial action and related costs associated with any required modifications or replacements. A significant amount of information has been collected and analyzed as part of this review; however, the process will not be completed until the end of 1998. The Company plans to complete all remediation efforts for its critical systems prior to the year 2000. Based upon its evaluation to date, management currently believes that, while the Company will incur internal and external costs to address the Year 2000 problem, such costs will not have a material impact on the operations, cash flows or financial condition of the Company in future years.

Liquidity and Capital Resources.

Historically the Company has not incurred substantial cash requirements during the first several months of its fiscal year but has increased cash needs starting in the second quarter, typically reaching its peak borrowing needs in the September - November time frame. The additional cash needs have generally been to finance the accumulation of inventory and the build-up in accounts receivable. During 1997 and the YTD Period of 1998, the Company has significantly increased its cash flow from operations leaving the Company with approximately $28 million in cash as of October 3, 1998 in comparison to $12 million at the same point in the prior year. In addition, the Company had working capital of $94 million and borrowings of only $4 million against its combined $43 million bank credit facilities. The Company also completed a secondary offering of its common stock during May 1998 from which the Company received approximately $3.6 million in cash for working capital needs. Management believes that cash on hand will allow the Company to significantly reduce its financing needs during 1998 and combined with the credit facilities available to the Company will be sufficient to satisfy its working capital expenditure requirements for at least the next eighteen months.

Forward Looking Statements

The statements contained in this Quarterly Report on Form 10-Q, including, but not limited to statements in Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical facts are "forward-looking statements" and involve a number of uncertainties. The actual results of the future events could differ materially from those stated in such "forward-looking statements". Among the factors that could cause actual results to differ materially are general economic conditions, competition, government regulation and possible future litigation, as well as the risks and uncertainties set forth on the Company's Current Report on Form 8-K dated March 31, 1997.

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


                                FOSSIL, INC.



Date: November 16, 1998         /s/ Randy S. Kercho
                                -------------------
                                Randy S. Kercho
                                Executive Vice President and Chief Financial
                                Officer
                                (Principal financial and accounting officer duly
                                authorized to sign on behalf of Registrant)