Form 10-K
period 1999-01-02
FOSSIL INC
filed 1999-04-02
CIK 883569

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-K
(Mark One)
    X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   ---    EXCHANGE ACT OF 1934

                      FOR THE FISCAL YEAR ENDED JANUARY 2, 1999

                                         OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    ---   EXCHANGE ACT OF 1934

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                            ---

     The aggregate market value of Common Stock held by nonaffiliates of the registrant, based on the sale trade price of the Common Stock as reported by the Nasdaq National Market on March 30, 1999, was $339,326,309. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant. As of March 30, 1999, 20,937,580 shares of Common Stock were outstanding.

                        DOCUMENTS INCORPORATED BY REFERENCE

     The Company's definitive proxy statement in connection with the Annual Meeting of Stockholders to be held May 26, 1999, to be filed with the Commission pursuant to Regulation 14A, and the Company's Annual Report to Stockholders are incorporated by reference into Part III of this report.

                                      PART I

ITEM 1.  BUSINESS

GENERAL

     Fossil, Inc. (the "Company") is a Delaware corporation formed in December 1991 and is the successor to a Texas corporation formed in 1984. In 1993, the Company completed an initial public offering (the "Offering") of 2,760,000 shares of common stock, par value $.01 (the "Common Stock"). On March 4, 1998, the Board of Directors of the Company declared a three-for-two stock split of the Company's Common Stock which was effected in the form of a stock dividend paid on April 8, 1998 to stockholders of record on March 25, 1998. On May 11, 1998, the Company completed a secondary offering of 2,150,000 shares of Common Stock (plus an additional 152,500 shares on June 9, 1998 pursuant to an underwriter's over-allotment allocation) for an aggregate of 2,302,500 shares.

     The Company's principal executive offices are located at 2280 N. Greenville Avenue, Richardson, Texas 75082, and its telephone number at such address is
(972) 234-2525.

     The Company is a leader in the design, development, marketing and distribution of contemporary, high quality fashion watches and accessories. The Company developed the FOSSIL-Registered Trademark- brand name to convey a distinctive fashion, quality and value message and a brand image reminiscent of "America in the 1950s" that suggests a time of fun, fashion and humor. Since its inception in 1984, the Company has grown from its original flagship FOSSIL watch product into a diversified company offering an extensive line of fashion watches that includes its RELIC-Registered Trademark- and FSL-TM- brands as well as complementary lines of small leather goods, belts, handbags and sunglasses under certain of the Company's brands. In addition to developing its own brands, the Company leverages its development and production expertise by designing and manufacturing private label products for some of the most prestigious companies in the world, including national retailers, entertainment companies and theme restaurants. The Company's successful expansion of its product lines has contributed to its increasing net sales and operating profits.

     The Company has further capitalized on the increasing awareness of the FOSSIL brand by entering into various license agreements for other categories of fashion accessories and apparel, such as men's underwear and lounge wear and, most recently, outerwear and optical frames under the FOSSIL brand. In addition, the Company licenses the brands of other companies in order to further leverage its infrastructure. For example, in 1997 the Company entered into a multi-year license agreement with Giorgio Armani to design, manufacture, distribute and market a line of EMPORIO ARMANI-Registered Trademark- watches.

     The Company sells its products in approximately 15,000 retail locations in the United States through a diversified distribution network that includes approximately 2,000 department store doors, such as Federated/Macy's, May Department Stores and Dillard's for its FOSSIL brand and JCPenney and Sears for its RELIC brand, as well as approximately 13,000 specialty retail locations. The Company also sells its products through a network of 37 Company-owned stores within the United States, with nine retail stores located in premier retail malls and 28 outlet stores located in major outlet malls.

     The Company's products are sold to department stores and specialty retail stores in over 80 countries worldwide through Company-owned foreign sales subsidiaries and through a network of approximately 50 independent distributors. The Company's foreign operations include a presence in Europe, South and Central America, the Caribbean, Canada, the Far East, Australia and the Middle East. In addition, the Company's products are offered at retail locations in major airports in the United States, on cruise ships and in independently-owned, authorized
FOSSIL retail stores and kiosks in certain international markets.

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

     The Company's operations in Hong Kong relating to the procurement of watches from various manufacturing sources are conducted by Fossil (East) Limited ("Fossil East"), a wholly owned subsidiary of the Company organized under the laws of Hong Kong and acquired by the Company in 1992. Fossil Europe B.V. ("Fossil B.V."), a Netherlands holding company established in May 1993, is a wholly owned subsidiary of the Company. Fossil Europe GmbH ("Fossil GmbH") is a wholly owned German subsidiary of Fossil B.V., which markets and resells the Company's products throughout Europe. Fossil Italia, S.r.l. ("Fossil Italy"), a wholly owned Italian subsidiary of Fossil B.V., was formed in June 1994 and markets and sells the Company's products in Italy. Fossil France EURL, S.a.r.l. ("Fossil France"), a wholly owned subsidiary of Fossil B.V., was formed in 1995 to market and sell the Company's products in France. Fossil Spain, S. A. ("Fossil Spain"), a wholly owned subsidiary of Fossil B.V., was formed in 1996 and markets and sells the Company's products in Spain. Fossil Singapore, Ltd. ("Fossil Singapore"), a majority owned subsidiary of the Company, was formed in 1998 and markets and sells the Company's products in Singapore.

FORWARD-LOOKING INFORMATION

     The statements contained in this Annual Report on Form 10-K ("Annual Report") that are not historical facts, including, but not limited to, statements found in this Item 1. Business and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in the Annual Report could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: general economic conditions, competition, government regulation and possible future litigation, as well as the risks and uncertainties discussed in this Annual Report, including, without limitation, the portions referenced above, and the risks and uncertainties set forth on the Company's Current Report on Form 8-K dated March 30, 1999.

INDUSTRY OVERVIEW

WATCH PRODUCTS

     The Company believes that the current market for watches in the United States can be divided into four segments. One segment of the market consists of fine watches characterized by internationally known brand names such as Concord, Piaget and Rolex. Watches offered in this segment are usually made of precious metals or stainless steel and may be set with precious gems. These watches are often manufactured in Switzerland and are sold by trade jewelers and in the fine jewelry departments of better department stores and other purveyors of luxury goods at retail prices ranging from $1,500 to $20,000. A second segment of the market consists of fine premium branded and designer watches manufactured in Switzerland and the Far East such as Gucci, Rado, Raymond Weil, Seiko and Swiss Army. These watches are sold at retail prices generally ranging from $150 to $1,500. The Company's EMPORIO ARMANI line generally competes in this market segment. A third segment of the market consists of watches sold by mass marketers, which include certain watches sold under the Timex brand name as well as certain watches sold by Armitron under various brand names and labels. Retail prices in this segment range from $5 to $40.

     The fourth segment of the market consists of moderately priced watches characterized by contemporary fashion and well known brand names. Moderately priced watches are typically manufactured in Japan or Hong Kong and are sold by department stores and specialty stores at retail prices ranging from $40 to $150. This market segment is targeted by the Company and its principal competitors, including the companies that market watches under the Guess?, Anne Klein II, Kenneth Cole and Swatch brand names, whose products attempt to reflect emerging fashion trends in accessories and apparel. Some of the watches in this sector are manufactured under license agreements with companies that market watches under various brand names, including Guess?, Anne Klein II and Kenneth Cole. The Company believes that one reason for the growth of this sector has been that fashion-conscious consumers have increasingly come to regard branded fashion watches not only as time pieces but also as fashion accessories. This trend has resulted in consumers owning multiple watches that may differ significantly in terms of style, features and cost.

FASHION ACCESSORIES

     The Company believes that the fashion accessories market in the United States includes products such as small leather goods, handbags, belts, eyewear, neckwear, underwear, lounge wear, costume jewelry, gloves, hats, hosiery and socks. The Company believes that one reason for the growth in this line of business is that consumers are becoming more aware of accessories as fashion statements, and as a result, are purchasing brand name, quality items that complement other fashion items. These fashion accessory products are generally marketed through mass merchandisers, department stores and specialty shops, depending upon price and quality. Higher price point items include products offered by Coach, Dooney & Burke, Ralph Lauren and Donna Karan.

     Moderately priced fashion accessories are typically marketed in department stores and are characterized by contemporary fashion and well known brand names at reasonable price points, such as FOSSIL and RELIC. The Company currently offers small leather goods, handbags, belts, eyewear for both men and women and men's underwear and lounge wear through department stores and specialty retailers in the moderate to upper-moderate price range. Companies such as Calvin Klein, Tommy Hilfiger, Guess?, Nine West, Kenneth Cole and Liz Claiborne currently operate in this market.

BUSINESS STRATEGY

     The Company's long-term goal is to capitalize on the strength of its growing consumer brand recognition and capture an increasing share of a growing number of markets by providing consumers with fashionable, high quality, value-driven products. In pursuit of this goal, the Company has adopted operating and growth strategies that provide the framework for the Company's future growth, while maintaining the consistency and integrity of its brands.

OPERATING STRATEGY

- FASHION ORIENTATION AND DESIGN INNOVATION. The Company is able to market its products to consumers with differing tastes and lifestyles by offering a wide range of product categories at a variety of price points. The Company attempts to stay abreast of emerging fashion and lifestyle trends affecting accessories and apparel, and it responds to these trends by making adjustments in its product lines several times each year. The Company differentiates its products from those of its competitors principally through innovations in fashion details, including variations in the treatment of dials, crystals, cases, straps and bracelets for the Company's watches and innovative treatments and details in its other accessories.

- COORDINATED PRODUCT PROMOTION. The Company coordinates in-house product design, packaging, advertising and in-store presentations to more effectively and cohesively communicate to its target markets the themes and images associated with its brands. For example, many of the Company's FOSSIL brand products and certain of its accessory products are packaged in metal tins decorated with nostalgic "America in the 1950s" designs consistent with the Company's marketing strategy and product image. In addition, the Company generally markets its fashion accessory lines through the same distribution channels as its watch lines, using similar in-store presentations, graphics and packaging.

- PRODUCT VALUE. The Company's products provide value to the consumer by offering fashionable, high quality components and features at suggested retail prices generally below those of competitive products of comparable quality. The Company is able to offer its watches at a reasonable price point by manufacturing them principally in the Far East at lower cost than comparable quality watches manufactured in Switzerland. In addition, the Company is able to offer its accessories at reasonable prices because of its close relationships with manufacturers in the Far East. Unlike certain of its principal competitors, the Company does not pay royalties on most of its products, which the Company believes allows it to enjoy certain cost advantages that enhance its ability to achieve attractive profit margins.

- CAPTIVE SUPPLIERS. The Company owns a majority interest in a number of watch assemblers with locations in Hong Kong and China. In addition, the Company maintains close relationships with accessory manufacturers in the Far East. The Company believes these relationships create a significant competitive advantage, as they allow the Company to produce quality products, reduce the delivery time to market and improve overall operating margins.

- ACTIVELY MANAGE RETAIL SALES. The Company manages the retail sales process by monitoring customer sales and inventory levels by product category and style, primarily through EDI, and by assisting retailers in the conception, development and implementation of their marketing programs. As a result, the Company believes it enjoys close relationships with its principal retailers, often allowing it to influence the mix, quantity and timing of customer purchasing decisions.

- CENTRALIZED DISTRIBUTION. The Company distributes substantially all of its products sold in the United States and certain of its products sold in international markets from its warehouse and distribution center in Richardson, Texas. The Company also distributes its products to international markets from warehouse and distribution centers located in Germany, Italy, Hong Kong and Japan. The Company believes its centralized distribution capabilities enable it to reduce inventory risk, increase flexibility in meeting the delivery requirements of its customers and maintain significant cost advantages as compared to its competitors.

GROWTH STRATEGY

- INTRODUCE NEW PRODUCTS. The Company continually introduces new products within its existing brands and through brand extensions to attract a wide range of consumers with differing tastes and lifestyles. For example, in mid-1996 the Company introduced its FOSSIL BLUE line of watches, its FOSSIL Steel line in mid-1997, its BLUE TEQ line in late 1997 and its BIG TIC brand in the fall of 1998. In addition, the Company introduced its line of RELIC leather goods in 1997, its line of nylon bags and FSL sport bags in early 1998 and FOSSIL STEEL and FOSSIL BLUE sunwear in 1998.

- EXPAND INTERNATIONAL BUSINESS. The Company increased its efforts to align its FOSSIL brand watches sold internationally with its successful domestic assortments. The Company believes these efforts will increase its global brand recognition and allow it to leverage this recognition to successfully market the Company's accessory lines in international markets.

- ENTER INTO LICENSE AGREEMENTS. The Company leverages its brand recognition and its design and marketing expertise to expand the scope of its product offerings through the selective licensing of new product categories that complement its existing products. For example, the Company entered into license agreements with London Fog Industries in 1998 to offer FOSSIL outerwear beginning with the fall line in 1999 and with Safilo Group in 1999 to offer FOSSIL optical frames in the United States and Canada and optical frames and sunglasses in Italy later in 1999.

- EXPAND RETAIL LOCATIONS. The Company is currently expanding its Company-owned FOSSIL retail and outlet locations to further strengthen its brand image. The Company currently operates 37 retail and outlet stores and plans to open an additional six retail stores and five outlet stores in 1999. The Company also intends to continue to offer its products through additional independently-owned, authorized FOSSIL retail stores in airports, on cruise ships and in international markets.

- LEVERAGE INFRASTRUCTURE. The Company believes it has the design, marketing, manufacturing and distribution infrastructure in place to allow it to manage and grow its businesses. The Company continues to develop additional products and brands and seeks additional businesses and products to complement its existing business and allow it to leverage its existing infrastructure.

PRODUCTS

     The Company designs, develops, markets and distributes fashion watches and accessories, including sunglasses, small leather goods, belts and handbags, principally under the FOSSIL, RELIC and FSL brand names.

WATCH PRODUCTS

     In 1986, the Company introduced FOSSIL watches, its flagship product. The Company introduced its RELIC watches in 1990 and introduced its FSL watches in 1995. Since 1986, the Company has also contracted with retailers and other customers for the manufacture of watches primarily for sale under private labels. Sales of the Company's watches for fiscal years 1998, 1997 and 1996 accounted for approximately 75.5%, 72.4% and 71.9%, respectively, of the Company's gross sales.

     The following table sets forth certain information with respect to the Company's watches:

                SUGGESTED PRICE                          DISTRIBUTION
WATCH BRANDS      POINT RANGE    AVERAGE PRICE             CHANNELS                      BRAND NAMES
------------      -----------    -------------             --------                      -----------
FOSSIL             $55-120           $73          Major dept. stores (Dayton     BLUE TEQ, Dress, DRT, F2, FOSSIL
                                                  Hudson Corp., Dillard's,       Steel, FOSSIL BLUE, BIG TIC,
                                                  Federated/Macy's, May Dept.    FOSSIL Sterling, DEFENDER,
                                                  Stores, Mercantile Stores      Limited Edition, Skeleton,
                                                  Company, Inc., Nordstrom,      Vintage
                                                  Inc. and Profitts)

RELIC              $45-75            $58          Major retailers (Ames Dept.    Dressy, Metal Sport, Moon,
                                                  Stores, Bealls Dept. Stores,   Novelty, Pendant, Pocket,
                                                  JCPenney, Kohl's Department    RELIC Wet, RELIC
                                                  Stores, Inc., Montgomery       Adjust-A-Link, RELIC
                                                  Ward & Co., Sears, Service     Stainless Steel, Skeleton,
                                                  Merchandise Co., Inc., SRI,    Sport
                                                  Uptons)

FSL                $30-150           $60          Major dept. stores, specialty  FSL
                                                  gift and apparel and sport
                                                  specialty stores


     PRIVATE LABEL AND PREMIUM PRODUCTS. The Company designs, markets and arranges for the manufacture of watches on behalf of certain retailers, entertainment companies, theme restaurants and other corporate customers such as Warner Bros. and Disney, as private label products or as premium and incentive items for use in various corporate events. Under this arrangement, the Company performs design and product development functions as well as acts as a sourcing agent for its customers by contracting for the manufacture of watches, managing the manufacturing process, inspecting the finished watches, purchasing the watches and arranging for their shipment to the United States. Participation in the private label and premium businesses provide the Company with certain advantages, including increased manufacturing volume, which may reduce the costs of manufacturing the Company's other watch products, and the strengthening of business relationships with its manufacturing sources. These lines provide income to the Company with reduced inventory risks and certain other carrying costs.

     EMPORIO ARMANI OROLOGI. In 1997, the Company entered into a multi-year, worldwide license agreement with Giorgio Armani for the manufacture, distribution and sale for a line of EMPORIO ARMANI watches. These products are sold through major department stores, specialty retailers and jewelry stores at retail prices generally ranging from $125 to $500 with an average price of $238.

     LICENSED WATCHES. The Company has entered into a number of license agreements for the sale of collectible watches under the Company's brands. Under these agreements, the Company designs, manufactures and markets the goods bearing the trademarks, trade names and logos of various entities through major department stores within the Company's channels of distribution. Sales of collectible watches in 1998 included Felix the Cat, Mickey & Co., the X Files, Pink Panther, Peanuts, the Simpsons and I Love Lucy.

FASHION ACCESSORIES

     In order to leverage the Company's design and marketing expertise and its close relationships with its principal retail customers, the Company has developed a line of sunglasses, men's and women's small leather goods, men's and women's belts, and handbags under the FOSSIL brand and selected fashion accessories under the RELIC and FSL brands. The Company currently sells its fashion accessories through a number of its existing major department store and specialty retail store customers. The Company generally markets its fashion accessory lines through the same distribution channels as its watch business, using similar in-store presentations, graphics and packaging. These fashion accessories are typically sold in locations adjacent to watch departments, which may lead to purchases by persons who are familiar with the Company's watches. Sales of the Company's accessory lines for fiscal years 1998, 1997 and 1996 accounted for approximately 23.5%, 26.4% and 26.5%, respectively of the Company's gross sales.

     SUNGLASSES. In 1995, the Company introduced a line of sunglasses sold under the FOSSIL brand name. The FOSSIL Sunwear collection offers designs for both men and women. The sunglass line features optical quality lenses in both plastic and metal frames, with classic and fashion styling similar to other FOSSIL products. Suggested retail prices for the Company's FOSSIL brand sunglasses generally range from $28 to $75 with an average price of $35.

     SMALL LEATHER GOODS AND BELTS. In 1992, the Company introduced a line of small leather goods and belts for women sold under the FOSSIL brand name. In July 1993, the Company introduced a line of small leather goods for men under the FOSSIL brand name and expanded the men's line to include belts in April 1994. These small leather goods are made of fine leathers and include items such as mini-bags, coin purses, key chains and wallets. Retail prices for the Company's FOSSIL brand small leather goods generally range from $15 to $70, with an average price of $35. Retail prices for the Company's FOSSIL brand men's and women's belts generally range from $20 to $40 with an average price of $26. In addition, the Company has introduced a line of small leather goods and belts under the RELIC brand name, with suggested retail prices generally ranging from $14 to $24.

     HANDBAGS. In 1996, the Company introduced a line of FOSSIL handbags and recently introduced an additional line of handbags under the FSL brand name. The Company's handbags are made of a variety of fine leathers and other materials. These products emphasize classic styles and incorporate a variety of creative designs. Suggested retail prices for the Company's handbags generally range from $35 to $170 with an average price of $85.

LICENSED PRODUCTS

     In order to complement the Company's existing line of products and to increase consumer awareness of the FOSSIL brand, the Company has entered into various license agreements for other categories of fashion accessories and apparel. These license agreements provide for royalty income to the Company based on a percentage of net sales and are subject to certain guaranteed minimum royalties.

     MEN'S UNDERWEAR AND LOUNGE WEAR. The Company entered into a multi-year license agreement with Tugaloo River Boxer Co. for the manufacture, marketing and sale of men's underwear, sleepwear and lounge wear in the United States under the FOSSIL brand. This product line was introduced in December 1997 and is available at better department stores and specialty retailers in the United States.

     APPAREL. The Company entered into a multi-year license agreement with London Fog in 1998 for the manufacture, marketing and sale of outerwear in the United States under the FOSSIL brand. This line is currently scheduled to be introduced in the fall of 1999. The Company also entered into a multi-year license agreement with Itochu Fashion Systems Co., Ltd. for the manufacture, marketing and sale of casual shirts, knit tops, pants, jackets and related separates for everyday wear in Japan under the FOSSIL brand.

     FUTURE PRODUCTS. In March 1999, the Company entered into a multi-year license agreement with the Safilo Group for the manufacture, marketing and sale of optical frames under the FOSSIL brand in the United States and Canada and optical frames and sunglasses in Italy. The line is currently scheduled for introduction to optical stores later in 1999. In addition, the Company continually evaluates opportunities to expand its product offerings in the future to include other accessory or apparel lines that would complement its existing product.

DESIGN AND DEVELOPMENT

     The Company's products are created and developed by its in-house design staff in cooperation with various outside sources, including its manufacturing sources and component suppliers. Product design ideas are drawn from various sources and are reviewed and modified by the design staff to ensure consistency with the Company's existing product offerings and the themes and images that it associates with its products. Senior management is actively involved in the design process.

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

MARKETING AND PROMOTION

     The Company's current FOSSIL brand advertising themes aim at evoking nostalgia for the simpler values and more optimistic outlook of the 1950s through the use of images of cars, trains, airliners and consumer products that reflect the classic American tastes of the period. These images are carefully coordinated in order to convey the flair for fun, fashion and humor that the Company associates with its products. The Company's nostalgic "America in the 1950s" tin packaging concept for many of its watch products and certain of its accessories is an example of these marketing themes. The tins have become a signature piece to the FOSSIL image and have become popular with collectors.

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

     The Company's in-house advertising department designs, develops and implements all aspects of the packaging, advertising, marketing and sales promotion of the Company's products. The advertising staff uses computer-aided design techniques to generate the images presented on product packaging and other advertising materials. The Company believes that the use of computers encourages greater creativity and reduces the time and cost required to incorporate new themes and ideas into effective product packaging and other advertising materials. Senior management is involved in monitoring the Company's advertising and promotional activities to ensure that themes and ideas are communicated in a cohesive manner to the Company's target audience.

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

SALES AND CUSTOMERS

     The Company sells its products in approximately 15,000 retail locations in the United States through a diversified distribution network that includes approximately 2,000 department store doors, such as Federated/Macy's, May Department Stores and Dillard's for its FOSSIL brand and JCPenney and Sears for its RELIC brand, as well as approximately 13,000 specialty retail locations. The Company also sells its product at Company-owned FOSSIL retail stores located at retail malls in the United States and sells certain of its products at Company-owned FOSSIL outlet stores located at major outlet malls throughout the United States. The Company also sells its products at retail locations in major airports in the United States, on cruise ships and in independently-owned, authorized FOSSIL retail stores and kiosks in certain international markets. The Company generally does not have long-term contracts with any of its retail customers. All transactions between the Company and its retail customers are conducted on the basis of purchase orders, which generally require payment of amounts due to the Company on a net 30-day basis.

     DEPARTMENT STORES. For fiscal years 1998, 1997 and 1996, domestic department stores accounted for approximately 48.4%, 45.2% and 46.6% of the Company's net sales, respectively. In addition, in the same periods, the Company's 10 largest customers represented approximately 47.0%, 45.0% and 47.0% of net sales, respectively. For fiscal year 1996, Dillard's accounted for approximately 10.0% of the Company's net sales. No other customer accounted for more than 10% of the Company's net sales in fiscal years 1998, 1997 and 1996. Certain of the Company's customers are under common ownership. Sales to the department store group under common ownership by Federated Department Stores accounted for approximately 10.0%, 10.8% and 11.1% of the Company's net sales in fiscal years 1998, 1997 and 1996, respectively. No other customer, when considered as a group under common ownership, accounted for more than 10% of the Company's net sales in fiscal years 1998, 1997 and 1996.

     INTERNATIONAL SALES. The Company's products are sold to department stores and specialty retail stores in over 80 countries worldwide through Company-owned foreign sales subsidiaries and through a network of approximately 50 independent distributors. The Company's foreign operations include a presence in Europe, South and Central America, the Caribbean, Canada, the Far East, Australia and the Middle East. Foreign distributors generally purchase products at uniform prices established by the Company for all international sales and resell them to department stores and specialty retail stores. The Company generally receives payment from its foreign distributors in United States currency. During the fiscal years 1998, 1997 and 1996, international and export sales accounted for approximately 29%, 31% and 30% of net sales, respectively.

     COMPANY-OWNED FOSSIL STORES. In 1995, the Company commenced operations of FOSSIL outlet stores at selected major outlet malls throughout the United States. The Company operated 28 outlet stores at the end of fiscal year 1998. These stores, which operate under the FOSSIL name, enable the Company to liquidate excess inventory and increase brand awareness. The Company's products in such stores are generally sold at discounts from 25% to 50% off the suggested retail price. The Company intends to open five additional outlet stores in 1999.

     In 1996, the Company commenced operations of full priced FOSSIL retail stores at some of the most prestigious retail malls in the United States in order to broaden the recognition of the FOSSIL brand name. The Company currently operates nine retail stores, located at Scottsdale Fashion Square (Scottsdale, Arizona), Universal Studios City Walk (Los Angeles, California), Aventura Mall (Aventura, Florida), the Galleria (Dallas, Texas and Houston, Texas), The Mall at Short Hills (Millburn, New Jersey), The Mall of America (Minneapolis, Minnesota), Tuttle Crossing (Columbus, Ohio) and Woodfield Mall (Schaumburg, Illinois). These stores, which operate under the FOSSIL name, carry a full assortment of FOSSIL merchandise which is generally sold at the suggested retail price. The Company intends to open six additional retail stores in 1999.

     INTERNET SALES. In November 1995, the Company began offering various products for sale to consumers through America Online's Market Place. The Company currently offers products through a "storefront" on America Online that is connected to the Company's website. These products include selected FOSSIL watches, sunglasses and leather goods, as well as NFL and NBA licensed watches. In November 1996, the Company established its own website at www.fossil.com. In addition to offering selected FOSSIL products, the Company also provides Company news and information, product announcements and promotional contests on the website.

     SALES PERSONNEL. The Company historically has relied on in-house sales personnel for the FOSSIL brand. The Company utilizes independent sales representatives to help develop the market for the FSL watch line into sports specialty stores and to expand the distribution of RELIC watches to selected retailers and to promote the sale of the Company's leather goods to certain specialty retailers. As of the end of fiscal year 1998, the Company had 75 in-house sales and customer service employees and 40 independent sales representatives. The Company's in-house sales personnel receive a salary and, in some cases, a commission based on a percentage of gross sales attributable to specified accounts. Independent sales representatives generally do not sell competing product lines and are under contracts with the Company that are generally terminable by either party upon 30 days' prior notice. These independent contractors are compensated on a commission basis.

     CUSTOMER SERVICE. During the past several years, the retail industry has undergone significant consolidation. As a result of these developments, department stores and other major retailers have generally become more dependent on the resources and market expertise of their suppliers. The Company believes that this dependence has created opportunities for suppliers that provide superior service to their retail customers and are able to manage the retail sales process effectively. In order to take advantage of the opportunities presented by this increasing dependence, the Company has developed an approach to managing the retail sales process that involves monitoring its customers' sales and inventories by product category and style, primarily through EDI, and assisting in the conception, development and implementation of their marketing programs. For example, the Company reviews weekly selling reports prepared by certain of its principal customers and has established an active EDI program with certain of its customers. The Company also places significant emphasis on the establishment of cooperative advertising programs with its major retail customers. The Company believes that its management of the retail sales process has resulted in close relationships with its principal customers, often allowing it to influence the mix, quantity and timing of their purchasing decisions.

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

     The Company permits the return of damaged or defective products. In addition, although it has no obligation to do so, the Company accepts limited amounts of product returns from its customers in certain other instances. Accordingly, the Company provides allowances for the estimated amount of product returns. The allowances for product returns for the fiscal years 1998, 1997 and 1996 were $13,966,000, $10,576,000 and $8,854,000, respectively. Since 1990, the
Company has not experienced any returns in excess of the aggregate allowances therefor.

BACKLOG

     For fiscal year 1998, the Company had unfilled customer orders of approximately $22,237,000 compared to $16,223,000 and $15,852,000 for fiscal years 1997 and 1996, respectively. It is the practice of a substantial number of the Company's customers not to confirm orders by delivering a formal purchase order until a relatively short time prior to the shipment of goods. As a result, the amounts shown above include confirmed orders and orders that the Company believes will be confirmed by delivery of a formal purchase order. A majority of such amounts represent orders that have been confirmed. The remainder of such amounts represent orders that the Company believes, based on industry practice and prior experience, will be confirmed in the ordinary course of business. The Company's backlog at a particular time is affected by a number of factors, including seasonality and the scheduling of the manufacture and shipment of products. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

MANUFACTURING

     The Company's products are manufactured to its specifications by independent contractors and by companies in which the Company holds a majority interest. Substantially all of the Company's watches are manufactured by approximately 29 factories located primarily in Hong Kong and China, and to a lesser extent in Japan. The Company believes that its policy of outsourcing products allows it to achieve increased production flexibility while avoiding significant capital expenditures, build-ups of work-in-process inventory and the costs of managing a substantial production work force.

     The principal components used in the manufacture of the Company's watches are cases, crystals, dials, movements and straps. These components are obtained by the Company's manufacturing sources from a large number of suppliers located principally in Hong Kong, Japan, China, Taiwan, Italy and Korea. The Company estimates that the majority of the movements used in the manufacture of the Company's watches are supplied by two principal vendors. No other single component supplier accounted for more than 10% of component supplies in 1998. Although the Company does not normally engage in direct transactions with component suppliers, in some cases it actively reviews the performance of such suppliers and makes recommendations to its manufacturing sources regarding the sourcing of components. The Company does not believe that its business is materially dependent on any single component supplier.

     The Company believes that it has established and maintains close relationships with a number of watch manufacturers located in Hong Kong and Japan. In 1998, three separate watch manufacturers in which the Company holds a majority interest, each accounted for 10% or more of the Company's watch supplies. The loss of any one of these manufacturers could temporarily disrupt shipments of certain of the Company's watches. However, as a result of the number of suppliers from which the Company purchases its watches, the Company believes that it could arrange for the shipment of goods from alternative sources within approximately 30 days on terms that are not materially different from those currently available to the Company. Accordingly, the Company does not believe that the loss of any single supplier would have a material adverse effect on the Company's business. In general, however, the future success of the Company will depend upon its ability to maintain close relationships with its current suppliers and to develop long-term relationships with other suppliers that satisfy the Company's requirements for price and production flexibility.

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

QUALITY CONTROL

     The Company's quality control program attempts to ensure that its products meet the standards established by its design staff. Samples of products are inspected by the Company prior to the placement of orders with manufacturing sources to ensure compliance with its specifications. The operations of the Company's manufacturing sources located in Hong Kong are monitored on a periodic basis by Fossil (East).

Substantially all of the Company's watches and certain of its other accessories are inspected by personnel of Fossil East or by the manufacturer prior to shipment to the Company. In addition, the Company performs quality control checks on its products upon receipt at the Company's facility.

DISTRIBUTION

     Upon completion of manufacturing, the Company's products are shipped to its warehousing and distribution centers in Richardson, Texas, Italy, Japan, Hong Kong and Germany from which they are shipped to customers in selected markets. Since July 1997, the Company has owned and operated a new warehouse and distribution facility in Richardson, Texas, adjacent to the Company's headquarters, to maximize the Company's inventory management and distribution capabilities.

     The Company's warehouse and distribution facility is operated in a special purpose subzone established by the United States Department of Commerce Foreign Trade Zone Board. As a result of the establishment of the subzone, the Company enjoys certain economic and operational advantages: (i) the Company may not have to pay duty on imported merchandise until it leaves the subzone and enters the United States market, (ii) the Company does not pay any United States duty on merchandise if the imported merchandise is subsequently re-exported, and (iii) the Company does not pay local property tax on inventory located within the subzone.

MANAGEMENT INFORMATION SYSTEMS

     INVENTORY CONTROL. The Company maintains inventory control systems at its facilities that enable it to track each item of merchandise from receipt from its manufacturing sources, through shipment to its customers. To facilitate this tracking, a significant number of products sold by the Company are pre-ticketed and bar coded prior to shipment to its retail customers. The Company's inventory control systems report shipping, sales and individual SKU level inventory information. The Company manages the retail sales process by monitoring customer sales and inventory levels by product category and style, primarily through EDI. The Company believes that its distribution capabilities enable it to reduce inventory risk and increase flexibility in responding to the delivery requirements of its customers. The Company's management believes that its EDI efforts will continue to grow in the future as customers focus further on increasing operating efficiencies. In addition, the Company maintains systems that are designed to track inventory movement through the FOSSIL retail and outlet stores. Detailed sales transaction records are accumulated on each store's UNIX-based point-of-sale ("POS") system and polled nightly by the Company on a system that runs on an IBM RS/6000 system.

     YEAR 2000. Beginning in 1997, the Company initiated a program to evaluate whether internally developed and purchased computer programs that utilize embedded date codes could experience operational problems when the year 2000 is reached. The results of this program indicated that certain of the Company's systems and the systems of certain of its customers and vendors require remediation to properly address the Year 2000 problem. The Company plans to complete all remediation efforts for its critical systems prior to the year 2000. Based upon its evaluation to date, management currently believes that while the Company will incur internal and external costs to address the Year 2000 problem, such costs will not have a material impact on the operations, cash flows or financial condition of the Company in future years. SEE Management's Discussion and Analysis of Financial Condition and Results of Operation contained in the Company's Annual Report to Stockholder which is an exhibit to this Annual Report on Form 10-K.

WARRANTY AND REPAIR

     The Company's FOSSIL watch products are covered by a limited warranty against defects in materials or workmanship for a period of 11 years from the date of purchase. The Company's sunglass line is covered by a one year limited warranty against defects in materials or workmanship. Defective products returned by consumers are processed at the Company's warehousing and distribution centers. In most cases, defective products under warranty are repaired by the Company's personnel. Products under warranty that cannot be repaired in a cost-effective manner are replaced by the Company at no cost to the customer. The Company also performs watch repair services on behalf of certain of its private label customers.

GOVERNMENTAL REGULATIONS

     IMPORTS AND IMPORT RESTRICTIONS. Most of the Company's products are manufactured overseas. As a result, the United States and the countries in which the Company's products are manufactured or sold may from time to time modify existing or impose new quotas, duties, tariffs or other restrictions in a manner that adversely affects the Company. For example, the Company's products imported to the United States are subject to United States customs duties and, in the ordinary course of its business, the Company may from time to time be subject to claims by the United States Customs Service for duties and other charges. Factors which may influence the modification or imposition of these restrictions include the determination by the United States Trade Representative that a country has denied adequate intellectual property rights or fair and equitable market access to United States firms that rely on intellectual property, trade disputes between the United States and a country that leads to withdrawal of "most favored nation" status for that country and economic and political changes within a country that are viewed unfavorably by the government of the United States. The Company cannot predict the effect, if any, these events would have on its operations, especially in light of the concentration of its manufacturing operations in Hong Kong and China.

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

COMPETITION

     There is intense competition in each of the businesses in which the Company competes. The Company's watch business competes with a number of established manufacturers, importers and distributors such as Guess? Anne Klein II, Kenneth Cole and Swatch. In addition, the Company's leather goods and sunglass businesses compete with a large number of established companies that have significantly greater experience than the Company in designing, developing, marketing and distributing such products. In all of its businesses, the Company competes with numerous manufacturers, importers and distributors who have significantly greater financial, distribution, advertising and marketing resources than the Company. The Company's competitors include distributors that import watches and accessories from abroad, domestic companies that have established foreign manufacturing relationships and companies that produce accessories domestically.

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

EMPLOYEES

     As the end of fiscal year 1998, the Company (excluding the Company's foreign subsidiaries) had 535 full-time employees, including 75 in executive or managerial positions and the balance in design, advertising, sales, quality control, distribution, clerical and other office positions. As of the end of fiscal year 1998, the Company's foreign subsidiaries had 293 full-time employees, including 21 in managerial positions.

     The Company has not entered into any collective bargaining agreements with its employees. The Company believes that its relations with its employees are generally good.

ITEM 2.  PROPERTIES

     In July 1994, the Company completed construction of its current corporate headquarters located in a 150,000 square foot facility in Richardson, Texas. In July 1997, the Company completed construction of a 138,000 square foot distribution center located on land immediately adjacent to its headquarters. These facilities contain the general office, warehousing and distribution functions of the Company and are located on approximately 20 acres of land. The Company owns both facilities and the land on which each is located.

     As of the end of fiscal year 1998, the Company had entered into 10 lease agreements for retail space at prime locations in the United States for the sale of its full assortment of products. The leases, including renewal options, expire at various times from 2003 to 2010 and provide for minimum annual rentals above specified net sales amounts and for the payment of additional rent based on a percentage of sales ranging from 6% to 9%. The Company is also required to pay its pro rata share of the common area maintenance costs at each retail mall, including, real estate taxes, insurance, maintenance expenses and utilities.

     The Company also leases retail space at selected outlet centers throughout the United States for the sale of its products. As of the end of fiscal year 1998, the Company had entered into 28 such leases. The leases, including renewal options, expire at various times from 2002 to 2010, and provide for minimum annual rentals and for the payment of additional rent based on a percentage of sales above specified net sales amounts ranging from 4% to 6%. The Company is also required to pay its pro rata share of the common area maintenance costs at each outlet center, including, real estate taxes, insurance, maintenance expenses and utilities. The Company also leases showrooms in Atlanta, Chicago, Los Angeles and New York City, which are used to display the Company's products to its retailers.

     The Company leases approximately 37,600 square feet of office, warehouse and assembly space in Hong Kong pursuant to a lease agreement that expires in December 1999. The Company leases approximately 12,000 square feet of office and warehouse space in Erlstatt, Germany pursuant to a lease agreement that expires in 2002. The Company leases approximately 2,800 square feet of office space in Vicenza, Italy and an additional 3,100 square feet of warehouse and storage space. The Company also leases warehouse and office space in Tokyo, Japan. The Company believes that its existing facilities are well maintained, in good operating condition and adequate for its current needs.

ITEM 3.  LEGAL PROCEEDINGS

     There are no legal proceedings to which the Company is a party or to which its properties are subject, other than routine litigation incident to the Company's business which is not material to the Company's consolidated financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year 1998.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The Company's Common Stock is listed on the Nasdaq National Market under the symbol "FOSL." Quotation of the Company's Common Stock began on the Nasdaq National Market on April 8, 1993.

     The following table sets forth the range of quarterly high and low sales prices per share of the Company's Common Stock on the Nasdaq National Market for the fiscal years ended January 2, 1999 and January 3, 1998. Such prices have been adjusted to reflect a three-for-two stock split (the "3 for 2 Stock Split") of the Company's Common Stock effected as a fifty percent (50%) stock dividend declared on March 4, 1998, paid on April 8, 1998 to all stockholders of record on March 25, 1998.

                                            HIGH           LOW
                                            ----           ---
Fiscal year beginning January 3, 1998:

     First Quarter                        $ 21 2/3       $ 14 1/2
     Second Quarter                         27 3/8         17 7/8
     Third Quarter                          27             13
     Fourth Quarter                         30 5/8         13

Fiscal year beginning January 1, 1997:

     First Quarter                         $ 9 3/4      $   7
     Second Quarter                         11 7/8          8 1/4
     Third Quarter                          15 1/2         11
     Fourth Quarter                         17 5/8         11

     As of March 30, 1999, the Company estimates that there were approximately 2,600 beneficial owners of the Company's Common Stock, represented by approximately 132 holders of record.

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

     The Company declared the 3 for 2 Stock Split on March 4, 1998, effected as a fifty percent (50%) stock dividend paid on April 8, 1998 to all stockholders of record on March 25, 1998.

ITEM 6.  SELECTED FINANCIAL DATA

     The information appearing under "Financial Highlights" beginning on page 5 of the Fossil, Inc. 1998 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information appearing under "Management's Discussion and Analysis " beginning on page 18 of the Fossil, Inc. 1998 Annual Report is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information appearing under "Management's Discussion and Analysis" and "Financial Information" beginning on pages 18 and 37, respectively, of the Fossil, Inc. 1998 Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The information appearing under "Financial Information" beginning on page 37 of the Fossil, Inc. 1998 Annual Report is incorporated herein by reference.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

          (a)  Documents filed as part of Report.

          1.  FINANCIAL STATEMENTS:

          The Financial Statements appearing under "Financial Information" beginning on page 37 of the Fossil, Inc. 1998 Annual Report are incorporated herein by reference.

          2.  FINANCIAL STATEMENT SCHEDULE:

          The following Financial Statement Schedule and related Auditor's Report are contained herein on pages S-1 and S-2 of this Report.

              Schedule II - Valuation and Qualifying Accounts

          3.  EXHIBITS:

3.1       Amended and Restated Certificate of Incorporation of Fossil, Inc.
          (incorporated by reference to Exhibit 3.1 of the Company's
          Registration Statement on Form S-1, registration no.33-45357, filed with the Securities and Exchange Commission).

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

3.4       Second Amended and Restated Certificate of Incorporation of Fossil,
          Inc. (incorporated by reference to Exhibit 3.1 of the Company's Report on Form 10-Q for the quarterly period ended July 4, 1998).

10.1(2) Fossil, Inc. 1993 Nonemployee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.1 of the Company's Registration
          Statement of Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).

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

10.7 Commercial/Real Estate Note dated as of August 31, 1994, in the principal amount of $5,000,000 executed by Fossil Partners, L.P. and payable to the order of First Interstate Bank of Texas, N.A.
          (incorporated by reference to Exhibit 10.6 of the Company's Report on Form 10-Q for the quarterly period ended September 30, 1994).

10.8      Subordination Agreement of Fossil Trust for the benefit of First
          Interstate Bank of Texas, N.A. dated as of August 31, 1994
          (incorporated by reference to Exhibit 10.7 of the Company's Report on Form 10-Q for the quarterly period ended September 30, 1994).

10.9      Indemnity Agreement dated as of August 31, 1994 from Fossil Partners,
          L.P. and Fossil, Inc. to First Interstate Bank of Texas, N.A.
          (incorporated by reference to Exhibit 10.8 of the Company's Report on Form 10-Q for the quarterly period ended September 30, 1994).

10.10     Master Licensing Agreement dated as of August 30, 1994, by and between
          Fossil, Inc. and Fossil Partners, L.P. (incorporated by reference to
          Exhibit 10.12 of the Company's Report on Form 10-Q for the quarterly period ended September 30, 1994).

10.11     Agreement of Limited Partnership of Fossil Partners, L.P.
          (incorporated by reference to Exhibit 10.13 of the Company's Report on Form 10-Q for the quarterly period ended September 30, 1994).

10.12     Overhead Allocation Agreement by and between Fossil Partners, L.P. and
          Fossil New York, Inc. dated October 1, 1994 (incorporated by reference to Exhibit 10.33 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.13     Services and Operations Agreement by and between Fossil Partners, L.P.
          and Fossil New York, Inc. dated October 1, 1994 (incorporated by reference to Exhibit 10.34 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.14     Overhead Allocation Agreement by and between Fossil Partners, L.P. and
          Fossil Stores I, Inc. dated December 1, 1994 (incorporated by reference to Exhibit 10.35 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.15 Second Amended and Restated Loan Agreement entered into on May 2, 1995 by and between First Interstate Bank of Texas, N.A., Fossil Partners,
          L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil
          New York, Inc. and Fossil Stores I, Inc. (without exhibits)
          (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the quarterly period ended June 30, 1995).

10.16     Stock Pledge Agreement entered into on May 2, 1995 by and between
          Fossil, Inc. and First Interstate Bank of Texas, N.A. (incorporated by reference to Exhibit 10.3 of the Company's Report on Form 10-Q for the quarterly period ended June 30, 1995).

10.17 Joint Development Agreement entered into on December 25, 1995 by and between Fossil, Inc., Seiko Instruments, Inc, and Time Tech, Inc.
          (incorporated by reference to Exhibit 10.43 of the Company's Annual
          Report on Form 10-K for the year ended December 31, 1996).


10.18 Joint Venture Agreement entered into on December 22, 1994 by and between Fossil, Inc., Fossil Europe B.V., Enrico Margaritelli, Zuglia,
          S.r.l. and Bluewhale Holding, S.a. (without exhibits) (incorporated by reference to Exhibit 10.44 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

10.19     Amendment No. 1 to Joint Venture Agreement entered into on January 18,
          1995 by and between Fossil, Inc., Fossil Europe B.V., Enrico
          Margaritelli, Zuglia, S.r.l. and Bluewhale Holding, S.a. (incorporated by reference to Exhibit 10.45 of the Company's Annual Report on Form
          10-K for the year ended December 31, 1996).

10.20(2) Letter Agreement dated October 4, 1995 between Fossil, Inc. and Mark D.
          Quick (incorporated by reference to Exhibit 10.32 of the Company's
          Annual Report on Form 10-K for the year-ended December 31, 1996).

10.21     Stock Purchase Agreement dated February 1, 1997, by and between
          Bluewhale Holding S.a., and Fossil Europe B.V. (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the transition period from January 1, 1997 to April 5, 1997).

10.22(2)  First Amendment to the Fossil, Inc. 1993 Long-Term Incentive Plan
          (incorporated by reference to Exhibit 4.1 of the Company's Report on Form 10-Q for the quarterly period ended July 4, 1998).

10.23(2)  Second Amendment to the Fossil, Inc. 1993 Long-Term Incentive Plan
          (incorporated by reference to Exhibit 4.1 of the Company's Report on Form 10-Q for the quarterly period ended July 4, 1998).

10.24(1,2)Amendment to the Fossil, Inc. 1993 Non-Employee Director Stock Option
          Plan.

10.25(1,2)Fossil, Inc. and Affiliates Deferred Compensation Plan.

10.26 Third Amended and Restated Loan Agreement dated June 29, 1998, by and among Wells Fargo Bank (Texas), National Association, a national banking association formerly known as First Interstate Bank of Texas, N.A., Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc.,
          Fossil Trust, Fossil New York, Inc., Fossil Stores I, Inc., and Fossil
          Stores II, Inc. (without exhibits) (incorporated by reference to
          Exhibit 10.1 of the Company's Report on Form 10-Q for the quarterly period ended July 4, 1998).

13(1)     Fossil, Inc. 1998 Annual Report to Stockholders.

21.1(1)   Subsidiaries of Fossil, Inc.

23.1(1)   Consent of Independent Auditors.

27 (1)    Financial Data Schedule.

(1)       Filed herewith.
(2)       Management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K

          The Company did not file any report on Form 8-K during the last quarter of the period covered by this Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Richardson, State of Texas, on April 1, 1999.

                              FOSSIL, INC.

                              /s/ Tom Kartsotis
                              --------------------------------------------
                              TOM KARTSOTIS, CHAIRMAN OF THE BOARD AND
                              CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                               CAPACITY                                DATE
/s/ Tom Kartsotis                  Chairman of the Board, Chief Executive       April 1, 1999
-------------------------------    Officer and Director
TOM KARTSOTIS                      (Principal Executive Officer)

/s/ Kosta N. Kartsotis             President and Chief Operating Officer        April 1, 1999
-------------------------------    and Director
KOSTA N. KARTSOTIS


/s/ Randy S. Kercho                Executive Vice President, Chief Financial    April 1, 1999
-------------------------------    Officer and Treasurer
RANDY S. KERCHO                    (Principal Financial and Accounting Officer)

/s/ Michael W. Barnes              Executive Vice President and Director        April 1, 1999
-------------------------------
MICHAEL W. BARNES


/s/ Jal S. Shroff                  Director                                     April 1, 1999
-------------------------------
JAL S. SHROFF


/s/ Kenneth W. Anderson            Director                                     April 1, 1999
-------------------------------
KENNETH W. ANDERSON


/s/ Alan J. Gold                   Director                                     April 1, 1999
-------------------------------
ALAN J. GOLD


/s/ Donald J. Stone                Director                                     April 1, 1999
-------------------------------
DONALD J. STONE

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of Fossil, Inc.:

We have audited the consolidated financial statements of Fossil, Inc. and subsidiaries as of January 2, 1999 and January 3, 1998 and for each of the three years in the period ended January 2, 1999 and have issued our report thereon dated February 19, 1999, which report expressed an unqualified opinion; such consolidated financial statements and report are included in your 1998 Annual Report to Stockholders and are incorporated herein by reference. Our audit also included the consolidated financial statement schedule of Fossil, Inc. and subsidiaries listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Deloitte & Touche LLP
Dallas, Texas
February 19, 1999

                                                                    SCHEDULE II

                          FOSSIL, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

                        Fiscal Years 1996, 1997, and 1998

                                                             Additions
                                                             ---------
                                                              Charged         Deductions
                                            Balance at     (Credited) to    --------------
                                           Beginning of      Costs and      Actual Returns   Balance at End
Classification                                Period         Expenses        or Writeoffs       of Period
--------------                                ------         --------        ------------       ---------
Fiscal Year 1996:

  Accounts receivable allowances:

    Sales returns                            9,034,124        12,524,626      (12,704,297)       8,854,453

    Bad debts                                2,856,066         2,103,499         (667,419)       4,292,146

    Cash discounts                             106,118           218,500         (110,747)         213,871

  Inventory in transit for estimated
    customer returns                        (4,827,000)       (6,330,967)       6,694,021       (4,463,946)

Fiscal Year 1997:

  Accounts receivable allowances:

    Sales returns                            8,854,453        17,399,057      (15,677,328)      10,576,181

    Bad debts                                4,292,146         2,024,647       (1,616,962)       4,699,831

    Cash discounts                             213,871           204,448         (229,722)         188,597

  Inventory in transit for estimated
    customer returns                        (4,463,946)       (9,715,573)       8,484,687       (5,694,831)

Fiscal Year 1998:

  Accounts receivable allowances:

    Sales returns                           10,576,181        22,967,297      (19,577,057)      13,966,421

    Bad debts                                4,699,831         4,004,929       (1,840,395)       6,864,365

    Cash discounts                             188,597           248,965         (209,335)         228,227

  Inventory in transit for estimated
    customer returns                        (5,694,831)      (12,595,116)      10,804,762       (7,485,185)

                                   EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION

3.1 Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1, registration no.33-45357, filed with the Securities and Exchange Commission).

3.2 Amended and Restated Bylaws of Fossil, Inc.(incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).

3.5 Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to Exhibit
          3.1 of the Company's Report on Form 10-Q for the quarterly period ended June 30, 1995).

3.6 Second Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Report on Form 10-Q for the quarterly period ended July 4, 1998).

10.1(2) Fossil, Inc. 1993 Nonemployee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.1 of the Company's Registration Statement of Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).

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

10.7 Commercial/Real Estate Note dated as of August 31, 1994, in the principal amount of $5,000,000 executed by Fossil Partners, L.P. and payable to the order of First Interstate Bank of Texas, N.A. (incorporated by reference to Exhibit 10.6 of the Company's Report on Form 10-Q for the quarterly period ended September 30, 1994).

10.8 Subordination Agreement of Fossil Trust for the benefit of First Interstate Bank of Texas, N.A. dated as of August 31, 1994 (incorporated by reference to Exhibit 10.7 of the Company's Report on Form 10-Q for the quarterly period ended September 30, 1994).

                                   EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION

10.9 Indemnity Agreement dated as of August 31, 1994 from Fossil Partners, L.P. and Fossil, Inc. to First Interstate Bank of Texas, N.A. (incorporated by reference to Exhibit 10.8 of the Company's Report on Form 10-Q for the quarterly period ended September 30, 1994).

10.10 Master Licensing Agreement dated as of August 30, 1994, by and between Fossil, Inc. and Fossil Partners, L.P. (incorporated by reference to
          Exhibit 10.12 of the Company's Report on Form 10-Q for the quarterly period ended September 30, 1994).

10.11 Agreement of Limited Partnership of Fossil Partners, L.P. (incorporated by reference to Exhibit 10.13 of the Company's Report on Form 10-Q for the quarterly period ended September 30, 1994).

10.12 Overhead Allocation Agreement by and between Fossil Partners, L.P. and Fossil New York, Inc. dated October 1, 1994 (incorporated by reference to Exhibit 10.33 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.13 Services and Operations Agreement by and between Fossil Partners, L.P. and Fossil New York, Inc. dated October 1, 1994 (incorporated by reference to Exhibit 10.34 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.14 Overhead Allocation Agreement by and between Fossil Partners, L.P. and Fossil Stores I, Inc. dated December 1, 1994 (incorporated by reference to Exhibit 10.35 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.15 Second Amended and Restated Loan Agreement entered into on May 2, 1995 by and between First Interstate Bank of Texas, N.A., Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil New York, Inc. and Fossil Stores I, Inc. (without exhibits) (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the quarterly period ended June 30, 1995).

10.16 Stock Pledge Agreement entered into on May 2, 1995 by and between Fossil, Inc. and First Interstate Bank of Texas, N.A. (incorporated by reference to Exhibit 10.3 of the Company's Report on Form 10-Q for the quarterly period ended June 30, 1995).

10.17 Joint Development Agreement entered into on December 25, 1995 by and between Fossil, Inc., Seiko Instruments, Inc, and Time Tech, Inc. (incorporated by reference to Exhibit 10.43 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

10.18 Joint Venture Agreement entered into on December 22, 1994 by and between Fossil, Inc., Fossil Europe B.V., Enrico Margaritelli, Zuglia, S.r.l. and Bluewhale Holding, S.a. (without exhibits) (incorporated by reference to Exhibit 10.44 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

10.19 Amendment No. 1 to Joint Venture Agreement entered into on January 18, 1995 by and between Fossil, Inc., Fossil Europe B.V., Enrico Margaritelli, Zuglia, S.r.l. and Bluewhale Holding, S.a. (incorporated by reference to Exhibit 10.45 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

10.20(2)  Letter Agreement dated October 4, 1995 between Fossil, Inc. and Mark
          D. Quick (incorporated by reference to Exhibit 10.32 of the Company's Annual Report on Form 10-K for the year-ended December 31, 1996).

                                   EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION

10.22 Stock Purchase Agreement dated February 1, 1997, by and between Bluewhale Holding S.a., and Fossil Europe B.V. (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the transition period from January 1, 1997 to April 5, 1997).

10.22(2) First Amendment to the Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 of the Company's Report on Form 10-Q for the quarterly period ended July 4, 1998).

10.23(2) Second Amendment to the Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 of the Company's Report on Form 10-Q for the quarterly period ended July 4, 1998).

10.24(1,2)  Amendment to the Fossil, Inc. 1993 Non-Employee Director Stock
            Option Plan.

10.25(1,2)  Fossil, Inc. and Affiliates Deferred Compensation Plan.

10.26 Third Amended and Restated Loan Agreement dated June 29, 1998, by and among Wells Fargo Bank (Texas), National Association, a national banking association formerly known as First Interstate Bank of Texas, N.A., Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil New York, Inc., Fossil Stores I, Inc., and Fossil Stores II, Inc. (without exhibits) (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the quarterly period ended July 4, 1998).

13(1)       Fossil, Inc. 1998 Annual Report to Stockholders.

21.1(1)     Subsidiaries of Fossil, Inc.

23.1(1)     Consent of Independent Auditors.

27 (1)      Financial Data Schedule.

(1)         Filed herewith.
(2)         Management contract or compensatory plan or arrangement.