Form 10-Q
period 1999-04-03
FOSSIL INC
filed 1999-05-18
CIK 883569

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: April 3, 1999

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

Yes X No -- ---

The number of shares of Registrant's common stock, outstanding as of May 17, 1999: 20,969,013.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          FOSSIL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)
                               April 3, January 2,

                                                                               1999                   1999
                                                                               ----                   ----
                                                                           (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                 $ 68,789               $ 57,263
   Accounts receivable - net                                                   41,118                 42,582
   Inventories                                                                 57,109                 57,295
   Deferred income tax benefits                                                 5,914                  5,655
   Prepaid expenses and other current assets                                    4,973                  3,538
                                                                                -----                  -----

          Total current assets                                                177,903                166,333

Property, plant and equipment - net                                            23,816                 23,117
Intangible and other assets - net                                               4,700                  4,628
                                                                                -----                  -----

                                                                            $ 206,419              $ 194,078
                                                                            =========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Notes payable                                                              $ 4,276                 $4,537
   Accounts payable                                                            11,578                 14,512
   Accrued expenses:
       Co-op advertising                                                       11,964                 13,311
       Compensation                                                             2,945                  3,246
       Other                                                                   10,057                 11,201
   Income taxes payable                                                        17,087                 10,487
                                                                               ------                 ------

            Total current liabilities                                          57,907                 57,294

Minority interest in subsidiaries                                               1,648                  1,864
Stockholders' equity:
   Common stock, shares issued and outstanding,
       20,977,798 and 20,932,091, respectively                                    210                    209
   Additional paid-in capital                                                  35,103                 34,345
   Retained earnings                                                          112,813                102,859
   Accumulated other comprehensive income                                      (1,262)                (1,037)
   Treasury stock at cost, none and 103,679 shares,
     respectively                                                                   -                 (1,456)
                                                                              -------                 -------

            Total stockholders' equity                                        146,864                134,920
                                                                              -------                -------

                                                                            $ 206,419              $ 194,078
                                                                            =========              =========

See notes to condensed consolidated financial statements.

                          FOSSIL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                    UNAUDITED
                    (In thousands, except per share amounts)


                                                         For the 13         For the 13
                                                        Weeks Ended         Weeks Ended
                                                          April 3,           April 4,
                                                            1999               1998
                                                            ----               ----
Net sales                                                $ 83,277             $ 56,885
Cost of sales                                              40,605               28,984
                                                           ------               ------
   Gross profit                                            42,672               27,901

Operating expenses:
   Selling and distribution                                17,899               14,817
   General and administrative                               6,896                5,233
                                                            -----                -----
            Total operating expenses                       24,795               20,051
                                                           ------               ------

Operating income                                           17,877                7,850
Interest expense                                              (25)                 (57)
Other income (expense) - net                                (141)                   89
                                                            -----                   --
Income before income taxes                                 17,711                7,882
Provision for income taxes                                  7,280                3,216
                                                            -----                -----
   Net income                                             $10,431               $4,666
                                                          -------               ------
   Other comprehensive income:
       Currency translation adjustment                       (207)                (319)
       Unrealized loss on  short term investments             (18)                  -
                                                             ----                -----           -
   Comprehensive income                                   $10,206               $4,347
                                                          =======               ======

   Basic earnings per share                               $  0.50              $  0.23
                                                          =======              =======
   Diluted earnings per share                             $  0.47              $  0.22
                                                          =======              =======

Weighted average common and common
   equivalent shares outstanding:
   Basic                                                   20,941               20,386
                                                           ======               ======
   Diluted                                                 22,055               21,440
                                                           ======               ======


See notes to condensed consolidated financial statements.

                          FOSSIL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (In thousands)

                                                                             For the 13 Weeks   For the 13 Weeks
                                                                                  Ended               Ended
                                                                                 April 3,           April 4,
                                                                                   1999               1998
                                                                             -----------------  ----------------
Operating activities:
   Net income                                                                    $ 10,431            $ 4,666
   Noncash items affecting net income:
       Minority interest in subsidiaries                                              257                (21)
       Depreciation and amortization                                                1,417                794
       Increase in allowance for doubtful accounts                                    311              1,025
       Increase (decrease) in allowance for returns -
          net of related inventory in transit                                         304               (158)
       Deferred income tax benefits                                                  (339)              (101)
   Changes in assets and liabilities:
       Accounts receivable                                                          1,311              5,361
       Inventories                                                                   (269)            (2,850)
       Prepaid expenses and other current assets                                   (1,453)               156
       Accounts payable                                                            (2,924)               951
       Accrued expenses                                                            (2,792)            (4,286)
       Income taxes payable                                                         6,985              2,490
                                                                                    -----              -----

               Net cash from operations                                            13,239              8,027

Investing activities:
   Additions to property, plant and equipment                                      (1,806)             (479)
   Increase in intangible and other assets                                           (310)              (51)
                                                                                    -----               ----

               Net cash used in investing activities                               (2,116)             (530)

Financing activities:
   Issuance of common stock                                                           374             1,188
   Treasury stock issued for options exercised                                        981                 -
   Distribution of minority interest earnings                                        (473)             (254)
   Repayments of notes payable-banks                                                 (261)           (4,053)
                                                                                     -----           -------

               Net cash from (used in) financing activities                           621            (3,119)

Effect of exchange rate changes on cash and cash equivalents                         (218)              (79)
                                                                                    -----               ----
Net increase in cash and cash equivalents                                          11,526             4,299

Cash and cash equivalents:
   Beginning of period                                                             57,263            21,104
                                                                                   ------            ------

   End of period                                                                 $ 68,789          $ 25,403
                                                                                 ========           ========

See notes to condensed consolidated financial statements.

                          FOSSIL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

1.       FINANCIAL STATEMENT POLICIES

Basis of Presentation. The condensed consolidated financial statements include the accounts of Fossil, Inc., a Delaware corporation, and its majority-owned subsidiaries (the "Company"). The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the Company's financial position as of April 3, 1999, and the results of operations for the thirteen-week periods ended April 3, 1999, and April 4, 1998. All adjustments are of a normal, recurring nature.

These interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included in Form 10-K filed by the Company pursuant to the Securities Exchange Act of 1934 for the year ended January 2, 1999. Operating results for the thirteen-week period ended April 3, 1999, are not necessarily indicative of the results to be achieved for the full year.

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

Reclassifications. Reclassifications of certain 1998 amounts have been made to conform to the 1999 presentation.

                          FOSSIL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

2.       INVENTORIES

         Inventories consist of the following:
                                                                        April 3,       January 2,
                (In thousands)                                             1999            1999
                                                                           ----            ----

                Components and parts                                      $3,977          $3,402
                Work-in-process                                            2,162           1,445
                Finished merchandise on hand                              37,618          40,344
                Merchandise at Company stores                              6,681           5,340
                Merchandise in-transit from estimated
                  customer returns                                         6,671           6,764
                                                                           -----           -----

                                                                         $57,109         $57,295


The Company periodically enters into forward contracts principally to hedge the payment of intercompany inventory transactions with its non-U.S. subsidiaries. Currency exchange gains or losses resulting from the translation of the related accounts, along with the offsetting gains or losses from the hedge, are deferred until the inventory is sold or the forward contract is completed. At April 3, 1999, the Company had hedge contracts to sell 18.6 million German Marks for approximately $10.8 million, expiring through December 1999 and 66.2 million Japanese Yen for approximately $0.5 million, expiring through April 1999.


3.       GEOGRAPHIC INFORMATION

           (In thousands)
           April 3, 1999                                    Operating
                                             Net Sales        Income

           U.S.-exclusive of
              Company Stores                  $ 58,888         $ 8,790
           Stores                                4,789            (597)
           Europe                               19,215           4,280
           Far East                             33,471           5,834
           Japan                                 1,942            (430)
           Intergeographic items               (35,028)              -
                                               -------         -------

           Consolidated                        $83,277         $17,877
                                               =======         =======


           April 4, 1998                                    Operating
                                             Net Sales        Income
           U.S.-exclusive of
              Company Stores                  $ 40,636          $4,210
           Stores                                3,608            (490)
           Europe                               12,190           1,365
           Far East                             21,521           3,103
           Japan                                 1,823            (338)
           Intergeographic items               (22,893)              -
                                              --------          ------

           Consolidated                        $56,885          $7,850
                                               =======          ======


4.       EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS:

        (In thousands, except per share data)                      April 3, 1999   April 4, 1998
                                                                           -----           -----

        Basic EPS computation:
          Numerator:
             Net income                                                $10,431          $ 4,666
                                                                       -------          -------
          Denominator:
             Weighted average common
                shares outstanding                                      21,001           20,386
             Treasury stock                                                (60)               -
                                                                          ----              ---
                                                                        20,941           20,386
                                                                        ------           ------

        Basic EPS                                                       $ 0.50           $ 0.23
                                                                        ======           ======

        Diluted EPS computation:
          Numerator:
             Net income                                                $10,431          $ 4,666
                                                                       -------          -------
          Denominator:
             Weighted average common
                shares outstanding                                      21,001           20,386
             Stock option conversion                                     1,114            1,054
             Treasury stock                                                (60)               -
                                                                          ----             ----
                                                                        22,055           21,440
                                                                        ------           ------

        Diluted EPS                                                     $ 0.47           $ 0.22
                                                                        ======           ======

                          FOSSIL, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the thirteen-week period ended April 3, 1999 (the "First Quarter"), as compared to the thirteen-week period ended April 4, 1998 (the "Prior Year Quarter"). This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes attached hereto.

General

The Company is a leader in the design, development, marketing and distribution of contemporary, high quality fashion watches and accessories. The Company developed the FOSSIL brand name to convey a distinctive fashion, quality and value message and a brand image reminiscent of "America in the 1950s" that suggests a time of fun, fashion and humor. Since its inception in 1984, the Company has grown from its original flagship FOSSIL watch product into a diversified company offering an extensive line of fashion watches that includes its FSL and RELIC brands as well as complementary lines of small leather goods, belts, handbags and sunglasses under certain of the Company's brands. In addition to developing its own brands, the Company leverages its development and production expertise by designing and manufacturing private label products for some of the most prestigious companies in the world, including national retailers, entertainment companies and theme restaurants.

The Company has further capitalized on the increasing awareness of the FOSSIL brand by entering into various license agreements for other categories of fashion accessories and apparel, such as optical frames and underwear under the FOSSIL brand. In addition, the Company licenses the brands of other companies, including the EMPORIO ARMANI brand, to further leverage its infrastructure.

The Company's products are sold to department stores and specialty retail stores in over 80 countries worldwide through Company-owned foreign sales subsidiaries and through a network of approximately 50 independent distributors. The Company's foreign operations include a presence in Asia, Australia, Canada, the Caribbean, Europe, Central and South America and the Middle East. In addition, the Company's products are offered at Company-owned retail locations throughout the United States and in independently-owned, authorized FOSSIL retail stores and kiosks located in several major airports, on cruise ships and in certain international markets. The Company's successful expansion of its product lines worldwide and leveraging of its infrastructure have contributed to its increasing net sales and operating profits.

First Quarter & Company Highlights
----------------------------------

 o FOSSIL Blue watches continue to be the Company's best selling FOSSIL brand watch line.
 o A line of stainless steel watches, FOSSIL Steel, chronograph look watches, BLUE TEQ, and women's dress bracelet watches, F2, combined with FOSSIL Blue continue to represent the Company's core watch assortment.
 o FOSSIL Big Tic, a revolutionary part analog, part digital watch that highlights the seconds on a backlite digital display was introduced on a test basis in late 1998. The style was extremely well received in the marketplace and represented the Company's fifth best selling watch line in volume during the First Quarter.
 o FOSSIL brand handbag sales recorded double-digit sales growth in 1998 and have continued that sales trend during the First Quarter.

 o FOSSIL brand sunglasses continued to gain market share as a result of the consumer preference for quality brand name items at more moderate price levels both of which align nicely with the Company's sunglass program initiatives.
 o RELIC, the Company-owned brand sold in leading national and regional chain department stores and specialty stores, recorded sales volume growth exceeding 50% during the First Quarter. As a result of increasing RELIC brand recognition, the Company at the request of retailers began the extension of the RELIC brand into leather products during late 1998.
 o Sales momentum continued in Europe, which recorded net sales increases of over 50% for the First Quarter in comparison to the same period in 1998.
 o The Company operated 29 outlet and 11 retail stores at the end of the First Quarter as compared to 27 outlet and 7 retail stores at the end of the Prior Year Quarter.
 o The Company holds a worldwide licensing agreement with Giorgio Armani for the rights to design, produce and market a line of EMPORIO ARMANI watches. Net sales volume for this line of watches during the First Quarter amounted to $6.7 million in comparison to $3.1 million during the Prior Year Quarter.
 o The Company entered into a licensing agreement with Safilo USA, Inc. and Safilo B.V. ("Safilo") to design, manufacture and market FOSSIL brand optical frames in the United States, Canada and Italy as well as sunglasses in Italy. The initial launch of the products is anticipated during fall 1999.

Results of Operations

     The following table sets forth, for the periods indicated, (i) the percentages of the Company's net sales represented by certain line items from the Company's condensed consolidated statements of income and (ii) the percentage changes in these line items between the current period and the comparable period of the prior year.

                                    Percentage of       Percentage Change
                                      Net Sales
                                      For the 13        For the 13 Weeks
                                      Weeks Ended             Ended
                                 April 3,    April 4,        April 3,
                                   1999        1998            1999
                                   ----        ----            ----
Net sales                          100.0%      100.0%           46.4%
Cost of sales                       48.8        51.0            40.1
                                   -----       -----
Gross profit margin                 51.2        49.0            52.9
Selling and distribution
  expenses                          21.5        26.0            20.8
General and administrative
  expenses                           8.3         9.2            31.8
                                     ---         ---
Operating income                    21.4        13.8           127.7
Interest expense                    (0.0)       (0.1)          (55.4)
Other income
  (expense)- net                    (0.2)        0.2           258.3
                                    -----        ---
Income before income taxes          21.2        13.9           124.7
Income taxes                         8.7         5.7           126.4
                                     ---         ---
Net income                          12.5%       8.2%           123.6%
                                    =====       ====           ======

Net Sales. The following table sets forth certain components of the Company's consolidated net sales and the percentage relationship of the components to consolidated net sales for the periods indicated (in millions, except percentage data):

                                      Amounts                       % of Total
                              For the 13 Weeks Ended          For the 13 Weeks Ended
                             April 3,       April 4,         April 3,        April 4,
                               1999            1998            1999             1998
International:
  Europe                     $ 19.3          $ 12.2              23               21
  Other                         8.0             5.6              10               10
                                ---             ---              --               --
     Total International       27.3            17.8              33               31
                               ----            ----              --               --


Domestic:
   Watch products              36.3            23.3              43               41
   Other products              14.9            12.2              18               22
                               ----            ----              --               --
      Total                    51.2            35.5              61               63
    Stores                      4.8             3.6               6                6
                                ---             ---              --               --
      Total Domestic           56.0            39.1              67               69
                               ----            ----              --               --
Total Net Sales              $ 83.3          $ 56.9             100%             100%
                             ======          ======             ===              ===


Worldwide sales volume of FOSSIL branded watches has continued to represent the single largest factor in the Company's sales growth. Strong sales volume increases in FOSSIL brand watches were principally a result of (a) increased sales from the Company's core FOSSIL brand watch assortments (b) sales from the newly introduced Big Tic line of watches and (c) from certain refilling of retailers' watch inventories after a very successful 1998 holiday selling season. Fueling top line sales growth during the First Quarter was double-digit sales growth in the Company's other accessory product lines and sales increases in certain private label and licensing watch lines. During the Company's 1999 second quarter the Company will record an international-based sale amounting to approximately $7 million of non-branded watches used as a premium incentive. This sale will inflate the percentage sales increase over the comparable period in 1998, but management believes the sales increases will average closer to 20% during the later half of 1999 as the Company anniversaries significant sales increases achieved during the comparable period of 1998.

Gross Profit. Gross profit margins increased from 49% in the Prior Year Quarter to 51% in the First Quarter. The increase is partially due to the positive gross margin influence stemming from an increase in the Company's First Quarter sales mix of FOSSIL brand watches and sunglasses and European-based sales. These sales categories generally result in higher gross profit margins than the Company's consolidated average. In addition, gross profit margins were elevated based on higher production levels in the Company's foreign-based assembly facilities due to the significant increase in watch production as compared to historical levels during the Company's first quarter of each year. Management believes that the Company's gross profit margins for the remainder of 1999 will approximate 1998 levels with the exception of the Company's second quarter which will be negatively impacted by an international-based sale of non-branded watches used as a premium incentive, similar to the sale the Company recorded in the second quarter of 1997.

Operating Expenses. The aggregate increases in operating expenses were due primarily to costs necessary to support increased sales volumes. Total selling, general and administrative expenses as a percentage of net sales decreased significantly in the First Quarter compared to the Prior Year Quarter. Leveraging expenses against higher sales volumes positively impacted operating expense ratios. Management believes the operating expense ratio for the remainder of 1999 will only marginally improve over comparable 1998 levels with the exception of the Company's second quarter which could show higher leverage due principally to the $7 million premium incentive sale discussed above.

Other Income (Expense). Other income (expense) decreased during the First Quarter as compared to the Prior Year Quarter. The decrease was primarily due to
(a) the minority interests share of increased profits generated in the Company's assembly facilities during the First Quarter in comparison to a year ago and (b) foreign currency losses stemming from a stronger Japanese Yen in relation to the U.S. dollar than the year prior. This increase in other expenses was partially offset by higher interest income generated on increased cash holdings.

Year 2000 Compliance
--------------------

Computer programs that were written using two digits rather than four digits to define the applicable year may recognize a date using "00" as the year 1900 rather than the year 2000. This result is commonly referred to as the "Year 2000" problem. The Year 2000 problem could result in information system failures or miscalculations. Beginning in 1997, the Company initiated a program to evaluate whether internally developed and/or purchased computer programs that utilize embedded date codes could experience operational problems when the year 2000 is reached. The scope of this effort addressed internal computer systems and supplier capabilities. The Company has significantly completed an extensive review of its businesses to determine whether or not purchased and internally developed computer programs are Year 2000 compliant, as well as determine the extent of any remedial action and associated costs. Management believes it has substantially completed the review of the Company's internal computer systems and substantially either made modifications or purchased new hardware and software to make the Company's internal computer systems Year 2000 compliant. In addition, the Company has significantly completed the testing phase of its main frame computer systems and applications and while no absolute assurances can be provided, management believes these systems and applications will function properly in handling Year 2000 related date calculations. The Company is now involved in finalizing the review and testing phase of its internal computer networks and applicable non-computer related areas to determine its ability to handle Year 2000 related date calculations. Based on the Company's evaluation to date, management believes that the Company will incur approximately $2.4 million in internal and external costs to address the Year 2000 problem of which $2.2 million has been expended as of the end of the First Quarter. The Company plans to complete all remediation efforts for its critical systems prior to Year 2000. The financial impact of the Year 2000 reviews, modifications, testing, replacements or related purchases are not expected to have a material adverse effect on the Company's business or its consolidated financial position, results of operations or cash flows. The Company is also contacting its key suppliers and customers to determine their Year 2000 readiness in order to ensure a steady flow of goods and services to the Company and continuity with respect to customer service. The Company has no information that indicates that a significant vendor may be unable to sell to the Company; that a significant customer may be unable to purchase from the Company; or that a significant service provider may be unable to provide services to the Company. The Company is formulating a contingency plan in the event of failure of production operations, the inability of major suppliers to fulfill their commitments and the inability of major customers to submit orders and receive product. The Company expects to have the majority of its contingency plans formalized by September 1999. Notwithstanding the above, the effect, if any, on the Company's future results of operations, due to the Company's major suppliers and customers not being Year 2000 compliant, cannot be reasonably estimated. Management believes that this latter risk is mitigated somewhat by the Company's broad base of customers and suppliers and the worldwide nature of its operations.

Liquidity and Capital Resources
-------------------------------

The Company's general business operations historically have not required substantial cash needs during the first several months of its fiscal year. Generally starting in the second quarter the Company's cash needs begin to increase, typically reaching its peak in the September-November time frame. The additional cash needs have generally been to finance the accumulation of inventory and the build-up in accounts receivable. During the First Quarter the Company continued to increase it's cash holdings to $69 million in comparison to $57 million and $25 million as of the end of the Company's 1998 year and Prior Year Quarter, respectively. In addition, at the end of the first quarter the Company had working capital of $120 million and borrowings of only $4 million against its combined $43 million bank credit facilities. Management believes that cash flow from operations combined with existing cash on hand will be sufficient to satisfy its working capital expenditures for at least the next eighteen months.

Forward-Looking Statements
--------------------------

Included within management's discussion of the Company's operating results, "forward-looking statements" were made within the meaning of the Private Securities Litigation Reform Act of 1995 regarding expectations for 1999. The actual results may differ materially from those expressed by these forward-looking statements. Significant factors that could cause the Company's
1999 operating results to differ materially from management's current expectations include, among other items, significant changes in consumer spending patterns or preferences, competition in the Company's product areas, international in comparison to domestic sales mix, changes in foreign currency valuations in relation to the United States Dollar, principally the European Union's Euro and Japanese Yen, an inability of management to control operating expenses in relation to net sales without damaging the long-term direction of the Company and the risks and uncertainties set forth in the Company's current report on Form 8-K dated March 30, 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a multinational enterprise, the Company is exposed to changes in foreign currency exchange rates. The Company employs a variety of practices to manage this market risk, including its operating and financing activities and, where deemed appropriate, the use of derivative financial instruments. Forward contracts have been utilized by the Company to mitigate foreign currency risk. The Company's most significant foreign currency risk relates to the Euro. The Company uses derivative financial instruments only for risk management purposes and does not use them for speculation or for trading. There were no significant changes in how the Company managed foreign currency transactional exposures during the First Quarter and management does not anticipate any significant changes in such exposures or in the strategies it employs to manage such exposures in the near future.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)        Exhibits

                    27                Financial Data Schedule


         (b)        Reports on Form 8-K

                    The following report on Form 8-K was filed during the period covered by this Report:

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


                                        FOSSIL, INC.



Date: May 17, 1999                      /s/ Randy S. Kercho
                                        -------------------
                                        Randy S. Kercho
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal financial and accounting
                                        officer duly authorized to sign on
                                        behalf of Registrant)

                                  EXHIBIT INDEX

Exhibit
Number                              Document Description
-------                             --------------------

27                                  Financial Data Schedule