Form 10-Q
period 1999-07-03
FOSSIL INC
filed 1999-08-17
CIK 883569

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: July 3, 1999

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

         The number of shares of Registrant's common stock, outstanding as of August 13, 1999: 31,926,226 (after giving effect to the 3-for-2 stock split payable in the form of a 50% stock dividend on August 17, 1999).

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                          FOSSIL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                             JULY 3,               JANUARY 2,
                                                                              1999                    1999
                                                                              ----                    ----
                                                                           (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                                $  70,648              $  57,263
   Accounts receivable - net                                                   38,414                 42,582
   Inventories                                                                 74,359                 57,295
   Deferred income tax benefits                                                 6,495                  5,655
   Prepaid expenses and other current assets                                    6,129                  3,538
                                                                                -----                  -----

          Total current assets                                                196,045                166,333

Property, plant and equipment - net                                            26,567                 23,117
Intangible and other assets - net                                               5,822                  4,628
                                                                                -----                  -----

                                                                            $ 228,434              $ 194,078
                                                                            =========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Notes payable                                                            $   4,255              $   4,537
   Accounts payable                                                            15,850                 14,512
   Accrued expenses:
       Co-op advertising                                                       13,605                 13,311
       Compensation                                                             3,384                  3,246
       Other                                                                   12,570                 11,201
   Income taxes payable                                                        18,095                 10,487
                                                                               ------                 ------

            Total current liabilities                                          67,759                 57,294

Minority interest in subsidiaries                                               2,102                  1,864
Stockholders' equity:
   Common stock, shares issued and outstanding,
       31,916,700 and 31,398,136, respectively                                    213                    209
   Additional paid-in capital                                                  38,741                 34,345
   Retained earnings                                                          122,679                102,859
   Accumulated other comprehensive income                                      (3,060)                (1,037)
   Treasury stock at cost, none and 155,518 shares,
     respectively                                                                   -                 (1,456)
                                                                            ---------              ---------

            Total stockholders' equity                                        158,573                134,920
                                                                              -------                -------

                                                                            $ 228,434              $ 194,078
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


                          FOSSIL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                    UNAUDITED
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                          FOR THE 13        FOR THE 13       FOR THE 26         FOR THE 26
                                                          WEEKS ENDED       WEEKS ENDED      WEEKS ENDED        WEEKS ENDED
                                                             JULY 3,           JULY 4,          JULY 3,           JULY 4,
                                                              1999             1998              1999              1998
                                                              ----             ----              ----              ----
Net sales                                                   $ 90,271         $ 64,363         $ 173,548         $ 121,248
Cost of sales                                                 45,521           32,458            86,126            61,442
                                                              ------           ------            ------            ------
   Gross profit                                               44,750           31,905            87,422            59,806

Operating expenses:
   Selling and distribution                                   21,277           16,258            39,176            31,075
   General and administrative                                  6,714            5,761            13,610            10,994
                                                               -----            -----            ------            ------
            Total operating expenses                          27,991           22,019            52,786            42,069
                                                              ------           ------            ------            ------

Operating income                                              16,759            9,886            34,636            17,737
Interest expense                                                 (24)             (59)              (49)             (117)
Other income (expense) - net                                     (43)            (130)             (184)              (41)
                                                                ----            -----             -----              ----
Income before income taxes                                    16,692            9,697            34,403            17,579
Provision for income taxes                                     6,826            3,993            14,106             7,209
                                                               -----            -----            ------             -----
   Net income                                                 $9,866           $5,704           $20,297           $10,370
   Other comprehensive income:
       Currency translation adjustment                        (1,623)             (63)           (1,830)             (256)
       Unrealized loss on  short term investments               (175)               -              (193)                -
                                                               -----            -----            ------            ------
   Comprehensive income                                       $8,068           $5,641           $18,274           $10,114
                                                              ======           ======           =======           =======


   Net income per share:
   Basic                                                     $  0.31          $  0.18           $  0.64           $  0.34
                                                             =======          =======           =======           =======
   Diluted                                                   $  0.29          $  0.17           $  0.61           $  0.32
                                                             =======          =======           =======           =======
Weighted average common and common equivalent
 shares outstanding:
   Basic                                                      31,809           31,072            31,611            30,826
                                                              ======           ======            ======            ======
   Diluted                                                    33,449           32,694            33,267            32,425
                                                              ======           ======            ======            ======



See notes to condensed consolidated financial statements.


                          FOSSIL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (IN THOUSANDS)

                                                                             FOR THE 26 WEEKS   FOR THE 26 WEEKS
                                                                                  ENDED               ENDED
                                                                                 JULY 3,             JULY 4,
                                                                                  1999                1998
                                                                                  ----                ----
Operating activities:
   Net income                                                                    $ 20,297           $ 10,370
   Noncash items affecting net income:
       Minority interest in subsidiaries                                            1,027                148
       Depreciation and amortization                                                2,593              1,701
       Increase in allowance for doubtful accounts                                    501                697
       Increase in allowance for returns -
          net of related inventory in transit                                         636                212
       Deferred income tax benefits                                                  (921)              (537)
   Changes in assets and liabilities:
       Accounts receivable                                                          3,203              3,542
       Inventories                                                                (17,236)            (9,453)
       Prepaid expenses and other current assets                                   (2,783)              (534)
       Accounts payable                                                               (56)             4,253
       Accrued expenses                                                             1,800             (2,795)
       Income taxes payable                                                         9,308              2,370
                                                                                    -----              -----

               Net cash from operations                                            18,369              9,974

Investing activities:
   Additions to property, plant and equipment                                      (5,786)            (1,774)
   Increase in intangible and other assets                                         (1,371)               (56)
                                                                                  -------               ----

               Net cash used in investing activities                               (7,157)            (1,830)

Financing activities:
   Issuance of common stock                                                         2,700              6,135
   Treasury stock issued for options exercised                                        981                  -
   Distribution of minority interest earnings                                        (790)              (327)
   Repayments of notes payable-banks                                                 (282)            (4,208)
                                                                                    -----            -------

               Net cash from financing activities                                   2,609              1,600

Effect of exchange rate changes on cash and cash equivalents                         (436)               (60)
                                                                                    -----               ----
Net increase in cash and cash equivalents                                          13,385              9,684

Cash and cash equivalents:
   Beginning of period                                                             57,263             21,104
                                                                                   ------             ------

   End of period                                                                 $ 70,648           $ 30,788
                                                                                 ========           ========

See notes to condensed consolidated financial statements.

                          FOSSIL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

1.       FINANCIAL STATEMENT POLICIES

BASIS OF PRESENTATION. The condensed consolidated financial statements include the accounts of Fossil, Inc., a Delaware corporation, and its majority-owned subsidiaries (the "Company"). The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the Company's financial position as of July 3, 1999, and the results of operations for the thirteen-week periods ended July 3, 1999, and July 4, 1998. All adjustments are of a normal, recurring nature.

These interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included in Form 10-K filed by the Company pursuant to the Securities Exchange Act of 1934 for the year ended January 2, 1999. Operating results for the thirteen-week period ended July 3, 1999, are not necessarily indicative of the results to be achieved for the full year.

On July 21, 1999, the Board of Directors of the Company declared a three-for-two stock split of the Company's $0.01 par value common stock ("Common Stock") which was effected in the form of a stock dividend to be paid on August 17, 1999 to stockholders of record on August 3, 1999. Retroactive effect has been given to the stock split in stockholders' equity accounts beginning as of the fiscal year ended January 2, 1999, and in all share and per share data in the accompanying condensed consolidated financial statements.

BUSINESS. The Company designs, develops, markets and distributes fashion watches and other accessories, principally under the "FOSSIL" and "RELIC" brands names. The Company's products are sold primarily through department stores and other major retailers, both domestically and internationally.

RECLASSIFICATIONS. Reclassifications of certain 1998 amounts have been made to conform to the 1999 presentation.

2.       INVENTORIES


         Inventories consist of the following:
                                                                         July 3,       January 2,
                (IN THOUSANDS)                                             1999            1999
                                                                           ----            ----
                Components and parts                                     $ 3,945         $ 3,402
                Work-in-process                                            1,577           1,445
                Finished merchandise on hand                              54,095          40,344
                Merchandise at Company stores                              7,784           5,340
                Merchandise in-transit from estimated
                  customer returns                                         6,958           6,764
                                                                           -----           -----

                                                                         $74,359         $57,295
                                                                         =======         =======

The Company periodically enters into forward contracts principally to hedge the payment of intercompany inventory transactions with its non-U.S. subsidiaries. Currency exchange gains or losses resulting from the translation of the related accounts, along with the offsetting gains or losses from the hedge, are deferred until the inventory is sold or the forward contract is completed. At July 3, 1999, the Company had hedge contracts to sell 12.0 million German Marks for approximately $7.0 million, expiring through December 1999.


3.       GEOGRAPHIC INFORMATION
           (IN THOUSANDS)



                                                FOR THE 13 WEEKS             FOR THE 13 WEEKS ENDED
                                               ENDED JULY 3, 1999                 JULY 4, 1998
                                               ------------------                 ------------
                                                            OPERATING                     OPERATING
                                             NET SALES        INCOME         NET SALES      INCOME
                                             ---------      ---------        ---------    ---------

           U.S.- exclusive of
              Company Stores                  $ 56,117         $  4,048         $ 44,494     $ 2,748
           Stores                                7,358              308            5,476          89
           Europe                               17,773            3,205           13,770       1,886
           Far East                             57,777            9,342           31,725       5,470
           Japan                                 1,570             (144)           1,987        (307)
           Intergeographic items               (50,324)               -          (33,089)          -
                                              --------         --------         --------     -------
           Consolidated                       $ 90,271         $ 16,759         $ 64,363     $ 9,886
                                              ========         ========         ========     =======




                                                FOR THE 13 WEEKS             FOR THE 13 WEEKS ENDED
                                               ENDED JULY 3, 1999                 JULY 4, 1998
                                               ------------------                 ------------
                                                            OPERATING                     OPERATING
                                             NET SALES        INCOME         NET SALES      INCOME
                                             ---------      ---------        ---------    ---------
           U.S.- exclusive of
              Company Stores                  $115,005         $ 12,838         $ 85,130     $ 6,958
           Stores                               12,147             (289)           9,084        (401)
           Europe                               36,988            7,485           25,960       3,251
           Far East                             91,248           15,176           53,246       8,573
           Japan                                 3,512             (574)           3,810        (644)
           Intergeographic items               (85,352)               -          (55,982)          -
                                              --------         --------         --------     -------
           Consolidated                       $173,548         $ 34,636         $121,248     $17,737
                                              ========         ========         ========     =======

                                       5

4.       EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS:

                                                           FOR THE 13       FOR THE 13        FOR THE 26        FOR THE 26
        (IN THOUSANDS, EXCEPT PER SHARE DATA)             WEEKS ENDED       WEEKS ENDED      WEEKS ENDED       WEEKS ENDED
                                                          JULY 3, 1999     JULY 4, 1998      JULY 3, 1999      JULY 4, 1998
                                                          ------------     ------------      ------------      ------------
        BASIC EPS COMPUTATION:
          Numerator:
             Net income                                     $ 9,866         $ 5,704            $20,297           $ 10,370
                                                            -------         -------            -------           --------
          Denominator:
             Weighted average common
                shares outstanding                           21,206          20,715             21,074             20,551
             Treasury stock                                       -               -                (30)                 -
             Effect of stock dividend                        10,603          10,357             10,567             10,275
                                                            -------         -------            -------           --------
                                                             31,809          31,072             31,611             30,826
                                                            -------         -------            -------           --------

        BASIC EPS                                            $ 0.31          $ 0.18             $ 0.64             $ 0.34
                                                            =======         =======            =======           ========

        DILUTED EPS COMPUTATION:
          Numerator:
             Net income                                     $ 9,866         $ 5,704            $20,297           $ 10,370
                                                            -------         -------            -------           --------
          Denominator:
             Weighted average common
                shares outstanding                           21,206          20,715             21,074             20,551
             Stock option conversion                          1,093           1,081              1,104              1,066
             Treasury stock                                       -               -                (30)                 -
             Effect of stock dividend                        11,150          10,898             11,119             10,808
                                                            -------         -------            -------           --------
                                                             33,449          32,694             33,267             32,425
                                                            -------         -------            -------           --------

        DILUTED EPS                                          $ 0.29          $ 0.17             $ 0.61             $ 0.32
                                                             ======          ======             ======             ======



5.       DEBT

In June 1999, the Company renewed the U.S. short-term revolver for one year and amended the interest rate the Company pays on LIBOR based borrowings. All borrowings under the U.S. short-term revolver accrue interest at the bank's prime rate less 0.50% or LIBOR plus 0.75% (LIBOR plus 1.00% prior to June 29, 1999). The U.S. short-term revolver is unsecured and requires the maintenance of net worth, quarterly income, working capital and financial ratios.

                          FOSSIL, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of Fossil, Inc. and it's majority owned subsidiaries ("the Company") for the thirteen and twenty-six week periods ended July 3, 1999 (the "Second Quarter" and "Year to Date", respectively), as compared to the thirteen and twenty-six week periods ended July 4, 1998 (the "Prior Year Quarter" and "Prior Year YTD Period", respectively). This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes attached hereto.

GENERAL

The Company is a leader in the design, development, marketing and distribution of contemporary, high quality fashion watches and accessories. The Company developed the FOSSIL brand name to convey a distinctive fashion, quality and value message and a brand image reminiscent of "America in the 1950s" that suggests a time of fun, fashion and humor. Since its inception in 1984, the Company has grown from its original flagship FOSSIL watch product into a diversified company offering an extensive line of fashion watches that includes its RELIC brand as well as complementary lines of small leather goods, belts, handbags and sunglasses under certain of the Company's brands. In addition to developing its own brands, the Company leverages its development and production expertise by designing and manufacturing private label products for some of the most prestigious companies in the world, including national retailers, entertainment companies and theme restaurants.

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

COMPANY HIGHLIGHTS

o Sales of FOSSIL brand watches worldwide continued to represent over half of the Company's net sales.

o A line of stainless steel watches, FOSSIL Steel, chronograph look watches, BLUE TEQ, and women's dress bracelet watches, F2, combined with FOSSIL Blue continue to represent the Company's core watch assortment.

o FOSSIL Big Tic, a part analog, part digital watch that highlights the seconds on a backlite digital display was introduced on a test basis in late 1998. The style was represents one of the Company's best selling watch lines in volume during the Second Quarter and Year to Date.

o FOSSIL brand handbag sales continued to record double-digit sales growth during the Second Quarter and Year to Date in comparison to the comparable periods in 1998.

o FOSSIL brand sunglasses gained market share as a result of the consumer preference for quality brand name items at more moderate price levels, both of which align with the Company's sunglass program initiatives. During the Second Quarter, FOSSIL brand sunglass sales were down in comparison to the Prior Year Quarter but, based on strong sales during the 1999 first quarter, showed double-digit growth on the Year to Date comparison.

o RELIC, the Company-owned brand sold in leading national and regional chain department stores and specialty stores, recorded sales volume growth of approximately 50% during the Second Quarter and Year to Date. As a result of increasing RELIC brand recognition, the Company, at the request of retailers, began the extension of the RELIC brand into leather products during late 1998.

o Sales momentum continued in Europe, which recorded net sales increases of FOSSIL brand product of approximately 30% in the Second Quarter and Year to Date in comparison to the same periods in 1998.

o The Company operated 30 outlet and 14 full price stores at the end of the Second Quarter compared to 28 outlet and 7 full price stores at the end of the Prior Year Quarter.

o The Company holds a worldwide license agreement with Giorgio Armani for the rights to design, produce and market a line of EMPORIO ARMANI watches. Net sales volume for this line of watches during the Second Quarter and Year to Date periods amounted to $7.0 million and $13.7 million, respectively, in comparison to $6.6 million and $9.7 million during the Prior Year Quarter and Prior Year YTD Period, respectively.

o The Company entered into a license agreement with Safilo USA, Inc. and Safilo B.V. to design, manufacture and market FOSSIL brand optical frames in the United States, Canada and Italy as well as sunglasses in Italy. The initial launch of the products is anticipated during fall 1999.

o The Company entered into an agreement with Seiko Instruments America, Inc. to form a joint venture company in which the Company will hold a 20% equity interest. The joint venture company will be responsible for manufacturing, marketing and distributing watches principally to the mass market distribution channel produced under various proposed licensing agreements and private label brands. The Company will perform certain design, marketing and sourcing services for the joint venture.

o The Company's stock was added to the Standard & Poor's SmallCap 600 Index in June 1999.

o The Company declared a 3-for-2 stock split ("the 3-for-2 Stock Dividend") in the form of a 50% stock dividend payable on August 17, 1999.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, (i) the percentages of the Company's net sales represented by certain line items from the Company's condensed consolidated statements of income and (ii) the percentage changes in these line items between the current period and the comparable period of the prior year.



                                       PERCENTAGE OF             PERCENTAGE          PERCENTAGE OF           PERCENTAGE
                                         NET SALES                 CHANGE              NET SALES               CHANGE
                                                                 ----------                                  ----------
                                        FOR THE 13               FOR THE 13           FOR THE 26             FOR THE 26
                                        WEEKS ENDED              WEEKS ENDED          WEEKS ENDED            WEEKS ENDED
                                        -----------              -----------          -----------            -----------
                                  JULY 3,       JULY 4,           JULY 3,         JULY 3,     JULY 4,         JULY 3,
                                   1999          1998              1999            1999        1998            1999
                                   ----          ----              ----            ----        ----            ----
Net sales                          100.0%        100.0%             40.3%         100.0%       100.0%           43.1%
Cost of sales                       50.4          50.4              40.2           49.6         50.7            40.2
                                   -----         -----                            -----        -----
Gross profit margin                 49.6          49.6              40.3           50.4         49.3            46.2
Selling and distribution
  expenses                          23.6          25.2              30.9           22.6         25.6            26.1
General and administrative
  expenses                           7.4           9.0              16.5            7.9          9.1            23.8
                                     ---           ---                              ---          ---
Operating income                    18.6          15.4              69.5           19.9         14.6            95.3
Interest expense                    (0.0)         (0.1)            (60.1)          (0.0)        (0.1)          (57.8)
Other income
  (expense)- net                    (0.0)         (0.2)            (67.2)          (0.1)         0.0           349.5
                                    -----         -----                            -----         ---
Income before income taxes          18.6          15.1              77.7           19.8         14.5            95.9
Income taxes                         7.5           6.2              70.9            8.1          5.9            95.7
                                     ---           ---                              ---          ---
Net income                          10.9%          8.9%             73.0%          11.7%         8.6%           95.7%
                                   =====         =====                            =====        =====



NET SALES. The following table sets forth certain components of the Company's consolidated net sales and the percentage relationship of the components to consolidated net sales for the periods indicated (in millions, except percentage data):


                                      AMOUNTS                       % OF TOTAL
                                      -------                       ----------
                             FOR THE 13 WEEKS ENDED          FOR THE 13 WEEKS ENDED
                             ----------------------          ----------------------
                             JULY 3,         JULY 4,         JULY 3,          JULY 4,
                              1999            1998            1999             1998
                             -------         -------         -------          -------
International:
  Europe                     $ 17.1          $ 13.8              19%              21%
  Other                        16.9             6.2              19               10
                               ----             ---              --               --
     Total International       34.0            20.0              38               31
                               ----            ----              --               --


Domestic:
   Watch products              35.8            28.2              40               44
   Other products              13.1            10.6              14               16
                               ----            ----              --               --
      Total                    49.9            38.8              54               60
    Stores                      7.3             5.5               8                9
                                ---             ---               -                -
      Total Domestic           56.2            44.3              62               69
                               ----            ----              --               --
Total Net Sales              $ 90.2          $ 64.3             100%              100%
                             ======          ======             ===               ===







                                      AMOUNTS                       % OF TOTAL
                                      -------                       ----------
                              FOR THE 26 WEEKS ENDED          FOR THE 26 WEEKS ENDED
                              ----------------------          ----------------------
                             JULY 3,         JULY 4,         JULY 3,          JULY 4,
                              1999            1998            1999             1998
                             -------         -------         -------          -------
International:
  Europe                     $ 36.4          $ 26.0              21%              21%
  Other                        24.9            11.8              14               10
                               ----            ----              --               --
     Total International       61.3            37.8              35               31
                               ----            ----              --               --


Domestic:
   Watch products              72.1            51.5              42               42
   Other products              28.0            22.8              16               19
                               ----            ----              --               --
      Total                   100.1            74.3              58               61
    Stores                     12.1             9.1               7                8
                               ----             ---               -                -
      Total Domestic          112.2            83.4              65               69
                              -----            ----              --               --
Total Net Sales              $173.5          $121.2             100%              100%
                             ======          ======             ===               ===


Worldwide sales volume of FOSSIL branded watches has continued to represent the single largest factor in the Company's sales growth. Strong sales volume increases in FOSSIL brand watches were principally a result of (a) increased sales from the Company's core FOSSIL brand watch assortments and (b) sales from the newly introduced Big Tic line of watches. Net sales during the first half of 1999 were abnormally impacted by (a) refilling of certain retailer's watch inventories after a very successful 1998 holiday season and (b) a $7.2 million sale of non-branded premium incentive watches in the Second Quarter. Fueling top line sales growth during the Year to Date period was double-digit sales growth in the Company's other accessory product lines and sales increases in certain private label and licensing watch lines. In addition, sales of the Company's RELIC brand grew at a rate of approximately 50% during the Second Quarter and Year to Date periods. Management believes the sales increases will average at or above 20% during the last half of 1999.

GROSS PROFIT. In comparison to the comparable 1998 periods, gross profit margins increased slightly to 50% during the Year to Date period while remaining even during the Second Quarter. The gross profit margins during the Second Quarter would have been approximately 52% without the gross margin impact of the non-branded premium incentive sale, which sold at a low margin. The increases in gross profit margins are partially due to the positive gross margin influence stemming from an increase in the Company's sales mix of FOSSIL brand watches, European-based sales and Fossil-owned retail store sales. These sales categories generally result in higher gross profit margins than the Company's consolidated average. In addition, gross profit margins increased based on higher production levels in the Company's foreign-based assembly facilities. Management believes that the Company's gross profit margins for the remainder of 1999 will be comparable to the Year to Date period.

OPERATING EXPENSES. The aggregate increases in operating expenses were due primarily to costs necessary to support increased sales volumes. Total operating expenses as a percentage of net sales ("operating expense ratios") decreased to 31%, in the Second Quarter and Year to Date periods, respectively, compared to the prior year comparable periods. Leveraging expenses against higher sales volumes was the principal reason for this decrease. In addition, during the Second Quarter, operating expense ratios were positively impacted by the non-branded premium incentive sale that had relatively little associated operating expenses. Exclusive of that sale, the operating expense ratio for the Second Quarter would have reflected only a minor improvement over the Prior Year Quarter. Management believes the operating expense ratio for the remainder of 1999 will be the comparable to 1998 levels as a result of planned increases in advertising expenditures to heighten the awareness of the FOSSIL brand.

OTHER INCOME (EXPENSE). Other expense - net increased during the Year to Date period compared to the Prior Year YTD Period. The increase in expense was primarily due to (a) the minority interests share of increased profits generated in the Company's assembly facilities and (b) foreign currency losses stemming from a weaker U.S. dollar in relation to the local currencies of several of the Company's foreign operations during the Year to Date period. Higher interest income generated on increased cash holdings offset these increases during the Second Quarter, and partially offset the additional expenses in the Year to Date period.

YEAR 2000 COMPLIANCE

Computer programs that were written using two digits rather than four digits to define the applicable year may recognize a date using "00" as the year 1900 rather than the year 2000. This result is commonly referred to as the "Year 2000" problem. The Year 2000 problem could result in information system failures or miscalculations. Beginning in 1997, the Company initiated a program to evaluate whether internally developed and/or purchased computer programs that utilize embedded date codes could experience operational problems when the year 2000 is reached. The scope of this effort addressed internal computer systems and supplier capabilities. The Company has significantly completed an extensive review of its businesses to determine whether or not purchased and internally developed computer programs are Year 2000 compliant, as well as determine the extent of any remedial action and associated costs. Management believes it has substantially completed the review of the Company's internal computer systems and substantially either made modifications or purchased new hardware and software to make the Company's internal computer systems Year 2000 compliant. In addition, the Company has significantly completed the testing phase of its main frame computer systems and applications and while no absolute assurances can be provided, management believes these systems and applications will function properly in handling Year 2000 related date calculations. The Company is now involved in finalizing the review and testing phase of its internal computer networks and applicable non-computer related areas to determine its ability to handle Year 2000 related date calculations. Based on the Company's evaluation to date, management believes that the Company will incur approximately $2.4 million in internal and external costs to address the Year 2000 problem of which $2.3 million has been expended as of the end of the Year to Date Period. The Company plans to complete all remediation efforts for its critical systems prior to Year 2000. The financial impact of the Year 2000 reviews, modifications, testing, replacements or related purchases are not expected to have a material adverse effect on the Company's business or its consolidated financial position, results of operations or cash flows. The Company is also contacting its key suppliers and customers to determine their Year 2000 readiness in order to ensure a steady flow of goods and services to the Company and continuity with respect to customer service. The Company has no information that indicates that a significant vendor may be unable to sell to the Company; that a significant customer may be unable to purchase from the Company; or that a significant service provider may be unable to provide services to the Company. The Company is formulating a contingency plan in the event of failure of production operations, the inability of major suppliers to fulfill their commitments and the inability of major customers to submit orders and receive product. The Company expects to have the majority of its contingency plans formalized during September 1999. Notwithstanding the above, the effect, if any, on the Company's future results of operations, due to the Company's major suppliers and customers not being Year 2000 compliant, cannot be reasonably estimated. Management believes that this latter risk is mitigated somewhat by the Company's broad base of customers and suppliers and the worldwide nature of its operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's general business operations historically have not required substantial cash needs during the first several months of its fiscal year. Generally, starting in the second quarter, the Company's cash needs begin to increase typically reaching its peak in the September-November time frame. The additional cash needs have generally been to finance the accumulation of inventory and the build-up in accounts receivable. During the Second Quarter the Company increased it's cash holdings slightly to $71 million in comparison to $69 million as of the end of the Company's 1999 first quarter. At the end of the second quarter, the Company had working capital of $128 million and borrowings of only $4 million against its combined $43 million bank credit facilities. Management believes that cash flow from operations combined with existing cash on hand will be sufficient to satisfy its working capital expenditures for at least the next eighteen months.

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

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual meeting of stockholders on May 26, 1999. At such meeting, the stockholders elected two (2) Class I directors of the Company and no other matters were voted on at the meeting. A total of 20,130,083 shares (prior to giving effect to the 3-for-2 Stock Dividend) were represented at the meeting.

         The tabulation of nominees is as follows (prior to given effect to the 3-for-2 Stock Dividend):

Director Nominee        For           Against        Abstain        Withheld
--------------------------------------------------------------------------------
Kenneth W. Anderson  19,814,441                                      315,642
Michael W. Barnes    19,735,491                                      394,592

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.1 Fourth Amended and Restated Loan Agreement by and among Wells Fargo Bank (Texas), National Association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc. and Fossil Stores II, Inc. dated as of June 28, 1999 (without exhibits).

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


                          FOSSIL, INC.



Date: August 16, 1999     /s/ Randy S. Kercho
                         -------------------
                         Randy S. Kercho
                         Executive Vice President and Chief Financial Officer (Principal financial officer duly authorized to sign on behalf of Registrant)

                                  EXHIBIT INDEX

Exhibit
Number                          Document Description
-------                         --------------------

10.1 Fourth Amended and Restated Loan Agreement by and among Wells Fargo Bank (Texas), National Association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc. and Fossil Stores II, Inc. dated as of June 28, 1999 (without exhibits).

27   Financial Data Schedule.