Form 10-Q
period 1999-10-02
FOSSIL INC
filed 1999-11-16
CIK 883569

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: October 2, 1999

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

         The number of shares of Registrant's common stock, outstanding as of November 15, 1999: 32,051,656

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          FOSSIL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                                                           OCTOBER 2,              JANUARY 2,
                                                                               1999                   1999
                                                                               ----                   ----
                                                                           (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                                 $ 63,996               $ 57,263
   Accounts receivable - net                                                   54,379                 42,582
   Inventories                                                                 76,609                 57,295
   Deferred income tax benefits                                                 6,609                  5,655
   Prepaid expenses and other current assets                                    7,430                  3,538
                                                                             --------               --------

          Total current assets                                                209,023                166,333

Investment in affiliate                                                         3,947                      -
Property, plant and equipment - net                                            26,802                 23,117
Intangible and other assets - net                                               5,825                  4,628
                                                                             --------               --------

                                                                             $245,597               $194,078
                                                                             ========               ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                             $  4,899               $  4,537
   Accounts payable                                                            20,247                 14,512
   Accrued expenses:
       Co-op advertising                                                       10,761                 13,311
       Compensation                                                             4,260                  3,246
       Other                                                                   13,071                 11,201
   Income taxes payable                                                        16,973                 10,487
                                                                             --------               --------

            Total current liabilities                                          70,211                 57,294

Minority interest in subsidiaries                                               2,605                  1,864
Stockholders' equity:
   Common stock, shares issued and outstanding,
       32,063,824 and 31,398,136, respectively                                    321                    209
   Additional paid-in capital                                                  39,378                 34,345
   Retained earnings                                                          135,299                102,859
   Accumulated other comprehensive income                                      (2,217)                (1,037)
   Treasury stock at cost, none and 155,518 shares,
     respectively                                                                   -                 (1,456)
                                                                             --------               --------

            Total stockholders' equity                                        172,781                134,920
                                                                             --------               --------

                                                                             $245,597               $194,078
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



                          FOSSIL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                    UNAUDITED
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                           FOR THE 13        FOR THE 13        FOR THE 39        FOR THE 39
                                                           WEEKS ENDED       WEEKS ENDED      WEEKS ENDED       WEEKS ENDED
                                                           OCTOBER 2,        OCTOBER 3,        OCTOBER 2,        OCTOBER 3,
                                                             1999              1998              1999              1998
                                                           -----------       -----------      -----------       -----------
Net sales                                                  $ 104,831         $ 82,394         $ 278,379         $ 203,642
Cost of sales                                                 52,193           41,961           138,319           103,403
                                                           ---------         --------         ---------         ---------
   Gross profit                                               52,638           40,433           140,060           100,239

Operating expenses:
   Selling and distribution                                   22,649           18,253            61,825            49,328
   General and administrative                                  7,675            6,575            21,285            17,569
                                                           ---------         --------         ---------         ---------
            Total operating expenses                          30,324           24,828            83,110            66,897
                                                           ---------         --------         ---------         ---------

Operating income                                              22,314           15,605            56,950            33,342
Interest expense                                                  27               51                76               168
Other income (expense) - net                                     (31)             (98)             (215)             (139)
                                                           ---------         --------         ---------         ---------
Income before income taxes                                    22,256           15,456            56,659            33,035
Provision for income taxes                                     9,125            6,400            23,231            13,609
                                                           ---------         --------         ---------         ---------
   Net income                                              $  13,131         $  9,056         $  33,428         $  19,426
   Other comprehensive income:
       Currency translation adjustment                           978            1,638              (852)            1,382
       Unrealized loss on  short term investments               (135)               -              (328)                -
                                                           ---------         --------         ---------         ---------
   Comprehensive income                                    $  13,974         $ 10,694         $  32,248         $  20,808
                                                           =========         ========         =========         =========


   Net income per share:
   Basic                                                   $    0.41         $   0.29         $    1.05         $    0.63
                                                           =========         ========         =========         =========
   Diluted                                                 $    0.39         $   0.28         $    1.00         $    0.60
                                                           =========         ========         =========         =========
Weighted average common and common
 equivalent shares outstanding:
   Basic                                                      31,978           31,362            31,785            31,016
                                                           =========         ========         =========         =========
   Diluted                                                    33,513           32,776            33,409            32,546
                                                           =========         ========         =========         =========



See notes to condensed consolidated financial statements.


                          FOSSIL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (IN THOUSANDS)

                                                                             FOR THE 39 WEEKS   FOR THE 39 WEEKS
                                                                                  ENDED               ENDED
                                                                                OCTOBER 2,         OCTOBER 3,
                                                                                   1999               1998
                                                                             ----------------   ----------------
Operating activities:
   Net income                                                                    $ 33,428           $ 19,426
   Noncash items affecting net income:
       Minority interest in subsidiaries                                            1,531                690
       Depreciation and amortization                                                4,042              2,459
       Increase in allowance for doubtful accounts                                    362              1,962
       Increase in allowance for returns -
          net of related inventory in transit                                       1,015              1,083
       Deferred income tax benefits                                                (1,035)              (943)
   Changes in assets and liabilities:
       Accounts receivable                                                        (11,074)           (14,785)
       Inventories                                                                (18,089)           (22,283)
       Prepaid expenses and other current assets                                   (4,095)              (678)
       Accounts payable                                                             3,520             10,636
       Accrued expenses                                                               333              6,431
       Income taxes payable                                                         8,220              7,017
                                                                                 --------           --------

               Net cash from operations                                            18,158             11,015

Investing activities:
   Additions to property, plant and equipment                                      (7,283)            (3,624)
   Acquisition of distributor assets                                               (2,732)                 -
   Investment in affiliate                                                         (3,947)                 -
   Increase in intangible and other assets                                           (702)              (133)
                                                                                 --------           --------

               Net cash used in investing activities                              (14,664)            (3,757)

Financing activities:
   Issuance of common stock                                                         3,411              6,507
   Treasury stock issued for options exercised                                        469             (2,647)
   Distribution of minority interest earnings                                        (790)              (390)
   Increase (repayments) of notes payable-banks                                       362             (4,046)
                                                                                 --------           --------

               Net cash from (used in) financing activities                         3,452               (576)

Effect of exchange rate changes on cash and cash equivalents                         (213)               163
                                                                                 --------           --------
Net increase in cash and cash equivalents                                           6,733              6,845

Cash and cash equivalents:
   Beginning of period                                                             57,263             21,104
                                                                                 --------           --------

   End of period                                                                 $ 63,996           $ 27,949
                                                                                 ========           ========

See notes to condensed consolidated financial statements.

                          FOSSIL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

1.       FINANCIAL STATEMENT POLICIES

BASIS OF PRESENTATION. The condensed consolidated financial statements include the accounts of Fossil, Inc., a Delaware corporation, and its majority-owned subsidiaries (the "Company"). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company's financial position as of October 2, 1999, and the results of operations for the thirteen-week periods ended October 2, 1999, and October 3, 1998. All adjustments are of a normal, recurring nature.

These interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included in Form 10-K filed by the Company pursuant to the Securities Exchange Act of 1934 for the year ended January 2, 1999. Operating results for the thirteen-week period ended October 2, 1999, are not necessarily indicative of the results to be achieved for the full year.

On July 21, 1999, the Board of Directors of the Company declared a 3-for-2 stock split ("Stock Split") of the Company's $0.01 par value common stock ("Common Stock") which was effected in the form of a stock dividend which was paid on August 17, 1999 to stockholders of record on August 3, 1999. Retroactive effect has been given to the Stock Split in stockholders' equity accounts beginning as of the fiscal year ended January 2, 1999, and in all share and per share data in the accompanying condensed consolidated financial statements.

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

2.       INVESTMENT IN AFFILIATED COMPANY

During August 1999, the Company invested $4.0 million in cash to acquire a 20% interest in SII Marketing International, Inc. ("SMI"). SMI, a joint venture formed between the Company and Seiko Instruments, Inc. was formed to design, market and distribute watches in the mass-market distribution channel. The investment is carried on an equity basis, which approximates the Company's equity in SMI's underlying net book value. In connection with the formation of the joint venture, the Company signed a multi-year Service Agreement with SMI to perform certain marketing, design and merchandising functions. The compensation the Company receives under the Service Agreement is based primarily on a percentage of SMI's net sales.


3.       ACQUISITIONS

Effective September 1999, Fossil U.K., Ltd. acquired certain assets of Junghans U.K., Ltd. ("Junghans UK") for approximately $2.7 million in cash. Junghans UK acted as the Company's primary distributor in the United Kingdom and Ireland. The acquisition was accounted for as a purchase and, in connection therewith, the Company recorded goodwill of approximately $0.6 million.

4.       INVENTORIES

         Inventories consist of the following:
                                                                        October 2,        January 2,
                (IN THOUSANDS)                                            1999              1999
                                                                          ----              ----
                Components and parts                                     $ 5,247         $ 3,402
                Work-in-process                                            1,910           1,445
                Finished merchandise on hand                              55,285          40,344
                Merchandise at Company stores                              7,032           5,340
                Merchandise in-transit from estimated
                  customer returns                                         7,135           6,764
                                                                         -------         -------

                                                                         $76,609         $57,295
                                                                         =======         =======

The Company periodically enters into forward contracts principally to hedge the payment of intercompany inventory transactions with its non-U.S. subsidiaries. Currency exchange gains or losses resulting from the translation of the related accounts, along with the offsetting gains or losses from the hedge, are deferred until the inventory is sold or the forward contract is completed. At October 2, 1999, the Company had hedge contracts to sell 6.6 million German Marks for approximately $3.8 million, expiring through December 1999 and 2,278 million Italian Lira for approximately $1.3 million, expiring through November 1999.


5.       GEOGRAPHIC INFORMATION
           (IN THOUSANDS)



                                               FOR THE 13 WEEKS ENDED           FOR THE 13 WEEKS ENDED
                                                   OCTOBER 2, 1999                  OCTOBER 3, 1998
                                             --------------------------         -----------------------
                                                              OPERATING                       OPERATING
                                             NET SALES         INCOME           NET SALES      INCOME
                                             ---------        ---------         ---------     ---------
           U.S.- exclusive of
              Company Stores                  $ 75,387         $12,921          $ 59,814       $ 7,327
           Stores                               10,804             454             7,281            99
           Europe                               19,960           2,363            14,936         1,456
           Far East                             41,833           6,575            43,829         7,339
           Japan                                 1,549               1             2,111          (616)
           Intergeographic items               (44,702)              -           (45,577)            -
                                              --------         -------          --------       -------
           Consolidated                       $104,831         $22,314          $ 82,394       $15,605
                                              ========         =======          ========       =======




                                                 FOR THE 39 WEEKS ENDED        FOR THE 39 WEEKS ENDED
                                                     OCTOBER 2, 1999              OCTOBER 3, 1998
                                             ---------------------------       -------------------------
                                                               OPERATING                       OPERATING
                                             NET SALES          INCOME          NET SALES       INCOME
                                             ---------         ---------       ----------      ---------
           U.S.- exclusive of
              Company Stores                 $ 190,392         $25,758          $144,945       $14,284
           Stores                               22,951             166            16,365          (301)
           Europe                               56,948           9,848            40,896         4,707
           Far East                            133,081          21,750            97,075        15,912
           Japan                                 5,061            (573)            5,920        (1,260)
           Intergeographic items              (130,054)              1          (101,559)            -
                                             ---------         -------          --------       -------
           Consolidated                      $ 278,379         $56,950          $203,642       $33,342
                                             =========         =======          ========       =======

6.       EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS:



                                                            FOR THE 13        FOR THE 13       FOR THE 39        FOR THE 39
        (IN THOUSANDS, EXCEPT PER SHARE DATA)               WEEKS ENDED       WEEKS ENDED      WEEKS ENDED       WEEKS ENDED
                                                          OCTOBER 2, 1999   OCTOBER 3, 1998  OCTOBER 2, 1999   OCTOBER 3, 1998
                                                          ---------------   ---------------  ---------------   ---------------
        BASIC EPS COMPUTATION:
          Numerator:
             Net income                                       $ 13,131         $  9,056           $ 33,428        $ 19,426
                                                              --------         --------           --------        --------
          Denominator:
             Weighted average common
                shares outstanding                              21,533           20,921             21,249          20,678
             Treasury stock                                       (158)             (13)               (31)              -
             Effect of stock dividend                           10,603           10,454             10,567          10,339
                                                              --------         --------           --------        --------
                                                                31,978           31,362             31,785          31,016
                                                              --------         --------           --------        --------

        BASIC EPS                                             $   0.41         $   0.29           $   1.05        $   0.63
                                                              ========         ========           ========        ========

        DILUTED EPS COMPUTATION:
          Numerator:
             Net income                                       $ 13,131         $  9,056           $ 33,428        $ 19,426
                                                              --------         --------           --------        --------
          Denominator:
             Weighted average common
                shares outstanding                              21,533           20,715             21,249          20,678
             Stock option conversion                             1,535              943              1,624           1,020
             Treasury stock                                       (158)             (13)               (31)              -
             Effect of stock dividend                           10,603           11,131             10,567          10,848
                                                              --------         --------           --------        --------
                                                                33,513           32,776             33,409          32,546
                                                              --------         --------           --------        --------

        DILUTED EPS                                           $   0.39         $   0.28           $   1.00        $   0.60
                                                              ========         ========           ========        ========



7.       DEBT

In June 1999, the Company renewed its U.S. short-term revolver for one year and amended the interest rate the Company pays on LIBOR based borrowings. All borrowings under the U.S. short-term revolver accrue interest at the bank's prime rate less 0.50% or LIBOR plus 0.75% (LIBOR plus 1.00% prior to June 29, 1999). The U.S. short-term revolver is unsecured and requires the maintenance of net worth, quarterly income, working capital and financial ratios.


8.       STOCKHOLDER'S EQUITY

During the Third Quarter of 1999, the Company repurchased 21,500 shares of treasury stock for $583,583.

                          FOSSIL, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the thirteen and thirty-nine week periods ended October 2, 1999 (the "Third Quarter" and "Year to Date," respectively), as compared to the thirteen and thirty-nine week periods ended October 3, 1998 (the "Prior Year Quarter" and "Prior Year YTD Period," respectively). This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes attached hereto.

GENERAL

The Company is a leader in the design, development, marketing and distribution of contemporary, high quality fashion watches and accessories. The Company developed the FOSSIL brand name to convey a distinctive fashion, quality and value message and a brand image reminiscent of "America in the 1950s" that suggests a time of fun, fashion and humor. Since its inception in 1984, the Company has grown from its original flagship FOSSIL watch product into a Company offering a diversified range of accessories. The Company's product offerings include an extensive line of fashion watches sold under its FOSSIL and RELIC brands as well as complementary lines of small leather goods, belts, handbags and sunglasses. In addition to developing its own brands, the Company leverages its development and production expertise by designing and manufacturing private label and licensed products for some of the most prestigious companies in the world, including national retailers, entertainment companies and fashion designers.

The Company has further capitalized on the increasing awareness of the FOSSIL brand by entering into various license agreements. FOSSIL brand optical frames and underwear are currently available under license agreements.

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

COMPANY HIGHLIGHTS

o Sales of FOSSIL brand watches worldwide continue to represent over half of the Company's net sales.
o FOSSIL Blue, a line of sport watches; FOSSIL Steel, stainless steel watches; and F2, women's dress bracelet watches, collectively accounted for the majority of the Company's FOSSIL brand watch sales.
o FOSSIL Big Tic, a revolutionary part analog, part digital watch that highlights the seconds on a backlite digital display, was introduced on a test basis in late 1998. The style was extremely well received in the marketplace and represented approximately 10% of the Company's FOSSIL brand watch volume sales during the Third Quarter and Year to Date.
o FOSSIL brand handbag sales continued to record double-digit sales growth during the Third Quarter and Year to Date in comparison to the comparable periods in 1998.
o FOSSIL brand sunglasses gained market share as a result of the consumer preference for quality brand name items at more moderate price levels, both of which align nicely with the Company's sunglass program initiatives. This category has shown double digit growth on the Year to Date comparison.

o RELIC, the Company-owned brand sold in leading national and regional chain department and specialty stores, recorded sales volume growth exceeding 50% during the Third Quarter and Year to Date. As a result of increasing RELIC brand recognition, the Company at the request of retailers began the extension of the RELIC brand into leather products during late 1998.
o Sales momentum continued in Europe, which recorded net sales increases of FOSSIL brand product in excess of 30% in the Third Quarter and Year to Date in comparison to the same periods in 1998.
o The Company operated 31 outlet and 14 retail stores at the end of the Third Quarter as compared to 28 outlet and 9 retail stores at the end of the Prior Year Quarter.
o The Company entered into separate license agreements to design, produce and market DKNY and Diesel brand watches. The Company plans to launch these lines in the first quarter and second quarter of 2000, respectively.
o In August, the Company formed a joint venture with Seiko Instruments America, Inc. in which the Company acquired a 20% equity interest. The Joint Venture Company is responsible for manufacturing, marketing and distributing watches principally to the mass market distribution channel.
o The Company's Common Stock was added to the Standard & Poor's SmallCap 600 Index in June 1999.
o The Company declared a 3-for-2 stock split (the "3-for-2 Stock Dividend") in the form of a 50% stock dividend paid on August 17, 1999.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, (i) the percentages of the Company's net sales represented by certain line items from the Company's condensed consolidated statements of income and (ii) the percentage changes in these line items between the current period and the comparable period of the prior year.


                                      PERCENTAGE OF            PERCENTAGE            PERCENTAGE OF          PERCENTAGE
                                        NET SALES                CHANGE               NET SALES               CHANGE
                                                                 ------                                       ------
                                        FOR THE 13             FOR THE 13            FOR THE 39             FOR THE 39
                                        WEEKS ENDED            WEEKS ENDED           WEEKS ENDED            WEEKS ENDED
                                        -----------            -----------           -----------            -----------
                                  OCTOBER 2,    OCTOBER 3,      OCTOBER 2,      OCTOBER 2,    OCTOBER 3,      OCTOBER 2,
                                    1999          1998             1999            1999          1998            1999
                                    ----          ----             ----            ----          ----            ----
                                                                                                                  ,
Net sales                          100.0%        100.0%             27.2%         100.0%       100.0%           36.7%
Cost of sales                       49.8          50.9              24.4           49.7         50.8            33.8
                                   -----         -----                            -----        -----
Gross profit margin                 50.2          49.1              30.2           50.3         49.2            39.7
Selling and distribution
  expenses                          21.6          22.2              24.1           22.2         24.2            25.3
General and administrative
  expenses                           7.3           8.0              16.7            7.6          8.6            21.2
                                   -----         -----                            -----        -----
Operating income                    21.3          18.9              43.0           20.5         16.4            70.8
Interest expense                     0.0           0.0             (47.6)           0.0          0.1           (54.8)
Other income
  (expense)- net                    (0.1)         (0.1)            (69.2)          (0.1)        (0.1)           54.7
                                   -----         -----                            -----        -----
Income before income taxes          21.2          18.8              44.0           20.4         16.2            71.5
Income taxes                         8.7           7.8              42.6            8.4          6.7            70.7
                                   -----         -----                            -----        -----
Net income                          12.5%         11.0%             45.0%          12.0%         9.5%           72.1%
                                   =====         =====                            =====        =====

NET SALES. The following table sets forth certain components of the Company's consolidated net sales and the percentage relationship of the components to consolidated net sales for the periods indicated (in millions, except percentage data):

                                      AMOUNTS                       % OF TOTAL
                                      -------                       ----------
                              FOR THE 13 WEEKS ENDED          FOR THE 13 WEEKS ENDED
                              ----------------------          ----------------------
                              OCTOBER 2,      OCTOBER 3,      OCTOBER 2,     OCTOBER 3,
                                1999            1998            1999            1998
                                ----            ----            ----            ----
International:
  Europe                     $ 20.0          $ 14.9              19   %           18  %
  Other                         8.1             7.9               8               10
                             ------          ------             ---              ---
     Total International       28.1            22.8              27               28
                             ------          ------             ---              ---
Domestic:
   Watch products              46.5            39.2              44               47
   Other products              19.5            13.1              19               16
                             ------          ------             ---              ---
      Total                    66.0            52.3              63               63
    Stores                     10.8             7.3              10                9
                             ------          ------             ---              ---
      Total Domestic           76.8            59.6              73               72
                             ------          ------             ---              ---
Total Net Sales              $104.9          $ 82.4             100   %          100  %
                             ======          ======             ===              ===

                                      AMOUNTS                       % OF TOTAL
                                      -------                       ----------
                              FOR THE 39 WEEKS ENDED          FOR THE 39 WEEKS ENDED
                              ----------------------          ----------------------
                              OCTOBER 2,      OCTOBER 3,      OCTOBER 2,     OCTOBER 3,
                                1999            1998            1999            1998
                                ----            ----            ----            ----

International:
  Europe                     $ 56.4          $ 40.9              20   %           20  %
  Other                        33.0            19.7              12               10
                             ------          ------             ---              ---
     Total International       89.4            60.6              32               30
                             ------          ------             ---              ---
Domestic:
   Watch products             118.6            90.7              43               44
   Other products              47.5            35.9              17               18
                             ------          ------             ---              ---
      Total                   166.1           126.6              60               62
    Stores                     22.9            16.4               8                8
                             ------          ------             ---              ---
      Total Domestic          189.0           143.0              68               70
                             ------          ------             ---              ---
Total Net Sales              $278.4          $203.6             100   %          100  %
                             ======          ======             ===              ===

Worldwide sales volume of FOSSIL branded watches continued to represent the single largest factor in the Company's sales growth. Strong sales volume increases in the watch category were principally a result of (a) increased sales from the Company's core FOSSIL and RELIC brand watch assortments and (b) sales from the recently introduced Big Tic line of watches. Offsetting the strength in domestic watch sales during the Third Quarter was a weakness of approximately 39% in the sales of private label brand watches. Sales of the Company's leather accessory products grew over 30% during both the Third Quarter and Year to Date in comparison to the prior year comparable periods. Particularly strong in the Third Quarter were sales of FOSSIL brand handbags, small leather goods and men's belts. These categories increased their market share through increased penetration of existing points of sale and new points of sale, principally in men's belts. Also fueling the leather category sales was the continued roll-out of RELIC brand and private label goods to national and regional chain department and specialty stores. Net sales during the first half of 1999 was abnormally impacted by (a) refilling of certain retailer's watch inventories after a very successful 1998 holiday season and (b) a $7.2 million sale of non-branded premium incentive watches during the second quarter. Management believes that comparable sales increases will be approximately 20% during the fourth quarter of 1999 as the Company anniversaries significant sales increases achieved during the comparable period of 1998.

GROSS PROFIT. In comparison to the comparable 1998 periods, gross profit margins increased about 100 basis points during both the Third Quarter and Year to Date periods. The increases in gross profit margins are partially due to the positive gross margin influence stemming from an increase in the Company's sales mix of FOSSIL brand watches, European-based sales and Fossil-owned retail store sales. These sales categories generally result in higher gross profit margins than the Company's consolidated average. Management believes that the Company's gross profit margins for the remainder of 1999 will be approximately 50%.

OPERATING EXPENSES. The aggregate increases in operating expenses were due primarily to costs necessary to support increased sales volumes. Total selling, general and administrative expenses as a percentage of net sales decreased significantly in the Year to Date period and to a lesser extent during the Third Quarter as compared to the prior year comparable periods. Leveraging expenses against higher sales volumes was the principal reason for this decrease. In addition, during the Year to Date period, operating expense ratios were positively impacted by a $7.3 million sale of non-branded premium incentive watches in the second quarter that had relatively little associated operating expenses. The Company increased media brand advertising during the Third Quarter reducing the amount of operating expense leverage realized. Management believes the operating expense ratio for the remainder of 1999 will approximate the comparable 1998 levels as the Company continues to increase advertising expenditures to heighten the awareness of the FOSSIL brand.

OTHER INCOME (EXPENSE). Other expense - net increased during the Year to Date period as compared to the Prior Year YTD Period. The increase in expense was primarily due to (a) the minority interests share of increased profits generated in the Company's assembly facilities and (b) foreign currency losses stemming from a weaker U.S. dollar in relation to the local currencies of several of Company's foreign operations during the Year to Date period. Offsetting these increases during the Third Quarter and partially offsetting the additional expenses in the Year to Date period, was higher interest income generated on increased cash holdings.

YEAR 2000 COMPLIANCE

Computer programs that were written using two digits rather than four digits to define the applicable year may recognize a date using "00" as the year 1900 rather than the year 2000. This result is commonly referred to as the "Year 2000" problem. The Year 2000 problem could result in information system failures or miscalculations. Beginning in 1997, the Company initiated a program to evaluate whether internally developed and/or purchased computer programs that utilize embedded date codes could experience operational problems when the year 2000 is reached. The scope of this effort addressed internal computer systems and supplier capabilities. The Company has significantly completed an extensive review of its businesses to determine whether or not purchased and internally developed computer programs are Year 2000 compliant, as well as determine the extent of any remedial action and associated costs. Management believes it has substantially completed the review of the Company's internal computer systems and substantially either made modifications or purchased new hardware and software to make the Company's internal computer systems Year 2000 compliant. In addition, the Company has significantly completed the testing phase of its main frame and desktop computer systems and applications and while no absolute assurances can be provided, management believes these systems and applications will function properly in handling Year 2000 related date calculations. Based on the Company's evaluation to date, management believes that the Company will incur approximately $2.4 million in internal and external costs to address the Year 2000 problem of which $2.3 million has been expended as of the end of the Year-to Date Period. The Company plans to complete all remediation efforts for its critical systems prior to Year 2000. The financial impact of the Year 2000 reviews, modifications, testing, replacements or related purchases are not expected to have a material adverse effect on the Company's business or its consolidated financial position, results of operations or cash flows. The Company is continuing to contact its key suppliers and customers to determine their Year 2000 readiness in order to ensure a steady flow of goods and services to the Company and continuity with respect to customer service. The Company has no information that indicates that a significant vendor may be unable to sell to the Company; that a significant customer may be unable to purchase from the Company; or that a significant service provider may be unable to provide services to the Company. The Company has significantly completed its contingency plan in the event of failure of production operations, the inability of major suppliers to fulfill their commitments and the inability of major customers to submit orders and receive product. Notwithstanding the above, the effect, if any, on the Company's future results of operations, due to the Company's major suppliers and customers not being Year 2000 compliant, cannot be reasonably estimated. Management believes that this latter risk is mitigated somewhat by the Company's broad base of customers and suppliers and the worldwide nature of its operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's general business operations historically have not required substantial cash needs during the first several months of its fiscal year. Generally starting in the second quarter the Company's cash needs begin to increase, typically reaching its peak in the September-November time frame. The additional cash needs have generally been to finance the accumulation of inventory and the build-up in accounts receivable. During the Third Quarter the Company's cash holdings decreased slightly to $64 million in comparison to $71 million as of the end of the Company's 1999 second quarter. At the end of the Third Quarter the Company had working capital of $139 million and borrowings of only $5 million against its combined $43 million bank credit facilities. Management believes that cash flow from operations combined with existing cash on hand will be sufficient to satisfy its working capital expenditures for at least the next eighteen months.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a multinational enterprise, the Company is exposed to changes in foreign currency exchange rates. The Company employs a variety of practices to manage this market risk, including its operating and financing activities and, where deemed appropriate, the use of derivative financial instruments. Forward contracts have been utilized by the Company to mitigate foreign currency risk. The Company's most significant foreign currency risks relate to the Euro and the Japanese Yen. The Company uses derivative financial instruments only for risk management purposes and does not use them for speculation or for trading. There were no significant changes in how the Company managed foreign currency transactional exposures during the Third Quarter and management does not anticipate any significant changes in such exposures or in the strategies it employs to manage such exposures in the near future.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.1 Joint  Venture   Agreement   between   Fossil,   Inc.  and  Seiko
               Instruments America, Inc. dated June 1, 1999 (without exhibits)

          10.2 Form of Service Agreement between SII Marketing International, Inc. and Fossil Partners, L.P. dated August 9, 1999.

          10.3 Asset Purchase Agreement by and between Junghans UK Limited and Fossil (UK) Ltd. dated August 1999 (without schedules)

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


                            FOSSIL, INC.



Date: November 15, 1999      /s/ Randy S. Kercho
                            ----------------------------------------------------
                            Randy S. Kercho
                            Executive Vice President and Chief Financial Officer (Principal financial and accounting officer duly authorized to sign on behalf of Registrant)

                                  EXHIBIT INDEX

Exhibit
Number                              Document Description
-------                             --------------------

10.1 Joint Venture Agreement between Fossil, Inc. and Seiko Instruments America, Inc. dated June 1, 1999 (without exhibits)

10.2 Form of Service Agreement between SII Marketing International, Inc. and Fossil Partners, L.P. dated August 9, 1999.

10.3 Asset Purchase Agreement by and between Junghans UK Limited and Fossil (UK) Ltd. dated August 1999 (without schedules)

27   Financial Data Schedule.