Form 10-K
period 2000-01-01
FOSSIL INC
filed 2000-03-31
CIK 883569

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

         X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       -----      SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JANUARY 1, 2000

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       -----      SECURITIES EXCHANGE ACT OF 1934

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

         The aggregate market value of Common Stock held by nonaffiliates of the registrant, based on the sale trade price of the Common Stock as reported by the Nasdaq National Market on March 29, 2000, was $410,652,945. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant. As of March 29, 2000, 32,100,646 shares of Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The Company's definitive proxy statement in connection with the Annual Meeting of Stockholders to be held May 24, 2000, to be filed with the Commission pursuant to Regulation 14A, and the Company's Annual Report to Stockholders are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Fossil, Inc. (the "Company") is a leader in the design, development, marketing and distribution of contemporary, high quality fashion watches and accessories. The Company developed the FOSSIL-Registered Trademark- brand name to convey a distinctive fashion, quality and value message and a brand image reminiscent of "America in the 1950s" that suggests a time of fun, fashion and humor. Since its inception in 1984, the Company has grown from its original flagship FOSSIL watch product into a diversified company offering an extensive line of fashion watches, small leather goods, belts, handbags and sunglasses under the FOSSIL and RELIC-Registered Trademark-brands. In addition to developing its own brands, the Company leverages its development and production expertise by designing and manufacturing private label products for some of the most prestigious companies in the world, including national retailers, entertainment companies and theme restaurants. The Company's successful expansion of its product lines has contributed to its increasing net sales and operating profits.

         The Company has capitalized on the increasing awareness of the FOSSIL brand by entering into various license agreements for other categories of fashion accessories. The Company has entered into various license agreements to design, manufacture, distribute and market watches under the brands of other companies, including EMPORIO ARMANI-Registered Trademark- , DKNY-Registered Trademark- and DIESEL-Registered Trademark-.

         The Company sells its products in approximately 17,000 retail locations in the United States through a diversified distribution network that includes approximately 5,000 department store doors, such as Federated/Macy's, May Department Stores and Dillard's for its FOSSIL brand and JCPenney and Sears for its RELIC brand, as well as approximately 12,000 specialty retail locations. The Company also sells its products through a network of 50 Company-owned stores within the United States, with 17 retail stores located in premier retail sites and 33 outlet stores located in major outlet malls.

         The Company's products are sold to department stores and specialty retail stores in over 85 countries worldwide through Company-owned foreign sales subsidiaries and through a network of approximately 52 independent distributors. The Company's foreign operations include a presence in Europe, South and Central America, the Caribbean, Canada, the Far East, Australia and the Middle East. In addition, the Company's products are offered at retail locations in major airports in the United States, on cruise ships and in independently-owned, authorized FOSSIL retail stores and kiosks in certain international markets.

         The Company is a Delaware corporation formed in 1991 and is the successor to a Texas corporation formed in 1984. In 1993, the Company completed an initial public offering of 2,760,000 shares of common stock, par value $.01 (the "Common Stock"). The Company conducts substantially all of its operations in the United States through Fossil Partners, L.P., a Texas limited partnership formed in 1994 of which the Company is the sole general partner. The Company also conducts operations in the United States and certain international markets through various directly and indirectly owned subsidiaries. The Company's operations in Hong Kong relating to the procurement of watches from various manufacturing sources are conducted by Fossil (East) Limited ("Fossil East"), a wholly owned subsidiary of the Company acquired in 1992. The Company's principal executive offices are located at 2280 N. Greenville Avenue, Richardson, Texas 75082, and its telephone number at such address is (972) 234-2525.

FORWARD-LOOKING INFORMATION

         The statements contained in this Annual Report on Form 10-K ("Annual Report") that are not historical facts, including, but not limited to, statements found in this "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in the Annual Report could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: general economic conditions, competition, government regulation and possible future litigation, as well as the risks and uncertainties discussed in this Annual Report, including, without limitation, the portions referenced above, and the risks and uncertainties set forth on the Company's Current Report on Form 8-K dated March 30, 1999.

INDUSTRY OVERVIEW

WATCH PRODUCTS

         The Company believes that the current market for watches in the United States can be divided into four segments. One segment of the market consists of fine watches characterized by internationally known brand names such as Concord, Piaget and Rolex. Watches offered in this segment are usually made of precious metals or stainless steel and may be set with precious gems. These watches are often manufactured in Switzerland and are sold by trade jewelers and in the fine jewelry departments of better department stores and other purveyors of luxury goods at retail prices ranging from $1,500 to in excess of $20,000. A second segment of the market consists of fine premium branded and designer watches manufactured in Switzerland and the Far East such as Gucci, Rado, Raymond Weil, Seiko and Swiss Army. These watches are sold at retail prices generally ranging from $150 to $1,500. The Company's EMPORIO ARMANI line generally competes in this market segment. A third segment of the market consists of watches sold by mass marketers, which include certain watches sold under the Timex brand name as well as certain watches sold by Armitron under various brand names and labels. Retail prices in this segment range from $5 to $40.

         The fourth segment of the market consists of moderately priced watches characterized by contemporary fashion and well known brand names. Moderately priced watches are typically manufactured in Japan or Hong Kong and are sold by department stores and specialty stores at retail prices ranging from $40 to $150. This market segment is targeted by the Company and its principal competitors, including the companies that market watches under the Guess?, Anne Klein II, Kenneth Cole and Swatch brand names, whose products attempt to reflect emerging fashion trends in accessories and apparel. The Company's DKNY line generally competes in this segment as well. Some of the watches in this sector are manufactured under license agreements with companies that market watches under various brand names, including Guess?, Anne Klein II and Kenneth Cole. The Company believes that one reason for the growth of this sector has been that fashion-conscious consumers have increasingly come to regard branded fashion watches not only as time pieces but also as fashion accessories. This trend has resulted in consumers owning multiple watches that may differ significantly in terms of style, features and cost.

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

         Moderately priced fashion accessories are typically marketed in department stores and are characterized by contemporary fashion and well known brand names at reasonable price points, such as FOSSIL and RELIC. The Company currently offers small leather goods, handbags, belts, eyewear for both men and women through department stores and specialty retailers in the moderate to upper-moderate price range. Companies such as Calvin Klein, Tommy Hilfiger, Guess?, Nine West, Kenneth Cole and Liz Claiborne currently operate in this market.

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

OPERATING STRATEGY

- FASHION ORIENTATION AND DESIGN INNOVATION. The Company is able to market its products to consumers with differing tastes and lifestyles by offering a wide range of brands and product categories at a variety of price points. The Company attempts to stay abreast of emerging fashion and lifestyle trends affecting accessories and apparel and it responds to these trends by making adjustments in its product lines several times each year. The Company differentiates its products from those of its competitors principally through innovations in fashion details, including variations in the treatment of dials, crystals, cases, straps and bracelets for the Company's watches and innovative treatments and details in its other accessories.

- COORDINATED PRODUCT PROMOTION. The Company coordinates in-house product design, packaging, advertising and in-store presentations to more effectively and cohesively communicate to its target markets the themes and images associated with its brands. For example, many of the Company's FOSSIL brand products and certain of its accessory products are packaged in metal tins decorated with designs consistent with the Company's marketing strategy and product image. In addition, the Company generally markets its fashion accessory lines through the same distribution channels as its watch lines, using similar in-store presentations, graphics and packaging.

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

- CENTRALIZED DISTRIBUTION. The Company distributes substantially all of its products sold in the United States and certain of its products sold in international markets from its warehouse and distribution center in Richardson, Texas. The Company also distributes its products to international markets from warehouse and distribution centers located in Germany, Italy, Hong Kong, the United Kingdom, Spain and Japan. The Company believes its centralized distribution capabilities enable it to reduce inventory risk, increase flexibility in meeting the delivery requirements of its customers and maintain significant cost advantages as compared to its competitors.

GROWTH STRATEGY

- INTRODUCE NEW PRODUCTS AND BRANDS. The Company continually introduces new products within its existing brands and through license agreements and brand extensions to attract a wide range of consumers with differing tastes and lifestyles. For example, the Company currently offers a full line of watch and accessory products under its FOSSIL and RELIC brands, as well as watches under the EMPORIO ARMANI and DKNY brand names pursuant to license agreements. The Company will also introduce a line of watches under the DIESEL brand in 2000. The Company also leverages its brand recognition and its design and marketing expertise to expand the scope of its product offerings through the selective licensing of new product categories that complement its existing products. For example, the Company entered into a license agreement with Safilo Group to offer FOSSIL optical frames in the United States and Canada and optical frames and sunglasses in Italy.

- EXPAND INTERNATIONAL BUSINESS. The Company increased its efforts to align its FOSSIL brand watches sold internationally with its successful domestic assortments. The Company believes these efforts will increase its global brand recognition and allow it to leverage this recognition to successfully market the Company's accessory lines in international markets. The Company has recently introduced RELIC brand watches and accessories in selected international markets and believes these efforts will similarly increase the global recognition of this brand.

- EXPAND RETAIL LOCATIONS. The Company is currently expanding its Company-owned FOSSIL retail and outlet locations to further strengthen its brand image. The Company currently operates 50 retail and outlet stores and plans to open an additional 12 retail stores and two outlet stores in 2000. In 2000, the Company will beginning offering FOSSIL brand apparel products at selected Company-owned FOSSIL retail stores in the United States. The Company intends to continue to offer its watch and accessory products through additional independently-owned, authorized FOSSIL retail stores in airports, on cruise ships and in international markets.

- LEVERAGE INFRASTRUCTURE. The Company believes it has the design, marketing, manufacturing and distribution infrastructure in place to allow it to manage and grow its businesses. The Company continues to develop additional products and brands and seeks additional businesses and products to complement its existing business and allow it to leverage its existing infrastructure.

PRODUCTS

         The Company designs, develops, markets and distributes fashion watches and accessories, including sunglasses, small leather goods, belts and handbags, principally under the FOSSIL and RELIC brand names and watches bearing the brand names of certain internationally known fashion designers pursuant to license agreements.

WATCH PRODUCTS

         The Company introduced FOSSIL watches, its flagship product, in 1986 and RELIC watches in 1990. Since 1986, the Company has also contracted with retailers and other customers for the manufacture of watches primarily for sale under private labels. Sales of the Company's watches for fiscal years 1999, 1998 and 1997 accounted for approximately 76.5%, 75.5% and 72.4%, respectively, of the Company's gross sales.

         The following table sets forth certain information with respect to the Company's FOSSIL and RELIC watches:

                                                         SUGGESTED PRICE                            DISTRIBUTION
        WATCH BRAND             PRODUCT CATEGORIES         POINT RANGE     AVERAGE PRICE              CHANNELS
        -----------             ------------------         -----------     -------------              --------

        FOSSIL             FOSSIL BLUE, F2, FOSSIL          $45 - 100           $72        Major dept. stores (Dayton
                           Steel, BIG TIC, FOSSIL                                          Hudson Corp., Dillard's,
                           Sterling, BLUE TEQ,                                             Federated/Macy's, May Dept.
                           DEFENDER, ARKITEKT,  Limited                                    Stores, Nordstrom, Inc. and
                           Edition and Vintage                                             Saks)

        RELIC              RELIC Wet, RELIC                  $45 - 75           $58        Major retailers (Stage Dept.
                           Adjust-A-Link, RELIC                                            Stores,  JCPenney, Kohl's
                           Stainless Steel, Metal,                                         Department Stores, Inc.,
                           Sport, Novelty, Pendant and                                     Montgomery Ward & Co. and
                           Pocket                                                          Sears)

         The Company has entered into multi-year, worldwide license agreements for the manufacture, distribution and sale of watches bearing the brand names of certain internationally known fashion designers. The following table sets forth certain information with respect to the Company's licensed watch products:

                                               SUGGESTED PRICE    AVERAGE                        DISTRIBUTION
         BRAND(S)               PRODUCTS         POINT RANGE       PRICE       TERRITORY          CHANNEL(S)
         -------                --------         -----------       -----       ---------          ----------

  EMPORIO ARMANI           Wrist watches and      $125 - 500        $214       Worldwide    Major department
                           bands,  pocket                                                   stores, specialty
                           watches                                                          retailers, jewelry
                                                                                            stores and Armani
                                                                                            Boutiques

  DKNY, DKNY Active,       Men's, women's         $85 - 250         $106       Worldwide    Better department
  DKNY Jeans & DONNA       and children's                                                   stores, specialty
  KARAN NEW YORK           watches                                                          stores, and Donna
                                                                                            Karan Retail Stores

         PRIVATE LABEL, PREMIUM AND LICENSED PRODUCTS. The Company designs, markets and arranges for the manufacture of watches on behalf of certain retailers, entertainment companies, theme restaurants and other corporate customers such as Eddie Bauer, Warner Bros. and Disney, as private label products or as premium and incentive items for use in various corporate events. Under this arrangement, the Company performs design and product development functions as well as acts as a sourcing agent for its customers by contracting for the manufacture of watches, managing the manufacturing process, inspecting the finished watches, purchasing the watches and arranging for their shipment to the United States. Participation in the private label and premium businesses provide the Company with certain advantages, including increased manufacturing volume, which may reduce the costs of manufacturing the Company's other watch products, and the strengthening of business relationships with its manufacturing sources. These lines provide income to the Company with reduced inventory risks and certain other carrying costs.
The Company has also entered into a number of license agreements for the sale of collectible watches. Under these agreements, the Company designs, manufactures and markets the goods bearing the trademarks, trade names and logos of various entities through major department stores within the Company's channels of distribution, including Pink Panther, Toy Story and Ford.

FASHION ACCESSORIES

         In order to leverage the Company's design and marketing expertise and its close relationships with its principal retail customers, the Company has developed a line of fashion accessories, including handbags, sunglasses for men and women, men's and women's belts and small leather goods. The Company's handbags are made of a variety of fine leathers and other materials that emphasize classic styles and incorporate a variety of creative designs. The sunglass line features optical quality lenses in both plastic and metal frames, with classic and fashion styling similar to other FOSSIL products. The Company's small leather goods are made of fine leathers and include items such as mini-bags, coin purses, key chains and wallets. The Company currently sells its fashion accessories through a number of its existing major department store and specialty retail store customers. The Company generally markets its fashion accessory lines through the same distribution channels as its watch business, using similar in-store presentations, graphics and packaging. These fashion accessories are typically sold in locations adjacent to watch departments, which may lead to purchases by persons who are familiar with the Company's watches. Sales of the Company's accessory lines for fiscal years 1999, 1998 and 1997 accounted for approximately 22.5%, 23.5% and 26.4%, respectively of the Company's gross sales.

         The following table sets forth certain information with respect to the Company's fashion accessories:

                                                    SUGGESTED PRICE
BRAND                     ACCESSORY CATEGORY           POINT RANGE        AVERAGE PRICE      DISTRIBUTION CHANNEL
-----                     ------------------           -----------        -------------      --------------------
FOSSIL              Sunglasses                           $28 - 75              $40          Major dept. stores
                                                                                            (Dayton Hudson Corp.,
                    Handbags                            $35 - 150              $78          Dillard's,
                                                                                            Federated/Macy's,
                    Men's and Women's Small              $15 - 70              $29          May Dept. Stores,
                    Leather Goods                                                           Nordstrom, Inc. and
                                                                                            Saks)
                    Men's and Women's Belts              $20 - 40              $28

RELIC               Sunglasses                           $20 - 25              $21          Major retailers
                                                                                            (Sears, Fred Meyer,
                    Handbags                             $20 - 42              $28          JCPenney, Kohl's
                                                                                            Department Stores,
                    Men's and Women's Small              $14 - 42              $17          Inc., Montgomery Ward
                    Leather Goods                                                           & Co.)

                    Men's and Women's Belts              $14 - 20              $18

OTHER PRODUCTS

         LICENSED PRODUCTS. In order to complement the Company's existing line of products and to increase consumer awareness of the FOSSIL brand, the Company has entered into license agreements for other categories of fashion accessories. These license agreements provide for royalty income to the Company based on a percentage of net sales and are subject to certain guaranteed minimum royalties. In 1999 the Company entered into a multi-year license agreement with the Safilo Group for the manufacture, marketing and sale of optical frames under the FOSSIL brand in the United States and Canada and optical frames and sunglasses in Italy. The Company also entered into a multi-year license agreement for the manufacture, marketing and sale of certain handbags, backpacks and sports bags in Germany, Austria and Switzerland under the FOSSIL brand.

         FUTURE PRODUCTS. The Company continually evaluates opportunities to expand its product offerings in the future to include other accessory or apparel lines that would complement its existing product.

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

         The Company advertises, markets and promotes its products to potential consumers through a variety of media, including catalog inserts, billboards and print media. The Company has advertised from time to time with billboards and other outdoor advertisements including bus panels in major metropolitan areas. The Company periodically advertises the FOSSIL brand in certain national fashion and consumer magazines such as SEVENTEEN, TEEN PEOPLE, DETAILS, JANE, POV and MEN'S HEALTH, and the RELIC brand in MADEMOISELLE, TEEN, ENTERTAINMENT WEEKLY, PEOPLE and ROLLING STONE. The Company also periodically advertises in trade publications such as WOMEN'S WEAR DAILY and DAILY NEWS RECORD.

SALES AND CUSTOMERS

         The Company sells its products in approximately 17,000 retail locations in the United States through a diversified distribution network that includes approximately 5,000 department store doors, such as Federated/Macy's, May Department Stores and Dillard's for its FOSSIL brand and JCPenney and Sears for its RELIC brand, as well as approximately 12,000 specialty retail locations. The Company also sells its product at Company-owned FOSSIL retail stores located at retail sites in the United States and sells certain of its products at Company-owned FOSSIL outlet stores located at major outlet malls throughout the United States. The Company also sells its products at retail locations in major airports in the United States, on cruise ships and in independently-owned, authorized FOSSIL retail stores and kiosks in certain international markets. The Company generally does not have long-term contracts with any of its retail customers. All transactions between the Company and its retail customers are conducted on the basis of purchase orders, which generally require payment of amounts due to the Company on a net 30-day basis.

         DEPARTMENT STORES. For fiscal years 1999, 1998 and 1997, domestic department stores accounted for approximately 58.8%, 60.8% and 49.0% of the Company's net sales, respectively. In addition, in the same periods, the Company's 10 largest customers represented approximately 41%, 47% and 45% of net sales, respectively. No customer accounted for more than 10% of the Company's net sales in fiscal years 1999, 1998 and 1997. Certain of the Company's customers are under common ownership. Sales to the department store group under common ownership by Federated Department Stores accounted for approximately 9.0%, 10.0% and 10.8% of the Company's net sales in fiscal years 1999, 1998 and 1997, respectively. No other customer, when considered as a group under common ownership, accounted for more than 10% of the Company's net sales in fiscal years 1999, 1998 and 1997.

         INTERNATIONAL SALES. The Company's products are sold to department stores and specialty retail stores in over 85 countries worldwide through Company-owned foreign sales subsidiaries and through a network of approximately 52 independent distributors. The Company's foreign operations include a presence in Europe, South and Central America, the Caribbean, Canada, the Far East, Australia and the Middle East. Foreign distributors generally purchase products at uniform prices established by the Company for all international sales and resell them to department stores and specialty retail stores. The Company generally receives payment from its foreign distributors in United States currency. During the fiscal years 1999, 1998 and 1997, international and export sales accounted for approximately 31%, 29% and 31% of net sales, respectively.

         COMPANY-OWNED FOSSIL STORES. In 1995, the Company commenced operations of FOSSIL outlet stores at selected major outlet malls throughout the United States. The Company operated 33 outlet stores at the end of fiscal year 1999. These stores, which operate under the FOSSIL name, enable the Company to liquidate excess inventory and increase brand awareness. The Company's products in such stores are generally sold at discounts from 25% to 50% off the suggested retail price. The Company intends to open three additional outlet stores in 2000.

         In 1996, the Company commenced operations of full priced FOSSIL retail stores at some of the most prestigious retail malls in the United States in order to broaden the recognition of the FOSSIL brand name. The Company currently operates 17 retail stores in leading malls and retail location throughout the United States. These stores, which operate under the FOSSIL name, carry a full assortment of FOSSIL merchandise which is generally sold at the suggested retail price. In 2000, the Company will beginning offering FOSSIL brand apparel products at approximately 12 FOSSIL retail stores in the United States. The Company intends to open one additional retail store in 2000 offering accessories only. During the fiscal years 1999, 1998 and 1997, Company Store sales accounted for approximately 9%, 9% and 8% of net sales, respectively.

         INTERNET SALES. In November 1996, the Company established a website at www.FOSSIL.com. In September 1999, the Company's website was redesigned with a stronger emphasis on retail sales and order fulfillment. The Company offers selected FOSSIL brand watches, sunglassses, leather goods and other related products. These products are also available to consumers through a "storefront" on America Online that is connected to the Company's website. In addition to offering selected FOSSIL products, the Company also provides Company news and information on the website. During 2000, the Company plans to launch a business-to-business site that will allow the Company's specialty retail accounts access to real-time inventory, account information and automated order processing.

         SALES PERSONNEL. The Company utilizes an in-house sales staff and, to a lesser extent, independent sales representatives to promote the sale of the Company's products to retail accounts. As of the end of fiscal year 1999, the Company had 80 in-house sales and customer service employees and 17 independent sales representatives. The Company's in-house sales personnel receive a salary and, in some cases, a commission based on a percentage of gross sales attributable to specified accounts. Independent sales representatives generally do not sell competing product lines and are under contracts with the Company that are generally terminable by either party upon 30 days' prior notice. These independent contractors are compensated on a commission basis.

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

         The Company permits the return of damaged or defective products. In addition, although it has no obligation to do so, the Company accepts limited amounts of product returns from its customers in certain other instances. Accordingly, the Company provides allowances for the estimated amount of product returns. The allowances for product returns as of the end of fiscal years 1999, 1998 and 1997 were $17.7 million, $14.0 million and $10.6 million respectively. Since 1990, the Company has not experienced any returns in excess of the aggregate allowances therefor.

BACKLOG

         It is the practice of a substantial number of the Company's customers not to confirm orders by delivering a formal purchase order until a relatively short time prior to the shipment of goods. As a result, the amount of unfilled customer orders includes confirmed orders and orders that the Company believes will be confirmed by delivery of a formal purchase order. A majority of such amounts represent orders that have been confirmed. The remainder of such amounts represent orders that the Company believes, based on industry practice and prior experience, will be confirmed in the ordinary course of business. The Company's backlog at a particular time is affected by a number of factors, including seasonality and the scheduling of the manufacture and shipment of products. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. For fiscal year 1999, the Company had unfilled customer orders of approximately $41.4 million compared to $22.2 million and $16.2 million for fiscal years 1998 and 1997, respectively.

MANUFACTURING

         The Company's products are manufactured to its specifications by independent contractors and by companies in which the Company holds a majority interest. Substantially all of the Company's watches are manufactured by approximately 38 factories located primarily in Hong Kong and China, and to a lesser extent in Japan. The Company believes that its policy of outsourcing products allows it to achieve increased production flexibility while avoiding significant capital expenditures, build-ups of work-in-process inventory and the costs of managing a substantial production work force.

         The principal components used in the manufacture of the Company's watches are cases, crystals, dials, movements and straps. These components are obtained by the Company's manufacturing sources from a large number of suppliers located principally in Hong Kong, Japan, China, Taiwan, Italy and Korea. The Company estimates that the majority of the movements used in the manufacture of the Company's watches are supplied by two principal vendors. No other single component supplier accounted for more than 10% of component supplies in 1999. Although the Company does not normally engage in direct transactions with component suppliers, in some cases it actively reviews the performance of such suppliers and makes recommendations to its manufacturing sources regarding the sourcing of components. The Company does not believe that its business is materially dependent on any single component supplier.

         The Company believes that it has established and maintains close relationships with a number of watch manufacturers located in Hong Kong and Japan. In 1999, three separate watch manufacturers in which the Company holds a majority interest, each accounted for 10% or more of the Company's watch supplies. The loss of any one of these manufacturers could temporarily disrupt shipments of certain of the Company's watches. However, as a result of the number of suppliers from which the Company purchases its watches, the Company believes that it could arrange for the shipment of goods from alternative sources within approximately 30 days on terms that are not materially different from those currently available to the Company. Accordingly, the Company does not believe that the loss of any single supplier would have a material adverse effect on the Company's business. In general, however, the future success of the Company will depend upon its ability to maintain close relationships with its current suppliers and to develop long-term relationships with other suppliers that satisfy the Company's requirements for price and production flexibility.

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

DISTRIBUTION

         Upon completion of manufacturing, the Company's products are shipped to its warehousing and distribution centers in Richardson, Texas, Italy, Japan, Hong Kong, the United Kingdom and Germany from which they are shipped to customers in selected markets. Since July 1997, the Company has owned and operated a warehouse and distribution facility in Richardson, Texas, adjacent to the Company's headquarters, to maximize the Company's inventory management and distribution capabilities.

         The Company's warehouse and distribution facility in Richardson, Texas is operated in a special purpose subzone established by the United States Department of Commerce Foreign Trade Zone Board. As a result of the establishment of the subzone, the Company enjoys certain economic and operational advantages: (i) the Company may not have to pay duty on imported merchandise until it leaves the subzone and enters the United States market,
(ii) the Company does not pay any United States duty on merchandise if the imported merchandise is subsequently re-exported, and (iii) the Company does not pay local property tax on inventory located within the subzone.

MANAGEMENT INFORMATION SYSTEMS

         INVENTORY CONTROL. The Company maintains inventory control systems at its facilities that enable it to track each item of merchandise from receipt from its manufacturing sources, through shipment to its customers. To facilitate this tracking, a significant number of products sold by the Company are pre-ticketed and bar coded prior to shipment to its retail customers. The Company's inventory control systems report shipping, sales and individual SKU level inventory information. The Company manages the retail sales process by monitoring customer sales and inventory levels by product category and style, primarily through EDI. The Company believes that its distribution capabilities enable it to reduce inventory risk and increase flexibility in responding to the delivery requirements of its customers. The Company's management believes that its EDI efforts will continue to grow in the future as customers focus further on increasing operating efficiencies. In addition, the Company maintains systems that are designed to track inventory movement through the FOSSIL retail and outlet stores. Detailed sales transaction records are accumulated on each store's point-of-sale system and polled nightly by the Company.

WARRANTY AND REPAIR

         The Company's FOSSIL watch products are covered by a limited warranty against defects in materials or workmanship for a period of 11 years from the date of purchase. The Company's RELIC watch products are covered by a comparable 12 year warranty. The Company's licensed watch products generally are covered by one (1) year limited warranty. The Company's sunglass line is covered by a one year limited warranty against defects in materials or workmanship. Defective products returned by consumers are processed at the Company's warehousing and distribution centers. In most cases, defective products under warranty are repaired by the Company's personnel. Products under warranty that cannot be repaired in a cost-effective manner are replaced by the Company at no cost to the customer. The Company also performs watch repair services on behalf of certain of its private label customers.

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

INTELLECTUAL PROPERTY

         TRADEMARKS: The Company has registered the FOSSIL and RELIC trademarks for use on the Company's watches, leather goods and other fashion accessories. The Company has also registered or applied for the registration of certain other marks used by the Company in conjunction with the sale and marketing of its products and services. In addition, the Company has registered certain of its trademarks, including FOSSIL and RELIC, in certain foreign countries, including a number of countries located in Europe, the Far East, the Middle East, South America and Central America. The Company also has certain trade dress rights in, and has applied for registration of, the distinctive rectangular tins in which the Company packages the majority of its FOSSIL watch products.

         PATENTS: The Company has been granted, and has pending, various United States and international design and utility patents related to its BIG TIC watch line. The Company also has been granted, and has pending, various United States patents related to certain of its other products.

         The Company regards its trademarks, trade dress and patents as valuable assets and believes that they have significant value in the marketing of its products. The Company intends to protect its intellectual property rights vigorously against infringement.

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

EMPLOYEES

         As the end of fiscal year 1999, the Company (excluding the Company's foreign subsidiaries) had 1,217 full-time employees, including 110 in executive or managerial positions and the balance in design, advertising, sales, quality control, distribution, clerical and other office positions. As of the end of fiscal year 1999, the Company's foreign operating subsidiaries had 280 full-time employees, including 36 in managerial positions.

         The Company has not entered into any collective bargaining agreements with its employees. The Company believes that its relations with its employees are generally good.

ITEM 2.  PROPERTIES

         COMPANY FACILITIES: As of the end of fiscal year 1999, the Company owned or leased the following facilities in connection with its domestic and international operations:

LOCATION                       USE                                     SQUARE FOOTAGE    OWNED / LEASED
--------                       ---                                     --------------    --------------
Richardson, Texas              Corporate headquarters                      177,000       Owned
Richardson, Texas              Warehouse, distribution and general         138,000       Owned
                               office
Hong Kong                      Office, warehouse and assembly factory       37,600       Lease expiring in 2001
Erlstatt, Germany              Office, warehouse and distribution           12,000       Lease expiring in 2002
Milton Keynes, England         Office, warehouse and distribution            8,250       Lease expiring in 2002
Tokyo, Japan                   Office, warehouse and distribution            2,800       Lease expiring in 2002
Vicenza, Italy                 Office                                        3,100       Lease expiring in 2004
New York, New York             General office and showroom                  13,596       Lease expiring in 2006
Atlanta, Georgia               General office and showroom                   1,380       Lease expiring in 2000
Chicago, Illinois              General office and showroom                   2,980       Lease expiring in 2001
Los Angeles, California        General office and showroom                   1,675       Lease expiring in 2000

         The Company's Richardson, Texas facilities are located on approximately 20 acres of land. The Company owns both facilities and the land on which each is located.

         RETAIL STORE FACILITIES: As of the end of fiscal year 1999, the Company had entered into 20 lease agreements for retail space at prime locations in the United States for the sale of its full assortment of products. The leases, including renewal options, expire at various times from 2004 to 2010 and provide for minimum annual rentals above specified net sales amounts and for the payment of additional rent based on a percentage of sales ranging from 4% to 9%. The Company is also required to pay its pro rata share of the common area maintenance costs at each retail mall, including, real estate taxes, insurance, maintenance expenses and utilities.

         OUTLET STORE FACILITIES: The Company also leases retail space at selected outlet centers throughout the United States for the sale of its products. As of the end of fiscal year 1999, the Company had entered into 37 such leases. The leases, including renewal options, expire at various times from 2000 to 2013, and provide for minimum annual rentals and for the payment of additional rent based on a percentage of sales above specified net sales amounts ranging from 3% to 7%. The Company is also required to pay its pro rata share of the common area maintenance costs at each outlet center, including, real estate taxes, insurance, maintenance expenses and utilities.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year 1999.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Company's Common Stock is listed on the Nasdaq National Market under the symbol "FOSL." Quotation of the Company's Common Stock began on the Nasdaq National Market on April 8, 1993.

         The following table sets forth the range of quarterly high and low sales prices per share of the Company's Common Stock on the Nasdaq National Market for the fiscal years ended January 1, 2000 and January 2, 1999. Such prices have been adjusted to reflect a three-for-two stock split (the "3 for 2 Stock Split") of the Company's Common Stock effected as a fifty percent (50%) stock dividend declared on July 21, 1999, paid on August 17, 1999 to all stockholders of record on August 3, 1999.

                                                                                HIGH          LOW
                                                                                ----          ---
Fiscal year beginning January 2, 1999:

     First Quarter                                                            $23.667        $17.833
     Second Quarter                                                            33.583         17.250
     Third Quarter                                                             36.583         26.333
     Fourth Quarter                                                            30.625         18.750

Fiscal year beginning January 3, 1998:

     First Quarter                                                            $14.444        $ 9.667
     Second Quarter                                                            18.250         11.917
     Third Quarter                                                             18.000          8.667
     Fourth Quarter                                                            20.417          8.667


         As of March 29, 2000, the Company estimates that there were approximately 4,250 beneficial owners of the Company's Common Stock, represented by approximately 133 holders of record.

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

         The Company declared a three-for-two stock on July 21, 1999, effected as a fifty percent (50%) stock dividend paid on August 17, 1999 to all stockholders of record on August 3, 1999.

ITEM 6.  SELECTED FINANCIAL DATA

         The information appearing under "Financial Highlights" beginning on page 5 of the Fossil, Inc. 1999 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information appearing under "Management's Discussion and Analysis" beginning on page 11 of the Fossil, Inc. 1999 Annual Report is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information appearing under "Management's Discussion and Analysis" and "Financial Information" beginning on pages 11 and 26, respectively, of the Fossil, Inc. 1999 Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         The information appearing under "Financial Information" beginning on page 26 of the Fossil, Inc. 1999 Annual Report is incorporated herein by reference.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

         (a)  Documents filed as part of Report.

         1.  FINANCIAL STATEMENTS:

         The Financial Statements appearing under "Financial Information" beginning on page 26 of the Fossil, Inc. 1999 Annual Report are incorporated herein by reference.

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

10.24(2) Amendment to the Fossil, Inc. 1993 Non-Employee Director Stock Option
         Plan (incoporated by reference to Exhibit 10.24 of the Company's Report on Form 10-K for the year-ended January 2, 1999).

10.25(2) Fossil, Inc. and Affiliates Deferred Compensation Plan (incoporated by reference to Exhibit 10.25 of the Company's Report on Form 10-K for the year-ended January 2, 1999).

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

10.27 Fourth Amended and Restated Loan Agreement by and among Wells Fargo Bank (Texas), National Association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc. and Fossil Stores II, Inc. dated as of June 28, 1999 (without exhibits) (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the quarterly period ended July 3, 1999)

10.28 Joint Venture Agreement between Fossil, Inc. and Seiko Instruments America, Inc. dated June 1, 1999 (without exhibits) (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the quarterly period ended October 2, 1999)

10.29 Service Agreement between SII Marketing International, Inc. and Fossil Partners, L.P. dated August 9, 1999 (incorporated by reference to
         Exhibit 10.2 of the Company's Report on Form 10-Q for the quarterly period ended October 2, 1999).

10.30    Asset Purchase Agreement by and between Junghans UK Limited and Fossil
         (UK) Ltd. dated August 1999 (without schedules) (incorporated by reference to Exhibit 10.3 of the Company's Report on Form 10-Q for the quarterly period ended October 2, 1999)

13(1)    Fossil, Inc. 1999 Annual Report to Stockholders.

21.1(1)  Subsidiaries of Fossil, Inc.

23.1(1)  Consent of Independent Auditors.

27 (1)   Financial Data Schedule.


(1)      Filed herewith.

(2)      Management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K

         The Company did not file any report on Form 8-K during the last quarter of the period covered by this Report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Richardson, State of Texas, on March 30, 2000.

                                       FOSSIL, INC.

                                       /s/ Tom Kartsotis
                                       ---------------------------------------
                                       TOM KARTSOTIS, CHAIRMAN OF THE BOARD AND
                                       CHIEF EXECUTIVE OFFICER

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                                         CAPACITY                                     DATE

/s/ Tom Kartsotis
--------------------------------------------         Chairman of the Board, Chief Executive               March 30, 2000
TOM KARTSOTIS                                        Officer and Director
                                                     (Principal Executive Officer)

/s/ Kosta N. Kartsotis
--------------------------------------------         President and Chief Operating Officer                March 30, 2000
KOSTA N. KARTSOTIS                                   and Director


/s/ Randy S. Kercho
--------------------------------------------         Executive Vice President, Chief Financial            March 30, 2000
RANDY S. KERCHO                                      Officer and Treasurer
                                                     (Principal Financial and Accounting Officer)

/s/ Michael W. Barnes
--------------------------------------------         Executive Vice President and Director                March 30, 2000
MICHAEL W. BARNES

/s/ Jal S. Shroff
--------------------------------------------         Director                                             March 30, 2000
JAL S. SHROFF

/s/ Kenneth W. Anderson
--------------------------------------------         Director                                             March 30, 2000
KENNETH W. ANDERSON

/s/ Alan J. Gold
--------------------------------------------         Director                                             March 30, 2000
ALAN J. GOLD

/s/ Michael Steinberg
--------------------------------------------         Director                                             March 30, 2000
MICHAEL STEINBERG

/s/ Donald J. Stone
--------------------------------------------         Director                                             March 30, 2000
DONALD J. STONE

INDEPENDENT AUDITORS' REPORT

To the Directors of Fossil, Inc.:

We have audited the consolidated financial statements of Fossil, Inc. and subsidiaries as of January 1, 2000 and January 2, 1999 and for each of the three years in the period ended January 1, 2000, and have issued our report thereon dated February 18, 2000, which report expressed an unqualified opinion; such consolidated financial statements and report are included in your 1999 Annual Report to Stockholders and are incorporated herein by reference. Our audit also included the consolidated financial statement schedule of Fossil, Inc. and subsidiaries listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Dallas, Texas
February 18, 2000

                                                                     SCHEDULE II

                          FOSSIL, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

                        Fiscal Years 1997, 1998, and 1999
                                 (in thousands)

                                                                 ADDITIONS
                                                                 ---------
                                                                  CHARGED         DEDUCTIONS
                                               BALANCE AT      (CREDITED) TO    --------------
                                              BEGINNING OF       COSTS AND      ACTUAL RETURNS   BALANCE AT END OF
CLASSIFICATION                                   PERIOD           EXPENSES       OR  WRITEOFFS        PERIOD
--------------                                   ------           --------       -------------        ------

Fiscal Year 1997:

   Accounts receivable allowances:

      Sales returns                              8,854            17,399           (15,677)           10,576

      Bad debts                                  4,292             2,025            (1,617)            4,700

      Cash discounts                               214               205              (230)              189

   Inventory in transit for estimated
   customer returns                             (4,464)           (9,716)            8,485            (5,695)

Fiscal Year 1998:

   Accounts receivable allowances:

      Sales returns                             10,576            22,967           (19,577)           13,966

      Bad debts                                  4,700             4,005            (1,841)            6,864

      Cash discounts                               189               249              (210)              228

   Inventory in transit for estimated
         customer returns                       (5,695)          (12,595)           10,805            (7,485)

Fiscal Year 1999:

   Accounts receivable allowances:

      Sales returns                             13,966            23,667           (19,933)           17,700

      Bad debts                                  6,864             2,573            (1,480)            7,957

      Cash discounts                               228               219              (274)              173

   Inventory in transit for estimated
         customer returns                       (7,485)          (10,732)            8,754            (9,463)

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

10.24(2) Amendment to the Fossil, Inc. 1993 Non-Employee Director Stock Option
         Plan (incoporated by reference to Exhibit 10.24 of the Company's Report on Form 10-K for the year-ended January 2, 1999).

10.25(2) Fossil, Inc. and Affiliates Deferred Compensation Plan (incoporated by reference to Exhibit 10.25 of the Company's Report on Form 10-K for the year-ended January 2, 1999).

10.27 Third Amended and Restated Loan Agreement dated June 29, 1998, by and among Wells Fargo Bank (Texas), National Association, a national banking association formerly known as First Interstate Bank of Texas, N.A., Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil New York, Inc., Fossil Stores I, Inc., and Fossil Stores II, Inc. (without exhibits) (incorporated by reference to
         Exhibit 10.1 of the Company's Report on Form 10-Q for the quarterly period ended July 4, 1998).

10.27 Fourth Amended and Restated Loan Agreement by and among Wells Fargo Bank (Texas), National Association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc. and Fossil Stores II, Inc. dated as of June 28, 1999 (without exhibits) (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the quarterly period ended July 3, 1999)

10.28 Joint Venture Agreement between Fossil, Inc. and Seiko Instruments America, Inc. dated June 1, 1999 (without exhibits) (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the quarterly period ended October 2, 1999)

10.29 Service Agreement between SII Marketing International, Inc. and Fossil Partners, L.P. dated August 9, 1999 (incorporated by reference to
         Exhibit 10.2 of the Company's Report on Form 10-Q for the quarterly period ended October 2, 1999).

10.30    Asset Purchase Agreement by and between Junghans UK Limited and Fossil
         (UK) Ltd. dated August 1999 (without schedules) (incorporated by reference to Exhibit 10.3 of the Company's Report on Form 10-Q for the quarterly period ended October 2, 1999)

13(1)    Fossil, Inc. 1999 Annual Report to Stockholders.

21.1(1)  Subsidiaries of Fossil, Inc.

23.1(1)  Consent of Independent Auditors.

27 (1)   Financial Data Schedule.


(1)      Filed herewith.

(2)      Management contract or compensatory plan or arrangement.