Form 10-Q
period 2000-04-01
FOSSIL INC
filed 2000-05-16
CIK 883569

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: April 1, 2000

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

Yes   X    No
    -----      -----

         The number of shares of Registrant's common stock, outstanding as of May 12, 2000: 32,108,789.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                          FOSSIL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                            April 1,               January 1,
                                                                               2000                   2000
                                                                           (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                 $ 92,256               $ 90,908
   Short-term marketable investments                                            4,800                 10,870
   Accounts receivable - net                                                   58,193                 51,399
   Inventories                                                                 72,977                 63,029
   Deferred income tax benefits                                                 6,874                  6,769
   Prepaid expenses and other current assets                                    8,698                  7,832
                                                                             --------               --------

          Total current assets                                                243,798                230,807

Investment in joint venture                                                     3,591                  3,849
Property, plant and equipment - net                                            29,777                 28,603
Intangible and other assets - net                                               6,270                  6,105
                                                                             --------               --------

                                                                             $283,436               $269,364
                                                                             ========               ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

   Notes payable                                                             $  5,001               $  5,043
   Accounts payable                                                            21,476                 11,870
   Accrued expenses:
       Co-op advertising                                                       13,396                 15,191
       Compensation                                                             4,319                  4,617
       Other                                                                   13,399                 21,493
   Income taxes payable                                                        21,132                 17,395
                                                                             --------               --------

            Total current liabilities                                          78,723                 75,609

Minority interest in subsidiaries                                               2,486                  2,558
Stockholders' equity:
   Common stock, shares issued and
       outstanding,  32,107,270                                                   321                    321
   Additional paid-in capital                                                  42,012                 41,774
   Retained earnings                                                          165,279                153,569
   Accumulated other comprehensive income                                      (5,211)                (3,259)
   Treasury stock at cost, 8,369 and 59,572 shares,
     respectively                                                                (174)                (1,208)
                                                                             --------               --------

            Total stockholders' equity                                        202,227                191,197
                                                                             --------               --------

                                                                             $283,436               $269,364
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


                          FOSSIL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                    UNAUDITED
                    (In thousands, except per share amounts)

                                                          For the 13        For the 13
                                                         Weeks Ended        Weeks Ended
                                                           April 1,          April 3,
                                                             2000              1999
                                                         -----------        -----------
Net sales                                                  $ 103,569          $ 83,277
Cost of sales                                                 49,910            40,605
                                                           ---------          --------
   Gross profit                                               53,659            42,672

Operating expenses:
   Selling and distribution                                   24,183            17,899
   General and administrative                                  8,317             6,896
                                                           ---------          --------
      Total operating expenses                                32,500            24,795
                                                           ---------          --------

Operating income                                              21,159            17,877
Interest expense                                                  27                25
   Other income (expense) - net                                  273              (141)
                                                           ---------          --------
   Income before income taxes                                 21,405            17,711
Provision for income taxes                                     8,777             7,280
                                                           ---------          --------
   Net income                                              $  12,628          $ 10,431

   Other comprehensive income:
       Currency translation adjustment                        (2,029)             (207)
       Unrealized gain (loss) on  short-term                      77               (18)
        investments                                        ---------          --------

   Total comprehensive income                              $  10,676          $ 10,206
                                                           =========          ========


Earnings per share:
   Basic                                                     $  0.39          $   0.33
                                                             =======          ========
   Diluted                                                   $  0.38          $   0.32
                                                             =======          ========
Weighted average common and common equivalent
 shares outstanding:
   Basic                                                      32,045            31,411
                                                             =======          ========
   Diluted                                                    33,208            33,083
                                                             =======          ========



See notes to condensed consolidated financial statements.


                          FOSSIL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (In thousands)

                                                                             For the 13 Weeks   For the 13 Weeks
                                                                                  Ended               Ended
                                                                                 April 1,           April 3,
                                                                                   2000               1999
                                                                                   ----               ----
Operating activities:
   Net income                                                                    $ 12,628           $ 10,431
   Noncash items affecting net income:
       Minority interest in subsidiaries                                              421                257
       Equity in losses of affiliate                                                  258                  -
       Depreciation and amortization                                                1,756              1,417
       Increase in allowance for doubtful accounts                                    232                311
       Increase in allowance for returns -
          net of related inventory in transit                                          81                304
       Deferred income tax benefits                                                  (106)              (339)
   Changes in assets and liabilities:
       Accounts receivable                                                         (7,760)             1,311
       Inventories                                                                 (9,295)              (269)
       Prepaid expenses and other current assets                                     (865)            (1,453)
       Accounts payable                                                             8,493             (2,924)
       Accrued expenses                                                           (10,187)            (2,792)
       Income taxes payable                                                         3,975              6,985
                                                                                    -----              -----

               Net cash (used in) from operating activities                          (369)            13,239

Investing activities:
   Additions to property, plant and equipment                                      (2,841)            (1,806)
   Sale of marketable investments                                                   6,070                  -
   Increase in intangible and other assets                                           (254)              (310)
                                                                                    -----              -----

               Net cash from (used in) investing activities                         2,975             (2,116)

Financing activities:
   Issuance of common or treasury stock for stock option exercises                    383              1,355
   Purchase of treasury stock                                                        (267)                 -
   Distribution of minority interest earnings                                        (493)              (473)
   Repayments of notes payable-banks                                                  (42)              (261)
                                                                                     ----              -----

               Net cash (used in) from financing activities                          (419)               621

Effect of exchange rate changes on cash and cash equivalents                         (839)              (218)
                                                                                    -----              -----
Net increase in cash and cash equivalents                                           1,348             11,526

Cash and cash equivalents:
   Beginning of period                                                             90,908             57,263
                                                                                   ------             ------

   End of period                                                                 $ 92,256           $ 68,789
                                                                                 ========           ========

See notes to condensed consolidated financial statements.

                          FOSSIL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

1.       FINANCIAL STATEMENT POLICIES

Basis of Presentation. The condensed consolidated financial statements include the accounts of Fossil, Inc., a Delaware corporation, and its majority-owned subsidiaries (the "Company"). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company's financial position as of April 1, 2000, and the results of operations for the thirteen-week periods ended April 1, 2000 and April 3, 1999. All adjustments are of a normal, recurring nature.

These interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included in Form 10-K filed by the Company pursuant to the Securities Exchange Act of 1934 for the year ended January 1, 2000. Operating results for the thirteen-week period ended April 1, 2000, are not necessarily indicative of the results to be achieved for the full year.

On July 21, 1999, the Board of Directors of the Company declared a 3-for-2 stock split ("Stock Split") of the Company's $0.01 par value common stock ("Common Stock") which was effected in the form of a stock dividend which was paid on August 17, 1999 to stockholders of record on August 3, 1999. Retroactive effect has been given to the Stock Split in stockholders' equity accounts and in all share and per share data in the accompanying condensed consolidated financial statements and notes thereto.

Business. The Company designs, develops, markets and distributes fashion watches and other accessories, principally under the "FOSSIL" and "RELIC" brands names. The Company's products are sold primarily through department stores and other major retailers, both domestically and in over 85 countries worldwide.

2.       INVENTORIES


         Inventories consist of the following:
                                                                       April 1,         January 1,
                (In thousands)                                           2000              2000
                                                                         ----              ----
                Components and parts                                    $  5,234        $  5,568
                Work-in-process                                            2,743           2,755
                Finished merchandise on hand                              47,006          38,595
                Merchandise at Company stores                              7,878           7,481
                Merchandise in-transit from estimated
                  customer returns                                        10,116           8,630
                                                                          ------           -----

                                                                        $ 72,977        $ 63,029
                                                                        ========        ========


The Company periodically enters into forward contracts principally to hedge the payment of intercompany inventory transactions with its non-U.S. subsidiaries. Currency exchange gains or losses resulting from the translation of the related accounts, along with the offsetting gains or losses from the hedge, are deferred until the inventory is sold or the forward contract is completed. At April 1, 2000, the Company had hedge contracts to sell 194.4 million Japanese Yen for approximately $1.9 million, expiring through December 2000 and 7.13 billion Italian Lira for approximately $3.6 million, expiring through June 2000.



3.       GEOGRAPHIC INFORMATION

           (In thousands)

                                                    For the 13 Weeks                 For the 13 Weeks
                                                   Ended April 1, 2000              Ended April 3, 1999
                                                   -------------------              -------------------
                                                                 Operating                        Operating
                                                 Net Sales         Income           Net Sales       Income
                                                 ---------       ---------          ---------     ---------
           U.S.- exclusive of   Stores:
             External customers                     $  65,197       $ 10,409           $ 51,188      $  8,790
             Intergeographic                           17,100              -              7,700             -
           Far East:
             External customers                         8,218          8,032              6,071         5,834
             Intergeographic                           42,700              -             27,400             -
           Stores                                       7,044           (810)             4,789          (597)
           Europe                                      21,672          4,042             19,215         4,280
           Japan                                        1,445           (514)             1,942          (430)
           Intergeographic items                      (59,807)                          (35,028)            -
                                                    ---------       --------           --------      --------
           Consolidated                             $ 103,569       $ 21,159           $ 83,277      $ 17,877
                                                    =========       ========           ========      ========


4.       EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS:


                                                           For the 13       For the 13
        (In thousands, except per share data)             Weeks Ended       Weeks Ended
                                                           April 1,          April 3,
                                                              2000             1999
                                                          -----------       -----------
        Basic EPS computation:
          Numerator:
             Net income                                       $ 12,628         $10,431
                                                              --------         -------
          Denominator:
             Weighted average common
                shares outstanding                              32,048          31,471
             Treasury stock                                         (3)            (60)
                                                              --------         -------
                                                                32,045          31,411
                                                              --------         -------
        Basic EPS                                             $   0.39         $  0.33
                                                              ========         =======

        Diluted EPS computation:
          Numerator:

             Net income                                       $ 12,628         $10,431
                                                              --------         -------
          Denominator:
             Weighted average common
                shares outstanding                              32,048          31,471
             Stock option conversion                             1,163           1,672
             Treasury stock                                         (3)            (60)
                                                              --------         -------
                                                                33,208          33,083
                                                              --------         -------

        Diluted EPS                                           $   0.38         $  0.32
                                                              ========         =======


5.       STOCKHOLDER'S EQUITY

During the First Quarter of 2000, the Company repurchased 12,800 shares of treasury stock for $267,604.

                          FOSSIL, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the thirteen-week period ended April 1, 2000 (the "First Quarter"), as compared to the thirteen-week period ended April 3, 1999 (the "Prior Year Quarter"). This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes attached hereto.

General

The Company is a leader in the design, development, marketing and distribution of contemporary, high quality fashion watches and accessories. The FOSSIL brand name was developed by the Company to convey a distinctive fashion, quality and value message and a brand image reminiscent of "America in the 1950s" that suggests a time of fun, fashion and humor. Since its inception in 1984, the Company has grown from its original flagship FOSSIL watch product into a Company offering a diversified range of accessories. The Company's current product offerings include an extensive line of fashion watches sold under the FOSSIL and RELIC brands as well as complementary lines of small leather goods, belts, handbags and sunglasses. In addition to developing its own brands, the Company leverages its development and production expertise by designing and manufacturing private label and licensed products for some of the most prestigious companies in the world, including national retailers, entertainment companies and fashion designers.

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

First Quarter & Company Highlights

o FOSSIL brand watch sales continue to show double-digit growth at retail with an increased emphasis on the ladies F2 line of watches.

o FOSSIL brand handbags recorded sales volume growth with net sales increases over 70% during the First Quarter. This increase was largely due to the strong retail demand for the Company's traditional leather handbag products as well as the current non-leather seasonal line.

o RELIC, the Company-owned brand sold in leading national and regional chain department stores, recorded sales volume growth exceeding 70% during the First Quarter. This increase was driven by strong volume increases in RELIC watches combined with continued roll-out of RELIC leather goods.

o The Company continued to strengthen its licensed watch product line. During the First Quarter, the Company launched its DKNY brand licensed watch line, which generated sales of approximately $4.3 million. Additionally, sales of EMPORIO ARMANI brand watches increased 28% over the prior year to $8.6 million during the First Quarter.

o International sales continued to show strong growth despite the strengthening of the U.S. dollar over the Euro currency. Overall sales volume growth increased approximately 15% during the First Quarter. In a stable Euro currency environment relative to the first quarter of 1999, sales volume growth would have been approximately 28%.

o The Company operated 35 outlet and 17 retail stores at the end of the First Quarter compared to 29 outlet and 11 retail stores at the end of the Prior Year Quarter. This retail store expansion, as well as increases in same store sales, also positively impacted sales.

Results of Operations

The following table sets forth, for the periods indicated, (i) the percentages of the Company's net sales represented by certain line items from the Company's condensed consolidated statements of income and (ii) the percentage changes in these line items between the current period and the comparable period of the prior year.


                                      Percentage of            Percentage
                                        Net Sales                Change
                                        ---------               --------
                                        For the 13             For the 13
                                        Weeks Ended            Weeks Ended
                                        -----------            -----------
                                  April 1,      April 3,         April 1,
                                    2000          1999             2000
                                  --------      --------       -----------
Net sales                          100.0%        100.0%             24.4%
Cost of sales                       48.2          48.8              22.9
                                  ------         -----
Gross profit margin                 51.8          51.2              25.7
Selling and distribution
  expenses                          23.4          21.5              35.1
General and administrative
  expenses                           8.0           8.3              20.6
                                  ------         -----
Operating income                    20.4          21.4              18.4
Interest expense                     0.0           0.0               8.0
Other income
  (expense)- net                     0.3          (0.2)            293.6
                                  ------         -----
Income before income taxes          20.7          21.2              20.9
Income taxes                         8.5           8.7              20.6
                                  ------         -----
Net income                          12.2%         12.5%             21.1%
                                  ======         =====


Net Sales. The following table sets forth certain components of the Company's consolidated net sales and the percentage relationship of the components to consolidated net sales for the periods indicated (in millions, except percentage data):

                                      Amounts                       % of Total
                              For the 13 Weeks Ended          For the 13 Weeks Ended
                             ------------------------         -----------------------
                             April 1,        April 3,         April 1,       April 3,
                               2000            1999            2000            1999
                             --------        --------         --------       --------
International:
  Europe                     $ 21.7          $ 19.3              21%              23%
  Other                         9.7             8.0               9               10
                             ------          ------             ---              ---
     Total International       31.4            27.3              30               33
                             ------          ------             ---              ---

Domestic:
   Watch products              41.4            36.3              40               43
   Other products              23.8            14.9              23               18
                             ------          ------             ---              ---
      Total                    65.2            51.2              63               61
    Stores                      7.0             4.8               7                6
                             ------          ------             ---              ---
      Total Domestic           72.2            56.0              70               67
                             ------          ------             ---              ---
Total Net Sales              $103.6          $ 83.3             100%             100%
                             ======          ======             ===              ===


Fueling top line sales growth during the First Quarter was (a) a 59% increase in the Company's domestic other accessory product lines, primarily handbags and other FOSSIL branded leather products, (b) sales of $4.3 million from the launch of the DKNY licensed watch line and (c) a 46% increase in sales from Company-owned stores. Sales volume increases during the First Quarter were partially offset by decreases in the Company's private label watch line. Management anticipates sales volume growth of 20% or more over the remainder of 2000 from increased sales of existing product lines and businesses as well as new product lines scheduled to be launched.

Gross Profit. Gross profit margins increased from 51.2% in the Prior Year Quarter to 51.8% in the First Quarter. The increase is primarily due to the positive gross margin influence from a higher sales mix of licensed designer watches and sales from Company-owned stores. In addition, gross profit margins were favorably impacted from higher production levels in the Company's foreign-based assembly facilities. These positive influences were partially offset by the impact of the increase in sales of leather goods which historically generate gross profit margins below the Company's consolidated average margins. Management believes the Company's gross profit margins for the remainder of 2000 will be equal to, or marginally above, the levels achieved during 1999.

Operating Expenses. The aggregate increase in operating expenses was due primarily to costs necessary to support increased sales volumes. Total selling, general and administrative expenses as a percentage of net sales, increased in the First Quarter compared to the Prior Year Quarter. This increase was primarily due to increased display cost incurred in connection with the DKNY licensed watch line launch, the continued roll-out of leather handbag fixtures and costs associated with the addition of 12 new Company-owned stores opened following the Prior Year Quarter. Additionally, increased brand advertising, primarily through certain internet portal relationships, and continued enhancement of the Company's web site added to the operating expense increases. Management believes the operating expense ratio for the remainder of 2000 will approximate 1999 levels with operating expense leveraging improving throughout the remainder of the year.

Other Income (Expense). Other income (expense) increased favorably during the First Quarter as compared to the Prior Year Quarter. The increase was primarily due to (a) increased interest income generated from increased cash levels, (b) increased royalty revenues generated on certain FOSSIL brand license agreements and (c) a decrease in exchange losses realized. These increases in other income were partially offset by increases in minority interest expense generated as a
result   of   increased   profitability   from  the   Company's   majority-owned
subsidiaries.

Liquidity and Capital Resources

The Company's general business operations historically have not required substantial cash needs during the first several months of its fiscal year. Generally, starting in the second quarter the Company's cash needs begin to increase, typically reaching its peak in the September-November time frame. The additional cash needs have generally been to finance the accumulation of inventory and the build-up in accounts receivable. During the First Quarter, the Company increased its cash holdings and short-term marketable securities to $97 million in comparison to $69 million at the end of Prior Year Quarter. However, the Company's cash and short-term marketable securities position decreased by $4.7 million from the end of 1999 due to the accumulation of inventory and the build-up in accounts receivable during the First Quarter. The increase in inventory was a result of (a) DKNY inventory necessary to support the product launch and reorders, (b) an increase in EMPORIO ARMANI inventory levels due to lower levels of inventory at the end of 1999 and (c) increases in the number of Company-owned stores. The build-up in accounts receivable was primarily related to the timing of First Quarter sales inclusive of the DKNY watch line launch which took place in late February through March. During the last half of the First Quarter, the Company's domestic-based sales alone increased $17 million as compared to the last half of the Prior Year Quarter. Management anticipates the accounts receivable percentage increase in comparison to prior year comparable periods to more closely approximate the applicable sales percentage increases by the end of the Company's second quarter. At the end of the First Quarter, the Company had working capital of $165 million compared to working capital of $120 million and $155 million at the end of the Prior Year Quarter and fiscal 1999 year-end, respectively. The Company had outstanding borrowings of only $5 million against its combined $43 million bank credit facilities at the end of the First Quarter. Management believes that cash flow from operations combined with existing cash on hand will be sufficient to satisfy its working capital expenditures for at least the next eighteen months.

Forward-Looking Statements

Included within management's discussion of the Company's operating results, "forward-looking statements" were made within the meaning of the Private Securities Litigation Reform Act of 1995 regarding expectations for 2000. The actual results may differ materially from those expressed by these forward-looking statements. Significant factors that could cause the Company's
2000 operating results to differ materially from management's current expectations include, among other items, significant changes in consumer spending patterns or preferences, competition in the Company's product areas, international in comparison to domestic sales mix, changes in foreign currency valuations in relation to the United States dollar, principally the European Union's Euro and Japanese Yen, an inability of management to control operating expenses in relation to net sales without damaging the long-term direction of the Company and the risks and uncertainties set forth in the Company's current report on Form 8-K dated March 30, 1999.

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

                                                     FOSSIL, INC.



Date: May 15, 2000                                  /s/ Randy S. Kercho
                                                    ----------------------------
                                                    Randy S. Kercho
                                                    Executive Vice President and
                                                    Chief Financial Officer
                                                    (Principal financial and
                                                    accounting officer duly
                                                    authorized to sign on behalf
                                                    of Registrant)

                                  EXHIBIT INDEX

Exhibit
Number                              Document Description
-------                             --------------------

27                Financial Data Schedule.