Form 10-Q
period 2000-07-01
FOSSIL INC
filed 2000-08-15
CIK 883569

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: July 1, 2000

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

Yes   X    No
    -----     -------

               The number of shares of Registrant's common stock,
                 outstanding as of August 11, 2000: 32,129,092.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          FOSSIL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share amounts)

                                                                      July 1,               January 1,
                                                                        2000                    2000
                                                                    (Unaudited)

ASSETS

Current assets:

   Cash and cash equivalents                                        $ 81,849                 $ 90,908
   Short-term marketable investments                                   4,834                   10,870
   Accounts receivable - net                                          50,709                   51,399
   Inventories                                                        96,554                   63,029
   Deferred income tax benefits                                        7,132                    6,769
   Prepaid expenses and other current assets                          10,532                    7,832
                                                                      ------                    -----

          Total current assets                                       251,610                  230,807

Investment in joint venture                                            5,465                    3,849
Property, plant and equipment - net                                   32,849                   28,603
Intangible and other assets - net                                      6,249                    6,105
                                                                       -----                    -----

                                                                    $ 296,173                $269,364
                                                                    =========                ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

   Notes payable                                                    $  4,858                 $  5,043
   Accounts payable                                                   23,252                   11,870
   Accrued expenses:
       Co-op advertising                                              10,893                   15,191
       Compensation                                                    4,648                    4,617
       Other                                                          16,169                   21,493
   Income taxes payable                                               18,096                   17,395
                                                                      ------                   ------

            Total current liabilities                                 77,916                   75,609

Minority interest in subsidiaries                                      3,093                    2,558
Stockholders' equity:
   Common stock, shares issued and
       outstanding,  32,107,270                                          321                      321
   Additional paid-in capital                                         42,124                   41,774
   Retained earnings                                                 177,122                  153,569
   Accumulated other comprehensive income                             (4,403)                  (3,259)
   Treasury stock at cost, 59,572 shares at January 1, 2000                -                   (1,208)
                                                                     -------                   -------

            Total stockholders' equity                               215,164                  191,197
                                                                     -------                  -------

                                                                    $296,173                 $269,364
                                                                    ========                 ========


                                      -1-




See notes to condensed consolidated financial statements.



                          FOSSIL, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                            AND COMPREHENSIVE INCOME

                                    UNAUDITED

                    (In thousands, except per share amounts)

                                                      For the 13 Weeks      For the 13        For the 26        For the 26
                                                            Ended           Weeks Ended      Weeks Ended        Weeks Ended
                                                           July 1,           July 3,           July 1,           July 3,
                                                            2000               1999              2000              1999
                                                            ----               ----              ----              ----

Net sales                                                 $ 113,393          $ 90,271         $ 216,962         $ 173,548
Cost of sales                                                56,833            45,521           106,743            86,126
                                                             ------            ------           -------            ------
   Gross profit                                              56,560            44,750           110,219            87,422

Operating expenses:
   Selling and distribution                                  27,329            21,277            51,512            39,176
   General and administrative                                 8,779             6,714            17,096            13,610
                                                             ------            ------            ------            ------
            Total operating expenses                         36,108            27,991            68,608            52,786
                                                             ------            ------            ------            ------

Operating income                                             20,452            16,759            41,611            34,636
Interest expense                                                 18                24                45                49
Other income (expense) - net                                   (185)              (43)               88             (184)
                                                             -------           -------           ------             -----
   Income before income taxes                                20,249            16,692            41,654            34,403
Provision for income taxes                                    8,301             6,826            17,078            14,106
                                                             -------           -------           -------            ------
   Net income                                             $  11,948          $  9,866         $  24,576         $  20,297

   Other comprehensive income:
       Currency translation adjustment                          841            (1,623)           (1,188)           (1,830)
       Unrealized gain (loss) on  short-term                    (33)             (175)               44              (193)
                                                             -------           -------           ------             -----
        investments

   Total comprehensive income                             $  12,756          $  8,068         $  23,432         $  18,274
                                                          ==========         =========        =========         =========


Earnings per share:
   Basic                                                  $    0.37          $   0.31         $    0.77         $    0.64
                                                          ==========         =========        ==========        ==========
   Diluted                                                $    0.36          $   0.29         $    0.74         $    0.61
                                                          ==========         =========        ==========        ==========

Weighted average common shares outstanding:

   Basic                                                     32,107            31,809            32,108            31,611
                                                             ======            ======            ======            ======
   Diluted                                                   33,236            33,448            33,255            33,267
                                                             ======            ======            ======            ======



See notes to condensed consolidated financial statements.


                          FOSSIL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    UNAUDITED

                                 (In thousands)

                                                                             For the 26 Weeks   For the 26 Weeks
                                                                                  Ended               Ended

                                                                                 July 1,             July 3,
                                                                                   2000               1999
                                                                                   ----               ----

Operating activities:
   Net income                                                                     $24,576            $ 20,297
   Noncash items affecting net income:
       Minority interest in subsidiaries                                            1,028               1,027
       Equity in losses of affiliate                                                  385                   -
       Depreciation and amortization                                                2,936               2,593
       Increase in allowance for doubtful accounts                                    468                 501
       Increase (decrease) in allowance for returns -
          net of related inventory in transit                                        (533)                636
       Deferred income tax benefits                                                  (364)               (921)
   Changes in assets and liabilities:
       Accounts receivable                                                             70               3,203
       Inventories                                                                (32,840)            (17,236)
       Prepaid expenses and other current assets                                   (2,699)             (2,783)
       Accounts payable                                                            11,192                 (56)
       Accrued expenses                                                            (9,592)              1,800
       Income taxes payable                                                         1,005               9,308
                                                                                    -----               -----

               Net cash (used in) from operating activities                        (4,368)             18,369

Investing activities:
   Additions to property, plant and equipment                                      (7,006)             (5,786)
   Sale of marketable investments                                                   6,080                   -
   Investment in affiliate                                                         (2,000)                  -
   Increase in intangible and other assets                                           (321)             (1,371)
                                                                                    -----             -------

               Net cash used in investing activities                               (3,247)             (7,157)

Financing activities:
   Issuance of common or treasury stock for stock option exercises                    498               3,681
   Purchase of treasury stock                                                        (267)                  -
   Distribution of minority interest earnings                                        (493)               (790)
   Repayments of notes payable-banks                                                 (185)               (282)
                                                                                     -----              -----

               Net cash (used in) from financing activities                          (447)              2,609

Effect of exchange rate changes on cash and cash equivalents                         (997)               (436)
                                                                                     -----              -----
Net increase (decrease) in cash and cash equivalents                               (9,059)             13,385

Cash and cash equivalents:
   Beginning of period                                                             90,908              57,263
                                                                                   ------              ------

   End of period                                                                  $81,849            $ 70,648
                                                                                  =======            ========


See notes to condensed consolidated financial statements.

                          FOSSIL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    UNAUDITED

1.       FINANCIAL STATEMENT POLICIES

Basis of Presentation. The condensed consolidated financial statements include the accounts of Fossil, Inc., a Delaware corporation, and its majority-owned subsidiaries (the "Company"). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company's financial position as of July 1, 2000, and the results of operations for the thirteen-week periods ended July 1, 2000 and July 3, 1999. All adjustments are of a normal, recurring nature.

These interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included in Form 10-K filed by the Company pursuant to the Securities Exchange Act of 1934 for the year ended January 1, 2000. Operating results for the thirteen-week period ended July 1, 2000, are not necessarily indicative of the results to be achieved for the full year.

Business. The Company designs, develops, markets and distributes fashion watches and other accessories, principally under the "FOSSIL" and "RELIC" brands names. The Company's products are sold primarily through department stores and other major retailers, both domestically and in over 85 countries worldwide.

2.       INVENTORIES

         Inventories consist of the following:

                                                                      July 1,       January 1,
                (In thousands)                                         2000            2000
                                                                       ----            ----

                Components and parts                                 $ 5,251         $ 5,568
                Work-in-process                                        4,848           2,755
                Finished merchandise on hand                          68,186          38,595
                Merchandise at Company stores                          8,120           7,481
                Merchandise in-transit from estimated
                  customer returns                                    10,149           8,630
                                                                      ------           -----

                                                                     $96,554         $63,029


The Company periodically enters into forward contracts principally to hedge the payment of intercompany inventory transactions with its non-U.S. subsidiaries. Currency exchange gains or losses resulting from the translation of the related accounts, along with the offsetting gains or losses from the hedge, are deferred until the inventory is sold or the forward contract is completed. At July 1, 2000, the Company had hedge contracts to sell 24.9 million Euro Currency for approximately $23.7 million, expiring through April 2001; 2.5 million British Pound Sterling for approximately $3.7 million, expiring through January 2001; and 143.4 million Japanese Yen for approximately $1.4 million, expiring through December 2000.



3.       GEOGRAPHIC INFORMATION

           (In thousands)

                                                  For the 13 Weeks Ended            For the 13 Weeks Ended
                                                       July 1, 2000                      July 3, 1999
                                                       ------------                      ------------
                                                                 Operating                        Operating
                                                 Net Sales         Income           Net Sales       Income
                                                 ---------       ---------          ---------     ---------

           U.S.- exclusive of  Stores:
             External customers                   $ 62,813        $ 8,890            $ 48,530       $ 4,048
             Intergeographic                        13,317              -                 363             -
           Far East and Export:
             External customers                     16,354          9,361              15,040         9,342
             Intergeographic                        54,787              -              50,037             -
           Stores                                   11,199          1,961               7,358           308
           Europe                                   21,257            (17)             17,773         3,205
           Japan                                     1,763            257               1,570          (144)
           Intergeographic items                   (68,097)             -             (50,400)            -
                                                   --------       ---------           --------      -------
           Consolidated                           $113,393        $20,452            $ 90,271       $16,759
                                                   ========       =========          =========      =======




                                              For the 26 Weeks Ended         For the 26 Weeks Ended
                                                   July 1, 2000                   July 3 , 1999
                                                   ------------                   -------------
                                                                   Operating                      Operating
                                                 Net Sales           Income         Net Sales       Income
                                                 ---------         ---------        ---------     ---------


           U.S.- exclusive of  Stores:
             External customers                    $128,010          $ 19,299       $ 99,746        $ 12,838
             Intergeographic                         30,417                 -          2,259               -
           Far East and Export:
             External customers                      24,572            17,393         21,155          15,176
             Intergeographic                         97,487                 -         83,093               -
           Stores                                    18,243             1,151         12,147            (289)
           Europe                                    42,929             4,025         36,988           7,485
           Japan                                      3,208              (257)         3,512            (574)
           Intergeographic items                   (127,904)                -        (85,352)              -
                                                  ---------         ---------        --------       --------
           Consolidated                            $216,962          $ 41,611       $173,548        $ 34,636
                                                   ========         =========        ========       ========

4.      EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS:

                                                           For the 13       For the 13        For the 26        For the 26
        (In thousands, except per share data)             Weeks Ended       Weeks Ended      Weeks Ended       Weeks Ended
                                                            July 1,           July 3,          July 1,           July 3,
                                                              2000             1999              2000              1999
                                                              ----             ----              ----              ----

        Basic EPS computation:
          Numerator:
             Net income                                      $ 11,948        $ 9,866           $ 24,576          $ 20,297
                                                             --------        ------            --------          --------
          Denominator:
             Weighted average common
                shares outstanding                             32,107         31,809             32,108            31,656
             Treasury stock                                         -              -                  -               (45)
                                                              --------    ----------           --------
                                                               32,107         31,809             32,108            31,611
                                                              --------    ----------           --------            ------

        Basic EPS                                            $   0.37        $  0.31           $   0.77            $ 0.64
                                                             =========     =========           ========            ======

        Diluted EPS computation:
          Numerator:
             Net income                                      $ 11,948        $ 9,866           $ 24,576          $ 20,297
                                                             --------       --------           --------          --------
          Denominator:
             Weighted average common
                shares outstanding                             32,107         31,809             32,108            31,656
             Stock option conversion                            1,129          1,639              1,147             1,656
             Treasury stock                                         -              -                  -              (45)
                                                            ---------     ----------           --------           -------
                                                               33,236         33,448             33,255            33,267
                                                            ---------     ----------           --------           -------

        Diluted EPS                                          $   0.36        $  0.29           $  0.74           $  0.61
                                                             ========     ==========            ======            ======


5.       DEBT

In June 2000, the Company renewed its U.S. short-term revolving credit facility for one year. All borrowings under the U.S. short-term revolver accrue interest at the bank's prime rate less 0.50% or LIBOR plus 0.75% (LIBOR plus 1.00% prior to June 29, 1999). The U.S. short-term revolver is unsecured and requires the maintenance of net worth, quarterly income, working capital and financial ratios.

                          FOSSIL, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of Fossil, Inc. and its majority owned subsidiaries (the "Company") for the thirteen and twenty-six week periods ended July 1, 2000 (the "Second Quarter" and "Year to Date Period," respectively), as compared to the thirteen and twenty-six week periods ended July 3, 1999 (the "Prior Year Quarter" and "Prior Year YTD Period," respectively). This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes attached hereto.

General

The Company is primarily a leader in the design, development, marketing and distribution of contemporary, high quality fashion watches and accessories. The FOSSIL brand name was developed by the Company to convey a distinctive fashion, quality and value message and a brand image reminiscent of "America in the 1950s" that suggests a time of fun, fashion and humor. Since its inception in 1984, the Company has grown from its original flagship FOSSIL watch product into a Company offering a diversified range of accessories and apparel. The Company's current product offerings include an extensive line of fashion watches sold under the FOSSIL and RELIC brands, complementary lines of small leather goods, belts, handbags, sunglasses and FOSSIL brand apparel. In addition to developing its own brands, the Company leverages its development and production expertise by designing and manufacturing private label and licensed products for some of the most prestigious companies in the world, including national retailers, entertainment companies and fashion designers.

The Company's products are sold primarily to department stores and specialty retail stores in over 85 countries worldwide through Company-owned foreign sales subsidiaries and through a network of approximately 52 independent distributors. The Company's foreign operations include a presence in Asia, Australia, Canada, the Caribbean, Europe, Central and South America and the Middle East. In addition, the Company's products are offered at Company-owned retail locations throughout the United States and in independently-owned, authorized FOSSIL retail stores and kiosks located in several major airports, on cruise ships and in certain international markets. The Company's successful expansion of its product lines worldwide and leveraging of its infrastructure have contributed to its increasing net sales and operating profits.

Second Quarter & Company Highlights

o    FOSSIL brand watch sales continued to show double-digit growth at retail.

o FOSSIL and RELIC brand leather products sales combined for net sales increases of approximately 55% and 63% during the Second Quarter and Year-To-Date Period, respectively. This increase was due to continued strong retail demand for the Company's core and seasonal handbag products as well a resurgence in the men's small leather goods business.

o RELIC brand watches, the Company-owned brand sold in leading national and regional chain department stores, recorded sales volume growth exceeding 100% and 90% during the Second Quarter and Year-To-Date Period, respectively.

o The Company continued to strengthen its licensed watch product line. The DKNY brand watch line, which was launched during the first quarter of 2000, generated sales of approximately $6.2 million and $10.6 million during the Second Quarter and Year-To-Date Period, respectively. Additionally, sales of EMPORIO ARMANI brand watches increased 21% over the Prior Year Quarter to $8.5 million and increased 25% over the Prior Year YTD Period to $17.2 million.

o International sales continued to show strong growth despite the strengthening of the U.S. dollar over the Euro. Overall sales volume growth increased approximately 15% for both the Second Quarter and Year-To-Date Period. In a stable Euro currency environment, relative to the Prior Year Quarter, sales volume growth would have been approximately 22%.

o The Company operated 35 outlet and 17 full-price retail stores at the end of the Second Quarter compared to 30 outlet and 14 full-price retail stores at the end of the Prior Year Quarter. This retail store expansion, as well as increases in same store sales, generated sales volume growth in excess of 50% for both the Second Quarter and Year-To-Date Period.

Results of Operations

The following table sets forth, for the periods indicated, (i) the percentages of the Company's net sales represented by certain line items from the Company's condensed consolidated statements of income and (ii) the percentage changes in these line items between the current period and the comparable period of the prior year.

                                       Percentage of             Percentage             Percentage of       Percentage
                                         Net Sales                 Change                 Net Sales           Change
                                                                   ------                                     ------
                                        For the 13              For the 13               For the 26         For the 26
                                        Weeks Ended             Weeks Ended              Weeks Ended        Weeks Ended
                                        -----------             -----------              -----------        -----------

                                  July 1,       July 3,           July 1,              July 1,     July 3,      July 1,
                                   2000          1999              2000                 2000        1999         2000
                                   ----          ----              ----                 ----        ----         ----

Net sales                         100.0%        100.0%             25.6%                100.0%      100.0%       25.0%
Cost of sales                      50.1          50.4              24.8                  49.2        49.6        23.9
                                   -----         -----                                  -----       -----
Gross profit margin                49.9          49.6              26.4                  50.8        50.4        26.1
Selling and distribution
  expenses                         24.1          23.6              28.4                  23.7        22.6        31.5
General and administrative
  expenses                          7.7           7.4              30.8                   7.9         7.9        25.6
                                   -----         -----                                   ----        ----
Operating income                   18.1          18.6              22.0                  19.2        19.9        20.1
Interest expense                    0.0           0.0             (23.3)                  0.0         0.0        (8.0)
Other income
  (expense)- net                   (0.2)         (0.1)            332.4                   0.0        (0.1)     (148.2)
                                   -----         -----                                   ----        -----
Income before income taxes         17.9          18.5              21.3                  19.2        19.8        21.1
Income taxes                        7.4           7.6              21.6                   7.9         8.1        21.1
                                   -----         -----                                   ----        -----
Net income                         10.5%         10.9%             21.1%                 11.3%       11.7%       21.1%
                                ==========      =======                               ========     =======



Net Sales. The following table sets forth certain components of the Company's consolidated net sales and the percentage relationship of the components to consolidated net sales for the periods indicated (in millions, except percentage data):

                                     Amounts                        % of Total
                              For the 13 Weeks Ended          For the 13 Weeks Ended
                              ----------------------          ----------------------
                             July 1,         July 3,         July 1,        July 3,
                               2000            1999            2000          1999
                               ----            ----            ----          ----

International:
  Europe                       $ 21.2         $ 17.1          19   %          21  %
  Other                          18.1           16.9          16              10
                                 ----           ----          --              --
     Total International         39.3           34.0          35              31
                                 ----           ----          --              --

Domestic:
   Watch products                43.6           35.8          38              44
   Other products                19.2           13.1          17              16
                                 ----           ----         ---              --
      Total                      62.8           48.9          55              60
    Stores                       11.3            7.3          10               9
                                 ----            ---          --              --
      Total Domestic             74.1           56.2          65              69
                                 ----           ----         ---              --
Total Net Sales                $113.4         $ 90.2         100   %         100  %
                               ======         ======         ===            =====





                                      Amounts                       % of Total
                              For the 26 Weeks Ended          For the 26 Weeks Ended
                              ----------------------          ----------------------
                             July 1,         July 3,         July 1,        July 3,
                               2000            1999            2000          1999
                               ----            ----            ----          ----

International:
  Europe                       $ 42.9          $ 36.4         20   %          21  %
  Other                          27.8            24.9         13              14
                                 ----            ----         --              --
     Total International         70.7            61.3         33              35
                                 ----            ----         --              --

Domestic:
   Watch products                85.0            72.1         39              42
   Other products                43.0            28.0         20              16
                                 ----            ----         --              --
      Total                     128.0           100.1         59              58
    Stores                       18.3            12.1          8               7
                                 ----            ----         --              --
      Total Domestic            146.3           112.2         67              65
                                -----           -----         --              --
Total Net Sales                $217.0          $173.5        100   %         100   %
                               ======          ======      =====            =====

Fueling top line sales growth during the Second Quarter was (a) increased sales from the Company's European operations, including sales from its UK subsidiary which was acquired during the third quarter of 1999, (b) Company-owned stores expansion and same store sales increases which represented a 54% sales increase over the Prior Year Quarter, (b) a 55% increase in the Company's domestic other accessory product lines, primarily handbags and other FOSSIL branded leather products, (c) continued double-digit sales increases in FOSSIL watches, (d) a doubling of sales over the Prior Year Quarter from the Company's RELIC product line and (e) DKNY licensed watch line sales of $6.2 million, which line was launched during the First Quarter. Net Sales for the Year-To-Date Period were favorably impacted from the same geographic regions and product lines that contributed to the Second Quarter sales growth with domestic other accessories increasing 63%, Company-owned stores increasing 50% and RELIC nearly doubling in sales. DKNY licensed watch line sales for the Year-To-Date Period were $10.6 million. Additionally, the Second Quarter was favorably impacted by an $8.3 million international non-branded premium incentive sale, which represented a $1.1 million increase over the comparable sale in the Prior Year Quarter. Sales volume increases during the Second Quarter and Year-To-Date Period were partially offset by decreases in the Company's private label watch line. Management anticipates sales volume growth of 20% or more over the remainder of 2000 from increased sales of existing product lines and businesses as well as new product lines scheduled to be launched.

Gross Profit. Gross profit margins increased from 49.6% in the Prior Year Quarter to 49.9% in the Second Quarter. For the Year-To-Date Period, gross profit margins increased from 50.4% in the Prior Year YTD Period to 50.8%. The increase, for both the Second Quarter and Year-To-Date Period, is primarily due to the positive gross margin influence from a higher sales mix of licensed designer watches and sales from Company-owned stores. In addition, gross profit margins were favorably impacted from higher production levels in the Company's foreign-based assembly facilities. These positive influences were partially offset by the impact of the increase in sales of leather goods, which historically generate gross profit margins below the Company's consolidated average. Additionally, gross profit margins from the Company's European operations decreased from the Prior Year Quarter and Prior Year YTD Period due to the strengthening of the U.S. dollar against the Euro. In comparison to the First Quarter's gross profit margin of 51.8%, Second Quarter and Year-To-Date Period margins were impacted by the non-branded premium incentive sale (which sale also took place during the Prior Year Quarter) that was sold at margins well below margins normally achieved by the Company. Management believes the Company's gross profit margins for the remainder of 2000 will be equal to, or marginally above, the levels achieved during the comparable 1999 periods.

Operating Expenses. The aggregate increase in operating expenses for both the Second Quarter and the Year-To-Date Period was due primarily to costs necessary to support increased sales volumes. Total selling, general and administrative expenses as a percentage of net sales, increased in the Second Quarter and Year-To-Date Period compared to the Prior Year Quarter and Prior Year YTD Period, respectively. These increases were primarily due to increased display cost incurred in connection with the DKNY licensed watch line launch, the continued roll-out of leather handbag fixtures and costs associated with the addition of eight new Company-owned stores opened subsequent to the Prior Year Quarter. Additionally, increased brand advertising, primarily through certain internet portal relationships, and continued enhancement of the Company's web site continued during the Second Quarter and added to the overall operating expense increase. Management believes the operating expense ratio for the remainder of 2000 will increase slightly compared to 1999 levels primarily as a result of the Company continuing to enhance its brand advertising and continued opening of new Company-owned store locations.

Other Income (Expense). Other income (expense) increased unfavorably by $142,000 during the Second Quarter as compared to the Prior Year Quarter. This increase was primarily due to increases in minority interest expense generated as a result of increased profitability from the Company's majority-owned subsidiaries and losses associated with joint ventures. These increases in other expense were partially offset by increased interest income generated from increased cash levels. During the Year-To-Date Period, interest income surpassed the aforementioned other expenses by approximately $272,000.

Liquidity and Capital Resources

The Company's general business operations historically have not required substantial cash needs during the first several months of its fiscal year. Generally, starting in the second quarter the Company's cash needs begin to increase, typically reaching its peak in the September-November time frame. The additional cash needs have generally been to finance the accumulation of inventory and the build-up in accounts receivable. During the Second Quarter, the Company increased its cash holdings and short-term marketable securities to $87 million in comparison to $71 million at the end of Prior Year Quarter. However, the Company's cash and short-term marketable securities position decreased by $15.1 million from the end of 1999 due to the accumulation of inventory and the build-up in accounts receivable during the Year-To-Date Period. The increase in inventory from the Prior Year Quarter was a result of
(a) inventories associated with a new watch assembly factory acquired during the first quarter of 2000 (b) an increase in DKNY inventory levels to support reorders, (c) an increase in the number of Company-owned stores, and (d) increases associated with the Company's UK subsidiary which was acquired during the third quarter of 1999. Accounts receivable increased approximately $12.3 million or 32% from the Prior Year Quarter on a sales increase of 26%. Accounts receivable levels decreased from levels seen in the first quarter of 2000 by approximately $7.5 million and days sales outstanding of 41 days for the Second Quarter were comparable with the Prior Year Quarter. At the end of the Second Quarter, the Company had working capital of $174 million compared to working capital of $128 million and $155 million at the end of the Prior Year Quarter and fiscal 1999 year-end, respectively. The Company had outstanding borrowings of only $4.9 million against its combined $43 million bank credit facilities at the end of the Second Quarter. Management believes that cash flow from operations combined with existing cash on hand will be sufficient to satisfy its working capital expenditures for at least the next eighteen months.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a multinational enterprise, the Company is exposed to changes in foreign currency exchange rates. The Company employs a variety of practices to manage this market risk, including its operating and financing activities and, where deemed appropriate, the use of derivative financial instruments. Forward contracts have been utilized by the Company to mitigate foreign currency risk. The Company's most significant foreign currency risks relate to the Euro and the Japanese Yen. The Company uses derivative financial instruments only for risk management purposes and does not use them for speculation or for trading. There were no significant changes in how the Company managed foreign currency transactional exposures during the Second Quarter and management does not anticipate any significant changes in such exposures or in the strategies it employs to manage such exposures in the near future.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual meeting of stockholders (the "Meeting") on May 24, 2000. At such Meeting, the stockholders elected three (3) Class II directors of the Company and approved an increase in the number of authorized shares of common stock, par value $0.01 of the Company ("Common Stock") from 50,000,000 to 100,000,000 shares. No other matters were voted on at the Meeting. A total of 29,983,915 shares were represented at the Meeting.

         The number of shares that were voted for, and that were withheld from, each of the director nominees at the Meeting is as follows:

         Director Nominee           For              Withheld
         ----------------------------------------------------
         Kosta N. Kartsotis        29,834,014        149,901
         Alan J. Gold              29,836,664        147,251
         Michael Steinberg         29,836,164        147,751

     The directors whose term of office as a director continued after the Meeting are Tom Kartsotis, Michael W. Barnes, Jal S. Shroff, Kenneth Anderson and Donald Stone.

     The number of shares that were voted for, against and abstained from the proposal to increase the number of authorized shares of Common Stock at the Meeting is as follows:

         For                        Against                   Abstain
         ------------------------------------------------------------
         27,309,217                 2,672,721                 2,977

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                    3.1 Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Fossil, Inc.

                    10.1 First  Amendment to Fourth  Amended and  Restated  Loan
                         Agreement dated June 27, 2000 by and among Wells Fargo Bank Texas, National Association, a national banking association formerly known as Wells Fargo Bank (Texas), National Association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc. and Fossil Stores II, Inc. (without exhibits).

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

                                           FOSSIL, INC.



Date: August 14, 2000                      /s/ Randy S. Kercho
                                           -------------------
                                           Randy S. Kercho
                                           Executive   Vice  President
                                           and Chief Financial Officer
                                           (Principal   financial  and
                                           accounting   officer   duly
                                           authorized   to   sign   on
                                           behalf of Registrant)

                                  EXHIBIT INDEX

Exhibit

Number                              Document Description

3.1 Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Fossil, Inc.

10.1 First Amendment to Fourth Amended and Restated Loan Agreement dated June 27, 2000 by and among Wells Fargo Bank Texas, National Association, a national banking association formerly known as Wells Fargo Bank (Texas), National Association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc. and Fossil Stores II, Inc. (without exhibits).

27   Financial Data Schedule