Form 10-Q
period 2000-09-30
FOSSIL INC
filed 2000-11-14
CIK 883569

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2000

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

      The number of shares of Registrant's common stock, outstanding as of
                         November 13, 2000: 30,633,895.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                    FOSSIL, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands, except share amounts)

                                                                       September 30,            January 1,
                                                                            2000                    2000
                                                                        (Unaudited)

ASSETS
Current assets:
   Cash and cash equivalents                                             $  63,266                $ 90,908
   Short-term marketable investments                                         5,004                  10,870
   Accounts receivable - net                                                67,875                  51,399
   Inventories                                                             104,657                  63,029
   Deferred income tax benefits                                              7,656                   6,769
   Prepaid expenses and other current assets                                10,928                   7,832
                                                                         ---------               ---------

          Total current assets                                             259,386                 230,807

Investment in joint ventures                                                 6,042                   3,849
Property, plant and equipment - net                                         35,865                  28,603
Intangible and other assets - net                                            6,787                   6,105
                                                                         ---------               ---------

                                                                         $ 308,080               $ 269,364
                                                                         =========               =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

   Notes payable                                                         $   4,759               $   5,043
   Accounts payable                                                         27,685                  11,870
   Accrued expenses:
       Co-op advertising                                                    10,988                  15,191
       Compensation                                                          5,664                   4,617
       Other                                                                25,745                  21,493
   Income taxes payable                                                     20,224                  17,395
                                                                         ---------               ---------

            Total current liabilities                                       95,065                  75,609

Minority interest in subsidiaries                                            3,657                   2,558
Stockholders' equity:
   Common stock, shares issued and outstanding
        30,623,290 and 32,107,270 respectively                                 306                     321
   Additional paid-in capital                                               21,611                  41,774
   Retained earnings                                                       190,600                 153,569
   Accumulated other comprehensive income                                   (3,159)                 (3,259)
   Treasury stock at cost, 59,572 shares at January 1, 2000                      -                  (1,208)
                                                                         ---------               ---------

            Total stockholders' equity                                     209,358                 191,197
                                                                         ---------               ---------

                                                                         $ 308,080               $ 269,364
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



                          FOSSIL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                    UNAUDITED
                    (In thousands, except per share amounts)

                                                           For the 13 Weeks     For the 13        For the 39        For the 39
                                                                 Ended          Weeks Ended      Weeks Ended        Weeks Ended
                                                             September 30,      October 2,      September 30,       October 2,
                                                                 2000              1999              2000              1999
                                                                 ----              ----              ----              ----
Net sales                                                    $ 128,064          $ 104,831         $ 345,026         $ 278,379
Cost of sales                                                   64,373             52,193           171,116           138,319
                                                             ---------          ---------         ---------         ---------
   Gross profit                                                 63,691             52,638           173,910           140,060

Operating expenses:
   Selling and distribution                                     31,210             22,649            82,722            61,825
   General and administrative                                   10,092              7,675            27,188            21,285
                                                             ---------          ---------         ---------         ---------
            Total operating expenses                            41,302             30,324           109,910            83,110
                                                             =========          =========         =========         =========

Operating income                                                22,389             22,314            64,000            56,950
Interest expense                                                    63                 27               108                76
Other income (expense) - net                                       519                (31)              607              (215)
                                                             ---------          ---------         ---------         ---------
   Income before income taxes                                   22,845             22,256            64,499            56,659
Provision for income taxes                                       9,367              9,125            26,445            23,231
                                                             ---------          ---------         ---------         ---------
   Net income                                                $  13,478          $  13,131         $  38,054         $  33,428

   Other comprehensive income:
       Currency translation adjustment                           1,139                978               (47)             (852)
       Unrealized gain (loss) on  short-term                       103               (135)              147              (328)
                                                             ---------          ---------         ---------         ---------
        Investments
   Total comprehensive income                                $  14,720          $  13,974         $  38,154         $  32,248
                                                             =========          =========         =========         =========

Earnings per share:
   Basic                                                     $    0.42          $    0.41         $    1.19         $    1.05
                                                             =========          =========         =========         =========
   Diluted                                                   $    0.41          $    0.39         $    1.15         $    1.00
                                                             =========          =========         =========         =========
Weighted average common shares outstanding:

   Basic                                                        32,015             31,978            32,077            31,785
                                                             =========          =========         =========            ======
   Diluted                                                      32,929             33,513            33,151            33,409
                                                             =========          =========         =========            ======


           See notes to condensed consolidated financial statements.



                                    FOSSIL, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              UNAUDITED
                                           (In thousands)

                                                                                 For the 39 Weeks    For the 39 Weeks
                                                                                       Ended               Ended
                                                                                   September 30,        October 2,
                                                                                        2000                1999
                                                                                        ----                ----
Operating activities:
   Net income                                                                        $  38,054          $  33,428
   Noncash items affecting net income:
       Minority interest in subsidiaries                                                 1,592              1,531
       Equity in losses of affiliates                                                      273                  -
       Loss on disposal of fixed assets                                                    385                  -
       Depreciation and amortization                                                     4,546              4,042
       Increase in allowance for doubtful accounts                                       1,295                362
       Increase in allowance for returns -
          net of related inventory in transit                                              619              1,015
       Deferred income tax benefits                                                       (887)            (1,035)
   Changes in assets and liabilities:
       Accounts receivable                                                             (19,781)           (11,074)
       Inventories                                                                     (40,381)           (18,089)
       Prepaid expenses and other current assets                                        (3,191)            (4,095)
       Accounts payable                                                                 16,865              3,520
       Accrued expenses                                                                 (6,176)               333
       Income taxes payable                                                              3,168              8,220
                                                                                     ---------          ---------

               Net cash (used in) from operating activities                             (3,619)            18,158

Investing activities:
   Additions to property, plant and equipment                                          (12,050)            (7,283)
   Acquisition of distributor assets                                                         -             (2,732)
   Sale of marketable investments                                                        5,866                  -
   Investment in affiliates                                                             (2,196)            (3,947)
   Increase in intangible and other assets                                                (942)              (702)
                                                                                     ---------          ---------

               Net cash used in investing activities                                    (9,322)           (14,664)

Financing activities:
   Issuance of common or treasury stock for stock option exercises                         603              3,880
   Purchase and retirement of common stock                                             (13,647)                 -
   Distribution of minority interest earnings                                             (493)              (790)
   Repayments of notes payable-banks                                                      (284)               362
                                                                                     ---------          ---------

               Net cash (used in) from financing activities                            (13,821)             3,452

Effect of exchange rate changes on cash and cash equivalents                              (880)              (213)
                                                                                     ---------          ---------
Net (decrease) increase in cash and cash equivalents                                   (27,642)             6,733

Cash and cash equivalents:
   Beginning of period                                                                  90,908             57,263
                                                                                     ---------          ---------

   End of period                                                                     $  63,266          $  63,996
                                                                                     =========          =========


           See notes to condensed consolidated financial statements.

                          FOSSIL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

1.       FINANCIAL STATEMENT POLICIES

Basis of Presentation. The condensed consolidated financial statements include the accounts of Fossil, Inc., a Delaware corporation, and its majority-owned subsidiaries (the "Company"). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company's financial position as of September 30, 2000, and the results of operations for the thirteen-week and thirty-nine week periods ended September 30, 2000 and October 2, 1999. All adjustments are of a normal, recurring nature.

These interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included in Form 10-K filed by the Company pursuant to the Securities Exchange Act of 1934 for the year ended January 1, 2000. Operating results for the thirteen-week period ended September 30, 2000, are not necessarily indicative of the results to be achieved for the full year.

Business. The Company is a design, development, marketing and distribution company that specializes in consumer products predicated on fashion and value. The Company's principle offerings include an extensive line of fashion watches sold under the FOSSIL and RELIC brands, as well as complementary lines of small leather goods, belts, handbags, sunglasses and FOSSIL brand apparel. The Company's products are sold in department stores and specialty retail stores in over 85 countries around the world.

2.       INVENTORIES

         Inventories consist of the following:
                                                                     September 30,     January 1,
                (In thousands)                                           2000             2000
                                                                         ----             ----
                Components and parts                                    $  8,385         $ 5,568
                Work-in-process                                            3,737           2,755
                Finished merchandise on hand                              69,927          38,595
                Merchandise at Company stores                             11,188           7,481
                Merchandise in-transit from estimated
                  customer returns                                        11,420           8,630
                                                                        --------         -------

                                                                        $104,657         $63,029
                                                                        ========         =======

The Company periodically enters into forward contracts principally to hedge the payment of intercompany inventory transactions with its non-U.S. subsidiaries. Currency exchange gains or losses resulting from the translation of the related accounts, along with the offsetting gains or losses from the hedge, are deferred until the inventory is sold or the forward contract is completed. At September 30, 2000, the Company had hedge contracts to sell 29.8 million Euro Currency for approximately $27.6 million, expiring through April 2001; 1.6 million British Pound Sterling for approximately $2.4 million, expiring through January 2001; and 82 million Japanese Yen for approximately $0.8 million, expiring through December 2000.



3.       GEOGRAPHIC INFORMATION
          (In thousands)

                                                    For the 13 Weeks Ended            For the 13 Weeks Ended
                                                      September 30, 2000                  October 2, 1999
                                                      ------------------                  ---------------
                                                                   Operating                        Operating
                                                    Net Sales        Income           Net Sales       Income
                                                    ---------      ---------          ---------     ---------
           U.S.- exclusive of Company Stores:
             External customers                      $ 78,012        $13,522           $ 65,900       $12,921
             Intergeographic                           23,119              -              7,193             -
           Far East and Export:
             External customers                        10,686         10,306              6,618         6,575
             Intergeographic                           50,526              -             33,809             -
           Stores                                      13,147         (1,692)            10,804           454
           Europe                                      25,014            818             19,960         2,363
           Japan                                        1,205           (565)             1,549             1
           Intergeographic items                      (73,645)             -            (41,002)            -
                                                     --------        -------           --------       -------
           Consolidated                              $128,064        $22,389           $104,831       $22,314
                                                     ========        =======           ========       =======


                                                    For the 39 Weeks Ended             For the 39 Weeks Ended
                                                      September 30, 2000                  October 2, 1999
                                                      ------------------                  ---------------
                                                                   Operating                        Operating
                                                    Net Sales        Income           Net Sales       Income
                                                    ---------      ---------          ---------     ---------
           U.S.- exclusive of Company Stores:
             External customers                      $206,022        $34,766           $166,100       $25,758
             Intergeographic                           53,536             -               9,452             -
           Far East and Export:
             External customers                        35,258         27,699             27,919        21,750
             Intergeographic                          148,013              -            116,902             -
           Stores                                      31,390         (2,486)            22,951           167
           Europe                                      67,943          4,843             56,348         9,848
           Japan                                        4,413           (822)             5,061          (573)
           Intergeographic items                     (201,549)             -           (126,354)            -
                                                     --------        -------           --------       -------
           Consolidated                              $345,026        $64,000           $278,379       $56,950
                                                     ========        =======           ========       =======



EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS:

                                                             For the 13       For the 13        For the 39        For the 39
        (In thousands, except per share data)               Weeks Ended       Weeks Ended      Weeks Ended       Weeks Ended
                                                           September 30,      October 2,      September 30,      October 2,
                                                                2000             1999              2000              1999
                                                                ----             ----              ----              ----
        Basic EPS computation:
          Numerator:
             Net income                                      $ 13,478         $ 13,131          $ 38,054         $ 33,428
                                                             --------         --------          --------         --------
          Denominator:
             Weighted average common
                shares outstanding                             32,015           32,136            32,077           31,816
             Treasury stock                                         -             (158)                -              (31)
                                                             --------         --------          --------         --------
                                                               32,015           31,978            32,077           31,785
                                                             --------         --------          --------         --------

        Basic EPS                                            $   0.42         $   0.41          $   1.19         $   1.05
                                                             ========         ========          ========         ========

        Diluted EPS computation:
          Numerator:
             Net income                                      $ 13,478         $ 13,131          $ 38,054         $ 33,428
                                                             --------         --------          --------         --------
          Denominator:
             Weighted average common
                shares outstanding                             32,015           31,978            32,077           31,785
             Stock option conversion                              914            1,535             1,074            1,624
                                                             --------         --------          --------         --------
                                                               32,929           33,513            33,151           33,409
                                                             --------         --------          --------         --------

        Diluted EPS                                          $   0.41         $   0.39          $   1.15         $   1.00
                                                             ========         ========          ========         ========


5.       INVESTMENT IN JOINT VENTURE

Effective August 31, 2000, the Company sold 50% of the equity of its former wholly-owned subsidiary in Spain pursuant to a joint venture agreement with Sucesores de A. Cadarso ("Cadarso") for the marketing, distribution and sale of the Company's products in Spain. The Company accounted for this investment based upon the equity method from the effective date of the transaction. The Company does not expect this change in accounting to materially affect the results of operations for the remainder of its fiscal year.

6.       STOCKHOLDERS' EQUITY

During the Third Quarter, the Company acquired approximately 1.5 million shares of its common stock for approximately $20.6 million and immediately retired these shares. The shares were repurchased in conjunction with a 2.5 million share buyback authorized by the Company's board of directors on September 18, 2000.

                          FOSSIL, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of Fossil, Inc. and its majority owned subsidiaries (the "Company") for the thirteen and thirty-nine week periods ended September 30, 2000 (the "Third Quarter" and "Year-to-Date Period," respectively), as compared to the thirteen and thirty-nine week periods ended October 2, 1999 (the "Prior Year Quarter" and "Prior Year YTD Period," respectively). This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes attached hereto.

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

Third Quarter and Company Highlights

o DKNY licensed watch line sales surpassed $20 million since the launch in February.

o    The Company launched the Diesel licensed watch line.

o Retail store expansion continued as the Company opened ten new apparel concept stores.

o The Company entered into a joint venture agreement for marketing and distribution of FOSSIL products in Spain.

o    The Company acquired 1.5 million shares of its common stock.

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

                                     Percentage of            Percentage             Percentage of               Percentage
                                       Net Sales                Change                 Net Sales                   Change

                                       For the 13             For the 13              For the 39                 For the 39
                                       Weeks Ended            Weeks Ended             Weeks Ended                Weeks Ended
                                       -----------            -----------             -----------                -----------
                              September 30,    October 2,    September 30,    September 30,    October 2,       September 30,
                                   2000           1999           2000             2000            1999               2000
                                   ----           ----           ----             ----            ----               ----
Net sales                          100.0%         100.0%          22.2%           100.0%         100.0%               23.9%
Cost of sales                       50.3           49.8           23.3             49.6           49.7                23.7
                                   -----          -----                           -----          -----
Gross profit margin                 49.7           50.2           21.0             50.4           50.3                24.2
Selling and distribution
  expenses                          24.4           21.6           37.8             24.0           22.2                33.8
General and administrative
  expenses                           7.9            7.3           31.5              7.9            7.6                27.7
                                   -----          -----                           -----          -----
Operating income                    17.4           21.3            0.3             18.5           20.5                12.4
Interest expense                     0.0            0.0              -              0.0            0.0                   -
Other income
  (expense)- net                     0.4           (0.1)       1,815.0              0.2           (0.1)              383.9
                                   -----          -----                           -----          -----
Income before income taxes          17.8           21.2            2.6             18.7           20.4                13.8
Income taxes                         7.3            8.7            2.6              7.7            8.4                13.8
                                   -----          -----                           -----          -----
Net income                          10.5%          12.5%           2.6%            11.0%          12.0%               13.8%
                                   =====          =====                           =====          =====


Net Sales. The following table sets forth certain components of the Company's consolidated net sales and the percentage relationship of the components to consolidated net sales for the periods indicated (in millions, except percentage data):


                                        Amounts                       % of Total
                                For the 13 Weeks Ended          For the 13 Weeks Ended
                                ----------------------          ----------------------
                            September 30,     October 2,     September 30,     October 2,
                                 2000            1999             2000            1999
                                 ----            ----             ----            ----
International:
  Europe                        $ 25.1         $ 20.0            20%              19%
  Other                           11.9            8.1             9                8
                                ------         ------           ---              ---
     Total International          37.0           28.1            29               27
                                ------         ------           ---              ---

Domestic:
   Watch products                 52.7           46.4            41               44
   Other products                 25.3           19.5            20               19
                                ------         ------           ---              ---
      Total                       78.0           65.9            61               63
    Stores                        13.1           10.8            10               10
                                ------         ------           ---              ---
      Total Domestic              91.1           76.7            71               73
                                ------         ------           ---              ---
Total Net Sales                 $128.1         $104.8           100%             100%
                                ======         ======           ===              ===


                                        Amounts                        % of Total
                                For the 39 Weeks Ended          For the 39 Weeks Ended
                                ----------------------          ----------------------
                            September 30,     October 2,     September 30,     October 2,
                                 2000            1999             2000            1999
                                 ----            ----             ----            ----
International:
  Europe                        $ 67.9         $ 56.4            20%              20%
  Other                           39.7           33.0            11               12
                                ------         ------           ---              ---
     Total International         107.6           89.4            31               32
                                ------         ------           ---              ---

Domestic:
   Watch products                137.8          118.6            40               43
   Other products                 68.2           47.5            20               17
                                ------         ------           ---              ---
      Total                      206.0          166.1            60               60
    Stores                        31.4           22.9             9                8
                                ------         ------           ---              ---
      Total Domestic             237.4          189.0            69               68
                                ------         ------           ---              ---
Total Net Sales                 $345.0         $278.4           100%             100%
                                ======         ======           ===              ===


Net sales growth in the Third Quarter was led by an $8.9 million increase from the Company's international operations. This increase represented a 31.6% increase over the Prior Year Quarter despite the weakness of the EURO. At Prior Year Quarter EURO rates, the overall net sales increase from international operations would have exceeded 40%. The Company's domestic watch products increased $6.3 million over the Prior Year Quarter. Impacting the growth in this category was the market performance of the DKNY licensed watch brand, that was launched during the first quarter, and an increase in sales of the Company's RELIC brand watch. Domestic leather product sales also contributed to the net sales growth during the Third Quarter, primarily as a result of the continued success of the Company's handbag and women's small leather products. Additionally, retail store expansion, including the opening of ten new apparel concept stores, contributed to the Third Quarter net sales increase. Net sales for the Year-To-Date Period were favorably impacted from the same geographic regions and product lines that contributed to the Third Quarter sales increases. Leading this Year-To-Date increase was other domestic products, that consists of leather goods and sunglasses; international operations, again despite the weakness in the EURO; domestic watches, led by a $10.6 million contribution from DKNY watch sales; and the Company's retail stores as a result of expansion and same store sales growth.

Management currently anticipates the Company's fourth quarter net sales to display double digit growth and year-over-year growth to increase over 20%.

Gross Profit. Gross profit margins for the Third Quarter decreased by 50 basis points to 49.7% compared to 50.2% in the Prior Year Quarter. This decrease was the result of the weakness of the EURO against the U.S. Dollar. Since the Company's European-based operations primarily purchase products from the United States and Hong Kong, the weakness in the EURO with no comparable increase in the Company's wholesale sales prices caused product costs to escalate approximately 10% during the Third Quarter. Additionally, the gross profit margin decrease in the Third Quarter was impacted by a higher mix of leather product versus watch sales as the Company's leather products historically generate gross profit margins below the Company's consolidated margin. On a year-to-date basis, gross profit margins increased slightly to 50.4% compared to 50.3% in the prior year. A higher sales mix of licensed designer brand watches and sales from Company-owned stores positively impacted gross margins throughout the Year-To-Date Period but were somewhat offset by the increasing product costs in the Company's European-based operations as well as the higher mix of leather product versus watch sales.

Operating Expenses. Operating expenses, as a percentage of net sales, increased to 32.3% in the Third Quarter compared to 28.9% in the Prior Year Quarter. For the Year-To-Date Period, operating expenses increased to 31.9% compared to 29.8%. Operating expenses, in the aggregate, increased over the Prior Year Quarter and Prior Year-To-Date Period to support increased net sales volumes. Moreover, in order to promote continued sales growth both near-term and long-term, the Company continued to expand and enhance its infrastructure and promote its products and image by increasing brand advertising primarily through internet portal relationships. Increased infrastructure cost included additional payroll and personnel related expenses as well as expansion of the Company's distribution facilities. In addition to increased infrastructure cost and brand advertising, operating expenses increased as a result of cost associated with the DKNY licensed watch line launch, increased display cost associated with new leather fixtures to enhance the Company's positioning of these products within the retail environment and costs associated with the opening of ten new apparel concept stores. Management anticipates that infrastructure cost will continue to increase that may result in operating income margins decreasing to the 17% range during the next fifteen months.

Other Income (Expense). Other income (expense) increased favorably by $550,000 during the Third Quarter as compared to the Prior Year Quarter and by $822,000 during the Year-To-Date Period as compared to the Prior Year YTD Period. These increases were the result of increased interest income earned as a result of higher invested cash balances and increased royalty income generated from licensing certain FOSSIL brand products. These increases more than offset minority expense from profits generated by the Company's assembly facilities and losses associated with joint ventures.

Liquidity and Capital Resources

The Company's general business operations historically have not required substantial cash needs during the first several months of its fiscal year. Generally, starting in the second quarter the Company's cash needs begin to increase and typically reach their peak in the September-November time frame. The additional cash needs have generally been to finance the accumulation of inventory and the build-up in accounts receivable. At the end of the Third Quarter, the Company's inventories increased by $28 million, or 31.7%, compared to inventory balances at the end of the Prior Year Quarter. This increase, in comparison to the 22% increase in net sales, is due to unusually low inventory levels at the end of the Prior Year Quarter combined with current year increases in leather product inventories due to longer delivery lead times for leather goods. Increased apparel inventory levels to support the ten new apparel concept stores opened during the Third Quarter also impacted the overall inventory increase. Annualized inventory turns, however, remained relatively consistent with prior period results. As a result of the increase in inventories, accounts payable increased to $27.7 million compared to $20.2 million and $11.9 million at the end of the Prior Year Quarter and fiscal 1999 year-end, respectively.

In addition to cash needs to support inventory levels and build-up in accounts receivable, during the Third Quarter the Company acquired 1.5 million shares of its common stock through open market purchases at an aggregate cost of approximately $20 million. This share buyback was in conjunction with a 2.5 million share buyback authorization approved by the Company's board of directors on September 18, 2000. As these shares were acquired at the end of the Third Quarter, actual cash expended to cover these trades amounted to approximately $13 million during the Third Quarter. The Company ended the Third Quarter with $68 million in cash, cash equivalents and short-term investments. At the end of the Third Quarter, the Company had working capital of $164 million compared to working capital of $139 million and $155 million at the end of the Prior Year
Quarter and fiscal 1999 year-end, respectively. The Company had outstanding borrowings of only $4.8 million against its $43 million bank credit facility at the end of the Third Quarter. Management believes that cash flow from operations combined with existing cash on hand will be sufficient to satisfy its working capital requirements through the end of the Company's 2001 fiscal year as well as any additional cash requirements resulting from the Company's stock buyback program.

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

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  3.1      Amended and Restated Bylaws of Fossil, Inc.

                  10.1     Joint Venture  Agreement by and between  Sucesores de
                           A. Cadarso and Fossil Europe B.V, dated as of July 27, 2000 (without exhibits).

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

                                                     FOSSIL, INC.



Date: November 13, 2000                              /s/ Mike L. Kovar
                                                     ---------------------------
                                                     Mike L. Kovar
                                                     Senior Vice  President  and
                                                     Chief   Financial   Officer
                                                     (Principal   financial  and
                                                     accounting   officer   duly
                                                     authorized   to   sign   on
                                                     behalf of Registrant)

                                  EXHIBIT INDEX

Exhibit

Number                              Document Description

3.1           Amended and Restated Bylaws of Fossil, Inc.

10.1 Joint Venture Agreement by and between Sucesores de A. Cadarso and Fossil Europe B.V, dated as of July 27, 2000 (without exhibits).

27       Financial Data Schedule