Form 10-K
period 2000-12-30
FOSSIL INC
filed 2001-03-30
CIK 883569

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
      X          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    -----        EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         The aggregate market value of Common Stock held by nonaffiliates of the registrant, based on the sale trade price of the Common Stock as reported by the Nasdaq National Market on March 27, 2001, was $171,798,028. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant. As of March 27, 2001, 30,180,814 shares of Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The Company's definitive proxy statement in connection with the Annual Meeting of Stockholders to be held May 24, 2001, to be filed with the Commission pursuant to Regulation 14A, and the Company's Annual Report to Stockholders are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Fossil, Inc. (the "Company") is a leader in the design, development, marketing and distribution of contemporary, high quality fashion watches, and accessories. The Company developed the FOSSIL(R) brand name to convey a distinctive fashion, quality and value message and a brand image reminiscent of "America in the 1950s" that suggests a time of fun, fashion and humor. Since its inception in 1984, the Company has grown from its original flagship FOSSIL watch product into a diversified company offering an extensive line of fashion watches, small leather goods, belts, handbags and sunglasses under the FOSSIL and RELIC(R) brands and FOSSIL brand apparel. In addition to developing its own brands, the Company leverages its development and production expertise by designing and manufacturing private label products for some of the most prestigious companies in the world, including national retailers, entertainment companies and theme restaurants. The Company's successful expansion of its product lines has contributed to its increasing net sales and operating profits.

         The Company has capitalized on the increasing awareness of the FOSSIL brand by entering into various license agreements for other categories of fashion accessories. The Company has entered into various license agreements to design, manufacture, distribute and market watches under the brands of other companies, including EMPORIO ARMANI(R) , DKNY(R) and DIESEL(R).

         The Company sells its products in approximately 17,000 retail locations in the United States through a diversified distribution network that includes approximately 5,000 department store doors, such as Federated/Macy's, May Department Stores and Dillard's for its FOSSIL brand and JCPenney and Sears for its RELIC brand, as well as approximately 12,000 specialty retail locations. The Company also sells its products through a network of 71 Company-owned stores within the United States, with 32 retail stores located in premier retail sites and 39 outlet stores located in major outlet malls. The Company also offers selected FOSSIL brand products at its website www.fossil.com.

         The Company's products are sold to department stores and specialty retail stores in over 80 countries worldwide through Company-owned foreign sales subsidiaries and through a network of approximately 47 independent distributors. The Company's foreign operations include a presence in Europe, South and Central America, the Caribbean, Canada, the Far East, Australia and the Middle East. In addition, the Company's products are offered at retail locations in major airports in the United States, on cruise ships and in Company-owned and independently-owned, authorized FOSSIL retail stores and kiosks in certain international markets.

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

         The fourth segment of the market consists of moderately priced watches characterized by contemporary fashion and well known brand names. Moderately priced watches are typically manufactured in Japan or Hong Kong and are sold by department stores and specialty stores at retail prices ranging from $40 to $150. This market segment is targeted by the Company and its principal competitors, including the companies that market watches under the Guess?, Anne Klein II, Kenneth Cole and Swatch brand names, whose products attempt to reflect emerging fashion trends in accessories and apparel. The Company's DKNY and DIESEL lines generally compete in this segment as well. Some of the watches in this sector are manufactured under license agreements with companies that market watches under various brand names, including Guess?, Anne Klein II and Kenneth Cole. The Company believes that one reason for the growth of this sector has been that fashion-conscious consumers have increasingly come to regard branded fashion watches not only as time pieces but also as fashion accessories. This trend has resulted in consumers owning multiple watches that may differ significantly in terms of style, features and cost.

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

         Moderately priced fashion accessories are typically marketed in department stores and are characterized by contemporary fashion and well known brand names at reasonable price points, such as FOSSIL and RELIC. The Company currently offers small leather goods, handbags, belts, and eyewear for both men and women through department stores and specialty retailers in the moderate to upper-moderate price range. Companies such as Calvin Klein, Tommy Hilfiger, Guess?, Nine West, Kenneth Cole and Liz Claiborne currently operate in this market.

APPAREL

         In 2000, the Company introduced a line of FOSSIL casual apparel that is distributed exclusively through Company-owned retail stores and the Company's website. Selling through Company-owned stores allows the Company to effectively manage visual presentation, information feedback, inventory management and operating returns. The apparel line is focused on the casual lifestyle of 16 to 24 year old consumers and consists primarily of jeans, tee shirts, and sweatshirts featuring FOSSIL brand packaging and labeling. The suggested retail selling price of the apparel line is comparable to that of major competitors like American Eagle Outfitters and Gap. The Company has leveraged its existing graphic and store design infrastructure to create a unique product packaging and store concept that differentiates it from other competitors in order to create higher perceived value for the products.

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

OPERATING STRATEGY

o FASHION ORIENTATION AND DESIGN INNOVATION. The Company is able to market its products to consumers with differing tastes and lifestyles by offering a wide range of brands and product categories at a variety of price points. The Company attempts to stay abreast of emerging fashion and lifestyle trends affecting accessories and apparel and it responds to these trends by making adjustments in its product lines several times each year. The Company differentiates its products from those of its competitors principally through innovations in fashion details, including variations in the treatment of dials, crystals, cases, straps and bracelets for the Company's watches, innovative treatments and details in its other accessories and through unique product packaging for its apparel products.

o COORDINATED PRODUCT PROMOTION. The Company coordinates in-house product design, packaging, advertising and in-store presentations to more effectively and cohesively communicate to its target markets the themes and images associated with its brands. For example, many of the Company's

         FOSSIL brand products and certain of its accessory products are packaged in metal tins decorated with designs consistent with the Company's marketing strategy and product image. In addition, the Company generally markets its fashion accessory lines through the same distribution channels as its watch lines, using similar in-store presentations, graphics and packaging.

o PRODUCT VALUE. The Company's products provide value to the consumer by offering fashionable, high quality components and features at suggested retail prices generally below those of competitive products of comparable quality. The Company is able to offer its watches at a reasonable price point by manufacturing them principally in the Far East at lower cost than comparable quality watches manufactured in Switzerland. In addition, the Company is able to offer its accessories at reasonable prices because of its close relationships with manufacturers in the Far East. Unlike certain of its principal competitors, the Company does not pay royalties on most of its products, which the Company believes allows it to enjoy certain cost advantages that enhance its ability to achieve attractive profit margins.

o CAPTIVE SUPPLIERS. The Company owns a majority interest in a number of watch assemblers with locations in Hong Kong and China. In addition, the Company maintains close relationships with accessory manufacturers in the Far East. The Company believes these relationships create a significant competitive advantage as they allow the Company to produce quality products, reduce the delivery time to market and improve overall operating margins.

o ACTIVELY MANAGE RETAIL SALES. The Company manages the retail sales process by monitoring customer sales and inventory levels by product category and style, primarily through EDI, and by assisting retailers in the conception, development and implementation of their marketing programs. As a result, the Company believes it enjoys close relationships with its principal retailers, often allowing it to influence the mix, quantity and timing of customer purchasing decisions.

o CENTRALIZED DISTRIBUTION. The Company distributes substantially all of its products sold in the United States and certain of its products sold in international markets from its warehouse and distribution center in Richardson, Texas. The Company also distributes its products to international markets from warehouse and distribution centers located in Germany, Italy, Hong Kong, the United Kingdom, Spain and Japan. The Company believes its centralized distribution capabilities enable it to reduce inventory risk, increase flexibility in meeting the delivery requirements of its customers and maintain significant cost advantages as compared to its competitors.

GROWTH STRATEGY

o INTRODUCE NEW PRODUCTS AND BRANDS. The Company continually introduces new products within its existing brands and through license agreements and brand extensions to attract a wide range of consumers with differing tastes and lifestyles. For example, the Company currently offers a full line of watch and accessory products under its FOSSIL and RELIC brands, as well as watches under the EMPORIO ARMANI, DKNY and DIESEL brand names pursuant to license agreements. The Company also leverages its brand recognition and its design and marketing expertise to expand the scope of its product offerings through the selective licensing of new product categories that complement its existing products. For example, the Company entered into a license agreement with Safilo Group to offer FOSSIL optical frames in the United States and Canada and optical frames and sunglasses in Italy.

o EXPAND INTERNATIONAL BUSINESS. The Company has increased FOSSIL brand advertising internationally to accelerate brand recognition. The Company has also purchased former distributors and entered into joint venture relationships to gain increased control over the brand and instilled global-wide marketing efforts. The Company continues to introduce its licensed-brand products into international markets, open FOSSIL stores and develop new product lines.

o EXPAND RETAIL LOCATIONS. The Company is currently expanding its Company-owned FOSSIL retail and outlet locations to further strengthen its brand image. The Company currently operates 73 retail and outlet stores and plans to open in the United States an additional seven retail stores and four outlet stores in 2001. In 2000, the Company began offering FOSSIL brand apparel products at 14 Company-owned FOSSIL retail stores in the United States. The Company intends to continue to offer its watch and accessory products through additional independently-owned, authorized FOSSIL retail stores in airports, on cruise ships and in international markets.

o LEVERAGE INFRASTRUCTURE. The Company believes it has the design, marketing, manufacturing and distribution infrastructure in place to allow it to manage and grow its businesses. The Company continues to develop additional products and brands and seeks additional businesses and products to complement its existing business allowing it to leverage its existing infrastructure.

PRODUCTS

         The Company designs, develops, markets and distributes fashion watches and accessories, including sunglasses, small leather goods, belts and handbags, principally under the FOSSIL and RELIC brand names and FOSSIL brand apparel and watches bearing the brand names of certain internationally known fashion designers pursuant to license agreements.

WATCH PRODUCTS

         The Company introduced FOSSIL watches, its flagship product, in 1986 and RELIC watches in 1990. Since 1986, the Company has also contracted with retailers and other customers for the manufacture of watches primarily for sale under private labels. Sales of the Company's watches for fiscal years 2000, 1999 and 1998 accounted for approximately 71.7%, 76.5%, and 75.5%, respectively, of the Company's gross sales.

         The following table sets forth certain information with respect to the Company's FOSSIL and RELIC watches:


                                                         SUGGESTED PRICE                            DISTRIBUTION
        WATCH BRAND             PRODUCT CATEGORIES         POINT RANGE     AVERAGE PRICE              CHANNELS
        -----------             ------------------       ---------------   -------------              --------

        FOSSIL             FOSSIL BLUE, F2, BIG TIC,        $45 - 165           $69        Major dept. stores (Dayton
                           DEFENDER, ARKITEKT (formerly                                    Hudson Corp., Dillard's,
                           Steel),  Limited Edition and                                    Federated/Macy's, May Dept.
                           Vintage                                                         Stores, Nordstrom, Inc. and
                                                                                           Saks), specialty retailers,
                                                                                           Internet, and Company-owned
                                                                                           stores

        RELIC              RELIC Wet, RELIC                 $35 - 125           $59        Major retailers (JCPenney,
                           Adjust-A-Link, RELIC                                            Kohl's Department Stores,
                           Stainless Steel, Metal,                                         Inc., and Sears)
                           Sport, Novelty, Pendant and
                           Pocket

         The Company has entered into multi-year, worldwide license agreements for the manufacture, distribution and sale of watches bearing the brand names of certain internationally known fashion designers. The following table sets forth certain information with respect to the Company's licensed watch products:


                                               SUGGESTED PRICE    AVERAGE                        DISTRIBUTION
         BRAND(S)               PRODUCTS         POINT RANGE       PRICE       TERRITORY          CHANNEL(S)
         --------               --------         -----------       -----       ---------          ----------
  EMPORIO ARMANI           Wrist watches and      $125 - 395        $195       Worldwide    Major department
                           bands,  pocket                                                   stores, specialty
                           watches                                                          retailers, jewelry
                                                                                            stores and Emporio
                                                                                            Armani Boutiques

  DKNY, DKNY Active,       Men's, women's         $75 - 195         $107       Worldwide    Better department
  DKNY Jeans & DONNA       and children's                                                   stores, specialty
  KARAN NEW YORK           watches                                                          retailers, and Donna
                                                                                            Karan Retail Stores

  DIESEL                   Wrist watches and      $75 - 320         $100       Worldwide    Better department
                           straps and table,                                                stores, specialty
                           alarm, and wall                                                  retailers, and Diesel
                           clocks                                                           Retail Stores


         PRIVATE LABEL, PREMIUM AND LICENSED PRODUCTS. The Company designs, markets and arranges for the manufacture of watches on behalf of certain retailers, entertainment companies, theme restaurants and other corporate customers such as Eddie Bauer, Warner Bros. and Disney, as private label products or as premium and incentive items for use in various corporate events. Under this arrangement, the Company performs design and product development functions as well as acts as a sourcing agent for its customers by contracting for the manufacture of watches, managing the manufacturing process, inspecting the finished watches, purchasing the watches and arranging for their shipment to the United States. Participation in the private label and premium businesses provides the Company with certain advantages, including increased manufacturing volume, which may reduce the costs of manufacturing the Company's other watch products, and the strengthening of business relationships with its manufacturing sources. These lines provide income to the Company with reduced inventory risks and certain other carrying costs. The Company has also entered into a number of license agreements for the sale of collectible watches. Under these agreements, the Company designs, manufactures and markets the goods bearing the trademarks, trade names and logos of various entities through major department stores within the Company's channels of distribution, including Pink Panther, Felix the Cat and I Love Lucy.

FASHION ACCESSORIES

         In order to leverage the Company's design and marketing expertise and its close relationships with its principal retail customers, the Company has developed a line of fashion accessories, including handbags, and men's and women's belts, small leather goods and sunglasses. The Company's handbags are made of a variety of fine leathers and other materials that emphasize classic styles and incorporate a variety of creative designs. The sunglass line features optical quality lenses in both plastic and metal frames, with classic and fashion styling similar to other FOSSIL products. The Company's small leather goods are made of fine leathers and include items such as mini-bags, coin purses, key chains and wallets. The Company currently sells its fashion accessories through a number of its existing major department store and specialty retail store customers. The Company generally markets its fashion accessory lines through the same distribution channels as its watch business, using similar in-store presentations, graphics and packaging. These fashion accessories are typically sold in locations adjacent to watch departments, which may lead to purchases by persons who are familiar with the Company's watches. Sales of the Company's accessory lines for fiscal years 2000, 1999 and 1998 accounted for approximately 24.1%, 22.5% and 23.5%, respectively of the Company's gross sales.

         The following table sets forth certain information with respect to the Company's fashion accessories:


                                                     SUGGESTED PRICE
BRAND                     ACCESSORY CATEGORY           POINT RANGE        AVERAGE PRICE      DISTRIBUTION CHANNEL
-----                     ------------------           -----------        -------------      --------------------
FOSSIL              Sunglasses                          $25 - 65              $ 35          Major dept. stores
                                                                                            (Dayton Hudson
                    Handbags                            $35 - 148             $100          Corp., Dillard's,
                                                                                            Federated/Macy's,
                    Small Leather Goods                 $14 - 48              $ 32          May Dept. Stores,
                                                                                            Nordstrom, Inc. and
                    Belts                               $22 - 38              $ 28          Saks) and specialty
                                                                                            retailers

RELIC               Sunglasses                          $20                   $ 20          Major retailers
                                                                                            (Fred Meyer,
                    Handbags                            $26 - 36              $ 32          JCPenney, Kohl's
                                                                                            Department Stores,
                    Small Leather Goods                 $12 - 28              $ 20          Inc. and Sears)

                    Belts                               $12 - 20              $ 16

APPAREL

         In July 2000, the Company introduced a collection of FOSSIL brand casual apparel and jeans. The casual wear collection is designed for both men and women. The products' unique retro-Americana packaging captures the energy and spirit of the FOSSIL brand. The FOSSIL apparel collection is offered through approximately 14 Company-owned retail store locations in leading malls and retail locations in the United States. The line is also available at the Company's web site www.fossil.com.


                                                     SUGGESTED PRICE
BRAND               APPAREL LINES                      POINT RANGE        AVERAGE PRICE      DISTRIBUTION CHANNEL
-----               -------------                      -----------        -------------      --------------------
FOSSIL              Outerwear                           $36 - 248              $50          FOSSIL jeans wear
                                                                                            stores and Internet
                    Men's Tops                          $12 - 48               $32

                    Men's Bottoms                       $32 - 44               $40

                    Women's Tops                        $16 - 38               $28

                    Women's Bottoms                     $32 - 138              $40

                    T-shirts                            $16 - 44               $18

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

         FUTURE PRODUCTS. The Company continually evaluates opportunities to expand its product offerings in the future to include other lines that would complement its existing product.

DESIGN AND DEVELOPMENT

         The Company's watch, accessory and apparel products are created and developed by its in-house design staff in cooperation with various outside sources, including its manufacturing sources and component suppliers. Product design ideas are drawn from various sources and are reviewed and modified by the design staff to ensure consistency with the Company's existing product offerings and the themes and images that it associates with its products. Senior management is actively involved in the design process.

         In order to respond effectively to changing consumer preferences, the Company attempts to stay abreast of emerging lifestyle and fashion trends affecting accessories and apparel. In addition, the Company attempts to take advantage of the constant flow of information from the Company's customers regarding the retail performance of its products. The Company reviews weekly sales reports provided by a substantial number of the Company's customers containing information with respect to sales and inventories by product category and style. Once a trend in the retail performance of a product category or style has been identified, the design and marketing staffs review their product design decisions to ensure that key features of successful products are incorporated into future designs. Other factors having an influence on the design process include the availability of components, the capabilities of the factories that will manufacture the products and the anticipated retail prices and profit margins for the products.

         The Company differentiates its products from those of its competitors principally by incorporating into its product designs innovations in fashion details, including variations in the treatment of dials, crystals, cases, straps and bracelets for the Company's watches, and details and treatments in its other accessories, and through unique product packaging for its apparel products. In certain instances, the Company believes that such innovations have allowed it to achieve significant improvements in consumer acceptance of its product offerings with only nominal increases in manufacturing costs. The Company believes that the substantial experience of its design staff will assist it in maintaining its current leadership position in watch design and in expanding the scope of its product offerings.

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

         The Company advertises, markets and promotes its products to consumers through a variety of media, including catalog inserts, billboards, print media and the Internet. The Company has advertised from time to time with billboards and other outdoor advertisements including bus panels in major metropolitan areas. The Company periodically advertises the RELIC brand in certain national fashion and consumer magazines such as TEEN, TWIST, MH18 AND MARIE CLAIRE. The Company also periodically advertises in trade publications such as WOMEN'S WEAR DAILY and DAILY NEWS RECORD.

SALES AND CUSTOMERS

         The Company sells its products in approximately 17,000 retail locations in the United States through a diversified distribution network that includes approximately 5,000 department store doors, such as Federated/Macy's, May Department Stores and Dillard's for its FOSSIL brand and JCPenney and Sears for its RELIC brand, as well as approximately 12,000 specialty retail locations. The Company also sells its watch and accessory products at Company-owned FOSSIL retail stores located at retail sites in the United States and sells certain of its products at Company-owned FOSSIL outlet stores located at major outlet malls throughout the United States. The Company's apparel products are sold through FOSSIL jeans wear stores and through the Company's website. The Company also sells its products at retail locations in major airports in the United States, on cruise ships and in independently-owned, authorized FOSSIL retail stores and kiosks in certain international markets. The Company generally does not have long-term contracts with any of its retail customers. All transactions between the Company and its retail customers are conducted on the basis of purchase orders, which generally require payment of amounts due to the Company on a net 30-day basis.

         DEPARTMENT STORES. For fiscal years 2000, 1999 and 1998, domestic department stores accounted for approximately 59.8%, 58.8%, and 60.8% of the Company's net sales, respectively. In addition, in the same periods, the Company's 10 largest customers represented approximately 40%, 41%, and 47% of net sales, respectively. No customer accounted for more than 10% of the Company's net sales in fiscal years 2000, 1999 and 1998. Certain of the Company's customers are under common ownership. Sales to the department store group under common ownership by Federated Department Stores accounted for approximately 8.0%, 9.0%, and 10.0% of the Company's net sales in fiscal years 2000, 1999 and 1998, respectively. No other customer, when considered as a group under common ownership, accounted for more than 10% of the Company's net sales in fiscal years 2000, 1999 and 1998.

         INTERNATIONAL SALES. The Company's products are sold to department stores and specialty retail stores in over 80 countries worldwide through Company-owned foreign sales subsidiaries and through a network of approximately 47 independent distributors. The Company's foreign operations include a presence in Europe, South and Central America, the Caribbean, Canada, the Far East, Australia and the Middle East. Foreign distributors generally purchase products at uniform prices established by the Company for all international sales and resell them to department stores and specialty retail stores. The Company generally receives payment from its foreign distributors in United States currency. During the fiscal years 2000, 1999 and 1998, international and export sales accounted for approximately 30%, 31%, and 29% of net sales, respectively.

         COMPANY-OWNED FOSSIL STORES. In 1995, the Company commenced operations of FOSSIL outlet stores at selected major outlet malls throughout the United States. The Company operated 39 outlet stores at the end of fiscal year 2000. These stores, which operate under the FOSSIL name, enable the Company to liquidate excess inventory and increase brand awareness. The Company's products in such stores are generally sold at discounts from 25% to 50% off the suggested retail price. The Company intends to open four additional outlet stores in 2001.

         In 1996, the Company commenced operations of full priced FOSSIL retail stores at some of the most prestigious retail malls in the United States in order to broaden the recognition of the FOSSIL brand name. The Company currently operates 32 retail stores in leading malls and retail locations throughout the United States and two in the United Kingdom. These stores, which operate under the FOSSIL name, carry a full assortment of FOSSIL merchandise which is generally sold at the suggested retail price. The Company intends to open two additional retail stores in 2001 offering accessories only. During the fiscal years 2000, 1999 and 1998, Company Store sales accounted for approximately 10%, 9%, and 9% of net sales, respectively.

         In 2000, the Company began offering FOSSIL brand apparel through specially designed Company-owned apparel stores. The Company currently operates 14 FOSSIL jeans wear stores in leading malls and retail locations throughout the United States. The Company's apparel stores carry the full apparel line along with an assortment of certain FOSSIL watch and accessory products. The Company intends to open five additional apparel stores in 2001.

         INTERNET SALES. In November 1996, the Company established a website at www.fossil.com. In September 1999, the Company's website was redesigned with a stronger emphasis on retail sales and order fulfillment. The Company offers selected FOSSIL brand watches, sunglassses, leather goods, apparel and other related products. These products are also available to consumers through "storefronts" on America Online, Microsoft Network and Yahoo that are connected to the Company's website. In addition to offering selected FOSSIL products, the Company also provides Company news and information on the website. During 2000, the Company launched a business-to-business site that allows the Company's specialty retail accounts access to real-time inventory, account information and automated order processing.

         SALES PERSONNEL. The Company utilizes an in-house sales staff and, to a lesser extent, independent sales representatives to promote the sale of the Company's products to retail accounts. As of the end of fiscal year 2000, the Company had 86 in-house sales and customer service employees and 16 independent sales representatives. The Company's in-house sales personnel receive a salary and, in some cases, a commission based on a percentage of gross sales attributable to specified accounts. Independent sales representatives generally do not sell competing product lines and are under contracts with the Company that are generally terminable by either party upon 30 days' prior notice. These independent contractors are compensated on a commission basis.

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

         The Company believes that its sales approach achieves high retail turnover in its products, which can result in attractive profit margins for its retail customers. The Company believes that the resulting profit margins for its retail customers encourage them to devote greater selling space to its products within their stores and enable the Company to work closely with buyers in determining the mix of products any store should carry. In addition, the Company believes that the buyers' familiarity with the Company's sales approach has and should continue to facilitate the introduction of new products through its existing distribution network.

         The Company permits the return of damaged or defective products. In addition, although it has no obligation to do so, the Company accepts limited amounts of product returns from its customers in certain other instances. Accordingly, the Company provides allowances for the estimated amount of product returns. The allowances for product returns as of the end of fiscal years 2000, 1999 and 1998 were $21.2 million, $17.7 million, and $14.0 million respectively. Since 1990, the Company has not experienced any returns in excess of the aggregate allowances therefor.

BACKLOG

         It is the practice of a substantial number of the Company's customers not to confirm orders by delivering a formal purchase order until a relatively short time prior to the shipment of goods. As a result, the amount of unfilled customer orders includes confirmed orders and orders that the Company believes will be confirmed by delivery of a formal purchase order. A majority of such amounts represent orders that have been confirmed. The remainder of such amounts represent orders that the Company believes, based on industry practice and prior experience, will be confirmed in the ordinary course of business. The Company's backlog at a particular time is affected by a number of factors, including seasonality and the scheduling of the manufacture and shipment of products. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. For fiscal year 2000, the Company had unfilled customer orders of approximately $63.5 million compared to $41.4 million and $22.2 million for fiscal years 1999 and 1998, respectively.

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

         The principal components used in the manufacture of the Company's watches are cases, crystals, dials, movements, bracelets and straps. These components are obtained by the Company's manufacturing sources from a large number of suppliers located principally in Hong Kong, Japan, China, Taiwan, Italy and Korea. The Company estimates that the majority of the movements used in the manufacture of the Company's watches are supplied by two principal vendors. No other single component supplier accounted for more than 10% of component supplies in 2000. Although the Company does not normally engage in direct transactions with component suppliers, in some cases it actively reviews the performance of such suppliers and makes recommendations to its manufacturing sources regarding the sourcing of components. The Company does not believe that its business is materially dependent on any single component supplier.

         The Company believes that it has established and maintains close relationships with a number of watch manufacturers located in Hong Kong and Japan. In 2000, four separate watch manufacturers in which the Company holds a majority interest, each accounted for 10% or more of the Company's watch supplies. The loss of any one of these manufacturers could temporarily disrupt shipments of certain of the Company's watches. However, as a result of the number of suppliers from which the Company purchases its watches, the Company believes that it could arrange for the shipment of goods from alternative sources within approximately 30 days on terms that are not materially different from those currently available to the Company. Accordingly, the Company does not believe that the loss of any single supplier would have a material adverse effect on the Company's business. In general, however, the future success of the Company will depend upon its ability to maintain close relationships with its current suppliers and to develop long-term relationships with other suppliers that satisfy the Company's requirements for price and production flexibility.

         The Company's products are manufactured according to plans that reflect management's estimates of product performance based on recent sales results, current economic conditions and prior experience with manufacturing sources. The average lead time from the commitment to purchase products through the production and shipment thereof ranges from two to three months in the case of watches, from three to six months in the case of sunglasses, from three to four months in the case of leather goods and from two to four months for apparel items. The Company believes that the close relationships that it has established and maintains with its principal manufacturing sources constitute a significant competitive advantage and allow it to quickly and efficiently introduce innovative product designs and alter production in response to the retail performance of its products.

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

DISTRIBUTION

         Upon completion of manufacturing, the Company's products are shipped to its warehousing and distribution centers in Richardson, Texas; Italy; Japan; Hong Kong; the United Kingdom and Germany from which they are shipped to customers in selected markets. Since July 1997, the Company has owned and operated a warehouse and distribution facility in Richardson, Texas, adjacent to the Company's headquarters, to maximize the Company's inventory management and distribution capabilities. The Company also leases a warehouse and distribution center in Garland, Texas. The Company is planning to acquire a 500,000 square foot warehouse and distribution facitlity in the Dallas, Texas area that will allow it to centralize the facilities currently being utilized for such purposes. This facility is scheduled for completion in late 2001 or early 2002.

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

WARRANTY AND REPAIR

         The Company's FOSSIL watch products are covered by a limited warranty against defects in materials or workmanship for a period of 11 years from the date of purchase. The Company's RELIC watch products are covered by a comparable 12 year warranty. The Company's licensed watch products generally are covered by one (1) year limited warranty. The Company's sunglass line is covered by a one
(1) year limited warranty against defects in materials or workmanship. Defective products returned by consumers are processed at the Company's warehousing and distribution centers. In most cases, defective products under warranty are repaired by the Company's personnel. Products under warranty that cannot be repaired in a cost-effective manner are replaced by the Company at no cost to the customer. The Company also performs watch repair services on behalf of certain of its private label customers.

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

INTELLECTUAL PROPERTY

         TRADEMARKS. The Company has registered the FOSSIL and RELIC trademarks for use on the Company's watches, leather goods, apparel and other fashion accessories. The Company has also registered or applied for the registration of certain other marks used by the Company in conjunction with the sale and marketing of its products and services. In addition, the Company has registered certain of its trademarks, including FOSSIL and RELIC, in certain foreign countries, including a number of countries located in Europe, the Far East, the Middle East, South America and Central America. The Company also has certain trade dress rights in, and has registered, the distinctive rectangular tins in which the Company packages certain of its FOSSIL watch products.

         PATENTS. The Company has been granted, and has pending, various United States and international design and utility patents related to its BIG TIC watch line. The Company also has been granted, and has pending, various United States patents related to certain of its other products.

         The Company regards its trademarks, trade dress and patents as valuable assets and believes that they have significant value in the marketing of its products. The Company intends to protect its intellectual property rights vigorously against infringement.

COMPETITION

         There is intense competition in each of the businesses in which the Company competes. The Company's watch business competes with a number of established manufacturers, importers and distributors such as Guess? Anne Klein II, Kenneth Cole and Swatch. In addition, the Company's leather goods, sunglass and apparel businesses compete with a large number of established companies that have significantly greater experience than the Company in designing, developing, marketing and distributing such products. In all of its businesses, the Company competes with numerous manufacturers, importers and distributors who have significantly greater financial, distribution, advertising and marketing resources than the Company. The Company's competitors include distributors that import watches, accessories and apparel from abroad, domestic companies that have established foreign manufacturing relationships and companies that produce accessories and apparel domestically.

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

EMPLOYEES

         As of the end of fiscal year 2000, the Company (excluding the Company's foreign subsidiaries) had 2,044 full-time employees, including 214 in executive or managerial positions and the balance in design, advertising, sales, quality control, distribution, clerical and other office positions. As of the end of fiscal year 2000, the Company's foreign operating subsidiaries had 398 full-time employees, including 49 in managerial positions.

         The Company has not entered into any collective bargaining agreements with its employees. The Company believes that its relations with its employees are generally good.

ITEM 2.  PROPERTIES

         COMPANY FACILITIES. As of the end of fiscal year 2000, the Company owned or leased the following facilities in connection with its domestic and international operations:


LOCATION                       USE                                     SQUARE FOOTAGE    OWNED/LEASED
--------                       ---                                     --------------    ------------
Richardson, Texas              Corporate headquarters                      177,000       Owned
Richardson, Texas              Warehouse, distribution and general         138,000       Owned
                               office
Garland, Texas                 Warehouse and distribution                  117,328       Lease expiring in 2001
Hong Kong                      Office, warehouse and assembly factory       37,600       Lease expiring in 2001
Erlstatt, Germany              Office, warehouse and distribution           12,000       Lease expiring in 2002
Milton Keynes, England         Office, warehouse and distribution            8,250       Lease expiring in 2002
Tokyo, Japan                   Office, warehouse and distribution            2,800       Lease expiring in 2002
Vicenza, Italy                 Office, warehouse and distribution            3,100       Lease expiring in 2004
New York, New York             General office and showroom                  13,596       Lease expiring in 2006
Atlanta, Georgia               General office and showroom                   1,380       Lease expiring in 2003
Chicago, Illinois              General office and showroom                   2,980       Lease expiring in 2001
Los Angeles, California        General office and showroom                   1,934       Lease expiring in 2005

         The Company's Richardson, Texas facilities are located on approximately 20 acres of land. The Company owns both facilities and the land on which each is located.

         RETAIL STORE FACILITIES. As of the end of fiscal year 2000, the Company had entered into 37 lease agreements for retail space at prime locations in the United States for the sale of its full assortment of products. The leases, including renewal options, expire at various times from 2004 to 2011 and provide for minimum annual rentals above specified net sales amounts and for the payment of additional rent based on a percentage of sales ranging from 6% to 9%. The Company is also required to pay its pro rata share of the common area maintenance costs at each retail mall, including, real estate taxes, insurance, maintenance expenses and utilities.

         OUTLET STORE FACILITIES. The Company also leases retail space at selected outlet centers throughout the United States for the sale of its products. As of the end of fiscal year 2000, the Company had entered into 41 such leases. The leases, including renewal options, expire at various times from 2001 to 2013, and provide for minimum annual rentals and for the payment of additional rent based on a percentage of sales above specified net sales amounts ranging from 4% to 6%. The Company is also required to pay its pro rata share of the common area maintenance costs at each outlet center, including, real estate taxes, insurance, maintenance expenses and utilities.

         The Company believes that its existing facilities are well maintained and in good operating condition. The Company is planning to acquire a 500,000 square foot warehouse and distribution facitlity in the Dallas, Texas area that will allow it to centralize the facilities currently being utilized for such purposes. This facility is scheduled for completion in late 2001 or early 2002.

ITEM 3.  LEGAL PROCEEDINGS

         There are no legal proceedings to which the Company is a party or to which its properties are subject, other than routine litigation incident to the Company's business which is not material to the Company's consolidated financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the stockholders of the Company during the fourth quarter of fiscal year 2000.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Company's Common Stock is listed on the Nasdaq National Market under the symbol "FOSL." Quotation of the Company's Common Stock began on the Nasdaq National Market on April 8, 1993.

         The following table sets forth the range of quarterly high and low sales prices per share of the Company's Common Stock on the Nasdaq National Market for the fiscal years ended December 30, 2000 and January 1, 2000. Such prices have been adjusted to reflect a three-for-two stock split (the "3 for 2 Stock Split") of the Company's Common Stock effected as a fifty percent (50%) stock dividend declared on July 21, 1999, paid on August 17, 1999 to all stockholders of record on August 3, 1999.


                                                            HIGH          LOW
                                                            ----          ---
Fiscal year beginning January 2, 2000:
     First Quarter                                        $26.750       $15.813
     Second Quarter                                        25.125        16.625
     Third Quarter                                         20.500        11.563
     Fourth Quarter                                        16.438        10.500

Fiscal year beginning January 3, 1999:

     First Quarter                                        $23.667       $17.833
     Second Quarter                                        33.583        17.250
     Third Quarter                                         36.583        26.333
     Fourth Quarter                                        30.625        18.750

         As of March 29, 2001, the Company estimates that there were approximately 4,250 beneficial owners of the Company's Common Stock, represented by approximately 136 holders of record.

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

ITEM 6.  SELECTED FINANCIAL DATA

         The information appearing under "Financial Highlights" beginning on page 5 of the Fossil, Inc. 2000 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information appearing under "Management's Discussion and Analysis " beginning on page 11 of the Fossil, Inc. 2000 Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information appearing under "Management's Discussion and Analysis" and "Financial Information" beginning on pages 11 and 24, respectively, of the Fossil, Inc. 2000 Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         The information appearing under "Financial Information" beginning on page 24 of the Fossil, Inc. 2000 Annual Report is incorporated herein by reference.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

         (a)  Documents filed as part of Report.

         1.  FINANCIAL STATEMENTS:

         The Financial Statements appearing under "Financial Information" beginning on page 24 of the Fossil, Inc. 2000 Annual Report are incorporated herein by reference.

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

3.5 Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to Exhibit
         3.1 of the Company's Report on Form 10-Q for the quarterly period ended July 1, 2000).

3.6 Amended and Restated Bylaws of Fossil, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Report on Form 10-Q for the quarterly period ended September 30, 2000).

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

10.31 First Amendment to Fourth Amended and Restated Loan Agreement dated June 27, 2000 by and among Wells Fargo Bank Texas, National Association, a national banking association formerly known as Wells Fargo Bank (Texas), National Association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc. and Fossil Stores II, Inc. (without exhibits) (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the quarterly period ended July 1, 2000).

10.32 Joint Venture Agreement by and between Sucesores de A. Cadarso and Fossil Europe B.V., dated as of July 27, 2000 (without exhibits) (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the quarterly period ended September 30, 2000).

13(1)    Fossil, Inc. 2000 Annual Report to Stockholders.

21.1(1)  Subsidiaries of Fossil, Inc.

23.1(1)  Consent of Independent Auditors.

----------
(1)      Filed herewith.
(2)      Management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K

         The Company did not file any report on Form 8-K during the last quarter of the period covered by this Report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Richardson, State of Texas, on March 30, 2001.

                                  FOSSIL, INC.



                                  /s/ Kosta Kartsotis
                                  --------------------------------------------
                                  KOSTA KARTSOTIS, PRESIDENT, CHIEF
                                  EXECUTIVE OFFICER AND DIRECTOR

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                            CAPACITY                           DATE


/s/ Tom Kartsotis                         Chairman of the Board and Director          March 30, 2001
----------------------------------        (Principal Executive Officer)
TOM KARTSOTIS

/s/ Kosta N. Kartsotis                    President, Chief Executive Officer          March 30, 2001
----------------------------------        and Director
KOSTA N. KARTSOTIS

/s/ Mike Kovar                            Senior Vice President and Chief             March 30, 2001
----------------------------------        Financial Officer (Principal Financial
MIKE KOVAR                                and Accounting Officer)

/s/ Michael W. Barnes                     President, International and Special        March 30, 2001
----------------------------------        Markets Division and Director
MICHAEL W. BARNES

/s/ Richard H. Gundy                      President, FOSSIL Watches and Stores        March 30, 2001
----------------------------------        Division and Director
RICHARD H. GUNDY

/a/ Jal S. Shroff                         Director                                    March 30, 2001
----------------------------------
JAL S. SHROFF

/s/ Kenneth W. Anderson                   Director                                    March 30, 2001
----------------------------------
KENNETH W. ANDERSON

/s/ Alan J. Gold                          Director                                    March 30, 2001
----------------------------------
ALAN J. GOLD

/s/ Michael Steinberg                     Director                                    March 30, 2001
----------------------------------
MICHAEL STEINBERG

/s/ Donald J. Stone                       Director                                    March 30, 2001
----------------------------------
DONALD J. STONE

/s/ Junichi Hattori                       Director                                    March 30, 2001
----------------------------------
JUNICH HATTORI

INDEPENDENT AUDITORS' REPORT

To the Directors of Fossil, Inc.:

We have audited the consolidated financial statements of Fossil, Inc. and subsidiaries as of December 30, 2000 and January 1, 2000 and for each of the three years in the period ended December 30, 2000, and have issued our report thereon dated February 19, 2001, which report expressed an unqualified opinion; such consolidated financial statements and report are included in your 2000 Annual Report to Stockholders and are incorporated herein by reference. Our audit also included the consolidated financial statement schedule of Fossil, Inc. and subsidiaries listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Deloitte & Touche LLP
Dallas, Texas
February 19, 2001

                                                                     SCHEDULE II

                          FOSSIL, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

                        Fiscal Years 1998, 1999, and 2000
                                 (in thousands)


                                                     Additions
                                                     ---------
                                                      Charged      Deductions
                                        Balance at  (Credited) to  ----------      Balance at
                                       Beginning of   Cost and     Actual Returns    End
Classification                           Period       Expenses     or Writeoffs    of Period
--------------                         ------------ -------------  --------------  ----------

Fiscal Year 1998:

   Accounts receivable allowances:

      Sales returns                        10,576       22,967      (19,577)      13,966

      Bad debts                             4,700        4,005       (1,841)       6,864

      Cash discounts                          189          249         (210)         228

   Inventory in transit for estimated
     customer returns                      (5,695)     (12,595)      10,805       (7,485)



Fiscal Year 1999:

   Accounts receivable allowances:

      Sales returns                        13,966       23,667      (19,933)      17,700

      Bad debts                             6,864        2,573       (1,480)       7,957

      Cash discounts                          228          219         (274)         173

   Inventory in transit for estimated
     customer returns                      (7,485)     (10,732)       8,754       (9,463)



Fiscal Year 2000:

   Accounts receivable allowances:

      Sales returns                        17,700       26,513      (22,966)      21,247

      Bad debts                             7,957        3,005       (1,481)       9,481

      Cash discounts                          173          170         (159)         184

   Inventory in transit for estimated
     customer returns                      (9,463)     (14,415)      11,609      (12,269)

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

3.5 Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to Exhibit
         3.1 of the Company's Report on Form 10-Q for the quarterly period ended July 1, 2000).

3.6 Amended and Restated Bylaws of Fossil, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Report on Form 10-Q for the quarterly period ended September 30, 2000).

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

EXHIBIT
NUMBER                        DESCRIPTION


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

EXHIBIT
NUMBER                        DESCRIPTION


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

10.31 First Amendment to Fourth Amended and Restated Loan Agreement dated June 27, 2000 by and among Wells Fargo Bank Texas, National Association, a national banking association formerly known as Wells Fargo Bank (Texas), National Association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc. and Fossil Stores II, Inc. (without exhibits) (incorporated by reference to

EXHIBIT
NUMBER                        DESCRIPTION


         Exhibit 10.1 of the Company's Report on Form 10-Q for the quarterly period ended July 1, 2000).

10.32 Joint Venture Agreement by and between Sucesores de A. Cadarso and Fossil Europe B.V., dated as of July 27, 2000 (without exhibits) (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the quarterly period ended September 30, 2000).

13(1)    Fossil, Inc. 2000 Annual Report to Stockholders.

21.1(1)  Subsidiaries of Fossil, Inc.

23.1(1)  Consent of Independent Auditors.

----------
(1)      Filed herewith.
(2)      Management contract or compensatory plan or arrangement.