Form 10-Q
period 2001-04-07
FOSSIL INC
filed 2001-05-22
CIK 883569

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

        (Mark One)
           [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: April 7, 2001

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

     The number of shares of Registrant's common stock, outstanding as of May 18, 2001: 29,992,668


                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          FOSSIL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                            April 7,              December 30,
                                                                               2001                   2000
                                                                           (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                $  84,683              $  79,501
   Short-term marketable investments                                            5,262                 11,312
   Accounts receivable - net                                                   58,978                 62,876
   Inventories                                                                 88,579                 81,118
   Deferred income tax benefits                                                 7,458                  7,779
   Prepaid expenses and other current assets                                    9,852                 10,245
                                                                            ---------              ---------
      Total current assets                                                    254,812                252,831

Investments in joint ventures                                                   6,195                  5,935
Property, plant and equipment - net                                            43,416                 42,252
Intangible and other assets - net                                               6,798                  6,573
                                                                            ---------              ---------
                                                                            $ 311,221              $ 307,591
                                                                            =========              =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                            $   4,734              $   5,107
   Accounts payable                                                            18,185                 18,325
   Accrued expenses:
       Co-op advertising                                                       11,704                 14,320
       Compensation                                                             4,660                  6,179
       Other                                                                   16,739                 19,145
   Income taxes payable                                                        25,008                 19,964
                                                                            ---------              ---------

       Total current liabilities                                               81,030                 83,040

Minority interest in subsidiaries                                               3,723                  3,852
Stockholders' equity:
   Common stock, 29,971,280 and 30,136,824 shares
       issued and outstanding, respectively                                       300                    301
   Additional paid-in capital                                                  11,141                 14,214
   Retained earnings                                                          218,430                208,429
   Accumulated other comprehensive loss                                        (3,403)                (2,245)
                                                                            ---------              ---------


            Total stockholders' equity                                        226,468                220,699
                                                                            ---------              ---------

                                                                            $ 311,221              $ 307,591
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


                          FOSSIL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                    UNAUDITED
                    (In thousands, except per share amounts)


                                                                            For the 14              For the 13
                                                                           Weeks Ended              Weeks Ended
                                                                             April 7,                April 1,
                                                                               2001                    2000
                                                                               ----                    ----
Net sales                                                                   $ 121,105               $ 103,569
Cost of sales                                                                  61,370                  49,910
                                                                            ---------               ---------
   Gross profit                                                                59,735                  53,659

Operating expenses:
   Selling and distribution                                                    32,582                  24,183
   General and administrative                                                  10,812                   8,317
                                                                            ---------               ---------
      Total operating expenses                                                 43,394                  32,500
                                                                            ---------               ---------

Operating income                                                               16,341                  21,159
Interest expense                                                                   24                      27
Other income (expense) - net                                                      345                     273
                                                                            ---------               ---------
   Income before income taxes                                                  16,662                  21,405
Provision for income taxes                                                      6,661                   8,777
                                                                            ---------               ---------
   Net income                                                               $  10,001               $  12,628

Other comprehensive income (loss), net of taxes:
   Currency translation adjustment                                             (1,520)                 (2,029)
   Unrealized gain on  short-term investments                                      81                      77
   Forward contracts as hedge of intercompany
       foreign currency payments:
       Cumulative effect of implementing SFAS No. 133                            (400)                      -
       Change in fair values                                                      681                       -
                                                                            ---------                --------
   Total comprehensive income                                               $   8,843                $ 10,676
                                                                            =========                ========

Earnings per share:
   Basic                                                                    $    0.33                $   0.39
                                                                            =========                ========
   Diluted                                                                  $    0.32                $   0.38
                                                                            =========                ========
Weighted average common shares outstanding:
   Basic                                                                       30,134                  32,045
                                                                               ======                  ======
   Diluted                                                                     31,145                  33,208
                                                                               ======                  ======



See notes to condensed consolidated financial statements.



                          FOSSIL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (In thousands)
                                                                             For the 14 Weeks   For the 13 Weeks
                                                                                  Ended               Ended
                                                                                 April 7,           April 1,
                                                                                   2001               2000
                                                                                   ----               ----
Operating activities:
   Net income                                                                    $ 10,001            $ 12,628
   Noncash items affecting net income:
       Minority interest in subsidiaries                                              548                 421
       Equity in (income) losses of joint ventures                                    (95)                258
       Depreciation and amortization                                                2,025               1,756
       Increase in allowance for doubtful accounts                                    313                 232
       (Decrease) increase in allowance for returns -
          net of related inventory in transit                                        (779)                 81
       Deferred income tax benefits                                                   320                (106)
   Changes in operating assets and liabilities:
       Accounts receivable                                                          5,594              (7,760)
       Inventories                                                                 (8,691)             (9,295)
       Prepaid expenses and other current assets                                      395                (865)
       Accounts payable                                                            (1,352)              8,493
       Accrued expenses                                                            (6,541)            (10,187)
       Income taxes payable                                                         5,195               3,975
                                                                                 --------            --------

               Net cash from (used in) operating activities                         6,933                (369)

Investing activities:
   Additions to property, plant and equipment                                      (3,054)             (2,841)
   Sale of marketable investments                                                   6,049               6,070
   Investment in joint venture                                                       (165)                  -
   Increase in intangible and other assets                                           (313)               (254)
                                                                                 --------            --------

               Net cash from investing activities                                   2,517               2,975

Financing activities:
   Issuance of common or treasury stock for stock option exercises                    314                 383
   Acquisition and retirement of common stock                                      (3,539)                  -
   Purchase of treasury stock                                                           -                (267)
   Distribution of minority interest earnings                                        (677)               (493)
   Repayments of notes payable-banks                                                 (373)                (42)
                                                                                 --------            --------

               Net cash used in financing activities                               (4,275)               (419)

Effect of exchange rate changes on cash and cash equivalents                            7                (839)
                                                                                 --------            --------
Net increase in cash and cash equivalents                                           5,182               1,348

Cash and cash equivalents:
   Beginning of period                                                             79,501              90,908
                                                                                 --------            --------

   End of period                                                                 $ 84,683            $ 92,256
                                                                                 ========            ========

See notes to condensed consolidated financial statements.

                          FOSSIL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

1.       FINANCIAL STATEMENT POLICIES

Basis of Presentation. The condensed consolidated financial statements include the accounts of Fossil, Inc., a Delaware corporation, and its majority-owned subsidiaries (the "Company"). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company's financial position as of April 7, 2001, and the results of operations for the fourteen-week period ended April 7, 2001 and thirteen-week period ended April 1, 2000. All adjustments are of a normal, recurring nature.

These interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included in Form 10-K filed by the Company pursuant to the Securities Exchange Act of 1934 for the year ended December 30, 2000. Operating results for the fourteen-week period ended April 7, 2001 are not necessarily indicative of the results to be achieved for the full year.

Business. The Company designs, develops, markets and distributes fashion watches and other accessories, principally under the "FOSSIL" and "RELIC" brand names. The Company's products are sold primarily through department stores and other major retailers, both domestically and in over 80 countries worldwide.


2.       INVENTORIES


         Inventories consist of the following:
                                                                         April 7,           December 30,
                 (In thousands)                                           2001                2000
                                                                          ----                ----
                Components and parts                                    $  5,571           $  6,258
                Work-in-process                                            2,870              1,182
                Finished merchandise on hand                              57,920             48,113
                Merchandise at Company stores                             11,178             13,296
                Merchandise in-transit from estimated
                  customer returns                                        11,040             12,269
                                                                        --------           --------

                                                                        $ 88,579           $ 81,118
                                                                        ========           ========



3.       FOREIGN CURRENCY HEDGING INSTRUMENTS

The Company periodically enters into forward contracts principally to hedge the future payment of intercompany inventory transactions with its non-U.S. subsidiaries. At April 7, 2001, the Company had hedge contracts to sell 18.4 million Euro for approximately $17.0 million, expiring through December 2001. If the Company were to settle its Euro based contracts at that date, the net result would be a gain of approximately $281,000, net of taxes. This net unrealized gain is recognized in other comprehensive income under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In implementing SFAS No. 133 as of December 31, 2000, the Company recognized a net unrealized loss of approximately $400,000 in other comprehensive income.



4.       SEGMENT AND GEOGRAPHIC INFORMATION
           (In thousands)


                                                    For the 14 Weeks                 For the 13 Weeks
                                                   Ended April 7, 2001              Ended April 1, 2000
                                                   -------------------              -------------------

                                                                   Operating                        Operating
                                                     Net Sales       Income           Net Sales       Income
                                                     ---------     ---------          ---------     ---------
           U.S.- exclusive of   Stores:
             External customers                      $ 68,325       $ 12,941           $ 65,197       $10,409
             Intergeographic                           20,355              -             17,100             -
           Far East:
             External customers                        12,781          6,795              8,218         8,032
             Intergeographic                           44,465              -             42,700             -
           Stores                                      10,789         (3,171)             7,044          (810)
           Europe                                      27,667           (153)            21,672         4,042
           Japan                                        1,543            (71)             1,445          (514)
           Intergeographic items                      (64,820)             -            (59,807)            -
                                                     --------       --------           --------       -------
           Consolidated                              $121,105       $ 16,341           $103,569       $21,159
                                                     ========       ========           ========       =======


5.       EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS:



                                                              For the 14     For the 13
        (In thousands, except per share data)                Weeks Ended    Weeks Ended
                                                               April 7,       April 1,
                                                                 2001           2000
                                                                 ----           ----
        Basic EPS computation:
          Numerator:
             Net income                                       $ 10,001        $ 12,628
                                                              --------        --------
          Denominator:
             Weighted average common
                shares outstanding                              30,134          32,048
             Treasury stock                                          -              (3)
                                                              --------        --------
                                                                30,134          32,045
                                                              --------        --------

        Basic EPS                                             $   0.33        $   0.39
                                                              ========        ========

        Diluted EPS computation:
          Numerator:
             Net income                                       $ 10,001        $ 12,628
                                                              --------        --------
          Denominator:
             Weighted average common
                shares outstanding                              30,134          32,048
             Stock option conversion                             1,011           1,163
             Treasury stock                                          -              (3)
                                                              --------        --------
                                                                31,145          33,208
                                                              --------        --------

        Diluted EPS                                           $   0.32        $   0.38
                                                              ========        ========



6.       SUBSEQUENT EVENT

In May 2001, Fossil UK Holdings, Ltd., an indirect wholly owned subsidiary of the Company, acquired 100% of the capital stock of The Avia Watch Company Ltd. ("Avia") as well as certain trademarks utilized by Avia from Roventa-Henex S.A.

for a purchase price of approximately $5.0 million paid in cash. The purchase price is subject to an adjustment based upon certain balance sheet adjustments as of December 31, 2001. The acquisition will be recorded as a purchase and, in connection therewith, the Company will record goodwill of approximately $3.3 million.

                          FOSSIL, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of Fossil, Inc. and its majority owned subsidiaries (the "Company") for the fourteen week period ended April 7, 2001 (the "First Quarter"), as compared to the thirteen week period ended April 1, 2000 (the "Prior Year
Quarter"). This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes attached hereto.

General

The Company is a leader in the design, development, marketing and distribution of contemporary, high quality fashion watches and accessories. The FOSSIL brand name was developed by the Company to convey a distinctive fashion, quality and value message and a brand image reminiscent of "America in the 1950s" that suggests a time of fun, fashion and humor. Since its inception in 1984, the Company has grown from its original flagship FOSSIL watch product into a company offering a diversified range of accessories and apparel. The Company's current product offerings include an extensive line of fashion watches sold under the FOSSIL and RELIC brands, complementary lines of small leather goods, belts, handbags, sunglasses, jewelry and FOSSIL brand apparel. In addition to developing its own brands, the Company leverages its development and production expertise by designing and manufacturing private label and licensed products for some of the most prestigious companies in the world, including national retailers, entertainment companies and fashion designers.

The Company's products are sold primarily to department stores and specialty retail stores in over 80 countries worldwide through Company-owned foreign sales subsidiaries and through a network of 47 independent distributors. The Company's foreign operations include a presence in Asia, Australia, Canada, the Caribbean, Europe, Central and South America and the Middle East. In addition, the Company's products are offered at Company-owned retail locations throughout the United States and in independently-owned, authorized FOSSIL retail stores and kiosks located in several major airports, on cruise ships and in certain international markets. The Company's successful expansion of its product lines worldwide and leveraging of its infrastructure have contributed to its increasing net sales and operating profits.

First Quarter Highlights

o Despite an overall weakness in the Euro, net sales from the Company's European operations increased 28% over the Prior Year Quarter.

o Other international sales, which consist of export sales and sales from the Company's Far East operations, increased 48% over the Prior Year Quarter.

o Licensed watch line sales surpassed $20 million during the First Quarter, a 64% increase over the Prior Year Quarter.

o Leather product sales increased by 38% over the Prior Year Quarter as FOSSIL handbags and RELIC brand leather lines continued to gain market share.

o The Company operated 39 outlet and 34 full-price retail stores at the end of the First Quarter compared to 35 outlet and 17 full-price retail stores at the end of the Prior Year Quarter. This retail store expansion, as well as increases in same store sales, generated sales volume growth in excess of 50% for the First Quarter.

Results of Operations

The following table sets forth, for the periods indicated, (i) the percentages of the Company's net sales represented by certain line items from the Company's condensed consolidated statements of income and (ii) the percentage changes in these line items between the current period and the comparable period of the prior year.


                                         Percentage of                Percentage
                                           Net Sales                    Change
                                           ---------                    ------
                                  For the 14        For the 13       For the 14
                                 Weeks Ended       Weeks Ended       Weeks Ended
                                 -----------       -----------       -----------
                                   April 7,          April 1,         April 7,
                                     2001              2000             2001
                                     ----              ----             ----
Net sales                           100.0%            100.0%           16.9%
Cost of sales                        50.7              48.2            23.0
                                    -----             -----
Gross profit margin                  49.3              51.8            11.3
Selling and distribution
  expenses                           26.9              23.4            34.7
General and administrative
  expenses                            8.9               8.0            30.0
                                    -----             -----
Operating income                     13.5              20.4           (22.8)
Interest expense                      0.0               0.0           (10.7)
Other income
  (expense)- net                      0.3               0.3            26.4
                                    -----             -----
Income before income taxes           13.8              20.7           (22.2)
Income taxes                          5.5               8.5           (24.1)
                                    -----             -----
Net income                            8.3%             12.2%          (20.8)%
                                    =====             =====


Net Sales. The following table sets forth certain components of the Company's consolidated net sales and the percentage relationship of the components to consolidated net sales for the periods indicated (in millions, except percentage data):


                                             Amounts                          % of Total
                                             -------                          ----------
                                   For the 14       For the 13        For the 14       For the 13
                                   ----------       ----------        ----------       ----------
                                  Weeks Ended      Weeks Ended       Weeks Ended      Weeks Ended
                                  -----------      -----------       -----------      -----------
                                    April 7,         April 1,          April 7,         April 1,
                                     2001              2000             2001              2000
                                     ----              ----             ----              ----
International:
  Europe                            $ 27.7          $ 21.7                23%              21%
  Other                               14.3             9.7                12                9
                                    ------          ------               ---              ---
     Total International              42.0            31.4                35               30
                                    ------          ------               ---              ---


Domestic:
   Watch products                     38.9            41.4                32               40
   Other products                     29.4            23.8                24               23
                                    ------          ------               ---              ---
      Total                           68.3            65.2                56               63
    Stores                            10.8             7.0                 9                7
                                    ------          ------               ---              ---
      Total Domestic                  79.1            72.2                65               70
                                    ------          ------               ---              ---
Total Net Sales                     $121.1          $103.6               100%             100%
                                    ======          ======               ===              ===


The Company's net sales grew to $121.1 million in the First Quarter, a 17% increase over the Prior Year Quarter. During the First Quarter, the Company benefited greatly from its geographic and product diversification. Net sales from non-US based operations grew 34% to $42 million despite the negative impact of a weak Euro. Sales of licensed and FOSSIL brand watches primarily contributed to the international sales growth. Domestically, watch sales declined 6% as sales increases in the Company's RELIC and corporate gift programs did not fully offset declines in the Company's FOSSIL brand and private label watch brand. Other domestic product net sales grew 23% to $29.4 million. The Company's leather product group sales increased 38%, principally from continued growth in FOSSIL leather handbags and RELIC brand leather goods. Additionally, net sales from the Company's retail stores increased to $10.8 million, a 54% increase over the Prior Year Quarter, as a result of additional doors being opened in the later part of 2000 and same store sales increases of 3.5%.

Gross Profit. Gross profit margins decreased primarily as a result of the weakness of the Euro against the U.S. dollar. Since the Company's European-based operations primarily purchase products from the United States and Hong Kong, the Company's European product costs escalated approximately 16% during the First Quarter compared to the Prior Year Quarter, resulting in a 150 basis point decrease in the Company's consolidated gross margin. Additionally, the gross profit margin decrease in the First Quarter was further impacted by (i) a higher mix of leather product versus watch sales as the Company's leather products historically generate gross profit margins below the Company's consolidated gross profit margin and (ii) additional markdowns taken to clear out holiday gift packages and discontinued leather categories. These negative influences on gross margin were partially offset by higher gross profit margins resulting from a greater mix of sales from licensed watches and Company-owned retail stores, both of which historically generated margins above the Company's consolidated gross profit margin.

Operating Expenses. Operating expenses increased principally due to increased sales volume, the impact of expenses relating to twenty-one new Company-owned retail locations opened since the Prior Year Quarter and infrastructure increases added primarily in the latter half of fiscal year 2000. As a percentage of sales, operating expenses related to the retail stores are generally higher than the Company's consolidated average during the first half of the year. The Company believes the infrastructure cost increases, primarily related to personnel and distribution costs, will allow for continued development of new concepts and product lines to fuel its future growth.

Operating Income. The decrease in the Company's gross profit margin and increase in operating expenses as a percentage of sales resulted in the reduction of the Company's operating profit margin to 13.5% for the First Quarter compared to 20.4% in the Prior Year Quarter. Management believes the Company will achieve a full year operating profit margin in the 17% range and expects EPS growth to exceed 10%. However, from a quarterly perspective, earnings will be more heavily back-end weighted due to the significance of the (i) Company's growing retail operations, (ii) non-anniversarying of an $8.3 million non-branded premium incentive sale made in the second quarter of fiscal year 2000, (iii) weaker Euro on a comparable basis in the first half of fiscal year 2001 and (iv) infrastructure costs added in the latter half of fiscal year 2000.

Other Income (Expense) - Net. Other income (expense) - net increased favorably by $72,000 during the First Quarter as compared to the Prior Year Quarter. An increase in equity in the earnings of affiliated companies was slightly offset by a decrease in interest income resulting from decreases in average invested cash balances and interest rates during the comparable quarterly periods.

Provision For Income Taxes. The effective tax rate decreased to 40% during the First Quarter compared to 41% during the Prior Year Quarter to reflect the lower worldwide effective tax rate being achieved by the Company.

Liquidity and Capital Resources

The Company's general business operations historically have not required substantial cash needs during the first several months of its fiscal year. Generally, starting in the second quarter the Company's cash needs begin to increase and typically reach their peak in the September-November time frame. The additional cash needs have generally been to finance the accumulation of inventory and the build-up in accounts receivable. At the end of the First Quarter, the Company's inventories increased by $15.6 million, or 21%, compared to inventory balances at the end of the Prior Year Quarter. This increase, in comparison to the 17% increase in net sales, is primarily due to increased inventory level in the Company's retail stores due to the addition of twenty-one new locations since the Prior Year Quarter. Annualized inventory turns, however, remained relatively consistent with prior period results. First Quarter accounts receivable balances remained relatively unchanged as the Prior Year Quarter balances were elevated as a result of the launch of DKNY late in the quarter.

In addition to cash needs to support inventory levels, during the First Quarter the Company acquired 206,000 shares of its common stock through open market purchases at an aggregate cost of approximately $3.5 million and immediately retired these shares. At the end of the First Quarter, approximately 475,000 shares were available for repurchase under the previous buyback authorizations. The Company ended the First Quarter with approximately $90 million in cash, cash equivalents and short-term investments and working capital of $174 million compared to working capital of $165 million and $170 million at the end of the Prior Year Quarter and fiscal 2000 year-end, respectively. The Company had outstanding borrowings of $4.7 million against its $43 million bank credit facility at the end of the First Quarter. Management believes that cash flow from operations combined with existing cash on hand will be sufficient to satisfy its working capital requirements, including the approximate $25 million it plans to spend in the second half of the year relating to its new distribution facility, for the remainder of the year.

Forward-Looking Statements

Included within management's discussion of the Company's operating results, "forward-looking statements" were made within the meaning of the Private Securities Litigation Reform Act of 1995 regarding expectations for 2001. The actual results may differ materially from those expressed by these forward-looking statements. Significant factors that could cause the Company's
2001 operating results to differ materially from management's current expectations include, among other items, significant changes in consumer spending patterns or preferences, competition in the Company's product areas, international in comparison to domestic sales mix, changes in foreign currency valuations in relation to the United States dollar, principally the European Union's Euro and Japanese Yen, an inability of management to control operating expenses in relation to net sales without damaging the long-term direction of the Company and the risks and uncertainties set forth in the Company's current report on Form 8-K dated March 30, 1999.

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

                  None

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the period covered by this Report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     FOSSIL, INC.



Date: May 22, 2001                                   /s/ Mike Kovar
                                                     --------------
                                                     Mike Kovar
                                                     Senior Vice President and
                                                     Chief Financial Officer
                                                     (Principal financial and
                                                     accounting officer duly
                                                     authorized to sign on
                                                     behalf of Registrant)

                                  EXHIBIT INDEX

Exhibit
Number                         Document Description
-------                        --------------------

None