Form 10-Q
period 2001-07-07
FOSSIL INC
filed 2001-08-21
CIK 883569

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: July 7, 2001

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

     The number of shares of Registrant's common stock, outstanding as of August 17, 2001: 30,162,470.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                          FOSSIL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                               July 7,               December 30,
                                                                                2001                     2000
                                                                            (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                 $   67,252              $   79,501
   Short-term marketable investments                                              5,328                  11,312
   Accounts receivable - net                                                     56,003                  62,876
   Inventories                                                                   97,930                  81,118
   Deferred income tax benefits                                                   7,500                   7,779
   Prepaid expenses and other current assets                                     10,192                  10,245
                                                                             ----------              ----------

          Total current assets                                                  244,205                 252,831

Investment in joint venture                                                       5,896                   5,935
Property, plant and equipment - net                                              51,429                  42,252
Intangible and other assets - net                                                10,601                   6,573
                                                                             ----------              ----------

                                                                             $  312,131              $  307,591
                                                                             ==========              ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable                                                             $    4,651              $    5,107
   Accounts payable                                                              14,933                  18,325
   Accrued expenses:
       Co-op advertising                                                         10,947                  14,320
       Compensation                                                               5,285                   6,179
       Other                                                                     18,981                  19,145
   Income taxes payable                                                          20,238                  19,964
                                                                             ----------              ----------

            Total current liabilities                                            75,035                  83,040

Minority interest in subsidiaries                                                 2,933                   3,852
Stockholders' equity:
   Common stock, 30,162,791 and 30,136,824 shares
       issued and outstanding, respectively                                         301                     301
   Additional paid-in capital                                                    13,730                  14,214
   Retained earnings                                                            225,712                 208,429
   Accumulated other comprehensive loss                                          (5,580)                 (2,245)
                                                                             ----------              ----------

            Total stockholders' equity                                          234,163                 220,699
                                                                             ----------              ----------

                                                                             $  312,131              $  307,591
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



                          FOSSIL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                    UNAUDITED
                    (In thousands, except per share amounts)



                                                               For the 13         For the 13         For the 27          For the 26
                                                              Weeks Ended        Weeks Ended        Weeks Ended         Weeks Ended
                                                                 July 7,            July 1,            July 7,            July 1,
                                                                  2001               2000               2001                2000
                                                                  ----               ----               ----                ----

Net sales                                                     $  112,357         $  113,393          $  233,462         $  216,962
Cost of sales                                                     55,453             56,833             116,823            106,743
                                                              ----------         ----------          ----------         ----------
   Gross profit                                                   56,904             56,560             116,639            110,219

Operating expenses:
   Selling and distribution                                       34,545             27,329              67,127             51,512
   General and administrative                                     10,775              8,779              21,587             17,096
                                                              ----------         ----------          ----------         ----------
     Total operating expenses                                     45,320             36,108              88,714             68,608
                                                              ----------         ----------          ----------         ----------

Operating income                                                  11,584             20,452              27,925             41,611
Interest expense                                                      27                 18                  51                 45
Other income (expense) - net                                         588               (185)                932                 88
                                                              ----------         ----------          ----------         ----------
   Income before income taxes                                     12,145             20,249              28,806             41,654
Provision for income taxes                                         4,862              8,301              11,523             17,078
                                                              ----------         ----------          ----------         ----------
   Net income                                                 $    7,283         $   11,948          $   17,283         $   24,576

Other comprehensive income, net of taxes:

   Currency translation adjustment                                (2,603)               841              (4,123)            (1,188)
   Unrealized (loss) gain on  short-term investments                  (5)               (33)                 76                 44
   Forward contracts as hedge of intercompany
     foreign currency payments:
     Cumulative effect of implementing SFAS No. 133                    -                  -                (400)                 -
     Change in fair values                                           431                  -               1,112                  -
                                                              ----------         ----------          ----------         ----------
   Total comprehensive income                                 $    5,106         $   12,756          $   13,948         $   23,432
                                                              ==========         ==========          ==========         ==========

Earnings per share:
   Basic                                                      $     0.24         $     0.37          $     0.57         $     0.77
                                                              ==========         ==========          ==========         ==========
   Diluted                                                    $     0.23         $     0.36          $     0.55         $     0.74
                                                              ==========         ==========          ==========         ==========
Weighted average common shares outstanding:
   Basic                                                          30,073             32,107              30,125             32,108
                                                                  ======             ======              ======             ======
   Diluted                                                        31,259             33,236              31,221             33,255
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


                          FOSSIL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (In thousands)

                                                                                     For the 27          For the 26
                                                                                    Weeks Ended         Weeks Ended
                                                                                       July 7,             July 1,
                                                                                         2001                2000
                                                                                         ----                ----
Operating activities:
   Net income                                                                         $  17,283           $  24,576
   Noncash items affecting net income:
       Minority interest in subsidiaries                                                    658               1,028
       Equity in losses of joint ventures                                                   204                 385
       Depreciation and amortization                                                      4,258               2,936
       Increase in allowance for doubtful accounts                                          251                 468
       Decrease in allowance for returns -
          net of related inventory in transit                                            (1,058)               (533)
       Deferred income tax benefits                                                         279                (364)
   Changes in operating assets and liabilities:
       Accounts receivable                                                               10,604                  70
       Inventories                                                                      (16,574)            (32,840)
       Prepaid expenses and other current assets                                             56              (2,699)
       Accounts payable                                                                  (7,891)             11,192
       Accrued expenses                                                                  (5,465)             (9,592)
       Income taxes payable                                                                 983               1,005
                                                                                      ---------           ---------

               Net cash from (used in) operating activities                               3,588              (4,368)

Investing activities:
   Additions to property, plant and equipment                                           (13,207)             (7,006)
   Sale of marketable investments                                                         5,984               6,080
   Net assets acquired in business combinations                                          (5,121)                  -
   Investment in joint venture                                                             (165)             (2,000)
   Increase in intangible and other assets                                                 (244)               (321)
                                                                                      ---------           ---------

               Net cash used in investing activities                                    (12,753)             (3,247)
Financing activities:
   Issuance of common or treasury stock for stock option exercises                        1,671                 498
   Acquisition and retirement of common stock                                            (3,539)                  -
   Purchase of treasury stock                                                                 -                (267)
   Distribution of minority interest earnings                                              (676)               (493)
   Repayments of notes payable-banks                                                       (456)               (185)
                                                                                      ---------           ---------

               Net cash used in financing activities                                     (3,000)               (447)

Effect of exchange rate changes on cash and cash equivalents                                (84)               (997)
                                                                                      ---------           ---------
Net decrease in cash and cash equivalents                                               (12,249)             (9,059)

Cash and cash equivalents:
   Beginning of period                                                                   79,501              90,908
                                                                                      ---------           ---------

   End of period                                                                      $  67,252           $  81,849
                                                                                      =========           =========

See notes to condensed consolidated financial statements.

                          FOSSIL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

1.   FINANCIAL STATEMENT POLICIES

Basis of Presentation. The condensed consolidated financial statements include the accounts of Fossil, Inc., a Delaware corporation, and its majority-owned subsidiaries (the "Company"). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company's financial position as of July 7, 2001, and the results of operations for the thirteen- week periods ended July 7, 2001 and July 1, 2000, respectively and the twenty-seven week and twenty-six week periods ended July 7, 2001 and July 1, 2000, respectively. All adjustments are of a normal, recurring nature.

These interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included in Form 10-K filed by the Company pursuant to the Securities Exchange Act of 1934 for the year ended December 30, 2000. Operating results for the thirteen and twenty-seven week periods ended July 7, 2001 are not necessarily indicative of the results to be achieved for the full year.

Business. The Company designs, develops, markets and distributes fashion watches and other accessories, principally under the "FOSSIL" and "RELIC" brands names. The Company's products are sold primarily through department stores and other major retailers, both domestically and in over 80 countries worldwide.



2.   INVENTORIES

         Inventories consist of the following:

                                                  July 7,           December 30,
(In thousands)                                     2001                2000
                                                   ----                ----


Components and parts                             $  5,460             $  6,258
Work-in-process                                     3,139                1,182
Finished merchandise on hand                       65,193               48,113
Merchandise at Company stores                      13,363               13,296
Merchandise in-transit from estimated
  customer returns                                 10,775               12,269
                                                 --------             --------

                                                 $ 97,930             $ 81,118
                                                 ========             ========

3.   FOREIGN CURRENCY HEDGING INSTRUMENTS

The Company periodically enters into forward contracts principally to hedge the future payment of intercompany inventory transactions with its non-U.S. subsidiaries. At July 7, 2001, the Company had hedge contracts to sell 18.4 million Euro for approximately $17.0 million, expiring through December 2001. If the Company were to settle its Euro based contracts at that date, the net result would be a gain of approximately $712,000, net of taxes for the twenty-seven week period ended July 7, 2001. This net unrealized gain is recognized in accounts payable and other comprehensive income under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."


4.   GEOGRAPHIC INFORMATION
          (In thousands)



                                              For the 13 Weeks Ended              For the 13 Weeks Ended
                                                   July 7, 2001                        July 1, 2000
                                                   ------------                        ------------
                                                             Operating                            Operating
                                             Net Sales        Income             Net Sales          Income
                                             ---------        ------             ---------          ------
U.S.- exclusive of  Stores:
  External customers                         $ 58,965         $ 6,292             $ 62,813         $ 8,890
  Intergeographic                              14,275               -               13,317               -
Far East and Export:
  External customers                           11,255           7,215               16,354           9,361
  Intergeographic                              49,162               -               54,787               -
Stores                                         14,307          (2,373)              11,199           1,961
Europe                                         26,805             814               21,257             (17)
Japan                                           1,025            (364)               1,763             257
Intergeographic items                         (63,437)              -              (68,097)              -
                                             --------         -------             --------         -------
Consolidated                                 $112,357         $11,584             $113,393         $20,452
                                             ========         =======             ========         =======




                                              For the 27 Weeks Ended              For the 26 Weeks Ended
                                                   July 7, 2001                        July 1, 2000
                                                   ------------                        ------------
                                                             Operating                            Operating
                                             Net Sales        Income             Net Sales          Income
                                             ---------        ------             ---------          ------

U.S.- exclusive of  Stores:
  External customers                         $127,290         $19,233             $128,010         $19,299
  Intergeographic                              34,630               -               30,417               -
Far East and Export:
  External customers                           24,036          14,010               24,572          17,393
  Intergeographic                              93,627               -               97,487               -
Stores                                         25,096          (5,544)              18,243           1,151
Europe                                         54,472             661               42,929           4,025
Japan                                           2,568            (435)               3,208            (257)
Intergeographic items                        (128,257)              -             (127,904)              -
                                             --------         -------             --------         -------
Consolidated                                 $233,462         $27,925             $216,962         $41,611
                                             ========         =======             ========         =======



5.   EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS:


                                                         For the 13         For the 13         For the 27         For the 26
(In thousands, except per share data)                    Weeks Ended       Weeks Ended        Weeks Ended        Weeks Ended
                                                          July 7,            July 1,            July 7,            July 1,
                                                            2001               2000               2001               2000
                                                            ----               ----               ----               ----
Basic EPS computation:
  Numerator:
     Net income                                           $   7,283           $ 11,948           $ 17,283          $ 24,576
                                                          ---------           --------           --------          --------
  Denominator:
     Weighted average common
      shares outstanding                                     30,073             32,107             30,125            32,108
                                                          ---------           --------           --------          --------

Basic EPS                                                 $    0.24           $   0.37           $   0.57          $   0.77
                                                          =========           ========           ========          ========
Diluted EPS computation:
  Numerator:
     Net income                                           $   7,283           $ 11,948           $ 17,283          $ 24,576
                                                          ---------           --------           --------          --------
  Denominator:
     Weighted average common
      shares outstanding                                     30,073             32,107             30,125            32,108
     Stock option conversion                                  1,186              1,129              1,096             1,147
                                                          ---------           --------           --------          --------
                                                             31,259             33,236             31,221            33,255
                                                          ---------           --------           --------          --------

Diluted EPS                                               $    0.23           $   0.36           $   0.55          $   0.74
                                                          =========           ========           ========          ========


6.   ACQUISITIONS/JOINT VENTURES

     On July 3, 2001, Fossil (East) Limited ("Fossil East") increased its equity interest in Pulse Time, Ltd. to 90% by acquiring an additional 30% of the capital stock from its minority holders in exchange for approximately
     24,000 shares of the Company's common stock valued at $450,000. Additionally, on July 3, 2001, Fossil East increased its equity interest in Trylink, Ltd. to 85% by acquiring an additional 34% of the capital stock from its minority holders in exchange for $225,000 in cash and approximately 14,000 shares of the Company's common stock valued at $225,000. Both these acquisitions have been accounted for as a purchase and no goodwill was recorded in connection with either transaction.

     On July 9, 2001, the Company sold 50% of the equity of its wholly-owned subsidiary in Japan to Seiko Instruments Incorporated (SII) pursuant to a joint venture agreement for the marketing, distribution and sale of the Company's products in Japan. The Company accounted for this investment based upon the equity method from the effective date of the transaction. The Company does not expect this change in accounting to materially affect the results of operations for the remainder of its fiscal year.

     On July 9, 2001, the Company acquired 80% of the capital stock of FSLA,Pty. Limited, the Company's current distributor in Australia, for a purchase price of approximately $300,000. This acquisition will be recorded as a purchase and, in connection therewith, the Company will record goodwill of approximately $200,000.

     In August 2001, the Company acquired 99.6% of the outstanding capital stock of Vedette Industries, SA, the Company's current distributor in France, for a purchase price of approximately $5.3 million paid in cash. The terms of this transaction include a future earnout payment of an amount up to $1.5 million in the event that sales and operating income objectives are achieved. The acquisition will be recorded as a purchase and, in connection therewith, the Company will record goodwill of approximately $1.0 million, including amounts relating to the earnout provision.

     The results of these business combinations are included in the accompanying consolidated financial statements since the dates of their acquisition. The proforma effects, as if transactions had occurred at the beginning of the years presented, are not significant.


7.   RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued Statement No. 141 (SFAS No. 141), "Business Combinations," and Statement No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets." SFAS 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. These standards will be adopted in fiscal 2002. The Company is currently evaluating the impact that these standards will have on its financial statements.

                          FOSSIL, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of Fossil, Inc. and its majority owned subsidiaries (the "Company") for the thirteen and twenty-seven week periods ended July 7, 2001 (the "Second Quarter" and "Year To Date Period," respectively), as compared to the thirteen and twenty-six week periods ended July 1, 2000 (the "Prior Year Quarter" and "Prior Year YTD Period," respectively). This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes attached hereto.

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

The Company's products are sold primarily to department stores and specialty retail stores in over 80 countries worldwide through Company-owned foreign sales subsidiaries and through a network of 47 independent distributors. The Company's foreign operations include a presence in Asia, Australia, Canada, the Caribbean, Europe, Central and South America and the Middle East. In addition, the Company's products are offered at Company-owned retail locations throughout the United States and in independently-owned, authorized FOSSIL retail stores and kiosks located in several major airports, on cruise ships and in certain international markets. The Company's successful expansion of its product lines worldwide and leveraging of its infrastructure have contributed to its increasing net sales and operating profits during the last five fiscal years.

Second Quarter and Year To Date Period Highlights

     o Despite a strong U.S. dollar, sales from the Company's European operations increased 26% and 27% during the Second Quarter and Year To Date Period, respectively.

     o Sales from the Company's licensed watch line surpassed $40 million during the Year To Date Period, a 34% increase over the Prior Year YTD Period.

     o Leather product sales increased by 24% over the Prior Year YTD Period as FOSSIL handbags and RELIC brand leather lines continued to gain market share.

     o Excluding the impact of an $8.3 million non-branded premium watch sale in the prior year, which did not reoccur, other international sales which consist of export sales and sales from the Company's Far East operations increased 27% and 37% during the Second Quarter and Year To Date Period, respectively.

     o The Company operated 78 retail locations consisting of 43 outlet, 18 accessory and 17 jeanswear stores at the end of the Second Quarter compared to 52 stores (35 outlet and 17 accessory) at the end of the Prior Year Quarter. This retail store expansion generated sales volume growth in excess of 37% for the Year To Date Period.

     o The Company acquired The Avia Watch Company, increasing its sales and marketing presence in the U.K. and providing opportunities for the Company to leverage its existing infrastructure in this market.

     o The Company acquired additional equity interests in two of its majority-owned factories in the Far East.

Results of Operations

The following table sets forth, for the periods indicated, (i) the percentages of the Company's net sales represented by certain line items from the Company's condensed consolidated statements of income and (ii) the percentage changes in these line items between the current periods and the comparable periods of the prior year.


                                    Percentage of           Percentage                 Percentage of                Percentage
                                      Net Sales               Change                     Net Sales                    Change
                                      ---------               ------                     ---------                    ------

                                      For the 13            For the 13         For the 27         For the 26         For the 27
                                      Weeks Ended           Weeks Ended        Weeks Ended        Weeks Ended        Weeks Ended
                                      -----------           -----------        -----------        -----------        -----------
                                  July 7,       July 1,         July 7,            July 7,            July 1,            July 7,
                                   2001          2000            2001               2001               2000              2001
                                   ----          ----            ----               ----               ----              ----
Net sales                         100.0%        100.0%          (0.9)%             100.0%             100.0%              7.6%
Cost of sales                      49.4          50.1           (2.4)               50.0               49.2               9.4
                                  ------        ------                             ------             ------
Gross profit                       50.6          49.9            0.6                50.0               50.8               5.8
Selling and distribution
  expenses                         30.7          24.1            26.4               28.8               23.7               30.3
General and administrative
  expenses                          9.6           7.7            22.7                9.2                7.9               26.3
                                  ------        ------                             ------             ------
Operating income                   10.3          18.1           (43.4)              12.0               19.2              (32.9)
Interest expense                    0.0           0.0            48.4                0.0                0.0               13.1
Other income
  (expenses)- net                   0.5          (0.2)         (418.6)               0.3                0.0              953.8
                                  ------        ------                             ------             ------
Income before income taxes         10.8          17.9           (40.0)              12.3               19.2              (30.8)
Income taxes                        4.3           7.4           (41.4)               4.9                7.9              (32.5)
                                  ------        ------                             ------             ------

Net income                          6.5%         10.5%          (39.0)%              7.4%              11.3%             (29.7)%
                                  ======        ======                             ======             ======




Net Sales. The following table sets forth certain components of the Company's consolidated net sales and the percentage relationship of the components to consolidated net sales for the periods indicated (in millions, except percentage data):



                                                Amounts                            % of Total
                                                -------                            ----------
                                         For the 13 Weeks Ended              For the 13 Weeks Ended
                                         ----------------------              ----------------------
                                       July 7,            July 1,            July 7,            July 1,
                                        2001               2000               2001               2000
                                        ----               ----               ----               ----
International:
  Europe                               $ 26.8            $ 21.2                24 %               19 %
  Other                                  12.3              18.1                11                 16
                                       ------            ------               ---                ---
     Total International                 39.1              39.3                35                 35
                                       ------            ------               ---                ---
Domestic:
   Watch products                        37.4              43.6                33                 38
   Other products                        21.6              19.2                19                 17
                                       ------            ------               ---                ---
      Total                              59.0              62.8                52                 55
    Stores                               14.3              11.3                13                 10
                                       ------            ------               ---                ---
      Total Domestic                     73.3              74.1                65                 65
                                       ------            ------               ---                ---
Total Net Sales                        $112.4            $113.4               100 %              100 %
                                       ======            ======               ===                ===




                                                Amounts                            % of Total
                                                -------                            ----------
                                      For the 27        For the 26         For the 27        For the 26
                                      ----------        ----------         ----------        ----------
                                     Weeks Ended       Weeks Ended        Weeks Ended       Weeks Ended
                                     -----------       -----------        -----------       -----------
                                       July 7,            July 1,            July 7,            July 1,
                                        2001               2000               2001               2000
                                        ----               ----               ----               ----

International:
  Europe                               $ 54.5            $ 42.9                23 %               20 %
  Other                                  26.6              27.8                12                 13
                                       ------            ------               ---                ---
     Total International                 81.1              70.7                35                 33
                                       ------            ------               ---                ---

Domestic:
   Watch products                        76.3              85.0                32                 39
   Other products                        51.0              43.0                22                 20
                                       ------            ------               ---                ---
      Total                             127.3             128.0                54                 59
    Stores                               25.1              18.3                11                  8
                                       ------            ------               ---                ---
      Total Domestic                    152.4             146.3                65                 67
                                       ------            ------               ---                ---
Total Net Sales                        $233.5            $217.0               100 %              100 %
                                       ======            ======               ===                ===


The Company's net sales increased 9% during the Second Quarter, excluding the $8.3 million non-branded premium watch sale in the Prior Year Quarter and the effects of a weaker Euro. Excluding the impact of the weaker Euro, sales from the Company's European based operations grew 35% in the Second Quarter as a result of increased licensed brand watch sales, further penetration of FOSSIL jewelry that was launched in the first quarter of 2001 and sales in the U.K. by The Avia Watch Company that was acquired in May 2001. Other domestic product sales grew 13% to $22 million as FOSSIL brand leather goods continued to gain market share and eyewear sales increased as a result of the launch of RELIC eyewear. Additionally, sales from the Company's retail stores grew 27% from additional store openings. Excluding the $8.3 million sale and the effects of a weaker Euro, the Year To Date Period net sales increased 13% due primarily to increases in sales from the Company's international operations, retail stores and leather business. Net sales from the Company's international businesses benefited from increasing licensed watch product sales and the launch of FOSSIL jewelry. Net sales from the Company's retail stores increased 37% during the Year To Date Period from additional store openings while the Company's leather business grew 27% primarily due to increased handbag sales and increased sales from RELIC leather. The Second Quarter and Year To Date Period increases were offset by a 14% and 10% decline, respectively, in the Company's domestic watch business resulting from a slowdown in consumer spending and a decrease in retail inventory levels related primarily to the Company's department store customers.

Gross Profit. Gross margins for the Second Quarter increased to 50.6% compared to 49.9% in the Prior Year Quarter while Year To Date Period gross margins decreased to 50.0% compared to 50.8% in the Prior Year YTD Period. Gross margins for both the Second Quarter and the Year To Date Period were favorably impacted from the non-recurrence of the $8.3 million sale that carried a gross margin lower than the Company's historical consolidated gross margin. Excluding the effects of this sale, gross margins decreased approximately 140 and 180 basis points in the Second Quarter and the Year To Date Period, respectively. These decreases were primarily a result of increased markdowns in the Company's leather and eyewear product divisions and a weaker Euro. The Year To Date Period was further impacted unfavorably by an increase in sales from the Company's leather products business that generates gross margins substantially below the Company's historical consolidated gross margin. Positively impacting gross profit margins for both periods, was an increase in the sales mix of licensed watch and retail store sales that both generate gross margins in excess of the Company's historical consolidated gross margin. Management believes its gross margins will be slightly higher in the second half of 2001 as compared to the second half of 2000 due to a more favorable Euro comparison, based upon current Euro rates, and a continued higher mix of licensed watch and retail store sales.

Operating Expenses. Operating expenses, as a percentage of net sales, increased to 40.3% in the Second Quarter compared to 31.8% in the Prior Year Quarter. For the Year To Date Period, operating expenses as a percentage of sales increased to 38.0% compared to 31.6% in the Prior Year YTD Period. For both the Second
Quarter and Year To Date Period, operating expenses increased due to infrastructure costs added primarily in the latter half of fiscal 2000 and costs attributable to the growth in the Company's retail store locations. The infrastructure increases include the addition of key personnel, increased distribution capacity and other costs necessary to support initiatives for future sales growth. Operating expenses, as a percentage of net sales, related to the retail stores are significantly higher than the Company's consolidated average during the first half of the year as retail stores sales are more heavily weighted toward the second half of the year. On a percentage of sales basis, management believes operating expenses in the second half of fiscal 2001 will be less than the corresponding period in the prior year as it begins to anniversary the increases discussed above.

Operating Income. Management believes the Company will achieve a full year operating profit margin in the 16% plus range. Although operating income margins were below this level during the first half of the year, the Company believes earnings will be more heavily back-end weighted due to the significance of the
(i) Company's growing retail operations, (ii) weaker Euro on a comparable basis in the first half of fiscal year 2001 and (iii) infrastructure costs added in the latter half of fiscal year 2000.

Other Income (Expense). Other income (expense) increased favorably by approximately $770,000 during the Second Quarter and $844,000 during the Year To Date Period. These increases were primarily related to: (i) a one-time fee paid by a customer to the Company for web design consultation and (ii) decreased minority interest expense resulting from the Company's acquisition of additional equity interests in its majority-owned factories.

Liquidity and Capital Resources

The Company's general business operations historically have not required substantial cash needs during the first several months of its fiscal year. Generally, starting in the second quarter the Company's cash needs begin to increase, typically reaching its peak in the September-November time frame. During the Second Quarter, the Company's cash holdings and short-term marketable securities decreased to $73 million in comparison to $87 million at the end of Prior Year Quarter. This decrease is primarily related to the Company acquiring in excess of $30 million of its common stock during the second half of fiscal 2000 and the first quarter of fiscal 2001. Approximately 475,000 shares are still available for repurchase under the previous buyback authorizations.

Accounts receivable and inventory levels increased 10% and 1%, respectively, over last year's comparable quarter. Days sales outstanding increased to 45 days in the Second Quarter compared to 41 days in the previous year quarter. However, when excluding the $8.3 million sale which occurred and was fully collected in the Prior Year Quarter, days sales outstanding were virtually unchanged at 42 days. Inventory levels remained relatively unchanged, although the Company's retail store inventories increased by approximately $5 million as a result of additional stores being opened. Excluding the increase from retail stores and inventory associated with the acquisition of The Avia Watch Company in May, inventory levels decreased approximately 6%.

At the end of the Second Quarter, the Company had working capital of $169 million compared to working capital of $174 million and $170 million at the end of the Prior Year Quarter and fiscal 2000 year-end, respectively. The Company had outstanding borrowings of $4.7 million against its combined $43 million bank credit facilities at the end of the Second Quarter. The Company anticipates that during September it will spend approximately $20 million for the acquisition of a new 500,000 square foot distribution facility located near its corporate headquarters. Additionally, from the acquisition date until such time that the distribution center opens (tentatively scheduled for the first quarter 2002) the Company expects to spend approximately $10 million on related distribution systems and equipment. Management believes that cash flow from operations combined with existing cash on hand and amounts available under its credit facility will be sufficient to satisfy the cash requirements of its new distribution facility and other working capital expenditures for at least the next eighteen months.

Forward-Looking Statements

Included within management's discussion of the Company's operating results, "forward-looking statements" were made within the meaning of the Private Securities Litigation Reform Act of 1995 regarding expectations for 2001. The actual results may differ materially from those expressed by these forward-looking statements. Significant factors that could cause the Company's
2001 operating results to differ materially from management's current expectations include, among other items, significant changes in consumer spending patterns or preferences, competition in the Company's product areas, international in comparison to domestic sales mix, changes in foreign currency valuations in relation to the United States dollar, principally the European Union's Euro, an inability of management to control operating expenses in relation to net sales without damaging the long-term direction of the Company and the risks and uncertainties set forth in the Company's current report on Form 8-K dated March 30, 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a multinational enterprise, the Company is exposed to changes in foreign currency exchange rates. The Company employs a variety of practices to manage this market risk, including its operating and financing activities and, where deemed appropriate, the use of derivative financial instruments. Forward contracts have been utilized by the Company to mitigate foreign currency risk. The Company's most significant foreign currency risks relate to the Euro. The Company uses derivative financial instruments only for risk management purposes and does not use them for speculation or for trading. There were no significant changes in how the Company managed foreign currency transactional exposures during the Second Quarter and management does not anticipate any significant changes in such exposures or in the strategies it employs to manage such exposures in the near future.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders (the "Meeting") on May 24, 2001. At the Meeting, the stockholders voted upon (i) a proposal to elect three
(3) Class III directors of the Company to serve for a term of three years ("Proposal 1"); and (ii) a proposed amendment to the 1993 Long-Term Incentive Plan of Fossil to increase the number of shares of common stock that may be made the subject of grants ("Proposal 2"). No other matters were voted on at the Meeting. A total of 29,126,703 shares were represented at the Meeting.

The number of shares that were voted for, and that were withheld from, each of the director nominees in Proposal 1 is as follows:

         Director Nominee                   For                        Withheld
         ----------------                   ---                        --------
         Tom Kartsotis                      27,103,513                 2,023,190
         Jal S. Shroff                      27,104,033                 2,022,670
         Donald J. Stone                    27,901,021                 1,225,682


     The directors whose term of office as a director continued after the Meeting are Kosta Kartsotis, Michael W. Barnes, Richard H. Gundy, Kenneth W. Anderson, Alan J. Gold, Junichi Hattori and Michael Steinberg.

The number of shares that were voted for, against and abstained from Proposal 2 is as follows:

         For                        Against                            Abstain
         ----                       -------                            -------
         21,646,654                 7,467,788                          12,261

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  4.1 (1) Third Amendment to the Fossil, Inc. 1993 Long-Term Incentive Plan.

                  10.1 Agreement for the Sale and Purchase of the Avia Watch Company Limited between Roventa-Henex S.A. and Fossil
                           (UK) Holdings Limited and Fossil, Inc. dated May 4, 2001.

                  (1) Management contract or compensatory plan or arrange-ment.

         (b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the period covered by this Report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     FOSSIL, INC.



Date: August 20, 2001                                /s/ Mike L. Kovar
                                                     ---------------------------
                                                     Mike L. Kovar
                                                     Senior Vice President and
                                                     Chief Financial Officer
                                                     (Principal financial and
                                                     accounting officer duly
                                                     authorized to sign on
                                                     behalf of Registrant)

                                  EXHIBIT INDEX

Exhibit
Number                         Document Description
-------                        --------------------

4.1 (1)  Third Amendment to the Fossil, Inc. 1993 Long-Term Incentive Plan.

10.1 Agreement for the Sale and Purchase of the Avia Watch Company Limited between Roventa-Henex S.A. and Fossil (UK) Holdings Limited and Fossil, Inc. dated May 4, 2001.

(1)      Management contract or compensatory plan or arrangement.