Form 10-Q
period 2001-10-06
FOSSIL INC
filed 2001-11-20
CIK 883569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 6, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  0-19848

FOSSIL, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2018505
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes   X    No ____

The number of shares of Registrant's common stock, outstanding as of November 19, 2001: 30,169,671.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FOSSIL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	October 6,	December 30,
	2001	2000
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,458	$79,501
Short-term marketable investments	5,401	11,312
Accounts receivable – net	81,192	62,876
Inventories	120,828	81,118
Deferred income tax benefits	8,383	7,779
Prepaid expenses and other current assets	11,297	10,245

Total current assets	263,559	252,831

Investment in joint ventures	5,586	5,935
Property, plant and equipment – net	77,046	42,252
Intangible and other assets – net	17,984	6,573

	$364,175	$307,591
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$20,521	$5,107
Accounts payable	31,753	18,325
Accrued expenses:
Co-op advertising	10,041	14,320
Compensation	6,448	6,179
Other	20,245	19,145
Income taxes payable	25,454	19,964

Total current liabilities	114,462	83,040

Minority interest in subsidiaries	2,977	3,852
Stockholders’ equity:
Common stock, 30,202,241 and 30,136,824 shares issued and outstanding, respectively	302	301
Additional paid-in capital	14,257	14,214
Retained earnings	236,427	208,429
Accumulated other comprehensive loss	(4,250)	(2,245)

Total stockholders’ equity	246,736	220,699

	$364,175	$307,591

See notes to condensed consolidated financial statements.

FOSSIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
UNAUDITED
(In thousands, except per share amounts)

	For the 13 Weeks Ended October 6, 2001	For the 13 Weeks Ended September 30, 2000	For the 40 Weeks Ended October 6, 2001	For the 39 Weeks Ended September 30, 2000

Net sales	$135,999	$128,064	$369,462	$345,026
Cost of sales	70,148	64,373	186,971	171,116
Gross profit	65,851	63,691	182,491	173,910

Operating expenses:
Selling and distribution	36,390	32,252	103,518	84,395
General and administrative	11,096	9,050	32,683	25,515
Total operating expenses	47,486	41,302	136,201	109,910

Operating income	18,365	22,389	46,290	64,000
Interest expense	48	63	100	108
Other (expense) income – net	(459)	519	474	607
Income before income taxes	17,858	22,845	46,664	64,499
Provision for income taxes	7,143	9,367	18,666	26,445
Net income	$10,715	$13,478	$27,998	$38,054

Other comprehensive income (loss), net of taxes:
Currency translation adjustment	2,335	1,139	(1,788)	(47)
Unrealized (loss) gain on short-term investments	(1)	103	75	147
Forward contracts as hedge of intercompany foreign currency payments:
Cumulative effect of implementing SFAS No. 133	-	-	(400)	-
Change in fair values	(1,004)	-	108	-

Total comprehensive income	$12,045	$14,720	$25,993	$38,154

Earnings per share:
Basic	$0.36	$0.42	$0.93	$1.19
Diluted	$0.34	$0.41	$0.90	$1.15
Weighted average common shares outstanding:
Basic	30,186	32,015	30,147	32,077
Diluted	31,207	32,929	31,218	33,151

See notes to condensed consolidated financial statements.

FOSSIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In thousands)

	For the 40 Weeks Ended October 6, 2001	For the 39 Weeks Ended September 30, 2000
Operating activities:
Net income	$27,998	$38,054
Noncash items affecting net income:
Minority interest in subsidiaries	1,057	1,592
Equity in losses of joint ventures	721	273
Loss on disposal of assets	266	385
Depreciation and amortization	6,625	4,546
Increase in allowance for doubtful accounts	1,462	1,295
Increase (decrease) in allowance for returns - net of related inventory in transit	(738)	619
Deferred income tax benefits	(604)	(887)
Changes in operating assets and liabilities:
Accounts receivable	(12,746)	(19,781)
Inventories	(36,269)	(40,381)
Prepaid expenses and other current assets	(567)	(3,191)
Accounts payable	7,522	16,865
Accrued expenses	(6,942)	(6,176)
Income taxes payable	6,179	3,168

Net cash from (used in) operating activities	(6,036)	(3,619)

Investing activities:
Additions to property, plant and equipment	(39,785)	(12,050)
Sale of marketable investments	5,911	5,866
Business acquisitions, net of cash acquired	(13,928)	-
Proceeds from sale of equity interest in former subsidiary	195	-
Effect of de-consolidating former subsidiary	(3,155)	-
Investment in joint ventures	(373)	(2,196)
Increase in intangible and other assets	(608)	(942)

Net cash used in investing activities	(51,743)	(9,322)
Financing activities:
Issuance of common or treasury stock for stock option exercises	1,989	603
Acquisition and retirement of common stock	(3,539)	(13,647)
Distribution of minority interest earnings	(1,116)	(493)
Net borrowings (repayments) of notes payable-banks	17,525	(284)

Net cash from (used in) financing activities	14,859	(13,821)

Effect of exchange rate changes on cash and cash equivalents	(123)	(880)
Net decrease in cash and cash equivalents	(43,043)	(27,642)

Cash and cash equivalents:
Beginning of period	79,501	90,908

End of period	$36,458	$63,266

See notes to condensed consolidated financial statements.

FOSSIL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1.             FINANCIAL STATEMENT POLICIES

Basis of Presentation. The condensed consolidated financial statements include the accounts of Fossil, Inc., a Delaware corporation, and its majority-owned subsidiaries (the “Company”).  The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of October 6, 2001, and the results of operations for the thirteen-week periods ended October 6, 2001 and September 30, 2000 and the forty week and thirty-nine week periods ended October 6, 2001 and September 30, 2000, respectively.   All adjustments are of a normal, recurring nature. Reclassification of certain amounts for the fiscal year ended December 30, 2000 have been made to conform to the  presentation for the fiscal year ending January 5, 2002.

These interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included in Form 10-K filed by the Company pursuant to the Securities Exchange Act of 1934 for the year ended December 30, 2000.  Operating results for the thirteen and forty week periods ended October 6, 2001 are not necessarily indicative of the results to be achieved for the full year.

Business.  The Company designs, develops, markets and distributes fashion watches and other accessories, principally under the “FOSSIL” and “RELIC” brands names.  The Company’s products are sold primarily through department stores and other major retailers, both domestically and in over 80 countries worldwide.

2.             INVENTORIES

                Inventories consist of the following:

(In thousands)	October 6, 2001	December 30, 2000

Components and parts	$7,035	$6,258
Work-in-process	4,732	1,182
Finished merchandise on hand	84,179	48,113
Merchandise at Company stores	13,570	13,296
Merchandise in-transit from estimated customer returns	11,312	12,269
	$120,828	$81,118

 3.            FOREIGN CURRENCY HEDGING INSTRUMENTS

The Company periodically enters into forward contracts principally to hedge the future payment of intercompany inventory transactions with its non-U.S. subsidiaries. At October 6, 2001, the Company had hedge contracts to sell 8.4 million Euro for approximately $7.6 million, expiring through March 2002. If the Company were to settle its Euro based contracts at the reporting date the net result would be a loss of approximately $292,000, net of taxes for the forty-week period ended October 6, 2001. This net unrealized loss is recognized in accounts payable and other comprehensive income under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

4.             GEOGRAPHIC INFORMATION

(In thousands)

For the 13 Weeks Ended October 6, 2001

For the 13 Weeks Ended September 30, 2000

Net Sales

Operating Income

Net Sales

Operating Income

U.S.- exclusive of Stores:
External customers	$72,884	$11,143	$78,012	$13,522
Intergeographic	25,063	-	23,119	-
Far East and Export:
External customers	15,208	10,663	10,686	10,306
Intergeographic	57,041	-	50,526	-
Stores	17,349	(2,932)	13,147	(1,692)
Europe	30,558	(509)	25,014	818
Japan	-	-	1,205	(565)
Intergeographic items	(82,104)	-	(73,645)	-
Consolidated	$135,999	$18,365	$128,064	$22,389

For the 40 Weeks Ended October 6 , 2001

For the 39 Weeks Ended September 30 , 2000

	Net Sales	Operating Income	Net Sales	Operating Income
U.S.- exclusive of Stores:
External customers	$200,275	$30,376	$206,022	$34,766
Intergeographic	59,693	-	53,536	-
Far East and Export:
External customers	39,144	24,673	35,258	27,699
Intergeographic	150,668	-	148,013	-
Stores	42,445	(8,476)	31,390	(2,486)
Europe	85,030	152	67,943	4,843
Japan	2,568	(435)	4,413	(822)
Intergeographic items	(210,361)	-	(201,549)	-
Consolidated	$369,462	$46,290	$345,026	$64,000

5.             EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS:

(In thousands, except per share data)	For the 13 Weeks Ended October 6, 2001	For the 13 Weeks Ended September 30, 2000	For the 40 Weeks Ended October 6, 2001	For the 39 Weeks Ended September 30, 2000
Basic EPS computation:
Numerator:
Net income	$10,715	$13,478	$27,998	$38,054
Denominator:
Weighted average common shares outstanding	30,186	32,015	30,147	32,077

Basic EPS	$0.36	$0.42	$0.93	$1.19

Diluted EPS computation:
Numerator:
Net income	$10,715	$13,478	$27,998	$38,054
Denominator:
Weighted average common shares outstanding	30,186	32,015	30,147	32,077
Stock option conversion	1,021	914	1,071	1,074
	31,207	32,929	31,218	33,151

Diluted EPS	$0.34	$0.41	$0.90	$1.15

6.             ACQUISITIONS/JOINT VENTURES

During July the Company sold 50% of the equity of its wholly-owned subsidiary in Japan to Seiko Instruments Incorporated (SII) pursuant to a joint venture agreement for the marketing, distribution and sale of the Company’s products in Japan.  The Company accounted for this investment based upon the equity method from the effective date of the transaction.  The Company does not expect this change in accounting to materially affect the results of operations for the remainder of its fiscal year.

During July the Company acquired 80% of the capital stock of FSLA, Pty. Limited, the Company’s current distributor in Australia, for a purchase price of approximately $300,000.  This acquisition will be recorded as a purchase and, in connection therewith, the Company will record goodwill of approximately $200,000.

During August the Company acquired 99.6% of the outstanding capital stock of Vedette Industries, SA, the Company’s current distributor in France, for a purchase price of approximately $5.3 million paid in cash.  The terms of this transaction include a future earnout payment of an amount up to $1.5 million in the event that sales and operating income objectives are achieved.  The acquisition will be recorded as a purchase and, in connection therewith, the Company will record goodwill of approximately $1.0 million, excluding amounts relating to the earnout provision.

During August the Company acquired the worldwide rights to the ZODIAC brand name and related inventory for a purchase price of approximately $4.7 million. This acquisition was recorded as a purchase and no goodwill was recorded in connection with this transaction.

In late October the Company acquired the outstanding stock of two separate companies and certain assets of a third, all located in Switzerland, for a combined purchase price of approximately $2.3 million. The terms of these transactions include future earnout payments for amounts up to approximately $750,000, in the event certain earnings thresholds are met.  These acquisitions will be recorded as purchases and, in connection therewith, the Company will record goodwill of approximately $1 million which excludes amounts relating to the earnout provision.

7.             DEBT

During November, the Company’s $40 million Short-Term Revolving Credit Facility was amended to increase available borrowings by $10 million.  This amendment for the increase is a short-term arrangement that will expire on January 15, 2002.  No other financial terms relating to the facility were changed.

8.             RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. These standards will be adopted in fiscal 2002. The Company is in the process of evaluating the impact of the provision of SFAS No. 141 and No. 142.

The FASB has also issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 gives guidance for accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is in the process of evaluating the impact of the provisions of SFAS No. 143.

The Financial Accounting Standards Board also issued SFAS No. 144, “Accounting for the Impairment or the Disposal of Long Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supercedes SFAS No.121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.”  The Company is in the process of evaluating the impact of the provisions of SFAS No. 144.

FOSSIL, INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of Fossil, Inc. and its wholly and majority owned subsidiaries (the “Company”) for the thirteen and forty week periods ended October 6, 2001 (the “Third Quarter” and “Year To Date Period,” respectively), as compared to the thirteen and thirty-nine week periods ended September 30, 2000 (the “Prior Year Quarter” and “Prior Year YTD Period,” respectively). This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes attached hereto.

General

Fossil is a design, development, marketing and distribution company that specializes in consumer products predicated on fashion and value.  The FOSSIL brand name was developed by the Company to convey a distinctive fashion, quality and value message and a brand image reminiscent of “America in the 1950s” that suggests a time of fun, fashion and humor. Since its inception in 1984, the Company has grown from its original flagship FOSSIL watch product into a company offering a diversified range of accessories and apparel.  The Company’s principle offerings include an extensive line of watches sold under the FOSSIL and RELIC brands as well as complementary lines of small leather goods, belts, handbags, sunglasses, jewelry and FOSSIL brand apparel.  In addition to developing its own brands, the Company leverages its development and production expertise by designing and manufacturing private label and licensed products for some of the most prestigious companies in the world, including national retailers, entertainment companies and fashion designers.

The Company’s products are sold primarily to department stores and specialty retail stores in over 80 countries worldwide through Company-owned foreign sales subsidiaries and through a network of 47 independent distributors. The Company’s foreign operations, including distributors, include a presence in Asia, Australia, Canada, the Caribbean, Europe, Central and South America and the Middle East. In addition, the Company’s products are offered at Company-owned retail locations throughout the United States and in independently-owned, authorized FOSSIL retail stores and kiosks located in several major airports, on cruise ships and in certain international markets. The Company’s successful expansion of its product lines worldwide and leveraging of its infrastructure have contributed to its increasing net sales and operating profits during the last five fiscal years.

Third Quarter and Year To Date Period Highlights

w

International-based sales gains were led by continuing increases from licensed watch and FOSSIL jewelry sales and $5.8 million of sales generated from acquired businesses.  Sales from European-based operations increased 22% and 25% for the Third Quarter and Year To Date Period, respectively.

w	Year To Date Period sales from the Company’s licensed watch lines continued to grow, surpassing $65 million worldwide, representing a 36% increase over the Prior Year YTD Period.
w	Sales from RELIC leather goods more than doubled during the Third Quarter as the handbag launch continued in the national department store channel.
w

The Company operated 82 retail locations (43 outlet, 20 accessory and 19 jeanswear) at the end of the Third Quarter, compared to 62 stores (35 outlet, 17 accessory and 10 jeanswear) at the end of the Prior Year Quarter.  This retail store expansion generated sales volume growth in excess of 35% for the Year To Date Period.

w

Certain new FOSSIL styles introduced during the Third Quarter resulted in retail sell-through rates at levels above those experienced in the last few years, despite recent sales decreases in the Company’s domestic watch category.

w	During September, the Company acquired the worldwide rights to the ZODIAC brand name, which has a Swiss heritage dating back to 1882.

Results of Operations

The following table sets forth, for the periods indicated, (i) the percentages of the Company’s net sales represented by certain line items from the Company’s condensed consolidated statements of income and (ii) the percentage changes in these line items between the current periods and the comparable periods of the prior year.

	Percentage of Net Sales		Percentage Change	Percentage of Net Sales		Percentage Change
	For the 13 Weeks Ended		For the 13 Weeks Ended	For the 40 Weeks Ended	For the 39 Weeks Ended	For the 40 Weeks Ended
	October 6, 2001	September 30, 2000	October 6, 2001	October 6, 2001	September 30, 2000	October 6, 2001
Net sales	100.0%	100.0%	6.2%	100.0%	100.0%	7.1%
Cost of sales	51.6	50.3	9.0	50.6	49.6	9.3
Gross profit	48.4	49.7	3.4	49.4	50.4	4.9
Selling and distribution expenses	26.8	25.2	12.8	28.0	24.5	22.7
General and administrative expenses	8.1	7.1	22.6	8.8	7.4	28.1
Operating income	13.5	17.4	(18.0)	12.6	18.5	(27.7)
Interest expense	0.0	0.0	(23.1)	0.0	0.0	(7.9)
Other (expense) income- net	(0.4)	0.4	(188.5)	0.1	0.2	(22.0)
Income before income taxes	13.1	17.8	(21.8)	12.7	18.7	(27.7)
Income taxes	5.3	7.3	(23.7)	5.1	7.7	(29.4)
Net income	7.8%	10.5%	(20.5% )	7.6%	11.0%	(26.4% )

Net Sales. The following table sets forth certain components of the Company’s consolidated net sales and the percentage relationship of the components to consolidated net sales for the periods indicated (in millions, except percentage data):

	Amounts		% of Total
	For the 13 Weeks Ended		For the 13 Weeks Ended
	October 6, 2001	September 30, 2000	October 6, 2001	September 30, 2000
International:
Europe	$30.6	$25.1	22%	20%
Other	15.1	11.9	11	9
Total International	45.7	37.0	33	29

Domestic:
Watch products	45.0	52.7	33	41
Other products	28.0	25.3	21	20
Total	73.0	78.0	54	61
Stores	17.3	13.1	13	10
Total Domestic	90.3	91.1	67	71
Total Net Sales	$136.0	$128.1	100%	100%

Amounts

% of Total

For the 40 Weeks Ended

For the 39 Weeks Ended

For the 40 Weeks Ended

For the 39 Weeks Ended

October 6, 2001

September 30, 2000

October 6, 2001

September 30, 2000

International:
Europe	$85.1	$67.9	23%	20%
Other	41.7	39.7	11	11
Total International	126.8	107.6	34	31
Domestic:
Watch products	121.3	137.8	33	40
Other products	79.0	68.2	22	20
Total	200.3	206.0	55	60
Stores	42.4	31.4	11	9
Total Domestic	242.7	237.4	66	69
Total Net Sales	$369.5	$345.0	100%	100%

Net sales increased 6% for the Third Quarter led by a 32% increase in sales from the Company’s retail stores, due to an increase in the number of stores, and a 23% increase in sales from the Company’s international segment.  Same store sales comparisons for the Company’s retail stores decreased 5% during the Third Quarter.  Excluding the impact of acquisitions, which contributed $5.8 million to Third Quarter net sales, international sales increased 8% in the Third Quarter.  This increase was primarily a result of sales volume increases from licensed watch products and continued growth in the FOSSIL jewelry line.  Net sales from the Company’s domestic wholesale businesses decreased 6% during the Third Quarter as a result of a 15% decrease in domestic watch sales due to significant reductions in the Company’s private label business and reduced sales volumes in other watch brands resulting from the weak retail environment.  The Company’s leather product line increased predominantly due to further penetration of RELIC handbags in the national department store channel and sales volume increases in FOSSIL small leather goods.  The 7% net sales increase for the Year To Date Period was primarily related to international sales increases of $19 million and retail store increases of $10 million.  The sales increases in the Company’s international business related to sales volume growth in the licensed watch products and FOSSIL jewelry and the impact of acquisitions.  These increases were offset by the non-recurrence of $8.3 million non-branded watch sales occurring in the second quarter of fiscal 2000.  Retail stores’ sales growth for the Year To Date Period was the result of retail store expansion.  The Year To Date increases were offset by decreases in the Company’s domestic watch business resulting from the deteriorating retail climate during the year.

Gross Profit.Gross margins for the Third Quarter decreased to 48.4% compared to 49.7% in the Prior Year Quarter while Year To Date Period gross margins decreased to 49.4% compared to 50.4% in the Prior Year YTD Period. Gross margins for the Year To Date Period were favorably impacted from the non-recurrence of the $8.3 million sale that occurred in the prior year carrying a gross margin lower than the Company’s historical consolidated gross margin.  Excluding the effects of this sale, gross margins decreased approximately 130 and 30 basis points in the Third Quarter and the Year To Date Period, respectively. Third Quarter gross profit margins were primarily effected by reductions in domestic wholesale margins as a result of the much weaker retail economy.  Additionally, Third Quarter gross profit margins decreased as a result of a greater sales mix of leather product sales that generate gross profit margins below those generally produced by watch sales.  These negative influences on margins during the quarter were partially offset by increases in sales mix related to licensed watch sales, sales from the Company’s retail stores and international-based sales, all of which generated gross profit margins in excess of the Company’s historical consolidated gross margin and the effects of a slightly weaker U.S. dollar against the Euro. Year To Date Period Margins were negatively effected by lower domestic wholesale margins and greater leather product sales as a percentage of the domestic sales mix.  This decline in gross margin was partially offset by an increase in the sales mix of higher margin retail store, international and licensed product sales.  Additionally, the Year To Date Period Margins were further reduced by a stronger average U.S. dollar against the Euro.

Operating Expenses.Operating expenses, as a percentage of net sales, increased to 34.9% in the Third Quarter compared to 32.3% in the Prior Year Quarter.  For the Year To Date Period, operating expenses as a percentage of sales increased to 36.8% compared to 31.9% in the Prior Year YTD Period.  Third Quarter operating expenses increased primarily due to expenses relating to businesses acquired during the year and costs attributable to the growth in the Company’s retail store locations. Year To Date Period operating expenses were further impacted by cost associated with certain infrastructure increases commenced in the later part of fiscal 2000. As the Company began to anniversary these infrastructure related expenses during the Third Quarter, operating expenses as a percentage of net sales for the Third Quarter were significantly below levels experienced during the first half of fiscal 2001.

Operating Income.The increase in operating expenses as a percentage of net sales combined with a decrease in gross margins, resulted in the reduction of the Company’s Third Quarter operating profit margin to 13.5% from 17.4% for the Prior Year Quarter.  Management believes the Company will achieve a full year operating profit margin in the 14% plus range for 2001 and 2002 assuming that there is no further weakening in the domestic retail economy.

Other Income (Expense).Other expense net increased by approximately $978,000 during the Third Quarter.  This increase was primarily due to reduced interest income resulting from lower average cash balances and reduced interest rates as well as losses associated with certain of the Company’s joint venture businesses.

Liquidity and Capital Resources

The Company’s general business operations historically have not required substantial cash needs during the first several months of its fiscal year. Generally, starting in the second quarter the Company’s cash needs begin to increase, typically reaching their peak in the September-November time frame.  During the third quarter, the Company’s cash holdings and short-term marketable securities decreased to $42 million in comparison to $68 million at the end of Prior Year Quarter.  This decrease is comprised of working capital increases relating to higher levels of accounts receivable and inventories, the Company acquiring in excess of $30 million of its common stock since the Prior Year Quarter and amounts paid in connection with acquired businesses.  These uses of cash were offset by cash flows provided from operations.

Accounts receivable and inventory levels increased 20% and 15%, respectively, over the Prior Year Quarter.  Days sales outstanding increased to 54 days in the Third Quarter compared to 48 days in the Prior Year Quarter.  This increase is primarily related to a much weaker retail economy domestically and a higher mix of international sales, for which collection cycles are generally higher than those in the U.S.  Excluding amounts relating to acquired businesses/joint ventures and the effects of a weaker U.S. dollar against the Euro, accounts receivable increased 11%.  Inventory increases related to the Company’s retail store inventories represented $3 million of the overall inventory increase.  Excluding the increase from retail stores, inventory associated with acquired businesses/joint ventures and the effects of a weaker U.S. dollar against the Euro, inventory levels increased by approximately 11%.

At the end of the Third Quarter, the Company had working capital of $149 million compared to working capital of $164 million and $170 million at the end of the Prior Year Quarter and fiscal 2000 year-end, respectively. The Company had outstanding borrowings of $20.5 million against its $50 million bank credit facility at the end of the Third Quarter.  These borrowings were primarily related to the acquisition of the Company’s new distribution center during the quarter.  The Company anticipates that it will spend an additional $8 to $10 million on related systems and equipment for the distribution center that is scheduled to open in February 2002.  Management believes that cash flow from operations combined with existing cash on hand and amounts available under its credit facility will be sufficient to satisfy the cash requirements of its new distribution facility and other working capital expenditures for at least the next eighteen months.

Forward-Looking Statements

Included within management’s discussion of the Company’s operating results, “forward-looking statements” were made within the meaning of the Private Securities Litigation Reform Act of 1995 regarding expectations for 2001. The actual results may differ materially from those expressed by these forward-looking statements. Significant factors that could cause the Company’s 2001 operating results to differ materially from management’s current expectations include, among other items, significant changes in consumer spending patterns or preferences, competition in the Company’s product areas, international in comparison to domestic sales mix, changes in foreign currency valuations in relation to the United States dollar, principally the European Union’s, an inability of management to control operating expenses in relation to net sales without damaging the long-term direction of the Company and the risks and uncertainties set forth in the Company’s current report on Form 8-K dated March 30, 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a multinational enterprise, the Company is exposed to changes in foreign currency exchange rates.  The Company employs a variety of practices to manage this market risk, including its operating and financing activities and, where deemed appropriate, the use of derivative financial instruments. Forward contracts have been utilized by the Company to mitigate foreign currency risk.  The Company’s most significant foreign currency risks relate to the Euro.  The Company uses derivative financial instruments only for risk management purposes and does not use them for speculation or for trading.  There were no significant changes in how the Company managed foreign currency transactional exposures during the Third Quarter and management does not anticipate any significant changes in such exposures or in the strategies it employs to manage such exposures in the near future.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

10.1

Stock Purchase Agreement by and between Fossil, Inc. and FSLA Pty. Limited, Mike Houtzaager and Colette Houtzaager dated June 6, 2001 (without exhibits).

10.2

Stock Purchase and Joint Venture Agreement by and between Fossil, Inc. and Seiko Instruments Inc. dated June 14, 2001 (without exhibits).

10.3

Share Purchase Agreement by and between Fossil Europe B.V. and Banque Degroof Luxembourg SA, Mr. Eric Gallou, Mr. Christian Matt, Activ’Invest SA dated August 3, 2001 (without schedules and exhibits).

10.4

Asset Purchase Agreement between Genender International, Inc. and Fossil, Inc. dated August 27, 2001 (without exhibits and schedules).

(b)

Reports on Form 8-K

No reports on Form 8-K were filed during the period covered by this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOSSIL, INC.

Date: November 19, 2001

 /s/  Mike L. Kovar

Mike L. Kovar

Senior Vice President and Chief Financial Officer

(Principal financial and accounting officer duly

authorized to sign on behalf of Registrant)

EXHIBIT INDEX

Exhibit Number

Document Description

10.1

Stock Purchase Agreement by and between Fossil, Inc. and FSLA Pty. Limited, Mike Houtzaager and Colette Houtzaager dated June 6, 2001 (without exhibits).

10.2

Stock Purchase and Joint Venture Agreement by and between Fossil, Inc. and Seiko Instruments Inc. dated June 14, 2001 (without exhibits).

10.3

Share Purchase Agreement by and between Fossil Europe B.V. and Banque Degroof Luxembourg SA, Mr. Eric Gallou, Mr. Christian Matt, Activ’Invest SA dated August 3, 2001 (without schedules and exhibits).

10.4

Asset Purchase Agreement between Genender International, Inc. and Fossil, Inc. dated August 27, 2001 (without exhibits and schedules).