Form 10-K
period 2002-01-05
FOSSIL INC
filed 2002-04-05
CIK 883569

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 5, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number 0-19848

FOSSIL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2018505 (I.R.S. Employer Identification No.)
2280 N. Greenville Avenue Richardson, Texas (Address of principal executive offices)	75082 (Zip Code)

Registrant's telephone number, including area code: (972) 234-2525

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of Common Stock, $.01 par value per share (the "Common Stock"), held by nonaffiliates of the registrant, based on the sale trade price of the Common Stock as reported by the Nasdaq National Market on March 29, 2002, was $262,676,282. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant. As of March 29, 2002, 30,416,164 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        The Company's definitive proxy statement in connection with the Annual Meeting of Stockholders to be held May 22, 2002, to be filed with the Commission pursuant to Regulation 14A, and the Company's Annual Report to Stockholders are incorporated by reference into Part III of this report.

PART I

Item 1. Business

General

        Fossil, Inc. (the "Company") is a leader in the design, development, marketing and distribution of contemporary, high quality fashion watches and accessories. The Company developed the FOSSIL® brand name to convey a distinctive fashion, quality and value message and a brand image reminiscent of "America in the 1950s" that suggests a time of fun, fashion and humor. Since its inception in 1984, the Company has grown from a company offering its original flagship FOSSIL watch product into a diversified company offering an extensive line of fashion watches, small leather goods, belts, handbags and sunglasses under the FOSSIL and RELIC® brands and FOSSIL brand apparel. In addition to developing its own brands, the Company leverages its development and production expertise by designing and manufacturing private label products for some of the most prestigious companies in the world, including national retailers, entertainment companies and theme restaurants. The Company's successful expansion of its product lines has contributed to its increasing net sales and operating profits.

        The Company has capitalized on the increasing awareness of the FOSSIL brand by entering into various license agreements for other categories of fashion accessories. In addition, the Company has leveraged its infrastructure by entering into various license agreements to design, manufacture, distribute and market watches under the brands of other companies, including EMPORIO ARMANI®, DKNY®, DIESEL® and BURBERRY®.

        The Company sells its products in approximately 17,000 retail locations in the United States through a diversified distribution network that includes approximately 5,000 department store doors, such as Federated/Macy's, May Department Stores, and Dillard's, and approximately 12,500 specialty retail locations for its FOSSIL brand and JCPenney, Kohls and Sears for its RELIC brand. The Company also sells its products through a network of 83 Company-owned stores within the United States, with 39 retail stores located in premier retail sites and 44 outlet stores located in major outlet malls. The Company also offers selected FOSSIL brand products at its website, www.fossil.com.

        The Company's products are sold to department stores and specialty retail stores in over 90 countries worldwide through Company-owned foreign sales subsidiaries and through a network of approximately 51 independent distributors. The Company's foreign operations include a presence in Europe, South and Central America, the Caribbean, Canada, the Far East, Australia and the Middle East. In addition, the Company's products are offered at retail locations in major airports in the United States, on cruise ships and in Company-owned and independently-owned authorized FOSSIL retail stores and kiosks in certain international markets.

        The Company is a Delaware corporation formed in 1991 and is the successor to a Texas corporation formed in 1984. In 1993, the Company completed an initial public offering of 2,760,000 shares of common stock, par value $.01 (the "Common Stock"). The Company conducts a majority of its operations in the United States through Fossil Partners, L.P., a Texas limited partnership formed in 1994 of which the Company is sole general partner. The Company also conducts operations in the United States and certain international markets through various directly and indirectly owned subsidiaries. The Company's operations in Hong Kong relating to the procurement of watches from various manufacturing sources are conducted by Fossil (East) Limited ("Fossil East"), a wholly owned subsidiary of the Company acquired in 1992. The Company's principal executive offices are located at 2280 N. Greenville Avenue, Richardson, Texas 75082, and its telephone number at such address is (972) 234-2525.

Forward-Looking Information

        The statements contained in this Annual Report on Form 10-K ("Annual Report") that are not historical facts, including, but not limited to, statements found in this "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in the Annual Report could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: general economic conditions, competition, government regulation, possible future litigation, acts of terrorism and acts of war as well as the risks and uncertainties discussed in this Annual Report, including, without limitation, the portions referenced above, and the risks and uncertainties set forth on the Company's Current Report on Form 8-K dated March 30, 1999.

Industry Overview

Watch Products

        The Company believes that the current market for watches in the United States can be divided into four segments. One segment of the market consists of fine watches characterized by internationally known brand names such as Concord, Piaget and Rolex. Watches offered in this segment are usually made of precious metals or stainless steel and may be set with precious gems. These watches are often manufactured in Switzerland and are sold by trade jewelers and in the fine jewelry departments of better department stores and other purveyors of luxury goods at retail prices ranging from $1,500 to in excess of $20,000. A second segment of the market consists of fine premium branded and designer watches manufactured in Switzerland and the Far East such as Gucci, Rado, Raymond Weil, Seiko and Swiss Army. These watches are sold at retail prices generally ranging from $150 to $1,500. The Company's EMPORIO ARMANI, ZODIAC® and ANTIMA® lines and, beginning in late 2002, BURBERRY line generally compete in this market segment. A third segment of the market consists of watches sold by mass marketers, which include certain watches sold under the Timex brand name as well as certain watches sold by Armitron under various brand names and labels. Retail prices in this segment range from $5 to $40.

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

Fashion Accessories

        The Company believes that the fashion accessories market in the United States includes products such as small leather goods, handbags, belts, eyewear, neckwear, underwear, lounge wear, jewelry, gloves, hats, hosiery and socks. The Company believes that one reason for the growth in this line of business is that consumers are becoming more aware of accessories as fashion statements, and as a result, are purchasing brand name, quality items that complement other fashion items. These fashion accessory products are generally marketed through mass merchandisers, department stores and specialty shops, depending upon price and quality. Higher price point items include products offered by Coach, Dooney & Burke, Ralph Lauren and Donna Karan New York.

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

Apparel

        In 2000, the Company introduced a line of FOSSIL apparel that is distributed exclusively through Company-owned retail stores and the Company's website. Selling through Company-owned stores allows the Company to effectively manage visual presentation, information feedback, inventory levels and operating returns. The apparel line is focused on the casual lifestyle of 16 to 24 year old consumers and consists primarily of jeans, tee shirts, and sweatshirts featuring FOSSIL brand packaging and labeling. The suggested retail selling price of the apparel line is comparable to that of major competitors like American Eagle Outfitters and Gap. The Company has leveraged its existing graphic and store design infrastructure to create a unique product packaging and store concept that differentiates it from other competitors in order to create higher perceived value for the products.

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

Operating Strategy

  •
  Fashion Orientation and Design Innovation.    The Company is able to market its products to consumers with differing tastes and lifestyles by offering a wide range of brands and product categories at a variety of price points. The Company attempts to stay abreast of emerging fashion and lifestyle trends affecting accessories and apparel and it responds to these trends by making adjustments in its product lines several times each year. The Company differentiates its products from those of its competitors principally through innovations in fashion details, including variations in the treatment of dials, crystals, cases, straps and bracelets for the Company's watches, innovative treatments and details in its other accessories.

  •
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

  •
  Product Value.    The Company's products provide value to the consumer by offering fashionable, high quality components and features at suggested retail prices generally below those of competitive products of comparable quality. The Company is able to offer its watches at a reasonable price point by manufacturing them principally in the Far East at lower cost than comparable quality watches manufactured in Switzerland. In addition, the Company is able to offer its accessories at reasonable prices because of its close relationships with manufacturers in the Far East. Unlike certain of its principal competitors, the Company does not pay royalties on its flagship brand, which the Company believes allows it to enjoy certain cost advantages that enhance its ability to achieve attractive profit margins.

  •
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

  •
  Actively Manage Retail Sales.    The Company manages the retail sales process by monitoring customer sales and inventory levels by product category and style, primarily through Electronic Data Interchange ("EDI"), and by assisting retailers in the conception, development and implementation of their marketing programs. As a result, the Company believes it enjoys close relationships with its principal retailers, often allowing it to influence the mix, quantity and timing of customer purchasing decisions.

  •
  Centralized Distribution.    The Company distributes substantially all of its products sold in the United States and certain of its products sold in international markets from its warehouse and distribution centers in Richardson, Texas. The Company also distributes its products to international markets from warehouse and distribution centers located in Germany, Italy, Hong Kong, Australia, France and the United Kingdom. The Company believes its centralized distribution capabilities enable it to reduce inventory risk, increase flexibility in meeting the delivery requirements of its customers and maintain significant cost advantages as compared to its competitors.

Growth Strategy

  •
  Introduce New Products and Brands.    The Company continually introduces new products within its existing brands and through license agreements and brand extensions to attract a wide range of consumers with differing tastes and lifestyles. For example, the Company currently offers a full line of fashion watch and accessory products under its FOSSIL and RELIC brands, as well as watches under the EMPORIO ARMANI, DKNY, DIESEL and, beginning in late 2002, BURBERRY brand names pursuant to license agreements. In addition, the Company aquired three separate companies located in Bienne, Switzerland to provide the Company with design, sourcing and production capabilities necessary to manufacture and market Swiss-made watches. The Company also leverages its brand recognition and its design and marketing expertise to expand the scope of its product offerings through the selective licensing of new product categories that complement its existing products. For example, the Company entered into license agreements with Safilo Group to offer FOSSIL and RELIC optical frames in the United States and Canada.

  •
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

  •
  Leverage Infrastructure.    The Company believes it has the design, marketing, manufacturing and distribution infrastructure in place to allow it to manage and grow its businesses. The Company continues to develop additional products and brands and seeks additional businesses and products to complement its existing business allowing it to leverage its existing infrastructure.

  •
  Expand Retail Locations.    The Company has historically expanded its Company-owned FOSSIL retail and outlet locations to further strengthen its brand image. The Company currently operates 89 retail and outlet stores and plans to open an additional three to five accessory stores and three to five outlet stores in 2002 in the United States. The Company intends to continue to offer its watch and accessory products through additional independently-owned, authorized FOSSIL retail stores in airports, on cruise ships and in international markets.

Products

        The Company designs, develops, markets and distributes fashion watches and accessories, including sunglasses, small leather goods, belts, jewelry and handbags, principally under the FOSSIL and RELIC brand names and FOSSIL brand apparel and watches bearing the brand names of certain internationally known fashion designers pursuant to license agreements.

Watch Products

        The Company introduced FOSSIL watches, its flagship product, in 1986 and RELIC watches in 1990. Since 1986, the Company has also contracted with retailers and other customers for the manufacture of watches primarily for sale under private labels. Sales of the Company's watches for fiscal years 2001, 2000 and 1999 accounted for approximately 68.1%, 71.7%, and 76.5%, respectively, of the Company's net sales.

        The following table sets forth certain information with respect to the Company's FOSSIL and RELIC watches:

Watch Brand	Product Categories	Suggested Price Point Range	Average Price	Distribution Channels
FOSSIL	FOSSIL BLUE, F2, FUEL, KALEIDO, ARKITEKT, TITANIUM, SIGNATURE	$45—165	$69	Major dept. stores (Dayton Hudson Corp., Dillard's, Federated/Macy's, May Dept. Stores, Nordstrom, Inc. and Saks), specialty retailers, Internet, and Company-owned stores
RELIC	RELIC Wet, Adjust-A-Link, Novelty, Pendant and Pocket	$35—125	$59	Major retailers (JCPenney, Kohl's Department Stores, Inc., and Sears)

        The Company has entered into multi-year, worldwide license agreements for the manufacture, distribution and sale of watches bearing the brand names of certain internationally known fashion designers. The following table sets forth certain information with respect to the Company's licensed watch products:

Brand(s)	Products	Suggested Price Point Range	Average Price	Territory	Distribution Channel(s)
EMPORIO ARMANI	Wrist watches and bands, pocket watches	$125—395	$195	Worldwide	Major department stores, specialty retailers, jewelry stores and Emporio Armani Boutiques
DKNY, DKNY Active, DKNY Jeans & DONNA KARAN NEW YORK	Men's, women's and children's watches	$75—195	$107	Worldwide	Better department stores, specialty retailers, and Donna Karan Retail Stores
DIESEL	Wrist watches and straps and table, alarm, and wall clocks	$75—320	$100	Worldwide	Better department stores, specialty retailers, and Diesel Retail Stores

        Private Label, Premium and Licensed Products.    The Company designs, markets and arranges for the manufacture of watches on behalf of certain retailers, entertainment companies, theme restaurants and other corporate customers such as Eddie Bauer and Disney, as private label products or as premium and incentive items for use in various corporate events. Under this arrangement, the Company performs design and product development functions as well as acts as a sourcing agent for its customers by contracting for the manufacture of watches, managing the manufacturing process, inspecting the finished watches, purchasing the watches and arranging for their shipment to the United States. Participation in the private label and premium businesses provides the Company with certain advantages, including increased manufacturing volume, which may reduce the costs of manufacturing the Company's other watch products, and the strengthening of business relationships with its manufacturing sources. These lines provide income to the Company with reduced inventory risks and certain other carrying costs. The Company has also entered into a number of license agreements for the sale of collectible watches. Under these agreements, the Company designs, manufactures and markets the goods bearing the trademarks, trade names and logos of various entities through major department stores within the Company's channels of distribution, including Harry Potter, Batman, Superman and Star Wars.

Fashion Accessories

        In order to leverage the Company's design and marketing expertise and its close relationships with its principal retail customers, the Company has developed a line of fashion accessories, including handbags, and men's and women's belts, small leather goods and sunglasses. The Company has also introduced a line of FOSSIL brand fashion jewelry in Germany and is test marketing the line in other countries, including the United States. The Company's handbags are made of a variety of fine leathers and other materials that emphasize classic styles and incorporate a variety of creative designs. The sunglass line features optical quality lenses in both plastic and metal frames, with classic and fashion styling similar to other FOSSIL products. The Company's small leather goods are made of fine leathers and include items such as mini-bags, coin purses, key chains and wallets. The Company currently sells its fashion accessories through a number of its existing major department store and specialty retail store customers. The Company generally markets its fashion accessory lines through the same distribution channels as its watch business, using similar in-store presentations, graphics and packaging. These fashion accessories are typically sold in locations adjacent to watch departments, which may lead to purchases by persons who are familiar with the Company's watches. Sales of the Company's accessory lines for fiscal years 2001, 2000 and 1999 accounted for approximately 25.7%, 24.1% and 22.5%, respectively, of the Company's net sales.

        The following table sets forth certain information with respect to the Company's fashion accessories:

Brand	Accessory Category	Suggested Price Point Range	Average Price	Distribution Channel
FOSSIL	Sunglasses Handbags Small Leather Goods Belts Jewelry	$28—45 $35—168 $14—48 $22—38 $35—95	$35 $100 $32 $28 $40	Major dept. stores (Dayton Hudson Corp., Dillard's, Federated/Macy's, May Dept. Stores, Nordstrom, Inc. and Saks), specialty retailers, Company-owned stores and Internet

Brand	Accessory Category	Suggested Price Point Range	Average Price	Distribution Channel
RELIC	Sunglasses Handbags Small Leather Goods Belts	$16—20 $26—36 $12—28 $12—20	$20 $32 $20 $16	Major retailers (Fred Meyer, JCPenney, Kohl's Department Stores, Inc. and Sears)

Apparel

        In July 2000, the Company introduced a collection of FOSSIL brand apparel and jeans. The jeans wear collection is designed for both men and women. The products' unique retro-Americana packaging captures the energy and spirit of the FOSSIL brand. The FOSSIL apparel collection is offered through approximately 19 Company-owned stores located in leading malls and retail locations in the United States. The line is also available at the Company's web site, www.fossil.com.

Brand	Apparel Lines	Suggested Price Point Range	Average Price	Distribution Channel
FOSSIL	Outerwear Men's Tops Men's Bottoms Women's Tops Women's Bottoms T-shirts	$36—68 $12—48 $32—44 $16—38 $32—58 $16—44	$45 $32 $40 $28 $40 $18	FOSSIL jeans wear stores and Internet

Other Products

        Licensed Products.    In order to complement the Company's existing line of products and to increase consumer awareness of the FOSSIL brand, the Company has entered into license agreements for other categories of fashion accessories. These license agreements provide for royalty income to the Company based on a percentage of net sales and are subject to certain guaranteed minimum royalties. In 1999 the Company entered into a multi-year license agreement with the Safilo Group for the manufacture, marketing and sale of optical frames under the FOSSIL and RELIC brands in the United States and Canada. The Company also entered into a multi-year license agreement for the manufacture, marketing and sale of certain handbags, backpacks and sports bags in Germany, Austria, Switzerland and The Netherlands under the FOSSIL brand.

        Future Products.    The Company continually evaluates opportunities to expand its product offerings in the future to include other lines that would complement its existing product.

Design and Development

        The Company's watch, accessory and apparel products are created and developed by its in-house design staff in cooperation with various outside sources, including manufacturing sources and component suppliers. Product design ideas are drawn from various sources and are reviewed and modified by the design staff to ensure consistency with the Company's existing product offerings and the themes and images that it associates with its products. Senior management is actively involved in the design process.

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

        The Company differentiates its products from those of its competitors principally by incorporating into its product designs innovations in fashion details, including variations in the treatment of dials, crystals, cases, straps and bracelets for the Company's watches, and details and treatments in its other accessories. In certain instances, the Company believes that such innovations have allowed it to achieve significant improvements in consumer acceptance of its product offerings with only nominal increases in manufacturing costs. The Company believes that the substantial experience of its design staff will assist it in maintaining its current leadership position in watch design and in expanding the scope of its product offerings.

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

        The Company participates in cooperative advertising programs with its major retail customers, whereby it shares the cost of certain of their advertising and promotional expenses. An important aspect of the marketing process involves the use of in-store visual support and other merchandising materials, including packages, signs, posters and fixtures. Through the use of these materials, the Company attempts to differentiate the space used to sell its products from other areas of its customers' stores. The Company also promotes the use of its Shop-in-Shop concept for handbags and small leather goods. The Shop-in-Shop concept involves the use of dedicated space within a customer's store to create a FOSSIL "shop" featuring the Company's products and visual displays. The Company also provides its customers with a large number of preprinted, customized advertising inserts and from time to time stages promotional events designed to focus public attention on its products.

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

Sales and Customers

        The Company sells its products in approximately 17,000 retail locations in the United States through a diversified distribution network that includes approximately 5,000 department store doors, such as Federated/Macy's, May Department Stores, Dillard's, and approximately 12,500 specialty retail locations for its FOSSIL brand and JCPenney, Kohls and Sears for its RELIC brand. The Company also sells its watch and accessory products at Company-owned FOSSIL retail stores located at retail sites in the United States and sells certain of its products at Company-owned FOSSIL outlet stores located at major outlet malls throughout the United States. The Company's apparel products are sold through FOSSIL jeans wear stores and through the Company's website. The Company also sells its products at retail locations in major airports in the United States, on cruise ships and in independently-owned, authorized FOSSIL retail stores and kiosks in certain international markets. The Company generally does not have long-term contracts with any of its retail customers. All transactions between the Company and its retail customers are conducted on the basis of purchase orders, which generally require payment of amounts due to the Company on a net 30-day basis.

        Department Stores.    For fiscal years 2001, 2000 and 1999, domestic department stores accounted for approximately 53.3%, 59.8%, and 58.8% of the Company's net sales, respectively. In addition, in the same periods, the Company's 10 largest customers represented approximately 39%, 40%, and 41% of net sales, respectively. No customer accounted for more than 10% of the Company's net sales in fiscal years 2001, 2000 and 1999. Certain of the Company's customers are under common ownership. No customer, when considered as a group under common ownership, accounted for more than 10% of the Company's net sales in fiscal years 2001, 2000 and 1999.

        International Sales.    The Company's products are sold to department stores and specialty retail stores in over 90 countries worldwide through Company-owned foreign sales subsidiaries and through a network of approximately 51 independent distributors. The Company's foreign operations include a presence in Europe, South and Central America, the Caribbean, Canada, the Far East, Australia and the Middle East. Foreign distributors generally purchase products at uniform prices established by the Company for all international sales and resell them to department stores and specialty retail stores. The Company generally receives payment from its foreign distributors in United States currency. During the fiscal years 2001, 2000 and 1999, international and export sales accounted for approximately 34.5%, 30%, and 31% of net sales, respectively.

        Company-Owned FOSSIL Stores.    In 1995, the Company commenced operations of FOSSIL outlet stores at selected major outlet malls throughout the United States. The Company operated 44 outlet stores at the end of fiscal year 2001. These stores, which operate under the FOSSIL name, enable the Company to liquidate excess inventory and increase brand awareness. The Company's products in such stores are generally sold at discounts from 25% to 75% off the suggested retail price. The Company intends to open three to five additional outlet stores in 2002.

        In 1996, the Company commenced operations of full priced accessory FOSSIL retail stores at some of the most prestigious retail malls and entertainment parks in the United States in order to broaden the recognition of the FOSSIL brand name. The Company currently operates 20 accessory retail stores in leading malls and retail locations throughout the United States, two in the United Kingdom and four in Australia. These stores, which operate under the FOSSIL name, carry a full assortment of FOSSIL merchandise which is generally sold at the suggested retail price. The Company intends to open three to five additional retail stores in 2002.

        In 2000, the Company began offering FOSSIL brand apparel through specially designed Company-owned apparel stores. The Company currently operates 19 FOSSIL jeans wear stores in leading malls and retail locations throughout the United States. The Company's apparel stores carry the full apparel line along with an assortment of certain FOSSIL watch and accessory products. The Company does not intend to open any additional apparel stores in 2002.

        During the fiscal years 2001, 2000 and 1999, Company-owned FOSSIL Store sales accounted for approximately 12%, 10%, and 9% of net sales, respectively.

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

        Sales Personnel.    The Company utilizes an in-house sales staff and, to a lesser extent, independent sales representatives to promote the sale of the Company's products to retail accounts. As of the end of fiscal year 2001, the Company had 123 in-house sales and customer service employees and 25 independent sales representatives. The Company's in-house sales personnel receive a salary and, in some cases, a commission based on a percentage of gross sales attributable to specified accounts. Independent sales representatives generally do not sell competing product lines and are under contracts with the Company that are generally terminable by either party upon 30 days' prior notice. These independent contractors are compensated on a commission basis.

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

        The Company permits the return of damaged or defective products. In addition, although it has no obligation to do so, the Company accepts limited amounts of product returns from its customers in certain other instances. Accordingly, the Company provides allowances for the estimated amount of product returns. The allowances for product returns as of the end of fiscal years 2001, 2000 and 1999 were $22.5 million, $21.2 million, and $17.7 million respectively. Since 1990, the Company has not experienced any returns in excess of the aggregate allowances therefor.

Backlog

        It is the practice of a substantial number of the Company's customers not to confirm orders by delivering a formal purchase order until a relatively short time prior to the shipment of goods. As a result, the amount of unfilled customer orders includes confirmed orders and orders that the Company believes will be confirmed by delivery of a formal purchase order. A majority of such amounts represent orders that have been confirmed. The remainder of such amounts represent orders that the Company believes, based on industry practice and prior experience, will be confirmed in the ordinary course of business. The Company's backlog at a particular time is affected by a number of factors, including seasonality and the scheduling of the manufacture and shipment of products. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. For fiscal year 2001, the Company had unfilled customer orders of approximately $57.4 million compared to $63.5 million and $41.4 million for fiscal years 2000 and 1999, respectively.

Manufacturing

        The Company's products are manufactured to its specifications by independent contractors and by companies in which the Company holds a majority interest. Substantially all of the Company's watches are manufactured by approximately 39 factories located primarily in Hong Kong and China. The Company believes that its policy of outsourcing products allows it to achieve increased production flexibility while avoiding significant capital expenditures, build-ups of work-in-process inventory and the costs of managing a substantial production work force.

        The principal components used in the manufacture of the Company's watches are cases, crystals, dials, movements, bracelets and straps. These components are obtained by the Company's manufacturing sources from a large number of suppliers located principally in Hong Kong, Japan, China, Taiwan, Italy, Thailand and Korea. The Company estimates that the majority of the movements used in the manufacture of the Company's watches are supplied by three principal vendors. No other single component supplier accounted for more than 10% of component supplies in 2001. Although the Company does not normally engage in direct transactions with component suppliers, in some cases it actively reviews the performance of such suppliers and makes recommendations to its manufacturing sources regarding the sourcing of components. The Company does not believe that its business is materially dependent on any single component supplier.

        The Company believes that it has established and maintains close relationships with a number of watch manufacturers located in Hong Kong and China. In 2001, four separate watch manufacturers in which the Company holds a majority interest each accounted for 10% or more of the Company's watch supplies. The loss of any one of these manufacturers could temporarily disrupt shipments of certain of the Company's watches. However, as a result of the number of suppliers from which the Company purchases its watches, the Company believes that it could arrange for the shipment of goods from alternative sources within approximately 30 days on terms that are not materially different from those currently available to the Company. Accordingly, the Company does not believe that the loss of any single supplier would have a material adverse effect on the Company's business. In general, however, the future success of the Company will depend upon its ability to maintain close relationships with, or ownership of, its current suppliers and to develop long-term relationships with other suppliers that satisfy the Company's requirements for price and production flexibility.

        The Company's products are manufactured according to plans that reflect management's estimates of product performance based on recent sales results, current economic conditions and prior experience with manufacturing sources. The average lead time from the commitment to purchase products through the production and shipment thereof ranges from two to three months in the case of watches, from three to six months in the case of sunglasses, from three to four months in the case of leather goods and from two to four months for apparel items. The Company believes that the close relationships and, in certain cases, ownership interest, that it has established and maintains with its principal manufacturing sources constitute a significant competitive advantage and allow it to quickly and efficiently introduce innovative product designs and alter production in response to the retail performance of its products.

Quality Control

        The Company's quality control program attempts to ensure that its products meet the standards established by its design staff. Samples of products are inspected by the Company prior to the placement of orders with manufacturing sources to ensure compliance with its specifications. The operations of the Company's manufacturing sources located in Hong Kong are monitored on a periodic basis by Fossil (East). Substantially all of the Company's watches and certain of its other accessories are inspected by personnel of Fossil (East) or by the manufacturer prior to shipment to the Company. In addition, the Company performs quality control checks on its products upon receipt at the Company's facility.

Distribution

        Upon completion of manufacturing, the Company's products are shipped to its warehousing and distribution centers in Richardson, Texas; Italy; Hong Kong; the United Kingdom; Germany; Australia and France from which they are shipped to customers in selected markets. Since July 1997, the Company has owned and operated a warehouse and distribution facility in Richardson, Texas, adjacent to the Company's headquarters, to maximize the Company's inventory management and distribution capabilities. The Company also leases a warehouse and distribution center in Garland, Texas. The Company has acquired a 517,500 square foot warehouse and distribution facility in Dallas, Texas that will allow it to centralize the facilities currently being utilized for such purposes. The Company anticipates that its domestic distribution operations will be consolidated into the new facility by mid-year 2002.

        The Company's warehouse and distribution facilities in Richardson and Dallas, Texas are operated in a special purpose subzone established by the United States Department of Commerce Foreign Trade Zone Board. As a result of the establishment of the subzone, the Company enjoys the following economic and operational advantages: (i) the Company may not have to pay duty on imported merchandise until it leaves the subzone and enters the United States market, (ii) the Company does not pay any United States duty on merchandise if the imported merchandise is subsequently re-exported, and (iii) the Company does not pay local property tax on inventory located within the subzone.

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

Warranty and Repair

        The Company's FOSSIL watch products are covered by a limited warranty against defects in materials or workmanship for a period of 11 years from the date of purchase. The Company's RELIC watch products are covered by a comparable 12 year warranty. The Company's licensed watch products generally are covered by one year limited warranty. The Company's sunglass line is covered by a one year limited warranty against defects in materials or workmanship. Defective products returned by consumers are processed at the Company's warehousing and distribution centers. In most cases, defective products under warranty are repaired by the Company's personnel. Products under warranty that cannot be repaired in a cost-effective manner are replaced by the Company at no cost to the customer. The Company also performs watch repair services on behalf of certain of its private label customers.

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

Intellectual Property

        Trademarks.    The Company has registered the FOSSIL and RELIC trademarks for use on the Company's watches, leather goods, apparel and other fashion accessories. The Company has also registered or applied for the registration of certain other marks used by the Company in conjunction with the sale and marketing of its products and services, including ZODIAC® and ANTIMA®. In addition, the Company has registered certain of its trademarks, including FOSSIL and RELIC, in certain foreign countries, including a number of countries located in Europe, the Far East, the Middle East, South America and Central America. The Company also has certain trade dress rights in, and has registered, the distinctive rectangular tins in which the Company packages certain of its FOSSIL watch products.

        Patents.    The Company continues to explore innovations in the design and manufacture of its watch products and is involved in the development of technology enhanced watches. As a result, the Company has been granted, and has pending, various United States and international design and utility patents related to certain of its watch designs and features. The Company also has been granted, and has pending, various United States patents related to certain of its other products and technologies.

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

Employees

        As of the end of fiscal year 2001, the Company (excluding Arrow Merchandising, Inc. and the Company's foreign subsidiaries) had 2,389 employees, including 274 in executive or managerial positions and the balance in design, advertising, sales, quality control, distribution, clerical and other office positions. As of the end of fiscal year 2001, the Company's foreign operating subsidiaries had 689 employees, including 52 in managerial positions.

        The Company has not entered into any collective bargaining agreements with its employees. The Company believes that its relations with its employees are generally good.

Item 2. Properties

        Company Facilities.    As of the end of fiscal year 2001, the Company owned or leased the following facilities in connection with its domestic and international operations:

Location	Use	Square Footage	Owned/Leased
Richardson, Texas	Corporate headquarters	177,000	Owned
Richardson, Texas	Warehouse, distribution and general office	138,000	Owned
Dallas, Texas	Warehouse, distribution and general office	517,500	Owned
Garland, Texas	Warehouse and distribution	117,328	Lease expiring in 2002
Hong Kong	Office and warehouse	37,600	Lease expiring in 2003
Erlstätt, Germany	Office, warehouse and distribution	12,000	Lease expiring in 2002
Milton Keynes, England	Office, warehouse and distribution	8,250	Lease expiring in 2002
Saverne, France	Office, warehouse and distribution	51,450	Owned
Sydney, Australia	Office, warehouse and distribution	4,375	Lease expiring in 2004
Vicenza, Italy	Office, warehouse and distribution	22,750	Lease expiring in 2007
New York, New York	General office and showroom	13,596	Lease expiring in 2006
Atlanta, Georgia	General office and showroom	1,380	Lease expiring in 2003
Chicago, Illinois	General office and showroom	2,980	Lease expiring in 2004
Los Angeles, California	General office and showroom	1,934	Lease expiring in 2005

        The Company's Richardson, Texas facilities are located on approximately 20 acres of land and the Dallas, Texas facility is on approximately 47 acres of land. The Company owns these facilities and the land on which each is located.

        Jeans Wear Retail Store Facilities.    As of the end of fiscal year 2001, the Company had entered into 19 lease agreements for retail space at prime locations in the United States for the sale of its apparel line and certain of its accessory products. The leases, including renewal options, expire at various times from 2009 to 2011. The leases provide for minimum annual rentals and, in certain cases, for the payment of additional rent when sales exceed specified net sales amounts. The amount of percentage rent ranges from six percent to eight percent. The Company is also required to pay its pro rata share of the common area maintenance costs, including real estate taxes, insurance, maintenance expenses and utilities.

        Accessory Retail Store Facilities.    As of the end of fiscal year 2001, the Company had entered into 23 lease agreements for retail space at prime locations in the United States for the sale of its full assortment of accessory products. The leases, including renewal options, expire at various times from 2003 to 2012.

The leases provide for minimum annual rentals and, in certain cases, for the payment of additional rent when sales exceed specified net sales amounts. The amount of percentage rent ranges from six percent to nine percent. The Company is also required to pay its pro rata share of the common area maintenance costs, including real estate taxes, insurance, maintenance expenses and utilities.

        Outlet Store Facilities.    The Company also leases retail space at selected outlet centers throughout the United States for the sale of its products. As of the end of fiscal year 2001, the Company had entered into 45 such leases. The leases, including renewal options, expire at various times from 2002 to 2013, and provide for minimum annual rentals and for the payment of additional rent based on a percentage of sales above specified net sales amounts ranging from four percent to eight percent. The Company is also required to pay its pro rata share of the common area maintenance costs at each outlet center, including, real estate taxes, insurance, maintenance expenses and utilities.

        The Company believes that its existing facilities are well maintained and in good operating condition. In 2001, the Company acquired a 517,500 square foot warehouse and distribution facility in Dallas, Texas that will allow it to centralize the facilities currently being utilized for such purposes. This facility is scheduled to be fully operational in 2002.

Item 3. Legal Proceedings

        There are no legal proceedings to which the Company is a party or to which its properties are subject, other than routine litigation incident to the Company's business which is not material to the Company's consolidated financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of the stockholders of the Company during the fourth quarter of fiscal year 2001.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

        The Company's Common Stock is listed on the Nasdaq National Market under the symbol "FOSL." Quotation of the Company's Common Stock began on the Nasdaq National Market on April 8, 1993.

        The following table sets forth the range of quarterly high and low sales prices per share of the Company's Common Stock on the Nasdaq National Market for the fiscal years ended January 5, 2002 and December 30, 2000.

	High	Low
Fiscal year beginning December 31, 2000:
First Quarter	$20.250	$13.750
Second Quarter	23.350	16.510
Third Quarter	22.300	14.110
Fourth Quarter	22.600	16.150

	High	Low
Fiscal year beginning January 2, 2000:
First Quarter	$26.750	$15.813
Second Quarter	25.125	16.625
Third Quarter	20.500	11.563
Fourth Quarter	16.438	10.500

        As of March 29, 2002, the Company estimates that there were approximately 4,300 beneficial owners of the Company's Common Stock, represented by approximately 132 holders of record.

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

Item 6. Selected Financial Data

        The information appearing under "Financial Highlights" beginning on page 5 of the Fossil, Inc. 2001 Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information appearing under "Management's Discussion and Analysis" beginning on page 34 of the Fossil, Inc. 2001 Annual Report is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

        The information appearing under "Management's Discussion and Analysis" and "Financial Information" beginning on pages 34 and 46, respectively, of the Fossil, Inc. 2001 Annual Report is incorporated herein by reference.

Item 8. Financial Statements and Supplemental Data

        The information appearing under "Financial Information" beginning on page 46 of the Fossil, Inc. 2001 Annual Report is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        The Company has had no changes in or disagreements with its accountants to report under this item.

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

PART IV

Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K

  (a)
  Documents filed as part of Report.

  1.
  Financial Statements:

        The Financial Statements appearing under "Financial Information" beginning on page 46 of the Fossil, Inc. 2001 Annual Report are incorporated herein by reference.

  2.
  Financial Statement Schedule:

        The following Financial Statement Schedule and related Auditor's Report are contained herein on pages S-1 and S-2 of this Report.

        Schedule II—Valuation and Qualifying Accounts

  3.
  Exhibits:

3.1	Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).
3.2	Amended and Restated Bylaws of Fossil, Inc.(incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).
3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Report on Form 10-Q for the quarterly period ended June 30, 1995).

3.4		Second Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Report on Form 10-Q for the quarterly period ended July 4, 1998).
3.5		Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Report on Form 10-Q for the quarterly period ended July 1, 2000).
3.6		Amended and Restated Bylaws of Fossil, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Report on Form 10-Q for the quarterly period ended September 30, 2000).
10.1	(2)	Fossil, Inc. 1993 Nonemployee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.1 of the Company's Registration Statement of Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).
10.2	(2)	Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company's Registration Statement of Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).
10.3	(2)	Fossil, Inc. 1993 Savings and Retirement Plan (incorporated herein by reference to Exhibit 10.3 of the Company's Registration Statement of Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).
10.4		Non-Competition Agreement dated December 31, 1992 between Fossil, Inc. and Mr. Jal S. Shroff (incorporated herein by reference to Exhibit 10.12 of the Company's Registration Statement of Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).
10.5		Amended and Restated Buying Agent Agreement dated March 21, 1992 between Fossil, Inc. and Fossil East Ltd. (incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993).
10.6		Subordination Agreement of Fossil Trust for the benefit of First Interstate Bank of Texas, N.A. dated as of August 31, 1994 (incorporated by reference to Exhibit 10.7 of the Company's Report on Form 10-Q for the quarterly period ended September 30, 1994).
10.7		Indemnity Agreement dated as of August 31, 1994 from Fossil Partners, L.P. and Fossil, Inc. to First Interstate Bank of Texas, N.A. (incorporated by reference to Exhibit 10.8 of the Company's Report on Form 10-Q for the quarterly period ended September 30, 1994).
10.8		Master Licensing Agreement dated as of August 30, 1994, by and between Fossil, Inc. and Fossil Partners, L.P. (incorporated by reference to Exhibit 10.12 of the Company's Report on Form 10-Q for the quarterly period ended September 30, 1994).
10.9		Agreement of Limited Partnership of Fossil Partners, L.P. (incorporated by reference to Exhibit 10.13 of the Company's Report on Form 10-Q for the quarterly period ended September 30, 1994).
10.10		Overhead Allocation Agreement by and between Fossil Partners, L.P. and Fossil Stores I, Inc. dated December 1, 1994 (incorporated by reference to Exhibit 10.35 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994).
10.11		Stock Pledge Agreement entered into on May 2, 1995 by and between Fossil, Inc. and First Interstate Bank of Texas, N.A. (incorporated by reference to Exhibit 10.3 of the Company's Report on Form 10-Q for the quarterly period ended June 30, 1995).

10.12		Joint Development Agreement entered into on December 25, 1995 by and between Fossil, Inc., Seiko Instruments, Inc, and Time Tech, Inc. (incorporated by reference to Exhibit 10.43 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996).
10.13	(2)	First Amendment to the Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 of the Company's Report on Form 10-Q for the quarterly period ended July 4, 1998).
10.14	(2)	Second Amendment to the Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 of the Company's Report on Form 10-Q for the quarterly period ended July 4, 1998).
10.15	(2)	Amendment to the Fossil, Inc. 1993 Non-Employee Director Stock Option Plan (incoporated by reference to Exhibit 10.24 of the Company's Report on Form 10-K for the year-ended January 2, 1999).
10.16	(2)	Fossil, Inc. and Affiliates Deferred Compensation Plan (incoporated by reference to Exhibit 10.25 of the Company's Report on Form 10-K for the year-ended January 2, 1999).
10.17		Fourth Amended and Restated Loan Agreement by and among Wells Fargo Bank (Texas), National Association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc. and Fossil Stores II, Inc. dated as of June 28, 1999 (without exhibits) (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the quarterly period ended July 3, 1999)
10.18		Joint Venture Agreement between Fossil, Inc. and Seiko Instruments America, Inc. dated June 1, 1999 (without exhibits) (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the quarterly period ended October 2, 1999)
10.19		Service Agreement between SII Marketing International, Inc. and Fossil Partners, L.P. dated August 9, 1999 (incorporated by reference to Exhibit 10.2 of the Company's Report on Form 10-Q for the quarterly period ended October 2, 1999).
10.20		First Amendment to Fourth Amended and Restated Loan Agreement dated June 27, 2000 by and among Wells Fargo Bank Texas, National Association, a national banking association formerly known as Wells Fargo Bank (Texas), National Association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc. and Fossil Stores II, Inc. (without exhibits) (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the quarterly period ended July 1, 2000).
10.21		Joint Venture Agreement by and between Sucesores de A. Cadarso and Fossil Europe B.V., dated as of July 27, 2000 (without exhibits) (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the quarterly period ended September 30, 2000).
10.22	(2)	Third Amendment to the Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 of the Company's Report on Form 10-Q for the quarterly period ended July 7, 2001).
10.23		Agreement for the Sale and Purchase of the Avia Watch Company Limited between Roventa-Henex S.A. and Fossil (UK) Holdings Limited and Fossil, Inc. dated May 4, 2001 (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the quarterly period ended July 7, 2001).
10.24		Stock Purchase Agreement by and between Fossil, Inc. and FSLA Pty. Limited, Mike Houtzaager and Colette Houtzaager dated June 6, 2001 (without exhibits) (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the quarterly period ended October 6, 2001).
10.25		Stock Purchase and Joint Venture Agreement by and between Fossil, Inc. and Seiko Instruments Inc. dated June 14, 2001 (without exhibits) (incorporated by reference to Exhibit 10.2 of the Company's Report on Form 10-Q for the quarterly period ended October 6, 2001).

10.26		Share Purchase Agreement by and between Fossil Europe B.V. and Banque Degroof Luxembourg SA, Mr. Eric Gallou, Mr. Christian Matt, Activ'Invest SA dated August 3, 2001 (without schedules and exhibits) (incorporated by reference to Exhibit 10.3 of the Company's Report on Form 10-Q for the quarterly period ended October 6, 2001).
10.27		Asset Purchase Agreement between Genender International, Inc. and Fossil, Inc. dated August 27, 2001 (without exhibits and schedules) (incorporated by reference to Exhibit 10.4 of the Company's Report on Form 10-Q for the quarterly period ended October 6, 2001).
10.28	(1)	Second Amendment to Fourth Amended and Restated Loan Agreement dated June 26, 2001 by and among Wells Fargo Bank Texas, National Association, a national banking association formerly known as Wells Fargo Bank (Texas), National Association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc. and Fossil Stores II, Inc. (without exhibits).
10.29	(1)	Stock Purchase Agreement by and between Montres Antima SA and Flavio Rota and Meliga Habillement Horloger SA dated October 31, 2001 (without exhibits and schedules).
10.30	(1)	Asset Purchase Agreement by and between Meliga Habillement Horloger SA and Montres Antima SA dated October 31, 2001 (without exhibits and schedules).
10.31	(1)	Stock Purchase Agreement by and between Swiss Technology Holding AG and Michel Geiger dated October 31, 2001 (without exhibits and schedules).
10.32	(1)(2)	2002 Restricted Stock Plan of Fossil, Inc.
13	(1)	Fossil, Inc. 2001 Annual Report to Stockholders.
21.1	(1)	Subsidiaries of Fossil, Inc.
23.1	(1)	Consent of Independent Auditors.

(1)
Filed herewith.

(2)
Management contract or compensatory plan or arrangement.

(b)
Reports on Form 8-K

        The Company did not file any report on Form 8-K during the last quarter of the period covered by this Report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Richardson, State of Texas, on April 5, 2002.

FOSSIL, INC.
By:	/s/ KOSTA KARTSOTIS Kosta Kartsotis, President, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ TOM KARTSOTIS Tom Kartsotis	Chairman of the Board and Director (Principal Executive Officer)	April 5, 2002
/s/ KOSTA N. KARTSOTIS Kosta N. Kartsotis	President, Chief Executive Officer and Director	April 5, 2002
/s/ MIKE L. KOVAR Mike L. Kovar	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 5, 2002
/s/ MICHAEL W. BARNES Michael W. Barnes	President, International and Special Markets Division and Director	April 5, 2002
/s/ RICHARD H. GUNDY Richard H. Gundy	President, FOSSIL Watches and Stores Division and Director	April 5, 2002
/s/ JAL S. SHROFF Jal S. Shroff	Director	April 5, 2002
/s/ KENNETH W. ANDERSON Kenneth W. Anderson	Director	April 5, 2002
/s/ ALAN J. GOLD Alan J. Gold	Director	April 5, 2002
/s/ MICHAEL STEINBERG Michael Steinberg	Director	April 5, 2002
/s/ DONALD J. STONE Donald J. Stone	Director	April 5, 2002
/s/ JUNICH HATTORI Junich Hattori	Director	April 5, 2002

INDEPENDENT AUDITORS' REPORT

To the Directors of Fossil, Inc.:

We have audited the consolidated financial statements of Fossil, Inc. and subsidiaries as of January 5, 2002 and December 30, 2000, and for each of the three years in the period ended January 5, 2002, and have issued our report thereon dated February 25, 2002; such consolidated financial statements and report are included in your 2001 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Fossil, Inc. and subsidiaries listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Dallas, Texas
February 25, 2002

S-1

SCHEDULE II

FOSSIL, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Fiscal Years 1999, 2000, and 2001
(in thousands)

		Additions
			Deductions
		Charged (Credited) to Costs and Expenses
Classification	Balance at Beginning of Period		Actual Returns or Writeoffs	Balance at End of Period
Fiscal Year 1999:
Accounts receivable allowances:
Sales returns	13,966	23,667	(19,933)	17,700
Bad debts	6,864	2,573	(1,480)	7,957
Cash discounts	228	219	(274)	173
Inventory in transit for estimated customer returns	(7,485)	(10,732)	8,754	(9,463)
Fiscal Year 2000:
Accounts receivable allowances:
Sales returns	17,700	26,513	(22,966)	21,247
Bad debts	7,957	3,005	(1,481)	9,481
Cash discounts	173	170	(159)	184
Inventory in transit for estimated customer returns	(9,463)	(14,415)	11,609	(12,269)
Fiscal Year 2001:
Accounts receivable allowances:
Sales returns	21,247	29,385	(28,175)	22,457
Bad debts	9,481	3,037	(808)	11,710
Cash discounts	184	331	(190)	325
Inventory in transit for estimated customer returns	(12,269)	(16,586)	15,619	(13,236)

S-2

EXHIBIT INDEX

Exhibit Number		Description
3.1		Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).
3.2		Amended and Restated Bylaws of Fossil, Inc.(incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).
3.3		Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Report on Form 10-Q for the quarterly period ended June 30, 1995).
3.4		Second Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Report on Form 10-Q for the quarterly period ended July 4, 1998).
3.5		Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Report on Form 10-Q for the quarterly period ended July 1, 2000).
3.6		Amended and Restated Bylaws of Fossil, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Report on Form 10-Q for the quarterly period ended September 30, 2000).
10.1	(2)	Fossil, Inc. 1993 Nonemployee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.1 of the Company's Registration Statement of Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).
10.2	(2)	Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company's Registration Statement of Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).
10.3	(2)	Fossil, Inc. 1993 Savings and Retirement Plan (incorporated herein by reference to Exhibit 10.3 of the Company's Registration Statement of Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).
10.4		Non-Competition Agreement dated December 31, 1992 between Fossil, Inc. and Mr. Jal S. Shroff (incorporated herein by reference to Exhibit 10.12 of the Company's Registration Statement of Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).
10.5		Amended and Restated Buying Agent Agreement dated March 21, 1992 between Fossil, Inc. and Fossil East Ltd. (incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993).
10.6		Subordination Agreement of Fossil Trust for the benefit of First Interstate Bank of Texas, N.A. dated as of August 31, 1994 (incorporated by reference to Exhibit 10.7 of the Company's Report on Form 10-Q for the quarterly period ended September 30, 1994).
10.7		Indemnity Agreement dated as of August 31, 1994 from Fossil Partners, L.P. and Fossil, Inc. to First Interstate Bank of Texas, N.A. (incorporated by reference to Exhibit 10.8 of the Company's Report on Form 10-Q for the quarterly period ended September 30, 1994).

10.8		Master Licensing Agreement dated as of August 30, 1994, by and between Fossil, Inc. and Fossil Partners, L.P. (incorporated by reference to Exhibit 10.12 of the Company's Report on Form 10-Q for the quarterly period ended September 30, 1994).
10.9		Agreement of Limited Partnership of Fossil Partners, L.P. (incorporated by reference to Exhibit 10.13 of the Company's Report on Form 10-Q for the quarterly period ended September 30, 1994).
10.10		Overhead Allocation Agreement by and between Fossil Partners, L.P. and Fossil Stores I, Inc. dated December 1, 1994 (incorporated by reference to Exhibit 10.35 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994).
10.11		Stock Pledge Agreement entered into on May 2, 1995 by and between Fossil, Inc. and First Interstate Bank of Texas, N.A. (incorporated by reference to Exhibit 10.3 of the Company's Report on Form 10-Q for the quarterly period ended June 30, 1995).
10.12		Joint Development Agreement entered into on December 25, 1995 by and between Fossil, Inc., Seiko Instruments, Inc, and Time Tech, Inc. (incorporated by reference to Exhibit 10.43 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996).
10.13	(2)	First Amendment to the Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 of the Company's Report on Form 10-Q for the quarterly period ended July 4, 1998).
10.14	(2)	Second Amendment to the Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 of the Company's Report on Form 10-Q for the quarterly period ended July 4, 1998).
10.15	(2)	Amendment to the Fossil, Inc. 1993 Non-Employee Director Stock Option Plan (incoporated by reference to Exhibit 10.24 of the Company's Report on Form 10-K for the year-ended January 2, 1999).
10.16	(2)	Fossil, Inc. and Affiliates Deferred Compensation Plan (incoporated by reference to Exhibit 10.25 of the Company's Report on Form 10-K for the year-ended January 2, 1999).
10.17		Fourth Amended and Restated Loan Agreement by and among Wells Fargo Bank (Texas), National Association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc. and Fossil Stores II, Inc. dated as of June 28, 1999 (without exhibits) (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the quarterly period ended July 3, 1999)
10.18		Joint Venture Agreement between Fossil, Inc. and Seiko Instruments America, Inc. dated June 1, 1999 (without exhibits) (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the quarterly period ended October 2, 1999)
10.19		Service Agreement between SII Marketing International, Inc. and Fossil Partners, L.P. dated August 9, 1999 (incorporated by reference to Exhibit 10.2 of the Company's Report on Form 10-Q for the quarterly period ended October 2, 1999).
10.20		First Amendment to Fourth Amended and Restated Loan Agreement dated June 27, 2000 by and among Wells Fargo Bank Texas, National Association, a national banking association formerly known as Wells Fargo Bank (Texas), National Association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc. and Fossil Stores II, Inc. (without exhibits) (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the quarterly period ended July 1, 2000).

10.21		Joint Venture Agreement by and between Sucesores de A. Cadarso and Fossil Europe B.V., dated as of July 27, 2000 (without exhibits) (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the quarterly period ended September 30, 2000).
10.22	(2)	Third Amendment to the Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 of the Company's Report on Form 10-Q for the quarterly period ended July 7, 2001).
10.23		Agreement for the Sale and Purchase of the Avia Watch Company Limited between Roventa-Henex S.A. and Fossil (UK) Holdings Limited and Fossil, Inc. dated May 4, 2001 (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the quarterly period ended July 7, 2001).
10.24		Stock Purchase Agreement by and between Fossil, Inc. and FSLA Pty. Limited, Mike Houtzaager and Colette Houtzaager dated June 6, 2001 (without exhibits) (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the quarterly period ended October 6, 2001).
10.25		Stock Purchase and Joint Venture Agreement by and between Fossil, Inc. and Seiko Instruments Inc. dated June 14, 2001 (without exhibits) (incorporated by reference to Exhibit 10.2 of the Company's Report on Form 10-Q for the quarterly period ended October 6, 2001).
10.26		Share Purchase Agreement by and between Fossil Europe B.V. and Banque Degroof Luxembourg SA, Mr. Eric Gallou, Mr. Christian Matt, Activ'Invest SA dated August 3, 2001 (without schedules and exhibits) (incorporated by reference to Exhibit 10.3 of the Company's Report on Form 10-Q for the quarterly period ended October 6, 2001).
10.27		Asset Purchase Agreement between Genender International, Inc. and Fossil, Inc. dated August 27, 2001 (without exhibits and schedules) (incorporated by reference to Exhibit 10.4 of the Company's Report on Form 10-Q for the quarterly period ended October 6, 2001).
10.28	(1)	Second Amendment to Fourth Amended and Restated Loan Agreement dated June 26, 2001 by and among Wells Fargo Bank Texas, National Association, a national banking association formerly known as Wells Fargo Bank (Texas), National Association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc. and Fossil Stores II, Inc. (without exhibits).
10.29	(1)	Stock Purchase Agreement by and between Montres Antima SA and Flavio Rota and Meliga Habillement Horloger SA dated October 31, 2001 (without exhibits and schedules).
10.30	(1)	Asset Purchase Agreement by and between Meliga Habillement Horloger SA and Montres Antima SA dated October 31, 2001 (without exhibits and schedules).
10.31	(1)	Stock Purchase Agreement by and between Swiss Technology Holding AG and Michel Geiger dated October 31, 2001 (without exhibits and schedules).
10.32	(1)(2)	2002 Restricted Stock Plan of Fossil, Inc.
13	(1)	Fossil, Inc. 2001 Annual Report to Stockholders.
21.1	(1)	Subsidiaries of Fossil, Inc.
23.1	(1)	Consent of Independent Auditors.

(1)
Filed herewith.

(2)
Management contract or compensatory plan or arrangement.

QuickLinks

  (Mark One)
PART I
  Item 1. Business
  General
  Forward-Looking Information
  Industry Overview
  Business Strategy
  Operating Strategy
  Growth Strategy
  Products
  Design and Development
  Marketing and Promotion
  Sales and Customers
  Backlog
  Manufacturing
  Quality Control
  Distribution
  Management Information Systems
  Warranty and Repair
  Governmental Regulations
  Intellectual Property
  Competition
  Employees
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplemental Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K
SIGNATURES
  INDEPENDENT AUDITORS' REPORT
FOSSIL, INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS
EXHIBIT INDEX