Form 10-Q
period 2002-04-06
FOSSIL INC
filed 2002-05-21
CIK 883569

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: April 6, 2002

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

         The number of shares of Registrant's common stock, outstanding as of May 17, 2002: 30,610,578

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          FOSSIL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                             April 6,               January 5,
                                                                               2002                    2002
                                                                           (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                $  66,193              $  67,491
   Short-term marketable investments                                            5,428                  5,360
   Accounts receivable - net                                                   72,190                 74,035
   Inventories                                                                 95,036                103,662
   Deferred income tax benefits                                                10,194                  8,718
   Prepaid expenses and other current assets                                   13,805                 10,251
                                                                            ---------              ---------

            Total current assets                                              262,846                269,517

Investments in joint ventures                                                   1,170                  1,099
Property, plant and equipment - net                                            92,782                 90,036
Intangible and other assets - net                                               7,552                  7,814
Goodwill - net                                                                 12,397                 12,397
                                                                            ---------              ---------

                                                                            $ 376,747              $ 380,863
                                                                            =========              =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                            $      51              $  15,955
   Accounts payable                                                            21,492                 21,266
   Accrued expenses:
       Co-op advertising                                                       12,266                 14,838
       Compensation                                                             6,641                  8,594
       Other                                                                   22,894                 27,679
   Income taxes payable                                                        21,199                 17,905
                                                                            ---------              ---------

            Total current liabilities                                          84,543                106,237

Deferred income tax liability                                                  10,695                  7,318
Other long-term liabilities                                                       404                      -
Minority interest in subsidiaries                                               3,146                  3,285
Stockholders' equity:
   Common stock, 30,471,583 and 30,284,369 shares issued and
   30,470,211 and 30,284,369 shares outstanding, respectively                     305                    303
   Treasury stock, 1,372 shares, at cost                                         (36)                      -
   Additional paid-in capital                                                  20,014                 15,241
   Retained earnings                                                          263,926                252,112
   Accumulated other comprehensive loss                                       (4,146)                (3,633)
   Deferred compensation                                                      (2,104)                     -
                                                                            ---------              ---------

            Total stockholders' equity                                        277,959                264,023
                                                                            ---------              ---------

                                                                            $ 376,747              $ 380,863
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

                          FOSSIL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                    UNAUDITED
                    (In thousands, except per share amounts)


                                                                            For the 13              For the 14
                                                                           Weeks Ended              Weeks Ended
                                                                             April 6,                April 7,
                                                                               2002                    2001
                                                                               ----                    ----
Net sales                                                                   $ 143,680               $ 121,105
Cost of sales                                                                  72,188                  61,370
                                                                            ---------               ---------
   Gross profit                                                                71,492                  59,735

Operating expenses:
   Selling and distribution                                                    39,756                  32,582
   General and administrative                                                  12,472                  10,812
                                                                            ---------               ---------
            Total operating expenses                                           52,228                  43,394
                                                                            ---------               ---------

   Operating income                                                            19,264                  16,341
Interest expense                                                                   85                      24
Other income - net                                                                189                     345
                                                                            ---------               ---------
   Income before income taxes                                                  19,368                  16,662
Provision for income taxes                                                      7,553                   6,661
                                                                            ---------               ---------
   Net income                                                               $  11,815               $  10,001

Other comprehensive income (loss), net of taxes:
   Currency translation adjustment                                              (576)                 (1,520)
   Unrealized (loss) gain on short-term marketable investments                   (11)                      81
   Forward contracts as hedge of intercompany
      foreign currency payments:
       Cumulative effect of implementing SFAS No. 133                               -                   (400)
       Increase in fair values                                                     74                     681
                                                                            ---------               ---------
   Total comprehensive income                                               $  11,302               $   8,843
                                                                            =========               =========

Earnings per share:
   Basic                                                                    $    0.39               $    0.33
                                                                            =========               =========
   Diluted                                                                  $    0.37               $    0.32
                                                                            =========               =========
Weighted average common shares outstanding:
   Basic                                                                       30,340                  30,134
                                                                            =========               =========
   Diluted                                                                     31,768                  31,145
                                                                            =========               =========



See notes to condensed consolidated financial statements.

                          FOSSIL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (In thousands)

                                                                              For the 13           For the 14
                                                                              Weeks Ended          Weeks Ended
                                                                             April 6, 2002        April 7, 2001
                                                                             -------------        -------------
Operating activities:
   Net income                                                                   $  11,815           $  10,001
   Noncash items affecting net income:
       Minority interest in subsidiaries                                              302                 548
       Equity in net income of joint ventures                                        (71)                (95)
       Depreciation and amortization                                                2,792               2,025
       Tax benefit derived from exercise of stock options                             914                 151
       Loss on disposal of assets                                                     321                   -
       Increase in allowance for doubtful accounts                                    446                 313
       Decrease in allowance for returns -
          net of related inventory in transit                                       (708)               (779)
       Deferred income taxes                                                        1,902                 320
   Changes in operating assets and liabilities:
       Accounts receivable                                                          2,844               5,594
       Inventories                                                                  7,887             (8,691)
       Prepaid expenses and other current assets                                  (3,553)                 395
       Accounts payable                                                               260             (1,352)
       Accrued expenses                                                           (9,410)             (6,541)
       Income taxes payable                                                         3,293               5,044
                                                                                ---------           ---------

               Net cash from operating activities                                  19,034               6,933

Investing activities:
   Additions to property, plant and equipment                                     (5,322)             (3,054)
   (Purchase) sale of short-term marketable investments                              (68)               6,049
   Investments in joint ventures                                                        -               (165)
   Decrease (increase) in intangible and other assets                                 215               (313)
                                                                                ---------           ---------

               Net cash (used in) from investing activities                       (5,175)               2,517

Financing activities:
   Common stock issued upon exercise of stock options                               1,780                 314
   Acquisition and retirement of common stock                                        (23)             (3,539)
   Net acquisition of treasury stock                                                 (36)                   -
   Distribution of minority interest earnings                                       (441)               (677)
   Net decrease in notes payable                                                 (15,890)               (373)
                                                                                ---------           ---------

               Net cash used in financing activities                             (14,610)             (4,275)

Effect of exchange rate changes on cash and cash equivalents                        (547)                   7
                                                                                ---------           ---------
Net (decrease) increase in cash and cash equivalents                              (1,298)               5,182

Cash and cash equivalents:
   Beginning of period                                                             67,491              79,501
                                                                                ---------           ---------

   End of period                                                                $  66,193           $  84,683
                                                                                =========           =========


See notes to condensed consolidated financial statements.

                          FOSSIL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

1.       FINANCIAL STATEMENT POLICIES

Basis of Presentation. The condensed consolidated financial statements include the accounts of Fossil, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the "Company"). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company's financial position as of April 6, 2002, and the results of operations for the thirteen-week period ended April 6, 2002, and fourteen-week period ended April 7, 2001. All adjustments are of a normal, recurring nature. Reclassification of certain amounts for the fourteen-week period ended April 7, 2001, have been made to conform to the presentation for the thirteen-week period ended April 6, 2002.

These interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included in Form 10-K filed by the Company pursuant to the Securities Exchange Act of 1934 for the year ended January 5, 2002. Operating results for the thirteen-week period ended April 6, 2002, are not necessarily indicative of the results to be achieved for the full year.

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. The Company has not made any changes in its critical accounting policies from those disclosed in its most recent annual report.

Business. The Company designs, develops, markets and distributes fashion watches and other accessories, principally under the "FOSSIL" and "RELIC" brands names. The Company's products are sold primarily through department stores and other major retailers, both domestically and in over 90 countries worldwide.


2.       INVENTORIES

         Inventories consist of the following:
                                                                       April 6,            January 5,
                (In thousands)                                           2002                2002
                                                                         ----                ----

                Components and parts                                     $ 5,596           $  4,659
                Work-in-process                                            3,635              3,855
                Finished merchandise on hand                              61,747             70,547
                Merchandise at Company stores                             11,646             11,365
                Merchandise in-transit from estimated
                  customer returns                                        12,412             13,236
                                                                         -------           --------

                                                                         $95,036           $103,662
                                                                         =======           ========


3.       FOREIGN CURRENCY HEDGING INSTRUMENTS

The Company periodically enters into forward contracts principally to hedge the future payment of intercompany inventory transactions with its non-U.S. subsidiaries. At April 6, 2002, the Company had hedge contracts to sell 31.3 million Euro for approximately $27.4 million, expiring through December 2002. If the Company were to settle its Euro based contracts at the reporting date the net result would be a net gain of approximately $95,000, net of taxes, for the thirteen-week period ended April 6, 2002. This unrealized gain is recognized in other comprehensive income under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

In implementing SFAS No. 133, as of December 31, 2000, the Company recognized a net unrealized loss of approximately $400,000 in other comprehensive income. The net increase in fair value for the thirteen-week period ended April 6, 2002, and the fourteen-week period ended April 7, 2001, of approximately $74,000 and $681,000, respectively, are included in other comprehensive income (loss).

4.       SEGMENT AND GEOGRAPHIC INFORMATION
           (In thousands)


                                                    For the 13 Weeks                 For the 14 Weeks
                                                   Ended April 6, 2002              Ended April 7, 2001
                                                   -------------------              -------------------
                                                                 Operating                        Operating
                                                 Net Sales         Income           Net Sales       Income
                                                 ---------       ---------          ---------     ---------

           U.S.- exclusive of  Stores:
             External customers                      $ 78,860       $ 17,359          $  68,326      $ 12,941
             Intergeographic                           23,190              -             20,355             -
           Far East and Export:
             External customers                        12,042          5,277             12,781         6,795
             Intergeographic                           39,540              -             44,465             -
           Stores                                      14,090        (4,636)             11,119       (3,474)
           Europe                                      38,688          1,264             27,336           150
           Japan                                            -              -              1,543          (71)
           Intergeographic items                     (62,730)              -           (64,820)             -
                                                     --------       --------          ---------      --------
           Consolidated                              $143,680       $ 19,264          $ 121,105      $ 16,341
                                                     ========       ========          =========      ========



5.       EQUITY AND EARNINGS PER SHARE

Under the Company's stock-based compensation plan, a limited number of shares of restricted common stock may be granted at no cost to certain key officers and employees. These shares carry voting and dividend rights; however, sale or transfer of the shares is restricted. These restricted stock awards vest over a specific period of time. During March 2002, the Chairman of the Board of Directors donated 77,500 shares of common stock to the Company. These shares were subsequently reissued as restricted stock, which generally vest over a period of five to nine years and have a zero exercise price. Approximately $2.1 million was recorded as deferred compensation and an increase to additional paid-in capital based upon the fair value of the shares at the date of grant. The deferred compensation expense will be amortized into earnings over the vesting period.

The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS:

                                                           For the 13       For the 14
        (In thousands, except per share data)             Weeks Ended       Weeks Ended
                                                           April 6,          April 7,
                                                              2002             2001
                                                              ----             ----

        Numerator:
             Net income                                       $ 11,815        $ 10,001
                                                              --------        --------

        Denominator:
        Basic EPS computation:
             Weighted average common
                shares outstanding                              30,340          30,134
                                                              --------        --------

        Basic EPS                                             $   0.39        $   0.33
                                                              ========        ========

        Diluted EPS computation:
             Basic weighted average common
                shares outstanding                              30,340          30,134
             Stock option conversion                             1,428           1,011
                                                              --------        --------
                                                                31,768          31,145
                                                              --------        --------

        Diluted EPS                                           $   0.37        $   0.32
                                                              ========        ========


6.       RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These standards were adopted by the Company on July 1, 2001. Under SFAS No. 142, all goodwill and intangible assets with indefinite lives will not be amortized but will be tested for impairment annually and also in the event of an impairment indication. As required by SFAS No. 142, the results for periods prior to its adoption have not been restated. The pro forma effect, if SFAS No. 142 had been adopted effective December 31, 2000, would not have changed previously reported basic or diluted earnings per share for the fourteen-week period ended April 7, 2001.

The FASB also issued SFAS No. 144, "Accounting for the Impairment or the Disposal of Long-Lived Assets," which was effective January 6, 2002 for the Company. SFAS No. 144 supersedes SFAS No.121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company has evaluated the impact of the provisions of SFAS No. 144, and the results of such evaluation did not result in any material adjustments to the carrying value of its long-lived assets as of the balance sheet date.

7.       SUBSEQUENT EVENT

On May 14, 2002, the Board of Directors of the Company declared a 3-for-2 stock split ("Stock Split") of the Company's $0.01 par value common stock ("Common Stock"), which will be in the form of a 50% stock dividend payable on June 7, 2002 to stockholders of record on May 24, 2002. Retroactive effect will be given to the Stock Split in stockholders' equity accounts and in all share and per share data in subsequent consolidated financial statements and notes thereto.

                          FOSSIL, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of Fossil, Inc. and its wholly and majority-owned subsidiaries (the "Company") for the thirteen-week period ended April 6, 2002 (the "First Quarter"), as compared to the fourteen-week period ended April 7, 2001 (the "Prior Year Quarter"). This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes attached hereto.

General

Fossil is a design, development, marketing and distribution company that specializes in consumer products predicated on fashion and value. The FOSSIL brand name was developed by the Company to convey a distinctive fashion, quality and value message and a brand image reminiscent of "America in the 1950s" that suggests a time of fun, fashion and humor. Since its inception in 1984, the Company has grown from its original flagship FOSSIL watch product into a company offering a diversified range of accessories and apparel. The Company's principle offerings include an extensive line of watches sold under the FOSSIL and RELIC brands as well as complementary lines of small leather goods, belts, handbags, sunglasses, jewelry and FOSSIL brand apparel. In addition to developing its own brands, the Company leverages its development and production expertise by designing and manufacturing private label and licensed products for some of the most prestigious companies in the world, including national retailers, entertainment companies and fashion designers. During 2001, the Company acquired certain businesses located in Switzerland that provide the necessary infrastructure to design, source and produce fine quality Swiss-made timepieces. The Company anticipates launching its initial Swiss watch offering in late 2002.

The Company's products are sold primarily to department stores and specialty retail stores in over 90 countries worldwide through Company-owned foreign sales subsidiaries and through a network of independent distributors. The Company's foreign operations, including distributors, include a presence in Asia, Australia, Canada, the Caribbean, Europe, Central and South America and the Middle East. In addition, the Company's products are offered at Company-owned retail stores primarily located throughout the United States and in independently-owned, authorized FOSSIL retail stores and kiosks located in several major airports, on cruise ships and in certain international markets. The Company's successful expansion of its product lines worldwide and leveraging of its infrastructure have contributed to its increasing net sales and operating profits during the last five fiscal years.

First Quarter Highlights

          o The Company achieved record First Quarter net sales of $144 million with increases in virtually all business and product categories.
          o Domestic watch sales increased 8.5% to $42 million primarily as a result of a 25% increase in FOSSIL watches.
          o The Company further expanded its RELIC accessories business with continued roll-out of leather and sunglass products.
          o    Sales generated from the Company's European-based operations grew
               41% including $7 million in sales from recent acquisitions.
          o    The  Company  operated  91 retail  locations  (44  outlet  and 47 accessory) at the end of the First Quarter, compared to 77 stores (39 outlet and 38 accessory) at the end of the Prior Year Quarter. This retail store expansion and 3% same store sales growth generated sales increases of 27% for the First Quarter.
          o The Company revised its sales and earnings guidance for fiscal 2002, estimating sales increases slightly above 15% and earnings per share in a range from $1.75 - $1.80, on a diluted basis.

Results of Operations

The following table sets forth, for the periods indicated, (i) the percentages of the Company's net sales represented by certain line items from the Company's condensed consolidated statements of income and (ii) the percentage changes in these line items between the First Quarter and the comparable period of the Prior Year Quarter.


                                             Percentage of               Percentage
                                               Net Sales                   Change
                                               ---------                   ------
                                    For the 13        For the 14        For the 13
                                    Weeks Ended       Weeks Ended       Weeks Ended
                                      April 6,          April 7,         April 6,
                                        2002              2001             2002
                                        ----              ----             ----

Net sales                                100.0%            100.0%            18.6%
Cost of sales                             50.2              50.7             17.6
                                         -----             -----
Gross profit margin                      49.8              49.3              19.7
Selling and distribution
  expenses                               27.7              26.9              22.0
General and administrative
  expenses                                8.7               8.9              15.4
                                        -----             -----
Operating income                         13.4              13.5              17.9
Interest expense                          0.0               0.0               n/a
Other income - net                        0.1               0.3             (45.4)
                                        -----             -----
Income before income taxes               13.5              13.8              16.2
Provision for Income taxes                5.3               5.5              13.4
                                        -----             -----
Net income                                8.2%              8.3%             18.1%
                                        =====             =====


Net Sales. The following table sets forth certain components of the Company's consolidated net sales and the percentage relationship of the components to consolidated net sales for the periods indicated (in millions, except percentage data):


                                         Amounts                          % of Total
                                         -------                          ----------
                              For the 13        For the 14       For the 13        For the 14
                              Weeks Ended      Weeks Ended       Weeks Ended      Weeks Ended
                                April 6,         April 7,          April 6,         April 7,
                                 2002              2001             2002              2001
                                 ----              ----             ----              ----

International:
  Europe                          $ 38.7            $ 27.4              27   %            23  %
  Other                             12.0              14.3               8                12
                                  ------            ------             ---               ---
     Total International            50.7              41.7              35                35
                                  ------            ------             ---               ---


Domestic:
   Watch products                   42.2              38.9              29                32
   Other products                   36.7              29.4              26                24
                                  ------            ------             ---               ---
      Total Domestic                78.9              68.3              55                56
                                  ------            ------             ---               ---

    Stores                          14.1              11.1              10                 9
                                  ------            ------             ---               ---

Total Net Sales                   $143.7            $121.1             100  %            100  %
                                  ======            ======             ===               ===



Sales from the Company's domestic watch business increased 8.5% during the First Quarter primarily due to a 25% increase in sales of FOSSIL watches and increases in licensed watch sales. The FOSSIL watch increase resulted from increased orders from retailers to replenish lower year-end inventory levels and continued strong sell-throughs relating to new styles launched during the second half of 2001. These increases were partially offset by sales decreases in the Company's private label and premiums business.

Sales from the Company's domestic leather and sunglass businesses increased 25% over the Prior Year Quarter. Continued product roll-outs of RELIC leather and sunglasses and sales increases across most FOSSIL leather categories fueled this growth. Sales from the Company's international operations grew 22% during the First Quarter led by a 41% increase in European sales or a 16% increase excluding recent acquisitions. The 16% sales increase in Europe was primarily related to continued growth in licensed watch sales and further expansion of FOSSIL jewelry. Sales from the Company's retail stores increased 27% as a result of an increase in the average number of stores opened during the period and blended same store sales increases of 3%.

Gross Profit. Gross profit margin increased to 49.8% in the First Quarter compared to 49.3% in the Prior Year Quarter. Gross profit margin was favorably impacted by a higher sales mix of FOSSIL watch, international and retail store sales all of which generate margins in excess of the Company's historical average gross profit margin. These increases in gross profit margin were offset by the effects of a higher mix of RELIC leather sales, which generally produce margins below the Company's consolidated gross profit margin, and a 5% decrease in the average Euro rate which had the effect of reducing gross profit margin by approximately 40 basis points.

Operating Expenses. Operating expenses, as a percentage of net sales, increased in the First Quarter to 36.4% compared to 35.8% in the Prior Year Quarter. The $8.8 million increase was primarily related to increases in variable expenses to support net sales increases, expenses relating to expansion of the Company's administrative facilities and expenses relating to the Company's new distribution facility. Operating expenses relating to businesses acquired after the Prior Year Quarter were $2.7 million.

Operating Income. The increase in gross profit margin and the increase in operating expenses as a percentage of net sales resulted in an operating profit margin of 13.4% for the First Quarter, compared to a 13.5% operating profit margin in the Prior Year Quarter.

Other Income - net.  Other  income - net  decreased  by  approximately  $150,000 during the First Quarter. This decrease was primarily due to reduced interest income resulting from lower average cash balances invested during the period and lower yields due to substantial decreases in interest rates since the Prior Year Quarter.

Provision For Income Taxes. The Company's effective income tax rate decreased to 39% during the First Quarter compared to 40% in the Prior Year Quarter to reflect the lower worldwide effective tax rate being achieved by the Company.

Liquidity and Capital Resources

The Company's general business operations historically have not required substantial cash needs during the first several months of its fiscal year. Generally, starting in the second quarter the Company's cash needs begin to increase, typically reaching their peak in the September-November time frame. The Company's cash holdings and short-term marketable securities of $72 million at the end of the First Quarter remained virtually unchanged from year-end 2001. Net cash generated from operating activities of approximately $19 million during the First Quarter was used to finance approximately $6 million of capital additions and to pay off approximately $16 million outstanding under the Company's short-term credit facility.

Accounts receivable increased 22% over the Prior Year Quarter. Days sales outstanding decreased to 46 days in the First Quarter compared to 47 days in the Prior Year Quarter. Inventory increased 7% over the Prior Year Quarter to $95 million. This increase was substantially below the First Quarter net sales increase of 18.6% and below the $104 million of inventory at the end of fiscal 2001.

At the end of the First Quarter, the Company had working capital of $178 million compared to working capital of $174 million and $163 million at the end of the Prior Year Quarter and fiscal 2001 year-end, respectively. The Company had no outstanding borrowings against its $40 million bank credit facility at the end of the First Quarter. Management believes that cash flow from operations combined with existing cash on hand and amounts available under its credit facility will be sufficient to satisfy working capital requirements for at least the next eighteen months.

Forward-Looking Statements

Included within management's discussion of the Company's operating results, "forward-looking statements" were made within the meaning of the Private Securities Litigation Reform Act of 1995 regarding expectations for 2002. The actual results may differ materially from those expressed by these forward-looking statements. Significant factors that could cause the Company's
2002 operating results to differ materially from management's current expectations include, among other items, significant changes in consumer spending patterns or preferences, competition in the Company's product areas, international in comparison to domestic sales mix, changes in foreign currency valuations in relation to the United States dollar, principally the European Union's, an inability of management to control operating expenses in relation to net sales without damaging the long-term direction of the Company and the risks and uncertainties set forth in the Company's current report on Form 8-K dated March 30, 1999.

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


                                         FOSSIL, INC.



Date: May 20, 2002                       /s/ Mike L. Kovar
                                        ----------------------------------------
                                        Mike L. Kovar
                                        Senior Vice President and Chief
                                        Financial Officer
                                        (Principal financial and accounting
                                        officer duly authorized to sign on
                                        behalf of Registrant)

                                  EXHIBIT INDEX

Exhibit
Number                              Document Description
------                              --------------------

None