Form 10-Q
period 2002-07-06
FOSSIL INC
filed 2002-08-20
CIK 883569

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 6, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-19848

FOSSIL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2018505 (I.R.S. Employer Identification No.)
2280 N. Greenville Avenue, Richardson, Texas (Address of principal executive offices)	75082 (Zip Code)

(972) 234-2525
(Registrant's telephone number, including area code)

        Indicate by check mark whether registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of shares of Registrant's common stock, outstanding as of August 16, 2002: 46,186,926

PART 1—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FOSSIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	July 6, 2002	January 5, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$78,321	$67,491
Short-term marketable investments	5,560	5,360
Accounts receivable—net	69,472	74,035
Inventories	112,122	103,662
Deferred income tax benefits	12,790	8,718
Prepaid expenses and other current assets	12,339	10,251

Total current assets	290,604	269,517
Investment in joint ventures	1,323	1,099
Property, plant and equipment—net	94,475	90,036
Intangible and other assets—net	7,172	7,814
Goodwill—net	12,397	12,397

	$405,971	$380,863

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$—	$15,955
Accounts payable	31,638	21,266
Accrued expenses:
Co-op advertising	12,713	14,838
Compensation	8,505	8,594
Other	26,750	27,679
Income taxes payable	15,964	17,905

Total current liabilities	95,570	106,237
Deferred income tax liability	15,869	7,318
Other long-term liabilities	12	—
Minority interest in subsidiaries	3,496	3,285
Stockholders' equity:
Common stock, 46,117,634 and 45,426,554 shares issued and outstanding, respectively	461	303
Additional paid-in capital	23,592	15,241
Retained earnings	273,664	252,112
Accumulated other comprehensive loss	(4,671)	(3,633)
Deferred compensation	(2,022)	—

Total stockholders' equity	291,024	264,023

	$405,971	$380,863

See notes to condensed consolidated financial statements.

FOSSIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

UNAUDITED

(In thousands, except per share amounts)

	For the 13 Weeks Ended July 6, 2002	For the 13 Weeks Ended July 7, 2001	For the 26 Weeks Ended July 6, 2002	For the 27 Weeks Ended July 7, 2001
Net sales	$142,460	$112,357	$286,139	$233,462
Cost of sales	70,985	55,453	143,172	116,823

Gross profit	71,475	56,904	142,967	116,639
Operating expenses:
Selling and distribution	42,614	34,545	82,371	67,127
General and administrative	12,692	10,775	25,164	21,587

Total operating expenses	55,306	45,320	107,535	88,714

Operating income	16,169	11,584	35,432	27,925
Interest expense	15	27	99	51
Other (expense) income—net	(192)	588	(4)	932

Income before income taxes	15,962	12,145	35,329	28,806
Provision for income taxes	6,224	4,862	13,777	11,523

Net income	$9,738	$7,283	$21,552	$17,283
Other comprehensive income (loss), net of taxes:
Currency translation adjustment	3,253	(2,603)	2,677	(4,123)
Unrealized gain (loss) on short-term investments	59	(5)	48	76
Forward contracts as hedge of intercompany foreign currency payments:
Cumulative effect of implementing SFAS No. 133	—	—	—	(400)
(Decrease) increase in fair values	(3,837)	431	(3,763)	1,112

Total comprehensive income	$9,213	$5,106	$20,514	$13,948

Earnings per share:
Basic	$0.21	$0.16	$0.47	$0.38

Diluted	$0.20	$0.16	$0.45	$0.37

Weighted average common shares outstanding:
Basic	45,944	45,110	45,727	45,188

Diluted	48,487	46,889	48,107	46,832

See notes to condensed consolidated financial statements.

FOSSIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(In thousands)

	For the 26 Weeks Ended July 6, 2002	For the 27 Weeks Ended July 7, 2001
Operating activities:
Net income	$21,552	$17,283
Noncash items affecting net income:
Minority interest in subsidiaries	772	658
Equity in net (income) loss of joint venture	(88)	204
Depreciation and amortization	6,710	4,258
Deferred compensation amortization	82	—
Tax benefit derived from exercise of stock options	2,053	—
Loss on disposal of assets	330	—
Increase in allowance for doubtful accounts	1,287	251
Decrease in allowance for returns—net of related inventory in transit	(276)	(1,058)
Deferred income taxes	4,479	279
Changes in operating assets and liabilities:
Accounts receivable	3,236	10,604
Inventories	(8,144)	(16,574)
Prepaid expenses and other current assets	(2,088)	56
Accounts payable	7,872	(7,891)
Accrued expenses	(3,279)	(5,465)
Income taxes payable	(1,941)	983

Net cash from operating activities	32,557	3,588
Investing activities:
Additions to property, plant and equipment	(11,226)	(13,207)
(Purchase) sale of short-term marketable investments	(200)	5,984
Net assets acquired in business combinations	—	(5,121)
Investments in joint ventures	—	(165)
Decrease (increase) in intangible and other assets	389	(244)

Net cash used in investing activities	(11,037)	(12,753)
Financing activities:
Net common stock issued upon exercise of stock options	4,353	1,671
Acquisition and retirement of common stock	—	(3,539)
Distribution of minority interest earnings	(561)	(676)
Net decrease in notes payable	(15,943)	(456)

Net cash used in financing activities	(12,151)	(3,000)
Effect of exchange rate changes on cash and cash equivalents	1,461	(84)

Net increase (decrease) in cash and cash equivalents	10,830	(12,249)
Cash and cash equivalents:
Beginning of period	67,491	79,501

End of period	$78,321	$67,252

See notes to condensed consolidated financial statements.

FOSSIL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1.    FINANCIAL STATEMENT POLICIES

        Basis of Presentation.    The condensed consolidated financial statements include the accounts of Fossil, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the "Company"). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company's financial position as of July 6, 2002, and the results of operations for the thirteen-week periods ended July 6, 2002 and July 7, 2001, respectively and the twenty-six week and twenty-seven week periods ended July 6, 2002 and July 7, 2001, respectively. The additional week in the 2001 six-month period did not have a material impact on comparability. All adjustments are of a normal, recurring nature. Reclassification of certain amounts for the thirteen-week and twenty-seven week periods ended July 7, 2001, have been made to conform to the presentation for the thirteen-week and twenty-six week periods ended July 6, 2002.

        These interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included in Form 10-K filed by the Company pursuant to the Securities Exchange Act of 1934 for the year ended January 5, 2002. Operating results for the thirteen-week and twenty-six week periods ended July 6, 2002, are not necessarily indicative of the results to be achieved for the full year.

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

2.    INVENTORIES

        Inventories consist of the following:

	July 6, 2002	January 5, 2002
	(In thousands)
Components and parts	$5,686	$4,659
Work-in-process	4,471	3,855
Finished merchandise on hand	75,627	70,547
Merchandise at Company retail stores	13,838	11,365
Merchandise in-transit from estimated customer returns	12,500	13,236

	$112,122	$103,662

3.    FOREIGN CURRENCY HEDGING INSTRUMENTS

        The Company periodically enters into forward contracts principally to hedge the future payment of intercompany inventory transactions with its non-U.S. subsidiaries. At July 6, 2002, the Company had hedge contracts to sell 85.4 million Euro for approximately $77.5 million, expiring through June 2003 and 2.9 million British Pounds for approximately $4.4 million, expiring through February 2003. If the

Company were to settle its Euro and British based contracts at the reporting dates the net result would be a net loss of approximately $3.7 million, net of taxes, for the twenty-six week period ended July 6, 2002. This unrealized loss is recognized in other comprehensive income under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

        In implementing SFAS No. 133, as of December 31, 2000, the Company recognized a net unrealized loss of approximately $400,000 in other comprehensive income. The net decrease in fair value for the twenty-six week period ended July 6, 2002, of approximately $3.8 million and the net increase in fair value for the twenty-seven week period ended July 7, 2001 of $1.1 million are included in other comprehensive income (loss).

4.    SEGMENT AND GEOGRAPHIC INFORMATION

	For the 13 Weeks Ended July 6, 2002		For the 13 Weeks Ended July 7, 2001
	Net Sales	Operating Income	Net Sales	Operating Income
	(In thousands)
U.S.—exclusive of Stores:
External customers	$72,494	$9,490	$58,965	$6,292
Intergeographic	21,081	—	14,275	—
Far East and Export:
External customers	13,513	5,800	11,255	7,215
Intergeographic	57,239	—	49,162	—
Stores	17,958	(2,675)	14,612	(2,692)
Europe	38,495	3,554	26,500	1,133
Japan	—	—	1,025	(364)
Intergeographic items	(78,320)	—	(63,437)	—

Consolidated	$142,460	$16,169	$112,357	$11,584

	For the 26 Weeks Ended July 6, 2002		For the 27 Weeks Ended July 7, 2001
	Net Sales	Operating Income	Net Sales	Operating Income
	(In thousands)
U.S.—exclusive of Stores:
External customers	$151,353	$26,848	$127,290	$19,233
Intergeographic	44,271	—	34,630	—
Far East and Export:
External customers	25,555	11,077	24,036	14,010
Intergeographic	96,779	—	93,627	—
Stores	32,048	(7,311)	25,731	(6,166)
Europe	77,183	4,818	53,837	1,283
Japan	—	—	2,568	(435)
Intergeographic items	(141,050)	—	(128,257)	—

Consolidated	$286,139	$35,432	$233,462	$27,925

5.    EARNINGS PER SHARE

        The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS:

	For the 13 Weeks Ended July 6, 2002	For the 13 Weeks Ended July 7, 2001	For the 26 Weeks Ended July 6, 2002	For the 27 Weeks Ended July 7, 2001
	(In thousands, except per share data)
Numerator:
Net income	$9,738	$7,283	$21,552	$17,283

Denominator:
Basic EPS computation:
Weighted average common shares outstanding	45,944	45,110	45,727	45,188

Basic EPS	$0.21	$0.16	$0.47	$0.38

Diluted EPS computation:
Denominator:
Basic weighted average common shares outstanding	45,944	45,110	45,727	45,188
Stock option conversion	2,543	1,779	2,380	1,644

	48,487	46,889	48,107	46,832

Diluted EPS	$0.20	$0.16	$0.45	$0.37

6.    SUBSEQUENT EVENTS—ACQUISITIONS

        In July 2002, Fossil Europe B.V., Ltd. "Fossil B.V.", a wholly owned subsidiary of the Company, acquired 100% of the capital stock in the Company's Swiss distributor, No-Time AG, for a purchase price of approximately $3.1 million paid in cash. Fossil B.V. also acquired 100% of the capital stock for three stores in Switzerland from X-Time AG for a purchase price of approximately $10,000 paid in cash. These acquisitions were recorded as purchases and, in connection therewith, the Company recorded goodwill of approximately $2.0 million.

        On July 31, 2002, Fossil Canada Inc., a wholly owned subsidiary of the Company, acquired four full price FOSSIL retail stores in Canada that were previously operated under a license agreement with Comark Inc. for a purchase price of approximately $400,000. This acquisition was recorded as a purchase and no goodwill was recorded in connection with this transaction.

7.    STOCK SPLIT

        On May 14, 2002, the Board of Directors of the Company declared a 3-for-2 stock split ("Stock Split") of the Company's $0.01 par value common stock ("Common Stock"), effected in the form of a 50% stock dividend payable on June 7, 2002 to stockholders of record on May 24, 2002. Retroactive effect was given to the Stock Split in stockholders' equity accounts and in all share and per share data in the consolidated financial statements and notes thereto for all periods presented.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following is a discussion of the financial condition and results of operations of Fossil, Inc. and its wholly and majority-owned subsidiaries (the "Company") for the thirteen and twenty-six week periods ended July 6, 2002 (the "Second Quarter" and "Year To Date Period," respectively), as compared to the thirteen and twenty-seven week periods ended July 7, 2001 (the "Prior Year Quarter" and "Prior Year YTD Period," respectively). This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes attached hereto.

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

        The Company's products are sold primarily to department stores and specialty retail stores in over 90 countries worldwide through Company-owned foreign sales subsidiaries, joint ventures and a network of more than 40 independent distributors. The Company's foreign operations, including distributors, include a presence in Asia, Australia, Canada, the Caribbean, Europe, Central and South America and the Middle East. In addition, the Company's products are offered at Company-owned retail stores primarily located throughout the United States and in independently-owned, authorized FOSSIL retail stores and kiosks located in several major airports, on cruise ships and in certain international markets. The Company's successful expansion of its product lines worldwide and leveraging of its infrastructure have contributed to its increasing net sales and operating profits during the last five fiscal years.

Second Quarter and Year To Date Period Highlights

  •
  Sales from FOSSIL watches domestically increased 22% and 25% during the Second Quarter and Year To Date Period, respectively.

  •
  Sales from the Company's European operations increased 45% and 43% during the Second Quarter and Year To Date Period, respectively.

  •
  Sales from the Company's licensed watch lines surpassed $50 million during the Year To Date Period, a 34% increase over the Prior Year YTD Period.

  •
  Sales from the Company's domestic accessories business increased 27% and 22% during the Second Quarter and Year To Date Period, respectively.

  •
  FOSSIL branded jewelry, initially launched in Germany in late 2001, grew 91% to $6.1 million for the Year to Date Period.

  •
  The Company operated 96 retail locations consisting of 47 outlet, 31 accessory and 18 jeanswear stores at the end of the Second Quarter compared to 82 stores (43 outlet, 22 accessory and 17 jeanswear stores) at the end of the Prior Year Quarter. This retail store expansion and 3% comp increases generated sales growth of 23% and 25% during the Second Quarter and Year To Date Period, respectively.

Results of Operations

        The following table sets forth, for the periods indicated, (i) the percentages of the Company's net sales represented by certain line items from the Company's condensed consolidated statements of income and (ii) the percentage changes in these line items between the Second Quarter and the comparable period of the Prior Year Quarter.

	Percentage of Net Sales		Percentage Change	Percentage of Net Sales		Percentage Change
	For the 13 Weeks Ended		For the 13 Weeks Ended	For the 26 Weeks Ended	For the 27 Weeks Ended	For the 26 Weeks Ended
	July 6, 2002	July 7, 2001	July 6, 2002	July 6, 2002	July 7, 2001	July 6, 2002
Net sales	100.0%	100.0%	26.8%	100.0%	100.0%	22.5%
Cost of sales	49.8	49.4	28.0	50.0	50.0	22.5

Gross profit	50.2	50.6	25.6	50.0	50.0	22.5
Selling and distribution expenses	29.9	30.7	23.3	28.7	28.8	22.2
General and administrative expenses	8.9	9.6	18.1	8.9	9.2	18.2

Operating income	11.4	10.3	39.6	12.4	12.0	26.9
Interest expense	0.0	0.0	54.2	0.0	0.0	(93.8)
Other (expense) income—net	(0.2)	0.5	(32.7)	(0.1)	0.3	(0.4)

Income before income taxes	11.2	10.8	31.4	12.3	12.3	22.6
Income taxes	4.4	4.3	28.0	4.8	4.9	19.6

Net income	6.8%	6.5%	33.7%	7.5%	7.4%	24.7%

        Net Sales.    The following table sets forth certain components of the Company's consolidated net sales and the percentage relationship of the components to consolidated net sales for the periods indicated (in millions, except percentage data):

	Amounts		% of Total
	For the 13 Weeks Ended July 6, 2002	For the 13 Weeks Ended July 7, 2001	For the 13 Weeks Ended July 6, 2002	For the 13 Weeks Ended July 7, 2001
International:
Europe	$38.5	$26.5	27%	24%
Other	13.5	12.3	9	11

Total International	52.0	38.8	36	35

Domestic:
Watch products	45.7	37.4	32	33
Other products	26.8	21.6	19	19

Total Domestic	72.5	59.0	51	52

Stores	18.0	14.6	13	13

Total Net Sales	$142.5	$112.4	100%	100%

	Amounts		% of Total
	For the 26 Weeks Ended July 6, 2002	For the 27 Weeks Ended July 7, 2001	For the 26 Weeks Ended July 6, 2002	For the 27 Weeks Ended July 7, 2001
International:
Europe	$77.1	$53.9	27%	23%
Other	25.5	26.6	9	12

Total International	102.6	80.5	36	35

Domestic:
Watch products	87.9	76.3	31	32
Other products	63.5	51.0	22	22

Total Domestic	151.4	127.3	53	54

Stores	32.1	25.7	11	11

Total Net Sales	$286.1	$233.5	100%	100%

        Second Quarter sales from the Company's domestic watch business increased by 22% primarily due to a 22% increase in sales of FOSSIL watches as a result of continued strong sell-throughs related to new styles developed in the second half of 2001. Additionally, sales from the Company's domestic licensed watch lines increased 95% during the Second Quarter, led by the launch of the COLUMBIA brand and strong sales growth from all other licensed brands. Domestic sales of the Company's accessory and sunglass businesses rose 24% over the Prior Year Quarter. Continued sales growth in FOSSIL accessories and further roll-out of RELIC accessories and sunglasses contributed to the growth in this area. Total international sales rose 35% during the Second Quarter with particular strength in Europe, which increased 45%. Excluding acquisitions that contributed approximately $6 million in sales during the Second Quarter, sales in Europe increased 25% primarily as a result of growth in licensed watch and FOSSIL jewelry sales. Company-owned retail store sales increased 23% due to an 18% increase in the average number of stores being opened during the Second Quarter compared to the Prior Year Quarter and comp-store sales gains of 3%. Net sales for the Year To Date Period rose 22.5% to $286.1 million compared to $233.5 million during the Prior Year YTD Period. This increase was a result of balanced growth in each major product category both domestically and abroad as demonstrated in the Second Quarter.

        The Company anticipates sales growth for the second half of 2002 in the 15% to 20% range. Although sales for the first half of 2002 increased over 22%, certain segments of the business are not expected to continue to grow at the levels seen in the first half of 2002. These include the following:

  •
  Domestic FOSSIL watch sales—Sales in the first half of 2002 were favorably affected by replenishment of retail inventories during the first quarter as result of a successful holiday season in 2001. Furthermore, comparative results will be more difficult for the second half of 2002 as FOSSIL watches will start to anniversary the newness in the line that was launched during the second half of 2001.

  •
  Acquisitions, that contributed approximately $14 million in sales during the first half of 2002, were commenced during the second half of 2001.

  •
  RELIC accessory sales, that more than doubled during the first half of 2002, will anniversary the handbag launch that occurred in the second half of 2001.

  •
  Retail store sales, that increased over 20% during the first half of 2002, will begin to slow as a result of fewer stores being opened in the last twelve months.

        Gross Profit.    Gross profit increased 25.6% to $71.5 million during the Second Quarter compared to $56.9 million in the Prior Year Quarter. The Second Quarter gross profit margin decreased to 50.2% compared to 50.6% in the Prior Year Quarter. The small decrease in gross profit margin was attributable to a higher sales mix of lower margin RELIC accessories, decreased gross profit margins in outlet stores and slightly lower margins in FOSSIL accessory sales. These influences on gross profit margins were offset by higher gross profit margins on sales from our international business and a greater mix of higher margin licensed watch sales. Additionally, a 4% increase in the average Euro rate, when compared to the Prior Year Quarter, positively contributed approximately 10 basis points to the overall gross profit margin during the Second Quarter. For the Year To Date Period, gross profit margin remained unchanged from the 50.0% in the Prior Year YTD Period. Management believes gross margins for the third quarter of 2002 could be higher than the prior year quarter while 2002 fourth quarter margins are expected to be equal to or slightly below the gross profit margins in the same quarter last year.

        Operating Expenses.    Operating expenses for the Second Quarter increased to $55.3 million, or 22%, from $45.3 million in the Prior Year Quarter. Operating expenses for the Second Quarter, as a percentage of sales, improved 150 basis points to 38.8% from 40.3% from the Prior Year Quarter. On a relative dollar basis, significant operating expense increases included $3.3 million from acquired companies, higher payroll cost primarily related to developing the Company's Swiss infrastructure and higher amortization/depreciation expense associated with the Company's new distribution center and expansion of its office space in the Company's Richardson, Texas headquarters. Operating expenses for the Year To Date Period increased to $107.5 million, or 21% from $88.7 million in the Prior Year YTD Period. For the Year To Date Period, operating expenses, as a percentage of net sales, decreased to 37.6% compared to 38.0% in the Prior Year YTD Period.

        The Company was able to leverage its operating expense by 150 basis points on a comparative basis during the Second Quarter. For the third and fourth quarters of 2002, Management expects operating expenses, as a percentage of sales, to be equal to or slightly less than levels seen in the same periods of the prior year. To fully capitalize on the strong sales gains in FOSSIL watches, the Company intends to increase its advertising budget for the second half of 2002 in an effort to further increase market share in the U.S. and further penetrate distribution channels internationally. Additionally, with the launch of the Company's proprietary Swiss watch brand ZODIAC, the introduction of BURBERRY licensed watches and the launch of EMPORIO ARMANI licensed jewelry, all scheduled for the second half of 2002, the Company expects to further broaden its operating infrastructure to support these businesses. As a result, contributions from these Swiss watch businesses and the EMPORIO ARMANI jewelry line are not expected to be accretive to earnings during 2002.

        Operating Income.    Increased sales and a reduction of operating expenses, as a percentage of sales, enabled the Company's Second Quarter operating profit margin to rise by 110 basis points to 11.4% compared to 10.3% in the Prior Year Quarter. The operating profit margin for the Year To Date Period also improved to 12.4% compared to 12.0% in the Prior Year YTD Period. Management believes fiscal 2002 operating margins will increase at least 50 basis points on a comparable basis to the prior year.

        Other Income (Expense).    Other income (expense) increased unfavorably by approximately $800,000 during the Second Quarter and $900,000 during the Year To Date Period. These increases were primarily related to: (i) a one-time fee paid by a customer to the Company for web design consultation during the Prior Year Quarter, (ii) decreased minority interest expense resulting from the Company's acquisition of additional equity interests in its majority-owned factories during the Prior Year Period and (iii) a reduction of interest income during the Second Quarter and Year To Date Period due principally to lower interest rate yields on invested cash balances.

        Provision For Income Taxes.    The Company's effective income tax rate decreased to 39% during the Second Quarter and Year To Date Period compared to 40% in the Prior Year Quarter and the Prior Year YTD Period to reflect the lower worldwide effective tax rate being achieved by the Company.

Liquidity and Capital Resources

        The Company's general business operations historically have not required substantial cash needs during the first several months of its fiscal year. Generally, starting in the second quarter, the Company's cash needs begin to increase, typically reaching their peak in the September-November time frame. The Company's cash holdings and short-term marketable securities of $84 million at the end of the Second Quarter represented an $11 million increase from year-end 2001. Net cash generated from operating activities of approximately $32 million during the Year To Date Period was used to finance approximately $12 million of capital additions and to pay-off approximately $16 million outstanding under the Company's short-term credit facility. Capital additions during the Year To Date Period included equipment purchases related to the new distribution center, new outlet and accessory store openings and amounts associated with the Company's SAP implementation. Management projects additional capital expenditures in the $10 to $12 million range during the second half of 2002 with the majority of this amount related to further costs associated with the SAP implementation.

        Accounts receivable increased 24% over the Prior Year Quarter. Days sales outstanding decreased to 44 days in the Second Quarter compared to 45 days in the Prior Year Quarter. Inventory increased 14.5% over the Prior Year Quarter to $112 million. This increase was substantially below the Second Quarter net sales increase of 27%.

        At the end of the Second Quarter, the Company had working capital of $195 million compared to working capital of $170 million and $163 million at the end of the Prior Year Quarter and fiscal 2001 year-end, respectively. The Company had no outstanding borrowings against its $40 million bank credit facility at the end of the Second Quarter. Management believes that cash flows from operations combined with existing cash on hand and amounts available under its credit facility will be sufficient to satisfy its working capital requirements for the next eighteen months.

Forward-Looking Statements

        Included within management's discussion of the Company's operating results, "forward-looking statements" were made within the meaning of the Private Securities Litigation Reform Act of 1995 regarding expectations for 2002. The actual results may differ materially from those expressed by these forward-looking statements. Significant factors that could cause the Company's 2002 operating results to differ materially from management's current expectations include, among other items, significant changes in consumer spending patterns or preferences, competition in the Company's product areas, international in comparison to domestic sales mix, changes in foreign currency valuations in relation to the United States dollar, principally the Euro, an inability of management to control operating expenses in relation to net sales without damaging the long-term direction of the Company and the risks and uncertainties set forth in the Company's current report on Form 8-K dated March 30, 1999.

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

PART II—OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held its annual meeting of stockholders (the "Meeting") on May 22, 2002. At the Meeting, the stockholders voted upon (i) a proposal to elect three (3) Class III directors of the Company to serve for a term of three years or until their respective successors are elected and qualified ("Proposal 1"); and (ii) a proposed amendment to the 1993 Non-Employee Director Stock Plan of Fossil to increase the number of shares of common stock that may be made the subject of grants ("Proposal 2"). No other matters were voted on at the Meeting. A total of 28,244,799 shares were represented at the Meeting.

        The number of shares that were voted for, and that were withheld from, each of the director nominees in Proposal 1 is as follows:

Director Nominee	For	Withheld
Michael W. Barnes	25,297,533	2,947,266
Kenneth W. Anderson	28,069,979	174,820
Junichi Hattori	27,532,724	712,075

        The directors whose term of office as a director continued after the Meeting are Kosta Kartsotis, Tom Kartsotis, Richard H. Gundy, Jal S. Shroff, Alan J. Gold, Michael Steinberg and Donald J. Stone.

        The number of shares that were voted for, against and abstained from Proposal 2 is as follows:

For	Against	Abstain
23,450,563	4,777,857	16,379

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

10.1	Stock Purchase Agreement by and between Fossil Europe B.V. and Thomas Steinemann dated June 25, 2002 (without exhibits).
10.2
Fourth Amendment to Fourth Amended and Restated Loan Agreement dated June 25, 2002 by and among Wells Fargo Bank Texas, National Association, a national banking association formerly known as Wells Fargo Bank (Texas), National Association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc. and Fossil Stores II, Inc. (without exhibits).
10.3	Asset Purchase Agreement among Fossil Canada Inc. and Comark Inc. and Fossil, Inc. dated July 31, 2002 (without exhibits).
99.1	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K

          No reports on Form 8-K were filed during the period covered by this Report.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOSSIL, INC.
Date: August 19, 2002	By:	/s/ MIKE L. KOVAR Mike L. Kovar Senior Vice President and Chief Financial Officer (Principal financial and accounting officer duly authorized to sign on behalf of Registrant)

EXHIBIT INDEX

Exhibit Number	Document Description
10.1	Stock Purchase Agreement by and between Fossil Europe B.V. and Thomas Steinemann dated June 25, 2002 (without exhibits).
10.2
Fourth Amendment to Fourth Amended and Restated Loan Agreement dated June 25, 2002 by and among Wells Fargo Bank Texas, National Association, a national banking association formerly known as Wells Fargo Bank (Texas), National Association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc. and Fossil Stores II, Inc. (without exhibits).
10.3	Asset Purchase Agreement among Fossil Canada Inc. and Comark Inc. and Fossil, Inc. dated July 31, 2002 (without exhibits).
99.1	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

PART 1—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
FOSSIL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share amounts)
FOSSIL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME UNAUDITED (In thousands, except per share amounts)
FOSSIL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS UNAUDITED (In thousands)
FOSSIL, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX