Form 10-Q
period 2002-10-05
FOSSIL INC
filed 2002-11-19
CIK 883569

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: October 5, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-19848

FOSSIL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2018505 (I.R.S. Employer Identification No.)
2280 N. Greenville Avenue, Richardson, Texas 75082 (Address of principal executive offices) (Zip Code)
(972) 234-2525 (Registrant's telephone number, including area code)

        Indicate by check mark whether registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

        The number of shares of Registrant's common stock, outstanding as of November 15, 2002: 46,313,625

PART 1—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FOSSIL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	October 5, 2002	January 5, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$70,256	$67,491
Short-term marketable investments	5,566	5,360
Accounts receivable—net	94,973	74,035
Inventories	129,292	103,662
Deferred income tax benefits	13,194	8,718
Prepaid expenses and other current assets	14,310	10,251

Total current assets	327,591	269,517
Investment in joint ventures	1,352	1,099
Property, plant and equipment—net	96,803	90,036
Intangible and other assets—net	7,371	7,814
Goodwill—net	14,437	12,397

	$447,554	$380,863

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$—	$15,955
Accounts payable	40,861	21,266
Accrued expenses:
Co-op advertising	11,389	14,838
Compensation	8,839	8,594
Other	32,369	27,679
Income taxes payable	20,647	17,905

Total current liabilities	114,105	106,237
Deferred income tax liability	20,572	7,318
Minority interest in subsidiaries	3,731	3,285
Stockholders' equity:
Common stock, 46,283,586 and 45,426,554 shares issued and outstanding, respectively	463	303
Additional paid-in capital	25,910	15,241
Retained earnings	287,760	252,112
Accumulated other comprehensive loss	(2,586)	(3,633)
Deferred compensation	(2,401)	—

Total stockholders' equity	309,146	264,023

	$447,554	$380,863

See notes to condensed consolidated financial statements.

FOSSIL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
UNAUDITED
(In thousands, except per share amounts)

	For the 13 Weeks Ended October 5, 2002	For the 13 Weeks Ended October 6, 2001	For the 39 Weeks Ended October 5, 2002	For the 40 Weeks Ended October 6, 2001
Net sales	$164,821	$135,999	$450,961	$369,462
Cost of sales	83,242	70,148	226,415	186,971

Gross profit	81,579	65,851	224,546	182,491
Operating expenses:
Selling and distribution	45,719	36,390	128,090	103,518
General and administrative	12,700	11,096	37,864	32,683

Total operating expenses	58,419	47,486	165,954	136,201

Operating income	23,160	18,365	58,592	46,290
Interest expense	4	48	103	100
Other (expense) income—net	(44)	(459)	(48)	474

Income before income taxes	23,112	17,858	58,441	46,664
Provision for income taxes	9,015	7,143	22,792	18,666

Net income	$14,097	$10,715	$35,649	$27,998
Other comprehensive income (loss), net of taxes:
Currency translation adjustment	967	2,335	3,644	(1,788)
Unrealized (loss) gain on short-term investments	(66)	(1)	(18)	75
Forward contracts as hedge of intercompany foreign currency payments:
Cumulative effect of implementing SFAS No. 133	—	—	—	(400)
Increase (decrease) in fair values	1,183	(1,004)	(2,580)	108

Total comprehensive income	$16,181	$12,045	$36,695	$25,993

Earnings per share:
Basic	$0.31	$0.24	$0.78	$0.62

Diluted	$0.29	$0.23	$0.74	$0.60

Weighted average common shares outstanding:
Basic	46,205	45,279	45,886	45,220

Diluted	48,440	46,811	48,173	46,827

See notes to condensed consolidated financial statements.

FOSSIL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In thousands)

	For the 39 Weeks Ended October 5, 2002	For the 40 Weeks Ended October 6, 2001
Operating activities:
Net income	$35,649	$27,998
Noncash items affecting net income:
Minority interest in subsidiaries	1,391	1,057
Equity in net (income) loss of joint ventures	(253)	721
Depreciation and amortization	9,924	6,625
Deferred compensation amortization	183	—
Tax benefit derived from exercise of stock options	2,556	806
Loss on disposal of assets	334	266
Increase in allowance for doubtful accounts	1,045	1,462
Decrease in allowance for returns—net of related inventory in transit	(24)	(738)
Deferred income taxes	8,778	(604)
Changes in operating assets and liabilities:
Accounts receivable	(22,342)	(12,746)
Inventories	(23,700)	(36,269)
Prepaid expenses and other current assets	(3,830)	(567)
Accounts payable	18,657	7,522
Accrued expenses	1,264	(6,942)
Income taxes payable	2,681	5,373

Net cash from (used in) operating activities	32,313	(6,036)
Investing activities:
Additions to property, plant and equipment	(16,493)	(39,785)
(Purchase) sale of short-term marketable investments	(206)	5,911
Net assets acquired in business combinations	(4,373)	(13,928)
Proceeds from sale of equity interest in former subsidiary	—	195
Effect of de-consolidating former subsidiary	—	(3,155)
Investments in joint ventures	—	(373)
Decrease (increase) in intangible and other assets	1,456	(608)

Net cash used in investing activities	(19,616)	(51,743)
Financing activities:
Net common stock issued upon exercise of stock options	5,748	1,989
Acquisition and retirement of common stock	(59)	(3,539)
Distribution of minority interest earnings	(945)	(1,116)
Net (decrease) increase in notes payable	(16,495)	17,525

Net cash (used in) from financing activities	(11,751)	14,859
Effect of exchange rate changes on cash and cash equivalents	1,819	(123)

Net increase (decrease) in cash and cash equivalents	2,765	(43,043)
Cash and cash equivalents:
Beginning of period	67,491	79,501

End of period	$70,256	$36,458

See notes to condensed consolidated financial statements.

FOSSIL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1. FINANCIAL STATEMENT POLICIES

        Basis of Presentation.    The condensed consolidated financial statements include the accounts of Fossil, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the "Company"). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company's financial position as of October 5, 2002, and the results of operations for the thirteen-week periods ended October 5, 2002 and October 6, 2001, respectively and the thirty-nine week and forty-week periods ended October 5, 2002 and October 6, 2001, respectively. The additional week in the 2001 nine-month period did not have a material impact on comparability. All adjustments are of a normal, recurring nature. Reclassification of certain amounts for the thirteen-week and forty-week periods ended October 6, 2001, have been made to conform to the presentation for the thirteen-week and thirty-nine week periods ended October 5, 2002.

        These interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included in Form 10-K filed by the Company pursuant to the Securities Exchange Act of 1934 for the year ended January 5, 2002. Operating results for the thirteen-week and thirty-nine week periods ended October 5, 2002, are not necessarily indicative of the results to be achieved for the full year.

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

2. INVENTORIES

        Inventories consist of the following:

	October 5, 2002	January 5, 2002
	(In thousands)
Components and parts	$4,944	$4,659
Work-in-process	4,841	3,855
Finished merchandise on hand	92,448	70,547
Merchandise at Company retail stores	13,481	11,365
Merchandise in-transit from estimated customer returns	13,578	13,236

	$129,292	$103,662

3. FOREIGN CURRENCY HEDGING INSTRUMENTS

        The Company periodically enters into forward contracts principally to hedge the future payment of intercompany inventory transactions with its non-U.S. subsidiaries. At October 5, 2002, the Company had hedge contracts to sell 72.4 million Euro for approximately $66.3 million, expiring through December 2003 and 2.1 million British Pounds for approximately $3.2 million, expiring through February 2003. If the Company were to settle its Euro and British Pound based contracts at the reporting dates the net result would be a net loss of approximately $2.6 million, net of taxes, for the thirty-nine week period ended October 5, 2002. This unrealized loss is recognized in other comprehensive income under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

        In implementing SFAS No. 133, as of December 31, 2000, the Company recognized a net unrealized loss of approximately $400,000 in other comprehensive income. The net decrease in fair value for the thirty-nine week period ended October 5, 2002, of approximately $2.6 million and the net increase in fair value for the forty-week period ended October 6, 2001 of $108,000 are included in other comprehensive income (loss).

4. SEGMENT AND GEOGRAPHIC INFORMATION (In thousands)

	For the 13 Weeks Ended October 5, 2002		For the 13 Weeks Ended October 6, 2001
	Net Sales	Operating Income	Net Sales	Operating Income
U.S.-exclusive of Stores:
External customers	$81,455	$7,714	$72,884	$4,506
Intergeographic	29,569	—	25,063	—
Far East and Export:
External customers	19,286	17,767	15,164	17,291
Intergeographic	68,395	—	57,041	—
Stores	21,663	(3,074)	17,774	(3,217)
Europe	42,417	753	30,177	(215)
Intergeographic items	(97,964)	—	(82,104)	—

Consolidated	$164,821	$23,160	$135,999	$18,365

	For the 39 Weeks Ended October 5, 2002		For the 40 Weeks Ended October 6, 2001
	Net Sales	Operating Income	Net Sales	Operating Income
U.S.-exclusive of Stores:
External customers	$232,808	$19,520	$200,275	$20,458
Intergeographic	73,840	—	59,693	—
Far East and Export:
External customers	44,842	43,886	39,100	34,582
Intergeographic	165,174	—	150,668	—
Stores	53,711	(10,385)	43,505	(9,383)
Europe	119,600	5,571	84,014	1,068
Japan	—	—	2,568	(435)
Intergeographic items	(239,014)	—	(210,361)	—

Consolidated	$450,961	$58,592	$369,462	$46,290

5. EARNINGS PER SHARE

        The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS:

	For the 13 Weeks Ended October 5, 2002	For the 13 Weeks Ended October 6, 2001	For the 39 Weeks Ended October 5, 2002	For the 40 Weeks Ended October 6, 2001
	(In thousands, except per share data)
Numerator:
Net income	$14,097	$10,715	$35,649	$27,998

Denominator:
Basic EPS computation:
Weighted average common shares outstanding	46,205	45,279	45,886	45,220

Basic EPS	$0.31	$0.24	$0.78	$0.62

Diluted EPS computation:
Denominator:
Basic weighted average common shares outstanding	46,205	45,279	45,886	45,220
Stock option conversion	2,235	1,532	2,287	1,607

	48,440	46,811	48,173	46,827

Diluted EPS	$0.29	$0.23	$0.74	$0.60

6. ACQUISITIONS/SUBSEQUENT EVENTS

        In July 2002, Fossil Europe B.V., Ltd. ("Fossil B.V."), a wholly owned subsidiary of the Company, acquired 100% of the capital stock in the Company's Swiss distributor, No-Time AG, for a purchase price of approximately $3.8 million paid in cash. Fossil B.V. also acquired 100% of the capital stock for three stores in Switzerland from X-Time AG for a purchase price of approximately $10,000 paid in cash. These acquisitions were recorded as purchases and, in connection therewith, the Company recorded goodwill of approximately $2.0 million.

        On July 31, 2002, Fossil Canada Inc., a wholly owned subsidiary of the Company, acquired four full price FOSSIL retail stores in Canada that were previously operated under a license agreement with Comark Inc. for a purchase price of approximately $400,000. This acquisition was recorded as a purchase and no goodwill was recorded in connection with this transaction.

        The pro forma effects on operations of these two acquisitions, as if they had occurred at the beginning of the periods reported, are not significant.

        On October 7, 2002, the Company acquired the remaining fifty percent (50%) of the outstanding shares of SFJ, Inc., a former joint venture with Seiko Instruments Inc., at no cost to the Company. The Company has renamed the business Fossil Japan and will begin to consolidate its financial results on a prospective basis.

FOSSIL, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following is a discussion of the financial condition and results of operations of Fossil, Inc. and its wholly and majority-owned subsidiaries (the "Company") for the thirteen and thirty-nine week periods ended October 5, 2002 (the "Third Quarter" and "Year To Date Period," respectively), as compared to the thirteen and forty-week periods ended October 6, 2001 (the "Prior Year Quarter" and "Prior Year YTD Period," respectively). This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes attached hereto.

General

        Fossil is a design, development, marketing and distribution company that specializes in consumer products predicated on fashion and value. The FOSSIL brand name was developed by the Company to convey a distinctive fashion, quality and value message and a brand image reminiscent of "America in the 1950s" that suggests a time of fun, fashion and humor. Since its inception in 1984, the Company has grown from its original flagship FOSSIL watch product into a company offering a diversified range of watches, accessories and apparel. The Company's principal offerings include an extensive line of watches sold under the FOSSIL and RELIC brands as well as complementary lines of small leather goods, belts, handbags, sunglasses, jewelry and FOSSIL brand apparel. In addition to developing its own brands, the Company leverages its development and production expertise by designing and manufacturing licensed and private label products for some of the most prestigious companies in the world, including fashion designers, national retailers and entertainment companies. During 2001, the Company acquired certain businesses located in Switzerland that provide the necessary infrastructure to design, source and produce fine quality Swiss-made timepieces. The Company anticipates launching its initial Swiss watch offering in the fourth quarter of 2002.

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

Third Quarter and Year To Date Period Highlights

  •
  Worldwide sales of FOSSIL watches increased 17% and 16% during the Third Quarter and Year To Date Period, respectively.

  •
  RELIC accessory sales, that include handbags, small leather products and belts, increased 24% and 56% during the Third Quarter and Year To Date Period, respectively, despite launching this category in the Prior Year Quarter.

  •
  RELIC watch sales increased 24% during the Third Quarter, benefiting from expanded brand name visibility with further expansion of RELIC accessories.

  •
  Sales from the Company's European operations increased 41% and 42% during the Third Quarter and Year To Date Period, respectively.

  •
  Sales from the Company's licensed watch lines surpassed $90 million during the Year To Date Period, a 36% increase over the Prior Year YTD Period.

  •
  Other International sales, that consist of export sales to distributors and sales from the Company's Far East operations, increased 27% to $19.2 million during the Third Quarter.

  •
  FOSSIL branded jewelry, initially launched in Germany in 2001, grew 76% to $9.5 million for the Year to Date Period.

  •
  The Company operated 102 retail locations consisting of 47 outlet, 37 accessory and 18 jeanswear stores at the end of the Third Quarter compared to 90 stores (43 outlet, 28 accessory and 19 jeanswear stores) at the end of the Prior Year Quarter. This retail store expansion and 4% comp increases generated sales growth of 23% and 24% during the Third Quarter and Year To Date Period, respectively.

Results of Operations

        The following table sets forth, for the periods indicated, (i) the percentages of the Company's net sales represented by certain line items from the Company's condensed consolidated statements of income and (ii) the percentage changes in these line items between the Third Quarter and the comparable period of the Prior Year Quarter.

	Percentage of Net Sales		Percentage Change	Percentage of Net Sales		Percentage Change
	For the 13 Weeks Ended
			For the 13 Weeks Ended October 5, 2002	For the 39 Weeks Ended October 5, 2002	For the 40 Weeks Ended October 6, 2001	For the 39 Weeks Ended October 5, 2002
	October 5, 2002	October 6, 2001
Net sales	100.0%	100.0%	21.2%	100.0%	100.0%	22.1%
Cost of sales	50.5	51.6	18.7	50.2	50.6	21.1

Gross profit	49.5	48.4	23.9	49.8	49.4	23.0
Selling and distribution expenses	27.7	26.8	25.2	28.4	28.0	23.2
General and administrative expenses	7.7	8.1	15.9	8.4	8.8	17.4

Operating income	14.1	13.5	25.9	13.0	12.6	21.8
Interest expense	0.0	0.0	7.6	0.0	0.0	3.5
Other (expense) income—net	0.0	(0.4)	9.6	0.0	0.1	(0.1)

Income before income taxes	14.1	13.1	29.4	13.0	12.7	25.2
Income taxes	5.5	5.3	26.2	5.1	5.1	22.1

Net income	8.6%	7.8%	31.6%	7.9%	7.6%	27.3%

        Net Sales.    The following table sets forth certain components of the Company's consolidated net sales and the percentage relationship of the components to consolidated net sales for the periods indicated (in millions, except percentage data):

	Amounts		% of Total
	For the 13 Weeks Ended October 5, 2002	For the 13 Weeks Ended October 6, 2001	For the 13 Weeks Ended October 5, 2002	For the 13 Weeks Ended October 6, 2001
International:
Europe	$42.5	$30.2	26%	22%
Other	19.2	15.1	11	11

Total International	61.7	45.3	37	33

Domestic:
Watch products	50.3	44.6	31	33
Other products	31.1	28.4	19	21

Total Domestic	81.4	73.0	50	54

Stores	21.7	17.7	13	13

Total Net Sales	$164.8	$136.0	100%	100%

	Amounts		% of Total
	For the 39 Weeks Ended October 5, 2002	For the 40 Weeks Ended October 6, 2001	For the 39 Weeks Ended October 5, 2002	For the 40 Weeks Ended October 6, 2001
International:
Europe	$119.7	$84.1	26%	23%
Other	44.7	41.7	10	11

Total International	164.4	125.8	36	34

Domestic:
Watch products	138.2	120.9	31	33
Other products	94.6	79.4	21	21

Total Domestic	232.8	200.3	52	54
Stores	53.8	43.4	12	12

Total Net Sales	$451.0	$369.5	100%	100%

        Third Quarter sales from the Company's domestic watch business increased by 12.7%, primarily due to a 74.8% increase in sales of licensed watches, a 24.5% increase in RELIC watches and a 5.1% increase in FOSSIL watches. EMPORIO ARMANI, DKNY and DIESEL showed significant double digit increases. Domestic sales of the Company's accessory and sunglass businesses rose 9.4% over the Prior Year Quarter. Further market expansion of RELIC accessories and solid growth in FOSSIL handbags and women's small leathers contributed to the growth in this area. Total international sales rose 36.1% during the Third Quarter with particular strength in Europe, that increased 41%. Excluding the effects of a stronger Euro, sales in Europe increased 28% primarily as a result of sales growth in FOSSIL watches, licensed watches, FOSSIL jewelry and approximately $2.6 million of sales from businesses acquired over the last year. Other international sales increased 27% to $19.2 million during the Third Quarter. This increase was primarily a result of sales growth from the Company's Asian businesses and increases in export and duty free channels that were significantly affected post

September 11th last year. Net sales for the Year To Date Period rose 22.0% to $451 million compared to $369.6 million during the Prior Year YTD Period. This increase was a result of balanced growth in each major product category both domestically and abroad with the exception of the Company's domestic men's leather and sunglass businesses, which combined, represent approximately 5% of the Company's consolidated net sales.

        Gross Profit.    Gross profit margin improved by 110 basis points to 49.5% in the Third Quarter compared to 48.4% in the Prior Year Quarter. The increase in gross profit margin is primarily attributed to increases in international and licensed watch sales as a percentage of total sales. Both of these categories generally produce higher gross profit margins than the Company's historical consolidated gross profit margin. Gross profit margins also benefited from a lower mix of leather product sales that generally produce gross profit margins below the Company's historical consolidated gross profit margin. The stronger Euro during the Third Quarter resulted in no significant effect on gross profit margins as the Company had previously entered into forward contracts at rates below the average Euro rate for the Third Quarter. For the Year To Date Period, gross profit margin increased 40 basis points to 49.8% compared to 49.4% in the Prior Year YTD Period. This increase is primarily due to a higher mix of international sales and licensed watch sales. Management expects gross margins for the fourth quarter of 2002 to be higher than the prior year fourth quarter as the Company's international businesses and licensed watch sales continue to increase as a percentage of net sales.

        Operating Expenses.    Third Quarter operating expenses, as a percentage of net sales, rose to 35.4% compared to 34.9% in the Prior Year Quarter. The dollar and percentage increase in operating expenses reflect higher operating costs in Europe, primarily related to a stronger Euro and operating expenses from newly acquired businesses, and higher distribution costs, primarily related to depreciation and facility costs, from operating in multiple locations in the U.S. The Company expects to complete its transition of all U.S. distribution functions to its new facility by the end of January 2003. Additionally, provisions were recorded during the quarter for certain asset write-downs related to the Company's retail division. As a percentage of sales, advertising costs rose slightly in comparison to the same period last year. Operating expenses for the Year To Date Period increased to $166.0 million, or 22% from $136 million in the Prior Year YTD Period. For the Year To Date Period, operating expenses, as a percentage of net sales, remained relatively unchanged at 36.8% compared to 36.9% in the Prior Year YTD Period. On a comparative basis to the prior year quarter, management expects fourth quarter operating expenses, as a percentage of sales, to remain the same or slightly increase as a result of planned increases in advertising costs relating to the launch of its Swiss watch and EMPORIO ARMANI jewelry lines and additional advertising relating to FOSSIL watches worldwide.

        Operating Income.    Increased sales and improved gross profit margins, partially offset by higher operating expenses as a percentage of sales, enabled the Company's Third Quarter operating profit margin to rise by 60 basis points to 14.1% of sales compared to 13.5% in the Prior Year Quarter. Operating profit margin for the Year To Date Period improved to 13% of sales compared to 12.5% in the Prior Year YTD Period primarily due to an increase in gross profit margins.

        Other Income (Expense).    During the Third Quarter, other income (expense) increased favorably by approximately $400,000 over the Prior Year Quarter primarily due to reduced losses from joints ventures as a result of the Company's withdrawal from the SII Marketing, Inc. joint venture in the fourth quarter of 2001. During the Year To Date Period, other income (expense) increased unfavorably by approximately $500,000 compared to the Prior Year YTD Period. This unfavorable increase related to reductions in interest income primarily due to reductions in interest rates relating to the Company's investment activities and increases in minority interest expense. These unfavorable increases were offset by a reduction in losses associated with the Company's withdrawal from the SII Marketing, Inc. joint venture.

        Provision For Income Taxes.    The Company's effective income tax rate decreased to 39% during the Third Quarter and Year To Date Period compared to 40% in the Prior Year Quarter and the Prior Year YTD Period to reflect the lower worldwide effective tax rate being achieved by the Company.

        Earnings Guidance.    Management expects fourth quarter sales to increase 15% to 20% compared to the prior year quarter. Although operating expenses as a percentage of sales are expected to meet or slightly exceed levels of the comparable prior year period due primarily to further advertising initiatives, the Company expects fourth quarter earnings to meet its previously targeted level of $0.48 per share, diluted.

        For 2003, management expects continued sales growth of 15% to 20% and operating income growth mirroring sales growth as the Company continues to invest in advertising, infrastructure and technology to promote its new business ventures. While these investments raise operating expenses in the short term, management believes these spending initiatives are necessary to support the long-term growth of these target product launches beyond their start-up phase.

Liquidity and Capital Resources

        The Company's general business operations historically have not required substantial cash needs during the first several months of its fiscal year. Generally, starting in the second quarter, the Company's cash needs begin to increase, typically reaching their peak in the September-November time frame. The Company's cash holdings and short-term marketable securities of $76 million at the end of the Third Quarter represented a $34 million, or 81%, increase from the Prior Year Quarter. Net cash generated from operating activities during the Year To Date Period of $32 million were used to finance capital expenditures and repay amounts outstanding under the Company's credit facility. Capital additions during the Year To Date Period of approximately $16 million included amounts associated with the Company's SAP implementation, equipment purchases related to the new U.S. distribution center, and new outlet and accessory store openings. Management projects additional capital expenditures in the $5 million range during the fourth quarter of 2002 with the majority of this amount related to further costs associated with the SAP implementation.

        Accounts receivable of $95.0 million represented a 17% increase over the $81.2 million for the Prior Year Quarter. Days sales outstanding decreased two days to 52 days compared to 54 days for the Prior Year Quarter. Inventory at the end of the Third Quarter was current and on-plan at $129.3 million, 7% above the October 6, 2001 inventory of $120.8 million, despite a 21% sales increase during the quarter.

        At the end of the Third Quarter, the Company had working capital of $213 million compared to working capital of $149 million and $163 million at the end of the Prior Year Quarter and fiscal 2001 year-end, respectively. The Company had no outstanding borrowings against its $40 million bank credit facility at the end of the Third Quarter. Management believes that cash flows from operations combined with existing cash on hand and amounts available under its credit facility will be sufficient to satisfy its working capital requirements for the foreseeable future.

Forward-Looking Statements

        Included within management's discussion of the Company's operating results, "forward-looking statements" were made within the meaning of the Private Securities Litigation Reform Act of 1995 regarding expectations for 2002 and 2003. The actual results may differ materially from those expressed by these forward-looking statements. Significant factors that could cause the Company's 2002 and 2003 operating results to differ materially from management's current expectations include, among other items, significant changes in consumer spending patterns or preferences, competition in the Company's product areas, international in comparison to domestic sales mix, changes in foreign currency valuations in relation to the United States dollar, principally the Euro, an inability of management to control operating expenses in relation to net sales without damaging the long-term direction of the Company and the risks and uncertainties set forth in the Company's current report on Form 8-K dated March 30, 1999.

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

ITEM 4. CONTROLS AND PROCEDURES

        Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of Fossil's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures was effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II—OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits
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

FOSSIL, INC.
Date: November 18, 2002	/s/ Mike L. Kovar Mike L. Kovar Senior Vice President and Chief Financial Officer (Principal financial and accounting officer duly authorized to sign on behalf of Registrant)

        Certification of Principal Executive Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Kosta N. Kartsotis, certify that:

  1)
  I have reviewed this quarterly report on Form 10-Q of Fossil, Inc.;

  2)
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3)
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4)
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  5)
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent functions):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  6)
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 18, 2002	/s/ Kosta N. Kartsotis Kosta N. Kartsotis, President and Chief Executive Officer

        Certification of Principal Financial Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Mike L. Kovar, certify that:

  1)
  I have reviewed this quarterly report on Form 10-Q of Fossil, Inc.;

  2)
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3)
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4)
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  5)
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent functions):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  6)
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 18, 2002	/s/ Mike L. Kovar Mike L. Kovar, Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Document Description
99.1	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
99.2	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

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
FOSSIL, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED
FOSSIL, INC. AND SUBSIDIARIES
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  General
  Third Quarter and Year To Date Period Highlights
  Results of Operations
  Liquidity and Capital Resources
  Forward-Looking Statements
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX