Form 10-K
period 2003-01-04
FOSSIL INC
filed 2003-04-04
CIK 883569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒                           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 4, 2003

OR

☐                            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 0-19848

FOSSIL, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2018505
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2280 N. Greenville Avenue Richardson, Texas	75082
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (972) 234-2525

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

(Title of Class)

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

                Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

                The aggregate market value of Common Stock, $.01 par value per share (the “Common Stock”), held by nonaffiliates of the registrant, based on the sale trade price of the Common Stock as reported by the Nasdaq National Market on July 6, 2002, was $339,707,873.  For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.  As of March 28, 2003, 46,450,177 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s definitive proxy statement in connection with the Annual Meeting of Stockholders to be held May 21, 2003, to be filed with the Commission pursuant to Regulation 14A, and the Company’s Annual Report to Stockholders for fiscal year ended January 4, 2003 are incorporated by reference into Part III of this report.

PART I

Item 1.  Business

General

                Fossil, Inc. (the “Company”) is a leader in the design, development, marketing and distribution of contemporary, high quality fashion watches and accessories. The Company developed the FOSSIL® brand name to convey a distinctive fashion, quality and value message and a brand image reminiscent of an earlier period in America that suggests a time of fun, fashion and humor. Since its inception in 1984, the Company has grown from a company offering its original flagship FOSSIL watch product into a diversified company offering an extensive line of fashion watches under its proprietary FOSSIL, RELIC® and ZODIAC® brands and, pursuant to license agreements, under some of the most prestigous brands in the world, including, EMPORIO ARMANI®, DKNY®, DIESEL®  and BURBERRY®.  Additionally, the Company offers a wide range of accessories including small leather goods, belts, handbags, and sunglasses under the FOSSIL and RELIC brands, jewelry under the FOSSIL and EMPORIO ARMANI brands and FOSSIL brand apparel. The Company leverages its centralized design/development and production/sourcing expertise by distributing these products through its global distribution network.

                The Company sells its products in approximately 17,500 retail locations in the United States through a diversified distribution network that includes approximately 5,000 department store doors, such as Federated/Macy’s, May Department Stores, and Dillard’s for its FOSSIL brand and JCPenney, Kohls and Sears for its RELIC brand, and approximately 12,500 specialty retail locations. The Company also sells its products through a network of 87 Company-owned stores within the United States, with 40 retail stores located in premier retail sites and 47 outlet stores located in major outlet malls. The Company also offers selected FOSSIL and licensed brand products at its website, www.fossil.com.

                The Company’s products are sold to department stores and specialty retail stores in over 90 countries worldwide through Company-owned foreign sales subsidiaries and through a network of approximately 53 independent distributors. The Company’s products can be found in Europe, South and Central America, the Caribbean, Canada, the Far East, Australia and the Middle East.  In addition, the Company’s products are offered at retail locations in major airports in the United States, on cruise ships and in Company-owned and independently-owned FOSSIL retail stores and kiosks in certain international markets.

                The Company is a Delaware corporation formed in 1991 and is the successor to a Texas corporation formed in 1984.  In 1993, the Company completed an initial public offering of 2,760,000 shares of common stock, par value $.01 (the “Common Stock”).  The Company conducts a majority of its operations in the United States through Fossil Partners, L.P., a Texas limited partnership formed in 1994 of which the Company is sole general partner. The Company also conducts operations in the United States and certain international markets through various directly and indirectly owned subsidiaries. The Company’s operations in Hong Kong relating to the procurement of watches from various manufacturing sources are conducted by Fossil (East) Limited (“Fossil East”), a wholly owned subsidiary of the Company acquired in 1992.  The Company’s principal executive offices are located at 2280 N. Greenville Avenue, Richardson, Texas 75082, and its telephone number at such address is (972) 234-2525.  The Company’s Internet address is www.fossil.com.  The Company makes its filings with the Securities and Exchange Commission available from its website free of charge.

Forward-Looking Information

                The statements contained in this Annual Report on Form 10-K (“Annual Report”) that are not historical facts, including, but not limited to, statements found in this “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute  “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties.  The actual results of the future events described in such forward-looking statements in the Annual Report could differ materially from those stated in such forward-looking statements.  Among the factors that could cause actual results to differ materially are: general economic conditions, competition, government regulation, possible future litigation, acts of terrorism and acts of war as well as the risks and uncertainties discussed in this Annual Report, including, without limitation, the portions referenced above, and the risks and uncertainties set forth on the Company’s Current Report on Form 8-K dated March 30, 1999.

Industry Overview

Watch Products

                The Company believes that the current market for watches in the United States can be divided into four segments. One segment of the market consists of fine watches characterized by internationally known brand names such as Concord, Piaget and Rolex. Watches offered in this segment are usually made of precious metals or stainless steel and may be set with precious gems. These watches are often manufactured in Switzerland and are sold by trade jewelers and in the fine jewelry departments of better department stores and other purveyors of luxury goods at retail prices ranging from $1,500 to in excess of $20,000. A second segment of the market consists of fine premium branded and designer watches manufactured in Switzerland and the Far East such as Gucci, Rado, Raymond Weil, Seiko and Swiss Army. These watches are sold at retail prices generally ranging from $150 to $1,500. The Company’s EMPORIO ARMANI, ZODIAC, ANTIMA® and BURBERRY lines generally compete in this market segment.  A third segment of the market consists of watches sold by mass marketers, which include certain watches sold under the Timex brand name as well as certain watches sold by Armitron under various brand names and labels. Retail prices in this segment range from $5 to $40.

                The fourth segment of the market consists of moderately priced watches characterized by contemporary fashion and well known brand names. Moderately priced watches are typically manufactured in Japan, China or Hong Kong and are sold by department stores and specialty stores at retail prices ranging from $40 to $150. This market segment is targeted by the Company with its FOSSIL and RELIC lines and by its principal competitors, including the companies that market watches under the Guess?, Anne Klein II, Kenneth Cole and Swatch brand names, whose products attempt to reflect emerging fashion trends in accessories and apparel. The Company’s DKNY and DIESEL lines generally compete in this segment as well. Some of the watches in this sector are manufactured under license agreements with companies that market watches under various brand names, including Guess?, Anne Klein II and Kenneth Cole. The Company believes that one reason for the growth of this sector has been that fashion-conscious consumers have increasingly come to regard branded fashion watches not only as time pieces but also as fashion accessories. This trend has resulted in consumers owning multiple watches that may differ significantly in terms of style, features and cost.

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

                Moderately priced fashion accessories are typically marketed in department stores and are characterized by contemporary fashion and well known brand names at reasonable price points, such as FOSSIL and RELIC. The Company currently offers small leather goods, handbags, belts, and eyewear for both men and women through department stores and specialty retailers in the moderate to upper-moderate price range. Companies such as Tommy Hilfiger, Guess?, Nine West, Kenneth Cole and Liz Claiborne currently operate in this market.   In addition, the Company offers fashion jewelry sold under the FOSSIL and EMPORIO ARMANI brands.

Apparel

In 2000, the Company introduced a line of FOSSIL apparel that is distributed exclusively through Company-owned retail stores and the Company’s website.  Selling through Company-owned stores allows the Company to effectively manage visual presentation, information feedback, inventory levels and operating returns.  The apparel line is focused on the casual lifestyle of 16 to 24 year old consumers and consists primarily of jeans, tee shirts, and sweatshirts featuring FOSSIL brand packaging and labeling.  The suggested retail selling price of the apparel line is comparable to that of major competitors like American Eagle Outfitters and Gap. The Company has leveraged its existing graphic and store design infrastructure to create a unique product packaging and store concept that differentiates it from other competitors in order to create higher perceived value for the products.

Business Strategy

                The Company’s long-term goal is to capitalize on the strength of its growing consumer brand recognition and capture an increasing share of a growing number of markets by providing consumers with fashionable, high quality, value-driven products. In pursuit of this goal, the Company has adopted operating and growth strategies that provide the framework for the Company’s future growth, while maintaining the consistency and integrity of its brands.

Operating Strategy

•                                            Fashion Orientation and Design Innovation. The Company is able to market its products to consumers with differing tastes and lifestyles by offering a wide range of brands and product categories at a variety of price points. The Company attempts to stay abreast of emerging fashion and lifestyle trends affecting accessories and apparel and it responds to these trends by making adjustments in its product lines several times each year. The Company differentiates its products from those of its competitors principally through innovations in fashion details, including variations in the treatment of dials, crystals, cases, straps and bracelets for the Company’s watches, and innovative treatments and details in its other accessories.

•                                            Coordinated Product Promotion. The Company coordinates in-house product design, packaging, advertising and in-store presentations to more effectively and cohesively communicate to its target markets the themes and images associated with its brands. For example, many of the Company’s FOSSIL brand products and certain of its accessory products are packaged in metal tins decorated with designs consistent with the Company’s marketing strategy and product image. In addition, the Company generally markets its fashion accessory lines through the same distribution channels as its watch lines, using similar in-store presentations, graphics and packaging.

•                                            Product Value. The Company’s products provide value to the consumer by offering fashionable, high quality components and features at suggested retail prices generally below those of competitive products of comparable quality. The Company is able to offer certain of its watches at a reasonable price point by manufacturing them principally in the Far East at lower cost than comparable quality watches manufactured in Switzerland. In addition, the Company is able to offer its accessories at reasonable prices because of its close relationships with manufacturers in the Far East.

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

•                                            Actively Manage Retail Sales. The Company manages the retail sales process by monitoring customer sales and inventory levels by product category and style, primarily through Electronic Data Interchange (“EDI”), and by assisting retailers in the conception, development and implementation of their marketing programs.  Through the Company’s merchandising unit, the Company works with retailers to ensure that the Company’s products are properly stocked and displayed in accordance with the Company’s visual standards.  As a result, the Company believes it enjoys close relationships with its principal retailers, often allowing it to influence the mix, quantity and timing of customer purchasing decisions.

•                                            Centralized Distribution. The Company distributes substantially all of its products sold in the United States and certain of its products sold in international markets from its warehouse and distribution center in Dallas, Texas. The Company also distributes its products to international markets from warehouse and distribution centers located in Germany, Italy, Hong Kong, Australia, France, Switzerland and the United Kingdom. In December 2002, the Company acquired a parcel of land in Germany on which it will construct a new 100,000 square foot distribution facility to be operational in late 2003.  This facility will support the Company’s current distribution operations in Germany, allow the Company to consolidate its European distribution sites and further support future growth throughout Europe. The Company believes its centralized distribution capabilities enable it to reduce inventory risk, increase flexibility in meeting the delivery requirements of its customers and maintain significant cost advantages as compared to its competitors.

Growth Strategy

•                                            Introduce New Products and Brands. The Company continually introduces new products within its existing brands and through license agreements and brand extensions to attract a wide range of consumers with differing tastes and lifestyles.  For example, the Company currently offers a full line of fashion watch and accessory products under its FOSSIL and RELIC brands, as well as watches under the EMPORIO ARMANI, DKNY, DIESEL, and BURBERRY brand names pursuant to license agreements.  The Company has also entered the market for Swiss-made watches with its ZODIAC, ANTIMA, and BURBERRY lines.  In addition, the Company is entering the market for technology-enhanced watches pursuant to license agreements with PalmSource and Microsoft.  Pursuant to the PalmSource agreement, the Company will produce a watch that contains the Palm OS® platform.  Under the Microsoft agreement, the Company will produce watches that incorporate Microsoft’s “SPOT” (Smart Personal Objects Technology) technology, which will allow users to receive customized information via FM subcarrier transmissions.

•                                            Expand International Business. The Company has increased FOSSIL brand advertising internationally to accelerate brand recognition.  The Company has also purchased former distributors and entered into joint venture relationships to gain increased control over the brand and instilled global-wide marketing efforts.  The Company continues to introduce licensed-brand products into international markets, open FOSSIL stores and develop new product lines.

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

•                                            Expand Retail Locations. The Company has historically expanded its Company-owned FOSSIL retail and outlet locations to further strengthen its brand image. The Company currently operates 87 retail and outlet stores domestically and plans to open an additional two to three accessory stores and five to seven outlet stores in 2003 in the United States.  The Company offers its watch and accessory products through Company-owned and independently-owned, authorized FOSSIL retail stores in airports, on cruise ships and in certain international markets.

Products

                The Company designs, develops, markets and distributes fashion watches and accessories, including sunglasses, small leather goods, belts, and handbags principally under the FOSSIL and RELIC brand names, FOSSIL brand apparel and jewelry, and watches bearing the brand names of certain internationally known fashion companies pursuant to license agreements.

Watch Products

                The Company introduced FOSSIL watches in 1986 and RELIC watches in 1990. Sales of the Company’s watches for fiscal years 2002, 2001 and 2000 accounted for approximately 69.3%, 68.1%, and 71.8%, respectively, of the Company’s net sales.

                The following table sets forth certain information with respect to the Company’s owned-brand watches:

Watch Brand	Product Categories	Suggested Price Point Range	Average Price	Territory	Distribution Channels

FOSSIL	FOSSIL BLUE, F2, FUEL, BIG TIC, ARKITEKT, TITANIUM, SPEEDWAY	$55 - 165	$69	Worldwide	Major dept. stores (Dayton Hudson Corp., Dillard’s, Federated/Macy’s, May Dept. Stores, Nordstrom, Inc. and Saks, specialty retailers, Internet, and Company-owned stores)

RELIC	RELIC WET, FOLIO, BLUSH, DIAMOND, VIBE	$55 - 85	$61	United States	Major retailers (JCPenney, Kohl’s Department Stores, Inc., and Sears)

ZODIAC	WIDE ANGLE, BELLEVUE 14, ALIZE, CALAME SPORT	$295 - 795	$495	Worldwide	Better department stores, watch specialty stores, and jewelry stores

                The Company has entered into multi-year, worldwide license agreements for the manufacture, distribution and sale of watches bearing the brand names of certain internationally known fashion companies. The following table sets forth specific information with respect to certain of the Company’s licensed watch products:

Brand(s)	Products	Suggested Price Point Range	Average Price	Territory	Distribution Channel(s)

EMPORIO ARMANI	Wrist watches and bands, pocket watches	$100 - 500	$210	Worldwide	Major department stores, specialty retailers, jewelry stores and Emporio Armani Boutiques

DKNY, DKNY Active, DKNY Jeans & DONNA KARAN NEW YORK	Men’s and women’s watches	$65 - 150	$94	Worldwide	Better department stores, specialty retailers, and Donna Karan Retail Stores

Brand(s)	Products	Suggested Price Point Range	Average Price	Territory	Distribution Channel(s)
DIESEL	Wrist watches and straps and table, alarm, and wall clocks	$85 - 215	$109	Worldwide	Better department stores, specialty retailers, and Diesel Retail Stores
BURBERRY	Wrist watches for men and women	$275 - 1,195	$400	Worldwide	Better department stores, specialty retailers, and Burberry Retail Stores

                Licensed, Private Label, and Premium Products. The Company has entered into a number of license agreements for the sale of collectible watches. Under these agreements, the Company designs, manufactures and markets the goods bearing the trademarks, trade names and logos of various entities through the Company’s website and major department stores within the Company’s channels of distribution.  The Company also designs, markets and arranges for the manufacture of watches on behalf of certain companies and organizations as private label products or as premium and incentive items for use in various corporate events. Under this arrangement, the Company performs design and product development functions as well as acts as a sourcing agent for its customers by contracting for the manufacture of watches, managing the manufacturing process, inspecting the finished watches, purchasing the watches and arranging for their shipment to the United States. Participation in the private label and premium businesses provides the Company with certain advantages, including increased manufacturing volume, which may reduce the costs of manufacturing the Company’s other watch products, and the strengthening of business relationships with its manufacturing sources. These lines provide income to the Company with reduced inventory risks and certain other carrying costs.

                Technology-Enhanced Products.  During 2002, the Company entered into separate license agreements with PalmSource and Microsoft for technology-enhanced watches.  Pursuant to the agreement with PalmSource, the Company will incorporate the Palm OS into its smallest form ever.  The Wrist PDA with Palm OS watch will include Graffitti input along with the standard Palm applications, including date book, address book, note pad and to do list.  The Wrist PDA with Palm OS will have 2MB memory capacity and will be able to run all Palm OS applications.  The Wrist PDA with Palm OS is expected to be available in the United States in mid 2003 and in select international market in late 2003.  Pursuant to the agreement with Microsoft, the Company will incorporate Microsoft’s SPOT technology into certain watches under the PHILIPPE STARCK brand and the Company’s FOSSIL and ABACUS® brands.  These watches will receive customized information from Microsoft, such as news, weather and instant messages, via FM subcarrier transmissions.  To receive the information, users will be required to register with Microsoft, which may include a service fee.  Receipt of the information is also subject to local FM reception.  The SPOT watches are expected to be available in the United States in late 2003.

Fashion Accessories

                In order to leverage the Company’s design and marketing expertise and its close relationships with its principal retail customers, the Company has developed a line of fashion accessories, including handbags, men’s and women’s belts, small leather goods, jewelry and sunglasses.  The Company’s handbags are made of a variety of fine leathers and other materials that emphasize classic styles and incorporate a variety of creative designs. The sunglass line features optical quality lenses in both plastic and metal frames, with classic and fashion styling similar to other FOSSIL products. The Company’s small leather goods are made of fine leathers and include items such as mini-bags, coin purses, key chains and wallets.  The Company’s jewelry lines include earrings, necklaces, rings and bracelets.  FOSSIL brand jewelry generally is offered in sterling silver or steel.  EMPORIO ARMANI brand jewerly is generally made of sterling silver, semi-precious stones or 18K gold.  The Company currently sells its fashion accessories through a number of its existing major department store and specialty retail store customers. The Company generally markets its fashion accessory lines through the same distribution channels as its watch business, using similar in-store presentations, graphics and packaging. These fashion accessories are typically sold in locations adjacent to watch departments, which may lead to purchases by persons who are familiar with the Company’s watches. Sales of the Company’s accessory lines for fiscal years 2002, 2001 and 2000 accounted for approximately 30.3%, 25.7%, and 24.1%,  respectively, of the Company’s net sales.

                The following table sets forth certain information with respect to the Company’s fashion accessories:

Brand	Accessory Category	Suggested Price Point Range	Average Price	Distribution Channel

FOSSIL	Sunglasses	$28 - 45	$35	Major dept. stores (Dayton Hudson Corp., Dillard’s, Federated/Macy’s, May Dept. Stores, Nordstrom, Inc. and Saks, specialty retailers, Company-owned stores and Internet)

	Handbags	$35 - 118	$85

	Small Leather Goods	$14 - 48	$32

	Belts	$22 - 38	$28

	Jewelry	$35 - 95	$40	Company-owned stores and Internet

EMPORIO ARMANI	Jewelry	$100 - 1,200	$207	Major department stores, specialty retailers, jewelry stores and Emporio Armani Boutiques

Brand	Accessory Category	Suggested Price Point Range	Average Price	Distribution Channel

RELIC	Sunglasses	$16 - 24	$20	Major retailers (JCPenney, Kohl’s Department Stores, Inc. and Sears)
	Handbags	$22 - 34	$30
	Small Leather Goods	$10 - 26	$20
	Belts	$12 - 25	$20

Apparel

                In July 2000, the Company introduced a collection of FOSSIL brand apparel and jeans.  The jeans wear collection is designed for both men and women.  The products’ unique retro-Americana packaging captures the energy and spirit of the FOSSIL brand.  The FOSSIL apparel collection is offered through approximately 17 Company-owned stores located in leading malls and retail locations in the United States.  The line is also available at the Company’s web site, www.fossil.com.

The following table sets forth certain information with respect to the Company’s apparel line:

Brand	Apparel Lines	Suggested Price Point Range	Average Price	Distribution Channel

FOSSIL	Outerwear	$36 - 68	$45	FOSSIL jeans wear stores and Internet
	Men’s Tops	$20 - 48	$32
	Men’s Bottoms	$32 - 44	$40
	Women’s Tops	$16 - 38	$28
	Women’s Bottoms	$32 - 58	$40
	T-shirts	$12 - 20	$16

Other Products

                Licensed Products.  In order to complement the Company’s existing line of products and to increase consumer awareness of the FOSSIL brand, the Company has entered into license agreements for other categories of fashion accessories. These license agreements provide for royalty income to the Company based on a percentage of net sales and are subject to certain guaranteed minimum royalties. In 1999, the Company entered into a multi-year license agreement with the Safilo Group for the manufacture, marketing and sale of optical frames under the FOSSIL and RELIC brands in the United States and Canada.  The Company also entered into a multi-year license agreement for the manufacture, marketing and sale of certain handbags, backpacks and sports bags in Germany, Austria, Switzerland and The Netherlands under the FOSSIL brand.

                Future Products. The Company continually evaluates opportunities to expand its product offerings in the future to include other lines that would complement its existing product.

Design and Development

                The Company’s watch, accessory and apparel products are created and developed by its in-house design staff in cooperation with various outside sources, including manufacturing sources and component suppliers. Product design ideas are drawn from various sources and are reviewed and modified by the design staff to ensure consistency with the Company’s existing product offerings and the themes and images that it associates with its products. Senior management is actively involved in the design process.

                In order to respond effectively to changing consumer preferences, the Company attempts to stay abreast of emerging lifestyle and fashion trends affecting accessories and apparel. In addition, the Company attempts to take advantage of the constant flow of information from the Company’s customers regarding the retail performance of its products. The Company reviews weekly sales reports provided by a substantial number of the Company’s customers containing information with respect to sales and inventories by product category and style. Once a trend in the retail performance of a product category or style has been identified, the design and marketing staffs review their product design decisions to ensure that key features of successful products are incorporated into future designs. Other factors having an influence on the design process include the availability of components, the capabilities of the factories that will manufacture the products and the anticipated retail prices and profit margins for the products.

                The Company differentiates its products from those of its competitors principally by incorporating into its product designs innovations in fashion details, including variations in the treatment of dials, crystals, cases, straps and bracelets for the Company’s watches, and details and treatments in its other accessories. In certain instances, the Company believes that such innovations have allowed it to achieve significant improvements in consumer acceptance of its product offerings with only nominal increases in manufacturing costs. The Company believes that the substantial experience of its design staff will assist it in maintaining its current leadership position in watch design and in expanding the scope of its product offerings.

Marketing and Promotion

                The Company’s current FOSSIL brand advertising themes aim at evoking nostalgia for the simpler values and more optimistic outlook of an earlier time in America through the use of images of cars, trains, airliners and consumer products that reflect the classic American tastes of the period. These images are carefully coordinated in order to convey the flair for fun, fashion and humor that the Company associates with its products. The Company’s nostalgic tin packaging concept for many of its watch products and certain of its accessories is an example of these marketing themes. The tins have become a signature piece to the FOSSIL image and have become popular with collectors.

                The Company participates in cooperative advertising programs with its major retail customers, whereby it shares the cost of certain of their advertising and promotional expenses. An important aspect of the marketing process involves the use of in-store visual support and other merchandising materials, including packages, signs, posters and fixtures.  Through the use of these materials, the Company attempts to differentiate the space used to sell its products from other areas of its customers’ stores.  The Company also promotes the use of its Shop-in-Shop concept for handbags and small leather goods.  The Shop-in-Shop concept involves the use of dedicated space within a customer’s store  to create a FOSSIL “shop” featuring the Company’s products and visual displays.  The Company also provides its customers with a large number of preprinted, customized advertising inserts and from time to time stages promotional events designed to focus public attention on its products.

                The Company’s in-house advertising department designs, develops and implements all aspects of the packaging, advertising, marketing and sales promotion of the Company’s products. The advertising staff uses computer-aided design techniques to generate the images presented on product packaging and other advertising materials. The Company believes that the use of computers encourages greater creativity and reduces the time and cost required to incorporate new themes and ideas into effective product packaging and other advertising materials. Senior management is involved in monitoring the Company’s advertising and promotional activities to ensure that themes and ideas are communicated in a cohesive manner to the Company’s target audience.

                The Company advertises, markets and promotes its products to consumers through a variety of media, including catalog inserts, billboards, print media and the Internet. The Company has advertised from time to time with billboards and other outdoor advertisements including bus panels in major metropolitan areas. The Company periodically advertises the RELIC brand in certain national fashion and consumer magazines such as Teen, Twist, MH18 and Marie Claire.  The Company also periodically advertises in trade publications such as Women’s Wear Daily and Daily News Record.

Sales and Customers

                The Company sells its products in approximately 17,500 retail locations in the United States through a diversified distribution network that includes approximately 5,000 department store doors, such as Federated/Macy’s, May Department Stores, and Dillard’s for its FOSSIL brand and JCPenney, Kohls and Sears for its RELIC brand, and approximately 12,500 specialty retail locations.  The Company also sells its watch and accessory products at Company-owned FOSSIL retail stores located at retail sites in the United States and sells certain of its products at Company-owned FOSSIL outlet stores located at major outlet malls throughout the United States. The Company’s apparel products are sold through FOSSIL jeans wear stores and through the Company’s website.  The Company also sells its products at retail locations in major airports in the United States, on cruise ships and in Company-owned and independently-owned, authorized FOSSIL retail stores and kiosks in certain international markets. The Company generally does not have long-term contracts with any of its retail customers. All transactions between the Company and its retail customers are conducted on the basis of purchase orders, which generally require payment of amounts due to the Company on a net 30-day basis.

                Department Stores.  For fiscal years 2002, 2001 and 2000, domestic department stores accounted for approximately 49.3%, 53.3%, and 59.8% of the Company’s net sales, respectively. In addition, in the same periods, the Company’s 10 largest customers represented approximately 25%, 39%, and 40% of net sales, respectively. No customer accounted for more than 10% of the Company’s net sales in fiscal years 2002, 2001 and 2000. Certain of the Company’s customers are under common ownership. No customer, when considered as a group under common ownership, accounted for more than 10% of the Company’s net sales in fiscal years 2002, 2001 and 2000.

                International Sales.  The Company’s products are sold to department stores and specialty retail stores in over 90 countries worldwide through Company-owned foreign sales subsidiaries and through a network of approximately 53 independent distributors. The Company’s foreign operations include a presence in Europe, South and Central America, the Caribbean, Canada, the Far East, Australia and the Middle East. Foreign distributors generally purchase products at uniform prices established by the Company for all international sales and resell them to department stores and specialty retail stores. The Company generally receives payment from its foreign distributors in United States currency. During the fiscal years

2002, 2001 and 2000, international and export sales accounted for approximately 38.1%, 34.5%, and 30%, of net sales, respectively.

                Company-Owned FOSSIL Stores.  In 1995, the Company commenced operations of FOSSIL outlet stores at selected major outlet malls throughout the United States. The Company operated 47 outlet stores at the end of fiscal year 2002. These stores, which operate under the FOSSIL name, enable the Company to liquidate excess inventory and increase brand awareness. The Company’s products in such stores are generally sold at discounts from 25% to 75% off the suggested retail price. The Company intends to open five to seven additional outlet stores in 2003.

                In 1996, the Company commenced operations of full priced accessory FOSSIL retail stores at some of the most prestigious retail malls and entertainment parks in the United States in order to broaden the recognition of the FOSSIL brand name. The Company currently operates 23 accessory retail stores in leading malls and retail locations throughout the United States and 22 accessory retail stores in select international markets. These stores, which operate under the FOSSIL name, carry a full assortment of FOSSIL merchandise which is generally sold at the suggested retail price.  The Company intends to open two to three additional retail stores in the United States in 2003.  The Company also operates four multi-brand watch stores in Switzerland.

                In 2000, the Company began offering FOSSIL brand apparel through specially designed Company-owned apparel stores.  The Company currently operates 17 FOSSIL jeans wear stores in leading malls and retail locations throughout the United States.  The Company’s apparel stores carry the full apparel line along with an assortment of certain FOSSIL watch and accessory products.  The Company does not intend to open any additional apparel stores in 2003.

                During the fiscal years 2002, 2001 and 2000, Company-owned FOSSIL Store sales accounted for approximately 12%, 12%, and 10% of net sales, respectively.

                Internet Sales.  In November 1996, the Company established a website at www.fossil.com.  The Company offers selected FOSSIL brand watches, certain licensed watch brands, sunglassses, leather goods, apparel, jewelry and other related products. These products are also available to consumers through  “storefronts” on America Online, Microsoft Network, Amazon and Yahoo that are connected to the Company’s website. In addition to offering selected FOSSIL and licensed brand products, the Company also provides Company news and information on the website.  During 2000, the Company launched a business-to-business site that allows the Company’s specialty retail accounts access to real-time inventory, account information and automated order processing.

                Sales Personnel.  The Company utilizes an in-house sales staff and, to a lesser extent, independent sales representatives to promote the sale of the Company’s products to retail accounts. As of the end of fiscal year 2002, the Company had 117 in-house sales and customer service employees and 38 independent sales representatives. The Company’s in-house sales personnel receive a salary and, in some cases, a commission based on a percentage of gross sales attributable to specified accounts. Independent sales representatives generally do not sell competing product lines and are under contracts with the Company that are generally terminable by either party upon 30 days prior notice. These independent contractors are compensated on a commission basis.

                Customer Service.  The Company has developed an approach to managing the retail sales process that involves monitoring its customers’ sales and inventories by product category and style, primarily through EDI, and assisting in the conception, development and implementation of their marketing programs. For example, the Company reviews weekly selling reports prepared by certain of its principal customers and has established an active EDI program with certain of its customers. The Company also places significant emphasis on the establishment of cooperative advertising programs with its major retail customers. The Company believes that its management of the retail sales process has resulted in close relationships with its principal customers, often allowing it to influence the mix, quantity and timing of their purchasing decisions.

                The Company believes that its sales approach achieves high retail turnover in its products, which can result in attractive profit margins for its retail customers. The Company believes that the resulting profit margins for its retail customers encourage them to devote greater selling space to its products within their stores and enable the Company to work closely with buyers in determining the mix of products any store should carry. In addition, the Company believes that the buyers’ familiarity with the Company’s sales approach has and should continue to facilitate the introduction of new products through its existing distribution network.

                The Company permits the return of damaged or defective products. In addition, although it has no obligation to do so, the Company accepts limited amounts of product returns from its customers in certain other instances. Accordingly, the Company provides allowances for the estimated amount of product returns. The allowances for product returns as of the end of fiscal years 2002, 2001 and 2000 were $24.8 million, $22.5 million, and $21.2 million respectively. Since 1990, the Company has not experienced any returns in excess of the aggregate allowances therefor. Additional information regarding the Company's major customer, segment and geographic information is located in our financial statements.

Backlog

                It is the practice of a substantial number of the Company’s customers not to confirm orders by delivering a formal purchase order until a relatively short time prior to the shipment of goods. As a result, the amount of unfilled customer orders includes confirmed orders and orders that the Company believes will be confirmed by delivery of a formal purchase order. A majority of such amounts represent orders that have been confirmed. The remainder of such amounts represent orders that the Company believes, based on industry practice and prior experience, will be confirmed in the ordinary course of business. The Company’s backlog at a particular time is affected by a number of factors, including seasonality and the scheduling of the manufacture and shipment of products. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. For fiscal year 2002, the Company had unfilled customer orders of approximately $43.9 million compared to $57.4 million and $63.5 million for fiscal years 2001 and 2000, respectively.

Manufacturing

                The Company’s products are manufactured to its specifications by independent contractors and by companies in which the Company holds a majority interest. Substantially all of the Company’s watches are manufactured by approximately 39 factories located primarily in Hong Kong and China, except for the Company’s Swiss watches which are made in Switzerland. The Company believes that its policy of outsourcing products allows it to achieve increased production flexibility while avoiding significant capital expenditures, build-ups of work-in-process inventory and the costs of managing a substantial production work force.

                The principal components used in the manufacture of the Company’s watches are cases, crystals, dials, movements, bracelets and straps. These components are obtained by the Company’s manufacturing sources from a large number of suppliers located principally in Hong Kong, Japan, China, Taiwan, Italy, Thailand, Korea and Switzerland. The Company estimates that the majority of the movements used in the manufacture of the Company’s watches are supplied by four principal vendors. No other single component supplier accounted for more than 10% of component supplies in 2002. Although the Company does not normally engage in direct transactions with component suppliers, in some cases it actively reviews the performance of such suppliers and makes recommendations to its manufacturing sources regarding the sourcing of components. The Company does not believe that its business is materially dependent on any single component supplier.

                The Company believes that it has established and maintains close relationships with a number of watch manufacturers located in Hong Kong and China. In 2002, four separate watch manufacturers in which the Company holds a majority interest each accounted for 10% or more of the Company’s watch supplies. The loss of any one of these manufacturers could temporarily disrupt shipments of certain of the Company’s watches. However, as a result of the number of suppliers from which the Company purchases its watches, the Company believes that it could arrange for the shipment of goods from alternative sources within approximately 60 days on terms that are not materially different from those currently available to the Company.  Accordingly, the Company does not believe that the loss of any single supplier would have a material adverse effect on the Company’s business.  In general, however, the future success of the Company will depend upon its ability to maintain close relationships with, or ownership of, its current suppliers and to develop long-term relationships with other suppliers that satisfy the Company’s requirements for price and production flexibility.

                The Company’s products are manufactured according to plans that reflect management’s estimates of product performance based on recent sales results, current economic conditions and prior experience with manufacturing sources. The average lead time from the commitment to purchase products through the production and shipment thereof ranges from two to three months in the case of watches, from two to six months in the case of eyewear, from three to four months in the case of leather goods, from two to four months for apparel items and from four to six months for jewelry. The Company believes that the close relationships and, in certain cases, ownership interest, that it has established and maintains with its principal manufacturing sources constitute a significant competitive advantage and allow it to quickly and efficiently introduce innovative product designs and alter production in response to the retail performance of its products.

Quality Control

                The Company’s quality control program attempts to ensure that its products meet the standards established by its design staff. Samples of products are inspected by the Company prior to the placement of orders with manufacturing sources to ensure compliance with its specifications. The operations of the Company’s manufacturing sources located in Hong Kong are monitored on a periodic basis by Fossil (East). Substantially all of the Company’s watches and certain of its other accessories are inspected by personnel of Fossil (East) or by the manufacturer prior to shipment to the Company. In addition, the Company performs quality control checks on its products upon receipt at the Company’s facility.

Distribution

                Upon completion of manufacturing, the Company’s products are shipped to its warehousing and distribution centers in Dallas, Texas; Italy; Hong Kong; the United Kingdom; Germany; Australia; Switzerland; and France from which they are shipped to customers in selected markets.  The Company’s warehouse and distribution facility in Dallas, Texas, near the Company’s headquarters, allows the Company to maximize its inventory management and distribution capabilities.  In December 2002, the Company acquired a parcel of land in Germany on which it will construct a new 100,000 square foot distribution facility to be operational in late 2003.  This facility will support the Company’s current distribution operations in

Germany, allow the Company to consolidate its European distribution sites and further support future growth throughout Europe.

The Company’s warehouse and distribution facility in Dallas, Texas is operated in a special purpose subzone established by the United States Department of Commerce Foreign Trade Zone Board. As a result of the establishment of the subzone, the Company enjoys the following economic and operational advantages: (i) the Company may not have to pay duty on imported merchandise until it leaves the subzone and enters the United States market, (ii) the Company does not pay any United States duty on merchandise if the imported merchandise is subsequently re-exported, and (iii) the Company does not pay local property tax on inventory located within the subzone.

Management Information Systems

                Inventory Control.  The Company maintains inventory control systems at its facilities that enable it to track each item of merchandise from receipt from its manufacturing sources, through shipment to its customers. To facilitate this tracking, a significant number of products sold by the Company are pre-ticketed and bar coded prior to shipment to its retail customers. The Company’s inventory control systems report shipping, sales and individual SKU level inventory information. The Company manages the retail sales process by monitoring customer sales and inventory levels by product category and style, primarily through EDI. The Company believes that its distribution capabilities enable it to reduce inventory risk and increase flexibility in responding to the delivery requirements of its customers. The Company’s management believes that its EDI efforts will continue to grow in the future as customers focus further on increasing operating efficiencies. In addition, the Company maintains systems that are designed to track inventory movement through the FOSSIL retail and outlet stores. Detailed sales transaction records are accumulated on each store’s point-of-sale system and polled nightly by the Company.

                Enterprise Resource Planning.  During 2002, the Company began the process of implementing an Enterprise Resource Planning (ERP) system from SAP AG. Over the next few years, the Company intends to replace its existing ERP and other principal financial systems with software systems provided by SAP AG. The initial phase of this project entails implementing SAP’s sales and distribution, materials management, demand planning and forecasting and finance modules in North America. Implementation of this initial phase is scheduled for mid-2003.

Warranty and Repair

                The Company’s FOSSIL watch products are covered by a limited warranty against defects in materials or workmanship for a period of 11 years from the date of purchase. The Company’s RELIC watch products are covered by a comparable 12 year warranty. The Company’s BURBERRY and ZODIAC watches are covered by a 2 year limited warranty.  The Company’s licensed watch products generally are covered by one year limited warranty.  The Company’s sunglass line is covered by a one year limited warranty against defects in materials or workmanship. Defective products returned by consumers are processed at the Company’s warehousing and distribution centers. In most cases, defective products under warranty are repaired by the Company’s personnel. Products under warranty that cannot be repaired in a cost-effective manner are replaced by the Company at no cost to the customer. The Company also performs watch repair services on behalf of certain of its private label customers.

Governmental Regulations

                Imports and Import Restrictions.  Most of the Company’s products are manufactured overseas. As a result, the United States and the countries in which the Company’s products are manufactured or sold may from time to time modify existing or impose new quotas, duties, tariffs or other restrictions in a manner that adversely affects the Company. For example, the Company’s products imported to the United States are subject to United States customs duties and, in the ordinary course of its business, the Company may from time to time be subject to claims by the United States Customs Service for duties and other charges. Factors which may influence the modification or imposition of these restrictions include the determination by the United States Trade Representative that a country has denied adequate intellectual property rights or fair and equitable market access to United States firms that rely on intellectual property, trade disputes between the United States and a country that leads to withdrawal of “most favored nation” status for that country and economic and political changes within a country that are viewed unfavorably by the government of the United States. The Company cannot predict the effect, if any, these events would have on its operations, especially in light of the concentration of its manufacturing operations in Hong Kong and China.

                General.  The Company’s sunglass products are subject to regulation by the United States Food and Drug Administration as medical devices. The Company does not believe that compliance with such regulations is material to its operations. In addition, the Company is subject to various state and federal regulations generally applicable to similar businesses.

Intellectual Property

                Trademarks.  The Company has registered the FOSSIL and RELIC trademarks for use on the Company’s watches, leather goods, apparel and other fashion accessories in the United States and in certain foreign countries, including a number of countries located in Europe, the Far East, the Middle East, South America and Central America.  The Company has also registered or applied for registration in the United States and internationally certain other marks used by the Company in conjunction with the sale and marketing of its products and services, including ZODIAC® AVIA, ABACUS and ANTIMA.

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

Competition

                There is intense competition in each of the businesses in which the Company competes.  The Company’s watch business competes with a number of established manufacturers, importers and distributors such as Guess? Anne Klein II, Kenneth Cole and Swatch. In addition, the Company’s leather goods, sunglass, jewelry and apparel businesses compete with a large number of established companies that have significantly greater experience than the Company in designing, developing, marketing and distributing such products. In all of its businesses, the Company competes with numerous manufacturers, importers and distributors who have significantly greater financial, distribution, advertising and marketing resources than the Company. The Company’s competitors include distributors that import watches, accessories and apparel from abroad, domestic companies that have established foreign manufacturing relationships and companies that produce accessories and apparel domestically.

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

                The Company considers that the risk of significant new competitors is mitigated to some extent by barriers to entry such as high startup costs and the development of long-term relationships with customers and manufacturing sources. During the past few years, it has been the Company’s experience that better department stores and other major retailers have been increasingly unwilling to source products from suppliers who are not well capitalized or do not have a demonstrated ability to deliver quality merchandise in a timely manner. There can be no assurance, however, that significant new competitors will not emerge in the future.

Employees

                As of the end of fiscal year 2002, the Company (excluding Arrow Merchandising, Inc. and the Company’s foreign subsidiaries) had 2,233 employees, including 277 in executive or managerial positions and the balance in design, advertising, sales, quality control, distribution, clerical and other office positions. As of the end of fiscal year 2002, the Company’s foreign operating subsidiaries had 868 employees, including 80 in managerial positions.

                The Company has not entered into any collective bargaining agreements with its domestic employees. The Company believes that its relations with its employees are generally good.

Item 2.  Properties

                Company Facilities. As of the end of fiscal year 2002, the Company owned or leased the following facilities in connection with its domestic and international operations:

Location	Use	Square Footage	Owned / Leased
Richardson, Texas	Corporate headquarters	190,000	Owned
Richardson, Texas	Warehouse and general office	138,000	Owned
Dallas, Texas	Office, warehouse and distribution	517,500	Owned
Hong Kong	Office and warehouse	37,600	Lease expiring in 2003
China	Manufacturing	86,359	Lease expiring in 2005
China	Manufacturing	22,000	Lease expiring in 2003
China	Manufacturing	48,000	Lease expiring in 2006
Tokyo, Japan	Office, warehouse and distribution	3,594	Lease expiring in 2005
Erlstätt, Germany	Office, warehouse and distribution	12,000	Lease expiring in 2010
Milton Keynes, England	Office, warehouse and distribution	8,250	Lease expiring in 2005
Saverne, France	Office, warehouse and distribution	51,450	Owned
Sydney, Australia	Office, warehouse and distribution	4,375	Lease expiring in 2004
Vicenza, Italy	Office, warehouse and distribution	22,750	Lease expiring in 2007
Bienne, Switzerland	Office, warehouse, distribution and manufacturing	4,779	Lease expiring 2004
New York, New York	General office and showroom	13,596	Lease expiring in 2006
Atlanta, Georgia	General office and showroom	1,380	Lease expiring in 2003
Chicago, Illinois	General office and showroom	2,980	Lease expiring in 2004
Los Angeles, California	General office and showroom	1,934	Lease expiring in 2005

                The Company’s Richardson, Texas facilities are located on approximately 20 acres of land and the Dallas, Texas facility is on approximately 47 acres of land. The Company owns these facilities and the land on which each is located.

                Jeans Wear Retail Store Facilities.  As of the end of fiscal year 2002, the Company had entered into 17 lease agreements for retail space at prime locations in the United States for the sale of its apparel line and certain of its accessory products. The leases, including renewal options, expire at various times from 2010 to 2011.   The leases provide for minimum annual rentals and, in certain cases, for the payment of additional rent when sales exceed specified net sales amounts. The amount of percentage rent ranges from six percent to eight percent. The Company is also required to pay its pro rata share of the common area maintenance costs, including real estate taxes, insurance, maintenance expenses and utilities.

                Accessory Retail Store Facilities. As of the end of fiscal year 2002, the Company had entered into 25 lease agreements for retail space at prime locations in the United States for the sale of its full assortment of accessory products. The leases, including renewal options, expire at various times from 2003 to 2013. The leases provide for minimum annual rentals and, in certain cases, for the payment of additional rent when sales exceed specified net sales amounts. The amount of percentage rent ranges from six percent to nine percent. The Company is also required to pay its pro rata share of the common area maintenance costs, including real estate taxes, insurance, maintenance expenses and utilities.

                Outlet Store Facilities.  The Company also leases retail space at selected outlet centers throughout the United States for the sale of its products. As of the end of fiscal year 2002, the Company had entered into 50 such leases. The leases, including renewal options, expire at various times from 2003 to 2012, and provide for minimum annual rentals and for the payment of additional rent based on a percentage of sales above specified net sales amounts ranging from four percent to eight percent. The Company is also required to pay its pro rata share of the common area maintenance costs at each outlet center, including, real estate taxes, insurance, maintenance expenses and utilities.

                The Company believes that its existing facilities are well maintained and in good operating condition. In December 2002, the Company acquired a parcel of land in Germany on which it will construct a new 100,000 square foot facility to be operational in August 2003.  This facility will support the Company’s current operations in Germany as well as allow the Company to further support future growth throughout Europe.

Item 3.  Legal Proceedings

                There are no legal proceedings to which the Company is a party or to which its properties are subject, other than routine litigation incident to the Company’s business which is not material to the Company’s consolidated financial condition, cash flows or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

                No matter was submitted to a vote of the stockholders of the Company during the fourth quarter of fiscal year 2002.

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters

                The Company’s Common Stock is listed on the Nasdaq National Market under the symbol “FOSL.”  Quotation of the Company’s Common Stock began on the Nasdaq National Market on April 8, 1993.

                The following table sets forth the range of quarterly high and low sales prices per share of the Company’s Common Stock on the Nasdaq National Market for the fiscal years ended January 4, 2003 and January 5, 2002. Such prices have been adjusted to reflect a three-for-two stock split (the “3 for 2 Stock Split”) of the Company’s Common Stock effected as a fifty percent (50%) stock dividend declared on May 14, 2002 and paid on June 7, 2002 to all stockholders of record on May 24, 2002.

	High	Low

Fiscal year beginning January 6, 2002:

First Quarter	$18.667	$13.167
Second Quarter	23.740	17.527
Third Quarter	24.610	15.600
Fourth Quarter	22.620	14.990

Fiscal year beginning December 31, 2000:

First Quarter	$13.500	$ 9.167
Second Quarter	15.567	11.007
Third Quarter	14.867	9.407
Fourth Quarter	15.067	10.767

                As of March 28, 2003, the Company estimates that there were approximately 6,000 beneficial owners of the Company’s Common Stock, represented by approximately 160 holders of record.

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

Item 6.  Selected Financial Data

                The information appearing under “Financial Highlights” beginning on page 3 of the Fossil, Inc. 2002 Annual Report is incorporated herein by reference.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

                The information appearing under “Management’s Discussion and Analysis” beginning on page 21 of the Fossil, Inc. 2002 Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

                The information appearing under “Management’s Discussion and Analysis” and “Financial Information” beginning on pages 21 and 29, respectively, of the Fossil, Inc. 2002 Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplemental Data

                The information appearing under “Financial Information” beginning on page 29 of the Fossil, Inc. 2002 Annual Report is incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

                The Company has had no changes in or disagreements with its accountants to report under this item.

PART III

Item 10.  Directors and Executive Officers of the Registrant

                The information required in response to this Item is incorporated herein by reference to the Company’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

Item 11.  Executive Compensation

                The information required in response to this Item is incorporated herein by reference to the Company’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

                The information required in response to this Item is incorporated herein by reference to the Company’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

Item 13.  Certain Relationships and Related Transactions

                The information required in response to this Item is incorporated herein by reference to the Company’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

Item 14.  Controls and Procedures

                Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures was effective.  No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

Item 15.  Exhibits, Financial Statements Schedules and Reports on Form 8-K

                (a)  Documents filed as part of Report.

                1.  Financial Statements:

                The Financial Statements appearing under “Financial Information” beginning on page 29 of the Fossil, Inc. 2002 Annual Report are incorporated herein by reference.

                2.  Financial Statement Schedule:

                The following Financial Statement Schedule and related Auditor’s Report are contained herein on pages S-1 and S-2 of this Report.

                Schedule II - Valuation and Qualifying Accounts

                3.  Exhibits:

3.1              Second Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 10-Q for the quarterly period ended July 4, 1998).

3.2              Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 10-Q for the quarterly period ended July 1, 2000).

3.3              Amended and Restated Bylaws of Fossil, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 10-Q for the quarterly period ended September 30, 2000).

10.1(2)        Fossil, Inc. 1993 Nonemployee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Registration Statement of Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).

10.2(2)        Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Registration Statement of Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).

10.3(2)        Fossil, Inc. 1993 Savings and Retirement Plan (incorporated herein by reference to Exhibit 10.3 of the Company’s Registration Statement of Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).

10.4            Non-Competition Agreement dated December 31, 1992 between Fossil, Inc. and Mr. Jal S. Shroff (incorporated herein by reference to Exhibit 10.12 of the Company’s Registration Statement of Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).

10.5            Amended and Restated Buying Agent Agreement dated March 21, 1992 between Fossil, Inc. and Fossil East Ltd. (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1993).

10.6            Subordination Agreement of Fossil Trust for the benefit of First Interstate Bank of Texas, N.A. dated as of August 31, 1994 (incorporated by reference to Exhibit 10.7 of the Company’s Report on Form 10-Q for the quarterly period ended September 30, 1994).

10.7            Indemnity Agreement dated as of August 31, 1994 from Fossil Partners, L.P. and Fossil, Inc. to First Interstate Bank of Texas, N.A. (incorporated by reference to Exhibit 10.8 of the Company’s Report on Form 10-Q for the quarterly period ended September 30, 1994).

10.8            Master Licensing Agreement dated as of August 30, 1994, by and between Fossil, Inc. and Fossil Partners, L.P. (incorporated by reference to Exhibit 10.12 of the Company’s Report on Form 10-Q for the quarterly period ended September 30, 1994).

10.9            Agreement of Limited Partnership of Fossil Partners, L.P. (incorporated by reference to Exhibit 10.13 of the Company’s Report on Form 10-Q for the quarterly period ended September 30, 1994).

10.10          Overhead Allocation Agreement by and between Fossil Partners, L.P. and Fossil Stores I, Inc. dated December 1, 1994 (incorporated by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994).

10.11          Stock Pledge Agreement entered into on May 2, 1995 by and between Fossil, Inc. and First Interstate Bank of Texas, N.A. (incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 10-Q for the quarterly period ended June 30, 1995).

10.12          Joint Development Agreement entered into on December 25, 1995 by and between Fossil, Inc., Seiko Instruments, Inc, and Time Tech, Inc. (incorporated by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.13(2)      First Amendment to the Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 10-Q for the quarterly period ended July 4, 1998).

10.14(2)      Second Amendment to the Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 10-Q for the quarterly period ended July 4, 1998).

10.15(2)      Amendment to the Fossil, Inc. 1993 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.24 of the Company’s Report on Form 10-K for the year-ended January 2, 1999).

10.16(2)      Fossil, Inc. and Affiliates Deferred Compensation Plan (incorporated by reference to Exhibit 10.25 of the Company’s Report on Form 10-K for the year-ended January 2, 1999).

10.17          Joint Venture Agreement by and between Sucesores de A. Cadarso and Fossil Europe B.V., dated as of July 27, 2000 (without exhibits) (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 10-Q for the quarterly period ended September 30, 2000).

10.18(2)      Third Amendment to the Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 10-Q for the quarterly period ended July 7, 2001).

10.19          Agreement for the Sale and Purchase of the Avia Watch Company Limited between Roventa-Henex S.A. and Fossil (UK) Holdings Limited and Fossil, Inc. dated May 4, 2001 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 10-Q for the quarterly period ended July 7, 2001).

10.20          Stock Purchase Agreement by and between Fossil, Inc. and FSLA Pty. Limited, Mike Houtzaager and Colette Houtzaager dated June 6, 2001 (without exhibits) (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 10-Q for the quarterly period ended October 6, 2001).

10.21          Stock Purchase and Joint Venture Agreement by and between Fossil, Inc. and Seiko Instruments Inc. dated June 14, 2001 (without exhibits) (incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 10-Q for the quarterly period ended October 6, 2001).

10.22          Share Purchase Agreement by and between Fossil Europe B.V. and Banque Degroof Luxembourg SA, Mr. Eric Gallou, Mr. Christian Matt, Activ’Invest SA dated August 3, 2001 (without schedules and exhibits) (incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 10-Q for the quarterly period ended October 6, 2001).

10.23          Asset Purchase Agreement between Genender International, Inc. and Fossil, Inc. dated August 27, 2001 (without exhibits and schedules) (incorporated by reference to Exhibit 10.4 of the Company’s Report on Form 10-Q for the quarterly period ended October 6, 2001).

10.24          Second Amendment to Fourth Amended and Restated Loan Agreement dated June 26, 2001 by and among Wells Fargo Bank Texas, National Association, a national banking association formerly known as Wells Fargo Bank (Texas), National Association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc. and Fossil Stores II, Inc. (without exhibits) (incorporated by reference to Exhibit 10.28 of the Company’s Report on Form 10-K for the year-ended January 5, 2002).

10.25          Stock Purchase Agreement by and between Montres Antima SA and Flavio Rota and Meliga Habillement Horloger SA dated October 31, 2001 (without exhibits and schedules) (incorporated by reference to Exhibit 10.29 of the Company’s Report on Form 10-K for the year-ended January 5, 2002).

10.26          Asset Purchase Agreement by and between Meliga Habillement Horloger SA and Montres Antima SA dated October 31, 2001 (without exhibits and schedules) (incorporated by reference to Exhibit 10.30 of the Company’s Report on Form 10-K for the year-ended January 5, 2002).

10.27          Stock Purchase Agreement by and between Swiss Technology Holding AG and Michel Geiger dated October 31, 2001 (without exhibits and schedules) (incorporated by reference to Exhibit 10.31 of the Company’s Report on Form 10-K for the year-ended January 5, 2002).

10.28(2)      2002 Restricted Stock Plan of Fossil, Inc. (incorporated by reference to Exhibit 10.32 of the Company’s Report on Form 10-K for the year-ended January 5, 2002).

10.29          Stock Purchase Agreement by and between Fossil Europe B.V. and Thomas Steinemann dated June 25, 2002 (without exhibits) (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 10-Q for the quarterly period ended July 6, 2002).

10.30          Fourth Amendment to Fourth Amended and Restated Loan Agreement dated June 25, 2002 by and among Wells Fargo Bank Texas, National Association, a national banking association formerly known as Wells Fargo Bank (Texas), National Association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc. and Fossil Stores II, Inc. (without exhibits) (incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 10-Q for the quarterly period ended July 6, 2002).

10.31          Asset Purchase Agreement among Fossil Canada Inc. and Comark Inc. and Fossil, Inc. dated July 31, 2002 (without exhibits) (incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 10-Q for the quarterly period ended July 6, 2002).

13(1)           Fossil, Inc. 2002 Annual Report to Stockholders.

21.1(1)        Subsidiaries of Fossil, Inc.

23.1(1)        Consent of Independent Auditors.

99.1(1)        Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2(1)        Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)                                            Filed herewith.

(2)                                            Management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K

                The Company did not file any report on Form 8-K during the last quarter of the period covered by this Report.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Richardson, State of Texas, on April 4, 2003.

FOSSIL, INC.

/s/ Kosta N. Kartsotis
Kosta N. Kartsotis, President, Chief
Executive Officer and Director

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Tom Kartsotis	Chairman of the Board and Director	April 4, 2003
Tom Kartsotis	(Principal Executive Officer)

/s/ Kosta N. Kartsotis	President, Chief Executive Officer	April 4, 2003
Kosta N. Kartsotis	and Director

/s/ Mike L. Kovar	Senior Vice President and Chief Financial Officer	April 4, 2003
Mike L. Kovar	(Principal Financial and Accounting Officer)

/s/ Michael W. Barnes	President, International and Special Markets	April 4, 2003
Michael W. Barnes	Division and Director

/s/ Richard H. Gundy	President, FOSSIL Watches and Stores Division	April 4, 2003
Richard H. Gundy	and Director

/s/ Jal S. Shroff	Director	April 4, 2003
Jal S. Shroff

/s/ Kenneth W. Anderson	Director	April 4, 2003
Kenneth W. Anderson

/s/ Alan J. Gold	Director	April 4, 2003
Alan J. Gold

/s/ Michael Steinberg	Director	April 4, 2003
Michael Steinberg

/s/ Donald J. Stone	Director	April 4, 2003
Donald J. Stone

Certification of Principal Executive Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Kosta N. Kartsotis, certify that:

1)     I have reviewed this annual report on Form 10-K of Fossil, Inc.;

2)     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d- 14) for the registrant and have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (“Evaluation Date”); and

c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons fulfilling the equivalent functions):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 4, 2003

/s/ Kosta N. Kartsotis
Kosta N. Kartsotis,
President and Chief Executive Officer

Certification of Principal Financial Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Mike L. Kovar, certify that:

1)     I have reviewed this annual report on Form 10-K of Fossil, Inc.;

2)     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d- 14) for the registrant and have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (“Evaluation Date”); and

c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons fulfilling the equivalent functions):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 4, 2003

/s/ Mike L. Kovar
Mike L. Kovar, Senior Vice President, Chief Financial Officer and Treasurer

INDEPENDENT AUDITORS’ REPORT

Directors and Stockholders of Fossil, Inc.

We have audited the consolidated financial statements of Fossil, Inc. and subsidiaries as of January 4, 2003 and January 5, 2002, and for each of the three years in the period ended January 4, 2003, and have issued our report thereon dated February 24, 2003; such consolidated financial statements and report are included in your 2002 Annual Report to Stockholders and are incorporated herein by reference.  Our audits also included the consolidated financial statement schedule of Fossil, Inc. and subsidiaries listed in Item 15.  This consolidated financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  DELOITTE & TOUCHE LLP

Dallas, Texas

February 24, 2003

S-1

SCHEDULE II

FOSSIL, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Fiscal Years 2000, 2001, and 2002

(in thousands)

		Additions
Classification	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Deductions	Balance at End of Period
			Actual Returns or Writeoffs

Fiscal Year 2000:
Accounts receivable allowances:
Sales returns	17,700	26,513	(22,966)	21,247
Bad debts	7,957	3,005	(1,481)	9,481
Cash discounts	173	170	(159)	184
Inventory in transit for estimated customer returns	(9,463)	(14,415)	11,609	(12,269)

Fiscal Year 2001:
Accounts receivable allowances:
Sales returns	21,247	29,385	(28,175)	22,457
Bad debts	9,481	3,037	(808)	11,710
Cash discounts	184	331	(190)	325
Inventory in transit for estimated customer returns	(12,269)	(16,586)	15,619	(13,236)

Fiscal Year 2002:
Accounts receivable allowances:
Sales returns	22,457	35,832	(33,476)	24,813
Bad debts	11,710	2,839	(1,932)	12,617
Cash discounts	325	419	(465)	279
Inventory in transit for estimated customer returns	(13,236)	(21,725)	19,936	(15,025)

S-2

EXHIBIT INDEX

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 10-Q for the quarterly period ended July 4, 1998).

3.2

Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 10-Q for the quarterly period ended July 1, 2000).

3.3	Amended and Restated Bylaws of Fossil, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 10-Q for the quarterly period ended September 30, 2000).

10.1(2)

Fossil, Inc. 1993 Nonemployee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Registration Statement of Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).

10.2(2)

Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Registration Statement of Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).

10.3(2)

Fossil, Inc. 1993 Savings and Retirement Plan (incorporated herein by reference to Exhibit 10.3 of the Company’s Registration Statement of Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).

10.4

Non-Competition Agreement dated December 31, 1992 between Fossil, Inc. and Mr. Jal S. Shroff (incorporated herein by reference to Exhibit 10.12 of the Company’s Registration Statement of Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).

10.5

Amended and Restated Buying Agent Agreement dated March 21, 1992 between Fossil, Inc. and Fossil East Ltd. (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1993).

10.6

Subordination Agreement of Fossil Trust for the benefit of First Interstate Bank of Texas, N.A. dated as of August 31, 1994 (incorporated by reference to Exhibit 10.7 of the Company’s Report on Form 10-Q for the quarterly period ended September 30, 1994).

10.7

Indemnity Agreement dated as of August 31, 1994 from Fossil Partners, L.P. and Fossil, Inc. to First Interstate Bank of Texas, N.A. (incorporated by reference to Exhibit 10.8 of the Company’s Report on Form 10-Q for the quarterly period ended September 30, 1994).

10.8

Master Licensing Agreement dated as of August 30, 1994, by and between Fossil, Inc. and Fossil Partners, L.P. (incorporated by reference to Exhibit 10.12 of the Company’s Report on Form 10-Q for the quarterly period ended September 30, 1994).

10.9	Agreement of Limited Partnership of Fossil Partners, L.P. (incorporated by reference to Exhibit 10.13 of the Company’s Report on Form 10-Q for the quarterly period ended September 30, 1994).

10.10

Overhead Allocation Agreement by and between Fossil Partners, L.P. and Fossil Stores I, Inc. dated December 1, 1994 (incorporated by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994).

10.11          Stock Pledge Agreement entered into on May 2, 1995 by and between Fossil, Inc. and First Interstate Bank of Texas, N.A. (incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 10-Q for the quarterly period ended June 30, 1995).

10.12          Joint Development Agreement entered into on December 25, 1995 by and between Fossil, Inc., Seiko Instruments, Inc, and Time Tech, Inc. (incorporated by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.13(2)      First Amendment to the Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 10-Q for the quarterly period ended July 4, 1998).

10.14(2)      Second Amendment to the Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 10-Q for the quarterly period ended July 4, 1998).

10.15(2)      Amendment to the Fossil, Inc. 1993 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.24 of the Company’s Report on Form 10-K for the year-ended January 2, 1999).

10.16(2)      Fossil, Inc. and Affiliates Deferred Compensation Plan (incorporated by reference to Exhibit 10.25 of the Company’s Report on Form 10-K for the year-ended January 2, 1999).

10.17          Joint Venture Agreement by and between Sucesores de A. Cadarso and Fossil Europe B.V., dated as of July 27, 2000 (without exhibits) (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 10-Q for the quarterly period ended September 30, 2000).

10.18(2)      Third Amendment to the Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 10-Q for the quarterly period ended July 7, 2001).

10.19          Agreement for the Sale and Purchase of the Avia Watch Company Limited between Roventa-Henex S.A. and Fossil (UK) Holdings Limited and Fossil, Inc. dated May 4, 2001 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 10-Q for the quarterly period ended July 7, 2001).

10.20          Stock Purchase Agreement by and between Fossil, Inc. and FSLA Pty. Limited, Mike Houtzaager and Colette Houtzaager dated June 6, 2001 (without exhibits) (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 10-Q for the quarterly period ended October 6, 2001).

10.21          Stock Purchase and Joint Venture Agreement by and between Fossil, Inc. and Seiko Instruments Inc. dated June 14, 2001 (without exhibits) (incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 10-Q for the quarterly period ended October 6, 2001).

10.22          Share Purchase Agreement by and between Fossil Europe B.V. and Banque Degroof Luxembourg SA, Mr. Eric Gallou, Mr. Christian Matt, Activ’Invest SA dated August 3, 2001 (without schedules and exhibits) (incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 10-Q for the quarterly period ended October 6, 2001).

10.23          Asset Purchase Agreement between Genender International, Inc. and Fossil, Inc. dated August 27, 2001 (without exhibits and schedules) (incorporated by reference to Exhibit 10.4 of the Company’s Report on Form 10-Q for the quarterly period ended October 6, 2001).

10.24          Second Amendment to Fourth Amended and Restated Loan Agreement dated June 26, 2001 by and among Wells Fargo Bank Texas, National Association, a national banking association formerly known as Wells Fargo Bank (Texas), National Association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc. and Fossil Stores II, Inc. (without exhibits) (incorporated by reference to Exhibit 10.28 of the Company’s Report on Form 10-K for the year-ended January 5, 2002).

10.25          Stock Purchase Agreement by and between Montres Antima SA and Flavio Rota and Meliga Habillement Horloger SA dated October 31, 2001 (without exhibits and schedules) (incorporated by reference to Exhibit 10.29 of the Company’s Report on Form 10-K for the year-ended January 5, 2002).

10.26          Asset Purchase Agreement by and between Meliga Habillement Horloger SA and Montres Antima SA dated October 31, 2001 (without exhibits and schedules) (incorporated by reference to Exhibit 10.30 of the Company’s Report on Form 10-K for the year-ended January 5, 2002).

10.27          Stock Purchase Agreement by and between Swiss Technology Holding AG and Michel Geiger dated October 31, 2001 (without exhibits and schedules) (incorporated by reference to Exhibit 10.31 of the Company’s Report on Form 10-K for the year-ended January 5, 2002).

10.28(2)      2002 Restricted Stock Plan of Fossil, Inc. (incorporated by reference to Exhibit 10.32 of the Company’s Report on Form 10-K for the year-ended January 5, 2002).

10.29          Stock Purchase Agreement by and between Fossil Europe B.V. and Thomas Steinemann dated June 25, 2002 (without exhibits) (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 10-Q for the quarterly period ended July 6, 2002).

10.30          Fourth Amendment to Fourth Amended and Restated Loan Agreement dated June 25, 2002 by and among Wells Fargo Bank Texas, National Association, a national banking association formerly known as Wells Fargo Bank (Texas), National Association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc. and Fossil Stores II, Inc. (without exhibits) (incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 10-Q for the quarterly period ended July 6, 2002).

10.31          Asset Purchase Agreement among Fossil Canada Inc. and Comark Inc. and Fossil, Inc. dated July 31, 2002 (without exhibits) (incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 10-Q for the quarterly period ended July 6, 2002).

13(1)           Fossil, Inc. 2002 Annual Report to Stockholders.

21.1(1)        Subsidiaries of Fossil, Inc.

23.1(1)        Consent of Independent Auditors.

99.1(1)        Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2(1)        Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)                                            Filed herewith.

(2)                                            Management contract or compensatory plan or arrangement.