Form 10-Q
period 2003-04-05
FOSSIL INC
filed 2003-05-20
CIK 883569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 5, 2003

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

(972) 234-2525
(Registrant’s telephone number, including area code)

Indicate by check mark whether registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒    No   ☐

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☒    No   ☐

The number of shares of Registrant’s common stock outstanding as of May 16, 2003: 46,489,765

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FOSSIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	April 5, 2003	January 4, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$111,705	$112,348
Short-term marketable investments	5,428	5,576
Accounts receivable – net	80,525	86,351
Inventories	122,215	121,823
Deferred income tax benefits	10,047	13,597
Prepaid expenses and other current assets	16,840	15,944

Total current assets	346,760	355,639

Investment in joint venture	2,286	1,926
Property, plant and equipment – net	107,655	103,112
Intangible and other assets – net	22,192	21,849

	$478,893	$482,526
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$2,505	$2,505
Accounts payable	29,832	32,999
Accrued expenses:
Co-op advertising	7,731	13,784
Compensation	8,476	11,314
Other	28,660	33,028
Income taxes payable	20,698	20,832

Total current liabilities	97,902	114,462

Deferred income tax liability	27,482	23,599
Minority interest in subsidiaries	3,752	3,924
Stockholders’ equity:
Common stock, 46,458,459 and 46,392,123 shares issued and outstanding, respectively	465	464
Additional paid-in capital	28,957	27,096
Retained earnings	323,160	311,019
Accumulated other comprehensive income	539	4,263
Deferred compensation	(3,364)	(2,301)

Total stockholders’ equity	349,757	340,541

	$478,893	$482,526

See notes to condensed consolidated financial statements.

FOSSIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

UNAUDITED

(In thousands, except per share amounts)

	For the 13 Weeks Ended April 5, 2003	For the 13 Weeks Ended April 6, 2002

Net sales	$169,767	$143,680
Cost of sales	84,151	72,188
Gross profit	85,616	71,492

Operating expenses:
Selling and distribution	51,138	39,756
General and administrative	14,656	12,472
Total operating expenses	65,794	52,228

Operating income	19,822	19,264
Interest expense	4	85
Other (expense) income – net	(233)	189
Income before income taxes	19,585	19,368
Provision for income taxes	7,442	7,553
Net income	$12,143	$11,815

Other comprehensive income (loss), net of taxes:
Currency translation adjustment	(4,313)	(576)
Unrealized loss on short-term marketable investments	(79)	(11)
Forward contracts as hedge of intercompany foreign currency payments:
Increase in fair values	668	74

Total comprehensive income	$8,419	$11,302

Earnings per share:
Basic	$0.26	$0.26
Diluted	$0.25	$0.25
Weighted average common shares outstanding:
Basic	46,412	45,510
Diluted	48,247	47,652

See notes to condensed consolidated financial statements.

FOSSIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(In thousands)

	For the 13 Weeks Ended April 5, 2003	For the 13 Weeks Ended April 6, 2002
Operating activities:
Net income	$12,143	$11,815
Noncash items affecting net income:
Minority interest in subsidiaries	787	302
Equity in income of joint venture	(360)	(71)
Depreciation and amortization	3,916	2,792
Deferred compensation amortization	213	—
Tax benefit derived from exercise of stock options	55	914
Loss on disposal of assets	167	321
Increase in allowance for doubtful accounts	469	446
Decrease in allowance for returns - net of related inventory in transit	(918)	(708)
Deferred income taxes	9,250	1,902
Changes in operating assets and liabilities:
Accounts receivable	6,666	2,844
Inventories	(783)	7,887
Prepaid expenses and other current assets	(896)	(3,553)
Accounts payable	(7,826)	260
Accrued expenses	(13,259)	(9,410)
Income taxes payable	(134)	3,293
Net cash from operating activities	9,490	19,034

Investing activities:
Acquisitions, net of cash acquired	(104)	—
Additions to property, plant and equipment	(8,483)	(5,322)
Sale (purchase) of short-term marketable investments	69	(68)
(Increase) decrease in intangible and other assets	(382)	215
Net cash used in investing activities	(8,900)	(5,175)

Financing activities:
Proceeds from exercise of stock options	592	1,780
Acquisition and retirement of common stock	(61)	(23)
Net purchase of treasury stock	—	(36)
Distribution of minority interest earnings	(959)	(441)
Net decrease in notes payable	—	(15,890)
Net cash used in financing activities	(428)	(14,610)

Effect of exchange rate changes on cash and cash equivalents	(805)	(547)
Net decrease in cash and cash equivalents	(643)	(1,298)
Cash and cash equivalents:
Beginning of period	112,348	67,491

End of period	$111,705	$66,193

See notes to condensed consolidated financial statements.

FOSSIL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1.                                      FINANCIAL STATEMENT POLICIES

Basis of Presentation.  The condensed consolidated financial statements include the accounts of Fossil, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”).  The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of April 5, 2003, and the results of operations for the thirteen-week periods ended April 5, 2003 and April 6, 2002, respectively. All adjustments are of a normal, recurring nature. Reclassification of certain amounts for the thirteen-week period ended April 6, 2002, have been made to conform to the presentation for the thirteen-week period ended April 5, 2003.

These interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included in Form 10-K filed by the Company pursuant to the Securities Exchange Act of 1934 for the year ended January 4, 2003. Operating results for the thirteen-week period ended April 5, 2003, are not necessarily indicative of the results to be achieved for the full year.

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

2.                                      INVENTORIES

Inventories consist of the following:

(In thousands)	April 5, 2003	January 4, 2003

Components and parts	$6,956	$9,481
Work-in-process	2,492	2,417
Finished merchandise on hand	84,155	83,462
Merchandise at Company retail stores	13,978	11,430
Merchandise in-transit from estimated customer returns	14,634	15,033

	$122,215	$121,823

3.                                      FOREIGN CURRENCY HEDGING INSTRUMENTS

The Company periodically enters into forward contracts principally to hedge the future payment of intercompany inventory transactions with its non-U.S. subsidiaries. At April 5, 2003, the Company had forward contracts to sell 48.4 million Euro for approximately $46.6 million, expiring through December 2003 and 1.5 million British Pounds for approximately $2.4 million, expiring through June 2003. If the Company were to settle its Euro and British Pound based contracts at the reporting dates the net result would be a net loss of approximately $2.8 million, net of taxes, as of April 5, 2003. This unrealized loss is recognized in accumulated other comprehensive income.  The net increase in fair value for the thirteen-week periods ended April 5, 2003, and April 6, 2002, respectively, of approximately $668,000 and $74,000, are included in other comprehensive income (loss). The net increase for the thirteen-week period ended April 5, 2003 consisted of net losses from these hedges of $1.5 million less $2.2 million of net losses reclassified into earnings.

4.                                      SEGMENT AND GEOGRAPHIC INFORMATION

(In thousands)

	For the 13 Weeks Ended April 5, 2003		For the 13 Weeks Ended April 6, 2002
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
U.S.- exclusive of Stores:
External customers	$80,687	$8,445	$78,860	$17,359
Intergeographic	33,546	—	23,190	—
Far East and Export:
External customers	17,506	13,302	12,042	5,277
Intergeographic	56,438	—	39,540	—
Stores	16,073	(4,111)	14,090	(4,636)
Europe:
External customers	55,501	2,186	38,688	1,264
Intergeographic	2,888	—	—	—
Intergeographic items	(92,872)	—	(62,730)	—
Consolidated	$169,767	$19,822	$143,680	$19,264

5.                                      EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS:

(In thousands, except per share data)	For the 13 Weeks Ended April 5, 2003	For the 13 Weeks Ended April 6, 2002
Numerator:
Net income	$12,143	$11,815
Denominator:
Basic EPS computation:
Weighted average common shares outstanding	46,412	45,510

Basic EPS	$0.26	$0.26

Diluted EPS computation:
Denominator:
Basic weighted average common shares outstanding	46,412	45,510
Stock option conversion	1,835	2,142
	48,247	47,652

Diluted EPS	$0.25	$0.25

6.                                      ACQUISITIONS

In January 2003, Fossil Europe B.V., a wholly-owned subsidiary of the Company, acquired three FOSSIL stores in the Netherlands from Ticaway. In a related transaction, Fossil Europe GmbH, a wholly-owned subsidiary of the Company, acquired three FOSSIL stores in Germany from Ticaway GmbH. Prior to these transactions, the stores were operated by Ticaway pursuant to a Joint Retail Store Development and Trademark License Agreement. The combined purchase price for these acquisitions consisted of approximately $100,000 in cash. Subject to certain contingencies, the Company will pay an additional $100,000 in common stock. These acquisitions were recorded as a purchase and no goodwill was recorded in connection with these transactions.

7.                                      STOCK OPTION PLAN

The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. No compensation cost has been recognized for the Company’s stock option plans because the quoted market price of the Common Stock at the date of the grant was not in excess of the amount an employee must pay to acquire the Common Stock. SFAS No. 123, “Accounting for Stock-Based Compensation,” issued by the FASB in 1995, prescribes a method to record compensation cost for stock-based employee compensation plans at fair value. Pro forma disclosures as if the Company had adopted the recognition requirements under SFAS No. 123 for the thirteen-week periods ended April 5, 2003, and April 6, 2002, respectively, are presented below.

(In thousands, except per share data)	For the 13 Weeks Ended April 5, 2003	For the 13 Weeks Ended April 6, 2002

Net income as reported:	$12,143	$11,815
Fair value based compensation expense, net of taxes	870	948
Pro forma net income	$11,273	$10,867

Basic earnings per share:
As reported	$0.26	$0.26
Pro forma under SFAS No. 123	$0.24	$0.24

Diluted earnings per share:
As reported	$0.25	$0.25
Pro forma under SFAS No. 123	$0.23	$0.23

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of Fossil, Inc. and its wholly and majority-owned subsidiaries (the “Company”) for the thirteen-week period ended April 5, 2003 (the “First Quarter”), as compared to the thirteen-week period ended April 6, 2002 (the “Prior Year Quarter”). This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes attached hereto.

General

Fossil is a design, development, marketing and distribution company that specializes in consumer products predicated on fashion and value.  The FOSSIL brand name was developed by the Company to convey a distinctive fashion, quality and value message with a brand image reminiscent of an earlier period in America that suggests a time of fun, fashion and humor. Since its inception in 1984, the Company has grown from its original flagship FOSSIL® watch product into a company offering a diversified range of consumer products.  The Company’s principle offerings include an extensive line of watches sold under the Company’s propriety brands FOSSIL, RELIC®, and ZODIAC® as well as licensed brands for some of the most prestigious companies in the world including EMPORIO ARMANI®, BURBERRY®, DIESEL® and DKNY®.  The Company also offers complementary lines of small leather goods, belts, handbags and sunglasses under the FOSSIL and RELIC brands, jewelry under the FOSSIL and EMPORIO ARMANI brands and FOSSIL apparel.  The Company’s centralized infrastructure in design/development and production/sourcing allows it to leverage the strength of its branded watch portfolio over an extensive global distribution network.

The Company’s products are sold to department stores and specialty retail stores in over 90 countries worldwide through Company-owned foreign sales subsidiaries and through a network of over 53 independent distributors. The Company’s products can be found in Europe, South and Central America, the Caribbean, Canada, the Far East, Australia and the Middle East. In addition, the Company’s products are offered at retail locations in major airports in the United States, on cruise ships and in Company-owned and independently-owned FOSSIL retail stores and kiosks in certain international markets.

First Quarter Highlights

•                  The Company achieved record First Quarter net sales of $169.8 million, an 18.2% increase over the Prior Year Quarter.

•                  Sales generated from the Company’s European-based operations grew 43% (22% on a constant Euro basis including $1.4 million in sales from recent acquisitions).

•                  RELIC accessories continued to penetrate the national chain department store channel achieving sales gains of 70% during the First Quarter.

•                  Sales generated from the Company’s Far East and Canadian operations increased 46% with strong growth in FOSSIL and licensed watch businesses.

•                  The Company operated 110 retail locations (48 outlet and 62 accessory) at the end of the First Quarter, compared to 91 stores (44 outlet and 47 accessory) at the end of the Prior Year Quarter.  This retail store expansion and 1% same store sales growth generated sales increases of 14% for the First Quarter.

•                  Construction commenced in Germany on the Company’s centralized distribution center for Europe, which is scheduled to be completed by August 2003.

Results of Operations

The following table sets forth, for the periods indicated, (i) the percentages of the Company’s net sales represented by certain line items from the Company’s condensed consolidated statements of income and (ii) the percentage changes in these line items between the First Quarter and the comparable period of the Prior Year Quarter.

	Percentage of Net Sales		Percentage Change
	For the 13 Weeks Ended		For the 13 Weeks Ended
	April 5, 2003	April 6, 2002	April 5, 2003
Net sales	100.0%	100.0%	18.2%
Cost of sales	49.6	50.2	16.6
Gross profit	50.4	49.8	19.8

Selling and distribution expenses	30.1	27.7	28.6
General and administrative expenses	8.6	8.7	17.5
Operating income	11.7	13.4	2.9
Interest expense	0.0	0.0	0.0
Other (expense) income - net	(0.1)	0.1	(223.6)
Income before income taxes	11.6	13.5	1.1
Income taxes	4.4	5.3	(1.5)
Net income	7.2%	8.2%	2.8%

Net Sales.  The following table sets forth certain components of the Company’s consolidated net sales and the percentage relationship of the components to consolidated net sales for the periods indicated (in millions, except percentage data):

	Amounts		% of Total
	For the 13 Weeks Ended April 5, 2003	For the 13 Weeks Ended April 6, 2002	For the 13 Weeks Ended April 5, 2003	For the 13 Weeks Ended April 6, 2002

International:
Europe	$55.5	$38.7	33%	27%
Other	17.5	12.0	10	8
Total International	73.0	50.7	43	35

Domestic:
Watch products	42.8	42.2	25	29
Other products	37.9	36.7	22	26
Total Domestic	80.7	78.9	47	55

Stores	16.1	14.1	10	10

Total Net Sales	$169.8	$143.7	100%	100%

Total international sales rose 44% during the First Quarter with particular strength from both Europe and the Far East.  Sales in Europe increased by 43% (22% on a constant Euro basis) with all subsidiaries contributing to the increase.  From a product perspective, significant sales growth was achieved in FOSSIL and licensed brand watches and FOSSIL jewelry.  Sales from the Company’s Far East operations increased 45% with increases throughout all regions and brands.  Company-owned retail store sales increased 14% as a result of an 18% increase in the average number of stores opened during the quarter and comp-store sales gains of 1%.  First Quarter sales from the Company’s domestic watch business increased 1.4%.  Sales domestically were impacted by a significant reduction in shipments in the later half of March causing sales of FOSSIL and RELIC watches to decline by 6% and 12%, respectively.  Domestic sales of the Company’s accessories and sunglass businesses rose 3.3% with particular strength in RELIC handbags.  Global sales of new product initiatives, including Swiss-made BURBERRY and ZODIAC watches and EMPORIO ARMANI jewelry, contributed approximately $3.5 million to total First Quarter sales, while acquisitions contributed approximately $3.6 million.

Gross Profit. Gross profit margin increased 60 basis points to 50.4% in the First Quarter compared to 49.8% in the Prior Year Quarter.  The improvement in gross profit margin resulted from a higher mix of international and licensed brand watch sales as a percentage of total sales, the effects of a stronger Euro and a lower mix of FOSSIL accessory sales as a percentage of total sales.  International and licensed watch sales generally produce gross profit margins in excess of the Company’s historical average gross profit margin while gross profit margin associated with FOSSIL accessories is generally a lower gross profit margin contributor.  Partially offsetting the increase in gross profit margins was an increase in RELIC accessory sales that generally produce margins well below the Company’s historical average gross profit margin.

Operating Expenses. During the First Quarter, operating expenses increased $13.6 million, or 26%, to $65.8 million compared to $52.2 million in the Prior Year Quarter.  Included in First Quarter operating expenses is approximately $3.0 million in additional costs related to the translation impact of a stronger Euro into U.S. dollars and approximately $2.4 million related to operating expenses of companies acquired since the first quarter of 2002.  Other operating expense increases include personnel cost, primarily related to supporting new product initiatives; advertising, as a result of higher sales and the Company’s plan to increase its marketing expenditures as a percentage of sales; depreciation, as a result of the Company’s new Dallas distribution center that opened in the second quarter of 2002 and other fixed asset additions in 2002; and research and development costs related to the Company’s technology offerings.  As a percentage of net sales, operating expenses increased to 38.7% compared to 36.4% in the Prior Year Quarter.

Operating Income. For the First Quarter, increased sales and improved gross profit margins were offset by increases in operating expenses.  As a result, the Company’s First Quarter operating profit margin decreased to 11.7% of sales compared to 13.4% in the Prior Year Quarter.

Other (Expense) Income - Net. Other expense totaled $233,000 in the First Quarter compared to other income of $189,000 in the Prior Year Quarter.  This increase in expense is primarily related to approximately $500,000 of legal costs incurred by the Company as the plaintiff in a copyright infringement lawsuit.

Provision For Income Taxes. The Company’s effective income tax rate decreased to 38% during the First Quarter compared to 39% in the Prior Year Quarter to reflect the lower worldwide effective tax rate being achieved by the Company.

Liquidity and Capital Resources

The Company’s general business operations historically have not required substantial cash needs during the first several months of its fiscal year. Generally, starting in the second quarter the Company’s cash needs begin to increase, typically reaching their peak in the September-November time frame.  The Company’s cash holdings and short-term marketable securities of $117 million at the end of the First Quarter remained virtually unchanged from year-end 2002.  Net cash generated from operating activities of approximately $9 million during the First Quarter was used to finance approximately $8 million of capital additions, primarily related to costs associated with the Company’s SAP implementation and construction cost associated with the new distribution facility in Germany.

Accounts receivable increased 11% to $80.5 million compared to $72.2 million at the end of the Prior Year Quarter.  This increase was substantially below the First Quarter net sales increase of 18.2%.  As a result, days sales outstanding decreased to 43 days in the First Quarter compared to 46 days in the Prior Year Quarter.  Inventory at quarter-end was current at $122.2 million, 29% above the Prior Year Quarter inventory of $95.0 million.  Inventory increases internationally were in line with sales increases; however, wholesale inventories in the U.S. increased at a higher rate than sales due to the reduction of planned shipments during March.  The Company is comfortable with the valuation of current inventories, especially given the non-seasonal nature of its product offerings.  As inventory purchases are slightly adjusted during the second quarter, the Company expects to see inventory levels began to fall back in line with sales increases.

At the end of the First Quarter, the Company had working capital of $248.9 million compared to working capital of $178.3 million and $241.2 million at the end of the Prior Year Quarter and fiscal 2002 year-end, respectively. The Company had no outstanding borrowings against its $40 million bank credit facility at the end of the First Quarter.  Management believes that cash flow from operations combined with existing cash on hand and amounts available under its credit facility will be sufficient to satisfy working capital requirements for at least the next eighteen months.

Forward-Looking Statements

Included within management’s discussion of the Company’s operating results, “forward-looking statements” were made within the meaning of the Private Securities Litigation Reform Act of 1995 regarding expectations for 2003. The actual results may differ materially from those expressed by these forward-looking statements. Significant factors that could cause the Company’s 2003 operating results to differ materially from management’s current expectations include, among other items, significant changes in consumer spending patterns or preferences, competition in the Company’s product areas, acts of war or acts of terrorism, international in comparison to domestic sales mix, changes in foreign currency valuations in relation to the United States dollar, principally in the Euro, an inability of management to control operating expenses in relation to net sales without damaging the long-term direction of the Company and the risks and uncertainties set forth in the Company’s current report on Form 8-K dated March 30, 1999.

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

ITEM 4.  CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of Fossil’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of these disclosure controls and procedures were effective.  No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

In accordance with Securities and Exchange Commission Release No. 33-8216, the information to be furnished under Item 11 of Form 8-K, “Temporary Suspension of Trading Under Registrant’s Employee Benefit Plans,” is instead being furnished under Item 5 of this Form 10-Q.

On March 7, 2003, the Company provided notice to Company executive officers and directors regarding a blackout period for the Fossil common stock under the Fossil, Inc. Savings and Retirement Plan.  The blackout period was imposed in order to change the outside administration and record keeping company for the plan and began on April 7, 2003 and ended on the scheduled termination date of May 13, 2003.

Questions regarding the blackout period may be directed to Dean Carter, 2280 N. Greenville Avenue Richardson, Texas 75082, 1-800-699-3949.

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

FOSSIL, INC.

Date: May 20, 2003	/s/ Mike L. Kovar
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

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (“Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)              The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons fulfilling the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)              The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003	/s/ Kosta N. Kartsotis
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

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (“Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)              The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons fulfilling the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)              The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003	/s/ Mike L. Kovar
Mike L. Kovar
Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Document Description

99.1	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.