Form 10-Q
period 2003-07-05
FOSSIL INC
filed 2003-08-19
CIK 883569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 5, 2003

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

Yes ☒  No ☐

The number of shares of Registrant’s common stock outstanding as of August 15, 2003: 46,598,200

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FOSSIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	July 5, 2003	January 4, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$126,905	$112,348
Short-term marketable investments	5,559	5,576
Accounts receivable – net	71,292	86,351
Inventories	118,960	121,823
Deferred income tax benefits	10,463	13,597
Prepaid expenses and other current assets	19,882	15,944

Total current assets	353,061	355,639

Investment in joint venture	2,645	1,926
Property, plant and equipment – net	111,427	103,112
Intangible and other assets – net	22,369	21,849

	$489,502	$482,526
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$2,541	$2,505
Accounts payable	22,270	32,999
Accrued expenses:
Co-op advertising	7,483	13,784
Compensation	9,640	11,314
Other	30,996	33,028
Income taxes payable	19,211	20,832

Total current liabilities	92,141	114,462

Deferred income tax liability	30,606	23,599
Minority interest in subsidiaries	3,627	3,924
Stockholders’ equity:
Common stock, 46,656,977 and 46,392,123 shares issued and outstanding, respectively	466	464
Additional paid-in capital	30,073	27,096
Retained earnings	333,551	311,019
Accumulated other comprehensive income	2,204	4,263
Deferred compensation	(3,166)	(2,301)

Total stockholders’ equity	363,128	340,541

	$489,502	$482,526

See notes to condensed consolidated financial statements.

FOSSIL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
UNAUDITED

(In thousands, except per share amounts)

	For the 13 Weeks Ended July 5, 2003	For the 13 Weeks Ended July 6, 2002	For the 26 Weeks Ended July 5, 2003	For the 26 Weeks Ended July 6, 2002

Net sales	$159,593	$142,460	$329,360	$286,139
Cost of sales	77,725	70,985	161,876	143,172
Gross profit	81,868	71,475	167,484	142,967

Operating expenses:
Selling and distribution	51,141	42,614	102,279	82,371
General and administrative	14,529	12,692	29,185	25,164
Total operating expenses	65,670	55,306	131,464	107,535

Operating income	16,198	16,169	36,020	35,432
Interest expense	4	15	8	99
Other income (expense) – net	512	(192)	279	(4)
Income before income taxes	16,706	15,962	36,291	35,329
Provision for income taxes	6,317	6,224	13,759	13,777
Net income	$10,389	$9,738	$22,532	$21,552

Other comprehensive income (loss), net of taxes:
Currency translation adjustment	1,854	3,253	(2,459)	2,677
Unrealized gain on short-term investments	148	59	69	48
Forward contracts as hedge of intercompany foreign currency payments:
(Decrease) increase in fair values	(337)	(3,837)	331	(3,763)

Total comprehensive income	$12,054	$9,213	$20,473	$20,514

Earnings per share:
Basic	$0.22	$0.21	$0.48	$0.47
Diluted	$0.21	$0.20	$0.46	$0.45
Weighted average common shares outstanding:
Basic	46,546	45,944	46,479	45,727
Diluted	48,673	48,487	48,457	48,107

See notes to condensed consolidated financial statements.

FOSSIL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

(In thousands)

	For the 26 Weeks Ended July 5, 2003

		For the 26 Weeks Ended July 6, 2002

Operating activities:
Net income	$22,532	$21,552
Noncash items affecting net income:
Minority interest in subsidiaries	1,353	772
Equity in income of joint venture	(719)	(88)
Depreciation and amortization	7,880	6,710
Deferred compensation amortization	413	82
Tax benefit derived from exercise of stock options	1,441	2,053
Loss on disposal of assets	569	330
(Decrease) increase in allowance for doubtful accounts	(826)	1,287
Decrease in allowance for returns - net of related inventory in transit	(1,375)	(276)
Deferred income taxes	12,174	4,479
Changes in operating assets and liabilities:
Accounts receivable	18,603	3,236
Inventories	1,520	(8,144)
Prepaid expenses and other current assets	(3,938)	(2,088)
Accounts payable	(15,943)	7,872
Accrued expenses	(10,007)	(3,279)
Income taxes payable	(1,621)	(1,941)
Net cash from operating activities	32,056	32,557

Investing activities:
Acquisitions, net of cash acquired	(104)	—
Additions to property, plant and equipment	(16,907)	(11,226)
Proceeds from sale of property, plant and equipment	231	—
Sale (purchase) of short-term marketable investments	86	(200)
(Increase) decrease in intangible and other assets	(505)	389
Net cash used in investing activities	(17,199)	(11,037)

Financing activities:
Proceeds from exercise of stock options	3,888	4,353
Acquisition and retirement of stock	(3,626)	—
Distribution of minority interest earnings	(1,650)	(561)
Net increase (decrease) in notes payable	36	(15,943)
Net cash used in financing activities	(1,352)	(12,151)

Effect of exchange rate changes on cash and cash equivalents	1,052	1,461
Net increase in cash and cash equivalents	14,557	10,830
Cash and cash equivalents:
Beginning of period	112,348	67,491

End of period	$126,905	$78,321

See notes to condensed consolidated financial statements.

FOSSIL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1.                                      FINANCIAL STATEMENT POLICIES

Basis of Presentation.  The condensed consolidated financial statements include the accounts of Fossil, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”).  The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of July 5, 2003, and the results of operations for the thirteen-week periods ended July 5, 2003 and July 6, 2002, respectively and the twenty-six week periods ended July 5, 2003 and July 6, 2002, respectively. All adjustments are of a normal, recurring nature. Reclassification of certain amounts for the thirteen-week and twenty-six week periods ended July 6, 2002, have been made to conform to the presentation for the thirteen-week and twenty-six week periods ended July 5, 2003. These reclassifications did not have a material impact on comparability between the respective periods.

These interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included in Form 10-K filed by the Company pursuant to the Securities Exchange Act of 1934 for the year ended January 4, 2003.  Operating results for the thirteen-week and twenty-six week periods ended July 5, 2003, are not necessarily indicative of the results to be achieved for the full year.

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. The Company has not made any changes in its critical accounting policies from those disclosed in its most recent annual report.

Business.  The Company designs, develops, markets and distributes fashion watches and other accessories, principally under the “FOSSIL” and “RELIC” brands names. The Company’s products are sold primarily through department stores and other major retailers, both domestically and in over 90 countries worldwide.

2.                                      STOCK BASED COMPENSATION PLANS

The Company applies the intrinsic value method under Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. No compensation cost has been recognized for the Company’s stock option plans because the quoted market price of the Common Stock at the date of the grant was not in excess of the amount an employee must pay to acquire the Common Stock. SFAS No. 123, “Accounting for Stock-Based Compensation,” prescribes a fair value based method to record compensation cost for stock-based employee compensation plans. Pro forma disclosures as if the Company had adopted the fair value recognition requirements under SFAS No. 123 for stock option awards for the thirteen-week and twenty-six week periods ended July 5, 2003, and July 6, 2002, respectively, are presented in the following table.

(In thousands, except per share data)	For the 13 Weeks Ended July 5, 2003	For the 13 Weeks Ended July 6, 2002	For the 26 Weeks Ended July 5, 2003	For the 26 Weeks Ended July 6, 2002

Net income, as reported	$10,389	$9,738	$22,532	$21,552
Fair value based compensation expense, net of taxes	863	948	1,727	1,895
Pro forma net income	$9,526	$8,790	$20,805	$19,657

Basic earnings per share:
As reported	$0.22	$0.21	$0.48	$0.47
Pro forma under SFAS No. 123	$0.20	$0.19	$0.45	$0.43

Diluted earnings per share:
As reported	$0.21	$0.20	$0.46	$0.45
Pro forma under SFAS No. 123	$0.20	$0.18	$0.43	$0.41

The award of shares under the Company's restricted stock plan are accounted for at fair value, and the resulting deferred compensation is amortized to expense over the related vesting periods.

3.                                      INVENTORIES

Inventories consist of the following:

(In thousands)	July 5, 2003	January 4, 2003

Components and parts	$7,220	$9,481
Work-in-process	2,679	2,417
Finished merchandise on hand	79,287	83,462
Merchandise at Company retail stores	16,091	11,430
Merchandise in-transit from estimated customer returns	13,683	15,033

	$118,960	$121,823

4.                                      FOREIGN CURRENCY HEDGING INSTRUMENTS

The Company periodically enters into forward contracts principally to hedge the future payment of intercompany inventory transactions with its non-U.S. subsidiaries. At July 5, 2003, the Company had forward contracts to sell 53.3 million Euro for approximately $54.8 million, expiring through July 2004 and 2.0 million British Pounds for approximately $3.2 million, expiring through December 2003. If the Company were to settle its Euro and British Pound based contracts at the reporting dates, the net result would be a net loss of approximately $3.2 million, net of taxes, as of July 5, 2003. This unrealized loss is recognized in accumulated other comprehensive income. The net increase in fair value for the twenty-six week period ended July 5, 2003, of approximately $331,000 and net decrease in fair value for the twenty-six week period ended, July 6, 2002, of approximately $3.8 million, are included in other comprehensive income (loss). The net increase for the twenty-six period ended July 5, 2003 consisted of net losses from these hedges of $3.2 million less $3.5 million of net losses reclassified into earnings.

5.                                      SEGMENT AND GEOGRAPHIC INFORMATION

(In thousands)

	For the 13 Weeks Ended July 5, 2003		For the 13 Weeks Ended July 6, 2002

	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
U.S.- exclusive of Stores:
External customers	$69,045	$2,221	$72,494	$5,800
Intergeographic	28,322	—	21,081	—
Far East and Export:
External customers	16,617	11,688	13,513	9,490
Intergeographic	52,701	—	57,239	—
Stores	23,076	(417)	17,958	(2,675)
Europe:
External customers	50,855	2,706	38,495	3,554
Intergeographic	3,678	—	298
Intergeographic items	(84,701)	—	(78,618)	—
Consolidated	$159,593	$16,198	$142,460	$16,169

	For the 26 Weeks Ended July 5, 2003		For the 26 Weeks Ended July 6, 2002

	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
U.S.- exclusive of Stores:
External customers	$149,732	$10,666	$151,353	$11,077
Intergeographic	61,868	—	44,271	—
Far East and Export:
External customers	34,123	24,990	25,555	26,848
Intergeographic	109,139	—	96,779	—
Stores	39,149	(4,528)	32,048	(7,311)
Europe:
External customers	106,356	4,892	77,183	4,818
Intergeographic	6,566	—	315
Intergeographic items	(177,573)	—	(141,365)	—
Consolidated	$329,360	$36,020	$286,139	$35,432

6.                                      EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS:

(In thousands, except per share data)	For the 13 Weeks Ended July 5, 2003	For the 13 Weeks Ended July 6, 2002	For the 26 Weeks Ended July 5, 2003	For the 26 Weeks Ended July 6, 2002
Numerator:
Net income	$10,389	$9,738	$22,532	$21,552
Denominator:
Basic EPS computation:
Weighted average common shares outstanding	46,546	45,944	46,479	45,727

Basic EPS	$0.22	$0.21	$0.48	$0.47

Diluted EPS computation:
Denominator:
Basic weighted average common shares outstanding	46,546	45,944	46,479	45,727
Stock option conversion	2,127	2,543	1,978	2,380
	48,673	48,487	48,457	48,107

Diluted EPS	$0.21	$0.20	$0.46	$0.45

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of Fossil, Inc. and its wholly and majority-owned subsidiaries (the “Company”) for the thirteen and twenty-six week periods ended July 5, 2003 (the “Second Quarter” and “Year To Date Period,” respectively), as compared to the thirteen and twenty-six week periods ended July 6, 2002 (the “Prior Year Quarter” and “Prior Year YTD Period,” respectively). This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes attached hereto.

General

Fossil is a design, development, marketing and distribution company that specializes in consumer products predicated on fashion and value.  The FOSSIL® brand name was developed by the Company to convey a distinctive fashion, quality and value message with a brand image reminiscent of an earlier era that suggests a time of fun, fashion and humor. Since its inception in 1984, the Company has grown from its original flagship FOSSIL watch product into a company offering a diversified range of consumer products.  The Company’s principle offerings include an extensive line of watches sold under the Company’s propriety brands FOSSIL, RELIC®, and ZODIAC® as well as licensed brands for some of the most prestigious companies in the world including EMPORIO ARMANI®, BURBERRY®, DIESEL® and DKNY®.  The Company also offers complementary lines of small leather goods, belts, handbags and sunglasses under the FOSSIL and RELIC brands, jewelry under the FOSSIL and EMPORIO ARMANI brands and FOSSIL apparel.  The Company’s centralized infrastructure in design/development and production/sourcing allows it to leverage the strength of its branded watch portfolio over an extensive global distribution network.

The Company’s products are sold primarily to department stores and specialty retail stores in over 90 countries worldwide through Company-owned foreign sales subsidiaries and through a network of over 50 independent distributors. The Company’s foreign operations, including distributors, include a presence in Asia, Australia, Canada, the Caribbean, Europe, Japan, Mexico, South Africa, Central and South America and the Middle East. In addition, the Company’s products are offered at Company-owned retail locations throughout the United States and in independently-owned, authorized FOSSIL retail stores and kiosks located in several major airports, on cruise ships and in certain international markets. The Company’s successful expansion of its product lines worldwide and leveraging of its infrastructure have contributed to its increasing net sales and operating profits during the last five fiscal years.

Second Quarter Highlights

•                  The Company achieved record Second Quarter net sales of $159.6 million, a 12% increase over the Prior Year Quarter.

•                  The Company operated 112 retail locations (50 outlet and 62 full-price) at the end of the Second Quarter, compared to 96 stores (47 outlet and 49 full-price) at the end of the Prior Year Quarter.  The Company has added fourteen retail locations, in Europe and Canada, as a result of acquisitions made in the last twelve months.  This retail store expansion and 15% same store sales growth generated sales increases of 28% during the Second Quarter.

•                  Sales generated from the Company’s European-based operations grew 32% (12% on a constant Euro basis) including $1.8 million in sales from recent acquisitions.

•                  Sales generated from the Company’s Far East and Canadian operations increased 28% with strong growth in FOSSIL and licensed watch businesses.

•                  The Company completed the implementation of SAP in the U.S. which will serve as the Company's principal business software.

Results of Operations

The following table sets forth, for the periods indicated, (i) the percentages of the Company’s net sales represented by certain line items from the Company’s condensed consolidated statements of income and (ii) the percentage changes in these line items.

	Percentage of Net Sales		Percentage Change	Percentage of Net Sales		Percentage Change
	For the 13 Weeks Ended		For the 13 Weeks Ended	For the 26 Weeks Ended		For the 26 Weeks Ended
	July 5, 2003	July 6, 2002	July 5, 2003	July 5, 2003	July 6, 2002	July 5, 2003

Net sales	100.0%	100.0%	12.0%	100.0%	100.0%	15.1%
Cost of sales	48.7	49.8	9.5	49.2	50.0	13.1
Gross profit	51.3	50.2	14.5	50.8	50.0	17.1
Selling and distribution expenses	32.0	29.9	20.0	31.0	28.7	24.2
General and administrative expenses	9.1	8.9	14.5	8.9	8.9	16.0
Operating income	10.2	11.4	0.2	10.9	12.4	1.7
Interest expense	0.0	0.0	0.0	0.0	(0.1)	(100.0)
Other income (expense) - net	0.3	(0.2)	366.5	0.1	0.0	100.0
Income before income taxes	10.5	11.2	4.7	11.0	12.3	2.7
Income taxes	4.0	4.4	1.5	4.2	4.8	(0.1)
Net income	6.5%	6.8%	6.7%	6.8%	7.5%	4.5%

Net Sales.  The following table sets forth certain components of the Company’s consolidated net sales and the percentage relationship of the components to consolidated net sales for the periods indicated (in millions, except percentage data):

	Amounts		% of Total

	For the 13 Weeks Ended July 5, 2003	For the 13 Weeks Ended July 6, 2002	For the 13 Weeks Ended July 5, 2003	For the 13 Weeks Ended July 6, 2002

International:
Europe	$50.9	$38.5	32%	27%
Other	16.6	13.5	10	9
Total International	67.5	52.0	42	36

Domestic:
Watch products	42.1	45.7	26	32
Other products	26.9	26.8	17	19
Total Domestic	69.0	72.5	43	51

Stores	23.1	18.0	15	13

Total Net Sales	$159.6	$142.5	100%	100%

	Amounts		% of Total
	For the 26 Weeks Ended		For the 26 Weeks Ended
	July 5, 2003	July 6, 2002	July 5, 2003	July 6, 2002
International:
Europe	$106.4	$77.1	32%	27%
Other	34.1	25.5	11	9
Total International	140.5	102.6	43	36

Domestic:
Watch products	84.9	87.9	26	31
Other products	64.8	63.5	19	22
Total Domestic	149.7	151.4	45	53

Stores	39.2	32.1	12	11

Total Net Sales	$329.4	$286.1	100%	100%

Worldwide net sales rose 12.0% (6.4% excluding the effects of translation gains) during the Second Quarter with particular strength from international businesses, Company-owned stores and RELIC accessories.  Global sales of new product initiatives, including BURBERRY and ZODIAC watches and EMPORIO ARMANI jewelry, contributed $4.1 million to sales during the quarter.  Total international wholesale sales rose by 30.0% (14.6% excluding the effects of translation gains) while total domestic wholesale sales decreased 4.8%.  The sales increase from international businesses was primarily a result of increased sales of FOSSIL and licensed brand watches and FOSSIL jewelry.  International acquisitions contributed approximately $4 million in sales during the quarter.  Company-owned retail store sales increased 28% as a result of a 19% increase in the average number of stores opened during the quarter, which included six stores acquired during the first quarter of the year, and comp-store sales gains of 15%.  Second Quarter sales of the Company’s domestic watch business declined by 7.9% mainly attributed to the discontinuance of the EDDIE BAUER® private label watch business, the launch of COLUMBIA® watches in last year’s second quarter and declines in sales of FOSSIL and RELIC watches.  Second Quarter domestic sales of FOSSIL watches declined by 5.4%, compared to a 22% gain in the second quarter last year, but trended up on a sequential quarter basis.  Domestic sales of the Company’s accessory and sunglass businesses, on a combined basis, rose 2.1% compared to the Prior Year Quarter.  Worldwide net sales for the first six months of 2003 increased 15.1% (9% excluding the effects of translation gains).  Net sales for the Year To Date Period included approximately $7.6 million from new product initiatives and approximately $7.6 million from acquisitions. Excluding these increases, net sales for the Year To Date Period included increases from licensed and FOSSIL watches, FOSSIL jewelry and RELIC accessories.

Gross Profit. Gross profit margin of 51.3% in the Second Quarter represented a 110 basis points increase compared to 50.2% in the Prior Year Quarter.  For the Year To Date Period, gross profit margin increased by 80 basis points to 50.8% compared to 50.0% in the Prior Year YTD Period.  These increases are attributed to increases in international and Company-owned stores sales as a percentage of total sales. Both of these categories generally produce higher gross profit margins than the Company’s historical consolidated gross profit margin. Also benefiting gross profit margin were higher average profit margins achieved at the Company’s retail stores and a stronger average Euro comparable to prior year periods.  The Company estimates gross profit margin could improve 50 to 100 basis points for the second half of the year as the sales mix is expected to continue to favor international businesses and the Company-owned stores on a comparable basis to last year.  The Company also expects gross profit margins to be higher than the comparable period in the second half of 2003 as a result of a stronger Euro.

Operating Expenses. Operating expenses, as a percentage of net sales, increased to 41.1% in the Second Quarter compared to 38.8% in the Prior Year Quarter.  Included in Second Quarter operating expenses is approximately $2.7 million in additional costs related to the translation impact of a stronger Euro into U.S. dollars and $2.4 million related to operating expenses of acquired businesses.  Excluding the impact of these increases, operating expense increases were mainly driven by increased sales, advertising expenses and personnel and other costs associated with new business initiatives.  As a percentage of net sales, advertising cost increased to 7.8% in the Second Quarter compared to 5.8% in the Prior Year Quarter.  On a sequential quarter basis, advertising costs increased 150 basis points primarily related to an expanded presence at the Basel Watch Fair that took place in April.  Increases in personnel and other costs associated with new initiatives mainly relate to the Company’s Swiss watch, jewelry and tech watch businesses for which there have been minimal revenue contributions to-date.  For the Year To Date Period, operating expenses, as a percentage of net sales, increased to 39.9% compared to 37.6% in the comparable prior year period.  Operating expense increases for the Year To Date Period were comprised of increases in the same categories as experienced in the Second Quarter.

Operating Income. Increased operating expenses offset improved gross profit margins for both the Second Quarter and Year To Date Period.  As a result, operating profit margins for the Second Quarter and Year To Date Period decreased to 10.2% and 10.9% of sales, respectively, compared to 11.4% and 12.4% in the Prior Year Quarter and Prior Year YTD Period, respectively.

Other Income (Expense) - net. Other income totaled $512,000 in the Second Quarter compared to other expense of $192,000 in the Prior Year Quarter.  This increase in other income is primarily related to realized exchange rate gains associated with the Company’s Canadian businesses.  For the Year To Date Period, other income improved by approximately $300,000.  This increase is primarily related to exchange gains offset by approximately $500,000 of legal cost incurred by the Company, as the plaintiff, in a copyright infringement lawsuit.

Provision For Income Taxes. The Company’s effective income tax rate decreased to 38% during the Second Quarter and Year To Date Period compared to 39% in the Prior Year Quarter and the Prior Year YTD Period to reflect the lower worldwide effective tax rate being achieved by the Company.

Liquidity and Capital Resources

The Company’s general business operations historically have not required substantial cash needs during the first several months of its fiscal year. Generally, starting in the second quarter, the Company’s cash needs begin to increase, typically reaching their peak in the September-November time frame.  The Company’s cash holdings and short-term marketable securities of $132.5 million at the end of the Second Quarter represented a 58% increase over amounts on hand at the end of the Prior Year Quarter.  Net cash generated from operating activities of approximately $32 million during the Year To Date Period was used to finance approximately $16 million of capital additions, primarily related to cost associated with the Company’s SAP implementation and construction cost associated with the future centralized European distribution facility.  Additionally, the Company repurchased 155,000 shares of its common stock for an aggregate cost of approximately $3.6 million.  At the end of the Second Quarter, the Company had approximately 473,000 shares available for repurchase under its previous authorized buyback arrangements.

Accounts receivable increased 2.6% to $71.3 million at the end of  the Second Quarter compared to $69.5 million at the end of the Prior Year Quarter.  This increase was substantially below the Second Quarter net sales increase of 12%.  As a result, days sales outstanding decreased to 41 days in the Second Quarter compared to 43 days in the Prior Year Quarter.  Inventory at quarter-end was current at $119 million, 6.1% above the prior year’s inventory of $112.1 million.

At the end of the Second Quarter, the Company had working capital of $260.9 million compared to working capital of $195 million and $241.2 million at the end of the Prior Year Quarter and fiscal 2002 year-end, respectively. The Company had approximately $2.5 million of outstanding borrowings against its combined $43 million bank credit facilities at the end of the Second Quarter.  Management believes that cash flow from operations combined with existing cash on hand and amounts available under its credit facilities will be sufficient to satisfy working capital requirements for at least the next eighteen months.

Forward-Looking Statements

Included within management’s discussion of the Company’s operating results, “forward-looking statements” were made within the meaning of the Private Securities Litigation Reform Act of 1995 regarding expectations for 2003. The actual results may differ materially from those expressed by these forward-looking statements. Significant factors that could cause the Company’s 2003 operating results to differ materially from management’s current expectations include, among other items, significant changes in consumer spending patterns or preferences, competition in the Company’s product areas, acts of war or acts of terrorism, international in comparison to domestic sales mix, changes in foreign currency valuations in relation to the United States dollar, principally the Euro, an inability of management to control operating expenses in relation to net sales without damaging the long-term direction of the Company and the risks and uncertainties set forth in the Company’s current report on Form 8-K dated June 25, 2003.

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

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of Fossil’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of these disclosure controls and procedures were effective.  No significant changes were made in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders (the “Meeting”) on May 21, 2003.  At the Meeting, the stockholders voted upon (i) a proposal to elect four (4) directors of the Company to serve for a term of three years or until their respective successors are elected and qualified (“Proposal 1”); and (ii) a proposed amendment to the 1993 Long-Term Incentive Plan to increase the number of shares issuable under the 1993 Long-Term Incentive Plan upon exercise or vesting of awards from 9,956,250 to 11,981,250 (“Proposal 2”). No other matters were voted on at the Meeting. A total of 43,589,903 shares were represented at the Meeting.

The number of shares that were voted for, and that were withheld from, each of the director nominees in Proposal 1 is as follows:

Director Nominee	For	Withheld
Kosta N. Kartsotis	36,727,037	6,862,866
Alan J. Gold	41,900,853	1,689,050
Michael Steinberg	41,901,008	1,688,895
Richard H. Gundy	36,677,019	6,912,884

The directors whose term of office as a director continued after the Meeting are Tom Kartsotis, Michael W. Barnes, Jal S. Shroff, Kenneth W. Anderson and Donald J. Stone.

The number of shares that were voted for, against and abstained from Proposal 2 is as follows:

For	Against	Abstain	Broker Non-Votes
28,532,797	14,480,564	576,541	0

ITEM 5.  OTHER INFORMATION

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits

10.1         Fifth Amendment to Fourth Amended and Restated Loan Agreement dated June 24, 2003 by and among Wells Fargo Bank Texas, National Association, a national banking association formerly known as Wells Fargo Bank (Texas), National Association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc. and Fossil Stores II, Inc. (without exhibits).

31.1         Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1         Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2         Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                 Reports on Form 8-K

(i)                                     The Company filed a report on Form 8-K (Item 12) on May 14, 2003 for a press release, dated May 13, 2003, announcing financial results for the quarter ended April 5, 2003.

(ii)                                  The Company filed a report on Form 8-K (Item 5) on June 25, 2003 regarding the risk factors pertaining to ownership of the common stock and other securities of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOSSIL, INC.

Date: August 19, 2003	/s/ Mike L. Kovar
Mike L. Kovar
Senior Vice President and Chief Financial Officer
(Principal financial and accounting officer duly authorized to sign on behalf of Registrant)

EXHIBIT INDEX

Exhibit Number	Document Description

10.1

Fifth Amendment to Fourth Amended and Restated Loan Agreement dated June 24, 2003 by and among Wells Fargo Bank Texas, National Association, a national banking association formerly known as Wells Fargo Bank (Texas), National Association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc. and Fossil Stores II, Inc. (without exhibits).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.