Form 10-Q
period 2003-10-04
FOSSIL INC
filed 2003-11-18
CIK 883569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 4, 2003

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

Yes  ☒  No  ☐

The number of shares of Registrant’s common stock outstanding as of November 14, 2003: 46,538,937

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FOSSIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	October 4, 2003	January 4, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$101,021	$112,348
Short-term marketable investments	5,809	5,576
Accounts receivable – net	117,567	86,351
Inventories	139,179	121,823
Deferred income tax benefits	8,991	13,597
Prepaid expenses and other current assets	19,670	15,944

Total current assets	392,237	355,639

Investment in joint venture	2,904	1,926
Property, plant and equipment – net	113,240	103,112
Intangible and other assets – net	22,733	21,849

	$531,114	$482,526
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$7,335	$2,505
Accounts payable	27,347	32,999
Accrued expenses:
Co-op advertising	8,978	13,784
Compensation	12,908	11,314
Other	34,388	33,028
Income taxes payable	20,075	20,832

Total current liabilities	111,031	114,462

Deferred income tax liability	35,007	23,599
Minority interest in subsidiaries	4,638	3,924
Stockholders’ equity:
Common stock, 46,654,416 and 46,392,123 shares issued and outstanding, respectively	466	464
Additional paid-in capital	27,928	27,096
Retained earnings	350,350	311,019
Accumulated other comprehensive income	5,184	4,263
Deferred compensation	(3,490)	(2,301)

Total stockholders’ equity	380,438	340,541

	$531,114	$482,526

See notes to condensed consolidated financial statements.

FOSSIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

UNAUDITED

(In thousands, except per share amounts)

	For the 13 Weeks Ended October 4, 2003	For the 13 Weeks Ended October 5, 2002	For the 39 Weeks Ended October 4, 2003	For the 39 Weeks Ended October 5, 2002

Net sales	$192,616	$164,821	$521,976	$450,961
Cost of sales	95,640	83,242	257,516	226,415
Gross profit	96,976	81,579	264,460	224,546

Operating expenses:
Selling and distribution	52,084	45,719	154,363	128,090
General and administrative	17,508	12,700	46,693	37,864
Total operating expenses	69,592	58,419	201,056	165,954

Operating income	27,384	23,160	63,404	58,592
Interest expense	18	4	26	103
Other (expense) income – net	(183)	(44)	96	(48)
Income before income taxes	27,183	23,112	63,474	58,441
Provision for income taxes	10,383	9,015	24,142	22,792
Net income	$16,800	$14,097	$39,332	$35,649

Other comprehensive income (loss), net of taxes:
Currency translation adjustment	2,341	967	(118)	3,644
Unrealized (loss) gain on short-term investments	(68)	(66)	1	(18)
Forward contracts hedging intercompany foreign currency payments: change in fair values	707	1,183	1,038	(2,580)

Total comprehensive income	$19,780	$16,181	$40,253	$36,695

Earnings per share:
Basic	$0.36	$0.31	$0.85	$0.78
Diluted	$0.34	$0.29	$0.81	$0.74
Weighted average common shares outstanding:
Basic	46,639	46,205	46,533	45,886
Diluted	49,093	48,440	48,704	48,173

See notes to condensed consolidated financial statements.

FOSSIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(In thousands)

	For the 39 Weeks Ended October 4, 2003	For the 39 Weeks Ended October 5, 2002
Operating activities:
Net income	$39,332	$35,649
Noncash items affecting net income:
Minority interest in subsidiaries	2,364	1,391
Equity in income of joint venture	(978)	(253)
Depreciation and amortization	13,241	9,924
Deferred compensation amortization	659	183
Tax benefit derived from exercise of stock options	2,157	2,556
Loss on disposal of assets	423	334
Increase in allowance for doubtful accounts	138	1,045
Increase (decrease) in allowance for returns - net of related inventory in transit	141	(24)
Deferred income taxes	17,595	8,778
Changes in operating assets and liabilities:
Accounts receivable	(31,394)	(22,342)
Inventories	(17,457)	(23,700)
Prepaid expenses and other current assets	(3,726)	(3,830)
Accounts payable	(9,704)	18,657
Accrued expenses	(1,853)	1,264
Income taxes payable	(757)	2,681
Net cash from operating activities	10,181	32,313

Investing activities:
Business acquisitions, net of cash acquired	(104)	(4,373)
Additions to property, plant and equipment	(23,674)	(16,493)
Purchase of short-term marketable investments	(233)	(206)
(Increase) decrease in intangible and other assets	(896)	1,456
Net cash used in investing activities	(24,907)	(19,616)

Financing activities:
Proceeds from exercise of stock options	6,837	5,748
Acquisition and retirement of stock	(10,010)	(59)
Distribution of minority interest earnings	(1,650)	(945)
Net borrowings (payments) on notes payable	4,830	(16,495)
Net cash from (used in) financing activities	7	(11,751)

Effect of exchange rate changes on cash and cash equivalents	3,392	1,819
Net (decrease) increase in cash and cash equivalents	(11,327)	2,765
Cash and cash equivalents:
Beginning of period	112,348	67,491

End of period	$101,021	$70,256

See notes to condensed consolidated financial statements.

FOSSIL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1.                                      FINANCIAL STATEMENT POLICIES

Basis of Presentation.  The condensed consolidated financial statements include the accounts of Fossil, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”).  The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of October 4, 2003, and the results of operations for the thirteen-week periods ended October 4, 2003 and October 5, 2002, respectively and the thirty-nine week periods ended October 4, 2003 and October 5, 2002, respectively. All adjustments are of a normal, recurring nature. Reclassification of certain amounts for the thirteen-week and thirty-nine week periods ended October 5, 2002, have been made to conform to the presentation for the thirteen-week and thirty-nine week periods ended October 4, 2003. These reclassifications did not have a material impact on comparability between the respective periods.

These interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included in Form 10-K filed by the Company pursuant to the Securities Exchange Act of 1934 for the year ended January 4, 2003. Operating results for the thirteen-week and thirty-nine week periods ended October 4, 2003, are not necessarily indicative of the results to be achieved for the full year.

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

Business.  Fossil is a design, development, marketing and distribution company that specializes in consumer products predicated on fashion and value. The Company’s principle offerings include an extensive line of watches sold under the Company’s propriety brands FOSSIL®, RELIC®, and ZODIAC® as well as licensed brands for some of the most prestigious companies in the world including EMPORIO ARMANI®, BURBERRY®, DIESEL® and DKNY®.  The Company also offers complementary lines of small leather goods, belts, handbags and sunglasses under the FOSSIL and RELIC brands, jewelry under the FOSSIL and EMPORIO ARMANI brands and FOSSIL apparel.  The Company’s centralized infrastructure in design/development and production/sourcing allows it to leverage the strength of its branded watch portfolio over an extensive global distribution network. The Company’s products are sold primarily through department stores and other major retailers, both domestically and in over 90 countries worldwide.

2.                                      STOCK BASED COMPENSATION PLANS

The Company applies the intrinsic value method under Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. No compensation cost has been recognized for the Company’s stock option plans because the quoted market price of the Common Stock at the date of the grant was not in excess of the amount an employee must pay to acquire the Common Stock. SFAS No. 123, “Accounting for Stock-Based Compensation,” prescribes a fair value based method to record compensation cost for stock-based employee compensation plans. Pro forma disclosures as if the Company had adopted the fair value recognition requirements under SFAS No. 123 for stock option awards for the thirteen-week and thirty-nine week periods ended October 4, 2003, and October 5, 2002, respectively, are presented in the following table.

(In thousands, except per share data)	For the 13 Weeks Ended October 4, 2003	For the 13 Weeks Ended October 5, 2002	For the 39 Weeks Ended October 4, 2003	For the 39 Weeks Ended October 5, 2002

Net income, as reported	$16,800	$14,097	$39,332	$35,649
Fair value based compensation expense, net of taxes	(851)	(948)	(2,555)	(2,842)
Pro forma net income	$15,949	$13,149	$36,777	$32,807

Basic earnings per share:
As reported	$0.36	$0.31	$0.85	$0.78
Pro forma under SFAS No. 123	$0.34	$0.28	$0.79	$0.71

Diluted earnings per share:
As reported	$0.34	$0.29	$0.81	$0.74
Pro forma under SFAS No. 123	$0.32	$0.27	$0.76	$0.68

The award of shares under the Company’s restricted stock plan are accounted for at fair value, and the resulting deferred compensation is amortized to expense over the related vesting periods.

3.                                      INVENTORIES

Inventories consist of the following:

(In thousands)	October 4, 2003	January 4, 2003

Components and parts	$8,721	$9,481
Work-in-process	2,566	2,417
Finished merchandise on hand	99,311	83,462
Merchandise at Company retail stores	13,657	11,430
Merchandise in-transit from estimated customer returns	14,924	15,033

	$139,179	$121,823

4.                                      FOREIGN CURRENCY HEDGING INSTRUMENTS

The Company periodically enters into forward contracts principally to hedge the future payment of intercompany inventory transactions with its non-U.S. subsidiaries. At October 4, 2003, the Company had forward contracts to sell 41.6 million Euro for approximately $44.0 million, expiring through July 2004 and 1.5 million British Pounds for approximately $2.4 million, expiring through December 2003. If the Company were to settle its Euro and British Pound based contracts at the reporting dates, the net result would be a net loss of approximately $2.5 million, net of taxes, as of October 4, 2003. This unrealized loss is recognized in accumulated other comprehensive income (loss). The net increase in fair value for the thirty-nine week period ended October 4, 2003, of approximately $1.0 million and net decrease in fair value for the thirty-nine week period ended, October 5, 2002, of approximately $2.6 million, are included in other comprehensive income (loss). The net increase for the thirty-nine week period ended October 4, 2003 consisted of net losses from these hedges of $2.5 million less $3.5 million of net losses reclassified into earnings.

5.                                      SEGMENT AND GEOGRAPHIC INFORMATION

(In thousands)

For the 13 Weeks Ended October 4, 2003

For the 13 Weeks Ended October 5, 2002

	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
U.S.- exclusive of Stores:
External customers	$84,589	$9,230	$81,455	$7,714
Intergeographic	38,845	—	29,569	—
Far East and Export:
External customers	20,961	15,637	19,286	17,767
Intergeographic	72,796	—	68,395	—
Stores	27,834	1,094	21,663	(3,074)
Europe:
External customers	59,232	1,423	42,417	753
Intergeographic	3,819	—	3,784	—
Intergeographic items	(115,460)	—	(101,748)	—
Consolidated	$192,616	$27,384	$164,821	$23,160

For the 39 Weeks Ended October 4, 2003

For the 39 Weeks Ended October 5, 2002

	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
U.S.- exclusive of Stores:
External customers	$234,321	$19,896	$232,808	$19,520
Intergeographic	100,713	—	73,840	—
Far East and Export:
External customers	55,084	40,627	44,842	43,886
Intergeographic	181,935	—	165,174	—
Stores	66,983	(3,434)	53,711	(10,385)
Europe:
External customers	165,588	6,315	119,600	5,571
Intergeographic	10,385	—	4,099	—
Intergeographic items	(293,033)	—	(243,113)	—
Consolidated	$521,976	$63,404	$450,961	$58,592

6.                                      EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS:

(In thousands, except per share data)	For the 13 Weeks Ended October 4, 2003	For the 13 Weeks Ended October 5, 2002	For the 39 Weeks Ended October 4, 2003	For the 39 Weeks Ended October 5, 2002
Numerator:
Net income	$16,800	$14,097	$39,332	$35,649
Denominator:
Basic EPS computation:
Weighted average common shares outstanding	46,639	46,205	46,533	45,886

Basic EPS	$0.36	$0.31	$0.85	$0.78

Diluted EPS computation:
Denominator:
Basic weighted average common shares outstanding	46,639	46,205	46,533	45,886
Stock option conversion	2,454	2,235	2,171	2,287
	49,093	48,440	48,704	48,173

Diluted EPS	$0.34	$0.29	$0.81	$0.74

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of Fossil, Inc. and its wholly and majority-owned subsidiaries (the “Company”) for the thirteen and thirty-nine week periods ended October 4, 2003 (the “Third Quarter” and “Year To Date Period,” respectively), as compared to the thirteen and thirty-nine week periods ended October 5, 2002 (the “Prior Year Quarter” and “Prior Year YTD Period,” respectively). This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes attached thereto.

General

Fossil is a design, development, marketing and distribution company that specializes in consumer products predicated on fashion and value.  The FOSSIL brand name was developed by the Company to convey a distinctive fashion, quality and value message with a brand image reminiscent of an earlier era that suggests a time of fun, fashion and humor. Since its inception in 1984, the Company has grown from its original flagship FOSSIL watch product into a company offering a diversified range of consumer products.  The Company’s principle offerings include an extensive line of watches sold under the Company’s proprietary brands FOSSIL, RELIC, and ZODIAC as well as licensed brands for some of the most prestigious companies in the world including EMPORIO ARMANI, BURBERRY, DIESEL and DKNY.  The Company also offers complementary lines of small leather goods, belts, handbags and sunglasses under the FOSSIL and RELIC brands, jewelry under the FOSSIL and EMPORIO ARMANI brands and FOSSIL apparel.  The Company’s centralized infrastructure in design/development and production/sourcing allows it to leverage the strength of its branded watch portfolio over an extensive global distribution network.

The Company’s products are sold primarily to department stores and specialty retail stores in over 90 countries worldwide through Company-owned foreign sales subsidiaries and through a network of over 50 independent distributors. The Company’s foreign operations, including distributors, include a presence in Asia, Australia, Canada, the Caribbean, Europe, Japan, Mexico, South Africa, Central and South America and the Middle East. The Company’s products are also offered at Company-owned retail locations throughout the United States and in certain international markets, in addition to independently-owned, authorized FOSSIL retail stores and kiosks. The Company’s successful expansion of its product lines worldwide and leveraging of its infrastructure have contributed to its increasing net sales and operating profits during the last five fiscal years.

Third Quarter Highlights

•                  Worldwide sales of FOSSIL watches increased 17% during the Third Quarter.  FOSSIL sales in the United States increased over 8% during the Third Quarter compared to a 6% decrease during the first six months of the year.

•                  Sales generated from the Company’s European-based operations rose approximately 40% (25.5% on a constant Euro basis).

•                  The Company operated 115 retail locations (51 outlet and 64 full-price) at the end of the Third Quarter, compared to 102 stores (47 outlet and 55 full-price) at the end of the Prior Year Quarter. This retail store expansion and 19% same store sales growth generated sales increases of 28% during the Third Quarter.

•                  Sales of licensed brand watches increased by 35% during the Third Quarter and represent approximately 26% of the Company’s consolidated net sales.

•                  In September, the Company opened a new 100,000 square foot European distribution center in Germany.

•                  The Company announced a worldwide licensing agreement with Callaway Golf Company to design, manufacture, market and distribute a line of Callaway Golf® branded watches and clocks.

•                  The Company launched the FRANK GEHRY with FOSSIL line of signature watches under a strategic licensing agreement.

Results of Operations

The following table sets forth, for the periods indicated, (i) the percentages of the Company’s net sales represented by certain line items from the Company’s condensed consolidated statements of income and (ii) the percentage changes in these line items.

	Percentage of Net Sales		Percentage Change	Percentage of Net Sales		Percentage Change
	For the 13 Weeks Ended		For the 13 Weeks Ended October 4, 2003	For the 39 Weeks Ended		For the 39 Weeks Ended October 4, 2003
	October 4, 2003	October 5, 2002		October 4, 2003	October 5, 2002
Net sales	100.0%	100.0%	16.9%	100.0%	100.0%	15.7%
Cost of sales	49.7	50.5	14.9	49.3	50.2	13.7
Gross profit	50.3	49.5	18.9	50.7	49.8	17.8
Selling and distribution expenses	27.0	27.7	13.9	29.6	28.4	20.5
General and administrative expenses	9.1	7.7	37.9	9.0	8.4	23.3
Operating income	14.2	14.1	18.2	12.1	13.0	8.2
Interest expense	0.0	0.0	0.0	0.0	0.0	(74.7)
Other (expense) income - net	(0.1)	0.0	315.9	0.0	0.0	300.0
Income before income taxes	14.1	14.1	17.6	12.1	13.0	8.6
Income taxes	5.4	5.5	15.2	4.6	5.1	5.9
Net income	8.7%	8.6%	19.2%	7.5%	7.9%	10.3%

Net Sales.  The following table sets forth certain components of the Company’s consolidated net sales and the percentage relationship of the components to consolidated net sales for the periods indicated (in millions, except percentage data):

	Amounts		% of Total
	For the 13 Weeks Ended October 4, 2003	For the 13 Weeks Ended October 5, 2002	For the 13 Weeks Ended October 4, 2003	For the 13 Weeks Ended October 5, 2002
International:
Europe	$59.2	$42.4	31%	26%
Other	21.0	19.4	11	12
Total International	80.2	61.8	42	38

Domestic:
Watch products	50.1	49.8	26	30
Other products	34.5	31.5	18	19
Total Domestic	84.6	81.3	44	49

Stores	27.8	21.7	14	13

Total Net Sales	$192.6	$164.8	100%	100%

	Amounts		% of Total

For the 39 Weeks Ended

For the 39 Weeks Ended

	October 4, 2003	October 5, 2002	October 4, 2003	October 5, 2002
International:
Europe	$165.6	$119.6	32%	26%
Other	55.1	44.9	10	10
Total International	220.7	164.5	42	36

Domestic:
Watch products	135.0	137.7	26	31
Other products	99.3	95.0	19	21
Total Domestic	234.3	232.7	45	52

Stores	67.0	53.8	13	12

Total Net Sales	$522.0	$451.0	100%	100%

Worldwide net sales rose 16.9% (13.0% excluding the effects of translation gains) during the Third Quarter with particular strength in FOSSIL, DIESEL and DKNY watches, Company-owned stores and RELIC accessories.  Global sales of new product initiatives, including BURBERRY watches and EMPORIO ARMANI jewelry, contributed approximately $5.2 million to net sales in the Third Quarter. Businesses acquired after the Prior Year Quarter contributed approximately $3.0 million in sales during the Third Quarter.  Total international wholesale sales rose 29.8% (19.2% excluding the effects of a stronger Euro) while total domestic wholesale sales rose 4.1%. Excluding the effects of a stronger Euro, sales in Europe increased 25.5%, primarily as a result of increased sales of FOSSIL and licensed brand watches and FOSSIL jewelry.  Company-owned retail store sales increased 28.1% as a result of a 15% increase in the average number of stores opened during the Third Quarter and comp-store sales gains of 19%. Third Quarter sales of the Company’s domestic watch business rose by approximately 1% reflecting a 8.2% gain in FOSSIL, which was offset by the discontinuance of the EDDIE BAUER® private label watch product line and a decline in sales of RELIC and corporate gift program. Domestic sales of the Company’s accessory and sunglass businesses rose 9.5% compared to the Prior Year Quarter with particular strength in RELIC accessories.  Worldwide net sales for the Year To Date Period increased 15.7% (11.2% excluding the effects of translation gains). Net sales for the Year To Date Period included approximately $12.8 million from new product initiatives and approximately $10.6 million from acquisitions. Excluding these increases, net sales for the Year To Date Period included increases from licensed and FOSSIL watches, FOSSIL jewelry and RELIC accessories.

Gross Profit. Gross profit margin expanded by 80 basis points to 50.3% in the Third Quarter compared to 49.5% in the Prior Year Quarter.  For the Year To Date, gross profit margin increased by 90 basis points to 50.7% compared to 49.8% in the Prior Year YTD Period.  The increase in gross profit margin for the Third Quarter and Year To Date Period is mainly attributable to the growth in the Company’s international sales as a percentage of total sales, which produce higher gross profit margins than the Company’s historical consolidated gross profit margin, a stronger Euro and improved gross margins from sales at Company-owned stores.  These positive influences on gross margin were partially offset by increased sales of RELIC accessories that produce gross profit margins that are below the Company’s historical consolidated gross profit margin.  For the fourth quarter of 2003, the Company believes gross profit margins will be 50 to 100 basis points higher than the comparable period of the prior year primarily due to an expected higher mix of international and Company-owned store sales and a stronger Euro.

Operating Expenses. Operating expenses, as a percentage of net sales, increased to 36.1% in the Third Quarter compared to 35.4% in the Prior Year Quarter. Included in Third Quarter operating expenses is approximately $1.9 million in additional costs related to the translation impact of a stronger Euro into U.S. dollars and $1.5 million related to operating expenses of acquired businesses.  Excluding the impact of these increases, operating expense increases were mainly driven by increased personnel and other costs associated with new business initiatives, advertising costs and depreciation and amortization expense.  Increases in personnel and other costs associated with new initiatives primarily relate to the Company’s Swiss watch, EMPORIO ARMANI jewelry and tech watch businesses for which there have been minimal revenue contributions to-date.  As a percentage of net sales, advertising cost increased to 5.4% compared to 5.1% in the Prior Year Quarter.  Depreciation and amortization expense increased during the Third Quarter as a result of executing the first phase of the Company’s SAP global software implementation, initially serving domestic operations.  For the YTD Period, operating expenses, as a percentage of net sales, increased to 38.5% compared to 36.8% in the Prior Year YTD Period.  Included in the Year To Date Period operating expenses is approximately $7.6 million in additional costs related to the translation impact of a stronger Euro into U.S. dollars and $6.3 million related to operating expenses of acquired businesses.  Excluding the impact of currency and expenses related to acquired businesses, Year To Date Period operating expense increases by category were similar to those experienced in the Third Quarter.

Operating Income. Improved gross profit margins offset increased operating expenses for the Third Quarter. As a result, the operating profit margin for the Third Quarter increased to 14.2% compared to 14.1% in the Prior Year Quarter.  For the Year To Date Period, increased operating expenses offset improved gross profit margin resulting in a decrease in operating profit margin to 12.1% compared to 13.0% in the Prior Year YTD Period.

Other Income (Expense) - net. Other expense totaled $183,000 in the Third Quarter compared to $44,000 in the Prior Year Quarter.  This increase in other expense during the Third Quarter primarily related to minority interest expense offset by exchange gains and investment income.  For the Year To Date Period, other income totaled $96,000 compared to other expense of $48,000 in the Prior Year YTD Period.  This increase to other income primarily related to exchange gains and investment income offset by minority interest expense and legal cost incurred by the Company, as the plaintiff, in a copyright infringement lawsuit.

Provision For Income Taxes. The Company’s effective income tax rate decreased to 38% during the Third Quarter and Year To Date Period compared to 39% in the Prior Year Quarter and the Prior Year YTD Period to reflect the lower worldwide effective tax rate being achieved by the Company.

Liquidity and Capital Resources

The Company’s general business operations historically have not required substantial cash needs during the first several months of its fiscal year. Generally, starting in the second quarter, the Company’s cash needs begin to increase, typically reaching their peak in the September-November time frame.  The Company’s cash holdings and short-term marketable securities of $106.8 million at the end of the Third Quarter represented a 41% increase over amounts on hand at the end of the Prior Year Quarter.  Net cash generated from operating activities of approximately $10.2 million during the Year To Date Period was used to finance approximately $23.7 million of capital additions, primarily related to cost associated with the Company’s SAP implementation and construction cost associated with the centralized European distribution facility.  Additionally, during the Third Quarter the Company repurchased and retired 403,500 shares of its common stock for an aggregate cost of approximately $10.0 million. At the end of the Third Quarter, the Company had approximately 224,000 shares available for repurchase under its previous authorized buyback arrangements.

Accounts receivable increased 23.8% to $117.6 million at the end of the Third Quarter compared to $95.0 million at the end of the Prior Year Quarter.  As a result, days sales outstanding increased to 56 days in the Third Quarter compared to 52 days in the Prior Year Quarter. This increase was the result of a higher percentage of sales occurring at the end of the quarter, specifically a 28% increase in the current September period versus the same period a year ago. Inventory at quarter-end was current at $139.2 million,
7.6% above the Prior Year Quarter inventory of $129.3 million and well below the 16.9% net sales increase for the Third Quarter.

At the end of the Third Quarter, the Company had working capital of $280.2 million compared to working capital of $213.5 million and $241.2 million at the end of the Prior Year Quarter and fiscal 2002 year-end, respectively. The Company had approximately $3.0 million of outstanding borrowings against its combined

$43.0 million bank credit facilities at the end of the Third Quarter. In addition, outstanding borrowings included 4.0 million Euro related to a short-term note payable in Germany that matures February 2004. Management believes that cash flow from operations combined with existing cash on hand and amounts available under its credit facilities will be sufficient to satisfy working capital requirements for at least the next eighteen months.

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

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of Fossil’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of these disclosure controls and procedures were effective.  No significant changes were made in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

(b)                                      Reports on Form 8-K

The Company filed a report on Form 8-K (Item 12) on August 12, 2003 for a press release, dated August 12, 2003, announcing financial results for the quarter ended July 5, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOSSIL, INC.

Date: November 18, 2003	/s/ Mike L. Kovar
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