Form 10-K
period 2004-01-03
FOSSIL INC
filed 2004-03-18
CIK 883569

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 3, 2004
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

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of Common Stock, $.01 par value per share (the "Common Stock"), held by nonaffiliates of the registrant, based on the sale trade price of the Common Stock as reported by the Nasdaq National Market on July 5, 2003, was $481,153,893. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant. As of March 15, 2004, 46,767,358 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Company's definitive proxy statement in connection with the Annual Meeting of Stockholders to be held May 26, 2004, to be filed with the Commission pursuant to Regulation 14A is incorporated by reference into Part III of this report.

FOSSIL, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 3, 2004

INDEX

Forward-Looking Information

        The statements contained in this Annual Report on Form 10-K and incorporated by reference ("Annual Report") that are not historical facts, including, but not limited to, statements regarding our expected financial position, business and financing plans found in this "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believes," "expects," "plans," "intends," "anticipates" and similar expressions identify forward-looking statements. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: the effect of national and regional economic conditions, lowered levels of consumer spending resulting from a general economic downturn or generally reduced shopping activity caused by public safety concerns, the performance of the Company's products within the prevailing retail environment, customer acceptance of both new designs and newly-introduced product lines, financial difficulties encountered by customers, the effects of vigorous competition in the markets in which the Company operates, the integration of the organizations and operations of any acquired businesses into existing organization and operations, the termination or non-renewal of any acquired businesses into existing organization and operations, the termination or non-renewal of material licenses, foreign operations and manufacturing, changes in the costs of materials, labor and advertising, and the Company's ability to secure and protect trademarks and other intellectual property rights, as well as the risks and uncertainties discussed in this Annual Report, including, without limitation, the portions referenced above, and the risks and uncertainties set forth on the Company's Current Report on Form 8-K dated June 25, 2003. Accordingly, readers of the Annual Report should consider these facts in evaluating the information and are cautioned not to place undue reliance on the forward-looking statements contained herein. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business

General

        Fossil, Inc. (the "Company") is a leader in the design, development, marketing and distribution of contemporary, high quality fashion watches and accessories. The Company developed the FOSSIL® brand name to convey a distinctive fashion, quality and value message and a brand image reminiscent of an earlier era that suggests a time of fun, fashion and humor. Since its inception in 1984, the Company has grown into a diversified company offering an extensive line of fashion watches under its proprietary FOSSIL, RELIC® and ZODIAC® brands and, pursuant to license agreements, under some of the most prestigous brands in the world, including BURBERRY®, DIESEL®, DKNY® and EMPORIO ARMANI®. Additionally, the Company offers a wide range of accessories including small leather goods, belts, handbags, and sunglasses under the FOSSIL and RELIC brands, jewelry under the FOSSIL and EMPORIO ARMANI brands and FOSSIL brand apparel. The Company leverages its centralized design/development and production/sourcing expertise by distributing these products through its global distribution network.

        Domestically, the Company sells its products in approximately 20,500 retail locations in the United States through a diversified distribution network that includes approximately 7,500 department store doors, such as Federated/Macy's, Sak's, Nordstroms, May Department Stores, and Dillard's for its FOSSIL brand and certain licensed brands and JCPenney, Kohls and Sears for its RELIC brand, and approximately 13,000 specialty retail locations. The Company also sells its products in the United Stated through a network of 98 Company-owned stores, with 44 retail stores located in premier retail sites and 54 outlet stores located in major outlet malls. The Company also offers selected FOSSIL and licensed brand products at its website, www.fossil.com.

        Internationally, the Company's products are also sold to department stores and specialty retail stores in over 90 countries worldwide through Company-owned foreign sales subsidiaries and through a network of approximately 60 independent distributors. The Company's products can be found in Europe, South and Central America, the Caribbean, Canada, Mexico, the Far East, Australia and the Middle East. The Company's products are offered on cruise ships and in 22 international Company-owned FOSSIL retail stores. Additionally, the Company's products are sold through independently-owned FOSSIL retail stores and kiosks in certain international markets.

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

Available Information

        The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). Any document the Company files with the SEC may be read and copied at the SEC's public reference room at 450 Fifth Street, NW, Washington, DC 20549. Call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including the Company) file electronically with the SEC. The SEC's internet site is www.sec.gov.

        The Company makes available its annual report on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These reports are available free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC and may be accessed via a link from the Company's website (www.fossil.com) to the SEC's website (www.sec.gov). The Company also makes available, via this link to the SEC's internet site, statements of beneficial ownership of the Company's equity securities filed by its directors, officers, 10% or greater stockholders and others under Section 16 of the Exchange Act.

        The Company makes available on its website its most recent annual report on Form 10-K, its quarterly reports on Form 10-Q for the current fiscal year and its most recent proxy statement. In some instances, these documents are not available on the Company's site as soon as they are available on the SEC's site. In addition, the Company posts its Audit Committee Charter, Code of Ethics for Senior Financial Officers and Code of Conduct and Ethics for its directors, officers and employees on its website. Copies of these documents, excluding exhibits, may be requested at no cost by writing or telephoning the Company at 2280 N. Greenville Ave., Richardson, Texas 75082, Attention: Investor Relations (972-234-2525). The information on the Company's internet site is not incorporated by reference into this report.

Industry Overview

Watch Products

        The Company believes that the current market for watches in the United States can be divided into four segments. One segment of the market consists of fine watches characterized by internationally known brand names such as Concord, Piaget and Rolex. Watches offered in this segment are usually made of precious metals or stainless steel and may be set with precious gems. These watches are often manufactured in Switzerland and are sold by trade jewelers and in the fine jewelry departments of better department stores and other purveyors of luxury goods at retail prices ranging from $1,500 to in excess of $20,000. A second segment of the market consists of fine premium branded and designer watches manufactured in Switzerland and the Far East such as Gucci, Rado, Raymond Weil, Seiko and Swiss Army. These watches are sold at retail prices generally ranging from $150 to $1,500. The Company's BURBERRY, EMPORIO ARMANI and ZODIAC lines generally compete in this market segment. A third segment of the market consists of watches sold by mass marketers, which include certain watches sold under the Timex brand name as well as certain watches sold by Armitron under various brand names and labels. Retail prices in this segment range from $5 to $40. The Company intends to enter this segment in 2004.

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

Business Strategy

        The Company's long-term goal is to capitalize on the strength of its growing consumer brand recognition and capture an increasing share of a growing number of markets by providing consumers with fashionable, high quality, value-driven products. In pursuit of this goal, the Company has adopted operating and growth strategies that provide the framework for the Company's future growth while maintaining the consistency and integrity of its brands.

Operating Strategy

•
Fashion Orientation and Design Innovation. The Company is able to market its products to consumers with differing tastes and lifestyles by offering a wide range of brands and product categories at a variety of price points. The Company attempts to stay abreast of emerging fashion and lifestyle trends affecting accessories and apparel and it responds to these trends by making adjustments in its product lines several times each year. The Company differentiates its products from those of its competitors principally through innovations in fashion details, including variations in the treatment of dials, crystals, cases, straps and bracelets for the Company's watches, and innovative treatments and details in its other accessories.

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

•
Captive Suppliers. The Company owns a majority interest in a number of watch assemblers with locations in China. In addition, the Company maintains close relationships with accessory manufacturers in the Far East. The Company believes these relationships create a significant competitive advantage as they allow the Company to produce quality products, reduce the delivery time to market and improve overall operating margins.

•
Actively Manage Retail Sales. The Company manages the retail sales process by monitoring customer sales and inventory levels by product category and style, primarily through Electronic Data Interchange ("EDI"), and by assisting retailers in the conception, development and implementation of their marketing programs. Through the Company's merchandising unit, the Company works with retailers to ensure that the Company's products are properly stocked and displayed in accordance with the Company's visual standards. As a result, the Company believes it enjoys close relationships with its principal retailers, often allowing it to influence the mix, quantity and timing of customer purchasing decisions.

•
Centralized Distribution. The Company distributes substantially all of its products sold in the United States and certain of its products sold in international markets from its warehouse and distribution center in Dallas, Texas. The Company also distributes its products to international markets from warehouse and distribution centers located in Germany, Italy, Hong Kong, Australia, France, Switzerland, Japan, Singapore and the United Kingdom. In September 2003, the Company opened a new 100,000 square foot distribution facility in Germany. This facility will support the Company's current distribution operations in Germany, allow the Company to consolidate its European distribution sites and further support future growth throughout Europe. The Company believes its centralized distribution capabilities enable it to reduce inventory risk, increase flexibility in meeting the delivery requirements of its customers and maintain significant cost advantages as compared to its competitors.

Growth Strategy

•
Introduce New Products and Brands. The Company continually introduces new products within its existing brands and through license agreements and brand extensions to attract a wide range of consumers with differing tastes and lifestyles. For example, the Company currently offers a full line of fashion watch and accessory products under its FOSSIL and RELIC brands, as well as watches under the BURBERRY, DIESEL, DKNY, and EMPORIO ARMANI brand names pursuant to license agreements. The Company has also entered the market for Swiss-made watches with its ZODIAC and BURBERRY lines. In addition, the Company has entered the market for technology-enhanced watches pursuant to license agreements with PalmSource and Microsoft. Pursuant to the PalmSource agreement, the Company will produce a watch that contains the Palm OS® platform.

  Under the Microsoft agreement, the Company produces watches that incorporate Microsoft's "SPOT" (Smart Personal Objects Technology) technology, which allows users to receive customized information via FM subcarrier transmissions.

•
Expand International Business. The Company has increased FOSSIL brand advertising internationally to accelerate brand recognition. The Company has also purchased former distributors and entered into joint venture relationships to gain increased control over the brand and develop global marketing efforts. The Company continues to introduce licensed-brand products into international markets, open FOSSIL stores and develop new product lines.

•
Leverage Infrastructure. The Company believes it has the design, marketing, manufacturing and distribution infrastructure in place to allow it to manage and grow its businesses. The Company continues to develop additional products and brands and seeks additional businesses and products to complement its existing product lines allowing it to leverage its infrastructure.

•
Expand Retail Locations. The Company has historically expanded its Company-owned FOSSIL retail and outlet locations to further strengthen its brand image. The Company currently operates 120 retail and outlet stores worldwide and plans to open an additional 12 to 16 stores in 2004. The Company also offers its watch and accessory products through authorized FOSSIL retail stores in airports, on cruise ships and in certain international markets.

Products

        The Company designs, develops, markets and distributes fashion watches and accessories, including sunglasses, small leather goods, belts, and handbags principally under the FOSSIL and RELIC brand names, FOSSIL brand apparel and jewelry, and watches bearing the brand names of certain internationally known fashion companies pursuant to license agreements.

Watch Products

        The Company introduced FOSSIL watches in 1986 and RELIC watches in 1990. Sales of the Company's watches for fiscal years 2003, 2002 and 2001 accounted for approximately 70.2%, 69.3%, and 68.1%, respectively, of the Company's net sales.

        The following table sets forth certain information with respect to the Company's owned-brand watches:

Watch Brand	Product Categories	Suggested Price Point Range	Territory	Distribution Channels
FOSSIL	FOSSIL BLUE, F2, FUEL, BIG TIC, ARKITEKT, TITANIUM, SPEEDWAY	$55 – 165	Worldwide	Major dept. stores (Dayton Hudson Corp., Dillard's, Federated/Macy's, May Dept. Stores, Nordstrom, Inc. and Saks), specialty retailers, Internet, and Company-owned stores
RELIC	RELIC WET, FOLIO, BLUSH, DIAMOND, VIBE	$45 – 85	United States	Major retailers (JCPenney, Kohl's Department Stores, Inc., Mervyn's and Sears)
ZODIAC	BELLEVUE 14, ALIZE, CALAME SPORT, V SPORT, PETAL, FRENZY, EXTRAVAGANTE	$295 – 795	Worldwide	Better department stores, watch specialty stores, and jewelry stores

        The Company has entered into multi-year, worldwide license agreements for the manufacture, distribution and sale of watches bearing the brand names of certain internationally known fashion companies. The following table sets forth specific information with respect to certain of the Company's licensed watch products:

Brand(s)	Suggested Price Point Range	Distribution Channel(s)
EMPORIO ARMANI	$100 – 500	Major department stores, specialty retailers, jewelry stores and Emporio Armani boutiques
DKNY, DKNY Active, DKNY Jeans & DONNA KARAN NEW YORK	$65 – 150	Better department stores, specialty retailers, and Donna Karan retail stores
DIESEL	$85 – 215	Better department stores, specialty retailers, and Diesel retail stores
BURBERRY	$295 – 2,500	Better department stores, specialty retailers, and Burberry retail stores

        The continuation of these license agreements is important to the growth of the Company's watch business, especially in Europe and Asia. The license agreements have various expiration dates between 2004 and 2009. The Company has also entered into a number of license agreements for the sale of collectible watches. Under these agreements, the Company designs, manufactures and markets the goods bearing the trademarks, trade names and logos of various entities through the Company's website and major department stores within the Company's channels of distribution. The Company's DIESEL license expires on December 31, 2004. The Company expects to sign a new license with Diesel within the next few months.

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

        Technology-Enhanced Products.    Pursuant to an agreement with Microsoft, the Company incorporates Microsoft's SPOT technology into certain watches under the Company's FOSSIL and ABACUS® brands. These watches receive customized information from Microsoft, such as news, weather and instant messages, via FM subcarrier transmissions. To receive the information, users are required to register with Microsoft, which includes a service fee. Receipt of the information is also subject to local FM reception. The Company also has a license with PalmSource to produce watches that incorporate the Palm OS platform.

Fashion Accessories

        In order to leverage the Company's design and marketing expertise and its close relationships with its principal retail customers, the Company has developed a line of fashion accessories, including handbags, men's and women's belts, small leather goods, jewelry and sunglasses. The Company's handbags are made of a variety of fine leathers and other materials that emphasize classic styles and incorporate a variety of creative designs. The sunglass line features optical quality lenses in both plastic and metal frames, with classic and fashion styling similar to other FOSSIL products. The Company's small leather goods are typically made of fine leathers and include items such as mini-bags, coin purses, key chains and wallets. The Company's jewelry lines include earrings, necklaces, rings and bracelets. FOSSIL brand jewelry generally is offered in sterling silver or stainless steel. EMPORIO ARMANI brand jewelry is generally made of sterling silver, semi-precious stones or 18K gold. The Company currently sells its fashion accessories through a number of its existing major department store and specialty retail store customers. The Company generally markets its fashion accessory lines through the same distribution channels as its watch business, using similar in-store presentations, graphics and packaging. These fashion accessories are typically sold in locations adjacent to watch departments, which may lead to purchases by persons who are familiar with the Company's watches. Sales of the Company's accessory lines for fiscal years 2003, 2002 and 2001 accounted for approximately 26.5%, 30.3%, and 25.7%, respectively, of the Company's net sales.

        The following table sets forth certain information with respect to the Company's fashion accessories:

Brand	Accessory Category	Suggested Price Point Range	Distribution Channel
FOSSIL	Sunglasses Handbags Small Leather Goods Belts	$28 – 40 $88 – 168 $14 – 68 $22 – 38	Major dept. stores (Dayton Hudson Corp., Dillard's, Federated/Macy's, May Dept. Stores, Nordstrom, and Saks), specialty retailers, Company-owned stores and Internet
FOSSIL	Jewelry	$26 – 139	Company-owned stores and Internet
EMPORIO ARMANI	Jewelry	$100 – 1,200	Major department stores, specialty retailers, jewelry stores and Emporio Armani boutiques
RELIC	Sunglasses Handbags Small Leather Goods Belts	$20 – 25 $20 – 38 $10 – 26 $12 – 25	Major retailers (JCPenney, Kohl's and Sears)

Apparel

        In July 2000, the Company introduced a collection of FOSSIL brand apparel and jeans. The jeans wear collection is designed for both men and women. The products' unique retro-Americana packaging captures the energy and spirit of the FOSSIL brand. The FOSSIL apparel collection is offered through 18 Company-owned stores located in leading malls and retail locations in the United States. The line is also available at the Company's web site, www.fossil.com.

        The following table sets forth certain information with respect to the Company's apparel line:

Brand	Apparel Lines	Suggested Price Point Range	Distribution Channel
FOSSIL	Outerwear	$36 – 68	FOSSIL jeans wear stores and Internet
	Men's Tops	$16 – 36
	Men's Bottoms	$28 – 50
	Women's Tops	$18 – 36
	Women's Bottoms	$18 – 36
	T-shirts	$16

Other Products

        Licensed Products.    In order to complement the Company's existing line of products and to increase consumer awareness of the FOSSIL brand, the Company has entered into license agreements for other categories of fashion accessories. These license agreements provide for royalty income to the Company based on a percentage of net sales and are subject to certain guaranteed minimum royalties. In 1999, the Company entered into a multi-year license agreement with the Safilo Group for the manufacture, marketing and sale of optical frames under the FOSSIL brand in the United States and Canada. The Company also entered into a multi-year license agreement for the manufacture, marketing and sale of certain handbags, backpacks and sports bags in Germany, Austria, Switzerland and the Netherlands under the FOSSIL brand.

        Future Products.    The Company continually evaluates opportunities to expand its product offerings in the future to include other lines that would complement its existing products.

Design and Development

        The Company's watch, accessory and apparel products are created and developed by its in-house design staff in cooperation with various outside sources, including manufacturing sources and component suppliers. For its licensed brands, the Company works with the respective licensor's design team. Product design ideas are drawn from various sources and are reviewed and modified by the design staff to ensure consistency with the Company's existing product offerings and the themes and images that it associates with its products. Senior management is actively involved in the design process.

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

        The Company differentiates its products from those of its competitors principally by incorporating into its product designs innovations in fashion details, including variations in the treatment of dials, crystals, cases, straps and bracelets for the Company's watches, and details and treatments in its other accessories. The Company also owns or licenses proprietary technology for certain of its watch products, including its BIG TIC® and KALEIDO® styles. In certain instances, the Company believes that such innovations have allowed it to achieve significant improvements in consumer acceptance of its product offerings with only nominal increases in manufacturing costs. The Company believes that the substantial experience of its design staff will assist it in maintaining its current leadership position in watch design and in expanding the scope of its product offerings.

Marketing and Promotion

        The Company's current FOSSIL brand advertising campaign is aimed at communicating the core philosophy of drawing creative inspiration from vintage inspired themes for product and brands that take advantage of current fashion trends. These themes are carefully coordinated in order to convey the flair for fun, fashion and humor that the Company associates with its products. The Company's nostalgic tin packaging concept for many of its watch products and certain of its accessories is an example of these marketing themes. The tins have become a signature piece to the FOSSIL image and have become popular with collectors.

        The Company participates in cooperative advertising programs with its major retail customers, whereby it shares the cost of certain of their advertising and promotional expenses. An important aspect of the marketing process involves the use of in-store visual support and other merchandising materials, including packages, signs, posters and fixtures. Through the use of these materials, the Company attempts to differentiate the space used to sell its products from other areas of its customers' stores. The Company also promotes the use of its Shop-in-Shop concept for watches, handbags and small leather goods. The Shop-in-Shop concept involves the use of dedicated space within a customer's store to create a brand "shop" featuring the Company's products and visual displays. The Company also provides its customers with a large number of preprinted, customized advertising inserts and from time to time stages promotional events designed to focus public attention on its products.

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

        The Company advertises, markets and promotes its products to consumers through a variety of media, including catalog inserts, billboards, print media, television, cinema and the internet. The Company has advertised from time to time with billboards and other outdoor advertisements including bus panels in major metropolitan areas. The Company periodically advertises the RELIC brand in certain national fashion and consumer magazines such as Teen, Twist, MH18 and Marie Claire. The Company also periodically advertises in trade publications such as Women's Wear Daily and Daily News Record.

Sales and Customers

        The Company sells its products in approximately 20,500 retail locations in the United States through a diversified distribution network that includes approximately 7,500 department store doors, such as Federated/Macy's, Sak's, Nordstroms, May Department Stores, and Dillard's for its FOSSIL and licensed brands and JCPenney, Kohls and Sears for its RELIC brand, and approximately 13,000 specialty retail locations. The Company also sells its FOSSIL watch and accessory products at Company-owned FOSSIL retail stores located at retail sites worldwide and sells certain of its products at Company-owned FOSSIL outlet stores located at major outlet malls throughout the United States. The Company's apparel products are sold through FOSSIL jeans wear stores and through the Company's website. The Company also sells its products at retail locations in major airports in the United States, on cruise ships and in independently-owned, authorized FOSSIL retail stores and kiosks in certain international markets. The Company generally does not have long-term contracts with any of its retail customers. All transactions between the Company and its retail customers are conducted on the basis of purchase orders, which generally require payment of amounts due to the Company on a net 30-day basis for most of its U.S. based customers and up to 90 days for certain international customers.

        Department Stores.    For fiscal years 2003, 2002 and 2001, domestic department stores accounted for approximately 43.1%, 49.3%, and 53.3% of the Company's net sales, respectively. In addition, in the same periods, the Company's 10 largest customers represented approximately 20%, 25%, and 39% of net sales, respectively. No customer accounted for more than 10% of the Company's net sales in fiscal years 2003, 2002 and 2001. Certain of the Company's customers are under common ownership. No customer, when considered as a group under common ownership, accounted for more than 10% of the Company's net sales in fiscal years 2003, 2002 and 2001.

        International Sales.    The Company's products are sold to department stores and specialty retail stores in over 90 countries worldwide through Company-owned foreign sales subsidiaries and through a network of approximately 60 independent distributors. The Company's foreign operations include a presence in Australia, Canada, the Caribbean, Central and South America, Europe, the Far East, and the Middle East. Foreign distributors generally purchase products at uniform prices established by the Company for all international sales and resell them to department stores and specialty retail stores. The Company generally receives payment from its foreign distributors in United States currency. During fiscal years 2003, 2002 and 2001, international and export sales accounted for approximately 43.6%, 38.1%, and 34.5%, of net sales, respectively.

        Company-Owned FOSSIL Stores.    In 1995, the Company commenced operations of FOSSIL outlet stores at selected major outlet malls throughout the United States. The Company currently operates 54 outlet stores. These stores, which operate under the FOSSIL name, enable the Company to liquidate excess inventory and increase brand awareness. The Company's products in such stores are generally sold at discounts from 25% to 75% off the suggested retail price. The Company intends to open six to eight additional outlet stores in 2004.

        In 1996, the Company commenced operations of full priced accessory FOSSIL retail stores at some of the most prestigious retail malls and entertainment parks in the United States in order to broaden the recognition of the FOSSIL brand name. The Company currently operates 26 accessory retail stores in leading malls and retail locations throughout the United States and 18 accessory retail stores in select international markets. These stores, which operate under the FOSSIL name, carry a full assortment of FOSSIL merchandise that is generally sold at the suggested retail price. The Company intends to open three to four additional accessory retail stores in the United States in 2004. The Company also operates four multi-brand watch stores in Switzerland.

        In 2000, the Company began offering FOSSIL brand apparel through specially designed Company-owned apparel stores. The Company currently operates 18 FOSSIL jeans wear stores in leading malls and retail locations throughout the United States. The Company's apparel stores carry the full apparel line along with an assortment of certain FOSSIL watch and accessory products. The Company intends to open three to four additional apparel stores in 2004.

        During fiscal years 2003, 2002 and 2001, Company-owned FOSSIL store sales accounted for approximately 13.3%, 12.5%, and 12.5% of net sales, respectively.

        Internet Sales.    In November 1996, the Company established a website at www.fossil.com. The Company offers selected FOSSIL brand watches, certain licensed watch brands, sunglassses, leather goods, apparel, jewelry and other related products on the website. These products are also available to consumers through "storefronts" on America Online, Microsoft Network, Amazon and Yahoo that are connected to the Company's website. In addition to offering selected FOSSIL and licensed brand products, the Company also provides Company news and information on the website. During 2000, the Company launched a business-to-business site that allows the Company's specialty retail accounts access to real-time inventory, account information and automated order processing.

        Sales Personnel.    The Company utilizes an in-house sales staff and, to a lesser extent, independent sales representatives to promote the sale of the Company's products to retail accounts. As of the end of fiscal year 2003, the Company had 146 in-house sales and customer service employees and 44 independent sales representatives. The Company's in-house sales personnel receive a salary and, in some cases, a commission based on a percentage of gross sales attributable to specified accounts. Independent sales representatives generally do not sell competing product lines and are under contracts with the Company that are generally terminable by either party upon 30 days prior notice. These independent contractors are compensated on a commission basis.

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

        The Company permits the return of damaged or defective products. In addition, although it has no obligation to do so, the Company accepts limited amounts of product returns from its customers in certain other instances. Accordingly, the Company provides allowances for the estimated amount of product returns. The allowances for product returns as of the end of fiscal years 2003, 2002 and 2001 were $26.6 million, $24.8 million, and $22.5 million, respectively. Since 1990, the Company has not experienced any returns in excess of the aggregate allowances therefor. Additional information regarding the Company's major customer, segment and geographic information is located in the financial statements.

Backlog

        It is the practice of a substantial number of the Company's customers not to confirm orders by delivering a formal purchase order until a relatively short time prior to the shipment of goods. As a result, the amount of unfilled customer orders includes confirmed orders and orders that the Company believes will be confirmed by delivery of a formal purchase order. A majority of such amounts represent orders that have been confirmed. The remainder of such amounts represent orders that the Company believes, based on industry practice and prior experience, will be confirmed in the ordinary course of business. The Company's backlog at a particular time is affected by a number of factors, including seasonality and the scheduling of the manufacture and shipment of products. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. At the end of 2003, the Company had unfilled customer orders of approximately $72.1 million compared to $43.9 million and $57.4 million for fiscal years 2002 and 2001, respectively.

Manufacturing

        The Company's products are manufactured to its specifications by independent contractors and by companies in which the Company holds a majority interest. Substantially all of the Company's watches are manufactured by approximately 39 factories located primarily in Hong Kong and China, except for the Company's Swiss watches which are assembled in Switzerland. The Company believes that its policy of outsourcing products allows it to achieve increased production flexibility while avoiding significant capital expenditures, build-ups of work-in-process inventory and the costs of managing a substantial production work force.

        The principal components used in the manufacture of the Company's watches are cases, crystals, dials, movements, bracelets and straps. These components are obtained by the Company's manufacturing sources from a large number of suppliers located principally in Hong Kong, Japan, China, Taiwan, Italy, Thailand, Korea and Switzerland. The Company estimates that the majority of the movements used in the manufacture of the Company's watches are supplied by four principal vendors. No other single component supplier accounted for more than 10% of component supplies in 2003. Although the Company does not normally engage in direct transactions with component suppliers, in some cases it actively reviews the performance of such suppliers and makes recommendations to its manufacturing sources regarding the sourcing of components. The Company does not believe that its business is materially dependent on any single component supplier.

        The Company believes that it has established and maintains close relationships with a number of watch manufacturers located in Hong Kong and China. In 2003, four separate watch manufacturers in which the Company holds a majority interest each accounted for 10% or more of the Company's watch supplies. The loss of any one of these manufacturers could temporarily disrupt shipments of certain of the Company's watches. However, as a result of the number of suppliers from which the Company purchases its watches, the Company believes that it could arrange for the shipment of goods from alternative sources within approximately 60 days on terms that are not materially different from those currently available to the Company. Accordingly, the Company does not believe that the loss of any single supplier would have a material adverse effect on the Company's business. In general, however, the future success of the Company will depend upon its ability to maintain close relationships with, or ownership of, its current suppliers and to develop long-term relationships with other suppliers that satisfy the Company's requirements for price and production flexibility.

        The Company's products are manufactured according to plans that reflect management's estimates of product performance based on recent sales results, current economic conditions and prior experience with manufacturing sources. The average lead time from the commitment to purchase products through the production and shipment thereof ranges from two to three months in the case of watches, from two to six months in the case of eyewear, from three to four months in the case of leather goods, from two to four months for apparel items and from two to four months for jewelry. The Company believes that the close relationships and, in certain cases, ownership interest that it has established and maintains with its principal manufacturing sources constitute a significant competitive advantage and allow it to quickly and efficiently introduce innovative product designs and alter production in response to the retail performance of its products.

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

Distribution

        Upon completion of manufacturing, the Company's products are shipped to its warehousing and distribution centers in Dallas, Italy, Hong Kong, the United Kingdom, Germany, Australia, Switzerland, Japan, Singapore and France from which they are shipped to customers in selected markets. The Company's warehouse and distribution facility in Dallas, Texas, near the Company's headquarters, allows the Company to maximize its inventory management and distribution capabilities. In 2003, the Company began distribution from a new 100,000 square foot facility in Germany. This facility supports the Company's current distribution operations in Germany and will allow the Company to consolidate its European distribution sites and further support future growth throughout Europe.

        The Company's warehouse and distribution facility in Dallas is operated in a special purpose subzone established by the United States Department of Commerce Foreign Trade Zone Board. As a result of the establishment of the subzone, the following economic and operational advantages are available to the Company: (i) the Company may not have to pay duty on imported merchandise until it leaves the subzone and enters the United States market, (ii) the Company may not pay any United States duty on merchandise if the imported merchandise is subsequently re-exported, and (iii) the Company does not pay local property tax on inventory located within the subzone.

Management Information Systems

        Inventory Control.    The Company maintains inventory control systems at its facilities that enable it to track each item of merchandise from receipt from its manufacturing sources through shipment to its customers. To facilitate this tracking, a significant number of products sold by the Company are pre-ticketed and bar coded prior to shipment to its retail customers. The Company's inventory control systems report shipping, sales and individual SKU level inventory information. The Company manages the retail sales process by monitoring customer sales and inventory levels by product category and style, primarily through EDI. The Company believes that its distribution capabilities enable it to reduce inventory risk and increase flexibility in responding to the delivery requirements of its customers. The Company's management believes that its EDI efforts will continue to grow in the future as customers focus further on increasing operating efficiencies. In addition, the Company maintains systems that are designed to track inventory movement through its retail and outlet stores. Detailed sales transaction records are accumulated on each store's point-of-sale system and polled nightly by the Company.

        Enterprise Resource Planning.    During 2003, the Company implemented an Enterprise Resource Planning (ERP) system from SAP AG in the U.S. and Canada locations. Over the next few years, the Company intends to replace its other ERP and other principal financial systems at its international subsidiaries with software systems provided by SAP AG.

Warranty and Repair

        The Company's FOSSIL watch products are covered by a limited warranty against defects in materials or workmanship for a period of 11 years from the date of purchase; RELIC watch products are covered by a comparable 12 year warranty; BURBERRY and ZODIAC watches are covered by a two year limited warranty; and the Company's licensed watch products generally are covered by one year limited warranty. The Company's sunglass line is covered by a one year limited warranty against defects in materials or workmanship. Defective products returned by consumers are processed at the Company's warehousing and distribution centers. In most cases, defective products under warranty are repaired by the Company's personnel. Products under warranty that cannot be repaired in a cost-effective manner are replaced by the Company at no cost to the customer. The Company also performs watch repair services on behalf of certain of its private label customers.

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

Intellectual Property

        Trademarks.    The Company has registered the FOSSIL and RELIC trademarks for use on the Company's watches, leather goods, apparel and other fashion accessories in the United States and in certain foreign countries, including a number of countries located in Europe, the Far East, the Middle East, South America and Central America. The Company has also registered or applied for registration in the United States and internationally certain other marks used by the Company in conjunction with the sale and marketing of its products and services, including ZODIAC, AVIA, ABACUS and ANTIMA.

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

Competition

        There is intense competition in each of the businesses in which the Company competes. The Company's watch business competes with a number of established manufacturers, importers and distributors such as Guess? Anne Klein II, Kenneth Cole and Swatch. In addition, the Company's leather goods, sunglass, jewelry and apparel businesses compete with a large number of established companies that have significantly greater experience than the Company in designing, developing, marketing and distributing such products. In all of its businesses, the Company competes with numerous manufacturers, importers and distributors who have significantly greater financial, distribution, advertising and marketing resources than the Company. The Company's competitors include distributors that import watches, accessories and apparel from abroad, domestic companies that have established foreign manufacturing relationships and companies that produce accessories and apparel domestically.

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

Employees

        As of the end of fiscal year 2003, the Company (excluding Arrow Merchandising, Inc. and the Company's foreign subsidiaries) had 2,568 employees, including 327 in executive or managerial positions and the balance in design, advertising, sales, quality control, distribution, clerical and other office positions. As of the end of fiscal year 2003, the Company's foreign operating subsidiaries had 1,114 employees, including 112 in managerial positions.

        The Company has not entered into any collective bargaining agreements with its domestic employees. The Company believes that its relations with its employees are generally good.

Item 2.    Properties

        Company Facilities.    As of the end of fiscal year 2003, the Company owned or leased the following facilities in connection with its domestic and international operations:

Location	Use	Square Footage	Owned / Leased
Richardson, Texas	Corporate headquarters	190,000	Owned
Richardson, Texas	Warehouse	138,000	Owned
Dallas, Texas	Office, warehouse and distribution	517,500	Owned
Eggstätt, Germany	Office, warehouse and distribution	100,000	Owned
Saverne, France	Office, warehouse and distribution	51,450	Owned
Atlanta, Georgia	General office and showroom	1,380	Lease expiring in 2006
Chicago, Illinois	General office and showroom	2,980	Lease expiring in 2004
Los Angeles, California	General office and showroom	1,934	Lease expiring in 2005
New York, New York	General office and showroom	13,596	Lease expiring in 2006
Basel, Switzerland	Office and warehouse	7,589
	Lease expiring in 2006

Bienne, Switzerland	Warehouse, distribution and manufacturing	4,779	Lease expiring in 2004
China	Manufacturing	86,359	Lease expiring in 2005
China	Manufacturing	48,000	Lease expiring in 2006
China	Manufacturing	22,000	Lease expiring in 2008
Erlstätt, Germany	Office, warehouse and distribution	12,000	Lease expiring in 2010
Hong Kong	Office and warehouse	37,600	Lease expiring in 2005
Milton Keynes, England	Office, warehouse and distribution	8,250	Lease expiring in 2005
Sydney, Australia	Office, warehouse and distribution	4,375	Lease expiring in 2004
Tokyo, Japan	Office, warehouse and distribution	3,594	Lease expiring in 2005
Vicenza, Italy	Office, warehouse and distribution	22,750	Lease expiring in 2007

        The Company's Richardson, Texas facilities are located on approximately 20 acres of land and the Dallas, Texas, facility is on approximately 47 acres of land. The Company owns these facilities and the land on which each is located.

        Jeans Wear Retail Store Facilities.    As of the end of fiscal year 2003, the Company had entered into 18 lease agreements for retail space at prime locations in the United States for the sale of its apparel line and certain of its accessory products. The leases, including renewal options, expire at various times from 2010 to 2013. The leases provide for minimum annual rentals and, in certain cases, for the payment of additional rent when sales exceed specified net sales amounts. The Company is also required to pay its pro rata share of the common area maintenance costs, including real estate taxes, insurance, maintenance expenses and utilities.

        Accessory Retail Store Facilities.    As of the end of fiscal year 2003, the Company had entered into 27 lease agreements for retail space at prime locations in the United States for the sale of its full assortment of accessory products. The leases, including renewal options, expire at various times from 2004 to 2015. The leases provide for minimum annual rentals and, in certain cases, for the payment of additional rent when sales exceed specified net sales amounts. The Company is also required to pay its pro rata share of the common area maintenance costs, including real estate taxes, insurance, maintenance expenses and utilities.

        Outlet Store Facilities.    The Company also leases retail space at selected outlet centers throughout the United States for the sale of its products. As of the end of fiscal year 2003, the Company had entered into 59 such leases. The leases, including renewal options, expire at various times from 2004 to 2012, and provide for minimum annual rentals and for the payment of additional rent based on a percentage of sales above specified net sales amounts. The Company is also required to pay its pro rata share of the common area maintenance costs at each outlet center, including, real estate taxes, insurance, maintenance expenses and utilities.

        International Store Facilities.    As of the end of fiscal year 2003, the Company operated 22 retail stores in various international markets, including the Netherlands, the United Kingdom, Canada, Germany, Switzerland, Singapore and Australia. The Company anticipates opening two additional stores in Australia in 2004.

        The Company believes that its existing facilities are well maintained and in good operating condition.

Item 3.    Legal Proceedings

        There are no legal proceedings to which the Company is a party or to which its properties are subject, other than routine litigation incident to the Company's business which is not material to the Company's consolidated financial condition, cash flows or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of the stockholders of the Company during the fourth quarter of fiscal year 2003.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

        The Company's Common Stock is listed on the Nasdaq National Market under the symbol "FOSL." Quotation of the Company's Common Stock began on the Nasdaq National Market on April 8, 1993.

        The following table sets forth the range of quarterly high and low sales prices per share of the Company's Common Stock on the Nasdaq National Market for the fiscal years ended January 3, 2004 and January 4, 2003. Such prices have been adjusted to reflect a three-for-two stock split of the Company's Common Stock effected as a fifty percent (50%) stock dividend declared on May 14, 2002 and paid on June 7, 2002 to all stockholders of record on May 24, 2002. This data has not been adjusted to reflect the three-for-two stock split declared on March 12, 2004, to be effected in the form of a stock dividend to be paid on April 8, 2004 to stockholders of record on March 26, 2004.

	High	Low
Fiscal year beginning January 5, 2003:
First Quarter	$21.540	$15.950
Second Quarter	24.440	16.200
Third Quarter	29.000	23.750
Fourth Quarter	30.200	24.350
Fiscal year beginning January 6, 2002:
First Quarter	$18.667	$13.167
Second Quarter	23.740	17.527
Third Quarter	24.610	15.600
Fourth Quarter	22.620	14.990

        As of March 15, 2004, there were 153 holders of record, although there is a much larger number of beneficial owners.

        Cash Dividend Policy.    The Company expects that it will retain all available earnings generated by its operations for the development and growth of its business and does not anticipate paying any cash dividends in the foreseeable future. Any future determination as to a cash dividend policy will be made at the discretion of the Board of Directors of the Company and will depend on a number of factors, including the future earnings, capital requirements, financial condition and future prospects of the Company and such other factors as the Board of Directors may deem relevant.

        The table below sets forth the information with respect to purchases made by or on behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company's Common Stock during the fourth quarter of the Company's fiscal year ended January 3, 2004.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Month #1 (October 5, 2003 to November 1, 2003)	125,000	$26.0835	125,000	102,594
Month #2 (November 2, 2003 to November 29, 2003)	8,424	$27.0000	8,424	94,170
Month #3 (November 30, 2003 to January 3, 2004	30,900	$26.7252	30,900	63,270
Total	164,324	$26.2512	164,324

(1)
No shares were purchased other than through the publicly announced repurchase program during the fourth quarter of the fiscal year ended January 3, 2004.

(2)
On September 18, 2000, the Company announced that its board of directors had approved a share repurchase program, pursuant to which up to 3,750,000 shares of the Company's Common Stock may be repurchased. As of January 22, 2004, the Company completed the repurchase of the total amount of shares authorized under all previous repurchase programs.

        The information under the heading "Equity Compensation Plan Information" in the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report, is incorporated into Item 12 of this report by reference.

Recent Sales of Unregistered Securities

        In December 2003, the Company issued shares of its Common Stock in exchange for certain assets from European Specialty Stores. On December 18, 2003, the Company agreed to issue to European Specialty Stores 4,972 shares of Common Stock in exchange for the transfer of three FOSSIL stores in the Netherlands and three FOSSIL stores in Germany that were previously operated under license from the Company. The issuance of the shares of Common Stock was not registered under the Securities Act, but instead the shares were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act. The transactions were privately negotiated without any general solicitation or advertising. The purchaser is a "sophisticated investor" within the meaning of the Securities Act and has access to all information concerning the Company needed to make an informed decision with respect to the transactions. The certificate evidencing the shares bears a legend reflecting that the shares are subject to the restriction on transfer under the Securities Act, including Rule 144 promulagated thereunder.

Item 6. Selected Financial Data

        The following information should be read in conjunction with the Company's consolidated financial statements and notes thereon.

Fiscal Year	2003	2002	2001		2000	1999
IN THOUSANDS, EXCEPT PER SHARE DATA
Net Sales	$781,175	$663,338	$545,541		$504,285	$418,762
Gross Profit	401,377	334,085	271,850		255,746	212,887
Operating Income	109,750	95,930	76,854		93,821	87,449
Income before income taxes	109,471	95,979	72,804		94,717	87,841
Net income	68,335	58,907	43,683	(1)	55,883	51,826
Earnings per share: (2)
Basic	1.47	1.28	0.97	(1)	1.18	1.08
Diluted	1.40	1.22	0.93	(1)	1.14	1.03
Weighted average common shares outstanding: (2)
Basic	46,545	45,993	45,251		47,534	47,850
Diluted	48,788	48,238	46,860		49,013	50,142
Working capital	$313,561	$241,177	$163,280		$169,792	$155,198
Total assets	587,541	482,526	380,863		307,591	269,364
Long-term debt	—	—	—		—	—
Stockholders' equity	423,426	340,541	264,023		220,699	191,197
Return on average stockholders' equity	18.4%	19.9%	18.3%		26.9%	32.2%

(1)
Includes a $2.9 million one-time charge which reflects the write-off of the carrying value of the Company's investment in SII Marketing International, Inc. as a result of the Company's decision to terminate its equity participation in the joint venture relationship. Excluding this one-time charge, pro forma net income, basic earnings per share and diluted earnings per share were $46.5 million, $1.03 and $0.99, respectively.

(2)
All share and per share price data has been adjusted to reflect three-for-two stock splits effected in the form of a stock dividend paid on August 17, 1999 and June 7, 2002. This data has not been adjusted to reflect the three-for-two stock split declared on March 12, 2004, to be effected in the form of a stock dividend to be paid on April 8, 2004 to stockholders of record on March 26, 2004.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY

        Fossil is a design, development, marketing and distribution company that specializes in consumer products predicated on fashion and value. The FOSSIL brand name was developed by the Company to convey a distinctive fashion, quality and value message and a brand image reminiscent of an earlier time in America that suggests a time of fun, fashion and humor. Since its inception in 1984, the Company has grown from its original flagship FOSSIL watch product into a dominant global watch company with a well-recognized branded portfolio delivered over an extensive distribution network. The Company's principle offerings include an extensive line of watches sold under the Company's proprietary brands as well as licensed brands for some of the most prestigious companies in the world. The Company also offers complementary lines of small leather goods, belts, handbags and sunglasses under its proprietary FOSSIL and RELIC brands, jewelry under the FOSSIL and EMPORIO ARMANI brands and FOSSIL apparel. The Company's centralized infrastructure in design/development and production/sourcing allows it to leverage the strength of its branded watch portfolio over an extensive global distribution network.

        The Company's products are sold primarily to department stores and specialty retail stores in over 90 countries worldwide through Company-owned foreign sales subsidiaries and through a network of approximately 60 independent distributors. The Company's foreign operations include wholly or majority-owned subsidiaries in Australia, Canada, France, Germany, the Netherlands, Hong Kong, Italy, Japan, Singapore, Switzerland and the U.K. In addition, the Company's products are offered at Company-owned retail locations, located in the United States and certain international markets, and authorized FOSSIL retail stores and kiosks located in several major airports, on cruise ships and in certain international markets. The Company's successful expansion of its product lines worldwide and leveraging of its infrastructure have contributed to its increasing net sales and operating profits.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to product returns, bad debts, and inventories. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies require the most significant estimates and judgments.

        Revenues.    Revenues are recognized as sales when merchandise is shipped and title transfers to the customer. The Company permits the return of damaged or defective products and accepts limited amounts of product returns in certain other instances. Accordingly, the Company provides allowances for the estimated amounts of these returns at the time of revenue recognition based on historical experience and any current issues identified. While such returns have historically been within management's expectations and the provisions established, future return rates may differ from those experienced in the past. Any significant increase in product damages or defects and the resulting credit returns could have an adverse impact on the operating results for the period or periods in which such returns materialize.

        Accounts Receivable.    The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by the review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues identified. While such credit losses have historically been within the Company's expectations and the provisions established, future credit losses may differ from those experienced in the past.

        Inventories.    Inventories are stated at the lower of average cost, including any applicable duty and freight charges, or market. The Company writes down its inventory for estimated obsolescence or unmarketable inventory in amounts equal to the difference between the average cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

        Asset Impairment.    The Company is required to test for asset impairment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable from estimated future cash flows. The Company applies SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in order to determine whether or not an asset is impaired. Management evaluates the ongoing value of assets, primarily leasehold improvements and in-store fixturing, associated with its retail stores that have been open longer than one year. When undiscounted cash flows estimated to be generated by those assets are less than the carrying value of those assets, impairment losses are recorded in selling and distribution expenses. Should actual results or market conditions differ from those anticipated, additional losses may be recorded.

        Goodwill.    The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, on January 6, 2002. In accordance with SFAS No. 142, management evaluates goodwill for impairment by comparing the fair value of the reporting unit to the book value. The fair value of the Company's reporting units is estimated using discounted cash flow methodologies and market comparable information. Based on the analysis, if the implied fair value of each reporting unit exceeds the book value of the goodwill, no impairment loss is recognized. In the fourth quarter of fiscal 2003 and 2002, the Company performed the required annual impairment test and determined that no goodwill impairment existed.

2003 HIGHLIGHTS

•
During 2003, the Company launched the BURBERRY line of Swiss-made watches globally. The Company believes BURBERRY watches will expand its existing relationships with its international customer base and add specialty watch and jewelry store distribution in the U.S.

•
EMPORIO ARMANI jewelry, initially launched in the fourth quarter of 2002, was further rolled-out globally. Combined with the existing EMPORIO ARMANI watch business, this business will assist the Company in expanding its license relationship with the Georgio Armani group while providing the opportunity to extend the global presence of the Company's product assortment under this brand.

•
With the addition of BURBERRY watches and solid growth in EMPORIO ARMANI, DKNY and DIESEL watches, licensed watch sales increased to 25% of consolidated sales in 2003 compared to 21% in 2002. The retail price points of these aspirational brands are generally higher than the related retail prices of the Company's proprietary brands allowing the Company to experience higher sales and gross profit margins per unit.

•
In January, the Company completed the consolidation of its North American distribution/warehouse operations into its state-of-the-art 500,000 square foot distribution center located in Dallas.

•
In July, the Company put into service a new enterprise resource planning system, SAP, for its North American operations. The Company anticipates converting all of its subsidiaries' systems to SAP over the next several years. Implementation of SAP in Germany commenced during the fourth quarter and the Company expects the European phase of its global implementation to be complete by the end of 2005 or early 2006.

•
In September, the Company moved into its new 100,000 square foot European distribution facility located in Germany. The Company believes consolidation of existing distribution facilities in France, Italy, Switzerland and the UK into its new European distribution facility will be completed over the next several years.

•
The Company's operating margin for 2003 was 14.1% and management's goal is to reach 17% over the next few years. During the second half of 2003, the Company's sales growth and increasing gross profit margin resulted in increased operating margins over the comparable prior year period. The Company believes this to be a significant achievement given its continued investment in new business initiatives, including technology products, Swiss watches and jewelry, as well as infrastructure additions, including new distribution facilities and SAP, to support its future growth prospects.

•
During 2003, the Company's retail stores experienced same-store sales comps in excess of 10%. This sales growth, combined with higher gross profit margins and lower operating expenses, as a percentage of sales, resulted in operating income growth of approximately $11 million in 2003 over 2002.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, (i) the percentages of the Company's net sales represented by certain line items from the Company's consolidated statements of income and (ii) the percentage changes in these line items between the years indicated.

Fiscal Year	2003	Percentage change from 2002	2002	Percentage change from 2001	2001

Net sales	100.0%	17.8%	100.0%	21.6%	100.0%
Cost of sales	48.6	15.4	49.6	20.3	50.2

Gross profit	51.4	20.1	50.4	22.9	49.8
Operating expenses	37.3	22.5	35.9	22.1	35.7

Operating income	14.1	14.4	14.5	24.8	14.1
Interest expense	—	(42.1)	—	(66.4)	0.1
Other (expense) income — net	—	(239.1)	—	104.2	(0.7)

Income before income taxes	14.1	14.1	14.5	31.8	13.3
Provision for income taxes	5.3	11.0	5.6	27.3	5.3

Net income	8.8%	16.0%	8.9%	34.9%	8.0%

        The following table sets forth certain components of the Company's consolidated net sales and the percentage relationship of the components to consolidated net sales for the fiscal year indicated:

	Amounts in millions			Percentage of total
Fiscal Year	2003	2002	2001	2003	2002	2001

International:
Europe	$258.1	$189.4	$130.3	33.1%	28.6%	23.9%
Other	82.0	63.6	56.1	10.5	9.6	10.3

Total international	340.1	253.0	186.4	43.6	38.2	34.2
Domestic:
Watch products	205.7	200.9	180.6	26.3	30.3	33.1
Other products	131.3	126.3	110.3	16.8	19.0	20.2

Total domestic	337.0	327.2	290.9	43.1	49.3	53.3
Stores worldwide	104.1	83.1	68.2	13.3	12.5	12.5

Total net sales	$781.2	$663.3	$545.5	100.0%	100.0%	100.0%

FISCAL 2003 COMPARED TO FISCAL 2002

NET SALES

        The following table is intended to illustrate a tabular analysis of the year-over-year percentage change in sales by segment and on a consolidated basis:

	Attributable to Changes in the Following Factors Analysis of Percentage Change in Sales Versus Prior Year
	Exchange Rates	Acquisitions	Organic Growth	Total Change
Europe	19%	2%	15%	36%
Other international	5	9	15	29
Domestic wholesale	-	-	3	3
Retail worldwide	1	5	19	25

Total	6%	2%	10%	18%

        International Net Sales.    European sales growth was driven by sales volume increases in FOSSIL, DIESEL and DKNY watches and FOSSIL and EMPORIO ARMANI jewelry. Growth from other international sales, that include the Company's Canada and Far East distribution businesses and export sales from the U.S., was led by sales volume increases in FOSSIL, EMPORIO ARMANI and DIESEL watch businesses. The Company believes it maintains a competitive advantage as a result of its long-term relationships and strength of its business with its retailers throughout the international marketplace. The Company further believes its impressive portfolio of global watch brands and its ability to acquire additional brands position it for further penetration internationally as it continues to take shelf space from lesser known local and regional brands. The Company believes these brands do not have the marketing strength, distribution network or the global brand recognition in comparison to the brands included in the Company's watch portfolio. Additionally, the Company anticipates the recent additions of Swiss-made BURBERRY and ZODIAC watches and EMPORIO ARMANI jewelry will further advance its product offering and allow for long-term leverage of its existing distribution infrastructure outside the U.S. further strengthening its competitive advantage. Management believes its international businesses will continue to contribute significant double-digit sales increases in 2004, assuming the U.S. dollar does not fall substantially below a translation rate to the Euro of $1.25 to 1.00 Euro.

        Domestic Net Sales.    Domestic watch sales increased 2.4% primarily as a result of a 5.5% increase in sales of FOSSIL watches and a 17.3% increase in sales of licensed brand watches. These sales gains were partially offset by decreases in RELIC watches and by the discontinuance of the EDDIE BAUER private label watch line. Management believes it can gain additional market share for FOSSIL and its other watch brands in the U.S. market by expanding door growth for certain brands that it believes are under-penetrated by utilizing the talent of its broad-based design group and exploiting the speed of its supply chain that allows for quicker response to changes in fashion trends than its competitors. Domestic sales of the Company's accessory and sunglass businesses rose 4.0% with particular strength in RELIC accessories, FOSSIL men's leather and FOSSIL sunglasses. Excluding RELIC eyewear that experienced a decrease in sales volume in 2003 due to the loss of a sizeable portion of a significant customer's business, domestic sales of the Company's accessory and sunglass businesses increased 9.0%. FOSSIL watches and accessories continue to be a leading supplier to U.S. department and specialty retail stores. Moreover, management believes Swiss-made BURBERY and ZODIAC watches and EMPORIO ARMANI jewelry will allow the Company to expand into additional distribution channels in the U.S., primarily specialty watch and jewelry stores during 2004 and beyond. Management believes sales growth for its domestic wholesale businesses to be in the mid to high single digit range for 2004.

        Company-Owned Retail Stores Net Sales.    Sales from Company-owned retail stores worldwide increased 25.3% during the year as a result of a 14.4% increase in the average number of stores opened during the year and comp-store sales gains of 10.6%. Management believes its double-digit comp store growth during the year was attributable to better in-store merchandising and visual presentation and lower quantities of discounted merchandise available in comparison to the prior year that resulted in higher average selling prices during 2003. The Company operated 119 stores at the end of the year, consisting of 53 outlet, 26 accessory and 18 jeanswear stores in the United States and 22 stores located outside the United States. This compares to 104 stores at the end of the prior year; 47 outlet, 23 accessory and 18 jeanswear in the United States and 16 stores located outside the United States. The Company opened 17 new stores during the year, including six stores acquired in Europe, and closed two stores. Management expects 12 to 16 new stores will be opened in 2004 with at least one-half of these new store openings planned to be outlet concepts. Based upon planned new door openings and continued positive comp-store sales growth, management believes retail stores net sales growth will exceed 15% in 2004. A store is included in comp-store sales in the thirteenth month of operation. Stores that experience a gross square footage increase of 10% or more due to an expansion and/or relocation are removed from the comp-store sales base, but are included in total sales. These stores are returned to the comp-store sales base in the thirteenth month following the expansion and/or relocation.

        Gross Profit.    Gross profit margin increased to 51.4% compared to 50.4% in the prior year. This margin expansion can be attributed primarily to (i) increased sales, as a percentage of total sales, from the Company's international businesses, Company-owned retail stores and licensed watch products; and (ii) higher international gross profit margin due to stronger foreign currencies, primarily the Euro. Sales from the Company's international businesses, Company-owned retail stores and licensed products generally provide gross profit margins in excess of the Company's historical consolidated gross profit margin. Gross profit margins generated from the Company's international businesses are historically higher than those experienced in the U.S. mainly due to higher average wholesale prices charged for watch products internationally and the general absence of lower margin accessory businesses offered outside the U.S. Partially offsetting these gross profit margin increases, were increased sales, as a percentage of total sales, from RELIC accessory products that generally provide gross profit margin below the Company's historical consolidated gross profit margin. Management believes 2004 gross profit margin will be favorably impacted since sales from its international businesses and Company-owned retail stores are forecasted to increase at a faster rate than the Company's total sales. Additionally, assuming the U.S. dollar does not fall substantially below a translation rate to the Euro of $1.25 to 1.0 Euro, the Company believes gross profit margin for 2004 could increase 50 to 75 basis points.

        Operating Expenses.    Operating expenses increased approximately $53 million during 2003 and, as a percentage of net sales, increased to 37.3% during 2003 compared to 35.9% for the prior year. Included in 2003 operating expenses is approximately $13 million in additional costs related to the translation impact of stronger foreign currencies into U.S. dollars and approximately $7 million related to operating expenses of businesses acquired in 2002. The remaining $33 million increase in operating expenses during 2003 primarily reflects increases in (i) personnel and other costs associated with new business initiatives primarily related to the Company's Swiss watch, EMPORIO ARMANI jewelry and tech watch businesses for which there have been minimal revenue contributions to-date, (ii) advertising costs, and (iii) depreciation and amortization expense. For the year, total advertising expense increased $11.0 million to 7.1% of net sales compared to 6.7% of net sales in 2002. Depreciation and amortization expense increased $4.8 million due to completion of the first phase of the Company's SAP global software implementation in July 2003 as well as other capital additions made during 2003. Management anticipates 2004 operating expenses, as a percentage of net sales, to decrease slightly from the levels experienced in 2003, assuming increased revenue contributions from the new business initiatives and non-recurrence of certain new product launch costs incurred during 2003. Since the Company's sales are more heavily weighted toward the second half of the year, management expects operating expenses as a percentage of sales to be equal to or slightly greater than the prior year during the first six months of 2004 and slightly less than the prior year during the second six months of the year.

        Operating Income.    Increased operating expenses, as a percentage of net sales, were partially offset by improved gross profit margins resulting in operating profit margin of 14.1% of net sales compared to 14.5% of net sales in 2002. Operating income for the year included approximately $15 million of additional income as a result of the effects of stronger foreign currencies. Management believes operating margin for 2004 could expand by 50 to 100 basis points, based on assumptions discussed above. Operating profit margin during the first half of 2004 could be slightly below this range, while operating margin in the second half of the year could approach, or slightly exceed, the high end of the range.

        Other Income (Expense).    Other income (expense) primarily reflects interest income from cash investments, royalty income, foreign currency transaction gains (losses), minority interest expense of the Company's majority-owned consolidated subsidiaries and equity in the earnings of its non-consolidated joint venture. During 2003, other income (expense) decreased unfavorably by approximately $300,000. The decrease was primarily a result of increased minority interest expense and legal expenses related to enforcing the Company's intellectual property rights offset by increased foreign currency transaction gains and increased interest income due to higher levels of invested cash balances maintained during 2003.

        Income Taxes.    The Company's effective income tax rate decreased to 37.6% during 2003 compared to 38.6% in the prior year. This decrease was primarily related to a higher mix of income generated from countries whose statutory income tax rates are lower than the Company's historical average income tax rate. Management believes this trend in its mix of income will continue, and as a result, expects its income tax rate to decrease slightly in 2004.

FISCAL 2002 COMPARED TO FISCAL 2001

        Net Sales.    Net sales increased 22% for the year (19% excluding currency gains). This increase was led by strong sales volume growth in the Company's international businesses, primarily from Europe which experienced a 45% increase (36% excluding currency gains). The Company believes its strategy of utilizing its impressive portfolio of watch brands continues to position it for further market penetration in Europe and the Far East. Also, the Company believes the addition of Swiss-made BURBERRY and ZODIAC watches and EMPORIO ARMANI jewelry will further advance its product offerings and allow for long-term leverage of its existing distribution infrastructure inside and outside the U.S. Businesses acquired in Switzerland, Canada and Japan contributed approximately $6.7 million to international sales. In the U.S., sales from the Company's domestic wholesale businesses grew 12% as a result of further expansion of RELIC accessories, significant growth in licensed watch sales and solid growth in FOSSIL watches and accessories. Market expansion of RELIC handbags, small leather goods and sunglasses in the national department store channel accelerated beyond the launch of these product categories in 2001. Licensed watch sales growth in 2002 benefited from the launch of the COLUMBIA brand and further market penetration in DIESEL, EMPORIO ARMANI and DKNY. FOSSIL watches grew market share in the U.S. during 2002 and further expanded its leading fashion watch position in department and selected specialty stores.

        Gross Profit.    Gross profit margin increased to 50.4% compared to 49.8% in the prior year. This increase is attributed to increased sales mix from the Company's international businesses and licensed watches as a percentage of total sales. International sales and licensed watch sales grew to approximately 38% and 21% of total sales during 2002, respectively, as compared to 34% and 17.5% during 2001, respectively. Both international and licensed watch sales generally provide gross margins in excess of the Company's historical consolidated gross profit margin. Additionally, gross profit margin was favorably impacted from a lower sales mix of accessory products that generally provide gross profit margins below the Company's historical consolidated gross profit margin. A stronger Euro during 2002 compared to the prior year slightly benefited gross profit margin.

        Operating Expenses.    Operating expenses, as a percentage of net sales, increased to 35.9% compared to 35.7% for the prior year. The $43 million increase in operating expenses primarily reflects increased variable costs to support sales growth, as well as higher distribution costs relating to the Company's new distribution facility, increased payroll cost, increased advertising expenditures, operating expenses related to acquired businesses and higher costs in Europe due to the effects of a stronger Euro. The increase in payroll and advertising costs is primarily associated with new business initiatives, including Swiss-made watches, jewelry and new technology products.

        Operating Income.    Increased sales and improved gross profit margin more than offset increases in operating expenses for the year. As a result, the Company's operating profit margin increased to 14.5% from 14.1% in the prior year.

        Other Income (Expense).    Other income (expense) primarily reflects interest income from cash investments, royalty income, minority interests in the earnings (loss) of the Company's majority-owned subsidiaries and equity in the earnings (losses) of its non-consolidated joint venture. During 2002, other income (expense) decreased unfavorably by approximately $900,000 primarily as a result of reduced interest income due to lower yields on invested cash balances and the effects of a $500,000 legal settlement received by the Company in the prior year.

        Income Taxes.    The Company's effective income tax rate decreased to 38.6% during 2002 compared to 40% in the prior year. This decrease was primarily related to a higher mix of income generated from countries whose statutory income tax rates are lower than the Company's historical average income tax rate.

EFFECTS OF INFLATION

        Management does not believe that inflation has had a material impact on results of operations for the periods presented. Substantial increases in costs, however, could have an impact on the Company and the industry. Management believes that, to the extent inflation affects its costs in the future, the Company could generally offset inflation by increasing prices if competitive conditions permit.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's general business operations historically have not required substantial cash needs during the first several months of its fiscal year. Generally, starting in the second quarter, the Company's cash needs begin to increase, typically reaching its peak in the September-November time frame. The Company's cash holdings and short-term marketable securities as of year-end increased to $164 million in comparison to $118 million at the end of the prior year. This $46 million increase in cash flow is primarily derived from $74 million of net cash generated from operating activities offset by $31 million used in investing activities, primarily related to $29 million in additions to property plant and equipment and $7 million used in financing activities, primarily related to amounts associated with repurchases and retirements of Common Stock, offset by proceeds received by the Company from the exercise of stock options.

        Accounts receivable increased to $122 million at year-end compared to $86 million at January 4, 2003. Day's sales outstanding increased to 43 days for the year compared to 37 days in the prior year. The majority of this increase was attributable to an increase in the Company's collection cycle and currency translation effects. The collection cycle has increased as a result of a larger percentage of international sales, which historically have longer collection periods than those experienced in the U.S. Inventory at year-end was current and on-plan at $127 million, an increase of 4.1% compared to prior year inventory of $122 million, and well below the rate of the Company's net sales growth.

        At the end of the year, the Company had working capital of $314 million compared to working capital of $241 million at the end of the prior year. The Company had approximately $2.8 million of outstanding borrowings against its combined $43 million short-term bank credit facility at the end of the year. Management believes that cash flow from operations combined with existing cash on hand and amounts available under its credit facility will be sufficient to satisfy the cash requirements of its working capital needs for at least the next eighteen months.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

        For disclosure regarding the Company's contractual obligations, see Note 10 to the consolidated financial statements included elsewhere in this report. The Company has no unconsolidated off-balance sheet arrangements or material purchase obligations.

SELECTED QUARTERLY FINANCIAL DATA

        The table below sets forth selected quarterly financial information. The information is derived from the unaudited consolidated financial statements of the Company and includes, in the opinion of management, all normal and recurring adjustments that management considers necessary for a fair statement of results for such periods. The operating results for any quarter are not necessarily indicative of results for any future period.

Fiscal Year 2003	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA
Net sales	$169,767	$159,593	$192,616	$259,199
Gross profit	85,616	81,868	96,976	136,917
Operating expenses	65,794	65,670	69,592	90,571
Operating income	19,822	16,198	27,384	46,346
Income before income taxes	19,585	16,706	27,183	45,997
Provision for income taxes	7,442	6,317	10,383	16,994
Net income	12,143	10,389	16,800	29,003
Earnings per share:
Basic	0.26	0.22	0.36	0.62
Diluted	0.25	0.21	0.34	0.59
Gross profit as a percentage of net sales	50.4%	51.3%	50.3%	52.8%
Operating expenses as a percentage of net sales	38.8%	41.1%	36.1%	34.9%
Operating income as a percentage of net sales	11.7%	10.1%	14.2%	17.9%
Fiscal Year 2002	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA
Net sales	$143,680	$142,460	$164,821	$212,377
Gross profit	71,492	71,475	81,579	109,539
Operating expenses	52,229	55,306	58,419	72,201
Operating income	19,263	16,169	23,160	37,338
Income before income taxes	19,367	15,962	23,112	37,538
Provision for income taxes	7,552	6,224	9,015	14,281
Net income	11,815	9,738	14,097	23,257
Earnings per share:
Basic	0.26	0.21	0.31	0.50
Diluted	0.25	0.20	0.29	0.48
Gross profit as a percentage of net sales	49.8%	50.2%	49.5%	51.6%
Operating expenses as a percentage of net sales	36.4%	38.8%	35.4%	34.0%
Operating income as a percentage of net sales	13.4%	11.3%	14.1%	17.6%

        While the majority of the Company's products are not seasonal in nature, a significant portion of the Company's net sales and operating income is generally derived in the second half of the year. The Company's fourth quarter, which includes the Christmas season, generated in excess of 40% of the Company's annual operating income for 2003. The amount of net sales and operating income generated during the first quarter is affected by the levels of inventory held by retailers at the end of the Christmas season, as well as general economic conditions and other factors beyond the Company's control. In general, lower levels of inventory held by retailers at the end of the Christmas season may have a positive impact on the Company's net sales and operating income in the first quarter as a result of higher levels of restocking orders placed by retailers. Management currently believes that the Company's inventory levels at its major customers at the end of 2003 were at or near retailers' target inventory levels.

        Increasing the number of Company-owned stores would generally amplify the Company's seasonality by decreasing the Company's operating income in the first half of the year while increasing operating income during the second half of the year. In addition, new product launches would generally augment the sales and operating expense levels in the quarter the product launch takes place. The results of operations for a particular quarter may also vary due to a number of factors, including retail, economic and monetary conditions, timing of orders or holidays and the mix of products sold by the Company.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

FOREIGN CURRENCY RISK

        As a multinational enterprise, the Company is exposed to changes in foreign currency exchange rates. The Company views this risk as relating primarily to the necessary current settlement of intercompany inventory transactions. The Company employs a variety of practices to manage this market risk, including its operating and financing activities and, where deemed appropriate, the use of derivative financial instruments. Forward contracts have been utilized by the Company to mitigate a significant portion of its foreign currency risk related to expected payments of certain intercompany balances as discussed in Note 1 to the consolidated financial statements. The Company's most significant foreign currency risk relates to the Euro and the British Pound. The Company uses derivative financial instruments only for risk management purposes and does not use them for speculation or for trading. Use of these derivatives will generally limit the Company's ability to benefit fully from a weak U.S. dollar but will also lessen the negative impact of a stronger U.S. dollar. There were no significant changes in how the Company managed foreign currency transactional exposure during 2003 and management does not anticipate any significant changes in such exposure or in the strategies it employs to manage such exposure in the near future.

Item 8.    Financial Statements and Supplemental Data

INDEPENDENT AUDITORS' REPORT

Directors and Stockholders of Fossil, Inc.

        We have audited the accompanying consolidated balance sheets of Fossil, Inc. and subsidiaries as of January 3, 2004 and January 4, 2003, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended January 3, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fossil, Inc. and subsidiaries at January 3, 2004 and January 4, 2003, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Dallas, Texas
March 12, 2004

REPORT OF MANAGEMENT

        The accompanying consolidated financial statements and other information contained in this Annual Report on Form 10-K have been prepared by management. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include amounts that are based upon our best estimates and judgments.

        To help assure that financial information is reliable and that assets are safeguarded, management maintains a system of internal controls and procedures which it believes is effective in accomplishing these objectives. These controls and procedures are designed to provide reasonable assurance, at appropriate costs, that transactions are executed and recorded in accordance with management's authorization. The consolidated financial statements and related notes thereto have been audited by Deloitte & Touche LLP, independent auditors. The accompanying auditors' report expresses an independent professional opinion on the fairness of presentation of management's financial statements.

        The Audit Committee of the Board of Directors is composed of certain of the Company's outside directors, and is responsible for selecting the independent auditing firm to be retained for the coming year. The Audit Committee meets periodically with the independent auditors, as well as with management, to review internal accounting controls and financial reporting matters. The independent auditors also meet privately with the Audit Committee, to discuss the scope and results of their audits and any recommendations regarding the system of internal accounting controls.

/s/ Kosta N. Kartsotis

Kosta N. Kartsotis,
President and Chief Executive Officer

/s/ Mike L. Kovar

Mike L. Kovar, Senior Vice President,
Chief Financial Officer and Treasurer

CONSOLIDATED BALANCE SHEETS
AMOUNTS IN THOUSANDS

Fiscal Year	2003	2002

Assets
Current assets:
Cash and cash equivalents	$158,062	$112,348
Short-term marketable investments	5,991	5,576
Accounts receivable — net	121,908	86,351
Inventories	126,789	121,823
Deferred income tax assets	8,653	13,597
Prepaid expenses and other current assets	17,917	15,944

Total current assets	439,320	355,639
Investment in joint venture	4,635	1,926
Property, plant and equipment — net	116,066	103,112
Intangible and other assets — net	27,520	21,849

Total assets	$587,541	$482,526

Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$2,805	$2,505
Accounts payable	27,196	32,999
Accrued expenses:
Co-op advertising	14,292	13,784
Compensation	15,648	11,314
Other	40,060	33,028
Income taxes payable	25,758	20,832

Total current liabilities	125,759	114,462

Deferred income tax liability	32,861	23,599
Commitments (Note 10)
Minority interest in subsidiaries	5,495	3,924
Stockholder's equity:
Common stock, 46,627,673 and 46,392,123 shares issued and outstanding, respectively	466	464
Additional paid-in capital	25,881	27,096
Retained earnings	379,354	311,019
Accumulated other comprehensive income	20,969	4,263
Deferred compensation	(3,244)	(2,301)

Total stockholders' equity	423,426	340,541

Total liabilities and stockholders' equity	$587,541	$482,526

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA

Fiscal Year	2003	2002	2001

Net sales	$781,175	$663,338	$545,541
Cost of sales	379,798	329,253	273,691

Gross profit	401,377	334,085	271,850
Operating expenses:
Selling and distribution	227,098	186,634	149,807
General and administrative	64,529	51,521	45,189

Total operating expenses	291,627	238,155	194,996

Operating income	109,750	95,930	76,854
Interest expense	62	107	319
Write-off of investment in joint venture	—	—	(4,776)
Other (expense) income — net	(217)	156	1,045

Income before income taxes	109,471	95,979	72,804
Provision for income taxes	41,136	37,072	29,121

Net income	$68,335	$58,907	$43,683

Other comprehensive income (loss), net of taxes:
Currency translation adjustment	15,245	11,510	(1,374)
Unrealized gain (loss) on marketable investments	107	(83)	(35)
Forward contracts hedging intercompany foreign currency payments:
Cumulative effect of implementing SFAS No. 133	—	—	(400)
Change in fair values	1,354	(3,531)	421

Total comprehensive income	$85,041	$66,803	$42,295

Earnings per share:
Basic	$1.47	$1.28	$0.97

Diluted	$1.40	$1.22	$0.93

Weighted average common shares outstanding:
Basic	46,545	45,993	45,251

Diluted	48,788	48,238	46,860

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AMOUNTS IN THOUSANDS

	Common stock				Accumulated other comprehensive income (loss)
	shares	par value	additional paid-in capital	retained earnings	cumulative translation adjustment	unrealized gain (loss) on marketable investments	unrealized gain (loss) on forward contracts	deferred compensation	stockholders' equity
Balance, December 30, 2000	30,137	$301	$14,214	$208,429	$(1,868)	$(377)	$—	$—	$220,699
Common stock issued upon exercise of stock options	307	3	2,622						2,625
Tax benefit derived from exercise of stock options			1,160						1,160
Common stock issued in connection with acquisitions	46	1	786						787
Repurchase and retirement of common stock	(206)	(2)	(3,541)						(3,543)
Net income				43,683					43,683
Unrealized loss on marketable investments						(35)			(35)
Currency translation adjustment					(1,374)				(1,374)
Forward contracts hedging intercompany foreign currency payments:
Cumulative effect of implementing SFAS No. 133							(400)		(400)
Change in fair values							421		421

Balance, January 5, 2002	30,284	303	15,241	252,112	(3,242)	(412)	21	—	264,023
Common stock issued upon exercise of stock options	970	10	6,433						6,443
Tax benefit derived from exercise of stock options			3,053						3,053
Repurchase and retirement of common stock	(4)		(59)						(59)
Three-for-two stock split	15,142	151	(156)						(5)
Restricted stock issued in connection with deferred compensation plan			2,584					(2,584)	—
Amortization of deferred compensation								283	283
Net income				58,907					58,907
Unrealized loss on marketable investments						(83)			(83)
Currency translation adjustment					11,510				11,510
Forward contracts hedging intercompany foreign currency payments: change in fair values							(3,531)		(3,531)

Balance, January 4, 2003	46,392	464	27,096	311,019	8,268	(495)	(3,510)	(2,301)	340,541
Common stock issued upon exercise of stock options	804	8	8,195						8,203
Tax benefit derived from exercise of stock options			3,082						3,082
Repurchase and retirement of common stock	(568)	(6)	(14,341)						(14,347)
Restricted stock issued in connection with deferred compensation plan			1,849					(1,849)	—
Amortization of deferred compensation								906	906
Net income				68,335					68,335
Unrealized gain on marketable investments						107			107
Currency translation adjustment					15,245				15,245
Forward contracts hedging intercompany foreign currency payments: change in fair values							1,354		1,354

Balance, January 3, 2004	46,628	$466	$25,881	$379,354	$23,513	$(388)	$(2,156)	$(3,244)	$423,426

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
AMOUNTS IN THOUSANDS

Fiscal Year	2003	2002	2001

Operating Activities:
Net income	$68,335	$58,907	$43,683
Noncash items affecting net income:
Write-off of investment in joint venture	—	—	4,776
Minority interest in subsidiaries	3,221	1,958	1,430
Equity in (income) losses of joint ventures	(1,841)	(827)	933
Depreciation and amortization	18,948	14,230	9,627
Deferred compensation amortization	906	283	—
Tax benefit derived from exercise of stock options	3,082	3,053	1,160
Loss on disposal of assets	426	369	316
Increase in allowance for doubtful accounts	292	907	1,811
Increase in allowance for returns—net of related inventory in transit	1,042	484	268
Deferred income taxes	13,283	13,674	6,378
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(37,669)	(15,537)	(7,340)
Inventories	(4,188)	(14,783)	(15,776)
Prepaid expenses and other current assets	(1,973)	(5,463)	712
Accounts payable	(9,281)	16,398	(1,886)
Accrued expenses	11,874	6,802	4,998
Income taxes payable	7,170	594	(2,184)

Net cash from operating activities	73,627	81,049	48,906
Investing Activities:
Business acquisitions, net of cash acquired	(104)	(4,373)	(15,787)
Effect of de-consolidating former subsidiary	—	—	(747)
Additions to property, plant and equipment	(28,926)	(26,860)	(55,610)
(Purchase) sale of marketable investments	(308)	(216)	5,951
Investment in joint ventures	—	—	(373)
(Increase) decrease in intangible and other assets	(1,359)	917	(810)

Net cash used in investing activities	(30,697)	(30,532)	(67,376)
Financing Activities:
Proceeds from exercise of stock options	8,203	6,438	2,625
Acquisition and retirement of common stock	(14,347)	(59)	(3,543)
Distribution of minority interest earnings	(1,650)	(1,319)	(1,116)
Borrowings (payments) on notes payable-net	300	(13,998)	8,904

Net cash (used in) from financing activities	(7,494)	(8,938)	6,870
Effect of exchange rate changes on cash and cash equivalents	10,278	3,278	(410)

Net increase (decrease) in cash and cash equivalents	45,714	44,857	(12,010)
Cash and cash equivalents:
Beginning of year	112,348	67,491	79,501

End of year	$158,062	$112,348	$67,491

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Significant Accounting Policies

        Consolidated Financial Statements include the accounts of Fossil, Inc., a Delaware corporation and its subsidiaries (the "Company"). The Company reports on a fiscal year reflecting the retail-based calendar (containing 4-4-5 week calendar quarters). During 2001, the retail-based calendar contained 53 weeks compared to 52 weeks in 2002 and 2003. The additional week did not have a material impact on comparability between periods presented. References to 2003, 2002, and 2001 are for the fiscal years ended January 3, 2004, January 4, 2003 and January 5, 2002, respectively. All intercompany balances and transactions are eliminated in consolidation. The Company is a leader in the design, development, marketing and distribution of contemporary, high quality fashion watches, accessories and apparel. The Company's products are sold primarily through department stores and specialty retailers worldwide.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Cash Equivalents are considered all highly liquid investments with original maturities at date of purchase of three months or less.

        Short-term Marketable Investments consist of liquid investments with original maturities exceeding three months and mutual fund investments. By policy, the Company invests primarily in high-grade marketable securities. Securities of $6.0 million and $5.6 million for fiscal years 2003 and 2002, respectively, are classified as available for sale and stated at fair value, with unrealized holding gains (losses) included in accumulated other comprehensive income (loss) as a component of stockholders' equity.

        Accounts Receivable are stated net of allowances of approximately $26.6 million and $24.8 million for estimated customer returns and approximately $12.9 million and $12.6 million for doubtful accounts at the close of fiscal years 2003 and 2002, respectively.

        Inventories are stated at the lower of average cost, including any applicable duty and freight charges, or market.

        Property, Plant and Equipment is stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the assets of three to ten years for equipment and thirty years for buildings. Leasehold improvements are amortized over the shorter of the lease term or the asset's useful life.

        Property, equipment and other long-lived assets are evaluated for impairment whenever events or conditions indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows related to the asset. Impairment losses of $300,000, $2.6 million and $624,000 were recorded in 2003, 2002 and 2001, respectively, and are included in selling and distribution expense.

        Intangible and Other Assets include the cost in excess of net tangible assets acquired (Goodwill), trademarks and patents. Trademarks and patents are amortized using the straight-line method over the estimated useful lives of generally ten to twenty years, respectively. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", issued in July 2001, goodwill and other indefinite-lived intangible assets related to business combinations occurring on or after July 1, 2001, are tested annually for impairment rather than amortized. During 2001 and prior periods, goodwill relative to business combinations occurring prior to July 1, 2001, were amortized using the straight-line method over 20 years. The adoption of SFAS No. 142 did not have a material effect on the Company's financial statements.

        Cumulative Translation Adjustment is included as a component of other comprehensive income (loss) and reflects the unrealized adjustments resulting from translating the financial statements of foreign subsidiaries. The functional currency of the Company's foreign subsidiaries is the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at the average rates prevailing during the year. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains and losses in the determination of net income. The Company incurred net foreign currency transaction gains of approximately $600,000, losses of $500,000 and gains of $300,000 for fiscal years 2003, 2002 and 2001, respectively, which have been included in other income (expense)—net.

        Forward Contracts are entered into by the Company principally to hedge the future payment of intercompany inventory transactions with its non-U.S. subsidiaries. Beginning in fiscal year 2001, these cash flow hedges are stated at estimated fair value and changes in fair value are reported as a component of other comprehensive income (loss). At January 3, 2004, the Company had hedge contracts to sell (i) 34.3 million Euro for approximately $40.1 million, expiring through December 2004, and (ii) approximately 3.5 million British Pounds for approximately $5.9 million, expiring through April 2004. If the Company were to settle its Euro and British Pound based contracts at fiscal year-end 2003, the net result would be a loss of approximately $2.2 million, net of taxes. This unrealized loss is recognized in other comprehensive income (loss). The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective December 31, 2000, and recognized an unrealized loss for forward contracts open at that date of $400,000, net of taxes, in other comprehensive income (loss). The net increase in fair value of $1.3 million during fiscal 2003 and net decrease in fair value of $3.5 million during fiscal 2002, are reported as other comprehensive income (loss). The net increase in fiscal 2003 of $1.3 million consisted of net gains from these hedges of $3.5 million less $2.2 million of net gains reclassified into earnings. The net decrease in fiscal 2002 of $3.5 million consisted of net losses from these hedges of $4.0 million less $500,000 of net losses reclassified into earnings.

        Revenues are recognized as sales when merchandise is shipped and title transfers to the customer. The Company permits the return of damaged or defective products and accepts limited amounts of product returns in certain other instances. Accordingly, the Company provides allowances for the estimated amounts of these returns at the time of revenue recognition.

        Advertising Costs for in-store and media advertising as well as co-op advertising, internet portal costs and promotional allowances are expensed as incurred. Advertising expenses for fiscal years 2003, 2002 and 2001 were approximately $55.3 million, $44.3 million and $36.9 million, respectively.

        Minority Interest in Subsidiaries, included within other income (expense)-net represents the minority stockholders' share of the net income (loss) of various consolidated subsidiaries. The minority interest in the consolidated balance sheets reflects the proportionate interest in the equity of the various consolidated subsidiaries.

        Earnings Per Share ("EPS").    Basic EPS is based on the weighted average number of common shares outstanding during each period. Diluted EPS includes the effects of dilutive stock options outstanding during each period using the treasury stock method.

        The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS:

Fiscal Year	2003	2002	2001
IN THOUSANDS, EXCEPT PER SHARE DATA
Numerator:
Net income	$68,335	$58,907	$43,683

Denominator:
Basic EPS computation:
Weighted average common shares outstanding	46,765	30,854	30,323
Three-for-two stock split effected June 2002	—	15,142	15,162
Repurchase of common shares, net of treasury shares reissued	(220)	(3)	(234)

	46,545	45,993	45,251

Basic EPS	$1.47	$1.28	$0.97

Diluted EPS computation:
Basic weighted average common shares outstanding	46,545	45,993	45,251
Stock option conversion	2,243	2,245	1,609

	48,788	48,238	46,860

Diluted EPS	$1.40	$1.22	$0.93

        Antidilutive stock options to purchase 32,507, 79,297, and 140,129 common shares were not included in the EPS computations in 2003, 2002 and 2001, respectively, because the exercise prices of these options were greater than the average market price of the Common Shares.

        On March 12, 2004, the Company announced that its Board of Directors had declared a three-for-two stock split effected in the form of a stock dividend that is payable on April 8, 2004 to holders of record as of March 26, 2004 (the "2004 Stock Split"). The share information included in these financial statements and notes does not reflect the effect of such stock split. The following table gives pro forma effect of the 2004 Stock Split on the Company's fully diluted earnings per share:

Fiscal Year	2003	2002	2001
IN THOUSANDS, EXCEPT PER SHARE DATA
Numerator:
Net income	$68,335	$58,907	$43,683

Pro forma diluted common shares outstanding	73,182	72,357	70,290

Pro forma diluted EPS	$0.93	$0.81	$0.62

        Common Share and Per Share Data in these notes to consolidated financial statements have been presented on a retroactive basis for all stock splits except for the Company's 2004 Stock Split.

        Deferred Income Taxes are provided for under the asset and liability method for temporary differences in the recognition of certain revenues and expenses for tax and financial reporting purposes.

        Fair Value of Financial Instruments is estimated to approximate the related book values unless otherwise indicated, based on market information available to the Company.

        Reclassification of certain 2001 and 2002 amounts have been made to conform to the 2003 presentation.

        Stock-Based Compensation Plans.    The Company applies the intrinsic value method under Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. No compensation cost has been recognized for the Company's stock option plans because the quoted market price of the Common Stock at the date of the grant was not in excess of the amount an employee must pay to acquire the Common Stock. SFAS No. 123, "Accounting for Stock-Based Compensation," prescribes a fair value based method to record compensation cost for stock-based employee compensation plans. Pro forma disclosures as if the Company had adopted the fair value recognition requirements under SFAS No. 123 for stock option awards in fiscal years 2003, 2002 and 2001, respectively, are presented in the following table.

Fiscal Year	2003	2002	2001
IN THOUSANDS, EXCEPT PER SHARE DATA
Net income, as reported	$68,335	$58,907	$43,683
Fair value based compensation expense, net of taxes	(4,549)	(3,790)	(3,050)

Pro forma net income	$63,786	$55,117	$40,633

Basic earnings per share:
As reported	$1.47	$1.28	$0.97
Pro forma under SFAS No. 123	$1.37	$1.20	$0.90
Diluted earnings per share:
As reported	$1.40	$1.22	$0.93
Pro forma under SFAS No. 123	$1.31	$1.14	$0.87

        The award of shares under the Company's 2002 Restricted Stock Plan, (the "Restricted Stock Plan"), are accounted for at fair value, and the resulting compensation is amortized to expense over the related vesting periods. Amortization of this deferred compensation was $906,000, $283,000 and none in 2003, 2002 and 2001, respectively.

2.     Acquisitions

        In January 2003, Fossil Europe B.V., Ltd. ("Fossil B.V."), a wholly-owned subsidiary of the Company, acquired three FOSSIL stores in the Netherlands from Ticaway GmbH ("Ticaway"). In a related transaction, Fossil Europe GmbH, a wholly-owned subsidiary of the Company, acquired three FOSSIL stores in Germany from Ticaway. Prior to these transactions, the stores were operated by Ticaway pursuant to a Joint Retail Store Development and Trademark License Agreement. The combined purchase price for these acquisitions consisted of $100,000 in cash and 4,972 shares of the Company's Common Stock, valued at approximately $104,000. These acquisitions were recorded as a purchase and no goodwill was recorded in connection with these transactions.

        In October 2002, the Company acquired the remaining fifty percent (50%) of the outstanding shares of SFJ, Inc., ("SFJ") a former joint venture with Seiko Instruments Inc., at no cost to the Company. The Company has renamed the business Fossil Japan, Inc. Prior to this transaction, the Company owned 50% of the equity in SFJ and accounted for this investment based upon the equity method. Accordingly, the Company recorded net losses of $124,000 and $265,000 during 2002 and 2001, respectively.

        In July 2002, Fossil Canada Inc., a wholly owned subsidiary of the Company, acquired four full- price FOSSIL retail stores in Canada that were previously operated under a license agreement with Comark Inc. for approximately $400,000. This acquisition was recorded as a purchase and no goodwill was recorded in connection with this transaction.

        In July 2002, Fossil B.V., acquired 100% of the capital stock in the Company's Swiss distributor, No-Time AG, for a purchase price of approximately $3.8 million in cash. Fossil B.V. also acquired three stores in Switzerland from X-Time AG for approximately $10,000 in cash. These acquisitions were recorded as purchases and resulted in goodwill of approximately $2.0 million.

        In October 2001, the Company acquired the outstanding stock of two separate companies and certain assets of a third, all located in Switzerland, for a combined purchase price of approximately $3 million. These acquisitions were recorded as purchases and resulted in goodwill of approximately $1.5 million.

        Effective August 2001, the Company acquired 99.6% of the outstanding capital stock of Vedette Industries, SA, the Company's distributor in France, for a cash purchase price of approximately $5.3 million. The terms of this transaction include a future earnout payment of approximately $1.5 million. The acquisition was recorded as a purchase and resulted in goodwill of approximately $2.5 million, including amounts relating to the earnout provision.

        In August 2001, the Company acquired the worldwide rights to the ZODIAC brand name and related inventory for a purchase price of approximately $4.7 million. This acquisition was recorded as a purchase and $200,000 of goodwill was recorded in connection with this transaction.

        In July 2001, the Company acquired 80% of the capital stock of FSLA, Pty. Limited, the Company's distributor in Australia, for a cash purchase price of approximately $300,000. The acquisition was recorded as a purchase and resulted in goodwill of approximately $200,000. The Company has renamed the business to Fossil (Australia) Pty. Ltd.

        Effective July 2001, Fossil (East) Limited ("Fossil East") increased its equity interest in Pulse Time, Ltd. to 90% by acquiring an additional 30% of the capital stock from its minority holders in exchange for approximately 24,000 shares of Common Stock valued at $450,000. Additionally, in July 2001, Fossil East increased its equity interest in Trylink, Ltd. to 85% by acquiring an additional 34% of the capital stock from its minority holders in exchange for $225,000 in cash and approximately 14,000 shares of Common Stock valued at $225,000. Both of these acquisitions have been accounted for as a purchase and no goodwill was recorded in connection with either transaction.

        In May 2001, Fossil UK Holdings, Ltd., an indirect wholly owned subsidiary of the Company, acquired 100% of the capital stock of the Avia Watch Company Ltd. ("Avia") as well as certain trademarks utilized by Avia from Roventa-Henex S.A. for a cash purchase price of approximately $5.0 million. The acquisition was recorded as a purchase and resulted in goodwill of approximately $3.3 million.

        The results of these business combinations are included in the accompanying consolidated financial statements since the dates of their acquisition. The pro forma effects, as if transactions had occurred at the beginning of the years presented, are not significant.

3.     Investments in Joint Ventures

        In 2001, the Company entered into an agreement to transfer its 20% interest in SII Marketing International, Inc. ("SMI") to Seiko Instruments Incorporated ("SII") for no additional consideration in exchange for SII's agreement to indemnify the Company from certain existing and any future losses in connection with SMI. The write-off of the Company's remaining investments, accounted for on the equity basis, in SMI and recognition of certain transition costs of $4.8 million was reported as a separate item in other expense for fiscal year 2001. The Company's equity in SMI's net loss of $1.1 million for fiscal 2001 is included in other income (expense)—net.

        The Company maintains an equity interest in Fossil Spain, S.A. ("Fossil Spain") pursuant to a joint venture agreement with Sucesores de A. Cardarso for the marketing, distribution and sale of the Company's products in Spain. The Company has accounted for the investment based upon the equity method from the effective date of the transaction. The Company's equity in Fossil Spain's net income was $1.2 million, $770,000 and $497,000 for fiscal 2003, 2002 and 2001, respectively, and is included in other income (expense)—net.

4.     Inventories

        Inventories consist of the following:

Fiscal Year	2003	2002
IN THOUSANDS
Components and parts	$8,760	$9,481
Work-in-process	4,385	2,417
Finished merchandise on hand	83,059	83,470
Merchandise at Company stores	14,782	11,430
Merchandise in-transit from customer returns	15,803	15,025

	$126,789	$121,823

5.     Property, Plant and Equipment

        Property, plant and equipment consist of the following:

Fiscal Year	2003	2002
IN THOUSANDS
Land	$8,828	$9,300
Buildings	44,125	35,516
Furniture, fixtures and equipment	50,084	45,271
Computer equipment and software	44,449	20,151
Leasehold improvements	21,912	19,851
Construction in progress	4,074	13,812

	173,472	143,901
Less accumulated depreciation and amortization	57,406	40,789

	$116,066	$103,112

6.     Intangible and Other Assets

        Intangibles and other assets consist of the following:

Fiscal Year	2003	2002
IN THOUSANDS
Goodwill — not subject to amortization	$17,136	$13,799

Trademarks	6,542	5,540
Patents and other	1,226	530

	7,768	6,070
Less accumulated amortization	979	933

Intangibles — subject to amortization	6,789	5,137
Deposits	1,928	1,905
Cash surrender value of life insurance	1,667	1,008

	$27,520	$21,849

7.     Debt

        Bank: U.S.-based. The Company has a $40 million short-term revolving credit facility with its primary bank ("U.S. Short-term Revolver"), which is renewed annually. The U.S. Short-term Revolver is unsecured and requires the maintenance of net worth, quarterly income, working capital and financial ratios. There were no borrowings under the U.S. Short-term Revolver as of fiscal year-end 2003 and 2002. None of the funds available under the facility are subject to a borrowing base calculation. All borrowings under the U.S. Short-term Revolver accrue interest at the bank's prime rate less 0.5%, 3.50% at year-end, or Eurodollar Base Rate plus 0.75%, 1.85% at year-end. There was no interest expense under the credit facility for fiscal years 2003 and 2002, and approximately $200,000 for fiscal year 2001.

        At fiscal year-end 2003 and 2002, the Company had outstanding letters of credit of approximately $8.9 million and $5.2 million, respectively, to vendors for the purchase of merchandise.

        Banks: Foreign-based. During October 2002, Fossil Japan restructured its short-term credit facility with its primary bank allowing borrowings of up to 400 million yen. All outstanding borrowings under the facility bear interest at the Euroyen rate. In connection with the financing agreement, Fossil Japan agreed to pay an unused fee of 0.3% per annum. The facility is collateralized by a U.S. bank. Japan-based borrowings, in U.S. dollars, under the facility were approximately $2.8 million and $2.5 million at fiscal year-end 2003 and 2002, respectively.

8.     Other (Expense) Income—Net

        Other (expense) income—net consists of the following:

Fiscal Year	2003	2002	2001
IN THOUSANDS
Interest income	1,415	1,013	1,549
Minority interest in subsidiaries and affiliates	(3,221)	(1,958)	(1,430)
Equity in income (losses) of joint ventures—net	1,200	842	(933)
Currency gain (loss)	598	(528)	336
Royalty income	561	611	740
Other (expense) income	(770)	176	783

	$(217)	$156	$1,045

9.     Income Taxes

        Deferred income tax assets reflect the net tax effects of deductible temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's net deferred tax assets (liabilities), consist of the following:

Fiscal Year	2003	2002
IN THOUSANDS
Current deferred tax assets (liabilities):
Bad debt allowance	$5,002	$4,463
Returns allowance	7,057	7,296
263(A) capitalization of inventory	1,167	897
Forward contract losses	1,321	2,259
In-transit returns inventory	(4,552)	(4,241)
Miscellaneous tax (liabilities) assets items	(1,342)	2,923

Net current deferred tax assets	8,653	13,597
Long-term deferred tax liability:
Undistributed earnings of certain foreign subsidiaries	(32,861)	(23,599)

Net deferred tax liabilities	$(24,208)	$(10,002)

        Management believes that no valuation allowance against net deferred tax assets is necessary. The resulting provision for income taxes consists of the following:

Fiscal Year	2003	2002	2001
IN THOUSANDS
Current provision:
United States	$4,662	$5,304	$12,104
Foreign	20,109	15,041	9,479
Deferred provision	13,283	13,674	6,378
Tax equivalent related to exercise of stock options (credited to additional paid-in capital)	3,082	3,053	1,160

Provision for income taxes	$41,136	$37,072	$29,121

Tax expense (benefit) related to other comprehensive income (loss)	$923	$(2,272)	$13

        A reconciliation of income tax computed at the U.S. federal statutory income tax rate of 35% to the provision for income taxes is as follows:

Fiscal Year	2003	2002	2001
IN THOUSANDS
Tax at statutory rate	$38,315	$33,593	$25,481
State, net of federal tax benefit	356	397	1,069
Other	2,465	3,082	2,571

Provision for income taxes	$41,136	$37,072	$29,121

        Deferred U.S. federal income taxes are not provided on undistributed earnings of certain foreign subsidiaries where management plans to continue reinvesting these earnings outside the United States indefinitely. Determination of such tax amounts that would be payable if earnings were distributed to the U.S. Company is not practical because potential offsets by U.S. foreign tax credits would be available under various assumptions involving the tax calculation.

10.   Commitments

        License Agreements. The Company has various license agreements to market watches bearing certain trademarks owned by various entities. In accordance with these agreements, the Company incurred royalty expense of approximately $29.8 million, $17.8 million and $11.2 million in fiscal years 2003, 2002 and 2001, respectively. These amounts are included in the Company's cost of sales and selling expenses. The Company has several agreements in effect at the end of fiscal year 2003 which expire on various dates from December 2004 through December 2009 and require the Company to pay royalties ranging from 7.0% to 20.0% of defined net sales. Future minimum royalty commitments under such license agreements at the close of fiscal year 2003 are as follows (amounts in thousands):

2004	$22,092
2005	22,015
2006	23,598
2007	23,636
2008	19,666
Thereafter	6,828

$117,835

        Leases.    The Company leases its retail and outlet store facilities as well as certain of its office facilities and equipment under non-cancelable operating leases. Most of the retail store leases provide for contingent rental based on operating results and require the payment of taxes, insurance and other costs applicable to the property. Generally, these leases include renewal options for various periods at stipulated rates. Rent expense under these agreements was approximately $23.2 million, $20.6 million, and $17.5 million for fiscal years 2003, 2002 and 2001, respectively. Contingent rent expense has been immaterial in each of the last three fiscal years. Future minimum rental commitments under such non-cancelable leases at the close of fiscal year 2003 are as follows (amounts in thousands):

2004	$18,760
2005	17,571
2006	15,148
2007	13,853
2008	12,529
Thereafter	28,615

$106,476

11.   Stockholders' Equity and Benefit Plans

        Common and Preferred Stock. 2002 Stock Split.    On May 13, 2002, the Board of Directors declared a three-for-two stock split ("2002 Stock Split") of the Company's Common Stock which was effected in the form of a stock dividend which was paid on June 7, 2002 to stockholders of record on May 24, 2002. Retroactive effect on prior years was given to the 2002 Stock Split in all share and per share data in these consolidated financial statements and notes.

        2004 Stock Split.    On March 12, 2004, the Board of Directors of the Company declared a three-for-two stock split of the Company's Common Stock which was effected in the form of a stock dividend to be paid on April 8, 2004 to stockholders of record on March 26, 2004. No retroactive effect has been given to the 2004 Stock Split in any of the share or per share data in these consolidated financial statements and notes.

        The Company has 100,000,000 shares of authorized $0.01 par value Common Stock, with 46,627,673 and 46,392,123 shares issued and outstanding at the close of fiscal years 2003 and 2002, respectively. The Company has 1,000,000 shares of authorized $0.01 par value preferred stock with none issued or outstanding. Rights, preferences and other terms of preferred stock will be determined by the Board of Directors at the time of issuance.

        Common Stock Repurchase Programs.    During years 2000 and 1998, the Company's Board of Directors authorized management to repurchase up to 750,000 shares and 3.7 million shares, respectively, of the Company's Common Stock in the open market or privately negotiated transactions (the "Repurchase Programs"). During years 2003 and 2002, the Company repurchased and retired 568,324 and 3,558 shares, respectively, of its Common Stock under the Repurchase Programs at a cost of approximately $14.3 million and $59,000, respectively. At the end of 2003, the Company had approximately 63,000 shares available for repurchase relating to previous authorizations.

        Deferred Compensation and Savings Plans.    The Company has a savings plan in the form of a defined contribution plan (the "401(k) Plan") for substantially all U.S. based full-time employees of the Company. After one year of service (minimum of 1,000 hours worked), the Company matches 50% of employee contributions up to 3% of their compensation and 25% of the employee contributions between 4% and 6% of their compensation. The Company also has the right to make certain additional matching contributions not to exceed 15% of employee compensation. The Company's Common Stock is one of several investment alternatives available under the 401(k) Plan. Matching contributions made by the Company to the 401(k) Plan totaled approximately $600,000, $500,000 and $400,000 for fiscal years 2003, 2002 and 2001, respectively.

        In December 1998, the Company adopted the Fossil, Inc. and Affiliates Deferred Compensation Plan (the "Deferred Plan"). Eligible participants may elect to defer up to 50% of their salary pursuant to the terms and conditions of the Deferred Plan. Eligible participants include certain officers and other highly compensated employees designated by the Deferred Plan's administrative committee. In addition, the Company may make employer contributions to participants under the Deferred Plan from time to time. The Company made no contributions to the Deferred Plan during fiscal years 2003, 2002 and 2001.

        Restricted Stock Plan.    The 2002 Restricted Stock Plan of the Company is intended to advance the best interests of the Company, its subsidiaries and its stockholders in order to attract, retain and motivate key employees by providing them with additional incentives through the award of shares of restricted stock. The Restricted Stock Plan is being fully funded with treasury shares contributed to the Company from a significant stockholder. During 2003 and 2002, respectively, 90,500 and 139,500 shares of restricted stock were contributed to the Restricted Stock Plan by the stockholder and reissued by the Company to the employees. The current restricted shares outstanding predominantly vest over a period ranging from one to nine years. These shares were accounted for at fair value and resulted in deferred compensation and additional paid in capital of approximately $1.8 million in fiscal 2003 and $2.6 million in fiscal 2002. At fiscal year-end 2003, the Company has reserved 520,000 common shares for future issuances under the Restricted Stock Plan.

        Long-term Incentive Plan.    An aggregate of 3,881,250 shares of Common Stock were initially reserved for issuance pursuant to the Incentive Plan, adopted April 1993. An additional 2,025,000 shares were reserved in each of 1995, 1998, 2001 and 2003 for issuance under the Incentive Plan. Designated employees of the Company, including officers and directors, are eligible to receive (i) stock options, (ii) stock appreciation rights, (iii) restricted or non-restricted stock awards, (iv) cash awards, or (v) any combination of the foregoing. The Incentive Plan is administered by the Compensation

Committee of the Company's Board of Directors (the "Compensation Committee"). Each option issued under the Incentive Plan terminates at the time designated by the Compensation Committee, not to exceed ten years. The current options outstanding predominately vest over a period ranging from three to five years and were priced at not less than the market value of the Company's Common Stock at the date of grant. The weighted average fair value of the stock options granted during fiscal years 2003, 2002 and 2001 was $9.78, $7.95 and $6.74, respectively.

        Nonemployee Director Stock Option Plan.    An aggregate of 337,500 shares of Common Stock were reserved for issuance pursuant to the Nonqualified Stock Option Plan, adopted April 1993. An additional 75,000 shares were reserved in fiscal year 2002 for issuance under this plan. During the first year individuals are elected as nonemployee directors of the Company, they receive a grant of 5,000 nonqualified stock options. In addition, on the first day of each subsequent calendar year, each non-employee director automatically receives a grant of an additional 4,000 nonqualified stock options as long as the person is serving as a non-employee director. Pursuant to this plan, 50% of the options granted will become exercisable on the first anniversary of the date of grant and in two additional installments of 25% on the second and third anniversaries. The exercise prices of options granted under this plan were not less than the fair market value of the Common Stock at the date of grant. The weighted average fair value of the stock options granted during fiscal years 2003, 2002 and 2001 was $15.07, $11.07 and $6.86, respectively.

        The fair value of options granted under the Company's stock option plans during fiscal years 2003, 2002 and 2001 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: no dividend yield, expected volatility of approximately 60% to 66%, risk free interest rate of 3.0% to 6.0%, and expected life of five to six years. The following tables summarize the Company's stock option activity:

Incentive Plan

	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Outstanding	Weighted Average Exercise Price Per Share	Exercisable	Available for Grant
Balance, Fiscal 2000	$ 1.963-$21.750	$7.759	3,742,634	$4.896	1,861,253	798,042
Granted	$ 9.333-$15.293	$11.621	1,020,195	—	—	(1,020,195)
Shares designated for grant through the plan	—	—	—	—	—	2,025,000
Exercised	$ 1.963-$12.889	$5.824	(433,235)	—	—	—
Canceled	$ 6.445-$21.473	$11.495	(193,801)	—	—	193,801
Exercisable	$ 1.963-$21.750	—	—	—	83,718	—

Balance, Fiscal 2001	$ 1.963-$21.750	$8.721	4,135,793	$5.996	1,944,971	1,996,648
Granted	$13.440-$23.800	$14.606	1,034,329	—	—	(1,034,329)
Exercised	$ 1.963-$21.014	$6.686	(937,555)	—	—	—
Canceled	$ 3.704-$22.490	$12.816	(174,551)	—	—	174,551
Exercisable	$ 1.963-$21.750	—	—	—	(418,693)	—

Balance, Fiscal 2002	$ 1.963-$23.800	$10.530	4,058,016	$7.594	1,526,278	1,136,870
Granted	$16.960-$29.380	$18.531	764,300	—	—	(764,300)
Shares designated for grant through the plan	—	—	—	—	—	2,025,000
Exercised	$ 1.963-$21.170	$10.209	(779,125)	—	—	—
Canceled	$ 7.333-$23.470	$14.810	(127,274)	—	—	127,274
Exercisable	$ 1.963-$23.800	—	—	—	(27,982)	—

Balance, Fiscal 2003	$ 1.963-$29.380	$12.041	3,915,917	$8.479	1,498,296	2,524,844

Nonemployee Director Plan

	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Outstanding	Weighted Average Exercise Price Per Share	Exercisable	Available for Grant
Balance, Fiscal 2000	$2.222-$15.417	$6.369	217,500	$4.797	171,279	68,531
Granted	$9.656-$14.000	$11.828	45,000	—	—	(45,000)
Exercised	$2.222-$ 5.630	$3.500	(27,000)	—	—	—
Exercisable	$2.481-$15.417	—	—	—	19,596	—

Balance, Fiscal 2001	$2.481-$15.417	$7.742	235,500	$6.614	190,875	23,531
Granted	$20.340	$20.340	15,000	—	—	(15,000)
Shares designated for grant through the plan	—	—	—	—	—	75,000
Exercised	$3.889-$ 5.630	$5.027	(29,250)	—	—	—
Exercisable	$2.481-$15.417	—	—	—	(5,250)	—

Balance, Fiscal 2002	$2.481-$20.340	$8.955	221,250	$7.660	185,625	83,531
Granted	$28.550	$28.550	5,000	—	—	(5,000)
Exercised	$3.889-$14.000	$7.276	(22,500)	—	—	—
Canceled	$9.583-$20.340	$14.709	(8,250)	—	—	8,250
Exercisable	$2.481-$20.340	—	—	—	(5,625)	—

Balance, Fiscal 2003	$2.481-$28.550	$9.406	195,500	$8.395	180,000	86,781

        Additional weighted average information for options outstanding and exercisable as of fiscal year-end 2003:

			Options Outstanding		Options Exercisable
	Range of Exercise Price	Number Of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Number Of Shares	Weighted Average Exercise Price Per Share
Long-Term Incentive Plan:	$ 1.963-$ 9.500	945,079	$5.017	3.9 years	730,205	$4.298
	$ 9.501-$13.000	1,233,363	$11.323	6.4 years	570,965	$11.445
	$13.001-$29.380	1,737,475	$16.371	8.5 years	197,126	$15.374

		3,915,917			1,498,296	$8.479

Nonemployee Director Plan:	$ 2.481-$ 9.500	101,250	$4.556	2.8 years	101,250	$4.556
	$ 9.501-$13.000	38,250	$11.309	5.9 years	38,250	$11.309
	$13.001-$29.380	56,000	$16.876	7.6 years	40,500	$15.242

		195,500			180,000	$8.395

12.   Supplemental Cash Flow Information

Fiscal Year	2003	2002	2001
IN THOUSANDS
Cash paid during the year for:
Interest	$36	$11	$216
Income taxes	$24,567	$17,608	$23,156

13.   Major Customer, Segment and Geographic Information

        Customers of the Company consist principally of major department stores and specialty retailers located throughout the United States, Europe and the Far East. There were no significant customers, individually or considered as a group under common ownership, which accounted for over 10% of net sales for fiscal years 2003, 2002 and 2001. The Company's majority owned facilities operate primarily in four geographic regions. The Company operates in two distinct distribution channels, wholesale and retail. In its wholesale operations the Company designs, develops, markets and distributes fashion and premium watches and other accessories to department stores, specialty shops, and independent retailers throughout the world. The Company's retail operations consist of its outlet and mall-based and full-priced retail stores and its website selling the Company's product directly to the consumer. Specific information related to the Company's reportable segments and geographic areas are contained in the following table. Intercompany sales of products between geographic areas are referred to as intergeographic items. All intercompany balances have been eliminated.

Fiscal Year 2003	Net Sales	Operating Income (Loss)	Long-lived Assets	Total Assets
IN THOUSANDS
United States — exclusive of Stores:			$79,631	$314,594
External customers	$337,059	$28,769	—	—
Intergeographic	139,063	—	—	—
Stores worldwide	104,118	2,639	20,204	45,278
Europe:			42,809	165,226
External customers	258,078	16,633	—	—
Intergeographic	13,489	—	—	—
Far East and Export:			5,577	62,443
External customers	81,920	61,709	—	—
Intergeographic	246,648	—	—	—
Intergeographic items	(399,200)	—	—	—

Consolidated	$781,175	$109,750	$148,221	$587,541

Fiscal Year 2002
IN THOUSANDS
United States — exclusive of Stores:			$75,663	$268,915
External customers	$327,151	$33,637	—	—
Intergeographic	103,046	—	—	—
Stores worldwide	83,135	(8,432)	22,931	43,051
Europe	189,485	13,233	23,510	121,704
Far East and Export:			4,783	48,856
External customers	63,567	57,492	—	—
Intergeographic	219,945	—	—	—
Intergeographic items	(322,991)	—	—	—

Consolidated	$663,338	$95,930	$126,887	$482,526

Fiscal Year 2001
IN THOUSANDS
United States — exclusive of Stores:			$62,315	$207,184
External customers	$290,859	$48,127	—	—
Intergeographic	77,236	—	—	—
Stores worldwide	68,243	(9,276)	25,951	46,465
Europe	130,330	2,408	19,513	92,035
Far East and Export:			3,567	35,179
External customers	56,109	35,595	—	—
Intergeographic	192,678	—	—	—
Intergeographic items	(269,914)	—	—	—

Consolidated	$545,541	$76,854	$111,346	$380,863

        Long-lived Assets and Total Assets above include goodwill allocated as follows:

Fiscal Year	2003	2002
IN THOUSANDS
Europe	$16,103	$12,766
East	1,033	1,033

	$17,136	$13,799

        The increase in the carrying amount of goodwill in 2003 is due to foreign currency translation adjustments.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        The Company has had no changes in or disagreements with its accountants to report under this item.

Item 9A.    Controls and Procedures

Controls Evaluation and Related CEO and CFO Certifications

        The Company conducted an evaluation of the effectiveness of the design and operation of the "disclosure controls and procedures" ("Disclosure Controls"), as defined by Exchange Act Rules 13a – 15(e) and 15d – 15(e), as of the end of the period covered by this Annual Report. The controls evaluation was done under the supervision and with the participation of management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

        Attached as exhibits to this Annual Report are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14 of the Exchange Act. This "Controls and Procedures" section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Definition of Disclosure Controls

        Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in the reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. The Company's Disclosure Controls include components of internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the U.S. To the extent that components of the Company's internal control over financial reporting are included within our Disclosure Controls, they are included in the scope of the quarterly controls evaluation.

Limitations on the Effectiveness of Controls

        The Company's management, including the CEO and CFO, does not expect that the Disclosure Controls or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation

        The evaluation of the Company's Disclosure Controls included a review of the controls' objectives and design, the Company's implementation of the controls and the effect of the controls on the information generated for use in this Annual Report. In the course of the controls evaluation, the Company sought to identify data errors, control problems or acts of fraud and confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the controls can be reported in our Quarterly Reports on Form 10-Q and to supplement the disclosures made in the Company's Annual Report on Form 10-K. Many of the components of the Disclosure Controls are also evaluated on an ongoing basis by the Internal Audit Department and by other personnel in the finance department. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary. The Company's intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

        Among other matters, the Company also considered whether the evaluation identified any "significant deficiencies" or "material weaknesses" in internal control over financial reporting, and whether the Company had identified any acts of fraud involving personnel with a significant role in the Company's internal control over financial reporting. This information was important both for the controls evaluation generally, and because Item 5 in the certifications of the CEO and CFO requires that the CEO and CFO disclose that information to our Board's Audit Committee and to the Company's independent auditors. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions," which are deficiencies in the design or operation of controls that could adversely affect the Company's ability to record, process, summarize and report financial data in the financial statements. Auditing literature defines "material weakness" as a particularly serious reportable condition in which the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and the risk that such misstatements would not be detected within a timely period by employees in the normal course of performing their assigned functions. The Company also sought to address other controls matters in the controls evaluation, and in each case if a problem was identified, the Company considered what revision, improvement and/or correction to make in accordance with its ongoing procedures.

Conclusions

        Based upon the controls evaluation, the Company's CEO and CFO have concluded that as of the end of the period covered by this Annual Report, the Disclosure Controls were effective to provide reasonable assurance that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when the Company's periodic reports are being prepared. Further, there have been no changes in the Company's internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        The information under the headings "Directors and Nominees", "Executive Officers", "Section 16(a) Beneficial Ownership Reporting Compliance" and "Board Committees and Meetings" in the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report, is incorporated herein by reference.

        The Company has adopted a code of ethics that applies to all its directors and employees, including the principal executive officer, principal financial officer, principal accounting office and controller. The full text of the Company's Code of Conduct and Ethics is published on the Company's Investor Relations web site at www.fossil.com. The Company intends to disclose future amendments to certain provisions of the Code of Conduct and Ethics, or waivers of such provisions granted to executive officers and directors, on this web site within five business days following the date of such amendment or waiver.

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

Equity Compensation Plan Information

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

Item 14.    Principal Accountant Fees and Services

        The information required in response to this Item is incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

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
10.8	Agreement of Limited Partnership of Fossil Partners, L.P. (incorporated by reference to Exhibit 10.13 of the Company's Report on Form 10-Q for the quarterly period ended September 30, 1994).
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
10.11(2)	First Amendment to the Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 of the Company's Report on Form 10-Q for the quarterly period ended July 4, 1998).
10.12(2)	Second Amendment to the Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 of the Company's Report on Form 10-Q for the quarterly period ended July 4, 1998).
10.13(2)	Amendment to the Fossil, Inc. 1993 Non-Employee Director Stock Option Plan (incoporated by reference to Exhibit 10.24 of the Company's Report on Form 10-K for the year-ended January 2, 1999).
10.14(2)	Fossil, Inc. and Affiliates Deferred Compensation Plan (incoporated by reference to Exhibit 10.25 of the Company's Report on Form 10-K for the year-ended January 2, 1999).
10.15
Joint Venture Agreement by and between Sucesores de A. Cadarso and Fossil Europe B.V., dated as of July 27, 2000 (without exhibits) (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the quarterly period ended September 30, 2000).
10.16(2)	Third Amendment to the Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 of the Company's Report on Form 10-Q for the quarterly period ended July 7, 2001).
10.17(2)	2002 Restricted Stock Plan of Fossil, Inc. (incoporated by reference to Exhibit 10.32 of the Company's Report on Form 10-K for the year-ended January 5, 2002).
10.18
Stock Purchase Agreement by and between Fossil Europe B.V. and Thomas Steinemann dated June 25, 2002 (without exhibits) (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the quarterly period ended July 6, 2002).
10.19
Fourth Amendment to Fourth Amended and Restated Loan Agreement dated June 25, 2002 by and among Wells Fargo Bank Texas, National Association, a national banking association formerly known as Wells Fargo Bank (Texas), National Association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc. and Fossil Stores II, Inc. (without exhibits) (incorporated by reference to Exhibit 10.2 of the Company's Report on Form 10-Q for the quarterly period ended July 6, 2002).

10.20
Asset Purchase Agreement among Fossil Canada Inc. and Comark Inc. and Fossil, Inc. dated July 31, 2002 (without exhibits) (incorporated by reference to Exhibit 10.3 of the Company's Report on Form 10-Q for the quarterly period ended July 6, 2002).
10.21
Fifth Amendment to Fourth Amended and Restated Loan Agreement dated June 24, 2003 by and among Wells Fargo Bank Texas, National Association, a national banking association formerly known as Wells Fargo Bank (Texas), National Association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc. and Fossil Stores II, Inc. (without exhibits) (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the quarterly period ended July 5, 2003).
21.1(1)	Subsidiaries of Fossil, Inc.
23.1(1)	Consent of Independent Auditors.
31.1(1)	Certification of Principal Executive Officer
31.2(1)	Certification of Principal Financial Officer
32.1(1)	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2(1)	Certification of Chief Finanical Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

(1)
Filed herewith.
(2)
Management contract or compensatory plan or arrangement.

(b)
Reports on Form 8-K

        The Company filed a report on Form 8-K (Item 12) on November 12, 2003 for a press release, dated November 11, 2003, announcing financial results for the quarter ended October 4, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Richardson, State of Texas, on March 18, 2004.

FOSSIL, INC.
/s/ KOSTA N. KARTSOTIS Kosta N. Kartsotis, President, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ TOM KARTSOTIS Tom Kartsotis	Chairman of the Board and Director (Principal Executive Officer)	March 18, 2004
/s/ KOSTA N. KARTSOTIS Kosta N. Kartsotis	President, Chief Executive Officer and Director	March 18, 2004
/s/ MIKE L. KOVAR Mike L. Kovar	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2004
/s/ MICHAEL W. BARNES Michael W. Barnes	President, International and Special Markets Division and Director	March 18, 2004
/s/ RICHARD H. GUNDY Richard H. Gundy	President, FOSSIL Watches and Director	March 18, 2004
/s/ JAL S. SHROFF Jal S. Shroff	Director	March 18, 2004
/s/ KENNETH W. ANDERSON Kenneth W. Anderson	Director	March 18, 2004
/s/ ALAN J. GOLD Alan J. Gold	Director	March 18, 2004

/s/ MICHAEL STEINBERG Michael Steinberg	Director	March 18, 2004
/s/ DONALD J. STONE Donald J. Stone	Director	March 18, 2004
/s/ ANDREA CAMERANA Andrea Camerana	Director	March 18, 2004

INDEPENDENT AUDITORS' REPORT

Directors and Stockholders of Fossil, Inc.

        We have audited the consolidated financial statements of Fossil, Inc. and subsidiaries as of January 3, 2004 and January 4, 2003, and for each of the three years in the period ended January 3, 2004, and have issued our report thereon dated March 12, 2004; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Fossil, Inc. and subsidiaries listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Dallas, Texas
March 12, 2004

S-1

SCHEDULE II

FOSSIL, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Fiscal Years 2001, 2002, and 2003
(in thousands)

		Additions	Deductions
Classification	Balance at Beginning of Period	Charged (Credited) to Operations	Actual Returns or Writeoffs	Balance at End of Period
Fiscal Year 2001:
Accounts receivable allowances:
Sales returns	21,247	29,385	(28,175)	22,457
Bad debts	9,481	3,037	(808)	11,710
Cash discounts	184	331	(190)	325
Inventory in transit for estimated customer returns	(12,269)	(16,586)	15,619	(13,236)
Fiscal Year 2002:
Accounts receivable allowances:
Sales returns	22,457	35,832	(33,476)	24,813
Bad debts	11,710	2,839	(1,932)	12,617
Cash discounts	325	419	(465)	279
Inventory in transit for estimated customer returns	(13,236)	(21,725)	19,936	(15,025)
Fiscal Year 2003:
Accounts receivable allowances:
Sales returns	24,813	36,044	(34,224)	26,633
Bad debts	12,617	3,414	(3,122)	12,909
Cash discounts	279	696	(549)	426
Inventory in transit for estimated customer returns	(15,025)	(20,761)	19,983	(15,803)

S-2

EXHIBIT INDEX

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Report on Form 10-Q for the quarterly period ended July 4, 1998).
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
10.8	Agreement of Limited Partnership of Fossil Partners, L.P. (incorporated by reference to Exhibit 10.13 of the Company's Report on Form 10-Q for the quarterly period ended September 30, 1994).
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
10.11(2)	First Amendment to the Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 of the Company's Report on Form 10-Q for the quarterly period ended July 4, 1998).
10.12(2)	Second Amendment to the Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 of the Company's Report on Form 10-Q for the quarterly period ended July 4, 1998).

10.13(2)	Amendment to the Fossil, Inc. 1993 Non-Employee Director Stock Option Plan (incoporated by reference to Exhibit 10.24 of the Company's Report on Form 10-K for the year-ended January 2, 1999).
10.14(2)	Fossil, Inc. and Affiliates Deferred Compensation Plan (incoporated by reference to Exhibit 10.25 of the Company's Report on Form 10-K for the year-ended January 2, 1999).
10.15
Joint Venture Agreement by and between Sucesores de A. Cadarso and Fossil Europe B.V., dated as of July 27, 2000 (without exhibits) (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the quarterly period ended September 30, 2000).
10.16(2)	Third Amendment to the Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 of the Company's Report on Form 10-Q for the quarterly period ended July 7, 2001).
10.17(2)	2002 Restricted Stock Plan of Fossil, Inc. (incoporated by reference to Exhibit 10.32 of the Company's Report on Form 10-K for the year-ended January 5, 2002).
10.18
Stock Purchase Agreement by and between Fossil Europe B.V. and Thomas Steinemann dated June 25, 2002 (without exhibits) (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the quarterly period ended July 6, 2002).
10.19
Fourth Amendment to Fourth Amended and Restated Loan Agreement dated June 25, 2002 by and among Wells Fargo Bank Texas, National Association, a national banking association formerly known as Wells Fargo Bank (Texas), National Association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc. and Fossil Stores II, Inc. (without exhibits) (incorporated by reference to Exhibit 10.2 of the Company's Report on Form 10-Q for the quarterly period ended July 6, 2002).
10.20
Asset Purchase Agreement among Fossil Canada Inc. and Comark Inc. and Fossil, Inc. dated July 31, 2002 (without exhibits) (incorporated by reference to Exhibit 10.3 of the Company's Report on Form 10-Q for the quarterly period ended July 6, 2002).
10.21
Fifth Amendment to Fourth Amended and Restated Loan Agreement dated June 24, 2003 by and among Wells Fargo Bank Texas, National Association, a national banking association formerly known as Wells Fargo Bank (Texas), National Association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc. and Fossil Stores II, Inc. (without exhibits) (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the quarterly period ended July 5, 2003).
21.1(1)	Subsidiaries of Fossil, Inc.
23.1(1)	Consent of Independent Auditors.
31.1(1)	Certification of Principal Executive Officer
31.2(1)	Certification of Principal Financial Officer
32.1(1)	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2(1)	Certification of Chief Finanical Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

(1)
Filed herewith.

(2)
Management contract or compensatory plan or arrangement.

QuickLinks

FOSSIL, INC. FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 3, 2004 INDEX
PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities
Item 6. Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Item 8. Financial Statements and Supplemental Data
CONSOLIDATED BALANCE SHEETS AMOUNTS IN THOUSANDS
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AMOUNTS IN THOUSANDS
CONSOLIDATED STATEMENTS OF CASH FLOWS AMOUNTS IN THOUSANDS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accountant Fees and Services
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
EXHIBIT INDEX
SIGNATURES
SCHEDULE II
FOSSIL, INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS Fiscal Years 2001, 2002, and 2003 (in thousands)
EXHIBIT INDEX