Form 10-Q
period 2004-04-03
FOSSIL INC
filed 2004-05-12
CIK 883569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 3, 2004

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

Yes ☒  No ☐

The number of shares of Registrant’s common stock outstanding as of May 11, 2004: 70,538,472

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FOSSIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

 (In thousands, except share amounts)

	April 3, 2004	January 3, 2004
ASSETS
Current assets:
Cash and cash equivalents	$156,525	$158,062
Short-term marketable investments	6,114	5,991
Accounts receivable – net	112,583	121,908
Inventories	142,308	126,789
Deferred income tax assets	10,703	8,653
Prepaid expenses and other current assets	20,873	17,917
Total current assets	449,106	439,320

Investment in joint venture	5,011	4,635
Property, plant and equipment – net	114,363	116,066
Intangible and other assets – net	27,499	27,520
	$595,979	$587,541
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$2,871	$2,805
Accounts payable	20,730	27,196
Accrued expenses:
Accrued accounts payable	23,605	21,938
Accrued royalties	8,015	10,543
Compensation	13,659	15,648
Co-op advertising	6,544	14,292
Other	10,991	11,040
Income taxes payable	24,645	22,297
Total current liabilities	111,060	125,759

Deferred income tax liability	39,689	32,861
Minority interest in subsidiaries	4,765	5,495
Stockholders’ equity:
Common stock, 70,440,540 and 69,941,510 shares issued and outstanding, respectively	704	466
Additional paid-in capital	31,104	25,881
Retained earnings	395,699	379,354
Accumulated other comprehensive income	16,645	20,969
Deferred compensation	(3,687)	(3,244)
Total stockholders’ equity	440,465	423,426

	$595,979	$587,541

See notes to condensed consolidated financial statements.

FOSSIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

UNAUDITED

(In thousands, except per share amounts)

	For the 13 Weeks Ended April 3, 2004	For the 13 Weeks Ended April 5, 2003

Net sales	$199,395	$169,767
Cost of sales	95,775	84,151
Gross profit	103,620	85,616

Operating expenses:
Selling and distribution	57,048	51,138
General and administrative	20,093	14,656
Total operating expenses	77,141	65,794

Operating income	26,479	19,822
Interest expense	5	4
Other (expense) income – net	(530)	(233)
Income before income taxes	25,944	19,585
Provision for income taxes	9,599	7,442
Net income	$16,345	$12,143

Other comprehensive income (loss), net of taxes:
Currency translation adjustment	(6,396)	(4,313)
Unrealized gain (loss) on short-term investments	47	(79)
Forward contracts hedging intercompany foreign currency payments: change in fair values	2,025	668
Total comprehensive income	$12,021	$8,419

Earnings per share:
Basic	$0.23	$0.17
Diluted	$0.22	$0.17
Weighted average common shares outstanding:
Basic	70,007	69,618
Diluted	73,744	72,370

See notes to condensed consolidated financial statements.

FOSSIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(In thousands)

	For the 13 Weeks Ended April 3, 2004	For the 13 Weeks Ended April 5, 2003
Operating activities:
Net income	$16,345	$12,143
Noncash items affecting net income:
Minority interest in subsidiaries	981	787
Equity in income of joint venture	(426)	(360)
Depreciation and amortization	5,483	3,916
Deferred compensation amortization	289	213
Tax benefit derived from exercise of stock options	2,128	55
(Gain) loss on disposal of assets	(8)	167
Increase in allowance for doubtful accounts	1,278	469
Decrease in allowance for returns - net of related inventory in transit	(1,118)	(918)
Deferred income taxes	4,855	9,250
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	10,591	6,666
Inventories	(16,945)	(783)
Prepaid expenses and other current assets	(2,956)	(896)
Accounts payable	(6,672)	(7,826)
Accrued expenses	(10,647)	(13,259)
Income taxes payable	2,348	(134)
Net cash from operating activities	5,526	9,490

Investing activities:
Business acquisitions, net of cash acquired	(26)	(104)
Additions to property, plant and equipment	(4,733)	(8,483)
(Purchase) sale of short-term marketable investments	(77)	69
Increase in intangible and other assets	(458)	(382)
Net cash used in investing activities	(5,294)	(8,900)

Financing activities:
Proceeds from exercise of stock options	4,388	592
Acquisition and retirement of common stock	(1,834)	(61)
Distribution of minority interest earnings	(1,735)	(959)
Net cash from (used in) financing activities	819	(428)

Effect of exchange rate changes on cash and cash equivalents	(2,588)	(805)
Net decrease in cash and cash equivalents	(1,537)	(643)
Cash and cash equivalents:
Beginning of period	158,062	112,348

End of period	$156,525	$111,705

See notes to condensed consolidated financial statements.

FOSSIL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1.                                      FINANCIAL STATEMENT POLICIES

Basis of Presentation.  The condensed consolidated financial statements include the accounts of Fossil, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of April 3, 2004, and the results of operations for the thirteen-week periods ended April 3, 2004 and April 5, 2003, respectively. All adjustments are of a normal, recurring nature. Reclassification of certain amounts for the thirteen-week period ended April 5, 2003, have been made to conform to the presentation for the thirteen-week period ended April 3, 2004. These reclassifications did not have a material impact on comparability between the respective periods.

These interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included in Form 10-K filed by the Company pursuant to the Securities Exchange Act of 1934 for the year ended January 3, 2004. Operating results for the thirteen-week period ended April 3, 2004, are not necessarily indicative of the results to be achieved for the full year.

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

Business.  Fossil is a design, development, marketing and distribution company that specializes in consumer products predicated on fashion and value.  The Company’s principal offerings include an extensive line of fashion watches sold under the Company’s proprietary FOSSIL®, RELIC®, MW®, MW MICHELE®, and ZODIAC® brands as well as licensed brands for some of the most prestigious companies in the world, including BURBERRY®, DIESEL®, DKNY® and EMPORIO ARMANI®. The Company also offers complementary lines of small leather goods, belts, handbags and sunglasses under the FOSSIL and RELIC brands, jewelry under the FOSSIL and EMPORIO ARMANI brands and FOSSIL apparel. The Company’s centralized infrastructure in design/development and production/sourcing allows it to leverage the strength of its branded watch portfolio over an extensive global distribution network. The Company’s products are sold primarily through department stores and other major retailers, both domestically and in over 90 countries worldwide.

2.                                      STOCK SPLIT

On March 12, 2004, the Board of Directors of the Company declared a 3-for-2 stock split (“Stock  Split”) of the Company’s $0.01 par value common stock (“Common Stock”), effected in the form of a 50% stock dividend payable on April 8, 2004 to stockholders of record on March 26, 2004. Retroactive effect was given to the Stock Split in stockholders’ equity accounts and in all share and per share data in the consolidated financial statements and notes thereto for all periods presented.

3.                                      STOCK BASED COMPENSATION PLANS

The Company applies the intrinsic value method under Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. No compensation cost has been recognized for the Company’s stock option plans because the quoted market price of the Common Stock at the date of the grant was not in excess of the amount an employee must pay to acquire the Common Stock. SFAS No. 123, “Accounting for Stock-Based Compensation,” prescribes a fair value based method to record compensation cost for stock-based employee compensation plans. Pro forma disclosures as if the Company had adopted the fair value recognition requirements under SFAS No. 123 for stock option awards for the thirteen-week period ended April 3, 2004, and April 5, 2003, respectively, are presented in the following table.

(In thousands, except per share data)	For the 13 Weeks Ended April 3, 2004	For the 13 Weeks Ended April 5, 2003

Net income, as reported	$16,345	$12,143
Add: Stock-based employee compensation included in reported net income, net of tax	531	213
Deduct: Fair value based compensation expense, net of tax	(1,441)	(1,083)
Pro forma net income	$15,435	$11,273
Basic earnings per share:
As reported	$0.23	$0.17
Pro forma under SFAS No. 123	$0.22	$0.16
Diluted earnings per share:
As reported	$0.22	$0.17
Pro forma under SFAS No. 123	$0.21	$0.16

The award of shares under the Company’s 2002 Restricted Stock Plan are accounted for at fair value, and the resulting deferred compensation is amortized to expense over the related vesting periods.

4.                                      INVENTORIES

Inventories consist of the following:

(In thousands)	April 3, 2004	January 3, 2004

Components and parts	$8,904	$8,760
Work-in-process	2,110	4,385
Finished merchandise on hand	99,911	83,059
Merchandise at Company stores	17,006	14,782
Merchandise in-transit from estimated customer returns	14,377	15,803

	$142,308	$126,789

5.                                      FOREIGN CURRENCY HEDGING INSTRUMENTS

The Company periodically enters into forward contracts principally to hedge the future payment of intercompany inventory transactions with its non-U.S. subsidiaries. At April 3, 2004, the Company had forward contracts to sell 18.0 million Euro for approximately $21.6 million, expiring through December 2004 and 500,000 British Pounds for approximately $847,500, expiring through April 2004. If the Company were to settle its Euro and British Pound based contracts at the reporting dates, the net result would be a net loss of approximately $130,500, net of taxes, as of April 3, 2004. This unrealized loss is recognized in accumulated other comprehensive income (loss). The net increase in fair value for the thirteen-week periods ended April 3, 2004, and April 5, 2003, respectively, of approximately $2.0 million and $668,000, is included in other comprehensive income (loss). The net increase for the thirteen-week period ended April 3, 2004 consisted of net gains from these hedges of $3.9 million less $1.9 million of net gains reclassified into earnings.

6.                                      SEGMENT AND GEOGRAPHIC INFORMATION

(In thousands)

	For the 13 Weeks Ended April 3, 2004		For the 13 Weeks Ended April 5, 2003
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
U.S.- exclusive of Stores:
External customers	$84,160	$6,895	$80,687	$8,445
Intergeographic	43,402	—	33,546	—
Far East and Export:
External customers	27,297	17,056	17,506	13,302
Intergeographic	71,852	—	56,438	—
Retail worldwide	21,104	(2,496)	16,073	(4,111)
Europe:
External customers	66,834	5,024	55,501	2,186
Intergeographic	1,327	—	2,888	—
Intergeographic items	(116,581)	—	(92,872)	—
Consolidated	$199,395	$26,479	$169,767	$19,822

7.                                      EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS:

(In thousands, except per share data)	For the 13 Weeks Ended April 3, 2004	For the 13 Weeks Ended April 5, 2003
Numerator:
Net income	$16,345	$12,143
Denominator:
Basic EPS computation:
Weighted average common shares outstanding	70,007	69,618

Basic EPS	$0.23	$0.17

Diluted EPS computation:
Denominator:
Basic weighted average common shares outstanding	70,007	69,618
Dilutive effect of stock options	3,737	2,752
	73,744	72,370

Diluted EPS	$0.22	$0.17

8.                                      ACQUISITIONS

Subsequent to the end of the First Quarter, FMW Acquisition, Inc., a wholly-owned subsidiary of the Company, acquired 100% of the outstanding shares of Tempus International Corp. (d/b/a Michele Watches) based in Miami, Florida for approximately $50 million in cash. Tempus manufactures, markets and distributes watches under the MW® and MW Michele® brand labels. This acquisition was recorded as a purchase and goodwill of approximately $40 million was recorded in connection with this transaction. The Company has not completed the final allocation of purchase price to the fair values of assets and liabilities acquired. The Company expects that the ultimate purchase price allocation may include additional adjustments to the fair values of depreciable tangible assets, identifiable intangible assets and the carrying values of certain liabilities. Accordingly, to the extent that such assessments indicate that the fair value of the assets and liabilities differ from their preliminary purchase price allocation, such difference would adjust the amounts allocated to the assets and liabilities and would change the amounts allocated to goodwill.

In January 2004, Fossil (East) Limited, a wholly-owned subsidiary of the Company, acquired 20% of the issued and outstanding shares (the “Shares”) of Fossil (Australia) Pty. Limited. Consideration for the Shares consisted of 2,475 shares of common stock of Fossil, Inc., par value $0.01 per share, which were issued subsequent to the end of the First Quarter, and approximately $26,400 in cash. The total value of the transaction was approximately $73,900. Upon closing, Fossil (East) Limited owned 100% of the issued and outstanding shares of Fossil (Australia) Pty. Limited.  No additional goodwill was recorded as a result of this transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of Fossil, Inc. and its wholly and majority-owned subsidiaries (the “Company”) for the thirteen-week period ended April 3, 2004 (the “First Quarter”), as compared to the thirteen-week period ended April 5, 2003 (the “Prior Year Quarter”). This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes attached hereto.

General

Fossil is a design, development, marketing and distribution company that specializes in consumer products predicated on fashion and value. The FOSSIL brand name was developed to convey a distinctive fashion, quality and value message and a brand image reminiscent of an earlier time that suggests a time of fun, fashion and humor. Since its inception in 1984, the Company has grown into a global watch company with a well-recognized branded portfolio delivered over an extensive distribution network. The Company’s principal offerings include an extensive line of watches sold under its proprietary brands as well as licensed brands for some of the most prestigious companies in the world. The Company also offers complementary lines of small leather goods, belts, handbags and sunglasses under its proprietary FOSSIL and RELIC brands, jewelry under the FOSSIL and EMPORIO ARMANI brands and FOSSIL apparel. The Company’s centralized infrastructure in design/development and production/sourcing allows it to leverage the strength of its branded watch portfolio over an extensive global distribution network.

The Company’s products are sold primarily to department stores and specialty retail stores in over 90 countries worldwide through company-owned foreign sales subsidiaries and through a network of approximately 60 independent distributors. The Company’s foreign operations include wholly or majority-owned subsidiaries in Australia, Canada, France, Germany, Hong Kong, Italy, Japan, the Netherlands, Singapore, Switzerland and the United Kingdom. In addition, the Company’s products are offered at Company-owned retail locations, located in the United States and certain international markets, and authorized FOSSIL retail stores and kiosks located in several major airports, on cruise ships and in certain international markets. The Company’s successful expansion of its product lines worldwide and leveraging of its infrastructure have contributed to its increasing net sales and operating profits.

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

Revenues.  Revenues are recognized at the point the goods leave our distribution center for the customer. Because the majority of our customers pay freight and do not have stated rights of inspection, title transfers at the point in time the goods leave our dock. We will accept limited returns and will request that a customer return a product if we feel the customer has an excess of any style that we have identified as being a poor performer for that customer or geographic location. While such returns have historically been within management's expectations and the provisions established, future return rates may differ from those experienced in the past. Any significant increase in product damages or defects and the resulting credit returns could have an adverse impact on the operating results for the period or periods in which such returns materialize.

Accounts Receivable.  The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues identified. While such credit losses have historically been within the Company’s expectations and the provisions established, future credit losses may differ from those experienced in the past.

Inventories.  Inventories are stated at the lower of average cost, including any applicable duty and freight charges, or market. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the average cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Asset Impairment.  The Company tests for asset impairment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable from estimated future cash flows. The Company applies SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in order to determine whether or not an asset is impaired. Management evaluates the ongoing value of assets, primarily leasehold improvements and in-store fixturing, associated with its owned retail stores that have been open longer than one year. When undiscounted cash flows estimated to be generated through the operations of its owned retail stores are less than the carrying value of those assets, impairment losses are recorded in selling and distribution expenses. Should actual results or market conditions differ from those anticipated, additional losses may be recorded.

Goodwill.  The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, on January 6, 2002.  In accordance with SFAS No. 142, the Company evaluates goodwill for impairment by comparing the fair value of the reporting unit to the book value. The fair value of the Company's reporting units is estimated using discounted cash flow methodologies and market comparable information. Based on the analysis, if the implied fair value of each reporting unit exceeds the book value of the goodwill, no impairment loss is recognized.

First Quarter Highlights

•                  Sales generated from the Company’s other international segment, which includes its subsidiaries in the Far East and Canada and its export business from the U.S., increased approximately 56% during the First Quarter with growth in all geographic areas and all brands.

•                  The Company operated 120 retail locations (54 outlet and 66 full-price) at the end of the First Quarter, compared to 104 stores (47 outlet and 57 full-price) at the end of the Prior Year Quarter. This retail store expansion and 19.5% same store sales growth generated sales increases of 31% during the First Quarter.

•                  Sales of licensed brand watches increased by 33.8% during the First Quarter and represent approximately 27% of the Company’s consolidated net sales.

•                  Sales generated from the Company’s RELIC watch brand increased approximately 60% during the First Quarter as a result of exciting new styles introduced and new customers.

•                  The Company launched its Wrist.net watches to approximately 1,000 department stores and electronic retailers.

•                  Subsequent to the end of the First Quarter, the Company announced the acquisition of Michele Watches and the signing of a licensing agreement for MICHAEL Michael Kors® watches.

Results of Operations

The following table sets forth, for the periods indicated, (i) the percentages of the Company’s net sales represented by certain line items from the Company’s condensed consolidated statements of income and (ii) the percentage changes in these line items.

	Percentage of Net Sales		Percentage Change
	For the 13 Weeks Ended		For the 13 Weeks Ended
	April 3, 2004	April 5, 2003	April 3, 2004
Net sales	100.0%	100.0%	17.5%
Cost of sales	48.0	49.6	13.8
Gross profit	52.0	50.4	21.0
Selling and distribution expenses	28.6	30.1	11.6
General and administrative expenses	10.1	8.6	37.1
Operating income	13.3	11.7	33.6
Interest expense	0.0	0.0	(25.0)
Other (expense) income - net	(0.3)	(0.1)	(127.5)
Income before income taxes	13.0	11.6	32.5
Income taxes	4.8	4.4	29.0
Net income	8.2%	7.2%	34.6%

Net Sales.  The following table sets forth certain components of the Company’s consolidated net sales and the percentage relationship of the components to consolidated net sales for the periods indicated (in millions, except percentage data):

	Amounts		% of Total
	For the 13 Weeks Ended April 3, 2004	For the 13 Weeks Ended April 5, 2003	For the 13 Weeks Ended April 3, 2004	For the 13 Weeks Ended April 5 2003
International:
Europe	$66.8	$55.5	33%	33%
Other	27.3	17.5	14	10
Total International	94.1	73.0	47	43

Domestic:
Watch products	44.5	42.8	22	25
Other products	39.7	37.9	20	22
Total Domestic	84.2	80.7	42	47

Retail Worldwide	21.1	16.1	11	10

Total Net Sales	$199.4	$169.8	100%	100%

The following table is intended to illustrate by factor the total of the year-over-year percentage change in sales by segment and on a consolidated basis:

Analysis of Percentage Change in Sales Versus Prior Year Quarter

Attributable to Changes in the Following Factors

	Exchange Rates	Organic Growth	Total Change
Europe	15.8%	4.6%	20.4%
Other international	4.8%	50.8%	55.6%
Domestic wholesale	0.0%	4.3%	4.3%
Retail worldwide	2.2%	29.1%	31.3%
Total	5.9%	11.5%	17.4%

International Net Sales.  Excluding the impact on sales growth attributable to foreign currency rate changes as noted in the above table, European sales growth was driven principally by sales volume increases in FOSSIL, DIESEL and DKNY watches. Growth from other international sales, which include the Company’s Canada and Far East distribution businesses and export sales from the U.S., was led primarily by sales volume increases in FOSSIL, BURBERRY, DKNY and DIESEL watch businesses.  The Company believes it maintains a competitive advantage as a result of our long-term relationships and strength of its business with retailers throughout the international marketplace. The Company further believes its impressive portfolio of global watch brands and its ability to acquire additional brands position it for further penetration internationally as it continues to take shelf space from lesser known local and regional brands. The Company believes these brands do not have the marketing strength, distribution network or the global brand recognition in comparison to the brands included in its watch portfolio.

Domestic Net Sales.  Domestic watch sales increased 4.2% primarily as a result of sales volume increases in sales of RELIC and licensed watches partially offset by a 5.2% decrease in FOSSIL watches.  The decrease in FOSSIL watches was primarily due to the strong results of the brand in the  fourth quarter of 2003 in which the Company experienced sales volume growth of approximately 20%.  The Company believes the increase in RELIC watch sales is due to the introduction of new styles, including those with enhanced dial movements, and additional customers added in late 2003. Increased sales in the licensed watch category were primarily related to BURBERRY watches. Management believes it can gain additional market share for FOSSIL and its other watch brands in the U.S. market by expanding into both a greater number of locations with its existing retailers as well as adding additional retailers for certain brands that it believes are under-penetrated.  The Company believes this can be accomplished by utilizing the talent of its broad-based design group and exploiting the speed of its supply chain that it believes allows for a quicker response to changes in fashion trends than its competitors. Domestic sales of the Company’s accessory and sunglass businesses rose 4.7% compared to the prior year quarter with particular strength in FOSSIL eyewear and EMPORIO ARMANI jewelry.  In total, domestic wholesale sales rose by 4.3%.

Retail Worldwide Net Sales.  Sales from company-owned retail stores worldwide increased 31.3% during the First Quarter as a result of a 14.9% increase in the average number of stores opened during the quarter and comparable store sales gains of 19.6%. The Company believes its double-digit comparable store growth during the First Quarter was attributable to better in-store merchandising and visual presentation and lower quantities of discounted merchandise available in comparison to the Prior Year Quarter that resulted in higher average selling prices during the First Quarter.

Gross Profit.  Gross profit margin expanded by 160 basis points to 52.0% in the First Quarter compared to 50.4% in the prior year period. The increase in gross profit margin is mainly attributable to expanded gross profit margin in the Company’s international businesses as a result of stronger foreign currencies and increased gross profit margins from Company-owned retail stores, primarily related to its outlet stores.  Gross profit margin was also favorably impacted by a higher mix of sales related to the Company’s international businesses and Company-owned retail stores as a percentage of total sales. Sales from these two segments of the Company’s business generally produce higher gross profit margins than the Company’s historical consolidated gross profit margin. Gross profit margin from the Company’s domestic wholesale businesses remained relatively unchanged from the prior year period.

Operating Expenses. Operating expenses, as a percentage of net sales, improved by 10 basis points to 38.7% in the First Quarter compared to 38.8% in the comparable prior year period.  Included in First Quarter operating expenses is approximately $3.5 million in additional costs related to the translation impact of stronger foreign currencies into U.S. dollars. Excluding the currency and sales volume increase impact, operating expense increases were mainly driven by increases in (i) personnel and other related costs associated with the Company’s new business initiatives, (ii) depreciation and amortization expense and (iii) professional fees.  Costs associated with new business initiatives, which primarily relate to the Company’s Swiss watch and mass market product offerings, increased by $2.3 million during the First Quarter.  Depreciation and amortization expense increases of $1.6 million are related to the Company’s SAP software implementation, as well as other capital additions made in 2003. Increases in professional fees of $1.7 million were primarily related to consulting costs associated with the Company’s U.S. based SAP system, that was implemented in July 2003, and accounting and legal fees incurred in connection with the Company’s European reorganization project. Advertising expense decreased approximately $800,000 in the First Quarter as a result of certain new product launch costs incurred during the prior year quarter.

Operating Income. Gross profit increased by approximately $18 million, or 21%, during the First Quarter as a result of strong sales gains combined with improvements in gross profit margin. This increase in gross profit more than offset increased operating expenses, resulting in an increase in the Company’s First Quarter operating profit margin of 160 basis points to 13.3% of net sales compared to 11.7% of net sales in 2003.  Operating income for the First Quarter included approximately $3 million of additional income as a result of the effects of stronger foreign currencies.

Other Income (Expense) - net. Other income (expense) primarily reflects interest income from cash investments, royalty income, minority interest expense of the Company’s majority-owned subsidiaries and equity in the earnings (losses) of its non-consolidated joint venture.  During the First Quarter, other income (expense) decreased unfavorably by approximately $300,000 primarily as a result of increased minority interest expense partially offset by increased interest income due to higher levels of invested cash balances maintained during the First Quarter.

Provision For Income Taxes. The Company’s effective income tax rate decreased to 37% during the First Quarter, compared to 38% in the prior year comparable period. This decrease was primarily related to a higher percentage of income generated from countries whose statutory income tax rates are lower than the Company’s historical average income tax rate.

2004 Net Sales and Earnings Estimates.  The Company believes second quarter 2004 diluted earnings per share will approximate $0.17, which reflects current First Call Consensus estimates, compared to diluted earnings per share of $0.14 in the second quarter of 2003. For fiscal 2004, the Company currently estimates diluted earnings per share in a range of $1.17 to $1.20 compared to its previous guidance range of $1.11 to $1.14. This increase is primarily related to the Company’s better than expected First Quarter results and planned accretion related to the acquisition of Michele Watches. The low-end of the Company’s current guidance range represents growth of approximately 26% over Fiscal 2003 actual diluted earnings per share of $0.93. The current First Call Consensus earnings per share estimate for fiscal 2004 is $1.13. The Company estimates fiscal 2004 sales growth in the 20% range.

Liquidity and Capital Resources

The Company’s general business operations historically have not required substantial cash needs during the first several months of its fiscal year. Generally, starting in the second quarter, its cash needs begin to increase, typically reaching their peak in the September-November time frame. The Company’s cash holdings and short-term marketable securities as of the end of the First Quarter increased to $162.6 million in comparison to $117.1 million at the end of the Prior Year Quarter.  However, cash holdings and short-term marketable securities decreased slightly compared to the $164.1 million at the end of the prior year. This decrease is primarily the result of $5.3 million of net cash used in investing activities and $2.6 million related to exchange rate changes partially offset by $5.5 million of cash generated from operating and $800,000 from financing activities.  Net cash used in investing activity was mainly related to $4.7 million of capital additions. Cash flows generated from operating activities were primarily related to increased net income partially offset by increases in working capital, while cash flows generated from financing activities were comprised of $4.4 million of proceeds from the exercise of stock options partially offset by repurchases of common stock and distributions of minority interest earnings.

Accounts receivable increased to $112.6 million at the end of the First Quarter compared to $80.5 million at the end of the Prior Year Quarter.  Day’s sales outstanding increased to 51 days for the First Quarter compared to 43 days in the Prior Year Quarter. This increase is attributable to an increase in the Company’s average collection cycle and a decrease in the relative percentage of return allowances in the Company’s net accounts receivable balance. The collection cycle has increased as a result of a larger percentage of international sales that historically have longer collection periods than those experienced in our U.S. business. Adding to the delay in collection of our receivables was an increase in the Company’s domestic billing cycle in the U.S. caused by some inconsistencies in our SAP generated electronic invoices.  Inventory at quarter-end was $142.3 million, an increase of 16.4% compared to prior year inventory of $122.2 million.

At the end of the First Quarter, the Company had working capital of $338 million compared to working capital of $248.9 million at the end of the Prior Year Quarter.  At the end of the First Quarter, the Company had approximately $2.8 million of outstanding borrowings.  These borrowings are under a short-term facility in Japan, bearing interest at the Euroyen rate (approximately 0.7% at the end of the First Quarter), due October 2004.  In addition to this credit facility, the Company has available to it a $40 million short-term revolving credit facility with its primary bank.  No borrowings under this credit facility have been incurred to-date.

During 2004, the Company estimates capital expenditures to be in a range of $20 to $25 million to fund additional computer software implementation cost and hardware purchases, leasehold and owned-facility improvements and warehouse equipment purchases. In addition, the Company intends to continue its stock repurchase program to partially offset the dilutive effect of stock options granted during the year. This program could add an additional $15 to $20 million to its capital requirements in 2004. Management believes that cash flow from operations combined with existing cash on hand will be sufficient to fund its capital needs during 2004. The Company also has access to approximately $40 million in undrawn credit facilities should additional funds be required.

Forward-Looking Statements

Included within management’s discussion of the Company’s operating results, “forward-looking statements” were made within the meaning of the Private Securities Litigation Reform Act of 1995 regarding expectations for 2004. The actual results may differ materially from those expressed by these forward-looking statements. Significant factors that could cause the Company’s 2004 operating results to differ materially from management’s current expectations include, among other items, significant changes in consumer spending patterns or preferences, competition in the Company’s product areas, acts of war or acts of terrorism, international in comparison to domestic sales mix, changes in foreign currency valuations in relation to the United States dollar, principally the Euro and Pound Sterling, an inability of management to control operating expenses in relation to net sales without damaging the long-term direction of the Company and the risks and uncertainties set forth in the Company’s current report on Form 8-K dated June 25, 2003.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a multinational enterprise, the Company is exposed to changes in foreign currency exchange rates. The Company’s most significant foreign currency risk relates to the Euro and the British Pound as compared to the U.S. dollar. Due to the vertical nature of the Company whereby a significant portion of goods are sourced from its owned facilities, the foreign currency risks relate primarily to the necessary current settlement of intercompany inventory transactions. The Company employs a variety of practices to manage this market risk, including its operating and financing activities and, where deemed appropriate, the use of foreign currency forward contracts. The use of these instruments allows management to offset exposure to rate fluctuations because the gains or losses incurred on the derivative instruments will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. The Company uses derivative instruments only for risk management purposes and does not use them for speculation or for trading. There were no significant changes in how the Company managed foreign currency transactional exposure in the First Quarter and management does not anticipate any significant changes in such exposures or in the strategies it employs to manage such exposure in the near future.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon the controls evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report, the disclosure controls were effective to provide reasonable assurance that material information relating to the Company and its consolidated subsidiaries is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when the Company’s period reports are being prepared.  There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There are no legal proceedings to which the Company is a party or to which its properties are subject, other than routine litigation incident to the Company’s business which is not material to the Company’s consolidated financial condition, cash flows or results of operations.

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Recent Sales of Unregistered Securities

On January 9, 2004, the Company agreed to issue to Colette Houtzaager and Martin Johnson 2,025 and 450 shares of Common Stock, respectively, in exchange for their shares in Fossil (Australia) Pty. Limited, a subsidiary of the Company, pursuant to the terms of a Share Purchase Agreement. The issuance of the shares of Common Stock was not registered under the Securities Act, but instead the shares were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act.  The transactions were privately negotiated without any general solicitation or advertising.  The purchasers are “sophisticated investors” within the meaning of the Securities Act and have access to all information concerning the Company needed to make an informed decision with respect to the transactions.  The certificates evidencing the shares bear a legend reflecting that the shares are subject to the restriction on transfer under the Securities Act, including Rule 144 promulgated thereunder.

Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s Common Stock during the First Quarter of the Company’s fiscal year 2004.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Month #1 (January 4, 2004 to January 31, 2004)	94,905	$19.3267	94,905	0
Month #2 (February 1, 2004 to February 28, 2004)	—	—	—	—
Month #3 (February 29, 2004 to April 3, 2004	—	—	—	—

Total	94,905	$19.3267	94,905	—

 (1)  No shares were purchased other than through the publicly announced repurchase program during the First Quarter of fiscal year 2004.

 (2)  On September 18, 2000, the Company announced that its board of directors had approved a share repurchase program, pursuant to which up to 5,625,000 shares of the Company’s Common Stock may be repurchased.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of the stockholders of the Company during the First Quarter of fiscal year 2004.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)                                  Exhibits

10.1                           Stock Purchase Agreement between FMW Acquisition, Inc., Tempus International Corp. and Jack Barouh dated March 23, 2004 (without exhibits).

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

(b)                                 Reports on Form 8-K

The Company filed a report on Form 8-K (Items 7 and 12) on February 24, 2004 for a press release, dated February 24, 2004, announcing financial results for the quarter and year ended January 3, 2004.

The Company filed a report on Form 8-K (Item 7) on March 12, 2004 for a press release, dated March 12, 2004, announcing a 3-for-2 stock split in the form of a stock dividend to be paid on April 8, 2004.

The Company filed a report on Form 8-K (Items 5 and 7) on March 24, 2004 for a press release, dated March 23, 2004, announcing the acquisition of Michele Watches and a press release, dated March 24, 2004, announcing the filing of a registration statement for selling stockholders.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOSSIL, INC.

Date: May 12, 2004	/s/ Mike L. Kovar
Mike L. Kovar
Senior Vice President and Chief Financial Officer (Principal financial and accounting officer duly authorized to sign on behalf of Registrant)

EXHIBIT INDEX

Exhibit Number	Document Description

10.1	Stock Purchase Agreement between FMW Acquisition, Inc., Tempus International Corp. and Jack Barouh dated March 23, 2004 (without exhibits).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.