Form 10-K/A
period 2004-01-03
FOSSIL INC
filed 2004-05-18
CIK 883569

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

 Explanatory Note

        Fossil, Inc. is filing this amendment to:

          (i)    amend and restate the last paragraph under Item 9A, in order to clarify that despite the limitations on the effectiveness of controls detailed in Item 9A, based upon the controls evaluation, Fossil's CEO and CFO have concluded that as of the end of the period covered by the Annual Report, the disclosure controls were effective to provide reasonable assurance that material information relating to Fossil and its consolidated subsidiaries is made known to management during the period when Fossil's periodic reports are being prepared; and

          (ii)   amend and restate Exhibits 31.1 and 31.2 in their entirety solely to correct references to "quarter" instead of "annual" and to change "most recent fiscal quarter" to "fourth fiscal quarter."

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

Conclusions

        Based upon the controls evaluation, the Company's CEO and CFO have concluded that as of the end of the period covered by this Annual Report, the Disclosure Controls, despite the limitations noted above, were effective to provide reasonable assurance that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when the Company's periodic reports are being prepared. Further, there have been no changes in the Company's internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
21.1(3)	Subsidiaries of Fossil, Inc.
23.1(1)	Consent of Independent Auditors.
31.1(1)	Certification of Principal Executive Officer
31.2(1)	Certification of Principal Financial Officer
32.1(3)	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2(3)	Certification of Chief Finanical Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

(1)
Filed herewith.
(2)
Management contract or compensatory plan or arrangement.
(3)
Filed with the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

(b)
Reports on Form 8-K

        The Company filed a report on Form 8-K (Item 12) on November 12, 2003 for a press release, dated November 11, 2003, announcing financial results for the quarter ended October 4, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Richardson, State of Texas, on May 18, 2004.

FOSSIL, INC.
/s/ KOSTA N. KARTSOTIS Kosta N. Kartsotis, President, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ TOM KARTSOTIS Tom Kartsotis	Chairman of the Board and Director (Principal Executive Officer)	May 18, 2004
/s/ KOSTA N. KARTSOTIS Kosta N. Kartsotis	President, Chief Executive Officer and Director	May 18, 2004
/s/ MIKE L. KOVAR Mike L. Kovar	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 18, 2004
/s/ MICHAEL W. BARNES Michael W. Barnes	President, International and Special Markets Division and Director	May 18, 2004
/s/ RICHARD H. GUNDY Richard H. Gundy	President, FOSSIL Watches and Director	May 18, 2004
/s/ JAL S. SHROFF Jal S. Shroff	Director	May 18, 2004
/s/ KENNETH W. ANDERSON Kenneth W. Anderson	Director	May 18, 2004
/s/ ALAN J. GOLD Alan J. Gold	Director	May 18, 2004

/s/ MICHAEL STEINBERG Michael Steinberg	Director	May 18, 2004
/s/ DONALD J. STONE Donald J. Stone	Director	May 18, 2004
/s/ ANDREA CAMERANA Andrea Camerana	Director	May 18, 2004

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
21.1(3)	Subsidiaries of Fossil, Inc.
23.1(1)	Consent of Independent Auditors.
31.1(1)	Certification of Principal Executive Officer
31.2(1)	Certification of Principal Financial Officer
32.1(3)	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2(3)	Certification of Chief Finanical Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

(1)
Filed herewith.

(2)
Management contract or compensatory plan or arrangement.
(3)
Filed with the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

QuickLinks

Explanatory Note
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