Form 10-Q
period 2004-07-03
FOSSIL INC
filed 2004-08-12
CIK 883569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 3, 2004

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

Yes ☒  No ☐

The number of shares of Registrant’s common stock outstanding as of August 9, 2004: 70,773,815

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FOSSIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

(In thousands)

	July 3, 2004	January 3, 2004
ASSETS
Current assets:
Cash and cash equivalents	$136,072	$158,062
Short-term marketable investments	5,957	5,991
Accounts receivable – net	105,325	119,852
Inventories	162,186	126,789
Deferred income tax assets	9,320	8,653
Prepaid expenses and other current assets	25,594	19,973
Total current assets	444,454	439,320

Investment in joint venture	5,392	4,635
Property, plant and equipment – net	118,634	116,066
Goodwill – net	57,887	18,390
Intangible and other assets – net	11,535	9,130
	$637,902	$587,541
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$2,768	$2,805
Current portion of obligations under capital leases	95	—
Accounts payable	38,460	32,362
Accrued expenses:
Accrued accounts payable	19,279	16,772
Accrued royalties	8,961	10,543
Compensation	16,925	15,648
Co-op advertising	10,016	14,292
Other	13,555	11,040
Income taxes payable	23,879	22,297
Total current liabilities	133,938	125,759

Deferred income tax liability	41,487	32,861
Obligations under capital leases	1,415	—
Total long-term liabilities	42,902	32,861

Minority interest in subsidiaries	5,246	5,495
Stockholders’ equity:
Common stock, 70,767 and 69,942 shares issued and outstanding, respectively	707	699
Additional paid-in capital	35,525	25,648
Retained earnings	411,479	379,354
Accumulated other comprehensive income	12,216	20,969
Deferred compensation	(4,111)	(3,244)
Total stockholders’ equity	455,816	423,426
	$637,902	$587,541

See notes to condensed consolidated financial statements.

FOSSIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

UNAUDITED

(In thousands, except per share amounts)

	For the 13 Weeks Ended	For the 13 Weeks Ended	For the 26 Weeks Ended	For the 26 Weeks Ended
	July 3, 2004	July 5, 2003	July 3, 2004	July 5, 2003

Net sales	$206,122	$159,593	$405,517	$329,360
Cost of sales	97,101	77,725	192,876	161,876
Gross profit	109,021	81,868	212,641	167,484

Operating expenses:
Selling and distribution	61,237	51,141	118,285	102,279
General and administrative	23,749	14,529	43,842	29,185
Total operating expenses	84,986	65,670	162,127	131,464

Operating income	24,035	16,198	50,514	36,020
Interest expense	5	4	10	8
Other income – net	1,018	512	488	279
Income before income taxes	25,048	16,706	50,992	36,291
Provision for income taxes	9,268	6,317	18,867	13,759
Net income	$15,780	$10,389	$32,125	$22,532

Other comprehensive income (loss), net of taxes:
Currency translation adjustment	(4,246)	1,854	(10,642)	(2,459)
Unrealized (loss) gain on short-term investments	(233)	148	(186)	69
Forward contracts as hedge of intercompany foreign currency payments:
Increase (decrease) in fair values	50	(337)	2,075	331

Total comprehensive income	$11,351	$12,054	$23,372	$20,473

Earnings per share:
Basic	$0.22	$0.15	$0.46	$0.32
Diluted	$0.21	$0.14	$0.43	$0.31
Weighted average common shares outstanding:
Basic	70,641	69,820	70,344	69,719
Diluted	74,518	73,010	74,154	72,685

See notes to condensed consolidated financial statements.

FOSSIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(In thousands)

	For the 26 Weeks Ended July 3, 2004	For the 26 Weeks Ended July 5, 2003
Operating activities:
Net income	$32,125	$22,532
Noncash items affecting net income:
Minority interest in subsidiaries	1,756	1,353
Equity in income of joint venture	(614)	(719)
Depreciation and amortization	10,726	7,880
Deferred compensation amortization	609	413
Tax benefit derived from exercise of stock options	3,321	1,441
(Gain) loss on disposal of assets	(198)	569
Increase (decrease) in allowance for doubtful accounts	1,727	(826)
Decrease in allowance for returns - net of related inventory in transit	(680)	(1,375)
Deferred income taxes	8,006	12,174
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	18,965	19,265
Inventories	(29,311)	1,520
Prepaid expenses and other current assets	(5,480)	(4,600)
Accounts payable	4,889	(14,252)
Accrued expenses	(3,947)	(11,698)
Income taxes payable	1,582	(1,621)
Net cash from operating activities	43,476	32,056
Investing activities:
Business acquisitions, net of cash acquired	(47,096)	(104)
Additions to property, plant and equipment	(11,926)	(16,907)
Proceeds from sale of property, plant and equipment	1,013	231
(Purchase) sale of short-term marketable investments	(153)	86
Increase in intangible and other assets	(783)	(505)
Net cash used in investing activities	(58,945)	(17,199)
Financing activities:
Proceeds from exercise of stock options	6,854	3,888
Acquisition and retirement of common stock	(1,917)	(3,626)
Distribution of minority interest earnings	(2,030)	(1,650)
(Payments) borrowings on notes payable	(331)	36
Net cash from (used in) financing activities	2,576	(1,352)

Effect of exchange rate changes on cash and cash equivalents	(9,097)	1,052
Net (decrease) increase in cash and cash equivalents	(21,990)	14,557
Cash and cash equivalents:
Beginning of period	158,062	112,348

End of period	$136,072	$126,905

See notes to condensed consolidated financial statements.

FOSSIL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1.                                      FINANCIAL STATEMENT POLICIES

Basis of Presentation.  The condensed consolidated financial statements include the accounts of Fossil, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of July 3, 2004, and the results of operations for the thirteen-week periods ended July 3, 2004 and July 5, 2003, respectively and the twenty-six week periods ended July 3, 2004 and July 5, 2003, respectively. All adjustments are of a normal, recurring nature. Reclassification of certain amounts for the thirteen-week and twenty-six week periods ended July 5, 2003, have been made to conform to the presentation for the thirteen-week and twenty-six week periods ended July 3, 2004. These reclassifications did not have a material impact on comparability between the respective periods.

These interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included in Form 10-K filed by the Company pursuant to the Securities Exchange Act of 1934 for the year ended January 3, 2004. Operating results for the thirteen-week and twenty-six week periods ended July 3, 2004, are not necessarily indicative of the results to be achieved for the full year.

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

2.                                      STOCK SPLIT

On March 12, 2004, the Board of Directors of the Company declared a 3-for-2 stock split (“Stock Split”) of the Company’s $0.01 par value common stock (“Common Stock”), effected in the form of a 50% stock dividend payable on April 8, 2004 to stockholders of record on March 26, 2004. Retroactive effect has been given to the Stock Split in stockholders’ equity accounts and in all share and per share data in the consolidated financial statements and notes thereto for all periods presented.

3.                                      STOCK BASED COMPENSATION PLANS

The Company applies the intrinsic value method under Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. No compensation cost has been recognized for the Company’s stock option plans because the quoted market price of the Common Stock at the date of the grant was not in excess of the amount an employee must pay to acquire the Common Stock. SFAS No. 123, “Accounting for Stock-Based Compensation,” prescribes a fair value based method to record compensation cost for stock-based employee compensation plans. Pro forma disclosures as if the Company had adopted the fair value recognition requirements under SFAS No. 123 for stock option awards for the thirteen-week and twenty-six week periods ended July 3, 2004, and July 5, 2003, respectively, are presented in the following table.

	For the 13 Weeks Ended	For the 13 Weeks Ended	For the 26 Weeks Ended	For the 26 Weeks Ended
(In thousands, except per share data)	July 3, 2004	July 5, 2003	July 3, 2004	July 5, 2003

Net income, as reported	$15,780	$10,389	$32,125	$22,532
Add: Stock-based employee compensation included in reported net income, net of tax	446	199	977	412
Deduct: Fair value based compensation expense, net of tax	(1,836)	(1,062)	(3,757)	(2,139)
Pro forma net income	$14,390	$9,526	$29,345	$20,805
Basic earnings per share:
As reported	$0.22	$0.15	$0.46	$0.32
Pro forma under SFAS No. 123	$0.20	$0.14	$0.42	$0.30
Diluted earnings per share:
As reported	$0.21	$0.14	$0.43	$0.31
Pro forma under SFAS No. 123	$0.19	$0.13	$0.40	$0.29

The award of shares under the Company’s 2002 Restricted Stock Plan is accounted for at fair value, and the resulting deferred compensation is amortized to expense over the related vesting periods.

4.                                      INVENTORIES

Inventories consist of the following:

(In thousands)	July 3, 2004	January 3, 2004

Components and parts	$11,906	$8,760
Work-in-process	4,041	4,385
Finished merchandise on hand	112,267	83,059
Merchandise at Company stores	18,332	14,782
Merchandise in-transit from estimated customer returns	15,640	15,803
	$162,186	$126,789

5.                                      FOREIGN CURRENCY HEDGING INSTRUMENTS

The Company periodically enters into forward contracts principally to hedge the future payment of intercompany inventory transactions with its non-U.S. subsidiaries. At July 3, 2004, the Company had forward contracts to sell 17.0 million Euro for approximately $20.5 million, expiring through December 2004 and 2.0 million British Pounds for approximately $3.6 million, expiring through August 2004. If the Company were to settle its Euro and British Pound based contracts at the reporting dates, the net result would be a net loss of approximately $81,000, net of taxes, as of July 3, 2004. This unrealized loss is recognized in accumulated other comprehensive income (loss). The net increase in fair value for the twenty-six week periods ended July 3, 2004, and July 5, 2003, respectively, of approximately $2.1 million and $331,000, is included in other comprehensive income (loss). The net increase for the twenty-six week period ended July 3, 2004 consisted of net gains from these hedges of $4.1 million less $2.0 million of net gains reclassified into earnings.

6.                                      SEGMENT AND GEOGRAPHIC INFORMATION

(In thousands)

	For the 13 Weeks Ended July 3, 2004		For the 13 Weeks Ended July 5, 2003
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
U.S.- exclusive of Stores:
External customers	$89,271	$1,363	$69,045	$2,221
Intergeographic	38,205	—	28,322	—
Other international:
External customers	27,435	14,273	16,617	11,688
Intergeographic	67,699	—	52,701	—
Retail worldwide	28,082	562	23,076	(417)
Europe:
External customers	61,334	7,837	50,855	2,706
Intergeographic	4,696	—	3,678	—
Intergeographic items	(110,600)	—	(84,701)	—
Consolidated	$206,122	$24,035	$159,593	$16,198

	For the 26 Weeks Ended July 3, 2004		For the 26 Weeks Ended July 5, 2003
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
U.S.- exclusive of Stores:
External customers	$173,431	$8,258	$149,732	$10,666
Intergeographic	81,607	—	61,868	—
Other international:
External customers	54,732	31,329	34,123	24,990
Intergeographic	139,551	—	109,139	—
Retail worldwide	49,186	(1,934)	39,149	(4,528)
Europe:
External customers	128,168	12,861	106,356	4,892
Intergeographic	6,023	—	6,566	—
Intergeographic items	(227,181)	—	(177,573)	—
Consolidated	$405,517	$50,514	$329,360	$36,020

7.                                      EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS:

	For the 13 Weeks Ended	For the 13 Weeks Ended	For the 26 Weeks Ended	For the 26 Weeks Ended
(In thousands, except per share data)	July 3, 2004	July 5, 2003	July 3, 2004	July 5, 2003
Numerator:
Net income	$15,780	$10,389	$32,125	$22,532
Denominator:
Basic EPS computation:
Weighted average common shares outstanding	70,641	69,820	70,344	69,719

Basic EPS	$0.22	$0.15	$0.46	$0.32

Diluted EPS computation:
Denominator:
Basic weighted average common shares outstanding	70,641	69,820	70,344	69,719
Stock option conversion	3,877	3,190	3,810	2,966
	74,518	73,010	74,154	72,685

Diluted EPS	$0.21	$0.14	$0.43	$0.31

8.                                      ACQUISITIONS

On April 8, 2004, FMW Acquisition, Inc., a wholly-owned subsidiary of the Company, acquired 100% of the outstanding shares of Tempus International Corp. (d/b/a Michele Watches) based in Miami, Florida for approximately $49 million in cash. Tempus manufactures, markets and distributes watches under the MW® and MW Michele® brand labels. This acquisition was recorded under the purchase method of accounting and goodwill of approximately $40 million was recorded in connection with this transaction. The Company has not completed the final allocation of purchase price to the fair values of assets and liabilities acquired. The Company expects that the ultimate purchase price allocation may include additional adjustments to the fair values of depreciable tangible assets, identifiable intangible assets and the carrying values of certain liabilities. Accordingly, to the extent that such assessments indicate that the fair value of the assets and liabilities differ from their preliminary purchase price allocation, such difference would adjust the amounts allocated to the assets and liabilities and would change the amounts allocated to goodwill.

In a related transaction, on June 8, 2004, MW(Asia), Ltd., a wholly-owned subsidiary of Fossil East Ltd., acquired certain assets and assumed certain contractual obligations of Pace International Ltd. (“Pace”), which provides third party assembly, sourcing, design and quality control services for Michele Watches, for approximately $1 million. This acquisition was recorded under the purchase method of accounting, and no goodwill was recorded in connection with this transaction.

The results of the acquired businesses have been included in the Company’s consolidated financial statements since the respective acquisition dates. Unaudited pro forma results of operations, as if the acquisitions had occurred at the beginning of the fiscal year, are not presented as the pro forma results would not differ materially from the actual amounts reported. The preliminary allocation of the combined purchase price is set forth below:

	Michele Watches	Pace	Total
Total Consideration	$49,143	$1,266	$50,409
Less Estimated Fair Value of Identifiable Assets:
Cash	(3,339)	—	(3,339)
Receivables	(5,380)	—	(5,380)
Inventory	(5,062)	(1,129)	(6,191)
Prepaid expenses and other assets	(142)	—	(142)
Property, plant and equipment, net	(711)	(137)	(848)
Total Assets	(14,634)	(1,266)	(15,900)
Plus Estimated Fair Value of Liabilities:
Accounts payable and accrued expenses	5,468	—	5,468
Other liabilities	331	—	331
Total Liabilities	5,799	—	5,799
Goodwill and other intangibles	$40,308	$—	$40,308

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of Fossil, Inc. and its wholly and majority-owned subsidiaries (the “Company”) for the thirteen and twenty-six week periods ended July 3, 2004 (the “Second Quarter” and “Year To Date Period,” respectively), as compared to the thirteen and twenty-six week periods ended July 5, 2003 (the “Prior Year Quarter” and “Prior Year YTD Period,” respectively). This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes attached hereto. Retroactive effect has been given to the Stock Split in stockholders’ equity accounts and in all share and per share data in the consolidated financial statements and notes thereto for all periods presented.

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

Revenues.  Revenues are recognized at the point the goods leave our distribution center for the customer. Because the majority of our customers pay freight and do not have stated rights of inspection, title transfers at the point in time the goods leave our dock. We will accept limited returns and will request that a customer return a product if we feel the customer has an excess of any style that we have identified as being a poor performer for that customer or geographic location. While such returns have historically been within management’s expectations and the provisions established, future return rates may differ from those experienced in the past. Any significant increase in product damages or defects and the resulting credit returns could have an adverse impact on the operating results for the period or periods in which such returns materialize.

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

Asset Impairment.  The Company tests for asset impairment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable from estimated future cash flows. The Company applies SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, in order to determine whether or not an asset is impaired. Management evaluates the ongoing value of assets, primarily leasehold improvements and in-store fixturing, associated with its owned retail stores that have been open longer than one year. When undiscounted cash flows estimated to be generated through the operations of its owned retail stores are less than the carrying value of those assets, impairment losses are recorded in selling and distribution expenses. Should actual results or market conditions differ from those anticipated, additional losses may be recorded.

Goodwill.  The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, on January 6, 2002.  In accordance with SFAS No. 142, the Company evaluates goodwill for impairment by comparing the fair value of the reporting unit to the book value. The fair value of the Company’s reporting units is estimated using discounted cash flow methodologies and market comparable information. Based on the analysis, if the implied fair value of each reporting unit exceeds the book value of the goodwill, no impairment loss is recognized.

Second Quarter Highlights

•                  The Company completed a three-for-two stock split paid in the form of a 50% stock dividend on April 8, 2004.

•                  During April, the Company announced that it had entered into a licensing agreement for MICHAEL Michael Kors® watches that will launch in the second half of fiscal 2004.

•                  The Company completed a secondary offering of its common stock on behalf of selling shareholders for approximately 7.3 million shares.

•                  Michele Watches, acquired on April 8, 2004, contributed $10.5 million in net sales during the Second Quarter.

•                  Net sales from the Company’s domestic accessories and sunglass businesses increased 25% during the Second Quarter compared to the Prior Year Quarter.

•                  Sales generated from the Company’s other international segment, which includes its subsidiaries in the Far East and Canada and its export business from the U.S., increased approximately 65% during the Second Quarter with growth in all geographic areas and all brands.

•                  The Company operated 124 retail locations (57 outlet and 67 full-price) at the end of the Second Quarter compared to 112 stores (50 outlet and 62 full-price) at the end of the Prior Year Quarter.

•                  Sales of licensed brand watches increased by 28% during the Second Quarter and represent approximately 25% of the Company’s consolidated net sales.

•                  Sales generated from the Company’s RELIC watch brand increased approximately 43% during the Second Quarter compared to the Prior Year Quarter.

•                  Following the end of the Second Quarter, the Company announced that it had entered into a licensing agreement for MARC JACOBS® and MARC by MARC JACOBS® watches.

Results of Operations

The following table sets forth, for the periods indicated, (i) the percentages of the Company’s net sales represented by certain line items from the Company’s condensed consolidated statements of income and (ii) the percentage changes in these line items.

	Percentage of Net Sales		Percentage Change	Percentage of Net Sales		Percentage Change
	For the 13 Weeks Ended		For the 13 Weeks Ended	For the 26 Weeks Ended		For the 26 Weeks Ended
	July 3, 2004	July 5, 2003	July 3, 2004	July 3, 2004	July 5, 2003	July 3, 2004
Net sales	100.0%	100.0%	29.2%	100.0%	100.0%	23.1%
Cost of sales	47.1	48.7	24.9	47.6	49.2	19.2
Gross profit	52.9	51.3	33.2	52.4	50.8	27.0
Selling and distribution expenses	29.7	32.0	19.7	29.1	31.0	15.6
General and administrative expenses	11.5	9.1	63.5	10.8	8.9	50.2
Operating income	11.7	10.2	48.4	12.5	10.9	40.2
Interest expense	0.0	0.0	25.0	0.0	0.0	25.0
Other income-net	0.5	0.3	98.8	0.1	0.1	74.9
Income before income taxes	12.2	10.5	49.9	12.6	11.0	40.5
Income taxes	4.5	4.0	46.7	4.7	4.2	37.1
Net income	7.7%	6.5%	51.9%	7.9%	6.8%	42.6%

Net Sales.  The following table sets forth certain components of the Company’s consolidated net sales and the percentage relationship of the components to consolidated net sales for the periods indicated (in millions, except percentage data):

	Amounts		% of Total
	For the 13 Weeks Ended		For the 13 Weeks Ended
	July 3, 2004	July 5, 2003	July 3, 2004	July 5, 2003
International:
Europe	$61.3	$50.9	30%	32%
Other	27.5	16.6	13	10
Total International	88.8	67.5	43	42

Domestic:
Watch products	55.5	42.1	27	26
Other products	33.7	26.9	16	17
Total Domestic	89.2	69.0	43	43

Retail Worldwide	28.1	23.1	14	15

Total Net Sales	$206.1	$159.6	100%	100%

	Amounts		% of Total
	For the 26 Weeks Ended		For the 26 Weeks Ended
	July 3, 2004	July 5, 2003	July 3, 2004	July 5, 2003
International:
Europe	$128.1	$106.4	32%	32%
Other	54.8	34.1	13	11
Total International	182.9	140.5	45	43

Domestic:
Watch products	100.0	84.9	25	26
Other products	73.4	64.8	18	19
Total Domestic	173.4	149.7	43	45

Retail Worldwide	49.2	39.2	12	12

Total Net Sales	$405.5	$329.4	100%	100%

The following table is intended to illustrate by factor the total of the year-over-year percentage change in sales by segment and on a consolidated basis:

	Analysis of Percentage Change in Sales Versus Prior Year Quarter Attributable to Changes in the Following Factors
	Exchange Rates	Acquisitions	Organic Growth	Total Change
Europe	7.2%	0.0%	13.4%	20.6%
Other International	2.8%	7.8%	54.6%	65.2%
Domestic Wholesale	0.0%	13.4%	15.9%	29.3%
Retail Worldwide	0.8%	0.0%	20.8%	21.6%
Total	2.7%	6.6%	19.9%	29.2%

	Analysis of Percentage Change in Sales Versus Prior Year YTD Period Attributable to Changes in the Following Factors
	Exchange Rates	Acquisitions	Organic Growth	Total Change
Europe	11.7%	0.0%	8.8%	20.5%
Other International	3.8%	3.8%	52.7%	60.3%
Domestic Wholesale	0.0%	6.2%	9.6%	15.8%
Retail Worldwide	1.4%	0.0%	24.2%	25.6%
Total	4.3%	3.2%	15.6%	23.1%

Net Sales Related to Acquisitions. During April, the Company acquired Michele Watches which manufactures, markets and distributes watches under the MW® and MW Michele® brand labels. During the Second Quarter, Michele contributed net sales of $10.5 million consisting of $9.2 million included in the Company’s domestic wholesale segment and $1.3 million in the Company’s other international segment.

International Net Sales.  Excluding the impact on sales growth attributable to foreign currency rate changes as noted in the above table, European sales growth was driven principally by sales volume increases in licensed brand watches, FOSSIL jewelry and FOSSIL watches. Other international sales increases were primarily related to sales volume increases in licensed brand and FOSSIL watches.  The Company believes it maintains a competitive advantage as a result of its long-term relationships and strength of its business with retailers throughout the international marketplace. The Company further believes its portfolio of global watch brands and its ability to acquire additional brands position it for further penetration internationally as it continues to take shelf space from lesser-known local and regional brands. The Company believes these brands do not have the marketing strength, distribution network or the global brand recognition in comparison to the brands included in its watch portfolio.

Domestic Net Sales.  Excluding the impact on sales growth attributable to acquisitions as noted in the above table, domestic watch sales increased 9.9% during the Second Quarter primarily as a result of sales volume increases in RELIC and licensed brand watches and the launch of the Company’s mass-market initiative. The Company believes the increase in RELIC watch sales is due to the introduction of new styles, including those with enhanced dial movements, and new customers added in late 2003. Increased sales in the licensed watch category were primarily related to BURBERRY, CALLAWAY and EMPORIO ARMANI watches. The Company launched watches to the mass-market channel in the Second Quarter with sales to Wal-Mart. Second Quarter sales of FOSSIL watches, which comprises the majority of the domestic watch category, increased 1.6%.  Over the balance of the year, management believes it can gain additional market share for FOSSIL and its other watch brands in the U.S. market by expanding into both a greater number of locations with its existing retailers as well as adding retailers for certain brands that it believes are under-penetrated.  The Company believes this can be accomplished by utilizing the talent of its broad-based design group and exploiting the speed of its supply chain that it believes allows for a quicker response to changes in fashion trends than its competitors. Adding to the growth in domestic net sales for the Second Quarter were the Company’s accessory and sunglass businesses that rose 25.3% compared to the Prior Year Quarter with particular strength in FOSSIL women’s accessories, RELIC accessories and FOSSIL eyewear as a result of sales volume growth. The influence of fashion colors and increased point of sale marketing resulted in deeper market penetration for these product categories. During the Year-To-Date Period, the Company experienced the same growth drivers domestically, with the exception of FOSSIL watches that experienced a slight decrease in sales when compared to the Prior Year YTD Period, primarily due to a 5.2% decrease in net sales during the first quarter of 2004.

Retail Worldwide Net Sales.  Sales from Company-owned retail stores worldwide increased 21.6% during the Second Quarter as a result of a 13.0% increase in the average number of stores opened during the quarter and comparable store sales gains of 11.5%. The Company believes its double-digit comparable store growth during the Second Quarter was attributable to better in-store merchandising and visual presentation and lower quantities of discounted merchandise available in comparison to the Prior Year Quarter that resulted in higher average selling prices during the Second Quarter. For the Year-To-Date Period, net sales increased 25.6% as a result of a 12.5% increase in the average number of stores opened during the quarter and comparable store sales gains of 13.8%.

Gross Profit.  Gross profit margin expanded by 160 basis points to 52.9% in the Second Quarter compared to 51.3% in the prior year period. The increase in gross profit margin is mainly attributable to an approximate 300 basis points increase related to currency gains from stronger foreign currencies, primarily the Euro. To a lesser extent, the increase in gross profit margin was attributable to growth in the Company’s international sales as a percentage of total sales. International sales generally produce higher gross profit margins than the Company’s historical consolidated gross profit margin primarily due to slightly higher average unit selling prices. Offsetting these positive impacts on gross profit margin was an increase in the Company’s reserves for excess and obsolete inventories of approximately $3.2 million primarily related to its tech watch division. During the Second Quarter, gross profit margin from the Company’s domestic wholesale businesses remained relatively unchanged while gross profit margin related to the Company’s retail stores increased slightly in comparison to the Prior Year Quarter. For the Year-To-Date Period, gross profit margin increased by 160 basis points to 52.4% compared to 50.8% in the Prior Year YTD Period as a result of currency gains and a higher mix of sales from the Company’s international businesses, offset by an increase in reserves for excess and obsolete inventories.

Operating Expenses. Operating expenses, as a percentage of net sales, increased to 41.2% in the Second Quarter compared to 41.1% in the Prior Year Quarter. Included in Second Quarter operating expenses is approximately $1.4 million in additional costs related to the translation impact of stronger foreign currencies into U.S. dollars and $2.8 million related to operating expenses of Michele. Excluding the currency impact, Michele expenses and sales volume increases, operating expenses, as a percentage of net sales, increased mainly due to the following: (i) professional fees (ii) depreciation and amortization expense and (iii) bad debt expenses. Increases in professional fees were primarily related to development cost associated with the Company’s U.S.-based SAP system implemented in July 2003, accounting and legal fees incurred in connection with the Company’s European reorganization project and consulting costs related to the Company’s Sarbanes-Oxley Section 404 Readiness Effort. Depreciation and amortization expense increases are related to the Company’s U.S.-based SAP software implementation which commenced in the third quarter of 2003, as well as other capital additions made in 2003, including the new European warehouse opened in September 2003. The increase in bad debt expense was principally due to an increase in the Company’s bad debt provisions as a result of a higher accounts receivable balance at the end of the Second Quarter compared to the end of the Prior Year Quarter. Advertising costs, as a percentage of net sales, increased slightly to 8.0% of net sales in the Second Quarter compared to 7.8% of net sales in the Prior Year Quarter. For the Year-To-Date Period, operating expenses, as a percentage of net sales, remained unchanged at 39.9% as compared to the Prior Year YTD Period.

Operating Income. Gross profit increased by approximately $27 million, or 33%, during the Second Quarter as a result of strong sales gains combined with improvements in gross profit margin. This increase in gross profit more than offset increased operating expenses, resulting in an increase in the Company’s Second Quarter operating profit margin of 150 basis points to 11.7% of net sales compared to 10.2% of net sales in Prior Year Quarter.  For the Year-To-Date Period, operating income as a percentage of net sales increased 160 basis points to 12.5% compared to 10.9% during the Prior Year YTD Period.  Operating income for the Second Quarter and Year-To-Date Period included approximately $7 million and $10 million, respectively, of additional income as a result of the effects of stronger foreign currencies.

Other Income (Expense) - Net. Other income (expense) primarily reflects interest income from cash investments, royalty income, foreign currency gains and losses, minority interest expense of the Company’s majority-owned subsidiaries and equity in the earnings (losses) of its non-consolidated joint venture. During the Second Quarter and Year-To-Date Period, other income (expense) increased favorably by approximately $500,000 and $200,000, respectively, primarily as a result of currency gains from non-inventory related transactions.

Provision For Income Taxes. During the Second Quarter and Year-To-Date Period, the Company’s effective income tax rate decreased to 37% compared to 38% in the prior year comparable periods. This decrease was primarily related to a higher percentage of income generated from countries whose statutory income tax rates are lower than the Company’s historical average income tax rate.

2004 Net Sales and Earnings Estimates.  The Company believes third quarter 2004 diluted earnings per share will approximate $0.30 compared to diluted earnings per share of $0.23 in the third quarter of 2003. For fiscal 2004, the Company currently estimates diluted earnings per share in a range of $1.21 to $1.24 compared to its previous guidance range of $1.17 to $1.20. This increase is primarily related to the Company’s better than expected results through the first six months of the year. The low-end of the Company’s current guidance for the full fiscal year represents growth of approximately 30% over Fiscal 2003 actual diluted earnings per share of $0.93. Management expects revenue increases for the second half of the Company’s fiscal year to be approximately 20%.

Liquidity and Capital Resources

The Company’s general business operations historically have not required substantial cash needs during the first several months of its fiscal year. Generally, starting in the second quarter, its cash needs begin to increase, typically reaching their peak in the September-November time frame. The Company’s cash holdings and short-term marketable securities as of the end of the Second Quarter increased to $142.0 million in comparison to $132.5 million at the end of the Prior Year Quarter. However, combined cash holdings and short-term marketable securities decreased $22.1 million since the end of the previous year. This decrease is primarily the result of $47 million of net cash used to acquire Michele Watches and $12 million related to fixed asset purchases partially offset by $43 million of cash generated from operating activities and $3 million from financing activities. Cash flows generated from operating activities were primarily related to increased net income, while cash flows generated from financing activities were comprised of $7 million of proceeds from the exercise of stock options partially offset by repurchases of common stock and distributions of minority interest earnings.

Accounts receivable increased approximately 49.1% to $105.3 million compared to $70.6 million at the end of the prior year quarter. Days sales outstanding increased to 46 days for the Second Quarter compared to 40 days in the Prior Year Quarter, primarily due to the shift to a higher percentage of sales from international markets and an increase in the average collection cycle.  On a sequential quarter basis, days sales outstanding decreased 5 days from 51 days in the first quarter of 2004.  Inventory at quarter-end was $162.2 million, 36.3% above prior year comparable period inventory levels of $119.0 million and slightly higher than the 29.2% Second Quarter sales increase. This increase primarily relates to a $10 million increase in the Company’s domestic accessories and sunglass inventories as a result of receipt timings. Management expects these categories to record continued strong double-digit sales gains in the second half of the year and expects inventory levels to be more consistent with net sales increases at the end of the third quarter of 2004.

At the end of the Second Quarter, the Company had working capital of $310.5 million compared to working capital of $260.9 million at the end of the Prior Year Quarter.  At the end of the Second Quarter, the Company had approximately $2.8 million of outstanding borrowings under a short-term facility in Japan ("Japan Credit Facility"), bearing interest at the Euroyen rate (approximately 0.7% at the end of the Second Quarter), due October 2004.  Additionally, the Company has available to it a $40 million short-term revolving credit facility with its primary bank.  No borrowings under this credit facility have been incurred to-date, however, the Company has approximately $8 million outstanding in letters of credit and $2.8 million of borrowings under its Japan Credit Facility which reduces its available borrowings under this facility to $29 million.

During 2004, the Company estimates non-acquisition related capital expenditures to be just over $20 million, primarily related to funding additional computer software implementation cost and hardware purchases, leasehold and owned-facility improvements and warehouse equipment purchases. In addition, the Company intends to continue its stock repurchase program over time to partially offset the dilutive effect of stock options granted. This program could add an additional $12 to $15 million to its capital requirements in 2004. Management believes that cash flow from operations combined with existing cash on hand will be sufficient to fund its capital needs during 2004. The Company also has access to approximately $29 million in availability under its primary bank credit facility should additional funds be required.

Forward-Looking Statements

Included within management’s discussion of the Company’s operating results, “forward-looking statements” were made within the meaning of the Private Securities Litigation Reform Act of 1995 regarding expectations for 2004. The actual results may differ materially from those expressed by these forward-looking statements. Significant factors that could cause the Company’s 2004 operating results to differ materially from management’s current expectations include, among other items, significant changes in consumer spending patterns or preferences, competition in the Company’s product areas, acts of war or acts of terrorism, international in comparison to domestic sales mix, changes in foreign currency valuations in relation to the United States dollar, principally the Euro and Pound Sterling, an inability of management to control operating expenses in relation to net sales without damaging the long-term direction of the Company and the risks and uncertainties set forth in the Company’s Registration Statement on Form S-3 dated May 25, 2004.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a multinational enterprise, the Company is exposed to changes in foreign currency exchange rates. The most significant foreign currency risk relates to the Euro and the British Pound as compared to the U.S. dollar. Due to the vertical nature of the business whereby a significant portion of goods are sourced from the Company’s owned facilities, the foreign currency risks relate primarily to the necessary current settlement of intercompany inventory transactions. The Company employs a variety of practices to manage this market risk, including its operating and financing activities and, where deemed appropriate, the use of foreign currency forward contracts. The use of these instruments allows management to offset exposure to rate fluctuations because the gains or losses incurred on the derivative instruments will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Derivative instruments are used only for risk management purposes and are not used for speculation or for trading. There were no significant changes in how the Company manages foreign currency transactional exposure during the Second Quarter and management does not anticipate any significant changes in such exposures or in the strategies it employs to manage such exposure in the near future.

At the end of the Second Quarter, the Company had outstanding foreign exchange contracts to sell (i) 17.0 million Euro for approximately $20.5 million, expiring through December 2004, and (ii) approximately 2.0 million British Pounds for approximately $3.6 million, expiring through August 2004. If the Company were to settle its Euro and British Pound based contracts at the end of the Second Quarter, the net result would be a loss of approximately $81,000, net of taxes. Exclusive of these outstanding foreign exchange contracts or other operating or financing activities that may be employed, a measurement of the unfavorable impact of a 10 percent change in the Euro and British Pound as compared to the U.S. dollar would have on the Company’s operating profits and stockholder’s equity is presented in the following paragraph.

At the end of the Second Quarter, a 10 percent unfavorable change in the U.S. dollar against the Euro and British Pound involving balance sheet transactional exposures would not have a material effect on net pretax income. The translation of the balance sheets of our European and United Kingdom-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. At the end of the Second Quarter, a 10 percent unfavorable change in the exchange rate of the U.S. dollar against the Euro and British Pound would have reduced stockholder’s equity by approximately $7 million. In the view of management, the risks associated with exchange rate changes in other currencies are not material and these hypothetical losses resulting from these assumed changes in foreign currency exchange rates are not material to the Company’s consolidated financial position, results of operation or cash flows.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon the controls evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report, the disclosure controls were effective to provide reasonable assurance that material information relating to the Company and its consolidated subsidiaries is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when the Company’s period reports are being prepared.  There have been no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its annual meeting of stockholders (the “Meeting”) on May 26, 2004.  At the Meeting, the stockholders voted upon (i) a proposal to elect three (3) directors of the Company to serve for a term of three years or until their respective successors are elected and qualified (“Proposal 1”); and (ii) a proposed amendment to the 1993 Incentive Plan to rename it and to expand the class of persons eligible to receive awards (“Proposal 2”). No other matters were voted on at the Meeting. A total of 42,971,105 shares were represented at the Meeting.

The number of shares that were voted for, and that were withheld from, each of the director nominees in Proposal 1 is as follows:

Director Nominee	For	Withheld
Tom Kartsotis	32,448,846	10,522,259
Jal S. Shroff	31,404,799	11,566,306
Donald J. Stone	41,274,961	1,696,144

The directors whose term of office as a director continued after the Meeting are Kosta Kartsotis, Michael W. Barnes, Kenneth W. Anderson, Alan J. Gold, Michael Steinberg, and Andrea Camerana.

The number of shares that were voted for, against and abstained from Proposal 2 is as follows:

For	Against	Abstain	Broker Non-Votes
37,096,305	2,107,787	1,251,605	2,515,408

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

(b)           Reports on Form 8-K

The Company filed a report on Form 8-K (Items 5 and 7) on April 15, 2004 for a press released, dated April 14, 2004, announcing the completion of the acquisition of Tempus International Corp.

The Company filed a report on Form 8-K (Items 7 and 12) on May 10, 2004 for a press release, dated May 10, 2004, announcing financial results for the quarter ended April 3, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOSSIL, INC.

Date: August 12, 2004	/s/ Mike L. Kovar
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