Form 10-Q
period 2004-10-02
FOSSIL INC
filed 2004-11-12
CIK 883569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 2, 2004

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

Yes  ☒  No  ☐

The number of shares of Registrant’s common stock outstanding as of November 8, 2004: 71,118,335

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FOSSIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

 (In thousands)

	October 2, 2004	January 3, 2004
ASSETS
Current assets:
Cash and cash equivalents	$97,465	$158,062
Short-term marketable investments	6,175	5,991
Accounts receivable – net	143,158	119,852
Inventories	208,054	126,789
Deferred income tax assets	9,769	8,653
Prepaid expenses and other current assets	32,689	19,973
Total current assets	497,310	439,320

Investment in joint venture	5,847	4,635
Property, plant and equipment – net	118,904	116,066
Goodwill – net	57,086	18,390
Intangible and other assets – net	11,359	9,130
	$690,506	$587,541
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$2,714	$2,805
Current portion of obligations under capital leases	115	—
Accounts payable	49,810	32,362
Accrued expenses:
Accrued accounts payable	19,876	16,772
Accrued royalties	7,392	10,543
Compensation	17,178	15,648
Co-op advertising	11,167	14,292
Other	20,405	11,040
Income taxes payable	40,847	22,297
Total current liabilities	169,504	125,759

Deferred income tax liability	26,122	32,861
Obligations under capital leases	1,411	—
Total long-term liabilities	27,533	32,861

Minority interest in subsidiaries	5,923	5,495
Stockholders’ equity:
Common stock, 71,125 and 69,942 shares issued and outstanding, respectively	711	699
Additional paid-in capital	41,501	25,648
Retained earnings	434,851	379,354
Accumulated other comprehensive income	15,125	20,969
Deferred compensation	(4,642)	(3,244)
Total stockholders’ equity	487,546	423,426
	$690,506	$587,541

See notes to condensed consolidated financial statements.

FOSSIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

UNAUDITED

(In thousands, except per share amounts)

	For the 13 Weeks Ended October 2, 2004	For the 13 Weeks Ended October 4, 2003	For the 39 Weeks Ended October 2, 2004	For the 39 Weeks Ended October 4, 2003

Net sales	$236,043	$192,616	$641,560	$521,976
Cost of sales	114,497	95,640	307,373	257,516
Gross profit	121,546	96,976	334,187	264,460

Operating expenses:
Selling and distribution	60,932	52,084	179,217	154,363
General and administrative	22,538	17,508	66,380	46,693
Total operating expenses	83,470	69,592	245,597	201,056

Operating income	38,076	27,384	88,590	63,404
Interest expense	4	18	14	26
Other (expense) income – net	(898)	(183)	(410)	96
Income before income taxes	37,174	27,183	88,166	63,474
Provision for income taxes	13,802	10,383	32,669	24,142
Net income	$23,372	$16,800	$55,497	$39,332

Other comprehensive income (loss), net of taxes:
Currency translation adjustment	2,736	2,341	(7,906)	(118)
Unrealized gain (loss) on short-term investments	144	(68)	(42)	1
Forward contracts as hedge of intercompany foreign currency payments:
Increase in fair values	29	707	2,104	1,038

Total comprehensive income	$26,281	$19,780	$49,653	$40,253

Earnings per share:
Basic	$0.33	$0.24	$0.79	$0.56
Diluted	$0.31	$0.23	$0.75	$0.54
Weighted average common shares outstanding:
Basic	70,889	69,959	70,525	69,799
Diluted	74,772	73,640	74,365	73,056

See notes to condensed consolidated financial statements.

FOSSIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(In thousands)

	For the 39 Weeks Ended October 2, 2004	For the 39 Weeks Ended October 4, 2003
Operating activities:
Net income	$55,497	$39,332
Noncash items affecting net income:
Minority interest in subsidiaries	3,374	2,364
Equity in income of joint venture	(757)	(978)
Depreciation and amortization	16,597	13,241
Deferred compensation amortization	973	659
Tax benefit derived from exercise of stock options	5,840	2,157
(Gain) loss on disposal of assets	(157)	423
Increase in allowance for doubtful accounts	2,542	138
(Decrease) increase in allowance for returns - net of related inventory in transit	(667)	141
Deferred income taxes	(7,824)	17,595
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(19,863)	(31,394)
Inventories	(75,013)	(17,457)
Prepaid expenses and other current assets	(12,575)	(3,726)
Accounts payable	16,285	(9,704)
Accrued expenses	3,335	(1,853)
Income taxes payable	18,550	(757)
Net cash from operating activities	6,137	10,181
Investing activities:
Business acquisitions, net of cash acquired	(47,096)	(104)
Additions to property, plant and equipment	(18,971)	(23,674)
Proceeds from sale of property, plant and equipment	1,013	—
Purchase of short-term marketable investments	(226)	(233)
Increase in intangible and other assets	(704)	(896)
Net cash used in investing activities	(65,984)	(24,907)
Financing activities:
Proceeds from exercise of stock options	9,420	6,837
Acquisition and retirement of common stock	(1,917)	(10,010)
Distribution of minority interest earnings	(2,972)	(1,650)
(Payments) borrowings on notes payable	(331)	4,830
Net cash from financing activities	4,200	7

Effect of exchange rate changes on cash and cash equivalents	(4,950)	3,392
Net decrease in cash and cash equivalents	(60,597)	(11,327)
Cash and cash equivalents:
Beginning of period	158,062	112,348

End of period	$97,465	$101,021

See notes to condensed consolidated financial statements.

FOSSIL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1.                                      FINANCIAL STATEMENT POLICIES

Basis of Presentation.  The condensed consolidated financial statements include the accounts of Fossil, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of October 2, 2004, and the results of operations for the thirteen and the thirty-nine week periods ended October 2, 2004 and October 4, 2003, respectively. All adjustments are of a normal, recurring nature. Reclassification of certain amounts for the thirteen-week and thirty-nine week periods ended October 4, 2003, have been made to conform to the presentation for the thirteen-week and thirty-nine week periods ended October 2, 2004. These reclassifications did not have a material impact on comparability between the respective periods.

These interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included in Form 10-K filed by the Company pursuant to the Securities Exchange Act of 1934 for the year ended January 3, 2004. Operating results for the thirteen-week and thirty-nine week periods ended October 2, 2004, are not necessarily indicative of the results to be achieved for the full year.

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

Business.  Fossil is a design, development, marketing and distribution company that specializes in consumer products predicated on fashion and value. The FOSSIL brand name was developed to convey a distinctive fashion, quality and value message and a brand image reminiscent of an earlier time that suggests a time of fun, fashion and humor. Since its inception in 1984, the Company has grown into a global watch company with a well-recognized branded portfolio delivered over an extensive distribution network. The Company’s principal offerings include an extensive line of watches sold under its proprietary and licensed brands. The Company also offers complementary lines of small leather goods, belts, handbags, sunglasses, jewelry and apparel. The Company’s centralized infrastructure in design/development and production/sourcing allows it to leverage the strength of its branded watch portfolio over an extensive global distribution network. The Company’s products are sold primarily through department stores and other major retailers, both domestically and in over 90 countries worldwide.

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

3.                                      STOCK BASED COMPENSATION PLANS

The Company applies the intrinsic value method under Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. No compensation cost has been recognized for the Company’s stock option plans because the quoted market price of the Common Stock at the date of the grant was not in excess of the amount an employee must pay to acquire the Common Stock. SFAS No. 123, “Accounting for Stock-Based Compensation,” prescribes a fair value based method to record compensation cost for stock-based employee compensation plans. Pro forma disclosures as if the Company had adopted the fair value recognition requirements under SFAS No. 123 for stock option awards for the thirteen-week and thirty-nine week periods ended October 2, 2004, and October 4, 2003, respectively, are presented in the following table.

(In thousands, except per share data)	For the 13 Weeks Ended October 2, 2004	For the 13 Weeks Ended October 4, 2003	For the 39 Weeks Ended October 2, 2004	For the 39 Weeks Ended October 4, 2003

Net income, as reported	$23,372	$16,800	$55,497	$39,332
Add: Stock-based employee compensation included in reported net income, net of tax	237	199	871	467
Deduct: Fair value based compensation expense, net of tax	(1,600)	(1,050)	(4,959)	(3,022)
Pro forma net income	$22,009	$15,949	$51,409	$36,777
Basic earnings per share:
As reported	$0.33	$0.24	$0.79	$0.56
Pro forma under SFAS No. 123	$0.31	$0.23	$0.73	$0.53

Diluted earnings per share:
As reported	$0.31	$0.23	$0.75	$0.54
Pro forma under SFAS No. 123	$0.29	$0.22	$0.69	$0.50

The award of shares under the Company’s 2002 Restricted Stock Plan is accounted for at fair value, and the resulting deferred compensation is amortized to expense over the related vesting periods.

4.                                      INVENTORIES

Inventories consist of the following:

(In thousands)	October 2, 2004	January 3, 2004

Components and parts	$14,008	$8,760
Work-in-process	4,400	4,385
Finished merchandise on hand	153,726	83,059
Merchandise at Company stores	20,114	14,782
Merchandise in-transit from estimated customer returns	15,806	15,803

	$208,054	$126,789

5.             DEBT

On September 30, 2004, the Company executed the renewal of its Loan Agreement and Revolving Line of Credit Note (the “Revolver”) with its primary bank, dated September 23, 2004, whereby the bank will provide a revolving line of credit of up to $50 million. The Revolver is secured by 65% of the issued and outstanding shares of certain subsidiaries of the Company pursuant to a Stock Pledge Agreement. The Revolver requires the maintenance of net worth, quarterly income, working capital and financial ratios. Borrowings under the Revolver shall bear interest at the option of Borrower (i) at the LIBOR base rate plus 50 basis points, or (ii) at the lesser of (a) the higher of the bank’s prime rate less 1% or 3.0%, or (b) the maximum rate allowed by law. There are no borrowings currently outstanding under the Revolver.

6.                                      FOREIGN CURRENCY HEDGING INSTRUMENTS

The Company periodically enters into forward contracts principally to hedge the future payment of intercompany inventory transactions with its non-U.S. subsidiaries. At October 2, 2004, the Company had forward contracts to sell 13.9 million Euro for approximately $16.8 million, expiring through February 2005 and 8 million Swiss Francs for approximately $6.4 million, expiring December 2004. If the Company were to settle its Euro and Swiss Franc based contracts at the reporting dates, the net result would be a net loss of approximately $52,000, net of taxes, as of October 2, 2004. This unrealized loss is recognized in accumulated other comprehensive income (loss). The net increase in fair value for the thirty-nine week periods ended October 2, 2004, and October 4, 2003, of approximately $2.1 million and $1.0 million, respectively, is included in other comprehensive income (loss). The net increase for the thirty-nine week period ended October 2, 2004 consisted primarily of $2.1 million of net losses reclassified into earnings.

7.                                      SEGMENT AND GEOGRAPHIC INFORMATION

(In thousands)

	For the 13 Weeks Ended October 2, 2004		For the 13 Weeks Ended October 4, 2003
	Net Sales	Operating Income	Net Sales	Operating Income
U.S.- exclusive of Stores:
External customers	$99,732	$3,603	$84,589	$9,230
Intergeographic	55,294	—	38,845	—
Other international:
External customers	36,477	26,219	20,961	15,637
Intergeographic	107,372	—	72,796	—
Retail worldwide	34,872	2,217	27,834	1,094
Europe:
External customers	64,962	6,037	59,232	1,423
Intergeographic	18,713	—	3,819	—
Intergeographic items	(181,379)	—	(115,460)	—
Consolidated	$236,043	$38,076	$192,616	$27,384

	For the 39 Weeks Ended October 2, 2004		For the 39 Weeks Ended October 4, 2003
	Net Sales	Operating Income	Net Sales	Operating Income (Loss)
U.S.- exclusive of Stores:
External customers	$273,163	$11,861	$234,321	$19,896
Intergeographic	136,901	—	100,713	—
Other international:
External customers	91,209	57,548	55,084	40,627
Intergeographic	246,923	—	181,935	—
Retail worldwide	84,058	283	66,983	(3,434)
Europe:
External customers	193,130	18,898	165,588	6,315
Intergeographic	24,736	—	10,385	—
Intergeographic items	(408,560)	—	(293,033)	—
Consolidated	$641,560	$88,590	$521,976	$63,404

8.                                      EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS:

(In thousands, except per share data)	For the 13 Weeks Ended October 2, 2004	For the 13 Weeks Ended October 4, 2003	For the 39 Weeks Ended October 2, 2004	For the 39 Weeks Ended October 4, 2003
Numerator:
Net income	$23,372	$16,800	$55,497	$39,332
Denominator:
Basic EPS computation:
Weighted average common shares outstanding	70,889	69,959	70,525	69,799

Basic EPS	$0.33	$0.24	$0.79	$0.56

Diluted EPS computation:
Denominator:
Basic weighted average common shares outstanding	70,889	69,959	70,525	69,799
Stock option conversion	3,883	3,681	3,840	3,257
	74,772	73,640	74,365	73,056

Diluted EPS	$0.31	$0.23	$0.75	$0.54

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of Fossil, Inc. and its wholly and majority-owned subsidiaries (the “Company”) for the thirteen and thirty-nine week periods ended October 2, 2004 (the “Third Quarter” and “Year To Date Period,” respectively), as compared to the thirteen and thirty-nine week periods ended October 4, 2003 (the “Prior Year Quarter” and “Prior Year YTD Period,” respectively). This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes attached hereto. Retroactive effect has been given to the Stock Split in stockholders’ equity accounts and in all share and per share data in the condensed consolidated financial statements and notes thereto for all periods presented.

General

Fossil is a design, development, marketing and distribution company that specializes in consumer products predicated on fashion and value. The FOSSIL brand name was developed to convey a distinctive fashion, quality and value message and a brand image reminiscent of an earlier time that suggests a time of fun, fashion and humor. Since its inception in 1984, the Company has grown into a global watch company with a well-recognized branded portfolio delivered over an extensive distribution network. The Company’s principal offerings include an extensive line of watches sold under its proprietary and licensed brands. The Company also offers complementary lines of small leather goods, belts, handbags, sunglasses, jewelry and apparel. The Company’s centralized infrastructure in design/development and production/sourcing allows it to leverage the strength of its branded watch portfolio over an extensive global distribution network.

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

Revenues.  Revenues are recognized at the point the goods leave the distribution center for the customer. Because the majority of the Company’s customers pay freight and do not have stated rights of inspection, title transfers at the point in time the goods leave the dock. The Company permits limited returns and will request that a customer return a product if it feels the customer has an excess of any style that the Company has identified as being a poor performer for that customer or geographic location. While such returns have historically been within management’s expectations and the provisions established, future return rates may differ from those experienced in the past. Any significant increase in product damages or defects and the resulting credit returns could have an adverse impact on the operating results for the period or periods in which such returns materialize.

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

Third Quarter Highlights

•                  In August, the Company announced that it had entered into an exclusive worldwide licensing agreement for MARC JACOBS® AND MARC by MARC JABCOB watches that will launch in 2005 and 2006, respectively.

•                  MICHELE® watches, acquired in April 2004, contributed $8.8 million in net sales during the Third Quarter.

•                  In September, the Company launched the MICHAEL MICHAEL KORS® line of fashion watches.

•                  During the Third Quarter, sales generated from the Company’s other international segment, which includes its subsidiaries in the Far East and Canada and its export business from the U.S., increased approximately 74% with growth in all geographic areas and all brands.

•                  During the Third Quarter the Company recorded a $4.7 million sale related to the production and sale of special market watches for a fast food chain promotional give-a-way.

•                  The Company operated 128 retail locations (58 outlet and 70 full-price) at the end of the Third Quarter compared to 115 stores (51 outlet and 64 full-price) at the end of the Prior Year Quarter.

•                  Following the end of the Third Quarter, the Company announced that it had entered into an exclusive worldwide licensing agreement for adidas® watches that will launch in early 2006.

Results of Operations

The following table sets forth, for the periods indicated, (i) the percentages of the Company’s net sales represented by certain line items from the Company’s condensed consolidated statements of income and (ii) the percentage changes in these line items.

	Percentage of Net Sales		Percentage Change	Percentage of Net Sales		Percentage Change
	For the 13 Weeks Ended		For the 13 Weeks Ended	For the 39 Weeks Ended		For the 39 Weeks Ended
	October 2, 2004	October 4, 2003	October 2, 2004	October 2, 2004	October 4, 2003	October 2, 2004
Net sales	100.0%	100.0%	22.5%	100.0%	100.0%	22.9%
Cost of sales	48.5	49.7	19.7	47.9	49.3	19.4
Gross profit	51.5	50.3	25.3	52.1	50.7	26.4
Selling and distribution expenses	25.8	27.0	17.0	27.9	29.6	16.1
General and administrative expenses	9.6	9.1	28.7	10.4	9.0	42.2
Operating income	16.1	14.2	39.0	13.8	12.1	39.7
Interest expense	0.0	0.0	(77.8)	0.0	0.0	(46.2)
Other (expense) income - net	(0.4)	(0.1)	390.7	(0.1)	0.0	(527.1)
Income before income taxes	15.7	14.1	36.8	13.7	12.1	38.9
Income taxes	5.8	5.4	32.9	5.1	4.6	35.3
Net income	9.9%	8.7%	39.1%	8.6%	7.5%	41.1%

Net Sales.  The following table sets forth certain components of the Company’s consolidated net sales and the percentage relationship of the components to consolidated net sales for the periods indicated (in millions, except percentage data):

	Amounts		% of Total
	For the 13 Weeks Ended		For the 13 Weeks Ended
	October 2, 2004	October 4, 2003	October 2, 2004	October 4, 2003
International:
Europe	$65.0	$59.2	28%	31%
Other	36.4	21.0	15	11
Total International	101.4	80.2	43	42

Domestic:
Watch products	61.4	50.1	26	26
Other products	38.4	34.5	16	18
Total Domestic	99.8	84.6	42	44

Retail Worldwide	34.9	27.8	15	14

Total Net Sales	$236.1	$192.6	100%	100%

	Amounts		% of Total
	For the 39 Weeks Ended		For the 39 Weeks Ended
	October 2, 2004	October 4, 2003	October 2, 2004	October 4, 2003
International:
Europe	$193.1	$165.6	30%	32%
Other	91.2	55.1	14	10
Total International	284.3	220.7	44	42

Domestic:
Watch products	161.4	135.0	25	26
Other products	111.8	99.3	18	19
Total Domestic	273.2	234.3	43	45

Retail Worldwide	84.1	67.0	13	13

Total Net Sales	$641.6	$522.0	100%	100%

The following table is intended to illustrate by factor the total of the year-over-year percentage change in sales by segment and on a consolidated basis:

	Analysis of Percentage Change in Sales Versus Prior Year Quarter Attributable to Changes in the Following Factors
	Exchange Rates	Acquisitions	Organic Growth	Total Change
Europe	9.4%	0.0%	0.3%	9.7%
Other International	2.3%	6.2%	65.5%	74.0%
Domestic Wholesale	0.0%	10.9%	7.0%	17.9%
Retail Worldwide	1.6%	0.0%	23.7%	25.3%
Total	3.4%	5.5%	13.6%	22.5%

	Analysis of Percentage Change in Sales Versus Prior Year YTD Period Attributable to Changes in the Following Factors
	Exchange Rates	Acquisitions	Organic Growth	Total Change
Europe	10.9%	0.0%	5.7%	16.6%
Other International	3.2%	4.7%	57.6%	65.5%
Domestic Wholesale	0.0%	7.9%	8.6%	16.5%
Retail Worldwide	1.4%	0.0%	24.0%	25.4%
Total	4.0%	4.0%	14.9%	22.9%

Net Sales Related to Acquisitions. In April, the Company acquired Michele Watches (“Michele”). Michele manufactures, markets and distributes watches under the MW® and MW Michele® brand labels. During the Third Quarter, Michele contributed net sales of $8.8 million consisting of $7.9 million included in the Company’s domestic wholesale segment and $0.9 million in the Company’s other international segment.  For the Year To Date Period, Michele contributed net sales of $19.3 million consisting of $17.1 million included in the Company’s domestic wholesale segment and $2.2 million in the Company’s other international segment.

International Net Sales.  Excluding the impact on sales growth attributable to foreign currency rate changes as noted in the above table, European sales during the Third Quarter were flat compared to the Prior Year Quarter as sales volume growth from licensed watches, primarily EMPORIO ARMANI, were offset by sales declines for FOSSIL watches. For the Year To Date Period, European sales growth, excluding foreign currency rate changes, was primarily related to sales volume growth in licensed brand watches and FOSSIL jewelry. Other international sales increases for the Third Quarter and the Year To Date Period, excluding foreign currency rate changes, were primarily related to sales to new customers and sales volume growth with existing customers for the Company’s licensed brand and FOSSIL watches.  Other international sales were also favorably impacted during the Third Quarter and Year To Date Period by a $4.7 million special market sale related to a fast food chain promotional program (the “Special Market Sale”).  The Company believes it maintains a competitive advantage as a result of its long-term relationships and strength of its business with retailers throughout the international marketplace. The Company further believes its portfolio of global watch brands and its ability to acquire additional brands position it for further penetration internationally as it continues to take shelf space from lesser-known local and regional brands. The Company believes these local and regional brands do not have the marketing strength, distribution network or the global brand recognition in comparison to the brands included in the Company’s watch portfolio.

Domestic Net Sales.  Excluding the impact on sales growth attributable to acquisitions as noted in the above table, domestic wholesale sales increased 7.0% during the Third Quarter.  Third Quarter sales of the Company’s domestic watch business increased 7.9% despite a 10.9% decrease in FOSSIL watches.  Domestic watch sales growth was primarily a result of double-digit sales increases in RELIC® watches, principally due to new customers and new designs, and the launch of MICHAEL MICHAEL KORS and mass market watches.  The FOSSIL watch decrease was primarily related to the effects of stronger sales in the Company’s wide cuff leather strap styles in the Prior Year Quarter.  Domestic sales of the Company’s accessory and sunglass businesses rose 11.9% compared to the Prior Year Quarter with particular strength in FOSSIL men’s and women’s accessories and FOSSIL eyewear. Management believes the sales growth in the FOSSIL accessory line, which is primarily sold to the better department store channel, is primarily due to an improved retail environment for this category.  The sales increases related to the Year To Date Period are mainly due to sales volume growth from the Company’s licensed watches, RELIC watches and FOSSIL and RELIC accessories, partially offset by a 5.1% decrease in FOSSIL watches.

Retail Worldwide Net Sales.  Sales from Company-owned retail stores worldwide increased 25.3% during the Third Quarter as a result of comparable store sales gains of 11.9% and an 11.0% increase in the average number of stores open during the Third Quarter compared to the Prior Year Quarter. The Company believes its double-digit comparable store increase during the Third Quarter, which represented the sixth consecutive quarter of double-digit comparable store sales gains, was attributable to better in-store merchandising and visual presentation in comparison to the Prior Year Quarter. For the Year To Date Period, net sales increased 25.4% as a result of comparable store sales gains of 14.1% and a 12.7% increase in the average number of stores open during the Year To Date Period compared to the Prior Year YTD Period.

Gross Profit.  Gross profit margin expanded by 120 basis points to 51.5% in the Third Quarter compared to 50.3% in the Prior Year Quarter. The increase in gross profit margin is mainly attributable to an approximate 200 basis points increase related to currency gains from stronger foreign currencies, primarily the Euro and British Pound. Partially offsetting the positive currency impact were lower gross profit margins associated with the Company’s newly launched mass market business and the Special Market Sale. Gross profit margin associated with mass market sales and the Special Market Sale is significantly lower than the Company’s historical consolidated gross profit margin. During the Third Quarter, gross profit margin from the Company’s domestic wholesale businesses remained relatively unchanged while gross profit margin related to the Company’s retail stores decreased slightly in comparison to the Prior Year Quarter, primarily due to slightly lower outlet margins.  For the Year To Date Period, gross profit margin increased by 140 basis points to 52.1% compared to 50.7% in the Prior Year YTD Period mainly due to currency gains partially offset by lower gross profit margins associated with the Company’s newly launched mass market business and the Special Market Sale.

Operating Expenses. Operating expenses, as a percentage of net sales, decreased 70 basis points to 35.4% in the Third Quarter compared to 36.1% in the Prior Year Quarter. Operating expenses increased $13.9 million to $83.5 million in the Third Quarter compared to $69.6 million in the Prior Year Quarter. Additional expenses included in this year’s Third Quarter were approximately $2 million related to the translation impact of stronger foreign currencies into U.S. dollars and $3 million of operating expenses associated with new initiatives, including Michele, mass market and MICHAEL MICHAEL KORS watches. Excluding the currency impact, new initiative expenses and sales volume increases, operating expense increases were primarily driven by increases in professional fees and payroll expenses. Increases in professional fees were primarily related to consulting cost associated with the Company’s U.S-based SAP system implemented in July 2003, accounting and legal fees incurred in connection with the Company’s European reorganization project and audit and consulting costs related to the Company’s Sarbanes-Oxley Section 404 compliance project. Advertising costs, as a percentage of net sales were 4.3% of net sales in the Third Quarter compared to 5.1% of net sales in the Prior Year Quarter. The decline in advertising expenses as a percentage of net sales during the Third Quarter was primarily due to the anniversary of a one time advertising commitment associated with the launch of EMPORIO ARMANI jewelry in the Prior Year Quarter.  For the Year To Date Period operating expenses, as a percentage of net sales were 38.3% compared to 38.5% in the Prior Year YTD Period.

Operating Income. Operating income increased by approximately $10.7 million, or 39%, during the Third Quarter as a result of improved gross profit margins and a decline in operating expenses as a percentage of sales. The Company’s Third Quarter operating profit margin increased to 16.1% of net sales compared to 14.2% of net sales in the Prior Year Quarter. For the Year-To-Date Period, operating income as a percentage of net sales increased 170 basis points to 13.8% of net sales from 12.1% of net sales during the Prior Year YTD Period.  Operating income for the Third Quarter and Year-To-Date Period included approximately $6 million and $16 million, respectively, of additional income as a result of the effects of stronger foreign currencies.

Other Income (Expense) - Net. Other income (expense) primarily reflects interest income from cash investments, royalty income, foreign currency gains and losses, minority Year-To-Date Period interest expense of the Company’s majority-owned subsidiaries and equity in the earnings (losses) of its non-consolidated joint venture. The increase in other expense for the Third Quarter is primarily related to an increase in minority interest expense.  For the Year-To-Date Period, other expense was approximately $400,000 compared to other income of approximately $100,000 in the Prior Year YTD Period.

Provision For Income Taxes. During the Third Quarter and Year To Date Period, the Company’s effective income tax rate decreased to 37% compared to 38% in the prior year comparable periods. This decrease was primarily related to a higher percentage of income generated from countries whose statutory income tax rates are lower than the Company’s historical average income tax rate.

2004 Net Sales and Earnings Estimates.  The Company believes fourth quarter 2004 diluted earnings per share will be approximately $0.50 compared to diluted earnings per share of $0.39 in the fourth quarter of 2003. For fiscal 2004, the Company currently estimates diluted earnings per share of $1.25. The Company’s current guidance for the full fiscal year represents growth of approximately 34% over Fiscal 2003 actual diluted earnings per share of $0.93. Management expects revenue increases for the fourth quarter of approximately 20%.

Liquidity and Capital Resources

The Company’s general business operations historically have not required substantial cash needs during the first several months of its fiscal year. Generally, starting in the second quarter, its cash needs begin to increase, typically reaching their peak in November. The Company’s cash holdings and short-term marketable securities as of the end of the Third Quarter decreased slightly to $104 million in comparison to $107 million at the end of the Prior Year Quarter. However, combined cash holdings and short-term marketable securities decreased $60 million since the end of the previous year. This decrease is primarily the result of $47 million of net cash used to acquire Michele and $19 million related to fixed asset purchases partially offset by $6 million of cash generated from operating activities and $4 million from financing activities. Cash flows generated from operating activities were primarily related to increased net income, while cash flows generated from financing activities were comprised of $9 million of proceeds from the exercise of stock options partially offset by $5 million of repurchases of common stock and distributions of minority interest earnings.

Accounts receivable increased approximately 24.5% to $143 million at the end of the Third Quarter compared to $115 million at the end of the Prior Year Quarter. Day’s sales outstanding increased to 55 days for the Third Quarter compared to 54 days in the Prior Year Quarter.  Inventory at quarter-end was $208 million, 49.5% above prior year comparable period inventory levels of $139 million and higher than the 22.5% Third Quarter sales increase. This increase was mainly attributable to the following: (i) inventory increases from new initiatives to support revenue expectations during the fourth quarter, (ii)  increased levels of domestic accessories inventories to capitalize on the continued strength of the retail market during the fourth quarter, and (iii) increased inventories being carried in the Company’s retail stores to support nine additional openings in the fourth quarter as well as higher average inventory levels in existing doors.  Management believes inventories at the end of the Prior Year Quarter were well below normal levels as evidenced by only a 7.6% inventory increase during the Prior Year Quarter on sales increases of 17%.

At the end of the Third Quarter, the Company had working capital of $328 million compared to working capital of $281 million at the end of the Prior Year Quarter. At the end of the Third Quarter, the Company had approximately $2.7 million of outstanding borrowings under a short-term facility in Japan (“Japan Credit Facility”), due May 2005, bearing interest at the Euroyen rate (approximately 0.7% at the end of the Third Quarter). In addition, the Company renewed its short-term revolving credit facility with its primary bank, increasing the available amount from $40 million to $50 million and bearing interest at the primary bank’s prime rate minus 1% or LIBOR plus 0.5%. No borrowings under this credit facility have been incurred to-date.  The Company has approximately $13 million outstanding in letters of credit and $2.8 million of borrowings under its Japan Credit Facility which reduces its available borrowings under the primary bank credit facility to $34 million.

During 2004, the Company estimates non-acquisition related capital expenditures to be approximately $22 million, primarily related to funding additional computer software implementation cost and hardware purchases, leasehold and owned-facility improvements and warehouse equipment purchases. In addition, during the Third Quarter the Company’s Board of Directors authorized the Company to repurchase up to 600,000 shares of its common stock.  The purpose of these stock repurchases is to partially offset the dilutive effect of stock options granted. This program could add an additional $15 to $20 million to its capital requirements over the next twelve months. Management believes that cash flow from operations combined with existing cash on hand will be sufficient to fund its capital needs during the next 12 months. The Company also has access to approximately $34 million under its primary bank credit facility should additional funds be required.

Forward-Looking Statements

Certain statements contained herein that are not historical facts constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: general economic conditions, competition, acts of terrorism or acts of war, government regulation, changes in foreign currency valuations in relation to the United States Dollar and possible future litigation, as well as the risks and uncertainties set forth on the Company’s Current Report on Form 8-K dated September 14, 2004.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a multinational enterprise, the Company is exposed to changes in foreign currency exchange rates. The most significant foreign currency risk relates to the Euro and the British Pound as compared to the U.S. Dollar. Due to the vertical nature of the business whereby a significant portion of goods are sourced from the Company’s owned facilities, the foreign currency risks relate primarily to the necessary current settlement of intercompany inventory transactions. The Company employs a variety of practices to manage this market risk, including its operating and financing activities and, where deemed appropriate, the use of foreign currency forward contracts. The use of these instruments allows management to offset exposure to rate fluctuations because the gains or losses incurred on the derivative instruments will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Derivative instruments are used only for risk management purposes and are not used for speculation or for trading. There were no significant changes in how the Company manages foreign currency transactional exposure during the Third Quarter and management does not anticipate any significant changes in such exposures or in the strategies it employs to manage such exposure in the near future.

At the end of the Third Quarter, the Company had outstanding foreign exchange contracts to sell (i) 13.9 million Euro for approximately $16.8 million, expiring through February, 2005 and (ii) 8 million Swiss Francs for approximately $6.4 million, expiring December 2004.  If the Company were to settle its Euro and Swiss Franc based contracts at the end of the Third Quarter, the net result would be a loss of approximately $52,000, net of taxes. Exclusive of these outstanding foreign exchange contracts or other operating or financing activities that may be employed, a measurement of the unfavorable impact of a 10 percent change in the Euro and British

Pound as compared to the U.S. Dollar would have on the Company’s operating profits and stockholders’ equity is presented in the following paragraph.

At the end of the Third Quarter, a 10 percent unfavorable change in the U.S. dollar against the Euro and British Pound involving balance sheet transactional exposures would not have a material effect on net pretax income. The translation of the balance sheets of the European and United Kingdom-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. At the end of the Third Quarter, a 10 percent unfavorable change in the exchange rate of the U.S. dollar against the Euro and British Pound would have reduced stockholders’ equity by approximately $9 million. In the view of management, the risks associated with exchange rate changes in other currencies are not material and these hypothetical losses resulting from these assumed changes in foreign currency exchange rates are not material to the Company’s consolidated financial position, results of operation or cash flows.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND ISSUER PURCHASES OF EQUITY SECURITIES.

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

(a)           Exhibits

10.1         Employment Agreement by and between Fossil, Inc. and Harold S. Brooks dated October 31, 2004 (without exhibits)

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

FOSSIL, INC.

Date: November 12, 2004	/s/ Mike L. Kovar
Mike L. Kovar
Senior Vice President and Chief Financial Officer
(Principal financial and accounting officer duly
authorized to sign on behalf of Registrant)

EXHIBIT INDEX

Exhibit Number	Document Description

10.1	Employment Agreement by and between Fossil, Inc. and Harold S. Brooks dated October 31, 2004 (without exhibits)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.