Form 10-K
period 2005-01-01
FOSSIL INC
filed 2005-03-17
CIK 883569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 1, 2005

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of Common Stock, $.01 par value per share (the “Common Stock”), held by nonaffiliates of the registrant, based on the sale trade price of the Common Stock as reported by the Nasdaq National Market on July 2, 2004 , was $1,302,115,654. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant. As of March 11, 2005, 71,144,739 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement in connection with the Annual Meeting of Stockholders to be held May 25, 2005, to be filed with the Commission pursuant to Regulation 14A is incorporated by reference into Part III of this report.

FOSSIL, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 1, 2005
INDEX

Forward-Looking Information

The statements contained in this Annual Report on Form 10-K and incorporated by reference (“Annual Report”) that are not historical facts, including, but not limited to, statements regarding our expected financial position, business and financing plans found in “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “may,” “believes,” “expects,” “plans,” “intends,” “anticipates” and similar expressions identify forward-looking statements. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements.

Among the factors that could cause actual results to differ materially are:

•       the effect of worldwide economic conditions;

•       lowered levels of consumer spending resulting from a general economic downturn or generally reduced shopping activity caused by public safety concerns;

•       the performance of our products within the prevailing retail environment;

•       customer acceptance of both new designs and newly-introduced product lines;

•       financial difficulties encountered by customers;

•       the effects of vigorous competition in the markets in which we operate;

•       the integration of the organizations and operations of any acquired businesses into existing organization and operations;

•       the termination or non-renewal of material licenses, foreign operations and manufacturing;

•       changes in the costs of materials, labor and advertising; and

•       our ability to secure and protect trademarks and other intellectual property rights.

In addition to the factors listed above, our actual results may differ materially due to the other risks and uncertainties discussed in this Annual Report and the risks and uncertainties set forth in our Current Report on Form 8-K dated September 14, 2004. Accordingly, readers of the Annual Report should consider these facts in evaluating the information and are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.        Business

General

We are a leader in the design, development, marketing and distribution of contemporary, high quality fashion watches and accessories. We developed the FOSSIL® brand name to convey a distinctive fashion, quality and value message and a brand image reminiscent of an earlier era that suggests a time of fun, fashion and humor. Since our inception in 1984, we have grown into a diversified company offering an extensive line of fashion watches sold under our proprietary and licensed brands. We also offer complementary lines of small leather goods, belts, handbags, sunglasses, jewelry and apparel. We leverage our centralized design/development and production/sourcing expertise by distributing these products through our global distribution network.

Domestically, we sell our products in retail locations in the United States through a diversified distribution network that includes department store doors and specialty retail locations. Our department store doors include stores such as Neiman Marcus, Saks Fifth Avenue, Bloomingdales, Nordstrom, Federated/Macy’s, May Department Stores and Dillard’s, as well as stores such as JCPenney, Kohls and Sears. In addition, we sell certain private label products through mass market stores such as Wal-Mart, Target and Kmart. The specialty retail locations sell a mix of our proprietary brands and licensed brands. We also sell our products in the United States through a network of 113 company-owned stores, with 54 retail stores located in premier retail sites and 59 outlet stores located in major outlet malls. We also offer selected FOSSIL and licensed brand products at our website, www.fossil.com.

Internationally, our products are sold to department stores and specialty retail stores in over 90 countries worldwide through 13 company-owned foreign sales subsidiaries and through a network of approximately 52 independent distributors. Our products are distributed in the Asia Pacific region, Europe, Central and South America, Canada, the Caribbean, Mexico, and the Middle East. Our products are offered on cruise ships and in 23 international company-owned retail stores, which includes 19 accessory retail stores in select international markets and four multi-brand watch stores in Switzerland. Additionally, our products are sold through independently-owned FOSSIL retail stores and kiosks in certain international markets.

In April 2004, we completed the acquisition of Tempus International Corp. Tempus, which does business as Michele Watches, is based in Miami, Florida and manufactures, markets and distributes luxury watches under the MW® and MW MICHELE® brands. Michele Watches distributes its products primarily in the United States. Michele’s MW brand, launched as a fine watch brand in the United States in the fall of 2000 with its CSX Diamond Collections, quickly became a leader in the luxury watch category at retailers including Neiman Marcus, Saks Fifth Avenue, Bloomingdales, Nordstrom and better independent retailers.

In April 2004, we entered into a worldwide license agreement with Michael Kors (USA), Inc. to design, develop and distribute a line of women’s and men’s timepieces under the MICHAEL Michael Kors® label. The timepieces debuted in Fall 2004. Additionally, in August 2004, we entered into a worldwide license agreement with Marc Jacobs International to develop and distribute women’s and men’s timepieces under the MARC JACOBS® and MARC® by Marc Jacobs labels. MARC JACOBS watches will debut in Fall 2005 in limited distribution and will be followed by a MARC by Marc Jacobs collection in 2006. In November 2004, we entered into a worldwide license agreement with adidas-Soloman AG to design, develop and distribute a line of women’s, men’s and children’s sport timepieces under the adidas® label. Distribution of watches under the adidas label is scheduled to begin in the first quarter 2006.

We are a Delaware corporation formed in 1991 and are the successor to a Texas corporation formed in 1984. In 1993, we completed an initial public offering of 13,972,500 shares of our common stock, as adjusted for our four three-for-two stock splits to date. Domestically, we conduct a majority of our operations through Fossil Partners, L.P., a Texas limited partnership formed in 1994 of which we are sole general partner. We also conduct operations domestically and in certain international markets through various directly and indirectly owned subsidiaries. Our operations in Hong Kong relating to the procurement of watches and jewelry from various manufacturing sources are conducted by Fossil (East) Ltd., a wholly owned subsidiary of ours acquired in 1992. Our principal executive offices are located at 2280 N. Greenville Avenue, Richardson, Texas 75082, and our telephone number at such address is (972) 234-2525. We make available free of charge through our website at www.fossil.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports.

Our operating structure includes the following operating segments: Europe, Other International, Domestic Wholesale and Retail Worldwide. This structure is the basis for our internal financial reporting. Except to the extent that differences between operating segments are material to an understanding of our business taken as a whole, the description of our business in this report is presented on a consolidated basis. For financial information about our operating segments and geographic areas, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Part II, Item 7 of this report and Note 13 to our Consolidated Financial Statements set forth in Part II, Item 8 of this report, incorporated herein by reference.

Industry overview

Watch products

We believe that the current market for watches generally can be divided into four segments. One segment of the market consists of fine watches characterized by internationally known brand names such as Concord, Piaget, Rolex, Omega, Cartier and David Yurman. Watches offered in this segment are usually made of precious metals or stainless steel and may be set with precious gems. These watches are often manufactured in Switzerland and are sold by trade jewelers and in the fine jewelry departments of better department stores and other purveyors of luxury goods at retail prices ranging from $1,500 to in excess of $20,000. A portion of our MW line competes in this market. A second segment of the market consists of fine premium branded and designer watches manufactured in Switzerland and the Far East such as Gucci, Rado, Raymond Weil, Seiko and Swiss Army. These watches are sold at retail prices generally ranging from $150 to $1,500. Our EMPORIO ARMANI®, BURBERRY®, MW, MW MICHELE and ZODIAC® lines generally compete in this market segment. A third segment of the market consists of watches sold by mass marketers, which include certain watches sold under the Timex brand name as well as certain watches sold by Armitron under various brand names and labels. Retail prices in this segment range from $5 to $40. We recently entered this segment for the manufacture of watch and/or accessory products for Wal-Mart, Target and Kmart.

The fourth segment of the market consists of moderately priced watches characterized by contemporary fashion and well known brand names. Moderately priced watches are typically manufactured in Japan, China or Hong Kong and are sold by department stores and specialty stores at retail prices ranging from $40 to $150. This market segment is targeted by us with our FOSSIL and RELIC® lines and by our principal competitors, including the companies that market watches under the Guess?, Anne Klein II, Kenneth Cole and Swatch brand names, whose products attempt to reflect emerging fashion trends in accessories and apparel. Our DKNY®, DIESEL and MICHAEL Michael Kors lines generally compete in this segment as well. We believe that consumers have increasingly come to regard branded fashion watches not only as time pieces but also as fashion accessories. This trend has resulted in consumers owning multiple watches that may differ significantly in terms of style, features and cost.

Fashion accessories

We believe that the fashion accessories market includes products such as small leather goods, handbags, belts, eyewear, neckwear, underwear, lounge wear, jewelry, gloves, hats, hosiery and socks. We believe that consumers are becoming more aware of accessories as fashion statements, and as a result, are purchasing brand name, quality items that complement other fashion items. These fashion accessory products are generally marketed through mass merchandisers, department stores and specialty shops, depending upon price and quality. Higher price point items include products offered by Coach and Dooney & Burke.

Moderately priced fashion accessories are typically marketed in department stores and are characterized by contemporary fashion and well known brand names at reasonable price points, such as FOSSIL and RELIC. We currently offer small leather goods, handbags, belts, and eyewear for both men and women through department stores and specialty retailers in the moderate to upper-moderate price range. Our competitors in this market include companies such as Tommy Hilfiger, Guess?, Nine West, Kenneth Cole and Liz Claiborne. In addition, we offer fashion jewelry sold under the FOSSIL and EMPORIO ARMANI brands.

Apparel

In 2000, we introduced a line of FOSSIL apparel that is distributed exclusively through company-owned retail stores and our website. Selling through company-owned stores allows us to effectively manage visual presentation, information feedback, inventory levels and operating returns. The apparel line is focused on the casual lifestyle of 18 to 24 year old consumers and consists primarily of jeans, tee shirts, and fashion apparel featuring FOSSIL brand packaging and labeling. The suggested retail selling price of the apparel line is comparable to that of major competitors like American Eagle Outfitters and Gap. We have leveraged our existing graphic and store design infrastructure to create a unique product packaging and store concept that differentiates it from other competitors in order to create higher perceived value for our products.

Business strategy

Our long-term goal is to capitalize on the strength of the growing consumer recognition of our proprietary brands and license well recognized brands in areas that complement our proprietary selection. Utilizing our collection of brands, our goal is to capture an increasing market share of worldwide watch and accessory sales by providing consumers with fashionable, high quality, value-driven products. In pursuit of this goal, we have adopted operating and growth strategies that provide the framework for our future growth, while maintaining the consistency and integrity of our brands.

Operating strategy

•       Fashion orientation and design innovation.   We are able to market our products to consumers with differing tastes and lifestyles by offering a wide range of brands and product categories at a variety of price points. We attempt to stay abreast of emerging fashion and lifestyle trends affecting accessories and apparel and we respond to these trends by making adjustments in our product lines several times each year. We differentiate our products from those of our competitors principally through innovations in fashion details, including variations in the treatment of dials, crystals, cases, straps and bracelets for our watches, and innovative treatments and details in our other accessories.

•       Coordinated product promotion.   We coordinate in-house product design, packaging, advertising and in-store presentations to more effectively and cohesively communicate to our target markets the themes and images associated with our brands. For example, many of our watch products and certain of our accessory products are packaged in metal tins decorated with designs consistent with our marketing strategy and product image. In addition, we generally market our fashion accessory lines through the same distribution channels as our watch lines, using similar in-store presentations, graphics and packaging.

•       Product value.   Our products provide value to the consumer by offering fashionable, high quality components and features at suggested retail prices generally below those of competitive products of comparable quality based on our market research. We are able to offer certain of our watches and accessories at reasonable price points by utilizing our purchasing power and manufacturing quantities and efficiencies to achieve lower unit costs.

•       Captive suppliers.   The four watch factories that assemble the vast majority of our production volume within China and Hong Kong are either wholly-owned or majority-owned by us. In addition, although we do not have long-term contracts with our accessory manufacturers in the Far East, we maintain long-term relationships with several manufacturers. These relationships have developed due to the number of years that we have been conducting business with and visiting the same manufacturers and because of the small amount of turnover in the employees of our manufacturers. We believe that we are able to exert significant operational control with regard to our principal watch assemblers because of our level of ownership and we believe that the existence of our relationships with our accessory manufacturers creates a significant competitive advantage, specifically because manufacturers have limited production capacity and our level of ownership of certain watch factories and relationships with manufacturers ensure that we are granted access. Further, the manufacturers understand our quality standards, thereby allowing us to produce quality products, reduce the delivery time to market and improve overall operating margins.

•       Actively manage retail sales.   We manage the retail sales process by monitoring customer sales and inventory levels by product category and style, primarily through electronic data interchange, and by assisting retailers in the conception, development and implementation of their marketing programs. Through our merchandising unit, we work with retailers to ensure that our products are properly stocked and displayed in accordance with our visual standards. As a result, we believe we enjoy close relationships with our principal retailers, often allowing us to influence the mix, quantity and timing of customer purchasing decisions.

•       Centralized distribution.   We distribute substantially all of our products sold domestically and certain of our products sold in international markets from our warehouse and distribution center in Dallas, Texas. We also distribute our products to international markets from warehouse and distribution centers located in Australia, France, Germany, Hong Kong, Italy, Japan, Singapore, Switzerland and the United Kingdom. In September 2003, we opened a new 100,000 square foot distribution facility in Germany. This facility and access to adjacent land for additional growth will support our current distribution operations in Germany and allow us to consolidate our other European distribution facilities into this site. We believe our centralized distribution capabilities enable us to reduce inventory risk, increase flexibility in meeting the delivery requirements of our customers and maintain significant cost advantages as compared to our competitors.

Growth strategy

•       Introduce new products and brands.   We continually introduce new products within our existing brands and through license agreements, brand extensions, entry into new markets and acquisitions to attract a wide range of consumers with differing tastes and lifestyles. For example, we currently offer a full line of fashion watch and/or accessory products under our proprietary brands, including FOSSIL, MW, MW MICHELE and RELIC, as well as watches under our licensed brands, including EMPORIO ARMANI, BURBERRY, DIESEL, DKNY and MICHAEL MICHAEL KORS, pursuant to license agreements. We have also entered the market for Swiss watches with our BURBERRY, MW, MW MICHELE and ZODIAC lines and have entered the market for technology-enhanced watches pursuant to license agreements with PalmSource and Microsoft. In addition, we recently entered the mass market segment for the manufacture of watch and/or accessory products for Wal-Mart, Target and Kmart.

•       Expand international business.   We have increased FOSSIL brand advertising internationally to accelerate brand recognition. We have also purchased former distributors to gain increased control over our offered brands and develop global marketing efforts. For example, in January 2005, we acquired our distributors in Taiwan and Sweden. We continue to introduce proprietary and licensed brand products into international markets, open FOSSIL stores and develop new product lines.

•       Leverage infrastructure.   We are building our design, marketing, manufacturing and distribution infrastructure to allow us to manage and grow our businesses. As we continue to develop additional products and brands and seek additional businesses and products to complement our existing product lines, we believe we will be able to leverage our infrastructure and continue to increase the efficiency of our operations.

•       Expand retail locations.   We have historically expanded our company-owned FOSSIL retail and outlet locations to further strengthen our brand image. We currently operate 136 retail and outlet stores worldwide and plan to open an additional 27 to 33 stores in 2005 dependent upon available retail locations and lease terms that meet our requirements. We also offer our watch and accessory products through authorized FOSSIL retail stores in airports, on cruise ships and in certain international markets.

Products

We design, develop, market and distribute fashion watches and accessories, including sunglasses, small leather goods, belts, and handbags principally under the FOSSIL and RELIC brand names, FOSSIL brand apparel and jewelry, and watches and jewelry bearing the brand names of certain internationally known fashion companies pursuant to license agreements.

Watch products

We offer an extensive line of fashion watches under our proprietary brands and, pursuant to license agreements, under some of the most prestigious brands in the world. Sales of watches for fiscal years 2004, 2003 and 2002 accounted for approximately 69.5%, 70.2% and 69.3%, respectively, of our net sales.

Proprietary brands.   The following table sets forth certain information with respect to our owned-brand watches:

Brand(s)	Suggested Price Point Range	Distribution Channels
FOSSIL	$55 - 165

Major domestic department stores (Dillard’s, Federated/Macy’s, May Dept. Stores, Nordstrom and Saks Fifth Avenue), major European department stores (Karstadt and Harrod’s), specialty retailers (PacSun and the Buckle), the Internet, and company-owned stores

RELIC	$45 - 85	Major domestic retailers (JCPenney, Kohls, Mervyn’s and Sears)
MW & MW MICHELE	$500 - $5,000	Selective department stores (Neiman Marcus, Saks Fifth Avenue, Bloomingdales, Nordstrom), watch specialty stores and jewelry stores
ZODIAC	$150 - 450	Better department stores, watch specialty stores, and jewelry stores worldwide

Licensed brands.   We have entered into multi-year, worldwide license agreements for the manufacture, distribution and sale of watches bearing the brand names of certain internationally known fashion companies. The following table sets forth specific information with respect to certain of our licensed watch products:

Brand(s)	Suggested Price Point Range	Distribution Channel(s)
EMPORIO ARMANI	$125 - 595	Major department stores, specialty retailers, jewelry stores and Emporio Armani boutiques worldwide
DKNY	$75 - 185	Better department stores, specialty retailers, and DKNY retail stores worldwide
DIESEL	$85 - 215	Better department stores, specialty retailers, and Diesel retail stores worldwide
BURBERRY	$275 - 1,000	Better department stores, specialty retailers, and Burberry retail stores worldwide
MICHAEL Michael Kors	$80 - 170	Major department stores and specialty retailers in the United States and Canada

In addition to the licensed products listed above, we have an agreement with adidas-Soloman AG to design, develop and distribute a line of women’s, men’s and children’s sport timepieces under the adidas label and an agreement with Marc Jacobs International to design, develop and distribute a line of women’s and men’s timepieces under the MARC JACOBS and MARC by Marc Jacobs labels. Distribution of watches under the adidas label is scheduled to begin in the first quarter 2006, and distribution of watches under the MARC JACOBS and MARC by Marc Jacobs labels is scheduled to begin in Fall 2005 and in 2006, respectively. The continuation of our material license agreements is important to the growth of our watch business, especially in Europe and Asia. Our material license agreements have various expiration dates between 2007 and 2012. We have also entered into a number of license agreements for the sale of collectible watches. Under these agreements, we design, manufacture and market the goods bearing the trademarks, trade names and logos of various entities through our website and major department stores within our channels of distribution.

Mass market.   In 2004, we entered the mass market segment. We design, market and arrange for the manufacture of watches and/or accessories for mass market retailers, such as Wal-Mart, Target and Kmart. The products are sold primarily under the mass market retailer’s private label brands or as unbranded product. We contract for the manufacturing of the product, manage the manufacturing process, inspect the finished product and purchase the products. Under direct import arrangements, the product is consolidated into prepackaged lots, and we arrange for the pick up of the product by the mass market retailer directly from the factories in China. Under replenishment programs, we arrange for a third party distributor to ship the product domestically.

Private label and premium products.   We design, market and arrange for the manufacture of watches and accessories on behalf of certain companies and organizations as private label products or as premium and incentive items for use in various corporate events. Under this arrangement, we perform design and product development functions as well as act as a sourcing agent for our customers by contracting for and managing the manufacturing process, purchasing and inspecting the finished product and arranging for their shipment. Participation in the private label and premium businesses provides us with certain advantages, including increased manufacturing volume, which may reduce the costs of manufacturing our other products, and the strengthening of business relationships with our manufacturing sources. These lines provide income to us with reduced inventory risks and certain other carrying costs.

Technology-enhanced products.   Pursuant to a licensing agreement with Microsoft, under which no royalty commitments are due, we incorporate Microsoft’s SPOT technology into certain watches under our FOSSIL and ABACUS® brands. These watches receive customized information from Microsoft, such as news, weather and instant messages, via FM subcarrier transmissions. The delivery of certain information to the watch requires that the users pay a service fee to Microsoft. Receipt of the information is also subject to local FM reception. We also have a license with PalmSource, which obligates us to pay royalty commitments, to produce watches that incorporate the Palm OS® platform. In January 2005, we launched the Wrist PDA®, which allows consumers to have a full functioning Palm, with eight megabytes of memory, on their wrist.

Fashion accessories

In order to leverage our design and marketing expertise and our close relationships with our principal retail customers, primarily in the United States and Germany, we have developed a line of fashion accessories, including handbags, men’s and women’s belts, small leather goods, jewelry and sunglasses. Our handbags are made of a variety of fine leathers and other materials that emphasize classic styles and incorporate a variety of creative designs. The sunglass line features optical quality lenses in both plastic and metal frames, with classic and fashion styling similar to other FOSSIL products. Our small leather goods are typically made of fine leathers and include items such as mini-bags, coin purses, key chains and wallets. Our jewelry lines include earrings, necklaces, rings and bracelets marketed under the FOSSIL and EMPORIO ARMANI brands. FOSSIL brand jewelry generally is offered in sterling silver or stainless steel. EMPORIO ARMANI brand jewelry is generally made of sterling silver, semi-precious stones or 18K gold. We currently sell our fashion accessories through a number of our existing major department store and specialty retail store customers. We generally market our fashion accessory lines through the same distribution channels as our watch business, using similar in-store presentations, graphics and packaging. These fashion accessories are typically sold in locations adjacent to watch departments, which may lead to purchases by persons who are familiar with our watches. Sales of our accessory lines for fiscal years 2004, 2003 and 2002 accounted for approximately 26.7%, 26.5% and 27.0%, respectively, of our net sales.

The following table sets forth certain information with respect to our fashion accessories:

Brand	Accessory Category	Suggested Price Point Range	Distribution Channel
FOSSIL	Sunglasses Handbags Small Leather Goods Belts	$28 - 60 $88 - 168 $14 - 68 $22 - 38

Major domestic department stores (Dillard’s, Federated/Macy’s, May Dept. Stores, Nordstrom, and Saks Fifth Avenue), major German department stores (Karstadt), specialty retailers (PacSun and the Buckle), company-owned stores and the Internet

FOSSIL	Jewelry	$26 - 139	Company-owned stores, department and jewelry stores (in each case, primarily in Europe), and the Internet
EMPORIO ARMANI	Jewelry	$85 - 1,200	Major department stores, specialty retailers, jewelry stores and Emporio Armani boutiques (primarily in Europe)
RELIC	Sunglasses Handbags Small Leather Goods Belts	$20 - 25 $20 - 38 $10 - 26 $12 - 25	Major domestic retailers (JCPenney, Kohls and Sears)

Apparel

In July 2000, we introduced a collection of FOSSIL brand apparel. The apparel collection is designed for both men and women and includes outerwear, tops, bottoms and tee shirts. The products’ unique retro-Americana packaging captures the energy and spirit of the FOSSIL brand. The FOSSIL apparel collection is offered through 22 company-owned stores located in leading malls and retail locations in the United States. The line is also available at our website.

Other products

Licensed eyewear.   We are party to a license agreement with the Safilo Group for the manufacture, marketing and sale of optical frames under the FOSSIL brand in the United States and Canada, which provides us royalty income based on a percentage of net sales and is subject to certain guaranteed minimum royalties.

Future products.   We continually evaluate opportunities to expand our product offerings in the future to include other lines that would complement our existing product.

Design and development

Our watch, accessory and apparel products are created and developed by our in-house design staff in cooperation with various outside sources, including manufacturing sources, licensors’ design teams and component suppliers. Product design ideas are drawn from various sources and are reviewed and modified by the design staff to ensure consistency with our existing product offerings and the themes and images associated with our products. Senior management is actively involved in the design process.

In order to respond effectively to changing consumer preferences, we attempt to stay abreast of emerging lifestyle and fashion trends affecting accessories and apparel. In addition, we attempt to take advantage of the constant flow of information from our customers regarding the retail performance of their products. We review weekly sales reports provided by a substantial number of our customers containing information with respect to sales and inventories by product category and style. Once a trend in the retail performance of a product category or style has been identified, the design and marketing staffs review their product design decisions to ensure that key features of successful products are incorporated into future designs. Other factors having an influence on the design process include the availability of components, the capabilities of the factories that will manufacture the products and the anticipated retail prices and profit margins for the products.

We differentiate our products from those of our competitors principally by incorporating into our product designs innovations in fashion details, including variations in the treatment of dials, crystals, cases, straps and bracelets for our watches, and details and treatments in our other accessories. We also own or license proprietary technology for certain of our watch products, including our BIG TIC® and KALEIDO® styles. In certain instances, we believe that such innovations have allowed us to achieve significant improvements in consumer acceptance of our product offerings with only nominal increases in manufacturing costs. We believe that the substantial experience of our design staff will assist us in maintaining our current leadership position in watch design and in expanding the scope of our product offerings.

Marketing and promotion

We identify our advertising themes and coordinate our packaging, advertising and point of sale material around these themes. These themes are carefully coordinated in order to convey the flair for fun, fashion and humor that we associate with our products. Our nostalgic tin packaging concept for many of our watch products and certain of our accessories is an example of these marketing themes. The tins have become a signature piece to our brand image and have become popular with collectors.

We participate in cooperative advertising programs with our major retail customers, whereby we share the cost of certain of their advertising and promotional expenses. An important aspect of the marketing process involves the use of in-store visual support and other merchandising materials, including packages, signs, posters and fixtures. Through the use of these materials, we attempt to differentiate the space used to sell our products from other areas of our customers’ stores. We also promote the use of our Shop-in-Shop concept for watches, handbags and small leather goods. The Shop-in-Shop concept involves the use of dedicated space within a customer’s store to create a brand “shop” featuring our products and visual displays. We also provide our customers with a large number of preprinted, customized advertising inserts and from time to time stage promotional events designed to focus public attention on our products.

Our in-house advertising department designs, develops and implements all aspects of the packaging, advertising, marketing and sales promotion of our products. The advertising staff uses computer-aided design techniques to generate the images presented on product packaging and other advertising materials. We believe that the use of computers encourages greater creativity and reduces the time and cost required to incorporate new themes and ideas into effective product packaging and other advertising materials. Senior management worldwide is involved in monitoring our advertising and promotional activities to ensure that themes and ideas are communicated in a cohesive manner to our target audience.

We advertise, market and promote our products to consumers through a variety of media, including catalog inserts, billboards, print media, television, cinema and the Internet. We also periodically advertise in trade publications such as Women’s Wear Daily and Daily News Record.

Sales and customers

Domestically, we sell our products in retail locations through a diversified distribution network that includes department store doors and specialty retail locations. Our department store doors include stores such as Neiman Marcus, Saks Fifth Avenue, Bloomingdales, Nordstrom, Federated/Macy’s, May Department Stores and Dillard’s, as well as stores such as JCPenney, Kohls and Sears. In addition, we sell certain private label products through mass market stores such as Wal-Mart, Target and Kmart. The specialty retail locations sell a mix of our proprietary brands and licensed brands. We also sell certain of our watch and accessory products at company-owned FOSSIL retail stores and outlet stores located throughout the United States. In addition, we sell certain of our proprietary and licensed watch products, as well as upscale watch brands of other companies, such as Citizen and Swiss Army, at our new company-owned Modern Watch Co. stores. Our apparel products are sold through FOSSIL jeans wear stores and through our website. We also sell our products at retail locations in major airports in the United States, on cruise ships and in independently-owned, authorized FOSSIL retail stores and kiosks in certain international markets.

Our foreign operations include a presence in the Asia Pacific region, Canada, the Caribbean, Central and South America, Europe and the Middle East. Internationally, our products are sold to department stores and specialty retail stores in over 90 countries worldwide through 13 company-owned foreign sales subsidiaries and through a network of approximately 52 independent distributors. Foreign distributors generally purchase products at uniform prices established by us for all international sales and resell them to department stores and specialty retail stores. We generally receive payment from our foreign distributors in U.S. currency. We generally do not have long-term contracts with any of our retail customers. All transactions between us and our retail customers are conducted on the basis of purchase orders, which generally require payment of amounts due to us on a net 30 day basis for most of our U.S. based customers and up to 120 days for certain international customers.

No customer accounted for more than 10% of our net sales in fiscal years 2004, 2003 and 2002. Certain of our customers are under common ownership. No customer, when considered as a group under common ownership, accounted for more than 10% of our net sales in fiscal years 2004, 2003 and 2002. In connection with the recent announcement of Federated Department Stores Inc’s acquisition of

May Department Stores Co., on a pro forma basis, sales to this combined entity would approximate 11% of the Company’s fiscal 2004 sales.

Domestic sales.   For fiscal years 2004, 2003 and 2002, domestic stores accounted for approximately 41.2%, 43.1% and 49.3% of our net sales, respectively. In addition, in the same fiscal year periods, our 10 largest customers in the domestic channel represented approximately 22%, 20% and 25% of total net sales, respectively.

International sales.   During the fiscal years 2004, 2003 and 2002, international and export sales accounted for approximately 45.2%, 43.6% and 38.1% of net sales, respectively.

Company-owned FOSSIL stores.   In 1995, we commenced operations of FOSSIL outlet stores at selected major outlet malls throughout the United States. We currently operate 59 outlet stores. These stores, which operate under the FOSSIL name, enable us to liquidate excess inventory and increase brand awareness. Our products in such stores are generally sold at discounts from 25% to 75% off the suggested retail price. We intend to open 10 to 12 additional outlet stores in 2005.

In 1996, we commenced operations of full priced FOSSIL accessory retail stores in the United States in order to broaden the recognition of the FOSSIL brand name. In December 2004, we commenced operations of our first Modern Watch Co. retail store through which we sell certain of our proprietary and licensed brand watches, as well as watches manufactured by other companies. We currently operate 32 accessory retail stores in leading malls and retail locations throughout the United States, including two Modern Watch Co. stores, and 19 accessory retail stores in select international markets. The FOSSIL accessory retail stores carry a full assortment of FOSSIL merchandise that is generally sold at the suggested retail price. We intend to open six to eight additional FOSSIL accessory retail stores and one to three Modern Watch Co. stores in the United States in 2005. We also operate four multi-brand watch stores in Switzerland.

In 2000, we began offering FOSSIL brand apparel through specially designed company-owned apparel stores. We currently operate 22 FOSSIL jeans wear stores in leading malls and retail locations throughout the United States. Our apparel stores carry the full apparel line along with an assortment of certain FOSSIL watch and accessory products. We intend to open approximately 10 additional apparel stores in 2005.

During the fiscal years 2004, 2003 and 2002, company-owned FOSSIL store sales accounted for approximately 13.6%, 13.3% and 12.5% of net sales, respectively.

Internet sales.   In November 1996, we established a website at www.fossil.com. We offer selected FOSSIL brand watches, certain licensed watch brands, sunglasses, leather goods, apparel, jewelry and other related products on the website. Since the establishment of our website, we believe our online sales have continued to grow through our additional marketing efforts. In addition to offering our product through our website, we also participate in broad online marketing of our products through “storefronts” that are connected to our website, such as America Online, Microsoft Network, Amazon and Yahoo. We have also undertaken other new initiatives to inform customers of our products, such as through search term marketing, direct affiliate relationships and the use of affiliate aggregators, such as Commission Junction and Performics. In addition to offering selected FOSSIL and licensed brand products, we also provide company news and information on our website. During 2000, we launched a business-to-business site that allows our domestic specialty retail accounts access to real-time inventory, account information and automated order processing.

Sales personnel.   We utilize an in-house sales staff and, to a lesser extent, independent sales representatives to promote the sale of our products to retail accounts. Our in-house sales personnel receive a salary and, in some cases, a commission based on a percentage of gross sales attributable to specified accounts. Independent sales representatives generally do not sell competing product lines and are under contracts with us that are generally terminable by either party upon 30 days’ prior notice. These independent contractors are compensated on a commission basis.

Customer service.   We have developed an approach to managing the retail sales process that involves monitoring our customers’ sales and inventories by product category and style, primarily through electronic data interchange, and assisting in the conception, development and implementation of their marketing programs. For example, we review weekly selling reports prepared by certain of our principal customers and have established an active electronic data interchange program with certain of our customers. We also place significant emphasis on the establishment of cooperative advertising programs with our major retail customers. We believe that our management of the retail sales process has resulted in close relationships with our principal customers, often allowing us to influence the mix, quantity and timing of their purchasing decisions.

We believe that our sales approach achieves high retail turnover in our products, which can result in attractive profit margins for our retail customers. We believe that the resulting profit margins for our retail customers encourage them to devote greater selling space to our products within their stores and enable us to work closely with buyers in determining the mix of products any store should carry. In addition, we believe that the buyers’ familiarity with our sales approach has facilitated, and should continue to facilitate, the introduction of new products through our existing distribution network.

We permit the return of damaged or defective products. In addition, although we have no obligation to do so, we accept limited amounts of product returns from our customers in certain other instances. Accordingly, we provide allowances for the estimated amount of product returns. The allowances for product returns as of the end of fiscal years 2004, 2003 and 2002 were $29.8 million, $26.6 million and $24.8 million, respectively. Since 1990, we have not experienced any returns in excess of the aggregate allowances.

Backlog

It is the practice of a substantial number of our customers not to confirm orders by delivering a formal purchase order until a relatively short time prior to the shipment of goods. As a result, the amount of unfilled customer orders includes confirmed orders and orders that we believe will be confirmed by delivery of a formal purchase order. A majority of such amounts represent orders that have been confirmed. The remainder of such amounts represents orders that we believe, based on industry practice and prior experience, will be confirmed in the ordinary course of business. Our backlog at a particular time is affected by a number of factors, including seasonality and the scheduling of the manufacture and shipment of products. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. At the end of 2004, we had unfilled customer orders of approximately $116 million compared to $72 million and $44 million for fiscal years 2003 and 2002, respectively.

Manufacturing

Approximately 65% of the fashion watches we produce in the Far East are assembled in three factories located in China and one factory located in Hong Kong, which are either wholly-owned or majority-owned by us. The remaining 35% are manufactured by approximately 51 factories located primarily in Hong Kong and China. We believe substantial ownership of the assembly factories that produce a majority of our fashion watches is critical to our operating model as we believe this allows us to keep our designs proprietary, to control the size of our production runs and to vertically manage our supply chain. All of our accessory and apparel products are outsourced. We believe that our policy of outsourcing products allows us to achieve increased production flexibility while avoiding significant capital expenditures, build-ups of work-in-process inventory and the costs of managing a substantial production work force. Our Swiss-made watches are assembled primarily in three factories within Switzerland.

The principal components used in the manufacture of our watches are cases, crystals, dials, movements, bracelets and straps. These components are obtained by our manufacturing sources from a large number of suppliers located principally in China, Hong Kong, Italy, Japan, Korea, Switzerland, Taiwan and Thailand. We estimate that the majority of the movements used in the manufacture of our watches are supplied by four principal vendors. No other single component supplier accounted for more than 10% of component supplies in 2004. We do not believe that our business is materially dependent on any single component supplier.

We believe that we have established and maintain close relationships with a number of watch manufacturers located in Hong Kong, China and Switzerland. In 2004, four separate watch manufacturers that are either wholly-owned or majority-owned by us each accounted for 10% or more of our watch supplies. The loss of any one of these manufacturers could temporarily disrupt shipments of certain of our watches. However, as a result of the number of manufacturers from which we purchase our watches, we believe that we could arrange for the shipment of goods from alternative sources within approximately 60 days on terms that are not materially different from those currently available to us. Accordingly, we do not believe that the loss of any single manufacturer would have a material adverse effect on our business. In general, however, our future success will depend upon our ability to maintain close relationships with, or ownership of, our current suppliers and to develop long-term relationships with other suppliers that satisfy our requirements for price and production flexibility.

Our products are manufactured according to plans that reflect management’s estimates of product performance based on recent sales results, current economic conditions and prior experience with manufacturing sources. The average lead time from the commitment to purchase products through the production and shipment thereof ranges from two to four months in the case of watches, leather goods, jewelry and apparel, and from two to six months in the case of eyewear. We believe that the close relationships and, in certain cases, ownership interest, that we have established and maintain with our principal manufacturing sources constitute a significant competitive advantage and allow us to quickly and efficiently introduce innovative product designs and alter production in response to the retail performance of our products.

Quality control

Our quality control program attempts to ensure that our products meet the standards established by our design staff. Samples of products are inspected by us prior to the placement of orders with manufacturing sources to ensure compliance with our specifications. The operations of our manufacturing sources located in Hong Kong and China are monitored on a periodic basis by Fossil (East) Ltd., and the operations of our manufacturing sources located in Switzerland are monitored on a periodic basis by Montres Antima SA, one of our foreign operating subsidiaries. Substantially all of our watches and certain of our other accessories are inspected by personnel of Fossil (East) Ltd. or by the manufacturer prior to shipment to us. In addition, we perform quality control checks on our products upon receipt at our facility.

Distribution

Upon completion of manufacturing, our products are shipped to our warehousing and distribution centers in Dallas, Texas and Miami, Florida, and to our international warehousing and distribution centers in Australia, France, Germany, Hong Kong, Italy, Japan, Singapore, Switzerland and the United Kingdom, from which they are shipped to customers in selected markets. Our approximately 500,000 square foot warehouse and distribution facility in Dallas, Texas, near our headquarters, allows us to maximize our inventory management and distribution capabilities. In 2003, we began distribution from a new 100,000 square foot facility in Germany. This facility supports our current distribution operations in Germany, and with access to additional land we believe that this site will allow us to consolidate our European distribution facilities and support future sales growth throughout Europe.

Our warehouse and distribution facility in Dallas, Texas, is operated in a special purpose subzone established by the U.S. Department of Commerce Foreign Trade Zone Board. As a result of the establishment of the subzone, the following economic and operational advantages are available to us: (i) we may not have to pay duty on imported merchandise until it leaves the subzone and enters the U.S. market, (ii) we may not have to pay any U.S. duty on merchandise if the imported merchandise is subsequently re-exported, and (iii) we do not have to pay local property tax on inventory located within the subzone.

Management information systems

Inventory control.   We maintain inventory control systems at our facilities that enable us to track each item of merchandise from receipt from our manufacturing sources, through shipment to our customers. To facilitate this tracking, a significant number of products sold by us are pre-ticketed and bar coded prior to shipment to our retail customers. Our inventory control systems report shipping, sales and individual stock keeping unit level inventory information. We manage the retail sales process by monitoring customer sales and inventory levels by product category and style, primarily through electronic data interchange. We believe that our distribution capabilities enable us to reduce inventory risk and increase flexibility in responding to the delivery requirements of our customers. Our management believes that our electronic data interchange efforts will continue to grow in the future as customers focus further on increasing operating efficiencies. In addition, we maintain systems that are designed to track inventory movement through the FOSSIL retail and outlet stores. Detailed sales transaction records are accumulated on each store’s point-of-sale system and polled nightly by us.

Enterprise resource planning.   Over the next few years we intend to implement an enterprise resource planning system from SAP AG in North America and Europe principally replacing our principal financial, sales and distribution, inventory planning, merchandising, human resources and reporting systems. The financial, sales and distribution, inventory planning and reporting system implementations were principally completed in North America and Germany during 2003 and 2004, respectively.

Warranty and repair

Our FOSSIL watch products sold in the United States are covered by a limited warranty against defects in materials or workmanship for a period of 11 years from the date of purchase; RELIC watch products are covered by a comparable 12 year warranty; EMPORIO ARMANI, BURBERRY, MW, MW MICHELE and ZODIAC watches are covered by a two year limited warranty, and our other licensed watch products generally are covered by a one year limited warranty. Generally, our watch products sold in Canada, Europe and Asia are covered by a two year limited warranty. Defective products returned by consumers are processed at our warehousing and distribution centers or by distributors. In most cases, defective products under warranty are repaired by our personnel. Products under warranty that cannot be repaired in a cost-effective manner are replaced by us at no cost to the customer. We also perform watch repair services on behalf of certain of our private label customers.

Governmental regulations

Imports and import restrictions.   Most of our products are manufactured overseas. As a result, the United States and the countries in which our products are manufactured or sold may from time to time modify existing or impose new quotas, duties, tariffs or other restrictions in a manner that adversely affects us. For example, our products imported to the United States are subject to U.S. customs duties and, in the ordinary course of its business, we may from time to time be subject to claims by the U.S. Customs Service for duties and other charges. Factors that may influence the modification or imposition of these restrictions include the determination by the U.S. Trade Representative that a country has denied adequate intellectual property rights or fair and equitable market access to U.S. firms that rely on intellectual property, trade disputes between the United States and a country that leads to withdrawal of “most favored nation” status for that country and economic and political changes within a country that are viewed unfavorably by the U.S. government. We cannot predict the effect, if any, these events would have on our operations, especially in light of the concentration of our manufacturing operations in Hong Kong and China.

General.   Our sunglass products are subject to regulation by the U.S. Food and Drug Administration as medical devices, and certain of our dials and watch straps are subject to regulation by the U.S. Fish and Wildlife Service. We do not believe that compliance with such regulations is material to our operations. In addition, we are subject to various state and federal regulations generally applicable to similar businesses.

Intellectual property

Trademarks.   We have registered the FOSSIL and RELIC trademarks for use on our watches, leather goods, apparel and other fashion accessories in the United States and in certain foreign countries, including a number of countries located in Central America, Europe, the Far East, the Middle East and South America. We have also registered or applied for registration in the United States and internationally certain other marks used by us in conjunction with the sale and marketing of our products and services, including MW, MW MICHELE and ZODIAC. Depending upon the jurisdiction, trademarks are valid as long as they are in use and/or their registrations are properly maintained and they have not been found to have become generic. Registrations of trademarks can generally be renewed indefinitely as long as the trademarks are in use. The expiration dates of the U.S. trademark registrations for our material registered trademarks are as follows, with our other registered foreign and domestic trademarks expiring at various dates through 2014. In general, we believe we will be able to renew all of our material trademarks, subject to our continuous use of the trademarks.

Trademark	Expiration Dates
FOSSIL (eyewear)	2006
FOSSIL (watches)	2007
FOSSIL (jewelry)	2012
FOSSIL (leather goods)	2010
FOSSIL (clothing)	2009-2013
FOSSIL (belts)	2011
FOSSIL (retail stores)	2008
FOSSIL logo	2008

Patents.   We continue to explore innovations in the design and manufacture of our watch products and are involved in the development of technology enhanced watches. As a result, we have been granted, and have pending, various U.S. and international design and utility patents related to certain of our watch designs and features. We also have been granted, and have pending, various U.S. patents related to certain of our other products and technologies. The expiration date of our two material U.S. patents is April 12, 2019.

License Agreements.   A portion of our growth in sales and net income is, and is expected to continue to be, derived from the sales of products produced under licensing agreements with third parties. Under these license agreements, we generally have the right to produce, market and distribute certain products utilizing the brand names of other companies. Our material license agreements have various expiration dates between 2007 and 2012.

We regard our trademarks, trade dress and patents as valuable assets and believe that they have significant value in the marketing of our products. We intend to protect our intellectual property rights vigorously against infringement.

Competition

There is intense competition in each of the businesses in which we compete. We believe that the current market for watches can be divided into four segments. Our watch business competes with a number of established manufacturers, importers and distributors in these segments, including, Gucci, Tissot, Omega, Cartier, Christian Dior, David Yurman, Lochman, Rado, Raymond Weil, Seiko, Swiss Army, Guess?, Anne Klein II, Kenneth Cole, Swatch, Timex and Armitron. In addition, our leather goods, sunglass, jewelry and apparel businesses compete with a large number of established companies that have significantly greater experience than us in designing, developing, marketing and distributing such products. In all of our businesses, we compete with numerous manufacturers, importers and distributors who have significantly greater financial, distribution, advertising and marketing resources than us. Our competitors include distributors that import watches, accessories and apparel from abroad, domestic companies that have established foreign manufacturing relationships and companies that produce accessories and apparel domestically.

We compete on the basis of style, price, value, quality, brand name, advertising, marketing and distribution. In addition, we believe that our ability to identify and respond to changing fashion trends and consumer preferences, to maintain existing relationships and develop new relationships with manufacturing sources, to deliver quality merchandise in a timely manner and to manage the retail sales process are important factors in our ability to compete.

We consider that the risk of significant new competitors is mitigated to some extent by barriers to entry such as high startup costs and the development of long-term relationships with customers and manufacturing sources. During the past few years, it has been our experience that better department stores and other major retailers have been increasingly unwilling to source products from suppliers who are not well capitalized or do not have a demonstrated ability to deliver quality merchandise in a timely manner. There can be no assurance, however, that significant new competitors will not emerge in the future.

Employees

As of the end of fiscal year 2004, we employed approximately 5,400 persons, including approximately 2,200 persons employed by our foreign operating subsidiaries.

We have not entered into any collective bargaining agreements with our domestic employees. We believe that our relations with our employees are generally good.

Item 2.                        Properties

Company Facilities.   As of the end of fiscal year 2004, we owned or leased the following material facilities in connection with our domestic and international operations:

Location	Use	Square Footage	Owned / Leased
Richardson, Texas	Corporate headquarters	190,000	Owned
Richardson, Texas	Warehouse	138,000	Owned
Dallas, Texas	Office, warehouse and distribution	517,500	Owned
Miami, Florida	Office, warehouse and distribution	8,500	Owned
Eggstätt, Germany	Office, warehouse and distribution	100,000	Owned
New York, New York	General office and showroom	13,596	Lease expiring in 2016
China	Manufacturing	86,359	Lease expiring in 2005
China	Manufacturing	48,000	Lease expiring in 2006
China	Manufacturing	22,000	Lease expiring in 2008

We also lease certain manufacturing and/or office, warehouse and/or distribution facilities in Atlanta, Georgia; Chicago, Illinois; Los Angeles, California; Switzerland; Sweden; Taiwan; Hong Kong; Malaysia;

the United Kingdom; Australia; Japan and Italy and own an office, warehouse and distribution facility in France.

Jeans Wear Retail Store Facilities.   As of the end of fiscal year 2004, we had entered into 22 lease agreements for retail space at prime locations in the United States for the sale of our apparel line and certain of our accessory products. The leases, including renewal options, expire at various times from 2010 to 2015. The leases provide for minimum annual rentals and, in certain cases, for the payment of additional rent when sales exceed specified net sales amounts. We are also required to pay our pro rata share of the common area maintenance costs, including real estate taxes, insurance, maintenance expenses and utilities.

Accessory Retail Store Facilities.   As of the end of fiscal year 2004, we had entered into 32 lease agreements for retail space at prime locations in the United States for the sale of our full assortment of accessory products. The leases, including renewal options, expire at various times from 2006 to 2015. The leases provide for minimum annual rentals and, in certain cases, for the payment of additional rent when sales exceed specified net sales amounts. We are also required to pay our pro rata share of the common area maintenance costs, including real estate taxes, insurance, maintenance expenses and utilities.

Outlet Store Facilities.   We also lease retail space at selected outlet centers throughout the United States for the sale of our products. As of the end of fiscal year 2004, we had entered into 60 such leases. The leases, including renewal options, expire at various times from 2005 to 2012, and provide for minimum annual rentals and for the payment of additional rent based on a percentage of sales above specified net sales amounts. We are also required to pay our pro rata share of the common area maintenance costs at each outlet center, including, real estate taxes, insurance, maintenance expenses and utilities.

International Store Facilities.   As of the end of fiscal year 2004, we operated 23 retail stores in various international markets, including the Netherlands, the United Kingdom, Canada, Germany, Switzerland, Singapore and Australia.

We believe that our existing facilities are well maintained and in good operating condition.

Item 3.                        Legal Proceedings

There are no legal proceedings to which we are a party or to which our properties are subject, other than routine litigation incident to our business, which is not material to our consolidated financial condition, cash flows or results of operations.

Item 4.                        Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our stockholders during the fourth quarter of fiscal year 2004.

PART II

Item 5.                        Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Our Common Stock is listed on the Nasdaq National Market under the symbol “FOSL.” Quotation of our Common Stock began on the Nasdaq National Market on April 8, 1993.

The following table sets forth the range of quarterly high and low sales prices per share of our Common Stock on the Nasdaq National Market for the fiscal years ended January 1, 2005 and January 3, 2004. Such prices have been adjusted to reflect a three-for-two stock split of our Common Stock effected as a fifty percent (50%) stock dividend paid on April 8, 2004.

	High	Low
Fiscal year beginning January 4, 2004:
First Quarter	$23.300	$17.680
Second Quarter	27.970	21.940
Third Quarter	32.370	21.750
Fourth Quarter	32.250	23.350
Fiscal year beginning January 5, 2003:
First Quarter	$14.360	$10.633
Second Quarter	16.293	10.800
Third Quarter	19.333	15.833
Fourth Quarter	20.133	16.233

As of March 11, 2005, there were 157 holders of record, although the number of beneficial owners is much larger.

Cash Dividend Policy.   We expect that we will retain all available earnings generated by our operations for the development and growth of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination as to a cash dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition and future prospects and such other factors as our Board of Directors may deem relevant.

The table below sets forth the information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our Common Stock during the fourth quarter of our fiscal year ended January 1, 2005.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Month #1 (October 3, 2004 to October 30, 2004)	60,000	$28.8255	60,000	540,000
Month #2 (November 1, 2004 to November 27, 2004)	60,000	$28.6938	60,000	480,000
Month #3 (November 28, 2004 to January 1, 2005)	60,000	$25.3626	60,000	420,000
Total	180,000	$27.6273	180,000

(1)             No shares were purchased other than through the publicly announced repurchase program during the fourth quarter of the fiscal year ended January 1, 2005.

(2)             On September 30, 2004, we announced that our Board of Directors had approved a share repurchase program, pursuant to which up to 600,000 shares of our Common Stock may be repurchased.

The information under the heading “Equity Compensation Plan Information” in our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report, is incorporated into Item 12 of this report by reference.

Recent Sales of Unregistered Securities

We had no sales of unregistered securities during the fourth quarter of fiscal year 2004.

Item 6.                        Selected Financial Data

The following information should be read in conjunction with our consolidated financial statements and notes thereon.

Fiscal Year	2004		2003	2002	2001		2000
	IN THOUSANDS, EXCEPT PER SHARE DATA
Net Sales	$959,960		$781,175	$663,338	$545,541		$504,285
Gross Profit	510,095		399,965	333,003	271,290		255,725
Operating Income	141,469		109,750	95,930	76,854		93,821
Income before taxes	141,102		109,471	95,979	72,804		94,717
Net income	90,569	(1)	68,335	58,907	43,683	(3)	55,883
Earnings per share:(2)
Basic	1.28	(1)	0.98	0.85	0.64	(3)	0.78
Diluted	1.22	(1)	0.93	0.81	0.62	(3)	0.76
Weighted average common and common equivalent shares outstanding:(2)
Basic	70,672		69,817	68,990	67,877		71,301
Diluted	74,462		73,182	72,357	70,290		73,520
Working capital	$363,164		$313,561	$241,177	$163,280		$169,792
Total assets	783,824		587,541	482,526	380,863		307,591
Long-term debt	—		—	—	—		—
Stockholders’ equity	524,000		423,426	340,541	264,023		220,699
	19.4%		18.4%	19.9%	18.3%		26.9%

(1)          Includes one-time after tax charges related to cummulative rent expense adjustments and settlement of a supplier claim of $2.0 million and $550,000 respectively. Excluding these one-time charges, net income, basic earnings per share and diluted earnings per share were $93.1 million, $1.32 and $1.25, respectively.

(2)          All share and per share price data have been adjusted to reflect three-for-two stock splits effected in the form of stock dividends paid on June 7, 2002, and April 8, 2004.

(3)          Includes a $2.9 million one-time after tax charge which reflects the write-off of the carrying value of our investment in SII Marketing International, Inc. as a result of our decision to terminate its equity participation in this joint venture relationship. Excluding this one-time charge, net income, basic earnings per share and diluted earnings per share were $46.5 million, $0.69 and $0.66, respectively.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary

We are a design, development, marketing and distribution company that specializes in consumer products predicated on fashion and value. The FOSSIL brand name was developed to convey a distinctive fashion, quality and value message and a brand image reminiscent of an earlier time that suggests a time of fun, fashion and humor. Since our inception in 1984, we have grown into a global watch company with a well-recognized branded portfolio delivered over an extensive distribution network. Our principle offerings include an extensive line of watches sold under our proprietary brands as well as licensed brands for some of the most prestigious companies in the world. We also offer complementary lines of small leather goods, belts, handbags and sunglasses under our proprietary FOSSIL and RELIC brands, jewelry under the FOSSIL and EMPORIO ARMANI brands and FOSSIL apparel. Our centralized infrastructure in design/development and production/sourcing allows us to leverage the strength of our branded watch portfolio over an extensive global distribution network.

Our products are sold primarily to department stores and specialty retail stores in over 90 countries worldwide through company-owned foreign sales subsidiaries and through a network of approximately 52 independent distributors. Our foreign operations include wholly or majority-owned subsidiaries in Australia, Canada, France, Germany, Hong Kong, Italy, Japan, Malaysia, the Netherlands, Singapore, Switzerland and the United Kingdom. In January 2005 we also acquired our former distributors in Sweden and Taiwan. In addition, our products are offered at company-owned retail locations, located in the United States and certain international markets, and authorized FOSSIL retail stores and kiosks located in several major airports, on cruise ships and in certain international markets. Our successful expansion of our product lines worldwide and leveraging of our infrastructure have contributed to our increasing net sales and operating profits.

Critical accounting policies and estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to product returns, bad debts, inventories, long-lived asset impairment and impairment of goodwill. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies require the most significant estimates and judgments.

Product Returns.   We accept limited returns and will request that a customer return a product if we feel the customer has an excess of any style that we have identified as being a poor performer for that customer or geographic location. We continually monitor returns and maintain a provision for estimated returns based upon historical experience and any specific issues identified. While returns have historically been within management’s expectations and the provisions established, future return rates may differ from those experienced in the past. Any significant increase in product damages or defects and the resulting credit returns could have an adverse impact on the operating results for the period or periods in which such returns materialize.

Bad debt.   We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues identified. While such credit losses have historically been within our expectations and the provisions established, future credit losses may differ from those experienced in the past.

Inventories.   Inventories are stated at the lower of average cost, including any applicable duty and freight charges, or market. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the average cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Long-lived Asset Impairment.   We test for asset impairment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable from estimated future cash flows. We apply SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in order to determine whether or not an asset is impaired. Our management evaluates the ongoing value of assets, primarily leasehold improvements and in-store fixturing, associated with our owned retail stores that have been open longer than one year. When undiscounted cash flows estimated to be generated through the operations of our owned retail stores are less than the carrying value of those assets, impairment losses are recorded in selling and distribution expenses. Should actual results or market conditions differ from those anticipated, additional losses may be recorded.

Impairment of Goodwill.   We evaluate goodwill for impairment annually by comparing the fair value of the reporting unit to the book value. The fair value of our reporting units is estimated using discounted cash flow methodologies and market comparable information. Based on the analysis, if the estimated fair value of each reporting unit exceeds the book value of the reporting unit, no impairment loss is recognized. In the fourth quarter of fiscal 2004 and 2003, we performed the required annual impairment test and determined that no goodwill impairment existed.

New Accounting Standards.   In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs—An Amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted beginning on January 1, 2006. We are currently evaluating the effect that the adoption of SFAS 151 will have on our consolidated results of operations and financial condition but do not expect SFAS 151 to have a material impact.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which revises SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123R also supersedes APB 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. In general, the accounting required by SFAS 123R is similar to that of SFAS No. 123. However, SFAS No. 123 gave companies a choice to either recognize the fair value of stock options in their income statements or disclose the pro forma income statement effect of the fair value of stock options in the notes to the financial statements. SFAS 123R eliminates that choice and requires the fair value of all share-based payments to employees, including the fair value of grants of employee stock options, be recognized in the income statement, generally over the option vesting period. SFAS 123R must be adopted no later than July 1, 2005. Early adoption is permitted.

SFAS 123R permits adoption of its requirements using one of two transition methods:

1.                A modified prospective transition (“MPT”) method in which compensation cost is recognized beginning with the effective date (a) for all share-based payments granted after the effective date and (b) for all awards granted to employees prior to the effective date that remain unvested on the effective date.

2.                A modified retrospective transition (“MRT”) method which includes the requirements of the MPT method described above, but also permits restatement of financial statements based on the amounts previously disclosed under SFAS 123’s pro forma disclosure requirements either for (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We are currently evaluating the timing and manner in which it will adopt SFAS 123R.

As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, has recognized no compensation cost for employee stock options.

Accordingly, adoption of SFAS 123R’s fair value method will have an effect on results of operations, although it will have no impact on overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required, thereby reducing net operating cash flows and increasing net financing cash flows in periods after adoption. While those amounts cannot be estimated for future periods (because they depend on, among other things, when employees will exercise the stock options and the market price of our stock at the time of exercise), the amount of operating cash flows generated in prior periods for such excess tax deductions was $6.5 million, $3.1 million and $3.1 million in 2004, 2003 and 2002, respectively.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions , and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005 and is required to be adopted beginning on January 1, 2006. We are currently evaluating the effect that the adoption of SFAS 153 will have on our consolidated results of operations and financial condition but do not expect it to have a material impact.

2004 highlights

New growth initiatives.

•       In February 2004, we began shipments of private label products to the mass market distribution channel and added accessories later in the year.

•       In April 2004, we acquired Michele Watches, a premier brand in the fashion luxury distribution channel.

•       In April 2004, we announced the signing of a license agreement for MICHAEL Michael Kors watches and commenced distribution to domestic department stores in August.

•       In August 2004, we announced the signing of a license agreement for MARC JACOBS and MARC by Marc Jacobs watches and expect to begin shipping this product in late 2005 and in 2006, respectively.

•       In November 2004, we announced the signing of a license agreement for adidas watches that is scheduled to begin distribution worldwide in early 2006.

Other highlights.

•       We completed a three-for-two stock split paid in the form of a 50% stock dividend in April 2004.

•       We completed a secondary offering of approximately 7.3 million shares of our common stock on behalf of selling shareholders in May 2004.

•       We completed the implementation of SAP in our German subsidiary in August 2004 that represents the first stage of our plans to consolidate our European distribution operations and certain back-office accounting functions beginning in late 2005.

•       Our retail stores reported an increase in comparable store sales of 11%, the second year of double-digit comparable store sales increases for this segment.

Results of Operations

The following table sets forth, for the periods indicated, (i) the percentages of our net sales represented by certain line items from our consolidated statements of income and (ii) the percentage changes in these line items between the years indicated.

		Percentage		Percentage
		change from		change from
Fiscal Year	2004	2003	2003	2002	2002
Net sales	100.0%	22.9%	100.0%	17.8%	100.0%
Cost of sales	46.9	18.0	48.8	15.4	49.8
Gross profit	53.1	27.5	51.2	20.1	50.2
Operating expenses	38.4	27.0	37.2	22.4	35.7
Operating income	14.7	28.9	14.1	14.4	14.5
Interest expense	—	(51.6)	—	(42.1)	—
Other (expense) income—net	—	55.3	—	(239.1)	—
Income before income taxes	14.7	28.9	14.1	14.1	14.5
Income taxes	5.3	22.8	5.3	11.0	5.6
Net income	9.4%	32.5%	8.8%	16.0%	8.9%

The following table sets forth certain components of our consolidated net sales and the percentage relationship of the components to consolidated net sales for the fiscal year indicated:

	Amounts in millions			Percentage of total
Fiscal Year	2004	2003	2002	2004	2003	2002
International:
Europe	$306.9	$258.1	$189.4	31.9%	33.1%	28.6%
Other	127.2	82.0	63.6	13.3%	10.5%	9.6%
Total international	434.1	340.1	253.0	45.2%	43.6%	38.2%
Domestic:
Watch products	241.9	205.7	200.9	25.2%	26.3%	30.3%
Other products	153.8	131.3	126.3	16.0%	16.8%	19.0%
Total domestic	395.7	337.0	327.2	41.2%	43.1%	49.3%
Retail worldwide	130.2	104.1	83.1	13.6%	13.3%	12.5%
Total net sales	$960.0	$781.2	$663.3	100.0%	100.0%	100.0%

Fiscal 2004 compared to fiscal 2003

Net sales.   The following table is intended to illustrate by factor the total year-over-year percentage change in sales by segment and on a consolidated basis:

Analysis of Percentage Change in Sales Versus Prior Year
Attributable to Changes in the Following Factors

	Exchange Rates	Acquisitions	Organic Growth	Total Change
Europe	11%	—%	8%	19%
Other international	3	6	46	55
Domestic wholesale	—	8	9	17
Retail worldwide	1	—	24	25
Total	4%	4%	15%	23%

International Net Sales.   The following discussion excludes the impact on sales growth attributable to foreign currency rate changes and acquisitions as noted in the above table. European sales growth was driven by sales volume increases in FOSSIL, DIESEL and DKNY watches and FOSSIL jewelry. Growth from other international sales, which include our Canada and Asia Pacific distribution businesses and export sales from the United States, was led by sales volume increases in FOSSIL, EMPORIO ARMANI, BURBERRY, DIESEL and DKNY watch businesses. Our other international segment was also positively impacted by an approximate $4.7 million special market sale that we are not expecting to reoccur in 2005. We believe we maintain a competitive advantage as a result of our long-term relationships and strength of our business with our retailers throughout the international marketplace. We further believe our impressive portfolio of global watch brands and our ability to acquire additional brands position us for further penetration internationally as we continue to take shelf space from lesser known local and regional brands. We believe these local and regional brands do not have the marketing strength, distribution network or the global brand recognition in comparison to the brands included in our watch portfolio. Additionally, we anticipate that the recent addition of Michele Watches and the recently signed adidas license, scheduled for launch in early 2006, may further advance our product offering and allow for long-term leverage of our existing distribution infrastructure outside the United States, further strengthening our competitive advantage. Our management believes our international businesses may continue to contribute double-digit sales increases in 2005, assuming foreign currency rates remain near their existing levels relative to the U.S. dollar. We expect this growth to be more pronounced in the Asia Pacific markets due to the lower level of penetration we currently have in this market relative to overall size of the watch market in this region.

Domestic Net Sales.   Excluding the impact on sales growth attributable to acquisitions, domestic watch sales increased 9.9% principally as a result of a $10.1 million increase from our mass market initiative launched in 2004 and sales volume growth in the RELIC brand. These increases were offset by an approximate 10% decrease in sales volume related to the FOSSIL watch brand. We believe that the increase in sales of RELIC watches is primarily due to changes made to our assortment as well as additional growth resulting from new customers added in late Fiscal 2003. We believe the decrease in the FOSSIL brand, which was more pronounced in the second half of Fiscal 2004, is due to a cyclical shift in consumer discretionary spending patterns toward other accessory areas in department stores and away from fashion watches. Additionally, we experienced more difficult comparisons against sales levels achieved in the second half of Fiscal 2003. During the second half of Fiscal 2003, the re-emergence of leather strap watches as a popular fashion item contributed to double-digit sales growth for the FOSSIL brand. Our management believes it can gain additional market share for FOSSIL and our other watch brands in the U.S. market by expanding into both a greater number of locations with our existing retailers as well as adding additional retailers for certain brands that we believe are under-penetrated by utilizing the talent of our broad-based design group and exploiting the speed of our supply chain that allows for quicker response to changes in fashion trends than our competitors. Domestic sales of our accessory and sunglass businesses rose 17.4% resulting from sales volume growth in FOSSIL women’s and men’s leather products and sunglasses as well as RELIC accessories. We believe these increases resulted from a cyclical shift in consumer discretionary spending patterns toward other accessory areas in department stores in addition to our expanded presence in certain categories in a number of customers we service. FOSSIL and RELIC watches and accessories continue to be a leading supplier to U.S. department and specialty retail stores. Management believes sales growth for our domestic wholesale businesses may be in the low double-digit range for 2005 with continued strength expected in the accessory business and continued sales volume growth from our mass market business and Michele Watches, which was acquired in April of 2004.

Company-Owned Retail Stores Net Sales.   Excluding the impact on sales growth attributable to foreign currency rate changes, sales from our retail stores worldwide increased 24% during the year as a result of a 14% increase in the average number of stores opened during the year and comparable store sales gains of 11%. Our management believes our double-digit comparable store growth during the year was attributable to better in-store merchandising and visual presentation. We operated 136 stores at the end of the year, consisting of 60 outlet, 31 accessory and 22 jeanswear stores in the United States and 23 accessory stores located outside the United States. This compares to 119 stores at the end of the prior year, 53 outlet, 26 accessory and 18 jeanswear in the United States and 22 accessory stores located outside the United States. We opened 17 new stores during the year. We are currently targeting 27 to 33 new store openings in 2005 that will be dependent upon available retail spaces and lease terms that meet our requirements. We anticipate most of these new stores to be opened during the second half of Fiscal 2005. Based upon planned new door openings and continued positive comparable store sales growth, management believes retail stores net sales growth may exceed 15% in 2005. A store is included in comparable store sales in the thirteenth month of operation. Stores that experience a gross square footage increase of 10% or more due to an expansion and/or relocation are removed from the comparable store sales base, but are included in total sales. These stores are returned to the comparable store sales base in the thirteenth month following the expansion and/or relocation.

Gross Profit.   Gross profit margin increased to 53.1% compared to 51.4% in the prior year, or 170 basis points. This margin expansion can be attributed primarily to higher international gross profit margin due to stronger foreign currencies, primarily the Euro and British Pound, and increased sales, as a percentage of total sales, from our international businesses and company-owned retail stores. Stronger foreign currencies contributed approximately 150 basis points to the overall gross profit margin increase. Sales from our international businesses and our retail stores generally provide gross profit margins in excess of our historical consolidated gross profit margin. Gross profit margins generated from our international businesses are historically higher than those experienced in the U.S., mainly due to higher average wholesale prices charged for watch products internationally and the general absence of lower margin accessory businesses offered outside the United States. Partially offsetting these gross profit margin increases were increased sales, as a percentage of total sales, from our lower margin producing RELIC watch and our new mass market businesses. Our management believes 2005 gross profit margin may be favorably impacted because sales from our international businesses and company-owned retail stores are forecasted to increase at a faster rate than our total sales and offset the overall negative margin impact related to an increasing mass market watch business in 2005. As a result, assuming foreign currency rates remain near their existing levels relative to the U.S. dollar, we believe gross profit margin for 2005 may increase 50 basis points.

Operating Expenses.   Operating expenses increased approximately $78 million during 2004 and, as a percentage of net sales, increased to 38.4% of net sales compared to 37.2% for the prior year. Included in 2004 operating expenses is approximately $11 million in additional costs related to the translation impact of stronger foreign currencies into U.S. dollars and approximately $11 million related to operating expenses of businesses acquired in 2004 and new product initiative costs. Excluding the effects of currency, operating expenses of acquired businesses and new initiatives, operating expense increases during 2004 primarily reflect increases in payroll related costs, advertising costs, professional fees, and depreciation and amortization expense. Increased payroll costs were mainly related to additional brand management personnel to support our global sales network, increased headcount in our information technology group primarily to support our new SAP software solution, increased staffing to support our European consolidation effort and increased staffing in our Asia Pacific businesses to support our significant growth in that region during 2004. Advertising expense, excluding the effects of foreign currencies, acquisitions and new initiatives increased $15 million or 50 basis points as a percentage of net sales, primarily as a result of increased advertising initiatives taken on during the fourth quarter of 2004. Increased professional fees are related to increased consulting costs associated with our SAP software implementation, accounting and legal fees incurred in connection with our European consolidation project and audit and consulting costs related to our Sarbanes-Oxley compliance project. Depreciation and amortization expense increases are due to completion of the first two phases of our SAP global software implementation in July 2003 for U.S. operations and August 2004 for our Germany operations as well as other capital additions made during 2004.

As a result of recent clarifications issued by the Securities and Exchange Commission, which provided guidance on long-standing, generally accepted accounting principles related to operating leases, we have reviewed our lease accounting practices and based on this review, and in consultation with our audit committee and independent Registered Public Accountants, Deloitte & Touche LLP, we have recorded a $3.1 million pre-tax charge to rent expense during the fourth quarter of fiscal 2004. This adjustment arises from corrections to our previous accounting practices relating to the extension of the rental expense period to the lease possession date and rent escalations in computing rent expense for operating leases, primarily related to our retail stores segment. Prior years’ financial results have not been restated due to the immateriality of this issue to the results of operations, cash flows and statement of financial position for our current year or any individual prior quarter or year.

Subsequent to year-end, we have reached a settlement on a claim made by a supplier related to production of certain watch products. As a result of this settlement, we have recorded a pre-tax charge of $875,000 during the fourth quarter of fiscal year 2004.

Our management anticipates 2005 operating expenses, as a percentage of net sales to remain at or near levels experienced in 2004, assuming foreign currency rates remain near their existing levels relative to the U.S. dollar. In 2005 we expect increases in operating expenses due to increased depreciation and amortization expense related to our continuing SAP implementation, additional costs to be incurred to further develop our jewelry infrastructure and additional costs associated with new business initiatives that are not expected to produce significant revenues during 2005, primarily our new MARC JACOBS and adidas licensed businesses. We expect these increases to be partially offset by operating leverage in other areas of our operating expenses.

Operating Income.   Improved gross profit margin was partially offset by increased operating expenses as a percentage of sales, which resulted in the Company’s operating profit margin increasing 60 basis points to 14.7% in 2004 compared to 14.1% in the prior year. Operating income included approximately $25 million in additional income as a result of the effects of stronger foreign currencies. Our management believes operating margin for 2005 may remain relatively unchanged from 2004 on a full year basis, based on assumptions discussed above. As we continue to grow in the watch, jewelry and retail store segments, we believe we may continue to experience a greater percentage of our annual profits in the back half of the year. As a percent of sales, we believe operating expenses may be more significant in the first half of the year when, due to seasonality, our sales volumes are lower while our carrying costs of stores, personnel and infrastructure costs incurred in the back half of the prior year carries into Fiscal 2005.

Other Income (Expense).   Other income (expense) primarily reflects interest income from cash investments, royalty income, foreign currency transaction gains or losses, minority interest expense of our majority-owned consolidated subsidiaries, gains and losses on disposal of assets and equity in the earnings of our non-consolidated joint venture. During 2004, other income (expense) decreased unfavorably by approximately $100,000. The decrease was primarily a result of increased minority interest expense and decreased royalty income partially offset by increased equity in the earnings of our non-consolidated joint venture and gains from disposal of certain assets.

Income Taxes.   Our effective income tax rate decreased to 35.8% during 2004 compared to 37.6% in the prior year. This decrease was primarily related to a higher mix of income generated from countries whose statutory income tax rates are lower than our historical average income tax rate. During 2005, pursuant to the American Jobs Creation Act of 2004, our management expects to repatriate subsidiary earnings which were not considered permanently invested. As a result we are expecting to receive an 85% dividends received deduction for eligible dividends, resulting in a lower effective tax rate for 2005. Based upon preliminary estimates of amounts available for potential repatriation, our management believes that our 2005 effective tax rate may be reduced to approximately 32%, which equates to an approximate one-time benefit of $0.09 diluted earnings per share for the year. We will use these funds on qualified expenditures in the United States in accordance with our approved Domestic Reinvestment Plan.

Diluted Earnings Per Share Guidance.   Our management expects Fiscal 2005 diluted earnings per share of $1.44 to $1.48, excluding the $0.09 benefit from repatriation of certain subsidiary earnings in connection with the American Jobs Creation Act of 2004. This guidance for 2005 does not include the effect of expensing stock options as required under new accounting rules, which the Company will implement during the third quarter of Fiscal 2005.

Fiscal 2003 compared to fiscal 2002

Net sales.   The following table is intended to illustrate by factor the total year-over-year percentage change in sales by segment and on a consolidated basis:

Analysis of Percentage Change in Sales Versus Prior Year
Attributable to Changes in the Following Factors

	Exchange Rates	Acquisitions	Organic Growth	Total Change
Europe	19%	2%	15%	36%
Other international	5	9	15	29
Domestic wholesale	—	—	3	3
Retail worldwide	1	5	19	25
Total	6%	2%	10%	18%

International Net Sales.   Excluding the impact on sales growth attributable to foreign currency rate changes as noted in the above table, European sales growth was driven by sales volume increases in FOSSIL, DIESEL and DKNY watches and FOSSIL and EMPORIO ARMANI jewelry. Growth from other international sales, which include our Canada and Far East distribution businesses and export sales from the U.S., was led by sales volume increases in FOSSIL, EMPORIO ARMANI and DIESEL watch businesses.

Domestic Net Sales.   Domestic watch sales increased 2.4% on sales volume increases primarily as a result of a 5.5% increase in sales of FOSSIL watches and a 17.3% increase in sales of licensed brand watches. The re-emergence of leather strap watches as a popular fashion item and the increased market penetration of Fossil watches that have motion taking place on the dial were the primary factors behind increases in FOSSIL watch sales. These sales gains were partially offset by an 18% decrease in sales of RELIC watches and a 98% decrease in sales of the EDDIE BAUER private label watch line. During 2003, we chose not to renew our watch license for the EDDIE BAUER brand name, due primarily to the financial difficulties experienced by EDDIE BAUER’S parent company. We believe that the decline in sales of RELIC watches is primarily due to increased competition from less expensive fashion watches. Domestic sales of our accessory and sunglass businesses rose 4.0% resulting from a 34%, 7% and 79% increase in RELIC accessories, FOSSIL men’s leather and FOSSIL sunglasses, respectively. Excluding RELIC eyewear, which experienced a 57% decrease in sales volume in 2003 due to the loss of a sizeable portion of a significant customer’s business, domestic sales of our accessory and sunglass businesses increased 9.0%.

Company-Owned Retail Stores Net Sales.   Sales from company-owned retail stores worldwide increased 25.3% during the year as a result of a 14.4% increase in the average number of stores opened during the year and comparable store sales gains of 10.6%. Our management believes our double-digit comparable store growth during the year was attributable to better in-store merchandising and visual presentation and lower quantities of discounted merchandise available in comparison to the prior year, that resulted in higher average selling prices during 2003. We operated 119 stores at the end of the year, consisting of 53 outlet, 26 accessory and 18 jeanswear stores in the United States and 22 accessory stores located outside the United States. This compares to 104 stores at the end of the prior year, 47 outlet, 23 accessory and 18 jeanswear in the United States and 16 accessory stores located outside the United States. We opened 17 new stores during the year, including six stores acquired in Europe, and closed two stores.

Gross Profit.   Gross profit margin increased to 51.4% compared to 50.4% in the prior year, or 100 basis points. This margin expansion can be attributed primarily to (i) increased sales, as a percentage of total sales, from our international businesses, company-owned retail stores and licensed watch products; and (ii) higher international gross profit margin due to stronger foreign currencies, primarily the Euro. Sales from our international businesses, company-owned retail stores and licensed products generally provide gross profit margins in excess of our historical consolidated gross profit margin. Gross profit margins generated from our international businesses are historically higher than those experienced in the U.S., mainly due to higher average wholesale prices charged for watch products internationally and the general absence of lower margin accessory businesses offered outside the U.S. Partially offsetting these gross profit margin increases were increased sales, as a percentage of total sales, from RELIC accessory products that generally provide gross profit margin below our historical consolidated gross profit margin.

Operating Expenses.   Operating expenses increased approximately $53 million during 2003 and, as a percentage of net sales, increased to 37.3% during 2003 compared to 35.9% for the prior year. Included in 2003 operating expenses is approximately $13 million in additional costs related to the translation impact of stronger foreign currencies into U.S. dollars and approximately $7 million related to operating expenses of businesses acquired in 2002. The remaining $33 million increase in operating expenses during 2003 primarily reflects (i) $9.4 million in additional personnel and other costs associated with new business initiatives primarily related to our Swiss watch, EMPORIO ARMANI jewelry and technology-enhanced watch businesses for which there have been minimal revenue contributions to date, (ii) advertising costs, (iii) depreciation and amortization expense and (iv) additional costs to support sales volume growth. For the year, total advertising expense increased $11.0 million to 7.1% of net sales compared to 6.7% of net sales in 2002. Depreciation and amortization expense increased $4.8 million due to completion of the first phase of our SAP global software implementation in July 2003 as well as other capital additions made during 2003.

Operating Income.   Increased operating expenses, as a percentage of net sales, were partially offset by improved gross profit margins resulting in operating profit margin of 14.1% of net sales compared to 14.5% of net sales in 2002. Operating income for the year included approximately $15 million of additional income as a result of the effects of stronger foreign currencies.

Other Income (Expense).   Other income (expense) primarily reflects interest income from cash investments, royalty income, foreign currency transaction gains (losses), minority interest expense of our majority-owned consolidated subsidiaries and equity in the earnings of our non-consolidated joint venture. During 2003, other income (expense) decreased unfavorably by approximately $300,000. The decrease was primarily a result of increased minority interest expense and legal expenses related to enforcing our intellectual property rights offset by foreign currency transaction gains and increased interest income due to higher levels of invested cash balances maintained during 2003.

Income Taxes.   Our effective income tax rate decreased to 37.6% during 2003 compared to 38.6% in the prior year. This decrease was primarily related to a higher mix of income generated from countries whose statutory income tax rates are lower than our historical average income tax rate.

Effects of inflation

Our management does not believe that inflation has had a material impact on results of operations for the periods presented. Substantial increases in costs, however, could have an impact on us and the industry. Management believes that, to the extent inflation affects its costs in the future, we could generally offset inflation by increasing prices if competitive conditions permit.

Liquidity and capital resources

Our general business operations historically have not required substantial cash needs during the first several months of our fiscal year. Generally, starting in the second quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame. Our cash holdings and short-term marketable securities as of the end of the year increased to $192 million in comparison to $164 million at the end of the prior year. This $28 million increase is primarily the result of $82 million of net cash generated from operating activities and $24 million of cash generated from financing activities offset by $76 million of cash used in investing activities. Cash flows generated from operating activities were primarily related to net income of $91 million and non-cash items of approximately $25 million. Cash flows generated from financing activities were comprised of $24 million of net borrowings and $10 million of proceeds from the exercise of stock options partially offset by repurchases of common stock and distributions of minority interest earnings. The $76 million of net cash used in investing activities primarily consisted of $48 million related to business acquisitions and $28 million of fixed asset additions.

Accounts receivable increased to $155 million at the end of 2004 compared to $120 million at the end of 2003. Average day’s sales outstanding increased to 52 days for the year compared to 48 days in the prior year. This increase is attributable to an increase in our average collection cycle and a decrease in the relative percentage of return and bad debt allowances in our net accounts receivable balance. The collection cycle has increased as a result of a larger percentage of international sales that historically have longer collection periods than those experienced in our U.S. business. Fiscal 2004 ending inventory of $179 million represents an increase of 41% compared to $127 million in the prior year. Management believes the inventory percentage increase is misleading given the unusually low inventory levels at the end of Fiscal 2003. Inventory at fiscal 2003 year-end rose by 4%, as compared to fiscal 2002, even as net sales grew by 18%. For comparison purposes we believe that a two-year assessment of our inventory growth in relationship to sales growth provides a better indication of our inventory position at the end of 2004. Specifically, from Fiscal 2002 to Fiscal 2004 sales grew by 45% with inventory increasing by 47% during the same period.

At the end of 2004, we had working capital of $363 million compared to working capital of $314 million at the end of the prior year. We had approximately $27 million of outstanding borrowings at the end of 2004. Approximately $24 million of these outstanding borrowings are under our $50 million U.S. Short-Term Revolving Credit Facility bearing interest at prime minus 1% (4.25% at year-end) or Eurodollar base rate plus 0.50% (2.87% at year-end), due September 2005. The remaining $3 million in borrowings are under a short-term facility in Japan bearing interest at the Euroyen rate (approximately 0.9% at year-end), due May 2005. The $24 million outstanding under our U.S. credit facility was repaid in full in January 2005.

During 2005, we anticipate capital expenditures of approximately $30 million to principally cover additional computer software implementation cost and hardware purchases, leasehold and owned facility improvements as well as other capital additions. In addition, it is our intent to continue our stock repurchase program to partially offset the dilutive effect of stock options granted. At the end of fiscal year 2004, we had approximately 420,000 shares available for repurchase relating to previous authorizations. These repurchases could add an additional $10 to $15 million to our capital requirements in 2005. Management believes that cash flow from operations combined with existing cash on hand will be sufficient to fund our capital needs during 2005. We also have access to amounts available under our credit facilities should additional funds be required.

Contractual obligations and off-balance sheet arrangements

The following table presents, as of January 1, 2005, a summary of our significant cash contractual obligations by payment date. Further discussion of the nature of each obligation is included in note 10 to our consolidated financial statements. We have no consolidated off-balance sheet arrangements.

		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
	(in thousands)
Contractual Obligations
Short-term debt(1)	$26,924	$26,924	$—	$—	$—
Minimum Royalty Payments(2)	165,879	29,735	66,564	49,752	19,828
Future Minimum Rental Payments	128,105	22,467	39,938	31,734	33,966
Purchase Obligations(3)	21,844	21,844	—	—	—
Total Contractual Cash Obligations	$342,752	$100,970	$106,502	$81,486	$53,794

(1)          Consists of short-term credit borrowings in the U.S and Japan.

(2)          Consists of primarily exclusive licenses to manufacture watches under trademarks not owned by us. Also includes amounts owed pursuant to various license and design service agreements under which we are obligated to pay the licensors a percentage of our net sales of these licensed products, subject to minimum scheduled royalty, design and advertising payments.

(3)          Consists primarily of outstanding letters of credit, which represent inventory purchase commitments that typically mature in one to eight months and open non-cancelable purchase orders.

Selected Quarterly Financial Data

The table below sets forth selected quarterly financial information. The information is derived from our unaudited consolidated financial statements and includes, in the opinion of management, all normal and recurring adjustments that management considers necessary for a fair statement of results for such periods. The operating results for any quarter are not necessarily indicative of results for any future period.

Fiscal Year 2004	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA
Net sales	$199,395	$206,122	$236,043	$318,400
Gross profit	103,620	109,021	121,546	175,908
Operating expenses	77,141	84,986	83,470	123,029
Operating income	26,479	24,035	38,076	52,879
Income before income taxes	25,944	25,048	37,174	52,936
Provision for income taxes	9,599	9,268	13,802	17,864
Net income	16,345	15,780	23,372	35,072
Earnings per share:
Basic	0.23	0.22	0.33	0.49
Diluted	0.22	0.21	0.31	0.47
Gross profit as a percentage of net sales	52.0%	52.9%	51.5%	55.2%
Operating expenses as a percentage of net sales	38.7%	41.2%	35.4%	38.6%
Operating income as a percentage of net sales	13.3%	11.7%	16.1%	16.6%

Fiscal Year 2003	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA
Net sales	$169,767	$159,593	$192,616	$259,199
Gross profit	85,616	81,868	96,976	135,505
Operating expenses	65,794	65,670	69,592	89,159
Operating income	19,822	16,198	27,384	46,346
Income before income taxes	19,585	16,706	27,183	45,997
Provision for income taxes	7,442	6,317	10,383	16,994
Net income	12,143	10,389	16,800	29,003
Earnings per share:
Basic	0.17	0.15	0.24	0.42
Diluted	0.17	0.14	0.23	0.39
Gross profit as a percentage of net sales	50.4%	51.3%	50.3%	52.3%
Operating expenses as a percentage of net sales	38.8%	41.1%	36.1%	34.4%
Operating income as a percentage of net sales	11.7%	10.1%	14.2%	17.9%

While the majority of our products are not seasonal in nature, a significant portion of our net sales and operating income is generally derived in the second half of the year. Our fourth quarter, which includes the Christmas season, generated approximately 37% of our annual operating income for 2004. The amount of net sales and operating income generated during the first quarter is affected by the levels of inventory held by retailers at the end of the Christmas season, as well as general economic conditions and other factors beyond our control. In general, lower levels of inventory held by retailers at the end of the Christmas season may have a positive impact on our net sales and operating income in the first quarter as a result of higher levels of restocking orders placed by retailers. Our management currently believes that our inventory levels at our major customers at the end of 2004 were near retailers’ target inventory levels.

As we continue to grow in the watch, jewelry and retail store segments, we believe we will continue to experience a greater percentage of our annual profits in the back half of the year. As a percent of sales, we believe operating expenses will be more significant in the first half of the year when due to seasonality, our sales volumes are lower while our carrying costs of stores, personnel and infrastructure costs incurred in the back half of the prior year carry into the following year. In addition, new product launches would generally augment the sales and operating expense levels in the quarter the product launch takes place. The results of operations for a particular quarter may also vary due to a number of factors, including retail, economic and monetary conditions, timing of orders or holidays and the mix of products sold by us.

Item 7A.                Quantitative and Qualitative Disclosures about Market Risk

As a multinational enterprise, we are exposed to changes in foreign currency exchange rates. Our most significant foreign currency risk relates to the Euro and the British Pound as compared to the U.S. dollar. Due to our vertical nature whereby a significant portion of goods are sourced from our owned facilities, the foreign currency risks relate primarily to the necessary current settlement of intercompany inventory transactions. We employ a variety of practices to manage this market risk, including our operating and financing activities and, where deemed appropriate, the use of foreign currency forward contracts. The use of these instruments allows management to offset exposure to rate fluctuations because the gains or losses incurred on the derivative instruments will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. We use derivative instruments only for risk management purposes and do not use them for speculation or for trading. There were no significant changes in how we manage foreign currency transactional exposure in 2004 and management does not anticipate any significant changes in such exposures or in the strategies we employ to manage such exposure in the near future.

At year-end we had outstanding foreign exchange contracts to sell 26.0 million Euro for approximately $33.2 million, expiring through December 2005 and approximately 4.0 million British Pounds for approximately $7.6 million, expiring through March 2005. If we were to settle our Euro and British Pound based contracts at fiscal year-end 2004, the net result would be a loss of approximately $1.4 million, net of taxes. Exclusive of these outstanding foreign exchange contracts or other operating or financing activities that may be employed by us, a measurement of the unfavorable impact of a 10 percent change in the Euro and British Pound as compared to the U.S. dollar would have on our operating profits and stockholder’s equity is presented in the following paragraph.

At fiscal year-end 2004, a 10 percent unfavorable change in the U.S. dollar against the Euro and British Pound involving balance sheet transactional exposures would not have a material effect on net pretax income. The translation of the balance sheets of our European and United Kingdom-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. At fiscal year-end 2004, a 10 percent unfavorable change in the exchange rate of the U.S. dollar against the Euro and British Pound would have reduced consolidated stockholders’ equity by approximately $12.5 million. In the view of management, the risks associated with exchange rate changes in other currencies we have exposure to are not material and these hypothetical losses resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position, results of operation or cash flows.

Item 8.                        Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Fossil, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Fossil, Inc. and subsidiaries (the “Company”) as of January 1, 2005 and January 3, 2004, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended January 1, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fossil, Inc. and subsidiaries at January 1, 2005 and January 3, 2004, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 1, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2005, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Dallas, Texas
March 17, 2005

CONSOLIDATED BALANCE SHEET
AMOUNTS IN THOUSANDS

Fiscal Year	2004	2003
Assets
Current assets:
Cash and cash equivalents	$185,430	$158,062
Short-term marketable investments	6,277	5,991
Accounts receivable—net	155,301	119,852
Inventories—net	179,167	126,789
Deferred income tax assets	15,821	8,653
Prepaid expenses and other current assets	31,271	19,973
Total current assets	573,267	439,320
Investment in joint venture	7,018	4,635
Property, plant & equipment—net	122,860	116,066
Goodwill	39,812	17,136
Intangible and other assets—net	40,867	10,384
Total assets	$783,824	$587,541
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$26,924	$2,805
Current portion of obligation under capital leases	161	—
Accounts payable	48,861	32,362
Accrued expenses:
Accrued accounts payable	21,850	16,772
Accrued royalties	10,761	10,543
Compensation	20,767	15,648
Co-op advertising	16,146	14,292
Other	16,030	11,040
Income taxes payable	48,603	22,297
Total current liabilities	210,103	125,759
Deferred income tax liabilities	42,052	32,861
Obligation under capital leases	1,487	—
Total long-term liabilities	43,539	32,861
Minority interest in subsidiaries	6,182	5,495
Stockholders’ equity:
Common stock, 71,108,539 and 69,941,510, shares issued and outstanding, respectively	711	699
Additional paid-in capital	39,045	25,648
Retained earnings	469,923	379,354
Accumulated other comprehensive income	19,447	20,969
Deferred compensation	(5,126)	(3,244)
Total stockholders’ equity	524,000	423,426
Total liabilities and stockholders’ equity	$783,824	$587,541

See notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA

Fiscal Year	2004	2003	2002
Net sales	$959,960	$781,175	$663,338
Cost of sales	449,865	381,210	330,335
Gross profit	510,095	399,965	333,003
Operating expenses:
Selling and distribution	274,786	225,686	185,552
General and administrative	93,840	64,529	51,521
Total operating expenses	368,626	290,215	237,073
Operating income	141,469	109,750	95,930
Interest expense	30	62	107
Other (expense) income—net	(337)	(217)	156
Income before income taxes	141,102	109,471	95,979
Provision for income taxes	50,533	41,136	37,072
Net income	$90,569	$68,335	$58,907
Other comprehensive income (loss), net of taxes:
Currency translation adjustment	(2,306)	15,245	11,510
Unrealized (loss) gain on marketable investments	(12)	107	(83)
Forward contracts hedging intercompany foreign currency payments:
Change in fair values	796	1,354	(3,531)
Total comprehensive income	$89,047	$85,041	$66,803
Earnings per share:
Basic	$1.28	$0.98	$0.85
Diluted	$1.22	$0.93	$0.81
Weighted average common shares outstanding:
Basic	70,672	69,817	68,990
Diluted	74,462	73,182	72,357

See notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AMOUNTS IN THOUSANDS

					Accumulated other comprehensive income (loss)
	Common stock		additional		cumulative	Unrealized gain	Unrealized gain		total
		par	paid-in	retained	translation	(loss) on marketable	(loss) on	deferred	stockholders’
	shares	value	capital	earnings	adjustment	investments	forward contracts	compensation	equity
Balance, January 5, 2002	30,284	303	15,241	252,112	(3,242)	(412)	21	—	264,023
Common stock issued upon exercise of stock options	970	10	6,433						6,443
Tax benefit derived from exercise of stock options			3,053						3,053
Repurchase and retirement of common stock	(4)		(59)						(59)
Three-for-two stock split	15,142	151	(156)						(5)
Restricted stock issued in connection with deferred compensation plan			2,584					(2,584)	—
Amortization of deferred compensation								283	283
Net income				58,907					58,907
Unrealized loss on marketable investments						(83)			(83)
Currency translation adjustment					11,510				11,510
Forward contracts hedging intercompany foreign currency payments: Change in fair values							(3,531)		(3,531)
Balance, January 4, 2003	46,392	464	27,096	311,019	8,268	(495)	(3,510)	(2,301)	340,541
Common stock issued upon exercise of stock options	804	8	8,195						8,203
Tax benefit derived from exercise of stock options			3,082						3,082
Repurchase and retirement of common stock	(568)	(6)	(14,341)						(14,347)
Restricted stock issued in connection with deferred compensation plan			1,849					(1,849)	—
Amortization of deferred compensation								906	906
Net income				68,335					68,335
Unrealized gain on marketable investments						107			107
Currency translation adjustment					15,245				15,245
Forward contracts hedging intercompany foreign currency payments: Change in fair values							1,354		1,354
Balance, January 3, 2004	46,628	466	25,881	379,354	23,513	(388)	(2,156)	(3,244)	423,426
Common stock issued upon exercise of stock options	1,418	14	10,468						10,482
Tax benefit derived from exercise of stock options			6,497						6,497
Repurchase and retirement of common stock	(247)	(2)	(6,921)						(6,923)
Three-for-two stock split	23,300	233	(233)						—
Restricted stock issued in connection with deferred compensation plan			3,202					(3,202)	—
Amortization of deferred compensation								1,320	1,320
Australia stock purchase	3		47						47
European Stores stock purchase	7		104						104
Net income				90,569					90,569
Unrealized gain on marketable investments						(12)			(12)
Currency translation adjustment					(2,306)				(2,306)
Forward contracts hedging intercompany foreign currency payments: Change in fair values							796		796
Balance, January 1, 2005	71,109	$ 711	$ 39,045	$ 469,923	$ 21,207	$ (400)	$ (1,360)	$ (5,126)	$ 524,000

See notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
AMOUNTS IN THOUSANDS

Fiscal Year	2004	2003	2002
Operating Activities:
Net income	$90,569	$68,335	$58,907
Noncash items affecting net income:
Minority interest in subsidiaries	4,054	3,221	1,958
Equity in income of joint venture	(1,515)	(1,841)	(827)
Depreciation and amortization	23,339	18,948	14,230
Deferred compensation amortization	1,320	906	283
Tax benefit derived from exercise of stock options	6,497	3,082	3,053
(Gain) loss on disposal of assets	(129)	426	369
(Decrease) increase in allowance for doubtful accounts	(1,216)	292	907
Increase in allowance for returns—net of related inventory in transit	547	1,042	484
Deferred income taxes	(14,688)	13,283	13,674
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(31,384)	(37,669)	(15,537)
Inventories	(44,204)	(4,188)	(14,783)
Prepaid expenses and other current assets	(3,924)	(1,973)	(5,463)
Accounts payable	13,260	(9,281)	16,398
Accrued expenses	12,871	11,874	6,802
Income taxes payable	26,306	7,170	594
Net cash from operating activities	81,703	73,627	81,049
Investing Activities:
Business acquisitions, net of cash acquired	(47,863)	(104)	(4,373)
Additions to property, plant and equipment	(28,407)	(28,998)	(27,077)
Proceeds from sale of property, plant & equipment	1,217	72	217
Purchase of short-term marketable investments	(298)	(308)	(216)
(Increase) decrease in intangible and other assets	(929)	(1,359)	917
Net cash used in investing activities	(76,280)	(30,697)	(30,532)
Financing Activities:
Proceeds from exercise of stock options	10,482	8,203	6,438
Acquisition and retirement of common stock	(6,923)	(14,347)	(59)
Distribution of minority interest earnings	(3,403)	(1,650)	(1,319)
Borrowings (payments) on notes payable—net	23,629	300	(13,998)
Net cash from (used in) financing activities	23,785	(7,494)	(8,938)
Effect of exchange rate changes on cash and cash equivalents	(1,840)	10,278	3,278
Net increase in cash and cash equivalents	27,368	45,714	44,857
Cash and cash equivalents:
Beginning of year	158,062	112,348	67,491
End of year	$185,430	$158,062	$112,348

See notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Significant Accounting Policies

Consolidated Financial Statements include the accounts of Fossil, Inc., a Delaware corporation and its subsidiaries (the “Company”). The Company reports on a fiscal year reflecting the retail-based calendar (containing 4-4-5 week calendar quarters). References to 2004, 2003, and 2002 are for the fiscal years ended January 1, 2005, January 3, 2004 and January 4, 2003, respectively. All intercompany balances and transactions are eliminated in consolidation. The Company is a leader in the design, development, marketing and distribution of contemporary, high quality fashion watches, accessories and apparel. The Company’s products are sold primarily through department stores and specialty retailers worldwide.

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

Short-term Marketable Investments consist of liquid investments with original maturities exceeding three months and mutual fund investments. By policy, the Company invests primarily in high-grade marketable securities. Securities of $6.3 million and $6.0 million for fiscal years 2004 and 2003, respectively, are classified as available for sale and stated at fair value, with unrealized holding gains (losses) included in accumulated other comprehensive income (loss) as a component of stockholders’ equity.

Accounts Receivable are stated net of allowances of approximately $29.8 million and $26.6 million for estimated customer returns and approximately $11.7 million and $12.9 million for doubtful accounts at the close of fiscal years 2004 and 2003, respectively.

Inventories are stated at the lower of average cost, including any applicable duty and freight charges, or market.

Property, Plant and Equipment is stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the assets of three to ten years for equipment and thirty years for buildings. Leasehold improvements are amortized over the shorter of the lease term or the asset’s useful life.

Property, equipment and other long-lived assets are evaluated for impairment whenever events or conditions indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows related to the asset. There were no impairment losses recorded in 2004. Impairment losses of $300,000 and $2.6 million were recorded in 2003 and 2002, respectively, and are included in selling and distribution expense.

Goodwill and Other Intangible Assets include the cost in excess of net tangible assets acquired (goodwill), trademarks, tradenames, customer lists and patents. Trademarks, customer lists and patents are amortized using the straight-line method over the estimated useful lives of generally seven to twenty years. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, issued in July 2001, goodwill and other indefinite-lived intangible assets such as tradenames related to business combinations occurring on or after July 1, 2001, are tested annually for impairment rather than amortized. Impairment testing compares the carrying amount of the asset with its fair value. Fair value is estimated based on the market approach and discounted cash flows. When the carrying amount of the asset exceeds its fair value, an impairment charge would be recorded. The Company completed the required annual testing for impairment as of fiscal year end 2004 and 2003 and has determined none of its goodwill or indefinite-lived intangible assets are impaired.

Cumulative Translation Adjustment is included as a component of other comprehensive income (loss) and reflects the unrealized adjustments resulting from translating the financial statements of foreign subsidiaries. The functional currency of the Company’s foreign subsidiaries is the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at the average rates prevailing during the year. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains and losses in the determination of net income. The Company incurred net foreign currency transaction gains of approximately $1.3 million, gains of $600,000 and losses of $500,000 for fiscal years 2004, 2003 and 2002, respectively, which have been included in other income (expense)-net.

Forward Contracts are entered into by the Company principally to hedge the future payment of intercompany inventory transactions with its non-U.S. subsidiaries. These cash flow hedges are stated at estimated fair value and changes in fair value are reported as a component of other comprehensive income (loss). At January 1, 2005, the Company had hedge contracts to sell (i) 26.0 million Euro for approximately $33.2 million, expiring through December 2005 and (ii) 4.0 million British Pounds for approximately $7.6 million, expiring through March 2005. If the Company were to settle its Euro and British Pound based contracts at fiscal year-end 2004, the net result would be a loss of approximately $1.4 million, net of taxes. This unrealized loss is recognized in other comprehensive income (loss). The net increase in fair value of $800,000 during fiscal 2004 is reported as other comprehensive income. The net increase in fiscal 2004 of $800,000 consisted of net gains from these hedges of $1.4 million offset by $2.2 million of net losses reclassified into earnings.

Revenues are recognized at the point the goods leave the Company’s distribution center for the customer. Because the majority of the Company’s customers pay freight and do not have stated rights of inspection, title transfers at the point in time the goods leave the Company’s dock. The Company accepts limited returns and may request that a customer return a product if the customer has an excess of any style that the Company has identified as being a poor performer for that customer or geographic location. The Company continually monitors returns and maintains a provision for estimated returns based upon historical experience and any specific issues identified. While returns have historically been within management’s expectations and the provisions established, future return rates may differ from those experienced in the past. Any significant increase in product damages or defects and the resulting credit returns could have an adverse impact on the operating results for the period or periods in which such returns materialize.

Advertising Costs for in-store and media advertising as well as co-op advertising, internet portal costs and promotional allowances are expensed as incurred. Advertising expenses for fiscal years 2004, 2003 and 2002 were approximately $73.5 million, $55.3 million and $44.3 million, respectively.

Minority Interest in Subsidiaries, included within other income (expense)-net represents the minority stockholders’ share of the net income (loss) of various consolidated subsidiaries. The minority interest in the consolidated balance sheets reflects the proportionate interest in the equity of the various less than wholly-owned consolidated subsidiaries.

Earnings Per Share (“EPS”).   Basic EPS is based on the weighted average number of common shares outstanding during each period. Diluted EPS includes the effects of dilutive stock options outstanding during each period using the treasury stock method.

The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS:

Fiscal Year	2004	2003	2002
	IN THOUSANDS, EXCEPT PER SHARE DATA
Numerator:
Net income	$90,569	$68,335	$58,907
Denominator:
Basic EPS computations:
Weighted average common shares outstanding	47,387	46,618	30,852
Three-for-two stock splits	23,285	23,199	38,138
	70,672	69,817	68,990
Basic EPS	$1.28	$0.98	$0.85
Diluted EPS computation:
Basic weighted average common shares outstanding	70,672	69,817	68,990
Stock option conversion	3,790	3,365	3,367
	74,462	73,182	72,357
Diluted EPS	$1.22	$0.93	$0.81

Antidilutive stock options to purchase 30,654, 32,507, and 79,297 common shares were not included in the EPS computations in 2004, 2003 and 2002, respectively, because the exercise prices of these options were greater than the average market price of the Common Shares.

Common Share and Per Share Data in these notes to consolidated financial statements have been presented on a retroactive basis for all stock splits.

Deferred Income Taxes are provided for under the asset and liability method for temporary differences in the recognition of certain revenues and expenses for tax and financial reporting purposes.

Fair Value of Financial Instruments is estimated to approximate the related book values unless otherwise indicated, based on market information available to the Company.

Reclassification of certain 2002 and 2003 amounts have been made to conform to the 2004 presentation.

Stock-Based Compensation Plans.   The Company applies the intrinsic value method under Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. No compensation cost has been recognized for the Company’s stock option plans because the quoted market price of the Common Stock at the date of the grant was not in excess of the amount an employee must pay to acquire the Common Stock. SFAS No. 123, “Accounting for Stock-Based Compensation,” prescribes a fair value based method to record compensation cost for stock-based employee compensation plans. Pro forma disclosures as if the Company had adopted the fair value recognition requirements under SFAS No. 123 for stock option awards in fiscal years 2004, 2003 and 2002, respectively, are presented in the following table.

	2004	2003	2002
	(In thousands, except per share data)
Net income, as reported	$90,569	$68,335	$58,907
Add: Stock-based employee compensation included in reported net income, net of tax	1,136	627	184
Deduct: Fair value based compensation expense, net of tax	(6,592)	(5,176)	(3,974)
Pro forma net income	$85,113	$63,786	$55,117
Basic earnings per share:
As reported	$1.28	$0.98	$0.85
Pro forma under SFAS No. 123	$1.20	$0.91	$0.80
Diluted earnings per share:
As reported	$1.22	$0.93	$0.81
Pro forma under SFAS No. 123	$1.14	$0.87	$0.76

New Accounting Standards.   In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs—An Amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing , to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company beginning on January 1, 2006. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition but does not expect SFAS 151 to have a material impact.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which revises SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123R also supersedes APB 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. In general, the accounting required by SFAS 123R is similar to that of SFAS No. 123. However, SFAS No. 123 gave companies a choice to either recognize the fair value of stock options in their income statements or disclose the pro forma income statement effect of the fair value of stock options in the notes to the financial statements. SFAS 123R eliminates that choice and requires the fair value of all share-based payments to employees, including the fair value of grants of employee stock options, be recognized in the income statement, generally over the option vesting period. SFAS 123R must be adopted no later than July 1, 2005. Early adoption is permitted.

SFAS 123R permits adoption of its requirements using one of two transition methods:

1.                A modified prospective transition (“MPT”) method in which compensation cost is recognized beginning with the effective date (a) for all share-based payments granted after the effective date and (b) for all awards granted to employees prior to the effective date that remain unvested on the effective date.

2.                A modified retrospective transition (“MRT”) method which includes the requirements of the MPT method described above, but also permits restatement of financial statements based on the amounts previously disclosed under SFAS 123’s pro forma disclosure requirements either for (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company is currently evaluating the timing and manner in which it will adopt SFAS 123R.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, has recognized no compensation cost for employee stock options.

Accordingly, adoption of SFAS 123R’s fair value method will have an effect on results of operations, although it will have no impact on overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

However, had SFAS 123R been adopted in prior periods, the effect would have approximated the SFAS 123 pro forma net income and earnings per share disclosures as shown above.

SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required, thereby reducing net operating cash flows and increasing net financing cash flows in periods after adoption. While those amounts cannot be estimated for future periods (because they depend on, among other things, when employees will exercise the stock options and the market price of the Company’s stock at the time of exercise), the amount of operating cash flows generated in prior periods for such excess tax deductions was $6.5 million, $3.1 million and $3.1 million in 2004, 2003 and 2002, respectively.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005 and is required to be adopted by the Company beginning on January 1, 2006. The Company is currently evaluating the effect that the adoption of SFAS 153 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

2.   Acquisitions

Subsequent to Fiscal 2004, in January 2005 Fossil Europe B.V., Ltd. (“Fossil B.V”) a wholly owned subsidiary of the Company, acquired 100% of the capital stock of IWG Independent Watch Group Scandinavia AB, the Company’s distributor in Sweden, for a cash purchase price of approximately $3.0 million. The acquisition was recorded as a purchase and resulted in goodwill of approximately $1.0 million. The Company has renamed the business Fossil Scandinavia AB.

Subsequent to Fiscal 2004, in January 2005 Fossil (Asia) Holdings Limited, a majority controlled subsidiary of the Company, acquired certain assets from Protime Watch Co., Ltd., the Company’s distributor in Taiwan , for a cash purchase price of $2.9 million. The acquisition was recorded as a purchase and resulted in goodwill of $1.3 million. The Company has renamed the business Fossil Taiwan.

Effective October 2004, Fossil (East) Limited (“Fossil East”) increased its equity interest in Fossil Time Malaysia Sdn. Bhd. to 100% by acquiring 18% of the capital stock from its minority interest holders and increased its equity interest in Fossil Singapore Ptd. Ltd. to 100% by acquiring an additional 19% of the capital stock from its minority interest holders in exchange for cash in the aggregate amount of $770,000. Both of these acquisitions were recorded as purchases and approximately $334,000 of goodwill was recorded in connection with these transactions.

In April 2004, FMW Acquisition, Inc., a wholly-owned subsidiary of the Company, acquired 100% of the outstanding shares of Tempus International Corp. (d/b/a Michele Watches) based in Miami, Florida for approximately $50 million in cash. Tempus manufactures, markets and distributes watches under the MW® and MW Michele® brand labels. This acquisition was recorded as a purchase and the results of Tempus’ operations were included in the Company’s 2004 consolidated statements of operations from the date of aquisition. Total consideration exceeded the fair value of net assets acquired by $50.6 million which is made up of the following: $21.3 million for goodwill, $24 million for tradenames, and $5.3 million for customer list. The Company has not completed the final allocation of purchase price to the fair values of assets and liabilities acquired. The Company expects that the ultimate purchase price allocation may include additional adjustments to the fair values of depreciable tangible assets, identifiable intangible assets and the carrying values of certain liabilities. Accordingly, to the extent that such assessments indicate that the fair value of the assets and liabilities differ from their preliminary purchase price allocation, such difference would adjust the amounts allocated to the assets and liabilities and would change the amounts allocated to goodwill.

In January 2004, Fossil (East) Limited, a wholly-owned subsidiary of the Company, acquired 20% of the issued and outstanding shares (the “Shares”) of Fossil (Australia) Pty. Limited. Consideration for the Shares consisted of 2,475 shares of common stock of Fossil, Inc., par value $0.01 per share, and approximately $26,400 in cash. The total value of the transaction was approximately $73,900. Upon closing, Fossil (East) Limited owned 100% of the issued and outstanding shares of Fossil (Australia) Pty. Limited. No additional goodwill was recorded as a result of this transaction.

In January 2003, Fossil Europe B.V., Ltd. (“Fossil B.V.”), a wholly-owned subsidiary of the Company, acquired three FOSSIL stores in the Netherlands from Ticaway GmbH (“Ticaway”). In a related transaction, Fossil Europe GmbH, a wholly-owned subsidiary of the Company, acquired three FOSSIL stores in Germany from Ticaway. Prior to these transactions, the stores were operated by Ticaway pursuant to a Joint Retail Store Development and Trademark License Agreement. The combined purchase price for these acquisitions consisted of $100,000 in cash and 7,458 shares of the Company’s Common Stock, valued at approximately $104,000. These acquisitions were recorded as a purchase and no goodwill was recorded in connection with these transactions.

In October 2002, the Company acquired the remaining fifty percent (50%) of the outstanding shares of SFJ, Inc., (“SFJ”) a former joint venture with Seiko Instruments Inc., at no cost to the Company. The Company has renamed the business Fossil Japan, Inc. Prior to this transaction, the Company owned 50% of the equity in SFJ and accounted for this investment based upon the equity method.

In July 2002, Fossil Canada Inc., a wholly owned subsidiary of the Company, acquired four full- price FOSSIL retail stores in Canada that were previously operated under a license agreement with Comark Inc. for approximately $400,000. This acquisition was recorded as a purchase and no goodwill was recorded in connection with this transaction.

In July 2002, Fossil B.V., acquired 100% of the capital stock in the Company’s Swiss distributor, No-Time AG, for a purchase price of approximately $3.8 million in cash. Fossil B.V. also acquired three stores in Switzerland from X-Time AG for approximately $10,000 in cash. These acquisitions were recorded as purchases and resulted in goodwill of approximately $2.0 million.

The results of these business combinations are included in the accompanying consolidated financial statements since the dates of their acquisition. The pro forma effects, as if transactions had occurred at the beginning of the years presented, are not significant.

Goodwill.

The changes in the carrying amount of Goodwill which is not subject to amortization are as follows:

IN THOUSANDS
Balance at January 5, 2003	$14,521
Acquisitions	—
Currency and other	2,615
Balance at January 3, 2004	17,136
Acquisitions	21,631
Currency and other	1,045
Balance at January 1, 2005	$39,812

3.   Investment in Joint Venture

The Company maintains an equity interest in Fossil Spain, S.A. (“Fossil Spain”) pursuant to a joint venture agreement with Sucesores de A. Cardarso for the marketing, distribution and sale of the Company’s products in Spain. The Company has accounted for the investment based upon the equity method from the effective date of the transaction and as of fiscal year end 2004 the investment was approximately $7.0 million. The Company’s equity in Fossil Spain’s net income was $1.5 million, $1.2 million, and $770,000 for fiscal 2004, 2003 and 2002, respectively, and is included in other income (expense)—net.

4.   Inventories

Inventories consist of the following:

Fiscal Year End	2004	2003
Components and parts	$11,555	$8,760
Work-in-process	3,703	4,385
Finished merchandise on hand	124,678	83,059
Merchandise at Company stores	21,503	14,782
Merchandise in-transit from customer returns	17,728	15,803
	$179,167	$126,789

5.   Property, Plant and Equipment

Property, plant and equipment consist of the following:

Fiscal Year	2004	2003
	IN THOUSANDS
Land	$10,056	$8,828
Building	46,776	44,125
Furniture and fixtures	57,039	50,084
Computer equipment and software	58,144	44,449
Leasehold improvements	26,611	21,912
Construction in progress	2,225	4,074
	200,851	173,472
Less accumulated depreciation and amortization	77,991	57,406
	$122,860	$116,066

6.   Intangibles and Other Assets

Intangibles and other assets consist of the following:

		2004		2003
	Useful	Carrying	Accumulated	Carrying	Accumulated
Fiscal Year	Lives	Amount	Amortization	Amount	Amortization
	IN THOUSANDS
Intangibles—subject to amortization
Trademarks	10 yrs.	$1,767	$927	$2,541	$804
Customer List	9 yrs.	5,300	568	—	—
Patents	14-20 yrs.	571	95	504	63
Other	7-20 yrs.	135	129	117	111
Total Intangibles—subject to amortization		7,773	1,719	3,162	978
Intangibles—not subject to amortization
Tradenames		29,702	—	4,000	—
Other Assets
Deposits		2,387	—	1,928	—
Cash surrender value of life insurance		2,182	—	1,667	—
Other		542	—	605	—
Total Other Assets		5,111	—	4,200	—
Total intangibles and other assets		$42,586	$1,719	$11,362	$978
Net of amortization			$40,867		$10,384

Amortization expense for intangible assets was approximately $740,000 in 2004, $118,000 in 2003 and $128,000 in 2002. Amortization expense is estimated to be approximately $705,000 for 2005, $695,000 for 2006, $683,000 for 2007, $677,000 for 2008 and $676,000 for 2009.

7.   Debt

On September 30, 2004, the Company executed the renewal of its Loan Agreement and Revolving Line of credit (the “Revolver”) with its primary bank, dated September 23, 2004, whereby the bank will provide a revolving line of credit of up to $50 million. The Revolver is secured by 65% of the issued and outstanding shares of certain subsidiaries of the Company pursuant to a Stock Pledge Agreement. The revolver requires the maintenance of net worth, quarterly income, working capital and financial ratios. Borrowings under the Revolver bear interest at prime minus 1% (4.25% at year-end) or Eurodollar base rate plus 0.50% (2.87% at year-end), due September 2005. There were $24 million in borrowings under the U.S. Short-term Revolver as of fiscal year-end 2004 and no borrowings as of fiscal year-end 2003. None of the funds available under the facility are subject to a borrowing base calculation. There was $7,000 in interest expense under the credit facility for fiscal year 2004 and none for 2003, and 2002.

At fiscal year-end 2004 and 2003, the Company had outstanding letters of credit of approximately $11.6 million and $8.9 million, respectively, to vendors for the purchase of merchandise, which amounts reduced availability of borrowings under the Revolver.

Banks: Foreign-based. During October 2002, Fossil Japan restructured its short-term credit facility with its primary bank allowing borrowings of up to 400 million yen. All outstanding borrowings under the facility bear interest at the Euroyen rate which was .09125% as of fiscal year end 2004. In connection with the financing agreement, Fossil Japan agreed to pay an unused fee of 0.3% per annum. The facility is collateralized by a U.S. bank. Japan-based borrowings, in U.S. dollars, under the facility were approximately $2.9 million and $2.8 million at fiscal year-end 2004 and 2003, respectively.

8.   Other (Expense) Income—Net

Other (expense) income—net consists of the following:

Fiscal Year	2004	2003	2002
	IN THOUSANDS
Interest income	$1,282	$1,415	$1,013
Minority interest in subsidiaries and affiliates	(4,054)	(3,221)	(1,958)
Equity in gains of joint ventures	826	1,200	842
Currency gains (losses)	1,319	598	(528)
Royalty income	302	561	611
Other (expense) income	(12)	(770)	176
	$(337)	$(217)	$156

9.   Income Taxes

Significant components of the consolidated deferred tax assets and liabilities were:

Fiscal Year	2004	2003
	IN THOUSANDS
Current deferred tax assets (liabilities):
Bad debt allowance	$4,287	$5,002
Returns allowance	10,354	7,057
Fixed Assets	(3,969)	(2,662)
Inventory	1,287	1,167
Compensation	2,985	984
Accrued Liabilities	2,987	215
In-transit returns inventory	(5,984)	(4,552)
Deferred rent	1,345	187
Other	2,529	1,255
Net current deferred tax assets	15,821	8,653
Long-term deferred tax liability:
Undistributed earnings of certain foreign subsidiaries	(30,005)	(32,861)
Tradenames and customer list	(10,171)	—
Other	(1,876)	—
Total deferred tax liabilities	(42,052)	(32,861)
Net deferred tax liabilities	$(26,231)	$(24,208)

Management believes that no valuation allowance against net deferred tax assets is necessary. The resulting provision for income taxes consists of the following:

Fiscal Year	2004	2003	2002
	IN THOUSANDS
Current provision:
United States	$28,845	$4,662	$5,304
Non-US	29,879	20,109	15,041
Deferred provision
United States	(8,711)	13,198	13,674
Non-US	(5,977)	85
Tax benefit related to exercise of stock options (credited to additional paid-in capital)	6,497	3,082	3,053
Provision for income taxes	$50,533	$41,136	$37,072
Tax expense (benefit) related to other comprehensive income (loss)	$523	$923	$(2,272)

A reconciliation of income tax computed at the U.S. federal statutory income tax rate of 35% to the provision for income taxes is as follows:

Fiscal Year	2004	2003	2002
Tax at statutory rate	35.0%	35.0%	35.0%
State, net of federal tax benefit	0.8%	0.3%	0.4%
Foreign rate differential	(10.3)%	(6.6)%	(8.8)%
US tax on foreign income	9.8%	8.0%	9.3%
Other	0.5%	0.9%	2.7%
Provision for income taxes	35.8%	37.6%	38.6%

Deferred U.S. federal income taxes are not provided on undistributed earnings of certain foreign subsidiaries where management plans to continue reinvesting these earnings outside the United States. Determination of such tax amounts that would be payable if earnings were distributed to the U.S. Company is not practical because potential offsets by U.S. foreign tax credits would be available under various assumptions involving the tax calculation.

On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Act. As of 1/1/2005, the Company has deferred tax liabilities of $30 million related to undistributed earnings of certain foreign subsidiaries where repatriation is likely to occur. Based on management’s analysis of the Act, it is likely that, during 2005, the Company may repatriate between $125 million to $175 million in extraordinary dividends, as defined in the Act.

10.   Commitments

License Agreements.   The Company has various license agreements to market watches bearing certain trademarks owned by various entities. In accordance with these agreements, the Company incurred royalty expense of approximately $32.9 million, $26.4 million and $17.8 million in fiscal years 2004, 2003 and 2002, respectively. These amounts are included in the Company’s cost of sales and selling expenses. The Company has several agreements in effect at the end of fiscal year 2004 which expire on various dates between 2007 and 2012 and require the Company to pay royalties ranging from 3.5% to 20.0% of defined net sales. Future minimum royalty commitments under such license agreements at the close of fiscal year 2004 are as follows (amounts in thousands):

2005	$29,735
2006	32,290
2007	34,274
2008	32,361
2009	17,391
Thereafter	19,828
$165,879

Leases.   The Company leases its retail and outlet store facilities as well as certain of its office facilities and equipment under non-cancelable operating leases. Most of the retail store leases provide for contingent rental based on operating results and require the payment of taxes, insurance and other costs applicable to the property. Generally, these leases include renewal options for various periods at stipulated rates. Rent expense under these agreements was approximately $29.8 million, $23.2 million, and $20.6 million for fiscal years 2004, 2003 and 2002, respectively. Contingent rent expense has been immaterial in each of the last three fiscal years. Future minimum rental commitments under such non-cancelable leases at the close of fiscal year 2003 are as follows (amounts in thousands):

2005	$22,467
2006	20,903
2007	19,035
2008	16,837
2009	14,897
Thereafter	33,966
$128,105

Other Commitments.   The Company has certain contingent liabilities with respect to long-term unconditional purchase obligations for component parts related to the production of certain of its technology watch products. At the end of fiscal year 2004 the aggregate amount of these obligations outstanding was approximately $1.4 million. Total payments under these arrangements through 2004 totaled approximately $6.2 million.

11.   Stockholders’ Equity and Benefit Plans

Common and Preferred Stock.   2004 and 2002 Stock Splits. On March 12, 2004 and May 13, 2002, the Board of Directors declared a three-for-two stock split (“2004 and 2002 Stock Splits”) of the Company’s Common Stock which was effected in the form of a stock dividend which was paid on April 8, 2004 to stockholders of record on March 26, 2004 and June 7, 2002 to stockholders of record on May 24, 2002, respectively. Retroactive effect on prior years was given to the 2004 and 2002 Stock Splits in all share and per share data in these consolidated financial statements and notes.

The Company has 100,000,000 shares of authorized $0.01 par value Common Stock, with 71,108,539 and 69,941,510 shares issued and outstanding at the close of fiscal years 2004 and 2003, respectively. The Company has 1,000,000 shares of authorized $0.01 par value preferred stock with none issued or outstanding. Rights, preferences and other terms of preferred stock will be determined by the Board of Directors at the time of issuance.

Common Stock Repurchase Programs.   During fiscal year 2004 the Company’s Board of Directors authorized management to repurchase up to 667,000 shares of the Company’s Common Stock in the open market or privately negotiated transactions (the “Repurchase Programs”). During 2004, the Company repurchased and retired 247,000 shares of its Common Stock under the Repurchase Programs at a cost of $6.9 million. During fiscal years 2003 and 2002, the Company repurchased and retired 568,324 and 3,558 shares, respectively, of its Common Stock under prior repurchase programs at a cost of approximately $14.3 million and $59,000, respectively. At the end of 2004, the Company had approximately 420,000 shares available for repurchase.

Deferred Compensation and Savings Plans.   The Company has a savings plan in the form of a defined contribution plan (the “401(k) Plan”) for substantially all U.S. based full-time employees of the Company. After one year of service (minimum of 1,000 hours worked), the Company matches 50% of employee contributions up to 3% of their compensation and 25% of the employee contributions between 4% and 6% of their compensation. The Company also has the right to make certain additional matching contributions not to exceed 15% of employee compensation. The Company’s Common Stock is one of several investment alternatives available under the 401(k) Plan. Matching contributions made by the Company to the 401(k) Plan totaled approximately $600,000, for each of the fiscal years 2004 and 2003 and $500,000 for fiscal year 2002.

In December 1998, the Company adopted the Fossil, Inc. and Affiliates Deferred Compensation Plan (the “Deferred Plan”). Eligible participants may elect to defer up to 50% of their salary pursuant to the terms and conditions of the Deferred Plan. Eligible participants include certain officers and other highly compensated employees designated by the Deferred Plan’s administrative committee. In addition, the Company may make employer contributions to participants under the Deferred Plan from time to time. The Company made no contributions to the Deferred Plan during fiscal years 2004, 2003 and 2002.

Restricted Stock Plan.   The 2002 Restricted Stock Plan of the Company is intended to advance the best interests of the Company, its subsidiaries and its stockholders in order to attract, retain and motivate key employees by providing them with additional incentives through the award of shares of restricted stock. The Restricted Stock Plan is being fully funded with treasury shares contributed to the Company from a significant stockholder. During 2004 and 2003, respectively, 239,450 and 90,500 shares of restricted stock were contributed to the Restricted Stock Plan by the stockholder and reissued by the Company to the employees. The current restricted shares outstanding predominantly vest over a period ranging from one to nine years. These shares were accounted for at fair value and resulted in deferred compensation and additional paid-in capital of approximately $3.2 million in fiscal 2004 and $1.8 million in fiscal 2003. At fiscal year-end 2004, the Company has reserved 655,550 common shares for future issuances under the Restricted Stock Plan.

Long-term Incentive Plan.   An aggregate of 5,821,875 shares of Common Stock were initially reserved for issuance pursuant to the Incentive Plan, adopted April 1993. An additional 3,037,500 shares were reserved in each of 1995, 1998, 2001 and 2003 for issuance under the Incentive Plan. Designated employees of the Company, including officers and directors, are eligible to receive (i) stock options, (ii) stock appreciation rights, (iii) restricted or non-restricted stock awards, (iv) cash awards, or (v) any combination of the foregoing. The Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”). Each option issued under the Incentive Plan terminates at the time designated by the Compensation Committee, not to exceed ten years. The current options outstanding predominately vest over a period ranging from three to five years and were priced at not less than the market value of the Company’s Common Stock at the date of grant. The weighted average fair value of the stock options granted during fiscal years 2004, 2003 and 2002 was $10.46, $9.78 and $7.95, respectively.

Nonemployee Director Stock Option Plan.   An aggregate of 506,250 shares of Common Stock were reserved for issuance pursuant to the Nonqualified Stock Option Plan, adopted April 1993. An additional 112,500 shares were reserved in fiscal year 2002 for issuance under this plan. During the first year individuals are elected as nonemployee directors of the Company, they receive a grant of 5,000 nonqualified stock options. In addition, on the first day of each subsequent calendar year, each non-employee director automatically receives a grant of an additional 4,000 nonqualified stock options as long as the person is serving as a non-employee director. Pursuant to this plan, 50% of the options granted will become exercisable on the first anniversary of the date of grant and in two additional installments of 25% on the second and third anniversaries. The exercise prices of options granted under this plan were not less than the fair market value of the Common Stock at the date of grant. The weighted average fair value of the stock options granted during fiscal years 2004, 2003 and 2002 was $13.11, $15.07 and $11.07, respectively.

The fair value of options granted under the Company’s stock option plans during fiscal years 2004, 2003 and 2002 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: no dividend yield, expected volatility of approximately 59% to 66%, risk free interest rate of 3.0% to 6.0%, and expected life of five to six years. The following tables summarize the Company’s stock option activity:

Long-Term Incentive Plan

	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Outstanding	Weighted Average Exercise Price Per Share	Exercisable	Available for Grant
Balance Fiscal, 2001	$1.309-$14.500	$5.814	6,203,690	$3.997	2,917,457	2,994,972
Granted	$8.960-$15.867	$9.737	1,551,494	—	—	(1,551,494)
Exercised	$1.309-$14.009	$4.457	(1,406,333)	—	—	—
Canceled	$2.469-$14.993	$8.544	(261,827)	—	—	261,827
Exercisable	$1.309-$14.500	—			(628,040)	—
Balance Fiscal, 2002	$1.309-$15.867	$7.020	6,087,024	$5.062	2,289,417	1,705,305
Granted	$11.3070-$19.587	$12.354	1,146,450	—	—	(1,146,450)
Shares designated for grant through plan						3,037,500
Exercised	$1.309-$14.113	$6.806	(1,168,688)	—	—	—
Canceled	$4.889-$15.647	$9.873	(190,911)	—	—	190,911
Exercisable	$1.309-$15.867	—			(41,973)	—
Balance Fiscal, 2003	$1.309-$19.587	$8.027	5,873,875	$5.653	2,247,444	3,787,266
Granted	$18.233-$31.390	$20.488	1,171,010	—	—	(1,171,010)
Exercised	$1.309-$17.167	$7.272	(1,350,933)	—	—	—
Canceled	$1.975-$22.650	$11.669	(292,552)	—	—	292,552
Exercisable	$1.309-$19.587	—			(60,900)	—
Balance Fiscal, 2004	$1.309-$31.390	$10.725	5,401,400	$6.567	2,186,544	2,908,808

Nonemployee Director Plan

	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Outstanding	Weighted Average Exercise Price Per Share	Exercisable	Available for Grant
Balance Fiscal, 2001	$1.654-$10.278	$5.161	353,250	$4.409	286,313	35,296
Granted	$13.560	$13.560	22,500		—	(22,500)
Shares designated for grant through the plan						112,500
Exercised	$2.593-$3.753	$3.351	(43,875)		—	—
Exercisable	$1.654-$10.278	—	—		(7,875)	—
Balance Fiscal, 2002	$1.654-$13.560	$5.970	331,875	$5.107	278,438	125,296
Granted	$19.033	$19.033	7,500		—	(7,500)
Exercised	$2.593-$9.333	$4.851	(33,750)		—	—
Canceled	$6.389-$13.560	$9.806	(12,375)			12,375
Exercisable	$1.654-$13.560	—	—		(8,438)	—
Balance Fiscal, 2003	$1.654-$19.033	$6.271	293,250	$5.597	270,000	130,171
Granted	$18.753-$25.640	$21.508	50,000		—	(50,000)
Exercised	$1.6543-$2.59266	$1.967	(45,566)		—	—
Canceled	—	—	—			—
Exercisable	$1.654-$19.033	—	—		(15,566)	—
Balance Fiscal, 2004	$1.654-$25.640	$9.489	297,684	$7.460	254,434	80,171

Additional weighted average information for options outstanding and exercisable as of fiscal year-end 2004:

			Options Outstanding		Options Exercisable
	Range of		Weighted Average	Weighted Average		Weighted Average
	Exercise	Number Of	Exercise Price	Remaining	Number Of	Exercise Price
	Price	Shares	Per Share	Contractual Life	Shares	Per Share
Long-Term Incentive Plan:	$1.309-$7.000	1,118,830	$3.595	2.9 years	861,771	$3.054
	$7.001-$10.000	2,055,342	$8.326	5.9 years	1,087,764	$8.043
	$10.001-$31.390	2,227,228	$16.520	8.5 years	237,009	$12.567
		5,401,400			2,186,544	$6.567
Nonemployee Director Plan:	$1.654-$7.000	133,309	$4.091	3.0 years	133,309	$4.091
	$7.001-$10.000	68,625	$8.873	5.4 years	68,625	$8.873
	$10.001-$25.640	95,750	$17.445	8.1 years	52,500	$14.169
		297,684			254,434	$7.460

12.   Supplemental Cash Flow Information

Fiscal Year	2004	2003	2002
	IN THOUSANDS
Cash paid during the year for:
Interest	$30	$36	$11
Income taxes	$33,110	$24,567	$17,608
Supplemental disclosures of non-cash investing and financing activities:
Purchase of European and Australian stores	$151	$—	$—
Purchase of property for capital lease obligation	$1,560	$—	$—

13.   Major Customer, Segment and Geographic Information

Customers of the Company consist principally of major department stores and specialty retailers located throughout the United States, Europe and the Far East. There were no significant customers, individually or considered as a group under common ownership, which accounted for over 10% of net sales for fiscal years 2004, 2003 and 2002. In connection with the recent announcement of Federated Department Stores Inc.’s acquisition of May Department Stores Co., on a pro forma basis, sales to this combined entity would approximate 11% of the Company’s fiscal 2004 net sales.

The Company’s majority-owned businesses operate primarily in four geographic regions. The Company operates in two distinct distribution channels, wholesale and retail. In its wholesale operations the Company designs, develops, markets and distributes fashion and premium watches and other accessories to department stores, specialty shops, and independent retailers throughout the world. The Company’s retail operations consist of its outlet and mall-based and full-priced retail stores and its website selling the Company’s product directly to the consumer. Specific information related to the Company’s reportable segments and geographic areas are contained in the following table. Intercompany sales of products between geographic areas are referred to as intergeographic items. All intercompany balances have been eliminated.

Fiscal Year 2004	Net Sales	Operating Income	Long-lived Assets	Total Assets
	IN THOUSANDS
United States—exclusive of Stores:
External customers	$395,687	$22,392	$127,876	$194,315
Intergeographic	163,383	—	—	—
Retail worldwide	130,109	4,600	21,486	57,064
Europe:			53,542	351,216
External customers	306,937	35,488
Intergeographic	78,935	—	—	—
Far East and Export:			7,653	181,229
External customers	127,227	78,989
Intergeographic	310,124	—	—	—
Intergeographic items	(552,442)	—	—	—
Consolidated	$959,960	$141,469	$210,557	$783,824

Fiscal Year 2003	Net Sales	Operating Income	Long-lived Assets	Total Assets
	IN THOUSANDS
United States—exclusive of Stores:
External customers	$337,059	$28,769	$79,631	$314,594
Intergeographic	139,063	—	—	—
Retail worldwide	104,118	2,639	20,204	45,278
Europe:			42,809	165,226
External customers	258,078	16,633
Intergeographic	13,489	—	—	—
Far East and Export:			5,577	62,443
External customers	81,920	61,709
Intergeographic	246,648	—	—	—
Intergeographic items	(399,200)	—	—	—
Consolidated	$781,175	$109,750	$148,221	$587,541

Fiscal Year 2002	Net Sales	Operating Income	Long-lived Assets	Total Assets
	IN THOUSANDS
United States—exclusive of Stores:			$75,663	$268,915
External customers	$327,151	$33,637	—	—
Intergeographic	103,046	—	—	—
Retail worldwide	83,135	(8,432)	22,931	43,051
Europe	189,485	13,233	23,510	121,704
Far East and Export:			4,783	48,856
External customers	63,567	57,492	—	—
Intergeographic	219,945	—	—	—
Intergeographic items	(322,991)		—	—
Consolidated	$663,338	$95,930	$126,887	$482,526

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no changes in or disagreements with our accountants to report under this item.

Item 9A.                Controls and Procedures

Controls Evaluation and Related CEO and CFO Certifications

We conducted an evaluation of the effectiveness of the design and operation of the “disclosure controls and procedures” (“Disclosure Controls”), as defined by Exchange Act Rules 13a - 15(e) and 15d - 15(e), as of the end of the period covered by this Annual Report. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

Attached as exhibits to this Annual Report are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Definition of Disclosure Controls

Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in the reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States. To the extent that components of our internal control over financial reporting are included within our Disclosure Controls, they are included in the scope of the quarterly controls evaluation.

Limitations on the Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that the Disclosure Controls or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation

The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Annual Report. In the course of the controls evaluation, we sought to identify data errors, control problems or acts of fraud and confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the controls can be reported in our Quarterly Reports on Form 10-Q and to supplement the disclosures made in the Company’s Annual Report on Form 10-K. Many of the components of the Disclosure Controls are also evaluated on an ongoing basis by the Internal Audit Department and by other personnel in the finance department. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

Among other matters, we also considered whether the evaluation identified any “significant deficiencies” or “material weaknesses” in internal control over financial reporting, and whether we had identified any acts of fraud involving personnel with a significant role in our internal control over financial reporting. This information was important both for the controls evaluation generally, and because Item 5 in the certifications of the CEO and CFO requires that the CEO and CFO disclose that information to our Board’s Audit Committee and to our independent registered public accountants. In the PCAOB Auditing Standard No. 2, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements”, a “significant deficiency” is referred to as a control deficiency, or combination of control deficiencies, that adversely affect our ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. A “material weakness” is referred to as a significant deficiency or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We also sought to address other controls matters in the controls evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with its ongoing procedures.

Conclusions

Based upon the controls evaluation, our CEO and CFO have concluded that as of the end of the period covered by this Annual Report, the Disclosure Controls were effective. Further, there have been no changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting. Under the supervision and with the participation of our management, including our CEO and CFO, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our CEO and CFO concluded that our internal controls over financial reporting were effective.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our management’s assessment of our internal control over financial reporting. The attestation report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Fossil, Inc.
Dallas, Texas

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting that Fossil, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 1, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 1, 2005 of the Company and our report dated March 17, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Dallas, Texas

March 17, 2005

Item 9B.               Other Information

None.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

The information under the headings “Directors and Nominees,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board Committees and Meetings” in our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report, is incorporated herein by reference.

We have adopted a code of ethics that applies to all our directors and employees, including the principal executive officer, principal financial officer, principal accounting office and controller. The full text of our Code of Conduct and Ethics is published on our Investor Relations web site at www.fossil.com. We intend to disclose future amendments to certain provisions of the Code of Conduct and Ethics, or waivers of such provisions granted to executive officers and directors, on this web site within five business days following the date of such amendment or waiver.

Item 11.                 Executive Compensation

The information required in response to this Item is incorporated herein by reference to our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management

The information required in response to this Item is incorporated herein by reference to our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

Item 13.                 Certain Relationships and Related Transactions

The information required in response to this Item is incorporated herein by reference to our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

Item 14.                 Principal Accountant Fees and Services

The information required in response to this Item is incorporated herein by reference to our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)   Documents filed as part of Report.

		Page
1.	Report of Independent Registered Public Accounting Firm	35
	Consolidated Balance Sheets	36
	Consolidated Statements of Income and Comprehensive Income	37
	Consolidated Statements of Stockholders’ Equity	38
	Consolidated Statements of Cash Flows	39
	Notes to Consolidated Financial Statements	40
2.	Financial Statement Schedule: See “Schedule II” on page S-1.
3.	Exhibits required to be filed by Item 601 of Regulation S-K.

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Second Amended and Restated Certificate of Incorporation of Fossil, Inc.
3.2(1)	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Fossil, Inc.
3.3(1)	Amended and Restated Bylaws of Fossil, Inc.
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

10.3(2)

Form of Award Agreement under the Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Registration Statement of Form S-3, registration no. 333-107476, filed with the Securities and Exchange Commission).

10.4(2)

Fossil, Inc. 1993 Savings and Retirement Plan (incorporated herein by reference to Exhibit 10.3 of the Company’s Registration Statement of Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).

10.5(1)	Subordination Agreement of Fossil Trust for the benefit of First Interstate Bank of Texas, N.A. dated as of August 31, 1994.
10.6(1)	Master Licensing Agreement dated as of August 30, 1994, by and between Fossil, Inc. and Fossil Partners, L.P.
10.7(1)	Agreement of Limited Partnership of Fossil Partners, L.P.
10.8(1)(2)	First Amendment to the Fossil, Inc. 1993 Long-Term Incentive Plan.
10.9(1)(2)	Second Amendment to the Fossil, Inc. 1993 Long-Term Incentive Plan.
10.10(1)(2)	Amendment to the Fossil, Inc. 1993 Non-Employee Director Stock Option Plan.
10.11(1)(2)	Fossil, Inc. and Affiliates Deferred Compensation Plan.
10.12(2)	Third Amendment to the Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 10-Q for the quarterly period ended July 7, 2001).
10.13(1)(2)	2002 Restricted Stock Plan of Fossil, Inc. and Form of Award Agreement.

10.14

Stock Purchase Agreement between FMW Acquisition, Inc., Tempus International Corp. and Jack Barouh dated March 23, 2004 (without exhibits) (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 10-Q for the quarterly period ended April 3, 2004).

10.15

Stock Pledge Agreement entered into on September 23, 2004, by and between Fossil, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K filed on October 5, 2004).

10.16

Loan Agreement, by and among, Wells Fargo Bank, National Association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc., Intermediate Leasing, Inc., Arrow Merchandising, Inc., Fossil Holdings, LLC and FMW Acquisition, Inc., dated September 23, 2004 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on October 5, 2004).

10.17

Revolving Line of Credit Note, by and between Fossil Partners, L.P. and Wells Fargo Bank, National Association, dated September 23, 2004 (incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed on October 5, 2004).

10.18(2)

Employment Agreement by and between Fossil, Inc. and Harold S. Brooks dated October 31, 2004 (without exhibits) (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 10-Q for the quarterly period ended October 2, 2004).

21.1(1)	Subsidiaries of Fossil, Inc.
23.1(1)	Consent of Independent Registered Public Accounting Firm.
31.1(1)	Certification of Principal Executive Officer
31.2(1)	Certification of Principal Financial Officer
32.1(1)	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)          Filed herewith.

(2)          Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Richardson, State of Texas, on March 17, 2005.

FOSSIL, INC.
/s/ KOSTA N. KARTSOTIS
Kosta N. Kartsotis, President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ TOM KARTSOTIS	Chairman of the Board and Director	March 17, 2005
Tom Kartsotis	(Principal Executive Officer)
/s/ KOSTA N. KARTSOTIS	President, Chief Executive Officer and Director	March 17, 2005
Kosta N. Kartsotis
/s/ MIKE L. KOVAR	Senior Vice President and Chief Financial Officer	March 17, 2005
Mike L. Kovar	(Principal Financial and Accounting Officer)
/s/ MICHAEL W. BARNES	President, International and Special Markets	March 17, 2005
Michael W. Barnes	Division and Director
/s/ JAL S. SHROFF	Director	March 17, 2005
Jal S. Shroff
/s/ KENNETH W. ANDERSON	Director	March 17, 2005
Kenneth W. Anderson
/s/ ALAN J. GOLD	Director	March 17, 2005
Alan J. Gold
/s/ MICHAEL STEINBERG	Director	March 17, 2005
Michael Steinberg
/s/ DONALD J. STONE	Director	March 17, 2005
Donald J. Stone
/s/ ANDREA CAMERANA	Director	March 17, 2005
Andrea Camerana

SCHEDULE II

FOSSIL, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Fiscal Years 2002, 2003 and 2004
(in thousands)

		Additions	Deductions
Classification	Balance at the Begining of Period	Charged (Credited) to Operations	Actual Returns or Writeoffs	Balance at End of Period
Fiscal Year 2002:
Account receivable allowances:
Sales returns	22,457	35,832	(33,476)	24,813
Bad debts	11,710	2,839	(1,932)	12,617
Cash discounts	325	419	(465)	279
Inventory in transit for estimated customer returns	(13,236)	(21,725)	19,936	(15,025)
Fiscal Year 2003:
Account receivable allowances:
Sales returns	24,813	36,044	(34,224)	26,633
Bad debts	12,617	3,414	(3,122)	12,909
Cash discounts	279	696	(549)	426
Inventory in transit for estimated customer returns	(15,025)	(20,761)	19,983	(15,803)
Fiscal Year 2004:
Account receivable allowances:
Sales returns	26,633	43,413	(40,226)	29,820
Bad debts	12,909	(387)	(774)	11,748
Cash discounts	426	2,989	(459)	2,956
Inventory in transit for estimated customer returns	(15,803)	(18,315)	16,390	(17,728)

S-1

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Second Amended and Restated Certificate of Incorporation of Fossil, Inc.
3.2(1)	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Fossil, Inc.
3.3(1)	Amended and Restated Bylaws of Fossil, Inc.
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

10.3(2)

Form of Award Agreement under the Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Registration Statement of Form S-3, registration no. 333-107476, filed with the Securities and Exchange Commission).

10.4(2)

Fossil, Inc. 1993 Savings and Retirement Plan (incorporated herein by reference to Exhibit 10.3 of the Company’s Registration Statement of Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).

10.5(1)	Subordination Agreement of Fossil Trust for the benefit of First Interstate Bank of Texas, N.A. dated as of August 31, 1994.
10.6(1)	Master Licensing Agreement dated as of August 30, 1994, by and between Fossil, Inc. and Fossil Partners, L.P.
10.7(1)	Agreement of Limited Partnership of Fossil Partners, L.P.
10.8(1) (2)	First Amendment to the Fossil, Inc. 1993 Long-Term Incentive Plan.
10.9(1) (2)	Second Amendment to the Fossil, Inc. 1993 Long-Term Incentive Plan.
10.10(1) (2)	Amendment to the Fossil, Inc. 1993 Non-Employee Director Stock Option Plan.
10.11(1) (2)	Fossil, Inc. and Affiliates Deferred Compensation Plan.
10.12(2)	Third Amendment to the Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 of the Company’’s Report on Form 10-Q for the quarterly period ended July 7, 2001).
10.13(1)(2)	2002 Restricted Stock Plan of Fossil, Inc. and Form of Award Agreement.
10.14

Stock Purchase Agreement between FMW Acquisition, Inc., Tempus International Corp. and Jack Barouh dated March 23, 2004 (without exhibits) (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 10-Q for the quarterly period ended April 3, 2004).

10.15

Stock Pledge Agreement entered into on September 23, 2004, by and between Fossil, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K filed on October 5, 2004).

10.16

Loan Agreement, by and among, Wells Fargo Bank, National Association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc., Intermediate Leasing, Inc., Arrow Merchandising, Inc., Fossil Holdings, LLC and FMW Acquisition, Inc., dated September 23, 2004 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on October 5, 2004).

10.17

Revolving Line of Credit Note, by and between Fossil Partners, L.P. and Wells Fargo Bank, National Association, dated September 23, 2004 (incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed on October 5, 2004).

10.18(2)

Employment Agreement by and between Fossil, Inc. and Harold S. Brooks dated October 31, 2004 (without exhibits) (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 10-Q for the quarterly period ended October 2, 2004).

21.1(1)	Subsidiaries of Fossil, Inc.
23.1(1)	Consent of Independent Registered Public Accounting Firm.
31.1(1)	Certification of Principal Executive Officer
31.2(1)	Certification of Principal Financial Officer
32.1(1)	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)          Filed herewith.

(2)          Management contract or compensatory plan or arrangement.