Form 10-Q
period 2005-04-02
FOSSIL INC
filed 2005-05-12
CIK 883569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 2, 2005

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

Yes   ☒    No  ☐

The number of shares of Registrant’s common stock outstanding as of May 10, 2005: 71,181,198

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

FOSSIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

 (In thousands, except share amounts)

	April 2, 2005	January 1, 2005
ASSETS
Current assets:
Cash and cash equivalents	$142,807	$185,430
Short-term marketable investments	6,303	6,277
Accounts receivable – net	130,309	155,301
Inventories - net	195,623	179,167
Deferred income tax assets	17,044	15,821
Prepaid expenses and other current assets	45,504	31,271
Total current assets	537,590	573,267

Investment in joint venture	7,101	7,018
Property, plant and equipment – net	121,862	122,860
Goodwill	42,016	39,812
Intangible and other assets – net	40,644	40,867
Total assets	$749,213	$783,824
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of obligation under capital leases	$2,924	$27,085
Accounts payable	42,178	48,861
Accrued expenses:
Accounts payable	16,173	21,850
Royalties	7,097	10,761
Compensation	19,906	20,767
Co-op advertising	7,089	16,146
Other	17,402	16,030
Income taxes payable	62,301	48,603
Total current liabilities	175,070	210,103

Deferred income tax liabilities	21,873	42,052
Obligation under capital leases	1,411	1,487
Long-term liabilities	23,284	43,539

Minority interest in subsidiaries	4,709	6,182

Stockholders’ equity:
Common stock, 71,239,298 and 71,108,539 shares issued and outstanding, respectively	712	711
Additional paid-in capital	40,011	39,045
Retained earnings	493,817	469,923
Accumulated other comprehensive income	17,644	19,447
Deferred compensation	(6,034)	(5,126)
Total stockholders’ equity	546,150	524,000
Total liabilities and stockholders’ equity	$749,213	$783,824

See notes to condensed consolidated financial statements.

FOSSIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

UNAUDITED

(In thousands, except per share amounts)

	For the 13 Weeks Ended	For the 13 Weeks Ended
	April 2, 2005	April 3, 2004

Net sales	$232,510	$199,395
Cost of sales	111,348	97,543
Gross profit	121,162	101,852

Operating expenses:
Selling and distribution	69,503	56,851
General and administrative	27,144	20,093
Total operating expenses	96,647	76,944

Operating income	24,515	24,908
Interest expense	60	5
Other (expense) income – net	(2,543)	1,041
Income before income taxes	21,912	25,944
(Benefit) provision for income taxes	(1,982)	9,599
Net income	$23,894	$16,345

Other comprehensive income (loss), net of taxes:
Currency translation adjustment	(3,236)	(6,396)
Unrealized (loss) gain on short-term investments	(46)	47
Forward contracts hedging intercompany foreign currency payments: change in fair values	1,479	2,025
Total comprehensive income	$22,091	$12,021

Earnings per share:
Basic	$0.34	$0.23
Diluted	$0.32	$0.22
Weighted average common shares outstanding:
Basic	71,143	70,007
Diluted	74,454	73,744

See notes to condensed consolidated financial statements.

FOSSIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(In thousands)

	For the 13 Weeks Ended	For the 13 Weeks Ended
	April 2, 2005	April 3, 2004
Operating activities:
Net income	$23,894	$16,345
Noncash items affecting net income:
Minority interest in subsidiaries	969	981
Equity in loss (income) of joint venture	1	(426)
Depreciation and amortization	6,497	5,483
Deferred compensation amortization	477	289
Loss (gain) on disposal of assets	34	(8)
(Decrease) increase in allowance for doubtful accounts	(240)	1,278
Decrease in allowance for returns - net of related inventory in transit	(1,049)	(1,118)
Deferred income taxes	(21,492)	4,855
Tax benefit derived from exercise of stock options	1,850	2,128
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	27,867	10,591
Inventories	(14,098)	(16,945)
Prepaid expenses and other current assets	(14,115)	(2,956)
Accounts payable	(7,781)	(6,672)
Accrued expenses	(18,405)	(10,647)
Income taxes payable	13,498	2,348
Net cash (used in) from operating activities	(2,093)	5,526

Investing activities:
Business acquisitions, net of cash acquired	(4,429)	(26)
Additions to property, plant and equipment	(6,573)	(4,733)
Purchase of short-term marketable investments	(72)	(77)
Increase in intangible and other assets	(344)	(458)
Net cash used in investing activities	(11,418)	(5,294)

Financing activities:
Proceeds from exercise of stock options	2,553	4,388
Acquisition and retirement of common stock	(4,821)	(1,834)
Distribution of minority interest earnings	(2,483)	(1,735)
Borrowings (payments) on notes payable - net	(24,042)	—
Net cash (used in) from financing activities	(28,793)	819

Effect of exchange rate changes on cash and cash equivalents	(319)	(2,588)
Net decrease in cash and cash equivalents	(42,623)	(1,537)
Cash and cash equivalents:
Beginning of period	185,430	158,062

End of period	$142,807	$156,525

See notes to condensed consolidated financial statements.

FOSSIL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1.                                      FINANCIAL STATEMENT POLICIES

Basis of Presentation.  The condensed consolidated financial statements include the accounts of Fossil, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of April 2, 2005, and the results of operations for the thirteen-week period ended April 2, 2005 (“First Quarter”) and the thirteen-week period ended April 3, 2004 (“Prior Year Quarter”), respectively. All adjustments are of a normal, recurring nature.

These interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included in Form 10-K filed by the Company pursuant to the Securities Exchange Act of 1934 for the year ended January 1, 2005. Operating results for the thirteen-week period ended April 2, 2005, are not necessarily indicative of the results to be achieved for the full year.

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. The Company has not made any changes in its significant accounting policies from those disclosed in its most recent annual report other than that disclosed in the following paragraph.

Reclassification of Prior Year Amounts.  Reclassification of certain amounts for the thirteen-week period ended April 3, 2004, has been made to conform to the presentation for the thirteen-week period ended April 2, 2005. Commencing in the First Quarter, the Company reclassified currency gains and losses primarily related to the revaluation of intercompany debt denominated in U.S. dollars payable by non-U.S. subsidiaries to U.S. subsidiaries. Certain other foreign currency gains and losses relating to operational activities remain classified in operating income. This reclassification resulted in the Company’s Prior Year Quarter cost of sales increasing by approximately $1.6 million and other income (expense) increasing favorably by $1.6 million.   The Company believes accounting for these gains and losses in other income (expense) presents more accurately the comparative results of operations of the Company.  Additionally, the Company believes this reclassification will result in its financial statements being presented on a more comparable format to its industry peers.  The following table illustrates the impact of this reclassification and other insignificant reclassifications on affected components of the Company’s 2004 quarterly results of operations.  The effects of these reclassifications on the second and third quarters of 2004 were not material to the amounts as previously reported and are therefore not included in the table below:

	Q1	Q4	YTD

Cost of sales as previously reported	95,775	142,492	449,865
Reclassifications	1,768	4,539	6,307
Cost of sales as reclassified	97,543	147,031	456,172

Gross profit as previously reported	103,620	175,908	510,095
Gross profit as reclassified	101,852	171,369	503,788

Gross profit as a percentage of net sales as previously reported	52.0%	55.2%	53.1%
Gross profit as a percentage of net sales as reclassified	51.1%	53.8%	52.5%

Operating income as previously reported	26,479	52,879	141,469
Operating income as reclassified	24,711	48,340	135,162

Other income (expense) – net as previously reported	(530)	73	(337)
Reclassifications	1,571	4,539	6,110
Other income (expense) – net as reclassified	1,041	4,612	5,773

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

Foreign Currency Hedging Instruments. The Company’s foreign subsidiaries periodically enter into forward contracts principally to hedge the future payment of intercompany inventory transactions with the U.S. company. At April 2, 2005, the Company’s foreign subsidiaries had forward contracts to sell 19.4 million Euro for approximately $25.3 million, expiring through December 2005. If they were to settle their Euro-based contracts at the reporting date, the net result would be a net gain of approximately $119,000, net of taxes, as of April 2, 2005. The net increase in fair value for the thirteen-week periods ended April 2, 2005 and April 3, 2004, respectively, of approximately $1.5 million and $2.0 million, is included in other comprehensive income (loss). The net increase for the thirteen-week period ended April 2, 2005 consisted of net gains from these hedges of $569,000, and $910,000 of net losses reclassified into earnings.

Earnings Per Share. The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS:

(In thousands, except per share data)	For the 13 Weeks Ended April 2, 2005	For the 13 Weeks Ended April 3, 2004
Numerator:
Net income	$23,894	$16,345
Denominator:
Basic EPS computation:
Weighted average common shares outstanding	71,143	70,007

Basic EPS	$0.34	$0.23

Diluted EPS computation:
Denominator:
Basic weighted average common shares outstanding	71,143	70,007
Dilutive effect of stock options	3,311	3,737
	74,454	73,744

Diluted EPS	$0.32	$0.22

Stock-Based Compensation Plans.  The Company applies the intrinsic value method under Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. No compensation cost has been recognized for the Company’s stock option plans because the quoted market price of the Common Stock at the date of the grant was not in excess of the amount an employee must pay to acquire the Common Stock. SFAS No. 123, “Accounting for Stock-Based Compensation,” prescribes a fair value based method to record compensation cost for stock-based employee compensation plans. Pro forma disclosures as if the Company had adopted the fair value recognition requirements under SFAS No. 123 for stock option awards for the thirteen-week periods ended April 2, 2005, and April 3, 2004, respectively, are presented in the following table.

(In thousands, except per share data)	For the 13 Weeks Ended April 2, 2005	For the 13 Weeks Ended April 3, 2004

Net income, as reported	$23,894	$16,345
Add: Stock-based employee compensation included in reported net income, net of tax	310	531
Deduct: Fair value based compensation expense, net of tax	(1,260)	(1,441)
Pro forma net income	$22,944	$15,435

Basic earnings per share:
As reported	$0.34	$0.23
Pro forma under SFAS No. 123	$0.32	$0.22
Diluted earnings per share:
As reported	$0.32	$0.22
Pro forma under SFAS No. 123	$0.31	$0.21

The award of shares under the Company’s 2002 Restricted Stock Plan are accounted for at fair value, and the resulting deferred compensation is amortized to expense over the related vesting periods.

2.                                      ACQUISITIONS

In January 2005 Fossil Europe B.V., Ltd. (“Fossil B.V.”), a wholly owned subsidiary of the Company, acquired 100% of the capital stock of IWG Independent Watch Group Scandinavia AB, the Company’s distributor in Sweden, for a cash purchase price of approximately $3.0 million. The acquisition was recorded as a purchase and resulted in goodwill of approximately $1.0 million.

In January 2005 Fossil (Asia) Holdings Limited, a majority controlled subsidiary of the Company, acquired certain assets from Protime Watch Co., Ltd., the Company’s distributor in Taiwan, for a cash purchase price of $2.9 million. The acquisition was recorded as a purchase and resulted in goodwill of $1.3 million.

3.                                      INVENTORIES

Inventories consist of the following:

(In thousands)	April 2, 2005	January 1, 2005

Components and parts	$13,053	$11,555
Work-in-process	2,599	3,703
Finished merchandise on hand	137,138	124,678
Merchandise at Company stores	25,196	21,503
Merchandise in-transit from estimated customer returns	17,637	17,728
	$195,623	$179,167

4.                                      INCOME TAXES

The American Jobs Creation Act of 2004 (“the Act”) introduced a special, one-time dividends received deduction of 85% on the repatriation of certain foreign earnings to a United States taxpayer provided certain criteria are met.  In prior years, the Company accrued a deferred tax liability on foreign earnings that were not expected to be indefinitely reinvested.  The Company has evaluated the amount of foreign earnings to be repatriated under the provisions of the Act and has recorded a tax benefit for the release of the deferred tax liability associated with the earnings to be repatriated as dividends during 2005. This benefit is partially offset by the cash tax to be paid on these dividends.  The resulting net income tax benefit recorded in the First Quarter for the repatriation is $8.3 million, based on the current provisions and rules so enacted.  It is anticipated that prospective Technical Corrections to the Act may increase the net income tax benefit associated with the amount of foreign earnings repatriated and the Company will record any additional benefits if and when such Technical Corrections are enacted into law.  Income tax expense on earnings not associated with the special repatriation of dividends is $6.3 million, resulting in an overall income tax benefit of approximately $2.0 million for the First Quarter.

5.                                      SEGMENT AND GEOGRAPHIC INFORMATION

(In thousands)

	For the 13 Weeks Ended April 2, 2005		For the 13 Weeks Ended April 3, 2004
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
U.S.- exclusive of Stores:
External customers	$102,954	$1,808	$84,160	$6,895
Intergeographic	21,043	—	43,402	—
Retail worldwide	27,587	(2,357)	21,104	(2,496)
Europe:
External customers	65,885	6,556	66,834	3,587
Intergeographic	38,154	—	1,327	—
Far East and Export:
External customers	36,084	18,508	27,297	16,922
Intergeographic	70,370	—	71,852	—
Intergeographic items	(129,567)	—	(116,581)	—
Consolidated	$232,510	$24,515	$199,395	$24,908

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition and results of operations of Fossil, Inc. and our wholly and majority-owned subsidiaries for the thirteen-week period ended April 2, 2005 (the “First Quarter”), as compared to the thirteen-week period ended April 3, 2004 (the “Prior Year Quarter”). This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes attached hereto.

General

We are a design, development, marketing and distribution company that specializes in consumer products predicated on fashion and value. The FOSSIL brand name was developed to convey a distinctive fashion, quality and value message and a brand image reminiscent of an earlier time that suggests a time of fun, fashion and humor. Since our inception in 1984, we have grown into a global watch company with a well-recognized branded portfolio delivered over an extensive distribution network. Our principal offerings include an extensive line of watches sold under our proprietary brands as well as licensed brands for some of the most prestigious companies in the world. We also offer complementary lines of small leather goods, belts, handbags and sunglasses under our proprietary FOSSIL and RELIC brands, jewelry under the FOSSIL and EMPORIO ARMANI brands and FOSSIL apparel. Our centralized infrastructure in design/development and production/sourcing allows us to leverage the strength of our branded watch portfolio over an extensive global distribution network.

Our products are sold primarily to department stores and specialty retail stores in over 90 countries worldwide through company-owned foreign sales subsidiaries and through a network of approximately 50 independent distributors. Our foreign operations include wholly or majority-owned subsidiaries in Australia, Canada, France, Germany, Hong Kong, Italy, Japan, Malaysia, the Netherlands, Norway, Singapore, Sweden, Switzerland, Taiwan and the United Kingdom. In addition, our products are offered at company-owned retail locations, located in the United States and certain international markets, and authorized FOSSIL retail stores and kiosks located in several major airports, on cruise ships and in certain international markets.

Significant Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to product returns, bad debts, and inventories. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes there have been no changes to the significant accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Form 10-K filed by us for the year ended January 1, 2005.

Reclassification of Prior Year Amounts.  Reclassification of certain amounts for the thirteen-week period ended April 3, 2004, has been made to conform to the presentation for the thirteen-week period ended April 2, 2005. Commencing in the First Quarter, we reclassified currency gains and losses primarily related to the revaluation of intercompany debt denominated in U.S. dollars payable by non-U.S. subsidiaries to U.S. subsidiaries.  Certain other foreign currency gains and losses relating to operational activities remain classified in cost of sales.  This reclassification resulted in our Prior Year Quarter cost of sales increasing by approximately $1.6 million and other income (expense) increasing favorably by $1.6 million. We believe accounting for these gains and losses in other income (expense) presents more accurately our comparative results of operations.  Additionally, we believe this reclassification will result in our financial statements being presented on a more comparable format to our industry peers.

Results of Operations

The following table sets forth, for the periods indicated, (i) the percentages of our net sales represented by certain line items from our condensed consolidated statements of income and (ii) the percentage changes in these line items.

	Percentage of Net Sales		Percentage Change
	For the 13 Weeks Ended		For the 13 Weeks Ended
	April 2, 2005	April 3, 2004	April 2, 2005

Net sales	100.0%	100.0%	16.6%
Cost of sales	47.9	48.9	14.2
Gross profit	52.1	51.1	19.0

Selling and distribution expenses	29.9	28.5	22.3
General and administrative expenses	11.7	10.1	35.1
Operating income	10.5	12.5	(1.6)
Interest expense	0.0	0.0	1,100.0
Other (expense) income - net	(1.1)	0.5	(344.3)
Income before income taxes	9.4	13.0	(15.5)
Income taxes	(0.9)	4.8	(120.6)
Net income	10.3%	8.2%	46.2%

Net Sales.  The following table sets forth certain components of our consolidated net sales and the percentage relationship of the components to consolidated net sales for the periods indicated (in millions, except percentage data):

	Amounts		% of Total
	For the 13 Weeks Ended	For the 13 Weeks Ended	For the 13 Weeks Ended	For the 13 Weeks Ended
	April 2, 2005	April 3, 2004	April 2, 2005	April 4, 2004
International:
Europe	$65.9	$66.8	28.3%	33.5%
Other	36.1	27.3	15.5	13.7
Total International	102.0	94.1	43.8	47.2

Domestic:
Watch products	55.9	44.5	24.1	22.3
Other products	47.0	39.7	20.2	19.9
Total Domestic	102.9	84.2	44.3	42.2

Retail Worldwide	27.6	21.1	11.9	10.6

Total Net Sales	$232.5	$199.4	100.0%	100.0%

The following table is intended to illustrate by factor the total of the year-over-year percentage change in sales by segment and on a consolidated basis:

	Analysis of Percentage Change in Sales Versus Prior Year Quarter Attributable to Changes in the Following Factors
	Exchange Rates	Acquisitions	Organic Growth	Total Change
Europe	4.1%	0.9%	-6.4%	-1.4%
Other international	1.4%	10.0%	20.8%	32.2%
Domestic wholesale	0.0%	10.5%	11.7%	22.2%
Retail worldwide	0.6%	0.0%	30.2%	30.8%
Total	1.6%	6.1%	8.9%	16.6%

International Net Sales.  Excluding the impact on sales growth attributable to foreign currency rate changes and acquisitions as noted in the above table, European sales declined 6.4% as a result of weakness throughout the region in most of our product categories, other than FOSSIL jewelry, BURBERRY and DIESEL watches. We believe this decline is a result of difficult economic conditions in the region that have resulted in reduced discretionary consumer spending for many of the products we distribute.  Growth from other international sales, which include our Canada and Far East distribution businesses and export sales from the United States, was led primarily by sales volume increases as a result of market share expansion in our existing distribution channel and new customers added for many of our watch brands since the end of the Prior Year Quarter. Growth was experienced in all major licensed watch brands and jewelry.  We believe we maintain a competitive advantage as a result of our long-term relationships and strength of our business with retailers throughout the international marketplace. We further believe our impressive portfolio of global watch brands and our ability to acquire additional brands position us for further penetration internationally as we continue to take shelf space from lesser known local and regional brands. We believe these brands do not have the marketing strength, distribution network or the global brand recognition in comparison to the brands included in our watch portfolio.

Domestic Net Sales.  Excluding the impact on sales growth attributable to acquisitions as noted in the above table, domestic wholesale sales increased primarily as a result of increases in our accessory, sunglass and mass market watch businesses.  During the First Quarter, our accessories and sunglass businesses increased 18%, when compared to the Prior Year Quarter, primarily as a result of sales volume growth in FOSSIL women’s and men’s leather products and FOSSIL sunglasses.  Our mass market watch business, which was launched during the second quarter of 2004, contributed $5.9 million in net sales.  FOSSIL watch sales decreased by approximately 4% during the First Quarter, well below the double digit net sales decreases we experienced over the prior two quarters.  Michele watches, acquired in the second quarter of 2004, added $8.3 million of net sales in the First Quarter.  Our management believes we can gain additional market share for FOSSIL watches and our other watch brands in the U.S. market by expanding into both a greater number of locations with our existing retailers as well as adding additional retailers for certain brands that we believe are under-penetrated.  We believe this can be accomplished by utilizing the talent of our broad-based design group and exploiting the speed of our supply chain that we believe allows for a quicker response to changes in fashion trends than our competitors.

Retail Worldwide Net Sales.  Excluding the impact on sales growth attributable to foreign currency rate changes as noted in the above table, sales from company-owned retail stores worldwide increased 30.2% during the First Quarter as a result of a 12.5% increase in the average number of stores opened during the First Quarter and comparable store sales gains of 11.7%. We believe our double-digit comparable store growth during the First Quarter was attributable to better in-store merchandising and visual presentation and strong growth related to accessories.  We ended the First Quarter with 137 total stores including 56 accessory, 59 outlet and 22 jeanswear locations.  This compares to 120 stores at the end of the Prior Year Quarter, which included 48 accessory, 54 outlet and 18 jeanswear locations.

Gross Profit.  Gross profit margin expanded by 100 basis points to 52.1% in the First Quarter compared to 51.1% in the Prior Year Quarter.  As a result of further weakening of the U.S. dollar in the First Quarter compared to the Prior Year Quarter, our international segment net sales (primarily the Euro and Pound based) translated into higher U.S. dollar amounts, benefiting comparable gross profit margin by approximately 70 basis points during the First Quarter.  Additionally, gross profit margins were positively impacted by a higher sales mix of retail store and other international sales, offset partially by a lower mix of sales from our European segment.  Sales from international businesses and company-owned retail stores generally produce higher gross profit margins than our historical consolidated gross profit margin. Gross profit margin from our domestic wholesale segment remained relatively unchanged from the Prior Year Quarter, as higher margin MICHELE watch sales were offset by lower margin mass market watch sales.

Operating Expenses.  Operating expenses, as a percentage of net sales, increased by 300 basis points to 41.6% in the First Quarter compared to 38.6% in the Prior Year Quarter.  Operating expense increases of approximately $20 million were mainly driven by an increase of approximately $10 million in personnel and other related costs associated with our new business initiatives and an increase of approximately $5 million in advertising and marketing costs as we continue to invest in new brands and markets.  As a percentage of net sales, advertising and marketing costs increased to 6.4% in the First Quarter compared to 5.0% in the Prior Year Quarter.  Costs associated with new business initiatives primarily relate to our adidas® launch in January 2006 and our Swiss watch and jewelry product offerings, as well as costs associated with the consolidation of our European operations and continuation of the SAP system implementation.  Additionally, included in the operating expense increase and in the specific categories discussed above, are $1.3 million in additional costs related to the translation impact of stronger foreign currencies into U.S. dollars and approximately $4.9 million of expenses related to companies acquired after the Prior Year Quarter.

Operating Income. The increase in gross profit margin was more than offset by increased operating expenses, resulting in our First Quarter operating profit margin declining by 200 basis points to 10.5% of net sales compared to 12.5% in the Prior Year Quarter.  Operating income included approximately $1.9 million of net currency gains related to the translation of foreign sales and expenses into U.S. dollars.

Other Income (Expense) - net. Other income (expense) primarily reflects interest income from cash investments, royalty income, minority interest expense of our majority-owned subsidiaries, equity in the earnings (losses) of our non-consolidated joint venture and gains (losses) related to the revaluation of intercompany debt denominated in U.S. dollars payable by non-U.S. subsidiaries to U.S. subsidiaries.  First Quarter other income (expense) increased unfavorably by approximately $3.6 million when compared to the Prior Year Quarter.  This unfavorable increase is primarily related to $2.1 million of currency losses related specifically to revaluation of open foreign currency account balances during the First Quarter compared to gains of $1.6 million in the Prior Year Quarter.

Provision For Income Taxes.  The American Jobs Creation Act of 2004 (“the Act”) introduced a special, one-time dividends received deduction of 85% on the repatriation of certain foreign earnings to a United States taxpayer provided certain criteria are met.  In prior years, we accrued a deferred tax liability on foreign earnings that were not expected to be indefinitely reinvested.  We have evaluated the amount of foreign earnings to be repatriated under the provisions of the Act and have recorded a tax benefit for the release of the deferred tax liability associated with a repatriation of $125 million during 2005. This benefit is partially offset by the cash tax to be paid on these dividends.  The resulting net income tax benefit recorded in the First Quarter for the repatriation is $8.3 million, based on the current provisions and rules so enacted.  It is anticipated that prospective Technical Corrections to the Act may increase the net income tax benefit associated with the amount of foreign earnings repatriated and we will record any additional benefits if and when such Technical Corrections are enacted into law.  Income tax expense on earnings not associated with the special repatriation of dividends is $6.3 million, resulting in an overall income tax benefit of approximately $2.0 million for the First Quarter. In the event we repatriate more or less than the estimate of $125 million, our effective tax rate would be impacted further compared to our historical levels.

2005 Net Sales and Earnings Estimates.  We are currently estimating second quarter 2005 fully diluted earnings per share of approximately $0.14, compared to $0.21 fully diluted earnings per share in the second quarter of 2004 based on current softness in sales volumes and higher expense levels. For fiscal 2005, we are currently estimating diluted earnings per share of approximately $1.48 compared to our previous guidance range of $1.53 to $1.57 and versus actual fiscal 2004 diluted earnings per share of $1.22.  Excluding the effects of the tax benefit for the full year, we expect full year 2005 diluted earnings per share of approximately $1.35.  This guidance revision is primarily related to lower than expected first quarter results and the reduction in forecasted sales volumes primarily stemming from our European-based businesses for the remainder of the year.  We currently estimate fiscal 2005 sales growth in a range of 14% to 16% versus our previous guidance range of 15% to 17%, with second quarter 2005 sales at or slightly below the low end of the range.

Liquidity and Capital Resources

Our general business operations historically have not required substantial cash needs during the first several months of our fiscal year. Generally, starting in the second quarter, our cash needs begin to increase, typically reaching their peak in the September-November time frame. Our cash holdings and short-term marketable securities as of the end of the First Quarter decreased to $149.1 million in comparison to $191.7 million at the end of the prior year. This decrease is primarily the result of net cash used of $11.4 million in investing activities and $28.8 million in financing activities.  Net cash used in investing activities was mainly related to $6.6 million of capital additions and $4.4 million related to businesses acquired. Cash used in financing activities was comprised of debt repayments of $24 million, common stock repurchases of $4.8 million and $2.5 million related to distributions of minority interest, offset by $2.6 million of proceeds from the exercise of stock options.  Cash flows used in operating activities of $2.1 million were primarily related to net income including non-cash items more than offset by increases in working capital.

Accounts receivable increased to $130.3 million at the end of the First Quarter compared to $110.1 million at the end of the Prior Year Quarter.  Day’s sales outstanding increased to 51 days for the First Quarter compared to 50 days in the Prior Year Quarter.  Inventory at quarter-end was $195.6 million, an increase of 37% compared to Prior Year Quarter inventory of $142.3 million.  This increase is primarily related to higher inventory levels related to our international businesses and retail stores.  Management anticipates year over year inventory growth to be more in line with net sales growth by the end of the 2005 second quarter.

At the end of the First Quarter, we had working capital of $362.5 million compared to working capital of $338.0 million at the end of the Prior Year Quarter.  At the end of the First Quarter, we had approximately $2.9 million of outstanding borrowings.  These borrowings are under a short-term facility in Japan, bearing interest at the Euroyen rate (approximately 0.7% at the end of the First Quarter), due May 2005.  In addition to this credit facility, we have available to us a $50 million short-term revolving credit facility with our primary bank.  No borrowings under this credit facility have been incurred to-date.  Available borrowings under this facility are reduced by amounts outstanding related to open letters of credit.

During 2005, we estimate capital expenditures of approximately $30 million to fund additional computer software implementation cost and hardware purchases, leasehold and owned-facility improvements and warehouse equipment purchases. In addition, we intend to continue our stock repurchase program to partially offset the dilutive effect of stock options granted during the year. This program could add an additional $15 to $20 million to our capital requirements in 2005. Management believes that cash flow from operations combined with existing cash on hand will be sufficient to fund our capital needs during 2005. We also have access to approximately $50 million in undrawn credit facilities should additional funds be required.

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q and incorporated by reference that are not historical facts, including, but not limited to, statements regarding our expected financial position, business and financing plans found in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk,” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “may,” “believes,” “expects,” “plans,” “intends,” “estimates,” “anticipates” and similar expressions identify forward-looking statements. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: the effect of worldwide economic conditions; significant changes in consumer spending patterns or preferences; acts of war or acts of terrorism; changes in foreign currency valuations in relation to the U.S. dollar, principally the Euro and British Pound; lowered levels of consumer spending resulting from a general economic downturn or generally reduced shopping activity caused by public safety or customer confidence concerns; the performance of our products within the prevailing retail environment; customer acceptance of both new designs and newly-introduced product lines; financial difficulties encountered by customers; the effects of vigorous competition in the markets in which we operate; the integration of the organizations and operations of any acquired businesses into existing organization and operations; the termination or non-renewal of material licenses, foreign operations and manufacturing; changes in the costs of materials, labor and advertising; and our ability to secure and protect trademarks and other intellectual property rights.

In addition to the factors listed above, our actual results may differ materially due to the other risks and uncertainties discussed in this Quarterly Report and the risks and uncertainties set forth in our Current Report on Form 8-K dated September 14, 2004. Accordingly, readers of this Quarterly Report should consider these facts in evaluating the information and are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a multinational enterprise, we are exposed to changes in foreign currency exchange rates. Our most significant foreign currency risk relates to the Euro and the British Pound as compared to the U.S. dollar. Due to our vertical nature whereby a significant portion of goods are sourced from our owned facilities, the foreign currency risks relate primarily to the necessary current settlement of intercompany inventory transactions. We employ a variety of practices to manage this market risk, including our operating and financing activities and, where deemed appropriate, the use of foreign currency forward contracts. The use of these instruments allows management to offset exposure to rate fluctuations because the gains or losses incurred on the derivative instruments will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. We use derivative instruments only for risk management purposes and do not use them for speculation or for trading. There were no significant changes in how we managed foreign currency transactional exposure in the First Quarter and management does not anticipate any significant changes in such exposures or in the strategies we employ to manage such exposure in the near future.

At the end of the First Quarter, we had outstanding foreign exchange contracts to sell 19.4 million Euro for approximately $25.3 million, expiring through December 2005.  If we were to settle our Euro-based contracts at the reporting date, the net result would be a gain of approximately $119,000, net of taxes. Exclusive of these outstanding foreign exchange contracts or other operating or financing activities that may be employed by us, a measurement of the unfavorable impact of a 10 percent change in the Euro and British Pound as compared to the U.S. dollar on our operating profits and stockholder’s equity is presented in the following paragraph.

At the end of the First Quarter, a 10 percent unfavorable change in the U.S. dollar against the Euro and British Pound involving balance sheet transactional exposures would not have a material effect on net pretax income. The translation of the balance sheets of our European and United Kingdom-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. At the end of the First Quarter, a 10 percent unfavorable change in the exchange rate of the U.S. dollar against the Euro and British Pound would have reduced consolidated stockholders’ equity by approximately $10.5 million. In the view of management, the risks associated with exchange rate changes in other currencies we have exposure to are not material and these hypothetical losses resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position, results of operation or cash flows.

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon the controls evaluation, our CEO and CFO have concluded that as of the end of the period covered by this Quarterly Report, the Disclosure Controls were effective. There have been no changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no legal proceedings to which we are a party or to which our properties are subject, other than routine litigation incident to our business, which is not material to our consolidated financial condition, cash flows or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

We had no sales of unregistered securities during the first quarter of fiscal year 2005.

Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our Common Stock during the first quarter of fiscal year 2005.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Month #1 (January 2, 2005 to January 29, 2005)	60,000	$26.33	60,000	360,000
Month #2 (January 30, 2005 to February 26, 2005)	60,000	$27.92	60,000	300,000
Month #3 (February 27, 2005 to April 2, 2004)	60,000	$26.10	60,000	240,000

Total	180,000	$26.78	180,000

(1)  No shares were purchased other than through the publicly announced repurchase program during the first quarter of fiscal year 2005.

(2)  On September 30, 2004, we announced that our Board of Directors had approved a share repurchase program, pursuant to which up to 600,000 shares of our Common Stock may be repurchased.

Item 6.  Exhibits and Reports on Form 8-K.

(a)                                  Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1

Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOSSIL, INC.

Date: May 12, 2005	/S/ MIKE L. KOVAR
Mike L. Kovar
Senior Vice President and Chief Financial Officer
(Principal financial and accounting officer duly
authorized to sign on behalf of Registrant)

EXHIBIT INDEX

Exhibit Number	Document Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.