Form 10-Q
period 2005-07-02
FOSSIL INC
filed 2005-08-11
CIK 883569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 2, 2005

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

Yes   ☒    No  ☐

The number of shares of Registrant’s common stock outstanding as of August 9, 2005: 70,957,407

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

FOSSIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

 (In thousands, except share amounts)

	July 2, 2005	January 1, 2005
ASSETS
Current assets:
Cash and cash equivalents	$126,281	$185,430
Short-term marketable investments	6,505	6,277
Accounts receivable – net	117,943	155,301
Inventories - net	218,365	179,167
Deferred income tax assets	17,407	15,821
Prepaid expenses and other current assets	36,988	31,271
Total current assets	523,489	573,267

Investment in joint venture	6,728	7,018
Property, plant and equipment – net	124,782	122,860
Goodwill	40,882	39,812
Intangible and other assets – net	40,582	40,867
Total assets	$736,463	$783,824
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of obligation under capital leases	$3,721	$27,085
Accounts payable	46,636	48,861
Accrued compensation	18,278	20,767
Other accrued expenses	49,690	64,787
Income taxes payable	50,884	48,603
Total current liabilities	169,209	210,103

Deferred income tax liabilities	20,304	42,052
Obligation under capital leases	1,271	1,487
Long-term liabilities	21,575	43,539

Minority interest in subsidiaries	4,269	6,182

Stockholders’ equity:
Common stock, 70,974,999 and 71,108,539 shares issued and outstanding for 2005 and 2004, respectively	710	711
Additional paid-in capital	32,591	39,045
Retained earnings	503,470	469,923
Accumulated other comprehensive income	10,200	19,447
Deferred compensation	(5,561)	(5,126)
Total stockholders’ equity	541,410	524,000
Total liabilities and stockholders’ equity	$736,463	$783,824

See notes to condensed consolidated financial statements.

FOSSIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

UNAUDITED

(In thousands, except per share amounts)

	For the 13 Weeks Ended	For the 13 Weeks Ended	For the 26 Weeks Ended	For the 26 Weeks Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

Net sales	$226,235	$206,122	$458,746	$405,517
Cost of sales	108,983	97,315	220,331	194,858
Gross profit	117,252	108,807	238,415	210,659

Operating expenses:
Selling and distribution	73,626	61,023	143,129	117,874
General and administrative	27,333	23,749	54,478	43,842
Total operating expenses	100,959	84,772	197,607	161,716

Operating income	16,293	24,035	40,808	48,943
Interest expense	21	5	82	10
Other (expense) income – net	(2,391)	1,018	(4,933)	2,059
Income before income taxes	13,881	25,048	35,793	50,992
Provision for income taxes	4,228	9,268	2,246	18,867
Net income	$9,653	$15,780	$33,547	$32,125

Other comprehensive income (loss), net of taxes:
Currency translation adjustment	(8,504)	(4,246)	(11,740)	(10,642)
Unrealized gain (loss) on short-term investments	129	(233)	83	(186)
Forward contracts hedging intercompany foreign currency payments: change in fair values	931	50	2,410	2,075
Total comprehensive income	$2,209	$11,351	$24,300	$23,372

Earnings per share:
Basic	$0.14	$0.22	$0.47	$0.46
Diluted	$0.13	$0.21	$0.45	$0.43
Weighted average common shares outstanding:
Basic	71,104	70,641	71,124	70,344
Diluted	73,904	74,518	74,202	74,154

See notes to condensed consolidated financial statements.

FOSSIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(In thousands)

	For the 26 Weeks Ended	For the 26 Weeks Ended
	July 2, 2005	July 3, 2004
Operating activities:
Net income	$33,547	$32,125
Noncash items affecting net income:
Minority interest in subsidiaries	2,025	1,756
Equity in loss (income) of joint venture	140	(614)
Depreciation and amortization	13,159	10,726
Deferred compensation amortization	951	609
Loss (gain) on disposal of assets	173	(198)
(Decrease) increase in allowance for doubtful accounts	(1,593)	1,727
Decrease in allowance for returns - net of related inventory in transit	(845)	(680)
Deferred income taxes	(23,557)	8,006
Tax benefit derived from exercise of stock options	2,181	3,321
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	41,678	18,965
Inventories	(37,136)	(29,311)
Prepaid expenses and other current assets	(5,600)	(5,480)
Accounts payable	(2,259)	4,889
Accrued expenses	(18,103)	(3,947)
Income taxes payable	2,080	1,582
Net cash from operating activities	6,841	43,476

Investing activities:
Business acquisitions, net of cash acquired	(4,429)	(47,096)
Additions to property, plant and equipment	(18,362)	(11,926)
Proceeds from sale of property, plant and equipment	225	1,013
Purchase of short-term marketable investments	(145)	(153)
Increase in intangible and other assets	(540)	(783)
Net cash used in investing activities	(23,251)	(58,945)

Financing activities:
Proceeds from exercise of stock options	3,749	6,854
Acquisition and retirement of common stock	(13,771)	(1,917)
Distribution of minority interest earnings	(3,945)	(2,030)
Payments on notes payable - net	(23,115)	(331)
Net cash (used in) from financing activities	(37,082)	2,576

Effect of exchange rate changes on cash and cash equivalents	(5,657)	(9,097)
Net decrease in cash and cash equivalents	(59,149)	(21,990)
Cash and cash equivalents:
Beginning of period	185,430	158,062

End of period	$126,281	$136,072

See notes to condensed consolidated financial statements.

FOSSIL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1.                                      FINANCIAL STATEMENT POLICIES

Basis of Presentation.  The condensed consolidated financial statements include the accounts of Fossil, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of July 2, 2005, and the results of operations for the thirteen-week periods ended July 2, 2005 (“Second Quarter”) and July 3, 2004 (“Prior Year Quarter”), respectively and the twenty-six week periods ended July 2, 2005 (“Year To Date Period”) and July 3, 2004 (“Prior Year YTD Period”), respectively. All adjustments are of a normal, recurring nature.

These interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included in Form 10-K filed by the Company pursuant to the Securities Exchange Act of 1934 for the year ended January 1, 2005. Operating results for the thirteen-week and twenty-six week periods ended July 2, 2005, are not necessarily indicative of the results to be achieved for the full year.

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. The Company has not made any changes in its significant accounting policies from those disclosed in its most recent annual report.

Reclassification of Prior Year Amounts.  Reclassification of certain amounts for the twenty-six week period ended July 3, 2004, has been made to conform to the presentation for the twenty-six week period ended July 2, 2005. Commencing in the first quarter of this fiscal year, the Company reclassified currency gains and losses primarily related to the revaluation of intercompany debt denominated in U.S. dollars payable by non-U.S. subsidiaries to U.S. subsidiaries. Certain other foreign currency gains and losses relating to operational activities remain classified in operating income. This reclassification resulted in the Company’s Prior Year YTD Period cost of sales increasing by approximately $2.0 million and other income (expense) increasing favorably by $1.6 million.  The Company believes accounting for these gains and losses in other income (expense) presents more accurately the comparative results of operations of the Company.  Additionally, the Company believes this reclassification will result in its financial statements being presented on a more comparable format to its industry peers.  The following table illustrates the impact of this reclassification and other insignificant reclassifications on affected components of the Prior Year YTD Period results of operations.

For the 26 Weeks Ended July 3, 2004

Cost of sales as previously reported	192,876
Reclassifications	1,982
Cost of sales as reclassified	194,858

Gross profit as previously reported	212,641
Gross profit as reclassified	210,659

Gross profit as a percentage of net sales as previously reported	52.4%
Gross profit as a percentage of net sales as reclassified	51.9%

Operating income as previously reported	50,514
Operating income as reclassified	48,943

Other income (expense) – net as previously reported	488
Reclassifications	1,571
Other income (expense) – net as reclassified	2,059

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

Foreign Currency Hedging Instruments. The Company’s foreign subsidiaries periodically enter into forward contracts principally to hedge the future payment of intercompany inventory transactions with the U.S. company. At July 2, 2005, the Company’s foreign subsidiaries had forward contracts to sell 19.4 million Euro for approximately $25.3 million, expiring through December 2005. If they were to settle their Euro-based contracts at the reporting date, the net result would be a net gain of approximately $1.1 million, net of taxes, as of July 2, 2005. The net increase in fair value for the twenty-six week periods ended July 2, 2005 and July 3, 2004, respectively, of approximately $2.4 million and $2.1 million, is included in other comprehensive income (loss). The net increase for the twenty-six week period ended July 2, 2005 consisted of net gains from these hedges of $1.3 million, and $1.1 million of net losses reclassified into earnings.

Earnings Per Share. The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS:

(In thousands, except per share data)	For the 13 Weeks Ended July 2, 2005	For the 13 Weeks Ended July 3, 2004	For the 26 Weeks Ended July 2, 2005	For the 26 Weeks Ended July 3, 2004
Numerator:
Net income	$9,653	$15,780	$33,547	$32,125
Denominator:
Basic EPS computation:
Weighted average common shares outstanding	71,104	70,641	71,124	70,344

Basic EPS	$0.14	$0.22	$0.47	$0.46

Diluted EPS computation:
Denominator:
Basic weighted average common shares outstanding	71,104	70,641	71,124	70,344
Dilutive effect of stock options	2,800	3,877	3,078	3,810
	73,904	74,518	74,202	74,154

Diluted EPS	$0.13	$0.21	$0.45	$0.43

Stock-Based Compensation Plans.  The Company applies the intrinsic value method under Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. No compensation cost has been recognized for the Company’s stock option plans because the quoted market price of the Common Stock at the date of the grant was not in excess of the amount an employee must pay to acquire the Common Stock. SFAS No. 123, “Accounting for Stock-Based Compensation,” prescribes a fair value based method to record compensation cost for stock-based employee compensation plans. Pro forma disclosures as if the Company had adopted the fair value recognition requirements under SFAS No. 123 for stock option awards for the thirteen-week and twenty-six week periods ended July 2, 2005, and July 3, 2004, respectively, are presented in the following table.

(In thousands, except per share data)	For the 13 Weeks Ended July 2, 2005	For the 13 Weeks Ended July 3, 2004	For the 26 Weeks Ended July 2, 2005	For the 26 Weeks Ended July 3, 2004

Net income, as reported	$9,653	$15,780	$33,547	$32,125
Add: Stock-based employee compensation included in reported net income, net of tax	308	446	618	977
Deduct: Fair value based compensation expense, net of tax	(1,674)	(1,836)	(3,350)	(3,757)
Pro forma net income	$8,287	$14,390	$30,815	$29,345

Basic earnings per share:
As reported	$0.14	$0.22	$0.47	$0.46
Pro forma under SFAS No. 123	$0.12	$0.20	$0.43	$0.42
Diluted earnings per share:
As reported	$0.13	$0.21	$0.45	$0.43
Pro forma under SFAS No. 123	$0.11	$0.19	$0.42	$0.40

The award of shares under the Company’s 2002 Restricted Stock Plan are accounted for at fair value, and the resulting deferred compensation is amortized to expense over the related vesting periods.

In December 2004, the FASB issued SFAS No. 123(R), ‘‘Share-Based Payment’’, which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services.  SFAS No. 123(R) focuses primarily on accounting for transactions with employees, and carries forward without change prior guidance for share-based payments for transactions with non-employees.

SFAS No. 123(R) eliminates the intrinsic value measurement objective in APB Opinion 25 and generally requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant.  The standard requires grant date fair value to be estimated using either an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists.  Such cost must be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period.  The standard also requires the Company to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur.

The Company is required to apply SFAS No. 123(R) to all awards granted, modified or settled on or after the first day of the next fiscal year beginning after June 15, 2005. SFAS No. 123(R) also requires the use of either the ‘‘modified prospective method’’ or the ‘‘modified retrospective method.’’  Under the modified prospective method, compensation cost is recognized for all awards granted after adoption of the standard and for the unvested portion of previously granted awards that are outstanding on that date.  Under the modified retrospective method, previously issued financial statements must be restated to recognize the expense amounts previously calculated and reported on a pro forma basis, as if the prior standard had been adopted.  Under both methods, either the straight line or an accelerated method may be used to amortize the compensation cost associated with awards with graded vesting.  The standard permits and encourages early adoption. The Company is evaluating SFAS No. 123(R) and expects to adopt it effective January 1, 2006.

2.                                      INVENTORIES

Inventories consist of the following:

(In thousands)	July 2, 2005	January 1, 2005

Components and parts	$19,145	$11,555
Work-in-process	4,195	3,703
Finished merchandise on hand	149,059	124,678
Merchandise at Company stores	28,626	21,503
Merchandise in-transit from estimated customer returns	17,340	17,728

	$218,365	$179,167

3.                                      INCOME TAXES

The American Jobs Creation Act of 2004 (the “Act”) introduced a special, one-time dividends received deduction of 85% on the repatriation of certain foreign earnings to a United States taxpayer provided certain criteria are met.  In prior years, the Company accrued a deferred tax liability on foreign earnings that were not expected to be indefinitely reinvested.  The Company has evaluated the amount of foreign earnings to be repatriated under the provisions of the Act and has recorded a tax benefit for the release of the deferred tax liability associated with the earnings to be repatriated as dividends during 2005. This benefit is partially offset by the cash tax to be paid on these dividends.  The resulting net income tax benefit recorded in the Second Quarter for the repatriation is $2.7 million.  The net income tax benefit recorded in the Year To Date Period for the repatriation is $11.0 million. Further technical corrections to the Act may increase or decrease the amount of net tax benefits that have been recorded by the Company through the end of the Second Quarter. Income tax expense on earnings not associated with the special repatriation of dividends is $ 6.9 million for the Second Quarter and $13.2 million for the Year To Date Period.  Overall income tax expense is $4.2 million for the Second Quarter and $2.2 million for the Year To Date Period.

4.                                      SEGMENT AND GEOGRAPHIC INFORMATION

(In thousands)

	For the 13 Weeks Ended July 2, 2005		For the 13 Weeks Ended July 3, 2004
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
U.S.- exclusive of Stores:
External customers	$95,082	$(7,500)	$89,271	$1,363
Intergeographic	22,767	—	38,205	—
Retail worldwide	33,664	(292)	28,082	562
Europe:
External customers	65,160	5,429	61,334	7,837
Intergeographic	38,219	—	4,696	—
Far East and Export:
External customers	32,329	18,656	27,435	14,273
Intergeographic	76,802	—	67,699	—
Intergeographic items	(137,788)	—	(110,600)	—
Consolidated	$226,235	$16,293	$206,122	$24,035

	For the 26 Weeks Ended July 2, 2005		For the 26 Weeks Ended July 3, 2004
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
U.S.- exclusive of Stores:
External customers	$198,037	$(5,692)	$173,431	$8,258
Intergeographic	43,810	—	81,607	—
Retail worldwide	61,251	(2,649)	49,186	(1,934)
Europe:
External customers	131,045	11,985	128,168	11,290
Intergeographic	76,373	—	6,023	—
Far East and Export:
External customers	68,413	37,164	54,732	31,329
Intergeographic	147,172	—	139,551	—
Intergeographic items	(267,355)	—	(227,181)	—
Consolidated	$458,746	$40,808	$405,517	$48,943

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition and results of operations of Fossil, Inc. and its wholly and majority-owned subsidiaries (the “Company”) for the thirteen and twenty-six week periods ended July 2, 2005 (the “Second Quarter” and “Year To Date Period,” respectively), as compared to the thirteen and twenty-six week periods ended July 3, 2004 (the “Prior Year Quarter” and “Prior Year YTD Period,” respectively). This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes attached hereto.

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

Reclassification of Prior Year Amounts.  As disclosed in our Form 10-Q for the period ended April 2, 2005, reclassifications of certain amounts for the Year To Date Period have been made to conform to the presentation for the Prior Year YTD Period. This reclassification resulted in our Prior Year YTD Period cost of sales increasing by approximately $2.0 million and other income (expense) increasing favorably by $1.6 million. This reclassification had no material impact on the Prior Year Quarter results.

Results of Operations

The following table sets forth, for the periods indicated, (i) the percentages of our net sales represented by certain line items from our condensed consolidated statements of income and (ii) the percentage changes in these line items.

	Percentage of Net Sales		Percentage Change	Percentage of Net Sales		Percentage Change
	For the 13 Weeks Ended		For the 13 Weeks Ended	For the 26 Weeks Ended		For the 26 Weeks Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 2, 2005	July 3, 2004	July 2, 2005
Net sales	100.0%	100.0%	9.8%	100.0%	100.0%	13.1%
Cost of sales	48.2	47.2	12.0	48.0	48.1	13.1
Gross profit	51.8	52.8	7.8	52.0	51.9	13.2
Selling and distribution expenses	32.5	29.6	20.7	31.2	29.0	21.4
General and administrative expenses	12.1	11.5	15.1	11.9	10.8	24.3
Operating income	7.2	11.7	(32.2)	8.9	12.1	(16.6)
Interest expense	0.0	0.0	320.0	0.0	0.0	720.0
Other (expense) income - net	(1.0)	0.5	(334.9)	(1.1)	0.5	(339.6)
Income before income taxes	6.2	12.2	(44.6)	7.8	12.6	(29.8)
Income taxes	1.9	4.5	(54.4)	0.5	4.7	(88.1)
Net income	4.3%	7.7%	(38.8)%	7.3%	7.9%	4.4%

Net Sales.  The following table sets forth certain components of our consolidated net sales and the percentage relationship of the components to consolidated net sales for the periods indicated (in millions, except percentage data):

	Amounts		% of Total
	For the 13 Weeks Ended	For the 13 Weeks Ended	For the 13 Weeks Ended	For the 13 Weeks Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
International:
Europe	$65.1	$61.3	28.8%	29.7%
Other	32.3	27.5	14.3	13.4
Total International	97.4	88.8	43.1	43.1

Domestic:
Watch products	55.0	55.5	24.3	26.9
Other products	40.1	33.7	17.7	16.4
Total Domestic	95.1	89.2	42.0	43.3

Retail Worldwide	33.7	28.1	14.9	13.6

Total Net Sales	$226.2	$206.1	100.0%	100.0%

	Amounts		% of Total
	For the 26 Weeks Ended	For the 26 Weeks Ended	For the 26 Weeks Ended	For the 26 Weeks Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
International:
Europe	$131.0	$128.1	28.6%	31.6%
Other	68.4	54.8	14.9	13.5
Total International	199.4	182.9	43.5	45.1

Domestic:
Watch products	110.9	100.0	24.2	24.7
Other products	87.1	73.4	19.0	18.1
Total Domestic	198.0	173.4	43.2	42.8

Retail Worldwide	61.3	49.2	13.3	12.1

Total Net Sales	$458.7	$405.5	100.0%	100.0%

The following table is intended to illustrate a tabular analysis of the year-over-year percentage change in sales by segment and on a consolidated basis:

	Analysis of Percentage Change in Sales Versus Prior Year Quarter
	Attributable to Changes in the Following Factors
	Exchange Rates	Acquisitions	Organic Growth	Total Change
Europe	3.7%	0.8%	1.7%	6.2%
Other International	2.0%	2.3%	13.6%	17.9%
Domestic Wholesale	0.0%	0.0%	6.5%	6.5%
Retail	0.5%	0.0%	19.3%	19.8%
Total	1.4%	0.5%	7.8%	9.8%

	Analysis of Percentage Change in Sales Versus Prior Year YTD Period
	Attributable to Changes in the Following Factors
	Exchange Rates	Acquisitions	Organic Growth	Total Change
Europe	3.9%	0.9%	(2.5)%	2.2%
Other International	1.7%	6.1%	17.2%	25.0%
Domestic Wholesale	0.0%	5.1%	9.1%	14.2%
Retail	0.5%	0.0%	24.0%	24.5%
Total	1.5%	3.3%	8.3%	13.1%

International Net Sales (Excluding the impact on sales growth attributable to foreign currency rate changes and acquisitions as noted in the above table). Second Quarter European sales increased as a result of sales volume growth in FOSSIL and ZODIAC watches, FOSSIL jewelry and accessory products.  Partially offsetting this increase was a decrease in sales volume growth in EMPORIO ARMANI watches.  The Second Quarter showed a marked improvement over the 6.4% decrease in the first quarter of 2005.  The Year To Date Period decrease was principally related to sales volume decreases in FOSSIL and licensed brand watches partially offset by sales volume growth from FOSSIL jewelry and ZODIAC watches.  Sales increases in the Second Quarter and Year to Date Period from other international sales, which include our Canada and Far East distribution businesses and export sales from the United States, were a result of sales volume increases from market share expansion in our existing distribution channel and new customers added for many of our watch and jewelry brands. Growth was experienced in all major watch brands and jewelry.  We believe we maintain a competitive advantage as a result of our long-term relationships and strength of our business with retailers throughout the international marketplace. We further believe our impressive portfolio of global watch brands and our ability to acquire additional brands position us for further penetration internationally as we believe that we are continuing to take shelf space from lesser known local and regional brands. We believe these brands do not have the marketing strength, distribution network or the global brand recognition in comparison to the brands included in our watch portfolio.

Domestic Net Sales.  Second Quarter sales of our domestic watch business declined by 0.9%, primarily a result of sales volume declines in MICHELE and FOSSIL watches partially offset by sales volume increases in mass market and ZODIAC watches.  The decline in MICHELE was primarily due to the anniversary of an initial channel fill with a significant customer in the Prior Year Quarter.  Domestic sales of FOSSIL watches decreased approximately 2.0% during the Second Quarter, representing an improving trend versus the first quarter.  For the Year To Date Period, domestic watch sales increased 10.9% with growth from mass market and MICHELE watches, both of which commenced in the Prior Year Quarter, partially offset by sales volume declines in FOSSIL and RELIC watches.  Domestic sales of our accessory and sunglass businesses rose 19.0% compared to the Prior Year Quarter with particular strength in FOSSIL women’s and men’s accessories and RELIC sunglasses.  Year To Date Period increases of 18.7% in our domestic accessory and sunglass businesses were a result of sales volume growth in FOSSIL women’s and men’s accessories and RELIC sunglasses.  We believe the decline in FOSSIL and RELIC watch sales and increase in sales volume growth attributable to our accessory business is partially due to a shift in consumer discretionary buying habits from fashion watches to fashion accessories.

Retail Worldwide Net Sales.  Excluding the impact on sales growth attributable to foreign currency rate changes as noted in the above table, sales from company-owned retail stores worldwide increased 19.3% during the Second Quarter as a result of a 16.0% increase in the average number of stores opened during the Second Quarter and comparable store sales gains of 1.8%. For the Year To Date Period, sales from company-owned retail stores worldwide increased 24.6% as a result of a 8.9% increase in the average number of stores opened and comparable store sales gains of 6.0%.We ended the Second Quarter with 146 total stores, which includes 59 accessory, 64 outlet and 23 jeanswear locations.  This compares to 124 stores at the end of the Prior Year Quarter, which included 49 accessory, 57 outlet and 18 jeanswear locations.

Gross Profit.  Gross profit margin decreased by 100 basis points to 51.8% in the Second Quarter compared to 52.8% in the Prior Year Quarter.  The decline in gross profit margin is mainly attributable to our efforts to rebalance assortments that resulted in an increase in discontinued product sales at gross profit margins significantly below our historical average gross profit margin.  Additionally, gross profit margin further declined as a result of a higher sales mix domestically from our accessory and mass market watch businesses.  Sales from the domestic accessory and mass market watch businesses generally produce lower gross profit margins than our historical consolidated gross profit margin.  These declines in gross profit margin were offset by currency translation gains as a result of the Second Quarter average U.S. dollar rate remaining slightly weaker than the Prior Year Quarter.  Our international segment net sales (primarily Euro and British Pound based) translated into higher U.S. dollar amounts, benefiting comparable gross profit margin by approximately 60 basis points during the Second Quarter.  For the Year To Date Period, gross profit margin increased by 10 basis points to 52.0% compared to 51.9% in the Prior Year YTD Period.  This increase was primarily related to foreign currency gains and a higher mix of sales from our international businesses that generally provide gross profit margin in excess of our historical consolidated gross profit margin, partially offset by a higher mix of sales from lower margin domestic accessory and mass market businesses and discontinued product sales.

Operating Expenses.  Operating expenses, as a percentage of net sales, increased to 44.6% in the Second Quarter compared to 41.1% in the Prior Year Quarter.  Included in Second Quarter operating expenses is approximately $1.4 million in additional costs related to the translation impact of stronger foreign currencies into U.S. dollars and $2.2 million in additional advertising expense.  Excluding the currency impact and advertising, operating expense increases were mainly driven by increases in (i) payroll cost, (ii) rent expense and (iii) depreciation and amortization expense.  Payroll costs increases were primarily due to infrastructure additions, new business initiatives and new store openings.  Increased rent expense was primarily related to new store openings.  Depreciation and amortization expense increases were related to the SAP software implementation, as well as other capital additions made during the last twelve months.  Advertising costs, as a percentage of net sales, increased slightly to 8.2% of net sales in the Second Quarter compared to 8.0% of net sales in the Prior Year Quarter.  For the Year To Date Period operating expenses, as a percentage of net sales, increased to 43.1% compared to 39.8% in the Prior Year YTD Period with increases by expense category similar to those experienced during the Second Quarter.

Operating Income. As a result of the decline in gross profit margins and increases in operating expenses, the Second Quarter operating profit margin decreased to 7.2% of net sales compared to 11.7% of net sales in the Prior Year Quarter.  Second Quarter operating income included approximately $1.5 million of net currency gains related to the translation of foreign sales and expenses into U.S. dollars.  For the Year To Date Period operating profit margin declined to 8.9% of net sales from 12.1% of net sales in the Prior Year YTD period and included approximately $3.4 million of net currency gains.

Other Income (Expense) - net. Second Quarter other income (expense) increased unfavorably by approximately $3.4 million when compared to the Prior Year Quarter.  This unfavorable increase is related to approximately $1.7 million of currency losses as a result of the U.S. dollar exchange rate strengthening against other currencies in comparison to the end of the fiscal 2005 first quarter.  During the Prior Year Quarter we recorded exchange gains of approximately $1.0 million. Additionally, minority interest expense and equity in the losses of a joint venture increased approximately $600,000 over the Prior Year Quarter.  For the Year To Date Period, other expense increased by approximately $7.0 million, with this increase primarily attributable to the impact of currency losses in the current year versus currency gains in the Prior Year YTD Period.

Provision For Income Taxes.  Our effective income tax rate for the Second Quarter decreased to 30.5% compared to 37.0% in the Prior Year Quarter.  The reduced effective tax rate is primarily related to further reduction of tax expense for subsidiary earnings not considered indefinitely invested.  This reduction resulted from published guidance from the Internal Revenue Service that resolved previous ambiguities concerning the calculation of tax under the dividend repatriation provisions of the American Jobs Creation Act of 2004 (the “Act”).  Further technical corrections to the Act may increase or decrease the amount of net tax benefits that have been recorded by us through the end of the Second Quarter.  Our effective income tax rate for the Year To Date Period decreased to 6.3% compared to 37.0% in the Prior Year YTD Period.  During the first quarter of 2005, pursuant to the Act, we commenced our repatriation plan of subsidiary earnings and expect, at a minimum, to repatriate approximately $150 million throughout fiscal 2005.  As a result of this plan, during the Year To Date Period we recorded a tax benefit as a result of a reduction in previously recorded deferred tax liabilities.  In comparison to our Prior Year YTD Period effective tax rate, this tax benefit resulted in an additional $0.14 diluted earnings per share during the Year To Date Period.

2005 Net Sales and Earnings Estimates.  We estimate third quarter fully diluted earnings per share of approximately $0.28 compared to $0.31 fully diluted earnings per share in the Prior Year Quarter and fourth quarter fully diluted earnings per share of approximately $0.57 compared to $0.47 fully diluted earnings per share in the fourth quarter of 2004.  This revised guidance of $0.85 for the second half of the year represents a decrease of $0.17 diluted earnings per share from our previous guidance of $1.02. Of this decrease approximately $0.06 per share is related to reducing the U.S. dollar exchange rate from 1.28 to the Euro and 1.89 to the British Pound, included in our previous guidance, to 1.23 to the Euro and 1.77 to the British Pound in the second half of the year, which reflect the current approximate spot rates.  The remaining reduction in earnings from previous guidance is related to reducing our sales growth forecast from the 14% to 16% range to the 10% to 12% range for the second half of 2005 and reducing gross profit margins primarily due to a higher anticipated sales mix from lower margin mass market watch and domestic accessory sales.

Liquidity and Capital Resources

Our general business operations historically have not required substantial cash needs during the first several months of our fiscal year. Generally, starting in the second quarter, our cash needs begin to increase, typically reaching their peak in the September-November time frame. Our cash holdings and short-term marketable securities as of the end of the Second Quarter decreased to $132.8 million in comparison to $142.0 million at the end of the Prior Year Quarter. This decrease is primarily the result of net cash used of $23.3 million in investing activities and $37.1 million in financing activities.  Net cash used in investing activities was mainly related to $18.4 million of capital additions and $4.4 million related to businesses acquired. Cash used in financing activities was comprised of debt repayments of $23.1 million, common stock repurchases of $13.8 million and $3.9 million related to distributions of minority interest, offset by $3.7 million of proceeds from the exercise of stock options.  Cash flows from operating activities of $6.8 million were primarily related to net income including non-cash items partially offset by increases in working capital.

Accounts receivable increased to $117.9 million at the end of the Second Quarter compared to $105.3 million at the end of the Prior Year Quarter.  Day’s sales outstanding increased to 47 days for the Second Quarter compared to 46 days in the Prior Year Quarter.  Inventory at quarter-end was $218.4 million, an increase of 35% compared to Prior Year Quarter inventory of $162.2 million.  Falling short of our second quarter sales plan accounted for approximately $5 million of this increase.  Moreover, we experienced approximately $15 million of increased inventories associated with our luxury division primarily associated with longer lead times and aggressive buying.  Higher retail store inventories of approximately $7 million were a result of new store openings over the past year and increased inventory in our outlet stores.  Finally, higher inventories in Europe as safety stock in the event of any problems with our recent SAP implementation in France added approximately $7 million to the overall inventory increase.  We are placing a greater emphasis on improving our inventory turns in the back half of the year.  Accordingly, we anticipate our inventory rate of increase by year-end to be more in line with net sales increases, compared to the first six months of 2005, excluding the impact of new store openings and delivery of adidas® brand watch stock that is scheduled to launch in January 2006.

At the end of the Second Quarter, we had working capital of $354.3 million compared to working capital of $310.5 million at the end of the Prior Year Quarter.  At the end of the Second Quarter, we had approximately $3.7 million of outstanding borrowings.  These borrowings are primarily under a short-term facility in Japan, bearing interest at the Euroyen rate (approximately 0.7% at the end of the Second Quarter), due May 2006.  In addition to this credit facility, we have available to us a $50 million short-term revolving credit facility with our primary bank.  Currently there are no outstanding borrowings under this credit facility.  Available borrowings under this facility are reduced by amounts outstanding related to open letters of credit.

During 2005, we estimate capital expenditures of approximately $45 million.  This estimate represents a $15 million increase from the prior estimate of $30 million included in our Form 10-Q for the quarter ended April 3, 2005.  The increase is related to the acquisition of additional office space near our corporate headquarters in Richardson, Texas, which we expect will be completed by the end of the third quarter of 2005.  We believe this 135,000 square foot office facility will satisfy our growth objectives for the next five years.  Additional capital expenditures in the second half of fiscal 2005 will include approximately $8 million related to expansion of our distribution center in Germany and approximately $7 million associated with the opening of approximately 15 new retail stores.  In addition, we intend to continue our stock repurchase program of which approximately 780,000 shares are available for repurchase as of the date of this report.  This program could add an additional $15 to $20 million to our capital requirements in 2005. Management believes that cash flow from operations combined with existing cash on hand will be sufficient to fund our capital needs during 2005. We also have access to approximately $50 million in undrawn credit facilities should additional funds be required.

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q and incorporated by reference that are not historical facts, including, but not limited to, statements regarding our expected financial position, business and financing plans found in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk,” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “may,” “believes,” “expects,” “plans,” “intends,” “estimates,” “anticipates” and similar expressions identify forward-looking statements. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: the effect of worldwide economic conditions; significant changes in consumer spending patterns or preferences; acts of war or acts of terrorism; changes in foreign currency valuations in relation to the U.S. dollar, principally the Euro, British Pound and Swiss Franc; lowered levels of consumer spending resulting from a general economic downturn or generally reduced shopping activity caused by public safety or consumer confidence concerns; the performance of our products within the prevailing retail environment; customer acceptance of both new designs and newly-introduced product lines; financial difficulties encountered by customers; the effects of vigorous competition in the markets in which we operate; the integration of the organizations and operations of any acquired businesses into our existing organization and operations; the termination or non-renewal of material licenses, foreign operations and manufacturing; changes in the costs of materials, labor and advertising; and our ability to secure and protect trademarks and other intellectual property rights.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a multinational enterprise, we are exposed to changes in foreign currency exchange rates. Our most significant foreign currency risk relates to the Euro, British Pound and Swiss Franc as compared to the U.S. dollar. Due to our vertical nature whereby a significant portion of goods are sourced from our owned facilities, the foreign currency risks relate primarily to the necessary current settlement of intercompany inventory transactions. We employ a variety of practices to manage this market risk, including our operating and financing activities and, where deemed appropriate, the use of foreign currency forward contracts. The use of these instruments allows management to offset exposure to rate fluctuations because the gains or losses incurred on the derivative instruments will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. We use derivative instruments only for risk management purposes and do not use them for speculation or for trading. There were no significant changes in how we managed foreign currency transactional exposure in the Second Quarter and management does not anticipate any significant changes in such exposures or in the strategies we employ to manage such exposure in the near future.

At the end of the Second Quarter, we had outstanding foreign exchange contracts to sell 19.4 million Euro for approximately $25.3 million, expiring through December 2005.  If we were to settle our Euro-based contracts at the reporting date, the net result would be a gain of approximately $1.1 million, net of taxes. Exclusive of these outstanding foreign exchange contracts or other operating or financing activities that may be employed by us, a measurement of the unfavorable impact of a 10 percent change in the Euro, British Pound and Swiss Franc as compared to the U.S. dollar on our operating profits and stockholder’s equity is presented in the following paragraph.

At the end of the Second Quarter, a 10 percent unfavorable change in the U.S. dollar against the Euro, British Pound, and Swiss Franc involving balance sheet transactional exposures would have reduced net pretax income $4.6 million. The translation of the balance sheets of our European and United Kingdom-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. At the end of the Second Quarter, a 10 percent unfavorable change in the exchange rate of the U.S. dollar against the Euro and British Pound would have reduced consolidated stockholders’ equity by approximately $15.9 million. In the view of management, the risks associated with exchange rate changes in other currencies we have exposure to are not material, and these hypothetical losses resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position, results of operation or cash flows.

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon the controls evaluation, our CEO and CFO have concluded that as of the end of the period covered by this Quarterly Report, the disclosure controls were effective. In May 2005, we completed an upgrade of the information systems that we use to accumulate financial data used in financial reporting for our France subsidiary. This upgrade was not made in response to any deficiency in our internal controls. Except for this change, which we believe enhances our system of internal controls, there was no change in our system of internal control over financial reporting during the Second Quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no legal proceedings to which we are a party or to which our properties are subject, other than routine litigation incident to our business, which is not material to our consolidated financial condition, cash flows or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

We had no sales of unregistered securities during the second quarter of fiscal year 2005.

Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our Common Stock during the second quarter of fiscal year 2005.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Month #1 (April 3, 2005 to April 30, 2005)	60,000	$25.30	60,000	180,000
Month #2 (May 1, 2005 to May 28, 2005)	135,000	$21.23	135,000	1,045,000
Month #3 (May 29, 2005 to July 2, 2005)	207,327	$21.87	207,327	837,673

Total	402,327	$22.16	402,327

(1)  No shares were purchased other than through the publicly announced repurchase programs during the second quarter of fiscal year 2005.

(2)  On September 30, 2004, we announced that our Board of Directors had approved a share repurchase program, pursuant to which up to 600,000 shares of our Common Stock may be repurchased.  This share repurchase program expired on July 21, 2005.  In addition, on May 13, 2005, we announced that our Board of Directors had approved an additional stock repurchase program, pursuant to which up to 1,000,000 additional shares of our Common Stock may be repurchased.

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

FOSSIL, INC.

Date: August 11, 2005	/S/ MIKE L. KOVAR
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