Form 10-Q/A
period 2005-07-02
FOSSIL INC
filed 2005-09-19
CIK 883569

UNITED STATES

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

Yes ☐  No ☒

The number of shares of the registrant’s common stock outstanding as of September 15, 2005: 70,883,915.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2005 filed on August 11, 2005 (the “Original Filing”). We have filed this Amendment solely to include information in Part II, Item 4 Submission of Matters to a Vote of Security Holders, regarding the election of three (3) directors to our Board of Directors who were elected at our annual meeting of stockholders held on May 25, 2005.  This information was inadvertently omitted from the Original Filing. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment certain currently dated certifications.

Except as described above, no other changes have been made to the Original Filing. This Amendment has not resulted in any changes to our previously reported financial results.  This Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained in this Amendment to reflect any events that occurred at a date subsequent to the Original Filing.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

We held our annual meeting of stockholders (the “Meeting”) on May 25, 2005.  At the Meeting, the stockholders voted upon a proposal to elect three (3) directors to serve for a term of three years or until their respective successors are elected and qualified. No other matters were voted on at the Meeting. A total of 65,814,367 shares were represented at the Meeting.

The number of shares that were voted for, and that were withheld from, each of the director nominees in the proposal is as follows:

Director Nominee	For	Withheld
Kenneth W. Anderson	63,548,574	2,265,793
Michael W. Barnes	49,585,105	16,229,262
Andrea Camerana	50,952,722	14,861,645

The directors whose term of office as a director continued after the Meeting are Alan J. Gold, Kosta Kartsotis, Tom Kartsotis, Jal S. Shroff, Michael Steinberg, and Donald J. Stone.

Item 6.  Exhibits.

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

FOSSIL, INC.

Date: September 19, 2005	/s/ Mike L. Kovar
Mike L. Kovar
Senior Vice President and Chief Financial Officer
(Principal financial and accounting officer and officer duly authorized to sign on behalf of Registrant)

EXHIBIT INDEX

Exhibit
Number	Document Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.