Form 10-Q
period 2005-10-01
FOSSIL INC
filed 2005-11-10
CIK 883569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 1, 2005

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐  No ☒

The number of shares of Registrant’s common stock outstanding as of November 7, 2005: 70,986,223

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

FOSSIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

(In thousands)

	October 1, 2005	January 1, 2005
ASSETS
Current assets:
Cash and cash equivalents	$82,137	$185,430
Short-term marketable investments	6,503	6,277
Accounts receivable – net	151,823	155,301
Inventories - net	261,069	179,167
Deferred income tax assets	21,585	15,821
Prepaid expenses and other current assets	40,550	31,271
Total current assets	563,667	573,267

Investments	8,679	7,018
Property, plant and equipment - net	144,099	122,860
Goodwill	40,990	39,812
Intangible and other assets – net	40,957	40,867
Total assets	$798,392	$783,824
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of obligations under capital lease	$14,147	$27,085
Accounts payable	62,383	48,861
Accrued compensation	21,451	20,767
Other accrued expenses	53,874	64,787
Income taxes payable	46,466	48,603
Total current liabilities	198,321	210,103

Deferred income tax liabilities	31,372	42,052
Obligation under capital lease	1,241	1,487
Long-term liabilities	32,613	43,539

Minority interest in subsidiaries	5,931	6,182

Stockholders’ equity:
Common stock, 70,900 and 71,109 shares issued and outstanding for 2005 and 2004, respectively	709	711
Additional paid-in capital	29,768	39,045
Retained earnings	525,817	469,923
Accumulated other comprehensive income	10,159	19,447
Deferred compensation	(4,926)	(5,126)
Total stockholders’ equity	561,527	524,000
Total liabilities and stockholders’ equity	$798,392	$783,824

See notes to condensed consolidated financial statements.

FOSSIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

UNAUDITED

(In thousands, except per share amounts)

	For the 13 Weeks Ended October 1, 2005	For the 13 Weeks Ended October 2, 2004	For the 39 Weeks Ended October 1, 2005	For the 39 Weeks Ended October 2, 2004

Net sales	$257,519	$236,043	$716,264	$641,560
Cost of sales	122,741	114,682	343,071	309,539
Gross profit	134,778	121,361	373,193	332,021

Operating expenses:
Selling and distribution	73,634	60,747	216,763	178,622
General and administrative	25,946	22,538	80,424	66,380
Total operating expenses	99,580	83,285	297,187	245,002

Operating income	35,198	38,076	76,006	87,019
Interest expense	30	4	112	14
Other (expense) income – net	(2,097)	(898)	(7,030)	1,161
Income before income taxes	33,071	37,174	68,864	88,166
Provision for income taxes	10,724	13,802	12,970	32,669
Net income	$22,347	$23,372	$55,894	$55,497

Other comprehensive income (loss), net of taxes:
Currency translation adjustment	(625)	2,736	(12,365)	(7,906)
Unrealized gain (loss) on short-term investments	307	144	390	(42)
Forward contracts hedging intercompany foreign currency payments: change in fair values	277	29	2,687	2,104
Total comprehensive income	$22,306	$26,281	$46,606	$49,653

Earnings per share:
Basic	$0.32	$0.33	$0.79	$0.79
Diluted	$0.30	$0.31	$0.76	$0.75
Weighted average common shares outstanding:
Basic	70,912	70,889	71,053	70,525
Diluted	73,605	74,772	73,997	74,365

See notes to condensed consolidated financial statements.

FOSSIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(In thousands)

	For the 39 Weeks Ended October 1, 2005	For the 39 Weeks Ended October 2, 2004
Operating activities:
Net income	$55,894	$55,497
Noncash items affecting net income:
Minority interest in subsidiaries	3,686	3,374
Equity in income of joint venture	(1,124)	(757)
Depreciation and amortization	19,994	16,597
Deferred compensation amortization	1,363	973
Loss (gain) on disposal of assets	200	(157)
(Decrease) increase in allowance for doubtful accounts	(983)	2,542
Increase (decrease) in allowance for returns - net of related inventory in transit	895	(667)
Deferred income taxes	(16,608)	(7,824)
Tax benefit derived from exercise of stock options	2,429	5,840
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	5,107	(19,863)
Inventories	(79,500)	(75,013)
Prepaid expenses and other current assets	(9,162)	(12,575)
Accounts payable	12,047	15,751
Accrued expenses	(10,746)	3,335
Income taxes payable	(2,338)	18,550
Net cash (used in) from operating activities	(18,846)	5,603
Investing activities:
Business acquisitions, net of cash acquired	(4,429)	(47,096)
Additions to property, plant and equipment	(43,616)	(18,437)
Proceeds from sale of property, plant and equipment	490	1,013
Purchase of short-term marketable securities and other investments	(837)	(226)
Increase in intangible and other assets	(2,002)	(704)
Net cash used in investing activities	(50,394)	(65,450)
Financing activities:
Proceeds from exercise of stock options	4,484	9,420
Acquisition and retirement of common stock	(17,354)	(1,917)
Distribution of minority interest earnings	(3,945)	(2,972)
Payments on notes payable - net	(12,657)	(331)
Net cash (used in) from financing activities	(29,472)	4,200
Effect of exchange rate changes on cash and cash equivalents	(4,581)	(4,950)
Net decrease in cash and cash equivalents	(103,293)	(60,597)
Cash and cash equivalents:
Beginning of period	185,430	158,062
End of period	$82,137	$97,465
Additions to property, plant and equipment included in accounts payable	$1,660	$534

See notes to condensed consolidated financial statements.

FOSSIL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1.                                      FINANCIAL STATEMENT POLICIES

Basis of Presentation.  The condensed consolidated financial statements include the accounts of Fossil, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of October 1, 2005, and the results of operations for the thirteen-week periods ended October 1, 2005 (“Third Quarter”) and October 2, 2004 (“Prior Year Quarter”), respectively and the thirty-nine week periods ended October 1, 2005 (“Year To Date Period”) and October 2, 2004 (“Prior Year YTD Period”), respectively. All adjustments are of a normal, recurring nature.

These interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Form 10-K filed by the Company pursuant to the Securities Exchange Act of 1934 for the year ended January 1, 2005. Operating results for the Third Quarter and Year To Date Period are not necessarily indicative of the results to be achieved for the full year.

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

Business.  Fossil is a design, development, marketing and distribution company that specializes in consumer products predicated on fashion and value. The Company’s principal offerings include an extensive line of fashion watches sold under the Company’s proprietary FOSSIL®, RELIC®, MW®, MW MICHELE®, and ZODIAC® brands as well as licensed brands for some of the most prestigious companies in the world, including BURBERRY®, DIESEL®, DKNY®, EMPORIO ARMANI® and MARC JACOBS®. The Company also offers complementary lines of small leather goods, belts, handbags and sunglasses under the FOSSIL and RELIC brands, jewelry under the FOSSIL and EMPORIO ARMANI brands and FOSSIL apparel. The Company’s centralized infrastructure in design/development and production/sourcing allows it to leverage the strength of its branded watch portfolio over an extensive global distribution network. The Company’s products are sold primarily to department stores and specialty retail stores in over 90 countries worldwide through Company-owned foreign sales subsidiaries and through a network of approximately 50 independent distributors. In addition, our products are offered at Company-owned retail locations located in the United States and certain international markets, and authorized FOSSIL retail stores and kiosks located in several major airports, on cruise ships and in certain international markets.

Reclassification of Prior Year Amounts.  Reclassification of certain amounts for the Prior Year YTD Period has been made to conform the presentation for the Year To Date Period. Commencing in the first quarter of this fiscal year, the Company reclassified currency gains and losses primarily related to the revaluation of intercompany debt denominated in U.S. dollars payable by non-U.S. subsidiaries to U.S. subsidiaries to non-operating income. Certain other foreign currency gains and losses relating to operational activities remain classified in operating income. This reclassification resulted in the Company’s Prior Year YTD Period cost of sales increasing by approximately $1.6 million and other income (expense) increasing favorably by $1.6 million.  The Company believes accounting for these gains and losses in other income (expense) presents more accurately the comparative results of operations of the Company.  Additionally, the Company believes this reclassification will result in its financial statements being presented on a more comparable format to its industry peers.  The following table illustrates the impact of this reclassification and other insignificant reclassifications on affected components of the Prior Year YTD Period results of operations.

(In thousands)	For the 39 Weeks Ended October 2, 2004

Cost of sales as previously reported	$307,373
Reclassifications	2,166
Cost of sales as reclassified	309,539

Gross profit as previously reported	$334,187
Gross profit as reclassified	332,021

Gross profit as a percentage of net sales as previously reported	52.1%
Gross profit as a percentage of net sales as reclassified	51.8%

Operating income as previously reported	$88,590
Operating income as reclassified	87,019

Other income (expense) – net as previously reported	$(410)
Reclassifications	1,571
Other income (expense) – net as reclassified	1,161

Foreign Currency Hedging Instruments. The Company’s foreign subsidiaries periodically enter into forward contracts principally to hedge the future payment of intercompany inventory transactions with the U.S. company. At October 1, 2005, the Company’s foreign subsidiaries had forward contracts to sell 43.4 million Euro for approximately $54.0 million, expiring through December 2006 and 4.0 million British Pounds for approximately $7.1 million, expiring through November 2005. If they were to settle their Euro and British Pound-based contracts at the reporting date, the net result would be a net loss of approximately $1.3 million, net of taxes, as of October 1, 2005. The net increase in fair value for the Year To Date Period and Prior Year YTD Period, respectively, of approximately $2.7 million and $2.1 million, is included in other comprehensive income (loss). The net increase for the Year to Date Period consisted of net gains from these hedges of $1.5 million, and $1.2 million of net losses reclassified into earnings.

Earnings Per Share. The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS:

(In thousands, except per share data)	For the 13 Weeks Ended October 1, 2005	For the 13 Weeks Ended October 2, 2004	For the 39 Weeks Ended October 1, 2005	For the 39 Weeks Ended October 2, 2004
Numerator:
Net income	$22,347	$23,372	$55,894	$55,497
Denominator:
Basic EPS computation:
Weighted average common shares outstanding	70,912	70,889	71,053	70,525

Basic EPS	$0.32	$0.33	$0.79	$0.79

Diluted EPS computation:
Denominator:
Basic weighted average common shares outstanding	70,912	70,889	71,053	70,525
Dilutive effect of stock options	2,693	3,883	2,944	3,840
	73,605	74,772	73,997	74,365

Diluted EPS	$0.30	$0.31	$0.76	$0.75

Stock-Based Compensation Plans.  The Company applies the intrinsic value method under Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. No compensation cost has been recognized for the Company’s stock option plans because the quoted market price of the Common Stock at the date of the grant was not in excess of the amount an employee must pay to acquire the Common Stock. SFAS No. 123, “Accounting for Stock-Based Compensation,” prescribes a fair value based method to record compensation cost for stock-based employee compensation plans. Pro forma disclosures as if the Company had adopted the fair value recognition requirements under SFAS No. 123 for stock option awards for the thirteen-week and thirty-nine week periods ended October 1, 2005, and October 2, 2004, respectively, are presented in the following table.

(In thousands, except per share data)	For the 13 Weeks Ended October 1, 2005	For the 13 Weeks Ended October 2, 2004	For the 39 Weeks Ended October 1, 2005	For the 39 Weeks Ended October 2, 2004

Net income, as reported	$22,347	$23,372	$55,894	$55,497
Add: Stock-based employee compensation included in reported net income, net of tax	268	237	886	871
Deduct: Fair value based compensation expense, net of tax	(1,481)	(1,600)	(4,525)	(4,959)
Pro forma net income	$21,134	$22,009	$52,255	$51,409

Basic earnings per share:
As reported	$0.32	$0.33	$0.79	$0.79
Pro forma under SFAS No. 123	$0.30	$0.31	$0.74	$0.73
Diluted earnings per share:
As reported	$0.30	$0.31	$0.76	$0.75
Pro forma under SFAS No. 123	$0.29	$0.29	$0.71	$0.69

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

The Company is required to apply SFAS No. 123(R) to all awards granted, modified or settled on or after the first day of the next fiscal year beginning after June 15, 2005. SFAS No. 123(R) also requires the use of either the ‘‘modified prospective method’’ or the ‘‘modified retrospective method.’’  Under the modified prospective method, compensation cost is recognized for all awards granted after adoption of the standard and for the unvested portion of previously granted awards that are outstanding on that date.  Under the modified retrospective method, previously issued financial statements must be restated to recognize the expense amounts previously calculated and reported on a pro forma basis, as if the prior standard had been adopted.  Under both methods, either the straight line or an accelerated method may be used to amortize the compensation cost associated with awards with graded vesting.  The standard permits and encourages early adoption.  The Company is evaluating SFAS No. 123(R) and expects to adopt it January 1, 2006.

2.                                      INVENTORIES

Inventories consist of the following:

(In thousands)	October 1, 2005	January 1, 2005

Components and parts	$18,697	$11,555
Work-in-process	5,542	3,703
Finished merchandise on hand	194,639	124,678
Merchandise at Company stores	24,510	21,503
Merchandise in-transit from estimated customer returns	17,681	17,728
	$261,069	$179,167

3.             DEBT

On September 27, 2005, Fossil Partners, L.P., as borrower, and the Company and certain subsidiaries of the Company, as guarantors, executed (i) a First Amendment to Loan Agreement (the “Amendment”) with Wells Fargo Bank, National Association, a national banking association (“Wells Fargo”) and (ii) an Amended and Restated Revolving Line of Credit Note (the “Amended Note”), which amend that certain Loan Agreement, dated September 23, 2004, and Revolving Line of Credit Note (the “Revolver”).   The Amendment and the Amended Note, effective as of September 22, 2005, increase the line of credit available under the Revolver from $50,000,000 up to $100,000,000.

The Amendment also modifies certain financial covenants.  The following material terms of the Revolver remain in effect.  The Revolver is secured by 65% of the issued and outstanding shares of certain subsidiaries of the Company pursuant to a Stock Pledge Agreement.  The Revolver requires the maintenance of net worth, quarterly income, working capital and certain financial ratios.  Borrowings under the Revolver shall bear interest at the option of the Company (i) at the LIBOR base rate plus 50 basis points, or (ii) at the lesser of (a) the higher of Wells Fargo’s prime rate less 1.0% or 3.0%, or (b) the maximum rate allowed by law.  The Company may prepay the Revolver without penalty.  Wells Fargo may accelerate the note to be immediately due and payable if the Company fails to pay any part of the principal or interest of the Revolver, or upon an Event of Default.  The Company intends to use the proceeds for working capital needs, potential acquisitions and for general corporate purposes, including potential common stock repurchases.  As of October 1, 2005, there was approximately $10.5 million in borrowings outstanding under the Revolver.

4.                                      INCOME TAXES

The American Jobs Creation Act of 2004 (the “Act”) introduced a special, one-time dividends received deduction of 85% on the repatriation of certain foreign earnings to a United States taxpayer provided certain criteria are met.  In prior years, the Company accrued a deferred tax liability on foreign earnings that were not expected to be indefinitely reinvested.  The Company has evaluated the amount of foreign earnings to be repatriated under the provisions of the Act and has recorded a tax benefit for the release of the deferred tax liability associated with the accumulated earnings to be repatriated as dividends during 2005. This benefit is partially offset by the actual tax to be paid on these dividends.    The net income tax benefit recorded in the Year To Date Period for the repatriation is $11.0 million.  Income tax expense on earnings not associated with the special repatriation of dividends is $10.7 million for the Third Quarter and $24.0 million for the Year To Date Period.  Overall income tax expense is $10.7 million for the Third Quarter and $13.0 million for the Year To Date Period.

5.                                      SEGMENT AND GEOGRAPHIC INFORMATION

Specific information related to the Company’s reportable segments and geographic areas are contained in the following table. Intercompany sales of products between geographic areas are referred to as intergeographic items and are eliminated in consolidation.  Certain corporate costs not allocated to individual operating segments for management reporting purposes and intercompany eliminations for specific income statement items are reflected in the “U.S. – exclusive of Stores” segment.

	For the 13 Weeks Ended October 1, 2005		For the 13 Weeks Ended October 2, 2004
(In thousands)	Net Sales	Operating Income	Net Sales	Operating Income
U.S.- exclusive of Stores:
External customers	$103,780	$2,574	$99,732	$3,603
Intergeographic	32,615	—	55,294	—
Retail worldwide	39,368	382	34,872	2,217
Europe:
External customers	78,458	9,413	64,962	6,037
Intergeographic	47,130	—	18,713	—
Far East and Export:
External customers	35,913	22,829	36,477	26,219
Intergeographic	116,761	—	107,372	—
Intergeographic items	(196,506)	—	(181,379)	—
Consolidated	$257,519	$35,198	$236,043	$38,076

	For the 39 Weeks Ended October 1, 2005		For the 39 Weeks Ended October 2, 2004
		Operating		Operating
	Net Sales	Income (Loss)	Net Sales	Income
U.S.- exclusive of Stores:
External customers	$301,816	$(3,118)	$273,163	$11,861
Intergeographic	76,425	—	136,901	—
Retail worldwide	100,619	(2,267)	84,058	283
Europe:
External customers	209,503	21,398	193,130	17,327
Intergeographic	123,503	—	24,736	—
Far East and Export:
External customers	104,326	59,993	91,209	57,548
Intergeographic	263,933	—	246,923	—
Intergeographic items	(463,861)	—	(408,560)	—
Consolidated	$716,264	$76,006	$641,560	$87,019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition and results of operations of Fossil, Inc. and its wholly and majority-owned subsidiaries (the “Company”) for the thirteen and thirty-nine week periods ended October 1, 2005 (the “Third Quarter” and “Year To Date Period,” respectively), as compared to the thirteen and thirty-nine week periods ended October 2, 2004 (the “Prior Year Quarter” and “Prior Year YTD Period,”

respectively). This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes attached hereto.

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

Our products are sold primarily to department stores and specialty retail stores in over 90 countries worldwide through company-owned foreign sales subsidiaries and through a network of approximately 50 independent distributors. Our foreign operations include wholly or majority-owned subsidiaries in Australia, Austria,  Canada, France, Germany, Hong Kong, Italy, Japan, Malaysia, the Netherlands, New Zealand, Norway, Singapore, Sweden, Switzerland, Taiwan and the United Kingdom. In addition, our products are offered at company-owned retail locations, located in the United States and certain international markets, and authorized FOSSIL retail stores and kiosks located in several major airports, on cruise ships and in certain international markets.

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

Reclassification of Prior Year Amounts.  As disclosed in our Form 10-Q for the period ended April 2, 2005, reclassifications of certain amounts for the Prior Year YTD Period have been made to conform to the presentation for the Year To Date Period. This reclassification resulted in our Prior Year YTD Period cost of sales increasing by approximately $2.2 million, operating expenses decreasing by $600,000 and other income (expense) increasing favorably by $1.6 million. This reclassification had no material impact on the Prior Year Quarter results.

Results of Operations

The following table sets forth, for the periods indicated, (i) the percentages of our net sales represented by certain line items from our condensed consolidated statements of income and (ii) the percentage changes in these line items.

	Percentage of Net Sales		Percentage Change	Percentage of Net Sales		Percentage Change
	For the 13 Weeks Ended		For the 13 Weeks Ended	For the 39 Weeks Ended		For the 39 Weeks Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 1, 2005	October 2, 2004	October 1, 2005
Net sales	100.0%	100.0%	9.1%	100.0%	100.0%	11.6%
Cost of sales	47.7	48.6	7.0	47.9	48.2	10.8
Gross profit	52.3	51.4	11.1	52.1	51.8	12.4
Selling and distribution expenses	28.5	25.8	21.2	30.3	27.8	21.4
General and administrative expenses	10.1	9.5	15.1	11.2	10.4	21.2
Operating income	13.7	16.1	(7.6)	10.6	13.6	(12.7)
Interest expense	0.0	0.0	650.0	0.0	0.0	700.0
Other (expense) income - net	(0.8)	(0.4)	133.5	(1.0)	0.0	(705.5)
Income before income taxes	12.9	15.7	(11.0)	9.6	13.7	(21.9)
Provision for income taxes	4.2	5.8	(22.3)	1.8	5.1	(60.3)
Net income	8.7%	9.9%	(4.4)%	7.8%	8.6%	0.7%

Net Sales.  The following table sets forth certain components of our consolidated net sales and the percentage relationship of the components to consolidated net sales for the periods indicated (in millions, except percentage data):

	Amounts		% of Total
	For the 13 Weeks Ended	For the 13 Weeks Ended	For the 13 Weeks Ended	For the 13 Weeks Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
International:
Europe	$78.5	$65.0	30.5%	27.5%
Other	35.9	36.4	13.9	15.4
Total International	114.4	101.4	44.4	42.9

Domestic:
Watch products	57.1	61.4	22.2	26.0
Other products	46.7	38.4	18.1	16.3
Total Domestic	103.8	99.8	40.3	42.3

Retail Worldwide	39.3	34.9	15.3	14.8

Total Net Sales	$257.5	$236.1	100.0%	100.0%

	Amounts		% of Total
	For the 39 Weeks Ended	For the 39 Weeks Ended	For the 39 Weeks Ended	For the 39 Weeks Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
International:
Europe	$209.5	$193.1	29.2%	30.1%
Other	104.3	91.2	14.6	14.2
Total International	313.8	284.3	43.8	44.3
Domestic:
Watch products	168.0	161.4	23.4	25.2
Other products	133.8	111.8	18.7	17.4
Total Domestic	301.8	273.2	42.1	42.6

Retail Worldwide	100.7	84.1	14.1	13.1

Total Net Sales	$716.3	$641.6	100.0%	100.0%

The following tables provide a tabular analysis of the year-over-year percentage change in sales by segment and on a consolidated basis attributable to certain specified factors:

	Analysis of Percentage Change in Sales Versus Prior Year Quarter Attributable to Changes in the Following Factors
	Exchange Rates	Acquisitions	Organic Growth	Total Change
Europe	-0.4%	1.0%	20.3%	20.8%
Other International	1.3%	3.2%	-6.1%	-1.6%
Domestic	0.0%	0.0%	4.1%	4.1%
Retail Worldwide	0.2%	0.0%	12.4%	12.6%
Total	0.1%	0.8%	8.2%	9.1%

	Analysis of Percentage Change in Sales Versus Prior Year YTD Period Attributable to Changes in the Following Factors
	Exchange Rates	Acquisitions	Organic Growth	Total Change
Europe	2.5%	0.9%	5.1%	8.5%
Other International	1.6%	5.0%	7.9%	14.4%
Domestic	0.0%	3.2%	7.2%	10.5%
Retail Worldwide	0.4%	0.0%	19.3%	19.7%
Total	1.0%	2.4%	8.3%	11.6%

International Net Sales (Excluding the impact on sales growth attributable to foreign currency rate changes and acquisitions as noted in the above table). Third Quarter European sales increased as a result of sales volume growth due to continuing market penetration in FOSSIL, DIESEL and DKNY watches and FOSSIL jewelry.  Partially offsetting this increase was a decrease in sales volume in EMPORIO ARMANI watches as we transition into updated styles from our previous core assortment.  The Third Quarter showed a marked improvement over the 2.5% decrease in the first six months of 2005.  We believe this Third Quarter sales increase is predominantly related to the following two factors:  i) an improved economic environment in Germany, our largest market in Europe, resulting in higher levels of discretionary spending in the fashion watch segment, and ii) the negative impact upon sales in the Prior Year Quarter resulting from minor disruptions in our sales and delivery process related to the implementation of SAP in Germany in August 2004.  The Year To Date Period increase was principally related to the strong Third Quarter sales results.  Other international sales decreased as a result of a $4.7 million special market sale (“non recurring sale”) in the Prior Year Quarter.  Excluding this non recurring sale, other international sales increased 13.0% in the Third Quarter reflecting double digit sales growth of FOSSIL, DIESEL and BURBERRY watches.  The Year To Date Period sales increases for total other international included sales volume growth in all of our major watch brands. We believe we maintain a competitive advantage as a result of our long-term relationships and strength of our business with retailers throughout the international marketplace. We further believe our portfolio of global watch brands positions us for further penetration internationally as we believe that we are continuing to take shelf space from lesser known local and regional brands. We believe these local and regional brands do not have the marketing strength, distribution network or the global brand recognition in comparison to the brands included in our watch portfolio.

Domestic Net Sales.  Third Quarter sales of our domestic watch business declined by 7.0%, primarily as a result of sales volume declines in FOSSIL watches partially offset by sales volume increases in DIESEL and BURBERRY watches.  Domestic sales of FOSSIL watches decreased approximately 13.4% during the Third Quarter.  For the Year To Date Period, domestic watch sales increased 4.1% mainly due to sales growth associated with our mass market and MICHELE watches businesses, which commenced midway through the Prior Year YTD Period, partially offset by declines in FOSSIL and RELIC watches.  Domestic sales of our accessory and sunglass businesses rose 21.6% compared to the Prior Year Quarter primarily due to sales volume growth in FOSSIL women’s handbag and belt businesses.  Year To Date Period increases of 19.8% in our domestic accessory and sunglass businesses were a result of sales volume growth in FOSSIL women’s leather accessories, including handbags, belts and small leather products, and RELIC sunglasses.  We believe the decline in FOSSIL and RELIC watch sales and the increase in sales volume growth attributable to our accessory business is partially due to a shift in consumer discretionary buying habits from fashion watches to fashion accessories. Since FOSSIL and RELIC watches represent two of our most heavily penetrated product lines domestically, these sales would be most impacted.

Retail Worldwide Net Sales.  Excluding the impact on sales growth attributable to foreign currency rate changes as noted in the above table, sales from Company-owned retail stores worldwide increased 12.4% during the Third Quarter as a result of a 20.2% increase in the average number of stores open during the Third Quarter partially offset by a decrease in comparable store sales of 1.7%.  The comparable store sales decrease is a result of sales volume decreases in our watch category, partially offset by sales volume gains in our accessory business.  For the Year To Date Period, sales from Company-owned retail stores worldwide increased 19.7% as a result of a 18.6% increase in the average number of stores open and comparable store sales gains of 3.1%.  We ended the Third Quarter with 157 stores, including 91 full-price stores (28 outside the United States) and 66 outlet stores.  This compares to 128 stores at the end of the Prior Year Quarter that included 70 full-price stores (23 outside the United States) and 58 outlet stores.

Gross Profit.  Gross profit margin increased to 52.3% in the Third Quarter compared to 51.4% in the Prior Year Quarter.  Excluding the gross profit margin related to the non recurring sale in the Prior Year Quarter, which was substantially below our historical gross profit margin, Third Quarter gross profit margin increased approximately 20 basis points.  This increase was primarily the result of a higher sales mix internationally, partially offset by the impact of a higher sales mix from our domestic accessory business.  In comparison to our historical consolidated gross profit margin, international sales generally produce higher gross profit margins while domestic accessory sales generally produce lower gross profit margins.  For the Year To Date Period, gross profit margin increased to 52.1% compared to 51.8% for the Prior Year YTD Period primarily due to an approximate 40 basis point benefit from stronger foreign currencies in relation to the U.S. dollar and lower profit margins from the nonrecurring sale in the Prior Year YTD Period. This increase was partially offset by a higher sales mix from domestic accessory sales in the Year To Date Period.

Operating Expenses.  Operating expenses, as a percentage of net sales, increased to 38.7% in the Third Quarter compared to 35.3% in the Prior Year Quarter. Operating expenses increased $16.3 million to $99.6 million in the Third Quarter compared to $83.3 million in the Prior Year Quarter.  This increase was mainly attributable to increases in payroll and advertising expense.  Payroll increases were primarily due to acquisitions and new businesses, new Company-owned store openings and infrastructure additions since the end of the Prior Year Quarter.  In connection with our ongoing efforts to reduce the rate of growth in this area and in comparison to the first and second quarters of fiscal 2005, our Third Quarter payroll expense remained unchanged.  Advertising expense increased by approximately $4.8 million and as a percentage of net sales, increased to 5.8% in the Third Quarter compared to 4.3% of net sales in the Prior Year Quarter.  This increase resulted from a shifting of a sizeable amount of advertising from the Prior Year Quarter to the fourth quarter in the prior year.  As a result, we are estimating fourth quarter fiscal 2005 advertising expenses, as a percentage of net sales, to be significantly below the 11.6% prior year fourth quarter result. For the Year To Date Period, operating expenses, as a percentage of net sales, increased to 41.5% compared to 38.2% in the Prior Year YTD Period with increases by expense category similar to those described during the Third Quarter as well as approximately $2.8 million of additional expense as a result of stronger foreign currencies in relation to the U.S. dollar.

Operating Income.  Increased operating expenses more than offset gross profit improvement resulting in our Third Quarter operating profit margin declining to 13.7% of net sales compared to 16.1% of net sales in the Prior Year Quarter.  For the Year To Date Period, operating profit margin declined to 10.6% of net sales from 13.6% of net sales in the Prior Year YTD Period and included approximately $3.7 million of net currency gains.

Other Income (Expense) - net. Third Quarter other income (expense) increased unfavorably by approximately $1.2 million compared to the Prior Year Quarter.  This unfavorable increase is primarily related to currency losses stemming from settlement during the quarter, as well as revaluation at the end of the Third Quarter of certain foreign open receivable and payable balances denominated in currencies other than the functional currency of the related entity.  For the Year To Date Period, other income (expense) increased unfavorably by approximately $8.2 million, with this increase primarily attributable to the impact of currency losses in the Year To Date Period versus currency gains in the Prior Year YTD Period and increased minority interest expense.

Provision For Income Taxes.  Our effective income tax rate for the Third Quarter decreased to 32.4% compared to 37.1% in the Prior Year Quarter due to higher levels of pretax income from low-taxed foreign subsidiaries and the release of certain tax reserves on foreign earnings.   Our effective income tax rate for the Year To Date Period decreased to 18.8% compared to 37.1% in the Prior Year YTD Period.  During the first quarter of 2005, pursuant to the American Jobs Creation Act of 2004, we commenced our repatriation plan of subsidiary earnings and expect, at a minimum, to repatriate approximately $150 million throughout fiscal 2005.  As a result of this plan, during the Year To Date Period we recorded a tax benefit as a result of a reduction in previously recorded deferred tax liabilities.  In comparison to our Prior Year YTD Period effective tax rate, this tax benefit resulted in an additional $11.0 million or $0.14 diluted earnings per share during the Year To Date Period.

2005 Net Sales and Earnings Estimates.  We estimate fiscal 2005 fourth quarter fully diluted earnings per share of approximately $0.48 compared to $0.47 fully diluted earnings per share in the fourth quarter of 2004. This estimate represents a $0.09 decline from the $0.57 fully diluted earnings per share estimate we stated in our Form 10-Q for the quarterly period ended July 2, 2005.  This reduction is primarily related to reducing our fourth quarter sales growth forecast to 8% from a previous range of 10% to 12%.

Common Stock Repurchase Plan.  On November 7, 2005, our Board of Directors authorized an additional 3.5 million shares for the Company’s repurchase program. The Company intends to repurchase the shares of its common stock through open market or privately negotiated transactions. Including share repurchases remaining from previous authorizations, we currently have approximately 4.2 million total shares available for repurchase.

Liquidity and Capital Resources

Our general business operations historically have not required substantial cash needs during the first several months of our fiscal year. Generally, starting in the second quarter, our cash needs begin to increase, typically reaching their peak in the September to November time frame. Our cash holdings and short-term marketable securities as of the end of the Third Quarter decreased to $88.6 million in comparison to $191.7 million at the end of fiscal 2004. This decrease is primarily the result of net cash used of $50.4 million in investing activities, $29.5 million in financing activities and $18.8 million in operating activities. Net cash used in investing activities was mainly related to $43.6 million of capital additions and $4.4 million related to businesses acquired. Cash used in financing activities was comprised of common stock repurchases of $17.4 million, debt repayments of $12.7 million, and $3.9 million related to distributions of minority interest, offset partially by $4.5 million of proceeds from the exercise of stock options.  Cash flows used in operating activities of $18.8 million were related to increases in working capital partially offset by net income including non-cash items.

Accounts receivable increased to $151.8 million at the end of the Third Quarter compared to $143.2 million at the end of the Prior Year Quarter.  Days sales outstanding decreased to 54 days for the Third Quarter compared to 55 days in the Prior Year Quarter.  Inventory at quarter-end was $261.1 million, an increase of 25.5% compared to Prior Year Quarter inventory of $208.1 million.  Luxury watch inventories and inventories in our Asia Pacific subsidiaries remain elevated.  Higher levels of luxury watch inventories are primarily related to longer lead times associated with Swiss production.  Asia Pacific inventory increases are related to lower than expected sales growth in this region during the Third Quarter. In comparison to the end of the Prior Year Quarter, our U.S. retail store inventories increased by approximately 20% in the Third Quarter, down significantly from the 55% increase in the second quarter of fiscal 2005.  Increases related to fashion watch inventories in the United States and Europe and domestic accessories inventories were consistent with Third Quarter sales growth.  Management believes that through inventory reductions stemming from sales through year end and reduced inventory purchases, our fiscal 2005 year-end inventories should be no higher than 10% to 15% above 2004 year end inventory levels.

At the end of the Third Quarter, we had working capital of $365.3 million compared to working capital of $328.0 million at the end of the Prior Year Quarter and approximately $14.1 million of outstanding short-term borrowings.  These borrowings are primarily related to working capital uses under our short-term revolving credit facilities in the U.S. and Japan. During the Third Quarter we amended our U.S. revolving short-term credit facility to increase our borrowing capacity from $50 million to $100 million.  The amendment also modified certain financial covenants. Borrowings under our U.S. revolving short-term credit facility bear interest, at our option, at (i) the lesser of (a) the prime rate (6.75% at the end of the Third Quarter) less 1% or 3% or (b) the maximum rate allowed by law or (ii) LIBOR base rate (3.86% at the end of the Third Quarter) plus one-half percent.  Under the 400,000,000 yen short-term credit facility in Japan, interest is based upon the Euroyen rate (approximately 0.7% at the end of the Third Quarter).  Our revolving short-term credit facilities in the United States and Japan renew each year in September and May, respectively.  Available borrowings under our U.S. facility are reduced by amounts outstanding related to open letters of credit.  We intend to use the proceeds available under our U.S. credit facility for working capital needs, potential acquisitions and general corporate purposes, including common stock repurchases.  Further information relating to our amended U.S. credit facility can be found in our Form 8-K dated September 27, 2005.

We had approximately $43.6 million in capital expenditures during the Year To Date Period.  For the full fiscal year 2005, we estimate capital expenditures of approximately $50 million.  In addition, we intend to continue our stock repurchase program of which approximately 4.2 million shares are available for repurchase as of November 10, 2005.  We believe this repurchase program could add an additional $60 to $70 million based upon the current market price of our common stock to our capital requirements in the future. Management believes that cash flow from operations combined with existing cash on hand and amounts available under our $100 million U.S. short-term revolving credit facility will be sufficient to fund our capital needs during the balance of the year as well as fiscal 2006.

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, but not limited to, statements regarding our expected financial position, results of operations, business and financing plans found in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk,” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. The words “may,” “believes,” “expects,” “plans,” “intends,” “estimates,” “anticipates” and similar expressions identify forward-looking statements. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: the effect of worldwide economic conditions; significant changes in consumer spending patterns or preferences; acts of war or acts of terrorism; changes in foreign currency valuations in relation to the U.S. dollar, principally the Euro, British Pound and Swiss Franc; lowered levels of consumer spending resulting from a general economic downturn or generally reduced shopping activity caused by public safety or consumer confidence concerns; the performance of our products within the prevailing retail environment; customer acceptance of both new designs and newly-introduced product lines; financial difficulties encountered by customers; the effects of vigorous competition in the markets in which we operate; the integration of the organizations and operations of any acquired businesses into our existing organization and operations; the termination or non-renewal of material licenses, foreign operations and manufacturing; changes in the costs of materials, labor and advertising; government regulation; possible future litigation and our ability to secure and protect trademarks and other intellectual property rights.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a multinational enterprise, we are exposed to changes in foreign currency exchange rates. Our most significant foreign currency risks relate to the Euro, British Pound and Swiss Franc as compared to the U.S. dollar. Due to our vertical nature whereby a significant portion of goods are sourced from our owned facilities, the foreign currency risks relate primarily to the necessary current settlement of intercompany inventory transactions. We employ a variety of practices to manage this market risk, including our operating and financing activities and, where deemed appropriate, the use of foreign currency forward contracts. The use of these instruments allows management to offset exposure to rate fluctuations because the gains or losses incurred on the derivative instruments will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. We use derivative instruments only for risk management purposes and do not use them for speculation or for trading. There were no significant changes in how we managed foreign currency transactional exposure in the Third Quarter and management does not anticipate any significant changes in such exposures or in the strategies we employ to manage such exposure in the near future.

At the end of the Third Quarter, we had outstanding foreign exchange contracts to sell 43.4 million Euro for approximately $54.0 million, expiring through December 2006 and 4.0 million British Pounds for approximately $7.1 million, expiring through November 2005.  If we were to settle our Euro and British Pound-based contracts at the reporting date, the net result would be a loss of approximately $1.3 million, net of taxes. Exclusive of these outstanding foreign exchange contracts or other operating or financing activities that may be employed by us, a measurement of the unfavorable impact of a 10 percent change in the Euro, British Pound and Swiss Franc as compared to the U.S. dollar on our operating profits and stockholders’ equity is presented in the following paragraph.

At the end of the Third Quarter, a 10 percent unfavorable change in the U.S. dollar strengthening against the Euro, British Pound, and Swiss Franc involving balance sheet transactional exposures would have reduced net pretax income by $6.4 million. The translation of the balance sheets of our European and United Kingdom-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. At the end of the Third Quarter, a 10 percent unfavorable change in the exchange rate of the U.S. dollar strengthening against the Euro and British Pound would have reduced consolidated stockholders’ equity by approximately $11.5 million. In the view of management, the risks associated with exchange rate changes in other currencies we have exposure to are not material, and these hypothetical losses resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position, results of operations or cash flows.

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon the controls evaluation, our CEO and CFO have concluded that as of the end of the period covered by this Quarterly Report, the disclosure controls and procedures were effective.  There was no change in our system of internal control over financial reporting during the Third Quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no legal proceedings to which we are a party or to which our properties are subject, other than routine litigation incident to our business. We do not believe that any such routine litigation is material to our consolidated financial condition, cash flows or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

We had no sales of unregistered securities during the third quarter of fiscal year 2005.

Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our Common Stock during the third quarter of fiscal year 2005.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Month #1 (July 3, 2005 to July 30, 2005)	60,000	$23.99	60,000	777,673
Month #2 (July 31, 2005 to August 27, 2005)	100,000	$21.44	100,000	677,673
Month #3 (August 28, 2005 to October 1, 2005)	—	N/A	—	677,673

Total	160,000	$22.40	160,000

(1)  No shares were purchased other than through publicly announced repurchase programs during the third quarter of fiscal year 2005.

(2)  On September 30, 2004, we announced that our Board of Directors had approved a share repurchase program, pursuant to which up to 600,000 shares of our Common Stock may be repurchased.  This share repurchase program was fully completed and expired on July 21, 2005.  In addition, on May 13, 2005, we announced that our Board of Directors had approved an additional stock repurchase program, pursuant to which up to 1,000,000 additional shares of our Common Stock may be repurchased. The figures in this column do not reflect the new share repurchase program to purchase an additional 3,500,000 shares of our Common Stock announced by us on November 8, 2005.

Item 5.  Other Information.

Amendment to Award Agreement

On November 10, 2005, we entered into a letter agreement with Mark D. Quick, President, Fashion Accessories and Stores Division, regarding the terms of the stock options granted to Mr. Quick beginning on January 1, 2002 and thereafter pursuant to certain Award Agreements under our 2004 Long-Term Incentive Plan and its predecessor plan, our 1993 Long-Term Incentive Plan.   The letter agreement formalizes certain special rights and benefits in the event of Mr. Quick’s retirement after he has attained the age of fifty-seven.  As defined in the letter agreement, retirement means termination of full time employment with Fossil, Inc. and our subsidiaries and related companies on the date set forth in a written retirement notice addressed to our Chief Executive Officer and our Compensation Committee and delivered to our General Counsel no later than one year prior to his retirement date.  Under the letter agreement, upon Mr. Quick’s retirement:

•                                          For stock options granted under the Award Agreement dated January 1, 2002:  Mr. Quick will be entitled to exercise 100% of the stock options for a period of 90 days after his retirement date; and

•                                          For stock options granted under any Award Agreements after January 1, 2002 (including Awards not yet granted unless they expressly provide otherwise):

•                                          the options will continue to vest as though Mr. Quick continued to be employed; and

•                                          the options may be exercised (a) in the case of options which were vested on Mr. Quick’s retirement date, at any time prior to the first anniversary of his retirement date, and (b) in the case of each option which becomes vested after his retirement date, at any time prior to the first anniversary of such option’s vesting date.

The provisions of the letter agreement with regard to vesting will be superceded by any contrary provisions regarding accelerated vesting included in any future amendments to awards made under the Plans pertaining to executive officers.

Item 6.  Exhibits.

(a)                                  Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1

Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished).

32.2

Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOSSIL, INC.

Date: November 10, 2005	/S/ MIKE L. KOVAR
Mike L. Kovar
Senior Vice President and Chief Financial Officer
(Principal financial and accounting officer duly
authorized to sign on behalf of Registrant)

EXHIBIT INDEX

Exhibit Number	Document Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished).

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished).