Form 10-K
period 2005-12-31
FOSSIL INC
filed 2006-03-09
CIK 883569

Use these links to rapidly review the document
FOSSIL, INC. FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005 INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
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

Common Stock, $.01 par value
(Title of Class)

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒ No ☐

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.    (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes ☐ No ☒

        The aggregate market value of Common Stock, $0.01 par value per share (the "Common Stock"), held by nonaffiliates of the registrant, based on the sale trade price of the Common Stock as reported by the Nasdaq National Market on July 1, 2005, was $960,973,511. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant. As of March 6, 2006, 67,721,546 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Company's definitive proxy statement in connection with the Annual Meeting of Stockholders to be held May 24, 2006, to be filed with the Commission pursuant to Regulation 14A are incorporated by reference into Part III of this report.

FOSSIL, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

INDEX

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

        Domestically, we sell our products in retail locations in the United States through a diversified distribution network that includes department stores, specialty retail locations, mass market stores and the Internet. Our department store doors include stores such as Neiman Marcus, Saks Fifth Avenue, Bloomingdales, Nordstrom, Macy's, Dillard's, JCPenney, Kohls and Sears. In addition, we sell certain of our proprietary branded products and private label products through mass market stores such as Wal-Mart, Target and Kmart. The specialty retail locations sell a mix of our proprietary brands and licensed brands. We also sell our products in the United States through a network of company-owned stores, which included 68 retail stores located in premier retail sites and 71 outlet stores located in major outlet malls, or a total of 139 stores, as of December 31, 2005. We also offer selected FOSSIL® and licensed brand products at our website, www.fossil.com.

        Internationally, our products are sold to department stores and specialty retail stores in over 90 countries worldwide through 16 company-owned foreign sales subsidiaries and through a network of approximately 58 independent distributors. Our products are distributed in Asia, Europe, Central and South America, Canada, the Caribbean, Mexico, and the Middle East. Our products are offered on cruise ships and in international company-owned retail stores, which included 27 accessory retail stores and one outlet store in select international markets and four multi-brand watch stores in Switzerland, or a total of 32 stores, as of December 31, 2005. Additionally, our products are sold through independently-owned FOSSIL® retail stores and kiosks in certain international markets.

        We are a Delaware corporation formed in 1991 and are the successor to a Texas corporation formed in 1984. In 1993, we completed an initial public offering of 13,972,500 shares of our common stock, as adjusted for our four three-for-two stock splits to date. Domestically, we conduct a majority of our operations through Fossil Partners, L.P., a Texas limited partnership formed in 1994 of which we are sole general partner. We also conduct operations domestically and in certain international markets through various directly and indirectly owned subsidiaries. Our operations in Hong Kong relating to the procurement of watches and jewelry from various manufacturing sources are conducted by Fossil (East) Ltd., a wholly-owned subsidiary of ours. Our principal executive offices are located at 2280 N. Greenville Avenue, Richardson, Texas 75082, and our telephone number at such address is (972) 234-2525. We make available free of charge through our website at www.fossil.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports.

        Our operating structure includes the following operating segments: Europe, Other International, Domestic Watch Products, Domestic Other Products and Retail Worldwide. This structure is the basis for our internal financial reporting. Except to the extent that differences between operating segments are material to an understanding of our business taken as a whole, the description of our business in this report is presented on a consolidated basis. For financial information about our operating segments and geographic areas, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Part II, Item 7 of this report and Note 13 to our Consolidated Financial Statements set forth in Part II, Item 8 of this report, incorporated herein by reference.

Industry overview

Watch products

        We believe that the current market for watches generally can be divided into four segments. One segment of the market consists of fine watches characterized by internationally known brand names such as Concord, Piaget, Rolex, Patek Philippe, Omega and Cartier. Watches offered in this segment are usually made of precious metals or stainless steel and may be set with precious gems. These watches are often manufactured in Switzerland and are sold by trade jewelers and in the fine jewelry departments of better department stores and other purveyors of luxury goods at retail prices ranging from $1,500 to in excess of $20,000. A portion of our MICHELE® line competes in this market. A second segment of the market consists of fine premium branded and designer watches manufactured in Switzerland and the Far East such as Gucci, Rado, Raymond Weil, Seiko and Swiss Army. These watches are sold at retail prices generally ranging from $150 to $1,500. Our EMPORIO ARMANI®, BURBERRY®, MARC JACOBS®, MICHELE and ZODIAC® lines generally compete in this market segment. A third segment of the market consists of watches sold by mass marketers, which include certain watches sold under the Timex brand name as well as certain watches sold by Armitron under various brand names and labels. Retail prices in this segment range from $5 to $60. We compete in this segment through our manufacture of watch products for Wal-Mart, Target and Kmart.

        The fourth segment of the market consists of moderately priced watches characterized by contemporary fashion and well known brand names. Moderately priced watches are typically manufactured in Japan, China or Hong Kong and are sold by department stores and specialty stores at retail prices ranging from $40 to $150. This market segment is targeted by us with our FOSSIL® and RELIC® lines and by our principal competitors, including the companies that market watches under the Guess?, Anne Klein II, Kenneth Cole and Swatch brand names, whose products attempt to reflect emerging fashion trends in accessories and apparel. Our DKNY®, DIESEL® and MICHAEL Michael Kors® lines generally compete in this segment as well. With the addition of our ADIDAS® line of women's, men's and children's sport timepieces in January 2006, we also compete in the sports specialty area of this segment. We believe that consumers have increasingly come to regard branded fashion watches not only as time pieces but also as fashion accessories. This trend has historically resulted in consumers owning multiple watches that may differ significantly in terms of style, features and cost.

Fashion accessories

        We believe that the fashion accessories market includes an array of products such as small leather goods, handbags, belts, eyewear, neckwear, underwear, lounge wear, jewelry, gloves, hats, hosiery and socks. We believe that consumers are becoming more aware of accessories as fashion statements, and as a result, are purchasing brand name, quality items that complement other fashion items. These fashion accessory products are generally marketed through mass merchandisers, department stores and specialty shops, depending upon price and quality. Higher price point items include products offered by Louis Vuitton and Prada.

        Moderately priced fashion accessories are typically marketed in department stores and are characterized by contemporary fashion and well known brand names at reasonable price points, such as FOSSIL and RELIC. We currently offer small leather goods, handbags, belts, and eyewear for both men and women through department stores and specialty retailers in the moderate to upper-moderate price range. Our competitors in this market include companies such as Guess?, Nine West, Kenneth Cole and Liz Claiborne. In addition, we currently offer fashion jewelry sold under the FOSSIL, EMPORIO ARMANI and MICHELE brands, and beginning in March 2006, we plan to commence distribution of a line of fashion jewelry under the DIESEL brand.

Apparel

        In 2000, we introduced a line of FOSSIL® apparel that is distributed exclusively through company-owned retail stores and our website. Selling through company-owned stores allows us to more effectively manage visual presentation, information feedback, inventory levels and operating returns. The apparel line is focused on the casual lifestyle of 18 to 24 year old consumers and consists primarily of jeans, tee shirts, and fashion apparel featuring FOSSIL brand packaging and labeling. The suggested retail selling price of the apparel line is comparable to that of major competitors like American Eagle Outfitters and Gap. We have leveraged our existing graphic and store design infrastructure to create a unique product packaging and store concept that differentiates it from other competitors in order to create higher perceived value for our products.

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

  •
  Captive suppliers.    The four watch factories that assemble or source the majority of our production volume within China and Hong Kong are either wholly-owned or majority-owned by us. In addition, although we do not have long-term contracts with our accessory manufacturers in the Far East, we maintain long-term relationships with several manufacturers. These relationships have developed due to the number of years that we have been conducting business with and visiting the same manufacturers and because of the small amount of turnover in the employees of our manufacturers. We believe that we are able to exert significant operational control with regard to our principal watch assemblers because of our level of ownership and we believe that the existence of our relationships with our accessory manufacturers creates a significant competitive advantage, specifically because manufacturers have limited production capacity and our level of ownership of certain watch factories and relationships with manufacturers ensure that we are granted access. Further, the manufacturers understand our quality standards, thereby allowing us to produce quality products, reduce the delivery time to market and improve overall operating margins.

  •
  Actively manage retail sales.    We manage the retail sales process by monitoring customer sales and inventory levels by product category and style, primarily through electronic data interchange, and by assisting retailers in the conception, development and implementation of their marketing programs. Through our merchandising unit, we work with retailers to ensure that our products are properly stocked and displayed in accordance with our visual standards. As a result, we believe we enjoy close relationships with our principal retailers, often allowing us to influence the mix, quantity and timing of retailers' purchasing decisions.

  •
  Centralized distribution.    We distribute substantially all of our products sold domestically and certain of our products sold in international markets from our warehouse and distribution centers in Dallas and Richardson, Texas. We also distribute our products to international markets from warehouse and distribution centers located in Australia, Germany, Hong Kong, Italy, Japan, Norway, Singapore, Sweden, Switzerland, Taiwan and the United Kingdom. In September 2003, we opened a 100,000 square foot distribution facility in Germany. In 2005, we expanded the facility by an additional 130,000 square feet. This facility supports our current distribution operations in Germany and France, and inclusive of the additional space added and access to additional land, we believe that this site will allow us to consolidate our other European distribution facilities and support future sales growth throughout Europe. We believe our centralized distribution capabilities enable us to reduce inventory risk, increase flexibility in meeting the delivery requirements of our customers and maintain cost advantages as compared to our competitors.

Growth strategy

  •
  Introduce new products and brands.    We continually introduce new products within our existing brands and through license agreements, brand extensions, entry into new markets and acquisitions to attract a wide range of consumers with differing tastes and lifestyles. For example, we currently offer a full line of fashion watch and/or accessory products under our proprietary brands, including FOSSIL, MICHELE, RELIC and ZODIAC, as well as watches under our licensed brands, including ADIDAS, EMPORIO ARMANI, BURBERRY, DIESEL, DKNY, MARC JACOBS and MICHAEL Michael Kors, pursuant to license agreements. We have also entered the market for Swiss watches with our BURBERRY, MARC JACOBS, MICHELE and ZODIAC lines. In addition, we have entered the mass market segment for the manufacture of watch and/or accessory products for Wal-Mart, Target and Kmart.

  •
  Expand international business.    We have increased FOSSIL brand advertising internationally to accelerate brand recognition. We have also purchased former distributors of ours to gain increased control over our offered brands and develop global marketing efforts. For example, in January 2005, we acquired our distributors in Taiwan and Sweden, and in February 2006, we acquired the assets of our distributor in Mexico through a newly-formed entity, which is majority-owned by us. We continue to introduce proprietary and licensed brand products into international markets, open FOSSIL stores and develop new product lines.

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

  •
  Expand retail locations.    We have historically expanded our company-owned FOSSIL retail and outlet locations to further strengthen our brand image. As of December 31, 2005, we operated

    171 retail and outlet stores worldwide and plan to open 25 to 35 additional stores in 2006 dependent upon available retail locations and lease terms that meet our requirements. We also offer our watch and accessory products through authorized FOSSIL retail stores in airports, on cruise ships and in certain international markets.

Products

        We design, develop, market and distribute fashion watches and accessories, including sunglasses, small leather goods, belts, and handbags principally under the FOSSIL and RELIC brand names, FOSSIL brand apparel and jewelry, and watches and jewelry bearing the brand names of certain internationally known fashion companies pursuant to license agreements.

Watch products

        We offer an extensive line of fashion watches under our proprietary brands and, pursuant to license agreements, under some of the most prestigious brands in the world. Sales of watches for fiscal years 2005, 2004 and 2003 accounted for approximately 67.1%, 69.5% and 70.2%, respectively, of our net sales.

        Proprietary brands.    The following table sets forth certain information with respect to our owned-brand watches:

Brand(s)	Suggested Price Point Range	Distribution Channels
FOSSIL	$55 - 165	Major domestic department stores (Macy's, Dillard's, Belk, Nordstrom, Marshall Field's and Bloomingdales), U.S. specialty retailers (PacSun and the Buckle), major European department stores (Karstadt and Harrod's), major European specialty stores (H. Samuel and Christ), Canadian department stores (Hudson Bay and Sears), Australian department stores (Myers, Grace Brothers), www.fossil.com and company-owned stores
RELIC	$45 - 85	Major domestic retailers (JCPenney, Kohls, Mervyn's and Sears)
MICHELE	$500 - 5,000	Selective department stores (Neiman Marcus, Saks Fifth Avenue, Bloomingdales, Nordstrom), watch specialty stores and jewelry stores
ZODIAC	$150 - 495	Better department stores, watch specialty stores, and jewelry stores worldwide

        Licensed brands.    We have entered into multi-year, worldwide license agreements for the manufacture, distribution and sale of watches bearing the brand names of certain internationally known fashion companies. The following table sets forth specific information with respect to certain of our licensed watch products:

Brand(s)	Suggested Price Point Range	Distribution Channel(s)
ADIDAS	$49 - 165	Major department stores, major sports stores, specialty retailers, jewelry stores and adidas stores worldwide
EMPORIO ARMANI	$125 - 595	Major department stores, specialty retailers, jewelry stores and Emporio Armani boutiques worldwide
DKNY	$75 - 150	Better department stores, specialty retailers, and DKNY retail stores worldwide
DIESEL	$85 - 250	Better department stores, specialty retailers, and Diesel retail stores worldwide
BURBERRY	$295 - 1,000	Better department stores, specialty retailers, and Burberry retail stores worldwide
MARC JACOBS	$650 - 2,500	Major department stores and Marc Jacobs boutiques worldwide
MICHAEL Michael Kors	$90 - 200	Major department stores and specialty retailers in the United States, Canada, Australia, Hong Kong, Singapore, Japan and Taiwan

        In addition to the licensed products above, we are also scheduled to begin distribution of watches under the MARC by Marc Jacobs label in Fall 2006, pursuant to our license agreement with Marc Jacobs International. The continuation of our material license agreements is important to the growth of our watch business, especially in Europe and Asia. Our material license agreements have various expiration dates between 2007 and 2012. The Burberry license expires on December 31, 2007. We are currently negotiating with Burberry for a new license. We have also entered into a number of license agreements for the sale of collectible watches. Under these agreements, we design and manufacture goods bearing the trademarks, trade names and logos of various entities and market these goods through our website and major department stores within our channels of distribution.

        Mass market.    In 2004, we entered the mass market segment. We design, market and arrange for the manufacture of watches and/or accessories for mass market retailers, such as Wal-Mart, Target and Kmart. The products are sold primarily under the mass market retailer's private label brands or as unbranded product.

        Private label and premium products.    We design, market and arrange for the manufacture of watches and accessories on behalf of certain companies and organizations as private label products or as premium and incentive items for use in various corporate events. Under this arrangement, we perform design and product development functions as well as act as a sourcing agent for our customers by contracting for and managing the manufacturing process, purchasing and inspecting the finished product and arranging for their shipment. Participation in the private label and premium businesses provides us with certain advantages, including increased manufacturing volume, which may reduce the costs of manufacturing our other products, and the strengthening of business relationships with our manufacturing sources. These lines provide income to us while reducing inventory risks and certain other carrying costs.

Fashion accessories

        In order to leverage our design and marketing expertise and our close relationships with our principal retail customers, primarily in the United States and Germany, we have developed a line of fashion accessories, including handbags, men's and women's belts, small leather goods, jewelry and sunglasses. Our handbags are made of a variety of fine leathers and other materials that emphasize classic styles and incorporate a variety of creative designs. The sunglass line features optical quality lenses in both plastic and metal frames, with classic and fashion styling similar to other FOSSIL products. Our small leather goods are typically made of fine leathers and include items such as mini-bags, coin purses, key chains and wallets. Our jewelry lines include earrings, necklaces, rings and bracelets marketed under the FOSSIL, EMPORIO ARMANI and MICHELE brands. FOSSIL brand jewelry generally is offered in sterling silver or stainless steel. EMPORIO ARMANI brand jewelry is generally made of sterling silver, semi-precious stones or 18K gold, and MICHELE brand jewelry is generally made of 18K gold with precious or semiprecious stones. Beginning in March 2006, we plan to commence distribution of a line of fashion jewelry under the DIESEL brand, which generally will be offered in sterling silver with natural and synthetic materials. We currently sell our fashion accessories through a number of our existing major department store and specialty retail store customers. We generally market our fashion accessory lines through the same distribution channels as our watch business, using similar in-store presentations, graphics and packaging. These fashion accessories are typically sold in locations adjacent to watch departments, which may lead to purchases by persons who are familiar with our watches. Sales of our accessory lines for fiscal years 2005, 2004 and 2003 accounted for approximately 29.6%, 26.7% and 26.5%, respectively, of our net sales.

        The following table sets forth certain information with respect to our fashion accessories:

Brand	Accessory Category	Suggested Price Point Range	Distribution Channel
FOSSIL	Sunglasses Handbags Small Leather Goods Belts	$32 - 68 $88 - 168 $14 - 68 $22 - 38	Major domestic department stores (Dillard's, Macy's, Nordstrom, Belk and Saks Inc.), major German department stores (Karstadt), specialty retailers (PacSun and the Buckle), company-owned stores and www.fossil.com
FOSSIL	Jewelry	$26 - 139	Company-owned stores, department and jewelry stores (in each case, primarily in Europe), and www.fossil.com
EMPORIO ARMANI	Jewelry	$85 - 1,200	Major domestic department stores, specialty retailers, jewelry stores and Emporio Armani boutiques (primarily in Europe and Asia)
DIESEL	Jewelry	$25 - 295	Better department stores, specialty retailers and Diesel retail stores worldwide
MICHELE	Jewelry	$250 - 10,000	Selective department stores
RELIC	Sunglasses Handbags Small Leather Goods Belts	$20 - 25 $30 - 40 $16 - 24 $16 - 24	Major retailers (JCPenney, Kohls and Sears)

Apparel

        In July 2000, we introduced a collection of FOSSIL brand apparel. The apparel collection is designed for both men and women and includes outerwear, tops, bottoms and tee shirts. The products' unique vintage packaging and graphics capture the energy and spirit of the FOSSIL brand. As of December 31, 2005, the FOSSIL apparel collection is offered through 29 company-owned stores located in leading malls and retail locations in the United States. The line is also available at our website.

Other products

        Licensed eyewear.    We are party to a license agreement with the Safilo Group for the manufacture, marketing and sale of optical frames under the FOSSIL and RELIC brand in the United States and Canada, which provides us royalty income based on a percentage of net sales and is subject to certain guaranteed minimum royalties.

        Future products.    We continually evaluate opportunities to expand our product offerings in the future to include other lines that would complement our existing products.

Design and development

        Our watch, accessory and apparel products are created and developed by our in-house design staff in cooperation with various outside sources, including manufacturing sources, licensors' design teams and component suppliers. Product design ideas are drawn from various sources and are reviewed and modified by the design staff to ensure consistency with our existing product offerings and the themes and images associated with our products. Senior management is actively involved in the design process.

        In order to respond effectively to changing consumer preferences, we attempt to stay abreast of emerging lifestyle and fashion trends affecting accessories and apparel. In addition, we attempt to take advantage of the constant flow of information from our customers regarding the retail performance of our products. We review weekly sales reports provided by a substantial number of our customers containing information with respect to sales and inventories by product category and style. Once a trend in the retail performance of a product category or style has been identified, the design and marketing staffs review their product design decisions to ensure that key features of successful products are incorporated into future designs. Other factors having an influence on the design process include the availability of components, the capabilities of the factories that will manufacture the products and the anticipated retail prices and profit margins for the products.

        We differentiate our products from those of our competitors principally by incorporating into our product designs innovations in fashion details, including variations in the treatment of dials, crystals, cases, straps and bracelets for our watches, and details and treatments in our other accessories. We also own or license proprietary technology for certain of our watch products, including our BIG TIC® and KALEIDO® styles. In certain instances, we believe that such innovations have historically allowed us to achieve significant improvements in consumer acceptance of our product offerings with only nominal increases in manufacturing costs. We believe that the substantial experience of our design staff will assist us in maintaining our current leadership position in watch design and in expanding the scope of our product offerings.

Marketing and promotion

        We identify our advertising themes and coordinate our packaging, advertising and point of sale material around these themes. These themes are carefully coordinated in order to convey the flair for fun, fashion and humor that we associate with our products. Our nostalgic tin packaging concept for many of our watch products and certain of our accessories is an example of these marketing themes. The watch tins have become a signature piece to our brand image and have become popular with collectors.

        We participate in cooperative advertising programs with our major retail customers, whereby we share the cost of certain of their advertising and promotional expenses. An important aspect of the marketing process involves the use of in-store visual support and other merchandising materials, including packages, signs, posters and fixtures. Through the use of these materials, we attempt to differentiate the space used to sell our products from other areas of our customers' stores. We also promote the use of our Shop-in-Shop concept for watches, handbags and small leather goods. The Shop-in-Shop concept involves the use of dedicated space within a customer's store to create a brand "shop" featuring our products and visual displays. We also provide our customers with a large number of preprinted, customized advertising inserts and from time to time stage promotional events designed to focus public attention on our products.

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

        We advertise, market and promote our products to consumers through a variety of media, including catalog inserts, billboards, print media, television, cinema and the Internet. We also periodically advertise in trade publications such as Women's Wear Daily and Daily News Record. In addition, beginning in Fall 2005, we began distributing Fossil mail order catalogs. The catalogs feature selected FOSSIL brand products and are produced by our in-house staff. The timing and scope of the distribution of these catalogs is determined by our management based on consumer response. We believe that these catalogs are a cost-effective way of enhancing the FOSSIL brand and driving sales to both our retail stores and our website.

Sales and customers

        Domestically, we sell our products in retail locations in the United States through a diversified distribution network that includes department stores, specialty retail locations, mass market stores and the Internet. Our department store doors include stores such as Neiman Marcus, Saks Fifth Avenue, Bloomingdales, Nordstrom, Macy's, Dillard's, JCPenney, Kohls and Sears. In addition, we sell certain of our proprietary branded products and private label products through mass market stores such as Wal-Mart, Target and Kmart. The specialty retail locations sell a mix of our proprietary brands and licensed brands. We also sell certain of our watch and accessory products at company-owned FOSSIL retail stores and outlet stores located throughout the United States and through our website at www.fossil.com. In addition, we sell certain of our proprietary and licensed watch products, as well as upscale watch brands of other companies, such as Citizen and Swiss Army, at our company-owned Modern Watch Co. stores. Our apparel products are sold through FOSSIL apparel stores and through our website. We also sell our products at retail locations in major airports in the United States, on cruise ships and in independently-owned, authorized FOSSIL retail stores and kiosks in certain international markets.

        Our foreign operations include a presence in Asia, Canada, the Caribbean, Central and South America, Europe and the Middle East. Internationally, our products are sold to department stores and specialty retail stores in over 90 countries worldwide through 16 company-owned foreign sales subsidiaries and through a network of approximately 58 independent distributors. Foreign distributors generally purchase products at uniform prices established by us for all international sales and resell them to department stores and specialty retail stores. We generally receive payment from our foreign distributors in U.S. currency. We generally do not have long-term contracts with any of our retail customers. All transactions between us and our retail customers are conducted on the basis of purchase orders, which generally require payment of amounts due to us on a net 30 day basis for most of our U.S. based customers and up to 120 days for certain international customers.

        In connection with Federated Department Stores Inc.'s acquisition of May Department Stores Co. in 2005, on a pro forma basis, net sales to this combined entity would approximate 10%, 11% and 12% of our net sales in fiscal years 2005, 2004 and 2003, respectively. No other customer accounted for 10% or more of our net sales in fiscal years 2005, 2004 and 2003.

        Domestic wholesale sales.    For fiscal years 2005, 2004 and 2003, domestic wholesale sales accounted for approximately 41.3%, 41.2% and 43.1% of our net sales, respectively. In addition, in the same fiscal year periods, our 10 largest customers in the domestic channel represented approximately 27%, 22% and 20% of total net sales, respectively.

        International wholesale sales.    During the fiscal years 2005, 2004 and 2003, international and export wholesale sales accounted for approximately 43.8%, 45.2% and 43.6% of net sales, respectively.

        Company-owned retail stores.    In 1995, we commenced operations of FOSSIL outlet stores at selected major outlet malls throughout the United States. As of December 31, 2005, we operated 71 outlet stores. These stores, which operate under the FOSSIL name, enable us to liquidate excess inventory and increase brand awareness. Our products in such stores are generally sold at discounts from 25% to 75% off the suggested retail price.

        In 1996, we commenced operations of full priced FOSSIL accessory retail stores in the United States in order to broaden the recognition of the FOSSIL brand name. In December 2004, we commenced operations of our first Modern Watch Co. retail store through which we sell certain of our proprietary and licensed brand watches, as well as watches manufactured by other companies. As of December 31, 2005, we operated 39 accessory retail stores in leading malls and retail locations throughout the United States, including two Modern Watch Co. stores, and 27 accessory retail stores and one outlet store in select international markets. The Fossil accessory retail stores carry a full assortment of FOSSIL merchandise that is generally sold at the suggested retail price. We also operate four multi-brand watch stores in Switzerland.

        In 2000, we began offering FOSSIL brand apparel through specially designed company-owned apparel stores. As of December 31, 2005, we operated 29 FOSSIL apparel stores in leading malls and retail locations throughout the United States. Our apparel stores carry the full apparel line along with an assortment of certain FOSSIL watch and accessory products. During the fiscal years 2005, 2004 and 2003, company-owned retail store sales accounted for approximately 14.9%, 13.6% and 13.3% of net sales, respectively.

        Internet sales.    In November 1996, we established our website at www.fossil.com. We offer selected FOSSIL brand watches, sunglasses, leather goods, apparel, jewelry, certain licensed watch brands, and other related products on the website. Since the establishment of our website, we believe our online sales have continued to grow through our additional marketing efforts. In addition to offering our product through our website, we also participate in broad online marketing of our products through "storefronts" that are connected to our website, such as America Online, Microsoft Network, Amazon and Yahoo. We have also undertaken other new initiatives to inform customers of our products, such as through search term marketing, direct affiliate relationships and the use of affiliate aggregators, such as Commission Junction and Performics. In addition to offering selected FOSSIL and licensed brand products, we also provide company news and information on our website. Our web infrastructure also supports a business-to-business site that allows our domestic specialty retail accounts access to real-time inventory, account information and automated order processing.

        Sales personnel.    We utilize an in-house sales staff and, to a lesser extent, independent sales representatives to promote the sale of our products to retail accounts. Our in-house sales personnel receive a salary and, in some cases, a commission based on a percentage of gross sales attributable to specified accounts. Independent sales representatives generally do not sell competing product lines and are under contracts with us that are generally terminable by either party upon 30 days prior notice. These independent contractors are compensated on a commission basis.

        Customer service.    We have developed an approach to managing the retail sales process that involves monitoring our customers' sales and inventories by product category and style, primarily through electronic data interchange, and assisting in the conception, development and implementation of their marketing programs. For example, we review weekly selling reports of our products prepared by certain of our principal customers and have established an active electronic data interchange program with certain of our customers. We also place significant emphasis on the establishment of cooperative advertising programs with our major retail customers. We believe that our management of the retail sales process has resulted in close relationships with our principal customers, often allowing us to influence the mix, quantity and timing of their purchasing decisions.

        We believe that our sales approach has historically accounted for high retail turnover in our products, which can result in attractive profit margins for our retail customers. We believe that the resulting profit margins for our retail customers encourage them to devote greater selling space to our products within their stores and enable us to work closely with buyers in determining the mix of products a store should carry. In addition, we believe that the buyers' familiarity with our sales approach has facilitated, and should continue to facilitate, the introduction of new products through our existing distribution network.

        We permit the return of damaged or defective products. In addition, although we have no obligation to do so, we accept limited amounts of product returns from our customers in certain other instances. Accordingly, we provide allowances for the estimated amount of product returns. The allowances for product returns as of the end of fiscal years 2005, 2004 and 2003 were $32.1 million, $29.8 million and $26.6 million, respectively. We have not historically experienced any returns in excess of the aggregate allowances.

Backlog

        It is the practice of a substantial number of our customers not to confirm orders by delivering a formal purchase order until a relatively short time prior to the shipment of goods. As a result, the amount of unfilled customer orders includes confirmed orders and orders that we believe will be confirmed by delivery of a formal purchase order. A majority of such amounts represent orders that have been confirmed. The remainder of such amounts represents orders that we believe, based on industry practice and prior experience, will be confirmed in the ordinary course of business. Our backlog at a particular time is affected by a number of factors, including seasonality and the scheduling of the manufacture and shipment of products. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. At the end of 2005, we had unfilled customer orders of approximately $84 million compared to $116 million and $72 million for fiscal years 2004 and 2003, respectively.

Manufacturing

        Approximately 60% of the fashion watches we produce in the Far East are assembled in three factories located in China or sourced through one factory located in Hong Kong. Each of these factories are either wholly-owned or majority-owned by us. The remaining 40% are manufactured by approximately 50 factories located primarily in Hong Kong and China. We believe substantial ownership of the assembly factories that produce a majority of our fashion watches is critical to our operating model as we believe this allows us to keep our designs proprietary, to control the size of our production runs and to vertically manage our supply chain. Approximately 85% of the jewelry we produce is sourced through one factory in Hong Kong, which is majority-owned by us. The remaining 15% is manufactured by approximately five factories located primarily in China. All of our leather accessory and apparel products are outsourced. We believe that our policy of outsourcing products allows us to achieve increased production flexibility while avoiding significant capital expenditures, build-ups of work-in-process inventory and the costs of managing a substantial production work force. Our Swiss-made watches are assembled primarily in three third party factories within Switzerland.

        The principal components used in the manufacture of our watches are cases, crystals, dials, movements, bracelets and straps. These components are obtained by our manufacturing sources from a large number of suppliers located principally in China, Hong Kong, Italy, Japan, Korea, Switzerland, Taiwan and Thailand. We estimate that the majority of the movements used in the manufacture of our watches are supplied by four principal vendors. No other single component supplier accounted for more than 10% of component supplies in 2005. The principal materials used in the manufacture of our jewelry products are sterling silver, stainless steel, semi-precious stones, and natural and synthetic materials. These components are primarily obtained from the same manufacturing sources that we use for our watches. We do not believe that our business is materially dependent on any single component supplier.

        We believe that we have established and maintain close relationships with a number of watch manufacturers located in Hong Kong, China and Switzerland. In 2005, four separate watch manufacturers that are either wholly-owned or majority-owned by us each accounted for 10% or more of our watch supplies. The loss of any one of these manufacturers could temporarily disrupt shipments of certain of our watches. However, as a result of the number of manufacturers from which we purchase our watches, we believe that we could arrange for the shipment of goods from alternative sources within approximately 60 days on terms that are not materially different from those currently available to us. Accordingly, we do not believe that the loss of any single manufacturer would have a material adverse effect on our business. In general, however, our future success will depend upon our ability to maintain close relationships with, or ownership of, our current suppliers and to develop long-term relationships with other suppliers that satisfy our requirements for price and production flexibility.

        Our products are manufactured according to plans that reflect management's estimates of product performance based on recent sales results, current economic conditions and prior experience with manufacturing sources. The average lead time from the commitment to purchase products through the production and shipment thereof ranges from two to four months in the case of watches, leather goods, jewelry and apparel, and from two to six months in the case of eyewear. We believe that the close relationships and, in certain cases, ownership interest, that we have established and maintain with our principal manufacturing sources constitute a significant competitive advantage and allow us to quickly and efficiently introduce innovative product designs and alter production in response to the retail performance of our products.

Quality control

        Our quality control program attempts to ensure that our products meet the standards established by our product development staff. Samples of products are inspected by us prior to the placement of orders with manufacturing sources to ensure compliance with our specifications. The operations of our manufacturing sources located in Hong Kong and China are monitored on a periodic basis by Fossil (East) Ltd., and the operations of our manufacturing sources located in Switzerland are monitored on a periodic basis by Montres Antima SA, one of our foreign operating subsidiaries. Substantially all of our watches and certain of our other accessories are inspected by personnel of Fossil (East) Ltd. or by the manufacturer prior to shipment to us. In addition, we perform quality control checks on our products upon receipt at our facility.

Distribution

        Upon completion of manufacturing, our products are generally shipped to our warehousing and distribution centers in Dallas and Richardson, Texas, and to our international warehousing and distribution centers in Australia, Germany, Hong Kong, Italy, Japan, Norway, Singapore, Sweden, Switzerland, Taiwan and the United Kingdom, from which they are shipped to customers in selected markets. Our approximately 500,000 and 140,000 square foot warehouse and distribution facilities in Dallas and Richardson, Texas, near our headquarters, allow us to maximize our inventory management and distribution capabilities. In 2005, we added an additional 130,000 square feet of distribution space to our existing 100,000 square foot facility in Germany. This facility supports our current distribution operations in Germany and France, and inclusive of the additional space added and access to additional land, we believe that this site will allow us to consolidate our European distribution facilities and support future sales growth throughout Europe.

        Our warehouse and distribution facilities in Dallas and Richardson, Texas are operated in a special purpose subzone established by the U.S. Department of Commerce Foreign Trade Zone Board. As a result of the establishment of the subzone, the following economic and operational advantages are available to us: (i) we may not have to pay duty on imported merchandise until it leaves the subzone and enters the U.S. market, (ii) we may not have to pay any U.S. duty on merchandise if the imported merchandise is subsequently re-exported, and (iii) we do not have to pay local property tax on inventory located within the subzone.

Management information systems

        Inventory control.    We maintain inventory control systems at our facilities that enable us to track each item of merchandise from receipt from our manufacturing sources through shipment to our customers. To facilitate this tracking, a significant number of products sold by us are pre-ticketed and bar coded prior to shipment to our retail customers. Our inventory control systems report shipping, sales and individual stock keeping unit level inventory information. We manage the retail sales process by monitoring customer sales and inventory levels of our products by product category and style, primarily through electronic data interchange. We believe that our distribution capabilities enable us to reduce inventory risk and increase flexibility in responding to the delivery requirements of our customers. Our management believes that our electronic data interchange efforts will continue to grow in the future as customers focus further on increasing operating efficiencies. In addition, we maintain systems that are designed to track inventory movement through our retail and outlet stores. Detailed sales transaction records are accumulated on each store's point-of-sale system and polled nightly by us.

        Enterprise resource planning.    Over the next few years we intend to continue implementing an enterprise resource planning system from SAP AG in Europe, principally replacing our principal financial, sales and distribution, inventory planning, merchandising and reporting systems of certain subsidiaries in the region. The financial, sales and distribution, inventory planning and reporting system implementations were principally completed in North America, Germany and France during 2003, 2004 and 2005, respectively. The human resources system was implemented for our operations in the United States during 2005. We are also planning to implement an SAP merchandising system in our company-owned stores in 2007.

Warranty and repair

        Our FOSSIL watch products sold in the United States are covered by a limited warranty against defects in materials or workmanship for a period of 11 years from the date of purchase; RELIC watch products are covered by a comparable 12 year warranty; EMPORIO ARMANI, BURBERRY, MICHELE and ZODIAC watches are covered by a two year limited warranty, and our other licensed watch products generally are covered by a one year limited warranty. Generally, our watch products sold in Canada, Europe and Asia are covered by a two year limited warranty. Defective products returned by consumers are processed at our warehousing and distribution centers or by distributors. In most cases, defective products under warranty are repaired by our personnel. Products under warranty that cannot be repaired in a cost-effective manner are replaced by us at no cost to the customer. We also perform watch repair services on behalf of certain of our private label customers.

Governmental regulations

        Imports and import restrictions.    Most of our products are manufactured overseas. As a result, the United States and the countries in which our products are manufactured or sold may from time to time modify existing or impose new quotas, duties (including antidumping or countervailing duties), tariffs or other restrictions in a manner that adversely affects us. For example, our products imported to the United States are subject to U.S. customs duties and, in the ordinary course of our business, we may from time to time be subject to claims by the U.S. Customs Service for duties and other charges.

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

Intellectual property

        Trademarks.    We use the FOSSIL, RELIC, MICHELE, ZODIAC and other trademarks on certain of our watches, leather goods, apparel and other fashion accessories in the United States and in certain foreign countries. We have taken steps to establish or provide additional protection for our various trademarks by registering or applying to register our trademarks in various countries. For example, we have registered the FOSSIL and RELIC trademarks in the United States and certain foreign countries.

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

        License Agreements.     A portion of our growth in sales and net income is, and is expected to continue to be, derived from the sales of products produced under licensing agreements with third parties. Under these license agreements, we generally have the right to produce, market and distribute certain products utilizing the brand names of other companies. Our material license agreements have various expiration dates between 2007 and 2012. The Burberry license expires on December 31, 2007. We are currently negotiating with Burberry for a new license.

        We regard our trademarks, trade dress and patents as valuable assets and believe that they have significant value in the marketing of our products. We intend to protect our intellectual property rights vigorously against infringement.

Seasonality

        Although the majority of our products are not seasonal, our business is seasonal by nature. A significant portion of our net sales and operating income are generated during the third and fourth quarter of our fiscal year, which includes the "back to school" and Christmas season. The amount of net sales and operating income generated during the fourth quarter depends upon the anticipated level of retail sales during the Christmas season, as well as general economic conditions and other factors beyond our control. In addition, the amount of net sales and operating income generated during the first quarter depends in part upon the actual level of retail sales during the Christmas season, because lower levels of inventory held by retailers at the end of the Christmas season may result in higher levels of restocking orders placed by retailers.

Competition

        There is intense competition in each of the businesses in which we compete. We believe that the current market for watches can be divided into four segments, ranging from lower price point watches that are typically distributed through mass market channels to luxury watches at higher price points that are typically distributed through fine watch departments of upscale department stores or upscale specialty watch and fine jewelry stores. Our watch business generally competes with a number of established manufacturers, importers and distributors in many of these segments, including, Gucci, Tissot, TAG Heuer, Rado, Raymond Weil, Movado, Seiko, Swiss Army, Guess?, Anne Klein II, Kenneth Cole, Swatch, Timex and Armitron. In addition, our leather goods, sunglass, jewelry and apparel businesses compete with a large number of established companies that have significantly greater experience than us in designing, developing, marketing and distributing such products. In all of our businesses, we compete with numerous manufacturers, importers and distributors who have significantly greater financial, distribution, advertising and marketing resources than us. Our competitors include distributors that import watches, accessories and apparel from abroad, domestic companies that have established foreign manufacturing relationships and companies that produce accessories and apparel domestically.

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

Employees

        As of the end of fiscal year 2005, we employed approximately 7,160 persons, including approximately 1,730 persons employed by our foreign operating subsidiaries.

        We have not entered into any collective bargaining agreements with our domestic employees. We believe that our relations with our employees are generally good.

Item 1A.    Risk Factors

        The statements contained in this Annual Report on Form 10-K and incorporated by reference ("Annual Report") that are not historical facts, including, but not limited to, statements regarding our expected financial position, business and financing plans found in "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "may," "believes," "expects," "plans," "intends," "anticipates" and similar expressions identify forward-looking statements. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements.

        Our actual results may differ materially due to the risks and uncertainties discussed in this Annual Report, including those discussed below. Accordingly, readers of the Annual Report should consider these facts in evaluating the information and are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Risk Factors Relating to Our Business

        Our success depends upon our ability to anticipate and respond to changing fashion trends.

        Our success depends upon our ability to anticipate and respond to changing fashion trends and consumer preferences in a timely manner. The purchasing decisions of consumers are highly subjective and can be influenced by many factors, such as brand image, marketing programs and product design. Our success depends, in part, on our ability to anticipate, gauge and respond to these changing consumer preferences in a timely manner while preserving the authenticity and quality of our brands. Although we attempt to stay abreast of emerging lifestyle and fashion trends affecting accessories and apparel, any failure by us to identify and respond to such trends could adversely affect consumer acceptance of our existing brand names and product lines, which in turn could adversely affect sales of our products. If we misjudge the market for our products, we may be faced with a significant amount of unsold finished goods inventory.

        Our success depends upon our ability to continue to develop innovative products.

        Our success also depends upon our ability to continue to develop innovative products in the respective markets in which we compete. If we are unable to successfully introduce new products, or if our competitors introduce superior products, customers may purchase certain products we produce from our competitors, which could adversely affect our revenues and results of operations.

        We have recently expanded and intend to further expand the scope of our product offerings, and new products introduced by us may not achieve consumer acceptance comparable to that of our existing product lines.

        We have recently expanded and intend to further expand the scope of our product offerings. As is typical with new products, market acceptance of new designs and products we may introduce is subject to uncertainty. In addition, we generally make decisions regarding product designs several months in advance of the time when consumer acceptance can be measured. If trends shift away from our products, or if we misjudge the market for our product lines, we may be faced with significant amounts of unsold inventory or other conditions which could have a material adverse effect on our results of operations.

        The failure of new product designs or new product lines to gain market acceptance could also adversely affect our business and the image of our brands. Achieving market acceptance for new products may also require substantial marketing efforts and expenditures to expand consumer demand. These requirements could strain our management, financial and operational resources. If we do not continue to develop innovative products that provide better design and performance attributes than the products of our competitors and that are accepted by consumers, or if our future product lines misjudge consumer demands, we may lose consumer loyalty, which could result in a decline in our revenues and market share.

        The effects of economic cycles, terrorism, acts of war and retail industry conditions may adversely affect our business.

        Our business is subject to economic cycles and retail industry conditions. Purchases of discretionary fashion accessories, such as our watches, handbags, sunglasses and other products, tend to decline during recessionary periods when disposable income is low and consumers are hesitant to use available credit. In addition, acts of terrorism, acts of war and military action both in the United States and abroad can have a significant effect on economic conditions and may negatively affect our ability to procure our products from manufacturers for sale to our customers. Any significant declines in general economic conditions, public safety concerns or uncertainties regarding future economic prospects that affect consumer spending habits could have a material adverse effect on consumer purchases of our products.

        Seasonality of our business may adversely affect our net sales and operating income.

        Our quarterly results of operations have fluctuated in the past and may continue to fluctuate as a result of a number of factors, including seasonal cycles, the timing of new product introductions, the timing of orders by our customers and the mix of product sales demand. Our business is seasonal by nature. A significant portion of our net sales and operating income are generated during the fourth quarter of our fiscal year, which includes the Christmas season. The amount of net sales and operating income generated during the fourth quarter depends upon the anticipated level of retail sales during the Christmas season, as well as general economic conditions and other factors beyond our control. In addition, the amount of net sales and operating income generated during the first quarter depends in part upon the actual level of retail sales during the Christmas season. The seasonality of our business may adversely affect our net sales and operating income during the first and fourth quarter of our fiscal year.

        Our business could be harmed if we fail to maintain proper inventory levels.

        We maintain an inventory of selected products that we anticipate will be in high demand. We may be unable to sell the products we have ordered in advance from manufacturers or that we have in our inventory. Inventory levels in excess of customer demand may result in inventory write-downs or the sale of excess inventory at discounted or closeout prices. These events could significantly harm our operating results and impair the image of our brands. Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply quality products in a timely manner, we may experience inventory shortages, which might result in unfilled orders, negatively impact customer relationships, diminish brand loyalty and result in lost revenues, any of which could harm our business.

        The loss of any of our license agreements, pursuant to which a number of our products are produced, may result in the loss of significant revenues and may adversely affect our business.

        A portion of our growth in sales and net income is, and is expected to continue to be, derived from the sales of products produced under license agreements with third parties. Under these license agreements, we generally have the right to produce, market and distribute certain products utilizing the brand names of other companies. We sell products under certain licensed brands, including: ADIDAS, EMPORIO ARMANI, BURBERRY, DIESEL, DKNY, MARC JACOBS and MICHAEL Michael Kors. Sales of our licensed products amounted to 26.7% of our sales for fiscal year 2005, with certain license agreements accounting for a significant portion of our revenues. Our material license agreements have various expiration dates between 2007 and 2012. In addition, certain license agreements may require us to make minimum royalty payments, subject us to restrictive covenants or require us to comply with certain other obligations and may be terminated by the licensor if these or other conditions are not met or upon certain events. We may not be able to continue to meet our obligations or fulfill the conditions under these agreements in the future. In addition, we may be unable to renew our existing license agreements beyond the current term or obtain new license agreements to replace any lost license agreements on similar economic terms or at all. The failure by us to maintain or renew one or more of our existing material license agreements could result in a significant decrease in our revenues and have a material adverse affect on our results of operations.

        Our license agreements may require minimum royalty commitments regardless of the level of product sales under these agreements.

        With respect to our license agreements, we have in the past experienced, and could again in the future experience, instances where minimum royalty commitments under these agreements exceeded royalties payable based upon our sales of such licensed products. We incurred royalty expense of approximately $34.6 million, $32.9 million and $26.4 million in fiscal years 2005, 2004 and 2003, respectively. We also have several agreements in effect at the end of fiscal year 2005 which expire on various dates from December 2007 through December 2012 that require us to pay royalties ranging from 3% to 20% of defined net sales.

        Fluctuations in the price, availability and quality of raw materials could cause delay and increase costs.

        Fluctuations in the price, availability and quality of the raw materials used by us in our products, or used by our third-party manufacturers, could have a material adverse effect on our cost of sales or ability to meet our customers' demands. The price and availability of such raw materials may fluctuate significantly, depending on many factors, including natural resources, increased freight costs, increased labor costs and weather conditions. In the future, we may not be able to pass all or a portion of such higher raw materials prices on to our customers.

        We rely on third-party manufacturers and problems with, or loss of, our suppliers or raw materials could harm our business and results of operations.

        All of our apparel, jewelry and leather goods and certain of our watch products are produced by independent manufacturers. We do not have long-term contracts with these manufacturers. In addition, we face the risk that these third-party manufacturers with whom we contract to produce our products may not produce and deliver our products on a timely basis, or at all. As a result, we cannot be certain that these manufacturers will continue to manufacture products for us or that we will not experience operational difficulties with our manufacturers, such as reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, shortages of raw materials, failures to meet production deadlines or increases in manufacturing costs. The failure of any manufacturer to perform to our expectations could result in supply shortages for certain products and harm our business.

        Access to suppliers that are not Fossil subsidiaries is not guaranteed because we do not maintain long-term contracts but instead rely on long-standing business relationships, which may not continue in the future.

        A majority of our watch products are currently sourced or manufactured to our specifications by four factories located in China and Hong Kong, which are either wholly-owned or majority-owned by us, and, to a lesser extent, by owned or independent manufacturers in China, Hong Kong and Switzerland. Certain of our other products are currently manufactured to our specifications by independent manufacturers in international locations, including China, Hong Kong, Italy, Korea, Mexico and Taiwan. We have no long-term contracts with these independent manufacturing sources and compete with other companies for production facilities. All transactions between us and our independent manufacturing sources are conducted on the basis of purchase orders. Our future success will depend upon our ability to maintain close relationships with our current suppliers and to develop long-term relationships with other suppliers that satisfy our requirements for price, quality and production flexibility.

        If an independent manufacturer or license partner of ours fails to use acceptable labor practices, our business could suffer.

        We have no control over the ultimate actions or labor practices of our independent manufacturers. The violation of labor or other laws by one of our independent manufacturers, or by one of our license partners, or the divergence of an independent manufacturer's or license partner's labor practices from those generally accepted as ethical in the United States or country in which the violation or divergence occurred, could interrupt or otherwise disrupt the shipment of finished products to us or damage our reputation. Any of these, in turn, could have a material adverse effect on our financial condition and results of operations. As a result, should one of our independent manufacturers be found in violation of state or international labor laws, we could suffer financial or other unforeseen consequences.

        We extend unsecured credit to our customers and are therefore vulnerable to any financial difficulties they may face.

        We sell our merchandise primarily to department stores and specialty retail stores in over 90 countries worldwide. We extend credit based on an evaluation of each customer's financial condition, usually without requiring collateral. Should any of our larger customers experience financial difficulties, we could curtail business with such customers or assume more credit risk relating to such customers' receivables. Our inability to collect on our trade accounts receivable relating to such customers could have a material adverse effect on the amount of revenues that we receive.

        We do not maintain long-term contracts with our customers and are unable to control their purchasing decisions.

        We do not maintain long-term purchasing contracts with our customers and therefore have no contractual leverage over their purchasing decisions. A decision by a major department store or other significant customer to decrease the amount of merchandise purchased from us or to cease carrying our products could have a material adverse effect on our revenues and operating strategy.

        Our ability to continue our sales growth is dependent upon the implementation of our growth strategy, which we may not be able to achieve.

        During recent years, we have experienced rapid and substantial growth in sales. Our ability to continue this growth is dependent on the successful implementation of our business strategy. This includes diversification of our product offerings, expansion of our company-owned Fossil retail and outlet locations and certain strategic acquisitions. If we are not successful in the expansion of our product offerings or our new products are not profitable or do not generate sales comparable to those of our existing businesses, our results of operations could be negatively impacted. Another element of our business strategy is to place increased emphasis on growth in selected international markets. If our brand names and products do not achieve a high degree of consumer acceptance in these markets, our revenues could be adversely affected.

        We also operate stores under the FOSSIL brand and have historically expanded our company-owned FOSSIL retail and outlet locations to further strengthen our brand image. As of December 31, 2005, we operated 171 stores, with a majority of the stores located in the United States. The costs associated with leasehold improvements to current stores and the costs associated with opening new stores could materially increase our costs of operation, particularly if we decide to open more stores on a yearly basis than our historical averages.

        We could be negatively impacted if we fail to successfully integrate the businesses we acquire.

        As part of our growth strategy, we have made certain acquisitions, domestically and internationally, including acquisitions of FOSSIL stores operated under license agreements, acquisitions of certain watch brands, and acquisitions of independent distributors of our products. The integration of these and future acquisitions may not be successful or generate sales increases. When we have acquired businesses, we have acquired businesses that we believe could enhance our business opportunities and our growth prospects. All acquisitions involve risks that could materially adversely affect our business and operating results. These risks include:

  •
  distracting management from our business operations;

  •
  losing key personnel and other employees;

  •
  costs, delays, and inefficiencies associated with integrating acquired operations and personnel;

  •
  the impairment of acquired assets and goodwill; and

  •
  acquiring the contingent and other liabilities of the businesses we acquire.

        In addition, acquired businesses may not provide us with increased business opportunities, or result in the growth that we anticipate. Furthermore, integrating acquired operations is a complex, time-consuming, and expensive process. Combining acquired operations with us may result in lower overall operating margins, greater stock price volatility, and quarterly earnings fluctuations. Cultural incompatibilities, career uncertainties, and other factors associated with such acquisitions may also result in the loss of employees. Failure to acquire and successfully integrate complementary practices, or failure to achieve the business synergies or other anticipated benefits, could materially adversely affect our business and results of operations.

        Our competitors are established companies that have greater experience than us in a number of crucial areas, including design and distribution.

        There is intense competition in each of the businesses in which we compete. Our moderately priced watch business competes with a number of established manufacturers, importers and distributors such as Guess?, Anne Klein II, Kenneth Cole and Swatch. Our fine premium branded and designer watch business competes with a number of established manufacturers, importers and distributors such as Gucci, Rado, Raymond Weil, Seiko and Swiss Army. In addition, our leather goods, sunglass, jewelry and apparel businesses compete with a large number of established companies that have significantly greater experience than us in designing, developing, marketing and distributing such products. In all of our businesses, we compete with numerous manufacturers, importers and distributors who may have significantly greater financial, distribution, advertising and marketing resources than us. Our competitors include distributors that import watches, accessories and apparel from abroad, domestic companies that have established foreign manufacturing relationships and companies that produce accessories and apparel domestically. Our results of operations and market position may be adversely affected by our competitors and their competitive pressures in the watch, fashion accessory and apparel industries.

        We have key facilities in the United States and overseas, the loss or regulation of any of which could harm our business.

        Our administrative and distribution operations in the United States are conducted primarily from four separate facilities located in the Dallas, Texas area. Our operations internationally are conducted from various administrative, distribution and manufacturing facilities outside of the United States, particularly in Germany, Hong Kong and Switzerland. The complete or temporary loss of use of all or part of these facilities could have a material adverse effect on our business.

        Our warehouse and distribution facilities in Dallas and Richardson, Texas are operated in a special purpose subzone established by the U.S. Department of Commerce Foreign Trade Zone Board. Although the subzone allows us certain tax advantages, the subzone is highly regulated by the U.S.

Customs Service. This level of regulation may cause disruptions or delays in the distribution of our products out of these facilities. Under some circumstances, the U.S. Customs Service has the right to shut down the entire subzone and, therefore, our entire warehouse and distribution facilities. During the time that the subzone is shut down, we may be unable to meet adequately the supply requests of our customers and our retail locations, which could have an adverse effect on our sales, relationships with our customers, and results of operation, especially if the shut down were to occur during our third or fourth quarter.

        Our implementation of a new enterprise resource planning system could disrupt our computer system and divert management time.

        We have recently implemented an enterprise resource planning system from SAP AG, a German software company. Over the next few years, we intend to replace our existing enterprise resource planning systems and other principal financial systems with software systems provided by SAP AG. We implemented the new enterprise resource planning system in our U.S., Canada, Germany and France locations and over the next few years intend to replace our existing enterprise resource planning systems and principal financial systems at certain of our international subsidiaries with software systems provided by SAP AG. Our current expansion plans may place significant strain on our management, working capital, financial and management control systems and staff. The failure to maintain or upgrade financial and management control systems, to recruit additional staff or to respond effectively to difficulties encountered during expansion could have a material adverse effect on our ability to respond to trends in our target markets, market our products and meet customer deadlines. The sustained disruption or failure of our systems due to force majeure or as part of an upgrade, conversion or other systems maintenance could result in the same adverse effects.

        Changes in the mix of product sales demand could negatively impact our gross profit margins.

        Our gross profit margins are impacted by our sales mix. Both international and licensed watch sales generally provide gross margins in excess of our historical consolidated gross profit margin, while accessory products generally provide gross profit margins below our historical consolidated gross profit margin. If future sales from our international businesses and licensed watch businesses do not increase at a faster rate than our domestic accessory business, our gross profit margins may grow at a slower pace, cease to grow, or decrease relative to our historical consolidated gross profit margin.

        Our industry is subject to pricing pressures that may adversely impact our financial performance.

        We manufacture many of our products offshore because such products generally cost less to make, primarily because labor costs are lower. Many of our competitors also source their product requirements offshore to achieve lower costs, possibly in locations with lower costs than our offshore operations, and those competitors may use these cost savings to reduce prices. To remain competitive, we must adjust our prices from time to time in response to these industry-wide pricing pressures. Our financial performance may be negatively affected by these pricing pressures if:

  •
  we are forced to reduce our prices and we cannot reduce our production costs; or

  •
  our production costs increase and we cannot increase our prices.

        Our failure or inability to protect or enforce our intellectual property may harm our business.

        Our trademarks, patents and other intellectual property rights are important to our success and competitive position. We are devoted to the establishment and protection of our trademarks, patents and other intellectual property rights in those countries where we believe it is important to our ability to sell our products. However, we cannot be certain that the actions we have taken will result in enforceable rights, will be adequate to protect our products in every country where we may want to sell our products, will be adequate to prevent imitation of our products by others or will be adequate to prevent others from seeking to prevent sales of our products as a violation of the trademarks, patents or other intellectual property rights of others. The inability or failure to obtain trademark, patent or other intellectual property rights could materially harm our business.

        Additionally, we rely on the patent, trademark and other intellectual property laws of the United States and other countries to protect our proprietary rights. Even if we are successful in obtaining appropriate trademark, patent and other intellectual property rights, we may be unable to prevent third parties from using our intellectual property without our authorization, particularly in those countries where the laws do not protect our proprietary rights as fully as in the United States. Because we sell our products internationally and are dependent on foreign manufacturing in Hong Kong and China, we are significantly dependent on foreign countries to protect our intellectual property. The use of our intellectual property or similar intellectual property by others could reduce or eliminate any competitive advantage we have developed, causing us to lose sales or otherwise harm our business. Further, if it became necessary for us to resort to litigation to protect our intellectual property rights, any proceedings could be burdensome and costly and we may not prevail.

        Our products may infringe the intellectual property rights of others, which may cause us to incur unexpected costs or prevent us from selling our products.

        We cannot be certain that our products do not and will not infringe the intellectual property rights of others. We may be subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of the intellectual property rights of third parties by us or our customers in connection with their use of our products. Any such claims, whether or not meritorious, could result in costly litigation and divert the efforts of our personnel. Moreover, should we be found liable for infringement, we may be required to enter into licensing agreements (if available on acceptable terms or at all) or to pay damages and cease making or selling certain products. Moreover, we may need to redesign or rename some of our products to avoid future infringement liability. Any of the foregoing could cause us to incur significant costs and prevent us from manufacturing or selling our products.

        An increase in product returns could negatively impact our operating results.

        We recognize revenues as sales when merchandise is shipped and title transfers to the customer. We permit the return of damaged or defective products and accept limited returns and will request that a customer return a product if we feel the customer has an excess of any style that we have identified as being a poor performer for that customer or geographic location. Accordingly, we provide allowances for the estimated amounts of these returns at the time of revenue recognition based on historical experience. Any significant increase in product damages or defects and the resulting credit returns could have a material adverse impact on our operating results for the period or periods in which such returns materialize.

        There are inherent limitations in all control systems, and misstatements due to error or fraud may occur and not be detected.

        We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002. These provisions provide for the identification of material weaknesses in internal control over financial reporting, which is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls and disclosure controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions, such as growth of the company or increased transaction volume, or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

        In addition, discovery and disclosure of a material weakness, by definition, could have a material adverse impact on our financial statements. Such an occurrence could discourage certain customers or suppliers from doing business with us, cause downgrades in our debt ratings leading to higher borrowing costs, and affect how our stock trades. This could in turn negatively affect our ability to access public debt or equity markets for capital.

Factors Relating to Our International Operations

        Factors affecting international commerce and our international operations may seriously harm our financial condition.

        We generate a significant portion of our revenues from outside of the United States, and we anticipate that revenue from our international operations could account for an increasingly larger portion of our revenues. Our international operations are directly related to, and dependent on, the volume of international trade and foreign market conditions. International commerce and our international operations are subject to many risks, some of which are discussed in more detail below, including:

  •
  recessions in foreign economies;

  •
  the adoption and expansion of trade restrictions;

  •
  limitations on repatriation of earnings;

  •
  difficulties in protecting our intellectual property or enforcing our intellectual property rights under the laws of other countries;

  •
  longer receivables collection periods and greater difficulty in collecting accounts receivable;

  •
  difficulties in managing foreign operations;

  •
  social, political and economic instability;

  •
  unexpected changes in regulatory requirements;

  •
  our ability to finance foreign operations;

  •
  tariffs and other trade barriers; and

  •
  U.S. government licensing requirements for exports.

The occurrence or consequences of any of these risks may restrict our ability to operate in the affected regions and decrease the profitability of our international operations, which may seriously harm our financial condition.

        We depend on independent distributors to sell our products in certain international markets.

        We sell our products in certain international markets mainly through independent distributors. If a distributor fails to meet annual sales goals, it may be difficult and costly to locate an acceptable substitute distributor. If a change in our distributors becomes necessary, we may experience increased costs, as well as a substantial disruption in, and a resulting loss of, sales.

        Foreign currency fluctuations could adversely impact our financial condition.

        We generally purchase our products in U.S. dollars. However, we source a significant amount of our products overseas and, as such, the cost of these products purchased by our subsidiaries may be affected by changes in the value of the currencies, including the Australian Dollar, British Pound, Canadian Dollar, Chinese Yuan, Euro, Japanese Yen, Malaysian Ringgit and Singapore Dollar. Due to our dependence on manufacturing operations in China, changes in the value of the Chinese Yuan may have a material impact on our supply channels and our manufacturing costs, including component and assembly costs. Changes in the currency exchange rates may also affect the relative prices at which we and our foreign competitors sell products in the same market. Although we utilize forward contracts to mitigate foreign currency risks (mostly relating to the Euro and the British Pound), if we are unsuccessful in mitigating these risks, foreign currency fluctuations may have a material adverse impact on the results of our operations.

        Because we are dependent on foreign manufacturing we are vulnerable to changes in economic and social conditions in Asia and disruptions in international travel and shipping.

        Because a substantial portion of our watches and certain of our handbags, sunglasses and other products are manufactured in Hong Kong and China, our success will depend to a significant extent upon future economic and social conditions existing in Hong Kong and China. If the manufacturing sources in Hong Kong and China were disrupted for any reason, we would need to arrange for the manufacture and shipment of products by alternative sources. Because the establishment of new manufacturing relationships involves numerous uncertainties, including those relating to payment terms, costs of manufacturing, adequacy of manufacturing capacity, quality control and timeliness of delivery, we are unable to predict whether such relationships would be on terms that we regard as satisfactory. Any significant disruption in our relationships with our manufacturing sources located in Hong Kong and China would have a material adverse effect on our ability to manufacture and distribute our products. Restrictions on travel to and from these and other regions, similar to those imposed during the outbreak of Severe Acute Respiratory Syndrome in 2003, commonly known as SARS, and any delays or cancellations of customer orders or the manufacture or shipment of our products on account of SARS or other syndromes could have a material adverse effect on our ability to meet customer deadlines and timely distribute our products in order to match consumer tastes.

        Risks associated with foreign government regulations and U.S. trade policy may affect our foreign operations and sourcing.

        Our businesses are subject to risks generally associated with doing business abroad, such as foreign governmental regulation in the countries in which our manufacturing sources are located, primarily Hong Kong and other parts of China. While we have not experienced any material issues with foreign governmental regulations that would impact our arrangements with our foreign manufacturing sources, we believe that this issue is of particular concern with regard to China due to the less mature nature of the Chinese market economy and the historical involvement of the Chinese government in industry. If regulation were to render the conduct of business in a particular country undesirable or impracticable, or if our current foreign manufacturing sources were for any other reason to cease doing business with us, such a development could have a material adverse effect on our product sales and on our supply, manufacturing and distribution channels.

        Our business is also subject to the risks associated with U.S. and foreign legislation and regulations relating to imports, including quotas, duties, tariffs or taxes, and other charges or restrictions on imports, which could adversely affect our operations and our ability to import products at current or increased levels. We cannot predict whether additional U.S. and foreign customs quotas, duties (including antidumping or countervailing duties), tariffs, taxes or other charges or restrictions, requirements as to where raw materials must be purchased, additional workplace regulations or other restrictions on our imports will be imposed upon the importation of our products in the future or adversely modified, or what effect such actions would have on our costs of operations. For example, our products imported to the United States are subject to U.S. customs duties and, in the ordinary course of our business, we may from time to time be subject to claims by the U.S. Customs Service for duties and other charges. Factors that may influence the modification or imposition of these restrictions include the determination by the U.S. Trade Representative that a country has denied adequate intellectual property rights or fair and equitable market access to U.S. firms that rely on intellectual property, trade disputes between the United States and a country that leads to withdrawal of "most favored nation" status for that country and economic and political changes within a country that are viewed unfavorably by the U.S. government. Future quotas, duties or tariffs may have a material adverse effect on our business, financial condition and results of operations. Future trade agreements could also provide our competitors with an advantage over us, or increase our costs, either of which could have a material adverse effect on our business, results of operations and financial condition. Substantially all of our import operations are subject to:

  •
  quotas imposed by bilateral textile agreements between the countries where our apparel-producing facilities are located and foreign countries; and

  •
  customs duties imposed by the governments where our apparel-producing facilities are located on imported products, including raw materials.

        Our apparel-producing operations are also subject to the effects of international trade agreements and regulations such as the North American Free Trade Agreement, and the activities and regulations of the World Trade Organization, referred to as the WTO. Generally, such trade agreements benefit our apparel business by reducing or eliminating the duties and/or quotas assessed on products manufactured in a particular country. However, trade agreements can also impose requirements that negatively impact our apparel business, such as limiting the countries from which we can purchase raw materials and setting quotas on products that may be imported into the United States from a particular country. In addition, the WTO may commence a new round of trade negotiations that liberalize textile trade. This increased competition could have a material adverse effect on our business, results of operations and financial condition.

Risks Relating to Our Common Stock

        Many factors may cause our net revenues, operating results and cash flows to fluctuate and possibly decline which may result in declines in our stock price.

        Our net revenues, operating results and cash flows may fluctuate significantly because of a number of factors, many of which are outside of our control. These factors may include, but may not be limited to, the following:

  •
  fluctuations in market demand for our products;

  •
  increased competition and pricing pressures;

  •
  our ability to anticipate changing customer demands and preferences;

  •
  our failure to efficiently manage our inventory levels;

  •
  our inability to manage and maintain our debt obligations;

  •
  seasonality in our business;

  •
  changes in our, and our competitors', business strategy or pricing;

  •
  the timing of certain general and administrative expenses;

  •
  completing acquisitions and the costs of integrating acquired operations;

  •
  international currency fluctuations, operating challenges and trade regulations;

  •
  acts of terrorism or acts of war; and

  •
  government regulation.

        One or more of the foregoing factors, as well as any other risk factors discussed in this Annual Report on Form 10-K, may cause our operating expenses to be unexpectedly high or result in a decrease in our revenue during any given period. If these or any other variables or unknowns were to cause a shortfall in revenues or earnings, an increase in our operating costs or otherwise cause a failure to meet public market expectations, our stock price may decline and our business could be adversely affected.

        Two principal stockholders own a significant amount of our outstanding common stock.

        Mr. Kosta Kartsotis, our President and CEO, and Mr. Tom Kartsotis, the Chairman of our Board of Directors, each own a substantial amount of our common stock. As a result, they are in a position to significantly influence the outcome of elections of our directors, the adoption, amendment or repeal of our bylaws and any other actions requiring the vote or consent of our stockholders, and to otherwise influence our affairs.

        Our organizational documents contain anti-takeover provisions that could discourage a proposal for a takeover of us.

        Our certificate of incorporation and bylaws, as well as the General Corporation Law of the State of Delaware, contain provisions that may have the effect of discouraging a proposal for a takeover of us. These include a provision in our certificate of incorporation authorizing the issuance of "blank check" preferred stock, the division of our Board of Directors into three classes to be elected on a staggered basis, one class each year, provisions in our bylaws establishing advance notice procedures with respect to certain stockholder proposals, and provisions requiring that action taken to remove a director without cause be approved either by an 80% vote of the Board of Directors or an 80% vote of the stockholders. Our bylaws may be amended by a vote of 80% of the Board of Directors, subject to repeal by a vote of 80% of the stockholders. In addition, Delaware law limits the ability of a Delaware corporation to engage in certain business combinations with interested stockholders. Finally, Messrs. Kartsotis have the ability, by virtue of their stock ownership, to significantly influence a vote regarding a change in control of us.

        Future sales of our common stock in the public market could adversely affect our stock price.

        Mr. Kosta Kartsotis and Mr. Tom Kartsotis each own a substantial amount of our common stock. The shares beneficially owned by Mr. Kosta Kartsotis and Mr. Tom Kartsotis may be sold in the open market in the future, subject to any volume restrictions and other limitations under the Securities Act of 1933 and Rule 144 thereunder. We may also decide to file a registration statement enabling Messrs. Kartsotis to sell additional shares. Any sales by Messrs. Kartsotis of substantial amounts of our common stock in the open market, or the availability of their shares for sale, could adversely affect the price of our common stock. The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that those sales could occur. These sales or the possibility that they may occur also could make it more difficult for us to raise funds in any equity offering in the future at a time and price that we deem appropriate.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Company Facilities.    As of the end of fiscal year 2005, we owned or leased the following material facilities in connection with our domestic and international operations:

Location	Use	Square Footage	Owned / Leased
Richardson, Texas	Corporate headquarters	190,000	Owned
Richardson, Texas	Warehouse and distribution	138,000	Owned
Richardson, Texas	Office	131,541	Owned
Dallas, Texas	Office, warehouse and distribution	517,500	Owned
Eggstätt, Germany	Office, warehouse and distribution	230,000	Owned
New York, New York	General office and showroom	26,552	Lease expiring in 2016
China	Manufacturing	60,000	Lease expiring in 2010
China	Manufacturing	110,231	Lease expiring in 2008
China	Manufacturing	34,000	Lease expiring in 2011

        We also lease certain manufacturing and/or office, warehouse and/or distribution facilities in Atlanta, Georgia; Chicago, Illinois; Los Angeles, California; Miami, Florida; Switzerland; Sweden; Taiwan; Hong Kong; Malaysia; the United Kingdom; Australia; Japan and Italy and own an office, warehouse and watch repair facility in France.

        Apparel Retail Store Facilities.    As of the end of fiscal year 2005, we had entered into 30 lease agreements for retail space at prime locations in the United States for the sale of our apparel line and certain of our accessory products, which includes one lease for one new store that is scheduled to open in fiscal year 2006. The leases, including renewal options, expire at various times from 2010 to 2015. The leases provide for minimum annual rentals and, in certain cases, for the payment of additional rent when sales exceed specified net sales amounts. We are also required to pay our pro rata share of the common area maintenance costs, including real estate taxes, insurance, maintenance expenses and utilities.

        Accessory Retail Store Facilities.    As of the end of fiscal year 2005, we had entered into 42 lease agreements for retail space at prime locations in the United States for the sale of our full assortment of accessory products, which include leases for four new stores, three of which are our Modern Watch stores, that are scheduled to open in fiscal year 2006. The leases, including renewal options, expire at various times from 2006 to 2015. The leases provide for minimum annual rentals and, in certain cases, for the payment of additional rent when sales exceed specified net sales amounts. We are also required to pay our pro rata share of the common area maintenance costs, including real estate taxes, insurance, maintenance expenses and utilities.

        Outlet Store Facilities.    We also lease retail space at selected outlet centers throughout the United States for the sale of our products. As of the end of fiscal year 2005, we had entered into 75 such leases, which include leases for four new stores that are scheduled to open in fiscal year 2006. The leases, including renewal options, expire at various times from 2006 to 2015, and provide for minimum annual rentals and for the payment of additional rent based on a percentage of sales above specified net sales amounts. We are also required to pay our pro rata share of the common area maintenance costs at each outlet center, including, real estate taxes, insurance, maintenance expenses and utilities.

        International Store Facilities.    As of the end of fiscal year 2005, we operated 32 retail stores, including four multi-brand stores in Switzerland and one outlet store, in various international markets, including the Netherlands, the United Kingdom, Canada, Germany, Switzerland, Singapore and Australia.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of our stockholders during the fourth quarter of fiscal year 2005.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our Common Stock is listed on the Nasdaq National Market under the symbol "FOSL." Quotation of our Common Stock began on the Nasdaq National Market on April 8, 1993.

        The following table sets forth the range of quarterly high and low sales prices per share of our Common Stock on the Nasdaq National Market for the fiscal years ended December 31, 2005 and January 1, 2005. Such prices have been adjusted to reflect a three-for-two stock split of our Common Stock effected as a fifty percent (50%) stock dividend paid on April 8, 2004.

	High	Low
Fiscal year beginning January 2, 2005:
First Quarter	$28.950	$23.970
Second Quarter	25.910	18.900
Third Quarter	25.080	17.820
Fourth Quarter	22.090	14.960
Fiscal year beginning January 4, 2004:
First Quarter	$23.300	$17.680
Second Quarter	27.970	21.940
Third Quarter	32.370	21.750
Fourth Quarter	32.250	23.350

        As of March 6, 2006, there were 161 holders of record, although we believe that the number of beneficial owners is much larger.

        Cash Dividend Policy.    We did not pay any cash dividends in 2004 or 2005. We expect that we will retain all available earnings generated by our operations for the development and growth of our business and common stock buyback programs and do not anticipate paying any cash dividends in the foreseeable future. Any future determination as to a cash dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition and future prospects and such other factors as our Board of Directors may deem relevant.

        The table below sets forth the information with respect to purchases made by or on behalf of us or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our Common Stock during the fourth quarter of our fiscal year ended December 31, 2005.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Month #1 (October 2, 2005 to October 29, 2005)	—	N/A	—	677,673
Month #2 (October 30, 2005 to November 26, 2005)	700,000	$20.1049	700,000	3,477,673
Month #3 (November 27, 2005 to December 31, 2005)	2,546,602	$20.4360	2,546,602	1,433,771
Total	3,246,602	$20.3646	3,246,602	1,433,771

(1)
No shares were purchased other than through publicly announced plans or programs as described below during the fourth quarter of the fiscal year ended December 31, 2005.

(2)
On May 13, 2005, we announced that our Board of Directors had approved a share repurchase program, pursuant to which up to 1,000,000 shares of our Common Stock may be repurchased. In addition, on November 8, 2005, we announced that our Board of Directors had approved an additional stock repurchase program, pursuant to which up to 3,500,000 additional shares of our Common Stock may be repurchased. The 3,500,000 share repurchase program was completed on January 17, 2006. On December 1, 2005, Mr. Kosta N. Kartsotis, who may be considered an "affiliated purchaser" (as defined in Rule 10b-18 (a)(3) under the Securities Exchange Act of 1934), entered into a stock purchase trading plan which covered the purchase of up to 500,000 shares of our Common Stock. As of December 31, 2005, 179,602 shares had been purchased pursuant to the plan. The plan was completed on February 24, 2006.

        The information under the heading "Equity Compensation Plan Information" in our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report, is incorporated into Item 12 of this report by reference.

  Recent Sales of Unregistered Securities

        We had no sales of unregistered securities during the fourth quarter of fiscal year 2005.

Item 6.    Selected Financial Data

        The following information should be read in conjunction with our consolidated financial statements and notes thereon. Reclassification of certain prior years amounts have been made to conform to the 2005 presentation.

Fiscal Year	2005		2004		2003	2002	2001
	IN THOUSANDS, EXCEPT PER SHARE DATA
Net Sales	$1,040,468		$959,960		$781,175	$663,338	$545,541
Gross Profit	533,707		504,041		399,023	333,003	271,290
Operating Income	109,392		135,359		108,808	95,930	76,854
Income before taxes	103,564		141,102		109,471	95,979	72,804
Net income	78,059		90,569		68,335	58,907	43,683	(4)
Earnings per share:(3)
Basic	1.10	(1)	1.28	(2)	0.98	0.85	0.64	(4)
Diluted	1.07	(1)	1.22	(2)	0.93	0.81	0.62	(4)
Weighted average common and common equivalent shares outstanding:(3)
Basic	70,834		70,672		69,817	68,990	67,877
Diluted	73,209		74,462		73,182	72,357	70,290
Working capital	$320,069		$367,133		$313,561	$241,177	$163,280
Total assets	744,746		787,793		587,541	482,526	380,863
Long-term debt	—		—		—	—	—
Stockholders' equity	526,149		524,000		423,426	340,541	264,023
Return on average stockholders' equity	14.5%		19.4%		18.4%	19.9%	18.3%

(1)
Includes a one time tax benefit of $12 million related to the repatriation of subsidiary earnings which were not considered permanently invested pursuant to the American Jobs Creation Act of 2004. Excluding this benefit, net income, basic earnings per share and diluted earnings per share would have been approximately $66 million, $0.93, and $0.90, respectively.

(2)
Includes one time after tax charges related to cumulative rent expense adjustments and settlement of a supplier claim of $2.0 million and $550,000 respectively. Excluding these one-time charges, net income, basic earnings per share and diluted earnings per share were $93.1 million, $1.32 and $1.25, respectively.

(3)
All share and per share price data have been adjusted to reflect three-for-two stock splits effected in the form of stock dividends paid on June 7, 2002, and April 8, 2004.

(4)
Includes a $2.9 million one-time after tax charge which reflects the write-off of the carrying value of our investment in SII Marketing International, Inc. as a result of our decision to terminate our equity participation in this joint venture relationship. Excluding this one-time charge, net income, basic earnings per share and diluted earnings per share were $46.5 million, $0.69 and $0.66, respectively.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary

        We are a design, development, marketing and distribution company that specializes in consumer products predicated on fashion and value. Since our inception in 1984, we have grown into a global watch and accessory company with a well-recognized branded portfolio delivered over an extensive distribution network. Our principle offerings include an extensive line of watches sold under our proprietary brands as well as brands licensed from some of the most prestigious companies in the world. We also offer complementary lines of small leather goods, belts, handbags and sunglasses under our proprietary FOSSIL and RELIC brands and jewelry under the FOSSIL, EMPORIO ARMANI and MICHELE brands. In addition, beginning in March 2006, we plan to commence distribution of a line of fashion jewelry under the DIESEL brand. Our centralized infrastructure in design/development and production/sourcing allows us to leverage the strength of our branded watch and jewelry portfolio over an extensive global distribution network.

        Our products are sold primarily to department stores and specialty retail stores in over 90 countries worldwide through company-owned foreign sales subsidiaries and through a network of approximately 58 independent distributors. Our leather and sunglass products are primarily sold through U.S. department stores. Our foreign operations include wholly or majority-owned subsidiaries in Australia, Canada, France, Germany, Hong Kong, Italy, Japan, Malaysia, Mexico, the Netherlands, Norway, Singapore, Sweden, Switzerland, Taiwan and the United Kingdom. In addition, our products are offered at company-owned retail locations, located in the United States and certain international markets, and authorized FOSSIL retail stores and kiosks located in several major airports, on cruise ships and in certain international markets. Our expansion of our product lines worldwide and leveraging of our infrastructure have contributed to our operating profits and increasing net sales.

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

        Product Returns.    We accept limited returns and will request that a customer return a product if we feel the customer has an excess of any style that we have identified as being a poor performer for that customer or geographic location. We continually monitor returns and maintain a provision for estimated returns based upon historical experience and any specific issues identified. While returns have historically been within management's expectations and the provisions established, future return rates may differ from those experienced in the past. Any significant increase in returns based on poor performance and product damages or defects and the resulting credit returns could have an adverse impact on the operating results for the period or periods in which such returns materialize.

        Bad Debt.    We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by the review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues identified. While such credit losses have historically been within our expectations and the provisions established, future credit losses may differ from those experienced in the past.

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

        Long-lived Asset Impairment.    We test for asset impairment of property, plant and equipment and intangibles other than tradenames whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable from estimated future cash flows. We apply Statements of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in order to determine whether or not an asset is impaired. When undiscounted cash flows estimated to be generated through the operations of our company owned retail stores are less than the carrying value of the underlying assets, impairment losses are recorded in selling and distribution expenses. Should actual results or market conditions differ from those anticipated, additional losses may be recorded.

        Impairment of Goodwill and Tradenames.    We evaluate goodwill for impairment annually by comparing the fair value of the reporting unit to the book value. The fair value of our reporting units is estimated using discounted cash flow methodologies and market comparable information. Based on the analysis, if the estimated fair value of each reporting unit exceeds the book value of the reporting unit, no impairment loss is recognized. In the fourth quarter of fiscal year 2005 and 2004, we performed the required annual impairment test and determined that no goodwill impairment existed. We evaluate tradenames annually by comparing the fair value of the asset to the book value. The fair value of the asset is estimated using discounted cash flow methodologies. In the fourth quarter of fiscal year 2005, we performed the required annual impairment test and determined that no tradename impairment existed.

        New Accounting Standards.    In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, ("SFAS 123") and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS 123R, public companies will be required to measure the cost of services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an award recipient is required to provide service in exchange for the award. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and retroactive adoption options. We adopted SFAS 123R on January 1, 2006 using the modified prospective method. Under this method, we will recognize compensation cost, on a prospective basis, for the portion of outstanding awards for which the requisite service has not yet been rendered as of January 1, 2006, based upon the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosure purposes. We expect that the adoption of SFAS 123R will reduce our fiscal 2006 operating income by approximately $2.2 million based upon the number of unvested options at the beginning of the year excluding any that might be granted during 2006.

        Prior to the opening of the Nasdaq National Market on November 16, 2005, the Compensation Committee of our Board of Directors approved the accelerated vesting of all unvested and "out-of-the-money" non-qualified and incentive stock options previously awarded to current employees, including officers, during the period beginning on February 23, 2004 and ending on March 8, 2005 (the "Acceleration Period") under our 2004 Long-Term Incentive Plan. Additionally, on November 30, 2005, our Board of Directors approved the accelerated vesting of all unvested and "out-of-the-money"

non-qualified stock options previously awarded to our nonemployee directors on January 1, 2005, under the 1993 Nonemployee Director Stock Option Plan.

        The exercise prices for options granted during the Acceleration Period ranged from $19.13 to $30.22, with a weighted average exercise price of $22.77. The accelerated options represented approximately 84.3 percent of the total of all of our unvested outstanding options. As a result of these accelerations of employee and nonemployee director options, we expect to reduce the stock option expense that otherwise would be required to be recorded in connection with the accelerated options by approximately $15.1 million over the original option vesting period which includes fiscal years 2006 through 2010.

        The decision to accelerate the vesting of these employee and non-employee director options, which our Compensation Committee and Board of Directors believes is in the best interest of the Company, our stockholders, and employees, was made primarily to reduce non-cash compensation expense that would have been recorded in the income statement in future periods upon the adoption of SFAS 123R beginning in January 2006. In addition, because these options have exercise prices in excess of current market values, they are not fully achieving their original objectives of incentive compensation and employee and director retention.

        In November 2004, the FASB issued SFAS No. 151, Inventory Costs—An Amendment of ARB No. 43, Chapter 4 ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing ("ARB 43"), to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB 43. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. We adopted SFAS 151 beginning on January 1, 2006. The adoption of SFAS 151 did not have a material impact on our consolidated results of operations or financial condition.

        In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS 153 on January 1, 2006, did not have a material impact on our consolidated results of operations or financial condition.

        In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, Accounting for Conditional Assets Retirement Obligations—An Interpretation of FASB Statement No. 143, ("FIN 47"). FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 and therefore is applicable to the year ended December 31, 2005. The adoption of FIN 47 did not have a material impact on our consolidated results of operations or financial condition.

Results of Operations

        The following table sets forth, for the periods indicated, (i) the percentages of our net sales represented by certain line items from our consolidated statements of income and (ii) the percentage changes in these line items between the years indicated.

Fiscal Year	2005	Percentage change from 2004	2004	Percentage change from 2003	2003
Net sales	100.0%	8.4%	100.0%	22.9%	100.0%
Cost of sales	48.7	11.2	47.5	19.3	48.9

Gross profit	51.3	5.9	52.5	26.3	51.1
Operating expenses	40.8	15.1	38.4	27.0	37.2

Operating income	10.5	(19.2)	14.1	24.4	13.9
Interest expense	—	—	—	—	—
Other (expense) income—net	(0.5)	(195.5)	0.6	696.3	0.1

Income before income taxes	10.0	(26.6)	14.7	28.9	14.0
Income taxes	2.5	(49.5)	5.3	22.8	5.3

Net income	7.5%	(13.8)%	9.4%	32.5%	8.7%

        The following table sets forth certain components of our consolidated net sales and the percentage relationship of the components to consolidated net sales for the fiscal year indicated:

	Amounts in millions			Percentage of total
Fiscal Year
	2005	2004	2003	2005	2004	2003
International:
Europe	$313.7	$306.9	$258.1	30.1%	31.9%	33.1%
Other	142.1	127.2	82.0	13.7%	13.3%	10.5%

Total international	455.8	434.1	340.1	43.8%	45.2%	43.6%
Domestic:
Watch products	245.2	241.9	205.7	23.6%	25.2%	26.3%
Other products	184.5	153.8	131.3	17.7%	16.0%	16.8%

Total domestic	429.7	395.7	337.0	41.3%	41.2%	43.1%
Retail worldwide	155.0	130.2	104.1	14.9%	13.6%	13.3%

Total net sales	$1,040.5	$960.0	$781.2	100.0%	100.0%	100.0%

Fiscal 2005 compared to fiscal 2004

        Net sales.    The following table is intended to illustrate by factor the total year-over-year percentage change in sales by segment and on a consolidated basis:

Analysis of Percentage Change in Sales Versus Prior Year
Attributable to Changes in the Following Factors

	Exchange Rates	Acquisitions	Organic Growth	Total Change
Europe	(1)%	1%	2%	2%
Other international	1	4	7	12
Domestic wholesale	—	2	7	9
Retail worldwide	—	—	19	19
Total	—%	2%	7%	8%

        International Net Sales.    The following discussion excludes the impact on sales growth attributable to foreign currency rate changes and acquisitions as noted in the above table. European sales growth was driven by sales volume increases in FOSSIL jewelry and DIESEL, DKNY and BURBERRY watches. These increases were partially offset by sales volume declines in FOSSIL and EMPORIO ARMANI watches. The sales volume growth in FOSSIL jewelry was mainly attributable to further penetration of the line in Germany as well as recent expansion into new European markets, primarily Italy and the United Kingdom. Net sales increases in DIESEL, DKNY and BURBERRY watches were primarily related to further penetration within existing markets as these brands continue to gain recognition. FOSSIL and EMPORIO ARMANI sales decreases are primarily the result of declines in the sales of core styles and weak consumer response to new styles launched during 2005 and our belief that the watch category in general experienced declines during 2005. Growth from other international sales, which include our Canada and Asia Pacific distribution businesses and export sales from the United States, was led by sales volume increases in our EMPORIO ARMANI, DIESEL and BURBERRY watch businesses primarily resulting from expansion of these brands into additional retail locations. Fiscal 2005 net sales growth in our other international segment was negatively impacted by an approximate $4.7 million prior year special market sale that occurred in 2004.

        We believe the global recognition of our branded portfolio of watches positions us as a significant resource to retailers throughout the international marketplace. Our strategy is not to force any one brand into a specific market, but rather allow the market to dictate which brands are important based upon consumer preference. We further believe our global distribution network and design and marketing capabilities will allow us to acquire additional brands that will position us for further penetration internationally as we continue to take shelf space from lesser known local and regional brands. As an example, we anticipate the launch of the newly-acquired ADIDAS licensed watch business in early 2006 will further advance our product offering and allow for long-term leverage of our existing distribution infrastructure outside the United States, further strengthening our competitive advantage. Furthermore, we believe our jewelry businesses, including FOSSIL, EMPORIO ARMANI, MICHELE and soon to be launched DIESEL, will allow us to further leverage our customer base and infrastructure within the international markets. For 2006, assuming foreign currency rates remain near their existing levels relative to the U.S. dollar, our management believes the international segment will continue to grow with even more pronounced growth in the Asia Pacific markets due to the lower level of penetration we have in this region.

        Domestic Net Sales.    Excluding the impact on sales growth attributable to acquisitions, domestic watch sales decreased 2.1% principally as a result of a 10% decline in FOSSIL watch sales and a 17.6% decline in RELIC watch sales. These decreases were partially offset by growth in our mass market business that launched in mid-2004. We believe that the decrease in sales of FOSSIL and RELIC watches is primarily due to a cyclical shift in consumer discretionary spending patterns away from the watch category during 2005. Over the longer-term, our management believes that consumer spending will cycle back to the fashion watch category and, until then, we will continue to review opportunities for category and brand expansion to gain further market share. The launch of the newly acquired ADIDAS licensed watch business in 2006 and continued growth from our MICHELE, ZODIAC and existing licensed watch brands will assist in advancing our domestic watch business. During 2005, domestic sales of our accessory and sunglass businesses rose 20% resulting from sales volume growth in FOSSIL women's and men's leather products as well as RELIC sunglasses. The women's handbag category was one of the benefactors of the shift in consumer discretionary spending in 2005 allowing us to not only experience increased sales in existing locations but also expand our presence in many other accessory product lines within the same customer base. We believe the growth of the FOSSIL brand presence within U.S. department stores, including watch, accessory and sunglass products, continues to position our company as a leading supplier to the distribution channel. While our management believes sales growth for our domestic wholesale watch businesses will continue to be difficult in 2006, we expect continued strength in the accessory business. Overall our management expects the domestic wholesale segment to experience mid single-digit growth in 2006.

        Retail Worldwide Net Sales.    Net sales from our retail stores worldwide increased 19.1% during the year as a result of a 20.4% increase in the average number of stores opened during the year and comparable store sales increases of 1.1%. In comparison to the prior year, 2005 comparable store sales increases were negatively impacted by declines in our FOSSIL watch business which has historically accounted for approximately 60% to 65% of our overall retail store sales. Retail store sales were positively impacted by significant increases in sales from accessory products. We operated 171 stores at the end of the year consisting of 72 outlet and 99 full-price stores, including 31 full-price stores located outside the United States. This compares to 136 stores at the end of the prior year including 60 outlet and 76 full-price stores, including 23 stores located outside the United States. We opened 38 new stores and closed 3 stores during the year. We are currently targeting 25 to 35 new store openings in 2006 that will be dependent upon available retail spaces and lease terms that meet our requirements. A store is included in comparable store sales in the thirteenth month of operation. Stores that experience a gross square footage increase of 10% or more due to an expansion and/or relocation are removed from the comparable store sales base, but are included in total sales. These stores are returned to the comparable store sales base in the thirteenth month following the expansion and/or relocation.

        Consolidated 2006 Net Sales Growth Expectations:    For the 2006 fiscal year we are projecting net sales growth of approximately 9% with sales in the first half of fiscal 2006 expected to rise about 7%, and sales in the second half to increase by approximately 10%. This is primarily due to (i) tougher currency comparisons in the first half of the year; and (ii) the launch of new business initiatives weighted more heavily to the second half of the year.

        Gross Profit.    Gross profit margin decreased 120 basis points in 2005 to 51.3% compared to 52.5% in 2004. This margin decline can be attributed primarily to a sales mix shift between the different segments of our business. As a percentage of consolidated net sales, 2005 net sales from our international and domestic wholesale watch segment declined by 300 basis points in comparison to 2004, while our domestic accessory segment experienced a sales mix increase of 170 basis points. Historically, gross profit margins generated from our international segment and domestic watch segment are generally higher than those experienced in our domestic accessories segment. In addition, we experienced higher freight cost as a percentage of net sales primarily due to fuel surcharges that were incurred during the second half of the year. Partially offsetting these gross profit margin decreases were increased sales, as a percentage of total sales, from our higher margin producing retail store segment. Our management believes 2006 gross profit margin will be similar to levels experienced in 2005. However, gross profit margins are expected to be lower during the first half of 2006 due to unfavorable foreign currency rate comparisons and slightly higher during the second half of the year assuming foreign currency rates remain near their existing levels relative to the U.S. dollar.

        Operating Expenses.    Operating expenses increased approximately $56 million during 2005 and, as a percentage of net sales, increased to 40.8% of net sales compared to 38.4% for the prior year. Included in 2005 operating expenses is approximately $6 million related to operating expenses of businesses acquired in 2005. Excluding the operating expenses of acquired businesses, operating expense increases during 2005 primarily reflect increases in payroll related costs, advertising expense and depreciation and amortization expense. Increased payroll costs were mainly related to additional headcount to support new initiatives, including the MARC JACOBS watch launch in 2005 and the ADIDAS watch and new DIESEL and MICHELE jewelry businesses scheduled to be launched in 2006. Additional payroll cost increases were associated with the expansion of our European shared services center to support our SAP software solution roll-outs and increased headcount in our European headquarters office in Basel, Switzerland. Advertising expense, excluding the effects of expenses associated with acquired businesses, increased to $80 million. As a percentage of net sales, advertising expense remained constant with 2004 at 7.7%. Depreciation and amortization expense increases are primarily related to leasehold improvements and in-store fixturing associated with new company-owned retail store openings during 2004 and 2005, additional hardware and software additions and depreciation related to the SAP implementations in Germany and France finalized in August 2004 and May 2005, respectively. Our management anticipates 2006 operating expenses, as a percentage of net sales, to remain slightly higher than the level experienced in 2005, assuming foreign currency rates remain near their existing levels relative to the U.S. dollar. In 2006, we expect implementation of SFAS 123R, as well as additional awards granted in connection with 2006 performance reviews and future awards to be granted, to increase operating expenses by $3 million to $4 million.

        Operating Income.    Gross profit margin reductions and increased operating expenses as a percentage of net sales resulted in our operating profit margin decreasing to 10.5% in 2005 compared to 14.1% in the prior year. Our management believes operating margin for 2006 will remain relatively unchanged from 2005 on a full year basis, based on assumptions discussed above. However, as we continue to grow in the watch, jewelry and retail store segments, we believe we may continue to experience a greater percentage of our annual profits in the back half of the year. As a percent of sales, we believe operating expenses may be more significant in the first half of the year when, due to seasonality, our sales volumes are lower while our carrying costs of stores, personnel and infrastructure costs incurred in the back half of the prior year carries into 2006.

        Other Income (Expense).    Other income (expense) primarily reflects interest income from cash investments, royalty income, foreign currency transaction gains or losses, minority interest expense of our majority-owned consolidated subsidiaries, gains and losses on disposal of assets and equity in the earnings of our non-consolidated joint venture in Spain. During 2005, other income (expense) decreased unfavorably by approximately $11 million as a result of currency losses incurred in 2005 compared to currency gains experienced in 2004.

        Income Taxes.    Our effective income tax rate decreased to 24.6% during 2005 compared to 35.8% in the prior year. During 2005, pursuant to the American Jobs Creation Act of 2004 ("The Act"), we were able to repatriate $165 million of subsidiary earnings which were not considered permanently invested and as a result received an 85% dividends received deduction for these eligible dividends. Since we had previously provided for income taxes to be paid on these foreign earnings at the U.S. statutory rate of 35%, less appropriate foreign tax credits, we released approximately $18 million of our previously recorded deferred tax liabilities. This reduction, offset by the actual taxes paid on these dividends, contributed earnings of approximately $0.17 per diluted share during 2005 that will not reoccur in 2006. The repatriated funds will be used to invest in qualified expenditures in the United

States in accordance with our approved Domestic Reinvestment Plan. For 2006 our management expects our effective tax rate to approximate 37%.

        Diluted Earnings Per Share Guidance.    Our management expects Fiscal 2006 diluted earnings per share of $1.05 in comparison to 2005 diluted earnings per share of $1.07 or $0.90 per diluted share excluding tax benefits related to The Act. This guidance for 2006 reflects a $0.03 to $0.04 per diluted share negative impact from the implementation of SFAS 123R, as well as a $0.06 per diluted share benefit from a lower share count as a result of the execution of our common stock buy-back programs during 2005.

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

        International Net Sales.    The following discussion excludes the impact on sales growth attributable to foreign currency rate changes and acquisitions as noted in the above table. European sales growth was driven by sales volume increases in FOSSIL, DIESEL and DKNY watches and FOSSIL jewelry. Growth from other international sales, which include our Canada and Asia Pacific distribution businesses and export sales from the United States, was led by sales volume increases in FOSSIL, EMPORIO ARMANI, BURBERRY, DIESEL and DKNY watch businesses. Our other international segment was also positively impacted by an approximate $4.7 million special market sale.

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

        Company-Owned Retail Stores Net Sales.    Excluding the impact on sales growth attributable to foreign currency rate changes, sales from our retail stores worldwide increased 24% during the year as a result of a 14% increase in the average number of stores opened during the year and comparable store sales gains of 11%. Our management believes our double-digit comparable store growth during the year was attributable to better in-store merchandising and visual presentation. We operated 136 stores at the end of the year, consisting of 60 outlet, 31 accessory and 22 apparel stores in the United

States and 23 accessory stores located outside the United States. This compares to 119 stores at the end of the prior year, 53 outlet, 26 accessory and 18 jeanswear in the United States and 22 accessory stores located outside the United States. We opened 17 new stores during the year.

        Gross Profit.    Gross profit margin increased to 52.5% compared to 51.1% in the prior year. This margin expansion can be attributed primarily to higher international gross profit margin due to stronger foreign currencies, primarily the Euro and British Pound, and increased sales, as a percentage of total sales, from our international businesses and company-owned retail stores. Stronger foreign currencies contributed approximately 150 basis points to the overall gross profit margin increase. Sales from our international businesses and our retail stores generally provide gross profit margins in excess of our historical consolidated gross profit margin. Gross profit margins generated from our international businesses are historically higher than those experienced in the U.S., mainly due to higher average wholesale prices charged for watch products internationally and the general absence of lower margin accessory businesses offered outside the United States. Partially offsetting these gross profit margin increases were increased sales, as a percentage of total sales, from our lower margin producing RELIC watch and our new mass market businesses.

        Operating Expenses.    Operating expenses increased approximately $78 million during 2004 and, as a percentage of net sales, increased to 38.4% of net sales compared to 37.2% for the prior year. Included in 2004 operating expenses is approximately $11 million in additional costs related to the translation impact of stronger foreign currencies into U.S. dollars and approximately $11 million related to operating expenses of businesses acquired in 2004 and new product initiative costs. Excluding the effects of currency, operating expenses of acquired businesses and new initiatives, operating expense increases during 2004 primarily reflect increases in payroll related costs, advertising costs, professional fees, depreciation and amortization expense and rent expense. Increased payroll costs were mainly related to additional brand management personnel to support our global sales network, increased headcount in our information technology group primarily to support our new SAP software solution, increased staffing to support our European consolidation effort and increased staffing in our Asia Pacific businesses to support our significant growth in that region during 2004. Advertising expense, excluding the effects of foreign currencies, acquisitions and new initiatives increased $15 million or 50 basis points as a percentage of net sales, primarily as a result of increased advertising initiatives taken on during the fourth quarter of 2004. Increased professional fees are related to increased consulting costs associated with our SAP software implementation, accounting and legal fees incurred in connection with our European consolidation project and audit and consulting costs related to our Sarbanes-Oxley compliance project. Depreciation and amortization expense increases are due to completion of the first two phases of our SAP global software implementation in July 2003 for U.S. operations and August 2004 for our Germany operations as well as other capital additions made during 2004. During 2004, we recorded a $3.1 million pre-tax charge to rent expense during the fourth quarter of fiscal 2004. This adjustment arose from corrections to our previous accounting practices relating to the extension of the rental expense period to the lease possession date and rent escalations in computing rent expense for operating leases, primarily related to our retail stores segment. Prior years' financial results were not restated due to the immateriality of this issue to the results of operations, cash flows and statement of financial position for our current year or any individual prior quarter or year. We also reached a settlement on a claim made by a supplier related to production of certain watch products. As a result of this settlement, we recorded a pre-tax charge of $875,000 during the fourth quarter of fiscal year 2004.

        Operating Income.    Improved gross profit margin was partially offset by increased operating expenses as a percentage of sales, which resulted in the Company's operating profit margin increasing to 14.1% in 2004 compared to 13.9% in the prior year. Operating income included approximately $19 million in additional income as a result of the effects of stronger foreign currencies.

        Other Income (Expense).    Other income (expense) primarily reflects interest income from cash investments, royalty income, foreign currency transaction gains or losses, minority interest expense of our majority-owned consolidated subsidiaries, gains and losses on disposal of assets and equity in the earnings of our non-consolidated joint venture in Spain. During 2004, other income (expense) increased favorably by approximately $5 million. The increase was primarily a result of foreign currency transaction gains as the US dollar weakened against other foreign currencies.

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

Liquidity and capital resources

        Our general business operations historically have not required substantial cash needs during the first several months of our fiscal year. Generally, starting in the second quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame. Our cash holdings and securities available for sale as of the end of the year decreased to $64 million in comparison to $192 million at the end of the prior year. Of the $64 million of cash, cash equivalents and securities available for sale at fiscal year end 2005, $46.1 million is held in banks outside the United States to support the working capital needs of our subsidiaries. The decrease in cash holdings and securities available for sale is primarily the result of $34 million of net cash generated from operating activities less $60 million of cash used in investing activities and $96 million of cash used in financing activities. Cash flows generated from operating activities were primarily related to net income of $78 million and non-cash items of approximately $19 million partially offset by $59 million of cash associated with inventory increases and $18 million of reductions in income taxes payable. Cash flows used in investing activities were primarily related to fixed asset additions of $53 million. Cash used in financing activities were primarily related to $75 million in repurchases of common stock, $18 million of debt reduction and $8 million in distribution of minority interest earnings. These items were partially offset by approximately $6 million of proceeds from the exercise of stock options.

        Accounts receivable decreased to $142 million at the end of 2005 compared to $155 million at the end of 2004. Average day's sales outstanding of 52 days for the year reflects no change from the level experienced in the prior year. Fiscal 2005 ending inventory of $241 million represents an increase of 35% compared to $179 million in the prior year. The increase in inventories is mainly attributable to the following factors: i) actual fourth quarter sales falling below our original expectations, ii) higher levels of luxury watch inventories primarily due to longer production lead times, iii) increased levels of in-transit inventories related to accessories, primarily to support continued growth in the segment, and iv) inventory increases associated with new businesses acquired in 2005. Our management believes the inventory position will not likely improve during the first quarter of 2006 and will only slightly improve in the first half of 2006. Stock level increases associated with our increased retail store count, the ADIDAS watch launch, new jewelry business initiative rollouts and stock associated with the acquisition of our Mexico-based distributor will partially mask the reduction in our wholesale watch inventories. Our management believes there are two key initiatives that will assist us in reducing our inventory levels. First, we have implemented strategies to adjust inventory purchases to match trailing trend results rather than purchasing inventory based on estimated but perhaps optimistic growth expectations. Secondly, we will review opportunities for the reduction in our excess inventory through alternative channels. Our management believes these initiatives will assist us in reaching our goal to report inventory reductions by the end of fiscal 2006.

        At the end of 2005, we had working capital of $320 million compared to working capital of $367 million at the end of the prior year. We had approximately $8.4 million of outstanding borrowings at the end of 2005. Approximately $5 million of these outstanding borrowings are under our $100 million U.S. Short-Term Revolving Credit Facility bearing interest at our option of (i) the LIBOR base rate (4.39% at year-end) plus 50 basis points, or (ii) the lesser of (a) the higher of Wells Fargo's prime rate (7.25% at year-end) less 1.0%, or 3.0%, or (b) the maximum rate allowed by law, due September 2006. The remaining $3.4 million in borrowings are under a short-term facility in Japan bearing interest at the Euroyen rate (approximately 0.7% at year-end), due May 2006.

        During 2006, we anticipate capital expenditures of approximately $40 million to principally cover the purchase of new office space for our U.K. subsidiary, automation of our distribution center in Germany, as well as normal maintenance capital expenditures and retail store growth. In addition, it is our intent to continue our stock repurchase program for which we had approximately 1.3 million shares available for repurchase relating to previous authorizations at the end of fiscal 2005. These repurchases could add an additional $20 to $25 million to our capital requirements in 2006. Management believes that cash flow from operations combined with existing cash on hand will be sufficient to fund our capital needs during 2006. We also have access to amounts available under our credit facilities should additional funds be required.

Contractual obligations and off-balance sheet arrangements

        The following table presents, as of December 31, 2005, a summary of our significant cash contractual obligations by payment date. Further discussion of the nature of each obligation is included in note 7 and note 10 to our consolidated financial statements. We have no consolidated off-balance sheet arrangements.

Contractual Obligations and Off-Balance Sheet Arrangements

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Contractual Obligations
Short-term debt(1)	$8,400	$8,400	$—	$—	$—
Minimum Royalty Payments(2)	136,907	32,840	66,848	27,167	10,052
Future Minimum Rental Payments	139,148	26,373	45,783	33,191	33,801
Purchase Obligations(3)	55,884	55,884	—	—	—

Total Contractual Cash Obligations	$340,339	$123,497	$112,631	$60,358	$43,853

(1)
Consists of short-term credit borrowings in the U.S and Japan and excludes contractual interest.

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

Fiscal Year 2005	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA
Net sales	$232,510	$226,235	$257,519	$324,203
Gross profit	121,162	117,252	134,778	160,514
Operating expenses	96,647	100,959	99,580	127,129
Operating income	24,515	16,293	35,198	33,385
Income before income taxes	21,912	13,881	33,071	34,699
Provision for income taxes	(1,982)	4,228	10,724	12,534
Net income	23,894	9,653	22,347	22,165
Earnings per share:
Basic	0.34	0.14	0.32	0.32
Diluted	0.32	0.13	0.30	0.31
Gross profit as a percentage of net sales	52.1%	51.8%	52.3%	49.5%
Operating expenses as a percentage of net sales	41.6%	44.6%	38.6%	39.2%
Operating income as a percentage of net sales	10.5%	7.2%	13.7%	10.3%
Fiscal Year 2004	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA
Net sales	$199,395	$206,122	$236,043	$318,400
Gross profit	101,852	108,807	121,361	172,021
Operating expenses	76,944	84,772	83,285	123,681
Operating income	24,908	24,035	38,076	48,340
Income before income taxes	25,944	25,048	37,174	52,936
Provision for income taxes	9,599	9,268	13,802	17,864
Net income	16,345	15,780	23,372	35,072
Earnings per share:
Basic	0.23	0.22	0.33	0.49
Diluted	0.22	0.21	0.31	0.47
Gross profit as a percentage of net sales	51.1%	52.8%	51.4%	54.0%
Operating expenses as a percentage of net sales	38.6%	41.1%	35.3%	38.8%
Operating income as a percentage of net sales	12.5%	11.7%	16.1%	15.2%

        While the majority of our products are not seasonal in nature, a significant portion of our net sales and operating income is generally derived in the second half of the year. Our third and fourth quarters, which include the "back to school" and Christmas season, generated approximately 63% of our annual operating income for 2005. The amount of net sales and operating income generated during the first quarter is affected by the levels of inventory held by retailers at the end of the Christmas season, as well as general economic conditions and other factors beyond our control. In general, lower levels of inventory held by retailers at the end of the Christmas season may have a positive impact on our net sales and operating income in the first quarter as a result of higher levels of restocking orders placed by retailers. Our management currently believes that our inventory levels at our major customers at the end of 2005 were near target inventory levels.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        As a multinational enterprise, we are exposed to changes in foreign currency exchange rates. Our most significant foreign currency risk relates to the Euro and the British Pound as compared to the U.S. dollar. Due to our vertical nature whereby a significant portion of goods are sourced from our owned facilities, the foreign currency risks relate primarily to the necessary current settlement of intercompany inventory transactions. We employ a variety of practices to manage this market risk, including our operating and financing activities and, where deemed appropriate, the use of foreign currency forward contracts. The use of these instruments allows management to offset exposure to rate fluctuations because the gains or losses incurred on the derivative instruments will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. We use derivative instruments only for risk management purposes and do not use them for speculation or for trading. There were no significant changes in how we managed foreign currency transactional exposure in 2005 and management does not anticipate any significant changes in such exposures or in the strategies we employ to manage such exposure in the near future.

        At year-end we had outstanding foreign exchange contracts to sell 26.4 million Euro for approximately $32.7 million, expiring through December 2006. If we were to settle our Euro based contracts at fiscal year-end 2005, the net result would be a gain of approximately $1.1 million, net of taxes. Exclusive of these outstanding foreign exchange contracts or other operating or financing activities that may be employed by us, a measurement of the unfavorable impact of a 10 percent change in the Euro and British Pound as compared to the U.S. dollar would have on our operating profits and stockholders' equity is presented in the following paragraph.

        At fiscal year-end 2005, a 10 percent unfavorable change in the U.S. dollar against the Euro and British Pound involving balance sheet transactional exposures would have an approximate $5.8 million negative impact on net pretax income. The translation of the balance sheets of our European and United Kingdom-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. At fiscal year-end 2005, a 10 percent unfavorable change in the exchange rate of the U.S. dollar against the Euro and British Pound would have reduced consolidated stockholders' equity by approximately $8.8 million. In the view of management, the risks associated with exchange rate changes in other currencies we have exposure to are not material and these hypothetical losses resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position, results of operation or cash flows.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Fossil, Inc.
Dallas, Texas

        We have audited the accompanying consolidated balance sheets of Fossil, Inc. and subsidiaries (the "Company") as of December 31, 2005 and January 1, 2005, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fossil, Inc. and subsidiaries at December 31, 2005 and January 1, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2006, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Dallas, Texas
March 8, 2006

CONSOLIDATED BALANCE SHEETS

AMOUNTS IN THOUSANDS

Fiscal Year	2005	2004
Assets
Current assets:
Cash and cash equivalents	$57,457	$185,430
Securities available for sale	6,553	6,277
Accounts receivable—net	141,958	155,301
Inventories—net	241,009	179,167
Deferred income tax assets	17,505	19,790
Prepaid expenses and other current assets	41,387	31,271

Total current assets	505,869	577,236
Investments	9,352	7,018
Property, plant and equipment—net	148,150	122,860
Goodwill	40,667	39,812
Intangible and other assets—net	40,708	40,867

Total assets	$744,746	$787,793

Liabilities and Stockholders' Equity
Current liabilities:
Notes payable and current portion of obligations under capital leases	$8,552	$27,085
Accounts payable	60,628	48,861
Accrued expenses:
Accrued accounts payable	20,928	21,850
Compensation	19,956	20,767
Co-op advertising	15,178	16,146
Other	30,330	26,791
Income taxes payable	30,228	48,603

Total current liabilities	185,800	210,103
Deferred income tax liabilities	29,050	46,021
Obligations under capital leases	1,220	1,487

Total long-term liabilities	30,270	47,508
Minority interest in subsidiaries	2,527	6,182
Stockholders' equity:
Common stock, 68,319 and 71,109 shares issued and outstanding for 2005 and 2004, respectively	683	711
Additional paid-in capital	35,161	39,045
Retained earnings	487,097	469,923
Accumulated other comprehensive income	7,675	19,447
Deferred compensation	(4,467)	(5,126)

Total stockholders' equity	526,149	524,000

Total liabilities and stockholders' equity	$744,746	$787,793

See notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA

Fiscal Year	2005	2004	2003
Net sales	$1,040,468	$959,960	$781,175
Cost of sales	506,761	455,919	382,152

Gross profit	533,707	504,041	399,023
Operating expenses:
Selling and distribution	315,045	274,842	225,686
General and administrative	109,270	93,840	64,529

Total operating expenses	424,315	368,682	290,215

Operating income	109,392	135,359	108,808
Interest expense	316	30	62
Other (expense) income—net	(5,512)	5,773	725

Income before income taxes	103,564	141,102	109,471
Provision for income taxes	25,505	50,533	41,136

Net income	$78,059	$90,569	$68,335

Other comprehensive income (loss), net of taxes:
Currency translation adjustment	(14,622)	(2,306)	15,245
Unrealized gain (loss) on marketable investments	372	(12)	107
Forward contracts hedging intercompany foreign currency payments—change in fair values	2,478	796	1,354

Total comprehensive income	$66,287	$89,047	$85,041

Earnings per share:
Basic	$1.10	$1.28	$0.98

Diluted	$1.07	$1.22	$0.93

Weighted average common shares outstanding:
Basic	70,834	70,672	69,817

Diluted	73,209	74,462	73,182

See notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

AMOUNTS IN THOUSANDS

	Common stock				Accumulated other comprehensive income (loss)
	Shares	Par value	Additional paid-in capital	Retained earnings	Cumulative translation adjustment	Unrealized gain (loss) on marketable investments	Unrealized gain (loss) on forward contracts	Deferred compensation	Total stockholders' equity
Balance, January 4, 2003	46,392	$464	$27,096	$311,019	$8,268	$(495)	$(3,510)	$(2,301)	$340,541
Common stock issued upon exercise of stock options	804	8	8,195						8,203
Tax benefit derived from exercise of stock options			3,082						3,082
Repurchase and retirement of common stock	(568)	(6)	(14,341)						(14,347)
Restricted stock issued in connection with deferred compensation plan			1,849					(1,849)	—
Amortization of deferred compensation								906	906
Net income				68,335					68,335
Unrealized gain on marketable investments						107			107
Currency translation adjustment					15,245				15,245
Forward contracts hedging intercompany foreign currency payments—change in fair values							1,354		1,354

Balance, January 3, 2004	46,628	466	25,881	379,354	23,513	(388)	(2,156)	(3,244)	423,426
Common stock issued upon exercise of stock options	1,418	14	10,468						10,482
Tax benefit derived from exercise of stock options			6,497						6,497
Repurchase and retirement of common stock	(247)	(2)	(6,921)						(6,923)
Three-for-two stock split	23,300	233	(233)						—
Restricted stock issued in connection with deferred compensation plan			3,202					(3,202)	—
Amortization of deferred compensation								1,320	1,320
Australia stock purchase	3		47						47
European Stores stock purchase	7		104						104
Net income				90,569					90,569
Unrealized gain on marketable investments						(12)			(12)
Currency translation adjustment					(2,306)				(2,306)
Forward contracts hedging intercompany foreign currency payments—change in fair values							796		796

Balance, January 1, 2005	71,109	711	39,045	469,923	21,207	(400)	(1,360)	(5,126)	524,000
Common stock issued upon exercise of stock options	811	8	5,642						5,650
Tax benefit derived from exercise of stock options			3,651						3,651
Repurchase and retirement of common stock	(3,601)	(36)	(14,339)	(60,885)					(75,260)
Restricted stock issued in connection with deferred compensation plan			1,162					(1,162)	—
Amortization of deferred compensation								1,821	1,821
Net income				78,059					78,059
Unrealized gain on marketable investments						372			372
Currency translation adjustment					(14,622)				(14,622)
Forward contracts hedging intercompany foreign currency payments—change in fair values							2,478		2,478

Balance, December 31, 2005	68,319	$683	$35,161	$487,097	$6,585	$(28)	$1,118	$(4,467)	$526,149

See notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

AMOUNTS IN THOUSANDS

Fiscal Year	2005	2004	2003
Operating Activities:
Net income	$78,059	$90,569	$68,335
Noncash items affecting net income:
Minority interest in subsidiaries	4,343	4,054	3,221
Equity in income of joint venture	(1,907)	(1,515)	(1,841)
Depreciation and amortization	27,210	23,339	18,948
Deferred compensation amortization	1,821	1,320	906
Tax benefit derived from exercise of stock options	3,651	6,497	3,082
Loss (gain) on disposal of assets	29	(129)	426
(Decrease) increase in allowance for doubtful accounts	(744)	(1,216)	292
Increase in allowance for returns—net of related inventory in transit	1,544	547	1,042
Deferred income taxes	(16,888)	(14,688)	13,283
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	13,257	(31,384)	(37,669)
Inventories	(58,612)	(44,204)	(4,188)
Prepaid expenses and other current assets	(9,999)	(3,924)	(1,973)
Accounts payable	8,852	13,260	(9,281)
Accrued expenses	1,528	12,871	11,874
Income taxes payable	(18,356)	26,306	7,170

Net cash from operating activities	33,788	81,703	73,627
Investing Activities:
Business acquisitions, net of cash acquired	(4,439)	(47,863)	(104)
Additions to property, plant and equipment	(53,202)	(28,407)	(28,998)
Proceeds from sale of property, plant and equipment	525	1,217	72
Purchase of short-term marketable investments	(1,293)	(298)	(308)
Increase in intangible and other assets	(2,032)	(929)	(1,359)

Net cash used in investing activities	(60,441)	(76,280)	(30,697)
Financing Activities:
Proceeds from exercise of stock options	5,650	10,482	8,203
Acquisition and retirement of common stock	(75,260)	(6,923)	(14,347)
Distribution of minority interest earnings	(8,006)	(3,403)	(1,650)
(Payments) borrowings on notes payable—net	(18,155)	23,629	300

Net cash (used in) from financing activities	(95,771)	23,785	(7,494)
Effect of exchange rate changes on cash and cash equivalents	(5,549)	(1,840)	10,278

Net (decrease) increase in cash and cash equivalents	(127,973)	27,368	45,714
Cash and cash equivalents:
Beginning of year	185,430	158,062	112,348

End of year	$57,457	$185,430	$158,062

See notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Significant Accounting Policies

        Consolidated Financial Statements include the accounts of Fossil, Inc., a Delaware corporation and its subsidiaries (the "Company"). The Company reports on a fiscal year reflecting the retail-based calendar (containing 4-4-5 week calendar quarters). References to 2005, 2004, and 2003 are for the fiscal years ended December 31, 2005, January 1, 2005, and January 3, 2004, respectively. All intercompany balances and transactions are eliminated in consolidation. The Company is a leader in the design, development, marketing and distribution of contemporary, high quality fashion watches, accessories and apparel. The Company's products are sold primarily through department stores, specialty retailers and company owned retail stores worldwide.

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

        Securities Available for Sale consists of debt securities with original maturities exceeding three months and mutual fund investments. By policy, the Company invests primarily in high-grade marketable securities. Unrealized holding gains (losses) are included in accumulated other comprehensive income (loss) as a component of stockholders' equity.

        Accounts Receivable are stated net of allowances of approximately $32.1 million and $29.8 million for estimated customer returns and approximately $11.1 million and $11.7 million for doubtful accounts at the close of fiscal years 2005 and 2004, respectively.

        Inventories are stated at the lower of average cost, including any applicable duty and freight charges, or market.

        Investments in which the Company has significant influence over the investee are accounted for utilizing the equity method. If the company does not have significant influence over the investee, the cost method is utilized.

        Property, Plant and Equipment is stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the assets of thirty years for buildings, five years for furniture and fixtures and three years for computer equipment and software. Leasehold improvements are amortized over the shorter of the lease term or the asset's useful life.

        Property, equipment and other long-lived assets are evaluated for impairment whenever events or conditions indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows related to the asset. Impairment losses of $54,000 and $300,000 were recorded in 2005 and 2003, respectively and are included in selling and distribution expense. There were no impairment losses recorded in 2004.

        Goodwill and Other Intangible Assets include the cost in excess of net tangible assets acquired (goodwill), trademarks, tradenames, customer lists and patents. Trademarks, customer lists and patents are amortized using the straight-line method over the estimated useful lives of generally seven to twenty years. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", issued in July 2001, goodwill and other indefinite-lived intangible assets such as tradenames related to business combinations occurring on or after July 1, 2001, are tested at least annually for impairment rather than amortized. Impairment testing compares the carrying amount of the asset with its fair value. Fair value is estimated based on the market approach and discounted cash flows. When the carrying amount of the asset exceeds its fair value, an impairment charge would be recorded. The Company completed the required annual testing for impairment as of fiscal year-end 2005 and 2004 and has determined none of its goodwill or indefinite-lived intangible assets are impaired.

        Cumulative Translation Adjustment is included as a component of other comprehensive income (loss) and reflects the unrealized adjustments resulting from translating the financial statements of foreign subsidiaries. The functional currency of the Company's foreign subsidiaries is the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at the average rates prevailing during the year. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains and losses in the determination of net income. The Company incurred net foreign currency transaction losses of approximately $3.8 million, gains of $7.4 million and $1.5 million for fiscal years 2005, 2004 and 2003, respectively, which have been included in other income (expense)—net.

        Forward Contracts are entered into by the Company principally to hedge the future payment of intercompany inventory transactions with its non-U.S. subsidiaries. These cash flow hedges are stated at estimated fair value and changes in fair value are reported as a component of other comprehensive income (loss). At December 31, 2005, the Company had hedge contracts to sell 26.4 million Euro for approximately $32.7 million, expiring through December 2006. If the Company were to settle its Euro based contracts at fiscal year-end 2005, the net result would be a gain of approximately $1.1 million, net of taxes. This unrealized gain is recognized in other comprehensive income (loss). The net increase in fair value of $2.5 million during fiscal 2005 is reported as other comprehensive income and consisted of net gains from these hedges of $1.1 million plus $1.4 million of net losses reclassified into earnings.

        Revenues are recognized at the point the goods leave the Company's distribution center for the customer. Because the majority of the Company's customers pay freight and do not have stated rights of inspection, title transfers at the point in time the goods leave the Company's dock. The Company accepts limited returns and may request that a customer return a product if the customer has an excess of any style that the Company has identified as being a poor performer for that customer or geographic location. The Company continually monitors returns and maintains a provision for estimated returns based upon historical experience and any specific issues identified. While returns have historically been within management's expectations and the provisions established, future return rates may differ from those experienced in the past. Any significant increase in product damages or defects and the resulting credit returns could have an adverse impact on the operating results for the period or periods in which such returns materialize.

        Advertising Costs for in-store and media advertising as well as co-op advertising, internet costs associated with affiliation fees and promotional allowances are expensed as incurred. Advertising expenses were approximately $82.4 million, $73.5 million and $55.3 million for fiscal years 2005, 2004 and 2003, respectively.

        Minority Interest in Subsidiaries, included within other income (expense)—net represents the minority stockholders' share of the net income (loss) of various consolidated subsidiaries. The minority interest in the consolidated balance sheets reflects the minority owner's proportionate interest in the equity of the various consolidated subsidiaries.

        Earnings Per Share ("EPS").    Basic EPS is based on the weighted average number of common shares outstanding during each period. Diluted EPS includes the effects of dilutive stock options outstanding during each period using the treasury stock method.

The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS:

Fiscal Year	2005	2004	2003
	IN THOUSANDS, EXCEPT PER SHARE DATA
Numerator:
Net income	$78,059	$90,569	$68,335

Denominator:
Basic EPS computations:
Weighted average common shares outstanding	70,834	47,387	46,618
Three-for-two stock splits	—	23,285	23,199

	70,834	70,672	69,817

Basic EPS	$1.10	$1.28	$0.98

Diluted EPS computation:
Basic weighted average common shares outstanding	70,834	70,672	69,817
Stock options and restricted stock	2,375	3,790	3,365

	73,209	74,462	73,182

Diluted EPS	$1.07	$1.22	$0.93

Antidilutive stock options to purchase 805,284, 30,654, and 32,507 common shares were not included in the EPS computations in 2005, 2004 and 2003, respectively, because the exercise prices of these options were greater than the average market price of the Common Shares.

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

        Reclassification of certain 2004 and 2003 amounts have been made to conform to the 2005 presentation. Commencing in the First Quarter of 2005, the Company reclassified currency gains and losses primarily related to the revaluation of intercompany debt denominated in U.S. dollars payable by non-U.S. subsidiaries to U.S. subsidiaries. Certain other foreign currency gains and losses relating to operational activities remain classified in operating income. This reclassification resulted in the Company's 2004 and 2003 cost of sales increasing by approximately $6 million and $0.9 million, respectively, and other income (expense) increasing favorably by $6 million and $0.9 million, respectively. The Company believes accounting for these gains and losses in other income (expense) presents more accurately the comparative results of operations of the Company. Additionally, the Company believes this reclassification will result in its financial statements being presented on a more comparable format to its industry peers. The following table illustrates the impact of this reclassification and other insignificant reclassifications on affected components of the Company's 2004 and 2003 results of operations.

	2004	2003
Net sales	$959,960	$781,175
Cost of sales as previously reported	449,865	379,798
Reclassifications	6,054	2,354

Cost of sales as reclassified	455,919	382,152
Gross profit as previously reported	510,095	401,377
Gross profit as reclassified	504,041	399,023
Operating income as previously reported	141,469	109,750
Operating income as reclassified	135,359	108,808
Other income (expense)—net as previously reported	(337)	(217)
Reclassifications	6,110	942
Other income (expense)—net as reclassified	5,773	725

        Stock-Based Compensation Plans.    The Company applies the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related Interpretations in accounting for its stock option plans. No compensation cost has been recognized for the Company's stock option plans because the quoted market price of the Common Stock at the date of the grant was not in excess of the amount an employee must pay to acquire the Common Stock. SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), prescribes a fair value based method to record compensation cost for stock-based employee compensation plans. Pro forma disclosures as if the Company had adopted the fair value recognition requirements under SFAS 123 for stock option awards in fiscal years 2005, 2004 and 2003, respectively, are presented in the following table.

Fiscal Year	2005	2004	2003
	(In thousands, except per share data)
Net income, as reported	$78,059	$90,569	$68,335
Add: Stock-based employee compensation included in reported net income, net of tax	1,182	1,136	627
Deduct fair value based compensation expense, net of tax:
Non-accelerated	(6,095)	(6,353)	(5,138)
Accelerated	(9,831)	(239)	(38)

	(15,926)	(6,592)	(5,176)

Pro forma net income	$63,315	$85,113	$63,786

Basic earnings per share:
As reported	$1.10	$1.28	$0.98
Pro forma under SFAS 123	$0.89	$1.20	$0.91
Diluted earnings per share:
As reported	$1.07	$1.22	$0.93
Pro forma under SFAS 123	$0.86	$1.14	$0.87

        New Accounting Standards In December 2004, the Financial Accounting Standard Board ("FASB") issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"), which replaces SFAS 123 and supercedes APB 25. SFAS 123R requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS 123R, public companies will be required to measure the cost of services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an award recipient is required to provide service in exchange for the award. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and retroactive adoption options. The Company adopted SFAS 123R on January 1, 2006 using the modified prospective method. Under this method, the Company will recognize compensation cost, on a prospective basis, for the portion of outstanding awards for which the requisite service has not yet been rendered as of January 1, 2006, based upon the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosure purposes. The Company expects that the adoption of SFAS 123R will reduce its fiscal 2006 operating income by approximately $2.2 million based upon the number of unvested options at the beginning of the year excluding any that might be granted in 2006.

        In November 2004, the FASB issued SFAS No. 151, Inventory Costs—An Amendment of ARB No. 43, Chapter 4 ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing ("ARB 43"), to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB 43. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 has been adopted by the Company beginning on January 1, 2006. The adoption of SFAS 151 did not have a material impact on the Company's consolidated results of operations or financial condition.

        In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS 153 on January 1, 2006, did not have a material impact on the Company's consolidated results of operations or financial condition.

        In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, Accounting for Conditional Assets Retirement Obligations—An Interpretation of FASB Statement No. 143, ("FIN 47"). FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 and therefore is applicable to the year ended December 31, 2005. The adoption of FIN 47 did not have a material impact on the Company's consolidated results of operations or financial condition.

2.     Acquisitions

        Subsequent to Fiscal 2005, in February 2006, Fossil International Holdings, Inc. ("FIH"), a wholly owned subsidiary of the Company, contributed approximately $4.3 million to Fossil Mexico, Sociedad Anonima de Capital Variable ("Fossil Mexico"), a newly-formed entity that is 51% owned by FIH. On February 1, 2006, Fossil Mexico acquired certain fixed assets, intangible assets and inventory from Grupo Japme, S.A. de C.V. ("Grupo Japme"), the Company's distributor in Mexico, for a cash purchase price of approximately $7.2 million. The terms of this transaction include a potential future earnout payment to Grupo Japme in an amount of up to $1.3 million in the event that defined earnings objectives are achieved. The acquisition was recorded as a purchase and the Company has not completed the final allocation of purchase price to the fair values of assets acquired.

        In January 2005, Fossil Europe B.V., Ltd. ("Fossil B.V.") a wholly owned subsidiary of the Company, acquired 100% of the capital stock of IWG Independent Watch Group Scandinavia AB, the Company's distributor in Sweden, for a cash purchase price of approximately $3.0 million. The acquisition was recorded as a purchase and resulted in goodwill of approximately $1.0 million.

        In January 2005, Fossil (Asia) Holdings Limited, a majority controlled subsidiary of the Company, acquired certain assets from Protime Watch Co., Ltd., the Company's distributor in Taiwan, for a cash purchase price of $2.9 million. The acquisition was recorded as a purchase and resulted in goodwill of $1.3 million.

        Effective October 2004, Fossil (East) Limited ("Fossil East"), a wholly-owned subsidiary of the Company, increased its equity interest in Fossil Time Malaysia Sdn. Bhd. to 100% by acquiring 18% of the capital stock from its minority interest holders and increased its equity interest in Fossil Singapore Ptd. Ltd. to 100% by acquiring an additional 19% of the capital stock from its minority interest holders in exchange for cash in the aggregate amount of $770,000. Both of these acquisitions were recorded as purchases and approximately $334,000 of goodwill was recorded in connection with these transactions.

        In April 2004, FMW Acquisition, Inc., a wholly-owned subsidiary of the Company, acquired 100% of the outstanding shares of Tempus International Corp. (d/b/a Michele Watches) based in Miami, Florida for approximately $50 million in cash. Tempus manufactured, marketed and distributed watches under the MW® and MW Michele® brand labels. This acquisition was recorded as a purchase and the results of Tempus' operations were included in the Company's 2004 consolidated statements of operations from the date of aquisition. Total consideration exceeded the fair value of net assets acquired by $51.1 million which is made up of the following: $21.8 million for goodwill, $24 million for tradenames; and $5.3 million for customer lists. FMW Acquisition, Inc. and Tempus International Corp. were merged into the Company in June 2005 and July 2005, respectively. The underlying non-intellectual property assets associated with such merger were contributed by the Company to Fossil Partners, L.P.

        In January 2004, Fossil East acquired 20% of the issued and outstanding shares (the "Shares") of Fossil (Australia) Pty. Limited. Consideration for the Shares consisted of 2,475 shares of common stock of Fossil, Inc., par value $0.01 per share, and approximately $26,400 in cash. The total value of the transaction was approximately $73,900. Upon closing, Fossil East owned 100% of the issued and outstanding shares of Fossil (Australia) Pty. Limited. No additional goodwill was recorded as a result of this transaction.

        In January 2003, Fossil Europe B.V. acquired three FOSSIL stores in the Netherlands from Ticaway GmbH ("Ticaway"). In a related transaction, Fossil Europe GmbH, a wholly-owned subsidiary of the Company, acquired three FOSSIL stores in Germany from Ticaway. Prior to these transactions, the stores were operated by Ticaway pursuant to a Joint Retail Store Development and Trademark License Agreement. The combined purchase price for these acquisitions consisted of $100,000 in cash and 7,458 shares of the Company's Common Stock, valued at approximately $104,000. These acquisitions were recorded as a purchase and no goodwill was recorded in connection with these transactions.

        The results of business combinations completed in fiscal 2005 and prior are included in the accompanying consolidated financial statements since the dates of their acquisition. The pro forma effects, as if transactions had occurred at the beginning of the years presented, are not significant.

  Goodwill.

        The changes in the carrying amount of goodwill, which is not subject to amortization, are as follows:

IN THOUSANDS
Balance at January 3, 2004	$17,136
Acquisitions	21,631
Currency and other	1,045

Balance at January 1, 2005	39,812
Acquisitions	2,297
Currency and other	(1,442)

Balance at December 31, 2005	$40,667

3.     Investments

        The Company maintains a 50% equity interest in Fossil Spain, S.A. ("Fossil Spain") pursuant to a joint venture agreement with Sucesores de A. Cardarso for the marketing, distribution and sale of the Company's products in Spain and Portugal. The Company has accounted for the investment based upon the equity method from the effective date of the transaction and as of fiscal year-end 2005 the investment was approximately $8.0 million. The Company's equity in Fossil Spain's net income was $1.9 million, $1.5 million, and $1.8 million, for fiscal 2005, 2004 and 2003, respectively, and is included in other income (expense)—net.

        Effective July 2005, Fossil East acquired 363,624 shares of Crew BOS, an India listed company for approximately $1.4 million. The Company's ownership represents less than 1% of Crew BOS's total outstanding shares. The investment has been accounted for by the cost method.

4.     Inventories

        Inventories consist of the following:

Fiscal Year	2005	2004
	IN THOUSANDS
Components and parts	$14,763	$11,555
Work-in-process	4,807	3,703
Finished merchandise on hand	179,724	124,678
Merchandise at Company stores	23,206	21,503
Merchandise in-transit from customer returns	18,509	17,728

	$241,009	$179,167

5.     Property, Plant and Equipment

        Property, plant and equipment consist of the following:

Fiscal Year	2005	2004
	IN THOUSANDS
Land	$14,307	$10,056
Buildings	54,312	46,776
Furniture and fixtures	56,468	57,039
Computer equipment and software	61,725	58,144
Leasehold improvements	32,260	26,611
Construction in progress	15,615	2,225

	234,687	200,851
Less accumulated depreciation and amortization	86,537	77,991

	$148,150	$122,860

6.     Intangibles and Other Assets

        Intangibles and other assets consist of the following:

		2005		2004
Fiscal Year	Useful Lives	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
		IN THOUSANDS
Intangibles—subject to amortization:
Trademarks	10 yrs.	$1,890	$1,072	$1,767	$927
Customer List	9 yrs.	5,300	1,325	5,300	568
Patents	14-20 yrs.	644	133	571	95
Other	7-20 yrs.	118	113	135	129

Total Intangibles—subject to amortization		7,952	2,643	7,773	1,719
Intangibles—not subject to amortization:
Tradenames		28,947	—	29,702	—
Other Assets:
Deposits		2,788	—	2,387	—
Cash surrender value of life insurance		2,689	—	2,182	—
Other		1,051	76	542	—

Total Other Assets		6,528	76	5,111	—

Total intangibles and other assets		$43,427	$2,719	$42,586	$1,719

Net of amortization			$40,708		$40,867

Amortization expense for intangible assets was approximately $946,000, $740,000 and $118,000 for fiscal 2005, 2004 and 2003, respectively. Amortization expense related to existing intangibles is estimated to be approximately $922,000, $918,000, $905,000, $902,000 and $902,000 for 2006, 2007, 2008, 2009 and 2010, respectively.

7.     Debt

        On September 27, 2005, Fossil Partners, L.P., as borrower, and the Company and certain subsidiaries of the Company, as guarantors, executed (i) a First Amendment to Loan Agreement (the "First Amendment") with Wells Fargo Bank, National Association, a national banking association

("Wells Fargo") and (ii) an Amended and Restated Revolving Line of Credit Note (the "Amended Note"), which amend that certain Loan Agreement, dated September 23, 2004, and Revolving Line of Credit Note (the "Revolver"). The First Amendment and the Amended Note, effective as of September 22, 2005, increase the line of credit available under the Revolver from $50,000,000 up to $100,000,000 and expire September 21, 2006.

        The First Amendment also modifies certain financial covenants. The following material terms of the Revolver remain in effect. The Revolver is secured by 65% of the issued and outstanding shares of certain subsidiaries of the Company pursuant to a Stock Pledge Agreement. The Revolver requires the maintenance of net worth, quarterly income, working capital and certain financial ratios. Borrowings under the Revolver bear interest at the option of the Company (i) at the LIBOR base rate (4.39% at year-end) plus 50 basis points, or (ii) at the lesser of (a) the higher of Wells Fargo's prime rate (7.25% at year-end) less 1.0%, or 3.0%, or (b) the maximum rate allowed by law. The Company may prepay the Revolver without penalty. Wells Fargo may accelerate the note to be immediately due and payable if the Company fails to pay any part of the principal or interest of the Revolver, or upon an Event of Default. The Company intends to use the proceeds for working capital needs, potential acquisitions and for general corporate purposes, including potential common stock repurchases. There were $5 million and $24 million in borrowings outstanding under the Revolver as of fiscal year-end 2005 and 2004, respectively. There was $239,000 and $7,000 in interest expense under the credit facility for fiscal year 2005 and 2004, respectively, and none for 2003.

        On February 20, 2006, the Company and certain subsidiaries of the Company, as guarantors, executed a Second Amendment to Loan agreement ("Second Amendment") with Wells Fargo, which amends that certain loan agreement, dated September 23, 2004, as amended by that certain First Amendment effective as of September 22, 2005, in order to amend the quick ratio definition, with which the Company was not in compliance previous to the amendment. The Second Amendment is effective as of September 22, 2005.

        At fiscal year-end 2005 and 2004, the Company had outstanding letters of credit of approximately $17.7 million and $11.6 million, respectively, to vendors for the purchase of merchandise, which amounts reduced availability of borrowings under the Revolver.

        Banks: Foreign-based. During October 2002, Fossil Japan restructured its short-term credit facility with its primary bank allowing borrowings of up to 400 million yen. All outstanding borrowings under the facility bear interest at the Euroyen rate which was 0.7% as of fiscal year-end 2005. In connection with the financing agreement, Fossil Japan agreed to pay an unused fee of 0.3% per annum. Any outstanding borrowings under the Japan facility reduce the amount of borrowings available under the Revolver. Japan-based borrowings, in U.S. dollars, under the facility were approximately $3.4 million and $2.9 million at fiscal year-end 2005 and 2004, respectively.

8.     Other (Expense) Income—Net

        Other (expense) income—net consists of the following:

Fiscal Year	2005	2004	2003
	IN THOUSANDS
Interest income	$1,590	$1,282	$1,415
Minority interest in subsidiaries and affiliates	(4,343)	(4,054)	(3,221)
Equity in gains of joint ventures	566	826	1,200
Currency (losses) gains	(3,780)	7,429	1,540
Royalty income	510	302	561
Other (expense) income	(55)	(12)	(770)

	$(5,512)	$5,773	$725

9.     Income Taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the consolidated deferred tax assets and liabilities were:

Fiscal Year	2005	2004
	IN THOUSANDS
Current deferred tax assets (liabilities):
Bad debt allowance	$4,008	$4,287
Returns allowance	7,245	10,354
Inventory	1,940	1,287
Compensation	3,322	2,985
Accrued liabilities	2,679	2,987
In-transit returns inventory	(5,421)	(5,984)
Deferred rent	2,236	1,345
Other	1,496	2,529

Net current deferred tax assets	17,505	19,790
Long-term deferred tax assets (liabilities):
Fixed assets	(3,461)	(3,969)
Tradenames and customer list	(10,382)	(10,171)
Loss carry-forwards	2,692	—
Undistributed earnings of certain foreign subsidiaries	(13,280)	(30,005)
Tax deductible foreign reserves	(828)	—
Unrealized exchange gain	(856)	(856)
Other	(243)	(1,020)

Total deferred tax liabilities	(26,358)	(46,021)
Valuation allowance	(2,692)	—

Net long-term deferred tax liabilities	$(29,050)	$(46,021)

        The deferred tax asset for loss carry-forwards is associated with a $6 million U.S. capital loss carry-forward that expires in 2007 and $1.7 million in net operating losses of foreign subsidiaries that expire at various dates in the future. Valuation allowances have been recorded to reflect the estimated amount of deferred tax assets that may not be realized due to expiration of capital loss and net operating loss carry-forwards.

        Earnings before income taxes comprised:

Fiscal Year	2005	2004	2003
	IN THOUSANDS
U.S.	$22,276	$30,668	$33,666
Non-U.S.	81,288	110,434	75,805

Total	$103,564	$141,102	$109,471

        The provision for income taxes consists of the following:

Fiscal Year	2005	2004	2003
	IN THOUSANDS
Current provision:
U.S. Federal	$19,384	$26,080	$4,254
Non-U.S.	16,915	29,879	20,109
State and Local	2,442	2,765	408

Total Current	38,741	58,724	24,771
Deferred provision
U.S. Federal	(15,853)	(7,769)	12,042
Non-U.S.	(983)	(5,977)	85
State and Local	(52)	(942)	1,156

Total Deferred	(16,888)	(14,688)	13,283
Tax equivalent related to exercise of stock options (credited to additional paid-in capital)	3,652	6,497	3,082

Provision for income taxes	$25,505	$50,533	$41,136

Tax expense related to other comprehensive income	$799	$523	$923

        The Company was granted a tax holiday for its watch assembly and distribution activities in Switzerland. This holiday had the effect of reducing current foreign income taxes by $1.8 million in fiscal 2005.

        A reconciliation of income tax computed at the U.S. federal statutory income tax rate of 35% to the provision for income taxes is as follows:

Fiscal Year	2005	2004	2003
Tax at statutory rate	35.0%	35.0%	35.0%
State, net of federal tax benefit	0.8%	0.8%	0.3%
Foreign rate differential	(13.0)%	(10.3)%	(6.6)%
U.S. tax on foreign income	12.3%	9.8%	8.0%
Dividends received deduction	(11.7)%	—	—
Other	1.2%	0.5%	0.9%

Provision for income taxes	24.6%	35.8%	37.6%

        Deferred U.S. federal income taxes are not provided on undistributed earnings of certain foreign subsidiaries where management plans to continue reinvesting these earnings outside the United States. Determination of such tax amounts that would be payable if earnings were distributed to the U.S. Company is not practical because potential offsets by foreign tax credits would be available under various assumptions involving the tax calculation.

        The effective income tax rate decreased to 24.6% during 2005 compared to 35.8% in the prior year primarily due to dividends received from foreign subsidiaries that are eligible for the 85% dividends received deduction pursuant to the American Jobs Creation Act of 2004. Dividends of $165 million were paid from subsidiaries' earnings which were not considered permanently invested. Since the Company had previously provided for U.S. income taxes to be paid on these foreign earnings, deferred tax liabilities were reduced accordingly. This reduction, offset by the actual taxes paid on these dividends, resulted in a net tax benefit of $12.2 million.

10.   Commitments

        License Agreements.    The Company has various license agreements to market watches bearing certain trademarks or patents and owned by various entities. In accordance with these agreements, the Company incurred royalty expense of approximately $34.6 million, $32.9 million and $26.4 million in fiscal years 2005, 2004 and 2003, respectively. These amounts are included in the Company's cost of sales and selling expenses. The Company has several agreements in effect at the end of fiscal year 2005 which expire on various dates between 2007 and 2012 and require the Company to pay royalties ranging from 3.0% to 20.0% of defined net sales. Future minimum royalty commitments under such license agreements at the close of fiscal year 2005 are as follows (amounts in thousands):

2006	$32,840
2007	34,401
2008	32,447
2009	17,391
2010	9,776
Thereafter	10,052

$136,907

        Leases.    The Company leases its retail and outlet store facilities as well as certain of its office facilities and equipment under non-cancelable operating leases. Most of the retail store leases provide for contingent rental based on operating results and require the payment of taxes, insurance and other costs applicable to the property. Generally, these leases include renewal options for various periods at stipulated rates. Rent expense under these agreements was approximately $31.5 million, $29.8 million and $23.2 million for fiscal years 2005, 2004 and 2003, respectively. Contingent rent expense has been immaterial in each of the last three fiscal years. Future minimum rental commitments under such non-cancelable leases at the close of fiscal year 2005 are as follows (amounts in thousands):

2006	$26,373
2007	24,696
2008	21,087
2009	18,212
2010	14,979
Thereafter	33,801

$139,148

        The Company has entered into a sublease agreement with a third party related to one of its retail store locations pursuant to which future sublease income is expected to be approximately $842,000 in 2006, $997,000 in 2007, $1.2 million for each of the years 2008, 2009, and 2010 and $623,000 thereafter.

11.   Stockholders' Equity and Benefit Plans

        Common and Preferred Stock.    On March 12, 2004, the Board of Directors declared a three-for-two stock split ("2004 Stock Split") of the Company's Common Stock which was effected in the form of a stock dividend which was paid on April 8, 2004 to stockholders of record on March 26, 2004. Retroactive effect on prior years was given to the 2004 Stock Split in all share and per share data in these consolidated financial statements and notes.

        The Company has 100,000,000 shares of authorized $0.01 par value Common Stock, with 68,318,730 and 71,108,539 shares issued and outstanding at the close of fiscal years 2005 and 2004, respectively. The Company has 1,000,000 shares of authorized $0.01 par value preferred stock with none issued or outstanding. Rights, preferences and other terms of preferred stock will be determined by the Board of Directors at the time of issuance.

        Common Stock Repurchase Programs.    During fiscal years 2005 and 2004, the Company's Board of Directors approved stock repurchase programs, pursuant to which up to 4,500,000 and 667,000 shares, respectively, of its Common Stock may be repurchased. During 2005, the Company repurchased and retired 3.6 million shares of its Common Stock under the repurchase programs at a cost of approximately $75.3 million. During fiscal years 2004 and 2003, the Company repurchased and retired 247,000 and 568,324 shares, respectively, of its Common Stock under prior repurchase programs at a cost of approximately $6.9 million and $14.3 million, respectively. At the end of 2005, the Company had approximately 1,320,000 shares available for repurchase.

        Deferred Compensation and Savings Plans.    The Company has a savings plan in the form of a defined contribution plan (the "401(k) Plan") for substantially all U.S. based full-time employees of the Company. After one year of service (minimum of 1,000 hours worked), the Company matches 50% of employee contributions up to 3% of their compensation and 25% of the employee contributions between 4% and 6% of their compensation. The Company also has the right to make certain additional matching contributions not to exceed 15% of employee compensation. The Company's Common Stock is one of several investment alternatives available under the 401(k) Plan. Matching contributions made by the Company to the 401(k) Plan totaled approximately $800,000 for fiscal 2005 and $600,000 for each of the fiscal years 2004 and 2003.

        In December 1998, the Company adopted the Fossil, Inc. and Affiliates Deferred Compensation Plan (the "Deferred Plan"). Eligible participants may elect to defer up to 50% of their salary pursuant to the terms and conditions of the Deferred Plan. Eligible participants include certain officers and other highly compensated employees designated by the Deferred Plan's administrative committee. In addition, the Company may make employer contributions to participants under the Deferred Plan from time to time. The Company made no contributions to the Deferred Plan during fiscal years 2005, 2004 and 2003.

        Restricted Stock Plan.    The 2002 Restricted Stock Plan of the Company is intended to advance the best interests of the Company, its subsidiaries and its stockholders in order to attract, retain and motivate key employees by providing them with additional incentives through the award of shares of restricted stock. To date, shares awarded under the Restricted Stock Plan have been funded with shares contributed to the Company from a significant stockholder. During 2005, 2004 and 2003, 53,800, 137,200 and 135,750 shares, respectively, of stock were contributed to the Restricted Stock Plan by the stockholder and reissued by the Company to the employees. The current restricted shares outstanding predominantly vest over a period ranging from one to nine years. These shares were accounted for at fair value and resulted in deferred compensation and additional paid-in capital of approximately $1.2 million and $3.2 million in fiscal 2005 and 2004, respectively. At fiscal year-end 2005, the Company has available 612,750 common shares for future issuances under the Restricted Stock Plan.

        Long-term Incentive Plan.    An aggregate of 5,821,875 shares of Common Stock were initially reserved for issuance pursuant to the Long-term Incentive Plan ("Incentive Plan"), adopted April 1993. An additional 3,037,500 shares were reserved in each of 1995, 1998, 2001 and 2003 for issuance under the Incentive Plan. Designated employees of the Company, including officers and directors, are eligible to receive (i) stock options, (ii) stock appreciation rights, (iii) restricted or non-restricted stock awards, (iv) restricted stock units, (v) cash awards, or (vi) any combination of the foregoing. The Incentive Plan is administered by the Compensation Committee of the Company's Board of Directors (the "Compensation Committee"). Each award issued under the Incentive Plan terminates at the time designated by the Compensation Committee, not to exceed ten years. The current options outstanding predominately vest over a period ranging from three to five years and were priced at not less than the market value of the Company's Common Stock at the date of grant. The weighted average fair value of the stock options granted during fiscal years 2005, 2004 and 2003 was $13.73, $10.46 and $9.78, respectively. The number of shares exercisable at fiscal 2005 reflects the acceleration of 1.5 million "out-of-the-money" non qualified and incentive stock options previously awarded to current employees, including officers, during the period beginning on February 23, 2004 and ending March 8, 2005 under the 2004 Incentive Plan.

        Nonemployee Director Stock Option Plan.    An aggregate of 506,250 shares of Common Stock were reserved for issuance pursuant to the Nonemployee Director Stock Option Plan, adopted April 1993. An additional 112,500 shares were reserved in fiscal year 2002 for issuance under this plan. During the first year individuals are elected as nonemployee directors of the Company, they receive a grant of 5,000 nonqualified stock options. In addition, on the first day of each subsequent calendar year, each non-employee director automatically receives a grant of an additional 4,000 nonqualified stock options as long as the person is serving as a non-employee director. Pursuant to this plan, 50% of the options granted will become exercisable on the first anniversary of the date of grant and in two additional installments of 25% on the second and third anniversaries. The exercise prices of options granted under this plan were not less than the fair market value of the Common Stock at the date of grant. The weighted average fair value of the stock options granted during fiscal years 2005, 2004 and 2003 was $10.94, $13.11 and $15.07, respectively.

        Prior to the opening of the Nasdaq National Market on November 16, 2005, the Compensation Committee approved the accelerated vesting of all unvested and "out-of-the-money" non-qualified and incentive stock options previously awarded to current employees, including officers, during the period beginning on February 23, 2004 and ending on March 8, 2005 (the "Acceleration Period") under our 2004 Long-Term Incentive Plan. Additionally, on November 30, 2005, the Company's Board of Directors approved the accelerated vesting of all unvested and "out-of-the-money" non-qualified stock options previously awarded to the non-employee directors on January 1, 2005, under the 1993 Nonemployee Director Stock Option Plan.

        The exercise prices for options granted during the Acceleration Period ranged from $19.13 to $30.22, with a weighted average exercise price of $22.77. The accelerated options represented approximately 84.3 percent of the total of all of the Company's unvested outstanding options. As a result of these accelerations of employee and non-employee director options, the Company expects to reduce the stock option expense it otherwise would be required to record in connection with the accelerated options by approximately $15.1 million over the original option vesting period which includes fiscal years 2006 through 2010.

        The decision to accelerate the vesting of these employee and non-employee director options, which the Company's Compensation Committee and Board of Directors believes is in the best interest of Fossil, Inc., the Company's stockholders and employees, was made primarily to reduce non-cash compensation expense that would have been recorded in the income statement in future periods upon the adoption of SFAS 123(R) beginning in January 2006. In addition, because these options have exercise prices in excess of current market values, they are not fully achieving their original objectives of incentive compensation and employee and director retention.

        The fair value of options granted under the Company's stock option plans during fiscal years 2005, 2004 and 2003 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: no dividend yield, expected volatility of approximately 58% to 68%, risk free interest rate of 2.3% to 6.5%, and expected life of three to six years. The following tables summarize the Company's stock option activity:

Long-Term Incentive Plan

	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Outstanding	Weighted Average Exercise Price Per Share	Exercisable	Available for Grant
Balance Fiscal, 2002	$1.309-$15.867	$7.020	6,087,024	$5.062	2,289,417	1,705,305
Granted	$11.3070-$19.587	$12.354	1,146,450		—	(1,146,450)
Shares designated for grant through plan		—	—		—	3,037,500
Exercised	$1.309-$14.113	$6.806	(1,168,688)		—	—
Canceled	$4.889-$15.647	$9.873	(190,911)		—	190,911
Exercisable	$1.309-$15.867	—	—		(41,973)	—

Balance Fiscal, 2003	$1.309-$19.587	$8.027	5,873,875	$5.653	2,247,444	3,787,266
Granted	$18.233-$31.390	$20.488	1,171,010		—	(1,171,010)
Exercised	$1.309-$17.167	$7.272	(1,350,933)		—	—
Canceled	$1.975-$22.650	$11.669	(292,552)		—	292,552
Exercisable	$1.309-$19.587	—	—		(60,900)	—

Balance Fiscal, 2004	$1.309-$31.390	$10.725	5,401,400	$6.567	2,186,544	2,908,808
Granted	$11.670-$28.650	$25.481	827,460		—	(827,460)
Exercised	$1.309-$19.133	$7.250	(762,034)		—	—
Canceled	$2.580-$31.390	$14.459	(309,411)		—	309,411
Exercisable	$1.309-$30.220	—	—		1,942,778	—

Balance Fiscal, 2005	$1.309-$30.220	$13.381	5,157,415	$13.764	4,129,322	2,390,759

Nonemployee Director Plan

	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Outstanding	Weighted Average Exercise Price Per Share	Exercisable	Available for Grant
Balance Fiscal, 2002	$1.654-$13.560	$5.970	331,875	$5.107	278,438	125,296
Granted	$19.033	$19.033	7,500		—	(7,500)
Exercised	$2.593-$9.333	$4.851	(33,750)		—	—
Canceled	$6.389-$13.560	$9.806	(12,375)		—	12,375
Exercisable	$1.654-$13.560	—	—		(8,438)	—

Balance Fiscal, 2003	$1.654-$19.033	$6.271	293,250	$5.597	270,000	130,171
Granted	$18.753-$25.640	$21.508	50,000		—	(50,000)
Exercised	$1.6543-$2.5926	$1.967	(45,566)		—	—
Canceled	—	—	—		—	—
Exercisable	$1.654-$19.033	—	—		(15,566)	—

Balance Fiscal, 2004	$1.654-$25.6400	$9.489	297,684	$7.460	254,434	80,171
Granted	$20.425	$20.425	5,000		—	(5,000)
Exercised	$1.6543-$2.6666	$2.329	(45,561)		—	—
Canceled	—	—	—		—	—
Exercisable	$2.667-$25.640	—	—		(23,686)	—

Balance Fiscal, 2005	$1.4815-$25.640	$10.970	257,123	$10.143	230,748	75,171

        Additional weighted average information for options outstanding and exercisable as of fiscal year-end 2005:

			Options Outstanding		Options Exercisable
	Range of Exercise Price	Number Of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Number Of Shares	Weighted Average Exercise Price Per Share
Long-Term Incentive Plan:	$1.309-$7.000	799,603	$3.670	2.5 years	799,603	$3.670
	$7.001-$10.000	1,608,630	$8.324	5.0 years	1,236,366	$8.175
	$10.001-$30.220	2,749,182	$19.165	8.0 years	2,093,353	$20.921

		5,157,415			4,129,322	$13.764

Nonemployee Director Plan:	$1.4815-$7.000	87,748	$5.006	2.8 years	87,748	$5.006
	$7.001-$10.000	68,625	$8.873	4.4 years	68,625	$8.873
	$10.001-$25.640	100,750	$17.593	7.3 years	74,375	$17.376

		257,123			230,748	$10.143

12.   Supplemental Cash Flow Information

Fiscal Year	2005	2004	2003
	IN THOUSANDS
Cash paid during the year for:
Interest	$315	$30	$36
Income taxes	$59,774	$33,110	$24,567
Supplemental disclosures of non-cash investing and financing activities:
Purchase of property for capital lease obligation	$47	$1,560	$—
Additions to property, plant and equipment included in accounts payable	$2,821	$1,266	$584

13.   Major Customer, Segment and Geographic Information

        Customers of the Company consist principally of major department stores and specialty retailers located throughout the United States, Europe and the Far East. In connection with the Federated Department Store Inc.'s acquisition of May Department Stores Co. in 2005, on a pro forma basis, net sales to this combined entity would approximate 10%, 11% and 12% of the Company's net sales for fiscal years 2005, 2004 and 2003, respectively.

        The Company's majority-owned businesses operate primarily in four geographic regions. The Company operates in two distinct distribution channels, wholesale and retail. In its wholesale operations the Company designs, develops, markets and distributes fashion and premium watches and other accessories to department stores, specialty shops, and independent retailers throughout the world. The Company's retail operations consist of its outlet and primarily mall-based full-priced retail stores. Specific information related to the Company's reportable segments and geographic areas are contained in the following table. Intercompany sales of products between geographic areas are referred to as intergeographic items. The United States segment includes substantial back office costs which are not allocated to the other segments. All balance sheet intercompany balances have been eliminated.

Fiscal Year 2005	Net Sales	Operating Income	Long-lived Assets	Total Assets
	IN THOUSANDS
United States—exclusive of Stores:			$137,264	$384,682
External customers	$429,733	$(12,519)	—	—
Intergeographic	103,293	—	—	—
Retail Worldwide	154,971	6,718	29,893	67,993
Europe:			61,203	211,162
External customers	313,701	30,295	—	—
Intergeographic	181,417	—	—	—
Far East and Export:			10,517	80,909
External customers	142,063	84,898	—	—
Intergeographic	336,619	—	—	—
Intergeographic items	(621,329)	—	—	—

Consolidated	$1,040,468	$109,392	$238,877	$744,746

Fiscal Year 2004	Net Sales	Operating Income	Long-lived Assets	Total Assets
	IN THOUSANDS
United States—exclusive of Stores:			$127,876	$332,265
External customers	$395,687	$22,392	—	—
Intergeographic	163,383	—	—	—
Retail Worldwide	130,109	4,600	21,486	57,064
Europe:			53,542	217,235
External customers	306,937	29,378	—	—
Intergeographic	78,935	—	—	—
Far East and Export:			7,653	181,229
External customers	127,227	78,989	—	—
Intergeographic	310,124	—	—	—
Intergeographic items	(552,442)	—	—	—

Consolidated	$959,960	$135,359	$210,557	$787,793

Fiscal Year 2003	Net Sales	Operating Income	Long-lived Assets	Total Assets
	IN THOUSANDS
United States—exclusive of Stores:			$79,631	$314,594
External customers	$337,059	$28,769	—	—
Intergeographic	139,063	—	—	—
Retail Worldwide	104,118	2,639	20,204	45,278
Europe:			42,809	165,226
External customers	258,078	15,691	—	—
Intergeographic	13,489	—	—	—
Far East and Export:			5,577	62,443
External customers	81,920	61,709	—	—
Intergeographic	246,648	—	—	—
Intergeographic items	(399,200)	—	—	—

Consolidated	$781,175	$108,808	$148,221	$587,541

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        We have had no changes in or disagreements with our accountants to report under this item.

Item 9A.    Controls and Procedures

Controls Evaluation and Related CEO and CFO Certifications

        We conducted an evaluation of the effectiveness of the design and operation of the "disclosure controls and procedures" ("Disclosure Controls"), as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Annual Report. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

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

Scope of the Controls Evaluation

        The evaluation of our Disclosure Controls included a review of the controls' objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Annual Report. In the course of the controls evaluation, we sought to identify data errors, control problems or acts of fraud and confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the controls can be reported in our Quarterly Reports on Form 10-Q and to supplement the disclosures made in the Company's Annual Report on Form 10-K. Many of the components of the Disclosure Controls are also evaluated on an ongoing basis by the Internal Audit Department and by other personnel in the finance department. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

        Among other matters, we also considered whether the evaluation identified any "significant deficiencies" or "material weaknesses" in internal control over financial reporting, and whether we had identified any acts of fraud involving personnel with a significant role in our internal control over financial reporting. This information was important both for the controls evaluation generally, and because Item 5 in the certifications of the CEO and CFO requires that the CEO and CFO disclose that information to our Board's Audit Committee and to our independent registered public accountants. In the PCAOB Auditing Standard No. 2, "An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements," a "significant deficiency" is referred to as a control deficiency, or combination of control deficiencies, that adversely affect our ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. A "material weakness" is referred to as a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We also sought to address other controls matters in the controls evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with its ongoing procedures.

Conclusions

        Based upon the controls evaluation, our CEO and CFO have concluded that as of the end of the period covered by this Annual Report, the Disclosure Controls were effective at the reasonable assurance level. Further, there have been no changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal controls over financial reporting. Under the supervision and with the participation of our management, including our CEO and CFO, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our CEO and CFO concluded that our internal controls over financial reporting were effective.

        Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our management's assessment of our internal control over financial reporting. The attestation report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Fossil, Inc.
Dallas, Texas

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting that Fossil, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

        In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 8, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
March 8, 2006

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        The information under the headings "Directors and Nominees," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Board Committees and Meetings" in our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report, is incorporated herein by reference.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

  (a)
  Documents filed as part of Report.

		Page
1.	Report of Independent Registered Public Accounting Firm	47
	Consolidated Balance Sheets	48
	Consolidated Statements of Income and Comprehensive Income	49
	Consolidated Statements of Stockholders' Equity	50
	Consolidated Statements of Cash Flows	51
	Notes to Consolidated Financial Statements	52
2.	Financial Statement Schedule: See "Schedule II" on page S-1.
3.	Exhibits required to be filed by Item 601 of Regulation S-K.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Report on Form 10-K for the year ended January 1, 2005).
3.2
Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to Exhibit 3.2 of the Company's Report on Form 10-K for the year ended January 1, 2005).
3.3	Amended and Restated Bylaws of Fossil, Inc. (incorporated by reference to Exhibit 3.3 of the Company's Report on Form 10-K for the year ended January 1, 2005).
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
10.3(2)
Form of Award Agreement under the Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company's Registration Statement of Form S-3, registration no. 333-107476, filed with the Securities and Exchange Commission).
10.4(2)
Fossil, Inc. 1993 Savings and Retirement Plan (incorporated herein by reference to Exhibit 10.3 of the Company's Registration Statement of Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).
10.5
Subordination Agreement of Fossil Trust for the benefit of First Interstate Bank of Texas, N.A. dated as of August 31, 1994 (incorporated by reference to Exhibit 10.5 of the Company's Report on Form 10-K for the year ended January 1, 2005).

10.6
Master Licensing Agreement dated as of August 30, 1994, by and between Fossil, Inc. and Fossil Partners, L.P. (incorporated by reference to Exhibit 10.6 of the Company's Report on Form 10-K for the year ended January 1, 2005).
10.7	Agreement of Limited Partnership of Fossil Partners, L.P. (incorporated by reference to Exhibit 10.7 of the Company's Report on Form 10-K for the year ended January 1, 2005).
10.8(2)	First Amendment to the Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company's Report on Form 10-K for the year ended January 1, 2005).
10.9(2)	Second Amendment to the Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company's Report on Form 10-K for the year ended January 1, 2005).
10.10(2)	Amendment to the Fossil, Inc. 1993 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.10 of the Company's Report on Form 10-K for the year ended January 1, 2005).
10.11(2)	First Amended and Restated Fossil, Inc. and Affiliates Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K filed on January 30, 2006.)
10.12(2)	Third Amendment to the Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 of the Company's Report on Form 10-Q for the quarterly period ended July 7, 2001).
10.13(2)	2002 Restricted Stock Plan of Fossil, Inc. and Form of Award Agreement (incorporated by reference to Exhibit 10.13 of the Company's Report on Form 10-K for the year ended January 1, 2005).
10.14
Stock Purchase Agreement between FMW Acquisition, Inc., Tempus International Corp. and Jack Barouh dated March 23, 2004 (without exhibits) (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the quarterly period ended April 3, 2004).
10.15
Stock Pledge Agreement entered into on September 23, 2004, by and between Fossil, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 of the Company's Report on Form 8-K filed on October 5, 2004).
10.16
Loan Agreement, by and among, Wells Fargo Bank, National Association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc., Intermediate Leasing, Inc., Arrow Merchandising, Inc., Fossil Holdings, LLC and FMW Acquisition, Inc., dated September 23, 2004 (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K filed on October 5, 2004).
10.17
Amended and Restated Revolving Line of Credit Note, by and between Fossil Partners, L.P. and Wells Fargo Bank, National Association, a national banking association, dated September 22, 2005 (incorporated by reference to Exhibit 10.2 of the Company's Report on Form 8-K filed on October 3, 2005).
10.18(2)
Employment Agreement by and between Fossil, Inc. and Harold S. Brooks dated October 31, 2004 (without exhibits) (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the quarterly period ended October 2, 2004).

10.19
First Amendment to Loan Agreement, by and among Wells Fargo Bank, National Association, a national banking association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc., Intermediate Leasing, Inc., Arrow Merchandising, Inc. and Fossil Holdings, LLC, dated September 22, 2005 (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K filed on October 3, 2005).
10.20
Second Amendment to Loan Agreement, by and among Wells Fargo Bank, National Association, a national banking association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc., Arrow Merchandising, Inc. and Fossil Holdings, LLC, dated February 20, 2006 to be effective as of September 22, 2005 (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K filed on February 23, 2006).
10.21(1)	Fourth Amendment to the Fossil, Inc. 1993 Long-Term Incentive Plan.
10.22(1)	Fifth Amendment to the Fossil, Inc. 2004 Long-Term Incentive Plan.
10.23(1)	Form of Resale Restriction Agreement (for certain senior and executive officers), effective as of November 16, 2005.
10.24(1)	Form of Resale Restriction Agreement (for non-employee directors), effective as of November 30, 2005.
10.25(1)	Amendment to Award Agreement, by and between Fossil, Inc. and Mark D. Quick, dated November 10, 2005.
10.26(1)	Form of Restricted Stock Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan.
10.27(1)	Form of Restricted Stock Unit Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan.
10.28(1)	Form of Stock Appreciation Rights Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan.
21.1(1)	Subsidiaries of Fossil, Inc.
23.1(1)	Consent of Independent Registered Public Accounting Firm.
31.1(1)	Certification of Principal Executive Officer
31.2(1)	Certification of Principal Financial Officer
32.1(1)	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Filed herewith.

(2)
Management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 8, 2006.	FOSSIL, INC.
/s/ KOSTA N. KARTSOTIS Kosta N. Kartsotis, President, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ TOM KARTSOTIS Tom Kartsotis	Chairman of the Board and Director (Principal Executive Officer)	March 8, 2006
/s/ KOSTA N. KARTSOTIS Kosta N. Kartsotis	President, Chief Executive Officer and Director	March 8, 2006
/s/ MIKE L. KOVAR Mike L. Kovar	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2006
/s/ MICHAEL W. BARNES Michael W. Barnes	President, International and Special Markets Division and Director	March 8, 2006
/s/ JAL S. SHROFF Jal S. Shroff	Director	March 8, 2006
/s/ KENNETH W. ANDERSON Kenneth W. Anderson	Director	March 8, 2006
/s/ ALAN J. GOLD Alan J. Gold	Director	March 8, 2006
/s/ MICHAEL STEINBERG Michael Steinberg	Director	March 8, 2006
/s/ DONALD J. STONE Donald J. Stone	Director	March 8, 2006
/s/ ANDREA CAMERANA Andrea Camerana	Director	March 8, 2006
/s/ CADEN WANG Caden Wang	Director	March 8, 2006

SCHEDULE II

FOSSIL, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Fiscal Years 2003, 2004 and 2005

(in thousands)

		Additions	Deductions
Classification	Balance at the Begining of Period	Charged (Credited) to Operations	Actual Returns or Writeoffs	Balance at End of Period
Fiscal Year 2003:
Account receivable allowances:
Sales returns	$24,813	$36,044	$(34,224)	$26,633
Bad debts	12,617	3,414	(3,122)	12,909
Cash discounts	279	696	(549)	426
Inventory in transit for estimated customer returns	(15,025)	(20,761)	19,983	(15,803)
Deferred tax asset valuation allowance	—	—	—	—
Fiscal Year 2004:
Account receivable allowances:
Sales returns	26,633	43,413	(40,226)	29,820
Bad debts	12,909	(387)	(774)	11,748
Cash discounts	426	2,989	(459)	2,956
Inventory in transit for estimated customer returns	(15,803)	(18,315)	16,390	(17,728)
Deferred tax asset valuation allowance	—	—	—	—
Fiscal Year 2005:
Account receivable allowances:
Sales returns	29,820	44,633	(42,308)	32,145
Bad debts	11,748	1,932	(2,613)	11,067
Cash discounts	2,956	3,527	(3,402)	3,081
Inventory in transit for estimated customer returns	(17,728)	(25,053)	24,272	(18,509)
Deferred tax asset valuation allowance	—	2,692	—	2,692

S-1

EXHIBIT INDEX

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Report on Form 10-K for the year ended January 1, 2005).
3.2
Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to Exhibit 3.2 of the Company's Report on Form 10-K for the year ended January 1, 2005).
3.3	Amended and Restated Bylaws of Fossil, Inc. (incorporated by reference to Exhibit 3.3 of the Company's Report on Form 10-K for the year ended January 1, 2005).
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
10.3(2)
Form of Award Agreement under the Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company's Registration Statement of Form S-3, registration no. 333-107476, filed with the Securities and Exchange Commission).
10.4(2)
Fossil, Inc. 1993 Savings and Retirement Plan (incorporated herein by reference to Exhibit 10.3 of the Company's Registration Statement of Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).
10.5
Subordination Agreement of Fossil Trust for the benefit of First Interstate Bank of Texas, N.A. dated as of August 31, 1994 (incorporated by reference to Exhibit 10.5 of the Company's Report on Form 10-K for the year ended January 1, 2005).
10.6
Master Licensing Agreement dated as of August 30, 1994, by and between Fossil, Inc. and Fossil Partners, L.P. (incorporated by reference to Exhibit 10.6 of the Company's Report on Form 10-K for the year ended January 1, 2005).
10.7	Agreement of Limited Partnership of Fossil Partners, L.P. (incorporated by reference to Exhibit 10.7 of the Company's Report on Form 10-K for the year ended January 1, 2005).
10.8(2)	First Amendment to the Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company's Report on Form 10-K for the year ended January 1, 2005).
10.9(2)	Second Amendment to the Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company's Report on Form 10-K for the year ended January 1, 2005).
10.10(2)	Amendment to the Fossil, Inc. 1993 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.10 of the Company's Report on Form 10-K for the year ended January 1, 2005).
10.11(2)	First Amended and Restated Fossil, Inc. and Affiliates Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K filed on January 30, 2006.)

10.12(2)	Third Amendment to the Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 of the Company's Report on Form 10-Q for the quarterly period ended July 7, 2001).
10.13(2)	2002 Restricted Stock Plan of Fossil, Inc. and Form of Award Agreement (incorporated by reference to Exhibit 10.13 of the Company's Report on Form 10-K for the year ended January 1, 2005).
10.14
Stock Purchase Agreement between FMW Acquisition, Inc., Tempus International Corp. and Jack Barouh dated March 23, 2004 (without exhibits) (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the quarterly period ended April 3, 2004).
10.15
Stock Pledge Agreement entered into on September 23, 2004, by and between Fossil, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 of the Company's Report on Form 8-K filed on October 5, 2004).
10.16
Loan Agreement, by and among, Wells Fargo Bank, National Association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc., Intermediate Leasing, Inc., Arrow Merchandising, Inc., Fossil Holdings, LLC and FMW Acquisition, Inc., dated September 23, 2004 (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K filed on October 5, 2004).
10.17
Amended and Restated Revolving Line of Credit Note, by and between Fossil Partners, L.P. and Wells Fargo Bank, National Association, a national banking association, dated September 22, 2005 (incorporated by reference to Exhibit 10.2 of the Company's Report on Form 8-K filed on October 3, 2005).
10.18(2)
Employment Agreement by and between Fossil, Inc. and Harold S. Brooks dated October 31, 2004 (without exhibits) (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 10-Q for the quarterly period ended October 2, 2004).
10.19
First Amendment to Loan Agreement, by and among Wells Fargo Bank, National Association, a national banking association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc., Intermediate Leasing, Inc., Arrow Merchandising, Inc. and Fossil Holdings, LLC, dated September 22, 2005 (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K filed on October 3, 2005).
10.20
Second Amendment to Loan Agreement, by and among Wells Fargo Bank, National Association, a national banking association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc., Arrow Merchandising, Inc. and Fossil Holdings, LLC, dated February 20, 2006 to be effective as of September 22, 2005 (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K filed on February 23, 2006).
10.21(1)	Fourth Amendment to the Fossil, Inc. 1993 Long-Term Incentive Plan
10.22(1)	Fifth Amendment to the Fossil, Inc. 2004 Long-Term Incentive Plan
10.23(1)	Form of Resale Restriction Agreement (for certain senior and executive officers), effective as of November 16, 2005.
10.24(1)	Form of Resale Restriction Agreement (for non-employee directors), effective as of November 30, 2005.
10.25(1)	Amendment to Award Agreement, by and between Fossil, Inc. and Mark D. Quick, dated November 10, 2005.

10.26(1)	Form of Restricted Stock Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan.
10.27(1)	Form of Restricted Stock Unit Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan.
10.28(1)	Form of Stock Appreciation Rights Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan.
21.1(1)	Subsidiaries of Fossil, Inc.
23.1(1)	Consent of Independent Registered Public Accounting Firm.
31.1(1)	Certification of Principal Executive Officer
31.2(1)	Certification of Principal Financial Officer
32.1(1)	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2(1)	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

(1)
Filed herewith.

(2)
Management contract or compensatory plan or arrangement.