Form 10-Q
period 2006-04-08
FOSSIL INC
filed 2006-05-18
CIK 883569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 8, 2006

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

The number of shares of registrant’s common stock outstanding as of May 15, 2006: 67,284,436

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

FOSSIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

AMOUNTS IN THOUSANDS

	April 8, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$61,179	$57,457
Securities available for sale	6,833	6,553
Accounts receivable – net	122,828	141,958
Inventories - net	253,986	241,009
Deferred income tax assets	20,308	17,505
Prepaid expenses and other current assets	46,389	41,387
Total current assets	511,523	505,869

Investments	9,844	9,352
Property, plant and equipment – net	157,098	148,150
Goodwill	41,891	40,667
Intangible and other assets – net	44,275	40,708
Total assets	$764,631	$744,746
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of obligations under capital leases	$46,774	$8,552
Accounts payable	49,592	60,628
Accrued expenses:
Accrued accounts payable	21,796	20,928
Compensation	22,819	19,956
Co-op advertising	7,004	15,178
Other	24,211	25,187
Income taxes payable	35,728	30,228
Total current liabilities	207,924	180,657

Deferred income tax liabilities	29,889	29,050
Other long-term liabilities	6,720	6,363
Total long-term liabilities	36,609	35,413

Minority interest in subsidiaries	3,198	2,527
Stockholders’ equity:
Common stock, 67,408 and 68,319 shares issued for 2006 and 2005, respectively	674	683
Additional paid-in capital	32,333	35,161
Retained earnings	475,700	487,097
Accumulated other comprehensive income	9,038	7,675
Treasury Stock at cost, 47,500 shares at April 8, 2006	(845)	—
Deferred compensation	—	(4,467)
Total stockholders’ equity	516,900	526,149
Total liabilities and stockholders’ equity	$764,631	$744,746

See notes to condensed consolidated financial statements.

FOSSIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

UNAUDITED

AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA

	For the 14 Weeks Ended	For the 13 Weeks Ended
	April 8, 2006	April 2, 2005

Net sales	$264,225	$232,510
Cost of sales	131,211	111,348
Gross profit	133,014	121,162

Operating expenses:
Selling and distribution	84,980	68,798
General and administrative	31,042	27,849
Total operating expenses	116,022	96,647

Operating income	16,992	24,515
Interest expense	596	60
Other (expense) income – net	(904)	(2,543)
Income before income taxes	15,492	21,912
Provision (benefit) for income taxes	5,776	(1,982)
Net income	$9,716	$23,894

Other comprehensive income, net of taxes:
Currency translation adjustment	2,136	(3,236)
Unrealized gain (loss) on marketable investments	10	(46)
Forward contracts hedging intercompany foreign currency payments – change in fair values	(783)	1,479
Total comprehensive income	$11,079	$22,091

Earnings per share:
Basic	$0.14	$0.34
Diluted	$0.14	$0.32
Weighted average common shares outstanding:
Basic	67,258	71,143
Diluted	69,060	74,454

See notes to condensed consolidated financial statements.

FOSSIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

AMOUNTS IN THOUSANDS

	For the 14 Weeks Ended	For the 13 Weeks Ended
	April 8, 2006	April 2, 2005
Operating activities:
Net income	$9,716	$23,894
Noncash items affecting net income:
Minority interest in subsidiaries	851	969
Equity in (income) loss of joint venture	(269)	1
Depreciation and amortization	7,805	6,497
Stock based compensation	387	477
Excess tax benefits from stock based compensation	(408)	1,850
(Gain) loss on disposal of assets	(23)	34
Decrease in allowance for doubtful accounts	(271)	(240)
Decrease in allowance for returns - net of related inventory in transit	(320)	(1,049)
Deferred income taxes	(2,154)	(21,492)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	20,578	27,867
Inventories	(11,529)	(14,098)
Prepaid expenses and other current assets	(5,002)	(14,115)
Accounts payable	(13,425)	(7,781)
Accrued expenses	(4,938)	(18,405)
Income taxes payable	5,908	13,498
Net cash from (used in) operating activities	6,906	(2,093)

Investing activities:
Business acquisitions, net of cash acquired	(6,075)	(4,429)
Additions to property, plant and equipment	(14,764)	(6,573)
Purchase of short-term marketable investments	(321)	(72)
Increase in intangible and other assets	(558)	(344)
Net cash used in investing activities	(21,718)	(11,418)

Financing activities:
Proceeds from exercise of stock options	1,247	2,553
Acquisition and retirement of common stock	(22,370)	(4,821)
Excess tax benefits from stock based compensation	408	—
Distribution of minority interest earnings	(186)	(2,483)
Borrowings (payments) on notes payable - net	38,165	(24,042)
Net cash from (used in) financing activities	17,264	(28,793)

Effect of exchange rate changes on cash and cash equivalents	1,270	(319)
Net increase (decrease) in cash and cash equivalents	3,722	(42,623)
Cash and cash equivalents:
Beginning of period	57,457	185,430

End of period	$61,179	$142,807

See notes to condensed consolidated financial statements.

FOSSIL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1.                                      FINANCIAL STATEMENT POLICIES

Basis of Presentation. The condensed consolidated financial statements include the accounts of Fossil, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of April 8, 2006, and the results of operations for the fourteen-week period ended April 8, 2006 (“First Quarter”) and the thirteen-week period ended April 2, 2005 (“Prior Year Quarter”) respectively. All adjustments are of a normal, recurring nature. The Company noted that fiscal 2006 is a 53-week year as compared to a 52-week year in fiscal 2005. This extra week is included in the First Quarter. Reclassification of certain amounts for the Prior Year Quarter have been made to conform to the current year presentation. Approximately $5.1 million of deferred rent was reclassified from other current liabilities to other long-term liabilities. This reclassification as well as other miscellaneous reclassifications did not have a material impact on comparability between respective periods.

These interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Form 10-K filed by the Company pursuant to the Securities Exchange Act of 1934 for the year ended December 31, 2005. Operating results for the fourteen-week period ended April 8, 2006, are not necessarily indicative of the results to be achieved for the full year.

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

Business. Fossil is a design, development, marketing and distribution company that specializes in consumer products predicated on fashion and value. The Company’s principal offerings include an extensive line of fashion watches sold under the Company’s proprietary FOSSIL®, RELIC®, MW®, MW MICHELE®, and ZODIAC® brands as well as licensed brands for some of the most prestigious companies in the world, including ADIDAS®, BURBERRY®, DIESEL®, DKNY® and EMPORIO ARMANI®. The Company also offers complementary lines of small leather goods, belts, handbags and sunglasses under the FOSSIL and RELIC brands, jewelry under the FOSSIL, DIESEL, EMPORIO ARMANI and Michele brands and FOSSIL apparel. The Company’s centralized infrastructure in design/development and production/sourcing allows it to leverage the strength of its branded watch and jewelry portfolio over an extensive global distribution network. The Company’s products are sold primarily through department stores and other major retailers, both domestically and in over 90 countries worldwide.

Foreign Currency Hedging Instruments. The Company’s foreign subsidiaries periodically enter into forward contracts principally to hedge the future payment of intercompany inventory transactions with the U.S. company. At April 8, 2006, the Company’s foreign subsidiaries had forward contracts to sell 28.1 million Euro for approximately $34.7 million, expiring through December 2006. If they were to settle their Euro-based contracts at the reporting date, the net result would be a net gain of approximately $335,000, net of taxes, as of April 8, 2006. The net (decrease) increase in fair value for the First Quarter and the Prior Year Quarter of approximately ($0.8) million and $1.5 million, respectively, is included in other comprehensive income (loss). The net decrease for the First Quarter consisted of net losses from these hedges of $511,000, and $272,000 of net gains reclassified into earnings.

Earnings Per Share. The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS:

	For the 14 Weeks Ended April 8, 2006	For the 13 Weeks Ended April 2, 2005
	IN THOUSANDS, EXCEPT PER SHARE DATA
Numerator:
Net income	$9,716	$23,894
Denominator:
Basic EPS computation:
Weighted average common shares outstanding	67,258	71,143

Basic EPS	$0.14	$0.34

Diluted EPS computation:
Denominator:
Basic weighted average common shares outstanding	67,258	71,143
Dilutive effect of stock based compensation	1,802	3,311
	69,060	74,454

Diluted EPS	$0.14	$0.32

Approximately 1.1 million and 0.1 million weighted average shares issuable under stock based awards were not included in the diluted earnings per share calculation at the end of the First Quarter and the Prior Year Quarter, respectively, because they were antidilutive. These common share equivalents may be dilutive in future earnings per share calculations.

Goodwill. The changes in the carrying amount of goodwill, which is not subject to amortization, are as follows:

IN THOUSANDS
Balance at December 31, 2005	$40,667
Acquisitions	1,026
Currency and other	198
Balance at April 8, 2006	$41,891

2.             ACQUISITIONS

In February 2006, Fossil International Holdings, Inc. (“FIH”), a wholly owned subsidiary of the Company, contributed approximately $4.3 million to Fossil Mexico, Sociedad Anonima de Capital Variable (“Fossil Mexico”), a newly-formed entity that is 51% owned by FIH. On February 1, 2006, Fossil Mexico acquired certain fixed assets, intangible assets and inventory from Grupo Japme, S.A. de C.V.(“Grupo Japme”), the Company’s distributor in Mexico, for a total cash purchase price of approximately $7.2 million of which $1.1 million will be made in equal payments through July 2006. The terms of this transaction include a potential future earnout payment to Grupo Japme in an amount of up to $1.3 million in the event that defined earnings objectives are achieved. The acquisition was recorded as a purchase and the Company has not completed the final allocation of purchase price to the fair values of assets acquired.

3.                                      INVENTORIES

Inventories consist of the following:

	April 8, 2006	December 31, 2005
	IN THOUSANDS
Components and parts	$12,393	$14,763
Work-in-process	2,758	4,807
Finished merchandise on hand	190,842	179,724
Merchandise at Company stores	30,341	23,206
Merchandise in-transit from estimated customer returns	17,652	18,509

	$253,986	$241,009

4.                                      INCOME TAXES

Income Tax expense was $5.8 million for the First Quarter resulting in an effective tax rate of 37.3%. The First Quarter of the Prior Year showed a $2.0 million income tax benefit due to the special one-time dividends received deduction of 85% on the repatriation of foreign earnings under certain provisions of the American Jobs Creation Act of 2004. Prior to the repatriation, the company had accrued a deferred tax liability on foreign earnings that were not expected to be indefinitely reinvested abroad. The release of a portion of this liability, partially offset by the cash tax to be paid on the dividends, resulted in an overall tax benefit for the Prior Year Quarter.

5.             STOCK BASED COMPENSATION PLANS

In December 2004, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). SFAS 123R requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS 123R, public companies are required to measure the cost of services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an award recipient is required to provide service in exchange for the award. The pro forma disclosures previously permitted under SFAS 123 no longer are an alternative to financial statement recognition.

Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective method and as such, results for prior periods have not been restated. Under this transition method, the measurement and the method of amortization of costs for share-based payments granted prior to, but not vested as of January 1, 2006, will be based on the same estimate of the grant-date fair value and primarily the same amortization method that was previously used in the SFAS 123 pro forma disclosure. For equity awards granted after the date of adoption, the Company will amortize share-based compensation expense on a straight-line basis over the vesting term. Compensation expense is recognized only for share-based payments expected to vest. The Company estimates forfeitures at the date of grant based on historical experience and future expectations. Prior to the adoption of SFAS 123R, the Company utilized the intrinsic-value based method of accounting under APB No. 25, and related interpretations, and adopted the disclosure requirements of SFAS No. 123. The effect of forfeitures on the pro forma expense amounts was recognized based on actual forfeitures. No compensation expense was historically recognized for the Company’s stock option plans because the quoted market price of the Common Stock at the date of grant was not in excess of the amount an employee must pay to acquire the Common Stock. The adoption of SFAS 123R resulted in share-based compensation expense of approximately $400,000, or less than $0.01 for both basic and diluted earnings per share. In conjunction with the implementation of SFAS 123R, $4.5 million of deferred compensation was reclassified into additional paid-in capital.

Restricted Stock Plan. The 2002 Restricted Stock Plan of the Company is intended to advance the best interests of the Company, its subsidiaries and its stockholders in order to attract, retain and motivate key employees by providing them with additional incentives through the award of shares of restricted stock. To date, shares awarded under the Restricted Stock Plan have been funded with shares contributed to the Company from a significant stockholder. During the first quarters of 2006 and 2005, 44,200 and 53,800 shares, respectively, of stock were contributed to the Restricted Stock Plan by the stockholder and reissued by the Company to the employees. As of April 8, 2006, 47,500 shares issued to employees in prior years were forfeited and are held in the Company Treasury to be issued as future awards are granted. The current restricted shares outstanding predominantly vest over a period ranging from one to nine years. These shares were accounted for at fair value. As of April 8, 2006, the Company has available 611,050 common shares for future issuances under the Restricted Stock Plan.

Long Term Incentive Plan. An aggregate of 5,821,875 shares of Common Stock were initially reserved for issuance pursuant to the Long Term Incentive Plan (“Incentive Plan”), adopted April 1993. An additional 3,037,500 shares were reserved in each of 1995, 1998, 2001 and 2003 for issuance under the Incentive Plan. Designated employees of the Company, including officers and directors, are eligible to receive (i) stock options, (ii) stock appreciation rights, (iii) restricted or non-restricted stock awards, (iv) restricted stock units, (v) cash awards, or (vi) any combination of the foregoing. The Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”). Each award issued under the Incentive Plan terminates at the time designated by the Compensation Committee, not to exceed ten years. The current options, stock appreciation rights, restricted stock and restricted stock units outstanding predominately vest over a period ranging from three to five years and were priced at not less than the market value of the Company’s Common Stock at the date of grant. All stock appreciation rights and restricted stock units are settled in shares of Company stock.

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

Pro forma disclosures as if the Company had adopted the fair value recognition requirements under SFAS 123 for stock option awards during the Prior Year Quarter, is presented in the following table.

For the 13 Weeks Ended April 2, 2005
IN THOUSANDS, EXCEPT PER SHARE DATA

Net income, as reported	$23,894
Add: Stock-based employee compensation included in reported net income, net of tax	310

Deduct fair value based compensation expense, net of tax	(1,260)
$22,944
Pro forma net income

Basic earnings per share:
As reported	$0.34
Pro forma under SFAS 123	$0.32

Diluted earnings per share:
As reported	$0.32
Pro forma under SFAS 123	$0.31

As of April 8, 2006, there was approximately $15 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the incentive plans. This cost is expected to be recognized over a weighted-average period of approximately 6 years.

Stock options and stock appreciation rights. The fair value of stock options and stock appreciation rights granted under the Company’s stock-based compensation plans was estimated on the date of grant using the Black-Scholes option-pricing model. The table below outlines the weighted average assumptions for these award grants:

	For the 14	For the 13
	Weeks Ended	Weeks Ended
	April 8, 2006	April 2, 2005
Risk-free interest rate	4.75%	4.17%
Expected term (in years)	4.97	5.00
Expected volatility	58.19%	58.86%
Expected dividend yield	0.00%	0.00%

Estimated fair value per option/stock appreciation right granted	10.13	13.97

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards. Expected stock price volatility is based on the historical volatility of the Company’s stock. The risk-free rate is based on the implied yield available on U.S. Treasury issues with an equivalent remaining term.

 The Company receives a tax deduction for certain stock option exercises/restricted stock vestings when the options/restricted shares are exercised/vested, generally for the excess of the stock price when the options are sold over the exercise price of the options or the excess of the market price of the Company’s stock on the date restricted shares vest over the market price on grant date. Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options and the vesting of restricted shares as operating cash inflows in the Condensed Consolidated Statements of Cash Flows. SFAS 123R requires the benefits of tax deductions in excess of the grant-date fair value for those options and restricted shares to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount is shown as “Excess tax benefit from stock based compensation” on the Condensed Consolidated Statements of Cash Flows and for the First Quarter was $408,000.

The following table summarizes stock option and stock appreciation right activity during the First Quarter:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
Options and stock appreciation rights	Shares	Exercise Price	Term (years)	Value
	IN THOUSANDS			IN THOUSANDS
Outstanding at January 1, 2006	5,462	$13.24
Granted	372	$18.62
Exercised	(125)	$10.01		$1,189
Forfeited or expired	(23)	$13.75
Outstanding at April 8, 2006	5,686	$13.66	6.03	$77,668
Exercisable at April 8, 2006	4,727	$13.31	5.67	$62,934

The aggregate intrinsic value in the table above is before income taxes and is based on the fair market value on the grant date for outstanding and exercisable shares at April 8, 2006 and based on the fair market value on the exercise date for exercised shares.

Restricted Stock and Restricted Stock Units. The following table summarizes restricted stock and restricted stock unit activity during the First Quarter:

		Weighted Average
Restricted Stock and Restricted Stock Units	Shares	Grant-Date Fair Value
	IN THOUSANDS
Nonvested at January 1, 2006	375	$17.88
Granted	147	$18.41
Vested	(63)	$14.73
Forfeited	(42)	$17.47
Nonvested at April 8, 2006	417	$18.58

The total fair value of shares vested during the First Quarter was $925,784.

6.             SEGMENT AND GEOGRAPHIC INFORMATION

Specific information related to the Company’s reportable segments and geographic areas are contained in the following table. Intercompany sales of products between geographic areas are referred to as intergeographic items and are eliminated in consolidation. Certain corporate costs not allocated to individual operating segments for management reporting purposes and Intercompany eliminations for specific income statement items are reflected in the “U.S.-exclusive of Stores” segment.

	For the 14 Weeks Ended April 8, 2006		For the 13 Weeks Ended April 2, 2005
		Operating		Operating
	Net Sales	Income (Loss)	Net Sales	Income (Loss)
		IN THOUSANDS
U.S.- exclusive of Stores:
External customers	$110,214	$(8,116)	$102,954	$1,808
Intergeographic	28,287	—	21,043	—
Retail worldwide	35,287	(1,473)	27,587	(2,357)
Europe:
External customers	81,275	6,941	65,885	6,556
Intergeographic	47,944	—	38,154	—
Far East and Export:
External customers	37,449	19,640	36,084	18,508
Intergeographic	80,542	—	70,370	—
Intergeographic items	(156,773)	—	(129,567)	—
Consolidated	$264,225	$16,992	$232,510	$24,515

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition and results of operations of Fossil, Inc. and our wholly and majority-owned subsidiaries for the fourteen week period ended April 8, 2006 (the “First Quarter”), as compared to the thirteen week period ended April 2, 2005 (the “Prior Year Quarter”). This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes attached hereto.

General

We are a design, development, marketing and distribution company that specializes in consumer products predicated on fashion and value. Since our inception in 1984, we have grown into a global watch and accessory company with a well-recognized branded portfolio delivered over an extensive distribution network. Our principal offerings include an extensive line of watches sold under our proprietary brands as well as brands licensed from some of the most prestigious companies in the world. We also offer complementary lines of small leather goods, belts, handbags and sunglasses under our proprietary FOSSIL and RELIC brands, jewelry under the FOSSIL, DIESEL, EMPORIO ARMANI and MICHELE brands and FOSSIL apparel. Our centralized infrastructure in design/development and production/sourcing allows us to leverage the strength of our branded watch and jewelry portfolio over an extensive global distribution network.

Our products are sold primarily to department stores and specialty retail stores in over 90 countries worldwide through company-owned foreign sales subsidiaries and through a network of approximately 50 independent distributors. Our leather and sunglass products are primarily sold through U.S. department stores. Our foreign operations include wholly or majority-owned subsidiaries in Australia, Austria,  Canada, France, Germany, Hong Kong, Italy, Japan, Malaysia, Mexico, the Netherlands, New Zealand, Norway, Singapore, Sweden, Switzerland, Taiwan and the United Kingdom. In addition, our products are offered at company-owned retail locations, located in the United States and certain international markets, and authorized FOSSIL retail stores and kiosks located in several major airports, on cruise ships and in certain international markets.

Significant Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to product returns, bad debts, inventories, long-lived asset impairment and impairment of goodwill. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes there have been no changes to the significant accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Form 10-K filed by us for the year ended December 31, 2005.

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) using the modified prospective method and as such, results for prior periods have not been restated. Under this transition method, the measurement and the method of amortization of costs for share-based payments granted prior to, but not vested as of January 1, 2006, will be based on the same estimate of the grant-date fair value and primarily the same amortization method that was previously used in the SFAS 123 pro forma disclosure. For equity awards granted after the date of adoption, we will amortize share-based compensation expense on a straight-line basis over the vesting term. Compensation expense is recognized only for share-based payments expected to vest. We estimate forfeitures at the date of grant based on historical experience and future expectations. Prior to the adoption of SFAS 123R, we utilized the intrinsic-value based method of accounting under APB No. 25, and related interpretations, and adopted the disclosure requirements of SFAS No. 123. The effect of forfeitures on the pro forma expense amounts was recognized based on actual forfeitures. No compensation expense was historically recognized for our stock option plans because the quoted market price of the Common Stock at the date of grant was not in excess of the amount an employee must pay to acquire the Common Stock. The adoption of SFAS 123R resulted in share-based compensation expense of approximately $400,000, or less than $0.01 for both basic and diluted earnings per share. Included in the $400,000 was a benefit of approximately $970,000 resulting from the cumulative effect of changing from recognizing forfeitures on an actual basis to an estimated basis. In conjunction with the implementation of SFAS 123R, $4.5 million of deferred compensation was reclassified into additional paid-in capital.

As of April 8, 2006, there was approximately $15 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the incentive plans. This cost is expected to be recognized over a weighted-average period of approximately 6 years.

As a result of implementing SFAS 123R, we have made changes in the quantity and type of instruments used in share-based award programs. Historically, our share-based award programs were primarily comprised of stock options for all eligible employees and restricted stock grants for senior management. Beginning in fiscal 2006, we have shifted a significant portion of these awards from stock options to restricted stock, restricted stock units and/or stock appreciation rights.

Results of Operations

The following table sets forth, for the periods indicated, (i) the percentages of our net sales represented by certain line items from our condensed consolidated statements of income and (ii) the percentage changes in these line items. Fiscal 2006 is a 53-week year as compared to a 52-week year in fiscal 2005. This extra week is included in the First Quarter and the Company estimates that this extra week increased net sales and operating expenses by approximately $16 million and $5 million, respectively, as compared to the Prior Year Quarter.

	Percentage of Net Sales		Percentage Change
	For the 14 Weeks Ended	For the 13 Weeks Ended	For the 14 Weeks Ended
	April 8,	April 2,	April 8,
	2006	2005	2006

Net sales	100.0%	100.0%	13.6%
Cost of sales	49.7	47.9	17.8
Gross profit	50.3	52.1	9.8
Selling and distribution expenses	32.2	29.6	23.5
General and administrative expenses	11.7	12.0	11.5
Operating income	6.4	10.5	(30.7)
Interest expense	(0.2)	0.0	893.3
Other (expense) income - net	(0.3)	(1.1)	(64.5)
Income before income taxes	5.9	9.4	(29.3)
Income taxes	2.2	(0.9)	(391.4)
Net income	3.7%	10.3%	(59.3)%

Net Sales. The following table sets forth certain components of our consolidated net sales and the percentage relationship of the components to consolidated net sales for the periods indicated (in millions, except percentage data):

	Amounts		% of Total
	For the 14 Weeks Ended	For the 13 Weeks Ended	For the 14 Weeks Ended	For the 13 Weeks Ended
	April 8, 2006	April 2, 2005	April 8, 2006	April 2, 2005
International:
Europe	$81.3	$65.9	30.8%	28.3%
Other	37.4	36.1	14.1	15.5
Total International	118.7	102.0	44.9	43.8

Domestic:
Watch products	51.0	55.9	19.3	24.1
Other products	59.2	47.0	22.4	20.2
Total Domestic	110.2	102.9	41.7	44.3

Retail Worldwide	35.3	27.6	13.4	11.9

Total Net Sales	$264.2	$232.5	100.0%	100.0%

The following table is intended to illustrate by factor the total of the year-over-year percentage change in sales by segment and on a consolidated basis:

	Analysis of Percentage Change in Sales Versus Prior Year Quarter
	Attributable to Changes in the Following Factors
	Exchange Rates	Acquisitions	Organic Growth	Total Change
Europe	-10.7%	0.0%	34.0%	23.3%
Other international	-1.6%	4.0%	1.4%	3.8%
Domestic wholesale	0.0%	0.0%	7.1%	7.1%
Retail worldwide	-0.7%	0.0%	28.6%	27.9%
Total	-3.4%	0.6%	16.4%	13.6%

International Net Sales (Excluding the impact on sales growth attributable to foreign currency rate changes and acquisitions as noted in the above table). Sales in Europe increased as a result of sales volume growth in our FOSSIL and licensed watch and jewelry brands. Europe-based watch sales included a 19% increase in our FOSSIL brand and a 26.9% increase in licensed brands. Other international sales increases reflect Asia sales growth of 13.6% partially offset by reductions in U.S. export sales to distributors. Net sales growth in Asia was due to sales volume growth in our FOSSIL and licensed watch sales. We believe we maintain a competitive advantage as a result of our long-term relationships and strength of our business with retailers throughout the international marketplace. We further believe our portfolio of global watch brands positions us for further penetration internationally as we believe that we are continuing to take shelf space from lesser known local and regional brands. We believe these local and regional brands do not have the marketing strength, distribution network or the global brand recognition in comparison to the brands included in our watch portfolio.

Domestic Net Sales. Total domestic wholesale sales increases were driven by a 23% sales gain in the Company’s accessory business and a 39% increase in the sunglass business. Categories fueling the strong growth in the Company’s domestic accessory business were handbags, men’s and women’s belts and women’s small leather offerings. Both FOSSIL and RELIC brands experienced sales volume growth in these categories during the First Quarter. The increase in our FOSSIL sunglass business was driven by sales volume growth in the moderate department store channel while RELIC growth in sunglasses was primarily due to sales volume growth with JC Penney. Domestic wholesale watch sales decreased approximately 9% during the First Quarter in comparison to the Prior Year Quarter. Sales volume declines of 15.6% from our FOSSIL brand was partially offset sales from growth from our special markets division, the MICHAEL KORS licensed line and RELIC. In general, we believe the decline in FOSSIL watch sales, our most penetrated brand in the domestic market, is due to consumer shift in discretionary spending to other categories such as fashion accessories, cell phones and consumer electronics.

Retail Worldwide Net Sales. Sales from Company-owned retail stores worldwide increased 27.9% as a result of a 27.5% increase in the average number of stores opened during the quarter. Comparable stores sales were flat in comparison to the Prior Year Quarter. We ended the First Quarter with 177 stores, including 103 full-price stores and 74 outlet stores (37 outside the United States). This compares to 137 stores at the end of the Prior Year Quarter that included 78 full-price stores and 59 outlet stores (24 outside the United States).

Gross Profit. Gross profit margin of 50.3% in the First Quarter reflects a 180 basis point decline from 52.1% in the Prior Year Quarter. Approximately 140 basis points of this decline can be attributed to the strengthening of the U.S. dollar. As the U.S. dollar strengthened in comparison to the Prior Year Quarter, reported local currency net sales from our international subsidiaries were reduced as they were translated into U.S. dollar equivalents. The majority of this impact affects us in those countries that are Euro or Pound based markets due to the significant amounts of sales that we generate in these countries. Furthermore, our Company’s cost of sales figures primarily are in U.S. dollars or other currencies pegged to the U.S. dollar and, accordingly, the lower translated nets sales against a constant cost of sales equivalent reduced reported gross profit margins during the First Quarter. Further impacting gross margin was approximately $3 million sales of discontinued product that produced minimal gross profit. Partially offsetting these declines in gross profit margin was an increase in sales mix from the Company’s higher margin international and company-owned retail store segments.

Operating Expenses. Operating expenses, as a percentage of net sales were 43.9% in the First Quarter compared to 41.6% in the Prior Year Quarter. Operating expense increases were mainly driven by increases in payroll, trade shows, depreciation and amortization and rent. Payroll expense increased approximately $7.4 million, including an approximate $3.5 million associated with the additional week in the First Quarter as well as approximately $1 million of compensation expense inclusive of both the technical application of SFAS No. 123R as well as bonuses paid due to changes in our employee compensation structure. Increased trade show expenses reflected a shift of approximately $4.3 million of cost associated with the Basel Watch Fair which occurred during our second quarter in the prior year. Depreciation and amortization expense increases are primarily related to fixed asset additions subsequent to the Prior Year Quarter, including new retail store openings, the acquisition of a building and land for the Company’s corporate headquarters, additions to the Company’s central European warehouse and SAP software implementation costs. Rent expense increases are primarily related to new retail store openings subsequent to the Prior Year Quarter. Partially offsetting operating expense increases during the First Quarter was a $3 million benefit related to the translation impact of a stronger U.S. dollar in comparison to the Prior Year Quarter.

Operating Income. The decrease in gross profit margin combined with increased operating expenses, caused our First Quarter operating profit margin to decline to 6.4% of net sales compared to 10.5% of net sales in the Prior Year Quarter. Operating income was negatively impacted by $4.7 million related to the translation of foreign sales and expenses into U.S. dollars.

Interest expense. Interest expense of $596,000 during the First Quarter compares to $60,000 during the Prior Year Quarter. This increase is related to outstanding borrowings under our revolving line of credit principally used to fund common stock repurchases during the First Quarter and the fourth quarter of last year and capital expenditures made over the last year.

Other Income (Expense) - net. First Quarter other income (expense) decreased favorably by approximately $1.6 million when compared to the Prior Year Quarter. This favorable decrease is related to a reduction in losses from revaluation of open foreign currency account balances in comparison to the Prior Year Quarter. Foreign currency rates through the end of the First Quarter remained relatively unchanged from that of the prior year-end. In the Prior Year Quarter, we recorded currency losses of approximately $2.1 million.

Provision For Income Taxes. Tax expense was $5.8 million, reflecting a 37.3% effective tax rate in the First Quarter, compared to a tax benefit of $2.0 million in the Prior Year Quarter. During 2005, pursuant to the American Jobs Creation Act of 2004, we were able to reduce previously recorded deferred tax liabilities by repatriating foreign earnings at an effective tax rate substantially below the statutory rate at which these deferred tax liabilities were established, resulting in an approximate $8 million tax benefit during the Prior Year Quarter.

2006 Net Sales and Earnings Estimates. We are estimating second quarter 2006 diluted earnings per share will approximate $0.12 (inclusive of a $0.01 fully diluted charge associated with SFAS No. 123R), compared to actual diluted earnings per share of $0.13 ($0.12 excluding tax benefits) in the second quarter of 2005. We estimate diluted earnings per share for fiscal 2006 of approximately $1.07, inclusive of approximately $0.04 per diluted share negative impact from the implementation of SFAS No. 123R, as well as a $0.06 per diluted share benefit from a lower share count as a result of common stock repurchases completed over the last two quarters. This compares to our previous guidance of $1.05 per share and actual fiscal 2005 earnings of $1.07 per diluted share or $0.90 per diluted share, excluding tax benefits. We are estimating net sales growth of approximately 10% for the remainder of the year. This guidance reflects a slightly stronger U.S. dollar in comparison to the current spot rate of other foreign currencies, primarily the Euro and Pound.

Common Stock Repurchase Plan. During the First Quarter we acquired 1.1 million shares of common stock under our share repurchase programs for a total cost of approximately $22.4 million. Subsequent to April 8, 2006, the remaining 103,021 shares were acquired for a total cost of approximately $1.7 million, thereby completing the purchase of all common shares authorized under previous share repurchase programs. We will continue to evaluate our share repurchase strategy into the future.

Liquidity and Capital Resources

Our general business operations historically have not required substantial cash needs during the first several months of our fiscal year. Generally, starting in the second quarter, our cash needs begin to increase, typically reaching their peak in the September to November time frame. Our cash holdings and cash equivalents as of the end of the First Quarter increased to $61.2 million in comparison to $57.5 million at the end of fiscal 2005. This increase is primarily the result of net cash generated of $6.9 million from operating activities and $17.3 million in financing activities partially offset by net cash used of $21.7 million in investing activities. Net cash generated in operating activities consisted of net income of $9.7 million and non-cash items of $5.6 million partially offset by $11.5 million of cash associated with inventory increases. Net cash used in investing activities was mainly related to $14.8 million of capital additions and $6.1 million related to businesses acquired. Net cash generated from financing activities was primarily comprised of bank borrowings of $38.2 million, partially offset by common stock repurchases of $22.4 million.

Accounts receivable decreased to $122.8 million at the end of the First Quarter compared to $130.3 million at the end of the Prior Year Quarter. Days sales outstanding decreased to 42 days for the First Quarter compared to 51 days in the Prior Year Quarter. Inventory at quarter-end was $254.0 million, an increase of 29.8% compared to Prior Year Quarter inventory of $195.6 million. We believe that through changes in our inventory management processes, we will see inventory balances in line with 2005 year-end levels by the end of fiscal 2006.

At the end of the First Quarter, we had working capital of $303.6 million compared to working capital of $366.7 million at the end of the Prior Year Quarter and approximately $46.8 million of outstanding short-term borrowings. These borrowings were primarily to fund common stock repurchases during the First Quarter and the fourth quarter of last year from our U.S. Revolving Short-Term Credit Facility. Borrowings under our $100 million U.S. Revolving Short-Term Credit Facility bear interest, at our option, at (i) the lesser of (a) the prime rate (7.75% at the end of the First Quarter) less 1% or 3% or (b) the maximum rate allowed by law or (ii) LIBOR base rate (4.85% at the end of the First Quarter) plus one-half percent. The Revolver is subject to the following material terms: the Revolver is secured by 65% of issued and outstanding shares of certain subsidiaries of the Company pursuant to a Stock Pledge Agreement; the Revolver requires the maintenance of net worth, quarterly income, working capital and certain financial ratios. Available borrowings under our U.S. facility are reduced by amounts outstanding related to open letters of credit. We intend to use the proceeds available under our U.S. credit facility for working capital needs, potential acquisitions and general corporate purposes, including common stock repurchases. We also maintain a 400 million yen short-term credit facility in Japan, bearing interest based upon the Euroyen rate (approximately 0.96% at the end of the First Quarter), and 4 million GBP credit facility in the U.K., bearing interest at 1.5% over the U.K. base rate (4.5% at the end of the First Quarter). Our revolving short-term credit facilities in the United States, Japan and the U.K. renew each year in September, May and October respectively.

We had approximately $14.8 million in capital expenditures during the First Quarter. For the full fiscal year 2006, we estimate capital expenditures of approximately $45 to $50 million. Management believes that cash flow from operations combined with existing cash on hand and amounts available under our $100 million U.S. Short-Term Revolving Credit Facility will be sufficient to fund our capital needs during the balance of the year.

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

In addition to the factors listed above, our actual results may differ materially due to the other risks and uncertainties discussed in this Quarterly Report and the risks and uncertainties set forth in our Annual Report on Form 10-K for the year ended December 31, 2005. Accordingly, readers of this Quarterly Report should consider these facts in evaluating the information and are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a multinational enterprise, we are exposed to changes in foreign currency exchange rates. Our most significant foreign currency risks relate to the Euro, British Pound and, to a lesser extent the Swiss Franc, as compared to the U.S. dollar. Due to our vertical nature whereby a significant portion of goods are sourced from our owned facilities, the foreign currency risks relate primarily to the necessary current settlement of intercompany inventory transactions. We employ a variety of practices to manage this market risk, including our operating and financing activities and, where deemed appropriate, the use of foreign currency forward contracts. The use of these instruments allows management to offset exposure to rate fluctuations because the gains or losses incurred on the derivative instruments will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. We use derivative instruments only for risk management purposes and do not use them for speculation or for trading. There were no significant changes in how we managed foreign currency transactional exposure in the First Quarter and management does not anticipate any significant changes in such exposures or in the strategies we employ to manage such exposure in the near future.

At the end of the First Quarter, we had outstanding foreign exchange contracts to sell 28.1 million Euro for approximately $34.7 million, expiring through December 2006. If we were to settle our Euro-based contracts at the reporting date, the net result would be a gain of approximately $0.3 million, net of taxes. Exclusive of these outstanding foreign exchange contracts or other operating or financing activities that may be employed by us, a measurement of the unfavorable impact of a 10 percent change in the Euro, British Pound and Swiss Franc as compared to the U.S. dollar on our operating profits and stockholders’ equity is presented in the following paragraph.

At the end of the First Quarter, a 10 percent unfavorable change in the U.S. dollar strengthening against the Euro, British Pound, and Swiss Franc involving balance sheet transactional exposures would have reduced net pretax income by $5.5 million. The translation of the balance sheets of our European and United Kingdom-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. At the end of the First Quarter, a 10 percent unfavorable change in the exchange rate of the U.S. dollar strengthening against the Euro and British Pound would have reduced consolidated stockholders’ equity by approximately $12.2 million. In the view of management, the risks associated with exchange rate changes in other currencies we have exposure to are not material, and these hypothetical losses resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position, results of operations or cash flows.

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

Item 1A. Risk Factors.

During the quarter ended April 8, 2006, there were no material changes to the Risk Factors disclosed in “Part I, Item 1A” of our 2005 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

We had no sales of unregistered securities during the first quarter of fiscal year 2006.

Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our Common Stock during the first quarter of fiscal year 2006.

	Total Number of Shares Purchased	Average Price	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period	(1)	Paid per Share	(2)	(2)
Month #1 (January 1, 2006 to February 4, 2006)	573,000	$21.55	573,000	848,071	(3)
Month #2 (February 5, 2006 to March 4, 2006)	279,587	$17.68	279,587	768,484
Month #3 (March 5, 2006 to April 8, 2006)	665,463	$18.05	665,463	103,021

Total	1,518,050	$19.30	1,518,050	103,021

 (1)  No shares were purchased other than through the publicly announced plans or programs as described below during the first quarter of fiscal year 2006.

 (2)  On May 13, 2005, we announced that our Board of Directors had approved a share repurchase program, pursuant to which up to 1,000,000 shares of our Common Stock may be repurchased. In addition, on November, 8, 2005, we announced that our Board of Directors had approved an additional stock repurchase program, pursuant to which up to 3,500,000 additional shares of our Common Stock may be repurchased. The 3,500,000 share repurchase program was completed on January 17, 2006 and the 1,000,000 share repurchase program was completed on April 18, 2006. On December 1, 2005, Mr. Kosta N. Kartsotis, who may be considered an “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), entered into a stock purchase trading plan, which covered the purchase of 500,000 shares of our Common Stock. Mr. Kartsotis’ 500,000 share purchase plan was completed on

February 24, 2006. In addition, on March 3, 2006, Mr. Kosta N. Kartsotis entered into a new stock purchase trading plan which covered the purchase of 200,000 shares of our Common Stock. Mr. Kartsotis’ 200,000 share purchase plan was completed on March 24, 2006.

(3)  Due to an administrative error, the maximum number of shares that may yet be purchased under the plans or programs for the month ended December 31, 2005 as stated in Part II, Item 5, of the Company’s report on Form 10-K for the fiscal year ended December 31, 2005 incorrectly stated 1,433,771. The number stated should have been 1,421,071.

Item 6. Exhibits

(a)                                  Exhibits

10.1	Summary Sheet of Non-Employee Director Compensation dated as of March 15, 2006 (incorporated by reference to the Company’s Report on Form 8-K filed on March 20, 2006).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

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

FOSSIL, INC.

Date: May 18, 2006	By:	/S/ MIKE L. KOVAR
Mike L. Kovar
Senior Vice President and Chief Financial Officer
(Principal financial and accounting officer duly
authorized to sign on behalf of Registrant)

EXHIBIT INDEX

Exhibit
Number	Document Description

10.1	Summary Sheet of Non-Employee Director Compensation dated as of March 15, 2006 (incorporated by reference to the Company’s Report on Form 8-K filed on March 20, 2006).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.