Form 10-Q
period 2006-07-08
FOSSIL INC
filed 2006-08-17
CIK 883569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 8, 2006

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

Yes ☐  No ☒

The number of shares of registrant’s common stock outstanding as of August 15, 2006: 67,458,636

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

FOSSIL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
AMOUNTS IN THOUSANDS

	July 8, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$71,473	$57,457
Securities available for sale	6,862	6,553
Accounts receivable – net	128,477	141,958
Inventories - net	264,639	241,009
Deferred income tax assets	18,557	17,505
Prepaid expenses and other current assets	45,955	41,387
Total current assets	535,963	505,869

Investments	10,456	9,352
Property, plant and equipment – net	163,196	148,150
Goodwill	42,807	40,667
Intangible and other assets – net	44,575	40,708
Total assets	$796,997	$744,746
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of obligations under capital leases	$52,133	$8,552
Accounts payable	56,080	60,628
Accrued expenses:
Accrued accounts payable	19,209	20,928
Compensation	23,630	19,956
Co-op advertising	7,518	15,178
Other	30,793	25,187
Income taxes payable	32,237	30,228
Total current liabilities	221,600	180,657

Deferred income tax liabilities	29,498	29,050
Other long-term liabilities	7,168	6,363
Total long-term liabilities	36,666	35,413

Minority interest in subsidiaries	4,329	2,527
Stockholders’ equity:
Common stock, 67,389 and 68,319 shares issued for 2006 and 2005, respectively	674	683
Additional paid-in capital	34,041	35,161
Retained earnings	484,342	487,097
Accumulated other comprehensive income	16,333	7,675
Treasury stock at cost, 53 shares	(988)	—
Deferred compensation	—	(4,467)
Total stockholders’ equity	534,402	526,149
Total liabilities and stockholders’ equity	$796,997	$744,746

See notes to condensed consolidated financial statements.

FOSSIL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
UNAUDITED
AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA

	For the 13 Weeks Ended	For the 13 Weeks Ended	For the 27 Weeks Ended	For the 26 Weeks Ended
	July 8, 2006	July 2, 2005	July 8, 2006	July 2, 2005

Net sales	$259,238	$226,235	$523,463	$458,746
Cost of sales	132,204	108,983	263,416	220,331
Gross profit	127,034	117,252	260,047	238,415

Operating expenses:
Selling and distribution	79,675	72,816	164,655	141,614
General and administrative	31,163	28,143	62,205	55,993
Total operating expenses	110,838	100,959	226,860	197,607

Operating income	16,196	16,293	33,187	40,808
Interest expense	951	21	1,547	82
Other income (expense) – net	365	(2,391)	(538)	(4,933)
Income before income taxes	15,610	13,881	31,102	35,793
Provision for income taxes	4,372	4,228	10,148	2,246
Net income	$11,238	$9,653	$20,954	$33,547

Other comprehensive income, net of taxes:
Currency translation adjustment	9,035	(8,504)	11,171	(11,740)
Unrealized (loss) gain on securities available for sale	(371)	129	(361)	83
Forward contracts hedging intercompany foreign currency payments – change in fair values	(1,369)	931	(2,152)	2,410
Total comprehensive income	$18,533	$2,209	$29,612	$24,300

Earnings per share:
Basic	$0.17	$0.14	$0.31	$0.47
Diluted	$0.16	$0.13	$0.31	$0.45

Weighted average common shares outstanding:
Basic	66,884	71,104	67,122	71,124
Diluted	68,299	73,904	68,700	74,202

See notes to condensed consolidated financial statements.

FOSSIL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
AMOUNTS IN THOUSANDS

	For the 27 Weeks Ended	For the 26 Weeks Ended
	July 8, 2006	July 2, 2005
Operating activities:
Net income	$20,954	$33,547
Noncash items affecting net income:
Minority interest in subsidiaries	1,982	2,025
Equity in (income) loss of joint venture	(688)	140
Depreciation and amortization	15,720	13,159
Stock based compensation	1,821	951
Excess tax benefits from stock based compensation	(540)	2,181
Loss on disposal of assets	189	173
Decrease in allowance for doubtful accounts	(513)	(1,593)
Decrease in allowance for returns - net of related inventory in transit	(990)	(845)
Deferred income taxes	(697)	(23,557)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	15,396	41,678
Inventories	(21,737)	(37,136)
Prepaid expenses and other current assets	(4,513)	(5,600)
Accounts payable	(8,595)	(2,259)
Accrued expenses	792	(18,103)
Income taxes payable	2,549	2,080
Net cash from operating activities	21,130	6,841

Investing activities:
Business acquisitions, net of cash acquired	(7,227)	(4,429)
Additions to property, plant and equipment	(25,165)	(18,137)
Purchase of securities available for sale	(409)	(145)
Increase in intangible and other assets	(680)	(540)
Net cash used in investing activities	(33,481)	(23,251)

Financing activities:
Proceeds from exercise of stock options	2,210	3,749
Acquisition and retirement of common stock	(25,930)	(13,771)
Excess tax benefits from stock based compensation	540	—
Distribution of minority interest earnings	(186)	(3,945)
Borrowings (payments) on notes payable - net	43,260	(23,115)
Net cash from (used in) financing activities	19,894	(37,082)

Effect of exchange rate changes on cash and cash equivalents	6,473	(5,657)
Net increase (decrease) in cash and cash equivalents	14,016	(59,149)

Cash and cash equivalents:
Beginning of period	57,457	185,430

End of period	$71,473	$126,281

See notes to condensed consolidated financial statements.

FOSSIL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1.                                      FINANCIAL STATEMENT POLICIES

Basis of Presentation.  The condensed consolidated financial statements include the accounts of Fossil, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of July 8, 2006, and the results of operations for the thirteen-week periods ended July 8, 2006 (“Second Quarter”) and July 2, 2005, (“Prior Year Quarter”), respectively and the twenty-seven week period ended July 8, 2006 (“Year To Date Period”) and the twenty-six week period ended July 2, 2005 (“Prior Year YTD Period”), respectively. All adjustments are of a normal, recurring nature. The Company noted that fiscal 2006 is a 53-week year as compared to a 52-week year in fiscal 2005. This extra week was included in the first quarter of fiscal year 2006. Reclassification of certain amounts for the Prior Year Quarter and Prior Year YTD Period have been made to conform to the current year presentation. Approximately $5.4 million of deferred rent was reclassified from other current liabilities to other long-term liabilities for the Year To Date Period. This reclassification as well as other miscellaneous reclassifications did not have a material impact on comparability between respective periods.

These interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the annual report on Form 10-K filed by the Company pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) for the year ended December 31, 2005. Operating results for the twenty-seven week period ended July 8, 2006, are not necessarily indicative of the results to be achieved for the full year.

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. The Company has not made any changes in its significant accounting policies from those disclosed in its most recent annual report other than those disclosed in the Company’s Form 10-Q filed pursuant to the Exchange Act for the quarter ended April 8, 2006.

Business.  Fossil is a design, development, marketing and distribution company that specializes in consumer products predicated on fashion and value. The Company’s principal offerings include an extensive line of fashion watches sold under the Company’s proprietary FOSSIL®, RELIC®, MW®, MW MICHELE®, and ZODIAC® brands as well as licensed brands for some of the most prestigious companies in the world, including ADIDAS®, BURBERRY®, DIESEL®, DKNY® and EMPORIO ARMANI®. The Company also offers complementary lines of small leather goods, belts, handbags and sunglasses under the FOSSIL and RELIC brands, jewelry under the FOSSIL, DIESEL, EMPORIO ARMANI, and MICHELE brands and FOSSIL apparel. The Company’s centralized infrastructure in design/development and production/sourcing allows it to leverage the strength of its branded watch and jewelry portfolio over an extensive global distribution network. The Company’s products are sold primarily through department stores and other major retailers, both domestically and in over 90 countries worldwide.

Foreign Currency Hedging Instruments. The Company’s foreign subsidiaries periodically enter into forward contracts principally to hedge the future payment of intercompany inventory transactions with the U.S. company. At July 8, 2006, the Company’s foreign subsidiaries had forward contracts to sell (i) 23.3 million Euro for approximately $29.0 million, expiring through December 2006 and (ii) 1.5 million British Pounds for approximately $2.8 million, expiring through October 2006. If the Company’s foreign subsidiaries were to settle their Euro and British Pound based contracts at the reporting date, the net result would be a net loss of approximately $1.0 million, net of taxes, as of July 8, 2006. The net (decrease) increase in fair value for the Year To Date Period and the Prior Year YTD Period of approximately ($2.2) million and $2.4 million, respectively, is included in other comprehensive income. The net decrease for the

Year To Date Period consisted of net losses from these hedges of $1,600,000, and $549,000 of net gains reclassified into earnings.

Earnings Per Share. The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS:

	For the 13 Weeks Ended July 8, 2006	For the 13 Weeks Ended July 2, 2005	For the 27 Weeks Ended July 8, 2006	For the 26 Weeks Ended July 2, 2005
	IN THOUSANDS, EXCEPT PER SHARE DATA
Numerator:	$11,238	$9,653	$20,954	$33,547
Net income
Denominator:
Basic EPS computation:
Weighted average common shares outstanding	66,884	71,104	67,122	71,124

Basic EPS	$0.17	$0.14	$0.31	$0.47

Diluted EPS computation:
Denominator:
Basic weighted average common shares outstanding	66,884	71,104	67,122	71,124
Dilutive effect of stock based compensation	1,415	2,800	1,578	3,078
	68,299	73,904	68,700	74,202

Diluted EPS	$0.16	$0.13	$0.31	$0.45

Approximately 2 million, 1 million, 1.8 million and 600,000 weighted average shares issuable under stock based awards were not included in the diluted earnings per share calculation at the end of the Second Quarter, Prior Year Quarter, Year To Date Period and Prior YTD Period, respectively, because they were antidilutive. These common share equivalents may be dilutive in future earnings per share calculations.

Goodwill. The changes in the carrying amount of goodwill, which is not subject to amortization, are as follows:

IN THOUSANDS
Balance at December 31, 2005	$40,667
Acquisitions	1,026
Currency	1,114
Balance at July 8, 2006	$42,807

New Accounting Standards.  In June 2006, The Financial Accounting Standards Board (“FASB”) released Interpretation 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). FIN 48 supplements FASB Statement No. 109, Accounting for Income Taxes, by defining the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than not” to be sustained by the taxing authority.  Tax benefits associated with positions taken or to be taken on tax returns where there is uncertainty as to whether the position will be challenged by the taxing authorities, will be impacted by FIN 48.

FIN 48 will be effective for fiscal years beginning after December 15, 2006.  At adoption, companies must adjust their financial statements to reflect those positions that are ”more-likely-than-not” to be sustained as of the adoption date.  Positions that meet this criteria will be measured using the largest benefit that is more than 50% likely to be realized.  Adjustments, if required, would be recorded directly to retained earnings in the 2007 opening balance as a change in accounting principle.  Over the coming months, the Company will begin the process of reassessing its worldwide historical tax positions in order to apply FIN 48.  The Company will adopt FIN 48 effective January 7, 2007 and is currently evaluating the impact of adopting FIN 48 on its future results of operations and financial condition.  There can be no assurance that the impact will not be material.

2.                                      INVENTORIES

Inventories consist of the following:

	July 8, 2006	December 31, 2005
	IN THOUSANDS
Components and parts	$13,067	$14,763
Work-in-process	3,206	4,807
Finished merchandise on hand	200,027	179,724
Merchandise at Company stores	30,242	23,206
Merchandise in-transit from estimated customer returns	18,097	18,509

	$264,639	$241,009

3.                                      INCOME TAXES

Income tax expense was $4.4 million for the Second Quarter, resulting in an effective tax rate of 28%.  Income tax expense for the Prior Year Quarter was $4.2 million, resulting in an effective tax rate of 30.5%.  The lower effective tax rate for the Second Quarter was the result of a reassessment of income tax contingency reserves. Income tax expense was $10.1 million for the Year To Date Period, with an effective tax rate of 32.6%.  For the comparable Prior Year YTD Period income tax expense was $2.2 million, resulting in an effective rate of 6.3%.  This lower effective tax rate was a result of the Company’s ability, pursuant to the American Jobs Creation Act of 2004, to reduce previously recorded deferred tax liabilities by repatriating foreign earnings at an effective tax rate substantially below the statutory rate at which these deferred tax liabilities were originally established.

4.             STOCK BASED COMPENSATION PLANS

In December 2004, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25).  SFAS 123R requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  Under SFAS 123R, public companies are required to measure the cost of services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an award recipient is required to provide service in exchange for the award.  The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition.

Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective method and as such, results for prior periods have not been restated.  Under this transition method, the measurement and the method of amortization of costs for share-based payments granted prior to, but not vested as of January 1, 2006, will be based on the same estimate of the grant-date fair value and primarily the same amortization method that was previously used in the SFAS 123 pro forma disclosure. For equity awards granted after the date of adoption, the Company will amortize share-based compensation expense on a straight-line basis over the vesting term.  Compensation expense is recognized only for share-based payments expected to vest. The

Company estimates forfeitures at the date of grant based on historical experience and future expectations. Prior to the adoption of SFAS 123R, the Company utilized the intrinsic-value based method of accounting under APB No. 25, and related interpretations, and adopted the disclosure requirements of SFAS 123.  The effect of forfeitures on the pro forma expense amounts was recognized based on actual forfeitures.  No compensation expense was historically recognized for the Company’s stock option plans because the quoted market price of the common stock at the date of grant was not in excess of the amount an employee must pay to acquire the common stock.  The adoption of SFAS 123R resulted in share-based compensation expense of approximately $1.4 million ($1.0 million net of tax) and $1.8 million ($1.2 million net of tax), or approximately $0.01 and $0.02 for both basic and diluted earnings per share for the Second Quarter and Year To Date Period, respectively.  Included in the $1.8 million was a benefit of approximately $970,000 resulting from the cumulative effect of changing from recognizing forfeitures on an actual basis to an estimated basis. In conjunction with the implementation of SFAS 123R, $4.5 million of deferred compensation, previously recorded as a separate component of stockholder’ equity, was reclassified into additional paid-in capital.

Restricted Stock Plan. The 2002 Restricted Stock Plan of the Company is intended to advance the best interests of the Company, its subsidiaries and its stockholders in order to attract, retain and motivate key employees by providing them with additional incentives through the award of shares of restricted stock. To date, shares awarded under the Restricted Stock Plan have been funded with shares contributed to the Company from a significant stockholder. During the Year To Date Period and the Prior Year YTD Period, 44,200 and 53,800 shares, respectively, of stock were contributed to the Restricted Stock Plan by the stockholder and reissued by the Company to the employees. As of July 8, 2006, 53,500 shares issued to employees in prior years were forfeited and are held in the Company treasury to be issued as future awards are granted.  The current restricted shares outstanding predominantly vest over a period ranging from one to nine years. These shares were accounted for at fair value.  As of July 8, 2006, the Company has available 611,050 common shares for future issuances under the Restricted Stock Plan.

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

Nonemployee Director Stock Option Plan.  An aggregate of 506,250 shares of common stock were reserved for issuance pursuant to the Nonemployee Director Stock Option Plan, adopted April 1993. An additional 112,500 shares were reserved in fiscal year 2002 for issuance under this plan. During the first year individuals are elected as nonemployee directors of the Company, they receive a grant of 5,000 nonqualified stock options. In addition, on the first day of each subsequent calendar year, each nonemployee director automatically receives a grant of an additional 4,000 nonqualified stock options as long as the person is serving as a nonemployee director. Pursuant to this plan, 50% of the options granted will become exercisable on the first anniversary of the date of grant and in two additional installments of 25% on the second and third anniversaries. The exercise prices of options granted under this plan were not less than the fair market value of the common stock at the date of grant.

Pro forma disclosures as if the Company had adopted the fair value recognition requirements under SFAS 123 for stock option awards during the Prior Year Quarter and Prior Year YTD Period, is presented in the following table.

	For the 13 Weeks Ended July 2, 2005	For the 26 Weeks Ended July 2, 2005
	IN THOUSANDS, EXCEPT PER SHARE DATA

Net income, as reported	$9,653	$33,547
Add: Stock-based employee compensation included in reported net income, net of tax	308	618
Deduct fair value based compensation expense, net of tax	(1,674)	(3,350)
Pro forma net income	$8,287	$30,815

Basic earnings per share:
As reported	$0.14	$0.47
Pro forma under SFAS 123	$0.12	$0.43

Diluted earnings per share:
As reported	$0.13	$0.45
Pro forma under SFAS 123	$0.11	$0.42

As of July 8, 2006, there was approximately $14 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the incentive plans. This cost is expected to be recognized over a weighted-average period of approximately 6 years.

Stock options and stock appreciation rights.  The fair value of stock options and stock appreciation rights granted under the Company’s stock-based compensation plans was estimated on the date of grant using the Black-Scholes option-pricing model.  The table below outlines the weighted average assumptions for these award grants:

	For the 27	For the 26
	Weeks Ended	Weeks Ended
	July 8, 2006	July 2, 2005
Risk-free interest rate	4.75%	4.16%
Expected term (in years)	4.97	5.00
Expected volatility	58.19%	58.86%
Expected dividend yield	0.00%	0.00%

Estimated fair value per option/stock appreciation right granted	10.13	13.93

The expected term of the options represent the estimated period of time until exercise and is based on historical experience of similar awards.  Expected stock price volatility is based on the historical volatility of the Company’s stock.  The risk-free rate is based on the implied yield available on U.S. Treasury issues with an equivalent remaining term.

The Company receives a tax deduction for certain stock option exercises/restricted stock vestings when the options/restricted shares are exercised/vested. Generally for options, the tax deduction is related to the excess of the stock price at the time the options are sold over the exercise price of the options. For restricted shares the tax deduction is related to the excess of the market price of the Company’s stock on the date restricted shares vest over the market price on grant date. Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options and the vesting of restricted shares as operating cash inflows in the Condensed Consolidated Statements of Cash Flows. SFAS 123R requires the benefits of tax deductions in excess of the grant-date fair value for those options and restricted shares to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount is shown as “Excess tax benefits from stock based compensation” on the Condensed Consolidated Statements of Cash Flows and for the Year To Date Period amounted to $540,000.

The following table summarizes stock option and stock appreciation right activity during the Year To Date Period:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
Options and stock appreciation rights	Shares	Exercise Price	Term (years)	Value
	IN THOUSANDS			IN THOUSANDS
Outstanding at January 1, 2006	5,462	$13.24
Granted	373	$18.62
Exercised	(307)	$7.19		$3,270
Forfeited or expired	(64)	$17.24
Outstanding at July 8, 2006	5,464	$13.90	5.91	$75,949
Exercisable at July 8, 2006	4,537	$13.58	5.56	$61,631

The aggregate intrinsic value in the table above is before income taxes and is based on the exercise price which equaled the fair market value on the grant date for outstanding and exercisable options/rights at July 8, 2006 and based on the fair market value on the exercise date for options/rights that have been exercised during the Year To Date Period.

Restricted Stock and Restricted Stock Units. The following table summarizes restricted stock and restricted stock unit activity during the Year To Date Period:

		Weighted Average
Restricted Stock and Restricted Stock Units	Shares	Grant-Date Fair Value
	IN THOUSANDS
Nonvested at January 1, 2006	375	$17.88
Granted	178	$18.00
Vested	(69)	$15.61
Forfeited	(43)	$17.48
Nonvested at July 8, 2006	441	$18.32

The total fair value of shares/units vested during the Year To Date Period was $1.2 million.

5.             SEGMENT AND GEOGRAPHIC INFORMATION

Specific information related to the Company’s reportable segments and geographic areas are contained in the following table. Intercompany sales of products between geographic areas are referred to as intergeographic items and are eliminated in consolidation. Certain corporate costs not allocated to individual operating segments for management reporting purposes and intercompany eliminations for specific income statement items are reflected in the “U.S. - exclusive of stores” segment.

	For the 13 Weeks Ended July 8, 2006		For the 13 Weeks Ended July 2, 2005
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
	IN THOUSANDS
U.S. - exclusive of stores:
External customers	$99,481	$(3,983)	$95,082	$(7,500)
Intergeographic	27,197	—	22,767	—
Retail worldwide	43,422	1,218	33,664	(292)
Europe – exclusive of stores:
External customers	77,354	7,506	65,160	5,429
Intergeographic	43,794	—	38,219	—
Other International – exclusive of stores:
External customers	38,981	11,455	32,329	18,656
Intergeographic	80,999	—	76,802	—
Intergeographic items	(151,990)	—	(137,788)	—
Consolidated	$259,238	$16,196	$226,235	$16,293

	For the 27 Weeks Ended July 8, 2006		For the 26 Weeks Ended July 2, 2005
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
	IN THOUSANDS
U.S. - exclusive of stores:
External customers	$209,695	$(12,099)	$198,037	$(5,692)
Intergeographic	55,484	—	43,810	—
Retail worldwide	78,709	(255)	61,251	(2,649)
Europe – exclusive of stores:
External customers	158,629	14,447	131,045	11,985
Intergeographic	91,738	—	76,373	—
Other International – exclusive of stores:
External customers	76,430	31,094	68,413	37,164
Intergeographic	161,541	—	147,172	—
Intergeographic items	(308,763)	—	(267,355)	—
Consolidated	$523,463	$33,187	$458,746	$40,808

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition and results of operations of Fossil, Inc. and its wholly and majority-owned subsidiaries for the thirteen and twenty-seven week periods ended July 8, 2006 (the “Second Quarter” and “Year To Date Period,” respectively), as compared to the thirteen and twenty-six week periods ended July 2, 2005 (the “Prior Year Quarter” and “Prior Year YTD Period,” respectively). Fiscal 2006 is a 53-week year as compared to a 52-week year for fiscal 2005. This extra week was included in the first quarter of fiscal year 2006.  This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes attached hereto.

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

Our products are sold primarily to department stores and specialty retail stores in over 90 countries worldwide through company-owned foreign sales subsidiaries and through a network of approximately 50 independent distributors. Our leather and sunglass products are primarily sold through U.S. department stores. Our foreign operations include wholly or majority-owned subsidiaries in Australia, Austria, Canada, Denmark, France, Germany, Hong Kong, Italy, Japan, Malaysia, Mexico, the Netherlands, New Zealand, Norway, Singapore, Sweden, Switzerland, Taiwan and the United Kingdom. In addition, our products are offered at company-owned retail locations, located in the United States and certain international markets, and authorized FOSSIL retail stores and kiosks located in several major airports, on cruise ships and in certain international markets.

Significant Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to product returns, bad debts, inventories, long-lived asset impairment, impairment of goodwill and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes there have been no changes to the significant accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Form 10-K filed for the year ended December 31, 2005, except for those described in our Form 10-Q filed for the quarter ended April 8, 2006 and below.

Recent Accounting Pronouncements

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) using the modified prospective method and as such, results for prior periods have not been restated.  Under this transition method, the measurement and the method of amortization of costs for share-based payments granted prior to, but not vested as of January 1, 2006, will be based on the same estimate of the grant-date fair value and primarily the same amortization method that was previously used in the SFAS 123 pro forma disclosure. For equity awards granted after the date of adoption, we will amortize share-based compensation expense on a straight-line basis over the vesting term.  Compensation expense is recognized only for share-based payments expected to vest. We estimate forfeitures at the date of grant based on historical experience and future expectations. Prior to the adoption of SFAS 123R, we utilized the intrinsic-value based method of accounting under APB No. 25, and related interpretations, and adopted the disclosure requirements of SFAS No. 123.  The effect of forfeitures on the pro forma expense amounts was recognized based on actual forfeitures.  No compensation expense was historically recognized for our stock option plans because the quoted market price of the common stock at the date of grant was not in excess of the amount an employee must pay to acquire the common stock.  The adoption of SFAS 123R resulted in share-based compensation expense of approximately $1.4 million ($1.0 million net of tax) and $1.8 million ($1.2 million net of tax), or approximately $0.01 and $0.02 for both basic and diluted earnings per share for the Second Quarter and Year To Date Period, respectively.  Included in the $1.8 million was a benefit of approximately $970,000 resulting from the cumulative effect of changing from recognizing forfeitures on an actual basis to an estimated basis.

In conjunction with the implementation of SFAS 123R, $4.5 million of deferred compensation, previously recorded as a separate component of stockholder’ equity, was reclassified into additional paid-in capital.

As of July 8, 2006, there was approximately $14 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the incentive plans. This cost is expected to be recognized over a weighted-average period of approximately 6 years.

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

In June 2006, The Financial Accounting Standards Board (“FASB”) released Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 supplements FASB Statement No. 109, Accounting for Income Taxes, by defining the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than not” to be sustained by the taxing authority.  Tax benefits associated with positions taken or to be taken on tax returns where there is uncertainty as to whether the position will be challenged by the taxing authorities, will be impacted by FIN 48.

FIN 48 will be effective for fiscal years beginning after December 15, 2006.  At adoption, companies must adjust their financial statements to reflect those positions that are ”more-likely-than-not” to be sustained as of the adoption date.  Positions that meet this criteria will be measured using the largest benefit that is more than 50% likely to be realized.  Adjustments, if required, would be recorded directly to retained earnings in the 2007 opening balance as a change in accounting principle.  Over the coming months, we will begin the process of reassessing our worldwide historical tax positions in order to apply FIN 48. We will adopt FIN 48 effective January 7, 2007 and are currently evaluating the impact of adopting FIN 48 on our future results of operations and financial condition.  There can be no assurance that the impact will not be material.

Results of Operations

The following table sets forth, for the periods indicated, (i) the percentages of our net sales represented by certain line items from our condensed consolidated statements of income and (ii) the percentage changes in these line items. Fiscal 2006 is a 53-week year as compared to a 52-week year in fiscal 2005. This extra week was included in our first quarter of fiscal year 2006. The Company estimates that this extra week increased net sales and operating expenses by approximately $16 million and $5 million, respectively, as compared to the Prior Year YTD Period.

	Percentage of Net Sales		Percentage Change
	For the 13 Weeks Ended	For the 13 Weeks Ended	For the 13 Weeks Ended
	July 8, 2006	July 2, 2005	July 8, 2006

Net sales	100.0%	100.0%	14.6%
Cost of sales	51.0	48.2	21.3
Gross profit	49.0	51.8	8.3
Selling and distribution expenses	30.8	32.2	9.4
General and administrative expenses	12.0	12.4	10.7
Operating income	6.2	7.2	(0.6)
Interest expense	(0.3)	—	n/m
Other income (expense) - net	0.1	(1.0)	(115.3)
Income before income taxes	6.0	6.2	12.4
Income taxes	1.7	1.9	3.4
Net income	4.3%	4.3%	16.4%

	Percentage of Net Sales		Percentage Change
	For the 27 Weeks Ended	For the 26 Weeks Ended	For the 27 Weeks Ended
	July 8, 2006	July 2, 2005	July 8, 2006

Net sales	100.0%	100.0%	14.1%
Cost of sales	50.3	48.0	19.6
Gross profit	49.7	52.0	9.1
Selling and distribution expenses	31.5	30.9	16.3
General and administrative expenses	11.9	12.2	11.1
Operating income	6.3	8.9	(18.7)
Interest expense	(0.3)	—	n/m
Other income (expense) - net	(0.1)	(1.1)	(89.1)
Income before income taxes	5.9	7.8	(13.1)
Income taxes	1.9	0.5	351.8
Net income	4.0%	7.3%	(37.5)%

Net Sales.  The following table sets forth certain components of our consolidated net sales and the percentage relationship of the components to consolidated net sales for the periods indicated (in millions, except percentage data):

	Amounts		% of Total
	For the 13 Weeks Ended	For the 13 Weeks Ended	For the 13 Weeks Ended	For the 13 Weeks Ended
	July 8, 2006	July 2, 2005	July 8, 2006	July 2, 2005
International:
Europe	$77.3	$65.1	29.8%	28.8%
Other	39.0	32.3	15.1	14.3
Total International	116.3	97.4	44.9	43.1

Domestic:
Watch products	51.8	55.0	20.0	24.3
Other products	47.7	40.1	18.4	17.7
Total Domestic	99.5	95.1	38.4	42.0

Retail Worldwide	43.4	33.7	16.7	14.9

Total Net Sales	$259.2	$226.2	100.0%	100.0%

	Amounts		% of Total
	For the 27 Weeks Ended	For the 26 Weeks Ended	For the 27 Weeks Ended	For the 26 Weeks Ended
	July 8, 2006	July 2, 2005	July 8, 2006	July 2, 2005
International:
Europe	$158.7	$131.0	30.3%	28.6%
Other	76.4	68.4	14.6	14.9
Total International	235.1	199.4	44.9	43.5

Domestic:
Watch products	102.8	110.9	19.7	24.2
Other products	106.9	87.1	20.4	19.0
Total Domestic	209.7	198.0	40.1	43.2

Retail Worldwide	78.7	61.3	15.0	13.3

Total Net Sales	$523.5	$458.7	100.0%	100.0%

The following tables are intended to illustrate by factor the total of the percentage change in sales by segment and on a consolidated basis:

	Analysis of Percentage Change in Second Quarter Net Sales Versus Prior Year Quarter
	Attributable to Changes in the Following Factors
	Exchange Rates	Acquisitions	Organic Growth	Total Change
Europe	0.2%	0.0%	18.5%	18.7%
Other international	0.8%	9.8%	10.0%	20.6%
Domestic wholesale	0.0%	0.0%	4.6%	4.6%
Retail worldwide	0.1%	0.0%	28.9%	29.0%
Total	0.2%	1.4%	13.0%	14.6%

	Analysis of Percentage Change in Year To Date Net Sales Versus Prior Year YTD
	Attributable to Changes in the Following Factors
	Exchange Rates	Acquisitions	Organic Growth	Total Change
Europe	(5.2)%	0.0%	26.3%	21.1%
Other international	(0.5)%	6.7%	5.5%	11.7%
Domestic wholesale	0.0%	0.0%	5.9%	5.9%
Retail worldwide	(0.3)%	0.0%	28.8%	28.5%
Total	(1.6)%	1.0%	14.7%	14.1%

International Net Sales (Excluding the impact on sales growth attributable to foreign currency rate changes and acquisitions as noted in the above table). For the Second Quarter European net sales increased primarily as a result of the launch of the ADIDAS watch and DIESEL jewelry categories.  Combined, these two initiatives generated net sales of $7.7 million during the Second Quarter.  In addition, European net sales increased from sales volume growth in FOSSIL jewelry, licensed watches and FOSSIL watches.  All major licensed brands of watches contributed to the growth in Europe during the Second Quarter.  Sales of discontinued products contributed approximately $2 million to the overall European net sales increase.  The Year To Date Period increase in European net sales was principally related to sales volume increases in licensed and FOSSIL brand watches, FOSSIL jewelry and net sales attributable to the launch of the ADIDAS watch and DIESEL jewelry categories.  Other international net sales increased during the Second Quarter and the Year To Date Period primarily as a result of growth in licensed watches and the launch of the ADIDAS watch category.  All major licensed brands of watches contributed to the growth in our other international segment during the Second Quarter.  The growth in our established licensed brands in this segment is related to sales volume growth with existing customers primarily through expanded representation of our product in the retail environment.  We believe we maintain a competitive advantage as a result of our long-term relationships and strength of our business with retailers throughout the international marketplace. We believe the global recognition of our branded portfolio of watches positions us as a significant resource to retailers throughout the international marketplace. Our strategy is not to force any one brand into a specific market, but rather allow the market to dictate which brands are important based upon consumer preference. We further believe our global distribution network and design and marketing capabilities will allow us  to acquire additional brands that will position us for further penetration internationally as we continue to take shelf space from lesser known local and regional brands.

Domestic Net Sales.  Second Quarter net sales of our domestic watch business declined by 5.8%, primarily as a result of sales volume declines in FOSSIL watches partially offset by sales increases in BURBERRY, DIESEL, mass market, and RELIC watches.  Domestic sales of FOSSIL watches, excluding off-price sales, decreased approximately 19.4% during the Second Quarter primarily due to reduced consumer spending in the fashion watch category in U.S. department and specialty retail stores, channels in which FOSSIL watches have significant market share. Net sales increases of BURBERRY, DIESEL, mass market and RELIC watches are principally related to sales volume growth for these brands within their respective distribution channels.  For the Year To Date Period, domestic watch sales decreased 7.3% as a result of a 21.4% decline in FOSSIL watch sales, excluding off-price sales, partially offset by sales volume growth from

BURBERRY, RELIC, DIESEL and MICHAEL KORS watch products. In general, we believe the decline in FOSSIL watch sales is due to consumer shift in discretionary spending to other categories such as fashion accessories, cell phones and consumer electronics. Second Quarter net sales from our accessory and sunglass businesses rose 19.0% compared to the Prior Year Quarter with particular strength in FOSSIL women’s and men’s accessories and RELIC accessories and sunglasses, partially offset by sales volume declines in FOSSIL eyewear.  We believe the strength of our accessories business is attributable to our ability to develop fashionable products with a strong value proposition meeting strong consumer preference for offerings in these categories.  Year To Date Period net sales increases of 22.7% in our domestic accessory and sunglass businesses were a result of sales volume growth in all categories within this segment.

Retail Worldwide Net Sales.  Excluding the impact on sales growth attributable to foreign currency rate changes as noted in the above table, net sales from company-owned retail stores worldwide increased 28.8% during the Second Quarter as a result of a 26.9% increase in the average number of stores opened during the period and comparable store sales increases of 8.3%. For the Year To Date Period, net sales from company-owned retail stores worldwide increased 28.4% as a result of a 21.5% increase in the average number of stores opened and comparable store sales increases of 8.1%.  We ended the Second Quarter with 182 total stores that include 80 accessory, 72 outlet and 30 jeanswear locations.  This compares to 146 stores at the end of the Prior Year Quarter, that included 59 accessory, 64 outlet and 23 jeanswear locations.

Gross Profit.  Gross profit margin decreased by 280 basis points to 49.0% in the Second Quarter compared to 51.8% in the Prior Year Quarter. In comparison to the Prior Year Quarter the decline in gross profit margin is mainly attributable to a higher mix of lower margin off-price sales as we continue to rebalance our various watch brand assortments in an effort to reduce our discontinued product inventory.  To a lesser extent, Second Quarter gross profit margin further declined as a result of:  higher inbound and outbound freight expense, due primarily to increased fuel costs in comparison to the Prior Year Quarter; increases in our provision for inventory reserves; and slightly lower gross profit margins related to our jewelry business as a result of component cost increases.  Foreign currency rate and sales mix changes had no significant impact on our Second Quarter gross profit margins in comparison to the Prior Year Quarter. For the Year To Date Period, gross profit margin decreased by 230 basis points to 49.7% compared to 52.0% in the Prior Year YTD Period.  The components of the Year To Date Period decrease in gross profit margin was a result of the factors similar to those experienced in our Second Quarter but also included the impact of a stronger U.S. dollar.

Operating Expenses.  Operating expenses, as a percentage of net sales, decreased to 42.8% in the Second Quarter compared to 44.6% in the Prior Year Quarter.  Second Quarter operating expenses increased $9.9 million mainly due to increased payroll, rent and depreciation and amortization expenses.  Payroll expenses increased $7.5 million as a result of increased headcount and the impact of additional compensation expense attributable to the implementation of SFAS 123R.  Increases in rent expense are primarily related to the increase in the number of company-owned retail locations opened since the end of the Prior Year Quarter.  Depreciation and amortization expense increases are principally related to capital additions made subsequent to the Prior Year Quarter, including new administrative offices, expansion and automation of our central distribution center in Germany and new store openings.  These increases in operating expenses for the Second Quarter were partially offset by an approximate $4.3 million shift in expenses related to the Basel Watch Fair which occurred during the first quarter of 2006 in comparison to the Prior Year Quarter. Foreign currency rate changes between the Second Quarter and the Prior Year Quarter had no material impact on operating expenses.  For the Year To Date Period, operating expenses as a percentage of net sales increased to 43.3% compared to 43.1% in the Prior Year YTD Period with increases by expense category similar to those experienced in the Second Quarter, with the exception of expenses related to the Basel Watch Fair.  Approximately $3.5 million of additional payroll cost associated with an extra reporting week in our first quarter of fiscal year 2006 and approximately $1.8 million of compensation expense attributable to the implementation of SFAS 123R were offset by an approximate $2.8 million benefit related to the translation impact of a stronger U.S. dollar in comparison to the Prior Year YTD Period.

Operating Income.  During the Second Quarter the increase in net sales and leveraging of operating expenses was more than offset by the decline in gross profit margin and resulted in operating profit margin decreasing to 6.2% of net sales compared to 7.2% of net sales in the Prior Year Quarter with no significant impact from foreign currency rate changes.  For the Year To Date Period operating profit margin declined to 6.3% of net sales from 8.9% of net sales. For the Year To Date Period operating income was negatively impacted by approximately $4.2 million related to the translation of foreign sales and expenses into U.S. dollars.

Interest Expense.  Interest expense of $951,000 during the Second Quarter compares to $21,000 during the Prior Year Quarter.  This increase is related to interest on higher outstanding borrowings under our revolving lines of credit principally used to fund common stock repurchases during the fourth quarter of fiscal year 2005 and the first quarter of fiscal year 2006 and capital expenditures made since the end of the Prior Year Quarter.  Interest expense of $1.5 million during the Year To Date Period compares to $82,000 during the Prior Year YTD Period with the increase also attributable to interest on higher outstanding borrowings under our revolving lines of credit.

Other Income (Expense) - net. Second Quarter other income (expense) increased favorably by approximately $2.8 million when compared to the Prior Year Quarter.  This favorable increase includes approximately $1.1 million of currency gains associated with the revaluation of open foreign currency account balances. As the U.S. dollar weakened throughout the Second Quarter, we realized currency gains related to revaluing foreign currency payable and receivable balances that will ultimately be settled in U.S. dollars. During the Prior Year Quarter we recorded exchange losses of approximately $1.7 million. For the Year To Date Period, other income (expense) increased favorable by approximately $4.4 million, with this increase primarily attributable to the impact of currency gains in the current year versus currency losses in the Prior Year YTD Period.

Provision For Income Taxes.  Our effective income tax rate for the Second Quarter decreased to 28.0% compared to 30.5% in the prior year quarter.  The lower effective tax rate for the Second Quarter was the result of a reduction in certain income tax contingency reserves.  Income tax expense was $10.1 million for the Year To Date Period, an effective tax rate of 32.6%.  For the comparable Prior Year YTD Period income tax expense was $2.2 million, resulting in an effective rate of 6.3%.  The lower effective tax rate was a result of our ability, pursuant to the American Jobs Creation Act of 2004, to reduce previously recorded deferred tax liabilities by repatriating foreign earnings at an effective tax rate substantially below the statutory rate at which these deferred tax liabilities were originally established.

2006 Net Sales and Earnings Estimates.  We currently estimate third quarter 2006 diluted earnings per share will approximate $0.30 (inclusive of $0.01 diluted per share associated with SFAS 123R), compared to third quarter diluted earnings per share of $0.30, $0.28 excluding tax benefits in fiscal 2005.   Management currently estimates diluted earnings per share for fiscal year 2006 will approximate $1.11, inclusive of approximately $0.05 per diluted share negative impact from the implementation of SFAS 123R, as well as a $0.06 per diluted share benefit from a lower share count as a result of common stock repurchases completed by us since the fourth quarter of fiscal 2005.  This compares to our previous guidance of $1.07 per diluted share and fiscal 2005 earnings of $0.90 per diluted share, or $1.07 per diluted share, including tax benefits.  This guidance is based upon the current spot rate of the U.S. dollar compared to other foreign currencies primarily the Euro and Pound.  We estimate sales growth in the low double-digit range for the second half of fiscal year 2006.

Common Stock Repurchase Plan.  During the Second Quarter, we acquired approximately 203,000 shares of common stock under our share repurchase program for a total cost of approximately $3.6 million.   We have completed the purchase of all common shares authorized under previous share repurchase programs.

Liquidity and Capital Resources

Our general business operations historically have not required substantial cash needs during the first several months of our fiscal year. Generally, starting in the second quarter, our cash needs begin to increase, typically reaching their peak in the September-November time frame. Our cash and cash equivalents and securities available for sale as of the end of the Second Quarter amounted to $78.3 million in comparison to $132.8 million at the end of the Prior Year Quarter and $64.0 million at the end of fiscal year 2005. The

$14.3 million increase in cash and cash equivalents and securities available for sale since the end of fiscal year 2005 is primarily the result of net cash from operating activities and financing activities of $21.1 million and $19.9, respectively, partially offset by cash used in investing activities of $33.5 million.  The effect of exchange rate changes had a $6.5 million favorable impact on cash balances. Net cash from operating activities was primarily related to net income of $21.0 million and favorable non-cash activities of $16.3 million partially offset by $16.1 million in unfavorable changes in operating assets and liabilities. Cash from financing activities was principally comprised of proceeds from borrowings of $43.3 million partially offset by common stock repurchases of $25.9 million. Cash used in investing activities consisted mainly of $25.2 million of capital additions and $7.2 million related to cash paid for businesses acquired.

Accounts receivable increased to $128.5 million at the end of the Second Quarter compared to $117.9 million at the end of the Prior Year Quarter.  Day’s sales outstanding decreased to 45 days for the Second Quarter compared to 47 days in the Prior Year Quarter.  The reduction in day’s sales outstanding reflect improved turns on our wholesale receivables as well as the impact of an increase in our company-owned retail store net sales as a percentage of total net sales.  Inventory at quarter-end was $264.6 million, an increase of 21% compared to Prior Year Quarter inventory of $218.4 million.  On a sequential quarter basis, we continue to make progress in bringing our inventory growth more in-line with our net sales growth.  Our expectations for the remainder of fiscal 2006 are to continue to make progress in this area and we anticipate reporting year-end inventory balances equal to those reported at the end of fiscal 2005.

At the end of the Second Quarter, we had working capital of $314.4 million compared to working capital of $354.3 million at the end of the Prior Year Quarter and approximately $52.1 million of outstanding short-term borrowings.  The majority of these borrowings were used primarily to fund common stock repurchases during the first quarter of 2006 and the fourth quarter of 2005 utilizing our $100 million U.S. Revolving Short-Term Credit Facility (the “U.S. Credit Facility”). Borrowings under our U.S. Credit Facility bear interest, at our option, at (i) the lesser of (a) the prime rate (8.25% at the end of the Second Quarter) less 1% or 3% or (b) the maximum rate allowed by law or (ii) LIBOR base rate (5.35% at the end of the Second Quarter) plus one-half percent. The U.S. Credit Facility is secured by 65% of the issued and outstanding shares of certain of our subsidiaries pursuant to a Stock Pledge Agreement. The U.S. Credit Facility requires the maintenance of net worth, quarterly income, working capital and certain financial ratios. Available borrowings under our U.S. Credit Facility are reduced by amounts outstanding related to open letters of credit. We intend to use the proceeds available under our U.S. Credit Facility for working capital needs, potential acquisitions and general corporate purposes, which may include additional common stock repurchases. We also maintain a 400 million Yen short-term credit facility in Japan, bearing interest based upon the Euroyen rate (approximately 1.3% at the end of the Second Quarter), and a 4 million British Pound credit facility in the U.K., bearing interest at 1.5% over the U.K. base rate (4.5% at the end of the Second Quarter).  Our revolving short-term credit facilities in the United States, Japan and the U.K. renew each year in September, May and October, respectively.  At the end of the Second Quarter, we had available borrowings of approximately $40.8 million relating to these facilities.

We had approximately $25.2 million in capital expenditures during the Year To Date Period.  For the full fiscal year 2006, we estimate capital expenditures of approximately $45 to $50 million.  We believe that cash flow from operations combined with existing cash on hand and amounts available under our combined short-term credit facilities will be sufficient to fund our future capital requirements.

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

At the end of the Second Quarter, we had outstanding foreign exchange contracts to sell 23.3 million Euro for approximately $29.0 million, expiring through December 2006 and approximately 1.5 million British Pounds for $2.8 million, expiring through October 2006.  Subsequent to the end of the Second Quarter, we entered into additional foreign exchange contracts to sell 15 million Euro for approximately $19.4 million, expiring from January 2007 through June 2007.  If we were to settle our Euro and British Pound based contracts at the reporting date, the net result would be a loss of approximately $1.0 million, net of taxes. Exclusive of these outstanding foreign exchange contracts or other operating or financing activities that may be employed by us, a measurement of the unfavorable impact of a 10 percent change in the Euro, British Pound and Swiss Franc as compared to the U.S. dollar on our operating profits and stockholders’ equity is presented in the following paragraph.

At the end of the Second Quarter, a 10 percent unfavorable change in the U.S. dollar strengthening against the Euro, British Pound, and Swiss Franc involving balance sheet transactional exposures would have reduced net pretax income by $6 million. The translation of the balance sheets of our European and United Kingdom-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. At the end of the Second Quarter, a 10 percent unfavorable change in the exchange rate of the U.S. dollar strengthening against the Euro, British Pound and Swiss Franc would have reduced consolidated stockholders’ equity by approximately $12.4 million. In the view of management, the risks associated with exchange rate changes in other currencies we have exposure to are not material, and these hypothetical losses resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position, results of operations or cash flows.

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon the controls evaluation, our CEO and CFO have concluded that as of the end of the period covered by this Quarterly Report, the Disclosure Controls were effective. During the Year To Date Period, we completed an implementation of a new information system that we use to accumulate financial data used in the financial reporting for our Asia subsidiary. The implementation was not made in response to any deficiency in our internal controls. There have been no other changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no legal proceedings to which we are a party or to which our properties are subject, other than routine litigation incident to our business, which we do not believe material to our consolidated financial condition, cash flows or results of operations.

Item 1A.  Risk Factors.

During the Second Quarter, there were no material changes to the Risk Factors disclosed in “Part I, Item 1A” of our 2005 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

We had no sales of unregistered securities during the Second Quarter.

Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the Second Quarter.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (April 9, 2006 to May 6, 2006)	103,021	$16.98	103,021	0
Month #2 (May 7, 2006 to June 3, 2006)	0	$0	0	0
Month #3 (June 4, 2006 to July 8, 2006)	411,500	$17.50	0	88,500

Total	514,521	$17.39	103,021	88,500

 (1)  On June 1, 2006, Mr. Tom Kartsotis, who may be considered an “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), entered into a stock purchase trading plan, which covered the purchase of 500,000 shares of our common stock.  Mr. Kartsotis’ 500,000 share purchase plan was completed on July 18, 2006.

 (2)  On May 13, 2005, we announced that our Board of Directors had approved a share repurchase program, pursuant to which up to 1,000,000 shares of our common stock may be repurchased.  The 1,000,000 share repurchase program was completed on April 18, 2006.

Item 4.  Submission of Matters to a Vote of Security Holders.

We held our annual meeting of stockholders (the “Meeting”) on May 24, 2006.  At the Meeting, the stockholders voted upon a proposal to elect four (4) directors to serve for a term of three years or until their respective successors are elected and qualified. The stockholders also voted on a proposal to ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending January 6, 2007.  No other matters were voted on at the Meeting. A total of 65,601,659 shares were represented at the Meeting.

The number of shares that were voted for, and that were withheld from, each of the director nominees in the proposal to elect four (4) directors is as follows:

Director Nominee	For	Withheld

Alan J. Gold	65,160,243	441,416
Kosta N. Kartsotis	60,679,644	4,922,015
Michael Steinberg	64,128,065	1,473,594
Caden Wang	65,388,250	213,409

The directors whose term of office as a director continued after the Meeting are Ken Anderson, Andrea Camerana, Michael Barnes, Tom Kartsotis, Jal S. Shroff, and Donald J. Stone.

The number of shares that were voted for, against and abstained on the proposal to ratify the selection of Deloitte & Touche LLP as the Company’s independent registered public accountants for the fiscal year ending January 6, 2007:

For	Against	Abstained

65,241,803	355,947	3,908

Item 6.  Exhibits.

         (a)        Exhibits

10.1	Sixth Amendment to the 2004 Long-Term Incentive Plan of Fossil, Inc. (incorporated by reference to the Company’s Report on Form 8-K filed on May 30, 2006).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

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

FOSSIL, INC.

Date: August 17, 2006	/S/ mike l. kovar
Mike L. Kovar
Senior Vice President and Chief Financial Officer
(Principal financial and accounting officer duly
authorized to sign on behalf of Registrant)

EXHIBIT INDEX

Exhibit
Number	Document Description

10.1	Sixth Amendment to the 2004 Long-Term Incentive Plan of Fossil, Inc. (incorporated by reference to the Company’s Report on Form 8-K filed on May 30, 2006).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.