Form 10-Q
period 2006-10-07
FOSSIL INC
filed 2007-08-08
CIK 883569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 7, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:0-19848

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

Yes ☐   No ☒

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

Yes ☐    No ☒

The number of shares of registrant's common stock outstanding as of July 27, 2007: 68,241,027

EXPLANATORY NOTE

In June 2006, as a result of the wide-scale scrutiny of employee stock option grant practices, including a report issued on June 13, 2006 by UBS Securities LLC mentioning Fossil, Inc. (the “Company”), we began a review of our historical stock option practices in order to determine whether there were any improprieties related to the timing of our past stock option grants.  On November 14, 2006, the Company announced that a committee made up of five independent members of its Board of Directors (the “Special Committee”) commenced a voluntary review of the Company’s equity granting practices.  The Special Committee was ultimately reconstituted on February 8, 2007, to consist of two independent members of the Board of Directors. The Special Committee’s voluntary review was undertaken with assistance from independent legal counsel, Weil, Gotshal & Manges LLP, and forensic accounting assistance from FTI Consulting, Inc. On May 7, 2007, the Company announced that the Special Committee had completed its review and had delivered its final report to the Board on May 4, 2007. As a result of deficiencies identified by the Special Committee relating to the Company’s equity granting practices, the Company’s management commenced a more thorough evaluation of the appropriateness of accounting measurement dates used to determine the amounts of compensation charges and related tax effects previously disclosed in filings with the U.S. Securities and Exchange Commission (the “SEC”).  The Company also announced on May 7, 2007 that, although this evaluation was still in process, based on preliminary estimates; the Company and its Audit Committee concluded that the cumulative impact of related errors on previously issued financial statements would result in the restatement of the Company’s previously issued financial statements.

Unrelated to the Special Committee’s review, management also identified that certain grants previously awarded to employees as incentive stock options should have been treated as non-qualified stock options.  Due to different tax requirements associated with the exercise of incentive stock option versus a non-qualified stock option, the Company has determined that certain employer and employee FICA taxes and employee withholding taxes were not properly withheld at the time such options were exercised by its employees.

In addition to the errors related to stock-based compensation discussed above, the Company has also corrected certain previously identified prior period errors that the Company believed were not material to the Company’s consolidated financial statements, both individually and when considered in the aggregate.

The Company has restated its retained earnings balance at the beginning and the end of fiscal year 2005 to include a reduction of $9.2 million and $11.6 million, respectively, related to the after tax impact of additional stock-based compensation expense and correction of other accounting errors from 1993 through 2005.  This amount represents approximately 2.4% of the previously reported ending fiscal year 2005 retained earnings balance.

On this Form 10-Q, the Company is restating its condensed consolidated balance sheet as of December 31, 2005, the condensed consolidated statements of income and comprehensive income for the thirteen and thirty-nine week periods ended October 1, 2005 and the condensed consolidated statement of cash flows for the thirty-nine week period ended October 1, 2005 as a result of the errors discussed above.

The effect of the restatement on the condensed consolidated statements of income and comprehensive income for the thirteen and thirty-nine week periods ended October 1, 2005 includes: (i) an approximate $466,000 decrease in pre-tax income related to the correction of measurement dates used in the Company’s historical equity granting practices, (ii) an approximate $364,000 decrease in pre-tax income related to additional employer and employee FICA taxes due, including interest thereon, related to reclassifying certain incentive stock options to non-qualified stock options, (iii) an approximate $979,000 increase in pre-tax income to reverse the impact of certain sales returns recorded in fiscal year 2005 that should have been recorded in fiscal year 2004, (iv) an approximate $207,000 decrease in pre-tax income related to the adjustment of accrued management fees that should have been eliminated at the end of fiscal year 2004, (v) an approximate $1.4 million increase in pre-tax income related to the correction of an error in the Company’s analysis of store impairment, (vi) an approximate $1.5 million increase in income tax expense to correct errors related to certain tax contingency reserves, released in fiscal year 2005, that should have been released in fiscal year 2004 and (vii) an approximate $452,000 increase in income tax expense related to items (i) through (v) above.

The Company has recorded the full impact of the adjustments related to additional stock-based compensation and correction of the other prior period errors and the related tax effects, as they relate to the first and second quartes of fiscal years 2006 and 2005, in the third quarter of fiscal years 2006 and 2005, as the Company believes the impact is not material to any relevant quarter.  Therefore, the third quarter net income and diluted earnings per share have been reduced by $355,000 and $0.01, respectively, for fiscal year 2006 and $653,000 and $0.01, respectively, for fiscal year 2005 related to such prior quarter adjustments.

In the Company’s Form 10-K for the year ended January 6, 2007 (the “2006 Form 10-K”), filed with the SEC contemporaneously with this Form 10-Q, the Company has restated its consolidated balance sheet at December 31, 2005 (including retained earnings at the beginning of the fiscal year) and its consolidated statements of income and comprehensive income and cash flows for the years ended December 31, 2005, January 1, 2005 and the notes related thereto.  Additionally, in the 2006 Form 10-K, the Company has restated the selected financial data for the years ended December 31, 2005, January 1, 2005, January 3, 2004 and January 4, 2003 included in Item 6 and the third and fourth quarters of 2005 included in “Selected Quarterly Financial Data” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q affected by the restatement will not be amended and therefore should not be relied upon.

For additional information regarding this restatement, see Note 2, “Restatement of Consolidated Financial Statements” to the accompanying unaudited condensed consolidated financial statements and the section entitled “Restatement of Consolidated Financial Statements” in Management’s Discussion and Analysis of  Financial Condition and Results of Operations.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FOSSIL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
 AMOUNTS IN THOUSANDS

	October 7,	December 31,
	2006	2005
		(as restated – See Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$69,379	$58,222
Securities available for sale	7,077	6,553
Accounts receivable – net of allowances of $33.9 million and $32.1 million for 2006 and 2005, respectively	168,718	141,193
Inventories - net	269,902	241,009
Deferred income tax assets	18,301	18,808
Prepaid expenses and other current assets	42,245	41,387
Total current assets	575,622	507,172
Investments	11,014	9,352
Property, plant and equipment – net of accumulated depreciation of $104,179 and $83,880 for 2006 and 2005, respectively	168,096	147,243
Goodwill	42,588	40,667
Intangible and other assets – net of accumulated amortization of $3,647 and $2,413 for 2006 and 2005, respectively	44,899	40,708
Total assets	$842,219	$745,142
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$54,650	$8,552
Accounts payable	60,794	60,628
Accrued expenses:
Accrued accounts payable	21,668	20,028
Compensation	27,773	22,259
Accrued royalties	10,328	8,316
Co-op advertising	6,455	15,178
Other	21,986	16,550
Income taxes payable	34,045	29,159
Total current liabilities	237,699	180,670
Deferred income tax liabilities	30,926	28,936
Other long-term liabilities	7,744	6,692
Total long-term liabilities	38,670	35,628
Minority interest in subsidiaries	5,617	2,527
Stockholders’ equity:
Common stock, 67,710 and 68,319 shares issued for 2006 and 2005, respectively	677	683
Additional paid-in capital	50,909	47,675
Retained earnings	494,291	475,504
Accumulated other comprehensive income	15,322	7,676
Treasury stock at cost, 54 shares	(966)	-
Deferred compensation	-	(5,221)
Total stockholders’ equity	560,233	526,317
Total liabilities and stockholders’ equity	$842,219	$745,142

See notes to condensed consolidated financial statements.

FOSSIL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
UNAUDITED
AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA

	For the 13 Weeks Ended	For the 13 Weeks Ended	For the 40 Weeks Ended	For the 39 Weeks Ended
	October 7, 2006	October 1, 2005	October 7, 2006	October 1, 2005
		(as restated – See Note 2)		(as restated – See Note 2)

Net sales	$299,697	$260,171	$823,160	$718,916
Cost of sales	151,591	123,961	415,007	344,291
Gross profit	148,106	136,210	408,153	374,625

Operating expenses:
Selling and distribution	82,341	72,705	246,995	214,319
General and administrative	32,812	26,783	95,018	82,776
Total operating expenses	115,153	99,488	342,013	297,095

Operating income	32,953	36,722	66,140	77,530
Interest expense	1,009	33	2,556	115
Other expense – net	3	2,304	541	7,237
Income before income taxes	31,941	34,385	63,043	70,178
Provision for income taxes	10,400	12,691	20,547	14,937
Net income	$21,541	$21,694	$42,496	$55,241

Other comprehensive income, net of taxes:
Currency translation adjustment	(2,542)	(624)	8,629	(12,364)
Unrealized gain (loss) on securities available for sale	308	307	(53)	390
Forward contracts hedging intercompany foreign currency payments – change in fair values	1,223	277	(929)	2,687
Total comprehensive income	$20,530	$21,654	$50,143	$45,954

Earnings per share:
Basic	$0.32	$0.31	$0.63	$0.78
Diluted	$0.31	$0.30	$0.62	$0.76
Weighted average common shares outstanding:
Basic	67,127	70,563	67,116	70,688
Diluted	68,691	72,437	68,537	72,757

See notes to condensed consolidated financial statements.

FOSSIL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
AMOUNTS IN THOUSANDS

	For the 40 Weeks Ended	For the 39 Weeks Ended
	October 7, 2006	October 1, 2005
		(as restated – See Note 2)
Operating activities:
Net income	$42,496	$55,241
Noncash items affecting net income:
Minority interest in subsidiaries	3,269	3,686
Equity in earnings of joint venture	(1,247)	(1,124)
Depreciation and amortization	23,730	19,377
Stock-based compensation	4,037	1,829
Excess tax benefits from stock-based compensation	(1,312)	2,429
Loss (gain) on disposal of assets	28	(556)
Decrease in allowance for doubtful accounts	(1,771)	(983)
Increase in allowance for returns - net of related inventory	75	895
Deferred income taxes	2,448	(16,324)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(27,507)	1,641
Inventories	(24,910)	(78,280)
Prepaid expenses and other current assets	(858)	(9,162)
Accounts payable	(1,656)	12,047
Accrued expenses	6,738	(8,908)
Income taxes payable	6,197	(654)
Net cash from (used in) operating activities	29,757	(18,846)
Investing activities:
Business acquisitions, net of cash acquired	(7,227)	(4,429)
Additions to property, plant and equipment	(39,589)	(43,126)
Purchase of securities available for sale	(475)	(837)
Increase in intangible and other assets	(1,855)	(2,002)
Net cash used in investing activities	(49,146)	(50,394)
Financing activities:
Proceeds from exercise of stock options	4,355	4,484
Acquisition and retirement of common stock	(25,930)	(17,354)
Excess tax benefits from stock-based compensation	1,312	-
Distribution of minority interest earnings	(186)	(3,945)
Net borrowings of / (payments on) short-term debt	45,649	(12,657)
Net cash from (used in) financing activities	25,200	(29,472)
Effect of exchange rate changes on cash and cash equivalents	5,346	(4,581)
Net increase (decrease) in cash and cash equivalents	11,157	(103,293)
Cash and cash equivalents:
Beginning of period	58,222	185,430
End of period	$69,379	$82,137

See notes to condensed consolidated financial statements.

FOSSIL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1.	FINANCIAL STATEMENT POLICIES

Basis of Presentation.  The condensed consolidated financial statements include the accounts of Fossil, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of October 7, 2006, and the results of operations for the thirteen-week periods ended October 7, 2006 (“Third Quarter”) and October 1, 2005 (“Prior Year Quarter”), respectively and the forty week period ended October 7, 2006 (“Year To Date Period”) and the thirty-nine week period ended October 1, 2005 (“Prior Year YTD Period”), respectively. The Company noted that fiscal 2006 is a 53-week year as compared to a 52-week year in fiscal 2005. This extra week was included in the first quarter of fiscal year 2006.

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates.  These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the annual report on Form 10-K for the year ended January 6, 2007, (the “2006 Form 10-K”), filed by the Company pursuant to the Securities Exchange Act of 1934 contemporaneously with this Form 10-Q.  Operating results for the forty week period ended October 7, 2006, are not necessarily indicative of the results to be achieved for the full year.

Cash Equivalents are considered all highly liquid investments with original maturities at date of purchase of three months or less.

Securities Available for Sale consists of debt securities with original maturities exceeding three months and mutual fund investments. By policy, the Company invests primarily in high-grade marketable securities. Unrealized holding gains (losses) are included in accumulated other comprehensive income (loss) as a component of stockholders’ equity.

Inventories are stated at the lower of average cost, including any applicable duty and freight charges, or market.

Investments in which the Company has significant influence over the investee are accounted for utilizing the equity method. If the company does not have significant influence over the investee, the cost method is utilized.

Property, Plant and Equipment is stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the assets of thirty years for buildings, five years for furniture and fixtures and three to six years for computer equipment and software. Leasehold improvements are amortized over the shorter of the lease term or the asset’s useful life.

Property, equipment and other long-lived assets are evaluated for impairment whenever events or conditions indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows related to the asset.

Goodwill and Other Intangible Assets include the cost in excess of net tangible assets acquired (goodwill), trademarks, tradenames, customer lists and patents. Trademarks, customer lists and patents are amortized using the straight-line method over the estimated useful lives of generally seven to twenty years. Goodwill and other indefinite-lived intangible assets such as tradenames are tested at least annually for impairment rather than amortized. Impairment testing compares the carrying amount of the asset with its fair value.  Fair value is estimated based on the market approach and discounted cash flows.  When the carrying amount of the asset exceeds its fair value, an impairment charge would be recorded.

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

Cost of Sales includes raw material costs, assembly labor, assembly overhead including depreciation expense, assembly warehousing costs and shipping and handling costs related to the movement of finished goods from assembly locations to sales distribution centers and from sales distribution centers to customer locations.  Additionally, cost of sales includes customs duties, product packaging cost, royalty cost associated with sales of licensed products, molding and tooling costs and inventory shrink and damages.

Selling, Distribution and AdministrativeExpenses includes sales and distribution labor costs, distribution costs from sales distribution centers to customer locations, sales distribution center warehouse costs, depreciation expense related to sales centers, point-of-sale expenses, advertising expenses and administrative support labor and ”back office” or support costs such as treasury, legal, information services, accounting, internal audit, human resources and executive management costs.

Advertising Costs for in-store and media advertising as well as co-op advertising, internet costs associated with affiliation fees and promotional allowances are expensed as incurred.

Minority Interest in Subsidiaries, included within other expense-net represents the minority stockholders’ share of the net income (loss) of various consolidated subsidiaries. The minority interest in the consolidated balance sheets reflects the minority owner’s proportionate interest in the equity of the various consolidated subsidiaries.

Business.  Fossil is a design, development, marketing and distribution company that specializes in consumer products predicated on fashion and value. The Company’s principal offerings include an extensive line of fashion watches sold under the Company’s proprietary FOSSIL®, RELIC®, MW®, MW MICHELE®, and ZODIAC® brands as well as licensed brands for some of the most prestigious companies in the world, including ADIDAS®, BURBERRY®, DIESEL®, DKNY® and EMPORIO ARMANI®. The Company also offers complementary lines of handbags, small leather goods, belts, and sunglasses under the FOSSIL and RELIC brands, jewelry under the FOSSIL, DIESEL, EMPORIO ARMANI, and MICHELE brands and FOSSIL apparel. The Company’s centralized infrastructure in design/development and production/sourcing allows it to leverage the strength of its branded watch and jewelry portfolio over an extensive global distribution network. The Company’s products are sold primarily through department stores and other major retailers, both domestically and in over 90 countries worldwide.

Foreign Currency Hedging Instruments. The Company’s foreign subsidiaries periodically enter into forward contracts principally to hedge the future payment of intercompany inventory transactions with the U.S. company. At October 7, 2006, the Company’s foreign subsidiaries had forward contracts to sell (i) 33.5 million Euro for approximately $42.6 million, expiring through June 2007 and (ii) 4.7 million British Pounds for approximately $9 million, expiring through March 2007. If the Company’s foreign subsidiaries were to settle their Euro and British Pound based contracts at the reporting date, the net result would be a net gain of approximately $200,000, net of taxes, as of October 7, 2006. The net decrease in fair value for the Year To Date Period of approximately $900,000 and the net increase in fair value for the Prior Year YTD Period of approximately $2.7 million is included in other comprehensive income. The net decrease for the Year To Date Period consisted of net losses from these hedges of $100,000, and net gains of $800,000 reclassified into earnings.

Earnings Per Share. The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS:

	For the 13 Weeks Ended October 7, 2006	For the 13 Weeks Ended October 1, 2005	For the 40 Weeks Ended October 7, 2006	For the 39 Weeks Ended October 1, 2005

	IN THOUSANDS, EXCEPT PER SHARE DATA
Numerator:
Net income	$21,541	$21,694	$42,496	$55,241
Denominator:
Basic EPS computation:
Weighted average common shares outstanding	67,127	70,563	67,116	70,688

Basic EPS	$0.32	$0.31	$0.63	$0.78

Diluted EPS computation:
Denominator:
Basic weighted average common shares outstanding	67,127	70,563	67,116	70,688
Dilutive effect of stock-based compensation	1,564	1,874	1,421	2,069
	68,691	72,437	68,537	72,757

Diluted EPS	$0.31	$0.30	$0.62	$0.76

Approximately 900,000, 900,000, 1.7 million and 700,000 weighted average shares issuable under stock-based awards were not included in the diluted earnings per share calculation at the end of the Third Quarter, Prior Year Quarter, Year To Date Period and Prior YTD Period, respectively, because they were antidilutive. These common share equivalents may be dilutive in future earnings per share calculations.

Goodwill. The changes in the carrying amount of goodwill, which is not subject to amortization, are as follows:

Goodwill by Segment
IN THOUSANDS	United States	Europe	Other International	Direct to Consumer	Total

Balance at January 1, 2005	$21,097	$17,213	$1,502	$-	$39,812
Acquisitions	-	994	1,303	-	2,297
Currency	702	(2,079)	(65)	-	(1,442)
Balance at December 31, 2005	21,799	16,128	2,740	-	40,667
Acquisitions	-	-	1,026	-	1,026
Currency	-	938	(43)	-	895
Balance at October 7, 2006	$21,799	$17,066	3,723	$-	$42,588

New Accounting Standards.  In June 2006, the Financial Accounting Standards Board ("FASB") released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 supplements FASB Statement No. 109, Accounting for Income Taxes, by defining the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than not" to be sustained by the taxing authority.  Tax benefits, associated with positions taken or to be taken on tax returns where there is uncertainty as to whether the position will be challenged by the taxing authorities, will be impacted by FIN 48.

FIN 48 is effective for the Company's fiscal year 2007.  FIN 48 establishes a two-step process for the recognition and measurement of the amount of benefit to be recorded in the financial statements for tax positions taken or expected to be taken in a tax return.  This process requires the enterprise first to determine whether is it more likely than not that the tax position taken will be sustained upon examination by the taxing authority, including resolution of any appeals or litigation, on the basis of the technical merits of the position.  FIN 48 requires that an enterprise measure the amount of recognizable tax benefit for each tax position meeting the recognition threshold as the largest amount that is greater than 50 percent likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  The cumulative effects of applying this interpretation will result in a decrease of $6.1 million to the fiscal year 2007 opening balance of retained earnings as a change in accounting principle.

In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements (“SFAS 157”). This Standard provides guidance for using fair value to measure assets and liabilities. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and is required to be adopted beginning January 6, 2008. The Company is currently evaluating the effect the adoption of SFAS 157 will have on its consolidated results of operations and financial condition but does not expect such adoption to have a material impact.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS 159”). The fair value option permits entities to choose to measure eligible financial instruments at fair value at specified election dates. The entity will report unrealized gains and losses on the items on which it has elected the fair value option in earnings. SFAS 159 is effective beginning in the Company's fiscal year 2008. The Company is currently evaluating the effect the adoption of SFAS 159 will have on its consolidated results of operations and financial condition but does not expect such adoption to have a material impact.

2.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Restatement Adjustments

Following an internal review into the Company’s equity granting practices from fiscal years 1993 through 2006, the Company and its Audit Committee concluded that the Company’s consolidated financial statements for the thirteen and thirty-nine week periods ended October 1, 2005, and its fiscal years ended December 31, 2005 and January 1, 2005 as well as the selected financial data for the years ended December 31, 2005, January 1, 2005, January 3, 2004 and January 4, 2003 should be restated.  This restatement is related to the recognition of additional stock-based compensation expense and the related tax effects resulting from equity grants awarded from fiscal years 1993 through 2005 that were incorrectly accounted for under generally accepted accounting principles in the United States of America.  This decision was based on a determination that the equity grant dates were selected in error because the grant price and the number of shares individual employees were entitled to receive were not determined with finality on the original grant date and therefore the measurement date, as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, for determining the accounting treatment of certain equity grants differed from the date used by the Company in preparing its consolidated financial statements.  In analyzing the historical annual mass grant process, new hire grants and other equity grants from fiscal years 1993 through 2006, the Company reviewed historical circumstances and patterns related to its equity granting practices, the requirements of its Long-Term Incentive Plan for employees (the "LTIP”), Board of Directors meeting minutes, the minutes of its Compensation Committee or resolutions related to actions taken by the Compensation Committee, Form 4’s, payroll information including documentation associated with annual performance reviews, new hires and promotions and other evidence including Company e-mail and related correspondence to determine the most appropriate measurement dates.  After comparing the newly determined most appropriate measurement dates to the original grant dates used by the Company in preparing its historical consolidated financial statements, the Company determined that certain equity grants were awarded at exercise prices below the fair market value of the Company’s common stock on the measurement date.  As a result, the Company has recorded additional pre-tax stock-based compensation expense of approximately $466,000, related to the correction of measurement dates in the restatement of its unaudited condensed consolidated statements of income and comprehensive income for the thirteen and thirty-nine week periods ended October 1, 2005.

The summary of evidence the Company relied upon to determine the most appropriate measurement dates for stock option grants to employees from 1993 to 2006 is detailed below.

	Number	Percent	Number of	Percent
Evidence Relied Upon	of Grants	of Total	Options	of Total

Payroll information	2,794	44.8%	6,714,275	34.4%
Board of Directors meeting minutes	1,212	19.4%	6,138,796	31.4%
Company e-mail	1,209	19.4%	2,862,825	14.6%
Compensation Committee meeting minutes	458	7.4%	555,735	2.8%
International management meetings	275	4.4%	732,236	3.7%
Company equity grant administration database	81	1.3%	271,842	1.4%
Form 4	27	0.4%	815,093	4.2%
All other evidence	183	2.9%	1,454,112	7.5%
Total	6,239	100.0%	19,544,914	100.0%

In addition to adjustments for stock-based compensation related to the determination of measurement dates discussed above, the Company is correcting other errors in its condensed consolidated statements of income and comprehensive income for the thirteen and thirty-nine week periods ended October 1, 2005.  An approximate $364,000 decrease in pre-tax income related to additional employer and employee FICA taxes due, including interest thereon, was recorded in connection with the Company’s correction of reclassifying certain incentive stock options to non-qualified stock options.  This restatement also includes the following adjustments for corrections not previously recorded as the Company believed the amounts of these errors, both individually and in the aggregate, were not material to the Company’s consolidated financial statements for the thirteen and thirty-nine week periods ended October 1, 2005:  (i)  an approximate net $979,000 increase in pre-tax income to reverse the impact of certain sales returns recorded in fiscal year 2005 that should have been recorded in fiscal year 2004, which had the effect of increasing net sales, cost of sales and selling and distribution expenses by approximately $2.7 million, $1.2 million and $454,000, respectively,  (ii) an approximate $207,000 decrease in pre-tax income to adjust accrued liabilities related to certain management fees that should have been eliminated at the end of fiscal year 2004, (iii) an approximate $1.4 million increase in pre-tax income related to the correction of an error in the Company’s analysis for store impairment related to an improper application of FASB Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which had the effect of reducing depreciation and amortization expense and loss on disposal of assets by approximately $617,000  and $756,000, respectively, (iv) an approximate $1.5 million increase in income tax expense to correct the impact of certain tax contingency reserves, released in fiscal year 2005, that should have been released in fiscal year 2004, primarily related to foreign tax liabilities previously recorded for potential tax exposure related to the Company's reorganization of its German subsidiary in fiscal year 2004, and (v) an approximate $452,000 increase in income tax expense resulting from the impact of pre-tax adjustments related to additional stock-based compensation expense and other corrections described above.

The Company has recorded the full impact of the adjustments related to additional stock-based compensation and correction of other prior period errors and the related tax effects, as they relate to the first and second quarters of fiscal years 2006 and 2005, in the third quarter of fiscal years 2006 and 2005, as the Company believes the impact is not material to any relevant quarter.  Therefore, the third quarter net income and diluted earnings per share have been reduced by $355,000 and $0.01, respectively, for fiscal year 2006 and $653,000 and $0.01, respectively, for fiscal year 2005 related to such prior quarter adjustments.

The Company is restating its condensed consolidated balance sheet at December 31, 2005 to include:  (i) an increase in cash and cash equivalents and a decrease in accounts receivable-net of $765,000 to correct an error related to the timing of posting certain credit card settlement payments, (ii) a $1.3 million increase to deferred income tax assets, a $1.1 million decrease to income taxes payable and a $114,000 decrease to deferred income tax liabilities related to the tax effect of additional stock-based compensation expense from fiscal year 1993 through fiscal year 2005 and the net impact of expenses related to the correction of other errors and adjustments to certain tax contingency reserves during such period from fiscal year 2001 through fiscal year 2005, (iii) a $907,000 decrease in property, plant and equipment-net and a $900,000 decrease in accrued expenses related to the correction of an error in the Company’s analysis for store impairment, (iv) a $2.3 million increase in accrued expenses related to additional employer and employee FICA taxes due, including interest thereon, in connection with the Company reclassifying certain incentive stock options to non-qualified stock options, (v) a $12.5 million increase in additional paid-in capital and a $754,000 decrease in deferred compensation related to the impact of adjustments to additional stock-based compensation expense, (vi) an adjustment from other current liabilities to other long term liabilities of approximately $5.5 million related to deferred rent, and (vii) a $11.6 million adjustment to retained earnings relating to the after-tax impact of additional stock-based compensation expense and the net impact of expenses related to the correction of other errors from fiscal year 1993 through fiscal year 2005.

Additionally, for the thirteen and thirty-nine week periods ending October 1, 2005, the Company is restating for $766,000 and $2.3 million, respectively, of expenses previously disclosed as selling and distribution expenses to general and administrative expenses.  These expenses were comprised of certain administrative expenses related to the Company's Retail Worldwide segment.

For its previously disclosed basic weighted average common shares outstanding included in the Company’s statements of income and comprehensive income for the thirteen and thirty-nine week periods ended October 1, 2005, the Company’s restatement includes an approximate 349,000 share and 365,000 share reduction, respectively, to correct an error related to the improper inclusion of unvested restricted shares in such previously reported amounts.

In connection with the Company’s voluntary review of its equity granting practices and the resulting correction of measurement dates for certain equity awards, the Company reviewed the implications of Section 162(m) which prohibits tax deductions for non-performance based compensation paid to the chief executive officer and the four highest compensated officers in excess of one million dollars in a taxable year.  The Company concluded that no adjustments are required to its previously filed financial statements in connection with the provisions of Section 162(m).

CONSOLIDATED BALANCE SHEETS
AMOUNTS IN THOUSANDS

Fiscal Year	December 31, 2005
Assets	As Reported	Adjustments	As Restated
Current assets:
Cash and cash equivalents	$57,457	$765	$58,222
Securities available for sale	6,553	-	6,553
Accounts receivable - net	141,958	(765)	141,193
Inventories - net	241,009	-	241,009
Deferred income tax assets	17,505	1,303	18,808
Prepaid expenses and other current assets	41,387	-	41,387
Total current assets	505,869	1,303	507,172

Investments	9,352	-	9,352
Property, plant and equipment - net	148,150	(907)	147,243
Goodwill	40,667	-	40,667
Intangible and other assets - net	40,708	-	40,708
Total assets	$744,746	$396	$745,142

Liabilities and Stockholders' Equity
Current liabilities:
Short-term debt	$8,552	$-	$8,552
Accounts payable	60,628	-	60,628
Accrued expenses:
Accrued accounts payable	20,928	(900)	20,028
Compensation	19,956	2,303	22,259
Accrued royalties	8,316	-	8,316
Co-op advertising	15,178	-	15,178
Other	22,014	(5,464)	16,550
Income taxes payable	30,228	(1,069)	29,159
Total current liabilities	185,800	(5,130)	180,670

Deferred income tax liabilities	29,050	(114)	28,936
Other long term liabilities	1,220	5,472	6,692
Total long-term liabilities	30,270	5,358	35,628

Minority interest in subsidiaries	2,527	-	2,527
Stockholders' equity:
Common stock, 68,319 shares issued	683	-	683
Additional paid-in capital	35,161	12,514	47,675
Retained earnings	487,097	(11,593)	475,504
Accumulated other comprehensive income	7,675	1	7,676
Deferred compensation	(4,467)	(754)	(5,221)
Total stockholders' equity	526,149	168	526,317
Total liabilities and stockholders' equity	$744,746	$396	$745,142

The impact to beginning retained earnings at January 3, 2004, by fiscal year, for adjustments related to stock-based compensation expense and the correction of other prior period errors is as follows:

	Stock-Based Compensation		Correction of Other Errors
Amounts in thousands	Pre-tax	Income Tax	Pre-tax	Income Tax
	Amount	Effect	Amount	Effect

Effect of restatement on net income by fiscal year:
1993	$(4)	$1	$-	$-	$(3)
1994	(147)	36	-	-	(111)
1995	(498)	130	-	-	(368)
1996	(715)	187	-	-	(528)
1997	(714)	187	-	-	(527)
1998	(912)	239	-	-	(673)
1999	(971)	254	-	-	(717)
2000	(1,315)	343	-	-	(972)
2001	(1,140)	298	-	(1)	(843)
2002	(1,520)	308	220	(187)	(1,179)
2003	(1,643)	339	(1,336)	381	(2,259)
Total effect of restatement on beginning retained earnings at January 3, 2004	$(9,579)	$2,322	$(1,116)	$193	$(8,180)

For fiscal year 1993 through fiscal year 2001, adjustments to stock-based compensation presented above, net of taxes, represent all of the stock-based compensation included in the Company’s net income for the respective periods.  The Company’s net income for fiscal years 2002, 2003, 2004 and 2005 includes stock-based compensation, net of tax, of $1.5 million, $2.0 million, $2.4 million and $3.1 million, respectively, inclusive of the amounts of stock-based compensation, net of taxes, presented in the table above.

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
AMOUNTS IN THOUSANDS

	For the 13 Weeks ended October 1, 2005

	As Reported	Adjustments	As Restated

Net sales	$257,519	$2,652	$260,171
Cost of sales	122,741	1,220	123,961
Gross profit	134,778	1,432	136,210

Operating expenses:
Selling and distribution	73,634	(929)	72,705
General and administrative	25,946	837	26,783
Total operating expenses	99,580	(92)	99,488

Operating income	35,198	1,524	36,722
Interest expense	30	3	33
Other expense - net	2,097	207	2,304

Income before income taxes	33,071	1,314	34,385
Provision for income taxes	10,724	1,967	12,691

Net income	$22,347	$(653)	$21,694

Other comprehensive income (loss), net of taxes:
Currency translation adjustment	(625)	1	(624)
Unrealized gain (loss) on marketable investments	307	-	307
Forward contracts hedging intercompany foreign currency payments - change in fair values	277	-	277

Total comprehensive income	$22,306	$(652)	$21,654

Earnings per share:
Basic	$0.32	n/a	$0.31
Diluted	$0.30	n/a	$0.30
Weighted average common shares outstanding:
Basic	70,912	(349)	70,563
Diluted	73,605	(1,168)	72,437

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
AMOUNTS IN THOUSANDS

	For the 39 Weeks ended October 1, 2005

	As Reported	Adjustments	As Restated

Net sales	$716,264	$2,652	$718,916
Cost of sales	343,071	1,220	344,291
Gross profit	373,193	1,432	374,625

Operating expenses:
Selling and distribution	216,763	(2,444)	214,319
General and administrative	80,424	2,352	82,776
Total operating expenses	297,187	(92)	297,095

Operating income	76,006	1,524	77,530
Interest expense	112	3	115
Other expense - net	7,030	207	7,237

Income before income taxes	68,864	1,314	70,178
Provision for income taxes	12,970	1,967	14,937

Net income	$55,894	$(653)	$55,241

Other comprehensive income (loss), net of taxes:
Currency translation adjustment	(12,365)	1	(12,364)
Unrealized gain (loss) on marketable investments	390	-	390
Forward contracts hedging intercompany foreign currency payments - change in fair values	2,687	-	2,687

Total comprehensive income	$46,606	$(652)	$45,954

Earnings per share:
Basic	$0.79	n/a	$0.78
Diluted	$0.76	n/a	$0.76
Weighted average common shares outstanding:
Basic	71,053	(365)	70,688
Diluted	73,997	(1,240)	72,757

CONSOLIDATED STATEMENT OF CASH FLOWS
AMOUNTS IN THOUSANDS

	For the 39 Weeks Ended October 1, 2005
	As Reported	Adjustments	As Restated
Operating Activities:
Net income	$55,894	$(653)	$55,241
Noncash items affecting net income:
Minority interest in subsidiaries	3,686	-	3,686
Equity in earnings of joint venture	(1,124)	-	(1,124)
Depreciation and amortization	19,994	(617)	19,377
Stock-based compensation	1,363	466	1,829
Excess tax benefits from stock-based compensation	2,429	-	2,429
Loss (gain) on disposal of assets	200	(756)	(556)
Decrease in allowance for doubtful accounts	(983)	-	(983)
Increase in allowance for returns net of related inventory	895	-	895
Deferred income taxes	(16,608)	284	(16,324)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	5,107	(3,466)	1,641
Inventories	(79,500)	1,220	(78,280)
Prepaid expenses and other current assets	(9,162)	-	(9,162)
Accounts payable	12,047	-	12,047
Accrued expenses	(10,746)	1,838	(8,908)
Income taxes payable	(2,338)	1,684	(654)
Net cash used in operating activities	(18,846)	-	(18,846)

Investing Activities:
Business acquisitions, net of cash acquired	(4,429)	-	(4,429)
Additions to property, plant and equipment	(43,126)	-	(43,126)
Purchase of securities available for sale	(837)	-	(837)
Increase in intangible and other assets	(2,002)	-	(2,002)
Net cash used in investing activities	(50,394)	-	(50,394)

Financing Activities:
Proceeds from exercise of stock options	4,484	-	4,484
Acquisition and retirement of common stock	(17,354)	-	(17,354)
Distribution of minority interest earnings	(3,945)	-	(3,945)
Net payments on short-term debt	(12,657)	-	(12,657)
Net cash used in financing activities	(29,472)	-	(29,472)

Effect of exchange rate changes on cash and cash equivalents	(4,581)	-	(4,581)
Net decrease in cash and cash equivalents	(103,293)	-	(103,293)
Cash and cash equivalents:
Beginning of year	185,430	-	185,430
End of year	$82,137	$-	$82,137

3.	INVENTORIES

Inventories-net consist of the following:
	October 7,	December 31,
	2006	2005
	IN THOUSANDS
Components and parts	$12,028	$14,763
Work-in-process	2,738	4,807
Finished merchandise on hand	218,976	192,121
Merchandise at Company stores	31,548	23,206
Merchandise from estimated customer returns	20,187	18,509
	285,477	253,406
Inventory reserve for obsolescence	(15,575)	(12,397)
Inventories-net	$269,902	$241,009

4.	SHORT-TERM DEBT

On September 21, 2006 the Company executed (i) a third amendment to its U.S.-based revolving line of credit, (“Third Amendment”), with Wells Fargo Bank, National Association (“Wells Fargo”), in connection with the annual renewal of this credit facility.  While the material terms of this facility remain in effect, this Third Amendment modified the quick ratio included in the financial covenants.

As a result of the Company’s inability to file timely its required financial statements with the Securities and Exchange Commission due to the review of its equity granting practices, on December 21, 2006 the Company and Wells Fargo executed a Fourth Amendment to its revolving line of credit modifying certain financial and non-financial covenants.  These modifications include a restriction on the Company relating to future common stock repurchases.  The Company anticipates the restriction related to common stock repurchases to be lifted contemporaneously with the filing of its 2006 Form 10-K.  The Company is in compliance with all covenants related to its amended Loan Agreement at October 7, 2006.

5.	TAXES

Income Taxes.  The Company’s income tax expense for the Third Quarter and Prior Year Quarter was $10.4 million and $12.7 million, respectively, resulting in an effective income tax rate of 32.6% and 36.9%, respectively.  For the Year To Date Period, the Company’s income tax expense of $20.5 million resulted in an effective income tax rate of 32.6%. For the comparable Prior Year YTD Period, income tax expense of $14.9 million resulted in an effective income tax rate of 21.3%. The lower effective tax rate in the Prior Year YTD Period was a result of the Company’s ability, pursuant to the American Jobs Creation Act of 2004, to reduce previously recorded deferred tax liabilities by repatriating foreign earnings at an effective tax rate substantially below the statutory rate at which these deferred tax liabilities were established.

Other Taxes.  The Company also reviewed the consequences of issuing in-the-money stock options under Section 409A of the Internal Revenue Code ("Section 409A").  The Company plans to reimburse its employees for any tax liability, including interest and penalties, arising under Section 409A relating to in-the-money stock options exercised by such employees subsequent to December 31, 2005 up to a certain date.  The Company estimates such reimbursement to employees will approximate $766,000 and expects to record this charge in fiscal year 2007.  The Company intends to offer option holders the opportunity to amend certain vested and un-exercised options that were granted in-the-money to avoid any future adverse tax consequences under Section 409A.  The Company also anticipates giving such option holders (excluding executive officers) a cash bonus for the increase in the exercise price.  The Company estimates it will make cash payments totaling approximately $2.0 million in fiscal year 2008 to option holders.  The Company will record such bonuses as additional compensation expense in fiscal year 2007.  The Company will account for any modification of stock options in accordance with SFAS No. 123R, Share-Based Payment ("SFAS No. 123R").  The financial impact of this modification is not yet known but is expected to be recorded in fiscal year 2007.

Prior to December 31, 2006, the Company’s executive officers elected to revise the original grant price of any in-the-money stock options that were vested and unexercised as of December 31, 2005 to the fair market value of the Company’s common stock on the measurement date to avoid the adverse tax consequences of Section 409A.  For all stock option grants awarded to the Company’s executive officers for which the original grant price was incorrect, and that have been exercised to date, the Company will request that such officers reimburse to the Company an amount equal to the difference between the original grant price and the fair market value of the Company’s common stock on the measurement date multiplied by the number of shares of common stock so exercised, net of any allocable portion of income taxes paid in connection with such exercise.  The Company estimates this reimbursement to approximate $734,000 and will record such amounts as additional paid-in capital upon receipt of such reimbursement.

6.	STOCK-BASED COMPENSATION PLANS

In December 2004, the FASB issued SFAS 123R, which replaces SFAS 123 and supersedes APB Opinion No. 25, (“APB No. 25”).  SFAS 123R requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements at their fair values.  Under SFAS 123R, public companies are required to measure the cost of services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an award recipient is required to provide service in exchange for the award. The Company adopted SFAS 123R effective fiscal year 2006. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition beginning in fiscal year 2006.

Pro forma disclosures as if the Company had adopted the fair value recognition requirements under SFAS 123 for stock option awards during the Prior Year Quarter and Prior Year YTD Period, is presented in the following table.

	For the 13 Weeks	For the 39 Weeks
	Ended October 1, 2005	Ended October 1, 2005
	IN THOUSANDS, EXCEPT PER SHARE DATA

Net income as reported	$21,694	$55,241
Add: Stock-based employee compensation included in reported net income, net of tax	554	1,440
Deduct fair value based compensation expense, net of tax	(5,474)	(16,505)
Pro forma net income	$16,774	$40,176

Basic earnings per share:
As reported	$0.31	$0.78
Pro forma under SFAS 123	$0.24	$0.57

Diluted earnings per share:
As reported	$0.30	$0.76
Pro forma under SFAS 123	$0.23	$0.55

Restricted Stock Plan. The 2002 Restricted Stock Plan of the Company is intended to advance the best interests of the Company, its subsidiaries and its stockholders in order to attract, retain and motivate key employees by providing them with additional incentives through the award of shares of restricted stock. To date, shares awarded under the Restricted Stock Plan have been funded with shares contributed to the Company from a significant stockholder. During the Year To Date Period and the Prior Year YTD Period, 44,200 and 53,800 shares, respectively, of stock were contributed to the Restricted Stock Plan by the stockholder and reissued by the Company to employees. As of October 7, 2006, 53,500 shares issued to employees in prior years were forfeited and are held in the Company treasury to be issued as future awards are granted.  The current restricted shares outstanding contain original vesting terms that range from one to nine years. These shares were accounted for at fair value.  As of October 7, 2006, the Company has available 611,050 common shares for future issuances under the Restricted Stock Plan.

Long Term Incentive Plan.   An aggregate of 5,821,875 shares of common stock were initially reserved for issuance pursuant to the Long Term Incentive Plan (“LTIP”), adopted April 1993. An additional 3,037,500 shares were reserved in each of fiscal years 1995, 1998, 2001 and 2003 for issuance under the Incentive Plan. Designated employees of the Company, including officers and directors, are eligible to receive (i) stock options, (ii) stock appreciation rights, (iii) restricted or non-restricted stock awards, (iv) restricted stock units, (v) cash awards, or (vi) any combination of the foregoing. The LTIP is administered by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”). Each award issued under the LTIP terminates at the time designated by the Compensation Committee, not to exceed ten years. The current stock options, stock appreciation rights, restricted stock and restricted stock units outstanding contain original vesting terms ranging from three to five years.  All stock appreciation rights and restricted stock units are settled in shares of company stock.

Nonemployee Director Stock Option Plan. An aggregate of 506,250 shares of common stock were reserved for issuance pursuant to the Nonemployee Director Stock Option Plan, adopted April 1993. An additional 112,500 shares were reserved in fiscal year 2002 for issuance under this plan. During the first year individuals are elected as nonemployee directors of the Company, they receive a grant of 5,000 nonqualified stock options. In addition, on the first day of each subsequent calendar year, each nonemployee director automatically receives a grant of an additional 4,000 nonqualified stock options as long as each individual is serving as a nonemployee director. Pursuant to this plan, 50% of the options granted will become exercisable on the first anniversary of the date of grant and in two additional installments of 25% on the second and third anniversaries. The exercise prices of options granted under this plan were not less than the fair market value of the common stock at the date of grant.

As of October 7, 2006, there was approximately $13.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the incentive plans. This cost is expected to be recognized over a weighted-average period of approximately 2 years.

Stock Options and Stock Appreciation Rights.  The fair value of stock options and stock appreciation rights granted under the Company’s stock-based compensation plans was estimated on the date of grant using the Black-Scholes option-pricing model.  The table below outlines the weighted average assumptions for these award grants:

	For the 40 Weeks Ended October 7, 2006	For the 39 Weeks Ended October 1, 2005
Risk-free interest rate	4.71%	4.14%
Expected term (in years)	5.42	4.99
Expected volatility	58.07%	58.85%
Expected dividend yield	-%	-%

Estimated fair value per option/ stock appreciation right granted	9.81	13.76

The expected term of the options represent the estimated period of time until exercise and is based on historical experience of similar awards.  Expected stock price volatility is based on the historical volatility of the Company’s common stock.  The risk-free rate is based on the implied yield available on U.S. Treasury issues with an equivalent remaining term.

The Company receives a tax deduction for certain stock option exercises/restricted stock vestings when the options/restricted shares are exercised/vested. Generally for options, the tax deduction is related to the excess of the stock price at the time the options are sold over the exercise price of the options. For restricted shares, the tax deduction is the fair market value of the stock on the date the restricted shares vest. Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options and the vesting of restricted shares as operating cash inflows in the Condensed Consolidated Statements of Cash Flows. SFAS 123R requires the benefits of tax deductions in excess of the grant-date fair value for those options and restricted shares to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount is shown as “Excess tax benefits from stock-based compensation” on the Condensed Consolidated Statements of Cash Flows and for the Year To Date Period amounted to $1.3 million.

The following table summarizes stock option and stock appreciation right activity during the Year To Date Period:

Options and Stock Appreciation Rights	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	IN THOUSANDS			IN THOUSANDS
Outstanding at December 31, 2005	5,440	$13.23	5.1	$71,983
Granted	409	$18.71
Exercised	(626)	$6.96		$7,350
Forfeited or expired	(161)	$20.24
Outstanding at October 7, 2006	5,062	$14.23	5.09	$72,021
Exercisable at October 7, 2006	4,179	$13.95	4.83	$58,295
Nonvested at October 7, 2006	883	$15.56	6.30	$13,726
Expected to vest	794	$15.56	6.30	$12,353

The aggregate intrinsic value in the table above is before income taxes and is based on the exercise price for outstanding and exercisable options/rights at October 7, 2006 and based on the fair market value on the exercise date for options/rights that have been exercised during the Year To Date Period.

Options and Stock Appreciation Rights Outstanding and Exercisable.  The following table summarizes information with respect to options and stock appreciation rights outstanding and exercisable at October 7, 2006:

	Options and Stock Appreciation Rights Outstanding			Options and Stock Appreciation Rights Exercisable
			Weighted-
		Weighted-	Average		Weighted-
		Average	Remaining		Average
Range of	Number of	Exercise	Contractual	Number of	Exercise
Exercise Prices	Shares	Price	Life (Yrs.)	Shares	Price
	IN THOUSANDS			IN THOUSANDS
$0.00 - $3.14	97.9	2.47	0.3	97.9	$2.47
3.14 - 6.28	461.3	4.70	2.1	461.3	4.70
6.28 - 9.42	1,504.9	8.30	3.8	1,390.2	8.23
9.42 - 12.56	706.7	11.56	5.6	469.9	11.52
12.56 - 15.70	101.5	13.34	5.8	81.1	13.28
15.70 - 18.83	459.1	18.16	6.2	82.1	17.74
18.83 - 21.97	858.8	19.27	6.5	744.5	19.15
21.97 - 25.11	62.0	23.76	6.0	45.5	23.76
25.11 - 28.25	719.4	25.82	7.0	716.8	25.82
28.25 - 31.39	90.2	29.47	7.7	90.2	29.47
	5,061.8	14.23	5.1	4,179.5	13.95

The Company has elected to apply the long-form method to determine the hypothetical additional paid-in capital (“APIC”) pool provided by FSP SFAS 123R - 3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.  The Company had determined that a hypothetical pool of excess tax benefits existed in APIC as of January 1, 2006, the date of adoption of SFAS 123R, related to historical stock option exercises.  In future periods, excess tax benefits resulting from stock option exercises will be recognized as additions to APIC in the period the benefit is realized.  In the event of a shortfall (that is, where the tax benefit realized is less than the amount previously recognized through periodic stock compensation expense recognition and related deferred tax accounting), the shortfall would be charged against APIC to the extent of previous excess benefits, if any, including the hypothetical APIC pool, and then to tax expense.

Restricted Stock and Restricted Stock Units. The following table summarizes restricted stock and restricted stock unit activity during the Year To Date Period:

Restricted Stock and Restricted Stock Units	Shares	Weighted Average Grant-Date Fair Value
	IN THOUSANDS
Nonvested at January 1, 2006	386	$18.03
Granted	175	$18.77
Vested	(81)	$16.74
Forfeited	(54)	$17.44
Nonvested at October 7, 2006	426	$18.63
Expected to vest	383	$18.63

The total fair value of shares/units vested during the Year To Date Period was $1.4 million.

7.	SEGMENT INFORMATION

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments are comprised of the United States, Europe, Other International and Retail Worldwide. The United States, Europe, and Other International reportable segments do not include activities related to the Retail Worldwide segment.   The Europe segment primarily includes sales to wholesale or distributor customers based in European countries as well as the Middle East and Africa.  The Other International segment primarily includes sales to wholesale or distributor customers based in Australia, Canada, China (including the Company’s assembly and procurement operations), Indonesia, Japan, Korea, Malaysia, Mexico, Singapore, South America and Taiwan. The Retail Worldwide segment includes company-owned retail store activities.  Each reportable operating segment provides similar products and services.

The Company evaluates the performance of its operating segments based on net sales and operating income. Net sales for geographic segments are generally based on the location of the customers. Operating income for each segment includes net sales to third parties, related cost of sales and operating expenses directly attributable to the segment.  Operating income for each segment includes the impact of intercompany profits associated with the sale of products by one segment to another.  Costs associated with various corporate expenses and amounts related to intercompany eliminations are not allocated to the various segments but are included in the U.S. wholesale segment. Intercompany sales of products between segments are referred to as intersegment items. Corporate assets including cash, short-term investments and certain intangible assets are included in the United States wholesale segment.  Summary information by operating segment follows:

	For the 13 Weeks Ended October 7, 2006		For the 13 Weeks Ended October 1, 2005
	Net Sales	Operating Income	Net Sales	Operating Income
	IN THOUSANDS
U.S. - wholesale:
External customers	$115,278	$1,645	$103,779	$1,770
Intersegment	35,869	-	32,615	-
Retail worldwide	49,057	1,837	39,368	1,755
Europe – wholesale:
External customers	94,155	12,841	81,111	10,369
Intersegment	51,866	-	47,130	-
Other international – wholesale:
External customers	41,207	16,630	35,913	22,828
Intersegment	94,978	-	116,761	-
Intersegment items	(182,713)	-	(196,506)	-
Consolidated	$299,697	$32,953	$260,171	$36,722

	For the 40 Weeks Ended October 7, 2006		For the 39 Weeks Ended October 1, 2005
	Net Sales	Operating Income	Net Sales	Operating Income
	IN THOUSANDS
U.S. - wholesale:
External customers	$324,973	$(10,456)	$301,816	$(3,921)
Intersegment	91,353	-	76,425	-
Retail worldwide	127,766	1,583	100,619	(895)
Europe – wholesale:
External customers	252,784	27,288	212,155	22,353
Intersegment	143,604	-	123,503	-
Other international – wholesale:
External customers	117,637	47,725	104,326	59,993
Intersegment	256,519	-	263,933	-
Intersegment items	(491,476)	-	(463,861)	-
Consolidated	$823,160	$66,140	$718,916	$77,530

8.	CONTINGENCIES

From time to time the Company is involved in litigation, most of which is incidental to its business. In the Company’s opinion, no litigation to which the Company currently is a party is likely to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Consolidated Financial Statements

In June 2006, as a result of the wide-scale scrutiny of employee stock option grant practices, including a report issued on June 13, 2006 by UBS Securities LLC mentioning the Company, we began a review of our historical equity granting practices in order to determine whether there were any improprieties related to the timing of our past stock option grants.  We voluntarily undertook this limited review of the timing of stock option grants (the “June 2006 Internal Review”) to provide our Audit Committee with information so that it could make a determination whether a further, more detailed review appeared necessary or appropriate. The June 2006 Internal Review was conducted primarily as a review of the hard copy files maintained by us pertaining to the approval of grants since we went public in April 1993 and was focused specifically on whether there was evidence in the reviewed material of intentional back-dating of grants to Section 16 officers during that period.  On August 21, 2006, we provided the Audit Committee a preliminary report on the results of the June 2006 Internal Review.  Subsequent to that meeting; the Audit Committee instructed us to conduct further work with respect to such review.

On September 13, 2006, a derivative lawsuit was filed against certain present and former directors and executive officers of the Company and the Company, as a nominal defendant, in connection with our stock option practices from 1996 to 2006.  On September 19, 2006, the Office of the Chief Accountant of the Securities and Exchange Commission released a letter (the “Hewitt Letter”) discussing certain of the existing accounting guidance related to grants of stock options.  The accounting guidance applicable to the grants in question was, in most cases, APB No. 25.  Subsequent to the Hewitt letter, we continued the June 2006 Internal Review with a focus on identifying whether the measurement dates of various grants were appropriate under APB No. 25.

On November 11, 2006, our Board of Directors convened a special meeting at which (i) the updated findings of the June 2006 Internal Review were presented and (ii) the Board of Directors formed a committee consisting of five independent members of the Board of Directors to serve as a special committee of the Board (the “Special Committee”). The Special Committee was ultimately reconstituted on February 8, 2007 to consist of two independent members of the Board. On November 14, 2006, we announced the appointment of the Special Committee to voluntarily review our historical equity granting practices.  The Special Committee’s voluntary review was undertaken with assistance from independent legal counsel, Weil, Gotshal & Manges LLP, and forensic accounting assistance from FTI Consulting, Inc.

On May 7, 2007, we issued a press release announcing the results of the Special Committee’s review which are set forth in our Form 8-K filed on May 9, 2007.  As a result of this review, we concluded, and the Audit Committee agreed, that incorrect measurement dates were used for financial reporting purposes for certain equity grants made from  fiscal years 1993 through  2006 and the cumulative impact of incorrectly accounting for certain equity grant measurement dates would result in a restatement of certain of our previously issued consolidated financial statements.  As a result, we also announced on May 7, 2007, that due to such restatements, investors should not rely on certain of our historical financial statements and related reports from our registered independent public accounting firm.

During the course of its investigation, the Special Committee reviewed our historical equity granting practices, analyzed all stock option grant dates covering the period from our initial public offering in 1993 to December 31, 2006, conducted detailed reviews of stock option grants representing approximately 83% of the total option shares granted by us during such period, including all grants made in connection with our annual performance review process, collected and reviewed over one million documents and interviewed 58 former and current employees, directors and outside advisors.

Certain findings from the Special Committee’s report include:

·
With respect to annual mass grants made from 1994 to 2002, one new hire grant in 2003, two incentive grants in 1999 and 2001, and one promotional grant in 2000, all made under our Long-Term Incentive Plan, ("LTIP"), favorable grant dates were selected with the benefit of hindsight.

·
The 2003 to 2006 annual mass grants and certain new hire and other non-annual mass grants made under the LTIP were not properly authorized and/or used incorrect measurement dates, primarily as a result of administrative process deficiencies.

·
We issued our 2003 and 2004 annual mass grants prior to favorable news releases, but no evidence was found that there was an intention to favorably set the timing of these option grants.  One employee relocation grant in 1999 was timed to occur prior to a news release that was thought to be favorable.

·
Two former and two current executives were involved in the grant date selection process for the annual mass employee grants under the LTIP, although the executives involved in the grant date selection process may have varied from year to year.  The favorable grant dates selected were within the time period between the initial Compensation Committee meeting early in the year and the annual employee performance reviews, generally concluded by the end of April.

·
While the two former executives were also beneficiaries of such grants, the grant date was the same as used for other employees in connection with our annual mass grants and at least one of the former executives believed selection of grant dates in that time period to be appropriate for the years in which such executive was involved.

·	The two current executives involved in the process relied on our former general counsel as to legal matters and our financial department as to accounting matters and never received any options.

·	Certain internal control weaknesses and process deficiencies permitted the use of incorrect measurement dates and the selection of favorable grant dates to occur.

·
At the time, neither the Compensation Committee nor the Board of Directors (other than certain senior executives who also were Board members) was notified that grant dates were selected with the benefit of hindsight.

·	There was no evidence of fictitious grants.

·	There was no evidence of backdating, self-dealing, or other misconduct with respect to stock options issued to members of the Board of Directors under the Non-Employee Director Plan.

·	The Board of Directors acted in good faith in exercising its duties with respect to the stock option program.

·	Our current personnel and directors fully cooperated with the investigation.

In light of its findings, the Special Committee made recommendations to the Board of Directors for corporate governance, management and process improvements related to our equity granting practices. The Board of Directors adopted all of these recommendations and resulting changes have been or are in the process of being made.  A summary of certain of these recommendations and results is set forth below:

·
We are, or are in the process of, instituting internal audit procedures relating to the option approval and documentation process; engaging an independent compensation consultant and/or independent counsel (at least for a transitional period) and focusing on improving the Compensation Committee approval and oversight process; designating specific members of in-house legal, accounting, and human resources staffs to oversee documentation, accounting and disclosure of all equity grants; widely distributing and explaining enhanced equity grant processes and documentation requirements; increasing automation of the equity grant record keeping process; improving process and controls regarding delegated grant authority; and improve training and education designed to ensure that all relevant personnel involved in the administration of equity grants understand relevant policies and requirements.

·	The Board of Directors has reprimanded certain senior executives for violations of our code of conduct and one senior executive has resigned.

·
The Board of Directors has established a lead independent director, and will endeavor to add two new independent members by the end of 2007 and two additional new independent members by the end of 2008, provide continuing professional education for its members and adhere to its current term-limit policy beginning in 2008.

·
Annual grants will be determined in connection with annual performance reviews of employees, including executives.  Generally, one annual grant date applies to all annual grants to the United States employees, and another annual grant date will apply to all annual grants to employees outside of the United States.

Historical Granting Practices

The accounting under APB No. 25 relies heavily on the determination of the measurement date, which is defined as “the first date” on which are known both (i) the number of shares that an individual employee is entitled to receive and (ii) the stock option grant price, or purchase price, if any.  Moreover, the final amount of compensation cost of a stock option is measured as the difference between the stock option grant price and the fair market value of the underlying stock at the measurement date.  We typically granted stock options, restricted stock, restricted stock units and stock appreciation rights to employees during the first quarter of each year in connection with our annual performance review process, although such grants for certain employees took place after the first quarter. Generally, these grants were made to employees, other than Section 16 employees, utilizing a process whereby our Compensation Committee, which exclusively included certain independent directors of the Company, would typically approve a pool of awards or have general discussion with our CEO or President regarding equity awards to be issued to non-Section 16 employees. Our CEO or President would then allocate such awards to individual employees and determine exercise prices. Subsequent to such allocation, the Compensation Committee would typically document their approval of the final allocation of such awards by signing a unanimous written consent ("UWC") at the next Board meeting (the "Mass Grant process"). With respect to Section 16 employees, the amount, but not the terms, of equity grants were generally preliminarily reviewed or discussed by the Compensation Committee early in the calendar year and prior to establishing an exercise price. The terms, including exercise price, of the equity grants were determined by the Company at some time after the Compensation Committee meeting held early in the calendar year and on or before the next meeting of the Compensation Committee. The Compensation Committee would then document their approval of the final allocation of such awards by signing the UWC at the next Board meeting (the "Section 16 Process"). Previously, for equity grant awards in connection with our Mass Grant Process and Section 16 Process, we, in many cases, may have relied upon the "as of" date of the UWC as the accounting measurement date, which "as of" date, for certain years, was selected with the benefit of hindsight. However, based upon review of our equity granting process for awards made in connection with the Mass Grant Process and Section 16 Process, the measurement date of grants utilizing such "as of" dates did not meet the requirements of APB No. 25.  Consequently, we believe such equity grant dates were selected in error because the grant price and the number of shares individual employees were entitled to receive were not determined with finality on the original grant date.

We also awarded equity grants outside of the Mass Grant Process and the Section 16 Process that were  primarily related to newly hired employees, promotions and acquisition activities (the “New Hire Process”).  Generally, grants awarded to employees during the New Hire Process were dated as of the date of hire, the date of promotion or other relevant date for which the employee grant was being made.  Subsequent to the grant date and generally within the next 90 days, the Compensation Committee would approve these grants through the execution of a UWC, which generally occurred at our quarterly Board of Directors meeting.  We administered the same equity granting process for both Section 16 and non-Section 16 employees as it relates to these grants.

Determination of Revised Measurement Dates

In analyzing our equity granting process from fiscal years 1993 through 2006, we reviewed historical circumstances and patterns related to our equity granting practices, the requirements of our LTIP, Board of Directors meeting minutes, the minutes of our Compensation Committee or resolutions related to actions taken by the Compensation Committee, Form 4’s, payroll information including documentation associated with annual performance reviews, new hires and promotions and other evidence including Company e-mail and related correspondence to determine the most appropriate measurement dates.

Section 16 Process. As it relates to the annual equity grants awarded to Section 16 employees, we relied upon evidence from the minutes of our Board of Directors or Compensation Committee meetings each year, Form 4’s, payroll information including documentation associated with annual performance reviews, or other evidential matter including Company e-mails.  The most appropriate measurement dates selected by us were based upon evidence that management with the appropriate level of authority had approved a final listing of awards and grant terms, including price, by employee to each Section 16 employee that were either, (i) included in the minutes of the Board of Directors or Compensation Committee meetings, or an exhibit attached thereto, (ii) contained in an exhibit to a UWC that listed each Section 16 employee and the number of options being granted,  or (iii) contained in such other verifiable evidence that included the employee’s name, number of options being granted and exercise price.  In one case, subsequent to the measurement date being established, the number of options granted to a Section 16 employee had changed.  In this instance, we treated such revision as a modification and, accordingly, accounted for this modification in accordance with variable plan accounting under APB No. 25.

Mass Grant Process.  The measurement dates were selected based upon evidence that a final listing of employees and grant terms, including exercise price, had been determined and approved by management with the appropriate level of authority.  Evidence of a measurement date was based upon Company e-mails or other correspondence, including, in many cases, certain payroll transmittal information, that provided evidence that the final allocation of equity awards had been completed.  In a small number of cases, we noted instances where, subsequent to the measurement date being established, the number of options granted to certain employees may have been changed.  In these instances, we treated such revisions as a modification and, accordingly, accounted for these modifications in accordance with variable plan accounting under APB No. 25.

New Hire Process.  For grants awarded to employees during the New Hire Process, the process generally followed a pattern whereby the number of options granted to employees and the grant price were finalized as of the employee’s date of hire, the date of promotion or other relevant date for which the employee grant was being made.  We noted five instances where the original grant dates for stock options were made with the benefit of hindsight.  Grant dates for these five awards, as well as other misdated awards related to the New Hire Process that were primarily the result of administrative process deficiencies, were revised to the most appropriate measurement date and we have recorded the commensurate compensation expense for the periods affected.

Process for Other Equity Grants.  We reviewed our equity granting practices related to non-stock option grants, primarily restricted stock grants, restricted stock units and stock appreciation rights.  As these types of equity instruments were granted during the Mass Grant Process, Section 16 Process and the New Hire Process, we used the same methodology for determining the proper measurement dates for these types of equity grants as we did in reviewing our stock option grants.  In the event that the measurement date for these awards did not conform to the requirements of APB No. 25, we revised such measurement dates and have adjusted the financial statements for the periods affected.

We believe that completion of certain administrative procedures to document completion of the equity grant process, including those outlined in our LTIP, were not a determining factor in selecting the most appropriate measurement date. As such, we further believe that the most appropriate measurement date selected does not misrepresent the equity granting action.

We also reviewed all stock option grants to directors made under our Non-Employee Director Plan and determined that the original grant dates of stock option awards under this plan were in accordance with APB No. 25 and, consequently, no adjustments to compensation expense has been recorded in connection with such grants.

The summary of evidence we relied upon to determine the most appropriate measurement dates for stock option grants to employees from 1993 to 2006 is detailed below.

	Number	Percent	Number of	Percent
Evidence Relied Upon	of Grants	of Total	Options	of Total

Payroll information	2,794	44.8%	6,714,275	34.4%
Board of Directors meeting minutes	1,212	19.4%	6,138,796	31.4%
Company e-mail	1,209	19.4%	2,862,825	14.6%
Compensation Committee meeting minutes	458	7.4%	555,735	2.8%
International management meetings	275	4.4%	732,236	3.7%
Company equity grant administration database	81	1.3%	271,842	1.4%
Form 4	27	0.4%	815,093	4.2%
All other evidence	183	2.9%	1,454,112	7.5%
Total	6,239	100.0%	19,544,914	100.0%

Based upon the available facts and circumstances surrounding our equity grant practices, we developed a methodology for determining the most appropriate measurement dates. For example, in connection with our Mass Grant Process, when there was not conclusive documentation or evidence of an earlier day, we generally used the date of our payroll transmittal. We believe this date was appropriate measurement date since all information related to our annual performance review process, which included compensation adjustments and equity grants, would have been communicated to our employees at a time no later than this date.

Our restatement for adjustments to pre-tax stock-based compensation expenses for the years 1993 to 2005 was $13.9 million. Because the determination of the most appropriate measurement date is subjective, we performed a sensitivity analysis for all grants awarded during the Mass Grant Process, Section 16 Process and the New Hire Process. In performing this sensitivity analysis, we used the alternative measurement dates that corresponded to the highest and lowest price of our common stock during the relevant periods associated with such equity grants. The use of the date representing the lowest price of our common stock would have resulted in no change to the previously recorded pre-tax stock-based compensation amount. The use of the date representing the highest price of our common stock would have increased our restated amount of pre-tax stock-based compensation by approximately $2.1 million.

Tax Impact

We reviewed the implications of Section 162(m) which prohibits tax deductions for non-performance based compensation paid to the chief executive officer and the four highest compensated officers in excess of one million dollars in a taxable year.  We concluded that no adjustments are required to our previously filed financials statements in connection with the provisions of Section 162(m).

As prescribed by Section 409A of the Internal Revenue Code (“Section 409A”), options determined to have been granted with an exercise price below the fair market value of our common stock on the grant date and vesting subsequent to December 31, 2004 and unexercised as of December 31, 2005 are considered to be “in-the-money” options and holders are subject to a 20% excise tax on any gains derived from the exercise of such options.  For any options that vested subsequent to December 31, 2004 and were exercised on or after January 1, 2006, we will reimburse holders for such excise tax and any interest or penalties related thereto.  Including gross-up amounts to be paid, we expect to record a pre-tax charge of approximately $766,000 during fiscal year 2007.

Additionally, we have determined that options to purchase approximately 2.0 million shares of our common stock held by current employees are subject to adverse tax consequences under Section 409A.  In order to mitigate the unfavorable tax consequences to our employees under Section 409A, we plan to provide holders of affected options the opportunity to increase the exercise price of such options to the fair market value of our common stock on the measurement date.  We also anticipate giving such option holders (excluding executive officers) a cash bonus for the increase in the exercise price and estimate cash payments to be made totaling approximately $2.0 million in fiscal year 2008 to option holders amending affected options.  We will record this amount as additional compensation expense in fiscal year 2007.  We will account for the modification of stock options in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”).  The financial impact of this modification is not yet known but is expected to be recorded in fiscal year 2007.

Prior to December 31, 2006, our executive officers elected to revise the original grant price of any in-the-money stock options that were vested and un-exercised as of December 31, 2005 to the fair market value of our common stock on the measurement date to avoid the adverse tax consequences of Section 409A.  For all stock option grants awarded to our executive officers for which the original grant price was incorrect, and that have been exercised to date, we will request that such officers reimburse to us an amount equal to the difference between the original grant price and the fair market value of our common stock on the measurement date multiplied by the number of shares of common stock so exercised, net of any allocable portion of income taxes paid in connection with such exercise, which we approximate to be $734,000.

Unrelated to the Special Committee’s review, management also identified that certain grants previously awarded to employees as incentive stock options should have been treated as non-qualified stock options.  Due to different tax requirements associated with the exercise of incentive stock options versus non-qualified stock options, the Company has determined that certain employer and employee FICA taxes and employee withholding taxes were not properly withheld at the time such options were exercised by its employees.  As a result, we expect to pay on behalf of such employees, any additional taxes that should have been withheld and remitted to the appropriate taxing authority, as well as any amounts due from the Company.  We approximate this amount to be $4.4 million, including interest and penalties, for which $1.4 million has been included our restatement adjustments, $253,000 has been included in our 2006 general and administrative expenses and $2.8 million is expected to be recorded in fiscal 2007.

Restatement Adjustments

After comparing the most appropriate measurement dates to the original grant dates we used in preparing our historical consolidated financial statements, we determined that certain equity grants were awarded at exercise prices below the fair market value of our common stock on the measurement date.  As a result, we have recorded additional pre-tax stock-based compensation expense of approximately $466,000, related to the correction of measurement dates, in the restatement of our unaudited condensed consolidated statements of income and comprehensive income for the thirteen and thirty-nine week periods ended October 1, 2005.

We have recorded the full impact of the adjustments related to additional stock-based compensation and correction of other prior period errors and the related tax effects, as they relate to the first and second quarters of fiscal years 2006 and 2005, in the third quarter of fiscal years 2006 and 2005, as we believe the impact is not material to any relevant quarter.  Therefore, the third quarter net income and diluted earnings per share have been reduced by $355,000 and $0.01, respectively, for fiscal year 2006 and $653,000 and $0.01, respectively, for fiscal year 2005 related to such prior quarter adjustments.

In addition to the correction for stock-based compensation discussed above, we are correcting other errors in our prior year financial statements.   An approximate $364,000 decrease in pre-tax income related to additional employer and employee FICA taxes due, including interest thereon was recorded in connection with the Company’s correction of reclassifying certain incentive stock options to non-qualified stock options.  This restatement also includes the following adjustments for corrections not previously recorded as the Company believed the amounts of these errors, both individually and in the aggregate, were not material to the Company’s consolidated financial statements for the thirteen and thirty-nine week periods ended October 1, 2005:  (i)  an approximate $979,000 increase in pre-tax income to reverse the impact of certain sales returns recorded in fiscal year 2005 that should have been recorded in fiscal year 2004, (ii) an approximate $207,000 decrease in pre-tax income to adjust accrued liabilities related to certain management fees that should have been eliminated at the end of fiscal year 2004, (iii) an approximate $1.4 million increase in pre-tax income related to the correction of an error in the Company’s analysis for store impairment, and (iv) an approximate $1.5 million increase in income tax expense to correct the impact of certain tax contingency reserves, released in fiscal year 2005, that should have been released in fiscal year 2004, and (v) an approximate $452,000 increase in income tax expense resulting from the impact of the pre-tax adjustments  related to additional stock-based compensation and other corrections described above.  The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operation give effect to the restatement discussed in Note 2 of the Condensed Consolidated Financial Statements.

General

We are a design, development, marketing and distribution company that specializes in consumer products predicated on fashion and value. Since our inception in 1984, we have grown into a global watch and accessory company with a well-recognized branded portfolio delivered over an extensive distribution network. Our principal offerings include an extensive line of watches sold under our proprietary brands as well as brands licensed from some of the most prestigious companies in the world. We also offer complementary lines of handbags, small leather goods, belts, sunglasses, jewelry under and apparel under certain proprietary and licensed brands. Our centralized infrastructure in design/development and production/sourcing allows us to leverage the strength of our branded watch and jewelry portfolio over an extensive global distribution network.

Our watch and jewelry products are sold primarily to department stores and specialty retail stores in over 90 countries worldwide through 21 company-owned foreign sales subsidiaries and through a network of approximately 56 independent distributors. Our leather and sunglass products are primarily sold through U.S. department stores and department and specialty retail stores in Germany. Our foreign operations include wholly or majority-owned subsidiaries in Australia, Austria, Canada, China, Denmark, France, Germany, Hong Kong, Italy, Japan, Malaysia, Mexico, the Netherlands, New Zealand, Norway, Singapore, Sweden, Switzerland, Taiwan and the United Kingdom. In addition, our products are offered at company-owned retail locations, located in the United States and certain international markets, and authorized FOSSIL retail stores and kiosks located in several major airports, on cruise ships and in certain international markets.

Significant Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to product returns, bad debts, inventories, long-lived asset impairment and impairment of goodwill. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies require the most significant estimates and judgments and should be reviewed in conjunction with the audited financial statements included in the Form 10-K filed by the Company pursuant to the Securities Exchange Act of 1934 for the year ended January 6, 2007, filed contemporaneously with this Form 10-Q.

Product Returns.   We accept limited returns and will request that a customer return a product if we feel the customer has an excess of any style that we have identified as being a poor performer for that customer or geographic location. We continually monitor returns and maintain a provision for estimated returns based upon historical experience and any specific issues identified. While returns have historically been within the Company's expectations and the provisions established, future return rates may differ from those experienced in the past. Any significant increase in returns based on poor performance and product damages or defects and the resulting credit returns could have an adverse impact on the operating results for the period or periods in which such returns materialize.

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

Inventories.   Inventories are stated at the lower of average cost, including any applicable duty and freight charges, or market. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the average cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by us, additional inventory write-downs may be required.

Long-lived Asset Impairment.   We test for asset impairment of property, plant and equipment and intangibles other than tradenames whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable from estimated future cash flows. We apply Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in order to determine whether or not an asset is impaired.  When undiscounted cash flows estimated to be generated through the operations of our company owned retail stores are less than the carrying value of the underlying assets, impairment losses are recorded in selling and distribution expenses. Should actual results or market conditions differ from those anticipated, additional losses may be recorded.

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

Recent Accounting Pronouncements

Effective January 1, 2006, we adopted SFAS 123R using the modified prospective method.  Under this transition method, the measurement and the method of amortization of costs for share-based payments granted prior to, but not vested as of January 1, 2006, will be based on the same estimate of the grant-date fair value and primarily the same amortization method that was previously used in the SFAS 123 pro forma disclosure. For equity awards granted after the date of adoption, we amortize share-based compensation expense on a straight-line basis over the vesting term.  Compensation expense is recognized only for share-based payments expected to vest. We estimate forfeitures at the date of grant based on historical experience and future expectations. The effect of forfeitures on the pro forma expense amounts was recognized based on actual forfeitures.  Prior to the adoption of SFAS 123R, we utilized the intrinsic-value based method of accounting under APB No. 25, and related interpretations, and adopted the disclosure requirements of SFAS No. 123.  In connection with our restatement, prior to December 31, 2005, for stock options issued with an exercise price below the fair market value of our common stock on the date of grant, we recorded compensation expense for this intrinsic value in accordance with APB 25.  The adoption of SFAS 123R resulted in share-based compensation expense of approximately $1.3 million ($900,000 net of tax) and $4.0 million ($2.7 million net of tax), or approximately $0.01 and $0.04 for both basic and diluted earnings per share for the Third Quarter and Year To Date Period, respectively.  Included in the $4.0 million was a benefit of approximately $165,000 resulting from the cumulative effect of changing from recognizing forfeitures on an actual basis to an estimated basis. In conjunction with the implementation of SFAS 123R, $5.2 million of deferred compensation, previously recorded as a separate component of stockholders’ equity, was reclassified into additional paid-in capital.

As of October 7, 2006, there was approximately $13.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the incentive plans. This cost is expected to be recognized over a weighted-average period of approximately 2 years.

As a result of implementing SFAS 123R, we have made changes in the quantity and type of instruments used in share-based award programs. Historically, our share-based award programs were primarily comprised of stock options for all eligible employees and stock options and restricted stock grants for senior management. Beginning in fiscal 2006, we have shifted a significant portion of these awards from stock options to restricted stock, restricted stock units and/or stock appreciation rights.

In June 2006, the Financial Accounting Standards Board ("FASB") released Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48 supplements FASB Statement No. 109, Accounting for Income Taxes, by defining the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than not" to be sustained by the taxing authority.  Tax benefits associated with positions taken or to be taken on tax returns where there is uncertainty as to whether the position will be challenged by the taxing authorities, will be impacted by FIN 48.

FIN 48 will be effective for our fiscal year 2007.  FIN 48 establishes a two-step process for the recognition and measurement of the amount of benefit to be recorded in the financial statements for tax positions taken or expected to be taken in a tax return.  This process requires the enterprise first to determine whether is it more likely than not that the tax position taken will be sustained upon examination by the taxing authority, including resolution of any appeals or litigation, on the basis of the technical merits of the position.  FIN 48 requires that an enterprise measure the amount of recognizable tax benefit for each tax position meeting the recognition threshold as the largest amount that is greater than 50 percent likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  The cumulative effects of applying this Interpretation will result in a decrease of $6.1 million to our fiscal year 2007 beginning balance of retained earnings as a change in accounting principle.

In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements (“SFAS 157”). This Standard provides guidance for using fair value to measure assets and liabilities. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. This standard primarily applies to those assets or liabilities that do not have a quoted market price. SFAS 157 is effective beginning in our fiscal year 2008. We are currently evaluating the effect the adoption of SFAS 157 will have on our consolidated results of operations and financial condition but do not expect it to have a material impact.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS 159”). The fair value option permits entities to choose to measure eligible financial instruments at fair value at specified election dates. The entity will report unrealized gains and losses on the items on which it has elected the fair value option in earnings. SFAS 159 is effective beginning in our fiscal year 2008. We are currently evaluating the effect the adoption of SFAS 159 will have on our consolidated results of operations and financial condition but do not expect such adoption to have a material impact.

Results of Operations

The following is a discussion of the financial condition and results of operations of Fossil, Inc. and its wholly and majority-owned subsidiaries for the thirteen and forty week periods ended October 7, 2006 (the “Third Quarter” and “Year To Date Period,” respectively), as compared to the thirteen and thirty-nine week periods ended October 1, 2005 (the “Prior Year Quarter” and “Prior Year YTD Period,” respectively). Fiscal 2006 is a 53-week year as compared to a 52-week year for fiscal 2005. This extra week was included in the first quarter of fiscal year 2006.  We estimate that this extra week increased net sales and operating expenses by approximately $16 million and $5 million, respectively, as compared to the Prior Year YTD Period.  This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes attached hereto.  Management’s discussion and analysis of financial condition and results of operations have been revised for the effects of the restatement.

The following table sets forth, for the periods indicated, (i) the percentages of our net sales represented by certain line items from our condensed consolidated statements of income and (ii) the percentage changes in these line items.

	Percentage of Net Sales		Percentage Change
	For the 13 Weeks Ended October 7, 2006	For the 13 Weeks Ended October 1, 2005	For the 13 Weeks Ended October 7, 2006

Net sales	100.0%	100.0%	15.2%
Cost of sales	50.6	47.6	22.3
Gross profit	49.4	52.4	8.7
Selling and distribution expenses	27.5	27.9	13.3
General and administrative expenses	10.9	10.3	22.5
Operating income	11.0	14.1	(10.3)
Interest expense	(0.3)	-	*
Other expense - net	-	(0.9)	(99.9)
Income before income taxes	10.7	13.2	(7.1)
Income taxes	3.5	4.9	(18.1)
Net income	7.2%	8.3%	(0.7%)

* Not meaningful

	Percentage of Net Sales		Percentage Change
	For the 40 Weeks Ended October 7, 2006	For the 39 Weeks Ended October 1, 2005	For the 40 Weeks Ended October 7, 2006

Net sales	100.0%	100.0%	14.5%
Cost of sales	50.4	47.9	20.5
Gross profit	49.6	52.1	8.9
Selling and distribution expenses	30.0	29.8	15.2
General and administrative expenses	11.5	11.5	14.8
Operating income	8.1	10.8	(14.7)
Interest expense	(0.3)	-	*
Other expense - net	(0.1)	(1.0)	(92.5)
Income before income taxes	7.7	9.8	(10.2)
Income taxes	2.5	2.1	37.6
Net income	5.2%	7.7%	(23.1%)

* Not meaningful

Net Sales.  The following table sets forth certain components of our consolidated net sales by segment, and certain categories within a segment, and the percentage of net sales related to each respective segment, and certain categories within a segment, for the periods indicated (in millions, except percentage data):

	Amounts		% of Total
	For the 13 Weeks Ended October 7, 2006	For the 13 Weeks Ended October 1, 2005	For the 13 Weeks Ended October 7, 2006		For the 13 Weeks Ended October 1, 2005

International wholesale:
Europe	$94.2	$81.2	31.4%		31.2%
Other	41.2	35.9	13.8		13.8
Total International wholesale	135.4	117.1	45.2		45.0

Domestic wholesale:
Watch products	65.3	57.1	21.8		21.9
Other products	49.9	46.7	16.6		18.0
Total Domestic wholesale	115.2	103.8	38.4		39.9

Retail Worldwide	49.1	39.3	16.4		15.1

Total Net Sales	$299.7	$260.2	100.	%	100.0%

	Amounts		% of Total
	For the 40 Weeks Ended October 7, 2006	For the 39 Weeks Ended October 1, 2005	For the 40 Weeks Ended October 7, 2006	For the 39 Weeks Ended October 1, 2005

International wholesale:
Europe	$252.9	$212.1	30.7%	29.5%
Other	117.6	104.3	14.3	14.5
Total International wholesale	370.5	316.4	45.0	44.0

Domestic wholesale:
Watch products	168.1	168.0	20.4	23.4
Other products	156.8	133.8	19.1	18.6
Total Domestic wholesale	324.9	301.8	39.5	42.0

Retail Worldwide	127.8	100.7	15.5	14.0

Total Net Sales	$823.2	$718.9	100.0%	100.0%

The following tables are intended to illustrate by factor the total of the percentage change in sales by segment and on a consolidated basis:

	Analysis of Percentage Change in Third Quarter Net Sales Versus Prior Year Quarter
	Attributable to Changes in the Following Factors
	Exchange Rates	Acquisitions	Organic Growth	Total Change
Europe wholesale	4.7%	0.0%	11.3%	16.0%
Other international wholesale	0.1%	6.5%	8.2%	14.8%
Domestic wholesale	0.0%	0.0%	11.1%	11.1%
Retail worldwide	0.6%	0.0%	24.0%	24.6%
Total	1.6%	0.9%	12.7%	15.2%

	Analysis of Percentage Change in Year To Date Net Sales Versus Prior Year YTD
	Period Attributable to Changes in the Following Factors
	Exchange Rates	Acquisitions	Organic Growth	Total Change
Europe wholesale	(1.4%)	0.0%	20.5%	19.1%
Other international wholesale	(0.3%)	6.6%	6.5%	12.8%
Domestic wholesale	0.0%	0.0%	7.7%	7.7%
Retail worldwide	0.1%	0.0%	26.9%	27.0%
Total	(0.5%)	1.0%	14.0%	14.5%

International Wholesale Net Sales (Excluding the impact on sales growth attributable to foreign currency rate changes and acquisitions as noted in the above table). Third Quarter net sales in Europe increased  primarily as a result of sales volume growth in EMPORIO ARMANI, FOSSIL AND BURBERRY watches and FOSSIL and EMPORIO ARMANI jewelry.  We attribute the increase in our watch business to newer designs that are driving consumer preference to these brands.  We believe sales volume growth attributable to our jewelry businesses are a result of greater penetration of the product lines into existing locations as well as expansion into additional retail stores.  European net sales increases from ADIDAS watches and DIESEL jewelry, both launched earlier in the year, generated net sales of $4.3 million during the Third Quarter.  Sales of discontinued products contributed approximately $1.9 million to the overall European net sales increase.  The Year To Date Period increase in European net sales was principally related to $13.7 million from the launch of ADIDAS watches and DIESEL jewelry and sales volume increases in EMPORIO ARMANI watches and FOSSIL jewelry and watches.  Other international net sales increased during the Third Quarter and the Year To Date Period primarily as a result of growth in licensed watches and the launch of the ADIDAS watch and DIESEL jewelry categories partially offset by sales volume declines in FOSSIL watches.  The growth in our established licensed brands in this segment is related to sales volume growth with existing customers primarily through expanded representation of our product in the retail environment.  We believe the decline in our FOSSIL watch business is due to an over-inventoried position with our retail customers as well as a delay in new styles reaching these markets.  As it relates to the international segment as a whole, we believe we maintain a competitive advantage as a result of our long-term relationships and strength of our business with retailers and distributors throughout the international marketplace. We believe the global recognition of our branded portfolio of watches and jewelry positions us as a significant resource to retailers throughout the international marketplace. Our strategy is not to force any one brand into a specific market, but rather to allow the market to dictate which brands are important based upon consumer preference. We further believe our global distribution network and design and marketing capabilities will allow us to acquire additional brands and expand our accessories product offerings, primarily distributed in the U.S., positioning us for further penetration of our product offerings internationally.

Domestic Wholesale Net Sales.  Third Quarter net sales of our domestic watch business increased by 14.4%, primarily due to increases in mass market and licensed watches, which includes the launch of the MARC BY MARC watch brand during the quarter.  Net sales increases of mass market and licensed watches are principally related to sales volume growth for these brands within their respective distribution channels.  Domestic watch sales were further positively impacted by approximately $5.7 million of discontinued product sales to non-traditional channels, of which a significant portion was related to FOSSIL watches.  Domestic sales of FOSSIL watches, excluding discontinued product sales, decreased approximately 3.3% which was a significant improvement compared to the 19% decline experienced in the second quarter of 2006.  We believe the better performance during the Third Quarter is related to increased response to new styles delivered over the last several quarters and an easier comparison in relation to the Prior Year Quarter.  For the Year To Date Period, domestic watch sales were flat in comparison to the Prior Year YTD Period as sales volume growth in mass market and licensed watches were offset by sales volume declines in FOSSIL watches.  In general, we believe the Year To Date Period decline in FOSSIL watch sales is due to consumer shift in discretionary spending to other categories such as fashion accessories, cell phones and consumer electronics. Third Quarter net sales from our accessories business rose 6.9% compared to the Prior Year Quarter with particular strength in FOSSIL women’s and men’s leather products, partially offset by sales volume declines in RELIC leather products and eyewear.  Year To Date Period net sales increases of 17.2% in our domestic accessories business were a result of sales volume growth in all categories within this segment.  We believe the strength of our accessories business is attributable to our ability to develop fashionable products with a strong value proposition meeting strong consumer preference for offerings in these categories.

Retail Worldwide Net Sales. Excluding the impact on sales growth attributable to foreign currency rate changes as noted in the above table, net sales from company-owned retail stores worldwide increased 24.0% during the Third Quarter as a result of a 23.8% increase in the average number of stores opened during the period and comparable store sales increases of 4%. For the Year To Date Period, net sales from company-owned retail stores worldwide increased 27% as a result of a 24.6% increase in the average number of stores opened and comparable store sales increases of 6.5%.  We ended the Third Quarter with 193 total stores that include 86 accessory, 75 outlet and 32 jeanswear locations.  This compares to 157 stores at the end of the Prior Year Quarter, that included 66 accessory, 66 outlet and 25 jeanswear locations.

Gross Profit.  Gross profit margin decreased by 300 basis points to 49.4% in the Third Quarter compared to 52.4% in the Prior Year Quarter.  The decline in gross profit margin is mainly attributable to a sales mix shift toward lower margin distributor sales versus wholesale sales in our international segment, the impact of low margin discontinued product sales and increased in mix of outlet store sales at gross product margins below Prior Year Quarter levels.  To a lesser extent, Third Quarter gross profit margin further declined as a result of increased sales of mass market watches, that generally produce a lower gross profit margin than our historical consolidated gross profit margin, and higher markdown levels, primarily in our domestic accessories business, due to the transition of May Company stores to Federated.   Partially offsetting these declines in gross profit margin was a 70 basis point increase as a result of a weaker U.S. dollar in comparison to the Prior Year Quarter.  For the Year To Date Period gross profit margin declined by 250 basis points to 49.6% compared to 52.1% in the Prior Year YTD Period.  In addition to those factors affecting gross margin comparability in the Third Quarter, the Year To Date Period gross profit margin was also negatively impacted by slightly higher freight cost and currency rates had no significant impact on the comparability between year-to-date periods.

Operating Expenses.  Operating expenses, as a percentage of net sales, increased slightly to 38.4% in the Third Quarter compared to 38.2% in the Prior Year Quarter. Total operating expenses increased by approximately $15.7 million over the Prior Year Quarter and includes approximately $1.5 million and $1.3 million of expenses related to a weaker U.S. dollar and SFAS 123R, respectively.  Excluding these items, operating expenses increased by approximately 12.9% and was primarily related to increased payroll, rent and depreciation and amortization expenses. Payroll expense increases were principally related to retail store growth worldwide and the impact of our initiative to expand our international shop-in-shop program.  Increases in rent expense are primarily related to the increase in the number of company-owned retail locations opened since the end of the Prior Year Quarter.  Depreciation and amortization expense increases are related to capital additions made subsequent to the Prior Year Quarter, including new administrative offices, expansion and automation of our central distribution center in Germany and additional company-owned store openings.  The Year To Date Period operating expenses include approximately $3.6 million of additional payroll cost associated with the extra reporting week in the first quarter and approximately $3.7 million of compensation expense attributable to the implementation of SFAS 123R.  These additional costs were partially offset by a $1.5 million benefit related to the translation impact of a stronger U.S. dollar.

Operating Income.  During the Third Quarter the decline in gross profit margin principally resulted in operating profit margin decreasing to 11.0% of net sales compared to 14.1% of net sales in the Prior Year Quarter.  Third Quarter operating income included a favorable impact of approximate $2.6 million related to the translation of foreign sales and expenses into U.S. dollars.  For the Year To Date Period operating profit margin declined to 8.0% of net sales from 10.8% of net sales in comparison to the Prior Year YTD Period. For the Year To Date Period operating income was negatively impacted by approximately $1.8 million related to the translation of foreign sales and expenses into U.S. dollars.

Interest Expense.  Interest expense of $1.0 million during the Third Quarter compares to $33,000 during the Prior Year Quarter.  This increase is related to interest on higher outstanding borrowings under our revolving lines of credit principally used to fund common stock repurchases during the fourth quarter of fiscal year 2005 and the first quarter of fiscal year 2006 and capital expenditures made since the end of the Prior Year Quarter. Interest expense of $2.6 million during the Year To Date Period compares to $115,000 during the Prior Year YTD Period, with the increase also attributable to interest on higher outstanding borrowings under our revolving lines of credit.

Other Expense - net.  Third Quarter other expense – net  increased favorably by approximately $2.3 million in comparison to the Prior Year Quarter.  The favorable increase is related to increased equity in the earnings of affiliates and a reduction in currency losses.  For the Year To Date Period, other expense –net  increased favorably by approximately $6.7 million compared to the Prior Year YTD Period and is principally related to currency gains of $900,000 in the Year To Date Period versus $4.9 million of currency losses in the Prior Year YTD Period as a result of a weakening U.S. dollar.

Provision For Income Taxes.  Our effective income tax rate for the Third Quarter decreased to 32.6% compared to 36.9% in the Prior Year Quarter.  The Year To Date effective income tax rate of 32.6% compares to a 21.3% effective income tax rate for the Prior Year YTD period. The lower effective tax rate in the Prior Year YTD Period was a result of our ability, pursuant to the American Jobs Creation Act of 2004, to reduce previously recorded deferred tax liabilities by repatriating foreign earnings at an effective tax rate substantially below the statutory rate at which these deferred tax liabilities were previously established.

Liquidity and Capital Resources

Our general business operations historically have not required substantial cash needs during the first several months of our fiscal year. Generally, starting in the second quarter, our cash needs begin to increase, typically reaching their peak in the September-November time frame. Our cash and cash equivalents as of the end of the Third Quarter amounted to $69.4 million in comparison to $82.1 million at the end of the Prior Year Quarter and $58.2 million at the end of fiscal year 2005. The $11.2 million increase in cash and cash equivalents since the end of fiscal year 2005 is primarily the result of net cash from operating activities and financing activities of $29.8 million and $25.2 million, respectively, partially offset by cash used in investing activities of $49.1 million.  The effect of exchange rate changes had a $5.3 million favorable impact on cash balances. Net cash from operating activities was primarily related to net income of $42.5 million and favorable non-cash activities of $29.3 million partially offset by $42.0 million in unfavorable changes in operating assets and liabilities. Cash from financing activities was principally comprised of proceeds from borrowings of $45.6 million partially offset by common stock repurchases of $25.9 million. Cash used in investing activities consisted mainly of $39.6 million of capital additions and $7.2 million related to cash paid for businesses acquired.

Accounts receivable increased to $168.7 million at the end of the Third Quarter compared to $151.8 million at the end of the Prior Year Quarter.  Day’s sales outstanding decreased to 49 days for the Third Quarter compared to 52 days in the Prior Year Quarter.  The reduction in day’s sales outstanding reflects improved turns on our trade receivables as well as the impact of an increase in our company-owned retail store net sales as a percentage of total net sales.  Inventory at quarter-end was $269.9 million, an increase of 3.4% compared to Prior Year Quarter inventory of $261.1 million.  On a sequential quarter basis, we continue to make progress in reducing our inventory growth in comparison to our net sales growth.

At the end of the Third Quarter, we had working capital of $337.9 million compared to working capital of $370.2 million at the end of the Prior Year Quarter and approximately $54.7 million of outstanding short-term borrowings.  The majority of these borrowings were used primarily to fund common stock repurchases during the first quarter of 2006 and the fourth quarter of 2005 utilizing our $100 million U.S. Revolving Short-Term Credit Facility (the “U.S. Credit Facility”). Borrowings under our U.S. Credit Facility bear interest, at our option, at (i) the lesser of (a) the prime rate (8.25% at the end of the Third Quarter) less 1% or 3% or (b) the maximum rate allowed by law or (ii) LIBOR base rate (5.32% at the end of the Third Quarter) plus one-half percent. The U.S. Credit Facility is secured by 65% of the issued and outstanding shares of certain of our subsidiaries pursuant to a Stock Pledge Agreement. The U.S. Credit Facility requires the maintenance of net worth, quarterly income, working capital and certain financial ratios. Available borrowings under our U.S. Credit Facility are reduced by amounts outstanding related to open letters of credit. We intend to use the proceeds available under our U.S. Credit Facility for working capital needs, potential acquisitions and general corporate purposes, which may include additional common stock repurchases. We also maintain a 400 million Yen short-term credit facility in Japan, bearing interest based upon the Euroyen rate (approximately 1.2% at the end of the Third Quarter), and a 4 million British Pound credit facility in the U.K., bearing interest at 1.5% over the U.K. base rate (4.5% at the end of the Third Quarter).  Our revolving short-term credit facilities in the United States, Japan and the U.K. renew each year in September, May and October, respectively.  At the end of the Third Quarter, we had available borrowings of approximately $39.2 million relating to these facilities.

We had approximately $40 million in capital expenditures during the Year To Date Period.  We believe that cash flow from operations combined with existing cash on hand and amounts available under our combined short-term credit facilities will be sufficient to fund our future capital requirements.

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q and incorporated by reference that are not historical facts, including, but not limited to, statements regarding our expected financial position, results of operations, business and financing plans found in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk,” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. The words “may,” “believes,” “expects,” “plans,” “intends,” “estimates,” “anticipates” and similar expressions identify forward-looking statements. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: the effect of worldwide economic conditions; significant changes in consumer spending patterns or preferences; acts of war or acts of terrorism; changes in foreign currency valuations in relation to the U.S. dollar, principally the Euro, British Pound and Swiss Franc; lowered levels of consumer spending resulting from a general economic downturn or generally reduced shopping activity caused by public safety or consumer confidence concerns; the performance of our products within the prevailing retail environment; customer acceptance of both new designs and newly-introduced product lines; financial difficulties encountered by customers; the effects of vigorous competition in the markets in which we operate; the integration of the organizations and operations of any acquired businesses into our existing organization and operations; the termination or non-renewal of material licenses, foreign operations and manufacturing; changes in the costs of materials, labor and advertising; government regulation; our ability to secure and protect trademarks and other intellectual property rights; the potential impact of the Special Committee’s findings and recommendations with respect to our equity granting practices and the restatement of our consolidated financial statements; the outcome of the proceedings with NASDAQ and the outcome of current and possible future litigation.

In addition to the factors listed above, our actual results may differ materially due to the other risks and uncertainties discussed in Part II, Item 1A “Risk Factors" and elsewhere in this Quarterly Report. Accordingly, readers of this Quarterly Report should consider these facts in evaluating the information and are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

At the end of the Third Quarter, we had outstanding foreign exchange contracts to sell 33.5 million Euro for approximately $42.6 million, expiring through June 2007 and approximately 4.7 million British Pounds for $9.0 million, expiring through March 2007. If we were to settle our Euro and British Pound based contracts at the reporting date, the net result would be a net gain of approximately $200,000, net of taxes. Exclusive of these outstanding foreign exchange contracts or other operating or financing activities that may be employed by us, a measurement of the unfavorable impact of a 10 percent change in the Euro, British Pound and Swiss Franc as compared to the U.S. dollar on our operating profits and stockholders’ equity is presented in the following paragraph.

At the end of the Third Quarter, a 10 percent unfavorable change in the U.S. dollar strengthening against the Euro, British Pound, and Swiss Franc involving balance sheet transactional exposures would have reduced net pre-tax income by $7.7 million. The translation of the balance sheets of our European, United Kingdom and Switzerland-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. At the end of the Third Quarter, a 10 percent unfavorable change in the exchange rate of the U.S. dollar strengthening against the Euro, British Pound and Swiss Franc would have reduced consolidated stockholders’ equity by approximately $13.7 million. In the view of management, the risks associated with exchange rate changes in other currencies we have exposure to are not material, and these hypothetical losses resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position, results of operations or cash flows.

Item 4.  Controls and Procedures

Restatement

We have restated all prior period financial statements included herein and in our 2006 Form 10-K, filed concurrently with this Form 10-Q, for the effects of errors in accounting for stock-based compensation.  We have concluded that the restatement is a result of the material weakness in internal control over financial reporting discussed below.

Evaluation of Disclosure Controls and Procedures

We have established and maintained disclosure controls and procedures that are designed to ensure that material information relating to the Company required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

In connection with the filing of our Form 10-Q for the quarter ended October 7, 2006, our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures concluded that, because of the material weakness in our internal control over financial reporting discussed below relating to stock option plan administration and accounting for and disclosure of stock option grants, our disclosure controls and procedures were not effective as of October 7, 2006.

The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or a combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Specifically, we did not design and implement controls necessary to provide reasonable assurance that the grant dates we used for equity grants were appropriately determined in accordance with the provisions of APB No. 25.  As a result, the measurement date used for certain option grants was not appropriate and such grants were not accounted for in conformity with generally accepted accounting principles in the United States of America.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act occurred during the thirteen weeks ended October 7, 2006 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting. Subsequent to October 7, 2006 and as a result of identifying a material weakness in our internal control over financial reporting, we have adopted certain recommendations of the Special Committee and have taken certain actions concerning corporate governance to enhance the process for granting equity-based compensation awards in the future, and we have implemented, and are in the process of implementing, additional remedial actions including, but not limited to, the following:

•
We will institute internal audit procedures relating to the equity-based compensation awards approval and documentation process; engage an independent compensation consultant and/or independent counsel (at least for a transitional period) and focus on improving the Compensation Committee approval and oversight process; designate specific members of in-house legal, accounting, and human resources staffs to oversee documentation, accounting and disclosure of all equity-based compensation awards; widely distribute and explain enhanced equity grant processes and documentation requirements; increase automation of the equity grant record keeping process; improve process and controls regarding delegated grant authority; and improve training and education designed to ensure that all relevant personnel involved in the administration of equity-based compensation awards understand relevant policies and requirements.

•
Annual grants will be determined in connection with annual performance reviews of employees, including executives.  Generally, one annual grant date will apply to all annual grants to U.S. employees, and another annual grant date will apply to all annual grants to employees outside of the United States.

We are continuing to implement the recommendations of the Special Committee and intend to take additional actions at a later date.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Three shareholder derivative lawsuits have been filed in the United States District Court for the Northern District of Texas, Dallas Division, naming us as a nominal defendant and naming all of our then current directors and certain of our current and former officers and directors as defendants.  The first suit, captioned City of Pontiac Policeman’s and Fireman’s Retirement System, derivatively on behalf of Fossil, Inc. v. Tom Kartsotis, Kosta N. Kartsotis, Michael L. Kovar, Michael W. Barnes, Mark D. Quick, Randy S. Kercho, Jal S. Shroff, Randy S. Hyne, Thomas R. Tunnel, Richard H. Gundy, Kenneth W. Anderson, Andrea Camerana, Alan J. Gold, Michael Steinberg, Donald J. Stone and Cadence Wang (Cause No. 3-06CV1672-P), was filed on September 13, 2006.  The second suit, captioned Robert B. Minich, derivatively on behalf of Fossil, Inc. v. Tom Karstotis, Kosta N. Kartsotis, Michael L. Kovar, Michael W. Barnes, Mark D. Quick, Randy S. Kercho, Jal S. Shroff, Randy S. Hyne, Thomas R. Tunnel, Richard H. Gundy, Kenneth W. Anderson, Andrea Camerana, Alan J. Gold, Michael Steinberg, Donald J. Stone and Cadence Wang (Cause No. 3-06CV1977-M), was filed on October 26, 2006.  The third suit, captioned Robert Neel, derivatively on behalf of Fossil, Inc. v. Michael W. Barnes, Richard H. Gundy, Randy S. Kercho, Mark D. Quick, Tom Kartsotis, Kosta N. Kartsotis, Jal S. Shroff, T.R. Tunnell, Michael L. Kovar, Donald J. Stone, Kenneth W. Anderson, Alan J. Gold, Michael Steinberg, and Fossil, Inc. (Cause No. 3-06CV2264-G), was filed on December 8, 2006. The complaints allege purported violations of federal securities laws and state law claims for breach of fiduciary duty, abuse of control, constructive fraud, corporate waste, unjust enrichment and gross mismanagement in connection with certain stock option grants made by us.  We believe that we have meritorious defenses to these claims, and we intend to assert a vigorous defense to the litigation.  The ultimate liability with respect to these claims cannot be determined at this time; however, we do not expect this matter to have a material impact on our financial position, operations or liquidity.

On November 14, 2006, we self-reported to the staff of the U.S. Securities and Exchange Commission that a Special Committee, consisting of five independent members of our Board of Directors, was voluntarily reviewing our historical equity granting practices.  In a letter dated November 28, 2006, the SEC staff advised us that it had commenced an informal inquiry regarding our stock option grants and related accounting.  We cooperated fully with this inquiry.  In a letter dated July 20, 2007, the SEC staff has informed us that their investigation has been completed and they do not intend to recommend any enforcement action by the SEC.

As a result of our option investigation, we were delinquent in filing certain of our periodic reports with the SEC, and consequently we were not in compliance with NASDAQ’s Marketplace Rules.  As a result, we received a total of three delisting notices from the NASDAQ, and we underwent a review and hearing process with the NASDAQ to determine our listing status. NASDAQ ultimately permitted our securities to remain listed on the NASDAQ as a result of a stay from the NASDAQ Listing and Hearing Review Counsel.  With the filing of this quarterly report on Form 10-Q and other delinquent filings, we believe that we will remedy our non-compliance with Marketplace Rule 4310(c)(14), subject to NASDAQ’s affirmative completion of its compliance protocols and its notification of the Company accordingly.  However, if the SEC disagrees with the manner in which we have accounted for and reported, or not reported, the financial impact of past equity grants, there could be further delays in filing subsequent SEC reports that might result in delisting of our common stock from the NASDAQ Global Select Market.

There are no other legal proceedings to which we are a party or to which our properties are subject, other than routine litigation incident to our business, which is not material to our consolidated financial condition, cash flows or results of operations.

Item 1A.  Risk Factors

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, but not limited to,  “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “may,” “believes,” “expects,” “plans,” “intends,” “anticipates” and similar expressions identify forward-looking statements. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements.

Our actual results may differ materially due to the risks and uncertainties discussed in this Form 10-Q, including those discussed below. Accordingly, readers of this Form 10-Q should consider these facts in evaluating the information and are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Risk Factors Relating to Our Business

The matters relating to the investigation by the Special Committee of the Board of Directors and the restatement of our consolidated financial statements may result in additional litigation and governmental enforcement actions.

On November 14, 2006, we announced that an internal review had discovered irregularities related to the issuance of certain equity grants made from fiscal years 1993 through 2006.  We also announced that a Special Committee of outside directors (“Special Committee”) had been formed and had hired independent counsel, with the assistance of forensic accountants, to conduct a full investigation of our equity granting practices. As described in the Explanatory Note immediately preceding Part I, Item 2, and in Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements in this Form 10-Q, as a result of the internal review and independent investigation, management has concluded, and the Audit Committee agrees, that incorrect measurement dates were used for financial accounting purposes for certain equity grants made in certain prior periods. As a result, we have recorded additional non-cash stock-based compensation expense, and related tax effects, with regard to certain past equity grants, and have restated certain previously filed financial statements included in this Form 10-Q and the 2006 Form 10-K, to be filed contemporaneously with this Form 10-Q.

On November 14, 2006, we also self-reported to the staff of the SEC, that the Special Committee was reviewing our historical equity granting practices.  In a letter dated November 28, 2006, the SEC staff advised us that it had commenced an informal inquiry regarding our stock option grants and related accounting.  We cooperated fully with this inquiry.  In a letter dated July 20, 2007, the SEC staff has informed us that their investigation has been completed and they do not intend to recommend any enforcement action by the SEC.  While we believe we have made appropriate judgments in determining the correct measurement and grant dates for stock option grants, the SEC may disagree with the manner in which we have accounted for and reported, or not reported, the financial and tax impacts. Accordingly, there is a risk we may have to further restate its prior financial statements, amend prior filings with the SEC, or take other actions not currently contemplated.

Our past equity granting practices and the restatement of prior financial statements have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. As described in Part II, Item 1, “Legal Proceedings,” several derivative complaints have been filed in federal courts against our current and former directors and certain executive officers pertaining to allegations relating to stock option grants.  Litigation and any potential regulatory proceeding or action may be time consuming, expensive and distracting from the conduct of our business.  No assurance can be given regarding the outcomes from litigation, regulatory proceedings or government enforcement actions relating to our past equity grant practices.  Furthermore, if we are subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business, financial condition, results of operations and cash flows.  We cannot provide assurance that we will not be subject to adverse publicity or adverse customer reactions in connection with these matters.  In addition, if our business results deteriorate significantly, or if there is an event, outcome or action as a result of the pending civil litigation which is materially adverse to the Company, our credit ratings may be downgraded.  A significant downgrade in ratings may increase the cost of borrowing for the Company or limit the Company’s access to capital.

As previously reported, we received NASDAQ Staff Determination notices on November 20, 2006 and March 13, 2007 stating that we were not in compliance with NASDAQ Marketplace Rule 4310(c)(14) because we had not timely filed our Quarterly Report on Form 10-Q for the quarter ended October 7, 2006 and our Annual Report on Form 10-K for the period ended January 6, 2007,  respectively, and was therefore subject to delisting from the NASDAQ Global Select Market.  On May 18, 2007, we received notice from the NASDAQ Listing and Hearing Review Council (the “Council”) indicating that the Council had called for review of the April 24, 2007 decision of the NASDAQ Listing Qualifications Panel (the “Panel”).  In addition, we received notice that the Council, pursuant to its discretionary authority under NASDAQ Marketplace Rule 4807(b), has also decided to stay the April 24, 2007 decision to suspend our securities from trading, pending further action by the Council.  On May 21, 2007 we received an additional Determination Letter from NASDAQ stating that we are not in compliance with NASDAQ Marketplace Rule 4310(c)(14) because we had not timely filed our Quarterly Report on Form 10-Q for the quarter ended April 6, 2007.  During the stay, our shares will remain listed on the NASDAQ Global Select Market.  With the filing of this Form 10-Q, and other delinquent filings to be made, we believe that we will remedy our non-compliance with Marketplace Rule 4310(c)(14), subject to NASDAQ’s affirmative completion of its compliance protocols and its notification of us accordingly.  However, if the SEC disagrees with the manner in which we have accounted for and reported, or not reported, the financial impact of past stock option grants, there could be further delays in filing subsequent SEC reports that might result in delisting of our common stock from the NASDAQ Global Select Market.

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

Our success also depends upon our ability to continue to develop innovative products in the respective markets in which we compete.  If we are unable to successfully introduce new products, or if our competitors introduce superior products, customers may purchase increasing amounts of products from our competitors, which could adversely affect our revenues and results of operations.

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

A portion of our growth in sales and net income is, and is expected to continue to be, derived from the sales of products produced under license agreements with third parties.  Under these license agreements, we generally have the right to produce, market and distribute certain products utilizing the brand names of other companies.  We sell products under certain licensed brands, including ADIDAS, EMPORIO ARMANI, BURBERRY, DIESEL, DKNY, MARC JACOBS and MICHAEL Michael Kors.   Our material license agreements have various expiration dates between 2007 and 2012.  In addition, certain license agreements may require us to make minimum royalty payments, subject us to restrictive covenants or require us to comply with certain other obligations and may be terminated by the licensor if these or other conditions are not met or upon certain events.  We may not be able to continue to meet our obligations or fulfill the conditions under these agreements in the future.  In addition, we may be unable to renew our existing license agreements beyond the current term or obtain new license agreements to replace any lost license agreements on similar economic terms or at all.  The failure by us to maintain or renew one or more of our existing material license agreements could result in a significant decrease in our revenues and have a material adverse affect on our results of operations.

Our license agreements may require minimum royalty commitments regardless of the level of product sales under these agreements.

With respect to our license agreements, we have in the past experienced, and could again in the future, experience instances where minimum royalty commitments under these agreements exceeded royalties payable based upon our sales of such licensed products.   We also have several agreements in effect at the end of fiscal year 2006 which expire on various dates from December 2007 through December 2012 that require us to pay royalties ranging from 3% to 20% of defined net sales.

Fluctuations in the price, availability and quality of raw materials could cause delay and increase costs.

Fluctuations in the price, availability and quality of the raw materials used by us in our products, or used by our third-party manufacturers, could have a material adverse effect on our cost of sales or ability to meet our customers’ demands.  The price and availability of such raw materials may fluctuate significantly, depending on many factors, including natural resources, increased freight costs, increased labor costs and weather conditions.  In the future, we may not be able to pass all or a portion of such higher raw materials prices on to our customers.

We rely on third-party manufacturers and problems with, or loss of, our suppliers or raw materials could harm our business and results of operations.

All of our apparel, sunglass and leather goods and certain of our watch and jewelry products are produced by independent manufacturers.  We do not have long-term contracts with these manufacturers.  In addition, we face the risk that these third-party manufacturers with whom we contract to produce our products may not produce and deliver our products on a timely basis, or at all.  As a result, we cannot be certain that these manufacturers will continue to manufacture products for us or that we will not experience operational difficulties with our manufacturers, such as reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, shortages of raw materials, failures to meet production deadlines or increases in manufacturing costs.  The failure of any manufacturer to perform to our expectations could result in supply shortages for certain products and harm our business.

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

We have no control over the ultimate actions or labor practices of our independent manufacturers.  The violation of labor or other laws by one of our independent manufacturers, or by one of our license partners, or the divergence of an independent manufacturer’s or license partner’s labor practices from those generally accepted as ethical in the United States or country in which the violation or divergence occurred, could interrupt or otherwise disrupt the shipment of finished products to us or damage our reputation.  Any of these, in turn, could have a material adverse effect on our financial condition and results of operations. As a result, should one of our independent manufacturers be found in violation of state or international labor laws, we could suffer financial or other unforeseen consequences.

We extend unsecured credit to our customers and are therefore vulnerable to any financial difficulties they may face.

We sell our merchandise primarily to department stores and specialty retail stores in over 90 countries worldwide.  We extend credit based on an evaluation of each customer’s financial condition, usually without requiring collateral.  Should any of our larger customers experience financial difficulties, we could curtail business with such customers or assume more credit risk relating to such customers’ receivables.  Our inability to collect on our trade accounts receivable relating to such customers could have a material adverse effect on the amount of revenues that we receive.

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

During recent years, we have experienced substantial growth in sales.  Our ability to continue this growth is dependent on the successful implementation of our business strategy.  This includes diversification of our product offerings, expansion of our company-owned retail and outlet locations and certain strategic acquisitions.  If we are not successful in the expansion of our product offerings or our new products are not profitable or do not generate sales comparable to those of our existing businesses, our results of operations could be negatively impacted.  Another element of our business strategy is to place increased emphasis on growth in selected international markets.  If our brand names and products do not achieve a high degree of consumer acceptance in these markets, our revenues could be adversely affected.

We also operate stores under the FOSSIL brand and other non-FOSSIL brand stores and have historically expanded our company-owned FOSSIL retail and outlet locations to further strengthen our brand image. The costs associated with leasehold improvements to current stores and the costs associated with opening new stores could materially increase our costs of operation, particularly if we decide to open more stores on a yearly basis than our historical averages.

We could be negatively impacted if we fail to successfully integrate the businesses we acquire.

As part of our growth strategy, we have made certain acquisitions, domestically and internationally, including acquisitions of FOSSIL stores previously operated under license agreements, acquisitions of certain watch brands, and acquisitions of independent distributors of our products.  The integration of these and future acquisitions may not be successful or generate sales increases.  When we have acquired businesses, we have acquired businesses that we believe could enhance our business opportunities and our growth prospects.  All acquisitions involve risks that could materially adversely affect our business and operating results.  These risks include:

•	distraction of management from our business operations;

•	loss of key personnel and other employees;

•	costs, delays, and inefficiencies associated with integrating acquired operations and personnel;

•	the impairment of acquired assets and goodwill; and

•	acquiring the contingent and other liabilities of the businesses we acquire.

In addition, acquired businesses may not provide us with increased business opportunities, or result in the growth that we anticipate.  Furthermore, integrating acquired operations is a complex, time-consuming, and expensive process.  Combining acquired operations with us may result in lower overall operating margins, greater stock price volatility and quarterly earnings fluctuations.  Cultural incompatibilities, career uncertainties and other factors associated with such acquisitions may also result in the loss of employees.  Failure to acquire and successfully integrate complementary practices, or failure to achieve the business synergies or other anticipated benefits, could materially adversely affect our business and results of operations.

Our competitors are established companies that have greater experience than us in a number of crucial areas, including design and distribution.

There is intense competition in each of the businesses in which we compete.  Our moderately priced watch business competes with a number of established manufacturers, importers and distributors such as Anne Klein II, Guess?, Kenneth Cole and Swatch.  Our fine premium branded and designer watch business competes with a number of established manufacturers, importers and distributors such as Gucci, Rado, Raymond Weil, Seiko and Swiss Army.  In addition, our leather goods, sunglass, jewelry and apparel businesses compete with a large number of established companies that have significantly greater experience than us in designing, developing, marketing and distributing such products.  In all of our businesses, we compete with numerous manufacturers, importers and distributors who may have significantly greater financial, distribution, advertising and marketing resources than us.  Our competitors include distributors that import watches, accessories and apparel from abroad, domestic companies that have established foreign manufacturing relationships and companies that produce accessories and apparel domestically.  Our results of operations and market position may be adversely affected by our competitors and their competitive pressures in the watch, fashion accessory and apparel industries.

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

Our warehouse and distribution facilities in Dallas and Richardson, Texas are operated in a special purpose sub-zone established by the U.S. Department of Commerce Foreign Trade Zone Board.  Although the sub-zone allows us certain tax advantages, the sub-zone is highly regulated by the U.S. Customs Service.  This level of regulation may cause disruptions or delays in the distribution of our products out of these facilities.  Under some circumstances, the U.S. Customs Service has the right to shut down the entire sub-zone and, therefore, our entire warehouse and distribution facilities.  During the time that the sub-zone is shut down, we may be unable to meet adequately the supply requests of our customers and our retail locations, which could have an adverse effect on our sales, relationships with our customers, and results of operation, especially if the shut down were to occur during our third or fourth quarter.

Our implementation of a new enterprise resource planning system could disrupt our computer system and divert management time.

We have recently implemented an enterprise resource planning system from SAP AG, a German software company.  Over the next few years, we intend to replace our existing enterprise resource planning systems and other principal financial systems with software systems provided by SAP AG.  We implemented the new enterprise resource planning system in our U.S., Germany and France locations in 2003, 2004 and 2005, respectively and over the next few years intend to replace our existing enterprise resource planning systems and principal financial systems at certain of our international subsidiaries with software systems provided by SAP AG.  Our current expansion plans may place significant strain on our management, working capital, financial and management control systems and staff.  The failure to maintain or upgrade financial and management control systems, to recruit additional staff or to respond effectively to difficulties encountered during expansion could have a material adverse effect on our ability to respond to trends in our target markets, market our products and meet customer deadlines.  The sustained disruption or failure of our systems due to force majeure or as part of an upgrade, conversion or other systems maintenance could result in the same adverse effects.

Changes in the mix of product sales demand could negatively impact our gross profit margins.

Our gross profit margins are impacted by our sales mix.  Both international and licensed watch sales generally provide gross margins in excess of our historical consolidated gross profit margin, while accessory products generally provide gross profit margins below our historical consolidated gross profit margin.  If future sales from our international businesses and licensed watch businesses do not increase at a faster rate than our domestic accessory business, our gross profit margins may grow at a slower pace, cease to grow, or decrease relative to our historical consolidated gross profit margin. We have also recently begun distributing private label products to the mass market channel at gross profit margins significantly lower than our historical consolidated gross profit margin. Although this business only represents approximately 2.57 of our consolidated net sales, future growth in this channel at rates in excess of our consolidated net sales growth rate could negatively impact our consolidated gross profit margins.

Our industry is subject to pricing pressures that may adversely impact our financial performance.

We manufacture many of our products offshore because such products generally cost less to make, primarily because labor costs are lower.  Many of our competitors also source their product requirements offshore to achieve lower costs, possibly in locations with lower costs than our offshore operations, and those competitors may use these cost savings to reduce prices.  To remain competitive, we must adjust our prices from time to time in response to these industry-wide pricing pressures.  Our financial performance may be negatively affected by these pricing pressures if we are forced to reduce our prices and we cannot reduce our production costs or our production costs increase and we cannot increase our prices.

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

We generally purchase our products in U.S. dollars.  However, we source a significant amount of our products overseas and, as such, the cost of these products purchased by our subsidiaries may be affected by changes in the value of the currencies, including the Australian Dollar, British Pound, Canadian Dollar, Chinese Yuan, Danish Krone, Euro, Japanese Yen, Malaysian Ringgit, Mexican Peso, Norwegian Kroner, Singapore Dollar, Swedish Krona, Swiss Franc and Taiwanese Dollar.  Due to our dependence on manufacturing operations in China, changes in the value of the Chinese Yuan may have a material impact on our supply channels and our manufacturing costs, including component and assembly costs.  Changes in the currency exchange rates may also affect the relative prices at which we and our foreign competitors sell products in the same market.  Although we utilize forward contracts to mitigate foreign currency risks (mostly relating to the Euro and the British Pound), if we are unsuccessful in mitigating these risks, foreign currency fluctuations may have a material adverse impact on the results of our operations.

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

Our net revenues, operating results and cash flows may fluctuate significantly because of a number of factors, many of which are outside of our control.  These factors may include, but may not be limited to, the following:

•	fluctuations in market demand for our products;

•	increased competition and pricing pressures;

•	our ability to anticipate changing customer demands and preferences;

•	our failure to efficiently manage our inventory levels;

•	our inability to manage and maintain our debt obligations;

•	seasonality in our business;

•	changes in our, and our competitors’, business strategy or pricing;

•	the timing of certain general and administrative expenses;

•	completing acquisitions and the costs of integrating acquired operations;

•	international currency fluctuations, operating challenges and trade regulations;

•	acts of terrorism or acts of war; and

•	government regulation.

One or more of the foregoing factors, as well as any other risk factors discussed in this Form 10-Q, may cause our operating expenses to be unexpectedly high or result in a decrease in our revenue during any given period.  If these or any other variables or unknowns were to cause a shortfall in revenues or earnings, an increase in our operating costs or otherwise cause a failure to meet public market expectations, our stock price may decline and our business could be adversely affected.

Two principal stockholders own a significant amount of our outstanding common stock.

Mr. Kosta Kartsotis, our CEO, and Mr. Tom Kartsotis, the Chairman of our Board of Directors, each own a substantial amount of our common stock.  As a result, they are in a position to significantly influence the outcome of elections of our directors, the adoption, amendment or repeal of our bylaws and any other actions requiring the vote or consent of our stockholders, and to otherwise influence our affairs.

Our organizational documents contain anti-takeover provisions that could discourage a proposal for a takeover.

Our certificate of incorporation and bylaws, as well as the General Corporation Law of the State of Delaware, contain provisions that may have the effect of discouraging a proposal for a takeover.  These include a provision in our certificate of incorporation authorizing the issuance of “blank check” preferred stock, the division of our Board of Directors into three classes to be elected on a staggered basis, one class each year, provisions in our bylaws establishing advance notice procedures with respect to certain stockholder proposals, and provisions requiring that action taken to remove a director without cause be approved either by an 80% vote of the Board of Directors or an 80% vote of the stockholders.  Our bylaws may be amended by a vote of 80% of the Board of Directors, subject to repeal by a vote of 80% of the stockholders.  In addition, Delaware law limits the ability of a Delaware corporation to engage in certain business combinations with interested stockholders.  Finally, Messrs. Kartsotis have the ability, by virtue of their stock ownership, to significantly influence a vote regarding a change in control.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We had no sales of unregistered securities during the Third Quarter.

Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of us or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the Third Quarter.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (July 9, 2006 to August 5, 2006)	88,500	$17.856	88,500	0
Month #2 (August 6, 2006 to September 2, 2006)	0	$0	0	0
Month #3 (September 3, 2006 to October 7, 2006)	0	$0	0	0

Total	88,500	$17.856	88,500	0

 (1)  On June 1, 2006, Mr. Tom Kartsotis, who may be considered an “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), entered into a stock purchase trading plan, which covered the purchase of 500,000 shares of our common stock.  Mr. Kartsotis’ 500,000 share purchase plan was completed on July 18, 2006.

Item 6.  Exhibits

(a)	Exhibits

10.1
Third Amendment to Loan Agreement, by and among Wells Fargo Bank, National Association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc., Arrow Merchandising, Inc., and Fossil Holdings, LLC, effective as of September 21, 2006 (incorporated by reference to the Company’s Report on Form 8-K filed on September 26, 2006).

10.2
Second Amended and Restated Revolving Line of Credit Note, by and between Fossil Partners, L.P. and Wells Fargo Bank, National Association, a national banking association, dated September 21, 2006 (incorporated by reference to the Company’s Report on Form 8-K filed on September 26, 2006).

10.3
Amended and Restated Stock Pledge Agreement, by and between Fossil, Inc. and Wells Fargo Bank, National Association, a national banking association, dated September 21, 2006 (incorporated by reference to the Company’s Report on Form 8-K filed on September 26, 2006).

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

FOSSIL, INC.

Date: August 8, 2007	By:	/s/ Mike L. Kovar
Mike L. Kovar
Senior Vice President, Chief Financial Officer and Treasurer
(Principal financial and accounting officer duly authorized to sign on behalf of Registrant)

EXHIBIT INDEX

Exhibit Number	Document Description

10.1
Third Amendment to Loan Agreement, by and among Wells Fargo Bank, National Association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc., Arrow Merchandising, Inc., and Fossil Holdings, LLC, effective as of September 21, 2006 (incorporated by reference to the Company’s Report on Form 8-K filed on September 26, 2006).

10.2
Second Amended and Restated Revolving Line of Credit Note, by and between Fossil Partners, L.P. and Wells Fargo Bank, National Association, a national banking association, dated September 21, 2006 (incorporated by reference to the Company’s Report on Form 8-K filed on September 26, 2006).

10.3
Amended and Restated Stock Pledge Agreement, by and between Fossil, Inc. and Wells Fargo Bank, National Association, a national banking association, dated September 21, 2006 (incorporated by reference to the Company’s Report on Form 8-K filed on September 26, 2006).

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