Form 10-K
period 2007-01-06
FOSSIL INC
filed 2007-08-08
CIK 883569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 6, 2007

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

Registrant‘s telephone number, including area code: (972) 234-2525

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of Common Stock, $0.01 par value per share (the “Common Stock”), held by nonaffiliates of the registrant, based on the sale trade price of the Common Stock as reported by the NASDAQ Global Select Market on July 8, 2007, was $1,335,760,495.  For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of  July 26, 2007, 68,241,027 shares of Common Stock were outstanding.

FOSSIL, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 6, 2007

In this Form 10-K, references to “we,” “our,” and the “Company” refer to Fossil, Inc. and its subsidiaries on a consolidated basis.

Explanatory Note

In June 2006, as a result of the wide-scale scrutiny of employee stock option grant practices including a report issued on June 13, 2006 by UBS Securities LLC mentioning the Company, we began a review of our historical stock option practices in order to determine whether there were any improprieties related to the timing of our past stock option grants.  On November 14, 2006, the Company announced that a committee made up of five independent members of its Board of Directors (the “Special Committee”) commenced a voluntary review of the Company’s historical equity granting practices. The Special Committee was ultimately reconstituted on February 8, 2007, to consist of two independent members of the Board of Directors. The Special Committee’s voluntary review was undertaken with assistance from independent legal counsel, Weil, Gotshal & Manges LLP, and forensic accounting assistance from FTI Consulting, Inc. On May 7, 2007, the Company issued a press release announcing the results of the Special Committee’s review, which was delivered to the Company’s Board of Directors on May 4, 2007, and set forth in the Company’s Form 8-K filed on May 9, 2007.  As a result of deficiencies identified by the Special Committee relating to the Company’s equity granting practices, the Company’s management commenced a more thorough evaluation of the appropriateness of accounting measurement dates used to determine the amounts of compensation charges and related tax effects previously disclosed in filings with the U.S. Securities and Exchange Commission (the “SEC”).  The Company also announced on May 7, 2007 that, although this evaluation was still in process, based on preliminary estimates, the Company and its Audit Committee concluded that the cumulative impact of related errors on previously issued financial statements would result in the restatement of the Company’s previously issued financial statements.

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

The Company has restated its retained earnings balance at the beginning of fiscal year 2004 to include a reduction of $8.2 million related to the after tax impact of additional stock-based compensation expense and correction of other accounting errors from 1993 through 2003.  This amount represents approximately 2.2% of the previously reported retained earnings balance.

In this Annual Report on Form 10-K, the Company has restated its consolidated financial statements for the years ended December 31, 2005 and January 1, 2005 (including retained earnings at the beginning of the fiscal year ended January 1, 2005) and the notes related thereto.  Additionally, in this Form 10-K, the Company has restated the selected financial data for the years ended December 31, 2005, January 1, 2005, January 3, 2004 and January 4, 2003 included in Item 6 and the third and fourth quarters of 2005 included in “Selected Quarterly Financial Data” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The consolidated statements of income and comprehensive income and cash flows for the year ended December 31, 2005 have been restated to include:  (i) additional pre-tax compensation stock-based expense of approximately $2.4 million related to the correction of measurement dates related to the Company’s historical equity granting practices, (ii) an approximate $442,000 decrease in pre-tax income related to additional employer and employee FICA taxes due, including interest thereon, in connection with the correction of classifying certain incentive stock options to non-qualified stock options,  (iii) an approximate $979,000 increase in pre-tax income to reverse the impact of certain sales returns recorded in fiscal year 2005 that should have been recorded in fiscal year 2004, (iv) an approximate $207,000 decrease in pre-tax income to adjust accrued liabilities related to certain management fees that should have been eliminated at the end of fiscal year 2004, (v) an approximate $1.5 million increase in pre-tax income related to the correction of an error in the Company’s analysis for store impairment, (vi) a decrease in income tax expense of approximately $600,000 to reduce an accrual for tax penalties, (vii) an approximate $2.4 million increase in income tax expense to increase certain tax contingency reserves, and (viii) an approximate $48,000 decrease in income tax expense resulting from the impact of the pre-tax adjustments described in items (i) through (v) above.

The consolidated statements of income and comprehensive income and cash flow for the year ended January 1, 2005 have been restated to include:  (i) additional pre-tax stock-based compensation expense of approximately $1.9 million related to the correction of measurement dates related to the Company’s historical equity granting practices, (ii) an approximate $864,000 decrease in pre-tax income related to additional employer and employee FICA taxes due, including interest thereon,  in connection with the Company’s correction of classifying certain incentive stock options to non-qualified stock options,  (iii) an approximate $979,000 decrease in pre-tax income related to increasing the Company’s allowance for sales returns, (iv) an approximate $207,000 increase in pre-tax income to adjust accrued liabilities related to certain management fees that should have been eliminated at the end of fiscal year 2004, (v) an approximate $863,000 decrease in pre-tax income related to the correction of an error in the Company’s analysis for store impairment, (vi) a $484,000 decrease in pre-tax income related to the correction of foreign currency losses previously reported, (vii) an approximate $2.4 million decrease in income tax expense to reduce certain tax contingency reserves, and (viii) an approximate $1.4 million decrease in income tax expense resulting from the impact of the pre-tax adjustments described in items (i) through (vi) above.

Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q affected by the restatement will not be amended and therefore should not be relied upon.

For additional information regarding this restatement, see Note 2, “Restatement of Consolidated Financial Statements” to the accompanying consolidated financial statements and the section entitled “Restatement of Consolidated Financial Statements” in Management’s Discussion and Analysis of the Financial Condition and Results of Operations.

PART I

Item 1. Business

General

We are a global design, marketing and distribution company that specializes in consumer fashion accessories.  Our principal offerings include an extensive line of men's and women's fashion watches and jewelry sold under proprietary and licensed brands, handbags, small leather goods, belts, sunglasses, and apparel. In the watch and jewelry product category, we have a diverse portfolio of globally recognized owned and licensed brand names under which our products are marketed. Our products are distributed globally through various distribution channels including wholesale, owned-retail and direct to the consumer at varying price points to service the needs of our customers, whether they are value conscious or luxury oriented. Based on our extensive range of accessory products, brands, distribution channels and price points we are able to target style-conscious consumers across a wide age spectrum on a global basis.

Domestically, we sell our products through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, owned retail and factory outlet stores, mass market stores, owned and affiliate internet sites and through our FOSSIL catalog.  Our wholesale customer base includes Neiman Marcus, Nordstrom, Macy’s, Dillard’s, JCPenney, Kohl’s, Sears, Wal-Mart and Target.  We also sell our products in the United States through a network of company-owned stores, which included 79 retail stores located in premier retail sites and 74 outlet stores located in major outlet malls as of January 6, 2007. In addition, we offer an extensive collection of our FOSSIL brand products through our catalog and at our web site, www.fossil.com as well as proprietary and licensed watch and jewelry brands through other managed and affiliate websites.

Internationally, our products are sold to department stores, specialty retail stores, and specialty watch and jewelry stores in over 90 countries worldwide through 21 company-owned foreign sales subsidiaries and through a network of approximately 56 independent distributors. Our products are distributed in Africa, Asia, Australia, Europe, Central and South America, Canada, the Caribbean, Mexico, and the Middle East. Our products are offered on airlines, cruise ships and in international company-owned retail stores, which included 41 accessory retail stores and 4 outlet stores in select international markets as of January 6, 2007. Additionally, our products are sold through independently-owned FOSSIL retail stores and kiosks in certain international markets.

We are a Delaware corporation formed in 1991 and are the successor to a Texas corporation formed in 1984. In 1993, we completed an initial public offering of 13,972,500 shares of our common stock, as adjusted for four three-for-two stock splits to date. Domestically, we conduct a majority of our operations through Fossil Partners, L.P., a Texas limited partnership formed in 1994 of which we are the sole general partner. We also conduct operations domestically and in certain international markets through various owned subsidiaries. Our principal executive offices are located at 2280 N. Greenville Avenue, Richardson, Texas 75082, and our telephone number at such address is (972) 234-2525. Our common stock is traded on the NASDAQ Global Select Marketplace under the trading symbol FOSL. We make available free of charge through our website at www.fossil.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports. You may also obtain any materials we file with, or furnish to, the SEC on its website at www.sec.gov.

Business Segments

The operations and financial reporting of the Company are primarily divided into four distinct segments that include the United States wholesale segment, the Europe wholesale segment, the other International wholesale segment and our direct to consumer segment, which includes our company-owned retail stores and our e-commerce activities.  Within the international and domestic wholesale segments of our business we generally sell to retailers in those countries that we have a physical presence as well as to distributors in countries where we do not have a physical presence.  Except to the extent that differences between operating segments are material to an understanding of our business taken as a whole, the description of our business in this report is presented on a consolidated basis.  For financial information about our operating segments and geographic areas, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Part II, Item 7 and Note 14 – Major Customer, Segment and Geographical Information to our Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Business Strengths

We believe that we have several business strengths which allow us to differentiate ourselves and execute our key operating and financial goals. These business strengths include:

Brand Strength. We believe a brand’s image, individuality, consistency and connection with its customers is paramount in building and sustaining the brand. We believe that our FOSSIL brand name is recognized on a global basis for vintage-inspired products for the authentic individual. The FOSSIL brand has scaled from its origins as a watch brand to encompass numerous other accessory categories, including handbags, belts, small leather goods, jewelry and sunglasses to a beginning emergence in apparel. We believe the FOSSIL brand is one of our most valuable assets, serves as a foundational piece of our business and remains very scalable across product lines, geographic areas and distribution channels. Since our inception in 1984, we have continued to develop, acquire or license other nationally or internationally recognized brand names in order to appeal to a wide range of consumers, including ADIDAS® BURBERRY® DIESEL®  DKNY®, EMPORIO ARMANI®, MARC BY MARC JACOBS™, MICHELE®, MICHAEL Michael Kors®, RELIC® and ZODIAC®. Our industry is highly competitive and subject to changing preferences in style, taste and price points. The success of our business model depends upon offering a wide range of branded products that appeal to the various tastes and fashion preferences of our customers. We must also maintain the relevance of these products by continually anticipating customer needs and desires as they relate to both the brands and categories of product we offer. We have teams of designers and product specialists assigned to each of the brands we offer.  The objectives of these designers and brand specialists are to immerse themselves in their assigned brand and product area, identify their customers’ preferences, interpret global fashion trends and develop style-right offerings to generate volume purchasing. By owning the vast majority of our global distribution we are also able to create and execute both consistent pricing strategies and brand image presentations that protect and enhance our proprietary brands and those of our licensors.

Licensing Strength. Since 1997, we have attracted highly recognized and respected brand names to license within our watch portfolio. We believe we attract such quality brands due to our ability to provide them with access to our global design, production, distribution and marketing infrastructure. Due to our vertical integration we, unlike many of our competitors, can offer an integrated solution to launch or increase their accessory category presence on a worldwide basis in a consistent, timely and focused manner. Our licensing relationships are exclusive to us and the licensors, which substantially removes certain risks to the licensor associated with dealing with multiple licensees in different geographic regions. Additionally, in order to develop a broader relationship and maintain brand consistency across the accessory categories, we have also broadened our infrastructure allowing us to expand our licensing activities to products beyond the watch category, as evidenced by our EMPORIO ARMANI and DIESEL jewelry product lines.

Breadth of Brands & Price Points.  Through the multiple brands we distribute we have developed a broad spectrum of retail price points. Within our watch collections, retail price points vary from approximately $5 for brands sold in the mass market channel up to retail price points of $5,000 in the luxury distribution channels. The breadth of our brands allows us to anchor a brand to a given price point range and distribution channel, thereby maintaining a consistent brand image while focusing on the quality/value relationship important to the customer and not diluting the brand through overlapping distribution channels. The breadth of price points allows us to cater to various age and income groups while continuing to participate in sales interdependent of a shift in income or the price/value preferences of our customers.

International Penetration. Since our initial public offering in 1993, we have continued to extend our reach beyond the United States by forming and acquiring internationally-based subsidiaries, licensing and developing internationally recognized brands and investing in the growth of our business within the major countries of the world.  For fiscal year 2006, 45.3% of our net revenues were generated outside of the United States.

Breadth of Distribution Channels.  Our products are sold through multiple distribution channels including department stores, specialty retail stores, specialty watch and jewelry stores, mass market stores, sport stores, cruise ships, airlines, owned-retail, business to business, the internet and our catalog. As we continue to expand our presence in existing distribution channels and add new distribution channels, as well as develop new product lines and expand our geographic reach, our revenues become less dependent on any one product, brand, distribution channel or geographic region. Our owned-retail, internet and catalog venues allow us to enhance the related brand image by offering a targeted message to the customer, showcasing the array of product availability, influencing the merchandising and presentation of the products and testing new product introductions.

In-house Creative Team. Since our inception, we have developed a talented pool of creative individuals who design everything from our products to our packaging, graphics, presentation displays and marketing materials, allowing us to deliver a unique and cohesive style and image for each of our brands.  We believe our emphasis on constant innovation and distinctive design has made us a leader in the branded accessory category. The breadth of talent and vertical integration of our design teams allows us to minimize the need for outside creative talent and advertising agencies which results in savings to the Company.

International Sourcing. The vast majority of our products are sourced internationally. Product sourcing from Asia is coordinated through our Hong Kong subsidiary Fossil (East) Limited (“Fossil East”), which we acquired in 1993. Of our watch production, approximately 65% of our annual non-Swiss made watch production is assembled through wholly or majority owned factories. This vertical integration of our business allows for better flow of communication, consistent quality, product design protection and improved supply chain speed while still allowing us to utilize non-owned production facilities for their unique capabilities and to cover production needs over internal capacities. Establishing our watch assembly facilities near the component manufacturers also allows us to avoid the capital expenditures involved with manufacturing facilities and operate a more efficient supply chain.  We have also been successful in leveraging our jewelry production needs through our watch assembly factory infrastructure.  Our other accessory and apparel products are purchased from third party manufactures with whom we have long-standing relationships and we typically represent a meaningful portion of their businesses.

Operating Cash Flow. The Company has historically experienced strong operating cash flows including $148 million in fiscal year 2006, and $264 million and $419 million over the past three years and five years, respectively. This strong cash flow has allowed us to operate at low debt levels while continually funding capital expenditures, acquisitions and common stock buy back programs.

Information Systems.  Operating and managing a global public company requires a sophisticated and reliable management information system to assist in the planning, order processing, production, accounting and distribution functions of each relevant business. In 2003 we implemented an SAP Enterprise Resource Planning system and are continuing to roll this system out to our larger international subsidiaries.  For those subsidiaries which do not currently demand the complexity of the SAP solution, we have implemented Microsoft’s Navision Enterprise Resource Planning.  Additionally, we have recently upgraded our e-commerce platform to an IBM mainframe system which will allow us to leverage the success of our U.S.-based web business across many of the countries wherein we currently distribute.  We also recently implemented SAP’s Retail Merchandise Planning to improve our ability to manage our growing owned-retail environment globally. We believe the implementation of these systems will allow us to gain better insight into our businesses in real-time on a global basis, assist us in meeting the needs of our customers in a professional and timely manner and provide a scalable infrastructure to accommodate further growth. Our company’s products are principally distributed from two primary warehouses, one located in Texas, near our headquarters, and the other located in southern Germany. Both of these facilities utilize sophisticated automated material handling equipment and software designed to improve accuracy, speed and quality in our warehousing operations.

Growth Strategy

In order to expand our global market share in a profitable manner, we continually establish and implement business initiatives that we believe will build brand equity, increase revenues and improve profitability. Our key operating and financial goals are as follows:

Extend product categories of existing brands. We continually introduce new accessory product categories within our existing proprietary and licensed brands to further leverage our branded portfolio. A recent example of this is our jewelry collections offered under the EMPORIO ARMANI, DIESEL, FOSSIL and MICHELE brands which were introduced after first establishing a market for the brands in watches. Additionally, during the fall of 2007, we intend to leverage the FOSSIL brand name into cold weather accessories such as hats, gloves and scarves.

Introduce new brands.  We continually introduce new brands through the development or acquisition of proprietary brands and licensing agreements related to recognizable global fashion brands to attract a wide range of consumers with differing tastes and lifestyles. For example, our current portfolio of proprietary and licensed watch brands allows us to compete for market share from the luxury and fine premium branded market to the mass market level. In 2006, we licensed the ADIDAS brand to gain a greater market share of watches sold through sporting goods channels and to sports-minded consumers.

Expand international business.  Since our initial public offering in 1993, international expansion has been a key driver in our long term growth strategy. We have continued to increase our penetration of the international market by building brand name recognition, broadening the selection of merchandise through existing distribution channels by introducing new products or brands, extending product categories under our existing portfolio of brands, purchasing former distributors to gain increased control over international businesses, establishing owned or licensed retail stores and entering new geographic markets through owned subsidiary or distributor relationships. For example, in 2005, we acquired our distributors in Taiwan and Sweden, and in 2006, we acquired the assets of our distributor in Mexico and formed a distribution subsidiary in Shanghai, China.

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

Expand retail locations.  Historically, we have expanded our company-owned retail and outlet locations by generally opening 10 to 20 new stores per year. Distribution through our company-owned retail stores has allowed us to raise awareness of the FOSSIL brand and showcase a broad assortment of FOSSIL branded products in a warm and inviting atmosphere. Our FOSSIL retail stores, combined with the FOSSIL branded catalog distribution and the internet website, have continued to build brand equity, present a consistent brand image, influence the merchandising and presentation of our products at other retailers and allowed us to test new product categories and designs. With the level of awareness we have achieved for the FOSSIL brand worldwide and the expansion of product categories offered under the brand, we believe our FOSSIL retail store growth can now be accelerated.  Of the 198 company-owned retail stores open as of January 6, 2007, 183 of these stores are FOSSIL branded stores.  We plan to open 50 to 60 additional FOSSIL branded stores in 2007 depending upon available retail locations and lease terms that meet our requirements.  The majority of these new store openings will be for our full price accessory concept in the U.S. and Europe, and to a lesser extent, the Asia Pacific region.

Operating strategy

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

Coordinated product promotion.  We coordinate in-house product design, packaging, advertising, our website and catalog and in-store presentations to more effectively and cohesively communicate to our target markets the themes and images associated with our brands. For example, many of our watch products and certain of our accessory products are packaged in metal tins decorated with designs consistent with our marketing strategy and product image. In addition, we generally market our fashion accessory lines through the same distribution channels as our watch lines, using similar in-store presentations, graphics and packaging.

Captive suppliers.  The two entities that assemble or source the majority of our watch production volume within China and Hong Kong are majority-owned by us. In addition, although we do not have long-term contracts with our unrelated accessory manufacturers in the Far East, we maintain long-term relationships with several manufacturers. These relationships have developed due to the number of years that we have been conducting business with and visiting the same manufacturers and because of the small amount of turnover in the employees of our manufacturers. We believe that we are able to exert significant operational control with regard to our principal watch assemblers because of our level of ownership and we believe that the existence of our relationships with our accessory manufacturers creates a significant competitive advantage, specifically because manufacturers have limited production capacity and our level of ownership of certain watch factories and relationships with manufacturers ensure that we are granted access. Further, the manufacturers understand our quality standards, thereby allowing us to produce quality products, reduce the delivery time to market and improve overall operating margins.

Actively manage retail sales.  We manage the retail sales process with our wholesale customers by monitoring consumer sales and retail inventory levels by product category and style, primarily through electronic data interchange, and by assisting our wholesale customers in the conception, development and implementation of their marketing programs. Through our merchandising unit we work with retailers to ensure that our products are properly stocked and displayed in accordance with our visual standards. As a result, we believe we enjoy close relationships with our principal wholesale customers, often allowing us to influence the mix, quantity and timing of their purchasing decisions.

Centralized distribution.  We distribute substantially all of our products sold domestically and certain of our products sold in international markets from our warehouse and distribution centers located in Texas. Internationally, we distribute our products primarily through our warehouse and distribution center located in Germany and supplement that distribution from other in-country warehouses located in other international locations. We believe our centralized distribution capabilities enable us to reduce inventory risk, increase flexibility in meeting the delivery requirements of our customers and maintain cost advantages as compared to our competitors.

Industry overview

Watch products

We believe that the current market for watches generally can be divided into four segments. One segment of the market consists of fine watches characterized by internationally known brand names such as Audemars Piguet, Cartier, Omega, Patek Philippe, Piaget and Rolex. Watches offered in this segment are usually made of precious metals or stainless steel and may be set with precious gems. These watches are almost exclusively manufactured in Switzerland and are sold by trade jewelers and in the fine jewelry departments of better department stores and other purveyors of luxury goods at retail prices ranging from $1,500 to in excess of $20,000. A portion of our MICHELE line competes in this market. A second segment of the market consists of fine premium branded and designer watches produced in Switzerland and the Far East such as Gucci, Movado, Raymond Weil, Seiko, Tag Heuer and Tissot. These watches are sold at retail prices generally ranging from $150 to $1,500. Our BURBERRY, EMPORIO ARMANI, MARC BY MARC JACOBS, MICHELE and ZODIAC lines generally compete in this market segment. A third segment of the market consists of watches sold by mass marketers, which typically consist of digital and analog watches manufactured in the Far East. Well known brands in this segment include Armitron, Casio and Timex. Retail prices in this segment range from $5 to $60. We compete in this segment through our Allude, Christian Benet and Trophy lines as well through the design and production of private label watch products for Wal-Mart and Target.

The fourth segment of the market consists of moderately priced watches characterized by contemporary fashion and well known fashion brand names. Moderately priced watches are typically produced in Japan, China or Hong Kong and are sold by department stores and specialty stores at retail prices ranging from $40 to $150. This market segment is targeted by us with our FOSSIL and RELIC lines and by our principal competitors, including the companies that market watches under the Anne Klein II, Guess?, Kenneth Cole and Swatch brand names, whose products attempt to reflect emerging fashion trends in accessories and apparel. Our DKNY, DIESEL, MARC BY MARC JACOBS and MICHAEL Michael Kors lines generally compete in this segment as well. With the addition of our ADIDAS line of women’s, men’s and children’s sport timepieces in January 2006, we also compete in the sports specialty area of this segment. We believe that consumers have increasingly come to regard branded fashion watches not only as time pieces but also as fashion accessories. This trend has historically resulted in consumers owning multiple watches that may differ significantly in terms of style, features and cost.

      Watches typically utilize either a mechanical or quartz-analog movement to maintain their time keeping function. Mechanical watches utilize intricate arrangements of wheels, jewels and winding and regulating mechanisms to keep time, while quartz-analog watches are precisely calibrated to the regular frequency of the vibration of a quartz crystal powered by a battery. Although, quartz-analog movements typically maintain their time keeping functions more precisely than mechanical movements, mechanical movements are generally associated with high-end luxury timepieces.

Fashion accessories

We believe that the fashion accessories market includes an array of products such as small leather goods, handbags, belts, eyewear, neckwear, underwear, lounge wear, jewelry, gloves, hats, hosiery and socks. We believe that consumers are becoming more aware of accessories as fashion statements, and as a result, are purchasing brand name, quality items that complement other fashion items. These fashion accessory products are generally marketed through mass merchandisers, department stores and specialty shops, depending upon price and quality. Higher price point items include products offered by such fashion names as Louis Vuitton and Prada.

Moderately priced fashion accessories are typically marketed in department stores and are characterized by contemporary fashion and well known brand names at reasonable price points, such as FOSSIL and RELIC. We currently offer small leather goods, handbags, belts, and eyewear for both men and women through department stores and specialty retailers in the moderate to upper-moderate price ranges. Our competitors in this market include companies such as Guess?, Nine West, Kenneth Cole and Liz Claiborne. In addition, we currently offer fashion jewelry sold under the DIESEL, EMPORIO ARMANI, FOSSIL and MICHELE brands. During the fall of 2007, we plan to launch the FOSSIL brand in certain cold weather accessory categories such as gloves, hats and scarves.

Apparel

In 2000, we introduced a line of FOSSIL apparel that is distributed exclusively through company-owned retail stores, our FOSSIL website and through our FOSSIL catalog distribution. Selling through company-owned distribution channels allows us to more effectively manage visual presentation, information feedback, inventory levels and operating returns. The apparel line is focused on the casual lifestyle of the savvy consumer who is youthful in their approach to life and is not tied to any one demographic or age. The apparel line consists primarily of jeans, tee shirts, and vintage-inspired fashion apparel. The suggested retail selling price of the apparel line is comparable to that of major competitors like American Eagle Outfitters and J. Crew. We have leveraged our existing graphic and store design infrastructure to create a unique, inviting and welcoming environment rich in details of design, product and merchandising to appeal to the consumers’ sense of discovery.

Products

We design, develop, market and distribute fashion accessories, including apparel, belts, handbags, jewelry, small leather goods, sunglasses and watches under proprietary and licensed brand names.  The following table sets forth certain information with respect to the breakdown of our net sales and percentage of growth between proprietary, licensed and other brands within our wholesale and direct to consumer distribution channels for the fiscal years indicated. Other brands include private label brands as well as branded product we purchase for resale.

	Fiscal Year Ended
	2006		2005		2004
	Dollars	% Growth	Dollars	% Growth	Dollars
Net Sales (dollars in thousands)
Wholesale
Proprietary	$580.6	7.2%	$541.8	6.2%	$510.4
Licensed	338.2	30.1%	259.9	6.4%	244.3
Other	74.4	8.6%	68.5	17.2%	58.4
	993.2	14.1%	870.2	7.0%	813.1
Direct to consumer
Proprietary	182.1	23.3%	147.6	16.4%	126.8
Licensed	30.2	51.7%	19.9	55.5%	12.8
Other	8.5	57.4%	5.4	17.4%	4.6
	220.8	27.7%	172.9	19.9%	144.2
Total
Proprietary	762.7	10.6%	689.4	8.2%	637.2
Licensed	368.4	31.7%	279.8	8.8%	257.1
Other	82.9	12.2%	73.9	17.3%	63.0
	$1,214.0	16.4%	$1,043.1	9.0%	$957.3

Watch products

We offer an extensive line of fashion watches under our proprietary brands and, pursuant to license agreements, under some of the most prestigious brands in the world. Sales of watches for fiscal years 2006, 2005 and 2004 accounted for approximately 65.3%, 66.4% and 68.5%, respectively, of our net sales.

Proprietary brands.  The following table sets forth certain information with respect to certain of our owned-brand watches:

Brand(s)	Suggested Price Point Range	Distribution Channels

FOSSIL	$55 - 165
Major domestic department stores (Macy’s, Dillard’s, Belk, Nordstrom and Bloomingdales), U.S. specialty retailers (PacSun and the Buckle), major European department stores (Karstadt and Harrod’s), major European specialty stores (H. Samuel and Christ),  Canadian department stores (Hudson Bay and Sears), Australian department stores (Myers and Grace Brothers), www.fossil.com, our catalog and company-owned stores.

MICHELE	$500 - 5,000	Selective department stores (Neiman Marcus, Saks Fifth Avenue, Bloomingdales and Nordstrom), watch specialty stores, jewelry stores and the internet.

RELIC	$45 - 85	Major domestic retailers (JCPenney, Kohl’s, Mervyn’s and Sears).

ZODIAC	$175 - 695	Better department stores, watch specialty stores, jewelry stores worldwide and the internet.

Licensed brands.  We have entered into multi-year, worldwide exclusive license agreements for the manufacture, distribution and sale of watches bearing the brand names of certain globally recognized fashion companies. The following table sets forth specific information with respect to certain of our licensed watch products:

Brand(s)	Suggested Price Point Range	Distribution Channels

ADIDAS	$35 - 165	Major department stores, major sports stores, specialty retailers, jewelry stores and adidas stores worldwide

BURBERRY	$295 - 1,000	Better department stores, specialty retailers, and Burberry retail stores worldwide

DIESEL	$85 - 250	Better department stores, specialty retailers, and Diesel retail stores worldwide

DKNY	$75 - 250	Major department stores, jewelry stores, specialty retailers, and DKNY retail stores worldwide

EMPORIO ARMANI	$125 - 595	Major department stores, specialty retailers, major jewelry and watch stores, Emporio Armani boutiques worldwide and www.emporioarmani.com

MARC BY MARC JACOBS	$125 - 350	Better department stores, specialty retailers and Marc by Marc Jacobs boutiques worldwide

MICHAEL Michael Kors	$100 - 275	Better department stores, specialty retailers, jewelry stores, duty free stores worldwide and Michael Kors boutiques nationwide

The continuation of our material license agreements is important to the growth of our watch business, especially in Europe and Asia. Our material license agreements have various expiration dates between 2007 and 2012. The BURBERRY license expires on December 31, 2007. The EMPORIO ARMANI license agreements for watches and jewelry expire on December 31, 2008. We are currently in the later stages of negotiating with both EMPORIO ARMANI and BURBERRY for new licenses and anticipate finalizing the licenses prior to the end of fiscal year 2007. We have also entered into a number of license agreements for the sale of collectible watches. Under these agreements, we design and manufacture goods bearing the trademarks, trade names and logos of various entities and market these goods through our website and major department stores.

Private label and other.    We design, market and arrange for the manufacture of watches and accessories on behalf of certain mass market retailers, companies and organizations as private label products or as premium and incentive items for use in various corporate events. Under these arrangements, we perform design and product development functions as well as act as a sourcing agent for our customers by contracting for and managing the manufacturing process, purchasing and inspecting the finished product and arranging for their shipment. Participation in the private label and premium businesses provides us with certain advantages, including increased manufacturing volume, which may reduce the costs of manufacturing our other products, and the strengthening of business relationships with our manufacturing sources. These lines provide income to us while reducing inventory risks and certain other carrying costs.  In certain countries we have distribution rights for other brands not owned or licensed by us.

Fashion accessories

In order to leverage our design and marketing expertise and our close relationships with our principal retail customers, primarily in the United States and Europe, we have developed a line of fashion accessories for both men and women, including handbags, belts, small leather goods, jewelry and sunglasses. Our handbags are made of a variety of fine leathers and other materials that emphasize classic styles and incorporate a variety of creative designs. The sunglass line features optical quality lenses in both plastic and metal frames, with classic and fashion styling. Our small leather goods are typically made of fine leathers or other man-made materials and include items such as mini-bags, coin purses, key chains and wallets. Our jewelry lines include earrings, necklaces, rings and bracelets marketed under the EMPORIO ARMANI, DIESEL, FOSSIL and MICHELE brands. FOSSIL and DIESEL brand jewelry generally is offered in sterling silver or stainless steel with natural and synthetic materials. EMPORIO ARMANI brand jewelry is generally made of sterling silver, semi-precious stones or 18K gold, and MICHELE brand jewelry is generally made of 18K gold with precious or semi-precious stones.  We currently sell our fashion accessories through a number of our existing major department store and specialty retail store customers as well as over the internet and through our catalog distribution. We generally market our fashion accessory lines through the same distribution channels as our watch business, using similar in-store presentations, graphics and packaging. These fashion accessories are typically sold in locations adjacent to watch departments, which may lead to purchases by persons who are familiar with our watch brands. Sales of our accessory lines for fiscal years 2006, 2005 and 2004 accounted for approximately 34.7%, 33.6% and 31.5%, respectively, of our net sales.

The following table sets forth certain information with respect to our fashion accessories:

Brand	Accessory Category	Suggested Price Point Range	Distribution Channel

FOSSIL	Handbags Small Leather Goods Belts Eyewear	$88 – 230 $14 – 68 $22 – 38 $34 – 149
Major domestic department stores (Dillard’s, Macy’s, Nordstrom and Belk), specialty retailers (PacSun and the Buckle), major European stores (Karstadt, El Corte Ingles, Galeries Lafayette, Christ), company-owned stores, our catalog and www.fossil.com

FOSSIL	Jewelry	$26 – 139	Company-owned stores, department and jewelry stores (in each case, primarily in Europe), our catalog and www.fossil.com

EMPORIO ARMANI	Jewelry	$85 – 1,200	Major domestic and international department stores, specialty retailers, jewelry stores, Emporio Armani boutiques and www.emporioarmani.com

DIESEL	Jewelry	$25 – 295	Better department stores, domestic and international specialty retailers and Diesel retail stores worldwide

MICHELE	Jewelry	$250 – 10,000	Primarily domestic luxury department stores and specialty retailers

RELIC	Sunglasses Handbags Small Leather Goods Belts	$22 – 32 $34 – 44 $16 – 24 $16 – 24	Major retailers (JCPenney, Kohl’s and Sears)

Apparel

In 2000, we introduced a collection of FOSSIL brand apparel. The apparel collection is designed for both men and women and includes outerwear, tops, bottoms and tee shirts. The products’ unique vintage-inspired style, packaging and graphics capture the energy and spirit of the FOSSIL brand. As of January 6, 2007, the FOSSIL apparel collection is offered through 32 company-owned stores located in leading malls and retail locations in the United States. The line is also available at our website.

Other products

Licensed eyewear.    We are party to a license agreement with the Safilo Group for the manufacture, marketing and sale of optical frames under the FOSSIL and RELIC brands in the United States and Canada, which provides us royalty income based on a percentage of net sales and is subject to certain guaranteed minimum royalties.

Future products.    During the fall of 2007, it is our intent to launch a line of cold weather accessories including hats, gloves and scarves under the FOSSIL brand for sale through major domestic department stores, owned-retail stores and through our website and catalog. We also continually evaluate other opportunities to leverage our brand portfolio into new product line offerings.

Design and development

We believe one of our key strengths is our internal creative team. Our watch, accessory and apparel products are created and developed by our in-house design staff primarily located in Hong Kong, Switzerland and the U.S.  When developing product under our various licensed brands, we often coordinate our efforts with our licensors’ design teams to provide for a more fluid design approval process and to fully incorporate the image of the respective brand into the product. Product design ideas are drawn from various sources and are reviewed and modified by the design staff to ensure consistency with our existing product offerings and the themes and images associated with our brands. Senior management is actively involved in the design process.

In order to respond effectively to changing consumer preferences, we attempt to stay abreast of emerging lifestyle and fashion trends affecting accessories and apparel. In addition, we attempt to take advantage of the constant flow of information from our customers regarding the retail performance of our products. We review weekly sales reports provided by a substantial number of our customers containing information with respect to sales and inventories by product category and style. Once a trend in the retail performance of a product category or style has been identified, the design and marketing staffs review their product design decisions to ensure that key features of successful products are incorporated into future designs. Other factors having an influence on the design process include the availability of components, the capabilities of the factories that will manufacture the products and the anticipated retail prices and profit margins for the products. Our creative teams have access to over 20 years of our company’s product design archives and are kept up-to-date on all the various new component, hardware and materials that become available.

We differentiate our products from those of our competitors principally by incorporating into our product designs innovations in fashion details, including variations in the treatment of dials, crystals, cases, straps and bracelets for our watches, and details and treatments in our other accessories. We also own and license proprietary technology or integrate with our suppliers’ technology for certain of our watch products. In certain instances, we believe that such innovations have historically allowed us to achieve significant improvements in consumer acceptance of our product offerings with only nominal increases in manufacturing costs. We believe that the substantial experience of our design staff will assist us in maintaining our current leadership position in the watch and handbag categories and in expanding the scope of our product offerings.

Marketing and promotion

Our marketing strategy for each of our proprietary brands is to deliver a coordinated and consistent brand image to the consumer regardless of where the consumer may come in contact with the brand. This permeates from point of sale merchandise displays, print and media advertising, our website, our catalog, retail stores, and the product packaging to the product itself. We identify our advertising themes and coordinate our packaging, advertising and point of sale material around these themes.  These themes are carefully coordinated in order to convey the flair for fun, fashion and humor that we associate with our products. Our vintage-inspired tin packaging concept for many of our watch products and certain of our accessories is an example of these marketing themes. While our marketing themes typically change each year, the core image of the brand is designed to endure, only changing slightly to keep it fresh and relevant to our targeted consumer. For our licensed brands, we incorporate many of the same concepts but derive the themes generally from the licensors.

We participate in cooperative advertising programs with our major retail customers, whereby we share the cost of certain of their advertising and promotional expenses. An important aspect of the marketing process involves the use of in-store visual support and other merchandising materials, including packages, signs, posters and fixtures. Through the use of these materials, we attempt to differentiate the space used to sell our products from other areas of our customers’ stores. We also promote the use of our Shop-in-Shop concept for watches, handbags and small leather goods. The Shop-in-Shop concept involves the use of dedicated space within a customer’s store to create a brand “shop” featuring our products and visual displays. We also provide our customers with a large number of preprinted customized advertising inserts and from time to time stage promotional events designed to focus public attention on our products.

Our in-house advertising department designs, develops and implements all of the packaging, advertising, marketing and other promotional aspects of our products. The advertising staff uses computer-aided design techniques to generate the images presented on product packaging and other advertising materials. Senior management worldwide is involved in monitoring our advertising and promotional activities to ensure that themes and ideas are communicated in a cohesive manner to our target audience.

We advertise, market and promote our products to consumers through a variety of media, including catalog inserts, billboards, print media, television, cinema and the internet. We also periodically advertise in trade publications such as Women’s Wear Daily and Daily News Record. In addition, beginning in the Fall 2005, we began distributing Fossil catalogs. The catalogs feature selected FOSSIL brand products and are produced by our in-house staff.  The timing and scope of the distribution of these catalogs is determined by our management based on consumer response.  We believe these catalogs are a cost-effective way of enhancing the FOSSIL brand and driving sales to both our retail stores and our website, as well as our wholesale customers.

Sales and customers

Domestically, we sell our products in retail locations in the United States through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, mass market stores and the internet.  Our department store doors include stores such as Neiman Marcus, Saks Fifth Avenue, Bloomingdales, Nordstrom, Macy’s, Dillard’s, JCPenney, Kohl’s and Sears. We maintain sales offices in several major cities across the United States staffed with sales associates to assist in managing our department and specialty store accounts and employ a nationwide staff of merchandise coordinators who work with the stores to ensure that our products are displayed appropriately. We also sell certain of our watch and accessory products at company-owned FOSSIL retail stores and outlet stores located throughout the United States and through our website at www.fossil.com. In addition, we sell certain of our proprietary and licensed watch products, as well as upscale watch brands of other companies, such as Citizen and Swiss Army, at our company-owned Modern Watch Co. stores.  Our apparel products are sold through select company-owned FOSSIL retail stores and through our website and catalog. We also sell our products at retail locations in major airports in the United States, on cruise ships and in independently-owned, authorized FOSSIL retail stores and kiosks in certain international markets.

Our foreign operations include a presence in Africa, Asia, Australia, Europe, Central and South America, Canada, the Caribbean, Mexico, and the Middle East. The Company maintains sales offices in Australia, Austria, Canada, China, Denmark, France, Germany, Hong Kong, Italy, Japan, Malaysia, Mexico, the Netherlands, New Zealand, Norway, Singapore, Sweden, Spain, Switzerland, Taiwan, and the United Kingdom. Our European headquarters is located in Basel, Switzerland. Internationally, our products are sold to department stores and specialty retail stores in over 90 countries worldwide through 21 company-owned foreign sales subsidiaries and through a network of approximately 56 independent distributors. Foreign distributors generally purchase products at uniform prices established by us for all international sales and resell them to department stores and specialty retail stores. We generally receive payment from our foreign distributors in U.S. currency. We generally do not have long-term contracts with any of our retail customers. All transactions between us and our retail customers are conducted on the basis of purchase orders, which generally require payment of amounts due to us on a net 30 day basis for most of our U.S. based customers and up to 120 days for certain international customers.

In connection with Federated Department Stores Inc.’s acquisition of May Department Stores Co. in 2005, net sales to this combined entity would approximate 9%, 10%, and 11% of our net sales in fiscal years 2006, 2005 and 2004, respectively.  No other customer accounted for 10% or more of our net sales in fiscal years 2006, 2005 and 2004.

Domestic wholesale sales.    For fiscal years 2006, 2005 and 2004, domestic wholesale sales accounted for approximately 36.5%, 39.5% and 39.9% of our net sales, respectively. In addition, in the same fiscal year periods, our 10 largest customers in the domestic channel represented approximately 25%, 27% and 22% of total net sales, respectively.

International wholesale sales.     During the fiscal years 2006, 2005 and 2004, international wholesale sales accounted for approximately 45.3%, 43.9% and 45.1% of net sales, respectively.

Company-owned stores.    Our various retail store formats focus on creating emotional connections with our customer through an intense branding experience and personalized customer service. We strive to provide inviting and welcoming environments for our customers that enhance our brand image and seek brand loyalty by continually delivering innovative vintage-inspired products that meet our customers’ tastes.

Outlet Stores

In 1995, we commenced operations of FOSSIL outlet stores at selected major outlet malls throughout the United States. We opened our first FOSSIL outlet store outside the U.S. in 2005 and as of January 6, 2007 have increased our outlet locations to four outside of the U.S. These stores, which operate under the FOSSIL name, not only increase our brand awareness but also enable us to liquidate excess inventory generally at significantly better prices than we would obtain through third party liquidators. Our products in such stores are generally sold at discounts from 25% to 75% off the suggested retail price. The table below highlights certain information regarding our FOSSIL outlet stores during the last five years:

							Average Gross
	Open At	Opened	Closed	Open	Total Gross	Percentage	Square
	Beginning of	During	During	at End	Square Footage	Increase in	Footage Per
Fiscal Year	Period	Period	Period	of Period	(in thousands)	Square Footage	Retail Store
2002	44	4	1	47	131.2	8.6%	2,792
2003	47	7	1	53	148.7	13.3%	2,805
2004	53	7	-	60	165.0	11.0%	2,750
2005	60	13	1	72	193.4	17.2%	2,686
2006	72	8	2	78	204.0	5.5%	2,616

Accessory Stores

In 1996, we commenced operations of full priced FOSSIL accessory retail stores (“Accessory Stores”) in the United States in order to broaden the recognition of the FOSSIL brand name. The Accessory Stores carry a full assortment of FOSSIL merchandise that is generally sold at the suggested retail price. We believe this store concept presents a key growth strategy for the Company on a worldwide basis. As of January 6, 2007, 31 of our 73 Accessory Stores were located outside of the United States, mainly in Europe and Australia. During fiscal 2007, we believe approximately one half of our planned Accessory Store openings will be in locations outside of the United States. The average size of our Accessory Store is 1,473 total square feet at the end of fiscal 2006 but varies in size based on the projected revenues and geographic location of each store. For example, our international-based stores are generally smaller in square footage than our U.S.-based stores due to higher store rents and typical smaller retail store configurations available in the market. The table below highlights certain information regarding our Accessory Stores for the last five years:

							Average Gross
	Open At	Opened	Closed	Open	Total Gross	Percentage	Square
	Beginning of	During	During	at End	Square Footage	Increase In	Footage Per
Fiscal Year	Period	Period	Period	of Period	(in thousands)	Square Footage	Retail Store
2002	32	8	-	40	65.9	18.9%	1,646
2003	40	4	-	44	76.2	15.8%	1,733
2004	44	5	-	49	82.7	8.5%	1,688
2005	49	10	-	59	94.8	14.6%	1,606
2006	59	18	4	73	107.6	13.5%	1,473

Our U.S. Accessory Stores operating model assumes a retail store size of approximately 1,400 square feet and sales per square foot of $570 during the first twelve months. Our targeted net investment to open an Accessory Store is approximately $650,000 which includes approximately $560,000 of build-out costs, net of landlord contributions, but including furniture and fixtures and pre-opening cost, and $90,000 of initial inventory. Our targeted return on invested capital for the first year is 30%.  Our international Accessory Stores are generally smaller in size, however, they have historically delivered sales per square foot significantly higher than our U.S. Accessory Stores.  The net investment to open an international store is generally less than that of our U.S. Accessory Store model, primarily due to the smaller footprint.

Other Company-owned Stores

In 2000, we began offering FOSSIL brand apparel through specially designed company-owned apparel stores. As of January 6, 2007, we operated 32 FOSSIL apparel stores in leading malls and retail locations throughout the U.S. Our apparel stores carry the full apparel line along with an assortment of certain FOSSIL watch and accessory products.  In 2004, we commenced operations of our first Modern Watch Co. retail store through which we sell certain of our proprietary and licensed brand watches, as well as watches manufactured by other companies. As of January 6, 2007, we operated five Modern Watch Co. stores, all located in the U.S.  As of January 6, 2007, we also operated ten non-FOSSIL retail stores outside the U.S. under various names.

During 2006, we entered into an agreement with the House of Frasier, a U.K.-based department store ("HOF"), which allows us to operate the watch department in certain HOF stores.  Under this agreement, we own the inventory within the HOF store, provide the labor to operate the department and pay to HOF a commission on the retail watch sales generated in such stores.  As of January 6, 2007, we operated the watch department in 25 HOF stores that generated net sales of approximately $4.7 million during 2006.  Although we include the net sales derived from the HOF stores in our direct to consumer segment, we do not include the number of locations associated with this arrangement in our retail store count.

Internet sales.    In November of 1996, we established our first e-commerce website with the launch of www.fossil.com.  The site features a full selection of FOSSIL brand watches, sunglasses, leather goods, apparel and jewelry.  The site also provides customer service, company news and shareholder information.  Our site is continually updated to provide a fresh look and an easy-to-navigate format that enhances the brand image, while allowing consumers a pleasing shopping experience or a preview of what they may find at their local store carrying the brand. Since its launch, the www.fossil.com has been promoted consistently in support of online brand and direct sales goals.  Online marketing efforts include: search/keyword marketing programs through major search partners including Google, Yahoo and MSN; online "storefront" relationships with websites such as America Online, Microsoft Network, Amazon and Yahoo; regular e-mail communications sent to over one million registered consumers using SilverPop; product and promotional banners presented on affiliate sites through integration partners Commission Junction and Performics; and online brand initiatives in support of viral, sweepstakes and traditional brand initiatives. In support of certain seasonal initiatives we have partnered with groups such as MySpace, YouTube and Ad.com.   We have leveraged our e-commerce infrastructure by opening additional sites to support our licensed and owned brands that include www.michele.com, www.zodiacwatches.com, www.emporioarmaniwatches.com, and www.dieseltimeframes.com as well as an international branding site located at http://global.fossil.com/.  We also leverage our e-commerce infrastructure to support a business-to-business site that allows domestic specialty retail accounts access to real-time inventory, account information and automated order processing.

During fiscal years 2006, 2005 and 2004, respectively, our direct or to consumer segment that include sales from company-owned stores and e-commerce businesses accounted for approximately 18.2%, 16.6% and 15.0% of net sales, respectively.

Catalog. In fiscal 2006, we distributed approximately 4.2 million FOSSIL catalogs through our company-owned stores in the United States and in mailings to our database of customers collected principally through our website. While catalog sales represent a small portion of FOSSIL brand net sales, we view this initiative as a key communication and advertising tool for the brand, further enhancing and focusing the brand image as well as promoting sales across all of our distribution channels.

Sales personnel.    We utilize an in-house sales staff and, to a lesser extent, independent sales representatives to promote the sale of our products to retail accounts. Our in-house sales personnel receive a salary and, in some cases, a commission based on a percentage of sales attributable to specified accounts. Independent sales representatives generally do not sell competing product lines and are under contracts with us that are generally terminable by either party upon 30 days prior notice. These independent contractors are compensated on a commission basis.

Customer service.    We have developed an approach to managing the retail sales process that involves monitoring our customers’ sales and inventories by product category and style, primarily through electronic data interchange.  We review weekly selling and inventory information to ensure our products are properly stocked and replenished on a timely basis. We also assist many of our customers in the conception, development and implementation of their marketing programs. We place significant emphasis on the establishment of cooperative advertising programs with our major retail customers. We believe that management of the retail sales process has resulted in close relationships with our principal customers, often allowing us to influence the mix, quantity and timing of their purchasing decisions.

We believe that our sales approach has historically accounted for high retail turnover in our products, which can result in attractive profit margins for our retail customers. We believe that the resulting profit margins for our wholesale customers encourage them to devote greater selling space to our products within their stores.  We are also able to work closely with buyers in determining the mix of products a store should carry. In addition, we believe that the buyers’ familiarity with our sales approach has facilitated, and should continue to facilitate, the introduction of new products through our existing distribution network.

We permit the return of damaged or defective products. In addition, although we have no obligation to do so, we accept limited amounts of product returns from our customers in certain other instances. Accordingly, we provide allowances for the estimated amount of product returns. The allowances for product returns as of the end of fiscal years 2006, 2005 and 2004 were $38.3 million, $32.1 million and $29.8 million, respectively. We have not historically experienced returns in excess of our aggregate allowances.

Backlog

It is the practice of a substantial number of our customers not to confirm orders by delivering a formal purchase order until a relatively short time prior to the shipment of goods. As a result, the amount of unfilled customer orders includes confirmed orders and orders that we believe will be confirmed by delivery of a formal purchase order. A majority of such amounts represent orders that have been confirmed. The remainder of such amounts represents orders that we believe, based on industry practice and prior experience, will be confirmed in the ordinary course of business. Our backlog at a particular time is affected by a number of factors, including seasonality and the scheduling of the manufacture and shipment of products. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. At the end of 2006 we had unfilled customer orders of approximately $115 million compared to $84 million and $116 million for fiscal years 2005 and 2004, respectively.

Manufacturing

Currently, of the watches we procure from the Far East, approximately 65% are produced through our two majority-owned entities that operate, or contract with, assembly factories located in China.  The remaining 35% of the watches we procure from Fossil East are manufactured by approximately 50 contract manufacturers located primarily in Hong Kong and China. Although we have no ownership interest in these contract manufacturers, we still maintain control of the supply chain from design through final delivery of the finished product. We believe substantial ownership of the assembly factories that produce a majority of our fashion watches is critical to our operating model as we believe this allows us to keep our designs proprietary, control the size of our production runs and vertically manage our supply chain. Production of approximately 85% of the jewelry product we sell is managed through one of our majority-owned entities in Hong Kong that sources the manufacture of this product through an unrelated factory in China.  The remaining 15% is manufactured by approximately ten factories located primarily in China.  All of our leather accessory and apparel product production is outsourced.  We believe that our policy of outsourcing the production of our leather and apparel product allows us flexibility in selection of our suppliers while avoiding significant capital expenditures, build-ups of work-in-process inventory and the costs of managing a substantial production work force. Our Swiss-made watches are assembled primarily in three third party factories within Switzerland.

The principal components used in the manufacture of our watches are cases, crystals, dials, movements, hands, bracelets and straps. These components are obtained by our manufacturing sources from a large number of suppliers located principally in China, Hong Kong, Italy, Japan, Korea, India, Switzerland, Taiwan and Thailand. The majority of the movements used in the assembly of our watches are supplied by four principal vendors.  One case and bracelet vendor produces approximately 25% of our global demands. No other single component supplier accounted for more than 10% of component supplies in 2006. The principal materials used in the manufacture of our jewelry products are sterling silver, stainless steel, semi-precious stones, and natural and synthetic materials. These components are primarily obtained from the same manufacturing sources that we use for our watches.  Except for the case and bracelet vendor, we do not believe that our business is materially dependent on any single component supplier.

We believe that we have established and maintain close relationships with a number of component manufacturers and assembly operations located in Hong Kong, China and Switzerland. In 2006, four separate watch manufacturers that are majority-owned by us each accounted for 10% or more of our watch production. The loss of any one of these manufacturers could temporarily disrupt shipments of certain of our watches. However, as a result of the number of component manufacturers and assembly operations from which we purchase our components and finished watches, we believe that we could arrange for the shipment of goods from alternative sources within approximately 90 days on terms that are not materially different from those currently available to us. Accordingly, we do not believe that the loss of any single assembly operation would have a material adverse effect on our business. However, our future success will generally depend upon our ability to maintain close relationships with, or ownership of, our current suppliers and to develop long-term relationships with other suppliers that satisfy our requirements for price and production flexibility.

Our products are manufactured according to plans that reflect management’s estimates of product performance based on recent sales results, current economic conditions and prior experience with manufacturing sources. The average lead time from the commitment to purchase products through the production and shipment thereof ranges from two to four months in the case of watches, leather goods, jewelry, eyewear and apparel.  We believe that the close relationships and, in certain cases, ownership interest, that we have established and maintain with our principal manufacturing sources constitute a significant competitive advantage and allow us to quickly and efficiently introduce innovative product designs and alter production in response to the retail performance of our products.

Quality control

Our quality control program attempts to ensure that our products meet the standards established by our product development staff. Samples of products are inspected by us prior to the placement of orders with manufacturing sources to ensure compliance with our specifications and we typically inspect prototypes of each product before production runs commence. The operations of our manufacturing sources located in Hong Kong and China are monitored on a periodic basis by Fossil East, and the operations of our manufacturing sources located in Switzerland are monitored on a periodic basis by Montres Antima SA, one of our foreign operating subsidiaries.  Substantially all of our watches and certain of our other accessories are inspected by personnel of Fossil East or by the manufacturer prior to shipment to us. Final inspections on a sampling basis occur when the products are received in our distribution centers. We believe that our policy of inspecting our products at the assembly/manufacturing facility, prior to shipment and at our distribution facilities is important to maintain the quality, consistency and reputation of our products.

Distribution

Upon completion of assembly/manufacturing, the majority of our products are shipped to one of our warehousing and distribution centers in Texas or Germany, from which they are shipped to customers in selected markets. Our centralized warehouse and distribution facilities in Texas and Germany allow us to maximize our inventory management and distribution capabilities and more readily meet the varying distribution requirements placed on us by our customers at a lower cost.  Our facilities in Texas and Germany are equipped with automated material handling equipment operated by world-class software from SAP AG and Manhattan Associates. The automated equipment and operating systems, in conjunction with the continual manual sampling of our outgoing orders prior to shipment, are important in maintaining the quality, accuracy, speed, and reputation of our products and distribution service.

Our warehouse and distribution facilities in Texas operate in a special purpose sub-zone established by the U.S. Department of Commerce Foreign Trade Zone Board.  As a result of the establishment of the sub-zone, the following economic and operational advantages are available to us: (i) we may not have to pay duty on imported merchandise until it leaves the sub-zone and enters the U.S. market, (ii) we may not have to pay any U.S. duty on merchandise if the imported merchandise is subsequently shipped to locations outside the U.S., and (iii) we do not have to pay local property tax on inventory located within the sub-zone.

Management information systems

General.  We believe that automation, reliable and scalable systems, accurate reporting and rapid flow of communication is essential to maintain our competitive position and support our key operating and financial goals. Therefore, we continue to invest in computer hardware, system application and telecommunication networks. Our management information systems consist of a wide spectrum of financial, distribution, human resources, merchandising, planning, point of sale, supply chain and other systems. Where possible and cost effective, we leverage our various systems on a global basis which enhances the accuracy, timeliness and accessibility of the relevant data.

Inventory control.    We maintain inventory control systems at our facilities that enable us to track each item of merchandise from receipt from our manufacturing sources through shipment to our customers. To facilitate this tracking, a significant number of products sold by us are pre-ticketed and bar coded prior to shipment to our wholesale customers. Our inventory control systems report shipping, sales and individual stock keeping unit level inventory information. We manage the retail sales process by monitoring customer sales and inventory levels of our products by product category and style, primarily through electronic data interchange. We believe that our distribution capabilities enable us to reduce inventory risk and increase flexibility in responding to the delivery requirements of our customers. Our management believes that our electronic data interchange efforts will continue to grow in the future as customers focus further on increasing operating efficiencies. In addition, we maintain systems that are designed to track inventory movement through our company-owned stores. Detailed sales transaction records are accumulated on each store’s point-of-sale system and polled nightly by us.

Enterprise resource planning.  Over the next few years we intend to continue implementing our enterprise resource planning system from SAP AG throughout certain of our subsidiary operations located in Europe.  This software is installed on a single site platform located in our U.S. headquarter facility and is operated off of an IBM mainframe. The software currently supports the human resources, sales and distribution, inventory planning, retail merchandising and operational and financial reporting systems of our U.S. businesses and certain subsidiary operations in Europe. The financial, sales and distribution, inventory planning and reporting system implementations were principally completed in the U.S., Germany and France during 2003, 2004 and 2005, respectively. The human resources and retail systems were implemented for our operations in the U.S. during 2005 and 2007, respectively.  We do not believe our subsidiary operations in the Far East are of a size to effectively benefit from our SAP software application.  However, we have implemented Microsoft’s Navision Enterprise Resource Planning System as our standard throughout most of our Far East distribution subsidiary operations.  During 2007, we are planning to implement this system in our principal Hong Kong office and China assembly facilities.  The Navision system supports many of the same functions as our SAP system on a local country level.

Warranty and repair

Our FOSSIL watch products sold in the U.S. are covered by a limited warranty against defects in materials or workmanship for a period of 11 years from the date of purchase.  RELIC watch products are covered by a comparable 12 year warranty while EMPORIO ARMANI, BURBERRY, MICHELE and ZODIAC watches are covered by a two year limited warranty.  Other licensed watch products generally are covered by a one year limited warranty. Generally, all of our watch products sold in Canada, Europe and Asia are covered by a two year limited warranty. The majority of our defective watch products returned by consumers are processed at our centralized repair facilities in Texas and France. We also maintain repair facilities at a majority of our subsidiaries as well as through our network of distributors to handle repairs which are minor in nature or are not convenient to one of our centralized repair facilities. In most cases, defective products under warranty are repaired by our personnel or distributors. We attempt to retain adequate levels of component parts to facilitate after-sales service of our watches, even after the discontinuance of specific styles. In 2001, we developed and implemented a component parts system that tracks the inventory of our various component replacement parts that can be utilized by all authorized repair facilities for identifying stock needs and availability and for procurement. Watch and non-watch products under warranty that cannot be repaired in a cost-effective manner are replaced by us at no cost to the customer.

Governmental regulations

Imports and import restrictions .  Most of our products are manufactured overseas. As a result, the U.S. and countries in which our products are manufactured or sold may from time to time modify existing or impose new quotas, duties (including antidumping or countervailing duties), tariffs or other restrictions in a manner that adversely affects us. For example, our products imported to the U.S. are subject to U.S. customs duties and, in the ordinary course of our business we may from time to time be subject to claims by the U.S. Customs Service for duties and other charges. Factors that may influence the modification or imposition of these restrictions include the determination by the U.S. Trade Representative that a country has denied adequate intellectual property rights or fair and equitable market access to U.S. firms that rely on intellectual property, trade disputes between the U.S. and a country that leads to withdrawal of “most favored nation” status for that country and economic and political changes within a country that are viewed unfavorably by the U.S. government. We cannot predict the effect, if any, these events would have on our operations, especially in light of the concentration of our manufacturing operations in Hong Kong and China.

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

Intellectual property

Trademarks.    We use the FOSSIL, RELIC, MICHELE, ZODIAC and other trademarks on certain of our watches, leather goods, apparel and other fashion accessories in the U.S. and in a significant number of foreign countries.  We have taken steps to establish or provide additional protection for our trademarks by registering or applying to register our trademarks for relevant classes of products in each country wherein our products are sold in addition to certain foreign countries where it is our intent to market our products in the future.  Each trademark is renewable indefinitely, so long as we continue to use the mark in the applicable jurisdiction and make the appropriate filings when required. We aggressively protect our trademarks and trade dress and pursue infringers both domestically and internationally. We also pursue counterfeiters both domestically and internationally through leads generated internally, as well as through business partners worldwide. In certain cases we track serial numbers of our products or we etch microscopic identification numbers on certain of our watches in order to identify potential customers who might be diverting product into a parallel market.

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

License Agreements.    A portion of our growth in sales and net income is, and is expected to continue to be, derived from the sales of products produced under licensing agreements with third parties. Under these license agreements, we generally have the right to produce, market and distribute certain products utilizing the brand names of other companies. Our material license agreements have various expiration dates between 2007 and 2012. The BURBERRY and EMPORIO ARMANI licenses expire on December 31, 2007 and 2008, respectively. We are currently negotiating with both parties for new license agreements.

Seasonality

      Although the majority of our products are not seasonal, our business is seasonal by nature.  A significant portion of our net sales and operating income are generated during the third and fourth quarter of our fiscal year, which includes the “back to school” and Christmas season. Additionally, as our owned-retail sales increase as a percentage of our sales mix, it will benefit our sales and profitability in the fourth quarter, generally at the expense of the first quarter when it is more difficult to leverage retail expenses against the stores’ sales. The amount of net sales and operating income generated during the fourth quarter also depends upon the anticipated level of retail sales during the Christmas season, as well as general economic conditions and other factors beyond our control.  In addition, the amount of net sales and operating income generated during the first quarter depends in part upon the actual level of retail sales during the Christmas season.  Lower levels of inventory held by our wholesale customers at the end of the Christmas season may result in higher levels of restocking orders placed by them.

Competition

The businesses in which we compete are highly competitive and fragmented. We believe that the current market for watches can be divided into four segments, ranging from lower price point watches that are typically distributed through mass market channels to luxury watches at higher price points that are typically distributed through fine watch departments of upscale department stores or upscale specialty watch and fine jewelry stores.  Our watch business generally competes with a number of established manufacturers, importers and distributors in many of these segments, including, Armitron, Citizen, Gucci, Kenneth Cole, LVMH Group, Movado, Raymond Weil, Seiko, Swatch, Swiss Army, TAG Heuer and Timex. In addition, our leather goods, sunglass, jewelry and apparel businesses compete with a large number of established companies that have significantly greater experience than us in designing, developing, marketing and distributing such products. In all of our businesses, we compete with numerous manufacturers, importers and distributors who have significantly greater financial, distribution, advertising and marketing resources than us. Our competitors include distributors that import watches, accessories and apparel from abroad, domestic companies that have established foreign manufacturing relationships and companies that produce accessories and apparel domestically.

Although the level and nature of competition varies among our product categories and geographic regions, we believe that we compete on the basis of style, price, value, quality, brand name, advertising, marketing, distribution and customer service. In addition, we believe that our ability to identify and respond to changing fashion trends and consumer preferences, to maintain existing relationships and develop new relationships with manufacturing sources, to deliver quality merchandise in a timely manner and to manage the retail sales process are important factors in our ability to compete.

We consider the risk of significant new competitors is mitigated to some extent by barriers to entry such as high startup costs and the development of long-term relationships with customers and manufacturing sources. During the past few years, it has been our experience that better department stores and other major retailers have been increasingly unwilling to source products from suppliers who are not well capitalized or do not have a demonstrated ability to deliver quality merchandise in a timely manner. There can be no assurance, however, that significant new competitors will not emerge in the future.

Employees

As of the end of fiscal year 2006, we employed approximately 7,400 persons, including approximately 2,200 persons employed by our foreign operating subsidiaries.

None of our domestic or international employees are represented by a trade union, however certain European-based employees are represented by work councils, consisting of certain of the current employees who negotiate with management on behalf of all the employees. We have never experienced a work stoppage and consider our working relationship with our employees and work councils to be good.

Item 1A.  Risk Factors

The statements contained in this Annual Report on Form 10-K that are not historical facts, including, but not limited to, statements regarding our expected financial position, business and financing plans found in Item 1. Business and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words may, believes, expects, plans, intends, anticipates and similar expressions identify forward-looking statements. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements.

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

On November 14, 2006, we announced that an internal review had discovered irregularities related to the issuance of certain equity grants made from fiscal years 1993 through 2006.  We also announced that a Special Committee of outside directors (the “Special Committee”) had been formed and had hired independent counsel, with the assistance of forensic accountants, to conduct a full investigation of our past equity granting practices.  As described in the Explanatory Note immediately preceding Part I, Item 1, and in Note 2, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements in this Form 10-K, as a result of the internal review and independent investigation, we have concluded, and the Audit Committee agrees, that incorrect measurement dates were used for financial accounting purposes for certain equity grants made in prior periods.  As a result, we have recorded additional non-cash stock-based compensation expense, and related tax effects, with regard to certain past equity grants and have restated certain previously filed financial statements included in this Form 10-K.

On November 14, 2006, we also self-reported to the staff of the SEC that the Special Committee was reviewing our historical equity granting practices.  In a letter dated November 28, 2006, the SEC staff advised us that it had commenced an informal inquiry regarding our stock option grants and related accounting.  We cooperated fully with this inquiry.  In a letter dated July 20, 2007, the SEC staff has informed us that their investigation has been completed and they do not intend to recommend any enforcement action by the SEC. While we believe we have made appropriate judgments in determining the most appropriate measurement dates for our equity grants, the SEC may disagree with the manner in which we have accounted for and reported, or not reported, the financial impacts.  Accordingly, there is a risk we may have to further restate our prior financial statements, amend prior filings with the SEC, or take other actions not currently contemplated.

Our past equity granting practices and the restatement of prior financial statements have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions.  As described in Part I, Item 3, Legal Proceedings, several derivative complaints have been filed in federal courts against our current and former directors and certain of our executive officers pertaining to allegations relating to stock option grants. Litigation and any potential regulatory proceeding or action may be time consuming, expensive and distracting from the conduct of our business.  No assurance can be given regarding the outcomes from litigation, regulatory proceedings or government enforcement actions relating to our past equity granting practices.  Furthermore, if we are subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business, financial condition, results of operations and cash flows.  We cannot provide assurance that we will not be subject to adverse publicity or adverse customer reactions in connection with these matters.  In addition, if our business results deteriorate significantly, or if there is an event, outcome or action as a result of the pending civil litigation which is materially adverse to the Company, our credit ratings may be downgraded.  A significant downgrade in ratings may increase the cost of borrowing for the Company or limit the Company’s access to capital.

We also received NASDAQ Staff Determination notices on November 20, 2006 and March 13, 2007 stating we were not in compliance with NASDAQ Marketplace Rule 4310(c)(14) because we had not timely filed our Quarterly Report on Form 10-Q for the quarter ended October 7, 2006 and our Annual Report on Form 10-K for the period ended January 6, 2007, respectively, and were therefore subject to delisting from the NASDAQ Global Select Market.  On May 18, 2007, we received notice from the NASDAQ Listing and Hearing Review Council (the “Council”) indicating that the Council had called for review the April 24, 2007 decision of the NASDAQ Listing Qualifications Panel (the “Panel”).  In addition, we received notice that the Council, pursuant to its discretionary authority under NASDAQ Marketplace Rule 4807(b), has also decided to stay the April 24, 2007 decision to suspend our securities from trading, pending further action by the Council.  On May 21, 2007 we received an additional Determination letter from NASDAQ stating we were not in compliance with NASDAQ Marketplace Rule 4310(c)(14) because we had not timely filed our Quarterly Report on Form 10-Q for the quarter ended April 6, 2007, which did not impact the Council’s previous decision regarding the stay.  During the stay, our shares will remain listed on the NASDAQ Global Select Market.  With the filing of this annual report on Form 10-K, and other delinquent filings to be made, we believe that we will remedy our non-compliance with Marketplace Rule 4310(c)(14), subject to NASDAQ’s affirmative completion of its compliance protocols and its notification of the Company accordingly.  However, if the SEC disagrees with the manner in which we have accounted for and reported, or not reported, the financial impact of past equity grants, there could be further delays in filing subsequent SEC reports that might result in delisting of our common stock from the NASDAQ Global Select Market.

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

Our success depends upon our ability to continue to develop innovative products

      Our success also depends upon our ability to continue to develop innovative products in the respective markets in which we compete.  If we are unable to successfully introduce new products, or if our competitors introduce superior products, customers may purchase increasing amounts of products from our competitors, which could adversely affect our revenues and results of operations.

We have recently expanded and intend to further expand the scope of our product offerings and new products introduced by us may not achieve consumer acceptance comparable to that of our existing product lines.

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

A portion of our growth in sales and net income is, and is expected to continue to be, derived from the sales of products produced under license agreements with third parties.  Under these license agreements, we generally have the right to produce, market and distribute certain products utilizing the brand names of other companies.  We sell products under certain licensed brands, including, but not limited to, ADIDAS, EMPORIO ARMANI, BURBERRY, DIESEL, DKNY, MARC BY MARC JACOBS and MICHAEL Michael Kors.  Sales of our licensed products amounted to 30.3% of our sales for fiscal year 2006, with certain individual licensed brands accounting for a significant portion of our revenues.  Our material license agreements have various expiration dates between 2007 and 2012.  In addition, certain license agreements may require us to make minimum royalty payments, subject us to restrictive covenants or require us to comply with certain other obligations and may be terminated by the licensor if these or other conditions are not met or upon certain events.  We may not be able to continue to meet our obligations or fulfill the conditions under these agreements in the future.  In addition, we may be unable to renew our existing license agreements beyond the current term or obtain new license agreements to replace any lost license agreements on similar economic terms or at all.  The failure by us to maintain or renew one or more of our existing material license agreements could result in a significant decrease in our revenues and have a material adverse affect on our results of operations.

Our license agreements may require minimum royalty commitments regardless of the level of product sales under these agreements.

With respect to our license agreements, we have in the past experienced, and could again in the future experience, instances where minimum royalty commitments under these agreements exceeded royalties payable based upon our sales of such licensed products.  We incurred royalty expense of approximately $44.1 million, $34.6 million and $32.9 million in fiscal years 2006, 2005 and 2004, respectively.  We also have several agreements in effect at the end of fiscal year 2006 which expire on various dates from December 2007 through December 2012 that require us to pay royalties ranging from 3% to 20% of defined net sales.

Fluctuations in the price, availability and quality of raw materials could cause delays and increase costs.

Fluctuations in the price, availability and quality of the raw materials used by us in our products, or used by our third-party manufacturers, could have a material adverse effect on our cost of sales or ability to meet our customers’ demands.  The price and availability of such raw materials may fluctuate significantly, depending on many factors, including natural resources, increased freight costs, increased labor costs and weather conditions.  In the future we may not be able to pass all or a portion of such higher raw materials prices on to our customers.

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

A majority of our watch products are currently sourced or manufactured to our specifications by two factories located in China and Hong Kong, which are either wholly-owned or majority-owned by us and by one factory whose owner has a minority interest in a trading company we own, and, to a lesser extent, by owned or independent manufacturers in China, Hong Kong and Switzerland.  Certain of our other products are currently manufactured to our specifications by independent manufacturers in international locations, including China, Hong Kong, Italy, Korea, Mexico and Taiwan.  We have no long-term contracts with these independent manufacturing sources and compete with other companies for production facilities.  All transactions between us and our independent manufacturing sources are conducted on the basis of purchase orders. Our future success will depend upon our ability to maintain close relationships with our current suppliers and to develop long-term relationships with other suppliers that satisfy our requirements for price, quality and production flexibility.

If an independent manufacturer or license partner of ours fails to use acceptable labor practices, our business could suffer.

We have no control over the ultimate actions or labor practices of our independent manufacturers.  The violation of labor or other laws by one of our independent manufacturers, or by one of our license partners, or the divergence of an independent manufacturer’s or license partner’s labor practices from those generally accepted as ethical in the United States or other countries in which the violation or divergence occurred, could interrupt or otherwise disrupt the shipment of finished products to us or damage our reputation.  Any of these, in turn, could have a material adverse effect on our financial condition and results of operations. As a result, should one of our independent manufacturers be found in violation of state or international labor laws, we could suffer financial or other unforeseen consequences.

We extend unsecured credit to our customers and are therefore vulnerable to any financial difficulties they may face.

We sell our merchandise primarily to department stores and specialty retail stores in over 90 countries worldwide.  We extend credit based on an evaluation of each customer’s financial condition, usually without requiring collateral.  Should any of our larger customers experience financial difficulties, we could curtail business with such customers or assume more credit risk relating to such customers’ receivables.  Our inability to collect on our trade accounts receivable relating to such customers could have a material adverse effect on the amount of revenues that we receive and our results of operations.

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

During recent years, we have experienced substantial growth in sales.  Our ability to continue this growth is dependent on the successful implementation of our business strategy.  This includes diversification of our product offerings, expansion of our company-owned accessory and outlet locations and certain strategic acquisitions.  If we are not successful in the expansion of our product offerings or our new products are not profitable or do not generate sales comparable to those of our existing businesses, our results of operations could be negatively impacted.  Another element of our business strategy is to place increased emphasis on growth in selected international markets.  If our brand names and products do not achieve a high degree of consumer acceptance in these markets, our revenues could be adversely affected.

We also operate FOSSIL brand stores and other non-FOSSIL branded stores and have historically expanded our company-owned accessory and outlet locations to further strengthen our brand image.  As of January 6, 2007, we operated 198 worldwide.  The costs associated with leasehold improvements to current stores and the costs associated with opening new stores could materially increase our costs of operation, particularly if we decide to open more stores on a yearly basis than our historical averages.

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

Our warehouse and distribution facilities in Dallas and Richardson, Texas are operated in a special purpose sub-zone established by the U.S. Department of Commerce Foreign Trade Zone Board.  Although the sub-zone allows us certain tax advantages, the sub-zone is highly regulated by the U.S. Customs Service.  This level of regulation may cause disruptions or delays in the distribution of our products out of these facilities.  Under some circumstances, the U.S. Customs Service has the right to shut down the entire sub-zone and, therefore, our entire warehouse and distribution facilities.  During the time that the sub-zone is shut down, we may be unable to adequately meet the supply requests of our customers and our company-owned retail stores, which could have an adverse effect on our sales, relationships with our customers, and results of operation, especially if the shut down were to occur during our third or fourth quarter.

Our implementation of a new enterprise resource planning system could disrupt our computer system and divert management time.

In 2003, we began implementing an enterprise resource planning system from SAP AG, a German software company.  We implemented the new enterprise resource planning system in our U.S., Germany and France locations in 2003, 2004 and 2005, respectively.  Over the next few years, we intend to replace our existing enterprise resource planning systems and other principal financial systems in certain other subsidiaries with software systems provided by SAP AG.  Our current expansion plans may place significant strain on our management, working capital, financial and management control systems and staff.  The failure to maintain or upgrade financial and management control systems, to recruit additional staff or to respond effectively to difficulties encountered during expansion could have a material adverse effect on our ability to respond to trends in our target markets, market our products and meet our customers’ requirements.  The sustained disruption or failure of our systems due to force majeure or as part of an upgrade, conversion or other systems maintenance could result in the same adverse effects.

Changes in the mix of product sales demand could negatively impact our gross profit margins.

Our gross profit margins are impacted by our sales mix.  Sales from our company-owned full price retail stores and international and licensed watch businesses generally provide gross margins in excess of our historical consolidated gross profit margin, while accessory products generally provide gross profit margins below our historical consolidated gross profit margin.  If future sales from our company-owned full price retail stores and international and licensed watch businesses do not increase at a faster rate than our domestic accessory business, our gross profit margins may grow at a slower pace, cease to grow, or decrease relative to our historical consolidated gross profit margin.  We have also recently begun distributing private label product to the mass market channel at gross profit margins significantly lower than our historical consolidated gross profit margin.  Although this business only represents approximately 2.5% of our consolidated net revenues, future growth in this channel at rates in excess of our consolidated net revenue growth rate could negatively impact our consolidated gross profit margins.

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

We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002. These provisions provide for the identification of material weaknesses in internal controls over financial reporting, which is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls and disclosure controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions, such as growth of the company or increased transaction volume, or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Our business is also subject to the risks associated with U.S. and foreign legislation and regulations relating to imports, including quotas, duties, tariffs or taxes, and other charges or restrictions on imports, which could adversely affect our operations and our ability to import products at current or increased levels.  We cannot predict whether additional U.S. and foreign customs quotas, duties (including antidumping or countervailing duties), tariffs, taxes or other charges or restrictions, requirements as to where raw materials must be purchased, additional workplace regulations or other restrictions on our imports will be imposed upon the importation of our products in the future or adversely modified, or what effect such actions would have on our costs of operations.  For example, our products imported to the United States are subject to U.S. customs duties and, in the ordinary course of our business we may from time to time be subject to claims by the U.S. Customs Service for duties and other charges. Factors that may influence the modification or imposition of these restrictions include the determination by the U.S. Trade Representative that a country has denied adequate intellectual property rights or fair and equitable market access to U.S. firms that rely on intellectual property, trade disputes between the United States and a country that leads to withdrawal of “most favored nation” status for that country and economic and political changes within a country that are viewed unfavorably by the U.S. government. Future quotas, duties or tariffs may have a material adverse effect on our business, financial condition and results of operations.  Future trade agreements could also provide our competitors with an advantage over us, or increase our costs, either of which could have a material adverse effect on our business, results of operations and financial condition.  Substantially all of our import operations are subject to:

•	quotas imposed by bilateral textile agreements between the countries where our apparel-producing facilities are located and foreign countries; and

•	and customs duties imposed by the governments where our apparel-producing facilities are located on imported products, including raw materials.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Company Facilities.  As of the end of fiscal year 2006, we owned or leased the following material facilities in connection with our domestic and international operations:

Location	Use	Square Footage	Owned / Leased
Richardson, Texas	Corporate headquarters	190,000	Owned
Richardson, Texas	Warehouse and distribution	138,000	Owned
Richardson, Texas	Office	131,541	Owned
Dallas, Texas	Office, warehouse and distribution	517,500	Owned
Eggstätt, Germany	Office, warehouse and distribution	230,000	Owned
Milton Keynes, United Kingdom	Office, warehouse and distribution	20,155	Owned
New York, New York	General office and showroom	26,552	Lease expiring in 2016
Hong Kong	Office, warehouse and distribution	44,590	Lease expiring in 2007
Basel, Switzerland	European headquarters	36,113	Lease expiring in 2013
China	Manufacturing	110,231	Lease expiring in 2008

We also lease certain other manufacturing and/or office, warehouse and/or distribution facilities in Atlanta, Georgia; Chicago, Illinois; Los Angeles, California; Miami, Florida; Biel, Switzerland; Sweden; Taiwan; Hong Kong; Malaysia; Mexico; Singapore; New Zealand; the United Kingdom; Australia; Japan; Canada; Netherlands; China; and Italy and own an office, warehouse and watch repair facility in France.

           U.S.-based Apparel Retail Store Facilities.  As of the end of fiscal year 2006, we had entered into 34 lease agreements for retail space at prime locations in the United States for the sale of our apparel line and certain of our accessory products, which include leases for two new stores that are scheduled to open in fiscal year 2007.  The leases, including renewal options, expire at various times from 2010 to 2018. The leases provide for minimum annual rentals and, in certain cases, for the payment of additional rent when sales exceed specified net sales amounts. We are also required to pay our pro rata share of the common area maintenance costs, including real estate taxes, insurance, maintenance expenses and utilities.

    U.S.-based Accessory Retail Store Facilities.  As of the end of fiscal year 2006, we had entered into 49 lease agreements for retail space at prime locations in the United States for the sale of our full assortment of accessory products including our Modern Watch Co. stores, which include leases for two new stores, that are scheduled to open in fiscal year 2007. The leases, including renewal options, expire at various times from 2008 to 2018. The leases provide for minimum annual rentals and, in certain cases, for the payment of additional rent when sales exceed specified net sales amounts. We are also required to pay our pro rata share of the common area maintenance costs, including real estate taxes, insurance, maintenance expenses and utilities.

    U.S.-based Outlet Store Facilities.  We lease retail space at selected outlet centers throughout the United States for the sale of our products. As of the end of fiscal year 2006 we had entered into 74 such leases.  The leases, including renewal options, expire at various times from 2006 to 2018, and provide for minimum annual rentals and for the payment of additional rent based on a percentage of sales above specified net sales amounts. We are also required to pay our pro rata share of the common area maintenance costs at each outlet center, including, real estate taxes, insurance, maintenance expenses and utilities.

    International Store Facilities.  At the end of fiscal year 2006, we had entered into 47 lease agreements for retail stores located outside the U.S., including leases for 2 stores that are scheduled to open in fiscal year 2007.  The leases, including renewal options, expire at various times from 2007 to 2015.  The leases provide for minimum annual rentals and, in certain cases, for the payment of additional rent when sales exceed specified net sales amounts. We are also required to pay our pro rata share of the common area maintenance costs, including real estate taxes, insurance, maintenance expenses and utilities.

We believe that our existing facilities are well maintained and in good operating condition.

Item 3.  Legal Proceedings

Three shareholder derivative lawsuits have been filed in the United States District Court for the Northern District of Texas, Dallas Division, naming us as a nominal defendant and naming all of our then current directors and certain of our current and former officers and directors as defendants.  The first suit, captioned City of Pontiac Policeman’s and Fireman’s Retirement System, derivatively on behalf of Fossil, Inc. v. Tom Kartsotis, Kosta N. Kartsotis, Michael L. Kovar, Michael W. Barnes, Mark D. Quick, Randy S. Kercho, Jal S. Shroff, Randy S. Hyne, Thomas R. Tunnel, Richard H. Gundy, Kenneth W. Anderson, Andrea Camerana, Alan J. Gold, Michael Steinberg, Donald J. Stone and Cadence Wang (Cause No. 3-06CV1672-P), was filed on September 13, 2006.  The second suit, captioned Robert B. Minich, derivatively on behalf of Fossil, Inc. v. Tom Karstotis, Kosta N. Kartsotis, Michael L. Kovar, Michael W. Barnes, Mark D. Quick, Randy S. Kercho, Jal S. Shroff, Randy S. Hyne, Thomas R. Tunnel, Richard H. Gundy, Kenneth W. Anderson, Andrea Camerana, Alan J. Gold, Michael Steinberg, Donald J. Stone and Cadence Wang (Cause No. 3-06CV1977-M), was filed on October 26, 2006.  The third suit, captioned Robert Neel, derivatively on behalf of Fossil, Inc. v. Michael W. Barnes, Richard H. Gundy, Randy S. Kercho, Mark D. Quick, Tom Kartsotis, Kosta N. Kartsotis, Jal S. Shroff, T. R. Tunnell, Michael L. Kovar, Donald J. Stone, Kenneth W. Anderson, Alan J. Gold, Michael Steinberg, and Fossil, Inc. (Cause No. 3-06CV2264-G), was filed on December 8, 2006. The complaints allege purported violations of federal securities laws and state law claims for breach of fiduciary duty, abuse of control, constructive fraud, corporate waste, unjust enrichment and gross mismanagement in connection with certain stock option grants made by us.  We believe that we have meritorious defenses to these claims, and we intend to assert a vigorous defense to the litigation.  The ultimate liability with respect to these claims cannot be determined at this time; however, we do not expect this matter to have a material impact on our financial position, operations or liquidity.

On November 14, 2006, we self-reported to the staff of the SEC that a Special Committee, consisting of certain independent members of our Board of Directors, was voluntarily reviewing our historical equity granting practices.  In a letter dated November 28, 2006, the SEC staff advised us that it had commenced an informal inquiry regarding our stock option grants and related accounting.  We cooperated fully with this inquiry.  In a letter dated July 20, 2007, the SEC staff has informed us that their investigation has been completed and they do not intend to recommend any enforcement action by the SEC.

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

With the filing of this annual report on Form 10-K and other delinquent filings, we believe that we will remedy our non-compliance with Marketplace Rule 4310(c)(14), subject to NASDAQ’s affirmative completion of its compliance protocols and its notification of the Company accordingly.  However, if the SEC disagrees with the manner in which we have accounted for and reported, or not reported, the financial impact of past equity grants, there could be further delays in filing subsequent SEC reports that might result in delisting of our common stock from the NASDAQ Global Select Market.

There are no other legal proceedings to which we are a party or to which our properties are subject, other than routine litigation incident to our business, which is not material to our consolidated financial condition, cash flows or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our stockholders during the fourth quarter of fiscal year 2006.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is listed on the NASDAQ Global Select Market under the symbol “FOSL.” Quotation of our Common Stock began on the NASDAQ Global Select Market on April 8, 1993.

The following table sets forth the range of quarterly high and low sales prices per share of our Common Stock on the NASDAQ Global Select Market for the fiscal years ended January 6, 2007 and December 31, 2005.

	High	Low
Fiscal year beginning January 1, 2006:
First Quarter	$23.840	$16.670
Second Quarter	19.250	15.890
Third Quarter	22.160	16.960
Fourth Quarter	23.400	20.590
Fiscal year beginning January 2, 2005:
First Quarter	$28.950	$23.970
Second Quarter	25.910	18.900
Third Quarter	25.080	17.820
Fourth Quarter	22.090	14.960

As of July 26, 2007, there were 149 holders of record, although we believe that the number of beneficial owners is much larger.

Cash Dividend Policy.  We did not pay any cash dividends in 2005 or 2006.  We expect that we will retain all available earnings generated by our operations for the development and growth of our business and common stock buyback programs and do not anticipate paying any cash dividends in the foreseeable future. Any future determination as to a cash dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition and future prospects and such other factors as our Board of Directors may deem relevant.

Common Stock Performance Graph

The following performance graph compares the cumulative return of the Common Stock over the preceding five year periods with that of the Broad Market (CRSP Total Return Index of the NASDAQ Global Select Market (US)) and the NASDAQ Retail Trade Stocks.  Each Index assumes $100 invested at December 31, 2001 and is calculated assuming quarterly reinvestment of dividends and quarterly weighting by market capitalization.

2006 COMPARATIVE TOTAL RETURNS
Fossil, Inc., NASDAQ Global Select Market and
NASDAQ Market Retail Trades Group
(Performance Results through 12/31/06)

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Fossil, Inc.	100.00	145.34	200.96	274.81	230.55	242.02
NASDAQ Global Select Market	100.00	69.13	103.36	112.49	114.88	126.21
NASDAQ Retail Trades	100.00	84.97	118.32	150.07	151.49	165.45

Recent Sales of Unregistered Securities

We had no sales of unregistered securities during the fourth quarter of fiscal year 2006.

Item 6. Selected Financial Data

           The following information should be read in conjunction with our consolidated financial statements and notes thereon.  The information presented in the following tables has been adjusted to reflect effects of the restatement of the Company’s financial results, which is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and Note 2, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements of this Form 10-K.

FINANCIAL HIGHLIGHTS

Fiscal Year	2006	2005 (1)		2004 (1)		2003 (5)	2002 (5)
		As Restated		As Restated		As Restated	As Restated

	IN THOUSANDS, EXCEPT PER SHARE DATA

Net sales	$1,213,965	$1,043,120		$957,309		$781,175	$663,338
Gross profit	608,919	535,140		502,610		398,018	334,008
Operating income	123,325	108,988		131,135		105,645	94,931
Income before taxes	118,795	102,948		136,208		106,492	94,680
Net income	77,582	75,670		89,545		66,076	57,728
Earnings per share: (4)
Basic	1.15	1.07	(2)	1.27	(3)	0.95	0.84
Diluted	1.13	1.04	(2)	1.23	(3)	0.92	0.81
Weighted average common and common
equivalent shares outstanding: (4)
Basic	67,177	70,476		70,367		69,591	68,987
Diluted	68,817	72,424		72,998		71,935	71,316

Working capital	$357,608	$326,502		$369,864		$311,709	$242,404
Total assets	852,597	745,142		783,423		587,738	483,287
Other long term liabilities	7,893	6,692		1,487		-	-
Stockholders' equity	602,201	526,317		524,426		422,974	341,576
Return on average stockholders' equity	14.2%	14.0%		19.2%		17.8%	$23.6%

(1)	See the "Explanatory Note" immediately preceding Part I, Item 1 and Note 2, "Restatement of Consolidated Financial Statements", in Notes to Consolidated Financial Statements of this Form 10-K.
(2)
Includes a one time tax benefit of $12 million related to the repatriation of subsidiary earnings which were not considered permanently invested pursuant to the American Jobs Creation Act of 2004. Excluding this benefit, net income, basic earnings per share and diluted earnings per share would have been approximately $63.7 million, $0.90, and $0.88, respectively.

(3)
Includes one time after tax charges related to cumulative rent expense adjustments and settlement of a supplier claim of $2.0 million and $550,000 respectively. Excluding these one-time charges, net income, basic earnings per share and diluted earnings per share were $92.1 million, $1.31 and $1.26, respectively.

(4)	All share and per share price data have been adjusted to reflect three-for-two stock splits effected in the form of stock dividends paid on June 7, 2002, and April 8, 2004.

Management has provided the following non-GAAP financial information so that investors can more easily compare financial performance of the Company's current business operations from period to period. A reconciliation to the nearest GAAP financial measure is shown in the table below.

Fiscal Year	2005		2004
Net Income	75,670		89,545
Less one time tax benefit	12,000	(2)
Plus:
Rent expense			2,000	(3)
Supplier claim			550	(3)
Proforma net income	63,670		92,095
Proforma earnings per share:
Basic	0.90		1.31
Diluted	0.88		1.26

(5)
The selected financial data for 2003 and 2002 has been restated to reflect adjustments related to stock-based compensation expense, other corrections of errors in our prior year financial statements and the associated tax impact as further described in the "Explanatory Note" immediately preceding Part I, Item 1 of this Form 10-K. As a result of these adjustments, net income was reduced by $2.3 million and $1.2 million for the years ended 2003 and 2002, respectively as follows:

	2003			2002

	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

Net sales	$781,175	$-	$781,175	$663,338	$-	$663,338
Gross profit	399,023	(1,005)	398,018	333,003	1,005	334,008
Operating income	108,808	(3,163)	105,645	95,930	(999)	94,931
Income before taxes	109,471	(2,979)	106,492	95,979	(1,299)	94,680
Net income	68,335	(2,259)	66,076	58,907	(1,179)	57,728
Earnings per share:
Basic	0.98	n/a	0.95	0.85	n/a	0.84
Diluted	0.93	n/a	0.92	0.81	n/a	0.81
Weighted average common and common equivalent shares outstanding:
Basic	69,817	(226)	69,591	68,990	(3)	68,987
Diluted	73,182	(1,247)	71,935	72,357	(1,041)	71,316

Working capital	$313,561	$(1,852)	$311,709	$241,177	$1,227	$242,404
Total assets	587,541	197	587,738	482,526	761	483,287
Other long term liabilities	-	-	-	-		-
Stockholders' equity	423,426	(452)	422,974	340,541	1,035	341,576
Return on average stockholders' equity	18.4%	n/a	17.8%	19.9%	n/a	23.6%

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary

We are a design, development, marketing and distribution company that specializes in consumer fashion accessories. Since our inception in 1984, we have grown into a global accessory company with a well-recognized branded portfolio of watches delivered over an extensive distribution network. Our extensive line of fashion watches includes our proprietary brands as well as brands licensed from some of the most prestigious companies in the world. We also offer complementary lines of handbags, small leather goods, belts, and sunglasses under the FOSSIL and RELIC brands, jewelry under the FOSSIL, MICHELE, DIESEL and EMPORIO ARMANI brands and FOSSIL apparel. Our centralized infrastructure in design/development and production/sourcing allows us to leverage the strength of our branded watch and jewelry portfolio over an extensive global distribution network.

Our products are sold primarily to department stores and specialty retail stores in over 90 countries worldwide through 21 company-owned foreign sales subsidiaries and through a network of approximately 56 independent distributors. Our wholesale business for leather and sunglass products is primarily conducted through U.S. and Germany department stores. Our foreign operations include wholly or majority-owned subsidiaries in Australia, Austria, Canada, China, Denmark, France, Germany, Hong Kong, Italy, Japan, Malaysia, Mexico, the Netherlands, New Zealand, Norway, Singapore, Sweden, Switzerland, Taiwan and the United Kingdom. In addition, our products are offered at 198 company-owned retail locations, located in the United States and certain international markets; authorized FOSSIL retail stores and kiosks located in several major airports, on cruise ships and in certain international markets; over the internet at www.fossil.com; and through our direct to consumer catalog. The expansion of our product lines worldwide and leveraging of our infrastructure have contributed to our operating profits and increasing net sales.

Restatement of Consolidated Financial Statements

In June 2006, as a result of the wide-scale scrutiny of employee stock option grant practices including a report issued on June 13, 2006 by UBS Securities LLC mentioning the Company, we began a review of our historical stock option practices in order to determine whether there were any improprieties related to the timing of our past stock option grants.  We voluntarily undertook this limited review of the timing of stock option grants (the “June 2006 Internal Review”) to provide our Audit Committee with information so that it could make a determination as to whether a further, more detailed review appeared necessary or appropriate. The June 2006 Internal Review was conducted primarily as a review of the hard copy files maintained by us pertaining to the approval of grants since we went public in April 1993 and was focused specifically on whether there was evidence in the reviewed material of intentional back-dating of grants to Section 16 officers during that period.  On August 21, 2006, we provided the Audit Committee with a preliminary report on the results of the June 2006 Internal Review.  Subsequent to that meeting, the Audit Committee instructed us to conduct further work with respect to such review.

On September 13, 2006, a derivative lawsuit was filed against certain present and former directors and executive officers of the Company and the Company, as a nominal defendant, in connection with our stock option practices from 1996 to 2006.  On September 19, 2006, the Office of the Chief Accountant of the Securities and Exchange Commission released a letter (the “Hewitt Letter”) discussing certain of the existing accounting guidance related to grants of stock options.  The accounting guidance applicable to the grants in question was, in most cases, APB Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). Subsequent to the Hewitt letter, we continued the June 2006 Internal Review with a focus on identifying whether the measurement dates of various grants were appropriate under APB No. 25.

On November 11, 2006, our Board of Directors convened a special meeting at which (i) the updated findings of the June 2006 Internal Review were presented and (ii) the Board of Directors formed a committee consisting of five independent members of the Board of Directors to serve as a special committee of the Board (the “Special Committee”). The Special Committee was ultimately reconstituted on February 8, 2007, to consist of two independent members of the Board. On November 14, 2006, we announced the appointment of the Special Committee to voluntarily review our historical equity granting practices.  The Special Committee’s voluntary review was undertaken with assistance from independent legal counsel, Weil, Gotshal & Manges LLP, and forensic accounting assistance from FTI Consulting, Inc.

On May 7, 2007, we issued a press release announcing the results of the Special Committee’s review which are set forth in our Form 8-K filed on May 9, 2007.  As a result of this review, we concluded, and the Audit Committee agreed, that incorrect measurement dates were used for financial reporting purposes for certain equity grants made between fiscal years 1993 to 2006 and that the cumulative impact of incorrectly accounting for certain equity grant measurement dates would result in a restatement of our previously issued consolidated financial statements.  As a result, we also announced on May 7, 2007, that due to such restatements, investors should not rely on certain of our historical financial statements and on related reports from our registered independent public accounting firm.

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

Certain findings from the Special Committee’s report include:

·
With respect to annual mass grants made from 1994 to 2002, one new hire grant in 2003, two incentive grants in 1999 and 2001, and one promotional grant in 2000, all made under our Long-Term Incentive Plan for employees (the “LTIP”), favorable grant dates were selected with the benefit of hindsight.

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

·	The two current executives involved in the process relied on our former general counsel as to legal matters and our financial department as to accounting matters and never received any stock options.

·	Certain internal control weaknesses and process deficiencies permitted the use of incorrect measurement dates and the selection of favorable grant dates to occur.

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

In light of its findings, the Special Committee made recommendations to the Board of Directors for corporate governance, management and process improvements related to our equity granting practices. The Board of Directors adopted all of these recommendations and resulting changes have been, or are in the process of being, made.  A summary of certain of these recommendations and results is set forth below:

·
We are, or are in the process of, instituting internal audit procedures relating to the option approval and documentation process; engaging an independent compensation consultant and/or independent counsel (at least for a transitional period) and focusing on improving the Compensation Committee approval and oversight process; designating specific members of in-house legal, accounting, and human resources staffs to oversee documentation, accounting and disclosure of all equity grants; widely distributing and explaining enhanced equity grant processes and documentation requirements; increasing automation of the equity grant record keeping process; improving process and controls regarding delegated grant authority; and improving training and education designed to ensure that all relevant personnel involved in the administration of equity grants understand relevant policies and requirements.

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

·
Annual grants will be determined in connection with annual performance reviews of employees, including executives.  Generally, one annual grant date applies to all annual grants to United States employees, and another annual grant date applies to all annual grants to employees outside of the United States.

Historical Equity Granting Practices

The accounting under APB No. 25 relies heavily on the determination of the measurement date, which is defined as “the first date” on which are known both (i) the number of shares that an individual employee is entitled to receive and (ii) the stock option grant price, or purchase price, if any.  Moreover, the final amount of compensation cost of a stock option is measured as the difference between the stock option grant price and the fair market value of the underlying stock at the measurement date.  We typically granted stock options, restricted stock, restricted stock units and stock appreciation rights to employees during the first quarter of each year in connection with our annual performance review process although such grants for certain employees took place after the first quarter. Generally, these grants were made to employees, other than Section 16 employees, utilizing a process whereby our Compensation Committee, which exclusively included certain independent directors of the Company, would approve a pool of awards or have general discussion with our CEO or President regarding equity awards to be issued to non-Section 16 employees. Our CEO or President would then allocate such awards to individual employees and determine exercise prices. Subsequent to such allocation, the Compensation Committee would typically document their approval of the final allocation of such awards by signing a unanimous written consent (“UWC”) at the next Board meeting (the “Mass Grant Process”). With respect to Section 16 employees, the amount, but not the terms, of equity grants were generally preliminarily reviewed or discussed by the Compensation Committee early in the calendar year and prior to establishing an exercise price. The terms, including exercise price, of the equity grants were determined by the Company at some time after the Compensation Committee meeting held early in the calendar year and on or before the next meeting of the Compensation Committee. The Compensation Committee would then document their approval of the final allocation of such awards by signing the UWC at the next Board meeting (the “Section 16 Process”). Previously, for equity grant awards in connection with our Mass Grant Process and Section 16 Process, we, in many cases, may have relied upon the “as of” date of the UWC as the accounting measurement date, which “as of” date, for certain years, was selected with the benefit of hindsight. However, based upon review of our equity granting process for awards made in connection with the Mass Grant Process and Section 16 Process, the measurement date of grants utilizing such “as of” dates did not meet the requirements of APB No. 25.  Consequently, we believe such equity grant dates were selected in error because the grant price and the number of shares individual employees were entitled to receive were not determined with finality on the original grant date.

We also award equity grants outside of the Mass Grant Process and the Section 16 Process that are primarily related to newly hired employees, promotions and acquisition activities (the “New Hire Process”).  Generally, grants awarded to employees during the New Hire Process were dated as of the date of hire, the date of promotion or other relevant date for which the employee grant was being made.  Subsequent to the grant date and generally within the next 90 days, the Compensation Committee would approve these grants through the execution of a UWC, which generally occurred at our quarterly Board of Directors meeting.  We administered the same equity granting process for both the Section 16 and non-Section 16 employees as it relates to these grants.

Determination of Revised Measurement Dates for Equity Grants

In analyzing our equity granting process from 1993 to 2006, we reviewed historical circumstances and patterns related to our equity granting practices, the requirements of our LTIP, Board of Directors meeting minutes, the minutes of our Compensation Committee or resolutions related to actions taken by the Compensation Committee, Form 4’s, system meta-data, payroll information including documentation associated with annual performance reviews, new hires and promotions and other evidence including Company e-mail and related correspondence to determine the most appropriate measurement dates.

Section 16 Process.  As it relates to the annual equity grants awarded to Section 16 employees, we relied upon evidence from the minutes of our Board of Directors or Compensation Committee meetings each year, Form 4’s, payroll information including documentation associated with annual performance reviews or other evidential matter including Company e-mails.  The most appropriate measurement dates selected by us were based upon evidence that management with the appropriate level of authority had approved a final listing of awards and grant terms, including price, by employee to each Section 16 employee that were either, (i) included in the minutes of the Board of Directors or Compensation Committee meetings, or an exhibit attached thereto, (ii) contained in an exhibit to a UWC that listed each Section 16 employee and the number of options being granted, or (iii) contained in such other verifiable evidence that included the employee’s name, and number of options being granted and exercise price.  In one case, subsequent to the measurement date being established, the number of options granted to a certain Section 16 employee had changed.  In this instance we treated such revision as a modification and, accordingly, accounted for this modification in accordance with variable plan accounting under APB No. 25.

Mass Grant Process.  The measurement dates were selected based upon evidence that a final listing of employees and grant terms, including exercise price, had been determined and approved by management with the appropriate level of authority.  Evidence of a measurement date was based upon Company e-mails or other correspondence, including in many cases, certain payroll transmitted information, that provided evidence that the final allocation of equity awards had been completed. In a small number of cases we noted instances, where subsequent to the measurement date being established, the number of options granted to certain employees may have been changed.  In these instances, we treated such revisions as a modification and, accordingly, accounted for these modifications in accordance with variable plan accounting under APB No. 25.

New Hire Grant Process.  For grants awarded to employees during the New Hire Process, the process generally followed a pattern whereby the number of options granted to employees and the grant price were finalized as of the employee’s date of hire, the date of promotion or other relevant date for which the employee grant was being made.  We noted five instances where the original grant dates for stock options were made with the benefit of hindsight.  Grant dates for these five awards, as well as other misdated awards related to the New Hire Process that were primarily the result of administrative process deficiencies, were revised to the most appropriate measurement dates and we have recorded the commensurate compensation expense for the periods affected.

Process for Other Equity Grants.  We reviewed our equity granting practices related to non-stock option grants, primarily restricted stock grants, restricted stock units and stock appreciation rights.  As these types of equity instruments were granted during the Mass Grant Process and the New Hire Process, we used the same methodology for determining the proper measurement dates for these types of equity grants as we did in reviewing our stock option grants.  In the event that the measurement date for these awards did not conform to the requirements of APB No. 25, we revised such measurement dates and have adjusted the financial statements for the periods affected.  We also reviewed all stock option grants to directors made under our Non-Employee Director Plan and determined that the original grant dates of stock option awards under this plan were in accordance with APB No. 25 and, consequently, no adjustments to compensation expense has been recorded in connection with such grants.

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

Evidence Relied Upon	Number of Grants	Percent of Total	Number of Options	Percent of Total

Payroll information	2,794	44.8%	6,714,275	34.4%
Board of Directors meeting minutes	1,212	19.4%	6,138,796	31.4%
Company e-mail	1,209	19.4%	2,862,825	14.6%
Compensation Committee meeting Minutes	458	7.4%	555,735	2.8%
International management meetings	275	4.4%	732,236	3.7%
Company equity grant administration database	81	1.3%	271,842	1.4%
Form 4	27	0.4%	815,093	4.2%
All other evidence	183	2.9%	1,454,112	7.5%
Total	6,239	100.0%	19,544,914	100.0%

Based upon the available facts and circumstances surrounding our equity grant practices, we developed a methodology for determining the most appropriate measurement dates. For example, in connection with our Mass Grant Process, when there was not conclusive documentation or evidence of an earlier day, we generally used the date of our payroll transmittal. We believe this date was an appropriate measurement date since all information related to our annual performance review process, which included compensation adjustments and equity grants, would have been communicated to our employees at a time no later than this date.

Our restatement for adjustments to pre-tax stock-based compensation expense for the years 1993 to 2005 was $13.9 million. Because the determination of the most appropriate measurement date is subjective, we performed a sensitivity analysis for all grants awarded during the Mass Grant Process, Section 16 Process and the New Hire Process. In performing this sensitivity analysis, we used the alternative measurements dates that corresponded to the highest and lowest price of our common stock during the relevant periods associated with such equity grants. The use of the date representing the lowest price of our common stock would have resulted in no change to the previously recorded pre-tax stock-based compensation amount. The use of the date representing the highest price of our common stock would have increased our restated amount of pre-tax stock-based compensation by approximately $2.1 million.

Tax Impact of Revised Measurements Dates for Equity Grants

              We reviewed the implications of Section 162(m) of the Internal Revenue Code (“Section 162(m)”) which prohibits tax deductions for non-performance based compensation paid to the chief executive officer and the four highest compensated officers in excess of one million dollars in a taxable year.  We concluded that no adjustments are required to our previously filed financials statements in connection with the provisions of Section 162(m).

As prescribed by Section 409A of the Internal Revenue Code (“Section 409A”), options determined to have been granted with an exercise price below the fair market value of our common stock on the grant date and vesting subsequent to December 31, 2004 and unexercised as of December 31, 2005 are considered to be “in-the-money” options and holders are subject to a 20% excise tax on any gains derived from the exercise of such options.  For any options that vested subsequent to December 31, 2004 and were exercised from January 1, 2006 up to a certain time, we will reimburse holders for such excise tax and any interest or penalties related thereto.  Including tax gross-up amounts to be paid, we expect to record a pre-tax charge of approximately $766,000 during fiscal year 2007 for such reimbursements.

Additionally, we have determined that options to purchase approximately 2.0 million shares of our common stock held by current employees are subject to adverse tax consequences under Section 409A.  In order to mitigate the unfavorable tax consequences to our employees under Section 409A, we plan to provide holders of affected options the opportunity to increase the exercise price of such options to the fair market value of our common stock on the grant date.  We also anticipate giving such option holders (excluding executive officers) a cash bonus for the increase in the exercise price and estimate cash payments to be made totaling approximately $2.0 million in January 2008 to option holders amending affected options.  We expect to record this amount as additional compensation expense in fiscal year 2007.  We will account for the modification of stock options in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”).  The financial impact of this modification is not yet known but will be recorded in fiscal year 2007.

Prior to December 31, 2006, our executive officers elected to revise the original grant price of any in-the-money stock options that were vested and unexercised as of December 31, 2005 to the fair market value of our common stock on the grant date to avoid the adverse tax consequences of Section 409A.  For all stock option grants awarded to our executive officers for which the original grant price was incorrect, and that have been exercised to date, we will request that such officers reimburse to us an amount equal to the difference between the original grant price and the fair market value of our common stock on the grant date multiplied by the number of shares of common stock so excercised, net of any allocable portion of income taxes paid in connection with such exercise, which we approximate to be $734,000.

Unrelated to the Special Committee’s review, we also identified that certain grants previously awarded to employees as incentive stock options should have been treated as non-qualified stock options.  Due to different tax requirements associated with the exercise of incentive stock options versus non-qualified stock options, we have determined that certain employer and employee FICA taxes and employee withholding taxes were not properly withheld at the time such options were exercised by its employees. As a result, we will pay on behalf of such employees, any additional taxes that should have been withheld and remitted to the appropriate taxing authority, as well as any amounts due from the Company. We approximate this amount to be $4.4 million, including interest and penalties, for which $1.4 million has been included in our restatement adjustments, $253,000 has been included in our 2006 general and administrative expenses and $2.8 million is expected to be recorded in fiscal year 2007.

Restatement Adjustments

After comparing the most appropriate measurement dates to the original grant dates we used in preparing our historical consolidated financial statements, we determined that certain equity grants were awarded at exercise prices below the fair market value of our common stock on the measurement date.  As a result, we have recorded additional pre-tax stock-based compensation expense of approximately $2.4 million and $1.9 million relating to the correction of the measurement dates in restating our consolidated statements of income and comprehensive income for years ended December 31, 2005 and January 1, 2005, respectively.  In addition, we are also restating our beginning retained earnings balance for the year ended January 1, 2005 by approximately $7.3 million for the cumulative impact of the additional compensation expense related to fiscal years 1993 through 2003.

In addition to the adjustments related to stock-based compensation discussed above, we are correcting other errors in our prior year financial statements.  These errors were not previously recorded as we believed the amounts of these errors, both individually and in the aggregate, were not material to our consolidated financial statements. Accordingly, we have restated our consolidated statements of income and comprehensive income and cash flows for the year ended December 31, 2005 to include:  (i) an approximate $442,000 decrease in pre-tax income related to additional employer and employee FICA taxes due, including interest thereon, in connection with the correction of classifying certain incentive stock options to non-qualified stock options,  (ii) an approximate $979,000 increase in pre-tax income to reverse the impact of certain sales returns recorded in fiscal year 2005 that should have been recorded in fiscal year 2004, (iii) an approximate $207,000 decrease in pre-tax income to adjust accrued liabilities related to certain management fees that should have been eliminated at the end of fiscal year 2004, (iv) an approximate $1.5 million increase in pre-tax income related to the correction of an error in our analysis for store impairment, (v) a decrease in income tax expense of approximately $600,000 to reduce an accrual for tax penalties and (vi) an approximate $2.4 million increase in income tax expense to increase certain tax contingency reserves, and (vii) an approximate $48,000 decrease in income tax expense resulting from the impact of the pre-tax adjustments on additional stock-based compensation expense and the other adjustments described in items (i) through (iv) above.

The consolidated statements of income and comprehensive income and cash flows for the year ended January 1, 2005 have been restated to include the following adjustments related to other errors in our prior year financial statements: (i) an approximate $864,000 decrease in pre-tax income related to additional employer and employee FICA taxes due, including interest thereon,  in connection with our correction of classifying certain incentive stock options to non-qualified stock options,  (ii) an approximate $979,000 decrease in pre-tax income related to increasing our allowance for sales returns, (iii) an approximate $207,000 increase in pre-tax income to adjust accrued liabilities related to certain management fees that should have been eliminated at the end of fiscal year 2004, (iv) an approximate $863,000 decrease in pre-tax income related to the correction of an error in our analysis for store impairment, and (v) a $484,000 decrease in pre-tax income related to the correction of foreign currency losses previously reported, (vi) an approximate $2.4 million decrease in income tax expense to reduce certain tax contingency reserves and an approximate $1.4 million decrease in income tax expense resulting from the impact of the pre-tax adjustments described in items (i) through (v) above.

The accompanying management’s discussion and analysis of financial condition and results of operation give effect to the restatement discussed in Note 2 “Restatement of Consolidated Financial Statements” included in Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to product returns, bad debts, inventories, long-lived asset impairment and impairment of goodwill and income taxes. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies require the most significant estimates and judgments.

Product Returns.   We accept limited returns and will request that a customer return a product if we feel the customer has an excess of any style that we have identified as being a poor performer for that customer or geographic location. We continually monitor returns and maintain a provision for estimated returns based upon historical experience and any specific issues identified. While returns have historically been within our expectations and the provisions established, future return rates may differ from those experienced in the past.  In the event that our products are performing poorly in the retail market and/or we experience product damages or defects  at a rate significantly higher than our historical rate, the resulting credit returns could have an adverse impact on the operating results for the period or periods in which such returns materialize.

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

Long-lived Asset Impairment.   We test for asset impairment of property, plant and equipment and intangibles other than tradenames whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable from estimated future cash flows. We apply Statements of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in order to determine whether or not an asset is impaired.  When undiscounted cash flows estimated to be generated through the operations of our company-owned retail stores are less than the carrying value of the underlying assets, impairment losses are recorded in selling and distribution expenses. Should actual results or market conditions differ from those anticipated, additional losses may be recorded.

Impairment of Goodwill and Tradenames.   We evaluate goodwill for impairment annually by comparing the fair value of the reporting unit to the book value. The fair value of our reporting units is estimated using discounted cash flow methodologies and market comparable information. Based on the analysis, if the estimated fair value of each reporting unit exceeds the book value of the reporting unit, no impairment loss is recognized. We evaluate tradenames annually by comparing the fair value of the asset to the book value. The fair value of the asset is estimated using discounted cash flow methodologies. In the fourth quarter of fiscal year 2006 and 2005, we performed the required annual impairment tests and determined that no goodwill or tradename impairment existed.

Income Taxes.  We record valuation allowances against our deferred tax assets, when necessary, in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.  Realization of deferred tax assets (such as net operating loss carryforwards) is dependent on future taxable earnings and is therefore uncertain. At least quarterly, we assess the likelihood that our deferred tax asset balance will be recovered from future taxable income. To the extent we believe that recovery is not likely, we establish a valuation allowance against our deferred tax asset, increasing our income tax expense in the period such determination is made.   In addition, we have not recorded U.S. income tax expense for foreign earnings that we have determined to be indefinitely reinvested, thus reducing our overall income tax expense.  On an interim basis, we estimate what our effective tax rate will be for the full fiscal year. The estimated annual effective tax rate is then applied to the year-to-date pre-tax income excluding significant or infrequently occurring items, to determine the year-to-date tax expense. The income tax effects of infrequent or unusual items are recognized in the interim period in which they occur. As the fiscal year progresses, we continually refine our estimate based upon actual events and earnings by jurisdiction during the year. This continual estimation process periodically results in a change to our expected effective tax rate for the fiscal year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision equals the expected annual rate.

New Accounting Standards. In February 2007, the Financial Accounting Standards Board (“the FASB”) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS 159”). The fair value option permits entities to choose to measure eligible financial instruments at fair value at specified election dates. The entity will report unrealized gains and losses on the items on which it has elected the fair value option in earnings. SFAS 159 is effective beginning in our fiscal year 2008. We are currently evaluating the effect of adopting SFAS 159, but do not expect it to have a material impact on our consolidated results of operations or financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). This Standard provides guidance for using fair value to measure assets and liabilities. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. This standard primarily applies to those assets or liabilities that do not have a quoted market price. SFAS 157 is effective beginning in our fiscal year 2008.  We are currently evaluating the effect of adopting SFAS 157, but do not expect it to have a material impact on our consolidated results of operations or financial condition.

In June 2006, the FASB released Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48 supplements FASB Statement No. 109, Accounting for Income Taxes, by defining the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than not" to be sustained by the taxing authority.  Tax benefits associated with positions taken or to be taken on tax returns where there is uncertainty as to whether the position will be challenged by the taxing authorities will be impacted by FIN 48.

FIN 48 is effective for our fiscal year 2007.  FIN 48 establishes a two-step process for the recognition and measurement of the amount of benefit to be recorded in the financial statements for tax positions taken or expected to be taken in a tax return.  This process requires the enterprise first to determine whether is it more likely than not that the tax position taken will be sustained upon examination by the taxing authority, including resolution of any appeals or litigation, on the basis of the technical merits of the position.  FIN 48 requires that an enterprise measure the amount of recognizable tax benefit for each tax position meeting the recognition threshold as the largest amount that is greater than 50 percent likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The cumulative effects of applying this interpretation will result in a decrease of $6.1 million to the 2007 opening balance of retained earnings as a change in accounting principle.

In June 2006 The Emerging Issues Task Force (“EITF”) issued Issue 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“EITF 06 3”). Questions have arisen whether various non-income taxes assessed by governmental authorities should be presented gross or net in an entity’s income statement.  Non-income taxes include sales tax, use tax, excise tax, value added tax, and various taxes related to specific industries.  This issue was added to the EITF’s agenda, and the EITF was asked to determine the approach that should be taken in determining whether some or all of these taxes should be presented gross or net in an entity’s income statement.  The consensuses in EITF 06-3 are effective for our fiscal year 2007.  The adoption of EITF 06-3 will not have a material impact on our consolidated results of operations or financial condition.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, (“SFAS 154”).This standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. This standard requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS 154 also states that a change in the method of depreciating a long-lived asset be accounted for as a change in estimate that was effected by a change in accounting principle. Also, an error correction from previously issued financial statements should be called a “restatement”.  See the “Explanatory Note” immediately preceding Part 1, Item 1 and Note 2 “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-K.  We believe we have complied with all requirements of SFAS 154.

In December 2004, FASB issued SFAS 123R.  SFAS 123R requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  Under SFAS 123R, public companies are required to measure the cost of services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an award recipient is required to provide service in exchange for the award.  The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition.

Effective for our fiscal year 2006, we adopted SFAS 123R using the modified prospective method.  Under this transition method, the measurement and the method of amortization of costs for share-based payments granted prior to, but not vested as of January 1, 2006, are based on the same estimate of the grant-date fair value and primarily the same amortization method that was previously used in the SFAS 123 pro forma disclosure. For equity awards granted after the date of adoption, we amortize share-based compensation expense on a straight-line basis over the vesting term.  Compensation expense is recognized only for share-based payments expected to vest. We estimate forfeitures at the date of grant based on historical experience and future expectations. The effect of forfeitures on the pro forma expense amounts was recognized based on actual forfeitures. Prior to the adoption of SFAS 123R, we utilized the intrinsic-value based method of accounting under APB No. 25, and related interpretations, and adopted the disclosure requirements of SFAS No.123.  In connection with our restatement, prior to December 31, 2005, for stock options issued with an exercise price below the fair market value of our common stock on the date of the grant, we recorded compensation expense for this intrinsic value in accordance with APB No. 25.  The adoption of SFAS 123R resulted in share-based compensation expense of approximately $5.3 million ($3.4 million net of tax), or approximately $0.05 for both basic and diluted earnings per share for fiscal year 2006. Included in the $5.3 million was a benefit of approximately $165,000 resulting from the cumulative effect of changing from recognizing forfeitures on an actual basis to an estimated basis. In conjunction with the implementation of SFAS 123R, $5.2 million of deferred compensation, previously recorded as a separate component of stockholder’s equity, was reclassified into additional paid-in capital.

Results of Operations

The following table sets forth, for the periods indicated, (i) the percentages of our net sales represented by certain line items from our consolidated statements of income and (ii) the percentage changes in these line items between the years indicated.

		Percentage		Percentage
		change from		change from
Fiscal Year	2006	2005	2005	2004	2004

Net sales	100.0%	16.4%	100.0%	9.0%	100.0%
Cost of sales	49.8	19.1	48.7	11.7	47.5
Gross profit	50.2	13.8	51.3	6.5	52.5
Operating expenses	40.0	13.9	40.9	14.7	38.8
Operating income	10.2	13.2	10.4	(16.9)	13.7
Interest expense	0.3	*	-	-	-
Other (expense) income - net	(0.1)	*	(0.5)	(212.0)	0.5
Income before income taxes	9.8	15.4	9.9	(24.4)	14.2
Income taxes	3.4	51.1	2.6	(41.5)	4.8
Net income	6.4%	2.5%	7.3%	(15.5)%	9.4%

* not meaningful

The following table sets forth our consolidated net sales by segment, and components of certain segments, and the percentage of net sales related to each respective segment, and components of certain segments, for the fiscal year indicated:

	Amounts in millions			Percentage of total
Fiscal Year	2006	2005	2004	2006	2005	2004

International wholesale:
Europe	$378.7	$316.3	$304.3	31.2%	30.3%	31.8%
Other	171.8	142.1	127.2	14.1%	13.6%	13.3%
Total international wholesale	550.5	458.4	431.5	45.3%	43.9%	45.1%

Domestic wholesale:
Watch products	239.0	232.5	230.5	19.7%	22.3%	24.1%
Other products	203.7	179.2	151.1	16.8%	17.2%	15.8%
Total domestic wholesale	442.7	411.7	381.6	36.5%	39.5%	39.9%

Direct to consumer	220.8	173.0	144.2	18.2%	16.6%	15.0%

Total net sales	$1,214.0	$1,043.1	$957.3	100.0%	100.0%	100.0%

Fiscal 2006 Compared to Fiscal 2005

Net Sales.   The following table is intended to illustrate by factor the total year-over-year percentage change in sales by segment and on a consolidated basis:

Analysis of Percentage Change in Sales Versus Prior Year
Attributable to Changes in the Following Factors

	Exchange Rates	Acquisitions	Organic Growth	Total Change
Europe wholesale	2%	—%	18%	20%
Other international wholesale	—	9	12	21
Domestic wholesale	—	—	9	9
Direct to consumer	1	—	24	25
Total	1%	1%	14%	16%

Fiscal 2006 is a 53-week year as compared to a 52-week year for fiscal 2005.  This extra week was included in the first quarter of fiscal year 2006.  We estimate this extra week increased net sales and operating expenses by approximately $16 million and $5 million, respectively, as compared to fiscal year 2005.  This discussion should be read in conjunction with the Consolidated Financial Statements and the related Notes attached hereto.

European Wholesale Net Sales.   The following discussion excludes the impact on sales growth attributable to foreign currency rate changes and acquisitions as noted in the above table. European wholesale sales growth was primarily due to sales volume increases in FOSSIL jewelry and FOSSIL and licensed brand watches, as well as the contribution from our new ADIDAS watch licensed business that was launched in early 2006.  FOSSIL jewelry sales grew by 25.3% as a result of continued market share growth in Germany and from expansion into other parts of Europe.  Net sales increases in our FOSSIL watch brand of 3.6% are the result of renewed innovation and design in our product offerings.  Licensed watch brand net sales increases of 21.3% are related to market share growth in certain European markets and new styles introduced across many of our licensed brands.  We also believe our watch businesses in Europe benefited from overall improved economic conditions during 2006 in comparison to 2005.  Net sales from the ADIDAS watch brand, a newly-licensed watch business we launched during the first quarter of fiscal year 2006, contributed approximately $14.7 million to European net sales.

Other International Wholesale Net Sales.  The following discussion excludes the impact on sales growth attributable to foreign currency rate changes and acquisitions as noted in the above table. Other international wholesale sales include sales from our Asia Pacific and Canada subsidiaries, export sales from the United States and sales from our Mexico business that was acquired in early 2006.  Net sales increases from this segment of our businesses were principally related to sales volume growth in our licensed brand watches.  Licensed watches increased by 24.6%, principally related to renewed innovation and design in new styles introduced into this segment of our business during 2006 and further penetration of certain licensed brands into many of our Asian Pacific markets.

Generally, our international unit wholesale sales prices for watch styles, comparable to those styles in the United States, have historically been higher than our United States unit wholesale sales prices.  We believe this is a result of a less competitive market for global fashion and designer brand watches in comparison to those sold in the United States.  As a result, in the international market we believe our brands compete with more local and regional brands that do not possess the brand awareness or marketing strength in comparison to the brands included in our portfolio of watches. Furthermore, we believe the global recognition of our branded portfolio of watches positions us as a significant resource to retailers throughout the international marketplace.  Our strategy is not to force any one brand into a specific market, but rather allow the market to dictate which brands are important based upon consumer preference.   We believe our global distribution network and our design and marketing capabilities will allow us to acquire or license additional brands that will position us for further penetration internationally as we continue to take shelf space from lesser known local and regional brands.  As an example, we believe the launch of the newly-acquired ADIDAS licensed watch business in 2006 will further advance our product offerings in certain international markets and allow for long-term leverage of our existing distribution infrastructure outside the United States while strengthening our competitive advantage.  We believe ADIDAS compliments our existing portfolio of watches by providing us with a strong performance/sports brand. We also believe our jewelry businesses, including FOSSIL, EMPORIO ARMANI and DIESEL, allow us to leverage our customer base and infrastructure within the international markets as these brands are sold to many of the same customers that purchase our watch products.  For fiscal year 2007, assuming foreign currency rates remain near their existing levels relative to the U.S. dollar, our management believes the international wholesale segment will continue to grow at rate slightly higher than our estimated consolidated net sales.  We expect growth in the Asia Pacific markets to be more pronounced due to the lower level of penetration we currently have in this region, the impact of opening our mainland China office in the fourth quarter of 2006 and our plans to expand our distribution into India.

Domestic Wholesale Net Sales.   Domestic watch sales increased 2.8% principally due to sales volume growth in mass market, licensed and RELIC brand watches.  Our mass market watch business increased by $7.5 million, or 35.9%, and is primarily attributable to our successful partnership with Wal-Mart that resulted in being recognized as Wal-Mart’s Vendor of the Year for 2006 in the jewelry, watch and accessory division.  We anticipate continued growth based on the success of our offerings and the significant opportunity that exists to expand both the number of doors and the level of penetration within the mass market channel.  Licensed brand watch sales increased by 24.8% principally resulting from market share gains from our BURBERRY licensed brand and sales resulting from the launch of MARC BY MARC JACOBS and ADIDAS.   Net sales from our FOSSIL watch brand declined by approximately 8.1% during 2006.  Excluding the effect of discontinued product sales from both 2006 and 2005, the decline was approximately 10.1%.  Although the FOSSIL brand net sales declined on a comparative full year basis, the brand’s performance strengthened consistently on a sequential quarter basis throughout 2006 and posted a 4.5% increase during the more seasonal fourth quarter of 2006.  We believe this improved performance is related to renewed innovation and design in new styles introduced to the market during the year.  Consumers seem to be responding to the newness and differentiation in our watch styles and have gravitated towards our higher price point styles resulting in average unit retail price increases of approximately 10% during the year. We also believe the introduction of our FOSSIL brand catalog in late 2005 and increased circulation in 2006, combined with continued investment in our web-based marketing programs were instrumental in the overall improvement of the FOSSIL watch business during 2006.

Net sales from other domestic products, that primarily includes our leather and sunglass businesses rose 13.7% during the year as a result of sales volume growth in FOSSIL women’s handbags and small leather goods, RELIC belts and gift categories and RELIC sunglasses.  Although we have experienced strong double-digit net sales gains in our women’s leather goods categories over the last two years  and are operating in fewer doors given the consolidation of Federated/May, our women’s leather business continues to be very healthy on a comparable door basis.  Net sales from our women’s handbag and small leather goods categories increased by 10.1% and 14.3%, respectively.  We are continuing to drive higher average unit retails in our handbag business by introducing new fabrics and leather as well as unique treatments to our product assortment.  Also fueling the increase in our FOSSIL leather goods category has been the successful introduction of our men’s bag business to the line this year.  Net sales from RELIC belts and gift categories increased by 38.5% primarily due to the strength of our offerings in JC Penney and Kohl’s.  Relic eyewear net sales increased by 67.9% during the year resulting from an expansion into new doors and additional displays.

The significant presence of the FOSSIL brand within the moderately priced department store channel and the RELIC brand in JC Penney and Kohl’s continues to position our company as a leading supplier of watches and accessories in the United States.  We believe, over the long term, opportunities exist for our domestic wholesale watch and accessories businesses to continue to improve and our expectations for net sales growth in the domestic wholesale segment of our business for fiscal year 2007 is in the mid single-digit range.

Direct to Consumer Net Sales.   Net sales from our retail stores worldwide increased 27.6% during the year as a result of a 19.8% increase in the average number of stores opened during the year and comparable store sales increases of 7.4%.  Net sales from our e-commerce business increased 18.7% as a result of sales volume growth in FOSSIL leather goods and from the launch of newly developed non-FOSSIL branded websites and FOSSIL catalog.  We operated 198 stores at the end of the year consisting of 120 full-price stores, including 41 located outside the United States, and 78 outlet locations, including 4 stores outside the United States.  This compares to 170 stores at the end of the prior year including 98 full-price stores, 30 of which are located outside the United States and 72 outlet locations, including one store outside the United States.  We opened 36 new stores and closed 8 stores during the year. New accessory stores opened during 2006 reflect a redesign of our historical presentation to a more contemporary vintage image that focuses on a more aspirational lifestyle customer.  The results of the new stores that have opened are meeting and in some cases surpassing our original expectations.  Our retail strategy is to position our FOSSIL stores as the destination within the mall for customers to shop for accessories.  We are currently targeting 50 to 60 new store openings in 2007, assuming the locations and economics meet our initial criteria.  Our focus will be on our full-price accessory concept in the United States and Europe, and to a lesser extent the Asia Pacific region.

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

Gross Profit.   Gross profit margin decreased 110 basis points in 2006 to 50.2% compared to 51.3% in 2005. This margin decline can be attributed primarily to a sales mix shift toward lower margin product sales in our international segment and the impact of increased discontinued product sales, through both non-traditional channels and our outlet stores at lower than historical gross profit margins.  To a lesser extent, gross profit margin further declined as a result of an increased sales mix in our domestic segment of lower margin mass market watches and higher markdown levels, primarily in the domestic accessories business, due to the transition of May Company stores to Federated.  Additionally, gross profit margins were negatively impacted as a result of certain new styles added to our global watch assortment which generated lower gross profit margins than historical averages.  However, we currently have an initiative in place that we believe will result in improved gross product margins across our various product lines beginning in the second half of fiscal year 2007.   Partially offsetting these gross profit margin decreases were increased sales, as a percentage of total sales, from our higher margin producing full-price company-owned retail stores.

Our consolidated gross product margin is impacted by our diversified business model that includes but is not limited to: (i) a significant number of product categories we distribute, (ii) the multiple brands we offer within many of these categories, (iii) the geographical presence of our businesses, and (iv) the different distribution channels we sell to or through.  The components of this diversified business model produce varying ranges of gross profit margin.  Generally, on a historical basis, our fashion branded watch, jewelry and sunglass offerings produce higher gross profit margins than our leather goods categories.  In addition, in most product categories that we offer, brands with higher retail price points generally produce higher gross profit margins compared to those of lower retail priced brands.  From a segment standpoint, our direct to consumer business generally produces the highest gross profit margin to the Company as a result of these sales being direct to the ultimate consumer.  Gross profit margins related to sales in our international wholesale segment are historically lower than our retail segment, but historically higher than our domestic wholesale segment primarily due to the following factors; (i) overall retail prices for comparable product sold in the United States are generally higher in our international businesses as a result of less competitive fashion and designer brands being offered in these markets, (ii) the product sales mix in our international wholesale segment, in comparison to our domestic wholesale segment, is comprised more predominantly of watches, and (iii) the watch sales mix in our international wholesale segment, in comparison to our domestic wholesale segment, is comprised more predominantly of higher priced licensed brands.  As we move forward into 2007, we believe we have an opportunity to improve gross margins because we expect net sales growth to be more pronounced in our international wholesale and direct to consumer segments than our domestic wholesale segment.  We also believe that our efforts to reduce our global inventory levels during 2006, which included significant levels of discontinued product sales at or slightly above cost,  will allow us to improve our consolidated gross profit margin in 2007 as we expect reduced levels of discontinued product sales in 2007 in comparison to 2006.

Operating Expenses.   Operating expenses increased approximately $59 million during 2006 and, as a percentage of net sales, decreased to 40.0% of net sales compared to 40.9% for the prior year.  2006 operating expenses increased approximately $3.4 million as a result of businesses acquired in 2006 and approximately $2.9 million due to foreign currency exchange rates.  Excluding the operating expenses of acquired businesses and the impact of foreign currencies, operating expense increases during 2006 primarily reflect increases in payroll related costs, rent and depreciation and amortization expense.  Increased payroll costs were mainly related to additional headcount to support new initiatives, including the ADIDAS watch and new DIESEL and MICHELE jewelry businesses launched in 2006, non-cash compensation expense due to the implementation of FAS 123R and increased payroll expense in connection with our retail store growth.  Payroll expense increases also included an approximate $3.5 million associated with the additional week in the first quarter.  Rent expense increased 21.0% primarily due to the expansion of our retail stores. Depreciation and amortization expense increases are primarily related to leasehold improvements and in-store fixturing associated with new retail store openings during 2005 and 2006, additional hardware and software additions and depreciation related to the SAP implementation in France finalized in May 2005. Our management anticipates 2007 operating expenses (excluding expenses recorded in connection with the Special Committee’s review of our equity granting practices), as a percentage of net sales, to decrease slightly in comparison to 2006 levels, assuming foreign currency rates remain near their existing levels relative to the U.S. dollar. We expect this decrease to be more pronounced in the second half of the year, primarily due to the seasonality of our net sales.

      The following table sets forth consolidated operating expenses by segment and the percentage of net sales related to each respective segment for the periods indicated.

	Amounts in millions
	2006		2005
	Operating	% of Net	Operating	% of Net
Fiscal Year	Expense	Sales	Expense	Sales
Europe wholesale	141.8	37%	116.5	37%
Other international wholesale	52.8	31%	43.3	30%
Domestic wholesale (1)	196.9	44%	188.4	46%
Direct to consumer	94.1	43%	78.0	45%
Total	485.6	40%	426.2	41%

(1) Certain corporate costs not allocated to individual operating segments for management reporting purposes and intercompany eliminations for specific income statement items are reflected in the domestic wholesale segment.

Operating Income.   The decline in our gross profit margin was partially offset by the leverage in our operating expenses resulting in our operating profit margin decreasing to 10.2% in 2006 compared to 10.4% in the prior year. Excluding expenses recorded in connection with the Special Committee’s review of our equity granting practices and additional cost related to the restatement of our historical financial statements, management believes operating margin for 2007 could increase by 100 to 200 basis points compared to 2006 based upon the estimated improved gross profit margin and leveraging of operating expenses. However, as we continue to grow in the watch, jewelry and retail store segments, we believe we may continue to experience a greater percentage of our operating income in the back half of the year.

Interest Expense. Interest expense increased by approximately $3.2 million to $3.6 million compared to $321,000 in 2005.  This increase is related to the impact of higher outstanding borrowings under our revolving lines of credit that were principally used to fund approximately $85 million of common stock repurchases occurring during the fourth quarter of fiscal year 2005 and the first quarter of fiscal year 2006 and capital expenditures of $50.8 million during 2006.

Other Expense (Income) - Net.  Other expense (income) - net primarily reflects interest income from cash investments, foreign currency transaction gains or losses, minority interest expense of our majority-owned consolidated subsidiaries and equity in the earnings of our non-consolidated joint venture in Spain. During 2006, other expense (income) - net decreased favorably by approximately $4.7 million principally due to $2 million of currency gains recorded in 2006 compared to $3.8 million of currency losses in 2005.  This favorable increase was partially offset by a $1.2 million reduction in equity in the earnings of our joint venture in Spain.

Income Taxes.   Our effective income tax rate increased to 34.7% during 2006 compared to 26.5% in the prior year. The lower effective tax rate in 2005 was the result of our ability, pursuant to the American Jobs Creation Act of 2004, to reduce previously recorded deferred tax liabilities by repatriating foreign earnings at an effective tax rate substantially below the statutory rate at which these deferred tax liabilities were established.  The Company expects its effective tax rate to be in a range of 37% to 39% in 2007.

Fiscal 2005 Compared to Fiscal 2004

Net sales.   The following table is intended to illustrate by factor the total year-over-year percentage change in sales by segment and on a consolidated basis:

Analysis of Percentage Change in Sales Versus Prior Year
Attributable to Changes in the Following Factors

	Exchange Rates	Acquisitions	Organic Growth	Total Change

Europe wholesale	(1)%	1%	4%	4%
Other international wholesale	1	4	7	12
Domestic wholesale	-	2	6	8
Direct to consumer	-	-	20	20
Total	-%	2%	7%	9%

European Wholesale Net Sales.   The following discussion excludes the impact on sales growth attributable to foreign currency rate changes and acquisitions as noted in the above table. European wholesale sales growth was driven by sales volume increases in FOSSIL jewelry and licensed watches.  These increases were partially offset by sales volume declines in FOSSIL watches.  The sales volume growth in FOSSIL jewelry was mainly attributable to further penetration of the line in Germany as well as recent expansion into new European markets, primarily Italy and the United Kingdom.  Net sales increases in licensed watches were primarily related to further penetration within existing markets as these brands continue to gain recognition.  FOSSIL watch sales decreases were primarily the result of declines in the sales of core styles and weak consumer response to new styles launched during 2005 and our belief that the watch category in general experienced declines during 2005.

Other International Wholesale Nets Sales.  The following discussion excludes the impact on sales growth attributable to foreign currency rate changes and acquisitions as noted in the above table. Growth from other international wholesale sales was led by sales volume increases in our licensed watch businesses primarily resulting from expansion of these brands into additional retail locations.  Fiscal 2005 net sales growth in our other international segment was negatively impacted by an approximate $4.7 million prior year special market sale that occurred in 2004.

Domestic Wholesale Net Sales.   Excluding the impact on sales growth attributable to acquisitions, domestic watch sales decreased 1.4% principally as a result of a 12.4% decline in FOSSIL watch sales and a 17.8% decline in RELIC watch sales.  These decreases were partially offset by growth in our mass market business that launched in mid-2004.  We believe that the decrease in sales of FOSSIL and RELIC watches was primarily due to a cyclical shift in consumer discretionary spending patterns away from the watch category during 2005.  During 2005, domestic sales of our accessory and sunglass businesses rose 18.5% resulting from sales volume growth in FOSSIL women’s and men’s leather products as well as RELIC sunglasses. The women’s handbag category was one of the benefactors of the shift in consumer discretionary spending in 2005 allowing us to not only experience increased sales in existing locations but also expand our presence in many other accessory product lines within the same customer base.

Direct to Consumer Net Sales.   Net sales from our retail stores worldwide increased 19.1% during the year as a result of a 20.4% increase in the average number of stores opened during the year and comparable store sales increases of 1.1%.   Net sales from our e-commerce business increased 16.7% as a result of sales volume growth in FOSSIL NCAA watches, MICHELE watches and FOSSIL leather products.  In comparison to the prior year, 2005 comparable store sales increases were negatively impacted by declines in our FOSSIL watch business, which has historically accounted for approximately 60% to 65% of our overall retail store sales.  Retail store sales were positively impacted by significant increases in sales from accessory products.   We operated 170 stores at the end of the year, consisting of 72 outlet, including one located oustide the United States,  and 98 full-price stores, consisting of 30 full-price stores located outside the United States.  This compares to 136 stores at the end of the prior year consisting of 60 outlet and 76 full-price stores, including 23 stores located outside the United States.  We opened 37 new stores and closed 3 stores during the year.

Gross Profit.   Gross profit margin decreased 120 basis points in 2005 to 51.3% compared to 52.5% in 2004. This margin decline can be attributed primarily to a sales mix shift between the different segments of our business.  As a percentage of consolidated net sales, 2005 net sales from our international and domestic wholesale watch segment declined by 300 basis points in comparison to 2004, while our domestic accessory segment experienced a sales mix increase of 170 basis points.  Historically, gross profit margins generated from our international segment and domestic watch segment are generally higher than those experienced in our domestic accessories segment.  In addition, we experienced higher freight cost as a percentage of net sales primarily due to fuel surcharges that were incurred during the second half of the year.  Partially offsetting these gross profit margin decreases were increased sales, as a percentage of total sales, from our higher margin producing direct to consumer segment.

Operating Expenses.   Operating expenses increased approximately $54.7 million during 2005 and, as a percentage of net sales, increased to 40.9% of net sales compared to 38.8% for the prior year. Included in 2005 operating expenses is approximately $6.0 million related to operating expenses of businesses acquired in 2005. Excluding the operating expenses of acquired businesses, operating expense increases during 2005 primarily reflect increases in payroll related costs, advertising expense and depreciation and amortization expense.  Increased payroll costs were mainly related to additional headcount to support new initiatives, including the MARC JACOBS watch launch in 2005 and the ADIDAS watch and new DIESEL and MICHELE jewelry businesses launched in 2006.  Additional payroll cost increases were associated with the expansion of our European shared services center to support our SAP software solution roll-outs and increased headcount in our European headquarters office in Basel, Switzerland. Advertising expense increased to $82.4 million. As a percentage of net sales, advertising expense remained constant with 2004 at 7.7%. Depreciation and amortization expense increases were primarily related to leasehold improvements and in-store fixturing associated with new company-owned retail store openings during 2004 and 2005, additional hardware and software additions and depreciation related to the SAP implementations in Germany and France finalized in August 2004 and May  2005, respectively.

Operating Income.   Gross profit margin reductions and increased operating expenses as a percentage of net sales resulted in our operating profit margin decreasing to 10.4% in 2005 compared to 13.7% in the prior year.

Other Expense (Income) - Net.   During 2005, other expense (income) - net decreased unfavorably by approximately $11 million as a result of $3.8 million of currency losses incurred in 2005 compared to $6.9 million of currency gains experienced in 2004.

Income Taxes.  Our effective income tax rate decreased to 26.5% during 2005 compared to 34.3% in the prior year.  During 2005, pursuant to the American Jobs Creation Act of 2004, we were able to repatriate $165 million of subsidiary earnings which were not considered permanently invested and as a result received an 85% dividends received deduction for these eligible dividends.  Since we had previously provided for income taxes to be paid on these foreign earnings at the U.S. statutory rate of 35%, less appropriate foreign tax credits, we released approximately $18 million of our previously recorded deferred tax liabilities.  This reduction, offset by the actual taxes paid on these dividends, contributed earnings of approximately $0.17 per diluted share during 2005 that will not reoccur in 2006.  The repatriated funds will be used to invest in qualified expenditures in the United States in accordance with our approved Domestic Reinvestment Plan.

Effects of Inflation

We do not believe that inflation has had a material impact on results of operations for the periods presented. Substantial increases in costs, however, could have an impact on us and the industry. We believe that, to the extent inflation affects our costs in the future, we could generally offset inflation by increasing prices if competitive conditions permit.

Liquidity and Capital Resources

Historically, our general business operations have not required substantial cash needs during the first several months of our fiscal year. Generally, starting in the second quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame. Our cash holdings and securities available for sale as of the end of fiscal year 2006 increased to $140 million in comparison to $65 million at the end of the prior year. Of the $140 million of cash, cash equivalents and securities available for sale at fiscal year end 2006, $88.2 million is held in banks outside the United States.  The increase in cash holdings and securities available for sale is primarily the result of $148 million of net cash generated from operating activities less $61 million of cash used in investing activities and $20 million of cash used in financing activities. Cash flows generated from operating activities were primarily related to net income of $78 million, non-cash items of approximately $26 million, $24 million of cash from increased accrued expenses and $18 million of cash from decreased inventory balances partially offset by $19 million of increases in accounts receivable balances.  Cash flows used in investing activities were primarily related to fixed asset additions of $51 million.  Cash used in financing activities were primarily related to $26 million in repurchases of common stock and $3 million in distribution of minority interest earnings.  These items were partially offset by approximately $5 million of proceeds from the exercise of stock options and $2 million of debt borrowings.

Aided by strong fourth quarter retail and web-based sales, accounts receivable at the end of 2006 increased by only 10.0%, well below our net sales growth rate of 20.5% for the fourth quarter, to $155 million compared to $141 million at the end of 2005. As a result, average day’s sales outstanding decreased to 45 days from 51 days in the prior year. Fiscal 2006 ending inventory of $228 million represents a 5% decrease compared to $241 million in the prior year and the composition of the inventory is more current. The decrease in inventories is mainly attributable to the implementation of two key initiatives.  First, we implemented strategies to adjust inventory purchases to match trailing trend results rather than purchasing inventory based on estimated but perhaps optimistic growth expectations.  Secondly, we took advantage of opportunities for the reduction in our excess inventory by selling increased amounts of discountinued product through alternative channels as well as our own outlet stores.

At the end of 2006, we had working capital of $358 million compared to working capital of $327 million at the end of the prior year. We had approximately $11 million of outstanding borrowings at the end of 2006 related to short term borrowings in the UK and Japan.  In the first quarter of 2006, our UK subsidiary entered into a revolving credit facility with its primary bank allowing borrowings of up to 4 million GBP.  Outstanding borrowings under the UK-based facility were $7.7 million USD at the end of 2006 and bear interest at the aggregate of the margin, London Interbank Offered Rate (“LIBOR”), and Mandatory Lending Agreement (“MLA”), costs, (6.17% on a combined basis at year end), due May 2007.  These borrowings were used to acquire a new facility for our U.K.-based operations.  The remaining $3.4 million in borrowings are under a short-term facility in Japan bearing interest at the Euroyen rate (approximately 1.38% at year-end), due in June 2007.  This facility is primarily utilized for working capital needs associated with our Japanese subsidiary.

At the end of 2006 we had no outstanding borrowings under our $100 million U.S. Short-Term Revolving Credit Facility which bears interest at our option of (i) the LIBOR base rate (5.32% at year-end) plus 50 basis points, or (ii) the lesser of (a) the higher of Wells Fargo’s prime rate (8.25% at year-end) less 1.0%, or 3.0%, or (b) the maximum rate allowed by law.  We have typically renewed this short-term credit facility in September each year.

During 2007, we anticipate capital expenditures of approximately $40 to $50 million to principally cover information technology additions, acquisition of facilities associated with our European headquarters in Basel, Switzerland, new company-owned retail store openings and other general maintenance requirements. We believe that cash flow from operations combined with existing cash on hand will be sufficient to fund our capital needs during 2007. We also have access to amounts available under our credit facilities should additional funds be required.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table presents, as of January 6, 2007, a summary of our significant cash contractual obligations by payment date. Further discussion of the nature of each obligation is included in Note 8 and Note 11 to our Consolidated Financial Statements.

		Less than	1-3	3-5	More than
	Total	l Year	Years	Years	5 Years
	(in thousands)
Contractual Obligations
Short-term debt (1)	$11,089	$11,089	$-	$-	$-
Minimum royalty payments (2)	115,763	40,535	55,239	14,963	5,026
Future minimum rental payments	160,744	32,115	50,556	33,978	44,095
Purchase obligations (3)	51,828	51,828	0	0	0
Total contractual cash obligations	$339,424	$135,567	$105,795	$48,941	$49,121

(1)	Consists of short-term credit borrowings in the United Kingdom and Japan and excludes contractual interest.

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

Selected Quarterly Financial Data

The table below sets forth selected quarterly financial information. The information is derived from our unaudited consolidated financial statements and includes, in the opinion of management, all normal and recurring adjustments that management considers necessary for a fair statement of results for such periods. The operating results for any quarter are not necessarily indicative of results for any future period. Certain line items presented in the tables below, when aggregated, may not agree to the corresponding line items on the Company's Consolidated Statements of Income and Comprehensive Income for fiscal years 2005 and 2004 due to rounding.

Fiscal Year 2006	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA

Net sales	$264,225	$259,238	$299,697	$390,805
Gross profit	133,014	127,034	148,106	200,765
Operating expenses	116,022	110,838	115,153	143,581
Operating income	16,992	16,196	32,953	57,184
Income before income taxes	15,492	15,610	31,941	55,752
Provision for income taxes	5,776	4,372	10,400	20,665
Net income	9,716	11,238	21,541	35,087
Earnings per share:
Basic	0.14	0.17	0.32	0.52
Diluted	0.14	0.16	0.31	0.51
Gross profit as a percentage of net sales	50.3%	49.0%	49.4%	51.4%
Operating expenses as a percentage of net sales	43.9%	42.8%	38.4%	36.7%
Operating income as a percentage of net sales	6.4%	6.2%	11.0%	14.6%

Fiscal Year 2005	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA
				As Restated
				(1)

Net sales	$232,510	$226,235	$260,171	$324,203
Gross profit	121,162	117,252	136,210	160,514
Operating expenses	96,647	100,959	99,488	129,058
Operating income	24,515	16,293	36,722	31,456
Income before income taxes	21,912	13,881	34,385	32,770
Provision (benefit) for income taxes	(1,982)	4,228	12,691	12,341
Net income	23,894	9,653	21,694	20,429
Earnings per share:
Basic	0.34	0.14	0.31	0.29
Diluted	0.32	0.13	0.30	0.29
Gross profit as a percentage of net sales	52.1%	51.8%	52.4%	49.5%
Operating expenses as a percentage of net sales	41.6%	44.6%	38.2%	39.8%
Operating income as a percentage of net sales	10.5%	7.2%	14.1%	9.7%

(1)
See Note 2 in the "Restatement of Consolidated Financial Statements" in Notes to Consolidated Financial Statements of this Form 10-K. The following table gives effect to adjustments related to stock-based compensation expense and the correction of other prior period errors:

Fourth Quarter- Fiscal Year 2005	As Reported	Adjustments	As Restated

Net sales	$324,203	$-	$324,203
Gross profit	160,514	-	160,514
Operating expenses	127,129	1,929	129,058
Operating income	33,385	(1,929)	31,456
Income before income taxes	34,699	(1,929)	32,770
Provision for income taxes	12,534	(193)	12,341
Net income	22,165	(1,736)	20,429
Earnings per share:
Basic	0.32	(0.03)	0.29
Diluted	0.31	(0.02)	0.29
Gross profits as a percentage of sales	49.5%		49.5%
Operating expenses as a percentage of sales	39.2%		39.8%
Operating income as a percentage of sales	10.3%		9.7%

While the majority of our products are not seasonal in nature, a significant portion of our net sales and operating income is generally derived in the second half of the year. Our third and fourth quarters, which include the “back to school” and Christmas season, generated approximately 73% of our annual operating income for 2006. The amount of net sales and operating income generated during the first quarter is affected by the levels of inventory held by retailers at the end of the Christmas season, as well as general economic conditions and other factors beyond our control. In general, lower levels of inventory held by retailers at the end of the Christmas season may have a positive impact on our net sales and operating income in the first quarter of the following year as a result of higher levels of restocking orders placed by retailers. We currently believe that our inventory levels at our major customers at the end of 2006 were near their targeted inventory levels.

As we continue to grow in the watch, jewelry and direct to consumer segments, we believe we will continue to experience a greater percentage of our annual profits in the back half of the year. As a percent of sales, we believe operating expenses will be more significant in the first half of the year when due to seasonality, our sales volumes are lower while our carrying costs of stores, personnel and infrastructure costs incurred in the back half of the prior year carry into the following year. In addition, new product launches would generally augment the sales and operating expense levels in the quarter the product launch takes place. The results of operations for a particular quarter may also vary due to a number of factors, including retail, economic and monetary conditions, timing of orders or holidays and the mix of products sold by us.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a multinational enterprise, we are exposed to changes in foreign currency exchange rates. Our most significant foreign currency risk relates to the Euro, British Pound and, to a lesser extent, the Swiss Franc, as compared to the U.S. dollar. Due to our vertical nature whereby a significant portion of goods are sourced from our owned facilities, the foreign currency risks relate primarily to the necessary current settlement of intercompany inventory transactions. We employ a variety of practices to manage this market risk, including our operating and financing activities and, where deemed appropriate, the use of foreign currency forward contracts. The use of these instruments allows management to offset exposure to rate fluctuations because the gains or losses incurred on the derivative instruments will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. We use derivative instruments only for risk management purposes and do not use them for speculation or for trading. There were no significant changes in how we managed foreign currency transactional exposure in 2006 and management does not anticipate any significant changes in such exposures or in the strategies we employ to manage such exposure in the near future.

At year-end we had outstanding foreign exchange contracts to sell 43.1 million Euro for approximately $56.2 million, expiring through December 2007 and approximately 3.6 million British Pounds for $7 million, expiring through June 2007. If we were to settle our Euro and British Pound based contracts at fiscal year-end 2006, the net result would be a net loss of approximately $338,000, net of taxes. Exclusive of these outstanding foreign exchange contracts or other operating or financing activities that may be employed by us, a measurement of the unfavorable impact of a 10 percent change in the Euro, British Pound and Swiss Franc as compared to the U.S. dollar would have on our operating profits and stockholders’ equity is presented in the following paragraph.

At fiscal year-end 2006, a 10 percent unfavorable change in the U.S. dollar against the Euro, British Pound and Swiss Franc involving balance sheet transactional exposures would have reduced net pre-tax income by $6.6 million. The translation of the balance sheets of our European, United Kingdom and Switzerland-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. At fiscal year-end 2006, a 10 percent unfavorable change in the exchange rate of the U.S. dollar against the Euro, British Pound and Swiss Franc would have reduced consolidated stockholders’ equity by approximately $15.8 million. In the view of management, the risks associated with exchange rate changes in other currencies we have exposure to are not material and these hypothetical losses resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position, results of operation or cash flows.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Fossil, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Fossil, Inc. and subsidiaries (the “Company”) as of January 6, 2007 and December 31, 2005, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended January 6, 2007.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fossil, Inc. and subsidiaries at January 6, 2007 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended January 6, 2007, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2, the accompanying 2005 and 2004 consolidated financial statements have been restated.  Also, as discussed in Note 1, as of January 1, 2006, the Company changed its method of accounting for employee stock-based compensation.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 6, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 7, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Dallas, Texas
August 7, 2007

CONSOLIDATED BALANCE SHEETS
AMOUNTS IN THOUSANDS

Fiscal Year	2006	2005
		As Restated -
		See Note 2
Assets
Current assets:
Cash and cash equivalents	$133,304	$58,222
Securities available for sale	6,894	6,553
Accounts receivable - net	155,236	141,193
Inventories - net	228,225	241,009
Deferred income tax assets	20,406	18,808
Prepaid expenses and other current assets	36,923	41,387
Total current assets	580,988	507,172

Investments	10,855	9,352
Property, plant and equipment - net	171,499	147,243
Goodwill	43,038	40,667
Intangible and other assets - net	46,217	40,708
Total assets	$852,597	$745,142

Liabilities and Stockholders' Equity
Current liabilities:
Short term debt	$11,338	$8,552
Accounts payable	53,306	60,628
Accrued expenses:
Compensation	28,896	22,259
Accrued accounts payable	23,562	20,028
Accrued royalties	14,265	8,316
Co-op advertising	11,554	15,178
Other	27,388	16,550
Income taxes payable	53,071	29,159
Total current liabilities	223,380	180,670

Deferred income tax liabilities	15,021	28,936
Other long term liabilities	7,893	6,692
Total long-term liabilities	22,914	35,628
Minority interest in subsidiaries	4,102	2,527
Stockholders' equity:
Common stock, 67,794 and 68,319 shares issued for 2006 and 2005, respectively	678	683
Additional paid-in capital	53,459	47,675
Retained earnings	529,376	475,504
Accumulated other comprehensive income	20,025	7,676
Treasury stock at cost, 69 shares	(1,337)	-
Deferred compensation	-	(5,221)
Total stockholders' equity	602,201	526,317
Total liabilities and stockholders' equity	$852,597	$745,142

See notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA

Fiscal Year	2006	2005	2004
		As Restated -	As Restated -
		See Note 2	See Note 2

Net sales	$1,213,965	$1,043,120	$957,309
Cost of sales	605,046	507,980	454,699
Gross profit	608,919	535,140	502,610

Operating expenses:
Selling and distribution	357,813	311,302	269,465
General and administrative	127,781	114,850	102,401
Total operating expenses	485,594	426,152	371,866

Operating income	123,325	108,988	130,744
Interest expense	3,554	321	32
Other (expense) income - net	(976)	(5,719)	5,496

Income before income taxes	118,795	102,948	136,208
Provision for income taxes	41,213	27,278	46,663

Net income	$77,582	$75,670	$89,545

Other comprehensive income (loss), net of taxes:
Currency translation adjustment	13,758	(14,618)	(1,825)
Unrealized gain (loss) on marketable investments	47	372	(12)
Forward contracts hedging intercompany foreign
currency payments - change in fair values	(1,456)	2,478	796

Total comprehensive income	$89,931	$63,902	$88,504

Earnings per share:
Basic	$1.15	$1.07	$1.27
Diluted	$1.13	$1.04	$1.23
Weighted average common shares outstanding:
Basic	67,177	70,476	70,367
Diluted	68,817	72,424	72,998

See notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AMOUNTS IN THOUSANDS

					Accumulated other
					comprehensive income (loss)
						Unrealized	Unrealized
	Common stock		Additional		Cumulative	gain (loss) on	gain (loss)			Total
		Par	paid-in	Retained	translation	marketable	on forward	Treasury	Deferred	stockholders'
	Shares	value	capital	earnings	adjustment	investments	contracts	Stock	compensation	equity

Balance, January 3, 2004 as previously reported	46,628	$466	$25,881	$379,354	$23,513	$(388)	$(2,156)	-	$(3,244)	$423,426
Adjustments to opening stockholders' equity	-	-	8,610	(8,180)	(484)	-	-	-	(398)	(452)
Balance, January 3, 2004 as restated (1)	46,628	466	34,491	371,174	23,029	(388)	(2,156)	-	(3,642)	422,974

Common stock issued upon exercise of stock options	1,418	14	10,468	-	-	-	-	-	-	10,482
Tax benefit derived from stock-based compensation	-	-	6,006	-	-	-	-	-	-	6,006
Repurchase and retirement of common stock	(247)	(2)	(6,921)	-	-	-	-	-	-	(6,923)
Three-for-two stock split	23,300	233	(233)	-	-	-	-	-	-	-
Restricted stock issued in connection with deferred compensation plan	-	-	3,202	-	-	-	-	-	(3,202)	-
Stock-based compensation expense	-	-	2,090	-	-	-	-	-	-	2,090
Amortization of deferred compensation	-	-	-	-	-	-	-	-	1,142	1,142
Australia purchase	3	-	47	-	-	-	-	-	-	47
European stores purchase	7	-	104	-	-	-	-	-	-	104
Net income	-	-	-	89,545	-	-	-	-	-	89,545
Unrealized gain on marketable investments	-	-	-	-	-	(12)	-	-	-	(12)
Currency translation adjustment	-	-	-	-	(1,825)	-	-	-	-	(1,825)
Forward contracts hedging intercompany foreign currency payments - change in fair values	-	-	-	-	-	-	796	-	-	796

Balance, January 1, 2005 as restated (1)	71,109	711	49,254	460,719	21,204	(400)	(1,360)	-	(5,702)	524,426

Common stock issued upon exercise of stock options	811	8	5,642	-	-	-	-	-	-	5,650
Tax benefit derived from stock-based compensation	-	-	3,379	-	-	-	-	-	-	3,379
Repurchase and retirement of common stock	(3,601)	(36)	(14,339)	(60,885)	-	-	-	-	-	(75,260)
Restricted stock issued in connection with deferred compensation plan	-	-	1,162	-	-	-	-	-	(1,162)	-
Stock-based compensation expense	-	-	2,577	-	-	-	-	-	-	2,577
Amortization of deferred compensation	-	-	-	-	-	-	-	-	1,643	1,643
Net income	-	-	-	75,670	-	-	-	-	-	75,670
Unrealized gain on marketable investments	-	-	-	-	-	372	-	-	-	372
Currency translation adjustment	-	-	-	-	(14,618)	-	-	-	-	(14,618)
Forward contracts hedging intercompany foreign currency payments - change in fair values	-	-	-	-	-	-	2,478	-	-	2,478

Balance, December 31, 2005 as restated (1)	68,319	683	47,675	475,504	6,586	(28)	1,118	-	(5,221)	526,317

Common stock issued upon exercise of stock options	710	7	5,109	-	-	-	-	-	-	5,116
Tax benefit derived from stock-based compensation	-	-	1,474	-	-	-	-	-	-	1,474
Repurchase and retirement of common stock	(1,312)	(13)	(2,207)	(23,710)	-	-	-	-	-	(25,930)
Restricted stock issued in connection with deferred compensation plan	77	1	(1)	-	-	-	-	-	-	-
Restricted stock forfeiture	-	-	1,337	-	-	-	-	(1,337)	-	-
Stock-based compensation expense	-	-	5,293	-	-	-	-	-	-	5,293
Reclass due to SFAS No. 123R implementation	-	-	(5,221)	-	-	-	-	-	5,221	-
Net income	-	-	-	77,582	-	-	-	-	-	77,582
Unrealized gain on marketable investments	-	-	-	-	-	47	-	-	-	47
Currency translation adjustment	-	-	-	-	13,758	-	-	-	-	13,758
Forward contracts hedging intercompany foreign currency payments - change in fair values	-	-	-	-	-	-	(1,456)	-	-	(1,456)

Balance, January 6, 2007	67,794	$678	$53,459	$529,376	$20,344	$19	$(338)	$(1,337)	$-	$602,201

1) See Note 2, "Restatement of Consolidated Financial Statements" in Notes to Consolidated Financial Statements of this Form 10-K.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
AMOUNTS IN THOUSANDS

Fiscal Year	2006	2005	2004
		As Restated -	As Restated -
		See Note 2	See Note 2
Operating Activities:
Net income	$77,582	$75,670	$89,545
Noncash items affecting net income:
Depreciation and amortization	32,049	26,510	23,339
Stock-based compensation	5,293	4,221	3,231
Minority interest in subsidiaries	4,382	4,343	4,054
Increase in allowance for returns - net of related inventory	3,126	1,544	547
Loss (gain) on disposal of assets	72	(727)	(129)
Impairment loss	318	-	863
Equity in income of joint venture	(685)	(1,907)	(1,515)
Decrease in allowance for doubtful accounts	(1,254)	(744)	(1,216)
Excess tax benefits from stock based compensation	(1,474)	3,379	6,006
Deferred income taxes	(15,485)	(17,082)	(15,542)

Changes in operating assets and liabilities, net of effects of acquisitions:
Income taxes payable	25,386	(16,115)	23,781
Accrued expenses	24,349	3,441	12,266
Inventories	17,776	(57,392)	(45,424)
Prepaid expenses and other current assets	5,408	(9,999)	(3,924)
Accounts payable	(9,481)	8,852	13,260
Accounts receivable	(18,903)	10,555	(27,918)
Net cash from operating activities	148,459	34,549	81,224

Investing Activities:
Additions to property, plant and equipment	(50,787)	(53,202)	(28,407)
Business acquisitions, net of cash acquired	(7,227)	(4,439)	(47,863)
Increase in intangible and other assets	(3,242)	(2,032)	(929)
Purchase of short-term marketable investments	(287)	(1,293)	(298)
Proceeds from sale of property, plant and equipment	151	525	1,217
Net cash used in investing activities	(61,392)	(60,441)	(76,280)

Financing Activities:
Acquisition and retirement of common stock	(25,930)	(75,260)	(6,923)
Distribution of minority interest earnings	(2,813)	(8,006)	(3,403)
Excess tax benefits from stock-based compensation	1,474	-	-
Net borrowings (payments) on short-term debt	2,028	(18,155)	23,629
Proceeds from exercise of stock options	5,116	5,650	10,482
Net cash (used in) from financing activities	(20,125)	(95,771)	23,785

Effect of exchange rate changes on cash and
cash equivalents	8,140	(5,545)	(1,361)
Net increase (decrease) in cash and cash equivalents	75,082	(127,208)	27,368
Cash and cash equivalents:
Beginning of year	58,222	185,430	158,062
End of year	$133,304	$58,222	$185,430

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

Consolidated Financial Statements include the accounts of Fossil, Inc., a Delaware corporation and its subsidiaries (the “Company”). The Company reports on a fiscal year reflecting the retail-based calendar (containing 4-4-5 week calendar quarters). References to 2006, 2005, and 2004 are for the fiscal years ended January 6, 2007, December 31, 2005, and January 1, 2005, respectively. The Company noted that fiscal 2006 is a 53-week year as compared to a 52-week year in fiscal 2005 and 2004. For financial reporting purposes, this extra week was included in the first quarter of fiscal year 2006. All intercompany balances and transactions are eliminated in consolidation. The Company is a leader in the design, development, marketing and distribution of contemporary, high quality fashion accessories on a global basis. The Company’s products are sold primarily through department stores, specialty retailers and company-owned retail stores worldwide.

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

Accounts Receivable are stated net of allowances of approximately $38.3 million and $32.1 million for estimated customer returns and approximately $9.8 million and $11.1 million for doubtful accounts at the close of fiscal years 2006 and 2005, respectively.

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

Property, equipment and other long-lived assets are evaluated for impairment whenever events or conditions indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows related to the asset. Impairment losses related to under-performing Company-owned retail stores of approximately $318,000 and $863,000 were recorded in 2006 and 2004, respectively, and are included in selling and distribution expense. There was no impairment loss recorded in 2005.

Goodwill and Other Intangible Assets include the cost in excess of net tangible assets acquired (goodwill), trademarks, tradenames, customer lists and patents. Trademarks, customer lists and patents are amortized using the straight-line method over the estimated useful lives of generally seven to twenty years. Goodwill and other indefinite-lived intangible assets such as tradenames related to business combinations are tested at least annually for impairment rather than amortized. Impairment testing compares the carrying amount of the asset with its fair value.  Fair value is estimated based on the market approach and discounted cash flows.  When the carrying amount of the asset exceeds its fair value, an impairment charge would be recorded.  The Company completed the required annual testing for impairment as of fiscal year-end 2006 and 2005 and has determined none of its goodwill or indefinite-lived intangible assets are impaired.

Cumulative Translation Adjustment is included as a component of other comprehensive income (loss) and reflects the adjustments resulting from translating the financial statements of foreign subsidiaries. The functional currency of the Company’s foreign subsidiaries is the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at the average rates prevailing during the year. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains and losses in the determination of net income. The Company incurred net foreign currency transaction gains of approximately $2.0 million, losses of $3.8 million and gains of $6.9 million for fiscal years 2006, 2005 and 2004, respectively, which have been included in other (expense) income - net.

Forward Contracts are entered into by the Company principally to hedge the future payment of intercompany inventory transactions by its non-U.S. subsidiaries. These cash flow hedges are stated at estimated fair value and changes in fair value are reported as a component of other comprehensive income (loss). At January 6, 2007, the Company had hedge contracts to sell 43.1 million Euro for approximately $56.2 million, expiring through December 2007 and 3.6 million British Pounds for approximately $7 million, expiring through June 2007. If the Company were to settle its Euro and British Pound based contracts at fiscal year-end 2006, the net result would be a loss of approximately $338,000, net of taxes. This unrealized loss is recognized in other comprehensive income (loss). The net decrease in fair value of approximately $1.5 million during fiscal 2006 is reported as other comprehensive loss and consisted of net losses from these hedges of $338,000 plus $1.1 million of net gains reclassified into earnings.

Revenues are recognized at the point the goods leave the Company’s distribution center for the customer. Because the majority of the Company’s customers pay freight and do not have stated rights of inspection, title transfers at the point in time the goods leave the Company’s dock. The Company accepts limited returns and may request that a customer return a product if the customer has an excess of any style that the Company has identified as being a poor performer for that customer or geographic location. The Company continually monitors returns and maintains a provision for estimated returns based upon historical experience and any specific issues identified. While returns have historically been within management’s expectations and the provisions established, future return rates may differ from those experienced in the past.  In the event that the Company’s products are performing poorly in the retail market and/or it experiences product damages or defects at a rate significantly higher than our historical rate, the resulting credit returns could have an adverse impact on the operating results for the period or periods in which such returns materialize.

Cost of Sales includes raw material costs, assembly labor, assembly overhead including depreciation expense, assembly warehousing costs and shipping and handling costs related to the movement of finished goods from assembly locations to sales distribution centers and from sales distribution centers to customer locations.  Additionally, cost of sales includes customs duties, product packaging cost, royalty cost associated with sales of licensed products, the cost of molding and tooling and inventory shrink and damages.

Selling, Distribution and Administrative Expenses includes sales and distribution labor costs, distribution costs from sales distribution centers to customer locations, sales distribution center warehouse costs, depreciation expense related to sales centers, point-of-sale expenses, advertising expenses and administrative support labor and “back office” or support costs such as treasury, legal, information services, accounting, internal audit, human resources and executive management costs.

Advertising Costs for in-store and media advertising as well as co-op advertising, catalog costs, product displays, show/exhibit costs, advertising royalty related to the sales of licensed brands, internet costs associated with affiliation fees, printing and promotional allowances are expensed as incurred. Advertising expenses were approximately $83.3 million, $82.4 million and $73.5 million for fiscal years 2006, 2005 and 2004, respectively.

Minority Interest in Subsidiaries, included within other expense (income)-net represents the minority stockholders’ share of the net income (loss) of various consolidated subsidiaries. The minority interest in the consolidated balance sheets reflects the minority owner’s proportionate interest in the equity of the various consolidated subsidiaries.

Earnings Per Share (“EPS”). Basic EPS is based on the weighted average number of common shares during each period. Diluted EPS includes the effects of dilutive stock options outstanding during each period using the treasury stock method.

The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS:

Fiscal Year	2006	2005	2004
IN THOUSANDS, EXCEPT PER SHARE DATA

Numerator:
Net income	$77,582	$75,670	$89,545

Denominator:
Basic EPS computations:
Weighted average common shares outstanding	67,177	70,476	46,911
Three-for-two stock splits	-	-	23,456
	67,177	70,476	70,367
Basic EPS	$1.15	$1.07	$1.27

Diluted EPS computation:
Basic weighted average common shares outstanding	67,177	70,476	70,367
Stock options and restricted stock	1,640	1,948	2,631
	68,817	72,424	72,998
Diluted EPS	$1.13	$1.04	$1.23

Antidilutive stock options to purchase approximately 907,000, 805,000, and 31,000 common shares were not included in the EPS computations in 2006, 2005 and 2004, respectively, because the exercise prices of these options were greater than the average market price of the Company’s common stock for the respective years.

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

Newly Issued Accounting Standards.  In February 2007, the Financial Accounting Standards Board (“FASB”), issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, (“SFA 159”). The fair value option permits entities to choose to measure eligible financial instruments at fair value at specified election dates. The entity will report unrealized gains and losses on the items on which it has elected the fair value option in earnings. SFAS 159 is effective beginning in fiscal year 2008. The Company is currently evaluating the effect of adopting SFAS 159, but does not expect it to have a material impact on its consolidated results of operations or financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 provides guidance for using fair value to measure assets and liabilities. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. This standard primarily applies to those assets or liabilities that do not have a quoted market price. SFAS 157 is effective beginning in fiscal year 2008 and is required to be adopted beginning January 6, 2008. The Company is currently evaluating the effect of adopting SFAS 157, but does not expect it to have a material impact on its consolidated results of operations or financial condition.

In June 2006, the FASB released Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 supplements FASB Statement No. 109, Accounting for Income Taxes, by defining the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than not" to be sustained by the taxing authority.  Tax benefits associated with positions taken or to be taken on tax returns where there is uncertainty as to whether the position will be challenged by the taxing authorities will be impacted by FIN 48.

FIN 48 is effective beginning in fiscal year 2007.  FIN 48 establishes a two-step process for the recognition and measurement of the amount of benefit to be recorded in the financial statements for tax positions taken or expected to be taken in a tax return.  This process requires the enterprise first to determine whether is it more likely than not that the tax position taken will be sustained upon examination by the taxing authority, including resolution of any appeals or litigation, on the basis of the technical merits of the position.  FIN 48 requires that an enterprise measure the amount of recognizable tax benefit for each tax position meeting the recognition threshold as the largest amount that is greater than 50 percent likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  The cumulative effects of applying FIN 48 will be affected as a change in accounting principle and result in a decrease of $6.1 million to the fiscal year 2007 opening balance of retained earnings.

In June 2006 The Emerging Issues Task Force (“EITF”) issued Issue 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross Versus Net Presentation (“EITF 06-3”)). Questions have arisen whether various non-income taxes assessed by governmental authorities should be presented gross or net in an entity’s income statement.  Non-income taxes include sales tax, use tax, excise tax, value added tax, and various taxes related to specific industries.  This issue was added to the EITF’s agenda, and the EITF was asked to determine the approach that should be taken in determining whether some or all of these taxes should be presented gross or net in an entity’s income statement.  The consensuses in EITF 06-3 are effective beginning in fiscal year 2007.  The adoption of EITF 06-3 will not have a material impact on the Company’s consolidated results of operations or financial condition.

Newly Adopted Accounting Standards. In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS 123 and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB No. 25). SFAS 123R requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  Under SFAS 123R, public companies are required to measure the cost of services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an award recipient is required to provide service in exchange for the award.  The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition.

Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective method and as such, results for prior periods have not been restated  as a result of this implementation.  Under this transition method, the measurement and the method of amortization of costs for share-based payments granted prior to, but not vested as of January 1, 2006, will be based on the same estimate of the grant-date fair value and primarily the same amortization method that was previously used in the SFAS 123 pro forma disclosure. For equity awards granted after the date of adoption, the Company will amortize share-based compensation expense on a straight-line basis over the vesting term.  Compensation expense is recognized only for share-based payments expected to vest. The Company estimates forfeitures at the date of grant based on historical experience and future expectations. Prior to the adoption of SFAS 123R, the Company utilized the intrinsic-value based method of accounting under APB No. 25, and related interpretations, and adopted the disclosure requirements of SFAS 123.  The effect of forfeitures on the pro forma expense amounts was recognized based on actual forfeitures.  The adoption of SFAS 123R resulted in share-based compensation expense of approximately $5.3 million ($3.4 million net of tax), or approximately $0.05 for both basic and diluted earnings per share for fiscal year 2006. Included in the $5.3 million was a benefit of approximately $165,000 resulting from the cumulative effect of changing from recognizing forfeitures on an actual basis to an estimated basis. In conjunction with the implementation of SFAS 123R, $5.2 million of deferred compensation, previously recorded as a separate component of stockholders’ equity, was reclassified into additional paid-in capital.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“SFAS 154”).  This standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. This standard requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS 154 also states that a change in the method of depreciating a long-lived asset be accounted for as a change in estimate that was effected by a change in accounting principle. Also, an error correction from previously issued financial statements should be called a “restatement”. SFAS 154 was adopted in fiscal year 2006 and the Company believes these consolidated financial statements comply with the requirements of SFAS 154.

2.	Restatement of Consolidated Financial Statements

Restatement Adjustments

Following an internal review into the Company’s equity granting practices during the period from 1993 through 2006, the Company and its Audit Committee concluded that the Company’s consolidated financial statements and selected financial data for each of the fiscal years ended December 31, 2005, January 1, 2005, January 3, 2004 and January 4, 2003, should be restated to record additional stock-based compensation and related tax effects resulting from equity grants awarded during fiscal years 1993 through 2005 that were incorrectly accounted for under generally accepted accounting principles in the United States of America. This decision was based on the determination that the equity grant dates were selected in error because the grant price and the number of shares individual employees were entitled to receive were not determined with finality on the original grant date and therefore the revised measurement dates as defined by APB No. 25 for determining the accounting treatment of certain equity grants differed from the equity grant dates originally used by the Company in preparing its consolidated financial statements.  In analyzing the historical annual mass grant process, new hire grants and other equity grants from fiscal years 1993 through 2006, the Company reviewed historical circumstances and patterns related to its equity granting practices, the requirements of its LTIP, Board of Directors meeting minutes, the minutes of its Compensation Committee or resolutions related to actions taken by the Compensation Committee, Form 4’s, payroll information and other evidence including Company e-mail and related correspondence to determine the most appropriate measurement dates.  After comparing the newly determined most appropriate measurement dates to the original grant dates used in preparing its historical consolidated financial statements, the Company determined that certain equity grants were awarded at exercise prices below the fair market value of its common stock on the measurement date.  As a result, it has recorded additional pre-tax stock-based compensation expense of approximately $2.4 million and $1.9 million to restate its consolidated statements of income and comprehensive income for fiscal years ended December 31, 2005 and January 1, 2005, respectively.  In addition, the Company is also restating its beginning retained earnings balance for the year ended January 1, 2005 by approximately $8.2 million, for which $7.3 million relates to the cumulative impact of the additional compensation expense, for fiscal years 1993 through 2003 and $900,000 relates to the correction of other errors.

The summary of evidence the Company relied upon to determine the most appropriate measurement dates for stock option grants to employees from 1993 to 2006 is detailed below.

Evidence Relied Upon	Number of Grants	Percent of Total	Number of Options	Percent of Total

Payroll information	2,794	44.8%	6,714,275	34.4%
Board of Directors meeting minutes	1,212	19.4%	6,138,796	31.4%
Company e-mail	1,209	19.4%	2,862,825	14.6%
Compensation Committee meeting minutes	458	7.4%	555,735	2.8%
International management meetings	275	4.4%	732,236	3.7%
Company equity grant administration database	81	1.3%	271,842	1.4%
Form 4	27	0.4%	815,093	4.2%
All other evidence	183	2.9%	1,454,112	7.5%
Total	6,239	100.00%	19,544,914	100.0%

In addition to the correction of errors related to stock-based compensation discussed above, the Company is correcting other errors in its prior year financial statements.  These errors were not previously recorded as the Company believed the amounts of these errors, both individually and in the aggregate, were not material to its consolidated financial statements.  Accordingly, the Company has restated its consolidated statements of income and comprehensive income and cash flows for the year ended December 31, 2005 to include:  (i) an approximate $442,000 decrease in pre-tax income related to additional employer and employee FICA taxes due, including interest thereon,  in connection with the correction of classifying certain incentive stock options to non-qualified stock options,  (ii) an approximate $979,000 increase in pre-tax income to reverse the impact of certain sales returns recorded in fiscal year 2005 that should have been recorded in fiscal year 2004, which had an effect of increasing net sales, cost of sales and selling and distribution expenses by approximately $2.7 million, $1.2 million and $454,000, respectively, (iii) an approximate $207,000 decrease in pre-tax income to adjust accrued liabilities related to certain management fees that should have been eliminated at the end of fiscal year 2004, (iv) an approximate $1.5 million increase in pre-tax income related to the correction of an error in its analysis for store-impairment related to an improper application of FASB Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which had the effect of reducing depreciation and amortization expense and loss on disposal of assets by $700,000 and $756,000, respectively, (v) a decrease in income tax expense of approximately $600,000 to reduce an accrual for tax penalties, (vi) an approximate $2.4 million increase in income tax expense to increase certain tax contingency reserves released in fiscal year 2005 that should have been released in fiscal year 2004, primarily related to foreign tax liabilities previously recorded for potential tax exposure related to the Company's reorganization of its German subsidiary in fiscal year 2004, and (vii) an approximate $48,000 decrease in income tax expense resulting from the impact of the pre-tax adjustments on additional stock-based compensation expense and other adjustments described in items (i) through (iv) above.

In addition to the correction of errors related to stock-based compensation, the consolidated statements of income and comprehensive income and cash flow for the year ended January 1, 2005 have been restated to include the following adjustments: (i) an approximate $864,000 decrease in pre-tax income related to additional employer and employee FICA taxes due, including interest thereon, in connection with our correction of classifying certain incentive stock options to non-qualified stock options, (ii) an approximate $979,000 decrease in pre-tax income related to increasing our allowance for sales returns, which had an effect of decreasing net sales, cost of sales and selling and distribution expenses by approximately $2.7 million, $1.2 million and $454,000, respectively, (iii) an approximate $207,000 increase in pre-tax income to adjust accrued liabilities related to certain management fees that should have been eliminated at the end of fiscal year 2004, (iv) an approximate $863,000 decrease in pre-tax income related to the correction of an error in our analysis for store impairment related to an improper application of FASB Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (v) a $484,000 decrease in pre-tax income related to the correction of foreign currency losses previously reported as a result of an error in the Company’s translation of foreign currency balance sheets, (vi) an approximate $2.4 million decrease in income tax expense to reduce certain tax contingency reserves primarily related to foreign tax liabilities recorded for potential foreign taxes on a goodwill transfer in connection with the Company's establishment of a limited risk distribution in Germany in 2004, and (vii) an approximate $1.4 million decrease in income tax expense resulting from the impact of the pre-tax adjustments for additional stock-based compensation expense and other adjustments described in items (i) through (v) above.

For its previously disclosed basic weighted average common shares outstanding included in the Company’s consolidated statements of income and comprehensive income for the fiscal years ended December 31, 2005 and January 1, 2005, the Company’s restatement includes an approximate 358,000 share and 305,000 share reduction, respectively, to correct an error related to the improper inclusion of unvested restricted shares in such previously reported amounts.

The Company is restating its consolidated balance sheet at December 31, 2005 to include:  (i) an increase in cash and cash equivalents and a decrease in accounts receivable-net of $765,000 to correct an error related to the timing of posting certain credit card settlement payments, (ii) a $1.3 million increase to deferred income tax assets, a $1.1 million decrease to income taxes payable and a $114,000 decrease to deferred income tax liabilities related to the tax effect of additional stock-based compensation expense from fiscal year 1993 through fiscal year 2005 and the net impact of expenses related to the correction of other errors and adjustments to certain tax contingency reserves from fiscal year 2001 through fiscal year 2005, (iii) a $907,000 decrease in property, plant and equipment-net and a $900,000 decrease in accrued expenses related to the correction of an error in the Company’s analysis for store impairment, (iv) a $2.3 million increase in accrued expenses related to additional employer and employee FICA taxes due, including interest thereon, in connection with the Company's correction of reclassifying certain incentive stock options to non-qualified stock options, (v) a $12.5 million increase in additional paid-in capital and a $755,000 decrease in deferred compensation related to the impact of adjustments to additional stock-based compensation expense, (vi) an adjustment from other current liabilities to other long term liabilities of approximately $5.5 million related to deferred rent, and (vii) a $11.6 million adjustment to retained earnings relating to the after-tax impact of additional stock-based compensation expense and the net impact of expenses related to the correction of other errors from fiscal year 1993 through fiscal year 2005.

For fiscal years 2005 and 2004, the Company is restating for approximately $3.5 million and $5.8 million, respectively, of expenses previously disclosed as selling and distribution expense to general and administrative expense.  These expenses were comprised of certain administrative expenses related to the Company's Direct to Consumer segment.

In connection with the Company’s review of its historical equity granting practices and the resulting correction of grant dates for certain equity awards, the Company reviewed the implications of Section 162(m) which prohibits tax deductions for non-performance based compensation paid to its chief executive officer and the four highest compensated officers in excess of one million dollars in a taxable year.  It concluded that no adjustments are required to its previously filed financial statements in connection with the provisions of Section 162(m).

CONSOLIDATED BALANCE SHEETS
AMOUNTS IN THOUSANDS

Fiscal Year	2005

Assets	As Reported	Adjustments	As Restated
Current assets:
Cash and cash equivalents	$57,457	$765	$58,222
Securities available for sale	6,553	-	6,553
Accounts receivable - net	141,958	(765)	141,193
Inventories - net	241,009	-	241,009
Deferred income tax assets	17,505	1,303	18,808
Prepaid expenses and other current assets	41,387	-	41,387
Total current assets	505,869	1,303	507,172

Investments	9,352	-	9,352
Property, plant and equipment - net	148,150	(907)	147,243
Goodwill	40,667	-	40,667
Intangible and other assets - net	40,708	-	40,708
Total assets	$744,746	$396	$745,142

Liabilities and Stockholders' Equity
Current liabilities:
Short-term debt	$8,552	$-	$8,552
Accounts payable	60,628	-	60,628
Accrued expenses:
Compensation	19,956	2,303	22,259
Accrued accounts payable	20,928	(900)	20,028
Accrued royalties	8,316	-	8,316
Co-op advertising	15,178	-	15,178
Other	22,014	(5,464)	16,550
Income taxes payable	30,228	(1,069)	29,159
Total current liabilities	185,800	(5,130)	180,670

Deferred income tax liabilities	29,050	(114)	28,936
Other long term liabilities	1,220	5,472	6,692
Total long-term liabilities	30,270	5,358	35,628

Minority interest in subsidiaries	2,527	-	2,527
Stockholders' equity:
Common stock, 68,319 shares issued for 2005	683	-	683
Additional paid-in capital	35,161	12,514	47,675
Retained earnings	487,097	(11,593)	475,504
Accumulated other comprehensive income	7,675	1	7,676
Deferred compensation	(4,467)	(754)	(5,221)
Total stockholders' equity	526,149	168	526,317
Total liabilities and stockholders' equity	$744,746	$396	$745,142

The impact to beginning retained earnings at January 3, 2004, by fiscal year, for adjustments related to stock-based compensation expense and the correction of other prior period errors is as follows:

	Stock Based Compensation		Correction of Other Errors
Amounts in thousands	Pre-Tax	Income Tax	Pre-Tax	Income Tax
	Amount	Effect	Amount	Effect

Effect of restatement on net income by fiscal year:
1993	$(4)	$1	$-	$-	$(3)
1994	(147)	36	-	-	(111)
1995	(498)	130	-	-	(368)
1996	(715)	187	-	-	(528)
1997	(714)	187	-	-	(527)
1998	(912)	239	-	-	(673)
1999	(971)	254	-	-	(717)
2000	(1,315)	343	-	-	(972)
2001	(1,140)	298	-	(1)	(843)
2002	(1,520)	308	220	(187)	(1,179)
2003	(1,643)	339	(1,336)	381	(2,259)
Total effect of restatement on beginning retained earnings at January 3, 2004	$(9,579)	$2,322	$(1,116)	$193	$(8,180)

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

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA

	2005
	As Reported	Adjustments	As Restated

Net sales	$1,040,468	$2,652	$1,043,120
Cost of sales	506,761	1,219	507,980
Gross profit	533,707	1,433	535,140

Operating expenses:
Selling and distribution	315,045	(3,743)	311,302
General and administrative	109,270	5,580	114,850
Total operating expenses	424,315	1,837	426,152

Operating income	109,392	(404)	108,988
Interest expense	316	5	321
Other (expense) income - net	(5,512)	(207)	(5,719)

Income before income taxes	103,564	(616)	102,948
Provision for income taxes	25,505	1,773	27,278
Net income	$78,059	$(2,389)	$75,670

Other comprehensive income (loss), net of taxes:
Currency translation adjustment	(14,622)	4	(14,618)
Unrealized gain on marketable investments	372	-	372
Forward contracts hedging intercompany foreign currency payments - change in fair values	2,478	-	2,478

Total comprehensive income	$66,287	$(2,385)	$63,902

Earnings per share:
Basic	$1.10	n/a	$1.07
Diluted	$1.07	n/a	$1.04
Weighted average common shares outstanding:
Basic	70,834	(358)	70,476
Diluted	73,209	(785)	72,424

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA

	2004
	As Reported	Adjustments	As Restated

Net sales	$959,960	$(2,651)	$957,309
Cost of sales	455,919	(1,220)	454,699
Gross profit	504,041	(1,431)	502,610

Operating expenses:
Selling and distribution	274,842	(5,377)	269,465
General and administrative	93,840	8,561	102,401
Total operating expenses	368,682	3,184	371,866

Operating income	135,359	(4,615)	130,744
Interest expense	30	2	32
Other (expense) income - net	5,773	(277)	5,496

Income before income taxes	141,102	(4,894)	136,208
Provision for income taxes	50,533	(3,870)	46,663
Net income	$90,569	$(1,024)	$89,545

Other comprehensive income (loss), net of taxes:
Currency translation adjustment	(2,306)	481	(1,825)
Unrealized gain on marketable investments	(12)	-	(12)
Forward contracts hedging intercompany foreign currency payments - change in fair values	796	-	796

Total comprehensive income	$89,047	$(543)	$88,504

Earnings per share:
Basic	$1.28	n/a	$1.27
Diluted	$1.22	n/a	$1.23
Weighted average common shares outstanding:
Basic	70,672	(305)	70,367
Diluted	74,462	(1,464)	72,998

CONSOLIDATED STATEMENT OF CASH FLOWS
AMOUNTS IN THOUSANDS

Fiscal Year	2005

	As Reported	Adjustments	As Restated
Operating Activities:
Net income	$78,059	$(2,389)	$75,670
Noncash items affecting net income:
Depreciation and amortization	27,210	(700)	26,510
Stock-based compensation	1,821	2,400	4,221
Minority interest in subsidiaries	4,343	-	4,343
Increase in allowance for returns - net of related inventory	1,544	-	1,544
Loss (gain) on disposal of assets	29	(756)	(727)
Equity in income of joint venture	(1,907)	-	(1,907)
Decrease in allowance for doubtful accounts	(744)	-	(744)
Excess tax benefits from stock based compensation	3,651	(272)	3,379
Deferred income taxes	(16,888)	(194)	(17,082)
Changes in operating assets and liabilities, net of effects of acquisitions:
Income taxes payable	(18,356)	2,241	(16,115)
Accrued expenses	1,528	1,913	3,441
Inventories	(58,612)	1,220	(57,392)
Prepaid expenses and other current assets	(9,999)	-	(9,999)
Accounts payable	8,852	-	8,852
Accounts receivable	13,257	(2,702)	10,555
Net cash from operating activities	33,788	761	34,549

Investing Activities:
Additions to property, plant and equipment	(53,202)	-	(53,202)
Business acquisitions, net of cash acquired	(4,439)	-	(4,439)
Increase in intangible and other assets	(2,032)	-	(2,032)
Purchase of short-term marketable investments	(1,293)	-	(1,293)
Proceeds from sales of property, plant and equipment	525	-	525
Net cash used in investing activities	(60,441)	-	(60,441)

Financing Activities:
Proceeds from exercise of stock options	5,650	-	5,650
Acquisition and retirement of common stock	(75,260)	-	(75,260)
Distribution of minority interest earnings	(8,006)	-	(8,006)
Net payments on short-term debt	(18,155)	-	(18,155)
Net cash used in financing activities	(95,771)	-	(95,771)

Effect of exchange rate changes on cash and cash equivalents	(5,549)	4	(5,545)
Net decrease in cash and cash equivalents	(127,973)	765	(127,208)
Cash and cash equivalents:
Beginning of year	185,430	-	185,430
End of year	$57,457	$765	$58,222

CONSOLIDATED STATEMENT OF CASH FLOWS
AMOUNTS IN THOUSANDS

Fiscal Year	2004

	As Reported	Adjustments	As Restated
Operating Activities:
Net income	$90,569	$(1,024)	$89,545
Noncash items affecting net income:
Depreciation and amortization	23,339	-	23,339
Stock-based compensation	1,320	1,911	3,231
Minority interest in subsidiaries	4,054	-	4,054
Increase in allowance for returns - net of related inventory	547		547
Gain on disposal of assets	(129)	-	(129)
Impairment loss	-	863	863
Equity in income of joint venture	(1,515)	-	(1,515)
Decrease in allowance for doubtful accounts	(1,216)	-	(1,216)
Excess tax benefits from stock based compensation	6,497	(491)	6,006
Deferred income taxes	(14,688)	(854)	(15,542)
Changes in operating assets and liabilities, net of effects of acquisitions:
Income taxes payable	26,306	(2,525)	23,781
Accrued expenses	12,871	(605)	12,266
Inventories	(44,204)	(1,220)	(45,424)
Prepaid expenses and other current assets	(3,924)	-	(3,924)
Accounts payable	13,260	-	13,260
Accounts receivable	(31,384)	3,466	(27,918)
Net cash from operating activities	81,703	(479)	81,224

Investing Activities:
Additions to property, plant and equipment	(28,407)	-	(28,407)
Business acquisitions, net of cash acquired	(47,863)	-	(47,863)
Increase in intangible and other assets	(929)	-	(929)
Purchase of short-term marketable investments	(298)	-	(298)
Proceeds from sales of property, plant and equipment	1,217	-	1,217
Net cash from investing activities	(76,280)	-	(76,280)

Financing Activities:
Acquisition and retirement of common stock	(6,923)	-	(6,923)
Distribution of minority interest earnings	(3,403)	-	(3,403)
Net payments on short-term debt	23,629	-	23,629
Proceeds from exercise of stock options	10,482	-	10,482
Net cash used in financing activities	23,785	-	23,785

Effect of exchange rate changes on cash and cash equivalents	(1,840)	479	(1,361)
Net decrease in cash and cash equivalents	27,368	-	27,368
Cash and cash equivalents:
Beginning of year	158,062	-	158,062
End of year	$185,430	$-	$185,430

3.	Acquisitions

In February 2006, Fossil International Holdings, Inc. (“FIH”), a wholly owned subsidiary of the Company, contributed approximately $4.3 million to Fossil Mexico, Sociedad Anonima de Capital Variable (“Fossil Mexico”), a newly-formed entity that is 51% owned by FIH.  On February 1, 2006, Fossil Mexico acquired certain fixed assets, intangible assets and inventory from Grupo Japme, S.A. de C.V.(“Grupo Japme”), the Company’s distributor in Mexico, for a cash purchase price of approximately $7.2 million.  The terms of this transaction include an earnout payment to Grupo Japme in an amount of $1.3 million in the event that defined earnings objectives are achieved within the twelve months following the acquisition date.  The acquisition was recorded as a purchase and resulted in goodwill of approximately $1.0 million.  In 2007, the Company paid an additional $1.3 million in connection with the achievement of the earnout objectives and such amount was recorded as additional goodwill.

In January 2005, Fossil Europe B.V., Ltd. (“Fossil B.V.”) a wholly owned subsidiary of the Company, acquired 100% of the capital stock of IWG Independent Watch Group Scandinavia AB, the Company’s distributor in Sweden, for a cash purchase price of approximately $3.0 million. The acquisition was recorded as a purchase and resulted in goodwill of approximately $1.0 million.

In January 2005, Fossil (Asia) Holdings Limited, a majority controlled subsidiary of the Company, acquired certain assets from Protime Watch Co., Ltd., the Company’s distributor in Taiwan, for a cash purchase price of $2.9 million. The acquisition was recorded as a purchase and resulted in goodwill of $1.3 million.

Effective October 2004, Fossil (East) Limited (“Fossil East”), a wholly-owned subsidiary of the Company, increased its equity interest in Fossil Time Malaysia Sdn. Bhd. to 100% by acquiring 18% of the capital stock from its minority interest holders and increased its equity interest in Fossil Singapore Ptd. Ltd. to 100% by acquiring an additional 19% of the capital stock from its minority interest holders in exchange for cash in the aggregate amount of $770,000. Both of these acquisitions were recorded as purchases and approximately $334,000 of goodwill was recorded in connection with these transactions.

In April 2004, FMW Acquisition, Inc., a wholly-owned subsidiary of the Company, acquired 100% of the outstanding shares of Tempus International Corp. (d/b/a Michele Watches), (“Tempus”) based in Miami, Florida for approximately $50 million in cash. Tempus manufactured, marketed and distributed watches under the MW® and MW Michele brand labels. This acquisition was recorded as a purchase and the results of Tempus’ operations were included in the Company’s 2004 consolidated statements of operations from the date of aquisition. Total consideration exceeded the fair value of net assets acquired by $51.1 million which is made up of the following: $21.8 million for goodwill, $24 million for tradenames; and $5.3 million for customer lists.  FMW Acquisition, Inc. and Tempus International Corp. were merged into the Company in June 2005 and July 2005, respectively. The underlying non-intellectual property assets associated with such merger were contributed by the Company to Fossil Partners, L.P.

In January 2004, Fossil East acquired 20% of the issued and outstanding shares (the “Shares”) of Fossil (Australia) Pty. Limited. Consideration for the Shares consisted of 2,475 shares of common stock of Fossil, Inc., par value $0.01 per share, and approximately $26,400 in cash. The total value of the transaction was approximately $73,900. Upon closing, Fossil East owned 100% of the issued and outstanding shares of Fossil (Australia) Pty. Limited.  No additional goodwill was recorded as a result of this transaction.

The results of business combinations completed in fiscal 2006 and prior are included in the accompanying consolidated financial statements since the dates of their acquisition. The pro forma effects, as if transactions had occurred at the beginning of the years presented, are not significant.

Goodwill. The changes in the carrying amount of goodwill, which is not subject to amortization, are as follows:

	United		Other	Direct to
IN THOUSANDS	States	Europe	International	Consumer	Total

Balance at January 1, 2005	$21,097	$17,213	$1,502	$-	$39,812
Acquisitions	-	994	1,303	-	2,297
Currency	702	(2,079)	(65)	-	(1,442)
Balance at December 31, 2005	21,799	16,128	2,740	-	40,667
Acquisitions	-	-	1,026	-	1,026
Currency	-	1,390	(45)	-	1,345
Balance at January 6, 2007	$21,799	$17,518	$3,721	$-	$43,038

4.	Investments

The Company maintains a 50% equity interest in Fossil Spain, S.A. (“Fossil Spain”) pursuant to a joint venture agreement with Sucesores de A. Cardarso for the marketing, distribution and sale of the Company’s products in Spain and Portugal. The Company has accounted for the investment based upon the equity method from the effective date of the transaction and as of fiscal year-end 2006 the investment was approximately $9.5 million. The Company’s equity in Fossil Spain’s net income was $706,000, $1.9 million, and $1.5 million for fiscal 2006, 2005 and 2004, respectively, and is included in other (expense) income-net.

Fossil East holds 363,624 shares of Crew BOS, an India stock exchange listed company at an original aggregate cost of $1 million. The Company’s ownership represents less than 1% of Crew BOS’s total outstanding shares. The investment has been accounted for under the cost method.

5.	Inventories

Inventories - net consist of the following:

Fiscal Year	2006	2005
	IN THOUSANDS
Components and parts	$9,786	$14,763
Work-in-process	1,691	4,807
Finished merchandise on hand	175,519	192,121
Merchandise at Company stores	31,807	23,206
Merchandise from estimated customer returns	21,496	18,509
	240,299	253,406
Inventory reserve for obsolescence	(12,074)	(12,397)
Inventories - net	$228,225	$241,009

6.	Property, Plant and Equipment

Property, plant and equipment - net consist of the following:

Fiscal Year	2006	2005
	IN THOUSANDS

Land	$15,979	$14,307
Buildings	72,334	54,112
Furniture and fixtures	66,996	54,507
Computer equipment and software	68,375	62,024
Leasehold improvements	43,637	30,484
Construction in progress	13,361	15,615
	280,682	231,049
Less accumulated depreciation and amortization	109,183	83,806
Property, plant, and equipment - net	$171,499	$147,243

7.	Intangibles and Other Assets

Intangibles and other assets - net consist of the following:

		2006		2005
	Useful	Carrying	Accumulated	Carrying	Accumulated
Fiscal Year	Lives	Amount	Amortization	Amount	Amortization
		IN THOUSANDS
Intangibles - subject to amortization:
Trademarks	10 yrs.	$2,015	$1,202	$1,890	$1,072
Customer list	9 yrs.	8,274	2,472	5,300	1,325
Patents	14 -20 yrs.	713	174	644	133
Other	7-20 yrs.	194	142	118	113
Total intangibles - subject to amortization		11,196	3,990	7,952	2,643

Intangibles - not subject to amortization:
Tradenames		29,263	-	28,947	-

Other assets:
Deposits		4,020	-	2,788	-
Cash surrender value of life insurance		3,050	-	2,689	-
Other		2,814	136	1,051	76
Total other assets		9,884	136	6,528	76
Total intangibles and other assets		$50,343	$4,126	$43,427	$2,719
Net of amortization			$46,217		$40,708

Amortization expense for intangible assets was approximately $1,356,000, $946,000 and $740,000 for fiscal 2006, 2005 and 2004, respectively. Amortization expense related to existing intangibles is estimated to be approximately $1.3 million for each of the years 2007, 2008, 2009 and 2010 and $673,000 for 2011.

8.	Short Term Debt

Banks: U.S.-based:  On September 21, 2006, the Company executed the renewal of its Loan Agreement and Revolving Line of Credit (the “Revolver”) with its primary bank, Wells Fargo Bank (“Wells Fargo”), dated September 23, 2004, whereby Wells Fargo will provide a revolving line of credit of up to $100 million.  The Revolver is secured by 65% of the issued and outstanding shares of certain subsidiaries of the Company pursuant to an Amended and Restated Stock Pledge Agreement entered into as of September 21, 2006.  The Revolver requires the maintenance of net worth, quarterly income, working capital and certain financial ratios.  Borrowings under the Revolver bear interest at the option of the Company (i) at the London Interbank Offer Rate, (“LIBOR”), base rate (5.32% at year-end) plus 50 basis points, or (ii) at the lesser of (a) the higher of Wells Fargo’s prime rate (8.25% at year-end) less 1.0% or 3.0%, or (b) the maximum rate allowed by law.  The Company may prepay the Revolver without penalty.  Wells Fargo may accelerate the note to be immediately due and payable if the Company fails to pay any part of the principal or interest of the Revolver, or upon an Event of Default.  The Company intends to use the proceeds for working capital needs, potential acquisitions and for general corporate purposes, including potential common stock repurchases.  The Loan Agreement and the Revolver expire on September 20, 2007.  There were $5 million in borrowings outstanding under the Revolver as of fiscal year-end 2005.  There were no outstanding borrowings as of fiscal year-end 2006. The Company incurred approximately $3 million, $239,000 and $7,000 of interest expense related to outstanding borrowings under the credit facility for fiscal years 2006, 2005 and 2004, respectively.

On December 21, 2006, the Company and Wells Fargo executed a Fourth Amendment to the Revolver that modified certain financial and non-financial covenants, including a restriction on the Company relating to future common stock repurchases.  The Company anticipates this restriction to be lifted contemporaneously with its filing of this Form 10-K.  The Company is in compliance with all covenants related to its amended Loan Agreement as of January 6, 2007.

At fiscal year-end 2006 and 2005, the Company had outstanding letters of credit of approximately $15.9 million and $17.7 million, respectively, to vendors for the purchase of merchandise, which amounts reduced availability of borrowings under the Revolver.

Banks: Foreign-based: During March 2006, Fossil U.K. Ltd. (“Fossil UK”) entered into a revolving credit facility with its primary bank allowing borrowings of up to 4 million GBP. All outstanding borrowings under the facility bear interest at the aggregate of the Margin, LIBOR and Mandatory Lending Agreement (“MLA”), costs (6.17% on a combined basis at fiscal year-end). In connection with the financing agreement, Fossil U.K. pays an unused fee of 0.32% per year. U.K.-based borrowings, in U.S. dollars, under the facility were approximately $7.7 million at fiscal year-end 2006.  Borrowings made under this credit facility were used to acquire a new facility for the Company’s U.K.-based operations.  The Company’s Japanese subsidiary, Fossil Japan, maintains a short-term credit facility allowing for borrowings of up to 400 million yen, bearing interest based upon the Euroyen rate which was 1.38% as of fiscal year-end 2006. In connection with the financing agreement, Fossil Japan pays an unused fee of 0.3% per year. Any outstanding borrowings under the Japan facility reduce the amount of borrowings available under the Revolver. Japan-based borrowings, in U.S. dollars, under the facility were approximately $3.4 million for both fiscal year-end 2006 and 2005 and were primarily used for working capital purposes.

9.	Other (Expense) Income – Net

Other (expense) income – net consists of the following:

Fiscal Year	2006	2005	2004
	IN THOUSANDS

Minority interest expense	$(4,382)	$(4,343)	$(4,054)
Equity in the earnings of joint venture	706	1,856	1,873
Interest income	1,113	1,590	1,283
Currency gains (losses)	2,039	(3,780)	6,943
Royalty income	415	510	302
Other gains (losses)	(867)	(1,552)	(851)

	$(976)	$(5,719)	$5,496

10.	Taxes

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the consolidated deferred tax assets and liabilities were:

Fiscal Year	2006	2005
	IN THOUSANDS

Current deferred tax assets (liabilities):
Bad debt allowance	$3,550	$4,008
Returns allowance	8,841	7,245
Inventory	4,187	1,940
Compensation	4,778	4,625
Accrued liabilities	3,117	2,679
In-transit returns inventory	(5,413)	(5,421)
Deferred rent	281	2,236
Loss carry-forwards	2,320	-
Other	845	1,496
Total current deferred tax assets	22,506	18,808
Valuation allowance	(2,100)	-
Net current deferred tax assets	20,406	18,808

Long-term deferred tax assets (liabilities):
Fixed assets	(6,606)	(4,228)
Trade-names and customer list	(9,792)	(10,382)
Compensation	453	335
Deferred rent	2,453	-
Loss carry-forwards	882	2,692
Undistributed earnings of certain foreign subsidiaries	(2,154)	(13,280)
Tax deductible foreign reserves	(1,482)	(828)
Unrealized exchange gain	(830)	(856)
Other	2,937	303
Total deferred tax liabilities	(14,139)	(26,244)
Valuation allowance	(882)	(2,692)
Net long-term deferred tax liabilities	$(15,021)	$(28,936)

The current deferred tax asset for loss carry-forwards includes a $6 million U.S. capital loss carry-forward that expires in 2007 and $1.1 million of net operating losses of foreign subsidiaries that expire at various dates for the years indicated. Valuation allowances have been recorded to reflect the estimated amount of deferred tax assets that may not be realized on these losses.

Capital loss carry-forwards:
(IN THOUSANDS)

Expires 2007	$6,000
Expires 2008	8
Expires 2009	15
Expires 2010	-
Expires 2011	2
Expires thereafter	1,075
Total capital loss carry-forward	$7,100

The following table identifies earnings before income taxes for the Company’s U.S. and non-U.S. based operations for the years indicated.

Fiscal Year	2006	2005	2004
	IN THOUSANDS

U.S	$40,129	$20,721	$27,286
Non-U.S.	78,666	82,227	108,922
Total	$118,795	$102,948	$136,208

The Company’s provision for income taxes consists of the following for the years indicated:

Fiscal Year	2006	2005	2004
	IN THOUSANDS

Current provision:
U.S. Federal	$37,128	$19,443	$26,359
Non-U.S.	16,377	19,101	27,081
State and local	1,427	2,437	2,760
Total current	54,932	40,981	56,200
Deferred provision
U.S. Federal	(15,580)	(16,046)	(8,432)
Non-U.S.	199	(983)	(6,138)
State and local	(104)	(53)	(973)
Total deferred	(15,485)	(17,082)	(15,543)
Tax equivalent related to exercise of stock options
(credited to additional paid-in capital)	1,766	3,379	6,006
Provision for income taxes	$41,213	$27,278	$46,663
Tax (benefit) expense related to other comprehensive (loss) income	$(28)	$799	$523

The Company was granted a 100% tax holiday for its watch assembly activities in Switzerland for tax years 2003 through 2007 which will decrease to a 60% holiday from 2008 through 2012.  After 2012, the Company will pay the full Swiss tax rate on its watch assembly activities.  This holiday had the effect of reducing current foreign income taxes by $400,000, $1.2 million and $300,000 in fiscal years 2006, 2005 and 2004.

A reconciliation of income tax computed at the U.S. federal statutory income tax rate of 35% to the provision for income taxes is as follows:

Fiscal Year	2006	2005	2004

Tax at statutory rate	35.0%	35.0%	35.0%
State, net of federal tax benefit	0.7%	0.8%	0.9%
Foreign rate differential	(9.2)%	(9.8)%	(12.5)%
U.S. tax on foreign income	9.0%	12.3%	10.1%
Dividends received deduction	-	(11.8)%	-
Other	(.8)%	-	0.8%
Provision for income taxes	34.7%	26.5%	34.3%

The lower effective tax rate in 2005 was the result of the Company’s ability, pursuant to the American Jobs Creation Act of 2004, to reduce previously recorded deferred tax liabilities by repatriating foreign earnings at an effective tax rate substantially below the statutory rate at which these deferred tax liabilities were established.

Deferred U.S. federal income taxes are not provided on undistributed earnings of certain foreign subsidiaries where management plans to continue reinvesting these earnings outside the United States. Determination of such tax amounts that would be payable if earnings were distributed to the U.S. Company is not practical because potential offsets of foreign tax credits would be available under various assumptions involving the tax calculation.

The Internal Revenue Service (“IRS”) has substantially completed a field audit of the Company’s federal income tax returns for the years 2003 and 2004 and proposed certain adjustments. The Company has filed a protest of these adjustments through the IRS Office of Appeals. In addition, the Company is subject to audits by state, local, and foreign tax authorities. The Company believes that adequate provisions have been made for any adjustments that may result from tax examinations, however, audit outcomes and the timing of audit settlements are subject to significant uncertainty.  Should any issues addressed in the Company’s tax audits be resolved in a manner not consistent with its expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs.

Other Taxes

The Company also reviewed the consequences of issuing in-the-money stock options under Section 409A.  The Company plans to reimburse its employees for any tax liability, including interest and penalties, arising under Section 409A relating to in-the-money stock options exercised by such employees subsequent to December 31, 2005 up to a certain date.  The Company estimates such reimbursement to employees will approximate $766,000 and expects to record this charge in fiscal year 2007.  The Company intends to offer option holders the opportunity to amend certain vested and un-exercised options that were granted in-the-money to avoid any future adverse tax consequences under Section 409A.  The Company also anticipates giving such option holders (excluding executive officers) a cash bonus for the increase in the exercise price.  The Company estimates it will make cash payments totaling approximately $2.0 million in fiscal year 2008 to option holders.  The Company will record such bonuses as additional compensation expense in fiscal year 2007.  The Company will account for any modification of stock options in accordance with SFAS 123R.  The financial impact of this modification is not yet known but is expected to be recorded in fiscal year 2007.  The Company is also reviewing “in-the-money” option grants to its non-U.S.-based employees to determine what additional tax liabilities, if any, the Company or its employees may incur in connection with such “in-the-money” grants.

Unrelated to the Special Committee’s review of the Company’s equity granting practices, the Company identified that certain grants previously awarded to employees as incentive stock options should have been treated as non-qualified stock options.  Due to different tax requirements associated with the exercise of an incentive stock option versus a non-qualified stock option, it has determined that certain employer and employee FICA taxes and employee withholding taxes were not properly withheld at the time such options were exercised by its employees.  The Company has determined that for any amounts due from the beginning of fiscal year 2004 through the current date, it will indemnify its employees’ FICA amounts that are required to be paid, as a result of the now non-qualified status of these stock option grants.  The Company estimates that amounts to be paid related to the delinquent FICA taxes and similar social taxes related to certain international subsidiaries, including the employer and employee portion, including interest thereon, will approximate $1.8 million of which $1.4 million  was recorded as part of its restatement.

11.	Commitments

License Agreements. The Company has various license agreements to market watches bearing certain trademarks or patents owned by various entities. In accordance with these agreements, the Company incurred royalty expense of approximately $44.1 million, $34.6 million and $32.9 million in fiscal years 2006, 2005 and 2004, respectively. These amounts are included in the Company’s cost of sales and selling and distribution expenses. The Company has various agreements in effect at the end of fiscal year 2006 which expire on various dates between 2007 and 2012 and such agreements also require the Company to pay royalties ranging from 3.0% to 20.0% of defined net sales. Future minimum royalty commitments under such license agreements at the close of fiscal year 2006 are as follows (amounts in thousands):

2007	$40,535
2008	37,618
2009	17,621
2010	9,937
2011	5,026
Thereafter	5,026
$115,763

Leases. The Company leases its retail and outlet store facilities as well as certain of its office facilities and equipment under non-cancelable operating leases and capital leases. Most of the retail store leases provide for contingent rental based on operating results and require the payment of taxes, insurance and other costs applicable to the property. Generally, these leases include renewal options for various periods at stipulated rates. Rent expense under these agreements was approximately $38.0 million, $31.5 million and $29.8 million for fiscal years 2006, 2005 and 2004, respectively. Contingent rent expense has been immaterial in each of the last three fiscal years. Future minimum rental commitments under such non-cancelable leases at the close of fiscal year 2006 are as follows (amounts in thousands):

	Operating	Capital
2007	$32,115	277
2008	27,124	277
2009	23,432	277
2010	19,678	277
2011	14,300	277
Thereafter	44,095	622
	$160,744	2,007
Less amounts representing interest		(171)
Capital lease obligations , included in short-term debt and in other long-term liabilities		1,836

The Company has entered into a sublease agreement with a third party related to one of its retail store locations pursuant to which future sublease income is expected to be approximately $1.1 million for each of the years 2007, 2008, 2009, and 2010 and $623,000 in 2011.

From time to time the Company is involved in litigation, most of which is incidental to its business. In the Company’s opinion, no litigation to which the Company currently is a party is likely to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

12.	Stockholders’ Equity and Benefit Plans

Common and Preferred Stock.  On March 12, 2004, the Board of Directors declared a three-for-two stock split (“2004 Stock Split”) of the Company’s common stock, par value $0.01 (the “Common Stock”), which was effected in the form of a stock dividend which was paid on April 8, 2004 to stockholders of record on March 26, 2004. Retroactive effect on prior years was given to the 2004 Stock Split in all share and per share data in these consolidated financial statements and notes.

The Company has 100,000,000 shares of authorized $0.01 par value Common Stock, with 67,793,918 and 68,318,730 shares issued at the close of fiscal years 2006 and 2005, respectively. The Company has 1,000,000 shares of authorized $0.01 par value preferred stock with none issued or outstanding. Rights, preferences and other terms of preferred stock will be determined by the Board of Directors at the time of issuance.

Common Stock Repurchase Programs. During fiscal years 2005 and 2004, the Company’s Board of Directors approved stock repurchase programs, pursuant to which up to 4,500,000 and 667,000 shares, respectively, of its Common Stock may be repurchased.  During fiscal years 2006, 2005 and 2004, the Company repurchased and retired 1.3 million, 3.6 million and 247,000 shares, respectively, of its Common Stock under these repurchase programs at a cost of approximately $25.9 million, $75.3 million and $6.9 million, respectively. All authorized purchases under such programs were completed in April 2006.

Deferred Compensation and Savings Plans. The Company has a savings plan in the form of a defined contribution plan (the “401(k) Plan”) for substantially all U.S. based full-time employees of the Company. After one year of service (minimum of 1,000 hours worked), the Company matches 50% of employee contributions up to 3% of their compensation and 25% of the employee contributions between 4% and 6% of their compensation. The Company also has the right to make certain additional matching contributions not to exceed 15% of employee compensation. The Company has not made any additional matching contributions during fiscal years 2006, 2005 and 2004.  The Company’s common stock is one of several investment alternatives available under the 401(k) Plan. Matching contributions made by the Company to the 401(k) Plan totaled approximately $850,000, $842,000 and $633,000 for fiscal years 2006, 2005 and 2004, respectively.

In December 1998, the Company adopted the Fossil, Inc. and Affiliates Deferred Compensation Plan (the “Deferred Plan”). Eligible participants may elect to defer up to 50% of their salary pursuant to the terms and conditions of the Deferred Plan.  In addition, the Company may make employer contributions to participants under the Deferred Plan from time to time. The Company made no contributions to the Deferred Plan during fiscal years 2006, 2005 and 2004.

Stock-Based Compensation Plans. In December 2004, the FASB issued SFAS 123R, which requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  Under SFAS 123R, public companies are required to measure the cost of services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an award recipient is required to provide service in exchange for the award.  The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition.

Restricted Stock Plan. The 2002 Restricted Stock Plan of the Company is intended to advance the best interests of the Company, its subsidiaries and its stockholders in order to attract, retain and motivate key employees by providing them with additional incentives through the award of shares of restricted stock. To date, shares awarded under the Restricted Stock Plan have been funded with shares contributed to the Company from a significant stockholder. During 2006, 2005 and 2004, 44,200, 53,800 and 137,200 shares, respectively, of stock were contributed to the Restricted Stock Plan by the stockholder and reissued by the Company to the employees. At fiscal year-end 2006, 69,000 shares issued to employees were forfeited and are held in the Company treasury to be issued as future awards are granted.  The restricted shares outstanding have original vesting periods that predominantly range from one to five years. These shares were accounted for at fair value at the date of grant.  At fiscal year-end 2006, the Company has available 626,550 common shares for future issuances under the Restricted Stock Plan.

Long Term Incentive Plan.   An aggregate of 5,821,875 shares of common stock were initially reserved for issuance pursuant to the Long Term Incentive Plan (“LTIP”), adopted April 1993. An additional 3,037,500 shares were reserved in each of fiscal years 1995, 1998, 2001 and 2003 for issuance under the LTIP. Designated employees of the Company, including officers and directors, are eligible to receive (i) stock options, (ii) stock appreciation rights, (iii) restricted or non-restricted stock awards, (iv) restricted stock units, (v) cash awards, or (vi) any combination of the foregoing. The LTIP is administered by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”). Each award issued under the LTIP terminates at the time designated by the Compensation Committee, not to exceed ten years. The current options, stock appreciation rights, restricted stock and restricted stock units outstanding have original vesting periods that predominately range from three to five years.  All stock appreciation rights and restricted stock units are settled in shares of Company common stock.

Nonemployee Director Stock Option Plan. An aggregate of 506,250 shares of common stock were reserved for issuance pursuant to the Nonemployee Director Stock Option Plan, adopted April 1993. An additional 112,500 shares were reserved in fiscal year 2002 for issuance under this plan. During the first year individuals are elected as nonemployee directors of the Company, they receive a grant of 5,000 nonqualified stock options. In addition, on the first day of each subsequent calendar year, each nonemployee director automatically receives a grant of an additional 4,000 nonqualified stock options as long as the individual is serving as a nonemployee director. Pursuant to this plan, 50% of the options granted will become exercisable on the first anniversary of the date of grant and in two additional installments of 25% on the second and third anniversaries. The exercise prices of options granted under this plan were not less than the fair market value of the Company’s common stock at the date of grant.

Pro forma disclosures as if the Company had adopted the fair value recognition requirements under SFAS 123 for stock option awards in fiscal years 2005 and 2004, respectively, are presented in the following table.

Fiscal Year	2005	2004

	(In thousands, except per share data)

Net income, as reported	$75,670	$89,545
Add: Stock-based employee compensation included in reported net income, net of tax	3,101	2,365
Deduct fair value based compensation expense, net of tax	(21,182)	(7,640)
Pro forma net income	$57,589	$84,270

Basic earnings per share:
As reported	$1.07	$1.27
Pro forma under SFAS 123	$0.82	$1.20

Diluted earnings per share:
As reported	$1.04	$1.23
Pro forma under SFAS 123	$0.80	$1.15

As of January 6, 2007, there was approximately $13.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the incentive plans. This cost is expected to be recognized over a weighted-average period of approximately 2 years.

Stock options and stock appreciation rights.  The fair value of stock options and stock appreciation rights granted under the Company’s stock-based compensation plans was estimated on the date of grant using the Black-Scholes option-pricing model.  The table below outlines the weighted average assumptions for these award grants:

	2006	2005	2004
Risk-free interest rate	4.71%	4.16%	2.95%
Expected term (in years)	5.53	5.00	4.50
Expected volatility	57.98%	58.83%	60.37%
Expected dividend yield	-%	-%	-%

Estimated fair value per option/ stock appreciation right granted	10.12	13.72	12.66

The expected term of the options represent the estimated period of time until exercise and is based on historical experience of similar awards.  Expected stock price volatility is based on the historical volatility of the Company’s common stock.  The risk-free rate is based on the implied yield available on U.S. Treasury issues with an equivalent remaining term.

The Company receives a tax deduction for certain stock option exercises/restricted stock vestings when the options/restricted shares are exercised/vested. Generally for options, the tax deduction is related to the excess of the stock price at the time the options are sold over the exercise price of the options. For restricted shares, the tax deduction is the fair market value of the stock on the date the restricted shares vest. Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options and the vesting of restricted shares as operating cash inflows in the Consolidated Statements of Cash Flows. SFAS 123R requires the benefits of tax deductions in excess of the grant-date fair value for those options and restricted shares to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount is shown as “Excess tax benefits from stock-based compensation” on the Consolidated Statements of Cash Flows and for 2006 amounted to approximately $1.5 million.

The following table summarizes stock option and stock appreciation right activity:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
Options and stock appreciation rights	Shares	Exercise Price	Term (years)	Value
	IN THOUSANDS			IN THOUSANDS
Outstanding at January 3, 2004	6,252	$8.01	5.0	$50,074
Granted	1,201	$20.62
Exercised	(1,420)	$7.13		$25,079
Forfeited or expired	(303)	$11.85
Outstanding at January 1, 2005	5,730	$10.67	5.0	$61,121
Granted	823	$25.45
Exercised	(810)	$6.97		$12,697
Forfeited or expired	(303)	$14.60
Outstanding at December 31, 2005	5,440	$13.23	5.1	$71,983
Granted	441	$19.02
Exercised	(710)	$7.21		$8,456
Forfeited or expired	(247)	$19.97
Outstanding at January 6, 2007	4,924	$14.28	5.0	$70,324

Exercisable at January 1, 2005	2,458	$6.67	3.7	$16,403
Exercisable at December 31, 2005	4,390	$13.53	5.0	$59,405
Exercisable at January 6, 2007	4,104	$14.03	4.7	$57,561
Nonvested at January 6, 2007	820	$15.56	6.6	$12,763
Expected to vest	738	$15.56	6.6	$11,487

The aggregate intrinsic value in the table above is before income taxes and is based on the exercise price for outstanding and exercisable options/rights at January 6, 2007 and based on the fair market value of the Company’s common stock on the exercise date for options/rights that have been exercised during the fiscal year.

Options and Stock Appreciation Rights Outstanding and Exercisable.  The following table summarizes information with respect to options and stock appreciation rights outstanding and exercisable at January 6, 2007 (share amounts are in thousands of dollars):

Options and Stock Appreciation Rights Outstanding				Options and Stock Appreciation Rights Exercisable
			Weighted-
		Weighted-	Average		Weighted-
		Average	Remaining		Average
Range of	Number of	Exercise	Contractual	Number of	Exercise
Exercise Prices	Shares	Price	Life (Yrs.)	Shares	Price
$0.00 - $3.14	74.8	2.47	0.1	74.8	$2.47
3.14 - 6.28	455.4	4.70	1.9	455.4	4.70
6.28 - 9.42	1,481.9	8.31	3.5	1,369.7	8.23
9.42 - 12.56	690.5	11.57	5.4	455.4	11.54
12.56 - 15.70	99.6	13.33	5.6	81.4	13.29
15.70 - 18.83	400.2	18.26	6.8	93.2	17.83
18.83 - 21.97	837.8	19.26	6.4	740.1	19.18
21.97 - 25.11	93.4	23.43	7.2	45.5	23.76
25.11 - 28.25	700.4	25.82	7.0	698.2	25.82
28.25 - 31.39	90.2	29.47	7.5	90.2	29.47
	4,924.2	14.28	5.0	4,103.9	14.03

The Company has elected to apply the long-form method to determine the hypothetical additional paid-in capital (“APIC”) pool provided by FASB Staff Position SFAS 123R - 3, (Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards).  The Company had determined that a hypothetical pool of excess tax benefits existed in APIC as of January 1, 2006, the date of adoption of SFAS 123R, related to historical stock option exercises.  In future periods, excess tax benefits resulting from stock option exercises will be recognized as additions to APIC in the period the benefit is realized.  In the event of a shortfall (that is, the tax benefit realized is less than the amount previously recognized through periodic stock compensation expense recognition and related deferred tax accounting), the shortfall would be charged against APIC to the extent of previous excess benefits, if any, including the hypothetical APIC pool, and then to tax expense.

Restricted Stock and Restricted Stock Units. The following table summarizes restricted stock and restricted stock unit activity:

Restricted Stock and Restricted Stock Units	Shares	Weighted Average Grant-Date Fair Value
	IN THOUSANDS
Nonvested at January 3, 2004	341	$12.67
Granted	137	$25.39
Vested	(55)	$13.21
Forfeited	(14)	$14.29
Nonvested at January 1, 2005	409	$16.81
Granted	54	$25.77
Vested	(77)	$16.62
Forfeited	-	$20.42
Nonvested at December 31, 2005	386	$18.03
Granted	206	$19.35
Vested	(88)	$17.74
Forfeited	(69)	$18.69
Nonvested at January 6, 2007	435	$18.62
Expected to vest	392	$18.62

    The total fair value of shares/units vested during 2006, 2005 and 2004 was $1.6 million, $1.8 million and $1.2 million, respectively.

13.	Supplemental Cash Flow Information

Fiscal Year	2006	2005	2004
	IN THOUSANDS

Cash paid during the year for:
Interest	$3,471	$315	$30
Income taxes	$29,858	$59,774	$33,110

Supplemental disclosures of non-cash investing and financing activities:

Purchase of property for capital lease
obligation	$4	$47	$1,560
Additions to property, plant and equipment
included in accounts payable	$1,794	$2,821	$1,266

14.	Major Customer, Segment and Geographic Information

    In accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.

    The Company manages its business primarily on a geographic basis. The Company’s reportable segments are comprised of the United States, Europe, Other International and Direct to Consumer. The United States, Europe, and Other International reportable segments do not include activities related to the Direct to Consumer segment.   The Europe segment primarily includes sales to wholesale or distributor customers based in European countries as well as the Middle East and Africa.  The Other International segment primarily includes sales to wholesale or distributor customers based in Australia, Canada, China (including the Company’s assembly and procurement operations), Indonesia, Japan, Korea, Malaysia, Mexico, Singapore, South America and Taiwan. The Direct to Consumer segment includes company-owned retail stores and e-commerce sales.  Each reportable geographic segment provides similar products and services, and the accounting policies of the various segments are the same as those described in Note 1, “Significant Accounting Policies”.

    The Company evaluates the performance of its reportable segments based on net sales and operating income. Net sales for geographic segments are generally based on the location of the customers. Operating income for each segment includes net sales to third parties, related cost of sales and operating expenses directly attributable to the segment.  Operating income for each segment includes intercompany profits associated with the sale of products by one segment to another.  For segment presentation, due to the Company’s diversified business model, it is impractical to eliminate such intercompany profits and include them in the respective segment that ultimately sells the product to an unrelated third party.  However, in evaluating the performance of each segment, management considers the impact that such profits have on each reportable segment.  Costs associated with various corporate expenses are not allocated to the various segments but are included in the United States segment. Intercompany sales of products between segments are referred to as intersegment items. Corporate assets including cash, short-term investments and certain intangible assets are included in the United States segment.  Summary information by operating segment follows:

SEGMENT INFORMATION

	Fiscal Year 2006
	Net Sales	Operating Income	Long-lived Assets	Total Assets
IN THOUSANDS

United States - wholesale:			$128,709	$387,532
External customers	$442,753	$(11,762)
Intersegment	118,638	-
Direct to consumer	220,782	21,591	40,247	92,473
Europe - wholesale:			87,459	275,340
External customers	378,650	39,798
Intersegment	215,281	-
Other international - wholesale:			15,194	97,252
External customers	171,780	73,698
Intergsegment	335,613	-
Intersegment items	(669,532)	-

Consolidated	$1,213,965	$123,325	$271,609	$852,597

	Fiscal Year 2005
	Net Sales	Operating Income	Long-lived Assets	Total Assets
IN THOUSANDS

United States - wholesale:			$137,264	$385,985
External customers	$411,735	$(19,640)
Intersegment	103,293	-
Direct to consumer	172,969	12,491	28,986	67,086
Europe - wholesale:			61,203	211,162
External customers	316,353	31,239
Intersegment	181,417	-
Other international - wholesale:			10,517	80,909
External customers	142,063	84,898
Intersegment	336,619	-
Intersegment items	(621,329)	-
Consolidated	$1,043,120	$108,988	$237,970	$745,142

	Fiscal Year 2004
	Net Sales	Operating Income	Long-lived Assets	Total Assets
IN THOUSANDS

United States - wholesale:			$127,877	$332,290
External customers	$381,574	$15,798
Intersegment	163,383	-
Direct to consumer	144,223	7,996	18,523	54,101
Europe - wholesale:			53,542	215,803
External customers	304,285	28,353
Intersegment	78,935	-
Other international - wholesale:			7,653	181,228
External customers	127,227	78,988
Intersegment	310,124	-
Intersegment items	(552,442)	-

Consolidated	$957,309	$131,135	$207,595	$783,422

GEOGRAPHIC INFORMATION

Customers of the Company consist principally of major department stores and specialty retail stores located throughout the world.  In connection with Federated Department Store Inc.’s acquisition of May Department Stores Co. in 2005, net sales to this combined entity would approximate 9%, 10% and 11% for fiscal years 2006, 2005 and 2004.  Net sales, operating income and long-lived assets related to the Company’s operations in the U.S., Europe and Other International markets are as follows:

	Fiscal Year 2006
	Net Sales	Operating Income	Long-lived Assets
IN THOUSANDS

United States	$632,431	$7,961	$163,060
Europe	397,922	40,301	91,024
Other international	183,612	75,063	17,525
Consolidated	$1,213,965	$123,325	$271,609

	Fiscal Year 2005
	Net Sales	Operating Income	Long-lived Assets
IN THOUSANDS

United States	$568,586	$(7,678)	$163,235
Europe	325,101	30,147	62,463
Other international	149,433	86,519	12,272
Consolidated	$1,043,120	$108,988	$237,970

	Fiscal Year 2004
	Net Sales	Operating Income	Long-lived Assets
IN THOUSANDS

United States	$511,411	$23,289	$144,050
Europe	313,325	27,975	55,494
Other international	132,573	79,871	8,051
Consolidated	$957,309	$131,135	$207,595

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no changes in or disagreements with our accountants to report under this item.

Item 9A.  Controls and Procedures

Controls Evaluation and Related CEO and CFO Certifications

We conducted an evaluation of the effectiveness of the design and operation of the “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Annual Report. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

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

Definition of Disclosure Controls

Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in the reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States. To the extent that components of our internal control over financial reporting are included within our Disclosure Controls, they are included in the scope of the quarterly controls evaluation.

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

Scope of the Controls Evaluation

The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, our implementation of the Disclosure Controls and the effect of the controls on the information generated for use in this Annual Report. In the course of the controls evaluation, we sought to identify data errors, control problems or acts of fraud and confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the Disclosure Controls can be reported in our Quarterly Reports on Form 10-Q and to supplement the disclosures made in our Annual Report on Form 10-K. Many of the components of the Disclosure Controls are also evaluated on an ongoing basis by the Internal Audit Department and by other personnel in the finance department. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

Among other matters, we also considered whether the evaluation identified any “significant deficiencies” or “material weaknesses” in internal control over financial reporting, and whether we had identified any acts of fraud involving personnel with a significant role in our internal control over financial reporting. This information was important both for the controls evaluation generally, and because Item 5 in the certifications of the CEO and CFO requires that the CEO and CFO disclose that information to our Board’s Audit Committee and to our independent registered public accountants. In the PCAOB Auditing Standard No. 2, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements,” a “significant deficiency” is referred to as a control deficiency, or combination of control deficiencies, that adversely affect our ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. A “material weakness” is referred to as a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We also sought to address other controls matters in the controls evaluation, and if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with its ongoing procedures.

Restatement

We have restated all prior period financial statements included in this Form 10-K for the effects of errors in accounting for stock-based compensation.  We have concluded that the restatement is a result of the material weakness in internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

In connection with the filing of our Annual Report on Form 10-K for the year ended January 6, 2007, our management, with participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our Disclosure Controls and procedures and concluded that, because of the material weakness in our internal control over financial reporting relating to equity grant administration and accounting for and disclosure of equity grants discussed below, our Disclosure Controls and procedures were not effective as of January 6, 2007.

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

Management’s Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Further because of changes in conditions, the effectiveness of internal control may vary over time.

We assessed the effectiveness of our internal control over financial reporting as of January 6, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

The following material weakness has been identified and included in management's assessment. The Company did not design and implement controls necessary to provide reasonable assurance that the measurement date for stock option grants was appropriately determined.  As a result, the measurement date used for certain option grants was not appropriate and such grants were not accounted for in accordance with generally accepted accounting principles.

As a result of the above material weakness, we concluded that, as of January 6, 2007, our internal control over financial reporting was not effective.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued a report on our management’s assessment of our internal control over financial reporting. The report is included herein.

Changes in Internal Control over Financial Reporting

No change in internal control over financial occurred during the quarter ended January 6, 2007 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting. Subsequent to January 6, 2007 and as a result of identifying a material weakness in our internal control over financial reporting, we have adopted certain recommendations of the Special Committee and have taken certain actions concerning corporate governance to enhance the process for granting equity-based compensation awards in the future, and we have implemented and are in the process of implementing, additional remedial actions including, but not limited to, the following:

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

•
Annual grants will be determined in connection with annual performance reviews of employees, including executives.  Generally, one annual grant date will apply to all annual grants to United States’ employees, and another annual grant date will apply to all annual grants to employees outside of United States.

We are continuing to implement the recommendations of the Special Committee and intend to take additional actions at a later date.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Fossil, Inc.
Dallas, Texas

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting that Fossil, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 6, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The following material weakness has been identified and included in management’s assessment.  The Company did not design and implement controls necessary to provide reasonable assurance that the measurement date for stock option grants was appropriately determined.  As a result, the measurement date used for certain option grants was not appropriate and such grants were not accounted for in accordance with generally accepted accounting principles.  This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the Company’s consolidated financial statements as of and for the year ended January 6, 2007, and this report does not affect our report on such consolidated financial statements and financial statement schedules.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of January 6, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 6, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 6, 2007, of the Company and our report dated August 7, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and includes an explanatory paragraph relating to the restatement and the change in accounting for employee stock-based compensation, described in Note 2 and Note 1, respectively.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
August 7, 2007

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors

The following table and text set forth the name, age and positions of each Director.

Name	Age	Position

Elaine Agather	51	Director
Kenneth W. Anderson	75	Director
Michael W. Barnes	47	Director and President and Chief Operating Officer
Alan J. Gold	73	Director
Kosta N. Kartsotis	54	Director and Chief Executive Officer
Tom Kartsotis	48	Director and Chairman of the Board
Jal S. Shroff	70	Director and Managing Director of Fossil (East) Limited
Michael Steinberg	78	Director
Donald J. Stone	78	Director and Lead Independent Director
Caden Wang	55	Director

Elaine Agather was appointed to the Board of Directors on February 8, 2007, effective February 12, 2007.  Ms. Agather is currently a member of the Company’s Audit Committee and Chairperson of the Compensation Committee.  Since 1999, Ms. Agather has served as Chairperson and Chief Executive Officer of Chase-Dallas.  She also has served as South Region Head and Managing Director of JPMorgan Private Bank since 2001. From 1992 until 1999, she served as Chairperson of Texas Commerce Bank in Fort Worth, Texas.

Kenneth W. Anderson has been a director of the Company since April 1993.  Mr. Anderson is currently the Chairman of the Company’s Audit Committee and a member of the Company’s Compensation Committee.  Mr. Anderson was a co-founder of Blockbuster Entertainment Corporation, a video rental company, and served as its President from 1985 until 1987. From 1987 to 1991, Mr. Anderson served in various positions with Amtech Corporation, a remote electronic identification technology company, which he co-founded, including the position of Chairman of its Executive Committee.

Michael W. Barnes has served as President and Chief Operating Officer of the Company since January 1, 2007.  Mr. Barnes served as President, International and Special Markets Division from October 2000 to December 2006.  Mr. Barnes served as Executive Vice President from 1995 until October 2000 and has been a director of the Company since February 1993.

Alan J. Gold has been a director of the Company since April 1993.  Mr. Gold is currently a member of the Company’s Audit Committee and Compensation Committee.  Mr. Gold was the founder of Accessory Lady, a women’s fashion accessory retail chain, and served as its President until 1992. Mr. Gold is currently President of Goldcor Investments.

Kosta N. Kartsotis has served as Chief Executive Officer since October 2000.  Mr. Kartsotis also served as President of the Company from December 1991 to December 2006 and as Chief Operating Officer from December 1991 until October 2000. Mr. Kosta Kartsotis joined the Company in 1988. He has been a director of the Company since 1990.

Tom Kartsotis has served as Chairman of the Board since December 1991. Mr. Tom Kartsotis founded the Company in 1984 and served as its President until December 1991 and as Chief Executive Officer until October 2000. He has been a director of the Company since 1984.

Jal S. Shroff has served as Managing Director of Fossil (East) Limited since January 1991 and has been a director of the Company since April 1993.

Michael Steinberg has been a director of the Company since March 2000.  Mr. Steinberg is currently a member of the Company’s Compensation Committee and Nominating and Corporate Governance Committee.  Mr. Steinberg served as Chairman and Chief Executive Officer of Macy’s West, a Division of Federated Department Stores, Inc., from which he retired in January 2000.

Donald J. Stone has been a director of the Company since April 1993.  Mr. Stone is currently the Chairman of the Company’s Nominating and Corporate Governance Committee and a member of the Company’s Audit Committee and Compensation Committee.  Mr. Stone is also currently the Lead  Independent Director, effective May 2007.  Mr. Stone served as Vice Chairman of Federated Department Stores until February 1988, at which time he retired.

Caden Wang has been a director of the Company since August 2005.  Mr. Wang is currently a member of the Company’s Audit Committee and Nominating and Corporate Governance Committee.  From 1999 to 2001, Mr. Wang served as Executive Vice President and Chief Financial Officer of LVMH Selective Retailing Group, which included various international retail holdings such as DFS, Sephora, and Miami Cruiseline Services. He has also served as the Chief Financial Officer of DFS, Gump’s and Cost Plus.  Mr. Wang is a Certified Public Accountant. Since April 2005, Mr. Wang has served on the Board of Directors of LeapFrog Enterprises, Inc. and is a member of its audit committee and nominating and corporate governance committee.  Since October 2003, Mr. Wang has served on the Board of Directors of bebe Stores, Inc. He is currently the chairman of its audit committee and a member of its nominating and corporate governance committee.

Mr. Tom Kartsotis and Mr. Kosta N. Kartsotis are brothers. There are no other family relationships among any of the directors or executive officers of the Company.

Executive Officers

The name, age, current position with the Company, and principal occupation during the last five years of executive officers Messrs. Tom Kartsotis, Kosta N. Kartsotis and Michael W. Barnes and the year each first became an executive officer of the Company is set forth above under the caption “Directors,” and with respect to each remaining executive officer is set forth in the following table and text:

Name	Age	Position
Harold S. Brooks	56	President, Fashion Watch Division
Livio Galanti	39	Executive Vice President
Mike L. Kovar	45	Senior Vice President, Chief Financial Officer and Treasurer
Jennifer Pritchard	48	President, Retail Division
Mark D. Quick	58	Vice Chairman

Harold S. Brooks has served as President, Fashion Watch Division since October 2004.   From December 2003 until October 2004, Mr. Brooks served as President and Chief Executive Officer of Koret, a division of Kellwood, a marketer of apparel.  From 2000 to 2003, Mr. Brooks held the position of Director of International Expansion, Planning and Allocation at Build-A-Bear Workshop, a retailer of customized stuffed animals.   Prior to his employment with Build-A-Bear, Mr. Brooks served as President and Chief Executive Officer of Famous-Barr, a division of May Department Stores.

Livio Galanti has served as Executive Vice President since August 2007.  Mr. Galanti served as Senior Vice President of Luxury Brands from December 2006 until July 2007.  From November 2004 to November 2006, Mr. Galanti served as Senior Vice President of the Sports Division. Prior to joining the Company, Mr. Galanti served for three years as General Manager and joint venture partner in Timex Group Italia, a watch distribution, design and development company.

Mike L. Kovar has served as Senior Vice President, Chief Financial Officer and Treasurer since October 2000.  Mr. Kovar served as Senior Vice President, Finance from March 2000 until October 2000.  From November 1997 until March 2000, Mr. Kovar served as Vice President and Chief Financial Officer for BearCom Group, Inc., a wholesaler of two-way radios, and as Controller from July 1996 to November 1997.

Jennifer Pritchard has served as President of the Retail Division since September 2006.  From January 2004 until March 2006 she served as President of Arden B., a division of Wet Seal, a specialty retailer of apparel and accessory items.  Prior to that, from October 2002 until January 2004 Ms. Pritchard served as President of Zutopia, another division of Wet Seal, and from April 2001 until October 2002 she served as Executive Vice President Product Development and Marketing of Tex 38, LLC, a Hong-Kong based design and production company.

Mark D. Quick has served as Vice Chairman of the Company since January 1, 2007.  Mr. Quick served as President, Fashion Accessories from October 2000 until December 2006 and President, Stores Division from March 2003 until September 2006.  Mr. Quick served as Executive Vice President from March 1997 until October 2000. From November 1995 until March 1997, he served as Senior Vice President-Accessories.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities (the “10% Stockholders”), to file reports of ownership and changes of ownership with the SEC.  Officers, directors and 10% Stockholders of the Company are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms so filed. Based solely on review of copies of such forms received, the Company believes that, during the last fiscal year, all filing requirements under Section 16(a) applicable to its officers, directors and 10% Stockholders were timely met, except for the following: one Form 4 filed by each of Messrs. Barnes, Bock, Brooks, Kercho, Kovar and Quick relating to three transactions; and one Form 4 filed by Mr. Shroff relating to two transactions.

Board Committees and Meetings

The Board of Directors has established three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Ms. Agather and Messrs. Anderson (Chairman), Gold, Stone and Wang serve on the Audit Committee; Ms. Agather (Chairperson) and Messrs. Anderson, Gold, Steinberg and Stone serve on the Compensation Committee; and Messrs. Steinberg, Stone (Chairman) and Wang serve on the Nominating and Corporate Governance Committee.

Audit Committee.  The functions of the Audit Committee are to appoint the Company’s independent registered public accounting firms, to review the plan and scope of any audit of the Company’s financial statements and to review the Company’s significant accounting policies and other related matters. Deloitte & Touche LLP, the Company’s principal independent registered public accounting firm, reports directly to the Audit Committee. The Audit Committee, consistent with the Sarbanes-Oxley Act of 2002 and the rules adopted thereunder, meets with management and the Company’s independent registered public accounting firm prior to the filing of officers’ certifications with the SEC to receive information concerning, among other things, significant deficiencies in the design or operation of internal controls over financial reporting. The Audit Committee has adopted a procedure that enables confidential and anonymous reporting to the Audit Committee of concerns regarding questionable accounting or auditing matters.  The Company’s internal audit group reports directly to the Audit Committee on a quarterly basis. The Audit Committee held a total of eleven meetings during the fiscal year ended January 6, 2007.

All members of the Audit Committee have been determined to be financially literate and to meet the appropriate NASDAQ and SEC standards for independence. See “Director Independence.” The Audit Committee includes two independent directors, Mr. Anderson and Mr. Wang, who have been determined by the Board of Directors to meet the qualifications of an “audit committee financial expert” in accordance with SEC rules. The Audit Committee operates under a formal charter adopted by the Board of Directors that governs its duties and conduct.  Copies of the charter can be obtained free of charge from the Company’s web site, www.fossil.com, or by contacting the Company at 2280 N. Greenville Avenue, Richardson, Texas 75082, to the attention of Investor Relations, or by telephone at (972) 234-2525.

Compensation Committee.  The functions of the Compensation Committee are to make recommendations to the Board of Directors regarding the compensation of Company executives, to produce annual reports on executive compensation for inclusion in the Company’s proxy statement, to oversee and advise the Board of Directors on the adoption of policies that govern the Company’s compensation programs, including stock and benefit plans, and to administer the 2004 Long-Term Incentive Plan (the “Incentive Plan”) and the 2002 Restricted Stock Plan (the “Restricted Stock Plan”).  The Compensation Committee held three meetings during the fiscal year ended January 6, 2007.

All members of the Compensation Committee have been determined to meet the appropriate NASDAQ standards for independence. See “Director Independence.” Further, each member of the Compensation Committee is a “Non-Employee Director” as defined in Rule 16b-3 under the Securities Exchange Act of 1934 and an “outside director” as defined for purposes of 162(m) of the Internal Revenue Code of 1986, as amended.  Copies of the Compensation Committee Charter can be obtained free of charge from the Company’s web site, www.fossil.com, or by contacting the Company at 2280 N. Greenville Avenue, Richardson, Texas 75082, to the attention of Investor Relations, or by telephone at (972) 234-2525.

Nominating and Corporate Governance Committee. In August 2005, the Board of Directors established the Nominating and Corporate Governance Committee.  The functions of the Nominating and Corporate Governance Committee are to: (a) identify qualified individuals for membership on the Board of Directors; (b) recommend to the Board of Directors the director nominees for the next annual meeting of shareholders; (c) develop and recommend to the Board of Directors a set of corporate governance guidelines; and (d) oversee the corporate governance affairs of the Board of Directors and the Company.  The Nominating and Corporate Governance Committee’s role includes periodically reviewing the compensation paid to non-employee directors, and making recommendations to the Board for any adjustments. In addition, the Nominating and Corporate Governance Committee conducts an annual review of the Company’s succession plans relating to the Chairman and Chief Executive Officer positions.  The Nominating and Corporate Governance Committee regularly reviews the purposes of the Board committees, recommends to the Board of Directors any necessary or desired changes to the purposes of such committees and whether any committees should be created or discontinued.

The specific responsibilities and functions of the Nominating and Corporate Governance Committee are delineated in the Nominating and Corporate Governance Committee Charter.   Copies of the charter can be obtained free of charge from the Company’s web site, www.fossil.com, or by contacting the Company at 2280 N. Greenville Avenue, Richardson, Texas 75082, to the attention of Investor Relations, or by telephone at (972) 234-2525.

The Nominating and Corporate Governance Committee held three meetings during the fiscal year ended January 6, 2007.  All members of the Nominating and Corporate Governance Committee have been determined to meet the appropriate Nasdaq standards for independence. See “Director Independence.”

The Board of Directors held six meetings during the fiscal year ended January 6, 2007.  During 2006, each director attended 75% or more of the meetings of the Board of Directors and the meetings held by all committees of the Board on which such director served.  The Board of Directors strongly encourages that directors make a reasonable effort to attend the Company’s Annual Meeting of Stockholders. All of the members of the Board of Directors attended the Company’s 2006 Annual Meeting of Stockholders.

Special Committee.  A Special Committee of independent directors of the Board of Directors was formed on November 11, 2006 to undertake a voluntary review of the Company’s equity granting practices.  The findings of the Special Committee were reported by the Company on May 7, 2007.  The Special Committee was terminated effective July 31, 2007.

Codes of Business Conduct and Ethics

The Company has adopted a Code of Conduct and Ethics that applies to directors, officers and other employees of the Company and its subsidiaries.  In addition, the Company has adopted a Code of Ethics for Senior Financial Officers, which includes the Company’s principal executive officer, principal financial officer, and principal accounting officer.  Violations of these codes may be reported to the Audit Committee. Copies of the codes can be obtained free of charge from the Company’s web site, www.fossil.com, or by contacting the Company at 2280 N. Greenville Avenue, Richardson, Texas 75082, to the attention of Investor Relations, or by telephone at (972) 234-2525. The Company intends to post any amendments to, or waivers from, its Code of Ethics that apply to its Senior Financial Officers on its web site at www.fossil.com.

Item 11.  Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This section contains a discussion of the material elements of compensation awarded to, earned by or paid to our Chief Executive Officer, our Chief Financial Officer, our three other most highly compensated executive officers who were serving as executive officers as of January 6, 2007 and one additional employee, Stephen Bock, who would have been one of our three most highly compensated individuals had he been serving as an executive officer as of January 6, 2007. These individuals are referred to as the “Named Executive Officers.”

Compensation Program

Compensation Program Objectives and Philosophy

Our compensation philosophy is to maintain competitive pay practices that will enable us to attract, retain and reward the highest performers who are capable of leading us in achieving our strategic business objectives.  To meet these goals, we use base salary, performance-based short term incentive compensation and long term equity-based incentive programs, as appropriate, to reward and reinforce the value added contributions and attainment of performance objectives that enable us to meet our profitability goals and create stockholder value.  A significant portion of senior management’s compensation is and will continue to be equity-based compensation to emphasize the link between executive compensation and the creation of stockholder value as measured by the equity markets.

We utilize external benchmarking data and comparable peer groups to establish competitive total compensation pay practices and evaluate employees’ compensation on an annual basis and make changes accordingly.  We target the overall pay structures to be at the 50th percentile of the companies that we believe comprise our peer group market and with whom we believe we principally compete for executive officer candidates.

Compensation Program Design

Our compensation program is designed to achieve our objectives of attracting, retaining and motivating employees and rewarding them for achievement that we believe will bring us success and create stockholder value. These programs are designed to be competitive with the companies in the industry in which we must vie for talent.  A significant portion of the compensation for our Named Executive Officers includes annual long-term equity awards that have extended vesting periods. The purpose of these awards is to serve as both a retention and incentive mechanism that will encourage recipients to remain with our Company and create value for both the award recipient and our stockholders.

In the first quarter of fiscal 2006, our Compensation Committee considered the following factors in establishing the compensation of our Named Executive Officers for fiscal 2006:

•
Our overall operating performance during fiscal 2005 and the achievements of the Named Executive Officers with respect to: (a) results each division made in achieving its sales and/or expense goals; and (b) results in relation to the budget for each division.

•
Individual performance appraisals of the Named Executive Officers and their contributions toward our performance goals and other objectives as established by the Chief Executive Officer (“CEO”) and the Compensation Committee, including a subjective evaluation of each Named Executive Officer’s: (a) vision and strategy with respect to his individual business responsibilities; (b) ability to motivate and influence others; (c) self-development and development of subordinates; and (d) execution of assigned tasks.

•	The compensation packages for executives who have similar positions and levels of responsibility at other companies in our peer group and relevant market data.

Compensation Decision-Making

The Compensation Committee

The Compensation Committee is appointed by the Board to exercise the Board’s authority concerning compensation of the executive management team, non-employee directors and the administration of the stock-based and incentive compensation plans of the Company. The Compensation Committee typically meets in separate session in connection with regularly-scheduled meetings of the Board. In addition, the Compensation Committee sometimes schedules special meetings or non-meeting “work sessions,” either by telephone or in person, as necessary to fulfill its duties.  Meeting agendas are established by the chairperson after consultation with other members of the Compensation Committee and Mr. Kosta N. Kartsotis, our CEO. The current members of the Compensation Committee are Mr. Ken Anderson, Mr. Alan Gold, Mr. Michael Steinberg, Mr. Don Stone and Ms. Elaine Agather, who serves as chairperson.  Each of these Compensation Committee members also served on the Compensation Committee for all of fiscal 2006 with the exception of Ms. Agather, who was appointed to serve on the Compensation Committee in May 2007.

Compensation Consultant

We completed a compensation analysis, primarily in 2005, and we retained Ernst & Young (“E&Y”) to assist with planning and evaluation of long-term incentives.  Based on the analysis completed by E&Y as well as the analysis completed by our internal Compensation Department, we implemented a short term incentive plan and adjusted the types of equity awarded in 2006 from stock options to restricted stock units and stock settled stock appreciation rights.

Role of Executives in Establishing Compensation

Our CEO, other members of management (particularly the Vice President of Human Resources), and Compensation Committee members regularly discuss our compensation issues and the performance and retention of our Named Executive Officers.  Mr. Kartsotis, in connection with the Vice President of Human Resources, typically recommends to the Compensation Committee the annual base salary, bonus and equity awards (if any) for the other members of the executive management team, for the Compensation Committee’s review, modification and approval.

The Compensation Committee would typically establish the base salary, bonus and equity incentive awards for the CEO, Mr. Kosta N. Kartsotis.  However, Mr. Kartsotis refused all forms of compensation for fiscal 2006.  Mr. Kartsotis is one of the initial investors in our Company and expressed his belief that his primary compensation is met by continuing to drive stock price growth.

 To assist it in overseeing compensation practices, the Compensation Committee periodically requests that the Human Resource Department gather compensation data for its review. Certain members of the executive management team and other employees regularly attend portions of Compensation Committee meetings in order to provide information and recommendations to the Compensation Committee as requested, although the Compensation Committee will meet in executive session with only Compensation Committee members present when it deems appropriate. The CEO attended a portion of all of the Compensation Committee’s meetings during fiscal 2006.

Use of Industry Comparative Data

We operate in a highly competitive sector in which retention of qualified personnel is critical in operating a successful business. As a result, we gather as much information as possible about the total compensation levels and practices at other companies in our peer group. Determining the relevant companies to use for such comparative purposes is not easy. Some of our competitors are not public, and it is difficult to gain useful information about the specific executive positions comparable to those of our executives. With the help of the Human Resource Department, the Compensation Committee has developed a peer group of companies that it reviews.  If appropriate, this group is adjusted annually. The peer group is comprised such that the median revenue size of the peer group is at or close to our annual revenue. The peer group used in fiscal 2006 contained the following 17 companies:

Quicksilver, Inc.	Timberland Co.	Liz Claiborne, Inc.
Pacific Sunwear California	Guess, Inc.	Urban Outfitters Inc.
Kenneth Cole	Claires Stores Inc	Columbia Sportswear Co.
Chico FAS Inc	Polo Ralph Lauren	Movado Group
Wolverine World Wide	Zales Corp	Coach Inc.
Aeropostale Inc.	New York & Company Inc.

The Human Resources Department obtains relevant data for each company from that company’s most recent proxy statement and other SEC filings, or as otherwise available. In addition, the Human Resources Department participates and utilizes executive compensation surveys to benchmark comparable positions.

The data reviewed by the Compensation Committee in setting 2006 compensation included compensation information for each of the Named Executive Officers identified by each company as well as each company’s financial performance data. From this company-specific information as well as the surveys reviewed, and with the assistance of the Human Resource Department, the data was presented by compensation element. This data provided visibility into how the compensation of each of our Named Executive Officers compared to his peer group counterpart with respect to each compensation component and total compensation.  The Compensation Committee evaluated base salaries, target bonuses, actual bonuses, stock option awards, restricted stock awards, and any other equity or incentive programs for which we could obtain data.

Other Compensation Policies

With the assistance of the Compensation Committee and the executive management team, we developed a number of policies and practices that we implemented during fiscal 2006.  Consistent with our compensation philosophies described above, our goal for 2006 was to provide each executive officer with an executive compensation program that was competitive with the compensation paid to comparable executives in our peer group.

For fiscal 2006, our compensation program was structured to provide each Named Executive Officer with the opportunity to earn, through a combination of base salary and bonus target awards, total cash compensation close to the 50th percentile of the relevant peer group market.  This remains our target for 2007, however we maintain the ability to exercise discretion to set future compensation levels that are above or below these benchmarks.

As discussed in more detail below under “Annual Cash Incentive Opportunities,” our bonus target was a percentage of the executive officer’s base salary that he was eligible to earn if he satisfied certain bonus criteria.  The higher the level of responsibility of the executive, the greater the percentage of base salary the executive can earn as potential total performance-based cash compensation.  For fiscal 2006, the performance-based cash compensation paid ranged from 25% to 65% of base salary for each of the Named Executive Officers.

Historically, there has not been a pre-established policy or target for the allocation between either cash and non-cash or short- and long-term incentive compensation.  The CEO reviews information provided by consultants, surveys and other information considered relevant to determine the appropriate level and mix of incentive compensation for each executive officer and makes recommendations to the Compensation Committee, which also has access to the background material reviewed by the CEO.  The portion of an executive’s total compensation that is contingent upon the Company’s performance tends to increase commensurate with the executive’s position within the Company.  This approach is designed to provide more upside potential and downside risk for those senior positions.

For 2006, we attempted to ensure that a substantial amount of each Named Executive Officer’s total compensation was performance-based, linked to the Company’s operating performance, and over the executive’s tenure, derived its value from the market price of the Company’s common stock.

Benefit programs are generally egalitarian.  Our qualified defined contribution 401(k) plan is our only retirement plan available to employees in the United States.   Our Named Executive Officers do not receive perquisites, with the exception of Mr. Stephen Bock, who received a car allowance of approximately $12,000 during 2006.  Named Executive Officers receive discounts on Fossil products, as do all employees.

We attempt to ensure that both cash and equity components of total compensation are tax deductible, to the maximum extent possible, by the use of shareholder-approved plans that are intended to comply, to the extent practicable, with Section 162(m) of the Internal Revenue Code of 1986.  However, our cash based incentive plan is not shareholder approved and therefore would not comply with Section 162(m).

The Compensation Committee’s full responsibilities with respect to our compensation practices, are set forth in its charter and described in more detail above under Item 10. Directors, Executive Officers and Corporate Governance, “Board Committees and Meetings - Compensation Committee.”

Elements of Compensation

Compensation arrangements for the Named Executive Officers under our fiscal 2006 compensation program included four components: (a) a base salary; (b) a formula-based cash bonus program; (c) the grant of equity incentives in the form of stock settled stock appreciation rights and restricted stock units; and (d) other compensation and employee benefits generally available to all of our employees, such as health insurance, group life and disability insurance and participation in the Company’s 401(k) plan.

Base Salaries

The CEO reviews and recommends to the Compensation Committee individual salaries for the Named Executive Officers annually. Salaries paid to employees are based upon a company-wide salary structure that we believe is consistent for each position relative to its responsibility and authority and is determined to be reasonably competitive with our industry peer group.  In determining individual salaries, the Compensation Committee considers the scope of job responsibilities, individual performance and contributions, as well as our overall performance and annual budget guidelines for merit increases. The Compensation Committee’s objective is to deliver base compensation levels for each Named Executive Officer at or near the median for the comparable position within the peer group and based upon market data.  Salaries may be set higher when considered necessary to attract or retain key executives.    Base salaries are reviewed annually and adjustments to salary are based on both financial and non-financial results.  Typically, adjustments to salaries are made in the first quarter of each year.

Annual Cash Incentive Opportunities

In 2006, we implemented an annual cash incentive plan that is performance based, to motivate key employees to focus on our operating income.  The first payments under the plan were payable in 2007.  The annual cash incentive plan links cash incentive awards to achievement of pre-established performance goals.  For 2006, the award opportunities were determined based upon two performance-based measures: (i) the Named Executive Officer’s overall performance rating, and (ii) our operating income. The same criteria were used for all other employees eligible to participate in the incentive plan.  However, in determining the operating income level we achieved in 2006, certain expenses related to our equity granting investigation were excluded for all employees except the Named Executive Officers.

Operating income targets are pre-approved by the Compensation Committee and include a threshold for payout, midpoint and maximum payment targets. The Compensation Committee reviews the performance rating of each Executive Officer.  Based on the performance rating, the eligibility for payout under the plan ranges from 0% of base salary for a “needs improvement” performance rating to 65% of base salary for an “outstanding” performance rating.  Once the performance rating is determined, the actual cash incentive amounts are paid to the extent to which the operating income goals are achieved. For example, an employee who received an “outstanding” rating would be eligible for a cash incentive award equal to 65% of his base salary, but would only be paid 50% of such award if the Company achieved operating income levels at 50% of its bonus plan target.  Cash incentive awards are paid only if the operating income thresholds are achieved and the employee’s performance rating is at least a “meets expectations.”  In 2006, the Company achieved operating income levels at 28% of its bonus plan target.  Therefore, 28% of the eligible bonus amount was paid in 2007.

The Compensation Committee approves the specific payments to the Named Executive Officers under the annual cash incentive plan.  Additionally, the Compensation Committee retains discretion to recommend additional discretionary bonuses during the year based on factors such as business segment, department or individual performance. This bonus structure is consistent with our philosophy that a substantial portion of compensation should be tied to Company and individual performance.

Since the annual cash incentive plan was established for 2006 and payable in 2007, there were no bonus payments attributable in the 2006 fiscal year for this plan.  The Compensation Committee did award discretionary bonuses for Mr. Barnes of $100,000 and Mr. Quick of $200,000 based on the superior performance of their divisions in fiscal 2005.  For fiscal 2007, the performance-based cash bonus program is the same as fiscal 2006 with the exception of the operating income target, which is increasing.

The operating income target is from our internal operating plans, which are not disclosed publicly for competitive reasons. The operating income target constitutes confidential commercial and strategic financial information, and we believe that disclosure of this target would result in competitive harm to us.

We believe that the operating income target is challenging and reflects desired above-market performance, and thus typically would not be achieved in full. We also believe that performance at a level above the target level set forth in our performance goals would be difficult, but not impossible, to achieve. The Compensation Committee recognizes that the likelihood of achievement in any given year may be different, and believes that the payout should be appropriate for the performance, regardless of how often it may happen.

Retention and Incentive Equity Awards

We believe that substantial equity ownership and equity awards encourage management to take actions favorable to the medium- and long-term interests of the Company and its stockholders and align their interests with the interests of the Company and its stockholders. We believe that including equity awards in the compensation program serves our longer term goals because the value of equity, whether in the form of options, stock appreciation rights, restricted stock, or restricted stock units, is realized over several years.  Accordingly, equity-based compensation constitutes a significant portion of the overall compensation of the Named Executive Officers.

Prior to 2006, we exclusively granted stock options to the Named Executive Officers under our 2004 Long-Term Incentive Plan and restricted stock under our 2002 Restricted Stock Plan.  In 2006, we began granting unvested equity-based non-qualified awards, including stock settled stock appreciation rights and restricted stock units, under the 2004 Long-Term Incentive Plan. We chose to transition from stock options to stock appreciation rights and restricted stock units in light of changes in accounting rules and shifts in competitive market trends as presented by E&Y.  For fiscal 2006, we used a combination of restricted stock units and stock appreciation rights both of which vest twenty percent each year over five years.

Stock appreciation rights are made at a specified strike price as set forth in the applicable award agreement, which is generally the closing price of our common stock on the grant date of the award.

The CEO bases his award grant recommendations for Named Executive Officers each year on a number of factors, including each Named Executive Officer’s role, responsibilities and contributions to our business.  In recommending the size, frequency and type of long-term incentive grants, the CEO may also take into account tax implications to the individual and to the Company as well as the expected accounting impact and dilution effects.  In fiscal 2006, the Compensation Committee considered benchmark data provided by E&Y as well as the Human Resources Department in determining overall award sizes.

In 2006, the Compensation Committee discussed stock ownership guidelines.  However, several of our Named Executive Officers have been with the Company for a number of years and already have a significant portion of their financial net worth tied to the performance of our stock.  Therefore, the Compensation Committee decided against instituting any stock ownership guidelines at this time.

2006 SUMMARY COMPENSATION TABLE

The following table sets forth the compensation earned by or paid to our Named Executive Officers with respect to 2006.  The Named Executive Officers are our Chief Executive Officer, our Chief Financial Officer, our three other most highly compensated executive officers who were serving as executive officers at the end of fiscal year 2006 and Mr. Stephen Bock, who would have been one of our three most highly compensated executive officers but for the fact that he was not serving as an executive officer at the end of fiscal year 2006.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Kosta N. Kartsotis	2006	-0- (4)	-0-	-0-	-0-	-0-	-0-	3,486	3,486
Chief Executive Officer and Director

Mike L. Kovar	2006	243,923	-0-	32,859	46,068	-0-	1,821	4,764	329,435
Senior Vice President, Chief Financial Officer and Treasurer

Michael W. Barnes	2006	436,538	100,000	197,059	233,965	-0-	11,969	4,039	983,570
President and Chief Operating Officer and Director

Stephen Bock(5)	2006	402,692	-0-	209,901	194,051	-0-	-0-	766,764(6)	1,573,408

Harold S. Brooks	2006	402,692	-0-	211,937	20,747	-0-	-0-	4,764	640,140
President, Fashion Watch Division

Mark D. Quick	2006	411,154	200,000	202,063	233,965	-0-	-0-	3,514	1,050,696
Vice Chairman

(1)	Discretionary bonuses not made pursuant to any bonus plan.

(2)
Awards of Restricted Stock Units issued pursuant to the 2004 Long-Term Incentive Plan and awards of Restricted Stock issued pursuant to the 2002 Restricted Stock Plan.  All awards vest in equal 20% installments over 5 years. Mr. Bock is the only Named Executive Officer that forfeited awards during 2006.

(3)
The assumptions used in the calculation of fair values of stock option and stock appreciation rights awards are set forth under Note 12, Stockholders’ Equity and Benefit Plans in the section entitled “Stock options and stock appreciation rights” in the “Notes To Consolidated Financial Statements” in this Annual Report on Form 10-K for 2006. Mr. Bock is the only Named Executive Officer that forfeited awards during 2006. Except for one grant to Mr. Barnes of 45,000 shares that vest in equal 20% installments on the 5th through 9th year anniversary, all awards vest in equal 20% installments over 5 years.

(4)
Mr. Kartsotis refused all forms of compensation for fiscal year 2006.  Mr. Kartsotis is one of the initial investors in the Company and expressed his belief that his primary compensation is met by continuing to drive stock price growth.

(5)	Former President, Luxury Division.

(6)	Includes $750,000 paid in severance and $12,000 paid in car allowances.

2006 GRANTS OF PLAN-BASED AWARDS TABLE

The following table provides information regarding plan-based awards granted during the fiscal year ended 2006 to the Named Executive Officers.

Name	Grant Date(1)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($ / Sh)	Grant Date Fair Value of Stock and Option Awards ($)

Kosta N. Kartsotis	N/A	N/A	N/A	N/A	N/A

Mike L. Kovar	2/19/06	1,200(2)			22,092
	2/19/06		4,000(3)	18.41	40,052
	2/19/06	1,500(4)			27,615

Michael W. Barnes	2/19/06	10,000(2)			184,100
	2/19/06		24,000(3)	18.41	240,312
	2/19/06	5,400(4)			99,414

Stephen Bock	2/19/06	7,500(2)			138,075
	2/19/06		12,000(3)	18.41	120,156
	2/19/06	3,000(4)			55,230

Harold S. Brooks	2/19/06	7,500(2)			138,075
	2/19/06		12,000(3)	18.41	120,156
	2/19/06	3,000(4)			55,230

Mark D. Quick	2/19/06	10,000(2)			184,100
	2/19/06		24,000(3)	18.41	240,312
	2/19/06	5,400(4)			99,414

(1)	All awards vest in equal 20% installments over 5 years.
(2)	Restricted Stock awarded pursuant to the 2002 Restricted Stock Plan.
(3)	Stock Appreciation Rights awarded pursuant to the 2004 Long-Term Incentive Plan.
(4)	Restricted Stock Units awarded pursuant to the 2004 Long-Term Incentive Plan.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table provides information about the number of outstanding equity awards held by our Named Executive Officers at the fiscal year ended 2006.

		Option Awards(1)				Stock Awards
		Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Name	Grant Date(2)	Exercisable	Unexcercisable	($)	Date	(#)	($)

Kosta N. Kartsotis	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Mike L. Kovar	3/20/00	14,400	--	10.39	3/20/10	--	--
	10/25/00	11,813	--	4.97	10/25/10	--	--
	1/22/01	10,798	--	7.58	1/22/11	--	--
	1/14/02	10,800	3,600	9.22	1/14/12	--	--
	2/24/03	7,200	4,800	11.67	2/24/13	--	--
	2/23/04	14,999	--	19.13	2/23/14	1,620(4)	36,725
	3/08/05	10,000	--	25.77	3/8/15	1,440(4)	32,645
	2/19/06	--	4,000(3)	18.41	2/19/14	2,700(5)	61,209

Michael W. Barnes	2/2/00	11,250	--	7.11	2/2/10	--	--
	10/25/00	39,373	--	4.97	10/25/10	--	--
	1/14/02	15,751	15,748	9.22	1/14/12	--	--
	3/13/02	--	--	--	--	45,000(4)(6)	1,020,150
	2/24/03	25,500	25,500	11.67	2/24/13	--	--
	2/23/04	60,000	--	19.13	2/23/14	8,100(4)	183,627
	3/8/05	40,000	--	25.77	3/8/15	8,000(4)	181,360
	2/19/06	--	24,000(3)	18.41	2/19/14	15,400(7)	349,118

Stephen Bock	9/12/03	43,275	--	17.17	3/31/07	--	--
	2/23/04	22,500	--	19.13	3/31/07	--	--
	3/8/05	40,000	--	25.77	3/31/07	--	--

Harold S. Brooks	10/31/04	60,000	--	29.76	10/31/14	18,000(4)	408,060
	3/8/05	15,000	--	25.77	3/8/15	-	-
	2/19/06	--	12,000(3)	18.41	2/19/06	10,500(8)	238,035

Mark D. Quick	2/2/00	13,500	--	7.11	2/2/10	--	--
	10/25/00	59,061	--	4.97	10/25/10	--	--
	1/14/02	31,501	15,748	9.22	1/14/12	--	--
	2/24/03	25,500	13,167	11.67	2/24/13	--	--
	2/23/04	60,000	--	19.13	2/23/14	8,100(4)	183,627
	3/8/05	40,000	--	25.77	3/8/15	8,000(4)	181,360
	2/19/06	--	24,000(3)	18.41	2/19/14	15,400(7)	349,118

(1)
Does not reflect any repricings as a result of the findings of the stock option review conducted by the Special Committee of independent directors formed to review our equity granting practices or any repricings to be conducted in accordance with certain agreements signed by such officers in December of 2006 to mitigate the impact of Section 409A of the Internal Revenue Service code.  Based on the findings of the stock option review conducted by the Special Committee and the repricing agreements, we expect the exercise price for (i) February 2, 2000 to be $7.89 for options vesting on or before December 31, 2004 and $8.72 for options vesting after December 31, 2004, (ii) October 25, 2000 to be $4.97 for options vesting on or before December 31, 2004 and $6.39 for options vesting after December 31, 2004, (iii) January 22, 2001 to be $8.08 for options vesting on or before December 31, 2004 and $7.92 for options vesting after December 31, 2004, (iv) January 14, 2002 to be $12.07, except for Mr. Kovar whose exercise price is expected to be $12.00, (v) February 24, 2003 to be $11.67 for options vesting on or before December 31, 2004 and $11.71 for options vesting after December 31, 2004, and (vi) February 23, 2004 to be $22.90 for options vesting on or before December 31, 2004 and $22.17 for options vesting after December 31, 2004.

(2)	All awards vest in equal 20% installments over 5 years, except as otherwise noted.
(3)	Stock Appreciation Rights issued pursuant to the 2004 Long-Term Incentive Plan.
(4)	Restricted Stock issued pursuant to the 2002 Restricted Stock Plan.
(5)	Consists of 1,500 Restricted Stock Units issued pursuant to the 2004 Long-Term Incentive Plan and 1,200 Shares of Restricted Stock issued pursuant to the 2002 Restricted Stock Plan.
(6)	Vests in equal 20% installments on the fifth through ninth year anniversary.
(7)	Consists of 5,400 Restricted Stock Units issued pursuant to the 2004 Long-Term Incentive Plan and 10,000 Shares of Restricted Stock issued pursuant to the 2002 Restricted Stock Plan.
(8)	Consists of 3,000 Restricted Stock Units issued pursuant to the 2004 Long-Term Incentive Plan and 7,500 Shares of Restricted Stock issued pursuant to the 2002 Restricted Stock Plan.

OPTION EXERCISES AND STOCK VESTED TABLE

The following table provides information about the number of shares issued upon option exercises, and the value realized on exercise, by our Named Executive Officers during fiscal 2006.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Kosta N. Kartsotis	-0-	-0-	-0-	-0-

Mike L. Kovar	-0-	-0-	2,400	41,141

Michael W. Barnes	-0-	-0-	12,200	209,104

Stephen Bock	11,650	44,310	12,000	223,000

Harold S. Brooks	-0-	-0-	6,000	131,040

Mark D. Quick	-0-	-0-	27,200	466,054

2006 NONQUALIFIED DEFERRED COMPENSATION TABLE

Named Executive Officers may also participate in our Non-Qualified Deferred Compensation Plan (“NQDCP”).  The NQDCP is available in general to officer level employees and allows participants to make annual irrevocable elections to defer pre-tax amounts up to 50% of base salary and 100% of bonus payments.  The Company may also make contributions to the NQDCP on behalf of a participant.  In fiscal 2006, the Company did not make any contributions.  The NQDCP includes approximately 36 different investment choices.  The NQDCP contains a change in control mechanism that immediately vests employer contributions in the case of a change in control.  In 2006, all employer contributions that had previously been made had already met the required vesting criteria.  We believe that providing the Named Executive Officers with deferred compensation opportunities is a cost-effective way to permit officers to receive the tax benefits associated with delaying the income tax event on the compensation deferred, although the related deduction for the Company is also deferred. Information with respect to the Named Executive Officers’ participation in the NQDCP is presented in the table below.

The following table sets forth summary information regarding contributions to and account balances under the Company’s Non-Qualified Deferred Compensation Plan for and as of the year ended 2006.

Name(1)	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)

Kosta N. Kartsotis	-0-	-0-	-0-	-0-	-0-

Mike L. Kovar	-0-	-0-	1,821(2)	-0-	17,143

Michael W. Barnes	-0-	-0-	11,969 (2)	-0-	101,855

Stephen Bock	-0-	-0-	-0-	-0-	-0-

Harold S. Brooks	-0-	-0-	-0-	-0-	-0-

Mark D. Quick	-0-	-0-	-0-	-0-	-0-

(1)	No amounts reported are included in Summary Compensation Tables for prior years.
(2)	These amounts are included in the 2006 Summary Compensation Table.

Perquisites

The Named Executive Officers do not receive any perquisites or personal benefits with the exception of Mr. Bock, who received a car allowance of approximately $12,000 in 2006.

Employment Agreements

We are not a party to any currently effective employment agreement with any of our Named Executive Officers. We believe that employment agreements are not currently necessary in order to attract and retain talented personnel. However, due to the ever-changing marketplace in which we vie for talent, this practice is regularly reviewed by the Compensation Committee to help ensure that we remain competitive in our industry and the Compensation Committee may determine that such arrangements are in our best interest in the future.

Post-Termination Compensation

We have not entered into change in control agreements with any of our Named Executive Officers or other members of the executive management team.   However, in the event of a change in control of the Company, all outstanding restricted stock, restricted stock units and stock appreciation rights under the Company’s 2004 Long-Term Incentive Plan and all restricted stock granted under the 2002 Restricted Stock Plan will become fully exercisable or vested as appropriate for all recipients of such awards.  Awards of stock options under the 2004 Long-Term Incentive Plan do not provide for immediate vesting upon a change in control.   However, the Compensation Committee has the full and exclusive power to interpret the 2004 Long-Term Incentive plan, including the power to accelerate the vesting of outstanding, unvested awards.  A “change in control” under these plans is generally defined as (i) the acquisition by any person of 30% or more of the combined voting power of the Company’s outstanding securities, or (ii) the occurrence of a transaction requiring shareholder approval and involving the sale of all or substantially all of the assets of the Company or the merger of the Company with or into another corporation.  Although not required to do so, we did negotiate a severance agreement with Mr. Stephen Bock, our former President of the Luxury Division, in connection with his resignation on December 31, 2006.

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

DIRECTOR COMPENSATION TABLE

      The following table provides information regarding director compensation during the fiscal year ended 2006.

Name(1)(2)(3)(4)	Fees Earned or Paid in Cash ($)(5)	Option Awards ($)	Total ($)

Elaine Agather(6)	-0-	-0-	-0-

Kenneth W. Anderson	66,250	36,746	102,996

Alan J. Gold	59,750	36,746	96,496

Michael Steinberg	51,000	36,746	87,746

Donald J. Stone	64,250	36,746	100,996

Caden Wang	60,000	44,972	104,972

(1)
Mr. Kosta Kartsotis and Mr. Mike Barnes were directors and executive officers during 2006.  As such, information about them and their compensation figures are listed in the Summary Compensation Table above. Mr. Kosta Kartsotis and Mr. Mike Barnes did not receive any additional compensation for services provided as directors.

(2)
Mr. Tom Kartsotis and Mr. Jal S. Shroff were directors and officers, other than Named Executive Officers during 2006.  Mr. Tom Kartsotis and Mr. Jal S. Shroff did not receive any additional compensation for services provided as directors.

(3)	The grant date fair value of awards computed in accordance with SFAS 123R for Ms. Agather is $0 and each other director listed in the table is $47,123.
(4)	Our directors' outstanding option awards as of fiscal year end 2006 are as follows: Mr. Anderson – 68,062; Mr. Gold – 68,062; Mr. Steinberg – 47,250; Mr. Stone – 68,062; and Mr. Wang – 13,000.
(5)	Includes retainer fees and fees earned for attendance of board meetings, committee meetings and special committee meetings.
(6)	Elaine Agather was appointed to the Board of Directors on February 8, 2007, effective February 12, 2007.

Director Compensation

Cash Compensation.  During 2006, non-employee directors received the following cash compensation:

•
For service on the Board of Directors, each non-employee director received an annual retainer of $30,000, a fee of $1,500 for each in-person meeting, and a fee of $1,000 for each telephonic meeting in excess of one hour.

•
For service on the Audit Committee, the chairman received an additional annual retainer of $10,000 and each other member receives an additional annual retainer of $2,500.  Each Audit Committee member also received a fee of $1,250 for each in-person meeting, and a fee of $1,000 for each telephonic meeting in excess of one hour.

•
For service on the Compensation Committee, the chairperson  received an additional annual retainer of $5,000, and each Compensation Committee member also received a fee of $1,250 for each in-person meeting, and a fee of $1,000 for each telephonic meeting in excess of one hour.

•
For service on the Nominating and Corporate Governance Committee, the chairman received an additional annual retainer of $5,000, and each Nominating and Corporate Governance Committee member also received a fee of $1,250 for each in person meeting, and a fee of $1,000 for each telephonic meeting in excess of one hour.

•
For service on the Special Committee of independent directors formed to review our equity granting practices, each committee member received an annual retainer of $10,000, and each committee member also received a fee of $1,250 for each in person meeting, and a fee of $1,000 for each telephonic meeting in excess of one hour and a fee of $500 for each telephonic meeting that was one hour or less.

The Company also reimbursed its directors for ordinary and necessary travel expenses incurred in attending such meetings. There have been no changes to the above non-employee director compensation policy for 2007. Payment is made for each committee meeting attended even if a non-employee director attends more than one committee meeting on the same day.  If a non-employee director serves as the chairman of more than one committee, he is paid only one retainer, the highest of the committees on which he serves as chairman.

Nonemployee Director Stock Option Plan.  Pursuant to the Company’s Nonemployee Director Stock Option Plan (the “Nonemployee Director Plan”), each non-employee director receives a grant of 5,000 non-qualified stock options on the date of becoming a director of the Company. On the first day of each calendar year, each non-employee director receives a grant of an additional 4,000 non-qualified stock options, as long as he or she is then serving as a non-employee director. The grant of options pursuant to the Nonemployee Director Plan is automatic. An aggregate of 618,750 shares of common stock have been authorized for issuance pursuant to the Nonemployee Director Plan, of which 269,436 shares were subject to outstanding options as of June 29, 2007. The Board of Directors and the stockholders of the Company have approved the Nonemployee Director Plan.

Options granted pursuant to the Nonemployee Director Plan will become exercisable (i) with respect to 50% of the total number of shares subject thereto, on the first anniversary of the date of grant and (ii) with respect to the remaining shares subject thereto, in installments of 25% of such shares on the second and third anniversaries of the date of grant. The exercise price of options granted pursuant to the Nonemployee Director Plan is the fair market value of the common stock on the date of grant. Such exercise price must be paid in full in cash at the time an option is exercised. The term of options granted under the Nonemployee Director Plan will expire on the earliest of (i) ten years from the date of grant, (ii) one year after the optionee ceases to be a director by reason of death or (iii) three months after the optionee ceases to be a director for any reason other than death.

The Nonemployee Director Plan provides that the Board of Directors may make certain adjustments to the exercise price and number of shares subject to options granted thereunder in the event of a stock split, stock dividend, combination, reclassification or certain other corporate transactions. Subject to certain limitations, the Board of Directors is authorized to amend the Nonemployee Director Plan as it deems necessary, but no amendment may adversely affect the rights of an optionee with respect to an outstanding option without the optionee’s consent. The Compensation Committee of the Board of Directors is not responsible for the administration of the Nonemployee Director Plan.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with the members of management of the Company and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

COMPENSATION COMMITTEE

Elaine Agather, Chairman
Kenneth W. Anderson
Alan J. Gold
Michael Steinberg
Donald J. Stone

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee is or has been an officer or employee of the Company or any of its subsidiaries or had any relationship requiring disclosure pursuant to Item 404 of Regulation S-K.  No executive officer of the Company served as a member of the compensation committee (or other board committee performing similar functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the Compensation Committee.  No executive officer of the Company served as a director of another entity, one of whose executive officers served on the Compensation Committee.  No executive officer of the Company served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	4,058,608	$14.07	2,114,359

Equity compensation plans not approved by security holders(1)	Not applicable	$0	628,666

Total	4,058,608	$14.07	2,743,025

(1)           The 2002 Restricted Stock Plan of Fossil, Inc. (the “Restricted Stock Plan”) is intended to advance the best interests of the Company, its subsidiaries and its stockholders in order to attract, retain and motivate key employees by providing them with additional incentives through the award of shares of restricted stock. The Restricted Stock Plan is being fully funded with treasury shares contributed to the Company from a significant stockholder.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company’s only outstanding class of equity securities is its common stock. The following table sets forth information regarding the beneficial ownership of common stock as of July 31, 2007 by (i) each Named Executive Officer; (ii) each director of the Company; (iii) all present executive officers and directors of the Company as a group; and (iv) each other person known to the Company to own beneficially more than five percent (5%) of the common stock as of July 31, 2007.

	Shares Beneficially Owned (1)(2)
Name of Beneficial Owner	Number		Percent

Michael W. Barnes	392,786	(3)	*
Stephen Bock	42,474		*
Harold S. Brooks	113,227	(4)	*
Kosta N. Kartsotis**	9,575,539		14.1%
Tom Kartsotis**	11,699,849	(5)	17.2%
Mike Kovar	98,462	(6)	*
Mark D. Quick	321,544	(7)	*
Jal S. Shroff	1,214,260	(8)	1.8%
Elaine Agather	0		*
Kenneth W. Anderson	84,374	(9)	*
Alan J. Gold	98,762	(10)	*
Michael Steinberg	46,250	(11)	*
Donald J. Stone	92,124	(12)	*
Caden Wang	5,750	(13)	*

All executive officers and directors as a group (15 persons)	23,783,345	(14)	34.9%

Capital Research and Management Company	3,915,000	(15)	5.7%
FMR Corp.	7,399,000	(16)	10.9%
Royce & Associates, LLC	5,797,550	(17)	8.5%
Wellington Management Company, LLP	5,222,106	(18)	7.7%

_______________________
*   Less than 1%
** c/o Fossil, Inc., 2280 N. Greenville Avenue, Richardson, Texas 75082.

(1)
Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Beneficial ownership information is based on the most recent Form 3, 4 and 5 and 13D and 13G filings with the Securities and Exchange Commission (the “SEC”) and reports made directly to the Company.  The number of shares shown as beneficially owned includes shares of common stock subject to stock options exercisable within 60 days after July 31, 2007.  Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)
The percentages indicated are based on 68,143,361 shares of common stock outstanding on June 29, 2007.  Shares of common stock subject to options exercisable within 60 days after July 31, 2007 are deemed outstanding for computing the percentage of the person or entity holding such securities but are not outstanding for computing the percentage of any other person or entity. The grant price for all stock appreciation rights referenced below is $18.41.

(3)
Includes 220,372 shares of common stock subject to stock options and 4,800 shares of common stock subject to stock appreciation rights, both exercisable within 60 days.  Also includes indirect ownership of 1,518 shares over which Mr. Barnes has voting control as independent administrator pursuant to letters testamentary, 2,009 shares held indirectly through a 401(k) plan account and 79,129 shares of restricted stock subject to a vesting schedule.

(4)
Includes 75,000 shares of common stock subject to stock options and 2,400 shares of common stock subject to stock appreciation rights, both exercisable within 60 days. Also includes 35,423 shares of restricted stock subject to a vesting schedule.

(5)
Includes 32,980 shares of common stock owned by Mr. Kartsotis as custodian for Annie Kartsotis, a minor, 2,679,580 shares  owned by Lynne Stafford Kartsotis, wife of Mr. Kartsotis, as to which Mr. Kartsotis disclaims beneficial ownership,  and 2,537,002  shares  in a grantor retained annuity trust.

(6)
Includes 86,010 shares of common stock subject to stock options and 800 shares of common stock subject to stock appreciation rights, both exercisable within 60 days, 862 shares held indirectly through a 401(k) plan account, 762 shares held in a personal IRA account and 9,826 shares of restricted stock subject to a vesting schedule.

(7)
Includes 258,062 shares of common stock subject to stock options and 4,800 shares of common stock subject to stock appreciation rights, both exercisable within 60 days, 1,775 shares held indirectly through a 401(k) plan account and 56,288 shares of restricted stock subject to a vesting schedule.

(8)
Includes 125,452 shares of common stock subject to stock options exercisable within 60 days. Also includes indirect ownership of 75,936 shares of Common Stock owned of record by Mr. Shroff’s wife, Mrs. Pervin Shroff, and 142,200 shares of Common Stock subject to stock options exercisable within 60 days which are owned by Mrs. Shroff.  Mr. Shroff and Mrs. Shroff share voting and investment power with respect to 946,608 shares.

(9)
Includes 62,062 shares of common stock subject to stock options exercisable within 60 days. Also includes 17,812 shares owned by the K.W. Anderson Family Limited Partnership.  Mr. Anderson is managing general partner of the partnership and has sole voting and investment power with respect to those shares.

(10)	Includes 62,062 shares of common stock subject to stock options exercisable within 60 days.

(11)	Includes 41,250 shares of common stock subject to stock options exercisable within 60 days.

(12)	Includes 62,062 shares of common stock subject to stock options exercisable within 60 days.

(13)	Consists of shares of common stock subject to stock options exercisable within 60 days.

(14)	Reflects the information in footnotes (3) through (13) above. Does not include shares owned by Mr. Bock, who resigned as of December 31, 2006.

(15)
Based on Amendment No. 1 to Schedule 13G, dated February 12, 2007, filed by Capital Research and Management Company (“Capital Research”), 333 South Hope Street, Los Angeles, California 90071, with the SEC.  The Schedule 13G discloses that Capital Research beneficially owns, has the sole power to vote or direct the vote of, and has the sole power to dispose or direct the disposition of the 3,915,000 shares of common stock.  The Amendment No. 1 additionally discloses that AMCAP Fund, Inc., an investment company registered under the Investment Company Act of 1940, which is advised by Capital Research, is the beneficial owner of 1,850,000 shares.

(16)
Based on Amendment No. 11 to Schedule 13G, dated February 14, 2007, filed by FMR Corp. (“FMR”), 82 Devonshire Street, Boston, Massachusetts 02109, with the SEC.  The Amendment No. 11 discloses that FMR has the sole power to vote or direct the vote of 85,000 shares of the 7,399,000 shares of common stock it beneficially owns, and sole power to dispose or to direct the disposition of the 7,399,000 shares.  The Amendment No. 11 additionally discloses that (i) Fidelity Low Priced Stock Fund owns 7,114,000 of the 7,399,000 shares; and (ii) Edward C. Johnson, III and FMR Corp. each has sole dispositive power over 7,314,000 shares.

(17)
Based on Amendment No. 2 to Schedule 13G, dated January 19, 2007, filed by Royce & Associates, LLC (“Royce”), 1414 Avenue of the Americas, New York, New York 10019, with the SEC.  The Amendment No. 2 discloses that Royce beneficially owns, has the sole power to vote or direct the vote of, and has the sole power to dispose or direct the disposition of 5,797,550 shares of common stock.

(18)
Based on a Schedule 13G, dated February 14, 2007, filed by Wellington Management Company, LLP (“Wellington”), 75 State Street, Boston, Massachusetts 02109, with the SEC.  The Schedule 13G discloses that Wellington has the shared power to vote or direct the vote of 4,504,776 shares of the 5,222,106 shares of common stock it beneficially owns, and shared power to dispose or to direct the disposition of the 5,222,106 shares.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Each of Mrs. Pervin Shroff (the wife of Mr. Jal S. Shroff) and Mr. Rasheed Shroff (the son of Mr. Jal S. Shroff) are employees of Fossil (East) Limited and Fossil (Asia) Ltd., respectively, wholly-owned subsidiaries of the Company, and each earned approximately $100,000 and $130,000, respectively, in cash compensation in 2006.  In addition, under the Company’s Incentive Plan, Mrs. Pervin Shroff received a grant of options to purchase 10,000 shares of Common Stock at an exercise price of $18.41, and Mr. Rasheed Shroff received a grant of options to purchase 5,000 shares of Common Stock at an exercise price of $18.41.

In accordance with the Company’s Audit Committee charter, the Audit Committee is responsible for approving all related party transactions. Any material financial transaction with any director, executive officer, nominee or holder of five percent or more of the Company’s securities, or immediate family member of any of the foregoing, would need to be approved by the Audit Committee prior to our entering into such transaction.

Director Independence

    The standards relied upon by the Board of Directors in affirmatively determining whether a director is “independent” in compliance with the rules of NASDAQ are comprised, in part, of those objective standards set forth in the NASDAQ Marketplace Rules, which generally provide that: (a) a director who is an employee, or whose immediate family member (defined as a spouse, parent, child, sibling, father- and mother-in-law, son- and daughter-in-law and anyone, other than a domestic employee, sharing the director’s home) is an executive officer of the Company, would not be independent for a period of three years after termination of such relationship; (b) a director who receives, or whose immediate family member receives, payments of more than $100,000 during any period of twelve consecutive months from the Company, except for certain permitted payments, would not be independent for a period of three years after ceasing to receive such amount; (c) a director who is or who has an immediate family member who is, a current partner of the Company’s outside auditor or who was, or who has an immediate family member who was, a partner or employee of the Company’s outside auditor who worked on the Company’s audit at any time during any of the past three years would not be independent until a period of three years after the termination of such relationship; (d) a director who is, or whose immediate family member is, employed as an executive officer of another company where any of the Company’s present executive officers serve on the other company’s compensation committee would not be independent for a period of three years after the end of such relationship; and (e) a director who is, or who has an immediate family member who is, a partner in, or a controlling shareholder or an executive officer of any organization that makes payments to, or receives payments from, the Company for property or services in an amount that, in any single fiscal year, exceeds the greater of $200,000, or 5% of such other company’s consolidated gross revenues, would not be independent until a period of three years after falling below such threshold.

    The Board of Directors, in applying the above-referenced standards, has affirmatively determined that our former director Andrea Camerana and our current directors Elaine Agather, Kenneth W. Anderson, Alan J. Gold, Michael Steinberg, Donald J. Stone and Caden Wang are “independent.”  As part of the Board’s process in making such determination, each such director provided written assurances that (a) all of the above-cited objective criteria for independence are satisfied and (b) he has no other “material relationship” with the Company that could interfere with his ability to exercise independent judgment.

Item 14.  Principal Accountant Fees and Services

The following table summarizes the aggregate fees (excluding value added taxes) billed to the Company and its subsidiaries by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte”) for the 2006 and 2005 fiscal years ended January 6, 2007, and December 31, 2005, respectively:

	2006	2005

Audit Fees (a)	$2,037,200	$1,882,000
Audit-Related Fees (b)	69,250	32,000
Tax Fees (c)	131,000	227,000
All Other Fees	-	-

Total	$2,237,450	$2,141,000

(a)
Audit services billed consisted of the audits of the Company’s annual financial statements, audits of internal control over financial reporting and reviews of the Company’s quarterly financial statements.

(b)	Benefit plan audits and agreed upon procedures.
(c)	Tax return preparation and consultation.

In considering the nature of the services provided by Deloitte, the Audit Committee determined that such services are compatible with the provision of independent audit services.  The Audit Committee discussed these services with Deloitte and Company management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

Pre-Approval of Independent Registered Public Accounting Firm Fees and Services Policy

The Audit Committee’s Policies and Procedures for the Engagement of the Principal Outside Auditing Firm provides for pre-approval of all audit, audit-related, tax and other permissible non-audit services provided by our principal independent registered public accounting firm on an annual basis and individual engagements as needed. The policy also requires additional approval of any engagements that were previously approved but are anticipated to exceed pre-approved fee levels. The policy permits the Audit Committee Chair to pre-approve principal independent registered public accounting firm services where the Company deems it necessary or advisable that such services commence prior to the next regularly scheduled Audit Committee meeting (provided that the Audit Committee Chair must report to the full Audit Committee on any pre-approval determinations).

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of Report.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 10-K for the year ended January 1, 2005).

3.2
Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Report on Form 10-K for the year ended January 1, 2005).

3.3	Amended and Restated Bylaws of Fossil, Inc. (incorporated by reference to Exhibit 3.3 of the Company’s Report on Form 10-K for the year ended January 1, 2005).

3.4	Amendment to Bylaws, effective as of March 15, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 8-K filed on March 20, 2006).

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

Exhibit Number	Description

10.4(2)
Fossil, Inc. 1993 Savings and Retirement Plan (incorporated herein by reference to Exhibit 10.3 of the Company’s Registration Statement of Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).

10.5
Subordination Agreement of Fossil Trust for the benefit of First Interstate Bank of Texas, N.A. dated as of August 31, 1994 (incorporated by reference to Exhibit 10.5 of the Company’s Report on Form 10-K for the year ended January 1, 2005).

10.6
Master Licensing Agreement dated as of August 30, 1994, by and between Fossil, Inc. and Fossil Partners, L.P. (incorporated by reference to Exhibit 10.6 of the Company’s Report on Form 10-K for the year ended January 1, 2005).

10.7	Agreement of Limited Partnership of Fossil Partners, L.P. (incorporated by reference to Exhibit 10.7 of the Company’s Report on Form 10-K for the year ended January 1, 2005).

10.8 (2)	First Amendment to the Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Report on Form 10-K for the year ended January 1, 2005).

10.9 (2)	Second Amendment to the Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company’s Report on Form 10-K for the year ended January 1, 2005).

10.10(2)	Amendment to the Fossil, Inc. 1993 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.10 of the Company’s Report on Form 10-K for the year ended January 1, 2005).

10.11 (2)	First Amended and Restated Fossil, Inc. and Affiliates Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on January 30, 2006.)

10.12(1) (2)	Third Amendment to the Fossil, Inc. 1993 Long-Term Incentive Plan.

10.13(2)	2002 Restricted Stock Plan of Fossil, Inc. and Form of Award Agreement (incorporated by reference to Exhibit 10.13 of the Company’s Report on Form 10-K for the year ended January 1, 2005).

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

10.17
Amended and Restated Revolving Line of Credit Note, by and between Fossil Partners, L.P. and Wells Fargo Bank, National Association, a national banking association, dated September 22, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed on October 3, 2005).

10.18(2)
Employment Agreement by and between Fossil, Inc. and Harold S. Brooks dated October 31, 2004 (without exhibits) (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 10-Q for the quarterly period ended October 2, 2004).

Exhibit Number	Description

10.19
First Amendment to Loan Agreement, by and among Wells Fargo Bank, National Association, a    national banking association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil      Trust, Fossil Stores I, Inc., Intermediate Leasing, Inc., Arrow Merchandising, Inc. and Fossil Holdings, LLC, dated September 22, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on October 3, 2005).

10.20
Second Amendment to Loan Agreement, by and among Wells Fargo Bank, National Association, a national banking association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil      Trust, Fossil Stores I, Inc., Arrow Merchandising, Inc. and Fossil Holdings, LLC, dated February 20, 2006 to be effective as of September 22, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on February 23, 2006).

10.21(2)	Fourth Amendment to the Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.21 of the Company’s Report on Form 10-K for the year ended December 31, 2005).

10.22(2)	Fifth Amendment to the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.22 of the Company’s Report on Form 10-K for the year ended December 31, 2005).

10.23(2)
Form of Resale Restriction Agreement (for certain senior and executive officers), effective as of November 16, 2005 (incorporated by reference to Exhibit 10.23 of the Company’s Report on Form 10-K for the year ended December 31, 2005).

10.24(2)
Form of Resale Restriction Agreement (for non-employee directors), effective as of November 30, 2005 (incorporated by reference to Exhibit 10.24 of the Company’s Report on Form 10-K for the year ended December 31, 2005).

10.25(2)
Amendment to Award Agreement, by and between Fossil, Inc. and Mark Quick, dated November 10, 2005 (incorporated by reference to Exhibit 10.25 of the Company’s Report on Form 10-K for the year ended December 31, 2005).

10.26(2)
Form of Restricted Stock Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.26 of the Company’s Report on Form 10-K for the year ended December 31, 2005).

10.27(2)
Form of Restricted Stock Unit Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.27 of the Company’s Report on Form 10-K for the year ended December 31, 2005).

10.28(2)
Form of Stock Appreciation Rights Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.28 of the Company’s Report on Form 10-K for the year ended December 31, 2005).

10.29(2)	First Amended and Restated Fossil, Inc. and Affiliates Deferred Compensation Plan (incorporated by reference to the Company’s Report on Form 8-K filed on January 30, 2006).

Exhibit Number	Description

10.30
Second Amendment to Loan Agreement, by and among Wells Fargo Bank, National Association, a national banking association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc., Arrow Merchandising, Inc. and Fossil Holdings, LLC, dated February 20, 2006 to be effective as of September 22, 2005 (incorporated by reference to the Company’s Report on Form 8-K filed on February 23, 2006).

10.31(2)	Summary Sheet of Non-Employee Director Compensation dated as of March 15, 2006 (incorporated by reference to the Company’s Report on Form 8-K filed on March 20, 2006).

10.32(2)	Sixth Amendment to the 2004 Long-Term Incentive Plan of Fossil, Inc. (incorporated by reference to the Company’s Report on Form 8-K filed on May 30, 2006).

10.33
Third Amendment to Loan Agreement, by and among Wells Fargo Bank, National Association, Fossil partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc., Arrow Merchandising, Inc. and Fossil Holdings, LLC, effective as of September 21, 2006 (incorporated by reference to the Company’s Report on Form 8-K filed on September 26, 2006).

10.34
Second Amended and Restated Revolving Line of Credit Note, by and between Fossil partners, L.P. and Wells Fargo Bank, National Association, a national banking association, dated September 21, 2006 (incorporated by reference to the Company’s Report on Form 8-K filed on September 26, 2006).

10.35
Amended and Restated Stock Pledge Agreement, by and between Fossil, Inc. and Wells Fargo Bank, National Association, a national banking association, dated September 21, 2006 (incorporated by reference to the Company’s Report on Form 8-K filed on September 26, 2006).

10.36
Fourth Amendment to Loan Agreement, by and among Wells Fargo Bank, National Association, a national banking association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc., Arrow Merchandising, Inc. and Fossil Holdings, LLC, effective as of December 22, 2006 (incorporated by reference to the Company’s Report on Form 8-K filed on December 27, 2006).

10.37(2)	Form of Letter Agreement relating to outstanding stock options under the Company’s long-term equity plans.

10.38(1)(2)	Form of Revised Stock Option Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan.

10.39(1)(2)	Form of Revised Restricted Stock Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan.

10.40(1)(2)	Form of Revised Restricted Stock Unit Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan.

10.41(1)(2)	Form of Revised Stock Appreciation Rights Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan.

10.42(1)(2)	Form of International Stock Option Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan.

10.43(1)(2)	Form of International Restricted Stock Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan.

10.44 (1)(2)	Form of International Restricted Stock Unit Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan.

Exhibit Number	Description

21.1(1)	Subsidiaries of Fossil, Inc.

23.1(1)	Consent of Independent Registered Public Accounting Firm.

31.1(1)	Certification of Principal Executive Officer

31.2(1)	Certification of Principal Financial Officer

32.1(1)	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith.
(2)	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 8, 2007.
FOSSIL, INC.

/S/ KOSTA N. KARTSOTIS
Kosta N. Kartsotis,
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ TOM KARTSOTIS	Chairman of the Board and Director	August 8, 2007
Tom Kartsotis

/s/ KOSTA N. KARTSOTIS	Chief Executive Officer and Director (Principal Executive Officer)	August 8, 2007
Kosta N. Kartsotis

/s/ MIKE L. KOVAR	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 8, 2007
Mike L. Kovar

/s/ MICHAEL W. BARNES	President and Chief Operating Officer of the Company and Director	August 8, 2007
Michael W. Barnes

/s/ ELAINE AGATHER	Director	August 8, 2007
Elaine Agather

KENNETH W. ANDERSON	Director	August 8, 2007
Kenneth W. Anderson

/s/ ALAN J. GOLD	Director	August 8, 2007
Alan J. Gold

Signature	Capacity	Date

/s/ JAL S. SHROFF	Director	August 8, 2007
Jal S. Shroff

/s/ MICHAEL STEINBERG	Director	August 8, 2007
Michael Steinberg

/s/ DONALD J. STONE	Director	August 8, 2007
Donald J. Stone

/s/ CADEN WANG	Director	August 8, 2007
Caden Wang

SCHEDULE II

FOSSIL, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Fiscal Years 2004, 2005 and 2006
(in thousands)

		Additions	Deductions
	Balance at the	Charged	Actual
	Begining of	(Credited) to	Returns or	Balance at End of
	Period	Operations	Writeoffs	Period
Classification
Fiscal Year 2004:
Account receivable allowances:
Sales returns (1)	$26,633	$46,897	$(43,710)	$29,820
Bad debts	12,909	4,198	(5,359)	11,748
Cash discounts	426	17,549	(14,205)	3,770
Inventory for estimated customer returns	(15,803)	(22,776)	20,851	(17,728)
Deferred tax asset valuation allowance (1)	-	-	-	-

Fiscal Year 2005:
Account receivable allowances:
Sales returns (1)	29,820	60,516	(58,191)	32,145
Bad debts	11,748	5,408	(6,089)	11,067
Cash discounts	3,770	35,530	(36,219)	3,081
Inventory for estimated customer returns	(17,728)	(29,392)	28,611	(18,509)
Deferred tax asset valuation allowance (1)	-	2,692	-	2,692

Fiscal Year 2006:
Account receivable allowances:
Sales returns	32,145	64,626	(58,513)	38,258
Bad debts	11,067	4,904	(6,159)	9,812
Cash discounts	3,081	39,303	(38,840)	3,544

Inventory for estimated customer returns	(18,509)	(33,203)	30,216	(21,496)
Deferred tax asset valuation allowance	2,692	290	-	2,982

(1)	See Note 2 "Restatement of Consolidated Financial Statements" in Notes to Consolidated Financial Statements of this Form 10-K.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 10-K for the year ended January 1, 2005).

3.2
Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Report on Form 10-K for the year ended January 1, 2005).

3.3	Amended and Restated Bylaws of Fossil, Inc. (incorporated by reference to Exhibit 3.3 of the Company’s Report on Form 10-K for the year ended January 1, 2005).

3.4	Amendment to Bylaws, effective as of March 15, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 8-K filed on March 20, 2006).

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

10.5
Subordination Agreement of Fossil Trust for the benefit of First Interstate Bank of Texas, N.A. dated as of August 31, 1994 (incorporated by reference to Exhibit 10.5 of the Company’s Report on Form 10-K for the year ended January 1, 2005).

10.6
Master Licensing Agreement dated as of August 30, 1994, by and between Fossil, Inc. and Fossil Partners, L.P. (incorporated by reference to Exhibit 10.6 of the Company’s Report on Form 10-K for the year ended January 1, 2005).

10.7	Agreement of Limited Partnership of Fossil Partners, L.P. (incorporated by reference to Exhibit 10.7 of the Company’s Report on Form 10-K for the year ended January 1, 2005).

10.8 (2)	First Amendment to the Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Report on Form 10-K for the year ended January 1, 2005).

10.9 (2)	Second Amendment to the Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company’s Report on Form 10-K for the year ended January 1, 2005).

10.10(2)	Amendment to the Fossil, Inc. 1993 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.10 of the Company’s Report on Form 10-K for the year ended January 1, 2005).

10.11(2)	First Amended and Restated Fossil, Inc. and Affiliates Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on January 30, 2006.)

Exhibit Number	Description

10.12(2)	Third Amendment to the Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 10-Q for the quarterly period ended July 7, 2001).

10.13(2)	2002 Restricted Stock Plan of Fossil, Inc. and Form of Award Agreement (incorporated by reference to Exhibit 10.13 of the Company’s Report on Form 10-K for the year ended January 1, 2005).

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

10.17
Amended and Restated Revolving Line of Credit Note, by and between Fossil Partners, L.P. and Wells Fargo Bank, National Association, a national banking association, dated September 22, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed on October 3, 2005).

10.18(2)
Employment Agreement by and between Fossil, Inc. and Harold S. Brooks dated October 31, 2004 (without exhibits) (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 10-Q for the quarterly period ended October 2, 2004).

10.19
First Amendment to Loan Agreement, by and among Wells Fargo Bank, National Association, a national banking association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc., Intermediate Leasing, Inc., Arrow Merchandising, Inc. and Fossil Holdings, LLC, dated September 22, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on October 3, 2005).

10.20
Second Amendment to Loan Agreement, by and among Wells Fargo Bank, National Association, a national banking association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc., Arrow Merchandising, Inc. and Fossil Holdings, LLC, dated February 20, 2006 to be effective as of September 22, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on February 23, 2006).

10.21(2)	Fourth Amendment to the Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.21 of the Company’s Report on Form 10-K for the year ended December 31, 2005).

10.22(2)	Fifth Amendment to the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.22 of the Company’s Report on Form 10-K for the year ended December 31, 2005).

10.23(2)
Form of Resale Restriction Agreement (for certain senior and executive officers), effective as of November 16, 2005 (incorporated by reference to Exhibit 10.23 of the Company’s Report on Form 10-K for the year ended December 31, 2005).

Exhibit Number	Description

10.24(2)
Form of Resale Restriction Agreement (for non-employee directors), effective as of November 30, 2005 (incorporated by reference to Exhibit 10.24 of the Company’s Report on Form 10-K for the year ended December 31, 2005).

10.25(2)
Amendment to Award Agreement, by and between Fossil, Inc. and Mark Quick, dated November 10, 2005 (incorporated by reference to Exhibit 10.25 of the Company’s Report on Form 10-K for the year ended December 31, 2005).

10.26(2)
Form of Restricted Stock Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.26 of the Company’s Report on Form 10-K for the year ended December 31, 2005).

10.27(2)
Form of Restricted Stock Unit Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.27 of the Company’s Report on Form 10-K for the year ended December 31, 2005).

10.28(2)
Form of Stock Appreciation Rights Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.28 of the Company’s Report on Form 10-K for the year ended December 31, 2005).

10.29(2)	First Amended and Restated Fossil, Inc. and Affiliates Deferred Compensation Plan (incorporated by reference to the Company’s Report on Form 8-K filed on January 30, 2006).

10.30
Second Amendment to Loan Agreement, by and among Wells Fargo Bank, National Association, a national banking association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc., Arrow Merchandising, Inc. and Fossil Holdings, LLC, dated February 20, 2006 to be effective as of September 22, 2005 (incorporated by reference to the Company’s Report on Form 8-K filed on February 23, 2006).

10.31(2)	Summary Sheet of Non-Employee Director Compensation dated as of March 15, 2006 (incorporated by reference to the Company’s Report on Form 8-K filed on March 20, 2006).

10.32	Sixth Amendment to the 2004 Long-Term Incentive Plan of Fossil, Inc. (incorporated by reference to the Company’s Report on Form 8-K filed on May 30, 2006).

10.33
Third Amendment to Loan Agreement, by and among Wells Fargo Bank, National Association, Fossil partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc., Arrow Merchandising, Inc. and Fossil Holdings, LLC, effective as of September 21, 2006 (incorporated by reference to the Company’s Report on Form 8-K filed on September 26, 2006).

10.34
Second Amended and Restated Revolving Line of Credit Note, by and between Fossil partners, L.P. and Wells Fargo Bank, National Association, a national banking association, dated September 21, 2006 (incorporated by reference to the Company’s Report on Form 8-K filed on September 26, 2006).

10.35
Amended and Restated Stock Pledge Agreement, by and between Fossil, Inc. and Wells Fargo Bank, National Association, a national banking association, dated September 21, 2006 (incorporated by reference to the Company’s Report on Form 8-K filed on September 26, 2006).

10.36
Fourth Amendment to Loan Agreement, by and among Wells Fargo Bank, National Association, a national banking association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc., Arrow Merchandising, Inc. and Fossil Holdings, LLC, effective as of December 22, 2006 (incorporated by reference to the Company’s Report on Form 8-K filed on December 27, 2006).

Exhibit Number	Description

10.37(2)	Form of Letter Agreement relating to outstanding stock options under the Company’s long-term equity plans.

10.38(1)(2)	Form of Revised Stock Option Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan.

10.39(1)(2)	Form of Revised Restricted Stock Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan.

10.40(1)(2)	Form of Revised Restricted Stock Unit Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan.

10.41(1)(2)	Form of Revised Stock Appreciation Rights Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan.

10.42(1)(2)	Form of International Stock Option Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan.

10.43(1)(2)	Form of International Restricted Stock Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan.

10.44 (1)(2)	Form of International Restricted Stock Unit Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan.

21.1(1)	Subsidiaries of Fossil, Inc.

23.1(1)	Consent of Independent Registered Public Accounting Firm.

31.1(1)	Certification of Principal Executive Officer

31.2(1)	Certification of Principal Financial Officer

32.1(1)	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith.
(2)	Management contract or compensatory plan or arrangement.