Form 10-Q
period 2007-04-07
FOSSIL INC
filed 2007-08-08
CIK 883569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 7, 2007

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

FOSSIL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
 AMOUNTS IN THOUSANDS

	April 7, 2007	January 6, 2007

ASSETS
Current assets:
Cash and cash equivalents	$141,548	$133,304
Securities available for sale	7,199	6,894
Accounts receivable – net of allowances of $34.3 million and $38.3 million for 2007 and 2006, respectively	151,886	155,236
Inventories - net	235,627	228,225
Deferred income tax assets	20,374	20,406
Prepaid expenses and other current assets	45,439	36,923
Total current assets	602,073	580,988

Investments	11,866	10,855
Property, plant and equipment – net of accumulated depreciation of $114,044 and $109,183 for 2007 and 2006, respectively	169,900	171,499
Goodwill	44,638	43,038
Intangible and other assets – net of accumulated amortization of $4,335 and $3,990 for 2007 and 2006, respectively	46,468	46,217
Total assets	$874,945	$852,597
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$11,474	$11,338
Accounts payable	46,401	53,306
Accrued expenses:
Accrued accounts payable	22,525	23,562
Compensation	28,687	28,896
Coop advertising	8,615	11,554
Other	34,734	41,653
Income taxes payable	36,906	53,071
Total current liabilities	189,342	223,380

Long-term income taxes payable	29,475	-
Deferred income tax liabilities	15,623	15,021
Other long-term liabilities	7,761	7,893
Total long-term liabilities	52,859	22,914

Minority interest in subsidiaries	3,243	4,102
Stockholders’ equity:
Common stock, 68,107 and 67,794 shares issued, respectively	681	678
Additional paid-in capital	56,939	53,459
Retained earnings	550,258	529,376
Accumulated other comprehensive income	23,617	20,025
Treasury stock at cost, 95 and 69 shares, respectively	(1,994)	(1,337)
Total stockholders’ equity	629,501	602,201
Total liabilities and stockholders’ equity	$874,945	$852,597

See notes to condensed consolidated financial statements.

FOSSIL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
UNAUDITED
AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA

	For the 13 Weeks Ended April 7, 2007	For the 14 Weeks Ended April 8, 2006

Net sales	$304,825	$264,225
Cost of sales	148,706	131,211
Gross profit	156,119	133,014

Operating expenses:
Selling and distribution	86,367	84,980
General and administrative	37,197	31,042
Total operating expenses	123,564	116,022

Operating income	32,555	16,992
Interest expense	221	596
Other income (expense) – net	1,495	(904)
Income before income taxes	33,829	15,492
Provision for income taxes	8,797	5,776
Net income	$25,032	$9,716

Other comprehensive income, net of taxes:
Currency translation adjustment	4,523	2,136
Unrealized gain on securities available for sale	384	10
Forward contracts hedging intercompany foreign currency payments – change in fair values	(1,314)	(783)
Total comprehensive income	$28,625	$11,079

Earnings per share:
Basic	$0.37	$0.14
Diluted	$0.36	$0.14
Weighted average common shares outstanding:
Basic	67,576	67,258
Diluted	69,238	69,060

See notes to condensed consolidated financial statements.

FOSSIL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
AMOUNTS IN THOUSANDS

	For the 13 Weeks Ended April 7, 2007	For the 14 Weeks Ended April 8, 2006
Operating activities:
Net income	$25,032	$9,716
Noncash items affecting net income:
Minority interest in subsidiaries	1,192	851
Equity in earnings of joint venture	(327)	(269)
Depreciation and amortization	8,031	7,805
Stock - based compensation	458	387
Excess tax benefits from stock-based compensation	(1,021)	(408)
Loss (gain) on disposal of assets	76	(23)
Decrease in allowance for doubtful accounts	(138)	(271)
Decrease in allowance for returns - net of related inventory in transit	(1,111)	(320)
Deferred income taxes	(598)	(2,154)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	7,400	20,578
Inventories	(10,203)	(11,529)
Prepaid expenses and other current assets	(8,516)	(5,002)
Accounts payable	(11,111)	(13,425)
Accrued expenses	(11,725)	(4,938)
Income taxes payable	9,524	5,908
Net cash from operating activities	6,963	6,906

Investing activities:
Business acquisitions, net of cash acquired	-	(6,075)
Additions to property, plant and equipment	(4,006)	(14,764)
Purchase of securities available for sale	(325)	(321)
Increase in intangible and other assets	(448)	(558)
Net cash used in investing activities	(4,779)	(21,718)
Financing activities:
Proceeds from exercise of stock options	4,139	1,247
Acquisition and retirement of common stock	(287)	(22,370)
Excess tax benefits from stock - based compensation	1,021	408
Distribution of minority interest earnings	(2,049)	(186)
Net (payments) borrowings on short-term debt	(62)	38,165
Net cash from financing activities	2,762	17,264

Effect of exchange rate changes on cash and cash equivalents	3,298	1,270
Net increase in cash and cash equivalents	8,244	3,722
Cash and cash equivalents:
Beginning of period	133,304	57,457

End of period	$141,548	$61,179

See notes to condensed consolidated financial statements.

FOSSIL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1.	FINANCIAL STATEMENT POLICIES

Basis of Presentation.  The condensed consolidated financial statements include the accounts of Fossil, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of April 7, 2007, and the results of operations for the thirteen-week period ended April 7, 2007 (“First Quarter”) and the fourteen-week period ended April 8, 2006, (“Prior Year Quarter”), respectively. All adjustments are of a normal, recurring nature. The Company noted that fiscal 2007 is a 52-week year as compared to a 53-week year in fiscal 2006. For financial reporting purposes, this extra week was included in the first quarter of fiscal year 2006.

These interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the annual report on Form 10-K filed by the Company pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) for the year ended January 6, 2007. Operating results for the thirteen week period ended April 7, 2007, are not necessarily indicative of the results to be achieved for the full year.

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

Business. The Company is a global design, marketing and distribution company that specializes in consumer fashion accessories.  Its principal offerings include an extensive line of men's and women's fashion watches and jewelry sold under proprietary and licensed brands, handbags, small leather goods, belts, sunglasses, and apparel. In the watch and jewelry product category, the Company has a diverse portfolio of globally recognized owned and licensed brand names under which its products are marketed. The Company’s products are distributed globally through various distribution channels including wholesale, owned-retail and direct to the consumer at varying price points to service the needs of its customers, whether they are value conscious or luxury oriented. Based on its extensive range of accessory products, brands, distribution channels and price points, the Company is able to target style-conscious consumers across a wide age spectrum on a global basis.

Foreign Currency Hedging Instruments. The Company’s foreign subsidiaries periodically enter into forward contracts principally to hedge the future payment of intercompany inventory transactions with the U.S. company. At April 7, 2007, the Company’s foreign subsidiaries had forward contracts to sell (i) 49.6 million Euro for approximately $64.9 million, expiring through December 2007, (ii) 1.5 million British Pounds for approximately $3 million, expiring through June 2007 and (iii) 92.5 million Yen for approximately $800,000, expiring through April 2007. If the Company’s foreign subsidiaries were to settle their Euro, British Pound and Yen based contracts at the reporting date, the net result would be a net loss of approximately $1.7 million net of taxes, as of April 7, 2007. The net decrease in fair value for the First Quarter and the Prior Year Quarter of approximately $1.3 million and $800,000, respectively, is included in other comprehensive income. The net decrease for the First Quarter consisted of net losses from these hedges of $1.3 million offset by $44,000 of net losses reclassified into earnings.

Earnings Per Share. The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS:

	For the 13 Weeks Ended April 7, 2007	For the 14 Weeks Ended April 8, 2006

Numerator:
Net income	$25,032	$9,716
Denominator:
Basic EPS computation:
Weighted average common shares outstanding	67,576	67,258

Basic EPS	$0.37	$0.14

Diluted EPS computation:
Denominator:
Basic weighted average common shares outstanding	67,576	67,258
Dilutive effect of stock-based compensation	1,662	1,802
Weighted average common shares outstanding	69,238	69,060

Diluted EPS	$0.36	$0.14

Approximately 700,000 and 1.1 million weighted average shares issuable under stock-based awards were not included in the diluted earnings per share calculation at the end of the First Quarter and the Prior Year Quarter, respectively, because they were antidilutive. These common share equivalents may be dilutive in future earnings per share calculations.

Goodwill. The changes in the carrying amount of goodwill, which is not subject to amortization, are as follows:

IN THOUSANDS	United States	Europe	Other International	Direct to Consumer	Total

Balance at January 6, 2007	$21,799	$17,518	3,721	$-	$43,038
Acquisitions	-	-	1,326	-	1,326
Currency	-	297	(23)	-	274
Balance at April 7, 2007	$21,799	$17,815	5,024	$-	$44,638

New Accounting Standards. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). This Standard provides guidance for using fair value to measure assets and liabilities. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS 157 is effective beginning in the Company's fiscal year 2008. The Company is currently evaluating the effect of adopting SFAS 157, but does not expect it to have a material impact on its consolidated results of operations or financial condition.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS 159”). The fair value option permits entities to choose to measure eligible financial instruments at fair value at specified election dates. The entity will report unrealized gains and losses on the items on which it has elected the fair value option in earnings. SFAS 159 is effective beginning in the Company's fiscal year 2008. The Company is currently evaluating the effect of adopting SFAS 159, but does not expect it to have a material impact on its consolidated results of operations or financial condition.

There are no other recently issued accounting standards effective after April 7, 2007 that are expected to materially impact the Company.

2.	INVENTORIES

Inventories - net consist of the following:

Fiscal Year	April 7, 2007	January 7, 2006
	IN THOUSANDS
Components and parts	$7,681	$9,786
Work-in-process	1,659	1,691
Finished merchandise on hand	186,488	175,519
Merchandise at Company stores	33,315	31,807
Merchandise from estimated customer returns	18,695	21,496
	247,838	240,299
Inventory reserve for obsolescence	(12,211)	(12,074)
Inventories - net	$235,627	$228,225

3.	INCOME TAXES

The provision for income taxes reflects the Company’s estimate of the effective tax rate expected to be applicable for the full fiscal year, adjusted for any discrete events, which are reported in the period that they occur.  This estimate is re-evaluated each quarter based upon the Company’s estimated tax expense for the full fiscal year.  The Company’s income tax expense for the First Quarter and Prior Year Quarter was $8.8 million and $5.8 million, respectively, resulting in an effective income tax rate of 26% and 37.3%, respectively.  The lower effective rate for the First Quarter is the result of the release of $3.9 million in certain income tax contingency reserves related to our federal income tax return for 2003 that were effectively settled during the First Quarter when the Internal Revenue Service (“IRS”) completed its examination phase of its audit of our 2003 and 2004 federal income tax returns.

Effective January 7, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, (“FIN 48”). Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.  This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The cumulative effects of applying this interpretation have been recorded as a decrease of $6.1 million to retained earnings, an increase of $1.3 million to net deferred income tax liabilities, and an increase of $4.8 million in the liability for uncertain tax benefits as of January 7, 2007.

The Company has classified uncertain tax positions as long-term income taxes payable unless such amounts are expected to be paid in twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and underpayments in income tax expense and income taxes payable. The total amount of accrued income tax-related interest and penalties included in the condensed consolidated balance sheet at April 7, 2007 and at adoption was $9.5 million (net) and $9.4 million (net), respectively.

As of April 7, 2007 and January 7, 2007, the total amount of unrecognized tax benefits, including interest and penalties, was $53.2 million and $55.5 million, respectively, of which $38.6 million and $40.9 million would favorably impact the effective tax rate in future periods, if recognized.  As of January 7, 2007, the Company was subject to an IRS examination for the 2003 and 2004 tax years. The Company is also subject to examinations in various state and foreign jurisdictions for the 2001-2006 tax years, none of which are individually significant. During the First Quarter, the examination phase of the IRS audit for tax years 2003 and 2004 was completed.  The IRS has proposed certain adjustments and the Company has filed a protest at this time.  This protest is under review by the IRS Office of Appeals and it is possible that it may be resolved within the next 12 months.  The Company has recorded $20.3 million of unrecognized tax benefits for positions that could be settled within the next twelve months. At this time, an estimate of the range of the reasonably possible outcomes cannot be made. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

4.	STOCK-BASED COMPENSATION PLANS

The Company accounts for stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123R”) using the Black-Scholes option pricing model to determine the fair value of stock options at the date of grant. The Company’s current stock-based compensation plans include: a) stock options and restricted stock for its international employees, b) stock options for its non-employee directors, and c) stock appreciation rights, restricted stock and restricted stock units for its U.S.-based employees.  Prior to 2006, the Company’s stock based-compensation plans included stock options for its non-employee directors and stock options and restricted stock for its employees, including its executive officers.

Long Term Incentive Plan.  Designated employees of the Company, including officers, are eligible to receive a) stock options, b) stock appreciation rights, c) restricted or non-restricted stock awards, d) restricted stock units, e) cash awards or f) any combination of the foregoing.  The current stock options, stock appreciation rights, restricted stock and restricted stock units outstanding include an original vesting term ranging from three to five years.  All stock options, stock appreciation rights, restricted stock and restricted stock units are accounted for at fair value at the date of grant.  All stock appreciation rights and restricted stock units are settled in shares of company stock.

Restricted Stock Plan.  Shares awarded under the Restricted Stock Plan have been funded with shares contributed to the Company from a significant stockholder. As of April 7, 2007, approximately 82,000 shares issued to employees in prior years were forfeited and are held in the Company treasury to be issued as future awards are granted.  The current restricted shares outstanding include an original vesting term ranging from one to nine years. These shares are accounted for at fair value at the date of grant.

Non-employee Director Stock Option Plan.  During the first year individuals are elected as non-employee directors of the Company, they receive a grant of 5,000 non-qualified stock options. In addition, on the first day of each subsequent calendar year, each non-employee director automatically receives a grant of an additional 4,000 nonqualified stock options as long as the individual is serving as a non-employee director. Pursuant to this plan, 50% of the options granted will become exercisable on the first anniversary of the date of grant and in two additional installments of 25% on the second and third anniversaries. All stock options granted under this plan are accounted for at fair value at the date of grant.

The following table summarizes stock option and stock appreciation right activity during the First Quarter:

Options and Stock Appreciation Rights	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	IN THOUSANDS			IN THOUSANDS
Outstanding at January 6, 2007	4,924	$14.28	5.0	$70,324
Granted	110	$23.99
Exercised	(319)	$12.99		$4,177
Forfeited or expired	(50)	$20.48
Outstanding at April 7, 2007	4,665	$14.53	5.2	$67,794
Exercisable at April 7, 2007	4,052	$13.92	4.9	$56,416
Nonvested at April 7, 2007	613	$18.55	7.4	$11,378
Expected to vest	552	$18.55	7.4	$10,240

The aggregate intrinsic value in the table above is before income taxes and is based on the exercise price for outstanding and exercisable options/rights at April 7, 2007 and based on the fair market value on the exercise date for options/rights that have been exercised during the First Quarter.

Options and Stock Appreciation Rights Outstanding and Exercisable.  The following table summarizes information with respect to options and stock appreciation rights outstanding and exercisable at April 7, 2007 (not in millions):

	Options and Stock Appreciation Rights Outstanding			Options and Stock Appreciation Rights Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Yrs.)	Number of Shares	Weighted- Average Exercise Price

$0.00 – $3.14	-	-	-	-	-
3.14 – 6.28	442.1	4.71	1.7	442.1	4.71
6.28 – 9.42	1,414.4	8.31	3.4	1,414.4	8.31
9.42 – 12.56	672.8	11.57	5.3	558.2	11.56
12.56 – 15.70	99.5	13.33	5.4	81.4	13.29
15.70 – 18.83	344.4	18.38	7.6	108.9	18.39
18.83 – 21.97	774.3	19.25	6.6	686.7	19.19
21.97 – 25.11	147.1	23.01	7.9	35.3	23.53
25.11 – 28.25	682.9	25.83	7.4	637.1	25.83
28.25 – 31.39	87.7	29.50	7.4	87.8	29.50
Total	4,665.2	14.53	5.2	4,051.9	13.92

The Company has elected to apply the long-form method to determine the hypothetical additional paid-in capital (“APIC”) pool provided by FSP SFAS 123(R) — 3, (Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards).  The Company had determined that a hypothetical pool of excess tax benefits existed in APIC as of January 1, 2006, the date of adoption of SFAS 123R, related to historical stock option exercises.  In future periods, excess tax benefits resulting from option and stock appreciation right exercises will be recognized as additions to APIC in the period the benefit is realized.  In the event of a shortfall (that is, the tax benefit realized is less than the amount previously recognized through periodic stock-based compensation expense recognition and related deferred tax accounting), the shortfall would be charged against APIC to the extent of previous excess benefits, if any, including the amounts included in the hypothetical APIC pool, and then to tax expense.

Restricted Stock and Restricted Stock Units. The following table summarizes restricted stock and restricted stock unit activity during the First Quarter:

		Weighted Average
Restricted Stock and Restricted Stock Units	Shares	Grant-Date Fair Value
	IN THOUSANDS
Nonvested at January 6, 2007	435	$18.62
Granted	102	$25.27
Vested	(67)	$17.62
Forfeited	(7)	$18.41
Nonvested at April 7, 2007	463	$20.24
Expected to vest	417	$20.24

The total fair value of shares/units vested during the First Quarter was $1.7 million.

5.	SEGMENT INFORMATION

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments are comprised of the United States, Europe, Other International and Direct to Consumer. The United States, Europe, and Other International reportable segments do not include activities related to the Direct to Consumer segment.   The Europe segment primarily includes sales to wholesale or distributor customers based in European countries as well as the Middle East and Africa.  The Other International segment primarily includes sales to wholesale or distributor customers based in Australia, Canada, China (including the Company’s assembly and procurement operations), Indonesia, Japan, Korea, Malaysia, Mexico, Singapore, South America and Taiwan. The direct to consumer segment includes company-owned retail stores and sales generated from e-commerce activities.  Each reportable operating segment provides similar products and services.

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

	For the 13 Weeks Ended April 7, 2007		For the 14 Weeks Ended April 8, 2006
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
	IN THOUSANDS
U.S. wholesale:
External customers	$106,635	$(3,370)	$106,519	$(9,140)
Intersegment	32,566	-	28,287	-
Direct to consumer	47,238	426	38,982	(449)
Europe – wholesale:
External customers	100,624	17,695	81,275	6,941
Intersegment	57,299	-	47,944	-
Other international – wholesale:
External customers	50,328	17,804	37,449	19,640
Intersegment	87,811	-	80,542	-
Intersegment items	(177,676)	-	(156,773)	-
Consolidated	$304,825	$32,555	$264,225	$16,992

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition and results of operations of Fossil, Inc. and its wholly and majority-owned subsidiaries for the thirteen week period ended April 7, 2007 (the “First Quarter”), as compared to the fourteen week period ended April 8, 2006 (the “Prior Year Quarter”).  We estimate that this extra week in the Prior Year Quarter increased net sales and operating expenses by approximately $16 million and $5 million, respectively.  This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes attached hereto.

General

We are a global design, marketing and distribution company that specializes in consumer fashion accessories.  Our principal offerings include an extensive line of men's and women's fashion watches and jewelry sold under proprietary and licensed brands and handbags, small leather goods, belts, sunglasses, and apparel. In the watch and jewelry product category, we have a diverse portfolio of globally recognized owned and licensed brand names under which our products are marketed. Our products are distributed globally through various distribution channels including wholesale, export and direct to the consumer at varying price points to service the needs of our customers, whether they are value conscious or luxury oriented. Based on our extensive range of accessory products, brands, distribution channels and price points, we are able to target style-conscious consumers across a wide age spectrum on a global basis.

Domestically, we sell our products through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, owned retail and factory outlet stores, mass market stores, owned and affiliated internet sites and through our FOSSIL catalog.  Our wholesale customer base includes Neiman Marcus, Nordstrom, Macy’s, Dillard’s, JCPenney, Kohl’s, Sears, Wal-Mart and Target.  We also sell our products in the United States through a network of company-owned stores, which includes 80 retail stores located in premier retail sites and 73 outlet stores located in major outlet malls as of April 7, 2007.  In addition, we offer an extensive collection of our FOSSIL brand products through our catalog and at our web site, www.fossil.com as well as proprietary and licensed watch and jewelry brands through other managed and affiliated websites.

Internationally, our products are sold to department stores, specialty retail stores and specialty watch and jewelry stores in over 90 countries worldwide through 21 company-owned foreign sales subsidiaries and through a network of approximately 56 independent distributors. Our products are distributed in Africa, Asia, Australia, Europe, Central and South America, Canada, the Caribbean, Mexico, and the Middle East. Our products are offered on airlines, cruise ships and in international company-owned retail stores, which included 44 accessory retail stores and 4 outlet stores in select international markets as of April 7, 2007. Additionally, our products are sold through independently-owned FOSSIL retail stores and kiosks in certain international markets.

Significant Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to product returns, bad debts, inventories, long-lived asset impairment, impairment of goodwill and income taxes. We base these estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no changes to the significant accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Form 10-K filed for the year ended January 6, 2007.

Recent Accounting Pronouncements

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS 159”). The fair value option permits entities to choose to measure eligible financial instruments at fair value at specified election dates. The entity will report unrealized gains and losses on the items on which it has elected the fair value option in earnings. SFAS 159 is effective beginning in our fiscal year 2008. We are currently evaluating the effect of adopting SFAS 159, but do not expect it to have a material impact on our consolidated results of operations or financial condition.

Results of Operations

The following table sets forth, for the periods indicated, (i) the percentages of our net sales represented by certain line items from our condensed consolidated statements of income and comprehensive income and (ii) the percentage changes in these line items. Fiscal 2007 is a 52-week year as compared to a 53-week year in fiscal 2006. This extra week was included in our first quarter of fiscal year 2006.  We estimate the extra week in our fiscal 2006 first quarter increased net sales and operating expenses by approximately $16.0 million and $5 million, respectively.

	Percentage of Net Sales		Percentage Change
	For the 13 Weeks Ended April 7, 2007	For the 14 Weeks Ended April 8, 2006	For the 13 Weeks Ended April 7, 2007

Net sales	100.0%	100.0%	15.4%
Cost of sales	48.8	49.7	13.3
Gross profit	51.2	50.3	17.4
Selling and distribution expenses	28.3	32.2	1.6
General and administrative expenses	12.2	11.7	19.8
Operating income	10.7	6.4	91.6
Interest expense	(0.1)	(0.2)	(62.9)
Other income (expense) - net	0.5	(0.3)	(265.4)
Income before income taxes	11.1	5.9	118.4
Income taxes	2.9	2.2	52.3
Net income	8.2%	3.7%	157.6%

Net Sales.  The following table sets forth certain components of our consolidated net sales and the percentage relationship of the components to consolidated net sales for the periods indicated (in millions, except percentage data):

	Amounts		% of Total
	For the 13 Weeks Ended April 7, 2007	For the 14 Weeks Ended April 8, 2006	For the 13 Weeks Ended April 7, 2007	For the 14 Weeks Ended April 8, 2006

International wholesale:

Europe	$100.6	$81.3	33.0%	30.8%
Other	50.3	37.4	16.5	14.1
Total international wholesale	150.9	118.7	49.5	44.9

Domestic wholesale:
Watch products	46.5	48.6	15.3	18.4
Other products	60.2	57.9	19.7	21.9
Total domestic wholesale	106.7	106.5	35.0	40.3

Direct to consumer	47.2	39.0	15.5	14.8

Total net sales	$304.8	$264.2	100.0%	100.0%

The following tables are intended to illustrate by factor the total of the percentage change in sales by segment and on a consolidated basis:

	Analysis of Percentage Change in Sales Versus Prior Year Quarter
	Attributable to Changes in the Following Factors
	Exchange Rates	Acquisitions	Organic Growth	Total Change
Europe wholesale	9.1%	0.0%	14.7%	23.8%
Other international wholesale	0.2%	1.4%	32.8%	34.4%
Domestic wholesale	0.0%	0.0%	0.1%	0.1%
Direct to consumer	0.9%	0.0%	20.3%	21.2%
Total	3.0%	0.2%	12.2%	15.4%

Europe Wholesale Net Sales (Excluding the impact on sales growth attributable to foreign currency rate changes and acquisitions as noted in the above table). Net sales increases in Europe were primarily the result of sales volume growth in licensed watches, FOSSIL watches and our jewelry business of approximately $10.4 million, $5.5 million and $2.4 million, respectively.  We attribute the increased sales in our watch businesses to newer designs that are driving consumer preference to our brands.  We believe sales volume growth attributable to our jewelry businesses are a result of greater penetration of the FOSSIL jewelry product line into existing locations in Germany as well as expansion into additional retail stores throughout Europe.  Additionally, we believe our overall business in Europe is benefiting from a stronger economy in the First Quarter in comparison to the Prior Year Quarter.

Other International Wholesale Net Sales (Excluding the impact on sales growth attributable to foreign currency rate changes and acquisitions as noted in the above table). Other international sales increases were driven by increased sales volume in licensed and FOSSIL watches of approximately $6.7 million and $1.1 million, respectively.  The growth in our established licensed and FOSSIL brands in this segment of our business is related to sales volume growth with existing customers primarily through expanded representation of our product in the retail environment.  This expanded presence is a result of our shop-in-shop concepts that generally allows us to broaden the selection of certain brands while providing a more cohesive image of the brand within the retail space.

As it relates to the international wholesale segments as a whole, we believe we maintain a competitive advantage as a result of our long-term relationships and strength of our business with retailers and distributors throughout the international marketplace. We believe the global recognition of our branded portfolio of watches and jewelry positions us as a significant resource to retailers throughout the international marketplace. Our strategy is not to force any one brand into a specific market, but rather allow the market to dictate which brands are important based upon consumer preference. We further believe our global distribution network and design and marketing capabilities will allow us to acquire additional brands and expand our accessories product offerings, primarily distributed in the U.S., positioning us for further penetration of our product offerings internationally.

Domestic Wholesale Net Sales.   Our First Quarter wholesale shipments in the U.S., for both watches and accessories, were negatively impacted by a shift in the receipt plans of some of our major customers.  The end result of this shift is that certain customer orders that would have typically fallen into our First Quarter are now being moved into the second quarter of 2007.  We do not expect this shift will benefit any future quarters in 2007.  First Quarter net sales of our domestic watch business decreased by 4.4%, or 1.3% excluding discontinued product sales from both the First Quarter and the Prior Year Quarter.  Our proprietary watch brands, which include FOSSIL, RELIC, MICHELE and ZODIAC, decreased approximately 6.5%, or 0.7% excluding discontinued product sales from both the First Quarter and the Prior Year Quarter.  Excluding discontinued product sales, FOSSIL brand watch sales increased 0.8% when compared to the Prior Year Quarter.  Sales of licensed watches in our domestic wholesale segment increased 17.0% during the First Quarter as a result of sales volume growth in BURBERRY, MARC BY MARC JACOBS and MICHAEL KORS brands.  Our sell-through rates at the department stores remain solid in our watch businesses, reflecting the strength of the current line for FOSSIL as well as our licensed brand businesses. Mass market watch sales declined by 18.7% during the First Quarter primarily due to the receipt plan shift discussed above.  We expect to recover this shortfall during the second quarter and expect our mass market watch business to show solid increases over the full year.  First Quarter net sales from our accessories business rose 4.0% compared to the Prior Year Quarter with particular strength in RELIC handbags, small leather goods and sunglasses.  FOSSIL accessory wholesale shipments declined approximately 7.9% in the quarter due primarily to the shift in department store orders and the impact of the additional week in the Prior Year Quarter.

Direct To Consumer Net Sales. (Excluding the impact on net sales growth attributable to foreign currency rate changes as noted in the above table).  Direct to consumer net sales increased 21.2%, compared to the Prior Year Quarter, as a result of a 24.9% increase in the average number of stores open during the First Quarter and, on a comparable thirteen week period for the Prior Year Quarter, comparable store sales increases of approximately 12.3%.  E-commerce net sales increased by 7.3% to $4 million during the First Quarter compared to $3.7 million in the Prior Year Quarter.  We ended the First Quarter with 199 stores, including 122 full price stores, 42 of which were located outside the U.S., and 77 outlet locations, including four located outside the U.S.  This compares to 177 stores at the end of the Prior Year Quarter that included 103 full-price stores, 37 located outside the U.S. and 74 outlet locations, including one located outside the U.S.  During the First Quarter we opened five new stores and closed four.

Gross Profit.  Gross profit of $156.1 million, or 51.2% of nets sales, represents an increase of 17.4% over the Prior Year Quarter amount of $133.0 million, or 50.3% of net sales.  The gross profit margin increase includes a 50 basis point improvement due to favorable currency rates.  Additionally, a shift in sales mix toward our higher gross profit margin international and company-owned retail store sales further benefited our reported gross profit margin for the First Quarter.  These increases were partially offset by increased RELIC accessory sales and increased export sales from our U.S. operations, both of which carry lower gross profit margins than our historical consolidated gross profit margin. We have recently experienced some pressure on our gross profit margins as a result of certain new styles added to our global watch assortment that are generating slightly lower gross profit margins than our historical average for this category. However, we have an initiative in place that we believe will result in recapturing this margin as well as further increasing our gross profit margins across all of our various product lines.  We expect the results of this initiative will lead to further improvement in our overall gross profit margin beginning in the second half of fiscal 2007.

Operating Expenses.  Operating expenses, as a percentage of net sales, decreased to 40.5% in the First Quarter compared to 43.9% in the Prior Year Quarter.  Total First Quarter operating expenses increased by approximately $7.6 million over the Prior Year Quarter and include approximately $5.6 million of expenses related to legal and accounting costs incurred in connection with the review of our equity granting practices by a Special Committee of the Board of Directors and an additional $2.8 million as a result of a weaker U.S. dollar.  The Prior Year Quarter operating expenses included approximately $5 million related to the impact of the extra week during the quarter and an approximate $4.3 million related to the Basel Watch Fair event, which will occur in our second quarter of fiscal year 2007.  Excluding the impact of these four items, operating expenses increased by approximately 8.2% and were primarily related to increased payroll and rent expenses. Payroll expense increases were principally related to retail store growth worldwide and the impact of our initiative to expand our international shop-in-shop program.  Increases in rent expense are primarily related to the increase in the number of company-owned retail locations opened since the end of the Prior Year Quarter.

The following table sets forth operating expenses on a segment basis and the relative percentage of operating expenses to net sales for each segment of our business for the periods indicated (in millions, except percentage data):

	Amounts		% of Net Sales
Segment	For the 13 Weeks Ended April 7, 2007	For the 14 Weeks Ended April 8, 2006	For the 13 Weeks Ended April 7, 2007	For the 14 Weeks Ended April 8, 2006

Europe wholesale	$34.5	$30.9	34.2%	38.0%
Other international wholesale	14.6	12.5	29.0	33.5
Domestic wholesale (1)	49.1	50.7	46.0	47.6
Direct to consumer	25.4	21.9	53.8	56.2
Total	$123.6	$116.0	40.5%	43.9%

(1)  Certain corporate costs not allocated to individual operating segments for management reporting purposes and intercompany eliminations for specific income statement items are reflected in the domestic wholesale segment.  Additionally, for the First Quarter, the domestic wholesale segment includes approximately $5.6 million related to legal and accounting costs incurred in connection with the review of our equity granting practices by a Special Committee of the Board of Directors.

Operating Income.  During the First Quarter the increase in gross profit margin and leveraging of operating expenses resulted in operating profit margin increasing to 10.7% of net sales compared to 6.4% of net sales in the Prior Year Quarter.  First Quarter operating income included a favorable impact of approximately $3.6 million related to the translation of foreign sales and expenses into U.S. dollars.

Interest Expense.  Interest expense declined by $375,000 to $221,000 for the First Quarter compared to $596,000 for the Prior Year Quarter.  This decrease is related to the repayment of borrowings under our revolving lines of credit from our operating cash flows since the end of the Prior Year Quarter.  The previous borrowings under our revolving lines of credit were principally used to fund common stock repurchases during the fourth quarter of fiscal year 2005 and the first quarter of fiscal year 2006 and capital expenditures made since the end of the Prior Year Quarter.

Other Income (Expense) - net.  First Quarter other income (expense) increased favorable by approximately $2.4 million in comparison to the Prior Year Quarter.  The favorable increase is related to a $762,000 increase in interest income as a result of higher average invested cash balances during the First Quarter in comparison to the Prior Year Quarter, a $739,000 increase in currency gains over the Prior Year Quarter and gains of approximately $600,000 associated with the release of previously accrued tax penalties unrelated to income taxes.

Provision For Income Taxes.  Our effective income tax rate for the First Quarter decreased to 26.0% compared to 37.3% in the Prior Year Quarter.  The lower effective rate for the First Quarter is the result of the release of $3.9 million in certain income tax contingency reserves related to our federal income tax return for 2003 that were effectively settled during the First Quarter when the Internal Revenue Service completed its examination phase of its audit of our 2003 and 2004 federal income tax returns.

Liquidity and Capital Resources

Our general business operations historically have not required substantial cash needs during the first several months of our fiscal year. Generally, starting in the second quarter, our cash needs begin to increase, typically reaching their peak in the September-November time frame. Our cash and cash equivalents at the end of the First Quarter amounted to $141.5 million in comparison to $61.2 million at the end of the Prior Year Quarter and $133.3 million at the end of fiscal year 2006. The $8.2 million increase in cash and cash equivalents since the end of fiscal year 2006 is primarily the result of net cash from operating and financing activities of $7.0 million and $2.8 million, respectively, partially offset by cash used in investing activities of $4.8 million.  The effect of exchange rate changes had a $3.3 million favorable impact on cash balances. Net cash from operating activities was primarily related to net income of $25.0 million and favorable non-cash activities of $6.6 million partially offset by $24.6 million in unfavorable changes in operating assets and liabilities. Cash from financing activities was principally comprised of proceeds from exercise of stock options of $4.1 million partially offset by distribution of minority interest earnings of $2.0 million. Cash used in investing activities consisted mainly of $4.0 million of capital additions.

Accounts receivable increased to $151.9 million at the end of the First Quarter compared to $122.8 million at the end of the Prior Year Quarter.  Day’s sales outstanding increased to 45 days for the First Quarter compared to 42 days in the Prior Year Quarter.  The increase in day’s sales outstanding is a result of a greater mix of international net sales versus domestic net sales, as a percentage of our total net sales.  International sales generally have longer collection cycles in comparison to sales from our U.S. wholesale business.  Inventory at quarter-end was $235.6 million, a decrease of 7.2% compared to Prior Year Quarter inventory of $254.0 million.  We continued to make progress in our efforts to reduce our inventory balances in comparison to the Prior Year Quarter, even though we experienced a 15.4% net sales increase during the First Quarter.  We expect that our inventory balances will remain below the prior year levels throughout the remainder of fiscal year 2007.

At the end of the First Quarter, we had working capital of $412.7 million compared to working capital of $303.6 million at the end of the Prior Year Quarter and approximately $11.2 million of outstanding short-term borrowings, primarily related to our U.K. and Japanese revolving lines of credit.  Borrowings under our U.S. Credit Facility bear interest, at our option, at (i) the lesser of (a) the prime rate (7.75% at the end of the First Quarter) less 1% or 3% or (b) the maximum rate allowed by law or (ii) London Interbank Offer Rate “LIBOR” base rate (4.85% at the end of the First Quarter) plus one-half percent. The U.S. Credit Facility is secured by 65% of the issued and outstanding shares of certain of our subsidiaries pursuant to a Stock Pledge Agreement. The U.S. Credit Facility requires the maintenance of net worth, quarterly income, working capital and certain financial ratios. Available borrowings under our U.S. Credit Facility are reduced by amounts outstanding related to open letters of credit. We intend to use the proceeds available under our U.S. Credit Facility for working capital needs, potential acquisitions and general corporate purposes, which may include additional common stock repurchases. We also maintain a 400 million Yen short-term credit facility in Japan, bearing interest based upon the Euroyen rate (approximately 1.38% at the end of the First Quarter), and a 4 million British Pound credit facility in the U.K., bearing interest at the aggregate of the Margin, LIBOR and Mandatory Lending Agreement “MLA” costs (6.17% on a combined basis at the end of the First Quarter).  Our revolving short-term credit facilities in the United States, Japan and the U.K. renew each year in September, November and May, respectively.  At the end of the First Quarter, we had combined available borrowings of approximately $76.2 million relating to these facilities.

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q and incorporated by reference that are not historical facts, including, but not limited to, statements regarding our expected financial position, results of operations, business and financing plans found in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk,” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. The words “may,” “believes,” “expects,” “plans,” “intends,” “estimates,” “anticipates” and similar expressions identify forward-looking statements. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: the effect of worldwide economic conditions; significant changes in consumer spending patterns or preferences; acts of war or acts of terrorism; changes in foreign currency valuations in relation to the U.S. dollar, principally the Euro, British Pound and Swiss Franc; lowered levels of consumer spending resulting from a general economic downturn or generally reduced shopping activity caused by public safety or consumer confidence concerns; the performance of our products within the prevailing retail environment; customer acceptance of both new designs and newly-introduced product lines; financial difficulties encountered by customers; the effects of vigorous competition in the markets in which we operate; the integration of the organizations and operations of any acquired businesses into our existing organization and operations; the termination or non-renewal of material licenses, foreign operations and manufacturing; changes in the costs of materials, labor and advertising; government regulation; our ability to secure and protect trademarks and other intellectual property rights; the potential impact of the Special Committee’s findings and recommendations with respect to the Company’s equity granting practices and the restatement of our consolidated financial statements; the outcome of the proceedings with NASDAQ; and the outcome of current and possible future litigation.

In addition to the factors listed above, our actual results may differ materially due to the other risks and uncertainties discussed in this Quarterly Report and the risks and uncertainties set forth in our Annual Report on Form 10-K for the year ended January 6, 2007. Accordingly, readers of this Quarterly Report should consider these facts in evaluating the information and are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a multinational enterprise, we are exposed to changes in foreign currency exchange rates. Our most significant foreign currency risks relate to the Euro, British Pound and, to a lesser extent the Swiss Franc, as compared to the U.S. dollar. Due to our vertical nature whereby a significant portion of goods are sourced from our owned facilities, the foreign currency risks relate primarily to the necessary current settlement of intercompany inventory transactions. We employ a variety of practices to manage this market risk, including our operating and financing activities and, where deemed appropriate, the use of foreign currency forward contracts. The use of these instruments allows us to offset exposure to rate fluctuations because the gains or losses incurred on the derivative instruments will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. We use derivative instruments only for risk management purposes and do not use them for speculation or for trading. There were no significant changes in how we managed foreign currency transactional exposure in the First Quarter and we do not anticipate any significant changes in such exposures or in the strategies we employ to manage such exposure in the near future.

At the end of the First Quarter, we had outstanding foreign exchange contracts to sell 49.6 million Euro for approximately $64.9 million, expiring through December 2007, approximately 1.5 million British Pounds for approximately $3 million, expiring through June 2007 and approximately 92.5 million Yen for approximately $800,000, expiring through April 2007. If we were to settle our Euro, British Pound and Yen based contracts at the reporting date, the net result would be a net loss of approximately $1.7 million, net of taxes. Exclusive of these outstanding foreign exchange contracts or other operating or financing activities that may be employed by us, a measurement of the unfavorable impact of a 10 percent change in the Euro, British Pound and Swiss Franc as compared to the U.S. dollar on our operating profits and stockholders’ equity is presented in the following paragraph.

At the end of the First Quarter, a 10 percent unfavorable change in the U.S. dollar strengthening against the Euro, British Pound, and Swiss Franc involving balance sheet transactional exposures would have reduced net pre-tax income by $4.7 million. The translation of the balance sheets of our European, United Kingdom and Switzerland-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. At the end of the First Quarter, a 10 percent unfavorable change in the exchange rate of the U.S. dollar strengthening against the Euro, British Pound and Swiss Franc would have reduced consolidated stockholders’ equity by approximately $15.0 million. In our view, the risks associated with exchange rate changes in other currencies we have exposure to are not material, and these hypothetical losses resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position, results of operations or cash flows.

Item 4.  Controls and Procedures

Background of Restatement

Following an internal investigation into our equity granting practices during the period from 1993 through 2006, we and our Audit Committee concluded that our consolidated financial statements for the thirteen and thirty-nine week periods ended October 1, 2005, and our fiscal years ended December 31, 2005, January 1, 2005, January 3, 2004 and January 4, 2003 should be restated to record additional stock-based compensation expense and the related tax effects resulting from equity grants awarded from 1993 through 2005 that were incorrectly accounted for under generally accepted accounting principles.  The decision was based on the determination that the actual measurement dates for determining the accounting treatment of certain equity grants differed from the measurement dates we used in preparing our consolidated financial statements.

Evaluation of Disclosure Controls and Procedures

We have established and maintained disclosure controls and procedures that are designed to ensure that material information relating to the Company required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that, because of the material weakness in our internal controls over financial reporting relating to our equity award plan administration and accounting for and disclosure of equity grants, our disclosure controls and procedures were not effective as of April 7, 2007.

The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or a combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Specifically, we did not design and implement controls necessary to provide reasonable assurance that the grant dates we used for equity awards was in conformity with the measurement date as defined in APB No. 25.  As a result, the measurement date used for certain equity grants was not appropriate and such grants were not accounted for in conformity with generally accepted accounting principles in the United States of America.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended April 7, 2007 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

As previously discussed in our 2006 Form 10-K, filed on August 2, 2007, we adopted certain actions subsequent to April 7, 2007 concerning corporate governance to enhance the process for granting equity-based compensation awards in the future, and we have implemented and are in the process of implementing, remedial actions to address the material weakness described above. These actions include:

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

We are continuing to implement the recommendations of the Audit Committee and intend to take additional actions at a later date.

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

As a result of the review of our historical equity granting practices, we were delinquent in filing certain of our periodic reports with the SEC, and consequently we were not in compliance with NASDAQ’s Marketplace Rules.  As a result, we received a total of three delisting notices from the NASDAQ, and we underwent a review and hearing process with the NASDAQ to determine our listing status. NASDAQ ultimately permitted our securities to remain listed on the NASDAQ as a result of a stay from the NASDAQ Listing and Hearing Review Counsel.

With the filing of this quarterly report on Form 10-Q and other delinquent filings, we believe that we will remedy our non-compliance with Marketplace Rule 4310(c)(14), subject to NASDAQ’s affirmative completion of it’s compliance protocols and its notification of the Company accordingly.  However, if the SEC disagrees with the manner in which we have accounted for and reported, or not reported, the financial impact of past equity grants, there could be further delays in filing subsequent SEC reports that might result in delisting of our common stock from the NASDAQ Global Select Market.

There are no other legal proceedings to which we are a party or to which our properties are subject, other than routine litigation incident to our business, which is not material to our consolidated financial condition, cash flows or results of operations.

Item 1A.  Risk Factors

During the First Quarter, there were no material changes to the Risk Factors disclosed in “Part I, Item 1A” of our 2006 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We had no sales of unregistered securities during the First Quarter.

Purchases of Equity Securities

During the First Quarter there were no purchases made by or on behalf of us or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock.

Item 5. Other Information

From May 2, 2007 to June 22, 2007, we issued 22,540 shares of our common stock upon the exercise of stock options granted to our employees for an aggregate of $444,340.  These shares were issued in reliance upon the exemptions from registration provided pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 6.  Exhibits

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