Form 10-Q
period 2007-07-07
FOSSIL INC
filed 2007-08-16
CIK 883569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 7, 2007

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

Yes ☐  No ☒

The number of shares of registrant’s common stock outstanding as of August 13, 2007: 68,140,234

PART I - FINANCIAL INFORMATION

Item 1.                       Financial Statements

FOSSIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

AMOUNTS IN THOUSANDS

	July 7, 2007	January 6, 2007

ASSETS
Current assets:
Cash and cash equivalents	$169,691	$133,304
Securities available for sale	8,214	6,894
Accounts receivable – net of allowances of $35,796 and $38,258, respectively	151,314	155,236
Inventories – net	237,843	228,225
Deferred income tax assets	19,337	20,406
Prepaid expenses and other current assets	50,149	36,923
Total current assets	636,548	580,988

Investments	12,003	10,855
Property, plant and equipment – net of accumulated depreciation of $120,857 and $109,183, respectively	172,232	171,499
Goodwill	45,173	43,038
Intangible and other assets – net of accumulated amortization of $4,690 and $3,990, respectively	49,356	46,217
Total assets	$915,312	$852,597
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$9,548	$11,338
Accounts payable	58,200	53,306
Accrued expenses:
Accrued accounts payable	21,658	23,562
Compensation	34,758	28,896
Coop advertising	9,918	11,554
Other	43,710	41,653
Income taxes payable	26,844	53,071
Total current liabilities	204,636	223,380

Long-term income taxes payable	32,265	—
Deferred income tax liabilities	16,494	15,021
Other long-term liabilities	7,552	7,893
Total long-term liabilities	56,311	22,914

Minority interest in subsidiaries	4,449	4,102
Stockholders’ equity:
Common stock, 68,244 and 67,794 shares issued, respectively	682	678
Additional paid-in capital	62,237	53,459
Retained earnings	562,936	529,376
Accumulated other comprehensive income	26,408	20,025
Treasury stock at cost, 120 and 69 shares, respectively	(2,347)	(1,337)
Total stockholders’ equity	649,916	602,201
Total liabilities and stockholders’ equity	$915,312	$852,597

See notes to condensed consolidated financial statements.

FOSSIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

UNAUDITED

AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA

	For the 13 Weeks Ended	For the 13 Weeks Ended	For the 26 Weeks Ended	For the 27 Weeks Ended
	July 7, 2007	July 8, 2006	July 7, 2007	July 8, 2006

Net sales	$306,464	$259,238	$611,289	$523,463
Cost of sales	155,934	132,204	304,640	263,416
Gross profit	150,530	127,034	306,649	260,047

Operating expenses:
Selling and distribution	88,089	79,675	174,456	164,655
General and administrative	39,325	31,163	76,523	62,205
Total operating expenses	127,414	110,838	250,979	226,860

Operating income	23,116	16,196	55,670	33,187
Interest expense	219	951	439	1,547
Other income (expense) – net	342	365	1,837	(538)
Income before income taxes	23,239	15,610	57,068	31,102
Provision for income taxes	8,567	4,372	17,364	10,148
Net income	$14,672	$11,238	$39,704	$20,954

Other comprehensive income, net of taxes:
Currency translation adjustment	3,183	9,035	7,706	11,171
Unrealized loss on securities available for sale	(447)	(371)	(63)	(361)
Forward contracts hedging intercompany foreign currency payments – change in fair values	55	(1,369)	(1,259)	(2,152)
Total comprehensive income	$17,463	$18,533	$46,088	$29,612

Earnings per share:
Basic	$0.22	$0.17	$0.59	$0.31
Diluted	$0.21	$0.16	$0.57	$0.31
Weighted average common shares outstanding:
Basic	67,814	66,884	67,695	67,122
Diluted	69,742	68,299	69,556	68,700

See notes to condensed consolidated financial statements.

FOSSIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

AMOUNTS IN THOUSANDS

	For the 26 Weeks Ended	For the 27 Weeks Ended
	July 7, 2007	July 8, 2006
Operating activities:
Net income	$39,704	$20,954
Noncash items affecting net income:
Minority interest in subsidiaries	2,413	1,982
Equity in earnings of joint venture	(719)	(688)
Depreciation and amortization	15,709	15,720
Stock-based compensation	2,184	1,821
Excess tax benefits from stock-based compensation	(1,266)	(540)
Loss on disposal of assets	207	189
Decrease in allowance for doubtful accounts	(622)	(513)
Increase in allowance for returns - net of related inventory	(977)	(990)
Deferred income taxes	1,362	(697)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	7,007	15,396
Inventories	(11,103)	(21,737)
Prepaid expenses and other current assets	(13,227)	(4,513)
Accounts payable	1,161	(8,595)
Accrued expenses	3,453	792
Income taxes payable	2,497	2,549
Net cash from operating activities	47,783	21,130
Investing activities:
Business acquisitions, net of cash acquired	(1,326)	(7,227)
Additions to property, plant and equipment	(11,597)	(25,165)
Purchase of securities available for sale	(1,339)	(409)
Increase in intangible and other assets	(3,756)	(680)
Net cash used in investing activities	(18,018)	(33,481)
Financing activities:
Proceeds from exercise of stock options	5,194	2,210
Acquisition and retirement of common stock	(287)	(25,930)
Excess tax benefits from stock-based compensation	1,266	540
Distribution of minority interest earnings	(2,065)	(186)
Net (payments on)/borrowings of short-term debt	(2,110)	43,260
Net cash from financing activities	1,998	19,894
Effect of exchange rate changes on cash and cash equivalents	4,624	6,473
Net increase in cash and cash equivalents	36,387	14,016
Cash and cash equivalents:
Beginning of period	133,304	57,457
End of period	$169,691	$71,473

See notes to condensed consolidated financial statements.

FOSSIL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1.                                      FINANCIAL STATEMENT POLICIES

Basis of Presentation.  The condensed consolidated financial statements include the accounts of Fossil, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of July 7, 2007, and the results of operations for the thirteen-week periods ended July 7, 2007 (“Second Quarter”) and July 8, 2006, (“Prior Year Quarter”), respectively and the twenty-six week period ended July 7, 2007 (“Year To Date Period”) and the twenty-seven week period ended July 8, 2006 (“Prior Year YTD Period”), respectively. All adjustments are of a normal, recurring nature. The Company noted that fiscal 2007 is a 52-week year as compared to a 53-week year in fiscal 2006. For financial reporting purposes, this extra week was included in the first quarter of fiscal year 2006.

These interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the annual report on Form 10-K filed by the Company pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) for the year ended January 6, 2007. Operating results for the twenty-six week period ended July 7, 2007, are not necessarily indicative of the results to be achieved for the full year.

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

Business. The Company is a global design, marketing and distribution company that specializes in consumer fashion accessories.  Its principal offerings include an extensive line of men’s and women’s fashion watches and jewelry, handbags, small leather goods, belts, sunglasses, and apparel. In the watch and jewelry product category, the Company has a diverse portfolio of globally recognized owned and licensed brand names under which its products are marketed. The Company’s products are distributed globally through various distribution channels including wholesale, export and direct to the consumer at varying price points to service the needs of its customers, whether they are value conscious or luxury oriented. Based on its extensive range of accessory products, brands, distribution channels and price points, the Company is able to target style-conscious consumers across a wide age spectrum on a global basis.

Foreign Currency Hedging Instruments. The Company’s foreign subsidiaries periodically enter into forward contracts principally to hedge the future payment of intercompany inventory transactions with the U.S. company. At July 7, 2007, the Company’s foreign subsidiaries had forward contracts to sell (i) 64.9 million Euro for approximately $86.5 million, expiring through December 2008 and (ii) approximately 6.0 million British Pounds for $12.0 million, expiring through February 2008. If the Company’s foreign subsidiaries were to settle their Euro and British Pound based contracts at the reporting date, the net result would be a net loss of approximately $1.6 million, net of taxes, as of July 7, 2007. The net decrease in fair value for the Year To Date Period and the Prior Year YTD Period of approximately $1.3 million and $2.2 million, respectively, is included in other comprehensive income. The net decrease for the Year To Date Period consisted of net losses from these hedges of $1.4 million and approximately $200,000 of net losses reclassified into earnings.

Earnings Per Share. The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS:

	For the 13 Weeks Ended July 7, 2007	For the 13 Weeks Ended July 8, 2006	For the 26 Weeks Ended July 7, 2007	For the 27 Weeks Ended July 8, 2006
	IN THOUSANDS, EXCEPT PER SHARE DATA
Numerator:
Net income	$14,672	$11,238	$39,704	$20,954
Denominator:
Basic EPS computation:
Weighted average common shares outstanding	67,814	66,884	67,695	67,122

Basic EPS	$0.22	$0.17	$0.59	$0.31

Diluted EPS computation:
Denominator:
Basic weighted average common shares outstanding	67,814	66,884	67,695	67,122
Dilutive effect of stock-based compensation	1,928	1,415	1,861	1,578
	69,742	68,299	69,556	68,700

Diluted EPS	$0.21	$0.16	$0.57	$0.31

Approximately 78,000, 2.0 million, 134,000 and 1.8 million weighted average shares issuable under stock-based awards were not included in the diluted earnings per share calculation at the end of the Second Quarter, Prior Year Quarter, Year To Date Period and Prior Year YTD Period, respectively, because they were antidilutive. These common share equivalents may be dilutive in future earnings per share calculations.

Goodwill. The changes in the carrying amount of goodwill, which is not subject to amortization, are as follows:

IN THOUSANDS	Domestic Wholesale	Europe Wholesale	Other International Wholesale	Direct to Consumer	Total
Balance at January 6, 2007	$21,799	$17,518	3,721	$—	$43,038
Acquisitions	—	—	1,326	—	1,326
Currency	—	560	249	—	809
Balance at July 7, 2007	$21,799	$18,078	5,296	$—	$45,173

New Accounting Standards. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). This Standard provides guidance for using fair value to measure assets and liabilities. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS 157 is effective beginning in the Company’s fiscal year 2008. The Company is currently evaluating the effect of adopting SFAS 157, but does not expect it to have a material impact on its consolidated results of operations or financial condition.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”). The fair value option permits entities to choose to measure eligible financial instruments at fair value at specified election dates. The entity will report unrealized gains and losses on the items on which it has elected the fair value option in earnings. SFAS 159 is effective beginning in the Company’s fiscal year 2008. The Company is currently evaluating the effect of adopting SFAS 159, but does not expect it to have a material impact on its consolidated results of operations or financial condition.

There are no other recently issued accounting standards effective after July 7, 2007, that are expected to materially impact the Company.

2.                                      INVENTORIES

Inventories - net consist of the following:

Fiscal Year	July 7, 2007	January 6, 2007
	IN THOUSANDS
Components and parts	$9,983	$9,786
Work-in-process	2,385	1,691
Finished goods	237,842	228,822
	250,210	240,299
Inventory reserve for obsolescence	(12,367)	(12,074)
Inventories - net	$237,843	$228,225

3.                                      INCOME TAXES

The provision for income taxes reflects the Company’s estimate of the effective tax rate expected to be applicable for the full fiscal year, adjusted for any discrete events, which are reported in the period that they occur.  This estimate is re-evaluated each quarter based upon the Company’s estimated tax expense for the full fiscal year.  The Company’s income tax expense for the Second Quarter and Prior Year Quarter was $8.6 million and $4.4 million, respectively, resulting in an effective income tax rate of 36.9% and 28.0%, respectively.  The lower effective rate for the Prior Year Quarter is the result of a release of certain income tax contingency reserves and the interest expense thereon.  Income tax expense was $17.4 million for the Year To Date Period, with an effective rate of 30.4%.  For the comparable Prior Year YTD Period, income tax expense was $10.1 million, resulting in an effective rate of 32.6%.  The lower effective tax rate for the Year to Date period is the result of the release of certain income tax contingency reserves related to our federal income tax return for 2003 that were effectively settled during the First Quarter when the Internal Revenue Service (“IRS”) completed the examination phase of its audit of our 2003 and 2004 federal income tax returns.

Effective January 7, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an Interpretation of FASB Statement No. 109 (“FIN 48”). Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.  This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The cumulative effects of applying this interpretation have been recorded as a decrease of $6.1 million to retained earnings, an increase of $1.3 million to net deferred income tax liabilities, and an increase of $4.8 million in the liability for uncertain tax benefits as of January 7, 2007.

The Company has classified uncertain tax positions as long-term income taxes payable unless such amounts are expected to be paid in twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and underpayments in income tax expense and income taxes payable. The total amount of accrued income tax-related interest and penalties included in the condensed consolidated balance sheet at adoption was $9.4 million (net).  For the six months ended July 7, 2007, the Company accrued interest expense of $1.1 million.

As of April 7, 2007 and January 7, 2007, the total amount of unrecognized tax benefits, excluding interest and penalties, was $44.3 million and $46.6 million, respectively, of which $29.7 million and $32.0 million would favorably impact the effective tax rate in future periods, if recognized.  As of January 7, 2007, the Company was subject to an IRS examination for the 2003 and 2004 tax years. The Company is also subject to examinations in various state and foreign jurisdictions for the 2001-2006 tax years, none of which are individually significant. During the first quarter, the examination phase of the IRS audit for tax years 2003 and 2004 was completed.  The IRS has proposed certain adjustments and the Company has filed a protest at this time.  This protest is under review by the IRS Office of Appeals and it is possible that it may be resolved within the next 12 months.  As of April 7, 2007, and January 7, 2007, the Company has recorded $14.2 million and $18.0 million, respectively of unrecognized tax benefits, excluding interest and penalties for positions that could be settled within the next twelve months. At this time, an estimate of the range of the reasonably possible outcomes cannot be made. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

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

Long-Term Incentive Plan.  Designated employees of the Company, including officers, are eligible to receive a) stock options, b) stock appreciation rights, c) restricted or non-restricted stock awards, d) restricted stock units, e) cash awards or f) any combination of the foregoing.  As of July 7, 2007, approximately 15,000 shares issued to employees in prior years were forfeited and are held in the Company treasury to be issued as future awards are granted.  The current stock options, stock appreciation rights, restricted stock and restricted stock units outstanding include an original vesting term ranging from three to five years.  All stock options, stock appreciation rights, restricted stock and restricted stock units are accounted for at fair value at the date of grant.  All stock appreciation rights and restricted stock units are settled in shares of Company stock.

Restricted Stock Plan.  Shares awarded under the 2002 Restricted Stock Plan have been funded with shares contributed to the Company from a significant stockholder. As of July 7, 2007, approximately 105,000 shares issued to employees in prior years were forfeited and are held in the Company treasury to be issued as future awards are granted.  The current restricted shares outstanding include an original vesting term ranging from one to nine years. These shares are accounted for at fair value at the date of grant.

Non-employee Director Stock Option Plan.  During the first year individuals are elected as non-employee directors of the Company, they receive a grant of 5,000 non-qualified stock options. In addition, on the first day of each subsequent calendar year, each non-employee director automatically receives a grant of an additional 4,000 non-qualified stock options as long as the individual is serving as a non-employee director. Pursuant to this plan, 50% of the options granted will become exercisable on the first anniversary of the date of grant and in two additional installments of 25% on the second and third anniversaries. All stock options granted under this plan are accounted for at fair value at the date of grant.

The following table summarizes stock option and stock appreciation right activity during the Second Quarter:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
	IN			IN
	THOUSANDS			THOUSANDS
Outstanding at April 7, 2007	4,665	$14.53	5.2	$67,794
Granted	268	31.19
Exercised	(63)	16.75		805
Forfeited or expired	(27)	17.77
Outstanding at July 7, 2007	4,843	15.41	5.3	74,615
Exercisable at July 7, 2007	3,989	13.87	4.7	55,312
Nonvested at July 7, 2007	854	22.60	8.2	19,303
Expected to vest	769	$22.60	8.2	$17,373

The aggregate intrinsic value in the table above is before income taxes and is based on the exercise price for outstanding and exercisable options and rights at July 7, 2007 and based on the fair market value on the exercise date for options and rights that have been exercised during the Second Quarter.

Stock Options and Stock Appreciation Rights Outstanding and Exercisable.  The following table summarizes information with respect to stock options and stock appreciation rights outstanding and exercisable at July 7, 2007 (number of shares in thousands):

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Yrs.)	Number of Shares	Weighted- Average Exercise Price

$3.14 - $6.28	442.1	$4.71	1.4	442.1	$4.71
6.28 - 9.42	1,409.4	8.31	3.2	1,409.4	8.31
9.42 - 12.56	634.7	11.57	5.1	528.7	11.55
12.56 - 15.70	97.8	13.31	5.2	84.8	13.31
15.70 - 18.83	333.4	18.38	7.6	107.8	18.39
18.83 - 21.97	764.4	19.24	6.4	678.6	19.19
21.97 - 25.11	141.4	22.99	8.0	31.7	23.55
25.11 - 28.25	669.2	25.85	7.3	619.1	25.83
$28.25 - $31.39	350.5	30.81	9.3	86.5	29.49
Total	4,842.9	$15.41	5.3	3,988.7	$13.87

The Company has elected to apply the long-form method to determine the hypothetical additional paid-in capital (“APIC”) pool provided by FASB Staff Position FAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.  The Company had determined that a hypothetical pool of excess tax benefits existed in APIC as of January 1, 2006, the date of adoption of SFAS No. 123R, related to historical stock option exercises.  In future periods, excess tax benefits resulting from option and stock appreciation right exercises will be recognized as additions to APIC in the period the benefit is realized.  In the event of a shortfall (that is, the tax benefit realized is less than the amount previously recognized through periodic stock-based compensation expense recognition and related deferred tax accounting), the shortfall would be charged against APIC to the extent of previous excess benefits, if any, including the amounts included in the hypothetical APIC pool, and then to tax expense.

Restricted Stock and Restricted Stock Units. The following table summarizes restricted stock and restricted stock unit activity during the Second Quarter:

	Number of Shares	Weighted- Average Exercise Price
	IN
	THOUSANDS
Nonvested at April 7, 2007	463	$20.24
Granted	57	31.14
Vested	(7)	22.33
Forfeited	(27)	15.96
Nonvested at July 7, 2007	486	21.69
Expected to vest	437	$21.69

The total fair value of shares/units vested during the Second Quarter was $199,000.

5.             SEGMENT AND GEOGRAPHIC INFORMATION

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments are comprised of the United States Wholesale, Europe Wholesale, Other International Wholesale and Direct to Consumer. The United States Wholesale, Europe Wholesale, and Other International Wholesale reportable segments do not include activities related to the Direct to Consumer segment.   The Europe Wholesale segment primarily includes sales to wholesale or distributor customers based in European countries as well as the Middle East and Africa.  The Other International Wholesale segment primarily includes sales to wholesale or distributor customers based in Australia, Canada, China (including the Company’s assembly and procurement operations), Indonesia, Japan, Korea, Malaysia, Mexico, New Zealand, Singapore, South America and Taiwan. The Direct to Consumer segment includes company-owned retail stores and sales generated from e-commerce activities.  Each reportable operating segment provides similar products and services.

The Company evaluates the performance of its operating segments based on net sales and operating income. Net sales for geographic segments are generally based on the location of the customers. Operating income for each segment includes net sales to third parties, related cost of sales and operating expenses directly attributable to the segment.  Operating income for each segment includes the impact of intercompany profits associated with the sale of products by one segment to another.  Costs associated with various corporate expenses and amounts related to intercompany eliminations are not allocated to the various segments but are included in the United States wholesale segment. Intercompany sales of products between segments are referred to as intersegment items. Summary information by operating segment follows:

	For the 13 Weeks Ended July 7, 2007		For the 13 Weeks Ended July 8, 2006
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
	IN THOUSANDS
United States wholesale:
External customers	$96,917	$(14,335)	$96,111	$(5,100)
Intersegment	33,513	—	27,197	—
Direct to consumer	55,284	2,445	46,792	2,335
Europe – wholesale:
External customers	99,685	11,923	77,354	7,506
Intersegment	10,503	—	7,705	—
Other international – wholesale:
External customers	54,578	23,083	38,981	11,455
Intersegment	87,897	—	80,999	—
Intersegment items	(131,913)	—	(115,901)	—
Consolidated	$306,464	$23,116	$259,238	$16,196

	For the 26 Weeks Ended July 7, 2007		For the 27 Weeks Ended July 8, 2006
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
	IN THOUSANDS
United States wholesale:
External customers	$203,552	$(17,706)	$202,630	$(14,240)
Intersegment	66,079	—	55,484	—
Direct to consumer	102,522	2,871	85,774	1,886
Europe – wholesale:
External customers	200,309	29,618	158,629	14,447
Intersegment	15,987	—	15,325	—
Other international – wholesale:
External customers	104,906	40,887	76,430	31,094
Intersegment	175,708	—	161,541	—
Intersegment items	(257,774)	—	(232,350)	—
Consolidated	$611,289	$55,670	$523,463	$33,187

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition and results of operations of Fossil, Inc. and its wholly and majority-owned subsidiaries for the thirteen and twenty-six week periods ended July 7, 2007 (the “Second Quarter” and “Year To Date Period,” respectively), as compared to the thirteen and twenty-seven week periods ended July 8, 2006 (the “Prior Year Quarter” and “Prior Year YTD Period,” respectively). Fiscal 2007 is a 52-week year as compared to a 53-week year for fiscal 2006. This extra week was included in the first quarter of fiscal year 2006.  This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes attached hereto.

General

We are a global design, marketing and distribution company that specializes in consumer fashion accessories.  Our principal offerings include an extensive line of men’s and women’s fashion watches and jewelry and handbags, small leather goods, belts, sunglasses, and apparel. In the watch and jewelry product category, we have a diverse portfolio of globally recognized owned and licensed brand names under which our products are marketed. Our products are distributed globally through various distribution channels including wholesale, export and direct to the consumer at varying price points to service the needs of our customers, whether they are value conscious or luxury oriented. Based on our extensive range of accessory products, brands, distribution channels and price points, we are able to target style-conscious consumers across a wide age spectrum on a global basis.

Domestically, we sell our products through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, owned retail and factory outlet stores, mass market stores, owned and affiliated internet sites and through our FOSSIL catalog.  Our wholesale customer base includes Neiman Marcus, Nordstrom, Macy’s, Dillard’s, JCPenney, Kohl’s, Sears, Wal-Mart and Target.  We also sell our products in the United States through a network of company-owned stores, which included 81 retail stores located in premier retail sites and 72 outlet stores located in major outlet malls as of July 7, 2007.  In addition, we offer an extensive collection of our FOSSIL brand products through our catalog and on our website, www.fossil.com, as well as proprietary and licensed watch and jewelry brands through other managed and affiliated websites.

Internationally, our products are sold to department stores, specialty retail stores and specialty watch and jewelry stores in over 90 countries worldwide through 21 company-owned foreign sales subsidiaries and through a network of approximately 56 independent distributors. Our products are distributed in Africa, Asia, Australia, Europe, Central and South America, Canada, the Caribbean, Mexico, and the Middle East. Our products are offered on airlines, cruise ships and in international company-owned retail stores, which included 45 accessory retail stores and 4 outlet stores in select international markets as of July 7, 2007. Additionally, our products are sold through independently-owned FOSSIL retail stores and kiosks in certain international markets.

Significant Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to product returns, bad debts, inventories, long-lived asset impairment, impairment of goodwill and income taxes. We base these estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no changes to the significant accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K filed for the year ended January 6, 2007.

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

There are no other recently issued accounting standards effective after July 7, 2007, that are expected to materially impact the Company.

Results of Operations

The following table sets forth, for the periods indicated, (i) the percentages of our net sales represented by certain line items from our condensed consolidated statements of income and comprehensive income and (ii) the percentage changes in these line items. Fiscal 2007 is a 52-week year as compared to a 53-week year in fiscal 2006. This extra week was included in our first quarter of fiscal year 2006.  We estimate the extra week increased net sales and operating expenses by approximately $16.0 million and $5.0 million, respectively, during the first quarter of fiscal 2006 and the prior year YTD period.

	Percentage of Net Sales
	For the 13 Weeks Ended July 7, 2007	For the 13 Weeks Ended July 8, 2006	Percentage Change

Net sales	100.0%	100.0%	18.2%
Cost of sales	50.9	51.0	17.9
Gross profit	49.1	49.0	18.5
Selling and distribution expenses	28.7	30.7	10.6
General and administrative expenses	12.8	12.0	26.2
Operating income	7.6	6.3	42.7
Interest expense	(0.1)	(0.4)	(77.0)
Other income - net	0.1	0.1	*
Income before income taxes	7.6	6.0	48.9
Income taxes	2.8	1.7	96.0
Net income	4.8%	4.3%	30.6%

	Percentage of Net Sales
	For the 26 Weeks Ended July 7, 2007	For the 27 Weeks Ended July 8, 2006	Percentage Change

Net sales	100.0%	100.0%	16.8%
Cost of sales	49.8	50.3	15.7
Gross profit	50.2	49.7	17.9
Selling and distribution expenses	28.6	31.5	6.0
General and administrative expenses	12.5	11.9	23.0
Operating income	9.1	6.3	67.7
Interest expense	(0.1)	(0.3)	(71.6)
Other income (expense) - net	0.3	(0.1)	*
Income before income taxes	9.3	5.9	83.5
Income taxes	2.8	1.9	71.1
Net income	6.5%	4.0%	89.5%

* not meaningful

Net Sales.  The following table sets forth certain components of our consolidated net sales and the percentage relationship of the components to consolidated net sales for the periods indicated (in millions, except percentage data):

	Amounts		% of Total
	For the 13 Weeks Ended July 7, 2007	For the 13 Weeks Ended July 8, 2006	For the 13 Weeks Ended July 7, 2007	For the 13 Weeks Ended July 8, 2006
International wholesale:
Europe	$99.7	$77.3	32.5%	29.8%
Other	54.6	39.0	17.8	15.1
Total international wholesale	154.3	116.3	50.3	44.9

United States wholesale:
Watch products	55.5	49.6	18.1	19.1
Other products	41.4	46.5	13.5	17.9
Total United States wholesale	96.9	96.1	31.6	37.0

Direct to consumer	55.3	46.8	18.1	18.1

Total net sales	$306.5	$259.2	100.0%	100.0%

	Amounts		% of Total
	For the 26 Weeks Ended July 7, 2007	For the 27 Weeks Ended July 8, 2006	For the 26 Weeks Ended July 7, 2007	For the 27 Weeks Ended July 8, 2006
International wholesale:
Europe	$200.3	$158.7	32.8%	30.3%
Other	104.9	76.4	17.1	14.6
Total international wholesale	305.2	235.1	49.9	44.9

United States wholesale:
Watch products	102.0	98.2	16.7	18.8
Other products	101.6	104.4	16.6	19.9
Total United States wholesale	203.6	202.6	33.3	38.7

Direct to consumer	102.5	85.8	16.8	16.4

Total net sales	$611.3	$523.5	100.0%	100.0%

The following tables are intended to illustrate by factor the total of the percentage change in sales by segment and on a consolidated basis:

	Analysis of Percentage Change in Sales Versus Prior Year Quarter Attributable to Changes in the Following Factors
	Exchange Rates	Acquisitions	Organic Growth	Total Change
Europe wholesale	8.1%	0.0%	20.8%	28.9%
Other international wholesale	0.5%	1.8%	37.7%	40.0%
United States wholesale	0.0%	0.0%	0.8%	0.8%
Direct to consumer	1.4%	0.0%	16.8%	18.2%
Total	2.8%	0.3%	15.1%	18.2%

	Analysis of Percentage Change in Sales Versus Prior Year YTD Attributable to Changes in the Following Factors
	Exchange Rates	Acquisitions	Organic Growth	Total Change
Europe wholesale	8.6%	0.0%	17.7%	26.3%
Other international wholesale	5.2%	1.6%	30.5%	37.3%
United States wholesale	0.0%	0.0%	0.5%	0.5%
Direct to consumer	1.1%	0.0%	18.4%	19.5%
Total	3.6%	0.2%	13.0%	16.8%

Europe Wholesale Net Sales (excluding the impact of sales growth attributable to foreign currency rate change as noted in the above table).  For the Second Quarter, European wholesale net sales increased as a result of sales volume growth in FOSSIL and licensed watch brands as well as from FOSSIL and EMPORIO ARMANI jewelry businesses.  Each of our major watch and jewelry businesses in Europe reported sales growth and all of our major subsidiaries in Europe achieved double-digit net sales increases during the Second Quarter.  Consumers responded favorably to our new watch and jewelry styles delivered into the market during the end of fiscal 2006 and early fiscal 2007.  Our branding efforts in Europe, including the expansion of our company-owned retail stores, are also benefiting our net sales growth in this segment.  Additionally, Germany, the location of our largest subsidiary in Europe, is experiencing a stronger economy in comparison to last year and reports are that consumer confidence in Germany is at the highest level in 27 years.

Other International Wholesale Net Sales (excluding the impact of sales growth attributable to foreign currency rate changes and acquisitions as noted in the above table). Our other international wholesale segment experienced strong double-digit growth across all of our major owned and licensed watch and jewelry brands during the Second Quarter.  Overall sales increases for the Second Quarter were positively impacted by a 68.7% increase in net sales from our Mexico subsidiary that we acquired in February 2006 and a 34.5% increase in net sales from our Asia Pacific subsidiaries in comparison to the Prior Year Quarter.  Our shop-in-shop concepts in the Asia Pacific region continue to build awareness, resulting in increased sales and market share within the department store environment.  Export sales from the U.S. grew 58.7% as a result of increased shipments to our distributors in South America and increases in our wholesale shipments to the Caribbean.  Although net sales from our Asia Pacific businesses represent only slightly more than 10% of the consolidated Company’s net sales, we believe this region will continue to provide a solid growth platform for our product portfolio.

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

United States Wholesale Net Sales.  Net sales from our U.S. watch business increased 11.9% primarily due to sales volume growth in our mass market and licensed watch businesses.  Our mass market business posted a 69% increase in sales during the Second Quarter reflecting a shift in Wal-Mart’s buying pattern, which moved certain deliveries from first quarter into the Second Quarter this year. Sales of licensed watches rose by 42% driven by sales volume growth from DKNY and EMPORIO ARMANI watches as a result of new and innovative styles performing well at retail.  Additionally, BURBERRY and MICHAEL KORS brand watch sales more than doubled during the Second Quarter.  U.S. sales of FOSSIL watches, excluding discontinued product sales from both the Second Quarter and the Prior Year Quarter, increased by 4.7%.  Second Quarter net sales from our U.S. accessories business declined 11.0% compared to the prior year quarter with sales volume growth from FOSSIL men’s leather goods and RELIC eyewear more than offset by sales volume declines in FOSSIL women’s leather products.  While our women’s handbag, small leather goods and belt businesses experienced sales volume declines, primarily due to our spring/summer styles not meeting consumer preferences in these categories, our men’s business grew 5.9% during the Second Quarter.  We believe we have identified and corrected the fashion miss in our women’s business and are working to have newer assortments into the stores for the holiday season.  Nevertheless, we are not expecting this category to demonstrate growth during the second half of fiscal 2007.  U.S. watch net sales for the Year To Date Period increased by $3.8 million, to $102.0 million, in comparison to $98.2 million in the Prior Year YTD Period, primarily due to sales volume growth from license watches.  U.S. accessory net sales for the Year To Date Period decreased by $2.8 million, to $101.6 million, in comparison to $104.4 million in the Prior Year YTD Period, primarily due to sales volume declines in FOSSIL women’s leather categories.

Direct to Consumer Net Sales (Excluding the impact on sales growth attributable to foreign currency rate changes as noted in the above table).  Net sales from our direct to consumer segment increased 18.2% during the Second Quarter as a result of a 12% increase in the average number of company-owned retail stores opened during the period and comparable store sales increases of 4.9%.  Second Quarter net sales from our e-commerce businesses increased by 23.3% in comparison to the Prior Year Quarter.  For the Year To Date Period, net sales from our direct to consumer segment increased 19.5% as a result of a 25.6% increase in the average number of stores opened and comparable store sales increases of 5.2%.  Net sales from our e-commerce businesses increased by 14.9% during the Year To Date Period.  We ended the Second Quarter with 202 stores, including 126 full price stores, 45 of which were outside the U.S., and 76 outlet locations, including four outside the U.S.  This compares to 181 stores at the end of the Prior Year Quarter that included 109 full-price stores, 36 outside the U.S. and 72 outlet locations, including one outside the U.S.  During the quarter we opened five new stores and closed two.

Gross Profit.  Second Quarter gross profit increased by $23.5 million to $150.5 million, compared to $127.0 million in the Prior Year Quarter.  Gross profit margin increased to 49.1% in the Second Quarter compared to 49.0% in the Prior Year Quarter.  A higher percentage of sales derived from our international wholesale business segments, as experienced during the Second Quarter, would have normally increased our reported gross profit margin. However, we were unable to reflect this positive mix shift in our reported gross profit margin due to weaker gross profit margins related to certain new watch styles sold during the Second Quarter.  In the development of these new watch styles, we experienced slightly higher manufacturing costs that we did not pass on to our customers.  We have implemented certain initiatives to address  this issue and are confident that our consolidated gross profit margin will show improvement, in comparison to the prior year periods and the Second Quarter, during the second half of fiscal year 2007.  Additionally, our Second Quarter gross profit margin reflects an approximate 30 basis point increase in comparison to the Prior Year Quarter as a result of the continued weakening of the U.S. dollar.  We also experienced a benefit in consolidated gross profit margin from increased outlet store margins as a result of reduced sales of deeply discounted watches sold through this channel during the Second Quarter in comparison to the Prior Year Quarter.  These increases in gross profit margin were partially offset by increased markdowns and lower margin off-price liquidation sales related to our U.S. accessory business and a higher sales mix of lower margin mass market sales.  For the Year To Date Period, gross profit margin increased by 50 basis points to 50.2% compared to 49.7% in the Prior Year YTD Period.  This increase was primarily related to factors similar to those experienced during the Second Quarter, and included a 40 basis point increase in gross profit margin related to a weaker U.S. dollar in the Year To Date Period in relation to the Prior Year YTD period.

Operating Expenses.  Second Quarter operating expenses increased $16.6 million to $127.4 million compared to $110.8 million in the Prior Year Quarter, and as a percentage of net sales, decreased to 41.6% in the Second Quarter compared to 42.8% in the Prior Year Quarter.  Second Quarter operating expenses included an unfavorable $1.5 million shift in expenses related to the Basel Watch Fair, which occurred during the first quarter of fiscal year 2006, and $4.4 million in expenses related to our equity granting practices review (the “Grant Review”).  Expenses unrelated to the Basel Watch Fair and the Grant Review increased $10.7 million, or 9.7%, in comparison to the Prior Year Quarter and, as a percent of net sales, decreased to 39.6%.  This $10.7 million increase is primarily related to increased payroll costs and $2.7 million related to the translation impact of international expenses due to the weakening U.S. dollar.  The increase in payroll cost is primarily related to Company-owned retail store growth, increased commissions due to increased net sales and additional payroll cost associated with our expansion of our shop-in-shop program internationally.  For the Year To Date Period, operating expenses increased $24.1 million and included $10.0 million of expenses relating to the Review and $6.5 million related to the translation impact of international expenses due to the weakening U.S. dollar. As a percentage of net sales, operating expenses for the Year To Date Period decreased to 41.1% compared to 43.3% in the Prior Year YTD Period.

The following table sets forth operating expenses on a segment basis and the relative percentage of operating expenses to net sales for each segment for the periods indicated (in millions, except for percentage data):

	Amounts		% of Net Sales
Segment	For the 13 Weeks Ended July 7, 2007	For the 13 Weeks Ended July 8, 2006	For the 13 Weeks Ended July 7, 2007	For the 13 Weeks Ended July 8, 2006

Europe wholesale	$35.9	$32.1	36.0%	41.5%
Other international wholesale	15.0	13.7	27.5	35.1
United States wholesale (1)	48.8	43.1	50.4	44.8
Direct to consumer	27.7	21.9	50.1	46.8
Total	$127.4	$110.8	41.6%	42.7%

	Amounts		% of Net Sales
Segment	For the 26 Weeks Ended July 7, 2007	For the 27 Weeks Ended July 8, 2006	For the 26 Weeks Ended July 7, 2007	For the 27 Weeks Ended July 8, 2006
Europe wholesale	$70.4	$63.0	35.1%	39.7%
Other international wholesale	29.6	26.2	28.2	34.3
United States wholesale (1)	97.9	93.9	48.1	46.3
Direct to consumer	53.1	43.8	51.8	51.0
Total	$251.0	$226.9	41.1%	43.3%

(1)

Certain corporate costs not allocated to individual operating segments for management reporting purposes and intercompany eliminations for specific income statement items are reflected in the United States wholesale segment.  Additionally, for the Second Quarter and Year To Date Period, the United States wholesale segment includes approximately $4.4 million and $10.0 million, respectively, related to legal and accounting costs incurred in connection with the Grant Review by a Special Committee of the Board of Directors.

Operating Income.  The increase in gross profit margin and leverage in operating expenses resulted in operating profit increasing 42.7% and 67.7% during the Second Quarter and the Year To Date Period, respectively, as compared to the respective prior year periods. Our Second Quarter and Year To Date Period operating income included approximately $1.8 million and $5.4 million of net currency gains related to the translation of foreign sales and expenses into U.S. dollars.

Interest Expense.  Interest expense of $219,000 during the Second Quarter decreased from $951,000 during the Prior Year Quarter.  Interest expense of $439,000 during the Year To Date Period decreased from $1.5 million during the comparable Prior Year YTD Period.  These decreases are primarily the result of the reduction of all previously outstanding borrowings under our U.S.-based revolving line of credit at the end of fiscal year 2006.

Other Income (Expense) - Net.  Second Quarter other income - net of $342,000 remained relatively unchanged from the Prior Year Quarter amount of $365,000. Second Quarter other income – net included increased interest income from increased levels of invested cash balances partially offset by foreign currency losses and approximately $590,000 in tax penalties recorded as a result of the Company’s historical equity granting practices review.  For the Year To Date Period, other income (expense) - net increased favorably by approximately $2.4 million, with this increase primarily attributable to the impact of currency gains in the current year versus currency losses in the Prior Year YTD Period and increased interest income as a result of higher levels of invested cash balances in the Year To Date Period as compared to the Prior Year YTD Period.

Provision For Income Taxes.  Income tax expense for the Second Quarter and Prior Year Quarter was $8.6 million and $4.4 million, respectively, resulting in an effective income tax rate of 36.9% and 28.0%, respectively.  The lower effective rate for the Prior Year Quarter is the result of the release of certain income tax contingency reserves and the interest expense thereon.  Income tax expense was $17.4 million for the Year To Date Period, with an effective rate of 30.4%.  For the Prior Year YTD Period, income tax expense was $10.1 million, resulting in an effective rate of 32.6%. The lower effective tax rate for the Year to Date period is the result of the release of certain income tax contingency reserves related to our federal income tax return for 2003 that were effectively settled during the First Quarter when the Internal Revenue Service (“IRS”) completed the examination phase of its audit of our 2003 and 2004 federal income tax returns.  For the second half of fiscal year 2007, we estimate our effective tax rate will approximate 38%.

2007 Net Sales and Earnings Estimates.  We currently estimate third quarter and full year 2007 diluted earnings per share will approximate $0.33 and $1.58, which includes the impact of expenses related to our Grant Review.  Excluding these expenses, we estimate third quarter and full year 2007 diluted earnings per share will approximate $0.37 and $1.72.  We reported 2006 third quarter fully diluted earnings per share of $0.31, which included an effective tax rate of 32%.  Normalizing the tax rate to 37% in the prior year third quarter would have resulted in a reduction in fully diluted earnings per share of $0.02.  We are estimating net sales growth in the low to mid double-digit range for both the third and fourth quarters of fiscal year 2007.  This guidance is based upon the current spot rate of the U.S. dollar compared to other foreign currencies, primarily the Euro and British Pound.

Liquidity and Capital Resources

Our general business operations historically have not required substantial cash needs during the first several months of our fiscal year. Generally, starting in the Second Quarter, our cash needs begin to increase, typically reaching their peak in the September-November time frame. Our cash and cash equivalents as of the end of the Second Quarter amounted to $169.7 million in comparison to $71.5 million at the end of the Prior Year Quarter and $133.3 million at the end of fiscal year 2006. The $36.4 million increase in cash and cash equivalents since the end of fiscal year 2006 is primarily the result of net cash from operating activities and financing activities of $47.8 million and $2.0 million, respectively, partially offset by cash used in investing activities of $18.0 million.  The effect of exchange rate changes had a $4.6 million favorable impact on cash balances. Net cash from operating activities was primarily related to net income of $39.7 million and favorable non-cash activities of $18.3 million partially offset by $10.2 million in unfavorable changes in operating assets and liabilities. Cash from financing activities was principally comprised of proceeds from exercise of stock options and excess tax benefits from stock-based compensation of $6.5 million partially offset by distribution of minority interest earnings and net payments on borrowings of $2.1 million each. Cash used in investing activities consisted mainly of $11.6 million of capital additions and $1.3 million related to a contingent purchase price payment related to the acquisition of our former Mexico Distributor in the first quarter of fiscal year 2006.

Accounts receivable increased to $151.3 million at the end of the Second Quarter compared to $128.5 million at the end of the Prior Year Quarter primarily driven by increased sales in the Second Quarter compared to the Prior Year Quarter.  Day’s sales outstanding remained unchanged at 45 days for the Second Quarter compared to the Prior Year Quarter.   Inventory at quarter-end was $237.8 million, a decrease of 10.1% compared to Prior Year Quarter inventory of $264.6 million.  We continued to make progress in our efforts to reduce our inventory balances in comparison to the Prior Year Quarter, even though we experienced an 18.2% net sales increase during the Second Quarter.  We expect that our inventory balances will remain below the levels in the comparable prior year periods throughout the remainder of fiscal year 2007.

At the end of the Second Quarter, we had working capital of $431.9 million compared to working capital of $314.4 million at the end of the Prior Year Quarter and approximately $9.5 million of outstanding short-term borrowings, primarily related to our U.K. and Japanese revolving lines of credit.  Borrowings under our U.S. credit facility bear interest, at our option, at (i) the lesser of (a) the prime rate (8.25% at the end of the Second Quarter) less 1% or 3% or (b) the maximum rate allowed by law or (ii) London Interbank Offer Rate (“LIBOR”) base rate (5.33% at the end of the Second Quarter) plus one-half percent. The U.S. credit facility is secured by 65% of the issued and outstanding shares of certain of our subsidiaries pursuant to a Stock Pledge Agreement. The U.S. credit facility requires the maintenance of net worth, quarterly income, working capital and certain financial ratios. Available borrowings under our U.S. credit facility are reduced by amounts outstanding related to open letters of credit. We intend to use the proceeds available under our U.S. credit facility for working capital needs, potential acquisitions and general corporate purposes, which may include additional common stock repurchases. We also maintain a 400 million Yen short-term credit facility in Japan, bearing interest based upon the Euroyen rate (approximately 1.60% at the end of the Second Quarter), and a 3 million British Pound credit facility in the U.K., bearing interest at the aggregate of the Margin, LIBOR and Mandatory Lending Agreement (“MLA”) costs (6.63% on a combined basis at the end of the Second Quarter).  Our revolving short-term credit facilities in the United States, Japan and the U.K. renew each year in September, November and May, respectively.  At the end of the Second Quarter, we had combined available borrowings of approximately $73.6 million relating to these facilities.

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q and incorporated by reference that are not historical facts, including, but not limited to, statements regarding our expected financial position, results of operations, business and financing plans found in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk,” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. The words “may,” “believes,” “expects,” “plans,” “intends,” “estimates,” “anticipates” and similar expressions identify forward-looking statements. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: the effect of worldwide economic conditions; significant changes in consumer spending patterns or preferences; acts of war or acts of terrorism; changes in foreign currency valuations in relation to the U.S. dollar, principally the Euro, British Pound and Swiss Franc; lowered levels of consumer spending resulting from a general economic downturn or generally reduced shopping activity caused by public safety or consumer confidence concerns; the performance of our products within the prevailing retail environment; customer acceptance of both new designs and newly-introduced product lines; financial difficulties encountered by customers; the effects of vigorous competition in the markets in which we operate; the integration of the organizations and operations of any acquired businesses into our existing organization and operations; the termination or non-renewal of material licenses, foreign operations and manufacturing; changes in the costs of materials, labor and advertising; government regulation; our ability to secure and protect trademarks and other intellectual property rights; the costs associated with the Company’s voluntary review of historical equity granting practices; the recent restatement of our consolidated financial statements; and the outcome of current and possible future litigation.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a multinational enterprise, we are exposed to changes in foreign currency exchange rates. Our most significant foreign currency risks relate to the Euro, British Pound and, to a lesser extent the Swiss Franc, as compared to the U.S. dollar. Due to our vertical nature whereby a significant portion of goods are sourced from our owned facilities, the foreign currency risks relate primarily to the necessary current settlement of intercompany inventory transactions. We employ a variety of practices to manage this market risk, including our operating and financing activities and, where deemed appropriate, the use of foreign currency forward contracts. The use of these instruments allows us to offset exposure to rate fluctuations because the gains or losses incurred on the derivative instruments will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. We use derivative instruments only for risk management purposes and do not use them for speculation or for trading. There were no significant changes in how we managed foreign currency transactional exposure in the Second Quarter and we do not anticipate any significant changes in such exposures or in the strategies we employ to manage such exposure in the near future.

At the end of the Second Quarter, we had outstanding foreign exchange contracts to sell 64.9 million Euro for approximately $86.5 million, expiring through December 2008 and approximately 6.0 million British Pounds for $12.0 million, expiring through February 2008. If we were to settle our Euro and British Pound based contracts at the reporting date, the net result would be a net loss of approximately $1.6 million, net of taxes. Exclusive of these outstanding foreign exchange contracts or other operating or financing activities that may be employed by us, a measurement of the unfavorable impact of a 10 percent change in the Euro, British Pound and Swiss Franc as compared to the U.S. dollar on our operating profits and stockholders’ equity is presented in the following paragraph.

At the end of the Second Quarter, a 10 percent unfavorable change in the U.S. dollar strengthening against the Euro, British Pound, and Swiss Franc involving balance sheet transactional exposures would have reduced net pre-tax income by $4.1 million. The translation of the balance sheets of our European, United Kingdom and Switzerland-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. At the end of the Second Quarter, a 10 percent unfavorable change in the exchange rate of the U.S. dollar strengthening against the Euro, British Pound and Swiss Franc would have reduced consolidated stockholders’ equity by approximately $15.3 million. In our view, the risks associated with exchange rate changes in other currencies we have exposure to are not material, and these hypothetical losses resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position, results of operations or cash flows.

Item 4.  Controls and Procedures

Background of Equity Granting Practices Review

Following an internal investigation by a special committee of our Board of Directors into our equity granting practices during the period from 1993 through 2006, we and our Audit Committee concluded that our consolidated financial statements for the thirteen and thirty-nine week periods ended October 1, 2005, and our fiscal years ended December 31, 2005, January 1, 2005, January 3, 2004 and January 4, 2003 should be restated to record additional stock-based compensation expense and the related tax effects resulting from equity grants awarded from 1993 through 2005 that were incorrectly accounted for under generally accepted accounting principles.  The decision was based on the determination that the actual measurement dates for determining the accounting treatment of certain equity grants differed from the measurement dates we used in preparing our consolidated financial statements.

We previously reported a material weakness in our internal control over financial reporting in our Form 10-Q for the quarter ended April 7, 2007 and our Annual Report on Form 10-K for the fiscal year ended January 6, 2007 (“2006 Form 10-K”), filed on August 8, 2007, regarding this restatement. Specifically, we did not design and implement controls necessary to provide reasonable assurance that the measurement date for stock option grants was appropriately determined. As a result, the measurement date used for certain option grants was not appropriate and such grants were not accounted for in accordance with accounting principles generally accepted in the United States.

Evaluation of Disclosure Controls and Procedures

We have established and maintained disclosure controls and procedures that are designed to ensure that material information relating to the Company required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that, because of the material weakness in our internal controls over financial reporting relating to our equity award plan administration and accounting for and disclosure of equity grants, our disclosure controls and procedures were not effective as of July 7, 2007.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended July 7, 2007 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

As previously discussed in our 2006 Form 10-K, we are in the process of adopting and testing certain actions concerning corporate governance to enhance the process for granting equity-based compensation awards in the future, and we have implemented and are in the process of implementing, remedial actions to address the material weakness described above. These actions include:

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

•                                          Annual grants will be determined in connection with annual performance reviews of employees, including executives.  Generally, one annual grant date will apply to all annual grants to U.S. employees, and another annual grant date will apply to all annual grants to employees outside of the U.S.

We are continuing to implement the recommendations of the Special Committee of our Board of Directors and intend to take additional actions at a later date.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

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

As a result of the review of our historical equity granting practices, we were delinquent in filing certain of our periodic reports with the SEC, and consequently we were not in compliance with Nasdaq’s Marketplace Rules.  As a result, we received a total of three delisting notices from the Nasdaq, and we underwent a review and hearing process with the Nasdaq to determine our listing status. On August 15, 2007, we received a letter from the Nasdaq Listing and Hearing Review Council (the “Council”) that we have demonstrated compliance with all Nasdaq Marketplace Rules. The pending review of our listing status by the Council has been closed and our securities will continue to be listed on The Nasdaq Global Select Market.

There are no other legal proceedings to which we are a party or to which our properties are subject to, other than routine litigation incident to our business, which is not material to our consolidated financial condition, results of operations or cash flows.

Item 1A.  Risk Factors.

During the Second Quarter, there were no material changes to the Risk Factors disclosed in “Part I, Item 1A” of our 2006 Annual Report on Form 10-K.

Item 6.  Exhibits.

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

FOSSIL, INC.

Date: August 16, 2007	/s/ Mike L. Kovar
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