Form 10-Q
period 2007-10-06
FOSSIL INC
filed 2007-11-15
CIK 883569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 6, 2007

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

Yes ☐  No ☒

The number of shares of registrant’s common stock outstanding as of November 13, 2007: 69,398,430

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

FOSSIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

AMOUNTS IN THOUSANDS

	October 6, 2007	January 6, 2007

ASSETS
Current assets:
Cash and cash equivalents	$184,762	$133,304
Securities available for sale	8,595	6,894
Accounts receivable – net of allowances of $46,406 and $48,070, respectively	203,447	155,236
Inventories – net	266,225	228,225
Deferred income tax assets	21,018	20,406
Prepaid expenses and other current assets	56,405	36,923
Total current assets	740,452	580,988

Investments	12,953	10,855
Property, plant and equipment – net of accumulated depreciation of $127,787 and $109,183, respectively	178,213	171,499
Goodwill	45,395	43,038
Intangible and other assets – net of accumulated amortization of $5,036 and $3,990, respectively	50,465	46,217
Total assets	1,027,478	$852,597
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$11,872	$11,338
Accounts payable	86,680	53,306
Accrued expenses:
Accrued accounts payable	22,065	23,562
Accrued royalties	15,498	14,265
Compensation	40,320	28,896
Coop advertising	11,758	11,554
Other	33,720	27,388
Income taxes payable	27,565	53,071
Total current liabilities	249,478	223,380

Long-term income taxes payable	37,251	—
Deferred income tax liabilities	15,924	15,021
Long-term debt	3,396	—
Other long-term liabilities	8,226	7,893
Total long-term liabilities	64,797	22,914

Minority interest in subsidiaries	4,831	4,102
Stockholders’ equity:
Common stock, 69,487 and 67,794 shares issued, respectively	694	678
Additional paid-in capital	84,293	53,459
Retained earnings	593,389	529,376
Accumulated other comprehensive income	30,454	20,025
Treasury stock at cost, 20 and 69 shares, respectively	(458)	(1,337)
Total stockholders’ equity	708,372	602,201
Total liabilities and stockholders’ equity	1,027,478	$852,597

See notes to condensed consolidated financial statements.

FOSSIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

UNAUDITED

AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA

	For the 13 Weeks Ended	For the 13 Weeks Ended	For the 39 Weeks Ended	For the 40 Weeks Ended
	October 6, 2007	October 7, 2006	October 6, 2007	October 7, 2006

Net sales	$358,582	$299,697	$969,871	$823,160
Cost of sales	171,626	151,591	476,265	415,007
Gross profit	186,956	148,106	493,606	408,153

Operating expenses:
Selling and distribution	98,567	82,341	273,023	246,995
General and administrative	39,935	32,812	116,458	95,018
Total operating expenses	138,502	115,153	389,481	342,013

Operating income	48,454	32,953	104,125	66,140
Interest expense	174	1,009	613	2,556
Other income (expense) – net	1,391	(3)	3,228	(541)
Income before income taxes	49,671	31,941	106,740	63,043
Provision for income taxes	19,218	10,400	36,583	20,547
Net income	30,453	21,541	70,157	42,496

Other comprehensive income, net of taxes:
Currency translation adjustment	6,630	(2,542)	14,336	8,629
Unrealized gain (loss) on securities available for sale	(276)	308	(339)	(53)
Forward contracts hedging intercompany foreign currency payments – change in fair values	(2,309)	1,223	(3,568)	(929)
Total comprehensive income	34,498	20,530	80,586	50,143

Earnings per share:
Basic	0.45	0.32	1.03	0.63
Diluted	0.43	0.31	1.00	0.62
Weighted average common shares outstanding:
Basic	68,143	67,127	67,844	67,116
Diluted	70,302	68,691	70,112	68,537

See notes to condensed consolidated financial statements.

FOSSIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

AMOUNTS IN THOUSANDS

	For the 39 Weeks Ended	For the 40 Weeks Ended
	October 6, 2007	October 7, 2006
Operating activities:
Net income	$70,157	$42,496
Noncash items affecting net income:
Minority interest in subsidiaries	3,469	3,269
Equity in earnings of joint venture	(1,447)	(1,247)
Depreciation and amortization	23,819	23,730
Stock-based compensation	3,558	4,037
Excess tax benefits from stock-based compensation	(9,391)	(1,312)
Loss on disposal of assets	256	28
Increase (decrease) in allowance for doubtful accounts	57	(1,771)
Increase in allowance for returns - net of related inventory	1,066	75
Deferred income taxes	(717)	2,448
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(46,547)	(27,507)
Inventories	(40,788)	(24,910)
Prepaid expenses and other current assets	(19,482)	(858)
Accounts payable	27,117	(1,656)
Accrued expenses	17,414	6,738
Income taxes payable	16,330	6,197
Net cash from operating activities	44,871	29,757
Investing activities:
Business acquisitions, net of cash acquired	(1,326)	(7,227)
Additions to property, plant and equipment	(24,074)	(39,589)
Purchase of securities available for sale	(2,176)	(530)
Sales/maturities of securities available for sale	496	58
Increase in intangible and other assets	(4,847)	(1,855)
Net cash used in investing activities	(31,927)	(49,143)
Financing activities:
Proceeds from exercise of stock options	19,691	4,355
Acquisition and retirement of common stock	(287)	(25,930)
Excess tax benefits from stock-based compensation	9,391	1,312
Distribution of minority interest earnings	(2,107)	(186)
Net (payments on)/borrowings of debt	3,262	45,649
Net cash from financing activities	29,950	25,200
Effect of exchange rate changes on cash and cash equivalents	8,564	5,343
Net increase in cash and cash equivalents	51,458	11,157
Cash and cash equivalents:
Beginning of period	133,304	58,222
End of period	$184,762	69,379

See notes to condensed consolidated financial statements.

FOSSIL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1.             FINANCIAL STATEMENT POLICIES

Basis of Presentation. The condensed consolidated financial statements include the accounts of Fossil, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of October 6, 2007, and the results of operations for the thirteen-week periods ended October 6, 2007 (“Third Quarter”) and October 7, 2006 (“Prior Year Quarter”), the thirty-nine week period ended October 6, 2007 (“Year To Date Period”) and the forty week period ended October 7, 2006 (“Prior Year YTD Period”). All adjustments are of a normal, recurring nature. The Company noted that fiscal 2007 is a 52-week year as compared to a 53-week year in fiscal 2006. For financial reporting purposes, this extra week was included in the first quarter of fiscal year 2006.

These interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the annual report on Form 10-K filed by the Company pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) for the year ended January 6, 2007. Operating results for the thirty-nine week period ended October 6, 2007 are not necessarily indicative of the results to be achieved for the full year.

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

Foreign Currency Hedging Instruments. The Company’s foreign subsidiaries periodically enter into forward contracts principally to hedge the future payment of intercompany inventory transactions in U.S. dollars. At October 6, 2007, the Company’s foreign subsidiaries had forward contracts to sell (i) 53.1 million Euro for approximately $71.2 million, expiring through December 2008 and (ii) approximately 6.2 million British Pounds for $12.3 million, expiring through July 2008. If the Company’s foreign subsidiaries were to settle their Euro and British Pound based contracts at the reporting date, the net result would be a net loss of approximately $3.9 million, net of taxes, as of October 6, 2007. The net decrease in fair value for the Year To Date Period and the Prior Year YTD Period of approximately $3.6 million and $0.9 million, respectively, is included in other comprehensive income. The net decrease for the Year To Date Period consisted of net losses from these hedges of $3.9 million and approximately $0.4 million of net losses reclassified into earnings.

Earnings Per Share. The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share (“EPS”):

	For the 13 Weeks Ended October 6, 2007	For the 13 Weeks Ended October 7, 2006	For the 39 Weeks Ended October 6, 2007	For the 40 Weeks Ended October 7, 2006
	IN THOUSANDS, EXCEPT PER SHARE DATA
Numerator:
Net income	$30,453	$21,541	$70,157	$42,496
Denominator:
Basic EPS computation:
Weighted average common shares outstanding	68,143	67,127	67,844	67,116

Basic EPS	$0.45	$0.32	$1.03	$0.63

Denominator:
Diluted EPS computation:
Basic weighted average common shares outstanding	68,143	67,127	67,844	67,116
Dilutive effect of stock-based compensation	2,159	1,564	2,268	1,421
	70,302	68,691	70,112	68,537

Diluted EPS	$0.43	$0.31	$1.00	$0.62

Approximately 2,000, 900,000, 115,000 and 1.7 million weighted average shares issuable under stock-based awards were not included in the diluted earnings per share calculation at the end of the Third Quarter, Prior Year Quarter, Year To Date Period and Prior Year YTD Period, respectively, because they were antidilutive. These common share equivalents may be dilutive in future EPS calculations.

Goodwill. The changes in the carrying amount of goodwill, which is not subject to amortization, are as follows:

	Domestic Wholesale	Europe Wholesale	Other International Wholesale	Direct to Consumer	Total
	IN THOUSANDS
Balance at January 6, 2007	$21,799	$17,518	$3,721	$—	$43,038
Acquisitions	—		1,326	—	1,326
Currency	—	1,029	2	—	1,031
Balance at October 6, 2007	$21,799	$18,547	$5,049	$—	$45,395

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

There are no other recently issued accounting standards effective after October 6, 2007 that are expected to materially impact the Company.

2.             INVENTORIES

Inventories – net consist of the following:

Fiscal Year	October 6, 2007	January 6, 2007
	IN THOUSANDS
Components and parts	$15,734	$9,786
Work-in-process	3,411	1,691
Finished goods	260,231	228,822
	279,376	240,299
Inventory reserve for obsolescence	(13,151)	(12,074)
Inventories – net	$266,225	$228,225

3.             INCOME TAXES

The provision for income taxes reflects the Company’s estimate of the effective tax rate expected to be applicable for the full fiscal year, adjusted for any discrete events, which are reported in the period that they occur. This estimate is re-evaluated each quarter based upon the Company’s estimated tax expense for the full fiscal year. The Company’s income tax expense for the Third Quarter and Prior Year Quarter was $19.2 million and $10.4 million, respectively, resulting in an effective income tax rate of 38.7% and 32.6%, respectively. The lower effective rate for the Prior Year Quarter is attributable to the impact of foreign operations. Income tax expense was $36.6 million for the Year To Date (“YTD”) Period, with an effective rate of 34.3%. For the comparable Prior Year YTD Period, income tax expense was $20.5 million, resulting in an effective rate of 32.6%. The lower effective tax rate for the Prior Year YTD period is, for the most part, attributable to the impact of foreign operations.

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

As of October 6, 2007 and January 7, 2007, the total amount of unrecognized tax benefits, excluding interest and penalties, was $50.9 million and $51.4 million, respectively, of which $29.7 million and $33.5 million would favorably impact the effective tax rate in future periods, if recognized. As of January 7, 2007, the Company was subject to an Internal Revenue Service (“IRS”) examination for the 2003 and 2004 tax years. The Company is also subject to examinations in various state and foreign jurisdictions for the 2001 through 2006 tax years, none of which are individually significant. During the first quarter, the examination phase of the IRS audit for tax years 2003 and 2004 was completed. The IRS has proposed certain adjustments and the Company has filed a protest at this time. This protest is under review by the IRS Office of Appeals and it is possible that it may be resolved within the next twelve months. As of October 6, 2007, and January 7, 2007, the Company has recorded $15.4 million and $19.3 million, respectively, of unrecognized tax benefits, excluding interest and penalties for positions that could be settled within the next twelve months. At this time, an estimate of the range of the reasonably possible outcomes cannot be made. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

The Company has classified uncertain tax positions as long-term income taxes payable unless such amounts are expected to be paid in twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and underpayments in income tax expense and income taxes payable. The total amount of accrued income tax-related interest and penalties included in the condensed consolidated balance sheet at adoption was $9.4 million (net). For the nine months ended October 6, 2007, the Company accrued interest expense of $2.3 million.

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

Long-Term Incentive Plan.  Designated employees of the Company, including officers, are eligible to receive a) stock options, b) stock appreciation rights, c) restricted or non-restricted stock awards, d) restricted stock units, e) cash awards or f) any combination of the foregoing.  As of October 6, 2007, approximately 20,346 shares issued to employees in prior years were forfeited and are held in the Company treasury to be issued as future awards are granted. The current stock options, stock appreciation rights, restricted stock and restricted stock units outstanding include an original vesting term ranging from three to five years.  All stock options, stock appreciation rights, restricted stock and restricted stock units are accounted for at fair value at the date of grant.  All stock appreciation rights and restricted stock units are settled in shares of Company stock.

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

The following table summarizes stock option and stock appreciation right activity during the Third Quarter:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
	IN			IN
	THOUSANDS			THOUSANDS
Outstanding at July 7, 2007	4,843	$15.41	5.3	$74,615
Granted	15	34.90
Exercised	(1,249)	11.79		30,184
Forfeited or expired	(13)	19.71
Outstanding at October 6, 2007	3,596	17.55	5.7	63,117
Exercisable at October 6, 2007	2,768	15.89	5.0	43,987
Nonvested at October 6, 2007	828	23.10	8.0	19,130
Expected to vest	745	$23.10	8.0	$17,217

The aggregate intrinsic value in the table above is before income taxes and is based on the exercise price for outstanding and exercisable options and rights at October 6, 2007 and based on the fair market value on the exercise date for options and rights that have been exercised during the Third Quarter.

Stock Options and Stock Appreciation Rights Outstanding and Exercisable.  The following table summarizes information with respect to stock options and stock appreciation rights outstanding and exercisable at October 6, 2007 (number of shares in thousands):

	Stock Options and Stock Appreciation Rights Outstanding			Stock Options and Stock Appreciation Rights Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Yrs.)	Number of Shares	Weighted- Average Exercise Price
	IN THOUSANDS			IN THOUSANDS
$3.62 - $7.24	278	6.18	2.5	278	6.18
7.24 - 10.85	594	8.49	3.1	594	8.49
10.85 - 14.47	729	12.00	4.9	623	12.04
14.47 - 18.09	5	15.95	5.4	5	15.80
18.09 - 21.71	527	18.86	7.0	246	19.05
21.71 - 25.33	560	22.33	6.3	448	22.22
25.33 - 28.94	596	25.95	7.1	546	25.94
28.94 - 32.56	292	31.10	9.4	28	29.80
$32.56 - $36.18	15	34.90	8.6	—	—
Total	3,596	$17.55	5.7	2,768	$15.89

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

Restricted Stock and Restricted Stock Units. The following table summarizes restricted stock and restricted stock unit activity during the Third Quarter:

	Number of Shares	Weighted- Average Grant-Date Fair Value
	IN
	THOUSANDS
Nonvested at July 7, 2007	486	$21.69
Granted	3	19.64
Vested	(12)	18.25
Forfeited	(6)	22.59
Nonvested at October 6, 2007	471	21.75
Expected to vest	423	$21.75

The total fair value of restricted stock and restricted stock units vested during the Third Quarter was approximately $430,000.

5.             SEGMENT AND GEOGRAPHIC INFORMATION

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments are comprised of the United States wholesale, Europe wholesale, other international wholesale and direct to consumer. The United States wholesale, Europe wholesale, and other international wholesale reportable segments do not include activities related to the direct to consumer segment.   The Europe wholesale segment primarily includes sales to wholesale or distributor customers based in European countries as well as the Middle East and Africa.  The other international wholesale segment primarily includes sales to wholesale or distributor customers based in Australia, Canada, China (including the Company’s assembly and procurement operations), India, Indonesia, Japan, Korea, Malaysia, Mexico, New Zealand, Singapore, South America, Taiwan and Thailand. The direct to consumer segment includes company-owned retail stores and sales generated from e-commerce activities.  Each reportable operating segment provides similar products and services.

The Company evaluates the performance of its operating segments based on net sales and operating income. Net sales for geographic segments are generally based on the location of the customers. Operating income for each segment includes net sales to third parties, related cost of sales and operating expenses directly attributable to the segment.  Operating income for each segment includes the impact of intercompany profits associated with the sale of products by one segment to another.  Costs associated with various corporate expenses and amounts related to intercompany eliminations are not allocated to the various segments but are included in the United States wholesale segment. Intercompany sales of products between segments are referred to as intersegment items. Summary information by reportable operating segment follows:

	For the 13 Weeks Ended October 6, 2007		For the 13 Weeks Ended October 7, 2006
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
	IN THOUSANDS
United States wholesale:
External customers	$117,399	$(3,416)	$112,076	$734
Intersegment	40,732	—	35,869	—
Direct to consumer	62,045	2,640	52,259	2,748
Europe wholesale:
External customers	120,574	26,009	94,155	12,841
Intersegment	9,657	—	7,773	—
Other international wholesale:
External customers	58,564	23,221	41,207	16,630
Intersegment	108,641	—	94,978	—
Intersegment items	(159,030)	—	(138,620)	—
Consolidated	$358,582	$48,454	$299,697	$32,953

	For the 39 Weeks Ended October 6, 2007		For the 40 Weeks Ended October 7, 2006
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
	IN THOUSANDS
United States wholesale:
External customers	$320,950	$(21,121)	$314,761	$(13,456)
Intersegment	106,811	—	91,353	—
Direct to consumer	164,568	5,511	137,978	4,583
Europe wholesale:
External customers	320,882	55,628	252,784	27,288
Intersegment	25,644	—	23,098	—
Other international wholesale:
External customers	163,471	64,107	117,637	47,725
Intersegment	284,349	—	256,519	—
Intersegment items	(416,804)	—	(370,970)	—
Consolidated	$969,871	$104,125	$823,160	$66,140

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition and results of operations of Fossil, Inc. and its wholly and majority-owned subsidiaries for the thirteen and thirty-nine week periods ended October 6, 2007 (the “Third Quarter” and “Year To Date Period,” respectively), as compared to the thirteen and forty week periods ended October 7, 2006 (the “Prior Year Quarter” and “Prior Year YTD Period,” respectively). Fiscal 2007 is a 52-week year as compared to a 53-week year for fiscal 2006. This extra week was included in the first quarter of fiscal year 2006. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes attached hereto.

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

Domestically, we sell our products through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, owned retail and factory outlet stores, mass market stores, owned and affiliated internet sites and through our FOSSIL® catalog. Our wholesale customer base includes, but is not limited to, Neiman Marcus, Nordstrom, Macy’s, Dillard’s, JCPenney, Kohl’s, Sears, Wal-Mart and Target. We also sell our products in the United States through a network of company-owned stores that included 87 full price stores located in premier retail sites and 74 outlet stores located in major outlet malls as of October 6, 2007. In addition, we offer an extensive collection of our FOSSIL brand products through our catalog and on our website, www.fossil.com, as well as proprietary and licensed watch and jewelry brands through other managed and affiliated websites.

Internationally, our products are sold through 22 company-owned foreign sales subsidiaries and through a network of approximately 56 independent distributors to department stores, specialty retail stores and specialty watch and jewelry stores in over 90 countries worldwide. Our products are distributed in Africa, Asia, Australia, Europe, Central and South America, Canada, the Caribbean, Mexico, and the Middle East. Our products are offered on airlines, cruise ships and in international company-owned retail stores, which included 59 full price stores and 5 outlet stores in select international markets as of October 6, 2007. Additionally, our products are sold through independently-owned FOSSIL retail stores and kiosks in certain international markets.

Significant Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to product returns, bad debts, inventories, long-lived asset impairment, impairment of goodwill and income taxes. We base these estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no changes to the significant accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed for the year ended January 6, 2007 except as it relates to our adoption of FIN 48 on January 7, 2007.

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

There are no other recently issued accounting standards effective after October 6, 2007 that are expected to materially impact us.

Results of Operations

The following table sets forth, for the periods indicated, (i) the percentages of our net sales represented by certain line items from our condensed consolidated statements of income and comprehensive income and (ii) the percentage changes in these line items. Fiscal 2007 is a 52-week year as compared to a 53-week year in fiscal 2006. This extra week was included in our first quarter of fiscal year 2006.  We estimate the extra week increased net sales and operating expenses by approximately $16.0 million and $5.0 million, respectively, during the Prior Year YTD period.

	Percentage of Net Sales
	For the 13 Weeks Ended October 6, 2007	For the 13 Weeks Ended October 7, 2006	Percentage Change from 2006

Net sales	100.0%	100.0%	19.6%
Cost of sales	47.9	50.6	13.2
Gross profit	52.1	49.4	26.2
Selling and distribution expenses	27.5	27.5	19.7
General and administrative expenses	11.1	10.9	21.7
Operating income	13.5	11.0	47.0
Interest expense	—	0.3	*
Other income - net	0.4	—	*
Income before income taxes	13.9	10.7	55.5
Income taxes	5.4	3.5	84.8
Net income	8.5%	7.2%	41.4%

	Percentage of Net Sales
	For the 39 Weeks Ended October 6, 2007	For the 40 Weeks Ended October 7, 2006	Percentage Change from 2006

Net sales	100.0%	100.0%	17.8%
Cost of sales	49.1	50.4	14.8
Gross profit	50.9	49.6	20.9
Selling and distribution expenses	28.2	30.0	10.5
General and administrative expenses	12.0	11.5	22.6
Operating income	10.7	8.1	57.4
Interest expense	0.1	0.3	*
Other income (expense) - net	0.4	(0.1)	*
Income before income taxes	11.0	7.7	69.3
Income taxes	3.8	2.5	78.0
Net income	7.2%	5.2%	65.1%

* not meaningful

Net Sales. The following table sets forth certain components of our consolidated net sales and the percentage relationship of the components to consolidated net sales for the periods indicated (in millions, except percentage data):

	Amounts		% of Total
	For the 13 Weeks Ended October 6, 2007	For the 13 Weeks Ended October 7, 2006	For the 13 Weeks Ended October 6, 2007	For the 13 Weeks Ended October 7, 2006
International wholesale:
Europe	$120.6	$94.2	33.6%	31.4%
Other	58.6	41.2	16.4	13.8
Total international wholesale	179.2	135.4	50.0	45.2

United States wholesale:
Watch products	62.6	63.2	17.4	21.1
Other products	54.8	48.8	15.3	16.3
Total United States wholesale	117.4	112.0	32.7	37.4

Direct to consumer	62.0	52.3	17.3	17.4

Total net sales	$358.6	$299.7	100.0%	100.0%

	Amounts		% of Total
	For the 39 Weeks Ended October 6, 2007	For the 40 Weeks Ended October 7, 2006	For the 39 Weeks Ended October 6, 2007	For the 40 Weeks Ended October 7, 2006
International wholesale:
Europe	$320.9	$252.9	33.1%	30.7%
Other	163.5	117.6	16.8	14.3
Total international wholesale	484.4	370.5	49.9	45.0

United States wholesale:
Watch products	164.6	161.4	17.0	19.6
Other products	156.4	153.2	16.1	18.6
Total United States wholesale	321.0	314.6	33.1	38.2

Direct to consumer	164.5	138.1	17.0	16.8

Total net sales	$969.9	$823.2	100.0%	100.0%

The following tables are intended to illustrate by factor the total of the percentage change in sales by segment and on a consolidated basis:

	Analysis of Percentage Change in Sales Versus Prior Year Quarter Attributable to Changes in the Following Factors
	Exchange Rates	Acquisitions	Organic Growth	Total Change
Europe wholesale	9.6%	0.0%	18.4%	28.0%
Other international wholesale	2.2%	0.0%	40.0%	42.2%
United States wholesale	0.0%	0.0%	4.8%	4.8%
Direct to consumer	1.6%	0.0%	16.9%	18.5%
Total	3.6%	0.0%	16.0%	19.6%

	Analysis of Percentage Change in Sales Versus Prior Year YTD Attributable to Changes in the Following Factors
	Exchange Rates	Acquisitions	Organic Growth	Total Change
Europe wholesale	9.0%	0.0%	17.9%	26.9%
Other international wholesale	1.1%	0.9%	37.0%	39.0%
United States wholesale	0.0%	0.0%	2.0%	2.0%
Direct to consumer	1.3%	0.0%	17.8%	19.1%
Total	3.1%	0.1%	14.6%	17.8%

Europe Wholesale Net Sales (excluding the impact of sales growth attributable to foreign currency rate change as noted in the above table). During the Third Quarter, Europe wholesale net sales increased as a result of sales volume growth in licensed watch brands and FOSSIL watch and jewelry businesses. Licensed brand watch sales increased by 26.2% led by DKNY®, EMPORIO ARMANI® and DIESEL® brands. Net sales of FOSSIL watch and jewelry products increased by 20.9% and 21.2%, respectively. Each of our subsidiaries in Europe achieved double-digit net sales increases during the Third Quarter. We believe this performance is a result of consumers responding favorably to our new watch and jewelry styles delivered into the market during the last twelve months as well as a stronger economy in many parts of Europe in comparison to the prior year. We believe our branding efforts in Europe, including the expansion of our company-owned retail stores, are also benefiting our net sales growth in this segment. Additionally, in September we launched our first commercial website outside the U.S. in the German market. We believe this initiative will also provide us an opportunity to further build brand awareness for FOSSIL, as well as create an additional distribution channel for this brand over the long-term.

Other International Wholesale Net Sales (excluding the impact of sales growth attributable to foreign currency rate changes and acquisitions as noted in the above table). Increased net sales from our other international wholesale segment was primarily the result of a 46.3% increase in licensed brand watches and a 42.1% increase in FOSSIL watches resulting from sales volume growth across all major markets. From a geographic standpoint, Asia Pacific sales increased 44.8% primarily driven by our shop-in-shop concepts in this region that continue to build awareness for our portfolio of brands, resulting in increased market penetration in the stores that distribute such brands. Net sales from our Mexico subsidiary that we acquired in February 2006 increased 61.4% during the Third Quarter while sales in our Canadian wholesale operations grew by 30.4%. Export sales from the U.S. grew 34.7% as a result of increased shipments to our distributors in South America and increases in our wholesale shipments to the Caribbean. We believe our other international wholesale segment will continue to grow at rates in excess of other wholesale segments of our business. We remain confident that we have opportunities to increase our market presence in most regions that comprise this segment due primarily to the relatively shorter periods of time our products have been distributed in most of these regions as compared to our United States and Europe wholesale segments.

Total international wholesale net sales increases for the Year To Date Period were consistent from a brand and category perspective as those experienced in the Third Quarter. We believe we maintain a competitive advantage as a result of our long-term relationships and strength of our business with retailers throughout the international marketplace. We believe the global recognition of our branded portfolio of watches and jewelry positions us as a significant resource to retailers throughout the international marketplace. Our strategy is not to force any one brand into a specific market, but rather allow the market to dictate which brands are important based upon consumer preference. We further believe our global distribution network and design and marketing capabilities will allow us to acquire additional brands that will position us for further penetration internationally as we continue to take shelf space from lesser known local and regional brands.

United States Wholesale Net Sales.   Net sales from our U.S.wholesale watch business decreased 1.0% during the Third Quarter. We experienced significantly lower sales related to off-price channels during the Third Quarter in comparison to the Prior Year Quarter primarily due to tighter inventory management and the improved sell through rates at retail as a result of newer watch styles sold over the last twelve months. Excluding the impact of off-price channel sales during the Third Quarter and Prior Year Quarter, domestic watch net sales increased 5.7%. This performance is primarily related to sales volume increases in licensed brand and MICHELE® watches, partially offset by sales volume declines in FOSSIL and mass market watches. The increase in licensed brand watch sales was principally due to sales volume growth in MICHAEL KORS®, BURBERRY® and DKNY® brands due primarily to the increasing number of department store doors these brands are distributed through. We believe the sales volume decline in FOSSIL watches is reflective of an uneasy retail environment which has resulted in the tightening of inventory levels at our retail customers. Excluding off-price channels sales from both the Third Quarter and the Prior Year Quarter, FOSSIL watch sales declined by 6.1%. We believe the decline in our mass market business is a result of certain shipments moving from the Third Quarter to the second quarter of this year as evidenced by a 69% increase in this business during the second quarter of 2007 compared to the second quarter of 2006. Net sales from our domestic accessories businesses increased by 12.3% during the Third Quarter compared to the Prior Year Quarter. Sales growth in our accessories category was fueled by sales volume growth in FOSSIL and RELIC® handbags and the impact of new product launches, including FOSSIL accessory jewelry and cold weather accessories, which contributed approximately $3.4 million of net sales to the quarter. U.S. wholesale watch net sales for the Year To Date Period of $164.6 million increased $3.2 million from the Prior Year YTD Period. This increase is principally attributable to sales volume growth in licensed watch brands, partially offset by a decrease in FOSSIL watch sales. FOSSIL watch net sales, excluding off-price channel sales from both year-to-date periods were relatively unchanged. Domestic accessory net sales for the Year To Date Period increased by $3.2 million, or 2.1%, to $156.4 million in comparison to $153.2 million in the Prior Year YTD Period, primarily due to the launch of FOSSIL accessory jewelry and cold weather accessories and sales volume increases in RELIC leather and sunglasses businesses, partially offset by sales volume declines in FOSSIL belts and small leather goods and RELIC belts.

Direct to Consumer Net Sales (Excluding the impact on sales growth attributable to foreign currency rate changes as noted in the above table).  Net sales from our direct to consumer segment for the Third Quarter increased 16.9% as compared to the Prior Year Quarter primarily due to a 14.5% increase in the average number of company-owned retail stores opened during the period and comparable store sales increases of 4.7%. Third Quarter net sales from our e-commerce businesses increased by 13.9% in comparison to the Prior Year Quarter. For the Year To Date Period, net sales from our direct to consumer segment increased 19.1% in comparison to the Prior Year YTD Period as a result of a 19.5% increase in the average number of stores opened and comparable store sales increases of 4.4%. Net sales from our e-commerce businesses increased by 14.2% for the Year To Date Period. Comparable store sales related to our global full price accessory concept increased by 9.6% and 6.2% for the Third Quarter and Year To Date Period, respectively. We ended the Third Quarter with 225 stores, including 97 full price accessory stores, 48 of which were outside the U.S., 79 outlet locations, including five outside the U.S., 33 apparel stores and 16 multi-brand stores. This compares to 191 stores at the end of the Prior Year Quarter, including 69 full price accessory stores, 29 of which were outside the U.S., 76 outlet locations, including three outside the U.S., 32 apparel stores and 14 multi-brand stores.  During the Third Quarter we opened 24 new stores, including 19 full price accessory stores. We had no store closings during the Third Quarter. We expect to open 80 to 85 company-owned retail stores in fiscal year 2008, primarily under our full price accessory concept with equal distribution of these stores inside and outside the U.S.  Currently, we have firm commitments for thirty-six stores to be opened next year.

Gross Profit.  Third Quarter gross profit increased by $38.9 million to $187.0 million, compared to $148.1 million in the Prior Year Quarter. Gross profit margin increased by 270 basis points to 52.1% in the Third Quarter compared to 49.4% in the Prior Year Quarter. Our gross profit margin was favorably affected by an approximate 140 basis point improvement as a result of a weaker U.S. dollar. Additionally, a sales mix shift toward higher margin international sales, lower levels of off-priced channel sales and improved gross margins as a result of management’s focus on product margin improvement and inventory initiatives also contributed favorably to the increase in gross profit margins. To a lesser extent, gross profit margins were favorably impacted by an increase in outlet store gross margins and decreased sales of lower margin mass market product. Offsetting these favorable increases in gross profit margin was an increase in inventory reserves for apparel product and slightly higher freight cost. For the Year To Date Period, gross profit margin increased by 130 basis points to 50.9% compared to 49.6% in the comparable Prior Year YTD Period. This increase was primarily related to a 121 basis point increase from a weaker U.S. dollar as well as a sales mix shift toward higher margin international sales, increased gross margin related to outlet store sales and a reduction in lower margin off-price channel sales. These favorable increases in gross profit margin for the Year To Date Period were partially offset by a reduced gross margin performance on many of our watch businesses during the first six months of fiscal year 2007.

Operating Expenses.  Operating expenses as a percentage of net sales increased 20 basis points in the Third Quarter to 38.6% compared to 38.4% in the Prior Year Quarter. Total operating expenses increased by $23.3 million in comparison to the Prior Year Quarter to $138.5 million, including $3.0 million in expenses related to our equity granting practices review (the “Grant Review”). Excluding the expenses associated with the Grant Review, Third Quarter operating expenses increased by $20.3 million, or 17.6%, in comparison to the Prior Year Quarter and, as a percent of net sales, decreased to 37.8%. This operating expense increase is driven principally by an $8.2 million increase in expenses in our direct to consumer segment, primarily due to retail store growth and related infrastructure additions and $3.5 million related to the translation impact of foreign-based expenses as a result of a weaker U.S. dollar. To a lesser extent, operating expense increases were a result of expenses associated with new category launches during the Third Quarter and increases in expenses as a result of higher levels of sales. For the Year To Date Period, operating expenses as a percentage of net sales decreased to 40.2% compared to 41.5% for the Prior Year YTD Period. The Year To Date Period included approximately $13.0 million of Grant Review expenses, an additional $8.9 million of expenses due to a weaker U.S. dollar, and a $17.5 million increase in expenses in our direct to consumer segment.

The following table sets forth operating expenses on a segment basis and the relative percentage of operating expenses to net sales for each segment for the periods indicated (in millions, except for percentage data):

	Amounts		% of Net Sales
Segment	For the 13 Weeks Ended October 6, 2007	For the 13 Weeks Ended October 7, 2006	For the 13 Weeks Ended October 6, 2007	For the 13 Weeks Ended October 7, 2006

Europe wholesale	$36.5	$32.6	30.2%	34.6%
Other international wholesale	16.4	12.4	28.1	30.1
United States wholesale (1)	53.0	45.8	45.1	40.8
Direct to consumer	32.6	24.4	52.6	46.7
Total	$138.5	$115.2	38.6%	38.4%

	Amounts		% of Net Sales
Segment	For the 39 Weeks Ended October 6, 2007	For the 40 Weeks Ended October 7, 2006	For the 39 Weeks Ended October 6, 2007	For the 40 Weeks Ended October 7, 2006
Europe wholesale	$106.8	$95.6	33.3%	37.8%
Other international wholesale	46.1	38.6	28.2	32.8
United States wholesale (1)	150.9	139.6	47.0	44.4
Direct to consumer	85.7	68.2	52.1	49.4
Total	$389.5	$342.0	40.2%	41.5%

(1)

Certain corporate costs not allocated to individual operating segments for management reporting purposes and intercompany eliminations for specific income statement items are reflected in the United States wholesale segment.  Additionally, for the Third Quarter and Year To Date Period, the United States wholesale segment includes approximately $3.0 million and $13.0 million, respectively, related to legal, accounting and payroll costs incurred in connection with the Grant Review by a Special Committee of the Board of Directors.

Operating Income. Operating profit increased by 47.0% in the Third Quarter to 13.5% of net sales compared to 11.0% of net sales in the Prior Year Quarter as a result of increased gross profit margins, partially offset by slightly higher levels of operating expenses as a percentage of sales. Operating income was favorably impacted by approximately $7.2 million as a result of the translation of foreign sales and expenses into U.S. dollars. During the Year To Date Period operating profit margin increased to 10.7% compared to 8.1% in the Prior Year YTD period. The Year To Date Period operating income included approximately $15.7 million of net currency gains related to the translation of foreign sales and expenses into U.S. dollars.

Interest Expense.  Interest expense of $174,000 during the Third Quarter decreased from $1.0 million during the Prior Year Quarter. Interest expense of $613,000 during the Year To Date Period decreased from $2.6 million during the comparable Prior Year YTD Period. These decreases are principally due to the payment of previously outstanding borrowings on our U.S.-based revolving line of credit at the end of fiscal year 2006, which was primarily used for common stock repurchases in late 2005 and early 2006.

Other Income (Expense) - Net.  Other income (expense)-net increased favorably by $1.4 million and $3.8 million during the Third Quarter and Year To Date Period, respectively, in comparison to the prior year periods. These increases are primarily driven by increased interest income resulting from higher levels of invested cash balances and increased foreign currency transaction gains.

Provision For Income Taxes.  Income tax expense for the Third Quarter and Prior Year Quarter was $19.2 million and $10.4 million, respectively, resulting in an effective income tax rate of 38.7% and 32.6%, respectively. The lower effective rate for the Prior Year Quarter is attributable to the impact of foreign operations. Income tax expense was $36.6 million for the Year To Date Period, with an effective rate of 34.3%. For the Prior Year YTD Period, income tax expense was $20.5 million, resulting in an effective rate of 32.6%. The lower effective tax rate for the Prior Year YTD period is attributable to the impact of foreign operations. For the fourth quarter of fiscal year 2007, we estimate our effective tax rate will approximate 37 - 38%.

2007 Net Sales and Earnings Estimates.  We currently estimate fourth quarter and full year 2007 diluted earnings per share will approximate $0.67 and $1.67, respectively, inclusive of $0.12 diluted earnings per share of expenses related to our Grant Review. We estimate net sales growth in the 13% to 15% range for the fourth quarter of fiscal year 2007. This guidance reflects the current spot rate of the U.S. dollar compared to other foreign currencies, primarily the Euro and British Pound.

Liquidity and Capital Resources

Our general business operations historically have not required substantial cash needs during the first several months of our fiscal year. Generally, starting in our second quarter, our cash needs begin to increase, typically reaching their peak in the September-November time frame. Our cash and cash equivalents as of the end of the Third Quarter amounted to $184.8 million in comparison to $69.4 million at the end of the Prior Year Quarter and $133.3 million at the end of fiscal year 2006. The $51.5 million increase in cash and cash equivalents since the end of fiscal year 2006 is primarily the result of net cash from operating activities and financing activities of $44.9 million and $30.0 million, respectively, partially offset by cash used in investing activities of $31.9 million. The effect of exchange rate changes had an $8.6 million favorable impact on cash balances. Net cash from operating activities was primarily related to net income of $70.2 million and favorable non-cash activities of $20.7 million partially offset by $46.0 million in unfavorable changes in operating assets and liabilities. Cash from financing activities was principally comprised of proceeds from exercise of stock options of $19.7 million and excess tax benefits from stock-based compensation of $9.4 million partially offset by distribution of minority interest earnings. Cash used in investing activities consisted mainly of $24.1 million of capital additions.

Accounts receivable increased to $203.4 million at the end of the Third Quarter compared to $168.7 million at the end of the Prior Year Quarter. Days sales outstanding for the Third Quarter was 52 days which increased from 51 days in the Prior Year Quarter, primarily due to higher levels of international sales that generally result in longer collection cycles than those experienced in the U.S.  Inventory at quarter-end was $266.2 million, representing a decline of 1.4% from the Prior Year Quarter inventory balance of $269.9 million despite an additional 34 retail stores being opened since the end of the Prior Year Quarter and higher reported inventory balances associated with certain of our foreign subsidiaries as a result of a weaker U.S. dollar in comparison to the Prior Year Quarter.

At the end of the Third Quarter, we had working capital of $491.0 million compared to working capital of $337.9 million at the end of the Prior Year Quarter and approximately $11.9 million of outstanding short-term borrowings, primarily related to our U.K. and Japanese revolving lines of credit.  Borrowings under our U.S. credit facility bear interest, at our option, at (i) the lesser of (a) the prime rate (7.75% at the end of the Third Quarter) less 1% or 3% or (b) the maximum rate allowed by law or (ii) London Interbank Offer Rate (“LIBOR”) base rate (5.12% at the end of the Third Quarter) plus one-half percent. The U.S. credit facility is secured by 65% of the issued and outstanding shares of certain of our subsidiaries pursuant to a Stock Pledge Agreement. The U.S. credit facility requires the maintenance of net worth, quarterly income, working capital and certain financial ratios. Available borrowings under our U.S. credit facility are reduced by amounts outstanding related to open letters of credit. We intend to use the proceeds available under our U.S. credit facility for working capital needs, potential acquisitions and general corporate purposes, which may include additional common stock repurchases. We also maintain a 400 million Yen short-term credit facility in Japan, bearing interest based upon the Euroyen rate (approximately 1.16% at the end of the Third Quarter), and a 3 million British Pound credit facility in the U.K., bearing interest at the aggregate of the Margin, LIBOR and Mandatory Lending Agreement (“MLA”) costs (7.26% on a combined basis at the end of the Third Quarter).  Our revolving short-term credit facilities in the United States, Japan and the U.K. renew each year in September, November and May, respectively.  At the end of the Third Quarter, we had combined available borrowings of approximately $62.5 million relating to these facilities. On October 1, 2007 Fossil Group Europe, Gmbh (“FGE”), a wholly-owned subsidiary of the Company, entered into a long term note payable related to the purchase of a building in Basel, Switzerland, in the amount of 4.0 million Swiss Francs, currently bearing interest at 3.0%. This note requires minimum payments of 100,000 Swiss Francs per year with no stated maturity.

Effective January 7, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). The unrecognized tax benefits recorded in the financial statements will be included in the contractual obligations table in the Company’s Annual Report on Form 10-K, to the extent the Company is able to make reliable estimates of the timing of cash settlements with respective taxing authorities. If not, the total amount of unrecognized tax benefits will be disclosed in a footnote to the contractual obligations table. At this time, the Company cannot make a reliable estimate of the timing of cash settlements.

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q and incorporated by reference that are not historical facts, including, but not limited to, statements regarding our expected financial position, results of operations, business and financing plans found in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk,” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. The words “may,” “believes,” “expects,” “plans,” “intends,” “estimates,” “anticipates” and similar expressions identify forward-looking statements. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: the effect of worldwide economic conditions; significant changes in consumer spending patterns or preferences; acts of war or acts of terrorism; changes in foreign currency valuations in relation to the U.S. dollar, principally the Euro, British Pound and Swiss Franc; lowered levels of consumer spending resulting from a general economic downturn or generally reduced shopping activity caused by public safety or consumer confidence concerns; the performance of our products within the prevailing retail environment; customer acceptance of both new designs and newly-introduced product lines; financial difficulties encountered by customers; the effects of vigorous competition in the markets in which we operate; the integration of the organizations and operations of any acquired businesses into our existing organization and operations; the termination or non-renewal of material licenses, foreign operations and manufacturing; changes in the costs of materials, labor and advertising; government regulation; our ability to secure and protect trademarks and other intellectual property rights; the costs associated with our voluntary review of historical equity granting practices; the recent restatement of our consolidated financial statements; and the outcome of current and possible future litigation.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a multinational enterprise, we are exposed to changes in foreign currency exchange rates. Our most significant foreign currency risks relate to the Euro, British Pound and, to a lesser extent the Swiss Franc, as compared to the U.S. dollar. Due to our vertical nature whereby a significant portion of goods are sourced from our owned facilities, the foreign currency risks relate primarily to the necessary current settlement of intercompany inventory transactions. We employ a variety of practices to manage this market risk, including our operating and financing activities and, where deemed appropriate, the use of foreign currency forward contracts. The use of these instruments allows us to offset exposure to rate fluctuations because the gains or losses incurred on the derivative instruments will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. We use derivative instruments only for risk management purposes and do not use them for speculation or for trading. There were no significant changes in how we managed foreign currency transactional exposure in the Third Quarter and we do not anticipate any significant changes in such exposures or in the strategies we employ to manage such exposure in the near future.

At the end of the Third Quarter, we had outstanding foreign exchange contracts to sell 53.1 million Euro for approximately $71.2 million, expiring through December 2008 and approximately 6.2 million British Pounds for $12.3 million, expiring through July 2008. If we were to settle our Euro and British Pound based contracts at the reporting date, the net result would be a net loss of approximately $3.9 million, net of taxes. Exclusive of these outstanding foreign exchange contracts or other operating or financing activities that may be employed by us, a measurement of the unfavorable impact of a 10 percent change in the Euro, British Pound and Swiss Franc as compared to the U.S. dollar on our operating profits and stockholders’ equity is presented in the following paragraph.

At the end of the Third Quarter, a 10 percent unfavorable change in the U.S. dollar strengthening against the Euro, British Pound, and Swiss Franc involving balance sheet transactional exposures would have reduced net pre-tax income by $5.6 million. The translation of the balance sheets of our European, United Kingdom and Switzerland-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. At the end of the Third Quarter, a 10 percent unfavorable change in the exchange rate of the U.S. dollar strengthening against the Euro, British Pound and Swiss Franc would have reduced consolidated stockholders’ equity by approximately $18.6 million. In our view, the risks associated with exchange rate changes in other currencies to which we have exposure are not material, and these hypothetical losses resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position, results of operations or cash flows.

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

We previously reported a material weakness in our internal control over financial reporting in our Form 10-Q for the quarter ended July 7, 2007 and our Annual Report on Form 10-K for the fiscal year ended January 6, 2007 (“2006 Form 10-K”), filed on August 8, 2007, regarding this restatement. Specifically, we did not design and implement controls necessary to provide reasonable assurance that the measurement date for stock option grants was appropriately determined. As a result, the measurement date used for certain option grants was not appropriate and such grants were not accounted for in accordance with accounting principles generally accepted in the United States.

Evaluation of Disclosure Controls and Procedures

We have established and maintained disclosure controls and procedures that are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that, because of the material weakness in our internal controls over financial reporting relating to our equity award plan administration and accounting for and disclosure of equity grants, our disclosure controls and procedures were not effective as of October 6, 2007.

Rule 12b-2 of the Exchange Act defines a material weakness as a deficiency, or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.  Specifically, we did not design and implement controls necessary to provide reasonable assurance that the grant dates we used for equity awards was in conformity with the measurement date as defined in APB No. 25.  As a result, the measurement date used for certain equity grants was not appropriate and such grants were not accounted for in conformity with generally accepted accounting principles in the United States of America.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended October 6, 2007 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

As previously discussed in our Annual Report on Form 10-K for the fiscal year ended on January 6, 2007, we are in the process of adopting and testing certain actions concerning corporate governance to enhance the process for granting equity-based compensation awards in the future, and we have implemented and are in the process of implementing, remedial actions to address the material weakness described above. These actions include:

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

Item 1A. Risk Factors.

During the Third Quarter, there were no material changes to the Risk Factors disclosed in “Part I, Item 1A” of our Annual Report on Form 10-K for the fiscal year ended January 6, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 13, 2007, we announced that our Board of Directors has authorized the repurchase of up to 2 million shares of our common stock. We intend to acquire such shares through a 10b-18 plan and expect such repurchases to commence following the expiration of our blackout period for insiders and certain other employees on November 15, 2007. The primary purpose of this repurchase program is to minimize the dilutive effect on earnings per share related to common shares granted and stock options exercised under our equity-based compensation program. We did not repurchase any of our common stock under this or any other plan during the Third Quarter.

Item 5. Other Information.

On July 18, 2007 and July 24, 2007, we issued an aggregate of 5,256 shares of our common stock upon the exercise of stock options granted to our employees for an aggregate of $71,292.  These shares were issued in reliance upon the exemptions from registration provided pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

FOSSIL, INC.

Date: November 15, 2007	/s/ Mike L. Kovar
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