Form 10-K
period 2008-01-05
FOSSIL INC
filed 2008-03-05
CIK 883569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 5, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

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

As of February 25, 2008, 68,855,671 shares of Common Stock were outstanding.

FOSSIL, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 5, 2008

In this Form 10-K, references to “we,” “our,” and the “Company” refer to Fossil, Inc. and its subsidiaries on a consolidated basis.

PART I

Item 1. Business

General

We are a global design, marketing and distribution company that specializes in consumer fashion accessories.  Our principal offerings include an extensive line of men’s and women’s fashion watches and jewelry sold under proprietary and licensed brands, handbags, small leather goods, belts, sunglasses, and apparel. In the watch and jewelry product category, we have a diverse portfolio of globally recognized owned and licensed brand names under which our products are marketed. Our products are distributed globally through various distribution channels including wholesale, export and direct to the consumer at varying price points to service the needs of our customers, whether they are value conscious or luxury oriented. Based on our extensive range of accessory products, brands, distribution channels and price points we are able to target style-conscious consumers across a wide age spectrum on a global basis.

Domestically, we sell our products through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, owned retail and factory outlet stores, mass market stores, owned and affiliate internet sites and through our FOSSIL® catalog.  Our broadly based wholesale customer base includes retailers such as Neiman Marcus, Nordstrom, Macy’s, Dillard’s, JCPenney, Kohl’s, Sears, Wal-Mart and Target.  We also sell our products in the United States through a network of company-owned stores, which included 96 retail stores located in premier retail sites and 74 outlet stores located in major outlet malls as of January 5, 2008. In addition, we offer an extensive collection of our FOSSIL brand products through our catalog and at our web site, www.fossil.com as well as proprietary and licensed watch and jewelry brands through other managed and affiliate websites.

Internationally, our products are sold to department stores, specialty retail stores, and specialty watch and jewelry stores in over 90 countries worldwide through 23 company-owned foreign sales subsidiaries and through a network of approximately 56 independent distributors. Our products are distributed in Africa, Asia, Australia, Europe, Central and South America, Canada, the Caribbean, Mexico, and the Middle East. Our products are offered on airlines, cruise ships and in international company-owned retail stores, which included 55 accessory retail stores, 13 multi-brand stores and 6 outlet stores in select international markets as of January 5, 2008. Additionally, our products are sold through independently-owned FOSSIL retail stores and kiosks in certain international markets.

We are a Delaware corporation formed in 1991 and are the successor to a Texas corporation formed in 1984. In 1993, we completed an initial public offering of 13,972,500 shares of our common stock, as adjusted for four three-for-two stock splits to date. Domestically, we conduct a majority of our operations through Fossil Partners, L.P., a Texas limited partnership formed in 1994 of which we are the sole general partner. We also conduct operations domestically and in certain international markets through various owned subsidiaries. Our principal executive offices are located at 2280 N. Greenville Avenue, Richardson, Texas 75082, and our telephone number at such address is (972) 234-2525. Our European headquarters is located in Basel, Switzerland.  Our common stock is traded on the NASDAQ Global Select Marketplace under the trading symbol FOSL. We make available free of charge through our website at www.fossil.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports. You may also obtain any materials we file with, or furnish to, the SEC on its website at www.sec.gov.

Business Segments

Our operations and financial reporting are primarily divided into four distinct segments that include the United States wholesale segment, the Europe wholesale segment, the other International wholesale segment and our direct to consumer segment, which includes our company-owned retail stores, our catalog and e-commerce activities.  Within the wholesale segments of our business we generally sell to retailers in those countries in which we have a physical presence as well as to distributors in countries where we do not have a physical presence.  Except to the extent that differences between operating segments are material to an understanding of our business taken as a whole, the description of our business in this report is presented on a consolidated basis.  For financial information about our operating segments and geographic areas, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Part II, Item 7 and Note 13 — Major Customer, Segment and Geographical Information to our Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Business Strengths

We believe that we have several business strengths which allow us to differentiate ourselves and execute our key operating and financial goals. These business strengths include:

Brand Strength. We believe a brand’s image, individuality, consistency and connection with its customers is paramount in building and sustaining the brand. We believe that our FOSSIL brand name is recognized on a global basis for vintage-inspired products for the aspirational individual. The FOSSIL brand has scaled from its origin as a watch brand to encompass numerous other accessory categories, including handbags, belts, small leather goods, jewelry and sunglasses to a beginning emergence in apparel. We believe the FOSSIL brand is one of our most valuable assets, serves as a foundational piece of our business and remains very scalable across product lines, geographic areas and distribution channels. Since our inception in 1984, we have continued to develop, acquire or license other nationally or internationally recognized brand names in order to appeal to a wide range of consumers, including ADIDAS®, BURBERRY®, DIESEL®,DKNY®, EMPORIO ARMANI®, MARC BY MARC JACOBS™, MICHELE®, MICHAEL Michael Kors®, RELIC® and ZODIAC®. Our industry is highly competitive and subject to changing preferences in style, taste and price points. The success of our business model depends upon offering a wide range of branded products that appeal to the various tastes and fashion preferences of our customers. We must also maintain the relevance of these products by continually anticipating customer needs and desires as they relate to both the brands and categories of product we offer. We have teams of designers and product specialists assigned to each of the brands we offer.  The objectives of these designers and brand specialists are to immerse themselves in their assigned brand and product area, identify their customers’ preferences, interpret global fashion trends and develop style-right offerings to generate volume purchasing. By owning the vast majority of our global distribution we are also able to create and execute both consistent pricing strategies and brand image presentations that protect and enhance our proprietary brands and those of our licensors.

Licensing Strength. Since 1997, we have attracted highly recognized and respected brand names to license within our watch portfolio. We believe we attract such quality brands due to our ability to provide them with access to our global design, production, distribution and marketing infrastructure. As a result of our vertical integration we, unlike many of our competitors, can offer an integrated solution to launch or increase their accessory category presence on a worldwide basis in a consistent, timely and focused manner. Our licensing relationships are exclusive to us and the licensors, which substantially removes certain risks to the licensor associated with dealing with multiple licensees in different geographic regions. Additionally, in order to develop a broader relationship and maintain brand consistency across the accessory categories, we have also broadened our infrastructure allowing us to expand our licensing activities to products beyond the watch category, as evidenced by our EMPORIO ARMANI and DIESEL jewelry product lines.

Breadth of Brands & Price Points.  Through the multiple brands we distribute we have developed a broad spectrum of retail price points. Within our watch collections, retail price points vary from approximately $6 for brands sold in the mass market channel up to retail price points of $3,000 in the luxury distribution channel. The breadth of our brands allows us to anchor a brand to a given price point range and distribution channel, thereby maintaining a consistent brand image while focusing on the quality/value relationship important to the customer and not diluting the brand through overlapping distribution channels. The breadth of price points allows us to cater to various age and income groups while continuing to participate in sales consistently, regardless of a shift in income or the price/value preferences of our customers.

International Penetration. Since our initial public offering in 1993, we have continued to extend our reach beyond the United States by forming and acquiring internationally-based subsidiaries, licensing and developing internationally recognized brands and investing in the growth of our business within the major countries of the world.  For fiscal year 2007, 61% of our wholesale net sales and 54% of our total net sales were generated outside of the United States.

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

In-house Creative Team. Since our inception, we have developed a talented pool of creative individuals who design our products, packaging, graphics, presentation displays and marketing materials, allowing us to deliver a unique and cohesive style and image for each of our brands.  We believe our emphasis on constant innovation and distinctive design has made us a leader in the branded accessory category. The breadth of talent and vertical integration of our design teams allows us to minimize the need for outside creative talent and advertising agencies which results in savings to the Company.

International Sourcing. The vast majority of our products are sourced internationally. Most watch product sourcing from Asia is coordinated through our Hong Kong subsidiary Fossil (East) Limited (“Fossil East”), which we acquired in 1993. During 2007, approximately 55% of our non-Swiss made watch production was assembled through wholly or majority owned factories. This vertical integration of our business allows for better flow of communication, consistent quality, product design protection and improved supply chain speed while still allowing us to utilize non-owned production facilities for their unique capabilities and to cover production needs over internal capacities. Establishing our watch assembly facilities near the component manufacturers also allows us to avoid the capital expenditures involved with manufacturing facilities and operate a more efficient supply chain.  We have also been successful in leveraging our jewelry production needs through our watch assembly factory infrastructure.  Our other accessory and apparel products are purchased from third party manufacturers with whom we have long-standing relationships and we typically represent a meaningful portion of their businesses.

Operating Cash Flow. The Company has historically experienced strong operating cash flows including $132.0 million in fiscal year 2007, and $315.0 million and $469.8 million over the past three years and five years, respectively. This strong cash flow has allowed us to operate at low debt levels while continually funding capital expenditures, acquisitions and common stock buy back programs.

Information Systems.  Operating and managing a global public company requires sophisticated and reliable management information systems to assist in the planning, order processing, production, accounting and distribution functions of each relevant business. In 2003, we implemented a SAP Enterprise Resource Planning system and are continuing to roll this system out to our larger international subsidiaries.  For many of our subsidiaries which do not currently demand the complexity of the SAP solution, we have implemented Microsoft’s Dynamics Navision Enterprise Resource Planning System (Navision).  Additionally, we have recently upgraded our e-commerce platform to an IBM mainframe system which will allow us to leverage the success of our U.S.-based web business across many of the countries wherein we currently distribute.  We also recently implemented SAP’s Retail Merchandise Planning to improve our ability to manage our growing owned-retail environment globally. We believe the implementation of these systems will allow us to gain better insight into our businesses in real-time on a global basis, assist us in meeting the needs of our customers in a professional and timely manner and provide a scalable infrastructure to accommodate further growth. Our company’s products are principally distributed from two primary warehouses, one located in Texas, near our headquarters, and the other located in southern Germany. Both of these facilities utilize sophisticated automated material handling equipment and software designed to improve accuracy, speed and quality in our warehousing operations.

Growth Strategy

In order to expand our global market share in a profitable manner, we continually establish and implement business initiatives that we believe will build brand equity, increase revenues and improve profitability. Our key operating and financial goals are as follows:

Extend product categories of existing brands. We continually introduce new accessory product categories within our existing proprietary and licensed brands to further leverage our branded portfolio. A recent example of this is our jewelry collections offered under the EMPORIO ARMANI, DIESEL and FOSSIL brands which were introduced after first establishing a market for the brands in watches. Additionally, during the fall of 2007, we leveraged the FOSSIL brand name with the introduction of cold weather accessories such as hats, gloves and scarves.

Introduce new brands.  We continually introduce new brands through the development or acquisition of proprietary brands and licensing agreements related to recognizable global fashion brands to attract a wide range of consumers with differing tastes and lifestyles. For example, our current portfolio of proprietary and licensed watch brands allows us to compete for market share from the luxury branded market to the mass market level. In 2006, we licensed the ADIDAS brand to gain a greater market share of watches sold through sporting goods channels and to sports-minded consumers.

Expand international business.  Since our initial public offering in 1993, international expansion has been a key driver in our long term growth strategy. We have continued to increase our penetration of the international market by building brand name recognition, broadening the selection of merchandise through existing distribution channels by introducing new products or brands, extending product categories under our existing portfolio of brands, purchasing former distributors to gain increased control over international businesses, establishing owned or licensed retail stores and entering new geographic markets through owned subsidiary or distributor relationships. For example, in 2005, we acquired our distributors in Taiwan and Sweden, and in 2006, we acquired the assets of our distributor in Mexico and formed a distribution subsidiary in Shanghai, China.  In 2007, we also formed distribution subsidiaries in India and Korea.

Leverage infrastructure.  We are building our design, marketing, assembly and distribution infrastructure to allow us to manage and grow our businesses. As we continue to develop additional products and brands and seek additional businesses and products to complement our existing product lines, we believe we will be able to leverage our infrastructure and continue to increase the efficiency of our operations.

Expand retail locations.  Historically, we have expanded our company-owned retail and outlet locations.  Distribution through our company-owned retail stores has allowed us to raise awareness of the FOSSIL brand and showcase a broad assortment of FOSSIL branded products in a warm and inviting atmosphere. Our FOSSIL retail stores, combined with the FOSSIL branded catalog distribution and the website, have continued to build brand equity, present a consistent brand image, influence the merchandising and presentation of our products at other retailers and allowed us to test new product categories and designs. With the level of awareness we have achieved for the FOSSIL brand worldwide and the expansion of product categories offered under the brand, we believe our FOSSIL retail store growth can now be accelerated.  Of the 244 company-owned retail stores open as of January 5, 2008, 225 of these stores are FOSSIL branded stores.  We plan to open 80 to 85 additional FOSSIL branded stores in 2008 depending upon available retail locations and lease terms that meet our requirements.  The majority of these new store openings will be for our full price accessory concept in the U.S. and Europe, and to a lesser extent, the Asia Pacific region.

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

Coordinated product promotion.  We coordinate in-house product design, packaging, advertising, our website and catalog and in-store presentations to more effectively and cohesively communicate to our target markets the themes and images associated with our brands. For example, many of our watch products and certain of our accessory products are packaged in metal tins decorated with designs consistent with our marketing strategy and product image.  In certain parts of the world, we generally market our fashion accessory lines through the same distribution channels as our watch lines, using similar in-store presentations, graphics and packaging.

Captive suppliers.  The two entities that assemble or source the majority of our Asia watch production volume are majority-owned by us. In addition, although we do not have long-term contracts with our unrelated accessory manufacturers in the Far East, we maintain long-term relationships with several manufacturers. These relationships have developed due to the number of years that we have been conducting business with and visiting the same manufacturers and because of the small amount of turnover in the employees of our manufacturers. We believe that we are able to exert significant operational control with regard to our principal watch assemblers because of our level of ownership. We believe that the relative size of our business with non-owned watch manufacturers and our accessory manufacturers gives us priority within their production schedules. Further, the manufacturers understand our quality standards, thereby allowing us to produce quality products, reduce the delivery time to market and improve overall operating margins.

Actively manage retail sales.  We manage the retail sales process with our wholesale customers by monitoring consumer purchases and retail inventory levels by product category and style, primarily through electronic data interchange, and by assisting our wholesale customers in the conception, development and implementation of their marketing programs. Through our merchandising unit we work with retailers to ensure that our products are properly stocked and displayed in accordance with our visual standards. As a result, we believe we enjoy close relationships with our principal wholesale customers, often allowing us to influence the mix, quantity and timing of their purchasing decisions.

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

Moderately priced fashion accessories are typically marketed in department stores and are characterized by contemporary fashion and well known brand names at reasonable price points, such as FOSSIL and RELIC. We currently offer small leather goods, handbags, belts, eyewear and cold weather apparel accessories for both men and women through department stores and specialty retailers in the moderate to upper-moderate price ranges. Our competitors in this market include companies such as Guess?, Nine West, Kenneth Cole and Liz Claiborne. In addition, we currently offer fashion jewelry sold under the DIESEL, EMPORIO ARMANI and FOSSIL brands.

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

	Fiscal Year Ended
	2007		2006		2005
	Dollars	% Growth	Dollars	% Growth	Dollars
Net Sales (dollars in thousands)
Wholesale
Proprietary	$646.8	11.4%	$580.6	7.2%	$541.8
Licensed	453.2	34.0%	338.2	30.1%	259.9
Other	77.7	4.4%	74.4	8.6%	68.5
	1,177.7	18.6%	993.2	14.1%	870.2
Direct to consumer
Proprietary	205.5	12.9%	182.1	23.3%	147.6
Licensed	39.0	29.1%	30.2	51.7%	19.9
Other	10.8	27.1%	8.5	57.4%	5.4
	255.3	15.6%	220.8	27.7%	172.9
Total
Proprietary	852.3	11.7%	762.7	10.6%	689.4
Licensed	492.2	33.6%	368.4	31.7%	279.8
Other	88.5	6.8%	82.9	12.2%	73.9
	$1,433.0	18.0%	$1,214.0	16.4%	$1,043.1

Watch products

We offer an extensive line of fashion watches under our proprietary brands and, pursuant to license agreements, under some of the most prestigious brands in the world. Sales of watches for fiscal years 2007, 2006 and 2005 accounted for approximately 67.2%, 65.3% and 66.4%, respectively, of our net sales.

Proprietary brands.  The following table sets forth certain information with respect to certain of our owned-brand watches:

Brand(s)	Suggested Price Point Range	Distribution Channels

FOSSIL	$65 - 195

Major domestic department stores (Macy’s, Dillard’s, Belk, Nordstrom and Bloomingdales), U.S. specialty retailers (PacSun and the Buckle), major European department stores (Debenhams, Karstadt and Harrod’s), major European specialty stores (H. Samuel and Christ),  Canadian department stores (Hudson Bay and Sears), Australian department stores (Myers and Grace Brothers), www.fossil.com, our catalog and company-owned stores

MICHELE	$500 - 3,000	Selective department stores (Neiman Marcus, Saks Fifth Avenue, Bloomingdales and Nordstrom), watch specialty stores, jewelry stores and www.michele.com

RELIC	$55 - 95	Major domestic retailers (JCPenney, Kohl’s, Mervyn’s and Sears)

ZODIAC	$175 - 695	Better department stores, watch specialty stores, jewelry stores worldwide and www.zodiacwatches.com

Licensed brands.  We have entered into multi-year, worldwide exclusive license agreements for the manufacture, distribution and sale of watches bearing the brand names of certain globally recognized fashion companies. The following table sets forth specific information with respect to certain of our licensed watch products:

Brand(s)	Suggested Price Point Range	Distribution Channels

ADIDAS	$35 - 165	Major department stores, major sports stores, specialty retailers, jewelry stores and adidas stores worldwide

BURBERRY	$295 - 1,000	Better department stores, specialty retailers, duty free stores worldwide and Burberry retail stores worldwide

DIESEL	$85 - 595	Better department stores, specialty retailers, Diesel retail stores worldwide and www.dieseltimeframes.com

DKNY	$95 - 250	Major department stores, jewelry stores, specialty retailers, and DKNY retail stores worldwide

EMPORIO ARMANI	$125 - 595	Major department stores, specialty retailers, major jewelry and watch stores, Emporio Armani boutiques worldwide, duty free stores worldwide and www.emporioarmani.com

MARC BY MARC JACOBS	$125 - 350	Better department stores, specialty retailers and Marc by Marc Jacobs boutiques worldwide

MICHAEL Michael Kors	$125 - 295	Better department stores, specialty retailers, jewelry stores, duty free stores worldwide and Michael Kors boutiques nationwide

The continuation of our material license agreements is important to the growth of our watch business, especially in Europe and Asia. Our material license agreements have various expiration dates between 2008 and 2013. The EMPORIO ARMANI license agreements for watches and jewelry expire on December 31, 2008. The DKNY watch license expires on December 31, 2009.  We are currently in the later stages of negotiating with the owners of the EMPORIO ARMANI brand for new licenses and anticipate finalizing the licenses prior to the end of 2008. We have also entered into a number of license agreements for the sale of collectible watches. Under these agreements, we design and manufacture goods bearing the trademarks, trade names and logos of various entities and market these goods through our website and major department stores.

Private label and other.    We design, market and arrange for the manufacture of watches and accessories on behalf of certain mass market retailers, companies and organizations as private label products or as premium and incentive items for use in various corporate events. Under these arrangements, we perform design and product development functions as well as act as a sourcing agent for our customers by contracting for and managing the manufacturing process, purchasing and inspecting the finished product and arranging for their shipment. Participation in the private label and premium businesses provides us with certain advantages, including increased assembly volume, which may reduce the costs of assembling our other products, and the strengthening of business relationships with our manufacturing sources. These lines provide income to us while reducing inventory risks and certain other carrying costs.  In certain countries we have distribution rights for other brands not owned or licensed by us.

Fashion accessories

In order to leverage our design and marketing expertise and our close relationships with our principal retail customers, primarily in the United States and Europe, we have developed a line of fashion accessories for both men and women, including handbags, belts, small leather goods, jewelry and sunglasses.  During 2007, we launched a line of cold weather accessories including hats, gloves and scarves under the FOSSIL brand as well as a more aspirational, premium priced handbag collection under the Fossil Fifty-Four® brand name.  Our handbags are made of a variety of fine leathers and other materials that emphasize classic styles and incorporate a variety of creative designs.  Our small leather goods are typically made of fine leathers or other man-made materials and include items such as mini-bags, coin purses, cosmetic bags and wallets.  Our jewelry lines include earrings, necklaces, rings and bracelets marketed under the EMPORIO ARMANI, DIESEL and FOSSIL brands.  FOSSIL jewelry is offered in base metal, stainless steel or sterling silver with natural and synthetic materials.  DIESEL brand jewelry generally is offered in sterling silver or stainless steel with natural and synthetic materials. EMPORIO ARMANI brand jewelry is generally made of sterling silver, semi-precious stones or 18K gold.  The sunglass line features optical quality lenses in both plastic and metal frames, with classic and fashion styling.  Our cold weather accessories are made of a variety of blends consisting of natural yarns such as cotton, wool, angora, and alpaca, as well as man-made blends including acrylic, viscose, and nylon.  We currently sell our fashion accessories through a number of our existing major department store and specialty retail store customers as well as our own retail stores, www.fossil.com and through our catalog operations. We generally market our fashion accessory lines through the same distribution channels as our watch business, using similar in-store presentations, graphics and packaging. These fashion accessories are typically sold in locations adjacent to watch departments, which may lead to purchases by persons who are familiar with our watch brands. Sales of our accessory lines for fiscal years 2007, 2006 and 2005 accounted for approximately 32.8%, 34.7% and 33.6%, respectively, of our net sales.

The following table sets forth certain information with respect to our fashion accessories:

Brand	Accessory Category	Suggested Price Point Range	Distribution Channel

FOSSIL	Handbags Small Leather Goods Belts Eyewear Cold Weather	$88 - 258 $25 - 88 $25 - 38 $34 - 149 $28 - 54

Major domestic department stores (Dillard’s, Macy’s, Nordstrom and Belk), specialty retailers (the Buckle), major European stores (Karstadt, El Corte Ingles, Galeries Lafayette, Christ, Debenhams), company-owned stores, our catalog and www.fossil.com

FIFTY-FOUR FOSSIL	Handbags	$250 - 450	Major domestic department stores (Dillard’s and Macy’s), company-owned stores, our catalog and www.fossil.com

FOSSIL	Jewelry	$26 - 139	Company-owned stores, department and jewelry stores (in each case, primarily in Europe as well as the United States), our catalog and www.fossil.com

EMPORIO ARMANI	Jewelry	$85 - 1,200	Major domestic and international department stores, specialty retailers, jewelry stores, Emporio Armani boutiques and www.emporioarmani.com

DIESEL	Jewelry	$25 - 295	Better department stores, domestic and international specialty retailers and Diesel retail stores worldwide

RELIC	Sunglasses Handbags Small Leather Goods Belts	$24 - 32 $34 - 50 $16 - 25 $16 - 25	Major retailers (JCPenney, Kohl’s and Sears)

Apparel

In 2000, we introduced a collection of FOSSIL brand apparel. The apparel collection is designed for both men and women and includes outerwear, tops, bottoms and tee shirts. The products’ unique vintage-inspired style, packaging and graphics capture the energy and spirit of the FOSSIL brand. As of January 5, 2008, the FOSSIL apparel collection is offered through 33 company-owned stores located in leading malls and retail locations in the United States. The line is also available at www.fossil.com and through our catalog.

Other products

Licensed eyewear.    We are party to a license agreement with the Safilo Group for the manufacture, marketing and sale of optical frames under the FOSSIL and RELIC brands in the United States and Canada, which provides us royalty income based on a percentage of net sales and is subject to certain guaranteed minimum royalties.

Future products.    During the fall of 2008, we plan on launching a line of cold weather accessories including hats, gloves, and scarves under the RELIC brand for sale to mid-tier department stores and a Michele sunglass and jewelry line in U.S. luxury department stores. We also continually evaluate other opportunities to leverage our brand portfolio into new product line offerings.

Design and development

We believe one of our key strengths is our internal creative team. Our watch, accessory and apparel products are created and developed by our in-house design staff primarily located in Germany, Hong Kong, Switzerland and the U.S.  When developing product under our various licensed brands, we often coordinate our efforts with our licensors’ design teams to provide for a more fluid design approval process and to fully incorporate the image of the respective brand into the product. Product design ideas are drawn from various sources and are reviewed and modified by the design staff to ensure consistency with our existing product offerings and the themes and images associated with our brands. Senior management is actively involved in the design process.

In order to respond effectively to changing consumer preferences, we attempt to stay abreast of emerging lifestyle and fashion trends affecting accessories and apparel. In addition, we attempt to take advantage of the constant flow of information from our customers regarding the retail performance of our products. We review weekly sales reports provided by a substantial number of our customers containing information with respect to sales and inventories by product category and style. Once a trend in the retail performance of a product category or style has been identified, the design and marketing staffs review their product design decisions to ensure that key features of successful products are incorporated into future designs. Other factors having an influence on the design process include the availability of components, the capabilities of the factories that will manufacture the products and the anticipated retail prices and profit margins for the products. Our creative teams have access to over 20 years of our company’s product design archives and are kept up-to-date on all the various new components, hardware and materials that become available.

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

Marketing and promotion

Our marketing strategy for each of our proprietary brands is to deliver a coordinated and consistent brand image to the consumer regardless of where the consumer may come in contact with the brand. This permeates from point of sale merchandise displays, print and media advertising, our website, our catalog, retail stores, and the product packaging to the product itself. We identify our advertising themes and coordinate our packaging, advertising and point of sale material around these themes.  These themes are carefully coordinated in order to convey modern vintage styling and the aspirational viewpoint that we associate with our products. Our vintage-inspired tin packaging concept for many of our watch products and certain of our accessories is an example of these marketing themes. While our marketing themes typically change each year, the core image of the brand is designed to endure, only changing slightly to keep it fresh and relevant to our targeted consumer. For our licensed brands, we incorporate many of the same concepts but derive the themes generally from the licensors.

We participate in cooperative advertising programs with our major retail customers, whereby we share the cost of certain of their advertising and promotional expenses. An important aspect of the marketing process involves the use of in-store visual support and other merchandising materials, including packages, signs, posters and fixtures. Through the use of these materials, we attempt to differentiate the space used to sell our products from other areas of our customers’ stores. We also promote the use of our shop-in-shop concept for watches, jewelry, handbags and small leather goods. The shop-in-shop concept involves the use of dedicated space within a customer’s store to create a brand “shop” featuring our products and visual displays. We also provide our customers with a large number of preprinted customized advertising inserts and from time to time stage promotional events designed to focus public attention on our products.

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

We advertise, market and promote our products to consumers through a variety of media, including catalog inserts, billboards, print media, television, cinema and the internet.  We also, beginning in the Fall 2005, began distributing FOSSIL catalogs. The catalogs feature selected FOSSIL brand products and are produced by our in-house staff.  The timing and scope of the distribution of these catalogs is determined by our management based on consumer response.  We believe these catalogs are a cost-effective way of enhancing the FOSSIL brand and driving sales to both our retail stores and our website, as well as our wholesale customers.

Sales and customers

Domestically, we sell our products in retail locations in the United States through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, mass market stores, the internet and through our catalog.  Our department store doors include stores such as Neiman Marcus, Saks Fifth Avenue, Bloomingdales, Nordstrom, Macy’s, Dillard’s, JCPenney, Kohl’s and Sears. We maintain sales offices in several major cities across the United States staffed with sales associates to assist in managing our department and specialty store accounts and employ a nationwide staff of merchandise coordinators who work with the stores to ensure that our products are displayed appropriately. We also sell certain of our watch and accessory products at company-owned FOSSIL retail stores and outlet stores located throughout the United States and through our website at www.fossil.com. In addition, we sell certain of our proprietary and licensed watch products, as well as upscale watch brands of other companies, such as Citizen and Swiss Army, at our company-owned Modern Watch Co.  Our apparel products are sold through select company-owned FOSSIL retail stores and through our website and catalog. We also sell our products at retail locations in major airports in the United States and on cruise ships.

Our foreign operations include a presence in Africa, Asia, Australia, Europe, Central and South America, Canada, the Caribbean, Mexico, and the Middle East. We maintain sales offices in Australia, Austria, Canada, China, Denmark, France, Germany, Hong Kong, India, Italy, Japan, Korea, Malaysia, Mexico, the Netherlands, New Zealand, Norway, Singapore, Sweden, Spain, Switzerland, Taiwan, and the United Kingdom. Our European headquarters is located in Basel, Switzerland. Internationally, our products are sold to department stores and specialty retail stores in over 90 countries worldwide through 23 company-owned foreign sales subsidiaries, through a network of approximately 56 independent distributors, through company-owned retail stores and in independently owned, authorized FOSSIL retail stores and kiosks in certain international markets. Foreign distributors generally purchase products at uniform prices established by us for all international sales and resell them to department stores and specialty retail stores. We generally receive payment from our foreign distributors in U.S. currency. We generally do not have long-term contracts with any of our retail customers. All transactions between us and our retail customers are conducted on the basis of purchase orders, which generally require payment of amounts due to us on a net 30 day basis for most of our U.S. based customers and up to 120 days for certain international customers.

In connection with Federated Department Stores Inc.’s acquisition of May Department Stores Co. in 2005, net sales to this combined entity would approximate 9%, 9%, and 10% of our net sales in fiscal years 2007, 2006 and 2005, respectively.  No other customer accounted for 10% or more of our net sales in fiscal years 2007, 2006 and 2005.

United States wholesale sales.    For fiscal years 2007, 2006 and 2005, United States wholesale sales accounted for approximately 32.2%, 36.5% and 39.5% of our net sales, respectively. In addition, in the same fiscal year periods, the aggregate sales to our 10 largest customers in the United States channel represented approximately 24%, 25% and 27% of total net sales, respectively.

International wholesale sales.     During the fiscal years 2007, 2006 and 2005, international wholesale sales accounted for approximately 50.0%, 45.3% and 43.9% of net sales, respectively.

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

Accessory Stores

In 1996, we commenced operations of full price FOSSIL accessory retail stores (“Accessory Stores”) in the United States in order to broaden the recognition of the FOSSIL brand name. The Accessory Stores carry a full assortment of FOSSIL merchandise that is generally sold at the suggested retail price. We believe this store concept presents a key growth strategy for us on a worldwide basis. As of January 5, 2008, 55 of our 113 Accessory Stores were located outside of the United States, mainly in Europe and Australia. During fiscal 2008, we believe approximately one half of our planned Accessory Store openings will be in locations outside of the United States. The average size of our Accessory Store is 1,359 total square feet at the end of fiscal 2007 but varies in size based on the projected revenues and geographic location of each store. For example, our international-based stores are generally smaller in square footage than our U.S.-based stores due to smaller retail store configurations available in the market. The table below highlights certain information regarding our Accessory Stores for the last five years:

	Open At	Opened	Closed	Open		Percentage	Square
	Beginning of	During	During	at End	Total Gross	Increase	Footage Per
Fiscal Year	Period	Period	Period	of Period	Square Footage	Square Footage	Retail Store
					(in thousands)
2003	40	4	—	44	76.2	15.8%	1,733
2004	44	5	—	49	82.7	8.5%	1,688
2005	49	10	—	59	94.8	14.6%	1,606
2006	59	18	4	73	107.6	13.5%	1,473
2007	73	42	2	113	153.6	42.8%	1,359

Our current U.S. Accessory Stores operating model assumes a retail store size of approximately 1,300 square feet and sales per square foot of approximately $600 during the first twelve months. Our targeted net investment to open an Accessory Store is approximately $550,000 which includes approximately $480,000 of build-out costs, net of landlord contributions, but including furniture and fixtures and pre-opening cost, and $72,000 of initial inventory. Our targeted pretax margin, on a four-wall basis, for the first year is 15%.  Our international Accessory Stores are generally smaller in size, however, they have historically delivered sales per square foot significantly higher than our U.S. Accessory Stores.  The net investment to open an international store is generally less than that of our U.S. Accessory Store model, primarily due to the smaller footprint.

Outlet Stores

In 1995, we commenced operations of FOSSIL outlet stores at selected major outlet malls throughout the United States. We opened our first FOSSIL outlet store outside the U.S. in 2005 and as of January 5, 2008 have increased our outlet locations to six outside of the U.S. These stores, which operate under the FOSSIL name, not only increase our brand awareness but also enable us to liquidate excess inventory generally at significantly better prices than we would obtain through third party liquidators. Our products in such stores are generally sold at discounts from 25% to 75% off the suggested retail price.

                The table below highlights certain information regarding our FOSSIL outlet stores during the last five years:

							Average Gross
	Open At	Opened	Closed	Open		Percentage	Square
	Beginning of	During	During	at End	Total Gross	Increase	Footage Per
Fiscal Year	Period	Period	Period	of Period	Square Footage	Square Footage	Retail Store
					(in thousands)
2003	47	7	1	53	148.7	13.3%	2,805
2004	53	7	—	60	165.0	11.0%	2,750
2005	60	13	1	72	193.4	17.2%	2,686
2006	72	8	2	78	204.0	5.5%	2,616
2007	78	4	2	80	206.2	1.0%	2,577

Other Company-owned Stores

In 2000, we began offering FOSSIL brand apparel through specially designed company-owned apparel stores. As of January 5, 2008, we operated 33 FOSSIL apparel stores in leading malls and retail locations throughout the U.S. Our apparel stores carry the full apparel line along with an assortment of certain FOSSIL watch and accessory products.  In 2004, we commenced operations of our first Modern Watch Co. retail store through which we sell certain of our proprietary and licensed brand watches, as well as watches manufactured by other companies. As of January 5, 2008, we operated five Modern Watch Co. stores, all located in the U.S.  As of January 5, 2008, we also operated 13 non-FOSSIL retail stores outside the U.S. under various names.

During 2006, we entered into an agreement with the House of Fraser, a U.K.-based department store (“HOF”), which allows us to operate the watch department in certain HOF stores.  Under this agreement, we own the inventory within the HOF store, provide the labor to operate the department and pay to HOF a commission on the retail watch sales generated in such stores.  As of January 5, 2008, we operated the watch department in 50 HOF stores that generated net sales of approximately $12.3 million during 2007.  Although we include the net sales derived from the HOF stores in our direct to consumer segment, we do not include the number of locations associated with this arrangement in our retail store count.

Internet sales.    In November of 1996, we established our first e-commerce website with the launch of www.fossil.com.  In October 2007, we launched our first e-commerce site outside the United States in Germany.  Each site features a full selection of geographically appropriate FOSSIL brand watches, sunglasses, leather goods, apparel and jewelry.  The site also provides customer service, company news and shareholder information.  Our site is continually updated to provide a fresh look and an easy-to-navigate format that enhances the brand image, while allowing consumers a pleasing shopping experience or a preview of what they may find at their local store carrying the brand. Since its launch, the www.fossil.com has been promoted consistently in support of online brand and direct sales goals.  Online marketing efforts include: search/keyword marketing programs through major search partners including Google, Yahoo and MSN; online “storefront” relationships with websites such as America Online, Microsoft Network, Amazon and Yahoo; regular e-mail communications sent , using SilverPop, to over one million registered consumers; product and promotional banners presented on affiliate sites through integration partners Commission Junction and Performics; and online brand initiatives in support of viral, sweepstakes and traditional brand initiatives. In support of certain seasonal initiatives we have partnered with groups such as Tacoda, Bravo Network / Project Runway and Expedia.   We have leveraged our e-commerce infrastructure by opening additional sites to support our licensed and owned brands that include www.michele.com, www.zodiacwatches.com, www.emporioarmaniwatches.com, and www.dieseltimeframes.com as well as an international branding site located at http://global.fossil.com/.  We also leverage our e-commerce infrastructure to support a business-to-business site that allows United States specialty retail accounts access to real-time inventory, account information and automated order processing.

During fiscal years 2007, 2006 and 2005, respectively, our direct to consumer segment that include sales from company-owned stores, catalogs, and e-commerce businesses accounted for approximately 17.8%, 18.2% and 16.6% of net sales, respectively.

Catalog. In fiscal 2007, we distributed approximately 7.0 million FOSSIL catalogs, an increase from 4.2 million in 2006, through our company-owned stores in the United States and in mailings to our database of customers collected principally through our website. While catalog sales represent a small portion of FOSSIL brand net sales, we view this initiative as a key communication and advertising tool for the brand, further enhancing and focusing the brand image as well as promoting sales across all of our distribution channels.

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

We permit the return of damaged or defective products. In addition, although we have no obligation to do so, we accept limited amounts of product returns from our customers in certain other instances. Accordingly, we provide allowances for the estimated amount of product returns. The allowances for product returns as of the end of fiscal years 2007, 2006 and 2005 were $41.9 million, $38.3 million and $32.1 million, respectively. We have not historically experienced returns in excess of our aggregate allowances.

Backlog

It is the practice of a substantial number of our customers not to confirm orders by delivering a formal purchase order until a relatively short time prior to the shipment of goods. As a result, the amount of unfilled customer orders includes confirmed orders and orders that we believe will be confirmed by delivery of a formal purchase order. A majority of such amounts represent orders that have been confirmed. The remainder of such amounts represents orders that we believe, based on industry practice and prior experience, will be confirmed in the ordinary course of business. Our backlog at a particular time is affected by a number of factors, including seasonality and the scheduling of the manufacture and shipment of products. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. At the end of 2007, we had unfilled customer orders of approximately $165 million compared to $115 million and $84 million for fiscal years 2006 and 2005, respectively.

Manufacturing

During 2007, of the watches we procure from the Far East, approximately 55% were assembled through our two majority-owned entities.  The remaining 45% of the watches we procure from Fossil East are assembled by approximately 60 unrelated factories located primarily in Hong Kong and China. Although we have no ownership interest in these unrelated factories, Fossil East still maintains control of the supply chain from design through final delivery of the finished product. We believe substantial ownership of the assembly factories that produce a majority of our fashion watches is critical to our operating model, as we believe this allows us to keep our designs proprietary, control the size of our production runs and vertically manage our supply chain. Production of approximately 80% of the jewelry product we sell is managed through one of our majority-owned entities in Hong Kong that sources the manufacture of this product in China.  The remaining 20% is manufactured by approximately twenty factories located primarily in China.  All of our leather accessory and apparel product production is outsourced.  We believe that our policy of outsourcing the production of our leather and apparel product allows us flexibility in selection of our suppliers while avoiding significant capital expenditures, build-ups of work-in-process inventory and the costs of managing a substantial production work force. Our Swiss-made watches are assembled primarily in three third party factories within Switzerland.

The principal components used in the assembly of our watches are cases, crystals, dials, movements, hands, bracelets and straps. These components are obtained from a large number of suppliers located principally in China, Hong Kong, Italy, Japan, Korea, India, Switzerland, Taiwan and Thailand. The majority of the movements used in the assembly of our watches are supplied by four principal vendors.  One case and bracelet vendor produces approximately 30% of our global demands. No other single component supplier accounted for more than 10% of component supplies in 2007. The principal materials used in the manufacture of our jewelry products are sterling silver, stainless steel, semi-precious stones, and natural and synthetic materials. These components are primarily obtained from the same factories that we use for our watches.  Except for the case and bracelet vendor, we do not believe that our business is materially dependent on any single component supplier.

We believe that we have established and maintain close relationships with a number of component manufacturers and assembly operations located in Hong Kong, China and Switzerland. In 2007, two separate watch assembly factories that are majority-owned by us each accounted for 10% or more of our watch production. The loss of any one of these factories could temporarily disrupt shipments of certain of our watches. However, as a result of the number of component manufacturers and assembly operations from which we purchase our components and finished watches, we believe that we could arrange for the shipment of goods from alternative sources within approximately 90 days on terms that are not materially different from those currently available to us. Accordingly, we do not believe that the loss of any single assembly operation would have a material adverse effect on our business. However, our future success will generally depend upon our ability to maintain close relationships with, or ownership of, our current suppliers and to develop long-term relationships with other suppliers that satisfy our requirements for price and production flexibility.

Our products are assembled or manufactured according to plans that reflect management’s estimates of product performance based on recent sales results, current economic conditions and prior experience with manufacturing sources. The average lead time from the commitment to purchase products through the production and shipment thereof ranges from two to four months in the case of watches, leather goods, jewelry, eyewear and apparel.  We believe that the close relationships and, in certain cases, ownership interest, that we have established and maintain with our principal assembly or manufacturing sources constitute a significant competitive advantage and allow us to quickly and efficiently introduce innovative product designs and alter production in response to the retail performance of our products.

Quality control

Our quality control program attempts to ensure that our products meet the standards established by our product development staff. Samples of products are inspected by us prior to the placement of orders with factories to ensure compliance with our specifications and we typically inspect prototypes of each product before production runs commence. The operations of our factories located in Hong Kong and China are monitored on a periodic basis by Fossil East, and the operations of our factories located in Switzerland are monitored on a periodic basis by Montres Antima SA, one of our foreign operating subsidiaries.  Substantially all of our watches and certain of our other accessories are inspected by personnel of Fossil East or by the factory prior to shipment to us. Final inspections on a sampling basis occur when the products are received in our distribution centers. We believe that our policy of inspecting our products at the assembly/manufacturing facility, prior to shipment and at our distribution facilities is important to maintain the quality, consistency and reputation of our products.

Distribution

Upon completion of assembly/manufacturing, the majority of our products are shipped to one of our warehousing and distribution centers in Texas or Germany, from which they are shipped to regional subsidiary warehouses or directly to customers in selected markets. Our centralized warehouse and distribution facilities in Texas and Germany allow us to maximize our inventory management and distribution capabilities and more readily meet the varying distribution requirements placed on us by our customers at a lower cost.  Our facilities in Texas and Germany are equipped with automated material handling equipment operated by world-class software from SAP AG and Manhattan Associates. The automated equipment and operating systems, in conjunction with the continual manual sampling of our outgoing orders prior to shipment, are important in maintaining the quality, accuracy, speed, and reputation of our products and distribution service.

Our warehouse and distribution facilities in Texas operate in a special purpose sub-zone established by the U.S. Department of Commerce Foreign Trade Zone Board.  As a result of the establishment of the sub-zone, the following economic and operational advantages are available to us: (i) we may not have to pay duty on imported merchandise until it leaves the sub-zone and enters the U.S. market, (ii) we may not have to pay any U.S. duty on merchandise if the imported merchandise is subsequently shipped to locations outside the U.S. and (iii) we do not have to pay local property tax on inventory located within the sub-zone.

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

Inventory control.    We maintain inventory control systems at our facilities that enable us to track each product from the time it is shipped from the factory through shipment to our customers. To facilitate this tracking, a significant number of products sold by us are pre-ticketed and bar coded prior to shipment to our wholesale customers. Our inventory control systems report shipping, sales and individual stock keeping unit level inventory information. We manage the retail sales process by monitoring customer sales and inventory levels of our products by product category and style, primarily through electronic data interchange. We believe that our distribution capabilities enable us to reduce inventory risk and increase flexibility in responding to the delivery requirements of our customers. Our management believes that our electronic data interchange efforts will continue to grow in the future as customers focus further on increasing operating efficiencies. In addition, we maintain systems that are designed to track inventory movement through our company-owned stores. Detailed sales transaction records are accumulated on each store’s point-of-sale system and polled nightly by us.

Enterprise resource planning.  Over the next few years we intend to continue implementing our enterprise resource planning system from SAP AG throughout certain of our subsidiary operations located in Europe.  This software is installed on a single site platform located in our U.S. headquarter facility and is operated on an IBM mainframe. The software currently supports the human resources, sales and distribution, inventory planning, retail merchandising and operational and financial reporting systems of our U.S. businesses and certain subsidiary operations in Europe. The financial, sales and distribution, inventory planning and reporting system implementations were principally completed in the U.S., Germany and France during 2003, 2004 and 2005, respectively. The human resources and retail systems were implemented for our operations in the U.S. during 2005 and 2007, respectively.  We do not believe our subsidiary sales operations in the Far East are of a size to effectively benefit from our SAP software application.  However, over the next few years, we plan to implement our SAP planning module in Hong Kong to support our supply chain.  We have implemented Navision as our standard system throughout most of our Far East distribution subsidiary operations.  During 2007, we implemented this system in our principal Hong Kong office and China assembly facilities.  The Navision system supports many of the same functions as our SAP system on a local country level.

Warranty and repair

Our FOSSIL watch products sold in the U.S. are covered by a limited warranty against defects in materials or workmanship for a period of 11 years from the date of purchase.  RELIC watch products are covered by a comparable 12 year warranty while EMPORIO ARMANI, BURBERRY, MICHELE and ZODIAC watches are covered by a two year limited warranty.  Other licensed watch products generally are covered by a one year limited warranty. Generally, all of our watch products sold in Canada, Europe and Asia are covered by a two year limited warranty. The majority of our defective watch products returned by consumers are processed at our centralized repair facilities in Texas and France. We also maintain repair facilities at a majority of our subsidiaries as well as through our network of distributors to handle repairs which are minor in nature or are not convenient to one of our centralized repair facilities. In most cases, defective products under warranty are repaired by our personnel or distributors. We attempt to retain adequate levels of component parts to facilitate after-sales service of our watches, even after the discontinuance of specific styles. In 2001, we developed and implemented a component parts system that tracks the inventory of our various component replacement parts that can be utilized by the repair facilities for identifying stock levels and availability and for procurement. Watch and non-watch products under warranty that cannot be repaired in a cost-effective manner are replaced by us at no cost to the customer.

Governmental regulations

Imports and import restrictions.  Most of our products are assembled or manufactured overseas. As a result, the U.S. and countries in which our products are sourced or sold may from time to time modify existing or impose new quotas, duties (including antidumping or countervailing duties), tariffs or other restrictions in a manner that adversely affects us. For example, our products imported to the U.S. are subject to U.S. customs duties and, in the ordinary course of our business we may from time to time be subject to claims by the U.S. Customs Service for duties and other charges. Factors that may influence the modification or imposition of these restrictions include the determination by the U.S. Trade Representative that a country has denied adequate intellectual property rights or fair and equitable market access to U.S. firms that rely on intellectual property, trade disputes between the U.S. and a country that leads to withdrawal of “most favored nation” status for that country and economic and political changes within a country that are viewed unfavorably by the U.S. government. We cannot predict the effect, if any, these events would have on our operations, especially in light of the concentration of our assembly and manufacturing operations in Hong Kong and China.

General.    Our sunglass products are subject to regulation by the U.S. Food and Drug Administration as medical devices, and certain of our dials and watch straps are subject to regulation by the U.S. Fish and Wildlife Service.  In addition, we are subject to various state and federal regulations generally applicable to similar businesses.

Intellectual property

Trademarks.    We use the FOSSIL, RELIC, MICHELE and ZODIAC trademarks as well as  other trademarks on certain of our watches, leather goods, apparel and other fashion accessories in the U.S. and in a significant number of foreign countries.  We have taken steps to establish or provide additional protection for our trademarks by registering or applying to register our trademarks for relevant classes of products in each country wherein our products are sold in addition to certain foreign countries where it is our intent to market our products in the future.  Each trademark is renewable indefinitely, so long as we continue to use the mark in the applicable jurisdiction and make the appropriate filings when required. We aggressively protect our trademarks and trade dress and pursue infringement both domestically and internationally. We also pursue counterfeiters both domestically and internationally through leads generated internally, as well as through business partners worldwide. In certain cases we track serial numbers of our products or we etch microscopic identification numbers on certain of our watches in order to identify potential customers who might be diverting product into a parallel market.

Patents.    We continue to explore innovations in the design and assembly of our watch products and are involved in the development of technology enhanced watches.  As a result, we have been granted, and have pending, various U.S. and international design and utility patents related to certain of our watch designs and features. We also have been granted, and have pending, various U.S. patents related to certain of our other products and technologies.  The expiration date of our two material U.S. patents is April 12, 2019.

License Agreements.    A portion of our growth in sales and net income is, and is expected to continue to be, derived from the sales of products produced under licensing agreements with third parties. Under these license agreements, we generally have the right to produce, market and distribute certain products utilizing the brand names of other companies. Our material license agreements have various expiration dates between 2008 and 2013. The EMPORIO ARMANI and DKNY licenses expire on December 31, 2008 and 2009, respectively. We are currently negotiating with the owners of the EMPORIO ARMANI brand for new license agreements and expect to begin negotiations with the owners of the DKNY brand in 2008.

Seasonality

Although the majority of our products are not seasonal, our business is seasonal by nature.  A significant portion of our net sales and operating income are generated during the third and fourth quarter of our fiscal year, which includes the “back to school” and Christmas season. Additionally, as our owned-retail sales increase as a percentage of our sales mix, it will benefit our sales and profitability in the fourth quarter, generally at the expense of the first and second quarter when it is more difficult to leverage retail expenses against the stores’ sales. The amount of net sales and operating income generated during the fourth quarter also depends upon the anticipated level of retail sales during the Christmas season, as well as general economic conditions and other factors beyond our control.  In addition, the amount of net sales and operating income generated during the first quarter depends in part upon the actual level of retail sales during the Christmas season.  Lower levels of inventory held by our wholesale customers at the end of the Christmas season may result in higher levels of restocking orders placed by them.

Competition

The businesses in which we compete are highly competitive and fragmented. We believe that the current market for watches can be divided into four segments, ranging from lower price point watches that are typically distributed through mass market channels to luxury watches at higher price points that are typically distributed through fine watch departments of upscale department stores or upscale specialty watch and fine jewelry stores.  Our watch business generally competes with a number of established manufacturers, importers and distributors in many of these segments, including, Armitron, Citizen, Gucci, Kenneth Cole, LVMH Group, Movado, Raymond Weil, Seiko, Swatch, Swiss Army, TAG Heuer and Timex. In addition, our leather goods, sunglass, jewelry and apparel businesses compete with a large number of established companies that have significantly greater experience than us in designing, developing, marketing and distributing such products. In all of our businesses, we compete with numerous manufacturers, importers and distributors who may have significantly greater financial, distribution, advertising and marketing resources than us. Our competitors include distributors that import watches, accessories and apparel from abroad, U.S. companies that have established foreign manufacturing relationships and companies that produce accessories and apparel domestically.

Although the level and nature of competition varies among our product categories and geographic regions, we believe that we compete on the basis of style, price, value, quality, brand name, advertising, marketing, distribution and customer service. We believe that our ability to identify and respond to changing fashion trends and consumer preferences, to maintain existing relationships and develop new relationships with manufacturing sources, to deliver quality merchandise in a timely manner and to manage the retail sales process are important factors in our ability to compete.  We also believe that our distinctive business model of owning the distribution in key markets and offering a globally recognized portfolio of proprietary and licensed brands allows for many competitive advantages over smaller, regional or local competitors.  This “ownership of the market” allows us to bypass the local distributor’s cost structure resulting in more competitively priced products while also generating higher product and operating margins.

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

Employees

As of the end of fiscal year 2007, we employed approximately 6,000 persons, including approximately 2,500 persons employed by our foreign operating subsidiaries.

None of our domestic or foreign-based employees are represented by a trade union, however certain European-based employees are represented by work councils, consisting of certain of the current employees who negotiate with management on behalf of all the employees. We have never experienced a work stoppage and consider our working relationship with our employees and work councils to be good.

Item 1A.  Risk Factors

The statements contained and incorporated by reference in this Annual Report on Form 10-K that are not historical facts, including, but not limited to, statements regarding our expected financial position, results of operations, business and financing plans found in Item 1. Business and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. The words “may”, “believes”, “expects”, “plans”, “intends”, “anticipates” and similar expressions identify forward-looking statements. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements.

Our actual results may differ materially due to the risks and uncertainties discussed in this Annual Report on Form 10-K, including those discussed below. Accordingly, readers of this Annual Report on Form 10-K should consider these facts in evaluating the information and are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our success also depends upon our ability to continue to develop innovative products in the respective markets in which we compete.  If we are unable to successfully introduce new products, or if our competitors introduce superior products, customers may purchase increasing amounts of products from our competitors, which could adversely affect our sales and results of operations.

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

The failure of new product designs or new product lines to gain market acceptance could also adversely affect our business and the image of our brands.  Achieving market acceptance for new products may also require substantial marketing efforts and expenditures to expand consumer demand.  These requirements could strain our management, financial and operational resources.  If we do not continue to develop innovative products that provide better design and performance attributes than the products of our competitors and that are accepted by consumers, or if our future product lines misjudge consumer demands, we may lose consumer loyalty, which could result in a decline in our sales and market share.

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

We maintain an inventory of selected products that we anticipate will be in high demand. We may be unable to sell the products we have ordered in advance from manufacturers or that we have in our inventory. Inventory levels in excess of customer demand may result in inventory write-downs or the sale of excess inventory at prices below our standard levels. These events could significantly harm our operating results and impair the image of our brands. Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply quality products in a timely manner, we may experience inventory shortages, which might result in unfilled orders, negatively impact customer relationships, diminish brand loyalty and result in lost revenues, any of which could harm our business.

The loss of any of our license agreements, pursuant to which a number of our products are produced, may result in the loss of significant revenues and may adversely affect our business.

A portion of our growth in sales and net income is, and is expected to continue to be, derived from the sales of products produced under license agreements with third parties.  Under these license agreements, we generally have the right to produce, market and distribute certain products utilizing the brand names of other companies.  We sell products under certain licensed brands, including, but not limited to, ADIDAS, EMPORIO ARMANI, BURBERRY, DIESEL, DKNY, MARC BY MARC JACOBS and MICHAEL Michael Kors.  Sales of our licensed products amounted to 34.4% of our sales for fiscal year 2007, with certain individual licensed brands accounting for a significant portion of our revenues.  Our material license agreements have various expiration dates between 2008 and 2013.  In addition, certain license agreements may require us to make minimum royalty payments, subject us to restrictive covenants or require us to comply with certain other obligations and may be terminated by the licensor if these or other conditions are not met or upon certain events.  We may not be able to continue to meet our obligations or fulfill the conditions under these agreements in the future.  In addition, we may be unable to renew our existing license agreements beyond the current term or obtain new license agreements to replace any lost license agreements on similar economic terms or at all.  The failure by us to maintain or renew one or more of our existing material license agreements could result in a significant decrease in our sales and have a material adverse affect on our results of operations.

Our license agreements may require minimum royalty commitments regardless of the level of product sales under these agreements.

With respect to our license agreements, we have in the past experienced, and could again in the future experience, instances where minimum royalty commitments under these agreements exceeded royalties payable based upon our sales of such licensed products.  We incurred royalty expense of approximately $60.7 million, $44.1 million and $34.6 million in fiscal years 2007, 2006 and 2005, respectively.  We also have agreements in effect at the end of fiscal year 2007 which expire on various dates from December 2008 through December 2013 that require us to pay royalties ranging from 3% to 20% of defined net sales.

Fluctuations in the price, availability and quality of raw materials could cause delays and increase costs.

Fluctuations in the price, availability and quality of the raw materials used in our products could have a material adverse effect on our cost of sales or ability to meet our customers’ demands.  The price and availability of such raw materials may fluctuate significantly, depending on many factors, including natural resources, increased freight costs, increased labor costs and weather conditions.  In the future we may not be able to pass all or a portion of such higher raw materials prices on to our customers.

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

The majority of our watch products are currently assembled to our specifications by our majority owned entities in Asia and Switzerland with the remainder assembled by unrelated entities.  Certain of our other products are currently manufactured to our specifications by independent manufacturers in international locations, including China, Hong Kong, Italy, Korea, Mexico and Taiwan.  We have no long-term contracts with these independent manufacturing sources and compete with other companies for production facilities.  All transactions between us and our independent manufacturing sources are conducted on the basis of purchase orders.  Our future success will depend upon our ability to maintain close relationships with our current suppliers and to develop long-term relationships with other suppliers that satisfy our requirements for price, quality and production flexibility.

If an independent manufacturer or license partner of ours fails to use acceptable labor practices, our business could suffer.

We have no control over the ultimate actions or labor practices of our independent manufacturers.  The violation of labor or other laws by one of our independent manufacturers, or by one of our license partners, or the divergence of an independent manufacturer’s or license partner’s labor practices from those generally accepted as ethical in the United States or other countries in which the violation or divergence occurred, could interrupt or otherwise disrupt the shipment of finished products to us or damage our reputation.  Any of these, in turn, could have a material adverse effect on our financial condition and results of operations.  As a result, should one of our independent manufacturers or licensors be found in violation of state or international labor laws, we could suffer financial or other unforeseen consequences.

We extend unsecured credit to our customers and are therefore vulnerable to any financial difficulties they may face.

We sell our merchandise primarily to department stores and specialty retail stores in over 90 countries worldwide.  We extend credit based on an evaluation of each customer’s financial condition, usually without requiring collateral.  Should any of our larger customers experience financial difficulties, we could curtail business with such customers or assume more credit risk relating to such customers’ receivables.  Our inability to collect on our trade accounts receivable relating to such customers could have a material adverse effect on the amount of sales revenue that we receive and our results of operations.

We do not maintain long-term contracts with our customers and are unable to control their purchasing decisions.

We do not maintain long-term purchasing contracts with our customers and therefore have no contractual leverage over their purchasing decisions.  A decision by a major department store or other significant customer to decrease the amount of merchandise purchased from us or to cease carrying our products could have a material adverse effect on our sales and operating strategy.

Our ability to continue our sales growth is dependent upon the implementation of our growth strategy, which we may not be able to achieve.

During recent years, we have experienced substantial growth in sales.  Our ability to continue this growth is dependent on the successful implementation of our business strategy.  This includes diversification of our product offerings, expansion of our company-owned accessory locations and certain strategic acquisitions.  If we are not successful in the expansion of our product offerings or our new products are not profitable or do not generate sales comparable to those of our existing businesses, our results of operations could be negatively impacted.  Another element of our business strategy is to place increased emphasis on growth in selected international markets.  If our brand names and products do not achieve a high degree of consumer acceptance in these markets, our sales could be adversely affected.

We also operate FOSSIL brand stores and other non-FOSSIL branded stores and have historically expanded our company-owned accessory and outlet locations to further strengthen our brand image.  As of January 5, 2008, we operated 244 stores worldwide.  The costs associated with leasehold improvements to current stores and the costs associated with opening new stores could materially increase our costs of operation.

Our plan to significantly increase our store base may not be successful, and implementation of this plan may divert our operational, managerial and administrative resources, which could impact our competitive position.

Each year, we have historically expanded our store base.  During fiscal 2008, we intend to further expand our store base by between 80 and 85 stores.  Thereafter, in the near term, we plan to continue to significantly expand our store base annually.  The success of our business depends, in part, on our ability to open new stores and renew our existing store leases on terms that meet our financial targets.  Our ability to open new stores on schedule or at all, to renew existing store leases on favorable terms or to operate them on a profitable basis will depend on various factors, including our ability to:

•	identify suitable markets for new stores and available store locations;

•	negotiate acceptable lease terms for new locations or renewal terms for existing locations;

•	manage and expand our infrastructure to accommodate growth;

•	hire and train qualified sales associates;

•	develop new merchandise and manage inventory effectively to meet the needs of new and existing stores on a timely basis;

•	foster current relationships and develop new relationships with vendors that are capable of supplying a greater volume of merchandise; and

•	avoid construction delays and cost overruns in connection with the build-out of new stores.

Our plans to expand our store base may not be successful and the implementation of these plans may not result in an increase in our sales even though they increase our costs.  Additionally, implementing our plans to expand our store base will place increased demands on our operational, managerial and administrative resources.  The increased demands of operating additional stores could cause us to operate less effectively, which could cause the performance of our existing stores and our wholesale operations to suffer materially.  Any of these outcomes of our attempted expansion of our store base could have a material adverse effect on the amount of sales revenue that we receive and our results of operations.

Our direct to consumer business segment operates in the highly competitive specialty retail, e-commerce and catalog industry and the size and resources of some of our competitors are substantially greater than ours, which may allow them to compete more effectively.

We face intense competition in the specialty retail, e-commerce and catalog industry. We compete primarily with specialty retailers, high-end department stores, catalog retailers and internet businesses that engage in the retail sale of watches, accessories and apparel. We believe that the principal basis upon which we compete is the quality and design of merchandise and the quality of customer service. We also believe that price is an important factor in our customers’ decision-making process. Many of our competitors are, and many of our potential competitors may be, larger and have greater financial, marketing and other resources and therefore may be able to adapt to changes in customer requirements more quickly, devote greater resources to the marketing and sale of their products and generate greater national brand recognition than we can. This intense competition and greater size and resources of some of our competitors could have a material adverse effect on the amount of sales revenue that we receive and our results of operations.

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

Our competitors are established companies that may have greater experience than us in a number of crucial areas, including design and distribution.

There is intense competition in each of the businesses in which we compete.  In all of our businesses, we compete with numerous manufacturers, importers and distributors who may have significantly greater financial, distribution, advertising and marketing resources than us.  Our competitors include distributors that import watches, accessories and apparel from abroad, United States companies that have established foreign manufacturing relationships and companies that produce accessories and apparel domestically.  Our results of operations and market position may be adversely affected by our competitors and their competitive pressures in the watch, fashion accessory and apparel industries.

We have key facilities in the United States and overseas, the loss or regulation of any of which could harm our business.

Our administrative and distribution operations in the United States are conducted primarily from four separate facilities located in the Dallas, Texas area.  Our operations internationally are conducted from various administrative, distribution and assembly facilities outside of the United States, particularly in China, Germany, Hong Kong and Switzerland.  The complete or temporary loss of use of all or part of these facilities could have a material adverse effect on our business.

Our warehouse and distribution facilities in Dallas and Richardson, Texas are operated in a special purpose sub-zone established by the U.S. Department of Commerce Foreign Trade Zone Board.  Although the sub-zone allows us certain tax advantages, the sub-zone is highly regulated by the U.S. Customs Service.  This level of regulation may cause disruptions or delays in the distribution of our products out of these facilities.  Under some circumstances, the U.S. Customs Service has the right to shut down the entire sub-zone and, therefore, our entire warehouse and distribution facilities.  During the time that the sub-zone is shut down, we may be unable to adequately meet the supply requests of our customers and our company-owned retail stores, which could have an adverse effect on our sales, relationships with our customers, and results of operations, especially if the shut down were to occur during our third or fourth quarter.

Our implementation of a new enterprise resource planning system could disrupt our computer system and divert management time.

In 2003, we began implementing an enterprise resource planning system from SAP AG, a German software company.  We implemented the new enterprise resource planning system in our U.S., Germany and France locations in 2003, 2004 and 2005, respectively.  Over the next few years, we intend to replace our existing enterprise resource planning systems and other principal financial systems in certain other subsidiaries located in Europe with software systems provided by SAP AG.  We have implemented Navision as our standard system throughout most of our Far East distribution subsidiary operations.  During 2007, we implemented this system in our principal Hong Kong office and China assembly facilities.  Our current expansion plans may place significant strain on our management, working capital, financial and management control systems and staff.  The failure to maintain or upgrade financial and management control systems, to recruit additional staff or to respond effectively to difficulties encountered during expansion could have a material adverse effect on our ability to respond to trends in our target markets, market our products and meet our customers’ requirements.  The sustained disruption or failure of our systems due to force majeure or as part of an upgrade, conversion or other systems maintenance could result in the same adverse effects.

Changes in the mix of product sales demand could negatively impact our gross profit margins.

Our gross profit margins are impacted by our sales mix.  Sales from our direct to consumer segment and international and licensed watch businesses generally provide gross margins in excess of our historical consolidated gross profit margin, while accessory products generally provide gross profit margins below our historical consolidated gross profit margin.  If future sales from our direct to consumer segment and international and licensed watch businesses do not increase at a faster rate than our United States accessory business, our gross profit margins may grow at a slower pace, cease to grow, or decrease relative to our historical consolidated gross profit margin.  We have also recently begun distributing private label product to the mass market channel at gross profit margins significantly lower than our historical consolidated gross profit margin.  Future growth in this channel at rates in excess of our consolidated net revenue growth rate could negatively impact our consolidated gross profit margins.

Our industry is subject to pricing pressures that may adversely impact our financial performance.

We assemble or source many of our products offshore because such products generally cost less to make, primarily because labor costs are lower.  Many of our competitors also source their product requirements offshore to achieve lower costs, possibly in locations with lower costs than our offshore operations, and those competitors may use these cost savings to reduce prices.  To remain competitive, we must adjust our prices from time to time in response to these industry-wide pricing pressures.  Our financial performance may be negatively affected by these pricing pressures if we are forced to reduce our prices and we cannot reduce our production costs or our production costs increase and we cannot increase our prices.

Our failure to protect or enforce our intellectual property may harm our business.

Our trademarks, patents and other intellectual property rights are important to our success and competitive position.  We are devoted to the establishment and protection of our trademarks, patents and other intellectual property rights in those countries where we believe it is important to our ability to sell our products.  However, we cannot be certain that the actions we have taken will result in enforceable rights, will be adequate to protect our products in every country where we may want to sell our products, will be adequate to prevent imitation of our products by others or will be adequate to prevent others from seeking to prevent sales of our products as a violation of the trademarks, patents or other intellectual property rights of others.  The failure to obtain trademark, patent or other intellectual property rights could materially harm our business. Additionally, we rely on the patent, trademark and other intellectual property laws of the United States and other countries to protect our proprietary rights.  Even if we are successful in obtaining appropriate trademark, patent and other intellectual property rights, we may be unable to prevent third parties from using our intellectual property without our authorization, particularly in those countries where the laws do not protect our proprietary rights as fully as in the United States.  Because we sell our products internationally and are dependent on foreign manufacturing in Hong Kong and China, we are significantly dependent on foreign countries to protect our intellectual property.  The use of our intellectual property or similar intellectual property by others could reduce or eliminate any competitive advantage we have developed, causing us to lose sales or otherwise harm our business.  Further, if it became necessary for us to resort to litigation to protect our intellectual property rights, any proceedings could be burdensome, costly and we may not prevail.

Our products may infringe the intellectual property rights of others, which may cause us to incur unexpected costs or prevent us from selling our products.

We cannot be certain that our products do not and will not infringe upon the intellectual property rights of others.  We may be subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of the intellectual property rights of third parties by us or our customers in connection with their use of our products. Any such claims, whether or not meritorious, could result in costly litigation and divert the efforts of our personnel. Moreover, should we be found liable for infringement, we may be required to enter into licensing agreements (if available on acceptable terms or at all) or to pay damages and cease making or selling certain products.  Moreover, we may need to redesign or rename some of our products to avoid future infringement liability.  Any of the foregoing could cause us to incur significant costs and prevent us from manufacturing or selling our products.

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

We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002. These provisions provide for the identification of material weaknesses in internal controls over financial reporting, which is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls and disclosure controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions, such as growth of the company or increased transaction volume, or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

In addition, discovery and disclosure of a material weakness, by definition, could have a material adverse impact on our financial statements.  Such an occurrence could discourage certain customers or suppliers from doing business with us, cause downgrades in our debt ratings leading to higher borrowing costs and affect how our stock trades.  This could in turn negatively affect our ability to access public debt or equity markets for capital.

Factors Relating to Our International Operations

Factors affecting international commerce and our international operations may seriously harm our financial condition.

We generate a significant portion of our revenues from outside of the United States, and we anticipate that revenue from our international operations could account for an increasingly larger portion of our net sales.  Our international operations are directly related to, and dependent on, the volume of international trade and foreign market conditions.  International commerce and our international operations are subject to many risks, some of which are discussed in more detail below, including:

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

We sell our products in certain international markets mainly through independent distributors.  If a distributor fails to meet annual sales goals, it may be difficult and costly to locate an acceptable substitute distributor.  If a change in our distributors becomes necessary, we may experience increased costs, as well as a substantial disruption in, and a resulting loss of, sales and profits.

Foreign currency fluctuations could adversely impact our financial condition.

We generally purchase our products in U.S. dollars.  However, we source a significant amount of our products overseas and, as such, the cost of these products purchased by our subsidiaries may be affected by changes in the value of the currencies, including the Australian Dollar, British Pound, Canadian Dollar, Chinese Yuan, Danish Krone, Euro, Hong Kong dollar, Indian Rupee, Japanese Yen, Korean Won, Malaysian Ringgit, Mexican Peso, Norwegian Kroner, Singapore Dollar, Swedish Krona, Swiss Franc and Taiwanese Dollar.  Due to our dependence on manufacturing operations in China, changes in the value of the Chinese Yuan may have a material impact on our supply channels and manufacturing costs, including component and assembly costs.  Changes in the currency exchange rates may also affect the relative prices at which we and our foreign competitors sell products in the same market.  Although we utilize forward contracts to mitigate foreign currency risks (mostly relating to the Euro and the British Pound), if we are unsuccessful in mitigating these risks, foreign currency fluctuations may have a material adverse impact on the results of our operations.

Because we are dependent on foreign manufacturing we are vulnerable to changes in economic and social conditions in Asia and disruptions in international travel and shipping.

Because a substantial portion of our watches and certain of our handbags, sunglasses and other products are assembled or manufactured in Hong Kong and China, our success will depend to a significant extent upon future economic and social conditions existing in Hong Kong and China.  If the factories in Hong Kong and China were disrupted for any reason, we would need to arrange for the manufacture and shipment of products by alternative sources.  Because the establishment of new manufacturing relationships involves numerous uncertainties, including those relating to payment terms, costs of manufacturing, adequacy of manufacturing capacity, quality control and timeliness of delivery, we are unable to predict whether such relationships would be on terms that we regard as satisfactory.  Any significant disruption in our relationships with our manufacturing sources located in Hong Kong and

China would have a material adverse effect on our ability to manufacture and distribute our products.  Restrictions on travel to and from these and other regions, similar to those imposed during the outbreak of Severe Acute Respiratory Syndrome in 2003, commonly known as SARS, and any delays or cancellations of customer orders or the manufacture or shipment of our products on account of SARS or other syndromes could have a material adverse effect on our ability to meet customer deadlines and timely distribute our products in order to match consumer tastes.

Risks associated with foreign government regulations and U.S. trade policy may affect our foreign operations and sourcing.

Our businesses are subject to risks generally associated with doing business abroad, such as foreign governmental regulation in the countries in which our manufacturing sources are located, primarily Hong Kong and China.  While we have not experienced any material issues with foreign governmental regulations that would impact our arrangements with our foreign manufacturing sources, we believe that this issue is of particular concern with regard to China due to the less mature nature of the Chinese market economy and the historical involvement of the Chinese government in industry.  If regulation were to render the conduct of business in a particular country undesirable or impracticable, or if our current foreign manufacturing sources were for any other reason to cease doing business with us, such a development could have a material adverse effect on our product sales and on our supply, manufacturing and distribution channels.

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

Our apparel business is also subject to the effects of international trade agreements and regulations such as the North American Free Trade Agreement, and the activities and regulations of the World Trade Organization, referred to as the WTO.  Generally, such trade agreements benefit our apparel business by reducing or eliminating the duties and/or quotas assessed on products manufactured in a particular country.  However, trade agreements can also impose requirements that negatively impact our apparel business, such as limiting the countries from which we can purchase raw materials and setting quotas on products that may be imported into the United States from a particular country.  In addition, the WTO may commence a new round of trade negotiations that liberalize textile trade.  This increased competition could have a material adverse effect on our business, results of operations and financial condition.

Risks Relating to Our Common Stock

Many factors may cause our net revenues, operating results and cash flows to fluctuate and possibly decline which may result in declines in our stock price.

Our net sales, operating results and cash flows may fluctuate significantly because of a number of factors, many of which are outside of our control.  These factors may include, but may not be limited to, the following:

•	fluctuations in market demand for our products;

•	increased competition and pricing pressures;

•	our ability to anticipate changing customer demands and preferences;

•	our failure to efficiently manage our inventory levels;

•	our inability to manage and maintain our debt obligations;

•	seasonality in our business;

•	changes in our, and our competitors’, business strategy or pricing;

•	the successful expansion of our owned retail stores;

•	the timing of certain general and administrative expenses;

•	completing acquisitions and the costs of integrating acquired operations;

•	international currency fluctuations, operating challenges and trade regulations;

•	acts of terrorism or acts of war; and

•	government regulation.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Company Facilities.  As of the end of fiscal year 2007, we owned or leased the following material facilities in connection with our United States and international operations:

Location	Use	Square Footage	Owned / Leased
Dallas, Texas	Office, warehouse and distribution	517,500	Owned
Eggstätt, Germany	Office, warehouse and distribution	230,000	Owned
Richardson, Texas	Corporate headquarters	190,000	Owned
Richardson, Texas	Warehouse and distribution	138,000	Owned
Richardson, Texas	Office	131,541	Owned
Basel, Switzerland	European headquarters	36,113	Owned
Milton Keynes, United Kingdom	Office, warehouse and distribution	20,155	Owned/Leased
China	Manufacturing	110,231	Lease expiring in 2008
Hong Kong	Office, warehouse and distribution	52,953	Lease expiring in 2010
New York, New York	General office and showroom	26,552	Lease expiring in 2016

We also lease certain other manufacturing and/or office, warehouse and/or distribution facilities in Atlanta, Georgia; Chicago, Illinois; Los Angeles, California; Miami, Florida; Biel, Switzerland; Sweden; Taiwan; Hong Kong; Malaysia; Mexico; Singapore; New Zealand; the United Kingdom; Australia; Japan; Canada; Netherlands; China; Korea; India; Italy and France.

U.S.-based Apparel Retail Store Facilities.  As of the end of fiscal year 2007, we had entered into 33 lease agreements for retail space at prime locations in the United States for the sale of our apparel line and certain of our accessory products.  The leases, including renewal options, expire at various times from 2010 to 2018. The leases provide for minimum annual rentals and, in certain cases, for the payment of additional rent when sales exceed specified net sales amounts. We are also required to pay our pro rata share of the common area maintenance costs, including real estate taxes, insurance, maintenance expenses and utilities.

U.S.-based Accessory Retail Store Facilities.  As of the end of fiscal year 2007, we had entered into 67 lease agreements for retail space at prime locations in the United States for the sale of our full assortment of accessory products and our Modern Watch Co. stores, which include leases for 4 new stores that are scheduled to open in fiscal year 2008. The leases, including renewal options, expire at various times from 2008 to 2019. The leases provide for minimum annual rentals and, in certain cases, for the payment of additional rent when sales exceed specified net sales amounts. We are also required to pay our pro rata share of the common area maintenance costs, including real estate taxes, insurance, maintenance expenses and utilities.

U.S.-based Outlet Store Facilities.  We lease retail space at selected outlet centers throughout the United States for the sale of our products. As of the end of fiscal year 2007, we had entered into 76 such leases, which include leases for 2 new stores that are scheduled to open in fiscal year 2008.  The leases, including renewal options, expire at various times from 2008 to 2018, and provide for minimum annual rentals and for the payment of additional rent based on a percentage of sales above specified net sales amounts. We are also required to pay our pro rata share of the common area maintenance costs at each outlet center, including real estate taxes, insurance, maintenance expenses and utilities.

International Store Facilities.  At the end of fiscal year 2007, we had entered into 85 lease agreements for retail stores located outside the U.S., including leases for 10 stores that are scheduled to open in fiscal year 2008.  The leases, including renewal options, expire at various times from 2008 to 2022.  The leases provide for minimum annual rentals and, in certain cases, for the payment of additional rent when sales exceed specified net sales amounts. We are also required to pay our pro rata share of the common area maintenance costs, including real estate taxes, insurance, maintenance expenses and utilities.

We believe that our existing facilities are well maintained and in good operating condition.

Item 3.  Legal Proceedings

Three shareholder derivative lawsuits have been filed in the United States District Court for the Northern District of Texas, Dallas Division, naming us as a nominal defendant and naming all of our then current directors and certain of our current and former officers and directors as defendants.  The first suit, captioned City of Pontiac Policeman’s and Fireman’s Retirement System, derivatively on behalf of Fossil, Inc. v. Tom Kartsotis, Kosta N. Kartsotis, Michael L. Kovar, Michael W. Barnes, Mark D. Quick, Randy S. Kercho, Jal S. Shroff, Randy S. Hyne, Thomas R. Tunnel, Richard H. Gundy, Kenneth W. Anderson, Andrea Camerana, Alan J. Gold, Michael Steinberg, Donald J. Stone and Cadence Wang (Cause No. 3-06CV1672-P), was filed on September 13, 2006.  The second suit, captioned Robert B. Minich, derivatively on behalf of Fossil, Inc. v. Tom Karstotis, Kosta N. Kartsotis, Michael L. Kovar, Michael W. Barnes, Mark D. Quick, Randy S. Kercho, Jal S. Shroff, Randy S. Hyne, Thomas R. Tunnel, Richard H. Gundy, Kenneth W. Anderson, Andrea Camerana, Alan J. Gold, Michael Steinberg, Donald J. Stone and Cadence Wang (Cause No. 3-06CV1977-M), was filed on October 26, 2006.  The third suit, captioned Robert Neel, derivatively on behalf of Fossil, Inc. v. Michael W. Barnes, Richard H. Gundy, Randy S. Kercho, Mark D. Quick, Tom Kartsotis, Kosta N. Kartsotis, Jal S. Shroff, T. R. Tunnell, Michael L. Kovar, Donald J. Stone, Kenneth W. Anderson, Alan J. Gold, Michael Steinberg, and Fossil, Inc. (Cause No. 3-06CV2264-G), was filed on December 8, 2006. The complaints allege purported violations of federal securities laws and state law claims for breach of fiduciary duty, abuse of control, constructive fraud, corporate waste, unjust enrichment and gross mismanagement in connection with certain stock option grants made by us.  We believe that we have meritorious defenses to these claims, and we intend to assert a vigorous defense to the litigation.  The ultimate liability with respect to these claims cannot be determined at this time; however, we do not expect these matters to have a material impact on our financial position, operations or liquidity.

There are no other legal proceedings to which we are a party or to which our properties are subject, other than routine litigation incident to our business, which is not material to our consolidated financial condition, cash flows or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on November 14, 2007 to (i) elect one Class I Director to its board of directors for a term of one year or until his respective successor is elected and qualified, (ii) elect four Class III Directors to its board of directors for a term of three years or until their respective successors are elected and qualified and (iii) ratify the appointment of Deloitte and Touche LLP as the Company’s independent registered public accounting firm for 2007.  The table below shows the results of the stockholders’ voting:

	Votes in Favor	Votes Withheld/ Against	Abstain	Broker Non-Votes
Election of Class I Directors
James M. Zimmerman	66,485,777	240,160	—	—

Election of Class III Directors
Elaine Agather	66,485,781	240,156	—	—
Tom Kartsotis	63,306,467	3,419,470	—	—
Jal S. Shroff	65,063,747	1,662,190	—	—
Donald J. Stone	63,236,350	3,489,587	—	—

Ratification of the appointment of Deloitte and Touche LLP	66,682,643	31,316	11,978	—

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ Global Select Market under the symbol “FOSL.” Quotation of our common stock began on the NASDAQ Global Select Market on April 8, 1993.

The following table sets forth the range of quarterly high and low sales prices per share of our common stock on the NASDAQ Global Select Market for the fiscal years ended January 5, 2008 and January 6, 2007.

	High	Low
Fiscal year beginning January 7, 2007:
First quarter	$28.940	$20.980
Second quarter	31.970	26.520
Third quarter	39.340	24.810
Fourth quarter	46.250	33.280
Fiscal year beginning January 1, 2006:
First quarter	$23.840	$16.670
Second quarter	19.250	15.890
Third quarter	22.160	16.960
Fourth quarter	23.400	20.590

As of February 25, 2008, there were 145 holders of record, although we believe that the number of beneficial owners is much larger.

Cash Dividend Policy.  We did not pay any cash dividends in 2007, 2006 or 2005.  We expect that we will retain all available earnings generated by our operations for the development and growth of our business and common stock buyback programs and do not anticipate paying any cash dividends in the foreseeable future. Any future determination as to a cash dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition and future prospects and such other factors as our Board of Directors may deem relevant.

Common Stock Performance Graph

The following performance graph compares the cumulative return of the common stock over the preceding five year periods with that of the Broad Market (CRSP Total Return Index of the NASDAQ Global Select Market (US)) and the NASDAQ Retail Trade Stocks.  Each Index assumes $100 invested at December 31, 2002 and is calculated assuming quarterly reinvestment of dividends and quarterly weighting by market capitalization.

2007 COMPARATIVE TOTAL RETURNS

Fossil, Inc., NASDAQ Global Select Market and

NASDAQ Market Retail Trades Group

(Performance Results through 12/31/07)

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Fossil, Inc.	100.00	138.27	189.09	158.63	166.52	309.59
NASDAQ Global Select Market	100.00	149.52	162.72	166.18	182.57	197.98
NASDAQ Retail Trades	100.00	139.25	176.62	178.29	194.71	177.15

Recent Sales of Unregistered Securities

From September 14, 2007 to September 20, 2007, we issued 15,250 shares of our common stock upon the exercise of stock options granted to employees and contractors outside the U.S. for an aggregate of $175,521. These shares were issued in reliance upon the exemptions from registration provided pursuant to Regulation S under the Securities Act of 1933, as amended, because the shares were offered and sold outside the United States to non-U.S. persons (as defined in Regulation S).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

ISSUER PURCHASES OF EQUITY SECURITIES(1)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 7, 2007 through November 6, 2007	—	$—	—	2,000,000 shares
November 7, 2007 through December 6, 2007	114,715	$43.62	114,715	1,885,285 shares
December 7, 2007 through January 5, 2008	306,747	$43.34	306,747	1,578,538 shares
Total	421,462	$43.41	421,462	1,578,538 shares

(1) We announced a Repurchase Plan (the “Plan”) on November 13, 2007, which became effective on December 3, 2007. Under the Plan, we may repurchase shares on any Tuesday or Wednesday, either in the open market or through private transactions.  The Plan shall terminate upon the purchase of an aggregate of 2,000,000 shares of common stock or on May 1, 2008, whichever first occurs.

Item 6. Selected Financial Data

The following information should be read in conjunction with our consolidated financial statements and notes thereon.

FINANCIAL HIGHLIGHTS

Fiscal Year	2007		2006	2005		2004		2003
	IN THOUSANDS, EXCEPT PER SHARE DATA

Net sales	$1,432,984		$1,213,965	$1,043,120		$957,309		$781,175
Gross profit	742,031		608,919	535,140		502,610		398,018
Operating income	186,485		123,325	108,988		130,744		105,645
Income before taxes	187,526		118,795	102,948		136,208		106,492
Net income	123,261	(1)	77,582	75,670	(2)	89,545	(3)	66,076
Earnings per share: (4)
Basic	1.81	(1)	1.15	1.07	(2)	1.27	(3)	0.95
Diluted	1.75	(1)	1.13	1.04	(2)	1.23	(3)	0.92
Weighted average common and common equivalent shares outstanding: (4)
Basic	68,213		67,177	70,476		70,367		69,591
Diluted	70,333		68,817	72,424		72,998		71,935

Working capital	$546,410		$357,608	$326,502		$369,864		$311,709
Total assets	1,122,628		852,597	745,142		783,423		587,738
Total long-term liabilities	66,432		22,914	35,628		43,539		32,861
Stockholders' equity	771,662		602,201	526,317		524,426		422,974
Return on average stockholders' equity	18.3%		14.2%	14.0%		19.2%		17.8%

(1)          Includes $8.6 million in expenses, net of tax, relating to our voluntary evaluation of our accounting for equity-based compensation, including the appropriateness of accounting measurement dates used to determine the amounts of compensation charges and related tax effects which have been previously disclosed in filings with the U.S. Securities and Exchange Commission.

(2)          Includes a one time tax benefit of $12 million related to the repatriation of subsidiary earnings which were not considered permanently invested pursuant to the American Jobs Creation Act of 2004.

(3)          Includes one time after tax charges related to cumulative rent expense adjustments and settlement of a supplier claim of $2.0 million and $550,000 respectively.

(4)          All share and per share price data have been adjusted to reflect three-for-two stock splits effected in the form of a stock dividend paid on April 8, 2004.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary

We are a design, development, marketing and distribution company that specializes in consumer fashion accessories. Since our inception in 1984, we have grown into a global accessory company with a well-recognized branded portfolio of watches delivered over an extensive distribution network. Our extensive line of fashion watches includes our proprietary brands as well as brands licensed from some of the most prestigious companies in the world. We also offer complementary lines of handbags, small leather goods, belts, and sunglasses under the FOSSIL and RELIC brands, jewelry under the FOSSIL, DIESEL and EMPORIO ARMANI brands and FOSSIL apparel. Our centralized infrastructure in design/development and production/sourcing allows us to leverage the strength of our accessories offerings over an extensive global distribution network.

Our products are sold primarily to department stores and specialty retail stores in over 90 countries worldwide through 23 company-owned foreign sales subsidiaries and through a network of approximately 56 independent distributors. Our wholesale business for leather and sunglass products is primarily conducted through U.S. and German department stores. Our foreign operations include wholly or majority-owned subsidiaries in Australia, Austria, Canada, China, Denmark, France, Germany, Hong Kong, India, Italy, Japan, Korea, Malaysia, Mexico, the Netherlands, New Zealand, Norway, Singapore, Sweden, Switzerland, Taiwan and the United Kingdom. In addition, our products are offered at 244 company-owned retail locations, located in the United States and certain international markets; authorized FOSSIL retail stores and kiosks located in several major airports, on cruise ships and in certain international markets; over the internet at www.fossil.com; and through our direct to consumer catalog. The expansion of our product lines worldwide and leveraging of our infrastructure have contributed to our increasing net sales and operating profits.

This discussion should be read in conjuction with the Consolidated Financial Statements and the related notes attached thereto.

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

Long-lived Asset Impairment.   We test for asset impairment of property, plant and equipment and intangibles other than tradenames whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable from estimated future cash flows. We apply Statements of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in order to determine whether or not an asset is impaired.  When undiscounted cash flows estimated to be generated through the operations of our company-owned full price retail stores are less than the carrying value of the underlying assets, impairment losses are recorded in selling and distribution expenses. Should actual results or market conditions differ from those anticipated, additional losses may be recorded.

Impairment of Goodwill and Tradenames.   We evaluate goodwill for impairment annually by comparing the fair value of the reporting unit to the book value. The fair value of our reporting units is estimated using market comparable information. Based on the analysis, if the estimated fair value of each reporting unit exceeds the book value of the reporting unit, no impairment loss is recognized. We evaluate tradenames annually by comparing the fair value of the asset to the book value. The fair value of the asset is estimated using discounted cash flow methodologies. In the fourth quarter of fiscal year 2007 and 2006, we performed the required annual impairment tests and determined that no goodwill or tradename impairment existed.

Income Taxes. We record valuation allowances against our deferred tax assets, when necessary, in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.  Realization of deferred tax assets (such as net operating loss carryforwards) is dependent on future taxable earnings and is therefore uncertain. At least quarterly, we assess the likelihood that our deferred tax asset balance will be recovered from future taxable income. To the extent we believe that recovery is not likely, we establish a valuation allowance against our deferred tax asset, increasing our income tax expense in the period such determination is made.   In addition, we have not recorded U.S. income tax expense for foreign earnings that we have determined to be indefinitely reinvested.  On an interim basis, we estimate what our effective tax rate will be for the full fiscal year. The estimated annual effective tax rate is then applied to the year-to-date pre-tax income excluding significant or infrequently occurring items, to determine the year-to-date tax expense. The income tax effects of infrequent or unusual items are recognized in the interim period in which they occur. As the fiscal year progresses, we continually refine our estimate based upon actual events and earnings by jurisdiction during the year. This continual estimation process periodically results in a change to our expected effective tax rate for the fiscal year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision equals the expected annual rate.

We utilize a two-step process for the recognition and measurement of the amount of benefit to be recorded in the financial statements for tax positions taken or expected to be taken in a tax return.  This process requires that we first determine whether it is more likely than not that the tax position taken will be sustained upon examination by the taxing authority, including resolution of any appeals or litigation, on the basis of the technical merits of the position.  We measure the amount of recognizable tax benefit for each tax position meeting the recognition threshold as the largest amount that is greater than 50 percent likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.

New Accounting Standards

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value. SFAS 141(R) significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs and restructuring costs. In addition, under SFAS 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. The provisions of this standard will apply to any acquisitions we complete on or after December 15, 2008.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statement, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. The provisions of the standard will be effective for us beginning in fiscal year 2009. We are currently evaluating the effect of adopting SFAS 160, but do not expect it to have a material impact on our consolidated results of operations or financial condition.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, (“SFAS 159”). SFAS 159 introduces the fair value option, which permits entities to choose to measure eligible financial instruments at fair value at specified election dates. The entity will report unrealized gains and losses on the items on which it has elected the fair value option in earnings. SFAS 159 is effective beginning in fiscal year 2008. The adoption of SFAS 159 will not have a material impact on our consolidated results of operations or financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 provides guidance for using fair value to measure assets and liabilities. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. This standard primarily applies to those assets or liabilities that do not have a quoted market price. SFAS 157 is effective for financial assets and financial liabilities beginning in fiscal year 2008.  The effective date of SFAS 157 was delayed by the FASB for nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008.  The delayed provisions of this standard will be effective for the Company in fiscal year 2009.  The adoption of SFAS 157 will not have a material impact on the Company’s consolidated results of operations or financial condition.

In June 2006 The Emerging Issues Task Force (“EITF”) issued Issue 06-3, How Sales Taxes Collected from Customers and Remited to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“EITF 06-3”). EITF 06-3 addresses whether various non-income taxes assessed by governmental authorities should be presented gross or net in an entity’s income statement.  Non-income taxes include sales tax, use tax, excise tax, value added tax, and various taxes related to specific industries.   The consensuses in EITF 06-3 were effective beginning in fiscal year 2007.  The adoption of EITF 06-3 did not have a material impact on our consolidated results of operations or financial condition.

In June 2006, the Financial Accounting Standards Board (“FASB”) released Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48 supplements FASB Statement No. 109, Accounting for Income Taxes, by defining the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than not” to be sustained by the taxing authority.  Tax benefits associated with positions taken or to be taken on tax returns where there is uncertainty as to whether the position will be challenged by the taxing authorities will be impacted by FIN 48. FIN 48 was effective for our fiscal year 2007.  FIN 48 establishes a two-step process for the recognition and measurement of the amount of benefit to be recorded in the financial statements for tax positions taken or expected to be taken in a tax return.  This process requires the enterprise first to determine whether it is more likely than not that the tax position taken will be sustained upon examination by the taxing authority, including resolution of any appeals or litigation, on the basis of the technical merits of the position.  FIN 48 requires that an enterprise measure the amount of recognizable tax benefit for each tax position meeting the recognition threshold as the largest amount that is greater than 50 percent likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The cumulative effects of applying this interpretation resulted in a decrease of $6.1 million to the 2007 opening balance of retained earnings as a change in accounting principle.

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

Results of Operations

The following table sets forth, for the periods indicated, (i) the percentages of our net sales represented by certain line items from our consolidated statements of income and comprehensive income and (ii) the percentage changes in these line items between the years indicated.

		Percentage			Percentage
		change from			change from
Fiscal Year	2007	2006		2006	2005		2005

Net sales	100.0%	18.0%		100.0%	16.4%		100.0%
Cost of sales	48.2	14.2		49.8	19.1		48.7
Gross profit	51.8	21.9		50.2	13.8		51.3

Operating expenses	38.8	14.4		40.0	13.9		40.9

Operating income	13.0	51.2		10.2	13.2		10.4
Interest expense	—		*	0.3		*	—
Other income (expense) - net	0.1		*	(0.1)		*	(0.5)
Income before income taxes	13.1	57.9		9.8	15.4		9.9
Income taxes	4.5	55.9		3.4	51.1		2.6
Net income	8.6%	58.9%		6.4%	2.5%		7.3%

* not meaningful

The following table sets forth our consolidated net sales by segment, and components of certain segments, and the percentage of net sales related to each respective segment, and components of certain segments, for the fiscal year indicated:

	Amounts in millions			Percentage of total
Fiscal Year	2007	2006	2005	2007	2006	2005

International wholesale:
Europe	$483.9	$378.7	$316.3	33.8%	31.2%	30.3%
Other	233.2	171.8	142.1	16.2%	14.1%	13.6%
Total international wholesale	717.1	550.5	458.4	50.0%	45.3%	43.9%

United States wholesale:
Watch products	251.4	239.0	232.5	17.6%	19.7%	22.3%
Other products	209.2	203.7	179.2	14.6%	16.8%	17.2%
Total United States wholesale	460.6	442.7	411.7	32.2%	36.5%	39.5%

Direct to consumer	255.3	220.8	173.0	17.8%	18.2%	16.6%

Total net sales	$1,433.0	$1,214.0	$1,043.1	100.0%	100.0%	100.0%

Fiscal 2007 Compared to Fiscal 2006

Net Sales.   The following table is intended to illustrate by factor the total year-over-year percentage change in sales by segment and on a consolidated basis:

Analysis of Percentage Change in Net Sales Versus Prior Year

Attributable to Changes in the Following Factors

	Exchange Rates	Acquisitions	Organic Growth	Total Change
Europe wholesale	10.9%	—	16.9%	27.8%
Other international wholesale	2.3%	0.6%	32.8%	35.7%
United States wholesale	—	—	4.0%	4.0%
Direct to consumer	1.7%	—	13.9%	15.6%

Consolidated	4.0%	0.1%	13.9%	18.0%

Fiscal 2007 is a 52-week year as compared to a 53-week year for fiscal 2006. This extra week was included in the first quarter of fiscal year 2006. We estimate the extra week increased net sales and operating expenses by approximately $16.0 million and $5.0 million, respectively, during 2006.  This discussion should be read in conjunction with the Consolidated Financial Statements and the related Notes attached hereto.

European Wholesale Net Sales.   The following discussion excludes the impact on sales growth attributable to foreign currency rate changes as noted in the above table.  European wholesale sales growth was led by a 22.9% increase in licensed brand watches as a result of sales volume growth from our EMPORIO ARMANI, DKNY, DIESEL and MICHAEL KORS lines, partially offset by a decrease in sales volume growth from our ADIDAS line.  The decrease in Adidas sales volume was due to the anniversarying of the launch of the line in 2006.  Consistent growth of these licensed brands, many of which have been distributed in the European market for eight to ten years, exemplifies the Company’s ability to continually provide innovative styling and build consumer awareness and acceptance of these recognizable fashion brands. Our FOSSIL watch and jewelry businesses also experienced significant growth, increasing approximately 16.9% and 17.0%, respectively. We believe the performance of our FOSSIL watch business in Europe is the result of the consumers’ positive response to the repositioning of the brand, including its unique modern vintage styling and aspirational viewpoint.  The FOSSIL jewelry performance is primarily related to the sales volume growth of the line within Germany, where it was initially launched in 2001, and the continued roll-out of the line to other European countries.  We further believe the FOSSIL brand performance in the wholesale channel is attributable to the growth in our retail store base during the year which is furthering the awareness of the brand throughout the marketplace.

Other International Wholesale Net Sales.  The following discussion excludes the impact on sales growth attributable to foreign currency rate changes and acquisitions as noted in the above table. Other international wholesale sales include sales from our Asia Pacific, Mexico and Canada subsidiaries and export sales from the United States.  Our other international segment is growing rapidly as we expand into new markets and increase penetration of our brands in existing markets. Sales volume increases from licensed brands and FOSSIL watches in addition to our recent expansion of our owned presence in China were the primary drivers of growth.  Sales of licensed watches increased 35.3% and was principally driven by our ARMANI, DKNY, DIESEL and BURBERRY brands.  We also experienced significant growth in our FOSSIL watch line and our jewelry businesses, which grew 30.2% and 41.0%, respectively.  Our shop-in-shop concepts in the Asia-Pacific region continue to build awareness for our brands and are allowing us to gain market share within the department store environment.  With very low penetration rates in many of the countries within this segment and our recent expansion of our owned presence in China, Korea and India, we expect the segment to continue to deliver the highest percentage sales growth amongst our wholesale businesses.  We also believe that significant retail developments occurring in many of these newer markets today will allow many of our businesses the opportunity to increase in size.

Our international wholesale businesses have grown to represent 50% of our total sales and almost two-thirds of our global wholesale activities.  We believe our distinctive business model of owning the distribution in key markets and offering a globally recognized portfolio of proprietary and licensed brands, allows for many competitive advantages over smaller, regional or local competitors.  This “ownership of the market” allows us to bypass the local distributor’s cost structure resulting in more competitively priced products while also generating higher product and operating margins.  Additionally, we believe that the global recognition of our branded portfolio of watches and jewelry positions us as a significant resource to retailers throughout the international marketplace.  Our strategy is not to force any one brand into a specific market, but rather allow the market to dictate which brands are important based upon consumer preference.   We believe our global distribution network and our design and marketing capabilities will allow us to continue to take shelf space from lesser known local and regional brands.  Additionally, we believe our global infrastructure and proven success in both launching and building brands favorably positions us to continue to attract globally recognized brands as potential licensors or aquire additional brands that will position us for further penetration internationally.

United States Wholesale Net Sales.   United States wholesale watch sales increased 5.2% primarily due to sales volume growth from licensed brand watches and to a lesser extent RELIC and mass market watches, partially offset by decreases in FOSSIL brand watch sales.  Licensed watch sales increased by 28.9% and were primarily attributable to the continued roll-out of MICHAEL KORS and MARC BY MARC to additional department store doors and increased penetration of BURBERRY and DIESEL watches. The merger of Federated Department Stores and May Company has resulted in additional shelf space for our licensed brands, primarily due to Macy’s expanding the presence of these brands beyond levels experienced in the former May Company stores.  RELIC brand watch sales increased 14.0% , and we believe this growth was attributable to new styles introduced during 2007 that are gaining market share at both JCPenney and Kohl’s.  In 2007, we experienced an 8% gain in wholesale shipments of private label products to the mass distribution channel.  Based upon the current penetration levels of our offerings, we feel we have the opportunity to continue to experience growth in this category considering the overall size of the mass market channel. We attribute our growth in the mass distribution channel to further penetration of the private label products we support.  FOSSIL watch sales decreased approximately 6.8% in 2007, however, excluding sales to the off-price channel during 2007 and 2006, FOSSIL watch sales were flat between 2007 and 2006.  However, we have seen sequential quarterly improvement in wholesale shipments of FOSSIL watches during the year and the brand performed well within the department store environment during the difficult holiday period. We believe the repositioning of the brand over the last 18 months, including its unique modern vintage styling and aspirational viewpoint, is resonating well with consumers.  We believe the performance of FOSSIL watches was negatively impacted during the fourth quarter of 2007 as a result of production delays and disruptions caused by the launch of our new e-commerce platform.

Net sales in our other United States products category, that primarily include handbags, small leather goods, belts, sunglasses, jewelry and cold weather accessories, increased 2.7%.  This increase included $3.6 million and $1.6 million from the launch of our FOSSIL accessories jewelry line and cold weather category, respectively, during the second half of 2007.  Additionally, we experienced sales volume growth in FOSSIL handbags, RELIC leather goods and our sunglass business.  These increases were partially offset by sales declines in our small leather goods and belt categories of 15.9% and 39.9%, respectively. We believe the decrease in our small leather goods and belt categories are attributable to reduced consumer interest in these categories during 2007.  Our FOSSIL handbag business growth of 5.3% for the year was primarily related to a solid holiday performance resulting in a 13.5% increase during our fourth quarter.  We began shipping new styles in the FOSSIL handbag line during the second half of 2007, including a revamped core leather group geared towards the brand’s new modern vintage styling and aspiration viewpoint.  In addition, our handbag results were positively impacted by the launch of FIFTY-FOUR FOSSIL handbags, a premium line priced from $250 to $450, that we launched during the third quarter to 50 Macy’s and Dillard’s doors. RELIC leather good sales increased 8.1% and was primarily attributable to sales volume growth in our handbag line with JCPenney and Kohl’s.  Sales from our sunglass business rose 10.6% with solid results in both the FOSSIL and RELIC brand.

Direct to Consumer Net Sales.   Net sales from our retail stores worldwide increased 15.6% during the year as a result of a 20.4% increase in the average number of stores opened during the year and comparable store sales increases of 2.3%.  Net sales from our e-commerce businesses increased 1.5% which is principally attributable to the September launch of our first commercial website outside the U.S., in Germany, which generated sales of $1.0 million, partially offset by a 3.3% decrease in our U.S. based e-commerce business.  The 2.3% increase in comparable store sales was negatively impacted by a 3.4% comparable store sales decrease during the fourth quarter.  Factors that we believe negatively impacted our fourth quarter retail store results and e-commerce based business included production delays of several key advertised styles, disruptions caused by the launch of our new e-commerce platform and a generally weak U.S. retail environment resulting in decreased mall foot traffic. We experienced comparable store sales increases of 5.2% in our 70 full price accessory concept stores during 2007. Since 2006, our new accessory stores reflect a redesign of our historical presentation to a more modern vintage image that focuses on a more aspirational lifestyle customer.  Our retail strategy is to position our FOSSIL stores as the destination within the mall for customers to shop for accessories.

At the end of 2007, we operated 244 stores, including 113 full price accessory stores, 55 of which are outside the U.S., 80 outlet locations, including 6 outside the U.S.; 33 apparel stores; and 18 multi-brand stores.  This compares to 198 stores at the end of fiscal 2006, which included 73 full price accessory stores, 31 located outside the U.S.; 78 outlet locations, including 4 outside the U.S.; 32 apparel stores; and 15 multi-branded stores.  We opened 53 new stores and closed 7 stores during the year.  For 2008, our plans are to open 80 to 85 stores, concentrating on the full price accessory concept with equal distribution between U.S. and international locations.

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

Gross Profit.   Gross profit increased by 21.9% to $742.0 million with gross profit margin expanding by 160 basis points to 51.8% compared to 50.2% in the prior year.  The improvement in margin included an approximate 140 basis point benefit related to the impact of a weaker U.S. dollar.  Additionally, gross profit margin was favorably impacted by an increased sales mix of higher margin international sales, an increase in the outlet store margins and positive results from our internal initiative to improve our gross profit margin.  A reduction in the level of discontinued styles and excess inventory encountered in 2007 in comparison to 2006 allowed us to establish higher average prices in our outlet stores, leading to improved gross profit margins.  Additionally, focus on improving our product costs and retail pricing on new styles began to positively impact our gross margin late in 2007.  These favorable increases in gross profit margin were partially offset by increased levels of  lower margin sales to distributors, a slight increase in wholesale markdowns and slightly higher duty costs.

Our consolidated gross product margin is impacted by our diversified business model that includes but is not limited to: (i) a significant number of product categories we distribute, (ii) the multiple brands we offer within many of these categories, (iii) the geographical presence of our businesses, and (iv) the different distribution channels we sell to or through.  The components of this diversified business model produce varying ranges of gross profit margin.  Generally, on a historical basis, our fashion branded watch, jewelry and sunglass offerings produce higher gross profit margins than our leather goods categories.  In addition, in most product categories that we offer, brands with higher retail price points generally produce higher gross profit margins compared to those of lower retail priced brands.  From a segment standpoint, our direct to consumer business generally produces the highest gross profit margin as a result of these sales being direct to the ultimate consumer.  Gross profit margins related to sales in our international wholesale segment are historically lower than our retail segment, but historically higher than our United States wholesale segment primarily due to the following factors: (i) overall retail prices for comparable product sold in the United States are generally higher in our international businesses as a result of less competitive fashion and designer brands being offered in these markets; (ii) the product sales mix in our international wholesale segment, in comparison to our United States wholesale segment, is comprised more predominantly of watches; and (iii) the watch sales mix in our international wholesale segment, in comparison to our United States wholesale segment, is comprised more predominantly of higher priced licensed brands.

Operating Expenses.   Total operating expenses increased $70.0 million to $555.5 million and included  $13.1 million of one-time charges relating to our voluntary evaluation of our accounting for equity-based compensation, including the appropriateness of accounting measurement dates used to determine the amounts of compensation charges and related tax effects which have been previously disclosed in filings with the U.S. Securities and Exchange Commission in 2007 (the “Grant Review”).  As a percent of sales, operating expenses decreased 120 basis points to 38.8% compared to 40.0% in 2006.  Excluding the impact of expenses related to the Grant Review, the increase in operating expenses was primarily driven by $16.1 million of expenses related to the translation impact of foreign-based expenses as a result of a weakening U.S. dollar and increased payroll, rent and facilities expenses, primarily associated with our retail store growth.  Payroll expense increases were further impacted by increased costs attributable to our incentive cash and equity compensation plans and increased back office headcount to support our retail store growth. To a lesser extent, operating expense increased as a result of new category launches and increases in certain variable expenses as a result of higher levels of sales.  In 2008, although we expect to leverage the infrastructure associated with our wholesale business activities, as sales increase, we believe the leverage gains will be generally offset as a result of our anticipated retail store expansion initiative.  Operating expense levels, as a percentage of sales, are substantially higher in our retail stores when compared to that of our wholesale activities.

The following table sets forth consolidated operating expenses by segment and the percentage of net sales related to each respective segment for the periods indicated.

	Amounts in millions
	2007		2006
Fiscal Year	Operating Expense	% of Net Sales	Operating Expense	% of Net Sales
Europe wholesale	$155.4	32%	$141.8	37%
Other international wholesale	64.3	28%	52.8	31%
United States wholesale (1)	209.7	46%	196.9	44%
Direct to consumer	126.1	49%	94.1	43%
Total	$555.5	39%	$485.6	40%

(1)

Certain corporate costs not allocated to individual operating segments for management reporting purposes and intercompany eliminations for specific income statement items are reflected in the United States wholesale segment.

Operating Income.   Operating income increased 51.2% to $186.5 compared to $123.3 million in 2006.  Operating income margin increased to 13.0% compared to 10.2% in 2006.  The increase in our operating income margin was favorably impacted by increased gross profit margin, operating expense leverage and $29.0 million of net currency gains related to the translation of foreign-based sales and expenses into U.S. dollars.

Interest Expense. Interest expense decreased by approximately $2.7 million to $0.9 million compared to $3.6 million in 2006.  This decrease is principally due to the payment of previously outstanding borrowings on our U.S.-based revolving line of credit at the end of 2006.  These borrowings were primarily used for common stock repurchases in late 2005 and early 2006 as well as capital expenditures.

Other Income (Expense) - Net.  Other income (expense) - net primarily reflects interest income from cash investments, foreign currency transaction gains or losses, minority interest expense of our majority-owned consolidated subsidiaries and equity in the earnings of our non-consolidated joint venture in Spain. During 2007, other income (expense) - net increased favorably by approximately $2.9 million as a result of increased interest income resulting from higher levels of invested cash balances and increases in equity in the earnings of our non-consolidated joint venture.  These favorable increases were partially offset by foreign currency transaction losses and increased minority interest expense.  Foreign currency transaction losses are primarily related to the settlement of inventory purchases through established forward contracts at rates below the prevailing spot rate at the time of settlement.

Income Taxes. Our effective income tax rate was 34.3% during 2007 compared to 34.7% in the prior year. The lower effective tax rate in 2007 is primarily attributable to higher foreign income taxed at lower effective rates.

Fiscal 2006 Compared to Fiscal 2005

Net Sales.   The following table is intended to illustrate by factor the total year-over-year percentage change in sales by segment and on a consolidated basis:

Analysis of Percentage Change in Net Sales Versus Prior Year

Attributable to Changes in the Following Factors

	Exchange Rates	Acquisitions	Organic Growth	Total Change
Europe wholesale	2%	—%	18%	20%
Other international wholesale	—	9	12	21
United States wholesale	—	—	9	9
Direct to consumer	1	—	24	25
Total	1%	1%	14%	16%

Fiscal 2006 is a 53 week year as compared to a 52 week year for fiscal 2005.  We estimate this extra week increased net sales and operating expenses by approximately $16 million and $5 million respectively, as compared to fiscal year 2005.

European Wholesale Net Sales.   The following discussion excludes the impact on sales growth attributable to foreign currency rate changes as noted in the above table. European wholesale sales growth was primarily due to sales volume increases in FOSSIL jewelry and FOSSIL and licensed brand watches, as well as the contribution from our new ADIDAS watch licensed business that was launched in early 2006.  FOSSIL jewelry sales grew by 25.3% as a result of continued market share growth in Germany and from expansion into other parts of Europe. Net sales increases in our FOSSIL watch brand of 3.6% are the result of renewed innovation and design in our product offerings.  Licensed watch brand net sales increases of 21.3% are related to market share growth in certain European markets and new styles introduced across many of our licensed brands.  We also believe our watch businesses in Europe benefited from overall improved economic conditions during 2006 in comparison to 2005.  Net sales from the ADIDAS watch brand, a newly-licensed watch business we launched during the first quarter of fiscal year 2006, contributed approximately $14.7 million to European net sales during 2006.

Other International Wholesale Net Sales.  The following discussion excludes the impact on sales growth attributable to foreign currency rate changes and acquisitions as noted in the above table. Other international wholesale sales include sales from our Asia Pacific and Canada subsidiaries, export sales from the United States and sales from our Mexico business that was acquired in early 2006.  Net sales increases from this segment of our businesses were principally related to sales volume growth in our licensed brand watches.  Licensed watches increased by 24.6% in this segment, principally related to renewed innovation and design in new styles introduced into this segment of our business during 2006 and further penetration of certain licensed brands into many of our Asian Pacific markets.

United States Wholesale  Net Sales.   United States watch sales increased 2.8% in 2006 principally due to sales volume growth in mass market, licensed and RELIC brand watches.  Our mass market watch business increased by $7.5 million, or 35.9%, and is primarily attributable to our successful partnership with Wal-Mart that resulted in being recognized as Wal-Mart’s Vendor of the Year for 2006 in the jewelry, watch and accessory division.  Licensed brand watch sales increased by 24.8% in 2006 principally resulting from market share gains from our BURBERRY licensed brand and sales resulting from the launch of MARC BY MARC JACOBS and ADIDAS.   Net sales from our FOSSIL watch brand declined by approximately 8.1% during 2006.  Excluding the effect of discontinued product sales from both 2006 and 2005, the decline was approximately 10.1%.  Although the FOSSIL brand net sales declined on a comparative full year basis, the brand’s performance strengthened consistently on a sequential quarter basis throughout 2006 and posted a 4.5% increase during the more seasonal fourth quarter of 2006.  We believe this improved performance is related to renewed innovation and design in new styles introduced to the market during 2006.  Consumers seemed to respond to the newness and differentiation in our watch styles and gravitated towards our higher price point styles resulting in average unit retail price increases of approximately 10% during the year. We also believe the introduction of our FOSSIL brand catalog in late 2005 and increased circulation in 2006, combined with continued investment in our web-based marketing programs were instrumental in the overall improvement of the FOSSIL watch business during 2006.

Net sales from our other United States product businesses rose 13.7% during 2006 as a result of sales volume growth in FOSSIL women’s handbags and small leather goods, RELIC belts and gift categories and RELIC sunglasses.  Although we experienced strong double-digit net sales gains in our women’s leather goods categories during 2005 and were operating in fewer doors given the consolidation of Federated/May, our women’s leather business recorded strong gains on a comparable door basis during 2006.  Net sales from our women’s handbag and small leather goods categories increased by 10.1% and 14.3%, respectively, during 2006. In 2006, we continued to drive higher average unit retails in our handbag business by introducing new fabrics and leather as well as unique treatments to our product assortment.  Also fueling the increase in our FOSSIL leather goods category was the successful introduction of our men’s bag business to the line.  Net sales from RELIC belts and gift categories increased by 38.5% primarily due to the strength of our offerings in JCPenney and Kohl’s.  Relic eyewear net sales increased by 67.9% during 2006 resulting from an expansion into new doors and additional displays.

Direct to Consumer Net Sales.   Net sales from our retail stores worldwide increased 27.6% during 2006 as a result of a 19.8% increase in the average number of stores opened during the year and comparable store sales increases of 7.4%.  Net sales from our e-commerce business increased 18.7% as a result of sales volume growth in FOSSIL leather goods and from the launch of newly developed non-FOSSIL branded websites and the FOSSIL catalog.  We operated 198 stores at the end of 2006 consisting of 120 full-price stores, including 41 located outside the United States, and 78 outlet locations, including 4 stores outside the United States.  This compares to 170 stores at the end of 2005 including 98 full-price stores, 30 of which are located outside the United States and 72 outlet locations, including one store outside the United States.  We opened 36 new stores and closed 8 stores during 2006.

Gross Profit.   Gross profit margin decreased 110 basis points in 2006 to 50.2% compared to 51.3% in 2005. This margin decline can be attributed primarily to a sales mix shift toward lower margin product sales in our international segment and the impact of increased discontinued product sales, through both non-traditional channels and our outlet stores at lower than historical gross profit margins.  To a lesser extent, gross profit margin further declined as a result of an increased sales mix in our United States segment of lower margin mass market watches and higher markdown levels, primarily in the United States accessories business, due to the transition of May Company stores to Federated.  Additionally, gross profit margins were negatively impacted as a result of certain new styles added to our global watch assortment which generated lower gross profit margins than historical averages.  Partially offsetting these gross profit margin decreases were increased sales, as a percentage of total sales, from our higher margin producing full-price company-owned retail stores.

Operating Expenses.   Operating expenses increased approximately $59 million during 2006 and, as a percentage of net sales, decreased to 40.0% of net sales compared to 40.9% for 2005. 2006 operating expenses increased approximately $3.4 million as a result of businesses acquired in 2006 and approximately $2.9 million due to foreign currency exchange rates.  Excluding the operating expenses of acquired businesses and the impact of foreign currencies, operating expense increases during 2006 primarily reflect increases in payroll related costs, rent and depreciation and amortization expense.  Increased payroll costs were mainly related to additional headcount to support new initiatives, including the ADIDAS watch and DIESEL and MICHELE jewelry businesses launched in 2006, non-cash compensation expense due to the implementation of FAS 123R and increased payroll expense in connection with our retail store growth.  Payroll expense increases also included an approximate $3.5 million associated with the additional week in the first quarter of 2006.  Rent expense increased 21.0% primarily due to the expansion of our retail stores. Depreciation and amortization expense increases are primarily related to leasehold improvements and in-store fixturing associated with new retail store openings during 2005 and 2006, additional hardware and software additions and depreciation related to the SAP implementation in France finalized in May 2005.

The following table sets forth consolidated operating expenses by segment and the percentage of net sales related to each respective segment for the periods indicated.

	Amounts in millions
	2006		2005
Fiscal Year	Operating Expense	% of Net Sales	Operating Expense	% of Net Sales
Europe wholesale	$141.8	37%	$116.5	37%
Other international wholesale	52.8	31%	43.3	30%
United States wholesale (1)	196.9	44%	188.4	46%
Direct to consumer	94.1	43%	78.0	45%
Total	$485.6	40%	$426.2	41%

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

Interest Expense. Interest expense increased by approximately $3.2 million in 2006 to $3.6 million compared to $321,000 in 2005.  This increase is related to the impact of higher outstanding borrowings under our revolving lines of credit that were principally used to fund approximately $85 million of common stock repurchases occurring during the fourth quarter of fiscal year 2005 and the first quarter of fiscal year 2006 and capital expenditures of $50.8 million during 2006.

Other Income (Expense) - Net.  During 2006, other income (expense) - net decreased favorably by approximately $4.7 million principally due to $2 million of currency gains recorded in 2006 compared to $3.8 million of currency losses in 2005.  This favorable increase was partially offset by a $1.2 million reduction in equity in the earnings of our joint venture in Spain.

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

Liquidity and Capital Resources

Historically, our general business operations have not required substantial cash during the first quarter of our fiscal year. Generally, starting in the second quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our cash and cash equivalent balances as of the end of fiscal year 2007 increased to $255 million in comparison to $133 million at the end of the prior year. Of the $255 million of cash and cash equivalents at fiscal year end 2007, $108 million is held in banks outside the United States.  The increase in our cash holdings is primarily the result of $132 million of net cash generated from operating activities and $30 million of cash flow generated from financing activities, partially offset by $53 million of cash used in investing activities. Cash flows generated from operating activities were primarily related to net income of $123 million, non-cash items of approximately $24 million, $101 million of cash from increased current liabilities, partially offset by $20 million and $76 million of cash from increased inventory and accounts receivable balances, respectively.  Cash flows used in investing activities were primarily related to fixed asset additions of $40 million.  Cash generated from financing activities was primarily related to $47 million of proceeds from the exercise of stock options and related excess tax benefits of such exercises, partially offset by $16 million of common stock repurchases.

Accounts receivable at the end of 2007 increased by 46.5% to $227 million compared to $155 million at the end of 2006. As a result, average day’s sales outstanding increased to 49 days from 45 days in the prior year, primarily due to higher levels of international sales that generally result in longer collection cycles than those experienced in the U.S. and a shift in wholesale sales occurring later in the fourth quarter during 2007 compared to 2006.  The shift in wholesale sales was primarily related to production delays on certain watch styles that resulted in later deliveries for the holiday season.  Fiscal 2007 ending inventory of $248 million represents a 8.9% increase compared to $228 million in the prior year despite an approximate additional $3.2 million of inventory related to 46 net retail stores opened since the end of the prior year.

At the end of 2007, we had working capital of $546 million compared to working capital of $358 million at the end of the prior year. We had approximately $10 million and $11 million of outstanding short-term borrowings at the end of 2007 and 2006, respectively, related to short term borrowings in the UK and Japan.  In the second quarter of 2007, our UK subsidiary renewed its revolving credit facility with their primary bank allowing borrowings of up to 4 million Great British Pounds.  Outstanding borrowings under the UK-based facility were $5.9 million at the end of 2007 and bear interest at the aggregate of the margin, London Interbank Offered Rate (“LIBOR”), and Mandatory Lending Agreement (“MLA”) costs, (7.11% on a combined basis at year end).  Borrowings outstanding under this facility are due in May 2008.  The remaining $3.7 million in borrowings are under a short-term facility in Japan bearing interest at the Euroyen rate (approximately 1.65% at year-end), due in May 2008.  The facilities were primarily utilized for working capital needs associated with our UK and Japanese subsidiaries.

At the end of 2007, we had no outstanding borrowings under our $100 million U.S. Short-Term Revolving Credit Facility which bears interest at our option of (i) the LIBOR base rate (4.52% at year-end) plus 50 basis points, or (ii) the lesser of (a) the higher of Wells Fargo’s prime rate (7.25% at year-end) less 1.0%, or 3.0%, or (b) the maximum rate allowed by law.  We have typically renewed this short-term credit facility in September each year.

                At the end of 2007, our wholly-owned subsidiary, Fossil Group Europe, Gmbh (“FGE”),  had outstanding long-term borrowings, in the form of a term note, of $3.5 million.  This note has a variable interest term with an interest rate at year end 2007 of 3.0% with interest payments due quarterly.  This note requires minimum principal payments of 100,000 Swiss Francs each year with no stated maturity and no penalties for early termination.

During 2008, we anticipate capital expenditures of approximately $75 to $80 million to principally support new company-owned retail store openings, costs associated with the implementation of an SAP point of sale system for our company-owned retail stores and other general maintenance requirements. We believe that cash flow from operations combined with existing cash on hand will be sufficient to fund our capital needs during 2008. We also have access to amounts available under our credit facilities should additional funds be required.

Contractual Obligations

The following table presents, as of January 5, 2008, a summary of our significant cash contractual obligations by payment date. Further discussion of the nature of each obligation is included in Note 7 and Note 10 to our Consolidated Financial Statements.

		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
	(in thousands)
Contractual Obligations
Debt obligations (1)	$13,147	$9,695	$181	$181	$3,090
Minimum royalty payments (2)	113,063	49,778	39,020	24,265	—
Capital lease obligations	2,046	327	669	679	371
Operating lease obligations	228,241	40,762	71,245	49,830	66,404
Purchase obligations (3)	49,698	49,302	342	54	—
Uncertain tax positions (4)	24,953	24,953	—	—	—
Total contractual cash obligations	$431,148	$174,817	$111,457	$75,009	$69,865

(1)                                  Consists of borrowings in the United Kingdom, Japan and Switzerland excluding contractual interest payments that are variable in nature.

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

(4)                                  Management has only included its current FIN 48 liability in the table above.  The long-term amounts of $37.7 million have been excluded because the payment timing cannot be reasonably estimated.

Off Balance Sheet Arrangements

                                                None.

Selected Quarterly Financial Data

The table below sets forth selected quarterly financial information. The information is derived from our unaudited consolidated financial statements and includes, in the opinion of management, all normal and recurring adjustments that management considers necessary for a fair statement of results for such periods. The operating results for any quarter are not necessarily indicative of results for any future period.   Certain line items presented in the tables below, when aggregated, may not agree to the corresponding line items on the Company’s Consolidated Statements of Income and Comprehensive Income for fiscal years 2007 and 2006 due to rounding.

Fiscal Year 2007	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA

Net sales	$304,825	$306,464	$358,582	$463,112
Gross profit	156,119	150,530	186,956	248,425
Operating expenses	123,564	127,414	138,502	166,065
Operating income	32,555	23,116	48,454	82,360
Income before income taxes	33,829	23,239	49,671	80,786
Provision for income taxes	8,797	8,567	19,218	27,683
Net income	25,032	14,672	30,453	53,103
Earnings per share:
Basic	0.37	0.22	0.45	0.77
Diluted	0.36	0.21	0.43	0.75
Gross profit as a percentage of net sales	51.2%	49.1%	52.1%	53.6%
Operating expenses as a percentage of net sales	40.5%	41.6%	38.6%	35.9%
Operating income as a percentage of net sales	10.7%	7.5%	13.5%	17.8%

Fiscal Year 2006	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA

Net sales.	$264,225	$259,238	$299,697	$390,805
Gross profit	133,014	127,034	148,106	200,765
Operating expenses	116,022	110,838	115,153	143,581
Operating income	16,992	16,196	32,953	57,184
Income before income taxes	15,492	15,610	31,941	55,752
Provision for income taxes	5,776	4,372	10,400	20,665
Net income	9,716	11,238	21,541	35,087
Earnings per share:
Basic	0.14	0.17	0.32	0.52
Diluted	0.14	0.16	0.31	0.51
Gross profit as a percentage of net sales	50.3%	49.0%	49.4%	51.4%
Operating expenses as a percentage of net sales	43.9%	42.8%	38.4%	36.7%
Operating income as a percentage of net sales	6.4%	6.2%	11.0%	14.6%

While the majority of our products are not seasonal in nature, a significant portion of our net sales and operating income is generally derived in the second half of the year. Our third and fourth quarters, which include the “back to school” and Christmas season, generated approximately 70% of our annual operating income for 2007. The amount of net sales and operating income generated during the first quarter is affected by the levels of inventory held by retailers at the end of the Christmas season, as well as general economic conditions and other factors beyond our control. In general, lower levels of inventory held by retailers at the end of the Christmas season may have a positive impact on our net sales and operating income in the first quarter of the following year as a result of higher levels of restocking orders placed by retailers. We currently believe that our inventory levels at our major customers at the end of 2007 were near their targeted inventory levels.

As we continue to grow in the direct to consumer segment, we believe we will continue to experience a greater percentage of our annual profits in the back half of the year. As a percent of sales, we believe operating expenses will be more significant in the first half of the year when due to seasonality, our sales volumes are lower while our carrying costs of stores, personnel and infrastructure costs incurred in the back half of the prior year carry into the following year. In addition, new product launches would generally augment the sales and operating expense levels in the quarter the product launch takes place. The results of operations for a particular quarter may also vary due to a number of factors, including retail, economic and monetary conditions, timing of orders or holidays and the mix of products sold by us.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a multinational enterprise, we are exposed to changes in foreign currency exchange rates. Our most significant foreign currency risk relates to the Euro, British Pound and, to a lesser extent, the Swiss Franc, as compared to the U.S. dollar. Due to our vertical nature whereby a significant portion of goods are sourced from our owned facilities, the foreign currency risks relate primarily to the necessary current settlement of intercompany inventory transactions. We employ a variety of practices to manage this market risk, including our operating and financing activities and, where deemed appropriate, the use of foreign currency forward contracts. The use of these instruments allows management to offset exposure to rate fluctuations because the gains or losses incurred on the derivative instruments will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. We use derivative instruments only for risk management purposes and do not use them for speculation or for trading. There were no significant changes in how we managed foreign currency transactional exposure in 2007 and management does not anticipate any significant changes in such exposures or in the strategies we employ to manage such exposure in the near future.

At year-end we had outstanding foreign exchange contracts to sell 78.0 million Euro for approximately $110.6 million, expiring through December 2008 and approximately 10.9 million British Pounds for $22.1 million, expiring through December 2008. If we were to settle our Euro and British Pound based contracts at fiscal year-end 2007, the net result would be a net loss of approximately $2.8 million, net of taxes. Exclusive of these outstanding foreign exchange contracts or other operating or financing activities that may be employed by us, a measurement of the unfavorable impact of a 10 percent change in the Euro, British Pound and Swiss Franc as compared to the U.S. dollar would have on our operating profits and stockholders’ equity is presented in the following paragraph.

At fiscal year-end 2007, a 10 percent unfavorable change in the U.S. dollar against the Euro, British Pound and Swiss Franc involving balance sheet transactional exposures would have reduced net pre-tax income by $6.3 million. The translation of the balance sheets of our European, United Kingdom and Switzerland-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. At fiscal year-end 2007, a 10 percent unfavorable change in the exchange rate of the U.S. dollar against the Euro, British Pound and Swiss Franc would have reduced consolidated stockholders’ equity by approximately $21.8 million. In the view of management, the risks associated with exchange rate changes in other currencies we have exposure to are not material and these hypothetical losses resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position, results of operations or cash flows.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Fossil, Inc.

Richardson, Texas

We have audited the accompanying consolidated balance sheets of Fossil, Inc. and subsidiaries (the “Company”) as of January 5, 2008 and January 6, 2007, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended January 5, 2008.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fossil, Inc. and subsidiaries at January 5, 2008 and January 6, 2007, and the results of their operations and their cash flows for each of the three years in the period ended January 5, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 7, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, which established new accounting and reporting standards for uncertainty in income taxes recognized in financial statements.  Furthermore, as discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R), which established new accounting and reporting standards for stock-based compensation.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 5, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2008, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
March 5, 2008

FOSSIL, INC.

CONSOLIDATED BALANCE SHEETS

AMOUNTS IN THOUSANDS

Fiscal Year	2007	2006
Assets
Current assets:
Cash and cash equivalents	$255,244	$133,304
Securities available for sale	12,626	6,894
Accounts receivable - net	227,481	155,236
Inventories - net	248,448	228,225
Deferred income tax assets - net	24,221	20,406
Prepaid expenses and other current assets	56,797	36,923
Total current assets	824,817	580,988

Investments	13,902	10,855
Property, plant and equipment - net	186,042	171,499
Goodwill	45,485	43,038
Intangible and other assets - net	52,382	46,217
Total assets	$1,122,628	$852,597

Liabilities and Stockholders’ Equity
Current liabilities:
Short term debt	$9,993	$11,338
Accounts payable	111,015	76,868
Accrued expenses:
Compensation	44,224	28,896
Royalties	22,524	14,265
Co-op advertising	17,769	11,554
Other	32,833	27,388
Income taxes payable	40,049	53,071
Total current liabilities	278,407	223,380

Long-term income taxes payable	38,455	—
Deferred income tax liabilities	16,168	15,021
Long-term debt	3,452	—
Other long term liabilities	8,357	7,893
Total long-term liabilities	66,432	22,914

Minority interest in subsidiaries	6,127	4,102
Stockholders’ equity:
Common stock, 69,713 and 67,794 shares issued for 2007 and 2006, respectively	697	678
Additional paid-in capital	88,000	53,459
Retained earnings	646,492	529,376
Accumulated other comprehensive income	36,473	20,025
Treasury stock at cost, 69 shares in 2006	—	(1,337)

Total stockholders’ equity	771,662	602,201

Total liabilities and stockholders’ equity	$1,122,628	$852,597

See notes to the consolidated financial statements.

FOSSIL, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA

Fiscal Year	2007	2006	2005
Net sales	$1,432,984	$1,213,965	$1,043,120
Cost of sales	690,953	605,046	507,980
Gross profit	742,031	608,919	535,140

Operating expenses:
Selling and distribution	398,602	357,813	311,302
General and administrative	156,944	127,781	114,850
Total operating expenses	555,546	485,594	426,152

Operating income	186,485	123,325	108,988
Interest expense	890	3,554	321
Other income (expense) - net	1,931	(976)	(5,719)

Income before income taxes	187,526	118,795	102,948
Provision for income taxes	64,265	41,213	27,278

Net income	$123,261	$77,582	$75,670

Other comprehensive income (loss), net of taxes:
Currency translation adjustment	20,215	13,758	(14,618)
Unrealized gain (loss) on securities available for sale	(707)	47	372
Forward contracts hedging intercompany foreign currency payments - change in fair values net of tax (benefit) expense of (28), (28), and 799 for 2007, 2006, and 2005, respectively	(3,060)	(1,456)	2,478

Total comprehensive income	$139,709	$89,931	$63,902

Earnings per share:
Basic	$1.81	$1.15	$1.07
Diluted	$1.75	$1.13	$1.04
Weighted average common shares outstanding:
Basic	68,213	67,177	70,476
Diluted	70,333	68,817	72,424

See notes to the consolidated financial statements.

FOSSIL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AMOUNTS IN THOUSANDS

						Accumulated other
						comprehensive income (loss)
							Urealized
							gain (loss) on	Unrealized
			Additional			Cumulative	securities	gain (loss)		Total
	Common stock		paid-in	Treasury	Retained	translation	available	on forward	Deferred	stockholders’
	Shares	Par value	capital	Stock	earnings	adjustment	for sale	contracts	compensation	equity
Balance, January 1, 2005	71,109	$711	$49,254	$—	$460,719	$21,204	$(400)	$(1,360)	$(5,702)	$524,426

Common stock issued upon exercise of stock options	811	8	5,642	—	—	—	—	—	—	5,650
Tax benefit derived from stock-based compensation	—	—	3,379	—	—	—	—	—	—	3,379
Repurchase and retirement of common stock	(3,601)	(36)	(14,339)	—	(60,885)	—	—	—	—	(75,260)
Restricted stock issued in connection with deferred compensation plan	—	—	1,162	—	—	—	—	—	(1,162)	—
Share-based compensation expense	—	—	2,577	—	—	—	—	—	—	2,577
Amortization of deferred compensation	—	—	—	—	—	—	—	—	1,643	1,643
Net income	—	—	—	—	75,670	—	—	—	—	75,670
Unrealized gain on marketable investments	—	—	—	—	—	—	372	—	—	372
Currency translation adjustment	—	—	—	—	—	(14,618)	—	—	—	(14,618)
Forward contracts hedging intercompany foreign currency payments - change in fair values	—	—	—	—	—	—	—	2,478	—	2,478

Balance, December 31, 2005	68,319	683	47,675	—	475,504	6,586	(28)	1,118	(5,221)	526,317

Common stock issued upon exercise of stock options	710	7	5,109	—	—	—	—	—	—	5,116
Tax benefit derived from stock-based compensation	—	—	1,474	—	—	—	—	—	—	1,474
Repurchase and retirement of common stock	(1,312)	(13)	(2,207)	—	(23,710)	—	—	—	—	(25,930)
Restricted stock issued in connection with deferred compensation plan	77	1	(1)	—	—	—	—	—	—	—
Restricted stock forfeiture put to treasury	—	—	1,337	(1,337)	—	—	—	—	—	—
Share-based compensation expense	—	—	5,293	—	—	—	—	—	—	5,293
Reclass due to SFAS No. 123R implementation	—	—	(5,221)	—	—	—	—	—	5,221	—
Net income	—	—	—	—	77,582	—	—	—	—	77,582
Unrealized gain on marketable investments	—	—	—	—	—	—	47	—	—	47
Currency translation adjustment	—	—	—	—	—	13,758	—	—	—	13,758
Forward contracts hedging intercompany foreign currency payments - change in fair values	—	—	—	—	—	—	—	(1,456)	—	(1,456)

Balance, January 6, 2007	67,794	678	53,459	(1,337)	529,376	20,344	19	(338)	—	602,201

Common stock issued upon exercise of stock options and stock appreciation rights	2,330	23	28,414	623	—	—	—	—	—	29,060
Tax benefit derived from stock-based compensation	—	—	17,727	—	—	—	—	—	—	17,727
Repurchase and retirement of common stock	(498)	(5)	(18,783)	2,579	—	—	—	—	—	(16,209)
Restricted stock issued in connection with deferred compensation plan	87	1	(1)	—	—	—	—	—	—	—
Restricted stock forfeiture put to treasury	—	—	1,035	(1,865)	—	—	—	—	—	(830)
Share-based compensation expense	—	—	6,149	—	—	—	—	—	—	6,149
FIN 48 adoption	—	—	—	—	(6,145)	—	—	—	—	(6,145)
Net income	—	—	—	—	123,261	—	—	—	—	123,261
Unrealized loss on securities available for sale	—	—	—	—	—	—	(707)	—	—	(707)
Currency translation adjustment	—	—	—	—	—	20,215	—	—	—	20,215
Forward contracts hedging intercompany foreign currency payments - change in fair values	—	—	—	—	—	—	—	(3,060)	—	(3,060)

Balance, January 5, 2008	69,713	$697	$88,000	$—	$646,492	$40,559	$(688)	$(3,398)	$—	$771,662

See notes to consolidated financial statements

FOSSIL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

AMOUNTS IN THOUSANDS

Fiscal Year	2007	2006	2005
Operating Activities:
Net income	$123,261	$77,582	$75,670
Noncash items affecting net income:
Depreciation and amortization	32,796	32,049	26,510
Stock based compensation	6,148	5,293	4,221
Minority interest in subsidiaries	4,997	4,382	4,343
Increase in allowance for returns - net of related inventory in transit	3,459	3,126	1,544
(Gain) loss on disposal of assets	(82)	72	(727)
Impairment loss	170	318	—
Equity in income of joint venture	(2,202)	(685)	(1,907)
Increase (decrease) in allowance for doubtful accounts	111	(1,254)	(744)
Excess tax benefits from stock based compensation	(17,727)	(1,474)	3,379
Deferred income taxes	(3,952)	(15,485)	(17,082)

Changes in operating assets and liabilities, net of effects of acquisitions:
Income taxes payable	38,353	25,386	(16,115)
Accrued expenses	34,895	20,815	3,763
Inventories	(20,063)	17,776	(57,392)
Prepaid expenses and other current assets	(19,875)	5,408	(9,999)
Accounts payable	27,650	(5,947)	8,530
Accounts receivable	(75,975)	(18,903)	10,555

Net cash from operating activities	131,964	148,459	34,549

Investing Activities:
Additions to property, plant and equipment	(40,246)	(50,787)	(53,202)
Business acquisitions, net of cash acquired	(1,582)	(7,227)	(4,439)
Increase in intangible and other assets	(6,834)	(3,242)	(2,032)
Purchase of securities available for sale and other investments	(10,372)	(623)	(5,575)
Sales/maturities of securities available for sale and other investments	4,508	336	4,282
Proceeds from sale of property, plant and equipment	1,984	151	525

Net cash used in investing activities	(52,542)	(61,392)	(60,441)

Financing Activities:
Acquisition and retirement of common stock	(16,209)	(25,930)	(75,260)
Distribution of minority interest earnings	(2,209)	(2,813)	(8,006)
Excess tax benefits from stock based compensation	17,727	1,474	—
Borrowings (payments) on notes payable-net	1,361	2,028	(18,155)
Proceeds from exercise of stock options	29,060	5,116	5,650

Net cash (used in) from financing activities	29,730	(20,125)	(95,771)

Effect of exchange rate changes on cash and cash equivalents	12,788	8,140	(5,545)

Net increase (decrease) in cash and cash equivalents	121,940	75,082	(127,208)
Cash and cash equivalents:
Beginning of year	133,304	58,222	185,430

End of year	$255,244	$133,304	$58,222

See notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              Significant Accounting Policies

Consolidated Financial Statements include the accounts of Fossil, Inc., a Delaware corporation and its subsidiaries (the “Company”). The Company reports on a fiscal year reflecting the retail-based calendar (containing 4-4-5 week calendar quarters). References to 2007, 2006 and 2005 are for the fiscal years ended January 5, 2008, January 6, 2007, and December 31, 2005, respectively. The Company noted that fiscal 2006 is a 53-week year as compared to a 52-week year in fiscal 2007 and 2005. For financial reporting purposes, this extra week was included in the first quarter of fiscal year 2006. All intercompany balances and transactions are eliminated in consolidation. The Company is a leader in the design, development, marketing and distribution of contemporary, high quality fashion accessories on a global basis. The Company’s products are sold primarily through department stores, specialty retailers and company-owned retail stores worldwide.  Reclassification of certain 2005 and 2006 amounts have been made to conform to the 2007 presentation.

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

Securities Available for Sale consists of debt securities with original maturities exceeding three months and mutual fund investments. By policy, the Company invests primarily in high-grade marketable securities. Unrealized holding gains (losses) are included in accumulated other comprehensive income (loss) as a component of stockholders’ equity.  During fiscal 2007 there were no gains or losses reclassified from other comprehensive income into earnings for these securities available for sale.

Accounts Receivable are stated net of allowances of approximately $41.9 million and $38.3 million  for estimated customer returns and approximately $9.9 million and $9.8 million for doubtful accounts at the close of fiscal years 2007 and 2006, respectively.

Inventories are stated at the lower of average cost, including any applicable duty and freight charges, or market.

Investments in which the Company has significant influence over the investee are accounted for utilizing the equity method. If the Company does not have significant influence over the investee, the cost method is utilized.

Property, Plant and Equipment is stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the assets of thirty years for buildings, five years for furniture and fixtures and three to seven years for computer equipment and software. Leasehold improvements are amortized over the shorter of the lease term or the asset’s useful life.

Property, equipment and other long-lived assets are evaluated for impairment whenever events or conditions indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows related to the asset. Impairment losses related to under-performing Company-owned retail stores of approximately $170,000 and $318,000 were recorded in 2007 and 2006, respectively, and are included in selling and distribution expense. There was no impairment loss recorded in 2005.

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

When the carrying amount of the asset exceeds its fair value, an impairment charge would be recorded.  The Company completed the required annual testing for impairment as of fiscal year-end 2007 and 2006 and has determined none of its goodwill or indefinite-lived intangible assets are impaired.

Cumulative Translation Adjustment is included as a component of other comprehensive income (loss) and reflects the adjustments resulting from translating the financial statements of foreign subsidiaries. The functional currency of the Company’s foreign subsidiaries is the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at the daily or average monthly rates. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains and losses in the determination of net income. The Company incurred net foreign currency transaction losses of approximately $826,000, gains of approximately $2.0 million and losses of approximately $3.8 million for fiscal years 2007, 2006 and 2005, respectively, which have been included in other income (expense) — net.

Forward Contracts are entered into by the Company principally to hedge the future payment of intercompany inventory transactions by its non-U.S. subsidiaries. These cash flow hedges are stated at estimated fair value and changes in fair value are reported as a component of other comprehensive income (loss). At January 5, 2008, the Company had hedge contracts to sell 78.0 million Euro for approximately $110.6 million, expiring through December 2008 and 10.9 million British Pounds for approximately $22.1 million, expiring through December 2008. If the Company were to settle its Euro and British Pound based contracts at fiscal year-end 2007, the net result would be a loss of approximately $2.8 million, net of taxes. This unrealized loss is recognized in other comprehensive income (loss). The net decrease in fair value of approximately $3.1 million during fiscal 2007 is reported as other comprehensive loss and consisted of net losses from these hedges of $3.4 million less $0.3 million of net losses reclassified into earnings.  Additionally, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the cash flows being hedged, any changes in fair value relating to the ineffective portion of these contracts would be recognized in other income (expense) — net included in the consolidated statements of income and comprehensive income.

Revenues are recognized at the point title and the risks and rewards of ownership have passed to the customer, based on the terms of sale. The Company accepts limited returns and may request that a customer return a product if the customer has an excess of any style that the Company has identified as being a poor performer for that customer or geographic location. The Company continually monitors returns and maintains a provision for estimated returns based upon historical experience and any specific issues identified. Product returns are accounted for as reductions to revenue, cost of sales, accounts receivable and an increase in inventory to the extent such product is resalable.  While returns have historically been within management’s expectations and the provisions established, future return rates may differ from those experienced in the past.  In the event that the Company’s products are performing poorly in the retail market and/or it experiences product damages or defects at a rate significantly higher than the historical rate, the resulting credit returns could have an adverse impact on the operating results for the period or periods in which such returns materialize.  Taxes imposed by governmental authorities on the company’s revenue-producing activities with customers, such as sales taxes and value added taxes, are excluded from net sales.

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

Selling, Distribution and Administrative Expenses includes sales and distribution labor costs, sales distribution center warehouse costs, depreciation expense related to sales centers, point-of-sale expenses, advertising expenses and administrative support labor and “back office” or support costs such as treasury, legal, information services, accounting, internal audit, human resources and executive management costs.

Advertising Costs for in-store and media advertising as well as co-op advertising, catalog costs, product displays, show/exhibit costs, advertising royalty related to the sales of licensed brands, internet costs associated with affiliation fees, printing and promotional allowances are expensed as incurred. Advertising expenses were approximately $88.7 million, $85.0 million and $82.4 million for fiscal years 2007, 2006 and 2005, respectively.

Minority Interest in Subsidiaries, included within other income (expense) — net, represents the minority stockholders’ share of the net income (loss) of various consolidated subsidiaries. The minority interest in the consolidated balance sheets reflects the minority owner’s proportionate interest in the equity of the various consolidated subsidiaries.

Earnings Per Share (“EPS”). Basic EPS is based on the weighted average number of common shares outstanding during each period. Diluted EPS includes the effects of dilutive stock options outstanding during each period using the treasury stock method.

The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS:

Fiscal Year	2007	2006	2005
	IN THOUSANDS, EXCEPT PER SHARE DATA
Numerator:
Net income	$123,261	$77,582	$75,670

Denominator:
Basic EPS computations:
Weighted average common shares outstanding	68,213	67,177	70,476
Basic EPS	$1.81	$1.15	$1.07

Diluted EPS computation:
Basic weighted average common shares outstanding	68,213	67,177	70,476
Stock options, stock appreciation rights, unvested restricted stock and restricted stock units	2,120	1,640	1,948
	70,333	68,817	72,424
Diluted EPS	$1.75	$1.13	$1.04

Antidilutive stock options to purchase approximately 3,000, 907,000, and 805,000 common shares were not included in the EPS computations in 2007, 2006 and 2005, respectively, because the exercise prices of these options were greater than the average market price of the Company’s common stock for the respective years.

Common Share and Per Share Data in these notes to consolidated financial statements have been presented on a retroactive basis for all stock splits.

Deferred Income Taxes are provided for under the asset and liability method for temporary differences in the recognition of certain revenues and expenses for tax and financial reporting purposes.

Fair Value of Financial Instruments is estimated to approximate the related book values, unless otherwise indicated, based on market information available to the Company.

Newly Issued Accounting Standards.   In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value. SFAS 141(R) significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs and restructuring costs. In addition, under SFAS 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. The provisions of this standard will apply to any acquisitions the Company completes on or after December 15, 2008.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. The provisions of the standard will be effective for us beginning in fiscal year 2009. The Company is currently evaluating the effect of adopting SFAS 160, but does not expect it to have a material impact on its consolidated results of operations or financial condition.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, (“SFAS 159”). SFAS 159 introduces the fair value option, which permits entities to choose to measure eligible financial instruments at fair value at specified election dates. The entity will report unrealized gains and losses on the items on which it has elected the fair value option in earnings. SFAS 159 is effective beginning in fiscal year 2008. The adoption of SFAS 159 will not have a material impact on the Company’s consolidated results of operations or financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 provides guidance for using fair value to measure assets and liabilities. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. This standard primarily applies to those assets or liabilities that do not have a quoted market price. SFAS 157 is effective for financial assets and financial liabilities beginning in fiscal year 2008.   The effective date of SFAS 157 was delayed by the FASB for nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008.  The delayed provisions of this standard will be effective for the Company in fiscal year 2009.  The adoption of SFAS 157 will not have a material impact on the Company’s consolidated results of operations or financial condition.

Newly Adopted Accounting Standards.  In June 2006,the Financial Accounting Standards Board (“FASB”) released Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48 supplements FASB Statement No. 109, Accounting for Income Taxes, by defining the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than not” to be sustained by the taxing authority.  Tax benefits associated with positions taken or to be taken on tax returns where there is uncertainty as to whether the position will be challenged by the taxing authorities will be impacted by FIN 48.

Effective January 7, 2007, the Company adopted FIN 48. The tax benefits recognized in the financial statements from a more likely than not position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.  This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The cumulative effects of applying this interpretation have been recorded as a decrease of $6.1 million to retained earnings, an increase of $1.3 million to net deferred income tax liabilities, and an increase of $4.8 million in the liability for uncertain tax benefits as of January 7, 2007.

In June 2006 The Emerging Issues Task Force (“EITF”) issued Issue 06-3, How Sales Taxes Collected from Customers and Remited to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“EITF 06-3”). EITF 06-3 addresses whether various non-income taxes assessed by governmental authorities should be presented gross or net in an entity’s income statement.  Non-income taxes include sales tax, use tax, excise tax, value added tax, and various taxes related to specific industries. The consensuses in EITF 06-3 were effective beginning in fiscal year 2007.  The adoption of EITF 06-3 did not have a material impact on the Company’s consolidated results of operations or financial condition.

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

2.              Acquisitions

In February 2006, Fossil International Holdings, Inc. (“FIH”), a wholly owned subsidiary of the Company, contributed approximately $4.3 million to Fossil Mexico, Sociedad Anonima de Capital Variable (“Fossil Mexico”), a newly-formed entity that is 51% owned by FIH.  On February 1, 2006, Fossil Mexico acquired certain fixed assets, intangible assets and inventory from Grupo Japme, S.A. de C.V.(“Grupo Japme”), the Company’s distributor in Mexico, for a cash purchase price of approximately $7.2 million.  The terms of this transaction include an earnout payment to Grupo Japme in an amount of $1.3 million in the event that defined earnings objectives were achieved within the twelve months following the acquisition date.  The acquisition was recorded as a purchase and resulted in goodwill of approximately $1.0 million.  In 2007, the Company paid an additional $1.3 million in connection with the achievement of the earnout objectives and such amount was recorded as additional goodwill.

In January 2005, Fossil Europe B.V., Ltd. (“Fossil B.V.”) a wholly-owned subsidiary of the Company, acquired 100% of the capital stock of IWG Independent Watch Group Scandinavia AB, the Company’s distributor in Sweden, for a cash purchase price of approximately $3.0 million. The acquisition was recorded as a purchase and resulted in goodwill of approximately $1.0 million.

In January 2005, Fossil (Asia) Holdings Limited, a wholly-owned subsidiary of the Company, acquired certain assets from Protime Watch Co., Ltd., the Company’s distributor in Taiwan, for a cash purchase price of $2.9 million. The acquisition was recorded as a purchase and resulted in goodwill of $1.3 million.

The results of business combinations completed in fiscal 2007 and prior are included in the accompanying consolidated financial statements since the dates of their acquisition. The pro forma effects, as if transactions had occurred at the beginning of the years presented, are not significant.

Goodwill. The changes in the carrying amount of goodwill, which is not subject to amortization, are as follows:

	United		Other
IN THOUSANDS	States-wholesale	Europe-wholesale	International-wholesale	Direct to Consumer	Total
Balance at January 1, 2006	$21,799	$16,128	$2,740	$—	$40,667
Acquisitions	—	—	1,026	—	1,026
Currency and other	—	1,390	(45)	—	1,345
Balance at January 6, 2007	21,799	17,518	3,721	—	43,038
Acquisitions	—	—	1,326	—	1,326
Currency and other	—	1,390	(269)	—	1,121
Balance at January 5, 2008	$21,799	$18,908	$4,778	$—	$45,485

3. Investments

The Company maintains a 50% equity interest in Fossil Spain, S.A. (“Fossil Spain”) pursuant to a joint venture agreement with Sucesores de A. Cardarso for the marketing, distribution and sale of the Company’s products in Spain and Portugal. The Company has accounted for the investment based upon the equity method from the effective date of the transaction and as of fiscal year-end 2007 the investment was approximately $13.1 million. The Company’s equity in Fossil Spain’s net income was $2.2 million, $706,000, and $1.9 million for fiscal 2007, 2006 and 2005, respectively, and is included in other income (expense) — net. Net sales to Fossil Spain by the Company for fiscal 2007, 2006, and 2005 were $18.1 million, $15.7 million and $12.9 million, respectively. The Company had receivable balances from Fossil Spain of $2.7 million and $3.9 million as of January 5, 2008 and January 6, 2007, respectively.

Fossil East holds 363,624 shares of Crew BOS, an India stock exchange listed company at an aggregate cost of $829,000. The Company’s ownership represents less than 1% of Crew BOS’s total outstanding shares. The investment has been accounted for under the cost method.

4. Inventories

Inventories — net consist of the following:

Fiscal Year	2007	2006
	IN THOUSANDS
Components and parts	$15,615	$9,786
Work-in-process	5,129	1,691
Finished goods	240,923	228,822
	261,667	240,299
Inventory obsolescence reserve	(13,219)	(12,074)
Inventories - net	$248,448	$228,225

5. Property, Plant and Equipment

Property, plant and equipment — net consist of the following:

Fiscal Year	2007	2006
	IN THOUSANDS

Land	$16,968	$15,979
Buildings	80,304	72,334
Furniture and fixtures	76,068	66,996
Computer equipment and software	87,091	68,375
Leasehold improvements	58,451	43,637
Construction in progress	2,007	13,361
	320,889	280,682
Less accumulated depreciation and amortization	134,847	109,183
	$186,042	$171,499

6. Intangibles and Other Assets

Intangibles and other assets - net consist of the following:

		2007		2006
	Useful	Carrying	Accumulated	Carrying	Accumulated
Fiscal Year	Lives	Amount	Amortization	Amount	Amortization
		IN THOUSANDS
Intangibles - subject to amortization:
Trademarks	10 yrs.	$2,417	$1,301	$2,015	$1,202
Customer list	9 yrs.	8,279	3,655	8,274	2,472
Patents	14-20 yrs.	733	218	713	174
Other	7-20 yrs.	205	167	194	142
Total intangibles - subject to amortization		11,634	5,341	11,196	3,990

Intangibles - not subject to amortization:
Tradenames		29,869	—	29,263	—

Other assets:
Deposits		6,059	—	4,020	—
Cash surrender value of life insurance		3,415	—	3,050	—
Other		6,994	248	2,814	136
Total other assets		16,468	248	9,884	136
Total intangibles and other assets		$57,971	$5,589	$50,343	$4,126
Net of amortization			$52,382		$46,217

Amortization expense for intangible assets was approximately $1.4 million, $1.4 million and $0.9 million for fiscal 2007, 2006 and 2005, respectively. Amortization expense related to existing intangibles is estimated to be approximately $1.3 million for each of the years  2008, 2009 and 2010 and $0.7 million for 2011.

7. Debt

Short Term: U.S.-based:  On September 20, 2007, the Company executed the renewal of its Loan Agreement and Revolving Line of Credit (the “Revolver”) with its primary bank, Wells Fargo Bank (“Wells Fargo”), dated September 23, 2004, whereby Wells Fargo will provide a revolving line of credit of up to $100 million.  The Revolver is secured by 65% of the issued and outstanding shares of certain subsidiaries of the Company pursuant to an Amended and Restated Stock Pledge Agreement entered into as of September 21, 2006.  The Revolver requires the maintenance of net worth, quarterly income, working capital and certain financial ratios.  Borrowings under the Revolver bear interest at the option of the Company (i) at the London Interbank Offer Rate, (“LIBOR”), base rate (4.52% at year-end) plus 50 basis points, or (ii) at the lesser of (a) the higher of Wells Fargo’s prime rate (7.25% at year-end) less 1.0% or 3.0%, or (b) the maximum rate allowed by law.  The Company may prepay the Revolver without penalty.  Wells Fargo may accelerate the note to be immediately due and payable if the Company fails to pay any part of the principal or interest of the Revolver, or upon an Event of Default.  The Company intends to use the proceeds for working capital needs, potential acquisitions and for general corporate purposes, including potential common stock repurchases.  The Loan Agreement and the Revolver expire on September 19, 2008.  There were no outstanding borrowings as of fiscal year-end 2007. The Company incurred approximately $38,000, $3.0 million and $239,000 of interest expense related to outstanding borrowings under the credit facility for fiscal years 2007, 2006 and 2005, respectively.  The Company is in compliance with all covenants related to its amended Loan Agreement as of January 5, 2008.

On September 28, 2007, Fossil Group Europe GmbH (“FGE”) and Fossil Partners LP (“LP”) executed a renewal of its uncommitted Letter of Credit Facility (the “Facility”) with the Hongkong and Shanghai Banking Corporation Limited (“HSBC”).  The purpose of the Facility is to allow for up to $25 million of commercial and/or standby letters of credit.  At fiscal year-end 2007 and 2006, the Company had outstanding letters of credit of approximately $18.3 million and $15.9 million, respectively.  The Company had stand-by letters of credit of approximately $7.3 million and $9.0 million for fiscal year-end 2007 and 2006, respectively.  Letters of credit and stand-by letters of credit are issued to vendors for the purchase of merchandise, which amounts reduced availability of borrowings under the Revolver.

Short Term: Foreign-based: During May 2007, Fossil U.K. Ltd. (“Fossil UK”) entered into a revolving credit facility with its primary bank allowing borrowings of up to 4 million GBP. All outstanding borrowings under the facility bear interest at the aggregate of the Margin, LIBOR and Mandatory Lending Agreement (“MLA”), costs (7.11% on a combined basis at fiscal year-end). Fossil U.K. pays an unused fee of 0.32% per year. Any outstanding borrowings under the U.K. facility reduce the amount of borrowings available under the Revolver. U.K.-based borrowings, in U.S. dollars, under the facility were approximately $5.9 million and $7.7 million at fiscal year-end 2007 and 2006.  The Company’s Japanese subsidiary, Fossil Japan, maintains a short-term credit facility allowing for borrowings of up to 400 million yen, bearing interest based upon the Euroyen rate which was 1.65% as of fiscal year-end 2007. Fossil Japan pays an unused fee of 0.3% per year. Any outstanding borrowings under the Japan facility reduce the amount of borrowings available under the Revolver. Japan-based borrowings, in U.S. dollars, under the facility were approximately $3.7 and $3.4 million for fiscal year-end 2007 and 2006 respectively.  The borrowings entered into by Fossil U.K. and Fossil Japan were primarily used for working capital purposes.

Long Term:  Foreign-based:  On September 21, 2007, Fossil Group Europe, Gmbh (“FGE”), a wholly owned subsidiary of the Company, entered into a long term note payable with its primary bank (the “FGE Note”) related to the purchase of a building in Basel, Switzerland, in the amount of 4.0 million Swiss Francs or $3.5 million U.S dollars at year end.  The FGE Note has a variable interest term with an interest rate at fiscal year end 2007 of 3.0%; interest payments are due quarterly. This note requires minimum principal payments of 100,000 Swiss Francs, translated to $90,000 U.S. dollars at year end, per year with no stated maturity and no penalties for early termination.  The FGE Note requires FGE to submit an annual balance sheet and income statement and is secured by the Company’s building in Basel, Switzerland.

8. Other Income (Expense) — Net

Other income (expense) — net consists of the following:

Fiscal Year	2007	2006	2005
	IN THOUSANDS
Interest income	$5,362	$1,113	$1,590
Minority interest expense	(5,264)	(4,382)	(4,343)
Equity in the earnings of joint ventures, net of tax	2,202	706	1,856
Currency gains (losses)	(826)	2,039	(3,780)
Royalty income	447	415	510
Other gains (losses)	10	(867)	(1,552)
Other income (expense) — net	$1,931	$(976)	$(5,719)

9. Taxes

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the consolidated deferred tax assets and liabilities were:

Fiscal Year	2007	2006
	IN THOUSANDS
Current deferred income tax assets (liabilities):
Bad debt allowance	$3,663	$3,550
Returns allowance	9,036	8,841
Inventory	6,105	4,187
Compensation	4,988	4,778
Accrued liabilities	3,993	3,117
In-transit returns inventory	(4,902)	(5,413)
Deferred rent	536	281
Loss carry-forwards	642	2,320
Other	777	845
Total current deferred tax assets	24,838	22,506
Valuation allowance	(617)	(2,100)
Net current deferred income tax assets	24,221	20,406

Long-term deferred income tax assets (liabilities):
Fixed assets	(5,204)	(6,606)
Trade-names and customer list	(9,902)	(9,792)
Compensation	1,015	453
Deferred rent	2,510	2,453
Loss carry-forwards	1,377	882
Undistributed earnings of certain foreign subsidiaries	(4,428)	(2,154)
Tax deductible foreign reserves	(2,311)	(1,482)
Unrealized exchange gain	0	(830)
Other	2,152	2,937
Total deferred income tax liabilities	(14,791)	(14,139)
Valuation allowance	(1,377)	(882)
Net long-term deferred income tax liabilities	$(16,168)	$(15,021)

The deferred income tax asset for loss carry-forwards includes $7.2 million of net operating losses of foreign subsidiaries that expire at various dates for the years indicated. Valuation allowances have been recorded to reflect the estimated amount of deferred tax assets that may not be realized on these losses.

(IN THOUSANDS)
Operating loss carry-forwards:
Expires 2008	$0
Expires 2009	84
Expires 2010	0
Expires 2011	406
Expires 2012	448
Expires thereafter	6,305
Total capital loss carry-forward	$7,243

The following table identifies earnings before income taxes for the Company’s U.S. and non-U.S. based operations for the years indicated.

Fiscal Year	2007	2006	2005
	IN THOUSANDS
U.S	$34,947	$40,129	$20,721
Non-U.S.	152,579	78,666	82,227
Total	$187,526	$118,795	$102,948

The Company’s provision for income taxes consists of the following for the years indicated:

Fiscal Year	2007	2006	2005
	IN THOUSANDS
Current provision:
U.S. Federal	$36,105	$38,803	$22,648
Non-U.S.	30,294	16,377	19,101
State and local	2,290	1,518	2,611
Total current	68,689	56,698	44,360
Deferred provision
U.S. Federal	(4,958)	(15,580)	(16,046)
Non-U.S.	867	199	(983)
State and local	(333)	(104)	(53)
Total deferred	(4,424)	(15,485)	(17,082)

Provision for income taxes	$64,265	$41,213	$27,278

Tax (benefit) expense related to other comprehensive (loss) income	$(28)	$(28)	$799

The expected cash payments for the current federal income tax expense for 2007, 2006 and 2005 were reduced by approximately $17.7 million, $1.8 million and $3.4 million, respectively, as a result of tax deductions related to the exercise of non-qualified stock options and the vesting of restricted stock and stock appreciation rights.  The income tax benefits resulting from these stock-based compensation plans has increased additional paid in capital.

The Company was granted a 100% tax holiday for its watch assembly activities in Switzerland for tax years 2003 through 2007 which will decrease to a 60% holiday from 2008 through 2012.  After 2012, the Company will pay the full Swiss tax rate on its watch assembly activities.  This holiday had the effect of reducing current foreign income taxes by $500,000, $400,000, and $1.0 million in fiscal years 2007, 2006 and 2005.

A reconciliation of income tax computed at the U.S. federal statutory income tax rate of 35% to the provision for income taxes is as follows:

Fiscal Year	2007	2006	2005
Tax at statutory rate	35.0%	35.0%	35.0%
State, net of federal tax benefit	0.7%	0.7%	0.8%
Foreign rate differential	(11.8)%	(9.2)%	(9.8)%
U.S. tax on foreign income	8.3%	9.0%	12.3%
Dividends received deduction	—	—	(11.8)%
Income tax contingencies	1.3%
Other	0.8%	(.8)%	—
Provision for income taxes	34.3%	34.7%	26.5%

The lower effective tax rate in 2005 was the result of the Company’s ability, pursuant to the American Jobs Creation Act of 2004, to reduce previously recorded deferred tax liabilities by repatriating foreign earnings at an effective tax rate substantially below the statutory rate at which these deferred tax liabilities were established.

Deferred U.S. federal income taxes and foreign withholding taxes are not provided on undistributed earnings of certain foreign subsidiaries where management plans to continue reinvesting these earnings outside the United States.  The amount of undistributed earnings that would be subject to tax if distributed is approximately $163 million at January 5, 2008.  Determination of tax amounts that would be payable if earnings were distributed to the U.S. company is not practicable.

Effective January 7, 2007, the Company adopted the provisions of FIN 48. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.  This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The cumulative effects of applying this interpretation have been recorded as a decrease of $6.1 million to retained earnings, an increase of $1.3 million to net deferred income tax liabilities, and an increase of $4.8 million in the liability for uncertain tax benefits as of January 7, 2007.  The total amount of accrued income tax-related interest and penalties included in the condensed consolidated balance sheet at adoption was $5.6 million and $3.8 million, respectively.  At January 7, 2007 the total amount of unrecognized tax benefits that would have favorably affected the effective tax rate in future periods, if recognized, was $15.5 million.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year ended January 5, 2008:

In Thousands
Balance at beginning of Year	$51,441
Gross Increases - Tax positions in prior years	136
Gross Decreases - Tax positions in prior period	(4,631)
Gross Increases - Current Year tax positions	9,831
Settlements	(206)
Increase due to currency revaluation	624
Balance at end of the year	$57,195

The total amount of unrecognized tax benefits as of January 5, 2008, that would favorably affect the effective tax rate in future periods, if recognized, is $10.7 million.

The amount of accrued income tax-related interest and penalties at January 5, 2008 was $8.1 million and $3.9 million, respectively.   For the year ended January 5, 2008, the Company accrued interest expense of $3.0 million and penalties of $0.1 million and such interest and penalties have been included in the provision for income taxes.

The Company files income tax returns in the United States and in various state, local and foreign jurisdictions.  The Company is routinely examined by the tax authorities in these jurisdictions.   As of January 7, 2007, the Company was subject to an IRS examination for the 2003 and 2004 tax years. During the first quarter, the examination phase was completed.  The IRS has proposed certain adjustments and the Company has filed a protest at this time.  This protest is under review by the IRS Office of Appeals. In addition, a number of state and foreign examinations are currently ongoing.   As of January 5, 2008, the Company has recorded $16.9 million of unrecognized tax benefits, excluding interest and penalties for positions that could be settled within the next twelve months. At this time, an estimate of the range of the reasonably possible outcomes cannot be made. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

The Company has classified uncertain tax positions as long-term income taxes payable unless such amounts are expected to be paid in twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and underpayments in the provision for income taxes and income taxes payable.

Other Taxes

The Company has entered into a voluntary correction program with the IRS to pay the tax liability of its employees, including interest and penalties, arising under Section 409A relating to in-the-money stock options exercised by such employees subsequent to January 1, 2006 up to a certain date.  The Company estimates this payment will approximate $520,000 and recorded this charge in fiscal year 2007.  The Company offered option holders the opportunity to amend certain vested and un-exercised options that were granted in-the-money to avoid any future adverse tax consequences under Section 409A.   The Company also reviewed “in-the-money” option grants to its non-U.S.-based employees and accrued $1.1 million for the additional foreign payroll tax liabilities.

The Company identified that certain grants previously awarded to employees as incentive stock options should have been treated as non-qualified stock options.  Due to different tax requirements associated with the exercise of an incentive stock option versus a non-qualified stock option, it has determined that certain employer and employee FICA taxes and employee withholding taxes were not properly withheld at the time such options were exercised by its employees.  The settlement of these tax amounts is also being handled through the voluntary correction program with the IRS.  The Company has accrued for amounts to be paid related to the delinquent FICA taxes and federal income taxes, including the employer and employee portion, and interest thereon.  The estimate of this liability is $4.2 million at January 5, 2008 and $1.9 million at January 6, 2007.

10.       Commitments and Contingencies

License Agreements. The Company has various license agreements to market watches bearing certain trademarks or patents owned by various entities. In accordance with these agreements, the Company incurred royalty expense of approximately $60.7 million, $44.1 million and $34.6 million in fiscal years 2007, 2006 and 2005, respectively. These amounts are included in the Company’s cost of sales or if advertising related, selling and distribution expenses. The Company has various agreements in effect at the end of fiscal year 2007 which expire on various dates between 2008 and 2012 and such agreements also require the Company to pay royalties ranging from 3.0% to 20.0% of defined net sales. Future minimum royalty commitments under such license agreements at the close of fiscal year 2007 are as follows (amounts in thousands):

2008	$49,778
2009	23,102
2010	15,918
2011	11,689
2012	12,576
Thereafter	—
$113,063

Leases. The Company leases its retail and outlet store facilities as well as certain of its office facilities and equipment under non-cancelable operating leases and capital leases. Most of the retail store leases provide for contingent rental based on operating results and require the payment of taxes, insurance and other costs applicable to the property. Generally, these leases include renewal options for various periods at stipulated rates. Rent expense under these agreements was approximately $45.6 million, $38.0 million and $31.5 million for fiscal years 2007, 2006 and 2005, respectively. Contingent rent expense was approximately $1.7 million, $1.4 million and $1.2 million for fiscal years 2007, 2006 and 2005, respectively. Future minimum rental commitments under such non-cancelable leases at the close of fiscal year 2007 are as follows (amounts in thousands):

	Operating	Capital
2008	$40,762	327
2009	38,158	333
2010	33,087	336
2011	26,498	336
2012	23,332	343
Thereafter	66,404	371
	$228,241	$2,046
Less amounts representing interest		(173)
Capital lease obligations, included in short-term debt and in other long-term liabilities		$1,873

The Company has entered into a sublease agreement with a third party related to one of its former retail store locations pursuant to which future sublease income is expected to be approximately $1.2 million for each of the years 2008, 2009, and 2010 and $623,000 in 2011.

Litigation. Three shareholder derivative lawsuits have been filed in the United States District Court for the Northern District of Texas, Dallas Division, naming the Company as a nominal defendant and naming all of the Company’s then current directors and certain of its current and former officers and directors as defendants.  The complaints allege purported violations of federal securities laws and state law claims for breach of fiduciary duty, abuse of control, constructive fraud, corporate waste, unjust enrichment and gross mismanagement in connection with certain stock option grants made by the Company.  The Company believes that it has meritorious defenses to these claims, and it intends to assert a vigorous defense to the litigation.  The ultimate liability with respect to these claims cannot be determined at this time; however, the Company does not expect this matter to have a material impact on its financial position, operations or liquidity.

There are no other legal proceedings to which the Company is a party or to which its properties are subject, other than routine litigation incident to its business, which is not material to its consolidated financial condition, cash flows or results of operations.

11.       Stockholders’ Equity and Benefit Plans

Common and Preferred Stock.  The Company has 100,000,000 shares of authorized $0.01 par value common stock, with 69,712,561 and 67,793,918 shares issued at the close of fiscal years 2007 and 2006, respectively. The Company has 1,000,000 shares of authorized $0.01 par value preferred stock with none issued or outstanding. Rights, preferences and other terms of preferred stock will be determined by the Board of Directors at the time of issuance.

Common Stock Repurchase Programs. During fiscal years 2007 and 2005, the Company’s Board of Directors approved stock repurchase programs, pursuant to which up to 2,000,000 and 4,500,000 shares, respectively, of its common stock may be repurchased.  During fiscal years 2007, 2006 and 2005, the Company repurchased and retired 361,000, 1.3 million and 3.6 million shares, respectively, of its common stock under these repurchase programs at a cost of approximately $15.9 million, $25.9 million and $75.3 million, respectively. Authorized purchases under the 2005 program were completed in April 2006 and approximately 1.6 million shares under the 2007 share repurchase program were available for repurchase as of January 6, 2008.  This repurchase program is being conducted pursuant to Rule 10b-18 of the Securities Exchange Act of 1934 and is expected to be completed by mid-April, 2008.

Deferred Compensation and Savings Plans. The Company has a savings plan in the form of a defined contribution plan (the “401(k) Plan”) for substantially all U.S. based full-time employees of the Company. After one year of service (minimum of 1,000 hours worked), the Company matches 50% of employee contributions up to 3% of their compensation and 25% of the employee contributions between 4% and 6% of their compensation. The Company also has the right to make certain additional matching contributions not to exceed 15% of employee compensation. The Company has not made any additional matching contributions during fiscal years 2007, 2006 and 2005.  The Company’s common stock is one of several investment alternatives available under the 401(k) Plan. Matching contributions made by the Company to the 401(k) Plan totaled approximately $970,000, $850,000 and $842,000 for fiscal years 2007, 2006 and 2005, respectively.

In December 1998, the Company adopted the Fossil, Inc. and Affiliates Deferred Compensation Plan (the “Deferred Plan”). Eligible participants may elect to defer up to 50% of their salary pursuant to the terms and conditions of the Deferred Plan.  In addition, the Company may make employer contributions to participants under the Deferred Plan from time to time. The Company made no contributions to the Deferred Plan during fiscal years 2007, 2006 and 2005.

Stock-Based Compensation Plans. SFAS 123R requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  Under SFAS 123R, public companies are required to measure the cost of services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an award recipient is required to provide service in exchange for the award.  As of January 5, 2008, there was approximately $18.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the incentive plans. This cost is expected to be recognized over a weighted-average period of approximately two years.  The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition.

Pro forma disclosure as if the Company had adopted the fair value recognition requirements under SFAS 123 for stock option awards in fiscal year 2005 is presented in the following table.

Fiscal Year	2005
(In thousands, except
per share data)
Net income, as reported	$75,670
Add: Stock-based employee compensation included in reported net income, net of tax	3,101
Deduct fair value based compensation expense, net of tax	(21,182)
Pro forma net income	$57,589

Basic earnings per share:
As reported	$1.07
Pro forma under SFAS 123	$0.82

Diluted earnings per share:
As reported	$1.04
Pro forma under SFAS 123	$0.80

Restricted Stock Plan. The 2002 Restricted Stock Plan of the Company was intended to advance the best interests of the Company, its subsidiaries and its stockholders in order to attract, retain and motivate key employees by providing them with additional incentives through the award of shares of restricted stock. To date, shares awarded under the Restricted Stock Plan have been funded with shares contributed to the Company from a significant stockholder. During 2006 and 2005, 44,200 and 53,800 shares, respectively, of stock were contributed to the Restricted Stock Plan by the stockholder and reissued by the Company to the employees. At fiscal year-end 2007 and 2006, 55,850 and 69,000 shares, respectively, issued to employees were forfeited and held in the Company treasury until such shares were canceled and retired prior to year-end.  The restricted shares outstanding have original vesting periods that predominantly range from one to five years. These shares were accounted for at fair value at the date of grant.  On August 29, 2007, the Company’s Board of Directors elected to terminate this plan; however, the termination will not impair the remaining 167,420 outstanding shares which will continue in accordance with their original terms.

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

Nonemployee Director Stock Option Plan. An aggregate of 506,250 shares of common stock were reserved for issuance pursuant to the Nonemployee Director Stock Option Plan, adopted April 1993. An additional 112,500 shares were reserved in fiscal year 2002 for issuance under this plan. During the first year individuals are elected as nonemployee directors of the Company, they receive a grant of 5,000 nonqualified stock options. In addition, on the first day of each subsequent calendar year, each nonemployee director automatically receives a grant of an additional 4,000 nonqualified stock options as long as the individual is serving as a nonemployee director. Pursuant to this plan, 50% of the options granted will become exercisable on the first anniversary of the date of grant and in two additional installments of 25% on the second and third anniversaries. The exercise prices of stock options granted under this plan were not less than the fair market value of the Company’s common stock at the date of grant.

Stock options and stock appreciation rights.  The fair value of stock options and stock appreciation rights granted under the Company’s stock-based compensation plans was estimated on the date of grant using the Black-Scholes option-pricing model.  The table below outlines the weighted average assumptions for these award grants:

	2007	2006	2005
Risk-free interest rate	4.64%	4.71%	4.16%
Expected term (in years)	6.14	5.53	5.00
Expected volatility	55.75%	57.98%	58.83%
Expected dividend yield	—%	—%	—%
Estimated fair value per option/ stock appreciation right granted	17.86	10.12	13.72

The expected term of the options represent the estimated period of time until exercise and is based on historical experience of similar awards.  Expected stock price volatility is based on the historical volatility of the Company’s common stock.  The risk-free rate is based on the implied yield available on U.S. Treasury issues with an equivalent remaining term.

The Company receives a tax deduction for certain stock option exercises/restricted stock vestings when the options/restricted shares are exercised/vested. Generally for options, the tax deduction is related to the excess of the stock price at the time the options are sold over the exercise price of the options. For restricted shares, the tax deduction is the fair market value of the stock on the date the restricted shares vest. Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options and the vesting of restricted shares as operating cash inflows in the Consolidated Statements of Cash Flows. SFAS 123R requires the benefits of tax deductions in excess of the grant-date fair value for those options and restricted shares to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount is shown as “Excess tax benefits from stock-based compensation” on the Consolidated Statements of Cash Flows and for 2007 and 2006 amounted to approximately $17.7 million and $1.5 million, respectively.

The following table summarizes stock option and stock appreciation right activity:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
Options and stock appreciation rights	Shares	Exercise Price	Term (years)	Value
	IN THOUSANDS			IN THOUSANDS
Outstanding at January 1, 2005	5,730	$10.67	5.0	$61,121
Granted	823	$25.45
Exercised	(810)	$6.97		$12,697
Forfeited or expired	(303)	$14.60
Outstanding at December 31, 2005	5,440	$13.23	5.1	$71,983
Granted	441	$19.02
Exercised	(710)	$7.21		$8,456
Forfeited or expired	(247)	$19.97
Outstanding at January 6, 2007	4,924	$14.28	5.0	$70,324
Granted	446	$30.92
Exercised	(2,364)	$12.44		$56,539
Forfeited or expired	(111)	$19.38
Outstanding at January 5, 2008	2,895	$19.18	5.7	$48,983
Exercisable at December 31, 2005	4,390	$13.53	5.0	$59,405
Exercisable at January 6, 2007	4,104	$14.03	4.7	$57,561
Exercisable at January 5, 2008	2,051	$17.02	4.9	$38,868
Nonvested at January 5, 2008	844	$24.42	7.6	$10,115
Expected to vest	760	$24.42	7.6	$9,104

The aggregate intrinsic value in the table above is before income taxes and is based on the exercise price for outstanding and exercisable options/rights at January 5, 2008 and based on the fair market value of the Company’s common stock on the exercise date for options/rights that have been exercised during the fiscal year.

Options and Stock Appreciation Rights Outstanding and Exercisable.  The following table summarizes information with respect to options and stock appreciation rights outstanding and exercisable at January 5, 2008 (share amounts are in thousands of dollars):

Options and Stock Appreciation Rights Outstanding				Options and Stock Appreciation Rights Exercisable
			Weighted-
		Weighted-	Average		Weighted-
		Average	Remaining		Average
	Number of	Exercise	Contractual	Number of	Exercise
Range of Exercise Prices	Shares	Price	Life (Yrs.)	Shares	Price
$0.00 - $4.39	15	$4.33	0.02	15	$4.33
$4.39 - $8.78	367	7.53	2.34	368	7.53
$8.78 - $13.18	645	11.25	4.47	543	11.16
$13.18 - $17.57	45	13.85	4.86	42	13.84
$17.57 - $21.96	471	18.85	6.90	205	19.07
$21.96 - $26.35	965	24.15	6.44	824	24.21
$26.35 - $30.74	58	29.12	4.22	54	29.21
$30.74 - $35.14	276	31.44	8.65	—	—
$35.14 - $39.53	2	36.18	7.82	—	—
$39.53 - $43.92	51	43.10	9.98	—	—
	2,895	$19.18	5.73	2,051	$17.02

The Company has elected to apply the long-form method to determine the hypothetical additional paid-in capital (“APIC”) pool provided by SFAS 123R. The Company had determined that a hypothetical pool of excess tax benefits existed in APIC as of January 1, 2006, the date of adoption of SFAS 123R, related to historical stock option exercises.  In future periods, excess tax benefits resulting from stock option exercises will be recognized as additions to APIC in the period the benefit is realized.  In the event of a shortfall (that is, the tax benefit realized is less than the amount previously recognized through periodic stock compensation expense recognition and related deferred tax accounting), the shortfall would be charged against APIC to the extent of previous excess benefits, if any, including the hypothetical APIC pool, and then to tax expense.

Restricted Stock and Restricted Stock Units. The following table summarizes restricted stock and restricted stock unit activity:

		Weighted-
		Average
		Grant-Date Fair
Restricted Stock and Restricted Stock Units	Shares	Value
	IN THOUSANDS

Nonvested at January 1, 2005	409	$16.81
Granted	54	$25.77
Vested	(77)	$16.62
Forfeited	—	$20.42
Nonvested at December 31, 2005	386	$18.03
Granted	206	$19.35
Vested	(88)	$17.74
Forfeited	(69)	$18.69
Nonvested at January 6, 2007	435	$18.62
Granted	161	$27.51
Vested	(93)	$18.94
Forfeited	(60)	$20.13
Nonvested at January 5, 2008	443	$21.59
Expected to vest	399	$21.59

The total fair value of shares/units vested during 2007, 2006 and 2005 was $3.4 million, $1.6 million and $1.8 million, respectively.

12.       Supplemental Cash Flow Information

Fiscal Year	2007	2006	2005
	IN THOUSANDS

Cash paid during the year for:
Interest	$755	$3,471	$315
Income taxes	$40,219	$29,858	$59,774

Supplemental disclosures of non-cash investing and financing activities:
Purchase of property for capital lease obligation	$3	$4	$47
Additions to property, plant and equipment included in accounts payable	$3,045	$1,794	$2,821
Retirement of Treasury Stock	$2,071	$—	$—

13.       Major Customer, Segment and Geographic Information

In accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.

SEGMENT INFORMATION

The Company manages its business primarily on a geographic basis. The Company’s reportable segments are comprised of the United States-wholesale, Europe-wholesale, Other International-wholesale and Direct to Consumer. The United States-wholesale, Europe-wholesale, and Other International-wholesale reportable segments do not include activities related to the Direct to Consumer segment.  The Europe-wholesale segment primarily includes sales to wholesale or distributor customers based in European countries as well as the Middle East and Africa.  The Other International-wholesale segment primarily includes sales to wholesale or distributor customers based in Australia, Canada, China (including the Company’s assembly and procurement operations), India, Indonesia, Japan, Korea, Malaysia, Mexico, Singapore, South America and Taiwan. The Direct to Consumer segment includes company-owned retail stores and e-commerce sales.  Each reportable geographic segment provides similar products and services, and the accounting policies of the various segments are the same as those described in Note 1, “Significant Accounting Policies”.

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

	Fiscal Year 2007
	Net Sales	Operating Income	Long-lived Assets	Total Assets
IN THOUSANDS
United States - wholesale:			$129,072	$514,379
External customers	$460,584	$(16,916)
Intersegment	150,038	—
Direct to Consumer	255,332	15,463	51,735	119,148
Europe - wholesale:			100,765	349,488
External customers	483,897	96,604
Intersegment	32,834	—
Other international - wholesale:			16,239	139,613
External customers	233,171	91,334
Intersegment	407,627	—
Intersegment items	(590,499)	—

Consolidated	$1,432,984	$186,485	$297,811	$1,122,628

	Fiscal Year 2006
	Net Sales	Operating Income	Long-lived Assets	Total Assets
IN THOUSANDS
United States - wholesale:			$128,709	$387,532
External customers	$442,753	$(11,762)
Intersegment	118,638	—
Direct to Consumer	220,782	21,591	40,247	92,473
Europe - wholesale:			87,459	275,340
External customers	378,650	39,798
Intersegment	215,281	—
Other international - wholesale:			15,194	97,252
External customers	171,780	73,698
Intersegment	335,613	—
Intersegment items	(669,532)	—

Consolidated	$1,213,965	$123,325	$271,609	$852,597

	Fiscal Year 2005
	Net Sales	Operating Income	Long-lived Assets	Total Assets
IN THOUSANDS
United States - wholesale:			$137,264	$385,985
External customers	$411,735	$(19,640)
Intersegment	103,293	—
Direct to Consumer	172,969	12,491	28,986	67,086
Europe - wholesale:			61,203	211,162
External customers	316,353	31,239
Intersegment	181,417	—
Other international - wholesale:			10,517	80,909
External customers	142,063	84,898
Intersegment	336,619	—
Intersegment items	(621,329)	—

Consolidated	$1,043,120	$108,988	$237,970	$745,142

GEOGRAPHIC INFORMATION

Customers of the Company consist principally of major department stores and specialty retail stores located throughout the world.  In connection with Federated Department Store Inc.’s acquisition of May Department Stores Co. in 2005, net sales to this combined entity would approximate 9%, 9% and 10% for fiscal years 2007, 2006 and 2005.  Net sales, operating income and long-lived assets related to the Company’s operations in the U.S., Europe and Other International markets are as follows:

	Fiscal Year 2007
	Net sales	Operating Income	Long-lived Assets
IN THOUSANDS
United States	$659,079	$249	$168,229
Europe	522,727	93,313	110,097
Other international	251,178	92,923	19,485
Consolidated	$1,432,984	$186,485	$297,811

	Fiscal Year 2006
	Net sales	Operating Income	Long-lived Assets
IN THOUSANDS
United States	$632,431	$7,961	$163,060
Europe	397,922	40,301	91,024
Other international	183,612	75,063	17,525
Consolidated	$1,213,965	$123,325	$271,609

	Fiscal Year 2005
	Net sales	Operating Income	Long-lived Assets
IN THOUSANDS
United States	$568,586	$(7,678)	$163,235
Europe	325,101	30,147	62,463
Other international	149,433	86,519	12,272
Consolidated	$1,043,120	$108,988	$237,970

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no changes in or disagreements with our accountants to report under this item.

Item 9A.  Controls and Procedures

Controls Evaluation

We conducted an evaluation of the effectiveness of the design and operation of the “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

Evaluation of Disclosure Controls and Procedures

In connection with the filing of our Annual Report on Form 10-K for the year ended January 5, 2008, our management, with participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our Disclosure Controls and procedures and concluded that our Disclosure Controls and procedures were effective as of January 5, 2008.

Prior to January 5, 2008, our management, with participation of our CEO and CFO, concluded that our Disclosure Controls and procedures were not effective because of the material weakness in our internal control over financial reporting relating to equity grant administration and accounting for and disclosure of equity grants discussed below.  We believe we have taken the necessary steps to remediate this material weakness.  Before concluding that this material weakness was remediated, management implemented and evaluated its new controls and procedures for financial reporting relating to equity grant administration and accounting for and disclosure of equity grants and determined that these procedures were operating effectively for an amount of time deemed sufficient to conclude that the material weakness no longer existed.

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

We assessed the effectiveness of our internal control over financial reporting as of January 5, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  We concluded that, as of January 5, 2008, our internal control over financial reporting was effective.

Prior to January 5, 2008, our management had concluded that we did not maintain effective controls over financial reporting relating to equity grant administration and accounting for and disclosure of equity grants. Specifically, the Company did not design and implement controls necessary to provide reasonable assurance that the measurement date for stock option grants was appropriately determined.  As a result, the measurement date used for certain option grants was not appropriate and such grants were not accounted for in accordance with generally accepted accounting principles.  This control deficiency resulted in the restatement of our consolidated financial statements for the years ended December 31, 2005 and January 1, 2005, our selected financial data for the years ended December 31, 2005, January 1, 2005, January 3, 2004 and January 4, 2003, and our consolidated financial statements for the thirteen and thirty-nine week periods ended October 1, 2005.

Changes in Internal Control over Financial Reporting

Other than the remedial actions taken to address the material weakness as noted below, there have been no changes in internal control over financial reporting during the quarter ended January 5, 2008 that have materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

We have taken actions concerning corporate governance to enhance the process for granting equity-based compensation awards in the future, and we have implemented numerous remedial actions to enhance controls including, but not limited to, the following:

•                  We instituted internal audit procedures relating to the equity-based compensation awards approval and documentation process; engaged independent counsel and improved the compensation committee approval and oversight process; designated specific members of in-house legal, accounting, and human resources personnel to oversee documentation, accounting and disclosure of all equity-based compensation awards; distributed and explained enhanced equity grant processes and documentation requirements to personnel involved in the administration and accounting of equity grants; increased automation of the equity grant record keeping process; improved process and controls regarding delegated grant authority; and improved training and education designed to ensure that all relevant personnel involved in the administration of equity-based compensation awards understand relevant policies and requirements.

•                  Annual grants are determined in connection with annual performance reviews of employees, including executives.  Generally, one annual grant date will apply to all annual grants.

We believe the aforementioned steps have resolved the open matters related to the material weakness described above for a period of time sufficient to conclude that our controls are now effective.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Fossil, Inc.

Richardson, Texas

We have audited the internal control over financial reporting of Fossil, Inc. and subsidiaries (the “Company”) as of January 5, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.   Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects,  effective internal control over financial reporting as of January 5, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 5, 2008 of the Company and our report dated March 5, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and includes an explanatory paragraph regarding the Company’s adoption of new accounting standards.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
March 5, 2008

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

We have adopted a code of ethics that applies to all our directors and employees, including the principal executive officer, principal financial officer, principal accounting officer and controller. The full text of our Code of Conduct and Ethics is published on our Investor Relations web site at www.fossil.com. We intend to disclose future amendments to certain provisions of the Code of Conduct and Ethics, or waivers of such provisions granted to executive officers and directors, on this web site within five business days following the date of such amendment or waiver.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)                                  Documents filed as part of Report.

		Page

1.	Report of Independent Registered Public Accounting Firm	55
	Consolidated Balance Sheets	56
	Consolidated Statements of Income and Comprehensive Income	57
	Consolidated Statements of Stockholders’ Equity	58
	Consolidated Statements of Cash Flows	59
	Notes to Consolidated Financial Statements	60
2.	Financial Statement Schedule: See “Schedule II”.	93
3.	Exhibits required to be filed by Item 601 of Regulation S-K.	87

EXHIBIT INDEX

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 10-K for the year ended January 1, 2005).

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

10.1(2)

Fossil, Inc. 1993 Nonemployee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).

10.2(2)

Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).

10.3(2)

Form of Award Agreement under the Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-3, registration no. 333-107476, filed with the Securities and Exchange Commission).

10.4(2)

Fossil, Inc. 1993 Savings and Retirement Plan (incorporated herein by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).

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

10.15(2)

Employment Agreement by and between Fossil, Inc. and Harold S. Brooks dated October 31, 2004 (without exhibits) (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 10-Q for the quarterly period ended October 2, 2004).

10.16

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

10.17

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

10.18(2)	Fourth Amendment to the Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.21 of the Company’s Report on Form 10-K for the year ended January 6, 2007).

10.19(2)	Fifth Amendment to the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.22 of the Company’s Report on Form 10-K for the year ended January 6, 2007).

10.20(2)

Form of Resale Restriction Agreement (for certain senior and executive officers), effective as of November 16, 2005 (incorporated by reference to Exhibit 10.23 of the Company’s Report on Form 10-K for the year ended January 6, 2007).

10.21(2)

Form of Resale Restriction Agreement (for non-employee directors), effective as of November 30, 2005 (incorporated by reference to Exhibit 10.24 of the Company’s Report on Form 10-K for the year ended January 6, 2007).

10.22(2)

Amendment to Award Agreement, by and between Fossil, Inc. and Mark Quick, dated November 10, 2005 (incorporated by reference to Exhibit 10.25 of the Company’s Report on Form 10-K for the year ended January 6, 2007).

10.23(2)

Form of Restricted Stock Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.26 of the Company’s Report on Form 10-K for the year ended January 6, 2007).

10.24(2)

Form of Restricted Stock Unit Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.27 of the Company’s Report on Form 10-K for the year ended January 6, 2007).

10.25(2)

Form of Stock Appreciation Rights Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.28 of the Company’s Report on Form 10-K for the year ended January 6, 2007).

10.26(2)	Summary Sheet of Non-Employee Director Compensation dated as of March 15, 2006 (incorporated by reference to the Company’s Report on Form 8-K filed on March 20, 2006).

10.27(2)	Sixth Amendment to the 2004 Long-Term Incentive Plan of Fossil, Inc. (incorporated by reference to the Company’s Report on Form 8-K filed on May 30, 2006).

10.28

Third Amendment to Loan Agreement, by and among Wells Fargo Bank, National Association, Fossil partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc., Arrow Merchandising, Inc. and Fossil Holdings, LLC, effective as of September 21, 2006 (incorporated by reference to the Company’s Report on Form 8-K filed on September 26, 2006).

10.29

Amended and Restated Stock Pledge Agreement, by and between Fossil, Inc. and Wells Fargo Bank, National Association, a national banking association, dated September 21, 2006 (incorporated by reference to the Company’s Report on Form 8-K filed on September 26, 2006).

10.30

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

10.31(2)	Form of Letter Agreement relating to outstanding stock options under the Company’s long-term equity plans (incorporated by reference to the Company’s report on Form 8-K filed on January 5, 2007).

10.32(2)	Form of Revised Stock Option Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K filed on August 8, 2007).

10.33(2)	Form of Revised Restricted Stock Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K filed on August 8, 2007).

10.34(2)	Form of Revised Restricted Stock Unit Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K filed on August 8, 2007).

10.35(2)	Form of Revised Stock Appreciation Rights Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K filed on August 8, 2007).

10.36(2)	Form of International Stock Option Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K filed on August 8, 2007).

10.37(2)	Form of International Restricted Stock Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K filed on August 8, 2007).

10.38(2)

Form of International Restricted Stock Unit Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K filed on August 8, 2007).

10.39

Fifth Amendment to Loan Agreement, by and among Wells Fargo Bank, National Association, a national banking association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc., Arrow Merchandising, Inc. and Fossil Holdings, LLC, effective as of September 19, 2007 (incorporated by reference to the Company’s Report on Form 8-K filed on September 24, 2007).

10.40

Third Amended and Restated Revolving Line of Credit Note, by and between Fossil partners, L.P. and Wells Fargo Bank, National Association, a national banking association, dated September 20, 2007 (incorporated by reference to the Company’s Report on Form 8-K filed on September 24, 2007).

10.41(1)(2)	Amendment Number One to the Fossil, Inc. 1993 Nonemployee Director Stock Option Plan.

10.42(1)(2)	Separation Agreement and General Release between Fossil Partners, L.P. and Harold Brooks.

10.43(1)(2)	Option Forfeiture Agreement dated December 31, 2007 between Fossil, Inc. and Kenneth W. Anderson.

21.1(1)	Subsidiaries of Fossil, Inc.

23.1(1)	Consent of Independent Registered Public Accounting Firm.

31.1(1)	Certification of Principal Executive Officer

31.2(1)	Certification of Principal Financial Officer

32.1(1)	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)                                      Filed herewith.

(2)                                      Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 5, 2008.

FOSSIL, INC.

/S/ KOSTA N. KARTSOTIS
Kosta N. Kartsotis,
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ TOM KARTSOTIS	Chairman of the Board and	March 5, 2008
Tom Kartsotis	Director

/s/ KOSTA N. KARTSOTIS	Chief Executive Officer and	March 5, 2008
Kosta N. Kartsotis	Director (Principal Executive Officer)

/s/ MIKE L. KOVAR	Senior Vice President, Chief	March 5, 2008
Mike L. Kovar	Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ MICHAEL W. BARNES	President and Chief Operating	March 5, 2008
Michael W. Barnes	Officer and Director

/s/ ELAINE AGATHER	Director	March 5, 2008
Elaine Agather

/s/ KENNETH W. ANDERSON	Director	March 5, 2008
Kenneth W. Anderson

/s/ JEFFREY N. BOYER	Director	March 5, 2008
Jeffrey N. Boyer

/s/ ALAN J. GOLD	Director	March 5, 2008
Alan J. Gold

/s/ ELYSIA HOLT RAGUSA	Director	March 5, 2008
Elysia Holt Ragusa

/s/ JAL S. SHROFF	Director	March 5, 2008
Jal S. Shroff

/s/ JAMES E. SKINNER	Director	March 5, 2008
James E. Skinner

/s/ MICHAEL STEINBERG	Director	March 5, 2008
Michael Steinberg

/s/ DONALD J. STONE	Director	March 5, 2008
Donald J. Stone

/s/ JAMES M. ZIMMERMAN	Director	March 5, 2008
James M. Zimmerman

SCHEDULE II

FOSSIL, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Fiscal Years 2005, 2006 and 2007

(in thousands)

		Additions	Deductions
	Balance at the Begining of Period	Charged (Credited) to Operations	Actual Returns or Writeoffs	Balance at End of Period
Classification
Fiscal Year 2005:
Account receivable allowances:
Sales returns	$29,820	$60,516	$(58,191)	$32,145
Bad debts	11,748	5,408	(6,089)	11,067
Cash discounts	3,770	35,530	(36,219)	3,081
Deferred tax asset valuation allowance	—	2,692	—	2,692

Fiscal Year 2006:
Account receivable allowances:
Sales returns	32,145	64,626	(58,513)	38,258
Bad debts	11,067	4,904	(6,159)	9,812
Cash discounts	3,081	39,303	(38,840)	3,544
Deferred tax asset valuation allowance	2,692	290	—	2,982

Fiscal Year 2007:
Account receivable allowances:
Sales returns	38,258	70,210	(66,590)	41,878
Bad debts	9,812	3,851	(3,740)	9,923
Cash discounts	3,544	70,944	(70,032)	4,456
Deferred tax asset valuation allowance	2,982	1,112	(2,100)	1,994

EXHIBIT INDEX

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 10-K for the year ended January 1, 2005).

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

10.1(2)

Fossil, Inc. 1993 Nonemployee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).

10.2(2)

Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).

10.3(2)

Form of Award Agreement under the Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-3, registration no. 333-107476, filed with the Securities and Exchange Commission).

10.4(2)

Fossil, Inc. 1993 Savings and Retirement Plan (incorporated herein by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).

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

10.15(2)

Employment Agreement by and between Fossil, Inc. and Harold S. Brooks dated October 31, 2004 (without exhibits) (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 10-Q for the quarterly period ended October 2, 2004).

10.16

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

10.17

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

10.18(2)	Fourth Amendment to the Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.21 of the Company’s Report on Form 10-K for the year ended January 6, 2007).

10.19(2)	Fifth Amendment to the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.22 of the Company’s Report on Form 10-K for the year ended January 6, 2007).

10.20(2)

Form of Resale Restriction Agreement (for certain senior and executive officers), effective as of November 16, 2005 (incorporated by reference to Exhibit 10.23 of the Company’s Report on Form 10-K for the year ended January 6, 2007).

10.21(2)

Form of Resale Restriction Agreement (for non-employee directors), effective as of November 30, 2005 (incorporated by reference to Exhibit 10.24 of the Company’s Report on Form 10-K for the year ended January 6, 2007).

10.22(2)

Amendment to Award Agreement, by and between Fossil, Inc. and Mark Quick, dated November 10, 2005 (incorporated by reference to Exhibit 10.25 of the Company’s Report on Form 10-K for the year ended January 6, 2007).

10.23(2)

Form of Restricted Stock Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.26 of the Company’s Report on Form 10-K for the year ended January 6, 2007).

10.24(2)

Form of Restricted Stock Unit Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.27 of the Company’s Report on Form 10-K for the year ended January 6, 2007).

10.25(2)

Form of Stock Appreciation Rights Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.28 of the Company’s Report on Form 10-K for the year ended January 6, 2007).

10.26(2)	Summary Sheet of Non-Employee Director Compensation dated as of March 15, 2006 (incorporated by reference to the Company’s Report on Form 8-K filed on March 20, 2006).

10.27	Sixth Amendment to the 2004 Long-Term Incentive Plan of Fossil, Inc. (incorporated by reference to the Company’s Report on Form 8-K filed on May 30, 2006).

10.28

Third Amendment to Loan Agreement, by and among Wells Fargo Bank, National Association, Fossil partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc., Arrow Merchandising, Inc. and Fossil Holdings, LLC, effective as of September 21, 2006 (incorporated by reference to the Company’s Report on Form 8-K filed on September 26, 2006).

10.29

Amended and Restated Stock Pledge Agreement, by and between Fossil, Inc. and Wells Fargo Bank, National Association, a national banking association, dated September 21, 2006 (incorporated by reference to the Company’s Report on Form 8-K filed on September 26, 2006).

10.30

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

10.31(2)	Form of Letter Agreement relating to outstanding stock options under the Company’s long-term equity plans (incorporated by reference to the Company’s report on Form 8-K filed on January 5, 2007).

10.32(2)	Form of Revised Stock Option Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K filed on August 8, 2007).

10.33(2)	Form of Revised Restricted Stock Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K filed on August 8, 2007).

10.34(2)	Form of Revised Restricted Stock Unit Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K filed on August 8, 2007).

10.35(2)	Form of Revised Stock Appreciation Rights Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K filed on August 8, 2007).

10.36(2)	Form of International Stock Option Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K filed on August 8, 2007).

10.37(2)	Form of International Restricted Stock Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K filed on August 8, 2007).

10.38(2)

Form of International Restricted Stock Unit Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K filed on August 8, 2007).

10.39

Fifth Amendment to Loan Agreement, by and among Wells Fargo Bank, National Association, a national banking association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc., Arrow Merchandising, Inc. and Fossil Holdings, LLC, effective as of September 19, 2007 (incorporated by reference to the Company’s Report on Form 8-K filed on September 24, 2007).

10.40

Third Amended and Restated Revolving Line of Credit Note, by and between Fossil partners, L.P. and Wells Fargo Bank, National Association, a national banking association, dated September 20, 2007 (incorporated by reference to the Company’s Report on Form 8-K filed on September 24, 2007).

10.41(1)(2)	Amendment Number One to the Fossil, Inc. 1993 Nonemployee Director Stock Option Plan.

10.42(1)(2)	Separation Agreement and General Release between Fossil Partners, L.P. and Harold Brooks.

10.43(1)(2)	Option Forfeiture Agreement dated December 31, 2007 between Fossil, Inc. and Kenneth W. Anderson.

21.1(1)	Subsidiaries of Fossil, Inc.

23.1(1)	Consent of Independent Registered Public Accounting Firm.

31.1(1)	Certification of Principal Executive Officer

31.2(1)	Certification of Principal Financial Officer

32.1(1)	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)                                      Filed herewith.

(2)             Management contract or compensatory plan or arrangement.