Form 10-Q
period 2008-04-05
FOSSIL INC
filed 2008-05-15
CIK 883569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 5, 2008

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

The number of shares of registrant’s common stock outstanding as of May 12, 2008: 69,249,927

PART I - FINANCIAL INFORMATION

Item 1.                       Financial Statements

FOSSIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

AMOUNTS IN THOUSANDS

	April 5, 2008	January 5, 2008

Assets
Current assets:
Cash and cash equivalents	$196,942	$255,244
Securities available for sale	7,788	12,626
Accounts receivable - net of allowances of $37,436 and $41,878, respectively	204,819	227,481
Inventories - net	265,472	248,448
Deferred income tax assets - net	25,531	24,221
Prepaid expenses and other current assets	59,887	56,797
Total current assets	760,439	824,817

Investments	15,199	13,902
Property, plant and equipment - net of accumulated depreciation of $144,300 and $134,847, respectively	192,109	186,042
Goodwill	46,647	45,485
Intangible and other assets - net of accumulated amortization of $6,037 and $5,589, respectively	58,393	52,382
Total assets	$1,072,787	$1,122,628

Liabilities and Stockholders’ Equity
Current liabilities:
Short term debt	$4,350	$9,993
Accounts payable	95,249	111,015
Accrued expenses:
Compensation	38,430	44,224
Royalties	12,676	22,524
Co-op advertising	10,605	17,769
Other	25,209	32,833
Income taxes payable	51,808	40,049
Total current liabilities	238,327	278,407

Long-term income taxes payable	39,652	38,455
Deferred income tax liabilities	19,994	16,168
Long-term debt	3,681	3,452
Other long-term liabilities	8,653	8,357
Total long-term liabilities	71,980	66,432

Minority interest in subsidiaries	3,623	6,127
Stockholders’ equity:
Common stock, 68,266 and 69,713 shares issued at 2008 and 2007, respectively	683	697
Additional paid-in capital	75,884	88,000
Retained earnings	636,919	646,492
Accumulated other comprehensive income	45,371	36,473
Total stockholders’ equity	758,857	771,662
Total liabilities and stockholders’ equity	$1,072,787	$1,122,628

See notes to the condensed consolidated financial statements.

FOSSIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

UNAUDITED

AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA

	For the 13 Weeks	For the 13 Weeks
	Ended April 5,	Ended April 7,
	2008	2007

Net sales	$356,184	$304,825
Cost of sales	161,933	148,706
Gross profit	194,251	156,119

Operating expenses:
Selling and distribution	105,323	86,367
General and administrative	39,813	37,197

Total operating expenses	145,136	123,564

Operating income	49,115	32,555
Interest expense	200	221
Other (expense) income - net	(1,458)	1,495

Income before income taxes	47,457	33,829
Provision for income taxes	17,240	8,797

Net income	$30,217	$25,032

Other comprehensive income (loss), net of taxes:
Currency translation adjustment	14,650	4,523
Unrealized gain (loss) on securities available for sale	(405)	384
Forward contracts hedging intercompany foreign currency payments - change in fair values net of tax benefit of 411 and 80 for 2008 and 2007, respectively	(5,347)	(1,314)

Total comprehensive income	$39,115	$28,625

Earnings per share:
Basic	$0.44	$0.37
Diluted	$0.43	$0.36
Weighted average common shares outstanding:
Basic	68,631	67,576
Diluted	69,755	69,238

See notes to the condensed consolidated financial statements.

FOSSIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

AMOUNTS IN THOUSANDS

	For the 13	For the 13
	Weeks Ended	Weeks Ended
	April 5, 2008	April 7, 2007

Operating Activities:
Net income	$30,217	$25,032
Noncash items affecting net income:
Depreciation and amortization	8,981	8,031
Stock based compensation	1,449	458
Minority interest in subsidiaries	1,582	1,192
Decrease in allowance for returns - net of related inventory in transit	(1,351)	(1,111)
Loss on disposal of assets	82	76
Equity in income of joint venture	(666)	(327)
Increase (decrease) in allowance for doubtful accounts	300	(138)
Excess tax benefits from stock based compensation	1,106	(1,021)
Deferred income taxes	2,982	(598)

Changes in operating assets and liabilities, net of effects of acquisitions:
Income taxes payable	11,851	9,524
Accrued expenses	(35,571)	(11,725)
Inventories	(20,115)	(10,203)
Prepaid expenses and other current assets	(3,090)	(8,516)
Accounts payable	(22,493)	(11,111)
Accounts receivable	26,804	7,400

Net cash from operating activities	2,068	6,963

Investing Activities:
Additions to property, plant and equipment	(8,902)	(4,006)
Increase in intangible and other assets	(4,317)	(448)
Purchase of securities available for sale	(1,091)	(325)
Sale of securities available for sale and other investments	5,852	—

Net cash used in investing activities	(8,458)	(4,779)

Financing Activities:
Acquisition and retirement of common stock	(52,336)	(287)
Distribution of minority interest earnings	(4,083)	(2,049)
Excess tax benefits from stock based compensation	(1,106)	1,021
Net payments on notes payable	(5,828)	(62)
Proceeds from exercise of stock options	949	4,139

Net cash (used in) from financing activities	(62,404)	2,762

Effect of exchange rate changes on cash and cash equivalents	10,492	3,298
Net (decrease) increase in cash and cash equivalents	(58,302)	8,244
Cash and cash equivalents:
Beginning of period	255,244	133,304
End of period	$196,942	$141,548

See notes to the condensed consolidated financial statements.

FOSSIL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1.                                      FINANCIAL STATEMENT POLICIES

Basis of Presentation.  The condensed consolidated financial statements include the accounts of Fossil, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of April 5, 2008, and the results of operations for the thirteen-week periods ended April 5, 2008 (“First Quarter”) and April 7, 2007 (“Prior Year Quarter”), respectively. All adjustments are of a normal, recurring nature.

These interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the annual report on Form 10-K filed by the Company pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) for the year ended January 5, 2008. Operating results for the thirteen week period ended April 5, 2008 are not necessarily indicative of the results to be achieved for the full year.

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

Foreign Currency Hedging Instruments. The Company’s foreign subsidiaries periodically enter into forward contracts principally to hedge the future payment of intercompany inventory transactions in U.S. dollars. At April 5, 2008, the Company’s foreign subsidiaries had forward contracts to sell (i) 96.9 million Euro for approximately $140.7 million, expiring through September 2009 and (ii) approximately 8.8 million British Pounds for $17.9 million, expiring through December 2008. If the Company’s foreign subsidiaries were to settle their Euro and British Pound based contracts at the reporting date, the net result would be a net loss of approximately $5.8 million, net of taxes, as of April 5, 2008. The net decrease in fair value for the First Quarter and the Prior Year Quarter of approximately $5.3 million and $1.3 million, respectively, is included in other comprehensive income. The net decrease for the First Quarter consisted of net losses from these hedges of $6.0 million and approximately $0.7 million of net losses reclassified into earnings.

Earnings Per Share. The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share (“EPS”):

	For the 13 Weeks	For the 13 Weeks
	Ended April 5, 2008	Ended April 7, 2007

IN THOUSANDS, EXCEPT PER SHARE DATA
Numerator:
Net income	$30,217	$25,032

Denominator:
Basic EPS computations:
Weighted average common shares outstanding	68,631	67,576
Basic EPS	$0.44	$0.37

Diluted EPS computation:
Basic weighted average common shares outstanding	68,631	67,576
Stock options, stock appreciation rights, unvested restricted stock and restricted stock units	1,124	1,662
	69,755	69,238
Diluted EPS	$0.43	$0.36

Approximately 56,000 and 700,000 weighted average shares issuable under stock-based awards were not included in the diluted earnings per share calculation at the end of the First Quarter and Prior Year Quarter, respectively, because they were antidilutive. These common share equivalents may be dilutive in future EPS calculations.

Goodwill. The changes in the carrying amount of goodwill, which is not subject to amortization, are as follows:

			Other
	United States -	Europe -	International -	Direct to
IN THOUSANDS	Wholesale	Wholesale	Wholesale	Consumer	Total
Balance at January 6, 2007	$21,799	$17,518	$3,721	$—	$43,038
Acquisitions	—	—	1,326	—	1,326
Currency	—	297	(23)	—	274
Balance at April 7, 2007	$21,799	$17,815	$5,024	$—	$44,638

			Other
	United States -	Europe -	International -	Direct to
IN THOUSANDS	Wholesale	Wholesale	Wholesale	Consumer	Total
Balance at January 5, 2008	$21,799	$18,908	$4,778	$—	$45,485
Acquisitions	—	—	—	—	—
Currency	—	1,006	156	—	1,162
Balance at April 5, 2008	$21,799	$19,914	$4,934	$—	$46,647

Newly Issued Accounting Standards.  In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement 133 (“SFAS 161”). SFAS 161 expands the current disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, such that entities must now provide enhanced disclosures on a quarterly basis regarding how and why the entity uses derivatives; how derivatives and related hedged items are accounted for under SFAS 133 and how derivatives and related hedged items affect the entity’s financial position, performance and cash flow. Pursuant to the transition provisions of SFAS 161, the Company will adopt SFAS 161 in fiscal year 2009 and will present the required disclosures in the prescribed format on a prospective basis. This Statement will not impact the consolidated results of operations or financial condition as it is disclosure-only in nature.

Newly Adopted Accounting Standards.  In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement  115, (“SFAS 159”). SFAS 159 introduces the fair value option, which permits entities to choose to measure eligible financial instruments at fair value at specified election dates. The entity reported unrealized gains and losses on the items on which it has elected the fair value option in earnings. SFAS 159 was effective for the Company effective January 6, 2008. The adoption of SFAS 159 did not have an impact on the Company’s consolidated results of operations or financial condition as the Company did not elect to adopt the fair value option for any of its financial assets or liabilities.

In September 2006, the FASB issued Statement of Financial Accounting Standards 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 provides guidance for using fair value to measure assets and liabilities. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. This standard primarily applies to those assets or liabilities that do not have a quoted market price. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007; however, the FASB provided a one year deferral for implementation of the standard for non-recurring  non-financial assets and liabilities.  The Company adopted SFAS 157 effective January 6, 2008, for all financial assets and liabilities as required.  Refer to Note 5, Fair Value Measurements, for additional information.  The Company does not expect the standard to have a material impact on its consolidated financial statements when fully adopted in fiscal year 2009.

2.                                      INVENTORIES

Inventories — net consist of the following:

	April 5,	January 5,
	2008	2008
	IN THOUSANDS
Components and parts	$16,875	$15,615
Work-in-process	4,382	5,129
Finished goods	257,546	240,923
	278,803	261,667
Inventory obsolescence reserve	(13,331)	(13,219)
Inventories - net	$265,472	$248,448

3.                                      INCOME TAXES

The Company’s income tax expense for the First Quarter and Prior Year Quarter was $17.2 million and $8.8 million, respectively, resulting in an effective income tax rate of 36.3% and 26.0%, respectively.  The lower effective rate for the Prior Year Quarter is primarily due to the release of  $3.9 million in certain income tax contingency reserves.

As of April 5, 2008, the total amount of unrecognized tax benefits under Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an Interpretation of FASB Statement No. 109 (“FIN 48”), excluding interest and penalties, was $58.5 million, of which $11.0 million would favorably impact the effective tax rate in future periods, if recognized.   During the first quarter of 2007, the examination phase of the IRS audit for tax years 2003 and 2004 was completed.  The IRS has proposed certain adjustments and the Company has filed a protest at this time.  This protest is under review by the IRS Office of Appeals and it is possible that it may be resolved within the next twelve months.  The Company is also subject to examinations in various state and foreign jurisdictions for the 2001-2006 tax years, none of which are individually significant.   As of April 5, 2008, the Company has recorded $17.6 million of unrecognized tax benefits, excluding interest and penalties for positions that could be settled within the next twelve months. At this time, an estimate of the range of the reasonably possible outcomes cannot be made. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

The Company has classified uncertain tax positions as long-term income taxes payable unless such amounts are expected to be paid in twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and underpayments in income tax expense and income taxes payable. The total amount of accrued income tax-

related interest and penalties included in the condensed consolidated balance sheet at April 5, 2008 was $9.4 million and $3.9 million, respectively.  For the quarter ended April 5, 2008, the Company accrued interest expense of $1.2 million.

4.             STOCKHOLDERS’ EQUITY AND BENEFIT PLANS

Common Stock Repurchase Program.  During fiscal year 2007, the Company’s Board of Directors approved a stock repurchase program, pursuant to which up to 2,000,000 shares of its common stock may be repurchased.  During the First Quarter, the Company repurchased and retired 1,560,000 shares of its common stock under this repurchase program at a cost of approximately $52.3 million.  Approximately 79,000 shares under the 2007 share repurchase program were available for repurchase as of April 5, 2008.  This repurchase program was conducted pursuant to Rule 10b-18 of the Securities Exchange Act of 1934 and was completed in April 2008.  As a result of the stock repurchase program, the excess of purchase price over par value of the shares has been allocated between additional paid in capital and retained earnings, resulting in an approximate $40 million reduction in retained earnings during the First Quarter.

Stock-Based Compensation Plans.  The Company accounts for stock-based compensation in accordance with the provisions of SFAS 123(R), Share-Based Payment (“SFAS 123R”) using the Black-Scholes option pricing model to determine the fair value of stock options at the date of grant. The Company’s current stock-based compensation plans include: (a) stock options and restricted stock for its international employees, (b) stock options for its non-employee directors, and (c) stock appreciation rights, restricted stock and restricted stock units for its U.S.-based employees.  Prior to 2006, the Company’s stock based-compensation plans included stock options for its non-employee directors and stock options and restricted stock for its employees, including its executive officers.

Long-Term Incentive Plan.  Designated employees of the Company, including officers, are eligible to receive (a) stock options, (b) stock appreciation rights, (c) restricted or non-restricted stock awards, (d) restricted stock units, (e) cash awards or (f) any combination of the foregoing.  The current stock options, stock appreciation rights, restricted stock and restricted stock units outstanding include an original vesting term ranging from three to five years.  All stock options, stock appreciation rights, restricted stock and restricted stock units are accounted for at fair value at the date of grant.  All stock appreciation rights and restricted stock units are settled in shares of Company stock.

Restricted Stock Plan.  Shares awarded under the 2002 Restricted Stock Plan have been funded with shares contributed to the Company from a significant stockholder.  The restricted shares outstanding have original vesting periods that predominately range from one to five years.  These shares were accounted for at fair value at the date of grant.  On August 29, 2007, the Company’s Board of Directors elected to terminate this plan; however, the termination will not impair the remaining 132,330 outstanding shares which will continue in accordance with their original terms.

Non-employee Director Stock Option Plan.  During the first year individuals are elected as non-employee directors of the Company, they receive a grant of 5,000 non-qualified stock options. In addition, on the first day of each subsequent calendar year, each non-employee director automatically receives a grant of an additional 4,000 non-qualified stock options as long as the individual is serving as a non-employee director. Effective April 1, 2008, the grant of 4,000 non-qualified stock options increased to 6,000 non-qualified stock options.  Pursuant to this plan, 50% of the options granted will become exercisable on the first anniversary of the date of grant and in two additional installments of 25% on the second and third anniversaries. All stock options granted under this plan are accounted for at fair value at the date of grant.

The following table summarizes stock option and stock appreciation right activity during the First Quarter:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
Options and stock appreciation rights	Shares	Exercise Price	Term (years)	Value
	IN THOUSANDS			IN THOUSANDS
Outstanding at January 5, 2008	2,895	$19.18	5.7	$48,983
Granted	360	$30.71
Exercised	(53)	$17.85		$833
Forfeited or expired	(25)	$26.75
Outstanding at April 5, 2008	3,177	$20.55	5.8	$38,735
Exercisable at April 5, 2008	2,178	$17.00	4.6	$33,890
Nonvested at April 5, 2008	999	$28.29	8.2	$4,845
Expected to vest	930	$28.29	8.2	$4,515

The aggregate intrinsic value in the table above is before income taxes and is based on the exercise price for outstanding and exercisable options and rights at April 5, 2008 and based on the fair market value on the exercise date for options and rights that have been exercised during the First Quarter.

Stock Options and Stock Appreciation Rights Outstanding and Exercisable.  The following table summarizes information with respect to stock options and stock appreciation rights outstanding and exercisable at April 5, 2008 (number of shares in thousands):

				Options and Stock Appreciation
Options and Stock Appreciation Rights Outstanding				Rights Exercisable
			Weighted-
		Weighted-	Average		Weighted-
		Average	Remaining		Average
Range of	Number of	Exercise	Contractual	Number of	Exercise
Exercise Prices	Shares	Price	Life (Yrs.)	Shares	Price
$4.39 - $8.78	298	$7.52	2.1	298	7.52
$8.78 - $13.18	706	11.22	3.7	706	11.22
$13.18 - $17.57	44	13.85	4.6	43	13.82
$17.57 - $21.96	437	18.83	6.5	235	18.89
$21.96 - $26.35	973	24.09	6.0	856	24.13
$26.35 - $30.74	394	30.53	8.7	30	28.77
$30.74 - $35.14	273	31.44	8.2	10	31.24
$35.14 - $39.53	1	36.18	7.6	—	—
$39.53 - $43.92	51	43.10	9.7	—	—
	3,177	$20.55	5.8	2,178	$17.00

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

Restricted Stock and Restricted Stock Units. The following table summarizes restricted stock and restricted stock unit activity during the First Quarter:

		Weighted-
		Average
Restricted Stock and Restricted		Grant-Date Fair
Stock Units	Shares	Value
	IN THOUSANDS

Nonvested at January 5, 2008	443	$21.59
Granted	157	$30.74
Vested	(71)	$20.00
Forfeited	(3)	$23.05
Nonvested at April 5, 2008	526	$24.53

Expected to vest	480	$24.53

The total fair value of restricted stock and restricted stock units vested during the First Quarter was approximately $2.3 million.

5.             FAIR VALUE MEASUREMENTS

The Company adopted SFAS 157 as of January 6, 2008, with the exception of the application of the statement to non-recurring, non-financial assets and liabilities. The adoption of SFAS 157 did not have a material impact on the Company’s fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•                  Level 1 - Quoted prices in active markets for identical assets or liabilities.

•                  Level 2 - Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•                  Level 3 - Unobservable inputs based on the Company’s assumptions.

SFAS 157 requires the use of observable market data if such data is available without undue cost and effort.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of April 5, 2008:

	Fair Value at April 5, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Securities Available for Sale	$7,788	$—	$—	$7,788
Total	$7,788	$—	$—	$7,788

Liabilities:
Foreign exchange forward contracts	$—	$9,211	$—	$9,211
Total	$—	$9,211	$—	$9,211

The fair values of the Company’s available-for-sale securities are based on quoted prices.  The foreign exchange forward contracts are entered into by the Company principally to hedge the future payment of intercompany inventory transactions by

non-U.S. subsidiaries.  The fair values of the Company’s foreign exchange forward contracts are based on quoted forward foreign exchange prices at the reporting date and are recorded as a liability within accounts payable.

6.             SEGMENT INFORMATION

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments are comprised of the United States-wholesale, Europe-wholesale, other international-wholesale and direct to consumer. The United States-wholesale, Europe-wholesale, and other international-wholesale reportable segments do not include activities related to the direct to consumer segment.   The Europe wholesale-segment primarily includes sales to wholesale or distributor customers based in European countries as well as the Middle East and Africa.  The other international-wholesale segment primarily includes sales to wholesale or distributor customers based in Australia, Canada, China (including the Company’s assembly and procurement operations), India, Indonesia, Japan, Korea, Malaysia, Mexico, New Zealand, Singapore, South America, Taiwan and Thailand. The direct to consumer segment includes company-owned retail stores and e-commerce sales.  Each reportable operating segment provides similar products and services.

The Company evaluates the performance of its reportable segments based on net sales and operating income. Net sales for geographic segments are generally based on the location of the customers. Operating income for each segment includes net sales to third parties, related cost of sales and operating expenses directly attributable to the segment.  Operating income for each segment includes intercompany profits associated with the sale of products by one segment to another.  However, in evaluating the performance of each segment, management considers the impact that such intercompany profits have on each reportable segment.  Costs associated with various corporate expenses and amounts related to intercompany eliminations are not allocated to the various segments but are included in the United States-wholesale segment. Intercompany sales of products between segments are referred to as intersegment items. Summary information by operating segment follows:

	For the 13 Weeks Ended April 5, 2008		For the 13 Weeks Ended April 7, 2007
		Operating		Operating
IN THOUSANDS	Net Sales	Income (Loss)	Net Sales	Income (Loss)
United States - Wholesale:
External Customers	$104,949	$5,527	$106,635	$(3,370)
Intersegment	51,698	—	32,566	—
Direct to Consumer	55,455	(5,691)	47,238	426
Europe - Wholesale:
External Customers	130,119	31,500	100,624	17,695
Intersegment	5,059	—	57,299	—
Other International - Wholesale:
External Customers	65,661	17,779	50,328	17,804
Intersegment	102,764	—	87,811	—
Intersegment Items	(159,521)	—	(177,676)	—

Consolidated	$356,184	$49,115	$304,825	$32,555

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition and results of operations of Fossil, Inc. and its wholly and majority-owned subsidiaries for the thirteen week period ended April 5, 2008 (the “First Quarter”) as compared to the thirteen week period ended April 7, 2007 (the “Prior Year Quarter”).  This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes attached hereto.

General

We are a global design, marketing and distribution company that specializes in consumer fashion accessories.  Our principal offerings include an extensive line of men’s and women’s fashion watches and jewelry, and handbags, small leather goods, belts, sunglasses, and apparel. In the watch and jewelry product category, we have a diverse portfolio of globally recognized owned and licensed brand names under which our products are marketed. Our products are distributed globally through various distribution channels including wholesale, export and direct to the consumer at varying price points to service the needs of our customers, whether they are value conscious or luxury oriented. Based on our extensive range of accessory products, brands, distribution channels and price points, we are able to target style-conscious consumers across a wide age spectrum on a global basis.

Domestically, we sell our products through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, owned retail and factory outlet stores, mass market stores, owned and affiliated internet sites and through our FOSSIL® catalog.  Our wholesale customer base includes Neiman Marcus, Nordstrom, Macy’s, Dillard’s, JCPenney, Kohl’s, Sears, Wal-Mart and Target.  We also sell our products in the United States through a network of company-owned stores that included 96 retail stores located in premier retail sites and 75 outlet stores located in major outlet malls as of April 5, 2008.  In addition, we offer an extensive collection of our FOSSIL brand products through our catalog and on our website, www.fossil.com, as well as proprietary and licensed watch and jewelry brands through other managed and affiliated websites.

Internationally, our products are sold through 23 company-owned foreign sales subsidiaries and through a network of approximately 56 independent distributors to department stores, specialty retail stores, an owned internet site and specialty watch and jewelry stores in over 90 countries worldwide. Our products are distributed in Africa, Asia, Australia, Europe, Central and South America, Canada, the Caribbean, Mexico, and the Middle East. Our products are offered on airlines, cruise ships and in international company-owned retail stores, which included 60 accessory retail stores, 13 multi-brand stores and 6 outlet stores in select international markets as of April 5, 2008.  Our products are sold through independently-owned FOSSIL retail stores and kiosks in certain international markets.  In addition, we offer an extensive collection of our FOSSIL brand products on our Germany website, www.fossil.de.

Significant Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to product returns, bad debts, inventories, long-lived asset impairment, impairment of goodwill and income taxes. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no changes to the significant accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed for the year ended January 5, 2008.

New Accounting Standards

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement  115, (“SFAS 159”). SFAS 159 introduces the fair value option, which permits entities to choose to measure eligible financial instruments at fair value at specified election dates. The entity reported unrealized gains and losses on the items on which it has elected the fair value option in earnings. SFAS 159 was effective January 6, 2008. The adoption of SFAS 159 did not have an impact on our consolidated results of operations or financial condition as we did not elect to adopt the fair value option for any of our financial assets or liabilities.

In September 2006, the FASB issued Statement of Financial Accounting Standards 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 provides guidance for using fair value to measure assets and liabilities. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. This standard primarily applies to those assets or liabilities that do not have a quoted market price. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007; however, the FASB provided a one year deferral for implementation of the standard for non-recurring, non-financial assets and liabilities.  We adopted SFAS 157 effective January 6, 2008, for all financial assets and liabilities as required.  Refer to the condensed consolidated financial statements, Note 5, Fair Value Measurements, for additional information.  We do not expect the standard to have a material impact on our consolidated financial statements when the standard is fully adopted in 2009.

Results of Operations

The following table sets forth, for the periods indicated, (i) the percentages of our net sales represented by certain line items from our condensed consolidated statements of income and comprehensive income and (ii) the percentage changes in these line items between the periods indicated.

			Percentage
	Percentage of Net Sales		Change
	For the 13	For the 13	For the 13
	Weeks Ended	Weeks Ended	Weeks Ended
	April 5, 2008	April 7, 2007	April 5, 2008

Net sales	100.0%	100.0%	16.8%
Cost of sales	45.5	48.8	8.9
Gross profit	54.5	51.2	24.4

Operating expenses:
Selling and distribution	29.7	28.3	21.9
General and administrative	11.0	12.2	7.0
Total Operating Expenses	40.7	40.5	17.5

Operating income	13.8	10.7	50.9
Interest expense	0.1	0.1		*
Other (expense) income - net	(0.4)	0.5		*
Income before income taxes	13.3	11.1	40.3
Income taxes	4.8	2.9	96.0
Net income	8.5%	8.2%	20.7%

* not meaningful

Net Sales.  The following table sets forth certain components of our consolidated net sales and the percentage relationship of the components to consolidated net sales for the periods indicated (in millions, except percentage data):

	Amounts in millions		Percentage of total
	For the 13	For the 13	For the 13	For the 13
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
Fiscal Year	April 5, 2008	April 7, 2007	April 5, 2008	April 7, 2007

International Wholesale:
Europe	$130.1	$100.6	36.6%	33.0%
Other	65.7	50.3	18.4%	16.5%
Total International Wholesale	195.8	150.9	55.0%	49.5%

United States Wholesale:
Watch products	49.6	46.5	13.9%	15.3%
Other products	55.3	60.2	15.6%	19.7%
Total United States Wholesale	104.9	106.7	29.5%	35.0%

Direct to Consumer	55.5	47.2	15.5%	15.5%

Total net sales	$356.2	$304.8	100.0%	100.0%

The following table is intended to illustrate by factor the total of the percentage change in sales by segment and on a consolidated basis between the First Quarter and the Prior Year Quarter:

Analysis of Percentage Change in Sales Versus Prior Year Quarter

Attributable to Changes in the Following Factors

	Exchange	Organic
	Rates	Growth	Total Change
Europe Wholesale	14.9%	14.4%	29.3%
Other International Wholesale	5.9%	24.7%	30.6%
United States Wholesale	0.0%	-1.7%	-1.7%
Direct to Consumer	2.5%	15.1%	17.6%
Total	6.3%	10.5%	16.8%

European Wholesale Net Sales.  The following discussion excludes the impact on sales growth attributable to foreign currency rate changes as noted in the above table.  European wholesale sales rose 14.4% led by sales volume increases in FOSSIL jewelry and licensed and FOSSIL brand watches.  FOSSIL jewelry sales increased 37.5% as a result of continued sales volume growth in the German market, while also expanding into other European countries.  Licensed watch sales during the First Quarter increased 11.0% over the Prior Year Quarter, primarily as a result of sales volume growth in our DIESEL®, and to a lesser extent, DKNY® and ARMANI® watch businesses.  The growth in these established licensed brands was driven by our continuous efforts to provide innovative styling and increased consumer awareness and acceptance of these recognizable fashion brands.  Net sales increases were also driven by door growth in our MICHAEL KORS® watch business introduced in early 2007.  Our FOSSIL watch business increased 11.6% which we believe is primarily the result of consumers’ positive response to our repositioning of the brand towards a unique modern vintage styling and aspirational viewpoint.  Additionally, we believe FOSSIL brand wholesale sales are favorably impacted by increased brand awareness generated by the growth in our retail store base in Europe.

Other International Wholesale Net Sales.  The following discussion excludes the impact on sales growth attributable to foreign currency rate changes as noted in the above table. Other international wholesale sales include sales from our Asia Pacific, Mexico and Canada subsidiaries and export sales from the United States.  Our other international wholesale segment recorded a 24.7% increase in net sales compared to the Prior Year Quarter.  This increase was primarily from sales volume increases in licensed and FOSSIL brand watches.  Licensed brand watch sales increased 25.5% in net sales compared to the

Prior Year Quarter, driven by our ARMANI, DIESEL and DKNY brands.  Growth in our other international segment was also favorably impacted by FOSSIL watch sales increasing 29.7% in net sales compared to the Prior Year Quarter driven by increased brand awareness developed through our shop-in-shop concept and retail store growth in the region.  We believe that our other international wholesale segment continues to present the greatest opportunity for year-over-year growth for our global watch and jewelry businesses.  We anticipate higher levels of sales growth in this segment to continue as we further penetrate established markets and expand our business into newly penetrated regions in China, Korea and India.

Our international wholesale businesses have grown to represent more than 50% of our total sales and almost two-thirds of our global wholesale activities.  We believe our distinctive business model of owning the distribution in key markets and offering a globally recognized portfolio of proprietary and licensed brands allows for many competitive advantages over smaller, regional or local competitors.  This “ownership of the market” allows us to bypass the local distributor’s cost structure resulting in more competitively priced products while also generating higher product and operating margins.  Additionally, we believe that the global recognition of our branded portfolio of watches and jewelry positions us as a significant resource to retailers throughout the international marketplace.  We further believe that opening FOSSIL branded full-price accessory stores throughout the international marketplace allows us to expand the awareness of our FOSSIL brand thus further broadening our international wholesale presence and appeal.  We believe our global distribution network and our design and marketing capabilities should allow us to continue to take shelf space from lesser known local and regional brands.  Additionally, we believe our global infrastructure and proven success in both launching and building brands favorably positions us to continue to attract globally recognized brands as potential licensors or acquire additional brands that will position us for further penetration internationally.

United States Wholesale Net Sales.   United States wholesale watch sales rose 6.7% led by increased mass market and licensed brand net sales, partially offset by a sales volume decline in FOSSIL brand watches.  Mass market sales increased 72.9% during the First Quarter.  We attribute our growth in the mass distribution channel to a favorable shift in timing of wholesale shipments from the second quarter this year into the First Quarter and market share gains.  Licensed brand sales during the First Quarter were 13.5% greater than during the Prior Year Quarter, principally due to sales volume growth from our MICHAEL KORS and EMPORIO ARMANI brands, partially offset by a sales volume decrease in DKNY brand watch sales.  The merger of Federated Department Stores and May Company has resulted in additional shelf space for many of our licensed brands, primarily because Macy’s has expanded the presence of these brands beyond levels experienced in the former May Company stores.  FOSSIL watch brand sales decreased 12.2% which we believe is the result of more conservative inventory planning by certain of our department store customers, as a result of a weakening U.S. economy.

Net sales from our domestic accessories business declined 8.1% during the First Quarter.  This decrease was principally driven by sales volume decreases in our men’s leathers and eyewear businesses of 53.3% and 17.6%, respectively, partially offset by sales volume increases in FOSSIL accessory jewelry and RELIC leathers.  The decline in our men’s leathers shipments was primarily related to weak holiday sales in our department store channel which resulted in reduced order flow for the First Quarter.  Eyewear sales volume decreased primarily due to a reduction in the number of RELIC product towers on display in 2008 compared to 2007.  FOSSIL accessory jewelry was launched in the U.S. during the fourth quarter of 2007 and contributed $1.4 million in net sales to the First Quarter. RELIC leathers increased 9.7% primarily due to sales volume growth in our handbag line at JCPenney and Kohl’s.

Direct to Consumer Net Sales.   The following discussion excludes the impact on sales growth attributable to foreign currency rate changes as noted in the above table.  Net sales from our direct to consumer segment for the First Quarter increased 15.1% as a result of a 24.4% increase in the average number of company-owned stores open, partially offset by comparable store sales declines of 2.2%.  Our e-commerce business increased 9.6% as a result of sales increases from our recently launched Germany website, partially offset by a decrease in our U.S. based e-commerce business.  For the First Quarter, we experienced a 0.3% comparable store sales decrease in our 68 full price accessory concept stores.  We ended the First Quarter with 250 stores, including 118 full price accessory stores, 60 of which are outside the U.S., 81 outlet locations, including 6 outside the U.S., 33 apparel stores, and 18 multi-brand stores, including 13 outside the U.S.  This compares to 199 stores at the end the Prior Year Quarter, which included 75 full price accessory stores, 32 located outside the U.S., 77 outlet locations, including four outside the U.S., 32 apparel stores, and 15 multi-brand stores.  During the First Quarter, we opened 7 new stores and closed one store.  Our plans are to open between 80 to 85 stores during fiscal year 2008 of which we expect approximately 80% to open between July and Thanksgiving.  This growth will be almost exclusively related to our FOSSIL full price accessory concept with slightly more stores to be opened in international markets as compared to the U.S. market.

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

Gross Profit.   Gross profit increased 24.4% to $194.3 million compared to $156.1 million for the Prior Year Quarter.  Gross profit margin grew 330 basis points to 54.5% of net sales compared to 51.2% in the Prior Year Quarter.  The gross profit margin increase includes an approximate 200 basis point benefit related to the impact of a weaker U.S. dollar.  Additionally, gross profit margin was favorably impacted by an increase in our sales mix toward higher margin international sales, an increase in our outlet store margins as a result of continued inventory management improvement leading to a reduction of discontinued product inventory levels in comparison to the Prior Year Quarter and improved margins related to our internal initiative to reduce product cost and decrease the proportion of lower margin offerings across many of our businesses.  These favorable increases in gross profit margin were partially offset by increased freight costs and an increased mix of lower margin mass market and third-party distributor shipments.

Operating Expenses.   Operating expenses as a percentage of net sales increased 20 basis points for the First Quarter to 40.7% compared to 40.5% for the Prior Year Quarter.  Total operating expenses increased by $21.6 million in comparison to the Prior Year Quarter to $145.1 million, including $6.8 million related to the translation of foreign-based expenses as a result of the weakening U.S. dollar.  Operating expenses in the Prior Year Quarter included approximately $6 million related to expenses associated with our equity grant review.  Excluding the impact of expenses related to currency and the equity grant review, the increase in operating expenses was principally driven by our direct to consumer segment, primarily due to retail store growth and related infrastructure additions, including payroll costs relating to headcount increases in our sales management and construction departments and expansion of our international operations.  Operating expense increases in our wholesale operations were a result of increased payroll expense primarily attributable to our incentive cash and equity compensation plans and higher levels of expenses as a result of increased net sales.  In 2008, although we expect to leverage the infrastructure associated with our wholesale business activities as sales increase, we believe the leverage gains will be generally offset by our anticipated retail store expansion initiatives.

The following table sets forth operating expenses on a segment basis and the relative percentage of operating expenses to net sales for each segment for the periods indicated (in millions, except for percentage data):

	Amounts		% of Net Sales
	For the 13	For the 13 Weeks	For the 13	For the 13
	Weeks Ended	Ended April 7,	Weeks Ended	Weeks Ended
	April 5, 2008	2007	April 5, 2008	April 7, 2007
Europe Wholesale	$42.5	$34.5	32.7%	34.2%
Other International Wholesale	16.9	14.6	25.7%	29.0%
United States Wholesale (1)	47.6	49.1	45.3%	46.0%
Direct to Consumer	38.1	25.4	68.7%	53.8%
Total	$145.1	$123.6	40.7%	40.5%

(1) Certain corporate costs not allocated to individual operating segments for management reporting purposes and intercompany eliminations for specific income statement items are reflected in the United States wholesale segment.  Prior Year Quarter, the United States wholesale segment includes approximately $6 million related to our equity grant review.

Operating Income.  Operating income increased 50.9% for the First Quarter to 13.8% of net sales, compared to operating income of 10.7% of net sales for the Prior Year Quarter, as a result of increased gross profit margins, partially offset by a slight increase in operating expenses as a percentage of net sales.  Operating income was favorably impacted by approximately $10.8 million as a result of the translation of foreign-based sales and expenses into U.S. dollars.

Other (Expense) Income - Net.  First Quarter other (expense) income increased unfavorably by approximately $3.0 million when compared to the Prior Year Quarter.  This unfavorable increase is primarily related to $2.1 million of foreign currency transaction losses during the First Quarter compared to gains of $0.7 million in the Prior Year Quarter, as well as a reduction of approximately $0.6 million associated with the release of previously accrued tax penalties unrelated to income taxes in the Prior Year Quarter.  These increases were partially offset by increased interest income resulting from higher levels of invested cash balances.  These currency transaction losses are primarily related to forward contracts previously entered into during fiscal year 2007 and 2008 at exchange rates below the relative quarter-end exchange  rate.

Provision For Income Taxes.  Income tax expense for the First Quarter and Prior Year Quarter was $17.2 million and $8.8 million, respectively, resulting in an effective income tax rate of 36.3% and 26.0%, respectively.  The lower effective rate for the Prior Year Quarter was primarily due to the release of $3.9 million in certain income tax contingency reserves. We estimate our fiscal year 2008 effective tax rate will approximate 37% to 38%.

2008 Net Sales and Earnings Estimates.  As we continue to grow our retail store base, we believe that sales from our direct to consumer segment will increase as a percentage of our total sales mix, benefiting our profitability in the fourth quarter, generally at the expense of the first and second quarter when, due to seasonality, it is more difficult to leverage retail expenses against retail store sales. In addition, our guidance includes a more conservative approach as to expected currency gains for the second half of the year. As a result, we are currently estimating second quarter fiscal 2008 net sales to increase in the range of 12% to 14% and diluted earnings per share of $0.25, inclusive of $0.04 in incremental costs to support our planned direct to consumer expansion. This guidance compares to reported diluted earnings per share of $0.21 for the second quarter of last year. For the full fiscal year 2008, we currently estimate net sales growth in the mid-teens range with fully diluted earnings per share in the range of $2.16 to $2.22, as compared to a normalized $1.78 in diluted earnings per share for fiscal 2007. The 2007 diluted earnings per share of $1.78 is exclusive of the option grant review costs and adjusted to a normalized tax rate of 37.5%.

Liquidity and Capital Resources

Historically, our general business operations have not required substantial cash during the first quarter of our fiscal year. Generally, starting in the second quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our cash and cash equivalent balances as of the end of the First Quarter amounted to $196.9 million in comparison to $141.5 million at the end of the Prior Year Quarter and $255.2 million at the end of fiscal year 2007.  The $58.3 million decrease in cash and cash equivalents since the end of fiscal year 2007 is primarily related to $52.3 million of common stock repurchases and $8.9 million of capital expenditures, partially offset by a $10.5 million favorable impact on cash balances resulting from foreign exchange rate translations.  Net cash from operating activities was primarily related to net income of $30.2 million and favorable non-cash activities of $14.5 million, partially offset by $42.6 million in unfavorable changes in operating assets and liabilities.

Accounts receivable increased to $204.8 million at the end of the First Quarter compared to $151.9 million at the end of the Prior Year Quarter.  Days sales outstanding for the First Quarter was 52 days an increase from 45 days in the Prior Year Quarter, primarily due to higher levels of international wholesale sales that generally result in longer collection cycles than those experienced in the U.S., an increase in sales mix related to third-party distributors that have longer payment terms in comparison to terms associated with our wholesale customers and a slight increase in our domestic wholesale collection cycle.  Inventory at quarter-end was $265.5 million, representing an increase of 12.7% from the Prior Year Quarter inventory balance of $235.6 million and included inventory related to an additional 51 net retail stores being opened since the end of the Prior Year Quarter.

At the end of the First Quarter, we had working capital of $522.1 million compared to working capital of $412.7 million at the end of the Prior Year Quarter and approximately $4.4 million of outstanding short-term borrowings, primarily related to our Japanese revolving line of credit.  We had no outstanding borrowings under our U.S. or U.K. credit facilities at the end of the First Quarter.  Borrowings under our $100 million U.S. Short-Term Revolving Credit Facility bear interest, at our option, at (i) the lesser of (a) the prime rate (5.25% at the end of the First Quarter) less 1% or 3% or (b) the maximum rate allowed by law or (ii) London Interbank Offer Rate (“LIBOR”) base rate (2.74% at the end of the First Quarter) plus one-half percent. The U.S. credit facility is secured by 65% of the issued and outstanding shares of certain of our subsidiaries pursuant to a Stock Pledge Agreement. The U.S. credit facility requires the maintenance of net worth, quarterly income, working capital and certain financial ratios. Available borrowings under our U.S. credit facility are reduced by amounts outstanding related to open letters of credit. In addition to our available cash balances, we may use the proceeds available under our U.S. credit facility for working capital needs, potential acquisitions and general corporate purposes, which may include additional common stock repurchases. We also maintain a 400 million Yen short-term credit facility in Japan, bearing interest based upon the Euroyen rate (approximately 1.69% at the end of the First Quarter), and a 4 million British Pound credit facility in the U.K., bearing interest at the aggregate of the Margin, LIBOR and Mandatory Lending Agreement (“MLA”) costs (5.88% on a combined basis at the end of the First Quarter).  Our revolving short-term credit facilities in the United States, Japan and the U.K. renew each year in September, November and May, respectively.  At the end of the First Quarter, we had combined available borrowings of approximately $82.5 million relating to these facilities and we were in compliance with all covenants.

Forward-Looking Statements

The statements contained and incorporated by reference in this Quarterly Report on Form 10-Q that are not historical facts, including, but not limited to, statements regarding our expected financial position, results of operations, business and financing plans found in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk,” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. The words “may,” “believes,” “expects,” “plans,” “intends,” “estimates,” “anticipates” and similar expressions identify forward-looking statements. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: the effect of worldwide economic conditions; significant changes in consumer spending patterns or preferences; acts of war or acts of terrorism; changes in foreign currency valuations in relation to the U.S. dollar, principally the Euro, British Pound and Swiss Franc; lower levels of consumer spending resulting from a general economic downturn or generally reduced shopping activity caused by public safety or consumer confidence concerns; the performance of our products within the prevailing retail environment; customer acceptance of both new designs and newly-introduced product lines; financial difficulties encountered by customers; the effects of vigorous competition in the markets in which we operate; the integration of the organizations and operations of any acquired businesses into our existing organization and operations; the termination or non-renewal of material licenses, foreign operations and manufacturing; changes in the costs of materials, labor and advertising; government regulation; our ability to secure and protect trademarks and other intellectual property rights; and the outcome of current and possible future litigation.

In addition to the factors listed above, our actual results may differ materially due to the other risks and uncertainties discussed in this Quarterly Report and the risks and uncertainties set forth in our Annual Report on Form 10-K for the year ended January 5, 2008. Accordingly, readers of this Quarterly Report should consider these facts in evaluating the information and are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

At the end of the First Quarter, we had outstanding foreign exchange contracts to sell 96.9 million Euro for approximately $140.7 million, expiring through September 2009 and approximately 8.8 million British Pounds for $17.9 million, expiring through December 2008. If we were to settle our Euro and British Pound-based contracts at the reporting date, the net result would be a net loss of approximately $5.8 million, net of taxes. Exclusive of these outstanding foreign exchange contracts or other operating or financing activities that may be employed by us, a measurement of the unfavorable impact of a 10 percent change in the Euro, British Pound and Swiss Franc as compared to the U.S. dollar on our operating profits and stockholders’ equity is presented in the following paragraph.

At the end of the First Quarter, a 10 percent unfavorable change in the U.S. dollar strengthening against the Euro, British Pound, and Swiss Franc involving balance sheet transactional exposures would have reduced net pre-tax income by $2.8 million. The translation of the balance sheets of our European, United Kingdom and Switzerland-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. At the end of the First Quarter, a 10 percent unfavorable change in the exchange rate of the U.S. dollar strengthening against the Euro, British Pound and Swiss Franc would have reduced consolidated stockholders’ equity by approximately $22.1 million. In our view, the risks associated with exchange rate changes in other currencies to which we have exposure are not material, and these hypothetical losses resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position, results of operations or cash flows.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of the “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934  as of the end of the period covered by this Quarterly Report on Form 10-Q. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls and procedures were effective as of April 5, 2008.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended April 5, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.  Risk Factors.

During the First Quarter, there were no material changes to the Risk Factors disclosed in “Part I, Item 1A” of our Annual Report on Form 10-K for the fiscal year ended January 5, 2008, except for one additional risk factor listed below.

Our failure to maintain the security of our customer related and other confidential information could disrupt our business, reduce our sales and subject us to litigation.

We are increasingly reliant upon automated information technology systems to manage and operate our business. Also, a portion of our business operations is conducted over the Internet, which increases the risk of computer viruses, hacking or other unlawful activities by third parties that could cause system failures and disruptions of operations. A failure to protect the security of our customers’ confidential data, or information belonging to ourselves or our suppliers, could erode our reputation with customers, subject us to potential litigation, liability and the imposition of fines and penalties, resulting in a possible material adverse affect on our financial condition, operations and liquidity.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

	ISSUER PURCHASES OF EQUITY SECURITIES (1)
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 6, 2008 through February 5, 2008	499,900	$33.10	499,900	1,078,638 shares
February 6, 2008 through March 5, 2008	562,500	$34.55	562,500	516,138 shares
March 6, 2008 through April 5, 2008	500,000	$32.04	500,000	16,138 shares
Total	1,562,400	$33.28	1,562,400	16,138 shares

(1) We announced a Repurchase Plan (the “Plan”) on November 13, 2007, which became effective on December 3, 2007.  Under the Plan, we may repurchase shares on any Tuesday or Wednesday, either in the open market or through private transactions.  The Plan terminated on April 8, 2008, upon the purchase of an aggregate of 2,000,000 shares of our common stock.

Item 5.  Other Information.

On March 26, 2008, our Board of Directors (the “Board”) approved certain changes to (i) the cash compensation of non-employee directors of the Company and (ii) the current equity compensation of non-employee directors of the Company, recommended by the Nominating and Corporate Governance Committee of the Board.  The new cash and equity compensation program approved by the Board, effective as of April 1, 2008, is included as Exhibit 10.1 below in “Item 6. Exhibits.”

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

	3.3	Amended and Restated Bylaws of Fossil, Inc. (incorporated by reference to Exhibit 3.3 of the Company’s Report on Form 10-K for the year ended January 1, 2005).

	3.4	Amendment to Bylaws, effective as of March 15, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 8-K filed on March 20, 2006).

	10.1(1)(2)	Summary Sheet of Non-employee Director Compensation.

	31.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

	31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1(1)

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

FOSSIL, INC.

Date: May 15, 2008	/s/ Mike L. Kovar
Mike L. Kovar
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

3.3	Amended and Restated Bylaws of Fossil, Inc. (incorporated by reference to Exhibit 3.3 of the Company’s Report on Form 10-K for the year ended January 1, 2005).

3.4	Amendment to Bylaws, effective as of March 15, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 8-K filed on March 20, 2006).

10.1(1)(2)	Summary Sheet of Non-employee Director Compensation.

31.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1(1)	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)                    Filed herewith.

(2)                    Management contract or compensatory plan or arrangement.