Form 10-Q
period 2008-07-05
FOSSIL INC
filed 2008-08-14
CIK 883569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 5, 2008

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

The number of shares of registrant’s common stock outstanding as of August 12, 2008: 67,666,591

PART I - FINANCIAL INFORMATION

Item 1.                       Financial Statements

FOSSIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

AMOUNTS IN THOUSANDS

	July 5, 2008	January 5, 2008

Assets
Current assets:
Cash and cash equivalents	$204,795	$255,244
Securities available for sale	7,659	12,626
Accounts receivable - net of allowances of $38,531 and $41,878, respectively	175,816	227,481
Inventories - net	285,403	248,448
Deferred income tax assets - net	25,830	24,221
Prepaid expenses and other current assets	65,464	56,797
Total current assets	764,967	824,817

Investments	15,061	13,902
Property, plant and equipment - net of accumulated depreciation of $150,278 and $134,395, respectively	199,881	186,042
Goodwill	46,558	45,485

Intangible and other assets - net of accumulated amortization of $6,457 and $5,589, respectively	58,962	52,382
Total assets	$1,085,429	$1,122,628

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt	$4,151	$9,993
Accounts payable	100,056	111,015
Accrued expenses:
Compensation	37,655	44,224
Royalties	18,680	22,524
Co-op advertising	11,486	17,769
Other	23,696	32,833
Income taxes payable	28,101	40,049
Total current liabilities	223,825	278,407

Long-term income taxes payable	40,915	38,455
Deferred income tax liabilities	22,129	16,168
Long-term debt	3,708	3,452
Other long-term liabilities	9,893	8,357
Total long-term liabilities	76,645	66,432

Minority interest in subsidiaries	4,750	6,127
Stockholders’ equity:
Common stock, 68,113 and 69,713 shares issued at 2008 and 2007, respectively	681	697
Additional paid-in capital	78,805	88,000
Retained earnings	654,286	646,492
Accumulated other comprehensive income	46,437	36,473
Total stockholders’ equity	780,209	771,662
Total liabilities and stockholders’ equity	$1,085,429	$1,122,628

See notes to the condensed consolidated financial statements.

FOSSIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

UNAUDITED

AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA

	For the 13 Weeks Ended		For the 26 Weeks Ended
	July 5, 2008	July 7, 2007	July 5, 2008	July 7, 2007

Net sales	$353,191	$306,464	$709,375	$611,289
Cost of sales	162,852	155,934	324,785	304,640
Gross profit	190,339	150,530	384,590	306,649

Operating expenses:
Selling and distribution	115,397	88,089	220,720	174,456
General and administrative	39,981	39,325	79,794	76,523

Total operating expenses	155,378	127,414	300,514	250,979

Operating income	34,961	23,116	84,076	55,670
Interest expense	93	219	292	439
Other (expense) income - net	(2,868)	342	(4,326)	1,837

Income before income taxes	32,000	23,239	79,458	57,068
Provision for income taxes	6,863	8,567	24,104	17,364

Net income	$25,137	$14,672	$55,354	$39,704

Other comprehensive income (loss), net of taxes:
Currency translation adjustment	(542)	3,183	14,108	7,706
Unrealized loss on securities available for sale	(269)	(447)	(673)	(63)
Forward contracts hedging intercompany foreign currency payments - change in fair values net of taxes	1,876	55	(3,471)	(1,259)

Total comprehensive income	$26,202	$17,463	$65,318	$46,088

Earnings per share:
Basic	$0.37	$0.22	$0.81	$0.59
Diluted	$0.36	$0.21	$0.80	$0.57
Weighted average common shares outstanding:
Basic	67,936	67,814	68,281	67,695
Diluted	68,996	69,742	69,452	69,556

See notes to the condensed consolidated financial statements.

FOSSIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

AMOUNTS IN THOUSANDS

	For the 26 Weeks Ended
	July 5, 2008	July 7, 2007

Operating Activities:
Net income	$55,354	$39,704
Noncash items affecting net income:
Depreciation and amortization	18,016	15,709
Stock-based compensation	3,458	2,184
Minority interest in subsidiaries	2,955	2,413
Decrease in allowance for returns - net of related inventory in transit	(52)	(977)
(Gain) loss on disposal of assets	(24)	207
Equity in income of joint venture	(789)	(719)
Increase (decrease) in allowance for doubtful accounts	1,813	(622)
Excess tax benefits from stock-based compensation	(617)	(1,266)
Deferred income taxes	4,725	1,362

Changes in operating assets and liabilities, net of effects of acquisitions:
Income taxes payable	(9,893)	2,497
Accrued expenses	(28,167)	3,453
Inventories	(40,250)	(11,103)
Prepaid expenses and other current assets	(8,667)	(13,227)
Accounts payable	(18,385)	1,161
Accounts receivable	53,200	7,007

Net cash from operating activities	32,677	47,783

Investing Activities:
Additions to property, plant and equipment	(24,313)	(11,597)
Increase in intangible and other assets	(5,385)	(3,756)
Purchases of securities available for sale	(1,470)	(1,339)
Sales of securities available for sale	6,256	—
Business acquisitions, net of cash acquired	—	(1,326)

Net cash used in investing activities	(24,912)	(18,018)

Financing Activities:
Acquisition and retirement of common stock	(61,871)	(287)
Distribution of minority interest earnings	(4,330)	(2,065)
Excess tax benefits from stock-based compensation	617	1,266
Payments on notes payable	(6,135)	(2,110)
Proceeds from exercise of stock options	3,128	5,194

Net cash (used in) from financing activities	(68,591)	1,998

Effect of exchange rate changes on cash and cash equivalents	10,377	4,624

Net (decrease) increase in cash and cash equivalents	(50,449)	36,387
Cash and cash equivalents:
Beginning of period	255,244	133,304
End of period	$204,795	$169,691

See notes to the condensed consolidated financial statements.

FOSSIL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1.                                      FINANCIAL STATEMENT POLICIES

Basis of Presentation.  The condensed consolidated financial statements include the accounts of Fossil, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of July 5, 2008, and the results of operations for the thirteen-week periods ended July 5, 2008 (“Second Quarter”) and July 7, 2007 (“Prior Year Quarter”), respectively and the twenty-six week periods ended July 5, 2008 (“Year To Date Period”) and July 7, 2007 (“Prior Year YTD Period”), respectively. All adjustments are of a normal, recurring nature.

These interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the annual report on Form 10-K filed by the Company pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) for the year ended January 5, 2008. Operating results for the twenty-six week period ended July 5, 2008 are not necessarily indicative of the results to be achieved for the full year.

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

Foreign Currency Hedging Instruments. The Company’s foreign subsidiaries periodically enter into forward contracts principally to hedge the future payment of intercompany inventory transactions in U.S. Dollars. At July 5, 2008, the Company’s foreign subsidiaries had forward contracts to sell (i) 81.9 million Euro for approximately $119.5 million, expiring through September 2009, (ii) approximately 7.4 million British Pounds for $15.1 million, expiring through December 2008, (iii) approximately 6.9 million Australian Dollars for $6.3 million, expiring through February 2009, and (iv) approximately 12.8 million Mexican Pesos for $1.2 million, expiring through September 2008. If the Company’s foreign subsidiaries were to settle their Euro, British Pound, Australian Dollar and Mexican Peso based contracts at the reporting date, the net result would be a loss of approximately $3.1 million, net of taxes, as of July 5, 2008. The net decrease in fair value for the Year To Date Period and the Prior Year YTD Period of approximately $3.5 million and $1.3 million, respectively, is included in other comprehensive income. The net decrease for the Year To Date Period consisted of net losses from these hedges of $5.0 million and approximately $1.5 million of net losses reclassified into earnings.

Hedging activity change in fair values, tax (expense) benefit, is as follows:

	For the 13 Weeks Ended		For the 26 Weeks Ended
IN THOUSANDS	July 5, 2008	July 7, 2007	July 5, 2008	July 7, 2007

Change in fair values	$(94)	$52	$317	$132

Fair Value Measurements.  The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, (“SFAS 157”) as of January 6, 2008, with the exception of the application of the statement to non-recurring, non-financial assets and liabilities as permitted. The adoption of SFAS 157 did not have a material impact on the Company’s fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•                  Level 1 - Quoted prices in active markets for identical assets or liabilities.

•                  Level 2 - Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•                  Level 3 - Unobservable inputs based on the Company’s assumptions.

SFAS 157 requires the use of observable market data if such data is available without undue cost and effort.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of July 5, 2008:

	Fair Value at July 5, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale	$7,659	$—	$—	$7,659
Total	$7,659	$—	$—	$7,659

Liabilities:
Foreign exchange forward contracts	$—	$7,241	$—	$7,241
Total	$—	$7,241	$—	$7,241

The fair values of the Company’s available-for-sale securities are based on quoted prices.  The foreign exchange forward contracts are entered into by the Company principally to hedge the future payment of intercompany inventory transactions by non-U.S. subsidiaries.  The fair values of the Company’s foreign exchange forward contracts are based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates and are recorded as a liability within accounts payable.

Earnings Per Share. The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share (“EPS”):

	For the 13 Weeks Ended		For the 26 Weeks Ended
	July 5, 2008	July 7, 2007	July 5, 2008	July 7, 2007

IN THOUSANDS, EXCEPT PER SHARE DATA
Numerator:
Net income	$25,137	$14,672	$55,354	$39,704

Denominator:
Basic EPS computations:
Basic weighted average common shares outstanding	67,936	67,814	68,281	67,695
Basic EPS	$0.37	$0.22	$0.81	$0.59

Diluted EPS computation:
Basic weighted average common shares outstanding	67,936	67,814	68,281	67,695
Stock options, stock appreciation rights, unvested restricted stock and restricted stock units	1,060	1,928	1,171	1,861
	68,996	69,742	69,452	69,556
Diluted EPS	$0.36	$0.21	$0.80	$0.57

Approximately 56,000, 78,000, 56,000 and 134,000 weighted average shares issuable under stock-based awards were not included in the diluted earnings per share calculation at the end of the Second Quarter, Prior Year Quarter, Year To Date Period and Prior Year YTD Period, respectively, because they were antidilutive. These common share equivalents may be dilutive in future EPS calculations.

Goodwill. The changes in the carrying amount of goodwill, which is not subject to amortization, are as follows:

IN THOUSANDS	United States - wholesale	Europe - wholesale	Other International - wholesale	Worldwide Direct to Consumer	Total
Balance at January 5, 2008	$21,799	$18,908	$4,778	$—	$45,485
Currency	—	860	213	—	1,073
Balance at July 5, 2008	$21,799	$19,768	$4,991	$—	$46,558

Newly Issued Accounting Standards.  In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The issuance of SFAS No. 162 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement 133 (“SFAS 161”).  SFAS 161 expands the current disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, such that entities must now provide enhanced disclosures on a quarterly basis regarding how and why the entity uses derivatives, how derivatives and related hedged items are accounted for under SFAS 133 and how derivatives and related hedged items affect the entity’s financial position, performance and cash flow. Pursuant to the transition provisions of SFAS 161, the Company will adopt SFAS 161 in fiscal year 2009 and will present the required disclosures in the prescribed format on a prospective basis. SFAS 161 will not impact the consolidated results of operations or financial condition as it is disclosure-only in nature.

Newly Adopted Accounting Standards.  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement 115 (“SFAS 159”). SFAS 159

introduces the fair value option, which permits entities to choose to measure eligible financial instruments at fair value at specified election dates. An entity must report unrealized gains and losses on the items on which it has elected the fair value option in earnings at each subsequent reporting date. SFAS 159 was effective for the Company effective January 6, 2008. The adoption of SFAS 159 did not have an impact on the Company’s consolidated results of operations or financial condition as the Company did not elect to adopt the fair value option for any of its financial assets or liabilities.

In September 2006, the FASB issued SFAS 157.  SFAS 157 provides guidance for using fair value to measure assets and liabilities. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. This standard primarily applies to those assets or liabilities that do not have a quoted market price. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007; however, the FASB provided a one year deferral for implementation of the standard for non-recurring, non-financial assets and liabilities.  The Company adopted SFAS 157, effective January 6, 2008, for all financial assets and liabilities as required.  The Company does not expect the standard to have a material impact on its consolidated financial statements when fully adopted in fiscal year 2009.

2.                                      INVENTORIES

Inventories – net consist of the following:

	July 5, 2008	January 5, 2008
	IN THOUSANDS
Components and parts	$19,988	$15,615
Work-in-process	4,009	5,129
Inventory purchases in transit	35,683	23,826
Finished goods	238,857	217,097
	298,537	261,667
Inventory obsolescence reserve	(13,134)	(13,219)
Inventories - net	$285,403	$248,448

3.                                      INCOME TAXES

The Company’s income tax expense for the Second Quarter and Prior Year Quarter was $6.9 million and $8.6 million, respectively, resulting in an effective income tax rate of 21.4% and 36.9%, respectively.  The lower effective rate for the Second Quarter is the result of recognition of unrecognized tax benefits due to the settlement of certain income tax audits in the Second Quarter.  Income tax expense was $24.1 million for the Year To Date Period, with an effective rate of 30.3%.  For the comparable Prior Year YTD Period, income tax expense was $17.4 million, resulting in an effective rate of 30.4%.  The effective tax rates for both periods reflect the recognition of unrecognized tax benefits due to audit settlements in both periods.

As of July 5, 2008, the total amount of unrecognized tax benefits under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an Interpretation of FASB Statement No. 109 (“FIN 48”), excluding interest and penalties, was $54.9 million, of which $27.7 million would favorably impact the effective tax rate in future periods, if recognized.   During the first quarter of 2007, the examination phase of the Internal Revenue Service (“IRS”) audit for tax years 2003 and 2004 was completed.  The IRS has proposed certain adjustments and the Company has filed a protest.  This protest is under review by the IRS Office of Appeals and it is possible that it may be resolved within the next twelve months.  The Company is also subject to examinations in various state and foreign jurisdictions for the 2001-2006 tax years, none of which are individually significant.   As of July 5, 2008, the Company has recorded $13.2 million of unrecognized tax benefits, excluding interest and penalties for positions that could be settled within the next twelve months. At this time, an estimate of the range of the reasonably possible outcomes cannot be made. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

The Company has classified uncertain tax positions as long-term income taxes payable unless such amounts are expected to be paid in twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes payable, respectively. The total amount of accrued income tax-related interest and penalties included in the condensed consolidated balance sheet at July 5, 2008 was

$9.7 million and $3.9 million, respectively.  For the Year to Date Period, the Company accrued interest expense of $1.5 million.

4.             STOCKHOLDERS’ EQUITY AND BENEFIT PLANS

Common Stock Repurchase Program.  In the Second Quarter, the Company’s Board of Directors approved a stock repurchase program (the “2008 Repurchase Program”), pursuant to which up to 2,000,000 shares of its common stock may be repurchased.  During the Second Quarter, the Company repurchased and retired 225,000 shares of its common stock under the 2008 Repurchase Program at a cost of approximately $7.0 million.  In addition, during the Second Quarter, the Company purchased, at a cost of $2.6 million, the 79,000 shares remaining under a repurchase program that was previously approved in 2007 (the “2007 Repurchase Program”).  The 2008 Repurchase Program and the 2007 Repurchase Program are being conducted pursuant to Rule 10b-18 of the Exchange Act, and the 2008 Repurchase Program is expected to be completed in the fourth quarter of fiscal year 2008.  As a result of the stock repurchase programs, the excess of the aggregate purchase price over the aggregate par value of the shares purchased has been allocated between additional paid in capital and retained earnings, resulting in an approximate $8.0 million reduction in retained earnings during the Second Quarter.

Stock-Based Compensation Plans.  The Company accounts for stock-based compensation in accordance with the provisions of SFAS 123(R), Share-Based Payment (“SFAS 123R”) using the Black-Scholes option pricing model to determine the fair value of stock options and stock appreciation rights at the date of grant. The Company’s current stock-based compensation plans include: (a) stock options and restricted stock for its international employees, (b) stock options for its non-employee directors, and (c) stock appreciation rights, restricted stock and restricted stock units for its U.S.-based employees.  Prior to 2006, the Company’s stock based compensation plans included stock options for its non-employee directors and stock options and restricted stock for its employees, including its executive officers.

Long-Term Incentive Plan.  Designated employees of the Company, including officers, are eligible to receive (a) stock options, (b) stock appreciation rights, (c) restricted or non-restricted stock awards, (d) restricted stock units, (e) cash awards or (f) any combination of the foregoing.  The current stock options, stock appreciation rights, restricted stock and restricted stock units outstanding have original vesting terms ranging from three to five years.  All stock options, stock appreciation rights, restricted stock and restricted stock units are accounted for at fair value at the date of grant.  All stock appreciation rights and restricted stock units are settled in shares of common stock of the Company.

Restricted Stock Plan.  Shares awarded under the 2002 Restricted Stock Plan have been funded with shares contributed to the Company from a significant stockholder.  The restricted shares outstanding have original vesting periods that predominately range from one to five years.  These shares were accounted for at fair value at the date of grant.  On August 29, 2007, the Company’s Board of Directors elected to terminate this plan; however, the termination will not impair the remaining 125,430 outstanding shares which will continue in accordance with their original terms.

Non-employee Director Stock Option Plan.  During the first year individuals are elected as non-employee directors of the Company, they receive a grant of 5,000 non-qualified stock options. In addition, on the first day of each subsequent calendar year, each non-employee director automatically receives a grant of an additional 4,000 non-qualified stock options as long as the individual is serving as a non-employee director. Effective April 1, 2008, the grant of 4,000 non-qualified stock options increased to 6,000 non-qualified stock options.  Pursuant to this plan, 50% of the options granted will become exercisable on the first anniversary of the date of grant and in two additional installments of 25% each on the second and third anniversaries of the date of the grant. All stock options granted under this plan are accounted for at fair value at the date of grant.

The following table summarizes stock option and stock appreciation right activity during the Second Quarter:

Stock Options and Stock Appreciation Rights	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	IN THOUSANDS			IN THOUSANDS
Outstanding at April 5, 2008	3,177	$20.55	5.8	$38,735
Granted	—
Exercised	(150)	14.45		2,713
Forfeited or expired	(16)	29.52
Outstanding at July 5, 2008	3,011	20.81	5.7	23,660
Exercisable at July 5, 2008	2,072	17.47	4.7	21,418
Nonvested at July 5, 2008	939	28.17	8.0	2,242

Expected to vest	874	$28.17	8.0	$2,091

The aggregate intrinsic value in the table above is before income taxes and is based on the exercise price for outstanding and exercisable stock options and stock appreciation rights at July 5, 2008 and based on the fair market value on the exercise date for stock options and stock appreciation rights that have been exercised during the Second Quarter.

Stock Options and Stock Appreciation Rights Outstanding and Exercisable.  The following table summarizes information with respect to stock options and stock appreciation rights outstanding and exercisable at July 5, 2008 (number of shares in thousands):

Stock Options and Stock Appreciation Rights Outstanding
			Weighted-	Stock Options and Stock
		Weighted-	Average	Appreciation Rights Exercisable
Range of Exercise Prices	Number of Shares	Average Exercise Price	Remaining Contractual Life (years)	Number of Shares	Weighted- Average Exercise Price

$ 4.39 - $8.78	278	7.51	2.0	278	7.51
$ 8.78 - $13.18	629	11.29	3.7	629	11.29
$ 13.18 - $17.57	44	13.83	4.4	44	13.80
$17.57 - $21.96	424	18.84	6.5	223	18.92
$21.96 - $26.35	929	24.11	5.9	818	24.16
$26.35 - $30.74	391	30.53	8.5	30	28.74
$30.74 - $35.14	263	31.45	8.2	50	31.24
$35.14 - $39.53	2	36.18	7.3	—	—
$39.53 - $43.92	51	43.10	9.5	—	—
Total	3,011	$20.81	5.7	2,072	$17.47

The Company has elected to apply the long-form method to determine the hypothetical additional paid-in capital (“APIC”) pool provided by FASB Staff Position FAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.  The Company had determined that a hypothetical pool of excess tax benefits existed in APIC as of January 1, 2006, the date of adoption of SFAS 123R, related to historical stock option exercises.  In future periods, excess tax benefits resulting from stock option and stock appreciation right exercises will be recognized as additions to APIC in the period the benefit is realized.  In the event of a shortfall (that is, the tax benefit realized is less than the amount previously recognized through periodic stock-based compensation expense recognition and related deferred tax accounting), the shortfall would be charged against APIC to the extent of previous excess benefits, if any, including the amounts included in the hypothetical APIC pool, and then to tax expense.

Restricted Stock and Restricted Stock Units. The following table summarizes restricted stock and restricted stock unit activity during the Second Quarter:

		Weighted- Average
Restricted Stock and Restricted Stock Units	Number of Shares	Grant Date Fair Value
	IN THOUSANDS

Nonvested at April 5, 2008	526	$24.53
Granted	3	$32.05
Vested	(18)	$27.80
Forfeited	(8)	$26.49
Nonvested at July 5, 2008	503	$24.43

Expected to vest	459	$24.43

The total fair value of restricted stock and restricted stock units vested during the Second Quarter was approximately $504,000.

5.             SEGMENT INFORMATION

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments are comprised of the United States-wholesale, Europe-wholesale, other international-wholesale and worldwide direct to consumer. The United States-wholesale, Europe-wholesale, and other international-wholesale reportable segments do not include activities related to the worldwide direct to consumer segment.   The Europe wholesale-segment primarily includes sales to wholesale or distributor customers based in European countries, the Middle East and Africa.  The other international-wholesale segment primarily includes sales to wholesale or distributor customers based in Australia, Canada, China (including the Company’s assembly and procurement operations), India, Indonesia, Japan, Korea, Malaysia, Mexico, New Zealand, Singapore, Taiwan, Thailand and countries in South America. The worldwide direct to consumer segment includes company-owned retail stores, e-commerce sales and catalog activities.  Each reportable operating segment provides similar products and services.

The Company evaluates the performance of its reportable segments based on net sales and operating income. Net sales for geographic segments are generally based on the location of the customers. Operating income for each segment includes net sales to third parties, related cost of sales and operating expenses directly attributable to the segment.  Operating income for each segment includes intercompany profits associated with the sale of products by one segment to another.  However, in evaluating the performance of each segment, management considers the impact that such intercompany profits have on each reportable segment.  Costs associated with various corporate expenses and amounts related to intercompany eliminations are not allocated to the various segments but are included in the United States-wholesale segment. Intercompany sales of products between segments are referred to as intersegment items.  The following table presents summary information by operating segment.

	For the 13 Weeks Ended July 5, 2008		For the 13 Weeks Ended July 7, 2007
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
IN THOUSANDS
United States wholesale:
External customers	$98,389	$(897)	$96,917	$(14,335)
Intersegment	38,262	—	33,513	—
Worldwide direct to consumer	68,993	(668)	55,284	2,445
Europe wholesale:
External customers	116,361	18,732	99,685	11,923
Intersegment	10,755	—	10,503	—
Other international wholesale:
External customers	69,448	17,794	54,578	23,083
Intersegment	107,731	—	87,897	—
Intersegment items	(156,748)	—	(131,913)	—

Consolidated	$353,191	$34,961	$306,464	$23,116

	For the 26 Weeks Ended July 5, 2008		For the 26 Weeks Ended July 7, 2007
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
IN THOUSANDS
United States wholesale:
External customers	$203,338	$4,630	$203,552	$(17,706)
Intersegment	89,960	—	66,079	—
Worldwide direct to consumer	$124,448	$(6,359)	102,522	2,871
Europe wholesale:
External customers	$246,480	$50,232	200,309	29,618
Intersegment	15,815	—	15,987	—
Other international wholesale:
External customers	$135,109	$35,573	104,906	40,887
Intersegment	210,495	—	175,708	—
Intersegment items	(316,270)	—	(257,774)	—

Consolidated	$709,375	$84,076	$611,289	$55,670

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition and results of operations of Fossil, Inc. and its wholly and majority-owned subsidiaries for the thirteen and twenty-six week periods ended July 5, 2008 (the “Second Quarter” and “Year To Date Period,” respectively) as compared to the thirteen and twenty-six week periods ended July 7, 2007 (the “Prior Year Quarter” and “Prior Year YTD Period,” respectively).  This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes attached hereto.

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

Domestically, we sell our products through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, owned retail and factory outlet stores, mass market stores and through our FOSSIL® catalog.  Our wholesale customer base includes Neiman Marcus, Nordstrom, Macy’s, Dillard’s, JCPenney, Kohl’s, Sears, Wal-Mart and Target.  We also sell our products in the United States through a network of company-owned stores that included 101 retail stores located in premier retail sites and 76 outlet stores located in major outlet malls as of July 5, 2008.  In addition, we offer an extensive collection of our FOSSIL brand products through our catalog and on our website, www.fossil.com, as well as proprietary and licensed watch and jewelry brands through other managed and affiliated websites.

Internationally, our products are sold to department stores, specialty retail stores and specialty watch and jewelry stores in over 90 countries worldwide through 23 company-owned foreign sales subsidiaries and through a network of 58 independent distributors. Our products are distributed in Africa, Asia, Australia, Europe, Central and South America, Canada, the Caribbean, Mexico, and the Middle East. Our products are offered on airlines, cruise ships and in international company-owned retail stores, which included 66 accessory retail stores, 13 multi-brand stores and 7 outlet stores in select international markets as of July 5, 2008.  Our products are also sold through independently-owned FOSSIL retail stores and kiosks in certain international markets.  In addition, we offer an extensive collection of our FOSSIL brand products on our Germany website, www.fossil.de and maintain static websites in many other countries in which we have subsidiaries.

Significant Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to product returns, bad debts, inventories, long-lived asset impairment, impairment of goodwill and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no changes to the significant accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed for the fiscal year ended January 5, 2008.

New Accounting Standards

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The issuance of SFAS No. 162 is not expected to have a material impact on our condensed consolidated financial statements.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement 133 (“SFAS 161”).  SFAS 161 expands the current disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, such that entities must now provide enhanced disclosures on a quarterly basis regarding how and why the entity uses derivatives, how derivatives and related hedged items are accounted for under SFAS 133 and how derivatives and related hedged items affect the entity’s financial position, performance and cash flow. Pursuant to the transition provisions of SFAS 161, we will adopt SFAS 161 in fiscal year 2009 and will present the required disclosures in the prescribed format on a prospective basis. SFAS 161 will not impact the consolidated results of operations or financial condition as it is disclosure-only in nature.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement  115 (“SFAS 159”). SFAS 159 introduces the fair value option, which permits entities to choose to measure eligible financial instruments at fair value at specified election dates. An entity must report unrealized gains and losses on the items on which it has elected the fair value option in earnings at each subsequent reporting date. SFAS 159 was effective January 6, 2008. The adoption of SFAS 159 did not have an impact on our consolidated results of operations or financial condition as we did not elect to adopt the fair value option for any of our financial assets or liabilities.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 provides guidance for using fair value to measure assets and liabilities. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. This standard primarily applies to those assets or liabilities that do not have a quoted market price. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007; however, the FASB provided a one year deferral for implementation of the standard for non-recurring, non-financial assets and liabilities.  We adopted SFAS 157 effective January 6, 2008, for all financial assets and liabilities as required.  Refer to Footnote 1 to the unaudited condensed consolidated financial statements, Fair Value Measurements, for additional information.  We do not expect the standard to have a material impact on our consolidated financial statements when we fully adopt the standard in 2009.

Results of Operations

The following table sets forth, for the periods indicated, (i) the percentages of our net sales represented by certain line items from our condensed consolidated statements of income and comprehensive income and (ii) the percentage changes in these line items between the periods indicated.

	Percentage of Net Sales		Percentage Change
	For the 13 Weeks Ended
	July 5, 2008	July 7, 2007	July 5, 2008

Net sales	100.0%	100.0%	15.2%
Cost of sales	46.1	50.9	4.4
Gross profit	53.9	49.1	26.4

Operating expenses:
Selling and distribution	32.7	28.7	31.0
General and administrative	11.3	12.8	1.7
Operating Income	9.9	7.6	51.2
Interest expense	0.0	(0.1)	*
Other (expense) income - net	(0.8)	0.1	*
Income before income taxes	9.1	7.6	37.7
Income taxes	2.0	2.8	(19.9)
Net income	7.1%	4.8%	71.3%

* not meaningful

	Percentage of Net Sales		Percentage Change
	For the 26 Weeks Ended
	July 5, 2008	July 7, 2007	July 5, 2008

Net sales	100.0%	100.0%	16.0%
Cost of sales	45.8	49.8	6.6
Gross profit	54.2	50.2	25.4

Operating expenses:
Selling and distribution	31.1	28.6	26.5
General and administrative	11.2	12.5	4.3
Operating Income	11.9	9.1	51.0
Interest expense	0.0	(0.1)		*
Other (expense) income - net	(0.7)	0.3		*
Income before income taxes	11.2	9.3	39.2
Income taxes	3.4	2.8	38.8
Net income	7.8%	6.5%	39.4%

* not meaningful

Net Sales.  The following table sets forth certain components of our consolidated net sales and the percentage relationship of the components to consolidated net sales for the periods indicated (in millions, except percentage data):

	Amounts in millions		Percentage of total
	For the 13 Weeks Ended		For the 13 Weeks Ended
	July 5, 2008	July 7, 2007	July 5, 2008	July 7, 2007

International wholesale:
Europe	$116.4	$99.7	33.0%	32.5%
Other	69.4	54.6	19.6%	17.8%
Total international wholesale	185.8	154.3	52.6%	50.3%

United States wholesale:
Watch products	56.8	55.5	16.1%	18.1%
Other products	41.6	41.4	11.8%	13.5%
Total United States wholesale	98.4	96.9	27.9%	31.6%

Worldwide direct to consumer	69.0	55.3	19.5%	18.1%

Total net sales	$353.2	$306.5	100.0%	100.0%

	Amounts in millions		Percentage of total
	For the 26 Weeks Ended		For the 26 Weeks Ended
	July 5, 2008	July 7, 2007	July 5, 2008	July 7, 2007

International wholesale:
Europe	$246.5	$200.3	34.8%	32.8%
Other	135.1	104.9	19.0%	17.1%
Total international wholesale	381.6	305.2	53.8%	49.9%

United States wholesale:
Watch products	106.4	102.0	15.0%	16.7%
Other products	96.9	101.6	13.7%	16.6%
Total United States wholesale	203.3	203.6	28.7%	33.3%

Worldwide direct to consumer	124.5	102.5	17.5%	16.8%

Total net sales	$709.4	$611.3	100.0%	100.0%

The following tables are intended to illustrate by factor the total of the percentage change in sales by segment and on a consolidated basis:

Analysis of Percentage Change in Sales during the Second Quarter Versus Prior Year Quarter Attributable to Changes in the Following Factors

	Exchange Rates	Organic Growth	Total Change
Europe wholesale	13.9%	2.9%	16.8%
Other international wholesale	5.7%	21.4%	27.1%
U.S. wholesale	0.0%	1.5%	1.5%
Worldwide direct to consumer	2.3%	22.5%	24.8%
Total	5.9%	9.3%	15.2%

Analysis of Percentage Change in Sales during the Year to Date Period Versus Prior Year YTD Period Attributable to Changes in the Following Factors

	Exchange Rates	Organic Growth	Total Change
Europe wholesale	14.4%	8.7%	23.1%
Other international wholesale	5.8%	23.0%	28.8%
U.S. wholesale	0.0%	-0.1%	-0.1%
Worldwide direct to consumer	2.4%	19.0%	21.4%
Total	6.1%	9.9%	16.0%

European Wholesale Net Sales.  The following discussion excludes the impact on sales growth attributable to foreign currency rate changes as noted in the above table.  European wholesale net sales increased 2.9%  in the Second Quarter, as compared to the Prior Year Quarter, primarily driven by sales volume growth in FOSSIL and licensed brand watches and FOSSIL jewelry.  FOSSIL and licensed brand watches net sales volume increased 7.9% and 3.5%, respectively.  These increases were partially offset by sales volume declines in EMPORIO ARMANI® jewelry and FOSSIL eyewear.  We believe the FOSSIL sales volume growth is attributable to consumers continuing to respond favorably to our repositioning of the brand towards a unique modern vintage styling and aspirational viewpoint as well as increased brand awareness generated by the accelerated growth in our European retail store base.  Licensed watch sales were led by sales volume growth from EMPORIO ARMANI, MICHAEL KORS® and DIESEL®, partially offset by a sales volume decline in DKNY® watches.  We believe the sales volume growth in our licensed brands is the result of innovative styling that differentiates us from our competitors as well as the increased consumer awareness and acceptance of these recognizable fashion brands over more regional or local brands that we compete against.  FOSSIL jewelry sales increased 8.0% as a result of the continued penetration outside of the German market, primarily in Italy and France.  During the Second Quarter, we experienced a moderation of growth in our more penetrated markets in Europe while still delivering strong double-digit sales growth in markets where our offerings are still gaining shelf-space.  In comparison to the Second Quarter, we believe our European wholesale segment will deliver improved results during the second half of fiscal 2008, similar to the organic growth increase demonstrated during the Year To Date Period.  This expectation is based upon customer response to new styles we previewed during the Basel Watch Fair, which took place earlier in the Second Quarter and that we expect to begin shipping to our wholesale customers and distribution partners during the second half of fiscal 2008.  We expect European wholesale growth to also be favorably impacted by the launch of DKNY jewelry business into approximately 1,300 stores.

Other International Wholesale Net Sales.  The following discussion excludes the impact on sales growth attributable to foreign currency rate changes as noted in the above table.  Other international wholesale sales include sales from our Asia Pacific, Mexico and Canada subsidiaries and export sales from the United States.  Other international wholesale net sales rose 21.4% in the Second Quarter, as compared to the Prior Year Quarter, led by sales volume growth from licensed and FOSSIL watches and increased penetration of our jewelry businesses.  Licensed brand watch sales rose 23.1% as a result of a further penetration of our EMPORIO ARMANI and DIESEL brands.  FOSSIL watch sales volume grew 22.2% during the Second

Quarter driven by increased brand awareness developed through our shop-in-shop concept and retail store growth in the region.  Increased sales from our jewelry businesses are primarily related to market share gains in existing markets as well as introductions into new markets.  We believe our other international wholesale segment will continue to grow at rates in excess of our other wholesale segments as we further penetrate established markets and expand our watch and jewelry businesses into newly penetrated regions in China, Korea and India.

Total international wholesale net sales increases for the Year to Date Period were consistent from a brand and category perspective as those experienced in the Second Quarter.  Our international wholesale businesses have grown to represent more than 50% of our total sales and almost two-thirds of our global wholesale activities and represent our largest opportunity for continued wholesale expansion.

United States Wholesale Net Sales.  Net sales from our U.S. wholesale watch businesses increased 2.3% in the Second Quarter, as compared to the Prior Year Quarter, primarily driven by sales volume increases in MICHELE®, MICHAEL KORS® and EMPORIO ARMANI® watches, partially offset by sales volume declines in mass market and to a lesser extent FOSSIL brand watches.  MICHELE watches experienced solid increases in wholesale shipments and were further benefited by a significant reduction in returns compared to the Prior Year Quarter.  Net sales volume growth in EMPORIO ARMANI watches was a result of solid increases across the department store channel while MICHAEL KORS sales volume growth is related to further penetration in existing doors and additional retail door growth.  The decrease in mass market sales volume was principally driven by a shift in wholesale shipments of a Walmart promotion program into the first quarter this year in comparison to the Prior Year Quarter.  FOSSIL watch brand sales decreased 4.0% which we believe is reflective of a weakening retail environment which has resulted in the tightening of inventory levels at our retail customers.  Wholesale sales volume of licensed brand watches increased 1.2% during the Second Quarter as sales volume growth in MICHAEL KORS and EMPORIO ARMANI were partially offset by declines in BURBERRY and DKNY.  U.S wholesale watch net sales for the Year To Date Period increased 4.3% as compared to the Prior Year YTD Period, principally attributable to sales volume growth in MICHELE and licensed brand watch sales partially offset by a decrease in FOSSIL and RELIC watch sales.

Net sales from our domestic accessories businesses rose 0.5% during the Second Quarter primarily, a result of sales volume growth in RELIC® handbags, small leather goods and from the continued roll-out of FOSSIL accessories jewelry and the FOSSIL Fifty-Four handbag line, both launched during the second half of fiscal year 2007.  These increases were partially offset by sales volume declines in RELIC eyewear and FOSSIL women’s handbags.  Net sales from our RELIC women’s accessories business rose 15.0% principally due to sales volume growth in our handbag line at JCPenney and Kohl’s.  RELIC eyewear sales volume decreased 25.1% primarily due to a reduction in the number of RELIC product towers on display in 2008 compared to 2007.  The sales volume declines in women’s handbags are primarily related to a difficult department store environment and elevated levels of discontinued product sales in the Prior Year Quarter.  Domestic accessory net sales for the Year To Date Period decreased 4.6% primarily driven by declines in net sales in our FOSSIL men’s leathers and RELIC eyewear businesses partially offset by sales volume increases in RELIC leather handbags and new product launches.

With new product launches and expansion of our jewelry program in U.S. department stores, we expect low to mid single-digit growth in our U.S. wholesale segment for the second half of fiscal 2008.

Worldwide Direct to Consumer Net Sales.   The following discussion excludes the impact on sales growth attributable to foreign currency rate changes as noted in the above table.  Net sales from our worldwide direct to consumer segment increased 22.5% in the Second Quarter, as compared to the Prior Year Quarter, primarily as a result of a 27.9% increase in the average number of company-owned stores open during the Second Quarter and comparable store sales gains of 4.2%.  Our e-commerce business increased 13.8% as a result of increased sales from our Germany website launched late in the third quarter of fiscal 2007, partially offset by a slight decrease in our U.S. based e-commerce business.  For the Year To Date Period, net sales from our worldwide direct to consumer segment increased 19.0% primarily as the result of a 21.4% increase in the average number of stores opened and comparable store sales increases of 1.3%.  Net sales from our e-commerce businesses increased 11.7% for the Year To Date Period.  Comparable store sales related to our global full price accessory concept increased by 2.7% and 1.2% for the Second Quarter and Year To Date Period, respectively.  We ended the Second Quarter with 263 stores, including 129 full price accessory stores, 66 of which are outside the U.S., 83 outlet locations, including 7 outside the U.S., 33 apparel stores, and 18 multi-brand stores, including 13 outside the U.S.  This compares to 202 stores at the end of the Prior Year Quarter, which included 78 full price accessory stores, 35 located outside the U.S., 76 outlet locations, including four outside the U.S., 33 apparel stores, and 15 multi-brand stores.  During the Second Quarter, we opened 13 new stores and had no store closings.  Our plans are to open between 80 to 85 stores during fiscal year 2008 of which we expect approximately 80% to open between July and Thanksgiving.  This growth will be almost exclusively related to our FOSSIL full price accessory concept with slightly more stores to be opened in international markets as compared to the U.S. market.

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

Gross Profit.   Gross profit margin increased by 480 basis points to 53.9% in the Second Quarter compared to 49.1% in the Prior Year Quarter.  For the Second Quarter, our gross profit margin was favorably affected by a weaker U.S. Dollar, our ongoing cost reduction initiatives and an increase in the sales mix of higher gross margin international and direct to consumer sales.  To a lesser extent, gross profit margin was favorably impacted by higher outlet store margins, due to a reduction in year-over-year discontinued inventory balances and lower levels of markdowns.  Partially offsetting these increases in gross profit margin during the Second Quarter was an increase in sales mix of lower gross margin distributor sales.  For both the Second Quarter and Year To Date Period, the favorable impact on gross profit margin relating to the weaker U.S. Dollar contributed approximately 200 basis points of improvement in gross profit margin in comparison to the Prior Year Quarter and Prior Year YTD Period.

Operating Expenses.   Operating expenses as a percentage of net sales increased 240 basis points in the Second Quarter to 44.0% compared to 41.6% in the Prior Year Quarter.  Total operating expenses increased by $28.0 million to $155.4 million in comparison to the Prior Year Quarter and included approximately $7.5 million related to the translation of foreign-based expenses as a result of the weaker U.S. Dollar.  Operating expenses in the Prior Year Quarter included approximately $4.4 million related to expenses associated with our equity grant review.  Excluding expenses related to foreign translation and the prior year equity grant review expenses, the increase in operating expenses was principally driven by increased expenses associated with our retail store growth, increased bad debt reserves due to the deteriorating financial condition of several of our domestic wholesale customers, costs associated with transitioning our Italian subsidiary to the SAP platform and increases to support higher levels of sales.  Worldwide direct to consumer operating expenses as a percentage of worldwide direct to consumer net sales increased to 59.4% in the Second Quarter compared to 50.7% in the Prior Year Quarter, resulting in approximately $6.0 million in additional operating expenses.  This growth is principally related to retail store growth and related infrastructure additions, including payroll costs relating to headcount increases in our sales management and construction departments and expansion of our international retail infrastructure.  For the Year To Date Period, operating expenses as a percentage of net sales increased to 42.4% compared to 41.1% and included approximately $14.3 million related to the translation impact of foreign-based expenses due to a weaker U.S. Dollar and approximately $13.6 million related to our investment in retail store growth and infrastructure.   The Prior Year YTD Period included approximately $10.0 million of expenses related to our equity grant review.  For fiscal year 2008, although we expect to leverage the infrastructure associated with our wholesale business activities as sales increase, we believe the leverage gains will be generally offset by our anticipated retail store expansion initiatives.  We expect that retail expenses will continue to increase as a percentage of retail net sales during the third quarter but normalize during the fourth quarter of this year.  We expect the third quarter impact to represent an additional expense equal to approximately $0.03 per diluted share.

The following table sets forth operating expenses on a segment basis and the relative percentage of operating expenses to net sales for each segment for the periods indicated (in millions, except for percentage data):

	Amounts		% of Net Sales
	For the 13 Weeks Ended		For the 13 Weeks Ended
	July 5, 2008	July 7, 2007	July 5, 2008	July 7, 2007
Europe wholesale	$45.4	$35.9	39.0%	36.0%
Other international wholesale	19.1	15.0	27.5%	27.5%
United States wholesale (1)	49.9	48.8	50.7%	50.4%
Worldwide direct to consumer	41.0	27.7	59.4%	50.1%
Total	$155.4	$127.4	44.0%	41.6%

	Amounts		% of Net Sales
	For the 26 Weeks Ended		For the 26 Weeks Ended
	July 5, 2008	July 7, 2007	July 5, 2008	July 7, 2007
Europe wholesale	$87.9	$70.4	35.7%	35.1%
Other international wholesale	36.0	29.6	26.6%	28.2%
United States wholesale (1)	97.5	97.9	48.0%	48.1%
Worldwide direct to consumer	79.1	53.1	63.5%	51.8%
Total	$300.5	$251.0	42.4%	41.1%

(1) Certain corporate costs not allocated to individual operating segments for management reporting purposes and intercompany eliminations for specific income statement items are reflected in the United States wholesale segment.  In the Prior Year Quarter and the Prior Year YTD Periods, the United States wholesale segment includes approximately $4.4 million and $10.0 million, respectively, related to our equity grant review.

Operating Income.  Operating income increased by 51.2% during the Second Quarter to 9.9% of net sales compared to 7.6% of net sales in the Prior Year Quarter as a result of increased gross profit margin partially offset by decreased operating expense leverage.  Operating income was favorably impacted by approximately $9.2 million as a result of the translation of foreign-based sales and expenses into U.S. Dollars.  During the Year To Date Period, operating profit margin increased to 11.9% compared to 9.1% in the Prior Year YTD Period.  Our operating income for the Year To Date Period included approximately $20.0 million of net currency gains related to the translation of foreign-based sales and expenses into U.S. Dollars.

Other (Expense) Income - Net.  Other (expense) income increased unfavorably by $3.2 million and $6.2 million during the Second Quarter and the Year To Date Period, respectively, in comparison to the Prior Year Quarter and Prior Year YTD Period.  These increases were primarily driven by increased foreign currency transaction losses related to forward contracts previously entered into by us at forward rates below the relative quarter-end foreign currency exchange rate.

Provision For Income Taxes.  Our income tax expense for the Second Quarter and Prior Year Quarter was $6.9 million and $8.6 million, respectively, resulting in an effective income tax rate of 21.4% and 36.9%, respectively.  The lower effective rate for the Second Quarter was the result of a reduction in reserves related to certain foreign income tax liabilities.  Income tax expense was $24.1 million for the Year To Date Period resulting in an effective rate of 30.3%. For the comparable Prior Year YTD Period, income tax expense was $17.4 million, resulting in an effective rate of 30.4%. We estimate our fiscal year 2008 effective tax rate will approximate 37%, excluding any additional discrete events.

Net Income.  Second Quarter net income increased by 71.3% to $25.1 million, or $0.36 per diluted share, compared to $14.7 million, or $0.21 per diluted share, in the Prior Year Quarter.   Second Quarter net income was favorably impacted by a lower effective tax rate and net pretax foreign currency gains of $6.3 million, or $0.06 per diluted share.  Net income of $55.4 million, or $0.80 per diluted share, for the Year To Date Period represents a 39.4% increase compared to the $39.7 million, $0.57 per diluted share, earned during the Prior Year YTD Period.  Net income for the Year To Date Period includes net foreign currency gains of $0.14 per diluted share.

2008 Net Sales and Earnings Estimates.  As we continue to grow our retail store base, sales from our worldwide direct to consumer segment increase as a percentage of our total sales mix, benefiting our profitability in the fourth quarter, generally at the expense of the first and second quarter when, due to seasonality, it is more difficult to leverage retail expenses against retail store sales.  In addition, our current guidance takes into account the most recent strengthening of the U.S. Dollar.  As a result, we are currently estimating net sales for the second half of fiscal 2008 to increase in the mid-teens range.  We estimate third quarter diluted earnings per share of $0.53 in comparison to 2007 third quarter diluted earnings per share of $0.43.  For the full fiscal year 2008, we currently estimate diluted earnings per share in the range of $2.27 to $2.30, as compared to $1.75 in diluted earnings per share for fiscal 2007.

Liquidity and Capital Resources

Historically, our general business operations have not required substantial cash during the first several months of our fiscal year. Generally, starting in the second quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our cash and cash equivalent balances as of the end of the Second Quarter amounted to $204.8 million in comparison to $169.7 million at the end of the Prior Year Quarter and $255.2 million at the end of fiscal year 2007.  The $50.4 million decrease in cash and cash equivalents since the end of fiscal year 2007 is primarily related to $61.9 million of common stock repurchases and $24.3 million of capital expenditures, partially off set by a favorable impact on cash balances resulting from operating activities and foreign exchange rate translations of $32.7 million and $10.4 million, respectively.  Net cash from operating activities was primarily related to net income of $55.4 million and favorable non-cash activities of $29.5 million, partially offset by $52.2 million in unfavorable changes in operating assets and liabilities.

Accounts receivable increased to $175.8 million at the end of the Second Quarter compared to $151.3 million at the end of the Prior Year Quarter.  Day’s sales outstanding remained unchanged at 45 days for the Second Quarter compared to the Prior Year Quarter.  Day’s sales outstanding over the last several quarters has been increasing on a year-over-year basis as a result of our international wholesale business growing faster than our U.S. wholesale business.  Our international wholesale business has historically experienced longer collection cycles than our U.S. wholesale business.  Although this trend continued into the Second Quarter, the increase on our days sales outstanding was offset by an increase in sales mix from our worldwide direct to consumer segment and increasing bad debt allowances.

Inventory at quarter-end was $285.4 million, representing an increase of 20.0% from the Prior Year Quarter inventory balance of $237.8 million and included inventory related to an additional 61 net retail stores being opened since the end of the Prior Year Quarter.  While our Second Quarter finished goods inventory on hand increased by only 10% in comparison to the Prior Year Quarter, inventory purchases in transit increased by approximately $12 million in comparison to the end of the Prior Year Quarter balance of $23.8 million, primarily due to later deliveries in the Prior Year Quarter as a result of production delays in certain of our Asian factories.

At the end of the Second Quarter, we had working capital of $541.1 million compared to working capital of $431.9 million at the end of the Prior Year Quarter and approximately $4.2 million of outstanding short-term borrowings, primarily related to our Japanese revolving line of credit.  We had no outstanding borrowings under our U.S. or U.K. credit facilities at the end of the Second Quarter.  Borrowings under our $100 million U.S. Short-Term Revolving Credit Facility bear interest, at our option, at (i) the lesser of (a) the prime rate (5.0% at the end of the Second Quarter) less 1% or 3% or (b) the maximum rate allowed by law or (ii) London Interbank Offer Rate (“LIBOR”) base rate (2.46% at the end of the Second Quarter) plus one-half percent. The U.S. credit facility is secured by 65% of the issued and outstanding shares of certain of our subsidiaries pursuant to a Stock Pledge Agreement. The U.S. credit facility requires the maintenance of net worth, quarterly income, working capital and certain financial ratios. Available borrowings under our U.S. credit facility are reduced by amounts outstanding related to open letters of credit. In addition to our available cash balances, we may use the proceeds available under our U.S. credit facility for working capital needs, potential acquisitions and general corporate purposes, which may include additional common stock repurchases. We also maintain a 400 million Yen short-term credit facility in Japan, bearing interest based upon the Euroyen  rate (approximately 1.76% at the end of the Second Quarter). The U.K. credit facility expired during the Second Quarter and there are no plans to renew it.  Our revolving short-term credit facilities in the United States and Japan renew each year in September and November, respectively.  At the end of the Second Quarter, we had combined available borrowings of approximately $63.6 million relating to these facilities and we were in compliance with all debt covenants.

At the end of the Second Quarter, our wholly-owned subsidiary, Fossil Group Europe, Gmbh (“FGE”), had outstanding long-term borrowings, in the form of a term note, of $3.7 million.  This note has a variable interest term, with an interest rate at the end of the Second Quarter of 3.25%, with interest payments due quarterly.  This note requires minimum principal payments of 100,000 Swiss Francs each year with no stated maturity and no penalties for early termination.

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

In addition to the factors listed above, our actual results may differ materially due to the other risks and uncertainties discussed in this Quarterly Report and the risks and uncertainties set forth in our Annual Report on Form 10-K for the year ended January 5, 2008. Accordingly, readers of this Quarterly Report should consider these facts in evaluating the information and are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise except as required by law.

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

At the end of the Second Quarter, we had outstanding foreign exchange contracts to sell 81.9 million Euro for approximately $119.5 million, expiring through September 2009, approximately 7.4 million British Pounds for $15.1 million, expiring through December 2008, approximately 6.9 million Australian Dollars for $6.3 million, expiring February 2009 and 12.8 million Mexican Pesos for $1.2 million, expiring September 2008. If we were to settle our Euro, British Pound, Australian Dollar and Mexican Peso-based contracts at the reporting date, the net result would be a net loss of approximately $3.1 million, net of taxes. Exclusive of these outstanding foreign exchange contracts or other operating or financing activities that may be employed by us, a measurement of the unfavorable impact of a 10 percent change in the Euro, British Pound and Swiss Franc as compared to the U.S. Dollar on our operating profits and stockholders’ equity is presented in the following paragraph.

At the end of the Second Quarter, a 10 percent unfavorable change in the U.S. Dollar strengthening against the Euro, British Pound, and Swiss Franc involving balance sheet transactional exposures would have reduced net pre-tax income by $2.9 million. The translation of the balance sheets of our European, United Kingdom and Switzerland-based operations from their local currencies into U.S. Dollars is also sensitive to changes in foreign currency exchange rates. At the end of the Second Quarter, a 10 percent unfavorable change in the exchange rate of the U.S. Dollar strengthening against the Euro, British Pound and Swiss Franc would have reduced consolidated stockholders’ equity by approximately $22.6 million. In our view, the risks associated with exchange rate changes in other currencies to which we have exposure are not material, and these hypothetical losses resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position, results of operations or cash flows.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of the “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  In designing and evaluating the Disclosure Controls, we recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls and procedures were effective as of July 5, 2008.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended July 5, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 6, 2008 through May 5, 2008	16,138	$32.14	16,138	0 shares
May 6, 2008 through June 5, 2008	—	—	—	—
June 6, 2008 through July 5, 2008	270,000	$30.61	270,000	1,730,000 shares
Total	286,138	$30.69	286,138	1,730,000 shares

(1) We announced a repurchase plan (the “Plan”) on November 13, 2007, which became effective on December 3, 2007.  Under the Plan, we were able to repurchase shares on any Tuesday or Wednesday, either in the open market or through private transactions.  The Plan terminated on April 8, 2008, upon the purchase of an aggregate of 2,000,000 shares of our common stock.  On June 11, 2008, we announced a new repurchase plan (the “New Plan”), which was effective on June 11, 2008.  Under the New Plan, we may repurchase shares on any Monday or Tuesday, either in the open market or through private transactions.  The New Plan will terminate on December 1, 2008, or upon the purchase of an aggregate of 2,000,000 shares of our common stock, whichever should occur first.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 21, 2008 to (i) elect two Class II Directors to its board of directors for a term of one year or until their respective successors are elected and qualified, (ii) elect four Class I Directors to its board of directors for a term of three years or until their respective successors are elected and qualified, (iii) approve the Fossil, Inc. 2008 Long-Term Incentive Plan and (iv) ratify the appointment of Deloitte and Touche LLP as the Company’s independent registered public accounting firm for 2008.  The table below shows the results of the stockholders’ voting:

	Votes in Favor	Votes Withheld/ Against	Abstain	Broker Non- Votes
Election of Class II Directors
Kenneth W. Anderson	60,903,223	735,468	—	—
James E. Skinner	61,481,852	156,839	—	—
Election of Class I Directors
Michael W. Barnes	60,897,165	741,526	—	—
Jeffrey N. Boyer	61,481,552	157,139	—	—
Elysia Holt Ragusa	61,333,673	305,018	—	—
James M. Zimmerman	61,483,259	155,432	—	—
Approval of the 2008 Long-Term Incentive Plan	35,983,271	22,423,600	16,849	3,214,971
Ratification of the appointment of Deloitte and Touche LLP	61,590,112	37,788	10,790	—

Item 6.  Exhibits.

(a)	Exhibits

	3.1	Second Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 10-K for the year ended January 1, 2005).

3.2

Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Report on Form 10-K for the year ended January 1, 2005).

	3.3	Amended and Restated Bylaws of Fossil, Inc. (incorporated by reference to Exhibit 3.3 of the Company’s Report on Form 10-K for the year ended January 1, 2005).

	3.4	Amendment to Bylaws, effective as of March 15, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 8-K filed on March 20, 2006).

	10.1	Fossil, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on May 23, 2008).

	10.2	Form of Stock Option Award Agreement – U.S. Employees (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on June 27, 2008).

	10.3	Form of Stock Option Award Agreement – Non U.S. Employees (incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed on June 27, 2008).

	10.4	Restricted Stock Unit Award Agreement – U.S. Participants (incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K filed on June 27, 2008).

	10.5	Restricted Stock Unit Award Agreement – Non U.S. Participants (incorporated by reference to Exhibit 10.4 of the Company’s Report on Form 8-K filed on June 27, 2008).

	10.6	Restricted Stock Award – U.S. Participants (incorporated by reference to Exhibit 10.5 of the Company’s Report on Form 8-K filed on June 27, 2008).

	10.7	Restricted Stock Award – Non U.S. Participants (incorporated by reference to Exhibit 10.6 of the Company’s Report on Form 8-K filed on June 27, 2008).

	10.8	Stock Appreciation Rights Award (incorporated by reference to Exhibit 10.7 of the Company’s Report on Form 8-K filed on June 27, 2008).

	31.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

	31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

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

FOSSIL, INC.

Date: August 14, 2008	/s/ Mike L. Kovar
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

3.3	Amended and Restated Bylaws of Fossil, Inc. (incorporated by reference to Exhibit 3.3 of the Company’s Report on Form 10-K for the year ended January 1, 2005).

3.4	Amendment to Bylaws, effective as of March 15, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 8-K filed on March 20, 2006).

10.1	Fossil, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on May 23, 2008).

10.2	Form of Stock Option Award Agreement – U.S. Employees (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on June 27, 2008).

10.3	Form of Stock Option Award Agreement – Non U.S. Employees (incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed on June 27, 2008).

10.4	Restricted Stock Unit Award Agreement – U.S. Participants (incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K filed on June 27, 2008).

10.5	Restricted Stock Unit Award Agreement – Non U.S. Participants (incorporated by reference to Exhibit 10.4 of the Company’s Report on Form 8-K filed on June 27, 2008).

10.6	Restricted Stock Award – U.S. Participants (incorporated by reference to Exhibit 10.5 of the Company’s Report on Form 8-K filed on June 27, 2008).

10.7	Restricted Stock Award – Non U.S. Participants (incorporated by reference to Exhibit 10.6 of the Company’s Report on Form 8-K filed on June 27, 2008).

10.8	Stock Appreciation Rights Award (incorporated by reference to Exhibit 10.7 of the Company’s Report on Form 8-K filed on June 27, 2008).

31.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1(1)	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)                                  Filed herewith.