Form 10-Q
period 2008-10-04
FOSSIL INC
filed 2008-11-13
CIK 883569

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 4, 2008

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

The number of shares of registrant’s common stock outstanding as of November 11, 2008: 66,612,010

PART I - FINANCIAL INFORMATION

Item 1.                       Financial Statements

FOSSIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

AMOUNTS IN THOUSANDS

	October 4, 2008	January 5, 2008

Assets
Current assets:
Cash and cash equivalents	$117,811	$255,244
Securities available for sale	7,432	12,626
Accounts receivable - net of allowances of $48,967 and $51,801, respectively	229,296	227,481
Inventories - net	331,614	248,448
Deferred income tax assets - net	25,188	24,221
Prepaid expenses and other current assets	67,479	56,797
Total current assets	778,820	824,817

Investments	13,564	13,902
Property, plant and equipment - net of accumulated depreciation of $153,087 and $134,847, respectively	201,239	186,042
Goodwill	44,326	45,485

Intangible and other assets - net of accumulated amortization of $6,679 and $5,589, respectively	60,480	52,382
Total assets	$1,098,429	$1,122,628

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt	$4,485	$9,993
Accounts payable	108,107	111,015
Accrued expenses:
Compensation	38,087	44,224
Royalties	15,799	22,524
Co-op advertising	13,132	17,769
Other	29,510	32,833
Income taxes payable	42,481	40,049
Total current liabilities	251,601	278,407

Long-term income taxes payable	41,396	38,455
Deferred income tax liabilities	17,462	16,168
Long-term debt	3,367	3,452
Other long-term liabilities	10,796	8,357
Total long-term liabilities	73,021	66,432

Minority interest in subsidiaries	5,777	6,127
Stockholders’ equity:
Common stock, 67,038 and 69,713 shares issued at 2008 and 2007, respectively	670	697
Additional paid-in capital	80,526	88,000
Retained earnings	658,873	646,492
Accumulated other comprehensive income	27,961	36,473
Total stockholders’ equity	768,030	771,662
Total liabilities and stockholders’ equity	$1,098,429	$1,122,628

See notes to the condensed consolidated financial statements.

FOSSIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

UNAUDITED

AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA

	For the 13 Weeks Ended		For the 39 Weeks Ended
	October 4, 2008	October 6, 2007	October 4, 2008	October 6, 2007

Net sales	$409,760	$358,582	$1,119,136	$969,871
Cost of sales	185,583	171,626	510,369	476,265
Gross profit	224,177	186,956	608,767	493,606

Operating expenses:
Selling and distribution	120,644	98,567	341,365	273,023
General and administrative	39,795	39,935	119,588	116,458

Total operating expenses	160,439	138,502	460,953	389,481

Operating income	63,738	48,454	147,814	104,125
Interest expense	79	174	371	613
Other (expense) income - net	(4,035)	1,391	(8,361)	3,228

Income before income taxes	59,624	49,671	139,082	106,740
Provision for income taxes	23,153	19,218	47,257	36,583

Net income	$36,471	$30,453	$91,825	$70,157

Other comprehensive income (loss), net of taxes:
Currency translation adjustment	(33,432)	6,630	(19,324)	14,336
Unrealized loss on securities available for sale	(467)	(276)	(1,140)	(339)
Forward contracts hedging intercompany foreign currency payments - change in fair values	15,423	(2,309)	11,952	(3,568)

Total comprehensive income	$17,995	$34,498	$83,313	$80,586

Earnings per share:
Basic	$0.54	$0.45	$1.35	$1.03
Diluted	$0.54	$0.43	$1.33	$1.00
Weighted average common shares outstanding:
Basic	67,261	68,143	67,931	67,844
Diluted	68,049	70,302	68,881	70,112

See notes to the condensed consolidated financial statements.

FOSSIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

AMOUNTS IN THOUSANDS

	For the 39 Weeks Ended
	October 4, 2008	October 6, 2007

Operating Activities:
Net income	$91,825	$70,157
Noncash items affecting net income:
Depreciation and amortization	27,763	23,819
Stock-based compensation	5,262	3,558
Minority interest in subsidiaries	4,932	3,469
Increase in allowance for returns - net of related inventory in transit	187	1,066
Loss on disposal of assets	141	256
Impairment loss	1,116	—
Equity in income of joint venture	(1,211)	(1,447)
Increase in allowance for doubtful accounts	918	57
Excess tax benefits from stock-based compensation	(535)	(9,391)
Deferred income taxes	(1,061)	(717)

Changes in operating assets and liabilities, net of effects of acquisitions:
Income taxes payable	3,958	16,330
Accrued expenses	(19,208)	17,414
Inventories	(87,104)	(40,788)
Prepaid expenses and other current assets	(10,682)	(19,482)
Accounts payable	1,063	27,117
Accounts receivable	1,018	(46,547)

Net cash from operating activities	18,382	44,871

Investing Activities:
Additions to property, plant and equipment	(40,548)	(24,074)
Increase in intangible and other assets	(13,274)	(4,847)
Purchase of securities available for sale	(1,847)	(2,176)
Sales/maturities of securities available for sale	6,395	496
Business acquisitions, net of cash acquired	—	(1,326)

Net cash used in investing activities	(49,274)	(31,927)

Financing Activities:
Acquisition and retirement of common stock	(94,888)	(287)
Distribution of minority interest earnings	(4,359)	(2,107)
Excess tax benefits from stock-based compensation	535	9,391
Borrowings on notes payable	—	5,438
Payments on notes payable	(6,209)	(2,176)
Proceeds from exercise of stock options	4,297	19,691

Net cash (used in) from financing activities	(100,624)	29,950

Effect of exchange rate changes on cash and cash equivalents	(5,916)	8,564

Net (decrease) increase in cash and cash equivalents	(137,433)	51,458
Cash and cash equivalents:
Beginning of period	255,244	133,304
End of period	$117,811	$184,762

See notes to the condensed consolidated financial statements.

FOSSIL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1.                                      FINANCIAL STATEMENT POLICIES

Basis of Presentation.  The condensed consolidated financial statements include the accounts of Fossil, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of October 4, 2008, and the results of operations for the thirteen-week periods ended October 4, 2008 (“Third Quarter”) and October 6, 2007 (“Prior Year Quarter”), respectively, and the thirty-nine week periods ended October 4, 2008 (“Year To Date Period”) and October 6, 2007 (“Prior Year YTD Period”), respectively. All adjustments are of a normal, recurring nature.

These interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the annual report on Form 10-K filed by the Company pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) for the year ended January 5, 2008. Operating results for the thirty-nine week period ended October 4, 2008 are not necessarily indicative of the results to be achieved for the full year.

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

Foreign Currency Hedging Instruments.  The Company’s foreign subsidiaries periodically enter into forward contracts principally to hedge the future payment of intercompany inventory transactions in U.S. dollars. At October 4, 2008, the Company’s foreign subsidiaries had forward contracts to sell (i) 87.1 million Euro for approximately $127.0 million, expiring through December 2009, (ii) approximately 10.0 million British Pounds for $19.9 million, expiring through April 2009, and (iii) approximately 6.2 million Australian Dollars for $5.7 million, expiring through February 2009.  If the Company’s foreign subsidiaries were to settle their Euro, British Pound, and Australian Dollar based contracts at the reporting date, the net result would be a gain of approximately $5.9 million, net of taxes, as of October 4, 2008. The net increase in fair value for the Year To Date Period of approximately $12.0 million and the net decrease in fair value for the Prior Year YTD Period of approximately $3.6 million is included in other comprehensive income. The net increase for the Year To Date Period consisted of net gains from these hedges of $9.9 million and approximately $2.1 million of net losses reclassified into earnings.

The tax (expense) benefit of the changes in fair value of hedging activity included in other comprehensive income is as follows:

	For the 13 Weeks Ended		For the 39 Weeks Ended
IN THOUSANDS	October 4, 2008	October 6, 2007	October 4, 2008	October 6, 2007

	$(1,760)	$172	$(1,444)	$304

Fair Value Measurements.  The Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) as of January 6, 2008, with the exception of the application of the statement to non-recurring, non-financial assets and liabilities as permitted. The adoption of SFAS 157 did not have a material impact on the Company’s fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of October 4, 2008:

	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale	$7,432	$—	$—	$7,432
Foreign exchange forward contracts	—	9,943	—	9,943
Total	$7,432	$9,943	$—	$17,375

The fair values of the Company’s available-for-sale securities are based on quoted prices.  The foreign exchange forward contracts are entered into by the Company principally to hedge the future payment of intercompany inventory transactions by non-U.S. subsidiaries.  The fair values of the Company’s foreign exchange forward contracts are based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates and are recorded as an asset within prepaid expenses and other current assets.

Earnings Per Share. The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share (“EPS”):

	For the 13 Weeks Ended		For the 39 Weeks Ended
	October 4, 2008	October 6, 2007	October 4, 2008	October 6, 2007

IN THOUSANDS, EXCEPT PER SHARE DATA
Numerator:
Net income	$36,471	$30,453	$91,825	$70,157

Denominator:
Basic EPS computations:
Basic weighted average common shares outstanding	67,261	68,143	67,931	67,844
Basic EPS	$0.54	$0.45	$1.35	$1.03

Diluted EPS computation:
Basic weighted average common shares outstanding	67,261	68,143	67,931	67,844
Stock options, stock appreciation rights, unvested restricted stock and restricted stock units	788	2,159	950	2,268
Diluted weighted average common shares outstanding	68,049	70,302	68,881	70,112
Diluted EPS	$0.54	$0.43	$1.33	$1.00

Approximately 420,000, 2,000, 222,000 and 115,000 weighted average shares issuable under stock-based awards were not included in the diluted earnings per share calculation at the end of the Third Quarter, Prior Year Quarter, Year To Date Period and Prior Year YTD Period, respectively, because they were antidilutive. These common share equivalents may be dilutive in future EPS calculations.

Goodwill. The changes in the carrying amount of goodwill, which is not subject to amortization, are as follows:

IN THOUSANDS	United States - wholesale	Europe - wholesale	Other International - wholesale	Direct to Consumer	Total
Balance at January 5, 2008	$21,799	$18,908	$4,778	$—	$45,485
Currency	—	(1,103)	(56)	—	(1,159)
Balance at October 4, 2008	$21,799	$17,805	$4,722	$—	$44,326

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

In September 2006, the FASB issued SFAS No. 157.  SFAS 157 provides guidance for using fair value to measure assets and liabilities. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007; however, the FASB provided a one year deferral for implementation of the standard for non-recurring, non-financial assets and liabilities.  The Company adopted SFAS 157, effective January 6, 2008, for all financial assets and liabilities as required.  The Company does not expect the standard to have a material impact on its consolidated financial statements when fully adopted in fiscal year 2009.

2.                                      INVENTORIES

Inventories – net consist of the following:

	October 4, 2008	January 5, 2008
	IN THOUSANDS
Components and parts	$23,209	$15,615
Work-in-process	5,073	5,129
Inventory purchases in-transit	46,407	23,826
Finished goods	271,030	217,097

	345,719	261,667
Inventory obsolescence reserve	(14,105)	(13,219)

Inventories - net	$331,614	$248,448

3.                                      INCOME TAXES

The Company’s income tax expense for the Third Quarter and Prior Year Quarter was $23.2 million and $19.2 million, respectively, resulting in an effective income tax rate of 38.8% and 38.7%, respectively.  Income tax expense was $47.3 million for the Year To Date Period, with an effective rate of 33.9%.  For the comparable Prior Year YTD Period, income tax expense was $36.6 million, resulting in an effective rate of 34.3%.  The effective tax rates for both periods reflect the recognition of unrecognized tax benefits due to audit settlements in both periods.

As of October 4, 2008, the total amount of unrecognized tax benefits under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (“FIN 48”), excluding interest and penalties, was $54.9 million, of which $25.0 million would favorably impact the effective tax rate in future periods, if recognized.   During the first quarter of 2007, the examination phase of the Internal Revenue Service (“IRS”) audit for tax years 2003 and 2004 was completed.  The IRS has proposed certain adjustments and the Company has filed a protest.  On November 4, 2008, the Company received a settlement offer from the IRS Appeals Officer.  As a result, the Company’s unrecognized tax benefits may decrease by approximately $12.8 million, excluding penalties and interest, for positions that could be settled within the next twelve months.   The Company is also subject to examinations in various state and foreign jurisdictions for the 2001-2006 tax years, none of which are individually significant.   Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

The Company has classified uncertain tax positions as long-term income taxes payable unless such amounts are expected to be paid in twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes payable, respectively. The total amount of accrued income tax-related interest and penalties included in the condensed consolidated balance sheet at October 4, 2008 was $10.6 million and $3.9 million, respectively.  For the Year to Date Period, the Company accrued interest expense of $2.4 million.

4.             STOCKHOLDERS’ EQUITY AND BENEFIT PLANS

Common Stock Repurchase Program.  During fiscal year 2007, the Company’s Board of Directors approved a stock repurchase program (the “2007 Repurchase Program”), pursuant to which up to 2,000,000 shares of its common stock may be repurchased.  In the second quarter of fiscal year 2008, the Company’s Board of Directors approved an additional stock repurchase program (the “2008 Repurchase Program”), pursuant to which up to an additional 2,000,000 shares of its common stock may be repurchased.  For the Year to Date Period, the Company has repurchased and retired 1,638,738 and 1,394,800 shares of its common stock under the 2007 Repurchase Program and the 2008 Repurchase Program, respectively, for an average price per share of $33.50 and $28.67, respectively.  The 2007 Repurchase Program was completed during the second quarter of fiscal year 2008 and the total cost of repurchases during the Year To Date Period was approximately $54.9 million.  Total repurchases for the Year To Date Period under the 2008 Repurchase Program were approximately $40.0 million.  At the end of the Third Quarter, the Company had approximately 600,000 shares remaining to be repurchased under the 2008 Repurchase Program.  The 2008 Repurchase Program is being conducted pursuant to Rule 10b-18 of the Exchange Act and is expected to be completed in the fourth quarter of fiscal year 2008.  As a result of these stock repurchase programs, the excess of the aggregate purchase price over the aggregate par value of the shares repurchased has been allocated between additional paid-in capital (“APIC”) and retained earnings, resulting in an approximate $79.4 million reduction in retained earnings during the Year To Date Period.

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

Restricted Stock Plan.  Shares awarded under the 2002 Restricted Stock Plan have been funded with shares contributed to the Company from a significant stockholder.  The restricted shares outstanding have original vesting periods that predominately range from one to five years.  These shares were accounted for at fair value at the date of grant.  On August 29, 2007, the Company’s Board of Directors elected to terminate this plan; however, the termination will not impair the remaining 117,055 outstanding shares which will continue in accordance with their original terms.

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

The following table summarizes stock options and stock appreciation rights activity during the Third Quarter:

Stock Options and Stock Appreciation Rights	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	IN THOUSANDS			IN THOUSANDS
Outstanding at July 5, 2008	3,011	$20.81	5.7	$23,660
Granted	6	23.71
Exercised	(83)	14.21		1,217
Forfeited or expired	(7)	29.24

Outstanding at October 4, 2008	2,927	20.98	5.6	17,502
Exercisable at October 4, 2008	2,010	17.66	4.6	16,074
Nonvested at October 4, 2008	917	28.26	7.8	1,428

Expected to vest	854	$28.26	7.8	$1,330

The aggregate intrinsic value in the table above is before income taxes and is based on the exercise price for outstanding and exercisable stock options and stock appreciation rights at October 4, 2008 and based on the fair market value on the exercise date for stock options and stock appreciation rights that have been exercised during the Third Quarter.

Stock Options and Stock Appreciation Rights Outstanding and Exercisable.  The following table summarizes information with respect to stock options and stock appreciation rights outstanding and exercisable at October 4, 2008:

Stock Options and Stock Appreciation Rights Outstanding				Stock Options and Stock Appreciation Rights Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Number of Shares	Weighted- Average Exercise Price
	IN THOUSANDS			IN THOUSANDS
$4.39 - $8.78	258	$7.46	1.8	258	$7.46
$8.78 - $13.18	593	11.30	3.6	593	11.30
$13.18 - $17.57	44	13.80	4.1	44	13.80
$17.57 - $21.96	420	18.84	6.2	236	18.94
$21.96 - $26.35	911	24.13	5.7	795	24.18
$26.35 - $30.74	387	30.53	8.2	30	28.74
$30.74 - $35.14	261	31.45	8.0	54	31.54
$35.14 - $39.53	2	36.18	7.1	—	—
$39.53 - $43.92	51	43.10	9.2	—	—
Total	2,927	$20.98	5.6	2,010	$17.66

The Company has elected to apply the long-form method to determine the hypothetical APIC pool provided by FASB Staff Position FAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.  The Company had determined that a hypothetical pool of excess tax benefits existed in APIC as of January 1, 2006, the date of adoption of SFAS 123R, related to historical stock option exercises.  In future periods, excess tax benefits resulting from stock option and stock appreciation right exercises will be recognized as additions to APIC in the period the benefit is realized.  In the event of a shortfall (that is, the tax benefit realized is less than the amount previously recognized through periodic stock-based compensation expense recognition and related deferred tax accounting), the shortfall would be charged against APIC to the extent of previous excess benefits, if any, including the amounts included in the hypothetical APIC pool, and then to tax expense.

Restricted Stock and Restricted Stock Units. The following table summarizes restricted stock and restricted stock unit activity during the Third Quarter:

Restricted Stock and Restricted Stock Units	Number of Shares	Weighted- Average Grant Date Fair Value
	IN THOUSANDS
Nonvested at July 5, 2008	503	$24.43
Granted	13	23.88
Vested	(13)	18.71
Forfeited	—	—
Nonvested at October 4, 2008	503	24.56

Expected to vest	459	$24.56

The total fair value of restricted stock and restricted stock units vested during the Third Quarter was approximately $362,000.

5.             SEGMENT INFORMATION

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments are comprised of the United States-wholesale, Europe-wholesale, other international-wholesale and worldwide direct to consumer. The United States-wholesale, Europe-wholesale, and other international-wholesale reportable segments do not include activities related to the worldwide direct to consumer segment.   The Europe wholesale-segment primarily includes sales to wholesale or distributor customers based in European countries, the Middle East and Africa.  The other international-wholesale segment primarily includes sales to wholesale or distributor customers based in Australia, Canada, China (including the Company’s assembly and procurement operations), India, Indonesia, Japan, Korea, Malaysia, Mexico, New Zealand, Singapore, Taiwan, Thailand and countries in South America. The direct to consumer segment includes company-owned retail stores, e-commerce sales and catalog activities.  Each reportable operating segment provides similar products and services.

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

	For the 13 Weeks Ended October 4, 2008		For the 13 Weeks Ended October 6, 2007
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
	IN THOUSANDS
United States wholesale:
External customers	$126,319	$18,465	$117,399	$(3,416)
Intersegment	50,061	—	40,732	—
Worldwide direct to consumer	75,892	(1,062)	62,045	2,640
Europe wholesale:
External customers	135,539	26,285	120,574	26,009
Intersegment	6,514	—	9,657	—
Other international wholesale:
External customers	72,010	20,050	58,564	23,221
Intersegment	139,803	—	108,641	—
Intersegment items	(196,378)	—	(159,030)	—

Consolidated	$409,760	$63,738	$358,582	$48,454

	For the 39 Weeks Ended October 4, 2008		For the 39 Weeks Ended October 6, 2007
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
	IN THOUSANDS
United States wholesale:
External customers	$329,658	$23,095	$320,950	$(21,121)
Intersegment	140,021	—	106,811	—
Worldwide direct to consumer	200,340	(7,421)	164,568	5,511
Europe wholesale:
External customers	382,019	76,517	320,882	55,628
Intersegment	22,329	—	25,644	—
Other international wholesale:
External customers	207,119	55,623	163,471	64,107
Intersegment	350,298	—	284,349	—
Intersegment items	(512,648)	—	(416,804)	—

Consolidated	$1,119,136	$147,814	$969,871	$104,125

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition and results of operations of Fossil, Inc. and its wholly and majority-owned subsidiaries for the thirteen and thirty-nine week periods ended October 4, 2008 (the “Third Quarter” and “Year To Date Period,” respectively) as compared to the thirteen and thirty-nine week periods ended October 6, 2007 (the “Prior Year Quarter” and “Prior Year YTD Period,” respectively).  This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes attached hereto.

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

Domestically, we sell our products through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, owned retail and factory outlet stores, mass market stores and through our FOSSIL® catalog.  Our wholesale customer base includes Neiman Marcus, Nordstrom, Macy’s, Dillard’s, JCPenney, Kohl’s, Sears, Wal-Mart and Target.  We also sell our products in the United States through a network of company-owned stores that included 116 retail stores located in premier retail sites and 73 outlet stores located in major outlet malls as of October 4, 2008.  In addition, we offer an extensive collection of our FOSSIL brand products through our catalog and on our website, www.fossil.com, as well as proprietary and licensed watch and jewelry brands through other managed and affiliated websites.

Internationally, our products are sold to department stores, specialty retail stores and specialty watch and jewelry stores in over 90 countries worldwide through 23 company-owned foreign sales subsidiaries and through a network of 58 independent distributors. Our products are distributed in Africa, Asia, Australia, Europe, Central and South America, Canada, the Caribbean, Mexico, and the Middle East. Our products are offered on airlines, cruise ships and in international company-owned retail stores, which included 78 accessory retail stores, 13 multi-brand stores and 8 outlet stores in select international markets as of October 4, 2008.  Our products are also sold through independently-owned FOSSIL retail stores and kiosks in certain international markets.  In addition, we offer an extensive collection of our FOSSIL brand products on our German website, www.fossil.de, and maintain static websites in many other countries in which we have subsidiaries.

Our business is subject to global economic cycles and retail industry conditions.  Purchases of discretionary fashion accessories, such as our watches, handbags, sunglasses and other products, tend to decline during recessionary periods when disposable income is low and consumers are hesitant to use available credit.  Future sales and earnings growth is contingent upon our ability to anticipate and respond to changing fashion trends and consumer preferences in a timely manner while continuing to develop innovative products in the respective markets in which we compete.   As is typical with new products, market acceptance of new designs and products we may introduce is subject to uncertainty.  In addition, we generally make decisions regarding product designs several months in advance of the time when consumer acceptance can be measured.

The majority of our products are sold at price points ranging from $50 to $500.   Although the current economic environment is expected to negatively impact consumer discretionary buying patterns and, ultimately, our net sales during the fourth quarter of 2008, we believe that the price/value relationship of our products will allow us to maintain our market share in those markets in which we compete.  Historically, during recessionary periods, the strength of our balance sheet, our strong operating cash flow and the relative size of our business with our retail customers, in comparison to our competitors, have allowed us to weather such recessionary periods for longer periods of time that generally results in market share gains to us.

Our international operations are subject to many risks, including foreign currency.  Generally, a strengthening of the U.S. dollar against currencies of other countries in which we operate will reduce the translated amounts of sales and operating expenses of our subsidiaries, which results in a reduction of our consolidated operating income.  We anticipate that the current strengthening of the U.S. dollar will significantly impact our fourth quarter of 2008 results of operations in comparison to the fourth quarter of 2007.

For a more complete discussion of the risks facing our business, see “Part I, Item 1A” of our annual report on Form 10-K for the fiscal year ended January 5, 2008 and “Part II, Item 1A” of our Quarterly Reports on Form 10-Q.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 provides guidance for using fair value to measure assets and liabilities. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007; however, the FASB provided a one year deferral for implementation of the standard for non-recurring non-financial assets and liabilities.  We adopted SFAS 157 effective January 6, 2008, for all financial assets and liabilities as required.  Refer to Note 1. Financial Statement Policies - Fair Value Measurements, to the unaudited condensed consolidated financial statements for additional information.  We do not expect the standard to have a material impact on our consolidated financial statements when we fully adopt the standard in 2009.

Results of Operations

The following table sets forth, for the periods indicated, (i) the percentages of our net sales represented by certain line items from our condensed consolidated statements of income and comprehensive income and (ii) the percentage changes in these line items between the periods indicated.

	Percentage of Net Sales		Percentage
	For the 13 Weeks Ended		Change from
	October 4, 2008	October 6, 2007	2007

Net sales	100.0%	100.0%	14.3%
Cost of sales	45.3	47.9	8.1
Gross profit	54.7	52.1	19.9

Operating expenses:
Selling and distribution	29.4	27.5	22.4
General and administrative	9.7	11.1	(0.4)
Operating Income	15.6	13.5	31.5
Interest expense	—	—	*
Other (expense) income - net	(1.0)	0.4	*
Income before income taxes	14.6	13.9	20.0
Income taxes	5.7	5.4	20.5
Net income	8.9%	8.5%	19.8%

	Percentage of Net Sales		Percentage
	For the 39 Weeks Ended		Change from
	October 4, 2008	October 6, 2007	2007

Net sales	100.0%	100.0%	15.4%
Cost of sales	45.6	49.1	7.2
Gross profit	54.4	50.9	23.3

Operating expenses:
Selling and distribution	30.5	28.2	25.0
General and administrative	10.7	12.0	2.7
Operating Income	13.2	10.7	42.0
Interest expense	—	0.1	*
Other (expense) income - net	(0.8)	0.4	*
Income before income taxes	12.4	11.0	30.3
Income taxes	4.2	3.8	29.2
Net income	8.2%	7.2%	30.9%

* not meaningful

Net Sales.  The following table sets forth certain components of our consolidated net sales and the percentage relationship of the components to consolidated net sales for the periods indicated (in millions, except percentage data):

	Amounts		Percentage of Total
	For the 13 Weeks Ended		For the 13 Weeks Ended
	October 4, 2008	October 6, 2007	October 4, 2008	October 6, 2007

International wholesale:
Europe	$135.5	$120.6	33.1%	33.6%
Other	72.0	58.6	17.6%	16.4%
Total international wholesale	207.5	179.2	50.7%	50.0%

United States wholesale:
Watch products	66.8	62.6	16.3%	17.4%
Other products	59.6	54.8	14.5%	15.3%
Total United States wholesale	126.4	117.4	30.8%	32.7%

Worldwide direct to consumer	75.9	62.0	18.5%	17.3%

Total net sales	$409.8	$358.6	100.0%	100.0%

	Amounts		Percentage of Total
	For the 39 Weeks Ended		For the 39 Weeks Ended
	October 4, 2008	October 6, 2007	October 4, 2008	October 6, 2007

International wholesale:
Europe	$382.0	$320.9	34.1%	33.1%
Other	207.1	163.5	18.5%	16.8%
Total international wholesale	589.1	484.4	52.6%	49.9%

United States wholesale:
Watch products	173.2	164.6	15.5%	17.0%
Other products	156.5	156.4	14.0%	16.1%
Total United States wholesale	329.7	321.0	29.5%	33.1%

Worldwide direct to consumer	200.3	164.5	17.9%	17.0%

Total net sales	$1,119.1	$969.9	100.0%	100.0%

The following tables are intended to illustrate by factor the total of the percentage change in sales by segment and on a consolidated basis:

Analysis of Percentage Change in Sales during the Third Quarter Versus Prior Year Quarter

Attributable to Changes in the Following Factors

	Exchange Rates	Organic Growth	Total Change
Europe wholesale	4.2%	8.2%	12.4%
Other international wholesale	2.8%	20.1%	22.9%
United States wholesale	0.0%	7.7%	7.7%
Worldwide direct to consumer	0.4%	22.0%	22.4%
Total	1.9%	12.4%	14.3%

Analysis of Percentage Change in Sales during the Year to Date Period Versus Prior Year YTD Period

Attributable to Changes in the Following Factors

	Exchange Rates	Organic Growth	Total Change
Europe wholesale	10.5%	8.5%	19.0%
Other international wholesale	4.8%	21.9%	26.7%
United States wholesale	0.0%	2.7%	2.7%
Worldwide direct to consumer	1.6%	20.2%	21.8%
Total	4.6%	10.8%	15.4%

Europe Wholesale Net Sales.  The following discussion excludes the impact on sales growth attributable to foreign currency rate changes as noted in the above table.  Europe wholesale net sales rose 8.2% primarily led by sales volume increases in FOSSIL® watches and jewelry, sales related to the launch of DKNY® jewelry into approximately 1,300 doors and sales volume increases in licensed brand watches, principally EMPORIO ARMANI® and MICHAEL KORS®. These net sales volume increases were partially offset by sales volume declines in DKNY watches and EMPORIO ARMANI jewelry.  FOSSIL watches and jewelry net sales volume increased 17.0% and 12.9%, respectively, which we attribute to increased brand awareness generated by the accelerated growth in our European retail store base and a timing shift of approximately $4.7 million of holiday shipments from the fourth quarter into the Third Quarter in comparison to the comparable prior year period.  The launch of DKNY jewelry contributed $2.3 million to the Third Quarter.  EMPORIO ARMANI and MICHAEL KORS watches experienced sales volume increases of 5.8% and 67.4%, respectively.  We believe the sales volume growth in EMPORIO ARMANI watches represents the results of our continuous efforts to provide innovative styling.  The sales volume growth in MICHAEL KORS is primarily related to the increase in the number of customers we sell to and continued market share gains in existing customer accounts.  We believe the sales volume declines in DKNY watches and EMPORIO ARMANI jewelry reflect moderating consumer response to core styles within these assortments.  Based upon new styles recently added to the DKNY watch assortment, we expect to show improved performance in this business over the next year.

Other International Wholesale Net Sales.  The following discussion excludes the impact on sales growth attributable to foreign currency rate changes as noted in the above table.  Other international wholesale sales include sales from our Asia Pacific, Mexico and Canada subsidiaries and export sales from the United States.  Our other international wholesale segment experienced a 20.1% increase in net sales, primarily driven by sales volume growth in FOSSIL watches, licensed watches and jewelry.  FOSSIL watch net sales volume rose 28.9%, which we believe is principally due to increased brand awareness developed through our concession concepts and retail store growth in the region.  Licensed brand watches increased 12.5% during the Third Quarter led by sales volume increases in EMPORIO ARMANI and MICHAEL KORS brands, partially offset by sales volume declines in DKNY watches.  We believe the sales volume growth in EMPORIO ARMANI watches represents the results of our continuous efforts to provide innovative styling.  The sales volume growth in MICHAEL KORS is primarily related to the increase in the number of customers we sell to.  The launch of DKNY jewelry contributed $0.9 million to the region.  Additionally, we recently acquired the OYZTERBAY® name, a regionally recognized jewelry brand in India.  The launch of this branded jewelry line in India contributed net sales of approximately $1.8 million during the Third Quarter.  Our other international wholesale segment continues to produce the greatest year-over-year growth for our global watch and jewelry businesses as we further penetrate established markets and expand into newly penetrated regions in China, Korea and India.

Total international wholesale net sales increases for the Year to Date Period were consistent from a brand and category perspective as those experienced in the Third Quarter.  Our international wholesale businesses have grown to represent more than 50% of our total sales and represent our largest opportunity for continued wholesale expansion on a constant dollar basis. We believe our global distribution network and our design and marketing capabilities should allow us to continue to take shelf space from lesser known local and regional brands as we continue to increase brand awareness through the growth of our retail stores.

United States Wholesale Net Sales.  Net Sales from our U.S. wholesale watch business rose 6.7% for the Third Quarter from the Prior Year Quarter, primarily led by increases in licensed brand watches, principally EMPORIO ARMANI and MICHAEL KORS.  We also experienced sales volume growth in MICHELE® watches.  These net sales increases were partially offset by sales volume declines in DKNY and RELIC® watches.  EMPORIO ARMANI and MICHAEL KORS sales volumes increased 28.0% and 127.8%, respectively as a result of sales volume increases in the department store channel for EMPORIO ARMANI and further penetration in existing doors and additional retail door growth for MICHAEL KORS.   MICHELE watch net sales increased 6.8% and were favorably impacted by a significant reduction in the level of returns experienced during the Third Quarter in comparison to the Prior Year Quarter.  We believe the sales volume declines in DKNY watches reflect moderating consumer response to core styles within this assortment.  The decrease in RELIC watches net sales volume is primarily attributable to a timing shift of certain shipments from the Third Quarter into the fourth quarter in comparison to the comparable prior year period.  For the Year To Date Period, U.S. wholesale watch net sales increased 5.2% as compared to the Prior Year YTD Period.  This increase is principally attributable to net sales volume growth in MICHAEL KORS and MICHELE watches partially offset by sales volume decreases in DKNY and RELIC watches all primarily driven by the same factors as those experienced in the Third Quarter.

Net sales from our domestic accessories business increased 8.8% for the Third Quarter from the Prior Year Quarter, as a result of sales volume growth in RELIC women’s bags, FOSSIL accessory jewelry and cold weather accessories.  These increases in net sales were partially offset by sales volume declines in men’s leathers.  RELIC women’s accessories business rose 19.9% in the Third Quarter primarily driven by our handbag lines at JCPenney and Kohl’s.  FOSSIL accessory jewelry and cold weather accessories net sales volumes increased 77.1% and 139.0%, respectively, as a result of the increase in the number of customers we sell to, in comparison to the Prior Year Quarter.  The sales volume decline in men’s leathers is principally attributable to certain private label programs included in the Prior Year Quarter that were not repeated during the Third Quarter.  For the Year To Date Period, domestic accessory net sales increased 0.1% primarily driven by net sales volume increases in the RELIC and FOSSIL Fifty-Four leather handbag lines and FOSSIL accessory jewelry, partially offset by sales volume declines in eyewear and men’s leathers.  The changes in net sales volumes for the Year To Date Period for RELIC handbags, FOSSIL accessory jewelry and men’s leathers were primarily driven by the same factors experienced during the Third Quarter.  Net sales of our FOSSIL Fifty-Four handbag line increased over the Prior Year YTD Period as a result of the line being launched during the second half of fiscal 2007.  The decreased net sales volume in eyewear is primarily attributable to a reduction in the number of RELIC product towers on display in 2008 compared to 2007.

Worldwide Direct to Consumer Net Sales.   The following discussion excludes the impact on sales growth attributable to foreign currency rate changes as noted in the above table.  Net sales from our direct to consumer segment for the Third Quarter increased 22.0%, as compared to the Prior Year Quarter, primarily as a result of a 29.0% increase in the average number of company-owned stores open during the Third Quarter and comparable store sales gains of 2.7%.  Our e-commerce business increased 33.1%, principally as a result of increased sales from our German website launched late in the Prior Year Quarter, and to a lesser extent, a 7.8% increase in our U.S. based e-commerce business.  For the Year To Date Period, net sales from our direct to consumer segment increased 20.2%, primarily as a result of a 23.3% increase in the average number of stores opened and comparable store sales increases of 1.8%.  Net sales from our e-commerce businesses increased 18.3% for the Year To Date Period.  Comparable store sales related to our global full price accessory concept increased by 2.8% and 1.8% for the Third Quarter and Year To Date Period, respectively.  We ended the Third Quarter with 288 stores, including 189 full price accessory stores, 78 of which are outside the U.S., 81 outlet locations, including 8 outside the U.S., 33 apparel stores, and 18 multi-brand stores, including 13 outside the U.S.  This compares to 225 stores at the end of the Prior Year Quarter, which included 97 full price accessory stores, 48 located outside the U.S., 79 outlet locations, including five outside the U.S., 33 apparel stores, and 16 multi-brand stores, including 11 outside the U.S.  During the Third Quarter, we opened 28 new stores and closed three.  During the fourth quarter of fiscal 2008, we anticipate opening approximately 37 additional retail stores globally.  This growth will be almost exclusively related to our FOSSIL full price accessory concept with more stores to be opened in international markets as compared to the U.S. market.

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

Gross Profit.    Gross profit of $224.2 million in the Third Quarter represents an increase of 19.9% over the $187.0 million in the Prior Year Quarter.  Gross profit margin increased by 260 basis points to 54.7% in the Third Quarter compared to 52.1% in the Prior Year Quarter.

The increased gross profit margin was primarily the result of an increase in the sales mix of higher margin direct to consumer segment sales.  This increase from our direct to consumer segment includes a 600 basis point increase in outlet store gross profit margins and an increase in the number of full price accessory stores open as compared to the Prior Year Quarter.  Additionally, our ongoing initiative to reduce product cost and decrease the proportion of lower margin product within our assortments contributed to the overall increase in gross profit margin.  Gross profit margin also increased approximately 60 basis points as a result of the weaker average U.S. dollar during the Third Quarter.  Partially offsetting these increases in gross profit margin for the Third Quarter was an increase in the sales mix of lower margin shipments to third-party distributors.  For the Year To Date Period gross profit margin increased 350 basis points to 54.4% compared to 50.9% in the Prior Year YTD Period.  The gross profit margin was impacted by factors similar to those experienced during the Third Quarter and included an approximate 150 basis point improvement relating to the weaker U.S. dollar.  Given the recent strengthening of the U.S. dollar in comparison to most of the other global market major currencies we operate in, we do expect to see some reduction in our fiscal 2008 fourth quarter gross profit margins in comparison to our Third Quarter gross profit margin, excluding the impact of sales mix.

Operating Expenses.   Total operating expenses in the Third Quarter increased by $21.9 million in comparison to the Prior Year Quarter to $160.4 million.  Operating expenses include $2.8 million related to the translation of foreign-based expenses as a result of the weaker average U.S. dollar during the Third Quarter.  As a percentage of net sales, operating expenses increased 50 basis points in the Third Quarter to 39.1% compared to 38.6% in the Prior Year Quarter.  Operating expenses in the Prior Year Quarter included approximately $3.0 million related to expenses associated with our equity grant review.  Excluding the impact of currency translation and expenses associated with our prior year equity grant review, the increase in operating expenses was principally driven by increased expenses associated with retail store growth in our direct to consumer segment and increases to support higher levels of sales.  Direct to consumer operating expenses, as a percentage of direct to consumer net sales, increased to 62.1% in the Third Quarter compared to 55.5% in the Prior Year Quarter, resulting in approximately $5.0 million in additional operating expenses, including approximately $1.1 million related to provisions made for store impairment.  For the Year To Date Period, operating expenses as a percentage of net sales increased to 41.2% compared to 40.2% in the Prior Year YTD Period and included approximately $17.1 million related to the translation impact of foreign-based expenses due to a weaker U.S. dollar and approximately $18.7 million related to our retail store growth and associated infrastructure.  The Prior Year YTD Period included approximately $13.0 million of expenses related to our equity grant review.

The following table sets forth operating expenses on a segment basis and the relative percentage of operating expenses to net sales for each segment for the periods indicated (in millions, except for percentage data):

	Amounts		Percentage of Net Sales
	For the 13 Weeks Ended		For the 13 Weeks Ended
	October 4, 2008	October 6, 2007	October 4, 2008	October 6, 2007
Europe wholesale	$46.1	$36.5	34.0%	30.3%
Other international wholesale	19.9	16.4	27.6%	28.0%
United States wholesale (1)	47.3	51.2	37.4%	43.6%
Direct to consumer	47.1	34.4	62.1%	55.5%
Total	$160.4	$138.5	39.1%	38.6%

	Amounts		Percentage of Net Sales
	For the 39 Weeks Ended		For the 39 Weeks Ended
	October 4, 2008	October 6, 2007	October 4, 2008	October 6, 2007
Europe wholesale	$134.0	$106.8	35.1%	33.3%
Other international wholesale	55.9	46.2	27.0%	28.3%
United States wholesale (1)	144.8	148.2	43.9%	46.2%
Direct to consumer	126.3	88.3	63.1%	53.7%
Total	$461.0	$389.5	41.2%	40.2%

(1) Certain corporate costs not allocated to individual operating segments for management reporting purposes and intercompany eliminations for specific income statement items are reflected in the United States wholesale segment.  In the Prior Year Quarter and the Prior Year YTD Period, the United States wholesale segment included approximately $3.0 million and $13.0 million, respectively, related to our equity grant review.

Operating Income.  Operating income increased by 31.5% for the Third Quarter to 15.6% of net sales compared to 13.5% of net sales in the Prior Year Quarter as a result of increased gross profit margin partially offset by decreased operating expense leverage.  Operating income was favorably impacted by approximately $3.4 million as a result of the translation of foreign-based sales and expenses into U.S. dollars.  During the Year To Date Period, operating profit margin increased to 13.2% compared to 10.7% in the Prior Year YTD Period.  Our operating income for the Year To Date Period included approximately $23.3 million of net currency gains related to the translation of foreign-based sales and expenses into U.S. dollars.

Other (Expense) Income - Net.  Other (expense) income increased unfavorably by $5.4 million and $11.6 million for the Third Quarter and Year To Date Period, respectively, in comparison to the prior year periods.  These increases were primarily driven by increased foreign currency transaction losses and, to a lesser extent, an increase in minority interest expense.  As the U.S. dollar significantly strengthened during September, we recognized currency losses related to our international subsidiaries’ foreign currency payable balances denominated in U.S. dollars.  Although we hedge a portion of our currency risk by utilizing forward contracts for certain subsidiaries with U.S. dollar denominated payables, primarily payables related to exposure to the Euro and British Pound, we have not historically entered into forward contracts for our smaller international subsidiaries due to the unpredictable nature of these subsidiaries’ cash flows.  As a result, the strengthening of the U.S. dollar from the end of the second quarter of fiscal 2008 resulted in significant market-to-market losses being recorded in many of our non-Euro and British Pound-based subsidiaries.

Provision For Income Taxes.  Our income tax expense for the Third Quarter and Prior Year Quarter was $23.2 million and $19.2 million, respectively, resulting in an effective income tax rate of 38.8% and 38.7%, respectively.  Income tax expense was $47.3 million for the Year To Date Period, resulting in an effective rate of 33.9%. For the comparable Prior Year YTD Period, income tax expense was $36.6 million, resulting in an effective rate of 34.3%.  The effective tax rates for both periods reflect the recognition of unrecognized tax benefits due to audit settlements in both periods.  We estimate that our tax rate for the fourth quarter of fiscal year 2008 will approximate 37%, excluding any discrete events.

Net Income.  Third Quarter net income increased by 19.8% to $36.5 million, or $0.54 per diluted share, compared to $30.5 million, or $0.43 per diluted share, in the Prior Year Quarter.  Diluted earnings per share for the Third Quarter were not impacted by foreign currency gains or losses as foreign currency translation gains included in operating income were offset by foreign currency transaction losses in other (expense) income.  Net income of $91.8 million, or $1.33 per diluted share, for the Year To Date Period represents a 30.9% increase compared to the $70.2 million, or $1.00 per diluted share, earned during the comparable prior year period.  In comparison to the prior year period, net income for the Year To Date Period includes net foreign currency gains of $0.14 per diluted share.

Common Stock Repurchase Program.  During fiscal year 2007, our Board of Directors approved a stock repurchase program (the “2007 Repurchase Program”), pursuant to which up to 2,000,000 shares of our common stock may be repurchased.  In the second quarter of fiscal 2008, our Board of Directors approved an additional stock repurchase program (the “2008 Repurchase Program”), pursuant to which up to an additional 2,000,000 shares of our common stock may be repurchased.  During the Year to Date Period, we have repurchased and retired 1,638,738 and 1,394,800 shares of our common stock under the 2007 Repurchase Program and the 2008 Repurchase Program, respectively, for an average price per share of $33.50 and $28.67, respectively.  The 2007 Repurchase Program was completed during the second quarter of fiscal 2008 and the total cost of repurchases during the Year To Date Period was approximately $54.9 million.  This amount was in addition to the $15.9 million spent in fiscal 2007 in acquiring 361,262 shares under this program.  Total repurchases for the Year To Date Period under the 2008 Repurchase Program were approximately $40.0 million.  The 2008 Repurchase Program is being conducted pursuant to Rule 10b-18 of the Exchange Act and is expected to be completed in the fourth quarter of fiscal year 2008.  As a result of these stock repurchase programs, the excess of the aggregate purchase price over the aggregate par value of the shares repurchased has been allocated between additional paid in capital and retained earnings, resulting in an approximate $79.4 million reduction in retained earnings during the Year To Date Period.

2008 Net Sales and Earnings Estimates.  As we continue to grow our retail store base, sales from our direct to consumer segment increase as a percentage of our total sales mix, benefiting our profitability in the fourth quarter, generally at the expense of the first and second quarter when, due to seasonality, it is more difficult to leverage retail expenses against retail store sales.  Our current net sales and earnings per share guidance takes into effect the most recent strengthening of the U.S. dollar.  As a result, we are currently estimating reported net sales for the fourth quarter of fiscal 2008 to increase 5% to 6%, with constant dollar sales growth in the 10% to 12% range.  We estimate fourth quarter reported diluted earnings per share of $0.70, $0.91 per diluted share on a constant dollar basis, in comparison to 2007 fourth quarter diluted earnings per share of $0.75.

Liquidity and Capital Resources

Historically, our general business operations have not required substantial cash during the first several months of our fiscal year. Generally, starting in the second quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our cash and cash equivalent balances as of the end of the Third Quarter amounted to $117.8 million in comparison to $184.8 million at the end of the Prior Year Quarter and $255.2 million at the end of fiscal year 2007.

The $137.4 million decrease in cash and cash equivalents since the end of fiscal year 2007 is primarily related to $94.9 million of common stock repurchases, $38.9 million of capital expenditures and $13.4 million increase in intangible and other assets, partially off set by a favorable impact on cash balances resulting from foreign exchange rate translations of $10.7 million.  Net cash from operating activities of $18.4 million was primarily related to net income of $91.8 million and favorable non-cash activities of $37.5 million, offset by $111.0 million in unfavorable changes in working capital.  The unfavorable change in working capital was primarily related to increased inventory and a decrease in accrued expenses of $87.1 million and $19.2 million, respectively.

Accounts receivable increased to $229.3 million at the end of the Third Quarter compared to $203.4 million at the end of the Prior Year Quarter.  Day’s sales outstanding for the Third Quarter was 51 days, which decreased from 52 days in the Prior Year Quarter primarily driven by an increase in sales mix from our direct to consumer segment.  Inventory at quarter-end was $331.6 million, representing an increase of 24.6% from the Prior Year Quarter inventory balance of $266.2 million and included a $12 million increase in inventory in-transit and $4.1 million of inventory related to an additional net 63 retail stores being opened since the end of the Prior Year Quarter. During the Prior Year Quarter, our inventory balance declined by 1.4% while net sales increased by 19.6%. Inventory balances at the end of the Prior Year Quarter were impacted by factory delays on key styles that resulted in lower levels of in-transit inventories in comparison to the Third Quarter.

At the end of the Third Quarter, we had working capital of $527.2 million compared to working capital of $491.0 million at the end of the Prior Year Quarter and approximately $4.5 million of outstanding short-term borrowings, primarily related to our Japanese revolving line of credit.  We had no outstanding borrowings under our U.S. credit facilities at the end of the Third Quarter.  Borrowings under our $100 million U.S. Short-Term Revolving Credit Facility bear interest, at our option, at (i) the lesser of (a) the prime rate (5.0% at the end of the Third Quarter) less 1% or 3% or (b) the maximum rate allowed by law or (ii) London Interbank Offer Rate (“LIBOR”) base rate (4.11% at the end of the Third Quarter) plus one-half percent. The U.S. credit facility is secured by 65% of the issued and outstanding shares of certain of our subsidiaries pursuant to a Stock Pledge Agreement. The U.S. credit facility requires the maintenance of net worth, quarterly income, working capital and certain financial ratios. Available borrowings under our U.S. credit facility are reduced by amounts outstanding related to open letters of credit.  We also maintain a 400 million Yen short-term credit facility in Japan, bearing interest based upon the Euroyen rate (approximately 1.86% at the end of the Third Quarter). Our revolving short-term credit facilities in the United States and Japan renew each year in November and June, respectively.  At the end of the Third Quarter, we had combined available borrowings of approximately $58.4 million relating to these facilities and we were in compliance with all debt covenants.

At the end of the Third Quarter, our wholly-owned subsidiary, Fossil Group Europe, Gmbh (“FGE”), had outstanding long-term borrowings, in the form of a term note, of $3.6 million.  This note has a variable interest term with an interest rate at the end of the Third Quarter of 3.25% with interest payments due quarterly.  This note requires minimum principal payments of 100,000 Swiss Francs each year with no stated maturity and no penalties for early termination.

We believe that cash flow from operations combined with existing cash on hand will be sufficient to fund our working capital needs for the next twelve months.  We also have access to amounts available under our credit facilities should additional funds be required.

Forward-Looking Statements

The statements contained and incorporated by reference in this Quarterly Report on Form 10-Q that are not historical facts, including, but not limited to, statements regarding our expected financial position, results of operations, business and financing plans found in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk,” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. The words “may,” “believes,” “expects,” “plans,” “intends,” “estimates,” “anticipates” and similar expressions identify forward-looking statements. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: the effect of worldwide economic conditions; significant changes in consumer spending patterns or preferences; acts of war or acts of terrorism; changes in foreign currency valuations in relation to the U.S. dollar; lower levels of consumer spending resulting from a general economic downturn or generally reduced shopping activity caused by public safety or consumer confidence concerns; the performance of our products within the prevailing retail environment; customer acceptance of both new designs and newly-introduced product lines; financial difficulties encountered by customers; the effects of vigorous competition in the markets in which we operate; the integration of the organizations and operations of any acquired businesses into our existing organization and operations; the termination or non-renewal of material licenses, foreign operations and manufacturing; changes in the costs of materials, labor and advertising; government regulation; our ability to secure and protect trademarks and other intellectual property rights; and the outcome of current and possible future litigation.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a multinational enterprise, we are exposed to changes in foreign currency exchange rates. Our most significant foreign currency risks relate to the Euro, British Pound, Swiss Franc and, to a lesser extent the Australian Dollar, Canadian Dollar, Japanese Yen, Mexican Peso, Malaysian Ringitt and Singapore Dollar, as compared to the U.S. dollar. Due to our vertical nature whereby a significant portion of goods are sourced from our owned facilities, the foreign currency risks relate primarily to the necessary current settlement of intercompany inventory transactions.  We employ a variety of operating practices to manage these market risks relative to foreign currency exchange rate changes and, where deemed appropriate, utilize foreign currency forward contracts.  These operating practices include, among others, our ability to convert foreign currency into U.S. dollars at spot rates and to maintain U.S. dollar pricing relative to sales of our products to certain distributors located outside the U.S.  The use of foreign currency forward contracts allows us to offset exposure to rate fluctuations because the gains or losses incurred on the derivative instruments will offset, in whole or in part, losses or gains on the underlying foreign currency exposure.  We use derivative instruments only for risk management purposes and do not use them for speculation or for trading. There were no significant changes in how we managed foreign currency transactional exposure in the Third Quarter and we do not anticipate any significant changes in such exposures or in the strategies we employ to manage such exposure in the near future.

At the end of the Third Quarter, we had outstanding foreign exchange contracts to sell 87.1 million Euro for approximately $127.0 million, expiring through December 2009, approximately 10.0 million British Pounds for $19.9 million, expiring through April 2009 and approximately 6.2 million Australian Dollars for $5.7 million, expiring February 2009. If we were to settle our Euro, British Pound and Australian Dollar-based contracts at the reporting date, the net result would be a net gain of approximately $5.9 million, net of taxes. Exclusive of these outstanding foreign exchange contracts or other operating or financing activities that may be employed by us, a measurement of the unfavorable impact of a 10 percent change in the Euro, British Pound and Swiss Franc as compared to the U.S. dollar on our operating profits and stockholders’ equity is presented in the following paragraph.

At the end of the Third Quarter, a 10 percent unfavorable change in the U.S. dollar strengthening against the Euro, British Pound, and Swiss Franc involving balance sheet transactional exposures would have reduced net pre-tax income by $9.6 million. The translation of the balance sheets of our European, United Kingdom and Switzerland-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. At the end of the Third Quarter, a 10 percent unfavorable change in the exchange rate of the U.S. dollar strengthening against the Euro, British Pound and Swiss Franc would have reduced consolidated stockholders’ equity by approximately $20.9 million. In our view, the risks associated with exchange rate changes in other currencies to which we have exposure are not material, and these hypothetical losses resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position, results of operations or cash flows.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls and procedures were effective at the reasonable assurance level as of October 4, 2008.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the Third Quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Three shareholder derivative lawsuits have been filed in the United States District Court for the Northern District of Texas, Dallas Division, naming us as a nominal defendant and naming all of our then current directors and certain of our current and former officers and directors as defendants.  The first suit, captioned City of Pontiac Policeman’s and Fireman’s Retirement System, derivatively on behalf of Fossil, Inc. v. Tom Kartsotis, Kosta N. Kartsotis, Michael L. Kovar, Michael W. Barnes, Mark D. Quick, Randy S. Kercho, Jal S. Shroff, Randy S. Hyne, Thomas R. Tunnel, Richard H. Gundy, Kenneth W. Anderson, Andrea Camerana, Alan J. Gold, Michael Steinberg, Donald J. Stone and Cadence Wang (Cause No. 3-06CV1672-P), was filed on September 13, 2006.  The second suit, captioned Robert B. Minich, derivatively on behalf of Fossil, Inc. v. Tom Karstotis, Kosta N. Kartsotis, Michael L. Kovar, Michael W. Barnes, Mark D. Quick, Randy S. Kercho, Jal S. Shroff, Randy S. Hyne, Thomas R. Tunnel, Richard H. Gundy, Kenneth W. Anderson, Andrea Camerana, Alan J. Gold, Michael Steinberg, Donald J. Stone and Cadence Wang (Cause No. 3-06CV1977-M), was filed on October 26, 2006.  The third suit, captioned Robert Neel, derivatively on behalf of Fossil, Inc. v. Michael W. Barnes, Richard H. Gundy, Randy S. Kercho, Mark D. Quick, Tom Kartsotis, Kosta N. Kartsotis, Jal S. Shroff, T.R. Tunnell, Michael L. Kovar, Donald J. Stone, Kenneth W. Anderson, Alan J. Gold, Michael Steinberg, and Fossil, Inc. (Cause No. 3-06CV2264-G), was filed on December 8, 2006. The complaints allege purported violations of federal securities laws and state law claims for breach of fiduciary duty, abuse of control, constructive fraud, corporate waste, unjust enrichment and gross mismanagement in connection with certain stock option grants made by us. Plaintiffs seek (i) an unspecified amount of money damages for all losses and damages suffered as a result of the acts alleged in the complaint; (ii) for defendants to account for all damages caused by them and all profits and special benefits obtained as a result of the alleged unlawful conduct; (iii) actions to reform and improve Company corporate governance and internal control procedures; (iv) the ordering of the imposition of a constructive trust over the defendants’ stock options and proceeds derived therefrom; and (v) punitive damages.  We intend to assert a vigorous defense to the litigation.  The ultimate liability with respect to these claims cannot be determined at this time; however, we do not expect this matter to have a material impact on our financial position, operations or liquidity.

There are no other legal proceedings to which we are a party or to which our properties are subject, other than routine litigation incident to our business, which is not material to our consolidated financial condition, results of operations or cash flows.

Item 1A.  Risk Factors

During the Third Quarter, there were no material changes to the Risk Factors disclosed in “Part I, Item 1A” of our annual report on Form 10-K for the fiscal year ended January 5, 2008, except as noted below.

Access to suppliers that are not Fossil subsidiaries is not guaranteed because we do not maintain long-term contracts but instead rely on long-standing business relationships, which may not continue in the future.

The majority of our watch products are currently assembled to our specifications by our majority owned entities in Asia and Switzerland with the remainder assembled by unrelated entities.  Certain of our other products are currently manufactured to our specifications by independent manufacturers in international locations, including China, Hong Kong, Italy, Korea, Mexico and Taiwan.  We have no long-term contracts with these independent manufacturing sources and compete with other companies for production facilities.  All transactions between us and our independent manufacturing sources are conducted on the basis of purchase orders. Our future success will depend upon our ability to maintain close relationships with our current suppliers and to develop long-term relationships with other suppliers that satisfy our requirements for price, quality and production flexibility.  Our ability to establish new manufacturing relationships involves numerous uncertainties, including those relating to payment terms, costs of manufacturing, adequacy of manufacturing capacity, quality control and timeliness of delivery.  Any failure by us to maintain long-term relationships with our current suppliers or to develop relationships with other suppliers could have a material adverse effect on our ability to manufacture and distribute our products.

Our organizational documents contain anti-takeover provisions that could discourage a proposal for a takeover.

Our certificate of incorporation and bylaws, as well as the General Corporation Law of the State of Delaware, contain provisions that may have the effect of discouraging a proposal for a takeover.  These include a provision in our certificate of incorporation authorizing the issuance of “blank check” preferred stock, the division of our Board of Directors into three classes to be elected on a staggered basis, one class each year, provisions in our bylaws establishing advance notice procedures with respect to certain stockholder proposals, and a provision stating that directors may be removed by the stockholders only for cause.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 6, 2008 through August 5, 2008	449,800	$26.88	449,800	1,280,200 shares
August 6, 2008 through September 5, 2008	315,000	$29.88	315,000	965,200 shares
September 6, 2008 through October 4, 2008	360,000	$28.37	360,000	605,200 shares
Total	1,124,800	$28.20	1,124,800	605,200 shares

(1) On June 11, 2008, we announced a repurchase plan (the “Plan”), which was effective on June 11, 2008.  Under the Plan, we may repurchase shares on any Monday or Tuesday, either in the open market or through private transactions.  The Plan will terminate on December 1, 2008, or upon the purchase of an aggregate of 2,000,000 shares of our common stock, whichever should occur first.

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

3.3	Second Amended and Restated Bylaws of Fossil, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 8-K filed on September 4, 2008).

10.1

Sixth Amendment to Loan Agreement, by and among Wells Fargo Bank, National Association, a national banking association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc., Arrow Merchandising, Inc. and Fossil Holdings, LLC, effective as of September 19, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on September 23, 2008).

10.2

Fourth Amended and Restated Revolving Line of Credit Note, by and between Fossil Partners, L.P. and Wells Fargo Bank, National Association, a national banking association, dated September 19, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed on September 23, 2008).

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

FOSSIL, INC.

Date: November 13, 2008	/s/ Mike L. Kovar
Mike L. Kovar
Executive Vice President, Chief Financial Officer and Treasurer
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

3.3	Second Amended and Restated Bylaws of Fossil, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 8-K filed on September 4, 2008).

10.1

Sixth Amendment to Loan Agreement, by and among Wells Fargo Bank, National Association, a national banking association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc., Arrow Merchandising, Inc. and Fossil Holdings, LLC, effective as of September 19, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on September 23, 2008).

10.2

Fourth Amended and Restated Revolving Line of Credit Note, by and between Fossil Partners, L.P. and Wells Fargo Bank, National Association, a national banking association, dated September 19, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed on September 23, 2008).

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