Form 10-K
period 2009-01-03
FOSSIL INC
filed 2009-03-04
CIK 883569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 3, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-19848

FOSSIL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2018505 (I.R.S. Employer Identification No.)
2280 N. Greenville Avenue Richardson, Texas (Address of principal executive offices)	75082 (Zip Code)

Registrant's telephone number, including area code: (972) 234-2525

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	NASDAQ Global Select Market

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of Common Stock, $0.01 par value per share (the "Common Stock"), held by nonaffiliates of the registrant, based on the last sale price of the Common Stock as reported by the NASDAQ Global Select Market on July 3, 2008, was $1,286,282,183. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

         As of February 27, 2009, 66,545,890 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's proxy statement to be furnished to shareholders in connection with its 2009 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

FOSSIL, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 3, 2009
INDEX

        In this Form 10-K, references to "we," "our," and the "Company" refer to Fossil, Inc. and its subsidiaries on a consolidated basis.

 PART I

Item 1.    Business

General

        We are a global design, marketing and distribution company that specializes in consumer fashion accessories. Our principal offerings include an extensive line of men's and women's fashion watches and jewelry sold under proprietary and licensed brands, handbags, small leather goods, belts, sunglasses, footwear, cold weather accessories and apparel. In the watch and jewelry product category, we have a diverse portfolio of globally recognized owned and licensed brand names under which our products are marketed. Our products are distributed globally through various distribution channels including wholesale, export and direct to the consumer at varying price points to service the needs of our customers, whether they are value conscious or luxury oriented. Based on our extensive range of accessory products, brands, distribution channels and price points, we are able to target style-conscious consumers across a wide age spectrum on a global basis.

        Domestically, we sell our products through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, owned retail and factory outlet stores, mass market stores, owned and affiliate internet sites and through our FOSSIL® catalog. Our broadly based wholesale customer base includes retailers such as Neiman Marcus, Nordstrom, Macy's, Dillard's, JCPenney, Kohl's, Sears, Wal-Mart and Target. We also sell our products in the United States through a network of company-owned stores, which included 125 retail stores located in premier retail sites and 74 outlet stores located in major outlet malls as of January 3, 2009. In addition, we offer an extensive collection of our FOSSIL brand products through our catalog and at our web site, www.fossil.com, as well as proprietary and licensed watch and jewelry brands through other managed and affiliate websites.

        Internationally, our products are sold to department stores, specialty retail stores, and specialty watch and jewelry stores in over 100 countries worldwide through 23 company-owned foreign sales subsidiaries and through a network of 59 independent distributors. Our products are distributed in Africa, Asia, Australia, Europe, Central and South America, Canada, the Caribbean, Mexico, and the Middle East. Our products are offered on airlines, cruise ships, internationally-owned websites and in international company-owned retail stores, which included 104 accessory retail stores, 13 multi-brand stores and 8 outlet stores in select international markets as of January 3, 2009. Additionally, our products are sold through independently-owned and franchised FOSSIL retail stores and kiosks in certain international markets.

        We are a Delaware corporation formed in 1991 and are the successor to a Texas corporation formed in 1984. In 1993, we completed an initial public offering of 13,972,500 shares of our common stock, as adjusted for four three-for-two stock splits to date. Domestically, we conduct a majority of our operations through Fossil Partners, L.P., a Texas limited partnership formed in 1994 of which we are the sole general partner. We also conduct operations domestically and in certain international markets through various owned subsidiaries. Our principal executive offices are located at 2280 N. Greenville Avenue, Richardson, Texas 75082, and our telephone number at such address is (972) 234-2525. Our European headquarters is located in Basel, Switzerland. Our common stock is traded on the NASDAQ Global Select Market under the trading symbol FOSL. We make available free of charge through our website at www.fossil.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports. You may also obtain any materials we file with, or furnish to, the SEC on its website at www.sec.gov.

Business segments

        Our operations and financial reporting are primarily divided into five distinct segments that include the United States wholesale segment, the Europe wholesale segment, the other international wholesale segment, our direct to consumer segment, which includes our company-owned retail stores, our catalog and e-commerce activities and Corporate. Within the wholesale segments of our business we generally sell to retailers in those countries in which we have a physical presence as well as to distributors in countries where we do not have a physical presence. Except to the extent that differences between operating segments are material to an understanding of our business taken as a whole, the description of our business in this report is presented on a consolidated basis. For financial information about our operating segments and geographic areas, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Part II, Item 7 and Note 14—Major Customer, Segment and Geographical Information to our Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Business strengths

        We believe that we have several business strengths which allow us to differentiate ourselves and execute our key operating and financial goals. These business strengths include:

        Brand Strength.    We believe a brand's image, individuality, consistency and connection with its customers is paramount in building and sustaining the brand. We believe that our FOSSIL brand name is recognized on a global basis for vintage-inspired products for the aspirational individual. The FOSSIL brand has scaled from its origin as a watch brand to encompass other accessory categories, including handbags, belts, small leather goods, jewelry and sunglasses, apparel and a beginning emergence in footwear. We believe the FOSSIL brand is one of our most valuable assets, serves as a foundational piece of our business and remains very scalable across product lines, geographic areas and distribution channels. Since our inception in 1984, we have continued to develop, acquire or license other nationally or internationally recognized brand names, such as ADIDAS®, BURBERRY®, DIESEL®, DKNY®, EMPORIO ARMANI®, MARC BY MARC JACOBS™, MICHELE®, MICHAEL Michael Kors®, RELIC® and ZODIAC®, in order to appeal to a wide range of consumers. Our industry is highly competitive and subject to changing preferences in style, taste and price points. The success of our business model depends upon offering a wide range of branded products that appeal to the various tastes and fashion preferences of our customers. We must also maintain the relevance of these products by continually anticipating customer needs and desires as they relate to both the brands and categories of product we offer. We have teams of designers and product specialists assigned to each of the brands we offer. The objectives of these designers and brand specialists are to immerse themselves in their assigned brand and product area, identify their customers' preferences, interpret global fashion trends and develop style-right offerings to generate volume purchasing. By owning the vast majority of our global distribution we are also able to create and execute both consistent pricing strategies and brand image presentations that protect and enhance our proprietary brands and those of our licensors.

        Licensing Strength.    Since 1997, we have attracted highly recognized and respected brand names to license within our watch portfolio. We believe we attract such quality brands due to our ability to provide them with access to our global design, production, distribution and marketing infrastructure. As a result of our vertical integration we, unlike many of our competitors, can offer an integrated solution to launch or increase an accessory category presence on a worldwide basis in a consistent, timely and focused manner. Our licensing relationships are exclusive to us and the licensors, which substantially removes certain risks to the licensor associated with dealing with multiple licensees in different geographic regions. Additionally, in order to develop a broader relationship and maintain brand consistency across the accessory categories, we have broadened our infrastructure, allowing us to expand our licensing activities to products beyond the watch category, including our EMPORIO ARMANI, DKNY and DIESEL jewelry product lines.

        Breadth of Brands & Price Points.    Through the multiple brands we distribute, we have developed a broad spectrum of retail price points. Within our watch collections, retail price points vary from approximately $9 in the mass market channel up to retail price points of $3,000 in the luxury distribution channel. The breadth of our brands allows us to anchor a brand to a given price point range and distribution channel, thereby maintaining a consistent brand image while focusing on the quality/value relationship important to the customer and not diluting the brand through overlapping distribution channels. The breadth of price points allows us to cater to various age and income groups while continuing to participate in sales consistently, regardless of a shift in income or the price/value preferences of our customers.

        International Penetration.    Since our initial public offering in 1993, we have continued to extend our reach beyond the United States by forming and acquiring internationally-based subsidiaries, licensing and developing internationally recognized brands and investing in the growth of our business within the major countries of the world. For fiscal year 2008, 63% of our wholesale net sales and 56% of our total net sales were generated outside of the United States.

        Breadth of Distribution Channels.    Our products are sold through multiple distribution channels including department stores, specialty retail stores, specialty watch and jewelry stores, mass market stores, sport stores, cruise ships, airlines, owned-retail, licensed and franchised FOSSIL stores, business to business, the Internet and our catalog. As we continue to expand our presence in existing distribution channels and add new distribution channels, as well as develop new product lines and expand our geographic reach, our revenues become less dependent on any one product, brand, distribution channel or geographic region. Our owned-retail, Internet and catalog venues allow us to enhance the related brand image by offering a targeted message to the customer, showcasing the array of product availability, influencing the merchandising and presentation of the products and testing new product introductions.

        In-house Creative Team.    Since our inception, we have developed a talented pool of creative individuals who design our products, packaging, graphics, presentation displays and marketing materials, allowing us to deliver a unique and cohesive style and image for each of our brands. We believe our emphasis on constant innovation and distinctive design has made us a leader in the branded accessory category. The breadth of talent and vertical integration of our design teams allows us to minimize the need for outside creative talent and advertising agencies, which results in savings to us.

        International Sourcing.    The vast majority of our products are sourced internationally. Most watch product sourcing from Asia is coordinated through our Hong Kong subsidiary Fossil (East) Limited ("Fossil East"), which we acquired in 1993. During 2008, approximately 59% of our non-Swiss made watch production was assembled through wholly or majority owned factories. This vertical integration of our business allows for better flow of communication, consistent quality, product design protection and improved supply chain speed, while still allowing us to utilize non-owned production facilities for their unique capabilities and to cover production needs over internal capacities. Establishing our watch assembly facilities near the component manufacturers also allows us to operate a more efficient supply chain. We have also been successful in leveraging our jewelry production needs through our watch assembly factory infrastructure. Our other accessory and apparel products are purchased from third party manufacturers with whom we have long-standing relationships and we typically represent a meaningful portion of their businesses.

        Operating Cash Flow.    The Company has historically experienced strong operating cash flows, including $109.0 million in fiscal year 2008, and $389.4 million and $505.2 million over the past three years and five years, respectively. This strong cash flow has allowed us to operate at low debt levels while continually funding capital expenditures, acquisitions and common stock buy back programs.

        Information Systems.    Operating and managing a global public company requires sophisticated and reliable management information systems to assist in the planning, order processing, production and distribution functions and accounting of each relevant business. In 2003, we implemented a SAP Enterprise Resource Planning system and are continuing to roll this system out to our larger international subsidiaries. For many of our subsidiaries which do not currently demand the complexity of the SAP solution, we have implemented Microsoft's Dynamics Navision Enterprise Resource Planning System (Navision). Additionally, we upgraded our e-commerce platform to an IBM mainframe system which will allow us to leverage the success of our U.S.-based web business across many of the countries wherein we currently distribute. We have also implemented SAP's Retail Merchandise Planning to improve our ability to manage our growing owned-retail stores globally. We believe the implementation of these systems will allow us to gain better insight into our businesses in real-time on a global basis, assist us in meeting the needs of our customers in a professional and timely manner and provide a scalable infrastructure to accommodate further growth. Our company's products are principally distributed from two primary warehouses, one located in Texas, near our headquarters, and the other located in southern Germany. Both of these facilities utilize sophisticated automated material handling equipment and software designed to improve accuracy, speed and quality in our warehousing operations.

Growth Strategy

        In order to expand our global market share in a profitable manner, we continually establish and implement business initiatives that we believe will build brand equity, increase revenues and improve profitability. Our key operating and financial goals are as follows:

        Extend product categories of existing brands.    We continually introduce new accessory product categories within our existing proprietary and licensed brands to further leverage our branded portfolio. A recent example of this is our jewelry collections offered under the EMPORIO ARMANI, DKNY, DIESEL and FOSSIL brands, which were introduced after first establishing a market for the brands in watches. Additionally, we leveraged the FOSSIL brand name with the introduction in 2007 of cold weather accessories such as hats, gloves and scarves, and, in 2009, men's footwear. We also plan to introduce women's footwear in the Fall of 2009.

        Introduce new brands.    We have introduced new brands through the development or acquisition of proprietary brands and licensing agreements related to recognizable global fashion brands to attract a wide range of consumers with differing tastes and lifestyles. For example, our current portfolio of proprietary and licensed watch brands allows us to compete for market share from the luxury branded market to the mass market level. Most recently, in 2006, we licensed the ADIDAS brand to gain a greater market share of watches sold through sporting goods channels and to sports-minded consumers.

        Expand international business.    Since our initial public offering in 1993, international expansion has been a key driver in our long term growth strategy. We have continued to increase our penetration of the international market by building brand name recognition, broadening the selection of merchandise through existing distribution channels by introducing new products or brands, extending product categories under our existing portfolio of brands, purchasing former distributors to gain increased control over international businesses, establishing owned, franchised or licensed retail stores and entering new geographic markets through owned subsidiary or distributor relationships. For example, in 2005, we acquired our distributors in Taiwan and Sweden, and in 2006, we acquired the assets of our distributor in Mexico and formed a distribution subsidiary in Shanghai, China. In 2007, we also formed distribution subsidiaries in India and Korea.

        Leverage existing infrastructure.    We have built our design, marketing, assembly and distribution infrastructure to allow us to manage and grow our businesses. As we continue to develop additional products and brands and seek additional businesses and products to complement our existing product lines, we believe we will be able to leverage our infrastructure and continue to increase the efficiency of our operations.

        Expand retail locations.    Historically, we have expanded our company-owned retail and outlet locations. Distribution through our company-owned retail stores has allowed us to raise awareness of the FOSSIL brand and showcase a broad assortment of FOSSIL branded products in a warm and inviting atmosphere. Our FOSSIL retail stores, combined with our FOSSIL branded catalog and website, have continued to build brand equity, present a consistent brand image, influence the merchandising and presentation of our products at other retailers and have allowed us to test new product categories and designs. With the level of awareness we have achieved for the FOSSIL brand worldwide and the expansion of product categories offered under the brand, we have been able to accelerate our FOSSIL retail store growth. Of the 324 company-owned retail stores open as of January 3, 2009, 305 of these stores are FOSSIL branded stores. We plan to open 40 to 50 additional FOSSIL branded stores in 2009, depending upon available retail locations and lease terms that meet our requirements. The majority of these new store openings will be for our full price accessory concept outside of the U.S.

Operating strategy

        Fashion orientation and design innovation.    We are able to market our products to consumers with differing tastes and lifestyles by offering a wide range of brands and product categories at varying price points. We attempt to stay abreast of emerging fashion and lifestyle trends affecting accessories and apparel and we respond to these trends by making adjustments in our product lines several times each year. We differentiate our products from those of our competitors principally through innovations in fashion details, including variations in the treatment of dials, crystals, cases, straps and bracelets for our watches, and innovative treatments and details in our other accessories.

        Coordinated product promotion.    We coordinate in-house product design, packaging, advertising, our website and catalog and in-store presentations to more effectively and cohesively communicate to our target markets the themes and images associated with our brands. For example, many of our watch products and certain of our accessory products are packaged in metal tins decorated with designs consistent with our marketing strategy and product image. In certain parts of the world, we market our fashion accessory lines through the same distribution channels as our watch lines, using similar in-store presentations, graphics and packaging.

        Captive suppliers.    The two entities that assemble or source the majority of our Asia watch production volume are majority-owned by us. In addition, although we do not have long-term contracts with our unrelated accessory manufacturers in the Far East, we maintain long-term relationships with several manufacturers. These relationships have developed due to the number of years that we have been conducting business with and visiting the same manufacturers and because of the small amount of turnover in the employees of our manufacturers. We believe that we are able to exert significant operational control with regard to our principal watch assemblers because of our level of ownership. We believe that the relative size of our business with non-owned watch manufacturers and our accessory manufacturers gives us priority within their production schedules. Further, the manufacturers understand our quality standards, thereby allowing us to produce quality products and reduce the delivery time to market providing us the opportunity to improve overall operating margins.

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

        Centralized distribution.    We distribute substantially all of our products sold domestically and certain of our products sold in international markets from our warehouse and distribution centers located in Texas. In Europe, we distribute our products primarily through our warehouse and distribution center located in Germany. In Asia, we primarily distribute our products through distribution warehouses located in those countries where we maintain a physical presence. We believe our centralized distribution capabilities in the U.S. and Europe enable us to reduce inventory risk, increase flexibility in meeting the delivery requirements of our customers and maintain cost advantages as compared to our competitors.

Industry overview

Watch products

        We believe that the current market for watches generally can be divided into four segments. One segment of the market consists of fine watches characterized by internationally known brand names such as Audemars Piguet, Cartier, Omega, Patek Philippe, Piaget and Rolex. Watches offered in this segment are usually made of precious metals or stainless steel and may be set with precious gems. These watches are almost exclusively manufactured in Switzerland and are sold by trade jewelers and in the fine jewelry departments of better department stores and other purveyors of luxury goods at retail prices ranging from $1,500 to in excess of $20,000. A portion of our MICHELE line competes in this market. A second segment of the market consists of fine premium branded and designer watches produced in Switzerland and the Far East such as Gucci, Movado, Raymond Weil, Seiko, Tag Heuer and Tissot. These watches are sold at retail prices generally ranging from $150 to $1,500. Our BURBERRY, EMPORIO ARMANI, MARC BY MARC JACOBS, MICHELE and ZODIAC lines generally compete in this market segment. A third segment of the market consists of watches sold by mass marketers, which typically consist of digital and analog watches manufactured in the Far East. Well known brands in this segment include Armitron, Casio and Timex. Retail prices in this segment range from $5 to $60. We compete in this segment through our ALLUDE®, CHRISTIAN BENET®, CALLAWAY® and TROPHY lines as well through the design and production of private label watch products for Wal-Mart and Target.

        The fourth segment of the market consists of moderately priced watches characterized by contemporary fashion and well known fashion brand names. Moderately priced watches are typically produced in Japan, China or Hong Kong and are sold by department stores and specialty stores at retail prices ranging from $40 to $150. This market segment is targeted by us with our FOSSIL and RELIC lines and by our principal competitors, including the companies that market watches under the Anne Klein II, Guess?, Kenneth Cole and Swatch brand names, whose products attempt to reflect emerging fashion trends in accessories and apparel. Our DKNY, DIESEL, MARC BY MARC JACOBS and MICHAEL Michael Kors lines generally compete in this segment as well. We compete in the sports specialty area of this segment with our ADIDAS line of women's, men's and children's sport timepieces. We believe that consumers have increasingly come to regard branded fashion watches not only as time pieces but also as fashion accessories. This trend has historically resulted in consumers owning multiple watches that may differ significantly in terms of style, features and cost.

        Watches typically utilize either a mechanical or quartz-analog movement to maintain their time keeping function. Mechanical watches utilize intricate arrangements of wheels, jewels and winding and regulating mechanisms to keep time, while quartz-analog watches are precisely calibrated to the regular frequency of the vibration of a quartz crystal powered by a battery. Although quartz-analog movements typically maintain their time keeping functions more precisely than mechanical movements, mechanical movements are generally associated with high-end luxury timepieces.

Fashion accessories

        We believe that the fashion accessories market also includes an array of products such as small leather goods, handbags, belts, eyewear, neckwear, underwear, lounge wear, jewelry, gloves, hats, hosiery and socks. We believe that consumers are becoming more aware of accessories as fashion statements, and as a result, are purchasing brand name, quality items that complement other fashion items. These fashion accessory products are generally marketed through mass merchandisers, department stores and specialty shops, depending upon price and quality. Higher price point items include products offered by such fashion names as Louis Vuitton and Prada.

        Moderately priced fashion accessories are typically marketed in department stores and are characterized by contemporary fashion and well known brand names at reasonable price points, such as FOSSIL and RELIC. We currently offer small leather goods, handbags, belts, eyewear and cold weather apparel accessories for both men and women through department stores and specialty retailers in the moderate to upper-moderate price ranges. Our competitors in this market include companies such as Guess?, Nine West, Kenneth Cole and Liz Claiborne. In addition, we currently offer fashion jewelry sold under the DIESEL, DKNY, EMPORIO ARMANI and FOSSIL brands.

Apparel

        In 2000, we introduced a line of FOSSIL apparel that is distributed exclusively through company-owned retail stores, our FOSSIL website and through our FOSSIL catalog. Selling through company-owned distribution channels allows us to more effectively manage visual presentation, information feedback, inventory levels and operating returns. The apparel line is focused on the casual lifestyle of the savvy consumer who is youthful in their approach to life and is not tied to any one demographic or age. The apparel line consists primarily of jeans, tee shirts, and vintage-inspired fashion apparel. The suggested retail selling price of the apparel line is comparable to that of major competitors like American Eagle Outfitters and J. Crew. We have leveraged our existing graphic and store design infrastructure to create a unique, inviting and welcoming environment rich in details of design, product and merchandising to appeal to the consumers' sense of discovery.

Footwear

        In late 2008, we launched our line of FOSSIL men's footwear through our FOSSIL website. In addition to our website, we currently offer our men's line of footwear through certain company-owned retail stores and select third-party retailers. We plan to launch the FOSSIL women's footwear line in the Fall of 2009. Our footwear line consists of modern details and vintage inspiration crafted from full grain leather, nubuck, and suede. The footwear line includes sport sneakers, authentic casuals and dress classics with a modern touch for men and will include fashionable flats, heels, wedges, and boots for women. The competitors for our men's footwear line include Cole Haan, Johnson & Murphy, Lacoste and Kenneth Cole. We anticipate that the competitors for our women's footwear line will include Frye, Coach and Lucky Brand.

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

	Fiscal Year Ended
	2008		2007		2006
	Dollars	% Growth	Dollars	% Growth	Dollars
Net Sales (dollars in thousands)
Wholesale
Proprietary	$689.7	6.6%	$646.8	11.4%	$580.6
Licensed	500.2	10.4%	453.2	34.0%	338.2
Other	84.0	8.1%	77.7	4.4%	74.4

	1,273.9	8.2%	1,177.7	18.6%	993.2
Direct to consumer
Proprietary	254.7	23.9%	205.5	12.9%	182.1
Licensed	42.0	7.7%	39.0	29.1%	30.2
Other	12.6	16.7%	10.8	27.1%	8.5

	309.3	21.2%	255.3	15.6%	220.8
Total
Proprietary	944.4	10.8%	852.3	11.7%	762.7
Licensed	542.2	10.2%	492.2	33.6%	368.4
Other	96.6	9.2%	88.5	6.8%	82.9

	$1,583.2	10.5%	$1,433.0	18.0%	$1,214.0

Watch products

        We offer an extensive line of fashion watches under our proprietary brands and, pursuant to license agreements, under some of the most prestigious brands in the world. Sales of watches for fiscal years 2008, 2007 and 2006 accounted for approximately 66.9%, 67.2% and 65.3%, respectively, of our consolidated net sales.

        Proprietary brands.    The following table sets forth certain information with respect to certain of our owned-brand watches:

Brand	Suggested Price Point Range	Distribution Channels
FOSSIL	$65 – 195	Major domestic department stores (Macy's, Dillard's, Belk, Nordstrom and Bloomingdales), U.S. specialty retailers (PacSun and the Buckle), major European department stores (Karstadt, Debenhams, and Harrod's), major European specialty stores (H. Samuel and Christ), Canadian department stores (Hudson Bay and Sears), Australian department stores (Myers and Grace Brothers), www.fossil.com and other internationally-owned websites, our catalog and company-owned stores
MICHELE	$345 – 2,995	Selective department stores (Neiman Marcus, Saks Fifth Avenue, Bloomingdales and Nordstrom), watch specialty stores, jewelry stores and www.michele.com
RELIC	$45 – 130	Major domestic retailers (JCPenney, Kohl's, Mervyn's and Sears)
ZODIAC	$175 – 695	Better department stores, watch specialty stores, jewelry stores worldwide and www.zodiacwatches.com

        Licensed brands.    We have entered into multi-year, worldwide exclusive license agreements for the manufacture, distribution and sale of watches bearing the brand names of certain globally recognized fashion companies. The following table sets forth specific information with respect to certain of our licensed watch products:

Brand	Suggested Price Point Range	Expiration Date	Distribution Channels
ADIDAS	$35 – 195	12/31/2012	Major department stores, major sports stores, specialty retailers, jewelry stores and Adidas stores worldwide
BURBERRY	$295 – 1,995	12/31/2012	Better department stores, specialty retailers, duty free stores worldwide and Burberry boutiques worldwide
DIESEL	$85 – 675	12/31/2010	Better department stores, specialty retailers, Diesel boutiques worldwide and www.dieseltimeframes.com
DKNY	$75 – 275	12/31/2009	Major department stores, jewelry stores, specialty retailers, and DKNY retail stores worldwide
EMPORIO ARMANI	$175 – 495	12/31/2013	Major department stores, specialty retailers, major jewelry and watch stores, Emporio Armani boutiques worldwide, duty free stores worldwide and www.emporioarmani.com
MARC BY MARC JACOBS	$100 – 275	12/31/2010	Better department stores, specialty retailers and Marc by Marc Jacobs boutiques worldwide
MICHAEL Michael Kors	$110 – 450	12/31/2014	Better department stores, specialty retailers, jewelry stores, duty free stores worldwide and Michael Kors boutiques nationwide

        The continuation of our material license agreements is important to the growth of our watch business. The DKNY watch license expires on December 31, 2009 and we are in the later stages of negotiating a new long-term contract to continue our distribution of DKNY watches. In 2008, sales of our licensed-brand watches listed in the above table accounted for approximately 31% of our total net sales for all products. We have also entered into a number of license agreements for the sale of collectible watches. Under these agreements, we design and manufacture goods bearing the trademarks, trade names and logos of various entities and market these goods through our website and major department stores.

        Private label and other.    We design, market and arrange for the manufacture of watches and accessories on behalf of certain mass market retailers, companies and organizations as private label products or as premium and incentive items for use in various corporate events. Under these arrangements, we perform design and product development functions as well as act as a sourcing agent for our customers by contracting for and managing the manufacturing process, purchasing and inspecting the finished product and arranging for shipment. Participation in the private label and premium businesses provides us with certain advantages, including increased assembly volume, which may reduce the costs of assembling our other products, and the strengthening of business relationships with our manufacturing sources. These lines provide income to us while reducing inventory risks and certain other carrying costs. In certain countries, we have distribution rights for other brands not owned or licensed by us.

Fashion accessories

        In order to leverage our design and marketing expertise and our close relationships with our principal retail customers, primarily in the United States and Europe, we have developed a line of fashion accessories for both men and women, including handbags, belts, small leather goods, jewelry and sunglasses. During 2007, we launched a line of cold weather accessories including hats, gloves and scarves under the FOSSIL brand as well as a more aspirational, premium priced handbag collection under the Fossil FIFTY-FOUR® brand name. Our handbags are made of a variety of fine leathers and other materials that emphasize classic styles and incorporate a variety of creative designs. Our small leather goods are typically made of fine leathers or other man-made materials and include items such as mini-bags, coin purses, cosmetic bags and wallets. Our jewelry lines include earrings, necklaces, rings and bracelets marketed under the EMPORIO ARMANI, DIESEL, DKNY and FOSSIL brands. FOSSIL jewelry is offered in base metal, stainless steel or sterling silver with natural and synthetic materials. DIESEL brand jewelry generally is offered in sterling silver or stainless steel with natural and synthetic materials. EMPORIO ARMANI brand jewelry is generally made of sterling silver, semi-precious stones or 18K gold. Our DKNY brand jewelry is offered in primarily stainless steel with fashion accents. The sunglass line features optical quality lenses in both plastic and metal frames, with classic and fashion styling. Our cold weather accessories are made of a variety of blends consisting of natural yarns such as cotton, wool, angora, and alpaca, as well as man-made blends including acrylic, viscose, and nylon. We currently sell our fashion accessories through a number of our existing major department store and specialty retail store customers as well as our own retail stores, www.fossil.com, other internationally-owned websites and through our catalog operations. In the U.S. and certain international markets, we generally market our fashion accessory lines through the same distribution channels as our watches using similar in-store presentations, graphics and packaging. These fashion accessories are typically sold in locations adjacent to watch departments, which may lead to purchases by persons who are familiar with our watch brands. Sales of our accessory lines for fiscal years 2008, 2007 and 2006 accounted for approximately 33.1%, 32.8% and 34.7%, respectively, of our net sales.

        The following table sets forth certain information with respect to our fashion accessories:

Brand	Accessory Category	Suggested Price Point Range	Distribution Channel
FOSSIL	Handbags Small Leather Goods Belts Eyewear Cold Weather Footwear	$58 – 268 $14 – 88 $28 – 58 $34 – 75 $32 – 55 $20 – 198	Major domestic department stores (Dillard's, Macy's, Nordstrom and Belk), specialty retailers (the Buckle), major European stores (Karstadt, El Corte Ingles, Galeries Lafayette, Christ, Debenhams), company-owned stores, our catalog, www.fossil.com and other internationally-owned websites
FIFTY-FOUR	Handbags Small Leather Goods	$160 – 495 $55 – 135	Major domestic department stores, company-owned stores, our catalog, www.fossil.com and other internationally-owned websites
FOSSIL	Jewelry Accessory Jewelry	$10 – 145 $18 – 130

Company-owned stores, department and jewelry stores (in each case, primarily in Europe as well as the United States and other select international markets), our catalog, www.fossil.com and other internationally-owned websites

MICHELE	Hangbags Eyewear	$395 – 995 $175 – 1,250	Selective department stores and www.michele.com
EMPORIO ARMANI	Jewelry	$95 – 395	Major domestic and international department stores, specialty retailers, jewelry stores, Emporio Armani boutiques and www.emporioarmani.com
DIESEL	Jewelry	$50 – 179	Better department stores, domestic and international specialty retailers and Diesel retail stores worldwide
DKNY	Jewelry	$50 – 250	Major international department stores, specialty retailers, jewelry stores and DKNY boutiques
RELIC	Sunglasses Handbags Small Leather Goods Belts Cold Weather	$25 $34 – 50 $18 – 26 $18 – 26 $25 – 35	Major U.S. retailers (JCPenney, Kohl's and Sears)

        The EMPORIO ARMANI license agreement for jewelry expired on December 31, 2008. However, we currently have the right to continue to distribute EMPORIO ARMANI jewelry while we negotiate a new long-term contract.

Apparel

        The FOSSIL apparel collection is designed for both men and women and includes outerwear, tops, bottoms and tee shirts. The products' unique vintage-inspired style, packaging and graphics capture the energy and spirit of the FOSSIL brand. As of January 3, 2009, the FOSSIL apparel collection is offered through 33 company-owned stores located in leading malls and retail locations in the United States. The line is also available at www.fossil.com and through our catalog.

Footwear

        In late 2008, we launched a men's footwear line. We anticipate launching our women's footwear line in the Fall of 2009. The footwear line includes sport court sneakers, authentic casuals, dress classics and boots with a modern touch for men and will include fashionable flats, heels, wedges, and boots for women.

Licensed Eyewear

        Licensed eyewear.    We are party to a license agreement with the Safilo Group for the manufacture, marketing and sale of optical frames under the FOSSIL and RELIC brands in the United States and Canada, which provides us royalty income based on a percentage of net sales and is subject to certain guaranteed minimum royalties.

Design and development

        We believe one of our key strengths is our internal creative team. Our watch, accessory and apparel products are created and developed by our in-house design staff primarily located in Germany, Hong Kong, Switzerland and the U.S. When developing product under our various licensed brands, we often coordinate our efforts with our licensors' design teams to provide for a more fluid design approval process and to fully incorporate the image of the respective brand into the product. Product design ideas are drawn from various sources and are reviewed and modified by the design staff to ensure consistency with our existing product offerings and the themes and images associated with our brands. Senior management is actively involved in the design process.

        In order to respond effectively to changing consumer preferences, we attempt to stay abreast of emerging lifestyle and fashion trends affecting accessories and apparel. In addition, we attempt to take advantage of the constant flow of information from our customers regarding the retail performance of our products. We review weekly sales reports provided by a substantial number of our customers containing information with respect to sales and inventories by product category and style. Once a trend in the retail performance of a product category or style has been identified, the design and marketing staffs review their product design decisions to ensure that key features of successful products are incorporated into future designs. Other factors having an influence on the design process include the availability of components, the capabilities of the factories that will manufacture the products and the anticipated retail prices and profit margins for the products. Our creative teams have access to over 20 years of our company's product design archives and are kept up-to-date on all the various new components, hardware and materials that become available.

        We differentiate our products from those of our competitors principally by incorporating into our product designs innovations in fashion details, including variations in the treatment of dials, crystals, cases, straps and bracelets for our watches, and details and treatments in our other accessories. We also own and license proprietary technology or integrate with our suppliers' technology for certain of our watch products. In certain instances, we believe that such innovations have historically allowed us to achieve significant improvements in consumer acceptance of our product offerings with only nominal increases in manufacturing costs. We believe that the substantial experience of our design staff will assist us in maintaining our current leadership position in the watch and handbag categories and in expanding the scope of our product offerings.

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

        We participate in cooperative advertising programs with our major retail customers, whereby we share the cost of certain of their advertising and promotional expenses. An important aspect of the marketing process involves the use of in-store visual support and other merchandising materials, including packages, signs, posters and fixtures. Through the use of these materials, we attempt to differentiate the space used to sell our products from other areas of our customers' stores. We also promote the use of our shop-in-shop concept for watches, jewelry, handbags and small leather goods and watch and jewelry concessions, primarily in Asia and Europe. The shop-in-shop concept involves the use of dedicated space within a customer's store to create a brand "shop" featuring our products and visual displays. Concessions allow us to essentially operate all or a portion of the watch and jewelry department within our customers' stores, thereby permitting us to control merchandising, inventory levels, build-out and branding decisions and, more importantly, the interaction with the end consumer. We also provide our customers with a large number of preprinted customized advertising inserts and from time to time stage promotional events designed to focus public attention on our products.

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

        We advertise, market and promote our products to consumers through a variety of media, including catalog inserts, billboards, print media, television, cinema and the Internet. We distribute FOSSIL catalogs, which feature selected FOSSIL brand products and are produced by our in-house staff. The timing and scope of the distribution of these catalogs is determined by our management based on consumer response. We believe these catalogs are a cost-effective way of enhancing the FOSSIL brand and driving sales to both our retail stores and our website, as well as our wholesale customers.

Sales and customers

        General.    Domestically, we sell our products in retail locations in the United States through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, mass market stores, the Internet and through our catalog. Our department store customers include Neiman Marcus, Belk, Saks Fifth Avenue, Bloomingdales, Nordstrom, Macy's, Dillard's, JCPenney, Kohl's and Sears. We maintain sales offices in several major cities across the United States staffed with sales associates to assist in managing our department and specialty store accounts and employ a nationwide staff of merchandise coordinators who work with the stores to ensure that our products are displayed appropriately. We also sell certain of our watch and accessory products at company-owned FOSSIL retail stores and outlet stores located throughout the United States and through our website at www.fossil.com. In addition, we sell certain of our proprietary and licensed watch products, as well as upscale watch brands of other companies, such as Citizen and Swiss Army, at our company-owned Watch Station retail stores in the U.S. Our apparel products are sold through select company-owned FOSSIL retail stores and through our website and catalog. Our products are also sold through retail locations in major airports in the United States and on cruise ships.

        Our foreign operations include a presence in Africa, Asia, Australia, Europe, Central and South America, Canada, the Caribbean, Mexico, and the Middle East. We maintain sales offices in Australia, Austria, Canada, China, Denmark, France, Germany, Hong Kong, India, Italy, Japan, Korea, Malaysia, Mexico, the Netherlands, New Zealand, Norway, Singapore, Sweden, Spain, Switzerland, Taiwan, and the United Kingdom. Our European headquarters is located in Basel, Switzerland. Internationally, our products are sold to department stores and specialty retail stores in over 100 countries worldwide through 23 company-owned foreign sales subsidiaries, through a network of 59 independent distributors, through company-owned retail stores and websites and in independently owned or franchised authorized FOSSIL retail stores and kiosks in certain international markets. Foreign distributors generally purchase products at uniform prices established by us for all international sales and resell them to department stores and specialty retail stores. We generally receive payment from our foreign distributors in U.S. currency. We generally do not have long-term contracts with any of our retail customers. All transactions between us and our retail customers are conducted on the basis of purchase orders, which generally require payment of amounts due to us on a net 30 day basis for most of our U.S. based customers and up to 120 days for certain international customers. No customer accounted for 10% or more of our net sales in fiscal years 2008, 2007 or 2006.

        United States wholesale sales.    For fiscal years 2008, 2007 and 2006, United States wholesale sales accounted for approximately 29.9%, 32.2% and 36.5% of our net sales, respectively. In addition, in the same fiscal year periods, the aggregate sales to our 10 largest customers in the United States channel represented approximately 22%, 24% and 25% of total net sales, respectively.

        International wholesale sales.    During the fiscal years 2008, 2007 and 2006, international wholesale sales accounted for approximately 50.6%, 50.0% and 45.3% of net sales, respectively.

        Company-owned stores.    Our various retail store formats focus on creating emotional connections with our customer through an intense branding experience and personalized customer service. We strive to provide an inviting and welcoming environment for our customers that enhances our brand image and seeks brand loyalty by continually delivering innovative vintage-inspired products that meet our customers' tastes.

Accessory Stores

        In 1996, we commenced operations of full price FOSSIL accessory retail stores ("Accessory Stores") in the United States in order to broaden the recognition of the FOSSIL brand name. The Accessory Stores carry a full assortment of FOSSIL watches and other accessories that are generally sold at the suggested retail price. We believe this store concept presents a key growth strategy for us on a worldwide basis. As of January 3, 2009, 104 of our 191 Accessory Stores were located outside of the United States, mainly in Europe and Australia. During fiscal 2009, we believe approximately 35 to 45 of our planned 40 to 50 Accessory Store openings will be in locations outside of the United States. At the end of fiscal 2008, the average size of our Accessory Stores was 1,356 total square feet, but varies in size based on the projected revenues and geographic location of each store. For example, our international-based stores are generally smaller in square footage than our U.S.-based stores due to smaller retail store configurations available in the market. The table below highlights certain information regarding our Accessory Stores for the last five fiscal years:

Fiscal Year	Open At Beginning of Period	Opened During Period	Closed During Period	Open at End of Period	Total Gross Square Footage (in thousands)	Percentage Increase Square Footage	Average Gross Square Footage Per Retail Store
2004	44	5	—	49	82.7	8.5%	1,688
2005	49	10	—	59	94.8	14.6%	1,606
2006	59	18	4	73	107.6	13.5%	1,473
2007	73	42	2	113	153.6	42.8%	1,359
2008	113	79	1	191	258.6	68.4%	1,354

        Our current U.S. Accessory Stores operating model assumes a retail store size of approximately 1,300 square feet and sales per square foot of approximately $550 during the first twelve months. Our targeted net investment to open an Accessory Store is approximately $495,000 which includes approximately $425,000 of build-out costs, net of landlord contributions, but including furniture and fixtures, and $70,000 of initial inventory. Our targeted pretax margin, on a four-wall basis, for the first year is 15%. Our international Accessory Stores are generally smaller in size. However, they have historically delivered sales per square foot significantly higher than our U.S. Accessory Stores. The net investment to open an international store is generally less than that of our U.S. Accessory Store model, primarily due to the smaller footprint.

Outlet Stores

        In 1995, we commenced operations of FOSSIL outlet stores at selected major outlet malls throughout the United States. We opened our first FOSSIL outlet store outside the U.S. in 2005 and as of January 3, 2009 have eight outlet stores outside of the U.S. These stores, which operate under the FOSSIL name, not only increase our brand awareness but also enable us to liquidate excess inventory generally at significantly better prices than we would obtain through third party liquidators. We generally discount products in these stores from 25% to 75% off the suggested retail price.

        The table below highlights certain information regarding our FOSSIL outlet stores during the last five fiscal years:

Fiscal Year	Open At Beginning of Period	Opened During Period	Closed During Period	Open at End of Period	Total Gross Square Footage (in thousands)	Percentage Increase Square Footage	Average Gross Square Footage Per Retail Store
2004	53	7	—	60	165.0	11.0%	2,750
2005	60	13	1	72	193.4	17.2%	2,686
2006	72	8	2	78	204.0	5.5%	2,616
2007	78	4	2	80	206.2	1.0%	2,577
2008	80	5	3	82	207.6	0.7%	2,532

Other Company-owned Stores

        In 2000, we began offering FOSSIL brand apparel through specially designed company-owned apparel stores. As of January 3, 2009, we operated 33 FOSSIL apparel stores in leading malls and retail locations throughout the U.S. Our apparel stores carry the full apparel line along with an assortment of certain FOSSIL watch and accessory products. In 2004, we commenced operations of our first Modern Watch Co. retail store, now called Watch Station, through which we sell certain of our proprietary and licensed brand watches, as well as watches manufactured by other companies. As of January 3, 2009, we operated five Watch Station stores, all located in the U.S. As of January 3, 2009, we also operated 13 non-FOSSIL retail stores outside the U.S. under various names.

        During 2006, we entered into an agreement with the House of Fraser, a U.K.-based department store ("HOF"), which allows us to operate the watch department in certain HOF stores. Under this agreement, we own the inventory within the HOF store, provide the labor to operate the department and pay HOF a commission on the retail watch sales generated in the stores. As of January 3, 2009, we operated the watch department in 54 HOF stores, generating net sales of approximately $5 million during fiscal 2008. Although we include the net sales derived from the HOF stores in our direct to consumer segment, we do not include the number of locations associated with this arrangement in our retail store count.

        Internet sales.    In November of 1996, we established our first e-commerce website with the launch of www.fossil.com. In October 2007, we launched our first e-commerce site outside the United States in Germany. We now operate sites in the United Kingdom, Australia and Singapore as well. Each site features a full selection of geographically appropriate FOSSIL brand watches and sunglasses, and may also include leather goods, apparel or jewelry. Certain of our sites also provide customer service, company news and shareholder information. Our sites are continually updated to provide a fresh look and an easy-to-navigate interface that enhances the brand image, while allowing consumers a pleasing shopping experience or a preview of what they may find at their local store carrying the brand. Since its launch, the www.fossil.com website has been promoted consistently in support of online brand and direct sales goals. Online marketing efforts include: search/keyword marketing programs through major search partners including Google, Yahoo! and MSN; online "storefront" relationships with websites such as America Online, Microsoft Network, Amazon and Yahoo!; regular e-mail communications sent using SilverPop to over one million registered consumers; product and promotional banners presented on affiliate sites through integration partners Commission Junction and Performics; and online brand initiatives in support of viral, sweepstakes and traditional brand initiatives. In support of certain seasonal initiatives, we have partnered with groups such as Tacoda, Bravo Network / Project Runway and Expedia. We have leveraged our e-commerce infrastructure by opening additional sites to support our licensed and owned brands, including www.michele.com, www.zodiacwatches.com, www.emporioarmaniwatches.com, and www.dieseltimeframes.com, as well as an international branding site located at http://global.fossil.com/. We also leverage our e-commerce infrastructure to support a business-to-business site that allows United States specialty retail accounts access to real-time inventory, account information and automated order processing.

        During fiscal years 2008, 2007 and 2006, respectively, our direct to consumer segment, which includes sales from company-owned stores, catalogs, and e-commerce businesses, accounted for approximately 19.5%, 17.8% and 18.2% of net sales, respectively.

        Catalog.    In fiscal 2008, we distributed approximately 7.2 million FOSSIL catalogs, an increase from 7.0 million in fiscal 2007, through our company-owned stores in the United States and in mailings to our database of customers collected principally through our website. We view the catalog as a key communication and advertising tool for the brand, further enhancing and focusing the brand image as well as promoting sales across all of our distribution channels.

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

        We permit the return of damaged or defective products. In addition, although we have no obligation to do so, we accept limited amounts of product returns from our customers in certain other instances. Accordingly, we provide allowances for the estimated amount of product returns. The allowances for product returns as of the end of fiscal years 2008, 2007 and 2006 were $42.2 million, $41.9 million and $38.3 million, respectively. We have not historically experienced returns in excess of our aggregate allowances.

Backlog

        It is the practice of a substantial number of our customers not to confirm orders by delivering a formal purchase order until a relatively short time prior to the shipment of goods. As a result, the amount of unfilled customer orders includes confirmed orders and orders that we believe will be confirmed by delivery of a formal purchase order. A majority of such amounts represent orders that have been confirmed. The remainder of such amounts represents orders that we believe, based on industry practice and prior experience, will be confirmed in the ordinary course of business. Our backlog at a particular time is affected by a number of factors, including seasonality and the scheduling of the manufacture and shipment of products. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. At the end of fiscal year 2008, we had unfilled customer orders of approximately $174 million compared to $165 million and $115 million for fiscal years 2007 and 2006, respectively.

Manufacturing

        During 2008, of the watches we procured from the Far East, approximately 59% were assembled through our two majority-owned entities. The remaining 41% of the watches we procured from Fossil East were assembled by approximately 40 unrelated factories located primarily in Hong Kong and China. Production of approximately 73% of the jewelry products we sell is sourced from one of our majority-owned entities. The remaining 27% is manufactured by approximately 20 factories located primarily in China. Although we have no ownership interest in these unrelated watch and jewelry factories, Fossil East still maintains oversight and control of the supply chain from design through final delivery of the finished product as it does with the related factories. We believe substantial ownership of the assembly factories that produce a majority of our fashion watches is critical to our operating model, as we believe this allows us to keep our designs proprietary, control the size of our production runs and vertically manage our supply chain. All of our leather, accessory and apparel product production is outsourced. We believe that our policy of outsourcing the production of our leather and apparel product allows us flexibility in selection of our suppliers while avoiding significant capital expenditures, build-ups of work-in-process inventory and the costs of managing a substantial production work force. Our Swiss-made watches are assembled primarily in three third party factories within Switzerland.

        The principal components used in the assembly of our watches are cases, crystals, dials, movements, hands, bracelets and straps. These components are obtained from a large number of suppliers located principally in China, Hong Kong, Italy, Japan, Korea, India, Switzerland, Taiwan and Thailand. The majority of the movements used in the assembly of our watches are supplied by four principal vendors. One case and bracelet vendor produces approximately 30% of our global demands. No other single component supplier accounted for more than 10% of component supplies in fiscal year 2008. The principal materials used in the manufacture of our jewelry products are sterling silver, stainless steel, semi-precious stones, and natural and synthetic materials. These components are primarily obtained from the same factories that we use for our watches. Except for the one case and bracelet vendor, we do not believe that our business is materially dependent on any single component supplier.

        We believe that we have established and maintain close relationships with a number of component manufacturers and assembly operations located in Hong Kong, China and Switzerland. In 2008, two separate watch assembly factories that are majority-owned by us each accounted for 10% or more of our watch production. The loss of any one of these factories could temporarily disrupt shipments of certain of our watches. However, as a result of the number of component manufacturers and assembly operations from which we purchase our components and finished watches, we believe that we could arrange for the assembly of watches from alternative sources within approximately 90 days on terms that are not materially different from those currently available to us. Accordingly, we do not believe that the loss of any single assembly operation would have a material adverse effect on our business. However, our future success will generally depend upon our ability to maintain close relationships with, or ownership of, our current watch assembly factories and suppliers and to develop long-term relationships with other suppliers that satisfy our requirements for price and production flexibility.

        Our products are assembled or manufactured according to plans that reflect management's estimates of product performance based on recent sales results, current economic conditions and prior experience with manufacturing sources. The average lead time from the commitment to purchase products through the production and shipment thereof ranges from two to four months in the case of watches, leather goods, jewelry, eyewear and apparel. We believe that the close relationships in certain cases, including ownership interest, that we have established and maintain with our principal assembly or manufacturing sources constitute a significant competitive advantage and allow us to quickly and efficiently introduce innovative product designs and alter production in response to the retail performance of our products.

Quality control

        Our quality control program attempts to ensure that our products meet the standards established by our product development staff. Samples of products are inspected by us prior to the placement of orders with factories to ensure compliance with our specifications and we typically inspect prototypes of each product before production runs commence. The operations of our factories located in Hong Kong and China are monitored on a periodic basis by Fossil East, and the operations of our factories located in Switzerland are monitored on a periodic basis by Montres Antima SA, one of our foreign operating subsidiaries. Substantially all of our watches, jewelry and certain of our other accessories are inspected by personnel of Fossil East or by the factory prior to shipment to us. Final inspections on a sampling basis occur when the products are received in our distribution centers. We believe that our policy of inspecting our products at the assembly/manufacturing facility, prior to shipment and at our distribution facilities is important to maintain the quality, consistency and reputation of our products.

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

Information technology systems

        General.    We believe that automation, reliable and scalable systems, accurate reporting and rapid flow of communication is essential to maintain our competitive position and support our key operating and financial goals. Therefore, we continue to invest in computer hardware, system application and telecommunication networks. Our information technology systems consist of a wide spectrum of financial, distribution, human resources, merchandising, planning, point of sale, supply chain and other solutions. Where possible and cost effective, we leverage our various systems on a global basis which enhances the accuracy, timeliness and accessibility of the relevant data.

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

        Enterprise resource planning.    Over the next few years we intend to continue implementing our enterprise resource planning system from SAP AG throughout certain of our subsidiary operations located in Europe. This software is installed on a single site platform located in our U.S. headquarters facility. The software currently supports the human resources, sales and distribution, inventory planning, retail merchandising and operational and financial reporting systems of our U.S. businesses and certain subsidiary operations in Europe. The financial, sales and distribution, inventory planning and reporting system implementations were principally completed in the U.S., Germany, France and Italy during 2003, 2004, 2005 and 2008, respectively. The human resources and retail systems were implemented for our operations in the U.S. during 2005 and 2007, respectively. We do not believe our subsidiary sales operations in the Far East are of a size to effectively benefit from our SAP software application. However, over the next few years, we plan to implement our SAP planning and warehouse management modules in Hong Kong to support our supply chain. We have implemented Navision as our standard system throughout most of our Far East distribution subsidiary operations. During 2007, we implemented this system in our principal Hong Kong office and China assembly facilities. The Navision system supports many of the same functions as our SAP system on a local country level.

Warranty and repair

        Our FOSSIL watch products sold in the U.S. are covered by a limited warranty against defects in materials or workmanship for a period of 11 years from the date of purchase. RELIC watch products are covered by a comparable 12 year warranty while EMPORIO ARMANI, BURBERRY, MICHELE, ZODIAC and other licensed watches are covered by a two year limited warranty. Generally, all of our watch products sold in Canada, Europe and Asia are covered by a two year limited warranty. The majority of our defective watch products returned by consumers are processed at our centralized repair facilities in Texas and France. We also maintain repair facilities at a majority of our subsidiaries as well as through our network of distributors to handle repairs which are minor in nature or are not convenient to one of our centralized repair facilities. In most cases, defective products under warranty are repaired by our personnel or distributors. We attempt to retain adequate levels of component parts to facilitate after-sales service of our watches, even after the discontinuance of specific styles. In 2001, we developed and implemented a component parts system that tracks the inventory of our various component replacement parts that can be utilized by the repair facilities for identifying stock levels and availability and for procurement. Watch and non-watch products under warranty that cannot be repaired in a cost-effective manner are replaced by us at no cost to the customer.

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

        License agreements.    A portion of our growth in sales and net income is, and is expected to continue to be, derived from the sales of products produced under licensing agreements with third parties. Under these license agreements, we generally have the right to produce, market and distribute certain products utilizing the brand names of other companies. Our material license agreements have various expiration dates between 2009 and 2014. The DKNY watch license expires on December 31, 2009. During 2008, we negotiated with the owners of the EMPORIO ARMANI brand for a new license agreement for watches that expires on December 31, 2013. The EMPORIO ARMANI license agreement for jewelry expired on December 31, 2008. However, we currently have the right to continue to distribute EMPORIO ARMANI jewelry while we negotiate a new long-term contract.

Seasonality

        Although the majority of our products are not seasonal, our business is seasonal by nature. A significant portion of our net sales and operating income are generated during the third and fourth quarter of our fiscal year, which includes the "back to school" and Christmas season. Additionally, as our owned-retail sales continue to increase as a percentage of our sales mix, it will benefit our sales and profitability in the fourth quarter, generally at the expense of the first and second quarter when it is more difficult to leverage retail expenses against the stores' sales. The amount of net sales and operating income generated during the fourth quarter also depends upon the anticipated level of retail sales during the Christmas season, as well as general economic conditions and other factors beyond our control. In addition, the amount of net sales and operating income generated during the first quarter depends in part upon the actual level of retail sales during the Christmas season. Lower levels of inventory held by our wholesale customers at the end of the Christmas season may result in higher levels of restocking orders placed by them during the first quarter.

Competition

        The businesses in which we compete are highly competitive and fragmented. We believe that the current market for watches can be divided into four segments, ranging from lower price point watches that are typically distributed through mass market channels to luxury watches at higher price points that are typically distributed through fine watch departments of upscale department stores or upscale specialty watch and fine jewelry stores. Our watch business generally competes with a number of established manufacturers, importers and distributors in many of these segments, including, Armitron, Citizen, Gucci, Guess, Kenneth Cole, LVMH Group, Movado, Raymond Weil, Seiko, Swatch, Swiss Army, TAG Heuer and Timex. In addition, our leather goods, sunglasses, jewelry and apparel businesses compete with a large number of established companies that have significantly greater experience than us in designing, developing, marketing and distributing such products. In all of our businesses, we compete with numerous manufacturers, importers and distributors who may have significantly greater financial, distribution, advertising and marketing resources than us. Our competitors include distributors that import watches, accessories and apparel from abroad, U.S. companies that have established foreign manufacturing relationships and companies that produce accessories and apparel domestically.

        Although the level and nature of competition varies among our product categories and geographic regions, we believe that we compete on the basis of style, price, value, quality, brand name, advertising, marketing, distribution and customer service. We believe that our ability to identify and respond to changing fashion trends and consumer preferences, to maintain existing relationships and develop new relationships with manufacturing sources, to deliver quality merchandise in a timely manner and to manage the retail sales process are important factors in our ability to compete. We also believe that our distinctive business model of owning the distribution in key markets and offering a globally recognized portfolio of proprietary and licensed brands allows for many competitive advantages over smaller, regional or local competitors. This "ownership of the market" allows us to bypass the local distributor's cost structure resulting in more competitively priced products while also generating higher product and operating margins.

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

Employees

        As of the end of fiscal year 2008, we employed 7,355 persons, including 3,182 persons employed by our foreign operating subsidiaries.

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

Item 1A.    Risk Factors

        The statements contained and incorporated by reference in this Annual Report on Form 10-K that are not historical facts, including, but not limited to, statements regarding our expected financial position, results of operations, business and financing plans found in Item 1. Business and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. The words "may", "believes", "expects", "plans", "intends", "anticipates" and similar expressions identify forward-looking statements. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements.

        Our actual results may differ materially due to the risks and uncertainties discussed in this Annual Report on Form 10-K, including those discussed below. Accordingly, readers of this Annual Report on Form 10-K should consider these factors in evaluating, and are cautioned not to place undue reliance on, the forward-looking statements contained herein. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Risk Factors Relating to Our Business

         Our success depends upon our ability to anticipate and respond to changing fashion trends.

        Our success depends upon our ability to anticipate and respond to changing fashion trends and consumer preferences in a timely manner. The purchasing decisions of consumers are highly subjective and can be influenced by many factors, such as brand image, marketing programs and product design. Our success depends, in part, on our ability to anticipate, gauge and respond to these changing consumer preferences in a timely manner while preserving the authenticity and quality of our brands. Although we attempt to stay abreast of emerging lifestyle and fashion trends affecting accessories and apparel, any failure by us to identify and respond to such trends could adversely affect consumer acceptance of our existing brand names and product lines, which in turn could adversely affect sales of our products. If we misjudge the market for our products, we may be faced with a significant amount of unsold finished goods inventory, which could adversely affect our results of operations.

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

        We have recently expanded and intend to further expand the scope of our product offerings. As is typical with new products, market acceptance of new designs and products is subject to uncertainty. In addition, we generally make decisions regarding product designs several months in advance of the time when consumer acceptance can be measured. If trends shift away from our products, or if we misjudge the market for our product lines, we may be faced with significant amounts of unsold inventory or other conditions which could have a material adverse effect on our results of operations.

        The failure of new product designs or new product lines to gain market acceptance could also adversely affect our business and the image of our brands. Achieving market acceptance for new products may also require substantial marketing efforts and expenditures to generate consumer demand. These requirements could strain our management and financial and operational resources. If we do not continue to develop innovative products that provide better design and performance attributes than the products of our competitors and that are accepted by consumers, or if our future product lines misjudge consumer demands, we may lose consumer loyalty, which could result in a decline in our sales and market share.

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

        Our quarterly results of operations have fluctuated in the past and may continue to fluctuate as a result of a number of factors, including seasonal cycles, the timing of new product introductions, the timing of orders by our customers and the mix of product sales demand. Our business is seasonal by nature. A significant portion of our net sales and operating income are generated during the third and fourth quarters of our fiscal year, which includes the "back to school" and Christmas seasons. The amount of net sales and operating income generated during the fourth quarter depends upon the anticipated level of retail sales during the Christmas season, as well as general economic conditions and other factors beyond our control. In addition, the amount of net sales and operating income generated during the first quarter depends in part upon the actual level of retail sales during the Christmas season. The seasonality of our business may adversely affect our net sales and operating income during the first and fourth quarter of our fiscal year.

         The deterioration in the global economic environment, and resulting declines in consumer confidence and spending, could have an adverse effect on our operating results.

        The global economic environment has deteriorated over the past several months. The declining values in real estate, reduced credit lending by banks, solvency concerns of major financial institutions, increases in unemployment levels and recent significant declines and volatility in the global financial markets have negatively impacted the level of consumer spending for discretionary items. This has affected our business as it is dependent on consumer demand for our products. In North America we are experiencing a significant slowdown in customer traffic and a highly promotional environment. These same conditions are now spreading to many international markets. If the global macroeconomic environment continues to be weak or deteriorates further, there will likely be a negative effect on our revenues and earnings across most of our segments for fiscal year 2009 and potentially continuing into fiscal year 2010.

         The current credit crisis could have a negative impact on our customers, suppliers and business partners, which in turn could materially and adversely affect our results of operations and liquidity.

        The current credit crisis is having a significant negative impact on businesses around the world. Although we believe that our cash provided by operations and available borrowing capacity under our U.S. Credit Facility will provide us with sufficient liquidity for the foreseeable future, the impact of this crisis on our customers, business partners and suppliers cannot be predicted and may be quite severe. The inability of our manufacturers to ship our products could impair our ability to meet delivery date requirements. A disruption in the ability of our significant customers, distributors or licensees to access liquidity could cause serious disruptions or an overall deterioration of their businesses which could lead to a significant reduction in their future orders of our products and the inability or failure on their part to meet their payment obligations to us, any of which could have a material adverse effect on our results of operations and liquidity.

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

        A significant portion of our growth in sales and net income is, and is expected to continue to be, derived from the sales of products produced under license agreements with third parties. Under these license agreements, we generally have the right to produce, market and distribute certain products utilizing the brand names of other companies. We sell products under certain licensed brands, including, but not limited to, ADIDAS, EMPORIO ARMANI, BURBERRY, DIESEL, DKNY, MARC BY MARC JACOBS and MICHAEL Michael Kors. Sales of our licensed products amounted to 34.2% of our net sales for fiscal year 2008, with certain individual licensed brands accounting for a significant portion of our revenues. Our material license agreements have various expiration dates between 2009 and 2014. In addition, certain license agreements may require us to make minimum royalty payments, subject us to restrictive covenants or require us to comply with certain other obligations and may be terminated by the licensor if these or other conditions are not met or upon certain events. We may not be able to continue to meet our obligations or fulfill the conditions under these agreements in the future. In addition, we may be unable to renew our existing license agreements beyond the current term or obtain new license agreements to replace any lost license agreements on similar economic terms or at all. The failure by us to maintain or renew one or more of our existing material license agreements could result in a significant decrease in our sales and have a material adverse affect on our results of operations.

         Our license agreements may require minimum royalty commitments regardless of the level of product sales under these agreements.

        With respect to our license agreements, we have in the past experienced, and could again in the future experience, instances where minimum royalty commitments under these agreements exceeded royalties payable based upon our sales of such licensed products. We incurred royalty expense of approximately $74.9 million, $60.7 million and $44.1 million in fiscal years 2008, 2007 and 2006, respectively. We also have agreements in effect at the end of fiscal year 2008 which expire on various dates from December 2009 through December 2014 that require us to pay royalties ranging from 3% to 20% of defined net sales.

         Fluctuations in the price, availability and quality of raw materials could cause delays and increase costs.

        Fluctuations in the price, availability and quality of the raw materials used in our products could have a material adverse effect on our cost of sales or ability to meet our customers' demands. The price and availability of such raw materials may fluctuate significantly, depending on many factors, including natural resources, increased freight costs, increased labor costs, especially in China, and weather conditions. In the future, we may not be able to pass on all or a portion of such higher raw materials prices to our customers.

         We rely on third-party manufacturers and problems with, or loss of, our suppliers or raw materials could harm our business and results of operations.

        All of our apparel, footwear, sunglasses and leather goods and certain of our watch and jewelry products are produced by independent manufacturers. We do not have long-term contracts with these manufacturers. In addition, we face the risk that these third-party manufacturers with whom we contract to produce our products may not produce and deliver our products on a timely basis, or at all. As a result, we cannot be certain that these manufacturers will continue to manufacture products for us or that we will not experience operational difficulties with our manufacturers, such as reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, shortages of raw materials, failures to meet production deadlines or increases in manufacturing costs. The failure of any manufacturer to perform to our expectations could result in supply shortages for certain products and harm our business.

         Access to suppliers that are not Fossil subsidiaries is not guaranteed because we do not maintain long-term contracts but instead rely on long-standing business relationships, which may not continue in the future.

        The majority of our watch products are currently assembled to our specifications by our majority owned entities in Asia and Switzerland with the remainder assembled by unrelated entities. Certain of our other products are currently manufactured to our specifications by independent manufacturers in international locations, including, but not limited to, China and Hong Kong and to a lesser extent Italy, Korea, Mexico and Taiwan. We have no long-term contracts with these independent manufacturing sources and compete with other companies for production facilities. All transactions between us and our independent manufacturing sources are conducted on the basis of purchase orders. Our future success will depend upon our ability to maintain close relationships with our current suppliers and to develop long-term relationships with other suppliers that satisfy our requirements for price, quality and production flexibility. Our ability to establish new manufacturing relationships involves numerous uncertainties, including those relating to payment terms, costs of manufacturing, adequacy of manufacturing capacity, quality control and timeliness of delivery. Any failure by us to maintain long-term relationships with our current suppliers or to develop relationships with other suppliers could have a material adverse effect on our ability to manufacture and distribute our products.

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

        We sell our merchandise primarily to department stores and specialty retail stores in approximately 100 countries worldwide. We extend credit based on an evaluation of each customer's financial condition, usually without requiring collateral. Should any of our larger customers experience financial difficulties, we could curtail business with such customers or assume more credit risk relating to such customers' receivables. Our inability to collect on our trade accounts receivable relating to such customers could have a material adverse effect on the amount of sales revenue that we receive and our results of operations.

         We do not maintain long-term contracts with our customers and are unable to control their purchasing decisions.

        We do not maintain long-term purchasing contracts with our customers and therefore have no contractual leverage over their purchasing decisions. A decision by a major department store or other significant customer to decrease the amount of merchandise purchased from us or to cease carrying our products could have a material adverse effect on our net sales and operating strategy.

         Our ability to continue our sales growth is dependent upon the implementation of our growth strategy, which we may not be able to achieve.

        During recent years, we have experienced substantial growth in net sales. Our ability to continue this growth is dependent on the successful implementation of our business strategy. This includes diversification of our product offerings, expansion of our company-owned accessory locations and certain strategic acquisitions. If we are not successful in the expansion of our product offerings or our new products are not profitable or do not generate sales comparable to those of our existing businesses, our results of operations could be negatively impacted. Another element of our business strategy is to place increased emphasis on growth in selected international markets. If our brand names and products do not achieve a high degree of consumer acceptance in these markets, our net sales could be adversely affected.

        We also operate FOSSIL brand stores and other non-FOSSIL branded stores and have historically expanded our company-owned accessory and outlet locations to further strengthen our brand image. As of January 3, 2009, we operated 324 stores worldwide. The costs associated with leasehold improvements to current stores and the costs associated with opening new stores could materially increase our costs of operation.

         Our plan to significantly increase our store base may not be successful, and implementation of this plan may divert our operational, managerial and administrative resources, which could impact our competitive position.

        Each year, we have historically expanded our store base. During fiscal 2009, we intend to further expand our store base by between 40 and 50 stores. Thereafter, in the near term, we plan to continue to expand our store base annually. The success of our business depends, in part, on our ability to open new stores and renew our existing store leases on terms that meet our financial targets. Our ability to open new stores on schedule or at all, to renew existing store leases on favorable terms or to operate them on a profitable basis will depend on various factors, including our ability to:

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

        Our plans to expand our store base may not be successful and the implementation of these plans may not result in an increase in our net sales even though they increase our costs. Additionally, implementing our plans to expand our store base will place increased demands on our operational, managerial and administrative resources. The increased demands of operating additional stores could cause us to operate less effectively, which could cause the performance of our existing stores and our wholesale operations to suffer materially. Any of these outcomes of our attempted expansion of our store base could have a material adverse effect on the amount of net sales we generate and on our results of operations.

         Our direct to consumer business segment operates in the highly competitive specialty retail, e-commerce and catalog industry and the size and resources of some of our competitors are substantially greater than ours, which may allow them to compete more effectively.

        We face intense competition in the specialty retail, e-commerce and catalog industry. We compete primarily with specialty retailers, department stores, catalog retailers and internet businesses that engage in the retail sale of watches, accessories and apparel. We believe that the principal basis upon which we compete is the quality and design of merchandise and the quality of customer service. We also believe that price is an important factor in our customers' decision-making processes. Many of our competitors are, and many of our potential competitors may be, larger and have greater financial, marketing and other resources than we have and therefore may be able to adapt to changes in customer requirements more quickly, devote greater resources to the marketing and sale of their products and generate greater national brand recognition than we can. This intense competition and greater size and resources of some of our competitors could have a material adverse effect on the amount of net sales we generate and on our results of operations.

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

         We have key facilities in the United States and overseas, the loss or shut down of any of which could harm our business.

        Our administrative and distribution operations in the United States are conducted primarily from five separate facilities located in the Dallas, Texas area. Our operations internationally are conducted from various administrative, distribution and assembly facilities outside of the United States, particularly in China, Germany, Hong Kong and Switzerland. The complete or temporary loss of use of all or part of these facilities could have a material adverse effect on our business.

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

        In 2003, we began implementing an enterprise resource planning system from SAP AG, a German software company. We implemented the new enterprise resource planning system in our U.S., Germany, France and Italy locations in 2003, 2004, 2005 and 2008, respectively. Over the next few years, we intend to replace our existing enterprise resource planning systems and other principal financial systems in certain other subsidiaries located in Europe with software systems provided by SAP AG. We have implemented Navision as our standard system throughout most of our Far East distribution subsidiary operations. During 2007, we implemented this system in our principal Hong Kong office and China assembly facilities. Our current expansion plans may place significant strain on our management, working capital, financial and management control systems and staff. The failure to maintain or upgrade financial and management control systems, to recruit additional staff or to respond effectively to difficulties encountered during expansion could have a material adverse effect on our ability to respond to trends in our target markets, market our products and meet our customers' requirements. The sustained disruption or failure of our systems due to force majeure or as part of an upgrade, conversion or other systems maintenance could result in the same adverse effects.

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

        We assemble or source many of our products offshore because they generally cost less to make overseas, due, primarily to lower labor costs. Many of our competitors also source their product requirements offshore to achieve lower costs, possibly in locations with lower costs than our offshore operations, and those competitors may use these cost savings to reduce prices. To remain competitive, we must adjust our prices from time to time in response to these industry-wide pricing pressures. Our financial performance may be negatively affected by these pricing pressures if we are forced to reduce our prices and we cannot reduce our production costs or our production costs increase and we cannot increase our prices.

         The loss of our intellectual property rights may harm our business.

        Our trademarks, patents and other intellectual property rights are important to our success and competitive position. We are devoted to the establishment and protection of our trademarks, patents and other intellectual property rights in those countries where we believe it is important to our ability to sell our products. However, we cannot be certain that the actions we have taken will result in enforceable rights, will be adequate to protect our products in every country where we may want to sell our products, will be adequate to prevent imitation of our products by others or will be adequate to prevent others from seeking to prevent sales of our products as a violation of the trademarks, patents or other intellectual property rights of others. Additionally, we rely on the patent, trademark and other intellectual property laws of the United States and other countries to protect our proprietary rights. Even if we are successful in obtaining appropriate trademark, patent and other intellectual property rights, we may be unable to prevent third parties from using our intellectual property without our authorization, particularly in those countries where the laws do not protect our proprietary rights as fully as in the United States. Because we sell our products internationally and are dependent on foreign manufacturing in Hong Kong and China, we are significantly dependent on foreign countries to protect our intellectual property rights. The use of our intellectual property or similar intellectual property by others could reduce or eliminate any competitive advantage we have developed, causing us to lose sales or otherwise harm our business. Further, if it became necessary for us to resort to litigation to protect our intellectual property rights, any proceedings could be burdensome, costly and we may not prevail. The failure to obtain or maintain trademark, patent or other intellectual property rights could materially harm our business.

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

        We accept limited returns and will request that a customer return a product if we feel the customer has an excess of any style that we have identified as being a poor performer for that customer or geographic location. We continually monitor returns and maintain a provision for estimated returns based upon historical experience and any specific issues identified. While returns have historically been within our expectations and the provisions established, future return rates may differ from those experienced in the past. In the event that our products are performing poorly in the retail market and/or we experience product damages or defects at a rate significantly higher than our historical rate, the resulting credit returns could have an adverse impact on the operating results for the period or periods in which such returns occur.

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

        We generate a significant portion of our revenues from outside of the United States, and we anticipate that revenue from our international operations could account for an increasingly larger portion of our net sales in the future. Our international operations are directly related to, and dependent on, the volume of international trade and foreign market conditions. International commerce and our international operations are subject to many risks, some of which are discussed in more detail below, including:

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

        Our products are sold in certain international markets through independent distributors. If a distributor fails to meet annual sales goals, it may be difficult and costly to locate an acceptable substitute distributor. If a change in our distributors becomes necessary, we may experience increased costs, as well as a substantial disruption in, and a resulting loss of, sales and profits.

         Foreign currency fluctuations could adversely impact our financial condition.

        We generally purchase our products in U.S. dollars. However, we source a significant amount of our products overseas and, as such, the cost of these products may be affected by changes in the value of the currencies, including the Australian Dollar, British Pound, Canadian Dollar, Chinese Yuan, Danish Krone, Euro, Hong Kong dollar, Indian Rupee, Japanese Yen, Korean Won, Malaysian Ringgit, Mexican Peso, Norwegian Kroner, Singapore Dollar, Swedish Krona, Swiss Franc and Taiwanese Dollar. Due to our dependence on manufacturing operations in China, changes in the value of the Chinese Yuan may have a material impact on our supply channels and manufacturing costs, including component and assembly costs. Changes in the currency exchange rates may also affect the relative prices at which we and our foreign competitors sell products in the same market. Although we utilize forward contracts to mitigate foreign currency risks (mostly relating to the Euro and the British Pound), if we are unsuccessful in mitigating these risks, foreign currency fluctuations may have a material adverse impact on the results of our operations.

         Because we are dependent on foreign manufacturing we are vulnerable to changes in economic and social conditions in Asia and disruptions in international travel and shipping.

        Because a substantial portion of our watches and certain of our handbags, sunglasses and other products are assembled or manufactured in Hong Kong and China, our success will depend to a significant extent upon future economic and social conditions existing in Hong Kong and China. If the factories in Hong Kong and China were disrupted for any reason, we would need to arrange for the manufacture and shipment of products by alternative sources. Because the establishment of new manufacturing relationships involves numerous uncertainties, including those relating to payment terms, costs of manufacturing, adequacy of manufacturing capacity, quality control and timeliness of delivery, we are unable to predict whether such new relationships would be on terms that we regard as satisfactory. Any significant disruption in our relationships with our manufacturing sources located in Hong Kong and China would have a material adverse effect on our ability to manufacture and distribute our products. Restrictions on travel to and from these and other regions, similar to those imposed during the outbreak of Severe Acute Respiratory Syndrome in 2003, commonly known as SARS, and any delays or cancellations of customer orders or the manufacture or shipment of our products on account of SARS or other syndromes could have a material adverse effect on our ability to meet customer deadlines and timely distribute our products in order to match consumer tastes.

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

Risks Relating to Our Common Stock

         Many factors may cause our net sales, operating results and cash flows to fluctuate and possibly decline which may result in declines in our stock price.

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

  •
  acts of terrorism or acts of war; and

  •
  government regulation.

        One or more of the foregoing factors, as well as any other risk factors discussed in this Annual Report on Form 10-K, may cause our operating expenses to be unexpectedly high or result in a decrease in our net sales during any given period. If these or any other variables or unknowns were to cause a shortfall in revenues or earnings, an increase in our operating costs or otherwise cause a failure to meet public market expectations, our stock price may decline and our business could be adversely affected.

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

        Because the interests of Messrs. Kartsotis may not coincide with the interests of other shareholders, Messrs. Kartsotis may influence the Company to enter into transactions or agreements that other shareholders would not approve or make decisions with which other shareholders may disagree.

         Our organizational documents contain anti-takeover provisions that could discourage a proposal for a takeover.

        Our certificate of incorporation and bylaws, as well as the General Corporation Law of the State of Delaware, contain provisions that may have the effect of discouraging a proposal for a takeover. These include a provision in our certificate of incorporation authorizing the issuance of "blank check" preferred stock; the division of our Board of Directors into three classes to be elected on a staggered basis, one class each year; provisions in our bylaws establishing advance notice procedures with respect to certain stockholder proposals; and a provision stating that directors may be removed by the stockholders only for cause. Our bylaws may be amended by a vote of 80% of the Board of Directors, subject to repeal by a vote of 80% of the stockholders. In addition, Delaware law limits the ability of a Delaware corporation to engage in certain business combinations with interested stockholders. Finally, Messrs. Kartsotis have the ability, by virtue of their stock ownership, to significantly influence a vote regarding a change in control.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Company Facilities.    As of the end of fiscal year 2008, we owned or leased the following material facilities in connection with our United States and international operations:

Location	Use	Square Footage	Owned / Leased
Dallas, Texas	Office, warehouse and distribution	517,500	Owned
Eggstätt, Germany	Office, warehouse and distribution	230,000	Owned
Richardson, Texas	Corporate headquarters	190,000	Owned
Richardson, Texas	Warehouse and distribution	138,000	Owned
Richardson, Texas	Office	131,541	Owned
Basel, Switzerland	European headquarters	36,113	Owned
Milton Keynes, United Kingdom	Office, warehouse and distribution	20,155	Owned/Leased
Garland, Texas	Warehouse	400,000	Lease expiring in 2014
China	Manufacturing	110,231	Lease expiring in 2013
Hong Kong	Office, warehouse and distribution	52,953	Lease expiring in 2010
New York, New York	General office and showroom	26,552	Lease expiring in 2016

        We also lease certain other manufacturing and/or office, warehouse and/or distribution facilities in Atlanta, Georgia; Chicago, Illinois; Los Angeles, California; Miami, Florida; Switzerland; Sweden; Taiwan; Hong Kong; Malaysia; Mexico; Singapore; New Zealand; Australia; Japan; Canada; the Netherlands; China; Korea; India; Italy; Denmark; Norway; Austria and France.

        U.S.-based Apparel Retail Store Facilities.    As of the end of fiscal year 2008, we had 33 lease agreements for retail space at prime locations in the United States for the sale of our apparel line and certain of our accessory products. The leases, including renewal options, expire at various times from 2010 to 2018. The leases provide for minimum annual rentals and, in certain cases, for the payment of additional rent when sales exceed specified net sales amounts. We are also required to pay our pro rata share of the common area maintenance costs, including real estate taxes, insurance, maintenance expenses and utilities.

        U.S.-based Accessory Retail Store Facilities.    As of the end of fiscal year 2008, we had 95 lease agreements for retail space at prime locations in the United States for the sale of our full assortment of accessory products and our WatchStation stores, which include leases for 3 new stores that are scheduled to open in fiscal year 2009. The leases, including renewal options, expire at various times from 2009 to 2020. The leases provide for minimum annual rentals and, in certain cases, for the payment of additional rent when sales exceed specified net sales amounts. We are also required to pay our pro rata share of the common area maintenance costs, including real estate taxes, insurance, maintenance expenses and utilities.

        U.S.-based Outlet Store Facilities.    We lease retail space at selected outlet centers throughout the United States for the sale of our products. As of the end of fiscal year 2008, we had 74 such leases. The leases, including renewal options, expire at various times from 2009 to 2019 and provide for minimum annual rentals and for the payment of additional rent based on a percentage of sales above specified net sales amounts. We are also required to pay our pro rata share of the common area maintenance costs at each outlet center, including real estate taxes, insurance, maintenance expenses and utilities.

        International Store Facilities.    At the end of fiscal year 2008, we had 143 lease agreements for retail stores located outside the U.S., including leases for 18 stores that are scheduled to open in fiscal year 2009. The leases, including renewal options, expire at various times from 2009 to 2022. The leases provide for minimum annual rentals and, in certain cases, for the payment of additional rent when sales exceed specified net sales amounts. We are also required to pay our pro rata share of the common area maintenance costs, including real estate taxes, insurance, maintenance expenses and utilities.

        We believe that our existing facilities are well maintained, in good operating condition, and are adequate for our needs.

Item 3.    Legal Proceedings

        Three shareholder derivative lawsuits have been filed in the United States District Court for the Northern District of Texas, Dallas Division, naming us as a nominal defendant and naming all of our then current directors and certain of our current and former officers and directors as defendants. The first suit, captioned City of Pontiac Policeman's and Fireman's Retirement System, derivatively on behalf of Fossil, Inc. v. Tom Kartsotis, Kosta N. Kartsotis, Michael L. Kovar, Michael W. Barnes, Mark D. Quick, Randy S. Kercho, Jal S. Shroff, Randy S. Hyne, Thomas R. Tunnel, Richard H. Gundy, Kenneth W. Anderson, Andrea Camerana, Alan J. Gold, Michael Steinberg, Donald J. Stone and Cadence Wang (Cause No. 3-06CV1672-P), was filed on September 13, 2006. The second suit, captioned Robert B. Minich, derivatively on behalf of Fossil, Inc. v. Tom Karstotis, Kosta N. Kartsotis, Michael L. Kovar, Michael W. Barnes, Mark D. Quick, Randy S. Kercho, Jal S. Shroff, Randy S. Hyne, Thomas R. Tunnel, Richard H. Gundy, Kenneth W. Anderson, Andrea Camerana, Alan J. Gold, Michael Steinberg, Donald J. Stone and Cadence Wang (Cause No. 3-06CV1977-M), was filed on October 26, 2006. The third suit, captioned Robert Neel, derivatively on behalf of Fossil, Inc. v. Michael W. Barnes, Richard H. Gundy, Randy S. Kercho, Mark D. Quick, Tom Kartsotis, Kosta N. Kartsotis, Jal S. Shroff, T. R. Tunnell, Michael L. Kovar, Donald J. Stone, Kenneth W. Anderson, Alan J. Gold, Michael Steinberg, and Fossil, Inc. (Cause No. 3-06CV2264-G), was filed on December 8, 2006. The complaints allege purported violations of federal securities laws and state law claims for breach of fiduciary duty, abuse of control, constructive fraud, corporate waste, unjust enrichment and gross mismanagement in connection with certain stock option grants made by us. Plaintiffs seek (i) monetary damages for all losses and damages suffered as a result of the acts alleged in the complaint; (ii) for defendants to account for all damages caused by them and all profits and special benefits obtained as a result of the alleged unlawful conduct; (iii) actions to reform and improve Company corporate governance and internal control procedures; (iv) the ordering of the imposition of a constructive trust over the defendants' stock options and proceeds derived therefrom; and (v) punitive damages. The ultimate liability with respect to these claims cannot be determined at this time; however, we do not expect these matters to have a material impact on our financial position, operations or liquidity.

        There are no other legal proceedings to which we are a party or to which our properties are subject, other than routine litigation incident to our business, which is not material to our consolidated financial condition, cash flows or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of our stockholders during the fourth quarter of fiscal year 2008.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        General.    Our common stock is listed on the NASDAQ Global Select Market under the symbol "FOSL." The following table sets forth the range of quarterly high and low sales prices per share of our common stock on the NASDAQ Global Select Market for the fiscal years ended January 3, 2009 and January 5, 2008.

	High	Low
Fiscal year ended January 3, 2009:
First quarter	$38.24	$28.18
Second quarter	37.98	27.42
Third quarter	32.96	22.26
Fourth quarter	25.98	11.51
Fiscal year ended January 5, 2008:
First quarter	$28.94	$20.98
Second quarter	31.97	26.52
Third quarter	39.34	24.81
Fourth quarter	46.25	33.28

        As of February 23, 2009, there were 148 holders of record, although we believe that the number of beneficial owners is much higher.

        Cash Dividend Policy.    We did not pay any cash dividends in fiscal 2008, 2007 or 2006. We expect that we will retain all available earnings generated by our operations for the development and growth of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination as to a cash dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition and future prospects and such other factors as our Board of Directors may deem relevant.

Common Stock Performance Graph

        The following performance graph compares the cumulative return of the common stock over the preceding five year periods with that of the Broad Market (CRSP Total Return Index of the NASDAQ Global Select Market (US)) and the NASDAQ Retail Trades Group. Each Index assumes $100 invested at December 31, 2003 and is calculated assuming quarterly reinvestment of dividends and quarterly weighting by market capitalization.

2008 COMPARATIVE TOTAL RETURNS
Fossil, Inc., NASDAQ Global Select Market and
NASDAQ Market Retail Trades Group
(Performance Results through 12/31/08)

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Fossil, Inc.	100.00	136.75	114.72	120.43	223.89	89.07
NASDAQ Global Select Market	100.00	108.84	111.16	122.11	132.42	63.80
NASDAQ Retail Trades	100.00	126.84	128.04	139.83	127.23	88.82

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

ISSUER PURCHASES OF EQUITY SECURITIES(1)

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 5, 2008 through November 1, 2008	359,800	$19.50	359,800	245,400 shares
November 2, 2008 through November 29, 2008	245,400	$16.17	245,400	0 shares
Total	605,200	$18.15	605,200	0 shares

(1)
On June 11, 2008, we announced a repurchase plan (the "Plan"), which was effective on June 11, 2008, to purchase up to 2,000,000 shares of our common stock in the open market in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934. The Plan terminated on November 18, 2008, upon the purchase of an aggregate of 2,000,000 shares of our common stock.

Item 6.    Selected Financial Data

        The following information should be read in conjunction with our consolidated financial statements and notes thereto contained in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

FINANCIAL HIGHLIGHTS

Fiscal Year	2008		2007		2006	2005		2004
	IN THOUSANDS, EXCEPT PER SHARE DATA
Net sales	$1,583,242		$1,432,984		$1,213,965	$1,043,120		$957,309
Gross profit	851,151		742,031		608,919	535,140		502,610
Operating income	205,770		186,485		123,325	108,988		130,744
Income before taxes	189,429		187,526		118,795	102,948		136,208
Net income	138,097	(1)	123,261	(2)	77,582	75,670	(3)	89,545	(4)
Earnings per share:(5)
Basic	2.05	(1)	1.81	(2)	1.15	1.07	(3)	1.27	(4)
Diluted	2.02	(1)	1.75	(2)	1.13	1.04	(3)	1.23	(4)
Weighted average common shares and common equivalent shares outstanding:(5)
Basic	67,525		68,213		67,177	70,476		70,367
Diluted	68,323		70,333		68,817	72,424		72,998
Working capital	$556,497		$546,410		$357,608	$326,502		$369,864
Total assets	1,087,296		1,122,628		852,597	745,142		783,423
Total long-term liabilities	74,964		66,432		22,914	35,628		43,539
Stockholders' equity	802,144		771,662		602,201	526,317		524,426
Return on average stockholders' equity	17.8%		18.3%		14.2%	14.0%		19.2%

(1)
Includes $7.3 million in expenses, net of tax, related to the write-down of certain other than temporary investment, fixed asset and intangible asset impairments and a $20.8 million benefit in income tax expense related to the reduction of certain current and long-term tax liabilities in connection with completion of prior year income tax audits.

(2)
Includes $8.6 million in expenses, net of tax, related to our voluntary evaluation of our accounting for equity-based compensation, including the appropriateness of accounting measurement dates used to determine the amounts of compensation charges and related tax effects which have been previously disclosed in filings with the U.S. Securities and Exchange Commission.

(3)
Includes a tax benefit of $12 million related to the repatriation of subsidiary earnings which were not considered permanently invested pursuant to the American Jobs Creation Act of 2004.

(4)
Includes net of tax charges related to cumulative rent expense adjustments and settlement of a supplier claim of $2.0 million and $550,000, respectively.

(5)
All share and per share price data have been adjusted to reflect a three-for-two stock split effected in the form of a stock dividend paid on April 8, 2004.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary

        We are a global design, marketing and distribution company that specializes in consumer fashion accessories. Our principal offerings include an extensive line of men's and women's fashion watches and jewelry, handbags, small leather goods, belts, sunglasses, cold weather accessories, footwear and apparel. In the watch and jewelry product category, we have a diverse portfolio of globally recognized owned and licensed brand names under which our products are marketed. Our products are distributed globally through various distribution channels including wholesale, export and direct to the consumer at varying price points to service the needs of our customers, whether they are value conscious or luxury oriented. Based on our extensive range of accessory products, brands, distribution channels and price points, we are able to target style-conscious consumers across a wide age spectrum on a global basis.

        Domestically, we sell our products through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, owned retail and factory outlet stores, mass market stores and through our FOSSIL® catalog and website. Our wholesale customer base includes, among others, Neiman Marcus, Nordstrom, Macy's, Dillard's, JCPenney, Kohl's, Sears, Wal-Mart and Target. We also sell our products in the United States through a network of company-owned stores that included 125 retail stores located in premier retail sites and 74 outlet stores located in major outlet malls as of January 3, 2009. In addition, we offer an extensive collection of our FOSSIL brand products through our catalog and on our website, www.fossil.com, as well as proprietary and licensed watch and jewelry brands through other managed and affiliated websites.

        Internationally, our products are sold to department stores, specialty retail stores and specialty watch and jewelry stores in over 100 countries worldwide through 23 company-owned foreign sales subsidiaries and through a network of 59 independent distributors. Our products are distributed in Africa, Asia, Australia, Europe, Central and South America, Canada, the Caribbean, Mexico, and the Middle East. Our products are offered on airlines, cruise ships and in international company-owned retail stores, which included 104 accessory retail stores, 13 multi-brand stores and 8 outlet stores in select international markets as of January 3, 2009. Our products are also sold through independently-owned and franchised FOSSIL retail stores and kiosks in certain international markets. In addition, we offer an extensive collection of our FOSSIL brand products on our websites in Australia, www.fossilaustralia.com.au, Germany, www.fossil.de, the United Kingdom, www.fossil.co.uk, and Singapore, www.fossilsingapore.com.sg.

        Our business is subject to global economic cycles and retail industry conditions. Purchases of discretionary fashion accessories, such as our watches, handbags, sunglasses and other products, tend to decline during recessionary periods when disposable income is low and consumers are hesitant to use available credit. The global economic environment has deteriorated over the past several months. The declining values in real estate, reduced credit lending by banks, solvency concerns of major financial institutions, increases in unemployment levels and recent significant declines and volatility in the global financial markets have negatively impacted the level of consumer spending for discretionary items. This has affected our business as it is dependent on consumer demand for our products. In North America we are experiencing a significant slowdown in customer traffic and a highly promotional environment. These same conditions are now spreading to many international markets. If the global macroeconomic environment continues to be weak or deteriorates further, there will likely be a negative effect on our revenues and earnings across most of our segments for fiscal year 2009 and potentially continuing into fiscal year 2010.

        Future sales and earnings growth is also contingent upon our ability to anticipate and respond to changing fashion trends and consumer preferences in a timely manner while continuing to develop innovative products in the respective markets in which we compete. As is typical with new products, market acceptance of new designs and products we may introduce is subject to uncertainty. In addition, we generally make decisions regarding product designs several months in advance of the time when consumer acceptance can be measured.

        The majority of our products are sold at price points ranging from $50 to $500. Although the current economic environment is expected to negatively impact consumer discretionary spending and, ultimately, our net sales, we believe that the price/value relationship of our products will allow us to maintain our market share in those markets in which we compete. Additionally, we are focusing on our opening price points across all brands and categories as we believe consumers of discretionary accessory goods are looking for even more value for their dollars and looking to spend less money than in the past. Historically, during recessionary periods, the strength of our balance sheet, our strong operating cash flow and the relative size of our business with our wholesale customers, in comparison to our competitors, have allowed us to weather such recessionary periods for longer periods of time and generally results in market share gains to us.

        Our international operations are subject to many risks, including foreign currency. Generally, the strengthening of the U.S. dollar against currencies of other countries in which we operate will reduce the translated amounts of sales and operating expenses of our subsidiaries, which results in a reduction of our consolidated operating income. We anticipate the current strengthening of the U.S. dollar against the currencies of international markets in which we operate will significantly impact our reported sales growth and earnings for fiscal year 2009, as compared to fiscal year 2008, particularly during our first three fiscal quarters of 2009.

        This discussion should be read in conjunction with the consolidated financial statements and the related notes attached thereto.

        Effective October 5, 2008, we have made changes to the presentation of reportable segments to reflect changes in the way our chief operating decision maker evaluates the performance of our operations, develops strategy, and allocates capital resources. These changes include the reclassification of certain "back-office" expenses previously recorded within our U.S. Wholesale and Europe Wholesale segments, primarily associated with indirect cost related to our corporate offices in Richardson, Texas and our European headquarters facility in Basel, Switzerland, to a separate Corporate segment. Additionally, we have reclassified operating income of certain segments, related to the gross profit derived from intercompany sales from one segment to another, to other segments to reflect the consolidated profit within the segment that ultimately sells the product to an unrelated third party.

Critical Accounting Policies and Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to product returns, bad debt, inventories, long-lived asset impairment, impairment of goodwill and trade names and income taxes. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies require the most significant estimates and judgments.

        Product Returns.    We accept limited returns and will request that a customer return a product if we feel the customer has an excess of any style that we have identified as being a poor performer for that customer or geographic location. We continually monitor returns and maintain a provision for estimated returns based upon historical experience and any specific issues identified. While returns have historically been within our expectations and the provisions established, future return rates may differ from those experienced in the past. In the event that our products are performing poorly in the retail market and/or we experience product damages or defects at a rate significantly higher than our historical rate, the resulting credit returns could have an adverse impact on the operating results for the period or periods in which such returns occur.

        Bad Debt.    We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by a review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues identified. While such credit losses have historically been within our expectations and the provisions established, future credit losses may differ from those experienced in the past.

        Inventories.    Inventories are stated at the lower of average cost, including any applicable duty and freight charges, or market. We reserve for estimated obsolescence or unmarketable inventory equal to the difference between the average cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, increased inventory reserves may be required.

        Long-lived Asset Impairment.    We test for asset impairment of property, plant and equipment and intangibles other than trade names whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable from estimated future cash flows. We apply Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in order to determine whether or not an asset is impaired. When undiscounted cash flows estimated to be generated through the operations of our company-owned full price retail stores are less than the carrying value of the underlying assets, impairment losses are recorded in selling and distribution expenses. Should actual results or market conditions differ from those anticipated, additional losses may be recorded. We recorded impairment losses of $1.9 million and $170,000 in fiscal years 2008 and 2007, respectively.

        Impairment of Goodwill and Trade names.    We evaluate goodwill for impairment annually by comparing the fair value of the reporting unit to its recorded value. The fair value of our reporting units is estimated using market comparable information. Based on the analysis, if the estimated fair value of each reporting unit exceeds the recorded value of the reporting unit, no impairment loss is recognized. We evaluate trade names annually by comparing the fair value of the asset to its recorded value. The fair value of the asset is estimated using discounted cash flow methodologies. In the fourth quarter of fiscal years 2008 and 2007, we performed the required annual impairment tests and determined that no goodwill impairment existed. We recorded impairment losses of $7.9 million in fiscal 2008 related to our MICHELE and ZODIAC trade names. No trade name impairment losses were recorded in 2007.

        Income Taxes.    We record valuation allowances against our deferred tax assets, when necessary, in accordance with SFAS No. 109, Accounting for Income Taxes. Realization of deferred tax assets (such as net operating loss carryforwards) is dependent on future taxable earnings and is therefore uncertain. At least quarterly, we assess the likelihood that our deferred tax asset balance will be recovered from future taxable income. To the extent we believe that recovery is not likely, we establish a valuation allowance against our deferred tax asset, increasing our income tax expense in the period such determination is made. In addition, we have not recorded U.S. income tax expense for foreign earnings that we have determined to be indefinitely reinvested. On an interim basis, we estimate what our effective tax rate will be for the full fiscal year. The estimated annual effective tax rate is then applied to the year-to-date pre-tax income excluding significant or infrequently occurring items, to determine the year-to-date tax expense. The income tax effects of infrequent or unusual items are recognized in the interim period in which they occur. As the fiscal year progresses, we continually refine our estimate based upon actual events and earnings by jurisdiction during the year. This continual estimation process periodically results in a change to our expected effective tax rate for the fiscal year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision equals the expected annual rate excluding the impact of infrequent or unusual items.

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

New Accounting Standards

        In May 2008, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States ("GAAP"). SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect the adoption of SFAS 162 to have a material impact on our consolidated results of operations or financial condition.

        In April 2008, the FASB issued FASB Staff Position ("FSP") No. 142-3, Determination of the Useful Life of Intangible Assets ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). The intent of FSP 142-3 is to improve the consistency between the deemed useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. We do not expect the adoption of FSP 142-3 to have a material impact on our consolidated results of operations or financial condition.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133, ("SFAS 161"). SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities aimed at improving the transparency of financial reporting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect the adoption of SFAS 161 to have a material impact on our consolidated results of operations or financial condition.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141(R)"). SFAS 141(R) establishes principles and requirements for how the acquiror in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date. SFAS 141(R) significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs and restructuring costs. In addition, under SFAS 141(R), changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. The provisions of this standard will apply to any acquisitions we complete on or after December 15, 2008.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statement, an amendment of "ARB" No. 51 ("SFAS 160"). SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. The provisions of the standard will be effective for us beginning in fiscal year 2009. We are currently evaluating the effect of adopting SFAS 160, but do not expect it to have a material impact on our consolidated results of operations or financial condition.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 introduces the fair value option, which permits entities to choose to measure eligible financial instruments at fair value at specified election dates. The entity will report unrealized gains and losses on the items on which it has elected the fair value option in earnings. SFAS 159 was effective beginning in fiscal year 2008. The adoption of SFAS 159 did not have a material impact on our consolidated results of operations or financial condition.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 provides guidance for using fair value to measure assets and liabilities. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007; however, the effective date of SFAS 157 was delayed by the FASB for nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The delayed provisions of this standard will be effective for us in fiscal year 2009. We do not expect the adoption of the delayed provisions of SFAS 157 to have a material impact on our consolidated results of operations or financial condition.

Results of Operations

        The following table sets forth, for the periods indicated, (i) the percentages of our net sales represented by certain line items from our consolidated statements of income and comprehensive income and (ii) the percentage changes in these line items between the fiscal years indicated:

Fiscal Year	2008	Percentage change from 2007	2007	Percentage change from 2006	2006
Net sales	100.0%	10.5%	100.0%	18.0%	100.0%
Cost of sales	46.2	6.0	48.2	14.2	49.8

Gross profit	53.8	14.7	51.8	21.9	50.2
Operating expenses	40.8	16.2	38.8	14.4	40.0

Operating income	13.0	10.3	13.0	51.2	10.2
Interest expense	0.0	*	0.0	*	0.3
Other (expense) income—net	(1.0)	*	0.1	*	(0.1)

Income before income taxes	12.0	1.0	13.1	57.9	9.8
Income taxes	3.2	(20.1)	4.5	55.9	3.4

Net income	8.8%	12.0%	8.6%	58.9%	6.4%

*
not meaningful

        The following table sets forth our consolidated net sales by segment, and components of certain segments, and the percentage of net sales related to each respective segment, and components of certain segments, for the fiscal years indicated:

	Amounts in millions			Percentage of total
Fiscal Year	2008	2007	2006	2008	2007	2006
International wholesale:
Europe	$530.0	$483.9	$378.7	33.5%	33.8%	31.2%
Other	271.2	233.2	171.8	17.1	16.2	14.1

Total international wholesale	801.2	717.1	550.5	50.6	50.0	45.3
United States wholesale:
Watch products	265.4	251.4	239.0	16.8	17.6	19.7
Other products	207.3	209.2	203.7	13.1	14.6	16.8

Total United States wholesale	472.7	460.6	442.7	29.9	32.2	36.5
Direct to consumer	309.3	255.3	220.8	19.5	17.8	18.2

Total net sales	$1,583.2	$1,433.0	$1,214.0	100.0%	100.0%	100.0%

Fiscal 2008 Compared to Fiscal 2007

        Net Sales.    The following table is intended to illustrate by factor the total year-over-year percentage change in sales by segment and on a consolidated basis:

Fiscal 2008 Compared to Fiscal 2007

	Exchange Rates	Organic Growth	Total Change
Europe wholesale	2.7%	6.8%	9.5%
Other international wholesale	2.3	14.0	16.3
United States wholesale	—	2.6	2.6
Direct to consumer	(1.1)	22.3	21.2
Total	1.1%	9.4%	10.5%

        European Wholesale Net Sales.    The following discussion excludes the impact on sales growth attributable to foreign currency rate changes as noted in the above table. Shipments from our European wholesale segment expanded in fiscal year 2008 as a result of sales volume growth in licensed brand watches, FOSSIL jewelry and watches, and to a lesser extent, leather goods and licensed brand jewelry. We experienced growth across most of our major licensed brand watch businesses with EMPORIO ARMANI, MICHAEL KORS and DIESEL, increasing 5.5%, 101.4% and 11.0% in fiscal year 2008, respectively. These sales increases were partially offset by a sales volume decline in DKNY® watches of 8.6% that we attribute to a moderating consumer response to core styles within the assortment. We have recently made adjustments within the DNKY product assortment and expect the line to contribute to future sales growth in this segment. We believe the overall growth in our other licensed watch brands represents the results of our continuous efforts to provide innovative styling that differentiates us from our competitors as well as the increased consumer awareness and acceptance of these recognizable global fashion brands over more regional or local brands that we compete against. Whereas EMPORIO ARMANI and DIESEL watches have been distributed in our European wholesale segment for some time, the growth in our MICHAEL KORS watch business is primarily related to the introduction of this brand in 2007 and continued door growth throughout 2008. FOSSIL jewelry, watch and leather sales rose 12.9%, 5.5% and 27.1% in fiscal year 2008, respectively. We believe this growth is the result of consumers' positive response to our repositioning of the brand towards a unique modern vintage styling and aspirational viewpoint as well as increased brand awareness generated by the accelerated growth in our European retail store base. The bulk of our leather business has historically been distributed through the U.S. department store channel. However, we have been able to expand the presence of this business in Europe through some of our wholesale partners based upon the visibility and success of this product category within our own retail stores. Licensed brand jewelry sales rose primarily as a result of the introduction of DKNY jewelry that commenced in the third quarter of 2008. DKNY jewelry contributed $4.6 million to sales during fiscal year 2008 but was partially offset by a planned decrease of 25.7% in ARMANI jewelry as we were updating the line to stainless steel. Overall, we foresee the jewelry category as one of our strongest growth opportunities globally.

        Other International Wholesale Net Sales.    The following discussion excludes the impact on sales growth attributable to foreign currency rate changes as noted in the above table. Other international wholesale sales include sales from our Asia Pacific, Mexico and Canada subsidiaries and export sales from the United States. The increase in wholesale shipments from our other international segment in fiscal year 2008 was the result of sales volume growth from our licensed brand and FOSSIL watches as well as increased penetration of our jewelry businesses. Increased licensed brand watch net sales were primarily attributable to EMPORIO ARMANI, DIESEL and MICHAEL KORS increasing 20.8%, 17.3% and 131.0% in fiscal year 2008, respectively, partially offset by a 10.1% decrease in DKNY. The decrease in our DKNY watch business was for similar reasons as explained above for our European wholesale segment. As the penetration levels of most of our businesses distributed in this region are much lower than those levels experienced in our U.S. and European wholesale markets, our growth in the other international segment is primarily related to market share expansion in existing doors and growth in new doors as well as the recent expansion of our businesses into China, India and Korea. In the Asia Pacific region, our concession model allows us to essentially operate the space within our customers' stores, thereby permitting us to control merchandising, inventory levels, build-out and branding decisions, and more importantly, the interaction with the end consumer. We believe the productivity of this model has allowed us to gain market share in our customers' stores in comparison to our competitors. Additionally, introduction of new businesses including MICHAEL KORS watches and OYZTERBAY®, a regionally recognized jewelry brand in India acquired in the first half of the year, and DKNY jewelry contributed a combined $8.3 million in net sales during fiscal year 2008.

        Our European and other international wholesale net sales grew to represent 62.3% of our global wholesale activities in fiscal year 2008 and represent our largest opportunity for continued wholesale expansion on a constant dollar basis. We believe our diverse global distribution network, including owned distribution in 23 countries, combined with our design and marketing capabilities, will allow us to continue to take shelf space from lesser known local and regional brands as we continue to increase brand awareness through the growth of our retail stores and introduction of new websites in many of the countries in which we operate. We also believe that the recent expansion of our businesses into new markets will add to our growth in our international wholesale business segments.

        United States Wholesale Net Sales.    During fiscal year 2008, the increase in wholesale watch shipments in the United States was the result of sales volume growth in licensed brand and MICHELE watches, partially offset by a sales volume decrease in FOSSIL watches. Licensed brand watch sales included a 108.4% increase from MICHAEL KORS and a 33.9% increase from EMPORIO ARMANI. We attribute the increases for both of these businesses to further penetration of the lines in the department store channel and new doors being added for MICHAEL KORS. These increases were partially offset by DKNY watches, which experienced a 25.3% net sales volume decline. MICHELE watch sales volume rose 20.8% during fiscal year 2008, primarily as a result of a significant reduction in the level of returns experienced during the year as compared to the prior fiscal year. The increased level of returns in fiscal 2007 was primarily driven by an accommodation made to ship more newness and by the manner in which product was shipped. Watch heads and straps were shipped assembled together as a complete watch rather than being shipped separately. As a result, end of season fashion watches had to be returned to change the straps to current fashion colors. The FOSSIL watch business represents the highest penetration level of our fashion watch brands within the moderate department store environment. As a result, its growth is mostly predicated on the overall performance of the moderate department store channel. We believe the 6.1% net sales decline in FOSSIL watches to be representative of the deteriorating economic conditions in the United States throughout 2008, which has resulted in lower traffic levels in department stores and an overall decline in department store sales during the year.

        Wholesale shipments from our other products category in the United States, which primarily includes handbags, small leather goods, belts, sunglasses, jewelry and cold weather accessories, decreased 0.9% during fiscal year 2008. This decrease is attributable to sales volume declines in FOSSIL men's and women's leather categories of 24.7% and 2.9%, respectively, and a decrease in RELIC eyewear net sales of 26.5%. These declines were mostly offset by a 28.4% increase in RELIC women's handbags and a 138.6% increase in FOSSIL accessory jewelry that was introduced in the fourth quarter of 2007. The sales volume decreases in our FOSSIL men's and women's leather categories are indicative of a weak, highly promotional retail environment that resulted in increased levels of markdown contributions within the United States moderate department store channel, and negatively impacted our sales. Similar to our FOSSIL watch business, our leather goods products are primarily distributed through the moderate department store channel. Sales volume decreases in RELIC eyewear were principally related to a reduction in market share due to a contraction in the number of displays within one of our major customers in 2008 as compared to 2007. However, our RELIC handbag line has continued to be a top performer within its distribution channel. We believe this business benefited from its relative value proposition and consumers selectively shopping for lower-priced goods as the economy softened throughout the year.

        Direct to Consumer Net Sales.    The following discussion excludes the impact on sales growth attributable to foreign currency rate changes as noted in the above table. Net sales from our direct to consumer segment increased 22.3% during fiscal year 2008 principally the result of a 28.5% increase in the average number of stores open during the year and comparable store sales increases of 2.3%. Additionally contributing to our growth in the direct to consumer segment were our e-commerce businesses, that grew 22.9% during fiscal year 2008. This growth is attributable to increased sales from our German website that was launched during the second half of 2007, and to a lesser extent, a 6.5% increase in our United States based e-commerce business. Comparable store sales related to our full price accessory concept, which is our growth engine in this segment, increased by 2.1% globally while our global outlet stores experienced comparable store sales growth of 5.8% during fiscal year 2008.

        We ended fiscal year 2008 with 324 stores, including 191 full price accessory stores, 104 of which are located outside the United States, 82 outlet locations, including 8 outside the United States, 33 apparel stores and 18 multi-brand stores. This compares to 244 stores at the end of fiscal 2007, which included 113 full price accessory stores, 55 located outside the United States, 80 outlet locations, including 6 outside the United States, 33 apparel stores and 18 multi-branded stores. During fiscal year 2008, we opened 84 new stores, including 79 full-price accessory stores, and closed 4 stores. During fiscal 2009, we plan to open 40 to 50 stores, concentrating on our full price accessory concept. We expect 90% of these new store openings to be outside of the United States.

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

        Gross Profit.    Gross profit increased by 14.7% to $851.2 million in fiscal year 2008 with gross profit margin expanding by 200 basis points to 53.8% compared to 51.8% in the prior fiscal year. The gross profit margin improvement was principally the result of an increase in the sales mix of our higher margin direct to consumer and international wholesale segments and an approximate 40 basis point improvement relating to the average weaker United States dollar compared to fiscal year 2007. Gross profit margin also improved as a result of our internal initiative, begun in late 2007, to lower our product cost on newly developed styles. Based upon the current prevailing rate of the United States dollar against currencies in other countries in which we operate, we expect our gross profit margin to be negatively impacted during the first nine months of fiscal year 2009 in comparison to the comparable prior year period. We anticipate the decline in gross profit margin relative to currency to be partially offset by an increase in sales mix from our direct to consumer segment that generates gross profit margins significantly higher than our historical consolidated gross profit margin.

        Our consolidated gross profit margin is impacted by our diversified business model that includes but is not limited to: (i) a significant number of product categories we distribute, (ii) the multiple brands we offer within many of these categories, (iii) the geographical presence of our businesses, and (iv) the different distribution channels we sell to or through. The components of this diversified business model produce varying ranges of gross profit margin. Generally, on an historical basis, our fashion branded watch, jewelry and sunglass offerings produce higher gross profit margins than our leather goods categories. In addition, in most product categories that we offer, brands with higher retail price points generally produce higher gross profit margins compared to those of lower retail priced brands. From a segment standpoint, our direct to consumer business generally produces the highest gross profit margin as a result of these sales being direct to the ultimate consumer. Gross profit margins related to sales in our international wholesale segment are historically lower than our direct to consumer segment, but historically higher than our United States wholesale segment primarily due to the following factors: (i) overall retail prices for comparable product sold in the United States are generally higher in our international businesses as a result of less competitive fashion and designer brands being offered in these markets; (ii) the product sales mix in our international wholesale segment, in comparison to our United States wholesale segment, is comprised more predominantly of watches and jewelry that generally produce higher gross profit margins than leather goods; and (iii) the watch sales mix in our international wholesale segment, in comparison to our United States wholesale segment, is comprised more predominantly of higher priced licensed brands.

        Operating Expenses.    Total operating expenses of $645.4 million represent an increase of $89.8 million in comparison to the prior year and as a percentage of sales increased to 40.8% in fiscal year 2008 as compared to 38.8% in the prior fiscal year. Fiscal year 2008 operating expenses included approximately $7.3 million related to the translation impact of foreign-based expenses due to an average weaker U.S. dollar on a comparable year-over-year basis and approximately $10.6 million of non-cash charges related to the write-down of certain other than temporary investment, fixed asset, and intangible asset impairments. Fiscal year 2007 operating expenses included approximately $13.1 million related to our completed equity grant review. See Fiscal 2007 Compared to Fiscal 2006 Operating Expenses. Additionally, the increase in operating expenses in fiscal year 2008 included an approximately $51 million increase in our direct to consumer segment an approximately $36 million increase in operating expenses related to our wholesale businesses. The increase in our direct to consumer operating expenses primarily relates to the impact of the direct operating costs associated with a net 80 new stores opened during fiscal year 2008, the expansion of our back office infrastructure to support a significantly higher number of stores opened globally and expenses associated with the expansion of our e-commerce and catalog operations. Operating expenses as a percentage of sales, excluding the impact of asset impairment charges and currency in fiscal year 2008 and expenses associated with our completed equity grant review in fiscal year 2007, increased 220 basis points compared to fiscal year 2007. Approximately $5 million, or 35 basis points, of this increase is due to the higher mix of direct to consumer expenses which partially offset the benefit of a higher gross margin resulting from increasing direct to consumer sales. An additional $29.0 million in expenses, or 185 basis points, is related to our expenses growing at a slightly higher rate than sales primarily due to lower forth quarter sales than originally projected and the expansion of our retail back office infrastructure during fiscal year 2008. For fiscal year 2009, we expect our operating expenses as a percentage of sales to increase due to new retail door growth anticipated for 2009 and the full year operating expense impact of the net 80 stores opened during fiscal year 2008.

        The following table sets forth consolidated operating expenses by segment and as a percentage of net sales related to each respective segment for the periods indicated.

	Amounts in millions
	2008		2007
Fiscal Year	Operating Expense	% of Net Sales	Operating Expense	% of Net Sales
Europe wholesale	$170.5	32%	$144.2	30%
Other international wholesale	75.8	28	64.4	28
United States wholesale	144.4	31	141.7	31
Direct to consumer	183.4	59	131.6	52
Corporate	71.3	—	73.6	—

Total	$645.4	41%	$555.5	39%

        Operating Income.    Operating income increased 10.3% to $205.8 million in fiscal year 2008 to $186.5 million in fiscal year 2007. Operating income margin remained unchanged at 13.0% in fiscal year 2008 as compared to the prior year as increased gross profit margin was offset by an increase in operating expenses as a percentage of net sales. Operating income included approximately $6.7 million of net currency gains in fiscal year 2008 related to the translation of foreign-based sales and expenses into United States dollars.

        Other (Expense) Income—Net.    Other (expense) income—net primarily reflects interest income from investments, foreign currency transaction gains or losses, minority interest expense of our majority-owned consolidated subsidiaries and equity in the earnings or losses of our non-consolidated joint venture in Spain. During fiscal year 2008, other (expense) income—net increased unfavorably by approximately $17.7 million as compared to fiscal year 2007, primarily driven by increased foreign currency transaction losses partially offset by forward contract gains. As the U.S. dollar strengthened during the second half of fiscal year 2008, we recognized currency losses related to foreign currency payable balances denominated in U.S. dollars. Although we hedge a portion of our U.S. dollar denominated payables, primarily for those subsidiaries with related exposure to the Euro or British Pound, we have not historically entered into forward contracts for our other, generally smaller international subsidiaries, due to the unpredictable nature of such subsidiaries' cash flows.

        Income Taxes.    Our effective income tax rate was 27.1% during fiscal year 2008 compared to 34.3% in fiscal year 2007. The lower effective tax rate in fiscal year 2008 is primarily attributable to the recognition of previously unrecognized income tax benefits in connection with the completion of prior year income tax audits. Additionally, when excluding the recognition of previously unrecognized income tax benefits in connection with completed prior year audits, our effective tax rate for fiscal year 2008 would have been 1,100 basis points higher.

Fiscal 2007 Compared to Fiscal 2006

        Net Sales.    The following table is intended to illustrate by factor the total year-over-year percentage change in net sales by segment and on a consolidated basis:

	Exchange Rates	Acquisitions	Organic Growth	Total Change
Europe wholesale	10.9%	—%	16.9%	27.8%
Other international wholesale	2.3	0.6	32.8	35.7
United States wholesale	—	—	4.0	4.0
Direct to consumer	1.7	—	13.9	15.6
Total	4.0%	0.1%	13.9%	18.0%

Fiscal year 2007 was a 52 week year as compared to a 53 week year for fiscal 2006. We estimate the extra week increased net sales and operating expenses by approximately $16.0 million and $5.0 million, respectively, during fiscal year 2006.

        European Wholesale Net Sales.    The following discussion excludes the impact on sales growth attributable to foreign currency rate changes which are in the above table. European wholesale sales growth in fiscal year 2007 was led by a 22.9% increase in licensed brand watches as a result of sales volume growth from our EMPORIO ARMANI, DKNY, DIESEL and MICHAEL KORS lines, partially offset by a decrease in sales volume growth from our ADIDAS line. The decrease in ADIDAS sales volume in fiscal year 2007 was due to the anniversarying of the launch of the line in 2006. Consistent growth of these licensed brands, many of which have been distributed in the European market for eight to ten years, exemplified our ability to continually provide innovative styling and build consumer awareness and acceptance of these recognizable fashion brands. Our FOSSIL watch and jewelry businesses also experienced significant growth in fiscal year 2007, increasing approximately 16.9% and 17.0%, respectively. We believe the performance of our FOSSIL watch business in Europe is the result of the consumers' positive response to the repositioning of the brand, including its unique modern vintage styling and aspirational viewpoint. The FOSSIL jewelry performance in fiscal year 2007 was primarily related to the sales volume growth of the line within Germany, where it was initially launched in 2001, and the continued roll-out of the line to other European countries. We further believe the FOSSIL brand performance in the wholesale channel was attributable to the growth in our retail store base during fiscal year 2007 which furthered the awareness of the brand throughout the marketplace.

        Other International Wholesale Net Sales.    The following discussion excludes the impact on sales growth attributable to foreign currency rate changes and acquisitions which are in the above table. Our other international segment grew rapidly as we expanded into new markets and increased penetration of our brands in existing markets. Sales volume increases from licensed brands and FOSSIL watches in addition to our recent expansion of our owned presence in China were the primary drivers of growth in fiscal year 2007. Sales of licensed watches increased 35.3% in fiscal year 2007 and were principally driven by our ARMANI, DKNY, DIESEL and BURBERRY brands. We also experienced significant growth in our FOSSIL watch line and our jewelry business, which grew 30.2% and 41.0%, respectively. Our concession concept in the Asia-Pacific region continues to build awareness for our brands and allowed us to gain market share within the department store environment.

        United States Wholesale Net Sales.    United States wholesale watch sales increased 5.2% in fiscal year 2007 primarily due to sales volume growth from licensed brand watches and to a lesser extent RELIC and mass market watches, partially offset by decreases in FOSSIL brand watch sales. Licensed watch sales increased by 28.9% in fiscal year 2007 and were primarily attributable to the continued roll-out of MICHAEL KORS and MARC BY MARC to additional department store doors and increased penetration of BURBERRY and DIESEL watches. The merger of Federated Department

Stores and May Company resulted in additional shelf space for our licensed brands, primarily due to Macy's expanding the presence of these brands beyond levels experienced in the former May Company stores. RELIC brand watch sales increased 14.0% in fiscal year 2007 and we believe this growth was attributable to new styles introduced during 2007 that are gaining market share at both JCPenney and Kohl's. In fiscal year 2007, we experienced an 8% gain in wholesale shipments of private label products to the mass distribution channel. We attribute our growth in the mass distribution channel to further penetration of the private label products we support. FOSSIL watch sales decreased approximately 6.8% in fiscal year 2007. However, excluding sales to the off-price channel during fiscal year 2007 and fiscal year 2006, FOSSIL watch sales were flat. However, we experienced a sequential quarterly improvement in wholesale shipments of FOSSIL watches during fiscal year 2007 and the brand performed well within the department store environment during the difficult holiday period. We believe the repositioning of the brand during fiscal years 2006 and 2007, including its unique modern vintage styling and aspirational viewpoint, resonated well with consumers. We believe the performance of FOSSIL watches was negatively impacted during the fourth quarter of fiscal year 2007 as a result of production delays and disruptions caused by the launch of our new e-commerce platform.

        Net sales in our other United States products category increased 2.7% in fiscal year 2007. This increase included $3.6 million and $1.6 million from the launch of our FOSSIL accessories jewelry line and cold weather category, respectively, during the second half of fiscal year 2007. Additionally, we experienced sales volume growth in FOSSIL handbags, RELIC leather goods and our sunglasses business in fiscal year 2007. These increases were partially offset by sales declines in our small leather goods and belt categories of 15.9% and 39.9%, respectively. We believe the decrease in our small leather goods and belt categories are attributable to reduced consumer interest in these categories. Our FOSSIL handbag business growth of 5.3% in fiscal year 2007 was primarily related to a solid holiday performance resulting in a 13.5% increase during the fourth quarter of fiscal year 2007. We began shipping new styles in the FOSSIL handbag line during the second half of fiscal year 2007, including a revamped core leather group geared towards the brand's new modern vintage styling and aspiration viewpoint. In addition, our handbag results were positively impacted by the introduction of FIFTY-FOUR FOSSIL handbags, a premium line priced from $250 to $450, that we launched during the third quarter of fiscal year 2007 to 50 Macy's and Dillard's doors. RELIC leather good sales increased 8.1% and were primarily attributable to sales volume growth in our handbag line with JCPenney and Kohl's. Sales from our sunglasses business rose 10.6% in fiscal year 2007 with solid results in both the FOSSIL and RELIC brands.

        Direct to Consumer Net Sales.    Net sales from our retail stores worldwide increased 15.6% during fiscal year 2007 as a result of a 20.4% increase in the average number of stores opened during the year and comparable store sales increases of 2.3%. Net sales from our e-commerce businesses increased 1.5% in fiscal year 2007 which is principally attributable to the September 2007 launch of our first commercial website outside the U.S., in Germany, which generated sales of $1.0 million, partially offset by a 3.3% decrease in our U.S. based e-commerce business. The 2.3% increase in comparable store sales was negatively impacted by a 3.4% comparable store sales decrease during the fourth quarter of fiscal year 2007. Factors that we believe negatively impacted our fourth quarter 2007 retail store results and e-commerce based business included production delays of several key advertised styles, disruptions caused by the launch of our new e-commerce platform and a generally weak U.S. retail environment resulting in decreased mall foot traffic. We experienced comparable store sales increases of 5.2% in our 70 full price accessory concept stores during fiscal year 2007. Since 2006, our new accessory stores reflect a redesign of our historical presentation to a more modern vintage image that focuses on a more aspirational lifestyle customer.

        At the end of fiscal year 2007, we operated 244 stores, including 113 full price accessory stores, 55 of which were outside the U.S., 80 outlet locations, including 6 outside the U.S., 33 apparel stores, and 18 multi-brand stores. This compares to 198 stores at the end of fiscal 2006, which included 73 full price accessory stores, 31 located outside the U.S., 78 outlet locations, including 4 outside the U.S., 32 apparel stores, and 15 multi-branded stores. We opened 53 new stores and closed 7 stores during the fiscal year 2007.

        Gross Profit.    Gross profit increased by 21.9% to $742.0 million in fiscal year 2007 with gross profit margin expanding by 160 basis points to 51.8% compared to 50.2% in fiscal year 2006. The improvement in margin included an approximate 140 basis point benefit related to the impact of a weaker U.S. dollar. Additionally, gross profit margin was favorably impacted by an increased sales mix of higher margin international sales, an increase in outlet store margins and positive results from our internal initiative to improve our gross profit margin. A reduction in the level of discontinued styles and excess inventory encountered in fiscal year 2007 in comparison to fiscal year 2006 allowed us to establish higher average prices in our outlet stores, leading to improved gross profit margins. Additionally, focus on improving our product costs and retail pricing on new styles began to positively impact our gross margin late in fiscal year 2007. These favorable increases in gross profit margin were partially offset by increased levels of lower margin sales to distributors, a slight increase in wholesale markdowns and slightly higher duty costs.

        Operating Expenses.    Total operating expenses increased $70.0 million to $555.5 million in fiscal year 2007 and included $13.1 million of one-time charges relating to our voluntary evaluation of our accounting for equity-based compensation, including the appropriateness of accounting measurement dates used to determine the amounts of compensation charges and related tax effects which have been previously disclosed in filings with the U.S. Securities and Exchange Commission in 2007 (the "Grant Review"). As a percent of sales, operating expenses decreased 120 basis points to 38.8% in fiscal year 2007 compared to 40.0% in fiscal year 2006. Excluding the impact of expenses related to the Grant Review, the increase in operating expenses was primarily driven by $16.1 million of expenses related to the translation impact of foreign-based expenses as a result of a weakening U.S. dollar and increased payroll, rent and facilities expenses, primarily associated with our retail store growth. Payroll expense increases were further impacted by increased costs attributable to our incentive cash and equity compensation plans and increased back office headcount to support our retail store growth. To a lesser extent, operating expenses increased in fiscal year 2007 as a result of new category launches and increases in certain variable expenses as a result of higher levels of sales.

        The following table sets forth consolidated operating expenses by segment and the percentage of net sales related to each respective segment for the periods indicated:

	Amounts in millions
	2007		2006
Fiscal Year	Operating Expense	% of Net Sales	Operating Expense	% of Net Sales
Europe wholesale	$144.2	30%	$133.5	35%
Other international wholesale	64.4	28	52.8	31
United States wholesale	141.7	31	141.7	32
Direct to consumer	131.6	52	94.2	43
Corporate	73.6	—	63.4	—

Total	$555.5	39%	$485.6	40%

        Operating Income.    Operating income increased 51.2% to $186.5 million in fiscal year 2007 compared to $123.3 million in fiscal year 2006. Operating income margin increased to 13.0% in fiscal year 2007 compared to 10.2% in fiscal year 2006. The increase in our operating income margin was favorably impacted by increased gross profit margin, operating expense leverage and $29.0 million of net currency gains related to the translation of foreign-based sales and expenses into U.S. dollars.

        Interest Expense.    Interest expense decreased by approximately $2.7 million to $0.9 million in fiscal year 2007 compared to $3.6 million in fiscal year 2006. This decrease is principally due to the payment of previously outstanding borrowings on our U.S.-based revolving line of credit at the end of fiscal year 2006. These borrowings were primarily used for common stock repurchases in late 2005 and early 2006 as well as capital expenditures.

        Other (Expense) Income—Net.    Other (expense) income—net increased favorably by approximately $2.9 million in fiscal year 2007 as a result of increased interest income resulting from higher levels of invested cash balances and increases in equity in the earnings of our non-consolidated joint venture. These favorable increases were partially offset by foreign currency transaction losses and increased minority interest expense.

        Income Taxes.    Our effective income tax rate was 34.3% during fiscal year 2007 compared to 34.7% in fiscal year 2006. The lower effective tax rate in fiscal year 2007 was primarily attributable to higher foreign income taxed at lower effective rates.

Effects of Inflation

        We do not believe that inflation has had a material impact on our results of operations for the periods presented. Substantial increases in costs, however, could have an impact on us and the industry. We believe that, to the extent inflation affects our costs in the future, we could generally offset inflation by increasing prices if competitive conditions permit.

Liquidity and Capital Resources

        Historically, our general business operations have not required substantial cash during the first quarter of our fiscal year. Generally, starting in the second quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our quarterly cash requirements are also impacted by the number of new stores we open. Our cash and cash equivalent balances as of the end of fiscal year 2008 decreased to $172 million in comparison to $255 million at the end of the prior fiscal year. Of the $172 million of cash and cash equivalents at fiscal year end 2008, $124 million was held in banks outside the United States. The decrease in our cash holdings is primarily the result of $113 million of cash used in financing activities and $82 million of cash used in investing activities, partially offset by $109 million of net cash generated from operating activities. Cash flows used in financing activities were primarily related to $106 million of common stock repurchases while cash used in investing activities was primarily related to fixed asset additions of $64 million. Cash flows generated from operating activities were principally driven by net income of $138 million, non-cash items of approximately $65 million, $18 million of cash from decreased accounts receivable balances, partially offset by $66 million of cash from decreased current liabilities and $46 million related to increased inventory balances.

        Accounts receivable at the end of fiscal year 2008 decreased by 9.5% to $206 million compared to $227 million at the end of fiscal year 2007, primarily due to a reduction in wholesale shipments during December 2008 versus December 2007 and a higher mix of direct to consumer segment sales. Average day's sales outstanding for our wholesale segments increased to 60 days in fiscal year 2008 from 57 days in the prior fiscal year primarily due to higher levels of international sales that generally result in longer collection cycles than those experienced in the U.S. Fiscal year 2008 ending inventory of $292 million represented a 17.5% increase compared to $248 million in the prior year. The increase in inventory was primarily due to lower fourth quarter sales than previously projected and an increase of $11.2 million in raw materials, work-in-process and in-transit inventories representing accelerated purchases and delivery of product as a result of the Chinese New Year occurring two weeks earlier in 2008 than 2007. Additionally, inventory increased by approximately $5.8 million due to the net increase of 80 retail stores opened since the end of fiscal year 2007.

        At the end of fiscal year 2008, we had working capital of $556 million compared to $546 million at the end of the prior fiscal year. We had approximately $5 million and $10 million of outstanding short-term borrowings at the end of fiscal year 2008 and fiscal year 2007, respectively, primarily related to local working capital lines of credit in Japan and the United Kingdom. In the second quarter of fiscal year 2008, our revolving credit facility for our UK subsidiary expired and was not renewed. At the end of fiscal year 2008 our outstanding borrowings in Japan were approximately $4.9 million. These borrowings are under two short-term credit facilities allowing for borrowings up to 450 million yen (approximately $4.9 million U.S. dollars based upon the fiscal year end 2008 yen exchange rate to the U.S. dollar), bearing interest at the Euroyen rate and Tokyo Interbank Offer Rate (approximately 1.68% and 1.09%, respectively at fiscal 2008 year-end). Borrowings under these Japanese facilities are due in May 2009.

        At the end of fiscal year 2008, we had no outstanding borrowings under our $140 million U.S. Short-Term Revolving Credit Facility ("U.S. Credit Facility") with Wells Fargo Bank, N.A. ("Wells Fargo") which bears interest at our option of (i) the LIBOR base rate (0.43% at fiscal 2008 year-end) plus 50 basis points, or (ii) the lesser of (a) the higher of Wells Fargo's prime rate (3.25% at fiscal 2008 year-end) plus 1.5%, (b) 3.0%, or (c) the maximum rate allowed by law. This facility has an expiration date in November 2009.

        At the end of fiscal year 2008, our wholly-owned subsidiary, Fossil Group Europe, Gmbh, had outstanding long-term borrowings in the form of a term note of $3.5 million. This note has a variable interest term with an interest rate of 3.25% at year-end fiscal 2008 with interest payments due quarterly. This note requires minimum principal payments of 100,000 Swiss Francs each year with no stated maturity and no penalties for early termination.

        During fiscal year 2009, we anticipate total capital expenditures of approximately $35 to $45 million principally to support new company-owned retail store openings, costs associated with the implementation of a SAP point of sale system for our company-owned retail stores and other general maintenance capital requirements. We believe that cash flow from operations combined with existing cash on hand and, if necessary, amounts available under our U.S. Credit Facility will be sufficient to fund our working capital needs and planned capital expenditures for the next twelve months.

Contractual Obligations

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(in thousands)
Contractual Obligations
Debt obligations(1)	$8,510	$4,989	$185	$185	$3,151
Minimum royalty payments(2)	212,850	53,087	88,726	68,980	2,057
Capital lease obligations	1,591	315	606	594	76
Operating lease obligations	377,616	57,999	105,733	82,602	131,282
Purchase obligations(3)	53,539	53,539	—	—	—
Uncertain tax positions(4)	900	900	—	—	—

Total contractual cash obligations	$655,006	$170,829	$195,250	$152,361	$136,566

(1)
Consists of borrowings in Japan and Switzerland excluding contractual interest payments that are variable in nature.

(2)
Consists of primarily exclusive licenses to manufacture watches and jewelry under trademarks not owned by us. Also includes amounts owed pursuant to various license and design service agreements under which we are obligated to pay the licensors a percentage of our net sales of these licensed products, subject to minimum scheduled royalty, design and advertising payments.

(3)
Consists primarily of outstanding letters of credit, which represent inventory purchase commitments that typically mature in one to eight months and open non-cancelable purchase orders.

(4)
Management has only included its current FIN 48 liability in the table above. The long-term amounts of $38.8 million have been excluded because the payment timing cannot be reasonably estimated.

Off Balance Sheet Arrangements

        None.

Selected Quarterly Financial Data

        The table below sets forth selected quarterly financial information. The information is derived from our unaudited consolidated financial statements and includes, in the opinion of management, all normal and recurring adjustments that management considers necessary for a fair statement of results for such periods. The operating results for any quarter are not necessarily indicative of results for any future period. Certain line items presented in the tables below, when aggregated, may not agree to the corresponding line items on the Company's Consolidated Statements of Income and Comprehensive Income for fiscal years 2008 and 2007 due to rounding.

Fiscal Year 2008	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA
Net sales	$356,184	$353,191	$409,760	$464,106
Gross profit	194,251	190,339	224,177	242,384
Operating expenses	145,136	155,378	160,439	184,427
Operating income	49,115	34,961	63,738	57,957
Income before income taxes	47,457	32,000	59,624	50,347
Provision for income taxes	17,240	6,863	23,153	4,075
Net income	30,217	25,137	36,471	46,272
Earnings per share:
Basic	0.44	0.37	0.54	0.70
Diluted	0.43	0.36	0.54	0.69
Gross profit as a percentage of net sales	54.5%	53.9%	54.7%	52.2%
Operating expenses as a percentage of net sales	40.7%	44.0%	39.2%	39.7%
Operating income as a percentage of net sales	13.8%	9.9%	15.6%	12.5%

Fiscal Year 2007	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA
Net sales	$304,825	$306,464	$358,582	$463,112
Gross profit	156,119	150,530	186,956	248,425
Operating expenses	123,564	127,414	138,502	166,065
Operating income	32,555	23,116	48,454	82,360
Income before income taxes	33,829	23,239	49,671	80,786
Provision for income taxes	8,797	8,567	19,218	27,683
Net income	25,032	14,672	30,453	53,103
Earnings per share:
Basic	0.37	0.22	0.45	0.77
Diluted	0.36	0.21	0.43	0.75
Gross profit as a percentage of net sales	51.2%	49.1%	52.1%	53.6%
Operating expenses as a percentage of net sales	40.5%	41.6%	38.6%	35.9%
Operating income as a percentage of net sales	10.7%	7.5%	13.5%	17.8%

        During the first three quarters of fiscal year 2008, we experienced double-digit percentage increases in net sales and net income in comparison to the corresponding prior fiscal year quarters. However, during the fourth quarter of fiscal year 2008, economic conditions deteriorated around the world and the U.S. dollar strengthened against other currencies of countries in which we operate. These two factors resulted in our comparable fourth quarter 2008 net sales growth slowing dramatically in comparison to the first three quarters of fiscal year 2008 and our reported net income decreased by 12.9% in comparison to the fourth quarter of fiscal year 2007. We expect that these deteriorating economic conditions will persist throughout 2009 and continue to negatively impact our ability to grow our sales and earnings at the pace we experienced prior to the fourth quarter of fiscal year 2008. Additionally, for the first three quarters of 2009, at the current prevailing foreign currency exchange rates between the U.S. dollar and other currencies of countries in which we operate, we expect our reported net sales, operating income and net income will be negatively impacted in comparison to the corresponding prior period results.

        While the majority of our products are not seasonal in nature, a significant portion of our net sales and operating income is generally derived in the second half of the year. Our third and fourth quarters, which include the "back to school" and Christmas season, have historically generated a significant portion of our annual operating income. The amount of net sales and operating income generated during the first quarter is affected by the levels of inventory held by retailers at the end of the Christmas season, as well as general economic conditions and other factors beyond our control. In general, lower levels of inventory held by retailers at the end of the Christmas season may have a positive impact on our net sales and operating income in the first quarter of the following year as a result of higher levels of restocking orders placed by retailers. We currently believe that our inventory levels at our major customers at the end of fiscal year 2008 were near their targeted inventory levels, however, we believe the current economic environment will negatively impact the level of orders we receive from many of our customers around the world in comparison to the first quarter of fiscal year 2008.

        Additionally, as we continue to grow in the direct to consumer segment, we believe we will continue to experience a greater percentage of our annual profits in the back half of the year. As a percent of sales, we believe operating expenses will be more significant in the first half of the year when due to seasonality, our sales volumes are lower while our carrying costs of stores opened during the prior year carry into the following year. In addition, new product launches would generally augment the sales and operating expense levels in the quarter the product launch takes place. The results of operations for a particular quarter may also vary due to a number of factors, including retail, economic and monetary conditions, timing of orders or holidays and the mix of products sold by us.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        As a multinational enterprise, we are exposed to changes in foreign currency exchange rates. Our most significant foreign currency risk relates to the Euro, British Pound, Swiss Franc and, to a lesser extent, the Australian Dollar, Canadian Dollar, Japanese Yen, Mexican Peso, Malaysian Ringitt and Singapore Dollar, as compared to the U.S. dollar. Due to our vertical nature whereby a significant portion of goods are sourced from our owned facilities, the foreign currency risks relate primarily to the necessary current settlement of intercompany inventory transactions. We employ a variety of operating practices to manage these market risks relative to foreign currency exchange rate changes and, where deemed appropriate, utilize foreign currency forward contracts. These operating practices include, among others, our ability to convert foreign currency into U.S. dollars at spot rates and to maintain U.S. dollar pricing relative to sales of our products to certain distributors located outside the U.S. The use of foreign currency forward contracts allows us to offset exposure to rate fluctuations because the gains or losses incurred on the derivative instruments will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. We use derivative instruments only for risk management purposes and do not use them for speculation or for trading. There were no significant changes in how we managed foreign currency transactional exposure in 2008 and management does not anticipate any significant changes in such exposures or in the strategies we employ to manage such exposure in the near future.

        At January 3, 2009, we had outstanding foreign exchange contracts to sell 85.2 million Euro for approximately $119.2 million, expiring through June 2010, approximately 1.3 billion Japanese Yen for $14.3 million, expiring through December 2009, approximately 5.5 million British Pounds for $10.7 million, expiring through April 2009 and approximately 3.0 million Australian Dollars for $2.7 million, expiring February 2009. If we were to settle our Euro, Japanese Yen, British Pound and Australian Dollar based contracts at fiscal year-end 2008, the net result would be a net gain of approximately $1.0 million, net of taxes. Exclusive of these outstanding foreign exchange contracts or other operating or financing activities that may be employed by us, a measurement of the unfavorable impact of a 10 percent change in the Euro, British Pound and Swiss Franc as compared to the U.S. dollar on our operating profits and stockholders' equity is presented in the following paragraph.

        At fiscal year-end 2008, a 10% unfavorable change in the U.S. dollar against the Euro, British Pound and Swiss Franc involving balance sheet transactional exposures would have reduced net pre-tax income by $8.4 million. The translation of the balance sheets of our European, United Kingdom and Switzerland-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. At fiscal year-end 2008, a 10% unfavorable change in the exchange rate of the U.S. dollar against the Euro, British Pound and Swiss Franc would have reduced consolidated stockholders' equity by approximately $23.0 million. In the view of management, the risks associated with exchange rate changes in other currencies we have exposure to are not material and these hypothetical losses resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position, results of operations or cash flows.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Fossil, Inc.
Richardson, Texas

        We have audited the accompanying consolidated balance sheets of Fossil, Inc. and subsidiaries (the "Company") as of January 3, 2009 and January 5, 2008, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended January 3, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fossil, Inc. and subsidiaries as of January 3, 2009 and January 5, 2008, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, effective January 7, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, which established new accounting and reporting standards for uncertainty in income taxes recognized in financial statements.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 3, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2009, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
March 4, 2009

FOSSIL, INC.

CONSOLIDATED BALANCE SHEETS

AMOUNTS IN THOUSANDS

Fiscal Year	2008	2007
Assets
Current assets:
Cash and cash equivalents	$172,012	$255,244
Securities available for sale	6,436	12,626
Accounts receivable—net	205,973	227,481
Inventories—net	291,955	248,448
Deferred income tax assets—net	27,006	24,221
Prepaid expenses and other current assets	60,084	56,797

Total current assets	763,466	824,817
Investments	13,011	13,902
Property, plant and equipment—net	207,328	186,042
Goodwill	43,217	45,485
Intangible and other assets—net	60,274	52,382

Total assets	$1,087,296	$1,122,628

Liabilities and Stockholders' Equity
Current liabilities:
Short term debt	$5,271	$9,993
Accounts payable	91,027	111,015
Accrued expenses:
Compensation	34,091	44,224
Royalties	17,078	22,524
Co-op advertising	21,869	17,769
Other	30,306	32,833
Income taxes payable	7,327	40,049

Total current liabilities	206,969	278,407
Long-term income taxes payable	38,784	38,455
Deferred income tax liabilities	22,880	16,168
Long-term debt	4,733	3,452
Other long term liabilities	8,567	8,357

Total long-term liabilities	74,964	66,432
Minority interest in subsidiaries	3,219	6,127
Stockholders' equity:
Common stock, 66,502 and 69,713 shares issued for 2008 and 2007, respectively	665	697
Additional paid-in capital	81,905	88,000
Retained earnings	695,427	646,492
Accumulated other comprehensive income	24,147	36,473

Total stockholders' equity	802,144	771,662

Total liabilities and stockholders' equity	$1,087,296	$1,122,628

See notes to the consolidated financial statements.

FOSSIL, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA

Fiscal Year	2008	2007	2006
Net sales	$1,583,242	$1,432,984	$1,213,965
Cost of sales	732,091	690,953	605,046

Gross profit	851,151	742,031	608,919
Operating expenses:
Selling and distribution	489,600	398,602	357,813
General and administrative	155,781	156,944	127,781

Total operating expenses	645,381	555,546	485,594

Operating income	205,770	186,485	123,325
Interest expense	555	890	3,554
Other (expense) income—net	(15,786)	1,931	(976)

Income before income taxes	189,429	187,526	118,795
Provision for income taxes	51,332	64,265	41,213

Net income	$138,097	$123,261	$77,582

Other comprehensive income (loss), net of taxes:
Currency translation adjustment	(18,790)	20,215	13,758
Unrealized (loss) gain on securities available for sale	(749)	(707)	47
Forward contracts hedging intercompany foreign currency payments—change in fair values	7,213	(3,060)	(1,456)

Total comprehensive income	$125,771	$139,709	$89,931

Earnings per share:
Basic	$2.05	$1.81	$1.15

Diluted	$2.02	$1.75	$1.13

Weighted average common shares outstanding:
Basic	67,525	68,213	67,177

Diluted	68,323	70,333	68,817

See notes to the consolidated financial statements.

FOSSIL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AMOUNTS IN THOUSANDS

						Accumulated other comprehensive income (loss)
	Common stock
							Unrealized gain (loss) on securities available for sale	Unrealized gain (loss) on forward contracts
	Shares	Par value	Additional paid-in capital	Treasury stock	Retained earnings	Cumulative translation adjustment			Deferred compensation	Total stockholders' equity
Balance, December 31, 2005	68,319	$683	$47,675	$—	$475,504	$6,586	$(28)	$1,118	$(5,221)	$526,317
Common stock issued upon exercise of stock options	710	7	5,109	—	—	—	—	—	—	5,116
Tax benefit derived from stock-based compensation	—	—	1,474	—	—	—	—	—	—	1,474
Repurchase and retirement of common stock	(1,312)	(13)	(2,207)	—	(23,710)	—	—	—	—	(25,930)
Restricted stock issued in connection with deferred compensation plan	77	1	(1)	—	—	—	—	—	—	—
Restricted stock forfeiture put to treasury	—	—	1,337	(1,337)	—	—	—	—	—	—
Share-based compensation expense	—	—	5,293	—	—	—	—	—	—	5,293
Reclass due to SFAS No. 123R implementation	—	—	(5,221)	—	—	—	—	—	5,221	—
Net income	—	—	—	—	77,582	—	—	—	—	77,582
Unrealized gain on marketable investments	—	—	—	—	—	—	47	—	—	47
Currency translation adjustment	—	—	—	—	—	13,758	—	—	—	13,758
Forward contracts hedging intercompany foreign currency payments—change in fair values	—	—	—	—	—	—	—	(1,456)	—	(1,456)

Balance, January 6, 2007	67,794	678	53,459	(1,337)	529,376	20,344	19	(338)	—	602,201

Common stock issued upon exercise of stock options
and stock appreciation rights	2,330	23	28,414	623	—	—	—	—	—	29,060
Tax benefit derived from stock-based compensation	—	—	17,727	—	—	—	—	—	—	17,727
Repurchase and retirement of common stock	(498)	(5)	(18,783)	2,579	—	—	—	—	—	(16,209)
Restricted stock issued in connection with deferred compensation plan	87	1	(1)	—	—	—	—	—	—	—
Restricted stock forfeiture put to treasury	—	—	1,035	(1,865)	—	—	—	—	—	(830)
Share-based compensation expense	—	—	6,149	—	—	—	—	—	—	6,149
FIN 48 adoption	—	—	—	—	(6,145)	—	—	—	—	(6,145)
Net income	—	—	—	—	123,261	—	—	—	—	123,261
Unrealized loss on securities available for sale	—	—	—	—	—	—	(707)	—	—	(707)
Currency translation adjustment	—	—	—	—	—	20,215	—	—	—	20,215
Forward contracts hedging intercompany foreign currency payments—change in fair values	—	—	—	—	—	—	—	(3,060)	—	(3,060)

Balance, January 5, 2008	69,713	697	88,000	—	646,492	40,559	(688)	(3,398)	—	771,662

Common stock issued upon exercise of stock options and stock appreciation rights	326	3	4,142	764	—	—	—	—	—	4,909
Tax expense derived from stock-based compensation	—	—	(447)	—	—	—	—	—	—	(447)
Repurchase and retirement of common stock	(3,660)	(36)	(17,353)	678	(89,162)	—	—	—	—	(105,873)
Restricted stock issued in connection with deferred compensation plan	123	1	(1)	—	—	—	—	—	—	—
Restricted stock forfeiture put to treasury	—	—	311	(1,442)	—	—	—	—	—	(1,131)
Share-based compensation expense	—	—	7,253	—	—	—	—	—	—	7,253
Net income	—	—	—	—	138,097	—	—	—	—	138,097
Unrealized loss on securities available for sale	—	—	—	—	—	—	(749)	—	—	(749)
Currency translation adjustment	—	—	—	—	—	(18,790)	—	—	—	(18,790)
Forward contracts hedging intercompany foreign currency payments—change in fair values	—	—	—	—	—	—	—	7,213	—	7,213

Balance, January 3, 2009	66,502	$665	$81,905	$—	$695,427	$21,769	$(1,437)	$3,815	$—	$802,144

See notes to consolidated financial statements

FOSSIL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

AMOUNTS IN THOUSANDS

Fiscal Year	2008	2007	2006
Operating Activities:
Net income	$138,097	$123,261	$77,582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,642	32,796	32,049
Stock based compensation	7,253	6,148	5,293
Minority interest in subsidiaries	4,775	4,997	4,382
Increase in allowance for returns—net of related inventory in transit	2,406	3,459	3,126
Loss (gain) on disposal of assets	154	(82)	72
Impairment loss	10,570	170	318
Equity in income of joint venture	(1,562)	(2,202)	(685)
Distribution from joint venture	955	—	—
Increase (decrease) in allowance for doubtful accounts	3,441	111	(1,254)
Excess tax benefits from stock based compensation	(574)	(17,727)	(1,474)
Deferred income taxes	1,106	(3,952)	(15,485)
Changes in operating assets and liabilities, net of effects of acquisitions:
Income taxes payable	(33,859)	38,353	25,386
Accrued expenses	(13,351)	34,895	20,815
Inventories	(45,558)	(20,063)	17,776
Prepaid expenses and other current assets	(1,497)	(19,875)	5,408
Accounts payable	(18,756)	27,650	(5,947)
Accounts receivable	17,712	(75,975)	(18,903)

Net cash from operating activities	108,954	131,964	148,459
Investing Activities:
Additions to property, plant and equipment	(63,934)	(40,246)	(50,787)
Business acquisitions, net of cash acquired	—	(1,582)	(7,227)
Increase in intangible and other assets	(23,664)	(6,834)	(3,242)
Purchase of securities available for sale	(7,106)	(10,372)	(623)
Sales/maturities of securities available for sale	12,386	4,508	336
Proceeds from sale of property, plant and equipment	791	1,984	151

Net cash used in investing activities	(81,527)	(52,542)	(61,392)
Financing Activities:
Acquisition and retirement of common stock	(105,873)	(16,209)	(25,930)
Distribution of minority interest earnings	(6,660)	(2,209)	(2,813)
Excess tax benefits from stock based compensation	574	17,727	1,474
Borrowings on notes payable	114,462	1,361	2,028
Payments on notes payable	(120,216)	—	—
Proceeds from exercise of stock options	4,909	29,060	5,116

Net cash (used in) from financing activities	(112,804)	29,730	(20,125)
Effect of exchange rate changes on cash and cash equivalents	2,145	12,788	8,140

Net (decrease) increase in cash and cash equivalents	(83,232)	121,940	75,082
Cash and cash equivalents:
Beginning of year	255,244	133,304	58,222

End of year	$172,012	$255,244	$133,304

See notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

        Consolidated Financial Statements include the accounts of Fossil, Inc., a Delaware corporation and its subsidiaries (the "Company"). The Company reports on a fiscal year reflecting the retail-based calendar (containing 4-4-5 week calendar quarters). References to 2008, 2007 and 2006 are for the fiscal years ended January 3, 2009, January 5, 2008, and January 6, 2007, respectively. The Company noted that fiscal 2006 is a 53-week year as compared to a 52-week year in fiscal 2008 and 2007. For financial reporting purposes, this extra week was included in the first quarter of fiscal year 2006. All intercompany balances and transactions are eliminated in consolidation. The Company is a leader in the design, development, marketing and distribution of contemporary, high quality fashion accessories on a global basis. The Company's products are sold primarily through department stores, specialty retailers and Company-owned retail stores worldwide.

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

        Effective October 5, 2008, the Company made changes to the presentation of reportable segments to reflect changes in the way its chief operating decision maker evaluates the performance of its operations, develops strategy, and allocates capital resources. These changes include the reclassification of certain "back-office" expenses previously recorded within the Company's U.S. Wholesale and Europe Wholesale segments, primarily associated with indirect cost related to its corporate offices in Richardson, Texas and its European headquarters facility in Basel, Switzerland, to a separate Corporate segment. Additionally, the Company reclassified operating income of certain segments, related to the intercompany gross profit derived from sales from one segment to another, to other segments to reflect the consolidated profit within the segment that ultimately sells the product to an unrelated third party. Our historical segment disclosures have been recast to be consistent with our current presentation.

        Certain reclassifications have been made to prior year amounts to conform with current year presentation.

        Cash Equivalents are considered all highly liquid investments with original maturities at date of purchase of three months or less.

        Securities Available for Sale consists of debt securities with original maturities exceeding three months and mutual fund investments. By policy, the Company invests primarily in high-grade marketable securities. Unrealized holding gains (losses) are included in accumulated other comprehensive income (loss) as a component of stockholders' equity. During fiscal 2008, $800,000 of losses previously classified in other comprehensive income (loss) were reclassified into earnings to recognize an other than temporary decline in fair value.

        Accounts Receivable are stated net of allowances of approximately $42.2 million and $41.9 million for estimated customer returns and approximately $13.4 million and $9.9 million for doubtful accounts at the close of fiscal years 2008 and 2007, respectively.

        Inventories are stated at the lower of average cost, including any applicable duty and freight charges, or market.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Significant Accounting Policies (Continued)

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

        Property, plant and equipment and other long-lived assets are evaluated for impairment whenever events or conditions indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows related to the asset. Impairment losses related to under-performing Company-owned retail stores of approximately $1.9 million and $170,000 were recorded in 2008 and 2007, respectively, and are included in selling and distribution expense.

        Goodwill and Other Intangible Assets include the cost in excess of net tangible assets acquired (goodwill), trademarks, trade names, customer lists and patents. Trademarks, customer lists and patents are amortized using the straight-line method over the estimated useful lives of generally seven to twenty years. Goodwill and other indefinite-lived intangible assets such as trade names related to business combinations are tested at least annually for impairment rather than amortized. Impairment testing compares the carrying amount of the asset with its fair value. Fair value is estimated based on the market approach and discounted cash flows. When the carrying amount of the asset exceeds its fair value, an impairment charge would be recorded. The Company completed the required annual testing for impairment as of fiscal year-end 2008 and 2007 and recorded pre-tax impairment charges of $7.9 million for certain trade names during fiscal year 2008. See Note 6—Intangibles and Other Assets, for an expanded explanation of impairment to the Company's trade names.

        Cumulative Translation Adjustment is included as a component of other comprehensive income (loss) and reflects the adjustments resulting from translating the financial statements of foreign subsidiaries. The functional currency of the Company's foreign subsidiaries is the currency of the primary economic environment in which the entity operates which is generally the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at the daily or average monthly rates. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains and losses in the determination of net income. The Company incurred net foreign currency transaction losses of approximately $16.9 million and approximately $826,000 in 2008 and 2007, respectively, and gains of approximately $2.0 million for 2006 which have been included in other (expense) income—net.

        Forward Contracts are entered into by the Company principally to hedge the future payment of intercompany inventory transactions by its non-U.S. subsidiaries. These cash flow hedges are stated at estimated fair value and changes in fair value are reported as a component of other comprehensive income (loss). At January 3, 2009, the Company had hedge contracts to sell approximately 85.2 million Euro for $119.2 million, expiring through June 2010, approximately 1.3 billion Japanese Yen for $14.3 million, expiring through December 2009, approximately 5.5 million British Pounds for $10.7 million, expiring through April 2009 and approximately 3.0 million Australian Dollars for $2.7 million, expiring February 2009. If the Company were to settle its Euro, Japanese Yen, Pound and Australian Dollar based contracts at fiscal year-end 2008 and make the forecasted intercompany cash

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Significant Accounting Policies (Continued)

flow payments, the result would be a net gain of approximately $1.0 million, net of taxes. This unrealized gain is recognized in other comprehensive income (loss). As of January 3, 2009, $3.9 million of deferred net gains on derivative instruments recorded in other comprehensive income (loss) are expected to be reclassified to earnings during the next 12-month period, net of taxes. Additionally, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the cash flows being hedged, any changes in fair value relating to the ineffective portion of these contracts would be recognized in other (expense) income—net included in the consolidated statements of income and comprehensive income.

        Revenues are recognized at the point title and the risks and rewards of ownership have passed to the customer, based on the terms of sale. The Company accepts limited returns and may request that a customer return a product if the customer has an excess of any style that the Company has identified as being a poor performer for that customer or geographic location. The Company continually monitors returns and maintains a provision for estimated returns based upon historical experience and any specific issues identified. Product returns are accounted for as reductions to revenue, cost of sales, accounts receivable and an increase in inventory to the extent such product is resalable. While returns have historically been within management's expectations and the provisions established, future return rates may differ from those experienced in the past. In the event that the Company's products are performing poorly in the retail market and/or it experiences product damages or defects at a rate significantly higher than the historical rate, the resulting returns could have an adverse impact on the operating results for the period or periods in which such returns materialize. Taxes imposed by governmental authorities on the Company's revenue-producing activities with customers, such as sales taxes and value added taxes, are excluded from net sales.

        Cost of Sales includes raw material costs, assembly labor, assembly overhead including depreciation expense, assembly warehousing costs and shipping and handling costs related to the movement of finished goods from assembly locations to sales distribution centers and from sales distribution centers to customer locations. Additionally, cost of sales includes customs duties, product packaging cost, royalty cost associated with sales of licensed products, the cost of molding and tooling and inventory shrinkage and damages.

        Selling and Distribution Expenses include sales and distribution labor costs, sales distribution center warehouse costs, depreciation expense related to sales centers, point-of-sale expenses and advertising expenses.

        General and Administrative Expenses include administrative support labor and "back office" or support costs such as treasury, legal, information services, accounting, internal audit, human resources and executive management costs.

        Advertising Costs for in-store and media advertising as well as co-op advertising, catalog costs, product displays, show/exhibit costs, advertising royalty related to the sales of licensed brands, Internet costs associated with affiliation fees, printing costs and promotional allowances are expensed as incurred. Advertising expenses were approximately $97.1 million, $88.7 million and $85.0 million for 2008, 2007 and 2006, respectively.

        Minority Interest in Subsidiaries, included within other (expense) income—net, represents the minority stockholders' share of the net income (loss) of various consolidated subsidiaries. The minority interest in the consolidated balance sheets reflects the minority owner's proportionate interest in the equity of the various consolidated subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Significant Accounting Policies (Continued)

        Earnings Per Share ("EPS").    Basic EPS is based on the weighted average number of common shares outstanding during each period. Diluted EPS includes the effects of dilutive common stock equivalents outstanding during each period using the treasury stock method. The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS:

Fiscal Year	2008	2007	2006
IN THOUSANDS, EXCEPT PER SHARE DATA
Numerator:
Net income	$138,097	$123,261	$77,582

Denominator:
Basic EPS computations:
Weighted average common shares outstanding	67,525	68,213	67,177

Basic EPS	$2.05	$1.81	$1.15

Diluted EPS computation:
Basic weighted average common shares outstanding	67,525	68,213	67,177
Stock options, stock appreciation rights, unvested restricted stock and restricted stock units	798	2,120	1,640

	68,323	70,333	68,817

Diluted EPS	$2.02	$1.75	$1.13

        Approximately 392,000, 3,000, and 907,000 weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation in 2008, 2007 and 2006, respectively, because they were antidilutive. These common share equivalents may be dilutive in future EPS calculations.

        Deferred Income Taxes are provided for under the asset and liability method for temporary differences in the recognition of certain revenues and expenses for tax and financial reporting purposes. Effective January 7, 2007, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 ("FIN 48") which addresses how the benefit of tax positions taken or expected to be taken on a tax return should be recorded in the financial statements. Under FIN 48, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by a taxing authority, based on the technical merits of the position. The amount recognized in the financial statements from an uncertain tax position is measured based on the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. To the extent a tax return position has not been reflected in income tax expense for financial reporting purposes, a liability ("unrecognized tax benefit") is recorded.

        Fair Value Measurements are determined by the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements ("SFAS 157") as of January 6, 2008, with the exception of the application of the statement to non-recurring, non-financial assets and liabilities as permitted. The adoption of SFAS 157 did not have a material impact on the Company's fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Significant Accounting Policies (Continued)

establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

        Level 1—Quoted prices in active markets for identical assets or liabilities.

        Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

        Level 3—Unobservable inputs based on the Company's assumptions.

        SFAS 157 requires the use of observable market data if such data is available without undue cost and effort.

        Newly Issued Accounting Standards.    In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS 162 to have a material impact on the Company's consolidated results of operations or financial condition.

        In April 2008, the FASB issued FASB Staff Position ("FSP") No. 142-3, Determination of the Useful Life of Intangible Assets ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). The intent of FSP 142-3 is to improve the consistency between the deemed useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141R and other U.S. generally accepted accounting principles. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company does not expect the adoption of FSP 142-3 to have a material impact on its consolidated results of operations or financial condition.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, ("SFAS 161"). SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS 161 to have a material impact on our consolidated results of operations or financial condition.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141(R)"). SFAS 141(R) establishes principles and requirements for how the acquiror in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date. SFAS 141(R) significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs and restructuring costs. In addition, under SFAS 141(R), changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Significant Accounting Policies (Continued)

provisions of this standard will apply to any acquisitions the Company completes on or after December 15, 2008.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. The provisions of the standard will be effective for the Company beginning in fiscal year 2009. The Company is currently evaluating the effect of adopting SFAS 160, but does not expect it to have a material impact on its consolidated results of operations or financial condition.

        Newly Adopted Accounting Standards.    In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, ("SFAS 159"). SFAS 159 introduces the fair value option, which permits entities to choose to measure eligible financial instruments at fair value at specified election dates. An entity must report unrealized gains and losses on the items on which it has elected the fair value option in earnings at each subsequent reporting date. SFAS 159 was effective for the Company on January 6, 2008. The adoption of SFAS 159 did not have a material impact on the Company's consolidated results of operations or financial condition as the Company did not elect to adopt the fair value option for any of its financial assets or liabilities.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 provides guidance for using fair value to measure assets and liabilities. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007; however, the effective date of SFAS 157 was delayed by the FASB for nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The delayed provisions of this standard will be effective for the Company in fiscal year 2009. The Company does not expect the adoption of the delayed provisions of SFAS 157 to have a material impact on its consolidated results of operations or financial condition.

2. Acquisitions

        In February 2006, Fossil International Holdings, Inc. ("FIH"), a wholly owned subsidiary of the Company, contributed approximately $4.3 million to Fossil Mexico, Sociedad Anonima de Capital Variable ("Fossil Mexico"), a newly-formed entity that is 51% owned by FIH. On February 1, 2006, Fossil Mexico acquired certain fixed assets, intangible assets and inventory from Grupo Japme, S.A. de C.V. ("Grupo Japme"), the Company's distributor in Mexico, for a cash purchase price of approximately $7.2 million. The terms of this transaction included an earnout payment to Grupo Japme in an amount of $1.3 million in the event that defined earnings objectives were achieved within the twelve months following the acquisition date. The acquisition was recorded as a purchase and resulted in goodwill of approximately $1.0 million. In 2007, the Company paid an additional $1.3 million in connection with the achievement of the earnout objectives and such amount was recorded as additional goodwill.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Acquisitions (Continued)

        The results of business combinations completed in fiscal 2007 and prior are included in the accompanying consolidated financial statements since the dates of their acquisition. The pro forma effects, as if transactions had occurred at the beginning of the years presented, are not significant.

        Goodwill.    The changes in the carrying amount of goodwill, which is not subject to amortization, are as follows:

	United States— Wholesale	Europe— Wholesale	Other International— Wholesale	Direct to Consumer	Total
	IN THOUSANDS
Balance at January 6, 2007	$21,799	$17,518	$3,721	$—	$43,038
Acquisitions	—	—	1,326	—	1,326
Currency	—	1,390	(269)	—	1,121

Balance at January 5, 2008	21,799	18,908	4,778	—	45,485
Currency	—	(1,769)	(499)	—	(2,268)

Balance at January 3, 2009	$21,799	$17,139	$4,279	$—	$43,217

3. Investments

        The Company maintains a 50% equity interest in Fossil Spain, S.A. ("Fossil Spain") pursuant to a joint venture agreement with Sucesores de A. Cardarso for the marketing, distribution and sale of the Company's products in Spain and Portugal. The Company has accounted for the investment based upon the equity method from the effective date of the transaction and as of fiscal year-end 2008 the investment balance was approximately $12.8 million. The Company's equity in Fossil Spain's net income was $1.6 million, $2.2 million and $706,000 for 2008, 2007 and 2006, respectively, and is included in other (expense) income—net. Net sales to Fossil Spain by the Company for 2008, 2007, and 2006 were $19.9 million, $18.1 million and $15.7 million, respectively. The Company had receivable balances from Fossil Spain of $1.5 million and $2.7 million as of January 3, 2009 and January 5, 2008, respectively.

        The Company periodically evaluates whether declines in fair value of its investments are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company's ability and intent to hold the investment. Factors considered include, if applicable, quoted market prices, recent financial results and operating trends, other publicly available information, implied values from any recent transactions or offers of investee securities, or other conditions that may affect the value of its investments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Inventories

        Inventories—net consist of the following:

Fiscal Year	2008	2007
	IN THOUSANDS
Components and parts	$22,354	$15,615
Work-in-process	3,339	5,129
Inventory purchases in-transit	30,056	23,826
Finished goods	252,523	217,097

	308,272	261,667
Inventory obsolescence reserve	(16,317)	(13,219)

Inventories—net	$291,955	$248,448

5. Property, Plant and Equipment

        Property, plant and equipment—net consist of the following:

Fiscal Year	2008	2007
	IN THOUSANDS
Land	$18,113	$16,968
Buildings	77,660	80,304
Furniture and fixtures	83,980	76,068
Computer equipment and software	90,726	87,091
Leasehold improvements	86,844	58,451
Construction in progress	6,763	2,007

	364,086	320,889
Less accumulated depreciation and amortization	156,758	134,847

	$207,328	$186,042

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Intangibles and Other Assets

        Intangibles and other assets—net consist of the following:

		2008		2007
Fiscal Year	Useful Lives	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
		IN THOUSANDS
Intangibles—subject to amortization:
Trademarks	10 yrs.	$2,620	$1,459	$2,417	$1,301
Customer list	9 yrs.	7,656	4,578	8,279	3,655
Patents	14-20 yrs.	752	258	733	218
Other	7-20 yrs.	196	168	205	167

Total intangibles—subject to amortization		11,224	6,463	11,634	5,341
Intangibles—not subject to amortization:
Tradenames		23,327	—	29,869	—
Other assets:
Deposits		25,650	2,405	6,059	—
Cash surrender value of life insurance		2,101	—	3,415	—
Other		7,131	291	6,994	248

Total other assets		34,882	2,696	16,468	248

Total intangibles and other assets		$69,433	$9,159	$57,971	$5,589

Net of amortization			$60,274		$52,382

        Amortization expense for intangible assets was approximately $1.4 million for each of 2008, 2007 and 2006. Amortization expense related to existing intangibles is estimated to be approximately $1.6 million for 2009 and 2010, $1.0 million for 2011 and $700,000 for 2012.

        As noted in Note 1, during the fourth quarter of 2008, the Company performed its annual impairment test of certain trade names. The analysis resulted in impairment charges of $5.5 million ($3.5 million, after-tax) and $2.4 million ($1.8 million, after-tax) to the Michele and Zodiac trade names, respectively, representing the excess of the carrying cost of these indefinite-lived intangible assets over their estimated fair value. The Michele trade name is reported within the Company's United States Wholesale segment and the Zodiac trade name is reported within the Europe Wholesale segment. The Company includes trade name impairment charges in selling and distribution expenses. There were no impairment adjustments made to trade names in 2007 or 2006.

7. Debt

        Short Term: U.S.-based:    On November 19, 2008, the Company executed a renewal of its Loan Agreement and Revolving Line of Credit (the "Revolver") and increased the commitment from $100 million to $140 million with its primary bank, Wells Fargo Bank ("Wells Fargo"). The Revolver is secured by 65% of the issued and outstanding shares of certain subsidiaries of the Company pursuant to an Amended and Restated Stock Pledge Agreement entered into as of November 19, 2008. The Revolver requires the maintenance of net worth, quarterly income, working capital and certain financial ratios. Borrowings under the Revolver bear interest at the option of the Company (i) at the London Interbank Offer Rate, ("LIBOR"), base rate (0.43% at fiscal year-end 2008) plus 50 basis points, or (ii) at the lesser of (a) the higher of Wells Fargo's prime rate (3.25% at fiscal year-end 2008) plus 1.5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Debt (Continued)

or (b) 3.0%, or (c) the maximum rate allowed by law. The Company may prepay the Revolver without penalty. Wells Fargo may accelerate the note to be immediately due and payable if the Company fails to pay any part of the principal or interest of the Revolver, or upon an Event of Default (as defined in the Revolver). The Company intends to use the proceeds for working capital needs, potential acquisitions and for general corporate purposes. The Loan Agreement and the Revolver expire on November 18, 2009. There were no outstanding borrowings as of fiscal year-end 2008. The Company incurred approximately $120,000, $38,000 and $3.0 million of interest expense related to outstanding borrowings under the credit facility for 2008, 2007 and 2006, respectively. The Company is in compliance with all covenants related to its amended Loan Agreement as of January 3, 2009.

        Short Term: Foreign-based:    The Company's Japanese subsidiary, Fossil Japan, maintains short-term credit facilities allowing for borrowings of up to 400 million yen, bearing interest at LIBOR plus 0.6% which was 1.68% at fiscal year end 2008 and 400 million yen, bearing interest based upon the Tokyo Interbank Offer Rate ("TIBOR") which was 0.79% plus 30 basis points as of fiscal year-end 2008. Japan-based borrowings, in U.S. dollars, under these facilities were approximately $4.9 million and $3.7 million at fiscal year-end 2008 and 2007, respectively. Up to May 3, 2008, Fossil U.K. Ltd. ("Fossil UK") maintained a 4.0 million British Pound revolving credit facility with interest costs under this facility based upon the aggregate of the Margin, LIBOR and Mandatory Lending Agreement ("MLA") costs (7.11% on a combined basis at fiscal year-end). On May 3, 2008, Fossil U.K. retired all outstanding borrowings under this facility. The Company incurred approximately $142,000, $532,000 and $374,000 of interest expense related to Japan and UK borrowings for fiscal years 2008, 2007 and 2006 respectively. The borrowings entered into by Fossil Japan and Fossil UK were primarily used for working capital purposes and the purchase of a new office/distribution center, respectively.

        Long Term: Foreign-based:    On September 21, 2007, Fossil Group Europe, Gmbh ("FGE"), a wholly owned subsidiary of the Company, entered into a long term note payable with its primary bank (the "FGE Note") related to the purchase of a building in Basel, Switzerland. The FGE Note has a variable interest term with an interest rate at fiscal year-end 2008 of 3.25% with interest payments due quarterly. This note requires minimum principal payments of 100,000 Swiss Francs, translated to approximately $93,000 U.S. dollars at year end fiscal 2008, per year with no stated maturity and no penalties for early termination. The FGE Note requires FGE to submit an annual balance sheet and income statement and is secured by the Company's building in Basel, Switzerland. The Company incurred approximately $119,000 and $31,000 of interest expense related to the FGE Note for 2008 and 2007, respectively. At the end of 2008 and 2007, FGE had outstanding notes payable of $3.5 million.

        Letters of Credit:    On August 25, 2008, FGE and Fossil Partners LP ("LP") executed a renewal of their uncommitted Letter of Credit Facility (the "Facility") with the Hongkong and Shanghai Banking Corporation Limited ("HSBC"). The purpose of the Facility is to allow for up to $40 million of commercial and/or standby letters of credit. At fiscal year-end 2008 and 2007, the Company had outstanding letters of credit of approximately $18.8 million and $18.3 million, respectively, and stand-by letters of credit of approximately $7.1 million and $7.3 million, respectively. Letters of credit and stand-by letters of credit are primarily issued to vendors for the purchase of merchandise. Amounts available under the Revolver are reduced by any amounts outstanding under letters of credit or stand-by letters of credit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Other (Expense) Income—Net

        Other (expense) income—net consists of the following:

Fiscal Year	2008	2007	2006
	IN THOUSANDS
Interest income	$4,209	$5,362	$1,113
Minority interest expense	(4,775)	(5,264)	(4,382)
Equity in the earnings of joint ventures, net of tax	1,562	2,202	706
Currency (losses) gains	(16,897)	(826)	2,039
Royalty income	453	447	415
Other (losses) gains	(338)	10	(867)

Other (expense) income—net	$(15,786)	$1,931	$(976)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Taxes

Income Taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the consolidated deferred tax assets and liabilities were:

Fiscal Year	2008	2007
	IN THOUSANDS
Current deferred income tax assets (liabilities):
Bad debt allowance	$4,522	$3,663
Returns allowance	8,876	9,036
Inventory	5,689	6,105
Compensation	5,633	4,988
Accrued liabilities	3,096	3,993
In-transit returns inventory	(4,112)	(4,902)
Deferred rent	565	536
Loss carry-forwards	653	642
Other	3,403	777

Total current deferred tax assets	28,325	24,838
Valuation allowance	(1,319)	(617)

Net current deferred income tax assets	$27,006	$24,221

Long-term deferred income tax (liabilities) assets:
Unrealized exchange losses	843	—
State income tax and interest on tax contingencies	2,541	—
Fixed assets	(9,564)	(5,204)
Trade-names and customer list	(7,390)	(9,902)
Compensation	2,607	1,015
Deferred rent	3,220	2,510
Loss carry-forwards	3,644	1,377
Undistributed earnings of certain foreign subsidiaries	(12,359)	(4,428)
Tax deductible foreign reserves	(515)	(2,311)
Other	1,049	2,152

Total deferred income tax liabilities	(15,924)	(14,791)
Valuation allowance	(3,572)	(1,377)

Net long-term deferred income tax liabilities	$(19,496)	$(16,168)

Long-term deferred income tax assets	$3,384	$—
Long-term deferred income tax liabilities	(22,880)	(16,168)

Net long-term deferred income tax liabilities	$(19,496)	$(16,168)

        The deferred income tax asset for loss carry-forwards includes $13.3 million of net operating losses of foreign subsidiaries that expire at various dates for the years indicated below. Valuation allowances have been recorded to reflect the estimated amount of deferred tax assets that may not be realized on these losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Taxes (Continued)

Operating loss carry-forwards:

IN THOUSANDS
Expiring in 2009	$—
Expiring in 2010	125
Expiring in 2011	602
Expiring in 2012	588
Expiring in 2013	4,240
Expiring thereafter	7,767

Total loss carry-forward	$13,322

        The following table identifies earnings before income taxes for the Company's U.S. and non-U.S. based operations for the years indicated:

Fiscal Year	2008	2007	2006
	IN THOUSANDS
U.S.	$68,457	$34,947	$40,129
Non-U.S.	120,972	152,579	78,666

Total	$189,429	$187,526	$118,795

        The Company's provision for income taxes consists of the following for the years indicated:

Fiscal Year	2008	2007	2006
	IN THOUSANDS
Current provision:
U.S. federal	$27,732	$36,105	$38,803
Non-U.S.	20,108	30,294	16,377
State and local	2,386	2,290	1,518

Total current	50,226	68,689	56,698
Deferred provision
U.S. federal	5,013	(4,958)	(15,580)
Non-U.S.	(3,850)	867	199
State and local	(57)	(333)	(104)

Total deferred	1,106	(4,424)	(15,485)
Provision for income taxes	$51,332	$64,265	$41,213

        The expected cash payments for the current federal income tax expense for 2008, 2007 and 2006 were reduced by approximately $2.1 million, $17.7 million and $1.8 million, respectively, as a result of tax deductions related to the exercise of non-qualified stock options and the vesting of restricted stock and stock appreciation rights. The income tax benefits resulting from these stock-based compensation plans have been recorded to additional paid in capital.

        The Company was granted a 100% tax holiday for its watch assembly activities in Switzerland for tax years 2003 through 2007 and a 60% tax holiday for tax years 2008 through 2012. After 2012, the Company will pay the full Swiss tax rate on its watch assembly activities. This holiday had the effect of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Taxes (Continued)

reducing current foreign income taxes by $220,000, $500,000, and $400,000 in fiscal years 2008, 2007 and 2006.

        A reconciliation of income tax computed at the U.S. federal statutory income tax rate of 35% to the provision for income taxes is as follows:

Fiscal Year	2008	2007	2006
Tax at statutory rate	35.0%	35.0%	35.0%
State, net of federal tax benefit	0.9	0.7	0.7
Foreign rate differential	(11.6)	(11.8)	(9.2)
U.S. tax on foreign income	10.6	8.3	9.0
Income tax contingencies	(8.1)	1.3	—
Other	0.3	0.8	(0.8)

Provision for income taxes	27.1%	34.3%	34.7%

        Deferred U.S. federal income taxes and foreign withholding taxes are not provided on undistributed earnings of certain foreign subsidiaries where management plans to continue reinvesting these earnings outside the U.S. The amount of undistributed earnings that would be subject to tax if distributed is approximately $222 million at January 3, 2009. Determination of tax amounts that would be payable if earnings were distributed to the U.S. company is not practicable.

        As of January 3, 2009, the total amount of unrecognized tax benefits under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 ("FIN 48"), excluding interest and penalties, was $33.9 million, of which $8.9 million would favorably impact the effective tax rate in future periods, if recognized. During the fourth quarter of 2008, the Company accepted a settlement offer from the Appeals Office of the Internal Revenue Service ("IRS") thereby closing the audit for tax years 2003 and 2004. The Company also favorably settled tax audits in several foreign tax jurisdictions during the year. During the fourth quarter of 2008, the IRS opened the audit of the income tax returns for tax years 2005 and 2006. The Company is also subject to examinations in various state and foreign jurisdictions for the 2004-2007 tax years, none of which are individually significant. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

        The Company has classified uncertain tax positions as long-term income taxes payable unless such amounts are expected to be paid in twelve months. As of January 3, 2009, the Company has recorded $600,000 of unrecognized tax benefits, excluding interest and penalties, for positions that could be settled within the next twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes payable, respectively. The total amount of accrued income tax-related interest and penalties included in the condensed consolidated balance sheet at January 3, 2009 was $5.5 million and $400,000, respectively. For 2008, the Company accrued interest expense of $3.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Taxes (Continued)

        The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year ended January 3, 2009:

Fiscal Year	2008	2007
	IN THOUSANDS
Balance at beginning of year	$57,195	$51,441
Gross Increases—Tax positions in prior years	2,710	136
Gross Decreases—Tax positions in prior period	(21,473)	(4,631)
Gross Increases—Current Year tax positions	3,869	9,831
Settlements	(8,595)	(206)
Increase due to currency revaluation	149	624

Balance at end of year	$33,855	$57,195

Other Taxes

        The Company has entered into a voluntary correction program with the IRS to pay the tax liability of its employees, including interest and penalties, arising under Section 409A relating to in-the-money stock options exercised by such employees subsequent to January 1, 2006 up to a certain date. The Company estimates this payment will approximate $540,000, most of which was recorded in 2007. The Company also reviewed "in-the-money" option grants to its non-U.S.-based employees and has accrued $500,000 for the additional foreign payroll tax liabilities.

        The Company identified that certain grants previously awarded to employees as incentive stock options should have been treated as non-qualified stock options. Due to different tax requirements associated with the exercise of an incentive stock option versus a non-qualified stock option, it has determined that certain employer and employee FICA taxes and employee withholding taxes were not properly withheld at the time such options were exercised by its employees. The settlement of these tax amounts is also being handled through the voluntary correction program with the IRS. The Company has accrued for amounts to be paid related to the delinquent FICA taxes and federal income taxes, including the employer and employee portion and interest thereon. The estimate of this liability is $4.2 million at January 3, 2009.

10. Commitments and Contingencies

        License Agreements.    The Company has various license agreements to market watches bearing certain trademarks or patents owned by various entities. In accordance with these agreements, the Company incurred royalty expense of approximately $74.9 million, $60.7 million and $44.1 million in 2008, 2007 and 2006, respectively. These amounts are included in the Company's cost of sales or if advertising related, selling and distribution expenses. The Company has various agreements in effect at the end of 2008 which expire on various dates between 2009 and 2014 and such agreements also

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Commitments and Contingencies (Continued)

require the Company to pay royalties ranging from 3.0% to 16% of defined net sales. Future minimum royalty commitments under such license agreements at the close of fiscal year 2008 are as follows:

IN THOUSANDS
2009	$53,087
2010	46,219
2011	42,507
2012	40,661
2013	28,319
Thereafter	2,057

$212,850

        Leases.    The Company leases its retail and outlet store facilities as well as certain of its office and warehouse facilities and equipment under non-cancelable operating leases and capital leases. Most of the retail store leases provide for contingent rental payments based on operating results and require the payment of taxes, insurance and other costs applicable to the property. Generally, these leases include renewal options for various periods at stipulated rates. Rent expense under these agreements was approximately $62.7 million, $45.6 million and $38.0 million for 2008, 2007 and 2006, respectively. Contingent rent expense was approximately $1.7 million, $1.7 million and $1.4 million for 2008, 2007 and 2006, respectively. Future minimum rental commitments under such non-cancelable leases at fiscal year end 2008 are as follows:

	Operating	Capital
	IN THOUSANDS
2009	$57,999	$315
2010	56,434	307
2011	49,299	299
2012	43,792	298
2013	38,810	296
Thereafter	131,282	76

	$377,616	1,591

Less amounts representing interest		(99)

Capital lease obligations, included in short-term debt and in long-term debt		$1,492

        The Company has entered into a sublease agreement with a third party related to one of its former retail store locations pursuant to which future sublease income is expected to be approximately $1.2 million for each of the years 2009 and 2010, and $623,000 in 2011.

        Litigation.    Three shareholder derivative lawsuits have been filed in the United States District Court for the Northern District of Texas, Dallas Division, naming the Company as a nominal defendant and naming all of the Company's then current directors and certain of its current and former officers and directors as defendants. The complaints allege purported violations of federal securities laws and state law claims for breach of fiduciary duty, abuse of control, constructive fraud, corporate waste, unjust enrichment and gross mismanagement in connection with certain stock option grants made by the Company. The ultimate liability with respect to these claims cannot be determined at this time; however, the Company does not expect this matter to have a material impact on its financial position, operations or liquidity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Commitments and Contingencies (Continued)

        There are no other legal proceedings to which the Company is a party or to which its properties are subject, other than routine litigation incident to its business, which is not material to its consolidated financial condition, cash flows or results of operations.

11. Stockholders' Equity and Benefit Plans

        Common and Preferred Stock.    The Company has 100,000,000 shares of authorized $0.01 par value common stock, with 66,501,883 and 69,712,561 shares issued at fiscal year end 2008 and 2007, respectively. The Company has 1,000,000 shares of authorized $0.01 par value preferred stock, with none issued or outstanding. Rights, preferences and other terms of preferred stock will be determined by the Board of Directors at the time of issuance.

        Common Stock Repurchase Programs.    During 2008 and 2007, the Company's Board of Directors approved two stock repurchase programs, pursuant to which up to 2,000,000 shares of its common stock could be repurchased under each program. During 2008 and 2007, the Company repurchased and retired 3.6 million and 0.4 million shares, respectively, of its common stock under these repurchase programs at a cost of approximately $105.9 million and $15.9 million, respectively. The repurchase programs were conducted pursuant to Rule 10b-18 of the Securities Exchange Act of 1934 and were completed in April 2008 and November 2008.

        Deferred Compensation and Savings Plans.    The Company has a savings plan in the form of a defined contribution plan (the "401(k) Plan") for substantially all U.S. based full-time employees of the Company. The Company's common stock is one of several investment alternatives available under the 401(k) Plan. The Company has a discretionary match for the 401(k) Plan. After one year of service (minimum of 1,000 hours worked), the Company matches 50% of employee contributions up to 3% of their compensation and 25% of the employee contributions between 4% and 6% of their compensation. Matching contributions made by the Company to the 401(k) Plan totaled approximately $1.2 million, $970,000 and $850,000 for 2008, 2007 and 2006, respectively. The Company also has the right to make certain additional matching contributions not to exceed 15% of employee compensation. The Company has not made any additional matching contributions during 2008, 2007 and 2006.

        In December 1998, the Company adopted the Fossil, Inc. and Affiliates Deferred Compensation Plan (the "Deferred Plan"). Eligible participants may elect to defer up to 50% of their salary pursuant to the terms and conditions of the Deferred Plan. In addition, the Company may make employer contributions to participants under the Deferred Plan from time to time. The Company made no contributions to the Deferred Plan during 2008, 2007 and 2006.

        Stock-Based Compensation Plans.    All share-based payments are recognized in the financial statements based on their fair values. The Company measures the cost of services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an award recipient is required to provide service in exchange for the award. As of January 3, 2009, there was approximately $21.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the incentive plans. This cost is expected to be recognized over a weighted-average period of approximately two years.

        Long Term Incentive Plans.    An aggregate of 4,685,030 shares of common stock were initially reserved for issuance pursuant to the 2008 Long Term Incentive Plan ("2008 LTIP"), adopted March 2008. Designated employees of the Company, including officers and directors, certain contractors, and outside directors of the Company are eligible to receive (i) stock options, (ii) stock appreciation rights,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stockholders' Equity and Benefit Plans (Continued)

(iii) restricted or non-restricted stock awards, (iv) restricted stock units, (v) cash awards, or (vi) any combination of the foregoing. The 2008 LTIP is administered by the Compensation Committee of the Company's Board of Directors (the "Compensation Committee"). Each award issued under the 2008 LTIP terminates at the time designated by the Compensation Committee, not to exceed ten years. The current options, stock appreciation rights, restricted stock and restricted stock units outstanding have original vesting periods that predominately range from three to five years. All stock appreciation rights and restricted stock units are settled in shares of Company common stock.

        An aggregate of 5,821,875 shares of common stock were reserved for issuance pursuant to the Company's initial Long Term Incentive Plan ("LTIP"), adopted April 1993. An additional 3,037,500 shares were reserved in each of fiscal years 1995, 1998, 2001 and 2003 for issuance under the LTIP. Designated employees of the Company, including officers and directors, are eligible to receive (i) stock options, (ii) stock appreciation rights, (iii) restricted or non-restricted stock awards, (iv) restricted stock units, (v) cash awards, or (vi) any combination of the foregoing. The LTIP is administered by the Compensation Committee. Each award issued under the LTIP terminates at the time designated by the Compensation Committee, not to exceed ten years. The current options, stock appreciation rights, restricted stock and restricted stock units outstanding have original vesting periods that predominately range from three to five years. All stock appreciation rights and restricted stock units are settled in shares of Company common stock. On March 26, 2008, the Company's Board of Directors elected to terminate this plan; however, the termination will not impair outstanding awards representing 2,945,459 shares of common stock which will continue in accordance with their original terms.

        An aggregate of 506,250 shares of common stock were reserved for issuance pursuant to the Nonemployee Director Stock Option Plan, adopted April 1993. An additional 112,500 shares were reserved in fiscal year 2002 for issuance under this plan. During the first year individuals are elected as nonemployee directors of the Company, they receive a grant of 5,000 nonqualified stock options. In addition, on the first day of each subsequent calendar year, each nonemployee director automatically receives a grant of an additional 4,000 nonqualified stock options as long as the individual is serving as a nonemployee director. Pursuant to this plan, 50% of the options granted will become exercisable on the first anniversary of the date of grant and in two additional installments of 25% each on the second and third anniversaries. The exercise prices of stock options granted under this plan were not less than the fair market value of the Company's common stock at the date of grant. On March 26, 2008, the Company's Board of Directors elected to terminate this plan and grants to nonemployee directors since the termination date have been made under the 2008 LTIP. However, the termination of the Nonemployee Director Stock Option Plan will not impair the outstanding awards representing 214,932 shares of common stock which will continue in accordance with their original terms.

        Restricted Stock Plan.    The 2002 Restricted Stock Plan of the Company was intended to advance the best interests of the Company, its subsidiaries and its stockholders in order to attract, retain and motivate key employees by providing them with additional incentives through the award of shares of restricted stock. To date, shares awarded under the Restricted Stock Plan have been funded with shares contributed to the Company from a significant stockholder. During 2006, 44,200 shares of stock were contributed to the Restricted Stock Plan by the stockholder and reissued by the Company to the employees. At fiscal year-end 2007, 55,850 shares issued to employees were forfeited and subsequently canceled and retired. There were no shares forfeited by employees under this plan in 2008. The restricted shares outstanding have original vesting periods that predominantly range from one to five years. These shares were accounted for at fair value at the date of grant. On August 29, 2007, the Company's Board of Directors elected to terminate this plan. However, the termination will not impair

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stockholders' Equity and Benefit Plans (Continued)

the outstanding awards representing 116,055 shares of common stock, which will continue in accordance with their original terms.

        Stock Options and Stock Appreciation Rights.    The fair value of stock options and stock appreciation rights granted under the Company's stock-based compensation plans was estimated on the date of grant using the Black-Scholes option-pricing model. The table below outlines the weighted average assumptions for these award grants:

Fiscal Year	2008	2007	2006
Risk-free interest rate	2.34%	4.64%	4.71%
Expected term (in years)	6.36	6.14	5.53
Expected volatility	52.02%	55.75%	57.98%
Expected dividend yield	—%	—%	—%
Estimated fair value per options/stock appreciation right granted	$14.96	$17.86	$10.12

        The expected term of the options represent the estimated period of time until exercise and is based on historical experience of similar awards. Expected stock price volatility is based on the historical volatility of the Company's common stock. The risk-free rate is based on the implied yield available on U.S. Treasury issues with an equivalent remaining term.

        The Company receives a tax deduction for certain stock option exercises/restricted stock vestings when the options/restricted shares are exercised/vested. Generally for options, the tax deduction is related to the excess of the stock price at the time the options are sold over the exercise price of the options. For restricted shares, the tax deduction is the fair market value of the stock on the date the restricted shares vest. Excess tax benefits from stock-based compensation on the consolidated statements of cash flows for 2008, 2007 and 2006 amounted to approximately $600,000, $17.7 million and $1.5 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stockholders' Equity and Benefit Plans (Continued)

        The following table summarizes stock option and stock appreciation right activity:

Stock Options and Stock Appreciation Rights	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	IN THOUSANDS			IN THOUSANDS
Outstanding at December 31, 2005	5,440	$13.23	5.1	$71,983
Granted	441	$19.02
Exercised	(710)	$7.21		$8,456
Forfeited or expired	(247)	$19.97

Outstanding at January 6, 2007	4,924	$14.28	5.0	$70,324
Granted	446	$30.92
Exercised	(2,364)	$12.44		$56,539
Forfeited or expired	(111)	$19.38

Outstanding at January 5, 2008	2,895	$19.18	5.7	$48,983
Granted	423	$28.69
Exercised	(350)	$14.01		$5,152
Forfeited or expired	(110)	$25.48

Outstanding at January 3, 2009	2,858	$21.09	5.7	$5,862

Exercisable at January 3, 2009	1,921	$18.11	4.7	$5,810

Nonvested at January 3, 2009	937	$27.21	7.6	$52

Expected to vest	872	$27.21	7.6	$48

        The aggregate intrinsic value in the table above is before income taxes and is based on the exercise price for outstanding and exercisable options/rights at January 3, 2009 and based on the fair market value of the Company's common stock on the exercise date for options/rights that have been exercised during the fiscal year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stockholders' Equity and Benefit Plans (Continued)

        Stock Options and Stock Appreciation Rights Outstanding and Exercisable.    The following table summarizes information with respect to options and stock appreciation rights outstanding and exercisable at January 3, 2009:

Stock Options and Stock Appreciation Rights Outstanding				Stock Options and Stock Appreciation Rights Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Number of Shares	Weighted- Average Exercise Price
	IN THOUSANDS			IN THOUSANDS
$4.39 – $ 8.78	218	$7.35	1.77	218	$7.35
$8.78 – $13.18	570	11.27	3.46	570	11.27
$13.18 – $17.57	98	15.24	7.24	44	13.79
$17.57 – $21.96	421	18.84	6.03	238	19.00
$21.96 – $26.35	852	24.16	5.88	742	24.21
$26.35 – $30.74	386	30.53	7.97	30	28.74
$30.74 – $35.14	261	31.45	7.73	54	31.54
$35.14 – $39.53	1	36.18	6.83	—	36.18
$39.53 – $43.92	51	43.10	8.99	25	43.10

	2,858	$21.09	5.66	1,921	$18.11

        The Company has elected to apply the long-form method to determine the hypothetical additional paid-in capital ("APIC") pool. The Company had determined that a hypothetical pool of excess tax benefits existed in APIC as of January 1, 2006, the date of adoption of SFAS 123R, related to historical stock option exercises. In future periods, excess tax benefits resulting from stock option exercises will be recognized as additions to APIC in the period the benefit is realized. In the event of a shortfall (that is, the tax benefit realized is less than the amount previously recognized through periodic stock compensation expense recognition and related deferred tax accounting), the shortfall would be charged against APIC to the extent of previous excess benefits, if any, including the hypothetical APIC pool, and then to tax expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stockholders' Equity and Benefit Plans (Continued)

        Restricted Stock and Restricted Stock Units.    The following table summarizes restricted stock and restricted stock unit activity:

Restricted Stock and Restricted Stock Units	Shares	Weighted- Average Grant-Date Fair Value
	IN THOUSANDS
Nonvested at December 31, 2005	386	$18.03
Granted	206	$19.35
Vested	(88)	$17.74
Forfeited	(69)	$18.69

Nonvested at January 6, 2007	435	$18.62
Granted	161	$27.51
Vested	(93)	$18.94
Forfeited	(60)	$20.13

Nonvested at January 5, 2008	443	$21.59
Granted	174	$30.18
Vested	(110)	$21.37
Forfeited	(12)	$25.54

Nonvested at January 3, 2009	495	$24.56

Expected to vest	452	$24.56

        The total fair value of shares/units vested during 2008, 2007 and 2006 was $3.5 million, $3.4 million and $1.6 million, respectively.

12. Supplemental Cash Flow Information

Fiscal Year	2008	2007	2006
	IN THOUSANDS
Cash paid during the year for:
Interest	$569	$755	$3,471
Income taxes	$77,240	$40,219	$29,858
Supplemental disclosures of non-cash investing and financing activities:
Additions to property, plant and equipment included in accounts payable	$3,614	$3,045	$1,794
Retirement of treasury stock	$110	$2,071	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Supplemental Disclosure for Accumulated Other Comprehensive Income

        A summary of changes in accumulated other comprehensive income is as follows:

	2008	2007	2006
	IN THOUSANDS
Unrealized (loss) gain on securities available for sale:
Balance at beginning of year	$(688)	$19	$(28)
Unrealized gain (loss) on marketable investments	51	(707)	47
Other than temporary impairment reclassified into earnings	(800)	—	—

Balance at end of year	(1,437)	(688)	19

Unrealized gain (loss) on cash flow hedges:
Balance at beginning of year	(3,398)	(338)	1,118
Change in fair value associated with current period hedging activities, net of taxes of ($1,031), $56, and $28, respectively	3,816	(3,397)	(338)
Reclassification into earnings, net of taxes of ($56), ($28), and $0, respectively	(3,397)	(337)	1,118

Balance at end of year	$3,815	$(3,398)	$(338)

Cumulative translation adjustment	21,769	40,559	20,344

Accumulated other comprehensive income	$24,147	$36,473	$20,025

14. Major Customer, Segment and Geographic Information

        In accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company reports segment information based on the "management" approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company's reportable segments.

SEGMENT INFORMATION

        The Company manages its business primarily on a geographic basis. The Company's reportable segments are comprised of the United States—Wholesale, Europe—Wholesale, Other International—Wholesale, Direct to Consumer and Corporate. The United States—Wholesale, Europe—Wholesale, and Other International—Wholesale reportable segments do not include activities related to the Direct to Consumer segment. The Europe—Wholesale segment primarily includes sales to wholesale or distributor customers based in European countries as well as the Middle East and Africa. The Other International—Wholesale segment primarily includes sales to wholesale or distributor customers based in Australia, Canada, China (including the Company's assembly and procurement operations), India, Indonesia, Japan, Korea, Malaysia, Mexico, Singapore, South America and Taiwan. The Direct to Consumer segment includes Company-owned retail stores and e-commerce activities. Each reportable geographic segment provides similar products and services, and the accounting policies of the various segments are the same as those described in Note 1, "Significant Accounting Policies".

        The Company evaluates the performance of its reportable segments based on net sales and operating income. Net sales for geographic segments are generally based on the location of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Major Customer, Segment and Geographic Information (Continued)

customers. Operating income for each segment includes net sales to third parties, related cost of sales and operating expenses directly attributable to the segment but excludes unallocated corporate expenses. Intercompany sales of products between segments are referred to as intersegment items. All intercompany sales and expenses are eliminated in consolidation. Corporate assets including cash, short-term investments and certain intangible assets are included in the Corporate segment.

        Due to changes in the Company's reportable segments as discussed in Note 1 to the Consolidated Financial Statements, segment results for fiscal 2007 and 2006 have been recast to present results on a comparable basis. These changes had no impact on the consolidated net sales or operating income. Summary information by operating segment is as follows:

	Fiscal Year 2008
	IN THOUSANDS
	Net Sales	Operating Income	Long-lived Assets	Total Assets
United States—Wholesale:			$96,697	$359,430
External customers	$472,687	$20,640	—	—
Intersegment	268,975	—	—	—
Direct to consumer	309,332	13,060	77,938	138,257
Europe—Wholesale:			110,228	381,772
External customers	530,002	137,753	—	—
Intersegment	36,313	—	—	—
Other International—Wholesale:			18,958	159,627
External customers	271,221	105,646	—	—
Intersegment	456,290	—	—	—
Corporate	—	(71,329)	20,009	48,210
Intersegment items	(761,578)	—	—	—

Consolidated	$1,583,242	$205,770	$323,830	$1,087,296

	Fiscal Year 2007
	IN THOUSANDS
	Net Sales	Operating Income	Long-lived Assets	Total Assets
United States—Wholesale:			$110,422	$467,017
External customers	$460,584	$7,387	—	—
Intersegment	230,389	—	—	—
Direct to consumer	255,332	21,731	51,735	119,148
Europe—Wholesale:			100,765	349,488
External customers	483,897	123,815	—	—
Intersegment	39,475	—	—	—
Other International—Wholesale:			16,239	139,613
External customers	233,171	107,179	—	—
Intersegment	406,759	—	—	—
Corporate	—	(73,627)	18,650	47,362
Intersegment items	(676,623)	—	—	—

Consolidated	$1,432,984	$186,485	$297,811	$1,122,628

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Major Customer, Segment and Geographic Information (Continued)

	Fiscal Year 2006
	IN THOUSANDS
	Net Sales	Operating Income	Long-lived Assets	Total Assets
United States—Wholesale:			$109,556	$345,499
External customers	$442,753	$16,258	—	—
Intersegment	206,412	—	—	—
Direct to consumer	220,782	25,244	40,247	92,473
Europe—Wholesale:			87,459	275,340
External customers	378,650	61,293	—	—
Intersegment	32,711	—	—	—
Other International—Wholesale:			15,194	97,252
External customers	171,780	83,953	—	—
Intersegment	334,889	—	—	—
Corporate	—	(63,423)	19,153	42,033
Intersegment items	(574,012)	—	—	—

Consolidated	$1,213,965	$123,325	$271,609	$852,597

GEOGRAPHIC INFORMATION

        Wholesale customers of the Company consist principally of major department stores and specialty retail stores located throughout the world. The Company does not have an individual customer that comprises 10% or more of the Company's net sales. Net sales, operating income and long-lived assets related to the Company's operations in the U.S., Europe and Other International markets are as follows:

	Fiscal Year 2008
	IN THOUSANDS
	Net sales	Operating Income	Long-lived Assets
United States	$690,342	$(23,598)	$169,916
Europe	596,104	123,611	129,937
Other international	296,796	105,757	23,977

Consolidated	$1,583,242	$205,770	$323,830

	Fiscal Year 2007
	IN THOUSANDS
	Net sales	Operating Income	Long-lived Assets
United States	$659,079	$(36,277)	$168,229
Europe	522,727	113,994	110,097
Other international	251,178	108,768	19,485

Consolidated	$1,432,984	$186,485	$297,811

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Major Customer, Segment and Geographic Information (Continued)

	Fiscal Year 2006
	IN THOUSANDS
	Net sales	Operating Income	Long-lived Assets
United States	$632,431	$(19,371)	$163,060
Europe	397,922	55,890	91,024
Other international	183,612	86,806	17,525

Consolidated	$1,213,965	$123,325	$271,609

15. Fair Value Measurements

        The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of January 3, 2009:

	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale	$6,436	$—	$—	$6,436
Foreign exchange forward contracts	—	8,476	—	8,476

Total	$6,436	$8,476	$—	$14,912

Liabilities:
Foreign exchange forward contracts	$—	$3,629	$—	$3,629

Total	$—	$3,629	$—	$3,629

        The fair values of the Company's available-for-sale securities are based on quoted prices. The foreign exchange forward contracts are entered into by the Company principally to hedge the future payment of intercompany inventory purchases by non-U.S. subsidiaries. The fair values of the Company's foreign exchange forward contracts are based on published quotations of spot currency rates and forwards points, which are converted into implied forward currency rates and are recorded as an asset within prepaid expenses and other current assets or as a liability within other current liabilities.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        We have had no changes in or disagreements with our accountants to report under this item.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        We conducted an evaluation of the effectiveness of our "disclosure controls and procedures" ("Disclosure Controls"), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of January 3, 2009, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective at the reasonable assurance level as of January 3, 2009.

Management's Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate over time.

        Management, including our CEO and our CFO, assessed the effectiveness of the Company's internal control over financial reporting as of January 3, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on its assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of January 3, 2009.

        Deloitte & Touche LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company's internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

        There have been no changes in the Company's internal control over financial reporting during the quarter ended January 3, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Fossil, Inc.
Richardson, Texas

        We have audited the internal control over financial reporting of Fossil, Inc. and subsidiaries (the "Company") as of January 3, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 3, 2009 of the Company and our report dated March 4, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule and includes an explanatory paragraph regarding the Company's adoption of a new accounting standard.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
March 4, 2009

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

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

  (a)
  Documents filed as part of Report.

EXHIBIT INDEX

Exhibit Number		Description
3.1		Second Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to the Company's Report on Form 10-K for the year ended January 1, 2005).

3.2		Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to the Company's Report on Form 10-K for the year ended January 1, 2005).

3.3		Second Amended and Restated Bylaws of Fossil, Inc. (incorporated by reference to the Company's Report on Form 8-K filed on August 28, 2008).

10.1	(2)	Fossil, Inc. 1993 Nonemployee Director Stock Option Plan (incorporated herein by reference to the Company's Registration Statement on Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).

10.2	(2)	Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated herein by reference to the Company's Registration Statement on Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).

10.3	(2)	Form of Award Agreement under the Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated herein by reference to the Company's Registration Statement on Form S-3, registration no. 333-107476, filed with the Securities and Exchange Commission).

10.4	(2)	Fossil, Inc. 1993 Savings and Retirement Plan (incorporated herein by reference to the Company's Registration Statement on Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).

10.5		Subordination Agreement of Fossil Trust for the benefit of First Interstate Bank of Texas, N.A. dated as of August 31, 1994 (incorporated by reference to the Company's Report on Form 10-K for the year ended January 1, 2005).

10.6		Master Licensing Agreement dated as of August 30, 1994, by and between Fossil, Inc. and Fossil Partners, L.P. (incorporated by reference to the Company's Report on Form 10-K for the year ended January 1, 2005).

10.7		Agreement of Limited Partnership of Fossil Partners, L.P. (incorporated by reference to the Company's Report on Form 10-K for the year ended January 1, 2005).

10.8	(2)	First Amendment to the Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended January 1, 2005).

10.9	(2)	Second Amendment to the Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended January 1, 2005).

10.10	(2)	Amendment to the Fossil, Inc. 1993 Non-Employee Director Stock Option Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended January 1, 2005).

10.11	(2)	Third Amendment to the Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated by reference to the Company's Report on form 10-K for the year ended January 5, 2008).

10.12	(2)	2002 Restricted Stock Plan of Fossil, Inc. and Form of Award Agreement (incorporated by reference to the Company's Report on Form 10-K for the year ended January 1, 2005).

Exhibit Number		Description
10.13		Loan Agreement, by and among, Wells Fargo Bank, National Association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc., Intermediate Leasing, Inc., Arrow Merchandising, Inc., Fossil Holdings, LLC and FMW Acquisition, Inc., dated September 23, 2004 (incorporated by reference to the Company's Report on Form 8-K filed on October 5, 2004).

10.14		First Amendment to Loan Agreement, by and among Wells Fargo Bank, National Association, a national banking association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc., Intermediate Leasing, Inc., Arrow Merchandising, Inc. and Fossil Holdings, LLC, dated September 22, 2005 (incorporated by reference to the Company's Report on Form 8-K filed on October 3, 2005).

10.15		Second Amendment to Loan Agreement, by and among Wells Fargo Bank, National Association, a national banking association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc., Arrow Merchandising, Inc. and Fossil Holdings, LLC, dated February 20, 2006 to be effective as of September 22, 2005 (incorporated by reference to the Company's Report on Form 8-K filed on February 23, 2006).

10.16	(2)	Fourth Amendment to the Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended January 6, 2007).

10.17	(2)	Fifth Amendment to the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended January 6, 2007).

10.18	(2)	Form of Resale Restriction Agreement (for certain senior and executive officers), effective as of November 16, 2005 (incorporated by reference to the Company's Report on Form 10-K for the year ended January 6, 2007).

10.19	(2)	Form of Resale Restriction Agreement (for non-employee directors), effective as of November 30, 2005 (incorporated by reference to the Company's Report on Form 10-K for the year ended January 6, 2007).

10.20	(2)	Amendment to Award Agreement, by and between Fossil, Inc. and Mark Quick, dated November 10, 2005 (incorporated by reference to the Company's Report on Form 10-K for the year ended January 6, 2007).

10.21	(2)	Form of Restricted Stock Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended January 6, 2007).

10.22	(2)	Form of Restricted Stock Unit Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended January 6, 2007).

10.23	(2)	Form of Stock Appreciation Rights Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended January 6, 2007).

10.24	(2)	Sixth Amendment to the 2004 Long-Term Incentive Plan of Fossil, Inc. (incorporated by reference to the Company's Report on Form 8-K filed on May 30, 2006).

Exhibit Number		Description
10.25		Third Amendment to Loan Agreement, by and among Wells Fargo Bank, National Association, Fossil partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc., Arrow Merchandising, Inc. and Fossil Holdings, LLC, effective as of September 21, 2006 (incorporated by reference to the Company's Report on Form 8-K filed on September 26, 2006).

10.26		Amended and Restated Stock Pledge Agreement, by and between Fossil, Inc. and Wells Fargo Bank, National Association, a national banking association, dated September 21, 2006 (incorporated by reference to the Company's Report on Form 8-K filed on September 26, 2006).

10.27		Fourth Amendment to Loan Agreement, by and among Wells Fargo Bank, National Association, a national banking association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc., Arrow Merchandising, Inc. and Fossil Holdings, LLC, effective as of December 22, 2006 (incorporated by reference to the Company's Report on Form 8-K filed on December 27, 2006).

10.28	(2)	Form of Letter Agreement relating to outstanding stock options under the Company's long-term equity plans (incorporated by reference to the Company's report on Form 8-K filed on January 5, 2007).

10.29	(2)	Form of Revised Stock Option Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to the Company's Report on Form 10-K filed on August 8, 2007).

10.30	(2)	Form of Revised Restricted Stock Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to the Company's Report on Form 10-K filed on August 8, 2007).

10.31	(2)	Form of Revised Restricted Stock Unit Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to the Company's Report on Form 10-K filed on August 8, 2007).

10.32	(2)	Form of Revised Stock Appreciation Rights Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to the Company's Report on Form 10-K filed on August 8, 2007).

10.33	(2)	Form of International Stock Option Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to the Company's Report on Form 10-K filed on August 8, 2007).

10.34	(2)	Form of International Restricted Stock Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to the Company's Report on Form 10-K filed on August 8, 2007).

10.35	(2)	Form of International Restricted Stock Unit Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to the Company's Report on Form 10-K filed on August 8, 2007).

10.36		Fifth Amendment to Loan Agreement, by and among Wells Fargo Bank, National Association, a national banking association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc., Arrow Merchandising, Inc. and Fossil Holdings, LLC, effective as of September 19, 2007 (incorporated by reference to the Company's Report on Form 8-K filed on September 24, 2007).

Exhibit Number		Description
10.37		Third Amended and Restated Revolving Line of Credit Note, by and between Fossil partners, L.P. and Wells Fargo Bank, National Association, a national banking association, dated September 20, 2007 (incorporated by reference to the Company's Report on Form 8-K filed on September 24, 2007).

10.38	(2)	Amendment Number One to the Fossil, Inc. 1993 Nonemployee Director Stock Option Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended January 5, 2008).

10.39	(2)	Separation Agreement and General Release between Fossil Partners, L.P. and Harold Brooks (incorporated by reference to the Company's Report on Form 10-K for the year ended January 5, 2008).

10.40	(2)	Option Forfeiture Agreement dated December 31, 2007 between Fossil, Inc. and Kenneth W. Anderson (incorporated by reference to the Company's Report on Form 10-K for the year ended January 5, 2008).

10.41	(2)	Summary Sheet of Non-Employee Director Compensation dated as of April 1, 2008 (incorporated by reference to the Company's Report on Form 10-Q for the quarter ended April 5, 2008).

10.42	(2)	Fossil, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to the Company's Report on Form 8-K filed on May 23, 2008).

10.43	(2)	Form of Stock Option Award Agreement—U.S. Employees (incorporated by reference to the Company's Report on Form 8-K filed on June 27, 2008).

10.44	(2)	Form of Stock Option Award Agreement—Non-U.S. Employees (incorporated by reference to the Company's Report on Form 8-K filed on June 27, 2008).

10.45	(2)	Restricted Stock Unit Award Agreement—U.S. Participants (incorporated by reference to the Company's Report on Form 8-K filed on June 27, 2008).

10.46	(2)	Restricted Stock Unit Award Agreement—Non-U.S. Participants (incorporated by reference to the Company's Report on Form 8-K filed on June 27, 2008).

10.47	(2)	Restricted Stock Award Agreement—U.S. Participants (incorporated by reference to the Company's Report on Form 8-K filed on June 27, 2008).

10.48	(2)	Restricted Stock Award Agreement—Non-U.S. Participants (incorporated by reference to the Company's Report on Form 8-K filed on June 27, 2008).

10.49	(2)	Stock Appreciation Rights Award (incorporated by reference to the Company's Report on Form 8-K filed on June 27, 2008).

10.50		Sixth Amendment to Loan Agreement, by and among Wells Fargo Bank, National Association, a national banking association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc., Arrow Merchandising, Inc. and Fossil Holdings, LLC, effective as of September 19, 2008 (incorporated by reference to the Company's Report on Form 8-K filed on September 23, 2008).

10.51		Fourth Amended and Restated Revolving Line of Credit Note, by and between Fossil Partners, L.P. and Wells Fargo Bank, National Association, a national banking association, dated September 19, 2008 (incorporated by reference to the Company's Report on Form 8-K filed on September 23, 2008).

Exhibit Number		Description
10.52	(2)	Second Amended and Restated Fossil, Inc. and Affiliates Deferred Compensation Plan (incorporated by reference to the Company's Report on Form 8-K filed on October 31, 2008).

10.53		Seventh Amendment to Loan Agreement, by and among Wells Fargo Bank, National Association, a national banking association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc., Arrow Merchandising, Inc., Fossil Holdings, LLC and Fossil International Holdings, Inc., effective as of November 19, 2008 (incorporated by reference to the Company's Report on Form 8-K filed on November 25, 2008).

10.54		Fifth Amended and Restated Revolving Line of Credit Note, by and between Fossil Partners, L.P. and Wells Fargo Bank, National Association, a national banking association, dated November 19, 2008 (incorporated by reference to the Company's Report on Form 8-K filed on November 25, 2008).

10.55		Amended and Restated Stock Pledge Agreement, by and between Fossil, Inc. and Wells Fargo Bank, National Association, a national banking association, dated November 19, 2008 (incorporated by reference to the Company's Report on Form 8-K filed on November 25, 2008).

10.56		Amended and Restated Guaranty Agreement, executed by Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc., Arrow Merchandising, Inc., Fossil Holdings, LLC and Fossil International Holdings, Inc. in favor of Wells Fargo Bank, National Association, a national banking association (incorporated by reference to the Company's Report on Form 8-K filed on November 25, 2008).

21.1	(1)	Subsidiaries of Fossil, Inc.

23.1	(1)	Consent of Independent Registered Public Accounting Firm.

31.1	(1)	Certification of Principal Executive Officer

31.2	(1)	Certification of Principal Financial Officer

32.1	(1)	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	(1)	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Filed herewith.

(2)
Management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 4, 2009.
FOSSIL, INC.
/s/ KOSTA N. KARTSOTIS Kosta N. Kartsotis, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ TOM KARTSOTIS Tom Kartsotis	Chairman of the Board and Director	March 4, 2009
/s/ KOSTA N. KARTSOTIS Kosta N. Kartsotis	Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2009
/s/ MIKE L. KOVAR Mike L. Kovar	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 4, 2009
/s/ MICHAEL W. BARNES Michael W. Barnes	President and Chief Operating Officer and Director	March 4, 2009
/s/ ELAINE AGATHER Elaine Agather	Director	March 4, 2009
/s/ KENNETH W. ANDERSON Kenneth W. Anderson	Director	March 4, 2009
/s/ JEFFREY N. BOYER Jeffrey N. Boyer	Director	March 4, 2009

Signature	Capacity	Date

/s/ ALAN J. GOLD Alan J. Gold	Director	March 4, 2009
/s/ ELYSIA HOLT RAGUSA Elysia Holt Ragusa	Director	March 4, 2009
/s/ JAL S. SHROFF Jal S. Shroff	Director	March 4, 2009
/s/ JAMES E. SKINNER James E. Skinner	Director	March 4, 2009
/s/ MICHAEL STEINBERG Michael Steinberg	Director	March 4, 2009
/s/ DONALD J. STONE Donald J. Stone	Director	March 4, 2009
/s/ JAMES M. ZIMMERMAN James M. Zimmerman	Director	March 4, 2009

SCHEDULE II

FOSSIL, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Fiscal Years 2006, 2007 and 2008
(in thousands)

		Additions	Deductions
Classification	Balance at the Begining of Period	Charged (Credited) to Operations	Actual Returns or Writeoffs	Balance at End of Period
Fiscal Year 2006:
Account receivable allowances:
Sales returns	$32,145	$64,626	$58,513	$38,258
Bad debts	11,067	4,904	6,159	9,812
Cash discounts	3,081	39,303	38,840	3,544
Deferred tax asset valuation allowance	2,692	290	—	2,982
Fiscal Year 2007:
Account receivable allowances:
Sales returns	38,258	70,210	66,590	41,878
Bad debts	9,812	3,851	3,740	9,923
Cash discounts	3,544	70,944	70,032	4,456
Deferred tax asset valuation allowance	2,982	1,112	2,100	1,994
Fiscal Year 2008:
Account receivable allowances:
Sales returns	41,878	74,186	73,832	42,232
Bad debts	9,923	8,339	4,898	13,364
Cash discounts	4,456	83,634	84,146	3,944
Deferred tax asset valuation allowance	1,994	3,035	138	4,891

EXHIBIT INDEX

Exhibit Number		Description
3.1		Second Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to the Company's Report on Form 10-K for the year ended January 1, 2005).

3.2		Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to the Company's Report on Form 10-K for the year ended January 1, 2005).

3.3		Second Amended and Restated Bylaws of Fossil, Inc. (incorporated by reference to the Company's Report on Form 8-K filed on August 28, 2008).

10.1	(2)	Fossil, Inc. 1993 Nonemployee Director Stock Option Plan (incorporated herein by reference to the Company's Registration Statement on Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).

10.2	(2)	Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated herein by reference to the Company's Registration Statement on Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).

10.3	(2)	Form of Award Agreement under the Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated herein by reference to the Company's Registration Statement on Form S-3, registration no. 333-107476, filed with the Securities and Exchange Commission).

10.4	(2)	Fossil, Inc. 1993 Savings and Retirement Plan (incorporated herein by reference to the Company's Registration Statement on Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).

10.5		Subordination Agreement of Fossil Trust for the benefit of First Interstate Bank of Texas, N.A. dated as of August 31, 1994 (incorporated by reference to the Company's Report on Form 10-K for the year ended January 1, 2005).

10.6		Master Licensing Agreement dated as of August 30, 1994, by and between Fossil, Inc. and Fossil Partners, L.P. (incorporated by reference to the Company's Report on Form 10-K for the year ended January 1, 2005).

10.7		Agreement of Limited Partnership of Fossil Partners, L.P. (incorporated by reference to the Company's Report on Form 10-K for the year ended January 1, 2005).

10.8	(2)	First Amendment to the Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended January 1, 2005).

10.9	(2)	Second Amendment to the Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended January 1, 2005).

10.10	(2)	Amendment to the Fossil, Inc. 1993 Non-Employee Director Stock Option Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended January 1, 2005).

10.11	(2)	Third Amendment to the Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated by reference to the Company's Report on form 10-K for the year ended January 5, 2008).

10.12	(2)	2002 Restricted Stock Plan of Fossil, Inc. and Form of Award Agreement (incorporated by reference to the Company's Report on Form 10-K for the year ended January 1, 2005).

Exhibit Number		Description
10.13		Loan Agreement, by and among, Wells Fargo Bank, National Association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc., Intermediate Leasing, Inc., Arrow Merchandising, Inc., Fossil Holdings, LLC and FMW Acquisition, Inc., dated September 23, 2004 (incorporated by reference to the Company's Report on Form 8-K filed on October 5, 2004).

10.14		First Amendment to Loan Agreement, by and among Wells Fargo Bank, National Association, a national banking association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc., Intermediate Leasing, Inc., Arrow Merchandising, Inc. and Fossil Holdings, LLC, dated September 22, 2005 (incorporated by reference to the Company's Report on Form 8-K filed on October 3, 2005).

10.15		Second Amendment to Loan Agreement, by and among Wells Fargo Bank, National Association, a national banking association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc., Arrow Merchandising, Inc. and Fossil Holdings, LLC, dated February 20, 2006 to be effective as of September 22, 2005 (incorporated by reference to the Company's Report on Form 8-K filed on February 23, 2006).

10.16	(2)	Fourth Amendment to the Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended January 6, 2007).

10.17	(2)	Fifth Amendment to the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended January 6, 2007).

10.18	(2)	Form of Resale Restriction Agreement (for certain senior and executive officers), effective as of November 16, 2005 (incorporated by reference to the Company's Report on Form 10-K for the year ended January 6, 2007).

10.19	(2)	Form of Resale Restriction Agreement (for non-employee directors), effective as of November 30, 2005 (incorporated by reference to the Company's Report on Form 10-K for the year ended January 6, 2007).

10.20	(2)	Amendment to Award Agreement, by and between Fossil, Inc. and Mark Quick, dated November 10, 2005 (incorporated by reference to the Company's Report on Form 10-K for the year ended January 6, 2007).

10.21	(2)	Form of Restricted Stock Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended January 6, 2007).

10.22	(2)	Form of Restricted Stock Unit Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended January 6, 2007).

10.23	(2)	Form of Stock Appreciation Rights Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended January 6, 2007).

10.24	(2)	Sixth Amendment to the 2004 Long-Term Incentive Plan of Fossil, Inc. (incorporated by reference to the Company's Report on Form 8-K filed on May 30, 2006).

Exhibit Number		Description
10.25		Third Amendment to Loan Agreement, by and among Wells Fargo Bank, National Association, Fossil partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc., Arrow Merchandising, Inc. and Fossil Holdings, LLC, effective as of September 21, 2006 (incorporated by reference to the Company's Report on Form 8-K filed on September 26, 2006).

10.26		Amended and Restated Stock Pledge Agreement, by and between Fossil, Inc. and Wells Fargo Bank, National Association, a national banking association, dated September 21, 2006 (incorporated by reference to the Company's Report on Form 8-K filed on September 26, 2006).

10.27		Fourth Amendment to Loan Agreement, by and among Wells Fargo Bank, National Association, a national banking association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc., Arrow Merchandising, Inc. and Fossil Holdings, LLC, effective as of December 22, 2006 (incorporated by reference to the Company's Report on Form 8-K filed on December 27, 2006).

10.28	(2)	Form of Letter Agreement relating to outstanding stock options under the Company's long-term equity plans (incorporated by reference to the Company's report on Form 8-K filed on January 5, 2007).

10.29	(2)	Form of Revised Stock Option Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to the Company's Report on Form 10-K filed on August 8, 2007).

10.30	(2)	Form of Revised Restricted Stock Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to the Company's Report on Form 10-K filed on August 8, 2007).

10.31	(2)	Form of Revised Restricted Stock Unit Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to the Company's Report on Form 10-K filed on August 8, 2007).

10.32	(2)	Form of Revised Stock Appreciation Rights Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to the Company's Report on Form 10-K filed on August 8, 2007).

10.33	(2)	Form of International Stock Option Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to the Company's Report on Form 10-K filed on August 8, 2007).

10.34	(2)	Form of International Restricted Stock Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to the Company's Report on Form 10-K filed on August 8, 2007).

10.35	(2)	Form of International Restricted Stock Unit Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to the Company's Report on Form 10-K filed on August 8, 2007).

10.36		Fifth Amendment to Loan Agreement, by and among Wells Fargo Bank, National Association, a national banking association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc., Arrow Merchandising, Inc. and Fossil Holdings, LLC, effective as of September 19, 2007 (incorporated by reference to the Company's Report on Form 8-K filed on September 24, 2007).

Exhibit Number		Description
10.37		Third Amended and Restated Revolving Line of Credit Note, by and between Fossil partners, L.P. and Wells Fargo Bank, National Association, a national banking association, dated September 20, 2007 (incorporated by reference to the Company's Report on Form 8-K filed on September 24, 2007).

10.38	(2)	Amendment Number One to the Fossil, Inc. 1993 Nonemployee Director Stock Option Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended January 5, 2008).

10.39	(2)	Separation Agreement and General Release between Fossil Partners, L.P. and Harold Brooks (incorporated by reference to the Company's Report on Form 10-K for the year ended January 5, 2008).

10.40	(2)	Option Forfeiture Agreement dated December 31, 2007 between Fossil, Inc. and Kenneth W. Anderson (incorporated by reference to the Company's Report on Form 10-K for the year ended January 5, 2008).

10.41	(2)	Summary Sheet of Non-Employee Director Compensation dated as of April 1, 2008 (incorporated by reference to the Company's Report on Form 10-Q for the quarter ended April 5, 2008).

10.42	(2)	Fossil, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to the Company's Report on Form 8-K filed on May 23, 2008).

10.43	(2)	Form of Stock Option Award Agreement—U.S. Employees (incorporated by reference to the Company's Report on Form 8-K filed on June 27, 2008).

10.44	(2)	Form of Stock Option Award Agreement—Non-U.S. Employees (incorporated by reference to the Company's Report on Form 8-K filed on June 27, 2008).

10.45	(2)	Restricted Stock Unit Award Agreement—U.S. Participants (incorporated by reference to the Company's Report on Form 8-K filed on June 27, 2008).

10.46	(2)	Restricted Stock Unit Award Agreement—Non-U.S. Participants (incorporated by reference to the Company's Report on Form 8-K filed on June 27, 2008).

10.47	(2)	Restricted Stock Award Agreement—U.S. Participants (incorporated by reference to the Company's Report on Form 8-K filed on June 27, 2008).

10.48	(2)	Restricted Stock Award Agreement—Non-U.S. Participants (incorporated by reference to the Company's Report on Form 8-K filed on June 27, 2008).

10.49	(2)	Stock Appreciation Rights Award (incorporated by reference to the Company's Report on Form 8-K filed on June 27, 2008).

10.50		Sixth Amendment to Loan Agreement, by and among Wells Fargo Bank, National Association, a national banking association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc., Arrow Merchandising, Inc. and Fossil Holdings, LLC, effective as of September 19, 2008 (incorporated by reference to the Company's Report on Form 8-K filed on September 23, 2008).

10.51		Fourth Amended and Restated Revolving Line of Credit Note, by and between Fossil Partners, L.P. and Wells Fargo Bank, National Association, a national banking association, dated September 19, 2008 (incorporated by reference to the Company's Report on Form 8-K filed on September 23, 2008).

Exhibit Number		Description
10.52	(2)	Second Amended and Restated Fossil, Inc. and Affiliates Deferred Compensation Plan (incorporated by reference to the Company's Report on Form 8-K filed on October 31, 2008).

10.53		Seventh Amendment to Loan Agreement, by and among Wells Fargo Bank, National Association, a national banking association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc., Arrow Merchandising, Inc., Fossil Holdings, LLC and Fossil International Holdings, Inc., effective as of November 19, 2008 (incorporated by reference to the Company's Report on Form 8-K filed on November 25, 2008).

10.54		Fifth Amended and Restated Revolving Line of Credit Note, by and between Fossil Partners, L.P. and Wells Fargo Bank, National Association, a national banking association, dated November 19, 2008 (incorporated by reference to the Company's Report on Form 8-K filed on November 25, 2008).

10.55		Amended and Restated Stock Pledge Agreement, by and between Fossil, Inc. and Wells Fargo Bank, National Association, a national banking association, dated November 19, 2008 (incorporated by reference to the Company's Report on Form 8-K filed on November 25, 2008).

10.56		Amended and Restated Guaranty Agreement, executed by Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc., Arrow Merchandising, Inc., Fossil Holdings, LLC and Fossil International Holdings, Inc. in favor of Wells Fargo Bank, National Association, a national banking association (incorporated by reference to the Company's Report on Form 8-K filed on November 25, 2008).

21.1	(1)	Subsidiaries of Fossil, Inc.

23.1	(1)	Consent of Independent Registered Public Accounting Firm.

31.1	(1)	Certification of Principal Executive Officer

31.2	(1)	Certification of Principal Financial Officer

32.1	(1)	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	(1)	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Filed herewith.

(2)
Management contract or compensatory plan or arrangement.