Form 10-Q
period 2009-04-04
FOSSIL INC
filed 2009-05-14
CIK 883569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 4, 2009

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of the registrant’s common stock outstanding as of May 11, 2009: 66,624,557.

PART I - FINANCIAL INFORMATION

Item 1.                       Financial Statements

FOSSIL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

AMOUNTS IN THOUSANDS

	April 4, 2009	January 3, 2009

Assets
Current assets:
Cash and cash equivalents	$195,400	$172,012
Securities available for sale	7,516	6,436
Accounts receivable - net of allowances of $49,946 and $55,596, respectively	158,404	205,973
Inventories - net	285,082	291,955
Deferred income tax assets - net	27,394	27,006
Prepaid expenses and other current assets	57,459	60,084
Total current assets	731,255	763,466

Investments	10,219	13,011
Property, plant and equipment - net of accumulated depreciation of $160,399 and $156,758, respectively	202,738	207,328
Goodwill	42,892	43,217

Intangible and other assets - net of accumulated amortization of $10,065 and $9,159, respectively	61,557	60,274
Total assets	$1,048,661	$1,087,296

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt	$4,849	$5,271
Accounts payable	69,787	91,027
Accrued expenses:
Compensation	29,371	34,091
Royalties	8,968	17,078
Co-op advertising	10,383	21,869
Other	27,068	30,306
Income taxes payable	4,432	7,327
Total current liabilities	154,858	206,969

Long-term income taxes payable	39,963	38,784
Deferred income tax liabilities	26,248	22,880
Long-term debt	4,460	4,733
Other long-term liabilities	8,780	8,567
Total long-term liabilities	79,451	74,964

Stockholders’ equity:
Common stock, 66,622 and 66,502 shares issued at 2009 and 2008, respectively	666	665
Additional paid-in capital	83,593	81,905
Retained earnings	712,747	695,427
Accumulated other comprehensive income	15,218	24,147
Noncontrolling interest	2,128	3,219
Total stockholders’ equity	814,352	805,363
Total liabilities and stockholders’ equity	$1,048,661	$1,087,296

See notes to the condensed consolidated financial statements.

FOSSIL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

UNAUDITED

AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA

	For the 13 Weeks Ended
	April 4, 2009	April 5, 2008

Net sales	$323,027	$356,184
Cost of sales	153,648	161,933
Gross profit	169,379	194,251

Operating expenses:
Selling and distribution	108,087	105,323
General and administrative	37,489	39,813

Total operating expenses	145,576	145,136

Operating income	23,803	49,115
Interest expense	63	200
Other income (expense) - net	4,683	124

Income before income taxes	28,423	49,039
Provision for income taxes	9,927	17,888

Net income	18,496	31,151
Less: Net income attributable to noncontrolling interest	1,176	934
Net income attributable to Fossil, Inc.	$17,320	$30,217

Other comprehensive income (loss), net of taxes:
Currency translation adjustment	(8,664)	14,653
Unrealized gain (loss) on securities available for sale	256	(405)
Forward contracts hedging intercompany foreign currency payments - change in fair values	(523)	(5,347)

Comprehensive income	8,389	39,118
Comprehensive (loss) income attributable to the noncontrolling interest	(2)	3
Comprehensive income attributable to Fossil, Inc.	$8,391	$39,115

Earnings per share:
Basic	$0.26	$0.44
Diluted	$0.26	$0.43
Weighted average common shares outstanding:
Basic	66,554	68,631
Diluted	66,742	69,755

See notes to the condensed consolidated financial statements.

FOSSIL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

AMOUNTS IN THOUSANDS

	For the 13 Weeks Ended
	April 4, 2009	April 5, 2008

Operating Activities:
Net income	$18,496	$31,151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,060	8,981
Stock-based compensation	1,293	1,449
Decrease in allowance for returns - net of related inventory in transit	(3,638)	(1,351)
Loss on disposal of assets	35	82
Equity in loss (income) of joint venture	2,239	(666)
Increase in allowance for doubtful accounts	824	300
Excess tax benefits from stock-based compensation	(341)	1,106
Deferred income taxes	2,927	3,630

Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	53,219	26,804
Inventories	4,037	(20,115)
Prepaid expenses and other current assets	8,773	(3,090)
Accounts payable	(25,404)	(22,493)
Accrued expenses	(27,710)	(35,571)
Income taxes payable	(1,744)	11,851

Net cash from operating activities	43,066	2,068

Investing Activities:
Additions to property, plant, and equipment	(5,310)	(8,902)
Increase in intangible and other assets	(3,017)	(4,317)
Purchase of securities available for sale	(677)	(1,091)
Sales and maturities of securities available for sale	20	5,852

Net cash used in investing activities	(8,984)	(8,458)

Financing Activities:
Acquisition and retirement of common stock		(52,336)
Distribution of noncontrolling interest earnings	(2,513)	(4,083)
Excess tax benefits from stock-based compensation	341	(1,106)
Payments on notes payable	(69)	(5,828)
Proceeds from exercise of stock options	424	949

Net cash used in financing activities	(1,817)	(62,404)

Effect of exchange rate changes on cash and cash equivalents	(8,877)	10,492

Net increase (decrease) in cash and cash equivalents	23,388	(58,302)
Cash and cash equivalents:
Beginning of period	172,012	255,244
End of period	$195,400	$196,942

See notes to the condensed consolidated financial statements.

FOSSIL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1.                                      FINANCIAL STATEMENT POLICIES

Basis of Presentation.  The condensed consolidated financial statements include the accounts of Fossil, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of April 4, 2009, and the results of operations for the thirteen week periods ended April 4, 2009 (“First Quarter”) and April 5, 2008 (“Prior Year Quarter”), respectively.  All adjustments are of a normal, recurring nature.

These interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the annual report on Form 10-K filed by the Company pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) for the year ended January 3, 2009. Operating results for the thirteen week period ended April 4, 2009 are not necessarily indicative of the results to be achieved for the full year.

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. The Company has not made any changes in its significant accounting policies from those disclosed in its most recent annual report.

Business.  The Company is a global design, marketing and distribution company that specializes in consumer fashion accessories.  Its principal offerings include an extensive line of men’s and women’s fashion watches and jewelry, handbags, small leather goods, belts, sunglasses, cold weather accessories, footwear and apparel.   In the watch and jewelry product category, the Company has a diverse portfolio of globally recognized owned and licensed brand names under which its products are marketed. The Company’s products are distributed globally through various distribution channels including wholesale, export and direct to the consumer at varying price points to service the needs of its customers, whether they are value conscious or luxury oriented. Based on its extensive range of accessory products, brands, distribution channels and price points, the Company is able to target style-conscious consumers across a wide age spectrum on a global basis.

Foreign Currency Hedging Instruments.  The Company’s foreign subsidiaries periodically enter into forward contracts principally to hedge the future payment of intercompany inventory transactions in U.S. dollars. If the Company’s foreign subsidiaries were to settle their Euro, British Pound, Swedish Krona, and Japanese Yen based contracts at the reporting date, the net result would be a gain of approximately $1.7 million, net of taxes, as of April 4, 2009.  Refer to Note 6, Derivatives and Risk Management, of this Form 10-Q for additional disclosures about the Company’s use of forward contracts.  The tax benefit of the changes in fair value of hedging activities for the First Quarter and Prior Year Quarter was $364,739 and $410,710, respectively.

Fair Value Measurements.  The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

SFAS No. 157, Fair Value Measurements (“SFAS 157”) establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of April 4, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale	$7,516	$—	$—	$7,516
Foreign exchange forward contracts	—	6,148	—	6,148
Total	$7,516	$6,148	$—	$13,664

Liabilities:
Foreign exchange forward contracts	$—	$2,189	$—	$2,189
Total	$—	$2,189	$—	$2,189

The fair values of the Company’s available for sale securities are based on quoted prices.  The foreign exchange forward contracts are entered into by the Company principally to hedge the future payment of intercompany inventory transactions by non-U.S. subsidiaries.  The fair values of the Company’s foreign exchange forward contracts are based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates.

Earnings Per Share (“EPS”). The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS:

	For the 13 Weeks Ended
	April 4, 2009	April 5, 2008

IN THOUSANDS, EXCEPT PER SHARE DATA
Numerator:
Net income attributable to Fossil, Inc.	$17,320	$30,217

Denominator:
Basic EPS computations:
Basic weighted average common shares outstanding	66,554	68,631
Basic EPS	$0.26	$0.44

Diluted EPS computation:
Basic weighted average common shares outstanding	66,554	68,631
Stock options, stock appreciation rights and restricted stock units	188	1,124
Diluted weighted average common shares outstanding	66,742	69,755
Diluted EPS	$0.26	$0.43

Approximately 2,345,000 and 56,000 weighted average shares issuable under stock-based awards were not included in the diluted earnings per share calculation at the end of the First Quarter and Prior Year Quarter, respectively, because they were antidilutive. These common share equivalents may be dilutive in future EPS calculations.

Goodwill.  The changes in the carrying amount of goodwill, which is not subject to amortization, are as follows:

IN THOUSANDS	United States - Wholesale	Europe - Wholesale	Other International - Wholesale	Direct to Consumer	Total
Balance at January 5, 2008	$21,799	$18,908	$4,778	$—	$45,485
Currency	—	(1,769)	(499)	—	(2,268)
Balance at January 3, 2009	21,799	17,139	4,279	—	43,217
Currency	—	(343)	18	—	(325)
Balance at April 4, 2009	$21,799	$16,796	$4,297	$—	$42,892

Newly Issued Accounting Standards.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 115-2 and FAS 124-2, and Emerging Issues Task Force (“EITF”) 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”).  FSP 115-2 provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred.  FSP 115-2 applies to debt securities, and is effective for periods ending after June 15, 2009.  The Company does not believe this guidance will have a significant impact on our consolidated results of operations or financial condition.

In April 2009, the FASB released Staff Position FAS No. 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed (“FSP 157-4”).  FSP 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157.  FSP 157-4 provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed.  FSP 157-4 is applied to all assets and liabilities (i.e. financial and non-financial) and will require enhanced disclosures.  This standard is effective for periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The Company does not believe this guidance will have a significant impact on our consolidated results of operations or financial condition.

In April 2009, the FASB released Staff Position No. FAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”).  FSP 107-1 amends FASB Statement No. 107, Disclosures about Fair Values of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  FSP 107-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.  FSP 107-1 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.   The Company does not believe this guidance will have a significant impact on our consolidated results of operations or financial condition.

Newly Adopted Accounting Standards.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share Based Payment Transactions Are Participating Securities” (“FSP-EITF 03-6-1”). Under FSP-EITF 03-6-1, unvested share based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP-EITF 03-6-1 was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years and requires retrospective application. The adoption of FSP-EITF 03-6-1 did not have a significant impact on the Company’s earnings per share calculations.

In May 2008, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  SFAS 162 was effective November 15, 2008, 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Adoption of SFAS 162 on January 4, 2009 did not have a material impact on the Company’s consolidated results of operations or financial position.

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”).  FSP 142-3 amends SFAS No. 142, Goodwill and Intangible Assets, and provides guidance for determining the useful life of a recognized intangible asset and requires enhanced disclosures so that users of financial statements are able to assess the extent to which the expected future cash flows associated with the asset are affected by the Company’s intent and/or ability to renew or extend the arrangement.  FSP 142-3 was effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  The adoption of  FSP 142-3 on January 4, 2009 did not impact the Company’s consolidated results of operations or financial position as this standard is required to be implemented prospectively; however, this standard may impact the Company in future periods.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement  No. 133 (“SFAS 161”).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities aimed at improving the transparency of financial reporting.  SFAS 161 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Adoption of SFAS 161 on January 4, 2009 did not have any impact on the Company’s consolidated results of operations or financial position.  Refer to Note 6, Derivatives and Risk Management, of this Form 10-Q for the enhanced disclosures required by the adoption of SFAS 161.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how the acquiror in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date. SFAS 141(R) significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs and restructuring costs.  In addition, under SFAS 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense.  The provisions of this standard will apply to any acquisitions we complete on or after December 15, 2008.  The adoption of SFAS 141(R) did not have an impact on the Company’s financial condition or results of operations; however, this standard may impact the Company in future periods.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 changes the accounting and reporting for minority interests, which is recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders.  The provisions of SFAS 160 were applied to all noncontrolling interests prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented and have been disclosed as such in the Company’s condensed  consolidated financial statements herein.  Upon adoption of this statement, the Company has recognized its noncontrolling interests as equity in the condensed consolidated balance sheets, has reflected net income attributable to noncontrolling interests in consolidated net income and has provided, in Note 7, Controlling and Noncontrolling Interests, a summary of changes in equity attributable to controlling and noncontrolling interests.

In September 2006, the FASB issued SFAS 157.  SFAS 157 provides guidance for using fair value to measure assets and liabilities. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 became effective for financial statements issued for fiscal years beginning after November 15, 2007; however, the FASB provided a one year deferral for implementation of the standard for non-recurring, non-financial assets and liabilities.  The Company adopted SFAS 157 for non-financial assets and non-financial liabilities effective January 4, 2009, which did not have any effect on the Company’s consolidated results of operations or financial condition.

2.                                      INVENTORIES

Inventories — net consist of the following:

	April 4, 2009	January 3, 2009
	IN THOUSANDS
Components and parts	$14,731	$22,354
Work-in-process	1,935	3,339
Inventory purchases in-transit	27,077	30,056
Finished goods	256,950	252,523
	300,693	308,272
Inventory obsolescence reserve	(15,611)	(16,317)

Inventories - net	$285,082	$291,955

3.                                      INCOME TAXES

The Company’s income tax expense net of amounts attributable to noncontrolling interest for the First Quarter and Prior Year Quarter was $9.3 million and $17.2 million, respectively, resulting in an effective income tax rate of 35.0% and 36.3%, respectively.  The lower effective rate for the First Quarter is the result of the recognition of previously unrecognized tax benefits due to the settlement of foreign tax audits.

As of April 4, 2009, the total amount of unrecognized tax benefits, excluding interest and penalties, was $34.0 million, of which $8.1 million would favorably impact the effective tax rate in future periods, if recognized.   During the fourth quarter of 2008, the Internal Revenue Service opened an audit of the Company’s income tax returns for tax years 2005 and 2006.  The

Company is also subject to examinations in various state and foreign jurisdictions for the 2004-2007 tax years, none of which are individually significant.   Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

The Company has classified uncertain tax positions as long-term income taxes payable unless such amounts are expected to be paid within twelve months of the balance sheet date.   As of April 4, 2009, the Company has no unrecognized tax benefits for positions that are expected to be settled within the next twelve months.   Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes payable, respectively. The total amount of accrued income tax-related interest and penalties included in the condensed consolidated balance sheet at April 4, 2009 was $5.7 million and $0.4 million, respectively.  For the First Quarter, the Company accrued interest expense of $0.4 million.

4.                                      STOCKHOLDERS’ EQUITY AND BENEFIT PLANS

Common Stock Repurchase Program.  During 2008 and 2007, the Company’s Board of Directors approved two stock repurchase programs, pursuant to which up to 4,000,000 shares of its common stock may be repurchased.  During 2008 and 2007, the Company repurchased and retired 3.6 million and 0.4 million shares, respectively, of its common stock under these repurchase programs at a cost of approximately $105.9 million and $15.9 million, respectively.  The repurchase programs were conducted pursuant to Rule 10b-18 of the Securities Exchange Act of 1934 and were completed in April 2008 and November 2008.

Stock-Based Compensation Plans.  The Company accounts for stock-based compensation in accordance with the provisions of SFAS 123(R), Share-Based Payment, using the Black-Scholes option pricing model to determine the fair value of stock options at the date of grant. The Company’s current stock-based compensation plans include: (a) stock options and restricted stock for its international employees, (b) stock options for its non-employee directors, and (c) stock appreciation rights, restricted stock and restricted stock units for its U.S.-based employees.  Prior to 2006, the Company’s stock-based compensation plans included stock options for its non-employee directors and stock options and restricted stock for its employees, including its executive officers.

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

Restricted Stock Plan.  Shares awarded under the 2002 Restricted Stock Plan have been funded with shares contributed to the Company from a significant stockholder.  The restricted shares outstanding have original vesting periods that predominately range from one to five years.  These shares were accounted for at fair value at the date of grant.  On August 29, 2007, the Company’s Board of Directors elected to terminate this plan; however, the termination will not impair the remaining 80,965 outstanding shares which will continue in accordance with their original terms.

Non-Employee Director Stock Option Plan.  During the first year individuals are elected as non-employee directors of the Company, they receive a grant of 5,000 non-qualified stock options. In addition, on the first day of each subsequent calendar year, each non-employee director automatically receives a grant of an additional 6,000 non-qualified stock options as long as the individual is serving as a non-employee director. Prior to April 1, 2008, 4,000 non-qualified stock options were granted annually.  Pursuant to this plan, 50% of the options granted will become exercisable on the first anniversary of the date of grant and in two additional installments of 25% each on the second and third anniversaries of the date of the grant. All stock options granted under this plan are accounted for at fair value at the date of grant.

The following table summarizes stock options and stock appreciation rights activity during the First Quarter:

Stock Options and Stock Appreciation Rights	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	IN THOUSANDS			IN THOUSANDS

Outstanding at January 3, 2009	2,858	$21.09	5.7	$5,862
Granted	317	13.65
Exercised	(42)	10.13		103
Forfeited or expired	(14)	27.12
Outstanding at April 4, 2009	3,119	20.46	5.8	7,018
Exercisable at April 4, 2009	2,049	18.78	4.7	5,697
Nonvested at April 4, 2009	1,070	23.66	7.9	1,320

Expected to vest	997	$23.66	7.9	$1,228

The aggregate intrinsic value in the table above is before income taxes and is based on the exercise price for outstanding and exercisable stock options and stock appreciation rights at April 4, 2009 and the fair market value on the exercise date for stock options and stock appreciation rights that have been exercised during the First Quarter.

Stock Options and Stock Appreciation Rights Outstanding and Exercisable.  The following table summarizes information with respect to stock options and stock appreciation rights outstanding and exercisable at April 4, 2009:

Stock Options and Stock Appreciation Rights Outstanding
			Weighted-	Stock Options and Stock Appreciation
		Weighted-	Average	Rights Exercisable
		Average	Remaining		Weighted-
	Number of	Exercise	Contractual		Average
Range of Exercise Prices	Shares	Price	Life (Years)	Number of Shares	Exercise Price
	IN THOUSANDS			IN THOUSANDS
$0.00 – $4.39	—	$—	—	—	$—
$4.39 - $8.78	207	7.33	1.59	207	7.33
$8.78 - $13.18	538	11.30	3.29	538	11.30
$13.18 - $17.57	415	14.02	8.49	44	13.79
$17.57 - $21.96	417	18.84	5.68	313	18.86
$21.96 - $26.35	850	24.16	5.55	767	24.19
$26.35 - $30.74	382	30.53	7.69	100	30.11
$30.74 - $35.14	257	31.45	7.45	54	31.54
$35.14 - $39.53	2	36.18	6.58	—	36.18
$39.53 - $43.92	51	43.10	8.74	26	43.10
Total	3,119	$20.46	5.78	2,049	$18.78

The Company has elected to apply the long-form method to determine the hypothetical additional paid-in capital (“APIC”) pool provided by FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.  The Company had determined that a hypothetical pool of excess tax benefits existed in APIC as of January 1, 2006, the date of adoption of SFAS 123R, related to historical stock option exercises.  In future periods, excess tax benefits resulting from stock option and stock appreciation right exercises will be recognized as additions to APIC in the period the benefit is realized.  In the event of a shortfall (that is, the tax benefit realized is less than the amount previously recognized through periodic stock-based compensation expense recognition and related deferred tax accounting), the shortfall would be charged against

APIC to the extent of previous excess benefits, if any, including the amounts included in the hypothetical APIC pool, and then to tax expense.

Restricted Stock and Restricted Stock Units. The following table summarizes restricted stock and restricted stock unit activity during the First Quarter:

		Weighted- Average
Restricted Stock and Restricted Stock Units	Number of Shares	Grant Date Fair Value
	IN THOUSANDS

Nonvested at January 3, 2009	495	$24.56
Granted	149	13.61
Vested	(100)	23.27
Forfeited	(3)	27.42
Nonvested at April 4, 2009	541	21.76

Expected to vest	495	$21.76

The total fair value of restricted stock and restricted stock units vested during the First Quarter was approximately $1.4 million.

5.                                      SEGMENT INFORMATION

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments are comprised of the United States-Wholesale, Europe-Wholesale, Other International-Wholesale, and Direct to Consumer. The United States-Wholesale, Europe-Wholesale, and Other International-Wholesale reportable segments do not include activities related to the Direct to Consumer segment.   The Europe-Wholesale segment primarily includes sales to wholesale or distributor customers based in European countries, the Middle East and Africa.  The Other International-Wholesale segment primarily includes sales to wholesale or distributor customers based in Australia, Canada, China (including the Company’s assembly and procurement operations), India, Indonesia, Japan, Korea, Malaysia, Mexico, New Zealand, Singapore, Taiwan, Thailand and countries in South America. The Direct to Consumer segment includes company-owned retail stores, e-commerce sales and catalog activities.  Each reportable operating segment provides similar products and services.

The Company evaluates the performance of its reportable segments based on net sales and operating income. Net sales for geographic segments are generally based on the location of the customers. Operating income for each segment includes net sales to third parties, related cost of sales and operating expenses directly attributable to the segment.  Operating income for each segment includes intercompany profits associated with the sale of products by one segment to another.  However, in evaluating the performance of each segment, management considers the impact that such intercompany profits have on each reportable segment.  General corporate expenses, including certain administrative, legal, accounting, technology support costs, payroll costs attributable to executive management and amounts related to intercompany eliminations are not allocated to the various segments.  Intercompany sales of products between segments are referred to as intersegment items.  The following table presents summary information by operating segment:

	For the 13 Weeks Ended April 4, 2009		For the 13 Weeks Ended April 5, 2008
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
	IN THOUSANDS
United States Wholesale:
External customers	$100,656	$13,321	$104,949	$7,684
Intersegment	51,493	—	51,698	—
Direct to Consumer	66,522	(2,069)	55,455	(1,232)
Europe Wholesale:
External customers	103,446	14,478	130,119	36,898
Intersegment	13,226	—	5,059	—
Other International Wholesale:
External customers	52,403	16,240	65,661	24,897
Intersegment	90,449	—	102,764	—
Intersegment items	(155,168)	—	(159,521)	—
Corporate	—	(18,167)	—	(19,132)

Consolidated	$323,027	$23,803	$356,184	$49,115

6.                                      DERIVATIVES AND RISK MANAGEMENT

On January 4, 2009, the Company adopted SFAS 161, which requires enhanced disclosures about a company’s derivative instruments and hedging activities.  The adoption of SFAS 161 did not have any financial impact on the Company’s consolidated financial statements.

The Company is exposed to certain risks relating to its ongoing business operations, which it attempts to manage by using derivative instruments.  The primary risks managed by using derivative instruments are the future payments of intercompany inventory transactions by non-U.S. subsidiaries. Forward contracts are entered into by the Company to manage fluctuations in global currencies in which various inventory purchases are transacted.  SFAS No. 133 (“SFAS 133”) Accounting for Derivative Instruments and Hedging Activities, requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial condition. In accordance with SFAS 133,  the Company designates all forward contracts as cash flow hedges.

For a derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss), net of taxes and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

The Company qualifies only those contracts which closely match the terms of the underlying transaction for hedge accounting treatment.  These hedges resulted in no ineffectiveness in the statements of operations, and there were no components excluded from the assessment of hedge effectiveness for the three months ended April 4, 2009.

As of April 4, 2009, the Company had the following outstanding forward contracts that were entered into to hedge the future payments of intercompany inventory transactions:

Functional Currency (Thousands)		Contract Currency (Thousands)
Type	Amount	Type	Amount
Euro	66,577	U.S. Dollar	92,500
British Pound	1,000	U.S. Dollar	1,831
Japanese Yen	1,017,000	U.S. Dollar	11,095
Swedish Krona	8,149	U.S. Dollar	1,000

The effective portion of gains and losses on derivative instruments designated and qualifying as cash flow hedges that was recognized in other comprehensive income (loss) during the current period (in thousands):

	For the Thirteen Weeks Ended	For the Thirteen Weeks Ended
	April 4, 2009	April 5, 2008

Foreign exchange contracts	$2,406.2	$(6,074.2)

Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$2,406.2	$(6,074.2)

The effective portion of gains and losses on derivative  instruments designated and qualifying as cash flow hedges recorded in accumulated other comprehensive income (loss) during the term of the hedging relationship and reclassified into earnings during the current period is set forth in the table below (in thousands):

		For the		For the
	Income Statement	Thirteen Weeks Ended	Income Statement	Thirteen Weeks Ended
	Location	April 4, 2009	Location	April 5, 2008

Foreign exchange contracts	Other Inc/(Exp)	$2,929.3	Other Inc/(Exp)	$(727.0)

Total gain (loss) reclassified from other comprehensive income (loss) into operations, net of taxes		$2,929.3		$(727.0)

The table below discloses the Company’s fair value amounts as separate asset and liability values, presents the fair value of derivative instruments on a gross basis, and identifies the line item(s) in the balance sheet in which the fair value amounts for these categories of derivative instruments are included (in thousands).

	Asset Derivatives				Liability Derivatives
	April 4, 2009		Jan 3, 2009		April 4, 2009		Jan 3, 2009
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value

Derivatives designated as hedging instruments under SFAS 133:

Foreign exchange contracts	Other Current		Other Current		Accounts		Other Current
	Assets	$6,147.8	Assets	$8,475.8	Payable	$2,188.6	Assets	$3,628.9

Total derivatives designated as hedging instruments under SFAS 133		$6,147.8		$8,475.8		$2,188.6		$3,628.9

At the end of the First Quarter, the Company had foreign exchange contracts with maturities extending through June 2010. The estimated net amount of the existing gains or losses at the reporting date that is expected to be reclassified into earnings within the next 12 months is $4.0 million.

7.                                    CONTROLLING AND NONCONTROLLING INTERESTS

The following tables summarize the changes in equity attributable to controlling and noncontrolling interests (in thousands):

	Fossil, Inc.		Total
	Stockholders’	Noncontrolling	Stockholders’
	Equity	Interests	Equity
Balance at January 3, 2009	$802,144	$3,219	$805,363

Net income	17,320	1,176	18,496
Translation adjustments	(8,662)	(2)	(8,664)
Unrealized gain on available for sale securities	256	—	256
Unrealized loss on forward contracts	(523)	—	(523)
Common stock issued upon exercise of stock options and SARs	424	—	424
Tax benefit derived from stock-based compensation	341	—	341
Other	—	248	248
Restricted stock forfeiture put to treasury	(369)	—	(369)
Restricted stock issued in connection with deferred compensation plan	1,293	—	1,293
Repurchase and retirement of common stock	—	—	—
Dividends paid	—	(2,513)	(2,513)

Balance at April 4, 2009	$812,224	$2,128	$814,352

	Fossil, Inc.		Total
	Stockholders’	Noncontrolling	Stockholders’
	Equity	Interests	Equity
Balance at January 5, 2008	$771,662	$6,127	$777,789

Net income	30,217	934	31,151
Translation adjustments	14,650	3	14,653
Unrealized loss on available for sale securities	(405)	—	(405)
Unrealized loss on forward contracts	(5,347)	—	(5,347)
Common stock issued upon exercise of stock options and SARs	949	—	949
Tax expense derived from stock-based compensation	(1,106)	—	(1,106)
Other	—	642	642
Restricted stock forfeiture put to treasury	(877)	—	(877)
Restricted stock issued in connection with deferred compensation plan	1,450	—	1,450
Repurchase and retirement of common stock	(52,336)	—	(52,336)
Dividends paid	—	(4,083)	(4,083)

Balance at April 5, 2008	$758,857	$3,623	$762,480

8.                                    INTANGIBLE AND OTHER ASSETS

		April 4, 2009		January 3, 2009
	Useful	Carrying	Accumulated	Carrying	Accumulated
Fiscal Year	Lives	Amount	Amortization	Amount	Amortization
		IN THOUSANDS
Intangibles - subject to amortization:
Trademarks	10 yrs.	$2,635	$1,504	$2,620	$1,459
Customer list	9 yrs.	7,701	4,872	7,656	4,578
Patents	14 -20 yrs.	753	269	752	258
Other	7-20 yrs.	192	167	196	168
Total intangibles - subject to amortization		11,281	6,812	11,224	6,463

Intangibles - not subject to amortization:
Tradenames		23,125	—	23,327	—

Other assets:
Deposits		28,164	2,926	25,650	2,405
Cash surrender value of life insurance		1,994	—	2,101	—
Other		7,058	327	7,131	291
Total other assets		37,216	3,253	34,882	2,696
Total intangibles and other assets		$71,622	$10,065	$69,433	$9,159
Net of amortization			$61,557		$60,274

Estimated aggregate future amortization expense for intangible assets is as follows:

IN THOUSANDS
For the nine months ended January 2, 2009	$1,056
For the twelve months ended January 1, 2011	1,404
For the twelve months ended January 7, 2012	823
For the twelve months ended January 5, 2013	614
For the twelve months ended January 4, 2014	593

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition and results of operations of Fossil, Inc. and its wholly and majority-owned subsidiaries for the thirteen week period ended April 4, 2009 (the “First Quarter”) as compared to the thirteen week period ended April 5, 2008 (the “Prior Year Quarter”).  This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes thereto.

General

We are a global design, marketing and distribution company that specializes in consumer fashion accessories.  Our principal offerings include an extensive line of men’s and women’s fashion watches and jewelry, handbags, small leather goods, belts, sunglasses, cold weather accessories, footwear and apparel. In the watch and jewelry product category, we have a diverse portfolio of globally recognized owned and licensed brand names under which our products are marketed. Our products are distributed globally through various distribution channels including wholesale, export and direct to the consumer at varying price points to service the needs of our customers, whether they are value-conscious or luxury oriented. Based on our extensive range of accessory products, brands, distribution channels and price points, we are able to target style-conscious consumers across a wide age spectrum on a global basis.

Domestically, we sell our products through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, owned retail and factory outlet stores, mass market stores and through our FOSSIL® catalog and website.  Our wholesale customer base includes, among others,  Neiman Marcus, Nordstrom, Macy’s,

Dillard’s, JCPenney, Kohl’s, Sears, Wal-Mart and Target.  We also sell our products in the United States through a network of company-owned stores that included 126 retail stores located in premier retail sites and 71 outlet stores located in major outlet malls as of April 4, 2009.  In addition, we offer an extensive collection of our FOSSIL brand products through our catalog and on our website, www.fossil.com, as well as proprietary and licensed watch and jewelry brands through other managed and affiliated websites.

Internationally, our products are sold to department stores, specialty retail stores and specialty watch and jewelry stores in over 100 countries worldwide through 23 company-owned foreign sales subsidiaries and through a network of 59 independent distributors. Our products are distributed in Africa, Asia, Australia, Europe, Central and South America, Canada, the Caribbean, Mexico, and the Middle East. Our products are offered on airlines, cruise ships and in international company-owned retail stores, which included 107 accessory retail stores, 12 multi-brand stores and 9 outlet stores in select international markets as of April 4, 2009.  Our products are also sold through independently-owned and franchised FOSSIL retail stores and kiosks in certain international markets.  In addition, we offer an extensive collection of our FOSSIL brand products on our websites in  certain countries.

Our business is subject to global economic cycles and retail industry conditions.  Purchases of discretionary fashion accessories, such as our watches, handbags, sunglasses and other products, tend to decline during recessionary periods when disposable income is low and consumers are hesitant to use available credit.  The global economic environment has deteriorated over the last several quarters.  The decreased values in real estate, reduced credit lending by banks, solvency concerns of major financial institutions, increases in unemployment levels and recent significant declines and volatility in the global financial markets have negatively impacted the level of consumer spending for discretionary items.  This has affected our business as it is dependent on consumer demand for our products.  In North America, we are experiencing a significant slowdown in customer traffic and a highly promotional environment.  These same conditions are spreading to many international markets.  If the global macroeconomic environment continues to be weak or deteriorates further, there will likely be a negative effect on our revenues and earnings across most of our segments for fiscal year 2009 and potentially continuing into fiscal year 2010.

Future sales and earnings growth are also contingent upon our ability to anticipate and respond to changing fashion trends and consumer preferences in a timely manner while continuing to develop innovative products in the respective markets in which we compete.   As is typical with new products, market acceptance of new designs and products that we may introduce is subject to uncertainty.  In addition, we generally make decisions regarding product designs several months in advance of the time when consumer acceptance can be measured.

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

Our international operations are subject to many risks, including foreign currency.  Generally, a strengthening of the U.S. dollar against currencies of other countries in which we operate will reduce the translated amounts of sales and operating expenses of our subsidiaries, which results in a reduction of our consolidated operating income.  We anticipate that the current strengthening of the U.S. dollar against the currencies of international markets in which we operate will significantly impact our reported sales growth and earnings for the remainder of fiscal year 2009, as compared to fiscal year 2008, particularly during the second and third quarters of 2009.

For a more complete discussion of the risks facing our business, see “Part I, Item 1A” of our Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

Significant Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to product returns, bad debts, inventories, long-lived asset impairment, impairment of goodwill and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no changes to the significant accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K filed for the fiscal year ended January 3, 2009.

New Accounting Standards

In April 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 115-2 and FAS 124-2, and Emerging Issues Task Force (“EITF”) 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”).  FSP 115-2 provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred.  FSP 115-2 applies to debt securities, and is effective for periods ending after June 15, 2009.  The Company does not believe this guidance will have a significant impact on our consolidated results of operations or financial condition.

In April 2009, the FASB released Staff Position FAS No. 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed (“FSP 157-4”).  FSP 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157.  FSP 157-4 provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed.  FSP 157-4 is applied to all assets and liabilities (i.e. financial and non-financial) and will require enhanced disclosures.  This standard is effective for periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The Company does not believe this guidance will have a significant impact on our consolidated results of operations or financial condition.

In April 2009, the FASB released Staff Position No. FAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP107-1”).  FSP 107-1 amends FASB Statement No. 107, Disclosures about Fair Values of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  FSP 107-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.  FSP 107-1 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.   The Company does not believe this guidance will have a significant impact on our consolidated results of operations or financial condition.

Results of Operations

The following table sets forth, for the periods indicated, (i) the percentages of our net sales represented by certain line items from our condensed consolidated statements of income and comprehensive income and (ii) the percentage changes in these line items between the periods indicated.

RESULTS OF OPERATIONS

	Percentage of Net Sales		Percentage
	For the 13 Weeks Ended		Change from
	April 4, 2009	April 5, 2008	2008

Net sales	100.0%	100.0%	(9.3)%
Cost of sales	47.6	45.5	(5.1)
Gross profit	52.4	54.5	(12.8)

Operating expenses:
Selling and distribution	33.5	29.6	2.6
General and administrative	11.6	11.2	(5.8)
Operating income	7.3	13.7	(51.5)
Interest expense	—	—	(68.5)
Other income (expense) - net	1.5	—	—
Income before income taxes	8.8	13.7	(42.0)
Provision for income taxes	3.1	5.0	(44.5)
Net income	5.7	8.7	(40.6)
Net income attributable to noncontrolling interest, net of tax	0.3	0.2	25.9
Net income attributable to Fossil, Inc.	5.4%	8.5%	(42.7)%

Net Sales.  The following table sets forth consolidated net sales by segment (excluding corporate, which had no net sales), and components of certain segments, and the percentage relationship of the components to consolidated net sales for the periods indicated (in millions, except percentage data):

	Amounts		Percentage of Total
	For the 13 Weeks Ended		For the 13 Weeks Ended
	April 4, 2009	April 5, 2008	April 4, 2009	April 5, 2008

International-Wholesale:
Europe	$103.4	$130.1	32.0%	36.6%
Other	52.4	65.7	16.2%	18.4%
Total International-Wholesale	155.8	195.8	48.2%	55.0%

United States-Wholesale:
Watch products	49.1	49.6	15.2%	13.9%
Other products	51.6	55.3	16.0%	15.5%
Total United States-Wholesale	100.7	104.9	31.2%	29.4%

Direct to Consumer	66.5	55.5	20.6%	15.6%

Total net sales	$323.0	$356.2	100.0%	100.0%

The following table is intended to illustrate by factor the total of the percentage change in sales by segment and on a consolidated basis:

Analysis of Percentage Change in Sales during the First Quarter Versus Prior Year Quarter

Attributable to Changes in the Following Factors

	Exchange Rates	Organic Growth	Total Change
Europe-Wholesale	(14.2)%	(6.3)%	(20.5)%
Other International-Wholesale	(5.9)%	(14.3)%	(20.2)%
United States-Wholesale	0.0%	(4.0)%	(4.0)%
Direct to Consumer	(5.8)%	25.6%	19.8%
Total	(7.2)%	(2.1)%	(9.3)%

Europe Wholesale Net Sales.   The following discussion excludes the impact on sales growth attributable to foreign currency rate changes as noted in the above table.  European net sales decreased 6.3%  principally due to sales volume declines in FOSSIL and EMPORIO ARMANI® watches and jewelry and DKNY® watches. These decreases were partially offset by sales volume growth in BURBERRY® watches and sales from DKNY® jewelry that was launched during the third quarter of 2008.  FOSSIL watches and jewelry declined 7.8% and 21.2%, respectively, while EMPORIO ARMANI watches and jewelry decreased 11.8% and 37.5%, respectively.  These sales volume declines are primarily due to the economic downturn which has led to reduced levels of orders from our European wholesale customer base.  BURBERRY sales volume rose 44.9%, representing increases across most major European markets in which we operate, as a result of the strong positive response to the new spring styles introduced during the First Quarter.  DKNY jewelry contributed $2.1 million to net sales during the First Quarter.

Other International Wholesale Net Sales.  The following discussion excludes the impact on sales growth attributable to foreign currency rate changes as noted in the above table.  Other international wholesale sales include sales from our Asia Pacific, Mexico and Canada subsidiaries and export sales from the United States.  Other international wholesale sales declined 14.3% during the First Quarter primarily as a result of declines in shipments to third-party distributors.  We believe sales declines are related to deteriorating economic conditions and currency declines in many of the regions in which our third-party distributors distribute our brands.  Sales from our Asia Pacific wholesale operations, excluding shipments to third-party distributors, increased by 7.1% as we continued to expand our offerings and market share despite difficult economic conditions across much of this region.  Our growth in Asia during the First Quarter principally related to further penetration into our newer markets of China, Korea and India as well as a 12% increase generated in our Australian wholesale business primarily related to sales volume growth in our women’s leathers business.

United States Wholesale Net Sales.  U.S. wholesale watch net sales decreased 1.0% during the First Quarter representing declines across most major brands, we believe primarily as a result of the weak economic environment. However, we did experience sales volume growth in our MICHAEL KORS® and mass market offerings.  MICHAEL KORS sales volume increased 85.8% as a result of further penetration in the department store channel and new door growth.  The 22.5% increase in the mass market business primarily reflects a timing shift of approximately $2.0 million of shipments from the second quarter of fiscal 2009 into the First Quarter in comparison to the comparable Prior Year Quarter.  The domestic accessory businesses experienced a sales volume decline of 6.7% which is primarily attributable to reduced eyewear and women’s handbag shipments, partially offset by sales volume growth in FOSSIL accessory jewelry and sales related to the launch of our FOSSIL men’s footwear line. We primarily attribute the sales volume declines in eyewear and women’s handbags to the challenging economic environment resulting in decreased consumer demand and retailers lowering inventory levels.  Additionally, eyewear sales volume was unfavorably impacted by certain of our customers consolidating vendors in their sunglass departments and discontinuing the RELIC® men’s eyewear line. FOSSIL accessory jewelry sales increased 86.7% principally as a result of increased penetration in the department store channel as well as an increase in the number of customers we sell to in comparison to the Prior Year Quarter.  FOSSIL men’s footwear contributed $0.8 million to the First Quarter.

Direct to Consumer Net Sales.   The following discussion excludes the impact on sales growth attributable to foreign currency rate changes as noted in the above table.  Direct to consumer sales increased 25.6% in comparison to the Prior Year Quarter, primarily as a result of a 31.4% increase in the average number of company-owned stores open during the First Quarter and constant dollar comparable store sales gains of 5.1%.  Net sales through our e-commerce businesses increased 26.4% during the First Quarter principally as a result of a 62.5% increase in sales from our German website and a 16.6% increase from our U.S. based e-commerce site.  Comparable store sales related to our global full price accessory concept increased by 4.5% for the First Quarter.  We ended the First Quarter with 325 stores, including 195 full price accessory stores, 107 of which are outside the U.S., 80 outlet locations, including 9 outside the U.S., 33 apparel stores, and 17 multi-brand stores, including 12 outside the U.S.  This compares to 250 stores at the end of the Prior Year Quarter, which included 118 full price accessory stores, 60 located outside the U.S., 81 outlet locations, including 6 outside the U.S., 33 apparel stores, and 18 multi-brand stores, including 13 outside the U.S.  During the First Quarter, we opened 7 new stores and closed 6.  During fiscal 2009, we anticipate opening approximately 40 to 50 additional retail stores globally.  This growth will be almost exclusively related to our FOSSIL full price accessory concept with more stores to be opened in international markets than in the U.S.

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

Gross Profit.  Gross profit of $169.4 million represents a decrease of 12.8% over the $194.3 million in the Prior Year Quarter as a result of a decline in net sales and gross profit margin contraction. Gross profit margin decreased 210 basis points to 52.4% in the First Quarter compared to 54.5% in the Prior Year Quarter.  The decrease in gross profit margin was primarily driven by a stronger U.S. dollar, which impacted gross profit margin unfavorably by over 300 basis points, and an increase in low margin sales through off-price liquidation channels in comparison to the Prior Year Quarter.  Partially offsetting the decline in gross profit margin was an increase in the sales mix of higher margin direct to consumer segment sales.  During the First Quarter, direct to consumer sales increased to 20.6% of consolidated net sales in comparison to 15.5% of consolidated net sales in the Prior Year Quarter.  Gross profit margin was also favorably impacted by a reduction in shipments to third-party distributors that generate lower gross profit margins than our consolidated historical gross profit margin.

Operating Expenses.  First Quarter operating expenses as a percentage of net sales increased to 45.1% compared to 40.7% in the Prior Year Quarter.  Total operating expenses increased by approximately $0.5 million in the First Quarter to $145.6 million and included a $9.6 million decrease from the translation of foreign-based expenses as a result of the stronger U.S. dollar as compared to the Prior Year Quarter.  On a constant dollar basis, the increase in operating expenses was primarily driven by an $11.4 million increase in our direct to consumer segment as a result of carrying an additional eighty plus new stores opened during fiscal 2008 and the First Quarter.  Operating expenses related to our wholesale operations and corporate department decreased by approximately $1.3 million primarily due to decreased payroll expenses despite $1.5 million of severance charges during the First Quarter and continued expansion of infrastructure in China, Korea and India.

The following table sets forth operating expenses on a segment basis and the relative percentage of operating expenses to net sales for each segment for the periods indicated (in millions, except for percentage data):

	Amounts		Percentage of Net Sales
	For the 13 Weeks Ended		For the 13 Weeks Ended
	April 4, 2009	April 5, 2008	April 4, 2009	April 5, 2008
Europe-Wholesale	$34.8	$39.3	33.7%	30.2%
Other International-Wholesale	17.1	16.9	32.6%	25.7%
United States-Wholesale	28.5	31.4	28.3%	29.9%
Direct to Consumer	47.3	38.4	71.1%	69.2%
Corporate	17.9	19.1	—	—
Total	$145.6	$145.1	45.1%	40.7%

Operating Income.   Operating income decreased to 7.4% of net sales in the First Quarter compared to 13.8% of net sales in the Prior Year Quarter as a result of a decline in net sales, decreased gross profit margin and higher operating expenses as a percentage of sales.  During the First Quarter, operating income was negatively impacted by approximately $14.5 million in comparison to the Prior Year Quarter as a result of the translation of foreign-based sales and expenses into U.S. dollars.

Other Income (Expense) - Net.  Other income (expense) increased favorably by $4.6 million during the First Quarter in comparison to the Prior Year Quarter.  This increase was primarily driven by foreign currency transaction gains as opposed to currency losses in the Prior Year Quarter, as a result of settling a portion of inventory purchases by utilizing forward contracts previously entered into by us at forward rates above the relative prevailing currency rate at the time of settlement.  These gains were partially offset by decreased interest income as a result of lower average invested cash balances and reduced yields earned on these balances in comparison to the Prior Year Quarter.

Provision For Income Taxes.  Our income tax expense net of amounts attributable to noncontrolling interest for the First Quarter was $9.3 million, resulting in an effective income tax rate of 35.0%.  For the Prior Year Quarter, income tax expense was $17.2 million, resulting in an effective rate of 36.3%. The lower effective rate for the First Quarter, as compared to the Prior Year Quarter, is the result of the recognition of previously unrecognized tax benefits due to the settlement of foreign tax audits. We estimate our fiscal year 2009 effective tax rate will approximate 37% to 38%, excluding any discrete events.

Net Income Attributable to Fossil, Inc.  First Quarter net income attributable to Fossil, Inc. decreased by 42.7% to $17.3 million, or $0.26 per diluted share, inclusive of an unfavorable $0.07 per diluted share impact related to the stronger U.S. dollar.

2009 Net Sales and Earnings Estimates.   As we continue to grow our retail store base and e-commerce businesses, sales from our direct to consumer segment increase as a percentage of the total sales mix, benefiting our profitability in the fourth quarter, generally at the expense of the first and second quarter when, due to seasonality, it is more difficult to leverage direct to consumer expenses against direct to consumer sales.  Additionally, our reported net sales and operating income for the second and third quarters of fiscal year 2009 are expected to be negatively impacted in comparison to the same periods of fiscal year 2008 as the U.S. dollar has significantly strengthened against other major currencies since September of 2008.  As a result, we are currently estimating reported net sales for the second quarter of fiscal 2009 to decrease 8% to 10%, with constant dollar sales expected to be in a range from flat to minus 2%.  Second quarter reported diluted earnings per share are expected to be in a range of $0.18 to $0.20, despite an expected $0.13 per share negative impact to reported earnings as a result of the stronger U.S. dollar in comparison to the Prior Year Quarter.  Our 2008 second quarter diluted earnings per share was $0.36.  For fiscal year 2009, we are currently estimating reported net sales to decrease in a range from 5% to 8%, with constant dollar sales expected to be in a range from minus 3% to positive 1%.  Fiscal year 2009 diluted earnings per share are expected to be in a range of $1.50 to $1.70 as compared to $2.02 diluted earnings per share for fiscal 2008.  This guidance is based upon currency rates slightly below the current prevailing rate of the U.S. dollar compared to other foreign currencies for countries in which we operate.

Liquidity and Capital Resources

Historically, our general business operations have not required substantial cash during the first several months of our fiscal year. Generally, starting in the second quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our cash and cash equivalent balances as of the end of the First Quarter amounted to $195.4 million in comparison to $196.9 million at the end of the Prior Year Quarter and $172.0 million at the end of fiscal year 2008.

The $23.4 million increase in cash and cash equivalents since the end of fiscal year 2008 is primarily related to net cash from operating activities of $43.1 million, driven by net income of $18.5 million, favorable non-cash activities of $13.4 million, and favorable increases in working capital of $11.2 million.   Increases in cash from operating activities were offset by capital expenditures of $5.3 million, increases in intangible and other assets of  $3.0 million, distributions of $2.5 million to noncontrolling interests, and an unfavorable impact on cash balances resulting from foreign exchange rate translations of $8.9 million.

Accounts receivable decreased to $158.4 million at the end of the First Quarter compared to $204.8 million at the end of the Prior Year Quarter, primarily due to a reduction in wholesale shipments during the First Quarter versus the Prior Year Quarter and the translation impact of a stronger U.S. dollar.  Days sales outstanding for our wholesale segments for the First Quarter was 54 days, which decreased from 61 days in the Prior Year Quarter primarily due to lower levels of international sales that generally result in longer collection cycles than those experienced in the U.S.  Inventory at quarter-end was $285.1 million, representing an increase of 7.4% from the Prior Year Quarter inventory balance of $265.5 million.  This increase includes $4.5 million in inventory due to the increase of a net 75 retail stores opened since the end of the first quarter last year and represents a significant improvement from the 17.5% increase in inventory reported at year end.  By the end of the second quarter we are anticipating inventory growth to be equal to or less than sales growth.

At the end of the First Quarter, we had working capital of $576.4 million compared to working capital of $522.1 million at the end of the Prior Year Quarter and approximately $4.8 million of outstanding short-term borrowings, primarily related to our Japanese revolving line of credit.  We had no outstanding borrowings under our U.S. credit facilities at the end of the First Quarter.  Borrowings under our $140 million U.S. Short-Term Revolving Credit Facility with Wells Fargo Bank, N.A. bears interest at our option of (i) the London Interbank Offer Rate (“LIBOR”) (0.48% at the end of the First Quarter) plus 50 basis points, or (ii) the lesser of (a) the higher of Wells Fargo prime rate (3.25% at the end of the First Quarter) plus 1.5%, or 3%, or (b) the maximum rate allowed by law. The U.S. credit facility is secured by 65% of the issued and outstanding shares of certain of our subsidiaries pursuant to a Stock Pledge Agreement. The U.S. credit facility requires the maintenance of net worth, quarterly income, working capital and certain financial ratios. Available borrowings under our U.S. credit facility are reduced by amounts outstanding related to open letters of credit.  We also maintain two short-term credit facilities in Japan allowing for borrowings up to 450 million Yen, bearing interest based upon the Euroyen rate and Tokyo Interbank Offer Rate (approximately 1.54% and 0.76%, respectively at the end of the First Quarter). Our revolving short-term credit facilities in the United States and Japan renew each year in November and June, respectively.  At the end of the First Quarter, we had combined available borrowings of approximately $108.4 million relating to these facilities and we were in compliance with all debt covenants.

At the end of the First Quarter, our wholly-owned subsidiary, Fossil Group Europe, Gmbh (“FGE”), had outstanding long-term borrowings, in the form of a term note, of $3.4 million.  This note has a variable interest term with an interest rate at the end of the First Quarter of 2.0% with interest payments due quarterly.  This note requires minimum principal payments of 100,000 Swiss Francs each year with no stated maturity and no penalties for early termination.

We believe that cash flow from operations combined with existing cash on hand will be sufficient to fund our working capital needs and capital expenditures plans for the next twelve months.  We also have access to amounts available under our credit facilities should additional funds be required.

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

In addition to the factors listed above, our actual results may differ materially due to the other risks and uncertainties discussed in this Quarterly Report and the risks and uncertainties set forth in our annual report on Form 10-K for the year ended January 3, 2009. Accordingly, readers of this Quarterly Report should consider these facts in evaluating the information and are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise except as required by law.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a multinational enterprise, we are exposed to changes in foreign currency exchange rates. Our most significant foreign currency risks relate to the Euro, British Pound, Swiss Franc and, to a lesser extent the Australian Dollar, Canadian Dollar, Japanese Yen, Mexican Peso, Malaysian Ringitt, Singapore Dollar and Swedish Krona, as compared to the U.S. dollar. Due to our vertical nature whereby a significant portion of goods are sourced from our owned facilities, the foreign currency risks relate primarily to the necessary current settlement of intercompany inventory transactions.  We employ a variety of operating practices to manage these market risks relative to foreign currency exchange rate changes and, where deemed appropriate, utilize foreign currency forward contracts.  These operating practices include, among others, our ability to convert foreign currency into U.S. dollars at spot rates and to maintain U.S. dollar pricing relative to sales of our products to certain distributors located outside the U.S.  The use of foreign currency forward contracts allows us to offset exposure to rate fluctuations because the gains or losses incurred on the derivative instruments will offset, in whole or in part, losses or gains on the underlying foreign currency exposure.  We use derivative instruments only for risk management purposes and do not use them for speculation or for trading. There were no significant changes in how we managed foreign currency transactional exposure in the First Quarter and we do not anticipate any significant changes in such exposures or in the strategies we employ to manage such exposure in the near future.

At the end of the First Quarter, we had outstanding foreign exchange contracts to sell 66.6 million Euro for approximately $92.5 million, expiring through June 2010, approximately 1.0 billion Japanese Yen for $11.1 million, expiring December 2009, approximately 1.0 million British Pounds for $1.8 million, expiring through April 2009 and approximately 8.1 million Swedish Krona for $1.0 million, expiring July 2009. If we were to settle our Euro, Japanese Yen, British Pound and Swedish Krona-based contracts and the related intercompany inventory transactions at the reporting date, the net result would be a net gain of approximately $1.7 million, net of taxes. Exclusive of these outstanding foreign exchange contracts or other operating or financing activities that may be employed by us, a measurement of the unfavorable impact of a 10 percent change in the Euro, British Pound and Swiss Franc as compared to the U.S. dollar on our operating profits and stockholders’ equity is presented in the following paragraph.

At the end of the First Quarter, a 10 percent unfavorable change in the U.S. dollar strengthening against the Euro, British Pound, and Swiss Franc involving balance sheet transactional exposures would have reduced net pre-tax income by $7.4 million. The translation of the balance sheets of our European, United Kingdom and Switzerland-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. At the end of the First Quarter, a 10 percent unfavorable change in the exchange rate of the U.S. dollar strengthening against the Euro, British Pound and Swiss Franc would have reduced consolidated stockholders’ equity by approximately $23.5 million. In our view, the risks associated with exchange rate changes in other currencies to which we have exposure are not material, and these hypothetical losses resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position, results of operations or cash flows.

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

Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls and procedures were effective at the reasonable assurance level as of April 4, 2009.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the First Quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Three shareholder derivative lawsuits have been filed in the United States District Court for the Northern District of Texas, Dallas Division, naming us as a nominal defendant and naming all of our then current directors and certain of our current and former officers and directors as defendants.  The first suit, captioned City of Pontiac Policeman’s and Fireman’s Retirement System, derivatively on behalf of Fossil, Inc. v. Tom Kartsotis, Kosta N. Kartsotis, Michael L. Kovar, Michael W. Barnes, Mark D. Quick, Randy S. Kercho, Jal S. Shroff, Randy S. Hyne, Thomas R. Tunnel, Richard H. Gundy, Kenneth W. Anderson, Andrea Camerana, Alan J. Gold, Michael Steinberg, Donald J. Stone and Cadence Wang (Cause No. 3-06CV1672-P), was filed on September 13, 2006.  The second suit, captioned Robert B. Minich, derivatively on behalf of Fossil, Inc. v. Tom Karstotis, Kosta N. Kartsotis, Michael L. Kovar, Michael W. Barnes, Mark D. Quick, Randy S. Kercho, Jal S. Shroff, Randy S. Hyne, Thomas R. Tunnel, Richard H. Gundy, Kenneth W. Anderson, Andrea Camerana, Alan J. Gold, Michael Steinberg, Donald J. Stone and Cadence Wang (Cause No. 3-06CV1977-M), was filed on October 26, 2006.  The third suit, captioned Robert Neel, derivatively on behalf of Fossil, Inc. v. Michael W. Barnes, Richard H. Gundy, Randy S. Kercho, Mark D. Quick, Tom Kartsotis, Kosta N. Kartsotis, Jal S. Shroff, T.R. Tunnell, Michael L. Kovar, Donald J. Stone, Kenneth W. Anderson, Alan J. Gold, Michael Steinberg, and Fossil, Inc. (Cause No. 3-06CV2264-G), was filed on December 8, 2006. The complaints allege purported violations of federal securities laws and state law claims for breach of fiduciary duty, abuse of control, constructive fraud, corporate waste, unjust enrichment and gross mismanagement in connection with certain stock option grants made by us. Plaintiffs seek (i) an unspecified amount of money damages for all losses and damages suffered as a result of the acts alleged in the complaint; (ii) for defendants to account for all damages caused by them and all profits and special benefits obtained as a result of the alleged unlawful conduct; (iii) actions to reform and improve Company corporate governance and internal control procedures; (iv) the ordering of the imposition of a constructive trust over the defendants’ stock options and proceeds derived therefrom; and (v) punitive damages.  We intend to assert a vigorous defense to the litigation.  The ultimate liability with respect to these claims cannot be determined at this time; however, we do not expect this matter to have a material impact on our financial condition, operations or liquidity.

There are no other legal proceedings to which we are a party or to which our properties are subject, other than routine litigation incident to our business, which is not material to our consolidated financial condition, results of operations or cash flows.

Item 6.  Exhibits

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

3.3	Second Amended and Restated Bylaws of Fossil, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 8-K filed on September 4, 2008).

10.1	Summary Sheet of Non-employee Director Cash Compensation (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on April 7, 2009).

31.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

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

FOSSIL, INC.

Date: May 14, 2009	/s/ Mike L. Kovar
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

3.3	Second Amended and Restated Bylaws of Fossil, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 8-K filed on September 4, 2008).

10.1	Summary Sheet of Non-employee Director Cash Compensation (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on April 7, 2009).

31.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

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