Form 10-Q
period 2009-07-04
FOSSIL INC
filed 2009-08-13
CIK 883569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 4, 2009

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

The number of shares of the registrant’s common stock outstanding as of August 10, 2009: 66,665,268.

PART I - FINANCIAL INFORMATION

Item 1.                       Financial Statements

FOSSIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

AMOUNTS IN THOUSANDS

	July 4, 2009	January 3, 2009

Assets
Current assets:
Cash and cash equivalents	$264,090	$172,012
Securities available for sale	7,980	6,436
Accounts receivable - net of allowances of $47,370 and $55,596, respectively	139,183	205,973
Inventories - net	250,132	291,955
Deferred income tax assets - net	28,728	27,006
Prepaid expenses and other current assets	61,167	60,084
Total current assets	751,280	763,466

Investments	11,987	13,011

Property, plant, and equipment - net of accumulated depreciation of $166,479 and $156,758, respectively	207,900	207,328
Goodwill	43,765	43,217
Intangible and other assets - net	64,367	60,274
Total assets	$1,079,299	$1,087,296

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt	$3,505	$5,271
Accounts payable	70,615	91,027
Accrued expenses:
Compensation	29,333	34,091
Royalties	11,603	17,078
Co-op advertising	10,893	21,869
Other	26,099	30,306
Income taxes payable	2,307	7,327
Total current liabilities	154,355	206,969

Long-term income taxes payable	40,739	38,784
Deferred income tax liabilities	28,297	22,880
Long-term debt	4,473	4,733
Other long-term liabilities	9,384	8,567
Total long-term liabilities	82,893	74,964

Stockholders’ equity:
Common stock, 66,657 and 66,502 shares issued at July 4, 2009 and January 3, 2009, respectively	667	665
Additional paid-in capital	85,476	81,905
Retained earnings	729,370	695,427
Accumulated other comprehensive income	23,877	24,147
Noncontrolling interest	2,661	3,219
Total stockholders’ equity	842,051	805,363
Total liabilities and stockholders’ equity	$1,079,299	$1,087,296

See notes to the condensed consolidated financial statements.

FOSSIL, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

UNAUDITED

AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA

	For the 13 Weeks Ended		For the 26 Weeks Ended
	July 4, 2009	July 5, 2008	July 4, 2009	July 5, 2008
Net sales	$315,865	$353,191	$638,893	$709,375
Cost of sales	148,683	162,852	302,331	324,785
Gross profit	167,182	190,339	336,562	384,590

Operating expenses:
Selling and distribution	107,522	115,397	215,610	220,720
General and administrative	37,184	39,981	74,673	79,794

Total operating expenses	144,706	155,378	290,283	300,514

Operating income	22,476	34,961	46,279	84,076
Interest expense	69	93	132	292
Other income (expense) - net	4,550	(1,214)	9,233	(737)

Income before income taxes	26,957	33,654	55,380	83,047
Provision for income taxes	9,709	7,147	19,392	24,738

Net income	17,248	26,507	35,988	58,309
Less: Net income attributable to noncontrolling interest	625	1,370	2,045	2,955
Net income attributable to Fossil, Inc.	$16,623	$25,137	$33,943	$55,354

Other comprehensive income (loss) - net of taxes:
Currency translation adjustment	12,943	(542)	4,279	14,108
Unrealized gain (loss) on securities available for sale	245	(269)	501	(673)
Forward contracts hedging intercompany foreign currency payments - change in fair values	(4,527)	1,876	(5,050)	(3,471)

Comprehensive income	25,909	27,572	35,718	68,273
Less: Comprehensive income attributable to noncontrolling interest	627	1,370	2,046	2,955
Comprehensive income attributable to Fossil, Inc.	$25,282	$26,202	$33,672	$65,318

Earnings per share:
Basic	$0.25	$0.37	$0.51	$0.81
Diluted	$0.25	$0.36	$0.51	$0.80
Weighted average common shares outstanding:
Basic	66,668	67,936	66,607	68,281
Diluted	67,110	68,996	66,881	69,452

See notes to the condensed consolidated financial statements.

FOSSIL, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

AMOUNTS IN THOUSANDS

	For the 26 Weeks Ended
	July 4, 2009	July 5, 2008

Operating Activities:
Net income	$35,988	$58,309
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,450	18,016
Stock-based compensation	3,576	3,458
Decrease in allowance for returns - net of related inventory in transit	(5,400)	(52)
Loss (gain) on disposal of assets	95	(24)
Impairment Loss	900	—
Equity in loss (income) of joint venture	930	(789)
Increase in allowance for doubtful accounts	1,281	1,813
Excess tax expense (benefit) from stock-based compensation	323	(617)
Deferred income taxes	4,802	4,725

Changes in operating assets and liabilities - net of effects of acquisitions:
Accounts receivable	75,017	53,200
Inventories	37,715	(40,250)
Prepaid expenses and other current assets	(3,619)	(8,667)
Accounts payable	(27,255)	(18,385)
Accrued expenses	(25,093)	(28,167)
Income taxes payable	(3,387)	(9,893)

Net cash from operating activities	116,323	32,677

Investing Activities:
Additions to property, plant, and equipment	(16,205)	(24,313)
Increase in intangible and other assets	(3,170)	(5,385)
Purchase of securities available for sale	(868)	(1,470)
Sales and maturities of securities available for sale	20	6,256

Net cash used in investing activities	(20,223)	(24,912)

Financing Activities:
Acquisition and retirement of common stock	—	(61,871)
Distribution of noncontrolling interest earnings	(2,602)	(4,330)
Excess tax (expense) benefit from stock-based compensation	(323)	617
Borrowings on notes payable	1,561	—
Payments on notes payable	(3,355)	(6,135)
Proceeds from exercise of stock options	813	3,128

Net cash used in financing activities	(3,906)	(68,591)

Effect of exchange rate changes on cash and cash equivalents	(116)	10,377

Net increase (decrease) in cash and cash equivalents	92,078	(50,449)
Cash and cash equivalents:
Beginning of period	172,012	255,244
End of period	$264,090	$204,795

FOSSIL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1.                                      FINANCIAL STATEMENT POLICIES

Basis of Presentation.  The condensed consolidated financial statements include the accounts of Fossil, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of July 4, 2009, and the results of operations for the thirteen-week periods ended July 4, 2009 (“Second Quarter”) and July 5, 2008 (“Prior Year Quarter”), respectively and the twenty-six week periods ended July 4, 2009 (“Year To Date Period”) and July 5, 2008 (“Prior Year YTD Period”), respectively.  All adjustments are of a normal, recurring nature.

These interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the annual report on Form 10-K filed by the Company pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) for the year ended January 3, 2009. Operating results for the thirteen and twenty-six week periods ended July 4, 2009 are not necessarily indicative of the results to be achieved for the full year.

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

Foreign Currency Hedging Instruments.  The Company’s foreign subsidiaries periodically enter into forward contracts principally to hedge the future payment of intercompany inventory transactions in U.S. dollars. If the Company’s foreign subsidiaries were to settle their Euro, British Pound, Swedish Krona, Mexican Peso and Japanese Yen based contracts and the related intercompany inventory transactions at the reporting date, the net result would be a loss of approximately $0.7 million, net of taxes, as of July 4, 2009.  Refer to Note 7, Derivatives and Risk Management, of this Form 10-Q for additional disclosures about the Company’s use of forward contracts.  The changes in fair value of hedging activities resulted in a tax benefit of $0.7 million in the Second Quarter and a tax expense of $0.1 million in the Prior Year Quarter. The tax benefit of the changes in fair value of hedging activities for the Year To Date Period and Prior Year YTD Period was $1.1 million and $0.3 million, respectively.

Fair Value Measurements.  The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”) establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of July 4, 2009 (in thousands):

	Fair Value at July 4, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale	$7,980	$—	$—	$7,980
Foreign exchange forward contracts	—	2,310	—	2,310
Total	$7,980	$2,310	$—	$10,290

Liabilities:
Foreign exchange forward contracts	$—	$3,619	$—	$3,619
Total	$—	$3,619	$—	$3,619

The fair values of the Company’s available for sale securities are based on quoted prices.  The fair values of the Company’s foreign exchange forward contracts are based on published quotations of currency spot rates and forward points, which are converted into implied forward currency rates.

Earnings Per Share (“EPS”). The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS:

	For the 13 Weeks Ended		For the 26 Weeks Ended
	July 4, 2009	July 5, 2008	July 4, 2009	July 5, 2008
	IN THOUSANDS, EXCEPT PER SHARE DATA

Numerator:
Net income attributable to Fossil, Inc.	$16,623	$25,137	$33,943	$55,354

Denominator:
Basic EPS computations:
Basic weighted average common shares outstanding	66,668	67,936	66,607	68,281
Basic EPS	$0.25	$0.37	$0.51	$0.81

Diluted EPS computation:
Basic weighted average common shares outstanding	66,668	67,936	66,607	68,281
Stock options, stock appreciation rights and restricted stock units	442	1,060	274	1,171
Diluted weighted average common shares outstanding	67,110	68,996	66,881	69,452
Diluted EPS	$0.25	$0.36	$0.51	$0.80

Approximately 1,164,000, 56,000, 1,418,000 and 56,000 weighted average shares issuable under stock option awards were not included in the diluted earnings per share calculation at the end of the Second Quarter, Prior Year Quarter, Year To Date Period and Prior Year YTD Period, respectively,  because they were antidilutive. These common share equivalents may be dilutive in future EPS calculations.

Goodwill.  The changes in the carrying amount of goodwill, which is not subject to amortization, are as follows:

IN THOUSANDS	United States Wholesale	Europe Wholesale	Other International Wholesale	Direct to Consumer	Total
Balance at January 3, 2009	21,799	17,139	4,279	—	43,217
Currency	—	469	79	—	548
Balance at July 4, 2009	$21,799	$17,608	$4,358	$—	$43,765

Subsequent Events.  The Company evaluated all events or transactions that occurred after July 4, 2009 up through August 13, 2009, the date the Company issued these financial statements. During this period the Company did not have any material recognizable subsequent events.

Newly Issued Accounting Standards.  In June 2009, the Financial Accounting Standards Board (“FASB”) issued  SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of SFAS No. 162 (“SFAS 168”).  SFAS 168 establishes The FASB Accounting Standards Codification™ (“Codification”) as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities.  All guidance contained in the Codification carries an equal level of authority.  Following this statement, the FASB will not issue new standards in the form of statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  When effective, the Codification will supersede all existing non-SEC accounting and reporting standards.  The adoption of SFAS 168 will not have an impact on the Company’s consolidated results of operations or financial position.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”).  SFAS 167 improves financial reporting by enterprises involved with variable interest entities. The FASB undertook this project to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (“Interpretation 46(R)”) as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under Interpretation 46(R) do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity.  SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  The Company does not expect the adoption of SFAS 167 to have a material impact on its consolidated results of operations or financial position.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140  (“SFAS 166”).  SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  SFAS 166 is effective for financial statements as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter, with applications for transfers occurring on or after the effective date.  Additionally, the disclosure provisions of this statement should be applied to transfers that occurred both before and after the effective date of SFAS 166.  The Company does not expect the adoption of SFAS 166 to have a material impact on its consolidated results of operations or financial position.

Newly Adopted Accounting Standards.  In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”).  SFAS 165 establishes the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 was effective for the Company on April 5, 2009.  The adoption of SFAS 165 did not have a material impact on the Company’s consolidated results of operations or financial position.

In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”).  FSP 115-2 provides greater clarity about the credit and noncredit component of an other-than-temporary impairment event and more effectively communicate when an other-than-temporary impairment event has occurred.  FSP 115-2 amends the other-than-temporary impairment model for debt securities.  The impairment model for equity securities was not affected.  Under FSP 115-2, an other-than-temporary impairment must be recognized through earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis. This staff position is effective for interim periods ending after June 15, 2009. The adoption of FSP 115-2 did not have a material impact on the Company’s results of operations or financial position.

In April 2009, the FASB released Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”).  FSP 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157, Fair Value Measurements (“SFAS 157”).  FSP 157-4 provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed.  FSP 157-4 is applied to all assets and liabilities (i.e., financial and non-financial) and will require enhanced disclosures.  This staff position is effective for periods ending after June 15, 2009.  The adoption of FSP 157-4 did not have a material impact on the Company’s consolidated results of operations or financial position.

In April 2009, the FASB released Staff Position No. FAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”).  FSP 107-1 amends FASB Statement No. 107, Disclosures about Fair Values of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  FSP 107-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.  FSP 107-1 is effective for interim periods ending after June 15, 2009.  The adoption of FSP 107-1 did not have a material impact on the Company’s consolidated results of operations or financial position.

In June 2008, the FASB issued Staff Position Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP-EITF 03-6-1”). Under FSP-EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP-EITF 03-6-1 was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years and requires retrospective application. The adoption of FSP-EITF 03-6-1 did not have a material impact on the Company’s earnings per share calculations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  SFAS 162 was effective November 15, 2008, 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS 162 on January 4, 2009 did not have a material impact on the Company’s consolidated results of operations or financial position.

In April 2008, the FASB issued Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”).  FSP 142-3 amends SFAS No. 142, Goodwill and Intangible Assets, and provides guidance for determining the useful life of a recognized intangible asset and requires enhanced disclosures so that users of financial statements are able to assess the extent to which the expected future cash flows associated with the asset are affected by the Company’s intent and/or ability to renew or extend the arrangement.  FSP 142-3 was effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  The adoption of  FSP 142-3 on January 4, 2009 did not impact the Company’s consolidated results of operations or financial position as this standard is required to be implemented prospectively; however, this standard may impact the Company in future periods.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities aimed at improving the transparency of financial reporting.  SFAS 161 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Adoption of SFAS 161 on January 4, 2009 did not have any impact on the Company’s consolidated results of operations or financial position.  Refer to Note 7, Derivatives and Risk Management, of this Form 10-Q for the enhanced disclosures required by the adoption of SFAS 161.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how the acquiror in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date. SFAS 141(R) significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs and restructuring costs.  In addition, under SFAS 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense.  The provisions of this standard will apply to any acquisitions the Company completes on or after December 15, 2008.  The adoption of SFAS 141(R) did not have an impact on the Company’s financial position or results of operations; however, this standard may impact the Company in future periods.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 changes the accounting and reporting for minority interests, which is recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with noncontrolling interest holders.  The provisions of SFAS 160 were applied to all noncontrolling interests prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented and have been disclosed as such in the Company’s condensed consolidated financial statements herein.  SFAS 160 became effective for fiscal years beginning on or after December 15, 2008.  The Company adopted SFAS 160 effective January 4, 2009.  Upon adoption of SFAS 160, the Company has recognized its noncontrolling interests as equity in the condensed consolidated balance sheets, has reflected net income attributable to noncontrolling interests in consolidated net income, and has provided, in Note 8, Controlling and Noncontrolling Interests, a summary of changes in equity attributable to controlling and noncontrolling interests.

In September 2006, the FASB issued SFAS 157.  SFAS 157 provides guidance for using fair value to measure assets and liabilities. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 became effective for financial statements issued for fiscal years beginning after November 15, 2007; however, the FASB provided a one year deferral for implementation of the standard for non-recurring, non-financial assets and liabilities.  The Company adopted SFAS 157 for non-financial assets and non-financial liabilities effective January 4, 2009, which did not have any effect on the Company’s consolidated results of operations or financial position.

2.                                      INVENTORIES

Inventories — net consist of the following:

	July 4, 2009	January 3, 2009
	IN THOUSANDS
Components and parts	$15,802	$22,354
Work-in-process	1,080	3,339
Inventory purchases in transit	26,853	30,056
Finished goods	221,859	252,523
	265,594	308,272
Inventory obsolescence reserve	(15,462)	(16,317)
Inventories - net	$250,132	$291,955

3.                                                            INTANGIBLE AND OTHER ASSETS

		July 4, 2009		January 3, 2009
	Useful	Carrying	Accumulated	Carrying	Accumulated
Fiscal Year	Lives	Amount	Amortization	Amount	Amortization
	IN THOUSANDS
Intangibles - subject to amortization:
Trademarks	10 yrs.	$2,653	$1,550	$2,620	$1,459
Customer list	9 yrs.	7,760	5,176	7,656	4,578
Patents	14 -20 yrs.	762	281	752	258
Other	7-20 yrs.	197	174	196	168
Total intangibles - subject to amortization		11,372	7,181	11,224	6,463

Intangibles - not subject to amortization:
Tradenames		23,309	—	23,327	—

Other assets:
Deposits		29,590	3,702	25,650	2,405
Cash surrender value of life insurance		2,355	—	2,101	—
Other		9,007	383	7,131	291
Total other assets		40,952	4,085	34,882	2,696
Total intangibles and other assets		$75,633	$11,266	$69,433	$9,159
Net of amortization			$64,367		$60,274

Estimated aggregate future amortization expense for intangible assets is as follows:

IN THOUSANDS
For the six months ended January 2, 2010	$803
For the twelve months ended January 1, 2011	1,400
For the twelve months ended January 7, 2012	819
For the twelve months ended January 5, 2013	610
For the twelve months ended January 4, 2014	589

4.                                      INCOME TAXES

The Company’s income tax expense, excluding amounts attributable to noncontrolling interest, for the Second Quarter and Prior Year Quarter was $9.6 million and $6.9 million, respectively, resulting in an effective income tax rate of 36.6 % and 21.4%, respectively.  The lower effective rate for the Prior Year Quarter is the result of the recognition of previously unrecognized tax benefits due to the settlement of foreign tax audits.  Income tax expense, excluding amounts attributable to noncontrolling interest, was $18.9 million for the Year To Date Period, with an effective rate of 35.8%.  For the Prior Year YTD Period, income tax expense net of amounts attributable to noncontrolling interest was $24.1 million, resulting in an effective rate of 30.3%.   The lower effective rate for the Prior Year YTD Period is the result of the recognition of previously unrecognized tax benefits due to the settlement of foreign tax audits.

As of July 4, 2009, the total amount of unrecognized tax benefits, under FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109, excluding interest and penalties, was $34.3 million, of which $8.1 million would favorably impact the effective tax rate in future periods, if recognized.   During the fourth quarter of 2008, the Internal Revenue Service opened an audit of the Company’s income tax returns for tax years 2005 and 2006.  The Company is also subject to examinations in various state and foreign jurisdictions for the 2004-2007 tax years, none of which are individually significant.   Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

The Company has classified uncertain tax positions as long-term income taxes payable unless such amounts are expected to be paid within twelve months of the balance sheet date.   As of July 4, 2009, the Company has no unrecognized tax benefits for positions that are expected to be settled within the next twelve months.   Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes payable, respectively. The total amount of accrued income tax-related interest and penalties included in the condensed consolidated balance sheet at July 4, 2009 was $6.0 million and $0.4 million, respectively.  For the Year To Date Period, the Company accrued interest expense of $0.3 million.

5.                                      STOCKHOLDERS’ EQUITY AND BENEFIT PLANS

Common Stock Repurchase Program.  During 2008 and 2007, the Company’s Board of Directors approved two stock repurchase programs, pursuant to which up to 4,000,000 shares of its common stock could be repurchased.  During 2008 and 2007, the Company repurchased and retired 3.6 million and 0.4 million shares, respectively, of its common stock under these repurchase programs at a cost of approximately $105.9 million and $15.9 million, respectively.  The repurchase programs were conducted pursuant to Rule 10b-18 of the Securities Exchange Act of 1934 and were completed in April 2008 and November 2008.

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

Long-Term Incentive Plan.  Designated employees of the Company, including officers, are eligible to receive (a) stock options, (b) stock appreciation rights, (c) restricted or non-restricted stock awards, (d) restricted stock units, (e) cash awards or (f) any combination of the foregoing.  The current stock options, stock appreciation rights, restricted stock and restricted stock units outstanding have original vesting terms ranging from three to five years.  All stock options, stock appreciation rights, restricted stock and restricted stock units are accounted for at the grant date fair value.  All stock appreciation rights and restricted stock units are settled in shares of common stock of the Company.

Restricted Stock Plan.  Shares awarded under the 2002 Restricted Stock Plan have been funded with shares contributed to the Company from a significant stockholder.  The restricted shares outstanding have original vesting periods that predominately range from one to five years.  These shares were accounted for at the grant date fair value.  On August 29, 2007, the Company’s Board of Directors elected to terminate this plan; however, the termination will not impair the remaining 74,065 outstanding shares which will continue in accordance with their original terms.

Non-Employee Director Stock Option Plan.  During the first year individuals are elected as non-employee directors of the Company, they receive a grant of 5,000 non-qualified stock options. In addition, on the first day of each subsequent calendar year, each non-employee director automatically receives a grant of an additional 6,000 non-qualified stock options as long as the individual is serving as a non-employee director. Prior to April 1, 2008, 4,000 non-qualified stock options were granted annually.  Pursuant to this plan, 50% of the options granted will become exercisable on the first anniversary of the date of grant and in two additional installments of 25% each on the second and third anniversaries of the date of the grant. All stock options granted under this plan are accounted for at the grant date fair value.

The following table summarizes stock options and stock appreciation rights activity during the Second Quarter:

Stock Options and Stock Appreciation Rights	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	IN THOUSANDS			IN THOUSANDS
Outstanding at April 4, 2009	3,119	$20.46	5.8	$7,018
Granted	—	—
Exercised	(35)	12.01		349
Forfeited or expired	(24)	23.36
Outstanding at July 4, 2009	3,060	20.53	5.6	15,622
Exercisable at July 4, 2009	2,044	19.16	4.6	11,632
Nonvested at July 4, 2009	1,016	23.27	7.7	3,990

Expected to vest	947	$23.27	7.7	$3,718

The aggregate intrinsic value in the table above is before income taxes and is based on the exercise price for outstanding and exercisable stock options and stock appreciation rights at July 4, 2009 and the fair market value on the exercise date for stock options and stock appreciation rights that have been exercised during the Second Quarter.

Stock Options and Stock Appreciation Rights Outstanding and Exercisable.  The following table summarizes information with respect to stock options and stock appreciation rights outstanding and exercisable at July 4, 2009:

Stock Options and Stock Appreciation Rights Outstanding				Stock Options and Stock Appreciation Rights Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Number of Shares	Weighted- Average Exercise Price
	IN THOUSANDS			IN THOUSANDS
$0.00 - $4.39	—	$—	—	—	$—
$4.39 - $8.78	197	7.32	1.35	197	7.32
$8.78 - $13.18	520	11.31	3.07	520	11.31
$13.18 - $17.57	411	14.01	8.29	40	13.66
$17.57 - $21.96	409	18.83	5.52	305	18.86
$21.96 - $26.35	838	24.15	5.36	755	24.19
$26.35 - $30.74	378	30.53	7.45	100	30.10
$30.74 - $35.14	254	31.46	7.20	100	31.40
$35.14 - $39.53	2	36.18	6.33	1	36.18
$39.53 - $43.92	51	43.10	8.49	26	43.10
Total	3,060	$20.53	5.59	2,044	$19.16

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

Restricted Stock and Restricted Stock Units. The following table summarizes restricted stock and restricted stock unit activity during the Second Quarter:

Restricted Stock and Restricted Stock Units	Number of Shares	Weighted- Average Grant Date Fair Value
	IN THOUSANDS

Nonvested at April 4, 2009	541	$21.76
Granted	—	—
Vested	(19)	27.95
Forfeited	(3)	24.04
Nonvested at July 4, 2009	519	21.52

Expected to vest	475	$21.52

The total fair value of restricted stock and restricted stock units vested during the Second Quarter was approximately $406,000.

6.                                      SEGMENT INFORMATION

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments are comprised of the United States Wholesale, Europe Wholesale, Other International Wholesale, and Worldwide Direct to Consumer.  The United States Wholesale, Europe Wholesale, and Other International Wholesale reportable segments do not include activities related to the Direct to Consumer segment.   The Europe Wholesale segment primarily includes sales to wholesale or distributor customers based in European countries, the Middle East and Africa.  The Other International Wholesale segment primarily includes sales to wholesale or distributor customers based in Australia, Canada, China (including the Company’s assembly and procurement operations), India, Indonesia, Japan, Korea, Malaysia, Mexico, New Zealand, Singapore, Taiwan, Thailand and countries in South America. The Worldwide Direct to Consumer segment includes company-owned retail stores, e-commerce sales and catalog activities.  Each reportable operating segment provides similar products and services.

The Company evaluates the performance of its reportable segments based on net sales and operating income. Net sales for geographic segments are generally based on the location of the customers. Operating income for each segment includes net sales to third parties, related cost of sales and operating expenses directly attributable to the segment.  Operating income for each segment includes intercompany profits associated with the sale of products by one segment to another.  However, in evaluating the performance of each segment, management considers the impact that such intercompany profits have on each reportable segment.  Corporate expenses include certain administrative, legal, accounting, technology support costs, equity compensation costs, payroll costs attributable to executive management and amounts related to intercompany eliminations and are not allocated to the various segments.  Intercompany sales of products between segments are referred to as intersegment items.  The following table presents summary information by operating segment:

	For the 13 Weeks Ended July 4, 2009		For the 13 Weeks Ended July 5, 2008
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
	IN THOUSANDS
United States Wholesale:
External customers	$95,276	$12,382	$98,389	$5,193
Intersegment	41,891	—	38,262	—
Direct to Consumer	80,608	5,352	68,993	5,036
Europe Wholesale:
External customers	88,268	13,885	116,361	22,853
Intersegment	3,490	—	10,755	—
Other International Wholesale:
External customers	51,713	11,624	69,448	25,443
Intersegment	47,666	—	107,731	—
Intersegment items	(93,047)	—	(156,748)	—
Corporate	—	(20,767)	—	(23,564)

Consolidated	$315,865	$22,476	$353,191	$34,961

	For the 26 Weeks Ended July 4, 2009		For the 26 Weeks Ended July 5, 2008
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
	IN THOUSANDS
United States Wholesale:
External customers	$195,932	$25,703	$203,338	$12,877
Intersegment	93,384	—	89,960	—
Direct to Consumer	147,131	3,283	124,448	3,804
Europe Wholesale:
External customers	191,714	28,363	246,480	59,751
Intersegment	16,716	—	15,815	—
Other International Wholesale:
External customers	104,116	27,864	135,109	50,340
Intersegment	138,115	—	210,495	—
Intersegment items	(248,215)	—	(316,270)	—
Corporate	—	(38,934)	—	(42,696)

Consolidated	$638,893	$46,279	$709,375	$84,076

7.                                      DERIVATIVES AND RISK MANAGEMENT

On January 4, 2009, the Company adopted SFAS 161, which requires enhanced disclosures about a company’s derivative instruments and hedging activities.  The adoption of SFAS 161 did not have any financial impact on the Company’s consolidated financial statements.

The Company is exposed to certain risks relating to its ongoing business operations, which it attempts to manage by using derivative instruments.  The primary risks managed by using derivative instruments are the future payments of intercompany inventory transactions by non-U.S. subsidiaries. Forward contracts are entered into by the Company to manage fluctuations in global currencies in which various inventory purchases are transacted.  SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. In accordance with SFAS 133, the Company designates all forward contracts as cash flow hedges.

For a derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss)- net of taxes and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

The Company designates only those contracts which closely match the terms of the underlying transaction for hedge accounting treatment.  These hedges resulted in no ineffectiveness in the statements of operations, and there were no components excluded from the assessment of hedge effectiveness for the Second Quarter and Year To Date Period.

As of July 4, 2009, the Company had the following outstanding forward contracts that were entered into to hedge the future payments of intercompany inventory transactions:

Functional Currency (Thousands)		Contract Currency (Thousands)
Type	Amount	Type	Amount
Euro	79,916	U.S. Dollar	110,515
British Pound	7,933	U.S. Dollar	12,476
Japanese Yen	733,000	U.S. Dollar	8,013
Mexican Peso	12,130	U.S. Dollar	900
Swedish Krona	1,994	U.S. Dollar	250

The effective portion of gains and losses on derivative instruments designated and qualifying as cash flow hedges that was recognized in other comprehensive income (loss)- net of taxes during the Second Quarter, Prior Year Quarter, Year To Date Period and Prior Year YTD Period is set forth below (in thousands):

	For the 13 Weeks Ended	For the 13 Weeks Ended
	July 4, 2009	July 5, 2008

Foreign exchange contracts	$(3,480)	$1,072

Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$(3,480)	$1,072

	For the 26 Weeks Ended	For the 26 Weeks Ended
	July 4, 2009	July 5, 2008

Foreign exchange contracts	$(1,074)	$(5,002)

Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$(1,074)	$(5,002)

The effective portion of gains and losses on derivative instruments designated and qualifying as cash flow hedges recorded in accumulated other comprehensive income (loss) during the term of the hedging relationship and reclassified into earnings during the Second Quarter, Prior Year Quarter, Year To Date Period and Prior Year YTD Period is set forth below (in thousands):

		For the		For the
	Income Statement	13 Weeks Ended	Income Statement	13 Weeks Ended
	Location	July 4, 2009	Location	July 5, 2008

Foreign exchange contracts	Other Inc/(Exp)	$1,046	Other Inc/(Exp)	$(804)

Total gain (loss) reclassified from other comprehensive income (loss) into income, net of taxes		$1,046		$(804)

		For the		For the
	Income Statement	26 Weeks Ended	Income Statement	26 Weeks Ended
	Location	July 4, 2009	Location	July 5, 2008

Foreign exchange contracts	Other Inc/(Exp)	$3,975	Other Inc/(Exp)	$(1,531)

Total gain (loss) reclassified from other comprehensive income (loss) into income, net of taxes		$3,975		$(1,531)

The table below discloses the Company’s fair value amounts as separate asset and liability values, presents the fair value of derivative instruments on a gross basis, and identifies the line item(s) in the balance sheet in which the fair value amounts for these categories of derivative instruments are included (in thousands).

	Asset Derivatives				Liability Derivatives
	July 4, 2009		Jan 3, 2009		July 4, 2009		Jan 3, 2009
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value

Derivatives designated as hedging instruments under SFAS 133:

Foreign exchange contracts	Other Current Assets	$2,310	Other Current Assets	$8,476	Accounts Payable	$3,619	Other Current Assets	$3,629

Total derivatives designated as hedging instruments under SFAS 133		$2,310		$8,476		$3,619		$3,629

At the end of the Second Quarter, the Company had foreign exchange contracts with maturities extending through November 2010. The estimated net amount of the existing gains or losses at the reporting date that is expected to be reclassified into earnings within the next 12 months is $1.2 million.

8.                                    CONTROLLING AND NONCONTROLLING INTERESTS

The following tables summarize the changes in equity attributable to controlling and noncontrolling interests (in thousands):

	Fossil, Inc.		Total
	Stockholders’	Noncontrolling	Stockholders’
	Equity	Interests	Equity
Balance at January 3, 2009	$802,144	$3,219	$805,363

Net income	33,943	2,045	35,988
Currency translation adjustments	4,280	(1)	4,279
Unrealized gain on available for sale securities	501	—	501
Unrealized loss on forward contracts	(5,050)	—	(5,050)
Common stock issued upon exercise of stock options and SARs	813	—	813
Tax expense derived from stock-based compensation	(323)	—	(323)
Restricted stock forfeiture put to treasury	(494)	—	(494)
Stock-based compensation	3,576	—	3,576
Repurchase and retirement of common stock	—	—	—
Dividends paid	—	(2,602)	(2,602)

Balance at July 4, 2009	$839,390	$2,661	$842,051

	Fossil, Inc.		Total
	Stockholders’	Noncontrolling	Stockholders’
	Equity	Interests	Equity
Balance at January 5, 2008	$771,662	$6,127	$777,789

Net income	55,354	2,955	58,309
Currency translation adjustments	14,110	(2)	14,108
Unrealized loss on available for sale securities	(673)	—	(673)
Unrealized loss on forward contracts	(3,471)	—	(3,471)
Common stock issued upon exercise of stock options and SARs	3,128	—	3,128
Tax expense derived from stock-based compensation	(406)	—	(406)
Restricted stock forfeiture put to treasury	(1,082)	—	(1,082)
Stock-based compensation	3,458	—	3,458
Repurchase and retirement of common stock	(61,871)	—	(61,871)
Dividends paid	—	(4,330)	(4,330)

Balance at July 5, 2008	$780,209	$4,750	$784,959

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition and results of operations of Fossil, Inc. and its wholly and majority-owned subsidiaries for the thirteen and twenty-six week periods ended July 4, 2009 (the “Second Quarter” and “Year To Date Period,” respectively) as compared to the thirteen and twenty-six week periods ended July 5, 2008 (the “Prior Year Quarter” and “Prior Year YTD Period,” respectively).  This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes thereto.

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

Domestically, we sell our products through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, owned retail and factory outlet stores, mass market stores and through our FOSSIL® catalog and website.  Our wholesale customer base includes, among others, Neiman Marcus, Nordstrom, Macy’s, Dillard’s, JCPenney, Kohl’s, Sears, Wal-Mart and Target.  We also sell our products in the United States through a network of company-owned stores that included 127 retail stores located in premier retail sites and 71 outlet stores located in major outlet malls as of July 4, 2009.  In addition, we offer an extensive collection of our FOSSIL brand products through our catalog and on our website, www.fossil.com, as well as proprietary and licensed watch and jewelry brands through other managed and affiliated websites.

Internationally, our products are sold to department stores, specialty retail stores and specialty watch and jewelry stores in over 100 countries worldwide through 23 company-owned foreign sales subsidiaries and through a network of 59 independent distributors. Our products are distributed in Africa, Asia, Australia, Europe, Central and South America, Canada, the Caribbean, Mexico, and the Middle East. Our products are offered on airlines, cruise ships and in international company-owned retail stores, which included 109 accessory retail stores, 12 multi-brand stores and 10 outlet stores in select international markets as of July 4, 2009.  Our products are also sold through independently-owned and franchised FOSSIL retail stores and kiosks in certain international markets.  In addition, we offer an extensive collection of our FOSSIL brand products on our websites in certain countries.

Our business is subject to global economic cycles and retail industry conditions.  Purchases of discretionary fashion accessories, such as our watches, handbags, sunglasses and other products, tend to decline during recessionary periods when disposable income is low and consumers are hesitant to use available credit.  The global economic environment has deteriorated over the last several quarters.  The decreased values in real estate, reduced credit lending by banks, solvency concerns of major financial institutions, increases in unemployment levels and recent significant declines and volatility in the global financial markets have negatively impacted the level of consumer spending for discretionary items.  This has affected our business as it is dependent on consumer demand for our products.  In North America, we are experiencing a significant downturn in customer traffic and a highly promotional environment.  These same conditions are spreading to many international markets.  If the global macroeconomic environment continues to be weak or deteriorates further, there will likely be a negative effect on our revenues and earnings across most of our segments for fiscal year 2009 and potentially continuing into fiscal year 2010.

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

The majority of our products are sold at price points ranging from $50 to $500.  Although the current economic environment is expected to negatively impact consumer discretionary spending and, ultimately, our net sales, we believe that the price/value relationship of our products will allow us to maintain our market share in those markets in which we compete.  Additionally, we are focusing on our opening price points across all brands and categories as we believe consumers of discretionary accessory goods are looking for even more value for their dollars and looking to spend less money than in the past.  Historically, during recessionary periods, the strength of our balance sheet, our strong operating cash flow and the relative size of our business with our wholesale customers, in comparison to our competitors, have allowed us to better weather such recessionary periods and generally results in market share gains to us.

Our international operations are subject to many risks, including foreign currency exchange rate risks.  Generally, a strengthening of the U.S. dollar against currencies of other countries in which we operate will reduce the translated amounts of sales and operating expenses of our subsidiaries, which results in a reduction of our consolidated operating income.  We anticipate that the current strengthening of the U.S. dollar against the currencies of international markets in which we operate will negatively impact our reported sales growth and earnings during our fiscal third quarter of 2009, as compared to fiscal year 2008.

For a more complete discussion of the risks facing our business, see “Part I, Item 1A” of our Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

Significant Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to product returns, self-insured reserves, bad debts, inventories, long-lived asset impairment, impairment of goodwill and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no changes to the significant accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K filed for the fiscal year ended January 3, 2009.

Newly Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of SFAS No. 162 (“SFAS 168”).  SFAS 168 establishes The FASB Accounting Standards Codification™ (“Codification”) as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities.  All guidance contained in the Codification carries an equal level of authority.  Following this statement, the Board will not issue new standards in the form of statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  When effective, the Codification will supersede all existing non-SEC accounting and reporting standards.  The adoption of SFAS 168 will not have an impact on our consolidated results of operations or financial condition.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”).  SFAS 167 improves financial reporting by enterprises involved with variable interest entities. The FASB undertook this project to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“Interpretation 46(R)”), as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under Interpretation 46(R) do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity.  SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  We do not expect the adoption of SFAS 167 to have a material impact on our consolidated results of operations or financial condition.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140  (“SFAS 166”).  SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  SFAS 166 is effective for financial statements as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter, with applications for transfers occurring on or after the effective date.  Additionally, the disclosure provisions of SFAS 166 should be applied to transfers that occurred both before and after the effective date of SFAS 166.  We do not expect the adoption of SFAS 166 to have a material impact on our consolidated results of operations or financial condition.

Newly Adopted Accounting Standards

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”).  SFAS 165 establishes the general standards of accounting for and  disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 was effective for the Company April 5, 2009.  The adoption of SFAS 165 did not have a material impact on our consolidated results of operations or financial condition.

In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”).  FSP 115-2 provides greater clarity about the credit and noncredit component of an other-than-temporary impairment event and more effectively communicate when an other-than-temporary impairment event has occurred.  FSP 115-2 amends the other-than-temporary impairment model for debt securities.  The impairment model for equity securities was not affected.  Under FSP 115-2, an other-than-temporary impairment must be recognized through earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis. This staff position is effective for interim periods ending after June 15, 2009. The adoption of FSP 115-2 did not have a material impact on our results of operations or financial position.

In April 2009, the FASB released Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”).  FSP 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157 Fair Value Measurements (“SFAS 157”).  FSP 157-4 provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed.  FSP 157-4 is applied to all assets and liabilities (i.e., financial and non-financial) and will require enhanced disclosures.  This staff position is effective for periods ending after June 15, 2009.  The adoption of FSP 157-4 did not have a material impact on our consolidated results of operations or financial condition.

In April 2009, the FASB released Staff Position No. FAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”).  FSP 107-1 amends FASB Statement No. 107, Disclosures about Fair Values of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  FSP 107-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.  FSP 107-1 is effective for interim periods ending after June 15, 2009.  The adoption of FSP 107-1 did not have a material impact on our consolidated results of operations or financial condition.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share Based Payment Transactions Are Participating Securities  (“FSP-EITF 03-6-1”). Under FSP-EITF 03-6-1, unvested share based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP-EITF 03-6-1 was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years and requires retrospective application. The adoption of FSP-EITF 03-6-1 did not have a material impact on the Company’s earnings per share calculations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  SFAS 162 was effective November 15, 2008, 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS 162 on January 4, 2009 did not have a material impact on our consolidated results of operations or financial position.

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”).  FSP 142-3 amends SFAS No. 142, Goodwill and Intangible Assets, and provides guidance for determining the useful life of a recognized intangible asset and requires enhanced disclosures so that users of financial statements are able to assess the extent to which the expected future cash flows associated with the asset are affected by our intent and/or ability to renew or extend the arrangement.  FSP 142-3 was effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  The adoption of  FSP 142-3 on January 4, 2009 did not impact our consolidated results of operations or financial position as this standard is required to be implemented prospectively; however, this standard may impact us  in future periods.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities aimed at improving the transparency of financial reporting.  SFAS 161 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 on January 4, 2009 did not have any impact on our consolidated results of operations or financial position.  Refer to Note 7, Derivatives and Risk Management, of this Form 10-Q for the enhanced disclosures required by the adoption of SFAS 161.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how the acquiror in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date. SFAS 141(R) significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs and restructuring costs.  In addition, under SFAS 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense.  The provisions of this standard will apply to any acquisitions we complete on or after December 15, 2008.  The adoption of SFAS 141(R) did not have an impact on our financial condition or results of operations; however, this standard may impact us in future periods.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 changes the accounting and reporting for minority interests, which is recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders.  The provisions of SFAS 160 were applied to all noncontrolling interests prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented and have been disclosed as such in our condensed consolidated financial statements herein.  SFAS 160 became effective for fiscal years beginning on or after December 15, 2008.  We adopted SFAS 160 effective January 4, 2009.  Upon adoption of  SFAS 160, we have recognized noncontrolling interests as equity in the condensed consolidated balance sheets, has reflected net income attributable to noncontrolling interests in consolidated net income and has provided, in Note 8, Controlling and Noncontrolling Interests, a summary of changes in equity attributable to controlling and noncontrolling interests.

In September 2006, the FASB issued SFAS 157.  SFAS 157 provides guidance for using fair value to measure assets and liabilities. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 became effective for financial statements issued for fiscal years beginning after November 15, 2007; however, the FASB provided a one year deferral for implementation of the standard for non-recurring, non-financial assets and liabilities.  We have adopted SFAS 157 for non-financial assets and non-financial liabilities effective January 4, 2009, which did not have any effect on our consolidated results of operations or financial condition.

Results of Operations

The following table sets forth, for the periods indicated, (i) the percentages of our net sales represented by certain line items from our condensed consolidated statements of income and (ii) the percentage changes in these line items between the periods indicated.

	Percentage of Net Sales
	For the 13 Weeks Ended		Percentage
	July 4, 2009	July 5, 2008	Change

Net sales	100.0%	100.0%	(10.6)%
Cost of sales	47.1	46.1	(8.7)
Gross profit	52.9	53.9	(12.2)

Operating expenses:
Selling and distribution	34.0	32.7	(6.8)
General and administrative	11.8	11.3	(7.0)
Operating income	7.1	9.9	(35.7)
Interest expense	—	—	—
Other income (expense) - net	1.5	(0.3)	474.8
Income before income taxes	8.6	9.6	(19.9)
Provision for income taxes	3.1	2.1	35.8
Net income	5.5	7.5	(34.9)
Net income attributable to noncontrolling interest	0.2	0.4	(54.4)
Net income attributable to Fossil, Inc.	5.3%	7.1%	(33.9)%

	Percentage of Net Sales
	For the 26 Weeks Ended		Percentage
	July 4, 2009	July 5, 2008	Change

Net sales	100.0%	100.0%	(9.9)%
Cost of sales	47.3	45.8	(6.9)
Gross profit	52.7	54.2	(12.5)

Operating expenses:
Selling and distribution	33.7	31.1	(2.3)
General and administrative	11.7	11.2	(6.4)
Operating income	7.3	11.9	(45.0)
Interest expense	—	—	—
Other income (expense) - net	1.4	(0.2)	1,352.8
Income before income taxes	8.7	11.7	(33.3)
Provision for income taxes	3.0	3.5	(21.6)
Net income	5.7	8.2	(38.3)
Net income attributable to noncontrolling interest	0.3	0.4	(30.8)
Net income attributable to Fossil, Inc.	5.4%	7.8%	(38.7)%

Net Sales.  The following table sets forth consolidated net sales by segment (excluding corporate, which had no net sales), and components of certain segments, and the percentage relationship of the components to consolidated net sales for the periods indicated (in millions, except percentage data):

	Amounts in millions		Percentage of total
	For the 13 Weeks Ended		For the 13 Weeks Ended
	July 4, 2009	July 5, 2008	July 4, 2009	July 5, 2008

International Wholesale:
Europe	$88.3	$116.4	28.0%	33.0%
Other	51.7	69.4	16.3%	19.6%
Total International Wholesale	140.0	185.8	44.3%	52.6%

United States Wholesale:
Watch products	54.8	56.8	17.4%	16.1%
Other products	40.5	41.6	12.8%	11.8%
Total United States Wholesale	95.3	98.4	30.2%	27.9%

Direct to Consumer	80.6	69.0	25.5%	19.5%

Total net sales	$315.9	$353.2	100.0%	100.0%

	Amounts in millions		Percentage of total
	For the 26 Weeks Ended		For the 26 Weeks Ended
	July 4, 2009	July 5, 2008	July 4, 2009	July 5, 2008

International Wholesale:
Europe	$191.7	$246.5	30.0%	34.8%
Other	104.1	135.1	16.3%	19.0%
Total International Wholesale	295.8	381.6	46.3%	53.8%

United States Wholesale:
Watch products	103.9	106.4	16.3%	15.0%
Other products	92.1	96.9	14.4%	13.7%
Total United States Wholesale	196.0	203.3	30.7%	28.7%

Direct to Consumer	147.1	124.5	23.0%	17.5%

Total net sales	$638.9	$709.4	100.0%	100.0%

The following table is intended to illustrate by factor the total of the percentage change in sales by segment and on a consolidated basis:

Analysis of Percentage Change in Sales during the Second Quarter Versus Prior Year Quarter

Attributable to Changes in the Following Factors

	Exchange Rates	Organic Growth	Total Change
Europe Wholesale	-12.0%	-12.1%	-24.1%
Other International Wholesale	-5.0%	-20.5%	-25.5%
United States Wholesale	0.0%	-3.2%	-3.2%
Direct to Consumer	-4.3%	21.1%	16.8%
Total	-5.8%	-4.8%	-10.6%

Analysis of Percentage Change in Sales during the Year to Date Period Versus Prior Year YTD Period

Attributable to Changes in the Following Factors

	Exchange Rates	Organic Growth	Total Change
Europe Wholesale	-13.1%	-9.1%	-22.2%
Other International Wholesale	-5.4%	-17.5%	-22.9%
United States Wholesale	0.0%	-3.6%	-3.6%
Direct to Consumer	-5.0%	23.2%	18.2%
Total	-6.5%	-3.4%	-9.9%

Europe Wholesale Net Sales.  The following discussion excludes the impact on sales growth attributable to foreign currency rate changes as noted in the above table.  Europe Wholesale net sales decreased 12.1% in the Second Quarter, as compared to the Prior Year Quarter, with watch and jewelry net sales declining 12.2% and 18.5%, respectively.  Sales were negatively impacted by worsening economic conditions throughout Europe, which began deteriorating after the initial economic downturn in the United States. De-stocking efforts by our wholesale customers to bring their inventory in line with retail sales trends has resulted in reduced wholesale shipments, especially in countries in which we have higher sales penetration.  From a brand specific viewpoint, the decline in net sales in the watch category was primarily led by sales volume decreases in DKNY®, FOSSIL and EMPORIO ARMANI® watches of 22.4%, 10.5% and 13.6%, respectively.  The net sales decline in total watches was partially offset by a 20.5% increase in BURBERRY® watches primarily related to an increase in the penetration level with existing customers and new door growth.  The net sales decrease in the jewelry category was the result of a 27.1% net sales decline in FOSSIL jewelry, partially offset by a combined $1.3 million in sales from DKNY jewelry that was launched during the third quarter of 2008 and sales volume increases in DIESEL® jewelry as a result of the recent re-launch of the business.  We are experiencing solid results in our introductions of FOSSIL men’s and women’s leather accessories into new markets.  We believe this growth is due to the expanded presence of the FOSSIL brand achieved through the significant number of FOSSIL retail stores we have opened in the region within the last year.  The drivers of Europe Wholesale net sales decreases for the Year To Date Period in comparison to the Prior Year YTD Period were consistent from a brand and category perspective with those experienced for the Second Quarter.

Other International Wholesale Net Sales.  The following discussion excludes the impact on sales growth attributable to foreign currency rate changes as noted in the above table.  Other International Wholesale sales include sales from our Asia Pacific, Mexico and Canada subsidiaries and export sales from the United States.  Watch and watch related sales represent almost 90% of our business in this segment, with a growing presence in the jewelry and leather accessories categories.  Our Other International Wholesale segment experienced a 20.5% decrease in net sales in the Second Quarter, as compared to the Prior Year Quarter, primarily driven by a $14.7 million decline in wholesale shipments to our third party distributors, duty free customers and our Spain joint venture.  Our third party distributors appear to be buying less frequently but in larger volumes, and inventory replenishment orders from these customers have been reduced significantly in comparison to the prior year likely as a result of a downturn in consumer discretionary spending.   Sales to our Spain joint venture and duty free customers have also been impacted by downturns in retail spending and sales of our products in these markets.  Excluding sales to third party distributors, duty free customers and our Spain joint venture, net sales in this segment increased by 1.2%, led by a 5.4% increase in sales from our Asian subsidiaries.  We believe this performance is principally due to increased brand awareness developed through our concession concepts and expansion of our watch businesses into China, India and Korea over the last two years.  Licensed brand watch sales in the Other International Wholesale segment, which represented 79% of the total watch volume in the segment for the Second Quarter, increased by 7.1% in comparison to the Prior Year Quarter, partially offset by a 24.8% net sales decline in FOSSIL brand watches.  For the Year To Date Period, Other International Wholesale net sales decreased 17.5%, primarily due to a 41.0% decrease in wholesale shipments to our third party distributors, duty free customers and our Spain joint venture, partially offset by a 7.0% increase in our non-distributor Asia Pacific wholesale operations.

Wholesale net sales outside of the United States have grown to represent almost two-thirds of our global wholesale sales and we believe they represent our largest opportunity for continued wholesale expansion on a constant dollar basis. We believe our global distribution network and our design and marketing capabilities should allow us to continue to take shelf space from lesser known local and regional brands as we continue to increase brand awareness through the growth of our retail stores.  We also believe that our investments at the point of sale during this downturn in the economic environment will result in additional market share gains to us once the current global recession ends.

United States Wholesale Net Sales.  Net Sales from our United States Wholesale watch business decreased 3.5% for the Second Quarter from the Prior Year Quarter.  A decline in FOSSIL watch sales was partially offset by sales volume increases in MICHAEL KORS® and mass market watches.  Wholesale shipments of FOSSIL watches declined by 31.9% for the Second Quarter, in comparison to the Prior Year Quarter, which we believe is due to the depressed retail selling environment in the fashion watch business in U.S. department stores.  In the U.S. wholesale channel, FOSSIL watches are primarily distributed through department stores.  FOSSIL maintains a significant share of the fashion watch department in both national and regional department stores.   MICHAEL KORS wholesale shipments increased by 78.1% for the Second Quarter in comparison to the Prior Year Quarter.  We believe this performance is due to the innovative design that is represented by the assortment and the expansion of points of sale for the brand.  Mass market watch shipments increased 40.6% for the Second Quarter, in comparison to the Prior Year Quarter, which we attribute primarily to further penetration of the private label program with Wal-Mart.  We also believe this distribution channel is gaining market share because consumers are trading down in their buying habits.  For the Year To Date Period, U.S. wholesale watch net sales decreased 2.3% as compared to the Prior Year YTD Period.  This decrease was principally driven by the same brands and categories experienced during the Second Quarter.

Net sales from our domestic accessories business decreased 2.6% for the Second Quarter from the Prior Year Quarter, as a result of sales volume declines in FOSSIL women’s small leather goods and handbags and RELIC® accessories.  These sales volume declines were partially offset by sales volume growth in the FOSSIL accessory jewelry line.  Wholesale shipments of FOSSIL women’s handbags declined by 6.8% for the Second Quarter, in comparison to the Prior Year Quarter, which we attribute to a difficult handbag business in U.S. department stores.  Wholesale shipments of RELIC women’s accessories declined by 4.8% for the Second Quarter in comparison to the Prior Year Quarter.  We believe this performance is in line with the overall retail performance of this category within RELIC’s distribution channel.  Wholesale shipments of FOSSIL accessories jewelry for the Second Quarter increased 83.9% in comparison to the Prior Year Quarter.  This growth is attributable to an increase in the number of retail doors through which this line is distributed compared to the Prior Year Quarter.  For the Year To Date Period, domestic accessory net sales decreased 5.0% primarily driven by net sales volume decreases in FOSSIL women’s handbags and small leather goods and RELIC accessories.  These decreases were partially offset by sales volume increases in FOSSIL men’s leather goods, FOSSIL accessory jewelry and sales related to the launch of our FOSSIL men’s footwear line.

Worldwide Direct to Consumer Net Sales.   The following discussion excludes the impact on sales growth attributable to foreign currency rate changes as noted in the above table.  Net sales from our Direct to Consumer segment for the Second Quarter increased 21.1%, as compared to the Prior Year Quarter, primarily as a result of a 27.5% increase in the average number of company-owned stores open during the Second Quarter and comparable store sales gains of 4.9%.  Our e-commerce business increased 7.2%, in comparison to the Prior Year Quarter, principally as a result of increased sales from our German website launched in the third quarter of 2007, and to a lesser extent, a 1.1% increase in our U.S. based e-commerce business.  For the Year To Date Period, net sales from our Direct to Consumer segment increased 23.2% in comparison to the Prior Year YTD Period, primarily as a result of a 27.3% increase in the average number of stores open and comparable store sales increases of 5.0%.  Net sales from our e-commerce businesses increased 16.4% for the Year To Date Period in comparison to the Prior Year YTD Period.  Comparable store sales related to our global full price accessory concept increased by 1.8% and 3.0% for the Second Quarter and Year To Date Period, respectively.  Global outlet comparable store sales increased 9.9% and 9.6% for the Second Quarter and Year To Date Period, respectively.  We believe our positive same store sales performance is due primarily to our focus on customer engagement and monitoring our key performance indicators across our global store base.  Furthermore, our retail stores in Europe are in a less competitive environment for fashion accessories at our price points and consumers appear to be responding to the value proposition across the FOSSIL product line.  Lastly, we believe that newer designs, generally offered in our retail stores in advance of wholesale shipments, are driving the continued positive performance of our full price retail stores.

We ended the Second Quarter with 329 stores, including 198 full price accessory stores, 109 of which are outside the U.S., 71 outlet locations, including 10 outside the U.S., 33 apparel stores, and 17 multi-brand stores, including 12 outside the U.S.  This compares to 263 stores at the end of the Prior Year Quarter, which included 129 full price accessory stores, 66 located outside the U.S., 83 outlet locations, including 7 outside the U.S., 33 apparel stores, and 18 multi-brand stores, including 13 outside the U.S.  During the Second Quarter, we opened 4 new stores and closed none.  During the second half of fiscal 2009, we anticipate opening approximately 30 to 40 additional retail stores globally.  These new store openings will be almost exclusively related to our FOSSIL full price accessory concept with more stores to be opened in international markets than in the U.S. market.

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

Gross Profit.    Gross profit of $167.2 million in the Second Quarter represented a decrease of 12.1% from the $190.3 million in the Prior Year Quarter.  Gross profit margin decreased by 100 basis points to 52.9% in the Second Quarter compared to 53.9% in the Prior Year Quarter. The decrease in gross profit margin was primarily driven by a stronger U.S. dollar, which impacted gross profit margin unfavorably by approximately 270 basis points, and a higher sales mix of lower margin sales to the off-price channel.  On a constant dollar basis, gross profit margins in the Second Quarter improved by 170 basis points in comparison to the Prior Year Quarter as a result of an increase in the sales mix of higher margin Direct to Consumer segment sales.  During the Second Quarter, Direct to Consumer sales increased to 25.5% of consolidated net sales in comparison to 19.5% of consolidated net sales in the Prior Year Quarter.  A reduction in the sales mix of lower gross margin shipments to third party distributors also benefited Second Quarter gross profit margin in comparison to the Prior Year Period.  For the Year To Date Period, gross profit margin declined by 150 basis points to 52.7% compared to 54.2% in the Prior Year YTD Period and included a negative impact of 290 basis points from a stronger U.S. dollar.  Excluding the currency impact, gross profit margin for the Year To Date Period increased 140 basis points in comparison to the Prior Year YTD Period, primarily the result of a higher mix of sales from our Direct to Consumer segment and the reduction of sales mix of lower gross margin shipments to third party distributors, partially offset by a higher sales mix of lower margin sales to the off-price channel.

Operating Expenses.   Total operating expenses in the Second Quarter decreased by $10.7 million in comparison to the Prior Year Quarter, to $144.7 million.  Operating expenses include a reduction of $8.1 million related to the translation of foreign-based expenses as a result of the stronger average U.S. dollar during the Second Quarter.  As a percentage of net sales, operating expenses increased 180 basis points in the Second Quarter to 45.8% compared to 44.0% in the Prior Year Quarter.  Excluding the impact of currency translation, the decrease in operating expenses was principally driven by a $13.8 million reduction related to the decrease in expenses from our wholesale operations and corporate overhead, partially offset by an increase of $11.2 million in our Direct to Consumer segment. The decrease in operating expenses in our wholesale operations and our corporate overhead are a result of reductions in certain payroll related expenses, including a reduction in work force during the first quarter of 2009, reductions in marketing costs associated with reduced net sales and decreases in travel related expenses as well as other controllable expenses.  The increase in operating expenses in our Direct to Consumer segment was principally due to an increase in the number of retail stores we operated during the Second Quarter in comparison to the Prior Year Quarter.  For the Year To Date Period, operating expenses as a percentage of net sales increased to 45.4% compared to 42.4% in the Prior Year YTD Period and included a reduction of approximately $17.7 million related to the translation impact of foreign-based expenses due to a stronger U.S. dollar offset by an increase of $22.6 million from our Direct to Consumer segment, primarily related to our retail store growth and associated infrastructure and a $15.1 million reduction in expenses related to our wholesale operations and our corporate overhead.

The following table sets forth operating expenses on a segment basis and the relative percentage of operating expenses to net sales for each segment for the periods indicated (in millions, except for percentage data):

	Amounts		% of Segment Net Sales
	For the 13 Weeks Ended		For the 13 Weeks Ended
	July 4, 2009	July 5, 2008	July 4, 2009	July 5, 2008
Europe Wholesale	$32.2	$42.1	36.5%	36.2%
Other International Wholesale	17.6	19.1	34.0%	27.5%
United States Wholesale	23.6	29.4	24.8%	29.9%
Direct to Consumer	50.6	41.3	62.8%	59.9%
Corporate	20.7	23.5	—	—
Total	$144.7	$155.4	45.8%	44.0%

	Amounts		% of Segment Net Sales
	For the 26 Weeks Ended		For the 26 Weeks Ended
	July 4, 2009	July 5, 2008	July 4, 2009	July 5, 2008
Europe Wholesale	$67.0	$81.4	35.0%	33.0%
Other International Wholesale	34.7	36.0	33.3%	26.6%
United States Wholesale	52.1	60.8	26.6%	29.9%
Direct to Consumer	97.9	79.7	66.6%	64.0%
Corporate	38.6	42.6	—	—
Total	$290.3	$300.5	45.4%	42.4%

Operating Income.  Operating income decreased to 7.1% of net sales in the Second Quarter compared to 9.9% of net sales in the Prior Year Quarter as a result of the decline in net sales, decreased gross profit margin and higher operating expenses as a percentage of net sales.  During the Second Quarter, operating income was negatively impacted by approximately $11.6 million as a result of the translation of foreign-based sales and expenses into U.S. dollars.  During the Year To Date Period, operating profit margin decreased to 7.2% compared to 11.9% in the Prior Year YTD Period.  Operating income for the Year To Date Period included approximately $26.2 million of net currency losses related to the translation of foreign-based sales and expenses into U.S. dollars.

Other Income (Expense) - Net.  Other income (expense) excluding amounts attributable to noncontrolling interest increased favorably by $6.7 million and $11.0 million during the Second Quarter and Year To Date Period, respectively, in comparison to the respective prior year periods.  These increases were primarily driven by increased foreign currency transaction gains compared to foreign currency exchange losses in the respective prior year periods.  As the U.S. dollar weakened during the Second Quarter, in comparison to the first quarter of 2009 and fiscal year-end 2008, we recognized currency gains from marking-to-market our international subsidiaries’ foreign currency payable balances denominated in U.S. dollars.  As we hedge a portion of our currency risk through forward contracts, we also experienced a slight gain on these hedges as our contract rates were slightly above the prevailing rates of the respective currencies at the time of settlement during the Second Quarter.  Offsetting the currency gains during the Second Quarter and Year To Date Period was a decrease in interest income as a result of reduced yields earned on invested cash balances.

Provision For Income Taxes.  Our income tax expense, excluding amounts attributable to noncontrolling interest, for the Second Quarter and Prior Year Quarter was $9.6 million and $6.9 million, respectively, resulting in an effective income tax rate of 36.6% and 21.4%, respectively.  The lower effective tax rate for the Prior Year Quarter was the result of recognition of unrecognized tax benefits due to audit settlements in the Prior Year Quarter.  Income tax expense, excluding amounts attributable to noncontrolling interest, was $18.9 million for the Year To Date Period, resulting in an effective rate of 35.8%. For the Prior Year YTD Period, income tax expense was $24.1 million, resulting in an effective rate of 30.3%.  The effective tax rate for the Prior Year YTD Period reflects the recognition of unrecognized tax benefits due to audit settlements.  We estimate that for our fiscal third and fourth quarters of 2009, our effective tax rate will approximate 37.0%, excluding any discrete events.

Net Income.  Second Quarter net income attributable to Fossil, Inc. decreased by 33.9% to $16.6 million, or $0.25 per diluted share, on 67.1 million weighted average shares outstanding compared to $0.36 per diluted share on 69.0 million weighted average shares during the Prior Year Quarter.  Second Quarter net income included an unfavorable $0.04 per diluted share impact related to the stronger U.S. dollar.  Net income of $33.9 million, or $0.51 per diluted share, for the Year To Date Period represents a 38.8% decrease compared to the $55.4 million, or $0.80 per diluted share, earned during the Prior Year YTD Period.  Net income for the Year To Date Period includes net foreign currency losses of $0.13 per diluted share.

2009 Net Sales and Earnings Estimates.    As we continue to grow our retail store base and e-commerce businesses, sales from the Direct to Consumer segment increase as a percentage of the total sales mix, generally benefiting our profitability in the fourth quarter, at the expense of the first and second quarters when, due to seasonality, it is more difficult to leverage Direct to Consumer expenses against Direct to Consumer sales.  Our 2009 outlook assumes the current challenging environment will continue for the remainder of the year. We currently expect net sales for the third quarter of fiscal 2009 to decrease in a range of 6% to 9% in comparison to the prior year quarter.  Third quarter reported diluted earnings per share is expected to be in a range of $0.38 to $0.42, and includes an expected negative currency impact of approximately $0.05 related to the stronger U.S. dollar in comparison to the Prior Year Quarter.  For the fourth quarter of 2009, we currently expect net sales in a range of flat to positive 3%.  Fourth quarter 2009 diluted earnings per share are expected to be in a range of $0.74 to $0.80.  Constant dollar sales for both the third and fourth quarters are expected to decrease from 3% to 6%, in comparison to the applicable prior year quarters.  This guidance is based upon the prevailing rate of the U.S. dollar compared to other foreign currencies for countries in which we operate.

Liquidity and Capital Resources

Historically, our general business operations have not required substantial cash during the first several months of our fiscal year. Generally, starting in the second quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our cash and cash equivalent balances as of the end of the Second Quarter amounted to $264.1 million in comparison to $204.8 million at the end of the Prior Year Quarter and $172.0 million at the end of fiscal year 2008.

The $92.1 million increase in cash and cash equivalents since the end of fiscal year 2008 is primarily related to net cash generated from operating activities.  Net cash from operating activities of $116.3 million was the result of net income of $36.0 million, favorable non-cash activities of $32.4 million and reduction in accounts receivable and inventory of $75.0 million and $37.7 million, respectively.  These increases in cash and cash equivalents were partially offset by decreases in accounts payable, accrued expenses and income taxes payable of $27.3 million, $25.1 million and $3.4 million, respectively.

Accounts receivable decreased to $139.2 million at the end of the Second Quarter compared to $175.8 million at the end of the Prior Year Quarter.  Second Quarter days sales outstanding for our wholesale segments was 52 days, which decreased from 55 days in the Prior Year Quarter primarily driven by a reduction in sales mix of internationally-based sales that generally result in longer collection cycles than those experienced in the U.S.  Inventory at quarter end was $250.1 million, representing a decrease of 12.4% from the Prior Year Quarter end inventory balance of $285.4 million.

At the end of the Second Quarter, we had working capital of $596.9 million compared to working capital of $541.1 million at the end of the Prior Year Quarter and approximately $3.5 million of outstanding short-term borrowings, primarily related to our Japanese revolving line of credit.  We had no outstanding borrowings under our U.S. credit facilities at the end of the Second Quarter.  Borrowings under our $140 million U.S. Short-Term Revolving Credit Facility bear interest, at our option, at (i) the lesser of (a) the prime rate (3.25% at the end of the Second Quarter) plus 1.5%, or (b) 3% or (c) the maximum rate allowed by law or (ii) the London Interbank Offer Rate (“LIBOR”) base rate (0.31% at the end of the Second Quarter) plus one-half percent. The U.S. credit facility is secured by 65% of the issued and outstanding shares of certain of our subsidiaries pursuant to a Stock Pledge Agreement. The U.S. credit facility requires the maintenance of net worth, quarterly income, working capital and certain financial ratios. Available borrowings under our U.S. credit facility are reduced by amounts outstanding related to open letters of credit.  We also maintain two separate 150 million Yen short-term credit facilities in Japan, one bearing interest based upon the short term prime rate and the other based upon the Tokyo Interbank Offer Rate.  Our revolving short-term credit facilities in the United States and Japan renew each year in November and June, respectively.  At the end of the Second Quarter, we had combined available borrowings of approximately $107.2 million relating to these facilities and we were in compliance with all debt covenants.

At the end of the Second Quarter, our wholly-owned subsidiary, Fossil Group Europe, Gmbh (“FGE”), had outstanding long-term borrowings, in the form of a term note, of $3.5 million.  This note has a variable interest term with an interest rate at the end of the Second Quarter of 2.0% with interest payments due quarterly.  This note requires minimum principal payments of 100,000 Swiss Francs each year with no stated maturity and no penalties for early termination.

We believe that future cash flow from operations combined with existing cash on hand will be sufficient to fund our working capital needs for the next twelve months.  We also have access to amounts available under our credit facilities should additional funds be required.

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

At the end of the Second Quarter, we had outstanding foreign exchange contracts to sell 79.9 million Euro for approximately $110.5 million, expiring through November 2010, approximately 7.9 million British Pounds for $12.5 million, expiring through June 2010, approximately 733.0 million Japanese Yen for $8.0 million, expiring December 2009, approximately 12.1 million Mexican Pesos for $0.9 million, expiring through September 2009 and approximately 2.0 million Swedish Krona for $0.3 million, expiring July 2009. If we were to settle our Euro, British Pound, Japanese Yen, Mexican Peso and Swedish Krona-based contracts and the related intercompany inventory transactions at the reporting date, the net result would be a net loss of approximately $0.7 million, net of taxes. Exclusive of these outstanding foreign exchange contracts or other operating or financing activities that may be employed by us, a measurement of the unfavorable impact of a 10 percent change in the Euro, British Pound and Swiss Franc as compared to the U.S. dollar on our operating profits and stockholders’ equity is presented in the following paragraph.

At the end of the Second Quarter, a 10% unfavorable change in the U.S. dollar strengthening against the Euro, British Pound, and Swiss Franc involving balance sheet transactional exposures would have reduced net pre-tax income by $5.5 million. The translation of the balance sheets of our European, United Kingdom and Switzerland-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. At the end of the Second Quarter, a 10 percent unfavorable change in the exchange rate of the U.S. dollar strengthening against the Euro, British Pound and Swiss Franc would have reduced consolidated stockholders’ equity by approximately $22.6 million. In our view, the risks associated with exchange rate changes in other currencies to which we have exposure are not material, and these hypothetical losses resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position, results of operations or cash flows.

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

Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls and procedures were effective at the reasonable assurance level as of July 4, 2009.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the Second Quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 20, 2009 to (i) elect three Class II Directors to its board of directors for a term of three years or until their respective successors are elected and qualified and (ii) ratify the appointment of Deloitte and Touche LLP as the Company’s independent registered public accounting firm for 2009.  The table below shows the results of the stockholders’ voting:

	Votes in Favor	Votes Withheld/ Against	Abstain	Broker Non- Votes
Election of Class II Directors
Kosta N. Kartsotis	56,754,304	2,020,723	—	—
James E. Skinner	58,068,399	706,628	—	—
Michael Steinberg	58,071,614	703,413	—	—

Ratification of the appointment of Deloitte and Touche LLP	58,601,214	172,180	1,633	—

Item 6.  Exhibits

(a)                                Exhibits

3.1	Second Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 10-K for the year ended January 1, 2005).

3.2

Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Report on Form 10-K for the year ended January 1, 2005).

3.3	Second Amended and Restated Bylaws of Fossil, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 8-K filed on September 4, 2008).

10.1

Letter Agreement Regarding Acceptance to Serve as an Advisory Director and Election to Decline Participation in the Fossil, Inc. 2008 Long-Term Incentive Plan, executed by Kenneth W. Anderson on May 20, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on May 22, 2009).

10.2

Letter Agreement Regarding Acceptance to Serve as an Advisory Director and Election to Decline Participation in the Fossil, Inc. 2008 Long-Term Incentive Plan, executed by Alan J. Gold on May 20, 2009 (incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed on May 22, 2009).

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

FOSSIL, INC.

Date: August 13, 2009	/s/ Mike L. Kovar
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

10.1

Letter Agreement Regarding Acceptance to Serve as an Advisory Director and Election to Decline Participation in the Fossil, Inc. 2008 Long-Term Incentive Plan, executed by Kenneth W. Anderson on May 20, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on May 22, 2009).

10.2

Letter Agreement Regarding Acceptance to Serve as an Advisory Director and Election to Decline Participation in the Fossil, Inc. 2008 Long-Term Incentive Plan, executed by Alan J. Gold on May 20, 2009 (incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed on May 22, 2009).

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