Form 10-Q
period 2009-10-03
FOSSIL INC
filed 2009-11-12
CIK 883569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 3, 2009

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

The number of shares of the registrant’s common stock outstanding as of November 9, 2009: 66,735,302.

PART I - FINANCIAL INFORMATION

Item 1.                       Financial Statements

FOSSIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

AMOUNTS IN THOUSANDS

	October 3, 2009	January 3, 2009

Assets
Current assets:
Cash and cash equivalents	$297,963	$172,012
Securities available for sale	8,749	6,436
Accounts receivable - net of allowances of $51,099 and $55,596, respectively	184,481	205,973
Inventories - net	279,611	291,955
Deferred income tax assets - net	29,665	27,006
Prepaid expenses and other current assets	54,237	60,084
Total current assets	854,706	763,466

Investments	12,756	13,011
Property, plant, and equipment - net of accumulated depreciation of $175,045 and $156,758, respectively	211,822	207,328
Goodwill	44,194	43,217
Intangible and other assets - net	63,958	60,274
Total assets	$1,187,436	$1,087,296

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt	$3,735	$5,271
Accounts payable	109,651	91,027
Accrued expenses:
Compensation	31,569	34,091
Royalties	12,065	17,078
Co-op advertising	10,825	21,869
Other	33,609	30,306
Income taxes payable	28,620	7,327
Total current liabilities	230,074	206,969

Long-term income taxes payable	22,511	38,784
Deferred income tax liabilities	32,617	22,880
Long-term debt	4,613	4,733
Other long-term liabilities	9,607	8,567
Total long-term liabilities	69,348	74,964

Stockholders’ equity:
Common stock, 66,733 and 66,502 shares issued at October 3, 2009 and January 3, 2009, respectively	667	665
Additional paid-in capital	88,233	81,905
Retained earnings	764,645	695,427
Accumulated other comprehensive income	30,541	24,147
Noncontrolling interest	3,928	3,219
Total stockholders’ equity	888,014	805,363
Total liabilities and stockholders’ equity	$1,187,436	$1,087,296

See notes to the condensed consolidated financial statements.

FOSSIL, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

UNAUDITED

AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA

	For the 13 Weeks Ended		For the 39 Weeks Ended
	October 3, 2009	October 4, 2008	October 3, 2009	October 4, 2008

Net sales	$381,362	$409,760	$1,020,254	$1,119,136
Cost of sales	170,625	185,583	472,956	510,369
Gross profit	210,737	224,177	547,298	608,767

Operating expenses:
Selling and distribution	115,263	120,644	330,872	341,365
General and administrative	38,110	39,795	112,783	119,588

Total operating expenses	153,373	160,439	443,655	460,953

Operating income	57,364	63,738	103,643	147,814
Interest expense - net	50	79	183	371
Other (expense) income - net	(1,660)	(2,692)	7,574	(3,429)

Income before income taxes	55,654	60,967	111,034	144,014
Provision for income taxes	19,109	23,447	38,501	48,185

Net income	36,545	37,520	72,533	95,829
Less: Net income attributable to noncontrolling interest	1,270	1,049	3,315	4,004
Net income attributable to Fossil, Inc.	$35,275	$36,471	$69,218	$91,825

Other comprehensive income (loss) - net of taxes:
Currency translation adjustment	11,133	(33,432)	15,412	(19,324)
Unrealized loss on securities available for sale	517	(467)	1,018	(1,140)
Forward contracts hedging intercompany foreign currency payments - change in fair values	(4,986)	15,423	(10,036)	11,952

Comprehensive income	43,209	19,044	78,927	87,317
Less: Comprehensive income attributable to noncontrolling interest	1,265	1,053	3,311	4,008
Comprehensive income attributable to Fossil, Inc.	$41,944	$17,991	$75,616	$83,309

Earnings per share:
Basic	$0.53	$0.54	$1.04	$1.35
Diluted	$0.52	$0.54	$1.03	$1.33
Weighted average common shares outstanding:
Basic	66,714	67,261	66,640	67,931
Diluted	67,408	68,049	67,023	68,881

See notes to the condensed consolidated financial statements.

FOSSIL, INC.  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

AMOUNTS IN THOUSANDS

	For the 39 Weeks Ended
	October 3, 2009	October 4, 2008

Operating Activities:
Net income	$72,533	$95,829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,272	27,763
Stock-based compensation	5,223	5,262
(Decrease) increase in allowance for returns - net of related inventory in transit	(4,139)	187
Loss on disposal of assets	234	141
Impairment loss	1,650	1,116
Equity in loss (income) of joint venture	719	(1,211)
Increase in allowance for doubtful accounts	3,036	918
Excess tax benefit from stock-based compensation	(3)	(535)
Deferred income taxes	8,828	(1,061)

Changes in operating assets and liabilities:
Accounts receivable	25,990	1,018
Inventories	8,950	(87,104)
Prepaid expenses and other current assets	1,371	(10,682)
Accounts payable	8,117	1,063
Accrued expenses	(14,799)	(19,208)
Income taxes payable	5,023	4,886

Net cash provided by operating activities	153,005	18,382

Investing Activities:
Additions to property, plant, and equipment	(28,172)	(40,548)
Increase in intangible and other assets	(1,378)	(13,274)
Purchase of securities available for sale	(1,111)	(1,847)
Sales and maturities of securities available for sale	45	6,395

Net cash used in investing activities	(30,616)	(49,274)

Financing Activities:
Acquisition and retirement of common stock	—	(94,888)
Distribution of noncontrolling interest earnings	(2,602)	(4,359)
Excess tax benefit from stock-based compensation	3	535
Borrowings on notes payable	1,900	—
Payments on notes payable	(3,769)	(6,209)
Proceeds from exercise of stock options	1,666	4,297

Net cash used in financing activities	(2,802)	(100,624)

Effect of exchange rate changes on cash and cash equivalents	6,364	(5,917)

Net increase (decrease) in cash and cash equivalents	125,951	(137,433)
Cash and cash equivalents:
Beginning of period	172,012	255,244
End of period	$297,963	$117,811

See notes to the condensed consolidated financial statements.

FOSSIL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1.                                      FINANCIAL STATEMENT POLICIES

Basis of Presentation.  The condensed consolidated financial statements include the accounts of Fossil, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of October 3, 2009, and the results of operations for the thirteen-week periods ended October 3, 2009 (“Third Quarter”) and October 4, 2008 (“Prior Year Quarter”), respectively, and the thirty-nine week periods ended October 3, 2009 (“Year To Date Period”) and October 4, 2008 (“Prior Year YTD Period”), respectively.  All adjustments are of a normal, recurring nature.

These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the annual report on Form 10-K filed by the Company pursuant to the Securities Exchange Act of 1934 for the year ended January 3, 2009. Operating results for the thirteen and thirty-nine week periods ended October 3, 2009 are not necessarily indicative of the results to be achieved for the full year.

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

Business.  The Company is a global design, marketing and distribution company that specializes in consumer fashion accessories.  Its principal offerings include an extensive line of men’s and women’s fashion watches and jewelry, handbags, small leather goods, belts, sunglasses, cold weather accessories, footwear and apparel.  In the watch and jewelry product category, the Company has a diverse portfolio of globally recognized owned and licensed brand names under which its products are marketed. The Company’s products are distributed globally through various distribution channels including wholesale, export and direct to consumer at varying price points to service the needs of its customers, whether they are value-conscious or luxury oriented. Based on its extensive range of accessory products, brands, distribution channels and price points, the Company is able to target style-conscious consumers across a wide age spectrum on a global basis.

Foreign Currency Hedging Instruments.  The Company’s foreign subsidiaries periodically enter into forward contracts principally to hedge the future payment of intercompany inventory transactions in U.S. dollars. If the Company’s foreign subsidiaries were to settle their Euro, British Pound, Australian Dollar, Mexican Peso and Japanese Yen based contracts at the reporting date, the net result would be a net loss of approximately $6.2 million, net of taxes, as of October 3, 2009.  Refer to Note 7, Derivatives and Risk Management, of this Form 10-Q for additional disclosures about the Company’s use of forward contracts.  The changes in fair value of hedging activities resulted in a tax benefit of $0.6 million in the Third Quarter and a tax expense of $1.8 million in the Prior Year Quarter. The tax benefit of the changes in fair value of hedging activities for the Year To Date Period was $1.8 million and the tax expense of the changes in fair value of hedging activities for the Prior Year YTD Period was $1.4 million.

Fair Value Measurements.  The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”) (now codified within Accounting Standard Codification (“ASC”) 820, Fair Value Measurement and Disclosures (“ASC 820”)) establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•                  Level 1 - Quoted prices in active markets for identical assets or liabilities.

•                  Level 2 - Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•                  Level 3 - Unobservable inputs based on the Company’s assumptions.

ASC 820 requires the use of observable market data if such data is available without undue cost and effort.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of October 3, 2009:

	Fair Value at October 3, 2009
	Level 1	Level 2	Level 3	Total
	IN THOUSANDS
Assets:
Securities available for sale	$8,749	$—	$—	$8,749
Foreign exchange forward contracts	—	370	—	370
Total	$8,749	$370	$—	$9,119

Liabilities:
Foreign exchange forward contracts	$—	$7,309	$—	$7,309
Total	$—	$7,309	$—	$7,309

The fair values of the Company’s available for sale securities are based on quoted prices.  The fair values of the Company’s foreign exchange forward contracts are based on published quotations of currency spot rates and forward points, which are converted into implied forward currency rates.

Earnings Per Share (“EPS”). The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS:

	For the 13 Weeks Ended		For the 39 Weeks Ended
	October 3, 2009	October 4, 2008	October 3, 2009	October 4, 2008
	IN THOUSANDS, EXCEPT PER SHARE DATA

Numerator:
Net income attributable to Fossil, Inc.	$35,275	$36,471	$69,218	$91,825

Denominator:
Basic EPS computations:
Basic weighted average common shares outstanding	66,714	67,261	66,640	67,931
Basic EPS	$0.53	$0.54	$1.04	$1.35

Diluted EPS computation:
Basic weighted average common shares outstanding	66,714	67,261	66,640	67,931
Stock options, stock appreciation rights and restricted stock units	694	788	383	950
Diluted weighted average common shares outstanding	67,408	68,049	67,023	68,881
Diluted EPS	$0.52	$0.54	$1.03	$1.33

Approximately 430,000, 420,000, 1,155,000 and 222,000 weighted average shares issuable under stock option awards were not included in the diluted earnings per share calculation at the end of the Third Quarter, Prior Year Quarter, Year To Date Period and Prior Year YTD Period, respectively, because they were antidilutive. These common share equivalents may be dilutive in future EPS calculations.

Goodwill.  The changes in the carrying amount of goodwill, which is not subject to amortization, are as follows:

	United States Wholesale	Europe Wholesale	Other International Wholesale	Direct to Consumer	Total
	IN THOUSANDS
Balance at January 3, 2009	21,799	17,139	4,279	—	43,217
Currency	—	932	45	—	977
Balance at October 3, 2009	$21,799	$18,071	$4,324	$—	$44,194

Subsequent Events.   The Company evaluated all events or transactions that occurred after October 3, 2009 through November 12, 2009, the date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events.

Newly Issued Accounting Standard Updates.   In August 2009, the Financial Accounting Standards Board (“FASB”) issued ASU 2009-5 Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value (“ASU 2009-5”).  ASU 2009-5 provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of liabilities.  ASU 2009-5 clarifies that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value.  ASU 2009-5 is effective for the Company for interim and annual periods ending after October 3, 2009.   The Company does not expect the adoption of ASU 2009-5 to have a material impact on its consolidated results of operations or financial position.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 has yet to be codified within The FASB Accounting Standards Codification (“Codification”).  SFAS 167 improves financial reporting by enterprises involved with variable interest entities. The FASB undertook this project to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (“Interpretation 46(R)”) as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under Interpretation 46(R) do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity.  SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.  The Company does not expect the adoption of SFAS 167 to have a material impact on its consolidated results of operations or financial position.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS 166”).  SFAS 166 has yet to be codified within the Codification.   SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of a financial asset; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  SFAS 166 is effective for financial statements as of the beginning of the first annual reporting period that begins after November 15, 2009. Additionally, the disclosure provisions of this statement should be applied to transfers that occurred both before and after the date of SFAS 166.  The Company does not expect the adoption of SFAS 166 to have a material impact on its consolidated results of operations or financial position.

Newly Adopted Accounting Standard Codification.  In August 2009, FASB issued ASU 2009-4 Accounting for Redeemable Equity Instruments — an Amendment to Section 480-10-S99 (“ASU 2009-4”).  ASU 2009-4 represents a Securities and Exchange Commission (“SEC”) update to Section 480-10-S99, Distinguishing Liabilities from Equity.  The adoption of guidance within ASU 2009-4 did not have an impact on the Company’s consolidated results of operations or financial position.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162, (now codified within ASC 105, Generally Accepted Accounting Principles (“ASC 105”)).  ASC 105 establishes the Codification as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities.  All guidance contained in the Codification carries an equal level of authority.  Following this statement, FASB will not issue new standards in the form of statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates, which will serve only to: (1) update the Codification; (2) provide background information about the guidance; and (3) provide the bases for conclusions on the change(s) in the Codification.  ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Codification supersedes all existing non-SEC accounting and reporting standards.  The adoption of ASC 105 did not have an impact on the Company’s consolidated results of operations or financial position.

 In May 2009, the FASB issued SFAS No. 165, Subsequent Events, (now codified within ASC 855, Subsequent Events (“ASC 855”)).  ASC 855 establishes the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC 855 was effective for the Company on April 5, 2009.  The adoption of ASC 855 did not have a material impact on the Company’s consolidated results of operations or financial position.  Refer to Note 1, Financial Statement Policies, of this Form 10-Q for the enhanced disclosures required by the adoption of ASC 855.

In April 2009, the FASB issued Staff Position (“FSP”) No. 115-2 and FSP 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (now codified within ASC 320, Investments — Debt and Equity Securities (“ASC 320”)).  ASC 320 provides greater clarity about the credit and noncredit component of an other-than-temporary impairment event and more effectively communicates when an other-than-temporary impairment event has occurred.  ASC 320 amends the other-than-temporary impairment model for debt securities.  The impairment model for equity securities was not affected.  Under ASC 320, an other-than-temporary impairment must be recognized through earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis. This standard is effective for interim periods ending after June 15, 2009. The adoption of ASC 320 did not have a material impact on the Company’s consolidated results of operations or financial position.

In April 2009, the FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (now codified within ASC 820, Fair Value Measurements and Disclosures).  ASC 820 provides guidelines for making fair value measurements more consistent and provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed.  ASC 820 is applied to all assets and liabilities (i.e., financial and non-financial) and requires enhanced disclosures.  This standard is effective for periods ending after June 15, 2009.  The adoption of ASC 820 did not have a material impact on the Company’s consolidated results of operations or financial position.

In April 2009, the FASB issued FSP 107-1 and Accounting Principles Board 28-1, Interim Disclosures about Fair Value of Financial Instruments (now codified within ASC 825, Financial Instruments (“ASC 825”)).  ASC 825 requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  ASC 825 is effective for interim periods ending after June 15, 2009.  The adoption of ASC 825 did not have a material impact on the Company’s consolidated results of operations or financial position.  Refer to Note 1, Financial Statement Policies, of this Form 10-Q for the enhanced disclosures required by the adoption of ASC 825.

In June 2008, the FASB issued Staff Position — Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (now codified within ASC 260, Earnings Per Share (“ASC 260”)).  Under ASC 260, unvested share based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. ASC 260 was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years and requires retrospective application. The adoption of ASC 260 did not have a material impact on the Company’s earnings per share calculations.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets (now codified within ASC 350, Intangibles — Goodwill and Other (“ASC 350”)).  ASC 350 provides guidance for determining the useful life of a recognized intangible asset and requires enhanced disclosures so that users of financial statements are able to assess the extent to which the expected future cash flows associated with the asset are affected by our intent and/or ability to renew or extend the arrangement.  ASC 350 was effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  The adoption of ASC 350 on January 4, 2009 did not impact the Company’s consolidated results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (now codified within ASC 815, Derivatives and Hedging (“ASC 815”)).  ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities aimed at improving the transparency of financial reporting.  ASC 815 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of ASC 815 did not have any impact on the Company’s consolidated results of operations or financial position.  Refer to Note 7, Derivatives and Risk Management, of this Form 10-Q for the enhanced disclosures required by the adoption of ASC 815.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (now codified within ASC 805, Business Combinations (“ASC 805”)).  ASC 805 establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date. ASC 805 significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs and restructuring costs.  In addition, under ASC 805, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense.  The provisions of this standard will apply to any acquisitions we complete on or after December 15, 2008.  The adoption of ASC 805 did not have an impact on the Company’s consolidated results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (now codified within ASC 810, Consolidation (“ASC 810”)).  ASC 810 changes the accounting and reporting for minority interests, which is recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders.  The provisions of ASC 810 were applied to all noncontrolling interests prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented and have been disclosed as such in our condensed consolidated financial statements herein.  ASC 810 became effective for fiscal years beginning on or after December 15, 2008.  The Company adopted ASC 810 effective January 4, 2009.  Upon adoption of ASC 810, the Company has recognized noncontrolling interests as equity in the condensed consolidated balance sheets, has reflected net income attributable to noncontrolling interests in consolidated net income and has provided, in Note 8, Controlling and Noncontrolling Interests, a summary of changes in equity attributable to controlling and noncontrolling interests.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (now codified within ASC 820).   ASC 820 provides guidance for using fair value to measure assets and liabilities. Under ASC 820, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The guidance within ASC 820 became effective for financial statements issued for fiscal years beginning after November 15, 2007; however, the FASB provided a one year deferral for implementation of the standard for non-recurring, non-financial assets and liabilities.  The Company adopted ASC 820 for non-financial assets and non-financial liabilities effective January 4, 2009, which did not have any effect on its consolidated results of operations or financial position.

2.                                      INVENTORIES

Inventories - net consist of the following:

	October 3, 2009	January 3, 2009
	IN THOUSANDS
Components and parts	$16,162	$22,354
Work-in-process	1,726	3,339
Inventory purchases in transit	41,632	30,056
Finished goods	233,938	252,523
	293,458	308,272
Inventory obsolescence reserve	(13,847)	(16,317)
Inventories - net	$279,611	$291,955

3.                                      INTANGIBLE AND OTHER ASSETS

Intangibles and other assets - net consist of the following:

		October 3, 2009		January 3, 2009
	Useful	Carrying	Accumulated	Carrying	Accumulated
Fiscal Year	Lives	Amount	Amortization	Amount	Amortization
		IN THOUSANDS
Intangibles - subject to amortization:
Trademarks	10 yrs.	$2,623	$1,568	$2,620	$1,459
Customer list	9 yrs.	7,687	5,415	7,656	4,578
Patents	14 -20 yrs.	764	292	752	258
Other	7-20 yrs.	203	183	196	168
Total intangibles - subject to amortization		11,277	7,458	11,224	6,463

Intangibles - not subject to amortization:
Tradenames		23,540	—	23,327	—

Other assets:
Key money deposits		21,727	4,524	17,011	2,405
Other deposits		9,175	—	8,639	—
Cash surrender value of life insurance		2,718	—	2,101	—
Other		7,875	372	7,131	291
Total other assets		41,495	4,896	34,882	2,696
Total intangibles and other assets		$76,312	$12,354	$69,433	$9,159
Net of amortization			$63,958		$60,274

Estimated aggregate future amortization expense for intangible assets is as follows:

IN THOUSANDS
For the three months ended January 2, 2010	$417
For the twelve months ended January 1, 2011	1,333
For the twelve months ended December 31, 2011	752
For the twelve months ended December 29, 2012	458
For the twelve months ended December 28, 2013	183
For the twelve months ended January 3, 2014	141

4.                                      INCOME TAXES

The Company’s income tax expense, excluding amounts attributable to noncontrolling interest, for the Third Quarter and Prior Year Quarter was $18.8 million and $23.2 million, respectively, resulting in an effective income tax rate of 34.8% and 38.8%, respectively.  The lower effective rate for the Third Quarter is the result of a $0.9 million reduction in the Company’s previous year estimated federal income tax liability.  Income tax expense, excluding amounts attributable to noncontrolling interest, was $37.8 million for the Year To Date Period, resulting in an effective rate of 35.3%.  For the Prior Year YTD Period, income tax expense net of amounts attributable to noncontrolling interest was $47.3 million, resulting in an effective rate of 33.9%.

As of October 3, 2009, the total amount of unrecognized tax benefits, under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (now codified within ASC 740, Income Taxes (“ASC 740”)), excluding interest and penalties, was $35.1 million, of which $8.0 million would favorably impact the effective tax rate in future periods, if recognized.   During the fourth quarter of 2008, the Internal Revenue Service opened an audit of the Company’s income tax returns for tax years 2005 and 2006.  The Company is also subject to examinations in various state and foreign jurisdictions for the 2004-2007 tax years, none of which are individually significant.  Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

The Company has classified uncertain tax positions as long-term income taxes payable unless such amounts are expected to be paid within twelve months of the balance sheet date.   As of October 3, 2009, the Company had $15.8 million of unrecognized tax benefits for positions that are expected to be settled within the next twelve months.   Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes payable, respectively. The total amount of accrued income tax-related interest and penalties included in the condensed consolidated balance sheet at October 3, 2009 was $6.4 million and $0.4 million, respectively.  For the Year To Date Period, the Company accrued income tax-related interest expense of $1.0 million.

5.                                      STOCKHOLDERS’ EQUITY AND BENEFIT PLANS

Common Stock Repurchase Program.  During 2008 and 2007, the Company’s Board of Directors approved two stock repurchase programs, pursuant to which up to an aggregate of 4,000,000 shares of its common stock could be repurchased.  During 2008 and 2007, the Company repurchased and retired 3.6 million and 0.4 million shares, respectively, of its common stock under these repurchase programs at a cost of approximately $105.9 million and $15.9 million, respectively.  The repurchase programs were conducted pursuant to Rule 10b-18 of the Securities Exchange Act of 1934 and were completed in April 2008 and November 2008.

Stock-Based Compensation Plans.  The Company accounts for stock-based compensation in accordance with the provisions of SFAS 123(R), Share-Based Payment (now codified within ASC 718, Compensation — Stock Compensation (“ASC 718”)) using the Black-Scholes option pricing model to determine the fair value of stock options and stock appreciation rights at the date of grant. The Company’s current stock-based compensation plans include: (a) stock options and restricted stock for its international employees, (b) stock options for its non-employee directors, and (c) stock appreciation rights, restricted stock and restricted stock units for its U.S.-based employees.

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

Restricted Stock Plan.  Shares awarded under the Company’s 2002 Restricted Stock Plan were funded with shares contributed to the Company from a significant stockholder.  The restricted shares outstanding have original vesting periods that predominately range from one to five years.  These shares were accounted for at the grant date fair value.  On August 29, 2007, the Company’s Board of Directors elected to terminate this plan; however, the termination will not impair the remaining 65,690 outstanding shares, which will continue in accordance with their original terms.

Non-Employee Director Stock Option Plan.  During the first year individuals are elected as non-employee directors of the Company, they receive a grant of 5,000 non-qualified stock options. In addition, on the first day of each subsequent calendar year, each non-employee director automatically receives a grant of an additional 6,000 non-qualified stock options as long as the individual is serving as a non-employee director. Prior to April 1, 2008, 4,000 non-qualified stock options were granted annually.  Pursuant to this plan, 50% of the options granted will become exercisable on the first anniversary of the date of grant and the remaining options granted will become exercisable in two additional installments of 25% each on the second and third anniversaries of the date of the grant. All stock options granted under this plan are accounted for at the grant date fair value.

The following table summarizes stock options and stock appreciation rights activity during the Third Quarter:

Stock Options and Stock Appreciation Rights	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	IN THOUSANDS			IN THOUSANDS
Outstanding at July 4, 2009	3,060	$20.53	5.6	$15,622
Granted	—	—
Exercised	(76)	11.31		1,252
Forfeited or expired	(2)	26.93
Outstanding at October 3, 2009	2,982	20.76	5.4	20,516
Exercisable at October 3, 2009	1,986	19.49	4.4	15,034
Nonvested at October 3, 2009	996	23.29	7.5	5,482

Expected to vest	929	$23.29	7.5	$5,111

The aggregate intrinsic value in the table above is before income taxes and is based on the exercise price for outstanding and exercisable stock options and stock appreciation rights at October 3, 2009 and the fair market value on the exercise date for stock options and stock appreciation rights that have been exercised during the Third Quarter.

Stock Options and Stock Appreciation Rights Outstanding and Exercisable.  The following table summarizes information with respect to stock options and stock appreciation rights outstanding and exercisable at October 3, 2009:

Stock Options and Stock Appreciation Rights Outstanding				Stock Options and Stock Appreciation Rights Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Number of Shares	Weighted- Average Exercise Price
	IN THOUSANDS			IN THOUSANDS
$4.39 - $8.78	165	$7.35	1.15	165	$7.35
$8.78 - $13.18	493	11.32	2.87	493	11.32
$13.18 - $17.57	407	14.01	8.09	36	13.62
$17.57 - $21.96	403	18.83	5.26	313	18.88
$21.96 - $26.35	830	24.16	5.13	751	24.19
$26.35 - $30.74	378	30.53	7.21	99	30.09
$30.74 - $35.14	253	31.46	6.97	103	31.51
$35.14 - $39.53	2	36.18	6.08	0	36.18
$39.53 - $43.92	51	43.10	8.24	26	43.10
Total	2,982	$20.76	5.43	1,986	$19.49

The Company has elected to apply the long-form method to determine the hypothetical additional paid-in capital (“APIC”) pool provided by FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (now codified within ASC 718-740, Compensation — Stock Compensation — Income (“ASC 718-740”)).  The Company had determined that a hypothetical pool of excess tax benefits existed in APIC as of January 1, 2006, the date of adoption of ASC 718-740, related to historical stock option exercises.  In future periods, excess tax benefits resulting from stock option and stock appreciation right exercises will be recognized as additions to APIC in the period the benefit is realized.  In the event of a shortfall (that is, the tax benefit realized is less than the amount previously recognized through periodic stock-based compensation expense recognition and related deferred tax accounting), the shortfall would be charged against APIC to the extent of previous excess benefits, if any, including the amounts included in the hypothetical APIC pool, and then to tax expense.

Restricted Stock and Restricted Stock Units. The following table summarizes restricted stock and restricted stock unit activity during the Third Quarter:

		Weighted-Average
		Grant Date Fair
Restricted Stock and Restricted Stock Units	Number of Shares	Value
	IN THOUSANDS

Nonvested at July 4, 2009	519	$21.52
Granted	—	—
Vested	(15)	19.49
Forfeited	(2)	27.58
Nonvested at October 3, 2009	502	21.54

Expected to vest	460	$21.54

The total fair value, calculated as the market price on vesting date, of restricted stock and restricted stock units vested during the Third Quarter was approximately $384,000.

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

	For the 13 Weeks Ended		For the 13 Weeks Ended
	October 3, 2009		October 4, 2008
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
	IN THOUSANDS
Europe wholesale:
External customers	$111,255	$21,595	$135,539	$31,863
Intersegment	20,278		6,514
Other international wholesale:
External customers	60,451	21,886	72,010	27,070
Intersegment	111,970		139,803
United States wholesale:
External customers	117,974	25,704	126,319	20,098
Intersegment	50,903		50,061
Direct to consumer	91,682	7,554	75,892	5,492
Corporate		(19,375)		(20,785)
Intersegment items	(183,151)		(196,378)

Consolidated	$381,362	$57,364	$409,760	$63,738

	For the 39 Weeks Ended		For the 39 Weeks Ended
	October 3, 2009		October 4, 2008
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
	IN THOUSANDS
Europe wholesale:
External customers	$302,969	$49,958	$382,019	$91,614
Intersegment	36,994		22,329
Other international wholesale:
External customers	164,567	49,750	207,119	77,410
Intersegment	250,085		350,298
United States wholesale:
External customers	313,906	51,407	329,658	32,975
Intersegment	144,287		140,021
Direct to consumer	238,812	10,837	200,340	9,296
Corporate		(58,309)		(63,481)
Intersegment items	(431,366)		(512,648)

Consolidated	$1,020,254	$103,643	$1,119,136	$147,814

7.             DERIVATIVES AND RISK MANAGEMENT

On January 4, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (now codified within ASC 815).  ASC 815 requires enhanced disclosures about a company’s derivative instruments and hedging activities.  The adoption of ASC 815 did not have any financial impact on the Company’s consolidated financial statements.

The Company is exposed to certain risks relating to its ongoing business operations, which it attempts to manage by using derivative instruments.  The primary risks managed by using derivative instruments are the future payments of intercompany inventory transactions, denominated in U.S. dollars, by non-U.S. subsidiaries. Forward contracts are entered into by the Company to manage fluctuations in global currencies that will ultimately be used to settle such U.S. dollar denominated inventory purchases.  ASC 815 requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. In accordance with ASC 815, the Company designates all forward contracts as cash flow hedges.

For a derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) - net of taxes and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

The Company designates only those contracts which closely match the terms of the underlying transaction for hedge accounting treatment.  These hedges resulted in no ineffectiveness in the statements of operations, and there were no components excluded from the assessment of hedge effectiveness for the Third Quarter and Year To Date Period.

As of October 3, 2009, the Company had the following outstanding forward contracts that were entered into to hedge the future payments of intercompany inventory transactions:

Functional Currency		Contract Currency

Type	Amount	Type	Amount
IN THOUSANDS		IN THOUSANDS
Euro	97,846	U.S. Dollar	136,355
British Pound	7,453	U.S. Dollar	11,951
Japanese Yen	2,104,000	U.S. Dollar	23,107
Mexican Peso	13,205	U.S. Dollar	1,004
Australian Dollar	8,160	U.S. Dollar	6,650

The effective portion of gains and losses on derivative instruments designated and qualifying as cash flow hedges that was recognized in other comprehensive income (loss) - net of taxes during the Third Quarter, Prior Year Quarter, Year To Date Period and Prior Year YTD Period is set forth below:

	For the 13 Weeks Ended	For the 13 Weeks Ended
	October 3, 2009	October 4, 2008
	IN THOUSANDS	IN THOUSANDS

Foreign exchange contracts	$(3,797)	$14,885
Total (loss) gain recognized in other comprehensive (loss) income, net of taxes	$(3,797)	$14,885

	For the 39 Weeks Ended	For the 39 Weeks Ended
	October 3, 2009	October 4, 2008
	IN THOUSANDS	IN THOUSANDS

Foreign exchange contracts	$(4,872)	$9,883
Total (loss) gain recognized in other comprehensive (loss) income, net of taxes	$(4,872)	$9,883

The effective portion of gains and losses on derivative instruments designated and qualifying as cash flow hedges recorded in accumulated other comprehensive income (loss) during the term of the hedging relationship and reclassified into earnings during the Third Quarter, Prior Year Quarter, Year To Date Period and Prior Year YTD Period is set forth below :

		For the		For the
	Income Statement	13 Weeks Ended	Income Statement	13 Weeks Ended
	Location	October 3, 2009	Location	October 4, 2008
	IN THOUSANDS		IN THOUSANDS

Foreign exchange contracts	Other Income		Other Income
	(Expense) - net	$1,189	(Expense) - net	$(538)

Total gain (loss) reclassified from other comprehensive income (loss) into income, net of taxes		$1,189		$(538)

		For the		For the
	Income Statement	39 Weeks Ended	Income Statement	39 Weeks Ended
	Location	October 3, 2009	Location	October 4, 2008
	IN THOUSANDS		IN THOUSANDS

Foreign exchange contracts	Other Income		Other Income
	(Expense) - net	$5,164	(Expense) - net	$(2,069)

Total gain (loss) reclassified from other comprehensive income (loss) into income, net of taxes		$5,164		$(2,069)

The table below discloses the Company’s fair value amounts as separate asset and liability values, presents the fair value of derivative instruments on a gross basis and identifies the line item(s) in the balance sheet in which the fair value amounts for these categories of derivative instruments are included.

	Asset Derivatives				Liability Derivatives
	October 3, 2009		January 3, 2009		October 3, 2009		January 3, 2009
	IN THOUSANDS				IN THOUSANDS
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
Derivatives designated as hedging instruments under ASC 815:

Foreign exchange contracts	Other Current		Other Current		Accounts		Other Current
	Assets	$370	Assets	$8,476	Payable	$7,309	Assets	$3,629

Total derivatives designated as hedging instruments under ASC 815:		$370		$8,476		$7,309		$3,629

At the end of the Third Quarter, the Company had foreign exchange contracts with maturities extending through 2011. The estimated net amount of the existing losses at the reporting date that is expected to be reclassified into earnings within the next 12 months is $6.2 million.

8.                                    CONTROLLING AND NONCONTROLLING INTERESTS

The following tables summarize the changes in equity attributable to controlling and noncontrolling interests:

	Fossil, Inc.		Total
	Stockholders’	Noncontrolling	Stockholders’
	Equity	Interests	Equity
	IN THOUSANDS

Balance at January 3, 2009	$802,144	$3,219	$805,363

Net income	69,218	3,315	72,533
Currency translation adjustments	15,412	(4)	15,408
Unrealized gain on available for sale securities	1,018	—	1,018
Unrealized loss on forward contracts	(10,036)	—	(10,036)
Common stock issued upon exercise of stock options and SARs	1,666	—	1,666
Tax benefit (expense) derived from stock-based compensation	3	—	3
Restricted stock forfeiture put to treasury	(562)	—	(562)
Restricted stock issued in connection with deferred compensation plan	5,223	—	5,223
Dividends paid	—	(2,602)	(2,602)

Balance at October 3, 2009	$884,086	$3,928	$888,014

	Fossil, Inc.		Total
	Stockholders’	Noncontrolling	Stockholders’
	Equity	Interests	Equity
	IN THOUSANDS

Balance at January 5, 2008	$771,662	$6,127	$777,789

Net income	91,825	4,004	95,829
Currency translation adjustments	(19,324)	4	(19,320)
Unrealized loss on available for sale securities	(1,140)	—	(1,140)
Unrealized gain on forward contracts	11,952	—	11,952
Common stock issued upon exercise of stock options and SARs	4,297	—	4,297
Tax benefit (expense) derived from stock-based compensation	(486)	1	(485)
Restricted stock forfeiture put to treasury	(1,130)	—	(1,130)
Restricted stock issued in connection with deferred compensation plan	5,262	—	5,262
Repurchase and retirement of common stock	(94,888)	—	(94,888)
Dividends paid	—	(4,359)	(4,359)

Balance at October 4, 2008	$768,030	$5,777	$773,807

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition and results of operations of Fossil, Inc. and its wholly and majority-owned subsidiaries for the thirteen and thirty-nine week periods ended October 3, 2009 (the “Third Quarter” and “Year To Date Period,” respectively) as compared to the thirteen and thirty-nine week periods ended October 4, 2008 (the “Prior Year Quarter” and “Prior Year YTD Period,” respectively).  This discussion should be read in conjunction with the condensed consolidated financial statements and the related notes thereto.

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

Domestically, we sell our products through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, owned retail and factory outlet stores, mass market stores and through our FOSSIL® catalog and website.  Our wholesale customer base includes, among others, Neiman Marcus, Nordstrom, Macy’s, Dillard’s, JCPenney, Kohl’s, Sears, Wal-Mart and Target.  We also sell our products in the United States through a network of company-owned stores that included 127 retail stores located in premier retail sites and 74 outlet stores located in major outlet malls as of October 3, 2009.  In addition, we offer an extensive collection of our FOSSIL brand products through our catalog and on our website, www.fossil.com, as well as proprietary and licensed watch and jewelry brands through other managed and affiliated websites.

Internationally, our products are sold to department stores, specialty retail stores and specialty watch and jewelry stores in over 100 countries worldwide through 23 company-owned foreign sales subsidiaries and through a network of 59 independent distributors. Our products are distributed in Africa, Asia, Australia, Europe, Central and South America, Canada, the Caribbean, Mexico, and the Middle East. Our products are offered on airlines, cruise ships and in international company-owned retail stores, which included 117 accessory retail stores, 10 multi-brand stores and 14 outlet stores in select international markets as of October 3, 2009.  Our products are also sold through independently-owned and franchised FOSSIL retail stores and kiosks in certain international markets.  In addition, we offer an extensive collection of our FOSSIL brand products on our websites in certain countries.

Our business is subject to global economic cycles and retail industry conditions.  Purchases of discretionary fashion accessories, such as our watches, handbags, sunglasses and other products, tend to decline during recessionary periods when disposable income is low and consumers are hesitant to use available credit.  The global economic environment has deteriorated over the last four quarters.  The decreased values in real estate, reduced credit lending by banks, solvency concerns of major financial institutions, increases in unemployment levels and significant declines and volatility in the global financial markets have negatively impacted the level of consumer spending for discretionary items.  This has affected our business as it is dependent on consumer demand for our products.  In North America, we have experienced a significant downturn in customer traffic and a more promotional environment.  These same conditions are spreading to many international markets.  If the global macroeconomic environment continues to be weak or deteriorates further, there will likely be a negative effect on our revenues and earnings across most of our segments for the remainder of fiscal year 2009 and potentially continuing into fiscal year 2010.

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

Our international operations are subject to many risks, including foreign currency exchange rate risks.  Generally, a strengthening of the U.S. dollar against currencies of other countries in which we operate will reduce the translated amounts of sales and operating expenses of our subsidiaries, which results in a reduction of our consolidated operating income. The strengthening of the U.S. dollar over the last four fiscal quarters against the currencies of international markets in which we operate has negatively impacted our reported sales growth and earnings during our Year To Date Period, as compared to the Prior YTD period.

Currently, the U.S. dollar has weakened against currencies of other countries in which we operate.  Accordingly, should the current prevailing rate of the U.S. dollar persist throughout our 2009 fiscal fourth quarter, our reported net sales growth and earnings per share will benefit in comparison to the prior year fourth quarter.

For a more complete discussion of the risks facing our business, see “Part I, Item 1A” of our Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

Significant Accounting Policies and Estimates

The preparation of financial statements in conformity with Accounting Principles Generally Accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to product returns, self-insured reserves, bad debts, inventories, long-lived asset impairment, impairment of goodwill and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no changes to the significant accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K filed for the fiscal year ended January 3, 2009.

Newly Issued Accounting Standard Updates

In August 2009, the FASB issued ASU 2009-5, Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value (“ASU 2009-5”).  ASU 2009-5 provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of liabilities.  ASU 2009-5 clarifies that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value.  ASU 2009-5 is effective for interim and annual periods ending after October 3, 2009. We do not expect the adoption of  ASU 2009-5 to have a material impact on our consolidated results of operations or financial position.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 has yet to be codified within The FASB Accounting Standards Codification (“Codification”).  SFAS 167 improves financial reporting by enterprises involved with variable interest entities. The FASB undertook this project to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“Interpretation 46(R)”), as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under Interpretation 46(R) do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity.  SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.  We do not expect the adoption of SFAS 167 to have a material impact on our consolidated results of operations or financial position.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an Amendment of FASB Statement No. 140 (“SFAS 166”).  SFAS 166 has yet to be codified within the Codification.   SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial asset; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  SFAS 166 is effective for financial statements as of the beginning of the first annual reporting period that begins after November 15, 2009, with applications to transfers occurring on or after the effective date.  Additionally, the disclosure provisions of SFAS 166 should be applied to transfers that occurred both before and after the effective date of SFAS 166.  We do not expect the adoption of SFAS 166 to have a material impact on our consolidated results of operations or financial position.

Newly Adopted Accounting Standard Codification

In August 2009, FASB issued ASU 2009-4 Accounting for Redeemable Equity Instruments — an Amendment to Section 480-10-S99 (“ASU 2009-4”).  ASU 2009-4 represents an SEC update to Section 480-10-S99 Distinguishing Liabilities from Equity. The adoption of guidance within ASU 2009-4 did not have a material impact on our consolidated results of operations or financial position.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162, (now codified within ASC 105, Generally Accepted Accounting Principles (“ASC 105”)).  ASC 105 establishes the Codification as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities.  All guidance contained in the Codification carries an equal level of authority.  Following this statement, FASB will not issue new standards in the form of statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates, which will serve only to: (1) update the Codification; (2) provide background information about the guidance; and (3) provide the bases for conclusions on the change(s) in the Codification.  ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Codification supersedes all existing non-SEC accounting and reporting standards.  The adoption of ASC 105 did not have any impact on our consolidated results of operations or financial position.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, (now codified within ASC 855, Subsequent Events (“ASC 855”)).  ASC 855 establishes the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC 855 was effective for the Company on April 5, 2009.  The adoption of ASC 855 did not have a material impact on our consolidated results of operations or financial position.  Refer to Note 1, Financial Statement Policies, of this Form 10-Q for the enhanced disclosures required by the adoption of ASC 855.

In April 2009, the FASB issued Staff Position (“FSP”) 115-2 and FSP 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (now codified within ASC 320, Investments — Debt and Equity Securities (“ASC 320”)).  ASC 320 provides greater clarity about the credit and noncredit component of an other-than-temporary impairment event and more effectively communicates when an other-than-temporary impairment event has occurred.  ASC 320 amends the other-than-temporary impairment model for debt securities.  The impairment model for equity securities was not affected.  Under ASC 320, an other-than-temporary impairment must be recognized through earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis. This standard is effective for interim periods ending after June 15, 2009. The adoption of ASC 320 did not have a material impact on our consolidated results of operations or financial position.

In April 2009, the FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (now codified within ASC 820, Fair Value Measurements and Disclosures (“ASC 820”)).  ASC 820 provides guidelines for making fair value measurements more consistent and provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed.  ASC 820 is applied to all assets and liabilities (i.e., financial and non-financial) and requires enhanced disclosures.  This standard is effective for periods ending after June 15, 2009.  The adoption of ASC 820 did not have a material impact on our consolidated results of operations or financial position.

In April 2009, the FASB issued FSP 107-1 and Accounting Principles Board 28-1, Interim Disclosures about Fair Value of Financial Instruments (now codified within ASC 825, Financial Instruments (“ASC 825”)).  ASC 825 requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.   ASC 825 is effective for interim periods ending after June 15, 2009.  The adoption of ASC 825 did not have a material impact on our consolidated results of operations or financial position.  Refer to Note 1, Financial Statement Policies, of this Form 10-Q for the enhanced disclosures required by the adoption of ASC 825.

In June 2008, the FASB issued Staff Position - Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (now codified within ASC 260, Earnings Per Share (“ASC 260”)).  Under ASC 260, unvested share based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. ASC 260 was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years and requires retrospective application. The adoption of ASC 260 did not have a material impact on our earnings per share calculations.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets (now codified within ASC 350, Intangibles — Goodwill and Other (“ASC 350”)).  ASC 350 provides guidance for determining the useful life of a recognized intangible asset and requires enhanced disclosures so that users of financial statements are able to assess the extent to which the expected future cash flows associated with the asset are affected by our intent and/or ability to renew or extend the arrangement.  ASC 350 was effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  The adoption of ASC 350 on January 4, 2009 did not have a material impact on our consolidated results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (now codified within ASC 815 Derivatives and Hedging (“ASC 815”)).  ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities aimed at improving the transparency of financial reporting.  ASC 815 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of ASC 815 did not have any impact on our consolidated results of operations or financial position.  Refer to Note 7, Derivatives and Risk Management, of this Form 10-Q for the enhanced disclosures required by the adoption of ASC 815.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (now codified within ASC 805, Business Combinations (“ASC 805”)).  ASC 805 establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date. ASC 805 significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs and restructuring costs.  In addition, under ASC 805, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense.  The provisions of this standard will apply to any acquisitions we complete on or after December 15, 2008.  The adoption of ASC 805 did not have any impact on our consolidated results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (now codified within ASC 810, Consolidation (“ASC 810”)).  ASC 810 changes the accounting and reporting for minority interests, which is recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders.  The provisions of ASC 810 were applied to all noncontrolling interests prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented and have been disclosed as such in our condensed consolidated financial statements herein.  ASC 810 became effective for fiscal years beginning on or after December 15, 2008.  We adopted ASC 810 effective January 4, 2009.  Upon adoption of ASC 810, we recognized noncontrolling interests as equity in the condensed consolidated balance sheets, and reflected net income attributable to noncontrolling interests in consolidated net income.  We have provided, in Note 8, Controlling and Noncontrolling Interests, a summary of changes in equity attributable to controlling and noncontrolling interests.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (now codified within ASC 820).  ASC 820 provides guidance for using fair value to measure assets and liabilities. Under ASC 820, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC 820 became effective for financial statements issued for fiscal years beginning after November 15, 2007; however, the FASB provided a one year deferral for implementation of the standard for non-recurring, non-financial assets and liabilities.  We adopted ASC 820 for non-financial assets and non-financial liabilities effective January 4, 2009, which did not have any effect on our consolidated results of operations or financial position.

Results of Operations

The following table sets forth, for the periods indicated, (i) the percentages of our net sales represented by certain line items from our condensed consolidated statements of income and (ii) the percentage changes in these line items between the periods indicated.

	Percentage of Net Sales
	For the 13 Weeks Ended		Percentage
	October 3, 2009	October 4, 2008	Change

Net sales	100.0%	100.0%	(6.9)%
Cost of sales	44.7	45.3	(8.1)
Gross profit	55.3	54.7	(6.0)
Operating expenses:
Selling and distribution	30.2	29.4	(4.5)
General and administrative	10.0	9.7	(4.2)
Operating income	15.1	15.6	(10.0)
Interest expense	—	—	—
Other income (expense) - net	(0.4)	(0.7)	38.3
Income before income taxes	14.7	14.9	(8.7)
Provision for income taxes	5.0	5.7	(18.5)
Net income	9.7	9.2	(2.6)
Net income attributable to noncontrolling interest	0.3	0.3	21.1
Net income attributable to Fossil, Inc.	9.4%	8.9%	(3.3)%

	Percentage of Net Sales
	For the 39 Weeks Ended		Percentage
	October 3, 2009	October 4, 2008	Change

Net sales	100.0%	100.0%	(8.8)%
Cost of sales	46.4	45.6	(7.3)
Gross profit	53.6	54.4	(10.1)
Operating expenses:
Selling and distribution	32.4	30.5	(3.1)
General and administrative	11.1	10.7	(5.7)
Operating income	10.1	13.2	(29.9)
Interest expense	—	—	—
Other income (expense) - net	0.7	(0.3)	(320.9)
Income before income taxes	10.8	12.9	(22.9)
Provision for income taxes	3.8	4.3	(20.1)
Net income	7.0	8.6	(24.3)
Net income attributable to noncontrolling interest	0.3	0.4	(17.2)
Net income attributable to Fossil, Inc.	6.7%	8.2%	(24.6)%

Net Sales.  The following table sets forth consolidated net sales by segment (excluding Corporate, which had no net sales), and components of certain segments, and the percentage relationship of the components to consolidated net sales for the periods indicated:

	Amounts in Millions		Percentage of Total
	For the 13 Weeks Ended		For the 13 Weeks Ended
	October 3, 2009	October 4, 2008	October 3, 2009	October 4, 2008

International wholesale:
Europe	$111.3	$135.5	29.2%	33.1%
Other	60.4	72.0	15.8%	17.6%
Total international wholesale	171.7	207.5	45.0%	50.7%

United States wholesale:
Watch products	68.6	66.8	18.0%	16.3%
Other products	49.4	59.6	13.0%	14.5%
Total United States wholesale	118.0	126.4	31.0%	30.8%

Direct to consumer	91.7	75.9	24.0%	18.5%

Total net sales	$381.4	$409.8	100.0%	100.0%

	Amounts in Millions		Percentage of Total
	For the 39 Weeks Ended		For the 39 Weeks Ended
	October 3, 2009	October 4, 2008	October 3, 2009	October 4, 2008

International wholesale:
Europe	$303.0	$382.0	29.7%	34.1%
Other	164.6	207.1	16.1%	18.5%
Total international wholesale	467.6	589.1	45.8%	52.6%

United States wholesale:
Watch products	172.5	173.2	16.9%	15.5%
Other products	141.4	156.5	13.9%	14.0%
Total United States wholesale	313.9	329.7	30.8%	29.5%

Direct to consumer	238.8	200.3	23.4%	17.9%

Total net sales	$1,020.3	$1,119.1	100.0%	100.0%

The following table is intended to illustrate by factor the total of the percentage change in sales by segment and on a consolidated basis:

Analysis of Percentage Change in Sales during the Third Quarter Versus Prior Year Quarter

Attributable to Changes in the Following Factors

	Exchange Rates	Organic Growth	Total Change
Europe wholesale	-3.6%	-14.3%	-17.9%
Other international wholesale	-1.3%	-14.8%	-16.1%
United States wholesale	0.0%	-6.6%	-6.6%
Direct to consumer	-1.6%	22.4%	20.8%
Total	-1.7%	-5.2%	-6.9%

Analysis of Percentage Change in Sales during the Year to Date Period Versus Prior Year YTD Period

Attributable to Changes in the Following Factors

	Exchange Rates	Organic Growth	Total Change
Europe wholesale	-9.8%	-10.9%	-20.7%
Other international wholesale	-3.9%	-16.6%	-20.5%
United States wholesale	0.0%	-4.8%	-4.8%
Direct to consumer	-3.7%	22.9%	19.2%
Total	-4.7%	-4.1%	-8.8%

Europe Wholesale Net Sales.  The following discussion excludes the impact on sales growth attributable to foreign currency rate changes as noted in the above table.   European wholesale net sales declined 14.3%, in comparison to the Prior Year Quarter representing decreases in both the watch and jewelry categories of 14.6% and 23.9%, respectively, with net sales declines experienced across all European markets.  Watch and jewelry sales were negatively impacted by the continuation of the challenging economic conditions throughout Europe which have led to reduced levels of orders from our European wholesale customer base in an effort to bring their inventory in line with retail sales trends.  The lower watch and jewelry sales volumes were primarily driven by FOSSIL, EMPORIO ARMANI® and DKNY®.  The downturn in the economy has magnified the declines in our most penetrated businesses including FOSSIL watches and jewelry and EMPORIO ARMANI and DKNY watches.  Our DKNY jewelry sales volume declines were primarily related to the fact that we launched this business into 1,300 new retail doors during the Prior Year Quarter.  Third Quarter net sales were favorably impacted by a 34.6% increase in FOSSIL men’s and women’s leather accessories, primarily the result of expanding our customer base for these categories.  Although our current leather business represents a small percentage of our overall sales in this segment, we believe there is a long-term growth opportunity in these categories, fueled by the expanded presence of the FOSSIL brand achieved through the significant number of FOSSIL retail stores we have opened in the region within the last year that also carry these products.  For the Year To Date Period, European wholesale net sales decreased 10.9% primarily due to sales volume declines across most brands in both the watch and jewelry categories.  These decreases were partially offset by sales volume increases in BURBERRY® watches primarily related to an increase in the penetration level with existing customers and new door growth, DKNY jewelry that was launched during the Prior Year Quarter, DIESEL® jewelry as a result of a re-launch earlier in 2009, and FOSSIL leather accessories driven by the same factors experienced in the Third Quarter.

Other International Wholesale Net Sales.  The following discussion excludes the impact on sales growth attributable to foreign currency rate changes as noted in the above table.  Other International wholesale sales include sales from our Asia Pacific, Mexico and Canada subsidiaries, export sales from the United States and sales to our Spain joint venture.  In the Third Quarter, our Other international wholesale segment net sales declined 14.8%, in comparison to the Prior Year Quarter principally driven by a $14.6 million decline in wholesale shipments to our third-party distributors and our Spain joint venture.  We believe these sales declines are reflective of the challenging economic conditions in many of the regions in which our third-party distributors operate as well as a difficult retail environment in Spain.  Excluding shipments to third-party distributors, sales from our Asia Pacific wholesale operations increased 15.5% on a constant dollar basis as a result of contributions from developing businesses in that region, including leather goods and MICHAEL KORS® and MARC BY MARC® watches.  Our wholesale businesses in Mexico and Canada also experienced sales volume growth of 22.0% and 5.1%, respectively, for the Third Quarter in comparison to the Prior Year Quarter. For the Year To Date Period, Other international wholesale net sales decreased 16.6% in comparison to the Prior Year YTD Period, primarily due to a 42.8% decrease in wholesale shipments to our third-party distributors and our Spain joint venture, partially offset by a 10.0% increase in our non-distributor Asia Pacific wholesale operations.

Wholesale net sales outside of the United States have grown to represent almost two-thirds of our global wholesale sales and we believe they represent our largest opportunity for continued wholesale expansion. We believe our global distribution network and our design and marketing capabilities should allow us to continue to take shelf space from lesser known local and regional brands as we continue to increase brand awareness through the growth of our retail stores.  We also believe that our investments at the point of sale during this downturn in the economic environment will result in additional market share gains to us once the current global recession ends.

United States Wholesale Net Sales.  U.S. wholesale watch net sales increased 2.7% for the Third Quarter in comparison to the Prior Year Quarter.  Increased sales volumes in MICHAEL KORS, MICHELE®, and RELIC® watches were partially offset by sales volume decreases in FOSSIL watches.  MICHAEL KORS and MICHELE sales volumes increased 88.0% and 18.4%, respectively.  The growth in MICHAEL KORS watches is primarily the result of increased penetration in the department store channel and new door growth.  Both MICHAEL KORS and MICHELE watches maintain higher average unit retail selling prices than most of the other brands in our watch portfolio.  Although many consumers are continuing to shop for lower priced watches, we believe these two brands are indicative of the consumer reacting to innovating new styles regardless of retail price points.  The 30.9% sales volume increase in RELIC was principally related to a shift of sales during the Prior Year Quarter into the fourth quarter of 2008.  We attribute the 25.4% decrease in FOSSIL watch sales volume primarily to the weak economic environment and view it as a representation of the overall results of retail selling in our department store customer base.  For the Year To Date Period, U.S. wholesale watch net sales decreased 4.8% as compared to the Prior Year YTD Period.  This decrease was primarily driven by sales volume declines in FOSSIL partially offset by sales volume increases in MICHAEL KORS and mass market watches.  The FOSSIL and MICHAEL KORS sales volumes for the Year To Date Period were principally driven by the same factors experienced during the Third Quarter.  We believe the sales volume increase in the mass market business is attributable to further penetration of the private label program with Wal-Mart.

Net sales from our domestic accessories business experienced a 17.1% decrease in the Third Quarter in comparison to the Prior Year Quarter.  For the Year To Date Period, domestic accessory net sales decreased 9.6% in comparison to the Prior Year YTD Period.  We believe the results for the Year To Date Period are more indicative of our accessory business as our quarterly wholesale shipments have been inconsistent as a result of the timing of wholesale orders placed by our department store customers.  Nevertheless, we attribute the decrease in our domestic accessories category in the Third Quarter to decreased sales volumes in FOSSIL women’s handbags and small leathers, RELIC accessories and the men’s gifts category that we selectively de-emphasized for the upcoming holiday season in comparison to the prior year period.  Comparable net sales in our accessories business in the Third Quarter was also negatively impacted by new door roll-outs in the Prior Year Quarter associated with our jewelry and cold weather categories.  The sales volume decreases for the Year To Date Period were principally driven by the same factors experienced during the Third Quarter and were partially offset by a 30.1% sales volume increase in FOSSIL accessory jewelry and $1.9 million of sales related to the launch of our FOSSIL footwear line.  The increase in FOSSIL accessory jewelry is attributable to retail door growth during the Year To Date Period in comparison to the Prior Year YTD Period.

Direct to Consumer Net Sales.   The following discussion excludes the impact on sales growth attributable to foreign currency rate changes as noted in the above table.  Net sales from our direct to consumer segment for the Third Quarter increased 22.4%, as compared to the Prior Year Quarter, primarily the result of a 21.8% increase in the average number of company-owned stores open during the Third Quarter and comparable store sales gains of 6.4%.  In the Third Quarter, our e-commerce business increased 7.0%, in comparison to the Prior Year Quarter, principally as a result of increased sales from our website launched in the United Kingdom in the third quarter of 2008, as well as increased sales volumes in our U.S. and Germany based e-commerce businesses.  For the Year To Date Period, net sales from our direct to consumer segment increased 22.9% in comparison to the Prior Year YTD Period, primarily as a result of a 22.8% increase in the average number of stores open and comparable store sales increases of 5.6%.  Net sales from our e-commerce businesses increased 13.1% for the Year To Date Period in comparison to the Prior Year YTD Period.  Comparable store sales related to our global full price accessory concept increased by 2.0% and 2.6% for the Third Quarter and Year To Date Period, respectively.  Global outlet comparable store sales increased 8.4% and 9.1% for the Third Quarter and Year To Date Period, respectively.

We ended the Third Quarter with 342 stores, including 208 full price accessory stores, 117 of which are outside the U.S., 88 outlet locations, including 14 outside the U.S., 33 apparel stores, and 13 multi-brand stores, including 10 outside the U.S.  This compares to 288 stores at the end of the Prior Year Quarter, which included 156 full price accessory stores, 78 located outside the U.S., 81 outlet locations, including 8 outside the U.S., 33 apparel stores, and 18 multi-brand stores, including 13 outside the U.S.  During the Third Quarter, we opened 18 new stores and closed five.  During the fourth quarter of fiscal 2009, we anticipate opening 13 additional retail stores globally.  These new store openings will be primarily related to our FOSSIL full price accessory concept primarily focused on international markets.

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

Gross Profit.    Gross profit decreased 6.0% to $210.7 million in the Third Quarter in comparison to $224.2 million in the Prior Year Quarter as a result of a decline in net sales partially offset by gross profit margin expansion.  Gross profit margin increased 60 basis points to 55.3% in the Third Quarter compared to 54.7% in the Prior Year Quarter.  The increased gross profit margin was primarily the result of an increase in the sales mix of higher margin direct to consumer segment sales, decreased levels of inventory obsolescence reserves, a reduction in sales mix of lower margin shipments to third-party distributors and a decline in domestic accessories net sales that historically generate lower gross profit margins than domestic watch sales.  These increases in gross profit margin were partially offset by a stronger U.S. dollar, which unfavorably impacted gross profit margin by approximately 70 basis points.  During the Third Quarter, direct to consumer sales increased to 24.0% of consolidated net sales mix in comparison to 18.5% of consolidated net sales in the Prior Year Quarter.  For the Year To Date Period, gross profit margin declined by 80 basis points to 53.6% compared to 54.4% in the Prior Year YTD Period primarily driven by a stronger U.S. dollar, which unfavorably impacted gross profit margin by approximately 200 basis points, and a higher sales mix of lower margin sales to the off-price channel that primarily occurred during the first two fiscal quarters of 2009.  These declines in gross profit margin were partially offset by a reduction in sales mix of lower margin shipments to third party distributors and an increase in the sales mix of higher margin Direct to consumer segment sales.  Based upon the current prevailing exchange rates of the U.S. dollar to currencies of other countries in which we do business, we expect our fourth quarter of 2009 gross profit margin will be positively impacted in contrast to the negative impact we have experienced during the Year To Date Period.

Operating Expenses.   Total operating expenses in the Third Quarter decreased by $7.1 million to $153.4 million and included a $1.7 million favorable reduction from the translation of foreign-based expenses as a result of the stronger U.S. dollar as compared to the Prior Year Quarter.  Third Quarter operating expenses as a percentage of net sales increased to 40.2% compared to 39.1% in the Prior Year Quarter, primarily the result of lower wholesale sales volumes.  On a constant dollar basis, the decrease in operating expenses was primarily driven by approximately $14.2 million of reductions related to our wholesale businesses and corporate cost areas, including approximately $3 million in marketing expenses that were shifted out of the Third Quarter into the fourth quarter of 2009.  These expense savings were partially offset by an $8.8 million increase in our Direct to consumer segment as a result of opening an additional net 54 new stores since the Prior Year Quarter.  For the Year To Date Period, operating expenses as a percentage of net sales increased to 43.5% compared to 41.2%.  In comparison to the Prior Year YTD Period, operating expenses for the Year To Date Period included a benefit of approximately $19.4 million related to the favorable translation impact of foreign-based expenses due to a stronger U.S. dollar and a $29.3 million reduction in expenses related to our wholesale segment and corporate cost areas.  These reductions in operating expenses were partially offset by approximately $31.4 million of increased expenses related to our investment in retail store and e-commerce growth.

The following table sets forth operating expenses on a segment basis and the relative percentage of operating expenses to net sales for each segment for the periods indicated (in millions, except for percentage data):

	Amounts		% of Segment Net Sales
	For the 13 Weeks Ended		For the 13 Weeks Ended
	October 3, 2009	October 4, 2008	October 3, 2009	October 4, 2008
Europe wholesale	$34.0	$42.2	30.5%	31.1%
Other international wholesale	19.3	19.8	32.0%	27.5%
United States wholesale	25.2	30.1	21.4%	23.8%
Direct to consumer	55.6	47.6	60.6%	62.7%
Corporate	19.3	20.7	—	—
Total	$153.4	$160.4	40.2%	39.1%

	Amounts		% of Segment Net Sales
	For the 39 Weeks Ended		For the 39 Weeks Ended
	October 3, 2009	October 4, 2008	October 3, 2009	October 4, 2008
Europe wholesale	$101.0	$123.6	33.3%	32.4%
Other international wholesale	54.1	55.9	32.9%	27.0%
United States wholesale	77.3	90.8	24.6%	27.5%
Direct to consumer	153.5	127.4	64.3%	63.6%
Corporate	57.8	63.3	—	—
Total	$443.7	$461.0	43.5%	41.2%

Operating Income.  Operating income decreased to 15.1% of net sales in the Third Quarter compared to 15.6% of net sales in the Prior Year Quarter as a result of a decline in net sales and higher operating expenses as a percentage of net sales, partially offset by increased gross profit margin.  During the Third Quarter, operating income was negatively impacted by approximately $4.8 million as a result of the translation of foreign-based sales and expenses into U.S. dollars.  During the Year To Date Period, operating profit margin decreased to 10.1% compared to 13.2% in the Prior Year YTD Period.  Our operating income for the Year To Date Period included approximately $30.9 million of net currency losses related to the translation of foreign-based sales and expenses into U.S. dollars.

Other Income (Expense) - Net.  Other income (expense) — net, excluding amounts attributable to noncontrolling interest, decreased favorably by $0.8 million and $11.9 million during the Third Quarter and Year To Date Period, respectively, in comparison to the prior year periods.  The decrease for the Third Quarter was principally due to lower mark-to-market foreign currency transaction losses in comparison to the Prior Year Quarter.  The decrease for the Year To Date Period was primarily driven by net mark-to-market foreign currency transaction gains in comparison to net mark-to-market losses in the Prior Year YTD Period as well as gains related to forward contract settlements at rates in excess of prevailing currency rates at the time of settlement.  Partially offsetting these decreases for both the Third Quarter and Year To Date Period was a decrease in interest income as a result of reduced yields earned on invested cash balances.

Provision For Income Taxes.  Our income tax expense for the Third Quarter, excluding amounts attributable to noncontrolling interest, was $18.8 million, resulting in an effective income tax rate of 34.8%.  For the Prior Year Quarter, income tax expense, excluding amounts attributable to noncontrolling interest was $23.2 million, resulting in an effective rate of 38.8%.  The Third Quarter effective tax rate was favorably impacted by a $0.9 million reduction in our previous year estimated federal income tax liability.  Income tax expense, excluding amounts attributable to noncontrolling interest, was $37.8 million for the Year To Date Period, resulting in an effective rate of 35.3%.  For the Prior Year YTD Period, income tax expense, excluding amounts attributable to noncontrolling interest, was $47.3 million, resulting in an effective rate of 33.9%.  We estimate our effective tax rate for the fourth quarter of fiscal year 2009 will approximate 37%, excluding any discrete events.

Net Income.  Third Quarter net income, attributable to Fossil, Inc., decreased by 3.3% to $35.3 million, or $0.52 per diluted share, inclusive of an unfavorable $0.03 per diluted share impact related to the stronger U.S. dollar.  Net income of $69.2 million, or $1.03 per diluted share, for the Year To Date Period represents a 24.6% decrease compared to $91.8 million, or $1.33 per diluted share, earned during the Prior Year YTD Period.  Net income for the Year To Date Period includes net foreign currency losses of $0.16 per diluted share in comparison to the Prior Year YTD Period.

2009 Net Sales and Earnings Estimates.    As we continue to grow our retail store base and e-commerce businesses, sales from the direct to consumer segment increase as a percentage of the total sales mix, generally benefiting profitability in the fourth quarter, at the expense of the first and second quarters when, due to seasonality, it is more difficult to leverage direct to consumer expenses against Direct to consumer sales. For the fourth quarters of 2009, we currently expect reported net sales to increase in a range of 7% to 9% with constant dollar sales increasing in a range of 2% to 4%.  Fourth quarter 2009 diluted earnings per share are expected to be in a range of $0.82 to $0.86, as compared to our previous guidance for fourth quarter diluted earnings per share in the range of $0.74 to $0.80 and versus actual fourth quarter 2008 diluted earnings per share of $0.69.  At current prevailing foreign currency rates, we expect our fourth quarter 2009 diluted earnings per share estimate will be favorably impacted by approximately $0.17 as a result of the weaker U.S. dollar in comparison to the prior year fourth quarter.  Our 2008 fourth quarter diluted earnings per share included a benefit of approximately $0.20 related to a lower effective tax rate and an unfavorable charge of approximately $0.11 related to tradename and store impairment.  Our forward guidance is based upon the current prevailing rate of the U.S. dollar compared to other foreign currencies for countries in which we operate.

Liquidity and Capital Resources

Historically, our general business operations have not required substantial cash during the first several months of our fiscal year. Generally, starting in the second quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season.  However, as our working capital needs have diminished during the Year To Date Period, principally resulting from reduced inventory and accounts receivable levels in comparison to the end of fiscal year 2008 and our capital expenditures and stock repurchases have been reduced from levels experienced in prior years, we have been able to generate substantial cash flow during the Year To Date Period.  Our cash and cash equivalent balances as of the end of the Third Quarter amounted to $298.0 million in comparison to $117.8 million at the end of the Prior Year Quarter and $172.0 million at the end of fiscal year 2008.

The $126.0 million increase in cash and cash equivalents since the end of fiscal year 2008 is primarily related to $153.0 million of net cash generated from operating activities partially offset by $30.6 million of net cash used in investing activities.  Net cash from operating activities was the result of net income of $72.5 million, favorable net non-cash activities of $45.8 million, a reduction in accounts receivable and inventory of $26.0 million and $9.0 million, respectively, and an increase in accounts payable of $8.1 million.  These increases in cash and cash equivalents were partially offset by decreases in accrued expenses of $14.8 million.   Net cash used in investing activities of $30.6 million was primarily related to $28.2 million of cash used for the purchase of property, plant, and equipment.

Accounts receivable decreased to $184.5 million at the end of the Third Quarter compared to $229.3 million at the end of the Prior Year Quarter.  Third Quarter days sales outstanding for our wholesale segments was 56 days, which decreased from 62 days in the Prior Year Quarter primarily driven by a reduction in sales mix of internationally-based sales that generally result in longer collection cycles than those experienced in the U.S.  Inventory at the end of the Third Quarter was $279.6 million, representing a decrease of 15.7% from the Prior Year Quarter end inventory balance of $331.6 million.

At the end of the Third Quarter, we had working capital of $624.6 million compared to working capital of $527.2 million at the end of the Prior Year Quarter and $556.5 million at fiscal year end 2008 and approximately $3.7 million of outstanding short-term borrowings, primarily related to our Japanese revolving line of credit.  We had no outstanding borrowings under our U.S. credit facilities at the end of the Third Quarter.  Borrowings under our $140 million U.S. Short-Term Revolving Credit Facility bear interest, at our option, of (i) the lesser of (a) the higher of the prime rate (3.25% at the end of the Third Quarter) plus 1.5%, or (b) 3% or (c) the maximum rate allowed by law or (ii) the London Interbank Offer Rate (“LIBOR”) base rate (0.24% at the end of the Third Quarter) plus one-half percent. The U.S. credit facility is secured by 65% of the issued and outstanding shares of certain of our subsidiaries pursuant to a Stock Pledge Agreement. The U.S. credit facility requires the maintenance of net worth, quarterly income, working capital and certain financial ratios. Available borrowings under our U.S. credit facility are reduced by $23.3 million open letters of credit.  We also maintain two separate 150 million Yen short-term credit facilities in Japan, one bearing interest based upon the short term prime rate (1.5% at the end of the Third Quarter) and the other based upon the Tokyo Interbank Offer Rate (1.20% at the end of the Third Quarter).  Our revolving short-term credit facilities in the United States and Japan renew each year in November and March, respectively.  At the end of the Third Quarter, we had combined available borrowings of approximately $109.7 million relating to these facilities and we were in compliance with all debt covenants.

At the end of the Third Quarter, our wholly-owned subsidiary, Fossil Group Europe, Gmbh (“FGE”), had outstanding long-term borrowings, in the form of a term note, of $3.7 million.  This note has a variable interest term with an interest rate at the end of the Third Quarter of 2.0% with interest payments due quarterly.  This note requires minimum principal payments of 100,000 Swiss Francs each year with no stated maturity and no penalties for early termination.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a multinational enterprise, we are exposed to changes in foreign currency exchange rates. Our most significant foreign currency risks relate to the Euro, British Pound, Swiss Franc and, to a lesser extent the Australian Dollar, Canadian Dollar, Japanese Yen, Mexican Peso, Malaysian Ringitt, Singapore Dollar and Swedish Krona, as compared to the U.S. dollar. Due to our vertical nature, whereby a significant portion of goods are sourced from our owned facilities, the foreign currency risks relate primarily to the necessary current settlement of intercompany inventory transactions.  We employ a variety of operating practices to manage these market risks relative to foreign currency exchange rate changes and, where deemed appropriate, utilize foreign currency forward contracts.  These operating practices include, among others, our ability to convert foreign currency into U.S. dollars at spot rates and to maintain U.S. dollar pricing relative to sales of our products to certain distributors located outside the U.S.  The use of foreign currency forward contracts allows us to offset exposure to rate fluctuations because the gains or losses incurred on the derivative instruments will offset, in whole or in part, losses or gains on the underlying foreign currency exposure.  We use derivative instruments only for risk management purposes and do not use them for speculation or for trading. There were no significant changes in how we managed foreign currency transactional exposure in the Third Quarter and we do not anticipate any significant changes in such exposures or in the strategies we employ to manage such exposure in the near future.

At the end of the Third Quarter, we had outstanding foreign exchange contracts to sell 97.8 million Euro for approximately $136.4 million, expiring through December 2010, approximately 7.5 million British Pounds for $12.0 million, expiring through June 2010, approximately 2.1 billion Japanese Yen for $23.1 million, expiring through February 2011, approximately 13.2 million Mexican Pesos for $1.0 million, expiring through January 2010 and approximately 8.2 million Australian Dollars for $6.7 million, expiring through March 2010. If we were to settle our Euro, British Pound, Japanese Yen, Mexican Peso and Australian Dollar-based contracts at the reporting date, the net result would be a net loss of approximately $6.2 million, net of taxes. Exclusive of these outstanding foreign exchange contracts or other operating or financing activities that may be employed by us, a measurement of the unfavorable impact of a 10 percent change in foreign currencies as compared to the U.S. dollar on our operating profits and stockholders’ equity is presented in the following paragraph.

At the end of the Third Quarter, a 10% unfavorable change in the U.S. dollar strengthening against foreign currencies to which we have balance sheet transactional exposures would have reduced net pre-tax income by $7.4 million. The translation of the balance sheets of our foreign-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. At the end of the Third Quarter, a 10 percent unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would have reduced consolidated stockholders’ equity by approximately $32.6 million. In our view, these hypothetical losses resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position, results of operations or cash flows.

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

Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective at the reasonable assurance level as of October 3, 2009.

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

FOSSIL, INC.

Date: November 12, 2009	/s/ Mike L. Kovar
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