Form 10-K
period 2010-01-02
FOSSIL INC
filed 2010-03-03
CIK 883569

Use these links to rapidly review the document

Table of Contents 2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 2, 2010
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of Common Stock, $0.01 par value per share (the "Common Stock"), held by non-affiliates of the registrant, based on the last sale price of the Common Stock as reported by the NASDAQ Global Select Market on July 4, 2009, was $1,011,655,893. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

         As of February 26, 2010, 66,964,224 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's proxy statement to be furnished to shareholders in connection with its 2010 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

FOSSIL, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 2, 2010
INDEX

        In this Form 10-K, references to "we," "our," and the "Company" refer to Fossil, Inc. and its subsidiaries on a consolidated basis.

 PART I

Item 1.    Business

General

        We are a global design, marketing and distribution company that specializes in consumer fashion accessories. Our principal offerings include an extensive line of men's and women's fashion watches and jewelry sold under proprietary and licensed brands, handbags, small leather goods, belts, sunglasses, footwear, cold weather accessories and apparel. In the watch and jewelry product category, we have a diverse portfolio of globally recognized owned and licensed brand names under which our products are marketed. Our products are distributed globally through various distribution channels including wholesale in countries where we have a physical presence, direct to the consumer through our retail stores and commercial websites and through third-party distributors in countries where we do not maintain a physical presence. Our products are offered at varying price points to service the needs of our customers, whether they are value conscious or luxury oriented. Based on our extensive range of accessory products, brands, distribution channels and price points, we are able to target style-conscious consumers across a wide age spectrum on a global basis.

        Domestically, we sell our products through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, owned retail and factory outlet stores, mass market stores, owned and affiliate internet sites and through our FOSSIL® catalogs. Our broadly based wholesale customer base includes retailers such as Neiman Marcus, Nordstrom, Saks Fifth Avenue, Macy's, Dillard's, JCPenney, Kohl's, Sears, Wal-Mart and Target. We also sell our products in the United States (U.S.) through a network of company-owned stores, which included 127 retail stores located in premier retail sites and 74 outlet stores located in major outlet malls as of January 2, 2010. In addition, we offer an extensive collection of our FOSSIL brand products through our catalogs and at www.fossil.com, as well as proprietary and licensed watch and jewelry brands through other managed and affiliate websites.

        Internationally, our products are sold to department stores, specialty retail stores, and specialty watch and jewelry stores in over 100 countries worldwide through 23 company-owned foreign sales subsidiaries and through a network of 59 independent distributors. Our products are distributed in Africa, Asia, Australia, Europe, Central and South America, Canada, the Caribbean, Mexico, and the Middle East. Our products are offered on airlines, cruise ships, international company-owned websites and in international company-owned retail stores, which included 126 accessory retail stores, 11 multi-brand stores and 16 outlet stores in select international markets as of January 2, 2010. Our products are also sold through licensed and franchised FOSSIL retail stores and kiosks in certain international markets, as well as our websites in Australia, www.fossilaustralia.com.au, Germany, www.fossil.de, the United Kingdom, www.fossil.co.uk, and Singapore, www.fossilsingapore.com.sg.

        We are a Delaware corporation formed in 1991 and are the successor to a Texas corporation formed in 1984. In 1993, we completed an initial public offering of 13,972,500 shares of our common stock, as adjusted for four three-for-two stock splits to date. Domestically, we conduct a majority of our operations through Fossil Partners, L.P., a Texas limited partnership formed in 1994 of which we are the sole general partner. We also conduct operations domestically and in certain international markets through various owned subsidiaries. Our principal executive offices are located at 2280 N. Greenville Avenue, Richardson, Texas 75082, and our telephone number at such address is (972) 234-2525. Our European headquarters is located in Basel, Switzerland and our Far East headquarters is located in Hong Kong. Our common stock is traded on the NASDAQ Global Select Market under the trading symbol FOSL. We make available free of charge through our website at www.fossil.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports. You may also obtain any materials we file with, or furnish to, the U.S. Securities and Exchange Commission (the "SEC") on its website at www.sec.gov.

Business segments

        Our operations and financial reporting are primarily divided into four distinct segments: (i) the U.S. wholesale segment; (ii) the European wholesale segment; (iii) the other international wholesale segment; and (iv) the direct to consumer segment, which includes our company-owned retail stores, our catalogs and e-commerce activities. Within the wholesale segments of our business, we generally sell to retailers in those countries in which we have a physical presence as well as to distributors in countries where we do not have a physical presence. Except to the extent that differences between operating segments are material to an understanding of our business taken as a whole, the description of our business in this report is presented on a consolidated basis. Corporate expenses include certain administrative, legal, accounting, technology support costs, equity compensation costs, payroll costs attributable to executive management and amounts related to intercompany eliminations are not allocated to the various segments. For financial information about our operating segments and geographic areas, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Part II, Item 7 and Note 16—Major Customer, Segment and Geographical Information to our Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Business strengths

        We believe that we have several business strengths which allow us to differentiate ourselves and achieve our key operating and financial goals. These business strengths include:

        Brand Strength.    We believe a brand's image, individuality, consistency and connection with its customers is paramount in building and sustaining the brand. We believe that our FOSSIL brand name is recognized on a global basis for vintage-inspired products for the aspirational individual. The FOSSIL brand has developed from its origin as a watch brand to encompass other accessory categories, including handbags, belts, small leather goods, jewelry, cold weather items, sunglasses, apparel and footwear. We believe the FOSSIL brand is one of our most valuable assets, serves as a foundational piece of our business and remains very marketable across product lines, geographic areas and distribution channels. Since our inception in 1984, we have continued to develop, acquire or license other nationally or internationally recognized brand names, such as ADIDAS®, BURBERRY®, DIESEL®, DKNY®, EMPORIO ARMANI®, MARC BY MARC JACOBS™, MICHELE®, MICHAEL Michael Kors®, RELIC® and ZODIAC®, in order to appeal to a wide range of consumers. Our industry is highly competitive and subject to changing preferences in style, taste and price points. The success of our business model depends upon offering a wide range of branded products that appeal to the various tastes and fashion preferences of our customers. We must also maintain the relevance of these products by continually anticipating customer needs and desires as they relate to both the brands and categories of product we offer. We have teams of designers and product specialists assigned to each of our brands. The objectives of these designers and brand specialists are to immerse themselves in their assigned brand and product area, identify their customers' preferences, interpret global fashion trends and develop style-right offerings to generate volume purchasing. By owning the vast majority of our global distribution, we are also able to create and execute consistent pricing strategies and brand image presentations that protect and enhance our proprietary brands and those of our licensors.

        Licensing Strength.    Since 1997, we have attracted highly recognized and respected brand names to license within our watch portfolio. We believe we attract such quality brands due to our ability to provide them with access to our global design, production, distribution and marketing infrastructure. As a result of our vertical integration, we, unlike many of our competitors, can offer an integrated solution to launch or increase an accessory category presence on a worldwide basis in a consistent, timely and focused manner. The majority of our licensing relationships are exclusive to us and the licensors, which substantially minimizes certain risks to the licensor associated with dealing with multiple licensees in different geographic regions. Additionally, in order to develop a broader relationship and maintain brand consistency across the accessory categories, we have broadened our infrastructure, allowing us to expand our licensing activities to products beyond the watch category, including our EMPORIO ARMANI, DKNY and DIESEL jewelry product lines.

        Breadth of Brands & Price Points.    Through the multiple brands we distribute, we have developed a broad spectrum of retail price points. Within our watch collections, retail price points vary from approximately $7 in the mass market channel up to retail price points of $2,395 in the luxury distribution channel. The breadth of our brands allows us to anchor a brand to a given price point range and distribution channel, thereby maintaining a consistent brand image while focusing on the quality/value relationship important to the customer and not diluting the brand through overlapping distribution channels. The breadth of price points allows us to cater to various age and income groups while continuing to participate in sales consistently, regardless of a shift in income or the price/value preferences of our customers.

        International Penetration.    Since our initial public offering in 1993, we have continued to extend our reach beyond the U.S. by forming and acquiring internationally-based subsidiaries, licensing and developing internationally recognized brands and investing in the growth of our business within many major countries of the world. For fiscal year 2009, 59.8% of our wholesale net sales and 53.9% of our total net sales were generated outside of the U.S.

        Breadth of Distribution Channels.    Our products are sold through multiple distribution channels including department stores, specialty retail stores, specialty watch and jewelry stores, mass market stores, sport stores, cruise ships, airlines, owned-retail, licensed and franchised FOSSIL stores, business to business, the internet and our catalogs. As we continue to expand our presence in existing distribution channels and add new distribution channels, as well as develop new product lines and expand our geographic reach, our revenues become less dependent on any one product, brand, distribution channel or geographic region. Our owned-retail, internet and catalog venues allow us to enhance the related brand image by offering a targeted message to the customer, showcasing the array of product availability, influencing the merchandising and presentation of the products and testing new product introductions.

        In-house Creative Team.    Since our inception, we have developed a talented pool of creative individuals who design our products, packaging, graphics, presentation displays and marketing materials, allowing us to deliver a unique and cohesive style and image for each of our brands. We believe our emphasis on constant innovation and distinctive design has made us a leader in the branded accessory category. The breadth of talent and vertical integration of our design teams allows us to minimize the need for and associated expense of outside creative talent and advertising agencies.

        International Sourcing.    The vast majority of our products are sourced internationally. Most watch product sourcing from Asia is coordinated through our Hong Kong subsidiary Fossil (East) Limited ("Fossil East"), which we acquired in 1993. During 2009, approximately 55% of our non-Swiss made watch production was assembled through wholly or majority owned factories. This vertical integration of our business allows for better flow of communication, consistent quality, product design protection and improved supply chain speed, while still allowing us to utilize non-owned production facilities for their unique capabilities and to cover production needs over internal capacities. Establishing our watch assembly facilities near the component manufacturers also allows us to operate a more efficient supply chain. We have also been successful in leveraging our jewelry production needs through our watch assembly factory infrastructure. Our other accessory and apparel products are purchased from third party manufacturers with whom we have long-standing relationships and we typically represent a meaningful portion of their businesses.

        Operating Cash Flow.    Our business model has historically generated strong operating cash flows, including $266.0 million in fiscal year 2009, and $506.9 million and $689.9 million over the past three years and five years, respectively. This strong cash flow has allowed us to operate at low debt levels while funding capital expenditures, owned retail store growth, product line expansions and common stock buy back programs.

        Information Systems.    Operating and managing a global public company requires sophisticated and reliable management information systems to assist in the planning, order processing, production and distribution functions and accounting of each relevant business. In 2003, we implemented a SAP Enterprise Resource Planning system and are continuing to roll this system out to our larger international subsidiaries. For many of our subsidiaries which do not currently demand the complexity of the SAP solution, we have implemented Microsoft's Dynamics Navision Enterprise Resource Planning System (Navision). Additionally, we upgraded our e-commerce platform to an IBM mainframe system, which will allow us to leverage the success of our U.S.-based web business across many of the countries where we currently distribute products. We have also implemented SAP's Retail Merchandise Planning and an SAP point-of-sale system to improve our ability to manage our growing owned-retail stores globally. We believe the implementation of these systems will allow us to gain better insight into our businesses in real-time on a global basis, assist us in meeting the needs of our customers in a professional and timely manner and provide a scalable infrastructure to accommodate further growth. Our company's products are principally distributed from two primary warehouses, one located in Texas, near our headquarters, and the other located in southern Germany. Both of these facilities utilize sophisticated automated material handling equipment and software designed to improve accuracy, speed and quality in our warehousing operations. We have also recently opened a regional warehouse in Hong Kong, near our regional headquarters. This warehouse will allow us to support our subsidiary operations located in Asia.

Growth Strategy

        In order to expand our global market share in a profitable manner, we continually establish and implement business initiatives that we believe will build brand equity, increase revenues and improve profitability. Our key operating and financial goals are as follows:

        Extend product categories of existing brands.    We frequently introduce new accessory product categories within our existing proprietary and licensed brands to further leverage our branded portfolio. For example, we introduced jewelry collections under the EMPORIO ARMANI, DKNY, DIESEL and FOSSIL brands after first establishing a market for the brands in watches. Additionally, we have leveraged the FOSSIL brand name with the introduction in 2007 of cold weather accessories such as hats, gloves and scarves, and, in 2009, men's and women's footwear.

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

        Expand international business.    Since our initial public offering in 1993, international expansion has been a key driver in our long-term growth strategy. We have continued to increase our penetration of the international market by building brand name recognition, broadening the selection of merchandise through existing distribution channels by introducing new products or brands, extending product categories under our existing portfolio of brands, purchasing former distributors to gain increased control over international businesses, establishing owned, franchised or licensed retail stores and entering new geographic markets through owned subsidiary or distributor relationships. For example, in 2005, we acquired our distributors in Taiwan and Sweden, and in 2006, we acquired the assets of our distributor in Mexico and formed a distribution subsidiary in Shanghai, China. In 2007, we also formed distribution subsidiaries in India and Korea.

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

        Expand retail locations.    Historically, we have expanded our company-owned retail and outlet locations each year. Distribution through our company-owned retail stores has allowed us to raise awareness of the FOSSIL brand and showcase a broad assortment of FOSSIL branded products in a warm and inviting atmosphere. Our FOSSIL retail stores, combined with our FOSSIL branded catalogs and website, have continued to build brand equity, present a consistent brand image, influence the merchandising and presentation of our products at other retailers and have allowed us to test new product categories and designs. With the level of awareness we have achieved for the FOSSIL brand worldwide and the expansion of product categories offered under the brand, we have been able to accelerate our FOSSIL retail store growth. Of the 354 company-owned retail stores open as of January 2, 2010, 336 of these stores are FOSSIL branded stores. We plan to open approximately 50 additional FOSSIL branded stores in 2010, depending upon available retail locations and lease terms that meet our requirements. The majority of these new store openings will be our full-price accessory concept at locations outside of the U.S.

Operating strategy

        Fashion orientation and design innovation.    We are able to market our products to consumers with differing tastes and lifestyles by offering a wide range of brands and product categories at varying price points. We attempt to stay abreast of emerging fashion and lifestyle trends affecting accessories and apparel, and we respond to these trends by making adjustments in our product lines several times each year. We differentiate our products from those of our competitors principally through innovations in fashion details, including variations in the treatment of dials, crystals, cases, straps and bracelets for our watches, and innovative treatments and details in our other accessories.

        Coordinated product promotion.    We coordinate in-house product design, packaging, advertising, our website and catalogs and in-store presentations to more effectively and cohesively communicate to our target markets the themes and images associated with our brands. For example, many of our watch products and certain of our accessory products are packaged in metal tins decorated with designs consistent with our marketing strategy and product image. In certain parts of the world, we market our non-watch fashion accessory lines through the same distribution channels as our watch lines, using similar in-store presentations, graphics and packaging.

        Captive suppliers.    The two entities that assemble or source the majority of our Asia watch production volume are majority-owned by us. In addition, although we do not have long-term contracts with our unrelated accessory manufacturers in the Far East, we maintain long-term relationships with several manufacturers. These relationships have developed due to the number of years that we have been conducting business with and visiting the same manufacturers and because of the small amount of turnover in the employees of our manufacturers. We believe that we are able to exert significant operational control with regard to our principal watch assemblers because of our level of ownership and long standing relationships. In addition, we believe that the relative size of our business with non-owned watch manufacturers and our accessory manufacturers gives us priority within their production schedules. Further, the manufacturers understand our quality standards, which allows us to produce quality products and reduce the delivery time to market, improving overall operating margins.

        Actively manage retail sales.    We manage the retail sales process with our wholesale customers by monitoring consumer purchases and retail inventory levels by product category and style, primarily through electronic data interchange, and by assisting our wholesale customers in the conception, development and implementation of their marketing programs. Through our merchandising unit, we work with retailers to ensure that our products are properly stocked and displayed in accordance with our visual standards. As a result, we believe, we enjoy close relationships with our principal wholesale customers, often allowing us to influence the mix, quantity and timing of their purchasing decisions.

        Centralized distribution.    We distribute substantially all of our products sold domestically and certain of our products sold in international markets from our warehouse and distribution centers located in Texas. In Europe, we distribute our products primarily through our warehouse and distribution center located in Germany. In Asia, we primarily distribute our products through distribution warehouses located in those countries where we maintain a physical presence. We believe our centralized distribution capabilities in the U.S. and Europe enable us to reduce inventory risk, increase flexibility in meeting the delivery requirements of our customers and maintain cost advantages as compared to our competitors. We have also recently opened a regional warehouse in Hong Kong, near our regional headquarters. This warehouse will allow us to support each of our subsidiary operations located in Asia.

Industry overview

Watch products

        We believe that the current market for watches generally can be divided into four segments. One segment of the market consists of fine watches characterized by internationally known brand names such as Audemars Piguet, Cartier, Omega, Patek Philippe, Piaget and Rolex. Watches offered in this segment are usually made of precious metals or stainless steel and may be set with precious gems. These watches are almost exclusively manufactured in Switzerland and are sold by trade jewelers and in the fine jewelry departments of better department stores and other purveyors of luxury goods at retail prices ranging from $1,500 to in excess of $20,000. A portion of our MICHELE line competes in this market. A second segment of the market consists of fine premium branded and designer watches produced in Switzerland and the Far East such as Gucci, Movado, Raymond Weil, Seiko, Tag Heuer and Tissot. These watches are sold at retail prices generally ranging from $300 to $3,000. Our BURBERRY, EMPORIO ARMANI, MARC BY MARC JACOBS, MICHELE and ZODIAC lines generally compete in this market segment. A third segment of the market consists of watches sold by mass marketers, which typically consist of digital and analog watches manufactured in the Far East. Well known brands in this segment include Armitron, Casio and Timex. Retail prices in this segment range from $7 to $74. We compete in this segment through our ALLUDE®, CHRISTIAN BENET®, CALLAWAY® and TROPHY® lines as well as through the design and production of private label watch products for Wal-Mart and Target.

        The fourth segment of the market consists of moderately priced watches characterized by contemporary fashion and well known fashion brand names. Moderately priced watches are typically produced in Japan, China or Hong Kong and are sold by department stores and specialty stores at retail prices ranging from $45 to $495. This market segment is targeted by us with our FOSSIL and RELIC lines and by our principal competitors, including the companies that market watches under the Anne Klein II, Guess?, Kenneth Cole and Swatch brand names, whose products attempt to reflect emerging fashion trends in accessories and apparel. Our DKNY, DIESEL, MARC BY MARC JACOBS and MICHAEL Michael Kors lines generally compete in this segment as well. We compete in the sports specialty area of this segment with our ADIDAS line of women's and men's sport timepieces. We believe that a number of consumers regard branded fashion watches, not only as time pieces, but also as fashion accessories, and that has historically resulted in consumers owning multiple watches that may differ significantly in terms of style, features and cost.

        Watches typically utilize either a mechanical or quartz-analog movement to maintain their time keeping function. Mechanical watches utilize intricate arrangements of wheels, jewels and winding and regulating mechanisms to keep time, while quartz-analog watches are precisely calibrated to the regular frequency of the vibration of a quartz crystal powered by a battery. Although quartz-analog movements typically maintain their time keeping functions more precisely than mechanical movements, mechanical movements are prized for their craftsmanship and are generally associated with high-end luxury timepieces.

Fashion accessories

        The fashion accessories market also includes an array of products such as small leather goods, handbags, belts, eyewear, neckwear, underwear, lounge wear, jewelry, gloves, hats, hosiery and socks. We believe that a number of consumers view accessories as fashion statements, and as a result, purchase brand name, quality items that complement other fashion items. These fashion accessory products are generally marketed through mass merchandisers, department stores and specialty shops, depending upon price and quality. Higher price point items include products offered by such fashion names as Louis Vuitton and Prada.

        Moderately priced fashion accessories are typically marketed in department stores and are characterized by contemporary fashion and well known brand names at reasonable price points, such as our FOSSIL and RELIC brands. We currently offer small leather goods, handbags, belts, eyewear and cold weather apparel accessories for both men and women through department stores and specialty retailers in the moderate to upper-moderate price ranges. Our competitors in this market include companies such as Coach, Guess?, Nine West, Kenneth Cole and Liz Claiborne. In addition, we currently offer fashion jewelry sold under the DIESEL, DKNY, EMPORIO ARMANI and FOSSIL brands.

Apparel

        In 2000, we introduced a line of FOSSIL apparel that is distributed exclusively through company-owned retail stores, www.fossil.com and through our FOSSIL catalogs. Selling through company-owned distribution channels allows us to more effectively manage visual presentation, information feedback, inventory levels and operating returns. The apparel line is focused on the casual lifestyle of the savvy consumer who is youthful in their approach to life and is not tied to any one demographic or age. The apparel line consists primarily of jeans, tee shirts and vintage-inspired fashion apparel. The suggested retail selling price of the apparel line is comparable to that of major competitors like American Eagle Outfitters and J. Crew. We have leveraged our existing graphic and store design infrastructure to create a unique, inviting and welcoming environment rich in details of design, product and merchandising to appeal to the consumers' sense of discovery.

Footwear

        In late 2008, we launched our line of FOSSIL men's footwear through our FOSSIL website. In the spring of 2009, we launched the men's line into a select number of department store doors in the U.S. and Germany. In the fall of 2009, we launched our women's footwear line in select department stores, specialty stores, Company-owned retail stores and www.fossil.com. We currently offer a select assortment of each line through certain company-owned retail stores and select third-party retailers. Our footwear line consists of modern details and vintage inspiration crafted from full grain leather, nubuck and suede. The footwear line includes sport sneakers, authentic casuals and dress classics with a modern touch for men and fashionable flats, heels, wedges and boots for women. The competitors for our men's footwear line include Cole Haan, Johnson & Murphy, Lacoste and Kenneth Cole. The competitors for our women's footwear line include Frye, Coach and Lucky Brand.

Products

        We design, develop, market and distribute fashion accessories, including apparel, belts, handbags, jewelry, small leather goods, sunglasses, cold weather accessories and watches under proprietary and licensed brand names. The following table sets forth certain information with respect to the breakdown of our net sales and percentage of growth between proprietary, licensed and other brands within our wholesale and direct to consumer distribution channels for the fiscal years indicated. "Other" includes private label brands we manufacture or distribute as well as branded product we purchase for resale in certain of our retail stores.

	Fiscal Year Ended
	2009		2008		2007
	Dollars	% Growth	Dollars	% Growth	Dollars
Net sales (dollars in thousands)
Wholesale
Proprietary	$624.5	(9.5)%	$689.7	6.6%	$646.8
Licensed	471.9	(5.7)	500.2	10.4	453.2
Other	75.6	(10.0)	84.0	8.1	77.7

	1,172.0	(8.0)	1,273.9	8.2	1,177.7
Direct to consumer
Proprietary	314.3	23.4	254.7	23.9	205.5
Licensed	50.5	20.2	42.0	7.7	39.0
Other	11.3	(10.3)	12.6	16.7	10.8

	376.1	21.6	309.3	21.2	255.3
Total
Proprietary	938.8	(0.6)	944.4	10.8	852.3
Licensed	522.4	(3.7)	542.2	10.2	492.2
Other	86.9	(10.0)	96.6	9.2	88.5

	$1,548.1	(2.2)%	$1,583.2	10.5%	$1,433.0

Watch products

        We offer an extensive line of fashion watches under our proprietary brands and, pursuant to license agreements, under some of the most prestigious brands in the world. Sales of watches for fiscal years 2009, 2008 and 2007 accounted for approximately 66.0%, 66.9% and 67.2%, respectively, of our consolidated net sales.

        Proprietary brands.    The following table sets forth information about some of our proprietary brand watches:

Brand	Suggested Price Point Range	Primary Distribution Channels
FOSSIL	$55 - 195	U.S. department stores (Macy's, Dillard's, Belk and Nordstrom), U.S. specialty retailers (the Buckle), better European department stores (Karstadt, Debenhams, Harrod's, House of Frazier and El Corte Ingles), better European specialty stores (H. Samuel, Christ, Earnest Jones and Goldsmith), Canadian department stores (Hudson Bay and Sears), Australian department stores (Myers and Grace Brothers), independently-owned watch and jewelry stores worldwide, www.fossil.com, our catalog and Fossil Stores Worldwide
MICHELE	$395 - 2,395	U.S. department stores (Neiman Marcus, Saks Fifth Avenue, Bloomingdales and Nordstrom), watch specialty stores, jewelry stores and www.michele.com
RELIC	$45 - 145	U.S. department stores (JCPenney, Kohl's and Sears)
ZODIAC	$150 - 895	U.S. department stores (Nordstrom), watch specialty stores, jewelry stores worldwide and www.zodiacwatches.com

        Licensed brands.    We have entered into multi-year, worldwide exclusive license agreements for the manufacture, distribution and sale of watches bearing the brand names of certain globally recognized fashion companies. The following table sets forth information with respect to certain of our licensed watch products:

Brand	Suggested Price Point Range	Expiration Date	Primary Distribution Channels
ADIDAS	$30 - 95	12/31/2012	Department stores, major sports stores, specialty retailers, jewelry stores and Adidas stores worldwide
BURBERRY	$295 - 995	12/31/2012	Department stores, specialty retailers, duty free stores worldwide and Burberry boutiques worldwide
DIESEL	$85 - 450	12/31/2010	Department stores, specialty retailers, Diesel boutiques worldwide and www.dieseltimeframes.com
DKNY	$65 - 275	12/31/2009	Department stores, jewelry stores, specialty retailers and DKNY boutiques worldwide
EMPORIO ARMANI	$145 - 545	12/31/2013	Department stores, specialty retailers, major jewelry and watch stores, Emporio Armani boutiques worldwide, duty free stores worldwide and www.emporioarmani.com
MARC BY MARC JACOBS	$125 - 500	12/31/2010	Department stores, specialty retailers and Marc by Marc Jacobs boutiques worldwide
MICHAEL Michael Kors	$95 - 495	12/31/2014	Department stores, specialty retailers, jewelry stores, duty free stores worldwide and Michael Kors boutiques nationwide

        The continuation of our material license agreements is important to the growth of our watch business. Sales of our licensed products amounted to 33.7% of our net sales for fiscal year 2009, with certain individual licensed brands accounting for a significant portion of our revenues. Our license for DKNY watches was scheduled to expire at the end of 2009. However, we have an agreement with DKNY to continue our line of DKNY watches while we negotiate a new long-term contract. In addition to licensing fashion brands, we have entered into a number of license agreements for the sale of watches bearing the intellectual property of select teams participating in the National Football League, National Collegiate Athletic Association and Major League Baseball. Under these agreements, we design and manufacture goods bearing the trademarks, trade names and logos of select teams and market these goods through our website and major department stores.

        Private label and other.    We design, market and arrange for the manufacture of watches and accessories on behalf of certain mass market retailers, companies and organizations as private label products or as premium and incentive items for use in various corporate events. Under these arrangements, we perform design and product development functions, as well as, act as a sourcing agent for our customers by contracting for and managing the manufacturing process, purchasing and inspecting the finished product and arranging for shipment. Participation in the private label and premium businesses provides us with certain advantages, including increased assembly volume, which may reduce the costs of assembling our other products, and the strengthening of business relationships with our manufacturing sources. These lines provide income to us while reducing inventory risks and certain other carrying costs. In certain countries, we have distribution rights for other brands not owned or licensed by us.

Fashion accessories

        In order to leverage our design and marketing expertise and our close relationships with our principal retail customers, primarily in the U.S. and Europe, we have developed a line of fashion accessories for both men and women, including handbags, belts, small leather goods, jewelry and sunglasses. We also offer a line of cold weather accessories including hats, gloves and scarves under the FOSSIL brand, as well as, a more aspirational, premium priced handbag collection under the FOSSIL FIFTY-FOUR® brand name. Our handbags are made of a variety of fine leathers and other materials that emphasize classic styles and incorporate a variety of creative designs. Our small leather goods are typically made of fine leathers or other man-made materials and include items such as mini-bags, coin purses, cosmetic bags and wallets. Our jewelry lines include earrings, necklaces, rings and bracelets marketed under the EMPORIO ARMANI, DIESEL, DKNY and FOSSIL brands. FOSSIL jewelry is offered in base metal, stainless steel or sterling silver with natural and synthetic materials. DIESEL brand jewelry generally is offered in sterling silver or stainless steel with natural and synthetic materials. EMPORIO ARMANI brand jewelry is generally made of sterling silver, semi-precious stones or 18K gold. Our DKNY brand jewelry is offered in primarily stainless steel with fashion accents. Our sunglass line features optical quality lenses in both plastic and metal frames, with classic and fashion styling. Our cold weather accessories are made of a variety of blends consisting of natural yarns such as cotton, wool, angora and alpaca, as well as, man-made blends including acrylic, viscose and nylon. We currently sell our fashion accessories through a number of our existing major department store and specialty retail store customers, as well as, our own retail stores, www.fossil.com, other internationally-owned websites and through our catalog operations. In the U.S. and certain international markets, we generally market our fashion accessory lines through the same distribution channels as our watches using similar in-store presentations, graphics and packaging. These fashion accessories are typically sold in locations adjacent to watch departments, which may lead to purchases by persons who are familiar with our watch brands. Sales of our accessory lines for fiscal years 2009, 2008 and 2007 accounted for approximately 34.0%, 33.1% and 32.8%, respectively, of our net sales.

        The following table sets forth information about our fashion accessories:

Brand	Accessory Category	Suggested Price Point Range	Primary Distribution Channel
FOSSIL	Handbags Small Leather Goods Belts Gifts Eyewear Cold Weather Footwear	$78 - 188 $20 - 50 $25 - 48 $15 - 100 $35 - 80 $24 - 48 $39 - 198	U.S. department stores (Dillard's, Macy's, Nordstrom and Belk), specialty retailers (the Buckle), European department stores (Karstadt, El Corte Ingles, Galeries Lafayette, Christ, Debenhams and House of Frazier), Company-owned stores, our catalogs and www.fossil.com
FIFTY-FOUR	Handbags	$195 - 295	U.S. department stores, company-owned stores, our catalogs and www.fossil.com
	Small Leather Goods	$95 - 110	Company-owned stores, our catalogs and www.fossil.com
FOSSIL	Jewelry Accessory Jewelry	$7 - 125 $22 - 95	Company-owned stores, department and jewelry stores (in each case, primarily in Europe as well as the U.S. and other select international markets), our catalogs and www.fossil.com
MICHELE	Hangbags Eyewear	$295 - 595 $118 - 148	Selective department stores and www.michele.com
DIESEL	Jewelry	$55 - 179	Department stores, domestic and international specialty retailers and Diesel retail stores worldwide
DKNY	Jewelry	$45 - 195	International department stores, specialty retailers, jewelry stores and DKNY boutiques
RELIC	Sunglasses Handbags Small Leather Goods Belts Cold Weather	$26 $28 - 60 $18 - 34 $18 - 26 $25 - 35	U.S. department stores (JCPenney, Kohl's and Sears)

Apparel

        The FOSSIL apparel collection is designed for both men and women and includes jeans, outerwear, fashion tops and bottoms and tee shirts. The products' unique vintage-inspired style, packaging and graphics capture the energy and spirit of the FOSSIL brand. As of January 2, 2010, the FOSSIL apparel collection is offered through 33 company-owned stores located in leading malls and retail locations in the U.S. The line is also available at www.fossil.com and through our catalogs.

Footwear

        In late 2008, we launched a men's footwear line, followed by a launch of a women's line in 2009. The footwear line includes sport court sneakers, authentic casuals, dress classics and boots with a modern touch for men and fashionable flats, heels, wedges, and boots for women.

Licensed eyewear

        We are party to a license agreement with the Safilo Group for the manufacture, marketing and sale of optical frames under the FOSSIL and RELIC brands in the U.S. and Canada, which provides us royalty income based on a percentage of net sales and is subject to certain guaranteed minimum royalties.

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

        In order to respond effectively to changing consumer preferences, we attempt to stay abreast of emerging lifestyle and fashion trends affecting accessories and apparel. In addition, we attempt to take advantage of the constant flow of information from our customers regarding the retail performance of our products. We review weekly sales reports provided by a substantial number of our customers containing information with respect to sales and inventories by product category and style. Once a trend in the retail performance of a product category or style has been identified, the design and marketing staffs review their product design decisions to ensure that key features of successful products are incorporated into future designs. Other factors having an influence on the design process include the availability of components, the capabilities of the factories that will manufacture the products and the anticipated retail prices and profit margins for the products. Our creative teams have access to our Company's product design archives and are kept up-to-date on all the various new components, hardware and materials that become available.

        We differentiate our products from those of our competitors principally by incorporating into our product designs innovations in fashion details, including variations in the treatment of dials, crystals, cases, straps and bracelets for our watches, and details and treatments in our other accessories. We also own and license proprietary technology or integrate our suppliers' technology for certain of our watch products. In certain instances, we believe that such innovations have allowed us to achieve significant improvements in consumer acceptance of our product offerings with only nominal increases in manufacturing costs. We believe that the substantial experience of our design staff will assist us in maintaining our current leadership position in the watch and handbag categories and in expanding the scope of our product offerings.

Marketing and promotion

        Our marketing strategy for each of our proprietary brands is to deliver a coordinated and consistent brand image to the consumer regardless of where the consumer may come in contact with the brand. This permeates from point of sale merchandise displays, print and media advertising, our websites, our catalogs, retail stores, and the product packaging to the product itself. We identify our advertising themes and coordinate our packaging, advertising and point of sale material around these themes. These themes are carefully coordinated in order to convey modern vintage styling and the aspirational viewpoint that we associate with our products. Our vintage-inspired tin packaging concept for many of our watch products and certain of our accessories is an example of these marketing themes. While our marketing themes typically change each year, the core image of the brand is designed to endure, only changing slightly to keep it fresh and relevant to our targeted consumer. For our licensed brands, we incorporate many of the same concepts but derive the themes generally from the licensors.

        We participate in cooperative advertising programs with our major retail customers, whereby we share the cost of certain of their advertising and promotional expenses. An important aspect of the marketing process involves the use of in-store visual support and other merchandising materials, including packages, signs, posters and fixtures. Through the use of these materials, we attempt to differentiate the space used to sell our products from other areas of our customers' stores. We also promote the use of our shop-in-shop concept for watches, jewelry, handbags, small leather goods and watch and jewelry concessions, primarily in Asia and Europe. The shop-in-shop concept involves the use of dedicated space within a customer's store to create a brand "shop" featuring our products and visual displays. Concessions allow us to essentially operate all or a portion of the watch and jewelry department within our customers' stores, thereby permitting us to control merchandising, inventory levels, build-out and branding decisions and, more importantly, the interaction with the end consumer. We also provide our customers with a large number of preprinted customized advertising inserts and from time to time stage promotional events designed to focus public attention on our products.

        Our in-house advertising department designs, develops and implements all of the packaging, advertising, marketing and other promotional aspects of our products. The advertising staff uses computer-aided design techniques to generate the images presented on product packaging and other advertising materials. Senior management is involved in monitoring our advertising and promotional activities to ensure that themes and ideas are communicated in a cohesive manner to our target audience.

        We advertise, market and promote our products to consumers through a variety of media, including catalog inserts, billboards, print media, television, cinema and the internet. We distribute FOSSIL catalogs, which feature selected FOSSIL brand products and are produced by our in-house staff. The timing and scope of the distribution of these catalogs is determined by our management based on consumer response. We believe these catalogs are a cost-effective way of enhancing the FOSSIL brand and driving sales to our retail stores, websites and wholesale customers.

Sales and customers

        General.    Domestically, we sell our products in retail locations in the U.S. through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, mass market stores, the internet and through our catalogs. Our department store customers include Neiman Marcus, Belk, Saks Fifth Avenue, Bloomingdales, Nordstrom, Saks Fifth Avenue, Macy's, Dillard's, JCPenney, Kohl's and Sears. We maintain sales offices in several major cities across the U.S. staffed with sales associates to assist in managing our department and specialty store accounts and employ a nationwide staff of merchandise coordinators who work with the stores to ensure that our products are displayed appropriately. We also sell certain of our watch and accessory products at company-owned FOSSIL retail stores and outlet stores located throughout the U.S. and through our website at www.fossil.com. In addition, we sell certain of our proprietary and licensed watch products, as well as upscale watch brands of other companies, such as Citizen and Swiss Army, at our company-owned Watch Station retail stores in the U.S. Our apparel products are sold through select company-owned FOSSIL retail stores and through our website and catalogs. Our products are also sold through retail locations in major airports in the U.S. and on cruise ships.

        Our foreign operations include a presence in Africa, Asia, Australia, Europe, Central and South America, Canada, the Caribbean, Mexico and the Middle East. We maintain sales offices in Australia, Austria, Canada, China, Denmark, France, Germany, Hong Kong, India, Italy, Japan, Korea, Malaysia, Mexico, the Netherlands, New Zealand, Norway, Singapore, Spain, Sweden, Switzerland, Taiwan and the United Kingdom. Our European headquarters is located in Basel, Switzerland. Internationally, our products are sold to department stores and specialty retail stores in over 100 countries worldwide through 23 company-owned foreign sales subsidiaries, through a network of 59 independent distributors, through company-owned retail stores and websites and licensed or franchised authorized FOSSIL retail stores and kiosks in certain international markets. Foreign distributors generally purchase products from us at uniform prices established by us for all international sales and resell them to department stores and specialty retail stores. We generally receive payment from our foreign distributors in U.S. currency. We generally do not have long-term contracts with any of our retail customers. All transactions between us and our retail customers are conducted on the basis of purchase orders, which generally require payment of amounts due to us on a net 30 day basis for most of our U.S. based customers and up to 120 days for certain international customers. No customer accounted for 10% or more of our net sales in fiscal years 2009, 2008 or 2007.

        U.S. wholesale sales.    For fiscal years 2009, 2008 and 2007, U.S. wholesale sales accounted for approximately 30.4%, 29.9% and 32.2% of our net sales, respectively. In addition, in the same fiscal year periods, the aggregate sales to our 10 largest customers in the U.S. channel represented approximately 22.0%, 21.8% and 23.6% of total net sales, respectively.

        International wholesale sales.    During the fiscal years 2009, 2008 and 2007, international wholesale sales, including sales to third-party distributors, accounted for approximately 45.3%, 50.6% and 50.0% of net sales, respectively.

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

Accessory Stores

        In 1996, we commenced operations of full price FOSSIL accessory retail stores ("Accessory Stores") in the U.S. in order to broaden the recognition of the FOSSIL brand name. Accessory Stores carry a full assortment of FOSSIL watches and other accessories that are generally sold at the suggested retail price. We believe this store concept presents a key growth strategy for us on a worldwide basis. As of January 2, 2010, 126 of our 218 Accessory Stores were located outside of the U.S., mainly in Europe and Asia. During fiscal 2010, we believe approximately 31 to 36 of our planned Accessory Store openings will be in locations outside of the U.S. At the end of fiscal 2009, the average size of our Accessory Stores was 1,359 square feet, but each store can vary in size based on its geographic location. For example, our international-based stores are generally smaller in square footage than our U.S.-based stores due to smaller retail store configurations available in the market. The table below sets forth information about our Accessory Stores for the last five fiscal years:

Fiscal Year	Open At Beginning of Period	Opened During Period	Closed During Period	Open at End of Period	Total Gross Square Footage (in thousands)	Percentage Increase in Square Footage	Average Gross Square Footage Per Retail Store
2005	49	10	—	59	94.8	14.6%	1,606
2006	59	18	4	73	107.6	13.5%	1,473
2007	73	42	2	113	153.6	42.8%	1,359
2008	113	79	1	191	258.6	68.4%	1,354
2009	191	29	2	218	296.2	14.5%	1,359

        Our current U.S. Accessory Stores operating model assumes a retail store size of approximately 1,200 to 1,600 square feet. Our targeted net investment to open a U.S. Accessory Store is approximately $451,000 which includes approximately $371,000 of build-out costs, net of landlord contributions, but including furniture and fixtures and $80,000 of initial inventory. Our current international Accessory Stores operating model assumes a retail store size of approximately 600 to 1,100 square feet. Our targeted net investment to open an international Accessory Store is approximately $479,000 which includes approximately $371,000 of build-out costs, net of landlord contributions, but including furniture and fixtures and $108,000 of initial inventory. Our targeted pre-tax margin, on a four-wall basis, for the first year is 15%. Our historical sales per square foot approximate $500 in our U.S. Accessory Stores and $729 in our European Accessory Stores.

Outlet Stores

        In 1995, we commenced operations of FOSSIL outlet stores at selected major outlet malls throughout the U.S. We opened our first FOSSIL outlet store outside the U.S. in 2005 and as of January 2, 2010 have 16 outlet stores outside of the U.S. These stores, which operate under the FOSSIL name, not only increase our brand awareness, but also enable us to liquidate excess inventory generally at significantly better prices than we would obtain through third party liquidators. We generally discount products in these stores from 25% to 75% off the suggested retail price.

        The table below sets forth information about our FOSSIL outlet stores during the last five fiscal years:

Fiscal Year	Open At Beginning of Period	Opened During Period	Closed During Period	Open at End of Period	Total Gross Square Footage (in thousands)	Percentage Increase in Square Footage	Average Gross Square Footage Per Retail Store
2005	60	13	1	72	193.4	17.2%	2,686
2006	72	8	2	78	204.0	5.5%	2,616
2007	78	4	2	80	206.2	1.0%	2,577
2008	80	5	3	82	207.6	0.7%	2,532
2009	82	12	4	90	212.5	2.4%	2,361

Other Direct to Consumer

        In 2000, we began offering FOSSIL brand apparel through specially designed Company-owned apparel stores. As of January 2, 2010, we operated 33 FOSSIL apparel stores in leading malls and retail locations throughout the U.S. Our apparel stores carry the full apparel line along with an assortment of certain FOSSIL watch and accessory products and footwear. In 2004, we commenced operations of our first Modern Watch Co. retail store, in both full-price and outlet locations, through which we sell certain of our proprietary and licensed brand watches, as well as watches manufactured by other companies. In 2007, we acquired the Watch Station tradename from Sunglass Hut and subsequently rebranded all Modern Watch Co. stores. As of January 2, 2010, we operated eight Watch Station stores, seven located in the U.S., including two full-price stores, five outlets and one full-price store in Asia. As of January 2, 2010, we also operated 11 non-FOSSIL retail stores outside the U.S. under various names.

        During 2006, we entered into an agreement with the House of Fraser, a U.K.-based department store ("HOF"), which allows us to operate the watch department in certain HOF stores. Under this agreement, we own the inventory within the HOF store, provide the labor to operate the department and pay HOF a commission on the retail watch sales generated in the stores. As of January 2, 2010, we operated the watch department in 43 HOF stores, generating net sales of approximately $11 million during fiscal 2009. Although we include the net sales derived from the HOF stores in our direct to consumer segment, we do not include the number of locations associated with this arrangement in our retail store count.

        Internet sales.    In November 1996, we established our first e-commerce website with the launch of www.fossil.com. In October 2007, we launched our first e-commerce site outside the U.S. in Germany. We now operate sites in the United Kingdom, Australia and Singapore as well. Each site features a full selection of geographically appropriate FOSSIL brand watches and sunglasses, and may also include leather goods, apparel and jewelry. Certain of our sites also provide customer service, company news and shareholder information. Our sites are continually updated to provide a fresh look and an easy-to-navigate interface that enhances the brand image, while allowing consumers a pleasing shopping experience or a preview of what they may find at their local store carrying the brand. Since its launch, the www.fossil.com website has been promoted consistently in support of online brand and direct sales goals. Online marketing efforts include: search/keyword marketing programs through major search partners including Google Affiliate Network, Yahoo! and MSN; online "storefront" relationships with websites such as America Online, Microsoft Network, Amazon and Yahoo!; regular e-mail communications sent using SilverPop to over one million registered consumers; product and promotional banners presented on affiliate sites through integration partners Commission Junction and Performics; and online brand initiatives in support of viral, sweepstakes and traditional brand initiatives. In support of certain seasonal initiatives, we have partnered with groups such as Tacoda, Bravo Network / Project Runway and Expedia. We have leveraged our e-commerce infrastructure by opening additional sites to support our licensed and owned brands, including www.michele.com, www.zodiacwatches.com, www.emporioarmaniwatches.com, and www.dieseltimeframes.com, as well as an international branding site located at http://global.fossil.com. We also leverage our e-commerce infrastructure to support a business-to-business site that allows U.S. corporate partners to access FOSSIL product assortments and catalogs.

        During fiscal years 2009, 2008 and 2007, our direct to consumer segment, which includes sales from Company-owned stores, catalogs and e-commerce businesses, accounted for approximately 24.3%, 19.5% and 17.8% of net sales, respectively.

        Catalogs.    In fiscal 2009, we distributed approximately 10.0 million FOSSIL catalogs, an increase from 7.2 million in fiscal 2008. We typically distribute several versions of our catalog each year with a majority being distributed during our fourth quarter. We distribute our catalogs to a database of customers collected principally through our website, third-party mailing list and our company-owned stores in the U.S. We view our catalogs as a key communication and advertising tool for the brand, further enhancing and focusing the brand image, as well as, promoting sales across all of our distribution channels.

Facilitating our wholesale distribution

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

        We permit the return of damaged or defective products. In addition, although we have no obligation to do so, we accept limited amounts of product returns from our customers in other instances. Accordingly, we provide allowances for the estimated amount of product returns. The allowances for product returns as of the end of fiscal years 2009, 2008 and 2007 were $40.0 million, $42.2 million and $41.9 million, respectively. We have not historically experienced returns in excess of our aggregate allowances.

Backlog

        It is the practice of a substantial number of our customers not to confirm orders by delivering a formal purchase order until a relatively short time prior to the shipment of goods. As a result, the amount of unfilled customer orders includes confirmed orders and orders that we believe will be confirmed by delivery of a formal purchase order. A majority of such amounts represent orders that have been confirmed. The remainder of such amounts represents orders that we believe, based on industry practice and prior experience, will be confirmed in the ordinary course of business. Our backlog at a particular time is affected by a number of factors, including seasonality and the scheduling of the manufacture and shipment of products. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. At the end of fiscal year 2009, we had unfilled customer orders of approximately $82.4 million compared to $58.9 million and $81.0 million for fiscal years 2008 and 2007, respectively.

Manufacturing

        During 2009, approximately 55% of the watches we procured from the Far East were assembled through our two majority-owned entities. The remaining 45% of the watches we procured from the Far East were assembled by approximately 40 unrelated factories located primarily in Hong Kong and China, which includes almost all the production and assembly of our digital and mass market watches. Production of approximately 63% of the jewelry products we sell is sourced from one of our majority-owned entities. The remaining 37% is manufactured by approximately 20 factories located primarily in China. Although we have no ownership interest in these unrelated watch and jewelry factories, Fossil East maintains oversight and control of the supply chain from design through final delivery of the finished product as it does with the related factories. We believe substantial ownership of the assembly factories that produce a majority of our fashion watches and jewelry is critical to our operating model, as we believe this allows us to keep our designs proprietary, control the size of our production runs and vertically manage our supply chain. All of our handbag, small leather goods, belts, sunglasses, footwear and apparel product production is outsourced. We believe that our policy of outsourcing the production of these product categories allows us flexibility in selecting our suppliers while avoiding significant capital expenditures, build-ups of work-in-process inventory and the costs of managing a substantial production work force. Our Swiss-made watches are assembled primarily in three third party factories within Switzerland.

        The principal components used in the assembly of our watches are cases, crystals, dials, movements, hands, bracelets and straps. These components are obtained from a large number of suppliers located principally in China, Hong Kong, India, Italy, Japan, Korea, Switzerland, Taiwan and Thailand. The majority of the movements used in the assembly of our watches are supplied by five principal vendors. During fiscal 2009, one case and bracelet vendor was responsible for approximately 30% of our production of these components. No other single component supplier accounted for more than 10% of component supplies in fiscal year 2009. The principal materials used in the manufacture of our jewelry products are sterling silver, stainless steel, semi-precious stones, and natural and synthetic materials. These components are primarily obtained from the same factories that we use for our watches. Except for the one case and bracelet vendor, we do not believe that our business is materially dependent on any single component supplier.

        We believe that we have established and maintain close relationships with a number of component manufacturers and assembly operations primarily located in Hong Kong, China and Switzerland. In 2009, two separate watch assembly factories, that are majority-owned by us, each accounted for 10% or more of our watch production. The loss of any one of these factories could temporarily disrupt shipments of certain of our watches. However, as a result of the number of component manufacturers and assembly operations from which we purchase our components and finished watches, we believe that we could arrange for the assembly of watches from alternative sources within approximately 90 days on terms that are not materially different from those currently available to us. Accordingly, we do not believe that the loss of any single assembly operation would have a material adverse effect on our business. However, our future success will generally depend upon our ability to maintain close relationships with, or ownership of, our current watch assembly factories and suppliers and to develop long-term relationships with other suppliers that satisfy our requirements for price and production flexibility.

        Our products are assembled or manufactured according to plans that reflect management's estimates of product performance based on recent sales results, current economic conditions and prior experience with manufacturing sources. The average lead time from the commitment to purchase products through the production and shipment thereof ranges from two to four months in the case of watches, leather goods, jewelry, eyewear and apparel. We believe that the close relationships, including ownership interests in some cases, we have established and maintain with our principal assembly or manufacturing sources constitute a significant competitive advantage and allow us to quickly and efficiently introduce innovative product designs and alter production in response to the retail performance of our products.

Quality control

        Our quality control program attempts to ensure that our products meet the standards established by our product development staff. Samples of products are inspected by us prior to the placement of orders with factories to ensure compliance with our specifications, and we typically inspect prototypes of each product before production runs commence. The operations of our factories located in Hong Kong and China are monitored on a periodic basis by Fossil East, and the operations of our factories located in Switzerland are monitored on a periodic basis by Montres Antima SA, one of our foreign operating subsidiaries. Substantially all of our watches, jewelry and certain of our other accessories are inspected by personnel of Fossil East or by the factory prior to shipment to us. Final inspections, on a sampling basis, occur when the products are received in our distribution centers. We believe that our policy of inspecting our products at the assembly/manufacturing facility, upon receipt at our distribution facilities and prior to shipment to our customers is important to maintain the quality, consistency and reputation of our products.

Distribution

        Upon completion of assembly/manufacturing, the majority of our products are shipped to one of our warehousing and distribution centers in Texas or Germany, from which they are shipped to regional subsidiary warehouses or directly to customers in selected markets. Our centralized warehouse and distribution facilities in Texas and Germany allow us to maximize our inventory management and distribution capabilities and more readily meet the varying distribution requirements placed on us by our customers at a lower cost. Our facilities in Texas and Germany are equipped with automated material handling equipment operated by world-class software from SAP AG and Manhattan Associates. The automated equipment and operating systems, in conjunction with the continual manual sampling of our outgoing orders prior to shipment, are important in maintaining the quality, accuracy, speed and reputation of our products and distribution service.

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

Information technology systems

        General.    We believe that automation, reliable and scalable systems, accurate reporting and rapid flow of communication is essential to maintain our competitive position and support our key operating and financial goals. Therefore, we continue to invest in computer hardware, system application and telecommunication networks. Our information technology systems consist of a wide spectrum of financial, distribution, human resources, merchandising, planning, point of sale, supply chain and other solutions. Where possible and cost effective, we leverage our various systems on a global basis, which enhances the accuracy, timeliness and accessibility of the relevant data.

        Inventory control.    We maintain inventory control systems at our facilities that enable us to track each product from the time it is shipped from the factory through shipment to our customers. To facilitate this tracking, a significant number of products sold by us are pre-ticketed and bar coded prior to shipment to our wholesale customers. Our inventory control systems report shipping, sales and individual stock, keeping unit level inventory information. We manage the retail sales process by monitoring customer sales and inventory levels of our products by product category and style, primarily through electronic data interchange. We believe that our distribution capabilities enable us to reduce inventory risk and increase flexibility in responding to the delivery requirements of our customers. Our management believes that our electronic data interchange efforts will continue to grow in the future as customers focus further on increasing operating efficiencies. In addition, we maintain systems that are designed to track inventory movement through our company-owned stores. Detailed sales transaction records are accumulated on each store's point-of-sale system and polled by us.

        Enterprise resource planning.    We intend to continue implementing our enterprise resource planning system from SAP AG throughout certain of our subsidiary operations located in Europe. This software is installed on a single site platform located in our U.S. headquarters facility. The software currently supports the human resources, sales and distribution, inventory planning, retail merchandising and operational and financial reporting systems of our U.S. businesses and certain subsidiary operations in Europe. The financial, sales and distribution, inventory planning and reporting system implementations were principally completed in the U.S., Germany, France and Italy during 2003, 2004, 2005 and 2008, respectively. The human resources and retail systems were implemented for our operations in the U.S. during 2005 and 2007, respectively. We do not believe our subsidiary sales operations in the Far East are of a size to effectively benefit from our SAP software application. However, in 2009 we implemented our SAP financial, planning and warehouse management modules in Hong Kong to provide efficiencies to further support our supply chain associated with our local country operations, including our owned retail stores throughout Asia. We have implemented Navision as our standard system throughout most of our Far East distribution and manufacturing subsidiary operations. The Navision system supports many of the same functions as our SAP system on a local country level.

Warranty and repair

        Our FOSSIL watch products sold in the U.S. are covered by a limited warranty against defects in materials or workmanship for a period of 11 years from the date of purchase. RELIC watch products sold in the U.S. are covered by a comparable 12 year warranty while other watches sold in the U.S. are covered by a comparable two year limited warranty. Generally, all of our watch products sold in Canada, Europe and Asia are covered by a comparable two year limited warranty. The majority of our defective watch products returned by consumers are processed at our centralized repair facilities in Texas and France. We also maintain repair facilities at a majority of our subsidiaries, as well as, through our network of distributors to handle repairs which are minor in nature or are not convenient to one of our centralized repair facilities. In most cases, defective products under warranty are repaired by our personnel or distributors. We attempt to retain adequate levels of component parts to facilitate after-sales service of our watches, even after the discontinuance of specific styles. We have a component parts system that tracks the inventory of our various component replacement parts that can be utilized by our repair facilities for identifying stock levels and availability for procurement. Watch and non-watch products under warranty that cannot be repaired in a cost-effective manner are replaced by us at no cost to the customer.

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

Intellectual property

        Trademarks.    We use the FOSSIL, RELIC, MICHELE and ZODIAC trademarks, as well as, other trademarks on certain of our watches, leather goods, apparel and other fashion accessories in the U.S. and in a significant number of foreign countries. We have taken steps to establish or provide additional protection for our trademarks by registering or applying to register our trademarks for relevant classes of products in each country where our products are sold in addition to certain foreign countries where it is our intent to market our products in the future. Each trademark is renewable indefinitely, so long as we continue to use the mark in the applicable jurisdiction and make the appropriate filings when required. We aggressively protect our trademarks and trade dress and pursue infringement both domestically and internationally. We also pursue counterfeiters both domestically and internationally through leads generated internally, as well as, through business partners worldwide. In certain cases, we track serial numbers of our products or, we etch microscopic identification numbers on certain of our watches in order to identify potential customers who might be diverting product into a parallel market.

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

        License agreements.    A portion of our growth in sales and net income is, and is expected to continue to be, derived from the sales of products produced under licensing agreements with third parties. Under these license agreements, we generally have the right to produce, market and distribute certain products utilizing the brand names of other companies. Our major license agreements have various expiration dates between 2009 and 2014. Our license for DKNY watches was scheduled to expire at the end of 2009. However, we have an agreement with DKNY to continue our line of DKNY watches while we negotiate a new long-term contract.

Seasonality

        Although the majority of our products are not seasonal, our business is seasonal by nature. A significant portion of our net sales and operating income are generated during the third and fourth quarter of our fiscal year, which includes the "back to school" and Christmas season. Additionally, as our direct to consumer sales continue to increase as a percentage of our sales mix, it will benefit our sales and profitability in the fourth quarter, generally at the expense of the first and second quarter when it is more difficult to leverage direct to consumer segment expenses against direct to consumer segment sales. The amount of net sales and operating income generated during the fourth quarter also depends upon the anticipated level of retail sales during the Christmas season, as well as, general economic conditions and other factors beyond our control. In addition, the amount of net sales and operating income generated during the first quarter depends in part upon the actual level of retail sales during the Christmas season. Lower levels of inventory held by our wholesale customers at the end of the Christmas season may result in higher levels of restocking orders placed by them during the first quarter.

Competition

        The businesses in which we compete are highly competitive and fragmented. We believe that the current market for watches can be divided into four segments, ranging from lower price point watches that are typically distributed through mass market channels to luxury watches at higher price points that are typically distributed through fine watch departments of upscale department stores or upscale specialty watch and fine jewelry stores. Our watch business generally competes with a number of established manufacturers, importers and distributors in many of these segments, including, Armitron, Citizen, Gucci, Guess?, Kenneth Cole, LVMH Group, Movado, Raymond Weil, Seiko, Swatch, Swiss Army, TAG Heuer and Timex. In addition, our leather goods, sunglasses, jewelry and apparel businesses compete with a large number of established companies that have significantly greater experience than us in designing, developing, marketing and distributing such products. In all of our businesses, we compete with numerous manufacturers, importers and distributors who may have significantly greater financial, distribution, advertising and marketing resources than us. Our competitors include distributors that import watches, accessories and apparel from abroad, U.S. companies that have established foreign manufacturing relationships and companies that produce accessories and apparel domestically.

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

Employees

        As of the end of fiscal year 2009, we employed approximately 7,900 persons, including approximately 3,900 persons employed by our foreign operating subsidiaries.

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

        The global economic environment has been challenging during the past fifteen months. Declining real estate values, reduced lending by banks, solvency concerns of major financial institutions, increases in unemployment levels and significant volatility in the global financial markets have negatively impacted the level of consumer spending for discretionary items. This has affected our business as it is dependent on consumer demand for our products. In many countries in which we distribute our products, we are experiencing a significant slowdown in customer traffic and a highly promotional environment. If the global macroeconomic environment continues to be weak or deteriorates further, there will likely be a negative effect on our revenues and earnings across most of our segments for fiscal year 2010 and potentially continuing into fiscal year 2011.

         The effects of economic cycles, terrorism, acts of war and retail industry conditions may adversely affect our business.

        Our business is subject to economic cycles and retail industry conditions. Purchases of discretionary fashion accessories, such as our watches, handbags, sunglasses and other products, tend to decline during recessionary periods when disposable income is low and consumers are hesitant to use available credit. In addition, acts of terrorism, acts of war and military action both in the U.S. and abroad can have a significant effect on economic conditions and may negatively affect our ability to procure our products from manufacturers for sale to our customers. Any significant declines in general economic conditions, public safety concerns or uncertainties regarding future economic prospects that affect consumer spending habits could have a material adverse effect on consumer purchases of our products.

         Our success depends upon our ability to anticipate and respond to changing fashion trends.

        Our success depends upon our ability to anticipate and respond to changing fashion trends and consumer preferences in a timely manner. The purchasing decisions of consumers are highly subjective and can be influenced by many factors, such as brand image, marketing programs and product design. Our success depends, in part, on our ability to anticipate, gauge and respond to these changing consumer preferences in a timely manner while preserving the authenticity and the quality of our brands. Although we attempt to stay abreast of emerging lifestyle and fashion trends affecting accessories and apparel, any failure by us to identify and respond to such trends could adversely affect consumer acceptance of our existing brand names and product lines, which in turn could adversely affect sales of our products. If we misjudge the market for our products, we may be faced with a significant amount of unsold finished goods inventory, which could adversely affect our results of operations.

         The loss of any of our license agreements, pursuant to which a number of our products are produced, may result in the loss of significant revenues and may adversely affect our business.

        A significant portion of our growth in sales and net income is, and is expected to continue to be, derived from the sales of products produced under license agreements with third parties. Under these license agreements, we generally have the right to produce, market and distribute certain products utilizing the brand names of other companies. We sell products under certain licensed brands, including, but not limited to, ADIDAS, EMPORIO ARMANI, BURBERRY, DIESEL, DKNY, MARC BY MARC JACOBS and MICHAEL Michael Kors. Sales of our licensed products amounted to 33.7% of our net sales for fiscal year 2009, with certain individual licensed brands accounting for a significant portion of our revenues. Our material license agreements have various expiration dates between 2009 and 2014. In addition, certain license agreements may require us to make minimum royalty payments, subject us to restrictive covenants or require us to comply with certain other obligations and may be terminated by the licensor if these or other conditions are not met or upon certain events. We may not be able to continue to meet our obligations or fulfill the conditions under these agreements in the future. In addition, we may be unable to renew our existing license agreements beyond the current term or obtain new license agreements to replace any lost license agreements on similar economic terms or at all. The failure by us to maintain or renew one or more of our existing material license agreements could result in a significant decrease in our sales and have a material adverse affect on our results of operations.

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

         Reduced lending by banks could have a negative impact on our customers, suppliers and business partners, which in turn could materially and adversely affect our results of operations and liquidity.

        The reduction in lending by banks is having a significant negative impact on businesses around the world. Although we believe that our cash provided by operations and available borrowing capacity under our U.S. Credit Facility will provide us with sufficient liquidity for the foreseeable future; the impact of reduced lending on our customers, business partners and suppliers cannot be predicted and may be quite severe. The inability of our manufacturers to ship our products could impair our ability to meet delivery date requirements. A disruption in the ability of our significant customers, distributors or licensees to access liquidity could cause serious disruptions or an overall deterioration of their businesses, which could lead to a significant reduction in their future orders of our products and the inability or failure on their part to meet their payment obligations to us, any of which could have a material adverse effect on our financial condition and results of operations and liquidity.

         Seasonality of our business may adversely affect our net sales and operating income.

        Our quarterly results of operations have fluctuated in the past and may continue to fluctuate as a result of a number of factors, including seasonal cycles, the timing of new product introductions, the timing of orders by our customers and the mix of product sales demand. Our business is seasonal by nature. A significant portion of our net sales and operating income are generated during the third and fourth quarters of our fiscal year, which includes the "back to school" and Christmas seasons. The amount of net sales and operating income generated during the fourth quarter depends upon the anticipated level of retail sales during the Christmas season, as well as, general economic conditions and other factors beyond our control. In addition, the amount of net sales and operating income generated during the first quarter depends in part upon the actual level of retail sales during the Christmas season. The seasonality of our business may adversely affect our net sales and operating income during the first and fourth quarter of our fiscal year.

         Our plan to significantly increase our store base may not be successful, and implementation of this plan may divert our operational, managerial and administrative resources, which could impact our competitive position.

        Each year, we have historically expanded our store base. During fiscal 2010, we intend to further expand our store base by opening approximately 50 new stores globally. Thereafter, in the near term, we plan to continue to expand our store base annually. The success of our business depends, in part, on our ability to open new stores and renew our existing store leases on terms that meet our financial targets. Our ability to open new stores on schedule or at all, to renew existing store leases on favorable terms or to operate them on a profitable basis will depend on various factors, including our ability to:

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

        Our plans to expand our store base may not be successful and the implementation of these plans may not result in an increase in our net sales even though they increase our costs. Additionally, implementing our plans to expand our store base will place increased demands on our operational, managerial and administrative resources. The increased demands of operating additional stores could cause us to operate less effectively, which could cause the performance of our existing stores and our wholesale operations to suffer materially. Any of these outcomes of our attempted expansion of our store base could have a material adverse effect on the amount of net sales we generate and on our financial condition and results of operations.

         We have key facilities in the U.S. and overseas, the loss or shut down of any of which could harm our business.

        Our administrative and distribution operations in the U.S. are conducted primarily from five separate facilities located in the Dallas, Texas area. Our operations internationally are conducted from various administrative, distribution and assembly facilities outside of the U.S., particularly in China, Germany, Hong Kong and Switzerland. The complete or temporary loss of use of all or part of these facilities could have a material adverse effect on our business.

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

         Our ability to grow our sales is dependent upon the implementation of our growth strategy, which we may not be able to achieve.

        Since our public offering in 1993, we have experienced substantial growth in net sales. Our ability to continue this growth is dependent on the successful implementation of our business strategy. This includes diversification of our product offerings, expansion of our company-owned accessory locations and possibly strategic acquisitions. If we are not successful in the expansion of our product offerings or our new products are not profitable or do not generate sales comparable to those of our existing businesses, our results of operations could be negatively impacted. Another element of our business strategy is to place increased emphasis on growth in selected international markets. If our brand names and products do not achieve a high degree of consumer acceptance in these markets, our net sales could be adversely affected.

        We also operate FOSSIL brand stores and other non-FOSSIL branded stores and have historically expanded our company-owned accessory and outlet locations to further strengthen our brand image. As of January 2, 2010, we operated 354 stores worldwide. The costs associated with leasehold improvements to current stores and the costs associated with opening new stores could materially increase our costs of operation.

         We have recently expanded and intend to further expand the scope of our product offerings and new products introduced by us may not achieve consumer acceptance comparable to that of our existing product lines.

        We have recently expanded and intend to further expand the scope of our product offerings. As is typical with new products, market acceptance of new designs and products is subject to uncertainty. In addition, we generally make decisions regarding product designs several months in advance of the time when consumer acceptance can be measured. If trends shift away from our products, or if we misjudge the market for our product lines, we may be faced with significant amounts of unsold inventory or other conditions which could have a material adverse effect on our financial condition and results of operations.

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

        With respect to our license agreements, we have in the past experienced, and could again in the future experience, instances where minimum royalty commitments under these agreements exceeded royalties payable based upon our sales of such licensed products. We incurred royalty expense of approximately $73.9 million, $74.9 million and $60.7 million in fiscal years 2009, 2008 and 2007, respectively. We also have agreements in effect at the end of fiscal year 2009 which expire on various dates from December 2010 through December 2014 that require us to pay royalties ranging from 3% to 20% of defined net sales.

         Fluctuations in the price, availability and quality of raw materials could cause delays and increase costs.

        Fluctuations in the price, availability and quality of the raw materials used in our products could have a material adverse effect on our cost of sales or ability to meet our customers' demands. The price and availability of such raw materials may fluctuate significantly, depending on many factors, including natural resources, increased freight costs, increased labor costs, especially in China, and weather conditions. In the future, we may not be able to pass on, all or a portion of, such higher raw materials prices to our customers.

         We rely on third-party manufacturers and problems with, or loss of, our suppliers or raw materials could harm our business and results of operations.

        All of our apparel, footwear, sunglasses, handbags, small leather goods and belts, cold weather accessories and certain of our watch and jewelry products are produced by independent manufacturers. We do not have long-term contracts with these manufacturers. In addition, we face the risk that these third-party manufacturers, with whom we contract to produce our products, may not produce and deliver our products on a timely basis, or at all. As a result, we cannot be certain that these manufacturers will continue to manufacture products for us or that we will not experience operational difficulties with our manufacturers, such as reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, shortages of raw materials, failures to meet production deadlines or increases in manufacturing costs. The failure of any manufacturer to perform to our expectations could result in supply shortages for certain products and harm our business.

         Access to suppliers that are not Fossil subsidiaries is not guaranteed because we do not maintain long-term contracts but instead rely on long-standing business relationships, which may not continue in the future.

        The majority of our watch products are currently assembled to our specifications by our majority owned entities in China with the remainder assembled by unrelated entities. Certain of our other products are currently manufactured to our specifications by independent manufacturers in international locations, including, but not limited to, China and Hong Kong and to a lesser extent Italy, Korea, Mexico, Switzerland and Taiwan. We have no long-term contracts with these independent manufacturing sources and compete with other companies for production facilities. All transactions between us and our independent manufacturing sources are conducted on the basis of purchase orders. Our future success will depend upon our ability to maintain close relationships with our current suppliers and to develop long-term relationships with other suppliers that satisfy our requirements for price, quality and production flexibility. Our ability to establish new manufacturing relationships involves numerous uncertainties, including those relating to payment terms, costs of manufacturing, adequacy of manufacturing capacity, quality control and timeliness of delivery. Any failure by us to maintain long-term relationships with our current suppliers or to develop relationships with other suppliers could have a material adverse effect on our ability to manufacture and distribute our products.

         If an independent manufacturer or license partner of ours fails to use acceptable labor practices, our business could suffer.

        We have no control over the ultimate actions or labor practices of our independent manufacturers. The violation of labor or other laws by one of our independent manufacturers, or by one of our license partners, or the divergence of an independent manufacturer's or license partner's labor practices from those generally accepted as ethical in the U.S. or other countries in which the violation or divergence occurred, could interrupt or otherwise disrupt the shipment of finished products to us or damage our reputation. Any of these, in turn, could have a material adverse effect on our financial condition and results of operations. As a result, should one of our independent manufacturers or licensors be found in violation of state or international labor laws, we could suffer financial or other unforeseen consequences.

         We extend unsecured credit to our customers and are therefore vulnerable to any financial difficulties they may face.

        We sell our merchandise primarily to department stores and specialty retail stores worldwide. We extend credit based on an evaluation of each customer's financial condition, usually without requiring collateral. Should any of our larger customers experience financial difficulties, we could curtail business with such customers or assume more credit risk relating to such customers' receivables. Our inability to collect on our trade accounts receivable relating to such customers could have a material adverse effect on the amount of sales revenue that we receive and our financial condition and results of operations.

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

        As part of our growth strategy, we have made certain acquisitions, domestically and internationally, including acquisitions of FOSSIL stores previously operated under license agreements, acquisitions of certain watch brands and acquisitions of independent distributors of our products. The integration of these and future acquisitions may not be successful or generate sales increases. When we have acquired businesses, we have acquired businesses that we believe could enhance our business opportunities and our growth prospects. All acquisitions involve risks that could materially adversely affect our business, financial condition and operating results. These risks include:

  •
  distraction of management from our business operations;

  •
  loss of key personnel and other employees;

  •
  costs, delays, and inefficiencies associated with integrating acquired operations and personnel;

  •
  the impairment of acquired assets and goodwill; and

  •
  acquiring the contingent and other liabilities of the businesses we acquire.

        In addition, acquired businesses may not provide us with increased business opportunities, or result in the growth that we anticipate. Furthermore, integrating acquired operations is a complex, time-consuming and expensive process. Combining acquired operations with us may result in lower overall operating margins, greater stock price volatility and quarterly earnings fluctuations. Cultural incompatibilities, career uncertainties and other factors associated with such acquisitions may also result in the loss of employees. Failure to acquire and successfully integrate complementary practices, or failure to achieve the business synergies or other anticipated benefits, could materially adversely affect our business, our financial condition and results of operations.

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

        Our gross profit margins are impacted by our sales mix. Sales from our direct to consumer segment and international and licensed watch businesses generally provide gross margins in excess of our historical consolidated gross profit margin, while accessory products generally provide gross profit margins below our historical consolidated gross profit margin. If future sales from our direct to consumer segment and international and licensed watch businesses do not increase at a faster rate than our U.S. accessory business, our gross profit margins may grow at a slower pace, cease to grow, or decrease relative to our historical consolidated gross profit margin. We also distribute private label product to the mass market channel at gross profit margins significantly lower than our historical consolidated gross profit margin. Future growth in this channel at rates in excess of our consolidated net sales growth rate could negatively impact our consolidated gross profit margins.

         Our industry is subject to pricing pressures that may adversely impact our financial performance.

        We assemble or source many of our products offshore because they generally cost less to make overseas, due primarily to lower labor costs. Many of our competitors also source their product requirements offshore to achieve lower costs, possibly in locations with lower costs than our offshore operations, and those competitors may use these cost savings to reduce prices. To remain competitive, we must adjust our prices from time to time in response to these industry-wide pricing pressures. Our financial performance may be negatively affected by these pricing pressures if we are forced to reduce our prices and we cannot reduce our production costs or our production costs increase and we cannot increase our prices.

         The loss of our intellectual property rights may harm our business.

        Our trademarks, patents and other intellectual property rights are important to our success and competitive position. We are devoted to the establishment and protection of our trademarks, patents and other intellectual property rights in those countries where we believe it is important to our ability to sell our products. However, we cannot be certain that the actions we have taken will result in enforceable rights, will be adequate to protect our products in every country where we may want to sell our products, will be adequate to prevent imitation of our products by others or will be adequate to prevent others from seeking to prevent sales of our products as a violation of the trademarks, patents or other intellectual property rights of others. Additionally, we rely on the patent, trademark and other intellectual property laws of the U.S. and other countries to protect our proprietary rights. Even if we are successful in obtaining appropriate trademark, patent and other intellectual property rights, we may be unable to prevent third parties from using our intellectual property without our authorization, particularly in those countries where the laws do not protect our proprietary rights as fully as in the U.S. Because we sell our products internationally and are dependent on foreign manufacturing in China, we are significantly dependent on foreign countries to protect our intellectual property rights. The use of our intellectual property or similar intellectual property by others could reduce or eliminate any competitive advantage we have developed, causing us to lose sales or otherwise harm our business. Further, if it became necessary for us to resort to litigation to protect our intellectual property rights, any proceedings could be burdensome and costly and we may not prevail. The failure to obtain or maintain trademark, patent or other intellectual property rights could materially harm our business.

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

        We generate a significant portion of our revenues from outside of the U.S., and we anticipate that revenue from our international operations could account for an increasingly larger portion of our net sales in the future. Our international operations are directly related to, and dependent on, the volume of international trade and foreign market conditions. International commerce and our international operations are subject to many risks, some of which are discussed in more detail below, including:

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

        We generally purchase our products in U.S. dollars. However, we source a significant amount of our products overseas and, as such, the cost of these products may be affected by changes in the value of the currencies, including the Australian Dollar, British Pound, Canadian Dollar, Chinese Yuan, Danish Krone, Euro, Hong Kong Dollar, Indian Rupee, Japanese Yen, Korean Won, Malaysian Ringgit, Mexican Peso, Norwegian Kroner, Singapore Dollar, Swedish Krona, Swiss Franc and Taiwanese Dollar. Due to our dependence on manufacturing operations in China, changes in the value of the Chinese Yuan may have a material impact on our supply channels and manufacturing costs, including component and assembly costs. Changes in the currency exchange rates may also affect the relative prices at which we and our foreign competitors sell products in the same market. Although we utilize forward contracts to mitigate foreign currency risks (mostly relating to the Euro and the British Pound, Japanese Yen and Australian Dollar), if we are unsuccessful in mitigating these risks, foreign currency fluctuations may have a material adverse impact on our financial condition and results of operations.

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

        Because a substantial portion of our watches and certain of our handbags, sunglasses and other products are assembled or manufactured in China, our success will depend to a significant extent upon future economic and social conditions existing in China. If the factories in China were disrupted for any reason, we would need to arrange for the manufacture and shipment of products by alternative sources. Because the establishment of new manufacturing relationships involves numerous uncertainties, including those relating to payment terms, costs of manufacturing, adequacy of manufacturing capacity, quality control and timeliness of delivery, we are unable to predict whether such new relationships would be on terms that we regard as satisfactory. Any significant disruption in our relationships with our manufacturing sources located in China would have a material adverse effect on our ability to manufacture and distribute our products. Restrictions on travel to and from this and other regions, similar to those imposed during the outbreak of Severe Acute Respiratory Syndrome in 2003, commonly known as SARS, and any delays or cancellations of customer orders or the manufacture or shipment of our products on account of SARS or other syndromes could have a material adverse effect on our ability to meet customer deadlines and timely distribute our products in order to match consumer tastes.

         Risks associated with foreign government regulations and U.S. trade policy may affect our foreign operations and sourcing.

        Our businesses are subject to risks generally associated with doing business abroad, such as foreign governmental regulation in the countries in which our manufacturing sources are located, primarily China. While we have not experienced any material issues with foreign governmental regulations that would impact our arrangements with our foreign manufacturing sources, we believe that this issue is of particular concern with regard to China due to the less mature nature of the Chinese market economy and the historical involvement of the Chinese government in industry. If regulation were to render the conduct of business in a particular country undesirable or impracticable, or if our current foreign manufacturing sources were for any other reason to cease doing business with us, such a development could have a material adverse effect on our product sales and on our supply, manufacturing and distribution channels.

        Our business is also subject to the risks associated with U.S. and foreign legislation and regulations relating to imports, including quotas, duties, tariffs or taxes, and other charges or restrictions on imports, which could adversely affect our operations and our ability to import products at current or increased levels. We cannot predict whether additional U.S. and foreign customs quotas, duties (including antidumping or countervailing duties), tariffs, taxes or other charges or restrictions, requirements as to where raw materials must be purchased, additional workplace regulations or other restrictions on our imports will be imposed upon the importation of our products in the future or adversely modified, or what effect such actions would have on our costs of operations. For example, our products imported to the U.S. are subject to U.S. customs duties and, in the ordinary course of our business we may from time to time be subject to claims by the U.S. Customs Service for duties and other charges. Factors that may influence the modification or imposition of these restrictions include the determination by the U.S. Trade Representative that a country has denied adequate intellectual property rights or fair and equitable market access to U.S. firms that rely on intellectual property, trade disputes between the U.S. and a country that leads to withdrawal of "most favored nation" status for that country and economic and political changes within a country that are viewed unfavorably by the U.S. government. Future quotas, duties or tariffs may have a material adverse effect on our business, financial condition and results of operations. Future trade agreements could also provide our competitors with an advantage over us, or increase our costs, either of which could have a material adverse effect on our business, financial condition and results of operations and financial condition. Substantially all of our import operations are subject to:

  •
  quotas imposed by bilateral textile agreements between the countries where our apparel-producing facilities are located and foreign countries; and

  •
  customs duties imposed by the governments where our apparel-producing facilities are located on imported products, including raw materials.

        Our apparel business is also subject to the effects of international trade agreements and regulations such as the North American Free Trade Agreement, and the activities and regulations of the World Trade Organization, referred to as the WTO. Generally, such trade agreements benefit our apparel business by reducing or eliminating the duties and/or quotas assessed on products manufactured in a particular country. However, trade agreements can also impose requirements that negatively impact our apparel business, such as limiting the countries from which we can purchase raw materials and setting quotas on products that may be imported into the U.S. from a particular country. In addition, the WTO may commence a new round of trade negotiations that liberalize textile trade. This increased competition could have a material adverse effect on our business, results of operations and financial condition.

Risks Relating to Our Common Stock

         Many factors may cause our net sales, operating results and cash flows to fluctuate and possibly decline, which may result in declines in our stock price.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Company Facilities.    As of the end of fiscal year 2009, we owned or leased the following material facilities in connection with our U.S. and international operations:

Location	Use	Square Footage	Owned / Leased
Dallas, Texas	Office, warehouse and distribution	517,500	Owned
Eggstätt, Germany	Office, warehouse and distribution	230,000	Owned
Richardson, Texas	Corporate headquarters	190,000	Owned
Richardson, Texas	Warehouse and distribution	138,000	Owned
Richardson, Texas	Office	131,541	Owned
Basel, Switzerland	European headquarters	36,113	Owned
Garland, Texas	Warehouse	150,000	Lease expiring in 2014
China	Manufacturing	110,231	Lease expiring in 2013
Hong Kong	Office, warehouse and distribution	102,517	Lease expiring in 2010
New York, New York	General office and showroom	26,552	Lease expiring in 2016

        We also lease certain other manufacturing and/or office, warehouse and/or distribution facilities in Atlanta, Georgia; Chicago, Illinois; Los Angeles, California; Miami, Florida; Australia; Austria; Canada; China; Denmark; France; Hong Kong; India; Italy; Japan; Korea; Malaysia; Mexico; the Netherlands; New Zealand; Norway; Singapore; Sweden; Switzerland; Taiwan and the United Kingdom.

        U.S.-based Apparel Retail Store Facilities.    As of the end of fiscal year 2009, we had 33 lease agreements for retail space at prime locations in the U.S. for the sale of our apparel line and certain of our accessory products. The leases, including renewal options, expire at various times from 2010 to 2020. The leases provide for minimum annual rentals and, in certain cases, for the payment of additional rent when sales exceed specified net sales amounts. We are also required to pay our pro rata share of the common area maintenance costs, including real estate taxes, insurance, maintenance expenses and utilities.

        U.S.-based Accessory Retail Store Facilities.    As of the end of fiscal year 2009, we had 95 lease agreements for retail space at prime locations in the U.S. for the sale of our full assortment of accessory products and the operation of certain of our Watch Station stores. The leases, including renewal options, expire at various times from 2010 to 2020. The leases provide for minimum annual rentals and, in certain cases, for the payment of additional rent when sales exceed specified net sales amounts. We are also required to pay our pro rata share of the common area maintenance costs, including real estate taxes, insurance, maintenance expenses and utilities.

        U.S.-based Outlet Store Facilities.    We lease retail space at selected outlet centers throughout the U.S. for the sale of our products. As of the end of fiscal year 2009, we had 74 such leases. The leases, including renewal options, expire at various times from 2010 to 2020 and provide for minimum annual rentals and for the payment of additional rent based on a percentage of sales above specified net sales amounts. We are also required to pay our pro rata share of the common area maintenance costs at each outlet center, including real estate taxes, insurance, maintenance expenses and utilities.

        International Store Facilities.    As of the end of fiscal year 2009, we had 138 lease agreements for retail stores located outside the U.S., including leases for 12 stores that are scheduled to open in fiscal year 2010. The leases, including renewal options, expire at various times from 2010 to 2022. The leases provide for minimum annual rentals and, in certain cases, for the payment of additional rent when sales exceed specified net sales amounts. We are also required to pay our pro rata share of the common area maintenance costs, including real estate taxes, insurance, maintenance expenses and utilities.

        International Outlet Store Facilities.    We lease retail space at selected outlet centers located outside the U.S. for the sale of our products. As of the end of fiscal year 2009, we had 16 such leases. The leases, including renewal options, expire at various times from 2010 to 2020 and provide for minimum annual rentals and for the payment of additional rent based on a percentage of sales above specified net sales amounts. We are also required to pay our pro rata share of the common area maintenance costs at each outlet center, including real estate taxes, insurance, maintenance expenses and utilities.

        We believe that our material existing facilities are well maintained, in good operating condition, and are adequate for our needs.

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

Item 4.    [Reserved]

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        General.    Our common stock is listed on the NASDAQ Global Select Market under the symbol "FOSL." The following table sets forth the range of quarterly high and low sales prices per share of our common stock on the NASDAQ Global Select Market for the fiscal years ended January 2, 2010 and January 3, 2009.

	High	Low
Fiscal year ended January 2, 2010:
First quarter	$17.87	$11.00
Second quarter	24.97	16.12
Third quarter	30.00	21.09
Fourth quarter	34.18	26.14
Fiscal year ended January 3, 2009:
First quarter	$38.24	$28.18
Second quarter	37.98	27.42
Third quarter	32.96	22.26
Fourth quarter	25.98	11.51

        As of February 26, 2010, there were 136 holders of record, although we believe that the number of beneficial owners is much higher.

        Cash Dividend Policy.    We did not pay any cash dividends in fiscal 2009, 2008 or 2007. We expect that we will retain all available earnings generated by our operations for the development and growth of our business. Any future determination as to a cash dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects and such other factors as our Board of Directors may deem relevant.

Common Stock Performance Graph

        The following performance graph compares the cumulative return of the common stock over the preceding five year periods with that of the broad market (CRSP Total Return Index of the NASDAQ Global Select Market (US)) and the NASDAQ Retail Trades Group. Each Index assumes $100 invested at December 31, 2004 and is calculated assuming quarterly reinvestment of dividends and quarterly weighting by market capitalization.

2009 COMPARATIVE TOTAL RETURNS
Fossil, Inc., NASDAQ Global Select Market and
NASDAQ Market Retail Trades Group
(Performance Results through 12/31/09)

	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Fossil, Inc.	100.00	83.89	88.07	163.73	65.13	130.89
NASDAQ Global Select Market	100.00	102.13	112.19	121.68	58.64	84.28
NASDAQ Retail Trades	100.00	100.95	110.24	100.31	69.99	97.21

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        On February 16, 2010, we announced that our Board of Directors had authorized us to repurchase up to $20,000,000 of our common stock. To date, we have not made any repurchases under this authorization. We may repurchase our common stock through open market purchases or privately negotiated transactions, all in accordance with the provisions of Rule 10b-18 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934.

Item 6.    Selected Financial Data

        The following information should be read in conjunction with our consolidated financial statements and notes thereto contained in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

FINANCIAL HIGHLIGHTS

Fiscal Year	2009	2008		2007		2006	2005
	IN THOUSANDS, EXCEPT PER SHARE DATA
Net sales	$1,548,093	$1,583,242		$1,432,984		$1,213,965	$1,043,120
Gross profit	844,850	851,151		742,031		608,919	535,140
Operating income	211,627	205,770		186,485		123,325	108,988
Income before taxes attributable to Fossil, Inc.	213,776	189,429		187,526		118,795	102,948
Net income attributable to Fossil, Inc.	139,188	138,097	(1)	123,261	(2)	77,582	75,670	(3)
Earnings per share:
Basic	2.09	2.05	(1)	1.81	(2)	1.15	1.07	(3)
Diluted	2.07	2.02	(1)	1.75	(2)	1.13	1.04	(3)
Weighted average common shares and common equivalent shares outstanding:
Basic	66,684	67,525		68,213		67,177	70,476
Diluted	67,153	68,323		70,333		68,817	72,424
Working capital	$701,193	$556,497		$546,410		$357,608	$326,502
Total assets	1,276,483	1,087,296		1,122,628		852,597	745,142
Total long-term liabilities	62,791	74,964		66,432		22,914	35,628
Stockholders' equity attributable to Fossil, Inc.	962,781	802,144		771,662		602,201	526,317
Return on average stockholders' equity attributable to Fossil, Inc.	16.2%	17.8%		18.3%		14.2%	14.0%

(1)
Includes $7.3 million in expenses, net of tax, related to the write-down of certain other than temporary investment, fixed asset and intangible asset impairments and a $20.8 million benefit in income tax expense related to the reduction of certain current and long-term tax liabilities in connection with completion of prior year income tax audits.

(2)
Includes $8.6 million in expenses, net of tax, relating to our voluntary evaluation of our accounting for equity-based compensation, including the appropriateness of accounting measurement dates used to determine the amounts of compensation charges and related tax effects which have been previously disclosed in filings with the SEC.

(3)
Includes a tax benefit of $12 million related to the repatriation of subsidiary earnings which were not considered permanently invested pursuant to the American Jobs Creation Act of 2004.

FINANCIAL HIGHLIGHTS

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary

        We are a global design, marketing and distribution company that specializes in consumer fashion accessories. Our principal offerings include an extensive line of men's and women's fashion watches and jewelry, handbags, small leather goods, belts, sunglasses, cold weather accessories, footwear and apparel. In the watch and jewelry product category, we have a diverse portfolio of globally recognized owned and licensed brand names under which our products are marketed. Our products are distributed globally through various distribution channels including wholesale in countries where we have a physical presence, direct to the consumer through our retail stores and commercial websites and through third-party distributors in countries where we do not maintain a physical presence. Our products are offered at varying price points to service the needs of our customers, whether they are value conscious or luxury oriented. Based on our extensive range of accessory products, brands, distribution channels and price points, we are able to target style-conscious consumers across a wide age spectrum on a global basis.

        Domestically, we sell our products through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, owned retail and factory outlet stores, mass market stores and through our FOSSIL® catalogs and website. Our wholesale customer base includes, among others, Neiman Marcus, Nordstrom, Saks Fifth Avenue, Macy's, Dillard's, JCPenney, Kohl's, Sears, Wal-Mart and Target. We also sell our products in the U.S. through a network of company-owned stores that included 127 retail stores located in premier retail sites and 74 outlet stores located in major outlet malls as of January 2, 2010. In addition, we offer an extensive collection of our FOSSIL brand products through our catalogs and on our website, www.fossil.com, as well as proprietary and licensed watch and jewelry brands through other managed and affiliated websites.

        Internationally, our products are sold to department stores, specialty retail stores and specialty watch and jewelry stores in over 100 countries worldwide through 23 company-owned foreign sales subsidiaries and through a network of 59 independent distributors. During fiscal year 2009, approximately 8.2% of our net sales were generated from sales to independent distributors. Our products are distributed in Africa, Asia, Australia, Europe, Central and South America, Canada, the Caribbean, Mexico, and the Middle East. Our products are offered on airlines, cruise ships and in international company-owned retail stores, which included 126 accessory retail stores, 11 multi-brand stores and 16 outlet stores in select international markets as of January 2, 2010. Our products are also sold through licensed and franchised FOSSIL retail stores and kiosks in certain international markets. In addition, we offer an extensive collection of our FOSSIL brand products on our websites in Australia, www.fossilaustralia.com.au, Germany, www.fossil.de, the United Kingdom, www.fossil.co.uk, and Singapore, www.fossilsingapore.com.sg.

        Our business is subject to global economic cycles and retail industry conditions. Purchases of discretionary fashion accessories, such as our watches, handbags, sunglasses and other products, tend to decline during recessionary periods when disposable income is low and consumers are hesitant to use available credit. The global economic environment began to deteriorate in the second half of fiscal year 2008. The declining values in real estate, reduced credit lending by banks, solvency concerns of major financial institutions, increases in unemployment levels and significant declines and volatility in the global financial markets have negatively impacted the level of consumer spending for discretionary items. This has affected our business, as it is dependent on consumer demand for our products. In North America, beginning in the fourth quarter of 2008 and continuing through most of fiscal year 2009, we experienced a significant slowdown in customer traffic and a highly promotional environment. These same conditions spread to many international markets during 2009. While we have experienced a slight recovery in our North American market during the fourth quarter of 2009, if economic conditions do not improve in certain international markets, or if the North American markets slip back into a recession, our revenues and earnings for fiscal year 2010 could be negatively impacted.

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

        The majority of our products are sold at price points ranging from $50 to $500. Although the current economic environment continues to negatively impact consumer discretionary spending and, ultimately, our net sales, we believe that the price/value relationship and the differentiation and innovation of our products, in comparison to those of our competitors, will allow us to maintain or grow our market share in those markets in which we compete. Historically, during recessionary periods, the strength of our balance sheet, our strong operating cash flow and the relative size of our business with our wholesale customers, in comparison to that of our competitors, have allowed us to weather recessionary periods for longer periods of time and generally resulted in market share gains to us.

        Our international operations are subject to many risks, including foreign currency. Generally, the strengthening of the U.S. dollar against currencies of other countries in which we operate will reduce the translated amounts of sales and operating expenses of our subsidiaries, which results in a reduction of our consolidated operating income.

        This discussion should be read in conjunction with the consolidated financial statements and the related notes included therewith.

Critical Accounting Policies and Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to product returns, allowance for bad debt, inventories, long-lived asset impairment, impairment of goodwill and trade names, income taxes, warranty cost, hedge accounting, litigation reserves and stock-based compensation. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. Our estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies require the most significant estimates and judgments.

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

        Long-lived Asset Impairment.    We test for asset impairment of property, plant and equipment and intangibles other than trade names whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable from estimated future cash flows. We apply Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (now codified within Accounting Standards Codification ("ASC") 360 Property, Plant and Equipment ("ASC 360"), in order to determine whether or not an asset is impaired. When undiscounted cash flows estimated to be generated through the operations of our Company-owned full price retail stores are less than the carrying value of the underlying assets, impairment losses are recorded in selling and distribution expenses. Should actual results or market conditions differ from those anticipated, additional losses may be recorded. We recorded impairment losses of $2.5 million, $1.9 million and $0.2 million in fiscal years 2009, 2008 and 2007, respectively.

        Impairment of Goodwill and Trade Names.    We evaluate goodwill for impairment annually by comparing the fair value of the reporting unit to its recorded value. The fair value of our reporting units is estimated using market comparable information. Based on the analysis, if the estimated fair value of a reporting unit exceeds its recorded value, no impairment loss is recognized. We evaluate trade names annually by comparing the fair value of the asset to its recorded value. The fair value of the asset is estimated using discounted cash flow methodologies. In the fourth quarter of fiscal years 2009 and 2008, we performed the required annual impairment tests and determined that no goodwill impairment existed. We recorded impairment losses of $2.7 million in fiscal 2009 related to our ZODIAC® and OYZTERBAY® trade names and $7.9 million in fiscal 2008 related to our MICHELE® and ZODIAC trade names. No trade name impairment losses were recorded in 2007.

        Income Taxes.    We record valuation allowances against our deferred tax assets, when necessary, in accordance with SFAS No. 109, Accounting for Income Taxes (now codified within ASC 740, Income Taxes). Realization of deferred tax assets (such as net operating loss carryforwards) is dependent on future taxable earnings and is therefore uncertain. At least quarterly, we assess the likelihood that our deferred tax asset balance will be recovered from future taxable income. To the extent we believe that recovery is not likely, we establish a valuation allowance against our deferred tax asset, increasing our income tax expense in the period such determination is made. In addition, we have not recorded U.S. income tax expense for foreign earnings that we have determined to be indefinitely reinvested. On an interim basis, we estimate what our effective tax rate will be for the full fiscal year. The estimated annual effective tax rate is then applied to the year-to-date pre-tax income excluding unusual or infrequently occurring items, to determine the year-to-date tax expense. The income tax effects of infrequent or unusual items are recognized in the interim period in which they occur. As the fiscal year progresses, we continually refine our estimate based upon actual events and earnings by jurisdiction during the year. This continual estimation process periodically results in a change to our expected effective tax rate for the fiscal year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision equals the expected annual rate excluding the impact of infrequent or unusual items.

        Warranty Costs.    Our FOSSIL watch products sold in the U.S. are covered by a limited warranty against defects in materials or workmanship for a period of 11 years from the date of purchase. RELIC® watch products sold in the U.S. are covered by a comparable 12 year warranty while all other watch brands sold in the U.S. are covered by a comparable two year limited warranty. Generally, all of our watch products sold in Canada, Europe and Asia are covered by a comparable two year limited warranty. The Company determines its warranty liability using historical warranty repair experience. As changes in warranty costs are experienced, the warranty accrual is adjusted as necessary. The warranty liability recorded for fiscal years 2009, 2008 and 2007 was $6.4 million, $4.6 million and $3.5 million, respectively.

        Hedge Accounting.    We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. We have entered into certain forward contracts to hedge the risk of foreign currency rate fluctuations. We have elected to apply the hedge accounting rules as required by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (now codified within ASC 815 Derivatives and Hedging), for these hedges. Our objective is to hedge the variability in forecasted cash flows due to the foreign currency risk primarily associated with certain anticipated inventory purchases. Changes in the fair value of forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income within stockholders' equity, and are recognized in other income (expense)—net in the period which approximates the time the hedged merchandise inventory is sold.

        Litigation Reserves.    Estimated amounts for claims that are probable and can be reasonably estimated are recorded as liabilities in our consolidated balance sheet. The likelihood of a material change in these estimated reserves would be dependent on new claims as they may arise and the expected favorable or unfavorable outcome of each claim. As additional information becomes available, we assess the potential liability related to new claims and existing claims and revise estimates as appropriate. As new claims arise, revisions in estimates of the potential liability could materially impact the results of operations and financial position.

        Stock-Based Compensation.    We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (now codified within ASC 718 Compensation—Stock Compensation). We utilize the Black-Scholes model, which requires the input of subjective assumptions. These assumptions include estimating (a) the length of time employees will retain their vested stock options before exercising them ("expected term"), (b) the volatility of the Company's common stock price over the expected term, and (c) the number of options that will be forfeited. Changes in these assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related expense amounts recognized on the consolidated statements of operations.

Newly Issued Accounting Standard Updates

        In February 2010, the Financial Accounting Standards Board, ("FASB") issued ASU 2010-9 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements ("ASU 2010-9"). ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-9 is effective for interim and annual periods ending after June 15, 2010. We do not expect the adoption of ASU 2010-09 to have a material impact on our consolidated results of operations or financial position.

        In January 2010, FASB issued Accounting Standard Update ("ASU") 2010-6 Improving Disclosures about Fair Measurements ("ASU 2010-6"). ASU 2010-6 provides amendments to subtopic 820-10 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-6 provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-6 is effective for financial statements issued for interim and annual periods ending after December 15, 2010. We do not expect the adoption of ASU 2010-06 to have a material impact on our consolidated results of operations or financial position.

        In January 2010, FASB issued ASU 2010-2 Consolidation (Topic 810) Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification ("ASU 2010-2"). ASU 2010-2 addresses implementation issues related to the changes in ownership provisions in the Consolidation—Overall Subtopic (Subtopic 810-10) of the ASC, originally issued as FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. ASU 2010-2 is effective for the Company starting January 3, 2010. We do not expect the adoption of ASU 2010-2 to have a material impact on our consolidated results of operations or financial position.

        In December 2009, FASB issued ASU 2009-17 Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities ("ASU 2009-17"). ASU 2009-17 amends the FASB ASC for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. ASU 2009-17 also requires additional disclosures about an enterprise's involvement in variable interest entities. ASU 2009-17 is effective for the Company starting January 3, 2010. We do not expect the adoption of ASU 2009-17 to have a material impact on our consolidated results of operations or financial position.

        In December 2009, FASB issued ASU 2009-16 Transfers and Servicing (Topic 860) Accounting for Transfers of Financial Assets ("ASU 2009-16"). ASU 2009-16 amends the ASC for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The amendments in ASU 2009-16 eliminate the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. ASU 2009-16 is effective for the Company starting January 3, 2010. We do not expect the adoption of ASU 2009-16 to have a material impact on our consolidated results of operations or financial position.

Newly Adopted Accounting Standard Codification

        In August 2009, FASB issued ASU 2009-5 Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value ("ASU 2009-5"). ASU 2009-5 amends Subtopic 820-10, Fair Value Measurements and Disclosures—Overall, related to the fair value measurement of liabilities. ASU 2009-5 clarifies that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value. ASU 2009-5 was effective for the Company for interim and annual periods ending after October 3, 2009. The adoption of ASU 2009-5 did not have a material impact on our consolidated results of operations or financial position.

        In August 2009, FASB issued ASU 2009-4 Accounting for Redeemable Equity Instruments—an Amendment to Section 480-10-S99 ("ASU 2009-4"). ASU 2009-4 represents an SEC update to Section 480-10-S99, Distinguishing Liabilities from Equity. The adoption of this guidance within ASU 2009-4 did not have a material impact on our consolidated results of operations or financial position.

        In June 2009, FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—A Replacement of FASB Statement No. 162, (now codified within ASC 105, Generally Accepted Accounting Principles ("ASC 105")). ASC 105 establishes the codification as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. All guidance contained in the codification carries an equal level of authority. Following this statement, FASB will not issue new standards in the form of statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates, which will serve only to: (1) update the codification; (2) provide background information about the guidance; and (3) provide the bases for conclusions on the change(s) in the codification. ASC 105 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The codification supersedes all existing non-SEC accounting and reporting standards. The adoption of ASC 105 did not have a material impact on our consolidated results of operations or financial position.

        In May 2009, FASB issued SFAS No. 165, Subsequent Events (now codified within ASC 855, Subsequent Events ("ASC 855")). This portion of ASC 855 establishes the general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 was effective for the Company on April 5, 2009. The adoption of ASC 855 did not have a material impact on our consolidated results of operations or financial position.

        In April 2009, FASB issued Staff Position ("FSP") No. 115-2 and FSP 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (now codified within ASC 320, Investments—Debt and Equity Securities ("ASC 320")). This portion of ASC 320 provides greater clarity about the credit and noncredit components of an other-than-temporary impairment event and more effectively communicates when an other-than-temporary impairment event has occurred. ASC 320 amends the other-than-temporary impairment model for debt securities. The impairment model for equity securities was not affected. Under ASC 320, an other-than-temporary impairment must be recognized through earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis. ASC 320 was effective for interim periods ending after June 15, 2009. The adoption of ASC 320 did not have a material impact on our consolidated results of operations or financial position.

        In April 2009, FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (now codified within ASC 820, Fair Value Measurements and Disclosures ("ASC 820")). This portion of ASC 820 provides guidelines for making fair value measurements more consistent and provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed. ASC 820 is applied to all assets and liabilities (i.e., financial and non-financial) and requires enhanced disclosures. This standard was effective for periods ending after June 15, 2009. The adoption of ASC 820 did not have a material impact on our consolidated results of operations or financial position.

        In April 2009, FASB issued FSP 107-1 and Accounting Principles Board 28-1, Interim Disclosures about Fair Value of Financial Instruments (now codified within ASC 825, Financial Instruments ("ASC 825")). This portion of ASC 825 requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. ASC 825 was effective for interim periods ending after June 15, 2009. The adoption of ASC 825 did not have a material impact on our consolidated results of operations or financial position.

        In June 2008, FASB issued Staff Position—Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (now codified within ASC 260, Earnings Per Share ("ASC 260")). Under this portion of ASC 260, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. ASC 260 was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years and requires retrospective application. The adoption of ASC 260 did not have a material impact on our earnings per share calculations.

        In April 2008, FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets (now codified within ASC 350, Intangibles—Goodwill and Other ("ASC 350")). This portion of ASC 350 provides guidance for determining the useful life of a recognized intangible asset and requires enhanced disclosures so that users of financial statements are able to assess the extent to which the expected future cash flows associated with the asset are affected by our intent and/or ability to renew or extend the arrangement. ASC 350 was effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of ASC 350 did not have a material impact on our consolidated results of operations or financial position.

        In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (now codified within ASC 815, Derivatives and Hedging ("ASC 815")). This portion of ASC 815 requires enhanced disclosures about an entity's derivative and hedging activities aimed at improving the transparency of financial reporting. ASC 815 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of ASC 815 did not have a material impact on our consolidated results of operations or financial position. Refer to Note 7, Derivatives and Risk Management, of this Form 10-K for the enhanced disclosures required by the adoption of ASC 815.

        In December 2007, FASB issued SFAS No. 141(R), Business Combinations (now codified within ASC 805, Business Combinations ("ASC 805")). This portion of ASC 805 establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date. ASC 805 significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs and restructuring costs. In addition, under ASC 805, changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. ASC 805 will apply to any acquisitions we complete on or after December 15, 2008. The adoption of ASC 805 did not have a material impact on the Company's consolidated results of operations or financial position.

        In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (now codified within ASC 810, Consolidation ("ASC 810")). This portion of ASC 810 changes the accounting and reporting for minority interests, which are recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. The provisions of ASC 810 were applied to all noncontrolling interests prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented and have been disclosed as such in our condensed consolidated financial statements herein. ASC 810 became effective for fiscal years beginning on or after December 15, 2008. The Company adopted ASC 810 effective January 4, 2009. Upon adoption of ASC 810, the Company has recognized noncontrolling interests as equity in the consolidated balance sheets and has reflected net income attributable to noncontrolling interests in consolidated net income.

        In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (now codified within ASC 820). This portion of ASC 820 provides guidance for using fair value to measure assets and liabilities. Under ASC 820, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. This guidance within ASC 820 became effective for financial statements issued for fiscal years beginning after November 15, 2007; however, the FASB provided a one year deferral for implementation of the standard for non-recurring, non-financial assets and liabilities. Our adoption of this guidance for non-financial assets and non-financial liabilities on January 4, 2009 did not have a material effect on our consolidated results of operations or financial position.

Results of Operations

        The following table sets forth, for the periods indicated, (i) the percentages of our net sales represented by certain line items from our consolidated statements of income and comprehensive income and (ii) the percentage changes in these line items between the fiscal years indicated:

Fiscal Year	2009	Percentage Change from 2008	2008	Percentage Change from 2007	2007
Net sales	100.0%	(2.2)%	100.0%	10.5%	100.0%
Cost of sales	45.4	(3.9)	46.2	6.0	48.2

Gross profit	54.6	(0.7)	53.8	14.7	51.8
Operating expenses	40.9	(1.9)	40.8	16.2	38.8

Operating income	13.7	2.8	13.0	10.3	13.0
Interest expense	0.0	(57.7)	0.0	(37.6)	0.0
Other income (expense)—net	0.5	*	(0.7)	*	0.6

Income before income taxes	14.2	13.2	12.3	0.1	13.6
Income taxes	4.9	44.4	3.3	(20.0)	4.6

Net income	9.3	1.7	9.0	10.4	9.0
Less: Net income attributable to noncontrolling interest	0.3	35.9	0.2	(28.1)	0.4

Net income attributable to Fossil, Inc.	9.0%	0.8	8.8%	12.0	8.6%

*
not meaningful

        The following table sets forth our consolidated net sales by segment, and components of certain segments, and the percentage of net sales related to each respective segment, and components of certain segments, for the fiscal years indicated:

	Amounts in Millions			Percentage of Total
Fiscal Year	2009	2008	2007	2009	2008	2007
International wholesale:
Europe	$460.3	$530.0	$483.9	29.7%	33.5%	33.8%
Other	240.6	271.2	233.2	15.6	17.1	16.2

Total international wholesale	700.9	801.2	717.1	45.3	50.6	50.0
United States wholesale:
Watch products	276.0	265.4	251.4	17.8	16.8	17.6
Other products	195.1	207.3	209.2	12.6	13.1	14.6

Total United States wholesale	471.1	472.7	460.6	30.4	29.9	32.2
Direct to consumer	376.1	309.3	255.3	24.3	19.5	17.8

Total net sales	$1,548.1	$1,583.2	$1,433.0	100.0%	100.0%	100.0%

Fiscal 2009 Compared to Fiscal 2008

        Net Sales.    The following table illustrates by factor the total year-over-year percentage change in net sales by segment and on a consolidated basis:

	Exchange Rates	Organic Change	Total Change
Europe wholesale	(3.7)%	(9.5)%	(13.2)%
Other international wholesale	(1.2)	(10.1)	(11.3)
United States wholesale	—	(0.3)	(0.3)
Direct to consumer	(1.1)	22.7	21.6
Consolidated	(1.6)%	(0.6)%	(2.2)%

        European Wholesale Net Sales.    The following discussion excludes the impact on sales attributable to foreign currency rate changes as noted in the above table. The net sales decline in our European wholesale segment during fiscal year 2009 was primarily the result of sales volume declines in our core watch and jewelry businesses of 9.4% and 16.1%, respectively. We believe that weakening economies, and the resulting decrease in discretionary spending was the primary reason for our sales volume decreases in this segment. The declines had a bigger impact on our larger, more penetrated businesses. The decrease in our watch business was principally the result of FOSSIL and licensed brand watch sales volumes declining 6.7% and 9.3%, respectively, while the reduction in our jewelry sales volume was primarily led by a 21.1% decrease in Fossil jewelry. However, for brands and businesses recently introduced into our European wholesale segment and for those brands and businesses less penetrated, and thus continuing to expand into new doors, we experienced sales growth. For example, our recently-introduced FOSSIL leathers business increased 18.5% during fiscal year 2009, with solid growth in both the women's and men's categories. We believe the expansion of our leathers business is partly attributable to the growth of our FOSSIL accessory store concept in this region, which is continuing to improve the brand awareness across all FOSSIL categories. Additionally, MICHAEL KORS® and BURBERRY® watch sales volumes rose 17.7% and 8.7%, respectively, primarily as a result of an increase in the penetration level with existing customers and new door growth. During fiscal year 2009, net sales were also favorably impacted by the introduction of DKNY® jewelry, launched during the third quarter of fiscal 2008. Although we believe the current economic environment in Europe will negatively impact our ability to substantially grow our sales in the near-term, we believe we have maintained, if not increased, our market share and have positioned the Company to grow as the economic environment and discretionary spending improves.

        Other International Wholesale Net Sales.    The following discussion excludes the impact on sales attributable to foreign currency rate changes as noted in the above table. Our other international wholesale segment includes sales from our Asia Pacific, Mexico and Canada subsidiaries, export sales from the U.S. and sales to our Spain joint venture. Net sales in our other international wholesale segment decreased during fiscal year 2009, principally a result of a $41.7 million decline in wholesale shipments to our third-party distributors and our Spain joint venture. We attribute these sales declines to the challenging economic environment and credit restraints being experienced by a number of our third-party distributors. Excluding shipments to third-party distributors, sales from our Asia Pacific wholesale operations increased 12.8%, principally driven by further penetration in our newer markets of Korea, China and India as well as a 15.5% increase generated in our Australian wholesale business primarily related to sales volume growth in FOSSIL leather goods. Our wholesale operations in Canada and Mexico also experienced solid sales volume growth of 11.3% and 9.6%, respectively, during fiscal 2009. We believe our Asia Pacific distribution business continues to represent our largest opportunity for wholesale expansion. We believe the productivity of our concession model in this region allows us to gain market share in comparison to our competitors by essentially operating the space within our customers' stores. This allows us to control merchandising, inventory levels, build-out and branding decisions, and more importantly, the interaction with the end consumer.

        We believe our diverse global distribution network, including owned distribution in 23 countries, combined with our design and marketing capabilities, will allow us to continue to take shelf space from lesser known local and regional brands as we continue to increase brand awareness through the growth of our retail stores and introduction of new websites in many of the countries in which we operate. We also believe that the recent expansion of our businesses into new markets will allow us to experience higher levels of growth in our international wholesale segments in comparison to our U.S. wholesale segment.

        U.S. Wholesale Net Sales.    We believe wholesale shipments of our watch and accessory offerings were negatively impacted by our wholesale partners significantly reducing their purchases during the first half of fiscal year 2009. We believe this was the result of our wholesale partners carrying higher levels of inventory into the beginning of the year due to the downturn in consumer spending during the fourth quarter of 2008. Nevertheless, net sales from our U.S. wholesale watch business increased 4.0% during fiscal year 2009, primarily a result of sales volume growth in licensed brands, mass market, RELIC and MICHELE watches, partially offset by a sales volume decrease in FOSSIL watches. Licensed watch sales rose 23.9%, principally driven by our MICHAEL KORS and to a lesser extent ADIDAS® and MARC BY MARC JACOBS® watches. MICHAEL KORS wholesale shipments increased 101.6% during fiscal year 2009, which we believe is due to the innovative design that is represented by the assortment and the expansion of points of sale for the brand. Sales volume growth in ADIDAS and MARC BY MARC JACOBS was primarily attributable to the expansion of points of sale. Our mass market watch shipments increased 13.0% in comparison to the prior year, which we attribute primarily to further penetration of our private label program with Wal-Mart as well as consumers continuing to shop for value. RELIC watch sales rose 12.9% during fiscal year 2009, as a result of increased penetration in existing customers and new door growth. MICHELE sales volumes increased 5.5% during fiscal year 2009 which we attribute to consumers' positive response to innovative new styles. Domestic wholesale shipments of FOSSIL watches declined 20.4% during fiscal 2009, which we believe resulted from retailers managing their inventories conservatively. FOSSIL is the most penetrated watch business within our portfolio in the U.S. wholesale segment and thereby more significantly impacted by comparable stores sales within the department store channel. However, new FOSSIL styles introduced into department stores during the fourth quarter of fiscal 2009 experienced strong sell through during the holiday season, resulting in the overall trend improving. We believe this improving trend will result in increased wholesale shipments during the first half of fiscal 2010.

        Wholesale shipments from our accessories business in the U.S., which primarily includes handbags, small leather goods, belts, sunglasses, jewelry and cold weather accessories, decreased 5.9% during fiscal year 2009. This decrease is principally attributable to sales volume declines in FOSSIL women's handbags, small leather goods, and eyewear, partially offset by sales volume increases in FOSSIL accessory jewelry and the launch of our FOSSIL footwear line during fiscal 2009. We primarily attribute the sales volume declines in women's handbags, small leather goods and eyewear of 10.4%, 17.8% and 22.7%, respectively, to the challenging economic environment resulting in decreased consumer demand and our wholesale partners reducing inventory levels during the first nine months of fiscal year 2009. Additionally, eyewear sales volume was unfavorably impacted by certain of our customers consolidating vendors in their sunglass departments and discontinuing the RELIC men's eyewear line. FOSSIL accessory jewelry net sales increased 26.1% as a result of retail door growth while the launch of our FOSSIL footwear line contributed $2.6 million to the domestic wholesale business during fiscal 2009. We significantly improved the sales trend in our domestic accessories business during the fourth quarter of fiscal 2009 and expect this favorable momentum to continue into fiscal 2010.

        Direct to Consumer Net Sales.    The following discussion excludes the impact on sales attributable to foreign currency rate changes as noted in the above table. Direct to consumer net sales increased 22.7% during fiscal year 2009, principally the result of a 19.4% increase in the average number of stores open during the year and comparable store sales increases of 7.8%. Our direct to consumer segment was also favorably impacted by 11.4% growth in e-commerce sales primarily driven by our U.S.-based e-commerce businesses. We believe this growth is partially attributable to system upgrades for our U.S. website during the second half of fiscal 2009. Additionally, an increase in the number of catalogs mailed in fiscal 2009 and an increase in the amount of spending during the fourth quarter of fiscal 2009 in on-line search advertising also benefited e-commerce sales. These initiatives led to an increased number of visitors to the site resulting in higher levels of sales. Our e-commerce and catalog initiatives, in addition to the favorable consumer reaction to new product innovation, also benefited our comparable store sales in our U.S. retail stores. Comparable store sales related to our full price accessory concept, which is our growth engine in this segment, increased by 5.9% globally while our global outlet stores experienced comparable store sales growth of 9.7% during fiscal year 2009.

        We ended fiscal year 2009 with 354 stores, including 218 full price accessory stores, 126 of which are located outside the U.S., 90 outlet locations, including 16 outside the U.S., 33 apparel stores and 13 multi-brand stores. This compares to 324 stores at the end of fiscal 2008, which included 191 full price accessory stores, 104 located outside the U.S., 82 outlet locations, including 8 outside the U.S., 33 apparel stores and 18 multi-branded stores. During fiscal year 2009, we opened 42 new stores, including 29 full-price accessory stores, and closed 12 stores. During fiscal 2010, we plan to open approximately 50 stores, concentrating on our full price accessory concept outside of the U.S.

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

        Gross Profit.    Gross profit decreased by 0.7% to $844.9 million in fiscal year 2009, with gross profit margin expanding by 80 basis points to 54.6% compared to 53.8% in the prior fiscal year. The gross profit margin improvement was due primarily to an increase in the sales mix of direct to consumer segment sales and a reduction in sales mix of lower margin shipments to third party distributors. The increase in gross profit margin was partially offset by a stronger U.S. dollar, which unfavorably impacted gross profit margin by approximately 80 basis points during fiscal year 2009 and a reduction in the sales mix attributable to our European wholesale segment, which historically generates gross profit margin in excess of our consolidated gross profit margin. In comparison to fiscal 2008, our fiscal 2009 gross profit margin was not impacted by any significant changes in component or labor costs related to the production of our watch and accessory offerings.

        Our consolidated gross profit margin is impacted by our diversified business model that includes but is not limited to: (i) a significant number of product categories we distribute, (ii) the multiple brands we offer within several product categories, (iii) the geographical presence of our businesses, and (iv) the different distribution channels we sell to or through. The components of this diversified business model produce varying ranges of gross profit margin. Generally, on an historical basis, our fashion branded watch, jewelry and sunglass offerings produce higher gross profit margins than our leather goods categories. In addition, in most product categories that we offer, brands with higher retail price points generally produce higher gross profit margins compared to those of lower retail priced brands. From a segment standpoint, our direct to consumer business generally produces the highest gross profit margin as a result of these sales being direct to the ultimate consumer. Gross profit margins related to sales in our international wholesale segment are historically lower than our direct to consumer segment, but historically higher than our U. S. wholesale segment primarily due to the following factors: (i) overall retail prices for comparable product sold in the U.S. are generally higher in our international businesses as a result of less competitive fashion and designer brands being offered in these markets; (ii) the product sales mix in our international wholesale segment, in comparison to our U. S. wholesale segment, is comprised more predominantly of watches and jewelry that generally produce higher gross profit margins than leather goods; and (iii) the watch sales mix in our international wholesale segment, in comparison to our U. S. wholesale segment, is comprised more predominantly of higher priced licensed brands.

        Operating Expenses.    Total operating expenses decreased $12.2 million to $633.2 million in fiscal year 2009 in comparison to the prior fiscal year and as a percentage of net sales, increased 10 basis points to 40.9% compared to 40.8% in fiscal year 2008. Fiscal year 2009 included a reduction of approximately $11.5 million related to the translation impact of foreign-based expenses due to an average stronger U.S. dollar on a comparable year-over-year basis. On a constant dollar basis, operating expenses for fiscal year 2009 included net decreases in our wholesale segments and corporate costs of $43.1 million, partially offset by an increase of $42.5 million in our direct to consumer segment. The decrease in operating expenses associated with our wholesale segments were primarily related to lower compensation cost, as a result of a reduction of workforce in the first quarter of fiscal year 2009 and the freeze of merit increases and certain benefit costs. Additionally, fiscal 2009 wholesale operating expenses benefited from reduced levels of advertising expense and a net reduction of approximately $5.2 million of non-cash charges related to the write-down of certain fixed asset and intangible asset impairments when compared to fiscal year 2008. Fiscal year 2009 operating expenses also benefited from reductions in certain variable expenses as a result of a reduction in wholesale sales. The increase in our direct to consumer operating expenses was primarily related to the impact of the direct operating costs associated with a net 30 new stores opened during fiscal year 2009 and expenses associated with the expansion of our e-commerce and catalog operations. For fiscal year 2010, we expect our operating expenses as a percentage of net sales to increase due to new retail door growth, the full year operating expense impact of the net 30 stores opened during fiscal year 2009 and the normalization of compensation and other expenses that had been reduced in response to the economic environment during fiscal year 2009.

        The following table sets forth consolidated operating expenses by segment and as a percentage of net sales related to each respective segment for the periods indicated.

	In Millions
	2009		2008
Fiscal Year	Operating Expense	% of Net Sales	Operating Expense	% of Net Sales
Europe wholesale	$146.0	32%	$170.5	32%
Other international wholesale	76.7	32	75.7	28
United States wholesale	109.1	23	134.2	28
Direct to consumer	222.6	59	183.4	59
Corporate	78.8	—	81.6	—

Total	$633.2	41%	$645.4	41%

        Operating Income.    Operating income increased by 2.8% to $211.6 million in fiscal year 2009 compared to $205.8 million in fiscal year 2008. Operating income margin increased by 70 basis points to 13.7% of net sales compared to 13.0% in the prior fiscal year, principally as a result of gross margin expansion. Operating income included approximately $15.4 million of net currency losses in fiscal year 2009 related to the translation of foreign-based sales and expenses into U.S. dollars.

        Other Income (Expense)—Net.    Other income (expense)—net primarily reflects interest income from investments, foreign currency transaction gains or losses and equity in the earnings or losses of our non-consolidated joint venture in Spain. During fiscal year 2009, other income (expense)—net benefited by approximately $19.5 million as compared to fiscal year 2008, primarily driven by net foreign currency transaction gains in comparison to net losses in the prior fiscal year.

        Income Taxes.    Our effective income tax rate was 34.4% during fiscal year 2009, compared to 27.0% in fiscal year 2008. The prior fiscal year's income tax expense was favorably impacted by the recognition of previously unrecognized income tax benefits in connection with the completion of prior year income tax audits. For fiscal year 2010, we estimate our effective tax rate will approximate 36 to 37%, excluding any discrete events.

        Net Income.    Fiscal year 2009 net income attributable to Fossil, Inc. increased 0.8% to $139.2 million, or $2.07 per diluted share, in comparison to $138.1 million, or $2.02 per diluted share, in the prior fiscal year. Fiscal year 2009 earnings per diluted share of $2.07 included an approximate $0.07 diluted earnings per share benefit related to currency. Fiscal year 2008 diluted earnings per share included a benefit of approximately $0.20 per diluted share as a result of the reduction of certain tax reserves recorded in the fourth quarter of fiscal year 2008.

Fiscal 2008 Compared to Fiscal 2007

        Net Sales.    The following table illustrates by factor the total year-over-year percentage change in net sales by segment and on a consolidated basis:

	Exchange Rates	Organic Growth	Total Change
Europe wholesale	2.7%	6.8%	9.5%
Other international wholesale	2.3	14.0	16.3
United States wholesale	—	2.6	2.6
Direct to consumer	(1.1)	22.3	21.2
Consolidated	1.1%	9.4%	10.5%

        European Wholesale Net Sales.    The following discussion excludes the impact on sales attributable to foreign currency rate changes as noted in the above table. Shipments from our European wholesale segment expanded in fiscal year 2008 as a result of sales volume growth in licensed brand watches, FOSSIL jewelry and watches, and to a lesser extent, leather goods and licensed brand jewelry. We experienced growth across most of our major licensed brand watch businesses, with EMPORIO ARMANI®, MICHAEL KORS and DIESEL® increasing 5.5%, 101.4% and 11.0% in fiscal year 2008, respectively. These sales increases were partially offset by a sales volume decline in DKNY watches of 8.6% that we attribute to a moderating consumer response to core styles within the assortment. Whereas EMPORIO ARMANI and DIESEL watches have been distributed in our European wholesale segment for some time, the growth in our MICHAEL KORS watch business was primarily related to the introduction of this brand in fiscal 2007 and continued door growth throughout fiscal 2008. FOSSIL jewelry, watch and leather sales rose 12.9%, 5.5% and 27.1% in fiscal year 2008, respectively. We believe this growth was the result of consumers' positive response to our repositioning of the brand towards a unique modern vintage styling and aspirational viewpoint as well as increased brand awareness generated by the accelerated growth in our European retail store base. The bulk of our leather business has historically been distributed through the U.S. department store channel. However, we were able to expand the presence of this business in Europe during fiscal 2008 through some of our wholesale partners based upon the visibility and success of this product category within our own retail stores. Licensed brand jewelry sales rose primarily as a result of the introduction of DKNY jewelry that commenced in the third quarter of fiscal 2008. DKNY jewelry contributed $4.6 million to sales during fiscal year 2008, which was partially offset by a planned decrease of 25.7% in ARMANI jewelry as we were updating the line to stainless steel.

        Other International Wholesale Net Sales.    The following discussion excludes the impact on sales attributable to foreign currency rate changes as noted in the above table. The increase in wholesale shipments from our other international segment in fiscal year 2008 was the result of sales volume growth from our licensed brand and FOSSIL watches as well as increased penetration of our jewelry businesses. Increased licensed brand watch net sales were primarily attributable to EMPORIO ARMANI, DIESEL and MICHAEL KORS increasing 20.8%, 17.3% and 131.0%, respectively in fiscal year 2008, partially offset by a 10.1% decrease in DKNY. The decrease in our DKNY watch business was for similar reasons as explained above for our European wholesale segment. In fiscal 2008, the penetration levels of most of our businesses distributed in this region were much lower than those levels experienced in our U.S. and European wholesale markets. As a result, our growth in the other international segment in fiscal 2008 was primarily related to market share expansion in existing doors and growth in new doors as well as the recent expansion of our businesses into China, India and Korea. Additionally, introduction of new businesses, including MICHAEL KORS watches and OYZTERBAY, a regionally recognized jewelry brand in India acquired in the first half of fiscal 2008, and DKNY jewelry contributed a combined $8.3 million in net sales during fiscal year 2008.

        U.S. Wholesale Net Sales.    During fiscal year 2008, the increase in wholesale watch shipments in the U.S. was primarily the result of sales volume growth in licensed brand and MICHELE watches, partially offset by a sales volume decrease in FOSSIL watches. Licensed brand watch sales included a 108.4% increase from MICHAEL KORS and a 33.9% increase from EMPORIO ARMANI. We attribute the increases for both of these businesses to further penetration of the lines in the department store channel and new doors being added for MICHAEL KORS. These increases were partially offset by DKNY watches, which experienced a 25.3% net sales volume decline. The decrease in our DKNY watch business was for similar reasons as explained above for our European wholesale segment. MICHELE watch sales volume rose 20.8% during fiscal year 2008, primarily as a result of a significant reduction in the level of returns experienced during the year as compared to the prior fiscal year. The increased level of returns in fiscal 2007 was primarily driven by an accommodation made to ship more new styles and by the manner in which product was shipped. Watch heads and straps were shipped assembled together as a complete watch rather than being shipped separately. As a result, end of season fashion watches had to be returned to change the straps to current fashion colors. During fiscal 2008, the FOSSIL watch business represented the highest penetration level of our fashion watch brands within the moderate department store environment. As a result, its growth was mostly predicated on the overall performance of the moderate department store channel. We believe the 6.1% net sales decline in FOSSIL watches to be representative of the deteriorating economic conditions in the U.S. throughout 2008, which resulted in lower traffic levels in department stores and an overall decline in department store sales during 2008.

        Wholesale shipments from our other products category in the U.S., decreased 0.9% during fiscal year 2008. This decrease is attributable to sales volume declines in FOSSIL men's and women's leather categories of 24.7% and 2.9%, respectively, and a decrease in RELIC eyewear net sales of 26.5%. These declines were mostly offset by a 28.4% increase in RELIC women's handbags and a 138.6% increase in FOSSIL accessory jewelry that was introduced in the fourth quarter of fiscal year 2007. The sales volume decreases in our FOSSIL men's and women's leather categories were indicative of a weak, highly promotional retail environment that resulted in increased levels of markdown contributions within the U.S. moderate department store channel that negatively impacted our sales. Sales volume decreases in RELIC eyewear were principally related to a reduction in market share due to a contraction in the number of displays within one of our major customers in fiscal year 2008 as compared to fiscal year 2007. However, our RELIC handbag line continued to be a top performer within its distribution channel in fiscal year 2008. We believe this business benefited from its relative value proposition and consumers selectively shopping for lower-priced goods as the economy softened throughout 2008.

        Direct to Consumer Net Sales.    The following discussion excludes the impact on sales attributable to foreign currency rate changes as noted in the above table. Net sales from our direct to consumer segment increased 22.3% during fiscal year 2008, principally the result of a 28.5% increase in the average number of stores open during the year and comparable store sales increases of 2.3%. Additionally, contributing to our growth in the direct to consumer segment were our e-commerce businesses, which grew 22.9% during fiscal year 2008. This growth was attributable to increased sales from our German website that was launched during the second half of 2007, and to a lesser extent, a 6.5% increase in our U.S. based e-commerce business. Comparable store sales related to our full price accessory concept, which was our growth engine in this segment, increased by 2.1% globally while our global outlet stores experienced comparable store sales growth of 5.8% during fiscal year 2008.

        We ended fiscal year 2008 with 324 stores, including 191 full price accessory stores, 104 of which were located outside the U.S., 82 outlet locations, including 8 outside the U.S., 33 apparel stores and 18 multi-brand stores. This compares to 244 stores at the end of fiscal 2007, which included 113 full price accessory stores, 55 located outside the U.S., 80 outlet locations, including 6 outside the U.S., 33 apparel stores and 18 multi-branded stores. During fiscal year 2008, we opened 84 new stores, including 79 full-price accessory stores, and closed 4 stores.

        Gross Profit.    Gross profit increased by 14.7% to $851.2 million in fiscal year 2008, with gross profit margin expanding by 200 basis points to 53.8% compared to 51.8% in the prior fiscal year. The gross profit margin improvement was principally the result of an increase in the sales mix of our higher margin direct to consumer and international wholesale segments and an approximate 40 basis point improvement relating to the average weaker U.S. dollar in comparison to fiscal year 2007. Gross profit margin also improved as a result of our internal initiative, begun in late 2007, to lower our product cost on newly developed styles.

        Operating Expenses.    Total operating expenses of $645.4 million represented an increase of $89.8 million in comparison to the prior fiscal year and as a percentage of sales increased to 40.8% in fiscal year 2008 as compared to 38.8% in the prior fiscal year. Fiscal year 2008 operating expenses included approximately $7.3 million related to the translation impact of foreign-based expenses due to an average weaker U.S. dollar on a comparable year-over-year basis and approximately $10.6 million of non-cash charges related to the write-down of certain other than temporary investment, fixed asset, and intangible asset impairments. Fiscal year 2007 operating expenses included approximately $13.1 million related to our completed equity grant review. Additionally, the increase in operating expenses in fiscal year 2008 included an approximate $51 million increase in our direct to consumer segment and an approximate $36 million increase related to our wholesale businesses. The increase in our direct to consumer operating expenses primarily related to the impact of the direct operating costs associated with a net 80 new stores opened during fiscal year 2008, the expansion of our back office infrastructure to support a significantly higher number of stores opened globally and expenses associated with the expansion of our e-commerce and catalog operations. Operating expenses as a percentage of sales, excluding the impact of asset impairment charges and currency in fiscal year 2008 and expenses associated with our completed equity grant review in fiscal year 2007, increased 220 basis points compared to fiscal year 2007. Approximately $5 million, or 35 basis points, of this increase was due to the higher mix of direct to consumer expenses which partially offset the benefit of a higher gross margin resulting from increased direct to consumer sales. An additional $29.0 million in expenses, or 185 basis points, was related to our expenses growing at a slightly higher rate than sales, primarily due to lower fourth quarter sales than originally projected and the expansion of our retail back office infrastructure during fiscal year 2008.

        The following table sets forth consolidated operating expenses by segment and the percentage of net sales related to each respective segment for the periods indicated:

	In Millions
	2008		2007
Fiscal Year	Operating Expense	% of Net Sales	Operating Expense	% of Net Sales
Europe wholesale	$170.5	32%	$144.2	30%
Other international wholesale	75.7	28	64.4	28
United States wholesale	134.2	28	124.5	27
Direct to consumer	183.4	59	131.6	52
Corporate	81.6	—	90.8	—

Total	$645.4	41%	$555.5	39%

        Operating Income.    Operating income increased 10.3% to $205.8 million in fiscal year 2008, compared to $186.5 million in fiscal year 2007. Operating income margin remained unchanged at 13.0% in fiscal year 2008 as compared to the prior fiscal year, as increased gross profit margin was offset by an increase in operating expenses as a percentage of net sales. Operating income included approximately $6.7 million of net currency gains in fiscal year 2008 related to the translation of foreign-based sales and expenses into U. S. dollars.

        Other Income (Expense)—Net.    During fiscal year 2008, other income (expense)—net increased unfavorably by approximately $19.3 million as compared to fiscal year 2007, primarily driven by increased foreign currency transaction losses partially offset by forward contract gains. As the U.S. dollar strengthened during the second half of fiscal year 2008, we recognized currency losses related to foreign currency payable balances denominated in U.S. dollars.

        Income Taxes.    Our effective income tax rate, attributable to Fossil, Inc. was 27.0% during fiscal year 2008 compared to 33.7% in fiscal year 2007. The lower effective tax rate in fiscal year 2008 was primarily attributable to the recognition of previously unrecognized income tax benefits in connection with the completion of prior year income tax audits.

        Net Income.    Fiscal year 2008 net income attributable to Fossil, Inc. increased 12.0% to $138.1 million, or $2.02 per diluted share, in comparison to $123.3 million, or $1.75 per diluted share, in the prior year period. The fiscal year 2008 earnings per diluted share of $2.02 included an approximate $0.20 per diluted share benefit from a lower effective tax rate partially offset by an unfavorable $0.13 per diluted share impact related to currency and a $0.11 per diluted share charge for impairment. The fiscal year 2007 earnings per share of $1.75 included an approximate $0.13 per diluted share charge related to expenses associated with the Company's completed equity grant review.

Effects of Inflation

        We do not believe that inflation has had a material impact on our results of operations for the periods presented. Substantial increases in costs, however, could have an impact on us and the industry. We believe that, to the extent inflation affects our costs in the future, we could generally offset inflation by increasing prices if competitive conditions permit.

Liquidity and Capital Resources

        Historically, our business operations have not required substantial cash during the first quarter of our fiscal year. Generally, starting in the second quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our quarterly cash requirements are also impacted by the number of new stores we open.

        Our cash and cash equivalent balances as of the end of fiscal year 2009 increased to $405.2 million in comparison to $172.0 million at the end of the prior fiscal year. Of the $405.2 million of cash and cash equivalents at fiscal year end 2009, $270.4 million was held in banks outside the U.S. The increase in our cash holdings is primarily the result of $266.0 million of net cash generated from operating activities partially offset by $38.3 million of cash used in investing activities. Cash flows generated from operating activities were principally driven by net income of $144.3 million, non-cash items of approximately $57.6 million and $44.6 million related to decreased inventory balances. Cash used in investing activities was primarily related to fixed asset additions of $37.7 million.

        Accounts receivable at the end of fiscal year 2009 increased by 1.9% to $209.8 million compared to $206.0 million at the end of fiscal year 2008, primarily due to an increase in wholesale shipments during the fourth quarter of fiscal 2009 versus the comparable prior year period. Average day's sales outstanding for our wholesale segments decreased to 54 days in fiscal year 2009 from 58 days in the prior fiscal year, primarily driven by a reduction in sales mix of internationally-based sales that generally result in longer collection cycles than those experienced in the U.S. Inventory at fiscal year end 2009 was $245.7 million, representing a decrease of 15.8% from the 2008 fiscal year-end balance of $292.0 million. Our inventory decline for fiscal 2009 is well above our net sales decline of 2.2%

        At the end of fiscal year 2009, we had working capital of $701.2 million compared to $556.5 million at the end of the prior fiscal year. We had approximately $8.1 million of total indebtedness at the end of fiscal 2009, consisting of $3.6 million of short-term borrowings and $4.5 million of long-term debt. This compares to total indebtedness of $10.0 million in fiscal 2008, consisting of $5.3 million of outstanding short-term borrowings and $4.7 million of long-term debt. The majority of our short-term borrowings are attributable to our Japan subsidiary, which ended fiscal 2009 with short-term borrowings of approximately $3.2 million, compared to $4.9 million at the end of fiscal 2008. These borrowings are under two separate 150 million Yen short-term credit facilities (approximately $3.2 million U.S. dollars based upon the fiscal year end 2009 Yen exchange rate to the U.S. dollar), one bearing interest at the short-term prime rate (1.475% at fiscal year-end 2009) and one bearing interest based upon the Tokyo Interbank Offer Rate (1.475% as of fiscal year-end 2009).

Borrowings under these Japanese facilities are primarily related to working capital needs and are due in March 2010.

        At the end of fiscal year 2009, the majority of our long-term debt is attributable to our wholly-owned subsidiary, Fossil Group Europe, Gmbh, ("FGE"). FGE had outstanding long-term borrowings in the form of a term note of $3.6 million at the end of fiscal year 2009 compared to approximately $3.5 million at the end of fiscal year 2008. This note has a variable interest term with an interest rate of 2.0% at year-end fiscal 2009 with interest payments due quarterly. This note requires minimum principal payments of 100,000 Swiss Francs each year with no stated maturity and no penalties for early termination.

        At the end of fiscal year 2009, we had no outstanding borrowings under our $100 million U.S. Short-Term Revolving Credit Facility ("the Revolver") with Wells Fargo Bank, N.A. ("Wells Fargo"). Amounts outstanding under the Revolver bear interest at our option of (i) the lesser of (a) the higher of the prime rate (3.25% at fiscal year-end 2009) plus 1.5% or 3% or (b) the maximum rate allowed by law or (ii) the London Interbank Offer Rate, ("LIBOR"), base rate (0.23% at fiscal year-end 2009) plus one-half percent. The Revolver is secured by 65% of the issued and outstanding shares of certain of our subsidiaries pursuant to a Stock Pledge Agreement and requires the maintenance of net worth, quarterly income, working capital and certain financial ratios. The Revolver has an expiration date in November 2010 and allows for an increase from $100 million to $200 million upon our request and approval of Wells Fargo. Available borrowings under our Revolver are reduced by $32.2 million of open letters of credit and by amounts outstanding under foreign based borrowing arrangements. At the end of fiscal year 2009, we had available borrowings of approximately $67.8 million under the Revolver and we were in compliance with all debt covenants.

        During fiscal year 2010, we anticipate total capital expenditures of approximately $55 million to $65 million principally to support new company-owned retail store openings, store remodels, the costs associated with the continued roll-out of a SAP point of sale system for our company-owned retail stores which began in fiscal 2009 and other general maintenance capital requirements. We believe that cash flow from operations combined with existing cash on hand and, if necessary, amounts available under our Revolver will be sufficient to fund our working capital needs and planned capital expenditures for the next twelve months.

Contractual Obligations

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Debt obligations(1)	$6,908	$3,321	$194	$194	$3,199
Minimum royalty payments(2)	224,029	60,363	107,881	55,785	—
Capital lease obligations	1,277	308	598	371	—
Operating lease obligations	398,090	63,712	108,839	88,318	137,221
Purchase obligations(3)	85,089	84,799	290	—	—
Uncertain tax positions(4)	17,018	17,018	—	—	—

Total contractual cash obligations	$732,411	$229,521	$217,802	$144,668	$140,420

(1)
Consists of borrowings in Japan and Switzerland, excluding contractual interest payments that are variable in nature.

(2)
Consists primarily of exclusive licenses to manufacture watches and jewelry under trademarks not owned by us. Also includes amounts owed pursuant to various license and design service agreements under which we are obligated to pay the licensors a percentage of our net sales of these licensed products, subject to minimum scheduled royalty, design and advertising payments.

(3)
Consists primarily of outstanding letters of credit, which represent inventory purchase commitments that typically mature in one to eight months and open non-cancelable purchase orders.

(4)
Management has only included its current ASC 740 liability in the table above. Long-term amounts of $17.0 million have been excluded because the payment timing cannot be reasonably estimated.

Off Balance Sheet Arrangements

        None.

Selected Quarterly Financial Data

        The table below sets forth selected quarterly financial information. The information is derived from our unaudited consolidated financial statements and includes, in the opinion of management, all normal and recurring adjustments that management considers necessary for a fair statement of results for such periods. The operating results for any quarter are not necessarily indicative of results for any future period. Certain line items presented in the tables below, when aggregated, may not agree with the corresponding line items on the Company's Consolidated Statements of Income and Comprehensive Income for fiscal years 2009 and 2008 due to rounding.

Fiscal Year 2009	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA
Net sales	$323,027	$315,865	$381,362	$527,839
Gross profit	169,379	167,182	210,737	297,552
Operating expenses	145,576	144,706	153,373	189,568
Operating income	23,803	22,476	57,364	107,984
Income before income taxes	28,423	26,957	55,654	108,864
Provision for income taxes	9,927	9,709	19,109	36,859
Net income	18,496	17,248	36,545	72,005
Net income attributable to noncontrolling interest	1,176	625	1,270	2,034
Net income attributable to Fossil, Inc.	17,320	16,623	35,275	69,971
Earnings per share:
Basic	0.26	0.25	0.53	1.05
Diluted	0.26	0.25	0.52	1.03
Gross profit as a percentage of net sales	52.4%	52.9%	55.3%	56.4%
Operating expenses as a percentage of net sales	45.1%	45.8%	40.2%	35.9%
Operating income as a percentage of net sales	7.4%	7.1%	15.0%	20.5%

Fiscal Year 2008	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA
Net sales	$356,184	$353,191	$409,760	$464,106
Gross profit	194,251	190,339	224,177	242,384
Operating expenses	145,136	155,378	160,439	184,427
Operating income	49,115	34,961	63,738	57,957
Income before income taxes	49,039	33,654	60,967	50,544
Provision for income taxes	17,888	7,147	23,447	3,869
Net income	31,151	26,507	37,520	46,675
Net income attributable to noncontrolling interest	934	1,370	1,049	403
Net income attributable to Fossil, Inc	30,217	25,137	36,471	46,272
Earnings per share:
Basic	0.44	0.37	0.54	0.70
Diluted	0.43	0.36	0.54	0.69
Gross profit as a percentage of net sales	54.5%	53.9%	54.7%	52.2%
Operating expenses as a percentage of net sales	40.7%	44.0%	39.2%	39.7%
Operating income as a percentage of net sales	13.8%	9.9%	15.6%	12.5%

        While the majority of our products are not seasonal in nature, a significant portion of our net sales and operating income is generally derived in the second half of the year. Our third and fourth quarters, which include the "back to school" and Christmas season, have historically generated a significant portion of our annual operating income. The amount of net sales and operating income generated during the first quarter is affected by the levels of inventory held by retailers at the end of the Christmas season, as well as general economic conditions and other factors beyond our control. In general, lower levels of inventory held by retailers at the end of the Christmas season may have a positive impact on our net sales and operating income in the first quarter of the following year as a result of higher levels of restocking orders placed by retailers. We currently believe that our inventory levels for certain of our customers in the U.S. at the end of fiscal year 2009 were below their targeted inventory levels.

        As we continue to grow our retail store base and e-commerce businesses, sales from our direct to consumer segment increase as a percentage of the total sales mix, benefiting the Company's profitability in the fourth quarter, generally at the expense of the first and second quarters when, due to seasonality, it is more difficult to leverage direct to consumer expenses against direct to consumer sales. In addition, new product launches would generally augment the sales and operating expense levels in the quarter the product launch takes place. The results of operations for a particular quarter may also vary due to a number of factors, including retail, economic and monetary conditions, timing of orders or holidays and the mix of products sold by us.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        As a multinational enterprise, we are exposed to changes in foreign currency exchange rates. Our most significant foreign currency risk relates to the Euro and, to a lesser extent, the British Pound, Australian Dollar, Canadian Dollar, Japanese Yen and Mexican Peso as compared to the U.S. dollar. Due to our vertical nature whereby a significant portion of goods are sourced from our owned facilities, the foreign currency risks relate primarily to the necessary current settlement of intercompany inventory transactions. We employ a variety of operating practices to manage these market risks relative to foreign currency exchange rate changes and, where deemed appropriate, utilize foreign currency forward contracts. These operating practices include, among others, our ability to convert foreign currency into U.S. dollars at spot rates and to maintain U.S. dollar pricing relative to sales of our products to certain distributors located outside the U.S. The use of foreign currency forward contracts allows us to offset exposure to rate fluctuations because the gains or losses incurred on the derivative instruments will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. We use derivative instruments only for risk management purposes and do not use them for speculation or for trading. There were no significant changes in how we managed foreign currency transactional exposure in fiscal year 2009 and management does not anticipate any significant changes in such exposures or in the strategies we employ to manage such exposure in the near future.

        At January 2, 2010, we had outstanding foreign exchange contracts to sell 84.7 million Euro for approximately $121.5 million, expiring through December 2010, 2.0 billion Japanese Yen for approximately $21.8 million, expiring through June 2011, 3.0 million British Pounds for approximately $4.7 million, expiring through June 2010, 7.0 million Australian Dollars for approximately $5.8 million, expiring through June 2010, 31.4 million Mexican Pesos for approximately $2.4 million, expiring through June 2010 and 10.5 million Canadian Dollars for approximately $10.0 million, expiring through January 2011. If we were to settle our Euro, Japanese Yen, British Pound, Australian Dollar, Mexican Peso and Canadian Dollar based contracts at fiscal year-end 2009, the net result would be a net loss of approximately $17,000, net of taxes.

        At fiscal year-end 2009, a 10% unfavorable change in the U.S. dollar strengthening against foreign currencies to which we have balance sheet transactional exposures would have reduced net pre-tax income by $9.6 million. The translation of the balance sheets of our foreign-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. At fiscal year-end 2009, a 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would have reduced consolidated stockholders' equity by approximately $38.5 million. In the view of management, these hypothetical losses resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position, results of operations or cash flows.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Fossil, Inc.
Richardson, Texas

        We have audited the accompanying consolidated balance sheets of Fossil, Inc. and subsidiaries (the "Company") as of January 2, 2010 and January 3, 2009, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended January 2, 2010. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (U.S.). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fossil, Inc. and subsidiaries as of January 2, 2010 and January 3, 2009, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for noncontrolling interest in accordance with Accounting Standard Codification 810, Consolidations (formerly Statement of Financial Accounting Standards No. 160 Noncontrolling Interests in Consolidated Financial Statements) and retrospectively adjusted all periods presented in the consolidated financial statements.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 2, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2010, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
March 3, 2010

FOSSIL, INC.

CONSOLIDATED BALANCE SHEETS

AMOUNTS IN THOUSANDS

Fiscal Year	2009	2008
Assets
Current assets:
Cash and cash equivalents	$405,175	$172,012
Securities available for sale	7,995	6,436
Accounts receivable—net	209,784	205,973
Inventories—net	245,714	291,955
Deferred income tax assets—net	28,937	27,006
Prepaid expenses and other current assets	48,868	60,084

Total current assets	946,473	763,466
Investments	13,730	13,011
Property, plant and equipment—net	212,367	207,328
Goodwill	44,266	43,217
Intangible and other assets—net	59,647	60,274

Total long-term assets	330,010	323,830

Total assets	$1,276,483	$1,087,296

Liabilities and Stockholders' Equity
Current liabilities:
Short-term debt	$3,618	$5,271
Accounts payable	103,591	91,027
Accrued expenses:
Compensation	39,773	34,091
Royalties	16,774	17,078
Co-op advertising	18,498	21,869
Other	29,618	30,306
Income taxes payable	33,408	7,327

Total current liabilities	245,280	206,969
Long-term income taxes payable	18,840	38,784
Deferred income tax liabilities	27,039	22,880
Long-term debt	4,538	4,733
Other long-term liabilities	12,374	8,567

Total long-term liabilities	62,791	74,964
Stockholders' equity:
Common stock, 66,900 and 66,502 shares issued for 2009 and 2008, respectively	669	665
Additional paid-in capital	93,037	81,905
Retained earnings	834,615	695,427
Accumulated other comprehensive income	34,460	24,147
Noncontrolling interest	5,631	3,219

Total stockholders' equity	968,412	805,363

Total liabilities and stockholders' equity	$1,276,483	$1,087,296

See notes to the consolidated financial statements.

FOSSIL, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA

Fiscal Year	2009	2008	2007
Net sales	$1,548,093	$1,583,242	$1,432,984
Cost of sales	703,243	732,091	690,953

Gross profit	844,850	851,151	742,031
Operating expenses:
Selling and distribution	478,637	489,600	398,602
General and administrative	154,586	155,781	156,944

Total operating expenses	633,223	645,381	555,546

Operating income	211,627	205,770	186,485
Interest expense	235	555	890
Other income (expense)—net	8,506	(11,011)	8,319

Income before income taxes	219,898	194,204	193,914
Provision for income taxes	75,604	52,351	65,426

Net income	144,294	141,853	128,488
Less: Net income attributable to noncontrolling interest	5,106	3,756	5,227

Net income attributable to Fossil, Inc.	$139,188	$138,097	$123,261

Other comprehensive income (loss), net of taxes:
Currency translation adjustment	13,584	(18,790)	20,215
Unrealized gain (loss) on securities available for sale	1,093	(749)	(707)
Forward contracts hedging intercompany foreign currency payments—change in fair values	(4,364)	7,213	(3,060)

Total comprehensive income	154,607	129,527	144,936
Less: Comprehensive income attributable to noncontrolling interest	5,105	3,752	5,223

Comprehensive income attributable to Fossil, Inc.	$149,502	$125,775	$139,713

Earnings per share:
Basic	$2.09	$2.05	$1.81

Diluted	$2.07	$2.02	$1.75

Weighted average common shares outstanding:
Basic	66,684	67,525	68,213

Diluted	67,153	68,323	70,333

See notes to the consolidated financial statements.

FOSSIL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AMOUNTS IN THOUSANDS

						Accumulated other comprehensive income (loss)
	Common stock
							Unrealized gain (loss) on securities available for sale	Unrealized gain (loss) on forward contracts
	Shares	Par value	Additional paid-in capital	Treasury stock	Retained earnings	Cumulative translation adjustment			Net Parent Investment	Noncontrolling Interest	Total Stockholders' Equity
Balance, January 6, 2007	67,794	$678	$53,459	$(1,337)	$529,376	$20,344	$19	$(338)	$602,201	$4,102	$606,303
Common stock issued upon exercise of stock options and stock appreciation rights	2,330	23	28,414	623	—	—	—	—	29,060	—	29,060
Tax benefit derived from stock-based compensation	—	—	17,727	—	—	—	—	—	17,727	—	17,727
Repurchase and retirement of common stock	(498)	(5)	(18,783)	2,579	—	—	—	—	(16,209)	—	(16,209)
Restricted stock issued in connection with deferred compensation plan	87	1	(1)	—	—	—	—	—	—	—	—
Restricted stock forfeiture put to treasury	—	—	1,035	(1,865)	—	—	—	—	(830)	—	(830)
Stock-based compensation expense	—	—	6,149	—	—	—	—	—	6,149	—	6,149
FIN 48 adoption	—	—	—	—	(6,145)	—	—	—	(6,145)	—	(6,145)
Net income	—	—	—	—	123,261	—	—	—	123,261	5,227	128,488
Unrealized loss on securities available for sale	—	—	—	—	—	—	(707)	—	(707)	—	(707)
Purchase of Noncontrolling Interest	—	—	—	—	—	—	—	—	—	(989)	(989)
Currency translation adjustment	—	—	—	—	—	20,215	—	—	20,215	(4)	20,211
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	—	—	(2,209)	(2,209)
Forward contracts hedging intercompany foreign currency payments—change in fair values	—	—	—	—	—	—	—	(3,060)	(3,060)	—	(3,060)

Balance, January 5, 2008	69,713	697	88,000	—	646,492	40,559	(688)	(3,398)	771,662	6,127	777,789

Common stock issued upon exercise of stock options and stock appreciation rights	326	3	4,142	764	—	—	—	—	4,909	—	4,909
Tax expense derived from stock-based compensation	—	—	(447)	—	—	—	—	—	(447)	—	(447)
Repurchase and retirement of common stock	(3,660)	(36)	(17,353)	678	(89,162)	—	—	—	(105,873)	—	(105,873)
Restricted stock issued in connection with deferred compensation plan	123	1	(1)	—	—	—	—	—	—	—	—
Restricted stock forfeiture put to treasury	—	—	311	(1,442)	—	—	—	—	(1,131)	—	(1,131)
Stock-based compensation expense	—	—	7,253	—	—	—	—	—	7,253	—	7,253
Net income	—	—	—	—	138,097	—	—	—	138,097	3,756	141,853
Unrealized loss on securities available for sale	—	—	—	—	—	—	(749)	—	(749)	—	(749)
Currency translation adjustment	—	—	—	—	—	(18,790)	—	—	(18,790)	(4)	(18,794)
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	—	—	(6,660)	(6,660)
Forward contracts hedging intercompany foreign currency payments—change in fair values	—	—	—	—	—	—	—	7,213	7,213	—	7,213

Balance, January 3, 2009	66,502	665	81,905	—	695,427	21,769	(1,437)	3,815	802,144	3,219	805,363

Common stock issued upon exercise of stock options and stock appreciation rights	314	3	3,753	—	—	—	—	—	3,756	—	3,756
Tax benefit derived from stock-based compensation	—	—	1,166	—	—	—	—	—	1,166	—	1,166
Repurchase and retirement of common stock	(45)	—	(785)	785	—	—	—	—	—	—	—
Restricted stock issued in connection with deferred compensation plan	129	1	(1)	—	—	—	—	—	—	—	—
Restricted stock forfeiture put to treasury	—	—	212	(785)	—	—	—	—	(573)	—	(573)
Stock-based compensation expense	—	—	6,787	—	—	—	—	—	6,787	—	6,787
Net income	—	—	—	—	139,188	—	—	—	139,188	5,106	144,294
Unrealized gain on securities available for sale	—	—	—	—	—	—	1,093	—	1,093	—	1,093
Currency translation adjustment	—	—	—	—	—	13,584	—	—	13,584	(1)	13,583
Distribution of noncontrolling interest earnings	—	—	—	—	—	—	—	—	—	(2,693)	(2,693)
Forward contracts hedging intercompany foreign currency payments—change in fair values	—	—	—	—	—	—	—	(4,364)	(4,364)	—	(4,364)

Balance, January 2, 2010	66,900	$669	$93,037	$—	$834,615	$35,353	$(344)	$(549)	$962,781	$5,631	$968,412

See notes to consolidated financial statements

FOSSIL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

AMOUNTS IN THOUSANDS

Fiscal Year	2009	2008	2007
Operating Activities:
Net income	$144,294	$141,853	$128,488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	41,334	37,642	32,796
Stock-based compensation	6,787	7,253	6,148
(Decrease) increase in allowance for returns—net of related inventory in transit	(557)	2,406	3,459
Loss (gain) on disposal of assets	618	154	(82)
Impairment loss	5,232	10,570	170
Equity in income of joint venture	(449)	(1,562)	(2,202)
Distribution from joint venture	—	955	—
Increase in allowance for doubtful accounts	2,599	3,441	111
Excess tax benefits from stock based compensation	(1,166)	(574)	(17,727)
Deferred income taxes	3,235	1,106	(3,952)
Changes in operating assets and liabilities, net of effects of acquisitions:
Income taxes payable	7,303	(32,840)	38,123
Accrued expenses	1,777	(13,351)	34,895
Inventories	44,569	(45,558)	(20,063)
Prepaid expenses and other current assets	8,491	(1,497)	(19,875)
Accounts payable	6,101	(18,756)	27,650
Accounts receivable	(4,180)	17,712	(75,975)

Net cash from operating activities	265,988	108,954	131,964
Investing Activities:
Additions to property, plant and equipment	(37,687)	(63,934)	(40,246)
Business acquisitions, net of cash acquired	—	—	(1,582)
Increase in intangible and other assets	(385)	(23,664)	(6,834)
Purchase of securities available for sale	(1,237)	(7,106)	(10,372)
Sales/maturities of securities available for sale	938	12,386	4,508
Proceeds from sale of property, plant and equipment	76	791	1,984

Net cash used in investing activities	(38,295)	(81,527)	(52,542)
Financing Activities:
Acquisition and retirement of common stock	—	(105,873)	(16,209)
Distribution of noncontrolling interest earnings	(2,693)	(6,660)	(2,209)
Excess tax benefits from stock based compensation	1,166	574	17,727
Borrowings on notes payable	5,111	114,462	1,361
Payments on notes payable	(7,055)	(120,216)	—
Proceeds from exercise of stock options	3,756	4,909	29,060

Net cash from (used in) financing activities	285	(112,804)	29,730
Effect of exchange rate changes on cash and cash equivalents	5,185	2,145	12,788

Net increase (decrease) in cash and cash equivalents	233,163	(83,232)	121,940
Cash and cash equivalents:
Beginning of year	172,012	255,244	133,304

End of year	$405,175	$172,012	$255,244

See notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

        Consolidated Financial Statements include the accounts of Fossil, Inc., a Delaware corporation and its subsidiaries (the "Company"). The Company reports on a fiscal year reflecting the retail-based calendar (containing 4-4-5 week calendar quarters). References to 2009, 2008 and 2007 are for the fiscal years ended January 2, 2010, January 3, 2009, and January 5, 2008, respectively. All intercompany balances and transactions are eliminated in consolidation. The Company is a leader in the design, development, marketing and distribution of contemporary, high quality fashion accessories on a global basis. The Company's products are sold primarily through department stores, specialty retailers and Company-owned retail stores worldwide.

        Use of Estimates are required in the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Management makes estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to product returns, allowance for bad debt, inventories, long-lived asset impairment, impairment of goodwill and trade names, income taxes, warranty costs, hedge accounting, litigation, reserves and stock-based compensation. Management bases its estimates and judgments on historical experience and on various other factors that it believes are reasonable under the circumstances. Management estimates form the basis for making judgments about the carrying value of the assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions.

        Concentration of Risk.    Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash investments and accounts receivable. The Company places its cash investments with high-credit quality financial institutions and currently invests primarily in corporate debt securities and money market funds with major banks and financial institutions. Accounts receivable are generally diversified due to the number of entities comprising the Company's customer base and their dispersion across many geographic regions. The Company believes no significant concentration of credit risk exists with respect to these cash investments and accounts receivable.

        A significant portion of sales of the Company's products are supplied by manufactures located outside of the U.S., primarily in Asia. While the Company is not dependent on any single manufacturer outside the U.S., the Company could be adversely affected by political or economic disruptions affecting the business or operations of third-party manufacturers located outside of the U.S.

        In fiscal years 2009 and 2008, three of the Company's majority owned assembly factories represented more than 50% of the Company's total watch assembly and jewelry production.

        Cash Equivalents are considered all highly liquid investments with original maturities at date of purchase of three months or less.

        Securities Available for Sale consists of debt securities with original maturities exceeding three months and mutual fund investments. By policy, the Company invests primarily in high-grade marketable securities. Unrealized holding gains (losses) are included in accumulated other comprehensive income (loss) as a component of stockholders' equity. During fiscal year 2008, $800,000 of losses previously classified in accumulated other comprehensive income (loss) were reclassified into

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Significant Accounting Policies (Continued)

earnings to recognize an other than temporary decline in fair value. No adjustments were recorded in fiscal years 2009 or 2007 for other than temporary declines in fair value.

        Accounts Receivable are stated net of allowances of approximately $40.0 million and $42.2 million for estimated customer returns and approximately $16.0 million and $13.4 million for doubtful accounts at the close of fiscal years 2009 and 2008, respectively.

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

        Property, plant and equipment and other long-lived assets are evaluated for impairment whenever events or conditions indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows related to the asset. Impairment losses related to under-performing Company-owned retail stores of approximately $2.5 million and $1.9 million were recorded in 2009 and 2008, respectively, and are included in selling and distribution expense.

        Goodwill and Other Intangible Assets include the cost in excess of net tangible assets acquired (goodwill), trademarks, trade names, customer lists and patents. Trademarks, customer lists and patents are amortized using the straight-line method over the estimated useful lives of generally seven to twenty years. Goodwill and other indefinite-lived intangible assets such as trade names related to business combinations are tested at least annually for impairment rather than amortized. Impairment testing compares the carrying amount of the asset with its fair value. Fair value is estimated based on the market approach and discounted cash flows. When the carrying amount of the asset exceeds its fair value, an impairment charge would be recorded. The Company completed the required annual testing for impairment for fiscal year-end 2009, 2008 and 2007. Pre-tax impairment charges of $2.7 million and $7.9 million, were recorded in fiscal years 2009 and 2008, respectively, for certain trade names. No impairment adjustments were made in fiscal year 2007. See Note 6—Intangibles and Other Assets, for an expanded explanation of impairment to the Company's trade names.

        Warranty Liability is recorded using historical warranty repair experience. As changes in warranty costs are experienced, the warranty accrual is adjusted as necessary. The warranty liability recorded for fiscal years 2009, 2008 and 2007 was $6.4 million, $4.6 million and $3.5 million, respectively.

        Cumulative Translation Adjustment is included as a component of other comprehensive income (loss) and reflects the adjustments resulting from translating the financial statements of foreign subsidiaries. The functional currency of the Company's foreign subsidiaries is the currency of the primary economic environment in which the entity operates which is generally the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at the daily or average monthly rates. Changes in exchange rates that affect cash flows and the related receivables or payables are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Significant Accounting Policies (Continued)

recognized as transaction gains and losses in the determination of net income. The Company incurred net foreign currency transaction gains of approximately $5.8 million in 2009, and losses of approximately $16.9 million and $826,000 in 2008 and 2007, respectively, which have been included in other income (expense)—net.

        Forward Contracts are entered into by the Company principally to hedge the future payment of intercompany inventory transactions by its non-U.S. subsidiaries. These cash flow hedges are stated at estimated fair value and changes in fair value are reported as a component of other comprehensive income (loss), net of taxes. If the Company were to settle its Euro, Canadian Dollar, Japanese Yen, British Pound, Australian Dollar, and Mexican Peso based contracts at fiscal year-end 2009, the result would be a net loss of approximately $17,000, net of taxes. This unrealized loss is recognized in other comprehensive income (loss), net of taxes. Additionally, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the cash flows being hedged, any changes in fair value relating to the ineffective portion of these contracts would be recognized in other income (expense)—net included in the consolidated statements of income and comprehensive income. See Note 7—Derivatives and Risk Management, for an expanded explanation of the Company's use of forward contracts.

        Litigation Reserves are estimated amounts for claims that are probable and can be reasonably estimated and are recorded as liabilities in the consolidated balance sheet. The likelihood of a material change in these estimated reserves would be dependent on new claims as they may arise and the expected favorable or unfavorable outcome of each claim. As additional information becomes available, the Company assesses the potential liability related to new claims and existing claims and revises estimates as appropriate. As new claims arise, revisions in estimates of the potential liability could materially impact the Company's results of operations and our financial position.

        Stock-Based Compensation is accounted for in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-Based Payment (now codified within Accounting Standards Codification ("ASC") 718 Compensation—Stock Compensation). The Company utilizes the Black-Scholes model, which requires the input of subjective assumptions. These assumptions include estimating (a) the length of time employees will retain their vested stock options before exercising them ("expected term"), (b) the volatility of the Company's common stock price over the expected term, and (c) the number of options that will be forfeited. Changes in these assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related expense amounts recognized on the consolidated statements of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Significant Accounting Policies (Continued)

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

        Selling and Distribution Expenses include sales and distribution labor costs, sales distribution center and warehouse costs, depreciation expense related to sales distribution and warehouse facilities, point-of-sale expenses and advertising expenses.

        General and Administrative Expenses include administrative support labor and "back office" or support costs such as treasury, legal, information services, accounting, internal audit, human resources and executive management costs. General and Administrative Expenses also include costs associated with stock-based compensation.

        Advertising Costs for in-store and media advertising as well as co-op advertising, catalog costs, product displays, show/exhibit costs, advertising royalty related to the sales of licensed brands, internet costs associated with affiliation fees, printing costs and promotional allowances are expensed as incurred. Advertising expenses were approximately $85.6 million, $97.1 million and $88.7 million for 2009, 2008 and 2007, respectively.

        Noncontrolling Interest, formerly defined as minority interest, is recognized as equity in the consolidated balance sheets, is reflected in net income attributable to noncontrolling interests in consolidated net income and is captured within a summary of changes in equity attributable to controlling and noncontrolling interests. A noncontrolling interest emphasizes the Company's substantive control over a subsidiary rather than a simple ownership percentage as with minority interest.

        Earnings Per Share ("EPS").    Basic EPS is based on the weighted average number of common shares outstanding during each period. Diluted EPS includes Basic EPS plus the effects of dilutive common stock equivalents outstanding during each period using the treasury stock method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Significant Accounting Policies (Continued)

        The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS:

Fiscal Year	2009	2008	2007
	IN THOUSANDS, EXCEPT PER SHARE DATA
Numerator:
Net income attributable to Fossil, Inc.	$139,188	$138,097	$123,261

Denominator:
Basic EPS computations:
Basic weighted average common shares outstanding	66,684	67,525	68,213

Basic EPS	$2.09	$2.05	$1.81

Diluted EPS computation:
Basic weighted average common shares outstanding	66,684	67,525	68,213
Stock options, stock appreciation rights and restricted stock units	469	798	2,120

Diluted weighted average common shares outstanding	67,153	68,323	70,333

Diluted EPS	$2.07	$2.02	$1.75

        Approximately 812,000, 392,000, and 3,000 weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation in 2009, 2008 and 2007, respectively, because they were antidilutive. These common share equivalents may be dilutive in future EPS calculations.

        Income Taxes are provided for under the asset and liability method for temporary differences in the recognition of certain revenues and expenses for tax and financial reporting purposes. Effective January 7, 2007, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (now codified within ASC 740, Income Taxes ("ASC 740")) which addresses how the benefit of tax positions taken or expected to be taken on a tax return should be recorded in the financial statements. Tax benefits associated with uncertain tax positions are recognized in the period in which one of the following conditions is satisfied: (1) the more likely than not recognition threshold is satisfied; (2) the position is ultimately settled through negotiation or litigation; or (3) the statute of limitations for the taxing authority to examine and challenge the position has expired. Tax benefits associated with an uncertain tax position are derecognized in the period in which the more likely than not recognition threshold is no longer satisfied.

  Newly Issued Accounting Standard Updates

        In February 2010, FASB issued ASU 2010-9 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements ("ASU 2010-9"). ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-9 is effective for interim and annual periods ending after June 15, 2010. The Company does not expect the adoption of ASU 2010-09 to have a material impact on its consolidated results of operations or financial position.

        In January 2010, FASB issued ASU 2010-6 Improving Disclosures about Fair Measurements ("ASU 2010-6"). ASU 2010-6 provides amendments to subtopic 820-10 that require separate disclosure

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Significant Accounting Policies (Continued)

of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-6 provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-6 is effective for financial statements issued for interim and annual periods ending after December 15, 2010. The Company does not expect the adoption of ASU 2010-06 to have a material impact on its consolidated results of operations or financial position.

        In January 2010, FASB issued ASU 2010-2 Accounting and Reporting for Decreases in Ownership of a Subsidiary- a Scope Clarification ("ASU 2010-2"). ASU 2010-2 addresses implementation issues related to the changes in ownership provisions in the Consolidation—Overall Subtopic (Subtopic 810-10) of the FASB Accounting Standards Codification, originally issued as FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. ASU 2010-2 is effective for the Company starting January 3, 2010. The Company does not expect the adoption of ASU 2010-2 to have a material impact on the Company's consolidated results of operations or financial position.

        In December 2009, FASB issued ASU 2009-17 Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities ("ASU 2009-17"). ASU 2009-17 amends the FASB ASC for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. ASU 2009-17 also requires additional disclosures about an enterprise's involvement in variable interest entities. ASU 2009-17 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of ASU 2009-17 to have a material impact on its consolidated results of operations or financial position.

        In December 2009, FASB issued ASU 2009-16 Transfers and Servicing (Topic 860) Accounting for Transfers of Financial Assets ("ASU 2009-16"). ASU 2009-16 amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The amendments in ASU 2009-16 improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. ASU 2009-16 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Significant Accounting Policies (Continued)

The Company does not expect the adoption of ASU 2009-16 to have a material impact on its consolidated results of operations or financial position.

Newly Adopted Accounting Standard Codification

        In August 2009, FASB issued ASU 2009-5 Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value ("ASU 2009-5"). ASU 2009-5 provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of liabilities. ASU 2009-5 clarifies that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value. ASU 2009-5 was effective for the Company for interim and annual periods ending after October 3, 2009. The adoption of ASU 2009-5 did not have a material impact on the Company's consolidated results of operations or financial position.

        In August 2009, FASB issued ASU 2009-4 Accounting for Redeemable Equity Instruments—an Amendment to Section 480-10-S99 ("ASU 2009-4"). ASU 2009-4 represents a Securities and Exchange Commission ("SEC") update to Section 480-10-S99, Distinguishing Liabilities from Equity. The adoption of guidance within ASU 2009-4 did not have an impact on the Company's consolidated results of operations or financial position.

        In June 2009, FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—A Replacement of FASB Statement No. 162, (now codified within ASC 105, Generally Accepted Accounting Principles ("ASC 105")). ASC 105 establishes the Codification as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. All guidance contained in the Codification carries an equal level of authority. Following this statement, FASB will not issue new standards in the form of statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates, which will serve only to: (1) update the Codification; (2) provide background information about the guidance; and (3) provide the bases for conclusions on the change(s) in the Codification. ASC 105 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification supersedes all existing non-SEC accounting and reporting standards. The adoption of ASC 105 did not have an impact on the Company's consolidated results of operations or financial position.

        In May 2009, FASB issued SFAS No. 165, Subsequent Events, (now codified within ASC 855, Subsequent Events ("ASC 855")). ASC 855 establishes the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 was effective for the Company on April 5, 2009. The adoption of ASC 855 did not have a material impact on the Company's consolidated results of operations or financial position.

        In April 2009, FASB issued Staff Position ("FSP") No. 115-2 and FSP 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (now codified within ASC 320, Investments—Debt and Equity Securities ("ASC 320")). ASC 320 provides greater clarity about the credit and noncredit component of an other-than-temporary impairment event and more effectively communicates when an other-than-temporary impairment event has occurred. ASC 320 amends the other-than-temporary impairment model for debt securities. The impairment model for equity securities was not affected. Under ASC 320, an other-than-temporary impairment must be recognized through earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Significant Accounting Policies (Continued)

required to sell the debt security before recovery of its amortized cost basis. This standard was effective for interim periods ending after June 15, 2009. The adoption of ASC 320 did not have a material impact on the Company's consolidated results of operations or financial position.

        In April 2009, FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (now codified within ASC 820, Fair Value Measurements and Disclosures). ASC 820 provides guidelines for making fair value measurements more consistent and provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed. ASC 820 is applied to all assets and liabilities (i.e., financial and non-financial) and requires enhanced disclosures. This standard was effective for periods ending after June 15, 2009. The adoption of ASC 820 did not have a material impact on the Company's consolidated results of operations or financial position.

        In April 2009, FASB issued FSP 107-1 and Accounting Principles Board 28-1, Interim Disclosures about Fair Value of Financial Instruments (now codified within ASC 825, Financial Instruments ("ASC 825")). ASC 825 requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. ASC 825 was effective for interim periods ending after June 15, 2009. The adoption of ASC 825 did not have a material impact on the Company's consolidated results of operations or financial position.

        In June 2008, FASB issued Staff Position—Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (now codified within ASC 260, Earnings Per Share ("ASC 260")). Under ASC 260, unvested share based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. ASC 260 was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years and requires retrospective application. The adoption of ASC 260 did not have a material impact on the Company's earnings per share calculations.

        In April 2008, FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets (now codified within ASC 350, Intangibles—Goodwill and Other ("ASC 350")). ASC 350 provides guidance for determining the useful life of a recognized intangible asset and requires enhanced disclosures so that users of financial statements are able to assess the extent to which the expected future cash flows associated with the asset are affected by our intent and/or ability to renew or extend the arrangement. ASC 350 was effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of ASC 350 on January 4, 2009 did not impact the Company's consolidated results of operations or financial position.

        In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (now codified within ASC 815, Derivatives and Hedging ("ASC 815")). ASC 815 requires enhanced disclosures about an entity's derivative and hedging activities aimed at improving the transparency of financial reporting. ASC 815 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of ASC 815 did not have any impact on the Company's consolidated results of operations or financial position. Refer to Note 7, Derivatives and Risk Management, of this Form 10-K for the enhanced disclosures required by the adoption of ASC 815.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Significant Accounting Policies (Continued)

        In December 2007, FASB issued SFAS No. 141(R), Business Combinations (now codified within ASC 805, Business Combinations ("ASC 805")). ASC 805 establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date. ASC 805 significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs and restructuring costs. In addition, under ASC 805, changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. The provisions of this standard will apply to any acquisitions we complete on or after December 15, 2008. The adoption of ASC 805 did not have an impact on the Company's consolidated results of operations or financial position.

        In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (now codified within ASC 810, Consolidation ("ASC 810")). ASC 810 changes the accounting and reporting for minority interests, which is recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. The provisions of ASC 810 were applied to all noncontrolling interests prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented and have been disclosed as such in our consolidated financial statements herein. ASC 810 became effective for fiscal years beginning on or after December 15, 2008. The Company adopted ASC 810 effective January 4, 2009. Upon adoption of ASC 810, the Company has recognized noncontrolling interests as equity in the consolidated balance sheets and has reflected net income attributable to noncontrolling interests in consolidated net income.

        In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (now codified within ASC 820). ASC 820 provides guidance for using fair value to measure assets and liabilities. Under ASC 820, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The guidance within ASC 820 became effective for financial statements issued for fiscal years beginning after November 15, 2007; however, the FASB provided a one year deferral for implementation of the standard for non-recurring, non-financial assets and liabilities. The Company adopted ASC 820 for non-financial assets and non-financial liabilities effective January 4, 2009, which did not have any effect on its consolidated results of operations or financial position.

2. Acquisitions

        In February 2006, Fossil International Holdings, Inc. ("FIH"), a wholly owned subsidiary of the Company, contributed approximately $4.3 million to Fossil Mexico, Sociedad Anonima de Capital Variable ("Fossil Mexico"), a newly- formed entity that is 51% owned by FIH. On February 1, 2006, Fossil Mexico acquired certain fixed assets, intangible assets and inventory from Grupo Japme, S.A. de C.V. ("Grupo Japme"), the Company's distributor in Mexico, for a cash purchase price of approximately $7.2 million. The terms of this transaction included an earnout payment to Grupo Japme in an amount of $1.3 million in the event that defined earnings objectives were achieved within the twelve months following the acquisition date. The acquisition was recorded as a purchase and resulted in goodwill of approximately $1.0 million. In 2007, the Company paid an additional $1.3 million in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Acquisitions (Continued)

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

        Goodwill.    The changes in the carrying amount of goodwill, which is not subject to amortization, are as follows:

Fiscal Year	United States— Wholesale	Europe— Wholesale	Other International— Wholesale	Direct to Consumer	Total
	IN THOUSANDS
Balance at January 5, 2008	$21,799	$18,908	$4,778	$—	$45,485
Currency	—	(1,769)	(499)	—	(2,268)

Balance at January 3, 2009	21,799	17,139	4,279	—	43,217
Currency	—	915	134	—	1,049

Balance at January 2, 2010	$21,799	$18,054	$4,413	$—	$44,266

3. Inventories

        Inventories—net consist of the following:

Fiscal Year	2009	2008
	IN THOUSANDS
Components and parts	$17,041	$22,354
Work-in-process	2,943	3,339
Inventory purchases in transit	35,012	30,056
Finished goods	201,515	252,523

	256,511	308,272
Inventory obsolescence reserve	(10,797)	(16,317)

Inventories—net	$245,714	$291,955

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Property, Plant and Equipment

        Property, plant and equipment—net consist of the following:

Fiscal Year	2009	2008
	IN THOUSANDS
Land	$19,738	$18,113
Buildings	78,916	77,660
Furniture and fixtures	85,847	83,980
Computer equipment and software	101,187	90,726
Leasehold improvements	99,736	86,844
Construction in progress	9,271	6,763

	394,695	364,086
Less accumulated depreciation and amortization	182,328	156,758

Property, plant and equipment—net	$212,367	$207,328

5. Investments

        The Company maintains a 50% equity interest in Fossil Spain, S.A. ("Fossil Spain") pursuant to a joint venture agreement with Sucesores de A. Cardarso for the marketing, distribution and sale of the Company's products in Spain and Portugal. The Company has accounted for the investment based upon the equity method from the effective date of the transaction and as of January 2, 2010 the investment balance was approximately $13.7 million. The Company's equity in Fossil Spain's net income was $1.1 million, $1.6 million and $2.2 million for 2009, 2008 and 2007, respectively, and is included in other income (expense)—net. Net sales to Fossil Spain by the Company for 2009, 2008, and 2007 were $8.0 million, $19.9 million and $18.1 million, respectively. The Company had receivable balances from Fossil Spain of $1.7 million and $1.5 million as of January 2, 2010 and January 3, 2009, respectively, which is included in accounts receivable—net.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Intangibles and Other Assets

        Intangibles and other assets—net consist of the following:

		2009		2008
Fiscal Year	Useful Lives	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
		IN THOUSANDS
Intangibles—subject to amortization:
Trademarks	10 yrs.	$2,646	$1,612	$2,620	$1,459
Customer list	9 yrs.	7,786	5,745	7,656	4,578
Patents	14 - 20 yrs.	764	303	752	258
Other	7 - 20 yrs.	201	184	196	168

Total intangibles—subject to amortization		11,397	7,844	11,224	6,463
Intangibles—not subject to amortization:
Trade names		20,815	—	23,327	—
Other assets:
Key money deposits		22,822	5,191	17,011	2,405
Other deposits		9,015	—	8,639	—
Deferred compensation plan assets		2,847	—	2,101	—
Other		6,379	593	7,131	291

Total other assets		41,063	5,784	34,882	2,696

Total intangibles and other assets		$73,275	$13,628	$69,433	$9,159

Net of amortization			$59,647		$60,274

        Amortization expense for intangible assets was approximately $1.3 million for 2009 and $1.4 million for each of 2008 and 2007. Amortization expense related to existing intangibles is estimated to be approximately $1.4 million for 2010, $0.8 million for 2011, $0.5 million for 2012 and $0.2 million for 2013.

        As noted in Note 1, during the fourth quarter of 2009, the Company performed its annual impairment test of certain trade names. The analysis resulted in net of tax impairment charges of $0.4 million and $1.8 million to the OYZTERBAY and ZODIAC trade names, respectively, representing the excess of the carrying cost of these indefinite-lived intangible assets over their estimated fair value. During 2008, the analysis resulted in net of tax impairment charges of $3.5 million and $1.8 million to the MICHELE and ZODIAC trade names, respectively. The MICHELE trade name is reported within the Company's U.S. Wholesale segment while the ZODIAC and OYZTERBAY trade names are reported within the Europe Wholesale segment. The Company includes trade name impairment charges in selling and distribution expenses. There were no impairment adjustments to trade names in 2007.

7. Derivatives and Risk Management

        On January 4, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, (now codified within ASC 815, Derivatives). ASC 815 requires enhanced disclosures about a company's derivative instruments and hedging activities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Derivatives and Risk Management (Continued)

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

        The Company designates only those contracts which closely match the terms of the underlying transaction for hedge accounting treatment. These hedges resulted in no ineffectiveness in the statements of operations, and there were no components excluded from the assessment of hedge effectiveness for 2009.

        As of January 2, 2010, the Company had the following outstanding forward contracts that were entered into to hedge the future payments of intercompany inventory transactions:

Functional Currency		Contract Currency
Type	Amount	Type	Amount
IN THOUSANDS		IN THOUSANDS
Euro	84,700	U.S. Dollar	121,472
British Pound	3,000	U.S. Dollar	4,742
Japanese Yen	1,977,000	U.S. Dollar	21,847
Mexican Peso	31,394	U.S. Dollar	2,400
Australian Dollar	7,000	U.S. Dollar	5,792
Canadian Dollar	10,500	U.S. Dollar	9,975

        The effective portion of gains and (losses) on derivative instruments designated and qualifying as cash flow hedges that was recognized in accumulated other comprehensive income (loss), net of taxes during 2009 and 2008 is set forth below:

	For the Year Ended January 2, 2010	For the Year Ended January 3, 2009
	IN THOUSANDS	IN THOUSANDS
Foreign exchange contracts	$(2,911)	$7,486

Total (loss) gain recognized in other comprehensive (loss) income, net of taxes	$(2,911)	$7,486

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Derivatives and Risk Management (Continued)

        The effective portion of gains and losses on derivative instruments designated and qualifying as cash flow hedges recorded in accumulated other comprehensive income (loss), net of taxes during the term of the hedging relationship and reclassified into earnings during 2009 and 2008 is set forth below:

	Consolidated Income Statement Location	For the Year Ended January 2, 2010	Consolidated Income Statement Location	For the Year Ended January 3, 2009
	IN THOUSANDS		IN THOUSANDS
Foreign exchange contracts	Other Income (Expense)—net	$1,453	Other Income (Expense)—net	$273

Total gain (loss) reclassified from other comprehensive income (loss) into income, net of taxes		$1,453		$273

        The table below discloses the Company's fair value amounts as separate asset and liability values, presents the fair value of derivative instruments on a gross basis and identifies the line item(s) in the balance sheet in which the fair value amounts for these categories of derivative instruments are included.

	Asset Derivatives				Liability Derivatives
	January 2, 2010		January 3, 2009		January 2, 2010		January 3, 2009
	IN THOUSANDS				IN THOUSANDS
	Consolidated Balance Sheet Location	Fair Value	Consolidated Balance Sheet Location	Fair Value	Consolidated Balance Sheet Location	Fair Value	Consolidated Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Foreign exchange contracts	Other Current Assets	$2,122	Other Current Assets	$8,476	Accounts Payable	$2,116	Other Current Assets	$3,629

Total derivatives designated as hedging instruments under ASC 815:		$2,122		$8,476		$2,116		$3,629

        At the end of fiscal year 2009, the Company had foreign exchange contracts with maturities extending through 2011. The estimated net amount of the existing losses at the reporting date that is expected to be reclassified into earnings within the next 12 months is approximately $0.2 million.

8. Fair Value Measurements

        The Company adopted SFAS No. 157, Fair Value Measurements ("SFAS 157") (now codified within ASC 820, Fair Value Measurement and Disclosures ("ASC 820")). ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Fair Value Measurements (Continued)

  •
  Level 1—Quoted prices in active markets for identical assets or liabilities.

  •
  Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

  •
  Level 3—Unobservable inputs based on the Company's assumptions.

        ASC 820 requires the use of observable market data if such data is available without undue cost and effort.

        The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of January 2, 2010:

	Fair Value at January 2, 2010
	Level 1	Level 2	Level 3	Total
	IN THOUSANDS
Assets:
Investment in bonds	$7,453	$—	$—	$7,453
Investment in publicly traded equity securities	542	—	—	542
Foreign exchange forward contracts	—	2,122	—	2,122
Deferred compensation plan assets	2,847	—	—	2,847

Total	$10,842	$2,122	$—	$12,964

Liabilities:
Foreign exchange forward contracts	$—	$2,116	$—	$2,116

Total	$—	$2,116	$—	$2,116

        The fair values of the Company's available-for-sale securities and deferred compensation plan assets are based on quoted prices. The deferred compensation plan assets are recorded as intangible and other assets-net. The foreign exchange forward contracts are entered into by the Company principally to hedge the future payment of intercompany inventory purchases by non-U.S. subsidiaries. The fair values of the Company's foreign exchange forward contracts are based on published quotations of spot currency rates and forwards points, which are converted into implied forward currency rates and are recorded as an asset within prepaid expenses and other current assets or as a liability within accounts payable.

        The Company has evaluated its short-term and long-term debt and believes, based on the interest rates, related terms and maturities, that the fair values of such instruments approximate their carrying amounts. As of January 2, 2010 and January 3, 2009, the carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated their values due to the short-term maturities of these accounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Fair Value Measurements (Continued)

        The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a nonrecurring basis as of January 2, 2010:

		Fair Value at January 2, 2010
	Year Ended January 2, 2010	Level 1	Level 2	Level 3	Total Gains/Losses
		IN THOUSANDS
Assets:
Specific Company-owned stores—net	$—	$—	$—	$—	$(2,506)
Specific trade names	2,315	—	—	2,315	(2,726)

Total		$—	$—	$2,315	$(5,232)

        In accordance with the provisions of SFAS No. 144, "Impairment of Long-Lived Assets", (now codified within subsections of ASC 360, Property, Plant and Equipment), property, plant and equipment—net with a carrying amount of $214.9 million was written down to fair value of $212.4 million, resulting in an impairment charge of $2.5 million, which was included in earnings for the period. The fair value of the Company-owned retail stores is determined using level 3 inputs. If undiscounted cash flows estimated to be generated through the operations of Company-owned retail stores are less than the carrying value of the underlying assets, impairment losses are recorded in selling and distribution expenses.

        In accordance with the provisions SFAS No. 142, "Goodwill and Other Intangible Assets" (now codified within ASC 350, Intangibles—Goodwill and Other), intangible and other assets—net with a carrying amount of $62.3 million were written down to implied fair value of $59.6 million, resulting in an impairment charge of $2.7 million, which was included in earnings during fiscal year 2009.

9. Debt

        Short-Term: U.S.-based:    On November 18, 2009, the Company executed a renewal of its Loan Agreement and Revolving Line of Credit (the "Revolver") and decreased the commitment under the Revolver from $140 million to $100 million with its primary bank, Wells Fargo Bank ("Wells Fargo"). The Revolver allows for an increase in the commitment from $100 million to $200 million upon the request of the Company and approval of Wells Fargo. The Revolver also includes a commitment fee ranging from 0.1% to 0.2% for any amounts un-used under such Revolver. The Revolver is secured by 65% of the issued and outstanding shares of certain subsidiaries of the Company pursuant to an Amended and Restated Stock Pledge Agreement entered into as of November 19, 2008. The Revolver requires the maintenance of net worth, quarterly income, working capital and certain financial ratios. Borrowings under the Revolver bear interest at the option of the Company (i) at the lesser of (a) the higher of the prime rate (3.25% at fiscal year-end 2009) plus 1.5% or 3% or (b) the maximum rate allowed by law or (ii) the London Interbank Offer Rate ("LIBOR") base rate (0.23% at fiscal year-end 2009) plus 0.75%. The Company may prepay the Revolver without penalty. Wells Fargo may accelerate the Revolver to be immediately due and payable if the Company fails to pay any part of the principal or interest of the Revolver, or upon an Event of Default (as defined in the Revolver). If needed, the Company would use the proceeds primarily for working capital needs, potential acquisitions and for general corporate purposes. The Revolver expires on November 17, 2010. There were no outstanding borrowings as of fiscal year-end 2009. Amounts available under the Revolver are reduced by any amounts outstanding under letters of credit or stand-by letters of credit and by amounts outstanding under foreign-based borrowing arrangements. At the end of fiscal year 2009, the Company had

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Debt (Continued)

available borrowings of approximately $67.8 million under the Revolver. The Company's interest expense related to outstanding borrowings under the Revolver was $120,000 and $38,000 for 2008 and 2007, respectively. As a result of no outstanding borrowing during fiscal year 2009, the Company incurred no interest expense related to the Revolver during fiscal year 2009. The Company is in compliance with all covenants related to the Revolver as of January 2, 2010.

        Short-Term: Foreign-based:    The Company's Japanese subsidiary, Fossil Japan, maintains two separate 150 million Yen short-term credit facilities in Japan, one bearing interest at the short-term prime rate (1.475% at fiscal year-end 2009) and one bearing interest based upon the Tokyo Interbank Offer Rate ("TIBOR") (1.475% as of fiscal year-end 2009). Japan-based borrowings, in U.S. dollars, under these facilities were approximately $3.2 million and $4.9 million at fiscal year-end 2009 and 2008, respectively. Up to May 3, 2008, Fossil U.K. Ltd. ("Fossil UK") maintained a 4.0 million British Pound revolving credit facility with interest costs under this facility based upon the aggregate of the Margin, LIBOR and Mandatory Lending Agreement ("MLA") costs (7.11% on a combined basis at fiscal year-end 2008). On May 3, 2008, Fossil U.K. retired all outstanding borrowings under this facility and did not renew the facility upon expiration in 2008. The Company incurred approximately $61,000, $142,000 and $532,000 of interest expense related to Japan and UK borrowings for 2009, 2008 and 2007, respectively. The borrowings entered into by Fossil Japan and Fossil UK were primarily used for working capital purposes and the purchase of a new office/distribution center, respectively.

        Long-Term: Foreign-based:    On September 21, 2007, Fossil Group Europe, Gmbh ("FGE"), a wholly owned subsidiary of the Company, entered into a long-term note payable with its primary bank (the "FGE Note") related to the purchase of a building in Basel, Switzerland. The FGE Note has a variable interest rate (2% at fiscal year-end 2009) with interest payments due quarterly. This note requires minimum principal payments of 100,000 Swiss Francs (approximately $97,000 U.S. dollars at fiscal year-end 2009), per year with no stated maturity and no penalties for early payment. The FGE Note requires FGE to submit an annual balance sheet and income statement and is secured by the Company's building in Basel, Switzerland. The Company incurred approximately $76,000, $119,000, and $31,000 of interest expense related to the FGE Note for 2009, 2008, and 2007, respectively. At fiscal year-end 2009 and 2008, FGE had outstanding long-term notes payable of $3.6 million and $3.5 million, respectively.

        Letters of Credit:    On May 13, 2009, FGE and Fossil Partners LP ("LP") executed a renewal of their Letter of Credit Facility (the "Facility") with the Hongkong and Shanghai Banking Corporation Limited ("HSBC"). Fossil Asia Pacific Ltd. was added to the Facility as part of the renewal. The purpose of the Facility is to allow for up to $40 million of commercial and/or standby letters of credit. At fiscal year-end 2009 and 2008, the Company had outstanding letters of credit of approximately $24.9 million and $18.8 million, respectively, and stand-by letters of credit of approximately $0.4 million and $7.1 million, respectively. Letters of credit and stand-by letters of credit are primarily issued to vendors for the purchase of merchandise.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Other Income (Expense)—Net

        Other income (expense)—net consists of the following:

Fiscal Year	2009	2008	2007
	IN THOUSANDS
Interest income	$1,310	$4,209	$5,362
Equity in the earnings of joint venture, net of tax	1,146	1,562	2,202
Currency gains (losses)	5,779	(16,897)	(826)
Royalty income	478	453	447
Other (losses) gains	(207)	(338)	1,134

Other income (expense)—net	$8,506	$(11,011)	$8,319

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Taxes

Income Taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the consolidated deferred tax assets and liabilities were:

Fiscal Year	2009	2008
	IN THOUSANDS
Current deferred income tax assets (liabilities):
Bad debt allowance	$5,018	$4,522
Returns allowance	9,162	8,876
Inventory	7,442	5,689
Compensation	1,999	5,633
Accrued liabilities	4,021	3,096
In-transit returns inventory	(3,788)	(4,112)
Deferred rent	874	565
Loss carry-forwards	1,047	653
Other	5,657	3,403

Total current deferred tax assets	31,432	28,325
Valuation allowance	(2,495)	(1,319)

Net current deferred income tax assets	$28,937	$27,006

Long-term deferred income tax (liabilities) assets:
Unrealized exchange losses	(298)	843
State income tax and interest on tax contingencies	2,654	2,541
Fixed assets	(10,758)	(9,564)
Trade-names and customer list	(7,127)	(7,390)
Compensation	4,408	2,607
Deferred rent	3,252	3,220
Loss carry-forwards	3,516	3,644
Undistributed earnings of certain foreign subsidiaries	(18,141)	(12,359)
Tax deductible foreign reserves	(654)	(515)
Other	1,233	1,049

Total deferred income tax liabilities	(21,915)	(15,924)
Valuation allowance	(2,470)	(3,572)

Net long-term deferred income tax liabilities	$(24,385)	$(19,496)

Total long-term deferred income tax assets	2,654	$3,384
Total long-term deferred income tax liabilities	(27,039)	(22,880)

Net long-term deferred income tax liabilities	$(24,385)	$(19,496)

        The deferred income tax asset for loss carry-forwards includes $16.1 million of net operating losses of foreign subsidiaries that expire at various dates for the years indicated below. Valuation allowances have been recorded to reflect the estimated amount of deferred tax assets that may not be realized on these losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Taxes (Continued)

Gross operating loss carry-forwards:

IN THOUSANDS
Expires 2010	$—
Expires 2011	291
Expires 2012	52
Expires 2013	745
Expires 2014	564
Expires thereafter	14,448

Total gross loss carry-forwards	$16,100

        The following table identifies earnings before income taxes for the Company's U.S. and non-U.S. based operations for the years indicated:

Fiscal Year	2009	2008	2007
	IN THOUSANDS
U.S.	$94,543	$68,457	$34,947
Non-U.S.	125,355	125,747	158,967

Total	$219,898	$194,204	$193,914

        The Company's provision for income taxes consists of the following for the years indicated:

Fiscal Year	2009	2008	2007
	IN THOUSANDS
Current provision:
U.S. federal	$46,350	$27,732	$36,105
Non-U.S.	22,629	21,127	31,455
State and local	3,284	2,386	2,290

Total current	72,263	51,245	69,850
Deferred provision
U.S. federal	3,320	5,013	(4,958)
Non-U.S.	(39)	(3,850)	867
State and local	60	(57)	(333)

Total deferred	3,341	1,106	(4,424)
Provision for income taxes	$75,604	$52,351	$65,426

        The expected cash payments for the current federal income tax expense for 2009, 2008 and 2007 were reduced by approximately $2.1 million, $2.1 million and $17.7 million, respectively, as a result of tax deductions related to the exercise of non-qualified stock options and stock appreciation rights and the vesting of restricted stock and restricted stock units. The expected cash payments for current foreign tax expense were reduced by $0.5 million in 2009 as a result of tax deductions related to the exercise of stock options and the vesting of restricted stock granted to foreign employees. The income tax benefits resulting from these stock-based compensation plans have been recorded to additional paid in capital.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Taxes (Continued)

        The Company was granted a 100% tax holiday for its watch assembly activities in Switzerland for tax years 2003 through 2007 and a 60% tax holiday for tax years 2008 through 2012. After 2012, the Company will pay the full Swiss tax rate on its watch assembly activities. This holiday had the effect of reducing current foreign income taxes by $130,000, $220,000, and $500,000 in fiscal years 2009, 2008 and 2007, respectively.

        A reconciliation of income tax computed at the U.S. federal statutory income tax rate of 35% to the provision for income taxes is as follows:

Fiscal Year	2009	2008	2007
Tax at statutory rate	35.0%	35.0%	35.0%
State, net of federal tax benefit	0.8	0.9	0.7
Foreign rate differential	(9.2)	(13.8)	(11.9)
U.S. tax on foreign income	8.7	12.6	8.0
Income tax contingencies	(0.4)	(8.0)	1.2
Other	(0.5)	0.3	0.7

Provision for income taxes	34.4%	27.0%	33.7%

Deferred U.S. federal income taxes and foreign withholding taxes are not provided on undistributed earnings of certain foreign subsidiaries where management plans to continue reinvesting these earnings outside the U.S. The amount of undistributed earnings that would be subject to tax if distributed is approximately $223 million at January 2, 2010. Determination of tax amounts that would be payable if earnings were distributed to the U.S. company is not practicable.

        The total amount of unrecognized tax benefits under ASC 740, excluding interest and penalties that would favorably impact the effective tax rate in future periods, if recognized is $7.8 million as of January 2, 2010, $8.9 million as of January 3, 2009 and $10.7 million as of January 5, 2008. The Company's income tax returns are under audit by the Internal Revenue Service for years 2005 and 2006. The Company is also subject to examinations in various state and foreign jurisdictions for the 2004-2008 tax years, none of which are individually significant. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

        The Company has classified uncertain tax positions as long-term income taxes payable unless such amounts are expected to be paid within twelve months from January 2, 2010. As of January 2, 2010, the Company has recorded $17 million of unrecognized tax benefits, excluding interest and penalties, for positions that could be settled within the next twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes receivable/payable, respectively. The total amount of accrued income tax-related interest and penalties included in the condensed consolidated balance sheet was $5.2 million and $0.3 million, respectively at January 2, 2010 and $5.5 million and $0.4 million, respectively at January 3, 2009. The Company accrued interest expense of $1.8 million in 2009 and $3.0 million in each of fiscal years 2008 and 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Taxes (Continued)

        The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the fiscal years indicated:

Fiscal Year	2009	2008	2007
	IN THOUSANDS
Balance at beginning of year	$33,855	$57,195	$51,441
Gross increases—Tax positions in prior years	4,676	2,710	136
Gross decreases—Tax positions in prior period	(641)	(21,473)	(4,631)
Gross increases—current year tax positions	2,428	3,869	9,831
Settlements	—	(8,595)	(206)
Lapse in statute of limitations	(4,902)	—	—
Increase due to currency revaluation	10	149	624

Balance at end of year	$35,426	$33,855	$57,195

Other Taxes

        Subsequent to making a voluntary disclosure, the Company entered into a closing agreement with the IRS to pay the tax liability of its employees, including interest and penalties, arising under Section 409A relating to in-the-money stock options exercised by such employees subsequent to January 1, 2006 up to a certain date. The total payment including penalties was $0.2 million and was made in fiscal year 2009.

        The Company also entered into a closing agreement with the IRS pursuant to a voluntary correction program to settle payroll tax liabilities associated with certain equity grants previously awarded to employees as incentive stock options that should have been treated as non-qualified stock options. Due to different tax requirements associated with the exercise of an incentive stock option versus a non-qualified stock option, it was determined that certain employer and employee FICA taxes and employee withholding taxes were not properly withheld at the time such options were exercised. During fiscal year 2009, the Company paid $2.5 million in delinquent FICA taxes and federal income taxes, including both the employer and employee portions.

12. Commitments and Contingencies

        License Agreements.    The Company has various license agreements to market watches bearing certain trademarks or patents owned by various entities. In accordance with these agreements, the Company incurred royalty expense of approximately $73.9 million, $74.9 million and $60.7 million in 2009, 2008 and 2007, respectively. These amounts are included in the Company's cost of sales or if advertising related, selling and distribution expenses. The Company has various agreements in effect at fiscal year-end 2009 which expire on dates between 2009 and 2014 and such agreements also require the Company to pay royalties ranging from 3.0% to 20% of defined net sales. We are negotiating a new long-term contract for the license that expired at the end of 2009 and have the right to continue the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Commitments and Contingencies (Continued)

business while negotiating. Future minimum royalty commitments under such agreements, by fiscal year, are as follows:

IN THOUSANDS
2010	$60,363
2011	54,595
2012	53,286
2013	43,240
2014	12,545
Thereafter	—

$224,029

        Leases.    The Company leases its retail and outlet store facilities as well as certain of its office and warehouse facilities and equipment under non-cancelable operating leases and capital leases. Most of the retail and outlet store leases provide for contingent rental payments based on operating results and require the payment of taxes, insurance and other costs applicable to the property. Generally, these leases include renewal options for various periods at stipulated rates. Rent expense under these agreements was approximately $77.6 million, $62.7 million and $45.6 million for 2009, 2008 and 2007, respectively. Contingent rent expense was approximately $1.8 million, $1.7 million and $1.7 million for 2009, 2008 and 2007, respectively. Future minimum rental commitments under such non-cancelable leases, by fiscal year, are as follows:

	Operating	Capital
	IN THOUSANDS
2010	$63,712	$308
2011	56,720	300
2012	52,119	298
2013	46,598	297
2014	41,720	74
Thereafter	137,221	—

	$398,090	$1,277

Less amounts representing interest	—	(32)

Capital lease obligations, included in short-term debt and in other long-term debt		$1,245

        The Company has entered into a sublease agreement with a third party related to one of its former retail store locations, which expires in 2011. Future sublease income is expected to be approximately $1.2 million for 2010 and $0.6 million for 2011.

        Purchase Obligations.    As of January 2, 2010, the Company had purchase obligations totaling $85.1 million.

        Asset Retirement Obligations.    SFAS No. 143 Accounting for Asset Retirement Obligations (now codified within ASC 410, Asset Retirement and Environmental Obligations ("ASC 410")) requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made and that the associated asset retirement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Commitments and Contingencies (Continued)

costs be capitalized as part of the carrying amount of the long-lived asset. The Company's asset retirement obligations relate to costs associated with the retirement of leasehold improvements under store and office leases, within the Europe wholesale segment, the Other International wholesale segment, and the Direct to Consumer segment. The Company had asset retirement obligations of $2.9 million as of January 2, 2010.

        Litigation.    The Company is occasionally subject to litigation or other legal proceedings. Set forth below is a description of the Company's significant pending legal matters. Although the estimated range of loss, if any, for the pending legal matters described below cannot be estimated at this time, the Company does not believe that the outcome of these, or any other pending legal matters, individually or collectively, will have a material adverse effect on the business or financial condition of the Company although such matters may have a material adverse effect on the Company's results of operations or cash flows in a particular period.

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

13. Stockholders' Equity and Benefit Plans

        Common and Preferred Stock.    The Company has 100,000,000 shares of common stock, par value $0.01 per share, authorized, with 66,899,736 and 66,501,883 shares issued and outstanding at fiscal year end 2009 and 2008, respectively. The Company has 1,000,000 shares of preferred stock, par value $0.01 per share, authorized, with none issued or outstanding. Rights, preferences and other terms of preferred stock will be determined by the Board of Directors at the time of issuance.

        Common Stock Repurchase Programs.    During December of 2009, the Company's Board of Directors approved a stock repurchase program pursuant to which $20 million could be used to purchase outstanding shares. No shares were purchased under this authorization during fiscal year 2009. During 2008 and 2007, the Company's Board of Directors approved two stock repurchase programs, pursuant to which up to 2,000,000 shares of its common stock could be repurchased under each program. During fiscal years 2008 and 2007, the Company completed these two repurchase programs and retired 3.6 million and 0.4 million shares, respectively, of its common stock at a cost of approximately $105.9 million and $15.9 million, respectively. The repurchase programs were conducted pursuant to Rule 10b-18 of the Securities Exchange Act of 1934.

        Deferred Compensation and Savings Plans.    The Company has a savings plan in the form of a defined contribution plan (the "401(k) Plan") for substantially all U.S. based full-time employees of the Company. The Company's common stock is one of several investment alternatives available under the 401(k) Plan. The Company has a discretionary match for the 401(k) Plan. After one year of service (minimum of 1,000 hours worked), the Company matches 50% of employee contributions up to 3% of their compensation and 25% of employee contributions between 4% and 6% of their compensation. Matching contributions made by the Company to the 401(k) Plan totaled approximately $186,000, $1.2 million and $970,000 for 2009, 2008 and 2007, respectively. In March 2009, the Company eliminated the employer match portion of the 401(k) Plan and effective January 2010, the Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stockholders' Equity and Benefit Plans (Continued)

reinstated the employer match program. The Company also has the right to make certain additional matching contributions not to exceed 15% of employee compensation. The Company has not made any additional matching contributions during 2009, 2008 and 2007.

        In December 1998, the Company adopted the Fossil, Inc. and Affiliates Deferred Compensation Plan (the "Deferred Plan"). Eligible participants may elect to defer up to 50% of their salary pursuant to the terms and conditions of the Deferred Plan. In addition, the Company may make employer contributions to participants under the Deferred Plan from time to time. The Company made no contributions to the Deferred Plan during 2009, 2008 and 2007. The Company has made payments into a Rabbi Trust. The funds held in the Rabbi Trust are directed to certain investments available through life insurance products and accounted for in accordance with Emerging Issues Task Force No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested (now codified within ASC 710, Compensation—General ("ASC 710")). As of January 2, 2010, the Company has recorded an asset of $2.8 million related to the Company's invested balances and a liability of $1.4 million related to the participants' invested balances.

        Stock-Based Compensation Plans.    The Company measures the cost of services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognizes this cost in the income statement over the period during which an award recipient is required to provide service in exchange for the award. As of January 2, 2010, there was approximately $17.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the incentive plans. This cost is expected to be recognized over a weighted-average period of approximately two years.

        Long-Term Incentive Plans.    An aggregate of 4,685,030 shares of common stock were initially reserved for issuance pursuant to the Company's 2008 Long-Term Incentive Plan ("2008 LTIP"), adopted in March 2008. Designated employees of the Company, including officers and directors, certain contractors, and outside directors of the Company are eligible to receive (i) stock options, (ii) stock appreciation rights, (iii) restricted or non-restricted stock awards, (iv) restricted stock units, (v) cash awards, or (vi) any combination of the foregoing. The 2008 LTIP is administered by the Compensation Committee of the Company's Board of Directors (the "Compensation Committee"). Each award issued under the 2008 LTIP terminates at the time designated by the Compensation Committee, not to exceed ten years. The current stock options, stock appreciation rights, restricted stock and restricted stock units outstanding have original vesting periods that predominately range from three to five years. All stock appreciation rights and restricted stock units are settled in shares of Company common stock. Effective January 1, 2010, the Company's Board of Directors approved a new equity compensation package for nonemployee directors. Each nonemployee director will receive restricted stock units valued at $100,000 on the date of the annual stockholders' meeting. These grants are scheduled to vest at the earliest of one year from the date of grant or the next annual stockholders' meeting date.

        An aggregate of 5,821,875 shares of common stock were reserved for issuance pursuant to the Company's initial Long- Term Incentive Plan ("LTIP"), adopted in April 1993. An additional 3,037,500 shares were reserved in each of fiscal years 1995, 1998, 2001 and 2003 for issuance under the LTIP. Designated employees of the Company, including officers and directors, were eligible to receive (i) stock options, (ii) stock appreciation rights, (iii) restricted or non-restricted stock awards, (iv) restricted stock units, (v) cash awards, or (vi) any combination of the foregoing. The LTIP was administered by the Compensation Committee. Each award issued under the LTIP terminates at the time designated by the Compensation Committee, not to exceed ten years. The current options, stock

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stockholders' Equity and Benefit Plans (Continued)

appreciation rights, restricted stock and restricted stock units outstanding have original vesting periods that predominately range from three to five years. All stock appreciation rights and restricted stock units are settled in shares of Company common stock. On March 26, 2008, the Company's Board of Directors elected to terminate this plan; however, the termination will not impair outstanding awards representing 2,547,251 shares of common stock which will continue in accordance with their original terms.

        An aggregate of 506,250 shares of common stock were reserved for issuance pursuant to the Nonemployee Director Stock Option Plan, adopted in April 1993. An additional 112,500 shares were reserved in fiscal year 2002 for issuance under this plan. During the first year individuals were elected as nonemployee directors of the Company, they received a grant of 5,000 nonqualified stock options. In addition, on the first day of each subsequent calendar year, each nonemployee director automatically received a grant of an additional 4,000 nonqualified stock options as long as the individual was serving as a nonemployee director. Pursuant to this plan, 50% of the options granted became exercisable on the first anniversary of the date of grant and in two additional installments of 25% each on the second and third anniversaries. The exercise prices of stock options granted under this plan were not less than the fair market value of the Company's common stock at the date of grant. On March 26, 2008, the Company's Board of Directors elected to terminate this plan and grants to nonemployee directors since the termination date have been made under the 2008 LTIP. However, the termination of the Nonemployee Director Stock Option Plan will not impair the outstanding awards representing 158,182 shares of common stock which will continue in accordance with their original terms.

        Restricted Stock Plan.    The 2002 Restricted Stock Plan of the Company was intended to advance the interests of the Company, its subsidiaries and its stockholders in order to attract, retain and motivate key employees by providing them with additional incentives through the award of shares of restricted stock. Shares awarded under the Restricted Stock Plan were funded with shares contributed to the Company from a significant stockholder. During 2006, 44,200 shares of stock were contributed to the Restricted Stock Plan by the stockholder and reissued by the Company to employees. At fiscal year-end 2007, 55,850 shares issued to employees were forfeited and subsequently canceled and retired. There were no shares forfeited by employees under this plan in fiscal years 2009 or 2008. The restricted shares outstanding have original vesting periods that predominantly range from one to five years. These shares were accounted for at fair value at the date of grant. On August 29, 2007, the Company's Board of Directors elected to terminate this plan. However, the termination will not impair the outstanding awards representing 64,690 shares of common stock, which will continue in accordance with their original terms.

        Stock Options and Stock Appreciation Rights.    The fair value of stock options and stock appreciation rights granted under the Company's stock-based compensation plans was estimated on the date of grant using the Black-Scholes option-pricing model. The table below outlines the weighted average assumptions for these award grants:

	2009	2008	2007
Risk-free interest rate	1.8%	2.3%	4.6%
Expected term (in years)	5.9	6.4	6.1
Expected volatility	53.2%	52.0%	55.8%
Expected dividend yield	—%	—%	—%
Estimated fair value per options/stock appreciation right granted	$13.65	$14.96	$17.86

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stockholders' Equity and Benefit Plans (Continued)

        The expected term of the options represent the estimated period of time until exercise and is based on historical experience of similar awards. Expected stock price volatility is based on the historical volatility of the Company's common stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent remaining term.

        The Company receives a tax deduction for certain stock option exercises/restricted stock vestings when the options/restricted shares are exercised/vested. Generally for stock options, the tax deduction is related to the excess of the stock price at the time the stock options are sold over the exercise price of the stock options. For restricted shares, the tax deduction is the fair market value of the Company's common stock on the date the restricted shares vest. Excess tax benefits from stock-based compensation on the consolidated statements of cash flows for fiscal years 2009, 2008 and 2007 amounted to approximately $1.2 million, $0.6 million and $17.7 million, respectively.

        The following table summarizes stock option and stock appreciation rights activity:

Stock Options and Stock Appreciation Rights	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	IN THOUSANDS			IN THOUSANDS
Outstanding at January 6, 2007	4,924	$14.28	5.0	$70,324
Granted	446	30.92
Exercised	(2,364)	12.44		$56,539
Forfeited or expired	(111)	19.38

Outstanding at January 5, 2008	2,895	19.18	5.7	$48,983
Granted	423	28.69
Exercised	(350)	14.01		$5,152
Forfeited or expired	(110)	25.48

Outstanding at January 3, 2009	2,858	21.09	5.7	$5,862
Granted	317	13.65
Exercised	(315)	12.03		$4,935
Forfeited or expired	(49)	24.13

Outstanding at January 2, 2010	2,811	21.21	5.3	$35,217

Exercisable at January 2, 2010	1,867	20.19	4.4	$25,347

Nonvested at January 2, 2010	944	23.24	7.2	$9,870

Expected to vest	879	$23.24	7.2	$9,203

        The aggregate intrinsic value in the table above is before income taxes and is based on the exercise price for outstanding and exercisable options/rights at January 2, 2010 and based on the fair market value of the Company's common stock on the exercise date for options/rights that have been exercised during the fiscal year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stockholders' Equity and Benefit Plans (Continued)

        Stock Options and Stock Appreciation Rights Outstanding and Exercisable.    The following table summarizes information with respect to options and stock appreciation rights outstanding and exercisable at January 2, 2010:

Stock Options and Stock Appreciation Rights Outstanding				Stock Options and Stock Appreciation Rights Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Yrs.)	Number of Shares	Weighted- Average Exercise Price
	IN THOUSANDS			IN THOUSANDS
$ 4.39 - $ 8.78	132	$7.45	1.0	132	$7.45
$ 8.78 - $13.18	406	11.39	2.7	406	11.39
$13.18 - $17.57	395	14.02	7.9	56	14.97
$17.57 - $21.96	390	18.84	5.0	301	18.89
$21.96 - $26.35	811	24.16	4.9	734	24.19
$26.35 - $30.74	374	30.53	7.0	98	30.08
$30.74 - $35.14	250	31.46	6.7	101	31.52
$35.14 - $39.53	2	36.18	5.8	1	36.18
$39.53 - $43.92	51	43.10	8.0	38	43.10

	2,811	$21.21	5.3	1,867	$20.19

        The Company has elected to apply the long-form method to determine the hypothetical additional paid-in capital ("APIC") pool. The Company had determined that a hypothetical pool of excess tax benefits existed in APIC as of January 1, 2006, the date of adoption of SFAS No. 123R (now codified within ASC 718, Compensation—Stock Compensation ("ASC 718")) related to historical stock option exercises. In future periods, excess tax benefits resulting from stock option exercises will be recognized as additions to APIC in the period the benefit is realized. In the event of a shortfall (that is, the tax benefit realized is less than the amount previously recognized through periodic stock compensation expense recognition and related deferred tax accounting), the shortfall would be charged against APIC to the extent of previous excess benefits, if any, including the hypothetical APIC pool, and then to tax expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stockholders' Equity and Benefit Plans (Continued)

        Restricted Stock and Restricted Stock Units.    The following table summarizes restricted stock and restricted stock unit activity:

Restricted Stock and Restricted Stock Units	Shares	Weighted- Average Grant-Date Fair Value
	IN THOUSANDS
Nonvested at January 6, 2007	435	$18.62
Granted	161	27.51
Vested	(93)	18.94
Forfeited	(60)	20.13

Nonvested at January 5, 2008	443	21.59
Granted	174	30.18
Vested	(110)	21.37
Forfeited	(12)	25.54

Nonvested at January 3, 2009	495	24.56
Granted	150	13.65
Vested	(142)	23.48
Forfeited	(10)	25.02

Nonvested at January 2, 2010	493	21.54

Expected to vest	451	$21.54

        The total fair value of shares/units vested during fiscal years 2009, 2008 and 2007 was $2.4 million, $3.5 million and $3.4 million, respectively.

14. Supplemental Cash Flow Information

Fiscal Year	2009	2008	2007
	IN THOUSANDS
Cash paid during the year for:
Interest	$443	$569	$755
Income taxes	$62,957	$77,240	$40,219
Supplemental disclosures of non-cash investing and financing activities:
Additions to property, plant and equipment included in accounts payable	$4,349	$3,614	$3,045
Retirement of treasury stock	$212	$110	$2,071

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Supplemental Disclosure for Accumulated Other Comprehensive Income

        A summary of changes in accumulated other comprehensive income is as follows:

	2009	2008	2007
	IN THOUSANDS
Unrealized (loss) gain on securities available for sale:
Balance at beginning of year	$(1,437)	$(688)	$19
Unrealized gain (loss) on marketable investments	1,093	51	(707)
Other than temporary impairment reclassified into earnings	—	(800)	—

Balance at end of year	(344)	(1,437)	(688)

Unrealized gain (loss) on cash flow hedges:
Balance at beginning of year	3,815	(3,398)	(338)
Change in fair value associated with current period hedging activities, net of taxes of ($23), ($1,031), $56, respectively	(2,911)	3,816	(3,397)
Reclassification of gains (losses) into earnings, net of taxes of $749, ($56), and ($28), respectively	1,453	(3,397)	(337)

Balance at end of year	$(549)	$3,815	$(3,398)

Cumulative translation adjustment	$35,353	$21,769	$40,559

Accumulated other comprehensive income	$34,460	$24,147	$36,473

16. Major Customer, Segment and Geographic Information

        In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (now codified within ASC 280, Segment Reporting ("ASC 280")) the Company reports segment information based on the "management" approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company's reportable segments.

SEGMENT INFORMATION

        The Company manages its business primarily on a geographic basis. The Company's reportable segments are comprised of the U.S.—Wholesale, Europe—Wholesale, Other International—Wholesale and Direct to Consumer. The U.S.—Wholesale, Europe—Wholesale, and Other International—Wholesale reportable segments do not include activities related to the Direct to Consumer segment. The Europe—Wholesale segment primarily includes sales to wholesale or distributor customers based in European countries as well as the Middle East and Africa. The Other International—Wholesale segment primarily includes sales to wholesale or distributor customers based in Australia, Canada, China (including the Company's assembly and procurement operations), India, Indonesia, Japan, Korea, Malaysia, Mexico, Singapore, South America and Taiwan. The Direct to Consumer segment includes Company-owned retail stores and e-commerce activities. Each reportable geographic segment provides similar products and services, and the accounting policies of the various segments are the same as those described in Note 1—Significant Accounting Policies.

        The Company evaluates the performance of its reportable segments based on net sales and operating income. Net sales for geographic segments are generally based on the location of the customers. Operating income for each segment includes net sales to third parties, related cost of sales and operating expenses directly attributable to the segment. Operating income for each segment

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Major Customer, Segment and Geographic Information (Continued)

includes intercompany profits associated with the sale of products by one segment to another. However, in evaluating the performance of each segment, management considers the impact that such intercompany profits have on each reportable segment. Corporate expenses include certain administrative, legal, accounting, technology support costs, equity compensation costs, payroll costs attributable to executive management and amounts related to intercompany eliminations and are not allocated to the various segments. Intercompany sales of products between segments are referred to as intersegment items. Corporate assets including cash, short-term investments and certain intangible assets are reported as corporate.

        Certain reclassifications have been made to prior years to present results on a comparable basis. These changes had no impact on the consolidated net sales or operating income. Summary information by operating segment is as follows:

	Fiscal Year 2009
	Net Sales	Operating Income	Long-lived Assets	Total Assets
IN THOUSANDS
United States—Wholesale:			$89,781	$441,838
External customers	$471,055	$84,310	—	—
Intersegment	196,732	—	—	—
Direct to consumer	376,138	39,047	82,766	142,986
Europe—Wholesale:			104,813	430,921
External customers	460,254	89,273	—	—
Intersegment	43,037	—	—	—
Other International—Wholesale:			22,077	206,410
External customers	240,646	78,491	—	—
Intersegment	349,896	—	—	—
Intersegment items	(589,665)	—	—	—
Corporate	—	(79,494)	30,573	54,328

Consolidated	$1,548,093	$211,627	$330,010	$1,276,483

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Major Customer, Segment and Geographic Information (Continued)

	Fiscal Year 2008
	Net Sales	Operating Income	Long-lived Assets	Total Assets
IN THOUSANDS
United States—Wholesale:			$96,697	$359,430
External customers	$472,687	$30,905	—	—
Intersegment	268,975	—	—	—
Direct to consumer	309,332	13,060	77,938	138,257
Europe—Wholesale:			110,228	381,772
External customers	530,002	137,753	—	—
Intersegment	36,313	—	—	—
Other International—Wholesale:			18,958	159,627
External customers	271,221	105,646	—	—
Intersegment	456,290	—	—	—
Intersegment items	(761,578)	—	—	—
Corporate	—	(81,594)	20,009	48,210

Consolidated	$1,583,242	$205,770	$323,830	$1,087,296

	Fiscal Year 2007
	Net Sales	Operating Income	Long-lived Assets	Total Assets
IN THOUSANDS
United States—Wholesale:			$110,422	$467,017
External customers	$460,584	$24,626	—	—
Intersegment	230,389	—	—	—
Direct to consumer	255,332	21,731	51,735	119,148
Europe—Wholesale:			100,765	349,488
External customers	483,897	123,815	—	—
Intersegment	39,475	—	—	—
Other International—Wholesale:			16,239	139,613
External customers	233,171	107,179	—	—
Intersegment	406,759	—	—	—
Intersegment items	(676,623)	—	—	—
Corporate	—	(90,866)	18,650	47,362

Consolidated	$1,432,984	$186,485	$297,811	$1,122,628

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Major Customer, Segment and Geographic Information (Continued)

GEOGRAPHIC INFORMATION

        Wholesale customers of the Company consist principally of major department stores and specialty retail stores located throughout the world. The Company does not have an individual customer that comprises 10% or more of the Company's net sales. Net sales, operating income and long-lived assets related to the Company's operations in the U.S., Europe and Other International markets are as follows:

	Fiscal Year 2009
	Net sales	Operating Income	Long-lived Assets
IN THOUSANDS
United States	$714,176	$32,957	$161,636
Europe	556,217	98,886	142,234
Other international	277,700	79,784	26,140

Consolidated	$1,548,093	$211,627	$330,010

	Fiscal Year 2008
	Net sales	Operating Income	Long-lived Assets
IN THOUSANDS
United States	$690,342	$(23,598)	$169,916
Europe	596,104	123,611	129,937
Other international	296,796	105,757	23,977

Consolidated	$1,583,242	$205,770	$323,830

	Fiscal Year 2007
	Net sales	Operating Income	Long-lived Assets
IN THOUSANDS
United States	$659,079	$(36,277)	$168,229
Europe	522,727	113,994	110,097
Other international	251,178	108,768	19,485

Consolidated	$1,432,984	$186,485	$297,811

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Selected Quarterly Financial Data (Unaudited)

        The following is a summary of the unaudited quarterly financial information for the fiscal years 2009 and 2008 (in thousands, except per share data):

Fiscal Year 2009	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net sales	$323,027	$315,865	$381,362	$527,839
Gross profit	169,379	167,182	210,737	297,552
Operating expenses	145,576	144,706	153,373	189,568
Operating income	23,803	22,476	57,364	107,984
Income before income taxes	28,423	26,957	55,654	108,864
Provision for income taxes	9,927	9,709	19,109	36,859
Net income	18,496	17,248	36,545	72,005
Net income attributable to noncontrolling interest	1,176	625	1,270	2,034
Net income attributable to Fossil, Inc.	17,320	16,623	35,275	69,971
Earnings per share:
Basic	0.26	0.25	0.53	1.05
Diluted	0.26	0.25	0.52	1.03
Gross profit as a percentage of net sales	52.4%	52.9%	55.3%	56.4%
Operating expenses as a percentage of net sales	45.1%	45.8%	40.2%	35.9%
Operating income as a percentage of net sales	7.4%	7.1%	15.0%	20.5%

Fiscal Year 2008	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net Sales	$356,184	$353,191	$409,760	$464,106
Gross Profit	194,251	190,339	224,177	242,384
Operating expenses	145,136	155,378	160,439	184,427
Operating income	49,115	34,961	63,738	57,957
Income before income taxes	49,039	33,654	60,967	50,544
Provision for income taxes	17,888	7,147	23,447	3,869
Net income	31,151	26,507	37,520	46,675
Net income attributable to noncontrolling interest	934	1,370	1,049	403
Net income attributable to Fossil, Inc.	30,217	25,137	36,471	46,272
Earnings per share:
Basic	0.44	0.37	0.54	0.70
Diluted	0.43	0.36	0.54	0.69
Gross profit as a percentage of net sales	54.5%	53.9%	54.7%	52.2%
Operating expenses as a percentage of net sales	40.7%	44.0%	39.2%	39.7%
Operating income as a percentage of net sales	13.8%	9.9%	15.6%	12.5%

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        We conducted an evaluation of the effectiveness of our "disclosure controls and procedures" ("Disclosure Controls"), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of January 2, 2010, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective at the reasonable assurance level as of January 2, 2010.

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

        Management, including our CEO and our CFO, assessed the effectiveness of the Company's internal control over financial reporting as of January 2, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on its assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of January 2, 2010.

        Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company's internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

        There have been no changes in the Company's internal control over financial reporting during the quarter ended January 2, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Fossil, Inc.
Richardson, Texas

        We have audited the internal control over financial reporting of Fossil, Inc. and subsidiaries (the "Company") as of January 2, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the consolidated financial statement schedule as of and for the year ended January 2, 2010 of the Company and our report dated March 3, 2010 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule and includes an explanatory paragraph regarding the Company's change in method of accounting for noncontrolling interest.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
March 3, 2010

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information under the headings "Directors and Nominees," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Board Committees and Meetings" in our proxy statement to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report, is incorporated herein by reference.

        We have adopted a code of ethics that applies to all our directors and employees, including the principal executive officer, principal financial officer, principal accounting officer and controller. The full text of our Code of Conduct and Ethics is published on our Investor Relations website at www.fossil.com. We intend to disclose future amendments to certain provisions of the Code of Conduct and Ethics, or waivers of such provisions granted to executive officers and directors, on this website within five business days following the date of such amendment or waiver.

Item 11.    Executive Compensation

        The information required in response to this Item is incorporated herein by reference to our proxy statement to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required in response to this Item is incorporated herein by reference to our proxy statement to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required in response to this Item is incorporated herein by reference to our proxy statement to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

Item 14.    Principal Accountant Fees and Services

        The information required in response to this Item is incorporated herein by reference to our proxy statement to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

  (a)
  Documents filed as part of Report.

        The exhibits required to be filed by this Item 15 are set forth in the Exhibit Index accompanying this report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 3, 2010.	FOSSIL, INC.
/s/ KOSTA N. KARTSOTIS Kosta N. Kartsotis, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ TOM KARTSOTIS Tom Kartsotis	Chairman of the Board and Director	March 3, 2010
/s/ KOSTA N. KARTSOTIS Kosta N. Kartsotis	Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2010
/s/ MIKE L. KOVAR Mike L. Kovar	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 3, 2010
/s/ MICHAEL W. BARNES Michael W. Barnes	President and Chief Operating Officer and Director	March 3, 2010
/s/ ELAINE AGATHER Elaine Agather	Director	March 3, 2010
/s/ JEFFREY N. BOYER Jeffrey N. Boyer	Director	March 3, 2010
/s/ ELYSIA HOLT RAGUSA Elysia Holt Ragusa	Director	March 3, 2010

Signature	Capacity	Date

/s/ JAL S. SHROFF Jal S. Shroff	Director	March 3, 2010
/s/ JAMES E. SKINNER James E. Skinner	Director	March 3, 2010
/s/ MICHAEL STEINBERG Michael Steinberg	Director	March 3, 2010
/s/ DONALD J. STONE Donald J. Stone	Director	March 3, 2010
/s/ JAMES M. ZIMMERMAN James M. Zimmerman	Director	March 3, 2010

SCHEDULE II

FOSSIL, INC. AND SUBSIDIARIES
VALUATIONS AND QUALIFYING ACCOUNTS
Fiscal Years 2007, 2008 and 2009
(in Thousands)

		Additions	Deductions
	Balance at the Begining of Period	Charged (Credited) to Operations	Actual Returns or Writeoffs	Balance at End of Period
Classification
Fiscal Year 2007:
Account receivable allowances:
Sales returns	38,258	70,210	66,590	41,878
Bad debts	9,812	3,851	3,740	9,923
Deferred tax asset valuation allowance	2,982	1,112	2,100	1,994
Fiscal Year 2008:
Account receivable allowances:
Sales returns	41,878	74,186	73,832	42,232
Bad debts	9,923	8,339	4,898	13,364
Deferred tax asset valuation allowance	1,994	3,035	138	4,891
Fiscal Year 2009:
Account receivable allowances:
Sales returns	42,232	59,435	61,664	40,003
Bad debts	13,364	5,906	3,307	15,963
Deferred tax asset valuation allowance	4,891	2,250	2,176	4,965

 EXHIBIT INDEX

Exhibit Number		Description
3.1		Second Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to the Company's Report on Form 10-K for the year ended January 1, 2005).

3.2		Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to the Company's Report on Form 10-K for the year ended January 1, 2005).

3.3		Second Amended and Restated Bylaws of Fossil, Inc. (incorporated by reference to the Company's Report on Form 8-K filed on August 28, 2008).

10.1	(2)	Fossil, Inc. 1993 Nonemployee Director Stock Option Plan (incorporated herein by reference to the Company's Registration Statement on Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).

10.2	(2)	Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated herein by reference to the Company's Registration Statement on Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).

10.3	(2)	Form of Award Agreement under the Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated herein by reference to the Company's Registration Statement on Form S-3, registration no. 333-107476, filed with the Securities and Exchange Commission).

10.4	(2)	Fossil, Inc. 1993 Savings and Retirement Plan (incorporated herein by reference to the Company's Registration Statement on Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).

10.5		Subordination Agreement of Fossil Trust for the benefit of First Interstate Bank of Texas, N.A. dated as of August 31, 1994 (incorporated by reference to the Company's Report on Form 10-K for the year ended January 1, 2005).

10.6		Master Licensing Agreement dated as of August 30, 1994, by and between Fossil, Inc. and Fossil Partners, L.P. (incorporated by reference to the Company's Report on Form 10-K for the year ended January 1, 2005).

10.7		Agreement of Limited Partnership of Fossil Partners, L.P. (incorporated by reference to the Company's Report on Form 10-K for the year ended January 1, 2005).

10.8	(2)	First Amendment to the Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended January 1, 2005).

10.9	(2)	Second Amendment to the Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended January 1, 2005).

10.10	(2)	Amendment to the Fossil, Inc. 1993 Non-Employee Director Stock Option Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended January 1, 2005).

10.11	(2)	Third Amendment to the Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated by reference to the Company's Report on form 10-K for the year ended January 3, 2009).

10.12	(2)	2002 Restricted Stock Plan of Fossil, Inc. and Form of Award Agreement (incorporated by reference to the Company's Report on Form 10-K for the year ended January 1, 2005).

Exhibit Number		Description
10.13	(1)	Loan Agreement, by and among, Wells Fargo Bank, National Association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc., Intermediate Leasing, Inc., Arrow Merchandising, Inc., Fossil Holdings, LLC and FMW Acquisition, Inc., dated September 23, 2004.

10.14		First Amendment to Loan Agreement, by and among Wells Fargo Bank, National Association, a national banking association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc., Intermediate Leasing, Inc., Arrow Merchandising, Inc. and Fossil Holdings, LLC, dated September 22, 2005 (incorporated by reference to the Company's Report on Form 8-K filed on October 3, 2005).

10.15		Second Amendment to Loan Agreement, by and among Wells Fargo Bank, National Association, a national banking association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc., Arrow Merchandising, Inc. and Fossil Holdings, LLC, dated February 20, 2006 to be effective as of September 22, 2005 (incorporated by reference to the Company's Report on Form 8-K filed on February 23, 2006).

10.16	(2)	Fourth Amendment to the Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended January 6, 2007).

10.17	(2)	Fifth Amendment to the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended January 6, 2007).

10.18	(2)	Form of Resale Restriction Agreement (for certain senior and executive officers), effective as of November 16, 2005 (incorporated by reference to the Company's Report on Form 10-K for the year ended January 6, 2007).

10.19	(2)	Form of Resale Restriction Agreement (for non-employee directors), effective as of November 30, 2005 (incorporated by reference to the Company's Report on Form 10-K for the year ended January 6, 2007).

10.20	(2)	Amendment to Award Agreement, by and between Fossil, Inc. and Mark Quick, dated November 10, 2005 (incorporated by reference to the Company's Report on Form 10-K for the year ended January 6, 2007).

10.21	(2)	Form of Restricted Stock Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended January 6, 2007).

10.22	(2)	Form of Restricted Stock Unit Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended January 6, 2007).

10.23	(2)	Form of Stock Appreciation Rights Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended January 6, 2007).

10.24	(2)	Sixth Amendment to the 2004 Long-Term Incentive Plan of Fossil, Inc. (incorporated by reference to the Company's Report on Form 8-K filed on May 30, 2006).

Exhibit Number		Description
10.25		Third Amendment to Loan Agreement, by and among Wells Fargo Bank, National Association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc., Arrow Merchandising, Inc. and Fossil Holdings, LLC, effective as of September 21, 2006 (incorporated by reference to the Company's Report on Form 8-K filed on September 26, 2006).

10.26		Amended and Restated Stock Pledge Agreement, by and between Fossil, Inc. and Wells Fargo Bank, National Association, a national banking association, dated September 21, 2006 (incorporated by reference to the Company's Report on Form 8-K filed on September 26, 2006).

10.27		Fourth Amendment to Loan Agreement, by and among Wells Fargo Bank, National Association, a national banking association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc., Arrow Merchandising, Inc. and Fossil Holdings, LLC, effective as of December 22, 2006 (incorporated by reference to the Company's Report on Form 8-K filed on December 27, 2006).

10.28	(2)	Form of Letter Agreement relating to outstanding stock options under the Company's long-term equity plans (incorporated by reference to the Company's report on Form 8-K filed on January 5, 2007).

10.29	(2)	Form of Revised Stock Option Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to the Company's Report on Form 10-K filed on August 8, 2007).

10.30	(2)	Form of Revised Restricted Stock Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to the Company's Report on Form 10-K filed on August 8, 2007).

10.31	(2)	Form of Revised Restricted Stock Unit Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to the Company's Report on Form 10-K filed on August 8, 2007).

10.32	(2)	Form of Revised Stock Appreciation Rights Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to the Company's Report on Form 10-K filed on August 8, 2007).

10.33	(2)	Form of International Stock Option Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to the Company's Report on Form 10-K filed on August 8, 2007).

10.34	(2)	Form of International Restricted Stock Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to the Company's Report on Form 10-K filed on August 8, 2007).

10.35	(2)	Form of International Restricted Stock Unit Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to the Company's Report on Form 10-K filed on August 8, 2007).

10.36		Fifth Amendment to Loan Agreement, by and among Wells Fargo Bank, National Association, a national banking association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc., Arrow Merchandising, Inc. and Fossil Holdings, LLC, effective as of September 19, 2007 (incorporated by reference to the Company's Report on Form 8-K filed on September 24, 2007).

Exhibit Number		Description
10.37	(2)	Amendment Number One to the Fossil, Inc. 1993 Nonemployee Director Stock Option Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended January 3, 2009).

10.38	(2)	Option Forfeiture Agreement dated December 31, 2007 between Fossil, Inc. and Kenneth W. Anderson (incorporated by reference to the Company's Report on Form 10-K for the year ended January 3, 2009).

10.39	(2)	Summary Sheet of Non-Employee Director Compensation dated as of April 1, 2008 (incorporated by reference to the Company's Report on Form 10-Q for the quarter ended April 5, 2008).

10.40	(2)	Fossil, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to the Company's Report on Form 8-K filed on May 23, 2008).

10.41	(2)	Form of Stock Option Award Agreement—U.S. Employees (incorporated by reference to the Company's Report on Form 8-K filed on June 27, 2008).

10.42	(2)	Form of Stock Option Award Agreement—Non-U.S. Employees (incorporated by reference to the Company's Report on Form 8-K filed on June 27, 2008).

10.43	(2)	Restricted Stock Unit Award Agreement—U.S. Participants (incorporated by reference to the Company's Report on Form 8-K filed on June 27, 2008).

10.44	(2)	Restricted Stock Unit Award Agreement—Non-U.S. Participants (incorporated by reference to the Company's Report on Form 8-K filed on June 27, 2008).

10.45	(2)	Restricted Stock Award Agreement—U.S. Participants (incorporated by reference to the Company's Report on Form 8-K filed on June 27, 2008).

10.46	(2)	Restricted Stock Award Agreement—Non-U.S. Participants (incorporated by reference to the Company's Report on Form 8-K filed on June 27, 2008).

10.47	(2)	Stock Appreciation Rights Award (incorporated by reference to the Company's Report on Form 8-K filed on June 27, 2008).

10.48		Sixth Amendment to Loan Agreement, by and among Wells Fargo Bank, National Association, a national banking association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc., Arrow Merchandising, Inc. and Fossil Holdings, LLC, effective as of September 19, 2008 (incorporated by reference to the Company's Report on Form 8-K filed on September 23, 2008).

10.49		Fourth Amended and Restated Revolving Line of Credit Note, by and between Fossil Partners, L.P. and Wells Fargo Bank, National Association, a national banking association, dated September 19, 2008 (incorporated by reference to the Company's Report on Form 8-K filed on September 23, 2008).

10.50	(2)	Second Amended and Restated Fossil, Inc. and Affiliates Deferred Compensation Plan (incorporated by reference to the Company's Report on Form 8-K filed on October 31, 2008).

Exhibit Number		Description
10.51		Seventh Amendment to Loan Agreement, by and among Wells Fargo Bank, National Association, a national banking association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc., Arrow Merchandising, Inc., Fossil Holdings, LLC and Fossil International Holdings, Inc., effective as of November 19, 2008 (incorporated by reference to the Company's Report on Form 8-K filed on November 25, 2008).

10.52		Fifth Amended and Restated Revolving Line of Credit Note, by and between Fossil Partners, L.P. and Wells Fargo Bank, National Association, a national banking association, dated November 19, 2008 (incorporated by reference to the Company's Report on Form 8-K filed on November 25, 2008).

10.53		Amended and Restated Stock Pledge Agreement, by and between Fossil, Inc. and Wells Fargo Bank, National Association, a national banking association, dated November 19, 2008 (incorporated by reference to the Company's Report on Form 8-K filed on November 25, 2008).

10.54		Amended and Restated Guaranty Agreement, executed by Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc., Arrow Merchandising, Inc., Fossil Holdings, LLC and Fossil International Holdings, Inc. in favor of Wells Fargo Bank, National Association, a national banking association (incorporated by reference to the Company's Report on Form 8-K filed on November 25, 2008).

10.55		Eighth Amendment to Loan Agreement, by and among Wells Fargo Bank, National Association, a national banking association, Fossil partners, L.P., Fossil, Inc., Fossil Intermediate, Inc. Fossil Trust, Fossil Stores I, Inc., Arrow Merchandising, Inc., Fossil Holdings, LLC and Fossil International Holdings, Inc. effective as of November 18, 2009 (incorporated by reference to the Company's Report on Form 8-K filed on November 23, 2009).

10.56		Sixth Amended and Restated Revolving Line of Credit Note, by and between Fossil Partners, L.P. and Wells Fargo Bank, National Association, a national banking association, dated November 18, 2009 (incorporated by reference to the Company's Report on Form 8-K filed on November 23, 2009).

10.57		Letter Agreement Regarding Acceptance to Serve as an Advisory Director and Election to Decline Participation in the Fossil, Inc. 2008 Long-Term Incentive Plan, executed by Kenneth W. Anderson on May 20, 2009 (incorporated by reference to the Company's Report on Form 8-K filed on May 22, 2009).

10.58		Letter Agreement Regarding Acceptance to Serve as an Advisory Director and Election to Decline Participation in the Fossil, Inc. 2008 Long-Term Incentive Plan, executed by Alan J. Gold on May 20, 2009 (incorporated by reference to the Company's Report on Form 8-K filed on May 22, 2009).

10.59	(2)	Summary Sheet of Non-employee Director Cash Compensation (incorporated by reference to the Company's report on Form 8-K filed on April 7, 2009).

10.60	(2)	Form of Stock Option Award Agreement for Outside Directors under the Fossil, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to the Company's Report on Form 8-K filed on January 5, 2009).

10.61	(1)(2)	Form of Restricted Stock Unit Award Agreement for Outside Directors under the Fossil, Inc. 2008 Long-Term Incentive Plan.

Exhibit Number		Description
10.62	(1)(2)	Form of Stock Option Award Agreement for Non-US Optionees under the Fossil, Inc. 2008 Long-Term Incentive Plan.

10.63	(1)(2)	Summary Sheet of Non-employee Director Compensation, dated as of January 1, 2010.

21.1	(1)	Subsidiaries of Fossil, Inc.

23.1	(1)	Consent of Independent Registered Public Accounting Firm.

31.1	(1)	Certification of Principal Executive Officer

31.2	(1)	Certification of Principal Financial Officer

32.1	(1)	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	(1)	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Filed herewith.

(2)
Management contract or compensatory plan or arrangement.