Form 10-Q
period 2010-04-03
FOSSIL INC
filed 2010-05-13
CIK 883569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 3, 2010

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

The number of shares of the registrant’s common stock outstanding as of May 11, 2010: 67,378,157.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

FOSSIL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

AMOUNTS IN THOUSANDS

	April 3, 2010	January 2, 2010

Assets
Current assets:
Cash and cash equivalents	$449,902	$405,175
Securities available for sale	8,254	7,995
Accounts receivable - net of allowances of $58,821 and $55,966, respectively	163,665	209,784
Inventories - net	250,321	245,714
Deferred income tax assets - net	28,066	28,937
Prepaid expenses and other current assets	56,304	48,868

Total current assets	956,512	946,473

Investments	8,647	13,730
Property, plant and equipment - net of accumulated depreciation of $185,231 and $182,328, respectively	207,136	212,367
Goodwill	43,649	44,266
Intangible and other assets - net of accumulated amortization of $14,509 and $13,628, respectively	58,276	59,647

Total long-term assets	317,708	330,010

Total assets	$1,274,220	$1,276,483

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt	$3,565	$3,618
Accounts payable	89,306	103,591
Accrued expenses:
Compensation	30,039	39,773
Royalties	13,922	16,774
Co-op advertising	9,766	18,498
Other	30,583	29,618
Income taxes payable	34,813	33,408

Total current liabilities	211,994	245,280

Long-term income taxes payable	19,140	18,840
Deferred income tax liabilities	25,531	27,039
Long-term debt	4,344	4,538
Other long-term liabilities	12,342	12,374

Total long-term liabilities	61,357	62,791

Stockholders’ equity:
Common stock, 67,375 and 66,900 shares issued at April 3, 2010 and January 2, 2010, respectively	674	669
Additional paid-in capital	102,370	93,037
Retained earnings	870,523	834,615
Accumulated other comprehensive income	22,260	34,460
Noncontrolling interest	5,042	5,631

Total stockholders’ equity	1,000,869	968,412

Total liabilities and stockholders’ equity	$1,274,220	$1,276,483

See notes to the condensed consolidated financial statements.

FOSSIL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

UNAUDITED

AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA

	For the 13 Weeks Ended
	April 3, 2010	April 4, 2009

Net sales	$393,229	$323,027
Cost of sales	173,810	153,648

Gross profit	219,419	169,379

Operating expenses:
Selling and distribution	124,855	108,087
General and administrative	43,301	37,489

Total operating expenses	168,156	145,576

Operating income	51,263	23,803
Interest expense	58	63
Other income - net	2,534	4,683

Income before income taxes	53,739	28,423
Provision for income taxes	16,043	9,927

Net income	37,696	18,496
Less: Net income attributable to noncontrolling interest	1,789	1,176

Net income attributable to Fossil, Inc.	$35,907	$17,320

Other comprehensive (loss) income, net of taxes:
Currency translation adjustment	(17,980)	(8,664)
Unrealized gain on securities available for sale	184	256
Forward contracts hedging intercompany foreign currency payments - change in fair values	5,596	(523)

Comprehensive income	25,496	9,565
Less: Comprehensive income attributable to noncontrolling interest	1,780	1,174

Comprehensive income attributable to Fossil, Inc.	$23,716	$8,391

Earnings per share:
Basic	$0.54	$0.26

Diluted	$0.53	$0.26

Weighted average common shares outstanding:
Basic	67,039	66,554

Diluted	67,953	66,742

See notes to the condensed consolidated financial statements.

FOSSIL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

AMOUNTS IN THOUSANDS

	For the 13 Weeks Ended
	April 3, 2010	April 4, 2009

Operating Activities:
Net income	$37,696	$18,496
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	10,107	10,060
Stock-based compensation	1,734	1,293
Increase (decrease) in allowance for returns - net of related inventory in transit	1,737	(3,638)
Loss on disposal of assets	29	35
Impairment loss	434	—
Equity in (income) loss of joint venture	(412)	2,239
Distribution from joint venture	4,726	—
(Decrease) increase in allowance for doubtful accounts	(108)	824
Excess tax benefits from stock-based compensation	(2,395)	(341)
Deferred income taxes	(1,410)	2,927

Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	43,264	53,219
Inventories	(3,382)	4,037
Prepaid expenses and other current assets	(2,632)	8,773
Accounts payable	(16,322)	(25,404)
Accrued expenses	(22,376)	(27,710)
Income taxes payable	4,100	(1,744)

Net cash provided by operating activities	54,790	43,066

Investing Activities:
Additions to property, plant and equipment	(5,667)	(5,310)
Increase in intangible and other assets	(126)	(3,017)
Purchase of securities available for sale	(150)	(677)
Sales/maturities of securities available for sale	75	20

Net cash used in investing activities	(5,868)	(8,984)

Financing Activities:
Distribution of noncontrolling interest earnings	(2,387)	(2,513)
Excess tax benefits from stock-based compensation	2,395	341
Borrowings on notes payable	37	—
Payments on notes payable	(67)	(69)
Proceeds from exercise of stock options	6,968	424

Net cash provided by (used in) financing activities	6,946	(1,817)

Effect of exchange rate changes on cash and cash equivalents	(11,141)	(8,877)

Net increase in cash and cash equivalents	44,727	23,388
Cash and cash equivalents:
Beginning of period	405,175	172,012

End of period	$449,902	$195,400

See notes to the condensed consolidated financial statements.

FOSSIL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1. FINANCIAL STATEMENT POLICIES

Basis of Presentation. The condensed consolidated financial statements include the accounts of Fossil, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of April 3, 2010, and the results of operations for the thirteen week periods ended April 3, 2010 (“First Quarter”) and April 4, 2009 (“Prior Year Quarter”), respectively. All adjustments are of a normal, recurring nature.

These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the annual report on Form 10-K filed by the Company pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) for the fiscal year ended January 2, 2010. Operating results for the thirteen week period ended April 3, 2010 are not necessarily indicative of the results to be achieved for the full year.

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. The Company has not made any changes in its significant accounting policies from those disclosed in its most recent annual report.

Effective January 3, 2010, the Company made changes to the presentation of reportable segments to reflect changes in the way its chief operating decision maker evaluates the performance of its operations, develops strategy and allocates capital resources. Prior to January 3, 2010, the Company’s reportable segments consisted of the following: United States Wholesale, Europe Wholesale, Other International Wholesale and Direct to Consumer. Effective January 3, 2010, the Company’s reportable segments consist of the following: North America Wholesale, Europe Wholesale, Asia Pacific Wholesale and Direct to Consumer.

These changes include the reclassification of the Company’s wholesale operations in Canada and Mexico and its U.S. export business, all of which were previously recorded within the Company’s Other International Wholesale segment, to the North America Wholesale segment. The Company’s U.S. domestic wholesale operations previously recorded within the United States Wholesale segment, have also been reclassified to the North America Wholesale segment. The Company’s Asia Pacific wholesale operations, previously recorded within the Other International Wholesale segment, have been reclassified to the Asia Pacific Wholesale segment. The Company’s operations related to its joint venture with Fossil, Spain S.A., previously recorded within the Other International Wholesale segment, have been reclassified to the Europe Wholesale segment. The Company’s historical segment disclosures have been recast to be consistent with the current presentation.

Business. The Company is a global design, marketing and distribution company that specializes in consumer fashion accessories. Its principal offerings include an extensive line of men’s and women’s fashion watches and jewelry, handbags, small leather goods, belts, sunglasses, cold weather accessories, footwear and apparel. In the watch and jewelry product category, the Company has a diverse portfolio of globally recognized owned and licensed brand names under which its products are marketed. The Company’s products are distributed globally through various distribution channels including wholesale, in countries where it has a physical presence, direct to the consumer through its retail stores and commercial websites and through third-party distributors in countries where the Company does not maintain a physical presence. The Company’s products are offered at varying price points to service the needs of its customers, whether they are value conscious or luxury oriented. Based on its extensive range of accessory products, brands, distribution channels and price points, the Company is able to target style-conscious consumers across a wide age spectrum on a global basis.

Foreign Currency Hedging Instruments. The Company’s foreign subsidiaries periodically enter into forward contracts principally to hedge the future payment of intercompany inventory transactions in U.S. dollars. If the Company’s foreign subsidiaries were to settle their Euro, British Pound, Mexican Peso, Australian Dollar, Canadian Dollar and Japanese Yen based contracts at the reporting date, the net result would be a gain of approximately $5.7 million, net of taxes, as of April 3, 2010. Refer to Note 6, Derivatives and Risk Management, of this Form 10-Q for additional disclosures about the Company’s use of forward contracts. The tax expense and tax benefit of the changes in fair value of hedging activities for the First Quarter and Prior Year Quarter was $0.8 million and $0.4 million, respectively.

FOSSIL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

Fair Value Measurements. The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

Accounting Standard Codification (“ASC”) 820, Fair Value Measurement and Disclosures (“ASC 820”), establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•	Level 2 - Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 - Unobservable inputs based on the Company’s assumptions.

ASC 820 requires the use of observable market data if such data is available without undue cost and effort.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of April 3, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale
Investments in bonds	$7,572	$—	$—	$7,572
Investment in publicly traded equity securities	682	—	—	682
Foreign exchange forward contracts	—	6,926	—	6,926
Deferred compensation plan assets
Investment in publicly traded mutual funds	2,980	—	—	2,980

Total	$11,234	$6,926	$—	$18,160

Liabilities:
Foreign exchange forward contracts	$—	$561	$—	$561

Total	$—	$561	$—	$561

The fair values of the Company’s available for sale securities are based on quoted prices. The deferred compensation plan assets are recorded as intangible and other assets – net. The foreign exchange forward contracts are entered into by the Company principally to hedge the future payment of intercompany inventory transactions by non-U.S. subsidiaries. The fair values of the Company’s foreign exchange forward contracts are based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates.

The Company has evaluated its short-term and long-term debt and believes, based on the interest rates, related terms and maturities, that the fair values of such instruments approximate their carrying amounts. As of April 3, 2010 and January 2, 2010, the carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated their fair values due to the short-term maturities of these accounts.

FOSSIL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

Earnings Per Share (“EPS”). The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS:

	For the 13 Weeks Ended
	April 3, 2010	April 4, 2009
	IN THOUSANDS, EXCEPT PER SHARE DATA

Numerator:
Net income attributable to Fossil, Inc.	$35,907	$17,320

Denominator:
Basic EPS computations:
Basic weighted average common shares outstanding	67,039	66,554

Basic EPS	$0.54	$0.26

Diluted EPS computation:
Basic weighted average common shares outstanding	67,039	66,554
Stock options, stock appreciation rights and restricted stock units	914	188

Diluted weighted average common shares outstanding	67,953	66,742

Diluted EPS	$0.53	$0.26

Approximately 215,000 and 2,345,000 weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation at the end of the First Quarter and Prior Year Quarter, respectively, because they were antidilutive. These common share equivalents may be dilutive in future EPS calculations.

Goodwill. The changes in the carrying amount of goodwill, which is not subject to amortization, are as follows:

	North America Wholesale	Europe Wholesale	Asia Pacific Wholesale	Direct to Consumer	Total
	IN THOUSANDS
Balance at January 2, 2010	$23,721	$18,054	$2,491	$—	$44,266
Currency	123	(750)	10	—	(617)

Balance at April 3, 2010	$23,844	$17,304	$2,501	$—	$43,649

Newly Adopted Accounting Standard Codification.

In January 2010, the FASB issued ASU 2010-6 Improving Disclosures about Fair Value Measurements (Topic 820) (“ASU 2010-6”). ASU 2010-6 provides amendments to Subtopic 820-10 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-6 provides amendments to Subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. The new disclosure requirements became effective for financial statements issued for interim and annual periods beginning after December 15, 2009, except for the disclosure about purchases, sales, issuances, and settlements in Level 3 fair value measurements, which become effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-6 did not have a material impact on the Company’s consolidated results of operations or financial position.

        In January 2010, the FASB issued ASU 2010-2 Consolidations (Topic 810) Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification (“ASU 2010-2”). ASU 2010-2 addresses implementation issues related to the changes in ownership provisions in the Consolidation—Overall Subtopic (“Subtopic 810-10") of the FASB Accounting Standards Codification. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. The adoption of ASU 2010-2 did not have a material impact on the Company’s consolidated results of operations or financial position.

FOSSIL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

In December 2009, FASB issued ASU 2009-17 Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-17 amends the FASB ASC for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. ASU 2009-17 also requires additional disclosures about an enterprise’s involvement in variable interest entities. ASU 2009-17 was effective for the Company starting January 3, 2010. The adoption of ASU 2009-17 did not have a material impact on the Company’s consolidated results of operations or financial position.

In December 2009, the FASB issued ASU 2009-16 Transfers and Servicing (Topic 860) Accounting for Transfers of Financial Assets (“ASU 2009-16”). ASU 2009-16 amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The amendments in ASU 2009-16 eliminate the exceptions for qualifying special purpose entities from the consolidation guidance and the exception that permitted sales accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. ASU 2009-16 was effective for the Company starting January 3, 2010. The adoption of ASU 2009-16 did not have a material impact on the Company’s consolidated results of operations or financial position.

2. INVENTORIES

Inventories — net consist of the following:

	April 3, 2010	January 2, 2010
	IN THOUSANDS
Components and parts	$17,691	$17,041
Work-in-process	3,014	2,943
Inventory purchases in-transit	35,803	35,012
Finished goods	206,402	201,515

	262,910	256,511
Inventory obsolescence reserve	(12,589)	(10,797)

Inventories - net	$250,321	$245,714

3. INCOME TAXES

The Company’s income tax expense for the First Quarter and Prior Year Quarter was $16.0 million and $9.9 million, respectively, resulting in an effective income tax rate of 29.9% and 34.9%, respectively. The lower effective rate for the First Quarter is the result of a higher proportion of foreign income, which is taxed at lower effective tax rates, and the recognition of previously unrecognized tax benefits.

As of April 3, 2010, the total amount of unrecognized tax benefits, excluding interest and penalties, was $34.9 million, of which $6.7 million would favorably impact the effective tax rate in future periods, if recognized. During the fourth quarter of 2008, the Internal Revenue Service opened an audit of the Company’s income tax returns for tax years 2005 and 2006. The Company is also subject to examinations in various state and foreign jurisdictions for the 2004-2008 tax years, none of which are individually significant. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

The Company has classified uncertain tax positions as long-term income taxes payable unless such amounts are expected to be paid within twelve months of the condensed consolidated balance sheet date. As of April 3, 2010, the Company has recorded $16.4 million of unrecognized tax benefits, excluding interest and penalties, for positions that could be settled within the next twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes payable, respectively. The total amount of accrued income tax-related interest included in the condensed consolidated balance sheet at April 3, 2010 was $5.5 million. For the First Quarter, the Company accrued interest expense of $0.4 million.

FOSSIL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

4. STOCKHOLDERS’ EQUITY AND BENEFIT PLANS

Common Stock Repurchase Program. During 2009, the Company’s Board of Directors approved a stock repurchase program pursuant to which $20 million could be used to repurchase outstanding shares of the Company’s common stock. No shares were repurchased under this authorization during 2009 and no shares have been purchased during 2010 to date.

Stock-Based Compensation Plans. The Company accounts for stock-based compensation in accordance with the provisions of ASC 718, Compensation — Stock Compensation (“ASC 718”), using the Black-Scholes option pricing model to determine the fair value of stock options and stock appreciation rights at the date of grant. The Company’s current stock-based compensation plans include: (a) stock options and restricted stock for its international employees, (b) stock options for its non-employee directors, and (c) stock appreciation rights, restricted stock and restricted stock units for its U.S.-based employees.

Long-Term Incentive Plans. An aggregate of 4,685,030 shares of common stock were initially reserved for issuance pursuant to the Company’s 2008 Long-Term Incentive Plan (“2008 LTIP”), adopted in March 2008. Designated employees of the Company, including officers and directors, certain contractors, and outside directors of the Company are eligible to receive (i) stock options, (ii) stock appreciation rights, (iii) restricted or non-restricted stock awards, (iv) restricted stock units, (v) cash awards, or (vi) any combination of the foregoing. The 2008 LTIP is administered by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”). Each award issued under the 2008 LTIP terminates at the time designated by the Compensation Committee, not to exceed ten years. The current stock options, stock appreciation rights, restricted stock and restricted stock units outstanding have original vesting periods that predominately range from three to five years. All stock appreciation rights and restricted stock units are settled in shares of Company common stock. Effective January 1, 2010, the Company’s Board of Directors approved a new equity compensation package for nonemployee directors. Each nonemployee director will receive restricted stock units valued at $100,000 on the date of the annual stockholders’ meeting. These grants are scheduled to vest at the earliest of one year from the date of grant or the next annual stockholders’ meeting date.

An aggregate of 5,821,875 shares of common stock were reserved for issuance pursuant to the Company’s initial Long-Term Incentive Plan (“LTIP”), adopted in April 1993. An additional 3,037,500 shares were reserved in each of fiscal years 1995, 1998, 2001 and 2003 for issuance under the LTIP. Designated employees of the Company, including officers and directors, were eligible to receive (i) stock options, (ii) stock appreciation rights, (iii) restricted or non-restricted stock awards, (iv) restricted stock units, (v) cash awards, or (vi) any combination of the foregoing. The LTIP was administered by the Compensation Committee. Each award issued under the LTIP terminates at the time designated by the Compensation Committee, not to exceed ten years. The current stock options, stock appreciation rights, restricted stock and restricted stock units outstanding have original vesting periods that predominately range from three to five years. All stock appreciation rights and restricted stock units are settled in shares of Company common stock. On March 26, 2008, the Company’s Board of Directors elected to terminate this plan; however, the termination did not impair outstanding awards representing 2,058,664 shares of common stock, which will continue in accordance with their original terms.

An aggregate of 506,250 shares of common stock were reserved for issuance pursuant to the Nonemployee Director Stock Option Plan, adopted in April 1993. An additional 112,500 shares were reserved in fiscal year 2002 for issuance under this plan. During the first year individuals were elected as nonemployee directors of the Company, they received a grant of 5,000 nonqualified stock options. In addition, on the first day of each subsequent calendar year, each nonemployee director automatically received a grant of an additional 4,000 nonqualified stock options as long as the individual was serving as a nonemployee director. Pursuant to this plan, 50% of the stock options granted became exercisable on the first anniversary of the date of grant and in two additional installments of 25% each on the second and third anniversaries. The exercise prices of stock options granted under this plan were not less than the fair market value of the Company’s common stock at the date of grant. On March 26, 2008, the Company’s Board of Directors elected to terminate this plan and grants to nonemployee directors since the termination date have been made under the 2008 LTIP. However, the termination of the Nonemployee Director Stock Option Plan did not impair outstanding awards representing 151,432 shares of common stock, which will continue in accordance with their original terms.

Restricted Stock Plan. The 2002 Restricted Stock Plan of the Company was intended to advance the interests of the Company, its subsidiaries and its stockholders in order to attract, retain and motivate key employees by providing them with additional incentives through the award of shares of restricted stock. Shares awarded under the Restricted Stock Plan were funded with shares contributed to the Company from a significant stockholder. During 2006, 44,200 shares of common stock were contributed to the Restricted Stock Plan by the stockholder and reissued by the Company to employees. At fiscal year-end 2007, 55,850 shares issued to employees were forfeited and subsequently canceled and retired. There were no shares forfeited by employees under this plan in fiscal years 2009 or 2008. The restricted shares outstanding have original vesting periods that predominantly range from one to five years. These shares were accounted for at fair value at the date of grant. On August 29, 2007, the Company’s Board of Directors elected to terminate this plan. However, the termination did not impair outstanding awards representing 28,790 shares of common stock, which will continue in accordance with their original terms.

FOSSIL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

The following table summarizes stock options and stock appreciation rights activity during the First Quarter:

Stock Options and Stock Appreciation Rights	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	IN THOUSANDS			IN THOUSANDS

Outstanding at January 2, 2010	2,811	$21.21	5.3	$35,217
Granted	322	38.34
Exercised	(434)	19.31
Forfeited or expired	(19)	21.95

Outstanding at April 3, 2010	2,680	23.57	5.7	41,054

Exercisable at April 3, 2010	1,616	20.65	4.4	29,527

Nonvested at April 3, 2010	1,064	28.02	7.6	11,527

Expected to vest	990	$28.02	7.6	$10,746

The aggregate intrinsic value in the table above is before income taxes and is based on the exercise price for outstanding and exercisable stock options and stock appreciation rights at April 3, 2010 and the fair market value on the exercise date for stock options and stock appreciation rights that have been exercised during the First Quarter.

Stock Options and Stock Appreciation Rights Outstanding and Exercisable. The following table summarizes information with respect to stock options and stock appreciation rights outstanding and exercisable at April 3, 2010:

Stock Options and Stock Appreciation Rights Outstanding				Stock Options and Stock Appreciation Rights Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Number of Shares	Weighted- Average Exercise Price
	IN THOUSANDS			IN THOUSANDS
$4.39 - $8.78	114	7.45	0.8	114	7.45
$8.78 - $13.18	304	11.39	2.4	304	11.39
$13.18 - $17.57	375	14.02	7.7	103	14.29
$17.57 - $21.96	285	18.92	4.7	229	18.93
$21.96 - $26.35	653	24.21	4.7	601	24.24
$26.35 - $30.74	337	30.63	6.8	133	30.56
$30.74 - $35.14	238	31.47	6.4	93	31.54
$35.14 - $39.53	323	38.33	9.0	1	36.18
$39.53 - $43.92	51	43.10	7.7	38	43.10

Total	2,680	$23.57	5.7	1,616	$20.65

The Company has elected to apply the long-form method to determine the hypothetical additional paid-in capital (“APIC”) pool provided by FASB Staff Position ASC 718-740, Compensation — Stock Compensation — Income (“ASC 718-740”). The Company had determined that a hypothetical pool of excess tax benefits existed in APIC as of January 1, 2006, the date of adoption of ASC 718-740, related to historical stock option exercises. In future periods, excess tax benefits resulting from stock option and stock appreciation right exercises will be recognized as additions to APIC in the period the benefit is realized. In the event of a shortfall

FOSSIL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

(that is, the tax benefit realized is less than the amount previously recognized through periodic stock-based compensation expense recognition and related deferred tax accounting), the shortfall would be charged against APIC to the extent of previous excess benefits, if any, including the amounts included in the hypothetical APIC pool, and then to tax expense.

Restricted Stock and Restricted Stock Units. The following table summarizes restricted stock and restricted stock unit activity during the First Quarter:

Restricted Stock and Restricted Stock Units	Number of Shares	Weighted- Average Grant Date Fair Value
	IN THOUSANDS

Nonvested at January 2, 2010	493	$21.54
Granted	182	38.58
Vested	(123)	20.94
Forfeited	(9)	14.26

Nonvested at April 3, 2010	543	27.49

Expected to vest	499	$27.49

The total fair value of restricted stock and restricted stock units vested during the First Quarter was approximately $4.7 million.

5. SEGMENT INFORMATION

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments are comprised of the North America Wholesale, Europe Wholesale, Asia Pacific Wholesale and Direct to Consumer. The North America Wholesale, Europe Wholesale, and Asia Pacific Wholesale reportable segments do not include activities related to the Direct to Consumer segment. The North America Wholesale segment primarily includes sales to wholesale or distributor customers based in Canada, Mexico, the United States and countries in South America. The Europe Wholesale segment primarily includes sales to wholesale or distributor customers based in European countries, the Middle East and Africa. The Asia Pacific Wholesale segment primarily includes sales to wholesale or distributor customers based in Australia, China (including the Company’s assembly and procurement operations), India, Indonesia, Japan, Korea, Malaysia, New Zealand, Singapore, Taiwan and Thailand. The Direct to Consumer segment includes company-owned retail stores, e-commerce sales and catalog activities. Each reportable operating segment provides similar products and services.

The Company evaluates the performance of its reportable segments based on net sales and operating income. Net sales for geographic segments are generally based on the location of the customers. Operating income for each segment includes net sales to third parties, related cost of sales and operating expenses directly attributable to the segment. General corporate expenses, including certain administrative, legal, accounting, technology support costs, equity compensation costs, payroll costs attributable to executive management, and amounts related to intercompany eliminations and are not allocated to the various segments. Intercompany sales of products between segments are referred to as intersegment items.

FOSSIL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

Certain reclassifications have been made to prior year amounts to conform with current year presentation. Due to changes in the Company’s reportable segments as discussed in Note 1 to the condensed consolidated financial statements, segment results for fiscal 2009 have been recast to present results on a comparable basis. These changes had no impact on consolidated net sales or operating income. Summary information by operating segment is as follows:

	For the 13 Weeks Ended April 3, 2010		For the 13 Weeks Ended April 4, 2009
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
	IN THOUSANDS
North America Wholesale:
External customers	$153,796	$29,847	$117,522	$18,906
Intersegment	36,693		48,727
Europe Wholesale:
External customers	112,470	23,415	107,414	15,886
Intersegment	13,246		13,236
Asia Pacific Wholesale:
External customers	38,704	16,836	31,569	11,140
Intersegment	94,895		90,449
Worldwide Direct to Consumer	88,259	4,888	66,522	(2,069)
Intersegment items	(144,834)		(152,412)
Corporate	—	(23,723)	—	(20,060)

Consolidated	$393,229	$51,263	$323,027	$23,803

6. DERIVATIVES AND RISK MANAGEMENT

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

For a derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive (loss) income, net of taxes and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

The Company qualifies only those contracts which closely match the terms of the underlying transaction for hedge accounting treatment. These hedges resulted in no ineffectiveness in the statements of operations, and there were no components excluded from the assessment of hedge effectiveness for the First Quarter.

FOSSIL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

As of April 3, 2010, the Company had the following outstanding forward contracts that were entered into to hedge the future payments of intercompany inventory transactions:

Functional Currency		Contract Currency
Type	Amount	Type	Amount
IN THOUSANDS		IN THOUSANDS
Euro	66,703	U.S. Dollar	95,700
British Pound	1,500	U.S. Dollar	2,371
Japanese Yen	2,267,500	U.S. Dollar	25,263
Mexican Peso	26,794	U.S. Dollar	2,050
Australian Dollar	3,450	U.S. Dollar	3,039
Canadian Dollar	8,160	U.S. Dollar	7,752

The effective portion of gains and losses on derivative instruments designated and qualifying as cash flow hedges that was recognized in other comprehensive income, net of taxes during the First Quarter and the Prior Year Quarter:

	For the 13 Weeks Ended April 3, 2010	For the 13 Weeks Ended April 4, 2009
	IN THOUSANDS	IN THOUSANDS

Foreign exchange contracts	$5,908	$2,406

Total gain recognized in other comprehensive income, net of taxes	$5,908	$2,406

The effective portion of gains and losses on derivative instruments designated and qualifying as cash flow hedges recorded in accumulated other comprehensive income during the term of the hedging relationship and reclassified into earnings during the First Quarter and the Prior Year Quarter is set forth in the table below:

	Income Statements Location	For the 13 Weeks Ended April 3, 2010	Income Statements Location	For the 13 Weeks Ended April 4, 2009
	IN THOUSANDS		IN THOUSANDS

Foreign exchange contracts	Other income - net	$312	Other income - net	$2,929

Total gain reclassified from other comprehensive income, net of taxes into income, net of taxes		$312		$2,929

The table below discloses the Company’s fair value amounts as separate asset and liability values, presents the fair value of derivative instruments on a gross basis, and identifies the line item(s) in the condensed consolidated balance sheet in which the fair value amounts for these categories of derivative instruments are included.

FOSSIL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

	Asset Derivatives				Liability Derivatives
	April 3, 2010		January 2, 2010		April 3, 2010		January 2, 2010
	IN THOUSANDS				IN THOUSANDS
	Condensed Consolidated Balance Sheet Location	Fair Value	Condensed Consolidated Balance Sheet Location	Fair Value	Condensed Consolidated Balance Sheet Location	Fair Value	Condensed Consolidated Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:

Foreign exchange contracts	Prepaid expenses and other current assets	$6,926	Prepaid expenses and other current assets	$2,122	Accounts payable	$561	Accounts payable	$2,116
Foreign exchange contracts	Investments	124	Investments	—		—		—

		7,050		2,122		561		2,116

Total derivatives designated as hedging instruments under ASC 815:		$7,050		$2,122		$561		$2,116

At the end of the First Quarter, the Company had foreign exchange contracts with maturities extending through August 2011. The estimated net amount of the existing gains or losses at the reporting date that is expected to be reclassified into earnings within the next 12 months is $5.3 million.

7. CONTROLLING AND NONCONTROLLING INTEREST

The following tables summarize the changes in equity attributable to controlling and noncontrolling interests (in thousands):

	Fossil, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance at January 2, 2010	$962,781	$5,631	$968,412

Net Income	35,907	1,789	37,696
Currency translation adjustments	(17,980)	9	(17,971)
Unrealized gain on available for sale securities	184	—	184
Unrealized gain on forward contracts	5,596	—	5,596
Common stock issued upon exercise of stock options and stock appreciation rights	6,968	—	6,968
Tax benefit derived from stock-based compensation	2,395	—	2,395
Distribution of noncontrolling interest earnings	—	(2,387)	(2,387)
Restricted stock forfeiture put to treasury	(1,758)	—	(1,758)
Stock-based compensation expense	1,734	—	1,734

Balance at April 3, 2010	$995,827	$5,042	$1,000,869

FOSSIL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

	Fossil, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance at January 3, 2009	$802,144	$3,219	$805,363

Net income	17,320	1,176	18,496
Currency translation adjustments	(8,662)	(2)	(8,664)
Unrealized gain on available for sale securities	256	—	256
Unrealized loss on forward contracts	(523)	—	(523)
Common stock issued upon exercise of stock options and stock appreciation rights	424	—	424
Tax benefit derived from stock-based compensation	341	—	341
Other	—	248	248
Restricted stock forfeiture put to treasury	(369)	—	(369)
Restricted stock issued in connection with deferred compensation plan	1,293	—	1,293
Repurchase and retirement of common stock	—	—	—
Distribution of noncontrolling interest earnings	—	(2,513)	(2,513)

Balance at April 4, 2009	$812,224	$2,128	$814,352

8. INTANGIBLE AND OTHER ASSETS

The following table summarizes the intangible and other assets as of April 3, 2010 and January 2, 2010, respectively:

		April 3, 2010		January 2, 2010
	Useful Lives	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
		IN THOUSANDS
Intangibles - subject to amortization:
Trademarks	10 yrs.	$2,648	$1,658	$2,646	$1,612
Customer list	9 yrs.	7,945	6,117	7,786	5,745
Patents	14 -20 yrs.	772	315	764	303
Other	7-20 yrs.	195	180	201	184

Total intangibles - subject to amortization		11,560	8,270	11,397	7,844

Intangibles - not subject to amortization:
Tradenames		20,719	—	20,815	—

Other assets:
Key money deposits		21,496	5,583	22,822	5,191
Other deposits		9,476	—	9,015	—
Deferred compensation plan assets		2,980	—	2,847	—
Other		6,554	656	6,379	593

Total other assets		40,506	6,239	41,063	5,784

Total intangibles and other assets		$72,785	$14,509	$73,275	$13,628

Net of amortization			$58,276		$59,647

Estimated aggregate future amortization expense for intangible assets is as follows:

IN THOUSANDS

For the nine months ending January 1, 2011	$1,029
For the twelve months ending December 31, 2011	792
For the twelve months ending December 29, 2012	584
For the twelve months ending December 28, 2013	218
For the twelve months ending January 3, 2015	144
For the twelve months ending January 2, 2016	137

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition and results of operations of Fossil, Inc. and its wholly and majority-owned subsidiaries for the thirteen week period ended April 3, 2010 (the “First Quarter”) as compared to the thirteen week period ended April 4, 2009 (the “Prior Year Quarter”). This discussion should be read in conjunction with the condensed consolidated financial statements and the related notes thereto.

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

Domestically, we sell our products through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, owned retail and factory outlet stores, mass market stores and through our FOSSIL® catalog and website. Our wholesale customer base includes, among others, Neiman Marcus, Nordstrom, Saks Fifth Avenue, Macy’s, Dillard’s, JCPenney, Kohl’s, Sears, Wal-Mart and Target. We also sell our products in the United States through a network of company-owned stores that included 126 retail stores located in premier retail sites and 72 outlet stores located in major outlet malls as of April 3, 2010. In addition, we offer an extensive collection of our FOSSIL brand products through our catalogs and on our website, www.fossil.com, as well as proprietary and licensed watch and jewelry brands through other managed and affiliated websites.

Internationally, our products are sold to department stores, specialty retail stores and specialty watch and jewelry stores in over 100 countries worldwide through 23 company-owned foreign sales subsidiaries and through a network of 59 independent distributors. Our products are distributed in Africa, Asia, Australia, Europe, Central and South America, Canada, the Caribbean, Mexico, and the Middle East. Our products are offered on airlines, cruise ships and in international company-owned retail stores, which included 129 accessory retail stores, 11 multi-brand stores and 17 outlet stores in select international markets as of April 3, 2010. Our products are also sold through licensed and franchised FOSSIL retail stores and kiosks in certain international markets. In addition, we offer an extensive collection of our FOSSIL brand products on our websites in certain countries.

Our business is subject to global economic cycles and retail industry conditions. Purchases of discretionary fashion accessories, such as our watches, handbags, sunglasses and other products, tend to decline during recessionary periods when disposable income is low and consumers are hesitant to use available credit. The global economic environment began to deteriorate in the second half of fiscal year 2008. The declining values in real estate, reduced lending by banks, solvency concerns of major financial institutions, increases in unemployment levels and significant declines and volatility in the global financial markets have negatively impacted the level of consumer spending for discretionary items. This has affected our business, as it is dependent on consumer demand for our products. In North America, beginning in the fourth quarter of fiscal year 2008 and continuing through most of fiscal year 2009, the discretionary consumer segment experienced a significant slowdown in customer traffic and a highly promotional environment. These same conditions spread to many international markets during 2009. Recently, we have experienced a slight recovery in many of the markets in which we distribute. However, if economic conditions worsen, our revenues and earnings for fiscal year 2010 could be negatively impacted.

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

The majority of our products are sold at price points ranging from $50 to $500. Although the current economic environment continues to weigh on consumer discretionary spending levels and, ultimately, our net sales, we believe that the price/value relationship and the differentiation and innovation of our products, in comparison to those of our competitors, will allow us to maintain or grow our market share in those markets in which we compete. Historically, during recessionary periods, the strength of our balance sheet, our strong operating cash flow and the relative size of our business with our wholesale customers, in comparison to that of our competitors, have allowed us to weather recessionary periods for longer periods of time and generally resulted in market share gains to us.

Our international operations are subject to many risks, including foreign currency. Generally, a strengthening of the U.S. dollar against currencies of other countries in which we operate will reduce the translated amounts of sales and operating expenses of our subsidiaries, which results in a reduction of our consolidated operating income. The Company manages its currency risks by using derivative instruments. The primary risks managed by using derivative instruments are the future payments of intercompany inventory transactions, denominated in U.S. dollars, by non-U.S. subsidiaries. Forward contracts are entered into by the Company to manage fluctuations in global currencies that will ultimately be used to settle such U.S. dollar denominated inventory purchases.

For a more complete discussion of the risks facing our business, see “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 2, 2010.

Effective January 3, 2010, we made changes to the presentation of reportable segments to reflect changes in the way our chief operating decision maker evaluates the performance of our operations, develops strategy and allocates capital resources. Prior to January 3, 2010, our reportable segments consisted of the following: United States Wholesale, Europe Wholesale, Other International Wholesale and Direct to Consumer. Effective January 3, 2010, our reportable segments consist of the following: North America Wholesale, Europe Wholesale, Asia Pacific Wholesale and Direct to Consumer.

These changes include the reclassification of our wholesale operations in Canada and Mexico and our U.S. export business, all of which were previously recorded within our Other International Wholesale segment, to the North America Wholesale segment. Our U.S. domestic wholesale operations previously recorded within the United States Wholesale segment, have also been reclassified to the North America Wholesale segment. Our Asia Pacific wholesale operations, previously recorded within the Other International Wholesale segment, have been reclassified to the Asia Pacific Wholesale segment. Our operations related to our joint venture with Fossil, Spain S.A., previously recorded within the Other International Wholesale segment, have been reclassified to the Europe Wholesale segment. Our historical segment disclosures have been recast to be consistent with the current presentation.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to product returns, bad debt, inventories, long-lived asset impairment, impairment of goodwill and trade names, income taxes, warranty costs, hedge accounting, litigation reserves and stock-based compensation. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Our estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no changes to the critical accounting policies disclosed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2010.

Newly Adopted Accounting Standard Codification

In January 2010, the FASB issued ASU 2010-6 Improving Disclosures about Fair Value Measurements (Topic 820) (“ASU 2010-6”). ASU 2010-6 provides amendments to Subtopic 820-10 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-6 provides amendments to Subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. The new disclosure requirements became effective for financial statements issued for interim and annual periods beginning after December 15, 2009, except for the disclosure about purchases, sales, issuances, and settlements in Level 3 fair value measurements, which become effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-6 did not have a material impact on our consolidated results of operations or financial position.

In January 2010, the FASB issued ASU 2010-2 Consolidations (Topic 810) Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification (“ASU 2010-2”). ASU 2010-2 addresses implementation issues related to the changes in ownership provisions in the Consolidation—Overall Subtopic (“Subtopic 810-10”) of the FASB Accounting Standards Codification. Subtopic 810-10 establishes the accounting and reporting guidance for non-controlling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. ASU 2010-2 became effective for us starting January 3, 2010. The adoption of ASU 2010-2 did not have a material impact on our consolidated results of operations or financial position.

In December 2009, FASB issued ASU 2009-17 Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-17 amends the FASB ASC for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. ASU 2009-17 also requires additional disclosures about an enterprise’s involvement in variable interest entities. ASU 2009-17 was effective for us starting January 3, 2010. The adoption of ASU 2009-17 did not have a material impact on our consolidated results of operations or financial position.

In December 2009, the FASB issued ASU 2009-16 Transfers and Servicing (Topic 860) Accounting for Transfers of Financial Assets (“ASU 2009-16”). ASU 2009-16 amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The amendments in ASU 2009-16 eliminate the exceptions for qualifying special purpose entities from the consolidation guidance and the exception that permitted sales accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. ASU 2009-16 was effective for us starting January 3, 2010. The adoption of ASU 2009-16 did not have a material impact on our consolidated results of operations or financial position.

Results of Operations

The following table sets forth, for the periods indicated, (i) the percentages of our net sales represented by certain line items from our condensed consolidated statements of income and comprehensive income and (ii) the percentage changes in these line items between the periods indicated.

	Percentage of Net Sales		Percentage Change from 2009
	For the 13 Weeks Ended
	April 3, 2010	April 4, 2009

Net sales	100.0%	100.0%	21.7%
Cost of sales	44.2	47.6	13.1

Gross profit	55.8	52.4	29.5

Operating expenses:
Selling and distribution	31.8	33.5	15.5
General and administrative	11.0	11.6	15.5

Operating income	13.0	7.3	115.4
Interest expense	—	—	*
Other income - net	0.7	1.5	*

Income before income taxes	13.7	8.8	89.1
Provision for income taxes	4.1	3.1	61.6

Net income	9.6	5.7	103.8
Net income attributable to noncontrolling interest, net of tax	0.5	0.3	52.1

Net income attributable to Fossil, Inc.	9.1%	5.4%	107.3%

*	not meaningful

Net Sales. The following table sets forth consolidated net sales by segment (excluding corporate, which had no net sales), and components of certain segments, and the percentage relationship of the components to consolidated net sales for the periods indicated (in millions, except percentage data):

	Amounts		Percentage of Total
	For the 13 Weeks Ended		For the 13 Weeks Ended
	April 3, 2010	April 4, 2009	April 3, 2010	April 4, 2009

Wholesale:
North America	$153.8	$117.5	39.1%	36.4%
Europe	112.5	107.4	28.6	33.2
Asia Pacific	38.7	31.6	9.9	9.8

Total wholesale	305.0	256.5	77.6	79.4
Direct to Consumer	88.2	66.5	22.4	20.6

Total net sales	$393.2	$323.0	100.0%	100.0%

The following table is intended to illustrate by factor the total of the percentage change in sales by segment and on a consolidated basis:

Analysis of Percentage Change in Net Sales during the First Quarter Versus the Prior Year Quarter

Attributable to Changes in the Following Factors

	Exchange Rates	Organic Growth	Total Change
North AmericaWholesale	1.1%	29.8%	30.9%
Europe Wholesale	6.0%	(1.3)%	4.7%
Asia Pacific Wholesale	11.7%	10.8%	22.5%
Direct to Consumer	3.0%	29.6%	32.6%
Total	4.2%	17.5%	21.7%

The following net sales discussion excludes the impact on sales growth attributable to foreign currency rate changes as noted in the above table.

North America Wholesale Net Sales. Net sales in the North America wholesale segment, which consists of our operations in the U.S., Canada, Mexico and sales to third-party distributors in South America increased 29.8% for the First Quarter in comparison to the Prior Year Quarter. Replenishment orders, continued innovation and a gradual upturn in the watch category contributed to the sales increase. While capitalizing on innovation in style and materials introduced throughout 2009, we believe we are capturing an increased market share of an increasing watch business in the U.S. department stores as consumers are allocating more of their discretionary spending toward the watch category. Overall watch sales increased by 50.1% for the First Quarter with sales growth across all major watch brands. The strongest performances were delivered by MICHAEL KORS, FOSSIL and MICHELE® . Watch sales also benefited from a 104.4% increase in shipments to third-party distributors and the travel retail channel, primarily the result of these customers heavily destocking inventory levels in the Prior Year Quarter as a result of the economic slowdown. North America wholesale accessory sales increased by 6.5% for the First Quarter primarily the result of increased shipments of FOSSIL accessory jewelry, men’s leather products and women’s footwear, partially offset by a slight sales decline in women’s leather products. Increased sales in FOSSIL accessory jewelry were the result of fixture growth in existing doors as well as new door growth within the department store channel, while the increase in men’s leather products was principally driven by replenishment orders resulting from strong sell-through in the fourth quarter of 2009. Additionally, women’s footwear, launched during the third quarter of fiscal 2009, contributed $1.3 million of sales growth to the First Quarter.

Europe Wholesale Net Sales. European wholesale shipments decreased 1.3% primarily due to sales volume declines in FOSSIL and DKNY® watches and jewelry, partially offset by sales volume growth in all other licensed brand watches and FOSSIL leather products. FOSSIL watch and jewelry sales declined 5.4% and 5.6%, respectively, while DKNY watch and jewelry sales declined 7.1% and 20.5%, respectively. We believe the challenging economic conditions and the resulting decrease in discretionary spending in this region continued to negatively impact our businesses. However, we experienced sales growth for the First Quarter in comparison to the Prior Year Quarter in most of our licensed watch brands as well as in businesses more recently introduced in this market. Total licensed watch sales rose 4.6% for the First Quarter in comparison to the Prior Year Quarter led by ARMANI®, DIESEL® and MICHAEL KORS®, partially offset by the sales decline in DKNY. European wholesale leather shipments increased 22.4% in comparison to the Prior Year Quarter, which we attribute partially to increased brand awareness generated by the expansion of our FOSSIL accessory store concept in this market and partially to our focus on expanding a very successful leathers business in the U.S. to other international markets.

Asia Pacific Wholesale Net Sales. Asia Pacific wholesale sales increased 10.8% principally due to further market penetration in Korea as well as double-digit growth in Japan. The Asia Pacific wholesale results included a $4 million sales return from our third-party distributor in Korea as part of the transition of this business to our own subsidiary. The sales increase experienced during the First Quarter was driven by licensed brand watch sales, which we believe was the result of consumers’ positive response to innovative new styles and new door growth.

Direct to Consumer Net Sales. Direct to consumer net sales for the First Quarter increased 29.6% in comparison to the Prior Year Quarter, primarily the result of comparable store sales gains of 19.4% and a 9.2% increase in the average number of company-owned stores open during the First Quarter. Net sales from the Company’s e-commerce businesses also increased 26.3% during the First Quarter, primarily related to our U.S.-based e-commerce site. We believe the comparable sales growth in our retail stores and the increase in net sales in our e-commerce businesses were the result of innovative product offerings and an expanded catalog initiative in comparison to the Prior Year Quarter. Comparable store sales related to our global full price accessory concept increased by 14.6% for the First Quarter. We ended the First Quarter with 355 stores, including 220 full price accessory stores, 129 of which are outside the U.S., 89 outlet locations, including 17 outside the U.S., 33 apparel stores, all in the U.S., and 13 multi-brand stores, including 11 outside the U.S. This compares to 325 stores at the end of the Prior Year Quarter, which included 195 full price accessory stores, 107 located outside the U.S., 80 outlet locations, including 9 outside the U.S., 33 apparel stores, and 17 multi-brand stores, including 12 outside the U.S. During the First Quarter, we opened 6 new stores and closed 5. During fiscal 2010, we anticipate opening approximately 50 retail stores globally, concentrating on our full price accessory concept outside of the U.S and closing approximately 27 doors.

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

Gross Profit. First Quarter gross profit margin increased by 340 basis points to 55.8% compared to 52.4% in the Prior Year Quarter. This expansion in gross margin coupled with higher sales levels resulted in gross profit increasing by $50 million, or 29.5%, to $219.4 million in comparison to $169.4 million last year. A weaker U.S. dollar in comparison to Prior Year Quarter contributed 130 basis points to the improvement in gross profit margin. Additionally, gross profit margin also benefited from reduced levels of low margin sales through off-price liquidation channels and an increase in the sales mix of higher margin licensed watch products and direct to consumer sales in comparison to the Prior Year Quarter. We expect continued gross margin improvement over the balance of fiscal year 2010, primarily due to a higher mix of direct to consumer and wholesale watch sales. Additionally, we expect second quarter of fiscal 2010 to also benefit from reduced levels of off price liquidation sales in comparison to last year.

Operating Expenses. First Quarter operating expenses expressed as a percentage of sales decreased to 42.8% compared to 45.1% in the Prior Year Quarter. Total operating expenses increased by $22.6 million, which, included a $5.1 million unfavorable impact from the translation of foreign-based expenses as a result of the weaker U.S. dollar as compared to the Prior Year Quarter. On a constant dollar basis, operating expenses increased $17.5 million, primarily the result of increased sales. Our wholesale and corporate cost areas accounted for $7.5 million and $3.6 million, respectively, of the increase while our direct to consumer business operating expenses increased by $6.4 million. Expense increases associated with our wholesale segments were primarily attributable to increased payroll and marketing expenses while expense increases in our corporate cost area were primarily related to increased payroll, equity compensation and legal fees. Expense increases within our direct to consumer segment were primarily attributable to store growth over the last twelve months. For fiscal year 2010, we are not anticipating any significant change in operating expenses as a percentage of net sales. We expect that increases in net sales will be offset by higher levels of operating expenses primarily due to the normalization of compensation and other expenses that we reduced in 2009, a higher sales mix of direct to consumer sales which carry higher levels of operating expenses as a percentage of net sales, but also generate higher gross margins as well, and further investments in supporting our current and long-term growth initiatives.

The following table sets forth operating expenses on a segment basis and the relative percentage of operating expenses to net sales for each segment for the periods indicated (in millions, except for percentage data):

	Amounts		Percentage of Net Sales
	For the 13 Weeks Ended		For the 13 Weeks Ended
	April 3, 2010	April 4, 2009	April 3, 2010	April 4, 2009
North America Wholesale	$32.0	$28.4	20.8%	24.2%
Europe Wholesale	37.0	34.8	32.9%	32.4%
Asia Pacific Wholesale	20.3	15.3	52.5%	48.4%
Direct to Consumer	55.3	47.3	62.7%	71.1%
Corporate	23.6	19.8	—	—

Total	$168.2	$145.6	42.8%	45.1%

Operating Income. Increased net sales, improved gross profit margin and operating expense leverage resulted in a 115.4% increase in operating income for the First Quarter. As a percentage of sales, operating income increased to 13.0% in the First Quarter, compared to 7.3% in the Prior Year Quarter. During the First Quarter, operating income was favorably impacted by approximately $5.1 million as a result of the translation of foreign-based sales and expenses into U.S. dollars.

Other Income - Net. Other income – net, attributable to Fossil Inc., decreased unfavorably by $2.5 million during the First Quarter in comparison to the Prior Year Quarter principally as a result of lower levels of foreign currency transaction gains experienced in the First Quarter as compared to the Prior Year Quarter.

Provision For Income Taxes. Income tax expense for the First Quarter, attributable to Fossil Inc., was $15.7 million, resulting in an effective income tax rate of 30.4%. For the Prior Year Quarter, income tax expense was $9.3 million, resulting in an effective rate of 35.0%. The lower effective tax rate for the First Quarter in comparison to the Prior Year Quarter was the result of a higher proportion of foreign income, which was taxed at lower effective tax rates, and the recognition of previously unrecognized tax benefits. We estimate our fiscal year 2010 effective tax rate will approximate 35%, excluding any discrete events.

Net Income Attributable to Fossil, Inc. First Quarter net income attributable to Fossil, Inc. increased by 107.3% to $35.9 million, or $0.53 per diluted share, inclusive of a favorable $0.05 per diluted share impact related to the weaker U.S. dollar comprised of $0.07 from the translation of foreign-based sales and expenses into U.S. dollars and included in net income, offset by $0.02 reduction in transactional gains included in other income-net in comparison to the Prior Year Quarter.

2010 Net Sales and Earnings Estimates. As we continue to grow our retail store base and e-commerce businesses, sales from our direct to consumer segment are expected to increase as a percentage of the total sales mix, benefiting our profitability in the fourth quarter, generally at the expense of the first and second quarters when, due to seasonality, it is more difficult to leverage direct to consumer expenses against direct to consumer sales. For the second quarter of fiscal 2010, we expect year-over-year reported and constant dollar net sales to increase in a range of 20% to 22%. Second quarter fiscal 2010 diluted earnings per share are expected to be in a range of $0.32 to $0.34. We do not expect changes in currency exchange rates, in comparison to the Prior Year Quarter, to have a significant impact on the second quarter of fiscal 2010 earnings.

For fiscal year 2010, we expect reported net sales to increase year-over-year in a range of 12% to 14% with constant dollar sales increasing in a range of 14% to 16% resulting in operating margin expanding to the 15.0% to 15.5% range compared to operating margin of 13.7% in fiscal 2009. Diluted earnings per share for fiscal year 2010 are expected to be in a range of $2.55 to $2.65. This range includes an unfavorable currency impact of approximately $0.10 per diluted share primarily related to the translation impact of an average stronger U.S. dollar for the full year, net of expected hedging gains.

Our forward guidance is based upon the current prevailing rate of the U.S. dollar compared to other foreign currencies for countries in which we operate. Our guidance assumes a Euro/U.S. dollar currency exchange rate of 1.28 to 1.

Liquidity and Capital Resources

Historically, our general business operations have not required substantial cash during the First Quarter of our fiscal year. Generally, starting in the second quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our quarterly cash requirements are also impacted by the number of new stores we open. Our cash and cash equivalent balances as of the end of the First Quarter amounted to $449.9 million in comparison to $195.4 million at the end of the Prior Year Quarter and $405.2 million at the end of fiscal year 2009.

The $44.7 million increase in cash and cash equivalents since the end of fiscal year 2009 is primarily related to net cash provided by operating activities of $54.8 million, driven by net income of $37.7 million, favorable non-cash activities of $14.4 million, and favorable increases in working capital of $2.7 million. Increases in cash from operating activities were offset by capital expenditures of $5.7 million, and an unfavorable impact on cash balances resulting from foreign exchange rate translations of $11.1 million. Proceeds from the exercise of stock options contributed approximately $7.0 million to First Quarter cash flows.

Accounts receivable increased to $163.7 million at the end of the First Quarter compared to $158.4 million at the end of the Prior Year Quarter, primarily due to an increase in wholesale shipments during the First Quarter versus the Prior Year Quarter. Days sales outstanding for our wholesale segments for the First Quarter was 47 days, which decreased from 54 days in the Prior Year Quarter primarily driven by a reduction in sales mix of internationally-based sales that generally result in longer collection cycles than those experienced in the U.S. Inventory at the end of the First Quarter was $250.3 million, representing a decrease of 12.2% from the Prior Year Quarter inventory balance of $285.1 million.

At the end of the First Quarter, we had working capital of $744.5 million compared to working capital of $576.4 million at the end of the Prior Year Quarter and approximately $3.6 million of outstanding short-term borrowings, primarily related to our Japanese revolving line of credit. We had no outstanding borrowings under our $100 million U.S. Short-Term Revolving Credit Facility (the “Revolver”) with Wells Fargo Bank, N.A. at the end of the First Quarter. Amounts outstanding under the Revolver bear interest at our option of (i) the lesser of (a) the higher of the prime rate (3.25% at the end of the First Quarter) plus 1.5%, or 3%, or (b) the maximum rate allowed by law or (ii) the London Interbank Offer Rate (“LIBOR”), base rate (0.25% at the end of the First Quarter) plus three-quarters of one percent. The Revolver is secured by 65% of the issued and outstanding shares of certain of our subsidiaries pursuant to a Stock Pledge Agreement and requires the maintenance of net worth, quarterly income, working capital and certain financial ratios. The Revolver expires in November 2010 and allows for an increase from $100 million to $200 million upon our request and approval of Wells Fargo. Available borrowings under the Revolver are reduced by amounts outstanding under open letters of credit, and by amounts outstanding under foreign-based borrowing arrangements. We also maintain a 300 million Yen (approximately $3.2 million) short-term credit facility in Japan (“Japan Facility”), bearing interest at the short-term prime rate (1.475% at the end of the First Quarter). The Revolver and the Japan Facility renew each year in November and December, respectively. At the end of the First Quarter, we had approximately $3.2 million of outstanding borrowing under our Japan Facility. We had no outstanding borrowings under the Revolver, however, we had $30.3 million of outstanding letters of credit at April 3, 2010 that reduce amounts available under the Revolver. We were in compliance with all debt covenants related to our credit facilities.

At the end of the First Quarter, our wholly-owned subsidiary, Fossil Group Europe, Gmbh, had outstanding long-term borrowings, in the form of a term note, of $3.5 million. This note has a variable interest term with an interest rate at the end of the First Quarter of 2.0% with interest payments due quarterly. This note requires minimum principal payments of 100,000 Swiss Francs each year with no stated maturity and no penalties for early termination.

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

In addition to the factors listed above, our actual results may differ materially due to the other risks and uncertainties discussed in this Quarterly Report and the risks and uncertainties set forth in our Annual Report on Form 10-K for the fiscal year ended January 2, 2010. Accordingly, readers of this Quarterly Report should consider these facts in evaluating the information and are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a multinational enterprise, we are exposed to changes in foreign currency exchange rates. Our most significant foreign currency risks relate to the Euro, and to a lesser extent, the British Pound, the Swiss Franc, the Australian Dollar, Canadian Dollar, Japanese Yen, Mexican Peso, Malaysian Ringitt, Singapore Dollar and Swedish Krona as compared to the U.S. dollar. Due to our vertical nature whereby a significant portion of goods are sourced from our owned facilities, the foreign currency risks relate primarily to the necessary current settlement of intercompany inventory transactions. We employ a variety of operating practices to manage these market risks relative to foreign currency exchange rate changes and, where deemed appropriate, utilize foreign currency forward contracts. These operating practices include, among others, our ability to convert foreign currency into U.S. dollars at spot rates and to maintain U.S. dollar pricing relative to sales of our products to certain distributors located outside the U.S. The use of foreign currency forward contracts allows us to offset exposure to rate fluctuations because the gains or losses incurred on the derivative instruments will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. We use derivative instruments only for risk management purposes and do not use them for speculation or for trading. There were no significant changes in how we managed foreign currency transactional exposure in the First Quarter and we do not anticipate any significant changes in such exposures or in the strategies we employ to manage such exposure in the near future.

At the end of the First Quarter, we had outstanding foreign exchange contracts to sell 66.7 million Euro for approximately $95.7 million, expiring through December 2010, 2.3 billion Japanese Yen for approximately $25.3 million, expiring through August 2011, 1.5 million British Pounds for approximately $2.4 million, expiring through June 2010, 3.5 million Australian Dollars for approximately $3.0 million, expiring through September 2010, 26.8 million Mexican Pesos for approximately $2.1 million, expiring through November 2010 and 8.2 million Canadian Dollars for approximately $7.8 million, expiring through January 2011. If we were to settle our Euro, Japanese Yen, British Pound, Australian Dollar, Mexican Peso and Canadian Dollar based contracts at April 3, 2010, the net result would have been a net gain of approximately $5.7 million, net of taxes.

At the end of the First Quarter, a 10% unfavorable change in the U.S. dollar strengthening against foreign currencies to which we have balance sheet transactional exposures, would have reduced net pre-tax income by $9.2 million. The translation of the balance sheets of our foreign-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. At the end of the First Quarter, a 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would have reduced consolidated stockholders’ equity by approximately $36.6 million. In our view, these hypothetical losses resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position, results of operations or cash flows.

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

Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective at the reasonable assurance level as of April 3, 2010.

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

Item 6.	Exhibits

(a)	Exhibits

3.1(1)	Second Amended and Restated Certificate of Incorporation of Fossil, Inc.

3.2(1)	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Fossil, Inc.

3.3	Second Amended and Restated Bylaws of Fossil, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 8-K filed on September 4, 2008).

10.1(1)(2)	Form of Restricted Stock Unit Award Agreement under the Fossil, Inc. 2008 Long-Term Incentive Plan for Non-U.S. Participants

31.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith.
(2)	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOSSIL, INC.

Date: May 13, 2010	/S/ MIKE L. KOVAR
Mike L. Kovar
Executive Vice President, Chief Financial Officer and Treasurer (Principal financial and accounting officer duly authorized to sign on behalf of Registrant)

EXHIBIT INDEX

Exhibit Number	Document Description

3.1 (1)	Second Amended and Restated Certificate of Incorporation of Fossil, Inc.

3.2 (1)	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Fossil, Inc.

3.3	Second Amended and Restated Bylaws of Fossil, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 8-K filed on September 4, 2008).

10.1(1)(2)	Form of Restricted Stock Unit Award Agreement under the Fossil, Inc. 2008 Long-Term Incentive Plan for Non-U.S. Participants.

31.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith.
(2)	Management contract or compensatory plan or arrangement.