Form 10-Q
period 2010-07-03
FOSSIL INC
filed 2010-08-12
CIK 883569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 3, 2010

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

The number of shares of the registrant’s common stock outstanding as of August 9, 2010: 67,122,724.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

FOSSIL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

IN THOUSANDS

	July 3, 2010	January 2, 2010

Assets
Current assets:
Cash and cash equivalents	$434,544	$405,175
Securities available for sale	8,445	7,995
Accounts receivable - net of allowances of $58,641 and $55,966, respectively	162,918	209,784
Inventories - net	297,470	245,714
Deferred income tax assets - net	26,292	28,937
Prepaid expenses and other current assets	74,897	48,868

Total current assets	1,004,566	946,473

Investments	8,456	13,730
Property, plant and equipment - net of accumulated depreciation of $186,940 and $182,328, respectively	202,093	212,367
Goodwill	43,081	44,266
Intangible and other assets - net of accumulated amortization of $15,152 and $13,628, respectively	55,438	59,647

Total long-term assets	309,068	330,010

Total assets	$1,313,634	$1,276,483

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt	$3,776	$3,618
Accounts payable	88,993	103,591
Accrued expenses:
Compensation	34,893	39,773
Royalties	18,586	16,774
Co-op advertising	11,342	18,498
Other	42,732	29,618
Income taxes payable	15,492	33,408

Total current liabilities	215,814	245,280

Long-term income taxes payable	7,218	18,840
Deferred income tax liabilities	36,815	27,039
Long-term debt	4,140	4,538
Other long-term liabilities	12,715	12,374

Total long-term liabilities	60,888	62,791

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock, 67,234 and 66,900 shares issued at July 3, 2010 and January 2, 2010, respectively	672	669
Additional paid-in capital	96,986	93,037
Retained earnings	925,007	834,615
Accumulated other comprehensive income	9,024	34,460
Noncontrolling interest	5,243	5,631

Total stockholders’ equity	1,036,932	968,412

Total liabilities and stockholders’ equity	$1,313,634	$1,276,483

See notes to the condensed consolidated financial statements.

FOSSIL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

UNAUDITED

IN THOUSANDS, EXCEPT PER SHARE DATA

	For the 13 Weeks Ended		For the 26 Weeks Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Net sales	$412,560	$315,865	$805,789	$638,893
Cost of sales	175,675	148,683	349,485	302,331

Gross profit	236,885	167,182	456,304	336,562

Operating expenses:
Selling and distribution	129,192	107,522	254,047	215,610
General and administrative	43,347	37,184	86,648	74,673

Total operating expenses	172,539	144,706	340,695	290,283

Operating income	64,346	22,476	115,609	46,279
Interest expense	59	69	117	132
Other income - net	237	4,550	2,771	9,233

Income before income taxes	64,524	26,957	118,263	55,380
Provision for income taxes	7,965	9,709	24,008	19,392

Net income	56,559	17,248	94,255	35,988
Less: Net income attributable to noncontrolling interest	2,074	625	3,863	2,045

Net income attributable to Fossil, Inc.	$54,485	$16,623	$90,392	$33,943

Other comprehensive (loss) income, net of taxes:
Currency translation adjustment	(17,211)	12,943	(35,191)	4,279
Unrealized gain on securities available for sale	114	245	298	501
Forward contracts hedging intercompany foreign currency payments - change in fair values	3,861	(4,527)	9,457	(5,050)

Comprehensive income	43,323	25,909	68,819	35,718
Less: Comprehensive income attributable to noncontrolling interest	2,062	627	3,842	2,046

Comprehensive income attributable to Fossil, Inc.	$41,261	$25,282	$64,977	$33,672

Earnings per share:
Basic	$0.81	$0.25	$1.34	$0.51

Diluted	$0.80	$0.25	$1.33	$0.51

Weighted average common shares outstanding:
Basic	67,446	66,668	67,235	66,607

Diluted	68,278	67,110	68,111	66,881

See notes to the condensed consolidated financial statements.

FOSSIL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

IN THOUSANDS

	For the 26 Weeks Ended
	July 3, 2010	July 4, 2009

Operating Activities:
Net income	$94,255	$35,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	20,036	20,450
Stock-based compensation	4,500	3,576
Increase (decrease) in allowance for returns - net of related inventory in transit	2,138	(5,400)
Loss on disposal of assets	101	95
Impairment loss	2,476	900
Equity in (income) loss of joint venture	(687)	930
Distribution from joint venture	4,726	0
(Decrease) increase in allowance for doubtful accounts	(1,273)	1,281
Excess tax (benefit) expense from stock-based compensation	(2,975)	323
Deferred income taxes	11,754	4,802

Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	44,191	75,017
Inventories	(49,946)	37,715
Prepaid expenses and other current assets	(17,670)	(3,619)
Accounts payable	(15,523)	(27,255)
Accrued expenses	1,108	(25,093)
Income taxes payable	(26,563)	(3,387)

Net cash provided by operating activities	70,648	116,323

Investing Activities:
Additions to property, plant and equipment	(17,626)	(16,205)
Increase in intangible and other assets	(2,371)	(3,170)
Purchase of securities available for sale	(302)	(868)
Sales/maturities of securities available for sale	151	20

Net cash used in investing activities	(20,148)	(20,223)
Financing Activities:
Acquisition of common stock	(11,157)	0
Distribution of noncontrolling interest earnings	(4,272)	(2,602)
Excess tax benefit (expense) from stock-based compensation	2,975	(323)
Borrowings on notes payable	46	1,561
Payments on notes payable	(221)	(3,355)
Proceeds from exercise of stock options	9,544	813

Net cash used in financing activities	(3,085)	(3,906)
Effect of exchange rate changes on cash and cash equivalents	(18,046)	(116)

Net increase in cash and cash equivalents	29,369	92,078
Cash and cash equivalents:
Beginning of period	405,175	172,012

End of period	$434,544	$264,090

See notes to the condensed consolidated financial statements.

FOSSIL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1. FINANCIAL STATEMENT POLICIES

Basis of Presentation. The condensed consolidated financial statements include the accounts of Fossil, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of July 3, 2010, and the results of operations for the thirteen week periods ended July 3, 2010 (“Second Quarter”) and July 4, 2009 (“Prior Year Quarter”), respectively, and the twenty-six week periods ended July 3, 2010 (“Year To Date Period”) and July 4, 2009 (“Prior Year YTD Period”), respectively. All adjustments are of a normal, recurring nature.

These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the annual report on Form 10-K filed by the Company pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) for the fiscal year ended January 2, 2010. Operating results for the thirteen and twenty-six week periods ended July 3, 2010 are not necessarily indicative of the results to be achieved for the full year.

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

Foreign Currency Hedging Instruments. The Company’s foreign subsidiaries periodically enter into forward contracts principally to hedge the future payment of intercompany inventory transactions in U.S. dollars. If the Company’s foreign subsidiaries were to settle their Euro, Mexican Peso, Australian Dollar, Canadian Dollar and Japanese Yen based contracts at the reporting date, the net result would be a gain of approximately $9.0 million, net of taxes, as of July 3, 2010. Refer to Note 6 to the condensed consolidated financial statements for additional disclosures about the Company’s use of forward contracts. The tax expense of the changes in fair value of hedging activities for the Second Quarter and Prior Year Quarter was $0.8 million and $0.3 million, respectively. The tax expense and tax benefit of the changes in fair value of hedging activities for the Year To Date Period and Prior Year YTD Period was $0.7 million and $1.1 million, respectively.

FOSSIL, INC.

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

Accounting Standard Codification (“ASC”) 820, Fair Value Measurement and Disclosures (“ASC 820”), establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•	Level 2 - Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 - Unobservable inputs based on the Company’s assumptions.

ASC 820 requires the use of observable market data if such data is available without undue cost and effort.

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value at July 3, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale
Investments in bonds	$7,746	$0	$0	$7,746
Investment in publicly traded equity securities	699	0	0	699
Foreign exchange forward contracts	0	10,628	0	10,628
Deferred compensation plan assets
Investment in publicly traded mutual funds	2,702	0	0	2,702

Total	$11,147	$10,628	$0	$21,775

Liabilities:
Foreign exchange forward contracts	$0	$899	$0	$899

Total	$0	$899	$0	$899

	Fair Value at January 2, 2010
	Level 1	Level 2	Level 3	Total
	IN THOUSANDS
Assets:
Securities available for sale
Investments in bonds	$7,453	$0	$0	$7,453
Investment in publicly traded equity securities	542	0	0	542
Foreign exchange forward contracts	0	2,122	0	2,122
Deferred compensation plan assets	2,847	0	0	2,847

Total	$10,842	$2,122	$0	$12,964

Liabilities:
Foreign exchange forward contracts	$0	$2,116	$0	$2,116

Total	$0	$2,116	$0	$2,116

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

The Company has evaluated its short-term and long-term debt and believes, based on the interest rates, related terms and maturities, that the fair values of such instruments approximate their carrying amounts. As of July 3, 2010 and January 2, 2010, the carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated their fair values due to the short-term maturities of these accounts.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a nonrecurring basis as of July 3, 2010:

		Fair Value at July 3, 2010
	For the 26 Weeks Ended July 3, 2010	Level 1	Level 2	Level 3	Total Gains/Losses
		IN THOUSANDS
Assets:
Specific Company-owned stores - net	$0	$0	$0	$0	$(1,017)
Specific trade names	699	0	0	699	(1,459)

Total		$0	$0	$699	$(2,476)

FOSSIL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

In accordance with the provisions of ASC 360, Property, Plant and Equipment, property, plant and equipment—net with a carrying amount of $203.1 million was written down to fair value of $202.1 million, resulting in an impairment charge of $1.0 million, which was included in earnings for the Year To Date Period. The fair value of the Company-owned retail stores is determined using Level 3 inputs. If undiscounted cash flows estimated to be generated through the operations of Company-owned retail stores are less than the carrying value of the underlying assets, impairment losses are recorded in selling and distribution expenses.

In accordance with the provisions of ASC 350, Intangibles—Goodwill and Other, intangible and other assets—net with a carrying amount of $56.9 million were written down to implied fair value of $55.4 million, resulting in an impairment charge of $1.5 million, which was included in earnings during the Year To Date Period.

Earnings Per Share (“EPS”). The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS:

	For the 13 Weeks Ended		For the 26 Weeks Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
	IN THOUSANDS, EXCEPT PER SHARE DATA

Numerator:
Net income attributable to Fossil, Inc.	$54,485	$16,623	$90,392	$33,943

Denominator:
Basic EPS computations:
Basic weighted average common shares outstanding	67,446	66,668	67,235	66,607

Basic EPS	$0.81	$0.25	$1.34	$0.51

Diluted EPS computation:
Basic weighted average common shares outstanding	67,446	66,668	67,235	66,607
Stock options, stock appreciation rights and restricted stock units	832	442	876	274

Diluted weighted average common shares outstanding	68,278	67,110	68,111	66,881

Diluted EPS	$0.80	$0.25	$1.33	$0.51

Approximately 49,000, 1,164,000, 205,000 and 1,418,000 weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation at the end of the Second Quarter, Prior Year Quarter, Year To Date Period and Prior Year YTD Period, respectively, because they were antidilutive. These common share equivalents may be dilutive in future EPS calculations.

Goodwill. The changes in the carrying amount of goodwill, which is not subject to amortization, are as follows (in thousands):

	North America Wholesale	Europe Wholesale	Asia Pacific Wholesale	Direct to Consumer	Total
Balance at January 2, 2010	$23,721	$18,054	$2,491	$0	$44,266
Currency translation	1	(1,176)	(10)	0	(1,185)

Balance at July 3, 2010	$23,722	$16,878	$2,481	$0	$43,081

FOSSIL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

Newly Adopted Accounting Standard Codification (“ASC”) Updates.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-6 Improving Disclosures about Fair Value Measurements (Topic 820) (“ASU 2010-6”). ASU 2010-6 provides amendments to Topic 820 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-6 provides amendments to Topic 820 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. The new disclosure requirements became effective for financial statements issued for interim and annual periods beginning after December 15, 2009, except for the disclosure about purchases, sales, issuances and settlements in Level 3 fair value measurements, which become effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-6 did not have a material impact on the Company’s consolidated results of operations or financial position.

In January 2010, the FASB issued ASU 2010-2 Consolidations (Topic 810) Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification (“ASU 2010-2”). ASU 2010-2 addresses implementation issues related to the changes in ownership provisions in the Consolidation—Overall Subtopic (“Subtopic 810-10”) of the FASB ASC. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. ASU 2010-2 became effective for the Company starting January 3, 2010. The adoption of ASU 2010-2 did not have a material impact on the Company’s consolidated results of operations or financial position.

In December 2009, the FASB issued ASU 2009-17 Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-17 amends the FASB ASC for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. ASU 2009-17 also requires additional disclosures about an enterprise’s involvement in variable interest entities. ASU 2009-17 was effective for the Company starting January 3, 2010. The adoption of ASU 2009-17 did not have an impact on the Company’s consolidated results of operations or financial position as the Company had no variable interest entities.

In December 2009, the FASB issued ASU 2009-16 Transfers and Servicing (Topic 860) Accounting for Transfers of Financial Assets (“ASU 2009-16”). ASU 2009-16 amends the FASB ASC for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The amendments in ASU 2009-16 eliminate the exceptions for qualifying special purpose entities from the consolidation guidance and the exception that permitted sales accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. ASU 2009-16 was effective for the Company starting January 3, 2010. The adoption of ASU 2009-16 did not have an impact on the Company’s consolidated results of operations or financial position.

FOSSIL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

2. INVENTORIES

Inventories — net consist of the following:

	July 3, 2010	January 2, 2010
	IN THOUSANDS
Components and parts	$25,251	$17,041
Work-in-process	3,542	2,943
Inventory purchases in-transit	43,915	35,012
Finished goods	239,639	201,515

	312,347	256,511
Inventory obsolescence reserve	(14,877)	(10,797)

Inventories - net	$297,470	$245,714

3. INCOME TAXES

The Company’s income tax expense for the Second Quarter and Prior Year Quarter was $8.0 million and $9.7 million, respectively, resulting in an effective income tax rate of 12.3% and 36.0%, respectively. The lower effective tax rate for the Second Quarter is the result of the recognition of previously unrecognized tax benefits due to the settlement of tax audits. Income tax expense was $24.0 million for the Year To Date Period, with an effective tax rate of 20.3%. For the Prior Year YTD Period, income tax expense was $19.4 million, resulting in an effective tax rate of 35.0%. The lower effective tax rate for the Year To Date Period is the result of the recognition of previously unrecognized tax benefits due to the settlement of tax audits.

As of July 3, 2010, the total amount of unrecognized tax benefits, excluding interest and penalties, was $9.6 million, of which $6.7 million would favorably impact the effective tax rate in future periods, if recognized. During the Second Quarter, the examination phase of the Internal Revenue Service (“IRS”) audit for tax years 2005 and 2006 was completed. The IRS has proposed certain adjustments and the Company has filed a protest. This protest is under review by the IRS Office of Appeals and it is possible that it may be resolved within the next twelve months. The Company is also subject to examinations in various state and foreign jurisdictions for the 2004-2008 tax years, none of which are individually significant. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

The Company has classified uncertain tax positions as long-term income taxes payable unless such amounts are expected to be paid within twelve months of the condensed consolidated balance sheet date. As of July 3, 2010, the Company has recorded unrecognized tax benefits of $3.0 million, excluding interest and penalties, for positions that could be settled within the next twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes payable, respectively. The total amount of accrued income tax-related interest included in the condensed consolidated balance sheet at July 3, 2010 was $1.1 million. There are no penalties accrued in the condensed consolidated balance sheet at July 3, 2010. For the Second Quarter, the Company accrued income tax-related interest expense of $0.1 million.

4. STOCKHOLDERS’ EQUITY AND BENEFIT PLANS

Common Stock Repurchase Program. During 2009, the Company’s Board of Directors approved a stock repurchase program pursuant to which $20 million could be used to repurchase outstanding shares of the Company’s common stock. The Company did not repurchase any shares under this authorization during 2009. During the Year To Date Period, the Company purchased 293,000 shares under this repurchase program at a cost of $11.2 million. Subsequent to the end of the Second Quarter and prior to the date of this Quarterly Report on Form 10-Q, the Company utilized the remaining $8.8 million available under this repurchase program to purchase an additional 235,000 shares. This repurchase program was conducted pursuant to Rule 10b-18 of the Securities Exchange Act of 1934. Additionally, subsequent to the end of the Second Quarter the Company’s Board of Directors approved an additional $30 million share repurchase program.

Stock-Based Compensation Plans. The Company accounts for stock-based compensation in accordance with the provisions of ASC 718, Compensation — Stock Compensation (“ASC 718”), using the Black-Scholes option pricing model to determine the fair value of stock options and stock appreciation rights at the date of grant. The Company’s current stock-based compensation plans include: (a) stock options and restricted stock for its international employees, (b) stock options and restricted stock units for its non-employee directors and (c) stock appreciation rights, restricted stock and restricted stock units for its U.S.-based employees.

FOSSIL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

Long-Term Incentive Plans. An aggregate of 4,685,030 shares of common stock were initially reserved for issuance pursuant to the Company’s 2008 Long-Term Incentive Plan (“2008 LTIP”), adopted in March 2008. Designated employees of the Company, including officers and directors, certain contractors and outside directors of the Company are eligible to receive (i) stock options, (ii) stock appreciation rights, (iii) restricted or non-restricted stock awards, (iv) restricted stock units, (v) cash awards or (vi) any combination of the foregoing. The 2008 LTIP is administered by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”). Each award issued under the 2008 LTIP terminates at the time designated by the Compensation Committee, not to exceed ten years. The current stock options, stock appreciation rights, restricted stock and restricted stock units outstanding have original vesting periods that predominately range from three to five years. All stock appreciation rights and restricted stock units are settled in shares of the Company’s common stock. Effective January 1, 2010, the Company’s Board of Directors approved a new equity compensation package for non-employee directors. Each non-employee director will receive restricted stock units valued at $100,000 on the date of the annual stockholders’ meeting. These grants are scheduled to vest at the earliest of one year from the date of grant or the next annual stockholders’ meeting date.

An aggregate of 5,821,875 shares of common stock were reserved for issuance pursuant to the Company’s initial Long-Term Incentive Plan (“LTIP”), adopted in April 1993. An additional 3,037,500 shares were reserved in each of fiscal years 1995, 1998, 2001 and 2003 for issuance under the LTIP. Designated employees of the Company, including officers and directors, were eligible to receive (i) stock options, (ii) stock appreciation rights, (iii) restricted or non-restricted stock awards, (iv) restricted stock units, (v) cash awards or (vi) any combination of the foregoing. The LTIP was administered by the Compensation Committee. Each award issued under the LTIP terminates at the time designated by the Compensation Committee, not to exceed ten years. The current stock options, stock appreciation rights, restricted stock and restricted stock units outstanding have original vesting periods that predominately range from three to five years. All stock appreciation rights and restricted stock units are settled in shares of the Company’s common stock. On March 26, 2008, the Company’s Board of Directors elected to terminate this plan; however, the termination did not impair outstanding awards representing 1,904,458 shares of common stock, which will continue in accordance with their original terms.

An aggregate of 506,250 shares of common stock were reserved for issuance pursuant to the Non-employee Director Stock Option Plan, adopted in April 1993. An additional 112,500 shares were reserved in fiscal year 2002 for issuance under this plan. During the first year individuals were elected as non-employee directors of the Company, they received a grant of 5,000 nonqualified stock options. In addition, on the first day of each subsequent calendar year, each non-employee director automatically received a grant of an additional 4,000 nonqualified stock options as long as the individual was serving as a non-employee director. Pursuant to this plan, 50% of the stock options granted became exercisable on the first anniversary of the date of grant and in two additional installments of 25% each on the second and third anniversaries. The exercise prices of stock options granted under this plan were not less than the fair market value of the Company’s common stock at the date of grant. On March 26, 2008, the Company’s Board of Directors elected to terminate this plan and grants to non-employee directors since the termination date have been made under the 2008 LTIP. However, the termination of the Non-employee Director Stock Option Plan did not impair outstanding awards representing 118,732 shares of common stock, which will continue in accordance with their original terms.

Restricted Stock Plan. The 2002 Restricted Stock Plan of the Company was intended to advance the interests of the Company, its subsidiaries and its stockholders in order to attract, retain and motivate key employees by providing them with additional incentives through the award of shares of restricted stock. Shares awarded under the Restricted Stock Plan were funded with shares contributed to the Company from a significant stockholder. During 2006, 44,200 shares of common stock were contributed to the Restricted Stock Plan by the stockholder and reissued by the Company to employees. During the Year To Date Period and during fiscal year 2007, 11,250 shares and 55,850 shares, respectively, previously issued to employees were forfeited and subsequently canceled and retired. There were no shares forfeited by employees under this plan in fiscal years 2009 or 2008. The restricted shares outstanding have original vesting periods that predominantly range from one to five years. These shares were accounted for at fair value at the date of grant. On August 29, 2007, the Company’s Board of Directors elected to terminate this plan. However, the termination did not impair outstanding awards representing 23,390 shares of common stock, which will continue in accordance with their original terms.

FOSSIL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

The following table summarizes stock options and stock appreciation rights activity during the Second Quarter:

Stock Options and Stock Appreciation Rights	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	IN THOUSANDS			IN THOUSANDS

Outstanding at April 3, 2010	2,680	$23.57	5.7	$41,054
Granted	3	41.02
Exercised	(156)	16.89
Forfeited or expired	(44)	26.06

Outstanding at July 3, 2010	2,483	23.97	5.4	30,801

Exercisable at July 3, 2010	1,505	21.35	4.2	22,197

Nonvested at July 3, 2010	978	28.00	7.3	8,604

Expected to vest	912	$28.00	7.3	$8,030

The aggregate intrinsic value in the table above is before income taxes and is based on the exercise price for outstanding and exercisable stock options and stock appreciation rights at July 3, 2010 and the fair market value on the exercise date for stock options and stock appreciation rights that have been exercised during the Second Quarter.

Stock Options and Stock Appreciation Rights Outstanding and Exercisable. The following table summarizes information with respect to stock options and stock appreciation rights outstanding and exercisable at July 3, 2010:

Stock Options and Stock Appreciation Rights Outstanding				Stock Options and Stock Appreciation Rights Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Number of Shares	Weighted- Average Exercise Price
	IN THOUSANDS			IN THOUSANDS
$4.39 - $8.78	88	$7.57	0.56	88	$7.57
$8.78 - $13.18	276	11.41	2.16	276	11.41
$13.18 - $17.57	346	14.01	7.34	90	14.38
$17.57 - $21.96	233	18.89	4.50	180	18.91
$21.96 - $26.35	624	24.24	4.26	573	24.28
$26.35 - $30.74	324	30.63	6.48	128	30.54
$30.74 - $35.14	225	31.48	6.12	131	31.45
$35.14 - $39.53	315	38.33	8.72	1	36.18
$39.53 - $43.92	52	42.98	6.66	38	43.10

Total	2,483	$23.97	5.42	1,505	$21.35

The Company has elected to apply the long-form method to determine the hypothetical additional paid-in capital (“APIC”) pool provided by ASC 718-740, Compensation — Stock Compensation — Income (“ASC 718-740”). The Company had determined that a hypothetical pool of excess tax benefits existed in APIC as of January 1, 2006, the date of adoption of ASC 718-740, related to historical stock option exercises. In future periods, excess tax benefits resulting from stock option and stock appreciation right exercises will be recognized as additions to APIC in the period the benefit is realized. In the event of a shortfall (that is, the tax benefit realized is less than the amount previously recognized through periodic stock-based compensation expense recognition and related deferred tax accounting), the shortfall would be charged against APIC to the extent of previous excess benefits, if any, including the amounts included in the hypothetical APIC pool, and then to tax expense.

FOSSIL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

Restricted Stock and Restricted Stock Units. The following table summarizes restricted stock and restricted stock unit activity during the Second Quarter:

Restricted Stock and Restricted Stock Units	Number of Shares	Weighted- Average Grant Date Fair Value
	IN THOUSANDS

Nonvested at April 3, 2010	543	$27.49
Granted	25	39.00
Vested	(13)	29.76
Forfeited	(11)	20.45

Nonvested at July 3, 2010	544	27.99

Expected to vest	501	$27.99

The total fair value of restricted stock and restricted stock units vested during the Second Quarter was approximately $466,000.

5. SEGMENT INFORMATION

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments are comprised of the North America Wholesale, Europe Wholesale, Asia Pacific Wholesale and Direct to Consumer. The North America Wholesale, Europe Wholesale and Asia Pacific Wholesale reportable segments do not include activities related to the Direct to Consumer segment. The North America Wholesale segment primarily includes sales to wholesale or distributor customers based in Canada, Mexico, the United States and countries in South America. The Europe Wholesale segment primarily includes sales to wholesale or distributor customers based in European countries, the Middle East and Africa. The Asia Pacific Wholesale segment primarily includes sales to wholesale or distributor customers based in Australia, China (including the Company’s assembly and procurement operations), India, Indonesia, Japan, Korea, Malaysia, New Zealand, Singapore, Taiwan and Thailand. The Direct to Consumer segment includes company-owned retail stores, e-commerce sales and catalog activities. Each reportable operating segment provides similar products and services.

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

	For the 13 Weeks Ended July 3, 2010		For the 13 Weeks Ended July 4, 2009
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
	IN THOUSANDS
North America Wholesale:
External customers	$155,868	$40,687	$113,043	$12,996
Intersegment	15,592		38,541
Europe Wholesale:
External customers	107,698	28,803	88,234	13,671
Intersegment	13,663		3,490
Asia Pacific Wholesale:
External customers	46,446	9,607	33,980	11,224
Intersegment	140,453		47,661
Direct to Consumer	102,548	11,320	80,608	5,352
Intersegment items	(169,708)		(89,692)
Corporate	0	(26,071)	0	(20,767)

Consolidated	$412,560	$64,346	$315,865	$22,476

	For the 26 Weeks Ended July 3, 2010		For the 26 Weeks Ended July 4, 2009
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
	IN THOUSANDS
North America Wholesale:
External customers	$309,664	$70,534	$230,565	$31,902
Intersegment	52,285		87,268
Europe Wholesale:
External customers	220,168	52,218	195,647	29,557
Intersegment	26,909		16,726
Asia Pacific Wholesale:
External customers	85,150	26,443	65,550	22,364
Intersegment	235,348		138,110
Direct to Consumer	190,807	16,208	147,131	3,283
Intersegment items	(314,542)		(242,104)
Corporate	0	(49,794)	0	(40,827)

Consolidated	$805,789	$115,609	$638,893	$46,279

6. DERIVATIVES AND RISK MANAGEMENT

The Company is exposed to certain risks relating to its ongoing business operations, which it attempts to manage by using derivative instruments. The primary risks managed by using derivative instruments are the future payments of intercompany inventory transactions, denominated in U.S. dollars, by non-U.S. subsidiaries. Forward contracts are entered into by the Company to manage fluctuations in global currencies that will ultimately be used to settle such U.S. dollar

FOSSIL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

denominated inventory purchases. ASC 815, Derivatives and Hedging (“ASC 815”) requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. In accordance with ASC 815, the Company designates all forward contracts as cash flow hedges.

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

As of July 3, 2010, the Company had the following outstanding forward contracts that were entered into to hedge the future payments of intercompany inventory transactions:

Functional Currency		Contract Currency
Type	Amount	Type	Amount
IN THOUSANDS		IN THOUSANDS
Euro	78,753	U.S. Dollar	108,759
Japanese Yen	2,484,900	U.S. Dollar	27,748
Mexican Peso	28,989	U.S. Dollar	2,270
Australian Dollar	6,350	U.S. Dollar	5,697
Canadian Dollar	6,300	U.S. Dollar	5,985

The effective portion of gains and losses on derivative instruments designated and qualifying as cash flow hedges that was recognized in other comprehensive (loss) income, net of taxes during the Second Quarter and the Prior Year Quarter, Year To Date Period and Prior Year YTD Period is set forth below:

	For the 13 Weeks Ended July 3, 2010	For the 13 Weeks Ended July 4, 2009
	IN THOUSANDS	IN THOUSANDS

Foreign exchange contracts	$6,727	$(3,480)

Total gain (loss) recognized in other comprehensive (loss) income, net of taxes	$6,727	$(3,480)

	For the 26 Weeks Ended July 3, 2010	For the 26 Weeks Ended July 4, 2009
	IN THOUSANDS	IN THOUSANDS

Foreign exchange contracts	$12,635	$(1,074)

Total gain (loss) recognized in other comprehensive (loss) income, net of taxes	$12,635	$(1,074)

FOSSIL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

The effective portion of gains and losses on derivative instruments designated and qualifying as cash flow hedges recorded in accumulated other comprehensive income during the term of the hedging relationship and reclassified into earnings during the Second Quarter, Prior Year Quarter, Year To Date Period and Prior Year YTD Period is set forth below:

	Income Statements Location	For the 13 Weeks Ended July 3, 2010	Income Statements Location	For the 13 Weeks Ended July 4, 2009
		IN THOUSANDS		IN THOUSANDS

Foreign exchange contracts	Other income - net	$2,866	Other income - net	$1,046

Total gain reclassified from other comprehensive (loss) income, net of taxes into income, net of taxes		$2,866		$1,046

	Consolidated Income Statement Location	For the 26 Weeks Ended July 3, 2010	Income Statements Location	For the 26 Weeks Ended July 4, 2009
		IN THOUSANDS		IN THOUSANDS

Foreign exchange contracts	Other Income - net	$3,178	Other Income - net	$3,975

Total gain reclassified from other comprehensive (loss) income into income, net of taxes		$3,178		$3,975

The table below discloses the Company’s fair value amounts as separate asset and liability values, presents the fair value of derivative instruments on a gross basis, and identifies the line item(s) in the condensed consolidated balance sheet in which the fair value amounts for these categories of derivative instruments are included.

	Asset Derivatives				Liability Derivatives
	July 3, 2010		January 2, 2010		July 3, 2010		January 2, 2010
	IN THOUSANDS				IN THOUSANDS
	Condensed Consolidated Balance Sheet Location	Fair Value	Condensed Consolidated Balance Sheet Location	Fair Value	Condensed Consolidated Balance Sheet Location	Fair Value	Condensed Consolidated Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:

Foreign exchange contracts	Prepaid expenses and other current assets	$10,322	Prepaid expenses and other current assets	$2,122	Accrued expenses- other	$899	Accounts payable	$2,116
Foreign exchange contracts	Investments	306	Investments	0

		10,628		2,122		899		2,116

Total derivatives designated as hedging instruments under ASC 815:		$10,628		$2,122		$899		$2,116

At the end of the Second Quarter, the Company had foreign exchange contracts with maturities extending through December 2011. The estimated net amount of the existing gains or losses at the reporting date that is expected to be reclassified into earnings within the next twelve months is $8.9 million.

FOSSIL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

7. CONTROLLING AND NONCONTROLLING INTEREST

The following tables summarize the changes in equity attributable to controlling and noncontrolling interests (in thousands):

	Fossil, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance at January 2, 2010	$962,781	$5,631	$968,412

Net Income	90,392	3,863	94,255
Currency translation adjustments	(35,191)	21	(35,170)
Unrealized gain on securities available for sale	298	0	298
Unrealized gain on forward contracts	9,457	0	9,457
Common stock issued upon exercise of stock options and stock appreciation rights	9,544	0	9,544
Tax benefit derived from stock-based compensation	2,975	0	2,975
Distribution of noncontrolling interest earnings	0	(4,272)	(4,272)
Common stock forfeitures put to treasury	(1,910)	0	(1,910)
Repurchase of common stock	(11,157)	0	(11,157)
Stock-based compensation expense	4,500	0	4,500

Balance at July 3, 2010	$1,031,689	$5,243	$1,036,932

Balance at January 3, 2009	$802,144	$3,219	$805,363

Net income	33,943	2,045	35,988
Currency translation adjustments	4,280	(1)	4,279
Unrealized gain on securities available for sale	501	0	501
Unrealized loss on forward contracts	(5,050)	0	(5,050)
Common stock issued upon exercise of stock options and stock appreciation rights	813	0	813
Tax expense derived from stock-based compensation	(323)	0	(323)
Distribution of noncontrolling interest earnings	0	(2,602)	(2,602)
Common stock forfeitures put to treasury	(494)	0	(494)
Stock-based compensation expense	3,576	0	3,576

Balance at July 4, 2009	$839,390	$2,661	$842,051

FOSSIL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

8. INTANGIBLE AND OTHER ASSETS

The following table summarizes the intangible and other assets as of July 3, 2010 and January 2, 2010, respectively:

		July 3, 2010		January 2, 2010
	Useful	Carrying	Accumulated	Carrying	Accumulated
	Lives	Amount	Amortization	Amount	Amortization
		IN THOUSANDS
Intangibles - subject to amortization:
Trademarks	10 yrs.	$2,664	$1,704	$2,646	$1,612
Customer list	9 yrs.	7,788	6,302	7,786	5,745
Patents	14 -20 yrs.	773	326	764	303
Other	7-20 yrs.	186	174	201	184

Total intangibles - subject to amortization		11,411	8,506	11,397	7,844

Intangibles - not subject to amortization:
Tradenames		19,199	0	20,815	0

Other assets:
Key money deposits		20,170	5,904	22,822	5,191
Other deposits		10,526	0	9,015	0
Deferred compensation plan assets		2,702	0	2,847	0
Other		6,582	742	6,379	593

Total other assets		39,980	6,646	41,063	5,784

Total intangibles and other assets		$70,590	$15,152	$73,275	$13,628

Net of amortization			$55,438		$59,647

Estimated aggregate future amortization expense for intangible assets is as follows:

IN THOUSANDS
For the six months ending January 1, 2011	$675
For the twelve months ending December 31, 2011	770
For the twelve months ending December 29, 2012	562
For the twelve months ending December 28, 2013	217
For the twelve months ending January 3, 2015	145
For the twelve months ending January 2, 2016	129

9. COMMITMENTS AND CONTINGENCIES

Litigation. The company is occasionally subject to litigation or other legal proceedings. Set forth below is a description of the Company’s significant pending legal matters. Although the estimated range of loss, if any, for the pending legal matters described below cannot be estimated at this time, the Company does not believe that the outcome of these, or any other pending legal matters, individually or collectively, will have a material adverse effect on the business or financial condition of the Company although such matters may have a material adverse effect on the Company’s results of operations or cash flows in a particular period.

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

There were no significant changes to the Company’s commitments since the last annual report on Form 10-K filed by the Company pursuant to the Exchange Act for the fiscal year ended January 2, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition and results of operations of Fossil, Inc. and its wholly and majority-owned subsidiaries for the thirteen and twenty-six week periods ended July 3, 2010 (the “Second Quarter” and “Year To Date Period,” respectively) as compared to the thirteen and twenty-six week periods ended July 4, 2009 (the “Prior Year Quarter” and “Prior Year YTD Period,” respectively). This discussion should be read in conjunction with the condensed consolidated financial statements and the related notes thereto.

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

Domestically, we sell our products through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, owned retail and factory outlet stores, mass market stores and through our FOSSIL® catalog and website. Our wholesale customer base includes, among others, Neiman Marcus, Nordstrom, Saks Fifth Avenue, Macy’s, Dillard’s, JCPenney, Kohl’s, Sears, Wal-Mart and Target. We also sell our products in the United States through a network of company-owned stores that included 122 retail stores located in premier retail sites and 70 outlet stores located in major outlet malls as of July 3, 2010. In addition, we offer an extensive collection of our FOSSIL brand products through our catalogs and on our website, www.fossil.com, as well as proprietary and licensed watch and jewelry brands through other managed and affiliated websites.

Internationally, our products are sold to department stores, specialty retail stores and specialty watch and jewelry stores in over 100 countries worldwide through 23 company-owned foreign sales subsidiaries and through a network of over 60 independent distributors. Our products are distributed in Africa, Asia, Australia, Europe, Central and South America, Canada, the Caribbean, Mexico, and the Middle East. Our products are offered on airlines, cruise ships and in international company-owned retail stores, which included 144 retail stores located in premier retail sites and 18 outlet stores in select international markets as of July 3, 2010. Our products are also sold through licensed and franchised FOSSIL retail stores and kiosks in certain international markets. In addition, we offer an extensive collection of our FOSSIL brand products on our websites in certain countries.

Our business is subject to global economic cycles and retail industry conditions. Purchases of discretionary fashion accessories, such as our watches, handbags, sunglasses and other products, tend to decline during recessionary periods when disposable income is low and consumers are hesitant to use available credit. The global economic environment began to deteriorate in the second half of fiscal year 2008. The declining values in real estate, reduced lending by banks, solvency concerns of major financial institutions, increases in unemployment levels and significant declines and volatility in the global financial markets have negatively impacted the level of consumer spending for discretionary items. This has affected our business, as it is dependent on consumer demand for our products. In North America, beginning in the fourth quarter of fiscal year 2008 and continuing through most of fiscal year 2009, the discretionary consumer segment experienced a significant slowdown in customer traffic and a highly promotional environment. These same conditions spread to many international markets during 2009. Recently, we have experienced a pronounced recovery in our watch and jewelry businesses in many of the markets in which we distribute which have led to double-digit net sales and net income increases over the last three fiscal quarters. However, if economic conditions worsen or if the global or regional economies slip back into a recession, our revenues and earnings for fiscal year 2010 could be negatively impacted.

Future sales and earnings growth are also contingent upon our ability to anticipate and respond to changing fashion trends and consumer preferences in a timely manner while continuing to develop innovative products in the respective markets in which we compete. As is typical with new products, market acceptance of new designs and products that we may introduce is subject to uncertainty. In addition, we generally make decisions regarding product designs several months in advance of the time when consumer acceptance can be measured. We believe the double-digit net sales growth we have experienced over the last three fiscal quarters is a result of our ability to design innovative new products with a solid value proposition that differentiates us from our competition.

The majority of our products are sold at price points ranging from $50 to $500. Although the current economic environment continues to weigh on consumer discretionary spending levels, we believe that the price/value relationship and the differentiation and innovation of our products, in comparison to those of our competitors, will allow us to maintain or grow our market share in those markets in which we compete. Historically, during recessionary periods, the strength of our balance sheet, our strong operating cash flow and the relative size of our business with our wholesale customers, in comparison to that of our competitors, have allowed us to weather recessionary periods for longer periods of time and generally resulted in market share gains to us.

Our international operations are subject to many risks, including foreign currency. Generally, a strengthening of the U.S. dollar against currencies of other countries in which we operate will reduce the translated amounts of sales and operating expenses of our subsidiaries, which results in a reduction of our consolidated operating income. We manage these currency risks by using derivative instruments. The primary risks managed by using derivative instruments are the future payments of intercompany inventory transactions, denominated in U.S. dollars, by non-U.S. subsidiaries. We enter into forward contracts to manage fluctuations in global currencies that will ultimately be used to settle such U.S. dollar denominated inventory purchases.

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

Newly Adopted Accounting Standard Codification Updates

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-6 Improving Disclosures about Fair Value Measurements (Topic 820) (“ASU 2010-6”). ASU 2010-6 provides amendments to Subtopic 820-10 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-6 provides amendments to Subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. The new disclosure requirements became effective for financial statements issued for interim and annual periods beginning after December 15, 2009, except for the disclosure about purchases, sales, issuances, and settlements in Level 3 fair value measurements, which become effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-6 did not have a material impact on our consolidated results of operations or financial position.

In January 2010, the FASB issued ASU 2010-2 Consolidations (Topic 810) Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification (“ASU 2010-2”). ASU 2010-2 addresses implementation issues related to the changes in ownership provisions in the Consolidation—Overall Subtopic (“Subtopic 810-10”) of the FASB Accounting Standards Codification (“ASC”). Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. ASU 2010-2 became effective for us starting January 3, 2010. The adoption of ASU 2010-2 did not have a material impact on our consolidated results of operations or financial position.

In December 2009, the FASB issued ASU 2009-17 Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-17 amends the FASB ASC for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. ASU 2009-17 also requires additional disclosures about an enterprise’s involvement in variable interest entities. ASU 2009-17 was effective for us starting January 3, 2010. The adoption of ASU 2009-17 did not have an impact on our consolidated results of operations or financial position as we had no variable interest entities.

In December 2009, the FASB issued ASU 2009-16 Transfers and Servicing (Topic 860) Accounting for Transfers of Financial Assets (“ASU 2009-16”). ASU 2009-16 amends the FASB ASC for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The amendments in ASU 2009-16 eliminate the exceptions for qualifying special purpose entities from the consolidation guidance and the exception that permitted sales accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. ASU 2009-16 was effective for us starting January 3, 2010. The adoption of ASU 2009-16 did not have an impact on our consolidated results of operations or financial position.

Results of Operations

The following table sets forth, for the periods indicated, (i) the percentages of our net sales represented by certain line items from our condensed consolidated statements of income and comprehensive income and (ii) the percentage changes in these line items between the periods indicated.

	Percentage of Net Sales		Percentage Change from 2009
	For the 13 Weeks Ended
	July 3, 2010	July 4, 2009

Net sales	100.0%	100.0%	30.6%
Cost of sales	42.6	47.1	18.2

Gross profit	57.4	52.9	41.7

Operating expenses:
Selling and distribution	31.3	34.0	20.2
General and administrative	10.5	11.8	16.6

Operating income	15.6	7.1	186.3
Interest expense	0.0	0.0	*
Other income - net	0.0	1.5	(94.8)

Income before income taxes	15.6	8.6	139.4
Provision for income taxes	1.9	3.1	(18.0)

Net income	13.7	5.5	227.9
Net income attributable to noncontrolling interest, net of tax	0.5	0.2	231.8

Net income attributable to Fossil, Inc.	13.2%	5.3%	227.8%

*	not meaningful

	Percentage of Net Sales		Percentage Change from 2009
	For the 26 Weeks Ended
	July 3, 2010	July 4, 2009

Net sales	100.0%	100.0%	26.1%
Cost of sales	43.4	47.3	15.6

Gross profit	56.6	52.7	35.6

Operating expenses:
Selling and distribution	31.5	33.7	17.8
General and administrative	10.8	11.7	16.0

Operating income	14.3	7.3	149.8
Interest expense	0.0	0.0	*
Other income - net	0.4	1.4	(70.0)

Income before income taxes	14.7	8.7	113.5
Provision for income taxes	3.0	3.0	23.8

Net income	11.7	5.7	161.9
Net income attributable to noncontrolling interest, net of tax	0.5	0.3	88.9

Net income attributable to Fossil, Inc.	11.2%	5.4%	166.3%

*	not meaningful

Net Sales. The following table sets forth consolidated net sales by segment (excluding corporate, which had no net sales), and components of certain segments, and the percentage relationship of the components to consolidated net sales for the periods indicated (in millions, except percentage data):

	Amounts		Percentage of Total
	For the 13 Weeks Ended		For the 13 Weeks Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Wholesale:
North America	$155.9	$113.1	37.8%	35.8%
Europe	107.7	88.2	26.1	27.9
Asia Pacific	46.4	34.0	11.2	10.8

Total Wholesale	310.0	235.3	75.1	74.5
Direct to Consumer	102.6	80.6	24.9	25.5

Total net sales	$412.6	$315.9	100.0%	100.0%

	Amounts		Percentage of Total
	For the 26 Weeks Ended		For the 26 Weeks Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Wholesale:
North America	$309.7	$230.6	38.4%	36.1%
Europe	220.2	195.6	27.3	30.6
Asia Pacific	85.1	65.6	10.6	10.3

Total Wholesale	615.0	491.8	76.3	77.0
Direct to Consumer	190.8	147.1	23.7	23.0

Total net sales	$805.8	$638.9	100.0%	100.0%

The following table is intended to illustrate by factor the total of the percentage change in net sales by segment and on a consolidated basis:

Analysis of Percentage Change in Net Sales during the Second Quarter Versus Prior Year Quarter

Attributable to Changes in the Following Factors

	Exchange Rates	Organic Change	Total Change
North America Wholesale	0.8%	37.0%	37.8%
Europe Wholesale	(7.9)	30.0	22.1
Asia Pacific Wholesale	7.7	28.8	36.5
Direct to Consumer	(0.7)	28.0	27.3
Consolidated	(1.3)%	31.9%	30.6%

Analysis of Percentage Change in Net Sales during the Year To Date Period Versus Prior Year YTD Period

Attributable to Changes in the Following Factors

	Exchange Rates	Organic Change	Total Change
North America Wholesale	1.0%	33.3%	34.3%
Europe Wholesale	(0.2)	12.8	12.6
Asia Pacific Wholesale	9.6	20.1	29.7
Direct to Consumer	0.9	28.8	29.7
Consolidated	1.5%	24.6%	26.1%

The following net sales discussion excludes the impact on sales growth attributable to foreign currency rate changes as noted in the above table.

North America Wholesale Net Sales. Net sales in the North America Wholesale segment, which consists of our operations in the U.S., Canada, Mexico and sales to third-party distributors in South America, increased 37.0%, or $41.9 million, in comparison to the Prior Year Quarter as a result of consumers positive reactions to our innovative product offerings and a continuing resurgence in the overall fashion watch category in the U.S. The combination of inventory replenishment and solid double-digit sell-through rates in the department store channel resulted in North American watch shipments increasing by $41.1 million, or 59.2% during the Second Quarter. We continue to gain market share in this channel as sell-through rates of our watch offerings continue to outpace that of the overall fashion watch department within our major department store customer base. While all of our major watch brands contributed to the sales growth, MICHAEL KORS®, FOSSIL and MICHELE® watches were the stand-outs during the Second Quarter. North America wholesale accessory sales volumes increased 1.9%, or $0.8 million during the Second Quarter in comparison to the Prior Year Quarter. This sales volume growth was primarily due to a 7.3% increase in wholesale shipments of FOSSIL women’s handbags and small leather goods, a 31.4% sales volume increase in our accessory jewelry category and the expansion of our footwear business. These increases were partially offset by a 27.0% sales volume decline in wholesale shipments of men’s leather products. Our performance in the women’s and men’s leather categories is representative of the broader category performance within our department store customer base. Our accessory jewelry business was favorably impacted by an expansion of the product line as a result of an expanded fixture program in existing doors as well as new door growth. Women’s footwear, launched during the third quarter of fiscal 2009, contributed $1.2 million of sales growth to the Second Quarter. The North America Wholesale segment was also favorably impacted by a 57.7% increase in shipments to third party distributors during the Second Quarter. This increase was principally related to inventory replenishment during the Second Quarter in comparison to inventory de-stocking in the Prior Year Quarter. For the Year To Date Period, North America Wholesale net sales increased 33.3%, or $76.9 million, as compared to the Prior Year YTD Period. This increase was principally driven by the same brands and categories experienced during the Second Quarter.

Europe Wholesale Net Sales. European wholesale net sales rose 30.0%, or $26.5 million, during the Second Quarter in comparison to the Prior Year Quarter. This is a significant improvement to the 1.3%, or $1.4 million, decline we experienced in the first quarter of 2010. We attribute this sequential improvement to the resurgence of the fashion watch category in Europe, partly driven by the innovation in our product offerings. Additionally, during the Prior Year Quarter, we experienced a 12.2%, or $10.3 million, decline in our European watch business as a result of inventory de-stocking by most of our customers. Wholesale watch shipments during the Second Quarter surged $18.6 million, or 28.9%, with all major watch brands contributing to this increase. The largest net sales contributions were primarily attributable to FOSSIL and EMPORIO ARMANI® watches with increases of 34.1% and 25.4%, respectively. Our jewelry category also contributed solid double-digit increases of 36.6%, during the Second Quarter in comparison to the Prior Year Quarter. During the Second Quarter wholesale shipments of leather products increased by 66.9%, in comparison to the Prior Year Quarter as we continue to expand the presence of this category across many of our wholesale accounts. In addition, during the Second Quarter, shipments to third party distributors increased 66.8% in comparison to the Prior Year Quarter. We believe growth experienced in our leather products business is partly driven by the continued growth of our FOSSIL accessory store concept in this region, which is continuing to improve the brand awareness across all FOSSIL categories, as well as the value proposition of these offerings. In addition, we believe the sales volume growth in shipments to third party distributors was principally related to inventory replenishment during the Second Quarter in comparison to inventory de-stocking in the Prior Year Quarter. Europe wholesale net sales increased 12.8%, or $25.1 million, for the Year To Date Period as compared to the Prior YTD Period with the components of the increase being consistent from a brand and category perspective with those experienced during the Second Quarter.

Asia Pacific Wholesale Net Sales. Asia Pacific wholesale shipments increased 28.8%, or $9.8 million, during the Second Quarter in comparison to the Prior Year Quarter. We experienced net sales growth across all countries and major categories. Specifically in Korea, we are encountering rapid growth as we continue to transition this country from a third-party distributor to a Company-owned subsidiary. Our current business model in Korea is driven by our concession business which allows us to capture the full retail value of the sale as opposed to our previous distributor model in which we sold to a third-party partner at a discount to our wholesale value. From a product perspective, wholesale shipments of watch and leather categories across the segment increased by 30.0% and 62.9%, respectively, during the Second Quarter in comparison to the Prior Year Quarter. Increases in our watch sales were led by the EMPORIO ARMANI, MARC BY MARC®, and BURBERRY® brands, which increased 39.2%, 127.8% and 52.0%, respectively. We attribute the growth in these watch businesses to innovative styling and sales volume growth in the concession and duty free channels. Our growth in the leather category is a result of our initiative to broaden distribution of the category by leveraging the FOSSIL brand awareness created from an expanded FOSSIL accessory store base in this region. For the Year To Date Period as compared to the Prior YTD Period, Asia Pacific wholesale net sales rose 20.1%, or $13.3 million, principally as a result of the same factors experienced during the Second Quarter.

Direct to Consumer Net Sales. Direct to consumer net sales for the Second Quarter increased by 28.0%, or $22.5 million, in comparison to the Prior Year Quarter, primarily the result of comparable store sales gains of 15.5% and an 8.4%

increase in the average number of Company-owned stores open during the Second Quarter. Additionally, net sales from our e-commerce businesses increased 44.2% for the Second Quarter in comparison to the Prior Year Quarter. We attribute the comparable sales growth in our retail stores and the increase in net sales in our e-commerce businesses to favorable consumer reaction to new product innovation and increased catalog mailings and an increase in web impressions as a result of expanding our e-commerce marketing activities in comparison to the Prior Year Quarter. For the Year To Date Period, net sales from our direct to consumer segment increased 28.8%, or $42.2 million, in comparison to the Prior Year YTD Period, primarily as a result of a 15.4% increase in the average number of stores open and comparable store sales increases of 17.2%. Net sales from our e-commerce businesses increased 34.9% for the Year To Date Period in comparison to the Prior Year YTD Period. Comparable store sales related to our global full price accessory concept increased by 14.0% and 14.2% for the Second Quarter and Year To Date Period, respectively. Global outlet comparable store sales increased 14.3% and 17.6% for the Second Quarter and Year To Date Period, respectively.

We ended the Second Quarter with 354 stores, including 222 full price accessory stores, 130 of which are outside the U.S., 88 outlet locations, including 18 outside the U.S., 31 apparel stores, including 2 outside the U.S., and 13 full price multi-brand stores, including 12 outside the U.S. This compares to 329 stores at the end of the Prior Year Quarter, which included 198 full price accessory stores, 109 located outside the U.S., 81 outlet locations, including 10 outside the U.S., 33 apparel stores, all in the U.S., and 17 full price multi-brand stores, including 12 outside the U.S. During the Second Quarter, we opened 9 new stores and closed 10. During the second half of fiscal 2010, we anticipate opening approximately 20 additional retail stores globally, while closing 11 stores.

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

Gross Profit. Second Quarter gross profit of $236.9 million represents an increase of 41.7% in comparison to $167.2 million in the Prior Year Quarter. This increase was the result of an increase in net sales and gross profit margin expansion. Gross profit margin increased 450 basis points to 57.4% in the Second Quarter compared to 52.9% in the Prior Year Quarter. The increase in gross profit margin was primarily driven by an increase in the mix of sales of higher margin watch products in comparison to leather products, including a greater mix of higher margin licensed watch brands, and reduced levels of low margin sales through off-price liquidation channels in comparison to the Prior Year Quarter. These increases in gross profit margin were partially offset by a stronger U.S. dollar, which unfavorably impacted gross profit margin by approximately 30 basis points during the Second Quarter. For the Year To Date Period, gross profit margin increased by 390 basis points to 56.6% compared to 52.7% in the Prior Year YTD Period. This increase is a result of similar beneficial changes in sales mix as experienced during the Second Quarter and a 45 basis point improvement as a result of a weaker U.S. dollar during the Year To Date Period in comparison to the Prior Year YTD Period. We expect gross profit margins to be consistent with Second Quarter levels for the second half of fiscal 2010, with the potential for a slight improvement in the fourth quarter of fiscal 2010 based upon the historical increase in the sales mix of our Direct to Consumer segment during the holiday quarter.

Operating Expenses. Operating expenses expressed as a percentage of net sales decreased to 41.8% in the Second Quarter compared to 45.8% in the Prior Year Quarter. Total operating expenses in the Second Quarter increased by $27.8 million as compared to the Prior Year Quarter primarily as a result of increased sales and included a $2.0 million favorable impact from the translation of foreign-based expenses as a result of the stronger U.S. dollar as compared to the Prior Year Quarter. On a constant dollar basis, operating expenses in our wholesale segments and corporate cost areas increased by $15.5 million and $5.5 million, respectively, in the Second Quarter as compared to the Prior Year Quarter. Expense growth in our wholesale segments was a result of increased payroll costs and marketing expenses, while expense growth in our corporate cost areas was primarily associated with increased payroll costs. Operating expenses in the Direct to Consumer segment rose by $8.8 million in the Second Quarter as compared to the Prior Year Quarter, primarily due to store growth, expansion of our catalog mailings and increased web-based marketing expenditures. For the Year To Date Period, operating expenses as a percentage of net sales decreased to 42.3% compared to 45.4% in the Prior Year YTD Period and included an unfavorable impact of approximately $3.0 million related to the translation of foreign-based expenses due to a weaker U.S. dollar. On a constant dollar basis, operating expenses for the Year To Date Period increased by $47.4 million with increases across all of our operating segments, primarily the result of the same factors experienced during the Second Quarter.

The following table sets forth operating expenses on a segment basis and the relative percentage of operating expenses to net sales for each segment for the periods indicated (in millions, except for percentage data):

	Amounts		Percentage of Net Sales
	For the 13 Weeks Ended		For the 13 Weeks Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
North America Wholesale	$30.5	$25.6	19.6%	22.6%
Europe Wholesale	35.3	32.2	32.8	36.5
Asia Pacific Wholesale	21.9	15.7	47.2	46.2
Direct to Consumer	58.9	50.5	57.4	62.7
Corporate	25.9	20.7

Total	$172.5	$144.7	41.8%	45.8%

	Amounts		Percentage of Net Sales
	For the 26 Weeks Ended		For the 26 Weeks Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
North America Wholesale	$62.6	$54.0	20.2%	23.4%
Europe Wholesale	72.2	67.0	32.8	34.3
Asia Pacific Wholesale	42.2	31.0	49.6	47.3
Direct to Consumer	114.2	97.9	59.9	66.6
Corporate	49.5	40.4

Total	$340.7	$290.3	42.3%	45.4%

Operating Income. Operating income increased to 15.6% of net sales in the Second Quarter compared to 7.1% of net sales in the Prior Year Quarter as a result of increased net sales, gross profit margin expansion and lower operating expenses as a percentage of net sales. During the Second Quarter, operating income was negatively impacted by approximately $1.6 million as a result of the translation of foreign-based sales and expenses into U.S. dollars. During the Year To Date Period, operating profit margin increased to 14.3% compared to 7.2% in the Prior Year YTD Period. Our operating income for the Year To Date Period included approximately $5.9 million of net currency gains related to the translation of foreign-based sales and expenses into U.S. dollars.

Other Income (Expense) - Net. Other income (expense) – net decreased unfavorably by $4.3 million and $6.5 million during the Second Quarter and Year To Date Period, respectively, in comparison to the prior year periods. These decreases were primarily driven by unfavorable foreign currency transactions resulting from mark-to-market and hedging activities during the Second Quarter and Year To Date Period in comparison to the respective prior year periods.

Provision For Income Taxes. Income tax expense for the Second Quarter was $8.0 million, resulting in an effective income tax rate of 12.3%. For the Prior Year Quarter, income tax expense was $9.7 million, resulting in an effective rate of 36.0%. Included in our 12.3% effective tax rate for the Second Quarter was a 21.8% rate reduction from our structural tax rate of 34.1% related to the recognition of previously unrecognized tax benefits as a result of recent audit settlements. Income tax expense was $24.0 million for the Year To Date Period, resulting in an effective tax rate of 20.3%. For the Prior Year YTD Period, income tax expense was $19.4 million, resulting in an effective tax rate of 35.0%.

Net Income Attributable to Noncontrolling Interest. Net income attributable to noncontrolling interest, which represents the minority interest portion of subsidiaries in which we own less than 100%, increased $1.4 million and $1.8 million for the Second Quarter and Year To Date Period, respectively. This increase is a result of increased net income related to our less than 100% wholly-owned subsidiaries.

Net Income Attributable to Fossil, Inc. Second Quarter net income attributable to Fossil, Inc. increased by 227.8% to $54.5 million, or $0.80 per diluted share, inclusive of an unfavorable $0.06 per diluted share impact related to the stronger U.S. dollar and a favorable $0.22 per diluted share benefit as a result of the lower effective tax rate stemming from the reduction of certain income tax liabilities. Net income of $90.4 million, or $1.33 per diluted share, for the Year To Date Period represents a 166.3% increase compared to the $33.9 million, or $0.51 per diluted share, earned during the Prior Year YTD Period. Net income for the Year To Date Period includes net foreign currency losses of $0.01 per diluted share and a benefit of $0.26 per diluted share as a result of the aforementioned reduction in certain income tax liabilities.

2010 Net Sales and Earnings Estimates. As we continue to grow our retail store base and e-commerce businesses, sales from our Direct to Consumer segment are expected to increase as a percentage of the total sales mix, benefiting our profitability in the fourth quarter, generally at the expense of the first and second quarters when, due to seasonality, it is more difficult to leverage Direct to Consumer expenses against Direct to Consumer sales. For the third quarter of fiscal 2010, we expect reported year-over-year net sales to increase in a range from 25% to 27%, with constant dollar net sales increasing in a range from 27 to 29%. Third quarter fiscal 2010 diluted earnings per share are expected to be in a range of $0.68 to $0.72, and include an expected $0.02 per diluted share unfavorable impact from currency, net of hedging activities, related to the translation of an average stronger U.S. dollar as compared to the third quarter of fiscal 2009.

For the fourth quarter of fiscal 2010, we expect reported net sales to increase in a range of 14% to 16% with constant dollar sales increasing in a range of 18% to 20%. Fourth quarter fiscal 2010 diluted earnings per share are expected to be in a range of $1.12 to $1.18. This range includes an unfavorable currency impact, net of hedging activities, of approximately $0.06 per diluted share due to a stronger U.S. dollar in comparison to the prior year fourth quarter. This guidance results in fiscal year 2010 diluted earnings per share in a range of $3.13 to $3.23 in comparison to fiscal year 2009 actual diluted earnings per share of $2.07. Our forward guidance is based upon the current prevailing rate of the U.S. dollar as compared to other foreign currencies for countries in which we operate.

Liquidity and Capital Resources

Historically, our general business operations have not required substantial cash during the first several months of our fiscal year. Generally, starting in the second quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our quarterly cash requirements are also impacted by the number of new stores we open. Our cash and cash equivalent balances as of the end of the Second Quarter amounted to $434.5 million in comparison to $264.1 million at the end of the Prior Year Quarter and $405.2 million at the end of fiscal year 2009.

The $29.4 million increase in cash and cash equivalents since the end of fiscal year 2009 is primarily related to net cash provided by operating activities of $70.6 million, driven by net income of $94.3 million, favorable non-cash activities of $40.8 million, and unfavorable decreases in working capital of $64.4 million. Over the same period, increases in cash from operating activities were offset by capital expenditures of $17.7 million, $11.2 million of common stock repurchases and an unfavorable impact on cash balances resulting from foreign exchange rate translations of $18.0 million. Proceeds from the exercise of stock options contributed approximately $9.5 million to Year To Date Period cash balances.

Accounts receivable increased to $162.9 million at the end of the Second Quarter compared to $139.2 million at the end of the Prior Year Quarter, primarily due to an increase in wholesale shipments during the Second Quarter versus the Prior Year Quarter. Days sales outstanding for our wholesale segments for the Second Quarter was 46 days, which decreased from 52 days in the Prior Year Quarter. This decrease was primarily related to a slight reduction in sales mix of internationally-based sales that generally result in longer collection cycles than those experienced in the U.S. and a higher proportion of sales generated through Company-owned concessions, primarily in Asia. Inventory at the end of the Second Quarter was $297.5 million, representing an increase of 19.0% from the Prior Year Quarter inventory balance of $250.1 million.

At the end of the Second Quarter, we had working capital of $788.8 million compared to working capital of $596.9 million at the end of the Prior Year Quarter and approximately $3.8 million of outstanding short-term borrowings, primarily related to our Japanese revolving line of credit. We had no outstanding borrowings under our $100 million U.S. Short-Term Revolving Credit Facility (the “Revolver”) with Wells Fargo Bank, N.A. at the end of the Second Quarter. Amounts outstanding under the Revolver bear interest at our option of (i) the lesser of (a) the higher of the prime rate (3.25% at the end of the Second Quarter) plus 1.5%, or 3%, or (b) the maximum rate allowed by law or (ii) the London Interbank Offer Rate (“LIBOR”), base rate (0.35% at the end of the Second Quarter) plus 0.75%. The Revolver is secured by 65% of the issued and outstanding shares of certain of our subsidiaries pursuant to a Stock Pledge Agreement and requires the maintenance of net worth, quarterly income, working capital and certain financial ratios. The Revolver expires in November 2010 and allows for an increase from $100 million to $200 million upon our request and approval of Wells Fargo. Available borrowings under the Revolver are reduced by amounts outstanding under open letters of credit, and by amounts outstanding under foreign-based borrowing arrangements. We also maintain a 300 million Yen short-term credit facility in Japan (“Japan Facility”), bearing interest at the short-term prime rate (1.475% at the end of the Second Quarter). The Revolver and the Japan Facility renew each year in November and December, respectively. At the end of the Second Quarter, we had approximately $3.4 million of outstanding borrowings under our Japan Facility. We had no outstanding borrowings under the Revolver, however, we had $39.5 million of outstanding letters of credit at July 3, 2010 that reduce amounts available under the Revolver. We were in compliance with all debt covenants related to our credit facilities.

At the end of the Second Quarter, our wholly-owned subsidiary, Fossil Group Europe, Gmbh, had outstanding long-term borrowings, in the form of a term note, of $3.4 million. This note has a variable interest term with an interest rate at the end of the Second Quarter of 2.0% with interest payments due quarterly. This note requires minimum principal payments of 100,000 Swiss Francs each year with no stated maturity and no penalties for early termination.

During the Second Quarter, we invested approximately $11.2 million to repurchase approximately 293,000 shares of our common stock. Subsequent to the end of the Second Quarter, we completed the $20 million share buyback approved by our Board of Directors during the Second Quarter. Additionally, we have announced that our Board of Directors has approved an additional $30 million share buyback which we expect to complete by the end of fiscal 2010.

We believe that cash flows from operations combined with existing cash on hand will be sufficient to fund our working capital needs, common stock repurchases and capital expenditures plans for the next twelve months. We also have access to amounts available under our credit facilities should additional funds be required.

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

At the end of the Second Quarter, we had outstanding foreign exchange contracts to sell 78.8 million Euro for approximately $108.8 million, expiring through December 2011, 2.5 billion Japanese Yen for approximately $27.7 million, expiring through December 2011, 6.4 million Australian Dollars for approximately $5.7 million, expiring through December 2010, 29.0 million Mexican Pesos for approximately $2.3 million, expiring through November 2010, and 6.3 million

Canadian Dollars for approximately $6.0 million, expiring through January 2011. If we were to settle our Euro, Japanese Yen, Australian Dollar, Mexican Peso and Canadian Dollar based contracts at July 3, 2010, the net result would have been a net gain of approximately $9.0 million, net of taxes.

At the end of the Second Quarter, a 10% unfavorable change in the U.S. dollar strengthening against foreign currencies to which we have balance sheet transactional exposures, would have reduced net pre-tax income by $9.8 million. The translation of the balance sheets of our foreign-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. At the end of the Second Quarter, a 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would have reduced consolidated stockholders’ equity by approximately $35.0 million. In our view, these hypothetical losses resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position, results of operations or cash flows.

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

Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective at the reasonable assurance level as of July 3, 2010.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of shares of our common stock during the fiscal quarter ended July 3, 2010:

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
April 4, 2010 - May 1, 2010	—	$—	—	$20,000,000
May 2, 2010 - May 29, 2010	—	$—	—	$20,000,000
May 30, 2010 - July 3, 2010	330,050	$37.74	330,050	$7,544,693

Total	330,050		330,050

(1)	On February 16, 2010, we announced that our Board of Directors had approved the repurchase of up to $20 million of our common stock. Subsequent to the end of our second quarter, on July 27, 2010, we completed the repurchase of our common stock up to the $20 million authorized.

Item 6.	Exhibits

(a)	Exhibits

3.1	Third Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 8-K filed on May 25, 2010).

3.2	Third Amended and Restated Bylaws of Fossil, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Report on Form 8-K filed on May 25, 2010).

31.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101(2)	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2010, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.

(1)	Filed herewith.
(2)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOSSIL, INC.

Date: August 12, 2010	/S/ MIKE L. KOVAR
Mike L. Kovar
Executive Vice President, Chief Financial Officer and Treasurer (Principal financial and accounting officer duly authorized to sign on behalf of Registrant)

EXHIBIT INDEX

Exhibit Number	Document Description

3.1	Third Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 8-K filed on May 25, 2010).

3.2	Third Amended and Restated Bylaws of Fossil, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Report on Form 8-K filed on May 25, 2010).

31.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101(2)	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2010, formatted in XBRL (eXtensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

(1)	Filed herewith.
(2)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.