Form 10-Q
period 2010-10-02
FOSSIL INC
filed 2010-11-12
CIK 883569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 2, 2010

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

The number of shares of the registrant’s common stock outstanding as of November 8, 2010: 65,045,325.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

FOSSIL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

IN THOUSANDS

	October 2, 2010	January 2, 2010

Assets
Current assets:
Cash and cash equivalents	$362,200	$405,175
Securities available for sale	9,352	7,995
Accounts receivable - net of allowances of $67,488 and $55,966, respectively	258,379	209,784
Inventories - net	388,252	245,714
Deferred income tax assets - net	32,168	28,937
Prepaid expenses and other current assets	59,239	48,868

Total current assets	1,109,590	946,473

Investments	8,882	13,730
Property, plant and equipment - net of accumulated depreciation of $202,726 and $182,328, respectively	215,515	212,367
Goodwill	44,440	44,266
Intangible and other assets - net of accumulated amortization of $18,687 and $13,628, respectively	56,480	59,647

Total long-term assets	325,317	330,010

Total assets	$1,434,907	$1,276,483

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt	$3,996	$3,618
Accounts payable	118,975	103,591
Accrued expenses:
Compensation	38,994	39,773
Royalties	26,608	16,774
Co-op advertising	11,804	18,498
Other	69,354	29,618
Income taxes payable	23,292	33,408

Total current liabilities	293,023	245,280
Long-term income taxes payable	8,070	18,840
Deferred income tax liabilities	45,047	27,039
Long-term debt	4,449	4,538
Other long-term liabilities	12,605	12,374

Total long-term liabilities	70,171	62,791

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock, 67,461 and 66,900 shares issued at October 2, 2010 and January 2, 2010, respectively	675	669
Treasury Stock, at cost, 1,210 shares at October 2, 2010	(60,923)	0
Additional paid-in capital	104,315	93,037
Retained earnings	993,164	834,615
Accumulated other comprehensive income	26,825	34,460
Noncontrolling interest	7,657	5,631

Total stockholders’ equity	1,071,713	968,412

Total liabilities and stockholders’ equity	$1,434,907	$1,276,483

See notes to the condensed consolidated financial statements.

FOSSIL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

UNAUDITED

IN THOUSANDS, EXCEPT PER SHARE DATA

	For the 13 Weeks Ended		For the 39 Weeks Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Net sales	$523,825	$381,362	$1,329,614	$1,020,254
Cost of sales	225,082	170,625	574,567	472,956

Gross profit	298,743	210,737	755,047	547,298

Operating expenses:
Selling and distribution	138,424	115,263	392,472	330,872
General and administrative	49,049	38,110	135,696	112,783

Total operating expenses	187,473	153,373	528,168	443,655

Operating income	111,270	57,364	226,879	103,643
Interest expense	46	50	164	183
Other income (expense) - net	33	(1,660)	2,805	7,574

Income before income taxes	111,257	55,654	229,520	111,034
Provision for income taxes	40,353	19,109	64,361	38,501

Net income	70,904	36,545	165,159	72,533
Less: Net income attributable to noncontrolling interest	2,748	1,270	6,611	3,315

Net income attributable to Fossil, Inc.	$68,156	$35,275	$158,548	$69,218

Other comprehensive income (loss), net of taxes:
Currency translation adjustment	30,728	11,133	(4,464)	15,412
Unrealized gain on securities available for sale	828	517	1,127	1,018
Forward contracts hedging intercompany foreign currency payments - change in fair values	(13,755)	(4,986)	(4,298)	(10,036)

Comprehensive income	88,705	43,209	157,524	78,927
Less: Comprehensive income attributable to noncontrolling interest	2,764	1,265	6,606	3,311

Comprehensive income attributable to Fossil, Inc.	$85,941	$41,944	$150,918	$75,616

Earnings per share:
Basic	$1.02	$0.53	$2.36	$1.04

Diluted	$1.00	$0.52	$2.33	$1.03

Weighted average common shares outstanding:
Basic	67,071	66,714	67,171	66,640

Diluted	67,978	67,408	68,060	67,023

See notes to the condensed consolidated financial statements.

FOSSIL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

IN THOUSANDS

	For the 39 Weeks Ended
	October 2, 2010	October 3, 2009

Operating Activities:
Net income	$165,159	$72,533
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	30,189	30,272
Stock-based compensation	7,630	5,223
Increase (decrease) in allowance for returns - net of related inventory in transit	4,971	(4,139)
Loss on disposal of assets	184	234
Impairment loss	2,683	1,650
Equity in (income) loss of joint venture	(715)	719
Distribution from joint venture	4,726	0
Increase in allowance for doubtful accounts	927	3,036
Excess tax benefit from stock-based compensation	(6,433)	(3)
Deferred income taxes	17,241	8,828

Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(67,058)	25,990
Inventories	(140,089)	8,950
Prepaid expenses and other current assets	(11,357)	1,371
Accounts payable	8,660	8,117
Accrued expenses	39,739	(14,799)
Income taxes payable	(13,929)	5,023

Net cash provided by operating activities	42,528	153,005

Investing Activities:
Additions to property, plant and equipment	(31,961)	(28,172)
Increase in intangible and other assets	(24)	(1,378)
Purchase of securities available for sale	(460)	(1,111)
Sales/maturities of securities available for sale	230	45
Purchase of noncontrolling interest shares	(866)	0

Net cash used in investing activities	(33,081)	(30,616)
Financing Activities:
Acquisition of treasury stock	(77,132)	0
Distribution of noncontrolling interest earnings	(4,446)	(2,602)
Excess tax benefit from stock-based compensation	6,433	3
Borrowings on notes payable	0	1,900
Payments on notes payable	(302)	(3,769)
Proceeds from exercise of stock options	16,388	1,666

Net cash used in financing activities	(59,059)	(2,802)
Effect of exchange rate changes on cash and cash equivalents	6,637	6,364

Net (decrease) increase in cash and cash equivalents	(42,975)	125,951
Cash and cash equivalents:
Beginning of period	405,175	172,012

End of period	$362,200	$297,963

See notes to the condensed consolidated financial statements.

FOSSIL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1. FINANCIAL STATEMENT POLICIES

Basis of Presentation. The condensed consolidated financial statements include the accounts of Fossil, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of October 2, 2010, and the results of operations for the thirteen week periods ended October 2, 2010 (“Third Quarter”) and October 3, 2009 (“Prior Year Quarter”), respectively, and the thirty-nine week periods ended October 2, 2010 (“Year To Date Period”) and October 3, 2009 (“Prior Year YTD Period”), respectively. All adjustments are of a normal, recurring nature.

These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the annual report on Form 10-K filed by the Company pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) for the fiscal year ended January 2, 2010. Operating results for the thirteen and thirty-nine week periods ended October 2, 2010 are not necessarily indicative of the results to be achieved for the full year.

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

Business. The Company is a global design, marketing and distribution company that specializes in consumer fashion accessories. Its principal offerings include an extensive line of men’s and women’s fashion watches and jewelry, handbags, small leather goods, belts, sunglasses, soft accessories, shoes and clothing. In the watch and jewelry product category, the Company has a diverse portfolio of globally recognized owned and licensed brand names under which its products are marketed. The Company’s products are distributed globally through various distribution channels including wholesale, in countries where it has a physical presence, direct to the consumer through its retail stores and commercial websites and through third-party distributors in countries where the Company does not maintain a physical presence. The Company’s products are offered at varying price points to service the needs of its customers, whether they are value conscious or luxury oriented. Based on its extensive range of accessory products, brands, distribution channels and price points, the Company is able to target style-conscious consumers across a wide age spectrum on a global basis.

Foreign Currency Hedging Instruments. The Company’s foreign subsidiaries periodically enter into forward contracts principally to hedge the future payment of intercompany inventory transactions in U.S. dollars. If the Company’s foreign subsidiaries were to settle their contracts designated as cash flow hedges that were denominated in Euro, British Pounds, Mexican Peso, Australian Dollar, Canadian Dollar and Japanese Yen, the net result would be a loss of approximately $8.0 million, net of taxes, as of October 2, 2010. Refer to Note 6 to the condensed consolidated financial statements for additional disclosures about the Company’s use of forward contracts. The tax benefit of the changes in fair value of hedging activities for the Third Quarter and Prior Year Quarter was $2.8 million and $0.6 million, respectively. The tax benefit of the changes in fair value of hedging activities for the Year To Date Period and Prior Year YTD Period was $2.1 million and $1.8 million, respectively.

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

Accounting Standard Codification (“ASC”) 820, Fair Value Measurement and Disclosures (“ASC 820”), establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•	Level 2 - Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 - Unobservable inputs based on the Company’s assumptions.

ASC 820 requires the use of observable market data if such data is available without undue cost and effort.

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	Fair Value at October 2, 2010
	Level 1	Level 2	Level 3	Total
	IN THOUSANDS
Assets:
Securities available for sale
Investments in bonds	$8,014	$0	$0	$8,014
Investment in publicly traded equity securities	1,338	0	0	1,338

Foreign exchange forward contracts	0	1,558	0	1,558
Deferred compensation plan assets
Investment in publicly traded mutual funds	3,018	0	0	3,018

Total	$12,370	$1,558	$0	$13,928

Liabilities:
Foreign exchange forward contracts	$0	$13,145	$0	$13,145

Total	$0	$13,145	$0	$13,145

	Fair Value at January 2, 2010
	Level 1	Level 2	Level 3	Total
	IN THOUSANDS
Assets:
Securities available for sale
Investments in bonds	$7,453	$0	$0	$7,453
Investment in publicly traded equity securities	542	0	0	542
Foreign exchange forward contracts	0	2,122	0	2,122
Deferred compensation plan assets
Investment in publicly traded mutual funds	2,847	0	0	2,847

Total	$10,842	$2,122	$0	$12,964

Liabilities:
Foreign exchange forward contracts	$0	$2,116	$0	$2,116

Total	$0	$2,116	$0	$2,116

The fair values of the Company’s available for sale securities are based on quoted prices. The deferred compensation plan assets are recorded within intangible and other assets – net. The foreign exchange forward contracts are entered into by the Company principally to hedge the future payment of intercompany inventory transactions by non-U.S. subsidiaries. The fair values of the Company’s foreign exchange forward contracts are based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates.

The Company has evaluated its short-term and long-term debt and believes, based on the interest rates, related terms and maturities, that the fair values of such instruments approximate their carrying amounts. As of October 2, 2010 and January 2, 2010, the carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated their fair values due to the short-term maturities of these accounts.

FOSSIL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a nonrecurring basis for the 39 weeks ended October 2, 2010:

		Fair Value Measurements Using
	For the 39 Weeks Ended October 2, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains/(Losses)
		IN THOUSANDS
Assets:
Specific Company-owned stores - net	$0	$0	$0	$0	$(1,224)
Specific trade names	699	0	0	699	(1,459)

Total		$0	$0	$699	$(2,683)

In accordance with the provisions of ASC 360, Property, Plant and Equipment, property, plant and equipment—net with a carrying amount of $1.2 million related to Company-owned retail store leasehold improvements and fixturing was deemed not recoverable, resulting in an impairment charge included in earnings of $0.2 million and $1.2 million for the Third Quarter and Year To Date Period. The fair value of the Company-owned retail store leasehold improvements and fixturing is determined using Level 3 inputs. If undiscounted cash flows estimated to be generated through the operation of Company-owned retail stores are less than the carrying value of the underlying assets, impairment losses are recorded in selling and distribution expenses.

In accordance with the provisions of ASC 350, Intangibles—Goodwill and Other, intangible and other assets—net with a carrying amount of $2.2 million were written down to an implied fair value of $0.7 million, resulting in an impairment charge of $1.5 million, which was included in earnings during the Year To Date Period. There were no impairment charges included in the Third Quarter.

Earnings Per Share (“EPS”). The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS:

	For the 13 Weeks Ended		For the 39 Weeks Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
	IN THOUSANDS, EXCEPT PER SHARE DATA
Numerator:
Net income attributable to Fossil, Inc.	$68,156	$35,275	$158,548	$69,218

Denominator:
Basic EPS computations:
Basic weighted average common shares outstanding	67,071	66,714	67,171	66,640

Basic EPS	$1.02	$0.53	$2.36	$1.04

Diluted EPS computation:
Basic weighted average common shares outstanding	67,071	66,714	67,171	66,640
Stock options, stock appreciation rights and restricted stock units	907	694	889	383

Diluted weighted average common shares outstanding	67,978	67,408	68,060	67,023

Diluted EPS	$1.00	$0.52	$2.33	$1.03

Approximately 430,000, 43,000 and 1,155,000 weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation at the end of the Prior Year Quarter, Year To Date Period and Prior Year YTD Period, respectively, because they were antidilutive. These common share equivalents may be dilutive in future EPS calculations. All outstanding shares issuable under stock-based awards were dilutive during the Third Quarter.

Goodwill. The changes in the carrying amount of goodwill, which is not subject to amortization, are as follows (in thousands):

	North America Wholesale	Europe Wholesale	Asia Pacific Wholesale	Direct to Consumer	Total
Balance at January 2, 2010	$23,721	$18,054	$2,491	$0	$44,266
Currency translation	87	49	38	0	174

Balance at October 2, 2010	$23,808	$18,103	$2,529	$0	$44,440

Newly Adopted ASC Updates.

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

FOSSIL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

2. INVENTORIES

Inventories — net consist of the following:

	October 2, 2010	January 2, 2010
	IN THOUSANDS
Components and parts	$26,244	$17,041
Work-in-process	4,152	2,943
Inventory purchases in-transit	57,683	35,012
Finished goods	315,531	201,515

	403,610	256,511
Inventory obsolescence reserve	(15,358)	(10,797)

Inventories - net	$388,252	$245,714

3. INCOME TAXES

The Company’s income tax expense for the Third Quarter and Prior Year Quarter was $40.4 million and $19.1 million, respectively, resulting in an effective income tax rate of 36.3% and 34.3%, respectively. The higher effective tax rate for the Third Quarter is due to the U.S. tax impact on certain foreign earnings. Income tax expense was $64.4 million for the Year To Date Period, resulting in an effective tax rate of 28.0%. For the Prior Year YTD Period, income tax expense was $38.5 million, resulting in an effective tax rate of 34.7%. The lower effective tax rate for the Year To Date Period is a result of previously unrecognized tax benefits due to the settlement of tax audits.

As of October 2, 2010, the total amount of unrecognized tax benefits, excluding interest and penalties, was $10.4 million, of which $6.7 million would favorably impact the effective tax rate in future periods, if recognized. During the second quarter of fiscal 2010, the examination phase of the Internal Revenue Service (“IRS”) audit for tax years 2005 and 2006 was completed. The IRS proposed certain adjustments and the Company filed a protest. This protest is under review by the IRS Office of Appeals and it is possible that it may be resolved within the next twelve months. The Company is also subject to examinations in various state and foreign jurisdictions for the 2004-2009 tax years, none of which are individually significant. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

The Company has classified uncertain tax positions as long-term income taxes payable unless such amounts are expected to be paid within twelve months of the condensed consolidated balance sheet date. As of October 2, 2010, the Company has recorded unrecognized tax benefits of $2.9 million, excluding interest and penalties, for positions that could be settled within the next twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes payable, respectively. The total amount of accrued income tax-related interest included in the condensed consolidated balance sheet at October 2, 2010 was $1.1 million. There were no penalties accrued in the condensed consolidated balance sheet at October 2, 2010. For the Third Quarter, the Company accrued income tax-related interest expense of $0.1 million.

4. STOCKHOLDERS’ EQUITY AND BENEFIT PLANS

Common Stock Repurchase Program. Purchases of the Company’s common stock are made from time to time, subject to market conditions and at prevailing market prices, through the open market. Repurchased shares of common stock are recorded at cost and become authorized but unissued shares which may be issued in the future for general corporate and other purposes. The Company may terminate or limit the stock repurchase program at any time. In the event the repurchased shares are cancelled, the Company accounts for retirements by allocating the repurchase price to common stock, additional paid-in-capital and retained earnings. The repurchase price allocation is based upon the equity contribution associated with historical issuances.

During 2009, the Company’s Board of Directors approved a stock repurchase program pursuant to which $20 million could be used to repurchase outstanding shares of the Company’s common stock. The Company did not repurchase any shares under this authorization during 2009. During the Year To Date Period, the Company purchased approximately 528,000 shares to complete this repurchase program. During the Third Quarter, the Company’s Board of Directors approved two additional common share repurchase programs pursuant to which up to $30 million and $750 million, respectively could be used to repurchase outstanding shares of the Company’s common stock. The $750 million repurchase program has a termination date of December 2013 and the $30 million repurchase program has no termination date. The Company repurchased 1.1 million shares under this repurchase program during the Third Quarter at a cost of $57.1 million. Both of these repurchase programs were conducted pursuant to Rule 10b-18 of the Securities Exchange Act of 1934.

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

FOSSIL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

Long-Term Incentive Plans. An aggregate of 4,685,030 shares of common stock were initially reserved for issuance pursuant to the Company’s 2008 Long-Term Incentive Plan (“2008 LTIP”), adopted in March 2008. Designated employees of the Company, including officers and directors, certain contractors and outside directors of the Company are eligible to receive (i) stock options, (ii) stock appreciation rights, (iii) restricted or non-restricted stock awards, (iv) restricted stock units, (v) cash awards or (vi) any combination of the foregoing. The 2008 LTIP is administered by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”). Each award issued under the 2008 LTIP terminates at the time designated by the Compensation Committee, not to exceed ten years. The current stock options, stock appreciation rights, restricted stock and restricted stock units outstanding have original vesting periods that predominately range from three to five years. All stock appreciation rights and restricted stock units are settled in shares of the Company’s common stock. Effective January 1, 2010, the Company’s Board of Directors approved a new equity compensation package for non-employee directors. Each non-employee director will receive restricted stock units valued at $100,000 on the date of the annual stockholders’ meeting. These grants are scheduled to vest upon the earlier to occur of one year from the date of grant or the next annual stockholders’ meeting date.

An aggregate of 5,821,875 shares of common stock were reserved for issuance pursuant to the Company’s initial Long-Term Incentive Plan (“LTIP”), adopted in April 1993. An additional 3,037,500 shares were reserved in each of fiscal years 1995, 1998, 2001 and 2003 for issuance under the LTIP. Designated employees of the Company, including officers and directors, were eligible to receive (i) stock options, (ii) stock appreciation rights, (iii) restricted or non-restricted stock awards, (iv) restricted stock units, (v) cash awards or (vi) any combination of the foregoing. The LTIP was administered by the Compensation Committee. Each award issued under the LTIP terminates at the time designated by the Compensation Committee, not to exceed ten years. The current stock options, stock appreciation rights, restricted stock and restricted stock units outstanding have original vesting periods that predominately range from three to five years. All stock appreciation rights and restricted stock units are settled in shares of the Company’s common stock. On March 26, 2008, the Company’s Board of Directors elected to terminate this plan; however, the termination did not impair currently outstanding awards representing 1,539,891 shares of common stock, which will continue in accordance with their original terms.

An aggregate of 506,250 shares of common stock were reserved for issuance pursuant to the Non-employee Director Stock Option Plan, adopted in April 1993. An additional 112,500 shares were reserved in fiscal year 2002 for issuance under this plan. During the first year individuals were elected as non-employee directors of the Company, they received a grant of 5,000 nonqualified stock options. In addition, on the first day of each subsequent calendar year, each non-employee director automatically received a grant of an additional 4,000 nonqualified stock options as long as the individual was serving as a non-employee director. Pursuant to this plan, 50% of the stock options granted became exercisable on the first anniversary of the date of grant and in two additional installments of 25% each on the second and third anniversaries. The exercise prices of stock options granted under this plan were not less than the fair market value of the Company’s common stock at the date of grant. On March 26, 2008, the Company’s Board of Directors elected to terminate this plan and grants to non-employee directors since the termination date have been made under the 2008 LTIP. However, the termination of the Non-employee Director Stock Option Plan did not impair currently outstanding awards representing 91,750 shares of common stock, which will continue in accordance with their original terms.

Restricted Stock Plan. The 2002 Restricted Stock Plan of the Company was intended to advance the interests of the Company, its subsidiaries and its stockholders in order to attract, retain and motivate key employees by providing them with additional incentives through the award of shares of restricted stock. Shares awarded under the Restricted Stock Plan were funded with shares contributed to the Company from a significant stockholder. During 2006, 44,200 shares of common stock were contributed to the Restricted Stock Plan by the stockholder and reissued by the Company to employees. During the Year To Date Period and during fiscal year 2007, 11,250 shares and 55,850 shares, respectively, previously issued to employees were forfeited and subsequently canceled and retired. There were no shares forfeited by employees under this plan in fiscal years 2009 or 2008. The restricted shares outstanding have original vesting periods that predominantly range from one to five years. These shares were accounted for at fair value at the date of grant. On August 29, 2007, the Company’s Board of Directors elected to terminate this plan. However, the termination did not impair currently outstanding awards representing 19,390 shares of common stock, which will continue in accordance with their original terms.

FOSSIL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

The following table summarizes stock options and stock appreciation rights activity during the Third Quarter:

Stock Options and Stock Appreciation Rights	Number of Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	IN THOUSANDS			IN THOUSANDS

Outstanding at July 3, 2010	2,483	$23.97	5.4	$30,801
Granted	0
Exercised	(377)	19.54
Forfeited or expired	(15)	32.50

Outstanding at October 2, 2010	2,091	24.71	5.5	59,312

Exercisable at October 2, 2010	1,155	22.01	4.1	35,870

Nonvested at October 2, 2010	936	28.04	7.1	23,442

Expected to vest	873	$28.04	7.1	$21,867

The aggregate intrinsic value in the table above is before income taxes and is based on the exercise price for outstanding and exercisable stock options and stock appreciation rights at October 2, 2010 and the fair market value on the exercise date for stock options and stock appreciation rights that have been exercised during the Third Quarter.

Stock Options and Stock Appreciation Rights Outstanding and Exercisable. The following table summarizes information with respect to stock options and stock appreciation rights outstanding and exercisable at October 2, 2010:

Stock Options and Stock Appreciation Rights Outstanding				Stock Options and Stock Appreciation Rights Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Number of Shares	Weighted- Average Exercise Price
	IN THOUSANDS			IN THOUSANDS
$4.39 - $8.78	47	$7.66	0.33	47	$7.66
$8.78 - $13.18	207	11.30	1.92	207	11.30
$13.18 - $17.57	330	14.03	7.16	77	14.53
$17.57 - $21.96	160	18.90	4.33	123	18.97
$21.96 - $26.35	479	24.24	4.17	431	24.28
$26.35 - $30.74	310	30.64	6.18	117	30.56
$30.74 - $35.14	205	31.51	5.59	118	31.58
$35.14 - $39.53	310	38.33	8.39	3	37.91
$39.53 - $43.92	43	43.16	7.24	32	43.16

Total	2,091	$24.71	5.47	1,155	$22.01

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

FOSSIL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

Restricted Stock and Restricted Stock Units. The following table summarizes restricted stock and restricted stock unit activity during the Third Quarter:

Restricted Stock and Restricted Stock Units	Number of Shares	Weighted- Average Grant Date Fair Value

	IN THOUSANDS
Nonvested at July 3, 2010	544	$27.99
Granted	2	38.65
Vested	(15)	20.62
Forfeited	(16)	26.06

Nonvested at October 2, 2010	515	28.31

Expected to vest	474	$28.31

The total fair value of restricted stock and restricted stock units vested during the Third Quarter was approximately $671,000.

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

	For the 13 Weeks Ended October 2, 2010		For the 13 Weeks Ended October 3, 2009
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
	IN THOUSANDS
North America Wholesale:
External customers	$207,674	$55,737	$138,469	$26,870
Intersegment	34,822		51,182
Europe Wholesale:
External customers	137,033	44,223	111,096	21,398
Intersegment	33,312		20,278
Asia Pacific Wholesale:
External customers	60,929	24,594	40,115	20,917
Intersegment	182,805		111,906
Direct to Consumer	118,189	14,951	91,682	7,554
Intersegment items	(250,939)		(183,366)
Corporate	0	(28,235)	0	(19,375)

Total Company	$523,825	$111,270	$381,362	$57,364

	For the 39 Weeks Ended October 2, 2010		For the 39 Weeks Ended October 3, 2009
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
	IN THOUSANDS
North America Wholesale:
External customers	$517,338	$126,271	$369,033	$58,772
Intersegment	87,107		138,450
Europe Wholesale:
External customers	357,201	96,441	306,743	50,955
Intersegment	60,221		37,004
Asia Pacific Wholesale:
External customers	146,079	51,037	105,665	43,281
Intersegment	418,153		250,016
Direct to Consumer	308,996	31,159	238,813	10,837
Intersegment items	(565,481)		(425,470)
Corporate	0	(78,029)	0	(60,202)

Total Company	$1,329,614	$226,879	$1,020,254	$103,643

The following table indicates revenue for each class of similar products in the periods presented:

	For the 13 Weeks Ended		For the 39 Weeks Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
	IN THOUSANDS
Watches	$372,036	$253,684	$914,749	$660,727
Leathers	86,728	76,733	229,500	204,570
Jewelry	41,925	30,441	108,119	86,132
Other	23,136	20,504	77,246	68,825

Total	$523,825	$381,362	$1,329,614	$1,020,254

FOSSIL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

6. DERIVATIVES AND RISK MANAGEMENT

The Company is exposed to certain risks relating to its ongoing business operations, which it attempts to manage by using derivative instruments. The primary risks managed by using derivative instruments are the fluctuations in global currencies that will ultimately be used to settle future payments of intercompany inventory transactions, denominated in U.S. dollars, by non-U.S. dollar functional currency subsidiaries. Specifically, the Company projects future intercompany sales volumes generally over a period of up to eighteen months and enters into foreign currency forward contracts (“forward contracts”) for up to 65% of these forecasted future payments of U.S. dollar denominated intercompany inventory transactions to manage fluctuations in global currencies that will ultimately be used to settle such U.S. dollar denominated inventory purchases. Forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon settlement date. Each of the Company’s forward contracts are designated as single cash flow hedges. Fluctuations in exchange rates will either increase or decrease the Company’s U.S. dollar equivalent cash flows from these intercompany inventory transactions, which will affect the Company’s U.S. dollar earnings. Gains or losses on the forward contracts are expected to offset these fluctuations to the extent the cash flows are hedged by the forward contracts. The Company also periodically enters into forward contracts to manage exchange rate risks associated with certain non-inventory intercompany transactions and to which the Company does not elect hedge treatment under ASC 815, Derivatives and Hedging (“ASC 815”).

The Company’s forward contracts purchased to hedge exchange rate risk associated with intercompany inventory transactions meet the criteria for hedge eligibility noted in ASC 815-20-25-30 and ASC 815-20-25-43(b)(4), which requires that they represent foreign-currency-denominated forecasted intra-entity transactions in which (1) the operating unit that has the foreign currency exposure is a party to the hedging instrument and (2) the hedged transaction is denominated in a currency other than the hedging unit’s functional currency. At the inception of the hedge, the hedging relationship is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk. In accordance with ASC 815, the Company assesses hedge effectiveness under the critical terms matched method at inception and at least quarterly throughout the life of the hedging relationship. If the critical terms (i.e. amounts, currencies and settlement dates) of the forward currency exchange contract match the terms of the forecasted transaction, the Company concludes that there is no hedge ineffectiveness. The Company’s cash flow hedges resulted in no ineffectiveness in the statements of income and comprehensive income for the Third Quarter, Prior Year Quarter, Year To Date Period and Prior Year YTD Period.

The accounting for gains and losses that result from changes in the fair values of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments. Changes in the fair value of derivatives not designated as hedging instruments are recognized in earnings when they occur per ASC 815-10-35-2. For a derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss), net of taxes and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, these hedges resulted in no ineffectiveness in the condensed consolidated statements of income and comprehensive income, and there were no components excluded from the assessment of hedge effectiveness for the Third Quarter and the Prior Year Quarter, and Year To Date Period and Prior Year YTD periods.

ASC 815 requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. Forward contracts designated as cash flow hedges are recorded at fair value at each balance sheet date and the change in fair value is recorded to other comprehensive income (loss) within the equity section of the balance sheet until such forward contract gains (losses) become realized or the cash flow hedge relationship is terminated. If the cash flow hedge relationship is terminated, the derivatives gains or losses that are deferred in other comprehensive income (loss) will be recognized in earnings when the hedged cash flows occur. However, for cash flow hedges that are terminated because the forecasted transaction is not expected to occur in the original specified time period, the derivative gains, or losses are immediately recognized in earnings. There were no gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges as of October 2, 2010. Hedge accounting is discontinued if it is determined that the derivative is not highly effective. The Company records all cash flow hedge assets and liabilities on a gross basis as they do not meet the ASC 210-220, Balance Sheet netting criteria as the Company does not have master netting agreements established with the derivative counterparties that would allow for net settlement.

FOSSIL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

As of October 2, 2010, the Company had the following outstanding forward contracts that were entered into to hedge the future payments of intercompany inventory transactions:

Functional Currency		Contract Currency
Type	Amount	Type	Amount
IN THOUSANDS		IN THOUSANDS
Euro	121,024	U.S. Dollar	160,664
British Pound	7,911	U.S. Dollar	12,500
Japanese Yen	4,160,900	U.S. Dollar	47,335
Mexican Peso	37,625	U.S. Dollar	2,920
Australian Dollar	25,300	U.S. Dollar	22,280
Canadian Dollar	10,560	U.S. Dollar	10,184

As of October 2, 2010, the Company had the following outstanding forward contracts not designated as hedging instruments:

Functional Currency		Contract Currency
Type	Amount	Type	Amount
IN THOUSANDS		IN THOUSANDS
Euro	18,000	U.S. Dollar	23,382
Japanese Yen	382,500	U.S. Dollar	4,553

The effective portion of gains and losses on derivative instruments that was recognized in other comprehensive income (loss), net of taxes during the Third Quarter and the Prior Year Quarter, Year To Date Period and Prior Year YTD Period is set forth below:

Derivatives Designated as Cash Flow Hedges Under ASC 815:	For the 13 Weeks Ended October 2, 2010	For the 13 Weeks Ended October 3, 2009
	IN THOUSANDS	IN THOUSANDS

Foreign exchange contracts	$(11,359)	$(3,797)

Total (loss) recognized in other comprehensive income (loss), net of taxes	$(11,359)	$(3,797)

Derivatives Designated as Cash Flow Hedges Under ASC 815:	For the 39 Weeks Ended October 2, 2010	For the 39 Weeks Ended October 3, 2009
	IN THOUSANDS	IN THOUSANDS

Foreign exchange contracts	$1,276	$(4,872)

Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$1,276	$(4,872)

FOSSIL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

The following table illustrates the effective portion of gains and losses on derivative instruments designated and qualifying as cash flow hedges recorded in accumulated other comprehensive income (loss) during the term of the hedging relationship and reclassified into earnings, and gains and losses on derivatives not designated as hedging instruments recorded directly to earnings during the Third Quarter, Prior Year Quarter, Year To Date Period and Prior Year YTD Period:

Foreign Exchange Contracts Under ASC 815:	Condensed Consolidated Income Statements Location		For the 13 Weeks Ended October 2, 2010	For the 13 Weeks Ended October 3, 2009
			IN THOUSANDS	IN THOUSANDS
Cash flow hedging instruments	Other income (expense)-net	Total gain reclassified from other comprehensive income (loss), net of taxes into income, net of taxes	$2,396	$1,189

Not designated as hedging instruments	Other income (expense)-net	Total loss recognized in income	$(1,451)	$0

Foreign Exchange Contracts Under ASC 815:	Condensed Consolidated Income Statement Location		For the 39 Weeks Ended October 2, 2010	For the 39 Weeks Ended October 3, 2009
			IN THOUSANDS	IN THOUSANDS
Cash flow hedging instruments	Other income (expense)-net	Total gain reclassified from other comprehensive income (loss), net of taxes into income, net of taxes	$5,574	$5,164

Not designated as hedging instruments	Other income (expense)-net	Total loss recognized in income	$(1,451)	$0

The table below discloses the Company’s fair value amounts as separate asset and liability values, presents the fair value of derivative instruments on a gross basis, and identifies the line item(s) in the condensed consolidated balance sheet in which the fair value amounts for these categories of derivative instruments are included.

	Asset Derivatives				Liability Derivatives
	October 2, 2010		January 2, 2010		October 2, 2010		January 2, 2010
	IN THOUSANDS				IN THOUSANDS
Foreign Exchange Contracts Under ASC 815:	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value
Cash flow hedging instruments	Prepaid expenses and other current assets	$1,725	Prepaid expenses and other current assets	$2,122	Accrued expenses-other	$11,694	Accounts payable	$2,116
Cash flow hedging instruments	Investments	(167)	Investments	0
Not designated as hedging instruments	Prepaid expenses and other current assets	0	Prepaid expenses and other current assets	0	Accrued expenses-other	1,451	Accounts payable	0

Total foreign exchange contracts under ASC 815:		$1,558		$2,122		$13,145		$2,116

At the end of the Third Quarter, the Company had foreign exchange contracts with maturities extending through September 2012. The estimated net amount of the existing gains or losses at the reporting date that is expected to be reclassified into earnings within the next twelve months is a loss of $5.0 million.

FOSSIL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

7. CONTROLLING AND NONCONTROLLING INTEREST

The following tables summarize the changes in equity attributable to controlling and noncontrolling interests (in thousands):

	Fossil, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance at January 2, 2010	$962,781	$5,631	$968,412

Net Income	158,548	6,611	165,159
Currency translation adjustments	(4,464)	5	(4,459)
Unrealized gain on securities available for sale	1,127	0	1,127
Unrealized gain on forward contracts	(4,298)	0	(4,298)
Common stock issued upon exercise of stock options and stock appreciation rights	16,388	0	16,388
Tax benefit derived from stock-based compensation	6,433	0	6,433
Purchase of noncontrolling interest shares	(722)	(144)	(866)
Distribution of noncontrolling interest earnings	0	(4,446)	(4,446)
Common stock forfeitures put to treasury	(2,235)	0	(2,235)
Repurchase of common stock	(77,132)	0	(77,132)
Stock-based compensation expense	7,630	0	7,630

Balance at October 2, 2010	$1,064,056	$7,657	$1,071,713

	Fossil, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity

Balance at January 3, 2009	$802,144	$3,219	$805,363

Net income	69,218	3,315	72,533
Currency translation adjustments	15,412	(4)	15,408
Unrealized gain on securities available for sale	1,018	0	1,018
Unrealized loss on forward contracts	(10,036)	0	(10,036)
Common stock issued upon exercise of stock options and stock appreciation rights	1,666	0	1,666
Tax benefit derived from stock-based compensation	3	0	3
Distribution of noncontrolling interest earnings	0	(2,602)	(2,602)
Common stock forfeitures put to treasury	(562)	0	(562)
Stock-based compensation expense	5,223	0	5,223

Balance at October 3, 2009	$884,086	$3,928	$888,014

The following table summarizes the effects of changes in the Company’s ownership interest in its subsidiaries on equity:

	For the 39 Weeks Ended
	October 2, 2010	October 3, 2009
	IN THOUSANDS
Net income attributable to Fossil, Inc.	$158,548	$69,218

Transfers to the noncontrolling interest
Decrease in Fossil, Inc.’s additional paid-in capital for purchases of 371 Fossil (Asia) Holdings Limited common shares	(722)	0

Net transfers to noncontrolling interest	(722)	0

Change from net income attributable to Fossil, Inc. and transfers to noncontrolling interest	$157,826	$69,218

FOSSIL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

8. INTANGIBLE AND OTHER ASSETS

The following table summarizes the intangible and other assets as of October 2, 2010 and January 2, 2010, respectively:

		October 2, 2010		January 2, 2010
	Useful Lives	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
	IN THOUSANDS
Intangibles - subject to amortization:
Trademarks	10 yrs.	$2,662	$1,750	$2,646	$1,612
Customer list	9 yrs.	7,899	6,654	7,786	5,745
Patents	14 -20 yrs.	773	338	764	303
Other	7-20 yrs.	197	187	201	184

Total intangibles - subject to amortization		11,531	8,929	11,397	7,844

Intangibles - not subject to amortization:
Tradenames		19,301	0	20,815	0

Other assets:
Key money deposits		23,383	7,161	22,822	5,191
Other deposits		11,706	0	9,015	0
Deferred compensation plan assets		3,018	0	2,847	0
Other		6,228	2,597	6,379	593

Total other assets		44,335	9,758	41,063	5,784

Total intangibles and other assets		$75,167	$18,687	$73,275	$13,628

Net of amortization			$56,480		$59,647

Estimated aggregate future amortization expense for intangible assets is as follows:

IN THOUSANDS
For the three months ending January 1, 2011	$341
For the twelve months ending December 31, 2011	787
For the twelve months ending December 29, 2012	579
For the twelve months ending December 28, 2013	219
For the twelve months ending January 3, 2015	145
For the twelve months ending January 2, 2016	126

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

The following is a discussion of the financial condition and results of operations of Fossil, Inc. and its wholly and majority-owned subsidiaries for the thirteen and thirty-nine week periods ended October 2, 2010 (the “Third Quarter” and “Year To Date Period,” respectively) as compared to the thirteen and thirty-nine week periods ended October 3, 2009 (the “Prior Year Quarter” and “Prior Year YTD Period,” respectively). This discussion should be read in conjunction with the condensed consolidated financial statements and the related notes thereto.

General

We are a global design, marketing and distribution company that specializes in consumer fashion accessories. Our principal offerings include an extensive line of men’s and women’s fashion watches and jewelry, handbags, small leather goods, belts, sunglasses, soft accessories, shoes and clothing. In the watch and jewelry product category, we have a diverse portfolio of globally recognized owned and licensed brand names under which our products are marketed. Our products are distributed globally through various distribution channels including wholesale in countries where we have a physical presence, direct to the consumer through our retail stores and commercial websites and through third-party distributors in countries where we do not maintain a physical presence. Our products are offered at varying price points to service the needs of our customers, whether they are value-conscious or luxury oriented. Based on our extensive range of accessory products, brands, distribution channels and price points, we are able to target style-conscious consumers across a wide age spectrum on a global basis.

Domestically, we sell our products through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, owned retail and factory outlet stores, mass market stores and through our FOSSIL® catalog and website. Our wholesale customer base includes, among others, Neiman Marcus, Nordstrom, Saks Fifth Avenue, Macy’s, Dillard’s, JCPenney, Kohl’s, Sears, Wal-Mart and Target. We also sell our products in the United States through a network of Company-owned stores that included 121 retail stores located in premier retail sites and 70 outlet stores located in major outlet malls as of October 2, 2010. In addition, we offer an extensive collection of our FOSSIL brand products through our catalogs and on our website, www.fossil.com, as well as proprietary and licensed watch and jewelry brands through other managed and affiliated websites.

Internationally, our products are sold to department stores, specialty retail stores and specialty watch and jewelry stores in over 100 countries worldwide through 23 Company-owned foreign sales subsidiaries and through a network of over 60 independent distributors. Our products are distributed in Africa, Asia, Australia, Europe, Central and South America, Canada, the Caribbean, Mexico, and the Middle East. Our products are offered on airlines, cruise ships and in international Company-owned retail stores, which included 146 retail stores located in premier retail sites and 21 outlet stores in select international markets as of October 2, 2010. Our products are also sold through licensed and franchised FOSSIL retail stores and kiosks in certain international markets. In addition, we offer an extensive collection of our FOSSIL brand products on our websites in certain countries.

Our business is subject to global economic cycles and retail industry conditions. Purchases of discretionary fashion accessories, such as our watches, handbags, sunglasses and other products, tend to decline during recessionary periods when disposable income is low and consumers are hesitant to use available credit. Beginning in the second half of fiscal year 2008, declining values in real estate, reduced lending by banks, solvency concerns of major financial institutions, increases in unemployment levels and significant declines and volatility in the global financial markets negatively impacted the level of consumer spending for discretionary items. In North America, beginning in the fourth quarter of fiscal year 2008 and continuing through most of fiscal year 2009, the discretionary consumer segment experienced a significant slowdown in customer traffic and a highly promotional environment. These same conditions spread to many international markets during 2009. These factors negatively affected our business, as it is dependent on consumer demand for our products. However, during fiscal year 2010, we have experienced a pronounced recovery in our watch and jewelry businesses in many of the markets in which we distribute which have led to double-digit net sales and net income increases. However, if economic conditions worsen or if the global or regional economies slip back into a recession, our revenues and earnings for fiscal year 2010 or beyond could be negatively impacted.

Future sales and earnings growth are also contingent upon our ability to anticipate and respond to changing fashion trends and consumer preferences in a timely manner while continuing to develop innovative products in the respective markets in which we compete. As is typical with new products, market acceptance of new designs and products that we may introduce is subject to uncertainty. In addition, we generally make decisions regarding product designs several months in advance of the time when consumer acceptance can be measured. We believe the double-digit net sales growth we have experienced over the last four fiscal quarters is a result of our ability to design innovative watch products incorporating a number of new materials that not only differentiate us from our competition but also continues to provide a solid value proposition to consumers across all of our brands.

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

	Percentage of Net Sales		Percentage Change from 2009
	For the 13 Weeks Ended
	October 2, 2010	October 3, 2009

Net sales	100.0%	100.0%	37.4%
Cost of sales	43.0	44.7	31.9

Gross profit	57.0	55.3	41.8

Operating expenses:
Selling and distribution	26.4	30.2	20.1
General and administrative	9.4	10.0	28.7

Operating income	21.2	15.1	94.0
Interest expense	0.0	0.0	*
Other income (expense) - net	0.0	(0.4)	*

Income before income taxes	21.2	14.7	99.9
Provision for income taxes	7.7	5.0	111.2

Net income	13.5	9.7	94.0
Net income attributable to noncontrolling interest, net of tax	0.5	0.3	116.4

Net income attributable to Fossil, Inc.	13.0%	9.4%	93.2%

*	not meaningful

	Percentage of Net Sales		Percentage Change from 2009
	For the 39 Weeks Ended
	October 2, 2010	October 3, 2009

Net sales	100.0%	100.0%	30.3%
Cost of sales	43.2	46.4	21.5

Gross profit	56.8	53.6	38.0

Operating expenses:
Selling and distribution	29.5	32.4	18.6
General and administrative	10.2	11.1	20.3

Operating income	17.1	10.1	118.9
Interest expense	0.0	0.0	*
Other income - net	0.2	0.7	(63.0)

Income before income taxes	17.3	10.8	106.7
Provision for income taxes	4.9	3.8	67.2

Net income	12.4	7.0	127.7
Net income attributable to noncontrolling interest, net of tax	0.5	0.3	99.4

Net income attributable to Fossil, Inc.	11.9%	6.7%	129.1%

*	not meaningful

Net Sales. The following table sets forth consolidated net sales by segment (excluding corporate, which had no net sales), and components of certain segments, and the percentage relationship of the components to consolidated net sales for the periods indicated (in millions, except percentage data):

	Amounts		Percentage of Total
	For the 13 Weeks Ended		For the 13 Weeks Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Wholesale:
North America	$207.7	$138.5	39.6%	36.3%
Europe	137.0	111.1	26.2	29.2
Asia Pacific	60.9	40.1	11.6	10.5

Total Wholesale	405.6	289.7	77.4	76.0
Direct to Consumer	118.2	91.7	22.6	24.0

Total net sales	$523.8	$381.4	100.0%	100.0%

	Amounts		Percentage of Total
	For the 39 Weeks Ended		For the 39 Weeks Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Wholesale:
North America	$517.3	$369.0	38.9%	36.2%
Europe	357.2	306.8	26.9	30.1
Asia Pacific	146.1	105.7	11.0	10.3

Total Wholesale	1,020.6	781.5	76.8	76.6
Direct to Consumer	309.0	238.8	23.2	23.4

Total net sales	$1,329.6	$1,020.3	100.0%	100.0%

The following table is intended to illustrate by factor the total of the percentage change in net sales by segment and on a consolidated basis:

Analysis of Percentage Change in Net Sales during the Third Quarter Versus Prior Year Quarter

Attributable to Changes in the Following Factors

	Exchange Rates	Organic Change	Total Change
North America Wholesale	0.4%	49.6%	50.0%
Europe Wholesale	(11.2)	34.5	23.3
Asia Pacific Wholesale	7.8	44.1	51.9
Direct to Consumer	(1.5)	30.4	28.9
Total Company	(2.6)%	40.0%	37.4%

Analysis of Percentage Change in Net Sales during the Year To Date Period Versus Prior Year YTD Period

Attributable to Changes in the Following Factors

	Exchange Rates	Organic Change	Total Change
North America Wholesale	0.7%	39.5%	40.2%
Europe Wholesale	(4.2)	20.6	16.4
Asia Pacific Wholesale	9.0	29.2	38.2
Direct to Consumer	0.0	29.4	29.4
Total Company	(0.1)%	30.4%	30.3%

The following net sales discussion excludes the impact on sales growth attributable to foreign currency rate changes as noted in the above table.

North America Wholesale Net Sales. Net sales in the North America Wholesale segment, which consists of our operations in the U.S., Canada, Mexico and sales to third-party distributors in South America, increased 49.6%, or $68.7 million during the Third Quarter in comparison to the Prior Year Quarter. We believe the differentiation in our watch assortments continues to drive consumers to purchase new, innovative product which has accelerated sales at our retail customers and increased the volume of replenishment orders they placed with us. This is manifesting itself in more retail space being allocated to watches, increased open to buy dollars, larger marketing initiatives and additional allocation of staff to service the watch customer which benefits many of the branded watch businesses we distribute to our domestic retail partners. As a result of this sales acceleration, North American wholesale watch shipments increased by 73.6% or $62.6 million in the Third Quarter, with all major brands contributing to the sales volume growth. However, sales increases of 245.8% in MICHAEL KORS®, 34.2% in FOSSIL® and 33.8% in MICHELE® led the way. The accessories business that includes our men’s and women’s leather, jewelry, and other categories also contributed to the growth as net sales volumes increased 11.4%, or $6.1 million, primarily as a result of increased sell-through at retail in our department store channel during the Third Quarter in comparison to the Prior Year Quarter. This sales volume growth was led by a 58.9% increase in FOSSIL accessory jewelry, a 189.2% increase in shoes, and a 5.2% increase in women’s accessory products. These increases were partially offset by an 8.4% sales volume decline in men’s accessories, primarily related to a timing shift of our gift program shipments from the Third Quarter into the fourth quarter of fiscal year 2010 in comparison to the Prior Year Quarter. For the Year To Date Period, North America Wholesale net sales increased 39.5%, or $145.5 million, as compared to the Prior Year YTD Period. This increase was principally driven by the same categories experienced during the Third Quarter.

Europe Wholesale Net Sales. European Wholesale net sales rose 34.5%, or $38.3 million, during the Third Quarter in comparison to the Prior Year Quarter. A continuing resurgence in the fashion watch category, which commenced in the second quarter of this fiscal year, led to a 34.3%, or $28.7 million, increase in wholesale watch shipments in the Third Quarter. All major watch brands contributed to this sales growth, with increases of 27.5% in FOSSIL, 32.2% in EMPORIO ARMANI®, 125.9% in MICHAEL KORS and 25.5% in DKNY® contributing the largest dollar value gains. Jewelry shipments in the Third Quarter rose 38.0%, or $7.0 million, in comparison to the Prior Year Quarter while shipments of leather products surged 53.9%, or $2.2 million, as a result of our continuing initiative to expand the leather category in this wholesale channel. The growth of our FOSSIL accessory store concept in this region is also favorably impacting sales volumes of our leather business by increasing brand awareness across all FOSSIL categories. Additionally, during the Third Quarter, shipments to third-party distributors increased 103.9% in comparison to the Prior Year Quarter. We continue to gain market share in this channel as sell-through rates of our fashion watch offerings outpace our competitors. European Wholesale net sales increased 20.6%, or $63.4 million, for the Year To Date Period as compared to the Prior Year YTD Period with the components of the increase being consistent from a brand and category perspective with those experienced during the Third Quarter.

Asia Pacific Wholesale Net Sales. Asia Pacific Wholesale shipments increased 44.1%, or $17.7 million, during the Third Quarter in comparison to the Prior Year Quarter, primarily as a result of increased watch shipments, and to a lesser extent, the expansion of the leather category in this region. Wholesale watch sales volumes rose 43.6%, or $15.2 million, in the Third Quarter reflecting increases in FOSSIL and licensed brands of 30.1% and 47.6%, respectively. During the Third Quarter as compared to the Prior Year Quarter, we experienced sales growth across all of our markets in the Asia Pacific region and also benefited from an increased mix of sales being generated at full retail value through Company-owned concessions, including substantial growth in Korea. Similar to our experience in Europe, we believe the increased brand awareness generated by the expansion of our FOSSIL accessory store base in the Asia Pacific region is facilitating our growth initiative in our leather business. For the Year To Date Period as compared to the Prior Year YTD Period, Asia Pacific Wholesale net sales rose 29.2%, or $31.0 million, principally as a result of the same factors experienced during the Third Quarter.

Direct to Consumer Net Sales. Direct to Consumer net sales for the Third Quarter increased by 30.4%, or $27.8 million, in comparison to the Prior Year Quarter, primarily the result of comparable store sales gains of 19.9% and a 6.1% increase in the average number of Company-owned stores open during the Third Quarter. Additionally, net sales from our e-commerce businesses increased 63.4% for the Third Quarter in comparison to the Prior Year Quarter. For the Year To Date Period, net sales from our direct to consumer segment increased 29.4%, or $70.1 million, in comparison to the Prior Year YTD Period, primarily as a result of an 11.1% increase in the average number of stores open and comparable store sales increases of 18.3%. Net sales from our e-commerce businesses increased 44.4% for the Year To Date Period in comparison to the Prior Year YTD Period. Comparable store sales related to our global full price accessory concept increased by 19.4% and 16.2% for the Third Quarter and Year To Date Period, respectively, as compared to the comparable periods of the prior fiscal year. Global outlet comparable store sales increased 20.2% and 18.6% for the Third Quarter and Year To Date Period, respectively, as compared to the comparable periods of the prior fiscal year. We attribute the growth in our Direct to Consumer segment to the focused point of view and imagery of the FOSSIL brand as well as the continued introduction of new and innovative designs and materials combined with intensified catalog marketing initiatives.

We ended the Third Quarter with 358 stores, including 226 full price accessory stores, 123 of which are outside of North America, 91 outlet locations, including 20 outside of North America, 31 clothing stores, including 3 outside of North America, and 10 full price multi-brand stores, including 9 outside of North America. This compares to 342 stores at the end of the Prior Year Quarter, which included 208 full price accessory stores, 109 located outside of North America, 88 outlet locations, including 13 outside of North America, 33 clothing stores, all in North America, and 13 full price multi-brand stores, including 10 outside of North America. During the Third Quarter, we opened 11 new stores and closed 7. During the fourth quarter of fiscal 2010, we anticipate opening approximately 8 additional retail stores globally while closing no stores.

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

Gross Profit. Gross profit increased by 41.8% to $298.7 million in the Third Quarter as compared to the Prior Year Quarter as a result of increased sales and gross profit margin expansion. Gross profit margin increased 170 basis points to 57.0% in the Third Quarter compared to 55.3% in the Prior Year Quarter. The increase in gross profit margin was primarily driven by an increase in the mix of sales of higher margin watch and jewelry products in comparison to leather products, including a greater mix of higher margin licensed watch brands. In comparison to the Prior Year Quarter, Third Quarter gross profit margin was unfavorably impacted by 75 basis points as a result of a stronger U.S. dollar. For the Year To Date Period, gross profit margin increased by 320 basis points to 56.8% compared to 53.6% in the Prior Year YTD Period. This increase is a result of similar beneficial changes in sales mix as experienced during the Third Quarter and an approximate five basis point decrease as a result of a stronger U.S. dollar during the Year To Date Period in comparison to the Prior Year YTD period. We expect gross profit margins to reflect a slight improvement in the fourth quarter of fiscal 2010 in comparison to the level achieved in the Third Quarter based upon an increase in the sales mix of our Direct to Consumer segment during the holiday quarter. While we have experienced some slight cost increases in labor prices and certain components used to manufacture our products, we have been able to maintain, and in many cases improve, our overall gross profit margin by increasing retail prices.

        Operating Expenses. Total operating expenses in the Third Quarter increased by $34.1 million compared to the Prior Year Quarter, primarily as a result of increased sales, and included a $2.4 million favorable reduction from the translation of foreign-based expenses as a result of the stronger U.S. dollar as compared to the Prior Year Quarter. A higher than expected net sales increase, including a 19.9% comparable sales increase in our retail stores in the Third Quarter, resulted in operating expenses, expressed as a percentage of net sales to decrease to 35.8% in the Third Quarter compared to 40.2% in the Prior Year Quarter. During the Third Quarter, and on a constant dollar basis, operating expenses in our wholesale segments, Direct to Consumer segment and corporate cost areas increased by $20.8 million, $6.6 million and $9.1 million, respectively, as compared to the Prior Year Quarter. Expense growth in the wholesale segment was principally a result of increased marketing expenses and compensation costs. Expense increases in the Direct to Consumer segment were primarily attributable to store growth, expansion of the Company’s catalog mailings and increased web-based marketing expenditures. Expense growth in the corporate cost area was primarily associated with increased compensation costs. For the Year To Date Period, operating expenses as a percentage of net sales decreased to 39.7% compared to 43.5% in the Prior Year YTD Period and included an unfavorable impact of approximately $0.6 million related to the translation of foreign-based expenses due to a weaker U.S. dollar. On a constant dollar basis, operating expenses for the Year To Date Period increased by $83.9 million as compared to the Prior Year YTD Period, with increases across all of our operating segments, primarily the result of the same factors experienced during the Third Quarter. As a result of normalizing our spend in certain expense areas back to fiscal 2008 levels, upgrading certain information technology applications and committing an additional $12 million in marketing to further build global awareness, primarily for the FOSSIL brand, we expect operating expenses, expressed as a percentage of sales, to be slightly higher in the fourth quarter of fiscal 2010 as compared to the prior year.

The following table sets forth operating expenses on a segment basis and the relative percentage of operating expenses to net sales for each segment for the periods indicated (in millions, except for percentage data):

	Amounts		Percentage of Net Sales
	For the 13 Weeks Ended		For the 13 Weeks Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
North America Wholesale	$35.5	$27.9	17.1%	20.1%
Europe Wholesale	37.3	34.0	27.2	30.6
Asia Pacific Wholesale	25.0	16.6	41.1	41.4
Direct to Consumer	61.7	55.6	52.2	60.6
Corporate	28.0	19.3

Total	$187.5	$153.4	35.8%	40.2%

	Amounts		Percentage of Net Sales
	For the 39 Weeks Ended		For the 39 Weeks Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
North America Wholesale	$98.1	$82.0	19.0%	22.2%
Europe Wholesale	109.5	100.9	30.7	32.9
Asia Pacific Wholesale	67.2	47.6	46.0	45.0
Direct to Consumer	175.9	153.5	56.9	64.3
Corporate	77.5	59.7

Total	$528.2	$443.7	39.7%	43.5%

Operating Income. Operating income increased to 21.2% of net sales in the Third Quarter compared to 15.0% of net sales in the Prior Year Quarter as a result of increased net sales, gross profit margin expansion and a decrease in operating expenses as a percentage of sales. During the Third Quarter as compared to the Prior Year Quarter, operating income was negatively impacted by approximately $7.4 million as a result of the translation of foreign-based sales and expenses into U.S. dollars. During the Year To Date Period, operating profit margin increased to 17.1% compared to 10.2% in the Prior Year YTD Period. Our operating income for the Year To Date Period included approximately $1.5 million of net currency losses related to the translation of foreign-based sales and expenses into U.S. dollars.

Other Income (Expense) - Net. Other income (expense) – net increased favorably by $1.7 million during the Third Quarter primarily as a result of reduced net foreign currency transaction losses from mark-to-market and hedging activities in comparison to the Prior Year Quarter. For the Year To Date Period, other income (expense) – net decreased unfavorably by $4.8 million in comparison to the Prior Year YTD Period principally as a result of reduced net foreign currency transaction gains from mark-to-market and hedging activities.

Provision For Income Taxes. Income tax expense for the Third Quarter was $40.4 million, resulting in an effective income tax rate of 36.3%. For the Prior Year Quarter, income tax expense was $19.1 million, resulting in an effective tax rate of 34.3%. The Third Quarter effective tax rate was unfavorably impacted by U.S. tax on certain foreign earnings. For the Year To Date Period, income tax expense was $64.4 million, resulting in an effective tax rate of 28.0% and was favorably impacted by the recognition of previously unrecognized tax benefits as a result of audit settlements in the current fiscal year. For the Prior Year YTD Period, income tax expense was $38.5 million, resulting in an effective tax rate of 34.7%.

Net Income Attributable to Noncontrolling Interest. Net income attributable to noncontrolling interest, which represents the minority interest portion of subsidiaries in which we own less than 100%, increased $1.5 million and $3.3 million for the Third Quarter and Year To Date Period, respectively, compared to the comparable periods of the prior fiscal year. This increase is a result of increased net income related to our less than 100% wholly-owned subsidiaries with a substantial portion of this increase attributable to the net income related to one of our watch assembly facilities.

Net Income Attributable to Fossil, Inc. Third Quarter net income attributable to Fossil, Inc. increased by 93.2% to $68.2 million, or $1.00 per diluted share, inclusive of an unfavorable $0.05 per diluted share impact related to the stronger U.S. dollar. Net income of $158.5 million, or $2.33 per diluted share, for the Year To Date Period represented a 129.1% increase compared to the $69.2 million, or $1.03 per diluted share, earned during the Prior Year YTD Period. Net income for the Year To Date Period included net foreign currency losses of $0.07 per diluted share.

2010 Net Sales and Earnings Estimates. For the fourth quarter of fiscal 2010, we expect reported net sales to increase in a range of 21% to 23%, with constant dollar sales increases in a similar range. Fourth quarter fiscal 2010 diluted earnings per share are expected to be in a range of $1.26 to $1.30. This range includes an unfavorable currency impact, net of hedging activities, of approximately $0.02 per diluted share due to a stronger U.S. dollar in comparison to the prior year fourth quarter. Our fourth quarter guidance includes a $0.04 benefit resulting from our common share buyback. Conversely, as a result of our increasing share price we expect additional dilution related to common stock equivalents to negatively impact fourth quarter earnings per share by approximately $0.01. This guidance results in fiscal year 2010 diluted earnings per share in a range of $3.59 to $3.63 in comparison to fiscal year 2009 actual diluted earnings per share of $2.07. Our forward guidance is based upon the current prevailing rate of the U.S. dollar as compared to other foreign currencies for countries in which we operate.

Liquidity and Capital Resources

Historically, our general business operations have not required substantial cash during the first several months of our fiscal year. Generally, starting in the second quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our quarterly cash requirements are also impacted by the number of new stores we open, other capital expenditures and the amount of any discretionary stock repurchases we make. Our cash and cash equivalent balances as of the end of the Third Quarter amounted to $362.2 million in comparison to $298.0 million at the end of the Prior Year Quarter and $405.2 million at the end of fiscal year 2009.

Net cash provided by operating activities of $42.5 million was more than offset by cash used in investing and financing activities of $33.1 million and $59.1 million respectively, resulting in a $43.0 million decrease in cash and cash equivalents since the end of fiscal year 2009. Operating activities consisted of net income of $165.2 million, favorable non-cash activities of $61.4 million, partially offset by unfavorable decreases in working capital of $184.0 million. Investing activities were primarily driven by $32.0 million in capital expenditures. Financing activities were principally comprised of $77.1 million of common stock repurchases, partially offset by a $16.4 million favorable impact resulting from the exercise of stock options. Foreign exchange rate translations increased cash and cash equivalents by $6.6 million. Accounts receivable increased by 40.1% to $258.4 million at the end of the Third Quarter compared to $184.5 million at the end of the Prior Year Quarter, primarily due to an increase in wholesale shipments during the Third Quarter versus the Prior Year Quarter. Days sales outstanding for our wholesale segments for the Third Quarter was 57 days in comparison to 56 days in the Prior Year Quarter. Inventory at the end of the Third Quarter was $388.3 million, representing an increase of 38.9% from the Prior Year Quarter inventory balance of $279.6 million.

During the Third Quarter, we completed the $20 million share buyback approved by our Board of Directors during the second quarter of fiscal 2010 by investing approximately $8.8 million to repurchase approximately 235,000 shares of our common stock. Additionally, in August 2010, we entered into a 10b5-1 plan for the purpose of purchasing $130 million of our outstanding common stock pursuant to the authorization by our Board of Directors of a $750 million common stock repurchase program expiring in December 2013. We completed the repurchase of all $130 million of common stock, representing 2.4 million shares, under this initial 10b5-1 plan as of November 4, 2010, with approximately $57.1 million, or 1.1 million shares, being purchased during the Third Quarter.

At the end of the Third Quarter, we had working capital of $816.6 million compared to working capital of $624.6 million at the end of the Prior Year Quarter and approximately $4.0 million of outstanding short-term borrowings, primarily related to our Japanese revolving line of credit. We had no outstanding borrowings under our $100 million U.S. Short-Term Revolving Credit Facility (the “Revolver”) with Wells Fargo Bank, N.A. at the end of the Third Quarter. Amounts outstanding under the Revolver bear interest at our option of (i) the lesser of (a) the higher of the prime rate (3.25% at the end of the Third Quarter) plus 1.5%, or 3%, or (b) the maximum rate allowed by law or (ii) the London Interbank Offer Rate (“LIBOR”), base rate (0.35% at the end of the Third Quarter) plus 0.75%. The Revolver is secured by 65% of the issued and outstanding shares of certain of our subsidiaries pursuant to a Stock Pledge Agreement and requires the maintenance of net worth, quarterly income, working capital and certain financial ratios. The Revolver expires November 17, 2010 and allows for an increase from $100 million to $200 million upon our request and approval of Wells Fargo. We are currently working on an extension of the Revolver through December 31, 2010 as we negotiate a new credit facility with Wells Fargo. Available borrowings under the Revolver are reduced by amounts outstanding under open letters of credit, and by amounts outstanding under foreign-based borrowing arrangements. We also maintain a 300 million Yen short-term credit facility in Japan (“Japan Facility”), bearing interest at the short-term prime rate (1.475% at the end of the Third Quarter). The Japan Facility expires December 18, 2010. At the end of the Third Quarter, we had approximately $3.6 million of outstanding borrowings under our Japan Facility. We had no outstanding borrowings under the Revolver, however, we had $37.1 million of outstanding letters of credit at October 2, 2010 that reduce amounts available under the Revolver. We were in compliance with all debt covenants related to our credit facilities.

At the end of the Third Quarter, our wholly-owned subsidiary, Fossil Group Europe, Gmbh, had outstanding long-term borrowings, in the form of a term note, of $3.7 million. This note has a variable interest term with an interest rate at the end of the Third Quarter of 2.0% with interest payments due quarterly. This note requires minimum principal payments of 100,000 Swiss Francs each year with no stated maturity and no penalties for early termination.

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

As a multinational enterprise, we are exposed to changes in foreign currency exchange rates. Our most significant foreign currency risks relate to the Euro, and to a lesser extent, the British Pound, the Swiss Franc, the Australian Dollar, Canadian Dollar, Japanese Yen, Mexican Peso, Malaysian Ringgit, Singapore Dollar and Swedish Krona as compared to the U.S. dollar. Due to our vertical nature whereby a significant portion of goods are sourced from our owned facilities, the foreign currency risks relate primarily to the necessary current settlement of intercompany inventory transactions. We employ a variety of operating practices to manage these market risks relative to foreign currency exchange rate changes and, where deemed appropriate, utilize foreign currency forward contracts. These operating practices include, among others, our ability to convert foreign currency into U.S. dollars at spot rates and to maintain U.S. dollar pricing relative to sales of our products to certain distributors located outside the U.S. The use of foreign currency forward contracts allows us to offset exposure to rate fluctuations because the gains or losses incurred on the derivative instruments will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. We use derivative instruments only for risk management purposes and do not use them for speculation or for trading. There were no significant changes in how we managed foreign currency transactional exposure in the Third Quarter and we do not anticipate any significant changes in such exposures or in the strategies we employ to manage such exposure in the near future.

At the end of the Third Quarter, we had outstanding foreign exchange contracts to sell 121.0 million Euro for approximately $160.7 million, expiring through March 2012, 7.9 million British Pounds for approximately $12.5 million, expiring February 2011, 4.2 billion Japanese Yen for approximately $47.3 million, expiring through September 2012, 25.3 million Australian Dollars for approximately $22.3 million, expiring through March 2012, 37.6 million Mexican Pesos for approximately $2.9 million, expiring through May 2011, and 10.6 million Canadian Dollars for approximately $10.2 million, expiring through October 2011. If we were to settle our Euro, British Pounds, Japanese Yen, Australian Dollar, Mexican Peso and Canadian Dollar based contracts at October 2, 2010, the net result would have been a net loss of approximately $8.0 million, net of taxes.

At the end of the Third Quarter, a 10% unfavorable change in the U.S. dollar strengthening against foreign currencies to which we have balance sheet transactional exposures, would have reduced net pre-tax income by $14.0 million. The translation of the balance sheets of our foreign-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. At the end of the Third Quarter, a 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would have reduced consolidated stockholders’ equity by approximately $39.1 million. In our view, these hypothetical losses resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position, results of operations or cash flows.

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

Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective at the reasonable assurance level as of October 2, 2010.

Changes in Internal Control over Financial Reporting

During the Third Quarter we implemented an enterprise resource planning system from SAP AG in our United Kingdom subsidiary that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of shares of our common stock during the fiscal quarter ended October 2, 2010:

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan		(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
July 4, 2010 - July 31, 2010	235,333	(2)	$37.58	235,333	(2)	$0
August 1, 2010 - August 28, 2010	0		$0	0		$30,000,000
August 29, 2010 - October 2, 2010	1,111,400		$51.41	1,111,400		$722,868,161

Total	1,346,733			1,346,733

(1)	On February 16, 2010, we announced that our Board of Directors had approved the repurchase of up to $20 million of our common stock. On July 27, 2010, we completed the repurchase of our common stock up to the $20 million authorized. On August 9, 2010 and August 30, 2010, we announced that our Board of Directors had approved the repurchase of up to $30 million and $750 million, respectively, of our common stock. The table reflects purchases made during our fiscal third quarter based on the settlement date of the stock purchase. In our previous reports on Form 10-Q, we reported purchases in this table based on the trade date of the stock purchase, rather than the settlement date. The settlement date is generally three trading days following the trade date.
(2)	Includes 37,000 shares that we reported in our Form 10-Q for the quarter ended July 3, 2010 based on the trade date.

Item 6.	Exhibits

(a)	Exhibits

3.1	Third Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 8-K filed on May 25, 2010).

3.2	Third Amended and Restated Bylaws of Fossil, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Report on Form 8-K filed on May 25, 2010).

31.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101(2)	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2010, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.

(1)	Filed herewith.
(2)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOSSIL, INC.

November 12, 2010	/S/ MIKE L. KOVAR
Mike L. Kovar
Executive Vice President, Chief Financial Officer and Treasurer (Principal financial and accounting officer duly authorized to sign on behalf of Registrant)

EXHIBIT INDEX

Exhibit Number	Document Description

3.1	Third Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 8-K filed on May 25, 2010).

3.2	Third Amended and Restated Bylaws of Fossil, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Report on Form 8-K filed on May 25, 2010).

31.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101(2)	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2010, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.

(1)	Filed herewith.
(2)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.