Form 10-K
period 2011-01-01
FOSSIL INC
filed 2011-03-02
CIK 883569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 1, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock, $0.01 par value per share (the “Common Stock”), held by non-affiliates of the registrant, based on the last sale price of the Common Stock as reported by the NASDAQ Global Select Market on July 2, 2010, was $1,879,076,566. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of February 25, 2011, 67,923,151 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be furnished to shareholders in connection with its 2011 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

FOSSIL, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 1, 2011

In this Form 10-K, references to “we,” “our,” and the “Company” refer to Fossil, Inc. and its subsidiaries on a consolidated basis.

PART I

Item 1.	Business

General

We are a global design, marketing and distribution company that specializes in consumer fashion accessories. Our principal offerings include an extensive line of men’s and women’s fashion watches and jewelry, handbags, small leather goods, belts, sunglasses, shoes, soft accessories and clothing. In the watch and jewelry product categories, we have a diverse portfolio of globally recognized owned and licensed brand names under which our products are marketed. Our products are distributed globally through various distribution channels, including wholesale in countries where we have a physical presence, direct to the consumer through our retail stores and commercial websites and through third-party distributors in countries where we do not maintain a physical presence. Our products are offered at varying price points to service the needs of our customers, whether they are value-conscious or luxury oriented. Based on our extensive range of accessory products, brands, distribution channels and price points, we are able to target style-conscious consumers across a wide age spectrum on a global basis.

Domestically, we sell our products through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, owned retail and factory outlet stores, mass market stores, owned and affiliate internet sites and through our FOSSIL® catalogs. Our broadly based wholesale customer base includes retailers such as Neiman Marcus, Nordstrom, Saks Fifth Avenue, Macy’s, Dillard’s, JCPenney, Kohl’s, Sears, Wal-Mart and Target. We also sell our products in the United States (“U.S.”) through a network of Company-owned stores, which included 121 retail stores located in premier retail sites and 70 outlet stores located in major outlet malls as of January 1, 2011. In addition, we offer an extensive collection of our FOSSIL brand products through our catalogs and at www.fossil.com, as well as proprietary and licensed watch and jewelry brands through other managed and affiliate websites.

Internationally, our products are sold to department stores, specialty retail locations, and specialty watch and jewelry stores in over 120 countries worldwide through 23 Company-owned foreign sales subsidiaries and through a network of over 60 independent distributors. Our products are distributed in Africa, Asia, Australia, Europe, Central and South America, Canada, the Caribbean, Mexico, and the Middle East. Our products are offered on airlines, cruise ships, international Company-owned websites and in international Company-owned retail stores, which included 138 accessory retail stores, 9 multi-brand stores, 3 clothing stores and 23 outlet stores in select international markets as of January 1, 2011. Our products are also sold through licensed and franchised FOSSIL retail stores, retail concessions operated by us and kiosks in certain international markets, as well as our websites in certain countries.

We are a Delaware corporation formed in 1991 and are the successor to a Texas corporation formed in 1984. In 1993, we completed an initial public offering of 13,972,500 shares of our common stock, as adjusted for four three-for-two stock splits to date. Domestically, we conduct a majority of our operations through Fossil Partners, L.P., a Texas limited partnership formed in 1994 of which we are the sole general partner. We also conduct operations domestically and in certain international markets through various owned subsidiaries. Our principal executive offices are located at 2280 N. Greenville Avenue, Richardson, Texas 75082, and our telephone number at such address is (972) 234-2525. Our European headquarters is located in Basel, Switzerland and our Far East headquarters is located in Hong Kong. Our common stock is traded on the NASDAQ Global Select Market under the trading symbol FOSL. We make available free of charge through our website at www.fossil.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports. You may also obtain any materials we file with, or furnish to, the U.S. Securities and Exchange Commission (the “SEC”) on its website at www.sec.gov.

Business segments

Our operations and financial reporting are primarily divided into four distinct segments: (i) the North America Wholesale segment; (ii) the Europe Wholesale segment; (iii) the Asia Pacific Wholesale segment; and (iv) the Direct to Consumer segment, which includes our Company-owned retail stores, our catalogs and e-commerce activities. Within the wholesale segments of our business, we generally sell to retailers in those countries in which we have a physical presence as well as to distributors in countries where we do not have a physical presence. Except to the extent that differences between operating segments are material to an understanding of our business taken as a whole, the description of our business in this report is presented on a consolidated basis. Corporate expenses include certain administrative, legal, accounting, technology support costs, equity compensation costs, payroll costs attributable to executive management and amounts related to intercompany eliminations that are not allocated to the various segments. For financial information about our operating segments and geographic areas, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Part II, Item 7 and Note 17—Major Customer, Segment and Geographical Information to our Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Business strengths

We believe that we have several business strengths which allow us to differentiate ourselves and achieve our key operating and financial goals. These business strengths include:

Brand strength. We believe a brand’s image, individuality, consistency and connection with its customers is paramount in building and sustaining the brand. We believe that our FOSSIL brand name is recognized on a global basis as a vintage-inspired aspirational lifestyle brand with a focus on fashion accessories. The FOSSIL brand has developed from its origin as a watch brand to encompass other accessory categories, including handbags, belts, small leather goods, jewelry, soft accessories, sunglasses, clothing and shoes. We believe the FOSSIL brand is one of our most valuable assets, serves as a foundational piece of our business and remains very marketable across product lines, geographic areas and distribution channels. Since our inception in 1984, we have continued to develop, acquire or license other nationally or internationally recognized brand names, such as ADIDAS®, BURBERRY®, DIESEL®, DKNY®, EMPORIO ARMANI®, MARC® BY MARC JACOBS™, MICHELE®, MICHAEL KORS®, RELIC® and ZODIAC®, in order to appeal to a wide range of consumers. Our industry is highly competitive and subject to changing preferences in style, taste and price points. The success of our business model depends upon offering a wide range of branded products that appeal to the various tastes and fashion preferences of our customers. We must also maintain the relevance of these products by continually anticipating customer needs and desires as they relate to both the brands and categories of product we offer. We have teams of designers and product specialists assigned to each of our brands. The objectives of these designers and brand specialists are to immerse themselves in their assigned brand and product area, identify their customers’ preferences, interpret global fashion trends and develop style-right offerings to generate volume purchasing. By owning the vast majority of our global distribution, we are also able to create and execute consistent pricing strategies and brand image presentations that protect and enhance our proprietary brands and those of our licensors.

Licensing strength. Since 1997, we have attracted highly recognized and respected brand names to license within our watch and jewelry portfolios. We believe we attract such quality brands due to our ability to provide them with access to our global design, production, distribution and marketing infrastructure. As a result of our vertical integration, we, unlike many of our competitors, can offer an integrated solution to launch or increase an accessory category presence on a worldwide basis in a consistent, timely and focused manner. All of our major licensing relationships are exclusive to us and the licensors, which substantially minimizes risks to the licensor associated with dealing with multiple licensees in different geographic regions. Additionally, in order to develop a broader relationship and maintain brand consistency across the accessory categories, we have broadened our infrastructure, allowing us to expand our licensing activities to products beyond the watch category, including our DIESEL, DKNY and EMPORIO ARMANI jewelry product lines.

Breadth of brands and price points. Through the multiple brands we distribute, we have developed a broad spectrum of retail price points. Within our watch collections, retail price points vary from approximately $7 in the mass market channel up to retail price points of $2,445 in the luxury distribution channel, although the majority of our collections focus on price points ranging from $50 to $600. The breadth of our brands allows us to anchor a brand to a given price point range and distribution channel, thereby maintaining a consistent brand image while focusing on the quality/value relationship important to the customer and not diluting the brand through overlapping distribution channels. The breadth of price points allows us to cater to various age and income groups while continuing to participate in sales consistently, regardless of a shift in income or the price/value preferences of our customers.

International penetration. Since our initial public offering in 1993, we have continued to extend our reach beyond the U.S. by forming and acquiring internationally-based subsidiaries, licensing and developing internationally recognized brands and investing in the growth of our business within many major countries of the world. For fiscal year 2010, 52.9% of our wholesale net sales and 49.3% of our total net sales were generated outside of the U.S.

Breadth of distribution channels. Our products are sold through multiple distribution channels including department stores, specialty retail stores, specialty watch and jewelry stores, mass market stores, sport stores, cruise ships, airlines, owned-retail, licensed and franchised FOSSIL stores, retail concessions operated by us, business to business, the Internet and our catalogs. As we continue to expand our presence in existing distribution channels and add new distribution channels, as well as develop new product lines and expand our geographic reach, our revenues become less dependent on any one product, brand, distribution channel or geographic region. Our owned-retail, Internet and catalog venues allow us to enhance the related brand image by offering a targeted message to the customer, showcasing the array of product availability, influencing the merchandising and presentation of the products and testing new product introductions.

In-house creative team. Since our inception, we have developed a talented pool of creative individuals who design our retail stores, websites, products, packaging, graphics, presentation displays and marketing materials, allowing us to deliver a unique and cohesive style and image for each of our brands. We believe our emphasis on constant innovation and distinctive design has made us a leader in the branded accessory category. The breadth of talent and vertical integration of our design teams allows us to minimize the need for, and associated expense of, outside creative talent and advertising agencies.

International sourcing. The vast majority of our products are sourced internationally. Most watch product sourcing from Asia is coordinated through our Hong Kong subsidiary Fossil (East) Limited (“Fossil East”), which we acquired in 1993. During 2010, approximately 71% of our non-Swiss made watch production was assembled through wholly or majority owned factories. This vertical integration of our business allows for better flow of communication, consistent quality, product design protection and improved supply chain speed, while still allowing us to utilize non-owned production facilities for their unique capabilities and to cover production needs over internal capacities. Establishing our watch assembly facilities near the component manufacturers also allows us to operate a more efficient supply chain. We have also been successful in leveraging our jewelry production needs through our watch assembly factory infrastructure. Our other accessory, clothing and shoes products are purchased from third-party manufacturers with whom we have long-standing relationships and, in the case of our leathers business, we typically represent a meaningful portion of their businesses.

Operating cash flow. Our business model has historically generated strong operating cash flows, including $209.2 million in fiscal year 2010, and $584.1 million and $864.5 million over the past three years and five years, respectively. This strong cash flow has allowed us to operate at low debt levels while funding capital expenditures, owned retail store growth, product line expansions and common stock buy back programs.

Information systems. Operating and managing a global company requires sophisticated and reliable management information systems to assist in the planning, order processing, production and distribution functions and accounting of each relevant business. In 2003, we implemented a SAP Enterprise Resource

Planning system in the U.S. and have rolled this system out to our larger international subsidiaries. For many of our subsidiaries which do not currently demand the complexity of the SAP solution, we have implemented Microsoft’s Dynamics Navision Enterprise Resource Planning System (“Navision”). Additionally, in 2009 we upgraded our e-commerce platform to an IBM mainframe system and have continued to invest in our e-commerce infrastructure, which will allow us to leverage the success of our U.S.-based web business across many of the countries where we currently distribute products. We have also implemented SAP’s Retail Merchandise Planning and an SAP point-of-sale system to improve our ability to manage our growing owned-retail stores globally. In addition, we are implementing a Customer Relationship Management system that will allow us to significantly increase our ability to communicate with our customers and increase the efficiency of our marketing activities. We believe these systems allow us to gain better insight into our businesses in real-time on a global basis, assist us in meeting the needs of our customers in a professional and timely manner and provide a scalable infrastructure to accommodate further growth. Our company’s products are principally distributed from three primary warehouses, one located in Texas, near our headquarters, one located in southern Germany and the other located in Hong Kong. Our Texas and German facilities utilize sophisticated automated material handling equipment and software designed to improve accuracy, speed and quality in our warehousing operations.

Growth Strategy

In order to expand our global market share in a profitable manner, we continually establish and implement business initiatives that we believe will build brand equity, increase revenues and improve profitability. Our key operating and financial goals are as follows:

Extend product categories of existing brands. We frequently introduce new accessory product categories within our existing proprietary and licensed brands to further leverage our branded portfolio. For example, we introduced jewelry collections under the DIESEL, DKNY, EMPORIO ARMANI and FOSSIL brands after first establishing a market for the brands in watches. Additionally, we have leveraged the FOSSIL brand name with the introduction in 2007 of soft accessories such as hats, gloves and scarves, men’s shoes in late 2008 and women’s shoes in 2009.

Introduce new brands. We have introduced new brands through the development or acquisition of proprietary brands and licensing agreements related to recognizable global fashion brands to attract a wide range of consumers with differing tastes and lifestyles. For example, our current portfolio of proprietary and licensed watch brands allows us to compete for market share from the luxury branded market to the mass market level. Additionally, we licensed the ADIDAS brand to gain a greater market share of watches sold through sporting goods channels and to sports-minded consumers.

Expand international business. Since our initial public offering in 1993, international expansion has been a key driver in our long-term growth strategy. We have continued to increase our penetration of the international market by building brand name recognition, broadening the selection of merchandise through existing distribution channels by introducing new products or brands, extending product categories under our existing portfolio of brands, purchasing former distributors to gain increased control over international businesses, establishing owned, franchised or licensed retail stores, expanding into retail concessions operated by us and entering new geographic markets through owned subsidiary or distributor relationships. For example, in 2005, we acquired our distributors in Taiwan and Sweden and, in 2006, we acquired the assets of our distributor in Mexico and formed a distribution subsidiary in Shanghai, China. In 2007, we also formed distribution subsidiaries in India and South Korea, replacing former distribution partners that serviced those markets for us previously.

Leverage existing infrastructure. We have built our design, marketing, assembly and distribution infrastructure to allow us to manage and grow our businesses. As we continue to develop additional products, acquire or license additional brands and seek additional businesses and products to complement our existing product lines, we believe we will be able to leverage our infrastructure and continue to increase the efficiency of our operations over the long-term.

Expand retail locations. Historically, we have expanded our Company-owned retail and outlet locations each year. Distribution through our Company-owned retail stores has allowed us to raise awareness of the FOSSIL brand and showcase a broad assortment of FOSSIL branded products in a warm and inviting atmosphere. Our FOSSIL retail stores, combined with our FOSSIL branded catalogs and website, have continued to build brand equity, present a consistent brand image, influence the merchandising and presentation of our products at other retailers and have allowed us to test new product categories and designs. With the level of awareness we have achieved for the FOSSIL brand worldwide and the expansion of product categories offered under the brand, we have been able to accelerate our FOSSIL retail store growth. Of the 364 Company-owned retail stores open as of January 1, 2011, 348 of these stores are FOSSIL branded stores. We plan to open approximately 80 to 85 additional FOSSIL branded stores in 2011, depending upon available retail locations and lease terms that meet our requirements. We expect to close approximately 26 to 28 stores in fiscal year 2011. The majority of these new store openings will be our full-price accessory concept at locations both inside the U.S. and internationally.

Operating strategy

Fashion orientation and design innovation. We are able to market our products to consumers with differing tastes and lifestyles by offering a wide range of brands and product categories at varying price points. We attempt to stay abreast of emerging fashion and lifestyle trends affecting accessories and clothing, and we respond to these trends by making adjustments in our product lines several times each year. We differentiate our products from those of our competitors principally through innovations in fashion details, including variations in both the materials and treatments used for dials, crystals, cases, straps and bracelets for our watches, and innovative treatments and details in our other accessories.

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

Captive suppliers. The two entities that assemble or source the majority of our Asia watch production volume are majority-owned by us. In addition, although we do not have long-term contracts with our unrelated accessory manufacturers, we maintain long-term relationships with several manufacturers. These relationships have developed due to the number of years that we have been conducting business with and visiting the same manufacturers and because of the small amount of turnover in the employees of our manufacturers. We believe that we are able to exert significant operational control with regard to our principal watch assemblers because of our level of ownership and long standing relationships. In addition, we believe that the relative size of our business with non-owned watch manufacturers gives us priority within their production schedules. Furthermore, the manufacturers understand our quality standards, which allows us to produce quality products and reduce the delivery time to market, improving overall operating margins.

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

Centralized distribution. We distribute substantially all of our products sold in North America from our warehouse and distribution centers located in Texas. In Europe, we distribute our products primarily through our warehouse and distribution center located in Germany. In Asia, we primarily distribute our products through our distribution warehouse located in Hong Kong and through smaller distribution warehouses in those countries where we maintain a physical presence. We believe our centralized distribution capabilities in the U.S. and Europe enable us to reduce inventory risk, increase flexibility in meeting the delivery requirements of our customers and maintain cost advantages as compared to our competitors.

Industry overview

Watch products

We believe that the current market for watches generally can be divided into four segments. One segment of the market consists of fine watches characterized by internationally known brand names such as Audemars Piguet, Cartier, Omega, Patek Philippe, Piaget and Rolex. Watches offered in this segment are usually made of precious metals or stainless steel and may be set with precious gems. These watches are almost exclusively manufactured in Switzerland and are sold by trade jewelers and in the fine jewelry departments of better department stores and other purveyors of luxury goods at retail prices ranging from $3,000 to in excess of $10,000. A portion of our MICHELE line competes in this market. A second segment of the market consists of fine premium branded and designer watches produced in Switzerland and the Far East such as Gucci, Movado, Raymond Weil, Seiko, Tag Heuer and Tissot. These watches are sold at retail prices generally ranging from $495 to $3,000. Our BURBERRY, EMPORIO ARMANI, MARC BY MARC JACOBS, MICHELE and ZODIAC lines generally compete in this market segment. A third segment of the market consists of watches sold by mass marketers, which typically consist of digital and analog watches manufactured in the Far East. Well known brands in this segment include Armitron, Casio and Timex. Retail prices in this segment range from $7 to $55. We compete in this segment through the design and production of private label watch products for Wal-Mart and Target.

The fourth segment of the market consists of moderately priced watches characterized by contemporary fashion and well known fashion brand names. Moderately priced watches are typically produced in Japan, China or Hong Kong and are sold by department stores and specialty stores at retail prices ranging from $45 to $550. This market segment is targeted by us with our FOSSIL and RELIC lines and by our principal competitors, including the companies that market watches under the Anne Klein II, Guess?, Kenneth Cole and Swatch brand names, whose products attempt to reflect emerging fashion trends in accessories and clothing. Our DKNY, DIESEL, MARC BY MARC JACOBS and MICHAEL KORS lines generally compete in this segment as well. We compete in the sports specialty area of this segment with our ADIDAS line of women’s and men’s sport timepieces. We believe that a number of consumers regard branded fashion watches, not only as time pieces, but also as fashion accessories, and that has historically resulted in consumers owning multiple watches that may differ significantly in terms of style, features and cost.

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

Moderately priced fashion accessories are typically marketed in department stores and are characterized by contemporary fashion and well known brand names at reasonable price points, such as our FOSSIL and RELIC brands. We currently offer small leather goods, handbags, belts, eyewear and soft accessories for both men and women through department stores and specialty retailers in the moderate to upper-moderate price ranges. Our competitors in this market include companies such as Coach, Guess?, Nine West, Kenneth Cole and Liz Claiborne. In addition, we currently offer fashion jewelry sold under the DIESEL, DKNY, EMPORIO ARMANI, FOSSIL and RELIC brands.

Clothing

In 2000, we introduced a line of FOSSIL clothing that is distributed exclusively through Company-owned retail stores, www.fossil.com and through our FOSSIL catalogs. Selling through Company-owned distribution channels allows us to more effectively manage visual presentation, information feedback, inventory levels and operating returns. The clothing line is focused on the casual lifestyle of the savvy consumer who is youthful in their approach to life and is not tied to any one demographic or age. The clothing line consists primarily of jeans, tee shirts and vintage-inspired fashion clothing. The suggested retail selling price of the clothing line is comparable to that of major competitors like American Eagle Outfitters and J. Crew. We have leveraged our existing graphic and store design infrastructure to create a unique, inviting and welcoming environment rich in details of design, product and merchandising to appeal to the consumers’ sense of discovery.

Shoes

In late 2008, we launched our line of FOSSIL men’s shoes through our FOSSIL website. In the spring of 2009, we launched the men’s line into a select number of department store doors in the U.S. and Germany. In the fall of 2009, we launched our women’s shoe line in select department stores, specialty stores, Company-owned retail stores and www.fossil.com. We currently offer a select assortment of each line through certain Company-owned retail stores and select third-party retailers. Our shoe line consists of modern details and vintage inspiration crafted from full grain leather, nubuck and suede. The shoe line includes sport sneakers, authentic casuals and dress classics with a modern touch for men and fashionable flats, heels, wedges and boots for women. The competitors for our men’s shoe line include Cole Haan, Johnston & Murphy, Lacoste and Kenneth Cole. The competitors for our women’s shoe line include Frye, Coach and Lucky Brand.

Products

We design, develop, market and distribute fashion accessories, including clothing, belts, handbags, jewelry, small leather goods, sunglasses, soft accessories and watches under proprietary and licensed brand names. Additionally, we manufacture or distribute private label brands as well as branded products we purchase for resale in certain of our non-FOSSIL retail stores. The following table sets forth certain information with respect to the breakdown of our net sales and percentage of growth between proprietary, licensed and other brands within our wholesale and direct to consumer distribution channels for the fiscal years indicated (in millions, except for percentage data).

	Fiscal Year Ended
	2010		2009		2008
	Dollars	% Growth	Dollars	% Growth	Dollars
Net sales
Wholesale
Proprietary	$742.7	18.9%	$624.5	(9.5)%	$689.7
Licensed	729.8	54.7	471.9	(5.7)	500.2
Other	74.9	(0.9)	75.6	(10.0)	84.0

	1,547.4	32.0	1,172.0	(8.0)	1,273.9
Direct to consumer
Proprietary	402.0	27.9	314.3	23.4	254.7
Licensed	69.7	38.0	50.5	20.2	42.0
Other	11.6	2.7	11.3	(10.3)	12.6

	483.3	28.5	376.1	21.6	309.3
Total
Proprietary	1,144.7	21.9	938.8	(0.6)	944.4
Licensed	799.5	53.0	522.4	(3.7)	542.2
Other	86.5	(0.5)	86.9	(10.0)	96.6

	$2,030.7	31.2%	$1,548.1	(2.2)%	$1,583.2

Watch products

We offer an extensive line of fashion watches under our proprietary brands and, pursuant to license agreements, under some of the most prestigious brands in the world. Sales of watches for fiscal years 2010, 2009 and 2008 accounted for approximately 69.9%, 66.0% and 66.9%, respectively, of our consolidated net sales.

Proprietary brands. The following table sets forth information about some of our proprietary brand watches:

Brand	Suggested Price Point Range	Primary Distribution Channels

FOSSIL	$65 - 225	U.S. department stores (Macy’s, Dillard’s, Belk and Nordstrom), U.S. specialty retailers (the Buckle), better European department stores (Debenhams, El Corte Ingles, Gallerias Lafayette, Harrod’s, House of Fraser, Karstadt and Printemps), better European specialty stores (Christ, Earnest Jones, Goldsmith and H. Samuel), Canadian department stores (Hudson Bay and Sears), Australian department stores (Grace Brothers and Myers), independently-owned watch and jewelry stores worldwide, www.fossil.com, our catalog and Fossil stores worldwide

MICHELE	$295 - 2,445	U.S. department stores (Neiman Marcus, Saks Fifth Avenue, Bloomingdales and Nordstrom), watch specialty stores, jewelry stores and www.michele.com

RELIC	$45 - 120	U.S. department stores (JCPenney, Kohl’s and Sears) and www.relicbrand.com

ZODIAC	$495 - 975	U.S. department stores (Nordstrom), watch specialty jewelry stores worldwide and www.zodiacwatches.com

Licensed brands. We have entered into multi-year, worldwide exclusive license agreements for the manufacture, distribution and sale of watches bearing the brand names of certain globally recognized fashion companies. The following table sets forth information with respect to certain of our licensed watch products:

Brand	Suggested Price Point Range	Expiration Date	Primary Distribution Channels

ADIDAS	$30 - 150	12/31/2012	Department stores, major sports stores, specialty retailers, jewelry stores and Adidas stores worldwide

BURBERRY	$295 - 995	12/31/2012	Department stores, specialty retailers, duty free stores worldwide and Burberry boutiques worldwide

DIESEL	$85 - 450	12/31/2015	Department stores, specialty retailers, Diesel boutiques worldwide and www.dieseltimeframes.com

DKNY	$65 - 375	12/31/2014	Department stores, jewelry stores, specialty retailers and DKNY boutiques worldwide

EMPORIO ARMANI	$145 - 645	12/31/2013	Department stores, specialty retailers, major jewelry and watch stores, Emporio Armani boutiques worldwide, duty free stores worldwide and www.emporioarmani.com

MARC BY MARC JACOBS	$125 - 500	12/31/2015	Department stores, specialty retailers and Marc by Marc Jacobs boutiques worldwide

MICHAEL KORS	$120 - 550	12/31/2015	Department stores, specialty retailers, jewelry stores, duty free stores worldwide and Michael Kors boutiques nationwide

The continuation of our material license agreements is important to the growth of our watch business. Sales of our licensed products amounted to 39.4% of our net sales for fiscal year 2010, with certain individual licensed brands accounting for a significant portion of our revenues. In fiscal year 2010, we renewed our license agreements with the owners of the DIESEL and MARC by MARC JACOBS brands. We also renewed our watch license agreement with MICHAEL KORS and added a jewelry product line to the license agreement. Additionally, we renewed our DKNY watch license and extended the term of the jewelry license.

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

Fashion accessories

In order to leverage our design and marketing expertise and our close relationships with our principal retail customers, primarily in the U.S. and Europe, we have developed a line of fashion accessories for both men and women, including handbags, belts, small leather goods, jewelry and sunglasses. We also offer a line of soft accessories including hats, gloves and scarves under the FOSSIL brand. Our handbags are made of a variety of fine leathers and other materials that emphasize classic styles and incorporate a variety of creative designs. Our small leather goods are typically made of fine leathers or other man-made materials and include items such as mini-bags, coin purses, cosmetic bags and wallets. Our jewelry lines include earrings, necklaces, rings and bracelets marketed under the EMPORIO ARMANI, DIESEL, DKNY and FOSSIL brands. FOSSIL jewelry is offered in base metal, stainless steel or sterling silver with natural and synthetic materials. DIESEL brand jewelry generally is offered in sterling silver or stainless steel with natural and synthetic materials. EMPORIO ARMANI brand jewelry is generally made of sterling silver, semi-precious stones or 18K gold. Our DKNY brand jewelry is offered in primarily stainless steel with fashion accents. Our sunglass line features optical quality lenses in both plastic and metal frames, with classic and fashion styling. Our soft accessories are made of a variety of blends consisting of natural yarns such as cotton, wool, angora and alpaca, as well as, man-made blends including acrylic, viscose and nylon. We currently sell our fashion accessories through a number of our existing major department store and specialty retail store customers, as well as, our own retail stores, www.fossil.com, other internationally-owned websites and through our catalog operations. In the U.S. and certain international markets, we generally market our fashion accessory lines through the same distribution channels as our watches using similar in-store presentations, graphics and packaging. These fashion accessories are typically sold in locations adjacent to watch departments, which may lead to purchases by persons who are familiar with our watch brands. Sales of our accessory lines for fiscal years 2010, 2009 and 2008 accounted for approximately 27.4%, 31.1% and 30.4%, respectively, of our consolidated net sales.

The following table sets forth information about our fashion accessories:

Brand	Accessory Category	Suggested Price Point Range	Primary Distribution Channel

FOSSIL	Handbags Small Leather Goods Belts Gifts Eyewear Soft Accessories Shoes	$128 - 258 $25 - 75 $25 - 50 $15 -150 $35 -150 $ 28 - 54 $48 - 328	U.S. department stores (Dillard's, Macy's, Nordstrom and Belk), specialty retailers (the Buckle), European department stores (Karstadt, El Corte Ingles, Galeries Lafayette, Christ, Debenhams and House of Fraser), Company-owned stores, our catalogs and www.fossil.com

FOSSIL	Jewelry Accessory Jewelry	$7 - 125 $22 - 95	Company-owned stores, department and jewelry stores (in each case, primarily in Europe as well as the U.S. and other select international markets), our catalogs and www.fossil.com

EMPORIO ARMANI	Jewelry	$75 - 450	Department stores, specialty retailers, major jewelry stores, Emporio Armani boutiques worldwide, duty free stores worldwide and www.emporioarmani.com

DIESEL	Jewelry	$50 -150	Department stores, domestic and international specialty retailers and Diesel retail stores worldwide

DKNY	Jewelry	$30 - 250	International department stores, specialty retailers, jewelry stores and DKNY boutiques

RELIC	Sunglasses Handbags Small Leather Goods Belts Soft Accessories	$26 $28 - 64 $20 - 36 $18 - 28 $25 - 35	U.S. department stores (JCPenney, Kohl’s and Sears) and www.relicbrand.com

Clothing

The FOSSIL clothing collection is designed for both men and women and includes jeans, outerwear, fashion tops and bottoms and tee shirts. The products’ unique vintage-inspired style, packaging and graphics capture the energy and spirit of the FOSSIL brand. As of January 1, 2011, the FOSSIL clothing collection is offered through 31 Company-owned stores located in leading malls and retail locations in the U.S and internationally. The line is also available at www.fossil.com and through our catalogs. Sales for our clothing collection for fiscal years 2010, 2009 and 2008 accounted for approximately 0.8%, 1.0% and 1.0%, respectively, of our consolidated net sales.

Shoes

In late 2008, we launched a men’s shoe line, followed by a launch of a women’s line in 2009. The shoe line includes sport court sneakers, authentic casuals, dress classics and boots with a modern touch for men and fashionable flats, heels, wedges, and boots for women. Sales for our shoe line for fiscal years 2010 and 2009 accounted for approximately 0.5% and 0.3%, respectively, of our consolidated net sales. There were no shoe line sales in 2008.

Licensed eyewear

We are party to a license agreement with the Safilo Group for the manufacture, marketing and sale of optical frames under the FOSSIL and RELIC brands in the U.S. and Canada, which provides us royalty income based on a percentage of net sales and is subject to certain guaranteed minimum royalties.

Design and development

We believe one of our key strengths is our internal creative team. Our watch, accessory and clothing products are created and developed by our in-house design staff primarily located in the U.S., Germany, Hong Kong and Switzerland. When developing products under our various licensed brands, we often coordinate our efforts with our licensors’ design teams to provide for a more fluid design approval process and to fully incorporate the image of the respective brand into the product. Product design ideas are drawn from various sources and are reviewed and modified by the design staff to ensure consistency with our existing product offerings and the themes and images associated with our brands. Senior management is actively involved in the design process.

In order to respond effectively to changing consumer preferences, we attempt to stay abreast of emerging lifestyle and fashion trends affecting accessories and clothing. In addition, we attempt to take advantage of the constant flow of information from our customers and our retail stores and websites regarding the retail performance of our products. We review weekly sales reports provided by a substantial number of our customers containing information with respect to sales and inventories by product category and style. Once a trend in the retail performance of a product category or style has been identified, the design and marketing staffs review their product design decisions to ensure that key features of successful products are incorporated into future designs. Other factors having an influence on the design process include the availability of components, the capabilities of the factories that will manufacture the products and the anticipated retail prices and profit margins for the products. Our creative teams have access to our Company’s product design archives and are kept up-to-date on all the various new components, hardware and materials that become available.

We differentiate our products from those of our competitors principally by incorporating into our product designs innovations in fashion details, including variations in the materials and treatments used for dials, crystals, cases, straps and bracelets for our watches, and details and treatments in our other accessories. We also own and license proprietary technology or integrate our suppliers’ technology for certain of our watch products. In certain instances, we believe that such innovations have allowed us to achieve significant improvements in consumer acceptance of our product offerings. We believe that the substantial experience of our design staff will assist us in maintaining our current leadership position in the watch and handbag categories and in expanding the scope of our product offerings.

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

We participate in cooperative advertising programs with our major retail customers, whereby we share the cost of certain of their advertising and promotional expenses. An important aspect of the marketing process involves the use of in-store visual support and other merchandising materials, including packages, signs, posters and fixtures. Through the use of these materials, we attempt to differentiate the space used to sell our products from other areas of our customers’ stores. We also promote the use of our shop-in-shop concept for watches, jewelry, handbags, small leather goods and watch and jewelry concessions, primarily in Asia and Europe. The shop-in-shop concept involves the use of dedicated space within a customer’s store to create a brand “shop” featuring our products and visual displays. Concessions allow us to essentially operate all or a portion of the watch and jewelry department within our customers’ stores, thereby permitting us to control merchandising, inventory levels, build-out and branding decisions and, more importantly, the interaction with the end consumer. We also provide our customers with a large number of preprinted customized advertising inserts and from time to time stage promotional events designed to focus public attention on our products.

Our in-house art department designs, develops and implements all of the packaging, advertising, marketing and other promotional aspects of our products. The art staff uses computer-aided design techniques to generate the images presented on product packaging and other advertising materials. Senior management is involved in monitoring our advertising and promotional activities to ensure that themes and ideas are communicated in a cohesive manner to our target audience.

We advertise, market and promote our products to consumers through a variety of media, including catalog inserts, billboards, print media, television, cinema and the Internet. We distribute FOSSIL catalogs, which feature selected FOSSIL brand products and are produced by our in-house staff. The timing of these catalogs is generally coordinated with seasonal shopping periods and generally peak during the holiday season. The scope of the distribution of these catalogs is determined by our management based on consumer response. We believe these catalogs are a cost-effective way of enhancing the FOSSIL brand and driving sales to our retail stores, websites and wholesale customers.

Sales and customers

General. Domestically, we sell our products in retail locations in the U.S. through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, mass market stores, the Internet and through our catalogs. Our department store customers include Neiman Marcus, Belk, Saks Fifth Avenue, Bloomingdales, Nordstrom, Macy’s, Dillard’s, JCPenney, Kohl’s and Sears. We maintain sales offices in several major cities across the U.S. staffed with sales associates to assist in managing our department and specialty store accounts and employ a nationwide staff of merchandise coordinators who work with the stores to ensure that our products are displayed appropriately. We also sell certain of our watch and accessory products at Company-owned FOSSIL retail stores and outlet stores located throughout the U.S. and through our website at www.fossil.com. In addition, we sell certain of our proprietary and licensed watch products, as well as upscale watch brands of other companies, such as Citizen and Swiss Army, at our Company-owned Watch Station retail stores in the U.S. Our clothing products are sold through select Company-owned FOSSIL retail stores and through our website and catalogs. Our products are also sold through retail locations in major airports in the U.S. and on cruise ships.

Our foreign operations include a presence in Africa, Asia, Australia, Europe, Central and South America, Canada, the Caribbean, Mexico and the Middle East. We maintain subsidiary offices in Australia, Austria, Canada, China, Denmark, France, Germany, Hong Kong, India, Italy, Japan, Malaysia, Mexico, the Netherlands, New Zealand, Norway, Singapore, South Korea, Spain, Sweden, Switzerland, Taiwan and the United Kingdom. Our European headquarters is located in Basel, Switzerland and our Far East headquarters is located in Hong Kong. Internationally, our products are sold to department stores and specialty retail stores in over 120 countries worldwide through 23 Company-owned foreign subsidiaries, through a network of over 60 independent distributors, through Company-owned retail stores and websites and through licensed or franchised authorized FOSSIL retail stores and kiosks in certain international markets. Foreign distributors generally purchase products from us at uniform prices established by us for all international sales and resell them to department stores and specialty retail stores. We generally receive payment from our foreign distributors in U.S. currency. We generally do not have long-term contracts with any of our retail customers. All transactions between us and our retail customers are conducted on the basis of purchase orders, which generally require payment of amounts due to us on a net 30 day basis for most of our U.S.-based customers and up to 120 days for certain international customers. No customer accounted for 10% or more of our net sales in fiscal years 2010, 2009 or 2008.

U.S. wholesale sales. For fiscal years 2010, 2009 and 2008, U.S. wholesale sales accounted for approximately 35.9%, 30.4% and 29.9% of our net sales, respectively. In addition, in the same fiscal year periods, the aggregate sales to our 10 largest customers in the U.S. channel represented approximately 23.5%, 22.0% and 21.8% of total net sales, respectively.

International wholesale sales. During the fiscal years 2010, 2009 and 2008, international wholesale sales, including sales to third-party distributors, accounted for approximately 40.3%, 45.3% and 50.6% of net sales, respectively.

Company-owned stores. Our various retail store formats focus on creating emotional connections with our customer through an intense branding experience and personalized customer service. We strive to provide an inviting and welcoming environment for our customers that enhances our brand image and seeks brand loyalty by continually delivering innovative vintage-inspired products that meet our customers’ tastes.

Accessory Stores

In 1996, we commenced operations of full price FOSSIL accessory retail stores (“Accessory Stores”) in the U.S. in order to broaden the recognition of the FOSSIL brand name. Accessory Stores carry a full assortment of FOSSIL watches and other accessories that are generally sold at the suggested retail price. We believe this store concept presents a key growth strategy for us on a worldwide basis. As of January 1, 2011, 138 of our 230 Accessory Stores were located outside of the U.S., mainly in Europe and Asia. At the end of fiscal 2010, the average size of our Accessory Stores was 1,354 square feet, but each store can vary in size based on its geographic location. For example, our international-based stores are generally smaller in square footage than our U.S.-based stores due to smaller retail store configurations available in the market. The table below sets forth information about our Accessory Stores for the last five fiscal years:

Fiscal Year	Open At Beginning of Period	Opened During Period	Closed During Period	Open at End of Period	Total Gross Square Footage (in thousands)	Percentage Increase in Square Footage	Average Gross Square Footage Per Retail Store
2006	59	18	4	73	107.6	13.5%	1,473
2007	73	42	2	113	153.6	42.8%	1,359
2008	113	79	1	191	258.6	68.4%	1,354
2009	191	29	2	218	296.2	14.5%	1,359
2010	218	20	8	230	311.4	5.1%	1,354

Our current U.S. Accessory Stores operating model assumes a retail store size of approximately 1,200 to 1,600 square feet. Our targeted net investment to open a U.S. Accessory Store is approximately $450,000 which includes approximately $370,000 of build-out costs, net of landlord contributions, but including furniture and fixtures and $80,000 of initial inventory. Our current international Accessory Stores operating model assumes a retail store size of approximately 600 to 1,100 square feet. Our targeted net investment to open an Accessory Store in Europe is approximately $561,000 which includes approximately $425,000 of build-out costs, net of landlord contributions, but including furniture and fixtures and $136,000 of initial inventory. Our targeted net investment to open an Accessory Store in the Far East is approximately $259,000 which includes approximately $150,000 of build-out costs, net of landlord contributions, but including furniture and fixtures and $109,000 of initial inventory. Our targeted pre-tax margin, on a four-wall basis, for the first fiscal year is 15%. Our historical sales per square foot approximate $623 in our U.S. Accessory Stores, $775 in our European Accessory Stores and $693 in our Asia Pacific Accessory Stores.

Outlet Stores

In 1995, we commenced operations of FOSSIL outlet stores at selected major outlet malls throughout the U.S. We opened our first FOSSIL outlet store outside the U.S. in 2005 and, as of January 1, 2011, 23 of our 93 outlet stores are located outside of the U.S. These stores, which operate under the FOSSIL name, not only increase our brand awareness, but also enable us to liquidate excess inventory generally at significantly better prices than we would obtain through third-party liquidators. We generally discount products in these stores from 25% to 75% off the suggested retail price. The table below sets forth information about our FOSSIL outlet stores during the last five fiscal years:

Fiscal Year	Open At Beginning of Period	Opened During Period	Closed During Period	Open at End of Period	Total Gross Square Footage (in thousands)	Percentage Increase in Square Footage	Average Gross Square Footage Per Retail Store
2006	72	8	2	78	204.0	5.5%	2,616
2007	78	4	2	80	206.2	1.0%	2,577
2008	80	5	3	82	207.6	0.7%	2,532
2009	82	12	4	90	212.5	2.4%	2,361
2010	90	9	6	93	221.1	4.0%	2,377

Other Direct to Consumer

In 2000, we began offering FOSSIL brand clothing through specially designed Company-owned clothing stores. As of January 1, 2011, we operated 28 FOSSIL clothing stores in leading malls and retail locations throughout the U.S and three outside the U.S. Our clothing stores carry the full clothing line along with an assortment of certain FOSSIL watch and accessory products and shoes. In 2004, we commenced operations of our first Modern Watch Co. retail store, in both full-price and outlet locations, through which we sell certain of our proprietary and licensed brand watches, as well as watches manufactured by other companies. In 2007, we acquired the Watch Station trade name from Sunglass Hut and subsequently rebranded all Modern Watch Co. stores with the Watch Station name. As of January 1, 2011, we operated nine Watch Station stores, seven located in the U.S., including one full-price store, six outlets and two full-price stores in Asia. As of January 1, 2011, we also operated seven non-FOSSIL retail stores outside the U.S. under various names.

During 2006, we entered into an agreement with the House of Fraser, a U.K.- based department store (“HOF”), which allows us to operate the watch department in certain HOF stores. Under this agreement, we own the inventory within the HOF store, provide the labor to operate the department and pay HOF a commission on the retail watch sales generated in the stores. As of January 1, 2011, we operated the watch department in 43 HOF stores, generating net sales of approximately $12.6 million during fiscal year 2010. Although we include the net sales derived from the HOF stores in our Direct to Consumer segment, we do not include the number of locations associated with this arrangement in our retail store count.

Internet sales. In November 1996, we established our first e-commerce website with the launch of www.fossil.com. In October 2007, we launched our first e-commerce site outside the U.S. in Germany. We now operate sites in the United Kingdom, Australia and Singapore as well. Each site features a full selection of geographically appropriate FOSSIL brand products. Certain of our sites also provide customer service, company news and shareholder information. Our sites are continually updated to provide a fresh look and an easy-to-navigate interface that enhances the brand image, while allowing consumers a pleasing shopping experience or a preview of what they may find at their local store carrying the brand. Since its launch, the www.fossil.com website has been promoted consistently in support of online brand and direct sales goals. Online marketing efforts include: search/keyword marketing programs through major search partners including Google Affiliate Network, Yahoo! and MSN; online “storefront” relationships with websites such as America Online, Microsoft Network, Amazon and Yahoo!; regular e-mail communications sent using SilverPop to over one million registered consumers; product and promotional banners presented on affiliate sites through integration partners Commission Junction and Performics; and online brand initiatives in support of viral, sweepstakes and traditional brand initiatives. In support of certain seasonal initiatives, we have partnered with groups such as Tacoda, Bravo Network / Project Runway and Expedia. We have leveraged our e-commerce infrastructure by opening additional sites to support our licensed and owned brands, including www.michele.com, www.zodiacwatches.com, www.relicbrand.com, www.emporioarmaniwatches.com, and www.dieseltimeframes.com, as well as an international branding site located at http://global.fossil.com. We also leverage our e-commerce infrastructure to support a business-to-business site that allows U.S. corporate partners to access FOSSIL product assortments and catalogs.

During fiscal years 2010, 2009 and 2008, our Direct to Consumer segment, which includes sales from Company-owned stores, catalogs and e-commerce businesses, accounted for approximately 23.8%, 24.3% and 19.5% of net sales, respectively.

Catalogs. In fiscal year 2010, we distributed approximately 19.9 million FOSSIL catalogs, an increase from 10.0 million in fiscal year 2009. We typically distribute several versions of our catalog each year with a majority being distributed during our fourth quarter. We distribute our catalogs to a database of customers collected principally through our website, third-party mailing list and our Company-owned stores in the U.S. We view our catalogs as a key communication and advertising tool for the brand, further enhancing and focusing the brand image, as well as, promoting sales across all of our distribution channels.

Facilitating our wholesale distribution

We utilize an in-house sales staff and, to a lesser extent, independent sales representatives to promote the sale of our products to retail accounts. Our in-house sales personnel receive a salary and, in some cases, a commission based on a percentage of sales attributable to specified accounts. Independent sales representatives generally do not sell competing product lines and are under contracts with us that are generally terminable by either party upon 30 days prior notice. These independent contractors are primarily compensated on a commission basis.

We have developed an approach to managing the retail sales process that involves monitoring our customers’ sales and inventories by product category and style, primarily through electronic data interchange. We review weekly selling and inventory information to ensure our products are properly stocked and replenished on a timely basis. We also assist many of our customers in the conception, development and implementation of their marketing programs. We also participate in cooperative advertising programs with our major retail customers. We believe that management of the retail sales process has resulted in close relationships with our principal customers, often allowing us to influence the mix, quantity and timing of their purchasing decisions.

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

We permit the return of damaged or defective products. In addition, although we have no obligation to do so, we accept limited amounts of product returns from our customers in other instances. Accordingly, we provide allowances for the estimated amount of product returns. The allowances for product returns as of the end of fiscal years 2010, 2009 and 2008 were $62.7 million, $40.0 million and $42.2 million, respectively. We have not historically experienced returns in excess of our aggregate allowances.

Backlog

It is the practice of a substantial number of our customers not to confirm orders by delivering a formal purchase order until a relatively short time prior to the shipment of goods. As a result, the amount of unfilled customer orders includes confirmed orders and orders that we believe will be confirmed by delivery of a formal purchase order. A majority of such amounts represent orders that have been confirmed. The remainder of such amounts represents orders that we believe, based on industry practice and prior experience, will be confirmed in the ordinary course of business. Our backlog at a particular time is affected by a number of factors, including seasonality and the scheduling of the manufacture and shipment of products. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. At the end of fiscal year 2010, we had unfilled customer orders of approximately $137.8 million compared to $82.4 million and $58.9 million at the end of fiscal years 2009 and 2008, respectively.

Manufacturing

During 2010, approximately 71% of the watches we procured from the Far East were assembled through our two majority-owned entities. The remaining 29% of the watches we procured from the Far East were assembled by approximately 45 unrelated factories located primarily in Hong Kong and China, which includes almost all the production and assembly of our digital and mass market watches. Production of approximately 56% of the jewelry products we sell is sourced from one of our majority-owned entities. The remaining 44% is manufactured by approximately 20 factories located primarily in China. Although we have no ownership interest in these unrelated watch and jewelry factories, Fossil East maintains oversight and control of the supply chain from design through final delivery of the finished product as it does with the related factories. We believe substantial ownership of the assembly factories that produce a majority of our fashion watches and jewelry is critical to our operating model, as we believe this allows us to keep our designs proprietary, control the size of our production runs and vertically manage our supply chain. All of our handbags, small leather goods, belts, sunglasses, shoes and clothing product production are outsourced. We believe that our policy of outsourcing the production of these product categories allows us flexibility in selecting our suppliers while avoiding significant capital expenditures, build-ups of work-in-process inventory and the costs of managing a substantial production work force. Our Swiss-made watches are assembled primarily in three third-party factories within Switzerland.

The principal components used in the assembly of our watches are cases, crystals, dials, movements, hands, bracelets and straps. These components are obtained from a large number of suppliers located principally in China, Hong Kong, India, Italy, Japan, South Korea, Switzerland, Taiwan and Thailand. The majority of the movements used in the assembly of our watches are supplied by five principal vendors. During fiscal year 2010, one case and bracelet vendor was responsible for approximately 28% of our production of these components. No other single component supplier accounted for more than 10% of component supplies in fiscal year 2010. The principal materials used in the manufacture of our jewelry products are stainless steel, sterling silver, semi-precious stones, and natural and synthetic materials. These components are primarily obtained from the same factories that we use for our watches. Except for the one case and bracelet vendor, we do not believe that our business is materially dependent on any single component supplier.

We believe that we have established and maintain close relationships with a number of component manufacturers and assembly operations primarily located in Hong Kong, China and Switzerland. In 2010, two separate watch assembly factories, that are majority-owned by us, accounted for 34% and 37%, respectively, of our watch production. The loss of any one of these factories could temporarily disrupt shipments of certain of our watches. However, as a result of the number of component manufacturers and assembly operations from which we purchase our components and finished watches, we believe that we could arrange for the assembly of watches from alternative sources on terms that are not materially different from those currently available to us. Accordingly, we do not believe that the loss of any single assembly operation would have a material adverse effect on our business. However, our future success will generally depend upon our ability to maintain close relationships with, or ownership of, our current watch assembly factories and suppliers and to develop long-term relationships with other suppliers that satisfy our requirements for price and production flexibility.

Our products are assembled or manufactured according to plans that reflect management’s estimates of product performance based on recent sales results, current economic conditions and prior experience with manufacturing sources. The average lead time from the commitment to purchase products through the production and shipment thereof ranges from two to four months in the case of watches, leather goods, jewelry, eyewear and clothing. We believe that the close relationships, including ownership interests in some cases, we have established and maintain with our principal assembly or manufacturing sources constitute a significant competitive advantage and allow us to quickly and efficiently introduce innovative product designs and alter production in response to the retail performance of our products.

Quality control

Our quality control program attempts to ensure that our products meet the standards established by our product development staff. Samples of products are inspected by us prior to the placement of orders with factories to ensure compliance with our specifications. We also typically inspect prototypes of each product before production runs commence. The operations of our factories located in Hong Kong and China are monitored on a periodic basis by Fossil East, and the operations of our factories located in Switzerland are monitored on a periodic basis by Montres Antima SA, one of our foreign operating subsidiaries. Substantially all of our watches, jewelry and certain of our other accessories are inspected by personnel of Fossil East or by the factory prior to shipment to us. Final inspections, on a sampling basis, occur when the products are received in our distribution centers. We believe that our policy of inspecting our products at the assembly/manufacturing facility, upon receipt at our distribution facilities and prior to shipment to our customers is important to maintain the quality, consistency and reputation of our products.

Distribution

Upon completion of assembly/manufacturing, the majority of our products are shipped to one of our warehousing and distribution centers in Texas, Germany or Hong Kong, from which they are shipped to subsidiary warehouses, in the case of our Mexico, Scandinavia and Far East operations, or directly to customers in selected markets. Our centralized warehouse and distribution facilities in Texas and Germany allow us to maximize our inventory management and distribution capabilities and more readily meet the varying distribution requirements placed on us by our customers at a lower cost. Our facilities in Texas and Germany are equipped with automated material handling equipment operated by world-class software from SAP AG and Manhattan Associates. The automated equipment and operating systems, in conjunction with the continual manual sampling of our outgoing orders prior to shipment, are important in maintaining the quality, accuracy, speed and reputation of our products and distribution service.

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

Inventory control. We maintain inventory control systems at our facilities that enable us to track each product from the time it is shipped from the factory through shipment to our customers. To facilitate this tracking, a significant number of products sold by us are pre-ticketed and bar coded prior to shipment to our wholesale customers. Our inventory control systems report shipping, sales and individual stock keeping unit level inventory information. We manage the retail sales process by monitoring customer sales and inventory levels of our products by product category and style, primarily through electronic data interchange. We believe that our distribution capabilities enable us to reduce inventory risk and increase flexibility in responding to the delivery requirements of our customers. Our management believes that our electronic data interchange efforts will continue to grow in the future as customers focus further on increasing operating efficiencies. In addition, we maintain systems that are designed to track inventory movement through our Company-owned stores. Detailed sales transaction records are accumulated on each store’s point-of-sale system and polled by us.

Enterprise resource planning. We intend to continue implementing our enterprise resource planning system from SAP AG in certain of our subsidiary operations located in Europe. This software is installed on a single site platform located in our U.S. headquarters facility. The software currently supports the human resources, sales and distribution, inventory planning, retail merchandising and operational and financial reporting systems of our U.S. businesses and certain subsidiary operations in Europe. The financial, sales and distribution, inventory planning and reporting system implementations were principally completed in the U.S., Germany, France, Italy and the United Kingdom during 2003, 2004, 2005, 2008 and 2010, respectively. We expect to complete the implementation of SAP for our Switzerland operation in fiscal year 2011. The human resources and retail systems were implemented for our operations in the U.S. during 2005 and 2007, respectively. We do not believe our subsidiary sales operations in the Far East are of a size to effectively benefit from our SAP software application. However, in 2009 we implemented our SAP financial, planning and warehouse management modules in Hong Kong to provide efficiencies to further support our regional warehouse in Hong Kong and the related supply chain associated with our local country operations, including our owned retail stores throughout Asia. We have implemented Navision as our standard system throughout most of our Far East distribution and manufacturing subsidiary operations. The Navision system supports many of the same functions as our SAP system on a local country level.

Warranty and repair

Our FOSSIL watch products sold in the U.S. are covered by a limited warranty against defects in materials or workmanship for a period of 11 years from the date of purchase. RELIC watch products sold in the U.S. are covered by a comparable 12 year warranty while other watches sold in the U.S. are covered by a comparable two year limited warranty. Generally, all of our watch products sold in Canada, Europe and Asia are covered by a comparable two year limited warranty. The majority of our defective watch products returned by consumers in North America are processed at our repair facilities in Texas while defective watch products returned by consumers in Europe are processed at our repair facilities in France. We also maintain repair facilities at a majority of our subsidiaries, as well as, through our network of distributors to handle repairs which are minor in nature or are not convenient to one of our centralized repair facilities. In most cases, defective products under warranty are repaired by our personnel or distributors. We attempt to retain adequate levels of component parts to facilitate after-sales service of our watches, even after the discontinuance of specific styles. We have a component parts system that tracks the inventory of our various component replacement parts that can be utilized by our repair facilities for identifying stock levels and availability for procurement. Watch and non-watch products under warranty that cannot be repaired in a cost-effective manner are replaced by us at no cost to the customer. Sales for repairs for fiscal years 2010, 2009 and 2008 accounted for approximately 0.8%, 0.9% and 0.8%, respectively, of our consolidated net sales. The warranty liability recorded for fiscal years 2010, 2009 and 2008 was $8.5 million, $6.4 million and $4.6 million, respectively.

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

Intellectual property

Trademarks. We use the FOSSIL, RELIC, MICHELE and ZODIAC trademarks, as well as, other trademarks on certain of our watches, leather goods, clothing and other fashion accessories in the U.S. and in a significant number of foreign countries. We have taken steps to establish or provide additional protection for our trademarks by registering or applying to register our trademarks for relevant classes of products in each country where our products are sold in addition to certain foreign countries where it is our intent to market our products in the future. Each trademark is renewable indefinitely, so long as we continue to use the mark in the applicable jurisdiction and make the appropriate filings when required. We aggressively protect our trademarks and trade dress and pursue infringement both domestically and internationally. We also pursue counterfeiters both domestically and internationally through leads generated internally, as well as, through business partners worldwide. In certain cases, we track serial numbers of our products or we etch microscopic identification numbers on certain of our watches in order to identify potential customers who might be diverting product into a parallel market.

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

License agreements. A portion of our growth in sales and net income is, and is expected to continue to be, derived from the sales of products produced under licensing agreements with third-parties. Under these license agreements, we generally have the right to produce, market and distribute certain products utilizing the brand names of other companies. Our major license agreements have various expiration dates between 2012 and 2015. In fiscal year 2010, we renewed our license agreements with the owners of the DIESEL and MARC by MARC JACOBS brands. We also renewed our license agreement for MICHAEL KORS and added a jewelry product line to the license agreement. Additionally, we renewed our DKNY watch license and extended the term of the jewelry license. We currently have certain license rights to the ARMANI EXCHANGE brand and are negotiating a long-term license agreement.

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

Competition

The businesses in which we compete are highly competitive and fragmented. We believe that the current market for watches can be divided into four segments, ranging from lower price point watches that are typically distributed through mass market channels to luxury watches at higher price points that are typically distributed through fine watch departments of upscale department stores or upscale specialty watch and fine jewelry stores. Our watch business generally competes with a number of established manufacturers, importers and distributors in many of these segments, including, Armitron, Citizen, Gucci, Guess?, Kenneth Cole, LVMH Group, Movado, Raymond Weil, Seiko, Swatch, Swiss Army, TAG Heuer and Timex. In addition, our leather goods, sunglasses, jewelry and clothing businesses compete with a large number of established companies that have significantly greater experience than us in designing, developing, marketing and distributing such products. In all of our businesses, we compete with numerous manufacturers, importers and distributors who may have significantly greater financial, distribution, advertising and marketing resources than us. Our competitors include distributors that import watches, accessories and clothing from abroad, U.S. companies that have established foreign manufacturing relationships and companies that produce accessories and clothing domestically.

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

Employees

As of the end of fiscal year 2010, we employed approximately 10,500 persons, including approximately 5,700 persons employed by our foreign operating subsidiaries.

None of our domestic or foreign-based employees are represented by a trade union. However, certain European-based employees are represented by work councils, consisting of certain of the current employees who negotiate with management on behalf of all the employees. We have never experienced a work stoppage and consider our working relationship with our employees and work councils to be good.

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

The global economic environment has been challenging during the past two years. Declining real estate values, reduced lending by banks, solvency concerns of major financial institutions, increases in unemployment levels and significant volatility in the global financial markets have negatively impacted the level of consumer spending for discretionary items. This has affected our business as it is dependent on consumer demand for our products. In certain countries in which we distribute our products, we experienced a significant slowdown in customer traffic and a highly promotional environment during late 2008 and most of 2009. Although we have experienced a slight improvement in the overall economy over the last twelve months, if the economy deteriorates or slides back into a recession, there could likely be a negative effect on our revenues and earnings across most of our segments for fiscal year 2011.

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

Our success depends upon our ability to anticipate and respond to changing fashion trends and consumer preferences in a timely manner. The purchasing decisions of consumers are highly subjective and can be influenced by many factors, such as brand image, marketing programs and product design. Our success depends, in part, on our ability to anticipate, gauge and respond to these changing consumer preferences in a timely manner while preserving the authenticity and the quality of our brands. Although we attempt to stay abreast of emerging lifestyle and fashion trends affecting accessories and clothing, any failure by us to identify and respond to such trends could adversely affect consumer acceptance of our existing brand names and product lines, which in turn could adversely affect sales of our products. If we misjudge the market for our products, we may be faced with a significant amount of unsold finished goods inventory, which could adversely affect our results of operations.

The loss of any of our license agreements, pursuant to which a number of our products are produced, may result in the loss of significant revenues and may adversely affect our business.

A significant portion of our growth in sales and net income is, and is expected to continue to be, derived from the sales of products produced under license agreements with third-parties. Under these license agreements, we generally have the right to produce, market and distribute certain products utilizing the brand names of other companies. We sell products under certain licensed brands, including, but not limited to, ADIDAS, BURBERRY, DIESEL, DKNY, EMPORIO ARMANI, MARC BY MARC JACOBS and MICHAEL KORS. Sales of our licensed products amounted to 39.4% of our net sales for fiscal year 2010, with certain individual licensed brands accounting for a significant portion of our revenues. Our material license agreements have various expiration dates between 2012 and 2015. In addition, certain license agreements may require us to make minimum royalty payments, subject us to restrictive covenants or require us to comply with certain other obligations and may be terminated by the licensor if these or other conditions are not met or upon certain events. We may not be able to continue to meet our obligations or fulfill the conditions under these agreements in the future. In addition, we may be unable to renew our existing license agreements beyond the current term or obtain new license agreements to replace any lost license agreements on similar economic terms or at all. The failure by us to maintain or renew one or more of our existing material license agreements could result in a significant decrease in our sales and have a material adverse affect on our results of operations.

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

The reduction in lending by banks is having a significant negative impact on businesses around the world. Although we believe that our cash provided by operations and available borrowing capacity under our U.S. credit facility will provide us with sufficient liquidity for the foreseeable future, the impact of reduced lending on our customers, business partners and suppliers cannot be predicted and may be quite severe. The inability of our manufacturers to ship our products could impair our ability to meet delivery date requirements. A disruption in the ability of our significant customers, distributors or licensees to access liquidity could cause serious disruptions or an overall deterioration of their businesses, which could lead to a significant reduction in their future orders of our products and the inability or failure on their part to meet their payment obligations to us, any of which could have a material adverse effect on our financial condition and results of operations and liquidity.

Seasonality of our business may adversely affect our net sales and operating income.

Our quarterly results of operations have fluctuated in the past and may continue to fluctuate as a result of a number of factors, including seasonal cycles, the timing of new product introductions, the timing of orders by our customers and the mix of product sales demand. Our business is seasonal by nature. A significant portion of our net sales and operating income are generated during the third and fourth quarters of our fiscal year, which includes the “back to school” and Christmas seasons. The amount of net sales and operating income generated during the fourth quarter depends upon the anticipated level of retail sales during the Christmas season, as well as, general economic conditions and other factors beyond our control. In addition, the amount of net sales and operating income generated during the first quarter depends in part upon the actual level of retail sales during the Christmas season. The seasonality of our business may adversely affect our net sales and operating income during the first and fourth quarters of our fiscal year.

Our plan to significantly increase our store base may not be successful, and implementation of this plan may divert our operational, managerial and administrative resources, which could impact our competitive position.

Each year, we have historically expanded our store base. During fiscal year 2011, we intend to further expand our store base by opening approximately 80 to 85 new stores globally and close approximately 26 to 28 stores. Thereafter, in the near term, we plan to continue to expand our store base annually. The success of our business depends, in part, on our ability to open new stores and renew our existing store leases on terms that meet our financial targets. Our ability to open new stores on schedule or at all, to renew existing store leases on favorable terms or to operate them on a profitable basis will depend on various factors, including our ability to:

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

Certain of our warehouse and distribution facilities in the Dallas, Texas area are operated in a special purpose sub-zone established by the U.S. Department of Commerce Foreign Trade Zone Board. Although the sub-zone allows us certain tax advantages, the sub-zone is highly regulated by the U.S. Customs Service. This level of regulation may cause disruptions or delays in the distribution of our products out of these facilities. Under some circumstances, the U.S. Customs Service has the right to shut down the entire sub-zone and, therefore, our entire warehouse and distribution facilities. During the time that the sub-zone is shut down, we may be unable to adequately meet the supply requests of our customers and our Company-owned retail stores, which could have an adverse effect on our sales, relationships with our customers, and results of operations, especially if the shut down were to occur during our third or fourth quarter.

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

We also operate FOSSIL brand stores and other non-FOSSIL branded stores and have historically expanded our Company-owned accessory and outlet locations to further strengthen our brand image. As of January 1, 2011, we operated 364 stores worldwide. The costs associated with leasehold improvements to current stores and the costs associated with opening new stores could materially increase our costs of operation.

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

With respect to our license agreements, we have in the past experienced, and could again in the future experience, instances where minimum royalty commitments under these agreements exceeded royalties payable based upon our sales of such licensed products. We incurred royalty expense of approximately $109.4 million, $73.9 million and $74.9 million in fiscal years 2010, 2009 and 2008, respectively. We also have agreements in effect at the end of fiscal year 2010 which expire on various dates from December 2012 through December 2015 that require us to pay royalties ranging from 8% to 20% of defined net sales.

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

All of our clothing, shoes, sunglasses, handbags, small leather goods, belts, soft accessories and certain of our watch and jewelry products are produced by independent manufacturers. We do not have long-term contracts with these manufacturers. In addition, we face the risk that these third-party manufacturers, with whom we contract to produce our products, may not produce and deliver our products on a timely basis, or at all. As a result, we cannot be certain that these manufacturers will continue to manufacture products for us or that we will not experience operational difficulties with our manufacturers, such as reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, shortages of raw materials, failures to meet production deadlines or increases in manufacturing costs. The failure of any manufacturer to perform to our expectations could result in supply shortages for certain products and harm our business.

Access to suppliers that are not Fossil subsidiaries is not guaranteed because we do not maintain long-term contracts but instead rely on long-standing business relationships, which may not continue in the future.

The majority of our watch products are currently assembled to our specifications by our majority owned entities in China with the remainder assembled by unrelated entities. Certain of our other products are currently manufactured to our specifications by independent manufacturers in international locations, including, but not limited to, China and Hong Kong, and to a lesser extent Italy, Mexico, South Korea, Switzerland and Taiwan. We have no long-term contracts with these independent manufacturing sources and compete with other companies for production facilities. All transactions between us and our independent manufacturing sources are conducted on the basis of purchase orders. Our future success will depend upon our ability to maintain close relationships with our current suppliers and to develop long-term relationships with other suppliers that satisfy our requirements for price, quality and production flexibility. Our ability to establish new manufacturing relationships involves numerous uncertainties, including those relating to payment terms, costs of manufacturing, adequacy of manufacturing capacity, quality control and timeliness of delivery. Any failure by us to maintain long-term relationships with our current suppliers or to develop relationships with other suppliers could have a material adverse effect on our ability to manufacture and distribute our products.

If an independent manufacturer or license partner of ours fails to use acceptable labor practices, our business could suffer.

We have no control over the ultimate actions or labor practices of our independent manufacturers. The violation of labor or other laws by one of our independent manufacturers, or by one of our license partners, or the divergence of an independent manufacturer’s or license partner’s labor practices from those generally accepted as ethical in the U.S. or other countries in which the violation or divergence occurred, could interrupt or otherwise disrupt the shipment of finished products to us or damage our reputation. Any of these, in turn, could have a material adverse effect on our financial condition and results of operations. As a result, should one of our independent manufacturers or licensors be found in violation of state or international labor laws, we could suffer financial or other unforeseen consequences.

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

We face intense competition in the specialty retail, e-commerce and catalog industry. We compete primarily with specialty retailers, department stores, catalog retailers and internet businesses that engage in the retail sale of watches, accessories and clothing. We believe that the principal basis upon which we compete is the quality and design of merchandise and the quality of customer service. We also believe that price is an important factor in our customers’ decision-making processes. Many of our competitors are, and many of our potential competitors may be, larger and have greater financial, marketing and other resources than we have and therefore may be able to adapt to changes in customer requirements more quickly, devote greater resources to the marketing and sale of their products and generate greater national brand recognition than we can. This intense competition and greater size and resources of some of our competitors could have a material adverse effect on the amount of net sales we generate and on our results of operations.

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

In addition, acquired businesses may not provide us with increased business opportunities or result in the growth that we anticipate. Furthermore, integrating acquired operations is a complex, time-consuming and expensive process. Combining acquired operations with our current operations may result in lower overall operating margins, greater stock price volatility and quarterly earnings fluctuations. Cultural incompatibilities, career uncertainties and other factors associated with such acquisitions may also result in the loss of employees. Failure to acquire and successfully integrate complementary practices, or failure to achieve the business synergies or other anticipated benefits, could materially adversely affect our business, our financial condition and results of operations.

Our competitors are established companies that may have greater experience than us in a number of crucial areas, including design and distribution.

There is intense competition in each of the businesses in which we compete. In all of our businesses, we compete with numerous manufacturers, importers and distributors who may have significantly greater financial, distribution, advertising and marketing resources than us. Our competitors include distributors that import watches, accessories and clothing from abroad, U.S. companies that have established foreign manufacturing relationships and companies that produce accessories and clothing domestically. Our results of operations and market position may be adversely affected by our competitors and their competitive pressures in the watch, fashion accessory and clothing industries.

Our implementation of a new enterprise resource planning system could disrupt our computer system and divert management time.

In 2003, we began implementing an enterprise resource planning system from SAP AG, a German software company. We implemented the new enterprise resource planning system in our U.S., Germany, France, Italy and United Kingdom locations in 2003, 2004, 2005, 2008 and 2010, respectively. We intend to replace our existing enterprise resource planning systems and other principal financial systems in certain other subsidiaries located in Europe with software systems provided by SAP AG. We have implemented Navision as our standard system throughout most of our Far East distribution subsidiary operations. During 2007, we implemented this system in our principal Hong Kong office and China assembly facilities. Our current expansion plans may place significant strain on our management, working capital, financial and management control systems and staff. The failure to maintain or upgrade financial and management control systems, to recruit additional staff or to respond effectively to difficulties encountered during expansion could have a material adverse effect on our ability to respond to trends in our target markets, market our products and meet our customers’ requirements. The sustained disruption or failure of our systems due to force majeure or as part of an upgrade, conversion or other systems maintenance could result in the same adverse effects.

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

Our trademarks, patents and other intellectual property rights are important to our success and competitive position. We are devoted to the establishment and protection of our trademarks, patents and other intellectual property rights in those countries where we believe it is important to our ability to sell our products. However, we cannot be certain that the actions we have taken will result in enforceable rights, will be adequate to protect our products in every country where we may want to sell our products, will be adequate to prevent imitation of our products by others or will be adequate to prevent others from seeking to prevent sales of our products as a violation of the trademarks, patents or other intellectual property rights of others. Additionally, we rely on the patent, trademark and other intellectual property laws of the U.S. and other countries to protect our proprietary rights. Even if we are successful in obtaining appropriate trademark, patent and other intellectual property rights, we may be unable to prevent third-parties from using our intellectual property without our authorization, particularly in those countries where the laws do not protect our proprietary rights as fully as in the U.S. Because we sell our products internationally and are dependent on foreign manufacturing in China, we are significantly dependent on foreign countries to protect our intellectual property rights. The use of our intellectual property or similar intellectual property by others could reduce or eliminate any competitive advantage we have developed, causing us to lose sales or otherwise harm our business. Further, if it became necessary for us to resort to litigation to protect our intellectual property rights, any proceedings could be burdensome and costly and we may not prevail. The failure to obtain or maintain trademark, patent or other intellectual property rights could materially harm our business.

Our products may infringe the intellectual property rights of others, which may cause us to incur unexpected costs or prevent us from selling our products.

We cannot be certain that our products do not and will not infringe upon the intellectual property rights of others. We may be subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of the intellectual property rights of third-parties by us or our customers in connection with their use of our products. Any such claims, whether or not meritorious, could result in costly litigation and divert the efforts of our personnel. Moreover, should we be found liable for infringement, we may be required to enter into licensing agreements (if available on acceptable terms or at all) or to pay damages and cease making or selling certain products. Moreover, we may need to redesign or rename some of our products to avoid future infringement liability. Any of the foregoing could cause us to incur significant costs and prevent us from manufacturing or selling our products.

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

We generally purchase our products in U.S. dollars. However, we source a significant amount of our products overseas and, as such, the cost of these products may be affected by changes in the value of the currencies, including the Australian Dollar, British Pound, Canadian Dollar, Chinese Yuan, Danish Krone, Euro, Hong Kong Dollar, Indian Rupee, Japanese Yen, Korean Won, Malaysian Ringgit, Mexican Peso, Norwegian Kroner, Singapore Dollar, Swedish Krona, Swiss Franc and Taiwanese Dollar. Due to our dependence on manufacturing operations in China, changes in the value of the Chinese Yuan may have a material impact on our supply channels and manufacturing costs, including component and assembly costs. Changes in the currency exchange rates may also affect the relative prices at which we and our foreign competitors sell products in the same market. Although we utilize forward contracts to mitigate foreign currency risks (mostly relating to the Euro, British Pound, Japanese Yen, Mexican Peso, Canadian Dollar and Australian Dollar), if we are unsuccessful in mitigating these risks, foreign currency fluctuations may have a material adverse impact on our financial condition and results of operations.

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

Because we are dependent on foreign manufacturing, we are vulnerable to changes in economic and social conditions in Asia and disruptions in international travel and shipping.

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

Our business is also subject to the risks associated with U.S. and foreign legislation and regulations relating to imports, including quotas, duties, tariffs or taxes, and other charges or restrictions on imports, which could adversely affect our operations and our ability to import products at current or increased levels. We cannot predict whether additional U.S. and foreign customs quotas, duties (including antidumping or countervailing duties), tariffs, taxes or other charges or restrictions, requirements as to where raw materials must be purchased, additional workplace regulations or other restrictions on our imports will be imposed upon the importation of our products in the future or adversely modified, or what effect such actions would have on our costs of operations. For example, our products imported to the U.S. are subject to U.S. customs duties and, in the ordinary course of our business we may from time to time be subject to claims by the U.S. Customs Service for duties and other charges. Factors that may influence the modification or imposition of these restrictions include the determination by the U.S. Trade Representative that a country has denied adequate intellectual property rights or fair and equitable market access to U.S. firms that rely on intellectual property, trade disputes between the U.S. and a country that leads to withdrawal of “most favored nation” status for that country and economic and political changes within a country that are viewed unfavorably by the U.S. government. Future quotas, duties or tariffs may have a material adverse effect on our business, financial condition and results of operations. Future trade agreements could also provide our competitors with an advantage over us, or increase our costs, either of which could have a material adverse effect on our business, financial condition and results of operations and financial condition. Substantially all of our import operations are subject to:

•	quotas imposed by bilateral textile agreements between the countries where our clothing-producing facilities are located and foreign countries; and

•	customs duties imposed by the governments where our clothing-producing facilities are located on imported products, including raw materials.

Our clothing business is also subject to the effects of international trade agreements and regulations such as the North American Free Trade Agreement, and the activities and regulations of the World Trade Organization, referred to as the WTO. Generally, such trade agreements benefit our clothing business by reducing or eliminating the duties and/or quotas assessed on products manufactured in a particular country. However, trade agreements can also impose requirements that negatively impact our clothing business, such as limiting the countries from which we can purchase raw materials and setting quotas on products that may be imported into the U.S. from a particular country. In addition, the WTO may commence a new round of trade negotiations that liberalize textile trade. This increased competition could have a material adverse effect on our business, results of operations and financial condition.

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

Mr. Kosta Kartsotis, our CEO, and Mr. Tom Kartsotis, founder of the Company, each own a substantial amount of our common stock. As a result, they are in a position to significantly influence the outcome of elections of our directors, the adoption, amendment or repeal of our bylaws and any other actions requiring the vote or consent of our stockholders, and to otherwise influence our affairs.

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

Our certificate of incorporation and bylaws, as well as the General Corporation Law of the State of Delaware, contain provisions that may have the effect of discouraging a proposal for a takeover. These include a provision in our certificate of incorporation authorizing the issuance of “blank check” preferred stock; provisions in our bylaws establishing advance notice procedures with respect to certain stockholder proposals; and a provision stating that directors may be removed by the stockholders only for cause. Our bylaws may be amended by a vote of 80% of the Board of Directors, subject to repeal by a vote of 80% of the stockholders. In addition, Delaware law limits the ability of a Delaware corporation to engage in certain business combinations with interested stockholders. Finally, Messrs. Kartsotis have the ability, by virtue of their stock ownership, to significantly influence a vote regarding a change in control.

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

Company Facilities. As of the end of fiscal year 2010, we owned or leased the following material facilities in connection with our U.S. and international operations:

Location	Use	Square Footage	Owned / Leased
Dallas, Texas	Office, warehouse and distribution	517,500	Owned
Eggstätt, Germany	Office, warehouse and distribution	230,000	Owned
Richardson, Texas	Corporate headquarters	190,000	Owned
Richardson, Texas	Warehouse and distribution	138,000	Owned
Richardson, Texas	Office	131,541	Owned
Grabenstatt, Germany	Office	92,160	Owned
Basel, Switzerland	European headquarters	36,113	Owned
Hong Kong	Office, warehouse and distribution	191,986	Lease expiring in 2014
Garland, Texas	Warehouse	150,000	Lease expiring in 2014
China	Manufacturing	110,231	Lease expiring in 2013
New York, New York	General office and showroom	26,552	Lease expiring in 2016

We have entered into an Agreement of Purchase and Sale to sell three of our facilities. In a related transaction, we expect to enter into a lease agreement for approximately 535,731 square feet of office space. The buildings to be sold consist of two home office buildings in the Richardson, Texas area comprising approximately 190,000 and 132,000 square feet, respectively, and one of our warehouses comprising approximately 138,000 square feet in Richardson, Texas. We plan to consolidate all of our home office employees into a new leased building. The distribution facility to be sold is adjacent to one of our current home office buildings. We will be able to move the operations of this distribution facility into an existing 150,000 square foot distribution facility in the Dallas, Texas area that we currently have under lease. The proposed new home office lease is expected to commence, and the sale of the buildings described above is expected to close, late in the second quarter of fiscal year 2011.

We also lease certain other manufacturing and/or office, warehouse and/or distribution facilities in Atlanta, Georgia; Chicago, Illinois; Los Angeles, California; Miami, Florida; Australia; Austria; Canada; China; Denmark; France; Hong Kong; India; Italy; Japan; Malaysia; Mexico; the Netherlands; New Zealand; Norway; Singapore; South Korea; Sweden; Switzerland; Taiwan and the United Kingdom.

U.S.-based Clothing Store Facilities. As of the end of fiscal year 2010, we had 28 lease agreements for retail space at prime locations in the U.S. for the sale of our clothing line and certain of our accessory products. The leases, including renewal options, expire at various times from 2011 to 2020. The leases provide for minimum annual rentals and, in certain cases, for the payment of additional rent when sales exceed specified net sales amounts. We are also required to pay our pro rata share of the common area maintenance costs, including real estate taxes, insurance, maintenance expenses and utilities.

U.S.-based Accessory Retail Store Facilities. As of the end of fiscal year 2010, we had 93 lease agreements for retail space at prime locations in the U.S. for the sale of our full assortment of accessory products and the operation of certain of our Watch Station stores. The leases, including renewal options, expire at various times from 2011 to 2021. The leases provide for minimum annual rentals and, in certain cases, for the payment of additional rent when sales exceed specified net sales amounts. We are also required to pay our pro rata share of the common area maintenance costs, including real estate taxes, insurance, maintenance expenses and utilities.

U.S.-based Outlet Store Facilities. We lease retail space at selected outlet centers throughout the U.S. for the sale of our products and for the operation of certain of our multi-brand Watch Station outlet stores. As of the end of fiscal year 2010, we had 70 such leases. The leases, including renewal options, expire at various times from 2011 to 2021 and provide for minimum annual rentals and for the payment of additional rent based on a percentage of sales above specified net sales amounts. We are also required to pay our pro rata share of the common area maintenance costs at each outlet center, including real estate taxes, insurance, maintenance expenses and utilities.

International-based Accessory Retail and Clothing Store Facilities. As of the end of fiscal year 2010, we had 158 lease agreements for retail stores located outside the U.S., including leases for eight stores that are scheduled to open in fiscal year 2011. The leases, including renewal options, expire at various times from 2011 to 2021. The leases provide for minimum annual rentals and, in certain cases, for the payment of additional rent when sales exceed specified net sales amounts. We are also required to pay our pro rata share of the common area maintenance costs, including real estate taxes, insurance, maintenance expenses and utilities.

International-based Outlet Store Facilities. We lease retail space at selected outlet centers located outside the U.S. for the sale of our products. As of the end of fiscal year 2010, we had 23 such leases. The leases, including renewal options, expire at various times from 2011 to 2021 and provide for minimum annual rentals and for the payment of additional rent based on a percentage of sales above specified net sales amounts. We are also required to pay our pro rata share of the common area maintenance costs at each outlet center, including real estate taxes, insurance, maintenance expenses and utilities.

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

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

General. Our common stock is listed on the NASDAQ Global Select Market under the symbol “FOSL.” The following table sets forth the range of quarterly high and low sales prices per share of our common stock on the NASDAQ Global Select Market for the fiscal years ended January 1, 2011 and January 2, 2010.

	High	Low
Fiscal year ended January 1, 2011:
First quarter	$39.60	$31.31
Second quarter	43.42	33.00
Third quarter	54.76	35.49
Fourth quarter	74.34	51.03
Fiscal year ended January 2, 2010:
First quarter	$17.87	$11.00
Second quarter	24.97	16.12
Third quarter	30.00	21.09
Fourth quarter	34.18	26.14

As of February 25, 2011, there were 125 holders of record of our shares of common stock, although we believe that the number of beneficial owners is much higher.

Cash Dividend Policy. We did not pay any cash dividends in fiscal 2010, 2009 or 2008. We expect that we will retain all available earnings generated by our operations for the development and growth of our business. Any future determination as to a cash dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects and such other factors as our Board of Directors may deem relevant.

Common Stock Performance Graph

The following performance graph compares the cumulative return of our shares of common stock over the preceding five year periods with that of the broad market (CRSP Total Return Index of the NASDAQ Global Select Market (US)) and the NASDAQ Retail Trades Group. Each Index assumes $100 invested at December 31, 2005 and is calculated assuming quarterly reinvestment of dividends and quarterly weighting by market capitalization.

2010 COMPARATIVE TOTAL RETURNS

Fossil, Inc., NASDAQ Global Select Market and

NASDAQ Market Retail Trades Group

(Performance Results through 12/31/10)

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During 2010, we completed a $20 million share buyback approved by our Board of Directors in December 2009 by investing approximately $8.8 million to repurchase approximately 235,000 shares of our common stock. Additionally, we entered into 10b5-1 repurchase plans in August 2010 and November 2010 for the purpose of purchasing $130 million and $100 million, respectively, of our outstanding common stock. These repurchase plans were entered into pursuant to an August 2010 authorization by our Board of Directors of a $750 million common stock repurchase program expiring in December 2013. We completed the repurchase of all $130 million of common stock, representing 2.4 million shares, as of November 9, 2010. From November 23, 2010 through January 1, 2011, we repurchased an additional $49 million of our common stock under the $100 million 10b5-1 plan, representing approximately 694,000 shares of our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
October 3, 2010-October 30, 2010	1,011,000	$54.78	1,011,000	$667,483,904
October 31, 2010-November 27, 2010	376,842	$62.10	376,842	$644,080,708
November 28, 2010-January 1, 2011	608,412	$71.17	608,412	$600,777,804

Total	1,996,254		1,996,254

(1) The table reflects purchases made during our fiscal fourth quarter based on the settlement date of the stock purchase. In our previous reports on Form 10-K, we reported purchases in this table based on the trade date of the stock purchase, rather than the settlement date. The settlement date is generally three trading days following the trade date.

Item 6.	Selected Financial Data

The following information should be read in conjunction with our consolidated financial statements and notes thereto contained in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K (in thousands, except for per share data).

FINANCIAL HIGHLIGHTS

Fiscal Year	2010	2009	2008		2007		2006
Net sales	$2,030,690	$1,548,093	$1,583,242		$1,432,984		$1,213,965
Gross profit	1,155,164	844,850	851,151		742,031		608,919
Operating income	376,414	211,627	205,770		186,485		123,325
Income before taxes attributable to Fossil, Inc.	372,448	213,776	189,429		187,526		118,795
Net income attributable to Fossil, Inc.	255,205	139,188	138,097	(1)	123,261	(2)	77,582
Earnings per share:
Basic	3.83	2.09	2.05	(1)	1.81	(2)	1.15
Diluted	3.77	2.07	2.02	(1)	1.75	(2)	1.13
Weighted average common shares and common equivalent shares outstanding:
Basic	66,701	66,684	67,525		68,213		67,177
Diluted	67,687	67,153	68,323		70,333		68,817

Working capital	$801,329	$701,193	$556,497		$546,410		$357,608
Total assets	1,467,573	1,276,483	1,087,296		1,122,628		852,597
Total long-term liabilities	76,377	62,791	74,964		66,432		22,914
Stockholders' equity attributable to Fossil, Inc.	1,044,118	962,781	802,144		771,662		602,201
Return on average stockholders' equity attributable to Fossil, Inc.	25.0%	16.2%	17.8%		18.3%		14.2%

(1)	Includes a $20.8 million benefit in income tax expense related to the reduction of certain current and long-term tax liabilities in connection with completion of prior year income tax audits.
(2)	Includes $8.6 million in expenses, net of tax, relating to our voluntary evaluation of our accounting for equity-based compensation, including the appropriateness of accounting measurement dates used to determine the amounts of compensation charges and related tax effects which have been previously disclosed in filings with the Securities and Exchange Commission.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Domestically, we sell our products through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, owned retail and factory outlet stores, mass market stores and through our FOSSIL catalogs and website. Our wholesale customer base includes, among others, Neiman Marcus, Nordstrom, Saks Fifth Avenue, Macy’s, Dillard’s, JCPenney, Kohl’s, Sears, Wal-Mart and Target. We also sell our products in the United States through a network of Company-owned stores that included 121 retail stores located in premier retail sites and 70 outlet stores located in major outlet malls as of January 1, 2011. In addition, we offer an extensive collection of our FOSSIL brand products through our catalogs and on our website, www.fossil.com, as well as proprietary and licensed watch and jewelry brands through other managed and affiliated websites.

Internationally, our products are sold to department stores, specialty retail stores and specialty watch and jewelry stores in over 120 countries worldwide through 23 Company-owned foreign sales subsidiaries and through a network of over 60 independent distributors. Our products are distributed in Africa, Asia, Australia, Europe, Central and South America, Canada, the Caribbean, Mexico, and the Middle East. Our products are offered on airlines, cruise ships and in international Company-owned retail stores, which included 150 retail stores and 23 outlet stores in select international markets as of January 1, 2011. Our products are also sold through licensed and franchised FOSSIL retail stores, retail concessions operated by us and kiosks in certain international markets. In addition, we offer an extensive collection of our FOSSIL brand products on our websites in certain countries.

Our business is subject to global economic cycles and retail industry conditions. Purchases of discretionary fashion accessories, such as our watches, handbags, sunglasses and other products, tend to decline during recessionary periods when disposable income is low and consumers are hesitant to use available credit. Beginning in the second half of fiscal year 2008, declining values in real estate, reduced lending by banks, solvency concerns of major financial institutions, increases in unemployment levels and significant declines and volatility in the global financial markets negatively impacted the level of consumer spending for discretionary items. In North America, beginning in the fourth quarter of fiscal year 2008 and continuing through most of fiscal year 2009, the discretionary consumer segment experienced a significant slowdown in customer traffic and a highly promotional environment. These same conditions spread across many international markets during 2009. These factors negatively affected our business, as it is dependent on consumer demand for our products. However, during fiscal year 2010, we experienced a pronounced recovery in our watch and jewelry businesses in many of the markets we service which has led to double-digit net sales and net income increases. However, if economic conditions worsen or if the global or regional economies slip back into a recession, our revenues and earnings for fiscal year 2011 or beyond could be negatively impacted.

The majority of our products are sold at price points ranging from $50 to $600. Although the current economic environment continues to weigh on consumer discretionary spending levels, we believe that the price/ value relationship and the differentiation and innovation of our products, in comparison to those of our competitors, will allow us to maintain or grow our market share in those markets in which we compete. Historically, during recessionary periods, the strength of our balance sheet, our strong operating cash flow and the relative size of our business with our wholesale customers, in comparison to that of our competitors, have allowed us to weather recessionary periods for longer periods of time and generally resulted in market share gains to us.

Future sales and earnings growth are also contingent upon our ability to anticipate and respond to changing fashion trends and consumer preferences in a timely manner while continuing to develop innovative products to distribute in the respective markets in which we compete. As is typical with new products, market acceptance of new designs and products that we may introduce is subject to uncertainty. In addition, we generally make decisions regarding product designs several months in advance of the time when consumer acceptance can be measured. We believe the double-digit net sales growth we have experienced over the last five fiscal quarters is attributable to our ability to design innovative products incorporating a number of new materials that not only differentiate us from our competition but also continues to provide a solid value proposition to consumers across all of our brands and product categories.

Our international operations are subject to many risks, including foreign currency. Generally, the strengthening of the U.S. dollar against currencies of other countries in which we operate will reduce the translated amounts of sales and operating expenses of our subsidiaries, which results in a reduction of our consolidated operating income. We manage these currency risks by using derivative instruments. The primary risk managed by using derivative instruments is the future payments of intercompany inventory transactions, denominated in U.S. dollars, by non-U.S. subsidiaries. We enter into forward contracts to manage fluctuations in global currencies that will ultimately be used to settle such U.S. dollar denominated inventory purchases.

Effective January 3, 2010, we made changes to the presentation of reportable segments to reflect changes in the way our chief operating decision maker evaluates the performance of our operations, develops strategy and allocates capital resources. Prior to January 3, 2010, our reportable segments consisted of the following: United States Wholesale, Europe Wholesale, Other International Wholesale and Direct to Consumer. Effective January 3, 2010, our reportable segments consist of the following: North America Wholesale, Europe Wholesale, Asia Pacific Wholesale and Direct to Consumer. These changes include the reclassification of our wholesale operations in Canada and Mexico and our U.S. export business, all of which were previously recorded within our Other International Wholesale segment, to the North America Wholesale segment. Our U.S. domestic wholesale operations previously recorded within the United States Wholesale segment, have also been reclassified to the North America Wholesale segment. Our Asia Pacific Wholesale operations, previously recorded within the Other International Wholesale segment, have been reclassified to the Asia Pacific Wholesale segment. Our operations related to our joint venture with Fossil, Spain S.A., previously recorded within the Other International Wholesale segment, have been reclassified to the Europe Wholesale segment. For comparison purposes our historical segment disclosures have been recast to be consistent with the current presentation.

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

Product Returns. We accept limited returns and may request that a customer return a product if we feel the customer has an excess of any style that we have identified as being a poor performer for that customer or geographic location. We continually monitor returns and maintain a provision for estimated returns based upon historical experience and any specific issues identified. While returns have historically been within our expectations and the provisions established, future return rates may differ from those experienced in the past. In the event that our products are performing poorly in the retail market and/or we experience product damages or defects at a rate significantly higher than our historical rate, the resulting returns could have an adverse impact on the operating results for the period or periods in which such returns occur.

Bad Debt. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues identified. Additionally, we secure credit insurance policies in certain countries. While such credit losses have historically been within our expectations and the provisions established, future credit losses may differ from those experienced in the past. Our bad debt allowance has increased over the last three fiscal years due to the challenging global economic environment. As a result of the difficult economic environment, some of our customers both domestically and internationally have experienced financial difficulties including bankruptcy. We increased our bad debt allowance to reserve for these bankruptcies, increased risks of non-payment and increased risk of customer charge-backs. Our policy is to maintain the reserve balances for bankruptcies until such time as the bankruptcies are actually settled.

Inventories. Inventories are stated at the lower of average cost, including any applicable duty and freight charges, or market. We account for estimated obsolescence or unmarketable inventory equal to the difference between the average cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory valuation reductions may be required.

Long-lived Asset Impairment. We test for asset impairment of property, plant and equipment and intangibles other than trade names whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable from estimated future cash flows. We apply Accounting Standards Codification (“ASC”) 360 Property, Plant and Equipment (“ASC 360”), in order to determine whether or not an asset is impaired. In evaluating long-lived assets for recoverability, we use our best estimate of future cash flows expected to result from the use of the asset and its eventual disposition. When undiscounted cash flows estimated to be generated through the operations of our Company-owned full price retail stores are less than the carrying value of the underlying assets, impairment losses are recorded in selling and distribution expenses. In addition, impairment losses resulting from property, plant and equipment in our corporate costs area are recorded in general and administrative expenses. Should actual results or market conditions differ from those anticipated, additional losses may be recorded. We recorded impairment losses of $5.6 million, $2.5 million and $1.9 million in fiscal years 2010, 2009 and 2008, respectively.

Impairment of Goodwill and Trade Names. We evaluate goodwill for impairment annually as of the end of the fiscal year by comparing the fair value of the reporting unit to its recorded value. We have three reporting units under which we evaluate goodwill for impairment, North America Wholesale, Europe Wholesale and Asia Pacific Wholesale. The fair value of each reporting unit is estimated using market comparable information. Based on the analysis, if the estimated fair value of a reporting unit exceeds its recorded value, no impairment loss is recognized. As of January 1, 2011, the fair values of each of our three operating segments containing goodwill substantially exceeded the respective carrying values.

Judgments and assumptions are inherent in our estimate of future cash flows used to determine the estimate of the reporting unit’s fair value. The most significant assumptions associated with the fair value calculations include net sales growth rates and discount rates. If the actual future sales results do not meet the assumed growth rates, future impairments of goodwill may be incurred.

We evaluate trade names annually as of the end of the fiscal year by comparing the fair value of the asset to its recorded value. The fair value of the asset is estimated using discounted cash flow methodologies. The MICHELE trade name represented approximately 97.7% and 88.9% of our total trade name balances as of fiscal year end 2010 and 2009, respectively. We performed the required annual impairment test and recorded impairment losses of $1.8 million in fiscal year 2010 related to the ZODIAC and OYZTERBAY trade names, $2.7 million in fiscal year 2009 related to the ZODIAC and OYZTERBAY trade names and $7.9 million in fiscal year 2008 related to the MICHELE and ZODIAC trade names. As of January 1, 2011, the fair value of the MICHELE trade name exceeded its carrying value by approximately 72.0%. The ZODIAC trade name carrying value was written down to its fair value and the OYZTERBAY trade name carrying value was written down to zero. Due to the inherent uncertainties involved in making the estimates and assumptions used in the fair value analysis, actual results may differ which could alter the fair value of the trade names and possibly cause impairment charges to occur in future periods.

Income Taxes. We record valuation allowances against our deferred tax assets, when necessary, in accordance with ASC 740, Income Taxes. Realization of deferred tax assets (such as net operating loss carryforwards) is dependent on future taxable earnings and is therefore uncertain. At least quarterly, we assess the likelihood that our deferred tax asset balance will be recovered from future taxable income. To the extent we believe that recovery is not likely, we establish a valuation allowance against our deferred tax asset, increasing our income tax expense in the period such determination is made. In addition, we have not recorded U.S. income tax expense for foreign earnings that we have determined to be indefinitely reinvested. On an interim basis, we estimate what our effective tax rate will be for the full fiscal year. The estimated annual effective tax rate is then applied to the year-to-date pre-tax income excluding unusual or infrequently occurring items, to determine the year-to-date tax expense. The income tax effects of infrequent or unusual items are recognized in the interim period in which they occur. As the fiscal year progresses, we continually refine our estimate based upon actual events and earnings by jurisdiction during the year. This continual estimation process periodically results in a change to our expected effective tax rate for the fiscal year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision equals the expected annual rate excluding the impact of infrequent or unusual items.

Warranty Costs. Our FOSSIL watch products sold in the U.S. are covered by a limited warranty against defects in materials or workmanship for a period of 11 years from the date of purchase. RELIC watch products sold in the U.S. are covered by a comparable 12 year limited warranty. All other watch brands sold in the U.S. as well as generally, all of our watch products sold in Canada, Europe and Asia are covered by a comparable two year limited warranty. We determine our warranty liability using historical warranty repair experience. As changes occur in sales volumes and warranty experience, the warranty accrual is adjusted as necessary. The warranty liability recorded for fiscal years 2010, 2009 and 2008 was $8.5 million, $6.4 million and $4.6 million, respectively.

Hedge Accounting. We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. We have entered into certain forward contracts to hedge the risk of foreign currency rate fluctuations. We have elected to apply the hedge accounting rules as required by ASC 815 Derivatives and Hedging for these hedges. Our objective is to hedge the variability in forecasted cash flows due to the foreign currency risk primarily associated with certain anticipated inventory purchases. Changes in the fair value of forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income within stockholders’ equity, and are recognized in other income (expense)—net in the period which approximates the time the hedged inventory is sold.

Litigation Reserves. Estimated amounts for claims that are probable and can be reasonably estimated are recorded as liabilities in our consolidated balance sheet. The likelihood of a material change in these estimated reserves would be dependent on new claims that may arise, changes in the circumstances used to estimate amounts for prior period claims and favorable or unfavorable final settlements of prior period claims. As additional information becomes available, we assess the potential liability related to new claims and existing claims and revise estimates as appropriate. As new claims arise or circumstances change relative to prior claim assessments, revisions in estimates of the potential liability could materially impact the results of operations and financial position.

Stock-Based Compensation. We account for stock-based compensation in accordance with the provisions of ASC 718, Compensation — Stock Compensation (“ASC 718”). We utilize the Black-Scholes model to determine the fair value of stock options and stock appreciation rights on the date of grant. The model requires us to make assumptions concerning (a) the length of time employees will retain their vested stock options before exercising them (“expected term”), (b) the volatility of our common stock price over the expected term, and (c) the number of options that will be forfeited. Changes in these assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related expense amounts recognized on the consolidated statements of operations.

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

In January 2010, the FASB issued ASU 2010-2 Consolidations (Topic 810) Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification (“ASU 2010-2”). ASU 2010-2 addresses implementation issues related to the changes in ownership provisions in the Consolidation—Overall Subtopic (“Subtopic 810-10”) of the ASC. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. ASU 2010-2 became effective for us starting January 3, 2010. The adoption of ASU 2010-2 did not have a material impact on our consolidated results of operations or financial position.

In December 2009, the FASB issued ASU 2009-17 Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-17 amends the ASC for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. ASU 2009-17 also requires additional disclosures about an enterprise’s involvement in variable interest entities. ASU 2009-17 was effective for us starting January 3, 2010. The adoption of ASU 2009-17 did not have an impact on our consolidated results of operations or financial position as we had no variable interest entities.

In December 2009, the FASB issued ASU 2009-16 Transfers and Servicing (Topic 860) Accounting for Transfers of Financial Assets (“ASU 2009-16”). ASU 2009-16 amends the ASC for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The amendments in ASU 2009-16 eliminate the exceptions for qualifying special purpose entities from the consolidation guidance and the exception that permitted sales accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. ASU 2009-16 was effective for us starting January 3, 2010. The adoption of ASU 2009-16 did not have an impact on our consolidated results of operations or financial position as we had no mortgage securitizations.

Results of Operations

The following table sets forth, for the periods indicated, (i) the percentages of our net sales represented by certain line items from our consolidated statements of income and comprehensive income and (ii) the percentage changes in these line items between the fiscal years indicated.

Fiscal Year	2010	Percentage Change from 2009	2009	Percentage Change from 2008	2008
Net sales	100.0%	31.2%	100.0%	(2.2)%	100.0%
Cost of sales	43.1	24.5	45.4	(3.9)	46.2

Gross profit	56.9	36.7	54.6	(0.7)	53.8

Operating expenses	38.3	23.0	40.9	(1.9)	40.8

Operating income	18.6	77.9	13.7	2.8	13.0
Interest expense	0.1	376.2	0.0	(57.7)	0.0
Other income (expense) - net	0.4	4.8	0.5	(177.3)	(0.7)

Income before income taxes	18.9	74.7	14.2	13.2	12.3
Provision for income taxes	5.9	57.8	4.9	44.4	3.3

Net income	13.0	83.6	9.3	1.7	9.0
Net income attributable to noncontrolling interest, net of taxes	0.4	89.7	0.3	35.9	0.2

Net income attributable to Fossil, Inc.	12.6%	83.4	9.0%	0.8	8.8%

Net Sales. The following table sets forth consolidated net sales by segment and the percentage relationship of each segment to consolidated net sales for the fiscal years indicated (in millions, except percentage data):

	Amounts			Percentage of Total
Fiscal Year	2010	2009	2008	2010	2009	2008
Wholesale
North America	$779.2	$551.1	$560.7	38.3%	35.6%	35.4%
Europe	547.4	467.1	551.4	27.0	30.2	34.9
Asia Pacific	220.8	153.8	161.8	10.9	9.9	10.2

Total Wholesale	1,547.4	1,172.0	1,273.9	76.2	75.7	80.5
Direct to Consumer	483.3	376.1	309.3	23.8	24.3	19.5

Consolidated	$2,030.7	$1,548.1	$1,583.2	100.0%	100.0%	100.0%

Fiscal Year 2010 Compared to Fiscal Year 2009

Net Sales. The following table illustrates by factor the total year-over-year percentage change in net sales by segment and on a consolidated basis:

	Exchange Rates	Organic Change	Total Change
North America Wholesale	0.7%	40.7%	41.4%
Europe Wholesale	(5.6)	22.8	17.2
Asia Pacific Wholesale	8.6	35.0	43.6
Direct to Consumer	(0.5)	29.0	28.5
Consolidated	(0.7)%	31.9%	31.2%

The following net sales discussion excludes the impact on sales growth attributable to foreign currency rate changes as noted in the above table.

North America Wholesale Net Sales. Net sales in the North America Wholesale segment, which consists of our operations in the U.S., Canada, Mexico and sales to third-party distributors in South America, increased 40.7%, or $224.4 million, during fiscal year 2010. We attribute this increase to consumers’ positive reactions to our innovative product offerings and an upward trend in the fashion watch category. These favorable watch sales trends have prompted retailers to place greater emphasis on the category by increasing staff to service the watch customer, increasing open-to-buy dollars and expanding marketing initiatives, thereby further accelerating net sales. The increased sell-through rates of our watch products at our retailers have also resulted in these customers restocking inventories during fiscal year 2010, after heavily destocking inventory levels in fiscal year 2009 due to the economic downturn. Additionally, our customers have been increasing the level of inventories in certain situations, including allocating additional retail space within their stores, to meet the increased demand for our watch products. As a result of the acceleration in sales in fiscal year 2010 in comparison to the destocking activity in fiscal year 2009, North American wholesale watch shipments increased by 60.9%, or $207.9 million, in fiscal year 2010. Licensed brands, FOSSIL and MICHELE represented the strongest net sales contributions, increasing by 113.9%, 35.4% and 49.7%, respectively. Licensed brand watch sales were primarily led by sales volume increases in MICHAEL KORS of 218.4% or $95.5 million and, to a lesser extent, increases in EMPORIO ARMANI of 48.8%, DIESEL of 61.0%, DKNY of 46.8% and MARC BY MARC JACOBS of 61.0%. In addition, our RELIC watch business increased 20.8% during the fiscal year. MICHAEL KORS sales volumes were principally driven by innovative designs, increased sell-through rates at retail and additional case space allocated by retailers in the department store channel.

Our accessories business, which includes our men’s and women’s leather, jewelry, and other non-watch categories, also contributed to the growth in North America as net sales volumes increased 7.9%, or $16.5 million, in fiscal year 2010. This increase was primarily a result of sales volume growth in FOSSIL accessory jewelry, shoes, women’s small leathers, and sunglasses which had sales increases of 67.6%, 122.2%, 27.2% and 3.6%, respectively. Both our accessory jewelry and shoes categories were launched into the department store channel in the last two years and are still experiencing both door growth and, in some cases, assortment expansion. These increases were partially offset by sales volume declines of 2.6% and 3.8% in women’s bags and men’s leather products, respectively.

Europe Wholesale Net Sales. Net sales in our Europe Wholesale segment increased 22.8%, or $106.4 million, during fiscal year 2010. During fiscal year 2010 our Europe Wholesale segment benefited from a similar level of increased consumer response to new designs as we experienced in the North America segment. Additionally, net sales increases in fiscal year 2010 benefited from similar de-stocking activities to that experienced in our North America segment, primarily during the last nine months of fiscal year 2009. Watch sales experienced the most significant growth, increasing 23.3%, or $78.5 million. All major watch brands contributed to this growth with increases of 19.7% in FOSSIL, 24.3% in EMPORIO ARMANI, 101.3% in MICHAEL KORS, 26.6% in DIESEL and 18.2% in DKNY representing the strongest performances. During fiscal year 2010, our jewelry and leather categories also delivered strong double-digit increases of 21.0% and 46.7%, respectively. We believe net sales increases in our jewelry category were positively impacted by trends similar to those that we experienced in our watch business. We believe the growth experienced in our leather products business in fiscal year 2010 was a result of our initiative to expand our leather offerings in our wholesale channel by leveraging the increased brand awareness generated by the expansion of our FOSSIL accessory store concept in the region over the last two years. In addition, shipments to third-party distributors increased 45.4% in fiscal year 2010, which we believe was principally related to increased sell-through rates of our fashion watch offerings and to our distributors replenishing inventory during fiscal year 2010 in comparison to destocking inventory in the prior fiscal year.

Asia Pacific Wholesale Net Sales. In fiscal year 2010, Asia Pacific Wholesale shipments increased 35.0%, or $53.8 million, primarily a result of a 39.6% increase in licensed brand watch sales and, to a lesser extent, increases of 19.4% in FOSSIL watches and 55.2% in leather products. Licensed brand watch sales were led by increases of 43.0% in EMPORIO ARMANI, 127.8% in MARC BY MARC JACOBS and 54.0% in BURBERRY. In addition to consumers responding favorably to new designs, we believe the growth in our watch business was due to the growth in our retail concession base across many of our markets within this segment, including the transition of our South Korean operations from a third-party distributor to a Company-owned subsidiary during the 2010 fiscal year. The net sales growth in the South Korea market represented 46.6% of the $53.8 million in net sales that we added within this segment in fiscal year 2010 in comparison to fiscal year 2009. The growth in the leather category in fiscal year 2010 was a result of our initiative to broaden distribution of the category by leveraging the FOSSIL brand awareness created from an expanded FOSSIL accessory store base in this region.

We believe our diverse global distribution network, including owned distribution in 23 countries, combined with our design and marketing capabilities, will allow us to continue to take shelf space from lesser known local and regional brands as we continue to increase brand awareness through the growth of our retail stores and introduction of new websites in many of the countries in which we operate. We also believe that the expansion of our businesses into the newer markets will allow us to experience higher levels of growth in our international wholesale segments in comparison to our North America Wholesale segment.

Direct to Consumer Net Sales. Direct to Consumer net sales increased 29.0%, or $108.9 million, during fiscal year 2010, principally the result of comparable store sales increases of 19.0% and a 5.9% increase in the average number of stores open during the fiscal year. Additionally, our Direct to Consumer segment was favorably impacted in fiscal year 2010 by growth of 50.2% in e-commerce sales primarily driven by our U.S. and Germany-based e-commerce businesses. During fiscal year 2010, comparable store sales related to our global full price accessory concept increased by 15.9%, while our global outlet stores experienced comparable store sales growth of 21.1%. We believe the growth in our Direct to Consumer business was attributable to consumers’ positive response to the focused point of view and imagery of the FOSSIL brand, the continuous introduction of new and innovative designs and materials, increased catalog mailings and expanded e-commerce marketing activities.

We ended fiscal year 2010 with 364 stores, including 230 full price accessory stores, 127 of which were outside of North America, 93 outlet locations, including 22 outside of North America, 31 clothing stores, including 3 outside of North America, and 10 full price multi-brand stores, including 9 outside of North America. This compares to 354 stores at the end of fiscal year 2009, including 218 full price accessory stores, 116 of which were outside of North America, 90 outlet locations, including 15 outside of North America, 33 clothing stores, all in North America, and 13 full price multi-brand stores, including 11 outside of North America. During fiscal year 2010, we opened 33 new stores and closed 23 stores. During fiscal year 2011, we anticipate opening approximately 80 to 85 additional retail stores and closing approximately 26 to 28 stores globally.

A store is included in comparable store sales in the thirteenth month of operation. Stores that experience a gross square footage increase of 10% or more due to an expansion and/or relocation are removed from the comparable store sales base, but are included in total sales. These stores are returned to the comparable store sales base in the thirteenth month following the expansion and/or relocation. During 2006, we entered into an agreement with the House of Fraser, a U.K.-based department store (“HOF”), which allows us to operate the watch department in certain HOF stores. Under this agreement, we own the inventory within the HOF store, provide the labor to operate the department and pay HOF a commission on the retail watch sales generated in the stores. Although we include the net sales derived from the HOF stores in our Direct to Consumer segment, we do not include the number of locations associated with this agreement in our retail store count or in our comparable store sales.

Gross Profit. Gross profit of $1.2 billion in fiscal year 2010 represented an increase of 36.7% in comparison to $844.9 million in the prior fiscal year. This increase was primarily a result of an increase in net sales and gross profit margin expansion. Gross profit margin increased 230 basis points to 56.9% in fiscal year 2010 compared to 54.6% in the prior fiscal year. The increase in gross profit margin was principally driven by an increase in the mix of sales of higher margin watch products in comparison to leather products, including a greater mix of higher margin licensed watch brands, and higher gross margins experienced in outlet stores. Gross profit margin was also favorably impacted by a combination of decreased component costs associated with some of the new materials we incorporated into our watch designs and higher retail prices. These increases in gross profit margin were partially offset by a stronger U.S. dollar, which unfavorably impacted gross profit margin by approximately 20 basis points during fiscal year 2010, and increased input costs related to payroll as a result of wage increases across our China assembly operations and third-party component manufacturers.

Our consolidated gross profit margin is impacted by our diversified business model that includes but is not limited to: (i) a significant number of product categories we distribute, (ii) the multiple brands we offer within several product categories, (iii) the geographical presence of our businesses, and (iv) the different distribution channels we sell to or through. The components of this diversified business model produce varying ranges of gross profit margin. Generally, on a historical basis, our fashion branded watch, jewelry and sunglass offerings produce higher gross profit margins than our leather goods categories. In addition, in most product categories that we offer, brands with higher retail price points generally produce higher gross profit margins compared to those of lower retail priced brands. From a segment standpoint, our Direct to Consumer business generally produces the highest gross profit margin as a result of these sales being direct to the ultimate consumer. Gross profit margins related to sales in our international wholesale segments are historically lower than our Direct to Consumer segment, but historically higher than our North America Wholesale segment primarily due to the following factors: (i) premiums charged in comparison to retail prices on products sold in the U.S., (ii) the product sales mix in our international wholesale segments, in comparison to our North America Wholesale segment, are comprised more predominantly of watches and jewelry that generally produce higher gross profit margins than leather goods; and (iii) the watch sales mix in our international wholesale segments, in comparison to our North America Wholesale segment, are comprised more predominantly of higher priced licensed brands.

Operating Expenses. Total operating expenses increased $145.5 million to $778.8 million in fiscal year 2010. Expressed as a percentage of net sales, operating expenses decreased to 38.3% in fiscal year 2010 compared to 40.9% in the prior fiscal year and included a favorable impact of approximately $3.5 million related to the translation of foreign-based expenses due to a stronger U.S. dollar. On a constant dollar basis, operating expenses in our wholesale segments, Direct to Consumer segment and corporate cost areas increased by $78.9 million, $35.7 million and $34.4 million, respectively, in fiscal year 2010. Expense growth in the wholesale segments was principally a result of increased marketing expenses and compensation costs. Expense increases in the Direct to Consumer segment were primarily attributable to store growth, expansion of our catalog mailings and increased web-based marketing expenditures. Expense growth in the corporate cost area was primarily associated with increased compensation costs, including a $3.8 million increase in equity compensation expense, and a non-cash charge of approximately $3.7 million related to the write-down of an other than temporary fixed asset impairment.

The following table sets forth operating expenses on a segment basis and the relative percentage of operating expenses to net sales for each segment for the fiscal years indicated (in millions, except for percentage data):

Fiscal Year	2010		2009
	Operating Expense	% of Net Sales	Operating Expense	% of Net Sales
North America Wholesale	$146.3	18.8%	$118.9	21.6%
Europe Wholesale	164.1	30.0	146.0	31.3
Asia Pacific Wholesale	96.1	43.5	66.9	43.5
Direct to Consumer	258.2	53.4	222.6	59.2
Corporate	114.1	0.0	78.8	0.0

Total	$778.8	38.3%	$633.2	40.9%

Operating Income. Operating income increased by 77.9% to $376.4 million in fiscal year 2010 compared to $211.6 million in fiscal year 2009. Operating income margin increased by 480 basis points to 18.5% of net sales in fiscal year 2010 compared to 13.7% in the prior fiscal year, principally as a result of increased net sales, gross profit margin expansion and a decrease in operating expenses as a percentage of sales. Operating income included approximately $6.8 million of net currency losses in fiscal year 2010 related to the translation of foreign-based sales and expenses into U.S. dollars.

Interest Expense. Interest expense increased by $884,000 as compared to fiscal year 2009, primarily driven by increased participation by our Asia Pacific subsidiaries in our notional cash pool at interest rates in excess of those earned on cash deposits by our European subsidiaries in the pool.

Other Income (Expense)—Net. Other income (expense)—net primarily reflects interest income from investments, foreign currency transaction gains or losses and equity in the earnings or losses of our non-consolidated joint venture in Spain. During fiscal year 2010, other income (expense)—net increased favorably by approximately $409,000 as compared to fiscal year 2009, primarily driven by increased equity earnings of our non-consolidated joint venture in Spain and increased interest income, partially offset by decreased net foreign currency transaction gains.

Provision for Income Taxes. Income tax expense for fiscal year 2010 was $119.3 million, resulting in an effective tax rate of 31.1%, compared to 34.4% in fiscal year 2009. Fiscal year 2010 income tax expense was favorably impacted by the recognition of previously unrecognized income tax benefits in connection with the completion of prior year income tax audits during the fiscal year. For fiscal year 2011, we estimate our effective tax rate will approximate our structural rate of 35%, excluding any discrete events.

Net Income Attributable to Noncontrolling Interest. Net income attributable to noncontrolling interest, which represents the minority interest portion of subsidiaries in which we own less than 100%, increased $4.6 million for fiscal year 2010. This increase is a result of increased net income related to our less than 100% wholly-owned subsidiaries with a substantial portion of this increase attributable to the net income related to one of our watch assembly facilities.

Net Income Attributable to Fossil, Inc. Fiscal year 2010 net income attributable to Fossil, Inc. increased 83.4% to $255.2 million, or $3.77 per diluted share, in comparison to $139.2 million, or $2.07 per diluted share, in the prior fiscal year. Fiscal year 2010 earnings per diluted share of $3.77 included an approximate $0.07 diluted earnings per share reduction related to foreign currency rate changes.

Fiscal Year 2009 Compared to Fiscal Year 2008

Net Sales. The following table illustrates by factor the total year-over-year percentage change in net sales by segment and on a consolidated basis:

	Exchange Rates	Organic Change	Total Change
North America Wholesale	(0.7)%	(1.0)%	(1.7)%
Europe Wholesale	(3.6)	(11.7)	(15.3)
Asia Pacific Wholesale	0.6	(5.5)	(4.9)
Direct to Consumer	(1.1)	22.7	21.6
Consolidated	(1.6)%	(0.6)%	(2.2)%

The following net sales discussion excludes the impact on sales growth attributable to foreign currency rate changes as noted in the above table.

North America Wholesale Net Sales. We believe wholesale shipments of our watch and accessory offerings were negatively impacted by our wholesale partners significantly reducing their purchases during the first half of fiscal year 2009. We believe this was the result of our wholesale partners carrying higher levels of inventory into the beginning of the year due to the downturn in consumer spending during the fourth quarter of fiscal year 2008. Nevertheless, net sales in the North America Wholesale watch business increased 1.9% during fiscal year 2009, primarily a result of sales volume growth in licensed brands, mass market, RELIC and MICHELE watches, partially offset by a sales volume decrease in FOSSIL watches. Licensed watch sales rose 16.4%, principally driven by MICHAEL KORS and to a lesser extent ADIDAS and MARC BY MARC JACOBS watches. MICHAEL KORS wholesale shipments increased 104.4% during fiscal year 2009, which we believe is due to the innovative design that is represented by the assortment and the expansion of points of sale for the brand. Sales volume growth in ADIDAS and MARC BY MARC JACOBS was primarily attributable to the expansion of points of sale. During fiscal year 2009, our mass market watch shipments increased 10.2% in comparison to the prior fiscal year, which we attribute primarily to further penetration of our private label program with Wal-Mart as well as consumers continuing to shop for value. RELIC watch sales rose 12.0% during fiscal year 2009, as a result of increased penetration in existing customers and new door growth. MICHELE sales volumes increased 9.6% during fiscal year 2009, which we attribute to consumers’ positive response to innovative new styles. North America Wholesale shipments of FOSSIL watches declined 18.9% during fiscal year 2009, which we believe resulted from retailers managing their inventories conservatively. FOSSIL is the most penetrated watch business within our portfolio in the North America Wholesale segment and thereby more significantly impacted by comparable stores sales within the department store channel. However, new FOSSIL styles introduced into department stores during the fourth quarter of fiscal year 2009 experienced strong sell through during the holiday season, resulting in the overall trend improving.

Wholesale shipments from our accessories business in North America, which primarily includes handbags, small leather goods, belts, sunglasses, jewelry and cold weather accessories, decreased 5.4% during fiscal year 2009. This decrease was principally attributable to sales volume declines in FOSSIL women’s handbags, small leather goods, and eyewear, partially offset by sales volume increases in FOSSIL accessory jewelry and the launch of our FOSSIL shoes line during fiscal year 2009. We primarily attribute the sales volume declines in women’s handbags, small leather goods and eyewear of 11.0%, 17.8% and 20.4%, respectively, to the challenging economic environment resulting in decreased consumer demand and our wholesale partners reducing inventory levels during the first nine months of fiscal year 2009. Additionally, eyewear sales volume was unfavorably impacted by certain of our customers consolidating vendors in their sunglass departments and discontinuing the RELIC men’s eyewear line. FOSSIL accessory jewelry net sales increased 22.4% in fiscal year 2009 as a result of retail door growth, while the launch of our FOSSIL shoes line contributed $2.9 million to the North America Wholesale business during fiscal year 2009.

Europe Wholesale Net Sales. The net sales decline in our Europe Wholesale segment during fiscal year 2009 was primarily the result of sales volume declines in our core watch and jewelry businesses of 11.5% and 19.7%, respectively. We believe that weakening economies and the resulting decrease in discretionary spending was the primary reason for our sales volume decreases in this segment. The declines had a bigger impact on our larger, more penetrated businesses. The decrease in our watch business was principally the result of FOSSIL and licensed brand watch sales volumes declining 8.5% and 11.7%, respectively, while the reduction in our jewelry sales volume was primarily led by a 22.9% decrease in FOSSIL jewelry. However, for brands and businesses recently introduced into our Europe Wholesale segment and for those brands and businesses less penetrated, and thus continuing to expand into new doors, we experienced sales growth. For example, our recently-introduced FOSSIL leathers business increased 19.9% during fiscal year 2009, with solid growth in both the women’s and men’s categories. We believe the expansion of our leathers business is partly attributable to the growth of our FOSSIL accessory store concept in this region, which is continuing to improve the brand awareness across all FOSSIL categories. Additionally, MICHAEL KORS and BURBERRY watch sales volumes rose 4.5% and 6.7%, respectively, in fiscal year 2009 primarily as a result of an increase in the penetration level with existing customers and new door growth. During fiscal year 2009, net sales were also favorably impacted by the introduction of DKNY jewelry, launched during the third quarter of fiscal year 2008.

Asia Pacific Wholesale Net Sales. Net sales in our Asia Pacific Wholesale segment decreased during fiscal year 2009, principally a result of a $19.5 million decline in wholesale shipments to our third-party distributors. We attribute these sales declines to the challenging economic environment and credit restraints experienced by a number of our third-party distributors. Excluding shipments to third-party distributors, sales from our Asia Pacific Wholesale operations increased 12.8%, principally driven by further penetration in our newer markets of China, India and South Korea as well as a 15.5% increase generated in our Australian wholesale business primarily related to sales volume growth in FOSSIL leather goods.

Direct to Consumer Net Sales. Direct to Consumer net sales increased 22.7% during fiscal year 2009, principally the result of a 19.4% increase in the average number of stores open during the fiscal year and comparable store sales increases of 7.8%. Our Direct to Consumer segment was also favorably impacted by 11.4% growth in e-commerce sales primarily driven by our U.S.-based e-commerce businesses. We believe this growth was partially attributable to system upgrades for our U.S. website during the second half of fiscal year 2009. Additionally, an increase in the number of catalogs mailed in fiscal year 2009 and an increase in the amount of spending during the fourth quarter of fiscal year 2009 in on-line search advertising also benefited e-commerce sales. These initiatives led to an increased number of visitors to the site resulting in higher levels of sales. Our e-commerce and catalog initiatives, in addition to the favorable consumer reaction to new product innovation, also benefited our comparable store sales in our U.S. retail stores. Comparable store sales related to our full price accessory concept, which is our growth engine in this segment, increased by 5.9% globally while our global outlet stores experienced comparable store sales growth of 9.7% during fiscal year 2009.

We ended fiscal year 2009 with 354 stores, including 218 full price accessory stores, 126 of which are located outside the U.S., 90 outlet locations, including 16 outside the U.S., 33 clothing stores and 13 multi-brand stores. This compares to 324 stores at the end of fiscal year 2008, which included 191 full price accessory stores, 104 located outside the U.S., 82 outlet locations, including 8 outside the U.S., 33 clothing stores and 18 multi-branded stores. During fiscal year 2009, we opened 42 new stores, including 29 full-price accessory stores, and closed 12 stores.

Gross Profit. Gross profit decreased by 0.7% to $844.9 million in fiscal year 2009, with gross profit margin expanding by 80 basis points to 54.6% compared to 53.8% in the prior fiscal year. The gross profit margin improvement was due primarily to an increase in the sales mix of Direct to Consumer segment sales and a reduction in sales mix of lower margin shipments to third-party distributors. The increase in gross profit margin was partially offset by a stronger U.S. dollar, which unfavorably impacted gross profit margin by approximately 80 basis points during fiscal year 2009 and a reduction in the sales mix attributable to our Europe Wholesale segment, which historically generates a gross profit margin in excess of our consolidated gross profit margin. In comparison to fiscal year 2008, our fiscal year 2009 gross profit margin was not impacted by any significant changes in component or labor costs related to the production of our watch and accessory offerings.

Operating Expenses. Total operating expenses decreased $12.2 million to $633.2 million in fiscal year 2009 in comparison to the prior fiscal year and as a percentage of net sales, increased 10 basis points to 40.9% compared to 40.8% in fiscal year 2008. Fiscal year 2009 included a reduction of approximately $11.5 million related to the translation impact of foreign-based expenses due to an average stronger U.S. dollar on a comparable year-over-year basis. On a constant dollar basis, operating expenses for fiscal year 2009 included net decreases in our wholesale segments and corporate costs of $43.1 million, partially offset by an increase of $42.5 million in our Direct to Consumer segment. The decrease in operating expenses associated with our wholesale segments was primarily related to lower compensation cost, as a result of a reduction of workforce in the first quarter of fiscal year 2009 and the freeze of merit increases and certain benefit costs. Additionally, fiscal year 2009 wholesale operating expenses benefited from reduced levels of advertising expense and a net reduction of approximately $5.2 million of non-cash charges related to the write-down of certain fixed asset and intangible asset impairments when compared to fiscal year 2008. Fiscal year 2009 operating expenses also benefited from reductions in certain variable expenses as a result of a reduction in wholesale sales. The increase in our Direct to Consumer operating expenses was primarily related to the impact of the direct operating costs associated with a net 30 new stores opened during fiscal year 2009 and expenses associated with the expansion of our e-commerce and catalog operations.

The following table sets forth operating expenses on a segment basis and the relative percentage of operating expenses to net sales for each segment for the fiscal years indicated (in millions, except for percentage data):

Fiscal Year	2009		2008
	Operating Expense	% of Net Sales	Operating Expense	% of Net Sales
North America Wholesale	$118.9	21.6%	$144.9	25.8%
Europe Wholesale	146.0	31.3	170.3	30.9
Asia Pacific Wholesale	66.9	43.5	65.2	40.3
Direct to Consumer	222.6	59.2	183.4	59.3
Corporate	78.8	0.0	81.6	0.0

Total	$633.2	40.9%	$645.4	40.8%

Operating Income. Operating income increased by 2.8% to $211.6 million in fiscal year 2009 compared to $205.8 million in fiscal year 2008. In fiscal year 2009, operating income margin increased by 70 basis points to 13.7% of net sales compared to 13.0% in the prior fiscal year, principally as a result of gross margin expansion. Operating income included approximately $15.4 million of net currency losses in fiscal year 2009 related to the translation of foreign-based sales and expenses into U.S. dollars.

Other Income (Expense)—Net. Other income (expense)—net primarily reflects interest income from investments, foreign currency transaction gains or losses and equity in the earnings or losses of our non-consolidated joint venture in Spain. During fiscal year 2009, other income (expense)—net increased by approximately $19.5 million as compared to fiscal year 2008, primarily driven by net foreign currency transaction gains in comparison to net losses in the prior fiscal year.

Provision for Income Taxes. Our effective income tax rate was 34.4% during fiscal year 2009, compared to 27.0% in fiscal year 2008. The prior fiscal year’s income tax expense was favorably impacted by the recognition of previously unrecognized income tax benefits in connection with the completion of prior year income tax audits.

Net Income Attributable to Fossil, Inc. Fiscal year 2009 net income attributable to Fossil, Inc. increased 0.8% to $139.2 million, or $2.07 per diluted share, in comparison to $138.1 million, or $2.02 per diluted share, in the prior fiscal year. Fiscal year 2009 earnings per diluted share of $2.07 included an approximate $0.07 diluted earnings per share benefit related to foreign currency rate changes. Fiscal year 2008 diluted earnings per share included a benefit of approximately $0.20 per diluted share as a result of the reduction of certain tax reserves recorded in the fourth quarter of fiscal year 2008.

Effects of Inflation

We do not believe that inflation has had a material impact on our results of operations for the periods presented. Substantial increases in costs, however, could have an impact on us and the industry. We believe that, to the extent inflation affects our costs in the future, we could generally offset inflation by increasing prices if competitive conditions permit.

Liquidity and Capital Resources

Historically, our business operations have not required substantial cash during the first several months of our fiscal year. Generally, starting in the second quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our quarterly cash requirements are also impacted by the number of new stores we open, other capital expenditures, and the amount of any discretionary stock repurchases we make.

Net cash provided by operating activities of $209.2 million in fiscal year 2010 was more than offset by cash used in investing and financing activities of $47.5 million and $170.6 million respectively, resulting in a $12.4 million decrease in cash and cash equivalents since the end of fiscal year 2009. During fiscal year 2010, net cash provided by operating activities consisted of net income of $264.9 million and favorable non-cash activities of $81.7 million, partially offset by unfavorable decreases in working capital of $137.4 million. During fiscal year 2010, cash used in investing activities were primarily driven by $46.5 million in capital expenditures. During fiscal year 2010, cash used in financing activities were principally comprised of $199.2 million of common stock repurchases, partially offset by a $23.4 million in proceeds relating to the exercise of stock options. Foreign exchange rate translations decreased cash and cash equivalents by $3.4 million during fiscal year 2010.

Accounts receivable increased by 25.5% to $263.2 million during fiscal year 2010 compared to $209.8 million at the end of the prior fiscal year, primarily due to an increase in wholesale shipments. Average days sales outstanding for our wholesale segments for fiscal year 2010 was 48 days in comparison to 54 days in the prior fiscal year.

Inventory at the end of fiscal year 2010 was $371.9 million, representing an increase of 51.4% from the prior fiscal year inventory balance of $245.7 million. This increase was primarily attributable to the following three factors: (i) In the fourth quarter of fiscal year 2009, inventory levels decreased 16% while net sales increased 14%. Thus on a two fiscal year basis, inventory levels were much more consistent with the sales increases, (ii) Fiscal year 2010 ending inventory was impacted by a forward shift in the Chinese New Year which added approximately $30 million in inventory receipts and in-transit shipments to the fourth quarter 2010 fiscal year inventory levels. In comparison to the comparable period of fiscal year 2009, the deliveries related to the timing of Chinese New Year did not occur until the first quarter of fiscal year 2010, and (iii) Since the second quarter of fiscal year 2010, we have been implementing a “smoothing effort” to remove part of the peaks and valleys associated with the timing of production needs while still supplying us with inventory levels sufficient to service our sales and store growth.

During fiscal year 2009, our Board of Directors approved a stock repurchase program pursuant to which $20 million could be used to repurchase outstanding shares of our common stock. We did not repurchase any shares under this authorization during fiscal year 2009. During fiscal year 2010, we repurchased approximately 528,000 shares of common stock to complete this repurchase program. In fiscal year 2010, our Board of Directors approved two additional common stock repurchase programs pursuant to which up to $30 million and $750 million, respectively, could be used to repurchase outstanding shares of our common stock. The $750 million repurchase program has a termination date of December 2013 and the $30 million repurchase program has no termination date. We repurchased 3.1 million shares under the $750 million repurchase program during fiscal year 2010 at a cost of $179.2 million. Both of these repurchase programs were conducted pursuant to Rule 10b-18 of the Securities Exchange Act of 1934.

At the end of fiscal year 2010, we had working capital of $801.3 million compared to working capital of $701.2 million at the end of the prior fiscal year. Additionally, we had approximately $5.3 million of outstanding short-term borrowings and $4.5 million in long-term debt. On December 17, 2010, we and certain of our subsidiaries entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, swingline lender and issuing lender, Wells Fargo Securities, LLC, as sole lead arranger and sole book manager and Bank of America, N.A., as lender. The Credit Agreement provides for revolving credit loans in the amount of $300 million (the “Revolver”), a swingline loan of $20 million, and the provision for letters of credit. The Revolver increased our borrowing capability from $100 million to $300 million as it replaced the Loan Agreement dated as of September 23, 2004, as amended by and between us and certain of our subsidiaries. We had no outstanding borrowings under the Revolver at the end of fiscal year 2010. Amounts outstanding under the Revolver bear interest at our option of (i) the base rate (defined as the higher of (a) the prime rate publicly announced by Wells Fargo, (b) the federal funds rate plus 1.50% and (c) LIBOR plus 1.50%) plus the base rate applicable margin (which varies based upon our consolidated leverage ratio (the “Ratio”) from 0.25% if the Ratio is less than 1.00 to 1.00 to 1.00% if the Ratio is greater than or equal to 2.00 to 1.00) or (ii) the LIBOR rate (defined as the quotient obtained by dividing (a) LIBOR by (b) 1.00 minus the Eurodollar reserve percentage) plus the LIBOR rate applicable margin (which varies based upon the Ratio from 1.25% if the Ratio is less than 1.00 to 1.00 to 2.00% if the Ratio is greater than or equal to 2.00 to 1.00). Amounts outstanding under the swingline loan under the Credit Agreement or upon any drawing under a letter of credit bear interest at the base rate plus the base rate applicable margin. We had $0.4 million of outstanding standby letters of credit at January 1, 2011 that reduce amounts available under the Revolver. In December 2010, our Japanese subsidiary, Fossil Japan, entered into a new 400 million Yen short-term credit facility agreement (the “Facility”). The Facility replaced two separate 150 million Yen short-term credit facilities previously utilized for the working capital needs of Fossil Japan. The Facility bears interest at the short-term prime rate (1.475% at fiscal year end 2010). At the end of fiscal year 2010, we had approximately $4.9 million of outstanding borrowings under the Facility which are included in short-term borrowings. At January 1, 2011, we were in compliance with all debt covenants related to our credit facilities.

At the end of fiscal year 2010, we had approximately $4.5 million of outstanding long-term borrowings, of which $3.9 million was related to our wholly-owned subsidiary, Fossil Group Europe, Gmbh, in the form of a term note. This note has a variable interest term with an interest rate at the end of fiscal year 2010 of 2.0% with interest payments due quarterly. This note requires minimum principal payments of 100,000 Swiss Francs each year with no stated maturity and no penalties for early termination.

During fiscal year 2011, we anticipate total capital expenditures of approximately $100 million. This planned increase in capital expenditure levels is principally related to accelerating new store openings and increasing our infrastructure capacity across our sales, distribution, supply chain and back office functions. We believe that cash flows from operations combined with existing cash on hand will be sufficient to fund our working capital needs, common stock repurchases and capital expenditures plans for the next twelve months. We also have access to amounts available under our credit facilities should additional funds be required.

Contractual Obligations

The following table identifies contractual obligations as of January 1, 2011 (in thousands).

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Debt obligations (1)	$8,886	$5,031	$206	$206	$3,443
Minimum royalty payments (2)	269,835	84,882	138,338	46,615	0
Capital lease obligations	968	292	585	91	0
Operating lease obligations	422,240	73,742	128,027	95,853	124,618
Purchase obligations (3)	123,969	123,969	0	0	0
Uncertain tax positions (4)	2,677	2,677	0	0	0

Total contractual cash obligations	$828,575	$290,593	$267,156	$142,765	$128,061

(1)	Consists of borrowings in Japan and Switzerland, excluding contractual interest payments that are variable in nature.
(2)	Consists primarily of exclusive licenses to manufacture watches and jewelry under trademarks not owned by us. Also includes amounts owed pursuant to various license and design service agreements under which we are obligated to pay the licensors a percentage of our net sales of these licensed products, subject to minimum scheduled royalty, design and advertising payments.
(3)	Consists primarily of outstanding letters of credit, which represent inventory purchase commitments that typically mature in one to eight months and open non-cancelable purchase orders.
(4)	Management has only included its current ASC 740 liability in the table above. Long-term amounts of $8.2 million have been excluded because the payment timing cannot be reasonably estimated.

Off Balance Sheet Arrangements

None

Selected Quarterly Financial Data

The table below sets forth selected quarterly financial information. The information is derived from our unaudited consolidated financial statements and includes, in the opinion of management, all normal and recurring adjustments that management considers necessary for a fair statement of results for such periods. The operating results for any quarter are not necessarily indicative of results for any future period. Certain line items presented in the tables below, when aggregated, may not agree with the corresponding line items on our Consolidated Statements of Income and Comprehensive Income for fiscal years 2010 and 2009 due to rounding (in thousands, except per share data).

Fiscal Year 2010	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net sales	$393,229	$412,560	$523,825	$701,076
Gross profit	219,419	236,885	298,743	400,118
Operating expenses	168,156	172,539	187,473	250,582
Operating income	51,263	64,346	111,270	149,536
Income before income taxes	53,739	64,524	111,257	154,690
Provision for income taxes	16,043	7,965	40,353	54,959
Net income	37,696	56,559	70,904	99,731
Net income attributable to noncontrolling interest	1,789	2,074	2,748	3,074
Net income attributable to Fossil, Inc.	35,907	54,485	68,156	96,657
Comprehensive income	25,496	43,323	88,705	92,324
Comprehensive income attributable to noncontrolling interest	1,780	2,062	2,764	3,084
Comprehensive income attributable to Fossil, Inc.	23,716	41,261	85,941	89,240
Earnings per share:
Basic	0.54	0.81	1.02	1.48
Diluted	0.53	0.80	1.00	1.46
Gross profit as a percentage of net sales	55.8%	57.4%	57.0%	57.1%
Operating expenses as a percentage of net sales	42.8%	41.8%	35.8%	35.7%
Operating income as a percentage of net sales	13.0%	15.6%	21.2%	21.3%

Fiscal Year 2009	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net sales	$323,027	$315,865	$381,362	$527,839
Gross profit	169,379	167,182	210,737	297,552
Operating expenses	145,576	144,706	153,373	189,568
Operating income	23,803	22,476	57,364	107,984
Income before income taxes	28,423	26,957	55,654	108,864
Provision for income taxes	9,927	9,709	19,109	36,859
Net income	18,496	17,248	36,545	72,005
Net income attributable to noncontrolling interest	1,176	625	1,270	2,034
Net income attributable to Fossil, Inc.	17,320	16,623	35,275	69,971
Comprehensive income	9,565	25,909	43,209	75,924
Comprehensive income attributable to noncontrolling interest	1,174	627	1,265	2,039
Comprehensive income attributable to Fossil, Inc.	8,391	25,282	41,944	73,885
Earnings per share:
Basic	0.26	0.25	0.53	1.05
Diluted	0.26	0.25	0.52	1.03
Gross profit as a percentage of net sales	52.4%	52.9%	55.3%	56.4%
Operating expenses as a percentage of net sales	45.1%	45.8%	40.2%	35.9%
Operating income as a percentage of net sales	7.4%	7.1%	15.0%	20.5%

While the majority of our products are not seasonal in nature, a significant portion of our net sales and operating income is generally derived in the second half of the fiscal year. Our third and fourth quarters, which include the “back to school” and Christmas season, have historically generated a significant portion of our annual operating income. The amount of net sales and operating income generated during the first quarter is affected by the levels of inventory held by retailers at the end of the Christmas season, as well as general economic conditions and other factors beyond our control. In general, lower levels of inventory held by retailers at the end of the Christmas season may have a positive impact on our net sales and operating income in the first quarter of the following fiscal year as a result of higher levels of restocking orders placed by retailers. We currently believe that our inventory levels at those of our largest customers in the U.S. which we have sufficient information to form an opinion were near their targeted inventory levels at the end of fiscal year 2010.

As we expand our retail store base and e-commerce businesses, sales from our Direct to Consumer segment may increase as a percentage of the total sales mix. Based upon the historical seasonality of sales in our Direct to Consumer segment, we believe this expansion could result in higher levels of profitability in the fourth quarter and lower levels of profitability in the first and second quarters when, due to seasonality, it is more difficult to leverage four wall operating costs and back office expenses against a lower level of sales productivity. In addition, new product launches would generally augment the sales and operating expense levels in the quarter the product launch takes place. The results of operations for a particular quarter may also vary due to a number of factors, including retail, economic and monetary conditions, timing of orders or holidays and the mix of products sold by us.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

As a multinational enterprise, we are exposed to changes in foreign currency exchange rates. Our most significant foreign currency risk relates to the Euro and, to a lesser extent, the British Pound, Australian Dollar, Canadian Dollar, Japanese Yen and Mexican Peso as compared to the U.S. dollar. Due to our vertical nature whereby a significant portion of goods are sourced from our owned facilities, the foreign currency risks relate primarily to the necessary current settlement of intercompany inventory transactions. We employ a variety of operating practices to manage these market risks relative to foreign currency exchange rate changes and, where deemed appropriate, utilize foreign currency forward contracts. These operating practices include, among others, our ability to convert foreign currency into U.S. dollars at spot rates and to maintain U.S. dollar pricing relative to sales of our products to certain distributors located outside the U.S. The use of foreign currency forward contracts allows us to offset exposure to rate fluctuations because the gains or losses incurred on the derivative instruments will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. We use derivative instruments only for risk management purposes and do not use them for speculation or for trading. There were no significant changes in how we managed foreign currency transactional exposure in fiscal year 2010 and management does not anticipate any significant changes in such exposures or in the strategies we employ to manage such exposure in the near future.

At January 1, 2011, we had outstanding foreign exchange contracts to sell 96.9 million Euro for approximately $126.2 million, expiring through April 2012, 4.1 billion Japanese Yen for approximately $46.9 million, expiring through December 2012, 15.7 million British Pounds for approximately $25.0 million, expiring through April 2012, 22.3 million Australian Dollars for approximately $19.6 million, expiring through May 2012, 33.7 million Mexican Pesos for approximately $2.6 million, expiring through June 2011 and 10.1 million Canadian Dollars for approximately $9.9 million, expiring through December 2011. If we were to settle our Euro, Japanese Yen, British Pound, Australian Dollar, Mexican Peso and Canadian Dollar based contracts at fiscal year end 2010, the net result would be a net loss of approximately $6.1 million, net of taxes.

At fiscal year end 2010, a 10% unfavorable change in the U.S. dollar strengthening against foreign currencies to which we have balance sheet transactional exposures would have reduced net pre-tax income by $13.4 million. The translation of the balance sheets of our foreign-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. At fiscal year end 2010, a 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would have reduced consolidated stockholders’ equity by approximately $34.9 million. In the view of management, these hypothetical losses resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position, results of operations or cash flows.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Fossil, Inc.

Richardson, Texas

We have audited the accompanying consolidated balance sheets of Fossil, Inc. and subsidiaries (the “Company”) as of January 1, 2011 and January 2, 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 1, 2011. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fossil, Inc. and subsidiaries as of January 1, 2011 and January 2, 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 1, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas

March 2, 2011

FOSSIL, INC.

CONSOLIDATED BALANCE SHEETS

IN THOUSANDS

Fiscal Year	2010	2009
Assets
Current assets:
Cash and cash equivalents	$392,794	$405,175
Securities available for sale	8,864	7,995
Accounts receivable - net	263,218	209,784
Inventories	371,935	245,714
Deferred income tax assets - net	41,836	28,937
Prepaid expenses and other current assets	62,170	48,868

Total current assets	1,140,817	946,473

Investments	9,023	13,730
Property, plant and equipment - net	217,424	212,367
Goodwill	44,572	44,266
Intangible and other assets - net	55,737	59,647

Total long-term assets	326,756	330,010

Total assets	$1,467,573	$1,276,483

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$122,266	$103,591
Short-term debt	5,314	3,618
Accrued expenses:
Compensation	51,374	39,773
Royalties	39,731	16,774
Co-op advertising	23,101	18,498
Transaction taxes	18,894	11,151
Other	50,779	18,467
Income taxes payable	28,029	33,408

Total current liabilities	339,488	245,280

Long-term income taxes payable	9,088	18,840
Deferred income tax liabilities	47,893	27,039
Long-term debt	4,513	4,538
Other long-term liabilities	14,883	12,374

Total long-term liabilities	76,377	62,791

Commitments and contingencies (Note 13)

Stockholders' equity:
Common stock, 67,882 and 66,900 shares issued for 2010 and 2009, respectively	679	669
Treasury Stock, at cost, 3,206 shares in 2010	(183,014)	0
Additional paid-in capital	117,215	93,037
Retained earnings	1,089,820	834,615
Accumulated other comprehensive income	19,418	34,460
Noncontrolling interest	7,590	5,631

Total stockholders' equity	1,051,708	968,412

Total liabilities and stockholders' equity	$1,467,573	$1,276,483

See notes to the consolidated financial statements.

FOSSIL, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

IN THOUSANDS, EXCEPT PER SHARE DATA

Fiscal Year	2010	2009	2008
Net sales	$2,030,690	$1,548,093	$1,583,242
Cost of sales	875,526	703,243	732,091

Gross profit	1,155,164	844,850	851,151

Operating expenses:
Selling and distribution	583,860	478,637	489,600
General and administrative	194,890	154,586	155,781

Total operating expenses	778,750	633,223	645,381

Operating income	376,414	211,627	205,770
Interest expense	1,119	235	555
Other income (expense) - net	8,915	8,506	(11,011)

Income before income taxes	384,210	219,898	194,204
Provision for income taxes	119,320	75,604	52,351

Net income	264,890	144,294	141,853
Less: Net income attributable to noncontrolling interest	9,685	5,106	3,756

Net income attributable to Fossil, Inc.	$255,205	$139,188	$138,097

Other comprehensive (loss) income, net of taxes:
Currency translation adjustment	(9,909)	13,584	(18,790)
Unrealized gain (loss) on securities available for sale	554	1,093	(749)
Forward contracts hedging intercompany foreign currency payments - change in fair values	(5,687)	(4,364)	7,213

Total comprehensive income	249,848	154,607	129,527
Less: Comprehensive income attributable to noncontrolling interest	9,690	5,105	3,752

Comprehensive income attributable to Fossil, Inc.	$240,158	$149,502	$125,775

Earnings per share:
Basic	$3.83	$2.09	$2.05

Diluted	$3.77	$2.07	$2.02

Weighted average common shares outstanding:
Basic	66,701	66,684	67,525

Diluted	67,687	67,153	68,323

See notes to the consolidated financial statements.

FOSSIL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

IN THOUSANDS

						Accumulated other comprehensive income (loss)
	Common stock		Additional paid-in capital	Treasury Stock	Retained earnings	Cumulative translation adjustment	Unrealized gain (loss) on securities available for sale	Unrealized gain (loss) on forward contracts	Stockholders’ Equity Attributable to Fossil, Inc	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Par value
Balance, January 5, 2008	69,713	$697	$88,000	$0	$646,492	$40,559	$(688)	$(3,398)	$771,662	$6,127	$777,789
Common stock issued upon exercise of stock options and stock appreciation rights	`326	3	4,142	764	0	0	0	0	4,909	0	4,909
Tax expense derived from stock-based compensation	0	0	(447)	0	0	0	0	0	(447)	0	(447)
Repurchase and retirement of common stock	(3,660)	(36)	(17,353)	678	(89,162)	0	0	0	(105,873)	0	(105,873)
Restricted stock issued in connection with deferred compensation plan	123	1	(1)	0	0	0	0	0	0	0	0
Restricted stock forfeiture put to treasury	0	0	311	(1,442)	0	0	0	0	(1,131)	0	(1,131)
Stock-based compensation expense	0	0	7,253	0	0	0	0	0	7,253	0	7,253
Net income	0	0	0	0	138,097	0	0	0	138,097	3,756	141,853
Unrealized loss on securities available for sale	0	0	0	0	0	0	(749)	0	(749)	0	(749)
Currency translation adjustment	0	0	0	0	0	(18,790)	0	0	(18,790)	(4)	(18,794)
Distribution of noncontrolling interest earnings	0	0	0	0	0	0	0	0		(6,660)	(6,660)
Forward contracts hedging intercompany foreign currency payments - change in fair values	0	0	0	0	0	0	0	7,213	7,213	0	7,213

Balance, January 3, 2009	66,502	$665	$81,905	$0	$695,427	$21,769	$(1,437)	$3,815	$802,144	$3,219	$805,363

Common stock issued upon exercise of stock options and stock appreciation rights	314	3	3,753	0	0	0	0	0	3,756	0	3,756
Tax benefit derived from stock-based compensation	0	0	1,166	0	0	0	0	0	1,166		1,166
Repurchase and retirement of common stock	(45)	0	(785)	785	0	0	0	0	0	0	0
Restricted stock issued in connection with deferred compensation plan	129	1	(1)	0	0	0	0	0	0	0	0
Restricted stock forfeiture put to treasury	0	0	212	(785)	0	0	0	0	(573)	0	(573)
Stock-based compensation expense	0	0	6,787	0	0	0	0	0	6,787	0	6,787
Net income	0	0	0	0	139,188	0	0	0	139,188	5,106	144,294
Unrealized gain on securities available for sale	0	0	0	0	0	0	1,093	0	1,093	0	1,093
Currency translation adjustment	0	0	0	0	0	13,584	0	0	13,584	(1)	13,583
Distribution of noncontrolling interest earnings	0	0	0	0	0		0	0	0	(2,693)	(2,693)
Forward contracts hedging intercompany foreign currency payments - change in fair values	0	0	0	0	0	0	0	(4,364)	(4,364)	0	(4,364)

Balance, January 2, 2010	66,900	$669	$93,037	$0	$834,615	$35,353	$(344)	$(549)	$962,781	$5,631	$968,412

Common stock issued upon exercise of stock options and stock appreciation rights	1,382	14	23,396	0	0	0	0	0	23,410	0	23,410
Tax benefit derived from stock-based compensation	0	0	11,961	0	0	0	0	0	11,961	0	11,961
Repurchase of common stock	0	0	0	(199,222)	0	0	0	0	(199,222)	0	(199,222)
Retirement of common stock	(563)	(6)	(21,746)	21,752	0	0	0	0	0	0	0
Restricted stock issued in connection with stock-based compensation plan	163	2	(2)	0	0	0	0	0	0	0	0
Common stock forfeitures put to treasury	0	0	727	(5,544)	0	0	0	0	(4,817)	0	(4,817)
Stock-based compensation expense	0	0	10,553	0	0	0	0	0	10,553	0	10,553
Net income	0	0	0	0	255,205	0	0	0	255,205	9,685	264,890
Unrealized gain on securities available for sale	0	0	0	0	0	0	554	0	554	0	554
Currency translation adjustment	0	0	0	0	0	(9,909)	0	0	(9,909)	5	(9,904)
Purchase of noncontrolling interest shares	0	0	(711)		0	0	0	0	(711)	(144)	(855)
Distribution of noncontrolling interest earnings	0	0	0	0	0	0	0	0	0	(7,587)	(7,587)
Forward contracts hedging intercompany foreign currency payments - change in fair values	0	0	0	0	0	0	0	(5,687)	(5,687)	0	(5,687)

Balance, January 1, 2011	67,882	$679	$117,215	$(183,014)	$1,089,820	$25,444	$210	$(6,236)	$1,044,118	$7,590	$1,051,708

See notes to consolidated financial statements

FOSSIL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

AMOUNTS IN THOUSANDS

Fiscal Year	2010	2009	2008
Operating Activities:
Net income	$264,890	$144,294	$141,853
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion	40,560	41,334	37,642
Stock-based compensation	10,553	6,787	7,253
Increase (decrease) in allowance for returns - net of inventory in transit	15,558	(557)	2,406
Loss on disposal of assets	748	618	154
Impairment losses	7,429	5,232	10,570
Equity in income of joint venture	(1,072)	(449)	(1,562)
Distribution from joint venture	4,726	0	955
Increase in allowance for doubtful accounts	3,921	2,599	3,441
Excess tax benefits from stock-based compensation	(11,961)	(1,166)	(574)
Deferred income taxes and other	11,213	3,235	1,106

Changes in operating assets and liabilities:
Accounts receivable	(85,893)	(4,180)	17,712
Inventories	(115,921)	44,569	(45,558)
Prepaid expenses and other current assets	(14,298)	8,491	(1,497)
Accounts payable	18,193	6,101	(18,756)
Accrued expenses	63,331	1,777	(13,351)
Income taxes payable	(2,800)	7,303	(32,840)

Net cash provided by operating activities	209,177	265,988	108,954

Investing Activities:
Additions to property, plant and equipment	(46,538)	(37,687)	(63,934)
Increase in intangible and other assets	(274)	(385)	(23,664)
Purchase of securities available for sale	(628)	(1,237)	(7,106)
Sales/maturities of securities available for sale	314	938	12,386
Proceeds from sale of property, plant and equipment	448	76	791
Purchase of noncontrolling interest shares	(855)	0	0

Net cash used in investing activities	(47,533)	(38,295)	(81,527)

Financing Activities:
Acquisition of common stock	(199,222)	0	(105,873)
Distribution of noncontrolling interest earnings	(7,587)	(2,693)	(6,660)
Excess tax benefits from stock based compensation	11,961	1,166	574
Borrowings on notes payable	1,243	5,111	114,462
Payments on notes payable	(389)	(7,055)	(120,216)
Proceeds from exercise of stock options	23,410	3,756	4,909

Net cash (used in) provided by financing activities	(170,584)	285	(112,804)

Effect of exchange rate changes on cash and cash equivalents	(3,441)	5,185	2,145

Net (decrease) increase in cash and cash equivalents	(12,381)	233,163	(83,232)
Cash and cash equivalents:
Beginning of year	405,175	172,012	255,244

End of year	$392,794	$405,175	$172,012

See notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

Consolidated Financial Statements include the accounts of Fossil, Inc., a Delaware corporation and its subsidiaries (the “Company”). The Company reports on a fiscal year reflecting the retail-based calendar (containing 4-4-5 week calendar quarters). References to 2010, 2009 and 2008 are for the fiscal years ended January 1, 2011, January 2, 2010, and January 3, 2009, respectively. All intercompany balances and transactions are eliminated in consolidation. The Company is a leader in the design, development, marketing and distribution of contemporary, high quality fashion accessories on a global basis. The Company’s products are sold primarily through department stores, specialty retailers and Company-owned retail stores worldwide.

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

Use of Estimates are required in the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Management makes estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to product returns, allowance for bad debt, inventories, long-lived assets, goodwill and trade names, income taxes, warranty costs, hedge accounting, litigation, reserves and stock-based compensation. Management bases its estimates and judgments on historical experience and on various other factors that it believes are reasonable under the circumstances. Management estimates form the basis for making judgments about the carrying value of the assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions.

Concentration of Risk involves financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash investments and accounts receivable. The Company places its cash investments with high-credit quality financial institutions and currently invests primarily in corporate debt securities and money market funds with major banks and financial institutions. Accounts receivable are generally diversified due to the number of entities comprising the Company’s customer base and their dispersion across many geographic regions. The Company believes no significant concentration of credit risk exists with respect to these cash investments and accounts receivable.

A significant portion of sales of the Company’s products are supplied by manufacturers located outside of the U.S., primarily in Asia. While the Company is not dependent on any single manufacturer outside the U.S., the Company could be adversely affected by political or economic disruptions affecting the business or operations of third-party manufacturers located outside of the U.S. In fiscal years 2010 and 2009, three of the Company’s majority owned assembly factories represented more than 70% of the Company’s total watch assembly and jewelry production.

Cash Equivalents are considered all highly liquid investments with original maturities of three months or less from the date of purchase.

Securities Available for Sale consists of debt securities with original maturities exceeding three months and mutual fund investments. By policy, the Company invests primarily in high-grade marketable securities. Unrealized holding gains (losses) are included in accumulated other comprehensive income (loss) as a component of stockholders’ equity. During fiscal year 2008, $800,000 of losses previously classified in accumulated other comprehensive income (loss) were reclassified into earnings to recognize an other than temporary decline in fair value. No adjustments were recorded in fiscal years 2010 or 2009 for other than temporary declines in fair value.

Accounts Receivable are stated net of allowances of approximately $62.7 million and $40.0 million for estimated customer returns and approximately $18.0 million and $16.0 million for doubtful accounts at the end of fiscal years 2010 and 2009, respectively. The Company’s bad debt allowance has increased over the last three fiscal years due to the challenging global economic environment. As a result of the difficult economic environment, many of the Company’s customers both domestically and internationally have experienced financial difficulties including bankruptcy. The Company increased its bad debt allowance to reserve for these bankruptcies, increased risks of non-payment and increased risk of customer charge-backs. The Company’s policy is to maintain the reserve balances for bankruptcies until such time as the bankruptcies are actually settled.

Inventories are stated at the lower of market or average cost, including any applicable duty and freight charges.

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

Property, plant and equipment and other long-lived assets are evaluated for impairment whenever events or conditions indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows related to the asset. Impairment losses related to under-performing Company-owned retail stores of approximately $1.8 million, $2.5 million and $1.9 million were recorded in 2010, 2009 and 2008, respectively, and are included in selling and distribution expenses. The Company also recorded a $3.7 million impairment loss related to a certain Company-owned office building in 2010, which was included in general and administrative expenses. No impairment losses were recorded on Company-owned office buildings in 2009 or 2008.

Goodwill and Other Intangible Assets include the cost in excess of net tangible assets acquired (goodwill), trademarks, trade names, customer lists and patents. Trademarks, customer lists and patents are amortized using the straight-line method over the estimated useful lives of generally seven to twenty years. Goodwill and other indefinite-lived intangible assets such as trade names related to business combinations are evaluated for impairment annually as of the end of the fiscal year rather than amortized. Impairment testing compares the carrying amount of the asset with its fair value. When the carrying amount of the asset exceeds its fair value, an impairment charge is recorded.

The Company has three reporting units under which it evaluates goodwill for impairment, North America Wholesale, Europe Wholesale and Asia Pacific Wholesale. The fair value of each reporting unit is estimated using market comparable information. Based on the analysis, if the estimated fair value of a reporting unit exceeds its recorded value, no impairment loss is recognized. As of January 1, 2011, the fair values of each of our three operating segments containing goodwill substantially exceeded the respective carrying values.

Judgments and assumptions are inherent in our estimate of future cash flows used to determine the estimate of the reporting unit’s fair value. The most significant assumptions associated with the fair value calculations include net sales growth rates and discount rates. If the actual future sales results do not meet the assumed growth rates, future impairments of goodwill may be incurred.

The Company estimates the fair value of its trade names using discounted cash flow methodologies. Due to the inherent uncertainties involved in making the estimates and assumptions used in the fair value analysis, actual results may differ which could alter the fair value of the trade names and possibly cause impairment charges to occur in future periods. The Company completed the required annual impairment testing for trade names for fiscal years 2010, 2009 and 2008 and recorded pre-tax impairment charges of $1.8 million, $2.7 million and $7.9 million in fiscal years 2010, 2009 and 2008, respectively. See Note 7—Intangibles and Other Assets, for an expanded explanation of impairment to the Company’s trade names.

Accrued Expenses Other includes liabilities relating to duty, deferred compensation, forward contracts, taxes, deferred rent, and other liabilities which are current in nature.

Warranty Liability is recorded using historical warranty repair experience. As changes in warranty costs are experienced, the warranty accrual is adjusted as necessary. The warranty liability recorded for fiscal years 2010, 2009 and 2008 was $8.5 million, $6.4 million and $4.6 million, respectively.

Cumulative Translation Adjustment is included as a component of other comprehensive income (loss) and reflects the adjustments resulting from translating the financial statements of foreign subsidiaries. The functional currency of the Company’s foreign subsidiaries is the currency of the primary economic environment in which the entity operates which is generally the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiaries are translated to U.S. dollars at year end exchange rates. Income and expense items are translated at the daily or average monthly rates. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains and losses in the determination of net income. The Company incurred net foreign currency transaction gains, including gains and losses associated with the settlement of forward contracts of approximately $5.2 million and $5.8 million in fiscal years 2010 and 2009, respectively and losses of $16.9 million in fiscal year 2008, which have been included in other income (expense)—net.

Forward Contracts are entered into by the Company principally to hedge the future payment of intercompany inventory transactions by its non-U.S. subsidiaries. These cash flow hedges are stated at estimated fair value and changes in fair value are reported as a component of other comprehensive income (loss), net of taxes. If the Company were to settle its Euro, Canadian Dollar, Japanese Yen, British Pound, Australian Dollar, and Mexican Peso based contracts at fiscal year end 2010, the result would be a net loss of approximately $6.1 million, net of taxes. This unrealized loss is recognized in other comprehensive income (loss), net of taxes. Additionally, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the cash flows being hedged, any changes in fair value relating to the ineffective portion of these contracts would be recognized in other income (expense)—net included in the consolidated statements of income and comprehensive income. See Note 8—Derivatives and Risk Management, for an expanded explanation of the Company’s use of forward contracts.

Litigation Reserves are estimated amounts for claims that are probable and can be reasonably estimated and are recorded as liabilities in the consolidated balance sheet. The likelihood of a material change in these estimated reserves would be dependent on new claims that may arise, changes in the circumstances used to estimate amounts for prior period claims and favorable or unfavorable final settlements of prior period claims. As additional information becomes available, the Company assesses the potential liability related to new claims and existing claims and revises estimates as appropriate. As new claims arise or circumstances change relative to prior claim assessments, revisions in estimates of the potential liability could materially impact the Company’s results of operations and financial position.

Stock-Based Compensation is accounted for in accordance with the provisions of Accounting Standards Codification (“ASC”) 718, Compensation — Stock Compensation (“ASC 718”). The Company utilizes the Black-Scholes model to determine the fair value of stock options and stock appreciation rights on the date of grant. The model requires the Company to make assumptions concerning (a) the length of time employees will retain their vested stock options before exercising them (“expected term”), (b) the volatility of the Company’s common stock price over the expected term, and (c) the number of options that will be forfeited. Changes in these assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related expense amounts recognized on the consolidated statements of operations.

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

Selling and Distribution Expenses include sales and distribution labor costs, sales distribution center and warehouse costs, depreciation expense related to sales distribution and warehouse facilities, the four-wall operating costs of the Company’s retail stores, point-of-sale expenses, advertising expenses and art, design and product development labor costs.

General and Administrative Expenses include administrative support labor and “back office” or support costs such as treasury, legal, information services, accounting, internal audit, human resources and executive management costs. General and administrative expenses also include costs associated with stock-based compensation.

Advertising Costs for in-store and media advertising as well as co-op advertising, catalog costs, product displays, show/exhibit costs, advertising royalty related to the sales of licensed brands, internet costs associated with affiliation fees, printing costs and promotional allowances are expensed as incurred. Advertising costs were approximately $123.8 million, $85.6 million and $97.1 million for fiscal years 2010, 2009 and 2008, respectively.

Noncontrolling Interest, formerly defined as minority interest, is recognized as equity in the consolidated balance sheets, is reflected in net income attributable to noncontrolling interests in consolidated net income and is captured within the summary of changes in equity attributable to controlling and noncontrolling interests. A noncontrolling interest emphasizes the Company’s substantive control over a subsidiary rather than a simple ownership percentage as with minority interest.

Earnings Per Share (“EPS”). Basic EPS is based on the weighted average number of common shares outstanding during each period. Diluted EPS adjusts Basic EPS for the effects of dilutive common stock equivalents outstanding during each period using the treasury stock method.

The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS (in thousands, except per share data):

Fiscal Year	2010	2009	2008
Numerator:
Net income attributable to Fossil, Inc.	$255,205	$139,188	$138,097

Denominator:
Basic EPS computations:
Basic weighted average common shares outstanding	66,701	66,684	67,525

Basic EPS	$3.83	$2.09	$2.05

Diluted EPS computation:
Basic weighted average common shares outstanding	66,701	66,684	67,525
Stock options, stock appreciation rights and restricted stock units	986	469	798

Diluted weighted average common shares outstanding	67,687	67,153	68,323

Diluted EPS	$3.77	$2.07	$2.02

Approximately 812,000 and 392,000 weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation in 2009 and 2008, respectively, because they were antidilutive. There were no antidilutive shares in 2010.

Income Taxes are provided for under the asset and liability method for temporary differences in the recognition of certain revenues and expenses for tax and financial reporting purposes. The Company applies the provisions of ASC 740 which addresses how the benefit of tax positions taken or expected to be taken on a tax return should be recorded in the financial statements. Tax benefits associated with uncertain tax positions are recognized in the period in which one of the following conditions is satisfied: (1) the more likely than not recognition threshold is satisfied; (2) the position is ultimately settled through negotiation or litigation; or (3) the statute of limitations for the taxing authority to examine and challenge the position has expired. Tax benefits associated with an uncertain tax position are derecognized in the period in which the more likely than not recognition threshold is no longer satisfied.

Newly Adopted ASC Updates

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-6 Improving Disclosures about Fair Value Measurements (Topic 820) (“ASU 2010-6”). ASU 2010-6 provides amendments to Topic 820 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-6 provides amendments to Topic 820 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. The new disclosure requirements became effective for financial statements issued for interim and annual periods beginning after December 15, 2009, except for the disclosure about purchases, sales, issuances and settlements in Level 3 fair value measurements, which become effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-6 did not have a material impact on the Company’s consolidated results of operations or financial position.

In January 2010, the FASB issued ASU 2010-2 Consolidations (Topic 810) Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification (“ASU 2010-2”). ASU 2010-2 addresses implementation issues related to the changes in ownership provisions in the Consolidation—Overall Subtopic (“Subtopic 810-10”) of the ASC. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. ASU 2010-2 became effective for the Company starting January 3, 2010. The adoption of ASU 2010-2 did not have a material impact on the Company’s consolidated results of operations or financial position.

In December 2009, the FASB issued ASU 2009-17 Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-17 amends the ASC for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. ASU 2009-17 also requires additional disclosures about an enterprise’s involvement in variable interest entities. ASU 2009-17 was effective for the Company starting January 3, 2010. The adoption of ASU 2009-17 did not have an impact on the Company’s consolidated results of operations or financial position as the Company had no variable interest entities.

In December 2009, the FASB issued ASU 2009-16 Transfers and Servicing (Topic 860) Accounting for Transfers of Financial Assets (“ASU 2009-16”). ASU 2009-16 amends the ASC for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The amendments in ASU 2009-16 eliminate the exceptions for qualifying special purpose entities from the consolidation guidance and the exception that permitted sales accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. ASU 2009-16 was effective for the Company starting January 3, 2010. The adoption of ASU 2009-16 did not have an impact on the Company’s consolidated results of operations or financial position as the Company had no mortgage securitizations.

2. Acquisitions and Goodwill

In August 2010, Fossil (East) Limited, a wholly owned subsidiary of the Company, exercised its call option to purchase 370,500 shares in Fossil (Asia) Holdings Limited (“Fossil Taiwan”), representing the entire noncontrolling interest in Fossil Taiwan, for approximately $854,000. The Company’s ownership interest in Fossil Taiwan increased from 81% to 100%. The transaction was accounted for as an equity transaction, resulting in a decrease in the Company’s additional paid-in capital of approximately $711,000.

Goodwill. The changes in the carrying amount of goodwill, which is not subject to amortization, are as follows (in thousands):

Fiscal Year	North America Wholesale	Europe Wholesale	Asia Pacific Wholesale	Direct to Consumer	Total
Balance at January 3, 2009	$23,620	$17,139	$2,458	$0	$43,217
Currency	101	915	33	0	1,049

Balance at January 2, 2010	23,721	18,054	2,491	0	44,266
Currency	117	66	123	0	306

Balance at January 1, 2011	$23,838	$18,120	$2,614	$0	$44,572

3. Inventories

Inventories consist of the following (in thousands):

Fiscal Year	2010	2009
Components and parts	$23,292	$14,715
Work-in-process	4,176	2,943
Inventory purchases in transit	47,455	35,012
Finished goods	297,012	193,044

Inventories	$371,935	$245,714

4. Prepaid and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

Fiscal Year	2010	2009
Prepaid royalties	$20,639	$15,264
Prepaid taxes	12,699	8,085
Other receivables	9,606	6,706
Prepaid rent	7,097	6,922
Other	12,129	11,891

Prepaid expenses and other current assets	$62,170	$48,868

5. Property, Plant and Equipment

Property, plant and equipment—net consist of the following (in thousands):

Fiscal Year	2010	2009
Land	$19,402	$19,738
Buildings	86,366	78,916
Furniture and fixtures	87,663	85,847
Computer equipment and software	111,699	101,187
Leasehold improvements	110,179	99,736
Construction in progress	7,427	9,271

	422,736	394,695
Less accumulated depreciation and amortization	205,312	182,328

Property, plant and equipment—net	$217,424	$212,367

6. Investments

The Company maintains a 50% equity interest in Fossil Spain, S.A. (“Fossil Spain”) pursuant to a joint venture agreement with Sucesores de A. Cardarso for the marketing, distribution and sale of the Company’s products in Spain and Portugal. The Company has accounted for the investment based upon the equity method from the effective date of the transaction and, as of January 1, 2011, the investment balance was approximately $9.0 million. The Company’s equity in Fossil Spain’s net income is recorded in the Europe Wholesale segment in other income (expense)—net and was $1.4 million, $1.1 million and $1.6 million for fiscal years 2010, 2009 and 2008, respectively. Net sales to Fossil Spain by the Company for 2010, 2009, and 2008 were $16.3 million, $8.0 million and $19.9 million, respectively. The Company had receivable balances from Fossil Spain of $3.0 million and $1.7 million as of January 1, 2011 and January 2, 2010, respectively, which is included in accounts receivable—net.

The Company periodically evaluates whether declines in fair value of its investments are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company’s ability and intent to hold the investment. Factors considered include, if applicable, quoted market prices, recent financial results and operating trends, other publicly available information, implied values from any recent transactions or offers of investee securities, or other conditions that may affect the value of its investments.

7. Intangibles and Other Assets

The following table summarizes intangibles and other assets – net as of the fiscal years 2010 and 2009, respectively (in thousands):

		2010		2009
	Useful Lives	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Intangibles - subject to amortization:
Trademarks	10 yrs.	$2,666	$1,795	$2,646	$1,612
Customer list	9 yrs.	7,937	6,963	7,786	5,745
Patents	14-20 yrs.	775	349	764	303
Other	7-20 yrs.	194	187	201	184

Total intangibles - subject to amortization		11,572	9,294	11,397	7,844

Intangibles - not subject to amortization:
Tradenames		18,938	0	20,815	0

Other assets:
Key money deposits		22,973	7,720	22,822	5,191
Other deposits		11,991	0	9,015	0
Deferred compensation plan assets		3,295	0	2,847	0
Other		6,615	2,633	6,379	593

Total other assets		44,874	10,353	41,063	5,784

Total intangibles and other assets		$75,384	$19,647	$73,275	$13,628

Net of amortization			$55,737		$59,647

Amortization expense for intangible assets, key money deposits and other assets was approximately $5.9 million, $4.4 million and $3.9 million for fiscal years 2010, 2009 and 2008, respectively.

Estimated aggregate future amortization expense for intangible assets, key money deposits and other assets is estimated as follows (in thousands):

Fiscal Year	Amortization Expense
2011	$3,885
2012	3,564
2013	3,131
2014	2,716
2015	2,271

As noted in Note 1, the Company performed its annual impairment test of certain trade names. During fiscal year 2010, the analysis resulted in net of tax impairment charges of $837,000 and $789,000 to the OYZTERBAY and ZODIAC trade names, respectively, representing the excess of the carrying cost of these indefinite-lived intangible assets over their estimated fair value. During fiscal year 2009, the analysis resulted in net of tax impairment charges of $0.4 million and $1.8 million to the OYZTERBAY and ZODIAC trade names, respectively. During fiscal year 2008, the analysis resulted in net of tax impairment charges of $3.5 million and $1.8 million to the MICHELE and ZODIAC trade names, respectively. The MICHELE trade name is reported within the Company’s North America Wholesale segment while the ZODIAC and OYZTERBAY trade names are reported within the Europe Wholesale segment.

8. Derivatives and Risk Management

The Company is exposed to certain risks relating to its ongoing business operations, which it attempts to manage by using derivative instruments. The primary risks managed by using derivative instruments are the fluctuations in global currencies that will ultimately be used to settle future payments of intercompany inventory transactions, denominated in U.S. dollars, by non-U.S. dollar functional currency subsidiaries. Specifically, the Company projects future intercompany purchases by its non-U.S. dollar functional currency subsidiaries generally over a period of up to eighteen months. The Company enters into foreign currency forward contracts (“forward contracts”) generally for up to 65% of the forecasted purchases to manage fluctuations in global currencies that will ultimately be used to settle such U.S. dollar denominated inventory purchases. Forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon settlement date. The majority of the Company’s forward contracts are designated as single cash flow hedges. Fluctuations in exchange rates will either increase or decrease the Company’s U.S. dollar equivalent cash flows from these intercompany inventory transactions, which will affect the Company’s U.S. dollar earnings. Gains or losses on the forward contracts are expected to offset these fluctuations to the extent the cash flows are hedged by the forward contracts. The Company also periodically enters into forward contracts to manage exchange rate risks associated with certain non-inventory intercompany transactions and to which the Company does not elect hedge treatment under ASC 815, Derivatives and Hedging (“ASC 815”). The Company did not have any outstanding forward contracts not designated as hedging instruments as of fiscal years 2010 or 2009.

The Company’s forward contracts purchased to hedge exchange rate risk associated with intercompany inventory transactions meet the criteria for hedge eligibility noted in ASC 815-20-25-30 and ASC 815-20-25-43(b)(4), which requires that they represent foreign-currency-denominated forecasted intra-entity transactions in which (1) the operating unit that has the foreign currency exposure is a party to the hedging instrument and (2) the hedged transaction is denominated in a currency other than the hedging unit’s functional currency. At the inception of the hedge, the hedging relationship is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk. In accordance with ASC 815, the Company assesses hedge effectiveness under the critical terms matched method at inception and at least quarterly throughout the life of the hedging relationship. If the critical terms (i.e. amounts, currencies and settlement dates) of the forward currency exchange contract match the terms of the forecasted transaction, the Company concludes that there is no hedge ineffectiveness. The Company’s cash flow hedges resulted in no ineffectiveness in the statements of income and comprehensive income for the fiscal years 2010, 2009 and 2008.

The accounting for gains and losses that result from changes in the fair values of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments. Changes in the fair value of derivatives not designated as hedging instruments are recognized in earnings when they occur per ASC 815-10-35-2. For a derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss), net of taxes and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, the Company’s hedges resulted in no ineffectiveness in the consolidated statements of income and comprehensive income, and there were no components excluded from the assessment of hedge effectiveness for the fiscal years 2010, 2009 and 2008.

ASC 815 requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. Forward contracts designated as cash flow hedges are recorded at fair value at each balance sheet date and the change in fair value is recorded to other comprehensive income (loss) within the equity section of the balance sheet until such forward contract gains (losses) become realized or the cash flow hedge relationship is terminated. If the cash flow hedge relationship is terminated, the derivatives gains or losses that are deferred in other comprehensive income (loss) will be recognized in earnings when the hedged cash flows occur. However, for cash flow hedges that are terminated because the forecasted transaction is not expected to occur in the original specified time period, the derivative gains, or losses are immediately recognized in earnings. There were no gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges as of January 1, 2011 or as of January 2, 2010. Hedge accounting is discontinued if it is determined that the derivative is not highly effective. The Company records all cash flow hedge assets and liabilities on a gross basis as they do not meet the ASC 210-20, Balance Sheet-Offsetting balance sheet netting criteria as the Company does not have master netting agreements established with the derivative counterparties that would allow for net settlement.

As of January 1, 2011, the Company had the following outstanding forward contracts that were entered into to hedge the future payments of intercompany inventory transactions (in thousands):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Euro	96,873	U.S. Dollar	126,235
British Pound	15,658	U.S. Dollar	25,000
Japanese Yen	4,063,900	U.S. Dollar	46,939
Mexican Peso	33,703	U.S. Dollar	2,620
Australian Dollar	22,300	U.S. Dollar	19,592
Canadian Dollar	10,140	U.S. Dollar	9,878

The effective portion of gains and losses on derivative instruments that was recognized in other comprehensive income (loss), net of taxes during 2010 and 2009 is set forth below (in thousands):

Derivatives Designated as Cash Flow Hedges Under ASC 815:	For the Year Ended January 1, 2011	For the Year Ended January 2, 2010
Foreign exchange contracts	$1,016	$(2,911)

Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$1,016	$(2,911)

The following table illustrates the effective portion of gains and losses on derivative instruments designated and qualifying as cash flow hedges recorded in accumulated other comprehensive income (loss) during the term of the hedging relationship and reclassified into earnings, and the gains and losses on derivatives not designated as hedging instruments recorded directly to earnings during fiscal years 2010 and 2009 (in thousands):

Foreign Exchange Contracts Under ASC 815:	Consolidated Income Statement Location		For the Year Ended January 1, 2011	For the Year Ended January 2, 2010
Cash flow hedging instruments	Other income - net	Total gain reclassified from other comprehensive income (loss), net of taxes into income, net of taxes	$6,703	$1,453

Not designated as hedging instruments	Other income - net	Total loss recognized in income	(1,879)	0

		Total	$4,824	$1,453

The table below discloses the Company’s fair value amounts as separate asset and liability values, presents the fair value of derivative instruments on a gross basis and identifies the line item in the balance sheet in which the fair value amounts for these categories of derivative instruments are included (in thousands).

	Asset Derivatives				Liability Derivatives
	January 1, 2011		January 2, 2010		January 1, 2011		January 2, 2010
Foreign exchange contracts under ASC 815:	Consolidated Balance Sheet Location	Fair Value	Consolidated Balance Sheet Location	Fair Value	Consolidated Balance Sheet Location	Fair Value	Consolidated Balance Sheet Location	Fair Value
Cash flow hedging instruments	Prepaid expenses and other current assets	$1,388	Prepaid expenses and other current assets	$2,122	Accrued expenses -other	$8,583	Accounts payable	$2,116
Cash flow hedging instruments	Intangible and other assets - net	240	Intangible and other assets - net	0	Other long-term liabilities	1,639	Other long-term liabilities	0

Total foreign exchange contracts under ASC 815:		$1,628		$2,122		$10,222		$2,116

At the end of fiscal year 2010, the Company had foreign exchange contracts with maturities extending through 2012. The estimated net amount of the existing gains and losses at the reporting date that is expected to be reclassified into earnings within the next 12 months is a loss of $5.4 million.

9. Fair Value Measurements

The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

ASC 820, Fair Value Measurement and Disclosures (“ASC 820”), establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•	Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3—Unobservable inputs based on the Company’s assumptions.

ASC 820 requires the use of observable market data if such data is available without undue cost and effort.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of January 1, 2011 (in thousands):

	Fair Value at January 1, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
Investments in bonds	$7,705	$0	$0	$7,705
Investment in publicly traded equity securities	1,159	0	0	1,159
Foreign exchange forward contracts	0	1,628	0	1,628
Deferred compensation plan assets:
Investment in publicly traded mutual funds	3,295	0	0	3,295

Total	$12,159	$1,628	$0	$13,787

Liabilities:
Foreign exchange forward contracts	$0	$10,222	$0	$10,222

Total	$0	$10,222	$0	$10,222

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of January 2, 2010 (in thousands):

	Fair Value at January 2, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
Investments in bonds	$7,453	$0	$0	$7,453
Investment in publicly traded equity securities	542	0	0	542
Foreign exchange forward contracts	0	2,122	0	2,122
Deferred compensation plan assets:
Investment in publicly traded mutual funds	2,847	0	0	2,847

Total	$10,842	$2,122	$0	$12,964

Liabilities:
Foreign exchange forward contracts	$0	$2,116	$0	$2,116

Total	$0	$2,116	$0	$2,116

The fair values of the Company’s available-for-sale securities and deferred compensation plan assets are based on quoted prices. The deferred compensation plan assets are recorded as intangible and other assets-net. The foreign exchange forward contracts are entered into by the Company principally to hedge the future payment of intercompany inventory purchases by non-U.S. subsidiaries. The fair values of the Company’s foreign exchange forward contracts are based on published quotations of spot currency rates and forwards points, which are converted into implied forward currency rates.

The Company has evaluated its short-term and long-term debt and believes, based on the interest rates, related terms and maturities, that the fair values of such instruments approximate their carrying amounts. As of January 1, 2011 and January 2, 2010, the carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated their values due to the short-term maturities of these accounts.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a nonrecurring basis as of January 1, 2011 (in thousands):

		Fair Value Measurements Using
	For the Year Ended January 1, 2011	Level 1	Level 2	Level 3	Total Gains/(Losses)
Assets:
Specific Company-owned stores - net	$0	$0	$0	$0	$(1,848)
Specific Company-owned office - net	8,863	0	0	8,863	(3,738)
Specific trade names	438	0	0	438	(1,843)

Total		$0	$0	$9,301	$(7,429)

In accordance with the provisions of ASC 360, Property, Plant and Equipment, property, plant and equipment—net with a carrying amount of $2.1 million related to Company-owned retail store leasehold improvements, fixturing, computer software and computer hardware was deemed not recoverable, resulting in an impairment charge of $1.8 million after estimated insurance proceeds of $0.3 million for fiscal year 2010. Property, plant and equipment—net with a carrying amount of $12.6 million associated with a Company-owned office building was written down to a fair value of $8.9 million, based on a third-party appraisal, resulting in an impairment charge of $3.7 million included in earnings for fiscal year 2010. Both the fair values of the Company-owned retail stores and the Company-owned office building were determined using Level 3 inputs. If undiscounted cash flows estimated to be generated through the operation of Company-owned retail stores are less than the carrying value of the underlying assets, impairment losses are recorded. Impairment expense and associated insurance recoveries related to Company-owned retail stores are recorded in selling and distribution expenses within the Direct to Consumer segment. The impairment expense related to the Company-owned office building was recorded in general and administrative expenses within the corporate cost area.

In accordance with the provisions of ASC 350, Intangibles—Goodwill and Other, intangible and other assets—net with a carrying amount of $2.2 million were written down to an implied fair value of $0.4 million, resulting in an impairment charge of $1.8 million, which was included in earnings during fiscal year 2010.

10. Debt

Short-Term U.S.-based: On December 17, 2010, the Company entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, swingline lender and issuing lender, Wells Fargo Securities, LLC, as sole lead arranger and sole book manager and Bank of America, N.A., as lender. The Credit Agreement provides for revolving credit loans in the amount of $300 million, a swingline loan of $20 million, and the provision of letters of credit. The Credit Agreement expires and is due and payable on December 17, 2013. It is guaranteed by all direct and indirect material domestic subsidiaries of the Company, as provided in a subsidiary guaranty agreement, and secured by 65% of the total outstanding voting capital stock and 100% of the non-voting Capital Stock of Fossil Europe B.V. and Swiss Technology Holding GmbH, foreign subsidiaries of the Company, pursuant to a pledge agreement. In connection with entering into the Credit Agreement, the Company paid upfront fees of approximately $1.2 million which will be amortized over the life of the Credit Agreement.

Amounts outstanding under the revolving credit facility under the Credit Agreement (the “Revolver”) bear interest at the Company’s option of (i) the base rate (defined as the higher of (a) the prime rate publicly announced by Wells Fargo (3.50% at fiscal year end 2010), (b) the federal funds rate plus 1.50% and (c) the London Interbank Offer Rate (“LIBOR”) (1.51% at fiscal year end 2010) plus 1.50%) plus the base rate applicable margin (which varies based upon the Company’s consolidated leverage ratio (the “Ratio”) from 0.25% if the Ratio is less than 1.00 to 1.00 to 1.00% if the Ratio is greater than or equal to 2.00 to 1.00) or (ii) the LIBOR rate (defined as the quotient obtained by dividing (a) LIBOR by (b) 1.00 minus the Eurodollar reserve percentage) plus the LIBOR rate applicable margin (which varies based upon the Ratio from 1.25% if the Ratio is less than 1.00 to 1.00 to 2.00% if the Ratio is greater than or equal to 2.00 to 1.00). Amounts outstanding under the swingline loan under the Credit Agreement or upon any drawing under a letter of credit bear interest at the base rate plus the base rate applicable margin. Interest based upon the base rate is payable quarterly in arrears. Interest based upon the LIBOR rate is payable either monthly or quarterly in arrears, depending on the interest period selected by the Company. The Revolver also includes a commitment fee ranging from 0.20% to 0.35% for any amounts un-used under such Revolver.

The Credit Agreement replaced that certain Loan Agreement dated as of September 23, 2004, as amended, by and between Fossil Partners, L.P. (“LP”), a subsidiary of the Company, as borrower, the Company, and certain subsidiaries of the Company, as guarantors, and Wells Fargo, which was scheduled to mature on December 31, 2010 (the “Old Agreement”). No amounts were outstanding under the Old Agreement except for three letters of credit in the aggregate amount of $598,000. Upon termination of the Old Agreement, these letters of credit continued to be issued and outstanding under the Credit Agreement. No penalties or other early termination fees were incurred in connection with the termination of the Old Agreement.

Loans under the Credit Agreement may be prepaid, in whole or in part, at the option of the Company, in minimum principal amounts of $2.0 million or increments of $1.0 million in excess thereof with respect to a base rate loan, $5.0 million or increments of $1.0 million in excess thereof with respect to a LIBOR rate loan and $100,000 or increments of $100,000 in excess thereof with respect to a swingline loan. Loans under the Credit Agreement must be repaid, or letter of credit obligations cash collateralized with the net proceeds of certain asset sales, insurance and condemnation events. The Company may permanently reduce the revolving credit commitment at any time, in whole or in part, without premium or penalty, in a minimum aggregate principal amount of not less than $3.0 million or increments of $1.0 million in excess thereof.

Wells Fargo can accelerate the repayment obligation upon the occurrence of an event of default, including the failure to pay principal or interest, a material inaccuracy of a representation or warranty, violation of covenants, cross-default, change in control, bankruptcy events, failure of a loan document provision, certain ERISA events and material judgments. There were no outstanding borrowings as of the end of fiscal year 2010. Amounts available under the Revolver are reduced by any amounts outstanding under stand-by letters of credit. At the end of fiscal year 2010, the Company had available borrowings of approximately $299.6 million under the Revolver. As a result of no outstanding borrowing during fiscal years 2010 and 2009, the Company incurred no interest expense related to the Revolver or the Old Agreement during fiscal year 2010 and 2009. The Company’s interest expense related to outstanding borrowings under the Old Agreement was $120,000 for 2008.

Financial covenants governing the Credit Agreement require the Company to maintain (i) a consolidated leverage ratio no greater than 2.50 to 1.00, (ii) consolidated tangible net worth no less than the sum of (a) $600 million plus (b) 25% of positive consolidated net income, (iii) consolidated net income that is not negative for any two consecutive fiscal quarters, and (iv) maximum capital expenditures not in excess of $125 million in any fiscal year, subject to certain adjustments. The Credit Agreement contains representations, warranties, covenants, events of default and indemnities that are customary for agreements of this type. The Company is in compliance with all covenants related to the Revolver as of January 1, 2011.

Short-Term Foreign-based: The Company’s Japanese subsidiary, Fossil Japan, entered into a 400 million Yen short-term credit facility agreement (the “Facility”) on December 30, 2010. The Facility replaced two separate 150 million Yen short-term credit facilities that expired in fiscal year 2010. The Facility bears interest at the short-term prime rate (1.475% at fiscal year end 2010). Japan-based borrowings, in U.S. dollars, under this facility were approximately $4.9 million at fiscal year end 2010. Japan-based borrowings, in U.S. dollars, under the two 150 million Yen facilities were approximately $3.2 million at fiscal year end 2009. Up to May 3, 2008, Fossil U.K. Ltd. (“Fossil UK”) maintained a 4.0 million British Pound revolving credit facility with interest costs under this facility based upon the aggregate of the Margin, LIBOR and Mandatory Lending Agreement (“MLA”) costs (7.11% on a combined basis at fiscal year end 2008). On May 3, 2008, Fossil U.K. retired all outstanding borrowings under this facility and did not renew the facility upon expiration in 2008. The Company incurred approximately $61,000, $61,000 and $142,000 of interest expense related to Japan and UK borrowings for 2010, 2009 and 2008, respectively. The borrowings entered into by Fossil Japan and Fossil UK were primarily used for working capital purposes and the purchase of a new office/distribution center, respectively. Additionally, at the end of fiscal years 2010 and 2009, the Company had current capital lease obligations of $283,000 and $297,000, respectively. At the end of fiscal years 2010 and 2009, the Company had total outstanding short-term borrowings of $5.3 million and $3.6 million, respectively.

Long-Term Foreign-based: On September 21, 2007, Fossil Group Europe, Gmbh (“FGE”), a wholly owned subsidiary of the Company, entered into a long-term note payable with its primary bank (the “FGE Note”) related to the purchase of a building in Basel, Switzerland. The FGE Note has a variable interest rate (2% at fiscal year end 2010) with interest payments due quarterly. This note requires minimum principal payments of 100,000 Swiss Francs (approximately $107,000 U.S. dollars at fiscal year end 2010), per year with no stated maturity and no penalties for early payment. The FGE Note requires FGE to submit an annual balance sheet and income statement and is secured by the Company’s building in Basel, Switzerland. The Company incurred approximately $76,000, $76,000, and $119,000 of interest expense related to the FGE Note for 2010, 2009, and 2008, respectively. At the end of fiscal years 2010 and 2009, amounts outstanding under the FGE Note were $3.9 million and $3.6 million, respectively. In addition, at the end of fiscal years 2010 and 2009, the Company had outstanding long-term capital lease obligations of $659,000 and $952,000, respectively. At the end of fiscal years 2010 and 2009, the Company had total outstanding long-term borrowings of $4.5 million and $4.5 million, respectively.

Letters of Credit: On January 15, 2010, FGE and LP executed a renewal of their Letter of Credit Facility (the “LC Facility”) with the Hongkong and Shanghai Banking Corporation Limited (“HSBC”). Fossil Asia Pacific Ltd. was added to the LC Facility as part of the renewal. The purpose of the LC Facility is to allow for up to $40 million of commercial and/or standby letters of credit. At the end of fiscal years 2010 and 2009, the Company had outstanding letters of credit of approximately $37.2 million and $24.9 million, respectively, and stand-by letters of credit of approximately $412,000 and $412,000, respectively. Letters of credit and stand-by letters of credit are primarily issued to vendors for the purchase of merchandise. On February 7, 2011, the Company, LP, FGE and Fossil Asia Pacific Ltd. executed a new Letter of Credit Facility (the “New Facility”) with HSBC to allow for $60 million of commercial and/or standby letters of credit. The New Facility will replace the LC Facility.

11. Other Income (Expense)—Net

Other income (expense)—net consists of the following (in thousands):

Fiscal Year	2010	2009	2008
Interest income	$1,503	$1,310	$4,209
Equity in the earnings of joint venture, net of tax	1,382	1,146	1,562
Currency gains (losses)	5,227	5,779	(16,897)
Royalty income	462	478	453
Other gains (losses)	341	(207)	(338)

Other income (expense) - net	$8,915	$8,506	$(11,011)

12. Taxes

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the consolidated deferred tax assets and liabilities were (in thousands):

Fiscal Year	2010	2009
Current deferred income tax assets (liabilities):
Bad debt allowance	$7,028	$5,018
Returns allowance	15,468	9,162
Inventory	10,144	7,442
Warranty reserve	1,054	0
Compensation	2,894	1,999
Accrued liabilities	3,536	4,021
In-transit returns inventory	(6,024)	(3,788)
Deferred rent	789	874
Loss carry-forwards	1,596	1,047
Other	6,837	5,657

Total current deferred tax assets	43,322	31,432
Valuation allowance	(1,486)	(2,495)

Net current deferred income tax assets	$41,836	$28,937

Long-term deferred income tax (liabilities) assets:
Unrealized exchange losses	2,520	(298)
State income tax and interest on tax contingencies	925	2,654
Fixed assets	(8,847)	(10,758)
Trade-names and customer list	(7,168)	(7,127)
Compensation	5,972	4,408
Deferred rent	3,264	3,252
Loss carry-forwards	2,375	3,516
Undistributed earnings of certain foreign subsidiaries	(44,122)	(18,141)
Tax deductible foreign reserves	(1,229)	(654)
Other	2,038	1,233

Total deferred income tax liabilities	(44,272)	(21,915)
Valuation allowance	(2,695)	(2,470)

Net long-term deferred income tax liabilities	$(46,967)	$(24,385)

Total long-term deferred income tax assets	926	2,654
Total deferred income tax liabilities	(47,893)	(27,039)

Net long-term deferred income tax liabilities	$(46,967)	$(24,385)

The deferred income tax asset for loss carry-forwards includes $13.8 million of net operating losses of foreign subsidiaries. Valuation allowances have been recorded to reflect the estimated amount of deferred tax assets that may not be realized on these losses. The amounts and the fiscal year of expiration are indicated below (in thousands).

Operating loss carry-forwards

Expires 2011	$49
Expires 2012	57
Expires 2013	0
Expires 2014	818
Expires 2015	2,224
Expires thereafter	10,630

Total loss carry-forwards	$13,778

The following table identifies income before income taxes for the Company’s U.S. and non-U.S. based operations for the fiscal years indicated (in thousands):

Fiscal Year	2010	2009	2008
U.S.	$154,318	$94,543	$68,457
Non-U.S.	229,892	125,355	125,747

Total	$384,210	$219,898	$194,204

The Company’s provision for income taxes consists of the following for the fiscal years indicated (in thousands):

Fiscal Year	2010	2009	2008
Current provision:
U.S. federal	$54,820	$46,350	$27,732
Non-U.S.	44,613	22,629	21,127
State and local	4,535	3,284	2,386

Total current	103,968	72,263	51,245
Deferred provision
U.S. federal	19,112	3,320	5,013
Non-U.S.	(3,188)	(39)	(3,850)
State and local	(572)	60	(57)

Total deferred	15,352	3,341	1,106

Provision for income taxes	$119,320	$75,604	$52,351

The expected cash payments for the current domestic income tax expense for 2010, 2009 and 2008 were reduced by approximately $12.5 million, $2.1 million and $2.1 million, respectively, as a result of tax deductions related to the exercise of non-qualified stock options and stock appreciation rights and the vesting of restricted stock and restricted stock units. The expected cash payments for current foreign tax expense were reduced by $1.7 million in 2010 and $0.5 million in 2009 as a result of tax deductions related to the exercise of stock options and the vesting of restricted stock granted to foreign employees. The income tax benefits resulting from these stock-based compensation plans have been recorded to additional paid in capital. Total deferred income tax expense of $15.4 million, $3.3 million and $1.1 million for fiscal years 2010, 2009 and 2008, respectively, are included in deferred income taxes and other on the consolidated statements of cash flows.

The Company was granted a 100% tax holiday for its watch assembly activities in Switzerland for tax years 2003 through 2007 and a 60% tax holiday for tax years 2008 through 2012. After 2012, the Company will pay the full Swiss tax rate on its watch assembly activities. This holiday had the effect of reducing current foreign income taxes by $240,000, $130,000, and $220,000 in fiscal years 2010, 2009 and 2008, respectively.

A reconciliation of income tax computed at the U.S. federal statutory income tax rate of 35% to the provision for income taxes is as follows:

Fiscal Year	2010	2009	2008
Tax at statutory rate	35.0%	35.0%	35.0%
State, net of federal tax benefit	0.9	0.8	0.9
Foreign rate differential	(11.1)	(9.2)	(13.8)
U.S. tax on foreign income	9.8	8.7	12.6
Income tax contingencies	(3.7)	(0.4)	(8.0)
Other	0.2	(0.5)	0.3

Provision for income taxes	31.1%	34.4%	27.0%

Deferred U.S. federal income taxes and foreign withholding taxes are not provided on undistributed earnings of certain foreign subsidiaries where management plans to continue reinvesting these earnings outside the U.S. The amount of undistributed earnings that would be subject to tax if distributed is approximately $267 million at January 1, 2011. Determination of tax amounts that would be payable if earnings were distributed to the U.S. company is not practicable.

The total amount of unrecognized tax benefits under ASC 740, excluding interest and penalties that would favorably impact the effective tax rate in future periods, if recognized is $8.1 million for fiscal year 2010, $7.8 million for fiscal year 2009, and $8.9 million for fiscal year 2008. During the second quarter of fiscal 2010, the examination phase of the Internal Revenue Service (“IRS”) audit for tax years 2005 and 2006 was completed. The IRS proposed certain adjustments to the Company’s tax returns and the Company filed a protest. The protest is under review by the IRS Office of Appeals and may be resolved within the next twelve months. The Company is also subject to examinations in various state and foreign jurisdictions for the 2005-2009 tax years, none of which the Company believes are individually significant. Audit outcomes and timing of audit settlements are subject to significant uncertainty.

The Company has classified uncertain tax positions as long-term income taxes payable unless such amounts are expected to be paid within twelve months from January 1, 2011. As of January 1, 2011, the Company has recorded $2.7 million of unrecognized tax benefits, excluding interest and penalties, for positions that could be settled within the next twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes receivable/payable, respectively. The total amount of accrued income tax-related interest in the consolidated balance sheet was $1.3 million and $5.2 million at January 1, 2011 and January 2, 2010, respectively. The total amount of penalties included in the consolidated balance sheet was $0.3 million at January 2, 2010. There were no penalties in the consolidated balance sheet at January 1, 2011. The Company accrued interest expense of $0.8 million, $1.8 million and $3.0 million in each of fiscal years 2010, 2009 and 2008.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the fiscal years indicated (in thousands):

Fiscal Year	2010	2009	2008
Balance at beginning of year	$35,426	$33,855	$57,195
Gross increases - Tax positions in prior years	2,680	4,676	2,710
Gross decreases - Tax positions in prior years	(27,799)	(641)	(21,473)
Gross increases - current year tax positions	842	2,428	3,869
Settlements	(204)	0	(8,595)
Lapse in statute of limitations	0	(4,902)	0
Increase due to currency revaluation	0	10	149

Balance at end of year	$10,945	$35,426	$33,855

13. Commitments and Contingencies

License Agreements. The Company has various license agreements to market watches bearing certain trademarks or patents owned by various third-parties. In accordance with these agreements, the Company incurred royalty expense of approximately $109.4 million, $73.9 million and $74.9 million in fiscal years 2010, 2009 and 2008, respectively. These amounts are included in the Company’s cost of sales or if advertising related, selling and distribution expenses. The Company has various license agreements in effect at fiscal year end 2010 which expire on dates between fiscal years 2011 and 2015 and such license agreements also require the Company to pay royalties ranging from 3% to 20% of defined net sales. Future minimum royalty commitments under such license agreements, by fiscal year, are as follows (in thousands):

2011	$84,882
2012	74,083
2013	64,255
2014	29,008
2015	17,607
Thereafter	0

$269,835

Leases. The Company leases its retail and outlet store facilities as well as certain of its office and warehouse facilities and equipment under non-cancelable operating leases and capital leases. Most of the retail and outlet store leases provide for contingent rental payments based on operating results and require the payment of taxes, insurance and other costs applicable to the property. Generally, these leases include renewal options for various periods at stipulated rates. Rent expense under these agreements was approximately $88.6 million, $77.6 million and $62.7 million for fiscal years 2010, 2009 and 2008, respectively. Contingent rent expense was approximately $3.8 million, $1.8 million and $1.7 million for fiscal years 2010, 2009 and 2008, respectively. Future minimum rental commitments under such non-cancelable leases, by fiscal year, are as follows (in thousands):

	Operating	Capital
2011	$73,742	$292
2012	69,178	292
2013	58,849	293
2014	51,585	90
2015	44,268	1
Thereafter	124,618	0

	$422,240	$968

Less amount representing interest		(26)

Capital lease obligations, included in short-term debt and in long-term debt		$942

The Company has entered into a sublease agreement with a third-party related to one of its former retail store locations, which expires in 2011. Future sublease income is expected to be approximately $623,000 for fiscal year 2011.

Purchase Obligations. As of January 1, 2011, the Company had purchase obligations totaling $124.0 million.

Asset Retirement Obligations. ASC 410, Asset Retirement and Environmental Obligations (“ASC 410”) requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Company’s asset retirement obligations relate to costs associated with the retirement of leasehold improvements under store and office leases within the Europe Wholesale segment and the Asia Pacific Wholesale segment and under retail store leases within the Direct to Consumer segment. The Company had asset retirement obligations of $3.4 million as of January 1, 2011.

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

14. Stockholders’ Equity and Benefit Plans

Common and Preferred Stock. The Company has 100,000,000 shares of common stock, par value $0.01 per share, authorized, with 67,881,522 and 66,899,736 shares issued and outstanding at fiscal year end 2010 and 2009, respectively. The Company has 1,000,000 shares of preferred stock, par value $0.01 per share, authorized, with none issued or outstanding. Rights, preferences and other terms of preferred stock will be determined by the Board of Directors at the time of issuance.

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

During fiscal years 2008 and 2007, the Company’s Board of Directors approved two stock repurchase programs, pursuant to which up to 2.0 million shares of its common stock could be repurchased under each program. During fiscal years 2008 and 2007, the Company completed these two repurchase programs and retired 3.6 million and 0.4 million shares, respectively, of its common stock at a cost of approximately $105.9 million and $15.9 million, respectively. During fiscal year 2009, the Company’s Board of Directors approved a stock repurchase program pursuant to which $20 million could be used to repurchase outstanding shares of the Company’s common stock. The Company did not repurchase any shares under this authorization during fiscal year 2009. During fiscal year 2010, the Company repurchased approximately 528,000 shares to complete this repurchase program. In fiscal year 2010, the Company’s Board of Directors approved two common share repurchase programs pursuant to which up to $30 million and $750 million, respectively, could be used to repurchase outstanding shares of the Company’s common stock. The $750 million repurchase program has a termination date of December 2013 and the $30 million repurchase program has no termination date. The Company repurchased 3.1 million shares under the $750 million repurchase program during fiscal year 2010, at a cost of $179.2 million. These repurchase programs were conducted pursuant to Rule 10b-18 of the Securities Exchange Act of 1934. At the end of fiscal year 2010 the Company had open authorizations to repurchase approximately $601 million of its common stock.

Noncontrolling Interest. The following table summarizes the effects of changes in the Company’s ownership interest in its subsidiaries on equity (in thousands):

	For the 52 Weeks Ended
	January 1, 2011	January 2, 2010
Net income attributable to Fossil, Inc.	$255,205	$139,188

Transfers (to) from the noncontrolling interest
Decrease in Fossil, Inc.'s additional paid-in capital for purchases of 371 common shares of Fossil Taiwan	(711)	0

Net transfers to noncontrolling interest	(711)	0

Change from net income attributable to Fossil, Inc. and transfers to noncontrolling interest	$254,494	$139,188

Deferred Compensation and Savings Plans. The Company has a savings plan in the form of a defined contribution plan (the “401(k) Plan”) for substantially all U.S. based full-time employees of the Company. The Company’s common stock is one of several investment alternatives available under the 401(k) Plan. The Company has a discretionary match for the 401(k) Plan. After one year of service (minimum of 1,000 hours worked), the Company matches 50% of employee contributions up to 3% of their compensation and 25% of employee contributions between 4% and 6% of their compensation. Matching contributions made by the Company to the 401(k) Plan totaled approximately $1.3 million, $186,000 and $1.2 million for 2010, 2009 and 2008, respectively. In March 2009, the Company eliminated the employer match portion of the 401(k) Plan and, effective January 2010, the Company reinstated the employer match program. The Company also has the right to make certain additional matching contributions not to exceed 15% of employee compensation. The Company did not make any additional matching contributions during 2010, 2009 and 2008.

In December 1998, the Company adopted the Fossil, Inc. and Affiliates Deferred Compensation Plan (the “Deferred Plan”). Eligible participants may elect to defer up to 50% of their salary or up to 100% of any bonuses paid pursuant to the terms and conditions of the Deferred Plan. In addition, the Company may make employer contributions to participants under the Deferred Plan from time to time. The Company made no contributions to the Deferred Plan during 2010, 2009 and 2008. The Company has made payments pursuant to the Deferred Plan into a Rabbi Trust. The funds held in the Rabbi Trust are directed to certain investments available through life insurance products and accounted for in accordance with Emerging Issues Task Force No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested (now codified within ASC 710, Compensation—General (“ASC 710”)). As of January 1, 2011, the Company had an asset of $3.3 million related to the Company’s invested balances recorded in Intangibles and Other Assets—Net and a liability of $1.8 million related to the participants’ invested balances recorded in Accrued Expenses Other.

Stock-Based Compensation Plans. The Company accounts for stock-based compensation in accordance with the provisions of ASC 718, using the Black-Scholes option pricing model to determine the fair value of stock options and stock appreciation rights at the date of grant. The Company’s current stock-based compensation plans include: (a) stock options and restricted stock for its international employees, (b) stock options and restricted stock units for its non-employee directors and (c) stock appreciation rights, restricted stock and restricted stock units for its U.S.-based employees. As of January 1, 2011, there was approximately $19.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the incentive plans. This cost is expected to be recognized over a weighted-average period of approximately two years.

Long-Term Incentive Plans. An aggregate of 4,685,030 shares of the Company’s common stock were reserved for issuance pursuant to the Company’s 2008 Long-Term Incentive Plan (“2008 LTIP”), adopted in March 2008. Designated employees of the Company, including officers and directors, certain contractors, and outside directors of the Company are eligible to receive (i) stock options, (ii) stock appreciation rights, (iii) restricted or non-restricted stock awards, (iv) restricted stock units, (v) cash awards, or (vi) any combination of the foregoing. The 2008 LTIP is administered by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”). Each award issued under the 2008 LTIP terminates at the time designated by the Compensation Committee, not to exceed ten years. The current stock options, stock appreciation rights, restricted stock and restricted stock units outstanding have original vesting periods that predominately range from three to five years. All stock appreciation rights and restricted stock units are settled in shares of the Company’s common stock. Effective January 1, 2010, the Company’s Board of Directors approved a new equity compensation package for nonemployee directors. Each nonemployee director will receive restricted stock units valued at $100,000 on the date of the annual stockholders’ meeting. These grants are scheduled to vest on the earlier of one year from the date of grant or the next annual stockholders’ meeting date.

Prior to the Company establishing the 2008 LTIP, stock-based compensation awards were made to employees and nonemployee directors pursuant to the Company’s initial Long-Term Incentive Plan (“LTIP”) and Nonemployee Director Stock Option Plan (“Nonemployee Plan”), respectively. Each award issued under the LTIP terminates at the time designated by the Compensation Committee, not to exceed ten years. The current options, stock appreciation rights, restricted stock and restricted stock units outstanding have original vesting periods that predominately range from three to five years. All stock appreciation rights and restricted stock units are settled in shares of the Company’s common stock. The exercise prices of stock options granted under the Nonemployee Plan were not less than the fair market value of the Company’s common stock at the date of grant. Pursuant to the Nonemployee Plan, 50% of the options granted became exercisable on the first anniversary of the date of grant and in two additional installments of 25% each on the second and third anniversaries. On March 26, 2008, the Company’s Board of Directors elected to terminate these prior plans and grants to employees and nonemployee directors since the termination date have been made under the 2008 LTIP. However, the termination of the LTIP and the Nonemployee plans did not impair outstanding awards representing 932,418 shares and 83,750 shares, respectively, of the Company’s common stock which continued in accordance with their original terms.

Restricted Stock Plan. The 2002 Restricted Stock Plan of the Company was intended to advance the interests of the Company, its subsidiaries and its stockholders in order to attract, retain and motivate key employees by providing them with additional incentives through the award of shares of restricted stock. Shares awarded under the Restricted Stock Plan were funded with shares contributed to the Company from a significant stockholder. During 2006, 44,200 shares of stock were contributed to the Restricted Stock Plan by the stockholder and reissued by the Company to employees. At fiscal year end 2010, 22,250 shares issued to employees were forfeited and subsequently canceled and retired. There were no shares forfeited by employees under this plan in fiscal years 2009 or 2008. The restricted shares outstanding have original vesting periods that predominantly range from one to five years. These shares were accounted for at fair value at the date of grant. On August 29, 2007, the Company’s Board of Directors elected to terminate this plan. However, the termination did not impair outstanding awards representing 8,390 shares of common stock, which continued in accordance with their original terms.

Stock Options and Stock Appreciation Rights. The fair value of stock options and stock appreciation rights granted under the Company’s stock-based compensation plans was estimated on the date of grant using the Black-Scholes option-pricing model. The table below outlines the weighted average assumptions for these award grants:

	2010	2009	2008
Risk-free interest rate	1.4%	1.8%	2.3%
Expected term (in years)	5.8	5.9	6.4
Expected volatility	50.4%	53.2%	52.0%
Expected dividend yield	0.0%	0.0%	0.0%
Estimated fair value per options/stock appreciation right granted	$18.60	$13.65	$14.96

The expected term of the options represent the estimated period of time until exercise and is based on historical experience of similar awards. Expected stock price volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent remaining term.

The Company receives a tax deduction for certain stock option exercises/restricted stock vestings when the options/restricted shares are exercised/vested. Generally for stock options, the tax deduction is related to the excess of the stock price at the time the stock options are sold over the exercise price of the stock options. For restricted shares, the tax deduction is the fair market value of the Company’s common stock on the date the restricted shares vest. Excess tax benefits from stock-based compensation on the consolidated statements of cash flows for fiscal years 2010, 2009 and 2008 amounted to approximately $12.0 million, $1.2 million and $0.6 million, respectively.

The following table summarizes stock option and stock appreciation rights activity:

Stock Options and Stock Appreciation Rights	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	IN THOUSANDS			IN THOUSANDS
Outstanding at January 5, 2008	2,895	$19.18	5.7	$48,983
Granted	423	28.69
Exercised	(350)	14.01		5,152
Forfeited or expired	(110)	25.48

Outstanding at January 3, 2009	2,858	21.09	5.7	5,862
Granted	317	13.65
Exercised	(315)	12.03		4,935
Forfeited or expired	(49)	24.13

Outstanding at January 2, 2010	2,811	21.21	5.3	35,217
Granted	325	38.37
Exercised	(1,496)	19.98		47,073
Forfeited or expired	(240)	26.82

Outstanding at January 1, 2011	1,400	25.55	5.8	62,889

Exercisable at January 1, 2011	646	22.51	4.3	31,006

Nonvested at January 1, 2011	754	28.16	7.1	31,883

Expected to vest	700	$28.16	7.1	$29,610

The aggregate intrinsic value in the table above is before income taxes and is based on the exercise price for outstanding and exercisable options/rights at January 1, 2011 and based on the fair market value of the Company’s common stock on the exercise date for options/rights that have been exercised during the fiscal year.

Stock Options and Stock Appreciation Rights Outstanding and Exercisable. The following table summarizes information with respect to options and stock appreciation rights outstanding and exercisable at January 1, 2011:

Stock Options and Stock Appreciation Rights Outstanding				Stock Options and Stock Appreciation Rights Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Number of Shares	Weighted- Average Exercise Price
	IN THOUSANDS			IN THOUSANDS
$6.95 - $13.91	347	$12.64	5.1	156	$11.41
$13.91 - $20.86	150	17.90	4.9	106	17.81
$20.86 - $27.81	267	24.31	4.1	235	24.29
$27.81 - $34.77	317	30.92	6.2	100	31.06
$34.77 - $41.72	276	38.21	8.2	6	35.05
$41.72 - $48.67	43	43.16	7.0	43	43.16

Total	1,400	$25.55	5.8	646	$22.51

The Company has elected to apply the long-form method to determine the hypothetical additional paid-in capital (“APIC”) pool provided by ASC 718-740, Compensation — Stock Compensation — Income (“ASC 718-740”). The Company had determined that a hypothetical pool of excess tax benefits existed in APIC as of January 1, 2006, the date of adoption of ASC 718-740, related to historical stock option and stock appreciation right exercises. In future periods, excess tax benefits resulting from stock option and stock appreciation right exercises will be recognized as additions to APIC in the period the benefit is realized. In the event of a shortfall (that is, the tax benefit realized is less than the amount previously recognized through periodic stock-based compensation expense recognition and related deferred tax accounting), the shortfall would be charged against APIC to the extent of previous excess benefits, if any, including the amounts included in hypothetical APIC pool, and then to tax expense.

Restricted Stock and Restricted Stock Units. The following table summarizes restricted stock and restricted stock unit activity:

Restricted Stock and Restricted Stock Units	Number of Shares	Weighted- Average Grant-Date Fair Value
	IN THOUSANDS
Nonvested at January 5, 2008	443	$21.59
Granted	174	30.18
Vested	(110)	21.37
Forfeited	(12)	25.54

Nonvested at January 3, 2009	495	24.56
Granted	150	13.65
Vested	(142)	23.48
Forfeited	(10)	25.02

Nonvested at January 2, 2010	493	21.54
Granted	215	38.83
Vested	(150)	21.66
Forfeited	(128)	25.35

Nonvested at January 1, 2011	430	29.03

Expected to vest	393	$29.03

The total fair value of shares/units vested during fiscal years 2010, 2009 and 2008 was $5.8 million, $2.4 million and $3.5 million, respectively.

15. Supplemental Cash Flow Information

The following table summarizes the supplemental cash flow information (in thousands):

Fiscal Year	2010	2009	2008
Cash paid during the year for:
Interest	$1,026	$443	$569
Income taxes	$107,787	$62,957	$77,240
Supplemental disclosures of non-cash investing and financing activities:
Additions to property, plant and equipment included in accounts payable	$8,034	$4,349	$3,614
Retirement of treasury stock	$725	$212	$110

16. Supplemental Disclosure for Accumulated Other Comprehensive Income

A summary of changes in accumulated other comprehensive income is as follows (in thousands):

	2010	2009	2008
Unrealized gain (loss) on securities available for sale:
Balance at beginning of year	$(344)	$(1,437)	$(688)
Unrealized gain on marketable investments	554	1,093	51
Other than temporary impairment reclassified into earnings	0	0	(800)

Balance at end of year	210	(344)	(1,437)
Unrealized gain (loss) on cash flow hedges:
Balance at beginning of year	(549)	3,815	(3,398)
Plus change in fair value associated with current period hedging activities, net of taxes of $2,482, ($23), ($1,031), respectively	1,016	(2,911)	3,816
Less reclassification into earnings, net of taxes of $25, $749, and ($56), respectively	6,703	1,453	(3,397)

Balance at end of year	$(6,236)	$(549)	$3,815

Cumulative translation adjustment	$25,444	$35,353	$21,769

Accumulated other comprehensive income	$19,418	$34,460	$24,147

17. Major Customer, Segment and Geographic Information

In accordance with ASC 280, Segment Reporting (“ASC 280”) the Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.

SEGMENT INFORMATION

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments are comprised of North America Wholesale, Europe Wholesale, Asia Pacific Wholesale and Direct to

Consumer. The North America Wholesale, Europe Wholesale and Asia Pacific Wholesale reportable segments do not include activities related to the Direct to Consumer segment. The North America Wholesale segment primarily includes sales to wholesale or distributor customers based in Canada, Mexico, the United States and countries in South America. The Europe Wholesale segment primarily includes sales to wholesale or distributor customers based in European countries, the Middle East and Africa. The Asia Pacific Wholesale segment primarily includes sales to wholesale or distributor customers based in Australia, China (including the Company’s assembly and procurement operations), India, Indonesia, Japan, Malaysia, New Zealand, Singapore, South Korea, Taiwan and Thailand. The Direct to Consumer segment includes Company-owned retail stores, e-commerce sales and catalog activities. Each reportable operating segment provides similar products and services.

The Company evaluates the performance of its reportable segments based on net sales and operating income. Net sales for geographic segments are generally based on the location of the customers. Operating income for each segment includes net sales to third-parties, related cost of sales and operating expenses directly attributable to the segment. General corporate expenses, including certain administrative, legal, accounting, technology support costs, equity compensation costs, payroll costs attributable to executive management and amounts related to intercompany eliminations that are not allocated to the various segments. Intercompany sales of products between segments are referred to as intersegment items.

Certain reclassifications have been made to prior fiscal year amounts to conform with current fiscal year presentation. Due to changes in the Company’s reportable segments as discussed in Note 1 to the consolidated financial statements, segment results for fiscal years 2009 and 2008 have been recast to present results on a comparable basis. These changes had no impact on consolidated net sales or operating income. Summary information by operating segment is as follows (in thousands):

	Fiscal Year 2010
	Net Sales	Operating Income	Depreciation and Amortization	Long-lived Assets	Total Assets
North America Wholesale:			$3,547	$98,970	$585,616
External customers	$779,159	$188,155
Intersegment	151,304
Europe Wholesale:			3,954	85,048	383,301
External customers	547,428	154,729
Intersegment	100,661
Asia Pacific Wholesale:			2,291	17,193	188,459
External customers	220,777	82,037
Intersegment	592,403
Direct to Consumer	483,326	66,339	21,452	96,017	217,620
Intersegment items	(844,368)
Corporate		(114,846)	9,058	29,528	92,577

Consolidated	$2,030,690	$376,414	$40,302	$326,756	$1,467,573

	Fiscal Year 2009
	Net Sales	Operating Income	Depreciation and Amortization	Long-lived Assets	Total Assets
North America Wholesale:			$3,355	$93,065	$459,076
External customers	$551,117	$103,272
Intersegment	181,207
Europe Wholesale:			4,176	104,813	430,921
External customers	467,099	91,295
Intersegment	43,037
Asia Pacific Wholesale:			2,303	18,793	189,172
External customers	153,739	57,507
Intersegment	349,896
Direct to Consumer	376,138	39,047	21,385	82,766	142,986
Intersegment items	(574,140)
Corporate		(79,494)	9,661	30,573	54,328

Consolidated	$1,548,093	$211,627	$40,880	$330,010	$1,276,483

	Fiscal Year 2008
	Net Sales	Operating Income	Depreciation and Amortization	Long-lived Assets	Total Assets
North America Wholesale:			$3,478	$100,041	$377,330
External customers	$560,686	$52,615
Intersegment	251,747
Europe Wholesale:			3,778	110,228	381,772
External customers	551,453	146,460
Intersegment	36,313
Asia Pacific Wholesale:			1,999	15,614	141,727
External customers	161,771	75,229
Intersegment	456,290
Direct to Consumer	309,332	13,060	16,141	77,938	138,257
Intersegment items	(744,350)
Corporate		(81,594)	12,019	20,009	48,210

Consolidated	$1,583,242	$205,770	$37,415	$323,830	$1,087,296

The following table indicates revenue for each class of similar products for the fiscal years 2010, 2009 and 2008 (in thousands):

	Fiscal Year 2010	Fiscal Year 2009	Fiscal Year 2008
Watches	$1,419,205	$1,021,181	$1,059,085
Leathers	340,405	297,591	277,798
Jewelry	166,183	133,949	150,063
Other	104,897	95,372	96,296

Total	$2,030,690	$1,548,093	$1,583,242

GEOGRAPHIC INFORMATION

Wholesale customers of the Company consist principally of major department stores and specialty retail stores located throughout the world. The Company does not have an individual customer that comprises 10% or more of the Company’s net sales. Geographic net sales information is generally based on the location of the customers. Net sales and long-lived assets by geographic area are as follows (in thousands):

	Fiscal Year 2010
	Net Sales	Long-lived Assets
United States	$1,028,840	$161,472
Europe	670,959	135,087
Asia Pacific	267,158	23,617
All other international	63,733	6,580

Consolidated	$2,030,690	$326,756

	Fiscal Year 2009
	Net Sales	Long-lived Assets
United States	$757,837	$161,636
Europe	563,061	142,234
Asia Pacific	183,599	19,418
All other international	43,596	6,722

Consolidated	$1,548,093	$330,010

	Fiscal Year 2008
	Net Sales	Long-lived Assets
United States	$741,600	$169,916
Europe	617,554	129,937
Asia Pacific	184,182	19,302
All other international	39,906	4,675

Consolidated	$1,583,242	$323,830

18. Selected Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly financial information for the fiscal years 2010 and 2009 (in thousands, except per share data):

Fiscal Year 2010	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net sales	$393,229	$412,560	$523,825	$701,076
Gross profit	219,419	236,885	298,743	400,118
Operating expenses	168,156	172,539	187,473	250,582
Operating income	51,263	64,346	111,270	149,536
Income before income taxes	53,739	64,524	111,257	154,690
Provision for income taxes	16,043	7,965	40,353	54,959
Net income	37,696	56,559	70,904	99,731
Net income attributable to noncontrolling interest	1,789	2,074	2,748	3,074
Net income attributable to Fossil, Inc.	35,907	54,485	68,156	96,657
Comprehensive income	25,496	43,323	88,705	92,324
Comprehensive income attributable to noncontrolling interest	1,780	2,062	2,764	3,084
Comprehensive income attributable to Fossil, Inc.	23,716	41,261	85,941	89,240
Earnings per share:
Basic	0.54	0.81	1.02	1.48
Diluted	0.53	0.80	1.00	1.46
Gross profit as a percentage of net sales	55.8%	57.4%	57.0%	57.1%
Operating expenses as a percentage of net sales	42.8%	41.8%	35.8%	35.7%
Operating income as a percentage of net sales	13.0%	15.6%	21.2%	21.3%

Fiscal Year 2009	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net sales	$323,027	$315,865	$381,362	$527,839
Gross profit	169,379	167,182	210,737	297,552
Operating expenses	145,576	144,706	153,373	189,568
Operating income	23,803	22,476	57,364	107,984
Income before income taxes	28,423	26,957	55,654	108,864
Provision for income taxes	9,927	9,709	19,109	36,859
Net income	18,496	17,248	36,545	72,005
Net income attributable to noncontrolling interest	1,176	625	1,270	2,034
Net income attributable to Fossil, Inc.	17,320	16,623	35,275	69,971
Comprehensive income	9,565	25,909	43,209	75,924
Comprehensive income attributable to noncontrolling interest	1,174	627	1,265	2,039
Comprehensive income attributable to Fossil, Inc.	8,391	25,282	41,944	73,885
Earnings per share:
Basic	0.26	0.25	0.53	1.05
Diluted	0.26	0.25	0.52	1.03
Gross profit as a percentage of net sales	52.4%	52.9%	55.3%	56.4%
Operating expenses as a percentage of net sales	45.1%	45.8%	40.2%	35.9%
Operating income as a percentage of net sales	7.4%	7.1%	15.0%	20.5%

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of January 1, 2011, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective at the reasonable assurance level as of January 1, 2011.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external reporting purposes in accordance with generally accepted accounting principles.

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

Management, including our CEO and our CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of January 1, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on its assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of January 1, 2011.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

During the third quarter of fiscal year 2010, we implemented an enterprise resource planning system from SAP in our United Kingdom subsidiary that materially affected our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Fossil, Inc.

Richardson, Texas

We have audited the internal control over financial reporting of Fossil Inc. and subsidiaries (the “Company”) as of January 1, 2011, based on Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended January 1, 2011 of the Company and our report dated March 2, 2011 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/S/ DELOITTE & TOUCHE

Dallas, Texas

March 2, 2011

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information under the headings “Directors and Nominees,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board Committees and Meetings” in our proxy statement to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report, is incorporated herein by reference.

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

March 2, 2011	FOSSIL, INC.

/S/ KOSTA N. KARTSOTIS
Kosta N. Kartsotis,
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ KOSTA N. KARTSOTIS Kosta N. Kartsotis	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 2, 2011

/S/ MIKE L. KOVAR Mike L. Kovar	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 2, 2011

/S/ ELAINE AGATHER Elaine Agather	Director	March 2, 2011

/S/ JEFFREY N. BOYER Jeffrey N. Boyer	Director	March 2, 2011

/S/ ELYSIA HOLT RAGUSA Elysia Holt Ragusa	Director	March 2, 2011

/S/ JAL S. SHROFF Jal S. Shroff	Director	March 2, 2011

/S/ JAMES E. SKINNER James E. Skinner	Director	March 2, 2011

/S/ MICHAEL STEINBERG Michael Steinberg	Director	March 2, 2011

/S/ DONALD J. STONE Donald J. Stone	Director	March 2, 2011

/S/ JAMES M. ZIMMERMAN James M. Zimmerman	Director	March 2, 2011

SCHEDULE II

FOSSIL, INC. AND SUBSIDIARIES

VALUATIONS AND QUALIFYING ACCOUNTS

Fiscal Years 2008, 2009 and 2010

(in Thousands)

		Additions	Deductions
	Balance at the Begining of Period	Charged (Credited) to Operations	Actual Returns or Writeoffs	Balance at End of Period
Classification
Fiscal Year 2008:
Account receivable allowances:
Sales returns	41,878	74,186	73,832	42,232
Bad debts	9,923	8,339	4,898	13,364
Deferred tax asset valuation allowance	1,994	3,035	138	4,891

Fiscal Year 2009:
Account receivable allowances:
Sales returns	42,232	59,435	61,664	40,003
Bad debts	13,364	5,906	3,307	15,963
Deferred tax asset valuation allowance	4,891	2,250	2,176	4,965

Fiscal Year 2010:
Account receivable allowances:
Sales returns	40,003	99,581	76,886	62,698
Bad debts	15,963	6,078	4,080	17,961
Deferred tax asset valuation allowance	4,965	1,501	2,285	4,181

EXHIBIT INDEX

Exhibit Number	Description
3.1	Third Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 25, 2010).

3.2	Third Amended and Restated Bylaws of Fossil, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 25, 2010).

10.1(2)	Fossil, Inc. 1993 Nonemployee Director Stock Option Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).

10.2(2)	Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).

10.3(2)	Form of Award Agreement under the Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-3, registration no. 333-107476, filed with the Securities and Exchange Commission).

10.4(2)	Fossil, Inc. 1993 Savings and Retirement Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-1, registration no. 33-45357, filed with the Securities and Exchange Commission).

10.5(1)	Subordination Agreement of Fossil Trust for the benefit of First Interstate Bank of Texas, N.A. dated as of August 31, 1994.

10.6(1)	Master Licensing Agreement dated as of August 30, 1994, by and between Fossil, Inc. and Fossil Partners, L.P.

10.7(1)	Agreement of Limited Partnership of Fossil Partners, L.P.

10.8(1)(2)	First Amendment to the Fossil, Inc. 1993 Long-Term Incentive Plan.

10.9(1)(2)	Second Amendment to the Fossil, Inc. 1993 Long-Term Incentive Plan.

10.10(1)(2)	Amendment to the Fossil, Inc. 1993 Non-Employee Director Stock Option Plan.

10.11(2)	Third Amendment to the Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated by reference to the Company’s Report on form 10-K for the year ended January 3, 2009).

10.12(1)(2)	2002 Restricted Stock Plan of Fossil, Inc. and Form of Award Agreement.

10.13	Loan Agreement, by and among, Wells Fargo Bank, National Association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc., Intermediate Leasing, Inc., Arrow Merchandising, Inc., Fossil Holdings, LLC and FMW Acquisition, Inc., dated September 23, 2004 (incorporated by reference to the Company’s Report on form 10-K for the year ended January 2, 2010).

10.14(1)	First Amendment to Loan Agreement, by and among Wells Fargo Bank, National Association, a national banking association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc., Intermediate Leasing, Inc., Arrow Merchandising, Inc. and Fossil Holdings, LLC, dated September 22, 2005.

10.15(1)	Second Amendment to Loan Agreement, by and among Wells Fargo Bank, National Association, a national banking association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc., Arrow Merchandising, Inc. and Fossil Holdings, LLC, dated February 20, 2006 to be effective as of September 22, 2005.

10.16(2)	Fourth Amendment to the Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended January 6, 2007).

Exhibit Number	Description
10.17(2)	Fifth Amendment to the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended January 6, 2007).

10.18(2)	Amendment to Award Agreement, by and between Fossil, Inc. and Mark Quick, dated November 10, 2005 (incorporated by reference to the Company’s Report on Form 10-K for the year ended January 6, 2007).

10.19(2)	Form of Restricted Stock Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended January 6, 2007).

10.20(2)	Form of Restricted Stock Unit Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended January 6, 2007).

10.21(2)	Form of Stock Appreciation Rights Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended January 6, 2007).

10.22(2)	Sixth Amendment to the 2004 Long-Term Incentive Plan of Fossil, Inc. (incorporated by reference to the Company’s Report on Form 8-K filed on May 30, 2006).

10.23	Third Amendment to Loan Agreement, by and among Wells Fargo Bank, National Association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc., Arrow Merchandising, Inc. and Fossil Holdings, LLC, effective as of September 21, 2006 (incorporated by reference to the Company’s Report on Form 8-K filed on September 26, 2006).

10.24	Amended and Restated Stock Pledge Agreement, by and between Fossil, Inc. and Wells Fargo Bank, National Association, a national banking association, dated September 21, 2006 (incorporated by reference to the Company’s Report on Form 8-K filed on September 26, 2006).

10.25	Fourth Amendment to Loan Agreement, by and among Wells Fargo Bank, National Association, a national banking association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc., Arrow Merchandising, Inc. and Fossil Holdings, LLC, effective as of December 22, 2006 (incorporated by reference to the Company’s Report on Form 8-K filed on December 27, 2006).

10.26(2)	Form of Letter Agreement relating to outstanding stock options under the Company’s long-term equity plans (incorporated by reference to the Company’s report on Form 8-K filed on January 5, 2007).

10.27(2)	Form of Revised Stock Option Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K filed on August 8, 2007).

10.28(2)	Form of Revised Restricted Stock Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K filed on August 8, 2007).

10.29(2)	Form of Revised Restricted Stock Unit Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K filed on August 8, 2007).

10.30(2)	Form of Revised Stock Appreciation Rights Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K filed on August 8, 2007).

10.31(2)	Form of International Stock Option Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K filed on August 8, 2007).

Exhibit Number	Description
10.32(2)	Form of International Restricted Stock Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K filed on August 8, 2007).

10.33(2)	Form of International Restricted Stock Unit Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to the Company’s Report on Form 10-K filed on August 8, 2007).

10.34	Fifth Amendment to Loan Agreement, by and among Wells Fargo Bank, National Association, a national banking association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc., Arrow Merchandising, Inc. and Fossil Holdings, LLC, effective as of September 19, 2007 (incorporated by reference to the Company’s Report on Form 8-K filed on September 24, 2007).

10.35(2)	Amendment Number One to the Fossil, Inc. 1993 Nonemployee Director Stock Option Plan (incorporated by reference to the Company’s Report on Form 10-K for the year ended January 3, 2009).

10.36(2)	Fossil, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to the Company’s Report on Form 8-K filed on May 23, 2008).

10.37(2)	Form of Stock Option Award Agreement—U.S. Employees (incorporated by reference to the Company’s Report on Form 8-K filed on June 27, 2008).

10.38(2)	Form of Stock Option Award Agreement—Non-U.S. Employees (incorporated by reference to the Company’s Report on Form 8-K filed on June 27, 2008).

10.39(2)	Restricted Stock Unit Award Agreement—U.S. Participants (incorporated by reference to the Company’s Report on Form 8-K filed on June 27, 2008).

10.40(2)	Restricted Stock Unit Award Agreement—Non-U.S. Participants (incorporated by reference to the Company’s Report on Form 8-K filed on June 27, 2008).

10.41(2)	Restricted Stock Award Agreement—U.S. Participants (incorporated by reference to the Company’s Report on Form 8-K filed on June 27, 2008).

10.42(2)	Restricted Stock Award Agreement—Non-U.S. Participants (incorporated by reference to the Company’s Report on Form 8-K filed on June 27, 2008).

10.43(2)	Stock Appreciation Rights Award (incorporated by reference to the Company’s Report on Form 8-K filed on June 27, 2008).

10.44	Sixth Amendment to Loan Agreement, by and among Wells Fargo Bank, National Association, a national banking association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc., Arrow Merchandising, Inc. and Fossil Holdings, LLC, effective as of September 19, 2008 (incorporated by reference to the Company’s Report on Form 8-K filed on September 23, 2008).

10.45	Fourth Amended and Restated Revolving Line of Credit Note, by and between Fossil Partners, L.P. and Wells Fargo Bank, National Association, a national banking association, dated September 19, 2008 (incorporated by reference to the Company’s Report on Form 8-K filed on September 23, 2008).

10.46	Seventh Amendment to Loan Agreement, by and among Wells Fargo Bank, National Association, a national banking association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc., Arrow Merchandising, Inc., Fossil Holdings, LLC and Fossil International Holdings, Inc., effective as of November 19, 2008 (incorporated by reference to the Company’s Report on Form 8-K filed on November 25, 2008).

Exhibit Number	Description
10.47	Fifth Amended and Restated Revolving Line of Credit Note, by and between Fossil Partners, L.P. and Wells Fargo Bank, National Association, a national banking association, dated November 19, 2008 (incorporated by reference to the Company’s Report on Form 8-K filed on November 25, 2008).

10.48	Amended and Restated Stock Pledge Agreement, by and between Fossil, Inc. and Wells Fargo Bank, National Association, a national banking association, dated November 19, 2008 (incorporated by reference to the Company’s Report on Form 8-K filed on November 25, 2008).

10.49	Amended and Restated Guaranty Agreement, executed by Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc., Arrow Merchandising, Inc., Fossil Holdings, LLC and Fossil International Holdings, Inc. in favor of Wells Fargo Bank, National Association, a national banking association (incorporated by reference to the Company’s Report on Form 8-K filed on November 25, 2008).

10.50	Eighth Amendment to Loan Agreement, by and among Wells Fargo Bank, National Association, a national banking association, Fossil partners, L.P., Fossil, Inc., Fossil Intermediate, Inc. Fossil Trust, Fossil Stores I, Inc., Arrow Merchandising, Inc., Fossil Holdings, LLC and Fossil International Holdings, Inc. effective as of November 18, 2009 (incorporated by reference to the Company’s Report on Form 8-K filed on November 23, 2009).

10.51	Sixth Amended and Restated Revolving Line of Credit Note, by and between Fossil Partners, L.P. and Wells Fargo Bank, National Association, a national banking association, dated November 18, 2009 (incorporated by reference to the Company’s Report on Form 8-K filed on November 23, 2009).

10.52	Letter Agreement Regarding Acceptance to Serve as an Advisory Director and Election to Decline Participation in the Fossil, Inc. 2008 Long-Term Incentive Plan, executed by Kenneth W. Anderson on May 20, 2009 (incorporated by reference to the Company’s Report on Form 8-K filed on May 22, 2009).

10.53	Letter Agreement Regarding Acceptance to Serve as an Advisory Director and Election to Decline Participation in the Fossil, Inc. 2008 Long-Term Incentive Plan, executed by Alan J. Gold on May 20, 2009 (incorporated by reference to the Company’s Report on Form 8-K filed on May 22, 2009).

10.54(2)	Summary Sheet of Non-employee Director Cash Compensation (incorporated by reference to the Company’s report on Form 8-K filed on April 7, 2009).

10.55(2)	Form of Stock Option Award Agreement for Outside Directors under the Fossil, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to the Company’s Report on Form 8-K filed on January 5, 2009).

10.56(2)	Form of Restricted Stock Unit Award Agreement for Outside Directors under the Fossil, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to the Company’s Report on form 10-K for the year ended January 2, 2010).

10.57(2)	Form of Restricted Stock Unit Award Agreement under the Fossil, Inc. 2008 Long-Term Incentive Plan for Non-U.S. Participants (incorporated by reference to the Company’s Report on Form 10-Q for the quarter ended April 3, 2010).

10.58(2)	Form of Stock Option Award Agreement for Non-US Optionees under the Fossil, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to the Company’s Report on form 10-K for the year ended January 2, 2010).

10.59(2)	Summary Sheet of Non-employee Director Compensation, dated as of January 1, 2010 (incorporated by reference to the Company’s Report on form 10-K for the year ended January 2, 2010).

Exhibit Number	Description
10.60(2)	Fossil, Inc. 2010 Cash Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 25, 2010).

10.61	Ninth Amendment to Loan Agreement, by and among Wells Fargo Bank, National Association, a national banking association, Fossil Partners, L.P., Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc., Arrow Merchandising, Inc., Fossil Holdings, LLC and Fossil International Holdings, Inc., effective as of November 17, 2010 (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 19, 2010).

10.62	Seventh Amended and Restated Revolving Line of Credit Note, by and among Fossil Partners, L.P. and Wells Fargo Bank, National Association, a national banking association, dated November 17, 2010 (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 19, 2010).

10.63	Third Amended and Restated Fossil, Inc. and Affiliates Deferred Compensation Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 21, 2010).

10.64	Credit Agreement, dated as of December 17, 2010, by and among Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Partners, L.P., Arrow Merchandising, Inc., Fossil Stores I, Inc., Fossil Holdings, LLC, Fossil International Holdings, Inc., Wells Fargo Bank, National Association and Wells Fargo Securities, LLC (the exhibits and schedules to the Credit Agreement have not been filed herewith and will be provided to the Securities and Exchange Commission supplementally upon request) (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 23, 2010).

10.65	Guaranty Agreement, dated as of December 17, 2010, executed and delivered by Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc. and Fossil International Holdings, Inc. to Wells Fargo Bank, National Association (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 23, 2010).

10.66	Pledge Agreement, dated as of December 17, 2010, by and among Fossil, Inc. and Wells Fargo Bank, National Association (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 23, 2010).

21.1(1)	Subsidiaries of Fossil, Inc.

23.1(1)	Consent of Independent Registered Public Accounting Firm.

31.1(1)	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101(3)	The following materials from the Company’s Annual Report on Form 10-K for the year ended January 1, 2011, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.

(1)	Filed herewith.
(2)	Management contract or compensatory plan or arrangement.
(3)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.