Form 10-K/A
period 2011-01-01
FOSSIL INC
filed 2011-03-14
CIK 883569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of February 25, 2011, 64,008,892 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be furnished to shareholders in connection with its 2011 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Annual Report on Form 10-K filed by Fossil, Inc. (the “Company”) on March 2, 2011 (the “Original Annual Report”) corrects a typographical error in the number of outstanding shares of the Company’s Common Stock as reported on the cover page of the Original Annual Report.

Except as described above, the remainder of the Original Annual Report is unchanged and this Amendment does not reflect any event occurring after the date of the Original Annual Report.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(3) Exhibits — The following exhibits are included with this report:

31.1*	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 14, 2011
FOSSIL, INC.

/S/ KOSTA N. KARTSOTIS
Kosta N. Kartsotis,
Chairman of the Board of Directors and Chief Executive Officer

/S/ MIKE L. KOVAR
Mike L. Kovar,
Executive Vice President, Chief Financial Officer and Treasurer

3