Form 10-Q
period 2011-04-02
FOSSIL INC
filed 2011-05-12
CIK 883569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 2, 2011

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

The number of shares of the registrant’s common stock outstanding as of May 9, 2011: 63,271,887.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

FOSSIL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

IN THOUSANDS

	April 2, 2011	January 1, 2011

Assets
Current assets:
Cash and cash equivalents	$346,740	$392,794
Securities available for sale	8,513	8,864
Accounts receivable - net of allowances of $79,872 and $80,659, respectively	219,710	263,218
Inventories	402,642	371,935
Deferred income tax assets - net	41,796	41,836
Prepaid expenses and other current assets	69,974	62,170

Total current assets	1,089,375	1,140,817

Investments	9,723	9,023
Property, plant and equipment - net of accumulated depreciation of $215,022 and $205,312, respectively	224,202	217,424
Goodwill	45,258	44,572
Intangible and other assets - net	58,741	55,737

Total long-term assets	337,924	326,756

Total assets	$1,427,299	$1,467,573

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$110,364	$122,266
Short-term debt	5,165	5,314
Accrued expenses:
Compensation	38,343	51,374
Royalties	23,666	39,731
Co-op advertising	10,913	23,101
Transaction taxes	16,751	18,894
Other	63,409	50,779
Income taxes payable	38,016	28,029

Total current liabilities	306,627	339,488

Long-term income taxes payable	14,318	9,088
Deferred income tax liabilities	54,833	47,893
Long-term debt	4,522	4,513
Other long-term liabilities	15,272	14,883

Total long-term liabilities	88,945	76,377

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock, 68,109 and 67,882 shares issued as of April 2, 2011 and January 1, 2011, respectively	681	679
Treasury stock, at cost, 4,455 and 3,206 shares as of April 2, 2011 and January 1, 2011, respectively	(277,535)	(183,014)
Additional paid-in capital	123,415	117,215
Retained earnings	1,145,643	1,089,820
Accumulated other comprehensive income	33,461	19,418
Noncontrolling interest	6,062	7,590

Total stockholders’ equity	1,031,727	1,051,708

Total liabilities and stockholders’ equity	$1,427,299	$1,467,573

See notes to the condensed consolidated financial statements.

FOSSIL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

UNAUDITED

IN THOUSANDS, EXCEPT PER SHARE DATA

	For the 13 Weeks Ended
	April 2, 2011	April 3, 2010
Net sales	$536,975	$393,229
Cost of sales	235,163	173,810

Gross profit	301,812	219,419

Operating expenses:
Selling and distribution	158,382	124,855
General and administrative	50,874	43,301

Total operating expenses	209,256	168,156

Operating income	92,556	51,263
Interest expense	225	58
Other (expense) income - net	(3,073)	2,534

Income before income taxes	89,258	53,739
Provision for income taxes	31,192	16,043

Net income	58,066	37,696
Less: Net income attributable to noncontrolling interest	2,244	1,789

Net income attributable to Fossil, Inc.	$55,822	$35,907

Other comprehensive income (loss), net of taxes:
Currency translation adjustment	19,326	(17,980)
Unrealized (loss) gain on securities available for sale	(436)	184
Forward contracts hedging intercompany foreign currency payments - change in fair values	(4,847)	5,596

Total comprehensive income	72,109	25,496
Less: Comprehensive income attributable to noncontrolling interest	2,244	1,780

Comprehensive income attributable to Fossil, Inc.	$69,865	$23,716

Earnings per share:
Basic	$0.87	$0.54

Diluted	$0.86	$0.53

Weighted average common shares outstanding:
Basic	64,093	67,039

Diluted	64,846	67,953

See notes to the condensed consolidated financial statements.

FOSSIL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

IN THOUSANDS

	For the 13 Weeks Ended
	April 2, 2011	April 3, 2010
Operating Activities:
Net income	$58,066	$37,696
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	10,976	10,107
Stock-based compensation	1,190	1,734
(Decrease) increase in allowance for returns - net of inventory in transit	(1,077)	1,737
Loss on disposal of assets	404	29
Impairment losses	0	434
Equity in income of joint venture	(125)	(412)
Distribution from joint venture	0	4,726
Increase (decrease) in allowance for doubtful accounts	175	(108)
Excess tax benefits from stock-based compensation	(4,791)	(2,395)
Deferred income taxes and other	6,685	(1,410)

Changes in operating assets and liabilities:
Accounts receivable	50,505	43,264
Inventories	(22,823)	(3,382)
Prepaid expenses and other current assets	(7,261)	(2,632)
Accounts payable	(15,416)	(16,322)
Accrued expenses	(42,586)	(22,376)
Income taxes payable	19,210	4,100

Net cash provided by operating activities	53,132	54,790

Investing Activities:
Additions to property, plant and equipment	(9,932)	(5,667)
Increase in intangible and other assets	(2,049)	(126)
Purchase of securities available for sale	(164)	(150)
Sales/maturities of securities available for sale	82	75

Net cash used in investing activities	(12,063)	(5,868)

Financing Activities:
Acquisition of common stock	(94,521)	0
Distribution of noncontrolling interest earnings	(3,772)	(2,387)
Excess tax benefits from stock-based compensation	4,791	2,395
Borrowings on notes payable	0	37
Payments on notes payable	(73)	(67)
Proceeds from exercise of stock options	3,502	6,968

Net cash (used in) provided by financing activities	(90,073)	6,946

Effect of exchange rate changes on cash and cash equivalents	2,950	(11,141)

Net (decrease) increase in cash and cash equivalents	(46,054)	44,727
Cash and cash equivalents:
Beginning of period	392,794	405,175

End of period	$346,740	$449,902

See notes to the condensed consolidated financial statements.

FOSSIL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1. FINANCIAL STATEMENT POLICIES

Basis of Presentation. The condensed consolidated financial statements include the accounts of Fossil, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of April 2, 2011, and the results of operations for the thirteen week periods ended April 2, 2011 (“First Quarter”) and April 3, 2010 (“Prior Year Quarter”), respectively. All adjustments are of a normal, recurring nature.

These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K filed by the Company pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the fiscal year ended January 1, 2011. Operating results for the thirteen week period ended April 2, 2011 are not necessarily indicative of the results to be achieved for the full year.

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

Business. The Company is a global design, marketing and distribution company that specializes in consumer fashion accessories. Its principal offerings include an extensive line of men’s and women’s fashion watches and jewelry, handbags, small leather goods, belts, sunglasses, soft accessories, shoes and clothing. In the watch and jewelry product category, the Company has a diverse portfolio of globally recognized owned and licensed brand names under which its products are marketed. The Company’s products are distributed globally through various distribution channels including wholesale in countries where it has a physical presence, direct to the consumer through its retail stores and commercial websites and through third-party distributors in countries where the Company does not maintain a physical presence. The Company’s products are offered at varying price points to service the needs of its customers, whether they are value conscious or luxury oriented. Based on its extensive range of accessory products, brands, distribution channels and price points, the Company is able to target style-conscious consumers across a wide age spectrum on a global basis.

Foreign Currency Hedging Instruments. The Company’s foreign subsidiaries periodically enter into forward contracts principally to hedge the future payment of intercompany inventory transactions in U.S. dollars. If the Company’s foreign subsidiaries were to settle their contracts designated as cash flow hedges that were denominated in European Euros, British Pounds, Mexican Pesos, Australian Dollars, Canadian Dollars and Japanese Yen, the net result would be a loss of approximately $12.4 million, net of taxes, as of April 2, 2011. Refer to Note 6 - Derivatives and Risk Management in the condensed consolidated financial statements for additional disclosures about the Company’s use of forward contracts. The tax expense of the changes in fair value of hedging activities for the First Quarter and Prior Year Quarter was $0.4 million and $0.8 million, respectively.

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

Accounting Standard Codification (“ASC”) 820, Fair Value Measurement and Disclosures (“ASC 820”), establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•	Level 2 - Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 - Unobservable inputs based on the Company’s assumptions.

ASC 820 requires the use of observable market data if such data is available without undue cost and effort.

FOSSIL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value at April 2, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
Investments in bonds	$7,736	$0	$0	$7,736
Investment in publicly traded equity securities	777	0	0	777
Foreign exchange forward contracts	0	358	0	358
Deferred compensation plan assets:
Investment in publicly traded mutual funds	3,444	0	0	3,444

Total	$11,957	$358	$0	$12,315

Liabilities:
Foreign exchange forward contracts	$0	$14,821	$0	$14,821

Total	$0	$14,821	$0	$14,821

	Fair Value at January 1, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
Investments in bonds	$7,705	$0	$0	$7,705
Investment in publicly traded equity securities	1,159	0	0	1,159
Foreign exchange forward contracts	0	1,628	0	1,628
Deferred compensation plan assets:
Investment in publicly traded mutual funds	3,295	0	0	3,295

Total	$12,159	$1,628	$0	$13,787

Liabilities:
Foreign exchange forward contracts	$0	$10,222	$0	$10,222

Total	$0	$10,222	$0	$10,222

The fair values of the Company’s available for sale securities and deferred compensation plan assets are based on quoted prices. The deferred compensation plan assets are recorded within intangible and other assets – net. The foreign exchange forward contracts are entered into by the Company principally to hedge the future payment of intercompany inventory transactions by non-U.S. subsidiaries. The fair values of the Company’s foreign exchange forward contracts are based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates.

The Company has evaluated its short-term and long-term debt and believes, based on the interest rates, related terms and maturities, that the fair values of such instruments approximate their carrying amounts. As of April 2, 2011 and January 1, 2011, the carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated their fair values due to the short-term maturities of these accounts.

Earnings Per Share (“EPS”). Basic EPS is based on the weighted average number of common shares outstanding during each period. Diluted EPS adjusts basic EPS for the effects of dilutive common stock equivalents outstanding during each period using the treasury stock method.

FOSSIL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS (in thousands, except per share data):

	For the 13 Weeks Ended
	April 2, 2011	April 3, 2010
Numerator:
Net income attributable to Fossil, Inc.	$55,822	$35,907

Denominator:
Basic EPS computation:
Basic weighted average common shares outstanding	64,093	67,039

Basic EPS	$0.87	$0.54

Diluted EPS computation:
Basic weighted average common shares outstanding	64,093	67,039
Stock options, stock appreciation rights and restricted stock units	753	914

Diluted weighted average common shares outstanding	64,846	67,953

Diluted EPS	$0.86	$0.53

Approximately 178,000 and 215,000 weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation at the end of the First Quarter and Prior Year Quarter, respectively, because they were antidilutive. These common share equivalents may be dilutive in future EPS calculations.

Goodwill. The changes in the carrying amount of goodwill, which is not subject to amortization, are as follows (in thousands):

	North America Wholesale	Europe Wholesale	Asia Pacific Wholesale	Direct to Consumer	Total
Balance at January 1, 2011	$23,838	$18,120	$2,614	$0	$44,572
Foreign currency changes	87	600	(1)	0	686

Balance at April 2, 2011	$23,925	$18,720	$2,613	$0	$45,258

2. INVENTORIES

Inventories consist of the following (in thousands):

	April 2, 2011	January 1, 2011
Components and parts	$30,473	$23,292
Work-in-process	3,835	4,176
Inventory purchases in transit	40,918	47,455
Finished goods	327,416	297,012

Inventories	$402,642	$371,935

FOSSIL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

3. INCOME TAXES

The Company’s income tax expense and related effective rate were as follows (in thousands, except percentage data):

	For the 13 Weeks Ended April 2, 2011	For the 13 Weeks Ended April 3, 2010
Income tax expense	$31,192	$16,043
Income tax rate	34.9%	29.9%

The lower effective tax rate in the Prior Year Quarter is attributable to the recognition of previously unrecognized tax benefits.

As of April 2, 2011, the total amount of unrecognized tax benefits, excluding interest and penalties, was $15.6 million, of which $12.6 million would favorably impact the effective tax rate in future periods, if recognized. During the second quarter of fiscal 2010, the examination phase of the Internal Revenue Service (“IRS”) audit for tax years 2005 and 2006 was completed. The IRS proposed certain adjustments and the Company filed a protest. This protest is under review by the IRS Office of Appeals and it is possible that it may be resolved within the next twelve months. The Company is also subject to examinations in various state and foreign jurisdictions for the 2004-2009 tax years, none of which are individually significant. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

The Company has classified uncertain tax positions as long-term income taxes payable unless such amounts are expected to be paid within twelve months of the condensed consolidated balance sheet date. As of April 2, 2011, the Company has recorded unrecognized tax benefits of $2.7 million, excluding interest and penalties, for positions that could be settled within the next twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes payable, respectively. The total amount of accrued income tax-related interest included in the condensed consolidated balance sheet at April 2, 2011 was $1.9 million. There were no penalties accrued in the condensed consolidated balance sheet at April 2, 2011. For the First Quarter, the Company accrued income tax-related interest expense of $0.6 million.

4. STOCKHOLDERS’ EQUITY AND BENEFIT PLANS

Common Stock Repurchase Programs. Purchases of the Company’s common stock are made from time to time, subject to market conditions and at prevailing market prices, through the open market. Repurchased shares of common stock are recorded at cost and become authorized but unissued shares which may be issued in the future for general corporate and other purposes. The Company may terminate or limit the stock repurchase program at any time. In the event the repurchased shares are cancelled, the Company accounts for retirements by allocating the repurchase price to common stock, additional paid-in capital and retained earnings. The repurchase price allocation is based upon the equity contribution associated with historical issuances. The Company’s repurchase programs are conducted pursuant to Rule 10b-18 of the Exchange Act.

The following table reflects the Company’s common stock repurchase activity for the periods indicated (in millions).

			For the 13 Weeks Ended April 2, 2011		For the 2010 Fiscal Year
Period authorized	Dollar value authorized	Termination date	Number of shares repurchased	Dollar value repurchased	Number of shares repurchased	Dollar value repurchased
Fiscal Year 2010	$30.0	None	0.0	$0.0	0.0	$0.0
Fiscal Year 2010	$750.0	December 2013	1.2	$94.5	3.1	$179.2
Fiscal Year 2009	$20.0	None			0.5	$20.0

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

FOSSIL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

There have been no significant changes to the Company’s stock-based compensation plans since the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

The following table summarizes stock options and stock appreciation rights activity during the First Quarter:

Stock Options and Stock Appreciation Rights	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	IN THOUSANDS			IN THOUSANDS

Outstanding at January 1, 2011	1,400	$25.55	5.8	$62,889
Granted	251	80.96
Exercised	(183)	22.43
Forfeited or expired	0	0.00

Outstanding at April 2, 2011	1,468	35.41	6.4	85,452

Exercisable at April 2, 2011	683	24.45	4.8	47,225

Nonvested at April 2, 2011	785	44.94	7.7	38,226

Expected to vest	727	$44.94	7.7	$35,462

The aggregate intrinsic value in the table above is before income taxes and is based on the exercise price for outstanding and exercisable stock options and stock appreciation rights at April 2, 2011 and the fair market value on the exercise date for stock options and stock appreciation rights that have been exercised during the First Quarter.

Stock Options and Stock Appreciation Rights Outstanding and Exercisable. The following table summarizes information with respect to stock options and stock appreciation rights outstanding and exercisable at April 2, 2011:

Stock Options and Stock Appreciation Rights Outstanding				Stock Options and Stock Appreciation Rights Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Number of Shares	Weighted- Average Exercise Price
	IN THOUSANDS			IN THOUSANDS
$0 - $9.33	14	$9.15	0.8	14	$9.15
$9.33 - $18.66	369	14.25	5.5	216	14.55
$18.66 - $27.99	258	23.64	3.7	228	23.82
$27.99 - $37.31	296	31.18	6.0	118	31.21
$37.31 - $65.30	280	39.13	7.9	107	40.31
$65.30 - $74.63	6	69.53	9.8	0	0.00
$74.63 - $83.96	245	81.23	9.4	0	0.00

Total	1,468	$35.41	6.4	683	$24.45

FOSSIL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

Restricted Stock and Restricted Stock Units. The following table summarizes restricted stock and restricted stock unit activity during the First Quarter:

Restricted Stock and Restricted Stock Units	Number of Shares	Weighted- Average Grant-Date Fair Value

	IN THOUSANDS
Nonvested at January 1, 2011	430	$29.03
Granted	85	81.01
Vested	(130)	27.84
Forfeited	(2)	38.26

Nonvested at April 2, 2011	383	40.94

Expected to vest	345	$40.94

The total fair value of restricted stock and restricted stock units vested during the First Quarter was approximately $10.5 million.

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

Summary information by operating segment is as follows (in thousands):

FOSSIL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

	For the 13 Weeks Ended April 2, 2011		For the 13 Weeks Ended April 3, 2010
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
North America Wholesale:
External customers	$206,735	$50,332	$153,796	$29,847
Intersegment	30,419		36,693
Europe Wholesale:
External customers	151,831	38,112	112,470	23,415
Intersegment	35,133		13,246
Asia Pacific Wholesale:
External customers	64,216	22,248	38,704	16,836
Intersegment	135,683		94,895
Direct to Consumer	114,193	8,151	88,259	4,888
Intersegment items	(201,235)		(144,834)
Corporate		(26,287)		(23,723)

Consolidated	$536,975	$92,556	$393,229	$51,263

The following table indicates revenue for each class of similar products in the periods presented (in thousands):

	For the 13 Weeks Ended
	April 2, 2011	April 3, 2010
Watches	$372,709	$254,892
Leathers	90,549	74,763
Jewelry	42,166	34,003
Other	31,551	29,571

Total	$536,975	$393,229

6. DERIVATIVES AND RISK MANAGEMENT

The Company is exposed to certain risks relating to its ongoing business operations, which it attempts to manage by using derivative instruments. The primary risks managed by using derivative instruments are the fluctuations in global currencies that will ultimately be used to settle future payments of intercompany inventory transactions denominated in U.S. dollars by non-U.S. dollar functional currency subsidiaries. Specifically, the Company projects future intercompany purchases by its non-U.S. dollar functional currency subsidiaries generally over a period of up to 18 months. The Company enters into foreign currency forward contracts (“forward contracts”) generally for up to 65% of the forecasted purchases to manage fluctuations in global currencies that will ultimately be used to settle such U.S. dollar denominated inventory purchases. Forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon settlement date. The majority of the Company’s forward contracts are designated as single cash flow hedges. Fluctuations in exchange rates will either increase or decrease the Company’s U.S. dollar equivalent cash flows from these intercompany inventory transactions, which will affect the Company’s U.S. dollar earnings. Gains or losses on the forward contracts are expected to offset these fluctuations to the extent the cash flows are hedged by the forward contracts. The Company also periodically enters into forward contracts to manage exchange rate risks associated with certain non-inventory intercompany transactions and to which the Company does not elect hedge treatment. The Company did not have any outstanding forward contracts not designated as hedging instruments at April 2, 2011 or at January 1, 2011.

The Company’s forward contracts purchased to hedge exchange rate risk associated with intercompany inventory transactions meet the criteria for hedge eligibility, which requires that they represent foreign-currency-denominated forecasted intra-entity transactions in which (1) the operating unit that has the foreign currency exposure is a party to the hedging instrument and (2) the hedged transaction is denominated in a currency other than the hedging unit’s functional currency. At the inception of the hedge, the hedging relationship is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk. The Company assesses hedge effectiveness under the critical terms matched method at inception and at least quarterly throughout the life of the hedging relationship. If the critical terms (i.e. amounts, currencies and settlement dates) of the forward currency exchange contract match the terms of the forecasted transaction, the Company concludes that there is no hedge ineffectiveness. The Company’s cash flow hedges resulted in no ineffectiveness in the condensed consolidated statements of income and comprehensive income for the First Quarter or the Prior Year Quarter.

FOSSIL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

The accounting for gains and losses that result from changes in the fair values of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments. Changes in the fair value of derivatives not designated as hedging instruments are recognized in earnings when they occur. For a derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss), net of taxes and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, the Company’s hedges resulted in no ineffectiveness in the condensed consolidated statements of income and comprehensive income, and there were no components excluded from the assessment of hedge effectiveness for the First Quarter or the Prior Year Quarter.

All derivative instruments are recognized as either assets or liabilities at fair value in the statement of financial position. Forward contracts designated as cash flow hedges are recorded at fair value at each balance sheet date and the change in fair value is recorded to accumulated other comprehensive income (loss) within the equity section of the balance sheet until such forward contract gains (losses) become realized or the cash flow hedge relationship is terminated. If the cash flow hedge relationship is terminated, the derivatives gains or losses that are deferred in accumulated other comprehensive income (loss) will be recognized in earnings when the hedged cash flows occur. However, for cash flow hedges that are terminated because the forecasted transaction is not expected to occur in the original specified time period, the derivative gains or losses are immediately recognized in earnings. There were no gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges as of April 2, 2011 or April 3, 2010. Hedge accounting is discontinued if it is determined that the derivative is not highly effective. The Company records all cash flow hedge assets and liabilities on a gross basis as they do not meet the balance sheet netting criteria because the Company does not have master netting agreements established with the derivative counterparties that would allow for net settlement. As of April 2, 2011, the

Company had the following outstanding forward contracts that were entered into to hedge the future payments of intercompany inventory transactions (in thousands):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Euro	119,056	U.S. Dollar	158,507
British Pound	15,844	U.S. Dollar	25,399
Japanese Yen	4,048,600	U.S. Dollar	47,251
Mexican Peso	35,477	U.S. Dollar	2,850
Australian Dollar	18,100	U.S. Dollar	15,872
Canadian Dollar	17,152	U.S. Dollar	17,050

The effective portion of gains and losses on derivative instruments that was recognized in other comprehensive income (loss), net of taxes, during the First Quarter and the Prior Year Quarter is set forth below (in thousands):

Derivatives Designated as Cash Flow Hedges Under ASC 815	For the 13 Weeks Ended April 2, 2011	For the 13 Weeks Ended April 3, 2010

Foreign exchange contracts	$(7,093)	$5,908

Total (loss) gain recognized in other comprehensive income (loss), net of taxes	$(7,093)	$5,908

The following table illustrates the effective portion of gains and losses on derivative instruments designated and qualifying as cash flow hedges recorded in accumulated other comprehensive income (loss) during the term of the hedging relationship and reclassified into earnings and of gains and losses on derivatives not designated as hedging instruments recorded directly to earnings during the First Quarter and the Prior Year Quarter (in thousands):

FOSSIL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

Foreign Exchange Contracts Under ASC 815	Condensed Consolidated Income Statements Location		For the 13 Weeks Ended April 2, 2011	For the 13 Weeks Ended April 3, 2010
Cash flow hedging instruments	Other income -net	Total (loss) gain reclassified from other comprehensive income (loss), net of taxes into income, net of taxes	$(2,246)	$312

		Total	$(2,246)	$312

The table below discloses the Company’s fair value amounts as separate asset and liability values, presents the fair value of derivative instruments on a gross basis, and identifies the line item(s) in the condensed consolidated balance sheets in which the fair value amounts for these categories of derivative instruments are included (in thousands):

	Asset Derivatives				Liability Derivatives
	April 2, 2011		January 1, 2011		April 2, 2011		January 1, 2011
Foreign exchange contracts under ASC 815	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value
Cash flow hedging instruments	Prepaid expenses and other current assets	$30	Prepaid expenses and other current assets	$1,388	Accrued expenses-other	$13,921	Accrued expenses-other	$8,583
Cash flow hedging instruments	Intangible and other assets - net	328	Intangible and other assets - net	240	Other long-term liabilities	900	Other long-term liabilities	1,639

Total foreign exchange contracts under ASC 815		$358		$1,628		$14,821		$10,222

At the end of the First Quarter, the Company had foreign exchange contracts with maturities extending through March 2013. The estimated net amount of the existing gains or losses at the reporting date that is expected to be reclassified into earnings within the next twelve months is a loss of $11.9 million.

FOSSIL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

7. CONTROLLING AND NONCONTROLLING INTEREST

The following tables summarize the changes in equity attributable to controlling and noncontrolling interest (in thousands):

	Fossil, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance at January 1, 2011	$1,044,118	$7,590	$1,051,708

Net income	55,822	2,244	58,066
Currency translation adjustments	19,326	0	19,326
Unrealized loss on securities available for sale	(436)	0	(436)
Forward contracts hedging intercompany foreign currency payments - change in fair values	(4,847)	0	(4,847)
Common stock issued upon exercise of stock options and stock appreciation rights	3,502	0	3,502
Tax benefit derived from stock-based compensation	4,791	0	4,791
Distribution of noncontrolling interest earnings	0	(3,772)	(3,772)
Common stock forfeitures put to treasury	(3,280)	0	(3,280)
Acquisition of common stock	(94,521)	0	(94,521)
Stock-based compensation expense	1,190	0	1,190

Balance at April 2, 2011	$1,025,665	$6,062	$1,031,727

	Fossil, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance at January 2, 2010	$962,781	$5,631	$968,412

Net income	35,907	1,789	37,696
Currency translation adjustments	(17,980)	9	(17,971)
Unrealized gain on securities available for sale	184	0	184
Unrealized gain on forward contracts	5,596	0	5,596
Common stock issued upon exercise of stock options and stock appreciation rights	6,968	0	6,968
Tax benefit derived from stock-based compensation	2,395	0	2,395
Distribution of noncontrolling interest earnings	0	(2,387)	(2,387)
Restricted stock forfeitures put to treasury	(1,758)	0	(1,758)
Stock-based compensation expense	1,734	0	1,734

Balance at April 3, 2010	$995,827	$5,042	$1,000,869

FOSSIL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

8. INTANGIBLE AND OTHER ASSETS

The following table summarizes the intangible and other assets (in thousands):

	Useful Lives	April 2, 2011		January 1, 2011
		Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Intangibles - subject to amortization:
Trademarks	10 yrs.	$4,066	$1,871	$2,666	$1,795
Customer list	9 yrs.	8,049	7,329	7,937	6,963
Patents	14 - 20 yrs.	773	360	775	349
Other	7 - 20 yrs.	202	197	194	187

Total intangibles - subject to amortization		13,090	9,757	11,572	9,294

Intangibles - not subject to amortization:
Tradenames		18,943	0	18,938	0

Other assets:
Key money deposits		24,574	8,788	22,973	7,720
Other deposits		12,065	0	11,991	0
Deferred compensation plan assets		3,444	0	3,295	0
Other		8,186	3,016	6,615	2,633

Total other assets		48,269	11,804	44,874	10,353

Total intangibles and other assets		$80,302	$21,561	$75,384	$19,647

Total intangibles and other assets, net			$58,741		$55,737

Amortization expense for intangible assets, key money deposits and other assets was approximately $1.2 million and $1.1 million for the First Quarter and Prior Year Quarter, respectively. Estimated aggregate future amortization expense, by fiscal year, for intangible assets, key money deposits and other assets is estimated as follows (in thousands):

Amortization Expense
2011 (Remaining)	$3,165
2012	4,191
2013	3,128
2014	2,471
2015	2,173
2016	2,091

FOSSIL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

9. COMMITMENTS AND CONTINGENCIES

Leases. On March 7, 2011, the Company entered into a lease of office space and real property at 901 Central Expressway, Richardson, Texas. The lease structure involves two separate lease agreements. The lease agreements commence on July 1, 2011 and end on December 31, 2020. In addition to the lease obligations disclosed in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011, future minimum commitments under these non-cancellable operating leases by fiscal year are as follows (in thousands):

Commitments
2011 (Remaining)	$2,685
2012	5,371
2013	5,371
2014	5,371
2015	5,689
2016	6,005
Thereafter	27,024

$57,516

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

Subsequent to the balance sheet date, a Stipulation and Agreement of Settlement was filed with the court having jurisdiction over the three shareholder derivative lawsuits. The Stipulation and Agreement of Settlement provides in part for the following: (i) payment to the Company of approximately $8.7 million by the insurance carriers for the individual defendants; (ii) the adoption or maintenance by the Company of certain corporate governance measures; and (iii) in payment of plaintiff’s counsel’s fees and expenses (a) the issuance by the Company to plaintiff’s counsel of approximately $7.8 million in shares of the Company’s common stock and (b) the granting to plaintiff’s counsel of a stock option to acquire up to 32,000 shares of the Company’s common stock. The Stipulation and Agreement of Settlement was given preliminary approval by the court on May 9, 2011, subject to a settlement hearing scheduled for June 30, 2011. The Stipulation and Agreement of Settlement did not have a material impact on the condensed consolidated financial statements.

10. SUBSEQUENT EVENTS

On April 6, 2011, subsequent to the balance sheet date, the Company’s Korean subsidiary, Fossil (Korea) Limited (“Fossil Korea”), entered into a new $20 million credit facility agreement (the “Agreement”) with Bank of America, N.A., Seoul Branch. The Agreement bears interest, based on a three month CD rate which is published by the Korea Securities Dealers Association, plus 120 basis points for a one month period or plus 130 basis points for a three month period. On April 22, 2011, Fossil Korea drew 11 billion Won, or $10.1 million, on the credit facility at an interest rate of 4.6%, with such amounts used primarily to reduce certain intercompany loans and payables.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition and results of operations of Fossil, Inc. and its wholly and majority-owned subsidiaries for the thirteen week period ended April 2, 2011 (the “First Quarter”) as compared to the thirteen week period ended April 3, 2010 (the “Prior Year Quarter”). This discussion should be read in conjunction with the condensed consolidated financial statements and the related notes thereto.

General

We are a global design, marketing and distribution company that specializes in consumer fashion accessories. Our principal offerings include an extensive line of men’s and women’s fashion watches and jewelry, handbags, small leather goods, belts, sunglasses, soft accessories, shoes and clothing. In the watch and jewelry product category, our offerings include a diverse portfolio of globally recognized owned and licensed brand names under which our products are marketed. Our products are distributed globally through various distribution channels including wholesale in countries where we have a physical presence, direct to the consumer through our retail stores and commercial websites and through third-party distributors in countries where we do not maintain a physical presence. Our products are offered at varying price points to service the needs of our customers, whether they are value-conscious or luxury oriented. Based on our extensive range of accessory products, brands, distribution channels and price points, we are able to target style-conscious consumers across a wide age spectrum on a global basis.

Domestically, we sell our products through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, owned retail and factory outlet stores, mass market stores and through our FOSSIL® catalog and website. Our wholesale customer base includes, among others, Neiman Marcus, Nordstrom, Saks Fifth Avenue, Macy’s, Dillard’s, JCPenney, Kohl’s, Sears, Wal-Mart and Target. We also sell our products in the United States through a network of Company-owned stores that included 117 retail stores located in premier retail sites and 68 outlet stores located in major outlet malls as of April 2, 2011. In addition, we offer an extensive collection of our FOSSIL brand products through our catalogs and on our website, www.fossil.com, as well as proprietary and licensed watch and jewelry brands through other managed and affiliated websites.

Internationally, our products are sold to department stores, specialty retail stores and specialty watch and jewelry stores in approximately 120 countries worldwide through 23 Company-owned foreign sales subsidiaries and through a network of approximately 60 independent distributors. Our products are distributed in Africa, Asia, Australia, Europe, Central and South America, Canada, the Caribbean, Mexico, and the Middle East. Our products are offered on airlines, cruise ships and in international Company-owned retail stores, which included 153 retail stores located in premier retail sites and 24 outlet stores in select international markets as of April 2, 2011. Our products are also sold through licensed and franchised FOSSIL retail stores and kiosks in certain international markets. In addition, we offer an extensive collection of our FOSSIL brand products on our websites in certain countries.

Our business is subject to global economic cycles and retail industry conditions. Purchases of discretionary fashion accessories, such as our watches, handbags, sunglasses and other products, tend to decline during recessionary periods when disposable income is low and consumers are hesitant to use available credit. Beginning in the second half of fiscal year 2008, declining values in real estate, reduced lending by banks, solvency concerns of major financial institutions, increases in unemployment levels and significant declines and volatility in the global financial markets negatively impacted the level of consumer spending for discretionary items. In North America, beginning in the fourth quarter of fiscal year 2008 and continuing through most of fiscal year 2009, the discretionary consumer segment experienced a significant slowdown in customer traffic and a highly promotional environment. These same conditions spread to many international markets during 2009. These factors negatively affected our business, as it is dependent on consumer demand for our products. However, during fiscal year 2010, we experienced a pronounced recovery in our watch and jewelry businesses in many of the markets in which we distribute that led to double-digit net sales and net income increases. However, if economic conditions worsen or if the global or regional economies slip back into a recession, our revenues and earnings for fiscal year 2011 or beyond could be negatively impacted.

Our business is also subject to the risks inherent in global sourcing of supply. Certain key components in our products come from sole or limited sources of supply, which exposes us to potential supply shortages that could disrupt the manufacture and sale of our products. Any interruption or delay in the supply of any of these key components could significantly harm our ability to meet scheduled product deliveries to our customers and cause us to lose sales. Interruptions or delays in supply may be caused by a number of factors that are outside of our and our contractor manufacturers’ control, such as natural disasters like the recent earthquake and tsunami in Japan. We source the majority of our watch movements directly from Japan. While the factories in Japan were not damaged by the disaster, production in these factories was negatively impacted as a result of the infrastructure destruction and loss of manufacturing time. We understand the watch movement factories have since returned to production levels that are nearly comparable to those prior to the disaster. Our business was not significantly impacted by this temporary disruption in sourcing during the First Quarter as we have historically taken delivery of movements in advance of production needs. As such, we had an ample supply of movements when the natural disaster occurred and combined with a healthy level of finished goods inventory at the beginning of the year, we were able to maintain an adequate supply of inventory in finished goods. As a result, we do not expect this situation to have a significant impact on our sales expectations either in the short or long-term.

Future sales and earnings growth are also contingent upon our ability to anticipate and respond to changing fashion trends and consumer preferences in a timely manner while continuing to develop innovative products in the respective markets in which we compete. As is typical with new products, market acceptance of new designs and products that we may introduce is subject to uncertainty. In addition, we generally make decisions regarding product designs several months in advance of the time when consumer acceptance can be measured. We believe the double-digit net sales growth we have experienced over the last several fiscal quarters is a result of our ability to design innovative watch products incorporating a number of new materials that not only differentiate us from our competition but also continues to provide a solid value proposition to consumers across all of our brands.

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

For a more complete discussion of the risks facing our business, see “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to product returns, bad debt, inventories, long-lived asset impairment, impairment of goodwill and trade names, income taxes, warranty costs, hedge accounting, litigation reserves and stock-based compensation. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Our estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no changes to the critical accounting policies disclosed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

Results of Operations

The following table sets forth, for the periods indicated, (i) the percentages of our net sales represented by certain line items from our condensed consolidated statements of income and comprehensive income and (ii) the percentage changes in these line items between the periods indicated.

	Percentage of Net Sales		Percentage Change from 2010
	For the 13 Weeks Ended
	April 2, 2011	April 3, 2010
Net sales	100.0%	100.0%	36.6%
Cost of sales	43.8	44.2	35.3

Gross profit	56.2	55.8	37.6

Operating expenses:
Selling and distribution	29.5	31.8	26.9
General and administrative	9.5	11.0	17.5

Operating income	17.2	13.0	80.6
Interest expense	0.0	0.0	*
Other (expense) income - net	(0.6)	0.7	*

Income before income taxes	16.6	13.7	66.1
Provision for income taxes	5.8	4.1	94.4

Net income	10.8	9.6	54.0
Net income attributable to noncontrolling interest, net of taxes	0.4	0.5	25.4

Net income attributable to Fossil, Inc.	10.4%	9.1%	55.5%

*	not meaningful

Net Sales. The following table sets forth consolidated net sales by segment and the percentage relationship of each segment to consolidated net sales for the periods indicated (in millions, except percentage data):

	Amounts		Percentage of Total
	For the 13 Weeks Ended		For the 13 Weeks Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Wholesale:
North America	$206.8	$153.8	38.5%	39.1%
Europe	151.8	112.5	28.3	28.6
Asia Pacific	64.2	38.7	11.9	9.9

Total wholesale	422.8	305.0	78.7	77.6
Direct to consumer	114.2	88.2	21.3	22.4

Total net sales	$537.0	$393.2	100.0%	100.0%

The following table illustrates by factor the total year-over-year percentage change in net sales by segment and on a consolidated basis:

	Exchange Rates	Organic Change	Total Change
North America Wholesale	0.6%	33.9%	34.5%
Europe Wholesale	0.5	34.4	34.9
Asia Pacific Wholesale	8.5	57.4	65.9
Direct to Consumer	1.4	28.1	29.5
Consolidated	1.5%	35.1%	36.6%

The following net sales discussion excludes the impact on sales growth attributable to foreign currency rate changes as noted in the above table.

North America Wholesale Net Sales. North America wholesale shipments increased 33.9%, or $52.2 million, during the First Quarter in comparison to the Prior Year Quarter. The sales volume increase was primarily attributable to a 49.2%, or $46.7 million, increase in watch sales led by increases of 131.9% in MICHAEL KORS®, 113.6% in RELIC®, 54.8% in EMPORIO ARMANI® and 28.6% in MICHELE®. In addition to innovative designs, MICHAEL KORS sales volumes were driven by increased case space allocated by retailers in the department store channel and RELIC sales volumes were favorably impacted by an upward trend in the overall fashion watch category in the mid-tier department store channel. First Quarter net sales in North America were also favorably impacted by a 67.7%, or $12.7 million, increase in sales to foreign distributors. We believe our ability to differentiate our products through innovation and the use of new materials, combined with increased focus and clarity in marketing, continue to accelerate consumer purchases of our fashion watch offerings. Our accessories business also contributed to the growth during the First Quarter as net sales volumes increased 9.4%, or $5.5 million, as compared to the Prior Year Quarter. This sales volume growth was primarily driven by FOSSIL women’s handbags and RELIC women’s small leather products, increasing 12.3% and 127.3%, respectively, as a result of increased sell-through rates at retail, resulting in increased orders from our department store customers.

Europe Wholesale Net Sales. Europe wholesale net sales rose 34.4%, or $38.7 million, during the First Quarter in comparison to the Prior Year Quarter. We attribute this performance to consumers’ positive reactions to our innovative product offerings and focused presentations at retail. First Quarter net sales were also positively impacted by retailers restocking inventories as a result of stronger than expected holiday sales in the fourth quarter of fiscal year 2010. Additionally, many of our customers in Europe were destocking inventory levels in the Prior Year Quarter due to a reduction in sales as a result of the economic downturn that began in mid-fiscal year 2009 in this region. Europe wholesale First Quarter sales growth was largely attributable to a 37.1%, or $28.7 million, increase in watch shipments. All major watch brands contributed to the sales growth during the First Quarter with increases of 32.4% in EMPORIO ARMANI, 24.8% in FOSSIL, 161.4% in MICHAEL KORS and 36.6% in DKNY® representing the largest dollar value gains. MICHAEL KORS sales volumes were also favorably impacted by new door growth. Additionally, the jewelry and leather categories experienced strong sales volume growth in the First Quarter increasing 28.6%, or $6.0 million, and 63.6%, or $3.8 million, respectively. We believe the sales volume growth in our jewelry category was positively impacted by factors similar to those experienced in our watch business. The sales volume increase in our leathers category was primarily driven by our initiative to expand our leather offerings in our wholesale channel in this region and the increased brand awareness generated by the growth of our FOSSIL accessory store concept. Europe wholesale First Quarter net sales also benefited from a 55.6% increase in shipments to third party distributors.

Asia Pacific Wholesale Net Sales. Asia Pacific net sales increased 57.4%, or $22.2 million, during the First Quarter in comparison to the Prior Year Quarter, primarily as a result of increased watch shipments and, to a lesser extent, the expansion of the leather category in this region. Watch sales volumes rose 63.2%, or $20.8 million, led by increases of 119.5% in EMPORIO ARMANI, 160.0% in MARC BY MARC JACOBS®, 88.0% in BURBERRY® and 42.2% in DKNY. Increases in net sales were broad based across all countries with the largest dollar volume growth attributable to our businesses in Korea, Japan and China, which were principally driven by concession shop expansion within these markets. Similar to our experience in Europe, we believe the increased brand awareness generated by the expansion of our FOSSIL accessory store base in the Asia Pacific region is facilitating our growth initiative in our leather business. During the First Quarter our leathers sales volumes in the Asia Pacific wholesale segment increased 42.7%, or $1.1 million, in comparison to the Prior Year Quarter.

Direct to Consumer Net Sales. Direct to consumer net sales for the First Quarter increased by 28.1%, or $24.8 million, in comparison to the Prior Year Quarter, primarily as a result of constant dollar comparable store sales gains of 21.3% and a 2.4% increase in the average number of Company-owned stores open during the First Quarter. Additionally, net sales from our e-commerce businesses increased 26.7% on a constant dollar basis for the First Quarter in comparison to the Prior Year Quarter. Comparable store sales related to our global full price accessory concept increased by 14.7% for the First Quarter as compared to the Prior Year Quarter and global outlet comparable store sales increased 31.3% for the First Quarter as compared to the Prior Year Quarter. We attribute the growth in our direct to consumer segment to consumers’ positive response to the focused point of view and imagery of the FOSSIL brand, the continued introduction of new and innovative designs and materials and increased e-commerce and catalog marketing initiatives.

We ended the First Quarter with 362 stores, including 233 full price accessory stores, 130 of which are outside of North America, 92 outlet locations, including 23 outside of North America, 27 clothing stores, including 3 outside of North America, and 10 full price multi-brand stores, including 9 outside of North America. This compares to 355 stores at the end of the Prior Year Quarter, which included 220 full price accessory stores, 119 located outside of North America, 89 outlet locations, including 16 outside of North America, 33 clothing stores, all in North America, and 13 full price multi-brand stores, including 11 outside of North America. During the First Quarter, we opened 6 new stores and closed 8. For fiscal year 2011, we anticipate opening approximately 80 to 85 additional retail stores globally and closing 26 to 28 stores. Our estimate of fiscal year 2011 door growth is predicated on the availability of appropriate locations upon commercially acceptable terms.

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

Gross Profit. Gross profit increased by 37.6% to $301.8 million in the First Quarter compared to the Prior Year Quarter as a result of increased sales and gross profit margin expansion. Gross profit margin increased 40 basis points to 56.2% in the First Quarter compared to 55.8% in the Prior Year Quarter. The increase in gross profit margin was primarily driven by an approximate 40 basis point favorable impact as a result of a weaker U.S. dollar, an increase in sales mix of higher margin Asia Pacific based sales and increased gross margins achieved in our outlet stores. Partially offsetting these increases in gross profit margin during the First Quarter was an increase in the mix of sales of lower margin sales to third party distributors and a sales mix decrease from our Direct to Consumer segment in comparison to the Prior Year Quarter. We are experiencing some increases in certain component prices and labor costs. As a result, we could experience some input cost increases throughout fiscal year 2011 and expect gross margin for the fiscal year to be slightly below the 57% level.

Operating Expenses. Total operating expenses increased by $41.1 million, in the First Quarter compared to the Prior Year Quarter and included $3.4 million of expenses associated with the translation of foreign-based expenses as a result of a weaker U.S. dollar. In the First Quarter, operating expenses expressed as a percentage of net sales decreased to 39.0% compared to 42.8% in the Prior Year Quarter, primarily as a result of our stronger sales performance. During the First Quarter, on a constant dollar basis, operating expenses in our wholesale segments, direct to consumer segment and corporate cost areas increased by $22.6 million, $12.7 million and $2.4 million, respectively, as compared to the Prior Year Quarter. Expense growth in the wholesale segments was principally a result of increased marketing expenses throughout all markets and door expansion and compensation cost increases, more heavily associated with our Asia Pacific businesses. Expense increases in the direct to consumer segment were primarily attributable to the expansion of our catalog mailings, increased web-based marketing expenditures and cost associated with the development of our North American-based Customer Relationship Management initiative. Expense growth in the corporate cost area was primarily associated with increased professional services and facilities costs.

The following table sets forth operating expenses on a segment basis and the relative percentage of operating expenses to net sales for each segment for the periods indicated (in millions, except for percentage data):

	For the 13 Weeks Ended April 2, 2011		For the 13 Weeks Ended April 3, 2010
	Operating Expense	% of Net Sales	Operating Expense	% of Net Sales
North America Wholesale	$40.5	19.6%	$32.0	20.8%
Europe Wholesale	44.6	29.4	37.0	32.9
Asia Pacific Wholesale	29.2	45.4	20.3	52.5
Direct to Consumer	68.9	60.3	55.3	62.7
Corporate	26.1	0.0	23.6	0.0

Total	$209.3	39.0%	$168.2	42.8%

Operating Income. Increased net sales and improved gross profit margin and operating expense leverage resulted in an 80.6% increase in operating income for the First Quarter in comparison to the Prior Year Quarter. As a percentage of sales, operating income increased to 17.2% in the First Quarter, compared to 13.0% in the Prior Year Quarter. During the First Quarter, operating income was favorably impacted by approximately $1.9 million as a result of the translation of foreign-based sales and expenses into U.S. dollars. Given the operating leverage generated during the First Quarter and expected currency benefits based upon prevailing currency rates, partially offset by the reduction in our gross margin expectations over the remainder of the fiscal year, we believe the fiscal year 2011 operating margins will be slightly higher than the original 17.0% to 17.5% guidance we previously provided.

Other (Expense) Income - Net. Other (expense) income – net decreased unfavorably by $5.6 million during the First Quarter in comparison to the Prior Year Quarter, principally due to net mark-to-market foreign currency transaction losses in the First Quarter in comparison to net mark-to-market gains in the Prior Year Quarter. These gains and losses were primarily related to our hedging and other transactional activities.

Provision For Income Taxes. Income tax expense for the First Quarter was $31.2 million, resulting in an effective income tax rate of 34.9%. For the Prior Year Quarter, income tax expense was $16.0 million, resulting in an effective income tax rate of 29.9%. We estimate our fiscal year 2011 effective income tax rate will approximate 35%, excluding any discrete events.

Net Income Attributable to Noncontrolling Interest. Net income attributable to noncontrolling interest, which represents the minority interest portion of subsidiaries in which we own less than 100%, increased by $0.5 million for the First Quarter as compared to the Prior Year Quarter. This increase was a result of increased net income related to our less than 100% owned subsidiaries with a substantial portion of this increase attributable to the net income related to one of our watch assembly facilities.

Net Income Attributable to Fossil, Inc. First Quarter net income attributable to Fossil, Inc. increased by 55.5% to $55.8 million, or $0.86 per diluted share, inclusive of an approximate $0.04 diluted earnings per share reduction related to foreign currency translation.

2011 Net Sales and Earnings Estimates. For the second quarter of fiscal 2011, we expect year-over-year net sales to increase in a range of 28% to 30% with operating income increasing in a range of 15% to 18%. Second quarter fiscal 2011 diluted earnings per share are expected to be in a range of $0.70 to $0.73. As a result of a much lower effective income tax rate in the second quarter last year, resulting from significant reductions in certain income tax liabilities, we expect a more structural tax rate of 35% in the second quarter of fiscal year 2011 to unfavorably impact comparable quarter diluted earnings per share by approximately $0.26.

For fiscal year 2011, we expect net sales to increase in a range of 21% to 23% in comparison to fiscal year 2010. Diluted earnings per share for fiscal year 2011 are expected to be in a range of $4.44 to $4.54. This range includes a favorable currency impact of approximately $0.12 per diluted share primarily related to the translation impact of an average weaker dollar for the full year, net of expected hedging losses. In comparison to fiscal year 2010, we expect an approximate 400 basis point increase in our effective tax rate to unfavorably impact comparable year-over-year earnings by $0.29 while a lower share count, a result of stock repurchases to-date in addition to expected future repurchases in fiscal year 2011, is expected to benefit year-over-year earnings by $0.27. Our forward guidance is based upon the current prevailing rate of the U.S. dollar compared to other foreign currencies for countries in which we operate.

Liquidity and Capital Resources

Historically, our general business operations have not required substantial cash during the first several months of our fiscal year. Generally, starting in the second quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our quarterly cash requirements are also impacted by the number of new stores we open, other capital expenditures and the amount of any discretionary stock repurchases we make. Our cash and cash equivalents balances as of the end of the First Quarter amounted to $346.7 million in comparison to $449.9 million at the end of the Prior Year Quarter and $392.8 million at the end of fiscal year 2010.

Net cash provided by operating activities of $53.1 million was more than offset by cash used in investing and financing activities of $12.1 million and $90.1 million, respectively, resulting in a $46.1 million decrease in cash and cash equivalents since the end of fiscal year 2010. Operating activities consisted of net income of $58.1 million, favorable non-cash activities of $13.4 million, partially offset by decreases in working capital of $18.4 million. Investing activities were primarily driven by $9.9 million in capital expenditures. Financing activities were principally comprised of $94.5 million of common stock repurchases. Foreign exchange rate translations increased cash and cash equivalents by $3.0 million.

Accounts receivable increased by 34.2% to $219.7 million at the end of the First Quarter compared to $163.7 million at the end of the Prior Year Quarter, primarily due to an increase in wholesale shipments during the First Quarter versus the Prior Year Quarter. Days sales outstanding for our wholesale segments for the First Quarter was 46 days in comparison to 47 days in the Prior Year Quarter. Inventory at the end of the First Quarter was $402.6 million, representing an increase of 60.9% from the Prior Year Quarter inventory balance of $250.3 million. Higher inventory levels resulted from accelerating inventory purchases to compensate for the watch sales trends globally while continued smoothing of factory production throughout the year resulted in a slight increase in factory lead times. During the Prior Year Quarter, inventory levels declined by 12.2% on a 21.7% increase in net sales in comparison to the first quarter of fiscal year 2009. We expect inventory increases to slow over the balance of the fiscal year with projected fiscal year-end inventories slightly higher than the prior fiscal year end level with strong double-digit sales growth expected for the full year.

In fiscal year 2010, our Board of Directors approved two common stock repurchase programs pursuant to which up to $30 million and $750 million, respectively, could be used to repurchase outstanding shares of our common stock. Both of these repurchase programs were conducted pursuant to Rule 10b-18 of the Securities Exchange Act of 1934. The $750 million repurchase program has a termination date of December 2013 and the $30 million repurchase program has no termination date. We repurchased 3.1 million shares under the $750 million repurchase program during fiscal year 2010 at a cost of $179.2 million. Of the $179.2 million used to repurchase shares in fiscal year 2010, $49.2 million, representing approximately 694,000 shares, was under a $100 million 10b5-1 plan entered into in November 2010. We completed the purchase of all $100 million of common stock, representing 1.4 million shares, under this plan as of February 10, 2011. Additionally, in February 2011, we entered into a new $80 million 10b5-1 plan under the $750 million repurchase program and, during the First Quarter, we repurchased 541,000 shares at a cost of $43.8 million under this plan. Subsequent to the end of the First Quarter, but prior to the filing date of this Form 10-Q, we repurchased an additional 386,000 shares at a cost of $36.2 million under this $80 million 10b5-1 plan.

At the end of the First Quarter, we had working capital of $782.7 million compared to working capital of $744.5 million at the end of the Prior Year Quarter. Additionally, we had approximately $5.2 million of outstanding short-term borrowings and $4.5 million in long-term debt.

On December 17, 2010, we and certain of our subsidiaries entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, swingline lender and issuing lender, Wells Fargo Securities, LLC, as sole lead arranger and sole book manager and Bank of America, N.A., as lender. The Credit Agreement provides for revolving credit loans in the amount of $300 million (the “Revolver”), a swingline loan of $20 million, and the provision for letters of credit. The Revolver increased our borrowing capability from $100 million to $300 million as it replaced the Loan Agreement dated as of September 23, 2004, as amended by and between us and certain of our subsidiaries. We had no outstanding borrowings under the Revolver at the end of the First Quarter. Amounts outstanding under the Revolver bear interest at our option of (i) the base rate (defined as the higher of (a) the prime rate publicly announced by Wells Fargo, (b) the federal funds rate plus 1.50% and (c) LIBOR plus 1.50%) plus the base rate applicable margin (which varies based upon our consolidated leverage ratio (the “Ratio”) from 0.25% if the Ratio is less than 1.00 to 1.00, to 1.00% if the Ratio is greater than or equal to 2.00 to 1.00) or (ii) the LIBOR rate (defined as the quotient obtained by dividing (a) LIBOR by (b) 1.00 minus the Eurodollar reserve percentage) plus the LIBOR rate applicable margin (which varies based upon the Ratio from 1.25% if the Ratio is less than 1.00 to 1.00 to 2.00% if the Ratio is greater than or equal to 2.00 to 1.00). Amounts outstanding under the swingline loan under the Credit Agreement or upon any drawing under a letter of credit bear interest at the base rate plus the base rate applicable margin. We had $1.5 million of outstanding standby letters of credit at April 2, 2011 that reduce amounts available under the Revolver.

In December 2010, our Japanese subsidiary, Fossil Japan, Inc., entered into a new 400 million Yen short-term credit facility agreement (the “Facility”). The Facility replaced two separate 150 million Yen short-term credit facilities previously utilized for the working capital needs of Fossil Japan, Inc. The Facility bears interest at the short-term prime rate (1.475% at end of the First Quarter). At the end of the First Quarter, we had approximately $4.8 million of outstanding borrowings under the Facility which are included in short-term borrowings.

At the end of the First Quarter, we had approximately $4.5 million of outstanding long-term borrowings, of which $3.9 million was related to our wholly-owned subsidiary, Fossil Group Europe, Gmbh, in the form of a term note. This note has a variable interest term with an interest rate at the end of the First Quarter of 2.0% with interest payments due quarterly. This note requires minimum principal payments of 100,000 Swiss Francs each year with no stated maturity and no penalties for early termination.

At April 2, 2011, we were in compliance with all debt covenants related to all of our credit facilities.

On April 6, 2011, subsequent to the balance sheet date, our Korean subsidiary, Fossil (Korea) Limited (“Fossil Korea”), entered into a new $20 million credit facility agreement (the “Agreement”) with Bank of America, N.A., Seoul Branch. The Agreement bears interest, based on a three month CD rate which is published by the Korea Securities Dealers Association, plus 120 basis points for a one month period or plus 130 basis points for a three month period. On April 22, 2011, Fossil Korea borrowed 11 billion Won, or $10.1 million, against the credit facility at an interest rate of 4.6%, with such amounts used primarily to reduce certain intercompany loans and payables.

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

In addition to the factors listed above, our actual results may differ materially due to the other risks and uncertainties discussed in this Quarterly Report on Form 10-Q and the risks and uncertainties set forth in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011. Accordingly, readers of this Quarterly Report on Form 10-Q should consider these facts in evaluating the information and are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a multinational enterprise, we are exposed to changes in foreign currency exchange rates. Our most significant foreign currency risks relate to the European Euro, and to a lesser extent, the British Pound, the Swiss Franc, the Australian Dollar, Canadian Dollar, Japanese Yen, Korean Won, Mexican Peso, Malaysian Ringgit, Singapore Dollar and Swedish Krona as compared to the U.S. dollar. Due to our vertical nature whereby a significant portion of goods are sourced from our owned facilities, the foreign currency risks relate primarily to the necessary current settlement of intercompany inventory transactions. We employ a variety of operating practices to manage these market risks relative to foreign currency exchange rate changes and, where deemed appropriate, utilize foreign currency forward contracts. These operating practices include, among others, our ability to convert foreign currency into U.S. dollars at spot rates and to maintain U.S. dollar pricing relative to sales of our products to certain distributors located outside the U.S. The use of foreign currency forward contracts allows us to offset exposure to rate fluctuations because the gains or losses incurred on the derivative instruments will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. We use derivative instruments only for risk management purposes and do not use them for speculation or for trading. There were no significant changes in how we managed foreign currency transactional exposure in the First Quarter, and we do not anticipate any significant changes in such exposures or in the strategies we employ to manage such exposure in the near future.

At the end of the First Quarter, we had outstanding foreign exchange contracts to sell 119.1 million European Euros for approximately $158.5 million, expiring through September 2012, 15.8 million British Pounds for approximately $25.4 million, expiring through September 2012, 4.0 billion Japanese Yen for approximately $47.3 million, expiring through March 2013, 18.1 million Australian Dollars for approximately $15.9 million, expiring through May 2012, 35.5 million Mexican Pesos for approximately $2.9 million, expiring through October 2011, and 17.2 million Canadian Dollars for approximately $17.1 million, expiring through September 2012. If we were to settle our European Euro, British Pound, Japanese Yen, Australian Dollar, Mexican Peso and Canadian Dollar based contracts at April 2, 2011, the net result would have been a net loss of approximately $12.4 million, net of taxes.

At the end of the First Quarter, a 10% unfavorable change in the U.S. dollar strengthening against foreign currencies to which we have balance sheet transactional exposures, would have decreased net pre-tax income by $8.9 million. The translation of the balance sheets of our foreign-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. At the end of the First Quarter, a 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would have reduced consolidated stockholders’ equity by approximately $35.4 million. In our view, these hypothetical losses resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position, results of operations or cash flows.

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

Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective at the reasonable assurance level as of April 2, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the First Quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Three shareholder derivative lawsuits have been filed in the United States District Court for the Northern District of Texas, Dallas Division, naming us as a nominal defendant and naming all of our then current directors and certain of our current and former officers and directors as defendants. The first suit, captioned City of Pontiac Policeman’s and Fireman’s Retirement System, derivatively on behalf of Fossil, Inc. v. Tom Kartsotis, Kosta N. Kartsotis, Michael L. Kovar, Michael W. Barnes, Mark D. Quick, Randy S. Kercho, Jal S. Shroff, Randy S. Hyne, Thomas R. Tunnel, Richard H. Gundy, Kenneth W. Anderson, Andrea Camerana, Alan J. Gold, Michael Steinberg, Donald J. Stone and Cadence Wang (Cause No. 3-06CV1672-P), was filed on September 13, 2006. The second suit, captioned Robert B. Minich, derivatively on behalf of Fossil, Inc. v. Tom Karstotis, Kosta N. Kartsotis, Michael L. Kovar, Michael W. Barnes, Mark D. Quick, Randy S. Kercho, Jal S. Shroff, Randy S. Hyne, Thomas R. Tunnel, Richard H. Gundy, Kenneth W. Anderson, Andrea Camerana, Alan J. Gold, Michael Steinberg, Donald J. Stone and Cadence Wang (Cause No. 3-06CV1977-M), was filed on October 26, 2006. The third suit, captioned Robert Neel, derivatively on behalf of Fossil, Inc. v. Michael W. Barnes, Richard H. Gundy, Randy S. Kercho, Mark D. Quick, Tom Kartsotis, Kosta N. Kartsotis, Jal S. Shroff, T.R. Tunnell, Michael L. Kovar, Donald J. Stone, Kenneth W. Anderson, Alan J. Gold, Michael Steinberg, and Fossil, Inc. (Cause No. 3-06CV2264-G), was filed on December 8, 2006. The complaints allege purported violations of federal securities laws and state law claims for breach of fiduciary duty, abuse of control, constructive fraud, corporate waste, unjust enrichment and gross mismanagement in connection with certain stock option grants made by us. Plaintiffs seek (i) an unspecified amount of money damages for all losses and damages suffered as a result of the acts alleged in the complaint; (ii) for defendants to account for all damages caused by them and all profits and special benefits obtained as a result of the alleged unlawful conduct; (iii) actions to reform and improve our corporate governance and internal control procedures; (iv) the ordering of the imposition of a constructive trust over the defendants’ stock options and proceeds derived therefrom; and (v) punitive damages.

In May 2011, a Stipulation and Agreement of Settlement was filed with the court having jurisdiction over the three shareholder derivative lawsuits. The Stipulation and Agreement of Settlement provides in part for the following: (i) payment to us of approximately $8.7 million by the insurance carriers for the individual defendants; (ii) the adoption or maintenance by us of certain corporate governance measures; and (iii) in payment of plaintiff’s counsel’s fees and expenses (a) the issuance by us to plaintiff’s counsel of approximately $7.8 million in shares of our common stock and (b) the granting to plaintiff’s counsel of a stock option to acquire up to 32,000 shares of our common stock. The Stipulation and Agreement of Settlement was given preliminary approval by the court on May 9, 2011, subject to a settlement hearing scheduled for June 30, 2011.

There are no other legal proceedings to which we are a party or to which our properties are subject, other than routine litigation incident to our business, which is not material to our consolidated financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

Certain key components in our products come from sole or limited sources of supply, which exposes us to potential supply shortages that could disrupt the manufacture and sale of our products.

We and our contract manufacturers currently purchase a number of key components used to manufacture our products from sole or limited sources of supply for which alternative sources may not be readily available. Any interruption or delay in the supply of any of these components could significantly harm our ability to meet scheduled product deliveries to our customers and cause us to lose sales. Interruptions or delays in supply may be caused by a number of factors that are outside of our and our contractor manufacturers’ control, such as natural disasters like the recent earthquake and tsunami in Japan. In addition, the purchase of these components on a sole or limited source basis subjects us to risks of price increases and potential quality assurance problems. An increase in the cost of components could make our products less competitive and result in lower gross margins. In the event that we can no longer obtain materials from a sole source supplier, we might not be able to qualify or identify alternative suppliers in a timely fashion. Any extended interruption in the supply of any of the key components currently obtained from a sole or limited source or delay in transitioning to a replacement supplier could disrupt our operations and significantly harm our business in any given period. If our supply of certain components is disrupted, our lead times are extended or the cost of our components increases, our business, operating results and financial condition could be materially adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of shares of our common stock during the fiscal quarter ended April 2, 2011:

ISSUER PURCHASES OF EQUITY SECURITIES (1) (2)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
January 2, 2011 - January 29, 2011	448,972	$70.09	448,972	$569,311,180
January 30, 2011 - February 26, 2011	259,100	$74.46	259,100	$550,017,383
February 27, 2011 - April 2, 2011	540,500	$80.96	540,500	$506,256,491

Total	1,248,572		1,248,572

(1)	The table includes purchases made during our fiscal fourth quarter and settled in the First Quarter. The settlement date is generally three trading days following the trade date.
(2)	On August 10, 2010, we announced a common stock repurchase program pursuant to which up to $30 million could be used to repurchase outstanding shares of our common stock. On August 30, 2010, we announced a common stock repurchase program pursuant to which up to $750 million could be used to repurchase outstanding shares of our common stock. The $750 million repurchase program has a termination date of December 2013 and the $30 million repurchase program has no termination date.

Item 6.	Exhibits

(a)	Exhibits

3.1	Third Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 25, 2010).

3.2	Third Amended and Restated Bylaws of Fossil, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on May 25, 2010).

31.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101(2)	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2011, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.

(1)	Filed herewith.
(2)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOSSIL, INC.

May 12, 2011	/S/ MIKE L. KOVAR
Mike L. Kovar
Executive Vice President, Chief Financial Officer and Treasurer (Principal financial and accounting officer duly authorized to sign on behalf of Registrant)

EXHIBIT INDEX

Exhibit Number	Document Description

3.1	Third Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 25, 2010).

3.2	Third Amended and Restated Bylaws of Fossil, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on May 25, 2010).

31.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101(2)	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2011, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.

(1)	Filed herewith.
(2)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.