Form 10-Q
period 2011-07-02
FOSSIL INC
filed 2011-08-11
CIK 883569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 2, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 000-19848

FOSSIL, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2018505
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2280 N. Greenville Avenue, Richardson, Texas 75082

(Address of principal executive offices)

(Zip Code)

(972) 234-2525

(Registrant’s telephone number, including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of August 5, 2011: 63,098,630.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

FOSSIL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

IN THOUSANDS

	July 2, 2011	January 1, 2011

Assets
Current assets:
Cash and cash equivalents	$323,454	$392,794
Securities available for sale	8,729	8,864
Accounts receivable - net of allowances of $76,800 and $80,659, respectively	226,060	263,218
Inventories	450,698	371,935
Deferred income tax assets - net	42,819	41,836
Prepaid expenses and other current assets	99,080	62,170

Total current assets	1,150,840	1,140,817

Investments	7,620	9,023
Property, plant and equipment - net of accumulated depreciation of $215,445 and $205,312, respectively	226,697	217,424
Goodwill	45,960	44,572
Intangible and other assets - net	62,456	55,737

Total long-term assets	342,733	326,756

Total assets	$1,493,573	$1,467,573

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$146,854	$122,266
Short-term debt	8,870	5,314
Accrued expenses:
Compensation	44,400	51,374
Royalties	28,140	39,731
Co-op advertising	12,532	23,101
Transaction taxes	13,380	18,894
Other	69,132	50,779
Income taxes payable	22,121	28,029

Total current liabilities	345,429	339,488

Long-term income taxes payable	14,479	9,088
Deferred income tax liabilities	58,911	47,893
Long-term debt	4,814	4,513
Other long-term liabilities	24,817	14,883

Total long-term liabilities	103,021	76,377

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock, 68,328 and 67,882 shares issued as of July 2, 2011 and January 1, 2011, respectively	683	679
Treasury stock, at cost, 5,071 and 3,206 shares as of July 2, 2011 and January 1, 2011, respectively	(338,364)	(183,014)
Additional paid-in capital	134,862	117,215
Retained earnings	1,197,003	1,089,820
Accumulated other comprehensive income	42,207	19,418
Noncontrolling interest	8,732	7,590

Total stockholders’ equity	1,045,123	1,051,708

Total liabilities and stockholders’ equity	$1,493,573	$1,467,573

See notes to the condensed consolidated financial statements.

FOSSIL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

UNAUDITED

IN THOUSANDS, EXCEPT PER SHARE DATA

	For the 13 Weeks Ended		For the 26 Weeks Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net sales	$556,661	$412,560	$1,093,635	$805,789
Cost of sales	244,685	175,675	479,847	349,485

Gross profit	311,976	236,885	613,788	456,304

Operating expenses:
Selling and distribution	164,606	129,192	322,990	254,047
General and administrative	61,108	43,347	111,980	86,648

Total operating expenses	225,714	172,539	434,970	340,695

Operating income	86,262	64,346	178,818	115,609
Interest expense	649	59	874	117
Other (expense) income - net	(3,925)	237	(6,998)	2,771

Income before income taxes	81,688	64,524	170,946	118,263
Provision for income taxes	27,657	7,965	58,850	24,008

Net income	54,031	56,559	112,096	94,255
Less: Net income attributable to noncontrolling interest	2,670	2,074	4,914	3,863

Net income attributable to Fossil, Inc.	$51,361	$54,485	$107,182	$90,392

Other comprehensive income (loss), net of taxes:
Currency translation adjustment	10,581	(17,211)	29,907	(35,191)
Unrealized gain (loss) on securities available for sale	188	114	(248)	298
Forward contracts hedging intercompany foreign currency payments - change in fair values	(2,023)	3,861	(6,870)	9,457

Total comprehensive income	62,777	43,323	134,885	68,819
Less: Comprehensive income attributable to noncontrolling interest	2,670	2,062	4,914	3,842

Comprehensive income attributable to Fossil, Inc.	$60,107	$41,261	$129,971	$64,977

Earnings per share:
Basic	$0.81	$0.81	$1.68	$1.34

Diluted	$0.80	$0.80	$1.66	$1.33

Weighted average common shares outstanding:
Basic	63,411	67,446	63,743	67,235

Diluted	64,124	68,278	64,477	68,111

See notes to the condensed consolidated financial statements.

FOSSIL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

IN THOUSANDS

	For the 26 Weeks Ended
	July 2, 2011	July 3, 2010
Operating Activities:
Net income	$112,096	$94,255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	25,060	20,036
Stock-based compensation	5,910	4,500
(Decrease) increase in allowance for returns - net of inventory in transit	(2,316)	2,138
Loss on disposal of assets	924	101
Impairment losses	0	2,476
Equity in loss (income) of joint venture	73	(687)
Distribution from joint venture	2,226	4,726
Decrease in allowance for doubtful accounts	(755)	(1,273)
Excess tax benefits from stock-based compensation	(9,333)	(2,975)
Deferred income taxes and other	10,672	11,754

Changes in operating assets and liabilities:
Accounts receivable	49,772	44,191
Inventories	(66,953)	(49,946)
Prepaid expenses and other current assets	(35,027)	(17,670)
Accounts payable	8,644	(15,523)
Accrued expenses	(25,938)	1,108
Income taxes payable	8,112	(26,563)

Net cash provided by operating activities	83,167	70,648

Investing Activities:
Additions to property, plant and equipment	(30,429)	(17,626)
Increase in intangible and other assets	(6,465)	(2,371)
Purchase of securities available for sale	(222)	(302)
Sales/maturities of securities available for sale	111	151
Proceeds from the sale of property, plant and equipment	21,251	0

Net cash used in investing activities	(15,754)	(20,148)

Financing Activities:
Acquisition of common stock	(155,350)	(11,157)
Distribution of noncontrolling interest earnings	(3,772)	(4,272)
Excess tax benefits from stock-based compensation	9,333	2,975
Borrowings on notes payable	10,276	46
Payments on notes payable	(6,870)	(221)
Proceeds from exercise of stock options	7,728	9,544

Net cash used in financing activities	(138,655)	(3,085)

Effect of exchange rate changes on cash and cash equivalents	1,902	(18,046)

Net (decrease) increase in cash and cash equivalents	(69,340)	29,369
Cash and cash equivalents:
Beginning of period	392,794	405,175

End of period	$323,454	$434,544

See notes to the condensed consolidated financial statements.

FOSSIL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1. FINANCIAL STATEMENT POLICIES

Basis of Presentation. The condensed consolidated financial statements include the accounts of Fossil, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of July 2, 2011, and the results of operations for the thirteen week periods ended July 2, 2011 (“Second Quarter”) and July 3, 2010 (“Prior Year Quarter”), respectively, and the twenty-six week periods ended July 2, 2011 (“Year To Date Period”) and July 3, 2010 (“Prior Year YTD Period”), respectively. All adjustments are of a normal, recurring nature.

These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K filed by the Company pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the fiscal year ended January 1, 2011. Operating results for the thirteen and twenty-six week periods ended July 2, 2011 are not necessarily indicative of the results to be achieved for the full year.

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

Foreign Currency Hedging Instruments. The Company’s foreign subsidiaries periodically enter into forward contracts principally to hedge the future payment of intercompany inventory transactions in U.S. dollars. If the Company’s foreign subsidiaries were to settle their contracts designated as cash flow hedges that were denominated in European Euros, British Pounds, Mexican Pesos, Australian Dollars, Canadian Dollars and Japanese Yen, the net result would be a loss of approximately $13.7 million, net of taxes, as of July 2, 2011. Refer to Note 6—Derivatives and Risk Management in the condensed consolidated financial statements for additional disclosures about the Company’s use of forward contracts. The tax benefit of changes in fair value of hedging activities for the Second Quarter and Year To Date Period were $0.6 million and $0.2 million, respectively. The tax expense of changes in fair value of hedging activities for the Prior Year Quarter and Prior Year YTD Period was $0.8 million and $0.7 million, respectively.

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

FOSSIL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value at July 2, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
Investments in bonds	$7,974	$0	$0	$7,974
Investment in publicly traded equity securities	756	0	0	756
Foreign exchange forward contracts	0	85	0	85
Deferred compensation plan assets:
Investment in publicly traded mutual funds	3,414	0	0	3,414

Total	$12,144	$85	$0	$12,229

Liabilities:
Foreign exchange forward contracts	$0	$16,475	$0	$16,475

Total	$0	$16,475	$0	$16,475

	Fair Value at January 1, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
Investments in bonds	$7,705	$0	$0	$7,705
Investment in publicly traded equity securities	1,159	0	0	1,159
Foreign exchange forward contracts	0	1,628	0	1,628
Deferred compensation plan assets:
Investment in publicly traded mutual funds	3,295	0	0	3,295

Total	$12,159	$1,628	$0	$13,787

Liabilities:
Foreign exchange forward contracts	$0	$10,222	$0	$10,222

Total	$0	$10,222	$0	$10,222

The fair values of the Company’s securities available for sale and deferred compensation plan assets are based on quoted prices. The deferred compensation plan assets are recorded within intangible and other assets – net. The foreign exchange forward contracts are entered into by the Company principally to hedge the future payment of intercompany inventory transactions by non-U.S. subsidiaries. The fair values of the Company’s foreign exchange forward contracts are based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates.

The Company has evaluated its short-term and long-term debt and believes, based on the interest rates, related terms and maturities, that the fair values of such instruments approximate their carrying amounts. As of July 2, 2011 and January 1, 2011, the carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated their fair values due to the short-term maturities of these accounts.

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

FOSSIL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS (in thousands, except per share data):

	For the 13 Weeks Ended		For the 26 Weeks Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Numerator:
Net income attributable to Fossil, Inc.	$51,361	$54,485	$107,182	$90,392

Denominator:
Basic EPS computation:
Basic weighted average common shares outstanding	63,411	67,446	63,743	67,235

Basic EPS	$0.81	$0.81	$1.68	$1.34

Diluted EPS computation:
Basic weighted average common shares outstanding	63,411	67,446	63,743	67,235
Stock options, stock appreciation rights and restricted stock units	713	832	734	876

Diluted weighted average common shares outstanding	64,124	68,278	64,477	68,111

Diluted EPS	$0.80	$0.80	$1.66	$1.33

Approximately 49,000, 2,000 and 205,000 weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation at the end of the Prior Year Quarter, Year To Date Period and Prior Year YTD Period, respectively, because they were antidilutive. These common share equivalents may be dilutive in future EPS calculations. All outstanding shares issuable under stock-based awards were dilutive during the Second Quarter.

Goodwill. The changes in the carrying amount of goodwill, which is not subject to amortization, are as follows (in thousands):

	North America Wholesale	Europe Wholesale	Asia Pacific Wholesale	Direct to Consumer	Total
Balance at January 1, 2011	$23,838	$18,120	$2,614	$0	$44,572
Foreign currency changes	129	1,236	23	0	1,388

Balance at July 2, 2011	$23,967	$19,356	$2,637	$0	$45,960

2. INVENTORIES

Inventories consist of the following (in thousands):

	July 2, 2011	January 1, 2011
Components and parts	$42,508	$23,292
Work-in-process	5,748	4,176
Inventory purchases in transit	62,837	47,455
Finished goods	339,605	297,012

Inventories	$450,698	$371,935

3. INCOME TAXES

The Company’s income tax expense and related effective rate were as follows (in thousands, except percentage data):

	For the 13 Weeks Ended July 2, 2011	For the 13 Weeks Ended July 3, 2010	For the 26 Weeks Ended July 2, 2011	For the 26 Weeks Ended July 3, 2010
Income tax expense	$27,657	$7,965	$58,850	$24,008
Income tax rate	33.9%	12.3%	34.4%	20.3%

FOSSIL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

The lower effective tax rates in the Prior Year Quarter and Prior Year YTD Period were attributable to the recognition of previously unrecognized tax benefits during the Prior Year Quarter.

As of July 2, 2011, the total amount of unrecognized tax benefits, excluding interest and penalties, was $15.6 million, of which $12.5 million would favorably impact the effective tax rate in future periods, if recognized. During the Prior Year Quarter, the examination phase of the Internal Revenue Service (“IRS”) audit for tax years 2005 and 2006 was completed. The IRS proposed certain adjustments and the Company filed a protest. This protest is under review by the IRS Office of Appeals and it is possible that it may be resolved within the next twelve months. The Company is also subject to examinations in various state and foreign jurisdictions for the 2004-2009 tax years, none of which are individually significant. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

The Company has classified uncertain tax positions as long-term income taxes payable unless such amounts are expected to be paid within twelve months of the condensed consolidated balance sheet date. As of July 2, 2011, the Company has recorded unrecognized tax benefits of $2.7 million, excluding interest and penalties, for positions that could be settled within the next twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes payable, respectively. The total amount of accrued income tax-related interest included in the condensed consolidated balance sheet at July 2, 2011 was $2.0 million. There were no penalties accrued in the condensed consolidated balance sheet at July 2, 2011. For the Second Quarter, the Company accrued income tax-related interest expense of $0.2 million.

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

The following table reflects the Company’s common stock repurchase activity for the periods indicated (in millions).

			For the 13 Weeks Ended July 2, 2011		For the 26 Weeks Ended July 2, 2011		For the 2010 Fiscal Year
Period authorized	Dollar value authorized	Termination date	Number of shares repurchased	Dollar value repurchased	Number of shares repurchased	Dollar value repurchased	Number of shares repurchased	Dollar value repurchased
Fiscal Year 2010	$30.0	None	0.0	$0.0	0.0	$0.0	0.0	$0.0
Fiscal Year 2010	$750.0	December 2013	0.6	$60.9	1.9	$155.4	3.1	$179.2
Fiscal Year 2009	$20.0	None					0.5	$20.0

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

FOSSIL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

The following table summarizes stock options and stock appreciation rights activity during the Second Quarter:

Stock Options and Stock Appreciation Rights	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	IN THOUSANDS			IN THOUSANDS

Outstanding at April 2, 2011	1,468	$35.41	6.4	$85,452
Granted	6	93.29
Exercised	(230)	26.24		18,490
Forfeited or expired	(1)	8.84

Outstanding at July 2, 2011	1,243	37.39	6.4	105,130

Exercisable at July 2, 2011	498	24.17	4.5	48,735

Nonvested at July 2, 2011	745	46.24	7.6	56,396

Expected to vest	690	$46.24	7.6	$52,321

The aggregate intrinsic value in the table above is before income taxes and is based on the exercise price for outstanding and exercisable stock options and stock appreciation rights at July 2, 2011 and the fair market value on the exercise date for stock options and stock appreciation rights that have been exercised during the Second Quarter.

Stock Options and Stock Appreciation Rights Outstanding and Exercisable. The following table summarizes information with respect to stock options and stock appreciation rights outstanding and exercisable at July 2, 2011:

Stock Options and Stock Appreciation Rights Outstanding				Stock Options and Stock Appreciation Rights Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Number of Shares	Weighted- Average Exercise Price
	IN THOUSANDS			IN THOUSANDS
$0 - $9.33	12	$9.22	0.5	12	$9.22
$9.33 - $18.66	309	14.32	5.5	158	14.77
$18.66 - $27.99	201	23.59	3.5	171	23.82
$27.99 - $37.31	223	31.09	5.7	89	30.98
$37.31 - $65.30	241	39.02	7.7	68	40.61
$65.30 - $74.63	6	69.53	9.5	0	0.00
$74.63 - $83.96	245	81.23	9.2	0	0.00
$83.96 - $93.29	6	93.29	9.8	0	0.00

Total	1,243	$37.39	6.4	498	$24.17

FOSSIL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

Restricted Stock and Restricted Stock Units. The following table summarizes restricted stock and restricted stock unit activity during the Second Quarter:

Restricted Stock and Restricted Stock Units	Number of Shares	Weighted- Average Grant-Date Fair Value

	IN THOUSANDS
Nonvested at April 2, 2011	383	$40.94
Granted	10	99.69
Vested	(30)	36.18
Forfeited	(3)	35.27

Nonvested at July 2, 2011	360	43.00

Expected to vest	324	$43.00

The total fair value of restricted stock and restricted stock units vested during the Second Quarter was approximately $3.0 million.

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

FOSSIL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

Summary information by operating segment is as follows (in thousands):

	For the 13 Weeks Ended July 2, 2011		For the 13 Weeks Ended July 3, 2010
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
North America Wholesale:
External customers	$213,064	$56,172	$155,868	$40,687
Intersegment	33,372		15,592
Europe Wholesale:
External customers	141,790	29,403	107,698	28,803
Intersegment	29,597		13,663
Asia Pacific Wholesale:
External customers	67,856	23,301	46,446	9,607
Intersegment	148,374		140,453
Direct to Consumer	133,951	14,756	102,548	11,320
Intersegment items	(211,343)		(169,708)
Corporate		(37,370)		(26,071)

Consolidated	$556,661	$86,262	$412,560	$64,346

	For the 26 Weeks Ended July 2, 2011		For the 26 Weeks Ended July 3, 2010
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
North America Wholesale:
External customers	$419,800	$106,504	$309,664	$70,534
Intersegment	63,791		52,285
Europe Wholesale:
External customers	293,620	67,515	220,168	52,218
Intersegment	64,730		26,909
Asia Pacific Wholesale:
External customers	132,071	45,549	85,150	26,443
Intersegment	284,057		235,348
Direct to Consumer	248,144	22,907	190,807	16,208
Intersegment items	(412,578)		(314,542)
Corporate		(63,657)		(49,794)

Consolidated	$1,093,635	$178,818	$805,789	$115,609

The following table shows revenue for each class of similar products in the periods presented (in thousands):

	For the 13 Weeks Ended		For the 26 Weeks Ended
	July 2 ,2011	July 3, 2010	July 2 ,2011	July 3, 2010
Watches	$399,627	$287,821	$772,336	$542,713
Leathers	91,690	68,009	182,239	142,772
Jewelry	38,483	32,191	80,649	66,194
Other	26,861	24,539	58,411	54,110

Total	$556,661	$412,560	$1,093,635	$805,789

FOSSIL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

6. DERIVATIVES AND RISK MANAGEMENT

The Company is exposed to certain risks relating to its ongoing business operations, which it attempts to manage by using derivative instruments. The primary risks managed by using derivative instruments are the fluctuations in global currencies that will ultimately be used to settle future payments of intercompany inventory transactions denominated in U.S. dollars by non-U.S. dollar functional currency subsidiaries. Specifically, the Company projects future intercompany purchases by its non-U.S. dollar functional currency subsidiaries generally over a period of up to 18 months. The Company enters into foreign currency forward contracts (“forward contracts”) generally for up to 65% of the forecasted purchases to manage fluctuations in global currencies that will ultimately be used to settle such U.S. dollar denominated inventory purchases. Forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon settlement date. The majority of the Company’s forward contracts are designated as single cash flow hedges. Fluctuations in exchange rates will either increase or decrease the Company’s U.S. dollar equivalent cash flows from these intercompany inventory transactions, which will affect the Company’s U.S. dollar earnings. Gains or losses on the forward contracts are expected to offset these fluctuations to the extent the cash flows are hedged by the forward contracts. The Company also periodically enters into forward contracts to manage exchange rate risks associated with certain non-inventory intercompany transactions and to which the Company does not elect hedge treatment. The Company did not have any outstanding forward contracts not designated as hedging instruments at July 2, 2011 or January 1, 2011.

The Company’s forward contracts purchased to hedge exchange rate risk associated with intercompany inventory transactions meet the criteria for hedge eligibility, which requires that they represent foreign-currency-denominated forecasted intra-entity transactions in which (1) the operating unit that has the foreign currency exposure is a party to the hedging instrument and (2) the hedged transaction is denominated in a currency other than the hedging unit’s functional currency. At the inception of the hedge, the hedging relationship is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk. The Company assesses hedge effectiveness under the critical terms matched method at inception and at least quarterly throughout the life of the hedging relationship. If the critical terms (i.e. amounts, currencies and settlement dates) of the forward currency exchange contract match the terms of the forecasted transaction, the Company concludes that there is no hedge ineffectiveness. The Company’s cash flow hedges resulted in no ineffectiveness in the condensed consolidated statements of income and comprehensive income for all reporting periods.

The accounting for gains and losses that result from changes in the fair values of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments. Changes in the fair value of derivatives not designated as hedging instruments are recognized in earnings when they occur. For a derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss), net of taxes and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, the Company’s hedges resulted in no ineffectiveness in the condensed consolidated statements of income and comprehensive income, and there were no components excluded from the assessment of hedge effectiveness for the Second Quarter, Prior Year Quarter, Year To Date Period and the Prior Year YTD Period.

FOSSIL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

All derivative instruments are recognized as either assets or liabilities at fair value in the statement of financial position. Forward contracts designated as cash flow hedges are recorded at fair value at each balance sheet date and the change in fair value is recorded to accumulated other comprehensive income (loss) within the equity section of the balance sheet until such forward contract gains (losses) become realized or the cash flow hedge relationship is terminated. If the cash flow hedge relationship is terminated, the derivatives gains or losses that are deferred in accumulated other comprehensive income (loss) will be recognized in earnings when the hedged cash flows occur. However, for cash flow hedges that are terminated because the forecasted transaction is not expected to occur in the original specified time period, the derivative gains or losses are immediately recognized in earnings. There were no gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges as of July 2, 2011 or July 3, 2010. Hedge accounting is discontinued if it is determined that the derivative is not highly effective. The Company records all cash flow hedge assets and liabilities on a gross basis as they do not meet the balance sheet netting criteria because the Company does not have master netting agreements established with the derivative counterparties that would allow for net settlement. As of July 2, 2011, the Company had the following outstanding forward contracts that were entered into to hedge the future payments of intercompany inventory transactions (in thousands):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
European Euro	123,958	U.S. Dollar	168,257
British Pound	14,629	U.S. Dollar	23,496
Japanese Yen	3,679,200	U.S. Dollar	43,159
Mexican Peso	32,403	U.S. Dollar	2,660
Australian Dollar	15,300	U.S. Dollar	13,420
Canadian Dollar	15,727	U.S. Dollar	15,699

The effective portion of gains and losses on derivative instruments that was recognized in other comprehensive income (loss), net of taxes, during the Second Quarter and the Prior Year Quarter, Year To Date Period and the Prior Year YTD Period is set forth below (in thousands):

Derivatives Designated as Cash Flow Hedges Under ASC 815	For the 13 Weeks Ended July 2, 2011	For the 13 Weeks Ended July 3, 2010

Foreign exchange contracts	$(6,036)	$6,727

Total (loss) gain recognized in other comprehensive income (loss), net of taxes	$(6,036)	$6,727

Derivatives Designated as Cash Flow Hedges Under ASC 815	For the 26 Weeks Ended July 2, 2011	For the 26 Weeks Ended July 3, 2010

Foreign exchange contracts	$(13,129)	$12,635

Total (loss) gain recognized in other comprehensive income (loss), net of taxes	$(13,129)	$12,635

FOSSIL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

The following tables illustrate the effective portion of gains and losses on derivative instruments designated and qualifying as cash flow hedges recorded in accumulated other comprehensive income (loss) during the term of the hedging relationship and reclassified into earnings in the periods presented (in thousands). There were no gains and losses on derivatives not designated as hedging instruments recorded directly to earnings during the Second Quarter, Prior Year Quarter, Year To Date Period, and Prior Year YTD Period.

Foreign Exchange Contracts Under ASC 815	Condensed Consolidated Income Statements Location		For the 13 Weeks Ended July 2, 2011	For the 13 Weeks Ended July 3, 2010
Cash flow hedging instruments	Other income - net	Total (loss) gain reclassified from other comprehensive income (loss), net of taxes into income, net of taxes	$(4,013)	$2,866

		Total	$(4,013)	$2,866

Foreign Exchange Contracts Under ASC 815	Condensed Consolidated Income Statements Location		For the 26 Weeks Ended July 2, 2011	For the 26 Weeks Ended July 3, 2010
Cash flow hedging instruments	Other income - net	Total (loss) gain reclassified from other comprehensive income (loss), net of taxes into income, net of taxes	$(6,259)	$3,178

		Total	$(6,259)	$3,178

The following table discloses the Company’s fair value amounts as separate asset and liability values, presents the fair value of derivative instruments on a gross basis, and identifies the line item(s) in the condensed consolidated balance sheets in which the fair value amounts for these categories of derivative instruments are included (in thousands):

	Asset Derivatives				Liability Derivatives
	July 2, 2011		January 1, 2011		July 2, 2011		January 1, 2011
Foreign Exchange Contracts Under ASC 815	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value
Cash flow hedging instruments	Prepaid expenses and other current assets	$52	Prepaid expenses and other current assets	$1,388	Accrued expenses-other	$15,596	Accrued expenses-other	$8,583
Cash flow hedging instruments	Intangible and other assets - net	33	Intangible and other assets - net	240	Other long-term liabilities	879	Other long-term liabilities	1,639

Total		$85		$1,628		$16,475		$10,222

At the end of the Second Quarter, the Company had foreign exchange contracts with maturities extending through June 2013. The estimated net amount of the existing gains or losses at the reporting date that is expected to be reclassified into earnings within the next twelve months is a loss of $13.0 million.

FOSSIL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

7. CONTROLLING AND NONCONTROLLING INTEREST

The following tables summarize the changes in equity attributable to controlling and noncontrolling interest (in thousands):

	Fossil, Inc. Stockholders Equity	Noncontrolling Interest	Total Stockholders Equity
Balance at January 1, 2011	$1,044,118	$7,590	$1,051,708

Net income	107,182	4,914	112,096
Currency translation adjustments	29,907	0	29,907
Unrealized loss on securities available for sale	(248)	0	(248)
Forward contracts hedging intercompany foreign currency payments - change in fair values	(6,870)	0	(6,870)
Common stock issued upon exercise of stock options and stock appreciation rights	7,728	0	7,728
Tax benefit derived from stock-based compensation	9,333	0	9,333
Distribution of noncontrolling interest earnings	0	(3,772)	(3,772)
Common stock forfeitures put to treasury	(5,319)	0	(5,319)
Acquisition of common stock	(155,350)	0	(155,350)
Stock-based compensation expense	5,910	0	5,910

Balance at July 2, 2011	$1,036,391	$8,732	$1,045,123

	Fossil, Inc. Stockholders Equity	Noncontrolling Interest	Total Stockholders Equity
Balance at January 2, 2010	$962,781	$5,631	$968,412

Net income	90,392	3,863	94,255
Currency translation adjustments	(35,191)	21	(35,170)
Unrealized gain on securities available for sale	298	0	298
Unrealized gain on forward contracts	9,457	0	9,457
Common stock issued upon exercise of stock options and stock appreciation rights	9,544	0	9,544
Tax benefit derived from stock-based compensation	2,975	0	2,975
Distribution of noncontrolling interest earnings	0	(4,272)	(4,272)
Common stock forfeitures put to treasury	(1,910)	0	(1,910)
Repurchase of common stock	(11,157)	0	(11,157)
Stock-based compensation expense	4,500	0	4,500

Balance at July 3, 2010	$1,031,689	$5,243	$1,036,932

FOSSIL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

8. INTANGIBLE AND OTHER ASSETS

The following table summarizes intangible and other assets (in thousands):

		July 2, 2011		January 1, 2011
	Useful Lives	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Intangibles - subject to amortization:
Trademarks	10 yrs.	$4,067	$1,950	$2,666	$1,795
Customer list	9 yrs.	8,104	7,470	7,937	6,963
Patents	14 - 20 yrs.	773	372	775	349
Other	7 - 20 yrs.	204	203	194	187

Total intangibles - subject to amortization		13,148	9,995	11,572	9,294

Intangibles - not subject to amortization:
Tradenames		18,983	0	18,938	0

Other assets:
Key money deposits		27,164	9,701	22,973	7,720
Other deposits		13,207	0	11,991	0
Deferred compensation plan assets		3,414	0	3,295	0
Other		9,549	3,313	6,615	2,633

Total other assets		53,334	13,014	44,874	10,353

Total intangibles and other assets		$85,465	$23,009	$75,384	$19,647

Total intangibles and other assets, net			$62,456		$55,737

Amortization expense for intangible assets, key money deposits and other assets was approximately $1.4 million, $1.1 million, $2.5 million and $3.7 million for the Second Quarter, Prior Year Quarter, Year To Date Period and Prior Year YTD Period, respectively. Estimated aggregate future amortization expense, by fiscal year, for intangible assets, key money deposits and other assets is as follows (in thousands):

Amortization Expense
2011 (Remaining)	$2,266
2012	4,404
2013	3,643
2014	3,218
2015	2,737
2016	2,426

FOSSIL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

9. COMMITMENTS AND CONTINGENCIES

Leases. On March 7, 2011, the Company entered into a lease of office space and real property at 901 Central Expressway, Richardson, Texas. The lease structure involves two separate lease agreements. The lease agreements commenced on July 1, 2011 and end on June 30, 2021. The Company performed the required lease classification tests and assessed the leases as operating leases. The lease agreements included leasehold improvement incentives which are recorded in deferred rent and will be amortized as reductions to lease expense over the lease term. Leasehold improvements are recorded within property, plant and equipment – net and are amortized over the shorter of the economic useful life or the lease term. In addition to the lease obligations disclosed in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011, future minimum commitments under these non-cancellable operating leases by fiscal year are as follows (in thousands):

Commitments
2011 (Remaining)	$2,238
2012	5,371
2013	5,371
2014	5,371
2015	5,689
2016	6,005
Thereafter	27,024

$57,069

Litigation. The Company is occasionally subject to litigation or other legal proceedings in the normal course of its business. The Company does not believe that the outcome of any currently pending legal matters, individually or collectively, will have a material adverse effect on the business or financial condition of the Company.

On August 5, 2011, the Company settled the three shareholder derivative lawsuits that were filed in the United States District Court for the Northern District of Texas, Dallas Division, naming the Company as a nominal defendant and naming all of the Company’s then current directors and certain of its current and former officers and directors as defendants. The lawsuits alleged purported violations of federal securities laws and state law claims for breach of fiduciary duty, abuse of control, constructive fraud, corporate waste, unjust enrichment and gross mismanagement in connection with certain stock option grants made by the Company. The settlement provided in part for the following: (i) payment to the Company of approximately $8.7 million by the insurance carriers for the individual defendants; (ii) the adoption or maintenance by the Company of certain corporate governance measures; and (iii) in payment of plaintiff’s counsel’s fees and expenses (a) the issuance by the Company to plaintiff’s counsel of approximately $7.8 million in shares of the Company’s common stock and (b) the granting to plaintiff’s counsel of a stock option to acquire up to 32,000 shares of the Company’s common stock. The settlement did not have a material impact on the condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition and results of operations of Fossil, Inc. and its wholly and majority-owned subsidiaries for the thirteen and twenty-six week periods ended July 2, 2011 (the “Second Quarter” and “Year To Date Period,” respectively) as compared to the thirteen and twenty-six week periods ended July 3, 2010 (the “Prior Year Quarter” and “Prior Year YTD Period,” respectively). This discussion should be read in conjunction with the condensed consolidated financial statements and the related notes thereto.

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

Domestically, we sell our products through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, owned retail and factory outlet stores, mass market stores and through our FOSSIL® catalog and website. Our wholesale customer base includes, among others, Neiman Marcus, Nordstrom, Saks Fifth Avenue, Macy’s, Dillard’s, JCPenney, Kohl’s, Sears, Wal-Mart and Target. We also sell our products in the United States through a network of Company-owned stores that included 116 retail stores located in premier retail sites and 72 outlet stores located in major outlet malls as of July 2, 2011. In addition, we offer an extensive collection of our FOSSIL brand products through our catalogs and on our website, www.fossil.com, as well as proprietary and licensed watch and jewelry brands through other managed and affiliated websites.

Internationally, our products are sold to department stores, specialty retail stores and specialty watch and jewelry stores in approximately 120 countries worldwide through 23 Company-owned foreign sales subsidiaries and through a network of approximately 60 independent distributors. Our products are distributed in Africa, Asia, Australia, Europe, Central and South America, Canada, the Caribbean, Mexico and the Middle East. Our products are offered on airlines, cruise ships and in international Company-owned retail stores, which included 156 retail stores located in premier retail sites and 23 outlet stores in select international markets as of July 2, 2011. Our products are also sold through licensed and franchised FOSSIL retail stores and kiosks in certain international markets. In addition, we offer an extensive collection of our FOSSIL brand products on our websites in certain countries.

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

Our business is also subject to the risks inherent in global sourcing of supply. Certain key components in our products come from sole or limited sources of supply, which exposes us to potential supply shortages that could disrupt the manufacture and sale of our products. Any interruption or delay in the supply of key components could significantly harm our ability to meet scheduled product deliveries to our customers and cause us to lose sales. Interruptions or delays in supply may be caused by a number of factors that are outside of our and our contractor manufacturers’ control, such as natural disasters like the earthquake and tsunami in Japan.

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

Results of Operations

The following tables set forth, for the periods indicated, (i) the percentages of our net sales represented by certain line items from our condensed consolidated statements of income and comprehensive income and (ii) the percentage changes in these line items between the periods indicated.

	Percentage of Net Sales		Percentage Change from 2010
	For the 13 Weeks Ended
	July 2, 2011	July 3, 2010
Net sales	100.0%	100.0%	34.9%
Cost of sales	44.0	42.6	39.3

Gross profit	56.0	57.4	31.7

Operating expenses:
Selling and distribution	29.5	31.3	27.4
General and administrative	11.0	10.5	41.0

Operating income	15.5	15.6	34.1
Interest expense	0.1	0.0	*
Other (expense) income - net	(0.7)	0.0	*

Income before income taxes	14.7	15.6	26.6
Provision for income taxes	5.0	1.9	247.2

Net income	9.7	13.7	(4.5)
Net income attributable to noncontrolling interest, net of taxes	0.5	0.5	28.7

Net income attributable to Fossil, Inc.	9.2%	13.2%	(5.7)%

*	Not meaningful.

	Percentage of Net Sales		Percentage Change from 2010
	For the 26 Weeks Ended
	July 2, 2011	July 3, 2010
Net sales	100.0%	100.0%	35.7%
Cost of sales	43.9	43.4	37.3

Gross profit	56.1	56.6	34.5
Operating expenses:
Selling and distribution	29.5	31.5	27.1
General and administrative	10.2	10.8	29.2

Operating income	16.4	14.3	54.7
Interest expense	0.1	0.0	*
Other (expense) income - net	(0.7)	0.4	*

Income before income taxes	15.6	14.7	44.5
Provision for income taxes	5.4	3.0	145.1

Net income	10.2	11.7	18.9
Net income attributable to noncontrolling interest, net of taxes	0.4	0.5	27.2

Net income attributable to Fossil, Inc.	9.8%	11.2%	18.6%

*	Not meaningful.

Net Sales. The following tables set forth consolidated net sales by segment and the percentage relationship of each segment to consolidated net sales for the periods indicated (in millions, except percentage data):

	Amounts		Percentage of Total
	For the 13 Weeks Ended		For the 13 Weeks Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Wholesale:
North America	$213.1	$155.9	38.3%	37.8%
Europe	141.8	107.7	25.4	26.1
Asia Pacific	67.9	46.4	12.2	11.2

Total wholesale	422.8	310.0	75.9	75.1
Direct to consumer	133.9	102.6	24.1	24.9

Total net sales	$556.7	$412.6	100.0%	100.0%

	Amounts		Percentage of Total
	For the 26 Weeks Ended		For the 26 Weeks Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Wholesale:
North America	$419.8	$309.7	38.4%	38.4%
Europe	293.6	220.2	26.8	27.3
Asia Pacific	132.1	85.1	12.1	10.6

Total wholesale	845.5	615.0	77.3	76.3
Direct to consumer	248.1	190.8	22.7	23.7

Total net sales	$1,093.6	$805.8	100.0%	100.0%

The following tables illustrate by factor the total year-over-year percentage change in net sales by segment and on a consolidated basis:

Analysis of Percentage Change in Net Sales during the Second Quarter Versus Prior Year Quarter

Attributable to Changes in the Following Factors

	Exchange Rates	Organic Change	Total Change
North America wholesale	0.7%	36.0%	36.7%
Europe wholesale	14.9	16.8	31.7
Asia Pacific wholesale	11.0	35.3	46.3
Direct to consumer	4.8	25.7	30.5
Consolidated	6.5%	28.4%	34.9%

Analysis of Percentage Change in Net Sales during the Year To Date Period Versus Prior Year YTD Period

Attributable to Changes in the Following Factors

	Exchange Rates	Organic Change	Total Change
North America wholesale	0.6%	35.0%	35.6%
Europe wholesale	7.5	25.8	33.3
Asia Pacific wholesale	9.8	45.4	55.2
Direct to consumer	3.2	26.8	30.0
Consolidated	4.1%	31.6%	35.7%

The following net sales discussion excludes the impact on sales growth attributable to foreign currency rate changes as noted in the above tables.

Consolidated Net Sales. We believe watch sales across all of our operating segments are benefiting from a trend toward consumers allocating more of their discretionary spending to this fashion category. We believe the watch category in general has experienced a resurgence over the last eighteen months across many of the markets in which we distribute. We also believe our results are outpacing those of our competitors as a result of the consumers’ positive response to our innovative product offerings. We believe our designs which incorporate newer materials within the construction of the watch while also maintaining a very strong price to value relationship are driving consumers to purchase our branded offerings. With respect to the FOSSIL brand, we believe our strategy of focusing our marketing efforts on point-of-sale presentations, our catalog and web-based marketing initiatives as well as the growth of our Fossil store and e-commerce footprint is clearly communicating the aspirational lifestyle image of the brand and is resonating strongly with consumers around the world. Net sales of FOSSIL branded products increased by 17.2% and 18.2% during the Second Quarter and Year To Date Period, respectively, as compared to the prior fiscal year periods.

North America Wholesale Net Sales. In the Second quarter, net sales from our North America wholesale segment rose 36.0%, or $56.2 million, in comparison to the Prior Year Quarter. This sales growth was largely a result of a $45.2 million, or 40.7%, increase in watch sales. During the Second Quarter, all major watch brands experienced sales volume growth in North America with the greatest gain occurring in MICHAEL KORS®, $22.6 million. MICHAEL KORS sales volumes benefited from increased penetration at existing customers as retailers in the department store channel continued to increase case space allocated to the brand due to increased sell-through rates. Sales to foreign distributors, located primarily in Latin America and to a lesser extent the Caribbean, also favorably impacted the Second Quarter as sales volumes increased 64.4%, or $10.2 million. Additionally, our leathers business contributed to the sales volume growth during the Second Quarter, increasing 27.8%, or $9.4 million. This sales growth was principally driven by increased sell-through rates of women’s handbags and small leather products at retail, which led to increased orders from our department store customers. For the Year To Date Period, North America wholesale net sales increased 35.0%, or $108.4 million, as compared to the Prior Year YTD Period. This increase was principally driven by the same brands and categories as experienced during the Second Quarter.

Europe Wholesale Net Sales. Europe wholesale net sales increased 16.8%, or $18.2 million, during the Second Quarter as compared to the Prior Year Quarter. During the Second Quarter, all major watch brands experienced sales growth in Europe, resulting in an 18.5%, or $14.3 million, increase in watch sales. Slight inventory delays on certain core styles resulted in a shift of European sales out of the Second Quarter and into the third quarter of fiscal year 2011. As a result, Europe wholesale shipments increased by more than 35% in July 2011, as compared to the prior year month. During the Second Quarter the largest sales volume gains were experienced in MICHAEL KORS, $4.9 million, BURBERRY®, $2.4 million, DKNY®, $2.3 million, FOSSIL, $2.0 million and EMPORIO ARMANI®, $1.9 million. The Second Quarter also benefited from a 55.9%, or $10.0 million, increase in sales to third party distributors, primarily located in Eastern Europe and the Middle East. Additionally, leathers and jewelry sales volume growth of 64.1%, or $3.1 million and 2.7%, or $0.5 million, respectively, favorably impacted overall Europe wholesale sales growth during the Second Quarter. We believe the growth experienced in our leathers business was a result of our initiative to expand our leather offerings in the wholesale channel and the increased brand awareness generated by the expansion of our FOSSIL accessory store concept in this region. Europe wholesale net sales increased 25.8%, or $56.9 million, for the Year To Date Period as compared to the Prior Year YTD Period. The primary components of the increase, other than the growth of the jewelry category during the Year To Date Period, were generally consistent from a brand and category perspective with those experienced during the Second Quarter.

Asia Pacific Wholesale Net Sales. Asia Pacific wholesale net sales rose 35.3%, or $16.4 million, during the Second Quarter in comparison to the Prior Year Quarter, primarily as a result of a 40.5%, or $16.2 million, increase in watch sales and, to a lesser extent, a 38.8%, or $1.0 million, increase in leathers sales. These increases were partially offset by a 43.2%, or $1.1 million, decrease in our jewelry business. All major watch brands experienced growth in the Asia Pacific region during the Second Quarter, led by EMPORIO ARMANI, $4.9 million and MARC BY MARC®, $4.3 million. Sales growth across the Asia Pacific region benefited from an increased mix of sales at full retail through Company-owned concessions, including substantial growth from our South Korean concession business. Similar to our experience in Europe, we believe the sales growth in our leathers business was a result of increased brand awareness generated by the expansion of our FOSSIL accessory store concept and our initiative to expand our leather business in the wholesale channel in the Asia Pacific region. The sales decrease in our jewelry business was primarily the result of discontinuing a non-strategic local jewelry brand in India. Excluding Japan results for the comparable periods, due to the negative impact the natural disaster occurring in first quarter fiscal year 2011 had on our Second Quarter shipments, and excluding certain non-branded, non-licensed businesses, we have or are discontinuing, net sales in the Asia Pacific region increased 47.2% during the Second Quarter. For the Year To Date Period as compared to the Prior Year YTD Period, Asia Pacific wholesale net sales rose 45.4%, or $38.6 million, principally as a result of the same factors experienced during the Second Quarter.

Direct to Consumer Net Sales. Direct to consumer net sales for the Second Quarter increased 25.7%, or $26.4 million, in comparison to the Prior Year Quarter, primarily the result of comparable store sales gains of 22.0% and a 2.8% increase in the average number of company-owned stores open during the Second Quarter. Additionally, net sales from our e-commerce businesses increased 20.2%, or $1.4 million, during the Second Quarter in comparison to the Prior Year Quarter. For the Year To Date Period, net sales from our direct to consumer segment increased 26.8%, or $51.2 million, in comparison to the Prior Year YTD Period, primarily as a result of a 5.6% increase in the average number of stores open and comparable store sales increases of 21.7%. Net sales from our e-commerce businesses increased 23.4%, or $3.3 million, for the Year To Date Period in comparison to the Prior Year YTD Period. Comparable store sales related to our global full price accessory concept increased by 16.2% and 15.5% for the Second Quarter and Year To Date Period, respectively. Global outlet comparable store sales increased 29.8% and 30.5% for the Second Quarter and Year To Date Period, respectively.

We ended the Second Quarter with 367 stores, including 235 full price accessory stores, 132 of which were outside of North America, 95 outlet locations, including 22 outside of North America, 27 clothing stores, including three outside of North America, and

10 full price multi-brand stores, including nine outside of North America. This compares to 354 stores at the end of the Prior Year Quarter, which included 222 full price accessory stores, 120 located outside of North America, 88 outlet locations, including 17 outside of North America, 31 clothing stores, including two outside of North America, and 13 full price multi-brand stores, including 12 outside of North America. During the Second Quarter, we opened nine new stores and closed four. For fiscal year 2011, we anticipate opening approximately 58 to 62 additional retail stores globally and closing 20 stores.

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

Gross Profit. Gross profit of $312.0 million in the Second Quarter represented a 31.7% increase from $236.9 million in the Prior Year Quarter. The increase was a result of increased net sales partially offset by a reduction in gross profit margin. Gross profit margin decreased 140 basis points to 56.0% in the Second Quarter from 57.4% in the Prior Year Quarter, inclusive of a 150 basis point favorable impact stemming from a weaker U.S. dollar. The decrease in gross profit margin was primarily driven by production cost increases and to a lesser extent, a larger percentage of lower margin product sales in the sales mix. Increased production costs were primarily related to a rise in certain watch component costs as well as increased factory labor rates in China. During the current fiscal year, we have experienced a 32% increase in labor rates in our China-based watch factories. Additionally, lower margin U.S. wholesale sales, sales to third party distributors and off-price retailers increased as a percentage of the sales mix, negatively impacting gross profit margin. For the Year To Date Period, gross profit margin decreased by 50 basis points to 56.1% compared to 56.6% in the Prior Year YTD Period. As a result of rising labor rates and component costs, we will experience year over year, as well as sequential, margin deterioration during the third quarter. We estimate third quarter gross margins just above 55%. We expect fourth quarter margins to be in line with the prior fiscal year, but lower than our previous guidance, as the impact of newness and a higher mix of direct to consumer and higher margin Asia Pacific wholesale sales are expected to partially offset ongoing labor and material cost increases.

Operating Expenses. Operating expenses, expressed as a percentage of net sales, decreased to 40.5% in the Second Quarter compared to 41.8% in the Prior Year Quarter. Total operating expenses in the Second Quarter increased by $53.2 million from the Prior Year Quarter primarily as a result of increased costs associated with sales growth and a $12.4 million unfavorable impact from the translation of foreign-based expenses due to a weaker U.S. dollar. During the Second Quarter, on a constant dollar basis, operating expenses in the Company’s wholesale segments and corporate cost areas increased $17.7 million and $10.7 million, respectively, as compared to the Prior Year Quarter. Expense growth in the wholesale segments included approximately $4.7 million of strategic spend in the Asia Pacific region along with increased payroll costs and marketing expenses in the North America and Europe wholesale segments. Expense growth in the corporate cost areas was primarily associated with increased payroll costs, including stock compensation, professional services and costs associated with our planned move to a new headquarters building during the third quarter of fiscal year 2011. During the Second Quarter, operating expenses in the direct to consumer segment rose by $12.4 million as compared to the Prior Year Quarter, primarily due to store growth, the launch of our customer relationship management initiative, expansion of catalog mailings and increased web-based marketing and infrastructure expenditures. For the Year To Date Period, operating expenses as a percentage of net sales decreased to 39.8% compared to 42.3% in the Prior Year YTD Period and included a $15.7 million unfavorable impact from the translation of foreign-based expenses due to a weaker U.S. dollar. On a constant dollar basis, operating expenses for the Year To Date Period increased by $78.5 million as compared to Prior Year YTD Period, with increases across all of the Company’s operating segments, primarily the result of the same factors experienced during the Second Quarter.

The following tables set forth operating expenses on a segment basis and the relative percentage of operating expenses to net sales for each segment for the periods indicated (in millions, except for percentage data):

	For the 13 Weeks Ended July 2, 2011		For the 13 Weeks Ended July 3, 2010
	Operating Expense	% of Net Sales	Operating Expense	% of Net Sales
North America wholesale	$34.9	16.4%	$30.5	19.6%
Europe wholesale	47.2	33.3	35.3	32.8
Asia Pacific wholesale	31.8	46.8	21.9	47.2
Direct to consumer	74.6	55.7	58.9	57.4
Corporate	37.2		25.9

Total	$225.7	40.5%	$172.5	41.8%

	For the 26 Weeks Ended July 2, 2011		For the 26 Weeks Ended July 3, 2010
	Operating Expense	% of Net Sales	Operating Expense	% of Net Sales
North America wholesale	$75.3	17.9%	$62.6	20.2%
Europe wholesale	91.8	31.3	72.2	32.8
Asia Pacific wholesale	61.1	46.3	42.2	49.6
Direct to consumer	143.5	57.8	114.2	59.9
Corporate	63.3		49.5

Total	$435.0	39.8%	$340.7	42.3%

Operating Income. Operating income increased $21.9 million, or 34.1%, in the Second Quarter compared to the Prior Year Quarter. As a percentage of net sales, operating income remained relatively unchanged at 15.5% of net sales in the Second Quarter compared to 15.6% of net sales in the Prior Year Quarter. In the Second Quarter, increased net sales and lower operating expenses as a percentage of net sales were offset by lower gross profit margins. During the Second Quarter, operating income was positively impacted by approximately $10.8 million as a result of the translation of foreign-based sales and expenses into U.S. dollars. During the Year To Date Period, operating income margin increased to 16.4% as compared to 14.3% in the Prior Year YTD Period. Operating income for the Year To Date Period included approximately $16.4 million of net currency gains related to the translation of foreign-based sales and expenses into U.S. dollars.

Other (Expense) Income - Net. Other (expense) income – net decreased unfavorably by $4.2 million and $9.8 million during the Second Quarter and Year To Date Period, respectively, in comparison to the prior fiscal year periods. These decreases were primarily driven by unfavorable foreign currency charges resulting from mark-to-market, hedging and other transactional activities during the Second Quarter and Year To Date Period in comparison to the respective prior fiscal year periods. At prevailing foreign currency exchange rates, we estimate that outstanding forward contracts with scheduled settlement dates in the second half of fiscal year 2011 would result in hedge losses of approximately $5.1 million and $6.3 million in the third and fourth quarters of fiscal 2011, respectively.

Provision For Income Taxes. Income tax expense for the Second Quarter was $27.7 million, resulting in an effective income tax rate of 33.9%. For the Prior Year Quarter, income tax expense was $8.0 million, resulting in an effective income tax rate of 12.3%. Included in the 12.3% effective tax rate for the Prior Year Quarter was a 21.8% rate reduction from our structural tax rate related to the recognition of previously unrecognized tax benefits as a result of audit settlements. Income tax expense was $58.9 million for the Year To Date Period, resulting in an effective tax rate of 34.4%. For the Prior Year YTD Period, income tax expense was $24.0 million, resulting in an effective tax rate of 20.3%. We estimate our effective tax rate for the third and fourth quarters of fiscal 2011 will approximate 35%, excluding any discrete events.

Net Income Attributable to Noncontrolling Interest. Net income attributable to noncontrolling interest, which represents the minority interest portion of subsidiaries in which we own less than 100%, increased by $0.6 million and $1.1 million for the Second Quarter and Year To Date Period, respectively, as compared to the prior fiscal year periods. These increases were primarily a result of increased net income related to our less than 100% owned watch assembly facilities.

Net Income Attributable to Fossil, Inc. Second Quarter net income attributable to Fossil, Inc. decreased by 5.7% to $51.4 million, or $0.80 per diluted share, inclusive of a favorable $0.07 per diluted share increase related to foreign currency. Net income attributable to Fossil, Inc. of $107.2 million, or $1.66 per diluted share, for the Year To Date Period represented an 18.6% increase compared to the $90.4 million, or $1.33 per diluted share, earned during the Prior Year YTD Period. Net income attributable to Fossil, Inc. for the Year To Date Period included net foreign currency gains of $0.07 per diluted share. The net income attributable to Fossil, Inc. for the Prior Year Quarter and Prior Year YTD Period included a benefit of $0.22 and $0.26 per diluted share, respectively, as a result of the aforementioned reduction in certain income tax liabilities.

2011 Net Sales and Earnings Estimates. For the third and fourth quarters of 2011, we expect reported net sales to increase in a range of 22% to 24% with constant dollar net sales increasing in a range of 18% to 20%. Third quarter 2011 diluted earnings per share are expected to be in a range of $1.00 to $1.03. Fourth quarter 2011 diluted earnings per share are expected to be in a range of $1.78 to $1.82. This guidance results in estimated fiscal year 2011 diluted earnings per share in a range of $4.44 to $4.50 compared to fiscal year 2010 actual diluted earnings per share of $3.77. Our forward guidance is based upon the current prevailing rate of the U.S. dollar compared to other foreign currencies for countries in which we operate.

Liquidity and Capital Resources

Historically, our general business operations have not required substantial cash during the first several months of our fiscal year. Generally, starting in the second quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our quarterly cash requirements are also impacted by the number of new stores we open, other capital expenditures and the amount of any discretionary stock repurchases we make. Our cash and cash equivalent balance as of the end of the Second Quarter was $323.5 million in comparison to $434.5 million at the end of the Prior Year Quarter and $392.8 million at the end of fiscal year 2010.

Net cash provided by operating activities of $83.2 million was more than offset by net cash used in investing and financing activities of $15.8 million and $138.7 million, respectively. Net cash provided by operating activities consisted of net income of $112.1 million and favorable non-cash activities of $32.5 million, partially offset by decreases in working capital of $61.4 million. Net cash used in investing activities was primarily driven by $30.4 million in capital expenditures partially offset by proceeds from the sale of property, plant and equipment of $21.3 million, primarily relating to the sale of three corporate office buildings. Net cash used in financing activities was principally the result of $155.4 million of common stock repurchases.

Accounts receivable increased by 38.8% to $226.1 million at the end of the Second Quarter compared to $162.9 million at the end of the Prior Year Quarter, primarily due to an increase in wholesale shipments during the Second Quarter versus the Prior Year Quarter. Days sales outstanding for our wholesale segments for the Second Quarter was 47 days in comparison to 46 days in the Prior Year Quarter. Inventory at the end of the Second Quarter was $450.7 million, representing an increase of 51.5% from the Prior Year Quarter inventory balance of $297.5 million. Higher inventory levels resulted from continued smoothing of factory production throughout the Year To Date Period which resulted in increased inventory levels in the first half of fiscal year 2011 due to sales being seasonally higher in the second half of the fiscal year. We expect inventory increases to slow over the balance of the fiscal year with projected fiscal year-end inventory growth in line with sales growth.

In fiscal year 2010, our Board of Directors approved two common stock repurchase programs pursuant to which up to $30 million and $750 million, respectively, could be used to repurchase outstanding shares of our common stock. Both of these repurchase programs are to be conducted pursuant to Rule 10b-18 of the Securities Exchange Act of 1934. The $750 million repurchase program has a termination date of December 2013 and the $30 million repurchase program has no termination date. We repurchased 3.1 million shares under the $750 million repurchase program during fiscal year 2010 at a cost of $179.2 million. During the Year To Date Period, we repurchased 1.9 million shares under the $750 million repurchase program at a cost of $155.4 million of which 0.6 million shares were repurchased during the Second Quarter at cost of $60.9 million.

At the end of the Second Quarter, we had working capital of $805.4 million compared to working capital of $788.8 million at the end of the Prior Year Quarter. Additionally, at the end of the Second Quarter, we had approximately $8.9 million of outstanding short-term borrowings and $4.8 million in long-term debt.

On December 17, 2010, we and certain of our subsidiaries entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, swingline lender and issuing lender, Wells Fargo Securities, LLC, as sole lead arranger and sole book manager, and Bank of America, N.A., as lender. The Credit Agreement provides for revolving credit loans in the amount of $300 million (the “Revolver”), a swingline loan of $20 million, and the provision for letters of credit. We had no outstanding borrowings under the Revolver at the end of the Second Quarter. Amounts outstanding under the Revolver bear interest at our option of (i) the base rate (defined as the higher of (a) the prime rate publicly announced by Wells Fargo, (b) the federal funds rate plus 1.50% and (c) LIBOR plus 1.50%) plus the base rate applicable margin (which varies based upon our consolidated leverage ratio (the “Ratio”) from 0.25% if the Ratio is less than 1.00 to 1.00, to 1.00% if the Ratio is greater than or equal to 2.00 to 1.00) or (ii) the LIBOR rate (defined as the quotient obtained by dividing (a) LIBOR by (b) 1.00 minus the Eurodollar reserve percentage) plus the LIBOR rate applicable margin (which varies based upon the Ratio from 1.25% if the Ratio is less than 1.00 to 1.00 to 2.00% if the Ratio is greater than or equal to 2.00 to 1.00). Amounts outstanding under the swingline loan under the Credit Agreement or upon any drawing under a letter of credit bear interest at the base rate plus the base rate applicable margin. We had $1.4 million of outstanding standby letters of credit at July 2, 2011 that reduce amounts available under the Revolver.

In December 2010, our Japanese subsidiary, Fossil Japan, Inc. (“Fossil Japan”), entered into a new 400 million Yen short-term credit facility agreement (the “Facility”). At June 30, 2011, Fossil Japan paid off the 400 million Yen balance allowing the Facility to expire with no renewal.

At the end of the Second Quarter, we had approximately $4.8 million of outstanding long-term borrowings, of which $4.3 million was related to our wholly-owned subsidiary, Fossil Group Europe, Gmbh, in the form of a term note. This note has a variable interest term with an interest rate at the end of the Second Quarter of 2.0% with interest payments due quarterly. This note requires minimum principal payments of 100,000 Swiss Francs each year with no stated maturity and no penalties for early termination.

On April 6, 2011, our Korean subsidiary, Fossil (Korea) Limited (“Fossil Korea”), entered into a new $20 million credit facility agreement (the “Agreement”) with Bank of America, N.A., Seoul Branch. The Agreement bears interest, based on a three month CD rate which is published by the Korea Securities Dealers Association, plus 120 basis points for a one month period or plus 130 basis points for a three month period. On April 22, 2011, Fossil Korea borrowed 11 billion Won, or $10.1 million, at an interest rate of 4.6%, with such amounts used primarily to reduce certain intercompany loans and payables. On May 23, 2011, Fossil Korea paid 2 billion Won, or $1.8 million, toward the outstanding principal. As of July 2, 2011, Fossil Korea had an outstanding balance of 9 billion Won, or $8.4 million, at an interest rate of 4.76%.

At July 2, 2011, we were in compliance with all debt covenants related to all of our credit facilities. We believe that cash flows from operations combined with existing cash on hand will be sufficient to fund our working capital needs, common stock repurchases and planned capital expenditures for the next twelve months. We also have access to amounts available under our credit facilities should additional funds be required.

Contractual Obligations

On March 7, 2011, we entered into a lease of office space and real property at 901 Central Expressway, Richardson, Texas. The lease structure involves two separate lease agreements. The lease agreements commenced on July 1, 2011 and end on June 30, 2021. We performed the required lease classification tests and assessed the leases as operating leases. The lease agreements included leasehold improvement incentives which are recorded in deferred rent and will be amortized as reductions to lease expense over the lease term. In addition to the lease obligations disclosed in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011, future minimum commitments under these non-cancellable operating leases by fiscal year are as follows (in thousands):

Commitments
2011 (Remaining)	$2,238
2012	5,371
2013	5,371
2014	5,371
2015	5,689
2016	6,005
Thereafter	27,024

$57,069

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

As a multinational enterprise, we are exposed to changes in foreign currency exchange rates. Our most significant foreign currency risks relate to the European Euro, and to a lesser extent, the British Pound, the Swiss Franc, the Australian Dollar, Canadian Dollar, Japanese Yen, Korean Won, Mexican Peso, Malaysian Ringgit, Singapore Dollar and Swedish Krona as compared to the U.S. dollar. Due to our vertical nature whereby a significant portion of goods are sourced from our owned facilities, the foreign currency risks relate primarily to the necessary current settlement of intercompany inventory transactions. We employ a variety of operating practices to manage these market risks relative to foreign currency exchange rate changes and, where deemed appropriate, utilize foreign currency forward contracts. These operating practices include, among others, our ability to convert foreign currency into U.S. dollars at spot rates and to maintain U.S. dollar pricing relative to sales of our products to certain distributors located outside the U.S. The use of foreign currency forward contracts allows us to offset exposure to rate fluctuations because the gains or losses incurred on the derivative instruments will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. We use derivative instruments only for risk management purposes and do not use them for speculation or for trading. There were no significant changes in how we managed foreign currency transactional exposure in the Second Quarter, and we do not anticipate any significant changes in such exposures or in the strategies we employ to manage such exposure in the near future.

At the end of the Second Quarter, we had outstanding foreign exchange contracts to sell 124.0 million European Euros for approximately $168.3 million, expiring through December 2012, 14.6 million British Pounds for approximately $23.5 million, expiring through December 2012, 3.7 billion Japanese Yen for approximately $43.2 million, expiring through June 2013, 15.3 million Australian Dollars for approximately $13.4 million, expiring through May 2012, 32.4 million Mexican Pesos for approximately $2.7 million, expiring through December 2011, and 15.7 million Canadian Dollars for approximately $15.7 million, expiring through December 2012. If we were to settle our European Euro, British Pound, Japanese Yen, Australian Dollar, Mexican Peso and Canadian Dollar based contracts at July 2, 2011, the net result would have been a net loss of approximately $13.7 million, net of taxes.

At the end of the Second Quarter, a 10% unfavorable change in the U.S. dollar strengthening against foreign currencies to which we have balance sheet transactional exposures, would have decreased net pre-tax income by $10.8 million. The translation of the balance sheets of our foreign-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. At the end of the Second Quarter, a 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would have reduced consolidated stockholders’ equity by approximately $29.6 million. In our view, these hypothetical losses resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position, results of operations or cash flows.

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

Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective at the reasonable assurance level as of July 2, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the Second Quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

On August 5, 2011, the Company settled the three shareholder derivative lawsuits that were filed in the United States District Court for the Northern District of Texas, Dallas Division, naming the Company as a nominal defendant and naming all of the Company’s then current directors and certain of its current and former officers and directors as defendants. The lawsuits alleged purported violations of federal securities laws and state law claims for breach of fiduciary duty, abuse of control, constructive fraud, corporate waste, unjust enrichment and gross mismanagement in connection with certain stock option grants made by the Company. The settlement provided in part for the following: (i) payment to the Company of approximately $8.7 million by the insurance carriers for the individual defendants; (ii) the adoption or maintenance by the Company of certain corporate governance measures; and (iii) in payment of plaintiff’s counsel’s fees and expenses (a) the issuance by the Company to plaintiff’s counsel of approximately $7.8 million in shares of the Company’s common stock and (b) the granting to plaintiff’s counsel of a stock option to acquire up to 32,000 shares of the Company’s common stock. The settlement did not have a material impact on the condensed consolidated financial statements.

There are no other legal proceedings to which we are a party or to which our properties are subject, other than routine litigation incident to our business, which is not material to our consolidated financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

There were no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011 and the Company’s Form 10-Q for the quarter ended April 2, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of shares of our common stock during the fiscal quarter ended July 2, 2011:

ISSUER PURCHASES OF EQUITY SECURITIES (1) (2)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
April 3, 2011 - April 30, 2011	338,789	$93.68	338,789	$474,519,995
May 1, 2011 - May 28, 2011	69,440	$97.18	69,440	$467,771,530
May 29, 2011 - July 2, 2011	207,951	$107.45	207,951	$445,427,243

Total	616,180		616,180

ISSUER PURCHASES OF EQUITY SECURITIES (1) (2)

(1)	The table includes purchases made during our fiscal first quarter of 2011 and settled in the Second Quarter. The settlement date is generally three trading days following the trade date.
(2)	On August 10, 2010, we announced a common stock repurchase program pursuant to which up to $30 million could be used to repurchase outstanding shares of our common stock. On August 30, 2010, we announced a common stock repurchase program pursuant to which up to $750 million could be used to repurchase outstanding shares of our common stock. The $750 million repurchase program has a termination date in December 2013 and the $30 million repurchase program has no termination date.

Item 6.	Exhibits

(a)	Exhibits

3.1	Third Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 25, 2010).

3.2	Third Amended and Restated Bylaws of Fossil, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on May 25, 2010).

31.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101(2)	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2011, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.

(1)	Filed herewith.
(2)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOSSIL, INC.

August 11, 2011	/S/ MIKE L. KOVAR
Mike L. Kovar
Executive Vice President, Chief Financial Officer and Treasurer (Principal financial and accounting officer duly authorized to sign on behalf of Registrant)

EXHIBIT INDEX

Exhibit Number	Document Description

3.1	Third Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 25, 2010).

3.2	Third Amended and Restated Bylaws of Fossil, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on May 25, 2010).

31.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101(2)	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2011, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.

(1)	Filed herewith.
(2)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.