Form 10-Q
period 2011-10-01
FOSSIL INC
filed 2011-11-10
CIK 883569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 1, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-19848

FOSSIL, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2018505
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

901 S. Central Expressway, Richardson, Texas 75080

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

The number of shares of the registrant’s common stock outstanding as of November 4, 2011: 62,596,703.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

FOSSIL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

IN THOUSANDS

	October 1, 2011	January 1, 2011
Assets
Current assets:
Cash and cash equivalents	$231,155	$392,794
Securities available for sale	8,420	8,864
Accounts receivable — net of allowances of $79,512 and $80,659, respectively	273,272	263,218
Inventories	511,683	371,935
Deferred income tax assets	40,827	41,836
Prepaid expenses and other current assets	84,567	62,170

Total current assets	1,149,924	1,140,817

Investments	7,310	9,023
Property, plant and equipment — net of accumulated depreciation of $213,185 and $205,312, respectively	264,724	217,424
Goodwill	44,426	44,572
Intangible and other assets — net	69,806	55,737

Total long-term assets	386,266	326,756

Total assets	$1,536,190	$1,467,573

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$163,750	$122,266
Short-term debt	10,570	5,314
Accrued expenses:
Compensation	47,649	51,374
Royalties	31,186	39,731
Co-op advertising	10,679	23,101
Transaction taxes	19,628	18,894
Other	55,987	50,779
Income taxes payable	22,375	28,029

Total current liabilities	361,824	339,488

Long-term income taxes payable	14,617	9,088
Deferred income tax liabilities	63,112	47,893
Long-term debt	4,304	4,513
Other long-term liabilities	25,175	14,883

Total long-term liabilities	107,208	76,377
Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock, 68,344 and 67,882 shares issued as of October 1, 2011 and January 1, 2011, respectively	683	679
Treasury stock, at cost, 5,452 and 3,206 shares as of October 1, 2011 and January 1, 2011, respectively	(384,248)	(183,014)
Additional paid-in capital	144,712	117,215
Retained earnings	1,266,612	1,089,820
Accumulated other comprehensive income	27,772	19,418
Noncontrolling interest	11,627	7,590

Total stockholders’ equity	1,067,158	1,051,708

Total liabilities and stockholders’ equity	$1,536,190	$1,467,573

See notes to the condensed consolidated financial statements.

FOSSIL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

UNAUDITED

IN THOUSANDS, EXCEPT PER SHARE DATA

	For the 13 Weeks Ended		For the 39 Weeks Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net sales	$642,910	$523,825	$1,736,546	$1,329,614
Cost of sales	283,381	225,082	763,229	574,567

Gross profit	359,529	298,743	973,317	755,047

Operating expenses:
Selling and distribution	172,208	138,424	495,198	392,472
General and administrative	68,512	49,049	180,492	135,696

Total operating expenses	240,720	187,473	675,690	528,168

Operating income	118,809	111,270	297,627	226,879
Interest expense	447	46	1,321	164
Other (expense) income — net	(6,551)	33	(13,549)	2,805

Income before income taxes	111,811	111,257	282,757	229,520
Provision for income taxes	39,307	40,353	98,156	64,361

Net income	72,504	70,904	184,601	165,159
Less: Net income attributable to noncontrolling interest	2,895	2,748	7,809	6,611

Net income attributable to Fossil, Inc.	$69,609	$68,156	$176,792	$158,548

Other comprehensive (loss) income, net of taxes:
Currency translation adjustment	$(26,112)	$30,728	$3,795	$(4,464)
Unrealized (loss) gain on securities available for sale	(309)	828	(556)	1,127
Forward contracts hedging intercompany foreign currency payments — change in fair values	11,985	(13,755)	5,115	(4,298)

Total comprehensive income	58,068	88,705	192,955	157,524
Less: Comprehensive income attributable to noncontrolling interest	2,895	2,764	7,809	6,606

Comprehensive income attributable to Fossil, Inc.	$55,173	$85,941	$185,146	$150,918

Earnings per share:
Basic	$1.10	$1.02	$2.78	$2.36

Diluted	$1.09	$1.00	$2.75	$2.33

Weighted average common shares outstanding:
Basic	63,176	67,071	63,542	67,171

Diluted	63,809	67,978	64,241	68,060

See notes to the condensed consolidated financial statements.

FOSSIL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

IN THOUSANDS

	For the 39 Weeks Ended
	October 1, 2011	October 2, 2010
Operating Activities:
Net income	$184,601	$165,159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	37,743	30,189
Stock-based compensation	10,524	7,630
(Decrease) increase in allowance for returns — net of inventory in transit	(717)	4,971
Loss on disposal of assets	1,093	184
Impairment losses	0	2,683
Equity in income of joint venture	(54)	(715)
Distribution from joint venture	2,226	4,726
Increase in allowance for doubtful accounts	1,173	927
Excess tax benefits from stock-based compensation	(9,723)	(6,433)
Deferred income taxes and other	14,808	17,241

Changes in operating assets and liabilities:
Accounts receivable	(10,817)	(67,058)
Inventories	(143,535)	(140,089)
Prepaid expenses and other current assets	(11,449)	(11,357)
Accounts payable	9,465	8,660
Accrued expenses	(12,333)	39,739
Income taxes payable	9,724	(13,929)

Net cash provided by operating activities	82,729	42,528

Investing Activities:
Additions to property, plant and equipment	(70,237)	(32,040)
Increase in intangible and other assets	(13,913)	(24)
Purchase of securities available for sale	(222)	(460)
Sales/maturities of securities available for sale	111	230
Proceeds from the sale of property, plant and equipment	21,319	79
Purchase of noncontrolling interest shares	0	(866)
Net Change in Restricted Cash	(7,344)	0

Net cash used in investing activities	(70,286)	(33,081)

Financing Activities:
Acquisition of common stock	(204,430)	(77,132)
Distribution of noncontrolling interest earnings	(3,772)	(4,446)
Excess tax benefits from stock-based compensation	9,723	6,433
Borrowings on notes payable	12,881	0
Payments on notes payable	(7,055)	(302)
Common stock issued upon legal settlement	7,833	0
Proceeds from exercise of stock options	8,218	16,388

Net cash used in financing activities	(176,602)	(59,059)

Effect of exchange rate changes on cash and cash equivalents	2,520	6,637

Net decrease in cash and cash equivalents	(161,639)	(42,975)
Cash and cash equivalents:
Beginning of period	392,794	405,175

End of period	$231,155	$362,200

See notes to the condensed consolidated financial statements.

FOSSIL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1. FINANCIAL STATEMENT POLICIES

Basis of Presentation. The condensed consolidated financial statements include the accounts of Fossil, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of October 1, 2011, and the results of operations for the thirteen week periods ended October 1, 2011 (“Third Quarter”) and October 2, 2010 (“Prior Year Quarter”), respectively, and the thirty-nine week periods ended October 1, 2011 (“Year To Date Period”) and October 2, 2010 (“Prior Year YTD Period”), respectively. All adjustments are of a normal, recurring nature.

These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K filed by the Company pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the fiscal year ended January 1, 2011. Operating results for the Third Quarter and Year To Date Period are not necessarily indicative of the results to be achieved for the full fiscal year.

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods reported. Actual results could differ from those estimates. The Company has not made any changes in its significant accounting policies from those disclosed in its most recent Annual Report on Form 10-K.

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

Foreign Currency Hedging Instruments. The Company’s foreign subsidiaries periodically enter into forward contracts principally to hedge the future payment of intercompany inventory transactions in U.S. dollars. If the Company’s foreign subsidiaries were to settle their contracts designated as cash flow hedges that were denominated in European Euros, British Pounds, Mexican Pesos, Australian Dollars, Canadian Dollars and Japanese Yen, the net result would be a gain of approximately $2.5 million, net of taxes, as of October 1, 2011. Refer to Note 6—Derivatives and Risk Management in the notes to the condensed consolidated financial statements for additional disclosures about the Company’s use of forward contracts. The tax expense of changes in fair value of hedging activities for the Third Quarter and Year To Date Period were $1.6 million and $1.4 million, respectively. The tax benefit of changes in fair value of hedging activities for the Prior Year Quarter and Prior Year YTD Period was $2.8 million and $2.1 million, respectively.

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

Accounting Standard Codification (“ASC”) 820, Fair Value Measurement and Disclosures (“ASC 820”), establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on the Company’s assumptions.

ASC 820 requires the use of observable market data if such data is available without undue cost and effort.

FOSSIL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

UNAUDITED

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value at October 1, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
Investments in bonds	$8,165	$0	$0	$8,165
Investment in publicly traded equity securities	255	0	0	255
Foreign exchange forward contracts	0	7,497	0	7,497
Deferred compensation plan assets:
Investment in publicly traded mutual funds	2,813	0	0	2,813

Total	$11,233	$7,497	$0	$18,730

Liabilities:
Foreign exchange forward contracts	$0	$6,171	$0	$6,171

Total	$0	$6,171	$0	$6,171

	Fair Value at January 1, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
Investments in bonds	$7,705	$0	$0	$7,705
Investment in publicly traded equity securities	1,159	0	0	1,159
Foreign exchange forward contracts	0	1,628	0	1,628
Deferred compensation plan assets:
Investment in publicly traded mutual funds	3,295	0	0	3,295

Total	$12,159	$1,628	$0	$13,787

Liabilities:
Foreign exchange forward contracts	$0	$10,222	$0	$10,222

Total	$0	$10,222	$0	$10,222

The fair values of the Company’s securities available for sale and deferred compensation plan assets are based on quoted prices. The deferred compensation plan assets are recorded within intangible and other assets – net. The foreign exchange forward contracts are entered into by the Company’s foreign subsidiaries principally to hedge the future payment of intercompany inventory transactions by non-U.S. subsidiaries. The fair values of the Company’s foreign exchange forward contracts are based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates.

The Company has evaluated its short-term and long-term debt and believes, based on the interest rates, related terms and maturities, that the fair values of such instruments approximate their carrying amounts. As of October 1, 2011 and January 1, 2011, the carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated their fair values due to the short-term maturities of these accounts.

Earnings Per Share (“EPS”). Basic EPS is based on the weighted average number of common shares outstanding during each period. Diluted EPS adjusts basic EPS for the effects of dilutive common stock equivalents outstanding during each period using the treasury stock method.

FOSSIL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

UNAUDITED

The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS (in thousands, except per share data):

	For the 13 Weeks Ended		For the 39 Weeks Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Numerator:
Net income attributable to Fossil, Inc.	$69,609	$68,156	$176,792	$158,548

Denominator:
Basic EPS computation:
Basic weighted average common shares outstanding	63,176	67,071	63,542	67,171

Basic EPS	$1.10	$1.02	$2.78	$2.36

Diluted EPS computation:
Basic weighted average common shares outstanding	63,176	67,071	63,542	67,171
Stock options, stock appreciation rights and restricted stock units	633	907	699	889

Diluted weighted average common shares outstanding	63,809	67,978	64,241	68,060

Diluted EPS	$1.09	$1.00	$2.75	$2.33

Approximately 39,750, 39,750 and 43,000 weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation at the end of the Third Quarter, Year To Date Period and Prior Year YTD Period, respectively, because they were antidilutive. These common share equivalents may be dilutive in future EPS calculations. All outstanding shares issuable under stock-based awards were dilutive during the Third Quarter and the Prior Year Quarter.

Restricted Cash. Restricted cash at October 1, 2011 was comprised of $5.6 million in cash pledged as collateral to secure bank guarantees on behalf of the Company for payments related to prospective value added tax liabilities. Such cash has been reported in prepaid expenses and other current assets in the Company’s consolidated balance sheets as a component of current assets. The Company also has $1.8 million in cash pledged as collateral to secure bank guarantees for the purpose of obtaining retail space. Such cash has been reported in intangibles and other assets – net in the Company’s condensed consolidated balance sheets as a component of long-term assets.

Goodwill. The changes in the carrying amount of goodwill, which is not subject to amortization, were as follows (in thousands):

	North		Asia
	America	Europe	Pacific	Direct to
	Wholesale	Wholesale	Wholesale	Consumer	Total
Balance at January 1, 2011	$23,838	$18,120	$2,614	$0	$44,572
Foreign currency changes	(228)	140	(58)	0	(146)

Balance at October 1, 2011	$23,610	$18,260	$2,556	$0	$44,426

Recently Issued Accounting Standards. In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04 Fair Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). FASB intends the new guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amended guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 assets and liabilities for which the Company will be required to disclose quantitative information about the unobservable inputs used in fair value measurements. These changes become effective for the Company on January 1, 2012. The adoption of ASU 2011-04 is not expected to have a material impact on the Company’s condensed consolidated results of operations and financial position.

FOSSIL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

UNAUDITED

In September 2011, FASB issued ASU 2011-08 Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 simplifies the assessment of goodwill for impairment by allowing companies the option to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a company concludes from the qualitative assessment that impairment is more likely than not, the entity is required to perform the two-step quantitative impairment test. These changes become effective for the Company for the first fiscal year beginning after December 15, 2011. The Company is currently evaluating the effect of early adopting this guidance on its condensed consolidated results of operations and financial position.

2. INVENTORIES

Inventories consisted of the following (in thousands):

	October 1, 2011	January 1, 2011
Components and parts	$40,903	$23,292
Work-in-process	5,916	4,176
Inventory purchases in transit	71,318	47,455
Finished goods	393,546	297,012

Inventories	$511,683	$371,935

3. INCOME TAXES

The Company’s income tax expense and related effective rate were as follows (in thousands, except percentage data):

	For the 13 Weeks Ended October 1, 2011	For the 13 Weeks Ended October 2, 2010	For the 39 Weeks Ended October 1, 2011	For the 39 Weeks Ended October 2, 2010
Income tax expense	$39,307	$40,353	$98,156	$64,361
Income tax rate	35.2%	36.3%	34.7%	28.0%

The lower effective tax rate in the Prior Year YTD Period was attributable to the recognition of previously unrecognized tax benefits during that period due to the settlement of tax audits.

As of October 1, 2011, the total amount of unrecognized tax benefits, excluding interest and penalties, was $15.7 million, of which $12.5 million would favorably impact the effective tax rate in future periods, if recognized. The examination phase of the Internal Revenue Service (“IRS”) audit for tax years 2005 and 2006 was completed in 2010. The IRS proposed certain adjustments, and the Company filed a protest. This protest is under review by the IRS Office of Appeals, and it is possible that it may be resolved within the next twelve months. The Company is also subject to examinations in various state and foreign jurisdictions for the 2004-2010 tax years, none of which are individually significant. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

The Company has classified uncertain tax positions as long-term income taxes payable unless such amounts are expected to be paid within twelve months of the condensed consolidated balance sheet date. As of October 1, 2011, the Company has recorded unrecognized tax benefits of $2.8 million, excluding interest and penalties, for positions that could be settled within the next twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes payable, respectively. The total amount of accrued income tax-related interest included in the condensed consolidated balance sheet at October 1, 2011 was $2.2 million. There were no penalties accrued in the condensed consolidated balance sheet at October 1, 2011. For the Third Quarter, the Company accrued income tax-related interest expense of $0.2 million.

4. STOCKHOLDERS’ EQUITY AND BENEFIT PLANS

Common Stock Repurchase Programs. Purchases of the Company’s common stock are made from time to time, subject to market conditions and at prevailing market prices, through the open market. Repurchased shares of common stock are recorded at cost and become authorized but unissued shares which may be issued in the future for general corporate and other purposes. The Company may terminate or limit the stock repurchase program at any time. In the event the repurchased shares are cancelled, the

FOSSIL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

UNAUDITED

Company accounts for retirements by allocating the repurchase price to common stock, additional paid-in capital and retained earnings. The repurchase price allocation is based upon the equity contribution associated with historical issuances. The Company’s repurchase programs are conducted pursuant to Rule 10b-18 of the Exchange Act. The following table reflects the Company’s common stock repurchase activity for the periods indicated (in millions):

			For the 13 Weeks Ended October 1, 2011		For the 39 Weeks Ended October 1, 2011		For Fiscal Year 2010
Period Authorized	Dollar Value Authorized	Termination Date	Number of Shares Repurchased	Dollar Value Repurchased	Number of Shares Repurchased	Dollar Value Repurchased	Number of Shares Repurchased	Dollar Value Repurchased
Fiscal Year 2010	$30.0	None	0.0	$0.0	0.0	$0.0	0.0	$0.0
Fiscal Year 2010	$750.0	December 2013	0.5	$49.1	2.3	$204.4	3.1	$179.2
Fiscal Year 2009	$20.0	Completed					0.5	$20.0

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

The following table summarizes stock options and stock appreciation rights activity during the Third Quarter:

			Weighted-Average
			Remaining
		Weighted-Average	Contractual Term	Aggregate
Stock Options and Stock Appreciation Rights	Shares	Exercise Price	(Years)	Intrinsic Value
	IN THOUSANDS			IN THOUSANDS
Outstanding at July 2, 2011	1,243	$37.39	6.4	$105,130
Granted	46	123.75
Exercised	(19)	25.66		1,460
Forfeited or expired	(13)	43.85

Outstanding at October 1, 2011	1,257	40.69	6.0	52,847

Exercisable at October 1, 2011	524	30.02	4.0	28,056

Nonvested at October 1, 2011	733	48.31	7.4	24,791

Expected to vest	679	$48.31	7.4	$23,027

The aggregate intrinsic value in the table above is before income taxes and is based on the exercise price for outstanding and exercisable stock options and stock appreciation rights at October 1, 2011 and the fair market value on the exercise date for stock options and stock appreciation rights that have been exercised during the Third Quarter compared to the closing price of the common stock on October 1, 2011.

FOSSIL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

UNAUDITED

Stock Options and Stock Appreciation Rights Outstanding and Exercisable. The following table summarizes information with respect to stock options and stock appreciation rights outstanding and exercisable at October 1, 2011:

Stock Options and Stock Appreciation Rights Outstanding				Stock Options and Stock Appreciation Rights Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Number of Shares	Weighted- Average Exercise Price
	IN THOUSANDS			IN THOUSANDS
$0 - $12.83	63	$11.29	1.0	63	$11.29
$12.83 - $25.66	352	16.87	5.2	196	18.90
$25.66 - $38.49	511	33.03	5.9	201	30.04
$38.49 - $64.15	32	43.12	6.2	32	43.12
$64.15 - $76.97	6	69.53	9.3	0	0.00
$76.97 - $89.80	241	81.23	8.9	0	0.00
$89.80 - $115.46	6	93.29	9.5	0	0.00
$115.46 - $128.29	46	123.75	3.3	32	121.73

Total	1,257	$40.69	6.0	524	$30.02

Restricted Stock and Restricted Stock Units. The following table summarizes restricted stock and restricted stock unit activity during the Third Quarter:

Restricted Stock and Restricted Stock Units	Number of Shares	Weighted- Average Grant-Date Fair Value
	IN THOUSANDS
Nonvested at July 2, 2011	360	$43.00
Granted	10	124.92
Vested	(10)	23.30
Forfeited	(6)	47.48

Nonvested at October 1, 2011	354	45.69

Expected to vest	319	$45.69

The total fair value of restricted stock and restricted stock units vested during the Third Quarter was approximately $1.0 million.

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

The Company evaluates the performance of its reportable segments based on net sales and operating income. Net sales for geographic segments are generally based on the location of the customers. Operating income for each segment includes net sales to third-parties, related cost of sales and operating expenses directly attributable to the segment. General corporate expenses, including certain administrative, legal, accounting, technology support costs, equity compensation costs, payroll costs attributable to executive management and amounts related to intercompany eliminations, are not allocated to the various segments. Intercompany sales of products between segments are referred to as intersegment items.

FOSSIL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

UNAUDITED

Summary information by operating segment was as follows (in thousands):

	For the 13 Weeks Ended October 1, 2011		For the 13 Weeks Ended October 2, 2010
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
North America wholesale:
External customers	$240,642	$58,116	$207,674	$55,737
Intersegment	40,163		34,822
Europe wholesale:
External customers	178,254	53,121	137,033	44,223
Intersegment	46,326		33,312
Asia Pacific wholesale:
External customers	78,602	28,957	60,929	24,594
Intersegment	213,738		182,805
Direct to consumer	145,412	18,579	118,189	14,951
Intersegment items	(300,227)		(250,939)
Corporate		(39,964)		(28,235)

Consolidated	$642,910	$118,809	$523,825	$111,270

	For the 39 Weeks Ended October 1, 2011		For the 39 Weeks Ended October 2, 2010
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
North America wholesale:
External customers	$660,442	$164,620	$517,338	$126,271
Intersegment	103,954		87,107
Europe wholesale:
External customers	471,874	120,636	357,201	96,441
Intersegment	111,056		60,221
Asia Pacific wholesale:
External customers	210,674	74,506	146,079	51,037
Intersegment	497,795		418,153
Direct to consumer	393,556	41,486	308,996	31,159
Intersegment items	(712,805)		(565,481)
Corporate		(103,621)		(78,029)

Consolidated	$1,736,546	$297,627	$1,329,614	$226,879

FOSSIL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

UNAUDITED

The following table reflects revenue for each class of similar products in the periods presented (in thousands except percentage data):

	For the 13 Weeks Ended October 1, 2011		For the 13 Weeks Ended October 2, 2010
	Amounts	Percentage of Total	Amounts	Percentage of Total
Watches	$464,438	72.2%	$372,036	71.0%
Leathers	108,628	16.9	86,728	16.6
Jewelry	46,943	7.3	41,925	8.0
Other	22,901	3.6	23,136	4.4

Total	$642,910	100.0%	$523,825	100.0%

	For the 39 Weeks Ended October 1, 2011		For the 39 Weeks Ended October 2, 2010
	Amounts	Percentage of Total	Amounts	Percentage of Total
Watches	$1,236,774	71.2%	$914,749	68.8%
Leathers	290,867	16.8	229,500	17.3
Jewelry	127,592	7.3	108,119	8.1
Other	81,313	4.7	77,246	5.8

Total	$1,736,546	100.0%	$1,329,614	100.0%

The following table reflects total assets for each reporting segment on the dates presented (in thousands):

	Total Assets
	October 1, 2011	January 1, 2011
North America wholesale	$522,747	$585,616
Europe wholesale	374,561	383,301
Asia Pacific wholesale	267,950	188,459
Direct to consumer	234,775	217,620
Corporate	136,157	92,577

Consolidated	$1,536,190	$1,467,573

6. DERIVATIVES AND RISK MANAGEMENT

The Company is exposed to certain risks relating to its ongoing business operations, which it attempts to manage by using derivative instruments. The primary risks managed by using derivative instruments are the fluctuations in global currencies that will ultimately be used by non-U.S. dollar functional currency subsidiaries to settle future payments of intercompany inventory transactions denominated in U.S. dollars. Specifically, the Company projects future intercompany purchases by its non-U.S. dollar functional currency subsidiaries generally over a period of up to 18 months. The Company enters into foreign currency forward contracts (“forward contracts”) generally for up to 65% of the forecasted purchases to manage fluctuations in global currencies that will ultimately be used to settle such U.S. dollar denominated inventory purchases. Forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon settlement date. The majority of the Company’s forward contracts are designated as single cash flow hedges. Fluctuations in exchange rates will either increase or decrease the Company’s U.S. dollar equivalent cash flows from these intercompany inventory transactions, which will affect the Company’s U.S. dollar earnings. Gains or losses on the forward contracts are expected to offset these fluctuations to the extent the cash flows are hedged by the forward contracts. The Company also periodically enters into forward contracts to manage exchange rate risks associated with certain non-inventory intercompany transactions and to which the Company does not elect hedge treatment. All of the Company’s outstanding forward contracts were designated as hedging instruments at October 1, 2011 and January 1, 2011.

FOSSIL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

UNAUDITED

The forward contracts that the Company purchased to hedge exchange rate risk associated with intercompany inventory transactions meet the criteria for hedge eligibility, which requires that they represent foreign-currency-denominated forecasted intra-entity transactions in which (1) the operating unit that has the foreign currency exposure is a party to the hedging instrument and (2) the hedged transaction is denominated in a currency other than the hedging unit’s functional currency. At the inception of the hedge, the hedging relationship is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk. The Company assesses hedge effectiveness under the critical terms matched method at inception and at least quarterly throughout the life of the hedging relationship. If the critical terms (i.e., amounts, currencies and settlement dates) of the forward currency exchange contract match the terms of the forecasted transaction, the Company concludes that the hedge is effective.

The accounting for gains and losses that result from changes in the fair values of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments. Changes in the fair value of derivatives not designated as hedging instruments are recognized in earnings when they occur. For a derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss), net of taxes and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, the Company’s hedges resulted in no ineffectiveness in the condensed consolidated statements of income and comprehensive income, and there were no components excluded from the assessment of hedge effectiveness for the Third Quarter, Prior Year Quarter, Year To Date Period and the Prior Year YTD Period.

All derivative instruments are recognized as either assets or liabilities at fair value in the statement of financial position. Forward contracts designated as cash flow hedges are recorded at fair value at each balance sheet date and the change in fair value is recorded to accumulated other comprehensive income (loss) within the equity section of the balance sheet until such forward contract’s gains (losses) become realized or the cash flow hedge relationship is terminated. If the cash flow hedge relationship is terminated, the derivative’s gains or losses that are deferred in accumulated other comprehensive income (loss) will be recognized in earnings when the hedged cash flows occur. However, for cash flow hedges that are terminated because the forecasted transaction is not expected to occur in the original specified time period, the derivative’s gains or losses are immediately recognized in earnings. There were no gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges as of October 1, 2011 or October 2, 2010. Hedge accounting is discontinued if it is determined that the derivative is not highly effective. The Company records all cash flow hedge assets and liabilities on a gross basis as they do not meet the balance sheet netting criteria because the Company does not have master netting agreements established with the derivative counterparties that would allow for net settlement. As of October 1, 2011, the Company had the following outstanding forward contracts that were entered into to hedge the future payments of intercompany inventory transactions (in thousands):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
European Euro	125,977	U.S. Dollar	173,301
British Pound	15,690	U.S. Dollar	25,163
Japanese Yen	3,196,700	U.S. Dollar	37,833
Mexican Peso	17,952	U.S. Dollar	1,500
Australian Dollar	11,860	U.S. Dollar	10,506
Canadian Dollar	17,532	U.S. Dollar	17,621

FOSSIL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

UNAUDITED

The effective portion of gains and losses on derivative instruments that was recognized in other comprehensive (loss) income, net of taxes, during the Third Quarter, Prior Year Quarter, Year To Date Period and the Prior Year YTD Period is set forth below (in thousands):

Derivatives Designated as Cash Flow Hedges Under ASC 815	For the 13 Weeks Ended October 1, 2011	For the 13 Weeks Ended October 2, 2010
Foreign exchange contracts	$8,444	$(11,359)

Total gain (loss) recognized in other comprehensive (loss) income, net of taxes	$8,444	$(11,359)

Derivatives Designated as Cash Flow Hedges Under ASC 815	For the 39 Weeks Ended October 1, 2011	For the 39 Weeks Ended October 2, 2010
Foreign exchange contracts	$(4,685)	$1,276

Total (loss) gain recognized in other comprehensive (loss) income, net of taxes	$(4,685)	$1,276

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

FOSSIL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

UNAUDITED

Foreign Exchange Contracts Under ASC 815	Consolidated Income Statements Location		For the 13 Weeks Ended October 1, 2011	For the 13 Weeks Ended October 2, 2010
Cash flow hedging instruments	Other (expense) income — net	Total (loss) gain reclassified from other comprehensive (loss) income, net of taxes into income, net of taxes	$(3,541)	$2,396

Not designated as hedging instruments	Other (expense) income — net	Total loss recognized in income	$0	$(1,451)

Foreign Exchange Contracts Under ASC 815	Condensed Consolidated Income Statements Location		For the 39 Weeks Ended October 1, 2011	For the 39 Weeks Ended October 2, 2010
Cash flow hedging instruments	Other (expense) income — net	Total (loss) gain reclassified from other comprehensive (loss) income, net of taxes into income, net of taxes	$(9,800)	$5,574

Not designated as hedging instruments	Other (expense) income — net	Total loss recognized in income	$0	$(1,451)

The following table discloses the Company’s fair value amounts as separate asset and liability values, presents the fair value of derivative instruments on a gross basis, and identifies the line item(s) in the condensed consolidated balance sheets in which the fair value amounts for these categories of derivative instruments are included (in thousands):

	Asset Derivatives				Liability Derivatives
	October 1, 2011		January 1, 2011		October 1, 2011		January 1, 2011
	Condensed		Condensed		Condensed		Condensed
	Consolidated		Consolidated		Consolidated		Consolidated
	Balance		Balance		Balance		Balance
Foreign Exchange Contracts	Sheets	Fair	Sheets	Fair	Sheets	Fair	Sheets	Fair
Under ASC 815	Location	Value	Location	Value	Location	Value	Location	Value
Cash flow hedging instruments	Prepaid expenses and other current assets	$6,049	Prepaid expenses and other current assets	$1,388	Accrued expenses — other	$5,423	Accrued expenses — other	$8,583

Cash flow hedging instruments	Intangible and other assets —net	1,448	Intangible and other assets —net	240	Other long-term liabilities	748	Other long-term liabilities	1,639

Total		$7,497		$1,628		$6,171		$10,222

At the end of the Third Quarter, the Company had foreign exchange contracts with maturities extending through September 2013. The estimated net amount of the existing gains or losses at the reporting date that is expected to be reclassified into earnings within the next twelve months is a gain of $1.6 million.

FOSSIL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

UNAUDITED

7. CONTROLLING AND NONCONTROLLING INTEREST

The following tables summarize the changes in equity attributable to controlling and noncontrolling interest (in thousands):

	Fossil, Inc.		Total
	Stockholders’	Noncontrolling	Stockholders’
	Equity	Interest	Equity
Balance at January 1, 2011	$1,044,118	$7,590	$1,051,708

Net income	176,792	7,809	184,601
Currency translation adjustments	3,795	0	3,795
Unrealized loss on securities available for sale	(556)	0	(556)
Forward contracts hedging intercompany foreign currency payments — change in fair values	5,115	0	5,115
Common stock issued upon exercise of stock options and stock appreciation rights	8,218	0	8,218
Tax benefit derived from stock-based compensation	9,723	0	9,723
Distribution of noncontrolling interest earnings	0	(3,772)	(3,772)
Common stock forfeitures put to treasury	(5,601)	0	(5,601)
Common stock issued upon legal settlement	7,833	0	7,833
Acquisition of common stock	(204,430)	0	(204,430)
Stock-based compensation expense	10,524	0	10,524

Balance at October 1, 2011	$1,055,531	$11,627	$1,067,158

	Fossil, Inc.		Total
	Stockholders’	Noncontrolling	Stockholders’
	Equity	Interest	Equity
Balance at January 2, 2010	$962,781	$5,631	$968,412

Net income	158,548	6,611	165,159
Currency translation adjustments	(4,464)	5	(4,459)
Unrealized gain on securities available for sale	1,127	0	1,127
Unrealized gain on forward contracts	(4,298)	0	(4,298)
Common stock issued upon exercise of stock options and stock appreciation rights	16,388	0	16,388
Tax benefit derived from stock-based compensation	6,433	0	6,433
Purchase of noncontrolling interest shares	(722)	(144)	(866)
Distribution of noncontrolling interest earnings	0	(4,446)	(4,446)
Common stock forfeitures put to treasury	(2,235)	0	(2,235)
Repurchase of common stock	(77,132)	0	(77,132)
Stock-based compensation expense	7,630	0	7,630

Balance at October 2, 2010	$1,064,056	$7,657	$1,071,713

The following table summarizes the effects of changes in the Company’s ownership interest in its subsidiaries on equity:

	For the 39 Weeks Ended
	October 1, 2011	October 2, 2010
Net income attributable to Fossil, Inc.	$176,792	$158,548

Transfers to the noncontrolling interest:
Decrease in Fossil, Inc.’s additional paid-in capital for purchases of 371 Fossil (Asia) Holdings Limited common shares	0	(722)

Net transfers to noncontrolling interest	0	(722)

Change from net income attributable to Fossil, Inc. and transfers to noncontrolling interest	$176,792	$157,826

FOSSIL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

UNAUDITED

8. INTANGIBLE AND OTHER ASSETS

The following table summarizes intangible and other assets (in thousands):

		October 1, 2011		January 1, 2011
	Useful	Carrying	Accumulated	Carrying	Accumulated
	Lives	Amount	Amortization	Amount	Amortization
Intangibles — subject to amortization:
Trademarks	10 yrs.	$4,122	$2,030	$2,666	$1,795
Customer list	9 yrs.	7,642	7,196	7,937	6,963
Patents	14 -20 yrs.	773	383	775	349
Other	7 - 20 yrs.	196	194	194	187

Total intangibles — subject to amortization		12,733	9,803	11,572	9,294
Intangibles — not subject to amortization:
Tradenames		18,950		18,938
Other assets:
Key money deposits		32,729	9,666	22,973	7,720
Other deposits		12,144		11,991
Deferred compensation plan assets		2,813		3,295
Long-term restricted cash		1,754		0
Other		11,608	3,456	6,615	2,633

Total other assets		61,048	13,122	44,874	10,353

Total intangibles and other assets		$92,731	$22,925	$75,384	$19,647

Total intangibles and other assets, net			$69,806		$55,737

Amortization expense for intangible assets, key money deposits and other assets was approximately $1.2 million, $1.2 million, $3.6 million and $4.4 million for the Third Quarter, Prior Year Quarter, Year To Date Period and Prior Year YTD Period, respectively. Estimated aggregate future amortization expense, by fiscal year, for intangible assets, key money deposits and other assets is as follows (in thousands):

Amortization
Expense
2011 (Remaining)	$1,460
2012	5,115
2013	4,438
2014	4,018
2015	3,465
2016	3,032

FOSSIL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

UNAUDITED

9. COMMITMENTS AND CONTINGENCIES

Leases. On March 7, 2011, the Company entered into a lease of office space and real property at 901 S. Central Expressway, Richardson, Texas. The lease structure involves two separate lease agreements. The lease agreements commenced on July 1, 2011 and end on June 30, 2021. The Company performed the required lease classification tests and assessed the leases as operating leases. The lease agreements included leasehold improvement incentives which are recorded in deferred rent and will be amortized as reductions to lease expense over the lease term. Leasehold improvements are recorded within property, plant and equipment – net of accumulated depreciation and are amortized over the shorter of the economic useful life or the lease term. In addition to the lease obligations disclosed in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011, future minimum commitments under these non-cancellable operating leases by fiscal year are as follows (in thousands):

Commitments
2011 (Remaining)	$895
2012	5,371
2013	5,371
2014	5,371
2015	5,689
2016	6,005
Thereafter	27,024

$55,726

Litigation. The Company is occasionally subject to litigation or other legal proceedings in the normal course of its business. The Company does not believe that the outcome of any currently pending legal matters, individually or collectively, will have a material effect on the business or financial condition of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition and results of operations of Fossil, Inc. and its wholly and majority-owned subsidiaries for the thirteen and thirty-nine week periods ended October 1, 2011 (the “Third Quarter” and “Year To Date Period,” respectively) as compared to the thirteen and thirty-nine week periods ended October 2, 2010 (the “Prior Year Quarter” and “Prior Year YTD Period,” respectively). This discussion should be read in conjunction with the condensed consolidated financial statements and the related notes thereto.

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

Domestically, we sell our products through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, owned retail and factory outlet stores, mass market stores and through our FOSSIL® catalog and website. Our wholesale customer base includes, among others, Neiman Marcus, Nordstrom, Saks Fifth Avenue, Macy’s, Dillard’s, JCPenney, Kohl’s, Sears, Wal-Mart and Target. We also sell our products in the United States through a network of Company-owned stores that included 118 retail stores located in premier retail sites and 74 outlet stores located in major outlet malls as of October 1, 2011. In addition, we offer an extensive collection of our FOSSIL brand products through our catalogs and on our website, www.fossil.com, as well as proprietary and licensed watch and jewelry brands through other managed and affiliated websites.

Internationally, our products are sold to department stores, specialty retail stores and specialty watch and jewelry stores in approximately 120 countries worldwide through 23 Company-owned foreign sales subsidiaries and through a network of approximately 60 independent distributors. Our products are distributed in Africa, Asia, Australia, Europe, Central and South America, Canada, the Caribbean, Mexico and the Middle East. Our products are offered on airlines, cruise ships and in international Company-owned retail stores, which included 161 retail stores located in premier retail sites and 26 outlet stores in select international markets as of October 1, 2011. Our products are also sold through licensed and franchised FOSSIL retail stores and kiosks in certain international markets. In addition, we offer an extensive collection of our FOSSIL brand products on our websites in certain countries.

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

Our international operations are subject to many risks, including foreign currency. Generally, a strengthening of the U.S. dollar against currencies of other countries in which we operate will reduce the translated amounts of sales and operating expenses of our subsidiaries, which results in a reduction of our consolidated operating income. We manage these currency risks by using derivative instruments. The primary risks managed by using derivative instruments are the future payments by non-U.S. dollar functional currency subsidiaries of intercompany inventory transactions denominated in U.S. dollars. We enter into forward contracts to manage fluctuations in global currencies that will ultimately be used to settle such U.S. dollar denominated inventory purchases.

For a more complete discussion of the risks facing our business, see “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods reported. On an on-going basis, we evaluate our estimates and judgments, including those related to product returns, bad debt, inventories, long-lived asset impairment, impairment of goodwill and trade names, income taxes, warranty costs, hedge accounting, litigation reserves and stock-based compensation. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Our estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no changes to the critical accounting policies disclosed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04 Fair Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). FASB intends the new guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amended guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 assets and liabilities for which we will be required to disclose quantitative information about the unobservable inputs used in fair value measurements. These changes become effective for us on January 1, 2012. The adoption of ASU 2011-04 is not expected to have a material impact on our condensed consolidated results of operations and financial position.

In September 2011, FASB issued ASU 2011-08 Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 simplifies the assessment of goodwill for impairment by allowing companies the option to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a company concludes from the qualitative assessment that impairment is more likely than not, the entity is required to perform the two-step quantitative impairment test. These changes become effective for us for the first fiscal year beginning after December 15, 2011. We are currently evaluating the effect of early adopting this guidance on our condensed consolidated results of operations and financial position.

Results of Operations

The following tables set forth, for the periods indicated, (i) the percentages of our net sales represented by certain line items from our condensed consolidated statements of income and comprehensive income and (ii) the percentage changes in these line items between the periods indicated.

	Percentage of Net Sales		Percentage Change from 2010
	For the 13 Weeks Ended
	October 1, 2011	October 2, 2010
Net sales	100.0%	100.0%	22.7%
Cost of sales	44.1	43.0	25.9

Gross profit	55.9	57.0	20.3
Operating expenses:
Selling and distribution	26.8	26.4	24.4
General and administrative	10.6	9.4	39.7

Operating income	18.5	21.2	6.8
Interest expense	0.0	0.0	*
Other (expense) income — net	(1.1)	0.0	*

Income before income taxes	17.4	21.2	0.5
Provision for income taxes	6.1	7.7	(2.6)

Net income	11.3	13.5	2.3
Net income attributable to noncontrolling interest	0.5	0.5	5.3

Net income attributable to Fossil, Inc.	10.8%	13.0%	2.1%

*	Not meaningful.

	Percentage of Net Sales		Percentage Change from 2010
	For the 39 Weeks Ended
	October 1, 2011	October 2, 2010
Net sales	100.0%	100.0%	30.6%
Cost of sales	44.0	43.2	32.8

Gross profit	56.0	56.8	28.9
Operating expenses:
Selling and distribution	28.5	29.5	26.2
General and administrative	10.4	10.2	33.0

Operating income	17.1	17.1	31.2
Interest expense	0.0	0.0	*
Other (expense) income — net	(0.8)	0.2	*

Income before income taxes	16.3	17.3	23.2
Provision for income taxes	5.7	4.9	52.5

Net income	10.6	12.4	11.8
Net income attributable to noncontrolling interest	0.4	0.5	18.1

Net income attributable to Fossil, Inc.	10.2%	11.9%	11.5%

*	Not meaningful.

Net Sales. The following tables set forth consolidated net sales by segment and the percentage relationship of each segment to consolidated net sales for the periods indicated (in millions, except percentage data):

	Amounts		Percentage of Total
	For the 13 Weeks Ended		For the 13 Weeks Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Wholesale:
North America	$240.6	$207.7	37.4%	39.6%
Europe	178.3	137.0	27.8	26.2
Asia Pacific	78.6	60.9	12.2	11.6

Total wholesale	497.5	405.6	77.4	77.4
Direct to consumer	145.4	118.2	22.6	22.6

Total net sales	$642.9	$523.8	100.0%	100.0%

	Amounts		Percentage of Total
	For the 39 Weeks Ended		For the 39 Weeks Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Wholesale:
North America	$660.4	$517.3	38.0%	38.9%
Europe	471.9	357.2	27.2	26.9
Asia Pacific	210.7	146.1	12.1	11.0

Total wholesale	1,343.0	1,020.6	77.3	76.8
Direct to consumer	393.5	309.0	22.7	23.2

Total net sales	$1,736.5	$1,329.6	100.0%	100.0%

The following tables illustrate by factor the total year-over-year percentage change in net sales by segment and on a consolidated basis:

Analysis of Percentage Change in Net Sales during the Third Quarter Versus Prior Year Quarter

Attributable to Changes in the Following Factors

	Exchange Rates	Organic Change	Total Change
North America wholesale	0.4%	15.4%	15.8%
Europe wholesale	9.6	20.5	30.1
Asia Pacific wholesale	8.6	20.5	29.1
Direct to consumer	3.3	19.7	23.0
Consolidated	4.4%	18.3%	22.7%

Analysis of Percentage Change in Net Sales during the Year To Date Period Versus Prior Year YTD Period

Attributable to Changes in the Following Factors

	Exchange Rates	Organic Change	Total Change
North America wholesale	0.5%	27.2%	27.7%
Europe wholesale	8.3	23.8	32.1
Asia Pacific wholesale	9.2	35.0	44.2
Direct to consumer	3.2	24.1	27.3
Consolidated	4.2%	26.4%	30.6%

The following net sales discussion excludes the impact on sales growth attributable to foreign currency exchange rate changes as noted in the above tables.

Consolidated Net Sales. We believe watch sales across all of our operating segments are benefiting from a resurgence in the watch category in general, resulting in consumers allocating more of their discretionary spending to this fashion category. We also believe our results are outpacing those of our competitors as consumers respond positively to our innovative product offerings and focused presentations at retail. We attribute this favorable consumer response to our designs, which incorporate newer materials into the construction of the watch while also maintaining a very strong price to value relationship. With respect to the FOSSIL brand, we believe our strategy of focusing our marketing efforts on point-of-sale presentations, our catalog and web-based marketing initiatives as well as the growth of our Fossil store and e-commerce footprint is clearly communicating the aspirational lifestyle image of the brand and is resonating strongly with consumers around the world. Net sales of FOSSIL branded products increased by 13.7% and 16.5% during the Third Quarter and Year To Date Period, respectively, as compared to the respective prior fiscal year periods.

North America Wholesale Net Sales. Net sales from the North America wholesale segment increased 15.4%, or $32.0 million, during the Third Quarter in comparison to the Prior Year Quarter. This sales growth was primarily attributable to a 19.8%, or $29.3 million, increase in watch sales led by MICHAEL KORS®, $12.9 million, FOSSIL, $4.8 million, DIESEL®, $4.0 million, MICHELE®, $3.6 million and ARMANI EXCHANGE®, $3.1 million. These increases were partially offset by sales volume decreases in RELIC® and mass market watches of $2.3 million and $1.6 million, respectively. Additionally, during the Third Quarter, sales to foreign distributors, located primarily in Latin America and to a lesser extent the Caribbean, increased 40.6%, or $8.5 million. MICHAEL KORS and ARMANI EXCHANGE sales volume increases were primarily driven by door expansion and increased case space allocated by retailers in the department store channel as a result of increased sell-through rates. Increased MICHELE sales volumes were principally attributable to a timing shift in shipments that have historically occurred during the fourth quarter into the Third Quarter, which totaled approximately $2.0 million, and new door growth. DIESEL sales volumes benefitted from an increase in the number of doors with existing customers in the department store channel as well as a shift in the sales mix to higher price points. We believe the decrease in RELIC sales volumes was a result of reduced replenishment shipments as retailers balanced their inventory levels. Although RELIC watch sales declined 25.6% during the Third Quarter, Year To Date Period net sales increased 27.0%. In addition to increased watch sales, Third Quarter net sales were also favorably impacted by a 4.2%, or $1.9 million, increase in our leathers business as compared to the Prior Year Quarter. This increase was primarily a result of increased sales volumes in FOSSIL men’s and women’s leather products partially offset by decreased sales volumes in RELIC women’s handbags. The increase in the FOSSIL leathers business was principally driven by increased sell-through rates at retail and increased average unit retail prices as a result of introducing a growing selection of higher quality details and fabrications in our leather products. For the Year To Date Period, North America wholesale net sales increased 27.2%, or $140.5 million, as compared to the Prior Year YTD Period. This sales growth was principally driven by a 34.2%, or $121.2, million increase in watch sales representing sales growth across all major watch brands, and a 12.3%, or $14.9 million, increase in our leathers business.

Europe Wholesale Net Sales. Europe wholesale net sales rose 20.5%, or $28.1 million, during the Third Quarter in comparison to the Prior Year Quarter. This growth was broad-based across all key markets and largely attributable to an 18.6%, or $19.1 million, increase in watch shipments. All major watch brands contributed to the sales volume growth during the Third Quarter with increases of $5.6 million in MICHAEL KORS, $3.3 million in DIESEL, $2.5 million in FOSSIL, $2.1 million in BURBERRY® and $2.0 million in DKNY® representing the greatest gains. Sales growth in MICHAEL KORS resulted from the broader launch of the brand in Europe, leveraging the phenomenal success of the brand in the U.S. as well as the continuing brand building initiatives by the licensor. We believe the growth in all of our other watch brands resulted from the innovation of our product offerings and the strong price to value relationship and lifestyle imaging of our brands in comparison to other brands distributed in the European market. The leathers and jewelry categories also favorably impacted Third Quarter net sales increasing 116.7%, or $6.6 million, and 12.2%, or $2.8 million, respectively. We believe the sales volume increase in our leathers category was primarily driven by our initiative to expand our leather offerings in our wholesale channel in this region and the increased brand and broader category awareness generated by the increased number of FOSSIL retail stores and websites in the region. Third Quarter sales to third-party distributors increased 27.7%, or $7.7 million, as compared to the Prior Year Quarter. Europe wholesale net sales increased 23.8%, or $84.9 million, for the Year To Date Period as compared to the Prior Year YTD Period. The primary components of the increase during the Year To Date Period, were generally consistent from a brand and category perspective with those experienced during the Third Quarter.

Asia Pacific Wholesale Net Sales. Asia Pacific wholesale net sales increased 20.5%, or $12.5 million, during the Third Quarter in comparison to the Prior Year Quarter primarily the result of a 23.5%, or $12.4 million, increase in watch sales. EMPORIO ARMANI®, MARC BY MARC® and BURBERRY contributed the greatest watch sales gains during the Third Quarter with increases of $5.4 million, $3.7 million and $1.4 million, respectively. During the Third Quarter, the leathers business also experienced sales growth of 67.3%, or $2.0 million, as compared to the Prior Year Quarter. Similar to our experience in Europe, we believe the sales growth in our leathers business was a result of increased brand awareness generated by the expansion of our FOSSIL accessory store concept. These sales volume increases were partially offset by a 55.7%, or $2.0 million, decrease in our jewelry category primarily as a result of discontinuing a non-strategic local jewelry brand in India. At the end of the Third Quarter, we operated 205 concession locations in the Asia Pacific region with a net 62 new concessions opened during the last twelve months. For the Third Quarter, concession sales increased by 72.5% with comp sales growing 19.9% in comparison to the Prior Year Quarter. For the Year To Date Period as compared to the Prior Year YTD Period, Asia Pacific wholesale net sales rose 35.0%, or $51.1 million, principally as a result of the same factors experienced during the Third Quarter.

Direct to Consumer Net Sales. Direct to consumer net sales for the Third Quarter increased 19.7%, or $23.3 million, in comparison to the Prior Year Quarter, primarily the result of comparable store sales gains of 14.1% and a 4.8% increase in the average number of company-owned stores open during the Third Quarter. Net sales from the Company’s e-commerce businesses remained relatively unchanged for the Third Quarter in comparison to Prior Year Quarter. For the Year To Date Period, net sales from our Direct to consumer segment increased 24.1%, or $74.5 million, in comparison to the Prior Year YTD Period, primarily as a result of comparable store sales increases of 18.8% and a 5.3% increase in the average number of stores open. Net sales from our e-commerce businesses increased 14.5%, or $3.2 million, for the Year To Date Period in comparison to the Prior Year YTD Period. Comparable store sales related to our global full price accessory concept increased by 8.2% and 12.8% for the Third Quarter and Year To Date Period, respectively, in comparison to the respective prior fiscal year periods. Global outlet comparable store sales increased 20.9% and 26.7% for the Third Quarter and Year To Date Period, respectively, in comparison to the respective prior fiscal year periods.

We ended the Third Quarter with 379 stores, including 236 full price accessory stores, 134 of which were outside of North America; 100 outlet locations, including 25 outside of North America; 32 clothing stores, including four outside of North America; and 11 full price multi-brand stores, including 10 outside of North America. This compares to 358 stores at the end of the Prior Year Quarter, which included 226 full price accessory stores, 123 located outside of North America; 91 outlet locations, including 20 outside of North America; 31 clothing stores, including three outside of North America; and 10 full price multi-brand stores, including nine outside of North America. During the Third Quarter, we opened 14 new stores and closed two. For the remainder of fiscal year 2011, we anticipate opening approximately 23 additional retail stores globally and closing three stores.

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

Gross Profit. Gross profit of $359.5 million in the Third Quarter increased 20.3% in comparison to $298.7 million in the Prior Year Quarter. The increase was a result of increased net sales partially offset by a reduction in gross profit margin. Gross profit margin decreased 110 basis points to 55.9% in the Third Quarter from 57.0% in the Prior Year Quarter, inclusive of a 170 basis point favorable change resulting from a weaker U.S. dollar. In comparison to the Prior Year Quarter, Third Quarter production cost increases accounted for more than 200 basis points of the decline. Additionally, a higher percentage of lower margin sales to third party distributors and off-price retailers negatively impacted gross profit margin in the Third Quarter. Partially offsetting these declines in gross profit margin was an increase in the sales mix of higher margin international wholesale sales in comparison to North American wholesale sales. For the Year To Date Period, gross profit margin decreased by 80 basis points to 56.0% compared to 56.8% in the Prior Year YTD Period. While production costs are expected to remain stable over the balance of fiscal year 2011 in comparison to the Third Quarter, the recent strengthening of the U.S. dollar is expected to negatively impact our previous expectations regarding fourth quarter 2011 gross profit margins. However, an expected increase in the sales mix of higher margin international wholesale sales and Direct to consumer sales as well as price increases across a select number of styles during the fourth quarter of fiscal year 2011 is expected to partially offset the impact of the strengthening U.S. dollar. As a result, we expect fourth quarter fiscal year 2011 gross profit margin to be slightly less than the comparable prior year period.

Operating Expenses. Total operating expenses increased by $53.2 million in the Third Quarter compared to the Prior Year Quarter, primarily as a result of increased costs associated with sales growth and a $7.7 million unfavorable impact from the translation of foreign-based expenses as a result of the weaker U.S. dollar. In the Third Quarter, operating expenses expressed as a percentage of net sales increased to 37.4% compared to 35.8% in the Prior Year Quarter. During the Third Quarter, operating expenses in our wholesale segments, Direct to consumer segment and corporate cost areas increased by $19.2 million, $15.0 million and $11.3 million, respectively, as compared to the Prior Year Quarter. Expense growth in the wholesale segment was principally a result of marketing and infrastructure strategic investments in the Asia Pacific region. Direct to consumer expense increases were primarily attributable to store growth, strategic investments in marketing, and costs associated with our customer relationship management system. Expense growth in the corporate cost area was primarily due to costs associated with our move into our new corporate headquarters of approximately $3.2 million, including non-recurring costs of $1.5 million, as well as increases in payroll costs due to headcount additions and incentive and equity-based compensation costs. For the Year To Date Period, operating expenses as a percentage of net sales decreased to 38.9% compared to 39.7% in the Prior Year YTD Period and included an unfavorable impact of approximately $23.4 million related to the translation of foreign-based expenses due to a weaker U.S. dollar. On a constant dollar basis, operating expenses for the Year To Date Period increased by $124.1 million as compared to the Prior Year YTD Period, with increases across all of our operating segments, primarily the result of the same factors experienced during the Third Quarter.

The following tables set forth operating expenses on a segment basis and the relative percentage of operating expenses to net sales for each segment for the periods indicated (in millions, except for percentage data):

	For the 13 Weeks Ended October 1, 2011		For the 13 Weeks Ended October 2, 2010
	Operating Expense	% of Net Sales	Operating Expense	% of Net Sales
North America wholesale	$38.8	16.1%	$35.5	17.1%
Europe wholesale	48.4	27.1	37.3	27.2
Asia Pacific wholesale	34.5	43.9	25.0	41.1
Direct to consumer	79.2	54.5	61.7	52.2
Corporate	39.8		28.0

Total	$240.7	37.4%	$187.5	35.8%

	For the 39 Weeks Ended October 1, 2011		For the 39 Weeks Ended October 2, 2010
	Operating Expense	% of Net Sales	Operating Expense	% of Net Sales
North America wholesale	$114.1	17.3%	$98.1	19.0%
Europe wholesale	140.2	29.7	109.5	30.7
Asia Pacific wholesale	95.6	45.4	67.2	46.0
Direct to consumer	222.7	56.6	175.9	56.9
Corporate	103.1		77.5

Total	$675.7	38.9%	$528.2	39.7%

Operating Income. Operating income increased 6.8%, or $7.5 million, in the Third Quarter compared to the Prior Year Quarter. As a percentage of net sales, operating income decreased to 18.5% of net sales in the Third Quarter compared to 21.2% of net sales in the Prior Year Quarter, primarily as a result of a decrease in gross profit margin and an increase in infrastructure spending. Increased net sales in the Third Quarter were offset by higher operating expenses as a percentage of net sales and a lower gross profit margin. During the Third Quarter, operating income was positively impacted by approximately $15.8 million as a result of the translation of foreign-based sales and expenses into U.S. dollars. During the Year To Date Period, operating profit margin remained unchanged at 17.1% as compared to the Prior Year YTD Period. Our operating income for the Year To Date Period included approximately $32.2 million of net currency gains related to the translation of foreign-based sales and expenses into U.S. dollars.

Other (Expense) Income - Net. Other (expense) income – net decreased unfavorably by $6.6 million and $16.4 million for the Third Quarter and Year To Date Period, respectively, in comparison to the respective prior fiscal year periods. These decreases were primarily driven by unfavorable foreign currency charges resulting from mark-to-market, hedging and other transactional activities during the Third Quarter and Year To Date Period in comparison to the respective prior fiscal year periods. At prevailing foreign currency exchange rates, we estimate that outstanding forward contracts with scheduled settlement dates in the fourth quarter of fiscal year 2011 would result in hedge losses of approximately $3.6 million.

Provision For Income Taxes. Income tax expense for the Third Quarter was $39.3 million, resulting in an effective income tax rate of 35.2%. During the Prior Year Quarter, income tax expense was $40.4 million, resulting in an effective income tax rate of 36.3%. Income tax expense was $98.2 million for the Year To Date Period, resulting in an effective income tax rate of 34.7%. During the Prior Year YTD Period, income tax expense was $64.4 million, resulting in an effective income tax rate of 28.0%. The Prior Year YTD Period effective income tax rate was favorably impacted by the recognition of previously unrecognized tax benefits as a result of tax audit settlements in the 2010 fiscal year. We estimate our effective tax rate for the fourth quarter of fiscal 2011 will approximate 35%, excluding any discrete events.

Net Income Attributable to Noncontrolling Interest. Net income attributable to noncontrolling interest, which represents the minority interest portion of subsidiaries in which we own less than 100%, increased by $0.1 million and $1.2 million for the Third Quarter and Year To Date Period, respectively, as compared to the respective prior fiscal year periods. These increases were primarily a result of increased net income related to our less than 100% owned watch assembly facilities.

Net Income Attributable to Fossil, Inc. Third Quarter net income attributable to Fossil, Inc. increased by 2.1% to $69.6 million, or $1.09 per diluted share, inclusive of a favorable $0.09 per diluted share increase related to net foreign currency gains. For the Year To Date Period, net income attributable to Fossil, Inc. of $176.8 million, or $2.75 per diluted share, represented an 11.5% increase compared to the $158.5 million, or $2.33 per diluted share, earned during the Prior Year YTD Period. Net income attributable to

Fossil, Inc. for the Year To Date Period included net foreign currency gains of $0.16 per diluted share. The net income attributable to Fossil, Inc. for the Prior Year YTD Period also included a benefit of $0.22 per diluted share as a result of the aforementioned reduction in income tax liabilities.

2011 Net Sales and Earnings Estimates. For the fourth quarter of fiscal 2011, we expect reported net sales to increase approximately 20% with constant dollar net sales increasing by approximately 19%. Fourth quarter 2011 diluted earnings per share are expected to be in a range of $1.75 to $1.78. This reduction to our previous guidance is the direct impact of the strengthening of the U.S. dollar over the last quarter. We are increasing our full year guidance to $4.50 to $4.53 compared to our previous guidance of $4.44 to $4.50 as a result of the better than expected Third Quarter earning’s performance. This range reflects a 19% to 20% increase in comparison to 2010 diluted earnings per share of $3.77. Our forward guidance is based upon the current prevailing rate of the U.S. dollar compared to other foreign currencies for countries in which we operate.

Liquidity and Capital Resources

Historically, our general business operations have not required substantial cash during the first several months of our fiscal year. Generally, starting in the second quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our quarterly cash requirements are also impacted by the number of new stores we open, other capital expenditures and the amount of any discretionary stock repurchases we make. Our cash and cash equivalents balance as of the end of the Third Quarter was $231.2 million in comparison to $362.2 million at the end of the Prior Year Quarter and $392.8 million at the end of fiscal year 2010.

Net cash provided by operating activities of $82.7 million was more than offset by net cash used in investing and financing activities of $70.3 million and $176.6 million, respectively. Net cash provided by operating activities consisted of net income of $184.6 million and favorable non-cash activities of $57.1 million, partially offset by uses of cash related to increases in working capital of $158.9 million. Net cash used in investing activities was primarily driven by $70.2 million in capital expenditures partially offset by proceeds from the sale of property, plant and equipment of $21.3 million, relating to the sale of two corporate office buildings and one warehouse facility. Net cash used in financing activities was principally the result of $204.4 million of common stock repurchases.

Accounts receivable increased by 5.8% to $273.3 million at the end of the Third Quarter compared to $258.4 million at the end of the Prior Year Quarter, primarily due to an increase in wholesale shipments during the Third Quarter versus the Prior Year Quarter. Days sales outstanding for our wholesale segments for the Third Quarter was 49 days in comparison to 57 days in the Prior Year Quarter. Inventory at the end of the Third Quarter was $511.7 million, representing an increase of 31.8% from the Prior Year Quarter inventory balance of $388.3 million. We expect inventory increases to slow over the balance of the fiscal year with projected 2011 fiscal year-end inventory growth in line with sales growth.

In fiscal year 2010, our Board of Directors approved two common stock repurchase programs pursuant to which up to $30 million and $750 million, respectively, could be used to repurchase outstanding shares of our common stock. Both of these repurchase programs are to be conducted pursuant to Rule 10b-18 of the Securities Exchange Act of 1934. The $750 million repurchase program has a termination date of December 2013 and the $30 million repurchase program has no termination date. We repurchased 3.1 million shares under the $750 million repurchase program during fiscal year 2010 at a cost of $179.2 million. During the Year To Date Period, we repurchased 2.3 million shares under the $750 million repurchase program at a cost of $204.4 million of which 0.5 million shares were repurchased during the Third Quarter at cost of $49.1 million. We did not make any repurchases under the $30 million plan during fiscal year 2010 or the Year To Date Period.

At the end of the Third Quarter, we had working capital of $788.1 million compared to working capital of $816.6 million at the end of the Prior Year Quarter. Additionally, at the end of the Third Quarter, we had approximately $10.6 million of outstanding short-term borrowings and $4.3 million in long-term debt.

On December 17, 2010, we and certain of our subsidiaries entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, swingline lender and issuing lender, Wells Fargo Securities, LLC, as sole lead arranger and sole book manager, and Bank of America, N.A., as lender. The Credit Agreement provides for revolving credit loans in the amount of $300 million (the “Revolver”), a swingline loan of $20 million, and letters of credit. We had no outstanding borrowings under the Revolver at the end of the Third Quarter. Amounts outstanding under the Revolver bear interest at our option of (i) the base rate (defined as the higher of (a) the prime rate publicly announced by Wells Fargo, (b) the federal funds rate plus 1.50% and (c) LIBOR plus 1.50%) plus the base rate applicable margin (which varies based upon our consolidated leverage ratio (the “Ratio”) from 0.25% if the Ratio is less than 1.00 to 1.00, to 1.00% if the Ratio is greater than or equal to 2.00 to 1.00) or (ii) the LIBOR rate (defined as the quotient obtained by dividing (a) LIBOR by (b) 1.00 minus the Eurodollar reserve percentage) plus the LIBOR rate applicable margin (which varies based upon the Ratio from 1.25% if the Ratio is less than 1.00 to

1.00 to 2.00% if the Ratio is greater than or equal to 2.00 to 1.00). Amounts outstanding under the swingline loan under the Credit Agreement or upon any drawing under a letter of credit bear interest at the base rate plus the base rate applicable margin. We had $1.0 million of outstanding standby letters of credit at October 1, 2011 that reduced amounts available under the Revolver.

In August 2011, our Japanese subsidiary, Fossil Japan, Inc. (“Fossil Japan”), entered into a 400 million Yen short-term credit facility agreement (the “Facility”) bearing interest at the short-term prime rate (1.475% at the end of the Third Quarter). The Facility expires November 22, 2011. As of October 1, 2011, Fossil Japan had an outstanding balance of 200 million Yen, or $2.6 million.

At the end of the Third Quarter, we had approximately $4.3 million of outstanding long-term borrowings, of which $3.9 million was related to our wholly-owned subsidiary, Fossil Group Europe, Gmbh, in the form of a term note. This note has a variable interest term with an interest rate at the end of the Third Quarter of 2.0% with interest payments due quarterly. This note requires minimum principal payments of 100,000 Swiss Francs each year with no stated maturity and no penalties for early termination.

On April 6, 2011, our Korean subsidiary, Fossil (Korea) Limited (“Fossil Korea”), entered into a new $20 million credit facility agreement (the “Agreement”) with Bank of America, N.A., Seoul Branch. The Agreement bears interest, based on a three month CD rate which is published by the Korea Securities Dealers Association, plus 120 basis points for a one month period or plus 130 basis points for a three month period. As of October 1, 2011, Fossil Korea had an outstanding balance of 9 billion Won, or $7.6 million, at an interest rate of 4.78%.

At October 1, 2011, we were in compliance with all debt covenants related to all of our credit facilities. We believe that cash flows from operations combined with existing cash on hand will be sufficient to fund our working capital needs, common stock repurchases and planned capital expenditures for the next twelve months. We also have access to amounts available under our credit facilities should additional funds be required.

Contractual Obligations

On March 7, 2011, we entered into a lease of office space and real property at 901 S. Central Expressway, Richardson, Texas. The lease structure involves two separate lease agreements. The lease agreements commenced on July 1, 2011 and end on June 30, 2021. We performed the required lease classification tests and assessed the leases as operating leases. The lease agreements included leasehold improvement incentives which are recorded in deferred rent and will be amortized as reductions to lease expense over the lease term. In addition to the lease obligations disclosed in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011, future minimum commitments under these non-cancellable operating leases by fiscal year are as follows (in thousands):

Commitments
2011 (Remaining)	$895
2012	5,371
2013	5,371
2014	5,371
2015	5,689
2016	6,005
Thereafter	27,024

$55,726

Forward-Looking Statements

The statements contained and incorporated by reference in this Quarterly Report on Form 10-Q that are not historical facts, including, but not limited to, statements regarding our expected financial position, results of operations, business and financing plans found in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk,” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. The words “may,” “believes,” “expects,” “plans,” “intends,” “estimates,” “anticipates” and similar expressions identify forward-looking statements. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: the effect of worldwide economic conditions; significant changes in consumer spending patterns or preferences; interruptions or delays in the supply of key components; acts of war or acts of terrorism; changes in foreign currency valuations in relation to the U.S. dollar; lower levels of consumer spending resulting from a general economic downturn or generally reduced shopping activity caused by public safety or consumer confidence concerns; the performance of our products within the prevailing retail environment; customer acceptance of both new designs and newly-introduced product lines; financial difficulties encountered by customers; the effects of vigorous competition in the markets in which we operate; the integration of the organizations and operations of any acquired businesses into our existing organization and operations; the termination or non-renewal of material licenses, foreign operations and manufacturing; changes in the costs of materials, labor and advertising; government regulation; our ability to secure and protect trademarks and other intellectual property rights; and the outcome of current and possible future litigation.

In addition to the factors listed above, our actual results may differ materially due to the other risks and uncertainties discussed in this Quarterly Report on Form 10-Q and the risks and uncertainties set forth in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011 and our Quarterly Reports on Form 10-Q for the quarters ended July 2, 2011 and April 2, 2011. Accordingly, readers of this Quarterly Report on Form 10-Q should consider these facts in evaluating the information and are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a multinational enterprise, we are exposed to market risk from changes in foreign currency exchange rates. Our most significant foreign currency risks relate to the European Euro, and to a lesser extent, the British Pound, the Swiss Franc, the Australian Dollar, Canadian Dollar, Japanese Yen, Korean Won, Mexican Peso, Malaysian Ringgit, Singapore Dollar and Swedish Krona as compared to the U.S. dollar. Due to our vertical nature whereby a significant portion of goods are sourced from our owned facilities, the foreign currency risks relate primarily to the necessary current settlement of intercompany inventory transactions. We employ a variety of operating practices to manage these market risks relative to foreign currency exchange rate changes and, where deemed appropriate, utilize foreign currency forward contracts. These operating practices include, among others, our ability to convert foreign currency into U.S. dollars at spot rates and to maintain U.S. dollar pricing relative to sales of our products to certain distributors located outside the U.S. The use of foreign currency forward contracts allows us to offset exposure to rate fluctuations because the gains or losses incurred on the derivative instruments will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. We use derivative instruments only for risk management purposes and do not use them for speculation or for trading. There were no significant changes in how we managed foreign currency transactional exposure in the Third Quarter, and we do not anticipate any significant changes in such exposures or in the strategies we employ to manage such exposure in the near future.

At the end of the Third Quarter, we had outstanding foreign exchange contracts to sell 126.0 million European Euros for approximately $173.3 million, expiring through March 2013; 15.7 million British Pounds for approximately $25.2 million, expiring through March 2013; 3.2 billion Japanese Yen for approximately $37.8 million, expiring through September 2013; 11.9 million Australian Dollars for approximately $10.5 million, expiring through June 2012; 18.0 million Mexican Pesos for approximately $1.5 million, expiring through January 2012; and 17.5 million Canadian Dollars for approximately $17.6 million, expiring through March 2013. If we were to settle our European Euro, British Pound, Japanese Yen, Australian Dollar, Mexican Peso and Canadian Dollar based contracts at October 1, 2011, the net result would have been a net gain of approximately $2.5 million, net of taxes.

At the end of the Third Quarter, a 10% unfavorable change in the U.S. dollar strengthening against foreign currencies to which we have balance sheet transactional exposures, would have decreased net pre-tax income by $13.9 million. The translation of the balance sheets of our foreign-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. At the end of the Third Quarter, a 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would have reduced consolidated stockholders’ equity by approximately $30.0 million. In our view, these hypothetical losses resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position, results of operations or cash flows.

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

Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective at the reasonable assurance level as of October 1, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the Third Quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

There are no legal proceedings to which we are a party or to which our properties are subject, other than routine litigation incidental to our business, which is not material to our consolidated financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

There were no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011 and the Company’s Form 10-Qs for the quarters ended July 2, 2011 and April 2, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of shares of our common stock during the fiscal quarter ended October 1, 2011:

ISSUER PURCHASES OF EQUITY SECURITIES (1) (2)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that that May Yet Be Purchased Under the Plans
July 3, 2011 - July 30, 2011	141,275	$126.89	141,275	$427,500,339
July 31, 2011 - August 27, 2011	63,309	$95.99	63,309	$421,423,511
August 28, 2011 - October 1, 2011	260,400	$96.30	260,400	$396,347,392

Total	464,984		464,984

(1)	The table includes purchases made during our second quarter of fiscal 2011 and settled in the Third Quarter. The settlement date is generally three trading days following the trade date.
(2)	On August 10, 2010, we announced a common stock repurchase program pursuant to which up to $30 million could be used to repurchase outstanding shares of our common stock. On August 30, 2010, we announced a common stock repurchase program pursuant to which up to $750 million could be used to repurchase outstanding shares of our common stock. The $750 million repurchase program has a termination date in December 2013 and the $30 million repurchase program has no termination date. All repurchases during the Third Quarter were made pursuant to the $750 million plan.

Item 6.	Exhibits

(a)	Exhibits

3.1	Third Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 25, 2010).

3.2	Third Amended and Restated Bylaws of Fossil, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on May 25, 2010).

31.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101(2)	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2011, formatted in XBRL (eXtensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

(1)	Filed herewith.
(2)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOSSIL, INC.

November 10, 2011	/s/ MIKE L. KOVAR
Mike L. Kovar
Executive Vice President, Chief Financial Officer and Treasurer
(Principal financial and accounting officer duly authorized to sign on behalf of Registrant)

EXHIBIT INDEX

Exhibit Number	Document Description

3.1	Third Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 25, 2010).

3.2	Third Amended and Restated Bylaws of Fossil, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on May 25, 2010).

31.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101(2)	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2011, formatted in XBRL (eXtensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

(1)	Filed herewith.
(2)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.