Form 10-K
period 2011-12-31
FOSSIL INC
filed 2012-02-29
CIK 883569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 0-19848

FOSSIL, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2018505
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

901 S. Central Expressway Richardson, Texas	75080
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 234-2525

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of Common Stock, $0.01 par value per share (the “Common Stock”), held by non-affiliates of the registrant, based on the last sale price of the Common Stock as reported by the NASDAQ Global Select Market on July 1, 2011, was $5,592,991,813. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of February 23, 2012, 61,788,744 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be furnished to shareholders in connection with its 2012 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

FOSSIL, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

In this Form 10-K, references to “we,” “our,” and the “Company” refer to Fossil, Inc. and its subsidiaries on a consolidated basis.

PART I

Item 1. Business

General

We are a global design, marketing and distribution company that specializes in consumer fashion accessories. Our principal offerings include an extensive line of men’s and women’s fashion watches and jewelry, handbags, small leather goods, belts, sunglasses, shoes, soft accessories and clothing. In the watch and jewelry product categories, we have a diverse portfolio of globally recognized owned and licensed brand names under which our products are marketed. Our products are distributed globally through various distribution channels, including wholesale in countries where we have a physical presence, direct to the consumer through our retail stores and commercial websites and through third-party distributors in countries where we do not maintain a physical presence. Our products are offered at varying price points to meet the needs of our customers, whether they are value-conscious or luxury oriented. Based on our extensive range of accessory products, brands, distribution channels and price points, we are able to target style-conscious consumers across a wide age spectrum on a global basis.

Domestically, we sell our products through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, Company-owned retail and factory outlet stores, mass market stores, owned and affiliate internet sites and through our FOSSIL® catalogs. Our broad-based wholesale customer base includes retailers such as Neiman Marcus, Nordstrom, Saks Fifth Avenue, Macy’s, Dillard’s, JCPenney, Kohl’s, Sears, Wal-Mart and Target. In the United States (“U.S.”), our network of Company-owned stores included 123 retail stores located in premier retail sites and 74 outlet stores located in major outlet malls as of December 31, 2011. In addition, we offer an extensive collection of our FOSSIL brand products through our catalogs and at www.fossil.com, as well as proprietary and licensed watch and jewelry brands through other managed and affiliate websites.

Internationally, our products are sold to department stores, specialty retail locations, and specialty watch and jewelry stores in over 120 countries worldwide through 22 Company-owned foreign sales subsidiaries and through a network of over 60 independent distributors. Our products are distributed in Africa, Asia, Australia, Europe, Central and South America, Canada, the Caribbean, Mexico, and the Middle East. Our products are offered on airlines and cruise ships and in international Company-owned retail stores, which included 156 accessory retail stores, 11 multi-brand stores, 4 clothing stores and 30 outlet stores in select international markets as of December 31, 2011. Our products are also sold through licensed and franchised FOSSIL retail stores, retail concessions operated by us and kiosks in certain international markets, as well as our websites in certain countries.

We are a Delaware corporation formed in 1991 and are the successor to a Texas corporation formed in 1984. In 1993, we completed an initial public offering of 13,972,500 shares of our common stock. Domestically, we conduct a majority of our operations through Fossil Partners, L.P., a Texas limited partnership formed in 1994 of which we are the sole general partner. We also conduct operations domestically and in certain international markets through various owned subsidiaries. Our principal executive offices are located at 901 S. Central Expressway, Richardson, Texas 75080, and our telephone number at that address is (972) 234-2525. Our European headquarters is located in Basel, Switzerland, and our Far East headquarters is located in Hong Kong. Our common stock is traded on the NASDAQ Global Select Market under the trading symbol FOSL. We make available free of charge through our website at www.fossil.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports. You may also obtain any materials we file with, or furnish to, the U.S. Securities and Exchange Commission (the “SEC”) on its website at www.sec.gov.

Business segments

Our operations and financial reporting are primarily divided into four distinct segments: (i) the North America wholesale segment; (ii) the Europe wholesale segment; (iii) the Asia Pacific wholesale segment; and (iv) the Direct to consumer segment, which includes our Company-owned retail stores, our catalogs and e-commerce activities. Within the wholesale segments of our business, we generally sell to retailers in those countries in which we have a physical presence as well as to third-party distributors in countries where we do not have a physical presence. Except to the extent that differences between operating segments are material to an understanding of our business taken as a whole, the description of our business in this report is presented on a consolidated basis. Corporate expenses include certain administrative, legal, accounting, technology support costs, equity compensation costs, payroll costs attributable to executive management and amounts related to intercompany eliminations that are not allocated to the various segments. For financial information about our operating segments and geographic areas, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Part II, Item 7 and Note 17-Major Customer, Segment and Geographic Information to our Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Business strengths

We believe that we have several business strengths which allow us to differentiate ourselves and achieve our key operating and financial goals. These business strengths include:

Brand strength. We believe a brand’s image, individuality, consistency and connection with its customers is paramount in building and sustaining the brand. We believe that our FOSSIL brand name is recognized on a global basis as a vintage-inspired aspirational lifestyle brand with a focus on fashion accessories. The FOSSIL brand has developed from its origin as a watch brand to encompass other accessory categories, including handbags, belts, small leather goods, jewelry, soft accessories, sunglasses, clothing and shoes. We believe the FOSSIL brand is one of our most valuable assets, serves as a foundational piece of our business and remains very marketable across product lines, geographic areas and distribution channels. Since our inception in 1984, we have continued to develop, acquire or license other nationally or internationally recognized brand names, such as ADIDAS®, ARMANI EXCHANGE®, BURBERRY®, DIESEL®, DKNY®, EMPORIO ARMANI®, MARC® BY MARC JACOBS™, MICHELE®, MICHAEL KORS®, RELIC® and ZODIAC®, in order to appeal to a wide range of consumers. Our industry is highly competitive and subject to changing preferences in style, taste and price points. The success of our business model depends upon offering a wide range of branded products that appeal to the various tastes and fashion preferences of our customers. We must also maintain the relevance of these products by continually anticipating customer needs and desires as they relate to both the brands and categories of product we offer. We have teams of designers and product specialists assigned to each of our brands. The objectives of these designers and brand specialists are to immerse themselves in their assigned brand and product area, identify their customers’ preferences, interpret global fashion trends and develop style-right offerings to generate volume purchasing. By owning the vast majority of our global distribution, we are also able to create and execute consistent pricing strategies and brand image presentations that protect and enhance our proprietary brands and those of our licensors.

Licensing strength. Since 1997, we have attracted highly recognized and respected brand names to license within our watch and jewelry portfolios. We believe we attract such quality brands due to our ability to provide them with access to our global design, production, distribution and marketing infrastructure. As a result of our vertical integration, we, unlike many of our competitors, can offer an integrated solution to launch or increase an accessory category presence on a worldwide basis in a consistent, timely and focused manner. All of our major licensing relationships are exclusive to us and the licensors, which substantially minimizes risks to the licensor associated with dealing with multiple licensees in different geographic regions. Additionally, in order to develop a broader relationship and maintain brand consistency across the accessory categories, we have broadened our infrastructure, allowing us to expand our licensing activities to products beyond the watch category, including our DIESEL, DKNY, EMPORIO ARMANI and MICHAEL KORS jewelry product lines.

Breadth of brands and retail price points. Through the multiple brands we distribute, we have developed a broad spectrum of retail price points. Within our watch collections, retail price points vary from approximately $7 in the mass market channel up to retail price points of $2,395 in the luxury distribution channel, although the majority of our collections focus on price points ranging from $85 to $600. The breadth of our brands allows us to anchor a brand to a given price point range and distribution channel, thereby maintaining a consistent brand image while focusing on the quality/value relationship important to the customer and not diluting the brand through overlapping distribution channels. The breadth of price points allows us to cater to various age and income groups while continuing to participate in sales consistently, regardless of a shift in income or the price/value preferences of our customers.

International penetration. Since our initial public offering in 1993, we have continued to extend our reach beyond the U.S. by forming and acquiring internationally-based subsidiaries, licensing and developing internationally recognized brands and investing in the growth of our business within many major countries of the world. For fiscal years 2011, 2010, and 2009, 54.5%, 52.9% and 59.8% of our wholesale net sales and 51.1%, 49.3% and 53.9% of our consolidated net sales were generated outside of the U.S., respectively.

Breadth of distribution channels. Our products are sold through multiple distribution channels including department stores, specialty retail stores, specialty watch and jewelry stores, mass market stores, cruise ships, airlines, Company-owned retail stores, licensed and franchised FOSSIL stores, retail concessions operated by us, business to business, e-commerce sites and our catalogs. As we expand our presence in existing distribution channels and add new distribution channels, as well as develop new product lines and expand our geographic reach, our revenues have become less dependent on any one product, brand, distribution channel or geographic region. Our Company-owned retail stores, websites and catalog venues allow us to enhance the related brand image by offering a targeted message to the customer, showcasing the array of product availability, influencing the merchandising and presentation of the products and testing new product introductions.

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

International sourcing. The vast majority of our products are sourced internationally. Most watch product sourcing from Asia is coordinated through our Hong Kong subsidiary, Fossil (East) Limited (“Fossil East”), which we acquired in 1993. During 2011, more than 60% of our non-Swiss made watch production was assembled through wholly or majority owned factories. This vertical integration of our business allows for better flow of communication, consistent quality, product design protection and improved supply chain speed, while still allowing us to utilize non-owned production facilities for their unique capabilities and to cover production needs over internal capacities. Establishing our watch assembly facilities near the component manufacturers also allows us to operate a more efficient supply chain. We have also been successful in leveraging our jewelry production needs through our watch assembly factory infrastructure. Our other accessory, clothing and shoes products are purchased from third-party manufacturers with whom we have long-standing relationships and, in the case of our leathers business, we typically represent a meaningful portion of their businesses.

Operating cash flow. Our business model has historically generated strong operating cash flows, including $251.3 million in fiscal year 2011, and $726.4 million and $967.4 million over the past three fiscal years and five fiscal years, respectively. This strong cash flow has allowed us to operate at low debt levels while funding capital expenditures, Company-owned retail store growth, product line expansions and common stock repurchase programs.

Information systems. Operating and managing a global company requires sophisticated and reliable management information systems to assist in the planning, order processing, production and distribution functions and accounting of each relevant business. In 2003, we implemented an SAP Enterprise Resource Planning system (“ERP”) in the U.S. and have rolled this system out to our larger international subsidiaries. For many of our subsidiaries, which do not currently demand the complexity of the SAP solution, we have implemented Microsoft’s Dynamics Navision Enterprise Resource Planning System (“Navision”). Additionally, in 2009 we upgraded our e-commerce platform to an IBM mainframe system and have continued to invest in our e-commerce infrastructure, which will allow us to leverage the success of our U.S.-based web business across many of the countries where we currently distribute products. We have also implemented SAP’s Retail Merchandise Planning and an SAP point-of-sale system to improve our ability to manage our growing Company-owned retail stores globally. In addition, we implemented a Customer Relationship Management (“CRM”) system that allows us to significantly increase our ability to communicate with our customers and increase the efficiency of our marketing activities. We believe these systems allow us to gain better insight into our businesses in real-time on a global basis, assist us in meeting the needs of our customers in a professional and timely manner and provide a scalable infrastructure to accommodate further growth. Our company’s products are principally distributed from three primary warehouses, one located in Texas near our headquarters, one located in southern Germany and the other located in Hong Kong. Our facilities in Texas and Germany utilize sophisticated automated material handling equipment and software designed to improve accuracy, speed and quality in our warehousing operations.

Growth strategy

In order to expand our global market share in a profitable manner, we continually establish and implement business initiatives that we believe will build brand equity, increase revenues and improve profitability. Our key operating and financial goals are as follows:

Extend product categories of existing brands. We frequently introduce new accessory product categories within our existing proprietary and licensed brands to further leverage our branded portfolio. For example, we introduced jewelry collections under the DIESEL, DKNY, EMPORIO ARMANI, FOSSIL and MICHAEL KORS brands after first establishing a market for the brands in watches. Additionally, we have leveraged the FOSSIL brand name with the introduction of soft accessories such as hats, gloves and scarves in 2007, men’s shoes in late 2008 and women’s shoes in 2009.

Introduce new brands. We have introduced new brands through the development or acquisition of proprietary brands and licensing agreements related to recognizable global fashion brands to attract a wide range of consumers with differing tastes and lifestyles. For example, our current portfolio of proprietary and licensed watch brands allows us to compete for market share from the luxury branded market to the mass market level. In 2011, we announced an exclusive global licensing agreement with Karl Lagerfeld for watches, which are expected to launch worldwide in the first quarter of 2013. In January 2012, we also announced that we had entered into a purchase agreement to acquire Skagen Designs, Ltd. (“Skagen Designs”) and certain international subsidiaries. Skagen Designs is an international company offering contemporary Danish design accessories including watches, jewelry, sunglasses and clocks in 75 global markets and in company-owned and operated retail stores in the U.S., Denmark, Germany, U.K. and Hong Kong. The acquisition has cleared regulatory requirements in the U.S. and Germany, and U.K. regulatory approval is still pending. We anticipate receiving U.K. regulatory approval by the end of March 2012.

Expand international business. Since 1993, international expansion has been a key driver in our long-term growth strategy. We have continued to increase our penetration of the international market by building brand name recognition, broadening the selection of merchandise through existing distribution channels by introducing new products or brands, extending product categories under our existing portfolio of brands, purchasing former distributors to gain increased control over international businesses, establishing owned, franchised or licensed retail stores, expanding into retail concessions operated by us and entering new geographic markets through owned subsidiary or third-party distributor relationships. For example, in 2007, we formed distribution subsidiaries in India and South Korea, replacing former distribution partners that serviced those markets for us previously.

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

Expand retail locations. Historically, we have expanded our Company-owned retail and outlet locations each year. Distribution through our Company-owned retail stores has allowed us to raise awareness of the FOSSIL brand and showcase a broad assortment of FOSSIL branded products in a warm and inviting atmosphere. Our FOSSIL retail stores, combined with our FOSSIL branded catalogs and website, have continued to build brand equity, present a consistent brand image, influence the merchandising and presentation of our products at other retailers and have allowed us to test new product categories and designs. With the level of awareness we have achieved for the FOSSIL brand worldwide and the expansion of product categories offered under the brand, we have been able to accelerate our FOSSIL retail store growth. Of the 398 Company-owned retail stores open as of December 31, 2011, 373 of these stores are FOSSIL branded stores. We also sell certain of our proprietary and licensed watch products, as well as upscale watch brands of other companies, such as Citizen and Swiss Army, at our Company-owned Watch Station International full price retail and outlet stores. As of December 31, 2011, we operated 18 Watch Station International stores. We plan to open approximately 70 to 75 additional stores in 2012, depending upon available retail locations and lease terms that meet our requirements, the majority of which will be our FOSSIL full-price accessory and outlet concept. During fiscal 2012, we also expect to close approximately 18 stores.

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

Actively manage retail sales. We manage the retail sales process with some of our wholesale customers by monitoring consumer purchases and retail inventory levels by product category and style, primarily through electronic data interchange, and by assisting some of our wholesale customers in the conception, development and implementation of their marketing programs. Through our merchandising unit, we work with some retailers to ensure that our products are properly stocked and displayed in accordance with our visual standards. As a result, we believe we enjoy close relationships with some of our principal wholesale customers, often allowing us to influence the mix, quantity and timing of their purchasing decisions.

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

Industry overview

Watch products

We believe that the current market for watches generally can be divided into four segments. One segment of the market consists of fine watches characterized by internationally known brand names such as Audemars Piguet, Cartier, Omega, Patek Philippe, Piaget and Rolex. Watches offered in this segment are usually made of precious metals or stainless steel and may be set with precious gems. These watches are almost exclusively manufactured in Switzerland and are sold by trade jewelers and in the fine jewelry departments of better department stores and other purveyors of luxury goods at retail prices ranging from $4,000 to in excess of $20,000. A portion of our MICHELE line competes in this market. A second segment of the market consists of fine premium branded and designer watches produced in Switzerland and the Far East such as Gucci, Movado, Raymond Weil, Seiko, Tag Heuer and Tissot. These watches are sold at retail prices generally ranging from $495 to $4,000. Our BURBERRY, EMPORIO ARMANI, MICHELE and ZODIAC lines generally compete in this market segment. A third segment of the market consists of watches sold by mass marketers, which typically consist of digital and analog watches manufactured in the Far East. Well-known brands in this segment include Armitron, Casio and Timex. Retail prices in this segment range from $7 to $60. We compete in this segment through the design and production of private label watch products for Wal-Mart and Target.

The fourth segment of the market consists of moderately priced watches characterized by contemporary fashion and well known fashion brand names. Moderately priced watches are typically produced in Japan, China or Hong Kong and are sold by department stores and specialty stores at retail prices ranging from $65 to $595. This market segment is targeted by us with our FOSSIL and RELIC lines and by our principal competitors, including the companies that market watches under the Anne Klein II, Guess?, Kenneth Cole and Swatch brand names, whose products attempt to reflect emerging fashion trends in accessories and clothing. Our ARMANI EXCHANGE, DKNY, DIESEL, MARC BY MARC JACOBS and MICHAEL KORS lines generally compete in this segment as well. We compete in the sports specialty area of this segment with our ADIDAS line of women’s and men’s sport timepieces. We believe that a number of consumers regard branded fashion watches, not only as time pieces, but also as fashion accessories, and that has historically resulted in consumers owning multiple watches that may differ significantly in terms of style, features and cost.

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

Fashion accessories

In addition to watches, the fashion accessories market also includes an array of products such as small leather goods, handbags, belts, eyewear, neckwear, underwear, lounge wear, jewelry, gloves, hats, hosiery and socks. We believe that a number of consumers view accessories as fashion statements, and as a result, purchase brand name, quality items that complement other fashion items. These fashion accessory products are generally marketed through mass merchandisers, department stores and specialty shops, depending upon price and quality. Higher price point items include products offered by such fashion names as Louis Vuitton and Prada.

Moderately priced fashion accessories are typically marketed in department stores and are characterized by contemporary fashion and well-known brand names at reasonable price points, such as our FOSSIL and RELIC brands. We currently offer small leather goods, handbags, belts, eyewear and soft accessories for both men and women through department stores and specialty retailers in the moderate to upper-moderate price ranges. Our competitors in this market include companies such as Coach, Guess?, Nine West, Kenneth Cole and Liz Claiborne. In addition, we currently offer fashion jewelry sold under the DIESEL, DKNY, EMPORIO ARMANI, FOSSIL, and MICHAEL KORS brands.

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

Shoes

In late 2008, we launched our line of FOSSIL men’s shoes through our FOSSIL website. In the spring of 2009, we launched the men’s line into a select number of department store doors in the U.S. and Germany. In the fall of 2009, we launched our women’s shoe line in select department stores, specialty stores, Company-owned retail stores and www.fossil.com. We currently offer a select assortment of each line through certain Company-owned retail stores, select third-party retailers and www.fossil.com. Our shoe line consists of modern details and vintage inspiration crafted from full grain leather, nubuck and suede. The shoe line includes sport sneakers, authentic casuals and dress classics with a modern touch for men and fashionable flats, heels, wedges and boots for women. The competitors for our men’s shoe line include Cole Haan, Johnston & Murphy, Lacoste and Kenneth Cole. The competitors for our women’s shoe line include Frye, Coach and Lucky Brand.

Our products

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

	Fiscal Year
	2011		2010		2009
	Dollars	% Growth	Dollars	% Growth	Dollars
Net sales
Wholesale
Proprietary	$844.5	13.7%	$742.7	18.9%	$624.5
Licensed	1,043.3	43.0	729.8	54.7	471.9
Other	72.1	(3.7)	74.9	(0.9)	75.6

	1,959.9	26.7	1,547.4	32.0	1,172.0
Direct to consumer
Proprietary	494.7	23.1	402.0	27.9	314.3
Licensed	103.4	48.4	69.7	38.0	50.5
Other	9.3	(19.8)	11.6	2.7	11.3

	607.4	25.7	483.3	28.5	376.1
Total
Proprietary	1,339.2	17.0	1,144.7	21.9	938.8
Licensed	1,146.7	43.4	799.5	53.0	522.4
Other	81.4	(5.9)	86.5	(0.5)	86.9

	$2,567.3	26.4%	$2,030.7	31.2%	$1,548.1

Watch products

We offer an extensive line of branded lifestyle watches under our proprietary brands and, pursuant to license agreements, under some of the most prestigious brands in the world. Sales of watches for fiscal years 2011, 2010 and 2009 accounted for approximately 71.8%, 69.9% and 66.0%, respectively, of our consolidated net sales.

Proprietary brands. The following table sets forth information about some of our proprietary brand watches:

Brand	Suggested Retail Price Point Range	Primary Distribution Channels
FOSSIL	$75 - 235	U.S. department stores (Macy’s, Dillard’s, Belk, Nordstrom, and BonTon), U.S. specialty retailers (The Buckle), better European department stores (Debenhams, El Corte Ingles, Galeries Lafayette, Harrod’s, House of Fraser, Karstadt and Printemps), better European specialty stores (Christ, Earnest Jones, Goldsmith and H. Samuel), Canadian department stores (Hudson Bay and Sears), Australian department stores (Grace Brothers and Myers), independently-owned watch and jewelry stores worldwide, www.fossil.com, www.watchstation.com, our catalog and FOSSIL stores worldwide

MICHELE	$295 - 2,395	U.S. department stores (Neiman Marcus, Saks Fifth Avenue, Bloomingdales and Nordstrom), watch specialty stores, jewelry stores, www.michele.com and www.watchstation.com

RELIC	$55 - 145	U.S. department stores (JCPenney, Kohl’s and Sears) and www.relicbrand.com

ZODIAC	$495 - 975	Watch specialty jewelry stores worldwide, www.watchstation.com and www.zodiacwatches.com

Licensed brands. We have entered into multi-year, worldwide exclusive license agreements for the manufacture, distribution and sale of watches bearing the brand names of certain globally recognized fashion companies. The following table sets forth information with respect to certain of our licensed watch products:

Brand	Suggested Retail Price Point Range	Expiration Date	Primary Distribution Channels
ADIDAS	$30 - 150	12/31/2017	Department stores, major sports stores, specialty retailers, jewelry stores, Adidas stores worldwide and www.watchstation.com

ARMANI EXCHANGE	$100 - 240	12/31/2013	Department stores, specialty retailers, duty free stores worldwide, Armani Exchange boutiques worldwide, www.armaniexchange.com and www.watchstation.com

BURBERRY	$325 - 995	12/31/2013	Department stores, specialty retailers, duty free stores worldwide and Burberry boutiques worldwide

DIESEL	$100 - 350	12/31/2015	Department stores, specialty retailers, Diesel boutiques worldwide, www.dieseltimeframes.com and www.watchstation.com

DKNY	$75 - 275	12/31/2014	Department stores, jewelry stores, specialty retailers, DKNY boutiques worldwide and www.watchstation.com

EMPORIO ARMANI	$195 - 695	12/31/2013	Department stores, specialty retailers, major jewelry and watch stores, Emporio Armani boutiques worldwide, duty free stores worldwide, www.emporioarmani.com and www.watchstation.com

MARC BY MARC JACOBS	$125 - 450	12/31/2015	Department stores, specialty retailers, Marc by Marc Jacobs boutiques worldwide and www.watchstation.com

MICHAEL KORS	$120 - 595	12/31/2015	Department stores, specialty retailers, jewelry stores, duty free stores worldwide, Michael Kors boutiques nationwide and www.watchstation.com

The continuation of our significant license agreements is important to the growth of our watch business. Sales of our licensed watch products amounted to 44.7% of our consolidated net sales for fiscal year 2011, with certain individual licensed brands accounting for a significant portion of our revenues. In fiscal year 2011, we announced an exclusive global licensing agreement with Karl Lagerfeld for watches, which are expected to launch worldwide in the first quarter of 2013.

Private label and other. We design, market and arrange for the manufacture of watches and accessories on behalf of certain mass market retailers, various companies and other organizations as private label products or as premium and incentive items for use in various corporate events. Under these arrangements, we perform design and product development functions, as well as act as a sourcing agent for our customers by contracting for and managing the manufacturing process, purchasing and inspecting the finished product and arranging for shipment. Participation in the private label and premium businesses provides us with certain advantages, including increased assembly volume, which may reduce the costs of assembling our other products, and the strengthening of business relationships with our manufacturing sources.

Fashion accessories

In order to leverage our design and marketing expertise and our close relationships with our principal retail customers, primarily in the U.S. and Europe, we have developed a line of fashion accessories for both men and women, including handbags, belts, small leather goods, jewelry and sunglasses. We also offer a line of soft accessories including hats, gloves and scarves under the FOSSIL brand. Our handbags are made of a variety of fine leathers and other materials that emphasize classic styles and incorporate a variety of creative designs. Our small leather goods are typically made of fine leathers or other man-made materials and include items such as mini-bags, coin purses, cosmetic bags and wallets. Our jewelry lines include earrings, necklaces, rings and bracelets marketed under the EMPORIO ARMANI, DIESEL, DKNY, FOSSIL and MICHAEL KORS brands and typically include materials such as base metals, stainless steel, semi-precious stones, 18K gold or sterling silver with natural and synthetic materials. Our sunglass line features optical quality lenses in both plastic and metal frames, with classic and fashion styling. Our soft accessories are made of a variety of blends consisting of natural yarns such as cotton, wool, angora and alpaca, as well as man-made blends including acrylic, viscose and nylon. We currently sell our fashion accessories through a number of our existing major department store and specialty retail store customers, as well as our Company-owned retail stores, www.fossil.com, other internationally-owned e-commerce sites and through our catalog operations. In the U.S. and certain international markets, we generally market our fashion accessory lines through the same distribution channels as our watches using similar in-store presentations, graphics and packaging. These fashion accessories are typically sold in locations adjacent to watch departments, which may lead to purchases by persons who are familiar with our watch brands. Sales of our accessory lines for fiscal years 2011, 2010 and 2009 accounted for approximately 26.0%, 27.4% and 31.1%, respectively, of our consolidated net sales.

The following table sets forth information about our fashion accessories:

Brand	Accessory Category	Suggested Retail Price Point Range	Primary Distribution Channel
FOSSIL	Handbags Small Leather Goods Belts Gifts Eyewear Soft Accessories Shoes Jewelry	$88 - 318 $25 - 120 $24 - 48 $24 - 158 $50 - 90 $32 - 55 $59 - 328 $24 - 199	U.S. department stores (Dillard’s, Macy’s, Nordstrom, Belk and BonTon), specialty retailers (the Buckle), European department stores (Karstadt, El Corte Ingles, Galeries Lafayette, Christ, Debenhams and House of Fraser), Company-owned stores, our catalogs and www.fossil.com

EMPORIO ARMANI	Jewelry	$75 - 450	Department stores, specialty retailers, major jewelry stores, Emporio Armani boutiques worldwide, duty free stores worldwide and www.emporioarmani.com

DIESEL	Jewelry	$70 - 150	Department stores, domestic and international specialty retailers and Diesel retail stores worldwide

DKNY	Jewelry	$30 - 200	International department stores, specialty retailers, jewelry stores and DKNY boutiques

RELIC	Sunglasses Handbags Small Leather Goods Belts	$30 $35 - 118 $28 - 38 $18 - 35	U.S. department stores (JCPenney, Kohl’s and Sears) and www.relicbrand.com

MICHAEL KORS	Jewelry	$45 - 595	Department stores, specialty retailers, jewelry stores, duty free stores worldwide and Michael Kors boutiques nationwide

Clothing

The FOSSIL clothing collection is designed for both men and women and includes jeans, outerwear, fashion tops and bottoms and tee shirts. The products’ unique vintage-inspired style, packaging and graphics capture the energy and spirit of the FOSSIL brand. As of December 31, 2011, the FOSSIL clothing collection was offered through 36 Company-owned stores located in leading malls and retail locations in the U.S and internationally. The line is also available at www.fossil.com and through our catalogs. Sales for our clothing collection for fiscal years 2011, 2010 and 2009 accounted for approximately 0.6%, 0.8% and 1.0%, respectively, of our consolidated net sales.

Shoes

In late 2008, we launched a men’s shoe line, followed by a launch of a women’s line in 2009. The shoe line includes sport court sneakers, authentic casuals, dress classics and boots with a modern touch for men and fashionable flats, heels, wedges, and boots for women. Sales for our shoe line for fiscal years 2011, 2010, and 2009 accounted for approximately 0.4%, 0.5%, and 0.3%, respectively, of our consolidated net sales.

Licensed eyewear

We are party to a license agreement with the Safilo Group for the manufacture, marketing and sale of optical frames under the FOSSIL and RELIC brands in the U.S. and Canada. The license agreement provides for royalties to be paid to us based on a percentage of net sales and includes certain guaranteed minimum royalties.

Design and development

We believe one of our key strengths is our internal creative team. Our watch, accessory and clothing products are created and developed by our in-house design staff primarily located in the U.S., Germany, Hong Kong and Switzerland. When developing products under our various licensed brands, we often coordinate our efforts with our licensors’ design teams to provide for a more fluid design approval process and to fully incorporate the image of the respective brand into the product. Product design ideas are drawn from various sources and are reviewed and modified by our design staff to ensure consistency with our existing product offerings and the themes and images associated with our brands. Senior management is actively involved in the design process.

In order to respond effectively to changing consumer preferences, we attempt to stay abreast of emerging lifestyle and fashion trends affecting accessories and clothing. In addition, we attempt to take advantage of the constant flow of information from our customers and our retail stores and e-commerce sites regarding the retail performance of our products. We review weekly sales reports provided by a substantial number of our customers, as well as daily sales reports generated from our Company-owned retail stores and e-commerce sites, containing information with respect to sales and inventories by product category and style. Once a trend in the retail performance of a product category or style has been identified, our design and marketing staffs review their product design decisions to ensure that key features of successful products are incorporated into future designs. Other factors having an influence on the design process include the availability of components, the capabilities of the factories that will manufacture the products for us and the anticipated retail prices and profit margins for the products. Our creative teams have access to our Company’s product design archives and are regularly updated on all the various new components, hardware and materials that become available. Over the last few years, our focus has been on transforming our approach in design and development from an assortment-rich offering to an iconic platform presentation. This has enhanced our ability to develop and share compelling stories within the platforms through a narrower range of product offerings, thereby reducing inventory risk and improving lead times. We initially developed this approach in our watch business, and we are now in the early stages of applying a similar approach to our leather and jewelry businesses.

We differentiate our products from those of our competitors principally by incorporating into our product designs innovations in fashion details, including variations in the materials and treatments used for dials, crystals, cases, straps and bracelets for our watches, and details and treatments in our other accessories. We also incorporate certain proprietary technology or integrate our suppliers’ technologies in certain of our watch products. In some instances, we believe that such innovations have allowed us to achieve significant improvements in consumer acceptance of our product offerings. We believe that the substantial experience of our design staff will assist us in maintaining our current leadership position in the watch and handbag categories and in expanding the scope of our product offerings.

Marketing and promotion

Our marketing strategy for each of our proprietary brands is to deliver a coordinated and consistent brand image to the consumer regardless of where the consumer comes into contact with the brand. This permeates from point of sale merchandise displays, print and media advertising, our websites, our catalogs, retail stores, and the product packaging to the product itself. We identify our advertising themes and coordinate our packaging, advertising and point of sale material around these themes. These themes are carefully coordinated in order to convey modern vintage styling and the aspirational viewpoint that we associate with our products. Our vintage-inspired tin packaging concept for many of our watch products and certain of our accessories is an example of these marketing themes. While our marketing themes typically change each year, the core image of the brand is designed to endure, only changing slightly to keep it fresh and relevant to our targeted consumer. For our licensed brands, we incorporate many of the same concepts but derive the themes generally from the licensors.

We participate in cooperative advertising programs with our major retail customers, whereby we share the cost of certain of their advertising and promotional expenses. An important aspect of the marketing process involves the use of in-store visual support and other merchandising materials, including packages, signs, posters and fixtures. Through the use of these materials, we attempt to differentiate the space used to sell our products from other areas of our customers’ stores. We also promote the use of our shop-in-shop concept for watches, jewelry, handbags, small leather goods and watch and jewelry concessions, primarily in Asia and Europe. Our shop-in-shop concept involves the use of dedicated space within a customer’s store to create a brand “shop” featuring our products and visual displays. The concessions we run allow us to essentially operate all or a portion of the watch and jewelry department within our customers’ stores, thereby permitting us to control merchandising, inventory levels, build-out and branding decisions and, more importantly, the interaction with the end consumer. We also provide our customers with a large number of preprinted customized advertising inserts and from time to time stage promotional events designed to focus public attention on our products.

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

We advertise, market and promote our products to consumers through a variety of media, including catalog inserts, billboards, print media, television, cinema and the Internet. We also distribute FOSSIL catalogs in the U.S. and certain international markets, which are produced by our in-house staff and feature selected FOSSIL branded products. The timing of these catalogs is generally coordinated with seasonal shopping periods and generally peak during the holiday season. The scope of the distribution of these catalogs is determined by our management based on consumer response. During 2011, we implemented a new CRM database to analyze the productivity of our marketing activities, including catalog mailings and Internet based search advertising, in an effort to optimize our spending in this area. As a result of this analysis, we reduced the number of our global catalog circulation in 2011, while still generating higher incremental sales and profitability in our Direct to consumer segment. We believe our catalogs are a cost-effective way of enhancing the FOSSIL brand and driving sales to our retail stores, e-commerce sites and wholesale customers.

Sales and customers

General. Domestically, we sell our products in retail locations in the U.S. through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores and mass market stores. For our FOSSIL, MICHELE and licensed branded products, our primary department store customers include Neiman Marcus, Belk, Saks Fifth Avenue, Bloomingdales, Nordstrom, Macy’s, Dillard’s and BonTon. For our RELIC brand, our primary customers include JCPenney, Kohl’s and Sears. Many of our licensed branded products are also sold through each respective licensor’s boutique stores and websites. We maintain sales offices in several major cities across the U.S. staffed with sales associates to assist in managing our department and specialty store accounts and employ a nationwide staff of merchandise coordinators who work with the stores to ensure that our products are displayed appropriately. We also sell certain of our FOSSIL branded products at Company-owned FOSSIL retail stores and outlet stores located throughout the U.S., retail locations in major airports, on cruise ships and through our catalogs and website at www.fossil.com. In addition, we sell certain of our proprietary and licensed watch products, as well as upscale watch brands of other companies, such as Citizen and Swiss Army, at our Company-owned Watch Station International retail stores in the U.S. and through our website at www.watchstation.com.

Our foreign operations include a presence in Africa, Asia, Australia, Europe, Central and South America, Canada, the Caribbean, Mexico and the Middle East. We maintain subsidiary offices in Australia, Austria, Canada, China, France, Germany, Hong Kong, India, Italy, Japan, Malaysia, Mexico, the Netherlands, New Zealand, Norway, Singapore, South Korea, Spain, Sweden, Switzerland, Taiwan and the United Kingdom. Our European headquarters is located in Basel, Switzerland, and our Far East headquarters is located in Hong Kong. Internationally, our products are sold to department stores and specialty retail stores in over 120 countries worldwide through 22 Company-owned foreign subsidiaries, a network of over 60 independent distributors,

Company-owned retail stores and websites and licensed or franchised FOSSIL retail stores, retail concessions operated by us and kiosks. Foreign distributors generally purchase products from us at uniform prices established by us for all international sales and resell them to department stores and specialty retail stores. We generally receive payment from our foreign distributors in U.S. currency. We generally do not have long-term contracts with any of our retail customers. All transactions between us and our retail customers are conducted on the basis of purchase orders, which generally require payment of amounts due to us on a net 30 day basis for most of our U.S.-based customers and up to 120 days for certain international customers. No customer accounted for 10% or more of our consolidated net sales in fiscal years 2011, 2010 or 2009.

U.S. wholesale sales. For fiscal years 2011, 2010 and 2009, U.S. wholesale sales accounted for approximately 34.7%, 35.9% and 30.4% of our consolidated net sales, respectively. In addition, in the same fiscal year periods, the aggregate sales to our 10 largest customers in the U.S. channel represented approximately 21.1%, 23.5% and 22.0% of consolidated net sales, respectively.

International wholesale sales. During the fiscal years 2011, 2010 and 2009, international wholesale sales, including sales to third-party distributors, accounted for approximately 41.6%, 40.3% and 45.3% of consolidated net sales, respectively.

Company-owned stores. Our various retail store formats focus on creating emotional connections with our customer through an intense branding experience and personalized customer service. We strive to provide an inviting and welcoming environment for our customers that enhance our brand image and seek brand loyalty by continually delivering innovative vintage-inspired products that meet our customers’ tastes.

FOSSIL accessory stores

In 1996, we commenced operations of full price FOSSIL accessory retail stores (“Accessory Stores”) in the U.S. in order to broaden the recognition of the FOSSIL brand name. Accessory Stores carry a full assortment of FOSSIL watches and other accessories that are generally sold at the suggested retail price. We believe our Accessory Stores present a key growth strategy for us on a worldwide basis. As of December 31, 2011, 156 of our 245 Accessory Stores were located outside of the U.S., mainly in Europe and Asia. At the end of fiscal 2011, the average size of our Accessory Stores was 1,378 square feet, but each store can vary in size based on its geographic location. For example, our international-based stores are generally smaller in square footage than our U.S.-based stores due to smaller retail store configurations available in the international market. The table below sets forth information about our Accessory Stores for the last five fiscal years:

Fiscal Year	Open At Beginning of Period	Opened During Period	Closed During Period	Open at End of Period	Total Gross Square Footage (in thousands)	Percentage Increase in Square Footage	Average Gross Square Footage Per Retail Store
2007	73	42	2	113	153.6	42.8%	1,359
2008	113	79	1	191	258.6	68.4%	1,354
2009	191	29	2	218	296.2	14.5%	1,359
2010	218	20	8	230	311.4	5.1%	1,354
2011	230	22	7	245	337.7	8.4%	1,378

FOSSIL outlet stores

In 1995, we commenced operations of FOSSIL outlet stores at selected major outlet malls throughout the U.S. We opened our first FOSSIL outlet store outside the U.S. in 2005 and, as of December 31, 2011, 29 of our 104 outlet stores are located outside of the U.S. These outlet stores, which operate under the FOSSIL name, not only increase our brand awareness, but also enable us to liquidate excess inventory generally at significantly better prices than we would obtain through third-party liquidators. We generally discount products in our outlet stores from 25% to 75% off our suggested retail price. The table below sets forth information about our FOSSIL outlet stores during the last five fiscal years:

Fiscal Year	Open At Beginning of Period	Opened During Period	Closed During Period	Open at End of Period	Total Gross Square Footage (in thousands)	Percentage Increase in Square Footage	Average Gross Square Footage Per Retail Store
2007	78	4	2	80	206.2	1.0%	2,577
2008	80	5	3	82	207.6	0.7%	2,532
2009	82	12	4	90	212.5	2.4%	2,361
2010	90	9	6	93	221.1	4.0%	2,377
2011	93	15	4	104	238.3	7.8%	2,291

Other direct to consumer

In 2000, we began offering FOSSIL brand clothing through specially designed Company-owned clothing stores. As of December 31, 2011, we operated 32 FOSSIL clothing stores in leading malls and retail locations throughout the U.S and 4 outside the U.S. Our clothing stores carry our full clothing line along with an assortment of certain FOSSIL watch and accessory products and shoes. In 2004, we commenced operations of our first Modern Watch Co. retail store, in both full-price and outlet locations, through which we sold certain of our proprietary and licensed brand watches, as well as watches manufactured by other companies. In 2007, we acquired the Watch Station trade name from Sunglass Hut and subsequently rebranded all Modern Watch Co. stores with the Watch Station International name. As of December 31, 2011, we operated 18 Watch Station International stores of which (i) 12 are located in the U.S., including two full-price stores and 10 outlets, (ii) four are located in Asia, including one full-price store and three outlets, and (iii) two are located in Europe, including one full-price store and one outlet. As of December 31, 2011, we also operated seven retail stores outside the U.S. featuring watch products under various names.

During 2006, we entered into an agreement with the House of Fraser, a U.K.-based department store (“HOF”), which allows us to operate the watch department in certain HOF stores. Under this agreement, we own the inventory within the HOF store, provide the labor to operate the department and pay HOF a commission on the retail watch sales generated in the stores. As of December 31, 2011, we operated the watch department in 46 HOF stores. Although we include the net sales derived from the HOF stores in our Direct to consumer segment, we do not include the number of locations associated with this arrangement in our retail store count.

Internet sales. In November 1996, we established our first e-commerce website with the launch of www.fossil.com. In October 2007, we launched our first non-U.S. e-commerce site in Germany. We now operate sites in Australia, Austria, France, Italy, Japan, South Africa and the United Kingdom. Each site features a full selection of geographically appropriate FOSSIL brand products. Certain of our sites also provide customer service, company news and shareholder information. Our sites are continually updated to provide a fresh look and an easy-to-navigate interface that enhances our brand image, while allowing consumers a pleasing shopping experience or a preview of what they may find at their local store carrying the brand. Since its launch, the www.fossil.com website has been promoted consistently in support of online brand and direct sales goals. Online marketing efforts include: search/keyword marketing programs through major search partners including Google Affiliate Network, Microsoft Network and Yahoo!; regular e-mail communications sent using Email Service Providers (“ESP”) to over one million registered consumers; product and promotional banners presented on affiliate networks and display banner networks; and online brand initiatives through social networks such as

Facebook, Twitter and YouTube in support of viral and traditional brand initiatives. We have leveraged our e-commerce infrastructure by opening websites to support our licensed and owned brands, including www.dieseltimeframes.com, www.emporioarmaniwatches.com, www.michele.com, www.relicbrand.com, www.watchstation.com and www.zodiacwatches.com, as well as our international FOSSIL brand site located at http://global.fossil.com.

During fiscal years 2011, 2010 and 2009, our Direct to consumer segment, which includes sales from Company-owned stores, catalogs and e-commerce businesses, accounted for approximately 23.7%, 23.8% and 24.3% of consolidated net sales, respectively.

Catalogs. In fiscal year 2011, we distributed approximately 16.2 million FOSSIL catalogs in the U.S., a decrease from 19.9 million in fiscal year 2010. We distributed 2.4 million FOSSIL catalogs internationally, an increase from 1.1 million in fiscal year 2010. We typically distribute several versions of our catalog each year with approximately half the catalogs being distributed during our fourth quarter. In fiscal year 2011, we utilized our new CRM database to optimize and reduce our global circulation strategy, resulting in higher incremental sales and profitability. We view our catalogs as a key communication and advertising tool for the FOSSIL brand, further enhancing and focusing the brand image, as well as promoting sales across all of our distribution channels.

Facilitating our wholesale distribution

We utilize an in-house sales staff and, to a lesser extent, independent sales representatives to promote the sale of our products to retail accounts. Our in-house sales personnel receive a salary and, in some cases, a commission based on a percentage of sales attributable to specified accounts. Independent sales representatives generally do not sell competing product lines and are under contracts with us that are generally terminable by either party upon 30 days notice. These independent contractors are primarily compensated on a commission basis.

We have developed an approach to managing the retail sales process that involves monitoring our customers’ sales and inventories by product category and style, primarily through electronic data interchange. We review weekly selling and inventory information to ensure our products are properly stocked and replenished on a timely basis. We also assist many of our customers in the conception, development and implementation of their marketing programs. We also participate in cooperative advertising programs with our major retail customers. We believe that management of the retail sales process has resulted in close relationships with our principal wholesale customers, often allowing us to influence the mix, quantity and timing of their purchasing decisions.

We believe that our sales approach has historically accounted for high retail turnover in our products, which can result in attractive profit margins for our wholesale customers. We believe that the resulting profit margins for our wholesale customers encourage them to devote greater selling space to our products within their stores. We are also able to work closely with buyers for our wholesale customers in determining the mix of products a store should carry. In addition, we believe that the buyers’ familiarity with our sales approach has facilitated, and should continue to facilitate, the introduction of new products through our existing distribution network.

We permit the return of damaged or defective products. In addition, although we have no obligation to do so, we accept limited amounts of product returns from our wholesale customers in other instances. Accordingly, we provide allowances for the estimated amount of product returns. The allowances for product returns as of the end of fiscal years 2011, 2010 and 2009 were $61.6 million, $62.7 million and $40.0 million, respectively. We have not historically experienced returns in excess of our aggregate allowances.

Backlog

It is the practice of a substantial number of our customers not to confirm orders by delivering a formal purchase order until a relatively short time prior to the shipment of goods. As a result, the amount of unfilled customer orders includes confirmed orders and orders that we believe will be confirmed by delivery of a formal purchase order. A majority of such amounts represent orders that have been confirmed. The remainder of such amounts represents orders that we believe, based on industry practice and prior experience, will be confirmed in the ordinary course of business. Our backlog at a particular time is affected by a number of factors, including seasonality and the scheduling of the manufacture and shipment of our products. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. At the end of fiscal year 2011, we had unfilled customer orders of approximately $112.6 million compared to $137.8 million and $82.4 million at the end of fiscal years 2010 and 2009, respectively.

Manufacturing

During fiscal 2011, more than 60% of the watches we procured from the Far East were assembled through our two majority-owned entities. The remaining watches we procured from the Far East were assembled by approximately 48 unrelated factories located primarily in Hong Kong and China, which includes almost all the production and assembly of our digital and mass market watches. During fiscal year 2011, production of approximately 52% of the jewelry products we sell were sourced from one of our majority-owned entities. The remaining 48% of the jewelry products we sell were manufactured by approximately 23 factories located primarily in China. Although we have no ownership interest in these unrelated watch and jewelry factories, Fossil East maintains oversight and control of the supply chain from design through final delivery of the finished product as it does with our related factories. We believe substantial ownership of the assembly factories that produce a majority of our fashion watches and jewelry is critical to our operating model, as we believe this allows us to keep our designs proprietary, control the size of our production runs and vertically manage our supply chain. During fiscal year 2011, all of the manufacturing of our handbags, small leather goods, belts, sunglasses, shoes and clothing was outsourced. We believe that our policy of outsourcing the production of these product categories allows us flexibility in selecting our suppliers while avoiding significant capital expenditures, build-ups of work-in-process inventory and the costs of managing a substantial production work force. During fiscal year 2011, our Swiss-made watches were assembled primarily in three third-party factories in Switzerland.

The principal components used in the assembly of our watches are cases, crystals, dials, movements, hands, bracelets and straps. These components are obtained from a large number of suppliers located principally in China, Hong Kong, India, Italy, Japan, South Korea, Switzerland, Taiwan and Thailand. The majority of the movements, cases, dials and hands used in the assembly of our watches are supplied by seven principal vendors. During fiscal years 2011, 2010 and 2009, one vendor was responsible for supplying approximately 31%, 28% and 30% of our case and bracelet components, respectively. Additionally, two vendors were responsible for supplying approximately 85%, 81% and 75% of our movements in fiscal years 2011, 2010 and 2009, respectively. The principal materials used in the manufacture of our jewelry products are stainless steel, sterling silver, semiprecious stones, and natural and synthetic materials. These components are primarily obtained from the same factories that we use for our watches. Except for the one case and bracelet vendor and the two movement vendors noted above, we do not believe that our business is materially dependent on any single component supplier.

We believe that we have established and maintain close relationships with a number of component manufacturers and assembly factories primarily located in Hong Kong, China and Switzerland. The loss of any one of these manufacturers could temporarily disrupt shipments of certain of our watch and jewelry products. In addition, we believe that losing one or more of the watch assembly factories or jewelry manufacturers could have a material impact on our ability to source these products and meet our sales plans. Our future success will generally depend upon our ability to maintain close relationships with, or ownership of, our current watch assembly and jewelry manufacturing factories and to develop long-term relationships with other manufacturers that satisfy our requirements for price, quality and production flexibility.

Our products are assembled or manufactured according to plans that reflect management’s estimates of product performance based on recent sales results, current economic conditions and prior experience with manufacturing sources. The average lead time from the commitment to purchase products through the production and shipment thereof ranges from two to four months for our watches, leather goods, jewelry, eyewear and clothing. We believe that the close relationships, including ownership interests in some cases, we have established and maintain with our principal assembly or manufacturing sources constitute a significant competitive advantage and allow us to quickly and efficiently introduce innovative product designs and alter production in response to the retail performance of our products.

Quality control

Our quality control program attempts to ensure that our products meet the standards established by our product development staff. Samples of products are inspected by us prior to placing orders with factories to ensure compliance with our specifications. We also typically inspect prototypes of each product before commencing production. The operations of our Hong Kong and Chinese factories are monitored on a periodic basis by Fossil East, and the operations of our Swiss factories are monitored on a periodic basis by Montres Antima SA, one of our foreign operating subsidiaries. Substantially all of our watches, jewelry and certain of our other accessories are inspected by personnel of Fossil East or by the assembly/manufacturing facility prior to shipment to us. Final inspections, on a sampling basis, occur when the products are received in our distribution centers. We believe that our policy of inspecting our products at the assembly/manufacturing facility, upon receipt at our distribution facilities and prior to shipment to our customers is important to maintain the quality, consistency and reputation of our products.

Distribution

Upon completion of assembly/manufacturing, the majority of our products are shipped to one of our warehousing and distribution centers in Texas, Germany or Hong Kong, from which they are shipped to subsidiary warehouses, in the case of our Mexico, Scandinavia and Far East operations, or directly to customers in selected markets. Our centralized warehouse and distribution facilities in Texas and Germany allow us to maximize our inventory management and distribution capabilities and more readily meet the varying distribution requirements placed on us by our customers at a lower cost. Our facilities in Texas and Germany are equipped with automated material handling equipment operated by world-class software from SAP and Manhattan Associates. The automated equipment and operating systems, in conjunction with the continual manual sampling of our outgoing orders prior to shipment, are important in maintaining the quality, accuracy, speed and reputation of our products and distribution service.

Our warehouse and distribution facilities in Texas operate in a special purpose sub-zone established by the U.S. Department of Commerce Foreign Trade Zone Board. This sub-zone provides the following economic and operational advantages to us: (i) we do not have to pay duty on imported merchandise until it leaves the sub-zone and enters the U.S. market, (ii) we do not have to pay any U.S. duty on merchandise if the imported merchandise is subsequently shipped to locations outside the U.S. and (iii) we do not have to pay local property tax on inventory located within the sub-zone.

Information technology systems

General. We believe that automation, reliable and scalable systems, accurate reporting and rapid flow of communication is essential to maintain our competitive position and support our key operating and financial goals. Therefore, we continue to invest in computer hardware, system applications and telecommunication networks. Our information technology systems consist of a wide spectrum of financial, distribution, human resources, merchandising, planning, point of sale, supply chain and other solutions. Where possible and cost effective, we leverage our various systems on a global basis, which enhances the accuracy, timeliness and accessibility of the relevant data.

Inventory control. We maintain inventory control systems at our facilities that enable us to track each product from the time it is shipped from our factory through shipment to our customers, or consumer in the case of our retail stores, concessions and websites. To facilitate this tracking, a significant number of products sold by us are pre-ticketed and bar coded. Our inventory control systems report shipping, sales and individual stock keeping unit level inventory information. We manage the retail sales process by monitoring customer sales and inventory levels of our products by product category and style, primarily through electronic data interchange. We believe that our distribution capabilities enable us to reduce inventory risk and increase flexibility in responding to the delivery requirements of our customers. Our management believes that our electronic data interchange efforts will continue to grow in the future as customers focus further on increasing operating efficiencies. In addition, we maintain systems that are designed to track inventory movement through our Company-owned stores. Detailed sales transaction records are accumulated on each store’s point-of-sale system and polled by us.

Enterprise resource planning. We have implemented SAP ERP throughout most of Europe except for our smaller business in Scandinavia. This software is installed on a single site platform located in our U.S. headquarters facility. The software currently supports the human resources, sales and distribution, inventory planning, retail merchandising and operational and financial reporting systems of our U.S. businesses and all subsidiary operations in Europe except for our subsidiaries in Scandinavia. The financial, sales and distribution, inventory planning and reporting system implementations were principally completed in the U.S., Germany, France, Italy, the United Kingdom and Switzerland during fiscal years 2003, 2004, 2005, 2008, 2010 and 2011, respectively. The human resources and retail systems were implemented for our operations in the U.S. during fiscal years 2005 and 2007, respectively. We do not believe our subsidiary sales operations in the Far East are of a size at this time to effectively benefit from our SAP software application. However, in fiscal 2009, we implemented our SAP financial, planning and warehouse management modules in Hong Kong to provide efficiencies to further support our regional warehouse in Hong Kong and the related supply chain associated with our local country operations, including our Company-owned retail stores throughout Asia. We have implemented Navision as our standard system throughout most of our Far East distribution and manufacturing subsidiary operations. The Navision system supports many of the same functions as our SAP system on a local country level.

Data security. Our business involves the receipt and storage of personal information about customers and employees, the protection of which is critical to us. If we experience a significant breach of customer or employee data it could attract a substantial amount of media attention, damage the Company’s customer relationships and reputation and result in lost sales, fines, or lawsuits. Our Audit Committee annually reviews our data security risks, and we have obtained insurance liability coverage for certain data security or privacy breaches.

Warranty and repair

Our FOSSIL watch products sold in the U.S. are covered by a limited warranty against defects in materials or workmanship for a period of 11 years from the date of purchase. Our RELIC watch products sold in the U.S. are covered by a comparable 12 year warranty while other watches sold by us in the U.S. are covered by a comparable two year limited warranty. Generally, all of our watch products sold in Canada, Europe and Asia are covered by a comparable two year limited warranty. The majority of our defective watch products returned by consumers in North America are processed at our repair facilities in Texas while defective watch products returned by consumers in Europe are processed at our repair facilities in France. We also maintain repair facilities at a majority of our subsidiaries, as well as through our network of third-party distributors to handle repairs which are minor in nature or are not convenient to one of our centralized repair facilities. In most cases, defective products under warranty are repaired by our personnel or third-party distributors. We attempt to retain adequate levels of component parts to facilitate after-sales service of our watches, even after specific styles are discontinued. We have a component parts system that tracks the inventory of our various component replacement parts that can be utilized by our repair facilities for identifying stock levels and availability for procurement. Watch and non-watch products under warranty that cannot be repaired in a cost-effective manner are replaced by us at no cost to the customer. Our warranty liability at the end of fiscal years 2011, 2010 and 2009 was $11.0 million, $8.5 million and $6.4 million, respectively. In fiscal years 2011, 2010 and 2009, repair services accounted for approximately 0.8%, 0.8% and 0.9%, respectively, of our consolidated net sales.

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

Intellectual property

Trademarks. We use our FOSSIL, RELIC, MICHELE and ZODIAC trademarks, as well as other trademarks on certain of our watches, leather goods, clothing and other fashion accessories in the U.S. and in a significant number of foreign countries. We have taken steps to establish or provide additional protection for our trademarks by registering or applying to register our trademarks for relevant classes of products in each country where our products are sold in addition to certain foreign countries where it is our intent to market our products in the future. Each registered trademark may be renewable indefinitely, so long as we continue to use the mark in the applicable jurisdiction and make the appropriate filings when required. We aggressively protect our trademarks and trade dress and pursue infringement both domestically and internationally. We also pursue counterfeiters both domestically and internationally through leads generated internally, as well as through our business partners worldwide. In certain cases, we track serial numbers of our products or we etch microscopic identification markings on certain of our watches in order to identify potential customers who might be diverting product into a parallel market.

Patents. We continue to explore innovations in the design and assembly of our watch products. As a result, we have been granted, and have pending, various U.S. and international design and utility patents related to certain of our watch designs and features. We also have been granted, and have pending, various U.S. patents related to certain of our other products and technologies. The expiration date of our two material U.S. patents is April 12, 2019.

License agreements. A significant portion of our growth in sales and net income is, and is expected to continue to be, derived from the sales of products produced under licensing agreements with third-parties. Under these license agreements, we generally have the right to produce, market and distribute certain products utilizing the brand names of other companies. Our significant license agreements have various expiration dates between 2013 and 2017. In 2011, we announced an exclusive global licensing agreement with Karl Lagerfeld for watches, which are expected to launch worldwide in the first quarter of 2013.

Seasonality

Although the majority of our products are not seasonal, our business is seasonal by nature. A significant portion of our net sales and operating income is generated during the third and fourth quarters of our fiscal year, which includes the “back to school” and Christmas seasons. Additionally, as our direct to consumer sales continue to increase as a percentage of our sales mix, they will benefit our sales and profitability in our fiscal fourth quarter, generally at the expense of our fiscal first and second quarters when it is more difficult to leverage our Direct to consumer segment expenses against our Direct to consumer segment sales. The amount of net sales and operating income generated during our fiscal fourth quarter also depends upon the anticipated level of retail sales during the Christmas season, as well as general economic conditions and other factors beyond our control. In addition, the amount of net sales and operating income generated during our fiscal first quarter depends in part upon the actual level of retail sales during the Christmas season. Lower levels of inventory held by our wholesale customers at the end of the Christmas season may result in higher levels of restocking orders placed by them during our fiscal first quarter.

Competition

The businesses in which we compete are highly competitive and fragmented. We believe that the current market for watches can be divided into four segments, ranging from lower price point watches that are typically distributed through mass market channels to luxury watches at higher price points that are typically distributed through fine watch departments of upscale department stores or upscale specialty watch and fine jewelry stores. Our watch business generally competes in these segments with a number of established manufacturers, importers and distributors, including Armitron, Citizen, Gucci, Guess?, Kenneth Cole, LVMH Group, Movado, Raymond Weil, Seiko, Swatch, Swiss Army, TAG Heuer and Timex. In addition, our leather goods, sunglasses, jewelry and clothing businesses compete with a large number of established companies that have significantly greater experience than us in designing, developing, marketing and distributing such products. In all of our businesses, we compete with numerous manufacturers, importers and distributors who may have significantly greater financial, distribution, advertising and marketing resources than us. Our competitors include distributors that import watches, accessories and clothing from abroad, U.S. companies that have established foreign manufacturing relationships and companies that produce accessories and clothing domestically.

Although the level and nature of competition varies among our product categories and geographic regions, we believe that we compete on the basis of style, price, value, quality, brand name, advertising, marketing, distribution and customer service. We believe that our ability to identify and respond to changing fashion trends and consumer preferences, to maintain existing relationships and develop new relationships with manufacturing sources, to deliver quality merchandise in a timely manner and to manage the retail sales process are important factors in our ability to compete. We also believe that our distinctive business model of owning the distribution in many key markets and offering a globally recognized portfolio of proprietary and licensed-branded products allows for many competitive advantages over smaller, regional or local competitors. This “ownership of the market” allows us in certain countries to bypass the local distributor’s cost structure resulting in more competitively priced products while also generating higher product and operating margins.

We believe the risk of significant new competitors is mitigated to some extent by barriers to entry such as high startup costs and the development of long-term relationships with customers and manufacturing sources. During the past few years, it has been our experience that better department stores and other major retailers have been increasingly unwilling to purchase products from suppliers who are not well capitalized or do not have a demonstrated ability to deliver quality merchandise in a timely manner. There can be no assurance, however, that significant new competitors will not emerge in the future.

Employees

As of the end of fiscal year 2011, we employed approximately 13,100 persons, including approximately 7,400 persons employed by our foreign operating subsidiaries.

None of our domestic or foreign-based employees are represented by a trade union. However, certain European-based employees are represented by work councils, which include certain of our current employees who negotiate with management on behalf of all the employees. We have never experienced a work stoppage and consider our working relationship with our employees and work councils to be good.

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

The global economic environment has been challenging during the past several years. Declining real estate values, reduced lending by banks, solvency concerns of major financial institutions and certain foreign countries, increases in unemployment levels and significant volatility in the global financial markets have negatively impacted the level of consumer spending for discretionary items. This has affected our business as it is dependent on consumer demand for our products. In certain countries in which we distribute our products, we experienced a significant slowdown in customer traffic and a highly promotional environment during late 2008 and most of 2009. Although we have experienced a slight improvement in the overall economy recently, if the economy deteriorates or slides back into a recession, there could likely be a negative effect on our revenues and earnings across most of our segments for fiscal year 2012.

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

A significant portion of our growth in sales and net income is, and is expected to continue to be, derived from the sales of products produced under license agreements with third-parties. Under these license agreements, we generally have the right to produce, market and distribute certain products utilizing the brand names of other companies. We sell products under certain licensed brands, including, but not limited to, ADIDAS, ARMANI EXCHANGE, BURBERRY, DIESEL, DKNY, EMPORIO ARMANI, MARC BY MARC JACOBS and MICHAEL KORS. Sales of our licensed products amounted to 44.7% of our consolidated net sales for fiscal year 2011, with certain individual licensed brands accounting for a significant portion of our revenues. Our material license agreements have various expiration dates between 2013 and 2017. In addition, certain license agreements may require us to make minimum royalty payments, subject us to restrictive covenants or require us to comply with certain other obligations and may be terminated by the licensor if these or other conditions are not met or upon certain events. We may not be able to continue to meet our obligations or fulfill the conditions under these agreements in the future. In addition, we may be unable to renew our existing license agreements beyond the current term or obtain new license agreements to replace any lost license agreements on similar economic terms or at all. The failure by us to maintain or renew one or more of our existing material license agreements could result in a significant decrease in our sales and have a material adverse affect on our results of operations.

Certain key components in our products come from limited sources of supply, which exposes us to potential supply shortages that could disrupt the manufacture and sale of our products.

We and our contract manufacturers currently purchase a number of key components used to manufacture our products from limited sources of supply for which alternative sources may not be readily available. Any interruption or delay in the supply of any of these components could significantly harm our ability to meet scheduled product deliveries to our customers and cause us to lose sales. Interruptions or delays in supply may be caused by a number of factors that are outside of our and our contractor manufacturers’ control, such as natural disasters like the recent earthquake and tsunami in Japan. In addition, the purchase of these components on a limited source basis subjects us to risks of price increases and potential quality assurance problems. An increase in the cost of components could make our products less competitive and result in lower gross margins. In the event that we can no longer obtain materials from these limited sources of supply, we might not be able to qualify or identify alternative suppliers in a timely fashion. Any extended interruption in the supply of any of the key components currently obtained from a limited source or delay in transitioning to a replacement supplier could disrupt our operations and significantly harm our business in any given period. If our supply of certain components is disrupted, our lead times are extended or the cost of our components increases, our business, operating results and financial condition could be materially affected.

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

We are subject to laws and regulations in the many countries in which we operate. Violations of laws and regulations, or changes to existing laws or regulations, could have a material adverse effect on our financial condition or results of operations.

Our operations are subject to domestic and international laws and regulations in a number of areas, including, but not limited to, labor, advertising, consumer protection, real estate, product safety, e-commerce, promotions, intellectual property, tax, import and export, anti-corruption, foreign exchange controls and cash repatriation, data privacy, anti-competition, environmental, health and safety. Compliance with these numerous laws and regulations is complicated, time consuming and expensive, and the laws and regulations may be inconsistent from jurisdiction to jurisdiction, further increasing the difficulty of, and cost to, comply with them. New laws and regulations, or changes to existing laws and regulations, could individually or in the aggregate make our products more costly to produce, delay the introduction of new products in one or more regions, cause us to change or limit our business practices, or affect our financial condition and results of operations. We have implemented policies and procedures designed to ensure compliance with the numerous laws and regulations affecting our business, but there can be no assurance that our employees, contractors, or agents will not violate such laws, regulations or our policies related thereto. Any such violations could have a material adverse effect on our financial condition or operating results.

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

Our quarterly results of operations have fluctuated in the past and may continue to fluctuate as a result of a number of factors, including seasonal cycles, the timing of new product introductions, the timing of orders by our customers and the mix of product sales demand. Our business is seasonal by nature. A significant portion of our net sales and operating income are generated during the third and fourth quarters of our fiscal year, which includes the “back to school” and Christmas seasons. The amount of net sales and operating income generated during our fiscal fourth quarter depends upon the anticipated level of retail sales during the Christmas season, as well as general economic conditions and other factors beyond our control. In addition, the amount of net sales and operating income generated during our fiscal first quarter depends in part upon the actual level of retail sales during the Christmas season. The seasonality of our business may adversely affect our net sales and operating income during the first and fourth quarters of our fiscal year.

A privacy breach could result in negative publicity and adversely affect our business.

Our business involves the receipt and storage of personal information about customers and employees, the protection of which is critical to us. Our customers also have a high expectation that we will adequately protect their personal information. Personal information is highly regulated at the international, federal and state level. If we experience a significant breach of customer or employee data it could attract a substantial amount of media attention, damage the Company’s customer relationships and reputation and result in lost sales, fines, or lawsuits.

Our plan to significantly increase our store base may not be successful, and implementation of this plan may divert our operational, managerial and administrative resources, which could impact our competitive position.

Each year, we have historically expanded our store base. During fiscal year 2012, we intend to further expand our store base by opening approximately 70 to 75 new stores globally and close approximately 18 stores. Thereafter, in the near term, we plan to continue to expand our store base annually. The success of our business depends, in part, on our ability to open new stores and renew our existing store leases on terms that meet our financial targets. Our ability to open new stores on schedule or at all, to renew existing store leases on favorable terms or to operate them on a profitable basis will depend on various factors, including our ability to:

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

Our administrative and distribution operations in the U.S. are conducted primarily from two separate facilities located in the Dallas, Texas area. Our operations internationally are conducted from various administrative, distribution and assembly facilities outside of the U.S., particularly in China, Germany, Hong Kong and Switzerland. The complete or temporary loss of use of all or part of these facilities could have a material adverse effect on our business.

Our warehouse and distribution facilities in the Dallas, Texas area are operated in a special purpose sub-zone established by the U.S. Department of Commerce Foreign Trade Zone Board. Although the sub-zone allows us certain tax advantages, the sub-zone is highly regulated by the U.S. Customs Service. This level of regulation may cause disruptions or delays in the distribution of our products out of these facilities. Under some circumstances, the U.S. Customs Service has the right to shut down the entire sub-zone and, therefore, our entire warehouse and distribution facilities. During the time that the sub-zone is shut down, we may be unable to adequately meet the supply requests of our customers and our Company-owned retail stores, which could have an adverse effect on our sales, relationships with our customers, and results of operations, especially if the shutdown were to occur during our third or fourth quarter.

Our ability to grow our sales is dependent upon the implementation of our growth strategy, which we may not be able to achieve.

Since our public offering in 1993, we have experienced substantial growth in net sales. Our ability to continue this growth is dependent on the successful implementation of our business strategy. This includes diversification of our product offerings, expansion of our Company-owned accessory locations and strategic acquisitions. If we are not successful in the expansion of our product offerings or our new products are not profitable or do not generate sales comparable to those of our existing businesses, our results of operations could be negatively impacted. Another element of our business strategy is to place increased emphasis on growth in selected international markets. If our brand names and products do not achieve a high degree of consumer acceptance in these markets, our net sales could be adversely affected.

We also operate FOSSIL brand stores and other non-FOSSIL branded stores and have historically expanded our Company-owned accessory and outlet locations to further strengthen our brand image. As of December 31, 2011, we operated 398 stores worldwide. The costs associated with leasehold improvements to current stores and the costs associated with opening new stores could materially increase our costs of operation.

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

Under our license agreements, we have in the past experienced, and could again in the future experience, instances where our minimum royalty commitments exceeded the royalties payable based upon our sales of the licensed products. We incurred royalty expense of approximately $160.2 million, $109.4 million and $73.9 million in fiscal years 2011, 2010 and 2009, respectively. We also have agreements in effect at the end of fiscal year 2011 which expire on various dates between fiscal years 2013 and 2017 that require us to pay royalties ranging from 4% to 20% of defined net sales.

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

We rely on third-party assembly factories and manufacturers and problems with, or loss of, our assembly factories or manufacturing sources could harm our business and results of operations.

The majority of our watch products are currently assembled, and a majority of our jewelry products are manufactured, to our specifications by our majority-owned entities in China with the remainder assembled or manufactured by independent entities. All of our clothing, shoes, sunglasses, handbags, small leather goods, belts and soft accessories are produced by independent manufacturers. We have no long-term contracts with these independent assembly factories or manufacturers and compete with other companies for production facilities. All transactions between us and our independent assembly factories or manufacturers are conducted on the basis of purchase orders. We face the risk that these independent assembly factories or manufacturers may not produce and deliver our products on a timely basis, or at all. As a result, we cannot be certain that these assembly factories or manufacturers will continue to assemble or manufacture products for us or that we will not experience operational difficulties with our manufacturers, such as reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, shortages of raw materials, failures to meet production deadlines or increases in manufacturing costs. Our future success will depend upon our ability to maintain close relationships with our current independent assembly factories and manufacturers and to develop long-term relationships with other manufacturers that satisfy our requirements for price, quality and production flexibility. Our ability to establish new manufacturing relationships involves numerous uncertainties, including those relating to payment terms, costs of manufacturing, adequacy of manufacturing capacity, quality control and timeliness of delivery. Any failure by us to maintain long-term relationships with our current assembly factories and manufacturers or to develop relationships with other manufacturers could have a material adverse effect on our ability to manufacture and distribute our products.

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

As part of our growth strategy, we have made certain acquisitions, domestically and internationally, including acquisitions of FOSSIL stores previously operated under license agreements, acquisitions of certain watch brands and acquisitions of independent distributors of our products. On January 10, 2012, we announced that we have entered into an agreement to acquire Skagen Designs and certain of its international affiliates. Skagen Designs, based in Reno, Nevada, manufactures, markets and distributes watches, jewelry, sunglasses and clocks. The potential integration of Skagen Designs, when and if the transaction closes, and future acquisitions may not be successful or generate sales increases. When we have acquired businesses, we have acquired businesses that we believe could enhance our business opportunities and our growth prospects. All acquisitions involve risks that could materially affect our business, financial condition and operating results. These risks include:

•	distraction of management from our business operations;

•	loss of key personnel and other employees;

•	costs, delays, and inefficiencies associated with integrating acquired operations and personnel;

•	the impairment of acquired assets and goodwill; and

•	acquiring the contingent and other liabilities of the businesses we acquire.

In addition, acquired businesses may not provide us with increased business opportunities or result in the growth that we anticipate. Furthermore, integrating acquired operations is a complex, time-consuming and expensive process. Combining acquired operations with our current operations may result in lower overall operating margins, greater stock price volatility and quarterly earnings fluctuations. Cultural incompatibilities, career uncertainties and other factors associated with such acquisitions may also result in the loss of employees. Failure to acquire and successfully integrate complementary practices, or failure to achieve the business synergies or other anticipated benefits, could materially affect our business, our financial condition and results of operations.

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

In 2003, we began implementing an enterprise resource planning system from SAP AG, a German software company. We implemented the SAP ERP system in our U.S., Germany, France, Italy, United Kingdom and Switzerland locations in fiscal years 2003, 2004, 2005, 2008, 2010 and 2011, respectively. Over time, we intend to replace our existing enterprise resource planning systems and other principal financial systems in certain other subsidiaries with software systems provided by SAP AG. We have implemented Navision as our standard system throughout most of our Far East distribution and manufacturing subsidiary operations, including our principal Hong Kong office and China assembly facilities. Our current expansion plans may place significant strain on our management, working capital, financial and management control systems and staff. The failure to maintain or upgrade financial and management control systems, to recruit additional staff or to respond effectively to difficulties encountered during expansion could have a material adverse effect on our ability to respond to trends in our target markets, market our products and meet our customers’ requirements. The sustained disruption or failure of our systems due to force majeure or as part of an upgrade, conversion or other systems maintenance could result in the same adverse effects.

Changes in the mix of product sales demand could negatively impact our gross profit margins.

Our gross profit margins are impacted by our sales mix. Sales from our Direct to consumer segment and international and licensed watch businesses generally provide gross margins in excess of our historical consolidated gross profit margin, while accessory products generally provide gross profit margins below our historical consolidated gross profit margin. If future sales from our Direct to consumer segment and international and licensed watch businesses do not increase at a faster rate than our accessory business, our gross profit margins may grow at a slower pace, cease to grow, or decrease relative to our historical consolidated gross profit margin. We also distribute private label product to the mass market channel at gross profit margins significantly lower than our historical consolidated gross profit margin. Future growth in this channel at rates in excess of our consolidated net sales growth rate could negatively impact our consolidated gross profit margins.

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

Our products may infringe the intellectual property rights of others, which may cause us to incur unexpected costs or prevent us from selling certain our products.

We cannot be certain that our products do not and will not infringe upon the intellectual property rights of others. We may be subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of the intellectual property rights of third-parties by us or our customers in connection with their use of our products. Any such claims, whether or not meritorious, could result in costly litigation and divert the efforts of our personnel. Moreover, should we be found liable for infringement, we may be required to enter into licensing agreements (if available on acceptable terms or at all) or to pay damages and cease making or selling certain products. Moreover, we may need to redesign or rename some of our products to avoid future infringement liability. Any of the foregoing could cause us to incur significant costs and prevent us from manufacturing or selling certain of our products.

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

Risk Factors Relating to Our International Operations

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

Risk Factors Relating to Our Common Stock

Many factors may cause our net sales, operating results and cash flows to fluctuate and possibly decline, which may result in declines in our stock price.

Our net sales, operating results and cash flows may fluctuate significantly because of a number of factors, many of which are outside of our control. These factors may include, but may not be limited to, the following:

•	fluctuations in market demand for our products;

•	increased competition and pricing pressures;

•	our ability to anticipate changing customer demands and preferences;

•	our failure to efficiently manage our inventory levels;

•	our inability to manage and maintain our debt obligations;

•	seasonality in our business;

•	changes in our, and our competitors’, business strategy or pricing;

•	the successful expansion of our Company-owned retail stores;

•	the timing of certain general and administrative expenses;

•	completing acquisitions and the costs of integrating acquired operations;

•	international currency fluctuations, operating challenges and trade regulations;

•	acts of terrorism or acts of war; and

•	government regulation.

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

Our CEO owns a significant amount of our outstanding common stock.

Mr. Kosta Kartsotis, our CEO, owns approximately 10% of our common stock as of December 31, 2011. As a result, he is in a position to significantly influence the outcome of elections of our directors, the adoption, amendment or repeal of our bylaws and any other actions requiring the vote or consent of our stockholders, and to otherwise influence our affairs.

Because the interests of Mr. Kartsotis may not coincide with the interests of other stockholders, Mr. Kartsotis may influence the Company to enter into transactions or agreements that other stockholders would not approve or make decisions with which other stockholders may disagree.

Our organizational documents contain anti-takeover provisions that could discourage a proposal for a takeover.

Our certificate of incorporation and bylaws, as well as the General Corporation Law of the State of Delaware, contain provisions that may have the effect of discouraging a proposal for a takeover. These include a provision in our certificate of incorporation authorizing the issuance of “blank check” preferred stock and provisions in our bylaws establishing advance notice procedures with respect to certain stockholder proposals. Our bylaws may be amended by a vote of 80% of the Board of Directors, subject to repeal by a vote of 80% of the stockholders. In addition, Delaware law limits the ability of a Delaware corporation to engage in certain business combinations with interested stockholders. Finally, Mr. Kartsotis has the ability, by virtue of his stock ownership, to significantly influence a vote regarding a change in control.

Future sales of our common stock in the public market could adversely affect our stock price.

Mr. Kosta Kartsotis owns approximately 10% of our common stock as of December 31, 2011. The shares beneficially owned by Mr. Kosta Kartsotis may be sold in the open market in the future, subject to any volume restrictions and other limitations under the Securities Act of 1933 and Rule 144 thereunder. We may also decide to file a registration statement enabling Mr. Kartsotis to sell additional shares. Any sales by Mr. Kartsotis of substantial amounts of our common stock in the open market, or the availability of his shares for sale, could adversely affect the price of our common stock. The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that those sales could occur. These sales or the possibility that they may occur also could make it more difficult for us to raise funds in any equity offering in the future at a time and price that we deem appropriate.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Company facilities. As of the end of fiscal year 2011, we owned or leased the following material facilities in connection with our U.S. and international operations:

Location	Use	Square Footage	Owned / Leased
Dallas, Texas	Office, warehouse and distribution	517,500	Owned
Eggstätt, Germany	Office, warehouse and distribution	260,000	Owned
Grabenstatt, Germany	Office	92,160	Owned
Basel, Switzerland	European headquarters	35,000	Owned
Richardson, Texas	Corporate headquarters	535,731	Lease expiring in 2021
Hong Kong	Far East headquarters, warehouse and distribution	191,986	Lease expiring in 2014
Garland, Texas	Warehouse	268,706	Lease expiring in 2017
Shenzhen, China	Manufacturing	110,231	Lease expiring in 2013
New York, New York	General office and showroom	26,552	Lease expiring in 2016

In 2011, we entered into a lease for a new corporate headquarters building in Richardson, Texas. In a related transaction, we sold two office buildings that were previously used as our corporate headquarters comprising approximately 190,000 and 132,000 square feet, respectively, and one of our warehouses comprising approximately 138,000 square feet, all located in Richardson, Texas.

We also lease certain other manufacturing and/or office, warehouse and/or distribution facilities in Atlanta, Georgia; Chicago, Illinois; Los Angeles, California; Miami, Florida; Australia; Austria; Canada; France; India; Italy; Japan; Malaysia; Mexico; the Netherlands; New Zealand; Singapore; South Korea; Sweden; Switzerland; Taiwan and the United Kingdom.

Retail store facilities. As of the end of fiscal year 2011, we had 420 lease agreements for retail space for the sale of our products. The leases, including renewal options, expire at various times from 2012 to 2024. The leases provide for minimum annual rentals and, in certain cases, for the payment of additional rent when sales exceed specified net sales amounts. We are also generally required to pay our pro rata share of common area maintenance costs, real estate taxes, insurance, maintenance expenses and utilities.

We believe that our material existing facilities are well maintained, in good operating condition, and are adequate for our needs.

Item 3. Legal Proceedings

There are no legal proceedings to which we are a party or to which our properties are subject, other than routine litigation incidental to our business, which is not material to our consolidated financial condition, results of operations or cash flows. We do not believe that the outcome of any currently pending legal matters, individually or collectively, will have a material effect on the consolidated results of operations or financial condition of the Company.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

General. Our common stock is listed on the NASDAQ Global Select Market under the symbol “FOSL.” The following table sets forth the range of quarterly high and low sales prices per share of our common stock on the NASDAQ Global Select Market for the fiscal years ended December 31, 2011 and January 1, 2011.

	High	Low
Fiscal year ended December 31, 2011:
First quarter	$94.77	$66.05
Second quarter	122.00	89.55
Third quarter	134.98	69.57
Fourth quarter	110.74	73.01
Fiscal year ended January 1, 2011:
First quarter	$39.60	$31.31
Second quarter	43.42	33.00
Third quarter	54.76	35.49
Fourth quarter	74.34	51.03

As of February 23, 2012, there were 116 holders of record of our shares of common stock (including nominee holders such as banks and brokerage firms who hold shares for beneficial owners), although we believe that the number of beneficial owners is much higher.

Cash Dividend Policy. We did not pay any cash dividends in fiscal years 2011, 2010 or 2009. We expect that for the foreseeable future, we will retain all available earnings generated by our operations for the development and growth of our business. Any future determination as to a cash dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects and such other factors as our Board of Directors may deem relevant.

Common Stock Performance Graph

The following performance graph compares the cumulative return of our shares of common stock over the preceding five year periods with that of the broad market (CRSP Total Return Index of the NASDAQ Global Select Market (US)) and the NASDAQ Retail Trades Group. Each Index assumes $100 invested at December 31, 2006 and is calculated assuming quarterly reinvestment of dividends and quarterly weighting by market capitalization.

2011 COMPARATIVE TOTAL RETURNS

Fossil, Inc., NASDAQ Global Select Market and

NASDAQ Market Retail Trades Group

(Performance Results through 12/31/11)

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Fossil, Inc.	100.00	185.92	73.96	148.63	312.13	351.46
NASDAQ Global Select Market	100.00	108.47	66.35	95.38	113.19	113.81
NASDAQ Retail Trades	100.00	90.99	63.49	88.19	110.46	124.39

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In August 2010, our Board of Directors approved a common stock repurchase program pursuant to which up to $750 million could be used to repurchase outstanding shares of our common stock. This repurchase program is to be conducted pursuant to Rule 10b-18 of the Securities Exchange Act of 1934 and has a termination date of December 2013. We repurchased 3.1 million shares under the $750 million repurchase program during fiscal year 2010 at a cost of $179.2 million. During fiscal year 2011, we repurchased 3.1 million shares under this repurchase program at a cost of $270.9 million.

The following table shows our common stock repurchases based on the settlement date for the quarter ended December 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
October 2, 2011 - October 29, 2011	257,424	$87.24	257,424	$373,889,088
October 30, 2011 - November 26, 2011	120,500	$96.05	120,500	$362,315,348
November 27, 2011 - December 31, 2011	384,191	$84.38	384,191	$329,895,552

Total	762,115		762,115

Item 6. Selected Financial Data

The following information should be read in conjunction with our consolidated financial statements and notes thereto contained in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K (in thousands, except for per share data).

Fiscal Year	2011	2010	2009	2008		2007
Net sales	$2,567,302	$2,030,690	$1,548,093	$1,583,242		$1,432,984
Gross profit	1,439,186	1,155,164	844,850	851,151		742,031
Operating income	471,991	376,414	211,627	205,770		186,485
Income before taxes attributable to Fossil, Inc.	438,860	372,448	213,776	189,429		187,526
Net income attributable to Fossil, Inc.	294,702	255,205	139,188	138,097	(1)	123,261	(2)
Earnings per share:
Basic	4.66	3.83	2.09	2.05	(1)	1.81	(2)
Diluted	4.61	3.77	2.07	2.02	(1)	1.75	(2)
Weighted average common shares and common equivalent shares outstanding:
Basic	63,298	66,701	66,684	67,525		68,213
Diluted	63,965	67,687	67,153	68,323		70,333
Working capital	$844,124	$801,329	$701,193	$556,497		$546,410
Total assets	1,642,922	1,467,573	1,276,483	1,087,296		1,122,628
Total long-term liabilities	134,798	76,377	62,791	74,964		66,432
Stockholders’ equity attributable to Fossil, Inc.	1,105,929	1,044,118	962,781	802,144		771,662
Return on average stockholders’ equity attributable to Fossil, Inc.	28.0%	25.0%	16.2%	17.8%		18.3%

(1)	Includes a $20.8 million benefit in income tax expense related to the reduction of certain current and long-term tax liabilities in connection with completion of income tax audits.
(2)	Includes $8.6 million in expenses, net of tax, relating to our voluntary evaluation of our accounting for equity-based compensation, including the appropriateness of accounting measurement dates used to determine the amounts of compensation charges and related tax effects which have been previously disclosed in filings with the SEC.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary

We are a global design, marketing and distribution company that specializes in consumer fashion accessories. Our principal offerings include an extensive line of men’s and women’s fashion watches and jewelry, handbags, small leather goods, belts, sunglasses, soft accessories, shoes and clothing. In the watch and jewelry product categories, we have a diverse portfolio of globally recognized owned and licensed brand names under which our products are marketed. Our products are distributed globally through various distribution channels including wholesale in countries where we have a physical presence, direct to the consumer through our retail stores and commercial websites and through third-party distributors in countries where we do not maintain a physical presence. Our products are offered at varying price points to meet the needs of our customers, whether they are value-conscious or luxury oriented. Based on our extensive range of accessory products, brands, distribution channels and price points, we are able to target style-conscious consumers across a wide age spectrum on a global basis.

Domestically, we sell our products through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, Company-owned retail and factory outlet stores, mass market stores and through our FOSSIL catalogs and website. Our wholesale customer base includes, among others, Neiman Marcus, Nordstrom, Saks Fifth Avenue, Macy’s, Dillard’s, JCPenney, Kohl’s, Sears, Wal-Mart and Target. In the United States, our network of Company-owned stores included 123 retail stores located in premier retail sites and 74 outlet stores located in major outlet malls as of December 31, 2011. In addition, we offer an extensive collection of our FOSSIL brand products through our catalogs and on our website, www.fossil.com, as well as proprietary and licensed watch and jewelry brands through other managed and affiliated websites.

Internationally, our products are sold to department stores, specialty retail stores and specialty watch and jewelry stores in over 120 countries worldwide through 22 Company-owned foreign sales subsidiaries and through a network of over 60 independent distributors. Our products are distributed in Africa, Asia, Australia, Europe, Central and South America, Canada, the Caribbean, Mexico, and the Middle East. Our products are offered on airlines and cruise ships and in international Company-owned retail stores, which included 171 retail stores and 30 outlet stores in select international markets as of December 31, 2011. Our products are also sold through licensed and franchised FOSSIL retail stores, retail concessions operated by us and kiosks in certain international markets. In addition, we offer an extensive collection of our FOSSIL brand products on our websites in certain countries.

Our business is subject to the risks inherent in global sourcing supply. Certain key components in our products come from limited sources of supply, which exposes us to potential supply shortages that could disrupt the manufacture and sale of our products. Any interruption or delay in the supply of key components could significantly harm our ability to meet scheduled product deliveries to our customers and cause us to lose sales. Interruptions or delays in supply may be caused by a number of factors that are outside of our and our contractor manufacturers’ control, such as natural disasters like the earthquake and tsunami in Japan that occurred during fiscal year 2011. As a result of these natural disasters, we experienced an increase in the cost of movements that negatively impacted gross profit margin in fiscal year 2011 as compared to fiscal year 2010. We do not expect material changes in movement costs during fiscal year 2012.

Effective January 3, 2010, we made changes to the presentation of reportable segments to reflect changes in the way our chief operating decision maker evaluates the performance of our operations, develops strategy and allocates capital resources. Prior to January 3, 2010, our reportable segments consisted of the following: United States wholesale, Europe wholesale, Other International wholesale and Direct to consumer. Effective January 3, 2010, our reportable segments consist of the following: North America wholesale, Europe wholesale, Asia Pacific wholesale and Direct to consumer. These changes included the reclassification of our wholesale operations in Canada and Mexico and our U.S. export business, all of which were previously recorded within our

Other International wholesale segment, to the North America wholesale segment. Our U.S. domestic wholesale operations previously recorded within the United States wholesale segment, were also reclassified to the North America wholesale segment. Our Asia Pacific wholesale operations, previously recorded within the Other International wholesale segment, were reclassified to the Asia Pacific wholesale segment. Our operations related to our joint venture with Fossil Spain, S.A., previously recorded within the Other International wholesale segment, were reclassified to the Europe wholesale segment. For comparison purposes, our historical segment disclosures were recast to be consistent with the current presentation.

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

Product Returns. We accept limited returns and may request that a customer return a product if we feel the customer has an excess of any style that we have identified as being a poor performer for that customer or geographic location. We monitor returns and maintain a provision for estimated returns based upon historical experience and any specific issues identified. While returns have historically been within our expectations and the provisions established, future return rates may differ from those experienced in the past. In the event that our products are performing poorly in the retail market and/or we experience product damages or defects at a rate significantly higher than our historical rate, the resulting returns could have an adverse impact on the operating results for the period or periods in which such returns occur.

Bad Debt. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of their current credit information. We monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues identified. Additionally, we secure credit insurance policies in certain countries. While such credit losses have historically been within our expectations and the provisions established, future credit losses may differ from those experienced in the past. Our bad debt allowance has increased over the last three fiscal years due to the challenging global economic environment. As a result of the difficult economic environment, some of our domestic and international customers have experienced financial difficulties, including bankruptcy. We increased our bad debt allowance to reserve for these bankruptcies, as well as increased risks of non-payment and increased risk of customer charge-backs. Our policy is to maintain the reserve balances for bankruptcies until such time as the bankruptcies are actually settled.

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

Long-lived Asset Impairment. We test for asset impairment of property, plant and equipment and other long-lived assets whenever events or conditions indicate that the carrying value of an asset might not be recoverable based on expected discounted cash flows related to the asset. We apply Accounting Standards Codification (“ASC”) 360 Property, Plant and Equipment (“ASC 360”), in order to determine whether or not an asset is impaired. In evaluating long-lived assets for recoverability, we use our best estimate of future cash flows expected to result from the use of the asset and its eventual disposition. When undiscounted cash flows estimated to be generated through the operations of our Company-owned retail stores are less than the carrying value of the underlying assets, impairment losses are recorded in selling and distribution expenses. In addition, impairment losses resulting from property, plant and equipment in our corporate costs area are recorded in general and administrative expenses. Should actual results or market conditions differ from those anticipated, additional losses may be recorded. We recorded impairment losses of $1.0 million, $5.6 million and $2.5 million in fiscal years 2011, 2010 and 2009, respectively.

Impairment of Goodwill and Trade Names. We evaluate goodwill for impairment annually as of the end of the fiscal year by comparing the fair value of the reporting unit to its recorded value. Additionally, if events or conditions were to indicate the carrying value of a reporting unit may not be recoverable, we would evaluate goodwill for impairment at that time. We have three reporting units for which we evaluate goodwill for impairment, North America wholesale, Europe wholesale and Asia Pacific wholesale. The fair value of each reporting unit is estimated using market comparable information. If the estimated fair value of a reporting unit exceeds its recorded value, no impairment charge is recorded. As of December 31, 2011, the fair value of each of these reporting units substantially exceeded its carrying value.

Judgments and assumptions are inherent in our estimate of future cash flows used to determine the estimate of the reporting unit’s fair value. The most significant assumptions associated with the fair value calculations include net sales growth rates and discount rates. If the actual future sales results do not meet the assumed growth rates, future impairments of goodwill may be incurred.

We evaluate trade names by comparing the fair value of the asset to its recorded value annually as of the end of the fiscal year and whenever events or conditions indicate that the carrying value of the trade name may not be recoverable. The fair value of the asset is estimated using discounted cash flow methodologies. The MICHELE trade name represented approximately 98% of our total trade name balances at the end of both fiscal years 2011 and 2010. We performed the required annual impairment test and recorded no impairment charges in fiscal year 2011. We recorded impairment charges of $1.8 million in fiscal year 2010 related to the ZODIAC and OYZTERBAY trade names and $2.7 million in fiscal year 2009 related to the ZODIAC and OYZTERBAY trade names. As of December 31, 2011, the fair value of the MICHELE trade name exceeded its carrying value by approximately 62%. Due to the inherent uncertainties involved in making the estimates and assumptions used in the fair value analysis, actual results may differ which could alter the fair value of the trade names and possibly cause impairment charges to occur in future periods.

Income Taxes. We record valuation allowances against our deferred tax assets, when necessary, in accordance with ASC 740, Income Taxes. Realization of deferred tax assets (such as net operating loss carry-forwards) is dependent on future taxable earnings and is therefore uncertain. At least quarterly, we assess the likelihood that our deferred tax asset balance will be recovered from future taxable income. To the extent we believe that recovery is not likely, we establish a valuation allowance against our deferred tax asset, increasing our income tax expense in the period such determination is made. In addition, we have not recorded U.S. income tax expense for foreign earnings that we have determined to be indefinitely reinvested. On an interim basis, we estimate what our effective tax rate will be for the full fiscal year. The estimated annual effective tax rate is then applied to the year-to-date pre-tax income excluding unusual or infrequently occurring items, to determine the year-to-date tax expense. The income tax effects of infrequent or unusual items are recognized in the interim period in which they occur. As the fiscal year progresses, we continually refine our estimate based upon actual events and earnings by jurisdiction during the year. This continual estimation process periodically results in a change to our expected effective tax rate for the fiscal year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision equals the expected annual rate excluding the impact of infrequent or unusual items.

Warranty Costs. Our FOSSIL watch products sold in the U.S. are covered by a limited warranty against defects in materials or workmanship for a period of 11 years from the date of purchase. RELIC watch products sold in the U.S. are covered by a comparable 12 year limited warranty, while all other watch brands sold in the U.S. are covered by a comparable two year limited warranty. Generally, all of our watch products sold in Canada, Europe and Asia are covered by a comparable two year limited warranty. We determine our warranty liability using historical warranty repair experience. As changes occur in sales volumes and warranty experience, the warranty accrual is adjusted as necessary. The year-end warranty liability for fiscal years 2011, 2010 and 2009 was $11.0 million, $8.5 million and $6.4 million, respectively.

Hedge Accounting. We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. We have entered into certain forward contracts to hedge the risk of foreign currency rate fluctuations. We have elected to apply the hedge accounting rules as required by ASC 815, Derivatives and Hedging for these hedges. Our objective is to hedge the variability in forecasted cash flows due to the foreign currency risks primarily associated with certain anticipated inventory purchases. Changes in the fair value of forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income within stockholders’ equity, and are recognized in other (expense) income-net in the period which approximates the time the hedged inventory is sold.

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

Stock-Based Compensation. We account for stock-based compensation in accordance with the provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”). We utilize the Black-Scholes model to determine the fair value of stock options and stock appreciation rights on the date of grant. The model requires us to make assumptions concerning (i) the length of time employees will retain their vested stock options before exercising them (“expected term”), (ii) the volatility of our common stock price over the expected term, and (iii) the number of options that will be forfeited. Changes in these assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related expense amounts recognized on the consolidated statements of income and comprehensive income.

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Fair Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). FASB intends the new guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amended guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 assets and liabilities for which we will be required to disclose quantitative information about the unobservable inputs used in fair value measurements. These changes became effective for us beginning January 1, 2012. The adoption of ASU 2011-04 is not expected to have a material impact on our consolidated results of operations and financial position.

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the consolidated statement of shareholder’s equity and comprehensive income and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. The amendments in the update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This amendment also required an entity to present on the face of the financial statements adjustments for items that are reclassified from accumulated other comprehensive income to net income. However, in December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 (“ASU 2011-12”). ASU 2011-12 defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income while FASB further deliberates this aspect of the proposal. ASU 2011-05, as amended by ASU 2011-12, became effective for us beginning January 1, 2012. The adoption of ASU 2011-05 is not expected to have a material impact on our consolidated results of operations or financial position.

In September 2011, FASB issued ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 simplifies the assessment of goodwill for impairment by allowing companies the option to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a company concludes from the qualitative assessment that impairment is more likely than not, the entity is required to perform the two-step quantitative impairment test. These changes became effective for us beginning January 1, 2012. The adoption of ASU 2011-08 is not expected to have a material impact on our consolidated results of operations and financial position.

Results of Operations

The following table sets forth, for the periods indicated, (i) the percentages of our net sales represented by certain line items from our consolidated statements of income and comprehensive income and (ii) the percentage changes in these line items between the fiscal years indicated.

Fiscal Year	2011	Percentage Change from 2010	2010	Percentage Change from 2009	2009
Net sales	100.0%	26.4%	100.0%	31.2%	100.0%
Cost of sales	43.9	28.9	43.1	24.5	45.4

Gross profit	56.1	24.6	56.9	36.7	54.6
Operating expenses:
Selling and distribution	27.9	22.5	28.7	22.0	30.9
General and administrative	9.8	29.2	9.6	26.1	10.0

Operating income	18.4	25.4	18.6	77.9	13.7
Interest expense	0.1	113.7	0.1	376.2	0.0
Other (expense) income-net	(0.7)	(302.4)	0.4	4.8	0.5

Income before income taxes	17.6	17.5	18.9	74.7	14.2
Provision for income taxes	5.6	20.8	5.9	57.8	4.9

Net income	12.0	16.0	13.0	83.6	9.3
Net income attributable to noncontrolling interest, net of taxes	0.5	31.1	0.4	89.7	0.3

Net income attributable to Fossil, Inc.	11.5%	15.5%	12.6%	83.4%	9.0%

Net Sales. The following table sets forth consolidated net sales by segment and the percentage relationship of each segment to consolidated net sales for the fiscal years indicated (in millions, except percentage data):

	Amounts			Percentage of Total
Fiscal Year	2011	2010	2009	2011	2010	2009
Wholesale
North America	$967.5	$779.2	$551.1	37.7%	38.3%	35.6%
Europe	695.4	547.4	467.1	27.1	27.0	30.2
Asia Pacific	297.0	220.8	153.8	11.5	10.9	9.9

Total wholesale	1,959.9	1,547.4	1,172.0	76.3	76.2	75.7
Direct to consumer	607.4	483.3	376.1	23.7	23.8	24.3

Consolidated	$2,567.3	$2,030.7	$1,548.1	100.0%	100.0%	100.0%

Fiscal Year 2011 Compared to Fiscal Year 2010

Net Sales. The following table illustrates by factor the total year-over-year percentage change in net sales by segment and on a consolidated basis:

	Exchange Rates	Organic Change	Total Change
North America wholesale	0.1%	24.1%	24.2%
Europe wholesale	5.1	21.9	27.0
Asia Pacific wholesale	6.7	27.8	34.5
Direct to consumer	2.1	23.6	25.7
Consolidated	2.6%	23.8%	26.4%

The following net sales discussion excludes the impact on sales growth attributable to foreign currency rate changes as noted in the above table.

Consolidated Net Sales. We believe watch sales across all of our operating segments are benefiting from a resurgence in the watch category in general, resulting in consumers allocating more of their discretionary spending to this fashion category. We also believe our results are outpacing those of our competitors as consumers respond positively to our innovative product offerings and focused presentations at retail. We attribute this favorable consumer response to our designs, which incorporate newer materials into the construction of the watch while also maintaining a very strong price to value relationship. With respect to the FOSSIL brand, we have followed a strategy of focusing our marketing efforts on point-of-sale presentations, as well as our catalog and web-based marketing initiatives and the growth of our FOSSIL store and e-commerce footprint. We believe these strategies are clearly communicating the aspirational lifestyle image of the brand and are resonating strongly with consumers around the world. Net sales of FOSSIL branded products increased by 17.3% during fiscal year 2011.

North America Wholesale Net Sales. Net sales in the North America wholesale segment rose 24.1%, or $187.4 million, during fiscal year 2011, including double-digit sales growth across all major product categories. Watch sales increased 29.5%, or $162.7 million, representing broad-based growth across brands. Licensed brand watch sales were led by sales volume increases in MICHAEL KORS of $83.1 million, DIESEL of $14.3 million, ARMANI EXCHANGE of $11.8 million, MARC BY MARC JACOBS of $10.8 million, BURBERRY of $8.5 million and EMPORIO ARMANI of $8.2 million. Additionally, FOSSIL and RELIC watch sales volumes increased $16.4 million and $4.8 million, respectively. These increases were partially offset by sales volume declines of $4.5 million in our mass market business. Shipments to third party distributors, located primarily in South America, increased by 47.9%, or $36.9 million, during fiscal year 2011. MICHAEL KORS sales volume increases were primarily attributable to increased case space allocated by retailers in the department store channel as a result of strong sell-through rates and door expansion in MICHAEL KORS boutiques. DIESEL, ARMANI EXCHANGE and EMPORIO ARMANI sales volume increases were principally driven by increased doors with existing customers in the department store channel. DIESEL sales volumes also benefitted from a shift in the sales mix to higher price points. Increases in MARC BY MARC JACOBS and BURBERRY were primarily a result of increased sell-through rates with existing customers in the department store channel. We believe the RELIC sales volumes were favorably impacted by an upward trend in the overall fashion watch category in the mid-tier department store channel. Decreased sales volumes in our mass market distribution channel were principally driven by retailers destocking inventory levels.

The leather and jewelry categories also contributed to the sales volume growth in North America during fiscal year 2011, increasing 11.5%, or $19.7 million, and 24.0%, or $5.4 million, respectively. Growth in the leathers business was primarily attributable to FOSSIL women’s and men’s leather sales volume increases of $14.4 million and $4.9 million, respectively. The FOSSIL leathers business was favorably impacted by increased sell-through rates at retail and increased average unit retail prices as a result of introducing a growing selection of higher quality details and fabrications in our leather products. Increases in the jewelry category were primarily the result of the launch of MICHAEL KORS jewelry during fiscal year 2011, which contributed $6.4 million, partially offset by a sales volume decline of $2.4 million in FOSSIL accessory jewelry as a result of lower sell-through rates in fiscal year 2011 as compared to the prior fiscal year.

Europe Wholesale Net Sales. Europe wholesale net sales rose 21.9%, or $119.9 million, during fiscal year 2011, primarily as a result of a 22.7%, or $90.0 million, increase in watch shipments. All key markets and major watch brands experienced growth, with the greatest gains delivered by MICHAEL KORS of $23.5 million, FOSSIL of $21.5 million, DKNY of $11.2 million, DIESEL of $10.0 million and EMPORIO ARMANI and BURBERRY of $8.9 million each. Sales growth in MICHAEL KORS primarily resulted from increased door growth in the region as well as the continuing brand building initiatives by the licensor. We believe the growth in all of our other watch brands was a result of consumers’ positive response to our focused and innovative designs, lifestyle brand imaging and the strong price to value relationship of our product offerings in comparison to our competitors in the region. The leather and jewelry businesses also favorably impacted fiscal year 2011 by increasing 71.8%, or $19.0 million, and 11.0%, or $11.2 million, respectively. The leather business continues to expand in Europe as a result of the increased FOSSIL brand awareness generated from the growing number of retail stores and websites launched in key markets. Additionally, during fiscal year 2011, sales to third party distributors, located primarily in Eastern Europe and the Middle East, rose 40.3%, or $35.1 million, as a result of increased brand awareness and higher sell-through rates.

Asia Pacific Wholesale Net Sales. In fiscal year 2011, Asia Pacific wholesale net sales increased 27.8%, or $61.4 million. This increase was principally attributable to increases in our watch and leather categories of 32.1%, or $61.0 million, and 36.2%, or $4.6 million, respectively. These sales volume gains were partially offset by a 42.9%, or $5.2 million, decrease in jewelry sales volumes primarily as a result of discontinuing a non-strategic, local jewelry brand in India. Our business model in Asia is focused on expanding our concessions model across key markets while exploring opportunities to further advance the FOSSIL brand across the region. Combined sales volumes in our strategic markets of China, Korea and Japan increased 39.7% during fiscal year 2011 as compared to the prior fiscal year. At the end of fiscal year 2011, we operated 213 concession locations in Asia with a net 52 new concessions opened during the last twelve months. For the 2011 fiscal year, concession sales increased by 74.1% with comparable store sales growing 24.1% in comparison to the prior fiscal year. These concessions represent a large opportunity for us in that they allow us to control the brand presentation and customer experience at the point of sale and capture the full retail price.

We believe our diverse global distribution network, including owned distribution in 22 countries, combined with our design and marketing capabilities, will allow us to continue to take shelf space from lesser known local and regional brands as we continue to increase brand awareness through the growth of our retail stores and introduction of new websites in many of the countries in which we operate. We also believe that investments we have made in certain emerging markets will allow us to experience higher levels of growth in our international wholesale segments in comparison to our North America wholesale segment.

Direct to Consumer Net Sales. Direct to consumer net sales increased 23.6%, or $113.8 million, during fiscal year 2011, principally the result of comparable store sales increases of 17.4% and a 6.1% increase in the average number of stores open during the fiscal year. The emphasis we have placed upon engaging our customers within our redesigned store environment and the focus on our proven selling metrics has improved store productivity. During fiscal year 2011, comparable store sales related to our global full price accessory concept increased by 11.5%, while our global outlet stores experienced comparable store sales growth of 26.2%. Additionally, our Direct to consumer segment was favorably impacted in fiscal year 2011 by $5.0 million of additional e-commerce sales, primarily driven by our U.S., Germany and U.K.-based e-commerce businesses. In December, our most productive month for e-commerce, our e-commerce business increased by 11.7% in 2011 as compared to December 2010.

We ended fiscal year 2011 with 398 stores, including 245 full price accessory stores, 142 of which were outside of North America, 104 outlet locations, including 29 outside of North America, 36 clothing stores, including 4 outside of North America, and 13 full price multi-brand stores, including 11 outside of North America. This compares to 364 stores at the end of fiscal year 2010, including 230 full price accessory stores, 127 of which were outside of North America, 93 outlet locations, including 22 outside of North America, 31 clothing stores, including 3 outside of North America, and 10 full price multi-brand stores, including 9 outside of North America. During fiscal year 2011, we opened 51 new stores and closed 17 stores. During fiscal year 2012, we anticipate opening approximately 70 to 75 additional retail stores and closing approximately 18 stores globally.

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

Gross Profit. Gross profit of $1.4 billion in fiscal year 2011 represented an increase of 24.6% in comparison to $1.2 billion in the prior fiscal year. This increase was primarily a result of an increase in net sales partially offset by a reduction in gross profit margin. Gross profit margin decreased 80 basis points to 56.1% in fiscal year 2011 compared to 56.9% in the prior fiscal year. The decrease in gross profit margin was primarily driven by increased production costs, lower margin sales to off-price retailers and, to a lesser extent, an increase in the sales mix of lower margin sales to third party distributors. Partially offsetting these declines in gross profit margin was an increase in the mix of sales of higher margin watch products in comparison to leather products, including a greater mix of higher margin licensed watch brands in fiscal year 2011 as compared to the prior fiscal year. Additionally, the impact of a weaker U.S. dollar during fiscal year 2011 in comparison to the prior fiscal year benefitted gross profit margin by approximately 180 basis points.

Our consolidated gross profit margin is also impacted by our diversified business model that includes but is not limited to: (i) a significant number of product categories we distribute, (ii) the multiple brands we offer within several product categories, (iii) the geographical presence of our businesses, and (iv) the different distribution channels we sell to or through. The components of this diversified business model produce varying ranges of gross profit margin. Generally, on a historical basis, our fashion branded watch, jewelry and sunglass offerings produce higher gross profit margins than our leather goods categories. In addition, in most product categories that we offer, brands with higher retail price points generally produce higher gross profit margins compared to those of lower retail priced brands. From a segment standpoint, our Direct to consumer business generally produces the highest gross profit margin as a result of these sales being direct to the ultimate consumer. Gross profit margins related to sales in our international wholesale segments are historically lower than our Direct to consumer segment, but historically higher than our North America wholesale segment primarily due to the following factors: (i) premiums charged in comparison to retail prices on products sold in the U.S., (ii) the product sales mix in our international wholesale segments, in comparison to our North America wholesale segment, are comprised more predominantly of watches and jewelry that generally produce higher gross profit margins than leather goods; and (iii) the watch sales mix in our international wholesale segments, in comparison to our North America wholesale segment, are comprised more predominantly of higher priced licensed brands.

Operating Expenses. Operating expenses, expressed as a percentage of net sales, decreased to 37.7% in fiscal year 2011 compared to 38.3% in the prior fiscal year. Total operating expenses in fiscal year 2011 increased by $188.4 million, primarily as a result of increased sales. The translation of foreign-based expenses in fiscal year 2011 increased operating expenses by $23.3 million as a result of the weaker U.S. dollar, in comparison to the prior fiscal year. Excluding currency effects, fiscal year 2011 operating expenses in our wholesale segments, Direct to consumer segment and corporate cost areas increased by $76.9 million, $57.6 million and $30.6 million, respectively, as compared to the prior fiscal year. A majority of the expense growth in the wholesale segments was related to ongoing investments in the Asia region. Expense growth in other regions was primarily related to increased compensation costs and marketing expenses. Expense increases in the Direct to consumer segment were primarily attributable to store growth, increased web-based marketing expenditures, expansion of our catalog costs and costs associated with the launch and ongoing expenses of our customer relationship management initiative. Expense growth in the corporate cost area was primarily attributable to increased payroll costs due to headcount additions and incentive and equity-based compensation, and operating costs and incurring expenses to move into our new corporate headquarters. In addition, fiscal year 2010 included a non-cash charge of approximately $3.7 million related to an other than temporary fixed asset impairment.

The following table sets forth operating expenses on a segment basis and the relative percentage of operating expenses to net sales for each segment for the fiscal years indicated (in millions, except for percentage data):

Fiscal Year	2011		2010
	Operating Expense	% of Net Sales	Operating Expense	% of Net Sales
North America wholesale	$165.4	17.1%	$146.3	18.8%
Europe wholesale	199.2	28.6	164.1	30.0
Asia Pacific wholesale	134.1	45.2	96.1	43.5
Direct to consumer	322.7	53.1	258.2	53.4
Corporate	145.8		114.1

Total	$967.2	37.7%	$778.8	38.3%

Operating Income. Operating income increased $95.6 million, or 25.4%, in fiscal year 2011. As a percentage of net sales, operating income decreased slightly to 18.4% of net sales in fiscal year 2011 compared to 18.5% of net sales in the prior fiscal year, primarily as a result of a decrease in gross profit margin, partially offset by 60 basis points of operating expense leverage. During fiscal year 2011, operating income was positively impacted by approximately $39.2 million as a result of the translation of foreign-based sales and expenses into U.S. dollars.

Interest Expense. Interest expense increased by $1.3 million in fiscal year 2011, primarily driven by increased participation by our Asia Pacific subsidiaries in our intercompany cash pool at interest rates in excess of those earned on cash deposits by our European subsidiaries participating in the pool.

Other (Expense) Income-Net. Other (expense) income-net primarily reflects interest income from investments, foreign currency transaction gains or losses resulting from mark-to-market, hedging and other transactional activities, and equity in the earnings or losses of our non-consolidated joint venture in Spain. During fiscal year 2011, other (expense) income-net changed unfavorably by approximately $27.0 million, primarily driven by net foreign currency transaction losses of $20.7 million in fiscal year 2011, as compared to net foreign currency transaction gains of $5.2 million in fiscal year 2010.

Provision for Income Taxes. Income tax expense for fiscal year 2011 was $144.2 million, resulting in an effective tax rate of 31.9%, compared to 31.1% in fiscal year 2010. Fiscal year 2011 income tax expense was positively impacted due to certain tax provision offsets carrying a higher effective tax rate. Fiscal year 2010 income tax expense was favorably impacted by the recognition of previously unrecognized income tax benefits in connection with the completion of prior year income tax audits during the fiscal year.

Net Income Attributable to Noncontrolling Interest. Net income attributable to noncontrolling interest, which represents the minority interest portion of subsidiaries in which we own less than 100%, increased $3.0 million for fiscal year 2011. This increase was primarily a result of increased net income related to our less than 100% owned watch assembly facilities.

Net Income Attributable to Fossil, Inc. Fiscal year 2011 net income attributable to Fossil, Inc. increased 15.5% to $294.7 million, or $4.61 per diluted share, in comparison to $255.2 million, or $3.77 per diluted share, in the prior fiscal year. Net income attributable to Fossil, Inc. for fiscal year 2011 included net foreign currency gains of $0.14 per diluted share and a $0.26 per diluted share benefit as a result of a 5.5% lower outstanding share count related to our ongoing stock repurchase program.

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

North America Wholesale Net Sales. Net sales in the North America wholesale segment, which consists of our operations in the U.S., Canada, Mexico and sales to third-party distributors in South America, increased 40.7%, or $224.4 million, during fiscal year 2010. We attribute this increase to consumers’ positive reactions to our innovative product offerings and an upward trend in the fashion watch category. These favorable watch sales trends have prompted retailers to place greater emphasis on the category by increasing staff to service the watch customer, increasing open-to-buy dollars and expanding marketing initiatives, thereby further accelerating net sales. The increased sell-through rates of our watch products at our retailers have also resulted in these customers restocking inventories during fiscal year 2010, after heavily destocking inventory levels in fiscal year 2009 due to the economic downturn. Additionally, our customers have been increasing the level of inventories in certain situations, including allocating additional retail space within their stores, to meet the increased demand for our watch products. As a result of the acceleration in sales in fiscal year 2010 in comparison to the destocking activity in fiscal year 2009, North American wholesale watch shipments increased by 60.9%, or $207.9 million, in fiscal year 2010. Licensed brands, FOSSIL and MICHELE represented the strongest net sales contributions, increasing by 113.9%, 35.4% and 49.7%, respectively. Licensed brand watch sales were primarily led by sales volume increases in MICHAEL KORS of 218.4%, or $95.5 million, and, to a lesser extent, increases in EMPORIO ARMANI of 48.8%, DIESEL of 61.0%, DKNY of 46.8% and MARC BY MARC JACOBS of 61.0%. In addition, our RELIC watch business increased 20.8% during fiscal year 2010. MICHAEL KORS sales volumes were principally driven by innovative designs, increased sell-through rates at retail and additional case space allocated by retailers in the department store channel.

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

Europe Wholesale Net Sales. Net sales in our Europe wholesale segment increased 22.8%, or $106.4 million, during fiscal year 2010. During fiscal year 2010, our Europe wholesale segment benefited from a similar level of increased consumer response to new designs as we experienced in the North America wholesale segment. Additionally, Europe wholesale net sales increases in fiscal year 2010 benefited from similar de-stocking activities to that experienced in our North America wholesale segment, primarily during the last nine months of fiscal year 2009. Watch sales experienced the most significant growth, increasing 23.3%, or $78.5 million. All major watch brands contributed to this growth with increases of 19.7% in FOSSIL, 24.3% in EMPORIO ARMANI, 101.3% in MICHAEL KORS, 26.6% in DIESEL and 18.2% in DKNY representing the strongest performances. During fiscal year 2010, our jewelry and leather categories also delivered strong double-digit increases of 21.0% and 46.7%, respectively. We believe net sales increases in our jewelry category were positively impacted by trends similar to those that we experienced in our watch business. We believe the growth experienced in our leather products business in fiscal year 2010 was a result of our initiative to expand our leather offerings in our wholesale channel by leveraging the increased brand awareness generated by the expansion of our FOSSIL accessory store concept in the region over the last two years. In addition, shipments to third-party distributors increased 45.4% in fiscal year 2010, which we believe was principally related to increased sell-through rates of our fashion watch offerings and to our distributors replenishing inventory during fiscal year 2010 in comparison to destocking inventory in the prior fiscal year.

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

Operating Expenses. Total operating expenses increased $145.5 million to $778.8 million in fiscal year 2010. Expressed as a percentage of net sales, operating expenses decreased to 38.3% in fiscal year 2010 compared to 40.9% in the prior fiscal year and included a favorable impact of approximately $3.5 million related to the translation of foreign-based expenses due to a stronger U.S. dollar. On a constant dollar basis, operating expenses in our wholesale segments, Direct to consumer segment and corporate cost areas increased by $78.9 million, $35.7 million and $34.4 million, respectively, in fiscal year 2010. Expense growth in the wholesale segments was principally a result of increased marketing expenses and compensation costs. Expense increases in the Direct to consumer segment were primarily attributable to store growth, expansion of our catalog mailings and increased web-based marketing expenditures. Expense growth in the corporate cost area was primarily associated with increased compensation costs, including a $3.8 million increase in equity compensation expense, and a non-cash charge of approximately $3.7 million related to an other than temporary fixed asset impairment.

The following table sets forth operating expenses on a segment basis and the relative percentage of operating expenses to net sales for each segment for the fiscal years indicated (in millions, except for percentage data):

Fiscal Year	2010		2009
	Operating Expense	% of Net Sales	Operating Expense	% of Net Sales
North America wholesale	$146.3	18.8%	$118.9	21.6%
Europe wholesale	164.1	30.0	146.0	31.3
Asia Pacific wholesale	96.1	43.5	66.9	43.5
Direct to consumer	258.2	53.4	222.6	59.2
Corporate	114.1		78.8

Total	$778.8	38.3%	$633.2	40.9%

Operating Income. Operating income increased by 77.9% to $376.4 million in fiscal year 2010 compared to $211.6 million in fiscal year 2009. Operating income margin increased by 480 basis points to 18.5% of net sales in fiscal 2010 compared to 13.7% in the prior fiscal year, principally as a result of increased net sales, gross profit margin expansion and a decrease in operating expenses as a percentage of sales. Operating income included approximately $6.8 million of net currency losses in fiscal year 2010 related to the translation of foreign-based sales and expenses into U.S. dollars.

Interest Expense. Interest expense increased by $884,000 in fiscal year 2010, primarily driven by increased participation by our Asia Pacific subsidiaries in our intercompany cash pool at interest rates in excess of those earned on cash deposits by our European subsidiaries in the pool.

Other (Expense) Income - Net. Other (expense) income - net primarily reflects interest income from investments, foreign currency transaction gains or losses resulting from mark-to-market, hedging and other transactional activities, and equity in the earnings or losses of our non-consolidated joint venture in Spain. During fiscal year 2010, other (expense) income - net changed favorably by approximately $409,000 as compared to fiscal year 2009, primarily driven by increased equity earnings of our non-consolidated joint venture in Spain and increased interest income, partially offset by decreased net foreign currency transaction gains.

Provision for Income Taxes. Income tax expense for fiscal 2010 was $119.3 million, resulting in an effective tax rate of 31.1%, compared to 34.4% in fiscal year 2009. Fiscal year 2010 income tax expense was favorably impacted by the recognition of previously unrecognized income tax benefits in connection with the completion of prior year income tax audits during the fiscal year.

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

Effects of Inflation

Although inflation in raw materials and production costs have had a negative impact on our gross profit margins, we do not believe that inflation overall has had a material impact on our results of operations for the periods presented. Substantial increases in costs in the future, however, could have a material impact on us and the industry. We believe that, to the extent inflation increases our costs in the future, we could generally offset that inflation over time by increasing prices, if competitive conditions permit.

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

Net cash provided by operating activities of $251.3 million in fiscal year 2011 was more than offset by cash used in investing and financing activities of $110.1 million and $249.9 million respectively, resulting in a $105.3 million decrease in cash and cash equivalents since the end of fiscal year 2010. During fiscal year 2011, net cash provided by operating activities consisted of net income of $307.4 million and favorable non-cash activities of $91.4 million, partially offset by an unfavorable increase in net operating assets and liabilities of $147.5 million. During fiscal year 2011, cash used in investing activities was primarily driven by $109.9 million in capital expenditures. During fiscal year 2011, cash used in financing activities was principally comprised of $270.9 million of common stock repurchases. Foreign exchange rate translations increased cash and cash equivalents by $3.4 million during fiscal year 2011.

As illustrated in the contractual obligations table below, we have approximately $ 2.7 million of unrecognized tax benefits that have been recorded as liabilities and could be settled in the next 12 months. Settlement of such amounts could require utilization of working capital.

As of December 31, 2011, we have not provided for U.S. federal and state income taxes on approximately $371.8 million of undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the United States. If in the future we decide to repatriate such earnings, we would incur incremental U.S. federal and state income tax, reduced by allowable foreign tax credits. However, our intent is to keep these funds indefinitely reinvested outside of the United States and our current plans do not indicate a need to repatriate them to fund our U.S. operations.

Accounts receivable increased by 14.9% to $302.5 million during fiscal year 2011 compared to $263.2 million at the end of the prior fiscal year, primarily due to an increase in wholesale shipments. Average days sales outstanding for our wholesale segments for fiscal year 2011 was 46 days in comparison to 48 days in the prior fiscal year.

Inventory at the end of fiscal year 2011 was $489.0 million, representing an increase of 31.5% from the prior fiscal year inventory balance of $371.9 million. An approximate five day reduction in lead times in watch shipments in December 2011 resulted in approximately $30 million of inventory receipts shifting from the first quarter of fiscal year 2012 to the fourth quarter of fiscal year 2011. Additionally, given the natural disasters that occurred in Japan in early fiscal year 2011 and the concentration of our movement supply in that country, we have increased the level of inventory related to key watch component parts including those with longer lead times.

In fiscal year 2010, our Board of Directors approved two common stock repurchase programs pursuant to which up to $30 million and $750 million, respectively, could be used to repurchase outstanding shares of our common stock. Both of these repurchase programs are to be conducted pursuant to Rule 10b-18 of the Securities Exchange Act of 1934. The $750 million repurchase program has a termination date of December 2013 and the $30 million repurchase program has no termination date. We repurchased 3.1 million shares under the $750 million repurchase program during fiscal year 2010 at a cost of $179.2 million. During fiscal year 2011, we repurchased 3.1 million shares under the $750 million repurchase program at a cost of $270.9 million. We did not make any repurchases under the $30 million plan during fiscal year 2011. On February 16, 2012, we entered into a new $100 million 10b5-1 plan under the $750 million repurchase program. This new plan has a termination date of May 3, 2012.

At the end of fiscal year 2011, we had working capital of $844.1 million compared to working capital of $801.3 million at the end of the prior fiscal year. Additionally, we had approximately $9.0 million of outstanding short-term borrowings and $6.2 million in long-term debt.

On December 17, 2010, we and certain of our subsidiaries entered into a three year Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, swingline lender and issuing lender, Wells Fargo Securities, LLC, as sole lead arranger and sole book manager and Bank of America, N.A., as lender. The Credit Agreement provides for revolving credit loans in the amount of

$300 million (the “Revolver”), a swingline loan of $20 million, and letters of credit. We had no outstanding borrowings under the Revolver at the end of fiscal year 2011. Amounts outstanding under the Revolver bear interest at our option of (i) the base rate (defined as the higher of (a) the prime rate publicly announced by Wells Fargo (3.25% at fiscal year end 2011), (b) the federal funds rate plus 1.50% and (c) the London Interbank Offer Rate (“LIBOR”) (0.3% at fiscal year end 2011) plus 1.50%) plus the base rate applicable margin (which varies based upon our consolidated leverage ratio (the “Ratio”) from 0.25% if the Ratio is less than 1.00 to 1.00, to 1.00% if the Ratio is greater than or equal to 2.00 to 1.00) or (ii) the LIBOR rate (defined as the quotient obtained by dividing (a) LIBOR by (b) 1.00 minus the Eurodollar reserve percentage) plus the LIBOR rate applicable margin (which varies based upon the Ratio from 1.25% if the Ratio is less than 1.00 to 1.00 to 2.00% if the Ratio is greater than or equal to 2.00 to 1.00). Amounts outstanding under the swingline loan under the Credit Agreement or upon any drawing under a letter of credit bear interest at the base rate plus the base rate applicable margin. We had $0.9 million of outstanding standby letters of credit at December 31, 2011 that reduce amounts available under the Revolver.

In November 2009, our Japanese subsidiary, Fossil Japan, Inc. (“Fossil Japan”), entered into a 400 million Yen revolving credit facility agreement (the “Facility”). The Facility bears interest at the short-term prime rate (1.475% at fiscal year end 2011). At the end of fiscal year 2011, we had approximately $2.6 million of outstanding borrowings under the Facility. On February 22, 2012, approximately $3.8 million of borrowings under the Facility were renewed at the short-term prime rate of 1.475%, with a maturity of date of May 22, 2012.

At the end of fiscal year 2011, excluding long-term capital lease obligations of $2.5 million, we had outstanding long-term borrowings of $3.7 million related to our wholly-owned subsidiary, Fossil Group Europe, Gmbh (“FGE”), in the form of a term note. This note has a variable interest term with an interest rate at the end of fiscal year 2011 of 2.0%, and interest payments are due quarterly. This note requires minimum principal payments of 100,000 Swiss Francs each year, has no stated maturity and has no penalties for early termination.

On April 6, 2011, our Korean subsidiary, Fossil (Korea) Limited (“Fossil Korea”), entered into a new $20 million credit facility agreement (the “Agreement”) with Bank of America, N.A., Seoul Branch. Borrowings under the Agreement are renewed on a monthly basis. The Agreement bears interest, based on a three month CD rate which is published by the Korea Securities Dealers Association (3.55% at fiscal year end 2011), plus 120 basis points for a one month period or plus 130 basis points for a three month period. As of December 31, 2011, Fossil Korea had an outstanding balance of 7 billion Won, or $6.0 million, at an interest rate of 4.75%. Approximately $6.2 million of borrowings under the Agreement were renewed at an interest rate of approximately 4.75% in each of January 2012 and February 2012. The February 2012 borrowings have a maturity date of March 21, 2012.

At December 31, 2011, we were in compliance with all material debt covenants related to all of our credit facilities. We believe that cash flows from operations combined with existing cash on hand and amounts available under the Revolver will be sufficient to fund our working capital needs, common stock repurchases, planned acquisition and planned capital expenditures for the next twelve months.

Contractual Obligations

The following table identifies our contractual obligations as of December 31, 2011 (in thousands).

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations (1)	$12,464	$8,731	$213	$213	$3,307
Minimum royalty payments (2)	279,626	121,233	126,549	27,854	3,990
Capital lease obligations	10,947	701	2,472	2,158	5,616
Operating lease obligations	638,857	103,177	185,680	151,419	198,581
Purchase obligations (3)	281,500	278,432	3,018	50	0
Uncertain tax positions (4)	2,677	2,677	0	0	0

Total contractual obligations	$1,226,071	$514,951	$317,932	$181,694	$211,494

(1)	Consists of borrowings in Japan, Korea and Switzerland, excluding contractual interest payments that are variable in nature.
(2)	Consists primarily of exclusive licenses to manufacture watches and jewelry under trademarks not owned by us. Also includes amounts owed pursuant to various license and design service agreements under which we are obligated to pay the licensors a percentage of our net sales of these licensed products, subject to minimum scheduled royalty, design and advertising payments.
(3)	Consists primarily of outstanding letters of credit, which represent inventory purchase commitments that typically mature in one to eight months and open non-cancelable purchase orders.
(4)	Management has only included its current ASC 740 liability in the table above. Long-term amounts of $15.3 million have been excluded because the payment timing cannot be reasonably estimated.

Off Balance Sheet Arrangements

None.

Selected Quarterly Consolidated Financial Data

The table below sets forth selected quarterly consolidated financial information. The information is derived from our unaudited consolidated financial statements and includes, in the opinion of management, all normal and recurring adjustments that management considers necessary for a fair statement of results for such periods. The operating results for any quarter are not necessarily indicative of results for any future period. Certain line items presented in the tables below, when aggregated, may not agree with the corresponding line items on our Consolidated Statements of Income and Comprehensive Income for fiscal years 2011 and 2010 due to rounding (in thousands, except per share data).

Fiscal Year 2011	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net sales	$536,975	$556,661	$642,910	$830,756
Gross profit	301,812	311,976	359,529	465,869
Operating expenses	209,256	225,714	240,720	291,505
Operating income	92,556	86,262	118,809	174,364
Income before income taxes	89,258	81,688	111,811	168,803
Provision for income taxes	31,192	27,657	39,307	46,001
Net income	58,066	54,031	72,504	122,802
Net income attributable to noncontrolling interest	2,244	2,670	2,895	4,891
Net income attributable to Fossil, Inc.	55,822	51,361	69,609	117,911
Comprehensive income	72,109	62,777	58,068	117,210
Comprehensive income attributable to noncontrolling interest	2,244	2,670	2,895	4,891
Comprehensive income attributable to Fossil, Inc.	69,865	60,107	55,173	112,319
Earnings per share:
Basic	0.87	0.81	1.10	1.88
Diluted	0.86	0.80	1.09	1.87
Gross profit as a percentage of net sales	56.2%	56.0%	55.9%	56.1%
Operating expenses as a percentage of net sales	39.0%	40.5%	37.4%	35.1%
Operating income as a percentage of net sales	17.2%	15.5%	18.5%	21.0%

Fiscal Year 2010	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net sales	$393,229	$412,560	$523,825	$701,076
Gross profit	219,419	236,885	298,743	400,118
Operating expenses	168,156	172,539	187,473	250,582
Operating income	51,263	64,346	111,270	149,536
Income before income taxes	53,739	64,524	111,257	154,690
Provision for income taxes	16,043	7,965	40,353	54,959
Net income	37,696	56,559	70,904	99,731
Net income attributable to noncontrolling interest	1,789	2,074	2,748	3,074
Net income attributable to Fossil, Inc.	35,907	54,485	68,156	96,657
Comprehensive income	25,496	43,323	88,705	92,324
Comprehensive income attributable to noncontrolling interest	1,780	2,062	2,764	3,084
Comprehensive income attributable to Fossil, Inc.	23,716	41,261	85,941	89,240
Earnings per share:
Basic	0.54	0.81	1.02	1.48
Diluted	0.53	0.80	1.00	1.46
Gross profit as a percentage of net sales	55.8%	57.4%	57.0%	57.1%
Operating expenses as a percentage of net sales	42.8%	41.8%	35.8%	35.7%
Operating income as a percentage of net sales	13.0%	15.6%	21.2%	21.3%

While the majority of our products are not seasonal in nature, a significant portion of our net sales and operating income is generally derived in the second half of the fiscal year. Our third and fourth quarters, which include the “back to school” and Christmas seasons, have historically generated a significant portion of our annual operating income. The amount of net sales and operating income generated during the first quarter is affected by the levels of inventory held by retailers at the end of the Christmas season, as well as general economic conditions and other factors beyond our control. In general, lower levels of inventory held by retailers at the end of the Christmas season may have a positive impact on our net sales and operating income in the first quarter of the following fiscal year as a result of higher levels of restocking orders placed by retailers. We currently believe that our inventory levels at our largest customers in the U.S. about which we have sufficient information to form an opinion were near their targeted inventory levels at the end of fiscal year 2011.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a multinational enterprise, we are exposed to changes in foreign currency exchange rates. Our most significant foreign currency risk relates to the Euro and, to a lesser extent, the British Pound, Australian Dollar, Canadian Dollar, Japanese Yen and Mexican Peso as compared to the U.S. dollar. Due to our vertical nature whereby a significant portion of goods are sourced from our owned facilities, the foreign currency risks relate primarily to the necessary current settlement of intercompany inventory transactions. We employ a variety of operating practices to manage these market risks relative to foreign currency exchange rate changes and, where deemed appropriate, utilize foreign currency forward contracts. These operating practices include, among others, our ability to convert foreign currency into U.S. dollars at spot rates and to maintain U.S. dollar pricing relative to sales of our products to certain distributors located outside the U.S. The use of foreign currency forward contracts allows us to offset exposure to rate fluctuations because the gains or losses incurred on the derivative instruments will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. We use derivative instruments only for risk management purposes and do not use them for speculation or for trading. There were no significant changes in how we managed foreign currency transactional exposure in fiscal year 2011 and management does not anticipate any significant changes in such exposures or in the strategies we employ to manage such exposure in the near future.

At December 31, 2011, we had outstanding foreign exchange contracts to sell 113.3 million Euro for approximately $156.6 million, expiring through June 2013, 2.8 billion Japanese Yen for approximately $33.3 million, expiring through December 2013, 14.9 million British Pounds for approximately $23.7 million, expiring through June 2013, 8.3 million Australian Dollars for approximately $7.7 million, expiring through September 2012, 97.7 million Mexican Pesos for approximately $7.3 million, expiring through July 2012 and 16.6 million Canadian Dollars for approximately $16.6 million, expiring through June 2013. If we were to settle our Euro, Japanese Yen, British Pound, Australian Dollar, Mexican Peso and Canadian Dollar based contracts at fiscal year end 2011, the net result would be a net gain of approximately $4.8 million, net of taxes. At fiscal year end 2011, a 10% unfavorable change in the U.S. dollar strengthening against foreign currencies to which we have balance sheet transactional exposures would have reduced net pre-tax income by $12.8 million. The translation of the balance sheets of our foreign-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. At fiscal year end 2011, a 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would have reduced consolidated stockholders’ equity by approximately $35.9 million. In the view of management, these hypothetical losses resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position, results of operations or cash flows.

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Fossil, Inc.

Richardson, Texas

We have audited the accompanying consolidated balance sheets of Fossil, Inc. and subsidiaries (“the Company”) as of December 31, 2011 and January 1, 2011, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fossil, Inc. and subsidiaries as of December 31, 2011 and January 1, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February, 29, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/S/ DELOITTE & TOUCHE LLP

Dallas, Texas

February 29, 2012

FOSSIL, INC.

CONSOLIDATED BALANCE SHEETS

IN THOUSANDS

	December 31, 2011	January 1, 2011
Assets
Current assets:
Cash and cash equivalents	$287,498	$392,794
Securities available for sale	155	8,864
Accounts receivable-net	302,467	263,218
Inventories	488,983	371,935
Deferred income tax assets-net	45,803	41,836
Prepaid expenses and other current assets	110,496	62,170

Total current assets	1,235,402	1,140,817

Investments	7,520	9,023
Property, plant and equipment-net	282,050	217,424
Goodwill	44,054	44,572
Intangible and other assets-net	73,896	55,737

Total long-term assets	407,520	326,756

Total assets	$1,642,922	$1,467,573

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$157,883	$122,266
Short-term debt	9,009	5,314
Accrued expenses:
Compensation	58,745	51,374
Royalties	48,807	39,731
Co-op advertising	21,287	23,101
Transaction taxes	23,086	18,894
Other	56,122	50,779
Income taxes payable	16,339	28,029

Total current liabilities	391,278	339,488

Long-term income taxes payable	17,194	9,088
Deferred income tax liabilities	86,328	47,893
Long-term debt	6,236	4,513
Other long-term liabilities	25,040	14,883

Total long-term liabilities	134,798	76,377
Commitments and contingencies (Note 13)

Stockholders’ equity:
Common stock, 68,370 and 67,882 shares issued at December 31, 2011 and January 1, 2011, respectively	684	679
Treasury stock, at cost, 6,215 and 3,206 shares at December 31, 2011 and January 1, 2011, respectively	(450,700)	(183,014)
Additional paid-in capital	149,243	117,215
Retained earnings	1,384,522	1,089,820
Accumulated other comprehensive income	22,180	19,418
Noncontrolling interest	10,917	7,590

Total stockholders’ equity	1,116,846	1,051,708

Total liabilities and stockholders’ equity	$1,642,922	$1,467,573

See notes to the consolidated financial statements.

FOSSIL, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

IN THOUSANDS, EXCEPT PER SHARE DATA

Fiscal Year	2011	2010	2009
Net sales	$2,567,302	$2,030,690	$1,548,093
Cost of sales	1,128,116	875,526	703,243

Gross profit	1,439,186	1,155,164	844,850

Operating expenses:
Selling and distribution	715,350	583,860	478,637
General and administrative	251,845	194,890	154,586

Total operating expenses	967,195	778,750	633,223

Operating income	471,991	376,414	211,627
Interest expense	2,391	1,119	235
Other (expense) income-net	(18,041)	8,915	8,506

Income before income taxes	451,559	384,210	219,898
Provision for income taxes	144,157	119,320	75,604

Net income	307,402	264,890	144,294
Less: Net income attributable to noncontrolling interest	12,700	9,685	5,106

Net income attributable to Fossil, Inc.	$294,702	$255,205	$139,188

Other comprehensive (loss) income, net of taxes:
Currency translation adjustment	$(6,491)	$(9,909)	$13,584
Unrealized (loss) gain on securities available for sale	(656)	554	1,093
Forward contracts hedging intercompany foreign currency payments-change in fair values	9,909	(5,687)	(4,364)

Total comprehensive income	310,164	249,848	154,607
Less: Comprehensive income attributable to noncontrolling interest	12,700	9,690	5,105

Comprehensive income attributable to Fossil, Inc.	$297,464	$240,158	$149,502

Earnings per share:
Basic	$4.66	$3.83	$2.09

Diluted	$4.61	$3.77	$2.07

Weighted average common shares outstanding:
Basic	63,298	66,701	66,684

Diluted	63,965	67,687	67,153

See notes to the consolidated financial statements.

FOSSIL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AMOUNTS IN THOUSANDS

						Accumulated other
						comprehensive income (loss)
							Unrealized	Unrealized
	Common stock		Additional			Cumulative	gain (loss) on	gain (loss)	Stockholders’		Total
	Shares	Par value	paid-in capital	Treasury stock	Retained earnings	translation adjustment	securities available for sale	on forward contracts	equity attributable to Fossil, Inc.	Noncontrolling interest	stockholders’ equity
Balance, January 3, 2009	66,502	$665	$81,905	$0	$695,427	$21,769	$(1,437)	$3,815	$802,144	$3,219	$805,363
Common stock issued upon exercise of stock options and stock appreciation rights	314	3	3,753	0	0	0	0	0	3,756	0	3,756
Tax benefit derived from stock-based compensation	0	0	1,166	0	0	0	0	0	1,166		1,166
Repurchase and retirement of common stock	(45)	0	(785)	785	0	0	0	0	0	0	0
Restricted stock issued in connection with deferred compensation plan	129	1	(1)	0	0	0	0	0	0	0	0
Restricted stock forfeiture put to treasury	0	0	212	(785)	0	0	0	0	(573)	0	(573)
Stock-based compensation expense	0	0	6,787	0	0	0	0	0	6,787	0	6,787
Net income	0	0	0	0	139,188	0	0	0	139,188	5,106	144,294
Unrealized gain on securities available for sale	0	0	0	0	0	0	1,093	0	1,093	0	1,093
Currency translation adjustment	0	0	0	0	0	13,584	0	0	13,584	(1)	13,583
Distribution of noncontrolling interest earnings	0	0	0	0	0	0	0	0	0	(2,693)	(2,693)
Forward contracts hedging intercompany foreign currency payments-change in fair values	0	0	0	0	0	0	0	(4,364)	(4,364)	0	(4,364)

Balance, January 2, 2010	66,900	$669	$93,037	$0	$834,615	$35,353	$(344)	$(549)	$962,781	$5,631	$968,412

Common stock issued upon exercise of stock options and stock appreciation rights	1,382	14	23,396	0	0	0	0	0	23,410	0	23,410
Tax benefit derived from stock-based compensation	0	0	11,961	0	0	0	0	0	11,961	0	11,961
Repurchase of common stock	0	0	0	(199,222)	0	0	0	0	(199,222)	0	(199,222)
Retirement of common stock	(563)	(6)	(21,746)	21,752	0	0	0	0	0	0	0
Restricted stock issued in connection with stock-based compensation plan	163	2	(2)	0	0	0	0	0	0	0	0
Common stock forfeitures put to treasury	0	0	727	(5,544)	0	0	0	0	(4,817)	0	(4,817)
Stock-based compensation expense	0	0	10,553	0	0	0	0	0	10,553	0	10,553
Net income	0	0	0	0	255,205	0	0	0	255,205	9,685	264,890
Unrealized gain on securities available for sale	0	0	0	0	0	0	554	0	554	0	554
Currency translation adjustment	0	0	0	0	0	(9,909)	0	0	(9,909)	5	(9,904)
Purchase of noncontrolling interest shares	0	0	(711)		0	0	0	0	(711)	(144)	(855)
Distribution of noncontrolling interest earnings	0	0	0	0	0	0	0	0	0	(7,587)	(7,587)
Forward contracts hedging intercompany foreign currency payments-change in fair values	0	0	0	0	0	0	0	(5,687)	(5,687)	0	(5,687)

Balance, January 1, 2011	67,882	$679	$117,215	$(183,014)	$1,089,820	$25,444	$210	$(6,236)	$1,044,118	$7,590	$1,051,708

Common stock issued upon exercise of stock options and stock appreciation rights	436	4	8,536	0	0	0	0	0	8,540	0	8,540
Tax benefit derived from stock-based compensation	0	0	9,980	0	0	0	0	0	9,980	0	9,980
Repurchase of common stock	0	0	0	(270,882)	0	0	0	0	(270,882)	0	(270,882)
Retirement of common stock	(75)	0	(6,220)	6,220	0	0	0	0	0	0	0
Restricted stock issued in connection with stock-based compensation plan	127	1	(1)	0	0	0	0	0	0	0	0
Common stock forfeitures put to treasury	0	0	481	(6,220)	0	0	0	0	(5,739)	0	(5,739)
Stock-based compensation expense	0	0	14,615	0	0	0	0	0	14,615	0	14,615
Common stock issued upon legal settlement	0	0	4,637	3,196	0	0	0	0	7,833	0	7,833
Net income	0	0	0	0	294,702	0	0	0	294,702	12,700	307,402
Unrealized loss on securities available for sale	0	0	0	0	0	0	(656)	0	(656)	0	(656)
Currency translation adjustment	0	0	0	0	0	(6,491)	0	0	(6,491)	0	(6,491)
Distribution of noncontrolling interest earnings	0	0	0	0	0	0	0	0	0	(9,373)	(9,373)
Forward contracts hedging intercompany foreign currency payments-change in fair values	0	0	0	0	0	0	0	9,909	9,909	0	9,909

Balance, December 31, 2011	68,370	$684	$149,243	$(450,700)	$1,384,522	$18,953	$(446)	$3,673	$1,105,929	$10,917	$1,116,846

See notes to consolidated financial statements.

FOSSIL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

AMOUNTS IN THOUSANDS

Fiscal Year	2011	2010	2009
Operating Activities:
Net income	$307,402	$264,890	$144,294
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	51,925	40,560	41,334
Stock-based compensation	14,615	10,553	6,787
(Decrease) increase in allowance for returns-net of inventory in transit	(700)	15,558	(557)
Loss on disposal of assets	2,582	748	618
Impairment losses	957	7,429	5,232
Equity in income of joint venture	(508)	(1,072)	(449)
Distribution from joint venture	2,226	4,726	0
Increase in allowance for doubtful accounts	556	3,921	2,599
Excess tax benefits from stock-based compensation	(9,980)	(11,961)	(1,166)
Deferred income taxes and other	29,697	11,213	3,235

Changes in operating assets and liabilities:
Accounts receivable	(44,061)	(85,893)	(4,180)
Inventories	(122,648)	(115,921)	44,569
Prepaid expenses and other current assets	(34,029)	(14,298)	8,491
Accounts payable	12,657	18,193	6,101
Accrued expenses	34,094	63,331	1,777
Income taxes payable	6,482	(2,800)	7,303

Net cash provided by operating activities	251,267	209,177	265,988

Investing Activities:
Additions to property, plant and equipment	(109,852)	(46,538)	(37,687)
Increase in intangible and other assets	(21,644)	(274)	(385)
Purchase of securities available for sale	(222)	(628)	(1,237)
Sales/maturities of securities available for sale	8,255	314	938
Proceeds from sale of property, plant and equipment	21,388	448	76
Purchase of noncontrolling interest shares	0	(855)	0
Net change in restricted cash	(7,998)	0	0

Net cash used in investing activities	(110,073)	(47,533)	(38,295)

Financing Activities:
Acquisition of common stock	(270,882)	(199,222)	0
Distribution of noncontrolling interest earnings	(9,373)	(7,587)	(2,693)
Excess tax benefits from stock based compensation	9,980	11,961	1,166
Borrowings on notes payable	12,883	1,243	5,111
Payments on notes payable	(8,838)	(389)	(7,055)
Common stock issued upon legal settlement	7,833	0	0
Proceeds from exercise of stock options	8,540	23,410	3,756

Net cash (used in) provided by financing activities	(249,857)	(170,584)	285
Effect of exchange rate changes on cash and cash equivalents	3,367	(3,441)	5,185

Net (decrease) increase in cash and cash equivalents	(105,296)	(12,381)	233,163
Cash and cash equivalents:
Beginning of year	392,794	405,175	172,012

End of year	$287,498	$392,794	$405,175

See notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

Consolidated Financial Statements include the accounts of Fossil, Inc., a Delaware corporation, and its subsidiaries (the “Company”). The Company reports on a fiscal year reflecting the retail-based calendar (containing 4-4-5 week calendar quarters). References to 2011, 2010 and 2009 are for the fiscal years ended December 31, 2011, January 1, 2011, and January 2, 2010, respectively. All intercompany balances and transactions are eliminated in consolidation. The Company is a leader in the design, development, marketing and distribution of contemporary, high quality fashion accessories on a global basis. The Company’s products are sold primarily through department stores, specialty retailers and Company-owned retail stores worldwide.

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

These changes included the reclassification of the Company’s wholesale operations in Canada and Mexico and its U.S. export business, all of which were previously recorded within the Company’s Other International wholesale segment, to the North America wholesale segment. The Company’s U.S. domestic wholesale operations previously recorded within the United States wholesale segment, were also reclassified to the North America wholesale segment. The Company’s Asia Pacific wholesale operations, previously recorded within the Other International wholesale segment, were reclassified to the Asia Pacific wholesale segment. The Company’s operations related to its joint venture with Fossil, Spain S.A., previously recorded within the Other International wholesale segment, were reclassified to the Europe wholesale segment. The Company’s historical segment disclosures were recast to be consistent with the current presentation.

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

Concentration of Risk involves financial instruments that potentially expose the Company to concentration of credit risk and consist primarily of cash investments and accounts receivable. The Company places its cash investments with high-credit quality financial institutions and currently invests primarily in corporate debt securities and money market funds with major banks and financial institutions. Accounts receivable are generally diversified due to the number of entities comprising the Company’s customer base and their dispersion across many geographic regions. The Company believes no significant concentration of credit risk exists with respect to these cash investments and accounts receivable.

A significant portion of sales of the Company’s products are supplied by manufacturers located outside of the U.S., primarily in Asia. While the Company is not dependent on any single manufacturer outside the U.S., the Company could be adversely affected by political or economic disruptions affecting the business or operations of third-party manufacturers located outside of the U.S. In fiscal years 2011 and 2010, three of the Company’s majority-owned assembly factories accounted for more than 60% of the Company’s total watch assembly and jewelry production.

Cash Equivalents are considered all highly liquid investments with original maturities of three months or less from the date of purchase.

Restricted Cash at December 31, 2011 was primarily comprised of $5.9 million in cash pledged as collateral to secure bank guarantees on behalf of the Company for payments related to prospective value added tax liabilities. This restricted cash is reported in prepaid expenses and other current assets in the Company’s consolidated balance sheets as a component of current assets. The Company also has $2.1 million in cash pledged as collateral to secure bank guarantees for the purpose of obtaining retail space. This restricted cash is reported in intangible and other assets-net in the Company’s consolidated balance sheets as a component of long-term assets.

Securities Available for Sale consists of debt securities with original maturities exceeding three months and investments in publicly traded equity securities. By policy, the Company invests primarily in high-grade, marketable securities. Unrealized holding gains (losses) are included in accumulated other comprehensive income in the Company’s consolidated balance sheets as a component of stockholders’ equity. In fiscal year 2011, the Company sold the bonds at their approximate carrying value for $8.1 million.

Accounts Receivable are stated net of allowances of approximately $61.6 million and $62.7 million for estimated customer returns and approximately $18.2 million and $18.0 million for doubtful accounts at the end of fiscal years 2011 and 2010, respectively. The Company’s bad debt allowance has increased over the last three fiscal years due to the challenging global economic environment. As a result of the difficult economic environment, many of the Company’s customers both domestically and internationally have experienced financial difficulties including bankruptcy. The Company increased its bad debt allowance to reserve for these bankruptcies, increased risks of non-payment and increased risk of customer charge-backs. The Company’s policy is to maintain the reserve balances for bankruptcies until such time as the bankruptcies are actually settled.

Inventories are stated at the lower of market or average cost, including any applicable duty and freight charges.

Investments in which the Company has significant influence over the investee are accounted for utilizing the equity method. If the Company does not have significant influence over the investee, the cost method is utilized.

Property, Plant and Equipment is stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets of thirty years for buildings, five years for furniture and fixtures and three to seven years for computer equipment and software. Leasehold improvements are amortized over the shorter of the lease term or the asset’s useful life.

Property, plant and equipment and other long-lived assets are evaluated for impairment whenever events or conditions indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows related to the asset. Impairment losses related to underperforming Company-owned retail stores of approximately $1.0 million, $1.8 million and $2.5 million were recorded in fiscal years 2011, 2010 and 2009, respectively, and are included in selling and distribution expenses in the Company’s consolidated statement of income and comprehensive income. The Company also recorded a $3.7 million impairment loss related to a Company-owned office building in fiscal 2010, which was included in general and administrative expenses in the Company’s consolidated statement of income and comprehensive income. No impairment losses were recorded on Company-owned office buildings in fiscal years 2011 or 2009.

Goodwill and Other Intangible Assets include the cost in excess of net tangible assets acquired (goodwill), trademarks, trade names, customer lists and patents. Trademarks, customer lists and patents are amortized using the straight-line method over their estimated useful lives, which are generally seven to twenty years. Goodwill and other indefinite-lived intangible assets, such as trade names acquired in business combinations, are evaluated for impairment annually as of the end of the fiscal year rather than amortized. Additionally, if events or conditions were to indicate the carrying value of a reporting unit or an indefinite-lived intangible asset may not be recoverable, the Company would evaluate the asset for impairment at that time. Impairment testing compares the carrying amount of the asset with its fair value. When the carrying amount of the asset exceeds its fair value, an impairment charge is recorded.

The Company has three reporting units for which it evaluates goodwill for impairment. These reporting units are North America wholesale, Europe wholesale and Asia Pacific wholesale. The fair value of each reporting unit is estimated using market comparable information. If the estimated fair value of a reporting unit exceeds its carrying value, no impairment charge is recorded. As of December 31, 2011, the fair value of each of these reporting units substantially exceeded its carrying value.

Judgments and assumptions are inherent in the Company’s estimate of future cash flows used to determine the estimate of the reporting unit’s fair value. The most significant assumptions associated with the fair value calculations include net sales growth rates and discount rates. If the actual future sales results do not meet the assumed growth rates, future impairments of goodwill may be incurred.

The Company estimates the fair value of its trade names using discounted cash flow methodologies. Due to the inherent uncertainties involved in making the estimates and assumptions used in the fair value analysis, actual results may differ, which could alter the fair value of the trade names and possibly result in impairment charges in future periods. The Company has completed the required annual impairment testing for trade names for fiscal years 2011, 2010 and 2009. No impairment charge was recorded in fiscal year 2011 and impairment charges of $1.8 million and $2.7 million were recorded in fiscal years 2010 and 2009, respectively. See Note 7-Intangible and Other Assets, for more information regarding impairment to the Company’s trade names.

Accrued Expenses Other includes liabilities relating to duty, deferred compensation, forward contracts, taxes, deferred rent, and other liabilities which are current in nature.

Warranty Liability is recorded using historical warranty repair experience. As changes in warranty costs are experienced, the warranty accrual is adjusted as necessary. The warranty liability at the end of fiscal years 2011, 2010 and 2009 was $11.0 million, $8.5 million and $6.4 million, respectively.

Cumulative Translation Adjustment is included as a component of accumulated other comprehensive income and reflects the adjustments resulting from translating the financial statements of foreign subsidiaries. The functional currency of the Company’s foreign subsidiaries is the currency of the primary economic environment in which the entity operates which is generally the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiaries are translated to U.S. dollars at fiscal year end exchange rates. Income and expense items are translated at daily or average monthly exchange rates. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains and losses in determining net income. The Company incurred net foreign currency transaction losses, including losses associated with the settlement of forward contracts, of approximately $20.7 million in fiscal year 2011 and gains of $5.2 million and $5.8 million in fiscal years 2010 and 2009, respectively, which have been included in other (expense) income-net.

Forward Contracts are entered into by the Company principally to hedge the future payment of intercompany inventory transactions by its non-U.S. subsidiaries. These cash flow hedges are stated at estimated fair value and changes in fair value are reported as a component of other comprehensive (loss) income, net of taxes. If the Company were to settle its Euro, Canadian Dollar, Japanese Yen, British Pound, Australian Dollar, and Mexican Peso based contracts at fiscal year end 2011, the result would have been a net gain of approximately $4.8 million, net of taxes. This unrealized gain is recognized in other comprehensive (loss) income, net of taxes.

Additionally, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the cash flows being hedged, any changes in fair value relating to the ineffective portion of these contracts would be recognized in other (expense) income-net. See Note 8-Derivatives and Risk Management for more information regarding the Company’s use of forward contracts.

Litigation Reserves are estimated amounts for claims that are probable and can be reasonably estimated and are recorded as liabilities in the consolidated balance sheet. The likelihood of a material change in these estimated reserves would be dependent on new claims that may arise, changes in the circumstances used to estimate amounts for prior period claims and favorable or unfavorable final settlements of prior period claims. As additional information becomes available, the Company assesses the potential liability related to new claims and existing claims and revises estimates as appropriate. As new claims arise or circumstances change relative to prior claim assessments, revisions in estimates of the potential liability could materially impact the Company’s results of consolidated operations and financial position.

Stock-Based Compensation is accounted for in accordance with the provisions of Accounting Standards Codification (“ASC”) 718, Compensation-Stock Compensation (“ASC 718”). The Company utilizes the Black-Scholes model to determine the fair value of stock options and stock appreciation rights on the date of grant. The model requires the Company to make assumptions concerning (i) the length of time employees will retain their vested stock options before exercising them (“expected term”), (ii) the volatility of the Company’s common stock price over the expected term, and (iii) the number of stock options that will be forfeited. Changes in these assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related expense amounts recognized on the consolidated statements of income and comprehensive income.

Revenues are recognized at the point title and the risks and rewards of ownership have passed to the customer, based on the terms of sale. The Company accepts limited returns and may request that a customer return a product if the customer has an excess of any style that the Company has identified as being a poor performer for that customer or geographic location. The Company continually monitors returns and maintains a provision for estimated returns based upon historical experience and any specific issues identified. Product returns are accounted for as reductions to revenue, cost of sales, accounts receivable and an increase in inventory to the extent the returned product is resalable. While returns have historically been within management’s expectations and the provisions established, future return rates may differ from those experienced in the past. In the event that the Company’s products are performing poorly in the retail market and/or it experiences product damages or defects at a rate significantly higher than the historical rate, the resulting returns could have an adverse impact on the operating results for the period or periods in which such returns materialize. Taxes imposed by governmental authorities on the Company’s revenue-producing activities with customers, such as sales taxes and value added taxes, are excluded from net sales.

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

Selling and Distribution Expenses include sales and distribution labor costs, sales distribution center and warehouse facility costs, depreciation expense related to sales distribution and warehouse facilities, the four-wall operating costs of the Company’s retail stores, point-of-sale expenses, advertising expenses and art, design and product development labor costs.

General and Administrative Expenses include administrative support labor and “back office” or support costs such as treasury, legal, information services, accounting, internal audit, human resources and executive management costs. General and administrative expenses also include costs associated with stock-based compensation.

Advertising Costs for in-store and media advertising as well as co-op advertising, catalog costs, product displays, show/exhibit costs, advertising royalty related to the sales of licensed brands, internet costs associated with affiliation fees, printing costs and promotional allowances are expensed as incurred. Advertising costs were approximately $156.5 million, $123.8 million and $85.6 million for fiscal years 2011, 2010 and 2009, respectively.

Noncontrolling Interest is recognized as equity in the consolidated balance sheets, is reflected in net income attributable to noncontrolling interest in consolidated net income and is captured within the summary of changes in equity attributable to controlling and noncontrolling interests. Noncontrolling interests represent ownership interests in subsidiaries not held by the Company.

Earnings Per Share (“EPS”). Basic EPS is based on the weighted average number of common shares outstanding during each period. Diluted EPS adjusts basic EPS for the effects of dilutive common stock equivalents outstanding during each period using the treasury stock method.

The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS (in thousands except per share data):

Fiscal Year	2011	2010	2009
Numerator:
Net income attributable to Fossil, Inc.	$294,702	$255,205	$139,188

Denominator:
Basic EPS computations:
Basic weighted average common shares outstanding	63,298	66,701	66,684

Basic EPS	$4.66	$3.83	$2.09

Diluted EPS computation:
Basic weighted average common shares outstanding	63,298	66,701	66,684
Stock options, stock appreciation rights and restricted stock units	667	986	469

Diluted weighted average common shares outstanding	63,965	67,687	67,153

Diluted EPS	$4.61	$3.77	$2.07

Approximately 40,000 and 812,000 weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation in fiscal years 2011 and 2009, respectively, because they were antidilutive. There were no antidilutive shares in fiscal year 2010.

Income Taxes are provided for under the asset and liability method for temporary differences in the recognition of certain revenues and expenses for tax and financial reporting purposes. The Company applies the provisions of ASC 740, Income Taxes, which addresses how the benefit of tax positions taken or expected to be taken on a tax return should be recorded in the financial statements. Tax benefits associated with uncertain tax positions are recognized in the period in which one of the following conditions is satisfied: (i) the more likely than not recognition threshold is satisfied; (ii) the position is ultimately settled through negotiation or litigation; or (iii) the statute of limitations for the taxing authority to examine and challenge the position has expired. Tax benefits associated with an uncertain tax position are derecognized in the period in which the more likely than not recognition threshold is no longer satisfied.

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Fair Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). FASB intends the new guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amended guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 assets and liabilities for which the Company will be required to disclose quantitative information about the unobservable inputs used in fair value measurements. These changes became effective for the Company beginning January 1, 2012. The adoption of ASU 2011-04 is not expected to have a material impact on the Company’s consolidated results of operations and financial position.

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the consolidated statement of shareholder’s equity and comprehensive income and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. The amendments in the update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This amendment also required an entity to present on the face of the financial statements adjustments for items that are reclassified from accumulated other comprehensive income to net income. However, in December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 (“ASU 2011-12”). ASU 2011-12 defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income while FASB further deliberates this aspect of the proposal. ASU 2011-05, as amended by ASU 2011-12, became effective for the Company beginning January 1, 2012. The adoption of ASU 2011-05 is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

In September 2011, FASB issued ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 simplifies the assessment of goodwill for impairment by allowing companies the option to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a company concludes from the qualitative assessment that impairment is more likely than not, the entity is required to perform the two-step quantitative impairment test. These changes became effective for the Company beginning January 1, 2012. The adoption of ASU 2011-08 is not expected to have a material impact on the Company’s consolidated results of operations and financial position.

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

Goodwill. The changes in the carrying amount of goodwill, which is not subject to amortization, were as follows (in thousands):

Fiscal Year	North America wholesale	Europe wholesale	Asia Pacific wholesale	Direct to consumer	Total
Balance at January 2, 2010	$23,721	$18,054	$2,491	$0	$44,266
Currency	117	66	123	0	306

Balance at January 1, 2011	23,838	18,120	2,614	0	44,572
Currency	(233)	(229)	(56)	0	(518)

Balance at December 31, 2011	$23,605	$17,891	$2,558	$0	$44,054

3. Inventories

Inventories consisted of the following (in thousands):

At Fiscal Year End	2011	2010
Components and parts	$37,482	$23,292
Work-in-process	4,764	4,176
Inventory purchases in transit	57,474	47,455
Finished goods	389,263	297,012

Inventories	$488,983	$371,935

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

At Fiscal Year End	2011	2010
Prepaid royalties	$29,329	$20,639
Prepaid taxes	21,493	12,699
Other receivables	21,861	9,606
Forward contracts	9,719	1,388
Prepaid rent	7,726	7,097
Restricted cash	5,908	0
Other	14,460	10,741

Prepaid expenses and other current assets	$110,496	$62,170

5. Property, Plant and Equipment

Property, plant and equipment-net consisted of the following (in thousands):

At Fiscal Year End	2011	2010
Land	$14,357	$19,402
Buildings	64,225	86,366
Furniture and fixtures	92,713	87,663
Computer equipment and software	137,167	111,699
Leasehold improvements	179,386	110,179
Construction in progress	11,447	7,427

	499,295	422,736
Less accumulated depreciation and amortization	217,245	205,312

Property, plant and equipment-net	$282,050	$217,424

6. Investments

The Company has a 50% equity interest in Fossil Spain, S.A. (“Fossil Spain”) pursuant to a joint venture agreement with Sucesores de A. Cardarso for the marketing, distribution and sale of the Company’s products in Spain and Portugal. The Company has accounted for the investment based upon the equity method from the effective date of the investment and, as of December 31, 2011, the investment balance was approximately $7.5 million. The Company’s equity in Fossil Spain’s net income is recorded in the Europe wholesale segment in other (expense) income-net and was $1.0 million, $1.4 million and $1.1 million for fiscal years 2011, 2010 and 2009, respectively. Net sales to Fossil Spain by the Company for fiscal years 2011, 2010, and 2009 were $19.2 million, $16.3 million and $8.0 million, respectively. The Company had receivable balances from Fossil Spain of $3.7 million and $3.0 million as of December 31, 2011 and January 1, 2011, respectively, which are included in accounts receivable-net.

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

7. Intangible and Other Assets

The following table summarizes intangible and other assets-net as of fiscal year end 2011 and 2010, respectively (in thousands):

		2011		2010
	Useful Lives	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Intangibles-subject to amortization:
Trademarks	10 yrs.	$4,121	$2,109	$2,666	$1,795
Customer lists	9 yrs.	7,636	7,274	7,937	6,963
Patents	14-20 yrs.	773	394	775	349
Other	7-20 yrs.	193	190	194	187

Total intangibles-subject to amortization		12,723	9,967	11,572	9,294
Intangibles-not subject to amortization:
Trade names		18,936		18,938
Other assets:
Key money deposits		31,804	10,291	22,973	7,720
Other deposits		13,685		11,991
Deferred compensation plan assets		2,897		3,295
Deferred tax asset		4,875		926
Restricted cash		2,114		0
Other		10,868	3,748	5,689	2,633

Total other assets		66,243	14,039	44,874	10,353

Total intangible and other assets		$97,902	$24,006	$75,384	$19,647

Total intangible and other assets-net			$73,896		$55,737

Amortization expense for intangible assets, key money deposits and other assets was approximately $5.1 million, $5.9 million and $4.4 million for fiscal years 2011, 2010 and 2009, respectively. Estimated aggregate future amortization expense for intangible assets, key money deposits and other assets is estimated as follows (in thousands):

Fiscal Year	Amortization Expense
2012	$5,254
2013	4,478
2014	3,990
2015	3,496
2016	2,936

As noted in Note 1, the Company performed its annual impairment test of certain trade names. At December 31, 2011, the estimated fair value of the Company’s MICHELE and ZODIAC tradenames exceeded the carrying cost of these indefinite-lived intangible assets, therefore no impairment charges were recorded. The OYZTERBAY trade name carrying value was written down to zero in fiscal year 2010, therefore no impairment testing of that trade name was performed in fiscal year 2011. During fiscal year 2010, the Company’s annual impairment analysis resulted in net of tax impairment charges of $837,000 and $789,000 to the OYZTERBAY and ZODIAC trade names, respectively. During fiscal year 2009, the Company’s annual impairment analysis resulted in net of tax impairment charges of $0.4 million and $1.8 million to the OYZTERBAY and ZODIAC trade names, respectively. The ZODIAC and OYZTERBAY trade names are reported within the Europe wholesale segment.

8. Derivatives and Risk Management

The Company is exposed to certain risks relating to its ongoing business operations, which it attempts to manage by using derivative instruments. The primary risks managed by using derivative instruments are the fluctuations in global currencies that will ultimately be used by non-U.S. dollar functional currency subsidiaries to settle future payments of intercompany inventory transactions denominated in U.S. dollars. Specifically, the Company projects future intercompany purchases by its non-U.S. dollar functional currency subsidiaries generally over a period of up to 18 months. The Company enters into foreign currency forward contracts (“forward contracts”) generally for up to 65% of the forecasted purchases to manage fluctuations in global currencies that will ultimately be used to settle such U.S. dollar denominated inventory purchases. Forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon settlement date. The majority of the Company’s forward contracts are designated as single cash flow hedges. Fluctuations in exchange rates will either increase or decrease the Company’s U.S. dollar equivalent cash flows from these intercompany inventory transactions, which will affect the Company’s U.S. dollar earnings. Gains or losses on the forward contracts are expected to offset these fluctuations to the extent the cash flows are hedged by the forward contracts. The Company also periodically enters into forward contracts to manage exchange rate risks associated with certain non-inventory intercompany transactions and to which the Company does not elect hedge treatment. All of the Company’s outstanding forward contracts were designated as hedging instruments as of December 31, 2011 and January 1, 2011.

The forward contracts that the Company purchased to hedge exchange rate risk associated with intercompany inventory transactions meet the criteria for hedge eligibility, which requires that they represent foreign-currency-denominated forecasted intra-entity transactions in which (i) the operating unit that has the foreign currency exposure is a party to the hedging instrument and (ii) the hedged transaction is denominated in a currency other than the hedging unit’s functional currency. At the inception of the hedge, the hedging relationship is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk. The Company assesses hedge effectiveness under the critical terms matched method at inception and at least quarterly throughout the life of the hedging relationship. If the critical terms (i.e., amounts, currencies and settlement dates) of the forward currency exchange contract match the terms of the forecasted transaction, the Company concludes that the hedge is effective.

The accounting for gains and losses that result from changes in the fair values of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments. Changes in the fair value of derivatives not designated as hedging instruments are recognized in earnings when they occur. For a derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive (loss) income, net of taxes and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, the Company’s hedges resulted in no ineffectiveness in the consolidated statements of income and comprehensive income, and there were no components excluded from the assessment of hedge effectiveness for fiscal years 2011, 2010 and 2009.

All derivative instruments are recognized as either assets or liabilities at fair value in the consolidated balance sheets. Forward contracts designated as cash flow hedges are recorded at fair value at each balance sheet date and the change in fair value is recorded to accumulated other comprehensive income within the equity section of the balance sheet until such forward contract’s gains (losses) become realized or the cash flow hedge relationship is terminated. If the cash flow hedge relationship is terminated, the derivative’s gains or losses that are deferred in accumulated other comprehensive income will be recognized in earnings when the hedged cash flows occur. However, for cash flow hedges that are terminated because the forecasted transaction is not expected to occur in the original specified time period, the derivative’s gains or losses are immediately recognized in earnings. There were no gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges as of December 31, 2011 or January 1, 2011. Hedge accounting is discontinued if it is determined that the derivative is not highly effective. The Company records all cash flow hedge assets and liabilities on a gross basis as they do not meet the balance sheet netting criteria because the Company does not have master netting agreements established with the derivative counterparties that would allow for net settlement. As of December 31, 2011, the Company had the following outstanding forward contracts that were entered into to hedge the future payments of intercompany inventory transactions (in thousands):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Euro	113,305	U.S. Dollar	156,579
British Pound	14,918	U.S. Dollar	23,726
Japanese Yen	2,762,700	U.S. Dollar	33,265
Mexican Peso	97,743	U.S. Dollar	7,250
Australian Dollar	8,320	U.S. Dollar	7,689
Canadian Dollar	16,622	U.S. Dollar	16,640

The effective portion of gains and losses on derivative instruments that was recognized in other comprehensive (loss) income, net of taxes during fiscal years 2011 and 2010 is set forth below (in thousands):

Derivatives Designated as Cash Flow Hedges Under ASC 815	For the Fiscal Year Ended December 31, 2011	For the Fiscal Year Ended January 1, 2011
Foreign exchange contracts	$280	$1,016

Total gain recognized in other comprehensive (loss) income, net of taxes	$280	$1,016

The following table illustrates the effective portion of gains and losses on derivative instruments designated and qualifying as cash flow hedges recorded in other comprehensive (loss) income, net of taxes during the term of the hedging relationship and reclassified into earnings, and gains and losses on derivatives not designated as hedging instruments recorded directly to earnings during fiscal years 2011 and 2010 (in thousands):

Foreign Exchange Contracts Under ASC 815	Consolidated Statements of Income and Comprehensive Income Location		For the Fiscal Year Ended December 31, 2011	For the Fiscal Year Ended January 1, 2011
Cash flow hedging instruments	Other (expense) income-net	Total (loss)/gain reclassified from other comprehensive (loss) income, net of taxes into income, net of taxes	$(9,629)	$6,703

Not designated as hedging instruments	Other (expense) income-net	Total loss recognized in income	$0	$(1,879)

The following table discloses the fair value amounts for the Company’s derivative instruments as separate asset and liability values, presents the fair value of derivative instruments on a gross basis, and identifies the line items in the consolidated balance sheets in which the fair value amounts for these categories of derivative instruments are included (in thousands):

	Asset Derivatives				Liability Derivatives
	December 31, 2011		January 1, 2011		December 31, 2011		January 1, 2011
Foreign exchange contracts under ASC 815	Consolidated Balance Sheet Location	Fair Value	Consolidated Balance Sheet Location	Fair Value	Consolidated Balance Sheet Location	Fair Value	Consolidated Balance Sheet Location	Fair Value
Cash flow hedging instruments	Prepaid expenses and other current assets	$9,719	Prepaid expenses and other current assets	$1,388	Accrued expenses-other	$3,204	Accrued expenses-other	$8,583
Cash flow hedging instruments	Intangible and other assets-net	895	Intangible and other assets-net	240	Other long-term liabilities	382	Other long-term liabilities	1,639

Total		$10,614		$1,628		$3,586		$10,222

At the end of fiscal year 2011, the Company had foreign exchange contracts with maturities extending through December 2013. The estimated net amount of the existing gains and losses at December 31, 2011 that is expected to be reclassified into earnings within the next 12 months is a gain of $4.4 million.

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

ASC 820, Fair Value Measurement and Disclosures (“ASC 820”), establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1-Quoted prices in active markets for identical assets or liabilities.

•	Level 2-Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3-Unobservable inputs based on the Company’s assumptions.

ASC 820 requires the use of observable market data if such data is available without undue cost and effort.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 (in thousands):

	Fair Value at December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
Investments in publicly traded equity securities	$155	$0	$0	$155
Foreign exchange forward contracts	0	10,614	0	10,614
Deferred compensation plan assets:
Investment in publicly traded mutual funds	2,897	0	0	2,897

Total	$3,052	$10,614	$0	$13,666

Liabilities:
Foreign exchange forward contracts	$0	$3,586	$0	$3,586

Total	$0	$3,586	$0	$3,586

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

The fair values of the Company’s securities available for sale and deferred compensation plan assets are based on quoted prices. The deferred compensation plan assets are recorded as intangible and other assets-net. The foreign exchange forward contracts are entered into by the Company’s foreign subsidiaries principally to hedge the future payment of intercompany inventory transactions denominated in U.S dollars. The fair values of the Company’s foreign exchange forward contracts are based on published quotations of spot currency rates and forwards points, which are converted into implied forward currency rates.

The Company has evaluated its short-term and long-term debt and believes, based on the interest rates, related terms and maturities, that the fair values of such instruments approximate their carrying amounts. As of December 31, 2011 and January 1, 2011, the carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated their values due to the short-term maturities of these accounts.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2011 (in thousands):

		Fair Value Measurements Using
	For the Year Ended				Total
	December 31, 2011	Level 1	Level 2	Level 3	Gains/(Losses)
Assets:
Specific Company-owned stores	$51	$0	$0	$51	$(957)

In accordance with the provisions of ASC 360, Property, Plant and Equipment, property, plant and equipment-net with a carrying amount of $1.0 million related to Company-owned retail store leasehold improvements, fixturing, computer software and computer hardware was written down to a fair value of $0.1 million, resulting in an impairment charge of $1.0 million for fiscal year 2011. The fair values of the Company-owned retail stores were determined using Level 3 inputs. If undiscounted cash flows estimated to be generated through the operation of Company-owned retail stores are less than the carrying value of the underlying assets, impairment losses are recorded. Impairment expense related to Company-owned retail stores is recorded in selling and distribution expenses within the Direct to consumer segment.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a nonrecurring basis as of January 1, 2011 (in thousands):

		Fair Value Measurements Using
	For the Year Ended				Total
	January 1, 2011	Level 1	Level 2	Level 3	Gains/(Losses)
Assets:
Specific Company-owned stores-net	$0	$0	$0	$0	$(1,848)
Specific Company-owned office-net	8,863	0	0	8,863	(3,738)
Specific trade names	438	0	0	438	(1,843)

Total		$0	$0	$9,301	$(7,429)

In fiscal year 2010, property, plant and equipment-net with a carrying amount of $2.1 million related to Company-owned retail store leasehold improvements, fixtures, computer software and computer hardware was deemed not recoverable, resulting in an impairment charge of $1.8 million after estimated insurance proceeds of $0.3 million. Property, plant and equipment-net with a carrying amount of $12.6 million associated with a Company-owned office building was written down to a fair value of $8.9 million, based on a third-party appraisal, resulting in an impairment charge of $3.7 million included in earnings for fiscal year 2010. Both the fair values of the Company-owned retail stores and the Company-owned office building were determined using Level 3 inputs. Impairment expense and associated insurance recoveries related to Company-owned retail stores were recorded in selling and distribution expenses within the Direct to consumer segment. The impairment expense related to the Company-owned office building was recorded in general and administrative expenses within the corporate cost area.

10. Debt

Short-Term U.S.-Based: On December 17, 2010, the Company entered into a three year Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, swingline lender and issuing lender, Wells Fargo Securities, LLC, as sole lead arranger and sole book manager and Bank of America, N.A., as lender. The Credit Agreement provides for revolving credit loans in the amount of $300 million (the “Revolver”), a swingline loan of $20 million, and letters of credit. The Credit Agreement expires and is due and payable on December 17, 2013. The Credit Agreement is guaranteed by all direct and indirect material domestic subsidiaries of the Company and secured by 65% of the outstanding voting capital stock and 100% of the non-voting capital stock of the following foreign subsidiaries of the Company: Fossil Europe B.V., Swiss Technology Holding GmbH and Fossil (East) Limited. In connection with entering into the Credit Agreement, the Company paid upfront fees of approximately $1.2 million, which are being amortized over the life of the Credit Agreement.

Amounts outstanding under the Revolver bear interest at the Company’s option of (i) the base rate (defined as the higher of (a) the prime rate publicly announced by Wells Fargo (3.25% at fiscal year end 2011), (b) the federal funds rate plus 1.50% and (c) the London Interbank Offer Rate (“LIBOR”) (0.3% at fiscal year end 2011) plus 1.50%) plus the base rate applicable margin (which varies based upon the Company’s consolidated leverage ratio (the “Ratio”) from 0.25% if the Ratio is less than 1.00 to 1.00, to 1.00% if the Ratio is greater than or equal to 2.00 to 1.00) or (ii) the LIBOR rate (defined as the quotient obtained by dividing (a) LIBOR by (b) 1.00 minus the Eurodollar reserve percentage) plus the LIBOR rate applicable margin (which varies based upon the Ratio from 1.25% if the Ratio is less than 1.00 to 1.00, to 2.00% if the Ratio is greater than or equal to 2.00 to 1.00). Amounts outstanding under the swingline loan under the Credit Agreement or upon any drawing under a letter of credit bear interest at the base rate plus the base rate applicable margin. Interest based upon the base rate is payable quarterly in arrears. Interest based upon the LIBOR rate is payable either monthly or quarterly in arrears, depending on the interest period selected by the Company. The Revolver also includes a commitment fee ranging from 0.20% to 0.35% for any amounts not drawn under the Revolver.

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

Wells Fargo can accelerate the repayment obligation upon the occurrence of an event of default, including the failure to pay principal or interest, a material inaccuracy of a representation or warranty, violation of covenants, cross-default, change in control, bankruptcy events, failure of a loan document provision, certain

ERISA events and material judgments. There were no outstanding borrowings under the Revolver as of December 31, 2011. Amounts available under the Revolver are reduced by any amounts outstanding under stand-by letters of credit. At December 31, 2011, the Company had available borrowings of approximately $299.1 million under the Revolver. As a result of having no outstanding borrowing during fiscal years 2011, 2010 and 2009, the Company incurred no interest expense related to the Revolver or the Old Agreement during fiscal years 2011, 2010 and 2009.

Financial covenants in the Credit Agreement require the Company to maintain (i) a consolidated leverage ratio no greater than 2.50 to 1.00, (ii) consolidated tangible net worth of no less than the sum of (a) $600 million plus (b) 25% of positive consolidated net income, (iii) consolidated net income that is not negative for any two consecutive fiscal quarters, and (iv) maximum capital expenditures not in excess of $125 million in any fiscal year, subject to certain adjustments. The Credit Agreement contains representations, warranties, covenants, events of default and indemnities that are customary for agreements of this type. The Company was in compliance with all material covenants in the Credit Agreement as of and during the year ended December 31, 2011.

Short-Term Foreign-Based: The Company’s Japanese subsidiary, Fossil Japan Inc. (“Fossil Japan”), entered into a 400 million Yen revolving credit facility agreement (the “Facility”) on November 25, 2009. The Facility bears interest at the short-term prime rate (1.475% at fiscal year end 2011). Japan-based borrowings, in U.S. dollars, under the Facility were approximately $2.6 million and $4.9 million at fiscal year end 2011 and 2010, respectively. On February 22, 2012, approximately $3.8 million of borrowings under the facility were renewed at the short-term prime rate of 1.475%, with a maturity date of May 22, 2012. The Company incurred approximately $46,000, $61,000, and $61,000 of interest expense related to borrowings under the Facility for fiscal years 2011, 2010 and 2009, respectively. The borrowings entered into by Fossil Japan were primarily used for working capital purposes.

On April 6, 2011, the Company’s Korean subsidiary, Fossil (Korea) Limited (“Fossil Korea”), entered into a new $20 million credit facility agreement (the “Agreement”) with Bank of America, N.A. Seoul Branch. Borrowings under the Agreement are renewed on a monthly basis. The Agreement bears interest based on a three month CD rate which is published by the Korea Securities Dealers Association (3.55% at fiscal year end 2011), plus 120 basis points for a one month period or plus 130 basis points for a three month period. Korea-based borrowings, in U.S. dollars, under the Agreement were approximately $6.0 million at fiscal year end 2011, at an interest rate of 4.75%. Approximately $6.2 million of borrowings under the Agreement were renewed at an interest rate of approximately 4.75% in each of January 2012 and February 2012. The February borrowings have a maturity date of March 21, 2012. The Company incurred approximately $265,000 of interest expense related to borrowings under the Agreement for fiscal year 2011. The borrowings entered into by Fossil Korea were primarily used for working capital purposes.

On September 21, 2007, Fossil Group Europe, Gmbh (“FGE”), a wholly owned subsidiary of the Company, entered into a long-term note payable with its primary bank (the “FGE Note”) related to the purchase of a building in Basel, Switzerland. The FGE Note requires FGE to submit an annual balance sheet and income statement and is secured by the Company’s building in Basel, Switzerland. The FGE Note has a variable interest rate (2% at fiscal year end 2011) with interest payments due quarterly. This note requires minimum principal payments of 100,000 Swiss Francs (approximately $107,000 U.S. dollars at fiscal year end 2011) per year with no stated maturity and no penalties for early payment. The principal payment for the subsequent fiscal year is included in short-term borrowings.

Long-Term Foreign-Based: In addition to the annual principal payment of 100,000 Swiss Francs, which is classified as a short-term borrowing, a portion of the FGE Note was classified as a long-term borrowing at the end of fiscal year 2011. The Company incurred approximately $82,000, $76,000, and $76,000 of interest expense related to the FGE Note for fiscal years 2011, 2010, and 2009, respectively. At the end of fiscal years 2011 and 2010, total current and long-term amounts outstanding under the FGE Note were $3.8 million and $3.9 million, respectively.

Letters of Credit: On February 7, 2011, the Company, LP, FGE and Fossil Asia Pacific Ltd. renewed its Letter of Credit Facility (the “LC Facility”) with the Hongkong and Shanghai Banking Corporation Limited to allow for $60 million of commercial letters of credit. Prior to this renewal, the LC Facility allowed for $40 million of commercial letters of credit. At the end of fiscal years 2011 and 2010, the Company had outstanding letters of credit under the LC Facility of approximately $36.9 million and $37.2 million, respectively. Letters of credit issued under the LC Facility are primarily for the purchase of inventory.

Capital Lease Obligations: At the end of fiscal years 2011 and 2010, the Company had current capital lease obligations of $0.3 million each year and long-term capital lease obligations of $2.5 million and $0.7 million, respectively.

11. Other (Expense) Income-Net

Other (expense) income-net consisted of the following (in thousands):

Fiscal Year	2011	2010	2009
Interest income	$350	$1,503	$1,310
Equity in the earnings of joint venture, net of tax	1,027	1,382	1,146
Currency (losses) gains	(20,744)	5,227	5,779
Royalty income	475	462	478
Other gains (losses)	851	341	(207)

Other (expense) income-net	$(18,041)	$8,915	$8,506

12. Taxes

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the consolidated deferred tax assets and liabilities were (in thousands):

Fiscal Year	2011	2010
Current deferred income tax assets (liabilities):
Bad debt allowance	$6,605	$7,028
Returns allowance	15,364	15,468
Inventory	11,656	10,144
Warranty reserve	2,078	1,054
Compensation	7,707	2,894
Accrued liabilities	5,951	3,536
Returns cost of sales	(6,613)	(6,024)
Deferred rent	1,560	789
Loss carry-forwards	881	1,596
Other	1,312	6,837

Total current deferred tax assets	46,501	43,322
Valuation allowance	(698)	(1,486)

Net current deferred income tax assets	$45,803	$41,836

Long-term deferred income tax (liabilities) assets:
Unrealized exchange losses	2,858	2,520
State income tax and interest on tax contingencies	0	925
Fixed assets	(35,413)	(8,847)
Trade names and customer lists	(7,144)	(7,168)
Compensation	3,522	5,972
Deferred rent	6,693	3,264
Loss carry-forwards	2,275	2,375
Undistributed earnings of certain foreign subsidiaries	(57,324)	(44,122)
Tax deductible foreign reserves	1,460	(1,229)
Other	4,115	2,038

Total deferred income tax liabilities	(78,958)	(44,272)
Valuation allowance	(2,495)	(2,695)

Net long-term deferred income tax liabilities	$(81,453)	$(46,967)

Total long-term deferred income tax assets	4,875	926
Total deferred income tax liabilities	(86,328)	(47,893)

Net long-term deferred income tax liabilities	$(81,453)	$(46,967)

The deferred income tax asset for loss carry-forwards includes $11.6 million of net operating losses of foreign subsidiaries. Valuation allowances have been recorded to reflect the estimated amount of deferred tax assets that may not be realized on these losses. The amounts and the fiscal year of expiration of our loss carry-forwards are (in thousands):

Operating loss carry-forwards

Expires 2012 through 2016	$947
Expires 2017 through 2021	1,004
Expires 2022 through 2026	1,496
Indefinite	8,186

Total loss carry-forwards	$11,633

The following table identifies earnings before income taxes for the Company’s U.S. and non-U.S. based operations for the fiscal years indicated (in thousands):

Fiscal Year	2011	2010	2009
U.S.	$173,861	$154,318	$94,543
Non-U.S.	277,698	229,892	125,355

Total	$451,559	$384,210	$219,898

The Company’s provision for income taxes consisted of the following for the fiscal years indicated (in thousands):

Fiscal Year	2011	2010	2009
Current provision:
U.S. federal	$59,854	$54,820	$46,350
Non-U.S.	55,407	44,613	22,629
State and local	7,416	4,535	3,284

Total current	122,677	103,968	72,263
Deferred provision:
U.S. federal	25,116	19,112	3,320
Non-U.S.	(4,680)	(3,188)	(39)
State and local	1,044	(572)	60

Total deferred	21,480	15,352	3,341

Provision for income taxes	$144,157	$119,320	$75,604

The expected cash payments for current U.S. income tax expense for fiscal years 2011, 2010 and 2009 were reduced by approximately $11.2 million, $12.5 million and $2.1 million, respectively, as a result of tax deductions related to the exercise of non-qualified stock options and stock appreciation rights and the vesting of restricted stock and restricted stock units. The expected cash payments for current foreign tax expense were reduced by $1.7 million in fiscal 2011 and $1.7 million in fiscal 2010 as a result of tax deductions related to the exercise of stock options and the vesting of restricted stock granted to foreign employees. The income tax benefits resulting from these stock-based compensation plans have been recorded to additional paid-in capital. Total deferred income tax expense of $21.5 million, $15.4 million and $3.3 million for fiscal years 2011, 2010 and 2009, respectively, are included in deferred income taxes on the consolidated statements of cash flows.

The Company was granted a 100% tax holiday for its watch assembly activities in Switzerland for tax years 2003 through 2007 and a 60% tax holiday for tax years 2008 through 2012. After 2012, the Company will pay the full Swiss tax rate on its watch assembly activities. This tax holiday reduced current foreign income taxes by approximately $0.9 million, $0.2 million and $0.1 million in fiscal years 2011, 2010 and 2009, respectively.

A reconciliation of income tax computed at the U.S. federal statutory income tax rate of 35% to the provision for income taxes is as follows:

Fiscal Year	2011	2010	2009
Tax at statutory rate	35.0%	35.0%	35.0%
State, net of federal tax benefit	1.2	0.9	0.8
Foreign rate differential	(12.0)	(11.1)	(9.2)
U.S. tax on foreign income	6.7	9.8	8.7
Income tax contingencies	0.7	(3.7)	(0.4)
Other	0.3	0.2	(0.5)

Provision for income taxes	31.9%	31.1%	34.4%

Deferred U.S. federal income taxes and foreign withholding taxes are not recorded on undistributed earnings of certain foreign subsidiaries where management plans to continue reinvesting these earnings outside the U.S. The amount of undistributed earnings that would be subject to tax if distributed was approximately $371.8 million at December 31, 2011. Determining tax amounts that would be payable if these earnings were distributed to the U.S. parent company is not practicable.

The total amount of unrecognized tax benefits under ASC 740, excluding interest and penalties that would favorably impact the effective tax rate in future periods if recognized, was $12.7 million for fiscal year 2011, $8.1 million for fiscal year 2010, and $7.8 million for fiscal year 2009. During the second quarter of fiscal 2010, the examination phase of the Internal Revenue Service (“IRS”) audit for tax years 2005 and 2006 was completed. The IRS proposed certain adjustments to the Company’s tax returns and the Company filed a protest. The protest is under review by the IRS Office of Appeals and will be resolved within the next twelve months. The examination of the 2007-2009 federal income tax returns by the IRS began in January 2012. The Company is also subject to examinations in various state and foreign jurisdictions for the 2005-2010 tax years, none of which the Company believes are individually significant. Audit outcomes and timing of audit settlements are subject to significant uncertainty.

The Company has classified uncertain tax positions as long-term income taxes payable unless such amounts are expected to be paid within twelve months from December 31, 2011. As of December 31, 2011, the Company had recorded $2.7 million of unrecognized tax benefits, excluding interest and penalties, for positions that could be settled within the next twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes receivable/payable, respectively. The total amount of accrued income tax-related interest in the consolidated balance sheets was $2.5 million and $1.3 million at December 31, 2011 and January 1, 2011, respectively. There were no penalties in the consolidated balance sheets at December 31, 2011 or January 1, 2011. The Company accrued interest expense of $1.2 million, $0.8 million and $1.8 million in each of fiscal years 2011, 2010 and 2009.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the fiscal years indicated (in thousands):

Fiscal Year	2011	2010	2009
Balance at beginning of year	$10,945	$35,426	$33,855
Gross increases tax positions in prior years	5,963	2,680	4,676
Gross decreases tax positions in prior years	0	(27,799)	(641)
Gross increases-current year tax positions	1,192	842	2,428
Settlements	(119)	(204)	0
Lapse in statute of limitations	0	0	(4,902)
Increase due to currency revaluation	(7)	0	10

Balance at end of year	$17,974	$10,945	$35,426

13. Commitments and Contingencies

License Agreements. The Company has various license agreements to market watches bearing certain trademarks or patents owned by various third-parties. In accordance with these agreements, the Company incurred royalty expense of approximately $160.2 million, $109.4 million and $73.9 million in fiscal years 2011, 2010 and 2009, respectively. These amounts are included in the Company’s cost of sales or if advertising related, selling and distribution expenses. At fiscal year end 2011, certain of the Company’s significant license agreements had expiration dates between fiscal years 2013 and 2017. These license agreements require the Company to pay royalties ranging from 4% to 20% of defined net sales. Future minimum royalty commitments under these license agreements, by fiscal year, are as follows (in thousands):

2012	$121,233
2013	90,666
2014	35,883
2015	24,140
2016	3,714
Thereafter	3,990

$279,626

Leases. The Company leases its retail and outlet store facilities as well as certain of its office and warehouse facilities and equipment under non-cancelable operating leases and capital leases. Most of the retail and outlet store leases provide for contingent rental payments based on operating results and require the payment of taxes, insurance and other costs applicable to the property. Generally, these leases include renewal options for various periods at stipulated rates. Rent expense under these agreements was approximately $107.3 million, $88.6 million and $77.6 million for fiscal years 2011, 2010 and 2009, respectively. Contingent rent expense was approximately $9.0 million, $3.8 million and $1.8 million for fiscal years 2011, 2010 and 2009, respectively. Future minimum rental commitments under non-cancelable leases, by fiscal year, are as follows (in thousands):

	Operating Leases	Capital Leases
2012	$103,177	$701
2013	98,167	1,309
2014	87,513	1,163
2015	79,096	1,080
2016	72,323	1,078
Thereafter	198,581	5,616

	$638,857	$10,947

Less amounts representing interest		(1,110)

Capital lease obligations, included in short-term debt and in other long-term debt		$9,837

Purchase Obligations. As of December 31, 2011, the Company had purchase obligations totaling $281.5 million.

Asset Retirement Obligations. ASC 410, Asset Retirement and Environmental Obligations (“ASC 410”) requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Company’s asset retirement obligations relate to costs associated with the retirement of leasehold improvements under office leases within the Europe wholesale segment and the Asia Pacific wholesale segment and under retail store leases within the Direct to consumer segment. The Company had asset retirement obligations of $4.1 million as of December 31, 2011.

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

The Company does not believe that the outcome of any currently pending legal matters, individually or collectively, will have a material effect on the results of operations or financial condition of the Company.

14. Stockholders’ Equity and Benefit Plans

Common and Preferred Stock. The Company has 100,000,000 shares of common stock, par value $0.01 per share, authorized, with 68,370,020 and 67,881,522 shares issued at fiscal year end 2011 and 2010, respectively. The Company has 1,000,000 shares of preferred stock, par value $0.01 per share, authorized, with none issued or outstanding. Rights, preferences and other terms of preferred stock will be determined by the Board of Directors at the time of issuance.

Common Stock Repurchase Programs. Purchases of the Company’s common stock are made from time to time, subject to market conditions and at prevailing market prices, through the open market. Repurchased shares of common stock are recorded at cost and become authorized but unissued shares which may be issued in the future for general corporate or other purposes. The Company may terminate or limit its stock repurchase program at any time. In the event the repurchased shares are cancelled, the Company accounts for retirements by allocating the repurchase price to common stock, additional paid-in capital and retained earnings. The repurchase price allocation is based upon the equity contribution associated with historical issuances. These repurchase programs were conducted pursuant to Rule 10b-18 of the Securities Exchange Act of 1934. At the end of fiscal year 2011, the Company had open authorizations to repurchase approximately $330 million of its common stock. The following table reflects the Company’s common stock repurchase activity for the periods indicated (in millions):

			For the 2011 Fiscal Year		For the 2010 Fiscal Year
Fiscal year authorized	Dollar value authorized	Termination date	Number of shares repurchased	Dollar value repurchased	Number of shares repurchased	Dollar value repurchased
2010	$30.0	None	0.0	$0.0	0.0	$0.0
2010	$750.0	December 2013	3.1	$270.9	3.1	$179.2
2009	$20.0	Completed			0.5	$20.0

Noncontrolling Interest. The following table summarizes the effects of changes in the Company’s ownership interest in its subsidiaries on stockholders’ equity (in thousands):

Fiscal Year	2011	2010
Net income attributable to Fossil, Inc.	$294,702	$255,205

Transfers to noncontrolling interest:
Decrease in Fossil, Inc.'s additional paid-in capital for purchases of 371 common shares of Fossil Taiwan	0	(711)

Net transfers to noncontrolling interest	0	(711)

Change from net income attributable to Fossil, Inc. and transfers to noncontrolling interest	$294,702	$254,494

Deferred Compensation and Savings Plans. The Company has a defined contribution savings plan (the “401(k) Plan”) for substantially all U.S. based full-time employees of the Company. The Company’s common stock is one of several investment alternatives available under the 401(k) Plan. The Company has a discretionary match for the 401(k) Plan. After one year of service (minimum of 1,000 hours worked), the Company matches 50% of employee contributions up to 3% of their compensation and 25% of employee contributions between 4% and 6% of their compensation. Effective January 1, 2012, the Company increased its match to 50% of employee contributions up to 6% of their compensation. Matching contributions made by the Company to the 401(k) Plan totaled approximately $1.6 million, $1.3 million and $186,000 for fiscal years 2011, 2010 and 2009, respectively. In March 2009, the Company suspended the employer match portion of the 401(k) Plan and, effective January 2010, the Company reinstated the employer match program. The Company also has the right to make additional matching contributions not to exceed 15% of employee compensation. The Company did not make any additional matching contributions during fiscal years 2011, 2010 and 2009.

In December 1998, the Company adopted the Fossil, Inc. and Affiliates Deferred Compensation Plan (the “Deferred Plan”). Eligible participants may elect to defer up to 50% of their salary or up to 100% of any bonuses paid pursuant to the terms and conditions of the Deferred Plan. In addition, the Company may make employer contributions to participants under the Deferred Plan from time to time. The Company made no contributions to the Deferred Plan during fiscal years 2011, 2010 and 2009. The Company has made payments pursuant to the Deferred Plan into a Rabbi Trust. The funds held in the Rabbi Trust are directed to certain investments available through life insurance products and accounted for in accordance with ASC 710, Compensation-General (“ASC 710”). As of December 31, 2011, the Company had an asset of $2.9 million related to the Company’s invested balances recorded in intangible and other assets-net and a liability of $2.0 million related to the participants’ invested balances recorded in accrued expenses other.

Stock-Based Compensation Plans. The Company accounts for stock-based compensation in accordance with the provisions of ASC 718, using the Black-Scholes option pricing model to determine the fair value of stock options and stock appreciation rights at the date of grant. The Company’s current stock-based compensation plans include: (i) stock options and restricted stock for its international employees, (ii) stock options and restricted stock units for its non-employee directors and (iii) stock appreciation rights, restricted stock and restricted stock units for its U.S.-based employees. As of December 31, 2011, there was approximately $22.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s incentive plans. This cost is expected to be recognized over a weighted-average period of approximately two and a half years.

Long-Term Incentive Plans. An aggregate of 4,685,030 shares of the Company’s common stock were reserved for issuance pursuant to the Company’s 2008 Long-Term Incentive Plan (“2008 LTIP”), adopted in March 2008. Designated employees of the Company, including officers and directors, certain contractors, and outside directors of the Company are eligible to receive (i) stock options, (ii) stock appreciation rights, (iii) restricted or non-restricted stock awards, (iv) restricted stock units, (v) cash awards, or (vi) any combination of the foregoing. The 2008 LTIP is administered by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”). Each award issued under the 2008 LTIP terminates at the time designated by the Compensation Committee, not to exceed ten years. The currently outstanding stock options, stock appreciation rights, restricted stock and restricted stock units issued under the 2008 LTIP have original vesting periods that predominately range from three to five years. All stock appreciation rights and restricted stock units are settled in shares of the Company’s common stock. Effective January 1, 2010, the Company’s Board of Directors approved a new equity compensation package for nonemployee directors. Each nonemployee director receives restricted stock units valued at $100,000 on the date of the Company’s annual stockholders’ meeting. These grants vest on the earlier of one year from the date of grant or the Company’s next annual stockholders’ meeting date.

Prior to the Company establishing the 2008 LTIP, stock-based compensation awards were made to employees and nonemployee directors pursuant to the Company’s initial Long-Term Incentive Plan (“LTIP”) and Nonemployee Director Stock Option Plan (“Nonemployee Plan”), respectively. Each award issued under the LTIP terminates at the time designated by the Compensation Committee, not to exceed ten years. The currently outstanding options, stock appreciation rights, restricted stock and restricted stock units issued under the LTIP and Nonemployee Plan have original vesting periods that predominately range from three to five years. All stock appreciation rights and restricted stock units are settled in shares of the Company’s common stock. The exercise prices of stock options granted under the Nonemployee Plan were not less than the fair market value of the Company’s common stock at the date of grant. Pursuant to the Nonemployee Plan, 50% of the options granted became exercisable on the first anniversary of the date of grant and in two additional installments of 25% each on the second and third anniversaries. On March 26, 2008, the Company’s Board of Directors elected to terminate these prior plans, and grants to employees and nonemployee directors since the termination date have been made under the 2008 LTIP. However, the termination of the LTIP and the Nonemployee plans did not impair outstanding awards representing 524,501 shares and 63,500 shares, respectively, of the Company’s common stock which continued in accordance with their original terms.

Restricted Stock Plan. The 2002 Restricted Stock Plan of the Company was intended to advance the interests of the Company, its subsidiaries and its stockholders in order to attract, retain and motivate key employees by providing them with additional incentives through the award of shares of restricted stock. Shares awarded under the Restricted Stock Plan were funded with shares contributed to the Company from a significant stockholder. During 2006, 44,200 shares of stock were contributed to the Restricted Stock Plan by the stockholder and reissued by the Company to employees. On August 29, 2007, the Company’s Board of Directors elected to terminate this plan. However, the termination did not impair outstanding awards which continued in accordance with their original terms. At fiscal year end 2011, all awards issued under the 2002 Restricted Stock Plan were fully vested.

Stock Options and Stock Appreciation Rights. The fair value of stock options and stock appreciation rights granted under the Company’s stock-based compensation plans was estimated on the date of grant using the Black-Scholes option-pricing model. The table below outlines the weighted average assumptions for these award grants:

Fiscal Year	2011	2010	2009
Risk-free interest rate	1.1%	1.4%	1.8%
Expected term (in years)	4.7	5.8	5.9
Expected volatility	45.2%	50.4%	53.2%
Expected dividend yield	0.0%	0.0%	0.0%
Estimated fair value per options/stock appreciation right granted	$33.10	$18.60	$13.65

The expected term of the options represent the estimated period of time until exercise and is based on historical experience of similar awards. Expected stock price volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent remaining term.

The Company receives a tax deduction for certain stock option exercises/restricted stock vestings when the options/restricted shares are exercised/vested. Generally for stock options, the tax deduction is related to the excess of the stock price at the time the stock options are sold over the exercise price of the stock options. For restricted shares, the tax deduction is the fair market value of the Company’s common stock on the date the restricted shares vest. Excess tax benefits from stock-based compensation on the consolidated statements of cash flows for fiscal years 2011, 2010 and 2009 amounted to approximately $10.0 million, $12.0 million and $1.2 million, respectively.

The following table summarizes stock option and stock appreciation rights activity:

Stock Options and Stock Appreciation Rights	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	IN THOUSANDS			IN THOUSANDS
Outstanding at January 3, 2009	2,858	$21.09	5.7	$5,862
Granted	317	13.65
Exercised	(315)	12.03		4,935
Forfeited or expired	(49)	24.13

Outstanding at January 2, 2010	2,811	21.21	5.3	35,217
Granted	325	38.37
Exercised	(1,496)	19.98		47,073
Forfeited or expired	(240)	26.82

Outstanding at January 1, 2011	1,400	25.55	5.8	62,889
Granted	303	87.73
Exercised	(461)	23.95		33,267
Forfeited or expired	(22)	47.44

Outstanding at December 31, 2011	1,220	41.20	5.8	49,125

Exercisable at December 31, 2011	496	30.95	3.9	25,346

Nonvested at December 31, 2011	724	48.21	7.2	23,779

Expected to vest	671	$48.21	7.2	$22,091

The aggregate intrinsic value in the table above is before income taxes and is based on the exercise price for outstanding and exercisable options/rights at December 31, 2011 and based on the fair market value of the Company’s common stock on the exercise date for options/rights that have been exercised during the fiscal year.

Stock Options and Stock Appreciation Rights Outstanding and Exercisable. The following table summarizes information with respect to options and stock appreciation rights outstanding and exercisable at December 31, 2011:

Stock Options and Stock Appreciation Rights Outstanding				Stock Options and Stock Appreciation Rights Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Number of Shares	Weighted- Average Exercise Price
	IN THOUSANDS			IN THOUSANDS
$9.22 - $12.83	43	$11.60	1.0	43	$11.60
$12.83 - 25.66	346	16.87	5.0	191	18.93
$25.66 - 38.49	505	33.03	5.7	198	30.06
$38.49 - 51.32	32	43.12	6.0	32	43.12
$64.15 - 76.97	6	69.53	9.0	0	0.00
$76.97 - 89.80	237	81.23	8.7	0	0.00
$89.80 - 102.63	5	93.29	9.3	0	0.00
$115.46 - 128.29	46	123.75	3.1	32	121.73

Total	1,220	$41.20	5.8	496	$30.95

Restricted Stock and Restricted Stock Units. The following table summarizes restricted stock and restricted stock unit activity:

Restricted Stock and Restricted Stock Units	Number of Shares	Weighted- Average Grant-Date Fair Value
	IN THOUSANDS
Nonvested at January 3, 2009	495	$24.56
Granted	150	13.65
Vested	(142)	23.48
Forfeited	(10)	25.02

Nonvested at January 2, 2010	493	21.54
Granted	215	38.83
Vested	(150)	21.66
Forfeited	(128)	25.35

Nonvested at January 1, 2011	430	29.03
Granted	105	86.80
Vested	(172)	29.29
Forfeited	(11)	42.98

Nonvested at December 31, 2011	352	45.70

Expected to vest	317	$45.70

The total fair value of shares/units vested during fiscal years 2011, 2010 and 2009 was $14.7 million, $5.8 million and $2.4 million, respectively.

15. Supplemental Cash Flow Information

The following table summarizes supplemental cash flow information (in thousands):

Fiscal Year	2011	2010	2009
Cash paid during the year for:
Interest	$3,323	$1,026	$443
Income taxes	$135,133	$107,787	$62,957
Supplemental disclosures of non-cash investing and financing activities:
Additions to property, plant and equipment included in accounts payable	$23,766	$8,034	$4,349
Retirement of treasury stock	$482	$725	$212

16. Supplemental Disclosure for Accumulated Other Comprehensive Income

The following table summarizes changes in accumulated other comprehensive income (in thousands):

Fiscal Year	2011	2010	2009
Unrealized (loss) gain on securities available for sale:
Balance at beginning of fiscal year	$210	$(344)	$(1,437)
Unrealized (loss) gain on marketable investments	(656)	554	1,093

Balance at end of fiscal year	(446)	210	(344)

Unrealized (loss) gain on cash flow hedges:
Balance at beginning of fiscal year	(6,236)	(549)	3,815
Plus change in fair value associated with current period hedging activities, net of taxes of ($2,343), $2,482, ($23), respectively	280	1,016	(2,911)
Less reclassification into earnings, net of taxes of ($4,167), $25, and $749, respectively	(9,629)	6,703	1,453

Balance at end of fiscal year	$3,673	$(6,236)	$(549)

Cumulative translation adjustment	$18,953	$25,444	$35,353

Accumulated other comprehensive income	$22,180	$19,418	$34,460

17. Major Customer, Segment and Geographic Information

In accordance with ASC 280, Segment Reporting (“ASC 280”) the Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.

Major Customer

Wholesale customers of the Company consist principally of major department stores and specialty retail stores located throughout the world. No individual customer accounts for 10% or more of the Company’s net sales.

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

Certain reclassifications were made to prior fiscal year amounts to conform with current fiscal year presentation. Due to changes in the Company’s reportable segments as discussed in Note 1 to the consolidated financial statements, segment results for fiscal years 2009 were recast to present results on a comparable basis. These changes had no impact on consolidated net sales or operating income. Summary information by operating segment is as follows (in thousands):

	Fiscal Year 2011
	Net Sales	Operating Income	Depreciation and Amortization	Long-lived Assets	Total Assets
North America wholesale:			$2,912	$65,332	$524,615
External customers	$967,493	$235,003
Intersegment	161,640
Europe wholesale:			5,377	83,107	436,775
External customers	695,391	187,762
Intersegment	154,654
Asia Pacific wholesale:			2,448	16,067	258,343
External customers	297,045	108,756
Intersegment	709,336
Direct to consumer	607,373	87,187	21,409	141,039	246,911
Intersegment items	(1,025,630)
Corporate		(146,717)	13,074	101,975	176,278

Consolidated	$2,567,302	$471,991	$45,220	$407,520	$1,642,922

	Fiscal Year 2010
	Net Sales	Operating Income	Depreciation and Amortization	Long-lived Assets	Total Assets
North America wholesale:			$3,547	$98,970	$585,616
External customers	$779,159	$188,155
Intersegment	151,304
Europe wholesale:			3,954	85,048	383,301
External customers	547,428	154,729
Intersegment	100,661
Asia Pacific wholesale:			2,291	17,193	188,459
External customers	220,777	82,037
Intersegment	592,403
Direct to consumer	483,326	66,339	21,452	96,017	217,620
Intersegment items	(844,368)
Corporate		(114,846)	9,058	29,528	92,577

Consolidated	$2,030,690	$376,414	$40,302	$326,756	$1,467,573

	Fiscal Year 2009
	Net Sales	Operating Income	Depreciation and Amortization	Long-lived Assets	Total Assets
North America wholesale:			$3,355	$93,065	$459,076
External customers	$551,117	$103,272
Intersegment	181,207
Europe wholesale:			4,176	104,813	430,921
External customers	467,099	91,295
Intersegment	43,037
Asia Pacific wholesale:			2,303	18,793	189,172
External customers	153,739	57,507
Intersegment	349,896
Direct to consumer	376,138	39,047	21,385	82,766	142,986
Intersegment items	(574,140)
Corporate		(79,494)	9,661	30,573	54,328

Consolidated	$1,548,093	$211,627	$40,880	$330,010	$1,276,483

The following table indicates revenue for each class of similar products for fiscal years 2011, 2010, and 2009 (in thousands):

	Fiscal Year 2011		Fiscal Year 2010		Fiscal Year 2009
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches	$1,843,909	71.8%	$1,419,205	69.9%	$1,021,181	66.0%
Leathers	427,771	16.7	340,405	16.8	297,591	19.2
Jewelry	190,126	7.4	166,183	8.2	133,949	8.7
Other	105,496	4.1	104,897	5.1	95,372	6.1

Total	$2,567,302	100.0%	$2,030,690	100.0%	$1,548,093	100.0%

Geographic Information

Net sales, operating income and long-lived assets related to the Company’s operations in the U.S., Europe, Asia Pacific and all other international markets were as follows (in thousands):

	Fiscal Year 2011
	Net Sales	Long-lived Assets
United States	$1,255,148	$209,576
Europe	858,452	158,324
Asia Pacific	358,904	31,609
All other international	94,798	8,011

Consolidated	$2,567,302	$407,520

	Fiscal Year 2010
	Net Sales	Long-lived Assets
United States	$1,028,840	$161,472
Europe	670,959	135,087
Asia Pacific	267,158	23,617
All other international	63,733	6,580

Consolidated	$2,030,690	$326,756

	Fiscal Year 2009
	Net Sales	Long-lived Assets
United States	$757,837	$161,636
Europe	563,061	142,234
Asia Pacific	183,599	19,418
All other international	43,596	6,722

Consolidated	$1,548,093	$330,010

18. Selected Quarterly Financial Data (Unaudited)

The following is a summary of the Company’s unaudited quarterly financial information for fiscal years 2011 and 2010 (in thousands, except per share data):

Fiscal Year 2011	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net sales	$536,975	$556,661	$642,910	$830,756
Gross profit	301,812	311,976	359,529	465,869
Operating expenses	209,256	225,714	240,720	291,505
Operating income	92,556	86,262	118,809	174,364
Income before income taxes	89,258	81,688	111,811	168,803
Provision for income taxes	31,192	27,657	39,307	46,001
Net income	58,066	54,031	72,504	122,802
Net income attributable to noncontrolling interest	2,244	2,670	2,895	4,891
Net income attributable to Fossil, Inc.	55,822	51,361	69,609	117,911
Comprehensive income	72,109	62,777	58,068	117,210
Comprehensive income attributable to noncontrolling interest	2,244	2,670	2,895	4,891
Comprehensive income attributable to Fossil, Inc.	69,865	60,107	55,173	112,319
Earnings per share:
Basic	0.87	0.81	1.10	1.88
Diluted	0.86	0.80	1.09	1.87
Gross profit as a percentage of net sales	56.2%	56.0%	55.9%	56.1%
Operating expenses as a percentage of net sales	39.0%	40.5%	37.4%	35.1%
Operating income as a percentage of net sales	17.2%	15.5%	18.5%	21.0%

Fiscal Year 2010	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net sales	$393,229	$412,560	$523,825	$701,076
Gross profit	219,419	236,885	298,743	400,118
Operating expenses	168,156	172,539	187,473	250,582
Operating income	51,263	64,346	111,270	149,536
Income before income taxes	53,739	64,524	111,257	154,690
Provision for income taxes	16,043	7,965	40,353	54,959
Net income	37,696	56,559	70,904	99,731
Net income attributable to noncontrolling interest	1,789	2,074	2,748	3,074
Net income attributable to Fossil, Inc.	35,907	54,485	68,156	96,657
Comprehensive income	25,496	43,323	88,705	92,324
Comprehensive income attributable to noncontrolling interest	1,780	2,062	2,764	3,084
Comprehensive income attributable to Fossil, Inc.	23,716	41,261	85,941	89,240
Earnings per share:
Basic	0.54	0.81	1.02	1.48
Diluted	0.53	0.80	1.00	1.46
Gross profit as a percentage of net sales	55.8%	57.4%	57.0%	57.1%
Operating expenses as a percentage of net sales	42.8%	41.8%	35.8%	35.7%
Operating income as a percentage of net sales	13.0%	15.6%	21.2%	21.3%

19. Subsequent Events

On January 10, 2012, the Company announced it had entered into an agreement to acquire Skagen Designs, Ltd. and certain of its international affiliates for approximately $225 million in cash, subject to a working capital adjustment, and 150,000 shares of the Company’s common stock. In addition, the sellers may receive up to 100,000 additional shares of the Company’s common stock if the Company’s net sales of Skagen-branded products exceed certain thresholds. The acquisition has cleared regulatory requirements in the U.S. and Germany, and U.K. regulatory approval is still pending. The Company anticipates receiving U.K. regulatory approval by the end of March.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2011, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective at the reasonable assurance level as of December 31, 2011.

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

Management, including our CEO and our CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on its assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2011.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Fossil, Inc.

Richardson, Texas

We have audited the internal control over financial reporting of Fossil Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principle executive and principal financial officers, or person performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated February 29, 2012 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/S/ DELOITTE & TOUCHE LLP

Dallas, Texas

February 29, 2012

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

We have adopted a code of ethics that applies to all our directors and employees, including the principal executive officer, principal financial officer, principal accounting officer and controller. The full text of our Code of Conduct and Ethics is published on the Investor Relations section of our website at www.fossil.com. We intend to disclose any future amendments to certain provisions of the Code of Conduct and Ethics, or waivers of such provisions granted to executive officers and directors, on this website within five business days following the date of any such amendment or waiver.

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

Item 15. Exhibits and Consolidated Financial Statement Schedules

(a)	Documents filed as part of Report.

The exhibits required to be filed by this Item 15 are set forth in the Exhibit Index accompanying this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 29, 2012	FOSSIL, INC.

/S/ KOSTA N. KARTSOTIS
Kosta N. Kartsotis,
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ KOSTA N. KARTSOTIS Kosta N. Kartsotis	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 29, 2012

/S/ MIKE L. KOVAR Mike L. Kovar	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 29, 2012

/S/ ELAINE AGATHER Elaine Agather	Director	February 29, 2012

/S/ JEFFREY N. BOYER Jeffrey N. Boyer	Director	February 29, 2012

/S/ GARY KUSIN Gary Kusin	Director	February 29, 2012

/S/ DIANE NEAL Diane Neal	Director	February 29, 2012

/S/ ELYSIA HOLT RAGUSA Elysia Holt Ragusa	Director	February 29, 2012

/S/ JAL S. SHROFF Jal S. Shroff	Director	February 29, 2012

/S/ JAMES E. SKINNER James E. Skinner	Director	February 29, 2012

/S/ MICHAEL STEINBERG Michael Steinberg	Director	February 29, 2012

/S/ DONALD J. STONE Donald J. Stone	Director	February 29, 2012

/S/ JAMES M. ZIMMERMAN James M. Zimmerman	Director	February 29, 2012

SCHEDULE II

FOSSIL, INC. AND SUBSIDIARIES

VALUATIONS AND QUALIFYING ACCOUNTS

Fiscal Years 2009, 2010 and 2011

(in Thousands)

		Additions	Deductions
	Balance at Beginning of Period	Charged (Credited) to Operations	Actual Returns or Writeoffs	Balance at End of Period
Classification
Fiscal Year 2009:
Account receivable allowances:
Sales returns	42,232	59,435	61,664	40,003
Bad debts	13,364	5,906	3,307	15,963
Deferred tax asset valuation allowance	4,891	2,250	2,176	4,965

Fiscal Year 2010:
Account receivable allowances:
Sales returns	40,003	99,581	76,886	62,698
Bad debts	15,963	6,078	4,080	17,961
Deferred tax asset valuation allowance	4,965	1,501	2,285	4,181

Fiscal Year 2011:
Account receivable allowances:
Sales returns	62,698	106,828	107,946	61,580
Bad debts	17,961	4,458	4,178	18,241
Deferred tax asset valuation allowance	4,181	649	1,637	3,193

EXHIBIT INDEX

Exhibit Number	Description

2.1	Purchase Agreement, dated January 9, 2012, by and among Fossil, Inc., Fossil Europe B.V., Fossil (East) Limited, Skagen Designs, Ltd., Skagen Designs Limited, Charlotte K. Jorst, solely in her capacity as the Representative, and the security holders of Skagen Designs, Ltd., Skagen Designs Limited and Skagen Designs Holding A/S (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 11, 2012).

3.1	Third Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 25, 2010).

3.2	Third Amended and Restated Bylaws of Fossil, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 25, 2010).

10.1(2)	Fossil, Inc. 1993 Non-Employee Director Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-1, SEC File No. 33-45357).

10.2(2)	Amendment Number One to the 1993 Non-Employee Director Stock Option Plan of Fossil, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on March 2, 2011).

10.3(2)	Amendment Number One to the Fossil, Inc. 1993 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed on March 5, 2008).

10.4(2)	Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-1, SEC File No. 33-45357).

10.5(2)	Amendment Number One to the 1993 Long-Term Incentive Plan of Fossil, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed on March 2, 2011).

10.6(2)	Amendment Number Two to the 1993 Long-Term Incentive Plan of Fossil, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on March 2, 2011).

10.7(2)	Amendment Number Three to the 1993 Long-Term Incentive Plan of Fossil, Inc. (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on March 5, 2008).

10.8(1)(2)	Amendment Number Four to the 1993 Long-Term Incentive Plan of Fossil, Inc.

10.9(1)(2)	Amendment Number Five to the 2004 Long-Term Incentive Plan of Fossil, Inc.

10.10(1)(2)	Amendment Number Six to the 2004 Long-Term Incentive Plan of Fossil, Inc.

10.11(2)	Form of Award Agreement under the Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-3, SEC File
No. 333-107476, filed on July 30, 2003).

10.12(1)(2)	Form of Restricted Stock Award under the Fossil, Inc. 2004 Long-Term Incentive Plan.

10.13(2)	Form of Restricted Stock Award under the Fossil, Inc. 2004 Long-Term Incentive Plan for Non-U.S. Participants (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed on August 8, 2007).

10.14(1)(2)	Form of Restricted Stock Unit Award under the Fossil, Inc. 2004 Long-Term Incentive Plan.

Exhibit Number	Description

10.15(2)	Form of Restricted Stock Unit Award under the Fossil, Inc. 2004 Long-Term Incentive Plan for Non-U.S. Participants (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed on August 8, 2007).

10.16(1)(2)	Form of Stock Appreciation Rights Award under the Fossil, Inc. 2004 Long-Term Incentive Plan.

10.17(2)	Form of Stock Option Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan for Non-U.S. Optionees (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed on August 8, 2007).

10.18(2)	Form of Revised Restricted Stock Award under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed on August 8, 2007).

10.19(2)	Form of Revised Restricted Stock Unit Award under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed on August 8, 2007).

10.20(2)	Form of Revised Stock Appreciation Rights Award under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed on August 8, 2007).

10.21(2)	Form of Revised Stock Option Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed on August 8, 2007).

10.22(2)	Fossil, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2008).

10.23(1)(2)	Amendment Number One to the 2008 Long-Term Incentive Plan of Fossil, Inc.

10.24(1)(2)	Amendment Number Two to the 2008 Long-Term Incentive Plan of Fossil, Inc.

10.25(2)	Form of Restricted Stock Award under the Fossil, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 27, 2008).

10.26(2)	Form of Restricted Stock Award under the Fossil, Inc. 2008 Long-Term Incentive Plan for Non-U.S. Participants (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 27, 2008).

10.27(2)	Form of Restricted Stock Unit Award under the Fossil, Inc. 2008 Long-Term Incentive Plan (for non-employee directors) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 27, 2008).

10.28(2)	Form of Restricted Stock Unit Award under the Fossil, Inc. 2008 Long-Term Incentive Plan (for key employees) (incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K filed on March 3, 2010).

10.29(2)	Form of Restricted Stock Unit Award under the Fossil, Inc. 2008 Long-Term Incentive Plan for Non-U.S. Participants (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 27, 2008).

10.30(2)	Form of Stock Appreciation Rights Award under the Fossil, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on June 27, 2008).

10.31(2)	Form of Stock Option Award Agreement under the Fossil, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 27, 2008).

Exhibit Number	Description

10.32(2)	Form of Stock Option Award Agreement for Non-U.S. Optionees under the Fossil, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 27, 2008).

10.33(2)	Form of Stock Option Award Agreement for Outside Directors under the Fossil, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 5, 2009).

10.34(2)	Form of Revised Restricted Stock Unit Award Agreement under the Fossil, Inc. 2008 Long-Term Incentive Plan for Non-U.S. Participants (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2010).

10.35(2)	Form of Revised Stock Option Award Agreement for Non-U.S. Optionees under the Fossil, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K filed on March 3, 2010).

10.36(2)	Fossil, Inc. 2010 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 25, 2010).

10.37(2)	Third Amended and Restated Fossil, Inc. and Affiliates Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2010).

10.38	Credit Agreement, dated as of December 17, 2010, by and among Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Partners, L.P., Arrow Merchandising, Inc., Fossil Stores I, Inc., Fossil Holdings, LLC, Fossil International Holdings, Inc., Wells Fargo Bank, National Association and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2010).

10.39	Guaranty Agreement, dated as of December 17, 2010, executed and delivered by Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc. and Fossil International Holdings, Inc. to Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 23, 2010).

10.40	Pledge Agreement, dated as of December 17, 2010, by and among Fossil, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 23, 2010).

10.41(1)	First Amendment to Pledge Agreement, dated as of August 15, 2011, by and among Fossil, Inc. and Wells Fargo Bank, National Association.

10.42(2)	Fossil, Inc. 1993 Savings and Retirement Plan (incorporated by reference to the Company’s Registration Statement on Form S-1, SEC File No. 33-45357).

10.43	Master License Agreement dated as of August 30, 1994, by and between Fossil, Inc. and Fossil Partners, L.P. (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on March 2, 2011).

10.44	Agreement of Limited Partnership of Fossil Partners, L.P. (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on March 2, 2011).

21.1(1)	Subsidiaries of Fossil, Inc.

23.1(1)	Consent of Independent Registered Public Accounting Firm.

31.1(1)	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

32.1(1)	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101(3)	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) the Notes to the Consolidated Financial Statements and (vi) Schedule II-Valuations and Qualifying Accounts.

(1)	Filed herewith.
(2)	Management contract or compensatory plan or arrangement.
(3)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.