Form 10-Q
period 2012-03-31
FOSSIL INC
filed 2012-05-10
CIK 883569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

The number of shares of the registrant’s common stock outstanding as of May 4, 2012: 61,931,948.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

FOSSIL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

IN THOUSANDS

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$260,478	$287,498
Securities available for sale	206	155
Accounts receivable — net of allowances of $74,749 and $79,820, respectively	223,297	302,467
Inventories	512,087	488,983
Deferred income tax assets-net	48,694	45,803
Prepaid expenses and other current assets	112,532	110,496

Total current assets	1,157,294	1,235,402

Investments	7,666	7,520
Property, plant and equipment — net of accumulated depreciation of $228,061 and $217,245, respectively	289,359	282,050
Goodwill	44,779	44,054
Intangible and other assets-net	72,262	73,896

Total long-term assets	414,066	407,520

Total assets	$1,571,360	$1,642,922

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$118,705	$157,883
Short-term debt	12,854	9,009
Accrued expenses:
Compensation	42,732	58,745
Royalties	23,535	48,807
Co-op advertising	11,272	21,287
Transaction taxes	15,005	23,086
Other	57,108	56,122
Income taxes payable	15,504	16,339

Total current liabilities	296,715	391,278

Long-term income taxes payable	17,348	17,194
Deferred income tax liabilities	90,361	86,328
Long-term debt	7,738	6,236
Other long-term liabilities	26,775	25,040

Total long-term liabilities	142,222	134,798
Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock, 61,811 and 68,370 shares issued at March 31, 2012 and December 31, 2011, respectively	618	684
Treasury stock, at cost, 6,215 shares at December 31, 2011	0	(450,700)
Additional paid-in capital	129,555	149,243
Retained earnings	961,235	1,384,522
Accumulated other comprehensive income	30,952	22,180

Total Fossil, Inc. stockholders’ equity	1,122,360	1,105,929
Noncontrolling interest	10,063	10,917

Total stockholders’ equity	1,132,423	1,116,846

Total liabilities and stockholders’ equity	$1,571,360	$1,642,922

See notes to the condensed consolidated financial statements.

FOSSIL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

UNAUDITED

IN THOUSANDS, EXCEPT PER SHARE DATA

	For the 13 Weeks Ended
	March 31, 2012	April 2, 2011
Net sales	$589,533	$536,975
Cost of sales	260,553	235,163

Gross profit	328,980	301,812

Operating expenses:
Selling and distribution	181,438	158,382
General and administrative	64,681	50,874

Total operating expenses	246,119	209,256

Operating income	82,861	92,556
Interest expense	814	225
Other income (expense)-net	2,549	(3,073)

Income before income taxes	84,596	89,258
Provision for income taxes	23,524	31,192

Net income	61,072	58,066
Less: Net income attributable to noncontrolling interest	2,932	2,244

Net income attributable to Fossil, Inc.	$58,140	$55,822

Other comprehensive income (loss), net of taxes:
Currency translation adjustment	$10,071	$19,326
Unrealized gain (loss) on securities available for sale	50	(436)
Forward contracts hedging intercompany foreign currency payments — change in fair values	(1,349)	(4,847)

Total other comprehensive income	8,772	14,043

Total comprehensive income	69,844	72,109
Less: Comprehensive income attributable to noncontrolling interest	2,932	2,244

Comprehensive income attributable to Fossil, Inc.	$66,912	$69,865

Earnings per share:
Basic	$0.94	$0.87

Diluted	$0.93	$0.86

Weighted average common shares outstanding:
Basic	61,859	64,093

Diluted	62,459	64,846

See notes to the condensed consolidated financial statements.

FOSSIL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

IN THOUSANDS

	For the 13 Weeks Ended
	March 31, 2012	April 2, 2011
Operating Activities:
Net income	$61,072	$58,066
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	15,227	10,976
Stock-based compensation	3,144	1,190
Decrease in allowance for returns — net of inventory in transit	(2,917)	(1,077)
Loss on disposal of assets	517	404
Equity in income of joint venture	(270)	(125)
(Decrease) increase in allowance for doubtful accounts	(1,396)	175
Excess tax benefits from stock-based compensation	(9,901)	(4,791)
Deferred income taxes and other	3,919	6,685

Changes in operating assets and liabilities:
Accounts receivable	88,197	50,505
Inventories	(19,355)	(22,823)
Prepaid expenses and other current assets	(5,527)	(7,261)
Accounts payable	(45,310)	(15,416)
Accrued expenses	(60,930)	(42,586)
Income taxes payable	9,029	19,210

Net cash provided by operating activities	35,499	53,132

Investing Activities:
Additions to property, plant and equipment	(10,029)	(9,932)
Increase in intangible and other assets	(27)	(2,049)
Purchase of securities available for sale	0	(164)
Sales/maturities of securities available for sale	0	82
Net change in restricted cash	(157)	0

Net cash used in investing activities	(10,213)	(12,063)

Financing Activities:
Acquisition of common stock	(67,878)	(94,521)
Distribution of noncontrolling interest earnings	(3,786)	(3,772)
Excess tax benefits from stock-based compensation	9,901	4,791
Borrowings on notes payable	3,899	0
Payments on notes payable	(4)	(73)
Proceeds from exercise of stock options	4,352	3,502

Net cash used in financing activities	(53,516)	(90,073)

Effect of exchange rate changes on cash and cash equivalents	1,210	2,950

Net decrease in cash and cash equivalents	(27,020)	(46,054)
Cash and cash equivalents:
Beginning of period	287,498	392,794

End of period	$260,478	$346,740

See notes to the condensed consolidated financial statements.

FOSSIL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1. FINANCIAL STATEMENT POLICIES

Basis of Presentation. The condensed consolidated financial statements include the accounts of Fossil, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of March 31, 2012, and the results of operations for the thirteen week periods ended March 31, 2012 (“First Quarter”) and April 2, 2011 (“Prior Year Quarter”), respectively. All adjustments are of a normal, recurring nature.

These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K filed by the Company pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the fiscal year ended December 31, 2011. Operating results for the First Quarter are not necessarily indicative of the results to be achieved for the full fiscal year.

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

Business. The Company is a global design, marketing and distribution company that specializes in consumer fashion accessories. Its principal offerings include an extensive line of men’s and women’s fashion watches and jewelry, handbags, small leather goods, belts, sunglasses, shoes, soft accessories and clothing. In the watch and jewelry product categories, the Company has a diverse portfolio of globally recognized owned and licensed brand names under which its products are marketed. The Company’s products are distributed globally through various distribution channels, including wholesale in countries where it has a physical presence, direct to the consumer through its retail stores and commercial websites and through third-party distributors in countries where the Company does not maintain a physical presence. The Company’s products are offered at varying price points to meet the needs of its customers, whether they are value-conscious or luxury oriented. Based on its extensive range of accessory products, brands, distribution channels and price points, the Company is able to target style-conscious consumers across a wide age spectrum on a global basis.

Foreign Currency Hedging Instruments. The Company’s foreign subsidiaries periodically enter into foreign exchange forward contracts principally to hedge the future payment of intercompany inventory transactions denominated in U.S. dollars. If the Company’s foreign subsidiaries were to settle their contracts designated as cash flow hedges that were denominated in Euros, British Pounds, Mexican Pesos, Australian Dollars, Canadian Dollars and Japanese Yen, the net result would be a gain of approximately $1.5 million, net of taxes, as of March 31, 2012. Refer to Note 6—Derivatives and Risk Management in the notes to the condensed consolidated financial statements for additional disclosures about the Company’s use of forward contracts. The tax benefit and tax expense of changes in fair value of hedging activities for the First Quarter and Prior Year Quarter was $1.5 million and $0.4 million, respectively.

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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 (in thousands):

	Fair Value at March 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
Investments in publicly traded equity securities	$206	$0	$0	$206
Foreign exchange forward contracts	0	4,983	0	4,983
Deferred compensation plan assets:
Investment in publicly traded mutual funds	3,069	0	0	3,069

Total	$3,275	$4,983	$0	$8,258

Liabilities:
Foreign exchange forward contracts	$0	$2,668	$0	$2,668

Total	$0	$2,668	$0	$2,668

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 (in thousands):

	Fair Value at December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
Investment in publicly traded equity securities	$155	$0	$0	$155
Foreign exchange forward contracts	0	10,614	0	10,614
Deferred compensation plan assets:
Investment in publicly traded mutual funds	2,897	0	0	2,897

Total	$3,052	$10,614	$0	$13,666

Liabilities:
Foreign exchange forward contracts	$0	$3,586	$0	$3,586

Total	$0	$3,586	$0	$3,586

The fair values of the Company’s securities available for sale and deferred compensation plan assets are based on quoted prices. The deferred compensation plan assets are recorded within intangible and other assets-net in the Company’s condensed consolidated balance sheets. The foreign exchange forward contracts are entered into by the Company’s foreign subsidiaries principally to hedge the future payment of intercompany inventory transactions denominated in U.S. dollars. The fair values of the Company’s foreign exchange forward contracts are based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates.

The Company has evaluated its short-term and long-term debt and believes, based on the interest rates, related terms and maturities, that the fair values of such instruments approximate their carrying amounts. As of March 31, 2012 and December 31, 2011, the carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated their fair values due to the short-term maturities of these accounts.

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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS (in thousands except per share data):

	For the 13 Weeks Ended
	March 31, 2012	April 2, 2011
Numerator:
Net income attributable to Fossil, Inc.	$58,140	$55,822

Denominator:
Basic EPS computation:
Basic weighted average common shares outstanding	61,859	64,093

Basic EPS	$0.94	$0.87

Diluted EPS computation:
Basic weighted average common shares outstanding	61,859	64,093
Stock options, stock appreciation rights and restricted stock units	600	753

Diluted weighted average common shares outstanding	62,459	64,846

Diluted EPS	$0.93	$0.86

Approximately 237,000 and 178,000 weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation at the end of the First Quarter and Prior Year Quarter, respectively, because they were antidilutive.

Restricted Cash. As of March 31, 2012 and December 31, 2011, the Company had restricted cash of $6.6 million and $5.9 million, respectively, primarily pledged as collateral to secure bank guarantees on behalf of the Company for payments related to prospective value-added tax liabilities. This restricted cash is reported in prepaid expenses and other current assets in the Company’s condensed consolidated balance sheets as a component of current assets. The Company also had restricted cash of $1.6 million and $2.1 million as of March 31, 2012 and December 31, 2011, respectively, pledged as collateral to secure bank guarantees for the purpose of obtaining retail space. This restricted cash is reported in intangibles and other assets-net in the Company’s condensed consolidated balance sheets as a component of long-term assets.

Goodwill. The changes in the carrying amount of goodwill, which is not subject to amortization, were as follows (in thousands):

	North America wholesale	Europe wholesale	Asia Pacific wholesale	Direct to consumer	Total
Balance at December 31, 2011	$23,605	$17,891	$2,558	$0	$44,054
Foreign currency changes	163	519	43	0	725

Balance at March 31, 2012	$23,768	$18,410	$2,601	$0	$44,779

Recently Adopted Accounting Standards. In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Fair Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). FASB intends the new guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amended guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 assets and liabilities for which the Company will be required to disclose quantitative information about the unobservable inputs used in such fair value measurements. These changes became effective for the Company on January 1, 2012. The adoption of ASU 2011-04 did not have a material impact on the Company’s condensed consolidated results of operations and financial position.

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the consolidated statement of shareholder’s equity and comprehensive income and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. The amendments in the update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This amendment also required an entity to present on the face of the financial statements adjustments for items that are reclassified from accumulated other comprehensive income to net income. However, in December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 (“ASU 2011-12”). ASU 2011-12 defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income while FASB further deliberates this aspect of the proposal. ASU 2011-05, as amended by ASU 2011-12, became effective for the Company on January 1, 2012. The adoption of ASU 2011-05 did not have a material impact on the Company’s condensed consolidated results of operations and financial position.

In September 2011, FASB issued ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 simplifies the assessment of goodwill for impairment by allowing companies the option to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a company concludes from the qualitative assessment that impairment is more likely than not, the entity is required to perform the two-step quantitative impairment test. These changes became effective for the Company on January 1, 2012. The adoption of ASU 2011-08 did not have a material impact on the Company’s condensed consolidated results of operations and financial position.

2. INVENTORIES

Inventories consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Components and parts	$42,085	$37,482
Work-in-process	2,645	4,764
Inventory purchases in transit	49,740	57,474
Finished goods	417,617	389,263

Inventories	$512,087	$488,983

3. INCOME TAXES

The Company’s income tax expense and related effective rate were as follows (in thousands except percentage data):

	For the 13 Weeks Ended March 31, 2012	For the 13 Weeks Ended April 2, 2011
Income tax expense	$23,524	$31,192
Income tax rate	27.8%	34.9%

The lower effective tax rate in the First Quarter was attributable to various discrete items and the release of $2.8 million of deferred income tax liabilities associated with a change in management’s plans; as a result, a portion of undistributed earnings of certain foreign subsidiaries will be indefinitely reinvested.

As of March 31, 2012, the total amount of unrecognized tax benefits, excluding interest and penalties, was $18.0 million, of which $12.7 million would favorably impact the effective tax rate in future periods, if recognized. The examination phase of the Internal Revenue Service (“IRS”) audit for tax years 2005 and 2006 was completed in 2010. The IRS proposed certain adjustments, and the Company filed a protest. This protest is under review by the IRS Office of Appeals, and it is possible that it may be resolved within the next twelve months. The Company is also subject to examinations in various state and foreign jurisdictions for the 2004-2010 tax years, none of which are individually significant. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

The Company has classified uncertain tax positions as long-term income taxes payable unless such amounts are expected to be paid within twelve months of the condensed consolidated balance sheet date. As of March 31, 2012, the Company has recorded unrecognized tax benefits of $2.7 million, excluding interest and penalties, for positions that could be settled within the next twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes receivable/payable, respectively. The total amount of accrued income tax-related interest included in the condensed consolidated balance sheet at March 31, 2012 was $2.6 million. There were no penalties accrued in the condensed consolidated balance sheet at March 31, 2012. For the First Quarter, the Company accrued income tax-related interest expense of $0.2 million.

4. STOCKHOLDERS’ EQUITY AND BENEFIT PLANS

Common Stock Repurchase Programs. Purchases of the Company’s common stock are made from time to time, subject to market conditions and at prevailing market prices, through the open market. Repurchased shares of common stock are recorded at cost and become authorized but unissued shares which may be issued in the future for general corporate and other purposes. The Company may terminate or limit its stock repurchase program at any time. In the event the repurchased shares are cancelled, the Company accounts for retirements by allocating the repurchase price to common stock, additional paid-in capital and retained earnings. The repurchase price allocation is based upon the equity contribution associated with historical issuances. These repurchase programs were conducted pursuant to Rule 10b-18 of the Exchange Act. During the period from the announcement of the Company’s $750 million buyback authorization in August 2010 until the end of the First Quarter, the Company has repurchased approximately $509.4 million of its common stock, representing approximately 6.8 million shares.

During the First Quarter, the Company effectively retired 6.8 million shares of common stock repurchased under its repurchase programs during the 2010, 2011 and 2012 fiscal years. The effective retirement of common stock repurchased decreased common stock by $68,000, additional paid in capital by $28.5 million retained earnings by $481.4 million and treasury stock by $510.0 million.

The following table reflects the Company’s common stock repurchase activity for the periods indicated (in millions):

			For the 13 Weeks Ended March 31, 2012		For the 2011 Fiscal Year
Fiscal year authorized	Dollar value authorized	Termination date	Number of shares repurchased	Dollar value repurchased	Number of shares repurchased	Dollar value repurchased
2010	$30.0	None	0.0	$0.0	0.0	$0.0
2010	$750.0	December 2013	0.6	$59.3	3.1	$270.9

Stock-Based Compensation Plans. The Company accounts for stock-based compensation in accordance with the provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”), using the Black-Scholes option pricing model to determine the fair value of stock options and stock appreciation rights at the date of grant. The Company’s current stock-based compensation plans include: (i) stock options and restricted stock for its international employees, (ii) stock options and restricted stock units for its non-employee directors and (iii) stock appreciation rights, restricted stock and restricted stock units for its U.S.-based employees. There have been no significant changes to the Company’s stock-based compensation plans since the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

The following table summarizes stock options and stock appreciation rights activity during the First Quarter:

Stock Options and Stock Appreciation Rights	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	IN THOUSANDS			IN THOUSANDS
Outstanding at December 31, 2011	1,220	$41.20	5.8	$49,125
Granted	246	127.84
Exercised	(263)	31.95		24,613
Forfeited or expired	(10)	54.52

Outstanding at March 31, 2012	1,193	61.03	6.6	84,641

Exercisable at March 31, 2012	515	37.46	4.7	48,661

Nonvested at March 31, 2012	678	78.92	8.0	35,980

Expected to vest	612	$78.92	8.0	$32,655

The aggregate intrinsic value in the table above is before income taxes and is based on (i) the exercise price for outstanding and exercisable options/rights at March 31, 2012 and (ii) the fair market value of the Company’s common stock on the exercise date for options/rights that were exercised during the First Quarter.

Stock Options and Stock Appreciation Rights Outstanding and Exercisable. The following table summarizes information with respect to stock options and stock appreciation rights outstanding and exercisable at March 31, 2012:

Stock Options and Stock Appreciation Rights Outstanding				Stock Options and Stock Appreciation Rights Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Number of Shares	Weighted- Average Exercise Price
	IN THOUSANDS			IN THOUSANDS
$11.66 - $13.15	21	$11.71	0.9	21	$11.71
$13.15 - $26.29	325	18.79	4.5	234	20.68
$26.29 - $39.44	311	34.47	6.0	147	34.08
$39.44 - $52.58	32	43.12	5.7	32	43.12
$65.73 - $78.88	5	69.53	7.9	2	69.53
$78.88 - $92.02	202	81.23	8.5	47	81.23
$92.02 - $105.17	5	93.29	9.0	0	0.00
$118.31 - $131.46	292	127.19	8.5	32	121.73

Total	1,193	$61.03	6.6	515	$37.46

Restricted Stock and Restricted Stock Units. The following table summarizes restricted stock and restricted stock unit activity during the First Quarter:

Restricted Stock and Restricted Stock Units	Number of Shares	Weighted- Average Grant-Date Fair Value
	IN THOUSANDS
Nonvested at December 31, 2011	352	$45.70
Granted	62	127.66
Vested	(138)	41.26
Forfeited	(7)	54.34

Nonvested at March 31, 2012	269	66.60

Expected to vest	243	$66.60

The total fair value of restricted stock and restricted stock units vested during the First Quarter was approximately $17.4 million.

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

Summary information by operating segment was as follows (in thousands):

	For the 13 Weeks Ended March 31, 2012		For the 13 Weeks Ended April 2, 2011
	Net Sales	Operating Income	Net Sales	Operating Income
North America wholesale:
External customers	$225,000	$53,509	$206,735	$50,332
Intersegment	42,826		30,419
Europe wholesale:
External customers	152,950	31,098	151,831	38,112
Intersegment	34,561		35,133
Asia Pacific wholesale:
External customers	76,709	25,243	64,216	22,248
Intersegment	166,293		135,683
Direct to consumer	134,874	8,382	114,193	8,151
Intersegment items	(243,680)		(201,235)
Corporate		(35,371)		(26,287)

Consolidated	$589,533	$82,861	$536,975	$92,556

The following table reflects net sales for each class of similar products in the periods presented (in thousands except percentage data):

	For the 13 Weeks Ended March 31, 2012		For the 13 Weeks Ended April 2, 2011
	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches	$418,432	71.0%	$372,709	69.4%
Leathers	104,047	17.7	90,549	16.9
Jewelry	39,152	6.6	42,166	7.8
Other	27,902	4.7	31,551	5.9

Total	$589,533	100.0%	$536,975	100.0%

6. DERIVATIVES AND RISK MANAGEMENT

The Company is exposed to certain risks relating to its ongoing business operations, which it attempts to manage by using derivative instruments. The primary risks managed by using derivative instruments are the fluctuations in global currencies that will ultimately be used by non-U.S. dollar functional currency subsidiaries to settle future payments of intercompany inventory transactions denominated in U.S. dollars. Specifically, the Company projects future intercompany purchases by its non-U.S. dollar functional currency subsidiaries generally over a period of up to 18 months. The Company enters into foreign exchange forward contracts (“forward contracts”) generally for up to 65% of the forecasted purchases to manage fluctuations in global currencies that will ultimately be used to settle such U.S. dollar denominated inventory purchases. Forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon settlement date. The majority of the Company’s forward contracts are designated as single cash flow hedges. Fluctuations in exchange rates will either increase or decrease the Company’s U.S. dollar equivalent cash flows from these intercompany inventory transactions, which will affect the Company’s U.S. dollar earnings. Gains or losses on the forward contracts are expected to offset these fluctuations to the extent the cash flows are hedged by the forward contracts. The Company also periodically enters into forward contracts to manage exchange rate risks associated with certain non-inventory intercompany transactions and to which the Company does not elect hedge treatment. All of the Company’s outstanding forward contracts were designated as hedging instruments as of March 31, 2012 and December 31, 2011.

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

The accounting for gains and losses that result from changes in the fair values of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments. Changes in the fair value of derivatives not designated as hedging instruments are recognized in earnings when they occur. For a derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss), net of taxes and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, the Company’s hedges resulted in no ineffectiveness in the condensed consolidated statements of income and comprehensive income, and there were no components excluded from the assessment of hedge effectiveness for the First Quarter or Prior Year Quarter.

All derivative instruments are recognized as either assets or liabilities at fair value in the condensed consolidated balance sheet. Forward contracts designated as cash flow hedges are recorded at fair value at each balance sheet date and the change in fair value is recorded to accumulated other comprehensive income (loss) within the equity section of the balance sheet until such forward contract’s gains (losses) become realized or the cash flow hedge relationship is terminated. If the cash flow hedge relationship is terminated, the derivative’s gains or losses that are deferred in accumulated other comprehensive income (loss) will be recognized in earnings when the hedged cash flows occur. However, for cash flow hedges that are terminated because the forecasted transaction is not expected to occur in the original specified time period, the derivative’s gains or losses are immediately recognized in earnings. There were no gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges in the First Quarter or Prior Year Quarter. Hedge accounting is discontinued if it is determined that the derivative is not highly effective. The Company records all cash flow hedge assets and liabilities on a gross basis as they do not meet the balance sheet netting criteria because the Company does not have master netting agreements established with the derivative counterparties that would allow for net settlement. As of March 31, 2012, the Company had the following outstanding forward contracts that were entered into to hedge the future payments of intercompany inventory transactions (in thousands):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Euro	132,345	U.S. Dollar	179,969
British Pound	15,691	U.S. Dollar	24,835
Japanese Yen	2,525,700	U.S. Dollar	30,775
Mexican Peso	152,500	U.S. Dollar	11,200
Australian Dollar	8,310	U.S. Dollar	8,248
Canadian Dollar	17,681	U.S. Dollar	17,619

The effective portion of gains and losses on derivative instruments that was recognized in other comprehensive (loss) income, net of taxes during the First Quarter and the Prior Year Quarter is set forth below (in thousands):

Derivatives Designated as Cash Flow Hedges Under ASC 815	For the 13 Weeks Ended March 31, 2012	For the 13 Weeks Ended April 2, 2011
Foreign exchange forward contracts	$(497)	$(7,093)

Total loss recognized in other comprehensive income (loss), net of taxes	$(497)	$(7,093)

The following table illustrates the effective portion of gains and losses on derivative instruments designated and qualifying as cash flow hedges recorded in other comprehensive income (loss), net of taxes during the term of the hedging relationship and reclassified into earnings, and gains and losses on derivatives not designated as hedging instruments recorded directly to earnings during the First Quarter and Prior Year Quarter (in thousands):

Foreign Exchange Forward Contracts Under ASC 815	Condensed Consolidated Statements of Income and Comprehensive Income Location		For the 13 Weeks Ended March 31, 2012	For the 13 Weeks Ended April 2, 2011
Cash flow hedging instruments	Other income (expense) — net	Total gain/(loss) reclassified from other comprehensive income (loss), net of taxes into income, net of taxes	$852	$(2,246)

The following table discloses the fair value amounts for the Company’s derivative instruments as separate asset and liability values, presents the fair value of derivative instruments on a gross basis, and identifies the line items in the condensed consolidated balance sheets in which the fair value amounts for these categories of derivative instruments are included (in thousands):

	Asset Derivatives				Liability Derivatives
	March 31, 2012		December 31, 2011		March 31, 2012		December 31, 2011
	Condensed				Condensed
	Consolidated		Consolidated		Consolidated		Consolidated
	Balance		Balance		Balance		Balance
Foreign exchange forward	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
contracts under ASC 815	Location	Value	Location	Value	Location	Value	Location	Value
Cash flow hedging instruments	Prepaid expenses and other current assets	$4,573	Prepaid expenses and other current assets	$9,719	Accrued expenses — other	$2,366	Accrued expenses — other	$3,204

Cash flow hedging instruments	Intangible and other assets —net	410	Intangible and other assets —net	895	Other long — term liabilities	302	Other long — term liabilities	382

Total		$4,983		$10,614		$2,668		$3,586

At the end of the First Quarter, the Company had foreign exchange forward contracts with maturities extending through January 2014. The estimated net amount of the existing gains or losses at March 31, 2012 that is expected to be reclassified into earnings within the next twelve months is a gain of $1.4 million.

7. CONTROLLING AND NONCONTROLLING INTEREST

The following tables summarize the changes in equity attributable to controlling and noncontrolling interest (in thousands):

	Fossil, Inc.		Total
	Stockholders’	Noncontrolling	Stockholders’
	Equity	Interest	Equity
Balance at December 31, 2011	$1,105,929	$10,917	$1,116,846

Net income	58,140	2,932	61,072
Currency translation adjustments	10,071	0	10,071
Unrealized gain on securities available for sale	50	0	50
Forward contracts hedging intercompany foreign currency payments — change in fair values	(1,349)	0	(1,349)
Common stock issued upon exercise of stock options and stock appreciation rights	4,352	0	4,352
Tax benefit derived from stock-based compensation	9,901	0	9,901
Distribution of noncontrolling interest earnings	0	(3,786)	(3,786)
Acquisition of common stock	(67,878)	0	(67,878)
Stock-based compensation expense	3,144	0	3,144

Balance at March 31, 2012	$1,122,360	$10,063	$1,132,423

	Fossil, Inc.		Total
	Stockholders’	Noncontrolling	Stockholders’
	Equity	Interest	Equity
Balance at January 1, 2011	$1,044,118	$7,590	$1,051,708

Net income	55,822	2,244	58,066
Currency translation adjustments	19,326	0	19,326
Unrealized loss on securities available for sale	(436)	0	(436)
Forward contracts hedging intercompany foreign currency payments — change in fair values	(4,847)	0	(4,847)
Common stock issued upon exercise of stock options and stock appreciation rights	3,502	0	3,502
Tax benefit derived from stock-based compensation	4,791	0	4,791
Distribution of noncontrolling interest earnings	0	(3,772)	(3,772)
Common stock forfeitures put to treasury	(3,280)	0	(3,280)
Acquisition of common stock	(94,521)	0	(94,521)
Stock-based compensation expense	1,190	0	1,190

Balance at April 2, 2011	$1,025,665	$6,062	$1,031,727

8. INTANGIBLE AND OTHER ASSETS

The following table summarizes intangible and other assets (in thousands):

		March 31, 2012		December 31, 2011
	Useful	Carrying	Accumulated	Carrying	Accumulated
	Lives	Amount	Amortization	Amount	Amortization
Intangibles — subject to amortization:
Trademarks	10 yrs.	$4,129	$2,187	$4,121	$2,109
Customer lists	9 yrs.	7,847	7,544	7,636	7,274
Patents	14-20 yrs.	773	406	773	394
Other	7-20 yrs.	196	194	193	190

Total intangibles — subject to amortization		12,945	10,331	12,723	9,967
Intangibles — not subject to amortization:
Trade names		18,952		18,936
Other assets:
Key money deposits		32,727	11,454	31,804	10,291
Other deposits		12,920		13,685
Deferred compensation plan assets		3,069		2,897
Deferred tax asset-net		4,942		4,875
Restricted cash		1,632		2,114
Other		11,069	4,209	10,868	3,748

Total other assets		66,359	15,663	66,243	14,039

Total intangible and other assets		$98,256	$25,994	$97,902	$24,006

Total intangible and other assets-net			$72,262		$73,896

Amortization expense for intangible assets, key money deposits and other assets was approximately $1.4 million and $1.2 million for the First Quarter and Prior Year Quarter, respectively. Estimated aggregate future amortization expense by fiscal year for intangible assets, key money deposits and other assets is as follows (in thousands):

Amortization
Expense
2012 (remaining)	4,329
2013	4,690
2014	4,188
2015	3,654
2016	2,974
2017	2,412

9. COMMITMENTS AND CONTINGENCIES

Litigation. The Company is occasionally subject to litigation or other legal proceedings in the normal course of its business. The Company does not believe that the outcome of any currently pending legal matters, individually or collectively, will have a material effect on the business or financial condition of the Company.

10. SUBSEQUENT EVENTS

Skagen Designs, Ltd. Acquisition. On January 9, 2012, the Company entered into an agreement to acquire Skagen Designs, Ltd. and certain of its international affiliates (“Skagen Designs”). Skagen Designs was a privately held Nevada-based company that manufactures, markets and internationally distributes contemporary Danish design accessories including watches, clocks, jewelry and sunglasses. Effective April 2, 2012, the acquisition was completed for $231.7 million in cash and 150,000 shares of the Company’s common stock valued at $19.9 million based on the mean between the highest and lowest sales price of the Company’s common stock on NASDAQ on April 2, 2012. In addition, the sellers may receive up to 100,000 additional shares of the Company’s common stock if the Company’s net sales of Skagen-branded products exceed certain thresholds.

Prior to closing the Skagen Designs acquisition, the Company incurred approximately $600,000 of acquisition-related expenses for legal, accounting and valuation services which are reflected in general and administrative operating expenses cumulative for the fiscal year ended December 31, 2011 and the First Quarter.

With respect to the Company’s acquisition of Skagen Designs, the final allocation of the purchase price will be based on the consideration transferred and the fair values of assets acquired and liabilities assumed as of April 2, 2012, the effective date of the acquisition. The final allocation is dependent upon valuations that have not been completed. Due to the limited time since the acquisition date, the initial accounting for the acquisition is incomplete at this time. As a result, the Company is unable to provide amounts recognized as of the acquisition date for major classes of assets acquired and liabilities assumed and resulting from the transaction, including the information required for contingencies and goodwill. Also, the Company is unable to provide the supplemental pro forma revenue and earnings of the combined entity. The Company will include this information in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

On December 17, 2010, the Company entered into a three year Credit Agreement (the “Credit Agreement”) with (i) Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, swingline lender and issuing lender, (ii) Wells Fargo Securities, LLC, as sole lead arranger and sole book manager, and (iii) Bank of America, N.A., as lender. The Credit Agreement provides for revolving credit loans in the amount of $300 million (the “Revolver”), a swingline loan of $20 million, and letters of credit. On April 2, 2012, in connection with the Skagen Designs acquisition, the Credit Agreement was amended to, among other things, (i) increase the aggregate commitment of the lenders under the revolving credit facility from $300 million to $350 million, (ii) provide for an uncommitted $50 million incremental revolving credit commitment and (iii) extend the maturity date from December 17, 2013 to December 17, 2014. In addition, in April 2012, the Company borrowed $214 million under the Revolver at a rate of 1.5%. In May 2012, $38 million of the outstanding amount was repaid and $176 million was renewed at a rate of approximately 1.5%.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition and results of operations of Fossil, Inc. and its wholly and majority-owned subsidiaries for the thirteen week period ended March 31, 2012 (the “First Quarter”) as compared to the thirteen week period ended April 2, 2011 (the “Prior Year Quarter”). This discussion should be read in conjunction with the condensed consolidated financial statements and the related notes thereto.

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

Domestically, we sell our products through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, Company-owned retail and factory outlet stores, mass market stores, and through our FOSSIL® catalogs and website. Our wholesale customer base includes, among others, Neiman Marcus, Nordstrom, Saks Fifth Avenue, Macy’s, Dillard’s, JCPenney, Kohl’s, Sears, Wal-Mart and Target. In the United States, our network of Company-owned stores included 119 retail stores located in premier retail sites and 74 outlet stores located in major outlet malls as of March 31, 2012. In addition, we offer an extensive collection of our FOSSIL brand products through our catalogs and on our website, www.fossil.com, as well as proprietary and licensed watch and jewelry brands through other managed and affiliate websites.

Internationally, our products are sold to department stores, specialty retail stores and specialty watch and jewelry stores in over 120 countries worldwide through 22 Company-owned foreign sales subsidiaries and through a network of approximately 60 independent distributors. Our products are distributed in Africa, Asia, Australia, Europe, Central and South America, Canada, the Caribbean, Mexico and the Middle East. Our products are offered on airlines and cruise ships and in international Company-owned retail stores, which included 174 retail stores and 31 outlet stores in select international markets as of March 31, 2012. Our products are also sold through licensed and franchised FOSSIL retail stores, retail concessions operated by us and kiosks in certain international markets. In addition, we offer an extensive collection of our FOSSIL brand products on our websites in certain countries.

Our business is subject to economic cycles and retail industry conditions. Purchases of discretionary fashion accessories, such as our watches, handbags, sunglasses and other products, tend to decline during recessionary periods when disposable income is low and consumers are hesitant to use available credit. If economic conditions worsen or if the global or regional economies slip back into a recession, our revenues and earnings for fiscal year 2012 or beyond could be negatively impacted.

Our business is also subject to the risks inherent in global sourcing of supply. Certain key components in our products come from limited sources of supply, which exposes us to potential supply shortages that could disrupt the manufacture and sale of our products. Any interruption or delay in the supply of key components could significantly harm our ability to meet scheduled product deliveries to our customers and cause us to lose sales. Interruptions or delays in supply may be caused by a number of factors that are outside of our and our contractor manufacturers’ control, such as natural disasters like the earthquake and tsunami in Japan in early fiscal year 2011.

Future sales and earnings growth are also contingent upon our ability to anticipate and respond to changing fashion trends and consumer preferences in a timely manner while continuing to develop innovative products in the respective markets in which we compete. As is typical with new products, market acceptance of new designs and products that we may introduce is subject to uncertainty. In addition, we generally make decisions regarding product designs several months in advance of the time when consumer acceptance can be measured. We believe the net sales growth we have experienced over the last several fiscal quarters is the result of our ability to design innovative watch products incorporating a number of new materials that not only differentiate us from our competition but also continue to provide a solid value proposition to consumers across all of our brands.

The majority of our products are sold at price points ranging from $85 to $600. Although the current economic environment continues to weigh on consumer discretionary spending levels, we believe that the price/value relationship and the differentiation and innovation of our products, in comparison to those of our competitors, will allow us to maintain or grow our market share in those markets in which we compete. Historically, during recessionary periods, the strength of our balance sheet, our strong operating cash flow and the relative size of our business with our wholesale customers, in comparison to that of our competitors, have allowed us to weather recessionary periods for longer periods of time and generally resulted in market share gains to us.

Our international operations are subject to many risks, including foreign currency. Generally, a strengthening of the U.S. dollar against currencies of other countries in which we operate will reduce the translated amounts of sales and operating expenses of our subsidiaries, which results in a reduction of our consolidated operating income. We manage these currency risks by using derivative instruments. The primary risks managed by using derivative instruments are the future payments by non-U.S. dollar functional currency subsidiaries of intercompany inventory transactions denominated in U.S. dollars. We enter into foreign exchange forward contracts to manage fluctuations in global currencies that will ultimately be used to settle such U.S. dollar denominated inventory purchases.

For a more complete discussion of the risks facing our business, see “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods reported. On an on-going basis, we evaluate our estimates and judgments, including those related to product returns, bad debt, inventories, long-lived asset impairment, impairment of goodwill and trade names, income taxes, warranty costs, hedge accounting, litigation reserves and stock-based compensation. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Our estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no changes to the critical accounting policies disclosed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Recently Adopted Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04 Fair Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). FASB intends the new guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amended guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 assets and liabilities for which we will be required to disclose quantitative information about the unobservable inputs used in fair value measurements. These changes became effective for us on January 1, 2012. The adoption of ASU 2011-04 did not have a material impact on our condensed consolidated results of operations and financial position.

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the consolidated statement of shareholder’s equity and comprehensive income and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. The amendments in the update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This amendment also required an entity to present on the face of the financial statements adjustments for items that are reclassified from accumulated other comprehensive income to net income. However, in December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 (“ASU 2011-12”). ASU 2011-12 defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income while FASB further deliberates this aspect of the proposal. ASU 2011-05, as amended by ASU 2011-12, became effective for us on January 1, 2012. The adoption of ASU 2011-05 did not have a material impact on our condensed consolidated results of operations and financial position.

In September 2011, FASB issued ASU 2011-08 Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 simplifies the assessment of goodwill for impairment by allowing companies the option to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a company concludes from the qualitative assessment that impairment is more likely than not, the entity is required to perform the two-step quantitative impairment test. These changes became effective for us on January 1, 2012. The adoption of ASU 2011-08 did not have a material impact on our condensed consolidated results of operations and financial position.

Results of Operations

The following tables set forth, for the periods indicated, (i) the percentages of our net sales represented by certain line items from our condensed consolidated statements of income and comprehensive income and (ii) the percentage changes in these line items between the periods indicated.

	Percentage of Net Sales		Percentage Change from 2011
	For the 13 Weeks Ended
	March 31, 2012	April 2, 2011
Net sales	100.0%	100.0%	9.8%
Cost of sales	44.2	43.8	10.8

Gross profit	55.8	56.2	9.0
Operating expenses:
Selling and distribution	30.7	29.5	14.6
General and administrative	11.0	9.5	27.1

Operating income	14.1	17.2	(10.5)
Interest expense	0.2	0.0	261.8
Other income (expense) — net	0.4	(0.6)	*

Income before income taxes	14.3	16.6	(5.2)
Provision for income taxes	3.9	5.8	(24.6)

Net income	10.4	10.8	5.2
Net income attributable to noncontrolling interest	0.5	0.4	30.7

Net income attributable to Fossil, Inc.	9.9%	10.4%	4.2%

*	Not meaningful

Net Sales. The following tables set forth consolidated net sales by segment and the percentage relationship of each segment to consolidated net sales for the periods indicated (in millions, except percentage data):

	Amounts		Percentage of Total
	For the 13 Weeks Ended		For the 13 Weeks Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Wholesale:
North America	$225.0	$206.8	38.2%	38.5%
Europe	152.9	151.8	25.9	28.3
Asia Pacific	76.7	64.2	13.0	11.9

Total wholesale	454.6	422.8	77.1	78.7
Direct to consumer	134.9	114.2	22.9	21.3

Consolidated	$589.5	$537.0	100.0%	100.0%

The following table illustrates by factor the total year-over-year percentage change in net sales by segment and on a consolidated basis:

Analysis of Percentage Change in Net Sales during the First Quarter Versus Prior Year Quarter

Attributable to Changes in the Following Factors

	Exchange Rates	Organic Change	Total Change
North America wholesale	(0.5%)	9.3%	8.8%
Europe wholesale	(4.0)	4.7	0.7
Asia Pacific wholesale	0.7	18.8	19.5
Direct to consumer	(0.6)	18.7	18.1
Consolidated	(1.3%)	11.1%	9.8%

The following net sales discussion excludes the impact on sales growth attributable to foreign currency exchange rate changes as noted in the above table.

Consolidated Net Sales. Net sales increased 11.1%, or $59.8 million, during the First Quarter in comparison to the Prior Year Quarter, primarily as a result of sales growth in our watch and leather product categories. Global watch sales made the most significant contribution, increasing 13.7%, or $50.9 million, while our leathers business generated sales increases of 15.8%, or $14.3 million, as compared to the Prior Year Quarter. These sales volume gains were partially offset by a 25.6% or $4.6 million, decrease in eyewear sales and a 4.8%, or $2.0 million, decrease in sales in our jewelry category. We believe watch sales across all of our operating segments are benefiting from a resurgence in the watch category in general, resulting in consumers allocating more of their discretionary spending to this fashion category. We also believe our results are outpacing those of our competitors as consumers respond positively to our innovative product offerings and focused presentations at retail. We attribute this favorable consumer response to our designs, which incorporate newer materials into the construction of the watch while also maintaining a very strong price to value relationship. With respect to the FOSSIL brand, we have followed a strategy of focusing our marketing efforts on point-of-sale presentations, as well as our catalog and web-based marketing initiatives and the growth of our FOSSIL store and e-commerce footprint. We believe these strategies are clearly communicating the aspirational lifestyle image of the brand and are resonating strongly with consumers around the world. During the First Quarter, net sales of FOSSIL branded products increased by 5.4% as compared to the Prior Year Quarter.

North America Wholesale Net Sales. First Quarter net sales from the North America wholesale segment increased 9.3%, or $19.2 million, on top of a 33.9% increase in the Prior Year Quarter. First Quarter North American sales growth was primarily attributable to a 13.8%, or $19.6 million, increase in watch sales. This watch sales growth was led by MICHAEL KORS®, $20.1 million, ARMANI EXCHANGE®, $2.6 million, MARC BY MARC JACOBS®, $2.4 million and FOSSIL®, $1.9 million. MICHAEL KORS, ARMANI EXCHANGE and MARC BY MARC JACOBS sales volume increases were primarily driven by door expansion. MICHAEL KORS sales volumes also benefitted from increased case space allocated by retailers in the department store channel as a result of increased sell-through rates. These sales volume gains were partially offset by sales volume decreases in RELIC®, $3.8 million, MICHELE®, $2.3 million and DKNY® and ADIDAS®, each $1.1 million. The decrease in RELIC sales volumes was primarily attributable to the discontinuance of certain open sell table programs. Sales volume declines in MICHELE and DKNY were principally the result of decreased sell-through rates in the department store channel, while the decrease in ADIDAS was the result of door reduction in the department store channel. Our jewelry business favorably impacted the First Quarter, increasing by 33.5%, or $2.0 million, primarily as a result of the continued launch of MICHAEL KORS jewelry, which contributed $3.9 million, partially offset by a $1.5 million decrease in FOSSIL accessory jewelry. Sales in our eyewear category decreased by 25.2%, or $2.2 million, principally a result of a year-over-year decrease in the number of department store doors through which the product is distributed in the U.S. Shipments from our Canadian and Mexican subsidiaries each increased by more than 25% during the First Quarter, while shipments to third party distributors, primarily serving the South American market, increased 9.8% in comparison to the Prior Year Quarter.

Europe Wholesale Net Sales. Europe wholesale net sales rose 4.7%, or $7.1 million, during the First Quarter in comparison to the Prior Year Quarter. Sales growth was attributable to a 6.5%, or $6.9 million, increase in watch shipments and a 39.5%, or $3.9 million, increase in the leathers business. The greatest watch sales gains were contributed by MICHAEL KORS, $4.5 million, DIESEL®, $4.0 million, FOSSIL $2.2 million and MARC BY MARC JACOBS, $1.6 million, partially offset by a $5.5 million sales volume decrease in EMPORIO ARMANI®. Additionally, sales to third party distributors favorably impacted the First Quarter, increasing 26.7%, or $7.7 million. These increases were partially offset by a 12.3%, or $3.3 million, decrease in jewelry sales volumes as a result of the repositioning of the FOSSIL branded jewelry business. On a geographical basis we experienced a reduction in shipments to our Spain joint venture and sales volume declines in Italy, and to a lesser extent, Germany. We attribute this to the weakening of the overall economy in Europe as well as changes in our merchandising and assortment strategies across certain categories that negatively impacted sales within such categories.

Asia Pacific Wholesale Net Sales. Asia Pacific wholesale net sales increased 18.8%, or $12.1 million, during the First Quarter, on top of a 57.4% increase in the Prior Year Quarter. This increase was primarily the result of a 20.1%, or $11.4 million, increase in watch sales. EMPORIO ARMANI, MARC BY MARC JACOBS and FOSSIL represented the greatest gains, increasing $5.5 million, $2.6 million and $1.1 million, respectively. The First Quarter also benefitted from a 27.4%, or $1.1 million, increase in leathers sales volumes, partially offset by a 31.5%, or $0.7 million, decrease in the jewelry business, primarily the result of the discontinuance of a local jewelry business in India. At the end of the First Quarter, we operated 215 concession locations in the Asia Pacific region with a net 38 new concessions opened during the prior twelve months. For the First Quarter, concession sales increased by 28.8%, with comp sales decreasing 1.1%. We attribute this comp sales decline to a weaker South Korean economy, a region that currently comprises more than 50% of the net sales volume of our existing Asia Pacific concessions.

Direct to Consumer Net Sales. Direct to consumer net sales for the First Quarter increased by 18.7%, or $21.4 million, in comparison to the Prior Year Quarter, primarily as a result of comparable store sales gains of 7.7% and a 9.6% increase in the average number of Company-owned stores open during the First Quarter. The 7.7% comparable store sales gain for the First Quarter was on top of a 21.3% comparable store sales gain in the Prior Year Quarter. Additionally, net sales from our e-commerce businesses increased by 18.3%, or $1.6 million, for the First Quarter in comparison to the Prior Year Quarter. Comparable store sales related to our global full price accessory concept decreased by 1.3% for the First Quarter in comparison to the Prior Year Quarter. Global outlet comparable store sales increased 18.9% for the First Quarter in comparison to the Prior Year Quarter, primarily the result of a weaker South Korean economy.

We ended the First Quarter with 398 stores, including 247 full price accessory stores, 145 of which were outside of North America; 105 outlet locations, including 30 outside of North America; 33 clothing stores, including 4 outside of North America; and 13 full price multi-brand stores, including 11 outside of North America. This compares to 362 stores at the end of the Prior Year Quarter, which included 233 full price accessory stores, including 130 outside of North America; 92 outlet locations, including 23 outside of North America; 27 clothing stores, including 3 outside of North America; and 10 full price multi-brand stores, including 9 outside of North America. During the First Quarter, we opened 5 new stores and closed 5 stores. For the remainder of fiscal year 2012, we anticipate opening approximately 70 to 75 additional retail stores globally, with equal distribution between the United States and international markets and with a focus on outlet and accessory stores. In addition, we anticipate closing 17 stores.

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

Gross Profit. Gross profit of $329.0 million in the First Quarter increased 9.0% in comparison to $301.8 million in the Prior Year Quarter. The increase was a result of increased net sales partially offset by a reduction in gross profit margin. Gross profit margin decreased 40 basis points to 55.8% in the First Quarter from 56.2% in the Prior Year Quarter. Foreign currency exchange rate changes during the First Quarter, as compared to Prior Year Quarter, negatively impacted gross profit margin by approximately 20 basis points. Gross profit margin was also negatively impacted by an increase in factory labor and certain component costs and a higher percentage of sales to third party distributors during the First Quarter. Partially offsetting these negative influences on gross profit margin were increases in the sales mix of higher margin watch products, Direct to consumer sales and Asia Pacific wholesale sales in comparison to the Prior Year Quarter.

Operating Expenses. Total operating expenses increased by $36.9 million in the First Quarter and included a $2.4 million reduction in reported expenses related to the translation of foreign-based expenses as a result of the stronger U.S. dollar as compared to the Prior Year Quarter. In the First Quarter, operating expenses expressed as a percentage of net sales increased to 41.7% compared to 39.0% in the Prior Year Quarter. During the First Quarter, on a constant dollar basis, operating expenses in our wholesale segments, Direct to consumer segment and corporate cost areas increased by $15.3 million, $14.6 million and $9.4 million, respectively, as compared to the Prior Year Quarter. Expense growth in the wholesale segments was largely a result of infrastructure investments in the Asia Pacific region, including the impact of prior year expenses that commenced after the Prior Year Quarter, while Direct to consumer expense increases were primarily attributable to store growth. Expense growth in the corporate cost area was principally driven by increases in payroll costs due to headcount additions and incentive and equity-based compensation costs, as well as costs associated with our move into our new corporate headquarters in the third quarter of fiscal year 2011.

The following tables set forth operating expenses on a segment basis and the relative percentage of operating expenses to net sales for each segment for the periods indicated (in millions, except for percentage data):

	For the 13 Weeks Ended March 31, 2012		For the 13 Weeks Ended April 2, 2011
	Operating Expense	% of Net Sales	Operating Expense	% of Net Sales
North America wholesale	$41.7	18.5%	$40.5	19.6%
Europe wholesale	47.2	30.9	44.6	29.4
Asia Pacific wholesale	38.9	50.7	29.2	45.4
Direct to consumer	83.1	61.6	68.9	60.3
Corporate	35.2		26.1

Total	$246.1	41.7%	$209.3	39.0%

Operating Income. Operating income decreased $9.7 million, or 10.5%, in the First Quarter compared to the Prior Year Quarter. As a percentage of net sales, operating income decreased to 14.1% of net sales in the First Quarter compared to 17.2% of net sales in the Prior Year Quarter, primarily as a result of decreases in gross profit margin and operating expense leverage. During the First Quarter, operating income was negatively impacted by approximately $3.0 million as a result of the translation of foreign-based sales and expenses into U.S. dollars.

Other Income (Expense)-Net. Other income (expense)-net increased favorably by $5.6 million during the First Quarter in comparison to the Prior Year Quarter. This increase was primarily driven by net foreign currency gains in the First Quarter in comparison to net losses in the Prior Year Quarter resulting from mark-to-market, hedging and other transactional activities.

Provision For Income Taxes. Income tax expense for the First Quarter was $23.5 million, resulting in an effective income tax rate of 27.8%. First Quarter income tax expense was favorably impacted by various discrete items and the release of $2.8 million of deferred income tax liabilities associated with a change in our plan to reinvest undistributed earnings of certain foreign subsidiaries indefinitely. For the Prior Year Quarter, income tax expense was $31.2 million, resulting in an effective income tax rate of 34.9%.

Net Income Attributable to Noncontrolling Interest. Net income attributable to noncontrolling interest, which represents the minority interest portion of subsidiaries in which we own less than 100%, increased by $0.7 million for the First Quarter as compared to the Prior Year Quarter. This increase was primarily the result of increased net income related to our less than 100% owned watch assembly facilities.

Net Income Attributable to Fossil, Inc. First Quarter net income attributable to Fossil, Inc. increased by 4.2% to $58.1 million, or $0.93 per diluted share, inclusive of a $0.03 per diluted share increase related to net foreign currency exchange gains in comparison to the Prior Year Quarter and a $0.03 per diluted share increase related to a 3.7% lower outstanding share count as a result of our ongoing stock repurchase program.

Liquidity and Capital Resources

Historically, our business operations have not required substantial cash during the first several months of our fiscal year. Generally, starting in the second quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our quarterly cash requirements are also impacted by the number of new stores we open, other capital expenditures and the amount of any discretionary stock repurchases we make. Our cash and cash equivalents balance as of the end of the First Quarter was $260.5 million in comparison to $346.7 million at the end of the Prior Year Quarter and $287.5 million at the end of fiscal year 2011. Subsequent to the end of the First Quarter, we completed the acquisition of Skagen Designs, Ltd. that included a cash purchase price of $231.7 million and 150,000 shares of the Company’s common stock. We utilized approximately $200 million of funds available under our $350 million Revolver to fund the U.S. portion of the cash purchase price and excess cash available in our international subsidiaries to fund the international portion of the purchase price. We believe that future cash flows from operations combined with existing cash on hand and amounts still available under the Revolver will be sufficient to fund our working capital needs, common stock repurchases and planned capital expenditures for the next twelve months.

Net cash provided by operating activities of $35.5 million was more than offset by net cash used in investing and financing activities of $10.2 million and $53.5 million, respectively. Net cash provided by operating activities consisted of net income of $61.1 million and favorable non-cash activities of $8.3 million, partially offset by uses of cash related to increases in working capital of $33.9 million. Net cash used in investing activities was primarily driven by $10.0 million in capital expenditures. Net cash used in financing activities was principally the result of $67.9 million of common stock repurchases including $8.6 million withheld to cover taxes related to stock-based compensation.

Accounts receivable increased by 1.6% to $223.3 million at the end of the First Quarter compared to $219.7 million at the end of the Prior Year Quarter. Days sales outstanding for our wholesale segments for the First Quarter was 43 days in comparison to 46 days in the Prior Year Quarter.

Inventory at the end of the First Quarter was $512.1 million, representing an increase of 27.2% from the Prior Year Quarter inventory balance of $402.6 million. This increase is primarily related to a shortfall in expected sales for the First Quarter and increased levels of watch component inventories. We have increased the level of inventory related to key watch component parts, including those with longer lead times, given the concentration of our movement supply in Japan and the natural disasters that occurred in that country in early fiscal year 2011.

In fiscal year 2010, our Board of Directors approved two common stock repurchase programs pursuant to which up to $30 million and $750 million, respectively, could be used to repurchase outstanding shares of our common stock. Both of these repurchase programs are to be conducted pursuant to Rule 10b-18 of the Securities Exchange Act of 1934. The $750 million repurchase program has a termination date of December 2013 and the $30 million repurchase program has no termination date. On February 16, 2012, we entered into a new $100 million 10b5-1 plan under the $750 million repurchase program with a termination date of May 3, 2012.

During fiscal year 2011, we repurchased 3.1 million shares of common stock under the $750 million repurchase program at a cost of $270.9 million. We did not make any repurchases under the $30 million plan during fiscal year 2011. During the First Quarter, we repurchased approximately 597,000 shares of common stock under the $750 million repurchase program at a cost of $59.3 million. We did not make any repurchases under the $30 million plan during the First Quarter. During the First Quarter, we effectively retired 6.8 million shares of our common stock repurchased under our repurchase programs during our 2010, 2011 and 2012 fiscal years. During the First Quarter, we accounted for the retirements by allocating the repurchase price, which is based upon equity contribution associated with historical issuances, to common stock, additional paid-in capital and retained earnings. The effective retirement of common stock repurchased decreased common stock by $68,000, additional paid in capital by $28.5 million, retained earnings by $481.4 million and treasury stock by $510.0 million.

At the end of the First Quarter, we had working capital of $860.6 million compared to working capital of $782.7 million at the end of the Prior Year Quarter. Additionally, at the end of the First Quarter, we had approximately $12.9 million of outstanding short-term borrowings and $7.7 million in long-term debt.

On December 17, 2010, we and certain of our subsidiaries entered into a three year Credit Agreement (the “Credit Agreement”) with (i) Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, swingline lender and issuing lender, (ii) Wells Fargo Securities, LLC, as sole lead arranger and sole book manager and (iii) Bank of America, N.A., as lender. The Credit Agreement provides for revolving credit loans in the amount of $300 million (the “Revolver”), a swingline loan of $20 million, and letters of credit. We had no outstanding borrowings under the Revolver at the end of the First Quarter. Amounts outstanding under the Revolver bear interest at our option of (i) the base rate (defined as the higher of (a) the prime rate publicly announced by Wells Fargo (3.25% at the end of the First Quarter), (b) the federal funds rate plus 1.50% and (c) the London Interbank Offer Rate (“LIBOR”) (0.25% at the end of the First Quarter) plus 1.50%) plus the base rate applicable margin (which varies based upon our consolidated leverage ratio (the “Ratio”) from 0.25% if the Ratio is less than 1.00 to 1.00, to 1.00% if the Ratio is greater than or equal to 2.00 to 1.00) or (ii) the LIBOR rate (defined as the quotient obtained by dividing (a) LIBOR by (b) 1.00 minus the Eurodollar reserve percentage) plus the LIBOR rate applicable margin (which varies based upon the Ratio from 1.25% if the Ratio is less than 1.00 to 1.00, to 2.00% if the Ratio is greater than or equal to 2.00 to 1.00). Amounts outstanding under the swingline loan under the Credit Agreement or upon any drawing under a letter of credit bear interest at the base rate plus the base rate applicable margin. We had $0.9 million of outstanding standby letters of credit at March 31, 2012 that reduced amounts available under the Revolver. On April 2, 2012, in connection with the acquisition of Skagen Designs, Ltd., the Credit Agreement was amended to, among other things, (i) increase the aggregate commitment of the lenders under the revolving credit facility from $300 million to $350 million, (ii) provide for an uncommitted $50 million incremental revolving credit commitment and (iii) extend the maturity date from December 17, 2013 to December 17, 2014. In addition, in April 2012, we borrowed $214 million under the Revolver at a rate of 1.5%. In May 2012, $38 million of the outstanding amount was repaid and $176 million was renewed at a rate of approximately 1.5%.

In November 2009, our Japanese subsidiary, Fossil Japan, Inc. (“Fossil Japan”), entered into a 400 million Yen revolving credit facility agreement (the “Facility”). On February 22, 2012, approximately $3.8 million of borrowings under the Facility were renewed at the short-term prime rate of 1.475%, with a maturity of date of May 22, 2012. The Facility bears interest at the short-term prime rate (1.475% at the end of the First Quarter). At the end of the First Quarter, we had approximately $3.6 million of outstanding borrowings under the Facility. On April 6, 2012, Fossil Japan repaid the entire outstanding balance of 300 million Yen, or approximately $3.6 million.

At the end of the First Quarter, excluding long-term capital lease obligations of $3.9 million, we had outstanding long-term borrowings of $3.9 million related to our wholly-owned subsidiary, Fossil Group Europe, Gmbh, in the form of a term note. This note has a variable interest term with an interest rate at the end of the First Quarter of 2.0% and interest payments due quarterly. This note requires minimum principal payments of 100,000 Swiss Francs each year, has no stated maturity and has no penalties for early termination.

On April 6, 2011, our Korean subsidiary, Fossil (Korea) Limited (“Fossil Korea”), entered into a $20 million credit facility agreement (the “Agreement”) with Bank of America, N.A., Seoul Branch. Borrowings under the Agreement are renewed on a monthly basis. The Agreement bears interest, based on a three month CD rate which is published by the Korea Securities Dealers Association (3.54% at the end of the First Quarter), plus 120 basis points for a one month period or plus 130 basis points for a three month period. As of March 31, 2012, Fossil Korea had an outstanding balance of 10 billion Won, or $8.8 million, at an interest rate of 4.74%. On April 20, 2012 approximately $8.8 million of borrowings under the Agreement were renewed at an interest rate of 4.74% with a maturity date of May 21, 2012.

At March 31, 2012, we were in compliance with all material debt covenants related to all of our credit facilities.

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

In addition to the factors listed above, our actual results may differ materially due to the other risks and uncertainties discussed in this Quarterly Report on Form 10-Q and the risks and uncertainties set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Accordingly, readers of this Quarterly Report on Form 10-Q should consider these facts in evaluating the information and are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a multinational enterprise, we are exposed to market risk from changes in foreign currency exchange rates. Our most significant foreign currency risks relate to the European Euro, and to a lesser extent, the British Pound, the Australian Dollar, Canadian Dollar, Japanese Yen and Mexican Peso as compared to the U.S. dollar. Due to our vertical nature whereby a significant portion of goods are sourced from our owned facilities, the foreign currency risks relate primarily to the necessary current settlement by non-U.S. dollar functional currency subsidiaries of intercompany inventory transactions denominated in U.S. dollars. We employ a variety of operating practices to manage these market risks relative to foreign currency exchange rate changes and, where deemed appropriate, utilize foreign exchange forward contracts. These operating practices include, among others, our ability to convert foreign currency into U.S. dollars at spot rates and to maintain U.S. dollar pricing relative to sales of our products to certain distributors located outside the U.S. The use of foreign exchange forward contracts allows us to offset exposure to rate fluctuations because the gains or losses incurred on the derivative instruments will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. We use derivative instruments only for risk management purposes and do not use them for speculation or for trading. There were no significant changes in how we managed foreign currency transactional exposure in the First Quarter, and management does not anticipate any significant changes in such exposures or in the strategies we employ to manage such exposure in the near future.

At the end of the First Quarter, we had outstanding foreign exchange contracts to sell 132.3 million Euros for approximately $180.0 million, expiring through August 2013; 15.7 million British Pounds for approximately $24.8 million, expiring through September 2013; 2.5 billion Japanese Yen for approximately $30.8 million, expiring through January 2014; 8.3 million Australian Dollars for approximately $8.2 million, expiring through December 2012; 152.5 million Mexican Pesos for approximately $11.2 million, expiring through December 2012; and 17.7 million Canadian Dollars for approximately $17.6 million, expiring through September 2013. If we were to settle our Euro, British Pound, Japanese Yen, Australian Dollar, Mexican Peso and Canadian Dollar based contracts at March 31, 2012, the net result would have been a net gain of approximately $1.5 million, net of taxes. At the end of the First Quarter, a 10% unfavorable change in the U.S. dollar strengthening against foreign currencies to which we have balance sheet transactional exposures, would have decreased net pre-tax income by $10.8 million. The translation of the balance sheets of our foreign-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. At the end of the First Quarter, a 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would have reduced consolidated stockholders’ equity by approximately $30.8 million. In the view of management, these hypothetical losses resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position, results of operations or cash flows.

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

Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective at the reasonable assurance level as of March 31, 2012.

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

Item 1A.	Risk Factors

There were no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In connection with our acquisition of Skagen Designs, Ltd. and certain of its international affiliates (“Skagen”), on April 2, 2012, we issued 150,000 shares of our common stock to the sellers in partial consideration of their ownership of Skagen. Each of the sellers represented that it was an accredited investor within the meaning of Regulation D promulgated under the Securities Act of 1933 (the “Securities Act”), and the sale and issuance of the shares of our common stock to such sellers was exempt from registration under Rule 506 of Regulation D under the Securities Act.

The following table shows our common stock repurchases based on settlement date for the fiscal quarter ended March 31, 2012:

				Approximate Dollar Value
	Total Number	Average	Total Number of Shares	of Shares that
	of Shares	Price Paid per	Purchased as Part of	May Yet Be Purchased
Period	Purchased (1)	Share	Publicly Announced Plan	Under the Plans (2)
January 1, 2012 - January 28, 2012	293,381	$83.98	293,012	$305,287,655
January 29, 2012 - February 25, 2012	143,329	$100.20	143,300	$290,928,779
February 26, 2012 - March 31, 2012	182,535	$126.26	161,050	$270,629,210

Total	619,245		597,362

(1)	During the First Quarter, 21,883 shares of common stock repurchased were acquired from grantees in connection with income tax withholding obligations arising from vesting of restricted stock grants. These shares were not part of our publicly announced program to repurchase shares of common stock.
(2)	On August 10, 2010, we announced a common stock repurchase program pursuant to which up to $30 million could be used to repurchase outstanding shares of our common stock. On August 30, 2010, we announced a common stock repurchase program pursuant to which up to $750 million could be used to repurchase outstanding shares of our common stock. The $750 million repurchase program has a termination date in December 2013 and the $30 million repurchase program has no termination date. All repurchases during the First Quarter were made pursuant to the $750 million plan.

Item 6.	Exhibits

(a)	Exhibits

2.1	Purchase Agreement, dated January 9, 2012, by and among Fossil, Inc., Fossil Europe B.V., Fossil (East) Limited, Skagen Designs, Ltd., Skagen Designs Limited, Charlotte K. Jorst, soley in her capacity as the Representative, and the stockholders of Skagen Designs, Ltd,. Skagen Designs Limited and Skagen Designs Holding A/S (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 11, 2012).

3.1	Third Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 25, 2010).

3.2	Third Amended and Restated Bylaws of Fossil, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on May 25, 2010).

10.1	Form of Executive Retirement Agreement (incorporated by reference to Exhibit 10.1 to the Company Current Report on Form 8-K filed on March 14, 2012).

10.2	Form of Restricted Stock Unit Award under the Fossil, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 14, 2012).

10.3	Form of Stock Appreciation Rights Award under the Fossil, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s current Report on Form 8-K filed on March 14, 2012).

31.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101(2)	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

(1)	Filed herewith.
(2)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOSSIL, INC.

May 10, 2012	/s/ MIKE L. KOVAR
Mike L. Kovar
Executive Vice President, Chief Financial Officer and Treasurer
(Principal financial and accounting officer duly authorized to sign on behalf of Registrant)

EXHIBIT INDEX

Exhibit Number	Document Description

2.1	Purchase Agreement, dated January 9, 2012, by and among Fossil, Inc., Fossil Europe B.V., Fossil (East) Limited, Skagen Designs, Ltd., Skagen Designs Limited, Charlotte K. Jorst, soley in her capacity as the Representative, and the stockholders of Skagen Designs, Ltd,. Skagen Designs Limited and Skagen Designs Holding A/S (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 11, 2012).

3.1	Third Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 25, 2010).

3.2	Third Amended and Restated Bylaws of Fossil, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on May 25, 2010).

10.1	Form of Executive Retirement Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 14, 2012).

10.2	Form of Restricted Stock Unit Award under the Fossil, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 14, 2012).

10.3	Form of Stock Appreciation Right Award under the Fossil, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 14, 2012).

31.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101(2)	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

(1)	Filed herewith.
(2)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.