Form 10-Q
period 2012-06-30
FOSSIL INC
filed 2012-08-09
CIK 883569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

The number of shares of the registrant’s common stock outstanding as of August 3, 2012: 60,841,549.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

FOSSIL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

IN THOUSANDS

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$138,836	$287,498
Securities available for sale	185	155
Accounts receivable—net of allowances of $70,994 and $79,820, respectively	226,405	302,467
Inventories	524,446	488,983
Deferred income tax assets-net	44,549	45,803
Prepaid expenses and other current assets	116,162	110,496

Total current assets	1,050,583	1,235,402

Investments	7,682	7,520
Property, plant and equipment—net of accumulated depreciation of $236,203 and $217,245, respectively	301,469	282,050
Goodwill	181,435	44,054
Intangible and other assets-net	168,339	73,896

Total long-term assets	658,925	407,520

Total assets	$1,709,508	$1,642,922

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$131,726	$157,883
Short-term debt	7,236	9,009
Accrued expenses:
Compensation	45,568	58,745
Royalties	29,110	48,807
Co-op advertising	12,916	21,287
Transaction taxes	14,264	23,086
Other	61,907	56,122
Income taxes payable	21,394	16,339

Total current liabilities	324,121	391,278

Long-term income taxes payable	20,705	17,194
Deferred income tax liabilities	88,323	86,328
Long-term debt	105,880	6,236
Other long-term liabilities	25,662	25,040

Total long-term liabilities	240,570	134,798
Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock, 61,310 and 68,370 shares issued at June 30, 2012 and December 31, 2011, respectively	613	684
Treasury stock, at cost, 6,215 shares at December 31, 2011	0	(450,700)
Additional paid-in capital	134,166	149,243
Retained earnings	979,647	1,384,522
Accumulated other comprehensive income	17,507	22,180

Total Fossil, Inc. stockholders’ equity	1,131,933	1,105,929
Noncontrolling interest	12,884	10,917

Total stockholders’ equity	1,144,817	1,116,846

Total liabilities and stockholders’ equity	$1,709,508	$1,642,922

See notes to the condensed consolidated financial statements.

FOSSIL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED

IN THOUSANDS, EXCEPT PER SHARE DATA

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net sales	$636,104	$556,661	$1,225,638	$1,093,635
Cost of sales	279,743	244,685	540,297	479,847

Gross profit	356,361	311,976	685,341	613,788

Operating expenses:
Selling and distribution	196,265	164,606	377,703	322,990
General and administrative	71,999	61,108	136,680	111,980

Total operating expenses	268,264	225,714	514,383	434,970

Operating income	88,097	86,262	170,958	178,818
Interest expense	1,429	649	2,243	874
Other income (expense)-net	1,425	(3,925)	3,974	(6,998)

Income before income taxes	88,093	81,688	172,689	170,946
Provision for income taxes	27,705	27,657	51,229	58,850

Net income	60,388	54,031	121,460	112,096
Less: Net income attributable to noncontrolling interest	3,050	2,670	5,982	4,914

Net income attributable to Fossil, Inc.	$57,338	$51,361	$115,478	$107,182

Other comprehensive (loss) income, net of taxes:
Currency translation adjustment	$(15,681)	$10,581	$(5,610)	$29,907
Unrealized (loss) gain on securities available for sale	(21)	188	29	(248)
Forward contracts hedging intercompany foreign currency payments—change in fair values	2,257	(2,023)	908	(6,870)

Total other comprehensive (loss) income	(13,445)	8,746	(4,673)	22,789

Total comprehensive income	46,943	62,777	116,787	134,885
Less: Comprehensive income attributable to noncontrolling interest	3,050	2,670	5,982	4,914

Comprehensive income attributable to Fossil, Inc.	$43,893	$60,107	$110,805	$129,971

Earnings per share:
Basic	$0.93	$0.81	$1.87	$1.68

Diluted	$0.92	$0.80	$1.86	$1.66

Weighted average common shares outstanding:
Basic	61,669	63,411	61,741	63,743

Diluted	62,092	64,124	62,250	64,477

See notes to the condensed consolidated financial statements.

FOSSIL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

IN THOUSANDS

	For the 26 Weeks Ended
	June 30, 2012	July 2, 2011
Operating Activities:
Net income	$121,460	$112,096
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	30,279	25,060
Stock-based compensation	7,832	5,910
Decrease in allowance for returns—net of inventory in transit	(1,726)	(2,316)
Loss on disposal of assets	802	924
Impairment losses	256	0
Equity in (income) loss of joint venture	(565)	73
Distribution from joint venture	0	2,226
Decrease in allowance for doubtful accounts	(3,087)	(755)
Excess tax benefits from stock-based compensation	(10,080)	(9,333)
Deferred income taxes and other	4,233	10,672
Contingent consideration revaluation	(4,382)	0

Changes in operating assets and liabilities:
Accounts receivable	99,950	49,772
Inventories	(20,745)	(66,953)
Prepaid expenses and other current assets	(3,729)	(35,027)
Accounts payable	(41,902)	8,644
Accrued expenses	(58,587)	(25,938)
Income taxes payable	16,379	8,112

Net cash provided by operating activities	136,388	83,167

Investing Activities:
Additions to property, plant and equipment	(30,147)	(30,429)
Increase in intangible and other assets	(4,695)	(6,465)
Purchase of securities available for sale	0	(222)
Sales/maturities of securities available for sale	0	111
Proceeds from the sale of property, plant and equipment	0	21,251
Net change in restricted cash	597	0
Business acquisitions, net of cash acquired	(229,142)	0

Net cash used in investing activities	(263,387)	(15,754)

Financing Activities:
Acquisition of common stock	(127,032)	(155,350)
Distribution of noncontrolling interest earnings	(4,096)	(3,772)
Excess tax benefits from stock-based compensation	10,080	9,333
Borrowings on notes payable	217,899	10,276
Payments on notes payable	(124,357)	(6,870)
Proceeds from exercise of stock options	4,420	7,728

Net cash used in financing activities	(23,086)	(138,655)
Effect of exchange rate changes on cash and cash equivalents	1,423	1,902

Net decrease in cash and cash equivalents	(148,662)	(69,340)
Cash and cash equivalents:
Beginning of period	287,498	392,794

End of period	$138,836	$323,454

See notes to the condensed consolidated financial statements.

FOSSIL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1. FINANCIAL STATEMENT POLICIES

Basis of Presentation. The condensed consolidated financial statements include the accounts of Fossil, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of June 30, 2012, and the results of operations for the thirteen week periods ended June 30, 2012 (“Second Quarter”) and July 2, 2011 (“Prior Year Quarter”), respectively, and the twenty-six week periods ended June 30, 2012 (“Year To Date Period”) and July 2, 2011 (“Prior Year YTD Period”), respectively. All adjustments are of a normal, recurring nature.

These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K filed by the Company pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the fiscal year ended December 31, 2011. Operating results for the thirteen and twenty-six week periods ended June 30, 2012 are not necessarily indicative of the results to be achieved for the full fiscal year.

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods reported. Actual results could differ from those estimates. The Company has not made any changes in its significant accounting policies from those disclosed in its most recent Annual Report on Form 10-K.

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

Foreign Currency Hedging Instruments. The Company’s foreign subsidiaries periodically enter into foreign exchange forward contracts to hedge the future payment of intercompany inventory transactions denominated in U.S. dollars. If the Company’s foreign subsidiaries were to settle their contracts designated as cash flow hedges that were denominated in Euros, British Pounds, Mexican Pesos, Australian Dollars, Canadian Dollars and Japanese Yen, the net result would have been a gain of approximately $5.9 million, net of taxes, as of June 30, 2012. Refer to Note 8—Derivatives and Risk Management for additional disclosures about the Company’s use of forward contracts. The tax expense of changes in fair value of hedging activities for the Second Quarter and Year To Date Period was $2.3 million and $0.8 million, respectively. The tax benefit of changes in fair value of hedging activities for the Prior Year Quarter and Prior Year YTD Period was $0.6 million and $0.2 million, respectively.

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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 (in thousands):

	Fair Value at June 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
Investments in publicly traded equity securities	$185	$0	$0	$185
Foreign exchange forward contracts	0	10,361	0	10,361
Deferred compensation plan assets:
Investment in publicly traded mutual funds	3,031	0	0	3,031

Total	$3,216	$10,361	$0	$13,577

Liabilities:
Contingent Consideration	$0	$5,568	$0	$5,568
Foreign exchange forward contracts	0	1,364	0	1,364

Total	$0	$6,932	$0	$6,932

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

The fair values of the Company’s securities available for sale and deferred compensation plan assets are based on quoted prices. The deferred compensation plan assets are recorded within intangible and other assets-net in the Company’s condensed consolidated balance sheets. The foreign exchange forward contracts are entered into by the Company’s foreign subsidiaries to hedge the future payment of intercompany inventory transactions denominated in U.S. dollars. The fair values of the Company’s foreign exchange forward contracts are based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates.

The Company has evaluated its short-term and long-term debt and believes, based on the interest rates, related terms and maturities, that the fair values of such instruments approximate their carrying amounts. As of June 30, 2012 and December 31, 2011, the carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated their fair values due to the short-term maturities of these accounts.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2012 (in thousands):

		Fair Value Measurements Using
	For the 26 Weeks Ended June 30, 2012	Level 1	Level 2	Level 3	Total Losses
Assets:
Specific Company—owned stores—net	$0	$0	$0	$0	$(256)

In accordance with the provisions of ASC 360, Property, Plant and Equipment, the Company recorded a write-down of $0.3 million related to the fair value of leasehold improvements and fixturing associated with certain Company-owned retail stores during the Year To Date Period. The fair values of assets related to the Company-owned retail stores were determined using Level 3 inputs. If undiscounted cash flows estimated to be generated through the operation of Company-owned retail stores are less than the carrying value of the underlying assets, impairment losses are recorded. Impairment expenses related to Company-owned retail stores is recorded in selling and distribution expense within the Direct to consumer segment.

The Company had no impairment losses for the Prior Year YTD Period.

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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS (in thousands except per share data):

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Numerator:
Net income attributable to Fossil, Inc.	$57,338	$51,361	$115,478	$107,182

Denominator:
Basic EPS computation:
Basic weighted average common shares outstanding	61,669	63,411	61,741	63,743

Basic EPS	$0.93	$0.81	$1.87	$1.68

Diluted EPS computation:
Basic weighted average common shares outstanding	61,669	63,411	61,741	63,743
Stock options, stock appreciation rights and restricted stock units	423	713	509	734

Diluted weighted average common shares outstanding	62,092	64,124	62,250	64,477

Diluted EPS	$0.92	$0.80	$1.86	$1.66

Approximately 248,000, 248,000, and 2,000 shares issuable under stock-based awards were not included in the diluted EPS calculation at the end of the Second Quarter, Year To Date Period, and Prior Year YTD Period, respectively, because they were antidilutive. At the end of the Prior Year Quarter, all shares issuable under stock-based awards were included in the diluted EPS calculation.

Restricted Cash. As of June 30, 2012 and December 31, 2011, the Company had restricted cash of $6.0 million and $5.9 million, respectively, primarily pledged as collateral to secure bank guarantees on behalf of the Company for payments related to prospective value-added tax liabilities. This restricted cash is reported in prepaid expenses and other current assets in the Company’s condensed consolidated balance sheets as a component of current assets. The Company also had restricted cash of $1.4 million and $2.1 million as of June 30, 2012 and December 31, 2011, respectively, pledged as collateral to secure bank guarantees for the purpose of obtaining retail space. This restricted cash is reported in intangibles and other assets-net in the Company’s condensed consolidated balance sheets as a component of long-term assets.

Recently Adopted Accounting Standards. In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Fair Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). FASB intends the new guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amended guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 assets and liabilities, for which the Company will be required to disclose quantitative information about the unobservable inputs used in the fair value measurements. These changes became effective for the Company on January 1, 2012. The adoption of ASU 2011-04 did not have a material impact on the Company’s condensed consolidated results of operations and financial position.

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

2. ACQUISITIONS AND GOODWILL

Skagen Designs, Ltd. Acquisition. On April 2, 2012, the Company acquired Skagen Designs, Ltd. and certain of its international affiliates (“Skagen Designs”). Skagen Designs was a privately held Nevada-based company that markets and distributes contemporary Danish design accessories including watches, clocks, jewelry and sunglasses globally. The primary purpose of the acquisition was to add an attractive brand to the Company’s portfolio that the Company can grow using established distribution channels. The purchase price was $231.7 million in cash and 150,000 shares of the Company’s common stock valued at $19.9 million based on the mean between the highest and lowest sales price of the Company’s common stock on NASDAQ on April 2, 2012. In addition, the sellers may receive up to 100,000 additional shares of the Company’s common stock if the Company’s net sales of SKAGEN® branded products exceed certain thresholds over a defined period of time (the “Earnout”).

Upon closing, the Company recorded a $1.8 million tax-related indemnification asset, which is reflected in the Company’s condensed consolidated balance sheets in intangible and other assets-net. The Company also recorded liabilities of $1.6 million to long-term income taxes payable and $0.2 million to accrued expenses-other in the Company’s condensed consolidated balance sheets related to the indemnification asset. The Company also recorded a contingent consideration liability in accrued expenses-other in the Company’s condensed consolidated balance sheets of approximately $10.0 million as of the acquisition date related to the Earnout. As of June 30, 2012, the contingent consideration liability was remeasured and reduced to $5.6 million, which resulted in a $4.4 million reduction to operating expenses. This reduction was due entirely to the decrease in the value of the Company’s common stock from the acquisition date to the end of the Second Quarter. The results of Skagen Designs’ operations have been included in the Company’s condensed consolidated financial statements since April 2, 2012.

Prior to closing the Skagen Designs acquisition, the Company incurred approximately $600,000 of acquisition-related expenses for legal, accounting and valuation services during the fiscal year ended December 31, 2011 and the 13 weeks ended March 31, 2012. The Company incurred additional acquisition and integration related costs of approximately $5.6 million during the Second Quarter. Acquisition and integration costs are reflected in general and administrative operating expenses and other income (expense)-net on the condensed consolidated statements of comprehensive income.

Our condensed consolidated statement of operations for the 13 weeks ended June 30, 2012 includes $25.2 million of net sales and $1.0 million of operating income related to the results of operations of Skagen Designs from the date of its acquisition on April 2, 2012.

Assets acquired and liabilities assumed in the transaction were recorded at their acquisition date fair values, while transaction costs associated with the acquisition were expensed as incurred. Because the total purchase price exceeded the fair values of the tangible and intangible assets acquired, goodwill was recorded equal to the difference. The element of goodwill that is not separable into identifiable intangible assets represents expected synergies. The following table summarizes the allocation of the purchase price to the preliminary estimated fair value of the assets acquired and the liabilities assumed as of April 2, 2012, the effective date of the acquisition (in thousands):

Cash paid, net of cash acquired	$229,003
Value of common stock issued	19,899
Contingent consideration	9,950

Total transaction consideration:	$258,852

Accounts receivable—net of allowances	$16,791
Inventories	22,092
Prepaid expenses and other current assets	3,520
Property, plant & equipment and other long-term assets	4,256
Goodwill	137,393
Tradename	64,700
Customer lists	24,400
Patents	1,500
Noncompete agreement	1,900
Other long-term assets	2,974
Current liabilities	(19,726)
Long-term liabilities	(948)

Total net assets acquired	$258,852

The amounts shown above may change in the near term as management continues to assess the fair value of acquired assets and liabilities. A change in this valuation may also impact the income tax related accounts and goodwill. Additionally, the working capital adjustment included in the purchase price has not been finalized. The goodwill and tradename assets recognized from the acquisition have indefinite useful lives and will be tested annually for impairment. The amortization periods for the acquired customer lists, patents and noncompete agreements have amortization periods of 5-9 years, 3 years and 6 years, respectively.

The following unaudited pro forma financial information presents the combined results of operations of Fossil, Inc. and Skagen Designs as if the acquisition had occurred at the beginning of each period presented below. The pro forma information is not necessarily indicative of what the financial position or results of operations actually would have been had the acquisition been completed at the beginning of each period presented below. In addition, the unaudited pro forma financial information is not indicative of, nor does it purport to project, the future financial position or operating results of Fossil, Inc. The unaudited pro forma financial information for the 13 and 26 weeks ended June 30, 2012 were adjusted to exclude acquisition and integration costs and does not give effect to any potential cost savings or other operating efficiencies that could result from the acquisition. These acquisition and integration costs were included in the proforma information for the 26 weeks ended July 2, 2011. The following table presents the unaudited pro forma financial information (in thousands except per share data):

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net sales	$636,104	$581,007	$1,256,081	$1,141,744
Net income attributable to Fossil, Inc.	61,211	53,364	120,245	108,181
Earnings per share:
Basic	$0.99	$0.84	$1.95	$1.70
Diluted	$0.99	$0.83	$1.93	$1.68

Effective April 30, 2012, the Company acquired fifty-one percent of Swiss Technology Productions AG (“STP”) to support its Swiss-made watch production. The acquisition was completed for 255,000 Swiss francs, approximately $266,000. The Company recorded approximately $160,000 of goodwill related to the acquisition. The results of STP’s operations and related noncontrolling interest have been included in the Company’s condensed consolidated financial statements since the acquisition date.

Goodwill is the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. The changes in the carrying amount of goodwill, which is not subject to amortization, were as follows (in thousands):

	North America wholesale	Europe wholesale	Asia Pacific wholesale	Direct to consumer	Total
Balance at December 31, 2011	$23,605	$17,891	$2,558	$0	$44,054
Acquisitions	84,745	43,996	8,812	0	137,553
Foreign currency changes	63	(260)	25	0	(172)

Balance at June 30, 2012	$108,413	$61,627	$11,395	$0	$181,435

3. INVENTORIES

Inventories consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Components and parts	$46,827	$37,482
Work-in-process	4,663	4,764
Inventory purchases in transit	56,955	57,474
Finished goods	416,001	389,263

Inventories	$524,446	$488,983

4. WARRANTY RESERVE

The Company’s warranty liabilities are primarily related to watch products. The Company’s FOSSIL® watch products sold in the U.S. are covered by a limited warranty against defects in materials or workmanship for a period of 11 years from the date of purchase. RELIC® watch products sold in the U.S. are covered by a comparable 12 year warranty, while other watches sold by the Company are covered by a comparable two year limited warranty. SKAGEN branded watches sold in the U.S. are covered by a lifetime warranty against defects due to faulty material or workmanship subject to normal conditions of use. Warranty liability activity consisted of the following (in thousands):

	For the 26 Weeks Ended
	June 30, 2012	July 2, 2011
Beginning balance	$10,996	$8,534
Settlements in cash or kind	(2,101)	(2,059)
Warranties issued and adjustments (1)	3,463	4,017
Liabilities assumed in acquisition	389	0

Ending balance	$12,747	$10,492

(1)	Changes in cost estimates related to preexisting warranties are aggregated with accruals for newly issued warranties and foreign currency changes.

5. INCOME TAXES

The Company’s income tax expense and related effective rate were as follows (in thousands except percentage data):

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Income tax expense	$27,705	$27,657	$51,229	$58,850
Income tax rate	31.4%	33.9%	29.7%	34.4%

The lower effective tax rate in the Second Quarter and Year To Date Period was attributable to a higher portion of foreign income taxed at lower overall foreign rates, a reduction in income tax rates in several countries and management’s decision to indefinitely reinvest the undistributed earnings of certain foreign subsidiaries, partially offset by the impact of certain discrete items.

As of June 30, 2012, the Company’s total amount of unrecognized tax benefits, excluding interest and penalties, was $19.9 million, of which $13.1 million would favorably impact the effective tax rate in future periods, if recognized. The examination phase of the Internal Revenue Service (“IRS”) audit for tax years 2005 and 2006 was completed in 2010. The IRS proposed certain adjustments, and the Company filed a protest. This protest is under review by the IRS Office of Appeals, and it is possible that it may be resolved within the next twelve months. The Company is also subject to examinations in various state and foreign jurisdictions for the 2004-2011 tax years, none of which are individually significant. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

The Company has classified uncertain tax positions as long-term income taxes payable unless such amounts are expected to be paid within twelve months of the condensed consolidated balance sheet date. As of June 30, 2012, the Company had recorded unrecognized tax benefits of $2.7 million, excluding interest and penalties, for positions that could be settled within the next twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes receivable/payable, respectively. The total amount of accrued income tax-related interest and penalties included in the condensed consolidated balance sheets at June 30, 2012 was $3.3 million and $1.1 million, respectively. For the Second Quarter, the Company accrued income tax-related interest expense of $0.3 million.

6. STOCKHOLDERS’ EQUITY AND BENEFIT PLANS

Common Stock Repurchase Programs. Purchases of the Company’s common stock are made from time to time, subject to market conditions and at prevailing market prices, through the open market. Repurchased shares of common stock are recorded at cost and become authorized but unissued shares which may be issued in the future for general corporate and other purposes. The Company may terminate or limit its stock repurchase program at any time. In the event the repurchased shares are cancelled, the Company accounts for retirements by allocating the repurchase price to common stock, additional paid-in capital and retained earnings. The repurchase price allocation is based upon the equity contribution associated with historical issuances. These repurchase programs were conducted pursuant to Rule 10b-18 of the Exchange Act. During the period from the announcement of the Company’s $750 million buyback authorization in August 2010 until the end of the Second Quarter, the Company has repurchased approximately $568.3 million of its common stock, representing approximately 7.5 million shares.

During the Year To Date Period, the Company effectively retired 7.5 million shares of common stock repurchased under its repurchase programs during the 2010, 2011 and 2012 fiscal years. The effective retirement of common stock repurchased decreased common stock by $75,000, additional paid in capital by $48.4 million, retained earnings by $520.4 million and treasury stock by $568.9 million.

The following table reflects the Company’s common stock repurchase activity for the periods indicated (in millions):

			For the 13 Weeks Ended June 30, 2012		For the 26 Weeks Ended June 30, 2012
Fiscal year authorized	Dollar value authorized	Termination date	Number of shares repurchased	Dollar value repurchased	Number of shares repurchased	Dollar value repurchased
2010	$30.0	None	0.0	$0.0	0.0	$0.0
2010	$750.0	December 2013	0.7	$58.9	1.3	$118.2

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

The following table summarizes stock options and stock appreciation rights activity during the Second Quarter:

Stock Options and Stock Appreciation Rights	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	IN THOUSANDS			IN THOUSANDS
Outstanding at March 31, 2012	1,193	$61.03	6.6	$84,641
Granted	12	131.46
Exercised	(4)	28.84		240
Forfeited or expired	0	0.00

Outstanding at June 30, 2012	1,201	61.81	6.3	34,152

Exercisable at June 30, 2012	543	37.36	4.5	22,989

Nonvested at June 30, 2012	658	82.02	7.9	11,162

Expected to vest	593	$82.02	7.9	$10,180

The aggregate intrinsic value in the table above is before income taxes and is based on (i) the exercise price for outstanding and exercisable options/rights at June 30, 2012 and (ii) the fair market value of the Company’s common stock on the exercise date for options/rights that were exercised during the Second Quarter.

Stock Options and Stock Appreciation Rights Outstanding and Exercisable. The following table summarizes information with respect to stock options and stock appreciation rights outstanding and exercisable at June 30, 2012:

Stock Options and Stock Appreciation Rights Outstanding				Stock Options and Stock Appreciation Rights Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Number of Shares	Weighted- Average Exercise Price
	IN THOUSANDS			IN THOUSANDS
$11.66 - $13.15	20	$11.70	0.7	20	$11.70
$13.15 - $26.29	323	18.77	4.3	232	20.67
$26.29 - $39.44	310	34.46	5.8	177	33.57
$39.44 - $52.58	32	43.12	5.5	32	43.12
$65.73 - $78.88	4	69.53	8.5	1	69.53
$78.88 - $92.02	202	81.23	8.2	47	81.23
$92.02 - $105.17	6	93.29	8.8	2	93.29
$118.31 - $131.46	304	127.35	8.3	32	121.73

Total	1,201	$61.81	6.3	543	$37.36

Restricted Stock and Restricted Stock Units. The following table summarizes restricted stock and restricted stock unit activity during the Second Quarter:

Restricted Stock and Restricted Stock Units	Number of Shares	Weighted-Average Grant-Date Fair Value
	IN THOUSANDS
Nonvested at March 31, 2012	269	$66.60
Granted	23	88.01
Vested	(16)	69.10
Forfeited	(1)	88.11

Nonvested at June 30, 2012	275	68.19

Expected to vest	249	$68.19

The total fair value of restricted stock and restricted stock units vested during the Second Quarter was approximately $1.2 million.

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

Summary information by operating segment was as follows (in thousands):

	For the 13 Weeks Ended June 30, 2012		For the 13 Weeks Ended July 2, 2011
	Net Sales	Operating Income	Net Sales	Operating Income
North America wholesale:
External customers	$249,812	$45,858	$213,064	$56,172
Intersegment	46,053		33,372
Europe wholesale:
External customers	147,710	31,534	141,790	29,403
Intersegment	34,652		29,597
Asia Pacific wholesale:
External customers	84,344	33,561	67,856	23,301
Intersegment	161,425		148,374
Direct to consumer	154,238	15,710	133,951	14,756
Intersegment items	(242,130)		(211,343)
Corporate		(38,566)		(37,370)

Consolidated	$636,104	$88,097	$556,661	$86,262

	For the 26 Weeks Ended June 30, 2012		For the 26 Weeks Ended July 2, 2011
	Net Sales	Operating Income	Net Sales	Operating Income
North America wholesale:
External customers	$474,812	$99,367	$419,800	$106,504
Intersegment	88,879		63,791
Europe wholesale:
External customers	300,661	62,632	293,620	67,515
Intersegment	69,213		64,730
Asia Pacific wholesale:
External customers	161,053	58,804	132,071	45,549
Intersegment	327,718		284,057
Direct to consumer	289,112	24,092	248,144	22,907
Intersegment items	(485,810)		(412,578)
Corporate		(73,937)		(63,657)

Consolidated	$1,225,638	$170,958	$1,093,635	$178,818

The following tables reflect net sales for each class of similar products in the periods presented (in thousands except percentage data):

	For the 13 Weeks Ended June 30, 2012		For the 13 Weeks Ended July 2, 2011
	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches	$476,755	75.0%	$399,627	71.8%
Leathers	96,907	15.2	91,690	16.5
Jewelry	37,779	5.9	38,483	6.9
Other	24,663	3.9	26,861	4.8

Total	$636,104	100.0%	$556,661	100.0%

	For the 26 Weeks Ended June 30, 2012		For the 26 Weeks Ended July 2, 2011
	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches	$895,188	73.0%	$772,336	70.6%
Leathers	200,955	16.4	182,239	16.7
Jewelry	76,930	6.3	80,649	7.4
Other	52,565	4.3	58,411	5.3

Total	$1,225,638	100.0%	$1,093,635	100.0%

The following table reflects total assets for each reporting segment on the dates presented (in thousands):

	Total Assets
	June 30, 2012	December 31, 2011
North America wholesale	$594,844	$524,615
Europe wholesale	339,547	436,775
Asia Pacific wholesale	353,758	258,343
Direct to consumer	241,329	246,911
Corporate	180,030	176,278

Consolidated	$1,709,508	$1,642,922

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

The forward contracts that the Company purchased to hedge exchange rate risk meet the criteria for hedge eligibility, which requires that they represent foreign-currency-denominated forecasted intra-entity transactions in which (i) the operating unit that has the foreign currency exposure is a party to the hedging instrument and (ii) the hedged transaction is denominated in a currency other than the hedging unit’s functional currency. At the inception of the hedge, the hedging relationship is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk. The Company assesses hedge effectiveness under the critical terms matched method at inception and at least quarterly throughout the life of the hedging relationship. If the critical terms (i.e., amounts, currencies and settlement dates) of the forward currency exchange contract match the terms of the forecasted transaction, the Company concludes that the hedge is effective.

The effective portion of the gain or loss on the derivative instruments is reported as a component of other comprehensive (loss) income, net of taxes and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, the Company’s hedges resulted in no ineffectiveness in the condensed consolidated statements of comprehensive income, and there were no components excluded from the assessment of hedge effectiveness for the Second Quarter, Prior Year Quarter, Year To Date Period or Prior Year YTD Period.

All derivative instruments are recognized as either assets or liabilities at fair value in the condensed consolidated balance sheets. Forward contracts designated as cash flow hedges are recorded at fair value at each balance sheet date and the change in fair value is recorded to accumulated other comprehensive income (loss) within the equity section of the balance sheet until such forward contract’s gains (losses) become realized or the cash flow hedge relationship is terminated. If the cash flow hedge relationship is terminated, the derivative’s gains or losses that are deferred in accumulated other comprehensive income (loss) will be recognized in earnings when the hedged cash flows occur. However, for cash flow hedges that are terminated because the forecasted transaction is not expected to occur in the original specified time period, the derivative’s gains or losses are immediately recognized in earnings. There were no gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges in the Second Quarter or Prior Year Quarter. Hedge accounting is discontinued if it is determined that the derivative is not highly effective. The Company records all cash flow hedge assets and liabilities on a gross basis as they do not meet the balance sheet netting criteria because the Company does not have master netting agreements established with the derivative counterparties that would allow for net settlement. As of June 30, 2012, the Company had the following outstanding forward contracts that were entered into to hedge the future payments of intercompany inventory transactions (in thousands):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Euro	149,025	U.S. Dollar	198,179
British Pound	16,600	U.S. Dollar	26,219
Japanese Yen	2,297,700	U.S. Dollar	28,512
Mexican Peso	159,663	U.S. Dollar	11,750
Australian Dollar	10,150	U.S. Dollar	10,197
Canadian Dollar	20,070	U.S. Dollar	19,908

The effective portion of gains and losses on derivative instruments that was recognized in other comprehensive (loss) income, net of taxes during the Second Quarter and the Prior Year Quarter, Year To Date Period and the Prior Year YTD Period is set forth below (in thousands):

Derivatives Designated as Cash Flow Hedges Under ASC 815	For the 13 Weeks Ended June 30, 2012	For the 13 Weeks Ended July 2, 2011
Foreign exchange forward contracts	$3,708	$(6,036)

Total gain (loss) recognized in other comprehensive (loss) income, net of taxes	$3,708	$(6,036)

Derivatives Designated as Cash Flow Hedges Under ASC 815	For the 26 Weeks Ended June 30, 2012	For the 26 Weeks Ended July 2, 2011
Foreign exchange forward contracts	$3,211	$(13,129)

Total gain (loss) recognized in other comprehensive (loss) income, net of taxes	$3,211	$(13,129)

The following table illustrates the effective portion of gains and losses on derivative instruments recorded in other comprehensive (loss) income, net of taxes during the term of the hedging relationship and reclassified into earnings during the Second Quarter, Prior Year Quarter, Year To Date Period, and Prior Year YTD Period (in thousands):

Foreign Exchange Forward Contracts Under ASC 815	Condensed Consolidated Statements of Comprehensive Income Location		For the 13 Weeks Ended June 30, 2012	For the 13 Weeks Ended July 2, 2011
Cash flow hedging instruments	Other income (expense) -net	Total gain/(loss) reclassified from other comprehensive income (loss), net of taxes into income, net of taxes
			$1,451	$(4,013)

Foreign Exchange Forward Contracts Under ASC 815	Condensed Consolidated Statements of Comprehensive Income Location		For the 26 Weeks Ended June 30, 2012	For the 26 Weeks Ended July 2, 2011
Cash flow hedging instruments	Other income (expense) - net	Total gain/(loss) reclassified from other comprehensive income (loss), net of taxes into income, net of taxes
			$2,303	$(6,259)

The following table discloses the fair value amounts for the Company’s derivative instruments as separate asset and liability values, presents the fair value of derivative instruments on a gross basis, and identifies the line items in the condensed consolidated balance sheets in which the fair value amounts for these categories of derivative instruments are included (in thousands):

	Asset Derivatives				Liability Derivatives
	June 30, 2012		December 31, 2011		June 30, 2012		December 31, 2011
Foreign exchange contracts under ASC 815	Condensed Consolidated Balance Sheet Location	Fair Value	Consolidated Balance Sheet Location	Fair Value	Condensed Consolidated Balance Sheet Location	Fair Value	Consolidated Balance Sheet Location	Fair Value
Cash flow hedging instruments	Prepaid expenses and other current assets	$9,571	Prepaid expenses and other current assets	$9,719	Accrued expenses- other	$1,235	Accrued expenses- other	$3,204
Cash flow hedging instruments	Intangible and other assets-net	790	Intangible and other assets-net	895	Other long-term liabilities	129	Other long-term liabilities	382

Total		$10,361		$10,614		$1,364		$3,586

At the end of the Second Quarter, the Company had foreign exchange forward contracts with maturities extending through January 2014. The estimated net amount of the existing gains or losses at June 30, 2012 that is expected to be reclassified into earnings within the next twelve months is a gain of $5.4 million. See Note 1—Financial Statement Policies for additional disclosures on foreign currency hedging instruments.

9. CONTROLLING AND NONCONTROLLING INTEREST

The following tables summarize the changes in equity attributable to controlling and noncontrolling interest (in thousands):

	Fossil, Inc.		Total
	Stockholders’	Noncontrolling	Stockholders’
	Equity	Interest	Equity
Balance at December 31, 2011	$1,105,929	$10,917	$1,116,846

Net income	115,478	5,982	121,460
Currency translation adjustments	(5,610)	0	(5,610)
Unrealized gain on securities available for sale	29	0	29
Forward contracts hedging intercompany foreign currency payments—change in fair values	908	0	908
Common stock issued upon exercise of stock options and stock appreciation rights	4,420	0	4,420
Tax benefit derived from stock-based compensation	10,080	0	10,080
Distribution of noncontrolling interest earnings	0	(4,096)	(4,096)
Business acquisitions	19,899	81	19,980
Acquisition of common stock	(127,032)	0	(127,032)
Stock-based compensation expense	7,832	0	7,832

Balance at June 30, 2012	$1,131,933	$12,884	$1,144,817

	Fossil, Inc.		Total
	Stockholders’	Noncontrolling	Stockholders’
	Equity	Interest	Equity
Balance at January 1, 2011	$1,044,118	$7,590	$1,051,708

Net income	107,182	4,914	112,096
Currency translation adjustments	29,907	0	29,907
Unrealized loss on securities available for sale	(248)	0	(248)
Forward contracts hedging intercompany foreign currency payments—change in fair values	(6,870)	0	(6,870)
Common stock issued upon exercise of stock options and stock appreciation rights	7,728	0	7,728
Tax benefit derived from stock-based compensation	9,333	0	9,333
Distribution of noncontrolling interest earnings	0	(3,772)	(3,772)
Common stock forfeitures put to treasury	(5,319)	0	(5,319)
Acquisition of common stock	(155,350)	0	(155,350)
Stock-based compensation expense	5,910	0	5,910

Balance at July 2, 2011	$1,036,391	$8,732	$1,045,123

10. INTANGIBLE AND OTHER ASSETS

The following table summarizes intangible and other assets (in thousands):

		June 30, 2012		December 31, 2011
	Useful Lives	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Intangibles-subject to amortization:
Trademarks	10 yrs.	$4,125	$2,264	$4,121	$2,109
Customer lists	5-9 yrs.	32,118	8,409	7,636	7,274
Patents	3-20 yrs.	2,273	567	773	394
Noncompete agreement	6 yrs.	1,900	83
Other	7-20 yrs.	192	188	193	190

Total intangibles-subject to amortization		40,608	11,511	12,723	9,967
Intangibles-not subject to amortization:
Trade names		83,628		18,936
Other assets:
Key money deposits		33,718	11,653	31,804	10,291
Other deposits		15,072		13,685
Deferred compensation plan assets		3,031		2,897
Deferred tax asset-net		4,821		4,875
Restricted cash		1,370		2,114
Other		13,703	4,448	10,868	3,748

Total other assets		71,715	16,101	66,243	14,039

Total intangible and other assets		$195,951	$27,612	$97,902	$24,006

Total intangible and other assets-net			$168,339		$73,896

Amortization expense for intangible assets was approximately $1.3 million, $0.2 million, $1.5 million and $0.6 million for the Second Quarter, Prior Year Quarter, Year To Date Period, and Prior Year YTD Period, respectively. Estimated aggregate future amortization expense by fiscal year for intangible assets is as follows (in thousands):

Amortization Expense
2012 (remaining)	2,040
2013	4,122
2014	4,050
2015	3,658
2016	3,520
2017	3,262

11. COMMITMENTS AND CONTINGENCIES

Litigation. The Company is occasionally subject to litigation or other legal proceedings in the normal course of its business. The Company does not believe that the outcome of any currently pending legal matters, individually or collectively, will have a material effect on the business or financial condition of the Company. The Company recorded approximately $4.7 million of expenses in the Second Quarter in connection with legal costs and accruals related to the expected settlement amount of a certain routine business litigation.

12. DEBT

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

Amounts outstanding under the Revolver bear interest at the Company’s option of (i) the base rate (defined as the higher of (a) the prime rate publicly announced by Wells Fargo (3.25% at the end of the Second Quarter), (b) the federal funds rate plus 1.50% and (c) the London Interbank Offer Rate (“LIBOR”) (0.2% at the end of the Second Quarter) plus 1.50%) plus the base rate applicable margin (which varies based upon the Company’s consolidated leverage ratio (the “Ratio”) from 0.25% if the Ratio is less than 1.00 to 1.00, to 1.00% if the Ratio is greater than or equal to 2.00 to 1.00) or (ii) the LIBOR rate (defined as the quotient obtained by dividing (a) LIBOR by (b) 1.00 minus the Eurodollar reserve percentage) plus the LIBOR rate applicable margin (which varies based upon the Ratio from 1.25% if the Ratio is less than 1.00 to 1.00, to 2.00% if the Ratio is greater than or equal to 2.00 to 1.00). Amounts outstanding under the swingline loan under the Credit Agreement or upon any drawing under a letter of credit bear interest at the base rate plus the base rate applicable margin. Interest based upon the base rate is payable quarterly in arrears. Interest based upon the LIBOR rate is payable either monthly or quarterly in arrears, depending on the interest period selected by the Company. The Revolver also includes a commitment fee ranging from 0.20% to 0.35% for any amounts not drawn under the Revolver.

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

Wells Fargo can accelerate the repayment obligation upon the occurrence of an event of default, including the failure to pay principal or interest, a material inaccuracy of a representation or warranty, violation of covenants, cross-default, change in control, bankruptcy events, failure of a loan document provision, certain ERISA events and material judgments. As of June 30, 2012, $97.0 million was outstanding under the Revolver. Amounts available under the Revolver are reduced by any amounts outstanding under stand-by letters of credit. At June 30, 2012, the Company had available borrowings of approximately $252.1 million under the Revolver. The Company incurred approximately $653,000 of interest expense related to the Revolver during the Second Quarter and Year To Date Period.

Financial covenants in the Credit Agreement require the Company to maintain (i) a consolidated leverage ratio no greater than 2.50 to 1.00, (ii) consolidated tangible net worth of no less than the sum of (a) $600 million plus (b) 25% of positive consolidated net income, (iii) consolidated net income that is not negative for any two consecutive fiscal quarters, and (iv) maximum capital expenditures not in excess of $125 million in any fiscal year, subject to certain adjustments. The Credit Agreement contains representations, warranties, covenants, events of default and indemnities that are customary for agreements of this type. The Company was in compliance with all covenants in the Credit Agreement as of June 30, 2012 and during the Second Quarter.

On April 6, 2011, the Company’s Korean subsidiary, Fossil (Korea) Limited (“Fossil Korea”), entered into a $20 million credit facility agreement (the “Agreement”) with Bank of America, N.A. Seoul Branch. Borrowings under the Agreement are renewed on a monthly basis. The Agreement bears interest based on a three month CD rate which is published by the Korea Securities Dealers Association (3.54% at the end of the Second Quarter), plus 120 basis points for a one month period or plus 130 basis points for a three month period. Borrowings under the Agreement were approximately $6.0 million at June 30, 2012. The Company incurred approximately $89,000 and $165,000 of interest expense related to borrowings under the Agreement during the Second Quarter and Year To Date Period, respectively. On July 20, 2012, approximately $6.2 million of borrowings under the Agreement were renewed at an interest rate of 4.45% with a maturity date of August 20, 2012. The Company expects this facility to be renewed under its current provisions for another year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition and results of operations of Fossil, Inc. and its wholly and majority-owned subsidiaries for the thirteen and twenty-six week periods ended June 30, 2012 (the “Second Quarter” and “Year To Date Period,” respectively) as compared to the thirteen and twenty-six week periods ended July 2, 2011 (the “Prior Year Quarter” and “Prior Year YTD Period,” respectively). This discussion should be read in conjunction with the condensed consolidated financial statements and the related notes thereto.

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

Domestically, we sell our products through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, Company-owned retail and factory outlet stores, mass market stores, and through our FOSSIL® catalogs and website. Our wholesale customer base includes, among others, Neiman Marcus, Nordstrom, Saks Fifth Avenue, Macy’s, Dillard’s, JCPenney, Kohl’s, Sears, Wal-Mart and Target. In the United States, our network of Company-owned stores included 122 retail stores located in premier retail sites and 78 outlet stores located in major outlet malls as of June 30, 2012. In addition, we offer an extensive collection of our FOSSIL brand products through our catalogs and on our website, www.fossil.com, as well as proprietary and licensed watch and jewelry brands through other managed and affiliate websites.

Internationally, our products are sold to department stores, specialty retail stores and specialty watch and jewelry stores in approximately 120 countries worldwide through 26 Company-owned foreign sales subsidiaries and through a network of approximately 60 independent distributors. Our products are distributed in Africa, Asia, Australia, Europe, Central and South America, Canada, the Caribbean, Mexico and the Middle East. Our products are offered on airlines and cruise ships and in international Company-owned retail stores, which included 175 retail stores and 38 outlet stores in select international markets as of June 30, 2012. Our products are also sold through licensed and franchised FOSSIL retail stores, retail concessions operated by us and kiosks in certain international markets. In addition, we offer an extensive collection of our FOSSIL brand products on our websites in certain countries.

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

Recently Adopted Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04 Fair Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). FASB intends the new guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amended guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 assets and liabilities, for which we will be required to disclose quantitative information about the unobservable inputs used in the fair value measurements. These changes became effective for us on January 1, 2012. The adoption of ASU 2011-04 did not have a material impact on our condensed consolidated results of operations and financial position.

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

Results of Operations

The following tables set forth, for the periods indicated, (i) the percentages of our net sales represented by certain line items from our condensed consolidated statements of comprehensive income and (ii) the percentage changes in these line items between the periods indicated.

	Percentage of Net Sales		Percentage
	For the 13 Weeks Ended		Change from
	June 30, 2012	July 2, 2011	2011
Net sales	100.0%	100.0%	14.3%
Cost of sales	44.0	44.0	14.3

Gross profit	56.0	56.0	14.2
Operating expenses:
Selling and distribution	30.9	29.5	19.2
General and administrative	11.3	11.0	17.8

Operating income	13.8	15.5	2.1
Interest expense	0.2	0.1	*
Other income (expense)-net	0.2	(0.7)	*

Income before income taxes	13.8	14.7	7.8
Provision for income taxes	4.3	5.0	0.2

Net income	9.5	9.7	11.8
Net income attributable to noncontrolling interest	0.5	0.5	14.2

Net income attributable to Fossil, Inc.	9.0%	9.2%	11.6%

*	Not meaningful

	Percentage of Net Sales		Percentage
	For the 26 Weeks Ended		Change from
	June 30, 2012	July 2, 2011	2011
Net sales	100.0%	100.0%	12.1%
Cost of sales	44.1	43.9	12.6

Gross profit	55.9	56.1	11.7
Operating expenses:
Selling and distribution	30.8	29.5	16.9
General and administrative	11.2	10.2	22.1

Operating income	13.9	16.4	(4.4)
Interest expense	0.2	0.1	*
Other income (expense)-net	0.4	(0.7)	*

Income before income taxes	14.1	15.6	1.0
Provision for income taxes	4.2	5.4	(12.9)

Net income	9.9	10.2	8.4
Net income attributable to noncontrolling interest	0.5	0.4	21.7

Net income attributable to Fossil, Inc.	9.4%	9.8%	7.7%

*	Not meaningful

Net Sales. The following tables set forth consolidated net sales by segment and the percentage relationship of each segment to consolidated net sales for the periods indicated (in millions, except percentage data):

	Amounts		Percentage of Total
	For the 13 Weeks Ended		For the 13 Weeks Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Wholesale:
North America	$249.8	$213.1	39.3%	38.3%
Europe	147.7	141.8	23.2	25.4
Asia Pacific	84.4	67.9	13.3	12.2

Total wholesale	481.9	422.8	75.8	75.9
Direct to consumer	154.2	133.9	24.2	24.1

Consolidated	$636.1	$556.7	100.0%	100.0%

	Amounts		Percentage of Total
	For the 26 Weeks Ended		For the 26 Weeks Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Wholesale:
North America	$474.8	$419.8	38.8%	38.4%
Europe	300.7	293.6	24.5	26.8
Asia Pacific	161.0	132.1	13.1	12.1

Total wholesale	936.5	845.5	76.4	77.3
Direct to consumer	289.1	248.1	23.6	22.7

Consolidated	$1,225.6	$1,093.6	100.0%	100.0%

The following table illustrates by factor the total year-over-year percentage change in net sales by segment and on a consolidated basis:

Analysis of Percentage Change in Net Sales during the Second Quarter Versus Prior Year Quarter

Attributable to Changes in the Following Factors

	Exchange Rates	Acquisitions	Organic Change	Total Change
North America wholesale	(1.0%)	5.2%	13.0%	17.2%
Europe wholesale	(9.8)	6.5	7.5	4.2
Asia Pacific wholesale	(2.9)	4.4	22.8	24.3
Direct to consumer	(2.5)	1.5	16.2	15.2
Consolidated	(3.8%)	4.6%	13.5%	14.3%

Analysis of Percentage Change in Net Sales during the Year To Date Period Versus Prior Year YTD Period

Attributable to Changes in the Following Factors

	Exchange Rates	Acquisitions	Organic Change	Total Change
North America wholesale	(0.7%)	2.7%	11.1%	13.1%
Europe wholesale	(6.8)	3.1	6.1	2.4
Asia Pacific wholesale	(1.3)	2.3	20.9	21.9
Direct to consumer	(1.7)	0.8	17.4	16.5
Consolidated	(2.6%)	2.3%	12.4%	12.1%

The following net sales discussion excludes the impact on sales growth attributable to foreign currency exchange rate changes as noted in the above table.

Consolidated Net Sales. Net sales rose 18.1% with each of our wholesale segments reporting increased sales growth rates as compared to the first quarter of fiscal 2012. Our acquisition of Skagen Designs, Ltd. and certain of its international affiliates (“Skagen Designs”), on April 2, 2012 contributed $25.2 million toward our overall sales growth for the Second Quarter. On an organic basis, excluding sales related to the SKAGEN® brand, worldwide net sales increased 13.5% for the Second Quarter as compared to the Prior Year Quarter. Global watch sales led our Second Quarter sales growth, increasing 17.1%, or $68.5 million, while the sales from our leather business grew 8.2%, or $7.5 million, primarily related to our Direct to consumer channel. For the Year To Date Period, consolidated net sales increased by 14.7%, or $160.7 million, representing sales growth in each our global wholesale and Direct to consumer businesses. We believe watch sales across all of our operating segments are benefiting from a resurgence in the watch category in general, resulting in consumers allocating more of their discretionary spending to this fashion category. We also believe our results are outpacing those of our competitors as consumers respond positively to our innovative product offerings and focused presentations at retail. We attribute this favorable consumer response to our designs, which incorporate newer materials into the construction of the watch while also maintaining a very strong price to value relationship. With respect to the FOSSIL brand, we have followed a strategy of focusing our marketing efforts on point-of-sale presentations, as well as our catalog and web-based marketing initiatives and the growth of our FOSSIL store and e-commerce footprint. We believe these strategies are clearly communicating the aspirational lifestyle image of the brand and are resonating strongly with consumers around the world. During the Second Quarter, net sales of FOSSIL branded products increased by 3.6%, or $8.6 million, as compared to the Prior Year Quarter.

North America Wholesale Net Sales. During the Second Quarter, net sales from the North America wholesale segment rose 18.2%, or $38.7 million, in comparison to the Prior Year Quarter. This sales growth was primarily attributable to a 25.2%, or $39.5 million, increase in watch sales, including $10.8 million of sales related to SKAGEN branded products. Sales from our jewelry business also favorably impacted the Second Quarter, increasing 95.1%, or $4.4 million, primarily the result of the continued roll-out of the MICHAEL KORS® jewelry line. These sales gains were partially offset by decreases in our leathers and eyewear businesses of 9.2%, or $4.0 million, and 33.0%, or $2.0 million, respectively. The decrease in the leathers business was principally a result of decreased sell-through rates in our women’s handbag category in the department store channel, while the decrease in eyewear sales was a result of the repositioning of the FOSSIL branded eyewear business. During the Second Quarter, exclusive of sales related to SKAGEN branded products, U.S. wholesale sales increased 14.7%, or $24.5 million, in comparison to the Prior Year Quarter. Additionally, shipments from our subsidiaries in Canada and Mexico increased 23.5% and 65.2%, respectively, during the Second Quarter. For the Year To Date Period, North America wholesale net sales increased 13.8%, or $57.9 million, as compared to the Prior Year YTD Period. This increase was principally driven by the same categories and factors as experienced during the Second Quarter.

Europe Wholesale Net Sales. Europe wholesale net sales increased 14.0%, or $19.9 million, during the Second Quarter as compared to the Prior Year Quarter, inclusive of a $9.2 million contribution from sales related to SKAGEN branded products. Excluding sales related to SKAGEN branded products, sales growth of 7.5% was primarily attributable to a 13.0%, or $13.5 million, increase in watch shipments, partially offset by an 11.4%, or $2.7 million, decrease in the jewelry business. Jewelry sales volumes decreased as a result of the repositioning of the FOSSIL jewelry business. Sales to third party distributors also favorably impacted the Second Quarter, contributing a 10.3% sales increase, or $2.9 million, as compared to the Prior Year Quarter. Europe wholesale net sales increased 9.2%, or $27.0 million, for the Year To Date Period as compared to the Prior Year YTD Period, primarily a result of a 14.0%, or $29.4 million, increase in watch sales. The Year To Date Period also benefitted from a 20.5%, or $3.9 million, increase in the leathers business, while the jewelry category decreased 11.9%, or $6.0 million, as compared to the Prior Year YTD Period.

Asia Pacific Wholesale Net Sales. Asia Pacific wholesale net sales rose 27.2%, or $18.6 million, during the Second Quarter in comparison to the Prior Year Quarter, including $3.0 million of sales related to SKAGEN branded products. Excluding sales related to SKAGEN branded products and sales generated from our assembly operations, net sales grew 24.6%, largely attributable to increased watch sales of $14.5 million. On a combined basis, sales in our strategically identified markets of Korea, Japan and China increased by 29.2% during the Second Quarter. Additionally, sales to third party distributors increased by 46.4%, or $1.1 million, during the Second Quarter. At the end of the Second Quarter, we operated 225 concession locations in the Asia Pacific region with a net 42 new concessions opened during the prior twelve months. For the Year To Date Period as compared to the Prior Year YTD Period, Asia Pacific wholesale net sales rose 23.2%, or $30.7 million, principally as a result of the same factors experienced during the Second Quarter.

Direct to Consumer Net Sales. Direct to consumer net sales for the Second Quarter increased by 17.7%, or $23.7 million, in comparison to the Prior Year Quarter, primarily the result of an 11.2% increase in the average number of Company-owned stores open during the Second Quarter and comparable store sales gains of 1.8%. The 1.8% comparable store sales gain represents the 17th consecutive quarter of positive comparable store increases and comes on top of comparable store sales gains of 22% and 15% in the second quarter of fiscal 2011 and 2010, respectively. Additionally, net sales from our e-commerce businesses increased by 3.9%, or $0.3 million. For the Year To Date Period, net sales from our Direct to consumer segment increased 18.2%, or $45.1 million, in comparison to the Prior Year YTD Period, primarily as a result of an 8.2% increase in the average number of stores open and comparable store sales increases of 4.5%. Net sales from our e-commerce businesses increased 11.1%, or $1.9 million, for the Year To Date Period in comparison to the Prior Year YTD Period. Comparable store sales related to our global full price accessory concept decreased by 5.1% and 3.3% for the Second Quarter and Year To Date Period, respectively. Global outlet comparable store sales increased 8.6% and 13.0% for the Second Quarter and Year To Date Period, respectively.

We ended the Second Quarter with 413 stores, including 249 full price accessory stores, 146 of which were outside of North America; 116 outlet locations, including 36 outside of North America; 34 clothing stores, including 2 outside of North America; and 14 full price multi-brand stores, including 12 outside of North America. This compares to 367 stores at the end of the Prior Year Quarter, which included 235 full price accessory stores, including 132 outside of North America; 95 outlet locations, including 22 outside of North America; 27 clothing stores, including 3 outside of North America; and 10 full price multi-brand stores, including 9 outside of North America. During the Year To Date Period, we opened 20 new stores and closed 5 stores. The 20 new stores opened included five accessory stores, 11 outlet stores, three apparel stores, and one multi-brand store. For the remainder of fiscal year 2012, we anticipate opening approximately 50 to 55 additional retail stores globally, with equal distribution between the United States and international markets and with a focus on outlet and accessory stores. In addition, we anticipate closing an additional 16 stores during the second half of fiscal year 2012.

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

Gross Profit. Gross profit of $356.4 million in the Second Quarter represented a 14.2% increase in comparison to $312.0 million in the Prior Year Quarter. Gross profit margin remained constant at 56.0% in the Second Quarter as compared to the Prior Year Quarter. Foreign currency exchange rate changes negatively impacted gross profit margin by approximately 90 basis points during the Second Quarter. Excluding the impact of currency, gross profit margin was favorably impacted by increases in the sales mix of higher margin watch products versus leather products, select price increases across certain watch businesses and an increase in the mix of sales from higher margin Asia Pacific wholesale sales. Partially offsetting these positive influences on gross profit margin was an increase in factory labor costs. For the Year To Date Period, gross profit margin decreased by 20 basis points to 55.9% compared to 56.1% in the Prior Year YTD Period. Foreign currency exchange rate changes negatively impacted gross profit margin by approximately 60 basis points in comparison to the Prior Year YTD Period. Excluding the impact of currency, gross profit margin was favorably impacted by factors similar to those experienced during the Second Quarter, partially offset by increases in factory labor costs and certain watch component costs.

Operating Expenses. Operating expenses, expressed as a percentage of net sales, increased to 42.2% in the Second Quarter compared to 40.5% in the Prior Year Quarter. Total operating expenses in the Second Quarter increased by $42.6 million. For the Second Quarter, operating expenses were favorably impacted by approximately $8.7 million as a result of the translation of foreign-based expenses into U.S. dollars. Non-recurring costs associated with the Skagen Designs acquisition amounted to $1.2 million during the Second Quarter. This amount included acquisition and transition related costs of $5.6 million, partially offset by a $4.4 million favorable gain resulting from a Second Quarter mark to market valuation adjustment of a Skagen-related contingent purchase price liability. The mark to market valuation was triggered by the decline in the Company’s stock price from the date of the acquisition to the end of the Second Quarter. On a constant dollar basis and excluding non-recurring expenses related to the Skagen acquisition, operating expense increases were primarily related to the addition of Skagen operating costs, expenses associated with the increase in the number of Company-owned retail stores and expense increases across our wholesale segments. Increased expense levels in our wholesale segments were primarily attributable to the continuing strategic investments in our Asia Pacific segment, primarily related to headcount additions and concession related costs. Additionally, we recorded approximately $4.7 million of expenses in the Second Quarter in connection with legal costs and accruals related to the expected settlement amount of routine business litigation. For the Year To Date Period, operating expenses expressed as a percentage of net sales increased to 42.0% compared to 39.8% in the Prior Year YTD Period and included an $11.1 million favorable impact from the translation of foreign-based expenses due to a stronger U.S. dollar. On a constant dollar basis, operating expenses for the Year To Date Period increased by $90.5 million as compared to the Prior Year YTD Period, with increases across all of our operating segments, primarily the result of the same factors that impacted the Second Quarter.

The following tables set forth operating expenses on a segment basis and the relative percentage of operating expenses to net sales for each segment for the periods indicated (in millions, except for percentage data):

	For the 13 Weeks Ended June 30, 2012		For the 13 Weeks Ended July 2, 2011
	Operating Expense	% of Net Sales	Operating Expense	% of Net Sales
North America wholesale	$53.2	21.3%	$34.9	16.4%
Europe wholesale	49.6	33.6	47.2	33.3
Asia Pacific wholesale	39.8	47.2	31.8	46.8
Direct to consumer	87.2	56.5	74.6	55.7
Corporate	38.5		37.2

Total	$268.3	42.2%	$225.7	40.5%

	For the 26 Weeks Ended June 30, 2012		For the 26 Weeks Ended July 2, 2011
	Operating Expense	% of Net Sales	Operating Expense	% of Net Sales
North America wholesale	$95.0	20.0%	$75.3	17.9%
Europe wholesale	96.8	32.2	91.8	31.3
Asia Pacific wholesale	78.7	48.9	61.1	46.3
Direct to consumer	170.2	58.9	143.5	57.8
Corporate	73.7		63.3

Total	$514.4	42.0%	$435.0	39.8%

Operating Income. Operating income increased $1.8 million, or 2.1%, in the Second Quarter compared to the Prior Year Quarter. As a percentage of net sales, operating income decreased to 13.8% of net sales in the Second Quarter compared to 15.5% of net sales in the Prior Year Quarter, primarily as a result of decreased operating expense leverage and unfavorable foreign currency exchange comparisons. During the Second Quarter, operating income was negatively impacted by approximately $9.2 million as a result of the translation of foreign-based sales and expenses into U.S. dollars. During the Year To Date Period, operating profit margin decreased to 13.9% as compared to 16.4% in the Prior Year YTD Period. Our operating income for the Year To Date Period included approximately $12.2 million of net currency losses related to the translation of foreign-based sales and expenses into U.S. dollars.

Other Income (Expense)-Net. Other income (expense)-net increased favorably by $5.4 million and $11.0 million during the Second Quarter and Year To Date Period, respectively, in comparison to the prior fiscal year periods. These increases were primarily driven by net foreign currency gains during the current fiscal year periods in comparison to net losses in the respective prior fiscal year periods, resulting from mark-to-market, hedging and other transactional activities. At prevailing foreign currency exchange rates, we estimate that outstanding forward contracts with scheduled settlement dates in the second half of fiscal year 2012 would result in hedge gains of approximately $4.2 million and $4.7 million, respectively, in the third and fourth quarters of fiscal year 2012.

Provision For Income Taxes. Income tax expense for the Second Quarter was $27.7 million, resulting in an effective income tax rate of 31.4%. For the Prior Year Quarter, income tax expense was $27.7 million, resulting in an effective income tax rate of 33.9%. Income tax expense was $51.2 million for Year To Date Period, resulting in an effective tax rate of 29.7%. For the Prior Year YTD Period, income tax expense was $58.9 million, resulting in an effective tax rate of 34.4%. The lower effective tax rate in the Second Quarter and the Year To Date Period was attributable to a higher portion of foreign income taxed at lower overall foreign rates, a reduction in income tax rates in several countries and management’s decision to indefinitely reinvest the undistributed earnings of certain foreign subsidiaries, partially offset by the impact of certain discrete items.

Net Income Attributable to Noncontrolling Interest. Net income attributable to noncontrolling interest, which represents the minority interest portion of subsidiaries in which we own less than 100%, increased by $0.4 million and $1.1 million for the Second Quarter and Year To Date Period as compared to comparable prior fiscal year periods, respectively. These increases were primarily the result of increased net income related to our less than 100% owned watch assembly facilities.

Net Income Attributable to Fossil, Inc. Second Quarter net income attributable to Fossil, Inc. increased by 11.6% to $57.3 million, or $0.92 per diluted share, inclusive of an unfavorable $0.04 per diluted share decrease related to foreign currency translation. For the Year To Date Period, net income attributable to Fossil, Inc. of $115.5 million, or $1.86 per diluted share, represented a 7.7% increase compared to the $107.2 million, or $1.66 per diluted share, earned during the Prior Year YTD Period. Net income attributable to Fossil, Inc. for the Year To Date Period included net foreign currency losses of $0.02 per diluted share.

Liquidity and Capital Resources

Historically, our business operations have not required substantial cash during the first several months of our fiscal year. Generally, starting in the second quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our quarterly cash requirements are also impacted by the number of new stores we open, other capital expenditures and the amount of any discretionary stock repurchases we make. Our cash and cash equivalents balance as of the end of the Second Quarter was $138.8 million in comparison to $323.5 million at the end of the Prior Year Quarter and $287.5 million at the end of fiscal year 2011. On April 2, 2012, we completed the acquisition of Skagen Designs in consideration for a cash purchase price of $231.7 million and the issuance of 150,000 shares of our common stock. To fund the cash purchase price, we utilized approximately $200 million of availability under our $350 million revolving line of credit and excess cash available in our international subsidiaries to fund the international portion of the purchase price. We believe that future cash flows from operations combined with existing cash on hand and amounts available under our revolving line of credit will be sufficient to fund our working capital needs, common stock repurchases and planned capital expenditures for the next twelve months.

During the Year To Date Period, net cash provided by operating activities of $136.4 million was more than offset by net cash used in investing and financing activities of $263.4 million and $23.1 million, respectively. Net cash provided by operating activities consisted of net income of $121.5 million and favorable non-cash activities of $23.6 million, partially offset by uses of cash related to increases in working capital of $8.6 million. Net cash used in investing activities was primarily driven by business acquisitions net of cash acquired of $229.1 million, primarily related to Skagen Designs, and capital expenditures of $30.1 million. Net cash used in financing activities was principally the result of $127.0 million of common stock repurchases, partially offset by $93.5 million of net borrowings on notes payable.

Accounts receivable increased by 0.1% to $226.4 million at the end of the Second Quarter compared to $226.1 million at the end of the Prior Year Quarter. Days sales outstanding for our wholesale segments for the Second Quarter was 41 days in comparison to 47 days in the Prior Year Quarter.

Inventory at the end of the Second Quarter was $524.4 million, representing an increase of 16.4% from the Prior Year Quarter inventory balance of $450.7 million.

In fiscal year 2010, our Board of Directors approved two common stock repurchase programs pursuant to which up to $30 million and $750 million, respectively, could be used to repurchase outstanding shares of our common stock. Both of these repurchase programs are to be conducted pursuant to Rule 10b-18 of the Securities Exchange Act of 1934. The $750 million repurchase program has a termination date of December 2013 and the $30 million repurchase program has no termination date. On May 25, 2012, we entered into a new $100 million 10b5-1 plan under the $750 million repurchase program with a termination date of August 8, 2012.

During fiscal year 2011, we repurchased 3.1 million shares of common stock under the $750 million repurchase program at a cost of $270.9 million. We did not make any repurchases under the $30 million plan during fiscal year 2011. During the Year To Date Period, we repurchased approximately 1.3 million shares of common stock under the $750 million repurchase program at a cost of $118.2 million, of which 0.7 million shares were repurchased during the Second Quarter at a cost of $58.9 million. We did not make any repurchases under the $30 million plan during the Year To Date Period. We effectively retired 7.5 million shares of our common stock during the Year To Date Period repurchased under our repurchase programs during our 2010, 2011 and 2012 fiscal years. During the Year To Date Period, we accounted for the retirements by allocating the repurchase price, which is based upon the equity contribution associated with historical issuances, to common stock, additional paid-in capital and retained earnings. The effective retirement of common stock repurchased decreased common stock by $75,000, additional paid in capital by $48.4 million, retained earnings by $520.4 million and treasury stock by $568.9 million.

At the end of the Second Quarter, we had working capital of $726.5 million compared to working capital of $805.4 million at the end of the Prior Year Quarter. Additionally, at the end of the Second Quarter, we had approximately $7.2 million of outstanding short-term borrowings and $105.9 million in long-term debt.

On December 17, 2010, we and certain of our subsidiaries entered into a three year Credit Agreement (the “Credit Agreement”) with (i) Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, swingline lender and issuing lender, (ii) Wells Fargo Securities, LLC, as sole lead arranger and sole book manager and (iii) Bank of America, N.A., as lender. The Credit Agreement provides for revolving credit loans in the amount of $300 million (the “Revolver”), a swingline loan of $20 million, and letters of credit. Amounts outstanding under the Revolver bear interest at our option of (i) the base rate (defined as the higher of (a) the prime rate publicly announced by Wells Fargo (3.25% at the end of the Second Quarter), (b) the federal funds rate plus 1.50% and (c) the London Interbank Offer Rate (“LIBOR”) (0.25% at the end

of the Second Quarter) plus 1.50%) plus the base rate applicable margin (which varies based upon our consolidated leverage ratio (the “Ratio”) from 0.25% if the Ratio is less than 1.00 to 1.00, to 1.00% if the Ratio is greater than or equal to 2.00 to 1.00) or (ii) the LIBOR rate (defined as the quotient obtained by dividing (a) LIBOR by (b) 1.00 minus the Eurodollar reserve percentage) plus the LIBOR rate applicable margin (which varies based upon the Ratio from 1.25% if the Ratio is less than 1.00 to 1.00, to 2.00% if the Ratio is greater than or equal to 2.00 to 1.00). Amounts outstanding under the swingline loan under the Credit Agreement or upon any drawing under a letter of credit bear interest at the base rate plus the base rate applicable margin. We had $0.9 million of outstanding standby letters of credit at June 30, 2012 that reduced amounts available under the Revolver. On April 2, 2012, the Credit Agreement was amended to, among other things, (i) increase the aggregate commitment of the lenders under the Revolver from $300 million to $350 million, (ii) provide for an uncommitted $50 million incremental revolving credit commitment and (iii) extend the maturity date from December 17, 2013 to December 17, 2014. In addition, in April 2012, we borrowed $214 million under the Revolver at a rate of 1.5%. In May 2012, $38 million of the outstanding amount was repaid and $176 million was renewed at a rate of approximately 1.5%. In June 2012, $79 million of the outstanding amount was repaid leaving a balance of $97 million outstanding under the Revolver as of June 30, 2012.

In November 2009, our Japanese subsidiary, Fossil Japan, Inc. (“Fossil Japan”), entered into a 400 million Yen revolving credit facility agreement (the “Facility”). On February 22, 2012, Fossil Japan renewed 300 million Yen, approximately $3.8 million, of borrowings under the Facility at the short-term prime rate of 1.475%, with a maturity date of May 22, 2012. On April 6, 2012, Fossil Japan repaid the outstanding balance of 300 million Yen, or approximately $3.6 million. At the end of the Second Quarter, we had no outstanding borrowings under the Facility.

At the end of the Second Quarter, excluding long-term capital lease obligations of $5.2 million, we had outstanding long-term borrowings of $3.7 million related to our wholly-owned subsidiary, Fossil Group Europe, Gmbh, in the form of a term note. This note has a variable interest rate (2% at the end of the Second Quarter) and interest payments due quarterly. This note requires minimum principal payments of 100,000 Swiss Francs each year, has no stated maturity and has no penalties for early termination.

During the Second Quarter, we assumed a 500,000 Swiss Franc short-term note payable (the “STP Note”) with Eastime Limited. The STP Note has a fixed interest rate of 2% with interest due annually, and a maturity date of March 31, 2013. Swiss Franc-based borrowings, in U.S. dollars, under the STP Note were approximately $0.5 million at June 30, 2012.

Upon acquiring Skagen Designs, we assumed a 25.5 million Danish Kroner overdraft facility (the “Overdraft Facility”) with Danske Bank. The Overdraft Facility has an interest rate equal to the Danske Bank base-rate plus 3%, with interest payments due quarterly. At the time of the acquisition, Skagen Designs had $1 million outstanding under the Overdraft Facility. The entire amount outstanding was repaid during the Second Quarter, and there were no borrowings on the Overdraft Facility at June 30, 2012.

On April 6, 2011, our Korean subsidiary, Fossil (Korea) Limited (“Fossil Korea”), entered into a $20 million credit facility agreement (the “Agreement”) with Bank of America, N.A., Seoul Branch. Borrowings under the Agreement are renewed on a monthly basis. The Agreement bears interest, based on a three month CD rate which is published by the Korea Securities Dealers Association (3.54% at the end of the Second Quarter), plus 120 basis points for a one month period or plus 130 basis points for a three month period. As of June 30, 2012, Fossil Korea had an outstanding balance of $6.0 million at an interest rate of 4.74%. On July 20, 2012, approximately $6.2 million of borrowings under the Agreement were renewed at an interest rate of 4.45% with a maturity date of August 20, 2012. The Company expects this facility to be renewed under its current provisions for another year.

At June 30, 2012, we were in compliance with all debt covenants related to all of our credit facilities.

Forward-Looking Statements

The statements contained and incorporated by reference in this Quarterly Report on Form 10-Q that are not historical facts, including, but not limited to, statements regarding our expected financial position, results of operations, business and financing plans found in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk,” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. The words “may,” “believes,” “expects,” “plans,” “intends,” “estimates,” “anticipates” and similar expressions identify forward-looking statements. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: the effect of worldwide economic conditions; significant changes in consumer spending patterns or preferences; interruptions or delays in the supply of key components; acts of war or acts of terrorism; changes in foreign currency valuations in relation to the U.S. dollar; lower levels of consumer spending resulting from a general economic downturn or generally reduced shopping activity caused by public safety or consumer confidence concerns; the performance of our products within the prevailing retail environment; customer acceptance of both new designs and newly-

introduced product lines; financial difficulties encountered by customers; the effects of vigorous competition in the markets in which we operate; the integration of the organizations and operations of any acquired businesses into our existing organization and operations; the termination or non-renewal of material licenses, foreign operations and manufacturing; changes in the costs of materials, labor and advertising; government regulation; our ability to secure and protect trademarks and other intellectual property rights; and the outcome of current and possible future litigation.

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

As a multinational enterprise, we are exposed to market risk from changes in foreign currency exchange rates. Our most significant foreign currency risks relate to the European Euro, and to a lesser extent, the British Pound, the Australian Dollar, Canadian Dollar, Japanese Yen and Mexican Peso as compared to the U.S. dollar. Due to our vertical nature whereby a significant portion of goods are sourced from our owned facilities, the foreign currency risks relate primarily to the necessary current settlement by non-U.S. dollar functional currency subsidiaries of intercompany inventory transactions denominated in U.S. dollars. We employ a variety of operating practices to manage these market risks relative to foreign currency exchange rate changes and, where deemed appropriate, utilize foreign exchange forward contracts. These operating practices include, among others, our ability to convert foreign currency into U.S. dollars at spot rates and to maintain U.S. dollar pricing relative to sales of our products to certain distributors located outside the U.S. The use of foreign exchange forward contracts allows us to offset exposure to rate fluctuations because the gains or losses incurred on the derivative instruments will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. We use derivative instruments only for risk management purposes and do not use them for speculation or for trading. There were no significant changes in how we managed foreign currency transactional exposure in the Second Quarter, and management does not anticipate any significant changes in such exposures or in the strategies we employ to manage such exposure in the near future.

At the end of the Second Quarter, we had outstanding foreign exchange contracts to sell 149.0 million Euros for approximately $198.2 million, expiring through November 2013; 16.6 million British Pounds for approximately $26.2 million, expiring through December 2013; 2.3 billion Japanese Yen for approximately $28.5 million, expiring through January 2014; 10.2 million Australian Dollars for approximately $10.2 million, expiring through March 2013; 159.7 million Mexican Pesos for approximately $11.8 million, expiring through March 2013; and 20.1 million Canadian Dollars for approximately $19.9 million, expiring through December 2013. If we were to settle our Euro, British Pound, Japanese Yen, Australian Dollar, Mexican Peso and Canadian Dollar based contracts at June 30, 2012, the net result would have been a net gain of approximately $5.9 million, net of taxes. At the end of the Second Quarter, a 10% unfavorable change in the U.S. dollar strengthening against foreign currencies to which we have balance sheet transactional exposures, would have decreased net pre-tax income by $4.8 million. The translation of the balance sheets of our foreign-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. At the end of the Second Quarter, a 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would have reduced consolidated stockholders’ equity by approximately $53.1 million. In the view of management, these hypothetical losses resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position, results of operations or cash flows.

Item 4.	Controls and Procedures

Skagen Designs Acquisition

In April 2012, we completed the acquisition of Skagen Designs. Management’s assessment and conclusion on the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2012 excludes an assessment of the internal control over financial reporting of Skagen Designs. The acquired businesses represent approximately 7.2% of our consolidated total assets at June 30, 2012 and approximately 0.6% of our consolidated net income for the twenty-six week period ended June 30, 2012.

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

Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective at the reasonable assurance level as of June 30, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the Second Quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

There are no legal proceedings to which we are a party or to which our properties are subject, other than routine litigation incidental to our business, which is not material to our consolidated financial condition, results of operations or cash flows.

Item 1A. Risk Factors

There were no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, except as set forth below.

The deterioration in the global economic environment, and resulting declines in consumer confidence and spending, could have an adverse effect on our operating results.

The global economic environment has been challenging during the past several years. Declining real estate values, reduced lending by banks, solvency concerns of major financial institutions and certain foreign countries, increases in unemployment levels and significant volatility in the global financial markets have negatively impacted the level of consumer spending for discretionary items. This has affected our business as it is dependent on consumer demand for our products. In certain countries in which we distribute our products, we experienced a significant slowdown in customer traffic and a highly promotional environment during late 2008 and most of 2009. Although we have experienced a slight improvement in the overall economy recently, global economic conditions, particularly in Europe, remain fragile, and the possibility remains that the domestic or global economies, or certain industry sectors of those economies that are key to our sales, may continue to be slow or could further deteriorate, which could result in a corresponding decrease in demand for our products and negatively impact our results of operations and financial condition. In particular, during the fiscal year ended December 31, 2011 and the six months ended June 30, 2012, we derived approximately 27.1% and 24.5%, respectively, of our net sales from our European wholesale segment. Any adverse change in the European economy could materially impact our net sales.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with our acquisition of Skagen Designs, on April 2, 2012, we issued 150,000 shares of our common stock to the sellers in partial consideration of their ownership of Skagen Designs. Each of the sellers represented that it was an accredited investor within the meaning of Regulation D promulgated under the Securities Act of 1933 (the “Securities Act”), and the sale and issuance of the shares of our common stock to such sellers was exempt from registration under Rule 506 of Regulation D under the Securities Act.

The following table shows our common stock repurchases based on settlement date for the fiscal quarter ended June 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (1)
April 1, 2012—April 28, 2012	123,030	$132.42	123,030	$254,338,067
April 29, 2012—May 26, 2012	46,200	$133.79	46,200	$248,157,060
May 27, 2012—June 30, 2012	498,029	$73.14	498,029	$211,731,227

Total	667,259		667,259

(1)	On August 10, 2010, we announced a common stock repurchase program pursuant to which up to $30 million could be used to repurchase outstanding shares of our common stock. On August 30, 2010, we announced a common stock repurchase program pursuant to which up to $750 million could be used to repurchase outstanding shares of our common stock. The $750 million repurchase program has a termination date in December 2013 and the $30 million repurchase program has no termination date. All repurchases during the Second Quarter were made pursuant to the $750 million plan.

Item 6. Exhibits

(a)	Exhibits

Exhibit Number	Document Description
3.1	Third Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 25, 2010).

3.2	Third Amended and Restated Bylaws of Fossil, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on May 25, 2010).

10.1	Consent and First Amendment to Credit Agreement, dated as of April 2, 2012, by and among Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Partners, L.P., Arrow Merchandising, Inc., Fossil Stores I, Inc., Fossil Holdings, LLC, Fossil International Holdings, Inc., Skagen Designs, Ltd., the lenders who are party to the Credit Agreement (as therein defined) and Wells Fargo Bank, National Association, as the administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2012).

10.2	Joinder Agreement, dated as of April 2, 2012, executed by Skagen Designs, Ltd., pursuant to that certain Credit Agreement dated as of December 17, 2010, by and among Fossil, Inc., certain of its subsidiaries, the lenders time to time party thereto, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2012).

31.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101(2)	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

(1)	Filed herewith.
(2)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOSSIL, INC.

August 9, 2012	/S/ MIKE L. KOVAR
Mike L. Kovar
Executive Vice President, Chief Financial Officer and Treasurer
(Principal financial and accounting officer duly authorized to sign on behalf of Registrant)

EXHIBIT INDEX

Exhibit Number	Document Description

3.1	Third Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 25, 2010).

3.2	Third Amended and Restated Bylaws of Fossil, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on May 25, 2010).

10.1	Consent and First Amendment to Credit Agreement, dated as of April 2, 2012, by and among Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Partners, L.P., Arrow Merchandising, Inc., Fossil Stores I, Inc., Fossil Holdings, LLC, Fossil International Holdings, Inc., Skagen Designs, Ltd., the lenders who are party to the Credit Agreement (as therein defined) and Wells Fargo Bank, National Association, as the administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2012).

10.2	Joinder Agreement, dated as of April 2, 2012, executed by Skagen Designs, Ltd., pursuant to that certain Credit Agreement dated as of December 17, 2010, by and among Fossil, Inc., certain of its subsidiaries, the lenders time to time party thereto, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2012).

31.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101(2)	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

(1)	Filed herewith.
(2)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.