Form 10-Q
period 2012-09-29
FOSSIL INC
filed 2012-11-08
CIK 883569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 29, 2012

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

The number of shares of the registrant’s common stock outstanding as of November 2, 2012: 60,021,257.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

FOSSIL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

IN THOUSANDS

	September 29, 2012	December 31, 2011

Assets
Current assets:
Cash and cash equivalents	$142,837	$287,498
Securities available for sale	181	155
Accounts receivable - net of allowances of $69,747 and $79,820, respectively	290,738	302,467
Inventories	589,045	488,983
Deferred income tax assets-net	47,510	45,803
Prepaid expenses and other current assets	104,964	110,496
Total current assets	1,175,275	1,235,402

Investments	8,068	7,520
Property, plant and equipment - net of accumulated depreciation of $250,180 and $217,245, respectively	318,172	282,050
Goodwill	182,681	44,054
Intangible and other assets-net	166,879	73,896
Total long-term assets	675,800	407,520
Total assets	$1,851,075	$1,642,922

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$144,591	$157,883
Short-term debt	5,953	9,009
Accrued expenses:
Compensation	44,681	58,745
Royalties	30,985	48,807
Co-op advertising	13,388	21,287
Transaction taxes	19,407	23,086
Other	68,890	56,122
Income taxes payable	57,945	16,339
Total current liabilities	385,840	391,278

Long-term income taxes payable	6,933	17,194
Deferred income tax liabilities	89,099	86,328
Long-term debt	178,892	6,236
Other long-term liabilities	27,236	25,040
Total long-term liabilities	302,160	134,798
Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock, 60,331 and 68,370 shares issued at September 29, 2012 and December 31, 2011, respectively	603	684
Treasury stock, at cost, 6,215 shares at December 31, 2011	0	(450,700)
Additional paid-in capital	139,907	149,243
Retained earnings	979,136	1,384,522
Accumulated other comprehensive income	27,769	22,180
Total Fossil, Inc. stockholders’ equity	1,147,415	1,105,929
Noncontrolling interest	15,660	10,917
Total stockholders’ equity	1,163,075	1,116,846
Total liabilities and stockholders’ equity	$1,851,075	$1,642,922

See notes to the condensed consolidated financial statements.

FOSSIL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED

IN THOUSANDS, EXCEPT PER SHARE DATA

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Net sales	$684,170	$642,910	$1,909,807	$1,736,546
Cost of sales	302,646	283,381	842,942	763,229
Gross profit	381,524	359,529	1,066,865	973,317

Operating expenses:
Selling and distribution	193,276	172,208	570,979	495,198
General and administrative	75,161	68,512	211,841	180,492
Total operating expenses	268,437	240,720	782,820	675,690

Operating income	113,087	118,809	284,045	297,627
Interest expense	1,437	447	3,680	1,321
Other income (expense)-net	2,211	(6,551)	6,185	(13,549)

Income before income taxes	113,861	111,811	286,550	282,757
Provision for income taxes	33,984	39,307	85,213	98,156

Net income	79,877	72,504	201,337	184,601
Less: Net income attributable to noncontrolling interest	3,086	2,895	9,068	7,809
Net income attributable to Fossil, Inc.	$76,791	$69,609	$192,269	$176,792

Other comprehensive income (loss), net of taxes:
Currency translation adjustment	$12,249	$(26,112)	$6,639	$3,795
Unrealized (loss) gain on securities available for sale	(4)	(309)	25	(556)
Forward contracts hedging intercompany foreign currency payments-change in fair values	(1,983)	11,985	(1,075)	5,115
Total other comprehensive income (loss)	10,262	(14,436)	5,589	8,354

Total comprehensive income	90,139	58,068	206,926	192,955
Less: Comprehensive income attributable to noncontrolling interest	3,086	2,895	9,068	7,809
Comprehensive income attributable to Fossil, Inc.	$87,053	$55,173	$197,858	$185,146

Earnings per share:
Basic	$1.27	$1.10	$3.13	$2.78
Diluted	$1.26	$1.09	$3.11	$2.75
Weighted average common shares outstanding:
Basic	60,573	63,176	61,342	63,542
Diluted	60,955	63,809	61,804	64,241

See notes to the condensed consolidated financial statements.

FOSSIL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

IN THOUSANDS

	For the 39 Weeks Ended
	September 29, 2012	October 1, 2011
Operating Activities:
Net income	$201,337	$184,601
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	47,146	37,743
Stock-based compensation	12,858	10,524
Decrease in allowance for returns - net of inventory in transit	(2,929)	(717)
Loss on disposal of assets	1,473	1,093
Impairment loss	256	0
Equity in income of joint venture	(815)	(54)
Distribution from joint venture	0	2,226
(Decrease) increase in allowance for doubtful accounts	(3,047)	1,173
Excess tax benefits from stock-based compensation	(11,223)	(9,723)
Deferred income taxes and other	4,836	14,808
Contingent consideration revaluation	(3,585)	0

Changes in operating assets and liabilities:
Accounts receivable	41,043	(10,817)
Inventories	(78,487)	(143,535)
Prepaid expenses and other current assets	(1,866)	(11,449)
Accounts payable	(28,586)	9,465
Accrued expenses	(50,141)	(12,333)
Income taxes payable	40,231	9,724

Net cash provided by operating activities	168,501	82,729

Investing Activities:
Additions to property, plant and equipment	(59,710)	(70,237)
Increase in intangible and other assets	(4,980)	(13,913)
Purchase of securities available for sale	0	(222)
Sales/maturities of securities available for sale	0	111
Proceeds from the sale of property, plant and equipment	21	21,319
Net change in restricted cash	6,903	(7,344)
Business acquisitions-net of cash acquired	(229,151)	0

Net cash used in investing activities	(286,917)	(70,286)

Financing Activities:
Acquisition of common stock	(205,631)	(204,430)
Distribution of noncontrolling interest earnings	(4,406)	(3,772)
Excess tax benefits from stock-based compensation	11,223	9,723
Borrowings on notes payable	399,198	12,881
Payments on notes payable	(235,688)	(7,055)
Common stock issued upon legal settlement	0	7,833
Proceeds from exercise of stock options	5,279	8,218

Net cash used in financing activities	(30,025)	(176,602)

Effect of exchange rate changes on cash and cash equivalents	3,780	2,520

Net decrease in cash and cash equivalents	(144,661)	(161,639)
Cash and cash equivalents:
Beginning of period	287,498	392,794

End of period	$142,837	$231,155

See notes to the condensed consolidated financial statements.

FOSSIL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1. FINANCIAL STATEMENT POLICIES

Basis of Presentation. The condensed consolidated financial statements include the accounts of Fossil, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of September 29, 2012, and the results of operations for the 13 week periods ended September 29, 2012 (“Third Quarter”) and October 1, 2011 (“Prior Year Quarter”), respectively, and the 39 week periods ended September 29, 2012 (“Year To Date Period”) and October 1, 2011 (“Prior Year YTD Period”), respectively. All adjustments are of a normal, recurring nature.

These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K filed by the Company pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the fiscal year ended December 31, 2011. Operating results for the 13 and 39 week periods ended September 29, 2012 are not necessarily indicative of the results to be achieved for the full fiscal year.

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

Foreign Currency Hedging Instruments. The Company’s foreign subsidiaries periodically enter into foreign exchange forward contracts to hedge the future payment of intercompany inventory transactions denominated in U.S. dollars. If the Company’s foreign subsidiaries were to settle their contracts designated as cash flow hedges that were denominated in Euros, British Pounds, Mexican Pesos, Australian Dollars, Canadian Dollars and Japanese Yen, the net result would have been a gain of approximately $0.5 million, net of taxes, as of September 29, 2012. Refer to Note 8—Derivatives and Risk Management for additional disclosures about the Company’s use of forward contracts. The tax benefit of changes in fair value of hedging activities for the Third Quarter and Year To Date Period was $2.8 million and $2.0 million, respectively. The tax expense of changes in fair value of hedging activities for the Prior Year Quarter and Prior Year YTD Period was $1.6 million and $1.4 million, respectively.

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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 29, 2012 (in thousands):

	Fair Value at September 29, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
Investments in publicly traded equity securities	$181	$0	$0	$181
Foreign exchange forward contracts	0	5,132	0	5,132
Deferred compensation plan assets:
Investment in publicly traded mutual funds	3,127	0	0	3,127
Total	$3,308	$5,132	$0	$8,440
Liabilities:
Contingent consideration	$0	$6,365	$0	$6,365
Foreign exchange forward contracts	0	4,340	0	4,340
Total	$0	$10,705	$0	$10,705

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

The Company has evaluated its short-term and long-term debt and believes, based on the interest rates, related terms and maturities, that the fair values of such instruments approximate their carrying amounts. As of September 29, 2012 and December 31, 2011, the carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated their fair values due to the short-term maturities of these accounts.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a nonrecurring basis as of September 29, 2012 (in thousands):

	For the 39 Weeks Ended	Fair Value Measurements Using			Total
	September 29, 2012	Level 1	Level 2	Level 3	Losses
Assets:
Specific Company-owned stores-net	$0	$0	$0	$0	$(256)

In accordance with the provisions of ASC 360, Property, Plant and Equipment, the Company recorded a write-down of $0.3 million related to the fair value of leasehold improvements and fixturing associated with certain Company-owned retail stores during the Year To Date Period. The fair values of assets related to the Company-owned retail stores were determined using Level 3 inputs. If undiscounted cash flows estimated to be generated through the operation of Company-owned retail stores are less than the carrying value of the underlying assets, impairment losses are recorded. Impairment expenses related to Company-owned retail stores are recorded in selling and distribution expense within the Direct to consumer segment.

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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS (in thousands except per share data):

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Numerator:
Net income attributable to Fossil, Inc.	$76,791	$69,609	$192,269	$176,792

Denominator:
Basic EPS computation:
Basic weighted average common shares outstanding	60,573	63,176	61,342	63,542
Basic EPS	$1.27	$1.10	$3.13	$2.78

Diluted EPS computation:
Basic weighted average common shares outstanding	60,573	63,176	61,342	63,542
Stock options, stock appreciation rights and restricted stock units	382	633	462	699
Diluted weighted average common shares outstanding	60,955	63,809	61,804	64,241
Diluted EPS	$1.26	$1.09	$3.11	$2.75

Approximately 370,000, 215,000, 40,000 and 40,000 shares issuable under stock-based awards were not included in the diluted EPS calculation at the end of the Third Quarter, Year To Date Period, Prior Year Quarter, and Prior Year YTD Period, respectively, because they were antidilutive.

Restricted Cash. As of September 29, 2012, the Company had short-term restricted cash balances of $0.2 million, primarily pledged as collateral to secure bank guarantees for the purpose of obtaining retail space.  As of December 31, 2011, the Company had restricted cash of  $5.9 million, primarily pledged as collateral to secure bank guarantees on behalf of the Company for payments related to prospective value-added tax liabilities. This restricted cash is reported in prepaid expenses and other current assets in the Company’s condensed consolidated balance sheets as a component of current assets. The Company also had long-term restricted cash balances of $0.9 million and $2.1 million as of September 29, 2012 and December 31, 2011, respectively, pledged as collateral to secure bank guarantees for the purpose of obtaining retail space. This restricted cash is reported in intangibles and other assets-net in the Company’s condensed consolidated balance sheets as a component of long-term assets.

Recently Issued Accounting Standards. In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02.  The amendments in this update permit an entity to make a qualitative assessment to determine if it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. If an entity concludes that it is more likely than not that the fair value of an indefinite-lived intangible asset, other than goodwill, exceeds its carrying amount, it is not required to perform the quantitative impairment test for that asset.  This ASU aligns the guidance of impairment testing for indefinite-lived intangible assets, other than goodwill, with that in ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”).  The guidance in ASU 2012-02 will be effective for the Company for annual and interim periods for fiscal years beginning after September 15, 2012, and is not expected to have a material impact on the Company’s condensed consolidated results of operations and financial position.

Recently Adopted Accounting Standards. In May 2011, FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). FASB intends the new guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amended guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 assets and liabilities, for which the Company will be required to disclose quantitative information about the unobservable inputs used in the fair value measurements. These changes became effective for the Company on January 1, 2012. The adoption of ASU 2011-04 did not have a material impact on the Company’s condensed consolidated results of operations and financial position.

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

In September 2011, FASB issued ASU 2011-08, which simplifies the assessment of goodwill for impairment by allowing companies the option to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a company concludes from the qualitative assessment that impairment is more likely than not, the entity is required to perform the two-step quantitative impairment test. These changes became effective for the Company on January 1, 2012. The adoption of ASU 2011-08 did not have a material impact on the Company’s condensed consolidated results of operations and financial position.

2. ACQUISITIONS AND GOODWILL

Skagen Designs, Ltd. Acquisition. On April 2, 2012, the Company acquired Skagen Designs, Ltd. and certain of its international affiliates (“Skagen Designs”). Skagen Designs was a privately held Nevada-based company that marketed and distributed contemporary Danish design accessories including watches, clocks, jewelry and sunglasses globally. The primary purpose of the acquisition was to add an attractive brand to the Company’s portfolio that the Company can grow using established distribution channels. The purchase price was $231.7 million in cash and 150,000 shares of the Company’s common stock valued at $19.9 million based on the mean between the highest and lowest sales price of the Company’s common stock on NASDAQ on April 2, 2012. In addition, the sellers may receive up to 100,000 additional shares of the Company’s common stock if the Company’s net sales of SKAGEN® branded products exceed certain thresholds over a defined period of time (the “Earnout”).

As of September 29, 2012, the Company has recorded a $0.8 million tax-related indemnification asset, which is reflected in the Company’s condensed consolidated balance sheets in intangible and other assets-net. The purchase agreement imposes a liability to the seller for all taxes that are due with respect to tax returns for periods ending on or before the acquisitions date.  The Company also recorded liabilities of $0.6 million to long-term income taxes payable and $0.2 million to accrued expenses-other in the Company’s condensed consolidated balance sheets related to the indemnification asset.  The income tax liabilities were accrued in accordance with ASC 740, Income Taxes, and the non-income tax liabilities in accordance with ASC 450, Contingencies. The Company also recorded a contingent consideration liability in accrued expenses-other in the Company’s condensed consolidated balance sheets of approximately $10.0 million as of the acquisition date related to the Earnout. As of September 29, 2012, the contingent consideration liability was remeasured to $6.4 million, which resulted in an increase in operating expenses of $0.8 million during the Third Quarter and a decrease in operating expenses of $3.6 million during the Year To Date Period. The results of Skagen Designs’ operations have been included in the Company’s condensed consolidated financial statements since April 2, 2012.

Prior to closing the Skagen Designs acquisition, the Company incurred approximately $600,000 of acquisition-related expenses for legal, accounting and valuation services during the fiscal year ended December 31, 2011 and the 13 weeks ended March 31, 2012. The Company incurred additional acquisition and integration related costs of approximately $6.8 million since April 2, 2012, which includes $1.2 million during the Third Quarter. Acquisition and integration costs are reflected in general and administrative operating expenses on the condensed consolidated statements of comprehensive income.

The Company’s condensed consolidated statement of comprehensive income for the 13 and 39 weeks ended September 29, 2012 includes $25.2 million and $50.3 million of net sales and $1.8 million and $1.4 million of operating losses, respectively, related to the results of operations of Skagen Designs since April 2, 2012. Excluding nonrecurring acquisition and integration costs, Skagen Designs operations contributed $0.8 million and $2.4 million to operating income in the Third Quarter and Year To Date periods, respectively.

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

Cash paid, net of cash acquired	$229,012
Value of common stock issued	19,899
Contingent consideration	9,950
Total transaction consideration:	$258,861
Accounts receivable - net of allowances	$16,595
Inventories	22,638
Prepaid expenses and other current assets	3,306
Property, plant & equipment and other long-term assets	4,232
Goodwill	138,050
Trade name	64,700
Customer lists	24,400
Patents	1,500
Noncompete agreement	1,900
Other long-term assets	2,972
Current liabilities	(20,484)
Long-term liabilities	(948)
Total net assets acquired	$258,861

The amounts shown above may change in the near term as management continues to assess the fair value of acquired assets and liabilities. A change in this valuation may also impact the income tax related accounts and goodwill. Additionally, the working capital adjustment included in the purchase price has not been finalized. The goodwill and trade name assets recognized from the acquisition have indefinite useful lives and will be tested annually for impairment. The amortization periods for the acquired customer lists, patents and noncompete agreements have amortization periods of 5-9 years, 3 years and 6 years, respectively.  Approximately $129.8 million of the goodwill recognized in the acquisition is expected to be deductible for tax purposes.

The following unaudited pro forma financial information presents the combined results of operations of Fossil, Inc. and Skagen Designs as if the acquisition had occurred at the beginning of each period presented below. The pro forma information is not necessarily indicative of what the financial position or results of operations actually would have been had the acquisition been completed at the beginning of each period presented below. In addition, the unaudited pro forma financial information is not indicative of, nor does it purport to project, the future financial position or operating results of Fossil, Inc. The unaudited pro forma financial information for the 13 and 39 weeks ended September 29, 2012 were adjusted to exclude acquisition and integration costs and does not give effect to any potential cost savings or other operating efficiencies that could result from the acquisition. These acquisition and integration costs were included in the pro forma information for the 39 weeks ended October 1, 2011. The following table presents the unaudited pro forma financial information (in thousands, except per share data):

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Net sales	$684,170	$674,936	$1,940,251	$1,816,680
Net income attributable to Fossil, Inc.	77,617	73,763	197,861	181,178
Earnings per share:
Basic	$1.28	$1.17	$3.23	$2.85
Diluted	$1.27	$1.16	$3.20	$2.82

Effective April 30, 2012, the Company acquired 51% percent of Swiss Technology Productions AG (“STP”) to support its Swiss-made watch production. The acquisition was completed for 255,000 Swiss francs, approximately $266,000. The Company recorded approximately $160,000 of goodwill related to the acquisition. The results of STP’s operations and related noncontrolling interest have been included in the Company’s condensed consolidated financial statements since the acquisition date.

On August 10, 2012, the Company’s joint venture company in Spain, Fossil, S.L. (“Fossil Spain”) entered into a Framework Agreement with several related and unrelated parties, including General De Relojeria, S.A., the Company’s joint venture partner, pursuant to which, among other things, Fossil Spain was granted the right to acquire the outstanding 50% of its shares owned by General De Relojeria, S.A. upon the expiration of the joint venture agreement on December 31, 2015.

The purchase price has a fixed and variable component.  The fixed price will be determined based on 50% of the net book value of Fossil Spain as of December 31, 2012 (the net book value was approximately 14.5 million Euros as of September 29, 2012).  The variable price will be determined based on Fossil Spain’s aggregated results of operations less dividends distributed by Fossil Spain to General De Relojeria for the calendar years 2013, 2014 and 2015, with a minimum variable price of 2.0 million Euros and a maximum variable price of 3.5 million Euros each respective year.

Goodwill is the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed.  The changes in the carrying amount of goodwill, which is not subject to amortization, were as follows (in thousands):

	North America wholesale	Europe wholesale	Asia Pacific wholesale	Direct to consumer	Total
Balance at December 31, 2011	$23,605	$17,891	$2,558	$0	$44,054
Acquisitions	85,174	44,331	8,704	0	138,209
Foreign currency changes	156	208	54	0	418
Balance at September 29, 2012	$108,935	$62,430	$11,316	$0	$182,681

3. INVENTORIES

Inventories consisted of the following (in thousands):

	September 29, 2012	December 31, 2011
Components and parts	$39,322	$37,482
Work-in-process	3,319	4,764
Finished goods	546,404	446,737
Inventories	$589,045	$488,983

4. WARRANTY RESERVE

The Company’s warranty liabilities are primarily related to watch products. The Company’s FOSSIL® watch products sold in the U.S. are covered by a limited warranty against defects in materials or workmanship for a period of 11 years from the date of purchase. RELIC® watch products sold in the U.S. are covered by a comparable 12 year warranty, while certain other watches sold by the Company are covered by a comparable two year limited warranty. SKAGEN branded watches are covered by a lifetime warranty against defects due to faulty material or workmanship, subject to normal conditions of use. The changes in the Company’s warranty liability for the periods indicated were as follows (in thousands):

	For the 39 Weeks Ended
	September 29, 2012	October 1, 2011
Beginning balance	$10,996	$8,534
Settlements in cash or kind	(4,591)	(3,011)
Warranties issued and adjustments (1)	6,561	5,061
Liabilities assumed in acquisition	595	0
Ending balance	$13,561	$10,584

(1)                  Changes in cost estimates related to pre-existing warranties are aggregated with accruals for newly issued warranties and foreign currency changes.

5.  INCOME TAXES

The Company’s income tax expense and related effective tax rate were as follows (in thousands, except percentage data):

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Income tax expense	$33,984	$39,307	$85,213	$98,156
Income tax rate	29.8%	35.2%	29.7%	34.7%

The lower effective tax rate in the Third Quarter and Year To Date Period was attributable to a higher portion of foreign income taxed at lower overall foreign rates, a reduction in income tax rates in several countries and management’s decision to indefinitely reinvest the undistributed earnings of certain foreign subsidiaries.

As of September 29, 2012, the Company’s total amount of unrecognized tax benefits, excluding interest and penalties, was $19.8 million, of which $15.1 million would favorably impact the effective tax rate in future periods, if recognized. On October 2, 2012, the IRS Office of Appeals and the Company executed a Closing Agreement to settle various issues under protest after the close of the Internal Revenue Service’s income tax audit for the 2005-2006 tax years.  As a result of this settlement, the Company will reduce the amount of unrecognized tax benefits by approximately $6.0 million in the fourth quarter of fiscal 2012.  The Internal Revenue Service opened an audit of the 2007-2009 tax years in January 2012.  The Company is also subject to examinations in various state and foreign jurisdictions for the 2005-2011 tax years, none of which are individually significant. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

The Company has classified uncertain tax positions as long-term income taxes payable unless such amounts are expected to be paid within twelve months of the condensed consolidated balance sheet date. As of September 29, 2012, the Company had recorded unrecognized tax benefits of $13.9 million, excluding interest and penalties, for positions that could be settled within the next twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes receivable/payable, respectively. The total amount of accrued income tax-related interest and penalties included in the condensed consolidated balance sheets at September 29, 2012 was $3.2 million and $0.3 million, respectively. For the Third Quarter, the Company accrued income tax-related interest expense of $0.2 million.

6. STOCKHOLDERS’ EQUITY AND BENEFIT PLANS

Common Stock Repurchase Programs. Purchases of the Company’s common stock are made from time to time, subject to market conditions and at prevailing market prices, through the open market. Repurchased shares of common stock are recorded at cost and become authorized but unissued shares which may be issued in the future for general corporate and other purposes. The Company may terminate or limit its stock repurchase program at any time. In the event the repurchased shares are cancelled, the Company accounts for retirements by allocating the repurchase price to common stock, additional paid-in capital and retained earnings. The repurchase price allocation is based upon the equity contribution associated with historical issuances. These repurchase programs were conducted pursuant to Rule 10b-18 of the Exchange Act. During the period from the announcement of the Company’s $750 million buyback authorization in August 2010 until the end of the Third Quarter, the Company has repurchased approximately $646.4 million of its common stock, representing approximately 8.5 million shares.

During the Year To Date Period, the Company effectively retired 8.5 million shares of common stock repurchased under its repurchase programs during fiscal years 2010, 2011 and 2012. The effective retirement of common stock repurchased decreased common stock by $85,000, additional paid-in capital by $49.3 million, retained earnings by $597.7 million and treasury stock by $647.0 million.

The following table reflects the Company’s common stock repurchase activity for the periods indicated (in millions):

			For the 13 Weeks Ended September 29, 2012		For the 39 Weeks Ended September 29, 2012
Fiscal Year Authorized	Dollar Value Authorized	Termination Date	Number of Shares Repurchased	Dollar Value Repurchased	Number of Shares Repurchased	Dollar Value Repurchased
2010	$30.0	None	0.0	$0.0	0.0	$0.0
2010	$750.0	December 2013	1.0	$78.2	2.3	$196.3

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

The following table summarizes stock options and stock appreciation rights activity during the Third Quarter:

Stock Options and Stock Appreciation Rights	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	IN THOUSANDS			IN THOUSANDS
Outstanding at June 30, 2012	1,201	$61.81	6.3	$34,152
Granted	3	67.10
Exercised	(54)	23.92		3,599
Forfeited or expired	(35)	116.63
Outstanding at September 29, 2012	1,115	61.92	6.5	37,158
Exercisable at September 29, 2012	466	34.00	4.8	23,844
Nonvested at September 29, 2012	649	81.95	7.7	13,314
Expected to vest	585	$81.95	7.7	$12,126

The aggregate intrinsic value in the table above is before income taxes and is based on (i) the exercise price for outstanding and exercisable options/rights at September 29, 2012 and (ii) the fair market value of the Company’s common stock on the exercise date for options/rights that were exercised during the Third Quarter.

Stock Options and Stock Appreciation Rights Outstanding and Exercisable. The following table summarizes information with respect to stock options and stock appreciation rights outstanding and exercisable at September 29, 2012:

Stock Options and Stock Appreciation Rights Outstanding				Stock Options and Stock Appreciation Rights Exercisable
			Weighted-
		Weighted-	Average		Weighted-
		Average	Remaining		Average
	Number of	Exercise	Contractual	Number of	Exercise
Range of Exercise Prices	Shares	Price	Term (Years)	Shares	Price
	IN THOUSANDS			IN THOUSANDS
$11.66 - $13.15	11	$11.71	0.4	11	$11.71
$13.15 - $26.29	295	18.39	4.2	207	20.36
$26.29 - $39.44	292	34.62	5.6	162	33.78
$39.44 - $52.58	32	43.12	5.2	32	43.12
$65.73 - $78.88	7	68.59	8.9	1	69.53
$78.88 - $92.02	202	81.23	8.0	46	81.23
$92.02 - $105.17	6	93.29	8.5	2	93.29
$118.31 - $131.46	270	128.02	9.0	5	128.29
Total	1,115	$61.92	6.5	466	$34.00

Restricted Stock and Restricted Stock Units. The following table summarizes restricted stock and restricted stock unit activity during the Third Quarter:

		Weighted-Average
Restricted Stock and Restricted Stock Units	Number of Shares	Grant-Date Fair Value
	IN THOUSANDS
Nonvested at June 30, 2012	275	$68.19
Granted	4	67.10
Vested	(5)	70.91
Forfeited	(1)	49.91
Nonvested at September 29, 2012	273	68.24
Expected to vest	246	$68.24

The total fair value of restricted stock and restricted stock units vested during the Third Quarter was approximately $0.4 million.

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

Summary information by operating segment was as follows (in thousands):

	For the 13 Weeks Ended September 29, 2012		For the 13 Weeks Ended October 1, 2011
	Net Sales	Operating Income	Net Sales	Operating Income

North America wholesale:
External customers	$253,997	$55,328	$240,642	$58,116
Intersegment	44,891		40,163
Europe wholesale:
External customers	163,453	39,267	178,254	53,121
Intersegment	43,913		46,326
Asia Pacific wholesale:
External customers	97,636	36,258	78,602	28,957
Intersegment	254,841		213,738
Direct to consumer	169,084	22,865	145,412	18,579
Intersegment items	(343,645)		(300,227)
Corporate		(40,631)		(39,964)
Consolidated	$684,170	$113,087	$642,910	$118,809

	For the 39 Weeks Ended September 29, 2012		For the 39 Weeks Ended October 1, 2011
	Net Sales	Operating Income	Net Sales	Operating Income

North America wholesale:
External customers	$728,808	$154,695	$660,442	$164,620
Intersegment	133,770		103,954
Europe wholesale:
External customers	464,114	101,899	471,874	120,636
Intersegment	113,126		111,056
Asia Pacific wholesale:
External customers	258,689	95,062	210,674	74,506
Intersegment	582,559		497,795
Direct to consumer	458,196	46,957	393,556	41,486
Intersegment items	(829,455)		(712,805)
Corporate		(114,568)		(103,621)
Consolidated	$1,909,807	$284,045	$1,736,546	$297,627

The following tables reflect net sales for each class of similar products in the periods presented (in thousands, except percentage data):

	For the 13 Weeks Ended September 29, 2012		For the 13 Weeks Ended October 1, 2011
	Net Sales	Percentage of Total	Net Sales	Percentage of Total

Watches	$516,994	75.6%	$464,438	72.2%
Leathers	106,976	15.6	108,628	16.9
Jewelry	39,973	5.8	46,943	7.3
Other	20,227	3.0	22,901	3.6
Total	$684,170	100.0%	$642,910	100.0%

	For the 39 Weeks Ended September 29, 2012		For the 39 Weeks Ended October 1, 2011
	Net Sales	Percentage of Total	Net Sales	Percentage of Total

Watches	$1,412,181	74.0%	$1,236,774	71.2%
Leathers	307,931	16.1	290,867	16.8
Jewelry	116,903	6.1	127,592	7.3
Other	72,792	3.8	81,313	4.7
Total	$1,909,807	100.0%	$1,736,546	100.0%

The following table reflects total assets for each reporting segment on the dates presented (in thousands):

	Total Assets
	September 29, 2012	December 31, 2011
North America wholesale	$675,729	$524,615
Europe wholesale	395,301	436,775
Asia Pacific wholesale	343,790	258,343
Direct to consumer	262,698	246,911
Corporate	173,557	176,278
Consolidated	$1,851,075	$1,642,922

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

The accounting for gains and losses that result from changes in the fair values of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments. Changes in the fair value of derivatives not designated as hedging instruments are recognized in earnings when they occur. For a derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative instruments is reported as a component of other comprehensive (loss) income, net of taxes and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, the Company’s hedges resulted in no ineffectiveness in the condensed consolidated statements of comprehensive income, and there were no components excluded from the assessment of hedge effectiveness for the Third Quarter, Prior Year Quarter, Year To Date Period or Prior Year YTD Period.

All derivative instruments are recognized as either assets or liabilities at fair value in the condensed consolidated balance sheets. Forward contracts designated as cash flow hedges are recorded at fair value at each balance sheet date and the change in fair value is recorded to accumulated other comprehensive income (loss) within the equity section of the balance sheet until such forward contract’s gains (losses) become realized or the cash flow hedge relationship is terminated. If the cash flow hedge relationship is terminated, the derivative’s gains or losses that are deferred in accumulated other comprehensive income (loss) will be recognized in earnings when the hedged cash flows occur. However, for cash flow hedges that are terminated because the forecasted transaction is not expected to occur in the original specified time period, the derivative’s gains or losses are immediately recognized in earnings. There were no gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges in the Third Quarter or Prior Year Quarter. Hedge accounting is discontinued if it is determined that the derivative is not highly effective. The Company records all cash flow hedge assets and liabilities on a gross basis as they do not meet the balance sheet netting criteria because the Company does not have master netting agreements established with the derivative counterparties that would allow for net settlement.

As of September 29, 2012, the Company had the following outstanding forward contracts that were entered into to hedge the future payments of intercompany inventory transactions (in thousands):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Euro	156,025	U.S. Dollar	203,933
British Pound	17,510	U.S. Dollar	27,658
Japanese Yen	2,056,700	U.S. Dollar	25,923
Mexican Peso	133,680	U.S. Dollar	9,850
Australian Dollar	10,680	U.S. Dollar	10,847
Canadian Dollar	22,310	U.S. Dollar	22,107

As of September 29, 2012, the Company had the following outstanding forward contracts not designated as hedging instruments (in thousands):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Euro	30,000	U.S. Dollar	39,338

The effective portion of gains and losses on derivative instruments that was recognized in other comprehensive income (loss), net of taxes during the Third Quarter, Prior Year Quarter, Year To Date Period and the Prior Year YTD Period is set forth below (in thousands):

Derivatives Designated as Cash Flow Hedges Under ASC 815	For the 13 Weeks Ended September 29, 2012	For the 13 Weeks Ended October 1, 2011
Foreign exchange forward contracts	$(121)	$8,444
Total (loss) gain recognized in other comprehensive income (loss), net of taxes	$(121)	$8,444

Derivatives Designated as Cash Flow Hedges Under ASC 815	For the 39 Weeks Ended September 29, 2012	For the 39 Weeks Ended October 1, 2011
Foreign exchange forward contracts	$3,090	$(4,685)
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$3,090	$(4,685)

The following table illustrates the effective portion of gains and losses on derivative instruments recorded in other comprehensive income (loss), net of taxes during the term of the hedging relationship and reclassified into earnings during the Third Quarter, Prior Year Quarter, Year To Date Period, and Prior Year YTD Period (in thousands):

Foreign Exchange Forward Contracts Under ASC 815	Condensed Consolidated Statements of Comprehensive Income Location		For the 13 Weeks Ended September 29, 2012	For the 13 Weeks Ended October 1, 2011
Cash flow hedging instruments	Other income (expense) - net	Total gain/(loss) reclassified from other comprehensive income (loss), net of taxes into income, net of taxes	$1,862	$(3,541)

Foreign Exchange Forward Contracts Under ASC 815	Condensed Consolidated Statements of Comprehensive Income Location		For the 39 Weeks Ended September 29, 2012	For the 39 Weeks Ended October 1, 2011
Cash flow hedging instruments	Other income (expense) - net	Total gain/(loss) reclassified from other comprehensive income (loss), net of taxes into income, net of taxes	$4,165	$(9,800)

The following table discloses the fair value amounts for the Company’s derivative instruments as separate asset and liability values, presents the fair value of derivative instruments on a gross basis, and identifies the line items in the condensed consolidated balance sheets in which the fair value amounts for these categories of derivative instruments are included (in thousands):

	Asset Derivatives				Liability Derivatives
	September 29, 2012		December 31, 2011		September 29, 2012		December 31, 2011
Foreign Exchange	Condensed		Consolidated		Condensed		Consolidated
Contracts Under	Consolidated Balance	Fair	Balance Sheet	Fair	Consolidated Balance	Fair	Balance Sheet	Fair
ASC 815	Sheet Location	Value	Location	Value	Sheet Location	Value	Location	Value
Cash flow hedging instruments	Prepaid expenses and other current assets	$4,924	Prepaid expenses and other current assets	$9,719	Accrued expenses- other	$3,571	Accrued expenses- other	$3,204
Cash flow hedging instruments	Intangible and other assets- net	208	Intangible and other assets- net	895	Other long-term liabilities	769	Other long-term liabilities	382
Total		$5,132		$10,614		$4,340		$3,586

At the end of the Third Quarter, the Company had foreign exchange forward contracts with maturities extending through March 2014. The estimated net amount of the existing gains or losses at September 29, 2012 that is expected to be reclassified into earnings within the next twelve months is a gain of $0.8 million. See Note 1—Financial Statement Policies for additional disclosures on foreign currency hedging instruments.

9. CONTROLLING AND NONCONTROLLING INTEREST

The following tables summarize the changes in equity attributable to controlling and noncontrolling interest (in thousands):

	Fossil, Inc.		Total
	Stockholders’	Noncontrolling	Stockholders’
	Equity	Interest	Equity
Balance at December 31, 2011	$1,105,929	$10,917	$1,116,846
Net income	192,269	9,068	201,337
Currency translation adjustments	6,639	0	6,639
Unrealized gain on securities available for sale	25	0	25
Forward contracts hedging intercompany foreign currency payments - change in fair values	(1,075)	0	(1,075)
Common stock issued upon exercise of stock options and stock appreciation rights	5,279	0	5,279
Tax benefit derived from stock-based compensation	11,223	0	11,223
Distribution of noncontrolling interest earnings	0	(4,406)	(4,406)
Business acquisitions	19,899	81	19,980
Acquisition of common stock	(205,631)	0	(205,631)
Stock-based compensation expense	12,858	0	12,858
Balance at September 29, 2012	$1,147,415	$15,660	$1,163,075

	Fossil, Inc.		Total
	Stockholders’	Noncontrolling	Stockholders’
	Equity	Interest	Equity
Balance at January 1, 2011	$1,044,118	$7,590	$1,051,708
Net income	176,792	7,809	184,601
Currency translation adjustments	3,795	0	3,795
Unrealized loss on securities available for sale	(556)	0	(556)
Forward contracts hedging intercompany foreign currency payments - change in fair values	5,115	0	5,115
Common stock issued upon exercise of stock options and stock appreciation rights	8,218	0	8,218
Tax benefit derived from stock-based compensation	9,723	0	9,723
Distribution of noncontrolling interest earnings	0	(3,772)	(3,772)
Common stock forfeitures put to treasury	(5,601)	0	(5,601)
Common stock issued upon legal settlement	7,833	0	7,833
Acquisition of common stock	(204,430)	0	(204,430)
Stock-based compensation expense	10,524	0	10,524
Balance at October 1, 2011	$1,055,531	$11,627	$1,067,158

10. INTANGIBLE AND OTHER ASSETS

The following table summarizes intangible and other assets (in thousands):

		September 29, 2012		December 31, 2011
	Useful	Carrying	Accumulated	Carrying	Accumulated
	Lives	Amount	Amortization	Amount	Amortization
Intangibles-subject to amortization:
Trademarks	10 yrs.	$4,128	$2,341	$4,121	$2,109
Customer lists	5-9 yrs.	32,237	9,187	7,636	7,274
Patents	3-20 yrs.	2,273	678	773	394
Noncompete agreement	6 yrs.	1,900	158
Other	7-20 yrs.	196	191	193	190
Total intangibles-subject to amortization		40,734	12,555	12,723	9,967
Intangibles-not subject to amortization:
Trade names		83,636		18,936
Other assets:
Key money deposits		34,793	13,017	31,804	10,291
Other deposits		16,452		13,685
Deferred compensation plan assets		3,127		2,897
Deferred tax asset-net		4,881		4,875
Restricted cash		896		2,114
Other		13,083	5,151	10,868	3,748
Total other assets		73,232	18,168	66,243	14,039
Total intangible and other assets		$197,602	$30,723	$97,902	$24,006
Total intangible and other assets-net			$166,879		$73,896

Key money is the amount of funds paid to a landlord or tenant to acquire the rights of tenancy under a commercial property lease for a certain property.  Key money represents the “right to lease” with an automatic right of renewal.  This right can be subsequently sold by the Company or can be recovered should the landlord refuse to allow the automatic right of renewal to be exercised.  Key money is amortized over the initial lease term, which ranges from approximately four to 18 years.

Amortization expense for intangible assets was approximately $0.9 million, $0.2 million, $2.4 million and $0.8 million for the Third Quarter, Prior Year Quarter, Year To Date Period, and Prior Year YTD Period, respectively.  Estimated aggregate future amortization expense by fiscal year for intangible assets is as follows (in thousands):

Amortization Expense
2012 (remaining)	$1,117
2013	4,123
2014	4,051
2015	3,659
2016	3,520
2017	3,262

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

Amounts outstanding under the Revolver bear interest at the Company’s option of (i) the base rate (defined as the higher of (a) the prime rate publicly announced by Wells Fargo (3.25% at the end of the Third Quarter), (b) the federal funds rate plus 1.50% and (c) the London Interbank Offer Rate (“LIBOR”) (0.22% at the end of the Third Quarter) plus 1.50%) plus the base rate applicable margin (which varies based upon the Company’s consolidated leverage ratio (the “Ratio”) from 0.25% if the Ratio is less than 1.00 to 1.00, to 1.00% if the Ratio is greater than or equal to 2.00 to 1.00) or (ii) the LIBOR rate (defined as the quotient obtained by dividing (a) LIBOR by (b) 1.00 minus the Eurodollar reserve percentage) plus the LIBOR rate applicable margin (which varies based upon the Ratio from 1.25% if the Ratio is less than 1.00 to 1.00, to 2.00% if the Ratio is greater than or equal to 2.00 to 1.00). Amounts outstanding under the swingline loan under the Credit Agreement or upon any drawing under a letter of credit bear interest at the base rate plus the base rate applicable margin. Interest based upon the base rate is payable quarterly in arrears. Interest based upon the LIBOR rate is payable either monthly or quarterly in arrears, depending on the interest period selected by the Company. The Revolver also includes a commitment fee ranging from 0.20% to 0.35% for any amounts not drawn under the Revolver.

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

Wells Fargo can accelerate the repayment obligation upon the occurrence of an event of default, including the failure to pay principal or interest, a material inaccuracy of a representation or warranty, violation of covenants, cross-default, change in control, bankruptcy events, failure of a loan document provision, certain ERISA events and material judgments. As of September 29, 2012, $169.0 million was outstanding under the Revolver. Amounts available under the Revolver are reduced by any amounts outstanding under stand-by letters of credit. At September 29, 2012, the Company had available borrowings of approximately $180.1 million under the Revolver. The Company incurred approximately $780,000 of interest expense related to the Revolver during the Third Quarter and $1.4 million during the Year To Date Period.

Financial covenants in the Credit Agreement require the Company to maintain (i) a consolidated leverage ratio no greater than 2.50 to 1.00, (ii) consolidated tangible net worth of no less than the sum of (a) $600 million plus (b) 25% of positive consolidated net income, (iii) consolidated net income that is not negative for any two consecutive fiscal quarters, and (iv) maximum capital expenditures not in excess of $200 million during fiscal year 2012, and $150 million during each fiscal year thereafter, subject to certain adjustments. The Credit Agreement contains representations, warranties, covenants, events of default and indemnities that are customary for agreements of this type. The Company was in compliance with all covenants in the Credit Agreement as of September 29, 2012 and during the Third Quarter.

In April 2011, the Company’s Korean subsidiary, Fossil (Korea) Limited (“Fossil Korea”), entered into a $20 million revolving credit facility agreement (the “Agreement”) with Bank of America, N.A. Seoul Branch. On April 13, 2012, the Agreement was renewed under the same terms for a one year time period. The Agreement bears interest based on a three month CD rate which is published by the Korea Securities Dealers Association (3.13% at the end of the Third Quarter), plus 120 basis points for a one month period or plus 130 basis points for a three month period. Borrowings under the Agreement were approximately $4.5 million at an interest rate of 4.33% at September 29, 2012.  At September 29, 2012, the Company had available borrowings of approximately $15.5 million under the Agreement.  The Company incurred approximately $58,000 and $231,000 of interest expense related to borrowings under the Agreement during the Third Quarter and Year To Date Period, respectively.

13. SUBSEQUENT EVENT

In October 2012, the Company entered into an agreement and acquired the outstanding minority interest shares in Fossil Mexico, S.A. de C.V. (“Fossil Mexico”) and Servicios Fossil Mexico, S.A. de C.V. (“Fossil Servicios”), representing the entire noncontrolling interest in these subsidiaries, for approximately $14.1 million in cash. The transaction was accounted for as an equity transaction, and the Company’s ownership interest in both Fossil Mexico and Fossil Servicios increased to 100%.  As of September 29, 2012, $6.7 million was included in noncontrolling interest related to Fossil Mexico and Fossil Servicios.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition and results of operations of Fossil, Inc. and its wholly and majority-owned subsidiaries for the thirteen and thirty-nine week periods ended September 29, 2012 (the “Third Quarter” and “Year To Date Period,” respectively) as compared to the thirteen and thirty-nine week periods ended October 1, 2011 (the “Prior Year Quarter” and “Prior Year YTD Period,” respectively). This discussion should be read in conjunction with the condensed consolidated financial statements and the related notes thereto.

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

Domestically, we sell our products through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, Company-owned retail and factory outlet stores, mass market stores, and through our FOSSIL® catalogs and website. Our wholesale customer base includes, among others, Neiman Marcus, Nordstrom, Saks Fifth Avenue, Macy’s, Dillard’s, JCPenney, Kohl’s, Sears, Wal-Mart and Target. In the United States, our network of Company-owned stores included 123 retail stores located in premier retail sites and 85 outlet stores located in major outlet malls as of September 29, 2012. In addition, we offer an extensive collection of our FOSSIL brand products through our catalogs and on our website, www.fossil.com, as well as proprietary and licensed watch and jewelry brands through other managed and affiliate websites.

Internationally, our products are sold to department stores, specialty retail stores and specialty watch and jewelry stores in approximately 120 countries worldwide through 23 Company-owned foreign sales subsidiaries and through a network of over 60 independent distributors. Our products are distributed in Africa, Asia, Australia, Europe, Central and South America, Canada, the Caribbean, Mexico and the Middle East. Our products are offered on airlines and cruise ships and in international Company-owned retail stores, which included 183 retail stores and 53 outlet stores in select international markets as of September 29, 2012. Our products are also sold through licensed and franchised FOSSIL retail stores, retail concessions operated by us and kiosks in certain international markets. In addition, we offer an extensive collection of our FOSSIL brand products on our websites in certain countries.

Our business is subject to economic cycles and retail industry conditions. Purchases of discretionary fashion accessories, such as our watches, handbags, sunglasses and other products, tend to decline during recessionary periods when disposable income is low and consumers are hesitant to use available credit. If economic conditions worsen or if the global or regional economies slip back into a recession, our revenues and earnings for fiscal 2012 or beyond could be negatively impacted.

Our business is also subject to the risks inherent in global sourcing of supply. Certain key components in our products come from limited sources of supply, which exposes us to potential supply shortages that could disrupt the manufacture and sale of our products. Any interruption or delay in the supply of key components could significantly harm our ability to meet scheduled product deliveries to our customers and cause us to lose sales. Interruptions or delays in supply may be caused by a number of factors that are outside of our and our contractor manufacturers’ control, such as natural disasters like the earthquake and tsunami in Japan in early fiscal 2011.

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

The majority of our products are sold at price points ranging from $85 to $600. Although the current economic environment continues to weigh on consumer discretionary spending levels, we believe that the price/value relationship and the differentiation and innovation of our products, in comparison to those of our competitors, will allow us to maintain or grow our market share in those markets in which we compete. Historically, during recessionary periods, the strength of our consolidated balance sheet, our strong operating cash flow and the relative size of our business with our wholesale customers, in comparison to that of our competitors, have allowed us to weather recessionary periods for longer periods of time and generally resulted in market share gains to us.

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

Recently Issued Accounting Standards

 In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02.  The amendments in this update permit an entity to make a qualitative assessment to determine if it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. If an entity concludes that it is more likely than not that the fair value of an indefinite-lived intangible asset, other than goodwill, exceeds its carrying amount, it is not required to perform the quantitative impairment test for that asset.  This ASU aligns the guidance of impairment testing for indefinite-lived intangible assets, other than goodwill, with that in ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”).  The guidance in ASU 2012-02 will be effective for us for annual and interim periods for fiscal years beginning after September 15, 2012, and is not expected to have a material impact on our condensed consolidated results of operations and financial position.

Recently Adopted Accounting Standards

In May 2011, FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). FASB intends the new guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amended guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 assets and liabilities, for which we will be required to disclose quantitative information about the unobservable inputs used in the fair value measurements. These changes became effective for us on January 1, 2012. The adoption of ASU 2011-04 did not have a material impact on our condensed consolidated results of operations and financial position.

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

In September 2011, FASB issued ASU 2011-08, which simplifies the assessment of goodwill for impairment by allowing companies the option to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a company concludes from the qualitative assessment that impairment is more likely than not, the entity is required to perform the two-step quantitative impairment test. These changes became effective for us on January 1, 2012. The adoption of ASU 2011-08 did not have a material impact on our condensed consolidated results of operations and financial position.

Results of Operations

The following tables set forth, for the periods indicated, (i) the percentages of our net sales represented by certain line items from our condensed consolidated statements of comprehensive income and (ii) the percentage changes in these line items between the periods indicated.

	Percentage of Net Sales		Percentage
	For the 13 Weeks Ended		Change from
	September 29, 2012	October 1, 2011	2011

Net sales	100.0%	100.0%	6.4%
Cost of sales	44.2	44.1	6.8
Gross profit	55.8	55.9	6.1
Operating expenses:
Selling and distribution	28.3	26.8	12.2
General and administrative	11.0	10.6	9.7
Operating income	16.5	18.5	(4.8)
Interest expense	0.2	(0.0)	*
Other income (expense)-net	0.3	(1.1)	*
Income before income taxes	16.6	17.4	1.8
Provision for income taxes	4.9	6.1	(13.5)
Net income	11.7	11.3	10.2
Net income attributable to noncontrolling interest	0.5	0.5	6.6
Net income attributable to Fossil, Inc.	11.2%	10.8%	10.3%

*                          Not meaningful

	Percentage of Net Sales		Percentage
	For the 39 Weeks Ended		Change from
	September 29, 2012	October 1, 2011	2011

Net sales	100.0%	100.0%	10.0%
Cost of sales	44.1	44.0	10.4
Gross profit	55.9	56.0	9.6
Operating expenses:
Selling and distribution	29.9	28.5	15.3
General and administrative	11.1	10.4	17.4
Operating income	14.9	17.1	(4.6)
Interest expense	0.2	(0.0)	*
Other income (expense)-net	0.3	(0.8)	*
Income before income taxes	15.0	16.3	1.3
Provision for income taxes	4.5	5.7	(13.2)
Net income	10.5	10.6	9.1
Net income attributable to noncontrolling interest	0.4	0.4	16.1
Net income attributable to Fossil, Inc.	10.1%	10.2%	8.8%

*                          Not meaningful

Net Sales. The following tables set forth consolidated net sales by segment and the percentage relationship of each segment to consolidated net sales for the periods indicated (in millions, except percentage data):

	Amounts		Percentage of Total
	For the 13 Weeks Ended		For the 13 Weeks Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Wholesale:
North America	$254.0	$240.6	37.1%	37.4%
Europe	163.5	178.3	23.9	27.8
Asia Pacific	97.6	78.6	14.3	12.2
Total wholesale	515.1	497.5	75.3	77.4
Direct to consumer	169.1	145.4	24.7	22.6
Consolidated	$684.2	$642.9	100.0%	100.0%

	Amounts		Percentage of Total
	For the 39 Weeks Ended		For the 39 Weeks Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Wholesale:
North America	$728.8	$660.4	38.2%	38.0%
Europe	464.1	471.9	24.3	27.2
Asia Pacific	258.7	210.7	13.5	12.1
Total wholesale	1,451.6	1,343.0	76.0	77.3
Direct to consumer	458.2	393.5	24.0	22.7
Consolidated	$1,909.8	$1,736.5	100.0%	100.0%

The following tables illustrate by factor the total year-over-year percentage change in net sales by segment and on a consolidated basis:

Analysis of Percentage Change in Net Sales during the Third Quarter Versus Prior Year Quarter

Attributable to Changes in the Following Factors

	Exchange Rates	Acquisitions	Organic Change	Total Change
North America wholesale	(0.3)%	4.9%	1.0%	5.6%
Europe wholesale	(8.7)	5.4	(5.0)	(8.3)
Asia Pacific wholesale	(2.4)	2.0	24.6	24.2
Direct to consumer	(2.7)	1.6	17.4	16.3
Consolidated	(3.5)%	4.0%	5.9%	6.4%

Analysis of Percentage Change in Net Sales during the Year To Date Period Versus Prior Year YTD Period

Attributable to Changes in the Following Factors

	Exchange Rates	Acquisitions	Organic Change	Total Change
North America wholesale	(0.5)%	3.4%	7.5%	10.4%
Europe wholesale	(7.6)	4.0	1.9	(1.7)
Asia Pacific wholesale	(1.7)	2.2	22.3	22.8
Direct to consumer	(2.1)	1.1	17.4	16.4
Consolidated	(2.9)%	2.9%	10.0%	10.0%

The following net sales discussion excludes the impact on sales growth attributable to foreign currency exchange rate changes as noted in the above tables.

Consolidated Net Sales.    Net sales rose 9.9% as a result of sales growth across each of our wholesale and direct to consumer businesses in comparison to the Prior Year Quarter.  Our acquisition of Skagen Designs, Ltd. and certain of its international affiliates (“Skagen Designs”) on April 2, 2012 contributed $25.2 million towards overall sales during the Third Quarter. On an organic basis, excluding sales related to SKAGEN®  branded products, worldwide net sales increased 5.9% for the Third Quarter.  Global watch sales were the key driver, increasing 9.5%, or $44.1 million.  Third Quarter leathers product sales remained relatively unchanged from the Prior Year Quarter, increasing 0.9%, or $1.0 million.  These sales gains were partially offset by sales decreases in jewelry of 9.8%, or $4.6 million, and eyewear of 43.1%, or $3.3 million.  Jewelry and eyewear sales have declined throughout the year as a result of repositioning and market changes impacting FOSSIL® branded products in these categories.  For the Year To Date Period, consolidated net sales increased by 12.9%, or $224.3 million, representing sales growth in each of our global wholesale and direct to consumer businesses.

North America Wholesale Net Sales. Net sales from the North America wholesale segment increased 5.9%, or $14.2 million, during the Third Quarter in comparison to the Prior Year Quarter.  The increase in North American sales was primarily attributable to a 9.9%, or $17.5 million, increase in watch sales, including $11.7 million of sales related to SKAGEN branded products, and a 14.6%, or $1.3 million, increase in our jewelry business.  While global jewelry sales decreased, North American jewelry sales continued to benefit from the roll-out of the MICHAEL KORS® jewelry line. Total wholesale shipments in the U.S. were relatively unchanged in comparison to the Prior Year Quarter.  Shipments from our Canadian and Mexican subsidiaries and shipments to third party distributors in this segment, primarily serving the South American market, increased 11.6% on a combined basis during the Third Quarter as compared to the Prior Year Quarter.  These sales volume increases in watches and jewelry were partially offset by decreases in our leather and eyewear categories of 3.3%, or $1.6 million, and 81.7%, or $1.2 million, respectively.  The decrease in our leathers business was primarily attributable to decreased sell-through rates in our FOSSIL women’s and men’s categories, partially offset by sales volume increases in our RELIC® leather products in the department store channel.  The Third Quarter was also negatively impacted by a 92.4%, or $1.7 million, decrease in our cold weather accessories business as a result of this category being discontinued.  Third Quarter North American sales were negatively impacted by a slight shift in the retail calendar in addition to the impact of certain U.S. wholesale customers delaying initial holiday receipts from late Third Quarter to the fourth quarter of fiscal 2012.  We expect that U.S. wholesale shipments in the fourth quarter of fiscal 2012 will benefit from these negative influences on Third Quarter sales. For the Year To Date Period, North America wholesale net sales increased 10.9%, or $72.2 million, compared to the Prior Year YTD Period.  This increase was principally driven by the same categories and factors as were experienced during the Third Quarter and included $22.9 million of SKAGEN branded products.

Europe Wholesale Net Sales.  Europe wholesale net sales during the Third Quarter rose 0.4%, or $0.8 million, including a $9.8 million contribution from sales of SKAGEN branded products, in comparison to the Prior Year Quarter.  Excluding SKAGEN branded products, European wholesale sales decreased 5.0%, largely a result of a 25.0%, or $7.0 million, decrease in our jewelry business, partially offset by a slight increase in watch sales.  Additionally, the Third Quarter was unfavorably impacted by reduced wholesale shipments of leather products of $2.0 million.  We believe a weakening macro environment in Europe was a contributing factor to the reduction in Third Quarter sales growth in addition to the impact of repositioning the FOSSIL jewelry brand.  Sales to third party distributors in this segment favorably impacted the Third Quarter, increasing 3.9%, or $1.4 million, as compared to the Prior Year Quarter.  Europe wholesale net sales increased 5.9%, or $27.8 million, for the Year To Date Period as compared to the Prior Year YTD Period, led by a 11.6%, or $39.6 million increase, in watch sales and 5.9%, or $1.9 million, increase in the leathers business.  These sales gains were partially offset by decreases in the jewelry and eyewear categories of 16.6%, or $12.9 million, and 21.4%, or $2.1 million, respectively.

Asia Pacific Wholesale Net Sales.  Asia Pacific wholesale net sales rose 26.6%, or $20.9 million, during the Third Quarter in comparison to the Prior Year Quarter, including $1.7 million of sales of SKAGEN branded products.  Excluding sales of SKAGEN branded products, Asia Pacific wholesale net sales grew 24.6%, primarily attributable to increased watch sales of $20.0 million. At the end of the Third Quarter, we operated 247 concession locations in Asia, with a net 43 new concessions opened during the last twelve months.  For the Third Quarter, concession sales increased by 23.5%, with comp sales growing 4.9% in comparison to the Prior Year Quarter.  The Third Quarter concession sales comp growth was a marked improvement from a comp sales increase of 1.0% during the second quarter of fiscal 2012.  For the Year To Date Period as compared to the Prior Year YTD Period, Asia Pacific wholesale net sales rose 24.5%, or $51.6 million, principally as a result of the same factors experienced during the Third Quarter.   Concession sales increased by 25.9%, with comp sales growing 2.2% in the Year To Date Period in comparison to the Prior Year YTD Period.

Direct to Consumer Net Sales.  Direct to consumer net sales for the Third Quarter increased by 19.0%, or $27.6 million, in comparison to the Prior Year Quarter, primarily the result of a 15.7% increase in the average number of company-owned stores open during the Third Quarter and comparable store sales gains of 1.8%.  The 1.8% comparable store sales gain represents the 18th consecutive quarter of  comparable store sales increases and follows comparable store sales gains of 14.1% and 19.9% in the third quarter of fiscal 2011 and 2010, respectively.  Additionally, net sales from our e-commerce businesses increased by 4.0%, or $0.3 million.  For the Year To Date Period, net sales from our Direct to consumer segment increased 18.5%, or $72.7 million, in comparison to the Prior Year YTD Period, primarily as a result of a 12.5% increase in the average number of stores open and comparable store sales increases of 3.4%. Net sales from our e-commerce businesses increased 8.8%, or $2.3 million, for the Year To Date Period in comparison to the Prior Year YTD Period.  Comparable store sales related to our global full price accessory concept decreased by 3.1% and 3.3% for the Third Quarter and Year To Date Period, respectively. Global outlet comparable store sales increased 5.6% and 10.8% for the Third Quarter and Year To Date Period, respectively.

We ended the Third Quarter with 450 stores, including 250 full price accessory stores, 145 of which were outside of North America; 138 outlet locations, including 50 outside of North America; 33 clothing stores, including two outside of North America; 15 full price multi-brand stores, including 12 outside of North America; and 14 SKAGEN branded stores, including 8 outside of North America. This compares to 379 stores at the end of the Prior Year Quarter, which included 236 full price accessory stores, including 134 outside of North America; 100 outlet locations, including 25 outside of North America; 32 clothing stores, including four outside of North America; and 11 full price multi-brand stores, including 10 outside of North America. During the Third Quarter, we opened 28 new stores and closed five stores. The 28 new stores opened included five accessory stores, 22 outlet stores and one multi-brand store. For the remainder of fiscal 2012, we anticipate opening approximately 25 to 30 additional retail stores globally, with equal distribution between the United States and international markets and with a focus on outlet and accessory stores. In addition, we anticipate closing one additional store during the fourth quarter of fiscal 2012.

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

Gross Profit. Gross profit of $381.5 million in the Third Quarter increased 6.1% in comparison to $359.5 million in the Prior Year Quarter.  The increase was a result of increased net sales, partially offset by a 10 basis point reduction in gross profit margin to 55.8% compared to 55.9% in the Prior Year Quarter.  Foreign currency exchange rate changes negatively impacted gross profit margin by approximately 185 basis points during the Third Quarter.  Excluding the impact of currency, gross profit margin was favorably impacted by product and segment sales mix, select price increases across certain watch businesses and an improved input cost environment.  These positive influences on gross profit margin were partially offset by a higher percentage of lower margin sales to third party distributors.  For the Year To Date Period, gross profit margin decreased by 10 basis points to 55.9% compared to 56.0% in the Prior Year YTD Period.  During the Year To Date Period, foreign currency exchange rate changes negatively impacted gross profit margin by approximately 105 basis points in comparison to the Prior Year YTD Period.  Excluding the impact of currency, gross profit margin was favorably impacted by factors similar to those experienced during the Third Quarter.

Operating Expenses. Total operating expenses in the Third Quarter increased by $27.7 million and, as a percentage of net sales, increased to 39.3% in the Third Quarter compared to 37.4% in the Prior Year Quarter.  For the Third Quarter, operating expenses were favorably impacted by approximately $7.8 million as a result of the translation of foreign-based expenses into U.S. dollars as a result of a stronger U.S. dollar.  Non-recurring costs associated with the Skagen Designs acquisition amounted to $2.0 million during the Third Quarter.  On a constant dollar basis and excluding non-recurring expenses related to the Skagen Designs acquisition, operating expense increases were primarily attributable to the addition of Skagen Designs operating costs, expenses associated with an increase in the number of Company-owned retail stores and expense increases across our wholesale segments. Expense growth in our wholesale segments was largely a result of infrastructure investments in the Asia Pacific region, primarily related to headcount additions and concession-related costs.  For the Year To Date Period, operating expenses expressed as a percentage of net sales increased to 41.0% compared to 38.9% in the Prior Year YTD Period and included an $18.9 million favorable impact from the translation of foreign-based expenses into U.S. dollars due to a stronger U.S. dollar.  On a constant dollar basis, operating expenses for the Year To Date Period increased by $126.0 million as compared to the Prior Year YTD Period, with increases across all of our operating segments, primarily the result of the same factors that impacted the Third Quarter. Non-recurring costs associated with the Skagen Designs acquisition amounted to $3.8 million during the Year To Date Period.  This amount included acquisition and transition related costs of $7.4 million, partially offset by a $3.6 million favorable gain resulting from mark-to-market valuation adjustments of a Skagen Designs-related contingent purchase price liability.

The following tables set forth operating expenses on a segment basis and the relative percentage of operating expenses to net sales for each segment for the periods indicated (in millions, except for percentage data):

	For the 13 Weeks Ended September 29, 2012		For the 13 Weeks Ended October 1, 2011
	Operating Expense	% of Net Sales	Operating Expense	% of Net Sales
North America wholesale	$44.3	17.4%	$38.8	16.1%
Europe wholesale	49.3	30.2	48.4	27.1
Asia Pacific wholesale	41.6	42.6	34.5	43.9
Direct to consumer	92.8	54.9	79.2	54.5
Corporate	40.4		39.8
Total	$268.4	39.3%	$240.7	37.4%

	For the 39 Weeks Ended September 29, 2012		For the 39 Weeks Ended October 1, 2011
	Operating Expense	% of Net Sales	Operating Expense	% of Net Sales
North America wholesale	$139.2	19.1%	$114.1	17.3%
Europe wholesale	146.1	31.5	140.2	29.7
Asia Pacific wholesale	120.3	46.5	95.6	45.4
Direct to consumer	263.1	57.4	222.7	56.6
Corporate	114.1		103.1
Total	$782.8	41.0%	$675.7	38.9%

Operating Income. As a percentage of net sales, operating income decreased to 16.5% in the Third Quarter and 14.9% during the Year To Date Period compared to 18.5% and 17.1% for the Prior Year Quarter and the Prior Year YTD Period, respectively.  During the Third Quarter and Year To Date Period, operating income was negatively impacted by approximately $17.7 million and $29.9 million, respectively, as a result of the translation of foreign-based sales and expenses into U.S. dollars as a result of a stronger U.S. dollar.  Excluding the impact of foreign currency rate changes, the Third Quarter and Year To Date Period operating income, as a percentage of net sales, would have approximated 18.5% and 16.0%, respectively.

Other Income (Expense)-Net. Other income/expense-net increased favorably by $8.8 million and $19.7 million for the Third Quarter and Year To Date Period, respectively, in comparison to the Prior Year Quarter and the Prior Year YTD Period, respectively. These increases were primarily driven by net foreign currency gains during the current fiscal year periods in comparison to net losses in the respective prior fiscal year periods resulting from mark-to-market, hedging and other transactional activities. At prevailing foreign currency exchange rates, we estimate that outstanding forward contracts with scheduled settlement dates in the fourth quarter of fiscal 2012 would result in hedge gains of approximately $0.5 million.

Provision For Income Taxes. Our income tax expense for the Third Quarter was $34.0 million, resulting in an effective income tax rate of 29.8%. For the Prior Year Quarter, income tax expense was $39.3 million, resulting in an effective income tax rate of 35.2%. Income tax expense was $85.2 million for the Year To Date Period, resulting in an effective tax rate of 29.7%. For the Prior Year YTD Period, income tax expense was $98.2 million, resulting in an effective tax rate of 34.7%. The lower effective tax rates in the Third Quarter and the Year To Date Period were attributable to a higher portion of foreign income taxed at lower overall foreign rates, a reduction in income tax rates in several countries and management’s decision to indefinitely reinvest the undistributed earnings of certain foreign subsidiaries.

Net Income Attributable to Noncontrolling Interest. Net income attributable to noncontrolling interest, which represents the minority interest portion of subsidiaries in which we own less than 100%, increased by $0.2 million and $1.3 million for the Third Quarter and Year To Date Period, respectively, as compared to the Prior Year Quarter and the Prior Year YTD Period, respectively. These increases were primarily the result of increased net income related to our less than 100% owned watch assembly facilities.

Net Income Attributable to Fossil, Inc. Third Quarter net income attributable to Fossil, Inc. increased by 10.3% to $76.8 million, or $1.26 per diluted share, inclusive of an unfavorable $0.10 per diluted share decrease related to net foreign currency losses, as compared to the Prior Year Quarter, and a $0.06 per diluted share increase related to a 4.5% lower outstanding share count as a result of our ongoing stock repurchase program. For the Year To Date Period, net income attributable to Fossil, Inc. of $192.3 million, or $3.11 per diluted share, represented an 8.8% increase compared to the $176.8 million, or $2.75 per diluted share, earned during the Prior Year YTD Period. Net income attributable to Fossil, Inc. for the Year To Date Period included net foreign currency losses of $0.12 per diluted share and a benefit of $0.12 per diluted share related to a 3.8% lower outstanding share count.

Liquidity and Capital Resources

Historically, our business operations have not required substantial cash during the first several months of our fiscal year. Generally, starting in the third quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our quarterly cash requirements are also impacted by the number of new stores we open, other capital expenditures and the amount of any discretionary stock repurchases we make. Our cash and cash equivalents balance as of the end of the Third Quarter was $142.8 million in comparison to $231.2 million at the end of the Prior Year Quarter and $287.5 million at the end of fiscal 2011. On April 2, 2012, we completed the acquisition of Skagen Designs in consideration for a cash purchase price of $231.7 million and the issuance of 150,000 shares of our common stock. To fund the cash purchase price, we utilized approximately $200 million of availability under our $350 million revolving line of credit and excess cash available in our international subsidiaries to fund the international portion of the purchase price. We believe that future cash flows from operations combined with existing cash on hand and amounts available under our revolving line of credit will be sufficient to fund our working capital needs, common stock repurchases and planned capital expenditures for the next twelve months.

During the Year To Date Period, net cash provided by operating activities of $168.5 million was more than offset by net cash used in investing and financing activities of $286.9 million and $30.0 million, respectively. Net cash provided by operating activities consisted of net income of $201.3 million and favorable non-cash activities of $45.0 million, offset by uses of cash related to increases in working capital of $77.8 million. Net cash used in investing activities was primarily driven by business acquisitions net of cash acquired of $229.2 million, primarily related to the acquisition of Skagen Designs and capital expenditures of $59.7 million. Net cash used in financing activities was principally the result of $205.6 million of common stock acquisitions, partially offset by $163.5 million of net borrowings on notes payable.

Accounts receivable increased by 6.4% to $290.7 million at the end of the Third Quarter compared to $273.3 million at the end of the Prior Year Quarter. Days sales outstanding for our wholesale segments for the Third Quarter was 50 days in comparison to 49 days in the Prior Year Quarter.

Inventory at the end of the Third Quarter was $589.0 million, representing an increase of 15.1% from the Prior Year Quarter inventory balance of $511.7 million. We expect fiscal 2012 year-end inventories will approximate prior year levels.

In fiscal 2010, our Board of Directors approved two common stock repurchase programs pursuant to which up to $30 million and $750 million, respectively, could be used to repurchase outstanding shares of our common stock. Both of these repurchase programs are to be conducted pursuant to Rule 10b-18 of the Securities Exchange Act of 1934. The $750 million repurchase program has a termination date of December 2013 and the $30 million repurchase program has no termination date. On August 17, 2012, we entered into a new $100 million 10b5-1 plan under the $750 million repurchase program with a termination date of November 1, 2012.

During fiscal 2011, we repurchased 3.1 million shares of common stock under the $750 million repurchase program at a cost of $270.9 million. We did not make any repurchases under the $30 million plan during fiscal 2011. During the Year To Date Period, we repurchased approximately 2.3 million shares of common stock under the $750 million repurchase program at a cost of $196.3 million, of which 1.0 million shares were repurchased during the Third Quarter at a cost of $78.2 million. We did not make any repurchases under the $30 million plan during the Year To Date Period. We effectively retired 8.5 million shares of our common stock during the Year To Date Period that were repurchased under our repurchase programs during our 2010, 2011 and 2012 fiscal years. During the Year To Date Period, we accounted for the retirements by allocating the repurchase price, which is based upon the equity contribution associated with historical issuances, to common stock, additional paid-in capital and retained earnings. The effective retirement of common stock repurchased decreased common stock by $85,000, additional paid-in capital by $49.3 million, retained earnings by $597.7 million and treasury stock by $647.0 million.

At the end of the Third Quarter, we had working capital of $789.4 million compared to working capital of $788.1 million at the end of the Prior Year Quarter. Additionally, at the end of the Third Quarter, we had approximately $6.0 million of outstanding short-term borrowings and $178.9 million in long-term debt.

On December 17, 2010, we and certain of our subsidiaries entered into a three year Credit Agreement (the “Credit Agreement”) with (i) Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, swingline lender and issuing lender, (ii) Wells Fargo Securities, LLC, as sole lead arranger and sole book manager and (iii) Bank of America, N.A., as lender. On April 2, 2012, in connection with the acquisition of Skagen Designs, the Credit Agreement was amended to, among other things, (i) increase the aggregate commitment of the lenders under the revolving credit facility (the “Revolver”) from $300 million to $350 million, (ii) provide for an uncommitted $50 million incremental revolving credit commitment and (iii) extend the maturity date from December 17, 2013 to December 17, 2014. The Credit Agreement also provides a swingline loan of $20 million and letters of credit. Amounts outstanding under the Revolver bear interest at our option of (i) the base rate (defined as the higher of (a) the prime rate publicly announced by Wells Fargo (3.25% at the end of the Third Quarter), (b) the federal funds rate plus 1.50% and (c) the London Interbank Offer Rate (“LIBOR”) (0.22% at the end of the Third Quarter) plus 1.50%) plus the base rate applicable margin (which varies based upon our consolidated leverage ratio (the “Ratio”) from 0.25% if the Ratio is less than 1.00 to 1.00, to 1.00% if the Ratio is greater than or equal to 2.00 to 1.00) or (ii) the LIBOR rate (defined as the quotient obtained by dividing (a) LIBOR by (b) 1.00 minus the Eurodollar reserve percentage) plus the LIBOR rate applicable margin (which varies based upon the Ratio from 1.25% if the Ratio is less than 1.00 to 1.00, to 2.00% if the Ratio is greater than or equal to 2.00 to 1.00). Amounts outstanding under the swingline loan under the Credit Agreement or upon any drawing under a letter of credit bear interest at the base rate plus the base rate applicable margin. We had $0.9 million of outstanding standby letters of credit at September 29, 2012 that reduced amounts available under the Revolver. During the Year to Date Period, we borrowed $395.3 million under the Revolver at a rate of 1.5% and repaid $226.3 million, leaving a balance of $169.0 million outstanding under the Revolver as of September 29, 2012.

In November 2009, our Japanese subsidiary, Fossil Japan, Inc. (“Fossil Japan”), entered into a 400 million Yen revolving credit facility agreement (the “Facility”). On February 22, 2012, Fossil Japan renewed 300 million Yen, or approximately $3.8 million, of borrowings under the Facility at the short-term prime rate of 1.475%, with a maturity date of May 22, 2012. On April 6, 2012, Fossil Japan repaid the outstanding balance of 300 million Yen, or approximately $3.6 million. At the end of the Third Quarter, we had no outstanding borrowings under the Facility.

At the end of the Third Quarter, excluding long-term capital lease obligations of $6.3 million, we had outstanding long-term borrowings of $3.6 million related to our wholly-owned subsidiary, Fossil Group Europe, Gmbh, in the form of a term note. This note has a variable interest rate (2% at the end of the Third Quarter) and interest payments due quarterly. This note requires minimum principal payments of 100,000 Swiss Francs each year, has no stated maturity and has no penalties for early termination.

During the Second Quarter, we assumed a 500,000 Swiss Franc short-term note payable (the “STP Note”) with Eastime Limited. The STP Note has a fixed interest rate of 2% with interest due annually, and a maturity date of March 31, 2013. Swiss Franc-based borrowings, in U.S. dollars, under the STP Note were approximately $0.6 million at September 29, 2012.

Upon acquiring Skagen Designs, we assumed a 25.5 million Danish Kroner overdraft facility (the “Overdraft Facility”) with Danske Bank. The Overdraft Facility has an interest rate equal to the Danske Bank base-rate plus 3%, with interest payments due quarterly. At the time of the acquisition, Skagen Designs had $1.0 million outstanding under the Overdraft Facility. The entire amount outstanding was repaid during the second quarter of fiscal 2012, and there were no borrowings on the Overdraft Facility at September 29, 2012.

In April 2011, our Korean subsidiary, Fossil (Korea) Limited (“Fossil Korea”), entered into a $20 million revolving credit facility agreement (the “Agreement”) with Bank of America, N.A., Seoul Branch. On April 13, 2012, the Agreement was renewed under the same terms for a one year time period. The Agreement bears interest, based on a three month CD rate which is published by the Korea Securities Dealers Association (3.13% at the end of the Third Quarter), plus 120 basis points for a one month period or plus 130 basis points for a three month period. As of September 29, 2012, Fossil Korea had an outstanding balance of $4.5 million at an interest rate of 4.33%. At September 29, 2012 we had available borrowings of approximately $15.5 million under the Agreement.

At September 29, 2012, we were in compliance with all debt covenants related to all of our credit facilities.

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

As a multinational enterprise, we are exposed to market risk from changes in foreign currency exchange rates. Our most significant foreign currency risks relate to the European Euro, and to a lesser extent, the British Pound, the Australian Dollar, Canadian Dollar, Japanese Yen and Mexican Peso as compared to the U.S. dollar. Due to our vertical nature whereby a significant portion of goods are sourced from our owned facilities, the foreign currency risks relate primarily to the necessary current settlement by non-U.S. dollar functional currency subsidiaries of intercompany inventory transactions denominated in U.S. dollars. We employ a variety of operating practices to manage these market risks relative to foreign currency exchange rate changes and, where deemed appropriate, utilize foreign exchange forward contracts. These operating practices include, among others, our ability to convert foreign currency into U.S. dollars at spot rates and to maintain U.S. dollar pricing relative to sales of our products to certain distributors located outside the U.S. The use of foreign exchange forward contracts allows us to offset exposure to rate fluctuations because the gains or losses incurred on the derivative instruments will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. We use derivative instruments only for risk management purposes and do not use them for speculation or for trading. There were no significant changes in how we managed foreign currency transactional exposure in the Third Quarter, and management does not anticipate any significant changes in such exposures or in the strategies we employ to manage such exposure in the near future.

At the end of the Third Quarter, we had outstanding foreign exchange contracts designated as hedging instruments to sell 156.0 million Euros for approximately $203.9 million, expiring through March 2014; 17.5 million British Pounds for approximately $27.7 million, expiring through March 2014; 2.1 billion Japanese Yen for approximately $25.9 million, expiring through March 2014; 10.7 million Australian Dollars for approximately $10.8 million, expiring through June 2013; 133.7 million Mexican Pesos for approximately $9.9 million, expiring through June 2013; and 22.3 million Canadian Dollars for approximately $22.1 million, expiring through March 2014. If we were to settle our European Euro, British Pound, Japanese Yen, Australian Dollar, Mexican Peso and Canadian Dollar based contracts designated as hedging instruments at September 29, 2012, the net result would have been a net gain of approximately $0.5 million, net of taxes. At the end of the Third Quarter, a 10% unfavorable change in the U.S. dollar strengthening against foreign currencies to which we have balance sheet transactional exposures, would have decreased net pre-tax income by $7.6 million. The translation of the balance sheets of our foreign-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. At the end of the Third Quarter, a 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would have reduced consolidated stockholders’ equity by approximately $60.0 million. In our view, these hypothetical losses resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position, results of operations or cash flows.

Item 4.                                  Controls and Procedures

Skagen Designs Acquisition

In April 2012, we completed the acquisition of Skagen Designs. Management’s assessment and conclusion on the effectiveness of the Company’s disclosure controls and procedures as of September 29, 2012 excludes an assessment of the internal control over financial reporting of Skagen Designs. The acquired businesses represent approximately 14.0% of our consolidated total assets at September 29, 2012 and approximately 0.6% of our consolidated net income for the thirty-nine week period ended September 29, 2012.

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

Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective at the reasonable assurance level as of September 29, 2012.

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

Item 1A. Risk Factors

There were no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, except as listed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows our common stock repurchases based on settlement date for the fiscal quarter ended September 29, 2012:

			Total Number of Shares	Approximate Dollar Value of Shares
	Total Number	Average	Purchased as Part of	that May Yet Be
	of Shares	Price Paid per	Publicly	Purchased
Period	Purchased (1)	Share	Announced Plans	Under the Plans (2)
July 1, 2012 - July 28, 2012	473,163	69.03	472,425	179,116,102
July 29, 2012 - August 25, 2012	213,900	74.27	213,900	163,228,826
August 26, 2012 - September 29, 2012	340,699	87.09	340,654	133,560,412
Total	1,027,762		1,026,979

(1)                  During the Third Quarter, 783 shares of common stock repurchased were acquired from grantees in connection with income tax withholding obligations arising from vesting of restricted stock grants. These shares were not part of our publicly announced program to repurchase shares of common stock.

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

101.INS(2)	XBRL Instance Document.

101.SCH(2)	XBRL Taxonomy Extension Schema Document.

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase Document.

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

FOSSIL, INC.

November 8, 2012	/S/ MIKE L. KOVAR
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

101.INS(2)	XBRL Instance Document.

101.SCH(2)	XBRL Taxonomy Extension Schema Document.

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase Document.

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