Form 10-K
period 2012-12-29
FOSSIL INC
filed 2013-02-27
CIK 883569

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 29, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-19848

FOSSIL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2018505 (I.R.S. Employer Identification No.)
901 S. Central Expressway
Richardson, Texas (Address of principal executive offices)	75080 (Zip Code)

Registrant's telephone number, including area code: (972) 234-2525

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	NASDAQ Global Select Market

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of Common Stock, $0.01 par value per share (the "Common Stock"), held by non-affiliates of the registrant, based on the last sale price of the Common Stock as reported by the NASDAQ Global Select Market on June 30, 2012, was $2,955,599,524. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

          As of February 21, 2013, 59,343,769 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's proxy statement to be furnished to shareholders in connection with its 2013 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

FOSSIL, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 29, 2012
INDEX

        In this Form 10-K, references to "we," "our," and the "Company" refer to Fossil, Inc. and its subsidiaries on a consolidated basis.

 PART I

Item 1.    Business

General

        We are a global design, marketing and distribution company that specializes in consumer fashion accessories. Our principal offerings include an extensive line of men's and women's fashion watches and jewelry, handbags, small leather goods, belts, sunglasses, soft accessories and clothing. In the watch and jewelry product categories, we have a diverse portfolio of globally recognized owned and licensed brand names under which our products are marketed. Our products are distributed globally through various distribution channels, including wholesale in countries where we have a physical presence, direct to the consumer through our retail stores and commercial websites and through third-party distributors in countries where we do not maintain a physical presence. Our products are offered at varying price points to meet the needs of our customers, whether they are value-conscious or luxury oriented. Based on our extensive range of accessory products, brands, distribution channels and price points, we are able to target style-conscious consumers across a wide age spectrum on a global basis.

        Domestically, we sell our products through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, Company-owned retail and outlet stores, mass market stores and through our FOSSIL® catalogs and website. Our wholesale customer base includes, among others, Dillard's, JCPenney, Kohl's, Macy's, Neiman Marcus, Nordstrom, Saks Fifth Avenue, Target and Wal-Mart. In the United States ("U.S."), our network of Company-owned stores included 131 retail stores located in premier retail sites and 95 outlet stores located in major outlet malls as of December 29, 2012. In addition, we offer an extensive collection of our FOSSIL brand products through our catalogs and at www.fossil.com, as well as proprietary and licensed watch and jewelry brands through other managed and affiliate websites.

        Internationally, our products are sold to department stores, specialty retail stores, and specialty watch and jewelry stores in approximately 130 countries worldwide through 23 Company-owned foreign sales subsidiaries and through a network of over 60 independent distributors. Our products are offered on airlines and cruise ships and in international Company-owned retail stores. Internationally, our network of Company-owned stores included 185 retail stores and 62 outlet stores as of December 29, 2012. Our products are also sold through licensed and franchised FOSSIL retail stores, retail concessions operated by us and kiosks in certain international markets, as well as our websites in certain countries.

        We are a Delaware corporation formed in 1991 and are the successor to a Texas corporation formed in 1984. In 1993, we completed an initial public offering of 13,972,500 shares of our common stock. Domestically, we conduct a majority of our operations through Fossil Partners, L.P., a Texas limited partnership formed in 1994 of which we are the sole general partner. We also conduct operations domestically and in certain international markets through various owned subsidiaries. Our principal executive offices are located at 901 S. Central Expressway, Richardson, Texas 75080, and our telephone number at that address is (972) 234-2525. Our European headquarters is located in Basel, Switzerland, and our Asia headquarters is located in Hong Kong. Our common stock is traded on the NASDAQ Global Select Market under the trading symbol FOSL. We make available free of charge through our website at www.fossil.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the U.S. Securities and Exchange

Commission ("SEC"). You may also obtain any materials we file with, or furnish to, the SEC on its website at www.sec.gov.

Business segments

        Our operations and financial reporting are primarily divided into four distinct segments: (i) the North America wholesale segment; (ii) the Europe wholesale segment; (iii) the Asia Pacific wholesale segment; and (iv) the Direct to consumer segment, which includes our Company-owned retail stores, our catalogs and e-commerce activities. Within the wholesale segments of our business, we generally sell to retailers in those countries in which we have a physical presence as well as to third-party distributors in countries where we do not have a physical presence. Except to the extent that differences between operating segments are material to an understanding of our business taken as a whole, the description of our business in this report is presented on a consolidated basis. Corporate expenses include certain administrative, legal, accounting, technology support costs, equity compensation costs, payroll costs attributable to executive management and amounts related to intercompany eliminations that are not allocated to the various segments. For financial information about our operating segments and geographic areas, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Part II, Item 7 and Note 18-Major Customer, Segment and Geographic Information to our Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Business strengths

        We believe that we have several business strengths which allow us to differentiate ourselves and achieve our key operating and financial goals. These business strengths include:

        Brand strength.    We believe a brand's image, individuality, consistency and connection with its customers is paramount in building and sustaining the brand. We believe that our FOSSIL brand name is recognized on a global basis as a vintage-inspired aspirational lifestyle brand with a focus on fashion accessories. The FOSSIL brand has developed from its origin as a watch brand to encompass other accessory categories, including handbags, belts, small leather goods, jewelry, soft accessories, sunglasses and clothing. We believe the FOSSIL brand is one of our most valuable assets, serves as a foundational piece of our business and remains very marketable across product lines, geographic areas and distribution channels. Since our inception in 1984, we have continued to develop, acquire or license other nationally or internationally recognized brand names, such as ADIDAS®, ARMANI EXCHANGE®, BURBERRY®, DIESEL®, DKNY®, EMPORIO ARMANI®, KARL LAGERFELD®, MARC BY MARC JACOBS™, MICHAEL KORS®, MICHELE®, RELIC®, SKAGEN®, and ZODIAC®, in order to appeal to a wide range of consumers. Our industry is highly competitive and subject to changing preferences in style, taste and price points. The success of our business model depends upon offering a wide range of branded products that appeal to the various tastes and fashion preferences of our customers. We must also maintain the relevance of these products by continually anticipating customer needs and desires as they relate to both the brands and categories of products we offer. We have teams of designers and brand specialists assigned to each of our brands. The objectives of these designers and brand specialists are to immerse themselves in their assigned brand and product area, identify their customers' preferences, interpret global fashion trends and develop style-right offerings to generate volume purchasing. By owning the vast majority of our global distribution, we are also able to create and execute consistent pricing strategies and brand image presentations that protect and enhance our proprietary brands and those of our licensors.

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

        Breadth of brands and retail price points.    Through the multiple brands we distribute, we have developed a broad spectrum of retail price points. Within our watch collections, core retail price points vary from approximately $7 in the mass market channel up to retail price points of $3,995 in the luxury distribution channel, although the majority of our collections focus on price points ranging from $85 to $600. The breadth of our brands allows us to anchor a brand to a given price point range and distribution channel, thereby maintaining a consistent brand image while focusing on the quality/value relationship important to the customer and not diluting the brand through overlapping distribution channels. The breadth of price points allows us to cater to various age and income groups while continuing to participate in sales consistently, regardless of a shift in income or the price/value preferences of our customers.

        International penetration.    Since our initial public offering in 1993, we have continued to extend our reach beyond the U.S. by forming and acquiring internationally-based subsidiaries, licensing and developing internationally recognized brands and investing in the growth of our business within many major countries of the world. For fiscal years 2012, 2011, and 2010, 56.4%, 54.5% and 52.9% of our wholesale net sales and 52.6%, 51.1% and 49.3% of our consolidated net sales were generated outside of the U.S., respectively.

        Breadth of distribution channels.    Our products are sold through multiple distribution channels including department stores, specialty retail stores, specialty watch and jewelry stores, mass market stores, cruise ships, airlines, Company-owned retail stores, licensed and franchised FOSSIL stores, retail concessions operated by us, e-commerce sites and our catalogs. As we expand our presence in existing distribution channels and add new distribution channels, as well as develop new product lines and expand our geographic reach, our revenues have become less dependent on any one product, brand, distribution channel or geographic region. Our Company-owned retail stores, websites and catalog venues allow us to enhance the related brand image by offering a targeted message to the customer, showcasing the array of product availability, influencing the merchandising and presentation of the products and testing new product introductions.

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

        International sourcing.    The vast majority of our products are sourced internationally. Most watch product sourcing from Asia is coordinated through our Hong Kong subsidiary, Fossil (East) Limited ("Fossil East"). During fiscal 2012, more than 61% of our non-Swiss made watch production was assembled through wholly or majority owned factories. This vertical integration of our business allows for better flow of communication, consistent quality, product design protection and improved supply chain speed, while still allowing us to utilize non-owned production facilities for their unique capabilities and to cover production needs over internal capacities. Establishing our watch assembly facilities near the component manufacturers also allows us to operate a more efficient supply chain. We have also been successful in leveraging our jewelry production needs through our watch assembly factory infrastructure. Our other accessory and clothing products are purchased from third-party manufacturers with whom we have long-standing relationships and, in the case of our leathers business, we typically represent a meaningful portion of their businesses.

        Operating cash flow.    Our business model has historically generated strong operating cash flows, including $451.6 million in fiscal year 2012, and $912.0 million and $1.3 billion over the past three fiscal years and five fiscal years, respectively. This strong cash flow has allowed us to operate at low debt levels while funding capital expenditures, Company-owned retail store growth, product line expansions and common stock repurchase programs.

        Information systems.    Operating and managing a global company requires sophisticated and reliable management information systems to assist in the planning, order processing, production and distribution functions and accounting of each relevant business. We operate an SAP Enterprise Resource Planning system ("ERP") in the U.S. and have rolled this system out to our larger international subsidiaries. For many of our subsidiaries, which do not currently demand the complexity of the SAP solution, we have implemented Microsoft's Dynamics Navision Enterprise Resource Planning System ("Navision"). Our e-commerce platform is an IBM Websphere Commerce platform and we have continued to invest in our e-commerce infrastructure, which will allow us to leverage the success of our U.S.-based web business across many of the countries where we currently distribute products. We have also implemented SAP's IS Retail platform combined with the SAP point-of-sale system to improve our ability to manage our growing Company-owned retail stores globally. Our products are principally distributed from three primary warehouses, one located in Texas near our headquarters, one located in southern Germany and the other located in Hong Kong. Our facilities in Texas and Germany utilize sophisticated automated material handling equipment and software designed to improve accuracy, speed and quality in our warehousing operations.

Growth strategy

        In order to expand our global market share in a profitable manner, we continually establish and implement business initiatives that we believe will build brand equity, increase revenues and improve profitability. Our key operating goals are as follows:

        Extend product categories of existing brands.    We frequently introduce new accessory product categories within our existing proprietary and licensed brands to further leverage our branded portfolio. For example, we introduced jewelry collections under the DIESEL, DKNY, EMPORIO ARMANI, FOSSIL and MICHAEL KORS brands after first establishing a market for the brands in watches. Additionally, we have leveraged the FOSSIL brand name with the introduction of soft accessories such as hats, gloves and scarves.

        Introduce new brands.    We have introduced new brands through the development or acquisition of proprietary brands and licensing agreements related to recognizable global fashion brands to attract a wide range of consumers with differing tastes and lifestyles. For example, our current portfolio of proprietary and licensed watch brands allows us to compete for market share from the luxury branded market to the mass market level. In 2011, we entered into an exclusive global licensing agreement with Karl Lagerfeld for watches, which launched worldwide in the first quarter of 2013. In April 2012, we completed the acquisition of Skagen Designs, Ltd. ("Skagen Designs") and certain of its international subsidiaries. Skagen Designs is an international company offering contemporary Danish design accessories including watches, jewelry, sunglasses and clocks. In February 2013, we announced an exclusive global licensing agreement with Tory Burch for watches, which are expected to launch worldwide in late 2014.

        Expand international business.    International expansion is a key driver in our long-term growth strategy. We have continued to increase our penetration of the international market by building brand name recognition, broadening the selection of merchandise through existing distribution channels by introducing new products or brands, extending product categories under our existing portfolio of brands, purchasing former distributors to gain increased control over international businesses, establishing owned, franchised or licensed retail stores, expanding into retail concessions operated by us and entering new geographic markets through owned subsidiary or third-party distributor relationships. For example, on December 31, 2012, we acquired substantially all the assets of our third largest distributor, Bentrani Watches, LLC.

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

        Expand retail locations.    Historically, we have expanded our Company-owned retail and outlet locations each year. Distribution through our Company-owned retail stores has allowed us to raise awareness of the FOSSIL brand and showcase a broad assortment of FOSSIL branded products in a warm and inviting atmosphere. Our FOSSIL retail stores, combined with our FOSSIL branded catalogs and website, have continued to build brand equity, present a consistent brand image, influence the merchandising and presentation of our products at other retailers and have allowed us to test new product categories and designs. With the level of awareness we have achieved for the FOSSIL brand worldwide and the expansion of product categories offered under the brand, we have been able to accelerate our FOSSIL retail store growth. Of the 473 Company-owned retail stores open as of December 29, 2012, 406 of these stores are FOSSIL branded stores. We also sell certain of our proprietary and licensed watch products, as well as upscale watch brands of other companies, such as Citizen and Swiss Army, at our Company-owned Watch Station International full-price retail and outlet stores. As of December 29, 2012, we operated 46 Watch Station International stores. We plan to open approximately 70 to 75 additional stores in fiscal 2013, depending upon available retail locations and lease terms that meet our requirements, the majority of which will be our FOSSIL full-price accessory and outlet concepts. During fiscal 2013, we also expect to close approximately 12 stores.

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

        Captive suppliers.    The two entities that assemble the majority of our Asia watch production volume are majority owned by us. In addition, although we do not have long-term contracts with our unrelated accessory manufacturers, we maintain long-term relationships with several manufacturers. These relationships have developed due to the number of years that we have been conducting business with and visiting the same manufacturers and because of the small amount of turnover in the employees of our manufacturers. We believe that we are able to exert significant operational control with regard to our principal watch assemblers because of our level of ownership and long standing relationships. In addition, we believe that the relative size of our business with non-owned watch manufacturers gives us priority within their production schedules. Furthermore, the manufacturers understand our quality standards, which allows us to produce quality products and reduce the delivery time to market, improving overall operating margins.

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

Industry overview

Watch products

        We believe that the current market for watches generally can be divided into four segments. One segment of the market consists of fine watches characterized by internationally known brand names such as Audemars Piguet, Cartier, Omega, Patek Philippe, Piaget and Rolex. Watches offered in this segment are usually made of precious metals or stainless steel and may be set with precious gems. These watches are almost exclusively manufactured in Switzerland and are sold by trade jewelers and in the fine jewelry departments of better department stores and other purveyors of luxury goods at retail prices ranging from $4,000 to in excess of $20,000. Selected limited editions of our BURBERRY and MICHELE lines compete in this market. A second segment of the market consists of fine premium branded and designer watches produced in Switzerland and the Far East such as Gucci, Movado, Raymond Weil, Seiko, TAG Heuer and Tissot. These watches are sold at retail prices generally ranging from $495 to $4,000. Our BURBERRY, EMPORIO ARMANI, MICHELE, SKAGEN and ZODIAC lines generally compete in this market segment. A third segment of the market consists of watches sold by mass marketers, which typically consist of digital and analog watches manufactured in the Far East. Well-known brands in this segment include Armitron, Casio and Timex. Retail prices in this segment range from $7 to $60. We compete in this segment through the design and production of private label watch products for Wal-Mart and Target.

        The fourth segment of the market consists of moderately priced watches characterized by contemporary fashion and well known fashion brand names. Moderately priced watches are typically produced in Japan, China or Hong Kong and are sold by department stores and specialty stores at retail prices ranging from $60 to $795. This market segment is targeted by us with our FOSSIL,

SKAGEN and RELIC lines and by our principal competitors, including the companies that market watches under the Anne Klein II, Guess?, Kenneth Cole and Swatch brand names, whose products attempt to reflect emerging fashion trends in accessories and clothing. Our ARMANI EXCHANGE, DKNY, DIESEL, MARC BY MARC JACOBS and MICHAEL KORS lines generally compete in this segment as well. We compete in the sports specialty area of this segment with our ADIDAS line of women's and men's sport timepieces. We believe that a number of consumers regard branded fashion watches not only as time pieces, but also as fashion accessories, and that has historically resulted in consumers owning multiple watches that may differ significantly in terms of style, features and cost.

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

Fashion accessories

        In addition to watches, the fashion accessories market also includes an array of products such as small leather goods, handbags, belts, sunglasses, neckwear, underwear, lounge wear, jewelry, gloves, hats, hosiery and socks. We believe that a number of consumers view accessories as fashion statements, and as a result, purchase brand name, quality items that complement other fashion items. These fashion accessory products are generally marketed through department stores, specialty retailers and mass merchandisers, depending upon price and quality. Higher price point items include products offered by fashion names such as Louis Vuitton and Prada.

        Moderately priced fashion accessories are typically marketed in department stores and are characterized by contemporary fashion and well-known brand names at reasonable price points, such as our FOSSIL and RELIC brands. We currently offer small leather goods, handbags, belts, sunglasses and soft accessories for both men and women through department stores and specialty retailers in the moderate to upper-moderate price ranges. Our competitors in this market include companies such as Coach, Guess?, Nine West, Kenneth Cole and Liz Claiborne. In addition, we currently offer fashion jewelry sold under the DIESEL, DKNY, EMPORIO ARMANI, FOSSIL, SKAGEN and MICHAEL KORS brands.

Clothing

        FOSSIL clothing is distributed exclusively through Company-owned retail stores, www.fossil.com and through our FOSSIL catalogs. Selling through Company-owned distribution channels allows us to more effectively manage visual presentation, information feedback, inventory levels and operating returns. The clothing line is focused on the casual lifestyle of the savvy consumer who is youthful in their approach to life and is not tied to any one demographic or age. The clothing line consists primarily of jeans, tee shirts and vintage-inspired fashion clothing. The suggested retail selling price of the clothing line is comparable to that of major competitors like American Eagle Outfitters and J. Crew. We have leveraged our existing graphic and store design infrastructure to create a unique, inviting and welcoming environment rich in details of design, product and merchandising to appeal to the consumers' sense of discovery. We discontinued our shoe product line in the latter half of fiscal year 2012.

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

	Fiscal Year
	2012		2011		2010
	Dollars	% Growth	Dollars	% Growth	Dollars
Net sales
Wholesale
Proprietary	$836.7	(0.9)%	$844.5	13.7%	$742.7
Licensed	1,220.2	17.0	1,043.3	43.0	729.8
Other	85.1	18.0	72.1	(3.7)	74.9

	2,142.0	9.3	1,959.9	26.7	1,547.4
Direct to consumer
Proprietary	570.3	15.3	494.7	23.1	402.0
Licensed	135.3	30.9	103.4	48.4	69.7
Other	9.9	6.5	9.3	(19.8)	11.6

	715.5	17.8	607.4	25.7	483.3
Total
Proprietary	1,407.0	5.1	1,339.2	17.0	1,144.7
Licensed	1,355.5	18.2	1,146.7	43.4	799.5
Other	95.0	16.7	81.4	(5.9)	86.5

	$2,857.5	11.3%	$2,567.3	26.4%	$2,030.7

Watch products

        We offer an extensive line of branded lifestyle watches under our proprietary brands and, pursuant to license agreements, under some of the most prestigious brands in the world. Sales of watches for fiscal years 2012, 2011 and 2010 accounted for approximately 74.9%, 71.8% and 69.9%, respectively, of our consolidated net sales.

        Proprietary brands.    The following table sets forth information about our primary proprietary brand watches:

Brand	Suggested Retail Price Point Range	Primary Distribution Channels
FOSSIL	$75 - 235	U.S. department stores (Macy's, Dillard's, Belk, and Nordstrom), U.S. specialty retailers (The Buckle), better European department stores (Debenhams, Kaufhof, El Corte Ingles, Galeries Lafayette, Harrod's, House of Fraser, Karstadt and Printemps), better European specialty stores (Christ, Earnest Jones, Goldsmith and H. Samuel), Canadian department stores (Hudson Bay and Sears), Australian department stores (Grace Brothers and Myers), independently-owned watch and jewelry stores worldwide, www.fossil.com, www.watchstation.com, our catalog and Fossil stores worldwide
MICHELE	$295 - 2,395	U.S. department stores (Neiman Marcus, Saks Fifth Avenue, Bloomingdales and Nordstrom), watch specialty stores, jewelry stores, www.michele.com and www.watchstation.com
RELIC	$60 - 195	U.S. department stores (JCPenney, Kohl's, Sears, Boscov's) and www.relicbrand.com
SKAGEN	$95 - 325
U.S. department stores (Dillard's, Macy's, Lord and Taylor, Von Maur, Belk and Nordstrom), U.S. specialty and independent retailers, U.S. military, better European department stores (Karstadt, Galeries Lafayette, Kaufhof, House of Fraser), European specialty stores (Christ) and independent retailers, Asian speciality stores (City Chain, Tic Tac, On Time) and independent retailers, Company-owned stores (Skagen, Watch Station International retail stores and outlets) and www.skagen.com
ZODIAC	$495 - 1,045	Watch specialty jewelry stores worldwide, www.watchstation.com and www.zodiacwatches.com

        Licensed brands.    We have entered into multi-year, worldwide exclusive license agreements for the manufacture, distribution and sale of watches bearing the brand names of certain globally recognized fashion companies. The following table sets forth information with respect to our primary licensed watch products:

Brand	Suggested Retail Price Point Range	Expiration Date	Primary Distribution Channels
ADIDAS	$40 - 195	12/31/2017	Department stores, major sports stores, specialty retailers, jewelry stores, Adidas stores worldwide and www.watchstation.com
ARMANI EXCHANGE	$100 - 240	12/31/2013	Department stores, specialty retailers, duty free stores worldwide, Armani Exchange boutiques worldwide, www.armaniexchange.com and www.watchstation.com
BURBERRY	$395 - 3,995	12/31/2013	Department stores, specialty retailers, duty free stores worldwide, Burberry boutiques worldwide, and www.watchstation.com
DIESEL	$100 - 595	12/31/2015	Department stores, specialty retailers, Diesel boutiques worldwide, www.dieseltimeframes.com and www.watchstation.com
DKNY	$75 - 275	12/31/2014	Department stores, jewelry stores, specialty retailers, DKNY boutiques worldwide and www.watchstation.com
EMPORIO ARMANI	$195 - 695	12/31/2013	Department stores, specialty retailers, major jewelry and watch stores, Emporio Armani boutiques worldwide, duty free stores worldwide, www.emporioarmaniwatches.com and www.watchstation.com
MARC BY MARC JACOBS	$125 - 600	12/31/2015	Department stores, specialty retailers, Marc by Marc Jacobs boutiques worldwide and www.watchstation.com
MICHAEL KORS	$120 - 795	12/31/2015	Department stores, specialty retailers, jewelry stores, duty free stores worldwide, Michael Kors boutiques nationwide and www.watchstation.com

        The continuation of our significant license agreements is important to the growth of our watch business. The Emporio Armani, Armani Exchange and Burberry licenses expire December 31, 2013, and we are negotiating new long-term contracts to continue our distribution of these licensed brand products. Sales of our licensed watch products accounted for 45.2% of our consolidated net sales for fiscal year 2012. In fiscal year 2011, we entered into an exclusive global licensing agreement with Karl Lagerfeld for watches, which launched worldwide in the first quarter of 2013. In February 2013, we announced an exclusive global licensing agreement with Tory Burch for watches, which are expected to launch worldwide in late 2014.

        Private label and other.    We design, market and arrange manufacturing of certain retailers' private label and owned brand watches or as premium and incentive items for use in various corporate events. Under these arrangements, we perform design and product development functions, as well as act as a sourcing agent for our customers by contracting for and managing the manufacturing process, purchasing and inspecting the finished product and arranging for shipment. Participation in the private label and premium businesses provides us with certain advantages, including increased assembly volume, which may reduce the costs of assembling our other products, and the strengthening of business relationships with our manufacturing sources.

Fashion accessories

        In order to leverage our design and marketing expertise and our close relationships with our principal retail customers, primarily in the U.S. and Europe, we have developed a line of fashion accessories for both men and women, including handbags, belts, small leather goods, jewelry and sunglasses. We also offer a line of soft accessories including hats, gloves and scarves under the FOSSIL brand. Our handbags are made of a variety of fine leathers and other materials that emphasize classic styles and incorporate a variety of creative designs. Our small leather goods are typically made of fine leathers or other man-made materials and include items such as mini-bags, coin purses, cosmetic bags and wallets. Our jewelry lines include earrings, cufflinks, necklaces, rings and bracelets marketed under the EMPORIO ARMANI, DIESEL, DKNY, FOSSIL, SKAGEN and MICHAEL KORS brands and typically include materials such as base metals, stainless steel, semi-precious stones or silver jewelry with 18K gold plating on top. We offer 100% UV protected fashion sunglasses in both the FOSSIL and RELIC brands. Our soft accessories are made of a variety of blends consisting of natural yarns such as cotton, wool, cashmere, angora and alpaca, as well as man-made blends including acrylic, viscose and nylon. We currently sell our fashion accessories through a number of our existing major department store and specialty retail store customers, as well as our Company-owned retail stores, www.fossil.com, other internationally-owned e-commerce sites and through our catalog operations. In the U.S. and certain international markets, we generally market our fashion accessory lines through the same distribution channels as our watches using similar in-store presentations, graphics and packaging. These fashion accessories are typically sold in locations adjacent to watch departments, which may lead to purchases by persons who are familiar with our watch brands. Sales of our accessory lines for fiscal years 2012, 2011 and 2010 accounted for approximately 22.9%, 26.0% and 27.4%, respectively, of our consolidated net sales.

        The following table sets forth information about our fashion accessories:

Brand	Accessory Category	Suggested Retail Price Point Range	Primary Distribution Channel
FOSSIL	Handbags Small Leather Goods Belts Gifts Sunglasses Jewelry	$78 - 268 $25 - 115 $24 - 48 $24 - 85 $50 - 90 $24 - 198	U.S. department stores (Dillard's, Macy's, Nordstrom, and Belk), specialty retailers (The Buckle), better European specialty and department stores (Karstadt, El Corte Ingles, Kaufhof, Galeries Lafayette, Christ, Debenhams and House of Fraser), Company-owned stores, our catalogs and www.fossil.com
EMPORIO ARMANI	Jewelry	$75 - 325	Department stores, specialty retailers, major jewelry stores, Emporio Armani boutiques worldwide, duty free stores worldwide and www.emporioarmani.com
DIESEL	Jewelry	$40 - 150	Department stores, domestic and international specialty retailers and Diesel retail stores worldwide
DKNY	Jewelry	$30 - 200	International department stores, specialty retailers, jewelry stores and DKNY boutiques
RELIC	Sunglasses Handbags Small Leather Goods Belts	$30 - 38 $40 - 108 $22 - 48 $18 - 30	U.S. department stores (JCPenney, Kohl's and Sears) and www.relicbrand.com
MICHAEL KORS	Jewelry	$45 - 595	Department stores, specialty retailers, jewelry stores, duty free stores worldwide and Michael Kors boutiques nationwide
SKAGEN	Jewelry	$15 - 80
U.S. department stores (Dillard's, Macy's, Lord and Taylor, Von Maur, Belk and Nordstrom), U.S. specialty stores and independent retailers, U.S military, European department stores (Karstadt, Galeries Lafayette, Kaufhof, House of Fraser), European specialty stores (Christ) and independent retailers, Asian speciality stores (City Chain, Tic Tac, On Time) and independent retailers, Company-owned stores (Skagen, Watch Station International retail stores and outlets) and www.skagen.com

Clothing

        The FOSSIL clothing collection is designed for both men and women and includes jeans, outerwear, fashion tops and bottoms and tee shirts. The products' unique vintage-inspired style, packaging and graphics capture the energy and spirit of the FOSSIL brand. As of December 29, 2012, the FOSSIL clothing collection was offered through 33 Company-owned stores located in leading malls and retail locations in the U.S and internationally. The line is also available at www.fossil.com and through our catalogs. Sales for our clothing collection for fiscal years 2012, 2011 and 2010 accounted for approximately 0.7%, 0.6% and 0.8%, respectively, of our consolidated net sales.

Licensed eyewear

        We have licensed our FOSSIL and RELIC brands to the Safilo Group, who manufactures, markets, and sells optical frames under the FOSSIL and RELIC brands in the U.S. and Canada. The license agreement provides for royalties to be paid to us based on a percentage of net sales and includes certain guaranteed minimum royalties.

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

        In order to respond effectively to changing consumer preferences, we attempt to stay abreast of emerging lifestyle and fashion trends affecting accessories and clothing. In addition, we attempt to take advantage of the constant flow of information from our customers and our retail stores and e-commerce sites regarding the retail performance of our products. We review weekly sales reports provided by a substantial number of our customers, as well as daily sales reports generated from our Company-owned retail stores and e-commerce sites, containing information with respect to sales and inventories by product category and style. Once a trend in the retail performance of a product category or style has been identified, our design and marketing staffs review their product design decisions to ensure that key features of successful products are incorporated into future designs. Other factors having an influence on the design process include the availability of components, the capabilities of the factories that will manufacture the products for us and the anticipated retail prices and profit margins for the products. Our creative teams have access to our Company's product design archives and are regularly updated on all the various new components, hardware and materials that become available. Over the last few years, our focus has been on transforming our approach in design and development from an assortment-rich offering to an iconic platform presentation. This has enhanced our ability to develop and share compelling stories within the platforms through a narrower range of product offerings, thereby reducing inventory risk and improving lead times. We initially developed this approach in our watch business, and we are now in the early stages of applying a similar approach to our leather and jewelry businesses.

        We differentiate our products from those of our competitors principally by incorporating into our product designs innovations in fashion details, including variations in the materials and treatments used for dials, crystals, cases, straps and bracelets for our watches, and innovative details and treatments in our other accessories. We also incorporate certain proprietary technology or integrate our suppliers' technologies in certain of our watch products. In some instances, we believe that such innovations have allowed us to achieve significant improvements in consumer acceptance of our product offerings. We believe that the substantial experience of our design staff will assist us in maintaining our current leadership position in the watch and handbag categories and in expanding the scope of our product offerings.

Marketing and promotion

        Our marketing strategy for each of our proprietary brands is to deliver a coordinated and consistent brand image to the consumer regardless of where the consumer comes into contact with the brand. This permeates from point of sale merchandise displays, print and media advertising, our websites, our catalogs, retail stores, and the product packaging to the product itself. We identify our advertising themes and coordinate our packaging, advertising and point of sale material around these themes. These themes are carefully coordinated in order to convey American vintage styling and the aspirational viewpoint that we associate with our products. Our vintage-inspired tin packaging concept for many of our watch products and certain of our accessories is an example of these marketing themes. While our marketing themes typically change each year, the core image of the brand is designed to endure, only changing slightly to keep it fresh and relevant to our targeted consumer. For our licensed brands, we incorporate many of the same concepts but derive the themes generally from the licensors.

        We participate in cooperative advertising programs with our major retail customers, whereby we share the cost of certain of their advertising and promotional expenses. An important aspect of the marketing process involves the use of in-store visual support and other merchandising materials, including packages, signs, posters and fixtures. Through the use of these materials, we attempt to differentiate the space used to sell our products from other areas of our customers' stores. We also promote the use of our shop-in-shop concept for watches, jewelry, handbags, small leather goods and watch and jewelry concessions, primarily in Asia and Europe. Our shop-in-shop concept involves the use of dedicated space within a customer's store to create a brand "shop" featuring our products and visual displays. The concessions we run allow us to essentially operate all or a portion of the watch and jewelry department within our customers' stores, thereby permitting us to control merchandising, inventory levels, build-out and branding decisions and, more importantly, the interaction with the end consumer. We also provide our customers with a large number of preprinted customized advertising inserts and from time to time stage promotional events designed to focus public attention on our products.

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

        We advertise, market and promote our products to consumers through a variety of media, including direct mail catalogs, catalog inserts, print media and the Internet. We also distribute FOSSIL catalogs in the U.S. and certain international markets, which are produced by our in-house staff and feature selected FOSSIL branded products. Additionally, we are now utilizing a similar strategy for the promotion of the MICHELE brand and multi-brand products in our Watch Station International stores. The timing of these catalogs is generally coordinated with seasonal shopping periods and generally peak during the year end holiday season. The scope of the distribution of these catalogs is determined by our management based on consumer response. We regularly monitor and analyze the productivity of our marketing activities, including catalog mailings and Internet-based search advertising, in an effort to optimize our spending in this area. As a result of this analysis, we reduced the number of our global catalog circulation in 2011 and again in 2012, while still generating higher incremental sales and profitability in our Direct to consumer segment. We believe our catalogs are a cost-effective way of enhancing our proprietary brands and driving sales to our retail stores, e-commerce sites and wholesale customers.

Sales and customers

        General.    Domestically, we sell our products in retail locations in the U.S. through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores and mass market stores. For our FOSSIL, MICHELE and licensed branded products, our primary department store customers include Neiman Marcus, Saks Fifth Avenue, Bloomingdales, Nordstrom, Macy's and Dillard's. For our RELIC brand, our primary customers include JCPenney and Kohl's. For our SKAGEN brand, our primary customers include Macy's, Nordstrom and Dillard's. Many of our licensed branded products are also sold through each respective licensor's boutique stores and websites. We maintain sales offices in several major cities across the U.S. staffed with sales associates to assist in managing our department and specialty store accounts and employ a nationwide staff of merchandise coordinators who work with the stores to ensure that our products are displayed appropriately. We also sell certain of our FOSSIL branded products at Company-owned FOSSIL retail stores and outlet stores located throughout the U.S., and through our catalogs and website at www.fossil.com. In addition, we sell certain of our proprietary and licensed watch products, as well as upscale watch brands of other companies, such as Citizen and Swiss Army, at our Company-owned Watch Station International retail stores in the U.S. and through our website at www.watchstation.com.

        We maintain subsidiary offices in Australia, Austria, Belgium, Canada, China, Denmark, France, Germany, Hong Kong, India, Italy, Japan, Macau, Malaysia, Mexico, the Netherlands, Norway, Singapore, South Korea, Spain, Sweden, Switzerland, Taiwan and the United Kingdom. Our European headquarters is located in Basel, Switzerland, and our Asia headquarters is located in Hong Kong. Internationally, our products are sold to department stores and specialty retail stores in approximately 130 countries worldwide through 23 Company-owned foreign subsidiaries, a network of over 60 independent distributors, Company-owned retail stores and websites and licensed or franchised FOSSIL retail stores, retail concessions operated by us and kiosks. Foreign distributors generally purchase products from us at uniform prices established by us for all international sales and resell them to department stores and specialty retail stores. We generally receive payment from our foreign distributors in U.S. dollars. We generally do not have long-term contracts with any of our retail customers. All transactions between us and our retail customers are conducted on the basis of purchase orders, which generally require payment of amounts due to us on a net 30 day basis for most of our U.S.-based customers and up to 120 days for certain international customers. No customer accounted for 10% or more of our consolidated net sales in fiscal years 2012, 2011 or 2010. Net sales for geographic segments are generally based on the location of the customers. For more information on our geographic segments, see Note 18—Major Customer, Segment and Geographic Information to our Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K.

        U.S. wholesale sales.    For fiscal years 2012, 2011 and 2010, U.S. wholesale sales accounted for approximately 32.7%, 34.7% and 35.9% of our consolidated net sales, respectively, and the aggregate sales to our 10 largest customers in the U.S. wholesale channel represented approximately 20.8%, 21.1% and 23.5% of consolidated net sales, respectively.

        International wholesale sales.    During the fiscal years 2012, 2011 and 2010, international wholesale sales, including sales to third-party distributors, accounted for approximately 42.3%, 41.6% and 40.3% of consolidated net sales, respectively. Wholesale sales within Germany, excluding sales to third-party distributors located outside of Germany, accounted for approximately 12.4%, 15.0% and 14.7% of consolidated net sales in fiscal years 2012, 2011 and 2010, respectively.

        Company-owned stores.    Our various retail store formats focus on creating emotional connections with our customer through an intense branding experience and personalized customer service. We strive to provide an inviting and welcoming environment for our customers that enhance our brand image and seek brand loyalty by continually delivering innovative vintage-inspired products that meet our customers' tastes.

        The following table sets forth the number of stores by brand and concept as of December 29, 2012 and December 31, 2011:

	December 29, 2012			December 31, 2011
	North America	Outside of North America	Total	North America	Outside of North America	Total
FOSSIL accessory stores	106	145	251	103	142	245
FOSSIL outlet stores	77	45	122	65	25	90
Watch Station International outlet stores	22	13	35	10	4	14

Outlet stores	99	58	157	75	29	104
FOSSIL clothing stores	31	2	33	32	4	36
Full-price Watch Station International	5	6	11	2	2	4
Other full-price multi-brand	0	7	7	0	9	9

Full-price multi-brand	5	13	18	2	11	13
SKAGEN stores	6	8	14	0	0	0

Total stores	247	226	473	212	186	398

FOSSIL accessory stores

        We operate full-price FOSSIL accessory retail stores ("Accessory Stores") in order to broaden the recognition of the FOSSIL brand name. Accessory Stores carry a full assortment of FOSSIL watches and other accessories that are generally sold at the suggested retail price. We believe our Accessory Stores present a key growth strategy for us on a worldwide basis. At the end of fiscal 2012, the average size of our Accessory Stores was 1,410 square feet, but each store can vary in size based on its geographic location. For example, our international-based stores are generally smaller in square footage than our U.S.-based stores due to smaller retail store configurations generally available in international markets. The table below sets forth information about our Accessory Stores for the last five fiscal years:

Fiscal Year	Open At Beginning of Period	Opened During Period	Closed During Period	Open at End of Period	Total Gross Square Footage (in thousands)	Percentage Increase in Square Footage	Average Gross Square Footage Per Retail Store
2008	113	79	1	191	258.6	68.4%	1,354
2009	191	29	2	218	296.2	14.5%	1,359
2010	218	20	8	230	311.4	5.1%	1,354
2011	230	22	7	245	337.7	8.4%	1,378
2012	245	16	10	251	354.0	4.8%	1,410

Outlet stores

        We operate FOSSIL outlet stores at selected major outlet malls throughout the U.S. and certain international locations. We operate outlets under both the FOSSIL and Watch Station International names. Our outlets operating under the FOSSIL name not only increase our brand awareness, but also enable us to liquidate excess inventory generally at significantly better prices than we would obtain through third-party liquidators. We generally discount products in our outlet stores from 25% to 75%

off our suggested retail price. The table below sets forth information about our outlet stores during the last five fiscal years:

Fiscal Year	Open At Beginning of Period	Opened During Period	Closed During Period	Open at End of Period	Total Gross Square Footage (in thousands)	Percentage Increase in Square Footage	Average Gross Square Footage Per Retail Store
2008	80	5	3	82	207.6	0.7%	2,532
2009	82	12	4	90	212.5	2.4%	2,361
2010	90	9	6	93	221.1	4.0%	2,377
2011	93	15	4	104	238.3	7.8%	2,291
2012	104	54	1	157	350.5	47.1%	2,233

Other direct to consumer

        We offer FOSSIL brand clothing through specially designed Company-owned clothing stores. Our clothing stores carry our full clothing line along with an assortment of certain FOSSIL watch and accessory products. We sell certain of our proprietary and licensed brand watches, as well as watches manufactured by other companies in our Watch Station International stores.

        We have an agreement with the House of Fraser ("HOF"), a U.K.-based department store, which allows us to operate the watch department in certain HOF stores. Under this agreement, we own the inventory within the HOF store, provide the labor to operate the department and pay HOF a commission on the retail watch sales generated in the stores. As of December 29, 2012, we operated the watch department in 45 HOF stores. Although we include the net sales derived from the HOF stores in our Direct to consumer segment, we do not include the number of locations associated with this arrangement in our retail store count.

        Internet sales.    Our U.S. e-commerce website for FOSSIL branded products is www.fossil.com. We also operate e-commerce websites in Australia, Austria, China, France, Germany, Italy, Japan, the Netherlands, South Africa and the United Kingdom. In October 2012, we began shipping to Canada and Mexico through our U.S. e-commerce website. Each website features a full selection of geographically specific FOSSIL brand products. Certain of our websites also provide customer service, company news and shareholder information. Our websites are continually updated to provide a fresh look and an easy-to-navigate interface that enhances our brand image, while allowing consumers a pleasing shopping experience or a preview of what they may find at their local store carrying the brand. Since its launch, the www.fossil.com website has been promoted consistently in support of online brand and direct sales goals. Our online marketing efforts include the following: search/keyword marketing programs through major search partners including Google Affiliate Network, Microsoft Network and Yahoo!; regular e-mail communications sent using Email Service Providers to over one million registered consumers; product and promotional banners presented on affiliate networks and display banner networks; and online brand initiatives through social networks such as Facebook, Twitter and YouTube in support of viral and traditional brand initiatives. We have leveraged our e-commerce infrastructure by opening websites to support our licensed and owned brands, including www.dieseltimeframes.com, www.emporioarmaniwatches.com, www.michele.com, www.relicbrand.com, www.skagen.com, www.watchstation.com and www.zodiacwatches.com, as well as our international FOSSIL brand website located at www.fossilglobal.com.

        Catalogs.    In fiscal year 2012, we distributed approximately 11.0 million FOSSIL catalogs in the U.S., a decrease from 16.2 million in fiscal year 2011, and we distributed 1.4 million FOSSIL catalogs internationally, a decrease from 2.4 million in fiscal year 2011. We typically distribute several versions of our catalog each year with approximately half the catalogs being distributed during our fourth quarter. In fiscal year 2012, we utilized our customer relationship management database to optimize and reduce our global circulation strategy, resulting in higher profitability. We view our catalogs as a key communication and advertising tool for the FOSSIL brand, further enhancing and focusing the brand image, as well as promoting sales across all of our distribution channels.

        During fiscal years 2012, 2011 and 2010, our Direct to consumer segment, which includes sales from Company-owned stores, catalogs and e-commerce businesses, accounted for approximately 25.0%, 23.7% and 23.8% of consolidated net sales, respectively.

Facilitating our wholesale distribution

        We utilize an in-house sales staff and, to a lesser extent, independent sales representatives to promote the sale of our products to retail accounts. Our in-house sales personnel receive a salary and, in some cases, a commission based on a percentage of sales attributable to specified accounts. Independent sales representatives generally do not sell competing product lines and are under contracts with us that are generally terminable by either party upon notice ranging from 15 days to six months. These independent contractors are primarily compensated on a commission basis.

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

        We permit the return of damaged or defective products. In addition, although we have no obligation to do so, we accept limited amounts of product returns from our wholesale customers in other instances. Accordingly, we provide allowances for the estimated amount of product returns. The allowances for product returns as of the end of fiscal years 2012, 2011 and 2010 were $65.3 million, $61.6 million and $62.7 million, respectively. We have not historically experienced returns in excess of our aggregate allowances.

Backlog

        It is the practice of a substantial number of our customers not to confirm orders by delivering a formal purchase order until a relatively short time prior to the shipment of goods. As a result, the amount of unfilled customer orders includes confirmed orders and orders that we believe will be confirmed by delivery of a formal purchase order. A majority of such amounts represent orders that have been confirmed. The remainder of such amounts represents orders that we believe, based on industry practice and prior experience, will be confirmed in the ordinary course of business. Our backlog at a particular time is affected by a number of factors, including seasonality and the scheduling of the manufacture and shipment of our products. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. At the end of fiscal year 2012, we had unfilled customer orders of approximately $203.0 million compared to $112.6 million and $137.8 million at the end of fiscal years 2011 and 2010, respectively.

Manufacturing

        During fiscal 2012, more than 60% of the watches we procured from Asia were assembled through our two majority-owned entities. The remaining watches we procured from Asia were assembled by approximately 50 unrelated factories located primarily in Hong Kong and China, which includes almost all the production and assembly of our digital and mass market watches. During fiscal year 2012, our Swiss-made watches were assembled primarily in three third-party factories in Switzerland. During fiscal year 2012, approximately 60% of our jewelry products were manufactured by one of our majority-owned entities. The remaining 40% of our jewelry products were manufactured by approximately 25 factories located primarily in China. Although we have no ownership interest in these unrelated watch and jewelry factories, Fossil East maintains oversight and control of the supply chain from design through final delivery of the finished product as it does with our related factories. We believe substantial ownership of the assembly factories that produce a majority of our fashion watches and jewelry is critical to our operating model, as we believe this allows us to keep our designs proprietary, control the size of our production runs and vertically manage our supply chain.

        The principal components used in the assembly of our watches are cases, crystals, dials, movements, hands, bracelets and straps. These components are obtained from a large number of suppliers located principally in China, Hong Kong, India, Italy, Japan, South Korea, Switzerland and Thailand. The majority of the movements, cases, dials, bracelets and hands used in the assembly of our watches are supplied by seven principal vendors. During fiscal years 2012, 2011 and 2010, one vendor was responsible for supplying approximately 28%, 31% and 28% of our case and bracelet components, respectively. Additionally, two vendors were responsible for supplying approximately 88%, 85% and 81% of our movements in fiscal years 2012, 2011 and 2010, respectively. The principal materials used in the manufacture of our jewelry products are base metals, stainless steel, semi-precious stones or silver jewelry with 18K gold plating on top. These components are primarily obtained from the same factories that we use for our watches. Except for the one case and bracelet vendor and the two movement vendors noted above, we do not believe that our business is materially dependent on any single component supplier.

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

        During fiscal year 2012, all of the manufacturing of our handbags, small leather goods, belts, sunglasses and clothing was outsourced. We believe that our policy of outsourcing the production of these product categories allows us flexibility in selecting our suppliers while avoiding significant capital expenditures, build-ups of work-in-process inventory and the costs of managing a substantial production work force. We have a Code of Conduct for Manufacturers ("Manufacturer Code") that sets forth the corporate responsibility requirements for our suppliers, including compliance with international labor and human rights standards and environmental laws and regulations. Before supplying products to us, our manufacturers sign an agreement that includes a commitment to abide by our Manufacturer Code. For more information on our Manufacturer Code, see "Code of Conduct for Manufacturers."

        Our products are assembled or manufactured according to plans that reflect management's estimates of product performance based on recent sales results, current economic conditions and prior experience with manufacturing sources. The average lead time from the commitment to purchase products through the production and shipment thereof ranges from two to four months for our watches, leather goods, jewelry, sunglasses and clothing. We believe that the close relationships, including ownership interests in some cases, we have established and maintain with our principal assembly or manufacturing sources constitute a significant competitive advantage and allow us to quickly and efficiently introduce innovative product designs and alter production in response to the retail performance of our products.

Code of Conduct for Manufacturers

        We are committed to ethical and responsible conduct in all of our operations and respect for the rights of all individuals. We strive to ensure that human rights are upheld for all workers involved in our supply chain, and that individuals experience safe, fair and non-discriminatory working conditions. In addition, we are committed to compliance with applicable environmental requirements and are committed to seeing that all of our products are manufactured and distributed in compliance with applicable environmental laws and regulations. We expect that our business partners will share these commitments, which we enforce through our Manufacturer Code.

        Our Manufacturer Code specifically requires our manufacturers to not use child, forced or involuntary labor and to comply with applicable environmental laws and regulations. We provide training to our factories related to the Manufacturer Code and the applicable laws in the country in which the factory is located. The training provides the factories with a more in-depth explanation of the Manufacturer Code.

        In addition to the contractual obligation, we evaluate our suppliers' compliance with the Manufacturer Code through audits conducted both by our employees and third party compliance auditing firms. In most cases, the audits are announced. If we believe that a supplier is failing to live up to the standards of the Manufacturer Code, we may terminate the supplier or provide the supplier with an opportunity to remedy the non-compliance through the implementation of a corrective action plan. For those suppliers on a corrective action plan, we will work with the supplier as necessary to help them understand the non-compliance and provide advice on how to remedy the non-compliance. We usually conduct a follow-up audit to confirm compliance after the implementation of the corrective action plan. Should the supplier continue to fail to meet our standards, we may seek to eliminate such supplier from our supply chain.

Quality control

        Our quality control program attempts to ensure that our products meet the standards established by our product development staff. Samples of products are inspected by us prior to placing orders with factories to ensure compliance with our technical design specifications. We also typically inspect "top of production" prototypes of each product before commencing production. The operations of our Hong Kong and Chinese factories are monitored on a periodic basis by Fossil East, and the operations of our Swiss factories are monitored on a periodic basis by Montres Antima SA, one of our foreign operating subsidiaries. Substantially all of our watches, jewelry and certain of our other accessories are inspected by personnel of Fossil East or by the assembly/manufacturing facility prior to shipment to our distribution centers. Final inspections, on a sampling basis, occur when the products are received in our distribution centers. We believe that our policy of inspecting our products at the assembly/manufacturing facility, upon receipt at our distribution facilities and prior to shipment to our customers is important to maintain the quality, consistency and reputation of our products.

Distribution

        Upon completion of assembly/manufacturing, the majority of our products are shipped to one of our warehousing and distribution centers in Texas, Germany or Hong Kong, from which they are shipped to subsidiary warehouses or directly to customers in selected markets. Our centralized warehouse and distribution facilities allow us to maximize our inventory management and distribution capabilities and more readily meet the varying distribution requirements placed on us by our customers at a lower cost. Our facilities in Texas and Germany are equipped with automated material handling equipment operated by world-class software from SAP and Manhattan Associates. The automated equipment and operating systems, in conjunction with the continual sampling of our outgoing orders prior to shipment, are important in maintaining the quality, accuracy, speed and reputation of our products and distribution service.

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

        Enterprise resource planning.    We have implemented SAP ERP in our U.S. operations and throughout most of Europe. This software is installed on a single site platform located in our U.S. headquarters facility. The software currently supports the human resources, sales and distribution, inventory planning, retail merchandising and operational and financial reporting systems of our U.S. businesses and most subsidiary operations in Europe. We do not believe our subsidiary sales operations in Asia are of a size at this time to effectively benefit from our SAP software application. However, we implemented our SAP financial, planning and warehouse management modules in Hong Kong to provide efficiencies to further support our regional warehouse in Hong Kong and the related supply chain associated with our local country operations, including our Company-owned retail stores throughout Asia. We have implemented Navision as our standard system throughout most of our Asia distribution and manufacturing subsidiary operations. The Navision system supports many of the same functions as our SAP system on a local country level.

        Data security.    Our business involves the receipt and storage of personal information about customers and employees, the protection of which is critical to us. If we experience a significant breach of customer or employee data it could attract a substantial amount of media attention, damage our customer relationships and reputation and result in lost sales, fines, or lawsuits. Our Audit Committee annually reviews our data security risks, and we have obtained insurance liability coverage for certain data security or privacy breaches.

Warranty and repair

        Our FOSSIL watch products sold in the U.S. are covered by a limited warranty against defects in materials or workmanship for a period of 11 years from the date of purchase. Our RELIC watch products sold in the U.S. are covered by a comparable 12 year warranty while other watches sold by us in the U.S. are covered by a comparable two year limited warranty. SKAGEN branded watches are covered by a lifetime warranty against defects due to faulty material or workmanship, subject to normal conditions of use. Generally, all of our watch products sold in Canada, Europe and Asia are covered by a comparable two year limited warranty. The majority of our defective watch products returned by consumers in North America are processed at our repair facilities in Texas while defective watch products returned by consumers in Europe are processed at our repair facilities in France. We also maintain repair facilities at a majority of our subsidiaries, as well as through our network of third-party distributors to handle repairs which are minor in nature or are not convenient to one of our centralized repair facilities. In most cases, defective products under warranty are repaired by our personnel or third-party distributors. We attempt to retain adequate levels of component parts to facilitate after-sales service of our watches, even after specific styles are discontinued. We have a component parts system that tracks the inventory of our various component replacement parts that can be utilized by our repair facilities for identifying stock levels and availability for procurement. Watch and non-watch products under warranty that cannot be repaired in a cost-effective manner are replaced by us at no cost to the customer. Our warranty liability at the end of fiscal years 2012, 2011 and 2010 was $13.4 million, $11.0 million and $8.5 million, respectively. In fiscal years 2012, 2011 and 2010, repair services accounted for approximately 0.9%, 0.8% and 0.8%, respectively, of our consolidated net sales.

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

        General.    We are subject to laws regarding customs, tax, employment, privacy, truth-in-advertising, consumer product safety, zoning and occupancy and other laws and regulations that regulate and/or govern the importation, promotion and sale of consumer products and our corporate, retail and distribution operations.

Intellectual property

        Trademarks.    We use our FOSSIL, MICHELE, RELIC, SKAGEN and ZODIAC trademarks, as well as other trademarks on certain of our watches, leather goods, clothing and other fashion accessories in the U.S. and in a significant number of foreign countries. We have taken steps to establish or provide additional protection for our trademarks by registering or applying to register our trademarks for relevant classes of products in each country where our products are sold in addition to certain foreign countries where it is our intent to market our products in the future. Each registered trademark may be renewable indefinitely, so long as we continue to use the mark in the applicable jurisdiction and make the appropriate filings when required. We aggressively protect our trademarks and trade dress and pursue infringement both domestically and internationally. We also pursue counterfeiters both domestically and internationally through leads generated internally, as well as through our business partners worldwide. In certain cases, we track serial numbers of our products or we etch microscopic identification markings on certain of our watches in order to identify potential customers who might be diverting product into a parallel market.

        Patents.    We continue to explore innovations in the design and assembly of our watch products. As a result, we have been granted, and have pending, various U.S. and international design and utility patents related to certain of our watch designs and features. We also have been granted, and have pending, various U.S. patents related to certain of our other products and technologies. As of December 29, 2012, none of our patents were material to our business.

        License agreements.    A significant portion of our growth in sales and net income is, and is expected to continue to be, derived from the sales of products produced under licensing agreements with third-parties. Under these license agreements, we generally have the right to produce, market and distribute certain products utilizing the brand names of other companies. Our significant license agreements have various expiration dates between 2013 and 2017. In 2011, we entered into an exclusive global licensing agreement with Karl Lagerfeld for watches, which launched worldwide in the first quarter of 2013. In February 2013, we announced an exclusive global licensing agreement with Tory Burch for watches, which are expected to launch worldwide in late 2014.

Seasonality

        Although the majority of our products are not seasonal, our business is seasonal by nature. A significant portion of our net sales and operating income is generated during the third and fourth quarters of our fiscal year, which includes the "back to school" and Christmas seasons. Additionally, as our Direct to consumer segment sales continue to increase as a percentage of our sales mix, they will benefit our sales and profitability in our fiscal fourth quarter, generally at the expense of our fiscal first and second quarters when it is more difficult to leverage our Direct to consumer segment expenses against our Direct to consumer segment sales. The amount of net sales and operating income generated during our fiscal fourth quarter also depends upon the anticipated level of retail sales during the Christmas season, as well as general economic conditions and other factors beyond our control. In addition, the amount of net sales and operating income generated during our fiscal first quarter depends in part upon the actual level of retail sales during the Christmas season. Lower levels of inventory held by our wholesale customers at the end of the Christmas season may result in higher levels of restocking orders placed by them during our fiscal first quarter.

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

        Although the level and nature of competition varies among our product categories and geographic regions, we believe that we compete on the basis of style, price, value, quality, brand name, advertising, marketing, distribution and customer service. We believe that our ability to identify and respond to changing fashion trends and consumer preferences, to maintain existing relationships and develop new relationships with manufacturing sources, to deliver quality merchandise in a timely manner and to manage the retail sales process are important factors in our ability to compete. We also believe that our distinctive business model of owning the distribution in many key markets and offering a globally recognized portfolio of proprietary and licensed-branded products allows for many competitive advantages over smaller, regional or local competitors. This "ownership of the market" allows us in certain countries to bypass the local distributor's cost structure resulting in more competitively priced products while also generating higher product and operating margins.

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

Employees

        As of December 29, 2012, we employed approximately 14,000 persons, including approximately 7,200 persons employed by our foreign operating subsidiaries.

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

        The global economic environment has been challenging during the past several years. Depressed real estate values, reduced lending by banks, solvency concerns of major financial institutions and certain foreign countries and high levels of unemployment have negatively impacted the level of consumer spending for discretionary items. This has affected our business as it is dependent on consumer demand for our products. Although we have seen a slight improvement in the overall economy recently, global economic conditions, particularly in Europe, remain fragile, and the possibility remains that the domestic or global economies, or certain industry sectors of those economies that are key to our sales, may continue to be slow or could further deteriorate, which could result in a corresponding decrease in demand for our products and negatively impact our results of operations and financial condition. In particular, during fiscal 2012, we derived 24.4% of our net sales from our Europe wholesale segment. Any adverse change in the European economy could materially impact our net sales.

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

        A significant portion of our growth in sales and net income is, and is expected to continue to be, derived from the sales of products produced under license agreements with third parties. Under these license agreements, we generally have the right to produce, market and distribute certain products utilizing the brand names of other companies. We sell products under certain licensed brands, including, but not limited to, ADIDAS, ARMANI EXCHANGE, BURBERRY, DIESEL, DKNY, EMPORIO ARMANI, MARC BY MARC JACOBS and MICHAEL KORS. Sales of our licensed products amounted to 47.4% of our consolidated net sales for fiscal year 2012. Our significant license agreements have various expiration dates between 2013 and 2017. In addition, certain license agreements may require us to make minimum royalty payments, subject us to restrictive covenants or require us to comply with certain other obligations and may be terminated by the licensor if these or other conditions are not met or upon certain events. We may not be able to continue to meet our obligations or fulfill the conditions under these agreements in the future. In addition, we may be unable to renew our existing license agreements beyond the current term or obtain new license agreements to replace any lost license agreements on similar economic terms or at all. The failure by us to maintain or renew one or more of our existing license agreements could result in a meaningful decrease in our sales and have a material adverse effect on our results of operations.

         Certain key components in our products come from limited sources of supply, which exposes us to potential supply shortages that could disrupt the manufacture and sale of our products.

        We and our contract manufacturers currently purchase a number of key components used to manufacture our products from limited sources of supply for which alternative sources may not be readily available. Any interruption or delay in the supply of any of these components could significantly harm our ability to meet scheduled product deliveries to our customers and cause us to lose sales. Interruptions or delays in supply may be caused by a number of factors that are outside of our and our contractor manufacturers' control, such as natural disasters like the March 2011 earthquake and tsunami in Japan. In addition, the purchase of these components on a limited source basis subjects us to risks of price increases and potential quality assurance problems. An increase in the cost of components could make our products less competitive and result in lower gross margins. In the event that we can no longer obtain materials from these limited sources of supply, we might not be able to qualify or identify alternative suppliers in a timely fashion. Any extended interruption in the supply of any of the key components currently obtained from a limited source or delay in transitioning to a replacement supplier could disrupt our operations and significantly harm our business in any given period. If our supply of certain components is disrupted, our lead times are extended or the cost of our components increases, our business, operating results and financial condition could be materially affected.

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

         We are subject to laws and regulations in the U.S. and the many countries in which we operate. Violations of laws and regulations, or changes to existing laws or regulations, could have a material adverse effect on our financial condition or results of operations.

        Our operations are subject to domestic and international laws and regulations in a number of areas, including, but not limited to, labor, advertising, consumer protection, real estate, product safety, e-commerce, promotions, intellectual property, tax, import and export, anti-corruption, foreign exchange controls and cash repatriation, data privacy, anti-competition, environmental, health and safety. Compliance with these numerous laws and regulations is complicated, time consuming and expensive, and the laws and regulations may be inconsistent from jurisdiction to jurisdiction, further increasing the difficulty and cost to comply with them. New laws and regulations, or changes to existing laws and regulations, could individually or in the aggregate make our products more costly to produce, delay the introduction of new products in one or more regions, cause us to change or limit our business practices, or affect our financial condition and results of operations. We have implemented policies and procedures designed to ensure compliance with the numerous laws and regulations affecting our business, but there can be no assurance that our employees, contractors, or agents will not violate such laws, regulations or our policies related thereto. Any such violations could have a material adverse effect on our financial condition or operating results.

         Reduced lending by banks could have a negative impact on our customers, suppliers and business partners, which in turn could materially and adversely affect our results of operations and liquidity.

        The reduction in lending by banks has had, and may continue to have, a significant negative impact on businesses around the world. Although we believe that our cash provided by operations and available borrowing capacity under our U.S. credit facility will provide us with sufficient liquidity for the foreseeable future, the impact of reduced lending on our customers, business partners and suppliers cannot be predicted and may be quite severe. The inability of our manufacturers to ship our products could impair our ability to meet delivery date requirements. A disruption in the ability of our significant customers, distributors or licensees to access liquidity could cause serious disruptions or an overall deterioration of their businesses, which could lead to a significant reduction in their future orders of our products and the inability or failure on their part to meet their payment obligations to us, any of which could have a material adverse effect on our financial condition and results of operations and liquidity.

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

        Our business involves the receipt and storage of personal information about customers and employees, the protection of which is critical to us. Our customers also have a high expectation that we will adequately protect their personal information. Personal information is highly regulated at the international, federal and state level. If we experience a significant breach of customer or employee data it could attract a substantial amount of media attention, damage our customer relationships and reputation and result in lost sales, fines, or lawsuits.

         Our plan to significantly increase our store base may not be successful, and implementation of this plan may divert our operational, managerial and administrative resources, which could impact our competitive position.

        Each year, we have historically expanded our store base. During fiscal year 2013, we intend to further expand our store base by opening approximately 70 to 75 new stores globally and close approximately 12 stores. Thereafter, in the near term, we plan to continue to expand our store base annually. The success of our business depends, in part, on our ability to open new stores and renew our existing store leases on terms that meet our financial targets. Our ability to open new stores on schedule or at all, to renew existing store leases on favorable terms or to operate them on a profitable basis will depend on various factors, including our ability to:

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

        Our administrative, information technology and distribution operations in the U.S. are conducted primarily from two separate facilities located in the Dallas, Texas area. Our operations internationally are conducted from various administrative, distribution and assembly facilities outside of the U.S., particularly in China, Germany, Hong Kong and Switzerland. The complete or temporary loss of use of all or part of these facilities could have a material adverse effect on our business.

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

        Since our public offering in 1993, we have experienced substantial growth in net sales. Our ability to continue this growth is dependent on the successful implementation of our business strategy. This includes diversification of our product offerings, expansion of our Company-owned store locations and strategic acquisitions. If we are not successful in the expansion of our product offerings or our new products are not profitable or do not generate sales comparable to those of our existing businesses, our results of operations could be negatively impacted. Another element of our business strategy is to place increased emphasis on growth in selected international markets. If our brand names and products do not achieve a high degree of consumer acceptance in these markets, our net sales could be adversely affected.

        We also operate FOSSIL brand stores and other non-FOSSIL branded stores and have historically expanded our Company-owned accessory and outlet locations to further strengthen our brand image. As of December 29, 2012, we operated 473 stores worldwide. The costs associated with leasehold improvements to current stores and the costs associated with opening new stores could materially increase our costs of operation.

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

        Under our license agreements, we have in the past experienced, and could again in the future experience, instances where our minimum royalty commitments exceeded the royalties payable based upon our sales of the licensed products. Payments of minimum royalties in excess of the royalties based on our sales of the licensed products reduces our margins and could adversely affect our results of operations.

         Fluctuations in the price, availability and quality of raw materials could cause delays and increase costs.

        Fluctuations in the price, availability and quality of the raw materials used in our products could have a material adverse effect on our cost of sales or ability to meet our customers' demands. The price and availability of such raw materials may fluctuate significantly, depending on many factors, including natural resources, increased freight costs, increased labor costs, especially in China, and weather conditions. In the future, we may not be able to pass on all, or a portion of, such higher raw materials prices to our customers.

         We rely on third-party assembly factories and manufacturers and problems with, or loss of, our assembly factories or manufacturing sources could harm our business and results of operations.

        The majority of our watch products are currently assembled, and a majority of our jewelry products are manufactured, to our specifications by our majority-owned entities in China with the remainder assembled or manufactured by independent entities. All of our clothing, sunglasses, handbags, small leather goods, belts and soft accessories are produced by independent manufacturers. We have no long-term contracts with these independent assembly factories or manufacturers and compete with other companies for production facilities. All transactions between us and our independent assembly factories or manufacturers are conducted on the basis of purchase orders. We face the risk that these independent assembly factories or manufacturers may not produce and deliver our products on a timely basis, or at all. As a result, we cannot be certain that these assembly factories or manufacturers will continue to assemble or manufacture products for us or that we will not experience operational difficulties with our manufacturers, such as reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, shortages of raw materials, failures to meet production deadlines or increases in manufacturing costs. Our future success will depend upon our ability to maintain close relationships with, or ownership of, our current assembly factories and manufacturers and to develop long-term relationships with other manufacturers that satisfy our requirements for price, quality and production flexibility. Our ability to establish new manufacturing relationships involves numerous uncertainties, including those relating to payment terms, costs of manufacturing, adequacy of manufacturing capacity, quality control and timeliness of delivery. Any failure by us to maintain long-term relationships with, or ownership of, our current assembly factories and manufacturers or to develop relationships with other manufacturers could have a material adverse effect on our ability to manufacture and distribute our products.

         If an independent manufacturer or license partner of ours fails to use acceptable labor practices or otherwise comply with laws, our business could suffer.

        We have no control over the ultimate actions or labor practices of our independent manufacturers. The violation of labor or other laws by one of our independent manufacturers, or by one of our license partners, or the divergence of an independent manufacturer's or license partner's labor practices from those generally accepted as ethical in the U.S. or other countries in which the violation or divergence occurred, could interrupt or otherwise disrupt the shipment of finished products to us or damage our reputation. Any of these, in turn, could have a material adverse effect on our financial condition and results of operations. As a result, should one of our independent manufacturers or licensors be found in violation of state or international laws, we could suffer financial or other unforeseen consequences.

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

        As part of our growth strategy, we have made certain acquisitions, domestically and internationally, including acquisitions of certain watch brands and acquisitions of independent distributors of our products. In April 2012, we acquired Skagen Designs and certain of its international affiliates. Skagen Designs manufactures, markets and distributes watches, jewelry, sunglasses and clocks. The integration of Skagen Designs and any future acquisitions may not be successful or generate sales increases. When we have acquired businesses, we have acquired businesses that we believe could enhance our business opportunities and our growth prospects. All acquisitions involve risks that could materially affect our business, financial condition and operating results. These risks include:

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

         Any material disruption of our information systems could disrupt our business and reduce our sales.

        We are increasingly dependent on information systems to operate our websites, process transactions, manage inventory, monitor sales and purchase, sell and ship goods on a timely basis. We also utilize SAP ERP in our U.S. operations and throughout most of our European operations to support our human resources, sales and distribution, inventory planning, retail merchandising and operational and financial reporting systems of our business, and Navision in our Asian operations to support many of the same functions on a local country level. We may experience operational problems with our information systems as a result of system failures, viruses, computer "hackers" or other causes. Any material disruption or slowdown of our systems could cause information, including data related to customer orders, to be lost or delayed which could result in delays in the delivery of merchandise to our stores and customers or lost sales, which could reduce demand for our merchandise and cause our sales to decline. Moreover, the failure to maintain, or a disruption in, financial and management control systems could have a material adverse effect on our ability to respond to trends in our target markets, market our products and meet our customer's requirements.

        In addition, we have e-commerce and other websites in the U.S. and internationally. In addition to changing consumer preferences and buying trends relating to Internet usage, we are vulnerable to certain additional risks and uncertainties associated with the Internet, including changes in required technology interfaces, website downtime and other technical failures, security breaches, and consumer privacy concerns. Our failure to successfully respond to these risks and uncertainties could reduce Internet sales, increase costs and damage our brand's reputation.

         Changes in the mix of product sales demand could negatively impact our gross profit margins.

        Our gross profit margins are impacted by our sales mix. Sales from our Direct to consumer segment and international and licensed watch businesses generally provide gross margins in excess of our historical consolidated gross profit margin, while accessory products generally provide gross profit margins below our historical consolidated gross profit margin. If future sales from our Direct to consumer segment and international and licensed watch businesses do not increase at a faster rate than our accessory business, our gross profit margins may grow at a slower pace, cease to grow, or decrease relative to our historical consolidated gross profit margin. We also distribute private label products to the mass market channel at gross profit margins significantly lower than our historical consolidated gross profit margin. Future growth in this channel at rates in excess of our consolidated net sales growth rate could negatively impact our consolidated gross profit margins.

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

        During fiscal 2012, we generated 52.6% of our net sales from outside of the U.S., and we anticipate that revenue from our international operations could account for an increasingly larger portion of our net sales in the future. Our international operations are directly related to, and dependent on, the volume of international trade and foreign market conditions. International commerce and our international operations are subject to many risks, some of which are discussed in more detail below, including:

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

        We generally purchase our products in U.S. dollars. However, we source a significant amount of our products overseas and, as such, the cost of these products may be affected by changes in the value of the currencies, including the Australian Dollar, British Pound, Canadian Dollar, Chinese Yuan, Danish Krone, Euro, Hong Kong Dollar, Indian Rupee, Japanese Yen, Korean Won, Malaysian Ringgit, Mexican Peso, Norwegian Kroner, Singapore Dollar, Swedish Krona, Swiss Franc and Taiwanese Dollar. Due to our dependence on manufacturing operations in China, changes in the value of the Chinese Yuan may have a material impact on our supply channels and manufacturing costs, including component and assembly costs. Changes in currency exchange rates may also affect the relative prices at which we and our foreign competitors sell products in the same market. Although we utilize forward contracts to mitigate foreign currency risks (mostly relating to the Euro, British Pound, Japanese Yen, Mexican Peso, Canadian Dollar and Australian Dollar), if we are unsuccessful in mitigating these risks, foreign currency fluctuations may have a material adverse impact on our financial condition and results of operations.

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

         Because we are dependent on foreign manufacturing, we are vulnerable to changes in economic and social conditions in Asia, particularly China, and disruptions in international travel and shipping.

        Because a substantial portion of our watches and jewelry and certain of our handbags, sunglasses and other products are assembled or manufactured in China, our success will depend to a significant extent upon future economic and social conditions existing in China. If the factories in China were disrupted for any reason, we would need to arrange for the manufacture and shipment of products by alternative sources. Because the establishment of new manufacturing relationships involves numerous uncertainties, including those relating to payment terms, costs of manufacturing, adequacy of manufacturing capacity, quality control and timeliness of delivery, we are unable to predict whether such new relationships would be on terms that we regard as satisfactory. Any significant disruption in our relationships with our manufacturing sources located in China would have a material adverse effect on our ability to manufacture and distribute our products. Restrictions on travel to and from this and other regions, similar to those imposed during the outbreak of Severe Acute Respiratory Syndrome in 2003, commonly known as SARS, and any delays or cancellations of customer orders or the manufacture or shipment of our products could have a material adverse effect on our ability to meet customer deadlines and timely distribute our products in order to match consumer tastes.

         Risks associated with foreign government regulations and U.S. trade policy may affect our foreign operations and sourcing.

        Our businesses are subject to risks generally associated with doing business abroad, such as foreign governmental regulation in the countries in which our manufacturing sources are located, primarily China. While we have not experienced any material issues with foreign governmental regulations that would impact our arrangements with our foreign manufacturing sources, we believe that this issue is of particular concern with regard to China due to the less mature nature of the Chinese market economy and the historical involvement of the Chinese government in industry. If regulations were to render the conduct of business in a particular country undesirable or impracticable, or if our current foreign manufacturing sources were for any other reason to cease doing business with us, such a development could have a material adverse effect on our product sales and on our supply, manufacturing and distribution channels.

        Our business is also subject to risks associated with U.S. and foreign legislation and regulations relating to imports, including quotas, duties, tariffs or taxes, and other charges or restrictions on imports, which could adversely affect our operations and our ability to import products at current or increased levels. We cannot predict whether additional U.S. and foreign customs quotas, duties (including antidumping or countervailing duties), tariffs, taxes or other charges or restrictions, requirements as to where raw materials must be purchased, additional workplace regulations or other restrictions on our imports will be imposed upon the importation of our products in the future or adversely modified, or what effect such actions would have on our costs of operations. For example, our products imported to the U.S. are subject to U.S. customs duties and, in the ordinary course of our business we may from time to time be subject to claims by the U.S. Customs Service for duties and other charges. Factors that may influence the modification or imposition of these restrictions include the determination by the U.S. Trade Representative that a country has denied adequate intellectual property rights or fair and equitable market access to U.S. firms that rely on intellectual property, trade disputes between the U.S. and a country that leads to withdrawal of "most favored nation" status for that country and economic and political changes within a country that are viewed unfavorably by the U.S. government. Future quotas, duties or tariffs may have a material adverse effect on our business, financial condition and results of operations. Future trade agreements could also provide our competitors with an advantage over us, or increase our costs, either of which could have a material adverse effect on our business, financial condition and results of operations and financial condition. Substantially all of our import operations are subject to:

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

         Our CEO owns approximately 10% of our outstanding common stock.

        Mr. Kosta Kartsotis, our CEO, owns approximately 10% of our common stock as of December 29, 2012. As a result, he is in a position to influence the outcome of elections of our directors, the adoption, amendment or repeal of our bylaws and any other actions requiring the vote or consent of our stockholders, and to otherwise influence our affairs.

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

        Our certificate of incorporation and bylaws, as well as the General Corporation Law of the State of Delaware, contain provisions that may have the effect of discouraging a proposal for a takeover. These include a provision in our certificate of incorporation authorizing the issuance of "blank check" preferred stock and provisions in our bylaws establishing advance notice procedures with respect to certain stockholder proposals. Our bylaws may be amended by a vote of 80% of the Board of Directors, subject to repeal by a vote of 80% of the stockholders. In addition, Delaware law limits the ability of a Delaware corporation to engage in certain business combinations with interested stockholders. Finally, Mr. Kartsotis has the ability, by virtue of his stock ownership, to influence a vote regarding a change in control.

         Future sales of our common stock in the public market could adversely affect our stock price.

        The shares of our common stock beneficially owned by Mr. Kartsotis may be sold in the open market in the future, subject to any volume restrictions and other limitations under the Securities Act of 1933 and Rule 144 thereunder. We may also decide to file a registration statement enabling Mr. Kartsotis to sell additional shares. Any sales by Mr. Kartsotis of substantial amounts of our common stock in the open market, or the availability of his shares for sale, could adversely affect the price of our common stock. The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that those sales could occur. These sales or the possibility that they may occur also could make it more difficult for us to raise funds in any equity offering in the future at a time and price that we deem appropriate.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Company facilities.    As of the end of fiscal year 2012, we owned or leased the following material facilities in connection with our U.S. and international operations:

Location	Use	Square Footage	Owned / Leased
Dallas, Texas	Office, warehouse and distribution	517,500	Owned
Eggstätt, Germany	Office, warehouse and distribution	260,000	Owned
Grabenstätt, Germany	Office	92,160	Owned
Basel, Switzerland	European headquarters	31,000	Owned
Richardson, Texas	Corporate headquarters	535,731	Lease expiring in 2021
Hong Kong	Far East headquarters, warehouse and distribution	210,786	Lease expiring in 2014
Garland, Texas	Warehouse	268,706	Lease expiring in 2017
Shenzhen, China	Manufacturing	110,231	Lease expiring in 2013
New York, New York	General office and showroom	26,552	Lease expiring in 2016

        We also lease certain other manufacturing and/or office, warehouse and/or distribution facilities in Atlanta, Georgia; Chicago, Illinois; Los Angeles, California; Miami, Florida; Australia; Austria; Canada; China; Denmark; France; Germany; Hong Kong; India; Italy; Japan; Malaysia; Mexico; the Netherlands; New Zealand; Portugal; Singapore; South Korea; Spain; Sweden; Switzerland; Taiwan and the United Kingdom.

        Retail store facilities.    As of the end of fiscal year 2012, we had 496 lease agreements for retail space for the sale of our products. The leases, including renewal options, expire at various times from 2013 to 2026. The leases provide for minimum annual rentals and, in certain cases, for the payment of additional rent when sales exceed specified net sales amounts. We are also generally required to pay our pro rata share of common area maintenance costs, real estate taxes, insurance, maintenance expenses and utilities.

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

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        General.    Our common stock is listed on the NASDAQ Global Select Market under the symbol "FOSL." The following table sets forth the range of quarterly high and low sales prices per share of our common stock on the NASDAQ Global Select Market for the fiscal years ended December 29, 2012 and December 31, 2011.

	High	Low
Fiscal year ended December 29, 2012:
First quarter	$135.98	$76.72
Second quarter	139.20	67.69
Third quarter	93.69	62.77
Fourth quarter	96.40	78.75
Fiscal year ended December 31, 2011:
First quarter	$94.77	$66.05
Second quarter	122.00	89.55
Third quarter	134.98	69.57
Fourth quarter	110.74	73.01

        As of February 21, 2013, there were 106 holders of record of our shares of common stock (including nominee holders such as banks and brokerage firms who hold shares for beneficial owners), although we believe that the number of beneficial owners is much higher.

        Cash Dividend Policy.    We did not pay any cash dividends in fiscal years 2012, 2011 or 2010. We expect that for the foreseeable future, we will retain all available earnings generated by our operations for the development and growth of our business and for the repurchase of shares of our common stock. Any future determination as to a cash dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, stock repurchase plans, financial condition, future prospects and such other factors as our Board of Directors may deem relevant.

Common Stock Performance Graph

        The following performance graph compares the cumulative return of our shares of common stock over the preceding five year periods with that of the broad market (CRSP Total Return Index of the NASDAQ Global Select Market (US) and the Standard & Poor's 500 Stock Index ("S&P 500 Index")) and the NASDAQ Retail Trades Group. Each Index assumes $100 invested at December 31, 2007 and is calculated assuming quarterly reinvestment of dividends and quarterly weighting by market capitalization. Effective April 3, 2012, our common stock was added to the S&P 500 Index. As a result, we now use the S&P 500 Index as our broad market index. We will discontinue presenting the CRSP Total Return Index of the NASDAQ Global Select Market (US) in future stock performance graphs.

 2012 COMPARATIVE TOTAL RETURNS
Fossil, Inc., NASDAQ Global Select Market,
NASDAQ Retail Trades and S&P 500 Index
(Performance Results through 12/31/12)

	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Fossil, Inc.	100.00	39.78	79.94	167.89	189.04	212.74
Nasdaq Global Select Market	100.00	61.17	87.93	104.13	104.69	123.85
Nasdaq Retail Trades	100.00	69.77	96.92	121.39	136.70	161.63
S&P 500 Index	100.00	61.51	75.94	85.65	85.65	97.13

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        In August 2010, our Board of Directors approved a common stock repurchase program pursuant to which up to $750 million could be used to repurchase outstanding shares of our common stock. This repurchase program is to be conducted pursuant to Rule 10b-18 of the Securities Exchange Act of 1934 and has a termination date of December 2013. We repurchased 3.0 million shares under the $750 million repurchase program during fiscal year 2012 at a cost of $261.3 million. During fiscal years 2011 and 2010, we repurchased 3.1 million shares each at a cost of $270.9 million and $179.2 million, respectively. In December 2012, our Board of Directors approved a new common stock repurchase program pursuant to which up to $1.0 billion could be used to repurchase outstanding shares of our common stock. This repurchase program is to be conducted pursuant to Rule 10b-18 of the Securities Exchange Act of 1934 and has a termination date of December 31, 2016. As of December 29, 2012, no shares had been repurchased under the $1.0 billion stock repurchase plan. Common stock repurchases acquired from grantees in connection with income tax withholding obligations arising from vesting of restricted stock grants were 23,702 shares, 24,769 shares and 25,299 shares for fiscal years 2012, 2011 and 2010, respectively.

        The following table shows our common stock repurchases based on the settlement date for the quarter ended December 29, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
September 30, 2012 - October 27, 2012	268,129	$86.73	267,664	$110,343,423
October 28, 2012 - November 24, 2012	159,200	$86.84	159,200	$96,519,143
November 25, 2011 - December 29, 2012	317,495	$88.08	317,476	$1,068,554,797

Total	744,824		744,340

Item 6.    Selected Financial Data

        The following information should be read in conjunction with our consolidated financial statements and notes thereto contained in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K (in thousands, except for per share data).

Fiscal Year	2012		2011		2010		2009		2008
Net sales	$2,857,508		$2,567,302		$2,030,690		$1,548,093		$1,583,242
Gross profit	1,606,543		1,439,186		1,155,164		844,850		851,151
Operating income	488,840		471,991		376,414		211,627		205,770
Income before taxes attributable to Fossil, Inc.	478,726		438,860		372,448		213,776		189,429
Net income attributable to Fossil, Inc.	343,401	(1)	294,702		255,205		139,188		138,097	(2)
Earnings per share:
Basic	5.63	(1)	4.66		3.83		2.09		2.05	(2)
Diluted	5.59	(1)	4.61		3.77		2.07		2.02	(2)
Weighted average common shares and common equivalent shares outstanding:
Basic	60,959		63,298		66,701		66,684		67,525
Diluted	61,400		63,965		67,687		67,153		68,323
Working capital	$737,334		$844,124		$801,329		$701,193		$556,497
Total assets	1,841,989		1,642,922		1,467,573		1,276,483		1,087,296
Total long-term liabilities	194,747		134,798		76,377		62,791		74,964
Stockholders' equity attributable to Fossil, Inc.	1,233,535		1,105,929		1,044,118		962,781		802,144
Return on average stockholders' equity attributable to Fossil, Inc.	29.9	%(3)	28.0	%(3)	25.0	%(3)	16.2	%(3)	17.8	%(3)

(1)
Includes a $10.8 million benefit in income tax expense in connection with the completion of income tax audits.

(2)
Includes a $20.8 million benefit in income tax expense related to the reduction of certain current and long-term tax liabilities in connection with completion of income tax audits.

(3)
Calculated by dividing the five quarter average stockholders' equity attributable to Fossil, Inc. by net income attributable to Fossil, Inc.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary

        We are a global design, marketing and distribution company that specializes in consumer fashion accessories. Our principal offerings include an extensive line of men's and women's fashion watches and jewelry, handbags, small leather goods, belts, sunglasses, soft accessories and clothing. In the watch and jewelry product categories, we have a diverse portfolio of globally recognized owned and licensed brand names under which our products are marketed. Our products are distributed globally through various distribution channels including wholesale in countries where we have a physical presence, direct to the consumer through our retail stores and commercial websites and through third-party distributors in countries where we do not maintain a physical presence. Our products are offered at varying price points to meet the needs of our customers, whether they are value-conscious or luxury oriented. Based on our extensive range of accessory products, brands, distribution channels and price points, we are able to target style-conscious consumers across a wide age spectrum on a global basis.

        Domestically, we sell our products through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, Company-owned retail and outlet stores, mass market stores and through our FOSSIL catalogs and website. Our wholesale customer base includes, among others, Dillard's, JCPenney, Kohl's, Macy's, Neiman Marcus, Nordstrom, Saks Fifth Avenue, Target and Wal-Mart. In the United States, our network of Company-owned stores included 131 retail stores located in premier retail sites and 95 outlet stores located in major outlet malls as of December 29, 2012. In addition, we offer an extensive collection of our FOSSIL brand products through our catalogs and on our website, www.fossil.com, as well as proprietary and licensed watch and jewelry brands through other managed and affiliated websites.

        Internationally, our products are sold to department stores, specialty retail stores and specialty watch and jewelry stores in approximately 130 countries worldwide through 23 Company-owned foreign sales subsidiaries and through a network of over 60 independent distributors. Internationally, our network of Company-owned stores included 185 retail stores and 62 outlet stores as of December 29, 2012. Our products are also sold through licensed and franchised FOSSIL retail stores, retail concessions operated by us and kiosks in certain international markets. In addition, we offer an extensive collection of our FOSSIL brand products on our websites in certain countries.

        Our business is subject to the risks inherent in global sourcing supply. Certain key components in our products come from limited sources of supply, which exposes us to potential supply shortages that could disrupt the manufacture and sale of our products. Any interruption or delay in the supply of key components could significantly harm our ability to meet scheduled product deliveries to our customers and cause us to lose sales. Interruptions or delays in supply may be caused by a number of factors that are outside of our and our contractor manufacturers' control, such as natural disasters like the earthquake and tsunami in Japan that occurred during fiscal year 2011. As a result of these natural disasters, we experienced an increase in the cost of movements that negatively impacted gross profit margin in fiscal year 2011 as compared to fiscal year 2010. We do not expect material changes in movement costs during fiscal year 2013.

        This discussion should be read in conjunction with our consolidated financial statements and the related notes included therewith.

Critical Accounting Policies and Estimates

        The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to product returns, bad debt, inventories, long-lived asset impairment, impairment of goodwill and trade names, income taxes, warranty costs, hedge accounting, litigation reserves and stock-based compensation. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Our estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies require the most significant estimates and judgments.

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

        Bad Debt.    We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by a review of their current credit information. We monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues identified. Additionally, we secure credit insurance policies in certain countries. While such credit losses have historically been within our expectations and the provisions established, future credit losses may differ from those experienced in the past. As a result of the difficult economic environment, some of our domestic and international customers have experienced financial difficulties, including bankruptcy. Due to an improvement in the aging of our receivables and the resolution of certain customer bankruptcies, we were able to reduce our bad debt allowance in fiscal year 2012. Our policy is to maintain reserve balances for bankruptcies until the bankruptcies are actually settled.

        Inventories.    Inventories are stated at the lower of average cost, including any applicable duty and freight charges, or market. We account for estimated obsolescence or unmarketable inventory equal to the difference between the average cost of inventory and the estimated market value based upon assumptions about future demand, market conditions and available liquidation channels. If actual future demand or market conditions are less favorable than those projected by management, or if liquidation channels are not readily available, additional inventory valuation reductions may be required. We assess our off-price sales on an ongoing basis and update our estimates accordingly. Revenue from sales of our products that are subject to inventory consignment agreements is recognized when title and risk of loss transfers, delivery has occurred, the price to the buyer is determinable and collectability is reasonably assured. Inventory held at consignment locations is included in our finished goods inventory.

        Long-lived Asset Impairment.    We test for asset impairment of property, plant and equipment and other long-lived assets whenever events or conditions indicate that the carrying value of an asset might not be recoverable based on expected undiscounted cash flows related to the asset. We apply Accounting Standards Codification ("ASC") 360, Property, Plant and Equipment ("ASC 360"), in order to determine whether or not an asset is impaired. In evaluating long-lived assets for recoverability, we use our best estimate of future cash flows expected to result from the use of the asset and its eventual disposition. When undiscounted cash flows estimated to be generated through the operations of our Company-owned retail stores are less than the carrying value of the underlying assets, impairment losses are recorded in selling and distribution expenses. In addition, impairment losses resulting from property, plant and equipment in our corporate costs area are recorded in general and administrative expenses. Should actual results or market conditions differ from those anticipated, additional losses may be recorded. We recorded impairment losses of $1.2 million, $1.0 million and $5.6 million in fiscal years 2012, 2011 and 2010, respectively.

        Impairment of Goodwill and Trade Names.    We evaluate goodwill for impairment annually as of the end of the fiscal year by comparing the fair value of the reporting unit to its recorded value. Additionally, if events or conditions were to indicate the carrying value of a reporting unit may not be recoverable, we would evaluate goodwill for impairment at that time. We have three reporting units for which we evaluate goodwill for impairment, North America wholesale, Europe wholesale and Asia Pacific wholesale. The fair value of each reporting unit is estimated using market comparable information. If the estimated fair value of a reporting unit exceeds its carrying value, no impairment charge is recorded. As of December 29, 2012, the fair value of each of these reporting units substantially exceeded its carrying value.

        Judgments and assumptions are inherent in our estimate of future cash flows used to determine the estimate of the reporting unit's fair value. The most significant assumptions associated with the fair value calculations include net sales growth rates and discount rates. If the actual future sales results do not meet the assumed growth rates, future impairments of goodwill may be incurred.

        We evaluate trade names by comparing the fair value of the asset to its recorded value annually as of the end of the fiscal year and whenever events or conditions indicate that the carrying value of the trade name may not be recoverable. The fair value of the asset is estimated using discounted cash flow methodologies. The MICHELE trade name represented approximately 22% and 98% of our total trade name balances at the end of fiscal years 2012 and 2011, respectively. The SKAGEN trade name represented approximately 77% of our total trade name balance at the end of fiscal year 2012. We performed the required annual impairment test and recorded no impairment charges in fiscal years 2012 and 2011. We recorded impairment charges of $1.8 million in fiscal year 2010 related to the ZODIAC and OYZTERBAY trade names. As of December 29, 2012, the fair values of the MICHELE and SKAGEN trade names exceeded their carrying values by approximately 40% and 24%, respectively. Due to the inherent uncertainties involved in making the estimates and assumptions used in the fair value analysis, actual results may differ which could alter the fair value of the trade names and possibly cause impairment charges to occur in future periods.

        Income Taxes.    We record valuation allowances against our deferred tax assets, when necessary, in accordance with ASC 740, Income Taxes("ASC 740"). Realization of deferred tax assets (such as net operating loss carry-forwards) is dependent on future taxable earnings and is therefore uncertain. At least quarterly, we assess the likelihood that our deferred tax asset balance will be recovered from future taxable income. To the extent we believe that recovery is not likely, we establish a valuation allowance against our deferred tax asset, increasing our income tax expense in the period such determination is made. In addition, we have not recorded U.S. income tax expense for foreign earnings that we have determined to be indefinitely reinvested outside the U.S.. On an interim basis, we estimate what our effective tax rate will be for the full fiscal year. The estimated annual effective tax rate is then applied to the year-to-date pre-tax income excluding unusual or infrequently occurring items, to determine the year-to-date tax expense. The income tax effects of infrequent or unusual items are recognized in the interim period in which they occur. As the fiscal year progresses, we continually refine our estimate based upon actual events and earnings by jurisdiction during the year. This continual estimation process periodically results in a change to our expected effective tax rate for the fiscal year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision equals the expected annual rate excluding the impact of infrequent or unusual items.

        Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As required under applicable accounting rules, we accrue an amount for our estimate of additional income tax liability which we believe we are more likely than not to incur as a result of the ultimate resolution of tax audits ("uncertain tax positions"). We review and update the estimates used in the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, upon completion of tax audits, upon expiration of statutes of limitation, or upon occurrence of other events. The results of operations and financial position for future periods could be impacted by changes in assumptions or resolutions of tax audits.

        Warranty Costs.    Our FOSSIL watch products sold in the U.S. are covered by a limited warranty against defects in materials or workmanship for a period of 11 years from the date of purchase. RELIC watch products sold in the U.S. are covered by a comparable 12 year limited warranty, while all other watch brands sold in the U.S. are covered by a comparable two year limited warranty. SKAGEN branded watches are covered by a lifetime warranty against defects due to faulty material or workmanship, subject to normal conditions of use. Generally, all of our watch products sold in Canada, Europe and Asia are covered by a comparable two year limited warranty. We determine our warranty liability using historical warranty repair experience. As changes occur in sales volumes and warranty experience, the warranty accrual is adjusted as necessary. The year-end warranty liability for fiscal years 2012, 2011 and 2010 was $13.4 million, $11.0 million and $8.5 million, respectively.

        Hedge Accounting.    We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. We have entered into certain foreign currency forward contracts ("forward contracts") to hedge the risk of foreign currency rate fluctuations. We have elected to apply the hedge accounting rules as required by ASC 815, Derivatives and Hedging, for these hedges. Our objective is to hedge the variability in forecasted cash flows due to the foreign currency risks primarily associated with certain anticipated inventory purchases. Changes in the fair value of forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income within stockholders' equity, and are recognized in other income (expense)-net in the period which approximates the time the hedged inventory is sold.

        Litigation Reserves.    Estimated amounts for claims that are probable and can be reasonably estimated are recorded as liabilities in our consolidated balance sheet. The likelihood of a material change in these estimated reserves would be dependent on new claims that may arise, changes in the circumstances used to estimate amounts for prior period claims and favorable or unfavorable final settlements of prior period claims. As additional information becomes available, we assess the potential liability related to new claims and existing claims and revise estimates as appropriate. As new claims arise or circumstances change relative to prior claim assessments, revisions in estimates of the potential liability could materially impact our consolidated results of operations and financial position.

        Stock-Based Compensation.    We account for stock-based compensation in accordance with the provisions of ASC 718, Compensation—Stock Compensation ("ASC 718"). We utilize the Black-Scholes model to determine the fair value of stock options and stock appreciation rights on the date of grant. The model requires us to make assumptions concerning (i) the length of time employees will retain their vested stock options before exercising them ("expected term"), (ii) the volatility of our common stock price over the expected term, and (iii) the number of stock options that will be forfeited. Changes in these assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related expense amounts recognized on our consolidated statements of comprehensive income.

Recently Issued Accounting Standards

        In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2012-02. The amendments in this update permit an entity to make a qualitative assessment to determine if it is more likely than not that an indefinite-lived intangible asset other than goodwill is impaired. If an entity concludes that it is more likely than not that the fair value of an indefinite-lived intangible asset other than goodwill is less than its carrying amount, it is required to perform the quantitative impairment test for that asset. This ASU aligns the guidance of impairment testing for indefinite-lived intangible assets other than goodwill with that in ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment ("ASU 2011-08"). The guidance in ASU 2012-02 will be effective for us for annual and interim periods for fiscal years beginning after September 15, 2012, and is not expected to have a material impact on our consolidated results of operations or financial position.

Recently Adopted Accounting Standards

        In May 2011, the FASB issued ASU 2011-04, Fair Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"). FASB intends the new guidance to achieve common fair value measurement and disclosure requirements in U.S. generally accepted accounting principles and International Financial Reporting Standards. The amended guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 assets and liabilities for which we will be required to disclose quantitative information about the unobservable inputs used in fair value measurements. These changes became effective for us beginning January 1, 2012. The adoption of ASU 2011-04 did not have a material impact on our consolidated results of operations or financial position.

        In June 2011, FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income ("ASU 2011-05"). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the consolidated statement of shareholder's equity and comprehensive income and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. We adopted the single continuous statement beginning in the first quarter of fiscal 2012. ASU 2011-05, as amended by ASU 2011-12, became effective for us beginning January 1, 2012. The adoption of ASU 2011-05 did not have a material impact on our consolidated results of operations or financial position.

        In September 2011, FASB issued ASU 2011-08. ASU 2011-08 simplifies the assessment of goodwill for impairment by allowing companies the option to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a company concludes from the qualitative assessment that impairment is more likely than not, the entity is required to perform the two-step quantitative impairment test. These changes became effective for us beginning January 1, 2012. The adoption of ASU 2011-08 did not have a material impact on our consolidated results of operations or financial position.

Results of Operations

        The following table sets forth, for the periods indicated, (i) the percentages of our net sales represented by certain line items from our consolidated statements of comprehensive income and (ii) the percentage changes in these line items between the fiscal years indicated.

Fiscal Year	2012	Percentage Change from 2011	2011	Percentage Change from 2010	2010
Net sales	100.0%	11.3%	100.0%	26.4%	100.0%
Cost of sales	43.8	10.9	43.9	28.9	43.1

Gross profit	56.2	11.6	56.1	24.6	56.9
Operating expenses:
Selling and distribution	28.9	15.6	27.9	22.5	28.7
General and administrative	10.2	15.5	9.8	29.2	9.6

Operating income	17.1	3.6	18.4	25.4	18.6
Interest expense	0.2	115.8	0.1	113.7	0.1
Other income (expense)—net	0.3	(147.3)	(0.7)	(302.4)	0.4

Income before income taxes	17.2	9.0	17.6	17.5	18.9
Provision for income taxes	4.8	(4.3)	5.6	20.8	5.9

Net income	12.4	15.2	12.0	16.0	13.0
Net income attributable to noncontrolling interest, net of tax	0.4	(14.5)	0.5	31.1	0.4

Net income attributable to Fossil, Inc.	12.0%	16.5%	11.5%	15.5%	12.6%

        Net Sales.    The following table sets forth consolidated net sales by segment and the percentage relationship of each segment to consolidated net sales for the fiscal years indicated (in millions, except percentage data):

	Amounts			Percentage of Total
Fiscal Year	2012	2011	2010	2012	2011	2010
Wholesale
North America	$1,083.5	$967.5	$779.2	37.9%	37.7%	38.3%
Europe	697.0	695.4	547.4	24.4	27.1	27.0
Asia Pacific	361.5	297.0	220.8	12.7	11.5	10.9

Total wholesale	2,142.0	1,959.9	1,547.4	75.0	76.3	76.2
Direct to consumer	715.5	607.4	483.3	25.0	23.7	23.8

Consolidated	$2,857.5	$2,567.3	$2,030.7	100.0%	100.0%	100.0%

Fiscal Year 2012 Compared to Fiscal Year 2011

        Net Sales.    The following table illustrates by factor the total year-over-year percentage change in net sales by segment and on a consolidated basis:

	Exchange Rates	Acquisitions	Organic Change	Total Change
North America wholesale	(0.2)%	3.9%	8.3%	12.0%
Europe wholesale	(6.2)	5.5	0.9	0.2
Asia Pacific wholesale	(1.1)	3.1	19.7	21.7
Direct to consumer	(1.3)	1.5	17.6	17.8
Consolidated	(2.2)%	3.7%	9.8%	11.3%

        The following net sales discussion excludes the impact on sales growth attributable to foreign currency rate changes as noted in the above table.

        Consolidated Net Sales.    Net sales rose 13.5%, representing sales growth across each of our global wholesale and direct to consumer businesses. Our acquisition of Skagen Designs on April 2, 2012 contributed $93.8 million to fiscal year 2012. On an organic basis, excluding sales related to the SKAGEN brand, worldwide net sales increased 9.8%. Global watch sales made the most significant contribution, increasing 13.4%, or $247.3 million. We believe our global watch sales are benefiting from a general upward trend in the watch category resulting in consumers allocating more of their discretionary spending to this fashion category. We also believe our results are outpacing those of our competitors as our branded products and focused presentations at retail are appealing to the various tastes and fashion preferences of our customers. We attribute this favorable consumer response to our designs, which incorporate newer materials into the construction of the watch while also maintaining a very strong price to value relationship. Our leather category sales increased 4.2%, or $18.2 million, primarily due to square footage growth in our Direct to consumer segment. Sales gains from our watch and leather businesses were partially offset by a 32.2%, or $15.2 million, decrease in sunglass sales, and a 1.2%, or $2.2 million, decrease in our jewelry business. Sunglass and jewelry sales were negatively impacted throughout the year as a result of repositioning and market changes impacting FOSSIL branded products in these categories. Global jewelry sales benefitted from the continued roll-out of the MICHAEL KORS jewelry line which launched in fiscal year 2011.

        We believe our diverse global distribution network, including owned distribution in 21 countries, combined with our design and marketing capabilities, will allow us to continue to take shelf space from lesser known local and regional brands as we continue to increase brand awareness through the growth of our retail stores and introduction of new websites in many of the countries in which we operate. We also believe that investments we have made in certain emerging markets will allow us to experience higher levels of growth in our international wholesale segments in comparison to our North America wholesale segment.

        North America Wholesale Net Sales.    Net sales in the North America wholesale segment increased 12.2%, or $118.2 million, during fiscal year 2012. This sales growth was primarily attributable to a 17.7%, or $127.2 million, increase in watch sales, and $37.5 million of sales related to SKAGEN branded products. Sales from our jewelry business also favorably impacted fiscal year 2012, increasing 36.1%, or $10.1 million, primarily a result of the continued roll-out of the MICHAEL KORS jewelry line launched in the last half of fiscal year 2011. These increases were partially offset by sales volume declines in our leathers products of 4.8%, or $9.2 million, and our sunglass category of 39.1%, or $7.2 million. The decrease in our leathers business was principally attributable to decreased sell-through rates in our FOSSIL women's categories, partially offset by sales volume increases in our RELIC leather products in the department store channel. Sunglass sales were negatively impacted by our repositioning of the FOSSIL branded sunglass business resulting in a year-over-year decrease in the number of department store doors through which the product is distributed in the U.S. During fiscal year 2012, excluding sales related to SKAGEN branded products, U.S. wholesale net sales increased 5.9%, or $49.9 million. Additionally, excluding Skagen branded product sales, shipments from our subsidiaries in Canada and Mexico increased 18.2% and 40.8%, respectively, while shipments to third party distributors increased 12.8%.

        Europe Wholesale Net Sales.    Europe wholesale net sales rose 6.4%, or $44.8 million, inclusive of a $37.7 million contribution from sales related to SKAGEN branded products. Excluding SKAGEN branded products, sales growth of 0.9% was principally attributable to a 5.5%, or $27.9 million, increase in watch sales, partially offset by an 11.5%, or $21.6 million, decrease in our accessories businesses. Our jewelry and leather categories experienced sales volume declines of 13.2%, or $15.3 million, and 8.5%, or $4.0 million, respectively, while our sunglass business decreased 26.8%, or

$3.0 million. We believe a challenging macro environment in Europe was a contributing factor to the reduction in sales growth in addition to our repositioning of the FOSSIL jewelry brand. On a geographical basis, we experienced a reduction in shipments to our Spain joint venture and sales volume declines in Italy and Germany, while sales volumes increased in France and the United Kingdom. Additionally, sales to our third party distributors, located primarily in Eastern Europe and the Middle East, favorably impacted European wholesale net sales in fiscal year 2012, increasing 10.3%, or $12.5 million, as a result of increased sell through.

        Asia Pacific Wholesale Net Sales.    In fiscal year 2012, Asia Pacific wholesale net sales increased 22.8%, or $67.7 million, including $9.2 million of sales of SKAGEN branded products. Excluding sales of SKAGEN branded products, net sales grew 19.7%, primarily attributable to increased watch sales of $56.8 million. At the end of fiscal year 2012, we operated 270 concession locations in the Asia Pacific region with a net 56 new concessions opened during the last twelve months. For the 2012 fiscal year, Asia Pacfic concession sales increased by 22.8% with comparable store sales growing 1.5% in comparison to the prior fiscal year. We believe these concessions represent a large opportunity for us in that they allow us to control the brand presentation and customer experience at the point of sale and capture the full retail price. While the increase in concession locations as well as the addition of duty free business favorably impacted sales growth in Asia during fiscal year 2012, the rate of growth slowed during the back half of the year.

        Direct to Consumer Net Sales.    Direct to consumer net sales increased 19.1%, or $116.2 million, during fiscal year 2012, principally the result of comparable store sales increases of 3.1% and square footage growth of 20.3% during the fiscal year. During fiscal year 2012, comparable store sales related to our global full price accessory concept decreased by 2.0%, primarily driven by declines in our European-based stores. Our global outlet stores experienced comparable store sales growth of 8.4% with positive results in each of our major geographies. Additionally, our Direct to consumer segment was favorably impacted in fiscal year 2012 by an increase of $3.2 million in e-commerce sales, primarily driven by the launch of our France-based e-commerce business as well as modest growth in our other international-based e-commerce sites.

        The following table sets forth the number of stores by brand and concept as of December 29, 2012 and December 31, 2011:

	December 29, 2012			December 31, 2011
	North America	Outside of North America	Total	North America	Outside of North America	Total
FOSSIL accessory stores	106	145	251	103	142	245
FOSSIL outlet stores	77	45	122	65	25	90
Watch Station International outlet stores	22	13	35	10	4	14

Outlet stores	99	58	157	75	29	104
FOSSIL clothing stores	31	2	33	32	4	36
Full-price Watch Station International	5	6	11	2	2	4
Other full-price multi-brand	0	7	7	0	9	9

Full-price multi-brand	5	13	18	2	11	13
SKAGEN stores	6	8	14	0	0	0

Total stores	247	226	473	212	186	398

        During fiscal year 2012, we opened 92 new stores and closed 17 stores. During fiscal year 2013, we anticipate opening approximately 70 to 75 additional retail stores and closing approximately 12 stores globally. A store is included in comparable store sales in the thirteenth month of operation. Stores that experience a gross square footage increase of 10% or more due to an expansion and/or relocation are removed from the comparable store sales base, but are included in total sales. These stores are returned to the comparable store sales base in the thirteenth month following the expansion and/or relocation.

        Gross Profit.    Gross profit of $1.6 billion in fiscal year 2012 represented an increase of 11.6% in comparison to $1.4 billion in fiscal year 2011. Gross profit margin increased 10 basis points to 56.2% in fiscal year 2012 compared to 56.1% in the prior fiscal year. Foreign currency exchange rates negatively impacted gross profit margin by approximately 110 basis points during fiscal year 2012. Excluding the impact of currency, gross profit margin was favorably impacted by increases in the sales mix of higher margin watch products versus leather products, select price increases across certain businesses, production efficiencies, an increase in the Direct to consumer and Asia Pacific wholesale distribution channels and outlet expansion. The success of our efforts to reduce the number of our SKUs has reduced our liquidation needs and our margins on liquidated products have improved as a greater mix of sales are flowing through our outlets rather than third party liquidators.

        Our consolidated gross profit margin is also impacted by our diversified business model that includes but is not limited to: (i) a significant number of product categories we distribute, (ii) the multiple brands we offer within several product categories, (iii) the geographical presence of our businesses, and (iv) the different distribution channels we sell to or through. The components of this diversified business model produce varying ranges of gross profit margin. Generally, on a historical basis, our fashion branded watch, jewelry and sunglass offerings produce higher gross profit margins than our leather goods offerings. In addition, in most product categories that we offer, brands with higher retail price points generally produce higher gross profit margins compared to those of lower retail priced brands. From a segment standpoint, our Direct to consumer business generally produces the highest gross profit margin as a result of these sales being direct to the ultimate consumer. Gross profit margins related to sales in our international wholesale segments are historically lower than our Direct to consumer segment, but historically higher than our North America wholesale segment primarily due to the following factors: (i) premiums charged in comparison to retail prices on products sold in the U.S.; (ii) the product sales mix in our international wholesale segments, in comparison to our North America wholesale segment, are comprised more predominantly of watches and jewelry that generally produce higher gross profit margins than leather goods; (iii) the watch sales mix in our international wholesale segments, in comparison to our North America wholesale segment, are comprised more predominantly of higher priced licensed brands; and (iv) concessions sales in our Asia Pacific wholesale segment where we capture the full retail price.

        Operating Expenses.    Operating expenses increased by $150.5 million, and as a percentage of net sales, increased to 39.1% in fiscal year 2012 compared to 37.7% in fiscal year 2011. The translation of foreign-based expenses in fiscal year 2012 decreased operating expenses by approximately $18.7 million as a result of the stronger U.S dollar. Non-recurring acquisition and transition costs associated with the Skagen Designs acquisition totaled $8.7 million. These non-recurring costs were offset by a $9.9 million favorable adjustment resulting from the revaluation of a contingent consideration liability related to the purchase. On a constant dollar basis and excluding non-recurring expenses related to the Skagen Designs acquisition, operating expense increases were primarily attributable to expenses associated with an increase in the number of Company-owned retail stores and expense increases across our wholesale and corporate segments. Expense growth in our wholesale segments was largely a result of infrastructure investments primarily related to headcount additions and Asia Pacific concession-related costs. Expense increases in the Direct to consumer segment were primarily attributable to the 14.3% growth in retail stores. Expense growth in the corporate cost area was primarily attributable to increased payroll costs due to headcount additions and equity-based compensation and other infrastructure expenses.

        The following table sets forth operating expenses on a segment basis and the relative percentage of operating expenses to net sales for each segment for the fiscal years indicated (in millions, except for percentage data):

	2012		2011
Fiscal Year	Operating Expense	% of Net Sales	Operating Expense	% of Net Sales
North America wholesale	$200.4	18.5%	$165.4	17.1%
Europe wholesale	210.5	30.2	199.2	28.6
Asia Pacific wholesale	170.0	47.0	134.1	45.2
Direct to consumer	379.4	53.0	322.7	53.1
Corporate	157.4		145.8

Total	$1,117.7	39.1%	$967.2	37.7%

        Operating Income.    Operating income increased $16.8 million, or 3.6%, in fiscal year 2012. As a percentage of net sales, operating income decreased to 17.1% of net sales in fiscal year 2012 compared to 18.4% of net sales in the prior fiscal year, primarily as a result of a 140 basis point decrease in operating expense leverage. During fiscal year 2012, operating income was negatively impacted by approximately $43.8 million as a result of the translation of foreign-based sales and expenses into U.S. dollars. Excluding the impact of foreign currency rate changes, fiscal year 2012 operating income, as a percentage of net sales, would have approximated 18.3%.

        Interest Expense.    Interest expense increased by $2.8 million in fiscal year 2012, primarily driven by interest expense on borrowings against our revolving credit facility, partially related to the acquisition of Skagen Designs and purchases of common stock under our stock repurchase programs. To a lesser extent, interest expense increased as a result of participation by our Asia Pacific and Mexican subsidiaries in our intercompany cash pool at interest rates in excess of those earned on cash deposits by our European subsidiaries participating in the pool.

        Other Income (Expense)—Net.    Other income (expense)—net primarily reflects foreign currency transaction gains or losses resulting from mark-to-market, hedging and other transactional activities, equity in the earnings or losses of our non-consolidated joint venture in Spain and interest income from investments. During fiscal year 2012, other income (expense)—net changed favorably by approximately $26.6 million, primarily driven by net foreign currency transaction gains of $5.6 million in fiscal year 2012, as compared to net foreign currency transaction losses of $20.7 million in fiscal year 2011.

        Provision for Income Taxes.    Income tax expense for fiscal year 2012 was $138.0 million, resulting in an effective tax rate of 28.0%, compared to 31.9% in fiscal year 2011. Fiscal year 2012 income tax expense was favorably impacted by management's determination in fiscal 2012 to reinvest undistributed earnings and profits of certain foreign subsidiaries and the recognition of previously unrecognized income tax benefits in connection with the completion of prior year income tax audits during the fiscal year.

        Net Income Attributable to Noncontrolling Interest.    Net income attributable to noncontrolling interest, which represents the minority interest portion of subsidiaries in which we own less than 100%, decreased $1.8 million for fiscal year 2012. This decrease was primarily a result of our acquiring the remaining noncontrolling interests of our Mexico subsidiaries and decreased net income related to our less than 100% owned watch assembly facilities.

        Net Income Attributable to Fossil, Inc.    Fiscal year 2012 net income attributable to Fossil, Inc. increased 16.5% to $343.4 million, or $5.59 per diluted share, in comparison to $294.7 million, or $4.61 per diluted share, in the prior fiscal year. Net income attributable to Fossil, Inc. for fiscal year 2012 included net foreign currency losses of $0.21 per diluted share and a $0.22 per diluted share benefit as a result of a 4.0% lower outstanding share count due to common stock repurchases under our ongoing stock repurchase program.

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

        Consolidated Net Sales.    We believe watch sales across all of our operating segments benefited from a resurgence in the watch category in general, resulting in consumers allocating more of their discretionary spending to this fashion category. We also believe our results outpaced those of our competitors as consumers responded positively to our innovative product offerings and focused presentations at retail. We attributed this favorable consumer response to our designs, which incorporated newer materials into the construction of the watch while also maintaining a very strong price to value relationship. With respect to the FOSSIL brand, we followed a strategy of focusing our marketing efforts on point-of-sale presentations, as well as our catalog and web-based marketing initiatives and the growth of our FOSSIL store and ecommerce footprint. We believe these strategies clearly communicated the aspirational lifestyle image of the brand and resonated strongly with consumers around the world. Net sales of FOSSIL branded products increased by 17.3% during fiscal year 2011.

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

        The leather and jewelry categories also contributed to the sales volume growth in North America during fiscal year 2011, increasing 11.5%, or $19.7 million, and 24.0%, or $5.4 million, respectively. Growth in the leathers business was primarily attributable to FOSSIL women's and men's leather sales volume increases of $14.4 million and $4.9 million, respectively. The FOSSIL leathers business was favorably impacted by increased sell-through rates at retail and increased average unit retail prices as a result of introducing a growing selection of higher quality details and fabrications in our leather products. Increases in the jewelry category were primarily the result of the launch of MICHAEL KORS jewelry during fiscal year 2011, which contributed $6.4 million, partially offset by a sales volume decline of $2.4 million in FOSSIL accessory jewelry as a result of lower sell-through rates in fiscal year 2011 as compared to the prior fiscal year.

        Europe Wholesale Net Sales.    Europe wholesale net sales rose 21.9%, or $119.9 million, during fiscal year 2011, primarily as a result of a 22.7%, or $90.0 million, increase in watch shipments. All key markets and major watch brands experienced growth, with the greatest gains delivered by MICHAEL KORS of $23.5 million, FOSSIL of $21.5 million, DKNY of $11.2 million, DIESEL of $10.0 million and EMPORIO ARMANI and BURBERRY of $8.9 million each. Sales growth in MICHAEL KORS primarily resulted from increased door growth in the region as well as the continuing brand building initiatives by the licensor. We believe the growth in all of our other watch brands was a result of consumers' positive response to our focused and innovative designs, lifestyle brand imaging and the strong price to value relationship of our product offerings in comparison to our competitors in the region. The leather and jewelry businesses also favorably impacted fiscal year 2011 by increasing 71.8%, or $19.0 million, and 11.0%, or $11.2 million, respectively. The leather business continues to expand in Europe as a result of the increased FOSSIL brand awareness generated from the growing number of retail stores and websites launched in key markets. Additionally, during fiscal year 2011, sales to third party distributors, located primarily in Eastern Europe and the Middle East, rose 40.3%, or $35.1 million, as a result of increased brand awareness and higher sell-through rates.

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

        Direct to Consumer Net Sales.    Direct to consumer net sales increased 23.6%, or $113.8 million, during fiscal year 2011, principally the result of comparable store sales increases of 17.4% and a 6.1% increase in the average number of stores open during the fiscal year. The emphasis we have placed upon engaging our customers within our redesigned store environment and the focus on our proven selling metrics has improved store productivity. During fiscal year 2011, comparable store sales related to our global full-price accessory concept increased by 11.5%, while our global outlet stores experienced comparable store sales growth of 26.2%. Additionally, our Direct to consumer segment was favorably impacted in fiscal year 2011 by $5.0 million of additional e-commerce sales, primarily driven by our U.S., Germany and U.K.-based e-commerce businesses. In December, our most productive month for e-commerce, our e-commerce business increased by 11.7% in 2011 as compared to December 2010.

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

        The following table sets forth operating expenses on a segment basis and the relative percentage of operating expenses to net sales for each segment for the fiscal years indicated (in millions, except for percentage data):

	2011		2010
Fiscal Year	Operating Expense	% of Net Sales	Operating Expense	% of Net Sales
North America wholesale	$165.4	17.1%	$146.3	18.8%
Europe wholesale	199.2	28.6	164.1	30.0
Asia Pacific wholesale	134.1	45.2	96.1	43.5
Direct to consumer	322.7	53.1	258.2	53.4
Corporate	145.8		114.1

Total	$967.2	37.7%	$778.8	38.3%

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

        Other Income (Expense)—Net.    Other income (expense)—net primarily reflects interest income from investments, foreign currency transaction gains or losses resulting from mark-to-market, hedging and other transactional activities, and equity in the earnings or losses of our non-consolidated joint venture in Spain. During fiscal year 2011, other income (expense)—net changed unfavorably by approximately $27.0 million, primarily driven by net foreign currency transaction losses of $20.7 million in fiscal year 2011, as compared to net foreign currency transaction gains of $5.2 million in fiscal year 2010.

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

Liquidity and Capital Resources

        Historically, our business operations have not required substantial cash during the first several months of our fiscal year. Generally, starting in the third quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our quarterly cash requirements are also impacted by the number of new stores we open, other capital expenditures and the amount of any discretionary stock repurchases we make. Our cash and cash equivalents balance at the end of fiscal year 2012 was $177.2 million, including $152.8 million held in banks outside the U.S., in comparison to $287.5 million at the end of fiscal year 2011. On April 2, 2012, we completed the acquisition of Skagen Designs in consideration for a cash purchase price of $231.7 million and the issuance of 150,000 shares of our common stock. To fund the cash purchase price, we utilized approximately $200 million of availability under our $350 million revolving line of credit and excess cash available in our international subsidiaries to fund the international portion of the purchase price.

        Net cash provided by operating activities of $451.6 million in fiscal year 2012 was more than offset by the aggregate amount of cash used in investing and financing activities of $345.2 million and $219.6 million, respectively, resulting in a $110.3 million decrease in cash and cash equivalents since the end of fiscal year 2011. During fiscal year 2012, net cash provided by operating activities consisted primarily of net income of $354.3 million, favorable non-cash activities of $77.4 million, and a favorable decrease in net operating assets and liabilities of $18.1 million. During fiscal year 2012, net cash used in investing activities was primarily driven by $229.2 million in business acquisitions and $112.4 million related to capital expenditures. During fiscal year 2012, net cash used in financing activities was principally comprised of $271.3 million of common stock acquisitions, partially offset by $56.2 million of net borrowings on notes payable. Net borrowings on notes payable primarily consisted of draws and repayments made under our $350 million revolving line of credit.

        Accounts receivable increased by 20.2% to $363.5 million during fiscal year 2012 compared to $302.5 million at the end of the prior fiscal year, due to an increase in wholesale shipments and the acquisition of Skagen Designs. Average days sales outstanding for our wholesale segments for fiscal year 2012 remained at 46 days from the prior fiscal year.

        Inventory at the end of fiscal year 2012 was $506.3 million, representing an increase of 3.5% from the prior fiscal year inventory balance of $489.0 million. Our inventory growth was driven by investments in components to preserve production flow, the adddition of Skagen Designs and new store growth. These additional investments were partially offset by lower finished goods inventories resulting from our efforts to reduce the number of our SKUs.

        In fiscal year 2010, our Board of Directors approved two common stock repurchase programs pursuant to which up to $30 million and $750 million, respectively, could be used to repurchase outstanding shares of our common stock. In December 2012, our Board of Directors approved an additional common stock repurchase program pursuant to which up to $1.0 billion could be used to repurchase outstanding shares of our common stock. All of these repurchase programs are to be conducted pursuant to Rule 10b-18 of the Securities Exchange Act of 1934. The $750 million repurchase program has a termination date of December 2013, and the $30 million repurchase program has no termination date. The $1.0 billion common stock repurchase program has a termination date of December 2016.

        During fiscal year 2011, we repurchased approximately 3.1 million shares of common stock under the $750 million repurchase program at a cost of $270.9 million. During fiscal year 2012, we repurchased approximately 3.0 million shares of common stock under the $750 million repurchase program at a cost of $261.3 million. We did not make any repurchases under the $30 million plan during fiscal year 2012 and 2011. We did not make any repurchases under the $1 billion repurchase program during fiscal year 2012. We effectively retired 9.3 million shares of our common stock during fiscal year 2012 that were repurchased under our repurchase programs during our 2012, 2011 and 2010 fiscal years. During fiscal year 2012, we accounted for the retirements by allocating the repurchase price, which is based upon the equity contribution associated with historical issuances, to common stock, additional paid-in capital and retained earnings. The effective retirement of common stock repurchased decreased common stock by $93,000, additional paid in capital by $50.1 million, retained earnings by $661.8 million and treasury stock by $712.0 million.

        At the end of the fiscal year 2012, we had working capital of $737.3 million compared to working capital of $844.1 million at the end of the prior fiscal year. Additionally, we had approximately $2.8 million of outstanding short-term borrowings and $75.1 million in long-term debt.

        On December 17, 2010, we and certain of our subsidiaries entered into a three year Credit Agreement (the "Credit Agreement") with (i) Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent, swingline lender and issuing lender, (ii) Wells Fargo Securities, LLC, as sole lead arranger and sole book manager and (iii) Bank of America, N.A., as lender. The Credit Agreement provides for revolving credit loans in the amount of $300 million (the "Revolver"), a swingline loan of $20 million, and letters of credit. On April 2, 2012, in connection with the Skagen Designs acquisition, the Credit Agreement was amended to, among other things, (i) increase the aggregate commitment of the lenders under the Revolver from $300 million to $350 million, (ii) provide for an uncommitted $50 million incremental revolving credit commitment and (iii) extend the maturity date from December 17, 2013 to December 17, 2014. The Credit Agreement is guaranteed by all of our direct and indirect material domestic subsidiaries and secured by 65% of the outstanding voting capital stock and 100% of the non-voting capital of our foreign subsidiaries, Fossil Europe B.V., Swiss Technology Holding GmbH and Fossil (East) Limited. Amounts outstanding under the Revolver bear interest at our option of (i) the base rate (defined as the higher of (a) the prime rate publicly announced by Wells Fargo (3.25% at fiscal year end 2012), (b) the federal funds rate plus 1.50% and (c) the London Interbank Offer Rate ("LIBOR") (0.21% at fiscal year 2012) plus 1.50%) plus the base rate applicable margin (which varies based upon our consolidated leverage ratio (the "Ratio") from 0.25% if the Ratio is less than 1.00 to 1.00, to 1.00% if the Ratio is greater than or equal to 2.00 to 1.00) or (ii) the LIBOR rate (defined as the quotient obtained by dividing (a) LIBOR by (b) 1.00 minus the Eurodollar reserve percentage) plus the LIBOR rate applicable margin (which varies based upon the Ratio from 1.25% if the Ratio is less than 1.00 to 1.00, to 2.00% if the Ratio is greater than or equal to 2.00 to 1.00). Amounts outstanding under the swingline loan under the Credit Agreement or upon any drawing under a letter of credit bear interest at the base rate plus the base rate applicable margin. Financial covenants in the Credit Agreement require us to maintain (i) a consolidated leverage ratio no greater than 2.50 to 1.00, (ii) consolidated tangible net worth of no less than the sum of (a) $600 million plus (b) 25% of positive consolidated net income, (iii) consolidated net income that is not negative for any two consecutive fiscal quarters, and (iv) maximum capital expenditures not in excess of $200 million during fiscal year 2012, and $150 million during each fiscal year thereafter, subject to certain adjustments. The Credit Agreement contains representations, warranties, covenants, events of default and indemnities that are customary for agreements of this type. We had $0.9 million of outstanding standby letters of credit at December 29, 2012 that reduced amounts available under the Revolver. During the fiscal year 2012, we borrowed $544.8 million under the Revolver at an average rate of 1.5% and repaid $479.8 million, leaving a balance of $65.0 million outstanding under the Revolver as of December 29, 2012.

        In November 2009, our Japanese subsidiary, Fossil Japan, Inc. ("Fossil Japan"), entered into a 400 million Yen revolving credit facility agreement (the "Facility"). On February 22, 2012, Fossil Japan renewed 300 million Yen, or approximately $3.8 million, of borrowings under the Facility at the short-term prime rate of 1.475%, with a maturity date of May 22, 2012. On April 6, 2012, Fossil Japan repaid the outstanding balance of 300 million Yen, or approximately $3.6 million. At the end of fiscal year 2012, we had no outstanding borrowings under the Facility.

        At the end of fiscal year 2012, excluding long-term capital lease obligations of $6.4 million, we had outstanding short-term and long-term borrowings of $0.1 million and $3.7 million, respectively, related to our wholly-owned subsidiary, Fossil Group Europe, Gmbh, in the form of a term note. This note requires Fossil Group Europe, Gmbh to submit an annual balance sheet and income statement and is secured by our building in Basel, Switzerland. This note has a variable interest rate (2.0% at fiscal year end 2012) and interest payments due quarterly. This note requires minimum principal payments of 100,000 Swiss Francs (approximately $109,000 at the end of fiscal year 2012) each year, has no stated maturity and has no penalties for early termination.

        During the second quarter of fiscal 2012, we assumed a 500,000 Swiss Franc short-term note payable (the "STP Note") with Eastime Limited. The STP Note has a fixed interest rate of 2% with interest due annually and a maturity date of March 31, 2013. Swiss Franc-based borrowings, in U.S. dollars, under the STP Note were approximately $0.5 million at December 29, 2012.

        In April 2011, our Korean subsidiary, Fossil (Korea) Limited ("Fossil Korea"), entered into a $20 million credit facility agreement (the "Agreement") with Bank of America, N.A., Seoul Branch. On April 13, 2012, the Agreement was renewed under the same terms for a one year time period. The Agreement bears interest, based on a three month CD rate which is published by the Korea Securities

Dealers Association (2.85% at fiscal year end 2012), plus 120 basis points for a one month period or plus 130 basis points for a three month period. On November 19, 2012, Fossil Korea repaid the outstanding balance of approximately $1.8 million. At the end of fiscal year 2012, we had no outstanding borrowings under the Facility.

        On October 31, 2012, Swiss Technology Components AG ("STC"), our wholly-owned subsidiary, entered into a 1.1 million Swiss Franc short-term note payable (the "STC Note") with New Civilization Limited, a corporation registered in Macau, China. The STC Note has a fixed interest rate of 3% with interest and principal due on October 31, 2013. The Swiss Franc-based borrowings, in U.S. dollars, under the STC Note were approximately $1.2 million at December 29, 2012.

        At December 29, 2012, we were in compliance with all material debt covenants related to all of our credit facilities.

        As of December 29, 2012, $395 million of undistributed earnings of our foreign subsidiaries are not considered to be indefinitely reinvested. As such, taxes have been accrued on these amounts net of applicable foreign tax credits. We have not provided for U.S. federal and state income taxes on the remaining $557 million of undistributed earnings of our foreign subsidiaries, as such earnings are considered indefinitely reinvested outside the United States. The determination of the amount of incremental tax that would be due in the event these earnings are repatriated in the future is not practicable. However, our intent is to keep these funds indefinitely reinvested outside of the United States and our current plans do not indicate a need to repatriate them to fund our U.S. operations.

        As illustrated in the contractual obligations table below, we have approximately $7.9 million of uncertain tax positions that have been recorded as liabilities and could be settled in cash in the next 12 months. For the fiscal year ending December 28, 2013, we expect total capital expenditures to be in a range of $115 million to $125 million. These capital expenditures will be primarily related to global retail store expansion and renovation and investment in technological infrastructure. We believe that cash flows from operations combined with existing cash on hand and amounts available under the Revolver will be sufficient to fund our working capital needs, common stock repurchases and planned capital expenditures for the next twelve months.

Contractual Obligations

        The following table identifies our contractual obligations as of December 29, 2012 (in thousands).

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Debt obligations(1)	$70,587	$1,865	$65,219	$219	$3,284
Minimum royalty payments(2)	285,920	144,910	133,306	7,704	0
Capital lease obligations	10,268	1,095	2,304	2,166	4,703
Operating lease obligations	739,725	130,423	221,801	163,680	223,821
Purchase obligations(3)	271,186	268,928	2,258	0	0
Uncertain tax positions(4)	7,921	7,921	0	0	0

Total contractual obligations	$1,385,607	$555,142	$424,888	$173,769	$231,808

(1)
Consists of borrowings in the United States and Switzerland, excluding contractual interest payments that are variable in nature.

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

(4)
Management has only included its current ASC 740 liability in the table above. Long-term amounts of $7.6 million have been excluded because the payment timing cannot be reasonably estimated.

Off Balance Sheet Arrangements

        None.

Selected Quarterly Consolidated Financial Data

        The table below sets forth selected quarterly consolidated financial information. The information is derived from our unaudited consolidated financial statements and includes, in the opinion of management, all normal and recurring adjustments that management considers necessary for a fair statement of results for such periods. The operating results for any quarter are not necessarily indicative of results for any future period. Certain line items presented in the tables below, when aggregated, may not agree with the corresponding line items on our consolidated statements of comprehensive income for fiscal years 2012 and 2011 due to rounding (in thousands, except percentage and per share data).

Fiscal Year 2012	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net sales	$589,533	$636,104	$684,170	$947,700
Gross profit	328,980	356,361	381,524	539,678
Operating expenses	246,119	268,264	268,437	334,883
Operating income	82,861	88,097	113,087	204,795
Income before income taxes	84,596	88,093	113,861	205,671
Provision for income taxes	23,524	27,705	33,984	52,749
Net income	61,072	60,388	79,877	152,922
Net income attributable to noncontrolling interest	2,932	3,050	3,086	1,790
Net income attributable to Fossil, Inc.	58,140	57,338	76,791	151,132
Earnings per share:
Basic	0.94	0.93	1.27	2.53
Diluted	0.93	0.92	1.26	2.51
Gross profit as a percentage of net sales	55.8%	56.0%	55.8%	56.9%
Operating expenses as a percentage of net sales	41.7%	42.2%	39.3%	35.3%
Operating income as a percentage of net sales	14.1%	13.8%	16.5%	21.6%

Fiscal Year 2011	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net sales	$536,975	$556,661	$642,910	$830,756
Gross profit	301,812	311,976	359,529	465,869
Operating expenses	209,256	225,714	240,720	291,505
Operating income	92,556	86,262	118,809	174,364
Income before income taxes	89,258	81,688	111,811	168,803
Provision for income taxes	31,192	27,657	39,307	46,001
Net income	58,066	54,031	72,504	122,802
Net income attributable to noncontrolling interest	2,244	2,670	2,895	4,891
Net income attributable to Fossil, Inc.	55,822	51,361	69,609	117,911
Earnings per share:
Basic	0.87	0.81	1.10	1.88
Diluted	0.86	0.80	1.09	1.87
Gross profit as a percentage of net sales	56.2%	56.0%	55.9%	56.1%
Operating expenses as a percentage of net sales	39.0%	40.5%	37.4%	35.1%
Operating income as a percentage of net sales	17.2%	15.5%	18.5%	21.0%

        While the majority of our products are not seasonal in nature, a significant portion of our net sales and operating income is generally derived in the second half of the fiscal year. Our third and fourth quarters, which include the "back to school" and Christmas seasons, have historically generated a significant portion of our annual operating income. The amount of net sales and operating income generated during the first quarter is affected by the levels of inventory held by retailers at the end of the Christmas season, as well as general economic conditions and other factors beyond our control. In general, lower levels of inventory held by retailers at the end of the Christmas season may have a positive impact on our net sales and operating income in the first quarter of the following fiscal year as a result of higher levels of restocking orders placed by retailers. We currently believe that our inventory levels at our largest customers in the U.S. about which we have sufficient information to form an opinion were near their targeted inventory levels at the end of fiscal year 2012.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        As a multinational enterprise, we are exposed to changes in foreign currency exchange rates. Our most significant foreign currency risk relates to the Euro and, to a lesser extent, the British Pound, Australian Dollar, Canadian Dollar, Japanese Yen and Mexican Peso as compared to the U.S. dollar. Due to our vertical nature whereby a significant portion of goods are sourced from our owned facilities, the foreign currency risks relate primarily to the necessary current settlement of intercompany inventory transactions. We employ a variety of operating practices to manage these market risks relative to foreign currency exchange rate changes and, where deemed appropriate, utilize forward contracts. These operating practices include, among others, our ability to convert foreign currency into U.S. dollars at spot rates and to maintain U.S. dollar pricing relative to sales of our products to certain distributors located outside the U.S. The use of forward contracts allows us to offset exposure to rate fluctuations because the gains or losses incurred on the derivative instruments will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. We use derivative instruments only for risk management purposes and do not use them for speculation or for trading. There were no significant changes in how we managed foreign currency transactional exposure in fiscal year 2012 and management does not anticipate any significant changes in such exposures or in the strategies we employ to manage such exposure in the near future.

        At December 29, 2012, the following table reflects the outstanding foreign exchange contracts and their expiration dates (in millions).

Functional Currency		Contract Currency
Type	Amount	Type	Amount	Expiration Date
Euro	144.9	U.S. Dollar	188.4	June 2014
British Pound	15.8	U.S. Dollar	25.1	June 2014
Japanese Yen	1,996.7	U.S. Dollar	24.6	June 2014
Canadian Dollar	21.1	U.S. Dollar	21.0	June 2014
Mexican Peso	153.0	U.S. Dollar	11.5	September 2013
Australian Dollar	10.4	U.S. Dollar	10.6	September 2013

        If we were to settle our European Euro, British Pound, Japanese Yen, Australian Dollar, Mexican Peso and Canadian Dollar based forward contracts at December 29, 2012, the net result would have been a net loss of approximately $1.8 million, net of taxes. At December 29, 2012, a 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against foreign currencies to which we have balance sheet transactional exposures, would have decreased net pre-tax income by $6.1 million. The translation of the balance sheets of our foreign-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. At December 29, 2012, a 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would have reduced consolidated stockholders' equity by approximately $59.1 million. In our view, these hypothetical losses resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position, results of operations or cash flows.

Item 8.    Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Fossil, Inc.
Richardson, Texas

        We have audited the accompanying consolidated balance sheets of Fossil, Inc. and subsidiaries (the "Company") as of December 29, 2012 and December 31, 2011, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 29, 2012. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fossil, Inc. and subsidiaries as of December 29, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 29, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
February 27, 2013

FOSSIL, INC.

CONSOLIDATED BALANCE SHEETS

IN THOUSANDS

	December 29, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$177,236	$287,498
Securities available for sale	127	155
Accounts receivable—net	363,456	302,467
Inventories	506,314	488,983
Deferred income tax assets—net	34,238	45,803
Prepaid expenses and other current assets	62,741	110,496

Total current assets	1,144,112	1,235,402
Investments	6,965	7,520
Property, plant and equipment—net	335,446	282,050
Goodwill	184,793	44,054
Intangible and other assets—net	170,673	73,896

Total long-term assets	697,877	407,520

Total assets	$1,841,989	$1,642,922

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$149,561	$157,883
Short-term debt	2,794	9,009
Accrued expenses:
Compensation	55,563	58,745
Royalties	53,547	48,807
Co-op advertising	24,500	21,287
Transaction taxes	27,973	23,086
Other	61,575	56,122
Income taxes payable	31,265	16,339

Total current liabilities	406,778	391,278
Long-term income taxes payable	8,662	17,194
Deferred income tax liabilities	79,756	86,328
Long-term debt	75,140	6,236
Other long-term liabilities	31,189	25,040

Total long-term liabilities	194,747	134,798
Commitments and contingencies (Note 14)
Stockholders' equity:
Common stock, 59,631 and 68,370 shares issued at December 29, 2012 and December 31, 2011, respectively	596	684
Treasury stock, at cost, 6,215 shares at December 31, 2011	0	(450,700)
Additional paid-in capital	138,097	149,243
Retained earnings	1,066,082	1,384,522
Accumulated other comprehensive income	28,760	22,180

Total Fossil, Inc. stockholders' equity	1,233,535	1,105,929
Noncontrolling interest	6,929	10,917

Total stockholders' equity	1,240,464	1,116,846

Total liabilities and stockholders' equity	$1,841,989	$1,642,922

See notes to the consolidated financial statements.

FOSSIL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

IN THOUSANDS, EXCEPT PER SHARE DATA

Fiscal Year	2012	2011	2010
Net sales	$2,857,508	$2,567,302	$2,030,690
Cost of sales	1,250,965	1,128,116	875,526

Gross profit	1,606,543	1,439,186	1,155,164
Operating expenses:
Selling and distribution	826,919	715,350	583,860
General and administrative	290,784	251,845	194,890

Total operating expenses	1,117,703	967,195	778,750

Operating income	488,840	471,991	376,414
Interest expense	5,160	2,391	1,119
Other income (expense)—net	8,542	(18,041)	8,915

Income before income taxes	492,222	451,559	384,210
Provision for income taxes	137,963	144,157	119,320

Net income	354,259	307,402	264,890
Less: Net income attributable to noncontrolling interest	10,858	12,700	9,685

Net income attributable to Fossil, Inc.	$343,401	$294,702	$255,205

Other comprehensive income (loss), net of taxes:
Currency translation adjustment	$11,228	$(6,491)	$(9,909)
Unrealized (loss) gain on securities available for sale	(29)	(656)	554
Forward contracts hedging intercompany foreign currency payments—change in fair values	(4,619)	9,909	(5,687)

Total other comprehensive income (loss)	6,580	2,762	(15,042)

Total comprehensive income	360,839	310,164	249,848
Less: Comprehensive income attributable to noncontrolling interest	10,858	12,700	9,690

Comprehensive income attributable to Fossil, Inc.	$349,981	$297,464	$240,158

Earnings per share:
Basic	$5.63	$4.66	$3.83

Diluted	$5.59	$4.61	$3.77

Weighted average common shares outstanding:
Basic	60,959	63,298	66,701

Diluted	61,400	63,965	67,687

See notes to the consolidated financial statements.

FOSSIL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AMOUNTS IN THOUSANDS

	Common stock
							Stockholders' equity attributable to Fossil, Inc.
						Accumulated other comprehensive income (loss)
	Shares	Par value	Additional paid-in capital	Treasury stock	Retained earnings			Noncontrolling interest	Total stockholders' equity
Balance, January 2, 2010	66,900	$669	$93,037	$0	$834,615	$34,460	$962,781	$5,631	$968,412
Common stock issued upon exercise of stock options and stock appreciation rights	1,382	14	23,396	0	0	0	23,410	0	23,410
Tax benefit derived from stock-based compensation	0	0	11,961	0	0	0	11,961	0	11,961
Repurchase of common stock	0	0	0	(199,222)	0	0	(199,222)	0	(199,222)
Retirement of common stock	(563)	(6)	(21,746)	21,752	0	0	0	0	0
Restricted stock issued in connection with stock-based compensation plan	163	2	(2)	0	0	0	0	0	0
Common stock forfeitures put to treasury	0	0	727	(5,544)	0	0	(4,817)	0	(4,817)
Stock-based compensation expense	0	0	10,553	0	0	0	10,553	0	10,553
Net income	0	0	0	0	255,205	0	255,205	9,685	264,890
Other comprehensive income	0	0	0	0	0	(15,042)	(15,042)	5	(15,037)
Purchase of noncontrolling interest shares	0	0	(711)		0	0	(711)	(144)	(855)
Distribution of noncontrolling interest earnings	0	0	0	0	0	0	0	(7,587)	(7,587)

Balance, January 1, 2011	67,882	$679	$117,215	$(183,014)	$1,089,820	$19,418	$1,044,118	$7,590	$1,051,708

Common stock issued upon exercise of stock options and stock appreciation rights	436	4	8,536	0	0	0	8,540	0	8,540
Tax benefit derived from stock-based compensation	0	0	9,980	0	0	0	9,980	0	9,980
Repurchase of common stock	0	0	0	(270,882)	0	0	(270,882)	0	(270,882)
Retirement of common stock	(75)	0	(6,220)	6,220	0	0	0	0	0
Restricted stock issued in connection with stock-based compensation plan	127	1	(1)	0	0	0	0	0	0
Common stock forfeitures put to treasury	0	0	481	(6,220)	0	0	(5,739)	0	(5,739)
Stock-based compensation expense	0	0	14,615	0	0	0	14,615	0	14,615
Common stock issued upon legal settlement	0	0	4,637	3,196	0	0	7,833	0	7,833
Net income	0	0	0	0	294,702	0	294,702	12,700	307,402
Other comprehensive income	0	0	0	0	0	2,762	2,762	0	2,762
Distribution of noncontrolling interest earnings	0	0	0	0	0	0	0	(9,373)	(9,373)

Balance, December 31, 2011	68,370	$684	$149,243	$(450,700)	$1,384,522	$22,180	$1,105,929	$10,917	$1,116,846

Common stock issued upon exercise of stock options and stock appreciation rights	336	3	6,087	0	0	0	6,090	0	6,090
Tax benefit derived from stock-based compensation	0	0	11,693	0	0	0	11,693	0	11,693
Acquisition of common stock	0	0	0	(271,293)	0	0	(271,293)	0	(271,293)
Retirement of common stock	(9,341)	(93)	(60,476)	722,410	(661,841)	0	0	0	0
Restricted stock issued in connection with stock-based compensation plan	116	1	(1)	0	0	0	0	0	0
Common stock forfeitures put to treasury	0	0	417	(417)	0	0	0	0	0
Stock-based compensation expense	0	0	18,568	0	0	0	18,568	0	18,568
Net income	0	0	0	0	343,401	0	343,401	10,858	354,259
Other comprehensive income	0	0	0	0	0	6,580	6,580	0	6,580
Purchase of noncontrolling interest shares	0	0	(7,332)	0	0	0	(7,332)	(6,729)	(14,061)
Distribution of noncontrolling interest earnings	0	0	0	0	0	0	0	(8,198)	(8,198)
Acquisitions	150	1	19,898	0	0	0	19,899	81	19,980

Balance, December 29, 2012	59,631	$596	$138,097	$0	$1,066,082	$28,760	$1,233,535	$6,929	$1,240,464

See notes to consolidated financial statements.

FOSSIL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

AMOUNTS IN THOUSANDS

Fiscal Year	2012	2011	2010
Operating Activities:
Net income	$354,259	$307,402	$264,890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	65,536	51,925	40,560
Stock-based compensation	18,568	14,615	10,553
Increase (decrease) in allowance for returns—net of inventory in transit	3,395	(700)	15,558
Loss on disposal of assets	2,290	2,582	748
Impairment losses	1,231	957	7,429
Equity in income of joint venture	(1,382)	(508)	(1,072)
Distribution from joint venture	1,870	2,226	4,726
(Decrease) increase in allowance for doubtful accounts	(1,221)	556	3,921
Excess tax benefits from stock-based compensation	(11,693)	(9,980)	(11,961)
Deferred income taxes and other	10,591	29,697	11,213
Contingent consideration revaluation	(9,949)	0	0
Changes in operating assets and liabilities:
Accounts receivable	(42,849)	(44,061)	(85,893)
Inventories	10,677	(122,648)	(115,921)
Prepaid expenses and other current assets	38,236	(34,029)	(14,298)
Accounts payable	(7,017)	12,657	18,193
Accrued expenses	2,847	34,094	63,331
Income taxes payable	16,211	6,482	(2,800)

Net cash provided by operating activities	451,600	251,267	209,177
Investing Activities:
Additions to property, plant and equipment	(112,385)	(109,852)	(46,538)
Increase in intangible and other assets	(10,419)	(21,644)	(274)
Purchases of securities available for sale	0	(222)	(628)
Sales/maturities of securities available for sale	0	8,255	314
Proceeds from sale of property, plant and equipment	68	21,388	448
Net change in restricted cash	6,734	(7,998)	0
Other investing	0	0	(855)
Business acquisitions—net of cash acquired	(229,151)	0	0

Net cash used in investing activities	(345,153)	(110,073)	(47,533)
Financing Activities:
Acquisition of common stock	(271,293)	(270,882)	(199,222)
Distribution of noncontrolling interest earnings	(8,198)	(9,373)	(7,587)
Purchase of noncontrolling interest shares	(14,061)	0	0
Excess tax benefits from stock-based compensation	11,693	9,980	11,961
Borrowings on notes payable	554,568	12,883	1,243
Payments on notes payable	(498,391)	(8,838)	(389)
Common stock issued upon legal settlement	0	7,833	0
Proceeds from exercise of stock options	6,090	8,540	23,410

Net cash used in financing activities	(219,592)	(249,857)	(170,584)
Effect of exchange rate changes on cash and cash equivalents	2,883	3,367	(3,441)

Net decrease in cash and cash equivalents	(110,262)	(105,296)	(12,381)
Cash and cash equivalents:
Beginning of year	287,498	392,794	405,175

End of year	$177,236	$287,498	$392,794

See notes to the consolidated financial statements.

FOSSIL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

        Consolidated Financial Statements include the accounts of Fossil, Inc., a Delaware corporation, and its subsidiaries (the "Company"). The Company reports on a fiscal year reflecting the retail-based calendar (containing 4-4-5 week calendar quarters). References to 2012, 2011 and 2010 are for the fiscal years ended December 29, 2012, December 31, 2011, and January 1, 2011, respectively. All intercompany balances and transactions are eliminated in consolidation. The Company is a leader in the design, development, marketing and distribution of contemporary, high quality fashion accessories on a global basis. The Company's products are sold primarily through department stores, specialty retailers and Company-owned retail stores worldwide.

        Use of Estimates are required in the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Management makes estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to product returns, allowance for bad debt, inventories, long-lived assets, goodwill and trade names, income taxes, warranty costs, hedge accounting, litigation, reserves and stock-based compensation. Management bases its estimates and judgments on historical experience and on various other factors that it believes are reasonable under the circumstances. Management estimates form the basis for making judgments about the carrying value of the assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions.

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

        A significant portion of sales of the Company's products are supplied by manufacturers located outside of the U.S., primarily in Asia. While the Company is not dependent on any single manufacturer outside the U.S., the Company could be adversely affected by political or economic disruptions affecting the business or operations of third-party manufacturers located outside of the U.S. In fiscal years 2012 and 2011, two of the Company's majority-owned assembly factories accounted for more than 60% of the Company's total watch assembly and jewelry production.

        Cash Equivalents are considered all highly liquid investments with original maturities of three months or less from the date of purchase.

        Restricted Cash as of December 29, 2012 was comprised of $0.3 million in short-term balances, primarily pledged as collateral to secure bank guarantees for the purpose of obtaining retail space. As of December 31, 2011, the Company had short-term restricted cash of $5.9 million, primarily pledged as collateral to secure bank guarantees on behalf of the Company for payments related to prospective value-added tax liabilities. Short-term restricted cash is reported in prepaid expenses and other current assets in the Company's consolidated balance sheets as a component of current assets. The Company also had long-term restricted cash balances of $1.0 million and $2.1 million as of December 29, 2012

FOSSIL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Significant Accounting Policies (Continued)

and December 31, 2011, respectively, pledged as collateral to secure bank guarantees for the purpose of obtaining retail space. This restricted cash is reported in intangible and other assets—net in the Company's consolidated balance sheets as a component of long-term assets.

        Securities Available for Sale consists of investments in publicly traded equity securities. By policy, the Company invests primarily in high-grade, marketable securities. Unrealized holding gains and losses are included in accumulated other comprehensive income in the Company's consolidated balance sheets as a component of stockholders' equity. In fiscal year 2011, the Company sold all of the debt securities it held at their approximate carrying value of $8.1 million.

        Accounts Receivable are stated net of allowances of approximately $65.3 million and $61.6 million for estimated customer returns and approximately $17.1 million and $18.2 million for doubtful accounts at the end of fiscal years 2012 and 2011, respectively. The Company's bad debt allowance increased during fiscal years 2011 and 2010 due to the challenging global economic environment. Due to an improvement in the aging of the Company's receivables and the resolution of certain customer bankruptcies, the Company was able to reduce its bad debt allowance in fiscal year 2012. The Company's policy is to maintain reserve balances for bankruptcies until the bankruptcies are actually settled. The total amount charged to cost and expenses relating to the Company's doubtful accounts receivables is not material to the Company's consolidated statements of comprehensive income. See Schedule II—Valuations and Qualifying Accounts for more information regarding the Company's bad debt allowance.

        Inventories are stated at the lower of market or average cost, including any applicable duty and freight charges. Inventory held at consignment locations is included in the Company's finished goods inventory, and at the end of fiscal years 2012 and 2011 was $35.9 million and $18.5 million, respectively.

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

        Property, plant and equipment and other long-lived assets are evaluated for impairment whenever events or conditions indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows related to the asset. Impairment losses related to underperforming Company-owned retail stores of approximately $1.2 million, $1.0 million and $1.8 million were recorded in fiscal years 2012, 2011 and 2010, respectively, and are included in selling and distribution expenses in the Company's consolidated statements of comprehensive income. The Company also recorded a $3.7 million impairment loss related to a Company-owned office building in fiscal 2010, which was included in general and administrative expenses in the Company's consolidated statements of comprehensive income. No impairment losses were recorded on Company-owned office buildings in fiscal years 2012 or 2011.

        Goodwill and Other Intangible Assets include the cost in excess of net tangible assets acquired (goodwill), trademarks, trade names, customer lists and patents. Trademarks, customer lists and patents

FOSSIL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Significant Accounting Policies (Continued)

are amortized using the straight-line method over their estimated useful lives, which are generally three to twenty years. Goodwill and other indefinite-lived intangible assets, such as trade names acquired in business combinations, are evaluated for impairment annually as of the end of the fiscal year rather than amortized. Additionally, if events or conditions were to indicate the carrying value of a reporting unit or an indefinite-lived intangible asset may not be recoverable, the Company would evaluate the asset for impairment at that time. Impairment testing compares the carrying amount of the asset with its fair value. When the carrying amount of the asset exceeds its fair value, an impairment charge is recorded.

        The Company has three reporting units for which it evaluates goodwill for impairment. These reporting units are North America wholesale, Europe wholesale and Asia Pacific wholesale. The fair value of each reporting unit is estimated using market comparable information. If the estimated fair value of a reporting unit exceeds its carrying value, no impairment charge is recorded. As of December 29, 2012, the fair value of each of these reporting units substantially exceeded its carrying value.

        Judgments and assumptions are inherent in the Company's estimate of future cash flows used to determine the estimate of the reporting unit's fair value. The most significant assumptions associated with the fair value calculations include net sales growth rates and discount rates. If the actual future sales results do not meet the assumed growth rates, future impairments of goodwill may be incurred.

        The Company estimates the fair value of its trade names using discounted cash flow methodologies. Due to the inherent uncertainties involved in making the estimates and assumptions used in the fair value analysis, actual results may differ, which could alter the fair value of the trade names and possibly result in impairment charges in future periods. The Company has completed the required annual impairment testing for trade names for fiscal years 2012, 2011 and 2010. No impairment charges were recorded in fiscal years 2012 and 2011, and impairment charges of $1.8 million were recorded in fiscal year 2010. See Note 8—Intangible and Other Assets, for more information regarding impairment to the Company's trade names.

        Accrued Expenses Other includes liabilities relating to warranties, duty, deferred compensation, gift cards, forward contracts, deferred rent, and other liabilities which are current in nature.

        Other Long-Term Liabilities includes obligations relating to asset retirements, deferred rent, forward contracts and defined benefits relating to certain international employees that are not current in nature.

        Cumulative Translation Adjustment is included as a component of accumulated other comprehensive income and reflects the adjustments resulting from translating the financial statements of foreign subsidiaries into U.S. dollars. The functional currency of the Company's foreign subsidiaries is the currency of the primary economic environment in which the entity operates, which is generally the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiaries are translated to U.S. dollars at fiscal year end exchange rates. Income and expense items are translated at daily or average monthly exchange rates. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains and losses in determining net income. The Company incurred net foreign currency transaction gains, including gains and losses associated with the settlement of forward contracts, of approximately $5.6 million and $5.2 million in fiscal years 2012 and 2010, respectively, and a net loss of approximately $20.7 million in fiscal year

FOSSIL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Significant Accounting Policies (Continued)

2011. These net gains and losses have been included in other income (expense)—net in the Company's consolidated statements of comprehensive income.

        Forward Contracts are entered into by the Company principally to hedge the future payment of intercompany inventory transactions by its non-U.S. subsidiaries. These cash flow hedges are stated at estimated fair value and changes in fair value are reported as a component of other comprehensive income (loss), net of taxes on the Company's consolidated statements of comprehensive income. If the Company was to settle its Euro, Canadian Dollar, Japanese Yen, British Pound, Australian Dollar, and Mexican Peso based forward contracts at fiscal year end 2012, the result would have been a net loss of approximately $1.8 million, net of taxes. This unrealized loss is recognized in other comprehensive income (loss), net of taxes on the Company's consolidated statements of comprehensive income. Additionally, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the cash flows being hedged, any changes in fair value relating to the ineffective portion of these contracts would be recognized in other income (expense)—net on the Company's consolidated statements of comprehensive income. See Note 9—Derivatives and Risk Management for more information regarding the Company's use of forward contracts.

        Litigation Reserves are estimated amounts for claims that are probable and can be reasonably estimated and are recorded as liabilities in the Company's consolidated balance sheets. The likelihood of a material change in these estimated reserves would be dependent on new claims that may arise, changes in the circumstances used to estimate amounts for prior period claims and favorable or unfavorable final settlements of prior period claims. As additional information becomes available, the Company assesses the potential liability related to new claims and existing claims and revises estimates as appropriate. As new claims arise or circumstances change relative to prior claim assessments, revisions in estimates of the potential liability could materially impact the Company's consolidated results of operations and financial position.

        Stock-Based Compensation is accounted for in accordance with the provisions of Accounting Standards Codification ("ASC") 718, Compensation—Stock Compensation ("ASC 718"). The Company utilizes the Black-Scholes model to determine the fair value of stock options and stock appreciation rights on the date of grant. The model requires the Company to make assumptions concerning (i) the length of time employees will retain their vested stock options before exercising them ("expected term"), (ii) the volatility of the Company's common stock price over the expected term, and (iii) the number of stock options that will be forfeited. Changes in these assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related expense amounts recognized on the Company's consolidated statements of comprehensive income.

        Revenues are recognized at the point title and the risks and rewards of ownership have passed to the customer, based on the terms of sale. Revenue from sales of the Company's products including those that are subject to inventory consignment agreements is recognized when title and risk of loss transfers, delivery has occurred, the price to the buyer is determinable and collectability is reasonably assured. The Company accepts limited returns and may request that a customer return a product if the customer has an excess of any style that the Company has identified as being a poor performer for that customer or geographic location. The Company continually monitors returns and maintains a provision for estimated returns based upon historical experience and any specific issues identified. Product returns are accounted for as reductions to revenue, cost of sales, accounts receivable and an increase in inventory to the extent the returned product is resalable. While returns have historically been within

FOSSIL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Significant Accounting Policies (Continued)

management's expectations and the provisions established, future return rates may differ from those experienced in the past. In the event that the Company's products are performing poorly in the retail market and/or it experiences product damages or defects at a rate significantly higher than the historical rate, the resulting returns could have an adverse impact on the operating results for the period or periods in which such returns occur. Taxes imposed by governmental authorities on the Company's revenue-producing activities with customers, such as sales taxes and value added taxes, are excluded from net sales.

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

        Selling and Distribution Expenses include sales and distribution labor costs, sales distribution center and warehouse facility costs, depreciation expense related to sales distribution and warehouse facilities, the four-wall operating costs of the Company's retail stores, point-of-sale expenses, advertising expenses and art, design and product development labor costs.

        General and Administrative Expenses include administrative support labor and "back office" or support costs such as treasury, legal, information services, accounting, internal audit, human resources and executive management costs. General and administrative expenses also include costs associated with stock-based compensation.

        Advertising Costs for in-store and media advertising as well as co-op advertising, catalog costs, product displays, show/exhibit costs, advertising royalties related to the sales of licensed brands, internet costs associated with affiliation fees, printing costs and promotional allowances are expensed as incurred. Advertising costs were approximately $175.3 million, $156.5 million and $123.8 million for fiscal years 2012, 2011 and 2010, respectively.

        Noncontrolling Interest is recognized as equity in the Company's consolidated balance sheets, is reflected in net income attributable to noncontrolling interest in consolidated net income and is captured within the summary of changes in equity attributable to controlling and noncontrolling interests. Noncontrolling interests represent ownership interests in subsidiaries not held by the Company.

        Earnings Per Share ("EPS") is based on the weighted average number of common shares outstanding during each period. Diluted EPS adjusts basic EPS for the effects of dilutive common stock equivalents outstanding during each period using the treasury stock method.

FOSSIL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Significant Accounting Policies (Continued)

        The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS (in thousands except per share data):

Fiscal Year	2012	2011	2010
Numerator:
Net income attributable to Fossil, Inc.	$343,401	$294,702	$255,205

Denominator:
Basic EPS computations:
Basic weighted average common shares outstanding	60,959	63,298	66,701

Basic EPS	$5.63	$4.66	$3.83

Diluted EPS computation:
Basic weighted average common shares outstanding	60,959	63,298	66,701
Stock options, stock appreciation rights and restricted stock units	441	667	986

Diluted weighted average common shares outstanding	61,400	63,965	67,687

Diluted EPS	$5.59	$4.61	$3.77

        Approximately 203,000 and 40,000 shares issuable under stock-based awards were not included in the diluted EPS calculation in fiscal years 2012 and 2011, respectively, because they were antidilutive. There were no antidilutive shares in fiscal year 2010.

        Income Taxes are provided for under the asset and liability method for temporary differences in the recognition of certain revenues and expenses for tax and financial reporting purposes. The Company applies the provisions of ASC 740, Income Taxes ("ASC 740"), which addresses how the benefit of tax positions taken or expected to be taken on a tax return should be recorded in the financial statements. Tax benefits associated with uncertain tax positions are recognized in the period in which one of the following conditions is satisfied: (i) the more likely than not recognition threshold is satisfied; (ii) the position is ultimately settled through negotiation or litigation; or (iii) the statute of limitations for the taxing authority to examine and challenge the position has expired. Tax benefits associated with an uncertain tax position are derecognized in the period in which the more likely than not recognition threshold is no longer satisfied.

Recently Issued Accounting Standards

        In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2012-02. The amendments in this update permit an entity to make a qualitative assessment to determine if it is more likely than not that an indefinite-lived intangible asset other than goodwill is impaired. If an entity concludes that it is more likely than not that the fair value of an indefinite-lived intangible asset other than goodwill is less than its carrying amount, it is required to perform the quantitative impairment test for that asset. This ASU aligns the guidance of impairment testing for indefinite-lived intangible assets other than goodwill with that in ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment ("ASU 2011-08"). The guidance in ASU 2012-02 will be effective for the Company for annual and interim periods for fiscal years beginning after September 15, 2012, and is not expected to have a material impact on the Company's consolidated results of operations or financial position.

FOSSIL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Significant Accounting Policies (Continued)

Recently Adopted Accounting Standards

        In May 2011, FASB issued ASU 2011-04, Fair Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"). FASB intends the new guidance to achieve common fair value measurement and disclosure requirements in U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. The amended guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 assets and liabilities for which the Company will be required to disclose quantitative information about the unobservable inputs used in fair value measurements. These changes became effective for the Company beginning January 1, 2012. The adoption of ASU 2011-04 did not have a material impact on the Company's consolidated results of operations or financial position.

        In June 2011, FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income ("ASU 2011-05"). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the consolidated statement of shareholder's equity and comprehensive income and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. The Company adopted the single continuous statement beginning in the first quarter of fiscal 2012. ASU 2011-05, as amended by ASU 2011-12, became effective for the Company beginning January 1, 2012. The adoption of ASU 2011-05 did not have a material impact on the Company's consolidated results of operations or financial position.

        In September 2011, FASB issued ASU 2011-08. ASU 2011-08 simplifies the assessment of goodwill for impairment by allowing companies the option to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a company concludes from the qualitative assessment that impairment is more likely than not, the entity is required to perform the two-step quantitative impairment test. These changes became effective for the Company beginning January 1, 2012. The adoption of ASU 2011-08 did not have a material impact on the Company's consolidated results of operations or financial position.

2. Acquisitions and Goodwill

        Skagen Designs, Ltd. Acquisition.    On April 2, 2012, the Company acquired Skagen Designs, Ltd. and certain of its international affiliates ("Skagen Designs"). Skagen Designs was a privately held Nevada-based company that marketed and distributed contemporary Danish design accessories including watches, clocks, jewelry and sunglasses globally. The primary purpose of the acquisition was to add an attractive brand to the Company's portfolio that the Company can grow using established distribution channels. The purchase price was $231.7 million in cash and 150,000 shares of the Company's common stock valued at $19.9 million based on the mean between the highest and lowest sales price of the Company's common stock on NASDAQ on April 2, 2012. To fund the cash purchase price, the Company utilized approximately $200 million of availability under its $350 million revolving line of credit and excess cash available in its international subsidiaries to fund the international portion of the purchase price. In addition, the sellers may receive up to 100,000 additional shares of the Company's common stock if the Company's net sales of SKAGEN® branded products exceed certain thresholds over a defined period of time (the "Earnout").

FOSSIL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Acquisitions and Goodwill (Continued)

        The Company recorded a contingent consideration liability in accrued expenses—other in the Company's consolidated balance sheets of $9.9 million as of the acquisition date related to the Earnout. As of December 29, 2012, the contingent consideration liability was remeasured at zero, which resulted in a decrease in operating expenses of $9.9 million during fiscal year 2012. The results of Skagen Designs' operations have been included in the Company's consolidated financial statements since April 2, 2012.

        Prior to closing the Skagen Designs acquisition, the Company incurred approximately $600,000 of acquisition-related expenses for legal, accounting and valuation services during fiscal year 2011 and the 13 weeks ended March 31, 2012. The Company incurred additional acquisition and integration related costs of approximately $8.2 million since the closing date. Acquisition and integration costs are reflected in general and administrative expenses on the Company's consolidated statements of comprehensive income.

        The Company's consolidated statements of comprehensive income for fiscal year 2012 includes $93.8 million of net sales and $11.2 million of operating income, related to the results of operations of Skagen Designs since April 2, 2012. Operating income was favorably impacted by $10.0 million related to Skagen Designs' ongoing operations.

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

Cash paid, net of cash acquired	$229,012
Value of common stock issued	19,899
Contingent consideration	9,950

Total transaction consideration:	$258,861

Accounts receivable	$16,595
Inventories	22,638
Prepaid expenses and other current assets	3,306
Property, plant & equipment	4,232
Goodwill	140,387
Trade name	64,700
Customer lists	24,400
Patents	1,500
Noncompete agreement	1,900
Other long-term assets	2,972
Current liabilities	(20,840)
Long-term liabilities	(2,929)

Total net assets acquired	$258,861

FOSSIL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Acquisitions and Goodwill (Continued)

        The amounts shown above may change in the near term as management continues to assess the fair value of acquired assets and liabilities. A change in this valuation may also impact the income tax related accounts and goodwill. The goodwill and trade name assets recognized from the acquisition have indefinite useful lives and will be tested annually for impairment. The amortization periods for the acquired customer lists, patents and noncompete agreements have amortization periods of five to nine years, three years and six years, respectively. Approximately $133.8 million of the goodwill recognized in the acquisition is expected to be deductible for tax purposes.

        The following unaudited pro forma financial information presents the combined results of operations of Fossil, Inc. and Skagen Designs as if the acquisition had occurred at the beginning of each period presented below. The pro forma information is not necessarily indicative of what the financial position or results of operations actually would have been had the acquisition been completed at the beginning of each period presented below. In addition, the unaudited pro forma financial information is not indicative of, nor does it purport to project, the future financial position or operating results of Fossil, Inc. The unaudited pro forma financial information for fiscal 2012 was adjusted to exclude acquisition and integration costs and does not give effect to any potential cost savings or other operating efficiencies that could result from the acquisition. These acquisition and integration costs were included in the pro forma information for fiscal year 2011. The following table presents the unaudited pro forma financial information (in thousands except per share data):

Fiscal Year	2012	2011
	Unaudited
Net sales	$2,887,951	$2,687,162
Net income attributable to Fossil, Inc.	350,010	300,739
Earnings per share:
Basic	$5.74	$4.75
Diluted	$5.70	$4.70

        Swiss Technology Productions AG Acquisition.    Effective April 30, 2012, the Company acquired fifty-one percent of Swiss Technology Productions AG ("STP") to support its Swiss-made watch production. The acquisition was completed for 255,000 Swiss francs, approximately $266,000. The Company recorded approximately $160,000 of goodwill related to the acquisition. The results of STP's operations and related noncontrolling interest have been included in the Company's consolidated financial statements since the acquisition date.

        Fossil Spain Acquisition.    On August 10, 2012, the Company's Spanish joint venture company, Fossil, S.L. ("Fossil Spain"), entered into a Framework Agreement (the "Framework Agreement") with several related and unrelated parties, including General De Relojeria, S.A., the Company's joint venture partner, pursuant to which, among other things, Fossil Spain was granted the right to acquire the outstanding 50% of its shares owned by General De Relojeria, S.A. upon the expiration of the joint venture agreement on December 31, 2015.

        The purchase price has a fixed and variable component. The fixed price will be determined based on 50% of the net book value of Fossil Spain as of December 31, 2012 (the net book value was approximately $15.9 million as of December 29, 2012). The variable price will be determined based on Fossil Spain's aggregated results of operations less dividends distributed by Fossil Spain to General De Relojeria, S.A. for the calendar years 2013, 2014 and 2015, with a minimum variable price of 2.0 million Euros (approximately $2.6 million at December 29, 2012) and a maximum variable price of 3.5 million Euros (approximately $4.6 million at December 29, 2012) each respective year.

FOSSIL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Acquisitions and Goodwill (Continued)

        Goodwill.    Goodwill is the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. The changes in the carrying amount of goodwill, which is not subject to amortization, were as follows (in thousands).

At Fiscal Year End	North America wholesale	Europe wholesale	Asia Pacific wholesale	Direct to consumer	Total
Balance at January 1, 2011	$23,838	$18,120	$2,614	$0	$44,572
Foreign currency changes	(233)	(229)	(56)	0	(518)

Balance at December 31, 2011	23,605	17,891	2,558	0	44,054
Acquisitions	85,530	46,020	8,997	0	140,547
Foreign currency changes	135	(27)	84	0	192

Balance at December 29, 2012	$109,270	$63,884	$11,639	$0	$184,793

3. Inventories

        Inventories consisted of the following (in thousands):

At Fiscal Year End	2012	2011
Components and parts	$62,731	$37,482
Work-in-process	8,071	4,764
Finished goods	435,512	446,737

Inventories	$506,314	$488,983

4. Warranty Reserve

        The Company's warranty liabilities are primarily related to watch products. The Company's FOSSIL® watch products sold in the U.S. are covered by a limited warranty against defects in materials or workmanship for a period of 11 years from the date of purchase. RELIC® watch products sold in the U.S. are covered by a comparable 12 year warranty, while certain other watches sold by the Company are covered by a comparable two year limited warranty. SKAGEN branded watches are covered by a lifetime warranty against defects due to faulty material or workmanship subject to normal conditions of use. The Company's warranty liability is recorded using historical warranty repair expense.

FOSSIL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Warranty Reserve (Continued)

As changes in warranty costs are experienced, the warranty accrual is adjusted as necessary. Warranty liability activity consisted of the following (in thousands):

Fiscal Year	2012	2011
Beginning balance	$10,996	$8,534
Settlements in cash or kind	(6,945)	(7,025)
Warranties issued and adjustments to preexisting warranties(1)	8,737	9,487
Liabilities assumed in acquisition	595	0

Ending balance	$13,383	$10,996

(1)
Changes in cost estimates related to preexisting warranties are aggregated with accruals for new standard warranties issued and foreign currency changes.

5. Prepaid Expenses and Other Current Assets

        Prepaid expenses and other current assets consisted of the following (in thousands):

At Fiscal Year End	2012	2011
Prepaid royalties	$9,814	$29,329
Prepaid taxes	20,876	21,493
Other receivables	6,768	21,861
Forward contracts	2,336	9,719
Prepaid rent	9,148	7,726
Restricted cash	303	5,908
Other	13,496	14,460

Prepaid expenses and other current assets	$62,741	$110,496

6. Property, Plant and Equipment

        Property, plant and equipment—net consisted of the following (in thousands):

At Fiscal Year End	2012	2011
Land	$16,008	$14,357
Buildings	74,592	64,225
Furniture and fixtures	107,409	92,713
Computer equipment and software	155,408	137,167
Leasehold improvements	210,414	179,386
Construction in progress	33,656	11,447

	597,487	499,295
Less accumulated depreciation and amortization	262,041	217,245

Property, plant and equipment—net	$335,446	$282,050

FOSSIL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Investments

        The Company has a 50% equity interest in Fossil Spain pursuant to a joint venture agreement with General De Relojeria, S.A. for the marketing, distribution and sale of the Company's products in Spain and Portugal. The Company has accounted for the investment based upon the equity method from the effective date of the investment and, as of December 29, 2012, the investment balance was approximately $7.0 million. The Company's equity in Fossil Spain's net income is recorded in the Europe wholesale segment in other income (expense)—net in the Company's consolidated statements of comprehensive income and was $1.0 million, $1.0 million and $1.4 million for fiscal years 2012, 2011 and 2010, respectively. Net sales to Fossil Spain by the Company for fiscal years 2012, 2011, and 2010 were $15.1 million, $19.2 million and $16.3 million, respectively. The Company had receivable balances from Fossil Spain of $2.0 million and $3.7 million as of December 29, 2012 and December 31, 2011, respectively, which are included in accounts receivable—net in the Company's consolidated balance sheets. See Note 2—Acquisitions and Goodwill and Note 20—Subsequent Events for more information regarding Fossil Spain.

        The Company periodically evaluates whether declines in the fair value of its investments are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company's ability and intent to hold the investment. Factors considered include, if applicable, quoted market prices, recent financial results and operating trends, other publicly available information, implied values from any recent transactions or offers of investee securities, or other conditions that may affect the value of its investments.

FOSSIL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Intangible and Other Assets

        Intangible and other assets consisted of the following (in thousands):

		2012		2011
At Fiscal Year End	Useful Lives	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Intangibles—subject to amortization:
Trademarks	10 yrs.	$4,135	$2,400	$4,121	$2,109
Customer lists	5-9 yrs.	32,144	9,980	7,636	7,274
Patents	3-20 yrs.	2,273	815	773	394
Noncompete agreement	6 yrs.	1,895	237
Other	7-20 yrs.	258	194	193	190

Total intangibles—subject to amortization		40,705	13,626	12,723	9,967
Intangibles—not subject to amortization:
Trade names		83,647		18,936
Other assets:
Key money deposits		35,655	14,060	31,804	10,291
Other deposits		17,591		13,685
Deferred compensation plan assets		3,188		2,897
Deferred tax asset—net		6,536		4,875
Restricted cash		991		2,114
Shop-in-shop		11,396	5,297	6,965	3,433
Other		3,948	1	3,903	315

Total other assets		79,305	19,358	66,243	14,039

Total intangible and other assets		$203,657	$32,984	$97,902	$24,006

Total intangible and other assets—net			$170,673		$73,896

        Key money is the amount of funds paid to a landlord or tenant to acquire the rights of tenancy under a commercial property lease for a certain property. Key money represents the "right to lease" with an automatic right of renewal. This right can be subsequently sold by the Company or can be recovered should the landlord refuse to allow the automatic right of renewal to be exercised. Key money is amortized over the initial lease term, which ranges from approximately four to 18 years.

        Amortization expense for intangible assets was approximately $3.5 million, $0.9 million and $1.4 million for fiscal years 2012, 2011 and 2010, respectively. Estimated aggregate future amortization expense by fiscal year for intangible assets is as follows (in thousands):

Fiscal Year	Amortization Expense
2013	$4,125
2014	4,053
2015	3,661
2016	3,522
2017	3,263

FOSSIL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Intangible and Other Assets (Continued)

        As noted in Note 1—Significant Accounting Policies, the Company performed its annual impairment test of certain trade names. At December 29, 2012, the estimated fair value of the Company's MICHELE, ZODIAC, and SKAGEN trade names exceeded the carrying cost of these indefinite-lived intangible assets. Therefore, no impairment charges were recorded. The MICHELE and ZODIAC trade names were tested in fiscal year 2011 for annual impairment, and no impairment was recorded. During fiscal year 2010, the Company's annual impairment analysis resulted in net of tax impairment charges of $837,000 and $789,000 to the OYZTERBAY and ZODIAC trade names, respectively. The impairment charges for the OYZTERBAY trade name reduced the carrying value to zero. The ZODIAC trade name is reported within the Europe wholesale segment.

9. Derivatives and Risk Management

        The Company is exposed to certain risks relating to its ongoing business operations, which it attempts to manage by using derivative instruments. The primary risks managed by using derivative instruments are the fluctuations in global currencies that will ultimately be used by non-U.S. dollar functional currency subsidiaries to settle future payments of intercompany inventory transactions denominated in U.S. dollars. Specifically, the Company projects future intercompany purchases by its non-U.S. dollar functional currency subsidiaries generally over a period of up to 18 months. The Company enters into foreign currency forward contracts ("forward contracts") generally for up to 65% of the forecasted purchases to manage fluctuations in global currencies that will ultimately be used to settle such U.S. dollar denominated inventory purchases. Forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon settlement date. The majority of the Company's forward contracts are designated as single cash flow hedges. Fluctuations in exchange rates will either increase or decrease the Company's U.S. dollar equivalent cash flows from these intercompany inventory transactions, which will affect the Company's U.S. dollar earnings. Gains or losses on the forward contracts are expected to offset these fluctuations to the extent the cash flows are hedged by the forward contracts. The Company also periodically enters into forward contracts to manage exchange rate risks associated with certain non-inventory intercompany transactions and to which the Company does not elect hedge treatment. All of the Company's outstanding forward contracts were designated as hedging instruments as of December 29, 2012 and December 31, 2011.

        The forward contracts that the Company purchased to hedge exchange rate risk associated with intercompany inventory transactions meet the criteria for hedge eligibility, which requires that they represent foreign-currency-denominated forecasted intra-entity transactions in which (i) the operating unit that has the foreign currency exposure is a party to the hedging instrument and (ii) the hedged transaction is denominated in a currency other than the hedging unit's functional currency. At the inception of the hedge, the hedging relationship is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk. The Company assesses hedge effectiveness under the critical terms matched method at inception and at least quarterly throughout the life of the hedging relationship. If the critical terms (i.e., amounts, currencies and settlement dates) of the forward currency exchange contract match the terms of the forecasted transaction, the Company concludes that the hedge is effective.

        The accounting for gains and losses that result from changes in the fair values of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments. Changes in the fair value of derivatives not designated as hedging instruments are

FOSSIL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Derivatives and Risk Management (Continued)

recognized in earnings when they occur. For a derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss), net of taxes and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, the Company's hedges resulted in no ineffectiveness in the Company's consolidated statements of comprehensive income, and there were no components excluded from the assessment of hedge effectiveness for fiscal years 2012, 2011 and 2010.

        All derivative instruments are recognized as either assets or liabilities at fair value in the Company's consolidated balance sheets. Forward contracts designated as cash flow hedges are recorded at fair value at each balance sheet date and the change in fair value is recorded to accumulated other comprehensive income (loss) within the equity section of the Company's consolidated balance sheet until such forward contract's gains (losses) become realized or the cash flow hedge relationship is terminated. If the cash flow hedge relationship is terminated, the derivative's gains or losses that are deferred in accumulated other comprehensive income (loss) will be recognized in earnings when the hedged cash flows occur. However, for cash flow hedges that are terminated because the forecasted transaction is not expected to occur in the original specified time period, the derivative's gains or losses are immediately recognized in earnings. There were no gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges during fiscal year 2012 or 2011. Hedge accounting is discontinued if it is determined that the derivative is not highly effective. The Company records all cash flow hedge assets and liabilities on a gross basis as they do not meet the balance sheet netting criteria because the Company does not have master netting agreements established with the derivative counterparties that would allow for net settlement. As of December 29, 2012, the Company had the following outstanding forward contracts that were entered into to hedge the future payments of intercompany inventory transactions (in thousands):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Euro	144,875	U.S. Dollar	188,388
British Pound	15,805	U.S. Dollar	25,059
Japanese Yen	1,966,700	U.S. Dollar	24,648
Canadian Dollar	21,075	U.S. Dollar	20,955
Mexican Peso	153,033	U.S. Dollar	11,500
Australian Dollar	10,400	U.S. Dollar	10,643

        The effective portion of gains and losses on derivative instruments that was recognized in other comprehensive income (loss), net of taxes during fiscal years 2012 and 2011 is set forth below (in thousands):

Derivatives Designated as Cash Flow Hedges Under ASC 815	For the Fiscal Year Ended December 29, 2012	For the Fiscal Year Ended December 31, 2011
Foreign exchange contracts	$426	$280

Total gain recognized in other comprehensive income (loss), net of taxes	$426	$280

FOSSIL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Derivatives and Risk Management (Continued)

        The following table illustrates the effective portion of gains and losses on derivative instruments designated and qualifying as cash flow hedges recorded in other comprehensive income (loss), net of taxes during the term of the hedging relationship and reclassified into earnings, and gains and losses on derivatives not designated as hedging instruments recorded directly to earnings during fiscal years 2012 and 2011 (in thousands):

Foreign Exchange Contracts Under ASC 815	Consolidated Statements of Comprehensive Income Location		For the Fiscal Year Ended December 29, 2012	For the Fiscal Year Ended December 31, 2011
Cash flow hedging instruments	Other income (expense)—net	Total gain (loss) reclassified from other comprehensive income (loss), net of taxes into income, net of taxes	$5,045	$(9,629)

Not designated as hedging instruments	Other income (expense)—net	Total gain recognized in income	$527	$0

        The following table discloses the fair value amounts for the Company's derivative instruments as separate asset and liability values, presents the fair value of derivative instruments on a gross basis, and identifies the line items in the Company's consolidated balance sheets in which the fair value amounts for these categories of derivative instruments are included (in thousands):

	Asset Derivatives				Liability Derivatives
	December 29, 2012		December 31, 2011		December 29, 2012		December 31, 2011
Foreign Exchange Contracts Under ASC 815	Consolidated Balance Sheets Location	Fair Value	Consolidated Balance Sheets Location	Fair Value	Consolidated Balance Sheets Location	Fair Value	Consolidated Balance Sheets Location	Fair Value
Cash flow hedging instruments	Prepaid expenses and other current assets	$2,336	Prepaid expenses and other current assets	$9,719	Accrued expenses—other	$4,560	Accrued expenses—other	$3,204
Cash flow hedging instruments	Intangible and other assets—net	240	Intangible and other assets—net	895	Other long-term liabilities	582	Other long-term liabilities	382

Total		$2,576		$10,614		$5,142		$3,586

        At the end of fiscal year 2012, the Company had forward contracts with maturities extending through June 2014. The estimated net amount of the existing gains and losses at December 29, 2012 that is expected to be reclassified into earnings within the next twelve months is a loss of $1.5 million. See Note 1—Significant Accounting Policies for additional disclosures on foreign currency hedging instruments.

10. Fair Value Measurements

        The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

FOSSIL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Fair Value Measurements (Continued)

        ASC 820, Fair Value Measurement and Disclosures ("ASC 820"), establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

  •
  Level 1—Quoted prices in active markets for identical assets or liabilities.

  •
  Level 2—Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

  •
  Level 3—Unobservable inputs based on the Company's assumptions.

        ASC 820 requires the use of observable market data if such data is available without undue cost and effort.

        The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 29, 2012 (in thousands):

	Fair Value at December 29, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
Investments in publicly traded equity securities	$127	$0	$0	$127
Forward contracts	0	2,576	0	2,576
Deferred compensation plan assets:
Investment in publicly traded mutual funds	3,188	0	0	3,188

Total	$3,315	$2,576	$0	$5,891

Liabilities:
Forward contracts	$0	$5,142	$0	$5,142

Total	$0	$5,142	$0	$5,142

        The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 (in thousands):

	Fair Value at December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
Investment in publicly traded equity securities	$155	$0	$0	$155
Forward contracts	0	10,614	0	10,614
Deferred compensation plan assets:
Investment in publicly traded mutual funds	2,897	0	0	2,897

Total	$3,052	$10,614	$0	$13,666

Liabilities:
Forward contracts	$0	$3,586	$0	$3,586

Total	$0	$3,586	$0	$3,586

FOSSIL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Fair Value Measurements (Continued)

        The fair values of the Company's securities available for sale and deferred compensation plan assets are based on quoted prices. The deferred compensation plan assets are recorded in intangible and other assets—net in the Company's consolidated balance sheets. The fair values of the Company's forward contracts are based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates.

        The Company has evaluated its short-term and long-term debt and believes, based on the interest rates, related terms and maturities, that the fair values of such instruments approximate their carrying amounts. As of December 29, 2012 and December 31, 2011, the carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated their values due to the short-term maturities of these accounts.

        The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a nonrecurring basis as of December 29, 2012 (in thousands):

		Fair Value Measurements Using
	For the Fiscal Year Ended December 29, 2012				Total Losses
		Level 1	Level 2	Level 3
Assets:
Specific Company-owned stores	$67	$0	$0	$67	$(1,231)

        The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2011 (in thousands):

		Fair Value Measurements Using
	For the Fiscal Year Ended December 31, 2011				Total Losses
		Level 1	Level 2	Level 3
Assets:
Specific Company-owned stores	$51	$0	$0	$51	$(957)

        In accordance with the provisions of ASC 360, Property, Plant and Equipment, property, plant and equipment—net with a carrying amount of $1.2 million related to Company-owned retail store leasehold improvements, fixturing, computer software and computer hardware was written down to a fair value of $0.1 million, resulting in an impairment charge of $1.2 million for fiscal year 2012.

        In fiscal year 2011, property, plant and equipment—net with a carrying amount of $1.0 million related to Company-owned retail store leasehold improvements, fixturing, computer software and computer hardware was written down to a fair value of $0.1 million, resulting in an impairment charge of $1.0 million for fiscal year 2011.

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

FOSSIL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Debt

        Short Term Foreign-Based.    The Company's Japanese subsidiary, Fossil Japan, Inc. ("Fossil Japan"), entered into a 400 million Yen revolving credit facility agreement (the "Facility") on November 25, 2009. The Facility bears interest at the short-term prime rate (1.475% at fiscal year end 2012). On April 6, 2012, Fossil Japan repaid the entire outstanding balance of 300 million Yen, approximately $3.6 million. Yen-based borrowings, in U.S. dollars, under the Facility were approximately $2.6 million and $4.9 million at fiscal year end 2011 and 2010, respectively. The Company incurred approximately $13,000, $46,000, and $61,000 of interest expense related to borrowings under the Facility for fiscal years 2012, 2011 and 2010, respectively. The borrowings entered into by Fossil Japan were primarily used for working capital purposes.

        In April 2011, the Company's Korean subsidiary, Fossil (Korea) Limited ("Fossil Korea"), entered into a $20 million credit facility agreement (the "Agreement") with Bank of America, N.A. Seoul Branch. The Agreement bears interest based on a three month CD rate which is published by the Korea Securities Dealers Association (2.85% at fiscal year end 2012), plus 120 basis points for a one month period or plus 130 basis points for a three month period. On April 13, 2012, the Agreement was renewed under the same terms for a one year time period. On November 19, 2012, Fossil Korea repaid the entire outstanding balance of $1.8 million. Borrowings under the Facility were approximately $6.0 million at fiscal year end 2011. The Company incurred approximately $242,000, and $265,000 of interest expense related to borrowings under the Agreement for fiscal years 2012 and 2011, respectively. The borrowings entered into by Fossil Korea were primarily used for working capital purposes.

        On September 21, 2007, Fossil Group Europe, GmbH ("FGE"), a wholly owned subsidiary of the Company, entered into a long-term note payable with its primary bank (the "FGE Note") related to the purchase of a building in Basel, Switzerland. The FGE Note requires FGE to submit an annual balance sheet and income statement and is secured by the Company's building in Basel, Switzerland. The FGE Note has a variable interest rate (2% at fiscal year end 2012) with interest payments due quarterly. This note requires minimum principal payments of 100,000 Swiss Francs (approximately $109,000 U.S. dollars at fiscal year end 2012) per year with no stated maturity and no penalties for early payment. The principal payment for the subsequent fiscal year is included in short-term borrowings.

        Upon acquiring STP in April 2012, the Company assumed a 500,000 Swiss Franc short-term note payable (the "STP Note") with Eastime Limited that is used for working capital purposes. The STP Note has a fixed interest rate of 2% with interest payments due yearly and a maturity date of March 31, 2013. Swiss Franc-based borrowings, in U.S. dollars, under the STP Note were approximately $547,000 at the end of fiscal year 2012.

        On October 31, 2012, Swiss Technology Components AG ("STC"), a wholly owned subsidiary of the Company, entered into a 1.1 million Swiss Franc short-term note payable (the "STC Note") with New Civilization Limited, a corporation registered in Macau, China. The STC Note has a fixed interest rate of 3% with interest and principal due on October 31, 2013. The Swiss Franc-based borrowings, in U.S. dollars, under the STC Note were approximately $1.2 million at December 29, 2012. The borrowings entered into by STC were used to purchase real estate.

        Long Term U.S.-Based.    On December 17, 2010, the Company entered into a three year Credit Agreement (the "Credit Agreement") with (i) Wells Fargo Bank, National Association ("Wells Fargo"),

FOSSIL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Debt (Continued)

as administrative agent, swingline lender and issuing lender, (ii) Wells Fargo Securities, LLC, as sole lead arranger and sole book manager, and (iii) Bank of America, N.A., as lender. The Credit Agreement provides for revolving credit loans in the amount of $300 million (the "Revolver"), a swingline loan of $20 million, and letters of credit. On April 2, 2012, in connection with the Skagen Designs acquisition, the Credit Agreement was amended to, among other things, (i) increase the aggregate commitment of the lenders under the revolving credit facility from $300 million to $350 million, (ii) provide for an uncommitted $50 million incremental revolving credit commitment and (iii) extend the maturity date from December 17, 2013 to December 17, 2014. The Credit Agreement is guaranteed by all direct and indirect material domestic subsidiaries of the Company and secured by 65% of the outstanding voting capital stock and 100% of the non-voting capital of the following foreign subsidiaries of the Company: Fossil Europe B.V., Swiss Technology Holding GmbH and Fossil (East) Limited. In connection with entering into the Credit Agreement, the Company paid upfront fees of approximately $1.2 million, which are being amortized over the life of the Credit Agreement. In connection with the amendment on April 2, 2012, the Company paid upfront fees of $50,000 to increase the revolving credit commitment and an amendment fee of $175,000, which are also being amortized over the life of the Credit Agreement.

        Amounts outstanding under the Revolver bear interest at the Company's option of (i) the base rate (defined as the higher of (a) the prime rate publicly announced by Wells Fargo (3.25% at fiscal year end 2012), (b) the federal funds rate plus 1.50% and (c) the London Interbank Offer Rate ("LIBOR") (0.21% at fiscal year end 2012) plus 1.50%) plus the base rate applicable margin (which varies based upon the Company's consolidated leverage ratio (the "Ratio") from 0.25% if the Ratio is less than 1.00 to 1.00, to 1.00% if the Ratio is greater than or equal to 2.00 to 1.00) or (ii) the LIBOR rate (defined as the quotient obtained by dividing (a) LIBOR by (b) 1.00 minus the Eurodollar reserve percentage) plus the LIBOR rate applicable margin (which varies based upon the Ratio from 1.25% if the Ratio is less than 1.00 to 1.00, to 2.00% if the Ratio is greater than or equal to 2.00 to 1.00). Amounts outstanding under the swingline loan under the Credit Agreement or upon any drawing under a letter of credit bear interest at the base rate plus the base rate applicable margin. Interest based upon the base rate is payable quarterly in arrears. Interest based upon the LIBOR rate is payable either monthly or quarterly in arrears, depending on the interest period selected by the Company. The Revolver also includes a commitment fee ranging from 0.20% to 0.35% for any amounts not drawn under the Revolver.

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

        Wells Fargo can accelerate the repayment obligation upon the occurrence of an event of default, including the failure to pay principal or interest, a material inaccuracy of a representation or warranty, violation of covenants, cross-default, change in control, bankruptcy events, failure of a loan document provision, certain ERISA events and material judgments. There were outstanding borrowings of

FOSSIL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Debt (Continued)

$65 million under the Revolver as of December 29, 2012. Amounts available under the Revolver are reduced by any amounts outstanding under standby letters of credit. At December 29, 2012, the Company had available borrowings of approximately $284.1 million under the Revolver. The Company incurred approximately $2.6 million of interest expense related to the Revolver during fiscal year 2012.

        Financial covenants in the Credit Agreement require the Company to maintain (i) a consolidated leverage ratio no greater than 2.50 to 1.00, (ii) consolidated tangible net worth of no less than the sum of (a) $600 million plus (b) 25% of positive consolidated net income, (iii) consolidated net income that is not negative for any two consecutive fiscal quarters, and (iv) maximum capital expenditures not in excess of $200 million during fiscal year 2012, and $150 million during each fiscal year thereafter, subject to certain adjustments. The Credit Agreement contains representations, warranties, covenants, events of default and indemnities that are customary for agreements of this type. The Company was in compliance with all covenants in the Credit Agreement as of December 29, 2012.

        Long-Term Foreign Based.    In addition to the annual principal payment of 100,000 Swiss Francs, which is classified as short-term borrowings, a portion of the FGE Note was classified as a long-term borrowing at the end of fiscal year 2012. The Company incurred approximately $98,000, $82,000, and $76,000 of interest expense related to the FGE Note during fiscal years 2012, 2011 and 2010, respectively. At the end of fiscal year 2012 and 2011, total current and long-term amounts outstanding under the FGE Note were $3.8 million.

        Letters of Credit.    On May 11, 2012, the Company, LP, FGE and Fossil Asia Pacific Ltd. renewed their Letter of Credit Facility (the "LC Facility") with the Hongkong and Shanghai Banking Corporation Limited to allow for $80 million of commercial letters of credit. Prior to this renewal, the LC Facility allowed for $60 million of commercial letters of credit. At the end of fiscal years 2012 and 2011, the Company had outstanding letters of credit under the LC Facility of approximately $39.9 million and $36.9 million, respectively. Letters of credit issued under the LC Facility are primarily used for the purchase of inventory.

        Capital Lease Obligations.    At the end of fiscal years 2012 and 2011, the Company had current capital lease obligations of $0.9 million and $0.3 million, respectively, and long-term capital lease obligations of $6.4 million and $2.5 million, respectively.

12. Other Income (Expense)—Net

        Other income (expense)—net consisted of the following (in thousands):

Fiscal Year	2012	2011	2010
Interest income	$889	$350	$1,503
Equity in the earnings of joint venture, net of tax	972	1,027	1,382
Currency gains (losses)	5,565	(20,744)	5,227
Royalty income	676	475	462
Other gains	440	851	341

Other income (expense)—net	$8,542	$(18,041)	$8,915

FOSSIL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Taxes

        Income Taxes.    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the consolidated deferred tax assets and liabilities were (in thousands):

Fiscal Year	2012	2011
Current deferred income tax assets (liabilities):
Bad debt allowance	$6,542	$6,605
Returns allowance	14,835	15,364
Inventory	10,019	11,656
Warranty reserve	2,403	2,078
Compensation	(2,872)	7,707
Accrued liabilities	2,600	5,951
Returns cost of sales	(6,005)	(6,613)
Deferred rent	804	1,560
Loss carry-forwards	1,735	881
Other	6,016	1,312

Total current deferred tax assets	36,077	46,501
Valuation allowance	(1,843)	(698)

Net current deferred income tax assets	$34,234	$45,803

Total current deferred income tax assets	$34,238	$45,803
Total current deferred income tax liabilities	(4)	0

Net current deferred income tax assets	$34,234	$45,803

Long-term deferred income tax (liabilities) assets:
Unrealized exchange losses	$1,098	$2,858
State income tax and interest on tax contingencies	24	0
Fixed assets	(45,237)	(35,413)
Trade names and customer lists	(7,139)	(7,144)
Compensation	12,010	3,522
Deferred rent	7,732	6,693
Loss carry-forwards	3,357	2,275
Undistributed earnings of certain foreign subsidiaries	(51,578)	(57,324)
Tax deductible foreign reserves	335	1,460
Other	10,098	4,115

Total deferred income tax liabilities	(69,300)	(78,958)
Valuation allowance	(3,920)	(2,495)

Net long-term deferred income tax liabilities	$(73,220)	$(81,453)

Total long-term deferred income tax assets	$6,536	$4,875
Total long-term deferred income tax liabilities	(79,756)	(86,328)

Net long-term deferred income tax liabilities	$(73,220)	$(81,453)

Net deferred income tax liability	$(38,986)	$(35,650)

FOSSIL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Taxes (Continued)

        Operating Loss Carry-Forwards.    The deferred income tax asset for loss carry-forwards includes $19.4 million of net operating losses of foreign subsidiaries. Valuation allowances have been recorded to reflect the estimated amount of deferred tax assets that may not be realized on these losses. The amounts and the fiscal year of expiration of the loss carry-forwards are (in thousands):

Expires 2013 through 2017	$2,365
Expires 2018 through 2022	4,297
Expires 2023 through 2027	2,354
Indefinite	10,402

Total loss carry-forwards	$19,418

        The following table identifies earnings before income taxes for the Company's U.S. and non-U.S. based operations for the fiscal years indicated (in thousands):

Fiscal Year	2012	2011	2010
U.S.	$193,985	$173,861	$154,318
Non-U.S.	298,237	277,698	229,892

Total	$492,222	$451,559	$384,210

        The Company's provision for income taxes consisted of the following for the fiscal years indicated (in thousands):

Fiscal Year	2012	2011	2010
Current provision:
U.S. federal	$64,552	$59,854	$54,820
Non-U.S.	60,239	55,407	44,613
State and local	6,314	7,416	4,535

Total current	131,105	122,677	103,968
Deferred provision
U.S. federal	9,485	25,116	19,112
Non-U.S.	(2,426)	(4,680)	(3,188)
State and local	(201)	1,044	(572)

Total deferred	6,858	21,480	15,352
Provision for income taxes	$137,963	$144,157	$119,320

        The expected cash payments for current U.S. income tax expense for fiscal years 2012, 2011 and 2010 were reduced by approximately $15.1 million, $11.2 million and $12.5 million, respectively, as a result of tax deductions related to the exercise of non-qualified stock options and stock appreciation rights and the vesting of restricted stock and restricted stock units. The expected cash payments for current foreign tax expense for fiscal years 2012, 2011 and 2010 were reduced by $0.5 million, $1.7 million, and $1.7 million, respectively, as a result of tax deductions related to the exercise of stock options and the vesting of restricted stock granted to foreign employees. The income tax benefits resulting from these stock-based compensation plans have been recorded to additional paid-in capital in the Company's consolidated balance sheets. Total deferred income tax expense of $6.9 million, $21.5 million and $15.4 million for fiscal years 2012, 2011 and 2010, respectively, are included in deferred income taxes on the Company's consolidated statements of cash flows.

FOSSIL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Taxes (Continued)

        The Company was granted a 100% tax holiday for its watch assembly activities in Switzerland for tax years 2003 through 2007 and a 60% tax holiday for tax years 2008 through 2012. After 2012, the Company will pay the full Swiss tax rate on its watch assembly activities. This tax holiday reduced current foreign income taxes by approximately $1.2 million, $0.9 million and $0.2 million in fiscal years 2012, 2011 and 2010, respectively.

        A reconciliation of income tax computed at the U.S. federal statutory income tax rate of 35% to the provision for income taxes is as follows:

Fiscal Year	2012	2011	2010
Tax at statutory rate	35.0%	35.0%	35.0%
State, net of federal tax benefit	1.0	1.2	0.9
Foreign rate differential	(10.0)	(12.0)	(11.1)
U.S. tax on foreign income	3.1	6.7	9.8
Income tax contingencies	(1.7)	0.7	(3.7)
Other	0.6	0.3	0.2

Provision for income taxes	28.0%	31.9%	31.1%

        Deferred U.S. federal income taxes and foreign withholding taxes are not recorded on undistributed earnings of certain foreign subsidiaries where management plans to continue reinvesting these earnings outside the U.S. The amount of undistributed earnings that would be subject to tax if distributed was approximately $557 million at December 29, 2012. Determining tax amounts that would be payable if these earnings were distributed to the U.S. parent company is not practicable.

        The total amount of unrecognized tax benefits under ASC 740, excluding interest and penalties that would favorably impact the effective tax rate in future periods if recognized, was $10.7 million for fiscal year 2012, $12.7 million for fiscal year 2011, and $8.1 million for fiscal year 2010. In the fourth quarter of fiscal 2012, the IRS Office of Appeals and the Company executed a Closing Agreement to settle issues under protest after the close of the income tax audit for the 2005-2006 tax years. As a result, the Company reduced the amount of unrecognized tax benefits by $6.0 million. The examination of the 2007-2009 federal income tax returns by the IRS began in January 2012. The Company is also subject to examinations in various state and foreign jurisdictions for the 2005-2011 tax years, none of which the Company believes are individually significant. Audit outcomes and timing of audit settlements are subject to significant uncertainty.

        The Company has classified uncertain tax positions as long-term income taxes payable unless such amounts are expected to be paid within twelve months from December 29, 2012. As of December 29, 2012, the Company had recorded $7.9 million of unrecognized tax benefits, excluding interest and penalties, for positions that could be settled within the next twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes receivable/payable, respectively. The total amount of accrued income tax-related interest in the Company's consolidated balance sheets was $2.2 million and $2.5 million at December 29, 2012 and December 31, 2011, respectively. The total amount of accrued income tax-related penalties in the Company's consolidated balance sheets was $0.3 million at December 29, 2012. There were no accrued income tax-related penalties at

FOSSIL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Taxes (Continued)

December 31, 2011. The Company accrued income tax-related interest expense of ($1.0) million, $1.2 million and $0.8 million in fiscal years 2012, 2011 and 2010, respectively.

        The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the fiscal years indicated (in thousands):

Fiscal Year	2012	2011	2010
Balance at beginning of year	$17,974	$10,945	$35,426
Gross increases tax positions in prior years	1,245	5,963	2,680
Gross decreases tax positions in prior years	(2,580)	0	(27,799)
Gross increases—current year tax positions	2,486	1,192	842
Settlements	(3,582)	(119)	(204)
Lapse in statute of limitations	0	0	0
Increase due to currency revaluation	6	(7)	0

Balance at end of year	$15,549	$17,974	$10,945

14. Commitments and Contingencies

        License Agreements.    The Company has various license agreements to market watches and jewelry bearing certain trademarks or patents owned by various third parties. In accordance with these agreements, the Company incurred royalty expense of approximately $181.8 million, $160.2 million and $109.4 million in fiscal years 2012, 2011 and 2010, respectively. These amounts are included in the Company's cost of sales or if advertising related, selling and distribution expenses. At fiscal year end 2012, certain of the Company's significant license agreements had expiration dates between fiscal years 2013 and 2017. These license agreements require the Company to pay royalties ranging from 5% to 20% of defined net sales. Future minimum royalty commitments under these license agreements, by fiscal year, are as follows (in thousands):

2013	$144,910
2014	75,311
2015	57,995
2016	3,714
2017	3,990

$285,920

        Leases.    The Company leases its retail and outlet store facilities as well as certain of its office and warehouse facilities and equipment under non-cancelable operating leases and capital leases. Most of the retail and outlet store leases provide for contingent rental payments based on operating results and require the payment of taxes, insurance and other costs applicable to the property. Generally, these leases include renewal options for various periods at stipulated rates. Rent expense under these agreements was approximately $131.5 million, $107.3 million and $88.6 million for fiscal years 2012, 2011 and 2010, respectively. Contingent rent expense was approximately $11.1 million, $9.0 million and

FOSSIL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Commitments and Contingencies (Continued)

$3.8 million for fiscal years 2012, 2011 and 2010, respectively. Future minimum rental commitments under non-cancelable leases, by fiscal year, are as follows (in thousands):

	Operating Leases	Capital Leases
2013	$130,423	$1,095
2014	117,516	1,204
2015	104,285	1,100
2016	87,406	1,096
2017	76,274	1,070
Thereafter	223,821	4,703

	$739,725	$10,268

Less amounts representing interest		(814)

Capital lease obligations, included in short-term debt and in other long-term debt		$9,454

        Purchase Obligations.    As of December 29, 2012, the Company had purchase obligations totaling $271.2 million.

        Asset Retirement Obligations.    ASC 410, Asset Retirement and Environmental Obligations ("ASC 410") requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Company's asset retirement obligations relate to costs associated with the retirement of leasehold improvements under office leases within the Europe wholesale segment and the Asia Pacific wholesale segment and under retail store leases within the Direct to consumer segment. The Company had asset retirement obligations of $6.6 million as of December 29, 2012.

        Litigation.    The Company is occasionally subject to litigation or other legal proceedings in the normal course of its business. The Company does not believe that the outcome of any currently pending legal matters, individually or collectively, will have a material effect on the business or financial condition of the Company.

15. Stockholders' Equity and Benefit Plans

        Common and Preferred Stock.    The Company has 100,000,000 shares of common stock, par value $0.01 per share, authorized, with 59,631,459 and 68,370,020 shares issued at fiscal year end 2012 and 2011, respectively. The Company has 1,000,000 shares of preferred stock, par value $0.01 per share, authorized, with none issued or outstanding. Rights, preferences and other terms of preferred stock will be determined by the Board of Directors at the time of issuance.

        Common Stock Repurchase Programs.    Purchases of the Company's common stock are made from time to time pursuant to its repurchase programs, subject to market conditions and at prevailing market prices, through the open market. Repurchased shares of common stock are recorded at cost and become authorized but unissued shares which may be issued in the future for general corporate or other purposes. The Company may terminate or limit its stock repurchase program at any time. In the

FOSSIL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Stockholders' Equity and Benefit Plans (Continued)

event the repurchased shares are cancelled, the Company accounts for retirements by allocating the repurchase price to common stock, additional paid-in capital and retained earnings. The repurchase price allocation is based upon the equity contribution associated with historical issuances. The repurchase programs are conducted pursuant to Rule 10b-18 of the Securities Exchange Act of 1934. During the period from the announcement of the Company's $750 million buyback authorization in August 2010 until the end of the fiscal year 2012 the Company has repurchased approximately $711.4 million of its common stock, representing approximately 9.2 million shares. The Company has not repurchased any shares under the $30 million repurchase plan that was authorized in 2010.

        During fiscal year 2012, the Company effectively retired 9.3 million shares of common stock repurchased under its repurchase programs during fiscal years 2012, 2011, and 2010. During fiscal year 2012, the effective retirement of these shares of common stock decreased common stock by $93,000, additional paid-in capital by $50.1 million, retained earnings by $661.8 million and treasury stock by $712.0 million.

        The following table reflects the Company's common stock repurchase activity for the periods indicated (in millions):

			For the 2012 Fiscal Year		For the 2011 Fiscal Year
Fiscal Year Authorized	Dollar Value Authorized	Termination Date	Number of Shares Repurchased	Dollar Value Repurchased	Number of Shares Repurchased	Dollar Value Repurchased
2012	$1,000.0	December 2016	0.0	$0.0	0.0	$0.0
2010	$30.0	None	0.0	$0.0	0.0	$0.0
2010	$750.0	December 2013	3.0	$261.3	3.1	$270.9

        Noncontrolling Interest.    In October 2012, the Company acquired the outstanding minority interest shares in Fossil Mexico, S.A. de C.V. ("Fossil Mexico") and Servicios Fossil Mexico, S.A. de C.V. ("Fossil Servicios"), representing the entire noncontrolling interest in these subsidiaries, for approximately $14.1 million in cash. The transaction was accounted for as an equity transaction, and the Company's ownership interest in both Fossil Mexico and Fossil Servicios increased to 100%. The following table summarizes the effects of changes in the Company's ownership interest in its subsidiaries on stockholders' equity (in thousands):

Fiscal Year	2012	2011	2010
Net income attributable to Fossil, Inc.	$343,401	$294,702	$255,205

Transfers to noncontrolling interest:
Decrease in Fossil, Inc.'s additional paid-in capital for purchases of 49 common shares of Fossil Mexico and 49 common shares of Fossil Servicios	(7,332)	0	0
Decrease in Fossil, Inc.'s additional paid-in capital for purchases of 371 common shares of Fossil Taiwan	0	0	(711)

Net transfers to noncontrolling interest	(7,332)	0	(711)

Change from net income attributable to Fossil, Inc. and transfers to noncontrolling interest	$336,069	$294,702	$254,494

FOSSIL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Stockholders' Equity and Benefit Plans (Continued)

        Deferred Compensation and Savings Plans.    The Company has a defined contribution savings plan (the "401(k) Plan") for substantially all U.S.-based full-time employees of the Company. The Company's common stock is one of several investment alternatives available under the 401(k) Plan. Effective January 1, 2012, the Company added a Roth 401(k) option to the 401(k) Plan. The Company has a discretionary match for the 401(k) Plan. After one year of service (minimum of 1,000 hours worked), the Company matches 50% of employee contributions up to 3% of their compensation and 25% of employee contributions between 4% and 6% of their compensation. Effective January 1, 2012, after ninety 90 days of service (minimum of 250 hours worked), the Company increased its match to 50% of employee contributions up to 6% of their compensation. Matching contributions made by the Company to the 401(k) Plan totaled approximately $2.7 million, $1.6 million and $1.3 million for fiscal years 2012, 2011 and 2010, respectively. The Company also has the right to make additional matching contributions not to exceed 15% of employee compensation. The Company did not make any additional matching contributions during fiscal years 2012, 2011 and 2010.

        In December 1998, the Company adopted the Fossil, Inc. and Affiliates Deferred Compensation Plan (the "Deferred Plan"). Eligible participants may elect to defer up to 50% of their salary or up to 100% of any bonuses paid pursuant to the terms and conditions of the Deferred Plan. In addition, the Company may make employer contributions to participants under the Deferred Plan from time to time. The Company made no contributions to the Deferred Plan during fiscal years 2012, 2011 and 2010. The Company has made payments pursuant to the Deferred Plan into a Rabbi Trust. The funds held in the Rabbi Trust are directed to certain investments available through life insurance products and accounted for in accordance with ASC 710, Compensation—General ("ASC 710"). As of December 29, 2012, the Company had an asset of $3.2 million related to the Company's invested balances recorded in intangible and other assets—net and a liability of $2.8 million related to the participants' invested balances recorded in accrued expenses—other, each on the Company's consolidated balance sheets.

        Stock-Based Compensation Plans.    The Company accounts for stock-based compensation in accordance with the provisions of ASC 718, using the Black-Scholes option pricing model to determine the fair value of stock options and stock appreciation rights at the date of grant. The Company's grants under its current stock-based compensation plans generally include: (i) stock options and restricted stock for its international employees, (ii) restricted stock units for its non-employee directors and (iii) stock appreciation rights, restricted stock and restricted stock units for its U.S.-based employees. As of December 29, 2012, there was approximately $26.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company's incentive plans. This cost is expected to be recognized over a weighted-average period of approximately one and one-half years.

        Long-Term Incentive Plans.    An aggregate of 4,685,030 shares of the Company's common stock were reserved for issuance pursuant to the Company's 2008 Long-Term Incentive Plan ("2008 LTIP"), adopted in March 2008. Designated employees of the Company, including officers, certain contractors, and outside directors of the Company are eligible to receive (i) stock options, (ii) stock appreciation rights, (iii) restricted or non-restricted stock awards, (iv) restricted stock units, (v) cash awards, or (vi) any combination of the foregoing. The 2008 LTIP is administered by the Compensation Committee of the Company's Board of Directors (the "Compensation Committee"). Each award issued under the 2008 LTIP terminates at the time designated by the Compensation Committee, not to exceed ten years. The current outstanding stock options, stock appreciation rights, restricted stock and restricted stock

FOSSIL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Stockholders' Equity and Benefit Plans (Continued)

units issued under the 2008 LTIP have original vesting periods that predominately range from three to five years. All stock appreciation rights and restricted stock units are settled in shares of the Company's common stock. Effective January 1, 2012, the Company's Board of Directors approved changes to the equity compensation package for nonemployee directors. Each nonemployee director receives restricted stock units valued at $120,000 on the date of the Company's annual stockholders' meeting. These grants vest on the earlier of one year from the date of grant or the Company's next annual stockholders' meeting date.

        Prior to the Company establishing the 2008 LTIP, stock-based compensation awards were made to employees and nonemployee directors pursuant to the Company's initial Long-Term Incentive Plan ("LTIP") and Nonemployee Director Stock Option Plan ("Nonemployee Plan"), respectively. Each award issued under the LTIP terminates at the time designated by the Compensation Committee, not to exceed ten years. The currently outstanding options, stock appreciation rights, restricted stock and restricted stock units issued under the LTIP and Nonemployee Plan have original vesting periods that predominately range from three to five years. All stock appreciation rights and restricted stock units are settled in shares of the Company's common stock. The exercise prices of stock options granted under the Nonemployee Plan were not less than the fair market value of the Company's common stock at the date of grant. Pursuant to the Nonemployee Plan, 50% of the options granted became exercisable on the first anniversary of the date of grant and in two additional installments of 25% each on the second and third anniversaries. On March 26, 2008, the Company's Board of Directors elected to terminate these prior plans. The termination of the LTIP and the Nonemployee Plan did not impair outstanding awards representing 268,281 shares and 37,000 shares, respectively, of the Company's common stock at December 29, 2012 which continued in accordance with their original terms.

        Stock Options and Stock Appreciation Rights.    The fair value of stock options and stock appreciation rights granted under the Company's stock-based compensation plans was estimated on the date of grant using the Black-Scholes option pricing model. The table below outlines the weighted average assumptions for these award grants:

Fiscal Year	2012	2011	2010
Risk-free interest rate	1.1%	1.1%	1.4%
Expected term (in years)	5.1	4.7	5.8
Expected volatility	51.1%	45.2%	50.4%
Expected dividend yield	0.0%	0.0%	0.0%
Estimated fair value per option/stock appreciation right granted	$56.08	$33.10	$18.60

        The expected term of the options represent the estimated period of time until exercise and is based on historical experience of similar awards. Expected stock price volatility is based on the historical volatility of the Company's common stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent remaining term.

        The Company receives a tax deduction for certain stock option exercises/restricted stock vestings when the options/restricted shares are exercised/vested. Generally for stock options, the tax deduction is related to the excess of the stock price at the time the stock options are exercised over the exercise price of the stock options. For restricted shares, the tax deduction is the fair market value of the Company's common stock on the date the restricted shares vest. Excess tax benefits from stock-based

FOSSIL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Stockholders' Equity and Benefit Plans (Continued)

compensation on the Company's consolidated statements of cash flows for fiscal years 2012, 2011 and 2010 amounted to approximately $11.7 million, $10.0 million and $12.0 million, respectively.

        The following table summarizes stock option and stock appreciation rights activity:

Stock Options and Stock Appreciation Rights	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	in thousands			in thousands
Outstanding at January 2, 2010	2,811	$21.21	5.3	$35,217
Granted	325	38.37
Exercised	(1,496)	19.98		47,073
Forfeited or expired	(240)	26.82

Outstanding at January 1, 2011	1,400	25.55	5.8	62,889
Granted	303	87.73
Exercised	(461)	23.95		33,267
Forfeited or expired	(22)	47.44

Outstanding at December 31, 2011	1,220	41.20	5.8	49,125
Granted	279	124.61
Exercised	(386)	30.28		32,201
Forfeited or expired	(74)	98.53

Outstanding at December 29, 2012	1,039	63.56	6.4	36,708

Exercisable at December 29, 2012	400	34.85	4.6	21,988

Nonvested at December 29, 2012	639	81.55	7.4	14,720

Expected to vest	576	$81.55	7.4	$13,400

        The aggregate intrinsic value in the table above is before income taxes and is based on the exercise price for outstanding and exercisable options/rights at December 29, 2012 and based on the fair market value of the Company's common stock on the exercise date for options/rights that have been exercised during the fiscal year.

FOSSIL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Stockholders' Equity and Benefit Plans (Continued)

        Stock Options and Stock Appreciation Rights Outstanding and Exercisable.    The following table summarizes information with respect to options and stock appreciation rights outstanding and exercisable at December 29, 2012:

Stock Options and Stock Appreciation Rights Outstanding				Stock Options and Stock Appreciation Rights Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Number of Shares	Weighted- Average Exercise Price
	in thousands			in thousands
$ 11.66 - $ 13.15	4	$11.69	0.2	4	$11.69
$ 13.15 - 26.29	271	18.32	4.0	184	20.44
$ 26.29 - 39.44	256	34.78	5.5	129	33.94
$ 39.44 - 52.58	32	43.12	5.0	32	43.12
$ 65.73 - 78.88	7	68.59	8.6	1	69.53
$ 78.88 - 92.02	209	81.45	7.8	43	81.23
$ 92.02 - 105.17	3	93.29	5.7	2	93.29
$118.31 - 131.46	257	128.02	8.8	5	128.29

Total	1,039	$63.56	6.4	400	$34.85

        Restricted Stock and Restricted Stock Units.    The following table summarizes restricted stock and restricted stock unit activity:

Restricted Stock and Restricted Stock Units	Number of Shares	Weighted- Average Grant-Date Fair Value
	in thousands
Nonvested at January 2, 2010	493	$21.54
Granted	215	38.83
Vested	(150)	21.66
Forfeited	(128)	25.35

Nonvested at January 1, 2011	430	29.03
Granted	105	86.80
Vested	(172)	29.29
Forfeited	(11)	42.98

Nonvested at December 31, 2011	352	45.70
Granted	102	110.72
Vested	(161)	45.14
Forfeited	(16)	67.62

Nonvested at December 29, 2012	277	68.69

Expected to vest	250	$68.69

FOSSIL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Stockholders' Equity and Benefit Plans (Continued)

        The total fair value of shares/units vested during fiscal years 2012, 2011 and 2010 was $19.1 million, $14.7 million and $5.8 million, respectively.

16. Supplemental Cash Flow Information

        The following table summarizes supplemental cash flow information (in thousands):

Fiscal Year	2012	2011	2010
Cash paid during the year for:
Interest	$5,155	$3,323	$1,026
Income taxes	$105,433	$135,133	$107,787
Supplemental disclosures of non-cash investing and financing activities:
Additions to property, plant and equipment included in accounts payable	$11,713	$23,766	$8,034
Additions to property, plant and equipment acquired under capital leases	$4,884	$2,067	$58
Issuance of common stock for acquisition	$19,899	$0	$0

17. Supplemental Disclosure for Accumulated Other Comprehensive Income

        The following table summarizes changes in accumulated other comprehensive income (in thousands):

Fiscal Year	2012	2011	2010
Unrealized (loss) gain on securities available for sale:
Balance at beginning of fiscal year	$(446)	$210	$(344)
Unrealized (loss) gain on marketable investments	(29)	(656)	554

Balance at end of fiscal year	$(475)	(446)	210

Unrealized gain (loss) on cash flow hedges:
Balance at beginning of fiscal year	3,673	(6,236)	(549)
Plus change in fair value associated with current period hedging activities, net of taxes of $806, ($2,343), $2,482, respectively	426	280	1,016
Less reclassification into earnings, net of taxes of $2,716, ($4,167), and $25, respectively	5,045	(9,629)	6,703

Balance at end of fiscal year	$(946)	$3,673	$(6,236)

Cumulative translation adjustment	$30,181	$18,953	$25,444

Accumulated other comprehensive income	$28,760	$22,180	$19,418

FOSSIL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Major Customer, Segment and Geographic Information

        In accordance with ASC 280, Segment Reporting ("ASC 280"), the Company reports segment information based on the "management" approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company's reportable segments.

Major Customer

        Wholesale customers of the Company consist principally of major department stores and specialty retail stores located throughout the world. No individual customer accounts for 10% or more of the Company's net sales.

Segment Information

        The Company manages its business primarily on a geographic basis. The Company's reportable operating segments are comprised of North America wholesale, Europe wholesale, Asia Pacific wholesale and Direct to consumer. The North America wholesale, Europe wholesale and Asia Pacific wholesale reportable segments do not include activities related to the Direct to consumer segment. The North America wholesale segment primarily includes sales to wholesale or distributor customers based in Canada, Mexico, the United States and countries in South America. The Europe wholesale segment primarily includes sales to wholesale or distributor customers based in European countries, the Middle East and Africa. The Asia Pacific wholesale segment primarily includes sales to wholesale or distributor customers based in Australia, China (including the Company's assembly and procurement operations), India, Indonesia, Japan, Malaysia, New Zealand, Singapore, South Korea, Taiwan and Thailand. The Direct to consumer segment includes Company-owned retail stores, e-commerce sales and catalog activities. Each reportable operating segment provides similar products and services.

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

FOSSIL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Major Customer, Segment and Geographic Information (Continued)

        Summary information by operating segment is as follows (in thousands):

	Fiscal Year 2012
	Net Sales	Operating Income	Depreciation and Amortization	Long-term Assets	Total Assets
North America wholesale:			$4,880	$236,639	$610,979
External customers	$1,083,489	$246,616
Intersegment	203,266
Europe wholesale:			6,529	150,977	354,823
External customers	696,988	174,469
Intersegment	166,952
Asia Pacific wholesale:			3,958	37,639	416,825
External customers	361,514	127,263
Intersegment	757,480
Direct to consumer	715,517	98,754	26,259	170,461	313,498
Intersegment items	(1,127,698)
Corporate		(158,262)	18,880	102,161	145,864

Consolidated	$2,857,508	$488,840	$60,506	$697,877	$1,841,989

	Fiscal Year 2011
	Net Sales	Operating Income	Depreciation and Amortization	Long-term Assets	Total Assets
North America wholesale:			$2,912	$65,332	$524,615
External customers	$967,493	$235,003
Intersegment	161,640
Europe wholesale:			5,377	83,107	436,775
External customers	695,391	187,762
Intersegment	154,654
Asia Pacific wholesale:			2,448	16,067	258,343
External customers	297,045	108,756
Intersegment	709,336
Direct to consumer	607,373	87,187	21,409	141,039	246,911
Intersegment items	(1,025,630)
Corporate		(146,717)	13,074	101,975	176,278

Consolidated	$2,567,302	$471,991	$45,220	$407,520	$1,642,922

FOSSIL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Major Customer, Segment and Geographic Information (Continued)

	Fiscal Year 2010
	Net Sales	Operating Income	Depreciation and Amortization	Long-term Assets	Total Assets
North America wholesale:			$3,547	$98,970	$585,616
External customers	$779,159	$188,155
Intersegment	151,304
Europe wholesale:			3,954	85,048	383,301
External customers	547,428	154,729
Intersegment	100,661
Asia Pacific wholesale:			2,291	17,193	188,459
External customers	220,777	82,037
Intersegment	592,403
Direct to consumer	483,326	66,339	21,452	96,017	217,620
Intersegment items	(844,368)
Corporate		(114,846)	9,058	29,528	92,577

Consolidated	$2,030,690	$376,414	$40,302	$326,756	$1,467,573

        The following table indicates revenue for each class of similar products for fiscal years 2012, 2011 and 2010 (in thousands):

	Fiscal Year 2012		Fiscal Year 2011		Fiscal Year 2010
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches	$2,141,481	74.9%	$1,843,909	71.8%	$1,419,205	69.9%
Leathers	440,113	15.4	427,771	16.7	340,405	16.8
Jewelry	181,636	6.4	190,126	7.4	166,183	8.2
Other	94,278	3.3	105,496	4.1	104,897	5.1

Total	$2,857,508	100.0%	$2,567,302	100.0%	$2,030,690	100.0%

Geographic Information

        Net sales and long-lived assets related to the Company's operations in the U.S., Europe, Asia Pacific and all other international markets were as follows (in thousands):

	Fiscal Year 2012
	Net Sales		Long-term Assets
United States	$1,354,337		$391,232
Europe	880,012	(1)	241,766
Asia Pacific	448,217		54,150
All other international	174,942		10,729

Consolidated	$2,857,508		$697,877

FOSSIL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Major Customer, Segment and Geographic Information (Continued)

	Fiscal Year 2011
	Net Sales		Long-term Assets
United States	$1,255,148		$209,576
Europe	858,452	(1)	158,324
Asia Pacific	358,904		31,609
All other international	94,798		8,011

Consolidated	$2,567,302		$407,520

	Fiscal Year 2010
	Net Sales		Long-term Assets
United States	$1,028,840		$161,472
Europe	670,959	(1)	135,087
Asia Pacific	267,158		23,617
All other international	63,733		6,580

Consolidated	$2,030,690		$326,756

(1)
Wholesale sales within Germany, excluding sales to third-party distributors, accounted for more than 10% of the Company's consolidated net sales and were approximately $354.4 million, $384.9 million and $298.5 million of consolidated net sales in fiscal years 2012, 2011 and 2010, respectively.

19. Selected Quarterly Financial Data (Unaudited)

        The following is a summary of the Company's unaudited quarterly financial information for fiscal years 2012 and 2011 (in thousands, except per share data):

Fiscal Year 2012	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net sales	$589,533	$636,104	$684,170	$947,700
Gross profit	328,980	356,361	381,524	539,678
Operating expenses	246,119	268,264	268,437	334,883
Operating income	82,861	88,097	113,087	204,795
Income before income taxes	84,596	88,093	113,861	205,671
Provision for income taxes	23,524	27,705	33,984	52,749
Net income	61,072	60,388	79,877	152,922
Net income attributable to noncontrolling interest	2,932	3,050	3,086	1,790
Net income attributable to Fossil, Inc.	58,140	57,338	76,791	151,132
Earnings per share:
Basic	0.94	0.93	1.27	2.53
Diluted	0.93	0.92	1.26	2.51
Gross profit as a percentage of net sales	55.8%	56.0%	55.8%	56.9%
Operating expenses as a percentage of net sales	41.7%	42.2%	39.3%	35.3%
Operating income as a percentage of net sales	14.1%	13.8%	16.5%	21.6%

FOSSIL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Selected Quarterly Financial Data (Unaudited) (Continued)

Fiscal Year 2011	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net sales	$536,975	$556,661	$642,910	$830,756
Gross profit	301,812	311,976	359,529	465,869
Operating expenses	209,256	225,714	240,720	291,505
Operating income	92,556	86,262	118,809	174,364
Income before income taxes	89,258	81,688	111,811	168,803
Provision for income taxes	31,192	27,657	39,307	46,001
Net income	58,066	54,031	72,504	122,802
Net income attributable to noncontrolling interest	2,244	2,670	2,895	4,891
Net income attributable to Fossil, Inc.	55,822	51,361	69,609	117,911
Earnings per share:
Basic	0.87	0.81	1.10	1.88
Diluted	0.86	0.80	1.09	1.87
Gross profit as a percentage of net sales	56.2%	56.0%	55.9%	56.1%
Operating expenses as a percentage of net sales	39.0%	40.5%	37.4%	35.1%
Operating income as a percentage of net sales	17.2%	15.5%	18.5%	21.0%

20. Subsequent Events

        On December 31, 2012, the Company purchased substantially all of the assets of Bentrani Watches, LLC ("Bentrani"). Bentrani was a distributor of watch products in 16 Latin American countries and was based in Miami, Florida. Bentrani was the Company's largest third-party distributor and had partnered with the Company for ten years. The purchase price was $27.0 million, comprised of $19.7 million in cash and $7.3 million in forgiveness of a payable to the Company.

        Effective January 1, 2013, pursuant to the Framework Agreement, the Company assumed the day-to-day management of Fossil Spain. As a result of this change, the Company believes it now exercises significant control over the joint venture, and in future reporting periods, Fossil Spain will be accounted for under the consolidation method of accounting in accordance with ASC 810, Consolidation, instead of as an equity method investment.

        Due to the limited time since these transaction dates, the initial accounting for these transactions is incomplete at this time.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        We conducted an evaluation of the effectiveness of our "disclosure controls and procedures" ("Disclosure Controls"), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 29, 2012, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

        Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective at the reasonable assurance level as of December 29, 2012.

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

        Management, including our CEO and our CFO, assessed the effectiveness of the Company's internal control over financial reporting as of December 29, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on its assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 29, 2012.

        Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company's internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting during the fourth quarter ended December 29, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Fossil, Inc.
Richardson, Texas

        We have audited the internal control over financial reporting of Fossil, Inc. and subsidiaries (the "Company") as of December 29, 2012, based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended December 29, 2012 of the Company and our report dated February 27, 2013 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
February 27, 2013

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

February 27, 2013	FOSSIL, INC.
/s/ KOSTA N. KARTSOTIS Kosta N. Kartsotis, Chairman of the Board of Directors and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ KOSTA N. KARTSOTIS Kosta N. Kartsotis	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 27, 2013
/s/ DENNIS R. SECOR Dennis R. Secor	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 27, 2013
/s/ ELAINE AGATHER Elaine Agather	Director	February 27, 2013
/s/ JEFFREY N. BOYER Jeffrey N. Boyer	Director	February 27, 2013
/s/ DIANE NEAL Diane Neal	Director	February 27, 2013
/s/ THOMAS M. NEALON Thomas M. Nealon	Director	February 27, 2013
/s/ MARK D. QUICK Mark D. Quick	Director	February 27, 2013
/s/ ELYSIA HOLT RAGUSA Elysia Holt Ragusa	Director	February 27, 2013

Signature	Capacity	Date

/s/ JAL S. SHROFF Jal S. Shroff	Director	February 27, 2013
/s/ JAMES E. SKINNER James E. Skinner	Director	February 27, 2013
/s/ MICHAEL STEINBERG Michael Steinberg	Director	February 27, 2013
/s/ DONALD J. STONE Donald J. Stone	Director	February 27, 2013
/s/ JAMES M. ZIMMERMAN James M. Zimmerman	Director	February 27, 2013

SCHEDULE II
FOSSIL, INC. AND SUBSIDIARIES
VALUATIONS AND QUALIFYING ACCOUNTS
Fiscal Years 2010, 2011 and 2012
(in Thousands)

		Additions	Deductions
	Balance at Begining of Period	Charged (Credited) to Operations	Actual Returns or Writeoffs	Balance at End of Period
Classification
Fiscal Year 2010:
Account receivable allowances:
Sales returns	$40,003	$99,581	$76,886	$62,698
Bad debts	15,963	6,078	4,080	17,961
Deferred tax asset valuation allowance	4,965	1,501	2,285	4,181
Fiscal Year 2011:
Account receivable allowances:
Sales returns	62,698	106,828	107,946	61,580
Bad debts	17,961	4,458	4,178	18,241
Deferred tax asset valuation allowance	4,181	649	1,637	3,193
Fiscal Year 2012:
Account receivable allowances:
Sales returns	61,580	119,106	115,430	65,256
Bad debts	18,241	848	1,983	17,106
Deferred tax asset valuation allowance	3,193	3,114	544	5,763

EXHIBIT INDEX

Exhibit Number		Description
2.1		Purchase Agreement, dated January 9, 2012, by and among Fossil, Inc., Fossil Europe B.V., Fossil (East) Limited, Skagen Designs, Ltd., Skagen Designs Limited, Charlotte K. Jorst, solely in her capacity as the Representative, and the security holders of Skagen Designs, Ltd., Skagen Designs Limited and Skagen Designs Holding A/S (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on January 11, 2012).
3.1		Third Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 25, 2010).
3.2		Third Amended and Restated Bylaws of Fossil, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on May 25, 2010).
10.1	(2)	Fossil, Inc. 1993 Non-Employee Director Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-1, SEC File No. 33-45357).
10.2	(2)	Amendment Number One to the 1993 Non-Employee Director Stock Option Plan of Fossil, Inc. (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K filed on March 2, 2011).
10.3	(2)	Amendment Number One to the Fossil, Inc. 1993 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K filed on March 5, 2008).
10.4	(2)	Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated by reference to the Company's Registration Statement on Form S-1, SEC File No. 33-45357).
10.5	(2)	Amendment Number One to the 1993 Long-Term Incentive Plan of Fossil, Inc. (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K filed on March 2, 2011).
10.6	(2)	Amendment Number Two to the 1993 Long-Term Incentive Plan of Fossil, Inc. (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K filed on March 2, 2011).
10.7	(2)	Amendment Number Three to the 1993 Long-Term Incentive Plan of Fossil, Inc. (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed on March 5, 2008).
10.8	(2)	Amendment Number Four to the 1993 Long-Term Incentive Plan of Fossil, Inc. (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K filed on February 29, 2012).
10.9	(2)	Amendment Number Five to the 2004 Long-Term Incentive Plan of Fossil, Inc. (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K filed on February 29, 2012).
10.10	(2)	Amendment Number Six to the 2004 Long-Term Incentive Plan of Fossil, Inc. (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K filed on February 29, 2012).
10.11	(2)	Form of Award Agreement under the Fossil, Inc. 1993 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-3, SEC File No. 333-107476, filed on July 30, 2003).

Exhibit Number		Description
10.12	(2)	Form of Restricted Stock Award under the Fossil, Inc. 2004 Long-Term Incentive Plan. (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed on February 29, 2012).
10.13	(2)	Form of Restricted Stock Award under the Fossil, Inc. 2004 Long-Term Incentive Plan for Non-U.S. Participants (incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K filed on August 8, 2007).
10.14	(2)	Form of Restricted Stock Unit Award under the Fossil, Inc. 2004 Long-Term Incentive Plan. (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K filed on February 29, 2012).
10.15	(2)	Form of Restricted Stock Unit Award under the Fossil, Inc. 2004 Long-Term Incentive Plan for Non-U.S. Participants (incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K filed on August 8, 2007).
10.16	(2)	Form of Stock Appreciation Rights Award under the Fossil, Inc. 2004 Long-Term Incentive Plan. (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed on February 29, 2012).
10.17	(2)	Form of Stock Option Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan for Non-U.S. Optionees (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K filed on August 8, 2007).
10.18	(2)	Form of Revised Restricted Stock Award under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K filed on August 8, 2007).
10.19	(2)	Form of Revised Restricted Stock Unit Award under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K filed on August 8, 2007).
10.20	(2)	Form of Revised Stock Appreciation Rights Award under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K filed on August 8, 2007).
10.21	(2)	Form of Revised Stock Option Award Agreement under the Fossil, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K filed on August 8, 2007).
10.22	(2)	Fossil, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 23, 2008).
10.23	(2)	Amendment Number One to the 2008 Long-Term Incentive Plan of Fossil, Inc. (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K filed on February 29, 2012).
10.24	(2)	Amendment Number Two to the 2008 Long-Term Incentive Plan of Fossil, Inc. (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K filed on February 29, 2012).
10.25	(2)	Form of Restricted Stock Award under the Fossil, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on June 27, 2008).
10.26	(2)	Form of Restricted Stock Award under the Fossil, Inc. 2008 Long-Term Incentive Plan for Non-U.S. Participants (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on June 27, 2008).

Exhibit Number		Description
10.27	(2)	Form of Restricted Stock Unit Award under the Fossil, Inc. 2008 Long-Term Incentive Plan (for non-employee directors) (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on June 27, 2008).
10.28	(2)	Form of Restricted Stock Unit Award under the Fossil, Inc. 2008 Long-Term Incentive Plan (for key employees) (incorporated by reference to Exhibit 10.61 to the Company's Annual Report on Form 10-K filed on March 3, 2010).
10.29	(2)	Form of Restricted Stock Unit Award under the Fossil, Inc. 2008 Long-Term Incentive Plan for Non-U.S. Participants (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on June 27, 2008).
10.30	(2)	Form of Stock Appreciation Rights Award under the Fossil, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on June 27, 2008).
10.31	(2)	Form of Stock Option Award Agreement under the Fossil, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 27, 2008).
10.32	(2)	Form of Stock Option Award Agreement for Non-U.S. Optionees under the Fossil, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 27, 2008).
10.33	(2)	Form of Stock Option Award Agreement for Outside Directors under the Fossil, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 5, 2009).
10.34	(2)	Form of Revised Restricted Stock Unit Award Agreement under the Fossil, Inc. 2008 Long-Term Incentive Plan for Non-U.S. Participants (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 13, 2010).
10.35	(2)	Form of Revised Stock Option Award Agreement for Non-U.S. Optionees under the Fossil, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.62 to the Company's Annual Report on Form 10-K filed on March 3, 2010).
10.36	(2)	Fossil, Inc. 2010 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 25, 2010).
10.37	(2)	Third Amended and Restated Fossil, Inc. and Affiliates Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 21, 2010).
10.38		Credit Agreement, dated as of December 17, 2010, by and among Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Partners, L.P., Arrow Merchandising, Inc., Fossil Stores I, Inc., Fossil Holdings, LLC, Fossil International Holdings, Inc., Wells Fargo Bank, National Association and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 23, 2010).
10.39		Guaranty Agreement, dated as of December 17, 2010, executed and delivered by Fossil Intermediate, Inc., Fossil Trust, Fossil Stores I, Inc. and Fossil International Holdings, Inc. to Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 23, 2010).
10.40		Pledge Agreement, dated as of December 17, 2010, by and among Fossil, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 23, 2010).

Exhibit Number		Description
10.41		First Amendment to Pledge Agreement, dated as of August 15, 2011, by and among Fossil, Inc. and Wells Fargo Bank, National Association. (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K filed on February 29, 2012).
10.42	(2)	Fossil, Inc. 1993 Savings and Retirement Plan (incorporated by reference to the Company's Registration Statement on Form S-1, SEC File No. 33-45357).
10.43		Master License Agreement dated as of August 30, 1994, by and between Fossil, Inc. and Fossil Partners, L.P. (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K filed on March 2, 2011).
10.44		Agreement of Limited Partnership of Fossil Partners, L.P. (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed on March 2, 2011).
10.45	(2)	Form of Executive Retirement Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 14, 2012).
10.46	(2)	Form of Restricted Stock Unit Award (2012) under the Fossil, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 14, 2012).
10.47	(2)	Form of Stock Appreciation Rights Award (2012) under the Fossil, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on March 14, 2012).
10.48		Consent and First Amendment to Credit Agreement, dated as of April 2, 2012, by and among Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Partners, L.P., Arrow Merchandising, Inc., Fossil Stores I, Inc., Fossil Holdings, LLC, Fossil International Holdings, Inc., Skagen Designs, Ltd., the lenders who are party to the Credit Agreement (as therein defined) and Wells Fargo Bank, National Association, as the administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 4, 2012).
10.49		Joinder Agreement, dated as of April 2, 2012, executed by Skagen Designs, Ltd., pursuant to that certain Credit Agreement dated as of December 17, 2010, by and among Fossil, Inc., certain of its subsidiaries, the lenders time to time party thereto, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 4, 2012).
10.50	(2)	First Amendment to the Restricted Stock Unit Award Under the 2004 Long-Term Incentive Plan of Fossil, Inc. for Mark Quick, dated as of October 26, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 1, 2012).
10.51	(2)	First Amendment to the Stock Appreciation Rights Award Under the 2004 Long-Term Incentive Plan of Fossil, Inc. for Mark Quick, dated as of October 26, 2012 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on November 1, 2012).
21.1	(1)	Subsidiaries of Fossil, Inc.
23.1	(1)	Consent of Independent Registered Public Accounting Firm.
31.1	(1)	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	(1)	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit Number		Description
32.1	(1)	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	(1)	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	(3)	The following materials from the Company's Annual Report on Form 10-K for the year ended December 29, 2012, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, (v) the Notes to the Consolidated Financial Statements and (vi) Schedule II-Valuations and Qualifying Accounts.

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