Form 10-Q
period 2013-03-30
FOSSIL INC
filed 2013-05-09
CIK 883569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 30, 2013

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

The number of shares of the registrant’s common stock outstanding as of May 3, 2013: 58,672,408.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

FOSSIL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

IN THOUSANDS

	March 30, 2013	December 29, 2012

Assets
Current assets:
Cash and cash equivalents	$241,396	$177,236
Securities available for sale	56	127
Accounts receivable - net of allowances of $75,762 and $82,362, respectively	272,860	363,456
Inventories	520,306	506,314
Deferred income tax assets-net	31,442	34,238
Prepaid expenses and other current assets	81,598	62,741
Total current assets	1,147,658	1,144,112

Investments	0	6,965
Property, plant and equipment - net of accumulated depreciation of $269,411 and $262,041, respectively	329,223	335,446
Goodwill	201,356	184,793
Intangible and other assets-net	178,332	170,673
Total long-term assets	708,911	697,877
Total assets	$1,856,569	$1,841,989

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$124,859	$149,561
Short-term debt	1,600	2,794
Accrued expenses:
Compensation	50,044	55,563
Royalties	29,819	53,547
Co-op advertising	15,048	24,500
Transaction taxes	17,908	27,973
Other	56,733	61,575
Income taxes payable	18,307	31,265
Total current liabilities	314,318	406,778

Long-term income taxes payable	10,172	8,662
Deferred income tax liabilities	87,292	79,756
Long-term debt	151,129	75,140
Other long-term liabilities	48,304	31,189
Total long-term liabilities	296,897	194,747
Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock, 59,203 and 59,631 shares issued at March 30, 2013 and December 29, 2012, respectively	592	596
Additional paid-in capital	140,083	138,097
Retained earnings	1,083,717	1,066,082
Accumulated other comprehensive income	12,243	28,760
Total Fossil, Inc. stockholders’ equity	1,236,635	1,233,535
Noncontrolling interest	8,719	6,929
Total stockholders’ equity	1,245,354	1,240,464
Total liabilities and stockholders’ equity	$1,856,569	$1,841,989

See notes to the condensed consolidated financial statements.

FOSSIL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED

IN THOUSANDS, EXCEPT PER SHARE DATA

	For the 13 Weeks Ended
	March 30, 2013	March 31, 2012
Net sales	$680,899	$589,533
Cost of sales	302,428	260,553
Gross profit	378,471	328,980

Operating expenses:
Selling and distribution	203,189	181,438
General and administrative	80,961	64,681
Total operating expenses	284,150	246,119

Operating income	94,321	82,861
Interest expense	1,231	814
Other income-net	9,784	2,549

Income before income taxes	102,874	84,596
Provision for income taxes	28,894	23,524

Net income	73,980	61,072
Less: Net income attributable to noncontrolling interest	1,794	2,932
Net income attributable to Fossil, Inc.	$72,186	$58,140

Other comprehensive (loss) income, net of taxes:
Currency translation adjustment	$(19,837)	$10,071
Unrealized (loss) gain on securities available for sale	(71)	50
Forward contracts hedging intercompany foreign currency payments-change in fair values	3,391	(1,349)
Total other comprehensive (loss) income	(16,517)	8,772

Total comprehensive income	57,463	69,844
Less: Comprehensive income attributable to noncontrolling interest	1,794	2,932
Comprehensive income attributable to Fossil, Inc.	$55,669	$66,912

Earnings per share:
Basic	$1.22	$0.94
Diluted	$1.21	$0.93
Weighted average common shares outstanding:
Basic	59,393	61,859
Diluted	59,783	62,459

See notes to the condensed consolidated financial statements.

FOSSIL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

IN THOUSANDS

	For the 13 Weeks Ended
	March 30, 2013	March 31, 2012
Operating Activities:
Net income	$73,980	$61,072
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	18,758	15,227
Stock-based compensation	2,546	3,144
Decrease in allowance for returns-net of inventory in transit	(238)	(2,917)
Loss on disposal of assets	266	517
Equity in income of joint venture	0	(270)
Gain on equity method investment	(6,410)	0
Decrease in allowance for doubtful accounts	(4,202)	(1,396)
Excess tax benefits from stock-based compensation	(4,082)	(9,901)
Deferred income taxes and other	8,292	3,919

Changes in operating assets and liabilities:
Accounts receivable	99,403	88,197
Inventories	(11,507)	(19,355)
Prepaid expenses and other current assets	(14,721)	(5,527)
Accounts payable	(20,369)	(45,310)
Accrued expenses	(49,000)	(60,930)
Income taxes payable	(6,813)	9,029

Net cash provided by operating activities	85,903	35,499

Investing Activities:
Additions to property, plant and equipment	(19,485)	(10,029)
Increase in intangible and other assets	(723)	(27)
Net change in restricted cash	452	(157)
Business acquisitions-net of cash acquired	(15,165)	0

Net cash used in investing activities	(34,921)	(10,213)

Financing Activities:
Acquisition of common stock	(61,188)	(67,878)
Distribution of noncontrolling interest earnings	(4)	(3,786)
Excess tax benefits from stock-based compensation	4,082	9,901
Debt borrowings	218,098	3,899
Debt payments	(142,718)	(4)
Proceeds from exercise of stock options	1,991	4,352

Net cash provided by (used in) financing activities	20,261	(53,516)

Effect of exchange rate changes on cash and cash equivalents	(7,083)	1,210

Net increase (decrease) in cash and cash equivalents	64,160	(27,020)
Cash and cash equivalents:
Beginning of period	177,236	287,498

End of period	$241,396	$260,478

See notes to the condensed consolidated financial statements.

FOSSIL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1. FINANCIAL STATEMENT POLICIES

Basis of Presentation. The condensed consolidated financial statements include the accounts of Fossil, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of March 30, 2013, and the results of operations for the thirteen week periods ended March 30, 2013 (“First Quarter”) and March 31, 2012 (“Prior Year Quarter”), respectively. All adjustments are of a normal, recurring nature.

These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K filed by the Company pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the fiscal year ended December 29, 2012 (the “2012 Form 10-K”). Operating results for the First Quarter are not necessarily indicative of the results to be achieved for the full fiscal year.

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods reported. Actual results could differ from those estimates. The Company has not made any changes in its significant accounting policies from those disclosed in the 2012 Form 10-K.

Business. The Company is a global design, marketing and distribution company that specializes in consumer fashion accessories. Its principal offerings include an extensive line of men’s and women’s fashion watches and jewelry, handbags, small leather goods, belts, sunglasses, soft accessories and clothing. In the watch and jewelry product categories, the Company has a diverse portfolio of globally recognized owned and licensed brand names under which its products are marketed. The Company’s products are distributed globally through various distribution channels, including wholesale in countries where it has a physical presence, direct to the consumer through its retail stores and commercial websites and through third-party distributors in countries where the Company does not maintain a physical presence. The Company’s products are offered at varying price points to meet the needs of its customers, whether they are value-conscious or luxury oriented. Based on its extensive range of accessory products, brands, distribution channels and price points, the Company is able to target style-conscious consumers across a wide age spectrum on a global basis.

Foreign Currency Hedging Instruments. The Company’s foreign subsidiaries periodically enter into foreign exchange forward contracts to hedge the future payment of intercompany inventory transactions denominated in U.S. dollars. If the Company’s foreign subsidiaries were to settle their contracts designated as cash flow hedges that were denominated in Euros, British Pounds, Mexican Pesos, Australian Dollars, Canadian Dollars and Japanese Yen, the net result would have been a gain of approximately $4.4 million, net of taxes, as of March 30, 2013. The Company applies the hedge accounting rules as required by Accounting Standard Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). See “Note 8—Derivatives and Risk Management” for additional disclosures about the Company’s use of forward contracts.

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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS (in thousands except per share data):

	For the 13 Weeks Ended
	March 30, 2013	March 31, 2012

Numerator:
Net income attributable to Fossil, Inc.	$72,186	$58,140

Denominator:
Basic EPS computation:
Basic weighted average common shares outstanding	59,393	61,859
Basic EPS	$1.22	$0.94

Diluted EPS computation:
Basic weighted average common shares outstanding	59,393	61,859
Stock options, stock appreciation rights and restricted stock units	390	600
Diluted weighted average common shares outstanding	59,783	62,459
Diluted EPS	$1.21	$0.93

Approximately 201,000 and 237,000 shares issuable under stock-based awards were not included in the diluted EPS calculation at the end of the First Quarter and Prior Year Quarter, respectively, because they were antidilutive.

Restricted Cash. As of March 30, 2013 and December 29, 2012, the Company had short-term restricted cash balances of $0.2 million and $0.3 million, respectively, and long-term restricted cash balances of $0.7 million and $1.0 million, respectively, primarily pledged as collateral to secure bank guarantees for the purpose of obtaining retail space.  Short-term restricted cash is reported in prepaid expenses and other current assets in the Company’s condensed consolidated balance sheets as a component of current assets.  Long-term restricted cash is reported in intangible and other assets-net in the Company’s condensed consolidated balance sheets as a component of long-term assets.

Recently Issued Accounting Standards. In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”).  ASU 2013-05 addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity.  The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice.  The guidance in ASU 2013-05 will become effective for the Company for annual and interim periods beginning after December 15, 2013. The Company will apply the guidance prospectively to any derecognition events that may occur after the effective date, and does not expect the adoption of ASU 2013-05 to have a material impact on the Company’s condensed consolidated results of operations or financial position.

In February 2013, the FASB issued ASU 2013-04, Liabilities (Topic 405): Obligations Resulting From Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date (“ASU 2013-04”). The update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed as of the reporting date. The amount is equal to the sum of the obligation the entity agreed to pay among its co-obligors and any additional amount the entity expects to pay on behalf of its co-obligors. ASU 2013-04 will become effective for the Company for annual and interim periods beginning after December 15, 2013 and is required to be applied retrospectively to all prior periods presented for obligations that existed upon adoption of ASU 2013-04. The Company does not expect the adoption of ASU 2013-04 to have a material impact on the Company’s condensed consolidated results of operations or financial position.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”), to address certain comparability issues between financial statements prepared in accordance with GAAP and those prepared in accordance with International Financial Reporting Standards.  In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”), which clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11.  ASU 2011-11 will require an entity to provide enhanced disclosures about certain financial instruments and derivatives, as defined in ASU 2013-01, to enable users to understand the effects of offsetting in the financial statements as well as the effects of master netting arrangements on an entity’s financial condition.  The amendments in ASU 2011-11 and ASU 2013-01 are effective for annual and interim reporting periods beginning on or after January 1, 2013, with respective disclosures required for all comparative periods presented.  The Company does not expect the adoption of ASU 2011-11 and ASU 2013-01 to have a material impact on the Company’s condensed consolidated results of operations or financial position.

Recently Adopted Accounting Standards. In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). The amendments in this update permit an entity to make a qualitative assessment to determine if it is more likely than not that an indefinite-lived intangible asset other than goodwill is impaired. If an entity concludes that it is more likely than not that the fair value of an indefinite-lived intangible asset other than goodwill is less than its carrying amount, it is required to perform the quantitative impairment test for that asset. This ASU aligns the guidance of impairment testing for indefinite-lived intangible assets other than goodwill with that in ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). The guidance in ASU 2012-02 was effective for the Company beginning December 30, 2012 and did not have a material impact on the Company’s condensed consolidated results of operations or financial position.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”).  FASB issued ASU 2013-02 to improve the transparency of changes in other comprehensive income (“OCI”) and items reclassified out of accumulated other comprehensive income (“AOCI”) in financial statements.  ASU 2013-12 requires an entity to provide information about amounts reclassified out of AOCI by component.  In addition, an entity must present either on the face of the income statement or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income. See “Note 6—Stockholders’ Equity and Benefit Plans” for additional disclosures about the Company’s OCI.  The guidance in ASU 2013-02 became effective for the Company on December 30, 2012 and did not have a material impact on the Company’s condensed consolidated results of operations or financial position.

2. ACQUISITIONS AND GOODWILL

Skagen Designs, Ltd. Acquisition.  On April 2, 2012, the Company acquired Skagen Designs, Ltd. and certain of its international affiliates (“Skagen Designs”). Skagen Designs was a privately held Nevada-based company that globally marketed and distributed contemporary Danish design accessories including watches, clocks, jewelry and sunglasses. The primary purpose of the acquisition was to add an attractive brand to the Company’s portfolio that the Company could grow using its established distribution channels. The purchase price was $231.7 million in cash and 150,000 shares of the Company’s common stock valued at $19.9 million based on the mean between the highest and lowest sales price of the Company’s common stock on NASDAQ on April 2, 2012. To fund the cash purchase price, the Company utilized approximately $200 million of availability under its $350 million revolving line of credit and excess cash available in its international subsidiaries to fund the international portion of the purchase price. In addition, subject to the purchase agreement, the sellers could have received up to 100,000 additional shares of the Company’s common stock if the Company’s net sales of SKAGEN® branded products exceeded certain thresholds over a defined period of time (the “Earnout”).

The Company recorded the Earnout as a $9.9 million contingent consideration liability in accrued expenses-other in the Company’s condensed consolidated balance sheets as of the acquisition date. As of December 29, 2012, the contingent consideration liability was remeasured at zero, which resulted in a decrease in operating expenses of $9.9 million during fiscal year 2012. During the First Quarter, the contingent consideration liability remained valued at zero. The results of Skagen Designs’ operations have been included in the Company’s consolidated financial statements since April 2, 2012.

Prior to closing the Skagen Designs acquisition, the Company incurred approximately $600,000 of acquisition-related expenses for legal, accounting and valuation services during fiscal year 2011 and the Prior Year Quarter. The Company incurred additional acquisition and integration related costs of approximately $8.2 million in fiscal year 2012, subsequent to the closing date. Acquisition and integration costs were reflected in general and administrative expenses on the Company’s consolidated statements of comprehensive income. There were no acquisition and integration costs incurred during the First Quarter.

The Company’s consolidated statements of comprehensive income for fiscal year 2012 included $93.8 million of net sales and $11.2 million of operating income, related to the results of operations of Skagen Designs since April 2, 2012. Operating income for fiscal year 2012 was favorably impacted by $10.0 million related to Skagen Designs’ ongoing operations.

During the First Quarter, the purchase accounting was finalized with no change since fiscal year end December 29, 2012. Assets acquired and liabilities assumed in the transaction were recorded at their acquisition date fair values, while transaction costs associated with the acquisition were expensed as incurred. Because the total purchase price exceeded the fair values of the tangible and intangible assets acquired, goodwill was recorded equal to the difference. The element of goodwill that is not separable into identifiable intangible assets represents expected synergies. The following table summarizes the allocation of the purchase price to the fair value of the assets acquired and the liabilities assumed as of April 2, 2012, the effective date of the acquisition (in thousands):

Cash paid, net of cash acquired	$229,012
Value of common stock issued	19,899
Contingent consideration	9,950
Total transaction consideration	$258,861
Accounts receivable	$16,595
Inventories	22,638
Prepaid expenses and other current assets	3,306
Property, plant and equipment	4,232
Goodwill	140,387
Trade name	64,700
Customer lists	24,400
Patents	1,500
Noncompete agreement	1,900
Other long-term assets	2,972
Current liabilities	(20,840)
Long-term liabilities	(2,929)
Total net assets acquired	$258,861

The goodwill and trade name assets recognized from the acquisition have indefinite useful lives, were tested for impairment at fiscal year end 2012 and will continue to be tested for impairment annually. The amortization periods for the acquired customer lists, patents and noncompete agreements have amortization periods of three years to nine years. Approximately $133.8 million of the goodwill recognized in the acquisition is expected to be deductible for tax purposes.

The following unaudited pro forma information presents the combined results of operations of Fossil, Inc. and Skagen Designs as if the acquisition had occurred at the beginning of each period presented below. The pro forma information is not necessarily indicative of what the financial position or results of operations actually would have been had the acquisition been completed at the beginning of each period presented below. In addition, the unaudited pro forma financial information is not indicative of, nor does it purport to project, the future financial position or operating results of Fossil, Inc. The unaudited pro forma information does not give effect to any potential cost savings or other operating efficiencies that could result from the acquisition. The following table presents the unaudited pro forma financial information (in thousands, except per share data):

	For the 13 Weeks Ended
	March 30, 2013	March 31, 2012

Net sales	$680,899	$619,977
Net income attributable to Fossil, Inc.	72,186	58,637
Earnings per share:
Basic	$1.22	$0.95
Diluted	$1.21	$0.94

Fossil Spain Acquisition. On August 10, 2012, the Company’s joint venture company, Fossil, S.L. (“Fossil Spain”) entered into a Framework Agreement (the “Framework Agreement”) with several related and unrelated parties, including General De Relojeria, S.A. (“General De Relojeria”), the Company’s joint venture partner. Pursuant to the Framework Agreement, Fossil Spain was granted the right to acquire the outstanding 50% of its shares owned by General De Relojeria upon the expiration of the joint venture agreement on December 31, 2015.

Effective January 1, 2013, pursuant to the Framework Agreement, the Company assumed control over the board of directors and the day-to-day management of Fossil Spain. As a result of this change, the Company now controls Fossil Spain and began consolidating it in accordance with ASC 810, Consolidation, instead of treating it as an equity method investment. In accordance with ASC 805, Business Combinations, the Company remeasured its preexisting investment in Fossil Spain to fair value as of January 1, 2013, resulting in a gain of $6.4 million, which was recorded in other income-net on the Company’s condensed consolidated statements of comprehensive income.  The results of Fossil Spain’s operations have been included in the Company’s condensed consolidated financial statements since January 1, 2013. The Company recorded approximately $10.7 million of goodwill related to the acquisition.

The purchase price for the shares has a fixed and variable component.  The fixed portion is based on 50% of the net book value of Fossil Spain as of December 31, 2012. The fixed portion was measured at 5.1 million Euros (approximately $6.7 million at December 31, 2012).  The Company recorded a contingent consideration liability of 5.9 million Euros (approximately $7.8 million) related to the variable portion of the purchase price as of January 1, 2013.  The variable portion will be determined based on Fossil Spain’s aggregated results of operations less dividends distributed by Fossil Spain to General De Relojeria with a minimum annual variable price of 2.0 million Euros (approximately $2.6 million at March 30, 2013) and a maximum annual variable price of 3.5 million Euros (approximately $4.5 million at March 30, 2013) for each of the calendar years 2013, 2014, and 2015.

Both the fixed and variable portions of the purchase price were recorded in other long-term liabilities in the condensed consolidated balance sheets at March 30, 2013.

Bentrani Watches, LLC Acquisition. On December 31, 2012, the Company purchased substantially all of the assets of Bentrani Watches, LLC (“Bentrani”).  Bentrani was a distributor of watch products in 16 Latin American countries and was based in Miami, Florida.  Bentrani was the Company’s largest third-party distributor and had partnered with the Company for ten years.  The purchase price was $26.0 million, comprised of $18.7 million in cash and $7.3 million in forgiveness of a payable to the Company. The Company recorded approximately $8.1 million of goodwill related to the acquisition. The results of Bentrani’s operations have been included in the Company’s condensed consolidated financial statements since the acquisition date.

Goodwill is the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed.  The changes in the carrying amount of goodwill, which is not subject to amortization, were as follows (in thousands):

	North America wholesale	Europe wholesale	Asia Pacific wholesale	Total
Balance at December 29, 2012	$109,270	$63,884	$11,639	$184,793
Acquisitions	8,130	10,723	0	18,853
Foreign currency changes	102	(2,306)	(86)	(2,290)
Balance at March 30, 2013	$117,502	$72,301	$11,553	$201,356

3. INVENTORIES

Inventories consisted of the following (in thousands):

	March 30, 2013	December 29, 2012
Components and parts	$60,566	$62,731
Work-in-process	6,757	8,071
Finished goods	452,983	435,512
Inventories	$520,306	$506,314

4. WARRANTY RESERVE

The Company’s warranty liabilities are primarily related to watch products. The Company’s FOSSIL® watch products sold in the U.S. are covered by a limited warranty against defects in materials or workmanship for a period of 11 years from the date of purchase. RELIC® watch products sold in the U.S. are covered by a comparable 12 year warranty, while certain other watches sold by the Company are covered by a comparable two year limited warranty. SKAGEN branded watches are covered by a lifetime warranty against defects due to faulty material or workmanship, subject to normal conditions of use.  The Company’s warranty liability is recorded using historical warranty repair expense and is recorded in accrued expenses-other in the condensed consolidated balance sheets.  As changes in warranty costs are experienced, the warranty accrual is adjusted as necessary. Warranty liability activity consisted of the following (in thousands):

	For the 13 Weeks Ended
	March 30, 2013	March 31, 2012
Beginning balance	$13,383	$10,996
Settlements in cash or kind	(2,461)	(993)
Warranties issued and adjustments to preexisting warranties (1)	2,396	2,085
Liabilities assumed in acquisition	340	0
Ending balance	$13,658	$12,088

(1)  Changes in cost estimates related to preexisting warranties are aggregated with accruals for new standard warranties issued and foreign currency changes.

5.  INCOME TAXES

The Company’s income tax expense and related effective rate were as follows (in thousands, except percentage data):

	For the 13 Weeks Ended
	March 30, 2013	March 31, 2012
Income tax expense	$28,894	$23,524
Income tax rate	28.1%	27.8%

The lower effective tax rate in the Prior Year Quarter was attributable to management’s decision to indefinitely reinvest the undistributed earnings of certain foreign subsidiaries. The First Quarter effective tax rate was favorably impacted by audit settlements.

As of March 30, 2013, the total amount of unrecognized tax benefits, excluding interest and penalties, was $9.2 million, of which $6.0 million would favorably impact the effective tax rate in future periods, if recognized. The U.S. Internal Revenue Service completed its examination of the Company’s 2007-2009 federal income tax returns, and the Company has settled all outstanding federal income tax liabilities for those years.  The Company is subject to examinations in various state and foreign jurisdictions for its 2005-2012 tax years, none of which the Company believes are individually significant. Audit outcomes and timing of audit settlements are subject to significant uncertainty.

The Company has classified uncertain tax positions as long-term income taxes payable, unless such amounts are expected to be paid within twelve months of the condensed consolidated balance sheet date. As of March 30, 2013, the Company had recorded $0.1 million of unrecognized tax benefits, excluding interest and penalties, for positions that could be settled within the next twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes receivable/payable, respectively. The total amount of accrued income tax-related interest and penalties included in the condensed consolidated balance sheets at March 30, 2013 was $0.8 million and $0.3 million, respectively. For the First Quarter, the Company accrued income tax-related interest expense of $0.1 million.

6. STOCKHOLDERS’ EQUITY AND BENEFIT PLANS

Common Stock Repurchase Programs. Purchases of the Company’s common stock are made from time to time pursuant to its repurchase programs, subject to market conditions and at prevailing market prices, through the open market. Repurchased shares of common stock are recorded at cost and become authorized but unissued shares which may be issued in the future for general corporate or other purposes. The Company may terminate or limit its stock repurchase program at any time. In the event the repurchased shares are cancelled, the Company accounts for retirements by allocating the repurchase price to common stock, additional paid-in capital and retained earnings. The repurchase price allocation is based upon the equity contribution associated with historical issuances. The repurchase programs are conducted pursuant to Rule 10b-18 of the Exchange Act. During the First Quarter, the Company completed its $750 million buyback plan authorized in August 2010. The Company repurchased 9.6 million shares of common stock under that plan, of which $38.6 million, or 0.4 million shares, were repurchased during the First Quarter.  In addition, the Company repurchased $18.0 million of its common stock in the First Quarter, or 0.2 million shares, under the Company’s $1 billion repurchase plan, which was authorized in 2012. As of March 30, 2013, the Company had $1.0 billion of repurchase authorizations remaining under the combined repurchase plans.

During the First Quarter, the Company effectively retired 0.6 million shares of common stock repurchased under its repurchase programs. The effective retirement of repurchased common stock decreased common stock by $6,000, additional paid-in capital by $2.0 million, retained earnings by $54.6 million and treasury stock by $56.5 million.

At December 29, 2012 and March 30, 2013, all treasury stock had been effectively retired.

The following table reflects the Company’s common stock repurchase activity for the periods indicated (in millions):

			For the 13 Weeks Ended March 30, 2013		For Fiscal Year 2012
Fiscal Year Authorized	Dollar Value Authorized	Termination Date	Number of Shares Repurchased	Dollar Value Repurchased	Number of Shares Repurchased	Dollar Value Repurchased
2012	$1,000.0	December 2016	0.2	$18.0	0.0	$0.0
2010	$30.0	None	0.0	$0.0	0.0	$0.0
2010	$750.0	December 2013	0.4	$38.6	3.0	$261.3

Stock-Based Compensation Plans. The Company accounts for stock-based compensation in accordance with the provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”), using the Black-Scholes option pricing model to determine the fair value of stock options and stock appreciation rights at the date of grant. The Company’s grants under its current stock-based compensation plans generally include: (i) stock options and restricted stock for its international employees, (ii)  restricted stock units for its non-employee directors and (iii) stock appreciation rights, restricted stock and restricted stock units for its U.S.-based employees. There have been no significant changes to the Company’s stock-based compensation plans since the 2012 Form 10-K.

The following table summarizes stock options and stock appreciation rights activity during the First Quarter:

Stock Options and Stock Appreciation Rights	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	in thousands			in thousands
Outstanding at December 29, 2012	1,039	$63.56	6.4	$36,708
Granted	32	105.47
Exercised	(101)	32.99		6,844
Forfeited or expired	(12)	82.79
Outstanding at March 30, 2013	958	67.97	6.4	35,658
Exercisable at March 30, 2013	617	51.21	5.6	30,582
Nonvested at March 30, 2013	341	98.23	7.8	5,076
Expected to vest	309	$98.23	7.8	$4,618

The aggregate intrinsic value shown in the table above is before income taxes and is based on (i) the exercise price for outstanding and exercisable options/rights at March 30, 2013 and (ii) the fair market value of the Company’s common stock on the exercise date for options/rights that were exercised during the First Quarter.

Stock Options and Stock Appreciation Rights Outstanding and Exercisable. The following table summarizes information with respect to stock options and stock appreciation rights outstanding and exercisable at March 30, 2013:

	Stock Options and Stock Appreciation Rights Outstanding			Stock Options and Stock Appreciation Rights Exercisable
			Weighted-
		Weighted-	Average		Weighted-
		Average	Remaining		Average
	Number of	Exercise	Contractual	Number of	Exercise
Range of Exercise Prices	Shares	Price	Term (Years)	Shares	Price
	in thousands			in thousands
$13.65 - $26.29	223	$17.87	3.9	180	$18.81
$26.29 - $39.44	216	34.79	5.3	215	34.78
$39.44 - $52.58	30	43.15	4.8	30	43.15
$65.73 - $78.88	7	68.59	8.4	3	69.53
$78.88 - $92.02	196	81.46	7.6	106	81.23
$92.02 - $105.17	8	99.37	9.3	1	93.29
$105.17 - $118.31	25	106.40	8.0	0	0.00
$118.31 - $131.46	253	128.02	8.5	82	127.93
Total	958	$67.97	6.4	617	$51.21

Restricted Stock and Restricted Stock Units. The following table summarizes restricted stock and restricted stock unit activity during the First Quarter:

Restricted Stock and Restricted Stock Units	Number of Shares	Weighted-Average Grant-Date Fair Value
	IN THOUSANDS
Nonvested at December 29, 2012	277	$68.69
Granted	104	106.22
Vested	(139)	53.62
Forfeited	(7)	72.73
Nonvested at March 30, 2013	235	94.09
Expected to vest	216	$94.09

The total fair value of restricted stock and restricted stock units vested during the First Quarter was approximately $14.7 million.

Accumulated Other Comprehensive Income. The following table illustrates changes in the balances of each component of accumulated other comprehensive income, net of taxes (in thousands):

	For the 13 Weeks Ended March 30, 2013
		Unrealized
	Currency	Gains (Losses) on	Gains
	Translation	Securities Available	(Losses) on
	Adjustments	for Sale	Forward Contracts	Total
Beginning balance	$30,181	$(475)	$(946)	$28,760
Other comprehensive (loss) income before reclassifications, net of tax expense of $3,474	(19,837)	(71)	3,345	(16,563)

Amounts reclassed from accumulated other comprehensive income, net of tax expense of $87	0	0	(46)	(46)

Total other comprehensive (loss) income	(19,837)	(71)	3,391	(16,517)

Ending balance	$10,344	$(546)	$2,445	$12,243

	For the 13 Weeks Ended March 31, 2012
		Unrealized
	Currency	Gains (Losses) on	Gains
	Translation	Securities Available	(Losses) on
	Adjustments	for Sale	Forward Contracts	Total
Beginning balance	$18,953	$(446)	$3,673	$22,180
Other comprehensive income (loss) before reclassifications, net of tax benefit of $1,081	10,071	50	(497)	9,624

Amounts reclassed from accumulated other comprehensive income, net of tax expense of $444	0	0	852	852

Total other comprehensive income (loss)	10,071	50	(1,349)	8,772

Ending balance	$29,024	$(396)	$2,324	$30,952

7. SEGMENT INFORMATION

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments are comprised of North America wholesale, Europe wholesale, Asia Pacific wholesale and Direct to consumer. The North America wholesale, Europe wholesale and Asia Pacific wholesale segments do not include activities related to the Direct to consumer segment. The North America wholesale segment primarily includes sales to wholesale or distributor customers based in Canada, Mexico, the United States and countries in South America. The Europe wholesale segment primarily includes sales to wholesale or distributor customers based in European countries, the Middle East and Africa. The Asia Pacific wholesale segment primarily includes sales to wholesale or distributor customers based in Australia, China (including the Company’s assembly and procurement operations), India, Indonesia, Japan, Malaysia, New Zealand, Singapore, South Korea, Taiwan and Thailand. The Direct to consumer segment includes Company-owned retail stores, e-commerce sales and catalog activities. Each reportable operating segment provides similar products and services.

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

Summary information by operating segment was as follows (in thousands):

	For the 13 Weeks Ended March 30, 2013		For the 13 Weeks Ended March 31, 2012
	Net Sales	Operating Income	Net Sales	Operating Income

North America wholesale:
External customers	$255,165	$60,408	$225,000	$53,509
Intersegment	45,946		42,826
Europe wholesale:
External customers	173,906	38,547	152,950	31,098
Intersegment	40,688		34,561
Asia Pacific wholesale:
External customers	86,776	27,550	76,709	25,243
Intersegment	202,196		166,293
Direct to consumer	165,052	7,112	134,874	8,382
Intersegment items	(288,830)		(243,680)
Corporate		(39,296)		(35,371)
Consolidated	$680,899	$94,321	$589,533	$82,861

The following tables reflect net sales for each class of similar products in the periods presented (in thousands except percentage data):

	For the 13 Weeks Ended March 30, 2013		For the 13 Weeks Ended March 31, 2012
	Net Sales	Percentage of Total	Net Sales	Percentage of Total

Watches	$513,017	75.3%	$418,432	71.0%
Leathers	102,788	15.1	104,047	17.7
Jewelry	42,314	6.2	39,152	6.6
Other	22,780	3.4	27,902	4.7
Total	$680,899	100.0%	$589,533	100.0%

8. DERIVATIVES AND RISK MANAGEMENT

The Company is exposed to certain risks relating to its ongoing business operations, which it attempts to manage by using derivative instruments. The primary risks managed by using derivative instruments are the fluctuations in global currencies that will ultimately be used by non-U.S. dollar functional currency subsidiaries to settle future payments of intercompany inventory transactions denominated in U.S. dollars. Specifically, the Company projects future intercompany purchases by its non-U.S. dollar functional currency subsidiaries generally over a period of up to 18 months. The Company enters into foreign currency forward contracts (“forward contracts”) generally for up to 65% of the forecasted purchases to manage fluctuations in global currencies that will ultimately be used to settle such U.S. dollar denominated inventory purchases. Forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon settlement date. The majority of the Company’s forward contracts are designated as single cash flow hedges. Fluctuations in exchange rates will either increase or decrease the Company’s U.S. dollar equivalent cash flows from these intercompany inventory transactions, which will affect the Company’s U.S. dollar earnings. Gains or losses on the forward contracts are expected to offset these fluctuations to the extent the cash flows are hedged by the forward contracts. The Company also periodically enters into forward contracts to manage exchange rate risks associated with certain non-inventory intercompany transactions and to which the Company does not elect hedge treatment. All of the Company’s outstanding forward contracts were designated as hedging instruments as of March 30, 2013 and December 29, 2012.

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

All derivative instruments are recognized as either assets or liabilities at fair value in the condensed consolidated balance sheets. Forward contracts designated as cash flow hedges are recorded at fair value at each balance sheet date and the change in fair value is recorded to accumulated other comprehensive income (loss) within the equity section of the balance sheet until such forward contract’s gains (losses) become realized or the cash flow hedge relationship is terminated. If the cash flow hedge relationship is terminated, the derivative’s gains or losses that are deferred in accumulated other comprehensive income (loss) will be recognized in earnings when the hedged cash flows occur. However, for cash flow hedges that are terminated because the forecasted transaction is not expected to occur in the original specified time period, the derivative’s gains or losses are immediately recognized in earnings. There were no gains or losses reclassified into earnings as a result of the discontinuation of cash flow hedges in the First Quarter or Prior Year Quarter. Hedge accounting is discontinued if it is determined that the derivative is not highly effective. The Company records all cash flow hedge assets and liabilities on a gross basis as they do not meet the balance sheet netting criteria because the Company does not have master netting agreements established with the derivative counterparties that would allow for net settlement.

As of March 30, 2013, the Company had the following outstanding forward contracts that were entered into to hedge the future payments of intercompany inventory transactions (in thousands):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Euro	172,450	U.S. Dollar	225,318
British Pound	17,650	U.S. Dollar	27,688
Japanese Yen	2,083,700	U.S. Dollar	24,924
Canadian Dollar	22,680	U.S. Dollar	22,388
Mexican Peso	167,607	U.S. Dollar	12,850
Australian Dollar	10,350	U.S. Dollar	10,607

The effective portion of gains and losses on derivative instruments that was recognized in other comprehensive (loss) income, net of taxes during the First Quarter and the Prior Year Quarter is set forth below (in thousands):

Derivatives Designated as Cash Flow Hedges Under ASC 815	For the 13 Weeks Ended March 30, 2013	For the 13 Weeks Ended March 31, 2012
Foreign exchange forward contracts	$3,345	$(497)

Total gain (loss) recognized in other comprehensive income (loss)	$3,345	$(497)

The following table illustrates the effective portion of gains and losses on derivative instruments recorded in other comprehensive (loss) income, net of taxes during the term of the hedging relationship and reclassified into earnings during the First Quarter and Prior Year Quarter (in thousands):

Foreign Exchange Forward Contracts Under ASC 815	Condensed Consolidated Statements of Comprehensive Income Location		For the 13 Weeks Ended March 30, 2013	For the 13 Weeks Ended March 31, 2012
Cash flow hedging instruments	Other income-net	Total (loss) gain reclassified from other comprehensive (loss) income	$(46)	$852

The following table discloses the fair value amounts for the Company’s derivative instruments as separate asset and liability values, presents the fair value of derivative instruments on a gross basis, and identifies the line items in the condensed consolidated balance sheets in which the fair value amounts for these categories of derivative instruments are included (in thousands):

	Asset Derivatives				Liability Derivatives
	March 30, 2013		December 29, 2012		March 30, 2013		December 29, 2012
	Condensed				Condensed
Foreign Exchange Contracts Under	Consolidated Balance	Fair	Consolidated Balance Sheet	Fair	Consolidated Balance	Fair	Consolidated Balance Sheet	Fair
ASC 815	Sheet Location	Value	Location	Value	Sheet Location	Value	Location	Value
Cash flow hedging instruments	Prepaid expenses and other current assets	$7,614	Prepaid expenses and other current assets	$2,336	Accrued expenses- other	$1,706	Accrued expenses- other	$4,560
Cash flow hedging instruments	Intangible and other assets- net	1,064	Intangible and other assets- net	240	Other long-term liabilities	13	Other long-term liabilities	582
Total		$8,678		$2,576		$1,719		$5,142

At the end of the First Quarter, the Company had foreign exchange forward contracts with maturities extending through September 2014. The estimated net amount of the existing gains or losses at March 30, 2013 that is expected to be reclassified into earnings within the next twelve months is a gain of $3.6 million. See “Note 1—Financial Statement Policies” for additional disclosures on foreign currency hedging instruments.

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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 30, 2013 (in thousands):

	Fair Value at March 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
Investments in publicly traded equity securities	$56	$0	$0	$56
Forward contracts	0	8,678	0	8,678
Deferred compensation plan assets:
Investment in publicly traded mutual funds	3,256	0	0	3,256
Total	$3,312	$8,678	$0	$11,990
Liabilities:
Contingent consideration	$0	$0	$7,532	$7,532
Forward contracts	0	1,719	0	1,719
Total	$0	$1,719	$7,532	$9,251

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

The fair values of the Company’s securities available for sale and deferred compensation plan assets are based on quoted prices. The deferred compensation plan assets are recorded in intangible and other assets-net in the Company’s condensed consolidated balance sheets. The fair values of the Company’s forward contracts are based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates.

The Company has evaluated its short-term and long-term debt and believes, based on the interest rates, related terms and maturities, that the fair values of such instruments approximate their carrying amounts. As of March 30, 2013 and December 29, 2012, the carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated their fair values due to the short-term maturities of these accounts.

The fair value of the contingent consideration liability related to Fossil Spain is determined using Level 3 inputs. See “Note 2 — Acquisitions and Goodwill” for additional disclosure about the acquisition. The contingent consideration is based on Fossil Spain’s earnings during the three year period from December 31, 2013 to December 31, 2015. The contingent consideration for calendar years 2013 and 2014 will be paid each year within thirty days of calculation of the amount. The contingent consideration for calendar year 2015 will be paid upon the execution of the purchase agreement in 2016. The fair value of the contingent consideration was determined using present value techniques with forecasted future cash flows for Fossil Spain as the significant unobservable input. Future revenue growth based on management’s projections for calendar years 2013, 2014, and 2015 ranges from 3% to 10%. Operating expenses are projected to be approximately 28% of revenues for calendar years 2013, 2014, and 2015. A discount rate of 19% was used to calculate the present value of the contingent consideration. An increase in future cash flows may result in a higher estimated fair value of the contingent consideration liability. Alternatively, a decrease in future cash flows may result in a lower estimated fair value of the contingent consideration liability. Future changes in the estimated fair value of the contingent consideration liability, if any, will be reflected in earnings.

10. CONTROLLING AND NONCONTROLLING INTEREST

The following tables summarize the changes in equity attributable to controlling and noncontrolling interest (in thousands):

	Fossil, Inc.		Total
	Stockholders’	Noncontrolling	Stockholders’
	Equity	Interest	Equity
Balance at December 29, 2012	$1,233,535	$6,929	$1,240,464
Net income	72,186	1,794	73,980
Currency translation adjustments	(19,837)	0	(19,837)
Unrealized loss on securities available for sale	(71)	0	(71)
Forward contracts hedging intercompany foreign currency payments - change in fair values	3,391	0	3,391
Common stock issued upon exercise of stock options and stock appreciation rights	1,991	0	1,991
Tax benefit derived from stock-based compensation	4,082	0	4,082
Distribution of noncontrolling interest earnings	0	(4)	(4)
Acquisition of common stock	(61,188)	0	(61,188)
Stock-based compensation expense	2,546	0	2,546
Balance at March 30, 2013	$1,236,635	$8,719	$1,245,354

	Fossil, Inc.		Total
	Stockholders’	Noncontrolling	Stockholders’
	Equity	Interest	Equity
Balance at December 31, 2011	$1,105,929	$10,917	$1,116,846
Net income	58,140	2,932	61,072
Currency translation adjustments	10,071	0	10,071
Unrealized gain on securities available for sale	50	0	50
Forward contracts hedging intercompany foreign currency payments - change in fair values	(1,349)	0	(1,349)
Common stock issued upon exercise of stock options and stock appreciation rights	4,352	0	4,352
Tax benefit derived from stock-based compensation	9,901	0	9,901
Distribution of noncontrolling interest earnings	0	(3,786)	(3,786)
Acquisition of common stock	(67,878)	0	(67,878)
Stock-based compensation expense	3,144	0	3,144
Balance at March 31, 2012	$1,122,360	$10,063	$1,132,423

11. INTANGIBLE AND OTHER ASSETS

The following table summarizes intangible and other assets (in thousands):

		March 30, 2013		December 29, 2012
	Useful	Carrying	Accumulated	Carrying	Accumulated
	Lives	Amount	Amortization	Amount	Amortization
Intangibles-subject to amortization:
Trademarks	10 yrs.	$4,135	$2,476	$4,135	$2,400
Customer lists	5-10 yrs.	42,501	11,113	32,144	9,980
Patents	3-20 yrs.	2,273	951	2,273	815
Noncompete agreement	6 yrs.	1,881	314	1,895	237
Other	7-20 yrs.	254	193	258	194
Total intangibles-subject to amortization		51,044	15,047	40,705	13,626
Intangibles-not subject to amortization:
Trade names		83,631		83,647
Other assets:
Key money deposits		35,170	14,178	35,655	14,060
Other deposits		17,508		17,591
Deferred compensation plan assets		3,256		3,188
Deferred tax asset-net		6,492		6,536
Restricted cash		681		991
Shop-in-shop		11,651	5,671	11,396	5,297
Other		3,796	1	3,948	1
Total other assets		78,554	19,850	79,305	19,358
Total intangible and other assets		$213,229	$34,897	$203,657	$32,984
Total intangible and other assets-net			$178,332		$170,673

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

Amortization expense for intangible assets was approximately $1.3 million and $0.2 million for the First Quarter and Prior Year Quarter, respectively. Estimated aggregate future amortization expense by fiscal year for intangible assets is as follows (in thousands):

Amortization Expense
2013 (remaining)	$3,985
2014	5,065
2015	4,673
2016	4,535
2017	4,277
2018	$4,858

12. COMMITMENTS AND CONTINGENCIES

Litigation. The Company is occasionally subject to litigation or other legal proceedings in the normal course of its business. The Company does not believe that the outcome of any currently pending legal matters, individually or collectively, will have a material effect on the business or financial condition of the Company.

13. DEBT

Long term U.S.-Based Activity.  During the First Quarter, the Company had net borrowings of $75.0 million under its U.S. revolving line of credit (the “Revolver”), which was primarily used to repurchase shares of common stock under its repurchase programs.  As of March 30, 2013, the Company had $140.0 million outstanding and available borrowings of approximately $209.1 million under the Revolver. The Company incurred approximately $0.7 million of interest expense related to the Revolver during the First Quarter and no interest expense during the Prior Year Quarter as a result of having no outstanding borrowings under the Revolver. The Company was in compliance with all covenants in the Revolver as of March 30, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition and results of operations of Fossil, Inc. and its wholly and majority-owned subsidiaries for the thirteen week period ended March 30, 2013 (the “First Quarter”) as compared to the thirteen week period ended March 31, 2012 (the “Prior Year Quarter”). This discussion should be read in conjunction with the condensed consolidated financial statements and the related notes thereto.

General

We are a global design, marketing and distribution company that specializes in consumer fashion accessories. Our principal offerings include an extensive line of men’s and women’s fashion watches and jewelry, handbags, small leather goods, belts, sunglasses, soft accessories and clothing. In the watch and jewelry product categories, we have a diverse portfolio of globally recognized owned and licensed brand names under which our products are marketed. Our products are distributed globally through various distribution channels, including wholesale in countries where we have a physical presence, direct to the consumer through our retail stores and commercial websites and through third-party distributors in countries where we do not maintain a physical presence. Our products are offered at varying price points to meet the needs of our customers, whether they are value-conscious or luxury oriented. Based on our extensive range of accessory products, brands, distribution channels and price points, we are able to target style-conscious consumers across a wide age spectrum on a global basis.

Domestically, we sell our products through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, Company-owned retail and outlet stores, mass market stores, and through our FOSSIL catalogs and website. Our wholesale customer base includes, among others, Dillard’s, JCPenney, Kohl’s, Macy’s, Neiman Marcus, Nordstrom, Saks Fifth Avenue, Target and Wal-Mart. In the United States, our network of Company-owned stores included 129 retail stores located in premier retail sites and 95 outlet stores located in major outlet malls as of March 30, 2013. In addition, we offer an extensive collection of our FOSSIL brand products through our catalogs and on our website, www.fossil.com, as well as proprietary and licensed watch and jewelry brands through other managed and affiliate websites.

Internationally, our products are sold to department stores, specialty retail stores and specialty watch and jewelry stores in approximately 130 countries worldwide through 25 Company-owned foreign sales subsidiaries and through a network of over 60 independent distributors. Our products are offered on airlines and cruise ships and in international Company-owned retail stores.  Internationally, our network of Company-owned stores included 188 retail stores and 65 outlet stores in select international markets as of March 30, 2013. Our products are also sold through licensed and franchised FOSSIL retail stores, retail concessions operated by us and kiosks in certain international markets, as well as our websites in certain countries.

Our business is subject to economic cycles and retail industry conditions. Purchases of discretionary fashion accessories, such as our watches, handbags, sunglasses and other products, tend to decline during recessionary periods when disposable income is low and consumers are hesitant to use available credit. If economic conditions worsen or if the global or regional economies slip back into a recession, our revenues and earnings for fiscal year 2013 or beyond could be negatively impacted.

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

For a more complete discussion of the risks facing our business, see “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods reported. On an on-going basis, we evaluate our estimates and judgments, including those related to product returns, bad debt, inventories, long-lived asset impairment, impairment of goodwill and trade names, income taxes, warranty costs, hedge accounting, litigation reserves and stock-based compensation. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Our estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no changes to the critical accounting policies disclosed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

Recently Issued Accounting Standards

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”).  ASU 2013-05 addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity.  The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice.  The guidance in ASU 2013-05 will become effective for us for annual and interim periods beginning after December 15, 2013. We will apply the guidance prospectively to any derecognition events that may occur after the effective date, and we do not expect the adoption of ASU 2013-05 to have a material impact on our condensed consolidated results of operations or financial position.

In February 2013, the FASB issued ASU 2013-04, Liabilities (Topic 405): Obligations Resulting From Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date (“ASU 2013-04”). The update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed as of the reporting date. The amount is equal to the sum of the obligation the entity agreed to pay among its co-obligors and any additional amount the entity expects to pay on behalf of its co-obligors. ASU 2013-04 will become effective for us for annual and interim periods beginning after December 15, 2013 and is required to be applied retrospectively to all prior periods presented for obligations that existed upon adoption of ASU 2013-04. We do not expect the adoption of ASU 2013-04 to have a material impact our condensed consolidated results of operations or financial position.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”), to address certain comparability issues between financial statements prepared in accordance with GAAP and those prepared in accordance with International Financial Reporting Standards.  In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”), which clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11.  ASU 2011-11 will require an entity to provide enhanced disclosures about certain financial instruments and derivatives, as defined in ASU 2013-01, to enable users to understand the effects of offsetting in the financial statements as well as the effects of master netting arrangements on an entity’s financial condition.  The amendments in ASU 2011-11 and ASU 2013-01 are effective for annual and interim reporting periods beginning on or after January 1, 2013, with respective disclosures required for all comparative periods presented.  We do not expect the adoption of ASU 2011-11 and ASU 2013-01 to have a material impact on our condensed consolidated results of operations or financial position.

Recently Adopted Accounting Standards

In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). The amendments in this update permit an entity to make a qualitative assessment to determine if it is more likely than not that an indefinite-lived intangible asset other than goodwill is impaired. If an entity concludes that it is more likely than not that the fair value of an indefinite-lived intangible asset other than goodwill is less than its carrying amount, it is required to perform the quantitative impairment test for that asset. This ASU aligns the guidance of impairment testing for indefinite-lived intangible assets other than goodwill with that in ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). The guidance in ASU 2012-02 was effective for us beginning December 30, 2012 and did not have a material impact on our condensed consolidated results of operations or financial position.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”).  FASB issued ASU 2013-02 to improve the transparency of changes in other comprehensive income (“OCI”) and items reclassified out of accumulated other comprehensive income (“AOCI”) in financial statements.  ASU 2013-12 requires an entity to provide information about amounts reclassified out of AOCI by component.  In addition, an entity must present either on the face of the income statement or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income.  See “Note 6-Stockholders’ Equity and Benefit Plans” for additional disclosures about our OCI.  The guidance in ASU 2013-02 became effective for us on December 30, 2012 and did not have a material impact on our condensed consolidated results of operations or financial position.

Results of Operations

The following tables set forth, for the periods indicated, (i) the percentages of our net sales represented by certain line items from our condensed consolidated statements of comprehensive income and (ii) the percentage changes in these line items between the periods indicated.

	Percentage of Net Sales		Percentage
	For the 13 Weeks Ended		Change from
	March 30, 2013	March 31, 2012	2012

Net sales	100.0%	100.0%	15.5%
Cost of sales	44.4	44.2	16.1
Gross profit	55.6	55.8	15.0
Operating expenses:
Selling and distribution	29.8	30.7	12.0
General and administrative	11.9	11.0	25.2
Operating income	13.9	14.1	13.8
Interest expense	0.2	0.2	*
Other income-net	1.4	0.4	*
Income before income taxes	15.1	14.3	21.6
Provision for income taxes	4.2	3.9	22.8
Net income	10.9	10.4	21.1
Net income attributable to noncontrolling interest	0.3	0.5	(38.8)
Net income attributable to Fossil, Inc.	10.6%	9.9%	24.2%

* Not meaningful

Net Sales. The following tables set forth consolidated net sales by segment and the percentage relationship of each segment to consolidated net sales for the periods indicated (in millions, except percentage data):

	Amounts		Percentage of Total
	For the 13 Weeks Ended		For the 13 Weeks Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Wholesale:
North America	$255.2	$225.0	37.5%	38.2%
Europe	173.9	152.9	25.6	25.9
Asia Pacific	86.8	76.7	12.7	13.0
Total wholesale	515.9	454.6	75.8	77.1
Direct to consumer	165.0	134.9	24.2	22.9
Consolidated	$680.9	$589.5	100.0%	100.0%

The following table illustrates by factor the total year-over-year percentage change in net sales by segment and on a consolidated basis:

Analysis of Percentage Change in Net Sales during the First Quarter Versus Prior Year Quarter

Attributable to Changes in the Following Factors

	Exchange Rates	Acquisitions	Organic Change	Total Change
North America wholesale	0.1%	4.0%	9.3%	13.4%
Europe wholesale	0.2	11.2	2.3	13.7
Asia Pacific wholesale	(2.1)	4.1	11.2	13.2
Direct to consumer	(0.4)	2.4	20.3	22.3
Consolidated	(0.2)%	5.5%	10.2%	15.5%

The following net sales discussion excludes the impact on sales growth attributable to foreign currency exchange rate changes as noted in the above table.

Consolidated Net Sales.    Net sales rose 15.7% as a result of double-digit sales growth across each of our wholesale and retail operations in comparison to the Prior Year Quarter.  Our acquisition of Skagen Designs, Ltd. and certain of its international affiliates (“Skagen”) on April 2, 2012 contributed $29.1 million towards overall sales during the First Quarter.  On an organic basis, excluding sales related to acquisitions, worldwide net sales increased 10.2% for the First Quarter.  Global watch sales were the key driver, increasing 15.6%, or $65.4 million, while jewelry sales increased 5.4%, or $2.1 million.  These sales gains were partially offset by sales decreases in eyewear of 35.7%, or $4.8 million, and leathers of 1.3%, or $1.3 million.  The decrease in eyewear was primarily a result of our repositioning of the FOSSIL branded products in this category, while the decrease in leathers was the result of decreased sell through rates at retail.

North America Wholesale Net Sales. Net sales from the North America wholesale segment increased 13.3%, or $29.8 million, during the First Quarter in comparison to the Prior Year Quarter.  North America sales were negatively impacted by approximately $10 million as a result of the misalignment of our fiscal calendar with the National Retail Federation (“NRF”) calendar, on which many of our customers operate.  The NRF calendar included an extra week in January 2013 as compared to our fiscal calendar.  The extra week on our fiscal calendar will take place in January 2014, leaving every month in this fiscal year misaligned.  Accordingly, our fiscal calendar will not re-align with the NRF calendar until January 2014.  Additionally, sales were favorably impacted by a timing shift of approximately $15 million from the second quarter of fiscal 2013 into the First Quarter.  We believe this favorable shift was largely attributable to the early timing of Easter in the current fiscal year as compared to the prior fiscal year.  North America sales growth was primarily driven by a 22.9%, or $37.0 million, increase in watch sales, including $9.9 million of sales related to SKAGEN branded products during the First Quarter.  These sales gains were partially offset by decreases in our leathers and eyewear categories of 6.3%, or $2.9 million, and 35.1%, or $2.3 million, respectively.  The decrease in leather product sales was primarily attributable to decreased sell through rates in our women’s handbags category.  The First Quarter was also negatively impacted by the discontinuation of our footwear business.  U.S. shipments increased 12.9%, or $25.8 million, while shipments from our Canadian and Mexican subsidiaries increased 16.5% and 35.3%, respectively, during the First Quarter as compared to the Prior Year Quarter.

Europe Wholesale Net Sales.  Europe wholesale net sales rose 13.5%, or $20.5 million, including a $12.8 million contribution from sales of SKAGEN branded products during the First Quarter in comparison to the Prior Year Quarter.  Growth in our watch category made the most significant contribution, increasing 22.1%, or $24.1 million.  Sales to third party distributors favorably impacted the First Quarter, increasing 18.2%, or $5.7 million, as compared to the Prior Year Quarter as a result of increased sell-through rates.  These sales gains were partially offset by decreases in the eyewear and leathers categories of 61.0%, or $2.7 million, and 18.6%, or $2.5 million, respectively.  The decrease in eyewear was largely due to door reduction, while the decrease in leathers was primarily attributable to decreased sell-through rates at retail.

Asia Pacific Wholesale Net Sales.  Asia Pacific wholesale net sales rose 15.3%, or $11.7 million, during the First Quarter in comparison to the Prior Year Quarter.  The growth was primarily driven by our watch category and included $3.1 million of SKAGEN branded products. At the end of the First Quarter, we operated 281 concession locations in Asia with a net 11 new concessions opened during the First Quarter.  For the First Quarter, concession sales increased by 26.1% with comp sales growing 4.0% in comparison to the Prior Year Quarter.

Direct to Consumer Net Sales.  Direct to consumer net sales for the First Quarter increased by 22.7%, or $30.7 million, in comparison to the Prior Year Quarter, primarily the result of square footage growth of 24.2% and comparable store sales increases of 4.3%.  The comparable store sales gain represents the 20th consecutive quarter of positive comparable store sales increases and comes on top of comparable store sales gains of 7.7% and 21.3% in the first quarter of fiscal 2012 and 2011, respectively.

Global outlet comparable store sales increased 2.1% for the First Quarter in comparison to the Prior Year Quarter.

The following table sets forth the number of stores by brand and concept as of March 30, 2013 and March 31, 2012:

	March 30, 2013			March 31, 2012
	North America	Outside of North America	Total	North America	Outside of North America	Total
FOSSIL accessory stores	105	145	250	102	145	247

FOSSIL outlet stores	77	47	124	65	27	92
Watch Station International outlet stores	22	14	36	10	3	13
Outlet stores	99	61	160	75	30	105

FOSSIL clothing stores	31	2	33	29	4	33

Full-price Watch Station International	4	8	12	2	4	6
Other full-price multi-brand	0	9	9	0	7	7
Full-price multi-brand	4	17	21	2	11	13

SKAGEN branded	5	8	13	0	0	0

Total Stores	244	233	477	208	190	398

During the First Quarter, we opened 11 new stores and closed 7 stores. The 11 new stores opened included four accessory stores, three Watch Station International stores, one multi-brand store, two Fossil outlet stores, and one Watch Station International outlet store. For fiscal year 2013, we anticipate opening approximately 70-75 net new retail stores globally, with a focus on outlet and accessory stores.

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

Gross Profit. Gross profit of $378.5 million in the First Quarter increased 15.0% in comparison to $329.0 million in the Prior Year Quarter.  The increase was a result of increased net sales partially offset by a 20 basis point reduction in gross profit margin to 55.6% compared to 55.8% in the Prior Year Quarter.  Foreign currency exchange rate changes negatively impacted gross profit margin by approximately 20 basis points during the First Quarter.  Additionally, gross profit margin was unfavorably impacted by a higher percentage of lower margin sales to third party distributors.  Partially offsetting these negative influences on gross profit margin were improved margins in Company-owned full price retail stores and an increase in the sales mix of higher margin watch products and Direct to consumer sales in comparison to the Prior Year Quarter.

Operating Expenses. Total operating expenses increased by $38.0 million and, as a percentage of net sales, remained flat at 41.7% in the First Quarter as compared to the Prior Year Quarter.  The translation of foreign-based expenses in the First Quarter decreased operating expenses by approximately $2.6 million as a result of the stronger U.S. dollar.  Total operating expenses increased from the Prior Year Quarter due to the expansion of our retail store and concession base, infrastructure investments to support growth in the Asia Pacific region and global initiatives, as well as the impact of newly acquired businesses.

The following tables set forth operating expenses on a segment basis and the relative percentage of operating expenses to net sales for each segment for the periods indicated (in millions, except for percentage data):

	For the 13 Weeks Ended March 30, 2013		For the 13 Weeks Ended March 31, 2012
	Operating Expense	% of Net Sales	Operating Expense	% of Net Sales
North America wholesale	$48.7	19.1%	$41.7	18.5%
Europe wholesale	56.0	32.2	47.2	30.9
Asia Pacific wholesale	42.0	48.4	38.9	50.7
Direct to consumer	98.3	59.6	83.1	61.6
Corporate	39.2		35.2
Total	$284.2	41.7%	$246.1	41.7%

Operating Income.  Operating income increased $11.5 million, or 13.8% in the First Quarter compared to the Prior Year Quarter.  As a percentage of net sales, operating income decreased to 13.9% of net sales in the First Quarter compared to 14.1% of net sales in the Prior Year Quarter.  During the First Quarter, operating income was favorably impacted by approximately $0.2 million as a result of the translation of foreign-based sales and expenses into U.S. dollars.

Other Income-Net.  Other income-net increased favorably by $7.2 million in comparison to the Prior Year Quarter.  This increase was primarily driven by (i) a $6.4 million non-cash, mark-to-market valuation gain related to our future acquisition of the remaining 50% of Fossil, S.L., our Spanish joint venture, owned by General De Relojeria, S.A. and (ii) increased net gains on foreign currency contracts and account balances as compared to the Prior Year Quarter.

Provision For Income Taxes. Our income tax expense for the First Quarter was $28.9 million, resulting in an effective income tax rate of 28.1%.  The First Quarter income tax expense was favorably impacted by the recognition of previously unrecognized income tax benefits in connection with the settlement of prior year income tax audits.  For the Prior Year Quarter, income tax expense was $23.5 million, resulting in an effective income tax rate of 27.8%.  The Prior Year Quarter income tax expense was favorably impacted by various discrete items and management’s decision to indefinitely reinvest the undistributed earnings of certain foreign subsidiaries.

Net Income Attributable to Noncontrolling Interest. Net income attributable to noncontrolling interest, which represents the minority interest portion of subsidiaries in which we own less than 100%, decreased $1.1 million for the First Quarter as compared to the Prior Year Quarter. This decrease was primarily a result of our acquiring the remaining noncontrolling interests of our Mexico subsidiaries and decreased net income related to our less than 100% owned watch assembly facilities.

Net Income Attributable to Fossil, Inc. First Quarter net income attributable to Fossil, Inc. increased by 24.2% to $72.2 million, or $1.21 per diluted share, in comparison to $58.1 million, or $0.93 per diluted share, in the Prior Year Quarter. The First Quarter results included a $6.4 million non-cash, non-operating gain, which benefitted earnings by $0.11 per diluted share, related to our future acquisition of the remaining 50% of our Spanish joint venture.  Additionally, net income attributable to Fossil, Inc. for the First Quarter included net foreign currency gains of $0.02 per diluted share, and a $0.05 per diluted share benefit as a result of a 4.3% lower outstanding share count due to common stock repurchases under our ongoing stock repurchase program.

Liquidity and Capital Resources

Historically, our business operations have not required substantial cash during the first several months of our fiscal year. Generally, starting in the third quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our quarterly cash requirements are also impacted by the number of new stores we open, other capital expenditures and the amount of any discretionary stock repurchases we make. Our cash and cash equivalents balance at the end of the First Quarter was $241.4 million, including $185.4 million held in banks outside the U.S., in comparison to $260.5 million at the end of the Prior Year Quarter and $177.2 million at the end of fiscal year 2012.

Net cash provided by operating activities and financing activities of $85.9 million and $20.3 million, respectively, was partially offset by net cash used by investing activities of $34.9 million. Excluding non-cash activities of $14.9 million, net cash provided by operating activities during the First Quarter consisted primarily of net income of $74.0 million, partially offset by uses of cash related to increases in working capital of $3.0 million. Net cash used in investing activities during the First Quarter was primarily driven by $19.5 million related to capital expenditures and $15.2 million used for business acquisitions, net of cash acquired. During the First Quarter, net cash provided by financing activities was principally comprised of $75.4 million of net debt borrowings, partially offset by $61.2 million of common stock acquisitions.

Net borrowings on notes payable primarily consisted of draws and repayments made under our revolving credit facility.

Accounts receivable increased by 22.2% to $272.9 million at the end of the First Quarter compared to $223.3 million at the end of the Prior Year Quarter, primarily as a result of increased wholesale sales and acquisitions. Excluding acquisitions, days sales outstanding for our wholesale segments for the First Quarter moderately improved.

Inventory at the end of the First Quarter was $520.3 million, representing an increase of 1.6% from the Prior Year Quarter inventory balance of $512.1 million.  Our inventory growth was driven by investments in components to preserve production flow, the addition of Skagen, Fossil Spain, and Bentrani Watches, LLC, as well as new store growth.

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

During the First Quarter, we repurchased 0.4 million shares under the $750 million repurchase program at a cost of $38.6 million, which completed the $750 million repurchase program. During the First Quarter, we also repurchased 0.2 million shares under the $1 billion repurchase program at a cost of $18.0 million. During the Prior Year Quarter, we repurchased approximately 0.6 million shares of common stock under the $750 million repurchase program at a cost of $59.3 million. We did not make any repurchases under the $30 million plan during the First Quarter or the Prior Year Quarter. We effectively retired 0.6 million shares of the common stock repurchased under our repurchase programs during the First Quarter. We account for the retirements by allocating the repurchase price, which is based upon the equity contribution associated with historical issuances, to common stock, additional paid-in capital and retained earnings. The effective retirement of common stock repurchased during the First Quarter decreased common stock by $6,000, additional paid-in capital by $2.0 million, retained earnings by $54.6 million and treasury stock by $56.5 million. We effectively retired 6.8 million shares of our common stock during the Prior Year Quarter that were repurchased under our repurchase programs during our 2012, 2011 and 2010 fiscal years. The effective retirement of common stock repurchased during the Prior Year Quarter decreased common stock by $68,000, additional paid-in capital by $28.5 million, retained earnings by $481.4 million and treasury stock by $510.0 million. At December 29, 2012 and March 30, 2013, all treasury stock had been effectively retired. As of March 30, 2013, we had $1.0 billion of repurchase authorizations remaining under the combined purchase plans.

At the end of the First Quarter, we had working capital of $833.3 million compared to working capital of $860.6 million at the end of the Prior Year Quarter. Additionally, at the end of the First Quarter, we had approximately $1.6 million of outstanding short-term borrowings and $151.1 million in long-term debt.

On December 17, 2010, we and certain of our subsidiaries entered into a three year Credit Agreement (the “Credit Agreement”) with (i) Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, swingline lender and issuing lender, (ii) Wells Fargo Securities, LLC, as sole lead arranger and sole book manager and (iii) Bank of America, N.A., as lender. The Credit Agreement provides for revolving credit loans in the amount of $300 million (the “Revolver”), a swingline loan of $20 million, and letters of credit. On April 2, 2012, in connection with the Skagen acquisition, the Credit Agreement was amended to, among other things, (i) increase the aggregate commitment of the lenders under the Revolver from $300 million to $350 million, (ii) provide for an uncommitted $50 million incremental revolving credit commitment and (iii) extend the maturity date from December 17, 2013 to December 17, 2014. Amounts outstanding under the Revolver bear interest at our option of (i) the base rate (defined as the higher of (a) the prime rate publicly announced by Wells Fargo (3.25% at the end of the First Quarter), (b) the federal funds rate plus 1.50% and (c) the London Interbank Offer Rate (“LIBOR”) (0.22% at the end of the First Quarter) plus 1.50%) plus the base rate applicable margin (which varies based upon our consolidated leverage ratio (the “Ratio”) from 0.25% if the Ratio is less than 1.00 to 1.00, to 1.00% if the Ratio is greater than or equal to 2.00 to 1.00) or (ii) the LIBOR rate (defined as the quotient obtained by dividing (a) LIBOR by (b) 1.00 minus the Eurodollar reserve percentage) plus the LIBOR rate applicable margin (which varies based upon the Ratio from 1.25% if the Ratio is less than 1.00 to 1.00, to 2.00% if the Ratio is greater than or equal to 2.00 to 1.00). We had $0.9 million of outstanding standby letters of credit at March 30, 2013 that reduced amounts available under the Revolver. During the First Quarter, we borrowed $217.7 million under the Revolver at an average rate of 1.5% and repaid $142.7 million. These borrowings were mainly used to fund common stock acquisitions in the First Quarter. As of March 30, 2013, we had $140 million outstanding under the Revolver. At the end of the prior fiscal year, we had $65 million outstanding under the Revolver.

At the end of the First Quarter, excluding long-term capital lease obligations of $6.0 million, we had outstanding short-term and long-term borrowings of $0.1 million and $3.6 million, respectively, related to our wholly-owned subsidiary, Fossil Group Europe, Gmbh, in the form of a term note. This note requires Fossil Group Europe, Gmbh to submit an annual balance sheet and income statement and is secured by our building in Basel, Switzerland. This note has a variable interest rate (2.0% at the end of the First Quarter) and interest payments due quarterly. This note requires minimum principal payments of 100,000 Swiss Francs (approximately $105,000 at the end of the First Quarter) each year, has no stated maturity and has no penalties for early termination.

During fiscal 2012, we assumed a 500,000 Swiss Franc short-term note payable (the “STP Note”) with Eastime Limited, as lender. The STP Note has a fixed interest rate of 2% with interest due annually and expired on March 31, 2013. We expect to receive an extension of the maturity date of the STP Note.  At March 30, 2013 Swiss Franc-based borrowings, in U.S. dollars, under the STP Note were approximately $0.5 million.

On October 31, 2012, Swiss Technology Components AG (“STC”), our wholly-owned subsidiary, entered into a 1.1 million Swiss Franc note payable (the “STC Note”) with New Civilization Limited, as lender. The STC Note has a fixed interest rate of 3% with interest due annually. The STC Note matures on October 31, 2013.  STC is currently in discussions with the lender to extend the maturity date. During the First Quarter, STC borrowed an additional 0.4 million Swiss Francs under the STC Note, approximately $0.4 million as of March 30, 2013. At March 30, 2013, Swiss Franc-based borrowings, in U.S. dollars, under the STC Note were approximately $1.6 million.

At March 30, 2013, we were in compliance with all material debt covenants related to all of our credit agreements.  For the remainder of fiscal year 2013, we expect total capital expenditures to be in a range of $95 million to $105 million.  These capital expenditures will be primarily related to global retail store expansion and renovation and investment in technological infrastructure. We believe that cash flows from operations combined with existing cash on hand and amounts available under the Revolver will be sufficient to fund our working capital needs, common stock repurchases and planned capital expenditures for the next twelve months.

Contractual Obligations

There were no material changes to our contractual obligations set forth in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at March 30, 2013.

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

In addition to the factors listed above, our actual results may differ materially due to the other risks and uncertainties discussed in this Quarterly Report on Form 10-Q and the risks and uncertainties set forth in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012. Accordingly, readers of this Quarterly Report on Form 10-Q should consider these facts in evaluating the information and are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Item 3.                                  Quantitative and Qualitative Disclosures About Market Risk

As a multinational enterprise, we are exposed to changes in foreign currency exchange rates. Our most significant foreign currency risks relate to the Euro, and to a lesser extent, the British Pound, Japanese Yen, Canadian Dollar, Mexican Peso and Australian Dollar as compared to the U.S. dollar. Due to our vertical nature whereby a significant portion of goods are sourced from our owned facilities, the foreign currency risks relate primarily to the necessary current settlement of intercompany inventory transactions. We employ a variety of operating practices to manage these market risks relative to foreign currency exchange rate changes and, where deemed appropriate, utilize forward contracts. These operating practices include, among others, our ability to convert foreign currency into U.S. dollars at spot rates and to maintain U.S. dollar pricing relative to sales of our products to certain distributors located outside the U.S. The use of foreign exchange forward contracts allows us to offset exposure to rate fluctuations because the gains or losses incurred on the derivative instruments will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. We use derivative instruments only for risk management purposes and do not use them for speculation or for trading. There were no significant changes in how we managed foreign currency transactional exposure in the First Quarter and management does not anticipate any significant changes in such exposures or in the strategies we employ to manage such exposure in the near future.

At March 30, 2013, the following table reflects the outstanding foreign exchange contracts and their expiration dates (in millions).

Functional Currency		Contract Currency		Expiring
Type	Amount	Type	Amount	Through
Euro	172,450	U.S. Dollar	225,318	September 2014
British Pound	17,650	U.S. Dollar	27,688	September 2014
Japanese Yen	2,083,700	U.S. Dollar	24,924	September 2014
Canadian Dollar	22,680	U.S. Dollar	22,388	September 2014
Mexican Peso	167,607	U.S. Dollar	12,850	December 2013
Australian Dollar	10,350	U.S. Dollar	10,607	December 2013

If we were to settle our Euro, British Pound, Japanese Yen, Australian Dollar, Mexican Peso and Canadian Dollar based contracts at March 30, 2013, the net result would have been a net gain of approximately $4.4 million, net of taxes.  At the end of the First Quarter, a 10% unfavorable change in the U.S. dollar strengthening against foreign currencies to which we have balance sheet transactional exposures, would have decreased net pre-tax income by $4.5 million. The translation of the balance sheets of our foreign-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. At the end of the First Quarter, a 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would have reduced consolidated stockholders’ equity by approximately $65.7 million. In our view, these hypothetical losses resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position, results of operations or cash flows.

Item 4.                                  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective at the reasonable assurance level as of March 30, 2013.

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

Item 1A. Risk Factors

There were no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows our common stock repurchases based on settlement date for the fiscal quarter ended March 30, 2013:

			Total Number of Shares	Approximate Dollar Value of Shares
	Total Number	Average	Purchased as Part of	that May Yet Be
	of Shares	Price Paid per	Publicly	Purchased
Period	Purchased (1)	Share	Announced Plans	Under the Plans (2)
December 30, 2012 - January 26, 2013	198,512	97.37	196,813	1,049,399,269
January 27, 2013 - February 23, 2013	103,800	105.16	103,800	1,038,483,870
February 24, 2013 - March 30, 2013	279,988	102.64	258,721	1,012,007,955
Total	582,300		559,334

(1)                  During the First Quarter, 22,966 shares of repurchased common stock were acquired from grantees in connection with income tax withholding obligations arising from vesting of restricted stock grants.  These shares were not part of our publicly announced program to repurchase shares of common stock.

(2)                  On August 10, 2010, we announced a common stock repurchase program pursuant to which up to $30 million could be used to repurchase outstanding shares of our common stock. The $30 million repurchase program has no termination date.  On August 30, 2010, we announced a common stock repurchase program pursuant to which up to $750 million could be used to repurchase outstanding shares of our common stock. The $750 million repurchase program was completed during the First Quarter.  On December 2012, we announced a common stock repurchase program pursuant to which up to $1 billion could be used to repurchase outstanding shares of our common stock. The $1 billion repurchase program has a termination date in December 2016.  During the First Quarter, l77,000 shares were repurchased pursuant to the $1 billion plan.

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

101.INS(2)	XBRL Instance Document.

101.SCH(2)	XBRL Taxonomy Extension Schema Document.

101.DEF(2)	XBRL Taxonomy Extension Definition Link Document.

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase Document.

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

FOSSIL, INC.

May 9, 2013	/S/ DENNIS R. SECOR
Dennis R. Secor
Executive Vice President, Chief Financial Officer and Treasurer (Principal financial and accounting officer duly authorized to sign on behalf of the Registrant)

EXHIBIT INDEX

Exhibit Number	Document Description

3.1	Third Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 25, 2010).

3.2	Third Amended and Restated Bylaws of Fossil, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on May 25, 2010).

31.1(1)	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(2)	XBRL Instance Document.

101.SCH(2)	XBRL Taxonomy Extension Schema Document.

101.DEF(2)	XBRL Taxonomy Extension Definition Link Document.

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase Document.

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