Form 10-Q
period 2013-06-29
Fossil Group, Inc.
filed 2013-08-08
CIK 883569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 29, 2013

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 000-19848

FOSSIL GROUP, INC.

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

The number of shares of the registrant’s common stock outstanding as of August 2, 2013: 56,468,636.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

FOSSIL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

IN THOUSANDS

	June 29, 2013	December 29, 2012

Assets
Current assets:
Cash and cash equivalents	$313,308	$177,236
Securities available for sale	44	127
Accounts receivable - net of allowances of $66,032 and $82,362, respectively	257,668	363,456
Inventories	582,114	506,314
Deferred income tax assets-net	30,868	34,238
Prepaid expenses and other current assets	90,312	62,741
Total current assets	1,274,314	1,144,112

Investments	24	6,965
Property, plant and equipment - net of accumulated depreciation of $283,271 and $262,041, respectively	334,460	335,446
Goodwill	202,205	184,793
Intangible and other assets-net	178,364	170,673
Total long-term assets	715,053	697,877
Total assets	$1,989,367	$1,841,989

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$144,661	$149,561
Short-term debt	1,567	2,794
Accrued expenses:
Compensation	60,407	55,563
Royalties	34,663	53,547
Co-op advertising	15,440	24,500
Transaction taxes	16,762	27,973
Other	57,214	61,575
Income taxes payable	19,166	31,265
Total current liabilities	349,880	406,778

Long-term income taxes payable	10,600	8,662
Deferred income tax liabilities	85,430	79,756
Long-term debt	339,434	75,140
Other long-term liabilities	49,958	31,189
Total long-term liabilities	485,422	194,747
Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock, 57,638 and 59,631 shares issued at June 29, 2013 and December 29, 2012, respectively	576	596
Additional paid-in capital	145,167	138,097
Retained earnings	984,768	1,066,082
Accumulated other comprehensive income	16,814	28,760
Total Fossil Group, Inc. stockholders’ equity	1,147,325	1,233,535
Noncontrolling interest	6,740	6,929
Total stockholders’ equity	1,154,065	1,240,464
Total liabilities and stockholders’ equity	$1,989,367	$1,841,989

See notes to the condensed consolidated financial statements.

FOSSIL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED

IN THOUSANDS, EXCEPT PER SHARE DATA

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales	$706,249	$636,104	$1,387,148	$1,225,638
Cost of sales	297,348	279,743	599,776	540,297
Gross profit	408,901	356,361	787,372	685,341

Operating expenses:
Selling and distribution	217,463	196,265	420,652	377,703
General and administrative	84,490	71,999	165,451	136,680
Total operating expenses	301,953	268,264	586,103	514,383

Operating income	106,948	88,097	201,269	170,958
Interest expense	1,749	1,429	2,979	2,243
Other (expense) income-net	(961)	1,425	8,823	3,974

Income before income taxes	104,238	88,093	207,113	172,689
Provision for income taxes	33,829	27,705	62,723	51,229

Net income	70,409	60,388	144,390	121,460
Less: Net income attributable to noncontrolling interest	2,696	3,050	4,490	5,982
Net income attributable to Fossil Group, Inc.	$67,713	$57,338	$139,900	$115,478

Other comprehensive income (loss), net of taxes:
Currency translation adjustment	$2,984	$(15,681)	$(16,853)	$(5,610)
Unrealized (loss) gain on securities available for sale	(12)	(21)	(83)	29
Forward contracts hedging intercompany foreign currency payments-change in fair values	1,599	2,257	4,990	908
Total other comprehensive income (loss)	4,571	(13,445)	(11,946)	(4,673)

Total comprehensive income	74,980	46,943	132,444	116,787
Less: Comprehensive income attributable to noncontrolling interest	2,696	3,050	4,490	5,982
Comprehensive income attributable to Fossil Group, Inc.	$72,284	$43,893	$127,954	$110,805

Earnings per share:
Basic	$1.16	$0.93	$2.37	$1.87
Diluted	$1.15	$0.92	$2.36	$1.86
Weighted average common shares outstanding:
Basic	58,600	61,669	58,997	61,741
Diluted	58,890	62,092	59,335	62,250

See notes to the condensed consolidated financial statements.

FOSSIL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

IN THOUSANDS

	For the 26 Weeks Ended
	June 29, 2013	June 30, 2012
Operating Activities:
Net income	$144,390	$121,460
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	38,669	30,279
Stock-based compensation	6,968	7,832
Decrease in allowance for returns-net of inventory in transit	(4,581)	(1,726)
(Gain) loss on disposal of assets	(272)	802
Impairment losses	0	256
Equity in income of joint venture	0	(565)
Gain on equity method investment	(6,510)	0
Decrease in allowance for doubtful accounts	(6,568)	(3,087)
Excess tax benefits from stock-based compensation	(6,204)	(10,080)
Deferred income taxes and other	7,035	4,233
Contingent consideration revaluation	0	(4,382)
Changes in operating assets and liabilities:
Accounts receivable	123,256	99,950
Inventories	(76,865)	(20,745)
Prepaid expenses and other current assets	(23,082)	(3,729)
Accounts payable	(839)	(41,902)
Accrued expenses	(33,315)	(58,587)
Income taxes payable	(3,380)	16,379
Net cash provided by operating activities	158,702	136,388
Investing Activities:
Additions to property, plant and equipment	(42,959)	(30,147)
Increase in intangible and other assets	(5,122)	(4,695)
Proceeds from the sale of property, plant, equipment and other	1,972	0
Net change in restricted cash	398	597
Business acquisitions-net of cash acquired	(14,896)	(229,142)
Net cash used in investing activities	(60,607)	(263,387)
Financing Activities:
Acquisition of common stock	(231,870)	(127,032)
Distribution of noncontrolling interest earnings	(4,679)	(4,096)
Excess tax benefits from stock-based compensation	6,204	10,080
Debt borrowings	676,500	217,899
Debt payments	(411,748)	(124,357)
Proceeds from exercise of stock options	4,534	4,420
Net cash provided by (used in) financing activities	38,941	(23,086)
Effect of exchange rate changes on cash and cash equivalents	(964)	1,423
Net increase (decrease) in cash and cash equivalents	136,072	(148,662)
Cash and cash equivalents:
Beginning of period	177,236	287,498
End of period	$313,308	$138,836

See notes to the condensed consolidated financial statements.

FOSSIL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1. FINANCIAL STATEMENT POLICIES

Basis of Presentation. On May 22, 2013, the company changed its corporate name from “Fossil, Inc.” to “Fossil Group, Inc.” The condensed consolidated financial statements include the accounts of Fossil Group, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of June 29, 2013, and the results of operations for the thirteen week periods ended June 29, 2013 (“Second Quarter”) and June 30, 2012 (“Prior Year Quarter”), respectively, and the twenty-six week periods ended June 29, 2013 (“Year To Date Period”) and June 30, 2012 (“Prior Year YTD Period”), respectively. All adjustments are of a normal, recurring nature.

These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K filed by the Company pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the fiscal year ended December 29, 2012 (the “2012 Form 10-K”). Operating results for the Second Quarter and Year To Date Period are not necessarily indicative of the results to be achieved for the full fiscal year.

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

Foreign Currency Hedging Instruments. The Company’s foreign subsidiaries periodically enter into foreign exchange forward contracts to hedge the future payment of intercompany inventory transactions denominated in U.S. dollars. If the Company’s foreign subsidiaries were to settle their contracts designated as cash flow hedges that were denominated in Euros, British Pounds, Mexican Pesos, Australian Dollars, Canadian Dollars and Japanese Yen, the net result would have been a gain of approximately $4.5 million, net of taxes, as of June 29, 2013. The Company applies the hedge accounting rules as required by Accounting Standard Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). See “Note 8—Derivatives and Risk Management” for additional disclosures about the Company’s use of forward contracts.

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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS (in thousands, except per share data):

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Numerator:
Net income attributable to Fossil Group, Inc.	$67,713	$57,338	$139,900	$115,478

Denominator:
Basic EPS computation:
Basic weighted average common shares outstanding	58,600	61,669	58,997	61,741
Basic EPS	$1.16	$0.93	$2.37	$1.87

Diluted EPS computation:
Basic weighted average common shares outstanding	58,600	61,669	58,997	61,741
Stock options, stock appreciation rights and restricted stock units	290	423	338	509
Diluted weighted average common shares outstanding	58,890	62,092	59,335	62,250
Diluted EPS	$1.15	$0.92	$2.36	$1.86

Approximately 273,000, 273,000, 248,000 and 248,000 shares issuable under stock-based awards were not included in the diluted EPS calculation at the end of the Second Quarter, Year To Date Period, Prior Year Quarter and Prior Year YTD Period, respectively, because they were antidilutive.

Restricted Cash. As of June 29, 2013 and December 29, 2012, the Company had short-term restricted cash balances of $0.1 million and $0.3 million, respectively, and long-term restricted cash balances of $0.7 million and $1.0 million, respectively, primarily pledged as collateral to secure bank guarantees for the purpose of obtaining retail space.  Short-term restricted cash is reported in prepaid expenses and other current assets in the Company’s condensed consolidated balance sheets as a component of current assets.  Long-term restricted cash is reported in intangible and other assets-net in the Company’s condensed consolidated balance sheets as a component of long-term assets.

Recently Issued Accounting Standards. In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”).  ASU 2013-11 requires, unless certain conditions exist, an unrecognized tax benefit to be presented as a reduction to a deferred tax asset in the financial statements for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The guidance in ASU 2013-11 will become effective for the Company prospectively for annual periods beginning after December 15, 2013, and interim periods within those years, with early adoption permitted.  Retrospective application is also permitted.  The Company is currently assessing the impact, if any, the adoption of ASU 2013-11 will have on its condensed consolidated results of operations and financial position.

In March 2013, FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”).  ASU 2013-05 addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity.  The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice.  The guidance in ASU 2013-05 will become effective for the Company for annual periods beginning after December 15, 2013, and interim periods within those years. The Company will apply the guidance prospectively to any derecognition events that may occur after the effective date, and does not expect the adoption of ASU 2013-05 to have a material impact on the Company’s condensed consolidated results of operations or financial position.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”), to address certain comparability issues between financial statements prepared in accordance with GAAP and those prepared in accordance with International Financial Reporting Standards.  In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”), which clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11.  ASU 2011-11 will require an entity to provide enhanced disclosures about certain financial instruments and derivatives, as defined in ASU 2013-01, to enable users to understand the effects of offsetting in the financial statements as well as the effects of master netting arrangements on an entity’s financial condition.  The amendments in ASU 2011-11 and ASU 2013-01 are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those years, with respective disclosures required for all comparative periods presented.  The Company does not expect the adoption of ASU 2011-11 and ASU 2013-01 to have a material impact on the Company’s condensed consolidated results of operations or financial position.

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

2. ACQUISITIONS, DIVESTITURE AND GOODWILL

Skagen Designs, Ltd. Acquisition.  On April 2, 2012, the Company acquired Skagen Designs, Ltd. and certain of its international affiliates (“Skagen Designs”). Skagen Designs was a privately held Nevada-based company that globally marketed and distributed contemporary Danish design accessories including watches, clocks, jewelry and sunglasses. The primary purpose of the acquisition was to add an attractive brand to the Company’s portfolio that the Company could grow using its established distribution channels. The purchase price was $231.7 million in cash and 150,000 shares of the Company’s common stock valued at $19.9 million based on the mean between the highest and lowest sales price of the Company’s common stock on NASDAQ on April 2, 2012. To fund the cash purchase price, the Company utilized approximately $200 million of availability under its revolving line of credit and excess cash available in its international subsidiaries to fund the international portion of the purchase price. In addition, subject to the purchase agreement, the sellers could have received up to 100,000 additional shares of the Company’s common stock if the Company’s net sales of SKAGEN® branded products exceeded certain thresholds over a defined period of time (the “Earnout”).

The Company recorded the Earnout as a $9.9 million contingent consideration liability in accrued expenses-other in the Company’s condensed consolidated balance sheets as of the acquisition date. As of December 29, 2012, the contingent consideration liability was remeasured at zero, which resulted in a decrease in operating expenses of $9.9 million during fiscal year 2012. During fiscal year 2013, the contingent consideration liability remained valued at zero as the Earnout criteria was not met. The results of Skagen Designs’ operations have been included in the Company’s consolidated financial statements since April 2, 2012.

Prior to closing the Skagen Designs acquisition, the Company incurred approximately $600,000 of acquisition-related expenses for legal, accounting and valuation services during fiscal year 2011 and the first quarter of fiscal year 2012. The Company incurred additional acquisition and integration related costs of approximately $8.2 million in fiscal year 2012, subsequent to the closing date. Acquisition and integration costs were reflected in general and administrative expenses on the Company’s consolidated statements of comprehensive income. There were no acquisition and integration costs incurred during the Year To Date Period.

The Company’s condensed consolidated statement of operations for the Prior Year Quarter included $25.2 million of net sales and $1.0 million of operating income related to the results of operations of Skagen Designs from the date of its acquisition on April 2, 2012.

During the first quarter of fiscal year 2013, the Company finalized the purchase accounting for the acquisition, with no change since fiscal year end December 29, 2012. Assets acquired and liabilities assumed in the transaction were recorded at their acquisition date fair values, while transaction costs associated with the acquisition were expensed as incurred. Because the total purchase price exceeded the fair values of the tangible and intangible assets acquired, goodwill was recorded equal to the difference. The element of goodwill that is not separable into identifiable intangible assets represents expected synergies. The following table summarizes the allocation of the purchase price to the fair value of the assets acquired and the liabilities assumed as of April 2, 2012, the effective date of the acquisition (in thousands):

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

The goodwill and trade name assets recognized from the acquisition have indefinite useful lives, were tested for impairment at fiscal year end 2012 and will continue to be tested for impairment annually or on an interim basis if indicators are present. The amortization periods for the acquired customer lists, patents and noncompete agreements range from three years to nine years. Approximately $133.8 million of the goodwill recognized in the acquisition is expected to be deductible for tax purposes.

The following unaudited pro forma information presents the combined results of operations of Fossil Group, Inc. and Skagen Designs as if the acquisition had occurred at the beginning of the prior year periods. The pro forma information is not necessarily indicative of what the financial position or results of operations actually would have been had the acquisition been completed at the beginning of each prior year period presented below. In addition, the unaudited pro forma financial information is not indicative of, nor does it purport to project, the future financial position or operating results of Fossil Group, Inc. The unaudited pro forma information does not give effect to any potential cost savings or other operating efficiencies that could result from the acquisition. The following table presents the unaudited pro forma financial information (in thousands, except per share data):

	For the 13 Weeks Ended	For the 26 Weeks Ended
	June 30, 2012	June 30, 2012

Net sales	$636,104	$1,256,081
Net income attributable to Fossil Group, Inc.	61,211	120,245
Earnings per share:
Basic	$0.99	$1.95
Diluted	$0.99	$1.93

Fossil Spain Acquisition. On August 10, 2012, the Company’s joint venture company, Fossil, S.L. (“Fossil Spain”), entered into a Framework Agreement (the “Framework Agreement”) with several related and unrelated parties, including General De Relojeria, S.A. (“General De Relojeria”), the Company’s joint venture partner. Pursuant to the Framework Agreement, Fossil Spain was granted the right to acquire the outstanding 50% of its shares owned by General De Relojeria upon the expiration of the joint venture agreement on December 31, 2015. Upon the acquisition of these shares, Fossil Spain will become a wholly owned subsidiary of the Company.

Effective January 1, 2013, pursuant to the Framework Agreement, the Company assumed control over the board of directors and the day-to-day management of Fossil Spain. As a result of this change, the Company now controls Fossil Spain and began consolidating it in accordance with ASC 810, Consolidation, instead of treating it as an equity method investment. In accordance with ASC 805, Business Combinations, the Company remeasured its preexisting investment in Fossil Spain to fair value as of January 1, 2013, resulting in a gain of $6.5 million, which was recorded in other (expense) income-net on the Company’s condensed consolidated statements of comprehensive income.  The results of Fossil Spain’s operations have been included in the Company’s condensed consolidated financial statements since January 1, 2013. The Company recorded approximately $10.6 million of goodwill related to the acquisition.

The purchase price for the shares has a fixed and variable component.  The fixed portion is based on 50% of the net book value of Fossil Spain as of December 31, 2012. The fixed portion was measured at 5.2 million Euros (approximately $6.8 million at the purchase date).  The Company recorded a contingent consideration liability of 5.9 million Euros (approximately $7.8 million at the purchase date) related to the variable portion of the purchase price as of January 1, 2013.  The variable portion will be determined based on Fossil Spain’s aggregated results of operations less dividends distributed by Fossil Spain to General De Relojeria with a minimum annual variable price of 2.0 million Euros (approximately $2.6 million at the purchase date) and a maximum annual variable price of 3.5 million Euros (approximately $4.6 million at the purchase date) for each of the calendar years 2013, 2014, and 2015.  See “Note 9 — Fair Value measurements” for additional information about the contingent consideration liability for Fossil Spain.

Both the fixed and variable portions of the purchase price were recorded in other long-term liabilities in the condensed consolidated balance sheets at June 29, 2013.

Bentrani Watches, LLC Acquisition. On December 31, 2012, the Company purchased substantially all of the assets of Bentrani Watches, LLC (“Bentrani”).  Bentrani was a distributor of watch products in 16 Latin American countries and was based in Miami, Florida.  Bentrani was the Company’s largest third-party distributor and had partnered with the Company for ten years.  The purchase price was $26.0 million, comprised of $18.7 million in cash and $7.3 million in forgiveness of a payable to the Company. The Company recorded approximately $8.1 million of goodwill related to the acquisition. The results of Bentrani’s operations have been included in the Company’s condensed consolidated financial statements since the acquisition date.  On June 28, 2013, the Company also obtained control of Bentrani Chile SpA (“Bentrani Chile”), and the results of Bentrani Chile’s operations have been included in the Company’s condensed consolidated financial statements since that date.  The terms of the Bentrani Chile acquisition were not significant.

Swiss Technology Components GmbH Divestiture.  On April 24, 2013, Swiss Technology Holding GmbH (“STH”), a wholly owned subsidiary of the Company, sold 80% of STH’s share in Swiss Technology Components GmbH (“STC”). During the Second Quarter, STC was deconsolidated as a result of the Company’s termination of control and is now accounted for under the cost method.

Goodwill is the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed.  The changes in the carrying amount of goodwill, which is not subject to amortization, were as follows (in thousands):

	North America wholesale	Europe wholesale	Asia Pacific wholesale	Total
Balance at December 29, 2012	$109,270	$63,884	$11,639	$184,793
Acquisitions	8,149	10,641	0	18,790
Foreign currency changes	(3)	(1,325)	(50)	(1,378)
Balance at June 29, 2013	$117,416	$73,200	$11,589	$202,205

3. INVENTORIES

Inventories consisted of the following (in thousands):

	June 29, 2013	December 29, 2012

Components and parts	$54,874	$62,731
Work-in-process	10,848	8,071
Finished goods	516,392	435,512
Inventories	$582,114	$506,314

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

	For the 26 Weeks Ended
	June 29, 2013	June 30, 2012
Beginning balance	$13,383	$10,996
Settlements in cash or kind	(4,715)	(2,101)
Warranties issued and adjustments to preexisting warranties (1)	4,906	3,463
Liabilities assumed in acquisition	340	389
Ending balance	$13,914	$12,747

(1)   Changes in cost estimates related to preexisting warranties are aggregated with accruals for new standard warranties issued and foreign currency changes.

5.  INCOME TAXES

The Company’s income tax expense and related effective rate were as follows (in thousands, except percentage data):

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Income tax expense	$33,829	$27,705	$62,723	$51,229
Income tax rate	32.5%	31.4%	30.3%	29.7%

The higher effective tax rate in the Second Quarter and the Year To Date Period was primarily due to the quarter impact of adjusting the estimated full year rate to reflect a shift in geographical earnings mix.

As of June 29, 2013, the total amount of unrecognized tax benefits, excluding interest and penalties, was $9.6 million, of which $6.1 million would favorably impact the effective tax rate in future periods, if recognized. The U.S. Internal Revenue Service completed its examination of the Company’s 2007-2009 federal income tax returns, and the Company has settled all outstanding federal income tax liabilities for those years.  The Company is subject to examinations in various state and foreign jurisdictions for its 2005-2012 tax years, none of which the Company believes are individually significant. Audit outcomes and timing of audit settlements are subject to significant uncertainty.

The Company has classified uncertain tax positions as long-term income taxes payable, unless such amounts are expected to be paid within twelve months of the condensed consolidated balance sheet date. As of June 29, 2013, the Company had recorded $0.2 million of unrecognized tax benefits, excluding interest and penalties, for positions that could be settled within the next twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes receivable/payable, respectively. The total amount of accrued income tax-related interest and penalties included in the condensed consolidated balance sheets at June 29, 2013 was $0.9 million and $0.3 million, respectively. For the Second Quarter, the Company accrued income tax-related interest expense of $0.1 million.

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

During the Year To Date Period, the Company effectively retired 2.2 million shares of common stock repurchased under its repurchase programs. The effective retirement of repurchased common stock decreased common stock by $22,300, additional paid-in capital by $4.5 million, retained earnings by $221.2 million and treasury stock by $225.8 million. At December 29, 2012 and June 29, 2013, all treasury stock had been effectively retired.

The following table reflects the Company’s common stock repurchase activity for the periods indicated (in millions):

			For the 13 Weeks Ended June 29, 2013		For the 26 Weeks Ended June 29, 2013
Fiscal Year Authorized	Dollar Value Authorized	Termination Date	Number of Shares Repurchased	Dollar Value Repurchased	Number of Shares Repurchased	Dollar Value Repurchased
2012	$1,000.0	December 2016	1.7	$169.2	1.8	$187.2
2010	$30.0	None	0.0	$0.0	0.0	$0.0
2010	$750.0	December 2013 (1)	0.0	$0.0	0.4	$38.6

(1)         In the first quarter of fiscal year 2013, the Company completed this repurchase plan.

Stock-Based Compensation Plans. The Company accounts for stock-based compensation in accordance with the provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”), using the Black-Scholes option pricing model to determine the fair value of stock options and stock appreciation rights at the date of grant. Grants under the Company’s stock-based compensation plans generally include: (i) stock options and restricted stock for its international employees, (ii) restricted stock units for its non-employee directors and (iii) stock appreciation rights, restricted stock and restricted stock units for its U.S.-based employees. There have been no significant changes to the Company’s stock-based compensation plans since the 2012 Form 10-K.

The following table summarizes stock options and stock appreciation rights activity during the Second Quarter:

Stock Options and Stock Appreciation Rights	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	in thousands			in thousands
Outstanding at March 30, 2013	958	$67.97	6.4	$35,658
Granted	5	95.91
Exercised	(120)	35.60		8,544
Forfeited or expired	(20)	96.38
Outstanding at June 29, 2013	823	72.14	6.3	31,815
Exercisable at June 29, 2013	499	$55.30	5.6	$26,124

The aggregate intrinsic value shown in the table above is before income taxes and is based on (i) the exercise price for outstanding and exercisable options/rights at June 29, 2013 and (ii) the fair market value of the Company’s common stock on the exercise date for options/rights that were exercised during the Second Quarter.

Stock Options and Stock Appreciation Rights Outstanding and Exercisable. The following table summarizes information with respect to stock options and stock appreciation rights outstanding and exercisable at June 29, 2013:

	Stock Options Outstanding			Stock Options Exercisable
			Weighted-
		Weighted-	Average		Weighted-
		Average	Remaining		Average
	Number of	Exercise	Contractual	Number of	Exercise
Range of Exercise Prices	Shares	Price	Term (Years)	Shares	Price
	in thousands			in thousands
$13.65 - $21.51	97	$ 15.31	4.9	75	$ 15.81
$21.51 - $34.59	101	28.40	3.2	101	28.40
$34.59 - $67.10	92	39.57	6.2	92	39.57
$67.10 - $106.40	138	81.19	7.8	80	81.05
$106.40 - $131.46	194	128.06	8.5	67	128.06
Total	622	$ 70.77	6.6	415	$ 54.92

	Stock Appreciation Rights Outstanding			Stock Appreciation Rights Exercisable
			Weighted-
		Weighted-	Average		Weighted-
		Average	Remaining		Average
	Number of	Exercise	Contractual	Number of	Exercise
Range of Exercise Prices	Shares	Price	Term (Years)	Shares	Price
	in thousands			in thousands
$13.65 - $21.51	28	$13.65	3.7	12	$13.65
$21.51 - $34.59	21	29.13	2.6	20	29.47
$34.59 - $67.10	27	40.96	4.9	23	38.25
$67.10 - $106.40	77	92.41	6.9	12	81.23
$106.40 - $131.46	48	127.90	6.4	17	127.89
Total	201	$76.40	5.6	84	$57.22

Restricted Stock and Restricted Stock Units. The following table summarizes restricted stock and restricted stock unit activity during the Second Quarter:

		Weighted-Average
Restricted Stock and Restricted Stock Units	Number of Shares	Grant-Date Fair Value
	in thousands
Nonvested at March 30, 2013	235	$94.09
Granted	14	103.55
Vested	(20)	76.75
Forfeited	(8)	88.46
Nonvested at June 29, 2013	221	$96.47

The total fair value of restricted stock and restricted stock units vested during the Second Quarter was approximately $2.1 million.

Accumulated Other Comprehensive Income. The following table illustrates changes in the balances of each component of accumulated other comprehensive income, net of taxes (in thousands):

	For the 13 Weeks Ended June 29, 2013
	Currency
	Translation	Securities Available
	Adjustments	for Sale	Forward Contracts	Total
Beginning balance	$10,344	$(546)	$2,445	$12,243
Other comprehensive income (loss) before reclassifications, net of tax expense of $332	2,984	(12)	2,442	5,414

Amounts reclassed from accumulated other comprehensive income, net of tax expense of $505	0	0	843	843

Total other comprehensive income (loss)	2,984	(12)	1,599	4,571

Ending balance	$13,328	$(558)	$4,044	$16,814

	For the 13 Weeks Ended June 30, 2012
	Currency
	Translation	Securities Available
	Adjustments	for Sale	Forward Contracts	Total
Beginning balance	$29,024	$(396)	$2,324	$30,952
Other comprehensive (loss) income before reclassifications, net of tax expense of $3,063	(15,681)	(21)	3,708	(11,994)

Amounts reclassed from accumulated other comprehensive income, net of tax expense of $721	0	0	1,451	1,451

Total other comprehensive (loss) income	(15,681)	(21)	2,257	(13,445)

Ending balance	$13,343	$(417)	$4,581	$17,507

	For the 26 Weeks Ended June 29, 2013
	Currency
	Translation	Securities Available
	Adjustments	for Sale	Forward Contracts	Total
Beginning balance	$30,181	$(475)	$(946)	$28,760
Other comprehensive (loss) income before reclassifications, net of tax expense of $3,806	(16,853)	(83)	5,788	(11,148)

Amounts reclassed from accumulated other comprehensive income, net of tax expense of $592	0	0	798	798

Total other comprehensive (loss) income	(16,853)	(83)	4,990	(11,946)

Ending balance	$13,328	$(558)	$4,044	$16,814

	For the 26 Weeks Ended June 30, 2012
	Currency
	Translation	Securities Available
	Adjustments	for Sale	Forward Contracts	Total
Beginning balance	$18,953	$(446)	$3,673	$22,180
Other comprehensive (loss) income before reclassifications, net of tax expense of $1,982	(5,610)	29	3,211	(2,370)

Amounts reclassed from accumulated other comprehensive income, net of tax expense of $1,165	0	0	2,303	2,303

Total other comprehensive (loss) income	(5,610)	29	908	(4,673)

Ending balance	$13,343	$(417)	$4,581	$17,507

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

Summary information by operating segment was as follows (in thousands):

	For the 13 Weeks Ended June 29, 2013		For the 13 Weeks Ended June 30, 2012
	Net Sales	Operating Income	Net Sales	Operating Income

North America wholesale:
External customers	$260,692	$66,321	$249,812	$45,858
Intersegment	49,016		46,053
Europe wholesale:
External customers	170,759	36,451	147,710	31,534
Intersegment	38,713		34,652
Asia Pacific wholesale:
External customers	96,187	30,473	84,344	33,561
Intersegment	252,894		161,425
Direct to consumer	178,611	16,105	154,238	15,710
Intersegment items	(340,623)		(242,130)
Corporate		(42,402)		(38,566)
Consolidated	$706,249	$106,948	$636,104	$88,097

	For the 26 Weeks Ended		For the 26 Weeks Ended
	June 29, 2013		June 30, 2012
		Operating		Operating
	Net Sales	Income	Net Sales	Income

North America wholesale:
External customers	$515,858	$126,729	$474,812	$99,367
Intersegment	94,962		88,879
Europe wholesale:
External customers	344,663	74,998	300,661	62,632
Intersegment	79,401		69,213
Asia Pacific wholesale:
External customers	182,963	58,023	161,053	58,804
Intersegment	455,090		327,718
Direct to consumer	343,664	23,217	289,112	24,092
Intersegment items	(629,453)		(485,810)
Corporate		(81,698)		(73,937)
Consolidated	$1,387,148	$201,269	$1,225,638	$170,958

The following tables reflect net sales for each class of similar products in the periods presented (in thousands, except percentage data):

	For the 13 Weeks Ended June 29, 2013		For the 13 Weeks Ended June 30, 2012
	Net Sales	Percentage of Total	Net Sales	Percentage of Total

Watches	$547,225	77.5%	$476,755	75.0%
Leathers	91,748	13.0	96,907	15.2
Jewelry	47,042	6.7	37,779	5.9
Other	20,234	2.8	24,663	3.9
Total	$706,249	100.0%	$636,104	100.0%

	For the 26 Weeks Ended		For the 26 Weeks Ended
	June 29, 2013		June 30, 2012
		Percentage		Percentage
	Net Sales	of Total	Net Sales	of Total

Watches	$1,060,242	76.4%	$895,188	73.0%
Leathers	194,536	14.0	200,955	16.4
Jewelry	89,356	6.5	76,930	6.3
Other	43,014	3.1	52,565	4.3
Total	$1,387,148	100.0%	$1,225,638	100.0%

8. DERIVATIVES AND RISK MANAGEMENT

The Company is exposed to certain risks relating to its ongoing business operations, which it attempts to manage by using derivative instruments. The primary risks managed by using derivative instruments are the fluctuations in global currencies that will ultimately be used by non-U.S. dollar functional currency subsidiaries to settle future payments of intercompany inventory transactions denominated in U.S. dollars. Specifically, the Company projects future intercompany purchases by its non-U.S. dollar functional currency subsidiaries generally over a period of up to 18 months. The Company enters into foreign currency forward contracts (“forward contracts”) generally for up to 65% of the forecasted purchases to manage fluctuations in global currencies that will ultimately be used to settle such U.S. dollar denominated inventory purchases. Forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon settlement date. The majority of the Company’s forward contracts are designated as single cash flow hedges. Fluctuations in exchange rates will either increase or decrease the Company’s U.S. dollar equivalent cash flows from these intercompany inventory transactions, which will affect the Company’s U.S. dollar earnings. Gains or losses on the forward contracts are expected to offset these fluctuations to the extent the cash flows are hedged by the forward contracts. The Company also periodically enters into forward contracts to manage exchange rate risks associated with certain non-inventory intercompany transactions and to which the Company does not elect hedge treatment. All of the Company’s outstanding forward contracts were designated as hedging instruments as of June 29, 2013 and December 29, 2012.

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

All derivative instruments are recognized as either assets or liabilities at fair value in the condensed consolidated balance sheets. Forward contracts designated as cash flow hedges are recorded at fair value at each balance sheet date and the change in fair value is recorded to accumulated other comprehensive income (loss) within the equity section of the balance sheet until such forward contract’s gains (losses) become realized or the cash flow hedge relationship is terminated. If the cash flow hedge relationship is terminated, the derivative’s gains or losses that are deferred in accumulated other comprehensive income (loss) will be recognized in earnings when the hedged cash flows occur. However, for cash flow hedges that are terminated because the forecasted transaction is not expected to occur in the original specified time period, the derivative’s gains or losses are immediately recognized in earnings. There were no gains or losses reclassified into earnings as a result of the discontinuation of cash flow hedges in the Second Quarter, Prior Year Quarter, Year To Date Period or Prior Year YTD Period. Hedge accounting is discontinued if it is determined that the derivative is not highly effective. The Company records all cash flow hedge assets and liabilities on a gross basis as they do not meet the balance sheet netting criteria because the Company does not have master netting agreements established with the derivative counterparties that would allow for net settlement.

As of June 29, 2013, the Company had the following outstanding forward contracts that were entered into to hedge the future payments of intercompany inventory transactions (in millions):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Euro	179.3	U.S. Dollar	234.6
British Pound	20.4	U.S. Dollar	31.7
Japanese Yen	2,321.6	U.S. Dollar	26.4
Canadian Dollar	28.3	U.S. Dollar	27.7
Mexican Peso	148.9	U.S. Dollar	11.6
Australian Dollar	11.6	U.S. Dollar	11.4

The effective portion of gains and losses on derivative instruments that was recognized in other comprehensive income (loss), net of taxes during the Second Quarter, Prior Year Quarter, Year To Date Period and the Prior Year YTD Period is set forth below (in thousands):

Derivatives Designated as Cash	For the 13 Weeks Ended	For the 13 Weeks Ended
Flow Hedges Under ASC 815	June 29, 2013	June 30, 2012
Foreign exchange forward contracts	$2,442	$3,708
Total gain recognized in other comprehensive income (loss)	$2,442	$3,708

	For the 26 Weeks	For the 26 Weeks
Derivatives Designated as Cash	Ended	Ended
Flow Hedges Under ASC 815	June 29, 2013	June 30, 2012
Foreign exchange forward contracts	$5,788	$3,211
Total gain recognized in other comprehensive income (loss)	$5,788	$3,211

The following table illustrates the effective portion of gains and losses on derivative instruments recorded in other comprehensive income (loss), net of taxes during the term of the hedging relationship and reclassified into earnings during the Second Quarter, Prior Year Quarter, Year To Date Period, and Prior Year YTD Period (in thousands):

	Condensed
	Consolidated
	Statements of
	Comprehensive		For the 13 Weeks	For the 13 Weeks
Foreign Exchange Forward	Income		Ended	Ended
Contracts Under ASC 815	Location		June 29, 2013	June 30, 2012
Cash flow hedging instruments	Other (expense) income-net	Total gain reclassified from other comprehensive income (loss)	$843	$1,451

Not designated as hedging instruments	Other (expense) income-net	Total loss recognized in income	$(74)	$0

	Condensed
	Consolidated
	Statements of		For the 26 Weeks	For the 26 Weeks
Foreign Exchange Forward	Comprehensive		Ended	Ended
Contracts Under ASC 815	Income Location		June 29, 2013	June 30, 2012

Cash flow hedging instruments	Other (expense) income-net	Total gain reclassified from other comprehensive income (loss)	$798	$2,303

Not designated as hedging instruments	Other (expense) income-net	Total loss recognized in income	$(74)	$0

The following table discloses the fair value amounts for the Company’s derivative instruments as separate asset and liability values, presents the fair value of derivative instruments on a gross basis, and identifies the line items in the condensed consolidated balance sheets in which the fair value amounts for these categories of derivative instruments are included (in thousands):

	Asset Derivatives				Liability Derivatives
	June 29, 2013		December 29, 2012		June 29, 2013		December 29, 2012
Foreign	Condensed				Condensed
Exchange	Consolidated		Consolidated		Consolidated		Consolidated
Contracts	Balance		Balance		Balance		Balance
Under	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
ASC 815	Location	Value	Location	Value	Location	Value	Location	Value
Cash flow hedging instruments	Prepaid expenses and other current assets	$7,710	Prepaid expenses and other current assets	$2,336	Accrued expenses- other	$1,426	Accrued expenses- other	$4,560
Cash flow hedging instruments	Intangible and other assets-net	688	Intangible and other assets-net	240	Other long-term liabilities	57	Other long-term liabilities	582
Total		$8,398		$2,576		$1,483		$5,142

At the end of the Second Quarter, the Company had foreign exchange forward contracts with maturities extending through December 2014. The estimated net amount of the existing gains or losses at June 29, 2013 that is expected to be reclassified into earnings within the next twelve months is a gain of $4.1 million. See “Note 1—Financial Statement Policies” for additional disclosures on foreign currency hedging instruments.

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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 29, 2013 (in thousands):

	Fair Value at June 29, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
Investments in publicly traded equity securities	$44	$0	$0	$44
Forward contracts	0	8,398	0	8,398
Deferred compensation plan assets:
Investment in publicly traded mutual funds	3,040	0	0	3,040
Total	$3,084	$8,398	$0	$11,482
Liabilities:
Contingent consideration	$0	$0	$7,663	$7,663
Forward contracts	0	1,483	0	1,483
Total	$0	$1,483	$7,663	$9,146

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

The Company has evaluated its short-term and long-term debt and believes, based on the interest rates, related terms and maturities, that the fair values of such instruments approximate their carrying amounts. As of June 29, 2013 and December 29, 2012, the carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated their fair values due to the short-term maturities of these accounts.

The fair value of the contingent consideration liability related to Fossil Spain is determined using Level 3 inputs. See “Note 2 — Acquisitions, Divestiture and Goodwill” for additional disclosure about the acquisition. The contingent consideration is based on Fossil Spain’s earnings during the three year period from December 31, 2013 to December 31, 2015.  The contingent consideration for calendar years 2013 and 2014 will be paid each year within thirty days of calculation of the amount. The contingent consideration for calendar year 2015 will be paid upon the execution of the purchase agreement in 2016. The fair value of the contingent consideration was determined using present value techniques with forecasted future cash flows for Fossil Spain as the significant unobservable input. Future revenue growth based on management’s projections for calendar years 2013, 2014, and 2015 ranges from 3% to 10%. Operating expenses are projected to be approximately 28% of revenues for calendar years 2013, 2014, and 2015. A discount rate of 19% was used to calculate the present value of the contingent consideration. An increase in future cash flows may result in a higher estimated fair value of the contingent consideration liability. Alternatively, a decrease in future cash flows may result in a lower estimated fair value of the contingent consideration liability. Future changes in the estimated fair value of the contingent consideration liability, if any, will be reflected in earnings. None of the underlying assumptions in regard to the estimates have changed since the first quarter of fiscal year 2013.

10. CONTROLLING AND NONCONTROLLING INTEREST

The following tables summarize the changes in equity attributable to controlling and noncontrolling interest (in thousands):

	Fossil Group, Inc.		Total
	Stockholders’	Noncontrolling	Stockholders’
	Equity	Interest	Equity
Balance at December 29, 2012	$1,233,535	$6,929	$1,240,464
Net income	139,900	4,490	144,390
Currency translation adjustments	(16,853)	0	(16,853)
Unrealized loss on securities available for sale	(83)	0	(83)
Forward contracts hedging intercompany foreign currency payments - change in fair values	4,990	0	4,990
Common stock issued upon exercise of stock options and stock appreciation rights	4,534	0	4,534
Tax benefit derived from stock-based compensation	6,204	0	6,204
Distribution of noncontrolling interest earnings	0	(4,679)	(4,679)
Acquisition of common stock	(231,870)	0	(231,870)
Stock-based compensation expense	6,968	0	6,968
Balance at June 29, 2013	$1,147,325	$6,740	$1,154,065

	Fossil Group, Inc.		Total
	Stockholders’	Noncontrolling	Stockholders’
	Equity	Interest	Equity
Balance at December 31, 2011	$1,105,929	$10,917	$1,116,846
Net income	115,478	5,982	121,460
Currency translation adjustments	(5,610)	0	(5,610)
Unrealized gain on securities available for sale	29	0	29
Forward contracts hedging intercompany foreign currency payments - change in fair values	908	0	908
Common stock issued upon exercise of stock options and stock appreciation rights	4,420	0	4,420
Tax benefit derived from stock-based compensation	10,080	0	10,080
Distribution of noncontrolling interest earnings	0	(4,096)	(4,096)
Business acquisitions	19,899	81	19,980
Acquisition of common stock	(127,032)	0	(127,032)
Stock-based compensation expense	7,832	0	7,832
Balance at June 30, 2012	$1,131,933	$12,884	$1,144,817

11. INTANGIBLE AND OTHER ASSETS

The following table summarizes intangible and other assets (in thousands):

		June 29, 2013		December 29, 2012
	Useful	Carrying	Accumulated	Carrying	Accumulated
	Lives	Amount	Amortization	Amount	Amortization
Intangibles-subject to amortization:
Trademarks	10 yrs.	$4,175	$2,552	$4,135	$2,400
Customer lists	5-10 yrs.	42,816	11,982	32,144	9,980
Patents	3-20 yrs.	2,273	1,087	2,273	815
Noncompete agreement	6 yrs.	1,889	394	1,895	237
Other	7-20 yrs.	256	197	258	194
Total intangibles-subject to amortization		51,409	16,212	40,705	13,626
Intangibles-not subject to amortization:
Trade names		83,632		83,647
Other assets:
Key money deposits		33,697	14,439	35,655	14,060
Other deposits		21,725		17,591
Deferred compensation plan assets		3,040		3,188
Deferred tax asset-net		6,410		6,536
Restricted cash		680		991
Shop-in-shop		11,982	6,212	11,396	5,297
Other		2,653	1	3,948	1
Total other assets		80,187	20,652	79,305	19,358
Total intangible and other assets		$215,228	$36,864	$203,657	$32,984
Total intangible and other assets-net			$178,364		$170,673

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

Amortization expense for intangible assets was approximately $1.3 million, $1.3 million, $2.6 million and $1.5 million for the Second Quarter, Prior Year Quarter, Year To Date Period, and Prior YTD Period, respectively. Estimated aggregate future amortization expense by fiscal year for intangible assets is as follows (in thousands):

Amortization Expense
2013 (remaining)	$2,576
2014	5,121
2015	4,729
2016	4,591
2017	4,332
2018	3,969

12. COMMITMENTS AND CONTINGENCIES

Litigation. The Company is occasionally subject to litigation or other legal proceedings in the normal course of its business. The Company does not believe that the outcome of any currently pending legal matters, individually or collectively, will have a material effect on the business or financial condition of the Company.

13. DEBT

Short Term Foreign-Based Activity.  Due to the deconsolidation of STC during the Second Quarter, the 1.1 million Swiss Franc note entered into by STC on October 31, 2012 is no longer recognized on the Company’s condensed consolidated balance sheets as of June 29, 2013. See “Note 2-Acquisitions, Divestiture and Goodwill” for additional disclosures on the deconsolidation of STC.

Long Term U.S.-Based Activity.  On May 17, 2013, the Company and certain of its subsidiaries entered into a five year Credit Agreement (the “Credit Agreement”) with (i) the lenders party thereto, (ii) Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, swingline lender and issuing lender, (iii) Bank of America, N.A. and JPMorgan Chase Bank, N.A., as syndication agents, (iv) HSBC Bank USA, National Association and Fifth Third Bank, as documentation agents, and (v) Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as joint lead arrangers and bookrunners.  The Credit Agreement provides for revolving credit loans in the amount of $750 million (the “Revolver”), a swingline subfacility up to $20 million, an up to $10 million subfacility for letters of credit, and a term loan in the amount of $250 million (the “Term Loan”). The Credit Agreement expires and is due and payable on May 17, 2018. The Credit Agreement is guaranteed by all direct and indirect material domestic subsidiaries of the Company and is secured by 65% of the outstanding voting capital stock and 100% of the non-voting capital stock of the following foreign subsidiaries of the Company: Fossil Europe B.V., Swiss Technology Holding GmbH and Fossil (East) Limited. In connection with entering into the Credit Agreement, the Company paid upfront fees of approximately $4.8 million, which are being amortized over the life of the Credit Agreement.

Amounts outstanding under the Revolver and Term Loan bear interest at the Company’s option of (i) the base rate (defined as the higher of (a) the prime rate publicly announced by Wells Fargo (3.75% at the end of the Second Quarter), (b) the federal funds rate plus 0.5% and (c) the London Interbank Offer Rate (“LIBOR”) (0.2% at the end of the Second Quarter) for an interest period of one month plus 1.0%) plus the base rate applicable margin (which varies based upon the Company’s consolidated leverage ratio (the “Ratio”) from 0.25% if the Ratio is less than 1.00 to 1.00, to 1.00% if the Ratio is greater than or equal to 2.00 to 1.00) or (ii) the LIBOR rate (defined as the quotient obtained by dividing (a) LIBOR by (b) 1.00 minus the Eurodollar reserve percentage) plus the LIBOR rate applicable margin (which varies based upon the Ratio from 1.25% if the Ratio is less than 1.00 to 1.00, to 2.00% if the Ratio is greater than or equal to 2.00 to 1.00). Amounts outstanding under the swingline loan under the Credit Agreement or upon any drawing under a letter of credit bear interest at the base rate plus the base rate applicable margin. Interest based upon the base rate is payable quarterly in arrears. Interest based upon the LIBOR rate is payable either monthly or quarterly in arrears, depending on the interest period selected by the Company. The Revolver also includes a commitment fee ranging from 0.20% to 0.35% for any amounts not drawn under the Revolver.

The Credit Agreement replaced a credit agreement dated as of December 17, 2010, as amended, by and among the Company and certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender, Wells Fargo Securities, LLC, as sole lead arranger and sole book manager and Bank of America, N.A., as lender, which was scheduled to mature on December 17, 2014 (the “Prior Credit Agreement”). The Company incurred approximately $0.5 million and $1.2 million of interest expense related to the Prior Credit Agreement during the Second Quarter and Year To Date Period, respectively.  Additionally, during the Year To Date Period, the Company had total borrowings of $346.5 million and repayments of $411.5 million, inclusive of the final payment of $248.0 million. The Company incurred approximately $0.7 million of interest expense related to the Prior Credit Agreement during the Prior Year Quarter and Prior Year YTD Period. On May 17, 2013, the entire amount outstanding under the Prior Credit Agreement was repaid using funds borrowed under the Credit Agreement. No penalties or other early termination fees were incurred in connection with the termination of the Prior Credit Agreement.

Loans under the Credit Agreement may be prepaid, in whole or in part, at the option of the Company, in minimum principal amounts of $2.0 million or increments of $1.0 million in excess thereof with respect to a base rate loan under the Revolver, $5.0 million or increments of $1.0 million in excess thereof with respect to a LIBOR rate loan under the Revolver and Term Loan, and $100,000 or increments of $100,000 in excess thereof with respect to a swingline loan. Loans under the Credit Agreement must be repaid with the net proceeds of certain asset sales, insurance and condemnation events. The Company may permanently reduce the revolving credit commitment at any time, in whole or in part, without premium or penalty, in a minimum aggregate principal amount of not less than $3.0 million or increments of $1.0 million in excess thereof.

Wells Fargo can accelerate the repayment obligation upon the occurrence of an event of default, including the failure to pay principal or interest, a material inaccuracy of a representation or warranty, violation of covenants, cross-default, change in control, bankruptcy events, failure of a loan document provision, certain ERISA events and material judgments.

During the Year To Date Period, the Company had borrowings of $250.0 million under the Term Loan which was used to pay off amounts outstanding under the Prior Credit Agreement and pay upfront fees related to the Credit Agreement. During the Year To Date Period, the Company also had borrowings of $80.0 million under the Revolver which was used primarily to fund common stock repurchases. As of June 29, 2013, $250.0 million and $80.0 million were outstanding under the Term Loan and the Revolver, respectively.  Amounts available under the Revolver are reduced by any amounts outstanding under standby letters of credit. As of June 29, 2013, the Company had available borrowings of approximately $669.0 million under the Revolver. The Company incurred approximately $0.5 million of interest expense related to the Term Loan during the Second Quarter and Year To Date Period. The Company incurred approximately $15,000 of interest expense related to the Revolver during the Second Quarter and Year To Date Period.

Financial covenants in the Credit Agreement require the Company to maintain (i) a consolidated leverage ratio no greater than 2.50 to 1.00, (ii) a consolidated interest coverage ratio no less than 3.50 to 1.00, and (iii) maximum capital expenditures not in excess of (x) $200.0 million from the closing through the fiscal year ending 2013 and during each of fiscal years 2014 and 2015 and (y) $250.0 million during each fiscal year thereafter, subject to certain adjustments. The Credit Agreement contains representations, warranties, covenants, events of default and indemnities that are customary for agreements of this type. The Company was in compliance with all covenants in the Credit Agreement as of June 29, 2013 and during the Second Quarter.

14. SUBSEQUENT EVENT

Interest Rate Swap Agreement.  On July 26, 2013, the Company entered into an interest rate swap agreement with a term of approximately five years. The interest rate swap agreement hedges approximately $250 million of 1-month LIBOR-based variable rate debt obligations under the Term Loan. Under the terms of the agreement, the Company will pay a fixed interest rate of 1.288% on a notional amount of $250 million to the swap counterparty, which will amortize over the remaining life of the Term Loan to generally match the amortization of the underlying loan.  The Company will receive interest from the swap counterparty on $250 million at a variable rate based on 1-month LIBOR.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition and results of operations of Fossil Group, Inc. and its wholly and majority-owned subsidiaries for the thirteen and twenty-six week periods ended June 29, 2013 (the “Second Quarter” and “Year To Date Period,” respectively) as compared to the thirteen and twenty-six week periods ended June 30, 2012 (the “Prior Year Quarter” and “Prior Year YTD Period,” respectively). This discussion should be read in conjunction with the condensed consolidated financial statements and the related notes thereto.

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

Domestically, we sell our products through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, Company-owned retail and outlet stores, mass market stores, and through our FOSSIL® catalogs and website. Our wholesale customer base includes, among others, Dillard’s, JCPenney, Kohl’s, Macy’s, Neiman Marcus, Nordstrom, Saks Fifth Avenue, Target and Wal-Mart. In the United States, our network of Company-owned stores included 130 retail stores located in premier retail sites and 100 outlet stores located in major outlet malls as of June 29, 2013. In addition, we offer an extensive collection of our FOSSIL brand products on our website, www.fossil.com, as well as proprietary and licensed watch and jewelry brands through other managed and affiliate websites.

Internationally, our products are sold to department stores, specialty retail stores and specialty watch and jewelry stores in approximately 130 countries worldwide through 25 Company-owned foreign sales subsidiaries and through a network of over 60 independent distributors. Our products are offered on airlines and cruise ships and in international Company-owned retail stores.  Internationally, our network of Company-owned stores included 192 retail stores and 71 outlet stores in select international markets as of June 29, 2013. Our products are also sold through licensed and franchised FOSSIL retail stores, retail concessions operated by us and kiosks in certain international markets, as well as our websites in certain countries.

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

Recently Issued Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”).  ASU 2013-11 requires, unless certain conditions exist, an unrecognized tax benefit to be presented as a reduction to a deferred tax asset in the financial statements for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The guidance in ASU 2013-11 will become effective for us prospectively for annual periods beginning after December 15, 2013, and interim periods within those years, with early adoption permitted.  Retrospective application is also permitted.  We are still currently assessing the impact, if any, the adoption of ASU 2013-11 will have on our condensed consolidated results of operations and financial position.

In March 2013, FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”).  ASU 2013-05 addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity.  The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice.  The guidance in ASU 2013-05 will become effective for us for annual periods beginning after December 15, 2013, and interim periods within those years. We will apply the guidance prospectively to any derecognition events that may occur after the effective date, and we do not expect the adoption of ASU 2013-05 to have a material impact on our condensed consolidated results of operations or financial position.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”), to address certain comparability issues between financial statements prepared in accordance with GAAP and those prepared in accordance with International Financial Reporting Standards.  In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”), which clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11.  ASU 2011-11 will require an entity to provide enhanced disclosures about certain financial instruments and derivatives, as defined in ASU 2013-01, to enable users to understand the effects of offsetting in the financial statements as well as the effects of master netting arrangements on an entity’s financial condition.  The amendments in ASU 2011-11 and ASU 2013-01 are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those years, with respective disclosures required for all comparative periods presented.  We do not expect the adoption of ASU 2011-11 and ASU 2013-01 to have a material impact on our condensed consolidated results of operations or financial position.

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

	Percentage of Net Sales		Percentage
	For the 13 Weeks Ended		Change from
	June 29, 2013	June 30, 2012	2012

Net sales	100.0%	100.0%	11.0%
Cost of sales	42.1	44.0	6.3
Gross profit	57.9	56.0	14.7
Operating expenses:
Selling and distribution	30.8	30.9	10.8
General and administrative	12.0	11.3	17.3
Operating income	15.1	13.8	21.4
Interest expense	0.2	0.2	22.4
Other (expense) income-net	(0.1)	0.2	*
Income before income taxes	14.8	13.8	18.3
Provision for income taxes	4.8	4.3	22.1
Net income	10.0	9.5	16.6
Net income attributable to noncontrolling interest	0.4	0.5	(11.6)
Net income attributable to Fossil Group, Inc.	9.6%	9.0%	18.1%

* Not meaningful

	Percentage of Net Sales		Percentage
	For the 26 Weeks Ended		Change from
	June 29, 2013	June 30, 2012	2012

Net sales	100.0%	100.0%	13.2%
Cost of sales	43.2	44.1	11.0
Gross profit	56.8	55.9	14.9
Operating expenses:
Selling and distribution	30.3	30.8	11.4
General and administrative	12.0	11.2	21.0
Operating income	14.5	13.9	17.7
Interest expense	0.2	0.2	32.8
Other (expense) income-net	0.6	0.4	*
Income before income taxes	14.9	14.1	19.9
Provision for income taxes	4.5	4.2	22.4
Net income	10.4	9.9	18.9
Net income attributable to noncontrolling interest	0.3	0.5	(24.9)
Net income attributable to Fossil Group, Inc.	10.1%	9.4%	21.1%

* Not meaningful

Net Sales. The following tables set forth consolidated net sales by segment and the percentage relationship of each segment to consolidated net sales for the periods indicated (in millions, except percentage data):

	Amounts		Percentage of Total
	For the 13 Weeks Ended		For the 13 Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Wholesale:
North America	$260.7	$249.8	36.9%	39.3%
Europe	170.7	147.7	24.2	23.2
Asia Pacific	96.2	84.4	13.6	13.3
Total wholesale	527.6	481.9	74.7	75.8
Direct to consumer	178.6	154.2	25.3	24.2
Consolidated	$706.2	$636.1	100.0%	100.0%

	Amounts		Percentage of Total
	For the 26 Weeks Ended		For the 26 Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Wholesale:
North America	$515.8	$474.8	37.2%	38.8%
Europe	344.6	300.7	24.8	24.5
Asia Pacific	183.0	161.0	13.2	13.1
Total wholesale	1,043.4	936.5	75.2	76.4
Direct to consumer	343.7	289.1	24.8	23.6
Consolidated	$1,387.1	$1,225.6	100.0%	100.0%

The following table illustrates by factor the total year-over-year percentage change in net sales by segment and on a consolidated basis:

Analysis of Percentage Change in Net Sales during the Second Quarter Versus Prior Year Quarter

Attributable to Changes in the Following Factors

	Exchange Rates	Organic Change	Total Change
North America wholesale	0.2%	4.2%	4.4%
Europe wholesale	0.6	15.0	15.6
Asia Pacific wholesale	(3.7)	17.7	14.0
Direct to consumer	(0.3)	16.1	15.8
Consolidated	(0.4)%	11.4%	11.0%

Analysis of Percentage Change in Net Sales during the Year To Date Period Versus Prior Year YTD Period

Attributable to Changes in the Following Factors

	Exchange Rates	Acquisitions	Organic Change	Total Change
North America wholesale	0.1%	1.9%	6.6%	8.6%
Europe wholesale	0.4	5.7	8.5	14.6
Asia Pacific wholesale	(2.9)	2.0	14.6	13.7
Direct to consumer	(0.3)	1.1	18.1	18.9
Consolidated	(0.3)%	2.7%	10.8%	13.2%

The following net sales discussion excludes the impact on sales growth attributable to foreign currency exchange rate changes as noted in the above table.

Consolidated Net Sales.    Net sales rose 11.4% for the Second Quarter representing sales growth across each of our wholesale and retail operations in comparison to the Prior Year Quarter.  Global watch sales delivered the strongest performance, increasing 15.2%, or $72.5 million.  We believe that we continue to gain market share in the watch category as we maximize the potential for our brands with our global distribution infrastructure and design innovation.  Our jewelry category also favorably impacted the Second Quarter, increasing 23.9%, or $9.0 million, as our new global assortment resonated well with consumers.  These sales gains were partially offset by sales decreases in leathers of 5.1%, or $5.0 million, and eyewear of 39.2%, or $4.0 million, as a result of decreased sell through rates at retail. For the Year To Date Period, net sales increased by 13.5%, or $165.1 million, representing sales growth in each of our wholesale and direct to consumer businesses.

North America Wholesale Net Sales.  North America wholesale net sales increased 4.2%, or $10.5 million, during the Second Quarter in comparison to the Prior Year Quarter.  The Second Quarter was negatively impacted by a timing shift of approximately $15 million from the Second Quarter into the first quarter of fiscal 2013 due to the early timing of Easter in the current fiscal year as compared to the prior fiscal year.  North America sales growth was led by an 8.9%, or $17.4 million, increase in watches and a 19.8%, or $1.8 million, increase in the jewelry category.  Our leathers and eyewear businesses experienced sales decreases of 12.2%, or $4.8 million, and 63.1%, or $2.5 million, respectively.  North America wholesale sales increased across geographies as our U.S. shipments increased 2.6% or $5.9 million, during the Second Quarter, while our subsidiaries in Canada and Mexico delivered increases of 27.7% and 10.5%, respectively.  For the Year To Date Period, North America wholesale net sales increased 8.5%, or $40.4 million, compared to the Prior Year YTD Period.  This increase was principally driven by sales gains in watches and jewelry, partially offset by decreases in leathers and eyewear.  The Year To Date Period was negatively impacted by approximately $10 million as a result of the misalignment of our fiscal calendar with the National Retail Federation (“NRF”) calendar, on which many of our customers operate.  The NRF calendar included an extra week in January 2013 as compared to our fiscal calendar.  The extra week on our fiscal calendar will take place in January 2014, leaving every month in this fiscal year misaligned.  Accordingly, our fiscal calendar will not re-align with the NRF calendar until January 2014.

Europe Wholesale Net Sales.  Europe wholesale net sales rose 15.0%, or $22.1 million, during the Second Quarter in comparison to the Prior Year Quarter representing growth across multiple geographies within the European region.  Sales growth was primarily a result of a 17.0%, or $19.6 million, increase in our watch category and a 22.6%, or $4.2 million, increase in our jewelry business.  Sales to third party distributors also favorably contributed to the Second Quarter, increasing 13.1%, or $4.3 million, as a result of increased sell-through rates.  The Second Quarter was negatively impacted by decreases in the leathers and eyewear categories of 24.0%, or $2.0 million, and 66.4%, or $1.5 million, respectively.  The decrease in leathers was primarily attributable to decreased sell-through rates at retail, while the decrease in eyewear was largely due to door reduction.  Europe wholesale net sales increased 14.2%, or $42.6 million, for the Year To Date Period as compared to the Prior Year YTD Period, led by a 19.4%, or $43.7 million, increase in watch sales and a 10.8%, or $4.5 million, increase in our jewelry business.  These sales gains were partially offset by decreases in our eyewear and leathers categories of 62.8%, or $4.2 million, and 19.3%, or $4.1 million, respectively.

Asia Pacific Wholesale Net Sales.  Asia Pacific wholesale net sales rose 17.7%, or $14.9 million, during the Second Quarter in comparison to the Prior Year Quarter.  This increase was principally attributable to watch sales increasing 20.6%, or $15.5 million, partially offset by a 41.7%, or $0.8 million, decrease in jewelry sales.  We experienced strong growth across most markets led by China, India and Japan.  At the end of the Second Quarter, we operated 294 concession locations in Asia with a net 13 new concessions opened during the Second Quarter.  For the Second Quarter, concession sales increased by 27.9% with comp sales growing 4.2% in comparison to the Prior Year Quarter.  For the Year To Date Period as compared to the Prior Year YTD Period, Asia Pacific wholesale net sales rose 16.6%, or $26.7 million, principally as a result of the same factors experienced during the Second Quarter.  Concession sales increased by 27.0%, with comp sales growing 4.1% in the Year To Date Period in comparison to the Prior Year YTD Period.

Direct to Consumer Net Sales.  Direct to consumer net sales for the Second Quarter increased by 16.1%, or $24.9 million, in comparison to the Prior Year Quarter, primarily the result of a 17.4% increase in the average number of Company-owned stores open during the Second Quarter partially offset by comparable store sales decreases of 0.1%.  For the Year To Date Period, net sales from our Direct to consumer segment increased 19.2%, or $55.5 million, in comparison to the Prior Year YTD Period, primarily as a result of a 15.9% increase in the average number of Company-owned stores open and comparable store sales increases of 2.0%.

The following table sets forth the number of stores by concept for the periods indicated below:

	June 29, 2013			June 30, 2012
	North America	Other International	Total	North America	Other International	Total
Full price accessory	108	153	261	104	154	258
Outlets	108	67	175	85	36	121
Clothing	30	2	32	32	2	34
Full price multi-brand	6	19	25	2	12	14
Total stores	252	241	493	223	204	427

During the Second Quarter, we opened 21 new stores and closed five stores. For fiscal year 2013, we anticipate opening a total of approximately 70-75 net new retail stores globally, with a focus internationally and in outlet stores.

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

Gross Profit. Gross profit increased by 14.7% to $408.9 million in the Second Quarter compared to $356.4 million in the Prior Year Quarter as a result of increased sales and gross profit margin expansion.  Gross profit margin increased 190 basis points to 57.9% in the Second Quarter compared to 56.0% in the Prior Year Quarter.  The increase in gross profit margin was primarily driven by reduced levels of liquidation sales and improved liquidation strategies that drive more profitable margins, a more favorable sales mix of higher margin watch products, growth in the Direct to consumer distribution channel and direct distribution in Latin America, Spain and Portugal as a result of recent acquisitions. Gross profit margin was unfavorably impacted by an increase in the sales mix of lower margin sales to third party distributors. Foreign currency exchange rate changes negatively impacted gross profit margin by approximately 20 basis points during the Second Quarter.  For the Year To Date Period, gross profit margin increased 90 basis points to 56.8% compared to 55.9% in the Prior Year YTD Period.  During the Year To Date Period, foreign currency exchange rate changes negatively impacted gross profit margin by approximately 20 basis points in comparison to the Prior Year YTD Period.  Excluding the impact of currency, gross profit margin was favorably impacted by factors similar to those experienced during the Second Quarter.

Operating Expenses. Total operating expenses in the Second Quarter increased by $33.7 million and, as a percentage of net sales, increased to 42.8% in the Second Quarter as compared to 42.2% in the Prior Year Quarter.  The translation of foreign-based expenses in the Second Quarter increased operating expenses by approximately $0.4 million as a result of the weaker U.S. dollar.  On a constant dollar basis, operating expense increases were primarily attributable to the expansion of our retail store and concession base, investments to support growth in the Asia Pacific region and global initiatives, the impact of newly acquired businesses and costs associated with our enhanced Swiss production capabilities.  For the Year To Date Period, operating expenses expressed as a percentage of net sales increased to 42.3% compared to 42.0% in the Prior Year YTD Period and included a $2.3 million favorable impact from the translation of foreign-based expenses into U.S. dollars due to a stronger U.S. dollar.  On a constant dollar basis, operating expenses for the Year To Date Period increased by $69.4 million primarily the result of the same factors that impacted the Second Quarter.

The following tables set forth operating expenses on a segment basis and the relative percentage of operating expenses to net sales for each segment for the periods indicated (in millions, except for percentage data):

	For the 13 Weeks Ended June 29, 2013		For the 13 Weeks Ended June 30, 2012
	Operating Expense	% of Net Sales	Operating Expense	% of Net Sales
North America wholesale	$50.9	19.5%	$53.2	21.3%
Europe wholesale	59.7	35.0	49.6	33.6
Asia Pacific wholesale	48.4	50.3	39.8	47.2
Direct to consumer	100.7	56.4	87.2	56.5
Corporate	42.3		38.5
Total	$302.0	42.8%	$268.3	42.2%

	For the 26 Weeks Ended June 29, 2013		For the 26 Weeks Ended June 30, 2012
	Operating Expense	% of Net Sales	Operating Expense	% of Net Sales
North America wholesale	$99.6	19.3%	$95.0	20.0%
Europe wholesale	115.7	33.6	96.8	32.2
Asia Pacific wholesale	90.3	49.3	78.7	48.9
Direct to consumer	199.0	57.9	170.2	58.9
Corporate	81.5		73.7
Total	$586.1	42.3%	$514.4	42.0%

Operating Income.  Operating income increased $18.9 million, or 21.4%, in the Second Quarter compared to the Prior Year Quarter.  As a percentage of net sales, operating income increased to 15.1% in the Second Quarter compared to 13.8% of net sales in the Prior Year Quarter.  During the Second Quarter, operating income was negatively impacted by approximately $2.8 million as a result of the translation of foreign-based sales and expenses into U.S. dollars.  During the Year To Date Period, operating profit margin increased to 14.5% as compared to 13.9% in the Prior Year YTD Period.  Operating income for the Year To Date Period included approximately $2.6 million of net currency losses related to the translation of foreign-based sales and expenses into U.S. dollars.

Other (Expense) Income-Net.  Other (expense) income-net decreased unfavorably by $2.4 million in comparison to the Prior Year Quarter.  This decrease was primarily driven by net foreign currency losses resulting from mark-to-market hedging and other transactional activities as compared to net gains in the Prior Year Quarter.  For the Year To Date Period, other (expense) income-net increased favorably by $4.8 million in comparison to the Prior Year YTD Period.  This increase was primarily driven by (i) a $6.5 million non-cash, mark-to-market valuation gain related to our right to acquire in 2015 the remaining 50% of Fossil, S.L. (“Fossil Spain”), our Spanish joint venture owned by General De Relojeria, S.A. and (ii) decreased net foreign currency gains resulting from mark-to-market hedging and other transactional activities as compared to the Prior Year YTD Period.

Provision For Income Taxes. Income tax expense for the Second Quarter was $33.8 million, resulting in an effective income tax rate of 32.5%.  For the Prior Year Quarter, income tax expense was $27.7 million, resulting in an effective income tax rate of 31.4%.  Income tax expense was $62.7 million for the Year To Date Period, resulting in an effective income tax rate of 30.3%. For the Prior Year YTD Period, income tax expense was $51.2 million, resulting in an effective income tax rate of 29.7%. The higher effective tax rate in the Second Quarter and the Year To Date Period was primarily due to the quarter impact of adjusting the estimated full year rate to reflect a shift in geographical earnings mix.

Net Income Attributable to Fossil Group, Inc. Second Quarter net income attributable to Fossil Group, Inc. increased by 18.1% to $67.7 million, or $1.15 per diluted share, in comparison to $57.3 million, or $0.92 per diluted share, in the Prior Year Quarter. The Second Quarter results included net foreign currency losses of $0.06 per diluted share, offset by  a $0.06 per diluted share benefit as a result of a 5.2% lower outstanding share count due to common stock repurchases under our ongoing stock repurchase program.  For the Year To Date Period, net income attributable to Fossil Group, Inc. of $139.9 million, or $2.36 per diluted share, represented a 21.1% increase compared to $115.5 million, or $1.86 per diluted share earned during the Prior Year YTD Period.  The Year To Date Period results included a $6.5 million non-cash, non-operating gain, which benefitted earnings by $0.11 per diluted share, related to our right to acquire in 2015 the remaining 50% of Fossil Spain.  Additionally, net income attributable to Fossil Group, Inc. for the Year To Date Period included net foreign currency losses of $0.04 per diluted share, and an $0.11 per diluted share benefit as a result of a 4.7% lower outstanding share count due to common stock repurchases under our ongoing stock repurchase program.

Liquidity and Capital Resources

Historically, our business operations have not required substantial cash during the first several months of our fiscal year. Generally, starting in the third quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our quarterly cash requirements are also impacted by the number of new stores we open, other capital expenditures and strategic investments such as acquisitions and stock repurchases. Our cash and cash equivalents balance at the end of the Second Quarter was $313.3 million, including $299.1 million held in banks outside the U.S., in comparison to cash and cash equivalents of $138.8 million at the end of the Prior Year Quarter and $177.2 million at the end of fiscal year 2012.

Net cash provided by operating activities and financing activities of $158.7 million and $38.9 million, respectively, was partially offset by net cash used by investing activities of $60.6 million during the Year To Date Period. Excluding net non-cash activities of $28.5 million, net cash provided by operating activities during the Year To Date Period consisted primarily of net income of $144.4 million, partially offset by uses of cash related to net increases in working capital of $14.2 million. Net cash used in investing activities during the Year To Date Period was primarily driven by $43.0 million related to capital expenditures and $14.9 million used for business acquisitions, net of cash acquired. During the Year To Date Period, net cash provided by financing activities was principally comprised of $264.8 million of net debt borrowings, partially offset by $231.9 million of common stock acquisitions.

Net borrowings on notes payable primarily consisted of draws and repayments made under our revolving credit facility.

Accounts receivable, net of allowances, increased by 13.8% to $257.7 million at the end of the Second Quarter compared to $226.4 million at the end of the Prior Year Quarter, primarily as a result of increased wholesale sales and acquisitions. Excluding acquisitions, days sales outstanding for our wholesale segments for the Second Quarter moderately improved.

Inventory at the end of the Second Quarter was $582.1 million, representing an increase of 11.0% from the Prior Year Quarter inventory balance of $524.4 million.  Our inventory growth was driven by new store growth, investments in components to preserve production flow and our acquisitions.

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

The following tables reflect our common stock repurchase activity for the periods indicated (in millions):

			For the 13 Weeks Ended June 29, 2013		For the 26 Weeks Ended June 29, 2013
Fiscal Year Authorized	Dollar Value Authorized	Termination Date	Number of Shares Repurchased	Dollar Value Repurchased	Number of Shares Repurchased	Dollar Value Repurchased
2012	$1,000.0	December 2016	1.7	$169.2	1.8	$187.2
2010	$30.0	None	0.0	$0.0	0.0	$0.0
2010	$750.0	December 2013(1)	0.0	$0.0	0.4	$38.6

(1)         In the first quarter of fiscal year 2013, we completed this repurchase plan.

			For the 13 Weeks Ended June 30, 2012		For the 26 Weeks Ended June 30, 2012
Fiscal Year Authorized	Dollar Value Authorized	Termination Date	Number of Shares Repurchased	Dollar Value Repurchased	Number of Shares Repurchased	Dollar Value Repurchased
2012	$1,000.0	December 2016	0.0	$0.0	0.0	$0.0
2010	$30.0	None	0.0	$0.0	0.0	$0.0
2010	$750.0	December 2013	0.7	$58.9	1.3	$118.2

We effectively retired 2.2 million shares of the common stock repurchased under our repurchase programs during the Year To Date Period. We account for the retirements by allocating the repurchase price, which is based upon the equity contribution associated with historical issuances, to common stock, additional paid-in capital and retained earnings. The effective retirement of common stock repurchased during the Year To Date Period decreased common stock by $22,300, additional paid-in capital by $4.5 million, retained earnings by $221.2 million and treasury stock by $225.8 million. We effectively retired 7.5 million shares of our common stock during the Prior Year YTD Period that were repurchased under our repurchase programs during our 2012, 2011 and 2010 fiscal years. The effective retirement of common stock repurchased during the Prior Year YTD Period decreased common stock by $75,000, additional paid-in capital by $48.4 million, retained earnings by $520.4 million and treasury stock by $568.9 million. At December 29, 2012 and June 29, 2013, all treasury stock had been effectively retired. As of June 29, 2013, we had $842.8 million of repurchase authorizations remaining under the combined purchase plans.

At the end of the Second Quarter, we had working capital of $924.4 million compared to working capital of $726.5 million at the end of the Prior Year Quarter. Additionally, at the end of the Second Quarter, we had approximately $1.6 million of outstanding short-term borrowings and $339.4 million in long-term debt.

On May 17, 2013, we entered into a five year Credit Agreement (the “Credit Agreement”) with (i) certain lenders party thereto (ii) Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, swingline lender and issuing lender, (iii) Bank of America, N.A. and JPMorgan Chase Bank, N.A., as syndication agents, (iv) HSBC Bank USA, National Association and Fifth Third Bank, as documentation agents, and (v) Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as joint lead arrangers and bookrunners.  The Credit Agreement provides for revolving credit loans in the amount of $750 million (the “Revolver”), a swingline subfacility up to $20 million, and up to $10 million subfacility for letters of credit, and a term loan in the amount of $250 million (the “Term Loan”). Amounts outstanding under the Revolver and Term Loan bear interest at our option of (i) the base rate (defined as the higher of (a) the prime rate publicly announced by Wells Fargo (3.75% at the end of the Second Quarter), (b) the federal funds rate plus 0.5% and (c) the London Interbank Offer Rate (“LIBOR”) (0.2% at the end of the Second Quarter) for an interest period of one month plus 1.0%) plus the base rate applicable margin (which varies based upon our consolidated leverage ratio (the “Ratio”) from 0.25% if the Ratio is less than 1.00 to 1.00, to 1.00% if the Ratio is greater than or equal to 2.00 to 1.00) or (ii) the LIBOR rate (defined as the quotient obtained by dividing (a) LIBOR by (b) 1.00 minus the Eurodollar reserve percentage) plus the LIBOR rate applicable margin (which varies based upon the Ratio from 1.25% if the Ratio is less than 1.00 to 1.00 to 2.00% if the Ratio is greater than or equal to 2.00 to 1.00). Amounts outstanding under the swingline subfacility under the Credit Agreement or upon any drawing under a letter of credit bear interest at the base rate plus the base rate applicable margin. Interest based upon the base rate is payable quarterly in arrears. Interest based upon the LIBOR rate is payable either monthly or quarterly in arrears, depending on the interest period selected by us.  The Revolver also contains a commitment fee, determined based upon the Ratio, which varies from 0.20%, if the Ratio is less than 1.00 to 1.00, to 0.35%, if the Ratio is greater than or equal to 2.00 to 1.00.

The Credit Agreement is guaranteed by all of our direct and indirect material domestic subsidiaries and secured by 65% of the total outstanding voting capital stock and 100% of the non-voting capital stock of Fossil Europe B.V., Fossil (East) Limited and Swiss Technology Holding GmbH, certain of our foreign subsidiaries, pursuant to a pledge agreement.

Financial covenants governing the Credit Agreement require us to maintain (i) a consolidated total leverage ratio no greater than 2.50 to 1.00, (ii) a consolidated interest coverage ratio no less than 3.50 to 1.00, and (iii) maximum capital expenditures not in excess of (x) $200.0 million from the closing through the fiscal year ending 2013 and during each of fiscal years 2014 and 2015 and (y) $250.0 million during each fiscal year thereafter, subject to certain adjustments.

The Credit Agreement replaced a credit agreement dated as of December 17, 2010, as amended, by and among us and certain of our subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender, Wells Fargo Securities, LLC, as sole lead arranger and sole book manager and Bank of America, N.A., as lender, which was scheduled to mature on December 17, 2014 (the “Prior Credit Agreement”).  During the Year To Date Period, we borrowed $346.5 million under the Prior Credit Agreement at an average rate of 1.47%. These borrowings were mainly used to fund common stock repurchases. The entire outstanding balance of $248.0 million was repaid on May 17, 2013 using funds borrowed under the Credit Agreement. No penalties or other early termination fees were incurred in connection with the termination of the Prior Credit Agreement.

We had $1.1 million of outstanding standby letters of credit at June 29, 2013 that reduced amounts available under the Revolver. During the Year To Date Period, we borrowed $250.0 million under the Term Loan at an average rate of 1.7%, and we borrowed $80.0 million under the Revolver at an average rate of 1.7%. As of June 29, 2013, the amounts borrowed were still outstanding, and we had $669.0 million available for borrowing under the Revolver. The borrowings made under the Term Loan were used to repay the outstanding balance under the Prior Credit Agreement and to pay upfront fees related to the Credit Agreement. Borrowings under the Revolver were mainly used to fund common stock repurchases.

At the end of the Second Quarter, excluding long-term capital lease obligations of $5.9 million, we had outstanding short-term and long-term borrowings of $0.1 million and $3.5 million, respectively, related to our wholly-owned subsidiary, Fossil Group Europe, Gmbh, in the form of a term note. This note is secured by our building in Basel, Switzerland. This note has a variable interest rate (2.0% at the end of the Second Quarter) and interest payments due quarterly. This note requires minimum principal payments of 100,000 Swiss Francs (approximately $106,000 at the end of the Second Quarter) each year, has no stated maturity and has no penalties for early termination.

During fiscal 2012, we assumed a 500,000 Swiss Franc short-term note payable (the “STP Note”) with Eastime Limited, as lender. The STP Note has a fixed interest rate of 2% with interest due annually. The note originally expired on March 31, 2013 but was extended until June 30, 2013.  The note was repaid upon its expiration on June 30, 2013. At June 29, 2013, Swiss Franc-based borrowings, in U.S. dollars, under the STP Note were approximately $0.5 million.

Due to the deconsolidation of Swiss Technology Components AG (“STC”) during the Second Quarter, the 1.1 million Swiss Franc note entered into by STC on October 31, 2012 is no longer recognized on our condensed consolidated balance sheet as of June 29, 2013. See “Note 2-Acquisitions, Divestiture and Goodwill” for additional disclosures on the deconsolidation of STC.

At June 29, 2013, we were in compliance with all material debt covenants related to all of our credit agreements.  For the remainder of fiscal year 2013, we expect total capital expenditures to be in a range of $67 million to $77 million.  These capital expenditures will be primarily related to global retail store expansion and renovation and investment in technological infrastructure. We believe that cash flows from operations combined with existing cash on hand and amounts available under the Revolver will be sufficient to fund our working capital needs, common stock repurchases and planned capital expenditures for the next twelve months.

Contractual Obligations

As of June 29, 2013, there were no material changes to our contractual obligations set forth in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012, other than those described in “Note 13—Debt” in our notes to our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at June 29, 2013.

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

Foreign Currency Exchange Rate Risk

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

At June 29, 2013, the following table reflects the outstanding foreign exchange forward contracts and their expiration dates (in millions).

Functional Currency		Contract Currency
Type	Amount	Type	Amount	Expiration Through
Euro	179.3	U.S. Dollar	234.6	December 2014
British Pound	20.4	U.S. Dollar	31.7	December 2014
Japanese Yen	2,321.6	U.S. Dollar	26.4	December 2014
Canadian Dollar	28.3	U.S. Dollar	27.7	December 2014
Mexican Peso	148.9	U.S. Dollar	11.6	March 2014
Australian Dollar	11.6	U.S. Dollar	11.4	March 2014

If we were to settle our Euro, British Pound, Japanese Yen, Australian Dollar, Mexican Peso and Canadian Dollar based contracts at June 29, 2013, the net result would have been a net gain of approximately $4.5 million, net of taxes.  At the end of the Second Quarter, a 10% unfavorable change in the U.S. dollar strengthening against foreign currencies to which we have balance sheet transactional exposures, would have decreased net pre-tax income by $6.1 million.  The translation of the balance sheets of our foreign-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. At the end of the Second Quarter, a 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would have reduced consolidated stockholders’ equity by approximately $69.0 million. In our view, these hypothetical losses resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position, results of operations or cash flows.

Interest Rate Risk

We are subject to interest rate volatility with regard to existing and future debt borrowings.  Based on our variable-rate debt outstanding as of June 29, 2013, a 100 basis point increase in interest rates would increase annual interest expense by approximately $2.8 million. Effective July 26, 2013, subsequent to the balance sheet date, we entered into an interest rate swap agreement to manage our exposure to interest rate fluctuations on our Term Loan.  See “Note 14-Subsequent Event” for additional disclosures about our interest rate swap.  We will continue to evaluate our interest rate exposure and the use of interest rate swaps in future periods to mitigate our risk associated with adverse fluctuations in interest rates.

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

Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective at the reasonable assurance level as of June 29, 2013.

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

Item 1A. Risk Factors

There were no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows our common stock repurchases based on settlement date for the fiscal quarter ended June 29, 2013:

			Total Number of Shares	Approximate Dollar Value of Shares
	Total Number	Average	Purchased as Part of	that May Yet Be
	of Shares	Price Paid per	Publicly	Purchased
Period	Purchased (1)	Share	Announced Plans	Under the Plans (2)
March 31, 2013 - April 27, 2013	433,572	$94.72	432,798	$971,015,351
April 28, 2013 - May 25, 2013	164,958	96.37	164,958	955,118,563
May 26, 2013 - June 29, 2013	1,073,830	104.61	1,073,830	842,786,773
Total	1,672,360		1,671,586

(1)                  During the Second Quarter, 774 shares of repurchased common stock were acquired from grantees in connection with income tax withholding obligations arising from vesting of restricted stock grants.  These shares were not part of our publicly announced program to repurchase shares of common stock.

(2)                  On August 10, 2010, we announced a common stock repurchase program pursuant to which up to $30 million could be used to repurchase outstanding shares of our common stock. The $30 million repurchase program has no termination date.  On August 30, 2010, we announced a common stock repurchase program pursuant to which up to $750 million could be used to repurchase outstanding shares of our common stock. The $750 million repurchase program was completed during the first quarter of fiscal year 2013.  In December 2012, we announced a common stock repurchase program pursuant to which up to $1.0 billion could be used to repurchase outstanding shares of our common stock. The $1.0 billion repurchase program has a termination date in December 2016.  During the Second Quarter, approximately 1,672,000 shares of common stock were repurchased pursuant to the $1.0 billion plan.

Item 6. Exhibits

(a)                 Exhibits

Exhibit Number	Document Description

3.1	Third Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 25, 2010).

3.2

Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 28, 2013).

3.3	Fourth Amended and Restated Bylaws of Fossil Group, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on May 28, 2013).

10.1

Credit Agreement, dated as of May 17, 2013, by and among Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Partners, L.P., Arrow Merchandising, Inc., Fossil Stores I, Inc., Fossil Holdings, LLC, Fossil International Holdings, Inc., Wells Fargo Bank, National Association, Bank of America, N.A., JPMorgan Chase Bank, N.A., HSBC Bank USA, National Association, Fifth Third Bank, Wells Fargo Securities, LLC, Merrill Lynch Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC. (The exhibits and schedules to the Credit Agreement have not been filed herewith and will be provided to the Securities and Exchange Commission supplementally upon request.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 20, 2013).

10.2

Guaranty Agreement, dated as of May 17, 2013, executed and delivered by Fossil Intermediate, Inc., Fossil Partners, L.P., Fossil Trust, Fossil Stores I, Inc. and Fossil International Holdings, Inc. to Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 20, 2013).

10.3

Pledge Agreement, dated as of May 17, 2013, by and among Fossil, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 20, 2013).

10.4

Letter Agreement Regarding Acceptance to Serve as an Advisory Director and Election to Decline Participation in the Fossil, Inc. 2008 Long-Term Incentive Plan, executed by Michael Steinberg on May 22, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 28, 2013).

10.5

Letter Agreement Regarding Acceptance to Serve as an Advisory Director and Election to Decline Participation in the Fossil, Inc. 2008 Long-Term Incentive Plan, executed by Donald J. Stone on May 22, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 28, 2013).

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

FOSSIL GROUP, INC.

August 8, 2013	/S/ DENNIS R. SECOR
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

3.2

Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 28, 2013).

3.3	Fourth Amended and Restated Bylaws of Fossil Group, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on May 28, 2013).

10.1

Credit Agreement, dated as of May 17, 2013, by and among Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Partners, L.P., Arrow Merchandising, Inc., Fossil Stores I, Inc., Fossil Holdings, LLC, Fossil International Holdings, Inc., Wells Fargo Bank, National Association, Bank of America, N.A., JPMorgan Chase Bank, N.A., HSBC Bank USA, National Association, Fifth Third Bank, Wells Fargo Securities, LLC, Merrill Lynch Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC. (The exhibits and schedules to the Credit Agreement have not been filed herewith and will be provided to the Securities and Exchange Commission supplementally upon request.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 20, 2013).

10.2

Guaranty Agreement, dated as of May 17, 2013, executed and delivered by Fossil Intermediate, Inc., Fossil Partners, L.P., Fossil Trust, Fossil Stores I, Inc. and Fossil International Holdings, Inc. to Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 20, 2013).

10.3

Pledge Agreement, dated as of May 17, 2013, by and among Fossil, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 20, 2013).

10.4

Letter Agreement Regarding Acceptance to Serve as an Advisory Director and Election to Decline Participation in the Fossil, Inc. 2008 Long-Term Incentive Plan, executed by Michael Steinberg on May 22, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 28, 2013).

10.5

Letter Agreement Regarding Acceptance to Serve as an Advisory Director and Election to Decline Participation in the Fossil, Inc. 2008 Long-Term Incentive Plan, executed by Donald J. Stone on May 22, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 28, 2013).

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