Form 10-Q
period 2013-09-28
Fossil Group, Inc.
filed 2013-11-07
CIK 883569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 28, 2013

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

The number of shares of the registrant’s common stock outstanding as of November 1, 2013: 55,204,589.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

FOSSIL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

IN THOUSANDS

	September 28, 2013	December 29, 2012

Assets
Current assets:
Cash and cash equivalents	$228,899	$177,236
Securities available for sale	0	127
Accounts receivable - net of allowances of $67,482 and $82,362, respectively	360,580	363,456
Inventories	656,585	506,314
Deferred income tax assets-net	35,027	34,238
Prepaid expenses and other current assets	74,359	62,741
Total current assets	1,355,450	1,144,112

Investments	25	6,965
Property, plant and equipment - net of accumulated depreciation of $302,076 and $262,041, respectively	351,626	335,446
Goodwill	204,975	184,793
Intangible and other assets-net	178,115	170,673
Total long-term assets	734,741	697,877
Total assets	$2,090,191	$1,841,989

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$164,541	$149,561
Short-term debt	14,567	2,794
Accrued expenses:
Compensation	69,407	55,563
Royalties	44,491	53,547
Co-op advertising	16,366	24,500
Transaction taxes	22,781	27,973
Other	72,371	61,575
Income taxes payable	32,680	31,265
Total current liabilities	437,204	406,778

Long-term income taxes payable	11,053	8,662
Deferred income tax liabilities	81,724	79,756
Long-term debt	468,369	75,140
Other long-term liabilities	53,039	31,189
Total long-term liabilities	614,185	194,747
Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock, 55,647 and 59,631 shares issued at September 28, 2013 and December 29, 2012, respectively	556	596
Additional paid-in capital	149,906	138,097
Retained earnings	848,002	1,066,082
Accumulated other comprehensive income	30,958	28,760
Total Fossil Group, Inc. stockholders’ equity	1,029,422	1,233,535
Noncontrolling interest	9,380	6,929
Total stockholders’ equity	1,038,802	1,240,464
Total liabilities and stockholders’ equity	$2,090,191	$1,841,989

See notes to the condensed consolidated financial statements.

FOSSIL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED

IN THOUSANDS, EXCEPT PER SHARE DATA

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Net sales	$810,396	$684,170	$2,197,544	$1,909,807
Cost of sales	345,427	302,646	945,203	842,942
Gross profit	464,969	381,524	1,252,341	1,066,865

Operating expenses:
Selling and distribution	229,095	193,276	649,747	570,979
General and administrative	94,842	75,161	260,293	211,841
Total operating expenses	323,937	268,437	910,040	782,820

Operating income	141,032	113,087	342,301	284,045
Interest expense	3,036	1,437	6,016	3,680
Other income-net	259	2,211	9,082	6,185

Income before income taxes	138,255	113,861	345,367	286,550
Provision for income taxes	45,881	33,984	108,604	85,213

Net income	92,374	79,877	236,763	201,337
Less: Net income attributable to noncontrolling interest	2,640	3,086	7,130	9,068
Net income attributable to Fossil Group, Inc.	$89,734	$76,791	$229,633	$192,269

Other comprehensive income (loss), net of taxes:
Currency translation adjustment	$19,277	$12,249	$2,424	$6,639
Unrealized gain (loss) on securities available for sale	558	(4)	475	25
Cash flow hedges-change in fair value	(5,691)	(1,983)	(701)	(1,075)
Total other comprehensive income	14,144	10,262	2,198	5,589

Total comprehensive income	106,518	90,139	238,961	206,926
Less: Comprehensive income attributable to noncontrolling interest	2,640	3,086	7,130	9,068
Comprehensive income attributable to Fossil Group, Inc.	$103,878	$87,053	$231,831	$197,858

Earnings per share:
Basic	$1.59	$1.27	$3.95	$3.13
Diluted	$1.58	$1.26	$3.93	$3.11
Weighted average common shares outstanding:
Basic	56,458	60,573	58,150	61,342
Diluted	56,704	60,955	58,433	61,804

See notes to the condensed consolidated financial statements.

FOSSIL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

IN THOUSANDS

	For the 39 Weeks Ended
	September 28, 2013	September 29, 2012
Operating Activities:
Net income	$236,763	$201,337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	59,639	47,146
Stock-based compensation	11,062	12,858
Decrease in allowance for returns-net of inventory in transit	(3,586)	(2,929)
Loss on disposal of assets	660	1,473
Impairment losses	0	256
Equity in income of joint venture	0	(815)
Gain on equity method investment	(6,510)	0
Decrease in allowance for doubtful accounts	(6,200)	(3,047)
Excess tax benefits from stock-based compensation	(7,204)	(11,223)
Deferred income taxes and other	5,968	4,836
Contingent consideration revaluation	0	(3,585)

Changes in operating assets and liabilities:
Accounts receivable	22,919	41,043
Inventories	(144,726)	(78,487)
Prepaid expenses and other current assets	(9,512)	(1,866)
Accounts payable	14,368	(28,586)
Accrued expenses	(4,806)	(50,141)
Income taxes payable	11,118	40,231
Net cash provided by operating activities	179,953	168,501

Investing Activities:
Additions to property, plant and equipment	(66,334)	(59,710)
Increase in intangible and other assets	(8,959)	(4,980)
Proceeds from the sale of property, plant and equipment, and other	2,027	21
Net change in restricted cash	424	6,903
Business acquisitions-net of cash acquired	(14,896)	(229,151)
Net cash used in investing activities	(87,738)	(286,917)

Financing Activities:
Acquisition of common stock	(460,413)	(205,631)
Distribution of noncontrolling interest earnings	(4,679)	(4,406)
Excess tax benefits from stock-based compensation	7,204	11,223
Debt borrowings	960,116	399,198
Debt payments	(554,078)	(235,688)
Proceeds from exercise of stock options	6,203	5,279
Net cash used in financing activities	(45,647)	(30,025)
Effect of exchange rate changes on cash and cash equivalents	5,095	3,780
Net increase (decrease) in cash and cash equivalents	51,663	(144,661)
Cash and cash equivalents:
Beginning of period	177,236	287,498
End of period	$228,899	$142,837

See notes to the condensed consolidated financial statements.

FOSSIL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1. FINANCIAL STATEMENT POLICIES

Basis of Presentation. On May 22, 2013, the company changed its corporate name from “Fossil, Inc.” to “Fossil Group, Inc.” The condensed consolidated financial statements include the accounts of Fossil Group, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of September 28, 2013, and the results of operations for the thirteen week periods ended September 28, 2013 (“Third Quarter”) and September 29, 2012 (“Prior Year Quarter”), and the thirty-nine week periods ended September 28, 2013 (“Year To Date Period”) and September 29, 2012 (“Prior Year YTD Period”). All adjustments are of a normal, recurring nature.

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

Hedging Instruments. The Company’s derivative instruments consist of foreign exchange forward contracts and an interest rate swap.  The Company’s foreign subsidiaries periodically enter into foreign exchange forward contracts to hedge the future payment of intercompany inventory transactions denominated in U.S. dollars. If the Company’s foreign subsidiaries were to settle their contracts designated as cash flow hedges that were denominated in Euros, British Pounds, Canadian Dollars, Japanese Yen, Mexican Pesos, and Australian Dollars, the net result would have been a loss of approximately $3.3 million, net of taxes, as of September 28, 2013.  Also, the Company has entered into an interest rate swap agreement to effectively convert a portion of variable rate debt obligations from a floating rate to a fixed rate. The Company applies the hedge accounting rules as required by Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). See “Note 8—Derivatives and Risk Management” for additional disclosures about the Company’s use of derivatives.

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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS (in thousands, except per share data):

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Numerator:
Net income attributable to Fossil Group, Inc.	$89,734	$76,791	$229,633	$192,269

Denominator:
Basic EPS computation:
Basic weighted average common shares outstanding	56,458	60,573	58,150	61,342
Basic EPS	$1.59	$1.27	$3.95	$3.13

Diluted EPS computation:
Basic weighted average common shares outstanding	56,458	60,573	58,150	61,342
Stock options, stock appreciation rights and restricted stock units	246	382	283	462
Diluted weighted average common shares outstanding	56,704	60,955	58,433	61,804
Diluted EPS	$1.58	$1.26	$3.93	$3.11

Approximately 227,000, 252,000, 370,000 and 215,000 shares issuable under stock-based awards were not included in the diluted EPS calculation at the end of the Third Quarter, Year To Date Period, Prior Year Quarter and Prior Year YTD Period, respectively, because they were antidilutive.

Restricted Cash. As of September 28, 2013 and December 29, 2012, the Company had short-term restricted cash balances of $41,000 and $0.3 million, respectively, and long-term restricted cash balances of $0.7 million and $1.0 million, respectively, primarily pledged as collateral to secure bank guarantees for the purpose of obtaining retail space.  Short-term restricted cash is reported in prepaid expenses and other current assets in the Company’s condensed consolidated balance sheets as a component of current assets.  Long-term restricted cash is reported in intangible and other assets-net in the Company’s condensed consolidated balance sheets as a component of long-term assets.

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

In March 2013, FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”).  ASU 2013-05 addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity.  The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice.  The guidance in ASU 2013-05 will become effective for the Company for annual periods beginning after December 15, 2013, and interim periods within those years. The Company will apply the guidance prospectively to any derecognition events that may occur after the effective date and does not expect the adoption of ASU 2013-05 to have a material impact on the Company’s condensed consolidated results of operations or financial position.

In December 2011, FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”), to address certain comparability issues between financial statements prepared in accordance with GAAP and those prepared in accordance with International Financial Reporting Standards.  In January 2013, FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”), which clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11.  ASU 2011-11 will require an entity to provide enhanced disclosures about certain financial instruments and derivatives, as defined in ASU 2013-01, to enable users to understand the effects of offsetting in the financial statements as well as the effects of master netting arrangements on an entity’s financial condition.  The amendments in ASU 2011-11 and ASU 2013-01 are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those years, with respective disclosures required for all comparative periods presented.  The Company does not expect the adoption of ASU 2011-11 and ASU 2013-01 to have a material impact on the Company’s condensed consolidated results of operations or financial position.

Recently Adopted Accounting Standards. In July 2012, FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). The amendments in this update permit an entity to make a qualitative assessment to determine if it is more likely than not that an indefinite-lived intangible asset other than goodwill is impaired. If an entity concludes that it is more likely than not that the fair value of an indefinite-lived intangible asset other than goodwill is less than its carrying amount, it is required to perform the quantitative impairment test for that asset. This ASU aligns the guidance of impairment testing for indefinite-lived intangible assets other than goodwill with that in ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). The guidance in ASU 2012-02 was effective for the Company beginning December 30, 2012 and did not have a material impact on the Company’s condensed consolidated results of operations or financial position.

In February 2013, FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”).  FASB issued ASU 2013-02 to improve the transparency of changes in other comprehensive income (“OCI”) and items reclassified out of accumulated other comprehensive income (“AOCI”) in financial statements.  ASU 2013-12 requires an entity to provide information about amounts reclassified out of AOCI by component.  In addition, an entity must present either on the face of the income statement or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income. See “Note 6—Stockholders’ Equity and Benefit Plans” for additional disclosures about the Company’s OCI.  The guidance in ASU 2013-02 became effective for the Company on December 30, 2012 and did not have a material impact on the Company’s condensed consolidated results of operations or financial position.

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

Prior to closing the Skagen Designs acquisition, the Company incurred approximately $600,000 of acquisition-related expenses for legal, accounting and valuation services during fiscal year 2011 and the first quarter of fiscal year 2012. The Company incurred additional acquisition and integration related costs of approximately $8.2 million in fiscal year 2012, subsequent to the closing date. Acquisition and integration costs were reflected in general and administrative expenses on the Company’s condensed consolidated statements of comprehensive income. There were no acquisition and integration costs incurred during the Year To Date Period.

During the first quarter of fiscal year 2013, the Company finalized the purchase accounting for the acquisition, with no change since fiscal year end 2012. Assets acquired and liabilities assumed in the transaction were recorded at their acquisition date fair values, while transaction costs associated with the acquisition were expensed as incurred.

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

The following unaudited pro forma information presents the combined results of operations of Fossil Group, Inc. and Skagen Designs as if the acquisition had occurred at the beginning of the prior year period. The pro forma information is not necessarily indicative of what the financial position or results of operations actually would have been had the acquisition been completed at the beginning of the prior year period presented below. In addition, the unaudited pro forma financial information is not indicative of, nor does it purport to project, the future financial position or operating results of Fossil Group, Inc. The unaudited pro forma information does not give effect to any potential cost savings or other operating efficiencies that could result from the acquisition. The following table presents the unaudited pro forma financial information (in thousands, except per share data):

For the 39 Weeks Ended September 29, 2012

Net sales	$1,940,251
Net income attributable to Fossil Group, Inc.	197,861
Earnings per share:
Basic	$3.23
Diluted	$3.20

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

In accordance with ASC 805, Business Combinations, the Company remeasured its preexisting investment in Fossil Spain to fair value as of January 1, 2013, resulting in a gain of $6.5 million, which was recorded in other income-net on the Company’s condensed consolidated statements of comprehensive income.  The results of Fossil Spain’s operations have been included in the Company’s condensed consolidated financial statements since January 1, 2013. The Company recorded approximately $10.6 million of goodwill related to the acquisition.

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

Of the total consideration for Fossil Spain, 2.2 million Euros (approximately $3.0 million) relating to the contingent consideration for calendar year 2013 was recorded in accrued expenses — other, and 8.9 million Euros (approximately $12.0 million) of the total consideration was recorded in other long-term liabilities in the condensed consolidated balance sheets at September 28, 2013.

Bentrani Watches, LLC Acquisition. On December 31, 2012, the Company purchased substantially all of the assets of Bentrani Watches, LLC (“Bentrani”).  Bentrani was a distributor of watch products in 16 Latin American countries and was based in Miami, Florida.  Bentrani was the Company’s largest third-party distributor and had partnered with the Company for ten years.  The purchase price was $26.0 million, comprised of $18.7 million in cash and $7.3 million in forgiveness of a payable to the Company. The Company recorded approximately $8.3 million of goodwill related to the acquisition. The results of Bentrani’s operations have been included in the Company’s condensed consolidated financial statements since the acquisition date.  On June 28, 2013, the Company also obtained control of Bentrani Chile SpA (“Bentrani Chile”), and the results of Bentrani Chile’s operations have been included in the Company’s condensed consolidated financial statements since that date.  The terms of the Bentrani Chile acquisition were not significant.

Swiss Technology Components AG Divestiture.  On April 24, 2013, Swiss Technology Holding GmbH (“STH”), a wholly owned subsidiary of the Company, sold 80% of STH’s share in Swiss Technology Components AG (“STC”). During the second quarter of fiscal year 2013, STC was deconsolidated as a result of the Company’s termination of control and is now accounted for under the cost method.

Goodwill is the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed.  The changes in the carrying amount of goodwill, which is not subject to amortization, were as follows (in thousands):

	North America wholesale	Europe wholesale	Asia Pacific wholesale	Total
Balance at December 29, 2012	$109,270	$63,884	$11,639	$184,793
Acquisitions	8,265	10,641	0	18,906
Foreign currency changes	(19)	1,322	(27)	1,276
Balance at September 28, 2013	$117,516	$75,847	$11,612	$204,975

3. INVENTORIES

Inventories consisted of the following (in thousands):

	September 28, 2013	December 29, 2012
Components and parts	$49,658	$62,731
Work-in-process	9,600	8,071
Finished goods	597,327	435,512
Inventories	$656,585	$506,314

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

	For the 39 Weeks Ended
	September 28, 2013	September 29, 2012
Beginning balance	$13,383	$10,996
Settlements in cash or kind	(7,624)	(4,591)
Warranties issued and adjustments to preexisting warranties (1)	8,622	6,561
Liabilities assumed in acquisition	340	595
Ending balance	$14,721	$13,561

(1)         Changes in cost estimates related to preexisting warranties are aggregated with accruals for new standard warranties issued and foreign currency changes.

5.  INCOME TAXES

The Company’s income tax expense and related effective rate were as follows (in thousands, except percentage data):

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Income tax expense	$45,881	$33,984	$108,604	$85,213
Income tax rate	33.2%	29.8%	31.4%	29.7%

The higher effective tax rate in the Third Quarter and the Year To Date Period was primarily due to the impact of adjusting the estimated full year rate to reflect a shift in geographical earnings mix.

As of September 28, 2013, the total amount of unrecognized tax benefits, excluding interest and penalties, was $10.0 million, of which $6.1 million would favorably impact the effective tax rate in future periods, if recognized. The U.S. Internal Revenue Service completed its examination of the Company’s 2007-2009 federal income tax returns, and the Company has settled all outstanding federal income tax liabilities for those years.  The Company is subject to examinations in various state and foreign jurisdictions for its 2006-2012 tax years, none of which the Company believes are individually significant. Audit outcomes and timing of audit settlements are subject to significant uncertainty.

The Company has classified uncertain tax positions as long-term income taxes payable, unless such amounts are expected to be paid within twelve months of the condensed consolidated balance sheet date. As of September 28, 2013, the Company had recorded $0.2 million of unrecognized tax benefits, excluding interest and penalties, for positions that could be settled within the next twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes receivable/payable, respectively. The total amount of accrued income tax-related interest and penalties included in the condensed consolidated balance sheets at September 28, 2013 was $1.0 million and $0.3 million, respectively. For the Third Quarter, the Company accrued income tax-related interest expense of $0.1 million.

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

During the Year To Date Period, the Company effectively retired 4.3 million shares of common stock repurchased under its repurchase programs. The effective retirement of repurchased common stock decreased common stock by $42,700, additional paid-in capital by $6.2 million, retained earnings by $447.7 million and treasury stock by $454.0 million. At December 29, 2012 and September 28, 2013, all treasury stock had been effectively retired. As of September 28, 2013, the Company had $614.6 million of repurchase authorizations remaining under the combined repurchase plans.

The following table reflects the Company’s common stock repurchase activity for the periods indicated (in millions):

			For the 13 Weeks Ended September 28, 2013		For the 39 Weeks Ended September 28, 2013
Fiscal Year Authorized	Dollar Value Authorized	Termination Date	Number of Shares Repurchased	Dollar Value Repurchased	Number of Shares Repurchased	Dollar Value Repurchased
2012	$1,000.0	December 2016	2.0	$228.2	3.9	$415.4
2010	$30.0	None	0.0	$0.0	0.0	$0.0
2010	$750.0	December 2013(1)	0.0	$0.0	0.4	$38.6

(1)         In the first quarter of fiscal year 2013, the Company completed this repurchase plan.

Stock-Based Compensation Plans. The Company accounts for stock-based compensation in accordance with the provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”), using the Black-Scholes option pricing model to determine the fair value of stock options and stock appreciation rights at the date of grant. Grants under the Company’s stock-based compensation plans generally include: (i) stock options, restricted stock and restricted stock units for its international employees, (ii) restricted stock units for its non-employee directors and (iii) stock appreciation rights, restricted stock and restricted stock units for its U.S.-based employees.

The following table summarizes stock options and stock appreciation rights activity during the Third Quarter:

Stock Options and Stock Appreciation Rights	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	in thousands			in thousands
Outstanding at June 29, 2013	823	$72.14	6.3	$31,815
Granted	3	108.15
Exercised	(49)	39.05		3,934
Forfeited or expired	(28)	101.50
Outstanding at September 28, 2013	749	73.42	6.2	34,909
Exercisable at September 28, 2013	451	$56.95	5.4	$27,838

The aggregate intrinsic value shown in the table above is before income taxes and is based on (i) the exercise price for outstanding and exercisable options/rights at September 28, 2013 and (ii) the fair market value of the Company’s common stock on the exercise date for options/rights that were exercised during the Third Quarter.

Stock Options and Stock Appreciation Rights Outstanding and Exercisable. The following table summarizes information with respect to stock options and stock appreciation rights outstanding and exercisable at September 28, 2013:

	Stock Options Outstanding			Stock Options Exercisable
			Weighted-
		Weighted-	Average		Weighted-
		Average	Remaining		Average
	Number of	Exercise	Contractual	Number of	Exercise
Range of Exercise Prices	Shares	Price	Term (Years)	Shares	Price
	in thousands			in thousands
$13.65 - $21.51	89	$15.38	4.6	68	$15.93
$21.51 - $34.59	82	28.70	3.1	82	28.70
$34.59 - $67.10	85	39.66	5.9	85	39.66
$67.10 - $106.40	126	81.04	7.5	71	80.85
$106.40 - $131.46	184	128.08	8.3	66	128.08
Total	566	$72.16	6.4	372	$56.42

	Stock Appreciation Rights Outstanding			Stock Appreciation Rights Exercisable
			Weighted-
		Weighted-	Average		Weighted-
		Average	Remaining		Average
	Number of	Exercise	Contractual	Number of	Exercise
Range of Exercise Prices	Shares	Price	Term (Years)	Shares	Price
	in thousands			in thousands
$13.65 - $21.51	23	$13.65	3.5	9	$13.65
$21.51 - $34.59	20	29.13	2.3	20	29.13
$34.59 - $67.10	24	41.31	4.7	21	39.46
$67.10 - $106.40	69	92.37	6.7	11	81.23
$106.40 - $131.46	47	126.40	6.2	18	127.95
Total	183	$77.29	5.4	79	$59.39

Restricted Stock and Restricted Stock Units. The following table summarizes restricted stock and restricted stock unit activity during the Third Quarter:

		Weighted-Average
	Number of	Grant Date Fair
Restricted Stock and Restricted Stock Units	Shares	Value
	in thousands
Nonvested at June 29, 2013	221	$96.47
Granted	19	110.91
Vested	(6)	69.73
Forfeited	(9)	91.76
Nonvested at September 28, 2013	225	$98.61

The total fair value of restricted stock and restricted stock units vested during the Third Quarter was approximately $0.6 million.

Accumulated Other Comprehensive Income. The following table illustrates changes in the balances of each component of accumulated other comprehensive income, net of taxes (in thousands):

	For the 13 Weeks Ended September 28, 2013
	Currency Translation Adjustments	Securities Available for Sale	Forward Contracts	Interest Rate Swap	Total
Beginning balance	$13,328	$(558)	$4,044	$0	$16,814
Other comprehensive income (loss) before reclassifications, net of tax benefit of $4,457	19,277	558	(4,733)	(922)	14,180

Amounts reclassed from accumulated other comprehensive income, net of tax expense of $31	0	0	326	(290)	36

Total other comprehensive income (loss)	19,277	558	(5,059)	(632)	14,144

Ending balance	$32,605	$0	$(1,015)	$(632)	$30,958

	For the 13 Weeks Ended September 29, 2012
	Currency Translation Adjustments	Securities Available for Sale	Forward Contracts	Interest Rate Swap	Total
Beginning balance	$13,343	$(417)	$4,581	$0	$17,507
Other comprehensive income (loss) before reclassifications, net of tax benefit of $1,849	12,249	(4)	(121)	0	12,124

Amounts reclassed from accumulated other comprehensive income, net of tax expense of $973	0	0	1,862	0	1,862

Total other comprehensive income (loss)	12,249	(4)	(1,983)	0	10,262

Ending balance	$25,592	$(421)	$2,598	$0	$27,769

	For the 39 Weeks Ended September 28, 2013
	Currency Translation Adjustments	Securities Available for Sale	Forward Contracts	Interest Rate Swap	Total
Beginning balance	$30,181	$(475)	$(946)	$0	$28,760
Other comprehensive income (loss) before reclassifications, net of tax benefit of $651	2,424	475	1,055	(922)	3,032

Amounts reclassed from accumulated other comprehensive income, net of tax expense of $623	0	0	1,124	(290)	834

Total other comprehensive income (loss)	2,424	475	(69)	(632)	2,198

Ending balance	$32,605	$0	$(1,015)	$(632)	$30,958

	For the 39 Weeks Ended September 29, 2012
	Currency Translation Adjustments	Securities Available for Sale	Forward Contracts	Interest Rate Swap	Total
Beginning balance	$18,953	$(446)	$3,673	$0	$22,180
Other comprehensive income (loss) before reclassifications, net of tax expense of $133	6,639	25	3,090	0	9,754

Amounts reclassed from accumulated other comprehensive income, net of tax expense of $2,138	0	0	4,165	0	4,165

Total other comprehensive income (loss)	6,639	25	(1,075)	0	5,589

Ending balance	$25,592	$(421)	$2,598	$0	$27,769

See “Note 8—Derivatives and Risk Management” for additional disclosures about the Company’s use of derivatives.

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

Summary information by operating segment was as follows (in thousands):

	For the 13 Weeks Ended September 28, 2013		For the 13 Weeks Ended September 29, 2012
	Net Sales	Operating Income	Net Sales	Operating Income

North America wholesale:
External customers	$300,707	$76,689	$253,997	$55,328
Intersegment	54,318		44,891
Europe wholesale:
External customers	209,507	56,180	163,453	39,267
Intersegment	51,888		43,913
Asia Pacific wholesale:
External customers	104,835	36,046	97,636	36,258
Intersegment	287,100		254,841
Direct to consumer	195,347	18,567	169,084	22,865
Intersegment items	(393,306)		(343,645)
Corporate		(46,450)		(40,631)
Consolidated	$810,396	$141,032	$684,170	$113,087

	For the 39 Weeks Ended September 28, 2013		For the 39 Weeks Ended September 29, 2012
	Net Sales	Operating Income	Net Sales	Operating Income

North America wholesale:
External customers	$816,565	$203,418	$728,808	$154,695
Intersegment	149,280		133,770
Europe wholesale:
External customers	554,171	131,178	464,114	$101,899
Intersegment	131,289		113,126
Asia Pacific wholesale:
External customers	287,798	94,069	258,689	$95,062
Intersegment	742,190		582,559
Direct to consumer	539,010	41,784	458,196	$46,957
Intersegment items	(1,022,759)		(829,455)
Corporate		(128,148)		(114,568)
Consolidated	$2,197,544	$342,301	$1,909,807	$284,045

The following tables reflect net sales for each class of similar products in the periods presented (in thousands, except percentage data):

	For the 13 Weeks Ended September 28, 2013		For the 13 Weeks Ended September 29, 2012
	Net Sales	Percentage of Total	Net Sales	Percentage of Total

Watches	$619,087	76.4%	$516,994	75.6%
Leathers	114,692	14.1	106,976	15.6
Jewelry	57,320	7.1	39,973	5.8
Other	19,297	2.4	20,227	3.0
Total	$810,396	100.0%	$684,170	100.0%

	For the 39 Weeks Ended		For the 39 Weeks Ended
	September 28, 2013		September 29, 2012
	Net Sales	Percentage of Total	Net Sales	Percentage of Total

Watches	$1,679,329	76.4%	$1,412,181	74.0%
Leathers	309,228	14.1	307,931	16.1
Jewelry	146,677	6.7	116,903	6.1
Other	62,310	2.8	72,792	3.8
Total	$2,197,544	100.0%	$1,909,807	100.0%

8. DERIVATIVES AND RISK MANAGEMENT

The Company is exposed to certain risks relating to its ongoing business operations, which it attempts to manage by using derivative instruments. The primary risks managed by using derivative instruments are the fluctuations in global currencies that will ultimately be used by non-U.S. dollar functional currency subsidiaries to settle future payments of intercompany inventory transactions denominated in U.S. dollars. Specifically, the Company projects future intercompany purchases by its non-U.S. dollar functional currency subsidiaries generally over a period of up to 18 months. The Company enters into foreign currency forward contracts (“forward contracts”) generally for up to 65% of the forecasted purchases to manage fluctuations in global currencies that will ultimately be used to settle such U.S. dollar denominated inventory purchases. Forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon settlement date. The majority of the Company’s forward contracts are designated as single cash flow hedges. Fluctuations in exchange rates will either increase or decrease the Company’s U.S. dollar equivalent cash flows from these intercompany inventory transactions, which will affect the Company’s U.S. dollar earnings. Gains or losses on the forward contracts are expected to offset these fluctuations to the extent the cash flows are hedged by the forward contracts. The Company also periodically enters into forward contracts to manage exchange rate risks associated with certain non-inventory intercompany transactions and to which the Company does not elect hedge treatment. All of the Company’s outstanding forward contracts were designated as hedging instruments as of September 28, 2013 and December 29, 2012.

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

At the inception of each forward contract hedge, the hedging relationship is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk. The Company assesses hedge effectiveness under the critical terms matched method at inception and at least quarterly throughout the life of the hedging relationship. If the critical terms (i.e., amounts, currencies and settlement dates) of the forward contract match the terms of the forecasted transaction, the Company concludes that the hedge is effective.

The Company is also exposed to interest rate risk related to its U.S.-based term loan (“Term Loan”).  To manage the interest rate risk related to this loan, the Company entered into an interest rate swap agreement on July 26, 2013 with a term of approximately five years. The objective of this hedge is to offset the variability of future payments associated with interest rates on the Term Loan. The interest rate swap agreement hedges approximately $250 million of 1-month LIBOR-based variable rate debt obligations under the Term Loan. Under the terms of the agreement, the Company will pay a fixed interest rate of 1.288% per annum on a notional amount of $250 million to the swap counterparty, which will amortize over the remaining life of the Term Loan to coincide with the amortization of the underlying loan.

The Company will receive interest from the swap counterparty at a variable rate based on 1-month LIBOR. This hedge is designated as a cash flow hedge.

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

All derivative instruments are recognized as either assets or liabilities at fair value in the condensed consolidated balance sheets. Derivatives designated as cash flow hedges are recorded at fair value at each balance sheet date and the change in fair value is recorded to accumulated other comprehensive income (loss) within the equity section of the balance sheet until such derivative’s gains (losses) become realized or the cash flow hedge relationship is terminated. If the cash flow hedge relationship is terminated, the derivative’s gains or losses that are recorded in accumulated other comprehensive income (loss) will be recognized in earnings when the hedged cash flows occur. However, for cash flow hedges that are terminated because the forecasted transaction is not expected to occur in the original specified time period, the derivative’s gains or losses are immediately recognized in earnings. There were no gains or losses reclassified into earnings as a result of the discontinuation of cash flow hedges in the Third Quarter, Prior Year Quarter, Year To Date Period or Prior Year YTD Period. Hedge accounting is discontinued if it is determined that the derivative is not highly effective. The Company records all forward contract cash flow hedge assets and liabilities on a gross basis as they do not meet the balance sheet netting criteria because the Company does not have master netting agreements established with the derivative counterparties that would allow for net settlement.

As of September 28, 2013, the Company had the following outstanding forward contracts that were entered into to hedge the future payments of intercompany inventory transactions (in millions):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Euro	175.8	U.S. Dollar	231.6
British Pound	21.7	U.S. Dollar	33.7
Canadian Dollar	31.0	U.S. Dollar	30.1
Japanese Yen	2,342.0	U.S. Dollar	25.6
Mexican Peso	166.0	U.S. Dollar	12.8
Australian Dollar	12.1	U.S. Dollar	11.4

The effective portion of gains and losses on derivative instruments that was recognized in other comprehensive income (loss), net of taxes during the Third Quarter, Prior Year Quarter, Year To Date Period and the Prior Year YTD Period is set forth below (in thousands):

Derivatives Designated as Cash	For the 13 Weeks Ended	For the 13 Weeks Ended
Flow Hedges Under ASC 815	September 28, 2013	September 29, 2012
Foreign exchange forward contracts	$(4,733)	$(121)
Interest rate swap	(922)	0
Total loss recognized in other comprehensive income	$(5,655)	$(121)

	For the 39 Weeks	For the 39 Weeks
Derivatives Designated as Cash	Ended	Ended
Flow Hedges Under ASC 815	September 28, 2013	September 29, 2012
Foreign exchange forward contracts	$1,055	$3,090
Interest rate swap	(922)	0
Total gain recognized in other comprehensive income	$133	$3,090

The following table illustrates the effective portion of gains and losses on derivative instruments recorded in other comprehensive income (loss), net of taxes during the term of the hedging relationship and reclassified into earnings, and gains and losses on derivatives not designated as hedging instruments recorded directly to earnings during the Third Quarter, Prior Year Quarter, Year To Date Period, and Prior Year YTD Period (in thousands):

	Condensed
	Consolidated
	Statements of Comprehensive		For the 13 Weeks	For the 13 Weeks
Derivative Contracts Under	Income		Ended	Ended
ASC 815	Location		September 28, 2013	September 29, 2012
Foreign exchange contracts designated as cash flow hedging instruments	Other income-net	Total gain reclassified from other comprehensive income	$326	$1,862

Foreign exchange contracts not designated as hedging instruments	Other income-net	Total gain (loss) recognized in income	$0	$0
Interest rate swap designated as cash flow hedging instruments	Interest expense	Total loss reclassified from other comprehensive income	$(290)	$0

	Condensed
	Consolidated
	Statements of		For the 39 Weeks	For the 39 Weeks
Derivative Contracts Under	Comprehensive		Ended September 28,	Ended September 29,
ASC 815	Income Location		2013	2012
Foreign exchange contracts designated as cash flow hedging instruments	Other income-net	Total gain reclassified from other comprehensive income	$1,124	$4,165

Foreign exchange contracts not designated as hedging instruments	Other income-net	Total (loss) recognized in income	$(74)	$0

Interest rate swap designated as cash flow hedging instruments	Interest expense	Total loss reclassified from other comprehensive income	$(290)	$0

The following table discloses the fair value amounts for the Company’s derivative instruments as separate asset and liability values, presents the fair value of derivative instruments on a gross basis, and identifies the line items in the condensed consolidated balance sheets in which the fair value amounts for these categories of derivative instruments are included (in thousands):

	Asset Derivatives				Liability Derivatives
	September 28, 2013		December 29, 2012		September 28, 2013		December 29, 2012
	Condensed		Condensed		Condensed		Condensed
	Consolidated		Consolidated		Consolidated		Consolidated
Derivative Contracts Under	Balance	Fair	Balance	Fair	Balance	Fair	Balance	Fair
ASC 815	Sheets Location	Value	Sheets Location	Value	Sheets Location	Value	Sheets Location	Value
Foreign exchange contracts designated as cash flow hedging instruments	Prepaid expenses and other current assets	$2,893	Prepaid expenses and other current assets	$2,336	Accrued expenses- other	$6,857	Accrued expenses- other	$4,560
Interest rate contracts designated as cash flow hedging instruments	Prepaid expenses and other current assets	0	Prepaid expenses and other current assets	0	Accrued expenses- other	219	Accrued expenses- other	0
Foreign exchange contracts designated as cash flow hedging instruments	Intangible and other assets- net	49	Intangible and other assets- net	240	Other long-term liabilities	1,065	Other long-term liabilities	582
Interest rate contracts designated as cash flow hedging instruments	Intangible and other assets- net	0	Intangible and other assets- net	0	Other long-term liabilities	784	Other long-term liabilities	0
Total		$2,942		$2,576		$8,925		$5,142

At the end of the Third Quarter, the Company had forward contracts with maturities extending through March 2015. The estimated net amount of the existing gains or losses at September 28, 2013 that is expected to be reclassified into earnings within the next twelve months is a loss of $2.7 million. See “Note 1—Financial Statement Policies” for additional disclosures on foreign currency hedging instruments.

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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 28, 2013 (in thousands):

	Fair Value at September 28, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Forward contracts	$0	$2,942	$0	$2,942
Deferred compensation plan assets:
Investment in publicly traded mutual funds	2,329	0	0	2,329
Total	$2,329	$2,942	$0	$5,271
Liabilities:
Contingent consideration	$0	$0	$7,936	$7,936
Forward contracts	0	7,922	0	7,922
Interest rate swaps	0	1,003	0	1,003
Total	$0	$8,925	$7,936	$16,861

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

The Company has evaluated its short-term and long-term debt and believes, based on the interest rates, related terms and maturities, that the fair values of such instruments approximate their carrying amounts. As of September 28, 2013 and December 29, 2012, the carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated their fair values due to the short-term maturities of these accounts.

The fair value of the contingent consideration liability related to Fossil Spain is determined using Level 3 inputs. See “Note 2 — Acquisitions, Divestiture and Goodwill” for additional disclosure about the acquisition. The contingent consideration is based on Fossil Spain’s earnings during the three year period from January 1, 2013 to December 31, 2015.  The contingent consideration for calendar years 2013 and 2014 will be paid each year within thirty days of calculation of the amount. The contingent consideration for calendar year 2015 will be paid upon the execution of the purchase agreement in 2016. The fair value of the contingent consideration was determined using present value techniques with forecasted future cash flows for Fossil Spain as the significant unobservable input. Future revenue growth based on management’s projections for calendar years 2013, 2014, and 2015 ranges from 3% to 10%. Operating expenses are projected to be approximately 28% of revenues for calendar years 2013, 2014, and 2015. A discount rate of 19% was used to calculate the present value of the contingent consideration. An increase in future cash flows may result in a higher estimated fair value of the contingent consideration liability. Alternatively, a decrease in future cash flows may result in a lower estimated fair value of the contingent consideration liability. Future changes in the estimated fair value of the contingent consideration liability, if any, will be reflected in earnings. None of the assumptions underlying the estimates have changed since the first quarter of fiscal year 2013.

10. CONTROLLING AND NONCONTROLLING INTEREST

The following tables summarize the changes in equity attributable to controlling and noncontrolling interest (in thousands):

	Fossil Group, Inc.		Total
	Stockholders’	Noncontrolling	Stockholders’
	Equity	Interest	Equity
Balance at December 29, 2012	$1,233,535	$6,929	$1,240,464
Net income	229,633	7,130	236,763
Currency translation adjustments	2,424	0	2,424
Unrealized gain on securities available for sale	475	0	475
Forward contracts hedging intercompany foreign currency payments - change in fair values	(69)	0	(69)
Interest rate swap hedges - change in fair values	(632)	0	(632)
Common stock issued upon exercise of stock options and stock appreciation rights	6,203	0	6,203
Tax benefit derived from stock-based compensation	7,204	0	7,204
Distribution of noncontrolling interest earnings	0	(4,679)	(4,679)
Acquisition of common stock	(460,413)	0	(460,413)
Stock-based compensation expense	11,062	0	11,062
Balance at September 28, 2013	$1,029,422	$9,380	$1,038,802

	Fossil Group, Inc.		Total
	Stockholders’	Noncontrolling	Stockholders’
	Equity	Interest	Equity
Balance at December 31, 2011	$1,105,929	$10,917	$1,116,846
Net income	192,269	9,068	201,337
Currency translation adjustments	6,639	0	6,639
Unrealized gain on securities available for sale	25	0	25
Forward contracts hedging intercompany foreign currency payments - change in fair values	(1,075)	0	(1,075)
Common stock issued upon exercise of stock options and stock appreciation rights	5,279	0	5,279
Tax benefit derived from stock-based compensation	11,223	0	11,223
Distribution of noncontrolling interest earnings	0	(4,406)	(4,406)
Business acquisitions	19,899	81	19,980
Acquisition of common stock	(205,631)	0	(205,631)
Stock-based compensation expense	12,858	0	12,858
Balance at September 29, 2012	$1,147,415	$15,660	$1,163,075

11. INTANGIBLE AND OTHER ASSETS

The following table summarizes intangible and other assets (in thousands):

		September 28, 2013		December 29, 2012
	Useful	Gross	Accumulated	Gross	Accumulated
	Lives	Amount	Amortization	Amount	Amortization
Intangibles-subject to amortization:
Trademarks	10 yrs.	$4,175	$2,628	$4,135	$2,400
Customer lists	5-10 yrs.	42,996	13,013	32,144	9,980
Patents	3-20 yrs.	2,273	1,224	2,273	815
Noncompete agreement	6 yrs.	1,905	476	1,895	237
Other	7-20 yrs.	261	203	258	194
Total intangibles-subject to amortization		51,610	17,544	40,705	13,626
Intangibles-not subject to amortization:
Trade names		83,650		83,647
Other assets:
Key money deposits		35,081	15,884	35,655	14,060
Other deposits		21,924		17,591
Deferred compensation plan assets		2,329		3,188
Deferred tax asset-net		6,149		6,536
Restricted cash		702		991
Shop-in-shop		14,303	6,958	11,396	5,297
Other		2,753	0	3,948	1
Total other assets		83,241	22,842	79,305	19,358
Total intangible and other assets		$218,501	$40,386	$203,657	$32,984
Total intangible and other assets-net			$178,115		$170,673

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

Amortization expense for intangible assets was approximately $1.3 million, $0.9 million, $3.9 million and $2.4 million for the Third Quarter, Prior Year Quarter, Year To Date Period, and Prior Year YTD Period, respectively. Estimated aggregate future amortization expense by fiscal year for intangible assets is as follows (in thousands):

Amortization Expense
2013 (remaining)	$1,285
2014	5,147
2015	4,755
2016	4,616
2017	4,358
2018	3,993

12. COMMITMENTS AND CONTINGENCIES

Litigation. The Company is occasionally subject to litigation or other legal proceedings in the normal course of its business. The Company does not believe that the outcome of any currently pending legal matters, individually or collectively, will have a material effect on the business or financial condition of the Company.

13. DEBT

Foreign-Based Activity.  Due to the deconsolidation of STC during the second quarter of fiscal year 2013, the 1.1 million Swiss Franc short-term note entered into by STC on October 31, 2012 is no longer recognized on the Company’s condensed consolidated balance sheets as of September 28, 2013. See “Note 2-Acquisitions, Divestiture and Goodwill” for additional disclosures on the deconsolidation of STC.

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

Amounts outstanding under the Revolver and Term Loan bear interest at the Company’s option of (i) the base rate (defined as the higher of (a) the prime rate publicly announced by Wells Fargo (3.25% at the end of the Third Quarter), (b) the federal funds rate plus 0.5% and (c) the London Interbank Offer Rate (“LIBOR”) (0.18% at the end of the Third Quarter) for an interest period of one month plus 1.0%) plus the base rate applicable margin (which varies based upon the Company’s consolidated leverage ratio (the “Ratio”) from 0.25% if the Ratio is less than 1.00 to 1.00, to 1.00% if the Ratio is greater than or equal to 2.00 to 1.00) or (ii) the LIBOR rate (defined as the quotient obtained by dividing (a) LIBOR by (b) 1.00 minus the Eurodollar reserve percentage) plus the LIBOR rate applicable margin (which varies based upon the Ratio from 1.25% if the Ratio is less than 1.00 to 1.00, to 2.00% if the Ratio is greater than or equal to 2.00 to 1.00). Amounts outstanding under the swingline loan under the Credit Agreement or upon any drawing under a letter of credit bear interest at the base rate plus the base rate applicable margin. Interest based upon the base rate is payable quarterly in arrears. Interest based upon the LIBOR rate is payable either monthly or quarterly in arrears, depending on the interest period selected by the Company. The Revolver also includes a commitment fee ranging from 0.20% to 0.35% for any amounts not drawn under the Revolver.

The Credit Agreement replaced a credit agreement dated as of December 17, 2010, as amended, by and among the Company and certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender, Wells Fargo Securities, LLC, as sole lead arranger and sole book manager and Bank of America, N.A., as lender, which was scheduled to mature on December 17, 2014 (the “Prior Credit Agreement”).  Under the Prior Credit Agreement, the Company incurred no interest during the Third Quarter and approximately $1.2 million of interest expense during the Year To Date Period.  Additionally, during the Year To Date Period, the Company had total borrowings of $346.5 million and repayments of $411.5 million, inclusive of the final payment of $248 million. The Company incurred approximately $0.8 million and $1.4 million of interest expense related to the Prior Credit Agreement during the Prior Year Quarter and Prior Year YTD Period, respectively. On May 17, 2013, the entire amount outstanding under the Prior Credit Agreement was repaid using funds borrowed under the Credit Agreement. No penalties or other early termination fees were incurred in connection with the termination of the Prior Credit Agreement.

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

During the Year To Date Period, the Company had borrowings of $250 million under the Term Loan which was used to pay off amounts outstanding under the Prior Credit Agreement and pay upfront fees related to the Credit Agreement.

During the Year To Date Period, the Company also had borrowings of $363.1 million under the Revolver which was used primarily to fund common stock repurchases and normal operating expenses, and repayments of $142.1 million. As of September 28, 2013, $250.0 million and $221.0 million were outstanding under the Term Loan and the Revolver, respectively, of which $12.5 million was classified as short-term.  Amounts available under the Revolver are reduced by any amounts outstanding under standby letters of credit. As of September 28, 2013, the Company had available borrowings of approximately $527.9 million under the Revolver. The Company incurred approximately $1.0 million and $1.5 million of interest expense related to the Term Loan during the Third Quarter and Year To Date Period, respectively. The Company incurred approximately $0.6 million of interest expense related to the Revolver during each of the Third Quarter and Year To Date Period.

Financial covenants in the Credit Agreement require the Company to maintain (i) a consolidated leverage ratio no greater than 2.50 to 1.00, (ii) a consolidated interest coverage ratio no less than 3.50 to 1.00, and (iii) maximum capital expenditures not in excess of (x) $200.0 million from the closing through the fiscal year ending 2013 and during each of fiscal years 2014 and 2015 and (y) $250.0 million during each fiscal year thereafter, subject to certain adjustments. The Credit Agreement contains representations, warranties, covenants, events of default and indemnities that are customary for agreements of this type. The Company was in compliance with all covenants in the Credit Agreement as of September 28, 2013 and during the Third Quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition and results of operations of Fossil Group, Inc. and its wholly and majority-owned subsidiaries for the thirteen and thirty-nine week periods ended September 28, 2013 (the “Third Quarter” and “Year To Date Period,” respectively) as compared to the thirteen and thirty-nine week periods ended September 29, 2012 (the “Prior Year Quarter” and “Prior Year YTD Period,” respectively). This discussion should be read in conjunction with the condensed consolidated financial statements and the related notes thereto.

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

Domestically, we sell our products through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, Company-owned retail and outlet stores, mass market stores, and through our FOSSIL® catalogs and website. Our wholesale customer base includes, among others, Dillard’s, JCPenney, Kohl’s, Macy’s, Neiman Marcus, Nordstrom, Saks Fifth Avenue, Target and Wal-Mart. In the United States, our network of Company-owned stores included 151 retail stores located in premier retail sites and 115 outlet stores located in major outlet malls as of September 28, 2013. In addition, we offer an extensive collection of our FOSSIL brand products on our website, www.fossil.com, as well as proprietary and licensed watch and jewelry brands through other managed and affiliate websites.

Internationally, our products are sold to department stores, specialty retail stores and specialty watch and jewelry stores in approximately 130 countries worldwide through 25 Company-owned foreign sales subsidiaries and through a network of over 60 independent distributors. Our products are offered on airlines and cruise ships and in international Company-owned retail stores.  Internationally, our network of Company-owned stores included 186 retail stores and 73 outlet stores in select international markets as of September 28, 2013. Our products are also sold through licensed and franchised FOSSIL retail stores, retail concessions operated by us and kiosks in certain international markets, as well as our websites in certain countries.

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

Results of Operations

Executive Summary

During the Third Quarter, sales growth was 18% as compared to the Prior Year Quarter with each of our geographic regions contributing to the increase in sales. We achieved growth in each of our core businesses with sales of FOSSIL branded products growing 13%, the relatively newly acquired SKAGEN brand up 29% and our global watch portfolio rising 20%.  Our FOSSIL brand growth was led by the continued strength of watches combined with favorable responses to our new jewelry line.  The SKAGEN brand continues to benefit from its integration into our global network, with stronger overall sales and expanded distribution through new doors in Europe and Asia.  Our Third Quarter sales growth rate, primarily in our North American wholesale business, was favorably impacted by shipment timing shifts. Our direct to consumer business grew during the Third Quarter as we expanded our owned store base globally.  Global comps in our owned retail stores were down slightly driven by the challenging retail environment in the U.S., which was almost entirely offset by increases in our international stores highlighted by improved store productivity in Europe.  Even though we experienced lower traffic in our U.S. full price stores, conversion rates were up showing the strength of our assortment.  We are seeing encouraging signs in outlet comps as we continue to expand the penetration of “made for” products in outlet doors.

Building on our sales growth, gross margins and operating margins also expanded including the favorable impact of the shipment timing shifts. Gross margins benefitted from a shift in sales mix resulting from the growth in our international markets and favorable impacts from concession expansion.  In addition, gross margins were favorably impacted by the recent strengthening of jewelry sales and the continued strong performance of watches, both of which carry higher margins relative to other product categories.  Partially offsetting these increases were the unfavorable impacts of promotional activities to drive traffic and clear prior seasons’ products, especially in the U.S. outlet stores.  As a result of the strong gross margins that more than offset our operating expense deleveraging during the Third Quarter, we realized operating margin expansion.  The increase in operating expenses for the Third Quarter was generally in line with plans, as we continued to invest in initiatives to support long-term growth.

During the Third Quarter, we invested $228.2 million to repurchase 2.0 million shares of our common stock for a total of 4.3 million shares repurchased in fiscal 2013. Our financial performance combined with our repurchase activity resulted in earnings of $1.58 per diluted share.  Looking forward to the balance of fiscal 2013, we anticipate that the retail environment will remain challenging, especially in the U.S. Many retailers are signaling an expectation that the holiday season will be highly promotional compounded by Thanksgiving occurring later in the holiday calendar this year resulting in the elimination of six shopping days from the holiday period.  Despite these challenges, management is committed to delivering our objectives and recognizes the need to remain flexible and monitor the competitive landscape carefully to drive our business and protect the integrity of our brands for the long-term.

Quarterly Periods Ended September 28, 2013 and September 29, 2012

Consolidated Net Sales.  Net sales increased $126.2 million or 18.4% for the Third Quarter as compared to the Prior Year Quarter, representing sales growth in all significant product categories. Watch sales continued to deliver strong year-over-year growth with an increase of $102.1 million or 19.7%.  We believe that we continue to gain market share in the watch category as we maximize the potential for our brands with our global distribution infrastructure and design innovation.  Our jewelry product category contributed favorably to the Third Quarter net sales growth, increasing $17.3 million or 43.3%, as our new global assortment has resonated well with consumers in the current fiscal year.  In addition, net sales of leathers products grew $7.7 million or 7.2%, as a result of liquidation of prior seasons’ product and customers responding favorably to our new leathers product offerings.  The Third Quarter sales growth rate was also favorably impacted by the current year shift of $20 million of sales, primarily in North America, from the fiscal 2013 fourth quarter into the Third Quarter, along with the prior year delay of $17 million of holiday shipments to North American wholesale customers, which shifted sales from the Prior Year Quarter into the fiscal 2012 fourth quarter. Net sales information by product category is summarized as follows (dollars in millions):

	For the 13 Weeks Ended
	September 28, 2013		September 29, 2012
		Percentage		Percentage	Growth (Decline)
	Amounts	of Total	Amounts	of Total	Dollars	Percentage

Watches	$619.1	76.4%	$517.0	75.6%	$102.1	19.7%
Leathers	114.7	14.1	107.0	15.6	7.7	7.2
Jewelry	57.3	7.1	40.0	5.8	17.3	43.3
Other	19.3	2.4	20.2	3.0	(0.9)	(4.5)
Total net sales	$810.4	100.0%	$684.2	100.0%	$126.2	18.4%

The following table sets forth consolidated net sales by segment (dollars in millions):

	For the 13 Weeks Ended
	September 28, 2013		September 29, 2012
		Percentage		Percentage	Growth
	Amounts	of Total	Amounts	of Total	Dollars	Percentage
Wholesale:
North America	$300.7	37.1%	$254.0	37.1%	$46.7	18.4%
Europe	209.5	25.9	163.5	23.9	46.0	28.1
Asia Pacific	104.8	12.9	97.6	14.3	7.2	7.4
Total wholesale	615.0	75.9	515.1	75.3	99.9	19.4
Direct to consumer	195.4	24.1	169.1	24.7	26.3	15.6
Total net sales	$810.4	100.0%	$684.2	100.0%	$126.2	18.4%

North America Wholesale Net Sales.  North America wholesale net sales increased $46.7 million or 18.4% during the Third Quarter in comparison to the Prior Year Quarter, representing growth across the U.S., Canada and Latin America.  The quarterly comparison includes the benefit of about $16 million in earlier deliveries in the current year along with a $17 million benefit from the delay in holiday orders in the prior year. The increase in North America wholesale sales was led by watches increasing $42.0 million or 21.5%, followed by our jewelry and leathers categories rising $3.4 million or 33.0%, and $2.3 million or 5.1%, respectively.  The Third Quarter was favorably impacted by increased liquidation sales largely driven by clearing our inventory of prior seasons’ leather products.

Europe Wholesale Net Sales.  Europe wholesale net sales increased $46.0 million or 28.1% ($38.1 million or 23.3% in constant currency) representing growth across most geographies within the European region.  We experienced particularly strong sales growth in Germany, the United Kingdom, Eastern Europe and the Middle East.  While France showed improvement with modest sales growth, Italy experienced a small sales decline in the Third Quarter and continues to be our most challenging European market.  On a constant currency basis, product category sales growth was primarily driven by an increase of $27.7 million or 21.3%, in our watch category and jewelry contributed an increase of $8.4 million or 44.3%.

Asia Pacific Wholesale Net Sales.  Asia Pacific wholesale net sales expanded by $7.2 million or 7.4%, despite adverse movements in the Japanese Yen and Australian Dollar.  In constant currency, the net sales growth was $12.6 million or 12.9%.  Our watch category made the greatest contribution, increasing $12.6 million or 14.1% in constant currency.  We experienced sales growth across most markets in Asia Pacific, with China, Japan and India delivering the strongest performances in the region.  At the end of the Third Quarter, we operated 301 concession locations in Asia, with a net seven new concessions opened during the Third Quarter.  For the Third Quarter, concession sales increased primarily as a result of new door growth.

Direct to Consumer Net Sales.  Direct to consumer net sales for the Third Quarter increased by $26.3 million or 15.6%, in comparison to the Prior Year Quarter, primarily as a result of an increase in the average number of Company-owned stores open during the Third Quarter partially offset by comparable store sales decreases of 0.5%.  Positive comparable store sales results in the international markets, which were particularly strong in Europe, were offset by weak traffic and a highly promotional environment in the U.S.  Sales of jewelry products were strongest, while both watches and leathers performed slightly below the Company’s overall same store sales results.

The following table sets forth the number of stores by concept for the periods indicated below:

	September 28, 2013			September 29, 2012
	North America	Other International	Total	North America	Other International	Total
Full price accessory	115	162	277	110	153	263
Outlets	115	73	188	89	50	139
Clothing	30	2	32	31	2	33
Full price multi-brand	6	22	28	3	12	15
Total stores	266	259	525	233	217	450

During the Third Quarter, we opened 35 new stores and closed three stores. For fiscal year 2013, we anticipate opening a total of approximately 70 net new retail stores globally, with a focus internationally and in outlet stores.

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

Gross Profit.  Gross profit increased by 21.9% to $465.0 million in the Third Quarter compared to $381.5 million in the Prior Year Quarter as a result of increased sales and gross profit margin expansion.  Gross profit margin increased 160 basis points to 57.4% in the Third Quarter compared to 55.8% in the Prior Year Quarter.  The increase in gross profit margin was primarily driven by a more favorable regional sales mix given the growth in international markets, the impact of concession expansion and a greater sales mix of higher margin watch and jewelry products.  Gross profit margin was unfavorably impacted by outlet promotions to drive traffic and clear prior season products.

Operating Expenses. Total operating expenses in the Third Quarter increased by $55.5 million and, as a percentage of net sales, increased to 40.0% as compared to 39.2% in the Prior Year Quarter.  The operating expense rate comparison was favorably impacted by the shifts in timing of shipments during the current and prior years. The translation of foreign-denominated expenses in the Third Quarter increased operating expenses by approximately $1.5 million as a result of the weaker U.S. dollar.  Operating expense increases were primarily attributable to continued investments in our retail store and concession expansion, enhanced marketing programs, infrastructure investments to support growth and global initiatives and the impact of newly acquired businesses.

Operating Income.  Operating income increased $27.9 million or 24.7%, in the Third Quarter compared to the Prior Year Quarter.  As a percentage of net sales, operating income increased to 17.4% in the Third Quarter compared to 16.5% of net sales in the Prior Year Quarter.  During the Third Quarter, operating income was negatively impacted by approximately $0.9 million as a result of the translation of foreign-based sales and expenses into U.S. dollars.  Operating income was favorably impacted by margin expansion in our wholesale businesses, partially offset by decreased margins in our direct to consumer business.  Margin expansion in our wholesale businesses was primarily a result of a favorable shift in sales to higher margin geographic regions and an increase in sales mix to sales of higher margin watch and jewelry products, while decreased margins in our direct to consumer business were largely driven by liquidation of prior seasons’ leather products and outlet promotional activity.  Both operating income and operating margin were favorably impacted by the current year and prior year shipment timing shifts.  Operating income was also negatively impacted by decreased operating expense leverage in our Asia Pacific wholesale segment as we continue to invest in the region.  Profitability by operating segment is summarized as follows (dollars in millions):

	For the 13 Weeks Ended
	September	September	Growth (Decline)
	28, 2013	29, 2012	Dollars	Percentage

Wholesale:
North America	$76.7	$55.3	$21.4	38.7%
Europe	56.2	39.2	17.0	43.4
Asia Pacific	36.0	36.3	(0.3)	(0.8)
Total wholesale	168.9	130.8	38.1	29.1
Direct to consumer	18.6	22.9	(4.3)	(18.8)
Corporate	(46.5)	(40.6)	(5.9)	14.5
Total operating income	$141.0	$113.1	$27.9	24.7%

Interest Expense.  Interest expense increased by $1.6 million during the Third Quarter primarily as a result of increased debt levels in comparison to the Prior Year Quarter.

Other Income-Net.  Other income-net decreased unfavorably by $2.0 million in comparison to the Prior Year Quarter.  This decrease was primarily driven by net foreign currency losses resulting from mark-to-market hedging and other transactional activities as compared to net gains in the Prior Year Quarter.

Provision for Income Taxes.  Income tax expense for the Third Quarter was $45.9 million, resulting in an effective income tax rate of 33.2%.  For the Prior Year Quarter, income tax expense was $34.0 million, resulting in an effective income tax rate of 29.8%.  The higher effective tax rate in the Third Quarter was primarily due to the impact of adjusting the estimated full year tax rate to reflect a shift in geographical earnings mix along with management’s decision in the prior year to indefinitely reinvest the undistributed earnings of certain foreign subsidiaries.

Net Income Attributable to Fossil Group, Inc. Third Quarter net income attributable to Fossil Group, Inc. increased by 16.9% to $89.7 million, or $1.58 per diluted share, in comparison to $76.8 million, or $1.26 per diluted share, in the Prior Year Quarter.  The Third Quarter results included an $0.11 per diluted share benefit as a result of a lower outstanding share count due to common stock repurchases under our ongoing stock repurchase program, partially offset by net unfavorable foreign currency impacts of $0.03 per diluted share. In addition, the favorable shift in sales into the Third Quarter in the current year is approximately $0.14 per diluted share. The unfavorable impact on prior year results from the delay of holiday shipments, which shifted sales from the Prior Year Quarter into the fourth quarter last year was approximately $0.11 per diluted share.

Year to Date Periods Ended September 28, 2013 and September 29, 2012

Consolidated Net Sales.  Net sales rose $287.7 million or 15.1% for the Year To Date Period in comparison to the Prior Year YTD Period, representing sales growth across each of our wholesale and Direct to consumer segments.  Global watch sales delivered the strongest performance, increasing $267.1 million or 18.9%.  Our jewelry category also favorably impacted the Year To Date Period, increasing $29.8 million or 25.5%, as our new global assortment resonated well with consumers.  These sales gains were partially offset by sales decreases in eyewear of $8.2 million or 29.3%, as a result of decreased sell through rates at retail.  Net sales information by product category is summarized as follows (dollars in millions):

	For the 39 Weeks Ended
	September 28, 2013		September 29, 2012
		Percentage		Percentage	Growth (Decline)
	Amounts	of Total	Amounts	of Total	Dollars	Percentage

Watches	$1,679.3	76.4%	$1,412.2	74.0%	$267.1	18.9%
Leathers	309.2	14.1	307.9	16.1	1.3	0.4
Jewelry	146.7	6.7	116.9	6.1	29.8	25.5
Other	62.3	2.8	72.8	3.8	(10.5)	(14.4)
Total net sales	$2,197.5	100.0%	$1,909.8	100.0%	$287.7	15.1%

The following table sets forth consolidated net sales by segment (dollars in millions):

	For the 39 Weeks Ended
	September 28, 2013		September 29, 2012
		Percentage		Percentage	Growth
	Amounts	of Total	Amounts	of Total	Dollars	Percentage
Wholesale:
North America	$816.5	37.2%	$728.8	38.2%	$87.7	12.0%
Europe	554.2	25.2	464.1	24.3	90.1	19.4
Asia Pacific	287.8	13.1	258.7	13.5	29.1	11.2
Total wholesale	1,658.5	75.5	1,451.6	76.0	206.9	14.3
Direct to consumer	539.0	24.5	458.2	24.0	80.8	17.6
Total net sales	$2,197.5	100.0%	$1,909.8	100.0%	$287.7	15.1%

North America Wholesale Net Sales.  For the Year To Date Period, North America wholesale net sales increased $87.7 million or 12.0%, compared to the Prior Year YTD Period.  Sales growth in the Year To Date Period was principally driven by sales gains in watches of $96.9 million or 17.6%, and jewelry of $5.0 million or 18.2%.  These sales increases were partially offset by decreases in leathers and eyewear of $5.3 million or 4.0%, and $4.8 million or 44.6%, respectively.  The year to date comparison includes the benefit of about $16 million in earlier deliveries in the current year along with a $17 million benefit from a delay in holiday orders in the prior year.  The Year To Date Period was negatively impacted by approximately $10 million as a result of the misalignment of our fiscal calendar with the National Retail Federation (“NRF”) calendar, on which many of our customers operate.  The NRF calendar included an extra week in January 2013 as compared to our fiscal calendar.  The extra week on our fiscal calendar will take place in January 2014, leaving every month in this fiscal year misaligned.  Accordingly, our fiscal calendar will not re-align with the NRF calendar until January 2014.

Europe Wholesale Net Sales.  Europe wholesale net sales increased $90.1 million or 19.4%, for the Year To Date Period as compared to the Prior Year YTD Period, inclusive of a $9.3 million favorable impact from the translation of foreign-denominated sales.  On a constant currency basis, sales growth was led by a $71.4 million or 20.1% increase in watch sales and a $12.8 million or 21.3% increase in our jewelry business.  These sales gains were partially offset by decreases in our eyewear and leathers categories of $4.0 million or 55.9%, and $3.3 million or 10.6%, respectively.

Asia Pacific Wholesale Net Sales.  For the Year To Date Period as compared to the Prior Year YTD Period, Asia Pacific wholesale net sales rose $29.1 million or 11.2%, principally as a result of a $31.0 million or 13.3% increase in watches, partially offset by a $1.4 million or 10.3% decrease in leathers products.  The translation of foreign-based sales negatively impacted the Year To Date Period by $10.1 million.  Concession sales increased in the Year To Date Period in comparison to the Prior Year YTD Period primarily a result of new door growth.

Direct to Consumer Net Sales.  For the Year To Date Period, net sales from our Direct to consumer segment increased $80.8 million or 17.6%, in comparison to the Prior Year YTD Period, primarily as a result of an increase in the average number of Company-owned stores open and comparable store sales increases of 1.1%.

Gross Profit.  For the Year To Date Period, gross profit margin increased 110 basis points to 57.0% compared to 55.9% in the Prior Year YTD Period.  The gross profit margin for the Year To Date Period was impacted by factors similar to those experienced during the Third Quarter.

Operating Expenses. For the Year To Date Period, operating expenses expressed as a percentage of net sales increased to 41.4% compared to 41.0% in the Prior Year YTD Period and included a $0.8 million favorable impact from the translation of foreign-based expenses into U.S. dollars.  On a constant currency basis, operating expenses for the Year To Date Period increased by $128.1 million primarily as a result of the same factors impacting the Third Quarter.

Operating Income.  During the Year To Date Period, operating profit margin increased to 15.6% as compared to 14.9% in the Prior Year YTD Period.  Operating income for the Year To Date Period included approximately $3.5 million of net currency losses related to the translation of foreign-based sales and expenses into U.S. dollars.  Operating income was favorably impacted by margin expansion in our wholesale businesses, partially offset by decreased margins in our Direct to consumer business and decreased operating expense leverage in our Asia Pacific wholesale segment as a result of factors similar to those experienced in the Third Quarter.  Both operating income and operating margin were favorably impacted by the current year and prior year shipment timing shifts. Profitability by operating segment is summarized as follows (dollars in millions):

	For the 39 Weeks Ended
	September	September	Growth (Decline)
	28, 2013	29, 2012	Dollars	Percentage

Wholesale:
North America	$203.4	$154.7	$48.7	31.5%
Europe	131.2	101.9	29.3	28.8
Asia Pacific	94.1	95.0	(0.9)	(0.9)
Total wholesale	428.7	351.6	77.1	21.9
Direct to consumer	41.8	47.0	(5.2)	(11.1)
Corporate	(128.2)	(114.6)	(13.6)	11.9
Total operating income	$342.3	$284.0	$58.3	20.5%

Interest Expense.  Interest expense increased by $2.3 million during the Year To Date Period primarily as a result of increased debt levels in comparison to the Prior Year YTD Period.

Other Income-Net.  For the Year To Date Period, other income-net increased favorably by $2.9 million in comparison to the Prior Year YTD Period.  This increase was primarily driven by a $6.5 million non-cash, mark-to-market valuation gain related to our right to acquire in 2015 the outstanding 50% of Fossil, S.L. (“Fossil Spain”), our Spanish joint venture 50% owned by General De Relojeria, S.A., partially offset by decreased net foreign currency gains resulting from mark-to-market hedging and other transactional activities as compared to the Prior Year YTD Period.

Provision For Income Taxes. Income tax expense was $108.6 million for the Year To Date Period, resulting in an effective income tax rate of 31.4%. For the Prior Year YTD Period, income tax expense was $85.2 million, resulting in an effective income tax rate of 29.7%.  The higher effective tax rate in the Year To Date Period was primarily due to a change in our geographical earnings mix along with management’s decision in the prior year to indefinitely reinvest the undistributed earnings of certain foreign subsidiaries..

Net Income Attributable to Fossil Group, Inc.  For the Year To Date Period, net income attributable to Fossil Group, Inc. of $229.6 million, or $3.93 per diluted share, represented a 19.4% increase compared to $192.3 million, or $3.11 per diluted share earned during the Prior Year YTD Period.  The Year To Date Period results included a $6.5 million non-cash, non-operating gain, which benefitted earnings by $0.11 per diluted share, related to our right to acquire in 2015 the remaining 50% of Fossil Spain.  Additionally, net income attributable to Fossil Group, Inc. for the Year To Date Period included net foreign currency losses of $0.08 per diluted share, a $0.21 per diluted share benefit as a result of a 5.5% lower outstanding share count due to common stock repurchases under our ongoing stock repurchase program and a $0.09 per diluted share benefit as a result of the net favorable shift in sales into the Year To Date Period. The unfavorable impact on prior year results from the delay of holiday shipments, which shifted sales from the Prior Year YTD Period into the fourth quarter last year was approximately $0.11 per diluted share.

Liquidity and Capital Resources

Historically, our business operations have not required substantial cash during the first several months of our fiscal year. Generally, starting in the third quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our quarterly cash requirements are also impacted by the number of new stores we open, other capital expenditures and strategic investments such as acquisitions and stock repurchases. Our cash and cash equivalents balance at the end of the Third Quarter was $228.9 million, including $190.6 million held in banks outside the U.S., in comparison to cash and cash equivalents of $142.8 million at the end of the Prior Year Quarter and $177.2 million at the end of fiscal year 2012.

Net cash provided by operating activities of $180.0 million was partially offset by net cash used in investing and financing activities of $87.7 million and $45.6 million, respectively, during the Year To Date Period.  Excluding net non-cash activities of $53.8 million, net cash provided by operating activities during the Year To Date Period consisted primarily of net income of $236.8 million, partially offset by uses of cash related to net increases in working capital of $110.6 million. Net cash used in investing activities during the Year To Date Period was primarily driven by $66.3 million of capital expenditures and $14.9 million used for business acquisitions, net of cash acquired. During the Year To Date Period, net cash used in financing activities was principally comprised of $460.4 million of common stock acquisitions, partially offset by $406.0 million of net debt borrowings. Net debt borrowings primarily consisted of draws and repayments made under our credit facility.

Accounts receivable, net of allowances, increased by 24.0% to $360.6 million at the end of the Third Quarter compared to $290.7 million at the end of the Prior Year Quarter, primarily as a result of increased wholesale sales and acquisitions.  Days sales outstanding for our wholesale segments for the Third Quarter increased slightly as a result of acquisitions and the earlier timing of holiday shipments.

Inventory at the end of the Third Quarter was $656.6 million, representing an increase of 11.5% from the Prior Year Quarter inventory balance of $589.0 million.  Our inventory growth was driven by new store and concession growth, investments in components to preserve production flow and our acquisitions.

In fiscal year 2010, our Board of Directors approved two common stock repurchase programs pursuant to which up to $30 million and $750 million, respectively, could be used to repurchase outstanding shares of our common stock.  In December 2012, our Board of Directors approved an additional common stock repurchase program pursuant to which up to $1.0 billion could be used to repurchase outstanding shares of our common stock. All of these repurchase programs are conducted pursuant to Rule 10b-18 of the Securities Exchange Act of 1934.

The following tables reflect our common stock repurchase activity for the periods indicated (in millions):

			For the 13 Weeks Ended September 28, 2013		For the 39 Weeks Ended September 28, 2013
Fiscal Year Authorized	Dollar Value Authorized	Termination Date	Number of Shares Repurchased	Dollar Value Repurchased	Number of Shares Repurchased	Dollar Value Repurchased
2012	$1,000.0	December 2016	2.0	$228.2	3.9	$415.4
2010	$30.0	None	0.0	$0.0	0.0	$0.0
2010	$750.0	December 2013(1)	0.0	$0.0	0.4	$38.6

(1)         In the first quarter of fiscal year 2013, we completed this repurchase plan.

			For the 13 Weeks Ended September 29, 2012		For the 39 Weeks Ended September 29, 2012
Fiscal Year Authorized	Dollar Value Authorized	Termination Date	Number of Shares Repurchased	Dollar Value Repurchased	Number of Shares Repurchased	Dollar Value Repurchased
2010	$30.0	None	0.0	$0.0	0.0	$0.0
2010	$750.0	December 2013	1.0	$78.2	2.3	$196.3

We effectively retired 4.3 million shares of the common stock repurchased under our repurchase programs during the Year To Date Period. We account for the retirements by allocating the repurchase price, which is based upon the equity contribution associated with historical issuances, to common stock, additional paid-in capital and retained earnings. The effective retirement of common stock repurchased during the Year To Date Period decreased common stock by $42,700, additional paid-in capital by $6.2 million, retained earnings by $447.7 million and treasury stock by $454.0 million. We effectively retired 8.5 million shares of our common stock during the Prior Year YTD Period that were repurchased under our repurchase programs during our 2012, 2011 and 2010 fiscal years. The effective retirement during the Prior Year YTD Period of common stock repurchased decreased common stock by $85,000, additional paid-in capital by $49.3 million, retained earnings by $597.7 million and treasury stock by $647 million. At December 29, 2012 and September 28, 2013, all treasury stock had been effectively retired. As of September 28, 2013, we had $614.6 million of repurchase authorizations remaining under the combined repurchase plans.

At the end of the Third Quarter, we had working capital of $918.2 million compared to working capital of $789.4 million at the end of the Prior Year Quarter.  Additionally, at the end of the Third Quarter, we had approximately $14.6 million of outstanding short-term borrowings and $468.4 million in long-term debt.

On May 17, 2013, we entered into a five year Credit Agreement (the “Credit Agreement”) with (i) the lenders party thereto (ii) Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, swingline lender and issuing lender, (iii) Bank of America, N.A. and JPMorgan Chase Bank, N.A., as syndication agents, (iv) HSBC Bank USA, National Association and Fifth Third Bank, as documentation agents, and (v) Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as joint lead arrangers and bookrunners.  The Credit Agreement provides for revolving credit loans in the amount of $750 million (the “Revolver”), a swingline subfacility up to $20 million, an up to $10 million subfacility for letters of credit, and a term loan in the amount of $250 million (the “Term Loan”). Amounts outstanding under the Revolver and Term Loan bear interest at our option of (i) the base rate (defined as the higher of (a) the prime rate publicly announced by Wells Fargo (3.25% at the end of the Third Quarter), (b) the federal funds rate plus 0.5% and (c) the London Interbank Offer Rate (“LIBOR”) (0.18% at the end of the Third Quarter) for an interest period of one month plus 1.0%) plus the base rate applicable margin (which varies based upon our consolidated leverage ratio (the “Ratio”) from 0.25% if the Ratio is less than 1.00 to 1.00, to 1.00% if the Ratio is greater than or equal to 2.00 to 1.00) or (ii) the LIBOR rate (defined as the quotient obtained by dividing (a) LIBOR by (b) 1.00 minus the Eurodollar reserve percentage) plus the LIBOR rate applicable margin (which varies based upon the Ratio from 1.25% if the Ratio is less than 1.00 to 1.00 to 2.00% if the Ratio is greater than or equal to 2.00 to 1.00). Amounts outstanding under the swingline subfacility under the Credit Agreement or upon any drawing under a letter of credit bear interest at the base rate plus the base rate applicable margin. Interest based upon the base rate is payable quarterly in arrears. Interest based upon the LIBOR rate is payable either monthly or quarterly in arrears, depending on the interest period selected by us.  The Revolver also contains a commitment fee, determined based upon the Ratio, which varies from 0.20%, if the Ratio is less than 1.00 to 1.00, to 0.35%, if the Ratio is greater than or equal to 2.00 to 1.00.

The Credit Agreement is guaranteed by all of our direct and indirect material domestic subsidiaries and secured by 65% of the total outstanding voting capital stock and 100% of the non-voting capital stock of Fossil Europe B.V., Fossil (East) Limited and Swiss Technology Holding GmbH, certain of our foreign subsidiaries, pursuant to a pledge agreement.

Financial covenants in the Credit Agreement require us to maintain (i) a consolidated total leverage ratio no greater than 2.50 to 1.00, (ii) a consolidated interest coverage ratio no less than 3.50 to 1.00, and (iii) maximum capital expenditures not in excess of (x) $200.0 million from the closing through the fiscal year ending 2013 and during each of fiscal years 2014 and 2015 and (y) $250.0 million during each fiscal year thereafter, subject to certain adjustments.

The Credit Agreement replaced a credit agreement dated as of December 17, 2010, as amended, by and among us and certain of our subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender, Wells Fargo Securities, LLC, as sole lead arranger and sole book manager, and Bank of America, N.A., as lender, which was scheduled to mature on December 17, 2014 (the “Prior Credit Agreement”).  During the Year To Date Period, we borrowed $346.5 million under the Prior Credit Agreement at an average rate of 1.47%. These borrowings were mainly used to fund common stock repurchases. The entire outstanding balance of $248.0 million was repaid on May 17, 2013 using funds borrowed under the Credit Agreement. No penalties or other early termination fees were incurred in connection with the termination of the Prior Credit Agreement.

During the Year To Date Period, we borrowed $250.0 million under the Term Loan at an average rate of 1.63%, and we borrowed $363.1 million under the Revolver at an average rate of 1.42% and repaid $142.1 million. As of September 28, 2013, $250.0 million and $221.0 million were outstanding under the Term Loan and the Revolver, respectively.  We had $1.1 million of outstanding standby letters of credit at September 28, 2013.  Amounts available under the Revolver are reduced by any amounts outstanding under standby letters of credit. As of September 28, 2013, we had $527.9 million available for borrowing under the Revolver. The borrowings made under the Term Loan were used to repay the outstanding balance under the Prior Credit Agreement and to pay upfront fees related to the Credit Agreement. Borrowings under the Revolver were mainly used to fund common stock repurchases and normal operating expenses.

At the end of the Third Quarter, we had outstanding short-term and long-term borrowings of $0.1 million and $3.6 million, respectively, related to our wholly-owned subsidiary, Fossil Group Europe, Gmbh, in the form of a term note. This note is secured by our building in Basel, Switzerland. This note has a variable interest rate (2% at the end of the Third Quarter) and interest payments due quarterly. This note requires minimum principal payments of 100,000 Swiss Francs (approximately $110,000 at the end of the Third Quarter) each year, has no stated maturity and has no penalties for early termination.

During fiscal 2012, we assumed a 500,000 Swiss Franc short-term note payable (the “STP Note”) with Eastime Limited, as lender. The STP Note has a fixed interest rate of 2% with interest due annually. The STP Note originally expired on March 31, 2013 but we are negotiating an extension of the maturity date.  At September 28, 2013, Swiss Franc-based borrowings, in U.S. dollars, under the STP Note were approximately $0.6 million.

Due to the deconsolidation of Swiss Technology Components AG (“STC”) during the Third Quarter, the 1.1 million Swiss Franc note entered into by STC on October 31, 2012 is no longer recognized on our condensed consolidated balance sheets as of September 28, 2013. See “Note 2-Acquisitions, Divestiture and Goodwill” in the notes to our condensed consolidated financial statements for additional disclosures on the deconsolidation of STC.

At the end of the Third Quarter, we had short-term and long-term capital lease obligations of $0.9 million and $6.2 million, respectively.

At September 28, 2013, we were in compliance with all material debt covenants related to all of our credit agreements.  For the remainder of fiscal year 2013, we expect total capital expenditures to be in an approximate range of $30 million to $35 million.  These capital expenditures will be primarily related to global retail store expansion and renovation and investment in technological infrastructure. We believe that cash flows from operations combined with existing cash on hand and amounts available under the Revolver will be sufficient to fund our working capital needs, common stock repurchases and planned capital expenditures for the next twelve months.

Contractual Obligations

As of September 28, 2013, there were no material changes to our contractual obligations set forth in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012, other than those described in “Note 13—Debt” in the notes to our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at September 28, 2013.

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

At September 28, 2013, the following table reflects the outstanding foreign exchange forward contracts and their expiration dates (in millions).

Functional Currency		Contract Currency
Type	Amount	Type	Amount	Expiration Through
Euro	175.8	U.S. Dollar	231.6	March 2015
British Pound	21.7	U.S. Dollar	33.7	March 2015
Canadian Dollar	31.0	U.S. Dollar	30.1	March 2015
Japanese Yen	2,342.0	U.S. Dollar	25.6	March 2015
Mexican Peso	166.0	U.S. Dollar	12.8	June 2014
Australian Dollar	12.1	U.S. Dollar	11.4	June 2014

If we were to settle our Euro, British Pound, Canadian Dollar, Japanese Yen, Mexican Peso and Australian Dollar based forward contracts at September 28, 2013, the net result would have been a net loss of approximately $3.3 million, net of taxes. At the end of the Third Quarter, a 10% unfavorable change in the U.S. dollar strengthening against foreign currencies to which we have balance sheet transactional exposures, would have decreased net pre-tax income by $10.8 million. The translation of the balance sheets of our foreign-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. At the end of the Third Quarter, a 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would have reduced consolidated stockholders’ equity by approximately $76.3 million. In our view, these hypothetical losses resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position, results of operations or cash flows.

Interest Rate Risk

We are subject to interest rate volatility with regard to existing and future debt borrowings. Effective July 26, 2013, we entered into an interest rate swap agreement with a term of approximately five years to manage our exposure to interest rate fluctuations on our Term Loan.  We will continue to evaluate our interest rate exposure and the use of interest rate swaps in future periods to mitigate our risk associated with adverse fluctuations in interest rates.

Based on our variable-rate debt outstanding as of September 28, 2013, excluding our $250.0 million Term Loan debt hedged with an interest rate swap agreement, a 100 basis point increase in interest rates would increase annual interest expense by approximately $2.2 million.

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

Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective at the reasonable assurance level as of September 28, 2013.

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

Item 1A. Risk Factors

There were no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows our common stock repurchases based on settlement date for the fiscal quarter ended September 28, 2013:

			Total Number of Shares	Approximate Dollar Value of Shares
	Total Number	Average	Purchased as Part of	that May Yet Be
	of Shares	Price Paid per	Publicly	Purchased
Period	Purchased (1)	Share	Announced Plans	Under the Plans (2)
June 30, 2013 - July 27, 2013	957,869	$108.28	956,878	$739,179,496
July 28, 2013 - August 24, 2013	456,946	113.96	456,946	687,108,003
August 25, 2013 - September 28, 2013	624,500	$116.11	624,500	$614,597,800
Total	2,039,315		2,038,324

(1)                  During the Third Quarter, 991 shares of repurchased common stock were acquired from grantees in connection with income tax withholding obligations arising from vesting of restricted stock grants.  These shares were not part of our publicly announced program to repurchase shares of common stock.

(2)                  On August 10, 2010, we announced a common stock repurchase program pursuant to which up to $30 million could be used to repurchase outstanding shares of our common stock. The $30 million repurchase program has no termination date.  On August 30, 2010, we announced a common stock repurchase program pursuant to which up to $750 million could be used to repurchase outstanding shares of our common stock. The $750 million repurchase program was completed during the first quarter of fiscal year 2013.  In December 2012, we announced a common stock repurchase program pursuant to which up to $1.0 billion could be used to repurchase outstanding shares of our common stock. The $1.0 billion repurchase program has a termination date in December 2016.  During the Third Quarter, approximately 2 million shares of our common stock were repurchased pursuant to the $1.0 billion plan.

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

32.1(2)

Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(2)

Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(1)	XBRL Instance Document.

101.SCH(1)	XBRL Taxonomy Extension Schema Document.

101.DEF(1)	XBRL Taxonomy Extension Definition Link Document.

101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)                  Filed herewith.

(2)                  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOSSIL GROUP, INC.

November 7, 2013	/S/ DENNIS R. SECOR
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

3.3	Fourth Amended and Restated Bylaws of Fossil Group, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on May 28, 2013).

31.1(1)	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1(2)	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(2)	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(1)	XBRL Instance Document.

101.SCH(1)	XBRL Taxonomy Extension Schema Document.

101.DEF(1)	XBRL Taxonomy Extension Definition Link Document.

101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)                  Filed herewith.

(2)                  Furnished herewith.