Form 10-K
period 2013-12-28
Fossil Group, Inc.
filed 2014-02-26
CIK 883569

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 28, 2013
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of Common Stock, $0.01 par value per share (the "Common Stock"), held by non-affiliates of the registrant, based on the last sale price of the Common Stock as reported by the NASDAQ Global Select Market on June 29, 2013 was $4,296,257,512. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

         As of February 20, 2014, 54,012,283 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's proxy statement to be furnished to shareholders in connection with its 2014 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

FOSSIL GROUP, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 28, 2013
INDEX

        In this Form 10-K, references to "we," "our," and the "Company" refer to Fossil Group, Inc. and its subsidiaries on a consolidated basis.

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

        Domestically, we sell our products through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, Company-owned retail and outlet stores, mass market stores and through our FOSSIL® website. Our wholesale customer base includes, among others, Dillard's, JCPenney, Kohl's, Macy's, Neiman Marcus, Nordstrom, Saks Fifth Avenue, Target and Wal-Mart. In the United States ("U.S."), our network of Company-owned stores included 123 retail stores located in premier retail sites and 119 outlet stores located in major outlet malls as of December 28, 2013. In addition, we offer an extensive collection of our FOSSIL brand products through our website at www.fossil.com, as well as proprietary and licensed watch and jewelry brands through other managed and affiliate websites.

        Internationally, our products are sold to department stores, specialty retail stores, and specialty watch and jewelry stores in approximately 150 countries worldwide through 25 Company-owned foreign sales subsidiaries and through a network of over 60 independent distributors. Our products are offered on airlines and cruise ships and in international Company-owned retail stores. Internationally, our network of Company-owned stores included 214 retail stores and 87 outlet stores as of December 28, 2013. Our products are also sold through licensed and franchised FOSSIL retail stores, retail concessions operated by us and kiosks in certain international markets, as well as our websites in certain countries.

        We are a Delaware corporation formed in 1991 and are the successor to a Texas corporation formed in 1984. In 1993, we completed an initial public offering of 13,972,500 shares of our common stock. Domestically, we conduct a majority of our operations through Fossil Partners, L.P., a Texas limited partnership formed in 1994 of which we are the sole general partner. We also conduct operations domestically and in certain international markets through various owned subsidiaries. Our principal executive offices are located at 901 S. Central Expressway, Richardson, Texas 75080, and our telephone number at that address is (972) 234-2525. Our European headquarters is located in Basel, Switzerland, and our Asia headquarters is located in Hong Kong. Our common stock is traded on the NASDAQ Global Select Market under the trading symbol FOSL. We make available free of charge through our website at www.fossilgroup.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the U.S. Securities and Exchange

Commission ("SEC"). You may also obtain any materials we file with, or furnish to, the SEC on its website at www.sec.gov.

Business segments

        Our operations and financial reporting are primarily divided into four distinct segments: (i) the North America wholesale segment; (ii) the Europe wholesale segment; (iii) the Asia Pacific wholesale segment; and (iv) the Direct to consumer segment, which includes our Company-owned retail stores, our catalog costs and e-commerce activities. Within the wholesale segments of our business, we generally sell to retailers in those countries in which we have a physical presence as well as to third-party distributors in countries where we do not have a physical presence. Except to the extent that differences between operating segments are material to an understanding of our business taken as a whole, the description of our business in this report is presented on a consolidated basis. Corporate expenses include certain administrative, legal, accounting, technology support costs, equity compensation costs, payroll costs attributable to executive management and amounts related to intercompany eliminations that are not allocated to the various segments. For financial information about our operating segments and geographic areas, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Part II, Item 7 and Note 19-Major Customer, Segment and Geographic Information to our consolidated financial statements set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Business strengths

        We believe that we have several business strengths which allow us to differentiate ourselves and achieve our key operating and financial goals. These business strengths include:

        Brand strength.    We believe a brand's image, individuality, consistency and connection with its customers is paramount in building and sustaining the brand. We believe that our FOSSIL brand name is recognized on a global basis as a vintage-inspired aspirational lifestyle brand with a focus on fashion accessories. The FOSSIL brand has developed from its origin as a watch brand to encompass other accessory categories, including handbags, belts, small leather goods, jewelry, soft accessories, sunglasses and clothing. We believe the FOSSIL brand is one of our most valuable assets, serves as a foundational piece of our business and remains very marketable across product lines, geographic areas and distribution channels. Since our inception in 1984, we have continued to develop, acquire or license other nationally or internationally recognized brand names, such as ADIDAS®, ARMANI EXCHANGE®, BURBERRY®, DIESEL®, DKNY®, EMPORIO ARMANI®, KARL LAGERFELD®, MARC BY MARC JACOBS™, MICHAEL KORS®, MICHELE®, RELIC®, SKAGEN®, TORY BURCH® and ZODIAC®, in order to appeal to a wide range of consumers. Our industry is highly competitive and subject to changing preferences in style, taste and price points. The success of our business model depends upon offering a wide range of branded products that appeal to the various tastes and fashion preferences of our customers. We must also maintain the relevance of these products by continually anticipating customer needs and desires as they relate to both the brands and categories of products we offer. We have teams of designers and brand specialists assigned to each of our brands. The objectives of these designers and brand specialists are to immerse themselves in their assigned brand and product area, identify their customers' preferences, interpret global fashion trends and develop style-right offerings to generate volume purchasing. By owning the vast majority of our global distribution, we are also able to create and execute consistent pricing strategies and brand image presentations that protect and enhance our proprietary brands and those of our licensors.

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

        Breadth of brands and retail price points.    Through the multiple brands we distribute, we have developed a broad spectrum of retail price points. Within our watch collections, core retail price points vary from approximately $7 in the mass market channel up to retail price points of $4,990 in the luxury distribution channel, although the majority of our collections focus on price points ranging from $85 to $600. The breadth of our brands allows us to anchor a brand to a given price point range and distribution channel, thereby maintaining a consistent brand image while focusing on the quality/value relationship important to the customer and not diluting the brand through overlapping distribution channels. The breadth of price points allows us to cater to various age and income groups while continuing to participate in sales consistently, regardless of a shift in income or the price/value preferences of our customers.

        International penetration.    Since our initial public offering in 1993, we have continued to extend our reach beyond the U.S. by forming and acquiring internationally-based subsidiaries, licensing and developing internationally recognized brands and investing in the growth of our business within many major countries of the world. For fiscal years 2013, 2012, and 2011, 55.9%, 56.4% and 54.5% of our wholesale net sales and 53.2%, 52.6% and 51.1% of our consolidated net sales were generated outside of the U.S., respectively.

        Breadth of distribution channels.    Our products are sold through multiple distribution channels including department stores, specialty retail stores, specialty watch and jewelry stores, mass market stores, cruise ships, airlines, Company-owned retail stores, licensed and franchised FOSSIL stores, retail concessions operated by us and e-commerce sites. As we expand our presence in existing distribution channels and add new distribution channels, as well as develop new product lines and expand our geographic reach, our revenues have become less dependent on any one distribution channel or geographic region. Our Company-owned retail stores, websites and catalog venues allow us to enhance the related brand image by offering a targeted message to the customer, showcasing the array of product availability, influencing the merchandising and presentation of the products and testing new product introductions.

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

        International sourcing.    The vast majority of our products are sourced internationally. Most watch product sourcing from Asia is coordinated through our Hong Kong subsidiary, Fossil (East) Limited ("Fossil East"). During fiscal 2013, more than 60% of our non-Swiss made watch production was assembled through wholly or majority owned factories. This vertical integration of our business allows for better flow of communication, consistent quality, product design protection and improved supply chain speed, while still allowing us to utilize non-owned production facilities for their unique capabilities and to cover production needs over internal capacities. Establishing our watch assembly facilities near the component manufacturers also allows us to operate a more efficient supply chain. We have also been successful in leveraging our jewelry production needs through our watch assembly factory infrastructure. Our other accessory and clothing products are purchased from many third-party manufacturers with whom we have long-standing relationships and, in the case of our leathers business, we typically represent a meaningful portion of their businesses.

        Operating cash flow.    Our business model has historically generated strong operating cash flows, including $411.7 million in fiscal year 2013, and $1.1 billion and $1.6 billion over the past three fiscal years and five fiscal years, respectively. This strong cash flow has allowed us to fund capital expenditures, Company-owned retail store growth, product line expansions, common stock repurchase programs and acquisitions.

        Information systems.    Operating and managing a global company requires sophisticated and reliable management information systems to assist in the planning, order processing, production and distribution functions and accounting of each relevant business. We operate an SAP Enterprise Resource Planning system ("ERP") in the U.S. and have rolled this system out to our larger international subsidiaries. For many of our subsidiaries, which do not currently demand the complexity of the SAP solution, we have implemented Microsoft's Dynamics Navision Enterprise Resource Planning System ("Navision"). Our e-commerce platform is an IBM WebSphere Commerce platform and we have continued to invest in our e-commerce infrastructure, which will allow us to leverage the success of our U.S.-based web business across many of the countries where we currently distribute products. We have also implemented SAP's IS Retail platform combined with the WINCOR point-of-sale and the SAP point-of-sale systems to improve our ability to manage our growing Company-owned retail stores globally. Our products are principally distributed from three primary warehouses, one located in Texas near our headquarters, one located in southern Germany and the other located in Hong Kong. Our facilities in Texas and Germany utilize sophisticated automated material handling equipment and software designed to improve accuracy, speed and quality in our warehousing operations.

Growth strategy

        In order to expand our global market share in a profitable manner, we continually establish and implement business initiatives that we believe will build brand equity, increase revenues and improve profitability across three distinct areas of the business—FOSSIL, SKAGEN and our multi-brand watch portfolio. Our key operating goals are as follows:

        FOSSIL.    Realizing the full potential of this vintage American lifestyle brand is a key element of our long-term growth strategy. Our goal is to continue to grow the brand through innovation and increasing global awareness.

        SKAGEN.    Growing SKAGEN into a multi-category lifestyle brand by leveraging the Fossil Group infrastructure, proving a unique brand experience and delivering great Danish-inspired product is an important element of our long-term growth strategy.

        Portfolio.    Our watch portfolio is a powerful tool enabling us to gain share in the growing global watch market. Our innovation, design, supply chain and global distribution network provide us the opportunity to work with lifestyle brands around the world and position them across a broad spectrum of market segments. Our goal is to employ all of our strategic advantages to realize the full potential of our brands.

        Global Diversification.    International expansion and gaining market share are key elements in expanding the distribution of our brands. We have continued to increase our penetration of the international market by building brand name recognition, broadening the selection of merchandise through existing distribution channels by introducing new products or brands, extending product categories under our existing portfolio of brands, purchasing former distributors to gain increased control over international businesses, establishing owned, franchised or licensed retail stores, expanding into retail concessions operated by us and entering new geographic markets through owned subsidiary or third-party distributor relationships. For example, on December 31, 2012, we acquired substantially all the assets of our largest third-party distributor, Bentrani Watches, LLC. Bentrani was a distributor of watch products in 16 Latin American countries and was based in Miami, Florida. Additionally, effective January 1, 2013, we assumed control over the board of directors and day-to-day management of Fossil, S.L. ("Fossil Spain"). The results of Fossil Spain have been included in our consolidated financial statements since January 1, 2013.

        Leverage existing infrastructure.    We have built our design, marketing, assembly and distribution infrastructure to allow us to manage and grow our businesses. As we continue to develop additional products, acquire or license additional brands and seek additional businesses to complement our existing offering, we believe we will be able to leverage our infrastructure and continue to increase the efficiency of our operations over the long-term.

        Extend product categories of existing brands.    We frequently introduce new accessory product categories within our existing proprietary and licensed brands to further leverage our branded portfolio. For example, we introduced jewelry collections under the DIESEL, DKNY, EMPORIO ARMANI, FOSSIL and MICHAEL KORS brands after first establishing a market for the brands in watches.

        Introduce new brands.    We have introduced new brands through the development or acquisition of proprietary brands and licensing agreements related to recognizable global fashion lifestyle brands to attract a wide range of consumers with differing tastes and lifestyles. Our current portfolio of proprietary and licensed watch brands allows us to compete for market share from the luxury branded market to the mass market level. In 2011, we entered into an exclusive global licensing agreement with Karl Lagerfeld for watches, which launched worldwide in the first quarter of 2013. In April 2012, we completed the acquisition of Skagen Designs, Ltd. ("Skagen Designs") and certain of its international subsidiaries. Skagen Designs is an international company offering contemporary Danish design accessories including watches, jewelry, sunglasses and clocks. In February 2013, we announced an exclusive global licensing agreement with Tory Burch for watches, which are expected to launch worldwide in late 2014.

        Expand retail locations.    Historically, we have expanded our Company-owned retail and outlet locations each year. Distribution through our Company-owned retail stores has allowed us to raise awareness of the FOSSIL brand and showcase a broad assortment of FOSSIL branded products in a warm and inviting atmosphere. Our FOSSIL retail stores, combined with our FOSSIL branded catalogs and website, have continued to build brand equity, present a consistent brand image, influence the merchandising and presentation of our products at other retailers and have allowed us to test new product categories and designs. With the level of awareness we have achieved for the FOSSIL brand worldwide and the expansion of product categories offered under the brand, we have been able to accelerate our FOSSIL retail store growth. Of the 543 Company-owned retail stores open as of December 28, 2013, 442 of these stores are FOSSIL branded stores. We also sell certain of our proprietary and licensed watch products, as well as upscale watch brands of other companies, such as Citizen and Swiss Army, at our Company-owned Watch Station International full-price retail and outlet stores. As of December 28, 2013, we operated 76 Watch Station International stores. We plan to open approximately 75 to 80 additional stores in fiscal 2014, depending upon available retail locations and lease terms that meet our requirements, the majority of which will be our FOSSIL full-price accessory and outlet concepts. During fiscal 2014, we also expect to close approximately 17 stores.

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

        Captive suppliers.    The two entities that assemble the majority of our Asia watch production volume are majority owned by us. In addition, although we do not have long-term contracts with our unrelated accessory manufacturers, we maintain long-term relationships with several manufacturers. These relationships have developed due to the number of years that we have been conducting business with and visiting the same manufacturers. We believe that we are able to exert significant operational control with regard to our principal watch assemblers because of our level of ownership and long standing relationships. In addition, we believe that the relative size of our business with non-owned watch manufacturers gives us priority within their production schedules. Furthermore, the manufacturers understand our quality standards, which allow us to produce quality products and reduce the delivery time to market, improving overall operating margins.

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

Industry overview

Watch products

        We believe that the current market for watches generally can be divided into four segments. One segment of the market consists of fine watches characterized by internationally known brand names such as Audemars Piguet, Cartier, Omega, Patek Philippe, Piaget and Rolex. Watches offered in this segment are usually made of precious metals or stainless steel and may be set with precious gems. These watches are almost exclusively manufactured in Switzerland and are sold by trade jewelers and in the fine jewelry departments of better department stores and other purveyors of luxury goods at retail prices ranging from $4,000 to in excess of $20,000. Selected limited editions of our BURBERRY and MICHELE lines compete in this market. A second segment of the market consists of fine premium branded and designer watches produced in Switzerland and the Far East such as Gucci, Movado, Raymond Weil, Seiko, TAG Heuer and Tissot. These watches are sold at retail prices generally ranging from $495 to $4,000. Our BURBERRY, EMPORIO ARMANI, FOSSIL Swiss, MICHELE and ZODIAC lines generally compete in this market segment. A third segment of the market consists of watches sold by mass marketers, which typically consist of digital and analog watches manufactured in the Far East. Well-known brands in this segment include Armitron, Casio and Timex. Retail prices in this segment range from $7 to $60. We compete in this segment through the design and production of private label watch products for Target and Wal-Mart.

        The fourth segment of the market consists of moderately priced watches characterized by contemporary fashion and well known fashion brand names. Moderately priced watches are typically produced in China or Hong Kong and are sold by department stores and specialty stores at retail prices ranging from $60 to $795. This market segment is targeted by us with our FOSSIL, RELIC and SKAGEN lines and by our principal competitors, including the companies that market watches under the Anne Klein II, Guess?, Kenneth Cole and Swatch brand names, whose products attempt to reflect emerging fashion trends in accessories and clothing. Our ARMANI EXCHANGE, DIESEL, DKNY, KARL LAGERFELD, MARC BY MARC JACOBS, and MICHAEL KORS lines generally compete in this segment as well. We compete in the sports specialty area of this segment with our ADIDAS line of women's and men's sport timepieces. We believe that a number of consumers regard branded fashion watches not only as timepieces, but also as fashion accessories, and that has historically resulted in consumers owning multiple watches that may differ significantly in terms of style, features and cost.

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

        Moderately priced fashion accessories are typically marketed in department stores and are characterized by contemporary fashion and well-known brand names at reasonable price points, such as our FOSSIL and RELIC brands. We currently offer small leather goods, handbags, belts, sunglasses and soft accessories for both men and women through department stores and specialty retailers in the moderate to upper-moderate price ranges. Our competitors in this market include companies such as Coach, Guess?, Kenneth Cole, Liz Claiborne and Nine West. In addition, we currently offer fashion jewelry sold under the DIESEL, DKNY, EMPORIO ARMANI, FOSSIL, MICHAEL KORS, and SKAGEN brands.

Clothing

        FOSSIL clothing is distributed exclusively through Company-owned retail stores and www.fossil.com. Selling through Company-owned distribution channels allows us to more effectively manage visual presentation, information feedback, inventory levels and operating returns. The clothing line is focused on the casual lifestyle of the savvy consumer who is youthful in their approach to life and is not tied to any one demographic or age. The clothing line consists primarily of jeans, outerwear and vintage-inspired fashion clothing. The retail selling price of the clothing line is comparable to that of major competitors like Anthropologie and J. Crew. We have leveraged our existing graphic and store design infrastructure to create a unique, inviting and welcoming environment rich in details of design, product and merchandising to appeal to the consumers' sense of discovery.

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

	Fiscal Year
	2013		2012		2011
	Dollars	% Growth	Dollars	% Growth	Dollars
Net sales
Wholesale
Proprietary	$876.6	4.8%	$836.7	(0.9)%	$844.5
Licensed	1,465.4	20.1	1,220.2	17.0	1,043.3
Other	99.4	16.8	85.1	18.0	72.1

	2,441.4	14.0	2,142.0	9.3	1,959.9
Direct to consumer
Proprietary	626.6	9.9	570.3	15.3	494.7
Licensed	180.8	33.6	135.3	30.9	103.4
Other	11.2	13.1	9.9	6.5	9.3

	818.6	14.4	715.5	17.8	607.4
Total
Proprietary	1,503.2	6.8	1,407.0	5.1	1,339.2
Licensed	1,646.2	21.4	1,355.5	18.2	1,146.7
Other	110.6	16.4	95.0	16.7	81.4

	$3,260.0	14.1%	$2,857.5	11.3%	$2,567.3

Watch products

        We offer an extensive line of branded lifestyle watches under our proprietary brands and, pursuant to license agreements, under some of the most prestigious brands in the world. Sales of watches for fiscal years 2013, 2012 and 2011 accounted for approximately 77.1%, 74.9% and 71.8%, respectively, of our consolidated net sales.

        Proprietary brands.    The following table sets forth information about our primary proprietary brand watches:

Brand	Suggested Retail Price Point Range	Primary Distribution Channels
FOSSIL	$75 - 995	U.S. department stores (Belk, Dillard's, Macy's and Nordstrom), U.S. specialty retailers (The Buckle), better European department stores (Debenhams, El Corte Ingles, Galeries Lafayette, Harrod's, House of Fraser, Karstadt, Kaufhof and Printemps), better European specialty stores (Christ, Earnest Jones, Goldsmith, H. Samuel, Histoire d'Or and Louis Pion), Canadian department stores (Hudson Bay), Australian department stores (Myers), China department stores (Sogo), independently-owned watch and jewelry stores worldwide, www.fossil.com, www.watchstation.com and Fossil stores worldwide
MICHELE	$345 - 4,990	U.S. department stores (Bloomingdales, Neiman Marcus, Nordstrom and Saks Fifth Avenue), watch specialty stores, jewelry stores, www.michele.com and www.watchstation.com
RELIC	$60 - 140	U.S. department stores (JCPenney, Kohl's, Sears and Stage Stores) and www.relicbrand.com
SKAGEN	$95 - 275

U.S. department stores (Belk, Bloomingdales, Bon Ton, Dillard's, Lord and Taylor, Macy's, Nordstrom and Von Maur), U.S. specialty and independent retailers, U.S. military, better European department stores (Galeries Lafayette, House of Fraser, Karstadt and Kaufhof), European specialty stores (Christ) and independent retailers, Asian specialty stores (City Chain, On Time and Tic Tac) and independent retailers, Company-owned stores (Skagen, Watch Station International retail stores and outlets), www.watchstation.com and www.skagen.com

ZODIAC	$795 - 1,395	Watch specialty jewelry stores worldwide, www.watchstation.com and www.zodiacwatches.com

        Licensed brands.    We have entered into multi-year, worldwide exclusive license agreements for the manufacture, distribution and sale of watches bearing the brand names of certain globally recognized fashion companies. The following table sets forth information with respect to our primary licensed watch products:

Brand	Suggested Retail Price Point Range	Expiration Date	Primary Distribution Channels
ADIDAS	$50 - 195	12/31/2017	Department stores, major sports stores, specialty retailers, jewelry stores, Adidas stores worldwide and www.watchstation.com
ARMANI EXCHANGE	$100 - 240	3/31/2014	Department stores, specialty retailers, duty free stores worldwide, Armani Exchange boutiques worldwide, www.armaniexchange.com and www.watchstation.com
BURBERRY	$395 - 3,995	12/31/2017	Department stores, specialty retailers, duty free stores worldwide and Burberry boutiques worldwide
DIESEL	$100 - 595	12/31/2015	Department stores, specialty retailers, Diesel boutiques worldwide, www.dieseltimeframes.com and www.watchstation.com
DKNY	$75 - 275	12/31/2014	Department stores, jewelry stores, specialty retailers, DKNY boutiques worldwide and www.watchstation.com
EMPORIO ARMANI	$175 - 545	3/31/2014	Department stores, specialty retailers, major jewelry and watch stores, Emporio Armani boutiques worldwide, duty free stores worldwide, www.emporioarmaniwatches.com and www.watchstation.com
KARL LAGERFELD	$150 - 595	12/31/2017	Department stores, Karl Lagerfeld boutiques, and watch and jewelry specialty stores.
MARC BY MARC JACOBS	$150 - 600	12/31/2020	Department stores, specialty retailers, Marc by Marc Jacobs boutiques worldwide and www.watchstation.com
MICHAEL KORS	$120 - 795	12/31/2015	Department stores, specialty retailers, jewelry stores, duty free stores worldwide, Michael Kors boutiques nationwide and www.watchstation.com

        The continuation of our significant license agreements is important to the growth of our watch business. The Armani Exchange and Emporio Armani licenses expire March 31, 2014, and we are negotiating new long-term contracts to continue our distribution of these licensed brand products. Sales of our licensed watch products accounted for 47.7% of our consolidated net sales for fiscal year 2013.

Our MICHAEL KORS product sales, including jewelry, accounted for 22.4% of our consolidated net sales for fiscal year 2013. In fiscal year 2011, we entered into an exclusive global licensing agreement with Karl Lagerfeld for watches, which launched worldwide in the first quarter of 2013. In February 2013, we announced an exclusive global licensing agreement with Tory Burch for watches, which are expected to launch worldwide in late 2014. We anticipate launching EMPORIO ARMANI Swiss made watches in the first quarter of 2014.

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

Fashion accessories

        In order to leverage our design and marketing expertise and our close relationships with our principal retail customers, primarily in the U.S. and Europe, we have developed a line of fashion accessories for both men and women, including belts, handbags, jewelry, small leather goods and sunglasses. Our handbags are made of a variety of fine leathers and other materials that emphasize classic styles and incorporate a variety of creative designs. Our small leather goods are typically made of fine leathers or other man-made materials and include items such as coin purses, cosmetic bags, mini-bags and wallets. Our jewelry lines include bracelets, cufflinks, earrings, necklaces and rings marketed under the DIESEL, DKNY, EMPORIO ARMANI, FOSSIL, MICHAEL KORS and SKAGEN brands and typically include materials such as base metals, stainless steel, semi-precious stones or silver jewelry with 18K gold plating on top. We offer 100% UV protected fashion sunglasses in the FOSSIL brand. Our soft accessories are made of a variety of blends consisting of natural yarns such as cashmere, cotton and wool, as well as man-made blends including acrylic, nylon and viscose. We currently sell our fashion accessories through a number of our existing major department store and specialty retail store customers, as well as our Company-owned retail stores, www.fossil.com and other internationally-owned e-commerce sites. In the U.S. and certain international markets, we generally market our fashion accessory lines through the same distribution channels as our watches using similar in-store presentations, graphics and packaging. These fashion accessories are typically sold in locations adjacent to watch departments, which may lead to purchases by persons who are familiar with our watch brands. Sales of our accessory lines for fiscal years 2013, 2012 and 2011 accounted for approximately 21.1%, 22.9%, and 26.0%, respectively, of our consolidated net sales.

        The following table sets forth information about our fashion accessories:

Brand	Accessory Category	Suggested Retail Price Point Range	Primary Distribution Channel
DIESEL	Jewelry	$55 - 150	Department stores, domestic and international specialty retailers and Diesel retail stores worldwide
DKNY	Jewelry	$30 - 200	International department stores, specialty retailers, jewelry stores and DKNY boutiques
EMPORIO ARMANI	Jewelry	$75 - 295	Department stores, specialty retailers, major jewelry stores, Emporio Armani boutiques worldwide, duty free stores worldwide and www.emporioarmani.com
FOSSIL	Handbags Small Leather Goods Belts Gifts Eyewear Jewelry	$78 - 298 $25 - 118 $24 - 48 $24 - 158 $48 - 80 $18 - 128

U.S. department stores (Belk, Dillard's, Macy's and Nordstrom), specialty retailers (The Buckle), better European specialty and department stores (Christ, Debenhams, El Corte Ingles, Galeries Lafayette, House of Fraser, Karstadt and Kaufhof), Company-owned stores and www.fossil.com

MICHAEL KORS	Jewelry	$55 - 595	Department stores, specialty retailers, jewelry stores, duty free stores worldwide and Michael Kors boutiques nationwide
RELIC	Handbags Small Leather Goods Belts	$40 - 88 $22 - 40 $18 - 30	U.S. department stores (JCPenney, Kohl's, Sears and Stage Stores) and www.relicbrand.com
SKAGEN	Jewelry	$15 - 85

U.S. specialty and independent retailers, better European department stores (Galeries Lafayette, House of Fraser, Karstadt and Kaufhof), European specialty stores (Christ) and independent retailers, Asian independent retailers, Company-owned stores (Skagen, Watch Station International retail stores and outlets), and www.skagen.com

Clothing

        The FOSSIL clothing collection is designed for both men and women and includes jeans, outerwear, fashion tops and bottoms. The products' unique vintage-inspired style, packaging and graphics capture the energy and spirit of the FOSSIL brand. As of December 28, 2013, the FOSSIL clothing collection was offered through 32 Company-owned stores located in leading malls and retail locations in the U.S and internationally and at www.fossil.com. Sales for our clothing collection for fiscal years 2013, 2012 and 2011 accounted for approximately 0.5%, 0.7% and 0.6%, respectively, of our consolidated net sales.

Licensed eyewear

        In fiscal year 2013, our FOSSIL and RELIC brands were licensed to the Safilo Group, who manufactured, marketed, and sold optical frames under the FOSSIL and RELIC brands in the U.S. and Canada. Effective January 1, 2014, we have expanded our license agreement with the Safilo Group to include both FOSSIL branded sunglasses and optical frames worldwide. The license agreement provides for royalties to be paid to us based on a percentage of net sales and includes certain guaranteed minimum royalties.

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

        In order to respond effectively to changing consumer preferences, we attempt to stay abreast of emerging lifestyle and fashion trends affecting accessories and clothing. In addition, we attempt to take advantage of the constant flow of information from our customers and our retail stores and e-commerce sites regarding the retail performance of our products. We review weekly sales reports provided by a substantial number of our customers, as well as daily sales reports generated from our Company-owned retail stores and e-commerce sites, containing information with respect to sales and inventories by product category and style. Once a trend in the retail performance of a product category or style has been identified, our design and marketing staffs review their product design decisions to ensure that key features of successful products are incorporated into future designs. Other factors having an influence on the design process include the availability of components, the capabilities of the factories that will manufacture the products for us and the anticipated retail prices and profit margins for the products. Our creative teams have access to our product design archives and are regularly updated on all the various new components, hardware and materials that become available. Over the last few years, our focus has been on transforming our approach in design and development from an assortment-rich offering to an iconic platform presentation. This has enhanced our ability to develop and share compelling stories within the platforms through a narrower range of product offerings, thereby reducing inventory risk and improving lead times. We initially developed this approach in our watch business, and we are now in the early stages of applying a similar approach to our leather and jewelry businesses.

        We differentiate our products from those of our competitors principally by incorporating into our product designs innovations in fashion details, including variations in the materials and treatments used for dials, crystals, cases, straps and bracelets for our watches, and innovative details and treatments in our other accessories. We also incorporate certain proprietary technology or integrate our suppliers'

technologies in certain of our watch products. In some instances, we believe that such innovations have allowed us to achieve significant improvements in consumer acceptance of our product offerings. We believe that the substantial experience of our design staff will assist us in maintaining our current leadership position in the watch category, continuing to enhance our handbag offering and expanding the scope of our product offerings.

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

        We participate in cooperative advertising programs with our major retail customers, whereby we share the cost of certain of their advertising and promotional expenses. An important aspect of the marketing process involves the use of in-store visual support and other merchandising materials, including packages, signs, posters and fixtures. Through the use of these materials, we attempt to differentiate the space used to sell our products from other areas of our customers' stores. We also promote the use of our shop-in-shop concept for watches, jewelry, handbags and small leather goods and, primarily in Asia and Europe, watch and jewelry concessions. Our shop-in-shop concept involves the use of dedicated space within a customer's store to create a brand "shop" featuring our products and visual displays. The concessions we run allow us to essentially operate all or a portion of the watch and jewelry department within our customers' stores, thereby permitting us to control merchandising, inventory levels, build-out and branding decisions and, more importantly, the interaction with the end consumer. We also provide our customers with a large number of preprinted customized advertising inserts and from time to time stage promotional events designed to focus public attention on our products.

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

Sales and customers

        General.    Domestically, we sell our products in retail locations in the U.S. through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores and mass market stores. For our FOSSIL, MICHELE and licensed branded products, our primary department store customers include Bloomingdales, Dillard's, Neiman Marcus, Nordstrom, Macy's and Saks Fifth Avenue. For our RELIC brand, our primary customers include JCPenney and Kohl's. For our SKAGEN brand, our primary customers include Dillard's, Macy's and Nordstrom. Many of our licensed branded products are also sold through each respective licensor's boutique stores and websites. We maintain sales offices in several major cities across the U.S. staffed with sales associates to assist in managing our department and specialty store accounts and employ a nationwide staff of merchandise coordinators who work with the stores to ensure that our products are displayed appropriately. We also sell certain of our FOSSIL branded products at Company-owned FOSSIL retail stores and outlet stores located throughout the U.S., and through our website at www.fossil.com. In addition, we sell certain of our proprietary and licensed watch products, as well as upscale watch brands of other companies, such as Citizen and Swiss Army, at our Company-owned Watch Station International retail stores in the U.S. and through our website at www.watchstation.com.

        We maintain subsidiary offices in Australia, Austria, Belgium, Canada, China, Denmark, France, Germany, Hong Kong, India, Italy, Japan, Macau, Malaysia, Mexico, the Netherlands, Norway, Singapore, South Korea, Spain, Sweden, Switzerland, Taiwan and the United Kingdom. Our European headquarters is located in Basel, Switzerland, and our Asia headquarters is located in Hong Kong.

        Internationally, our products are sold to department stores and specialty retail stores in approximately 150 countries worldwide through 25 Company-owned foreign subsidiaries, a network of over 60 independent distributors, Company-owned retail stores and websites and licensed or franchised FOSSIL retail stores, retail concessions operated by us and kiosks. Foreign distributors generally purchase products from us at uniform prices established by us for all international sales and resell them to department stores and specialty retail stores. We generally receive payment from our foreign distributors in U.S. dollars. We generally do not have long-term contracts with any of our retail customers. All transactions between us and our retail customers are conducted on the basis of purchase orders, which generally require payment of amounts due to us on a net 30 day basis for most of our U.S.-based customers and up to 120 days for certain international customers. No customer accounted for 10% or more of our consolidated net sales in fiscal years 2013, 2012 or 2011. Net sales for geographic segments are generally based on the location of the customers. For more information on our geographic segments, see Note 19—Major Customer, Segment and Geographic Information to our consolidated financial statements set forth in Part II, Item 8 of this Annual Report on Form 10-K.

        U.S. wholesale sales.    For fiscal years 2013, 2012 and 2011, U.S. wholesale sales accounted for approximately 33.0%, 32.7% and 34.7% of our consolidated net sales, respectively, and the aggregate sales to our 10 largest customers in the U.S. wholesale channel represented approximately 20.5%, 20.8% and 21.1% of consolidated net sales, respectively.

        International wholesale sales.    During the fiscal years 2013, 2012 and 2011, international wholesale sales, including sales to third-party distributors, accounted for approximately 41.9%, 42.3% and 41.6% of consolidated net sales, respectively. Wholesale sales within Germany, excluding sales to third-party distributors located outside of Germany, accounted for approximately 13.0%, 12.4% and 15.0% of consolidated net sales in fiscal years 2013, 2012 and 2011, respectively.

        Company-owned stores.    Our various retail store formats focus on creating emotional connections with our customers through an intense branding experience and personalized customer service. We strive to provide an inviting and welcoming environment for our customers that enhance our brand image and seek brand loyalty by continually delivering innovative vintage-inspired products that meet our customers' tastes.

        The following table sets forth the number of stores by concept as of December 28, 2013 and December 29, 2012:

	December 28, 2013			December 29, 2012
	North America	Other International	Total	North America	Other International	Total
Full price accessory	112	164	276	107	153	260
Outlets	125	81	206	104	58	162
Clothing	30	2	32	31	2	33
Full priced multi-brand	6	23	29	5	13	18

Total stores	273	270	543	247	226	473

Accessory stores

        We operate full-price FOSSIL and SKAGEN accessory retail stores ("Accessory Stores") in order to broaden the recognition of our brand names. Accessory Stores carry a full assortment of FOSSIL or SKAGEN watches and other accessories that are generally sold at the suggested retail price. We believe our Accessory Stores present a key growth strategy for us on a worldwide basis. At the end of fiscal 2013, the average size of our Accessory Stores was 1,458 square feet, but each store can vary in size based on its geographic location. For example, our international-based stores are generally smaller in square footage than our U.S.-based stores due to smaller retail store configurations generally available in international markets. The table below sets forth information about our Accessory Stores for the last five fiscal years:

Fiscal Year	Open at Beginning of Period	Opened During Period	Closed During Period	Open at End of Period	Total Gross Square Footage (in thousands)	Percentage Increase in Square Footage	Average Gross Square Footage PerRetail Store
2009	191	29	2	218	296.2	14.5%	1,359
2010	218	20	8	230	311.4	5.1%	1,354
2011	230	22	7	245	337.7	8.4%	1,378
2012	245	25	10	260	363.4	7.6%	1,398
2013	260	30	14	276	402.3	10.7%	1,458

Outlet stores

        The majority of our outlet stores are FOSSIL branded and operate at selected major outlet malls throughout the U.S. and certain international locations. We also operate outlets under the SKAGEN and Watch Station International names. Our outlets operating under the FOSSIL and SKAGEN names not only increase our brand awareness, but also enable us to liquidate excess inventory generally at significantly better prices than we would obtain through third-party liquidators. We generally discount products in our outlet stores from 25% to 75% off our suggested retail price. The table below sets forth information about our outlet stores during the last five fiscal years:

Fiscal Year	Open at Beginning of Period	Opened During Period	Closed During Period	Open at End of Period	Total Gross Square Footage (in thousands)	Percentage Increase in Square Footage	Average Gross Square Footage PerRetail Store
2009	82	12	4	90	212.5	2.4%	2,361
2010	90	9	6	93	221.1	4.0%	2,377
2011	93	15	4	104	238.3	7.8%	2,291
2012	104	59	1	162	356.3	49.5%	2,199
2013	162	46	2	206	427.9	20.1%	2,077

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

        We have an agreement with the House of Fraser ("HOF"), a U.K.-based department store, which allows us to operate the watch department in certain HOF stores. Under this agreement, we own the inventory within the HOF store, provide the labor to operate the department and pay HOF a commission on the retail watch sales generated in the stores. As of December 28, 2013, we operated the watch department in 47 HOF stores. Although we include the net sales derived from the HOF stores in our Direct to consumer segment, we do not include the number of locations associated with this arrangement in our retail store count.

        Internet sales.    Our U.S. e-commerce website for FOSSIL branded products is www.fossil.com. We also operate e-commerce websites in Australia, Austria, China, France, Germany, Italy, Japan, the Netherlands, South Africa, South Korea and the United Kingdom. In October 2012, we began shipping to Canada and Mexico through our U.S. e-commerce website. Each website features a full selection of geographically specific FOSSIL branded products. Certain of our websites also provide customer service, company news and shareholder information. Our websites are continually updated to provide a fresh look and an easy-to-navigate interface that enhances our brand image, while allowing consumers a pleasing shopping experience or a preview of what they may find at their local store carrying the brand. Since its launch, the www.fossil.com website has been promoted consistently in support of online brand and direct sales goals. Our online marketing efforts include the following: search/keyword marketing programs through major search partners including Google Affiliate Network, Microsoft Network and Yahoo!; regular e-mail communications sent using Email Service Providers to over one million registered consumers; product and promotional banners presented on affiliate networks and display banner networks; and online brand initiatives through social networks such as Facebook, Twitter and YouTube in support of viral and traditional brand initiatives. We have leveraged our e-commerce infrastructure by opening websites to support our licensed and owned brands, including www.dieseltimeframes.com, www.emporioarmaniwatches.com, www.michele.com, www.relicbrand.com, www.skagen.com, www.watchstation.com and www.zodiacwatches.com, as well as our international FOSSIL brand website located at www.fossilglobal.com.

        Catalogs.    In fiscal year 2013, we distributed approximately 5.0 million FOSSIL catalogs in the U.S., a decrease from 11.0 million in fiscal year 2012, and we distributed 0.7 million FOSSIL catalogs internationally, a decrease from 1.4 million in fiscal year 2012. We typically distribute several versions of our catalog each year with approximately half the catalogs being distributed during our fourth quarter. In fiscal year 2013, we utilized our customer relationship management database to optimize and reduce our global circulation strategy, resulting in reduced costs. We view our catalogs as a key communication and advertising tool for the FOSSIL brand, further enhancing and focusing the brand image, as well as promoting sales across all of our distribution channels.

        During fiscal years 2013, 2012 and 2011, our Direct to consumer segment, which includes sales from Company-owned stores and e-commerce businesses, accounted for approximately 25.1%, 25.0% and 23.7% of consolidated net sales, respectively.

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

        We permit the return of damaged or defective products. In addition, although we have no obligation to do so, we accept limited amounts of product returns from our wholesale customers in other instances. Accordingly, we provide allowances for the estimated amount of product returns. The allowances for product returns as of the end of fiscal years 2013, 2012 and 2011 were $63.1 million, $65.3 million and $61.6 million, respectively. We have not historically experienced returns in excess of our aggregate allowances.

Backlog

        It is the practice of a substantial number of our customers not to confirm orders by delivering a formal purchase order until a relatively short time prior to the shipment of goods. As a result, the amount of unfilled customer orders includes confirmed orders and orders that we believe will be confirmed by delivery of a formal purchase order. A majority of such amounts represent orders that have been confirmed. The remainder of such amounts represents orders that we believe, based on industry practice and prior experience, will be confirmed in the ordinary course of business. Our backlog at a particular time is affected by a number of factors, including seasonality and the scheduling of the manufacture and shipment of our products. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. At the end of fiscal year 2013, we had unfilled customer orders of approximately $194.5 million, compared to $203.0 million and $112.6 million at the end of fiscal years 2012 and 2011, respectively.

Manufacturing

        During fiscal 2013, more than 60% of the watches we procured from Asia were assembled through our two majority-owned entities. The remaining watches we procured from Asia were assembled by approximately 45 unrelated factories located primarily in China, which includes almost all the production and assembly of our digital and mass market watches. During fiscal year 2013, our Swiss-made watches were assembled primarily in three third-party factories in Switzerland. During fiscal year 2013, approximately 60% of our jewelry products were manufactured by one of our majority-owned entities. The remaining 40% of our jewelry products were manufactured by approximately 25 factories located primarily in China. Although we have no ownership interest in these unrelated watch and jewelry factories, Fossil East maintains oversight and control of the supply chain from design through final delivery of the finished product as it does with our related factories. We believe substantial ownership of the assembly factories that produce a majority of our fashion watches and jewelry is critical to our operating model, as we believe this allows us to keep our designs proprietary, control the size of our production runs and vertically manage our supply chain.

        The principal components used in the assembly of our watches are cases, crystals, dials, movements, hands, bracelets and straps. These components are obtained from a large number of suppliers located principally in China, Hong Kong, India, Italy, Japan, South Korea, Switzerland and Thailand. The majority of the movements, cases, dials, bracelets and hands used in the assembly of our watches are supplied by seven principal vendors. During fiscal years 2013, 2012 and 2011, one vendor was responsible for supplying approximately 36%, 28% and 31% of our case and bracelet components, respectively. Additionally, two vendors were responsible for supplying approximately 86%, 88% and 85% of our movements in fiscal years 2013, 2012 and 2011, respectively. The principal materials used in the manufacture of our jewelry products are base metals, stainless steel, semi-precious stones or silver jewelry with 18K gold plating on top. These components are primarily obtained from the same factories that we use for our watches. Except for the one case and bracelet vendor and the two movement vendors noted above, we do not believe that our business is materially dependent on any single component supplier.

        We believe that we have established and maintain close relationships with a number of component manufacturers and assembly factories primarily located in China, Hong Kong and Switzerland. The loss of any one of these manufacturers could temporarily disrupt shipments of certain of our watch and jewelry products. In addition, we believe that losing one or more of the component vendors, watch assembly factories or jewelry manufacturers could have a material impact on our ability to source these products and meet our sales plans. Our future success will generally depend upon our ability to maintain close relationships with, or ownership of, our current watch assembly and jewelry manufacturing factories and to develop long-term relationships with other vendors and manufacturers that satisfy our requirements for price, quality and production flexibility.

        During fiscal year 2013, all of the manufacturing of our handbags, small leather goods, belts, sunglasses and clothing was outsourced. We believe that our policy of outsourcing the production of these product categories allows us flexibility in selecting our suppliers while avoiding significant capital expenditures, build-ups of work-in-process inventory and the costs of managing a substantial production work force. We have a Code of Conduct for Manufacturers ("Manufacturer Code") that sets forth the corporate responsibility requirements for our suppliers, including compliance with international labor and human rights standards and environmental laws and regulations. Before supplying products to us, our manufacturers sign an agreement that includes a commitment to abide by our Manufacturer Code. For more information on our Manufacturer Code, see "Code of Conduct for Manufacturers."

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

        In addition to the contractual obligation, we evaluate our suppliers' compliance with the Manufacturer Code through audits conducted both by our employees and third-party compliance auditing firms. In most cases, the audits are announced. If we believe that a supplier is failing to live up to the standards of the Manufacturer Code, we may terminate the supplier or provide the supplier with an opportunity to remedy the non-compliance through the implementation of a corrective action plan. For those suppliers on a corrective action plan, we will work with the supplier as necessary to help them understand the non-compliance and provide advice on how to remedy the non-compliance. We usually conduct a follow-up audit to confirm compliance after the implementation of the corrective action plan. Should the supplier continue to fail to meet our standards, we may seek to eliminate such supplier from our supply chain.

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

        Enterprise resource planning.    We have implemented SAP ERP in our U.S. operations and throughout most of Europe. This software is installed on a single site platform located in our U.S. headquarters facility. The software currently supports the human resources, sales and distribution, inventory planning, retail merchandising and operational and financial reporting systems of our U.S. businesses and most subsidiary operations in Europe. It also supports manufacturing operations in India and Europe. Additionally, we have implemented other non-SAP systems for the purpose of merchandise planning and product lifecycle management.

        We do not believe our subsidiary sales operations in Asia are of a size at this time to effectively benefit from our SAP software application. However, we implemented our SAP human resource, financial planning and warehouse management modules in Hong Kong to provide efficiencies to further support our regional warehouse in Hong Kong and the related supply chain associated with our local country operations, including our Company-owned retail stores throughout Asia. We have implemented Navision as our standard system throughout most of our Asia distribution and manufacturing subsidiary operations. The Navision system supports many of the same functions as our SAP system on a local country level.

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

Warranty and repair

        Our FOSSIL watch products sold in the U.S. are covered by a limited warranty against defects in materials or workmanship for a period of 11 years from the date of purchase. Our RELIC watch products sold in the U.S. are covered by a comparable 12 year warranty while other watches sold by us in the U.S. are covered by a comparable two year limited warranty. SKAGEN branded watches are covered by a lifetime warranty against defects due to faulty material or workmanship, subject to normal conditions of use. Generally, all of our watch products sold in Canada, Europe and Asia are covered by a comparable two year limited warranty. The majority of our defective watch products returned by consumers in North America are processed at our repair facilities in Texas while defective watch products returned by consumers in Europe are processed at our repair facilities in France. We also maintain repair facilities at a majority of our subsidiaries, as well as through our network of third-party distributors to handle repairs which are minor in nature or are not convenient to one of our centralized repair facilities. In most cases, defective products under warranty are repaired by our personnel or third-party distributors. We attempt to retain adequate levels of component parts to facilitate after-sales service of our watches, even after specific styles are discontinued. We have a component parts system that tracks the inventory of our various component replacement parts that can be utilized by our repair facilities for identifying stock levels and availability for procurement. Watch and non-watch products under warranty that cannot be repaired in a cost-effective manner are replaced by us at no cost to the customer. Our warranty liability at the end of fiscal years 2013, 2012 and 2011 was $15.7 million, $13.4 million and $11.0 million, respectively. In fiscal years 2013, 2012 and 2011, repair services accounted for approximately 1.0%, 0.9% and 0.8%, respectively, of our consolidated net sales.

Governmental regulations

        Imports and import restrictions.    Most of our products are assembled or manufactured overseas. As a result, the U.S. and countries in which our products are sourced or sold may from time to time modify existing or impose new quotas, duties (including antidumping or countervailing duties), tariffs or other restrictions in a manner that adversely affects us. For example, our products imported to the U.S. are subject to U.S. customs duties and, in the ordinary course of our business, we may from time to time be subject to claims by the U.S. Customs Service for duties and other charges. Factors that may influence the modification or imposition of these restrictions include the determination by the U.S. Trade Representative that a country has denied adequate intellectual property rights or fair and equitable market access to U.S. firms that rely on intellectual property, trade disputes between the U.S. and a country that leads to withdrawal of "most favored nation" status for that country and economic and political changes within a country that are viewed unfavorably by the U.S. government. We cannot predict the effect these events would have on our operations, if any, especially in light of the concentration of our assembly and manufacturing operations in Hong Kong and China.

        General.    We are subject to laws regarding customs, tax, employment, privacy, truth-in-advertising, consumer product safety, zoning and occupancy and other laws and regulations that regulate and/or govern the importation, promotion and sale of consumer products and our corporate, retail and distribution operations.

Intellectual property

        Trademarks.    We use our FOSSIL, MICHELE, RELIC, SKAGEN and ZODIAC trademarks, as well as other trademarks on certain of our watches, leather goods, clothing and other fashion accessories in the U.S. and in a significant number of foreign countries. We also use FOSSIL, SKAGEN and WATCH STATION INTERNATIONAL® as trademarks on retail stores and online e-commerce sites. We have taken steps to establish or provide additional protection for our trademarks by registering or applying to register our trademarks for relevant classes of products in each country where our products are sold in addition to certain foreign countries where it is our intent to market our products in the future. Each registered trademark may be renewable indefinitely, so long as we continue to use the mark in the applicable jurisdiction and make the appropriate filings when required. We aggressively protect our trademarks and trade dress and pursue infringement both domestically and internationally. We also pursue counterfeiters both domestically and internationally through leads generated internally, as well as through our business partners worldwide. In certain cases, we track serial numbers of our products or we etch microscopic identification markings on certain of our watches in order to identify potential customers who might be diverting product into a parallel market.

        Patents.    We continue to explore innovations in the design and assembly of our watch products. As a result, we have been granted, and have pending, various U.S. and international design and utility patents related to certain of our watch designs and features. We also have been granted, and have pending, various U.S. patents related to certain of our other products and technologies. As of December 28, 2013, none of our patents were material to our business.

        License agreements.    A significant portion of our growth in sales and net income is, and is expected to continue to be, derived from the sales of products produced under licensing agreements with third-parties. Under these license agreements, we generally have the right to produce, market and distribute certain products utilizing the brand names of other companies. Our significant license agreements have various expiration dates between 2014 and 2020. In 2011, we entered into an exclusive global licensing agreement with Karl Lagerfeld for watches, which launched worldwide in the first quarter of 2013. In February 2013, we announced an exclusive global licensing agreement with Tory Burch for watches, which are expected to launch worldwide in late 2014. We are currently negotiating an extension of our Armani license agreement, which expires on March 31, 2014.

Seasonality

        Although the majority of our products are not seasonal, our business is seasonal by nature. A significant portion of our net sales and operating income is generated during the third and fourth quarters of our fiscal year, which includes the "back to school" and Christmas seasons. Additionally, as our Direct to consumer segment sales continue to increase as a percentage of our sales mix, they will benefit our sales and profitability in our fiscal fourth quarter, generally at the expense of our fiscal first and second quarters when it is more difficult to leverage our Direct to consumer segment expenses against our Direct to consumer segment sales. The amount of net sales and operating income generated during our fiscal fourth quarter also depends upon the anticipated level of retail sales during the Christmas season, as well as general economic conditions and other factors beyond our control. In addition, the amount of net sales and operating income generated during our fiscal first quarter depends in part upon the actual level of retail sales during the Christmas season. For example, lower levels of inventory held by our wholesale customers at the end of the Christmas season may result in higher levels of restocking orders placed by them during our fiscal first quarter.

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

Employees

        As of December 28, 2013, we employed approximately 14,600 persons, including approximately 7,800 persons employed by our foreign operating subsidiaries.

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

Risk Factors Relating to Our Business

         Any deterioration in the global economic environment, and any resulting declines in consumer confidence and spending, could have an adverse effect on our operating results.

        In recent years, the global economic environment has been challenging. Depressed real estate values, reduced lending by banks, solvency concerns of major financial institutions and certain foreign countries and high levels of unemployment negatively impacted the level of consumer spending for discretionary items. This can affect our business as it is dependent on consumer demand for our products. Global economic conditions remain fragile, and the possibility remains that domestic or global economies, or certain industry sectors of those economies that are key to our sales, may slow or deteriorate, which could result in a corresponding decrease in demand for our products and negatively impact our results of operations and financial condition.

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

        A significant portion of our growth in sales and net income is, and is expected to continue to be, derived from the sales of products produced under license agreements with third parties. Under these license agreements, we generally have the right to produce, market and distribute certain products utilizing the brand names of other companies. We sell products under certain licensed brands, including, but not limited to, ADIDAS, ARMANI EXCHANGE, BURBERRY, DIESEL, DKNY, EMPORIO ARMANI, MARC BY MARC JACOBS and MICHAEL KORS. Sales of our licensed products amounted to 50.5% of our consolidated net sales for fiscal year 2013, including MICHAEL KORS product sales, which accounted for 22.4% of our consolidated net sales. Our significant license agreements have various expiration dates between 2014 and 2017. In addition, certain license agreements may require us to make minimum royalty payments, subject us to restrictive covenants or require us to comply with certain other obligations and may be terminated by the licensor if these or other conditions are not met or upon certain events. We may not be able to continue to meet our obligations or fulfill the conditions under these agreements in the future. In addition, we may be unable to renew our existing license agreements beyond the current term or obtain new license agreements to replace any lost license agreements on similar economic terms or at all. The failure by us to maintain or renew one or more of our existing license agreements could result in a significant decrease in our sales and have a material adverse effect on our results of operations.

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

         The loss of key senior management personnel could negatively affect our business.

        We depend on our senior management and other key personnel, particularly Kosta N. Kartsotis, our CEO and Chairman. We do not have "key person" life insurance policies for any of our personnel. The loss of any of our executive officers or other key employees could harm our business.

         A data security or privacy breach could damage our reputation, harm our customer relationships, expose us to litigation or government actions, and result in a material adverse effect to our business, financial condition and results of operations.

        We depend on information technology systems, the Internet and computer networks for a substantial portion of our Direct to consumer business, including credit card transaction authorization and processing. We also receive and store personal information about our customers and employees, the protection of which is critical to us. In the normal course of our business, we collect, retain, and transmit certain sensitive and confidential customer information, including credit card information, over public networks. Our customers have a high expectation that we will adequately protect their personal information. In addition, personal information is highly regulated at the international, federal and state level.

        Despite the security measures we currently have in place, our facilities and systems and those of our third-party service providers may be vulnerable to theft of physical information, security breaches, hacking attempts, computer viruses and malware, lost data and programming and/or human errors. Any electronic or physical security breach involving the misappropriation, loss, or other unauthorized disclosure of confidential or personally identifiable information, including penetration of our network security or those of our third-party service providers, could disrupt our business, severely damage our reputation and our customer relationships, expose us to litigation and liability, subject us to governmental investigations, fines and enforcement actions, result in negative media coverage and distraction to management and result in a material adverse effect to our business, financial condition, and results of operations. In addition, as a result of recent security breaches at a number of prominent retailers and other companies, the media and public scrutiny of information security and privacy has become more intense and the regulatory environment related thereto has become more uncertain. As a result, we may incur significant costs in complying with new and existing state, federal, and foreign laws regarding protection of, and unauthorized disclosure of, personal information.

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

        Our operations are subject to domestic and international laws and regulations in a number of areas, including, but not limited to, labor, advertising, consumer protection, real estate, product safety, e-commerce, promotions, intellectual property, tax, import and export, anti-corruption, anti-bribery, foreign exchange controls and cash repatriation, data privacy, anti-competition, environmental, health and safety. Compliance with these numerous laws and regulations is complicated, time consuming and expensive, and the laws and regulations may be inconsistent from jurisdiction to jurisdiction, further increasing the difficulty and cost to comply with them. New laws and regulations, or changes to existing laws and regulations, could individually or in the aggregate make our products more costly to produce, delay the introduction of new products in one or more regions, cause us to change or limit our business practices, or affect our financial condition and results of operations. We have implemented policies and procedures designed to ensure compliance with the numerous laws and regulations affecting our business, but there can be no assurance that our employees, contractors, or agents will not violate such laws, regulations or our policies related thereto. Any such violations could have a material adverse effect on our financial condition or operating results.

         Reduced lending by banks could have a negative impact on our customers, suppliers and business partners, which in turn could materially and adversely affect our results of operations and liquidity.

        The reduction in lending by banks has had, and may continue to have, a significant negative impact on businesses around the world. Although we believe that our cash provided by operations and available borrowing capacity under our U.S. credit facility will provide us with sufficient liquidity for the foreseeable future, the impact of reduced lending on our customers, business partners and suppliers cannot be predicted and may be quite severe. A disruption in the ability of our significant customers or distributors to access liquidity could cause serious disruptions or an overall deterioration of their businesses, which could lead to a significant reduction in their future orders of our products and the inability or failure on their part to meet their payment obligations to us, any of which could have a material adverse effect on our financial condition and results of operations and liquidity.

         Seasonality of our business may adversely affect our net sales and operating income.

        Our quarterly results of operations have fluctuated in the past and may continue to fluctuate as a result of a number of factors, including seasonal cycles, timing of new product introductions, timing of orders by our customers and mix of product sales demand. Our business is seasonal by nature. A significant portion of our net sales and operating income are generated during the third and fourth quarters of our fiscal year, which includes the "back to school" and Christmas seasons. The amount of net sales and operating income generated during our fiscal fourth quarter depends upon the anticipated level of retail sales during the Christmas season, as well as general economic conditions and other factors beyond our control. In addition, the amount of net sales and operating income generated during our fiscal first quarter depends in part upon the actual level of retail sales during the Christmas season. The seasonality of our business may adversely affect our net sales and operating income during the first and fourth quarters of our fiscal year.

         Our plan to significantly increase our store base may not be successful, and implementation of this plan may divert our operational, managerial and administrative resources, which could impact our competitive position.

        Each year, we have historically expanded our store base. During fiscal year 2014, we intend to further expand our store base by opening approximately 75 to 80 new stores globally and close approximately 17 stores. Thereafter, in the near term, we plan to continue to expand our store base annually. The success of our business depends, in part, on our ability to open new stores and renew our existing store leases on terms that meet our financial targets. Our ability to open new stores on schedule or at all, to renew existing store leases on favorable terms or to operate them on a profitable basis will depend on various factors, including our ability to:

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

        We also operate FOSSIL brand stores and other non-FOSSIL branded stores and have historically expanded our Company-owned accessory and outlet locations to further strengthen our brand image. As of December 28, 2013, we operated 543 stores worldwide. The costs associated with leasehold improvements to current stores and the costs associated with opening new stores could materially increase our costs of operation.

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

        The majority of our watch products are currently assembled, and a majority of our jewelry products are manufactured, to our specifications by our majority-owned entities in China, with the remainder assembled or manufactured by independent entities. All of our clothing, sunglasses, handbags, small leather goods, belts and soft accessories are produced by independent manufacturers. We have no long-term contracts with these independent assembly factories or manufacturers and compete with other companies for production facilities. All transactions between us and our independent assembly factories or manufacturers are conducted on the basis of purchase orders. We face the risk that these independent assembly factories or manufacturers may not produce and deliver our products on a timely basis, or at all. As a result, we cannot be certain that these assembly factories or manufacturers will continue to assemble or manufacture products for us or that we will not experience operational difficulties with our manufacturers, such as reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, shortages of raw materials, failures to meet production deadlines or increases in manufacturing costs. Our future success will depend upon our ability to maintain close relationships with, or ownership of, our current assembly factories and manufacturers and to develop long-term relationships with other manufacturers that satisfy our requirements for price, quality and production flexibility. Our ability to establish new manufacturing relationships involves numerous uncertainties, including those relating to payment terms, costs of manufacturing, adequacy of manufacturing capacity, quality control and timeliness of delivery. Any failure by us to maintain long-term relationships with, or ownership of, our current assembly factories and manufacturers or to develop relationships with other manufacturers could have a material adverse effect on our ability to manufacture and distribute our products.

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

        We sell our merchandise primarily to department stores, specialty retail stores and distributors worldwide. We extend credit based on an evaluation of each customer's financial condition, usually without requiring collateral. Should any of our larger customers experience financial difficulties, we could curtail business with such customers or assume more credit risk relating to such customers'

receivables. Our inability to collect on our trade accounts receivable relating to such customers could have a material adverse effect on the amount of sales revenue that we receive and our financial condition and results of operations.

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

         Our Direct to consumer business segment operates in the highly competitive specialty retail and e-commerce industry and the size and resources of some of our competitors are substantially greater than ours, which may allow them to compete more effectively.

        We face intense competition in the specialty retail and e-commerce industry. We compete primarily with specialty retailers, department stores and internet businesses that engage in the retail sale of watches, accessories and clothing. We believe that the principal basis upon which we compete is the quality and design of merchandise and the quality of customer service. We also believe that price is an important factor in our customers' decision-making processes. Many of our competitors are, and many of our potential competitors may be, larger and have greater financial, marketing and other resources than we have and therefore may be able to adapt to changes in customer requirements more quickly, devote greater resources to the marketing and sale of their products and generate greater national brand recognition than we can. This intense competition and greater size and resources of some of our competitors could have a material adverse effect on the amount of net sales we generate and on our results of operations.

         We could be negatively impacted if we fail to successfully integrate the businesses we acquire.

        As part of our growth strategy, we have made certain acquisitions, domestically and internationally, including acquisitions of certain watch brands and acquisitions of independent distributors of our products. The integration of any future acquisitions may not be successful or generate sales increases. When we have acquired businesses, we have acquired businesses that we believe could enhance our business opportunities and our growth prospects. All acquisitions involve risks that could materially affect our business, financial condition and operating results. These risks include:

  •
  distraction of management from our business operations;

  •
  loss of key personnel and other employees;

  •
  costs, delays, and inefficiencies associated with integrating acquired operations and personnel;

  •
  the impairment of acquired assets and goodwill; and

  •
  acquiring the contingent and other liabilities of the businesses we acquire.

        In addition, acquired businesses may not provide us with increased business opportunities or result in the growth that we anticipate. Furthermore, integrating acquired operations is a complex, time-consuming and expensive process. Combining acquired operations with our current operations may result in lower overall operating margins, greater stock price volatility and quarterly earnings fluctuations. Cultural incompatibilities, career uncertainties and other factors associated with such acquisitions may also result in the loss of employees. Failure to acquire and successfully integrate complementary practices, or failure to achieve the business synergies or other anticipated benefits, could materially adversely affect our business, financial condition and results of operations.

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

        In addition, we have e-commerce and other websites in the U.S. and internationally. In addition to changing consumer preferences and buying trends relating to Internet usage, we are vulnerable to certain additional risks and uncertainties associated with the Internet, including changes in required technology interfaces, website downtime and other technical failures, security breaches, and consumer privacy concerns. Our failure to successfully respond to these risks and uncertainties could reduce Internet sales, increase costs and damage the reputation of our brands.

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

         Our products may infringe the intellectual property rights of others, which may cause us to incur unexpected costs or prevent us from selling certain of our products.

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

        We accept limited returns and will request that a customer return a product if we feel the customer has an excess of any style that we have identified as being a poor performer for that customer or geographic location. We continually monitor returns and maintain a provision for estimated returns based upon historical experience and any specific issues identified. While returns have historically been within our expectations and the provisions established, future return rates may differ from those experienced in the past. In the event that our products are performing poorly in the retail market and/or we experience product damages or defects at a rate significantly higher than our historical rate, the resulting credit returns could have an adverse impact on our operating results for the period or periods in which such returns occur.

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

        In addition, discovery and disclosure of a material weakness, by definition, could have a material adverse impact on our financial statements. Such an occurrence could discourage certain customers or suppliers from doing business with us, result in higher borrowing costs and affect how our stock trades. This could in turn negatively affect our ability to access public debt or equity markets for capital.

Risk Factors Relating to Our International Operations

         Factors affecting international commerce and our international operations may seriously harm our financial condition.

        During fiscal 2013, we generated 53.2% of our net sales from outside of the U.S., and we anticipate that revenue from our international operations could account for an increasingly larger portion of our net sales in the future. Our international operations are directly related to, and dependent on, the volume of international trade and foreign market conditions. International commerce and our international operations are subject to many risks, some of which are discussed in more detail below, including:

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

        We generally purchase our products in U.S. dollars. However, we source a significant amount of our products overseas and, as such, the cost of these products may be affected by changes in the value of the currencies of these countries, including the Australian Dollar, British Pound, Canadian Dollar, Chinese Yuan, Danish Krone, Euro, Hong Kong Dollar, Indian Rupee, Japanese Yen, Korean Won, Malaysian Ringgit, Mexican Peso, Norwegian Kroner, Singapore Dollar, Swedish Krona, Swiss Franc and Taiwanese Dollar. Due to our dependence on manufacturing operations in China, changes in the value of the Chinese Yuan may have a material impact on our supply channels and manufacturing costs, including component and assembly costs. Changes in currency exchange rates may also affect the relative prices at which we and our foreign competitors sell products in the same market. Although we utilize forward contracts to mitigate foreign currency risks (mostly relating to the Euro, British Pound, Japanese Yen, Mexican Peso, Canadian Dollar and Australian Dollar), if we are unsuccessful in mitigating these risks, foreign currency fluctuations may have a material adverse impact on our financial condition and results of operations.

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

         Because we depend on foreign manufacturing, we are vulnerable to changes in economic and social conditions in Asia, particularly China, and disruptions in international travel and shipping.

        Because a substantial portion of our watches and jewelry and certain of our handbags, sunglasses and other products are assembled or manufactured in China, our success will depend to a significant extent upon future economic and social conditions existing in China. If the factories in China were disrupted for any reason, we would need to arrange for the manufacture and shipment of products by alternative sources. Because the establishment of new manufacturing relationships involves numerous uncertainties, including those relating to payment terms, costs of manufacturing, adequacy of manufacturing capacity, quality control and timeliness of delivery, we are unable to predict whether such new relationships would be on terms that we regard as satisfactory. Any significant disruption in our relationships with our manufacturing sources located in China would have a material adverse effect on our ability to manufacture and distribute our products. In addition, restrictions on travel to and from this and other regions, similar to those imposed during the outbreak of Severe Acute Respiratory Syndrome in 2003, commonly known as SARS, and any delays or cancellations of customer orders or the manufacture or shipment of our products could have a material adverse effect on our ability to meet customer deadlines and timely distribute our products in order to match consumer tastes.

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

  •
  the timing of certain selling, general and administrative expenses;

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

        Mr. Kosta Kartsotis owns approximately 10% of our common stock as of December 28, 2013. As a result, he is in a position to influence the outcome of elections of our directors, the adoption, amendment or repeal of our bylaws and any other actions requiring the vote or consent of our stockholders, and to otherwise influence our affairs.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Company facilities.    As of the end of fiscal year 2013, we owned or leased the following material facilities in connection with our U.S. and international operations:

Location	Use	Square Footage	Owned / Leased
Dallas, Texas	Office, warehouse and distribution	517,500	Owned
Eggstätt, Germany	Office, warehouse and distribution	260,000	Owned
Grabenstätt, Germany	Office	92,160	Owned
Basel, Switzerland	European headquarters	31,000	Owned
Richardson, Texas	Corporate headquarters	535,731	Lease expiring in 2021
Hong Kong	Asia headquarters, warehouse and distribution	210,786	Lease expiring in 2014
Garland, Texas	Warehouse	268,706	Lease expiring in 2017
Shenzhen, China	Manufacturing	110,231	Lease expiring in 2018
New York, New York	General office and showroom	26,552	Lease expiring in 2016

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

        Retail store facilities.    As of the end of fiscal year 2013, we had 562 lease agreements for retail space for the sale of our products. The leases, including renewal options, expire at various times from 2014 to 2026. The leases provide for minimum annual rentals and, in certain cases, for the payment of additional rent when sales exceed specified net sales amounts. We are also generally required to pay our pro rata share of common area maintenance costs, real estate taxes, insurance, maintenance expenses and utilities.

        In the fourth quarter of fiscal 2013, we entered into a contract for the construction of a new facility for our European headquarters, which we plan to lease. In addition, we signed a lease for a new Far East headquarters, which we expect to move into during the fall of 2014. We believe that our material existing facilities are well maintained, in good operating condition, and are adequate for our needs.

Item 3.    Legal Proceedings

        On November 22, 2010, Romag Fasteners, Inc. filed suit in United States District Court for the District of Connecticut naming us, our subsidiary, Fossil Stores I, Inc., Macy's, Inc. and Macy's Retail Holdings, Inc. as defendants. The complaint, captioned Romag Fasteners, Inc. v. Fossil, Inc., Fossil Stores I, Inc., Macy's, Inc. and Macy's Retail Holdings, Inc., alleges purported violations of federal and state law for acts of patent infringement, trademark infringement, false designation of origin, and unfair competition. On June 9, 2011, Plaintiff added as additional defendants Dillard's, Inc., Nordstrom, Inc., The Bon-Ton Stores, Inc., the Bon-Ton Department Stores, Inc., Belk, Inc., Zappos.com, Inc. and Zappos Retail, Inc. Among other remedies, the plaintiff seeks (i) damages and lost profits for patent infringement and that damages and lost profits be trebled, together with interest from the date of infringement; (ii) an award of statutory damages pursuant to 15 U.S.C. §1125(c); (iii) damages in an amount yet to be determined; (iv) an award of three times the amount of plaintiff's damages or defendant's profits, whichever is greater, under 15 U.S.C. §1117; (v) punitive damages; and (vi) costs and attorney fees. The court has set a trial date of March 24, 2014.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        General.    Our common stock is listed on the NASDAQ Global Select Market under the symbol "FOSL." The following table sets forth the range of quarterly high and low sales prices per share of our common stock on the NASDAQ Global Select Market for the fiscal years ended December 28, 2013 and December 29, 2012.

	High	Low
Fiscal year ended December 28, 2013:
First quarter	$115.19	$88.65
Second quarter	110.44	89.50
Third quarter	129.25	103.17
Fourth quarter	134.99	113.14
Fiscal year ended December 29, 2012:
First quarter	$135.98	$76.72
Second quarter	139.20	67.69
Third quarter	93.69	62.77
Fourth quarter	96.40	78.75

        As of February 20, 2014, there were 249 holders of record of our shares of common stock (including nominee holders such as banks and brokerage firms who hold shares for beneficial owners), although we believe that the number of beneficial owners is much higher.

        Cash Dividend Policy.    We did not pay any cash dividends in fiscal years 2013, 2012 or 2011. We expect that for the foreseeable future, we will retain all available earnings generated by our operations for the development and growth of our business and for the repurchase of shares of our common stock. Any future determination as to a cash dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, stock repurchase plans, financial condition, future prospects and such other factors as our Board of Directors may deem relevant.

Common Stock Performance Graph

        The following performance graph compares the cumulative return of our shares of common stock over the preceding five year periods with that of the broad market Standard & Poor's 500 Stock Index ("S&P 500 Index") and the NASDAQ Retail Trades Group. Each Index assumes $100 invested at December 31, 2008 and is calculated assuming quarterly reinvestment of dividends and quarterly weighting by market capitalization.

 2013 COMPARATIVE TOTAL RETURNS
Fossil Group, Inc.,
NASDAQ Retail Trades and S&P 500 Index
(Performance Results through 12/31/13)

	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Fossil Group, Inc.	100.00	200.96	422.04	475.21	534.79	719.28
Nasdaq Retail Trades	100.00	138.92	173.99	195.94	231.65	300.88
S&P 500 Index	100.00	123.45	139.23	139.23	157.89	204.63

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        In August 2010, our Board of Directors approved common stock repurchase programs pursuant to which up to $30 million and $750 million could be used to repurchase outstanding shares of our common stock. These repurchase programs are to be conducted pursuant to Rule 10b-18 of the Securities Exchange Act of 1934. The $30 million repurchase program has no termination date and, as of December 28, 2013, no shares had been repurchased. We completed the $750 million repurchase program during the first quarter of fiscal 2013 and repurchased approximately 382,000 shares at a cost of $38.6 million. During fiscal years 2012 and 2011, we repurchased 3.0 million and 3.1 million shares, respectively, at a cost of $261.3 million and $270.9 million, respectively. In December 2012, our Board of Directors approved a new common stock repurchase program pursuant to which up to $1.0 billion could be used to repurchase outstanding shares of our common stock. This repurchase program is to be conducted pursuant to Rule 10b-18 of the Securities Exchange Act of 1934 and has a termination date of December 31, 2016. We repurchased 4.9 million shares under the $1.0 billion repurchase program during fiscal year 2013 at a cost of $536.3 million.

        Common stock repurchases acquired from grantees in connection with income tax withholding obligations arising from vesting of restricted stock grants were 25,322 shares, 23,702 shares and 24,769 shares for fiscal years 2013, 2012 and 2011, respectively.

        The following table shows our common stock repurchases based on the settlement date for the quarter ended December 28, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
September 29, 2013 - October 26, 2013	397,623	$118.19	397,032	$567,671,993.00
October 27, 2013 - November 23, 2013	185,629	$128.08	185,629	$543,896,432.00
November 24, 2013 - December 28, 2013	406,743	$123.32	406,743	$493,737,327.00

Total	989,995		989,404

Item 6.    Selected Financial Data

        The following information should be read in conjunction with our consolidated financial statements and notes thereto contained in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K (in thousands, except for per share data).

Fiscal Year	2013	2012		2011	2010	2009
Net sales	$3,259,971	$2,857,508		$2,567,302	$2,030,690	$1,548,093
Gross profit	1,861,686	1,606,543		1,439,186	1,155,164	844,850
Operating income	561,596	488,840		471,991	376,414	211,627
Income before taxes attributable to Fossil Group, Inc.	549,468	478,726		438,860	372,448	213,776
Net income attributable to Fossil Group, Inc.	378,152	343,401	(1)	294,702	255,205	139,188
Earnings per share:
Basic	6.59	5.63	(1)	4.66	3.83	2.09
Diluted	6.56	5.59	(1)	4.61	3.77	2.07
Weighted average common shares and common equivalent shares outstanding:
Basic	57,401	60,959		63,298	66,701	66,684
Diluted	57,676	61,400		63,965	67,687	67,153
Working capital	$987,556	$737,334		$844,124	$801,329	$701,193
Total assets	2,230,414	1,841,989		1,642,922	1,467,573	1,276,483
Total long-term liabilities	663,141	194,747		134,798	76,377	62,791
Stockholders' equity attributable to Fossil Group, Inc.	1,068,677	1,233,535		1,105,929	1,044,118	962,781
Return on average stockholders' equity attributable to Fossil Group, Inc.(2)	33.1%	29.9%		28.0%	25.0%	16.2%

(1)
Includes a $10.8 million, or $0.18 per share, benefit in income tax expense in connection with the completion of income tax audits.

(2)
Calculated by dividing net income attributable to Fossil Group, Inc. by five quarter average stockholders' equity attributable to Fossil Group, Inc.

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

        Domestically, we sell our products through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, Company-owned retail and outlet stores, mass market stores and through our FOSSIL website. Our wholesale customer base includes, among others, Dillard's, JCPenney, Kohl's, Macy's, Neiman Marcus, Nordstrom, Saks Fifth Avenue, Target and Wal-Mart. In the United States, our network of Company-owned stores included 123 retail stores located in premier retail sites and 119 outlet stores located in major outlet malls as of December 28, 2013. In addition, we offer an extensive collection of our FOSSIL brand products on our website, www.fossil.com, as well as proprietary and licensed watch and jewelry brands through other managed and affiliated websites.

        Internationally, our products are sold to department stores, specialty retail stores and specialty watch and jewelry stores in approximately 150 countries worldwide through 25 Company-owned foreign sales subsidiaries and through a network of over 60 independent distributors. Internationally, our network of Company-owned stores included 214 retail stores and 87 outlet stores as of December 28, 2013. Our products are also sold through licensed and franchised FOSSIL retail stores, retail concessions operated by us and kiosks in certain international markets. In addition, we offer an extensive collection of our FOSSIL brand products on our websites in certain countries.

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

        Our business is subject to the risks inherent in global sourcing supply. Certain key components in our products come from limited sources of supply, which exposes us to potential supply shortages that could disrupt the manufacture and sale of our products. Any interruption or delay in the supply of key components could significantly harm our ability to meet scheduled product deliveries to our customers and cause us to lose sales. Interruptions or delays in supply may be caused by a number of factors that are outside of our and our contractor manufacturers' control.

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

        Bad Debt.    We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by a review of their current credit information. We monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues identified. Additionally, we secure credit insurance policies for certain receivables. While such credit losses have historically been within our expectations and the provisions established, future credit losses may differ from those experienced in the past. As a result of the difficult economic environment, some of our domestic and international customers have experienced financial difficulties, including bankruptcy. Due to the purchase of additional credit insurance, we were able to reduce our bad debt allowance in fiscal year 2013. Our policy is to maintain reserve balances for bankruptcies until the bankruptcies are actually settled.

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

        Long-lived Asset Impairment.    We test for asset impairment of property, plant and equipment and other long-lived assets whenever events or conditions indicate that the carrying value of an asset might not be recoverable based on expected undiscounted cash flows related to the asset. We apply Accounting Standards Codification ("ASC") 360, Property, Plant and Equipment ("ASC 360"), in order to determine whether or not an asset is impaired. In evaluating long-lived assets for recoverability, we use our best estimate of future cash flows expected to result from the use of the asset and its eventual disposition. When undiscounted cash flows estimated to be generated through the operations of our Company-owned retail stores are less than the carrying value of the underlying assets, the assets are impaired. If it is determined that assets are impaired, an impairment loss is recognized for the amount the asset's book value exceeds its fair value. Impairment losses are recorded in selling, general and administrative expenses. In addition, impairment losses resulting from property, plant and equipment in our corporate costs area are recorded in selling, general and administrative expenses. Should actual results or market conditions differ from those anticipated, additional losses may be recorded. We recorded impairment losses of $5.8 million, $1.2 million and $1.0 million in fiscal years 2013, 2012 and 2011, respectively.

        Impairment of Goodwill and Trade Names.    We evaluate goodwill for impairment annually as of the end of the fiscal year by comparing the fair value of the reporting unit to its recorded value. Additionally, if events or conditions were to indicate the carrying value of a reporting unit may not be recoverable, we would evaluate goodwill for impairment at that time. We have three reporting units for which we evaluate goodwill for impairment, North America wholesale, Europe wholesale and Asia Pacific wholesale. The fair value of each reporting unit is estimated using market comparable information. If the estimated fair value of a reporting unit exceeds its carrying value, no impairment charge is recorded. As of December 28, 2013, the fair value of each of these reporting units exceeded their carrying value by over 25%.

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

        We evaluate trade names by comparing the fair value of the asset to its recorded value annually as of the end of the fiscal year and whenever events or conditions indicate that the carrying value of the trade name may not be recoverable. The fair value of the asset is estimated using discounted cash flow methodologies. The MICHELE trade name represented approximately 22% of our total trade name balances at the end of fiscal years 2013 and 2012, and 98% of our total trade name balances at the end of fiscal year 2011. The SKAGEN trade name represented approximately 77% of our total trade name balance at the end of fiscal years 2013 and 2012. We performed the required annual impairment test and recorded no impairment charges in fiscal years 2013, 2012 and 2011. As of December 28, 2013, the fair values of the MICHELE and SKAGEN trade names both exceeded their carrying values by over 25%. Due to the inherent uncertainties involved in making the estimates and assumptions used in the fair value analysis, actual results may differ which could alter the fair value of the trade names and possibly cause impairment charges to occur in future periods.

        Income Taxes.    We record valuation allowances against our deferred tax assets, when necessary, in accordance with ASC 740, Income Taxes ("ASC 740"). Realization of deferred tax assets (such as net operating loss carryforwards) is dependent on future taxable earnings and is therefore uncertain. At least quarterly, we assess the likelihood that our deferred tax asset balance will be recovered from future taxable income. To the extent we believe that recovery is not likely, we establish a valuation allowance against our deferred tax asset, increasing our income tax expense in the period such determination is made. In addition, we have not recorded U.S. income tax expense for foreign earnings that we have determined to be indefinitely reinvested outside the U.S. On an interim basis, we estimate what our effective tax rate will be for the full fiscal year. The estimated annual effective tax rate is then applied to the year-to-date pre-tax income excluding unusual or infrequently occurring items, to determine the year-to-date tax expense. The income tax effects of infrequent or unusual items are recognized in the interim period in which they occur. As the fiscal year progresses, we continually refine our estimate based upon actual events and earnings by jurisdiction during the year. This continual estimation process periodically results in a change to our expected effective tax rate for the fiscal year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision equals the expected annual rate excluding the impact of infrequent or unusual items.

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

        Warranty Costs.    Our FOSSIL watch products sold in the U.S. are covered by a limited warranty against defects in materials or workmanship for a period of 11 years from the date of purchase. RELIC watch products sold in the U.S. are covered by a comparable 12 year limited warranty, while all other watch brands sold in the U.S. are covered by a comparable two year limited warranty. SKAGEN branded watches are covered by a lifetime warranty against defects due to faulty material or workmanship, subject to normal conditions of use. Generally, all of our watch products sold in Canada, Europe and Asia are covered by a comparable two year limited warranty. We determine our warranty liability using historical warranty repair experience. As changes occur in sales volumes and warranty experience, the warranty accrual is adjusted as necessary. The year end warranty liability for fiscal years 2013, 2012 and 2011 was $15.7 million, $13.4 million and $11.0 million, respectively.

        Hedge Accounting.    We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. We have entered into certain foreign currency forward contracts ("forward contracts") to hedge the risk of foreign currency rate fluctuations. Our objective is to hedge the variability in forecasted cash flows due to the foreign currency risks primarily associated with certain anticipated inventory purchases. Changes in the fair value of forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income within stockholders' equity, and are recognized in other income (expense)-net in the period which approximates the time the hedged inventory is sold. Also, the Company has entered into an interest rate swap agreement to effectively convert a portion of variable rate debt obligations from a floating rate to a fixed rate. Changes in the fair value of the interest rate swap are recorded as a component of accumulated other comprehensive income within stockholders' equity, and are recognized in interest expense in the period in which the payment is settled. We have elected to apply the hedge accounting rules as required by ASC 815, Derivatives and Hedging, for these hedges.

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

        Stock-Based Compensation.    We account for stock-based compensation in accordance with the provisions of ASC 718, Compensation—Stock Compensation ("ASC 718"). We utilize the Black-Scholes model to determine the fair value of stock options and stock appreciation rights on the date of grant. The model requires us to make assumptions concerning (i) the length of time employees will retain their vested stock options and stock appreciation rights before exercising them ("expected term"), (ii) the volatility of our common stock price over the expected term, and (iii) the number of stock options and stock appreciation rights that will be forfeited. Changes in these assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related expense amounts recognized on our consolidated statements of comprehensive income.

Results of Operations

Executive Summary

        During fiscal year 2013, sales rose 14% representing growth across each of our geographic regions as compared to fiscal year 2012. Each of our core businesses contributed to the growth, with our FOSSIL and SKAGEN lifestyle brands increasing 7% and 41%, respectively, and our global watch portfolio rising 17%. Our FOSSIL brand growth was led by the continued strength of watches combined with favorable responses to our new jewelry line, while leathers experienced only a slight increase. Our acquisition of Skagen Designs on April 2, 2012 contributed $29.1 million towards overall sales in fiscal 2013 prior to anniversarying. The SKAGEN brand continued to benefit from integration into our global network, with stronger overall sales and expanded distribution through new doors in Europe, Asia and North America. Our Direct to consumer business grew during fiscal year 2013 as we expanded our owned store base globally. Fiscal 2013 global comps in our owned retail stores were relatively flat, driven by the challenging retail environment in the U.S., which offset increases in our international stores highlighted by improved store productivity in Europe. Even though we experienced lower traffic in our U.S. full price stores, conversion rates were up showing the strength of our assortment. Our retail store expansion continued with an emphasis on outlets, where we introduced "made for" product as we looked to present a consistent brand image across channels.

        Building on our sales growth, gross margins and operating margins also expanded. Gross margins benefitted from a greater sales mix of higher margin watch and jewelry products, growth in our international markets and direct distribution in Latin America, Spain and Portugal as a result of acquisitions during fiscal year 2013. Partially offsetting these increases were the unfavorable impacts of promotional activities to drive traffic and clear prior seasons' products, especially in U.S. outlet stores. Our strong gross margins more than offset our operating expense deleveraging as we continued to invest in initiatives to support long-term growth. Our operating margin was relatively flat even as we made investments in corporate and global infrastructure as well as improved marketing programs and added stores around the globe.

        During fiscal year 2013, we invested $574.8 million to repurchase 5.3 million shares of our common stock. Our financial performance combined with our repurchase activity resulted in earnings of $6.56 per diluted share.

Fiscal Year 2013 Compared to Fiscal Year 2012

        Consolidated Net Sales.    Net sales increased 14.1%, representing sales growth across each of our global wholesale and Direct to consumer businesses. Global watch sales made the most significant contribution, increasing $371.6 million or 17.4%, in fiscal year 2013. We believe that we continue to gain market share in the watch category as we maximize the potential for our brands with our global distribution infrastructure and design innovation. Our jewelry product category also contributed favorably to the current fiscal year net sales growth, increasing $47.2 million, or 26.0%, as our new global assortment has resonated well with consumers. Our leather business decreased slightly during the year and represents an area of opportunity for the business as we work towards improving our assortments.

        We believe our diverse global distribution network, including owned distribution in 25 countries, combined with our design and marketing capabilities, will allow us to continue to take shelf space from lesser known local and regional brands as we continue to increase brand awareness through the growth of our retail stores and introduction of new websites in many of the countries in which we operate. We also believe that investments we have made in certain emerging markets will allow us to experience higher levels of growth in our international wholesale segments in comparison to our North America wholesale segment. Net sales information by product category is summarized as follows (dollars in millions):

	Fiscal Year
	2013		2012		Growth (Decline)
	Amounts	Percentage of Total	Amounts	Percentage of Total	Dollars	Percentage
Watches	$2,513.1	77.1%	$2,141.5	74.9%	$371.6	17.4%
Leathers	436.3	13.4	440.1	15.4	(3.8)	(0.9)
Jewelry	228.8	7.0	181.6	6.4	47.2	26.0
Other	81.8	2.5	94.3	3.3	(12.5)	(13.3)

Total net sales	$3,260.0	100.0%	$2,857.5	100.0%	$402.5	14.1%

        As a multinational enterprise, we are exposed to changes in foreign currency exchange rates. The translation of the operations of our foreign-based entities from their local currencies into U.S. dollars is sensitive to changes in foreign currency exchange rates. In general, our overall financial results are affected positively by a weaker U.S. dollar and are affected negatively by a stronger U.S. dollar as compared to the foreign currencies in which we conduct our business. In fiscal year 2013 the translation of foreign-based net sales into U.S. dollars reduced reported net sales by approximately $0.6 million including a favorable impact of $18.3 million in our Europe wholesale segment offset by unfavorable impacts of $17.1 million and $1.8 million in our Asia Pacific wholesale and Direct to Consumer businesses, respectively.

        The following table sets forth consolidated net sales by segment (dollars in millions):

	Fiscal Year
	2013		2012		Growth
	Amounts	Percentage of Total	Amounts	Percentage of Total	Dollars	Percentage
Wholesale:
North America	$1,216.6	37.3%	$1,083.5	37.9%	$133.1	12.3%
Europe	828.1	25.4	697.0	24.4	131.1	18.8
Asia Pacific	396.7	12.2	361.5	12.7	35.2	9.7

Total wholesale	2,441.4	74.9	2,142.0	75.0	299.4	14.0
Direct to consumer	818.6	25.1	715.5	25.0	103.1	14.4

Total net sales	$3,260.0	100.0%	$2,857.5	100.0%	$402.5	14.1%

        North America Wholesale Net Sales.    Net sales in the North America wholesale segment increased $133.1 million or 12.3% during fiscal year 2013, representing growth across the U.S., Canada and Latin America. Watch sales led the growth, increasing $142.3 million or 16.9%, while jewelry sales also contributed favorably, increasing $11.5 million or 30.2%. These sales gains were partially offset by sales volume declines in our leathers products of $12.0 million or 6.6% as a result of decreased sell-through rates at retail. The discontinuation of our footwear line and, as we transitioned to a licensing model, eyewear line also negatively impacted fiscal year 2013 net sales by $5.3 million and $5.0 million, respectively. Additionally, fiscal year 2013 was negatively impacted by approximately $10 million as a result of the misalignment of our fiscal calendar with the National Retail Federation ("NRF") calendar, on which many of our customers operate. The NRF calendar included an extra week in January 2013 as compared to our fiscal calendar. The extra week on our fiscal calendar will take place in January 2014 at which time our fiscal calendar will re-align with the NRF calendar.

        Europe Wholesale Net Sales.    Europe wholesale net sales rose $131.1 million or 18.8% ($112.8 million or 16.2% in constant currency) representing sales gains across multiple geographies within the European region. In Europe we are continuing to experience the benefits of scale as we leverage our extensive European infrastructure and distribution to drive growth. The United Kingdom, Germany, Spain, the Middle East and France delivered the strongest growth, while Italy experienced a sales decline during fiscal 2013 and continues to be our most challenging European market. From a product category perspective, on a constant currency basis, sales growth was led by a $97.0 million or 18.0% increase in our watch category and a $19.2 million or 20.2% increase in jewelry, partially offset by a $3.9 million or 9.7% decrease in leather products.

        Asia Pacific Wholesale Net Sales.    In fiscal year 2013, Asia Pacific wholesale net sales increased $35.2 million or 9.7% ($52.2 million or 14.4% in constant currency). We experienced sales growth across most markets in the Asia Pacific region led by China, Japan and India. Our watch category made the most significant impact, increasing $52.8 million or 16.2% in constant currency. At the end of fiscal year 2013, we operated 309 concession locations in the Asia Pacific region with a net 39 new concessions opened during the last twelve months. For the 2013 fiscal year, Asia Pacific concession sales increased primarily as a result of new door growth and a modestly positive comp. We believe these concessions represent a large opportunity for us because they allow us to control the brand presentation and customer experience at the point of sale and capture the full retail price.

        Direct to Consumer Net Sales.    Direct to consumer net sales increased $103.1 million or 14.4%, during fiscal year 2013, primarily as a result of an increase in the average number of Company-owned stores open during the fiscal year and a 0.2% comparable store sales increase. Positive comparable store sales results in the international markets were almost entirely offset by weak traffic and a highly promotional environment in the U.S.

        The following table sets forth the number of stores by concept for the periods indicated below:

	December 28, 2013			December 29, 2012
	North America	Other International	Total	North America	Other International	Total
Full price accessory	112	164	276	107	153	260
Outlets	125	81	206	104	58	162
Clothing	30	2	32	31	2	33
Full priced multi-brand	6	23	29	5	13	18

Total stores	273	270	543	247	226	473

        During fiscal year 2013, we opened 87 new stores and closed 17 stores. During fiscal year 2014, we anticipate opening approximately 75 to 80 additional retail stores and closing approximately 17 stores globally. A store is included in comparable store sales in the thirteenth month of operation. Stores that experience a gross square footage increase of 10% or more due to an expansion and/or relocation are removed from the comparable store sales base, but are included in total sales. These stores are returned to the comparable store sales base in the thirteenth month following the expansion and/or relocation.

        Gross Profit.    Gross profit of $1.9 billion in fiscal year 2013 increased 15.9% in comparison to $1.6 billion in fiscal year 2012 as a result of increased sales and gross profit margin expansion. Gross profit margin increased 90 basis points to 57.1% in fiscal year 2013 compared to 56.2% in the prior fiscal year. Gross margins benefitted from a greater sales mix of higher margin watch and jewelry products, growth in our international markets, and direct distribution in Latin America, Spain and Portugal as a result of acquisitions during fiscal year 2013. Partially offsetting these increases were the unfavorable impacts of promotional activities to drive traffic and clear prior seasons' products, especially in U.S. outlet stores.

        Operating Expenses.    Operating expenses increased by $182.4 million, and as a percentage of net sales, increased to 39.9% in fiscal year 2013 compared to 39.1% in fiscal year 2012. The translation of foreign-based expenses in fiscal year 2013 decreased operating expenses by approximately $0.4 million as a result of the stronger U.S dollar. Operating expense increases were primarily attributable to continued investments in our retail store and concession expansion, performance based compensation, infrastructure investments to support growth and global initiatives, enhancements to our marketing programs and the impact of newly acquired businesses. In addition, fiscal year 2013 included a $5.8 million non-cash asset impairment charge to write down certain long-lived assets associated with our retail stores.

        Operating Income.    During fiscal year 2013, operating profit margin increased to 17.2% as compared to 17.1% in the prior fiscal year. Operating income for the 2013 fiscal year included approximately $2.3 million of net currency losses related to the translation of foreign-based sales and expenses into U.S. dollars. Operating margin was favorably impacted by margin expansion in our wholesale businesses, partially offset by decreased margins in our Direct to consumer business. Operating margin was also negatively impacted by decreased operating expense leverage in our Asia Pacific wholesale segment as we continue to invest in the region and by a $5.8 million non-cash asset impairment charge to write down certain long-lived assets associated with our retail stores. Margin expansion in our wholesale businesses was primarily a result of a favorable shift in sales to higher margin geographic regions and an increase in sales mix to sales of higher margin watch and jewelry products, while decreased margins in our Direct to consumer business were largely driven by liquidation of prior seasons' leather products and outlet promotional activity. Intercompany profit attributable to our factory operations is included in the Asia Pacific wholesale and Europe wholesale segments in accordance with the geographic location of the factories. These intercompany factory profits are eliminated in consolidation. Operating income by operating segment is summarized as follows (dollars in millions):

	Fiscal Year		Growth (Decline)
	2013	2012	Dollars	Percentage
Wholesale:
North America	$305.8	$246.6	$59.2	24.0%
Europe	219.0	174.5	44.5	25.5
Asia Pacific	130.0	127.3	2.7	2.1

Total wholesale	654.8	548.4	106.4	19.4
Direct to consumer	88.1	98.7	(10.6)	(10.7)
Corporate	(181.3)	(158.3)	(23.0)	14.5

Total operating income	$561.6	$488.8	$72.8	14.9%

        Interest Expense.    Interest expense increased by $4.4 million in fiscal year 2013 primarily as a result of increased debt levels.

        Other Income (Expense)—Net.    During fiscal year 2013, other income (expense)—net changed favorably by approximately $0.9 million. This increase was primarily driven by a $6.5 million non-cash, mark-to-market valuation gain related to our assumption of control of Fossil Spain, our Spanish joint venture that is 50% owned by General De Relojeria, S.A., partially offset by decreased net foreign currency gains resulting from mark-to-market hedging and other transactional activities as compared to fiscal year 2012.

        Provision for Income Taxes.    Income tax expense for fiscal year 2013 was $173.4 million, resulting in an effective tax rate of 30.9%, compared to 28.0% in fiscal year 2012. Fiscal year 2012 income tax expense was favorably impacted by management's determination in fiscal 2012 to reinvest undistributed earnings and profits of certain foreign subsidiaries and the recognition of previously unrecognized income tax benefits in connection with the completion of prior year income tax audits during the fiscal year.

        Net Income Attributable to Fossil Group, Inc.    Fiscal year 2013 net income attributable to Fossil Group, Inc. increased 10.1% to $378.2 million, or $6.56 per diluted share, in comparison to $343.4 million, or $5.59 per diluted share, in the prior fiscal year. Fiscal year 2013 results included a $6.5 million non-cash, non-operating gain, which benefitted earnings by $0.11 per diluted share, related to our assumption of control of Fossil Spain in connection with our right to acquire in 2015 the remaining 50% of Fossil Spain. Additionally, net income attributable to Fossil Group, Inc. for fiscal year 2013 included a $0.40 per diluted share benefit as a result of a 6.1% lower outstanding share count due to common stock repurchases under our ongoing stock repurchase program and net foreign currency losses of $0.08 per diluted share.

Fiscal Year 2012 Compared to Fiscal Year 2011

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

        Net sales information by product category is summarized as follows (dollars in millions):

	Fiscal Year
	2012		2011		Growth (Decline)
	Amounts	Percentage of Total	Amounts	Percentage of Total	Dollars	Percentage
Watches	$2,141.5	74.9%	$1,843.9	71.8%	$297.6	16.1%
Leathers	440.1	15.4	427.8	16.7	12.3	2.9
Jewelry	181.6	6.4	190.1	7.4	(8.5)	(4.5)
Other	94.3	3.3	105.5	4.1	(11.2)	(10.6)

Total net sales	$2,857.5	100.0%	$2,567.3	100.0%	$290.2	11.3%

        In fiscal year 2012 the translation of foreign-based net sales into U.S. dollars decreased our reported net sales by approximately $56.7 million as a result of unfavorable impacts in each of our segments of $43.2 million in Europe wholesale, $8.1 million in Direct to Consumer, $3.2 million in Asia Pacific wholesale and $2.2 million in North America wholesale.

        The following table sets forth consolidated net sales by segment (dollars in millions):

	Fiscal Year
	2012		2011		Growth
	Amounts	Percentage of Total	Amounts	Percentage of Total	Dollars	Percentage
Wholesale:
North America	$1,083.5	37.9%	$967.5	37.7%	$116.0	12.0%
Europe	697.0	24.4	695.4	27.1	1.6	0.2
Asia Pacific	361.5	12.7	297.0	11.5	64.5	21.7

Total wholesale	2,142.0	75.0	1,959.9	76.3	182.1	9.3
Direct to consumer	715.5	25.0	607.4	23.7	108.1	17.8

Total net sales	$2,857.5	100.0%	$2,567.3	100.0%	$290.2	11.3%

        North America Wholesale Net Sales.    Net sales in the North America wholesale segment increased 12.2%, or $118.2 million, during fiscal year 2012. This sales growth was primarily attributable to a 17.7%, or $127.2 million, increase in watch sales, and $37.5 million of sales related to SKAGEN branded products. Sales from our jewelry business also favorably impacted fiscal year 2012, increasing 36.1%, or $10.1 million, primarily a result of the continued roll-out of the MICHAEL KORS jewelry line launched in the last half of fiscal year 2011. These increases were partially offset by sales volume declines in our leathers products of 4.8%, or $9.2 million, and our sunglass category of 39.1%, or $7.2 million. The decrease in our leathers business was principally attributable to decreased sell-through rates in our FOSSIL women's categories, partially offset by sales volume increases in our RELIC leather products in the department store channel. Sunglass sales were negatively impacted by our repositioning of the FOSSIL branded sunglass business resulting in a year-over-year decrease in the number of department store doors through which the product is distributed in the U.S. During fiscal year 2012, excluding sales related to SKAGEN branded products, U.S. wholesale net sales increased 5.9%, or $49.9 million. Additionally, excluding SKAGEN branded product sales, shipments from our subsidiaries in Canada and Mexico increased 18.2% and 40.8%, respectively, while shipments to third-party distributors increased 12.8%.

        Europe Wholesale Net Sales.    Europe wholesale net sales rose 6.4%, or $44.8 million, inclusive of a $37.7 million contribution from sales related to SKAGEN branded products. Excluding SKAGEN branded products, sales growth of 0.9% was principally attributable to a 5.5%, or $27.9 million, increase in watch sales, partially offset by an 11.5%, or $21.6 million, decrease in our accessories businesses. Our jewelry and leather categories experienced sales volume declines of 13.2%, or $15.3 million, and 8.5%, or $4.0 million, respectively, while our sunglass business decreased 26.8%, or $3.0 million. We believe a challenging macro environment in Europe was a contributing factor to the reduction in sales growth in addition to our repositioning of the FOSSIL jewelry brand. On a geographical basis, we experienced a reduction in shipments to our Spain joint venture and sales volume declines in Italy and Germany, while sales volumes increased in France and the United Kingdom. Additionally, sales to our third-party distributors, located primarily in Eastern Europe and the Middle East, favorably impacted European wholesale net sales in fiscal year 2012, increasing 10.3%, or $12.5 million, as a result of increased sell through.

        Asia Pacific Wholesale Net Sales.    In fiscal year 2012, Asia Pacific wholesale net sales increased 22.8%, or $67.7 million, including $9.2 million of sales of SKAGEN branded products. Excluding sales of SKAGEN branded products, net sales grew 19.7%, primarily attributable to increased watch sales of $56.8 million. At the end of fiscal year 2012, we operated 270 concession locations in the Asia Pacific region with a net 56 new concessions opened during the last twelve months. For the 2012 fiscal year, Asia Pacific concession sales increased by 22.8% with comparable store sales growing 1.5% in comparison to the prior fiscal year. While the increase in concession locations as well as the addition of duty free business favorably impacted sales growth in Asia during fiscal year 2012, the rate of growth slowed during the back half of the year.

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

        Gross Profit.    Gross profit of $1.6 billion in fiscal year 2012 represented an increase of 11.6% in comparison to $1.4 billion in fiscal year 2011. Gross profit margin increased 10 basis points to 56.2% in fiscal year 2012 compared to 56.1% in the prior fiscal year. Foreign currency exchange rates negatively impacted gross profit margin by approximately 110 basis points during fiscal year 2012. Excluding the impact of currency, gross profit margin was favorably impacted by increases in the sales mix of higher margin watch products versus leather products, select price increases across certain businesses, production efficiencies, an increase in the Direct to consumer and Asia Pacific wholesale distribution channels and outlet expansion. The success of our efforts to reduce the number of our SKUs reduced our liquidation needs and our margins on liquidated products improved as a greater mix of sales were flowing through our outlets rather than third-party liquidators.

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

        Operating Income.    Operating income increased $16.8 million, or 3.6%, in fiscal year 2012. As a percentage of net sales, operating income decreased to 17.1% of net sales in fiscal year 2012 compared to 18.4% of net sales in the prior fiscal year, primarily as a result of a 140 basis point decrease in operating expense leverage. During fiscal year 2012, operating income was negatively impacted by approximately $43.8 million as a result of the translation of foreign-based sales and expenses into U.S. dollars. Excluding the impact of foreign currency rate changes, fiscal year 2012 operating income, as a percentage of net sales, would have approximated 18.3%. Intercompany profit attributable to our factory operations is included in the Asia Pacific wholesale and Europe wholesale segments in accordance with the geographic location of the factories. These intercompany factory profits are eliminated in consolidation. Operating income by operating segment is summarized as follows (dollars in millions):

	Fiscal Year		Growth (Decline)
	2012	2011	Dollars	Percentage
Wholesale:
North America	$246.6	$235.0	$11.6	4.9%
Europe	174.5	187.8	(13.3)	(7.1)
Asia Pacific	127.3	108.7	18.6	17.1

Total wholesale	548.4	531.5	16.9	3.2
Direct to consumer	98.7	87.2	11.5	13.2
Corporate	(158.3)	(146.7)	(11.6)	7.9

Total operating income	$488.8	$472.0	$16.8	3.6%

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

        Net Income Attributable to Fossil Group, Inc.    Fiscal year 2012 net income attributable to Fossil Group, Inc. increased 16.5% to $343.4 million, or $5.59 per diluted share, in comparison to $294.7 million, or $4.61 per diluted share, in the prior fiscal year. Net income attributable to Fossil Group, Inc. for fiscal year 2012 included net foreign currency losses of $0.21 per diluted share and a $0.22 per diluted share benefit as a result of a 4.0% lower outstanding share count due to common stock repurchases under our ongoing stock repurchase program.

Liquidity and Capital Resources

        Historically, our business operations have not required substantial cash during the first several months of our fiscal year. Generally, starting in the third quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our quarterly cash requirements are also impacted by the number of new stores we open, other capital expenditures and the amount of any discretionary stock repurchases we make. Our cash and cash equivalents balance at the end of fiscal year 2013 was $320.5 million, including $298.2 million held by foreign subsidiaries outside the U.S., in comparison to $177.2 million at the end of fiscal year 2012.

        Net cash provided by operating activities of $411.7 million in fiscal year 2013 was partially offset by the aggregate amount of cash used in investing and financing activities of $123.2 million and $148.2 million, respectively, resulting in a $143.2 million increase in cash and cash equivalents since the end of fiscal year 2012. During fiscal year 2013, net cash provided by operating activities consisted primarily of net income of $388.0 million, non-cash activities of $95.5 million, and an unfavorable increase in net operating assets and liabilities of $71.9 million. During fiscal year 2013, net cash used in investing activities was primarily driven by $95.2 million related to capital expenditures and $15.5 million in business acquisitions. During fiscal year 2013, net cash used in financing activities was principally comprised of $582.3 million of common stock acquisitions, partially offset by $430.6 million of net borrowings on notes payable. Net borrowings primarily consisted of draws and repayments made under our $750 million revolving line of credit and term loan.

        Accounts receivable increased by 25.1% to $454.8 million during fiscal year 2013 compared to $363.5 million at the end of the prior fiscal year, due to the timing of shipments and an increase in wholesale shipments. Average days sales outstanding for our wholesale segments for fiscal year 2013 increased to 49 days compared to 46 days in the prior fiscal year.

        Inventory at the end of fiscal year 2013 was $570.7 million, representing an increase of 12.7% from the prior fiscal year inventory balance of $506.3 million. In an effort to manage inventory levels, our inventory growth was slightly below our sales growth.

        The following tables reflect our common stock repurchase activity for the periods indicated (in millions):

			For the 2013 Fiscal Year		For the 2012 Fiscal Year
Fiscal Year Authorized	Dollar Value Authorized	Termination Date	Number of Shares Repurchased	Dollar Value Repurchased	Number of Shares Repurchased	Dollar Value Repurchased
2012	$1,000.0	December 2016	4.9	$536.3	0.0	$0.0
2010	$30.0	None	0.0	$0.0	0.0	$0.0
2010	$750.0	December 2013(1)	0.4	$38.6	3.0	$261.3

(1)
In the first quarter of fiscal year 2013, we completed this repurchase plan.

        All of these repurchase programs are conducted pursuant to Rule 10b-18 of the Securities Exchange Act of 1934. We effectively retired 5.3 million shares of repurchased common stock under our repurchase programs during fiscal 2013. We account for the retirements by allocating the repurchase price, which is based upon the equity contribution associated with historical issuances, to common stock, additional paid-in capital and retained earnings. The effective retirement of common stock repurchased during the 2013 fiscal year decreased common stock by $53,000, additional paid-in capital by $7.6 million, retained earnings by $567.2 million and treasury stock by $574.8 million. We effectively retired 9.3 million shares of our common stock during the 2012 fiscal year that were repurchased under our repurchase programs during our 2012, 2011 and 2010 fiscal years. The effective retirement during fiscal year 2012 of repurchased common stock decreased common stock by $93,000, additional paid-in capital by $50.1 million, retained earnings by $661.8 million and treasury stock by $712.0 million. At December 29, 2012 and December 28, 2013, all treasury stock had been effectively retired. As of December 28, 2013, we had $493.7 million of repurchase authorizations remaining under our repurchase programs.

        At the end of the fiscal year 2013, we had working capital of $987.6 million compared to working capital of $737.3 million at the end of the prior fiscal year. Additionally, we had approximately $13.4 million of outstanding short-term borrowings and $494.7 million in long-term debt.

        On May 17, 2013, we entered into a five year Credit Agreement (the "Credit Agreement") with (i) the lenders party thereto, (ii) Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent, swingline lender and issuing lender, (iii) Bank of America, N.A. and JPMorgan Chase Bank, N.A., as syndication agents, (iv) HSBC Bank USA, National Association and Fifth Third Bank, as documentation agents, and (v) Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as joint lead arrangers and bookrunners. The Credit Agreement provides for revolving credit loans in the amount of $750 million (the "Revolver"), a swingline subfacility up to $20 million, an up to $10 million subfacility for letters of credit, and a term loan in the amount of $250 million (the "Term Loan"). Amounts outstanding under the Revolver and Term Loan bear interest at our option of (i) the base rate (defined as the higher of (a) the prime rate publicly announced by Wells Fargo (3.25% at fiscal year end 2013), (b) the federal funds rate plus 0.5% and (c) the London Interbank Offer Rate ("LIBOR") (0.16% at fiscal year end 2013) for an interest period of one month plus 1.00%) plus the base rate applicable margin (which varies based upon our consolidated leverage ratio (the "Ratio") from 0.25% if the Ratio is less than 1.00 to 1.00, to 1.00% if the Ratio is greater than or equal to 2.00 to 1.00) or (ii) the LIBOR rate (defined as the quotient obtained by dividing (a) LIBOR by (b) 1.00 minus the Eurodollar reserve percentage) plus the LIBOR rate applicable margin (which varies based upon the Ratio from 1.25% if the Ratio is less than 1.00 to 1.00 to 2.00% if the Ratio is greater than or equal to 2.00 to 1.00). Amounts outstanding under the swingline subfacility under the Credit Agreement or upon any drawing under a letter of credit bear interest at the base rate plus the base rate applicable margin. Interest based upon the base rate is payable quarterly in arrears. Interest based upon the LIBOR rate is payable either monthly or quarterly in arrears, depending on the interest period selected by us. The Revolver also contains a commitment fee, determined based upon the Ratio, which varies from 0.20%, if the Ratio is less than 1.00 to 1.00, to 0.35%, if the Ratio is greater than or equal to 2.00 to 1.00.

        The Credit Agreement is guaranteed by all of our direct and indirect material domestic subsidiaries and secured by 65% of the total outstanding voting capital stock and 100% of the non-voting capital stock of Fossil Europe B.V., Fossil (East) Limited and Swiss Technology Holding GmbH, certain of our foreign subsidiaries, pursuant to a pledge agreement.

        Financial covenants in the Credit Agreement require us to maintain (i) a consolidated total leverage ratio no greater than 2.50 to 1.00, (ii) a consolidated interest coverage ratio no less than 3.50 to 1.00, and (iii) maximum capital expenditures not in excess of (x) $200.0 million during each of fiscal years 2014 and 2015 and (y) $250.0 million during each fiscal year thereafter, subject to certain adjustments.

        The Credit Agreement replaced a credit agreement dated as of December 17, 2010, as amended, by and among us and certain of our subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender, Wells Fargo Securities, LLC, as sole lead arranger and sole book manager, and Bank of America, N.A., as lender, which was scheduled to mature on December 17, 2014 (the "Prior Credit Agreement"). During fiscal year 2013, we borrowed $346.5 million under the Prior Credit Agreement at an average rate of 1.47%. These borrowings were mainly used to fund common stock repurchases. The entire outstanding balance of $248.0 million was repaid on May 17, 2013 using funds borrowed under the Credit Agreement. No penalties or other early termination fees were incurred in connection with the termination of the Prior Credit Agreement.

        During fiscal year 2013, we borrowed $250.0 million under the Term Loan at an average rate of 1.55% and repaid $3.1 million, and we borrowed $625.1 million under the Revolver at an average rate of 1.50% and repaid $375.1 million. As of December 28, 2013, we had $246.9 million and $250.0 million outstanding under the Term Loan and the Revolver, respectively. In addition, we had $1.1 million of outstanding standby letters of credit at December 28, 2013. Amounts available under the Revolver are reduced by any amounts outstanding under standby letters of credit. As of December 28, 2013, we had $498.9 million available for borrowing under the Revolver. The borrowings made under the Term Loan were used to repay the outstanding balance under the Prior Credit Agreement and to pay upfront fees related to the Credit Agreement. Borrowings under the Revolver were mainly used to fund common stock repurchases and normal operating expenses.

        At December 28, 2013, we were in compliance with all material debt covenants related to all of our credit facilities.

        As of December 28, 2013, we do not consider $481.3 million of undistributed earnings of our foreign subsidiaries to be indefinitely reinvested. As such, we have accrued taxes on these amounts net of applicable foreign tax credits. We have not provided for U.S. federal and state income taxes on the remaining $653.1 million of undistributed earnings of our foreign subsidiaries, because we consider such earnings to be indefinitely reinvested outside the United States. The determination of the amount of incremental tax that would be due in the event these earnings are repatriated in the future is not practicable. However, our intent is to keep these funds indefinitely reinvested outside of the United States, and our current plans do not indicate a need to repatriate them to fund our U.S. operations.

        For the fiscal year ending January 3, 2015, we expect total capital expenditures to be in a range of $110 million to $120 million. These capital expenditures will be primarily related to global retail store expansion and renovation and investment in technological infrastructure. We believe that cash flows from operations combined with existing cash on hand and amounts available under the Revolver will be sufficient to fund our working capital needs, common stock repurchases and planned capital expenditures for the next twelve months.

Contractual Obligations

        The following table identifies our contractual obligations as of December 28, 2013 (in thousands):

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Debt obligations(1)	$500,692	$12,612	$34,600	$450,225	$3,255
Minimum royalty payments(2)	836,099	196,102	267,309	154,584	218,104
Capital lease obligations(3)	9,614	1,052	2,275	2,244	4,043
Operating lease obligations	828,811	150,677	259,610	185,685	232,839
Purchase obligations(4)	369,830	367,238	2,592	—	—
Uncertain tax positions(5)	177	177	—	—	—

Total contractual obligations(6)	$2,545,223	$727,858	$566,386	$792,738	$458,241

(1)
Consists of borrowings in the United States and Switzerland, excluding contractual interest payments.

(2)
Consists primarily of payments under exclusive licenses to manufacture watches and jewelry under trademarks not owned by us. Also includes amounts owed pursuant to various license and design service agreements under which we are obligated to pay the licensors a percentage of our net sales of these licensed products, subject to minimum scheduled royalty, design and advertising payments.

(3)
Includes unrecorded capital leases and interest of $1.4 million and $0.8 million, respectively.

(4)
Consists primarily of outstanding letters of credit, which represent inventory purchase commitments that typically mature in one to eight months and open non-cancelable purchase orders.

(5)
Management has only included its current ASC 740 liability in the table above. Long-term amounts of $14.3 million have been excluded because the payment timing cannot be reasonably estimated.

(6)
Pension obligations of $10.1 million have been excluded because the payment timing cannot be reasonably estimated.

Off Balance Sheet Arrangements

        There are no off balance sheet arrangements other than those disclosed in contingencies and commitments.

Selected Quarterly Consolidated Financial Data

        The table below sets forth selected quarterly consolidated financial information. The information is derived from our unaudited consolidated financial statements and includes, in the opinion of management, all normal and recurring adjustments that management considers necessary for a fair statement of results for such periods. The operating results for any quarter are not necessarily indicative of results for any future period. Certain line items presented in the tables below, when aggregated, may not agree with the corresponding line items on our consolidated statements of comprehensive income for fiscal years 2013 and 2012 due to rounding (in thousands, except percentage and per share data).

Fiscal Year 2013	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net sales	$680,899	$706,249	$810,396	$1,062,427
Gross profit	378,471	408,901	464,969	609,345
Operating expenses	284,150	301,953	323,937	390,050
Operating income	94,321	106,948	141,032	219,295
Income before income taxes	102,874	104,238	138,255	216,099
Provision for income taxes	28,894	33,829	45,881	64,815
Net income	73,980	70,409	92,374	151,284
Net income attributable to noncontrolling interest	1,794	2,696	2,640	2,766
Net income attributable to Fossil Group, Inc.	$72,186	$67,713	$89,734	$148,518
Earnings per share:
Basic	$1.22	$1.16	$1.59	$2.69
Diluted	$1.21	$1.15	$1.58	$2.68
Gross profit as a percentage of net sales	55.6%	57.9%	57.4%	57.4%
Operating expenses as a percentage of net sales	41.7%	42.8%	40.0%	36.7%
Operating income as a percentage of net sales	13.9%	15.1%	17.4%	20.6%

Fiscal Year 2012	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net sales	$589,533	$636,104	$684,170	$947,700
Gross profit	328,980	356,361	381,524	539,678
Operating expenses	246,119	268,264	268,437	334,883
Operating income	82,861	88,097	113,087	204,795
Income before income taxes	84,596	88,093	113,861	205,671
Provision for income taxes	23,524	27,705	33,984	52,749
Net income	61,072	60,388	79,877	152,922
Net income attributable to noncontrolling interest	2,932	3,050	3,086	1,790
Net income attributable to Fossil Group, Inc.	$58,140	$57,338	$76,791	$151,132
Earnings per share:
Basic	$0.94	$0.93	$1.27	$2.53
Diluted	$0.93	$0.92	$1.26	$2.51
Gross profit as a percentage of net sales	55.8%	56.0%	55.8%	56.9%
Operating expenses as a percentage of net sales	41.7%	42.2%	39.3%	35.3%
Operating income as a percentage of net sales	14.1%	13.8%	16.5%	21.6%

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        As a multinational enterprise, we are exposed to changes in foreign currency exchange rates. Our most significant foreign currency risk relates to the Euro and, to a lesser extent, the British Pound, Japanese Yen, Canadian Dollar, Mexican Peso, and Australian Dollar as compared to the U.S. dollar. Due to our vertical nature whereby a significant portion of goods are sourced from our owned facilities, the foreign currency risks relate primarily to the necessary current settlement of intercompany inventory transactions. We employ a variety of operating practices to manage these market risks relative to foreign currency exchange rate changes and, where deemed appropriate, utilize forward contracts. These operating practices include, among others, our ability to convert foreign currency into U.S. dollars at spot rates and to maintain U.S. dollar pricing relative to sales of our products to certain distributors located outside the U.S. The use of forward contracts allows us to offset exposure to rate fluctuations because the gains or losses incurred on the derivative instruments will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. We use derivative instruments only for risk management purposes and do not use them for speculation or for trading. There were no significant changes in how we managed foreign currency transactional exposure in fiscal year 2013 and management does not anticipate any significant changes in such exposures or in the strategies we employ to manage such exposure in the near future.

        At December 28, 2013, the following table reflects the outstanding foreign exchange contracts and their expiration dates (in millions).

Functional Currency		Contract Currency
Type	Amount	Type	Amount	Expiration Date
Euro	157.3	U.S. Dollar	209.8	June 2015
British Pound	20.5	U.S. Dollar	32.2	June 2015
Canadian Dollar	28.7	U.S. Dollar	27.6	June 2015
Japanese Yen	2,160.0	U.S. Dollar	22.6	June 2015
Mexican Peso	208.2	U.S. Dollar	16.0	September 2014
Australian Dollar	9.9	U.S. Dollar	9.0	September 2014

        If we were to settle our Euro, British Pound, Canadian Dollar, Japanese Yen, Mexican Peso and Australian Dollar based forward contracts at December 28, 2013, the net result would have been a net loss of approximately $3.0 million, net of taxes. At fiscal year end 2013, a 10% unfavorable change in the U.S. dollar strengthening against foreign currencies to which we have balance sheet transactional exposures, would have decreased net pre-tax income by $12.0 million. The translation of the balance sheets of our foreign-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. At fiscal year end 2013, a 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would have reduced consolidated stockholders' equity by approximately $84.3 million. In our view, these hypothetical losses resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position, results of operations or cash flows.

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

        Based on our variable-rate debt outstanding as of December 28, 2013, excluding our $246.9 million Term Loan debt hedged with an interest rate swap agreement, a 100 basis point increase in interest rates would increase annual interest expense by approximately $2.5 million.

Item 8.    Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Fossil Group, Inc.
Richardson, Texas

        We have audited the accompanying consolidated balance sheets of Fossil Group, Inc. and subsidiaries (the "Company") as of December 28, 2013 and December 29, 2012, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 28, 2013. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fossil Group, Inc. and subsidiaries as of December 28, 2013 and December 29, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 28, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Dallas, Texas February 26, 2014

FOSSIL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

IN THOUSANDS

	December 28, 2013	December 29, 2012
Assets
Current assets:
Cash and cash equivalents	$320,479	$177,236
Accounts receivable-net	454,762	363,456
Inventories	570,719	506,314
Deferred income tax assets-net	46,986	34,238
Prepaid expenses and other current assets	86,516	62,868

Total current assets	1,479,462	1,144,112
Investments	26	6,965
Property, plant and equipment-net	355,666	335,446
Goodwill	206,954	184,793
Intangible and other assets-net	188,306	170,673

Total long-term assets	750,952	697,877

Total assets	$2,230,414	$1,841,989

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$165,433	$149,561
Short-term debt	13,443	2,794
Accrued expenses:
Compensation	80,573	55,563
Royalties	65,117	53,547
Co-op advertising	25,599	24,500
Transaction taxes	35,134	27,973
Other	79,860	61,575
Income taxes payable	26,747	31,265

Total current liabilities	491,906	406,778
Long-term income taxes payable	15,720	8,662
Deferred income tax liabilities	98,168	79,756
Long-term debt	494,711	75,140
Other long-term liabilities	54,542	31,189

Total long-term liabilities	663,141	194,747
Commitments and contingencies (Note 14)
Stockholders' equity:
Common stock, 54,708 and 59,631 shares issued at December 28, 2013 and December 29, 2012, respectively	547	596
Additional paid-in capital	154,376	138,097
Retained earnings	877,063	1,066,082
Accumulated other comprehensive income	36,691	28,760

Total Fossil Group, Inc. stockholders' equity	1,068,677	1,233,535
Noncontrolling interest	6,690	6,929

Total stockholders' equity	1,075,367	1,240,464

Total liabilities and stockholders' equity	$2,230,414	$1,841,989

See notes to the consolidated financial statements.

FOSSIL GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

IN THOUSANDS, EXCEPT PER SHARE DATA

Fiscal Year	2013	2012	2011
Net sales	$3,259,971	$2,857,508	$2,567,302
Cost of sales	1,398,285	1,250,965	1,128,116

Gross profit	1,861,686	1,606,543	1,439,186
Selling, general and administrative expenses	1,300,090	1,117,703	967,195

Operating income	561,596	488,840	471,991
Interest expense	9,548	5,160	2,391
Other income (expense)-net	9,419	8,542	(18,041)

Income before income taxes	561,467	492,222	451,559
Provision for income taxes	173,419	137,963	144,157

Net income	388,048	354,259	307,402
Less: Net income attributable to noncontrolling interest	9,896	10,858	12,700

Net income attributable to Fossil Group, Inc.	$378,152	$343,401	$294,702

Other comprehensive income (loss), net of taxes:
Currency translation adjustment	$7,971	$11,228	$(6,491)
Securities available for sale-net change	475	(29)	(656)
Cash flow hedges-net change	(1,251)	(4,619)	9,909
Pension plan activity	736	0	0

Total other comprehensive income	7,931	6,580	2,762

Total comprehensive income	395,979	360,839	310,164
Less: Comprehensive income attributable to noncontrolling interest	9,896	10,858	12,700

Comprehensive income attributable to Fossil Group, Inc.	$386,083	$349,981	$297,464

Earnings per share:
Basic	$6.59	$5.63	$4.66

Diluted	$6.56	$5.59	$4.61

Weighted average common shares outstanding:
Basic	57,401	60,959	63,298

Diluted	57,676	61,400	63,965

See notes to the consolidated financial statements.

FOSSIL GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

AMOUNTS IN THOUSANDS

	Common stock
	Shares	Par value	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
Balance, January 1, 2011	67,882	$679	$117,215	$(183,014)	$1,089,820	$19,418	$1,044,118	$7,590	$1,051,708
Common stock issued upon exercise of stock options and stock appreciation rights	436	4	8,536	0	0	0	8,540	0	8,540
Tax benefit derived from stock-based compensation	0	0	9,980	0	0	0	9,980	0	9,980
Repurchase of common stock	0	0	0	(270,882)	0	0	(270,882)	0	(270,882)
Retirement of common stock	(75)	0	(6,220)	6,220	0	0	0	0	0
Restricted stock issued in connection with stock-based compensation plan	127	1	(1)	0	0	0	0	0	0
Common stock forfeitures put to treasury	0	0	481	(6,220)	0	0	(5,739)	0	(5,739)
Stock-based compensation expense	0	0	14,615	0	0	0	14,615	0	14,615
Common stock issued upon legal settlement	0	0	4,637	3,196	0	0	7,833	0	7,833
Net income	0	0	0	0	294,702	0	294,702	12,700	307,402
Other comprehensive income	0	0	0	0	0	2,762	2,762	0	2,762
Distribution of noncontrolling interest earnings	0	0	0	0	0	0	0	(9,373)	(9,373)

Balance, December 31, 2011	68,370	$684	$149,243	$(450,700)	$1,384,522	$22,180	$1,105,929	$10,917	$1,116,846

Common stock issued upon exercise of stock options and stock appreciation rights	336	3	6,087	0	0	0	6,090	0	6,090
Tax benefit derived from stock-based compensation	0	0	11,693	0	0	0	11,693	0	11,693
Acquisition of common stock	0	0	0	(271,293)	0	0	(271,293)	0	(271,293)
Retirement of common stock	(9,341)	(93)	(60,476)	722,410	(661,841)	0	0	0	0
Restricted stock issued in connection with stock-based compensation plan	116	1	(1)	0	0	0	0	0	0
Common stock forfeitures put to treasury	0	0	417	(417)	0	0	0	0	0
Stock-based compensation expense	0	0	18,568	0	0	0	18,568	0	18,568
Net income	0	0	0	0	343,401	0	343,401	10,858	354,259
Other comprehensive income	0	0	0	0	0	6,580	6,580	0	6,580
Purchase of noncontrolling interest shares	0	0	(7,332)	0	0	0	(7,332)	(6,729)	(14,061)
Distribution of noncontrolling interest earnings	0	0	0	0	0	0	0	(8,198)	(8,198)
Acquisitions	150	1	19,898	0	0	0	19,899	81	19,980

Balance, December 29, 2012	59,631	$596	$138,097	$0	$1,066,082	$28,760	$1,233,535	$6,929	$1,240,464

Common stock issued upon exercise of stock options and stock appreciation rights	293	3	7,593	0	0	0	7,596	0	7,596
Tax benefit derived from stock-based compensation	0	0	8,379	0	0	0	8,379	0	8,379
Acquisition of common stock	0	0	1,064	(583,318)	0	0	(582,254)	0	(582,254)
Retirement of common stock	(5,340)	(53)	(16,094)	583,318	(567,171)	0	0	0	0
Restricted stock issued in connection with stock-based compensation plan	124	1	(1)	0	0	0	0	0	0
Stock-based compensation expense	0	0	15,338	0	0	0	15,338	0	15,338
Net income	0	0	0	0	378,152	0	378,152	9,896	388,048
Other comprehensive income	0	0	0	0	0	7,931	7,931	0	7,931
Distribution of noncontrolling interest earnings	0	0	0	0	0	0	0	(10,135)	(10,135)

Balance, December 28, 2013	54,708	$547	$154,376	$0	$877,063	$36,691	$1,068,677	$6,690	$1,075,367

See notes to consolidated financial statements.

FOSSIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

AMOUNTS IN THOUSANDS

Fiscal Year	2013	2012	2011
Operating Activities:
Net income	$388,048	$354,259	$307,402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	81,936	65,536	51,925
Stock-based compensation	15,338	18,568	14,615
(Decrease) increase in allowance for returns-net of inventory in transit	(307)	3,395	(700)
Loss on disposal of assets	731	2,290	2,582
Impairment losses	5,750	1,231	957
Equity in income of joint venture	0	(1,382)	(508)
Distribution from joint venture	0	1,870	2,226
Gain on equity method investment	(6,510)	0	0
(Decrease) increase in allowance for doubtful accounts	(5,422)	(1,221)	556
Excess tax benefits from stock-based compensation	(8,379)	(11,693)	(9,980)
Deferred income taxes and other	12,400	10,591	29,697
Contingent consideration revaluation	0	(9,949)	0
Changes in operating assets and liabilities:
Accounts receivable	(77,452)	(42,849)	(44,061)
Inventories	(52,923)	10,677	(122,648)
Prepaid expenses and other current assets	(21,141)	38,236	(34,029)
Accounts payable	15,347	(7,017)	12,657
Accrued expenses	52,904	2,847	34,094
Income taxes payable	11,362	16,211	6,482

Net cash provided by operating activities	411,682	451,600	251,267
Investing Activities:
Additions to property, plant and equipment	(95,234)	(112,385)	(109,852)
Increase in intangible and other assets	(14,818)	(10,419)	(21,644)
Purchase of securities available for sale	0	0	(222)
Sales/maturities of securities available for sale	18	0	8,255
Proceeds from sale of property, plant and equipment, and other	2,011	68	21,388
Net change in restricted cash	376	6,734	(7,998)
Business acquisitions-net of cash acquired	(15,521)	(229,151)	0

Net cash used in investing activities	(123,168)	(345,153)	(110,073)
Financing Activities:
Acquisition of common stock	(582,254)	(271,293)	(270,882)
Distribution of noncontrolling interest earnings	(10,135)	(8,198)	(9,373)
Purchase of noncontrolling interest shares	0	(14,061)	0
Excess tax benefits from stock-based compensation	8,379	11,693	9,980
Debt borrowings	1,222,116	554,568	12,883
Debt payments	(791,495)	(498,391)	(8,838)
Common stock issued upon legal settlement	0	0	7,833
Proceeds from exercise of stock options	7,596	6,090	8,540
Other financing activities	(2,456)	0	0

Net cash used in financing activities	(148,249)	(219,592)	(249,857)
Effect of exchange rate changes on cash and cash equivalents	2,978	2,883	3,367

Net increase (decrease) in cash and cash equivalents	143,243	(110,262)	(105,296)
Cash and cash equivalents:
Beginning of year	177,236	287,498	392,794

End of year	$320,479	$177,236	$287,498

See notes to the consolidated financial statements.

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

        Consolidated Financial Statements include the accounts of Fossil Group, Inc., a Delaware corporation, and its subsidiaries (the "Company"). The Company reports on a fiscal year reflecting the retail-based calendar (containing 4-4-5 week calendar quarters). References to fiscal years 2013, 2012 and 2011 are for the fiscal years ended December 28, 2013, December 29, 2012, and December 31, 2011, respectively. All intercompany balances and transactions are eliminated in consolidation. The Company is a leader in the design, development, marketing and distribution of contemporary, high quality fashion accessories on a global basis. The Company's products are sold primarily through department stores, specialty retailers and Company-owned retail stores worldwide.

        Use of Estimates is required in the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Management makes estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to product returns, allowance for bad debt, inventories, long-lived assets, goodwill and trade names, income taxes, warranty costs, hedge accounting, litigation, reserves and stock-based compensation. Management bases its estimates and judgments on historical experience and on various other factors that it believes are reasonable under the circumstances. Management estimates form the basis for making judgments about the carrying value of the assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions.

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

        A significant portion of sales of the Company's products are supplied by manufacturers located outside of the U.S., primarily in Asia. While the Company is not dependent on any single manufacturer outside the U.S., the Company could be adversely affected by political or economic disruptions affecting the business or operations of third-party manufacturers located outside of the U.S. In fiscal years 2013 and 2012, two of the Company's majority-owned assembly factories accounted for more than 60% of the Company's total watch assembly and jewelry production.

        The Company has entered into multi-year, worldwide exclusive license agreements for the manufacture, distribution and sale of products bearing the brand names of certain globally recognized fashion companies. Sales of the Company's licensed products amounted to 50.5% of the consolidated net sales for fiscal year 2013, of which, MICHAEL KORS® product sales accounted for 22.4%.

        Cash Equivalents are considered all highly liquid investments with original maturities of three months or less from the date of purchase.

        Restricted Cash as of December 28, 2013 and December 29, 2012 was comprised of $39,000 and $0.3 million, in short-term balances, respectively, and $0.8 million and $1.0 million in long-term

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Significant Accounting Policies (Continued)

balances, respectively, primarily pledged as collateral to secure bank guarantees for the purpose of obtaining retail space. Short-term restricted cash is reported in prepaid expenses and other current assets in the Company's consolidated balance sheets as a component of current assets. Long-term restricted cash is reported in intangible and other assets—net in the Company's consolidated balance sheets as a component of long-term assets.

        Securities Available for Sale consisted of investments in publicly traded equity securities and are reported in prepaid expenses and other current assets in the Company's consolidated balance sheets. By policy, the Company invests primarily in high-grade, marketable securities. Unrealized holding gains and losses are included in accumulated other comprehensive income in the Company's consolidated balance sheets as a component of stockholders' equity. In fiscal year 2013, the Company sold its investment securities for their approximate carrying value of $44,000.

        Accounts Receivable are stated net of allowances of approximately $63.1 million and $65.3 million for estimated customer returns and approximately $11.8 million and $17.1 million for doubtful accounts at the end of fiscal years 2013 and 2012, respectively. Due primarily to the purchase of credit insurance, the Company was able to reduce its bad debt allowance in fiscal year 2013. Due to an improvement in the aging of the Company's receivables and the resolution of certain customer bankruptcies, the Company was also able to reduce its bad debt allowance in fiscal year 2012. The Company's policy is to maintain reserve balances for bankruptcies until the bankruptcies are actually settled. The total amount charged to cost and expenses relating to the Company's doubtful accounts receivables is not material to the Company's consolidated statements of comprehensive income. See Schedule II—Valuations and Qualifying Accounts for more information regarding the Company's bad debt allowance.

        Inventories are stated at the lower of market or average cost, including any applicable duty and freight charges. Inventory held at consignment locations is included in the Company's finished goods inventory, and at the end of fiscal years 2013 and 2012, was $29.9 million and $35.9 million, respectively.

        Investments in which the Company has significant influence over the investee are accounted for utilizing the equity method. If the Company does not have significant influence over the investee, the cost method is utilized.

        Property, Plant and Equipment is stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets of thirty years for buildings, generally five years for machinery and equipment and furniture and fixtures and three to seven years for computer equipment and software. Leasehold improvements are amortized over the shorter of the lease term or the asset's useful life.

        Property, plant and equipment and other long-lived assets are evaluated for impairment whenever events or conditions indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows related to the asset. Impairment losses related to underperforming Company-owned retail stores of approximately $5.8 million, $1.2 million and $1.0 million were recorded in fiscal years 2013, 2012 and 2011, respectively, and are included in selling, general and administrative expenses in the Company's consolidated statements of comprehensive income.

        Goodwill and Other Intangible Assets include the cost in excess of net tangible assets acquired (goodwill), trademarks, trade names, customer lists and patents. Trademarks, customer lists and patents are amortized using the straight-line method over their estimated useful lives, which are generally

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Significant Accounting Policies (Continued)

three to 20 years. Goodwill and other indefinite-lived intangible assets, such as trade names acquired in business combinations, are evaluated for impairment annually as of the end of the fiscal year. Additionally, if events or conditions were to indicate the carrying value of a reporting unit or an indefinite-lived intangible asset may not be recoverable, the Company would evaluate the asset for impairment at that time. Impairment testing compares the carrying amount of the asset with its fair value. When the carrying amount of the asset exceeds its fair value, an impairment charge is recorded.

        The Company has three reporting units for which it evaluates goodwill for impairment. These reporting units are North America wholesale, Europe wholesale and Asia Pacific wholesale. The fair value of each reporting unit is estimated using market comparable information and the income approach. If the estimated fair value of a reporting unit exceeds its carrying value, no impairment charge is recorded. As of December 28, 2013, the fair value of each of these reporting units substantially exceeded its carrying value.

        Judgments and assumptions are inherent in the Company's estimate of future cash flows used to determine the estimate of the reporting unit's fair value. The most significant assumptions associated with the fair value calculations include estimated future cash flows. The Company's estimated future cash flows are dependent on estimated future growth rates and operating margins. If actual results differ, the estimated future cash flows may not be realized, and future impairments of goodwill may be incurred.

        The Company estimates the fair value of its trade names using discounted cash flow methodologies. Due to the inherent uncertainties involved in making the estimates and assumptions used in the fair value analysis, actual results may differ, which could alter the fair value of the trade names and possibly result in impairment charges in future periods. The Company has completed the required annual impairment testing for trade names for fiscal years 2013, 2012 and 2011. No impairment charges were recorded in fiscal years 2013, 2012 or 2011. See Note 8—Intangible and Other Assets, for more information regarding impairment to the Company's trade names.

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

        Cumulative Translation Adjustment is included as a component of accumulated other comprehensive income and reflects the adjustments resulting from translating the financial statements of foreign subsidiaries into U.S. dollars. The functional currency of the Company's foreign subsidiaries is the currency of the primary economic environment in which the entity operates, which is generally the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiaries are translated to U.S. dollars at fiscal year end exchange rates. Income and expense items are translated at daily or average monthly exchange rates. Those changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains and losses in determining net income. The Company incurred net foreign currency transaction gains, including gains and losses associated with the settlement of forward contracts, of approximately $1.0 million and $5.6 million in fiscal years 2013 and 2012, respectively, and a net loss of approximately $20.7 million in fiscal year

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Significant Accounting Policies (Continued)

2011. These net gains and losses have been included in other income (expense)—net in the Company's consolidated statements of comprehensive income.

        Hedging Instruments consist of foreign exchange forward contracts and an interest rate swap. Foreign exchange forward contracts are entered into by the Company principally to hedge the future payment of intercompany inventory transactions by its non-U.S. subsidiaries. These cash flow hedges are stated at estimated fair value and changes in fair value are reported as a component of other comprehensive income (loss), net of taxes on the Company's consolidated statements of comprehensive income. If the Company was to settle its Euro, Canadian Dollar, Japanese Yen, British Pound, Australian Dollar, and Mexican Peso based forward contracts at fiscal year end 2013, the result would have been a net loss of approximately $3.0 million, net of taxes. This unrealized loss is recognized in other comprehensive income (loss), net of taxes on the Company's consolidated statements of comprehensive income. Additionally, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the cash flows being hedged, any changes in fair value relating to the ineffective portion of these contracts would be recognized in other income (expense)—net on the Company's consolidated statements of comprehensive income. Also, the Company has entered into an interest rate swap agreement to effectively convert a portion of variable rate debt obligations from a floating rate to a fixed rate. Changes in the fair value of the interest rate swap are recorded as a component of accumulated other comprehensive income within stockholders' equity, and are recognized in interest expense in the period in which the payment is settled. See Note 9—Derivatives and Risk Management for more information regarding the Company's use of derivatives.

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

        Stock-Based Compensation is accounted for in accordance with the provisions of Accounting Standards Codification ("ASC") 718, Compensation—Stock Compensation ("ASC 718"). The Company utilizes the Black-Scholes model to determine the fair value of stock options and stock appreciation rights on the date of grant. The model requires the Company to make assumptions concerning (i) the length of time employees will retain their vested stock options and stock appreciation rights before exercising them ("expected term"), (ii) the volatility of the Company's common stock price over the expected term, and (iii) the number of stock options and stock appreciation rights that will be forfeited. Changes in these assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related expense amounts recognized on the Company's consolidated statements of comprehensive income.

        Revenues are recognized at the point title and the risks and rewards of ownership have passed to the customer, based on the terms of sale. Revenue from sales of the Company's products including those that are subject to inventory consignment agreements is recognized when title and risk of loss

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Significant Accounting Policies (Continued)

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

        Selling, General and Administrative Expenses ("SG&A") include selling and distribution expenses primarily consisting of sales and distribution labor costs, sales distribution center and warehouse facility costs, depreciation expense related to sales distribution and warehouse facilities, the four-wall operating costs of the Company's retail stores, point-of-sale expenses, advertising expenses and art, design and product development labor costs. SG&A also includes general and administrative expenses primarily consisting of administrative support labor and "back office" or support costs such as treasury, legal, information services, accounting, internal audit, human resources, executive management costs and costs associated with stock-based compensation. The Company has combined Selling and distribution expenses and General and administrative expenses for fiscal years 2012 and 2011, as previously filed, to conform to the presentation of SG&A within the Company's consolidated statements of comprehensive income for fiscal year 2013.

        The following table reconciles SG&A as previously reported for fiscal years 2012 and 2011 to the current presentation:

Fiscal Year	2012	2011
Selling and distribution	$826,919	$715,350
General and administrative	290,784	251,845

Total SG&A	$1,117,703	$967,195

        Advertising Costs for in-store and media advertising as well as co-op advertising, catalog costs, product displays, show/exhibit costs, advertising royalties related to the sales of licensed brands, internet costs associated with affiliation fees, printing costs and promotional allowances are expensed as

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Significant Accounting Policies (Continued)

incurred. Advertising costs were approximately $197.2 million, $175.3 million and $156.5 million for fiscal years 2013, 2012 and 2011, respectively.

        Warranty Costs are included in SG&A. The Company records an estimate for future warranty costs based on historical repair costs and adjusts the liability as required. Warranty costs have historically been within the Company's expectations and the provisions established. If such costs were to substantially exceed estimates, this could have an adverse effect on the Company's operating results. See Note 4—Warranty Reserve, for more information regarding warranties.

        Preopening-Costs associated with the opening of retail stores, including pre-opening rent, are expensed in the period incurred.

        Noncontrolling Interest is recognized as equity in the Company's consolidated balance sheets, is reflected in net income attributable to noncontrolling interest in the consolidated statements of comprehensive income and is captured within the summary of changes in equity attributable to controlling and noncontrolling interests. Noncontrolling interests represent ownership interests in the Company's subsidiaries held by third parties.

        Other Comprehensive Income (Loss) which is reported in the consolidated statements of comprehensive income and consolidated statements of equity, consists of net income and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net income. The components of other comprehensive income (loss) primarily consist of foreign currency translation gains and losses and net realized and unrealized gains and losses on the following: (i) securities available for sale; (ii) derivatives designated as cash flow hedges; and (iii) the Company's defined benefit plans.

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

        The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS (in thousands except per share data):

Fiscal Year	2013	2012	2011
Numerator:
Net income attributable to Fossil Group, Inc.	$378,152	$343,401	$294,702

Denominator:
Basic EPS computations:
Basic weighted average common shares outstanding	57,401	60,959	63,298

Basic EPS	$6.59	$5.63	$4.66

Diluted EPS computation:
Basic weighted average common shares outstanding	57,401	60,959	63,298
Stock options, stock appreciation rights and restricted stock units	275	441	667

Diluted weighted average common shares outstanding	57,676	61,400	63,965

Diluted EPS	$6.56	$5.59	$4.61

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Significant Accounting Policies (Continued)

        Approximately 219,800, 203,000 and 40,000 shares issuable under stock-based awards were not included in the diluted EPS calculation in fiscal years 2013, 2012 and 2011, respectively, because they were antidilutive.

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

Recently Issued Accounting Standards

        In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). ASU 2013-11 requires, unless certain conditions exist, an unrecognized tax benefit to be presented as a reduction to a deferred tax asset in the financial statements for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The guidance in ASU 2013-11 will become effective for the Company prospectively for annual periods beginning after December 15, 2013, and interim periods within those years, with early adoption permitted. Retrospective application is also permitted. The Company is currently assessing the impact, if any, the adoption of ASU 2013-11 will have on its consolidated results of operations and financial position.

        In March 2013, FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity ("ASU 2013-05"). ASU 2013-05 addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. The guidance in ASU 2013-05 will become effective for the Company for annual periods beginning after December 15, 2013, and interim periods within those years. The Company will apply the guidance prospectively to any derecognition events that may occur after the effective date and does not expect the adoption of ASU 2013-05 to have a material impact on the Company's consolidated results of operations or financial position.

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Significant Accounting Policies (Continued)

        In December 2011, FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities ("ASU 2011-11"), to address certain comparability issues between financial statements prepared in accordance with GAAP and those prepared in accordance with International Financial Reporting Standards. In January 2013, FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities ("ASU 2013-01"), which clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11. ASU 2011-11 will require an entity to provide enhanced disclosures about certain financial instruments and derivatives, as defined in ASU 2013-01, to enable users to understand the effects of offsetting in the financial statements as well as the effects of master netting arrangements on an entity's financial condition. The amendments in ASU 2011-11 and ASU 2013-01 are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those years, with respective disclosures required for all comparative periods presented. The Company does not expect the adoption of ASU 2011-11 and ASU 2013-01 to have a material impact on the Company's consolidated results of operations or financial position.

Recently Adopted Accounting Standards

        In July 2012, FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"). The amendments in this update permit an entity to make a qualitative assessment to determine if it is more likely than not that an indefinite-lived intangible asset other than goodwill is impaired. If an entity concludes that it is more likely than not that the fair value of an indefinite-lived intangible asset other than goodwill is less than its carrying amount, it is required to perform the quantitative impairment test for that asset. The guidance in ASU 2012-02 was effective for the Company beginning fiscal year 2013 and did not have a material impact on the Company's consolidated results of operations or financial position. The Company did not elect to make a qualitative assessment in fiscal year 2013.

        In February 2013, FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). FASB issued ASU 2013-02 to improve the transparency of changes in other comprehensive income ("OCI") and items reclassified out of accumulated other comprehensive income ("AOCI") in financial statements. ASU 2013-12 requires an entity to provide information about amounts reclassified out of AOCI by component. In addition, an entity must present either on the face of the income statement or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income. See Note 18—Supplemental Disclosure for Accumulated Other Comprehensive Income for additional disclosures about the Company's OCI. The guidance in ASU 2013-02 became effective for the Company in fiscal year 2013 and did not have a material impact on the Company's consolidated results of operations or financial position.

2. Acquisitions, Divestiture and Goodwill

        Skagen Designs, Ltd. Acquisition.    On April 2, 2012, the Company acquired Skagen Designs, Ltd. and certain of its international affiliates ("Skagen Designs"). Skagen Designs was a privately held Nevada-based company that globally marketed and distributed contemporary Danish design accessories including watches, clocks, jewelry and sunglasses. The primary purpose of the acquisition was to add an attractive brand to the Company's portfolio that the Company could grow using its established distribution channels. The purchase price was $231.7 million in cash and 150,000 shares of the

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Acquisitions, Divestiture and Goodwill (Continued)

Company's common stock valued at $19.9 million based on the mean between the highest and lowest sales price of the Company's common stock on NASDAQ on April 2, 2012. To fund the cash purchase price, the Company utilized approximately $200 million of availability under its revolving line of credit and excess cash available in its international subsidiaries to fund the international portion of the purchase price. In addition, subject to the purchase agreement, the sellers could receive up to 100,000 additional shares of the Company's common stock if the Company's net sales of SKAGEN® branded products exceed certain thresholds over a defined period of time (the "Earnout").

        The Company recorded the Earnout as a $9.9 million contingent consideration liability in accrued expenses—other in the Company's consolidated balance sheets as of the acquisition date. As of December 29, 2012, the contingent consideration liability was remeasured at zero, which resulted in a decrease in operating expenses of $9.9 million during fiscal year 2012. During fiscal year 2013, the contingent consideration liability remained valued at zero as the Earnout criteria was not met. The results of Skagen Designs' operations have been included in the Company's consolidated financial statements since April 2, 2012.

        Prior to closing the Skagen Designs acquisition, the Company incurred approximately $600,000 of acquisition-related expenses for legal, accounting and valuation services during fiscal year 2011 and the first quarter of fiscal year 2012. The Company incurred additional acquisition and integration related costs of approximately $8.2 million in fiscal year 2012, subsequent to the closing date. Acquisition and integration costs were reflected in SG&A on the Company's consolidated statements of comprehensive income. Assets acquired and liabilities assumed in the transaction were recorded at their acquisition date fair values, while transaction costs associated with the acquisition were expensed as incurred.

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

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Acquisitions, Divestiture and Goodwill (Continued)

        The goodwill and trade name assets recognized from the acquisition have indefinite useful lives, were tested for impairment at fiscal year end 2012 and 2013 and will continue to be tested for impairment annually or on an interim basis if indicators are present. The amortization periods for the acquired customer lists, patents and noncompete agreements range from three years to nine years. Approximately $133.8 million of the goodwill recognized in the acquisition is expected to be deductible for tax purposes.

        The following unaudited pro forma financial information presents the combined results of operations of Fossil Group, Inc. and Skagen Designs as if the acquisition had occurred at the beginning of each period presented below. The pro forma information is not necessarily indicative of what the financial position or results of operations actually would have been had the acquisition been completed at the beginning of each period presented below. In addition, the unaudited pro forma financial information is not indicative of, nor does it purport to project, the future financial position or operating results of Fossil Group, Inc. The unaudited pro forma financial information for fiscal 2012 was adjusted to exclude acquisition and integration costs and does not give effect to any potential cost savings or other operating efficiencies that could result from the acquisition. These acquisition and integration costs were included in the pro forma information for fiscal year 2011. The following table presents the unaudited pro forma financial information (in thousands except per share data):

Fiscal Year	2012	2011
	Unaudited
Net sales	$2,887,951	$2,687,162
Net income attributable to Fossil Group, Inc.	350,010	300,739
Earnings per share:
Basic	$5.74	$4.75
Diluted	$5.70	$4.70

        Fossil Spain Acquisition.    On August 10, 2012, the Company's joint venture company, Fossil, S.L. ("Fossil Spain"), entered into a Framework Agreement (the "Framework Agreement") with several related and unrelated parties, including General De Relojeria, S.A. ("General De Relojeria"), the Company's joint venture partner. Pursuant to the Framework Agreement, Fossil Spain was granted the right to acquire the outstanding 50% of its shares owned by General De Relojeria upon the expiration of the joint venture agreement on December 31, 2015. Upon the acquisition of these shares, Fossil Spain will become a wholly owned subsidiary of the Company.

        Effective January 1, 2013, pursuant to the Framework Agreement, the Company assumed control over the board of directors and the day-to-day management of Fossil Spain. As a result of this change, the Company now controls Fossil Spain and began consolidating it in accordance with ASC 810, Consolidation, instead of treating it as an equity method investment.

        In accordance with ASC 805, Business Combinations, the Company remeasured its preexisting investment in Fossil Spain to fair value as of January 1, 2013, resulting in a gain of $6.5 million, which was recorded in other income (expense)—net on the Company's consolidated statements of comprehensive income. The results of Fossil Spain's operations have been included in the Company's consolidated financial statements since January 1, 2013. The Company recorded approximately $10.6 million of goodwill related to the acquisition.

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Acquisitions, Divestiture and Goodwill (Continued)

        The purchase price for the shares has a fixed and variable component. The fixed portion is based on 50% of the net book value of Fossil Spain as of December 31, 2012. The fixed portion was measured at 5.2 million Euros (approximately $6.8 million at the purchase date). The Company recorded a contingent consideration liability of 5.9 million Euros (approximately $7.8 million at the purchase date) related to the variable portion of the purchase price as of January 1, 2013. The variable portion will be determined based on Fossil Spain's aggregated results of operations less dividends distributed for such years by Fossil Spain to General De Relojeria with a minimum annual variable price of 2.0 million Euros (approximately $2.6 million at the purchase date) and a maximum annual variable price of 3.5 million Euros (approximately $4.6 million at the purchase date) for each of the calendar years 2013, 2014, and 2015. On December 19, 2013, Fossil Spain paid dividends relating to fiscal year 2012 of 1.8 million Euros (approximately $2.5 million) to General De Relojeria which reduced the fixed portion of the purchase price. See Note 10—Fair Value Measurements for additional information about the contingent consideration liability for Fossil Spain.

        Of the total consideration for Fossil Spain, 2.2 million Euros (approximately $3.0 million) relating to the contingent consideration for calendar year 2013 was recorded in accrued expenses—other and 7.1 million Euros (approximately $9.7 million) of the total consideration was recorded in other long-term liabilities, in each case, in the consolidated balance sheets at December 28, 2013.

        Bentrani Watches, LLC Acquisition.    On December 31, 2012, the Company purchased substantially all of the assets of Bentrani Watches, LLC ("Bentrani"). Bentrani was a distributor of watch products in 16 Latin American countries and was based in Miami, Florida. Bentrani was the Company's largest third-party distributor and had partnered with the Company for ten years. The purchase price was $26.6 million, comprised of $19.3 million in cash and $7.3 million in forgiveness of a payable to the Company. The Company recorded approximately $8.9 million of goodwill related to the acquisition. The results of Bentrani's operations have been included in the Company's consolidated financial statements since the acquisition date. On June 28, 2013, the Company also obtained control of Bentrani Chile SpA ("Bentrani Chile"), and the results of Bentrani Chile's operations have been included in the Company's consolidated financial statements since that date. The terms of the Bentrani Chile acquisition were not significant.

        Swiss Technology Components AG Divestiture.    On April 24, 2013, Swiss Technology Holding GmbH ("STH"), a wholly owned subsidiary of the Company, sold 80% of STH's share in Swiss Technology Components AG ("STC"). During the second quarter of fiscal year 2013, STC was deconsolidated as a result of the Company's termination of control and is now accounted for under the cost method.

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Acquisitions, Divestiture and Goodwill (Continued)

        Goodwill.    Goodwill is the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. The changes in the carrying amount of goodwill, which is not subject to amortization, were as follows (in thousands):

At Fiscal Year End	North America wholesale	Europe wholesale	Asia Pacific wholesale	Direct to consumer	Total
Balance at December 31, 2011	$23,605	$17,891	$2,558	$0	$44,054
Acquisitions	85,530	46,020	8,997	0	140,547
Foreign currency changes	135	(27)	84	0	192

Balance at December 29, 2012	109,270	63,884	11,639	0	184,793
Acquisitions	8,890	10,641	0	0	19,531
Foreign currency changes	(13)	2,692	(49)	0	2,630

Balance at December 28, 2013	$118,147	$77,217	$11,590	$0	$206,954

3. Inventories

        Inventories consisted of the following (in thousands):

At Fiscal Year End	2013	2012
Components and parts	$56,275	$62,731
Work-in-process	14,017	8,071
Finished goods	500,427	435,512

Inventories	$570,719	$506,314

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

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Warranty Reserve (Continued)

As changes in warranty costs are experienced, the warranty accrual is adjusted as necessary. Warranty liability activity consisted of the following (in thousands):

Fiscal Year	2013	2012	2011
Beginning balance	$13,383	$10,996	$8,534
Settlements in cash or kind	(10,672)	(6,945)	(7,025)
Warranties issued and adjustments to preexisting warranties(1)	12,607	8,737	9,487
Liabilities assumed in acquisition	340	595	0

Ending balance	$15,658	$13,383	$10,996

(1)
Changes in cost estimates related to preexisting warranties are aggregated with accruals for new standard warranties issued and foreign currency changes.

5. Prepaid Expenses and Other Current Assets

        Prepaid expenses and other current assets consisted of the following (in thousands):

At Fiscal Year End	2013	2012
Prepaid royalties	$12,322	$9,814
Prepaid taxes	29,645	20,876
Other receivables	7,378	6,768
Forward contracts	3,289	2,336
Prepaid rent	10,599	9,148
Restricted cash	39	303
Other prepaid expenses	23,048	12,994
Securities available for sale	0	127
Other	196	502

Prepaid expenses and other current assets	$86,516	$62,868

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Property, Plant and Equipment

        Property, plant and equipment—net consisted of the following (in thousands):

At Fiscal Year End	2013	2012
Land	$15,184	$16,008
Buildings	78,013	74,592
Machinery and equipment	39,154	25,024
Furniture and fixtures	98,494	82,385
Computer equipment and software	186,123	155,408
Leasehold improvements	237,671	210,414
Construction in progress	15,814	33,656

	670,453	597,487
Less accumulated depreciation and amortization	314,787	262,041

Property, plant and equipment—net	$355,666	$335,446

7. Investments

        Prior to the acquisition of Fossil Spain effective January 1, 2013, the Company had a 50% equity interest in Fossil Spain pursuant to a joint venture agreement with General De Relojeria for the marketing, distribution and sale of the Company's products in Spain and Portugal. The Company accounted for the investment based upon the equity method until the acquisition date. The Company's equity in Fossil Spain's net income was recorded in the Europe wholesale segment in other income (expense)—net in the Company's consolidated statements of comprehensive income and was $1.0 million in each of fiscal years 2012 and 2011. Net sales to Fossil Spain by the Company for fiscal years 2012 and 2011 were $15.1 million and $19.2 million, respectively. The Company had receivable balances from Fossil Spain of $2.0 million and $3.7 million as of December 29, 2012 and December 31, 2011, respectively, which were included in accounts receivable—net in the Company's consolidated balance sheets. See Note 2—Acquisitions, Divestiture and Goodwill for more information regarding Fossil Spain.

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

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Intangible and Other Assets

        Intangible and other assets consisted of the following (in thousands):

		2013		2012
At Fiscal Year End	Useful Lives	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangibles-subject to amortization:
Trademarks	10 yrs.	$4,175	$2,695	$4,135	$2,400
Customer lists	5 - 10 yrs.	43,367	14,065	32,144	9,980
Patents	3 - 20 yrs.	2,273	1,360	2,273	815
Noncompete agreement	6 yrs.	1,913	558	1,895	237
Other	7 - 20 yrs.	263	207	258	194

Total intangibles—subject to amortization		51,991	18,885	40,705	13,626
Intangibles—not subject to amortization:
Trade names		83,659		83,647
Other assets:
Key money deposits		35,535	17,038	35,655	14,060
Other deposits		22,574		17,591
Deferred compensation plan assets		2,360		3,188
Deferred tax asset—net		10,044		6,536
Restricted cash		752		991
Shop-in-shop		16,334	7,767	11,396	5,297
Interest rate swap		4,307		0
Other		4,440		3,948	1

Total other assets		96,346	24,805	79,305	19,358

Total intangible and other assets		$231,996	$43,690	$203,657	$32,984

Total intangible and other assets—net			$188,306		$170,673

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

        Amortization expense for intangible assets was approximately $5.2 million, $3.5 million and $0.9 million for fiscal years 2013, 2012 and 2011, respectively. Estimated aggregate future amortization expense by fiscal year for intangible assets is as follows (in thousands):

Fiscal Year	Amortization Expense
2014	$5,191
2015	4,798
2016	4,660
2017	4,400
2018	4,034

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Derivatives and Risk Management

        The Company is exposed to certain risks relating to its ongoing business operations, which it attempts to manage by using derivative instruments. The primary risks managed by using derivative instruments are the fluctuations in global currencies that will ultimately be used by non-U.S. dollar functional currency subsidiaries to settle future payments of intercompany inventory transactions denominated in U.S. dollars. Specifically, the Company projects future intercompany purchases by its non-U.S. dollar functional currency subsidiaries generally over a period of up to 18 months. The Company enters into foreign currency forward contracts ("forward contracts") generally for up to 65% of the forecasted purchases to manage fluctuations in global currencies that will ultimately be used to settle such U.S. dollar denominated inventory purchases. Forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon settlement date. The majority of the Company's forward contracts are designated as single cash flow hedges. Fluctuations in exchange rates will either increase or decrease the Company's U.S. dollar equivalent cash flows from these intercompany inventory transactions, which will affect the Company's U.S. dollar earnings. Gains or losses on the forward contracts are expected to offset these fluctuations to the extent the cash flows are hedged by the forward contracts. The Company also periodically enters into forward contracts to manage exchange rate risks associated with certain non-inventory intercompany transactions and to which the Company does not elect hedge treatment. All of the Company's outstanding forward contracts were designated as hedging instruments as of December 28, 2013 and December 29, 2012.

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

        The Company is also exposed to interest rate risk related to its U.S.-based term loan ("Term Loan"). To manage the interest rate risk related to this loan, the Company entered into an interest rate swap agreement on July 26, 2013 with a term of approximately five years. The objective of this hedge is to offset the variability of future payments associated with interest rates on the Term Loan. The interest rate swap agreement hedges approximately $250 million of 1-month LIBOR-based variable rate debt obligations under the Term Loan. Under the terms of the agreement, the Company will pay a fixed interest rate of 1.288% per annum on a notional amount of $250 million to the swap counterparty, which will amortize over the remaining life of the Term Loan to coincide with the amortization of the underlying loan. The Company will receive interest from the swap counterparty at a variable rate based on 1-month LIBOR. This hedge is designated as a cash flow hedge.

        The accounting for gains and losses that result from changes in the fair values of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments. Changes in the fair value of derivatives not designated as hedging instruments are

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Derivatives and Risk Management (Continued)

recognized in earnings when they occur. For a derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss), net of taxes and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, the Company's hedges resulted in no ineffectiveness in the Company's consolidated statements of comprehensive income, and there were no components excluded from the assessment of hedge effectiveness for fiscal years 2013, 2012 and 2011.

        All derivative instruments are recognized as either assets or liabilities at fair value in the Company's consolidated balance sheets. Derivatives designated as cash flow hedges are recorded at fair value at each balance sheet date and the change in fair value is recorded to accumulated other comprehensive income within the equity section of the Company's consolidated balance sheet until such derivative's gains or losses become realized or the cash flow hedge relationship is terminated. If the cash flow hedge relationship is terminated, the derivative's gains or losses that are recorded in accumulated other comprehensive income will be recognized in earnings when the hedged cash flows occur. However, for cash flow hedges that are terminated because the forecasted transaction is not expected to occur in the original specified time period, the derivative's gains or losses are immediately recognized in earnings. There were no gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges during fiscal year 2013 or 2012. Hedge accounting is discontinued if it is determined that the derivative is not highly effective. The Company records all cash flow hedge assets and liabilities on a gross basis as they do not meet the balance sheet netting criteria because the Company does not have master netting agreements established with the derivative counterparties that would allow for net settlement.

        As of December 28, 2013, the Company had the following outstanding forward contracts that were entered into to hedge the future payments of intercompany inventory transactions (in millions):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Euro	157.3	U.S. Dollar	209.8
British Pound	20.5	U.S. Dollar	32.2
Canadian Dollar	28.7	U.S. Dollar	27.6
Japanese Yen	2,160.0	U.S. Dollar	22.6
Mexican Peso	208.2	U.S. Dollar	16.0
Australian Dollar	9.9	U.S. Dollar	9.0

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Derivatives and Risk Management (Continued)

        The effective portion of gains and losses on derivative instruments that was recognized in other comprehensive income (loss), net of taxes during fiscal years 2013 and 2012 was (in thousands):

Derivatives Designated as Cash Flow Hedges Under ASC 815	For the Fiscal Year Ended December 28, 2013	For the Fiscal Year Ended December 29, 2012
Foreign exchange forward contracts	$(1,391)	$426
Interest rate swap	(1,031)	0

Total (loss) gain recognized in other comprehensive income (loss) net of taxes	$(2,422)	$426

        The following table illustrates the effective portion of gains and losses on derivative instruments designated and qualifying as cash flow hedges recorded in other comprehensive income (loss), net of taxes during the term of the hedging relationship and reclassified into earnings, and gains and losses on derivatives not designated as hedging instruments recorded directly to earnings during fiscal years 2013 and 2012 (in thousands):

Derivative Contracts Under ASC 815	Consolidated Statements of Comprehensive Income Location		For the Fiscal Year Ended December 28, 2013	For the Fiscal Year Ended December 29, 2012
Foreign exchange contracts designated as cash flow hedging instruments	Other income (expense)—net	Total (loss) gain reclassified from other comprehensive income	$(246)	$5,045

Foreign exchange contracts not designated as hedging instruments	Other income (expense)—net	Total gain recognized in income	$567	$527

Interest rate swap designated as cash flow hedging instruments	Interest expense	Total loss reclassified from other comprehensive income	$(925)	$0

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Derivatives and Risk Management (Continued)

        The following table discloses the fair value amounts for the Company's derivative instruments as separate asset and liability values, presents the fair value of derivative instruments on a gross basis, and identifies the line items in the Company's consolidated balance sheets in which the fair value amounts for these categories of derivative instruments are included (in thousands):

	Asset Derivatives				Liability Derivatives
	December 28, 2013		December 29, 2012		December 28, 2013		December 29, 2012
Derivative Contracts Under ASC 815	Consolidated Balance Sheets Location	Fair Value	Consolidated Balance Sheets Location	Fair Value	Consolidated Balance Sheets Location	Fair Value	Consolidated Balance Sheets Location	Fair Value
Foreign exchange contracts designated as cash flow hedging instruments	Prepaid expenses and other current assets	$3,289	Prepaid expenses and other current assets	$2,336	Accrued expenses—other	$7,651	Accrued expenses—other	$4,560
Interest rate contracts designated as cash flow hedging instruments	Prepaid expenses and other current assets	0	Prepaid expenses and other current assets	0	Accrued expenses—other	2,783	Accrued expenses—other	0
Foreign exchange contracts designated as cash flow hedging instruments	Intangible and other assets—net	219	Intangible and other assets—net	240	Other long-term liabilities	563	Other long-term liabilities	582
Interest rate contracts designated as cash flow hedging instruments	Intangible and other assets—net	4,307	Intangible and other assets—net	0	Other long-term liabilities	1,693	Other long-term liabilities	0

Total		$7,815		$2,576		$12,690		$5,142

        At the end of fiscal year 2013, the Company had forward contracts with maturities extending through June 2015. The estimated net amount of the existing gains and losses at December 28, 2013 that is expected to be reclassified into earnings within the next twelve months is a loss of $2.8 million. See Note 1—Significant Accounting Policies for additional disclosures on foreign currency hedging instruments.

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

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Fair Value Measurements (Continued)

        The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 28, 2013 (in thousands):

	Fair Value at December 28, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Forward contracts	$0	$3,508	$0	$3,508
Deferred compensation plan assets:
Investment in publicly traded mutual funds	2,360	0	0	2,360
Interest rate swaps	0	4,307	0	4,307

Total	$2,360	$7,815	$0	$10,175

Liabilities:
Contingent consideration	$0	$0	$8,084	8,084
Forward contracts	0	8,214	0	8,214
Interest rate swaps	0	4,476	0	4,476

Total	$0	$12,690	$8,084	$20,774

        The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 29, 2012 (in thousands):

	Fair Value at December 29, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
Investment in publicly traded equity securities	$127	$0	$0	$127
Forward contracts	0	2,576	0	2,576
Deferred compensation plan assets:
Investment in publicly traded mutual funds	3,188	0	0	3,188

Total	$3,315	$2,576	$0	$5,891

Liabilities:
Forward contracts	$0	$5,142	$0	$5,142

Total	$0	$5,142	$0	$5,142

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

        The Company estimates the fair value of its debt using Level 2 inputs, such as interest rates, related terms and maturities. The fair value of the Company's debt approximated its carrying amount as of December 28, 2013 and December 29, 2012. As of December 28, 2013 and December 29, 2012,

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Fair Value Measurements (Continued)

the carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated their values due to the short-term maturities of these accounts.

        The fair value of the contingent consideration liability related to Fossil Spain was determined using Level 3 inputs. See Note 2—Acquisitions, Divestiture and Goodwill for additional disclosure about the acquisition. The contingent consideration is based on Fossil Spain's forecasted earnings during the three year period from January 1, 2013 to December 31, 2015. The contingent consideration for calendar years 2013 and 2014 will be paid each year, generally within thirty days of calculation of the amount. The contingent consideration for calendar year 2015 will be paid upon the execution of the purchase agreement in 2016. The fair value of the contingent consideration was determined using present value techniques with forecasted future cash flows for Fossil Spain as the significant unobservable input. Future revenue growth based on management's projections for calendar years 2014 and 2015 ranges from 3% to 10%. Operating expenses are projected to be approximately 28% of revenues for calendar years 2014 and 2015. A discount rate of 19% was used to calculate the present value of the contingent consideration. An increase in future cash flows may result in a higher estimated fair value of the contingent consideration liability. Alternatively, a decrease in future cash flows may result in a lower estimated fair value of the contingent consideration liability. Future changes in the estimated fair value of the contingent consideration liability, if any, will be reflected in earnings.

        The fair values of the interest rate swap asset and liability are determined using valuation models based on market observable inputs, including forward curves, mid-market price, foreign exchange spot or forward rates, and volatility levels. See Note 9—Derivatives and Risk Management for additional disclosures about the interest rate swap.

        The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a nonrecurring basis as of December 28, 2013 (in thousands):

		Fair Value Measurements Using
	For the Fiscal Year Ended December 28, 2013				Total Impairment Charge
		Level 1	Level 2	Level 3
Assets:
Specific Company-owned stores	$668	$0	$0	$668	$(5,750)

        The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a nonrecurring basis as of December 29, 2012 (in thousands):

		Fair Value Measurements Using
	For the Fiscal Year Ended December 29, 2012				Total Impairment Charge
		Level 1	Level 2	Level 3
Assets:
Specific Company-owned stores	$67	$0	$0	$67	$(1,231)

        In addition to the tables above, the Company made nonrecurring valuations of contingent consideration in connection with business acquisitions in fiscal years 2013 and 2012. See Note 2—Acquisitions, Divestiture and Goodwill for more information.

        In accordance with the provisions of ASC 360, Property, Plant and Equipment, property, plant and equipment—net with a carrying amount of $6.4 million related to Company-owned retail store

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Fair Value Measurements (Continued)

leasehold improvements and fixturing was written down to a fair value of $0.7 million, resulting in an impairment charge of $5.8 million for fiscal year 2013.

        In fiscal year 2012, property, plant and equipment—net with a carrying amount of $1.2 million related to Company-owned retail store leasehold improvements, fixturing, computer software and computer hardware was written down to a fair value of $0.1 million, resulting in an impairment charge of $1.2 million for fiscal year 2012.

        The fair values of assets related to the Company-owned retail stores were determined using Level 3 inputs. If undiscounted cash flows estimated to be generated through the operation of Company-owned retail stores are less than the carrying value of the underlying assets, the assets are impaired. If it is determined that the assets are impaired, the fair value of the assets is calculated using future estimated discounted cash flows, and then an impairment loss is recorded for the amount the asset's book value exceeds its fair value. Impairment expenses related to Company-owned retail stores are recorded in SG&A within the Direct to consumer segment.

11. Debt

        The Company's debt consisted of the following, excluding capital lease obligations, (in millions):

	December 28, 2013	December 29, 2012
U.S. revolving line of credit	$250.0	$65.0
U.S. term loan	246.9	0.0
Other international	3.8	5.6

Total debt	500.7	70.6

Less current portion	12.6	1.9

Long-term debt	$488.1	$68.7

        U.S.-Based.    On May 17, 2013, the Company and certain of its subsidiaries entered into a five year Credit Agreement (the "Credit Agreement") with (i) the lenders party thereto, (ii) Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent, swingline lender and issuing lender, (iii) Bank of America, N.A. and JPMorgan Chase Bank, N.A., as syndication agents, (iv) HSBC Bank USA, National Association and Fifth Third Bank, as documentation agents, and (v) Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as joint lead arrangers and bookrunners. The Credit Agreement provides for revolving credit loans in the amount of $750 million (the "Revolver"), a swingline subfacility up to $20 million, an up to $10 million subfacility for letters of credit, and a term loan in the amount of $250 million (the "Term Loan"). The Credit Agreement expires and is due and payable on May 17, 2018. The Credit Agreement is guaranteed by all direct and indirect material domestic subsidiaries of the Company and is secured by 65% of the outstanding voting capital stock and 100% of the non-voting capital stock of the following foreign subsidiaries of the Company: Fossil Europe B.V., Swiss Technology Holding GmbH and Fossil (East) Limited. In connection with entering into the Credit Agreement, the Company paid upfront fees of approximately $4.8 million, which are being amortized over the life of the Credit Agreement.

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Debt (Continued)

        Amounts outstanding under the Revolver and Term Loan bear interest at the Company's option of (i) the base rate (defined as the higher of (a) the prime rate publicly announced by Wells Fargo (3.25% at fiscal year end 2013), (b) the federal funds rate plus 0.25% and (c) the London Interbank Offer Rate ("LIBOR") (0.16% at fiscal year end 2013) for an interest period of one month plus 1.25%) plus the base rate applicable margin (which varies based upon the Company's consolidated leverage ratio (the "Ratio") from 0.25% if the Ratio is less than 1.00 to 1.00, to 1.00% if the Ratio is greater than or equal to 2.00 to 1.00) or (ii) the LIBOR rate (defined as the quotient obtained by dividing (a) LIBOR by (b) 1.00 minus the Eurodollar reserve percentage) plus the LIBOR rate applicable margin (which varies based upon the Ratio from 1.25% if the Ratio is less than 1.00 to 1.00, to 2.00% if the Ratio is greater than or equal to 2.00 to 1.00). Amounts outstanding under the swingline loan under the Credit Agreement or upon any drawing under a letter of credit bear interest at the base rate plus the base rate applicable margin. Interest based upon the base rate is payable quarterly in arrears. Interest based upon the LIBOR rate is payable either monthly or quarterly in arrears, depending on the interest period selected by the Company. The Revolver also includes a commitment fee ranging from 0.20% to 0.35% for any amounts not drawn under the Revolver.

        The Credit Agreement replaced a credit agreement dated as of December 17, 2010, as amended, by and among the Company and certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender, Wells Fargo Securities, LLC, as sole lead arranger and sole book manager and Bank of America, N.A., as lender, which was scheduled to mature on December 17, 2014 (the "Prior Credit Agreement"). Under the Prior Credit Agreement, the Company paid approximately $1.2 million and $2.6 million of interest expense during the fiscal year 2013 and 2012, respectively. Additionally, during fiscal 2013, the Company had total borrowings of $346.5 million and repayments of $411.5 million, inclusive of the final payment of $248.0 million. On May 17, 2013, the entire amount outstanding under the Prior Credit Agreement was repaid using funds borrowed under the Credit Agreement. No penalties or other early termination fees were incurred in connection with the termination of the Prior Credit Agreement.

        During fiscal 2013, the Company had borrowings of $250 million under the Term Loan which was used to pay off amounts outstanding under the Prior Credit Agreement and pay upfront fees related to the Credit Agreement. On September 30, 2013, the Company made a principal payment of $3.1 million on the Term loan. During fiscal 2013, the Company had borrowings of $625.1 million under the Revolver which was used primarily to fund common stock repurchases and normal operating expenses and repayments of $375.1 million. Amounts available under the Revolver are reduced by any amounts outstanding under standby letters of credit. As of December 28, 2013, the Company had available borrowings of approximately $498.9 million under the Revolver. The Company incurred approximately $3.3 million and $1.8 million of interest expense related to the Term Loan and Revolver, respectively, including the interest rate swap impact during fiscal year 2013.

        Financial covenants in the Credit Agreement require the Company to maintain (i) a consolidated leverage ratio no greater than 2.50 to 1.00, (ii) a consolidated interest coverage ratio no less than 3.50 to 1.00, and (iii) maximum capital expenditures not in excess of (x) $200.0 million during each of fiscal years 2014 and 2015 and (y) $250.0 million during each fiscal year thereafter, subject to certain adjustments. The Credit Agreement contains representations, warranties, covenants, events of default and indemnities that are customary for agreements of this type. The Company was in compliance with all covenants in the Credit Agreement as of December 28, 2013.

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Debt (Continued)

        The Company's debt as of December 28,2013, excluding capital lease obligations, matures as follows (in millions):

Less than 1 Year	$12.6
Year 2	14.2
Year 3	20.4
Year 4	25.1
Year 5	425.1
Thereafter	3.3

Total	$500.7

        Letters of Credit.    On May 11, 2012, the Company, Fossil Partners, L.P., FGE and Fossil Asia Pacific Ltd. renewed their Letter of Credit Facility (the "LC Facility") with the Hong Kong and Shanghai Banking Corporation Limited to allow for $80 million of commercial letters of credit. At the end of fiscal years 2013 and 2012, the Company had outstanding letters of credit under the LC Facility of approximately $49.7 million and $39.9 million, respectively. Letters of credit issued under the LC Facility are primarily used for the purchase of inventory.

        Capital Lease Obligations.    At the end of fiscal years 2013 and 2012, the Company had current capital lease obligations of $0.8 million and $0.9 million, respectively, and long-term capital lease obligations of $6.6 million and $6.4 million, respectively.

12. Other Income (Expense)—Net

        Other income (expense)—net consisted of the following (in thousands):

Fiscal Year	2013	2012	2011
Interest income	$809	$889	$350
Remeasurement of investment in Fossil Spain to fair value	6,510	0	0
Equity in the earnings of joint venture, net of tax	0	972	1,027
Currency gains (losses)	951	5,565	(20,744)
Royalty income	605	676	475
Other gains	544	440	851

Other income (expense)-net	$9,419	$8,542	$(18,041)

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Taxes

        Income Taxes.    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the consolidated deferred tax assets and liabilities were (in thousands):

Fiscal Year	2013	2012
Current deferred income tax assets (liabilities):
Bad debt allowance	$4,467	$6,542
Returns allowance	14,310	14,835
Inventory	12,169	10,019
Warranty reserve	3,040	2,403
Compensation	9,189	(2,872)
Accrued liabilities	0	2,600
Returns cost of sales	(5,669)	(6,005)
Deferred rent	1,810	804
Loss carryforwards	3,392	1,735
Other	12,070	6,016

Total current deferred tax assets	54,778	36,077
Valuation allowance	(7,946)	(1,843)

Net current deferred income tax assets	$46,832	$34,234

Total short-term deferred income tax assets	$46,986	$34,238
Total short-term deferred income tax liabilities	(154)	(4)

Net short-term deferred income tax assets	$46,832	$34,234

Long-term deferred income tax (liabilities) assets:
Unrealized exchange losses	$(1,939)	$1,098
State income tax and interest on tax contingencies	160	24
Fixed assets	(50,194)	(45,237)
Trade names and customer lists	(6,803)	(7,139)
Compensation	4,803	12,010
Deferred rent	7,456	7,732
Loss carryforwards	2,429	3,357
Undistributed earnings of certain foreign subsidiaries	(52,546)	(51,578)
Tax deductible foreign reserves	0	335
Other	11,111	10,098

Total deferred income tax liabilities	(85,523)	(69,300)
Valuation allowance	(2,601)	(3,920)

Net long-term deferred income tax liabilities	$(88,124)	$(73,220)

Total long-term deferred income tax assets	$10,044	$6,536
Total long-term deferred income tax liabilities	(98,168)	(79,756)

Net long-term deferred income tax liabilities	$(88,124)	$(73,220)

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Taxes (Continued)

        Operating Loss Carryforwards.    The deferred income tax asset for loss carryforwards includes $21.6 million of net operating losses of foreign subsidiaries. Valuation allowances have been recorded to reflect the estimated amount of deferred tax assets that may not be realized on these losses. The amounts and the fiscal year of expiration of the loss carryforwards are (in thousands):

Expires 2013 through 2017	$2,559
Expires 2018 through 2022	10,237
Expires 2023 through 2027	2,353
Indefinite	6,456

Total loss carryforwards	$21,605

        The following table identifies income before income taxes for the Company's U.S. and non-U.S. based operations for the fiscal years indicated (in thousands):

Fiscal Year	2013	2012	2011
U.S.	$194,956	$193,985	$173,861
Non-U.S.	366,511	298,237	277,698

Total	$561,467	$492,222	$451,559

        The Company's provision for income taxes consisted of the following for the fiscal years indicated (in thousands):

Fiscal Year	2013	2012	2011
Current provision:
U.S. federal	$97,860	$64,552	$59,854
Non-U.S.	69,901	60,239	55,407
State and local	8,297	6,314	7,416

Total current	176,058	131,105	122,677
Deferred provision (benefit)
U.S. federal	(2,346)	9,485	25,116
Non-U.S.	(166)	(2,426)	(4,680)
State and local	(127)	(201)	1,044

Total deferred	(2,639)	6,858	21,480
Provision for income taxes	$173,419	$137,963	$144,157

        The expected cash payments for current U.S. income tax expense for fiscal years 2013, 2012 and 2011 were reduced by approximately $12.0 million, $15.1 million and $11.2 million, respectively, as a result of tax deductions related to the exercise of non-qualified stock options and stock appreciation rights and the vesting of restricted stock and restricted stock units. The expected cash payments for current foreign tax expense for fiscal years 2013, 2012 and 2011 were reduced by $0.8 million, $0.5 million and $1.7 million, respectively, as a result of tax deductions related to the exercise of stock options and the vesting of restricted stock granted to foreign employees. The income tax benefits resulting from these stock-based compensation plans have been recorded to additional paid-in capital in the Company's consolidated balance sheets. Total deferred income tax (benefit) expense of ($2.6)

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Taxes (Continued)

million, $6.9 million and $21.5 million for fiscal years 2013, 2012 and 2011, respectively, are included in deferred income taxes on the Company's consolidated statements of cash flows.

        The Company was granted a 60% tax holiday for its watch assembly activities in Switzerland for tax years 2008 through 2012. In 2013, the Company paid the full Swiss tax rate on its watch assembly activities. This tax holiday reduced current foreign income taxes by approximately $1.2 million and $0.9 million in fiscal years 2012 and 2011, respectively.

        A reconciliation of the U.S. federal statutory income tax rate of 35% to the Company's effective tax rate is as follows:

Fiscal Year	2013	2012	2011
Tax at statutory rate	35.0%	35.0%	35.0%
State, net of federal tax benefit	0.9	1.0	1.2
Foreign rate differential	(12.5)	(10.0)	(12.0)
U.S. tax on foreign income	5.9	3.1	6.7
Income tax contingencies	0.0	(1.7)	0.7
Valuation allowances	0.9	0.0	0.0
Other	0.7	0.6	0.3

Provision for income taxes	30.9%	28.0%	31.9%

        Deferred U.S. federal income taxes and foreign withholding taxes are not recorded on undistributed earnings of certain foreign subsidiaries where management plans to continue reinvesting these earnings outside the U.S. The amount of undistributed earnings that would be subject to tax if distributed was approximately $653.1 million at December 28, 2013. Determining tax amounts that would be payable if these earnings were distributed to the U.S. parent company is not practicable.

        The total amount of unrecognized tax benefits under ASC 740, excluding interest and penalties that would favorably impact the effective tax rate in future periods if recognized, was $9.6 million, $10.7 million and $12.7 million for fiscal years 2013, 2012, and 2011, respectively. The IRS completed its examination of the Company's 2007-2009 federal income tax returns in the first quarter of fiscal 2013. The IRS will begin its examination of the Company's 2010-2012 federal income tax returns in the first quarter of fiscal 2014. The Company is also subject to tax examinations in various state and foreign jurisdictions for the Company's 2006-2012 tax years, none of which the Company believes are individually significant. Audit outcomes and timing of audit settlements are subject to significant uncertainty.

        The Company has classified uncertain tax positions as long-term income taxes payable unless such amounts are expected to be paid within twelve months from December 28, 2013. As of December 28, 2013, the Company had recorded $0.2 million of unrecognized tax benefits, excluding interest and penalties, for positions that could be settled within the next twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes receivable/payable, respectively. The total amount of accrued income tax-related interest in the Company's consolidated balance sheets was $1.2 million and $2.2 million at December 28, 2013 and December 29, 2012, respectively. The total amount of accrued income tax-related penalties in the Company's consolidated balance sheets was $0.4 million and $0.3 million at December 28, 2013 and December 29, 2012, respectively. The Company

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Taxes (Continued)

accrued income tax-related interest (benefit) expense of ($1.0) million, ($1.0) million and $1.2 million in fiscal years 2013, 2012 and 2011, respectively.

        The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the fiscal years indicated (in thousands):

Fiscal Year	2013	2012	2011
Balance at beginning of year	$15,549	$17,974	$10,945
Gross increases tax positions in prior years	3,310	1,245	5,963
Gross decreases tax positions in prior years	(4,384)	(2,580)	0
Gross increases—current year tax positions	3,575	2,486	1,192
Settlements	(3,456)	(3,582)	(119)
Lapse in statute of limitations	(297)	0	0
Increase due to currency revaluation	17	6	(7)

Balance at end of year	$14,314	$15,549	$17,974

14. Commitments and Contingencies

        License Agreements.    The Company has various license agreements to market watches and jewelry bearing certain trademarks or patents owned by various third parties. In accordance with these agreements, the Company incurred royalty expense of approximately $214.1 million, $181.8 million and $160.2 million in fiscal years 2013, 2012 and 2011, respectively. These amounts are included in the Company's cost of sales or, if advertising related, in SG&A. At fiscal year end 2013, certain of the Company's significant license agreements had expiration dates between fiscal years 2014 and 2023. These license agreements require the Company to pay royalties ranging from 4% to 20% of defined net sales. Future minimum royalty commitments under these license agreements, by fiscal year, are as follows (in thousands):

2014	$196,102
2015	182,512
2016	84,797
2017	89,139
2018	65,445
Thereafter	218,104

$836,099

        Leases.    The Company leases its retail and outlet store facilities as well as certain of its office and warehouse facilities and equipment under non-cancelable operating leases and capital leases. Most of the retail and outlet store leases provide for contingent rental payments based on operating results and require the payment of taxes, insurance and other costs applicable to the property. Generally, these leases include renewal options for various periods at stipulated rates. Rent expense under these agreements was approximately $143.8 million, $131.5 million and $107.3 million for fiscal years 2013, 2012 and 2011, respectively. Contingent rent expense was approximately $12.1 million, $11.1 million and $9.0 million for fiscal years 2013, 2012 and 2011, respectively. Capital leases are included as a component of short-term debt and in long-term debt in the Company's consolidated balance sheets.

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Commitments and Contingencies (Continued)

Future minimum rental commitments under non-cancelable leases, by fiscal year, are as follows (in thousands):

	Operating Leases	Capital Leases(1)
2014	$150,677	$1,052
2015	139,787	1,139
2016	119,823	1,136
2017	97,984	1,130
2018	87,701	1,114
Thereafter	232,839	4,043

	$828,811	$9,614

Less amounts representing interest		(770)

Capital lease obligations		$8,844

(1)
Includes unrecorded capital leases of $1.4 million.

        Purchase Obligations.    As of December 28, 2013, the Company had purchase obligations totaling $369.8 million.

        Asset Retirement Obligations.    ASC 410, Asset Retirement and Environmental Obligations requires (i) that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made and (ii) that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Company's asset retirement obligations relate to costs associated with the retirement of leasehold improvements under office leases within the North America wholesale, the Europe wholesale and the Asia Pacific wholesale segments, and under retail store leases within the Direct to consumer segment.

        The following table summarizes the changes in the Company's asset retirement obligations (in thousands):

Fiscal Year:	2013	2012
Beginning asset retirement obligation	$6,560	$4,129
Liabilities incurred during the period	1,839	2,473
Revisions in estimated retirement obligations	(9)	82
Liabilities settled during the period	(278)	(345)
Accretion expense	288	207
Currency translation	(94)	14

Ending asset retirement obligations	$8,306	$6,560

        Litigation.    The Company is occasionally subject to litigation or other legal proceedings in the normal course of its business. The Company does not believe that the outcome of any currently pending legal matters, individually or collectively, will have a material effect on the business or financial condition of the Company.

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Stockholders' Equity

        Common and Preferred Stock.    The Company has 100,000,000 shares of common stock, par value $0.01 per share, authorized, with 54,707,810 and 59,631,459 shares issued at fiscal year end 2013 and 2012, respectively. The Company has 1,000,000 shares of preferred stock, par value $0.01 per share, authorized, with none issued or outstanding at fiscal year end 2013 and 2012. Rights, preferences and other terms of preferred stock will be determined by the Board of Directors at the time of issuance.

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

        During the period from the announcement of the Company's $750 million and $1 billion buyback authorizations in August 2010 and December 2012, respectively, until the end of the fiscal year 2013, the Company has repurchased approximately $1.3 billion of its common stock, representing approximately 14.5 million shares. The Company has not repurchased any shares under the $30 million repurchase plan authorized in 2010.

        During fiscal year 2013, the Company effectively retired 5.3 million shares of common stock repurchased under its repurchase programs. The effective retirement of repurchased common stock decreased common stock by $53,000, additional paid-in capital by $7.6 million, retained earnings by $567.2 million and treasury stock by $574.8 million. At December 29, 2012 and December 28, 2013, all treasury stock had been effectively retired. As of December 28, 2013, the Company had $493.7 million of repurchase authorizations remaining under the combined repurchase plans.

        The following table shows the Company's common stock repurchase activity for the periods indicated (in millions):

			For the 2013 Fiscal Year		For the 2012 Fiscal Year
Fiscal Year Authorized	Dollar Value Authorized	Termination Date	Number of Shares Repurchased	Dollar Value Repurchased	Number of Shares Repurchased	Dollar Value Repurchased
2012	$1,000.0	December 2016	4.9	$536.3	0.0	$0.0
2010	$30.0	None	0.0	$0.0	0.0	$0.0
2010	$750.0	December 2013	0.4	$38.6	3.0	$261.3

        Noncontrolling Interest.    In October 2012, the Company acquired the outstanding minority interest shares in Fossil Mexico, S.A. de C.V. ("Fossil Mexico") and Servicios Fossil Mexico, S.A. de C.V. ("Fossil Servicios"), representing the entire noncontrolling interest in these subsidiaries, for approximately $14.1 million in cash. The transaction was accounted for as an equity transaction, and the Company's ownership interest in both Fossil Mexico and Fossil Servicios increased

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Stockholders' Equity (Continued)

to 100%. The following table summarizes the effects of changes in the Company's ownership interest in its subsidiaries on stockholders' equity (in thousands):

Fiscal Year	2013	2012	2011
Net income attributable to Fossil Group, Inc.	$378,152	$343,401	$294,702

Transfers to noncontrolling interest:
Decrease in Fossil Group, Inc.'s additional paid-in capital for purchases of 49 common shares of Fossil Mexico and 49 common shares of Fossil Servicios	0	(7,332)	0

Net transfers to noncontrolling interest	0	(7,332)	0

Change from net income attributable to Fossil Group, Inc. and transfers to noncontrolling interest	$378,152	$336,069	$294,702

16. Employee Benefit Plans

        Deferred Compensation and Savings Plans.    The Company has a defined contribution savings plan (the "401(k) Plan") for substantially all U.S.-based full-time employees of the Company. The Company's common stock is one of several investment alternatives available under the 401(k) Plan. Effective January 1, 2012, the Company added a Roth 401(k) option to the 401(k) Plan. The Company has a discretionary match for the 401(k) Plan. After one year of service (minimum of 1,000 hours worked), the Company matches 50% of employee contributions up to 3% of their compensation and 25% of employee contributions between 4% and 6% of their compensation. Effective January 1, 2012, after ninety 90 days of service (minimum of 250 hours worked), the Company increased its match to 50% of employee contributions up to 6% of their compensation. Matching contributions made by the Company to the 401(k) Plan totaled approximately $2.7 million, $2.7 million and $1.6 million for fiscal years 2013, 2012 and 2011, respectively. The Company also has the right to make additional matching contributions not to exceed 15% of employee compensation. The Company did not make any additional matching contributions during fiscal years 2013, 2012 and 2011.

        In December 1998, the Company adopted the Fossil Group, Inc. and Affiliates Deferred Compensation Plan (the "Deferred Plan"). Eligible participants may elect to defer up to 50% of their salary or up to 100% of any bonuses paid pursuant to the terms and conditions of the Deferred Plan. In addition, the Company may make employer contributions to participants under the Deferred Plan from time to time. The Company made no contributions to the Deferred Plan during fiscal years 2013, 2012 and 2011. In prior periods, the Company made payments pursuant to the Deferred Plan into a Rabbi Trust. The funds held in the Rabbi Trust are directed to certain investments available through life insurance products and accounted for in accordance with ASC 710, Compensation—General ("ASC 710"). As of December 28, 2013, the Company had an asset of $2.4 million related to the Company's invested balances recorded in intangible and other assets—net and a liability of $2.8 million related to the participants' invested balances recorded in accrued expenses—other, each on the Company's consolidated balance sheets.

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Employee Benefit Plans (Continued)

        Stock-Based Compensation Plans.    The Company accounts for stock-based compensation in accordance with the provisions of ASC 718, using the Black-Scholes option pricing model to determine the fair value of stock options and stock appreciation rights at the date of grant. The Company's grants under its current stock-based compensation plans generally include: (i) stock options and restricted stock units for its international employees, (ii) restricted stock units for its nonemployee directors and (iii) stock appreciation rights, restricted stock and restricted stock units for its U.S.-based employees. As of December 28, 2013, the Company had approximately $21.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company's stock-based compensation plans. This cost is expected to be recognized over a weighted-average period of approximately 1.5 years.

        Long-Term Incentive Plans.    An aggregate of 4,685,030 shares of the Company's common stock were reserved for issuance pursuant to the Company's 2008 Long-Term Incentive Plan ("2008 LTIP"), adopted in March 2008. Under the 2008 LTIP, designated employees of the Company, including officers, certain contractors, and outside directors of the Company, are eligible to receive (i) stock options, (ii) stock appreciation rights, (iii) restricted or non-restricted stock awards, (iv) restricted stock units, (v) cash awards, or (vi) any combination of the foregoing. The 2008 LTIP is administered by the Compensation Committee of the Company's Board of Directors (the "Compensation Committee"). Each award issued under the 2008 LTIP terminates at the time designated by the Compensation Committee, not to exceed ten years. The current outstanding stock options, stock appreciation rights, restricted stock and restricted stock units issued under the 2008 LTIP predominantly have original vesting periods of three years. All stock appreciation rights and restricted stock units are settled in shares of the Company's common stock. The exercise prices of stock options granted under the 2008 LTIP were not less than the fair market value of the Company's common stock at the date of grant. Effective January 1, 2012, the Company's Board of Directors approved changes to the equity compensation package for nonemployee directors. Each nonemployee director receives restricted stock units valued at $120,000 on the date of the Company's annual stockholders' meeting. These grants vest on the earlier of one year from the date of grant or the Company's next annual stockholders' meeting date.

        Prior to the Company establishing the 2008 LTIP, stock-based compensation awards were made to employees and nonemployee directors pursuant to the Company's initial Long-Term Incentive Plan ("LTIP") and Nonemployee Director Stock Option Plan ("Nonemployee Plan"), respectively. Each award issued under the LTIP terminates at the time designated by the Compensation Committee, not to exceed ten years. The currently outstanding stock options, stock appreciation rights, restricted stock and restricted stock units issued under the LTIP and Nonemployee Plan have original vesting periods that predominately range from three to five years. All stock appreciation rights and restricted stock units are settled in shares of the Company's common stock. The exercise prices of stock options granted under the Nonemployee Plan were not less than the fair market value of the Company's common stock at the date of grant. Pursuant to the Nonemployee Plan, 50% of the stock options granted became exercisable on the first anniversary of the date of grant and in two additional installments of 25% each on the second and third anniversaries. On March 26, 2008, the Company's Board of Directors elected to terminate these prior plans. The termination of the LTIP and the Nonemployee Plan did not impair outstanding awards representing 87,955 shares and 24,750 shares, respectively, of the Company's common stock at December 28, 2013 which continued in accordance with their original terms.

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Employee Benefit Plans (Continued)

        Stock Options and Stock Appreciation Rights.    The fair value of stock options and stock appreciation rights granted under the Company's stock-based compensation plans was estimated on the date of grant using the Black-Scholes option pricing model. The table below outlines the weighted average assumptions for these award grants:

Fiscal Year	2013	2012	2011
Risk-free interest rate	0.8%	1.1%	1.1%
Expected term (in years)	4.7	5.1	4.7
Expected volatility	55.1%	51.1%	45.2%
Expected dividend yield	0.0%	0.0%	0.0%
Estimated fair value per stock option/stock appreciation right granted	$48.19	$56.08	$33.10

        The expected term of the stock options represent the estimated period of time until exercise and is based on historical experience of similar awards. Expected stock price volatility is based on the historical volatility of the Company's common stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury securities with an equivalent remaining term.

        The Company generally receives a tax deduction when stock options are exercised or when restricted stock vests. Generally for stock options, the tax deduction is related to the excess of the stock price at the time the stock options are exercised over the exercise price of the stock options. For restricted stock, the tax deduction is equal to the fair market value of the Company's common stock on the date the restricted stock vests multiplied by the number of shares of restricted stock. Excess tax benefits from stock-based compensation on the Company's consolidated statements of cash flows for fiscal years 2013, 2012 and 2011 amounted to approximately $8.4 million, $11.7 million and $10.0 million, respectively.

        The following table summarizes stock option and stock appreciation rights activity:

Stock Options and Stock Appreciation Rights	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	in thousands			in thousands
Outstanding at January 1, 2011	1,400	$25.55	5.8	$62,889
Granted	303	87.73
Exercised	(461)	23.95		33,267
Forfeited or expired	(22)	47.44

Outstanding at December 31, 2011	1,220	41.20	5.8	49,125
Granted	279	124.61
Exercised	(386)	30.28		32,201
Forfeited or expired	(74)	98.53

Outstanding at December 29, 2012	1,039	63.56	6.4	36,708
Granted	41	104.62
Exercised	(332)	35.64		24,820
Forfeited or expired	(70)	97.62

Outstanding at December 28, 2013	678	76.15	6.2	31,794

Exercisable at December 28, 2013	391	$59.59	5.5	$24,457

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Employee Benefit Plans (Continued)

        The aggregate intrinsic value in the table above is before income taxes and is based on the exercise price for outstanding and exercisable options/rights at December 28, 2013 and based on the fair market value of the Company's common stock on the exercise date for options/rights that were exercised during the fiscal year.

        Stock Options and Stock Appreciation Rights Outstanding and Exercisable.    The following table summarizes information with respect to stock options and stock appreciation rights outstanding and exercisable at December 28, 2013:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Number of Shares	Weighted-Average Exercise Price
	in thousands			in thousands
$13.65 - $21.51	85	$15.41	4.4	64	$15.98
$21.51 - $34.59	64	29.13	3.0	64	29.13
$34.59 - $67.10	81	39.73	5.6	81	39.73
$67.10 - $106.40	116	80.92	7.3	65	80.72
$106.40 - $131.46	178	128.08	8.1	63	128.09

Total	524	$73.70	6.3	337	$57.59

Stock Appreciation Rights Outstanding				Stock Appreciation Rights Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Number of Shares	Weighted-Average Exercise Price
	in thousands			in thousands
$13.65 - $21.51	20	$13.65	3.2	6	$13.65
$21.51 - $34.59	6	30.71	2.2	6	30.71
$34.59 - $67.10	16	42.68	4.6	13	40.07
$67.10 - $106.40	67	92.67	6.5	13	82.01
$106.40 - $131.46	45	126.34	6.2	16	127.96

Total	154	$84.50	5.6	54	$72.05

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Employee Benefit Plans (Continued)

        Restricted Stock and Restricted Stock Units.    The following table summarizes restricted stock and restricted stock unit activity:

Restricted Stock and Restricted Stock Units	Number of Shares	Weighted-Average Grant-Date Fair Value
	in thousands
Nonvested at January 1, 2011	430	$29.03
Granted	105	86.80
Vested	(172)	29.29
Forfeited	(11)	42.98

Nonvested at December 31, 2011	352	45.70
Granted	102	110.72
Vested	(161)	45.14
Forfeited	(16)	67.62

Nonvested at December 29, 2012	277	68.69
Granted	140	106.76
Vested	(171)	57.83
Forfeited	(27)	86.51

Nonvested at December 28, 2013	219	$99.27

        The total fair value of shares/units vested during fiscal years 2013, 2012 and 2011 was $18.1 million, $19.1 million and $14.7 million, respectively.

        The Company maintains a defined contribution employee benefit plan for its employees located in Switzerland. The plan is funded through payments to an insurance company. The payments are determined by periodic actuarial calculations. During fiscal years 2013 and 2012, the Company recorded pension expense of $6.2 million and $2.8 million, respectively, related to this plan. The liability for the Company's defined contribution employee benefit plan was $8.6 million and $2.8 million at the end of fiscal years 2013 and 2012, respectively. This liability is recorded in other long-term liabilities on the Company's consolidated balance sheets.

        Under French law, the Company is required to maintain a defined benefit plan for its employees located in France, which is referred to as a "retirement indemnity". The amount of the retirement indemnity is based on the employee's last salary and duration of employment with the Company. The employee's right to receive the retirement indemnity is subject to the employee remaining with the Company until retirement. During fiscal years 2013 and 2012, the Company recorded pension expense of $0.3 million and $0.3 million, respectively, for its retirement indemnity obligations. The liability for the Company's retirement indemnity was $1.5 million and $1.1 million at the end of fiscal years 2013 and 2012, respectively. This liability is recorded in other long-term liabilities on the Company's consolidated balance sheets.

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Supplemental Cash Flow Information

        The following table summarizes supplemental cash flow information (in thousands):

Fiscal Year	2013	2012	2011
Cash paid during the year for:
Interest	$9,450	$5,155	$3,323
Income taxes	$167,624	$105,433	$135,133
Supplemental disclosures of non-cash investing and financing activities:
Additions to property, plant and equipment included in accounts payable	$8,317	$11,713	$23,766
Additions to property, plant and equipment acquired under capital leases	$1,068	$4,884	$2,067
Issuance of common stock for acquisition	$0	$19,899	$0

18. Supplemental Disclosure for Accumulated Other Comprehensive Income

        The following table illustrates changes in the balances of each component of accumulated other comprehensive income, net of taxes (in thousands):

	December 28, 2013
	Currency Translation Adjustments	Securities Available for Sale	Forward Contracts	Interest Rate Swaps	Pension Plan	Total
Beginning balance	$30,181	$(475)	$(946)	$0	$0	$28,760

Other comprehensive income (loss) before reclassifications, net of tax benefit of $1,471	7,971	(83)	(1,391)	(1,031)	736	6,202
Amounts reclassed from accumulated other comprehensive income, net of tax benefit of $397	0	(558)	(246)	(925)	0	(1,729)

Total other comprehensive income (loss)	7,971	475	(1,145)	(106)	736	7,931

Ending balance	$38,152	$0	$(2,091)	$(106)	$736	$36,691

	December 29, 2012
	Currency Translation Adjustments	Securities Available for Sale	Forward Contracts	Total
Beginning balance	$18,953	$(446)	$3,673	$22,180

Other comprehensive income (loss) before reclassifications, net of tax expense of $806	11,228	(29)	426	11,625
Amounts reclassed from accumulated other comprehensive income, net of tax expense of $2,716	0	0	5,045	5,045

Total other comprehensive income (loss)	11,228	(29)	(4,619)	6,580

Ending balance	$30,181	$(475)	$(946)	$28,760

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Supplemental Disclosure for Accumulated Other Comprehensive Income (Continued)

	December 31, 2011
	Currency Translation Adjustments	Securities Available for Sale	Forward Contracts	Total
Beginning balance	$25,444	$210	$(6,236)	$19,418

Other comprehensive (loss) income before reclassifications, net of tax benefit of $2,343	(6,491)	(656)	280	(6,867)
Amounts reclassed from accumulated other comprehensive income, net of tax benefit of $4,167	0	0	(9,629)	(9,629)

Total other comprehensive (loss) income	(6,491)	(656)	9,909	2,762

Ending balance	$18,953	$(446)	$3,673	$22,180

19. Major Customer, Segment and Geographic Information

        In accordance with ASC 280, Segment Reporting ("ASC 280"), the Company reports segment information based on the "management approach". The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company's reportable segments.

Major Customer

        Wholesale customers of the Company consist principally of major department stores and specialty retail stores located throughout the world. No individual customer accounts for 10% or more of the Company's net sales.

Segment Information

        The Company manages its business primarily on a geographic basis. The Company's reportable operating segments are comprised of North America wholesale, Europe wholesale, Asia Pacific wholesale and Direct to consumer. The North America wholesale, Europe wholesale and Asia Pacific wholesale reportable segments do not include activities related to the Direct to consumer segment. The North America wholesale segment primarily includes sales to wholesale or distributor customers based in Canada, Mexico, the United States and countries in South America. The Europe wholesale segment primarily includes sales to wholesale or distributor customers based in European countries, the Middle East and Africa. The Asia Pacific wholesale segment primarily includes sales to wholesale or distributor customers based in Australia, China (including the Company's assembly and procurement operations), India, Indonesia, Japan, Malaysia, New Zealand, Singapore, South Korea, Taiwan and Thailand. The Direct to consumer segment includes Company-owned retail stores, e-commerce activities and catalog costs. Each reportable operating segment provides similar products and services.

        The Company evaluates the performance of its reportable segments based on net sales and operating income. Net sales for geographic segments are generally based on the location of the customers. Operating income for each segment includes net sales to third parties, related cost of sales and operating expenses directly attributable to the segment. General corporate expenses, including certain administrative, legal, accounting, technology support costs, equity compensation costs, payroll costs attributable to executive management and amounts related to intercompany eliminations are not

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Major Customer, Segment and Geographic Information (Continued)

allocated to the various segments. Intercompany sales of products between segments are referred to as intersegment items. Intercompany profit attributable to the Company's factory operations is included in the Asia Pacific wholesale and Europe wholesale segments in accordance with the geographic location of the factories. These intercompany factory profits are eliminated in consolidation.

        Summary information by operating segment is as follows (in thousands):

	Fiscal Year 2013
	Net Sales	Operating Income	Depreciation and Amortization	Long-term Assets	Total Assets
North America wholesale:			$7,886	$260,506	$680,025
External customers	$1,216,634	$305,834
Intersegment	209,913
Europe wholesale:			9,324	185,892	535,261
External customers	828,098	219,041
Intersegment	172,943
Asia Pacific wholesale:			4,764	42,943	516,553
External customers	396,641	129,971
Intersegment	970,985
Direct to consumer	818,598	88,082	30,798	161,245	335,208
Intersegment items	(1,353,841)
Corporate		(181,332)	21,495	100,366	163,367

Consolidated	$3,259,971	$561,596	$74,267	$750,952	$2,230,414

	Fiscal Year 2012
	Net Sales	Operating Income	Depreciation and Amortization	Long-term Assets	Total Assets
North America wholesale:			$4,880	$236,639	$610,979
External customers	$1,083,489	$246,616
Intersegment	203,266
Europe wholesale:			6,529	150,977	354,823
External customers	696,988	174,469
Intersegment	166,952
Asia Pacific wholesale:			3,958	37,639	416,825
External customers	361,514	127,263
Intersegment	757,480
Direct to consumer	715,517	98,754	26,259	170,461	313,498
Intersegment items	(1,127,698)
Corporate		(158,262)	18,880	102,161	145,864

Consolidated	$2,857,508	$488,840	$60,506	$697,877	$1,841,989

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Major Customer, Segment and Geographic Information (Continued)

	Fiscal Year 2011
	Net Sales	Operating Income	Depreciation and Amortization	Long-term Assets	Total Assets
North America wholesale:			$2,912	$65,332	$524,615
External customers	$967,493	$235,003
Intersegment	161,640
Europe wholesale:			5,377	83,107	436,775
External customers	695,391	187,762
Intersegment	154,654
Asia Pacific wholesale:			2,448	16,067	258,343
External customers	297,045	108,756
Intersegment	709,336
Direct to consumer	607,373	87,187	21,409	141,039	246,911
Intersegment items	(1,025,630)
Corporate		(146,717)	13,074	101,975	176,278

Consolidated	$2,567,302	$471,991	$45,220	$407,520	$1,642,922

        The following table indicates revenue for each class of similar products for fiscal years 2013, 2012 and 2011 (in thousands):

	Fiscal Year 2013		Fiscal Year 2012		Fiscal Year 2011
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches	$2,513,081	77.1%	$2,141,481	74.9%	$1,843,909	71.8%
Leathers	436,285	13.4	440,113	15.4	427,771	16.7
Jewelry	228,748	7.0	181,636	6.4	190,126	7.4
Other	81,857	2.5	94,278	3.3	105,496	4.1

Total	$3,259,971	100.0%	$2,857,508	100.0%	$2,567,302	100.0%

Geographic Information

        Net sales and long-lived assets related to the Company's operations in the U.S., Europe, Asia Pacific and all other international markets were as follows (in thousands):

	Fiscal Year 2013
	Net Sales		Long-term Assets
United States	$1,525,107		$411,458
Europe	1,052,497	(1)	264,173
Asia Pacific	504,124		65,091
All other international	178,243		10,230

Consolidated	$3,259,971		$750,952

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Major Customer, Segment and Geographic Information (Continued)

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

(1)
Wholesale sales within Germany, excluding sales to third-party distributors, accounted for more than 10% of the Company's consolidated net sales and were approximately $425.1 million, $354.4 million and $384.9 million of consolidated net sales in fiscal years 2013, 2012 and 2011, respectively. These sales include $100.7 million, $72.4 million and $71.9 million of sales by our German entity to countries outside Germany, excluding sales to third-party distributors, for fiscal years 2013, 2012 and 2011, respectively.

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Selected Quarterly Financial Data (Unaudited)

        The following is a summary of the Company's unaudited quarterly financial information for fiscal years 2013 and 2012 (in thousands except per share data):

Fiscal Year 2013	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net sales	$680,899	$706,249	$810,396	$1,062,427
Gross profit	378,471	408,901	464,969	609,345
Operating expenses	284,150	301,953	323,937	390,050
Operating income	94,321	106,948	141,032	219,295
Income before income taxes	102,874	104,238	138,255	216,099
Provision for income taxes	28,894	33,829	45,881	64,815
Net income	73,980	70,409	92,374	151,284
Net income attributable to noncontrolling interest	1,794	2,696	2,640	2,766
Net income attributable to Fossil Group, Inc.	$72,186	$67,713	$89,734	$148,518
Earnings per share:
Basic	$1.22	$1.16	$1.59	$2.69
Diluted	$1.21	$1.15	$1.58	$2.68
Gross profit as a percentage of net sales	55.6%	57.9%	57.4%	57.4%
Operating expenses as a percentage of net sales	41.7%	42.8%	40.0%	36.7%
Operating income as a percentage of net sales	13.9%	15.1%	17.4%	20.6%

Fiscal Year 2012	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net sales	$589,533	$636,104	$684,170	$947,700
Gross profit	328,980	356,361	381,524	539,678
Operating expenses	246,119	268,264	268,437	334,883
Operating income	82,861	88,097	113,087	204,795
Income before income taxes	84,596	88,093	113,861	205,671
Provision for income taxes	23,524	27,705	33,984	52,749
Net income	61,072	60,388	79,877	152,922
Net income attributable to noncontrolling interest	2,932	3,050	3,086	1,790
Net income attributable to Fossil Group, Inc.	$58,140	$57,338	$76,791	$151,132
Earnings per share:
Basic	$0.94	$0.93	$1.27	$2.53
Diluted	$0.93	$0.92	$1.26	$2.51
Gross profit as a percentage of net sales	55.8%	56.0%	55.8%	56.9%
Operating expenses as a percentage of net sales	41.7%	42.2%	39.3%	35.3%
Operating income as a percentage of net sales	14.1%	13.8%	16.5%	21.6%

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        We conducted an evaluation of the effectiveness of our "disclosure controls and procedures" ("Disclosure Controls"), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 28, 2013, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

        Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective at the reasonable assurance level as of December 28, 2013.

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

        Management, including our CEO and our CFO, assessed the effectiveness of the Company's internal control over financial reporting as of December 28, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992). Based on its assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 28, 2013.

        Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company's internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting during the fourth quarter ended December 28, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Fossil Group, Inc.
Richardson, Texas

        We have audited the internal control over financial reporting of Fossil Group, Inc. and subsidiaries (the "Company") as of December 28, 2013, based on Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended December 28, 2013 of the Company and our report dated February 26, 2014 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
February 26, 2014

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

February 26, 2014	FOSSIL GROUP, INC.
/s/ KOSTA N. KARTSOTIS Kosta N. Kartsotis, Chairman of the Board of Directors and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ KOSTA N. KARTSOTIS Kosta N. Kartsotis	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 26, 2014
/s/ DENNIS R. SECOR Dennis R. Secor	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 26, 2014
/s/ ELAINE AGATHER Elaine Agather	Director	February 26, 2014
/s/ JEFFREY N. BOYER Jeffrey N. Boyer	Director	February 26, 2014
/s/ WILLIAM B. CHIASSON William B. Chiasson	Director	February 26, 2014
/s/ DIANE NEAL Diane Neal	Director	February 26, 2014
/s/ THOMAS M. NEALON Thomas M. Nealon	Director	February 26, 2014

Signature	Capacity	Date

/s/ MARK D. QUICK Mark D. Quick	Director	February 26, 2014
/s/ ELYSIA HOLT RAGUSA Elysia Holt Ragusa	Director	February 26, 2014
/s/ JAL S. SHROFF Jal S. Shroff	Director	February 26, 2014
/s/ JAMES E. SKINNER James E. Skinner	Director	February 26, 2014
/s/ JAMES M. ZIMMERMAN James M. Zimmerman	Director	February 26, 2014

SCHEDULE II
FOSSIL GROUP, INC. AND SUBSIDIARIES
VALUATIONS AND QUALIFYING ACCOUNTS
Fiscal Years 2011, 2012 and 2013
(in thousands)

		Additions	Deductions
Classification	Balance at Beginning of Period	Charged (Credited) to Operations	Actual Returns or Writeoffs	Balance at End of Period
Fiscal Year 2011:
Account receivable allowances:
Sales returns	62,698	106,828	107,946	61,580
Bad debts	17,961	4,458	4,178	18,241
Deferred tax asset valuation allowance	4,181	649	1,637	3,193
Fiscal Year 2012:
Account receivable allowances:
Sales returns	61,580	119,106	115,430	65,256
Bad debts	18,241	848	1,983	17,106
Deferred tax asset valuation allowance	3,193	3,114	544	5,763
Fiscal Year 2013:
Account receivable allowances:
Sales returns	65,256	116,777	118,963	63,070
Bad debts	17,106	(1,078)	4,258	11,770
Deferred tax asset valuation allowance	5,763	4,988	204	10,547

EXHIBIT INDEX

Exhibit Number		Description
2.1		Purchase Agreement, dated January 9, 2012, by and among Fossil Group, Inc., Fossil Europe B.V., Fossil (East) Limited, Skagen Designs, Ltd., Skagen Designs Limited, Charlotte K. Jorst, solely in her capacity as the Representative, and the security holders of Skagen Designs, Ltd., Skagen Designs Limited and Skagen Designs Holding A/S (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on January 11, 2012).

3.1		Third Amended and Restated Certificate of Incorporation of Fossil Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 25, 2010).

3.2		Certificate Amendment of the Third Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 28, 2013).

3.3		Fourth Amended and Restated Bylaws of Fossil Group, Inc. (incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K filed on May 28, 2013).

10.1	(2)	Fossil Group, Inc. 1993 Non-Employee Director Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-1, SEC File No. 33-45357).

10.2	(2)	Amendment Number One to the 1993 Non-Employee Director Stock Option Plan of Fossil Group, Inc. (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K filed on March 2, 2011).

10.3	(2)	Amendment Number One to the Fossil Group, Inc. 1993 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K filed on March 5, 2008).

10.4	(2)	Fossil Group, Inc. 1993 Long-Term Incentive Plan (incorporated by reference to the Company's Registration Statement on Form S-1, SEC File No. 33-45357).

10.5	(2)	Amendment Number One to the 1993 Long-Term Incentive Plan of Fossil Group, Inc. (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K filed on March 2, 2011).

10.6	(2)	Amendment Number Two to the 1993 Long-Term Incentive Plan of Fossil Group, Inc. (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K filed on March 2, 2011).

10.7	(2)	Amendment Number Three to the 1993 Long-Term Incentive Plan of Fossil Group, Inc. (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed on March 5, 2008).

10.8	(2)	Amendment Number Four to the 1993 Long-Term Incentive Plan of Fossil Group, Inc. (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K filed on February 29, 2012).

10.9	(2)	Amendment Number Five to the 2004 Long-Term Incentive Plan of Fossil Group, Inc. (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K filed on February 29, 2012).

Exhibit Number		Description
10.10	(2)	Amendment Number Six to the 2004 Long-Term Incentive Plan of Fossil Group, Inc. (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K filed on February 29, 2012).

10.11	(2)	Form of Restricted Stock Award under the Fossil Group, Inc. 2004 Long-Term Incentive Plan. (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed on February 29, 2012).

10.12	(2)	Form of Restricted Stock Unit Award under the Fossil Group, Inc. 2004 Long-Term Incentive Plan. (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K filed on February 29, 2012).

10.13	(2)	Form of Stock Appreciation Rights Award under the Fossil Group, Inc. 2004 Long-Term Incentive Plan. (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed on February 29, 2012).

10.14	(2)	Form of Stock Option Award Agreement under the Fossil Group, Inc. 2004 Long-Term Incentive Plan for Non-U.S. Optionees (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K filed on August 8, 2007).

10.15	(2)	Fossil Group, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 23, 2008).

10.16	(2)	Amendment Number One to the 2008 Long-Term Incentive Plan of Fossil Group, Inc. (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K filed on February 29, 2012).

10.17	(2)	Amendment Number Two to the 2008 Long-Term Incentive Plan of Fossil Group, Inc. (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K filed on February 29, 2012).

10.18	(2)	Form of Restricted Stock Unit Award under the Fossil Group, Inc. 2008 Long-Term Incentive Plan (for key employees) (incorporated by reference to Exhibit 10.61 to the Company's Annual Report on Form 10-K filed on March 3, 2010).

10.19	(2)	Form of Stock Appreciation Rights Award under the Fossil Group, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on June 27, 2008).

10.20	(2)	Form of Stock Option Award Agreement under the Fossil Group, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 27, 2008).

10.21	(2)	Form of Stock Option Award Agreement for Non-U.S. Optionees under the Fossil Group, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 27, 2008).

10.22	(2)	Form of Stock Option Award Agreement for Outside Directors under the Fossil Group, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 5, 2009).

10.23	(2)	Form of Revised Restricted Stock Unit Award Agreement under the Fossil Group, Inc. 2008 Long-Term Incentive Plan for Non-U.S. Participants (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 13, 2010).

Exhibit Number		Description
10.24	(2)	Form of Revised Stock Option Award Agreement for Non-U.S. Optionees under the Fossil Group, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.62 to the Company's Annual Report on Form 10-K filed on March 3, 2010).

10.25	(2)	Fossil Group, Inc. 2010 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 25, 2010).

10.26	(2)	Third Amended and Restated Fossil Group, Inc. and Affiliates Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 21, 2010).

10.27		Credit Agreement, dated as of May 17, 2013, by and among Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Partners, L.P., Arrow Merchandising, Inc., Fossil Stores I, Inc., Fossil Holdings, LLC, Fossil International Holdings, Inc., Wells Fargo Bank, National Association, Bank of America, N.A., JPMorgan Chase Bank, N.A., HSBC Bank USA, National Association, Fifth Third Bank, Wells Fargo Securities, LLC, Merrill Lynch Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC. (The exhibits and schedules to the Credit Agreement have not been filed herewith and will be provided to the Securities and Exchange Commission supplementally upon request.) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 20, 2013).

10.28		Guaranty Agreement, dated as of May 17, 2013, executed and delivered by Fossil Intermediate, Inc., Fossil Partners, L.P., Fossil Trust, Fossil Stores I, Inc. and Fossil International Holdings, Inc. to Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 20, 2013).

10.29		Pledge Agreement, dated as of May 17, 2013, by and among Fossil, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 20, 2013).

10.30		Fossil Group, Inc. 1993 Savings and Retirement Plan (incorporated by reference to the Company's Registration Statement on Form S-1, SEC File No. 33-45357).

10.31		Master License Agreement dated as of August 30, 1994, by and between Fossil Group, Inc. and Fossil Partners, L.P. (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K filed on March 2, 2011).

10.32		Agreement of Limited Partnership of Fossil Partners, L.P. (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed on March 2, 2011).

10.33		Form of Executive Retirement Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 14, 2012).

10.34		Form of Restricted Stock Unit Award (2012) under the Fossil Group, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 14, 2012).

10.35		Form of Stock Appreciation Rights Award (2012) under the Fossil Group, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on March 14, 2012).

Exhibit Number		Description
10.36		First Amendment to the Restricted Stock Unit Award Under the 2004 Long-Term Incentive Plan of Fossil Group, Inc. for Mark Quick, dated as of October 26, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 1, 2012).

10.37		First Amendment to the Stock Appreciation Rights Award Under the 2004 Long-Term Incentive Plan of Fossil Group, Inc. for Mark Quick, dated as of October 26, 2012 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on November 1, 2012).

10.38		Letter Agreement Regarding Acceptance to Serve as an Advisory Director and Election to Decline Participation in the Fossil, Inc. 2008 Long-Term Incentive Plan, executed by Michael Steinberg on May 22, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 28, 2013).

10.39		Letter Agreement Regarding Acceptance to Serve as an Advisory Director and Election to Decline Participation in the Fossil, Inc. 2008 Long-Term Incentive Plan, executed by Donald J. Stone on May 22, 2013 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 28, 2013).

21.1	(1)	Subsidiaries of Fossil Group, Inc.

23.1	(1)	Consent of Independent Registered Public Accounting Firm.

31.1	(1)	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	(1)	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	(1)	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	(1)	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	(3)	XBRL Instance Document.

101.SCH	(3)	XBRL Taxonomy Extension Schema Document.

101.DEF	(3)	XBRL Taxonomy Extension Definition Link Document.

101.CAL	(3)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	(3)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	(3)	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)
Filed herewith.

(2)
Management contract or compensatory plan or arrangement.

(3)
Furnished herewith.