Form 10-Q
period 2014-04-05
Fossil Group, Inc.
filed 2014-05-15
CIK 883569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  April 5, 2014

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

The number of shares of the registrant’s common stock outstanding as of May 8, 2014: 53,517,965

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

FOSSIL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

IN THOUSANDS

	April 5, 2014	December 28, 2013

Assets
Current assets:
Cash and cash equivalents	$303,418	$320,479
Accounts receivable - net of allowances of $71,817 and $74,841, respectively	290,089	454,762
Inventories	601,862	570,719
Deferred income tax assets-net	46,596	46,986
Prepaid expenses and other current assets	124,432	86,516
Total current assets	1,366,397	1,479,462

Property, plant and equipment - net of accumulated depreciation of $331,297 and $314,787, respectively	356,755	355,666
Goodwill	206,665	206,954
Intangible and other assets-net	184,511	188,332
Total long-term assets	747,931	750,952
Total assets	$2,114,328	$2,230,414

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$144,411	$165,433
Short-term debt	13,600	13,443
Accrued expenses:
Compensation	61,253	80,573
Royalties	27,850	65,117
Co-op advertising	14,968	25,599
Transaction taxes	21,213	35,134
Other	78,163	79,860
Income taxes payable	28,827	26,747
Total current liabilities	390,285	491,906

Long-term income taxes payable	16,576	15,720
Deferred income tax liabilities	97,748	98,168
Long-term debt	528,345	494,711
Other long-term liabilities	56,163	54,542
Total long-term liabilities	698,832	663,141
Commitments and contingencies (Note 13)

Stockholders’ equity:
Common stock, 53,798 and 54,708 shares issued at April 5, 2014 and December 28, 2013, respectively	538	547
Additional paid-in capital	157,886	154,376
Retained earnings	826,865	877,063
Accumulated other comprehensive income	35,805	36,691
Total Fossil Group, Inc. stockholders’ equity	1,021,094	1,068,677
Noncontrolling interest	4,117	6,690
Total stockholders’ equity	1,025,211	1,075,367
Total liabilities and stockholders’ equity	$2,114,328	$2,230,414

See notes to the condensed consolidated financial statements.

FOSSIL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

UNAUDITED

IN THOUSANDS, EXCEPT PER SHARE DATA

	For the 14 Weeks Ended	For the 13 Weeks Ended
	April 5, 2014	March 30, 2013
Net sales	$776,544	$680,899
Cost of sales	333,324	302,428
Gross profit	443,220	378,471

Selling, general and administrative expenses	338,522	284,150

Operating income	104,698	94,321
Interest expense	3,706	1,231
Other (expense) income-net	(351)	9,784

Income before income taxes	100,641	102,874
Provision for income taxes	31,480	28,894

Net income	69,161	73,980
Less: Net income attributable to noncontrolling interest	2,818	1,794
Net income attributable to Fossil Group, Inc.	$66,343	$72,186

Other comprehensive (loss) income, net of taxes:
Currency translation adjustment	$(1,125)	$(19,837)
Securities available for sale-net change	0	(71)
Derivative instruments-net change	239	3,391
Total other comprehensive loss	(886)	(16,517)

Total comprehensive income	68,275	57,463
Less: Comprehensive income attributable to noncontrolling interest	2,818	1,794
Comprehensive income attributable to Fossil Group, Inc.	$65,457	$55,669

Earnings per share:
Basic	$1.23	$1.22
Diluted	$1.22	$1.21
Weighted average common shares outstanding:
Basic	54,125	59,393
Diluted	54,351	59,783

See notes to the condensed consolidated financial statements.

FOSSIL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

IN THOUSANDS

	For the 14 Weeks Ended	For the 13 Weeks Ended
	April 5, 2014	March 30, 2013
Operating Activities:
Net income	$69,161	$73,980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	23,377	18,758
Stock-based compensation	4,978	2,546
Decrease in allowance for returns-net of inventory in transit	(1,525)	(238)
(Gain) loss on disposal of assets	(31)	266
Impairment losses	282	0
Gain on equity method investment	0	(6,410)
Decrease in allowance for doubtful accounts	(1,063)	(4,202)
Excess tax benefits from stock-based compensation	(938)	(4,082)
Deferred income taxes and other	(440)	8,292

Changes in operating assets and liabilities:
Accounts receivable	167,760	99,403
Inventories	(32,002)	(11,507)
Prepaid expenses and other current assets	(38,439)	(14,721)
Accounts payable	(17,879)	(20,369)
Accrued expenses	(80,095)	(49,000)
Income taxes payable	3,829	(6,813)
Net cash provided by operating activities	96,975	85,903

Investing Activities:
Additions to property, plant and equipment	(21,505)	(19,485)
Increase in intangible and other assets	(2,162)	(723)
Net change in restricted cash	(3)	452
Business acquisitions-net of cash acquired	0	(15,165)
Net cash used in investing activities	(23,670)	(34,921)

Financing Activities:
Acquisition of common stock	(119,715)	(61,188)
Distribution of noncontrolling interest earnings and other	(5,391)	(4)
Excess tax benefits from stock-based compensation	938	4,082
Debt borrowings	196,200	218,098
Debt payments	(162,456)	(142,718)
Proceeds from exercise of stock options	759	1,991
Net cash (used in) provided by financing activities	(89,665)	20,261

Effect of exchange rate changes on cash and cash equivalents	(701)	(7,083)

Net (decrease) increase in cash and cash equivalents	(17,061)	64,160
Cash and cash equivalents:
Beginning of period	320,479	177,236
End of period	$303,418	$241,396

See notes to the condensed consolidated financial statements.

FOSSIL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1. FINANCIAL STATEMENT POLICIES

Basis of Presentation. The condensed consolidated financial statements include the accounts of Fossil Group, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”).

The Company’s fiscal year periodically results in a 53-week year instead of a normal 52-week year. The current fiscal year ending January 3, 2015 is a 53-week year, with the additional week being included in the first quarter. Accordingly, the information presented herein includes fourteen weeks of operations for the quarter ended April 5, 2014 (“First Quarter”) as compared to thirteen weeks included in the quarter ended March 30, 2013 (“Prior Year Quarter”). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of April 5, 2014, and the results of operations for the First Quarter and Prior Year Quarter. All adjustments are of a normal, recurring nature.

These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K filed by the Company pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the fiscal year ended December 28, 2013 (the “2013 Form 10-K”). Operating results for the First Quarter and Prior Year Quarter are not necessarily indicative of the results to be achieved for the full fiscal year.

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods reported. Actual results could differ from those estimates. The Company has not made any changes in its significant accounting policies from those disclosed in the 2013 Form 10-K.

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

Hedging Instruments.  The Company is exposed to certain market risks relating to foreign exchange rates and interest rates.  The Company actively monitors and attempts to manage these exposures using derivative instruments including foreign currency forward contracts and an interest rate swap.  The Company’s foreign subsidiaries periodically enter into foreign exchange forward contracts to hedge the future payment of intercompany inventory transactions denominated in U.S. dollars. If the Company was to settle its Euro, British Pound, Canadian Dollar, Japanese Yen, Australian Dollar, and Mexican Peso forward contracts as of April 5, 2014, the net result would have been a net loss of approximately $2.3 million, net of taxes. To help protect against adverse fluctuations in interest rates, the Company has entered into an interest rate swap agreement to effectively convert a portion of variable rate debt obligations from a floating rate to a fixed rate. To reduce exposure to changes in currency exchange rates adversely affecting the Company’s investment in a Euro-denominated subsidiary, the Company has entered into a forward contract designated as a net investment hedge.  The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

The Company applies the hedge accounting rules as required by Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). See “Note 10—Derivatives and Risk Management” for additional disclosures about the Company’s use of derivatives.

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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS (in thousands, except per share data):

	For the 14 Weeks Ended	For the 13 Weeks Ended
	April 5, 2014	March 30, 2013

Numerator:
Net income attributable to Fossil Group, Inc.	$66,343	$72,186

Denominator:
Basic EPS computations:
Basic weighted average common shares outstanding	54,125	59,393
Basic EPS	$1.23	$1.22

Diluted EPS computation:
Basic weighted average common shares outstanding	54,125	59,393
Stock options, stock appreciation rights and restricted stock units	226	390
Diluted weighted average common shares outstanding	54,351	59,783
Diluted EPS	$1.22	$1.21

Approximately 217,700 and 201,000 shares issuable under stock-based awards were not included in the diluted EPS calculation at the end of the First Quarter and Prior Year Quarter, respectively, because they were antidilutive.

Recently Adopted Accounting Standards. In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires, unless certain conditions exist, an unrecognized tax benefit to be presented as a reduction to a deferred tax asset in the financial statements for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The guidance in ASU 2013-11 was effective for the Company beginning fiscal year 2014 and did not have a material impact on the Company’s consolidated results of operations or financial position.

In March 2013, FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). ASU 2013-05 addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice.  The guidance in ASU 2013-05 was effective for the Company beginning fiscal year 2014 and did not have a material impact on the Company’s consolidated results of operations or financial position.

In December 2011, FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”), to address certain comparability issues between financial statements prepared in accordance with GAAP and those prepared in accordance with International Financial Reporting Standards. In January 2013, FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”), which clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11. ASU 2011-11 will require an entity to provide enhanced disclosures about certain financial instruments and derivatives, as defined in ASU 2013-01, to enable users to understand the effects of offsetting in the financial statements as well as the effects of master netting arrangements on an entity’s financial condition. The amendments in ASU 2011-11 and ASU 2013-01 became effective for the Company in fiscal year 2014 and did not have a material impact on the Company’s consolidated results of operations or financial position.

2. ACQUISITIONS, DIVESTITURE AND GOODWILL

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

In accordance with ASC 805, Business Combinations, the Company re-measured its preexisting investment in Fossil Spain to fair value as of January 1, 2013, resulting in a gain of $6.5 million, which was recorded in other (expense) income-net on the Company’s condensed consolidated statements of income and comprehensive income.  The results of Fossil Spain’s operations have been included in the Company’s condensed consolidated financial statements since January 1, 2013. The Company recorded approximately $10.6 million of goodwill related to the acquisition.

The purchase price for the shares has a fixed and variable component.  The fixed portion is based on 50% of the net book value of Fossil Spain as of December 31, 2012. The fixed portion was measured at 5.2 million Euros (approximately $6.8 million at the purchase date).  The Company recorded a contingent consideration liability of 5.9 million Euros (approximately $7.8 million at the purchase date) related to the variable portion of the purchase price as of January 1, 2013.  The variable portion will be determined based on Fossil Spain’s aggregated results of operations less dividends distributed by Fossil Spain to General De Relojeria with a minimum annual variable price of 2.0 million Euros (approximately $2.6 million at the purchase date) and a maximum annual variable price of 3.5 million Euros (approximately $4.6 million at the purchase date) for each of the calendar years 2013, 2014, and 2015. On December 19, 2013, Fossil Spain paid dividends relating to fiscal year 2012 of 1.8 million Euros (approximately $2.5 million at year end 2013) to General De Relojeria which reduced the fixed portion of the purchase price. See “Note 11 — Fair Value Measurements” for additional information about the contingent consideration liability for Fossil Spain.

Of the total consideration for Fossil Spain, 2.2 million Euros (approximately $3.0 million) relating to the contingent consideration for calendar year 2013 was recorded in accrued expenses — other, and 7.1 million Euros (approximately $9.7 million) of the total consideration was recorded in other long-term liabilities in the condensed consolidated balance sheets at April 5, 2014.

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

Goodwill is the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed.  The changes in the carrying amount of goodwill, which is not subject to amortization, were as follows (in thousands):

	North America Wholesale	Europe Wholesale	Asia Pacific Wholesale	Total
Balance at December 28, 2013	$118,147	$77,217	$11,590	$206,954
Foreign currency changes	(2)	(274)	(13)	(289)
Balance at April 5, 2014	$118,145	$76,943	$11,577	$206,665

3. INVENTORIES

Inventories consisted of the following (in thousands):

	April 5, 2014	December 28, 2013
Components and parts	$53,805	$56,275
Work-in-process	7,704	14,017
Finished goods	540,353	500,427
Inventories	$601,862	$570,719

4. WARRANTY RESERVE

The Company’s warranty liabilities are primarily related to watch products. The Company’s FOSSIL® watch products sold in the U.S. are covered by a limited warranty against defects in materials or workmanship for a period of 11 years from the date of purchase. RELIC® watch products sold in the U.S. are covered by a comparable 12 year warranty, while certain other watches sold by the Company are covered by a comparable two year limited warranty. SKAGEN® branded watches are covered by a lifetime warranty against defects due to faulty material or workmanship, subject to normal conditions of use.  The Company’s warranty liability is recorded using historical warranty repair expense and is recorded in accrued expenses-other in the condensed consolidated balance sheets.  As changes in warranty costs are experienced, the warranty accrual is adjusted as necessary. Warranty liability activity consisted of the following (in thousands):

	For the 14 Weeks Ended	For the 13 Weeks Ended
	April 5, 2014	March 30, 2013
Beginning balance	$15,658	$13,383
Settlements in cash or kind	(3,163)	(2,461)
Warranties issued and adjustments to preexisting warranties (1)	3,364	2,396
Liabilities assumed in acquisition	0	340
Ending balance	$15,859	$13,658

(1)         Changes in cost estimates related to preexisting warranties are aggregated with accruals for new standard warranties issued and foreign currency changes.

5.  INCOME TAXES

The Company’s income tax expense and related effective rate were as follows (in thousands, except percentage data):

	For the 14 Weeks Ended	For the 13 Weeks Ended
	April 5, 2014	March 30, 2013
Income tax expense	$31,480	$28,894
Income tax rate	31.3%	28.1%

The higher effective tax rate in the First Quarter was primarily due to discrete items in the Prior Year Quarter which included recognition of income tax benefits from the settlement of income tax audits of previous years.

As of April 5, 2014, the total amount of unrecognized tax benefits, excluding interest and penalties, was $15.2 million, of which $10.0 million would favorably impact the effective tax rate in future periods, if recognized. During the First Quarter, the U.S. Internal Revenue Service began its examination of the Company’s 2010-2012 federal income tax returns.  The Company is subject to examinations in various state and foreign jurisdictions for its 2006-2012 tax years, none of which the Company believes are individually significant. Audit outcomes and timing of audit settlements are subject to significant uncertainty.

The Company has classified uncertain tax positions as long-term income taxes payable, unless such amounts are expected to be paid within twelve months of the condensed consolidated balance sheet date. As of April 5, 2014, the Company had recorded $0.4 million of unrecognized tax benefits, excluding interest and penalties, for positions that could be settled within the next twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes receivable/payable, respectively. The total amount of accrued income tax-related interest and penalties included in the condensed consolidated balance sheets at April 5, 2014 was $1.4 million and $0.4 million, respectively. For the First Quarter, the Company accrued income tax-related interest expense of $0.2 million.

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

During the First Quarter, the Company effectively retired 1.0 million shares of common stock repurchased under its repurchase programs. The effective retirement of repurchased common stock decreased common stock by $10,000, additional paid-in capital by $0.8 million, retained earnings by $116.5 million and treasury stock by $117.3 million. At December 28, 2013 and April 5, 2014, all treasury stock had been effectively retired. As of April 5, 2014, the Company had $376.4 million of repurchase authorizations remaining under its combined repurchase plans.

The following table reflects the Company’s common stock repurchase activity for the period indicated (in millions):

			For the 14 Weeks Ended April 5, 2014		For the 13 Weeks Ended March 30, 2013
Fiscal Year Authorized	Dollar Value Authorized	Termination Date	Number of Shares Repurchased	Dollar Value Repurchased	Number of Shares Repurchased	Dollar Value Repurchased
2012	$1,000.0	December 2016	1.0	$117.3	0.2	$18.0
2010	$30.0	None	0.0	$0.0	0.0	$0.0
2010	$750.0	December 2013 (1)	0.0	$0.0	0.4	$38.6

(1)         In the Prior Year Quarter, the Company completed this repurchase plan.

Controlling and Noncontrolling Interest. The following tables summarize the changes in equity attributable to controlling and noncontrolling interest (in thousands):

	Fossil Group,
	Inc.		Total
	Stockholders’	Noncontrolling	Stockholders’
	Equity	Interest	Equity
Balance at December 28, 2013	$1,068,677	$6,690	$1,075,367
Net income	66,343	2,818	69,161
Currency translation adjustment	(1,125)	0	(1,125)
Derivative instruments - net change	239	0	239
Common stock issued upon exercise of stock options and stock appreciation rights	759	0	759
Tax benefit derived from stock-based compensation	938	0	938
Distribution of noncontrolling interest earnings and other	0	(5,391)	(5,391)
Acquisition of common stock	(119,715)	0	(119,715)
Stock-based compensation expense	4,978	0	4,978
Balance at April 5, 2014	$1,021,094	$4,117	$1,025,211

	Fossil Group,
	Inc.		Total
	Stockholders’	Noncontrolling	Stockholders’
	Equity	Interest	Equity
Balance at December 29, 2012	$1,233,535	$6,929	$1,240,464
Net income	72,186	1,794	73,980
Currency translation adjustment	(19,837)	0	(19,837)
Unrealized loss on securities available for sale	(71)	0	(71)
Forward contracts hedging intercompany foreign currency payments - change in fair values	3,391	0	3,391
Common stock issued upon exercise of stock options and stock appreciation rights	1,991	0	1,991
Tax benefit derived from stock-based compensation	4,082	0	4,082
Distribution of noncontrolling interest earnings	0	(4)	(4)
Acquisition of common stock	(61,188)	0	(61,188)
Stock-based compensation expense	2,546	0	2,546
Balance at March 30, 2013	$1,236,635	$8,719	$1,245,354

7. EMPLOYEE BENEFIT PLANS

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

The following table summarizes stock options and stock appreciation rights activity during the First Quarter:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
Stock Options and Stock Appreciation Rights	Shares	Exercise Price	Term (Years)	Value
	in thousands			in thousands
Outstanding at December 28, 2013	678	$76.15	6.2	$31,794
Granted	84	113.04
Exercised	(21)	36.01		1,758
Forfeited or expired	(3)	117.39
Outstanding at April 5, 2014	738	81.38	6.2	28,427
Exercisable at April 5, 2014	538	$68.86	5.7	$27,277

The aggregate intrinsic value shown in the table above is before income taxes and is based on (i) the exercise price for outstanding and exercisable options/rights at April 5, 2014 and (ii) the fair market value of the Company’s common stock on the exercise date for options/rights that were exercised during the First Quarter.

Stock Options and Stock Appreciation Rights Outstanding and Exercisable.  The following table summarizes information with respect to stock options and stock appreciation rights outstanding and exercisable at April 5, 2014:

Stock Options Outstanding				Stock Options Exercisable
			Weighted-
		Weighted-	Average		Weighted-
		Average	Remaining		Average
Range of	Number of	Exercise	Contractual	Number of	Exercise
Exercise Prices	Shares	Price	Term (Years)	Shares	Price
	in thousands			in thousands
$13.65 - $21.51	77	$15.34	4.2	77	$15.34
$21.51 - $34.59	60	29.39	2.8	60	29.39
$34.59 - $67.10	76	39.80	5.3	76	39.80
$67.10 - $116.88	111	80.91	7.0	107	80.76
$116.88 - $131.46	176	128.09	7.9	115	128.02
Total	500	$75.04	6.1	435	$67.50

Stock Appreciation Rights Outstanding				Stock Appreciation Rights Exercisable
			Weighted-
		Weighted-	Average		Weighted-
		Average	Remaining		Average
Range of	Number of	Exercise	Contractual	Number of	Exercise
Exercise Prices	Shares	Price	Term (Years)	Shares	Price
	in thousands			in thousands
$13.65 - $21.51	20	$13.65	3.0	20	$13.65
$21.51 - $34.59	6	30.71	2.0	6	30.71
$34.59 - $67.10	16	42.68	4.3	14	39.87
$67.10 - $116.88	155	104.10	7.2	36	87.68
$116.88 - $131.46	41	127.91	5.8	27	127.91
Total	238	$94.71	6.3	103	$74.60

Restricted Stock and Restricted Stock Units. The following table summarizes restricted stock and restricted stock unit activity during the First Quarter:

Restricted Stock and Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value
	in thousands

Nonvested at December 28, 2013	219	$99.27
Granted	133	113.10
Vested	(87)	86.20
Forfeited	(2)	103.26
Nonvested at April 5, 2014	263	$110.60

The total fair value of restricted stock and restricted stock units vested during the First Quarter was approximately $9.9 million.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table illustrates changes in the balances of each component of accumulated other comprehensive income, net of taxes (in thousands):

	For the 14 Weeks Ended April 5, 2014
	Currency Translation Adjustments	Forward Contracts	Interest Rate Swap	Net Investment Hedges	Pension Plan	Total
Beginning balance	$38,152	$(2,091)	$(106)	$0	$736	$36,691
Other comprehensive (loss) income before reclassifications, net of tax benefit of $288	(1,125)	(348)	(538)	162	0	(1,849)

Amounts reclassed from accumulated other comprehensive (loss) income, net of tax benefit of $597	0	(498)	(465)	0	0	(963)

Total other comprehensive (loss) income	(1,125)	150	(73)	162	0	(886)

Ending balance	$37,027	$(1,941)	$(179)	$162	$736	$35,805

	For the 13 Weeks Ended March 30, 2013
	Currency Translation Adjustments	Securities Available for Sale	Forward Contracts	Total
Beginning balance	$30,181	$(475)	$(946)	$28,760
Other comprehensive (loss) income before reclassifications, net of tax benefit of $3,474	(19,837)	(71)	3,345	(16,563)

Amounts reclassed from accumulated other comprehensive (loss) income, net of tax expense of $87	0	0	(46)	(46)

Total other comprehensive (loss) income	(19,837)	(71)	3,391	(16,517)

Ending balance	$10,344	$(546)	$2,445	$12,243

See “Note 10—Derivatives and Risk Management” for additional disclosures about the Company’s use of derivatives.

9. SEGMENT INFORMATION

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

The Company evaluates the performance of its reportable segments based on net sales and operating income. Net sales for geographic segments are generally based on the location of the customers. Operating income for each segment includes net sales to third-parties, related cost of sales and operating expenses directly attributable to the segment. General corporate expenses, including certain administrative, legal, accounting, technology support costs, equity compensation costs, payroll costs attributable to executive management and amounts related to intercompany eliminations are not allocated to the various segments. Intercompany sales of products between segments are referred to as intersegment items.  Intercompany profit attributable to the Company’s factory operations is included in the Asia Pacific wholesale and Europe wholesale segments in accordance with the geographic location of the factories.  These intercompany factory profits are eliminated in consolidation.

Summary information by operating segment was as follows (in thousands):

	For the 14 Weeks Ended		For the 13 Weeks Ended
	April 5, 2014		March 30, 2013
	Net Sales	Operating Income	Net Sales	Operating Income

North America wholesale:
External customers	$272,796	$52,879	$255,165	$60,408
Intersegment	48,191		45,946
Europe wholesale:
External customers	205,663	51,960	173,906	38,547
Intersegment	49,198		40,688
Asia Pacific wholesale:
External customers	103,560	31,120	86,776	27,550
Intersegment	244,147		202,196
Direct to consumer	194,525	16,286	165,052	7,112
Intersegment items	(341,536)		(288,830)
Corporate		(47,547)		(39,296)
Consolidated	$776,544	$104,698	$680,899	$94,321

The following tables reflect net sales for each class of similar products in the periods presented (in thousands, except percentage data):

	For the 14 Weeks Ended		For the 13 Weeks Ended
	April 5, 2014		March 30, 2013
	Net Sales	Percentage of Total	Net Sales	Percentage of Total

Watches	$601,388	77.5%	$513,017	75.3%
Leathers	99,722	12.8	102,788	15.1
Jewelry	56,518	7.3	42,314	6.2
Other	18,916	2.4	22,780	3.4
Total	$776,544	100.0%	$680,899	100.0%

10. DERIVATIVES AND RISK MANAGEMENT

Cash Flow Hedges.  The primary risks managed by using derivative instruments are the fluctuations in global currencies that will ultimately be used by non-U.S. dollar functional currency subsidiaries to settle future payments of intercompany inventory transactions denominated in U.S. dollars. Specifically, the Company projects future intercompany purchases by its non-U.S. dollar functional currency subsidiaries generally over a period of up to 18 months. The Company enters into foreign currency forward contracts (“forward contracts”) generally for up to 65% of the forecasted purchases to manage fluctuations in global currencies that will ultimately be used to settle such U.S. dollar denominated inventory purchases. Forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon settlement date and exchange rate. These forward contracts are designated as single cash flow hedges. Fluctuations in exchange rates will either increase or decrease the Company’s U.S. dollar equivalent cash flows from these intercompany inventory transactions, which will affect the Company’s U.S. dollar earnings. Gains or losses on the forward contracts are expected to offset these fluctuations to the extent the cash flows are hedged by the forward contracts

These forward contracts meet the criteria for hedge eligibility, which requires that they represent foreign-currency-denominated forecasted intra-entity transactions in which (i) the operating unit that has the foreign currency exposure is a party to the hedging instrument and (ii) the hedged transaction is denominated in a currency other than the hedging unit’s functional currency.

At the inception of each forward contract designated as a cash flow hedge the hedging relationship is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk. The Company assesses hedge effectiveness under the critical terms matched method at inception and at least quarterly throughout the life of the hedging relationship. If the critical terms (i.e., amounts, currencies and settlement dates) of the forward contract match the terms of the forecasted transaction, the Company concludes that the hedge is effective.

For a derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss), net of taxes and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.  Due to the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, the Company’s hedges resulted in no ineffectiveness in the condensed consolidated statements of income and comprehensive income, and there were no components excluded from the assessment of hedge effectiveness for the First Quarter and Prior Year Quarter.

All derivative instruments are recognized as either assets or liabilities at fair value in the condensed consolidated balance sheets. Derivatives designated as cash flow hedges are recorded at fair value at each balance sheet date and the change in fair value is recorded to accumulated other comprehensive income (loss) within the equity section of the Company’s condensed consolidated balance sheet until such derivative’s gains or losses become realized or the cash flow hedge relationship is terminated. If the cash flow hedge relationship is terminated, the derivative’s gains or losses that are recorded in accumulated other comprehensive income (loss) will be recognized in earnings when the hedged cash flows occur. However, for cash flow hedges that are terminated because the forecasted transaction is not expected to occur in the original specified time period, the derivative’s gains or losses are immediately recognized in earnings. There were no gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges in the First Quarter and Prior Year Quarter. Hedge accounting is discontinued if it is determined that the derivative is not highly effective. The Company records all forward contract hedge assets and liabilities on a gross basis as they do not meet the balance sheet netting criteria because the Company does not have master netting agreements established with the derivative counterparties that would allow for net settlement.

As of April 5, 2014, the Company had the following outstanding forward contracts that were entered into to hedge the future payments of intercompany inventory transactions (in millions):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Euro	176.5	U.S. Dollar	238.3
British Pound	21.0	U.S. Dollar	33.4
Canadian Dollar	30.5	U.S. Dollar	28.5
Japanese Yen	2,312.0	U.S. Dollar	23.4
Australian Dollar	13.2	U.S. Dollar	11.8
Mexican Peso	145.7	U.S. Dollar	11.0

The Company is also exposed to interest rate risk related to its $250 million U.S.-based term loan (“Term Loan”).  To manage the interest rate risk related to this loan, the Company entered into an interest rate swap agreement on July 26, 2013 with a term of approximately five years. The objective of this hedge is to offset the variability of future payments associated with interest rates on the Term Loan. The interest rate swap agreement hedges the 1-month London Interbank Offer Rate (“LIBOR”) based variable rate debt obligations under the Term Loan. Under the terms of the swap, the Company pays a fixed interest rate of 1.288% per annum to the swap counterparty, which will amortize over the remaining life of the Term Loan to coincide with the amortization of the underlying loan.  The Company will receive interest from the swap counterparty at a variable rate based on 1-month LIBOR. This hedge is designated as a cash flow hedge.

Net Investment Hedge.  The Company is also exposed to risk that adverse changes in exchange rates could impact its net investment in foreign operations. To manage this risk, during the First Quarter, the Company entered into a forward contract designated as a net investment hedge to reduce exposure to changes in currency exchange rates on €25.0 million of its total investment in a wholly-owned Euro-denominated foreign subsidiary. The hedge will be settled in June 2014. The effective portion of derivatives designated as net investment hedges are recorded at fair value at each balance sheet date and the change in fair value is recorded as a component of other comprehensive income (loss) in the Company’s condensed consolidated statements of income and comprehensive income.  The Company uses the hypothetical derivative method to access the ineffectiveness of its net investment hedge. Should any portion of the net investment hedge become ineffective, the ineffective portion will be reclassified to other (expense) income, net on the Company’s condensed consolidated statements of income and comprehensive income.  Gains and losses reported in accumulated other comprehensive income will not be reclassified into earnings until the Company’s underlying investment is liquidated or dissolved.

Non-designated Hedges.  The Company also periodically enters into forward contracts to manage exchange rate risks associated with certain non-inventory intercompany transactions and to which the Company does not elect hedge treatment. All of the Company’s outstanding forward contracts were designated as hedging instruments as of April 5, 2014 and December 28, 2013.  Changes in the fair value of derivatives not designated as hedging instruments are recognized in earnings when they occur.

The effective portion of gains and losses on derivative instruments that was recognized in other comprehensive income (loss), net of taxes during the First Quarter and Prior Year Quarter is set forth below (in thousands):

	For the 14 Weeks	For the 13 Weeks
Derivative Contracts	Ended	Ended
Under ASC 815	April 5, 2014	March 30, 2013
Cash flow hedges:
Foreign exchange forward contracts	$(348)	$3,345
Interest rate swap	(538)	0
Net investment hedge	162	0
Total (loss) gain recognized in other comprehensive loss, net of taxes	$(724)	$3,345

The following table illustrates the effective portion of gains and losses on derivative instruments recorded in other comprehensive loss, net of taxes during the term of the hedging relationship and reclassified into earnings, and gains and losses on derivatives not designated as hedging instruments recorded directly to earnings during the First Quarter and Prior Year Quarter (in thousands):

	Condensed
	Consolidated
	Statements of Income
	and Comprehensive		For the 14 Weeks	For the 13 Weeks
Derivative Contracts	Income		Ended	Ended
Under ASC 815	Location		April 5, 2014	March 30, 2013

Foreign exchange contracts designated as cash flow hedging instruments	Other (expense) income-net	Total loss reclassified from other comprehensive loss	$(498)	$(46)

Foreign exchange contracts not designated as hedging instruments	Other (expense) income-net	Total loss recognized in income	$(148)	$0

Interest rate swap designated as cash flow hedging instruments	Interest expense	Total loss reclassified from other comprehensive loss	$(465)	$0

The following table discloses the fair value amounts for the Company’s derivative instruments as separate asset and liability values, presents the fair value of derivative instruments on a gross basis, and identifies the line items in the condensed consolidated balance sheets in which the fair value amounts for these categories of derivative instruments are included (in thousands):

	Asset Derivatives				Liability Derivatives
	April 5, 2014		December 28, 2013		April 5, 2014		December 28, 2013
	Condensed		Condensed		Condensed		Condensed
	Consolidated		Consolidated		Consolidated		Consolidated
Derivative Contracts Under	Balance	Fair	Balance	Fair	Balance	Fair	Balance	Fair
ASC 815	Sheets Location	Value	Sheets Location	Value	Sheets Location	Value	Sheets Location	Value
Foreign exchange contracts designated as cash flow hedging instruments	Prepaid expenses and other current assets	$2,279	Prepaid expenses and other current assets	$3,289	Accrued expenses- other	$5,859	Accrued expenses- other	$7,651
Interest rate contracts designated as cash flow hedging instruments	Prepaid expenses and other current assets	0	Prepaid expenses and other current assets	0	Accrued expenses- other	2,617	Accrued expenses- other	2,783
Foreign exchange contracts designated as net investment hedges	Prepaid expenses and other current assets	255	Prepaid expenses and other current assets	0	Prepaid expenses and other current assets	0	Prepaid expenses and other current assets	0
Foreign exchange contracts designated as cash flow hedging instruments	Intangible and other assets- net	218	Intangible and other assets- net	219	Other long-term liabilities	185	Other long-term liabilities	563
Interest rate contracts designated as cash flow hedging instruments	Intangible and other assets- net	3,658	Intangible and other assets- net	4,307	Other long-term liabilities	1,322	Other long-term liabilities	1,693
Total		$6,410		$7,815		$9,983		$12,690

At the end of the First Quarter, the Company had forward contracts with maturities extending through September 2015. The estimated net amount of the existing gains or losses at April 5, 2014 that is expected to be reclassified into earnings within the next twelve months is a loss of $2.3 million. See “Note 1—Financial Statement Policies” for additional disclosures on foreign currency hedging instruments.

11. FAIR VALUE MEASUREMENTS

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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of April 5, 2014 (in thousands):

	Fair Value at April 5, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Forward contracts	$0	$2,752	$0	$2,752
Deferred compensation plan assets:
Investment in publicly traded mutual funds	2,424	0	0	2,424
Interest rate swap	0	3,658	0	3,658
Total	$2,424	$6,410	$0	$8,834
Liabilities:
Contingent consideration	$0	$0	$8,053	$8,053
Forward contracts	0	6,044	0	6,044
Interest rate swap	0	3,939	0	3,939
Total	$0	$9,983	$8,053	$18,036

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 28, 2013 (in thousands):

	Fair Value at December 28, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Forward contracts	$0	$3,508	$0	$3,508
Deferred compensation plan assets:
Investment in publicly traded mutual funds	2,360	0	0	2,360
Interest rate swap	0	4,307	0	4,307
Total	$2,360	$7,815	$0	$10,175
Liabilities:
Contingent consideration	$0	$0	$8,084	8,084
Forward contracts	0	8,214	0	8,214
Interest rate swap	0	4,476	0	4,476
Total	$0	$12,690	$8,084	$20,774

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

The Company has evaluated its short-term and long-term debt as of April 5, 2014 and December 28, 2013 and believes, based on the interest rates, related terms and maturities, that the fair values of such instruments approximated their carrying amounts. As of April 5, 2014 and December 28, 2013, the carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated their values due to the short-term maturities of these accounts.

The fair value of the contingent consideration liability related to Fossil Spain was determined using Level 3 inputs. See “Note 2 — Acquisitions, Divestiture and Goodwill” for additional disclosure about the acquisition. The contingent consideration is based on Fossil Spain’s forecasted earnings during the three year period from January 1, 2013 to December 31, 2015.  The contingent consideration for calendar years 2013 and 2014 will be paid each year, generally within thirty days of calculation of the amount. The contingent consideration for calendar year 2015 will be paid upon the execution of the purchase agreement in 2016. The fair value of the contingent consideration was determined using present value techniques with forecasted future cash flows for Fossil Spain as the significant unobservable input. Future revenue growth based on management’s projections for calendar years 2014 and 2015 ranges from 3% to 10%. Operating expenses are projected to be approximately 28% of revenues for calendar years 2014 and 2015. A discount rate of 19% was used to calculate the present value of the contingent consideration. An increase in future cash flows may result in a higher estimated fair value of the contingent consideration liability. Alternatively, a decrease in future cash flows may result in a lower estimated fair value of the contingent consideration liability. Future changes in the estimated fair value of the contingent consideration liability, if any, will be reflected in earnings.

The fair values of the interest rate swap asset and liability are determined using valuation models based on market observable inputs, including forward curves, mid-market price, foreign exchange spot or forward rates, and volatility levels. See “Note 10—Derivatives and Risk Management” for additional disclosures about the interest rate swap.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a nonrecurring basis as of April 5, 2014 (in thousands):

	For the 14 Weeks Ended	Fair Value Measurements Using			Total Impairment
	April 5, 2014	Level 1	Level 2	Level 3	Charge
Assets:
Specific Company-owned stores	$0	$0	$0	$0	$(282)

In accordance with the provisions of ASC 360, Property, Plant and Equipment, property, plant and equipment—net with a carrying amount of $0.3 million related to Company-owned retail store leasehold improvements and fixturing was fully impaired, resulting in an impairment charge of $0.3 million for the First Quarter.

The fair values of assets related to the Company-owned retail stores were determined using Level 3 inputs. If undiscounted cash flows estimated to be generated through the operation of Company-owned retail stores are less than the carrying value of the underlying assets, the assets are impaired. If it is determined that the assets are impaired, the fair value of the assets is calculated using future estimated discounted cash flows, and then an impairment loss is recorded for the amount by which the assets’ book value exceeds their fair value. Impairment expenses related to Company-owned retail stores are recorded in selling, general and administrative expense within the Direct to consumer segment.

12. INTANGIBLE AND OTHER ASSETS

The following table summarizes intangible and other assets (in thousands):

		April 5, 2014		December 28, 2013
	Useful	Gross	Accumulated	Gross	Accumulated
	Lives	Amount	Amortization	Amount	Amortization
Intangibles-subject to amortization:
Trademarks	10 yrs.	$4,175	$2,760	$4,175	$2,695
Customer lists	5-10 yrs.	43,301	15,028	43,367	14,065
Patents	3-20 yrs.	2,273	1,496	2,273	1,360
Noncompete agreement	6 yrs.	1,911	637	1,913	558
Other	7-20 yrs.	283	210	263	207
Total intangibles-subject to amortization		51,943	20,131	51,991	18,885
Intangibles-not subject to amortization:
Trade names		83,658		83,659
Other assets:
Key money deposits		35,979	17,871	35,535	17,038
Other deposits		23,563		22,574
Deferred compensation plan assets		2,424		2,360
Deferred tax asset-net		10,104		10,044
Restricted cash		753		752
Shop-in-shop		16,641	8,500	16,334	7,767
Interest rate swap		3,658		4,307
Other		2,290		4,466
Total other assets		95,412	26,371	96,372	24,805
Total intangible and other assets		$231,013	$46,502	$232,022	$43,690
Total intangible and other assets-net			$184,511		$188,332

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

Amortization expense for intangible assets was approximately $1.3 million for both the First Quarter and Prior Year Quarter. Estimated aggregate future amortization expense by fiscal year for intangible assets is as follows (in thousands):

Fiscal Year	Amortization Expense
2014 (remaining)	$3,887
2015	4,793
2016	4,654
2017	4,396
2018	4,030
2019	3,932

13. COMMITMENTS AND CONTINGENCIES

Litigation. The Company is occasionally subject to litigation or other legal proceedings in the normal course of its business. The Company does not believe that the outcome of any currently pending legal matters, individually or collectively, will have a material effect on the business or financial condition of the Company.

14. DEBT ACTIVITY

During the First Quarter, the Company made principal payments of $6.3 million under its Term Loan. During the First Quarter, the Company also had net borrowings of $40.0 million under its U.S. revolving line of credit (the “Revolver”) which was used primarily to fund common stock repurchases, capital expenditures and normal operating expenses. Amounts available under the Revolver are reduced by any amounts outstanding under standby letters of credit. As of April 5, 2014, the Company had available borrowings of approximately $458.9 million under the Revolver. Amounts available under the Revolver were favorably impacted by a $182.0 million international cash balance. The Company incurred approximately $0.9 million and $1.3 million of interest expense related to the Term Loan and Revolver, respectively, during the First Quarter. The Company was in compliance with all covenants in the Term Loan and Revolver as of April 5, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition and results of operations of Fossil Group, Inc. and its wholly and majority-owned subsidiaries for the fourteen week period ended April 5, 2014 (the “First Quarter”) as compared to the thirteen week period ended March 30, 2013 (the “Prior Year Quarter”). This discussion should be read in conjunction with the condensed consolidated financial statements and the related notes thereto.

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

Domestically, we sell our products through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, Company-owned retail and outlet stores, mass market stores, and through our FOSSIL® catalogs and website. Our wholesale customer base includes, among others, Dillard’s, JCPenney, Kohl’s, Macy’s, Neiman Marcus, Nordstrom, Saks Fifth Avenue, Target and Wal-Mart. In the United States, our network of Company-owned stores included 121 retail stores located in premier retail sites and 121 outlet stores located in major outlet malls as of April 5, 2014. In addition, we offer an extensive collection of our FOSSIL brand products on our website, www.fossil.com, as well as proprietary and licensed watch and jewelry brands through other managed and affiliate websites.

Internationally, our products are sold to department stores, specialty retail stores and specialty watch and jewelry stores in approximately 150 countries worldwide through 25 Company-owned foreign sales subsidiaries and through a network of over 60 independent distributors. Our products are offered on airlines and cruise ships and in international Company-owned retail stores.  Internationally, our network of Company-owned stores included 212 retail stores and 88 outlet stores in select international markets as of April 5, 2014. Our products are also sold through licensed and franchised FOSSIL retail stores, retail concessions operated by us and kiosks in certain international markets, as well as our websites in certain countries.

Our business is subject to economic cycles and retail industry conditions. Purchases of discretionary fashion accessories, such as our watches, handbags, sunglasses and other products, tend to decline during recessionary periods when disposable income is low and consumers are hesitant to use available credit. If economic conditions worsen or if the global or regional economies slip back into a recession, our revenues and earnings for fiscal year 2014 or beyond could be negatively impacted.

Our business is also subject to the risks inherent in global sourcing of supply. Certain key components in our products come from limited sources of supply, which exposes us to potential supply shortages that could disrupt the manufacture and sale of our products. Any interruption or delay in the supply of key components could significantly harm our ability to meet scheduled product deliveries to our customers and cause us to lose sales. Interruptions or delays in supply may be caused by a number of factors that are outside of our and our contract manufacturers’ control, such as natural disasters like the earthquake and tsunami in Japan in early fiscal year 2011.

Future sales and earnings growth are also contingent upon our ability to anticipate and respond to changing fashion trends and consumer preferences in a timely manner while continuing to develop innovative products in the respective markets in which we compete. As is typical with new products, market acceptance of new designs and products that we may introduce is subject to uncertainty. In addition, we generally make decisions regarding product designs several months in advance of the time when consumer acceptance can be measured. We believe our historical sales growth is the result of our ability to design innovative watch products that not only differentiate us from our competition but also continue to provide a solid value proposition to consumers across all of our brands.

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

For a more complete discussion of the risks facing our business, see “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

Results of Operations

Executive Summary. During the First Quarter, sales rose 14% as compared to the Prior Year Quarter with each of our geographic regions contributing to the sales increase and included an extra week as fiscal 2014 is a 53-week year as compared to a 52-week year for fiscal 2013.  Each of our core businesses experienced growth with our multi-brand global watch portfolio increasing 17% and our FOSSIL and SKAGEN® branded products growing 5% and 2%, respectively.  Growth in our multi-brand global watch portfolio was balanced with double-digit increases in all regions and with multiple brands posting gains.  Our FOSSIL brand growth was led by a double-digit increase in watches and modest growth in jewelry while sales in our leather category were relatively flat compared to the Prior Year Quarter.  Strong SKAGEN brand sales growth in Europe and Asia was partially offset by a decline in the Americas as a result of discontinuing business with certain customers that we consider inconsistent with our overall brand strategy.  Our Direct to Consumer business grew during the First Quarter as a result of store expansion as positive comparable store sales results in Europe and Asia were offset by a decline in North America, primarily as a result of traffic declines in the U.S. that were only partially offset by higher conversion rates.

Gross margin also expanded during the First Quarter primarily driven by the impact of a greater sales mix of higher margin products, improvements in freight and other costs, prior year acquisitions and a favorable regional distribution mix given the growth in international markets.  Partially offsetting these increases were the unfavorable impacts of increased promotional activity in outlet stores and reserves associated with leathers.  Our increases in gross margins were offset by our planned operating expense deleveraging as we continued to invest in initiatives to support long-term growth, resulting in a slight contraction in our operating margin.

During the First Quarter, we invested $117.3 million to repurchase 1.0 million shares of our common stock. Our financial performance combined with our repurchase activity resulted in earnings of $1.22 per diluted share.

Consolidated Net Sales.  Net sales increased $95.6 million or 14.0% for the First Quarter as compared to the Prior Year Quarter, representing sales growth in all of our business segments. Watch sales continued to deliver strong year-over-year growth with an increase of $88.4 million or 17.2%.  We believe that we continue to gain market share in the watch category as we maximize the potential for our brands with our global distribution infrastructure and design innovation.  Our jewelry product category also contributed favorably to the First Quarter net sales growth, increasing $14.2 million or 33.6%, with particular strength in our licensed portfolio.  Our leather business decreased $3.1 million or 3.0%, during the First Quarter and represents an area of opportunity for the business as we work towards elevating our assortments and brand presentation especially within U.S. department stores.  Net sales information by product category is summarized as follows (dollars in millions):

	For the 14 Weeks Ended		For the 13 Weeks Ended
	April 5, 2014		March 30, 2013		Growth (Decline)
		Percentage		Percentage
	Amounts	of Total	Amounts	of Total	Dollars	Percentage

Watches	$601.4	77.5%	$513.0	75.3%	$88.4	17.2%
Leathers	99.7	12.8	102.8	15.1	(3.1)	(3.0)
Jewelry	56.5	7.3	42.3	6.2	14.2	33.6
Other	18.9	2.4	22.8	3.4	(3.9)	(17.1)
Total net sales	$776.5	100.0%	$680.9	100.0%	$95.6	14.0%

As a multinational enterprise, we are exposed to changes in foreign currency exchange rates. The translation of the operations of our foreign-based entities from their local currencies into U.S. dollars is sensitive to changes in foreign currency exchange rates. In general, our overall financial results are affected positively by a weaker U.S. dollar and are affected negatively by a stronger U.S. dollar as compared to the foreign currencies in which we conduct our business. In the First Quarter, the translation of foreign-based net sales into U.S. dollars increased reported net sales by approximately $1.4 million including a favorable impact of $6.6 million in our Europe wholesale segment partially offset by unfavorable impacts of $3.8 million and $1.4 million in our Asia Pacific wholesale and North America wholesale businesses, respectively.

The following table sets forth consolidated net sales by segment (dollars in millions):

	For the 14 Weeks Ended		For the 13 Weeks Ended
	April 5, 2014		March 30, 2013		Growth
		Percentage		Percentage
	Amounts	of Total	Amounts	of Total	Dollars	Percentage
Wholesale:
North America	$272.8	35.1%	$255.2	37.5%	$17.6	6.9%
Europe	205.7	26.5	173.9	25.6	31.8	18.3
Asia Pacific	103.5	13.4	86.8	12.7	16.7	19.2
Total wholesale	582.0	75.0	515.9	75.8	66.1	12.8
Direct to consumer	194.5	25.0	165.0	24.2	29.5	17.9
Total net sales	$776.5	100.0%	$680.9	100.0%	$95.6	14.0%

North America Wholesale Net Sales.  North America wholesale net sales increased $17.6 million or 6.9% during the First Quarter in comparison to the Prior Year Quarter.  Our multi-brand watch portfolio led the growth, increasing $20.9 million or 10.5%, followed by our jewelry category, increasing $3.9 million or 50.8%.  Sales increased in the U.S. while Mexico and Canada both experienced sales decreases.  Sales growth in the U.S. was driven by boutiques, specialty accounts and off-price partners. The wholesale department store business was challenging as many of our U.S. department store partners remained highly promotional during the First Quarter, unfavorably impacting our business.  The First Quarter was also unfavorably impacted by a $4.9 million or 11.3%, sales decrease in our leather products as the leathers category remains highly competitive and promotional in the wholesale channel.

Europe Wholesale Net Sales.  Europe wholesale net sales increased $31.8 million or 18.3% ($25.2 million or 14.5% in constant currency) representing balanced growth across the region.  We experienced particularly strong sales growth in established markets such as the United Kingdom and France and in our distributor markets in the Middle East.  Germany also increased slightly despite the negative short-term impact of exiting doors that are not consistent with our overall regional brand strategy.  Italy experienced a modest sales decline in the First Quarter and continues to be our most challenging European market.  On a constant currency basis, product category sales growth was primarily driven by an increase of $23.1 million or 17.3%, in our watch category and jewelry contributed an increase of $4.8 million or 20.9%.  Our leathers business declined $2.7 million or 24.3% during the First Quarter.

Asia Pacific Wholesale Net Sales.  Asia Pacific wholesale net sales expanded by $16.7 million or 19.2% ($20.5 million or 23.7% in constant currency).  Our watch category made the greatest contribution, increasing $21.0 million or 26.7% partially offset by a $0.7 million or 14.6% decrease in leathers in constant currency.  The sales growth was across virtually all of our markets in the region with Japan, China, India and South Korea delivering the strongest performances.  At the end of the First Quarter, we operated 315 concession locations in Asia, with a net six new concessions opened during the First Quarter.  For the First Quarter, concession sales increased double-digits primarily as a result of new door growth.

Direct to Consumer Net Sales.  Direct to consumer net sales for the First Quarter increased by $29.5 million or 17.9%, in comparison to the Prior Year Quarter, primarily as a result of store expansion partially offset by comparable store sales decreases of 2.4%, based on a fourteen week calendar.  Positive comparable store sales results in Europe and Asia were offset by a decline in North America, primarily driven by the U.S. stores, as traffic declines were only partially offset by higher conversion rates.  The comparable store sales were also negatively impacted by the later timing of Easter in fiscal year 2014 as compared to the prior year.  Comparable store sales in jewelry increased in the First Quarter, while sales of watches and leathers declined based on a fourteen week comparison.

The following table sets forth the number of stores by concept on the dates indicated below:

	April 5, 2014			March 30, 2013
	North	Other		North	Other
	America	International	Total	America	International	Total
Full price accessory	111	160	271	106	153	259
Outlets	127	82	209	103	61	164
Clothing	30	2	32	31	2	33
Full priced multi-brand	6	24	30	4	17	21
Total stores	274	268	542	244	233	477

During the First Quarter, we opened eight new stores and closed nine stores. For fiscal year 2014, we anticipate opening a total of approximately 55 net new retail stores globally.

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

Gross Profit.  Gross profit increased by 17.1% to $443.2 million in the First Quarter compared to $378.5 million in the Prior Year Quarter as a result of increased sales and gross profit margin expansion.  Gross profit margin increased 150 basis points to 57.1% in the First Quarter compared to 55.6% in the Prior Year Quarter.  Gross profit margin expansion was primarily driven by the impact of a greater sales mix of higher margin products, improvements in freight and other costs, prior year acquisitions and a favorable regional distribution mix given the growth in international markets.  Partially offsetting these increases was the unfavorable impacts of increased promotional activity in outlet stores and reserves associated with leathers.

Selling, General and Administrative Expenses (“SG&A”). Total SG&A expenses in the First Quarter increased as planned by $54.4 million and, as a percentage of net sales, increased to 43.6% as compared to 41.7% in the Prior Year Quarter.  The translation of foreign-denominated expenses in the First Quarter increased SG&A expenses by approximately $1.5 million as a result of the weaker U.S. dollar.  SG&A expense increases were primarily attributable to continued investments in our retail store and concession expansion, infrastructure investments to support growth and global initiatives, higher advertising royalties and the additional week of operations incurred in the First Quarter.  Additionally, the Prior Year Quarter was favorably impacted by the acquisition of credit insurance which reduced SG&A expenses in the period.

Operating Income.  Operating income increased $10.4 million or 11.0%, in the First Quarter compared to the Prior Year Quarter.  As a percentage of net sales, operating income decreased to 13.5% in the First Quarter compared to 13.9% of net sales in the Prior Year Quarter.  During the First Quarter, the translation of foreign-based sales and expenses into U.S. dollars was neutral to consolidated operating income.  Operating income was favorably impacted by gross margin expansion in our Europe wholesale and North America wholesale businesses, partially offset by decreased gross margins in our Asia Pacific wholesale business, primarily a result of the currency impact of the weaker Japanese Yen and Australian Dollar.  The Europe wholesale gross margin was favorably impacted by the currency impact of a stronger Euro.  Excluding foreign currency, gross margin in all of our segments benefitted from an increase in sales mix to sales of higher margin watch and jewelry products.   As planned, operating income was negatively impacted by decreased SG&A expense leverage primarily in our North America wholesale, Corporate and Asia Pacific wholesale segments as we continued to make investments to support growth and global initiatives.  Furthermore, many of our infrastructure investments were made in the latter part of fiscal year 2013 and will negatively impact our SG&A expense leverage in fiscal year 2014 until they are anniversaried towards the end of the fiscal year.  Operating income was favorably impacted by SG&A expense leverage in our Europe wholesale segment primarily as a result of efforts to manage spending in our more established markets.  Operating income by segment is summarized as follows (dollars in millions):

	For the 14	For the 13
	Weeks Ended	Weeks Ended	Growth (Decline)
	April 5, 2014	March 30, 2013	Dollars	Percentage
Wholesale:
North America	$52.9	$60.4	$(7.5)	(12.4)%
Europe	52.0	38.5	13.5	35.1
Asia Pacific	31.1	27.6	3.5	12.7
Total wholesale	136.0	126.5	9.5	7.5
Direct to consumer	16.2	7.1	9.1	128.2
Corporate	(47.5)	(39.3)	(8.2)	20.9
Total operating income	$104.7	$94.3	$10.4	11.0%

Interest Expense.  Interest expense increased by $2.5 million during the First Quarter primarily as a result of increased debt levels in comparison to the Prior Year Quarter.

Other (Expense) Income-Net.  Other (expense) income-net changed unfavorably by $10.1 million in comparison to the Prior Year Quarter.  This decrease was primarily driven by a $6.4 million non-cash, mark-to-market valuation gain recognized in the Prior Year Quarter related to our right to acquire in 2015 the outstanding 50% of Fossil, S.L., our Spanish joint venture 50% owned by General De Relojeria, S.A.  Additionally, the First Quarter included net foreign currency losses resulting from mark-to-market hedging and other transactional activities as compared to net gains in the Prior Year Quarter.

Provision for Income Taxes.  Income tax expense for the First Quarter was $31.5 million, resulting in an effective income tax rate of 31.3%.  For the Prior Year Quarter, income tax expense was $28.9 million, resulting in an effective income tax rate of 28.1%.  The Prior Year Quarter was favorably impacted by discrete items which included the recognition of income tax benefits from the settlement of income tax audits of previous years.

Net Income Attributable to Fossil Group, Inc. First Quarter net income attributable to Fossil Group, Inc. decreased by 8.1% to $66.3 million, or $1.22 per diluted share, in comparison to $72.2 million, or $1.21 per diluted share, in the Prior Year Quarter which included an $0.11 benefit related to the acquisition of the Company’s Spanish joint venture.  The growth in diluted earnings per share resulted from operating income growth and a reduction in average shares outstanding, which more than offset the impact of a higher tax rate, increased interest expense and lower non-operating income.

Liquidity and Capital Resources

Historically, our business operations have not required substantial cash during the first several months of our fiscal year. Generally, starting in the third quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our quarterly cash requirements are also impacted by the number of new stores we open, other capital expenditures and strategic investments such as acquisitions and stock repurchases. Our cash and cash equivalents balance at the end of the First Quarter was $303.4 million, including $299.2 million held in banks outside the U.S., in comparison to cash and cash equivalents of $241.4 million at the end of the Prior Year Quarter and $320.5 million at the end of fiscal year 2013.

For the First Quarter, we generated operating cash flow of $97.0 million.  This operating cash flow combined with $33.7 million in net borrowings on our credit facilities was utilized to fund repurchases of our common stock of $119.7 million and capital expenditures of $21.5 million, primarily to support new and remodeled stores along with information technology and other system investments.  The increase in operating cash flows was largely due to a $167.8 million decrease in accounts receivable and $69.2 million in net income, partially offset by a net increase of $164.6 million in other working capital items.

Accounts receivable, net of allowances, increased by 6.3% to $290.1 million at the end of the First Quarter compared to $272.9 million at the end of the Prior Year Quarter, primarily as a result of increased wholesale sales.  Days sales outstanding for our wholesale segments for the First Quarter increased to 47 days compared to 46 days in the Prior Year Quarter.

Inventory at the end of the First Quarter was $601.9 million, representing an increase of 15.7% from the Prior Year Quarter inventory balance of $520.3 million.  Our inventory growth was primarily driven by investment in stronger inventory positions to ensure availability in our best-selling watch brands as well as higher levels of leathers inventory.

The following tables reflect our common stock repurchase activity under our repurchase programs for the periods indicated (in millions):

			For the 14 weeks Ended		For the 13 weeks Ended
			April 5, 2014		March 30, 2013
			Number of		Number of
Fiscal Year	Dollar Value		Shares	Dollar Value	Shares	Dollar Value
Authorized	Authorized	Termination Date	Repurchased	Repurchased	Repurchased	Repurchased
2012	$1,000.0	December 2016	1.0	$117.3	0.2	$18.0
2010	$30.0	None	0.0	$0.0	0.0	$0.0
2010	$750.0	December 2013(1)	0.0	$0.0	0.4	$38.6

(1)                                 In the Prior Year Quarter, we completed this repurchase plan.

We effectively retired 1.0 million shares of the common stock repurchased under our repurchase programs during the First Quarter. We account for the retirements by allocating the repurchase price, which is based upon the equity contribution associated with historical issuances, to common stock, additional paid-in capital and retained earnings. The effective retirement of common stock repurchased during the First Quarter decreased common stock by approximately $10,000, additional paid-in capital by $0.8 million, retained earnings by $116.5 million and treasury stock by $117.3 million. We effectively retired 0.6 million shares of our common stock during the Prior Year Quarter that were repurchased under our repurchase programs.  The effective retirement during the Prior Year Quarter of common stock repurchased decreased common stock by approximately $6,000, additional paid-in capital by $2.0 million, retained earnings by $54.6 million and treasury stock by $56.5 million. At December 28, 2013 and April 5, 2014, all treasury stock had been effectively retired. As of April 5, 2014, we had a total of $376.4 million of repurchase authorizations remaining under the $1.0 billion and $30.0 million repurchase plans.

At the end of the First Quarter, we had working capital of $976.1 million compared to working capital of $833.3 million at the end of the Prior Year Quarter.  Additionally, at the end of the First Quarter, we had approximately $13.6 million of outstanding short-term borrowings and $528.3 million in long-term debt.

On May 17, 2013, we entered into a five year Credit Agreement (the “Credit Agreement”) with (i) the lenders party thereto, (ii) Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, swingline lender and issuing lender, (iii) Bank of America, N.A. and JPMorgan Chase Bank, N.A., as syndication agents, (iv) HSBC Bank USA, National Association and Fifth Third Bank, as documentation agents, and (v) Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as joint lead arrangers and bookrunners.  The Credit Agreement provides for revolving credit loans in the amount of $750 million (the “Revolver”), a swingline subfacility up to $20 million, an up to $10 million subfacility for letters of credit, and a term loan in the amount of $250 million (the “Term Loan”). Amounts outstanding under the Revolver and Term Loan bear interest at our option of (i) the base rate (defined as the higher of (a) the prime rate publicly announced by Wells Fargo (3.25% at the end of the First Quarter), (b) the federal funds rate plus 0.5% and (c) the London Interbank Offer Rate (“LIBOR”) (0.15% at the end of the First Quarter) for an interest period of one month plus 1.0%) plus the base rate applicable margin (which varies based upon our consolidated leverage ratio (the “Ratio”) from 0.25% if the Ratio is less than 1.00 to 1.00, to 1.00% if the Ratio is greater than or equal to 2.00 to 1.00) or (ii) the LIBOR rate (defined as the quotient obtained by dividing (a) LIBOR by (b) 1.00 minus the Eurodollar reserve percentage) plus the LIBOR rate applicable margin (which varies based upon the Ratio from 1.25% if the Ratio is less than 1.00 to 1.00 to 2.00% if the Ratio is greater than or equal to 2.00 to 1.00). Amounts outstanding under the swingline subfacility under the Credit Agreement or upon any drawing under a letter of credit bear interest at the base rate plus the base rate applicable margin. Interest based upon the base rate is payable quarterly in arrears. Interest based upon the LIBOR rate is payable either monthly or quarterly in arrears, depending on the interest period selected by us.  The Revolver also contains a commitment fee, determined based upon the Ratio, which varies from 0.20%, if the Ratio is less than 1.00 to 1.00, to 0.35%, if the Ratio is greater than or equal to 2.00 to 1.00.

The Credit Agreement is guaranteed by all of our direct and indirect material domestic subsidiaries and secured by 65% of the total outstanding voting capital stock and 100% of the non-voting capital stock of Fossil Europe B.V., Fossil (East) Limited and Swiss Technology Holding GmbH, certain of our foreign subsidiaries, pursuant to a pledge agreement.

Financial covenants in the Credit Agreement require us to maintain (i) a consolidated total leverage ratio no greater than 2.50 to 1.00, (ii) a consolidated interest coverage ratio no less than 3.50 to 1.00, and (iii) maximum capital expenditures not in excess of (x) $200.0 million from the closing through the end of fiscal year 2014 and during fiscal year 2015 and (y) $250.0 million during each fiscal year thereafter, subject to certain adjustments.

During the First Quarter, we had an average outstanding balance of $243.6 million under the Term loan at a fixed rate of 1.288% per annum under our interest rate swap and repaid $6.3 million, and we borrowed $196.2 million under the Revolver at an average annual interest rate of 1.42% and repaid $156.2 million. As of April 5, 2014, we had $240.6 million and $290.0 million outstanding under the Term Loan and the Revolver, respectively. In addition, we had $1.1 million of outstanding standby letters of credit at April 5, 2014. Amounts available under the Revolver are reduced by any amounts outstanding under standby letters of credit. As of April 5, 2014, we had $458.9 million available for borrowing under the Revolver. Borrowings under the Revolver were mainly used to fund common stock repurchases, capital expenditures and normal operating expenses.

At April 5, 2014, we were in compliance with all debt covenants related to all of our credit facilities.

For the remainder of fiscal year 2014, we expect total capital expenditures to be in a range of $95 million to $100 million. These capital expenditures will be primarily related to global retail store expansion and renovation and investment in technological infrastructure. We believe that cash flows from operations combined with existing cash on hand and amounts available under the Revolver will be sufficient to fund our working capital needs, common stock repurchases and planned capital expenditures for the remainder of the current fiscal year.

Contractual Obligations

As of April 5, 2014, there were no material changes to our contractual obligations set forth in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

Off Balance Sheet Arrangements

As of April 5, 2014, there were no material changes to our off balance sheet arrangements as set forth in commitments and contingencies in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods reported. On an on-going basis, we evaluate our estimates and judgments, including those related to product returns, bad debt, inventories, long-lived asset impairment, impairment of goodwill and trade names, income taxes, warranty costs, hedge accounting, litigation reserves and stock-based compensation. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Our estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no changes to the critical accounting policies disclosed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

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

In addition to the factors listed above, our actual results may differ materially due to the other risks and uncertainties discussed in this Quarterly Report on Form 10-Q and the risks and uncertainties set forth in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013. Accordingly, readers of this Quarterly Report on Form 10-Q should consider these facts in evaluating the information and are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Item 3.                                  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rate Risk

As a multinational enterprise, we are exposed to changes in foreign currency exchange rates. Our most significant foreign currency risks relate to the Euro, and to a lesser extent, the British Pound, Canadian Dollar, Japanese Yen, Australian Dollar, and Mexican Peso as compared to the U.S. Dollar. Due to our vertical nature whereby a significant portion of goods are sourced from our owned facilities, the foreign currency risks relate primarily to the necessary current settlement of intercompany inventory transactions. We employ a variety of operating practices to manage these market risks relative to foreign currency exchange rate changes and, where deemed appropriate, utilize forward contracts. These operating practices include, among others, our ability to convert foreign currency into U.S. dollars at spot rates and to maintain U.S. dollar pricing relative to sales of our products to certain distributors located outside the U.S. The use of foreign exchange forward contracts allows us to offset exposure to rate fluctuations because the gains or losses incurred on the derivative instruments will offset, in whole or in part, losses or gains on the underlying foreign currency exposure.

We use derivative instruments only for risk management purposes and do not use them for speculation or for trading. There were no significant changes in how we managed foreign currency transactional exposure in the First Quarter and management does not anticipate any significant changes in such exposures or in the strategies we employ to manage such exposure in the near future.

The Company is exposed to risk that adverse changes in exchange rates could impact its net investment in foreign operations. To manage this risk, the Company entered into a net investment hedge to reduce exposure to changes in currency exchange rates on an investment in a wholly-owned international subsidiary that will be settled in June 2014.

As of April 5, 2014, we had the following outstanding forward contracts that were entered into to hedge the future payments of intercompany inventory transactions (in millions):

Functional Currency		Contract Currency
Type	Amount	Type	Amount	Expiration Date
Euro	176.5	U.S. Dollar	238.3	August 2015
British Pound	21.0	U.S. Dollar	33.4	September 2015
Canadian Dollar	30.5	U.S. Dollar	28.5	September 2015
Japanese Yen	2,312.0	U.S. Dollar	23.4	September 2015
Australian Dollar	13.2	U.S. Dollar	11.8	December 2014
Mexican Peso	145.7	U.S. Dollar	11.0	December 2014

If we were to settle our Euro, British Pound, Canadian Dollar, Japanese Yen, Australian Dollar, and Mexican Peso based forward contracts as of April 5, 2014, the net result would have been a net loss of approximately $2.3 million, net of taxes. As of April 5, 2014, a 10% unfavorable change in the U.S. dollar strengthening against foreign currencies to which we have balance sheet transactional exposures, would have decreased net pre-tax income by $10.8 million. The translation of the balance sheets of our foreign-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. As of April 5, 2014, a 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would have reduced consolidated stockholders’ equity by approximately $84.1 million. In our view, these hypothetical losses resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position, results of operations or cash flows.

Interest Rate Risk

We are subject to interest rate volatility with regard to existing and future debt borrowings. Effective July 26, 2013, we entered into an interest rate swap agreement with a term of approximately five years to manage our exposure to interest rate fluctuations on our Term Loan.  We will continue to evaluate our interest rate exposure and the use of our interest rate swap in future periods to mitigate our risk associated with adverse fluctuations in interest rates.

Based on our variable-rate debt outstanding as of April 5, 2014, excluding our $240.6 million Term Loan debt hedged with an interest rate swap agreement, a 100 basis point increase in interest rates would increase annual interest expense by approximately $2.6 million.

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

Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective at the reasonable assurance level as of April 5, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the First Quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On November 22, 2010, Romag Fasteners, Inc. filed suit in United States District Court for the District of Connecticut naming us, our subsidiary, Fossil Stores I, Inc., Macy’s, Inc. and Macy’s Retail Holdings, Inc. as defendants. The complaint, captioned Romag Fasteners, Inc. v. Fossil, Inc., Fossil Stores I, Inc., Macy’s, Inc. and Macy’s Retail Holdings, Inc., alleges purported violations of federal and state law for acts of patent infringement, trademark infringement, false designation of origin, and unfair competition. On June 9, 2011, Plaintiff added as additional defendants Dillard’s, Inc., Nordstrom, Inc., The Bon-Ton Stores, Inc., the Bon-Ton Department Stores, Inc., Belk, Inc., Zappos.com, Inc. and Zappos Retail, Inc. Among other remedies, the plaintiff seeks (i) damages and lost profits for patent infringement and that damages and lost profits be trebled, together with interest from the date of infringement; (ii) an award of statutory damages pursuant to 15 U.S.C. §1125(c); (iii) damages in an amount yet to be determined; (iv) an award of three times the amount of plaintiff’s damages or defendant’s profits, whichever is greater, under 15 U.S.C. §1117; (v) punitive damages; and (vi) costs and attorney fees. The jury trial concluded on April 3, 2014.  A bench trial was subsequently held regarding the equity portion of the suit.  Following the bench trial, the plaintiff applied to the court for an award of attorney fees and costs of approximately $3.8 million. Plaintiff seeks trademark and patent damages of approximately $0.2 million and future deterrence damages of approximately $9.1 million.  We are vigorously opposing such awards.  We are currently awaiting a ruling from the court on the damages award.

The ultimate liability with respect to these claims cannot be determined at this time; however, we do not expect this matter to have a material impact on our financial condition, operations or liquidity.

Item 1A. Risk Factors

There were no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows our common stock repurchases based on settlement date for the fiscal quarter ended April 5, 2014:

ISSUER PURCHASES OF EQUITY SECURITIES (1)

	Total Number	Average	Total Number of Shares	Approximate Dollar Value
	of Shares	Price Paid per	Purchased as Part of	of Shares that May Yet Be
Period	Purchased	Share	Publicly Announced Plan	Purchased Under the Plans
December 29, 2013 - February 1, 2014	533,434	$117.72	533,172	$430,974,092
February 2, 2014 - March 1, 2014	232,975	$116.10	232,975	$403,924,613
March 2, 2014 - April 5, 2014	248,372	$116.18	236,345	$376,427,601
Total	1,014,781		1,002,492

(1)                  During the First Quarter, 12,289 shares of repurchased common stock were acquired from grantees in connection with income tax withholding obligations arising from vesting of restricted stock grants.  These shares were not part of our publicly announced program to repurchase shares of common stock.

(2)                  On August 10, 2010, we announced a common stock repurchase program pursuant to which up to $30 million could be used to repurchase outstanding shares of our common stock. The $30 million repurchase program has no termination date.  On August 30, 2010, we announced a common stock repurchase program pursuant to which up to $750 million could be used to repurchase outstanding shares of our common stock. The $750 million repurchase program was completed during the Prior Year Quarter.  In December 2012, we announced a common stock repurchase program pursuant to which up to $1.0 billion could be used to repurchase outstanding shares of our common stock. The $1.0 billion repurchase program has a termination date in December 2016.  During the First Quarter, approximately 1.0 million shares of our common stock were repurchased pursuant to the $1.0 billion plan at a cost of $117.3 million.

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

3.3	Fourth Amended and Restated Bylaws of Fossil Group, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on May 28, 2013).

3.4	Amendment No. 1 to Fourth Amended and Restated Bylaws of Fossil Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 20, 2014).

31.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

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

101.INS(1)	XBRL Instance Document.

101.SCH(1)	XBRL Taxonomy Extension Schema Document.

101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)                  Filed herewith.

(2)                  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOSSIL GROUP, INC.

May 15, 2014	/S/ DENNIS R. SECOR
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

3.3	Fourth Amended and Restated Bylaws of Fossil Group, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on May 28, 2013).

3.4	Amendment No. 1 to Fourth Amended and Restated Bylaws of Fossil Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 20, 2014).

31.1(1)	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1(2)	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(2)	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(1)	XBRL Instance Document.

101.SCH(1)	XBRL Taxonomy Extension Schema Document.

101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)                  Filed herewith.

(2)                  Furnished herewith.