Form 10-Q
period 2014-07-05
Fossil Group, Inc.
filed 2014-08-13
CIK 883569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  July 5, 2014

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

The number of shares of the registrant’s common stock outstanding as of August 7, 2014: 52,908,759

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FOSSIL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

IN THOUSANDS

	July 5, 2014	December 28, 2013

Assets
Current assets:
Cash and cash equivalents	$272,642	$320,479
Accounts receivable - net of allowances of $67,764 and $74,841, respectively	304,621	454,762
Inventories	664,185	570,719
Deferred income tax assets-net	46,529	46,986
Prepaid expenses and other current assets	122,048	86,516
Total current assets	1,410,025	1,479,462

Property, plant and equipment - net of accumulated depreciation of $345,802 and $314,787, respectively	359,917	355,666
Goodwill	206,365	206,954
Intangible and other assets-net	184,279	188,332
Total long-term assets	750,561	750,952
Total assets	$2,160,586	$2,230,414

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$176,983	$165,433
Short-term debt	13,652	13,443
Accrued expenses:
Compensation	61,633	80,573
Royalties	39,123	65,117
Co-op advertising	15,543	25,599
Transaction taxes	25,229	35,134
Other	80,488	79,860
Income taxes payable	21,046	26,747
Total current liabilities	433,697	491,906

Long-term income taxes payable	17,750	15,720
Deferred income tax liabilities	97,437	98,168
Long-term debt	533,174	494,711
Other long-term liabilities	62,861	54,542
Total long-term liabilities	711,222	663,141
Commitments and contingencies (Note 13)

Stockholders’ equity:
Common stock, 53,193 and 54,708 shares issued and outstanding at July 5, 2014 and December 28, 2013, respectively	532	547
Additional paid-in capital	162,427	154,376
Retained earnings	812,824	877,063
Accumulated other comprehensive income	33,385	36,691
Total Fossil Group, Inc. stockholders’ equity	1,009,168	1,068,677
Noncontrolling interest	6,499	6,690
Total stockholders’ equity	1,015,667	1,075,367
Total liabilities and stockholders’ equity	$2,160,586	$2,230,414

See notes to the condensed consolidated financial statements.

FOSSIL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

UNAUDITED

IN THOUSANDS, EXCEPT PER SHARE DATA

	For the 13 Weeks Ended	For the 13 Weeks Ended	For the 27 Weeks Ended	For the 26 Weeks Ended
	July 5, 2014	June 29, 2013	July 5, 2014	June 29, 2013
Net sales	$773,820	$706,249	$1,550,365	$1,387,148
Cost of sales	329,218	297,348	662,542	599,776
Gross profit	444,602	408,901	887,823	787,372

Selling, general and administrative expenses	359,844	301,953	698,366	586,103

Operating income	84,758	106,948	189,457	201,269
Interest expense	3,887	1,749	7,593	2,979
Other income (expense)-net	(1,097)	(961)	(1,448)	8,823

Income before income taxes	79,774	104,238	180,416	207,113
Provision for income taxes	24,875	33,829	56,355	62,723

Net income	54,899	70,409	124,061	144,390
Less: Net income attributable to noncontrolling interest	2,382	2,696	5,201	4,490
Net income attributable to Fossil Group, Inc.	$52,517	$67,713	$118,860	$139,900

Other comprehensive income (loss), net of taxes:
Currency translation adjustment	$1,524	$2,984	$399	$(16,853)
Securities available for sale-net change	0	(12)	0	(83)
Derivative instruments-net change	(651)	1,599	(412)	4,990
Pension plan activity	(3,293)	0	(3,293)	0
Total other comprehensive income (loss)	(2,420)	4,571	(3,306)	(11,946)

Total comprehensive income	52,479	74,980	120,755	132,444
Less: Comprehensive income attributable to noncontrolling interest	2,382	2,696	5,201	4,490
Comprehensive income attributable to Fossil Group, Inc.	$50,097	$72,284	$115,554	$127,954

Earnings per share:
Basic	$0.98	$1.16	$2.21	$2.37
Diluted	$0.98	$1.15	$2.20	$2.36
Weighted average common shares outstanding:
Basic	53,494	58,600	53,821	58,997
Diluted	53,678	58,890	54,028	59,335

See notes to the condensed consolidated financial statements.

FOSSIL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

IN THOUSANDS

	For the 27 Weeks Ended	For the 26 Weeks Ended
	July 5, 2014	June 29, 2013
Operating Activities:
Net income	$124,061	$144,390
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	48,978	38,669
Stock-based compensation	9,637	6,968
Decrease in allowance for returns-net of inventory in transit	(3,685)	(4,581)
Loss (gain) on disposal of assets	423	(272)
Impairment losses	5,501	0
Gain on equity method investment	0	(6,510)
Decrease in allowance for doubtful accounts	(887)	(6,568)
Excess tax benefits from stock-based compensation	(950)	(6,204)
Deferred income taxes and other	(973)	7,035

Changes in operating assets and liabilities:
Accounts receivable	158,595	123,256
Inventories	(95,426)	(76,865)
Prepaid expenses and other current assets	(36,280)	(23,082)
Accounts payable	9,377	(839)
Accrued expenses	(60,033)	(33,315)
Income taxes payable	(2,842)	(3,380)
Net cash provided by operating activities	155,496	158,702

Investing Activities:
Additions to property, plant and equipment	(43,506)	(42,959)
Increase in intangible and other assets	(6,598)	(5,122)
Proceeds from the sale of property, plant, equipment and other	66	1,972
Net change in restricted cash	0	398
Business acquisitions-net of cash acquired	0	(14,896)
Net investment hedge settlement	410	0
Net cash used in investing activities	(49,628)	(60,607)

Financing Activities:
Acquisition of common stock	(187,158)	(231,870)
Distribution of noncontrolling interest earnings and other	(5,392)	(4,679)
Excess tax benefits from stock-based compensation	950	6,204
Debt borrowings	401,800	676,500
Debt payments	(363,694)	(411,748)
Proceeds from exercise of stock options	1,508	4,534
Net cash (used in) provided by financing activities	(151,986)	38,941

Effect of exchange rate changes on cash and cash equivalents	(1,719)	(964)

Net (decrease) increase in cash and cash equivalents	(47,837)	136,072
Cash and cash equivalents:
Beginning of period	320,479	177,236
End of period	$272,642	$313,308

See notes to the condensed consolidated financial statements.

FOSSIL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1. FINANCIAL STATEMENT POLICIES

Basis of Presentation. The condensed consolidated financial statements include the accounts of Fossil Group, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”).

The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of July 5, 2014, and the results of operations for the thirteen-week periods ended July 5, 2014 (“Second Quarter”) and June 29, 2013 (“Prior Year Quarter”), respectively, and the twenty-seven week period ended July 5, 2014 (“Year To Date Period”) and the twenty-six week period ended June 29, 2013 (“Prior Year YTD Period”). All adjustments are of a normal, recurring nature. The Company’s fiscal year periodically results in a 53-week year instead of a normal 52-week year. The current fiscal year ending January 3, 2015 is a 53-week year, with the additional week included in the first quarter of the fiscal year. Accordingly, the information presented herein includes twenty-seven weeks of operations for the Year To Date Period as compared to twenty-six weeks in the Prior Year YTD Period.

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

Hedging Instruments. The Company is exposed to certain market risks relating to foreign exchange rates and interest rates. The Company actively monitors and attempts to manage these exposures using derivative instruments including foreign currency forward contracts and an interest rate swap. The Company’s foreign subsidiaries periodically enter into foreign exchange forward contracts to hedge the future payment of intercompany inventory transactions denominated in U.S. dollars. If the Company was to settle its Euro, British Pound, Canadian Dollar, Japanese Yen, Australian Dollar, and Mexican Peso forward contracts as of July 5, 2014, the net result would have been a net loss of approximately $1.9 million, net of taxes. To help protect against adverse fluctuations in interest rates, the Company has entered into an interest rate swap agreement to effectively convert a portion of its variable rate debt obligations to a fixed rate. To reduce exposure to changes in currency exchange rates adversely affecting the Company’s investment in a Euro-denominated subsidiary, the Company entered into a forward contract designated as a net investment hedge that was settled during the Second Quarter. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS (in thousands, except per share data):

	For the 13 Weeks Ended	For the 13 Weeks Ended	For the 27 Weeks Ended	For the 26 Weeks Ended
	July 5, 2014	June 29, 2013	July 5, 2014	June 29, 2013

Numerator:
Net income attributable to Fossil Group, Inc.	$52,517	$67,713	$118,860	$139,900

Denominator:
Basic EPS computation:
Basic weighted average common shares outstanding	53,494	58,600	53,821	58,997
Basic EPS	$0.98	$1.16	$2.21	$2.37

Diluted EPS computation:
Basic weighted average common shares outstanding	53,494	58,600	53,821	58,997
Stock options, stock appreciation rights and restricted stock units	184	290	207	338
Diluted weighted average common shares outstanding	53,678	58,890	54,028	59,335
Diluted EPS	$0.98	$1.15	$2.20	$2.36

Approximately 322,000, 295,000, 273,000 and 273,000 shares issuable under stock-based awards were not included in the diluted EPS calculation at the end of the Second Quarter, Year To Date Period, Prior Year Quarter, and Prior Year YTD Period, respectively, because they were antidilutive.

Recently Issued Accounting Standards. In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 requires that a performance target, that affects vesting and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. The Company is evaluating the effect of adopting ASU 2014-12, but does not expect adoption will have a material impact on the Company’s consolidated results of operations or financial position.

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 provides alternative methods of retrospective adoption and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. The Company is evaluating the effect of adopting ASU 2014-09, but does not expect adoption will have a material impact on the Company’s consolidated results of operations or financial position.

In April 2014, FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). Under ASU 2014-08, only disposals of a component of an entity, or a group of components of an entity, that represent a strategic shift that has (or will have) a major effect on the entity’s results and operations would qualify as discontinued operations. ASU 2014-08 also provides guidance on the financial statement presentations and disclosures of discontinued operations. ASU 2014-08 is effective prospectively for all disposals, or components classified as held for sale, for fiscal years, and interim periods within those years, beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been previously reported. The Company is evaluating the effect of adopting ASU 2014-08, but does not expect adoption will have a material impact on the Company’s consolidated results of operations or financial position.

Recently Adopted Accounting Standards. In July 2013, FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires, unless certain conditions exist, an unrecognized tax benefit to be presented as a reduction to a deferred tax asset in the financial statements for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The guidance in ASU 2013-11 was effective for the Company beginning fiscal year 2014 and did not have a material impact on the Company’s consolidated results of operations or financial position.

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

In December 2011, FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”), to address certain comparability issues between financial statements prepared in accordance with GAAP and those prepared in accordance with International Financial Reporting Standards. In January 2013, FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”), which clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11. ASU 2011-11 requires an entity to provide enhanced disclosures about certain financial instruments and derivatives, as defined in ASU 2013-01, to enable users to understand the effects of offsetting in the financial statements as well as the effects of master netting arrangements on an entity’s financial condition. The amendments in ASU 2011-11 and ASU 2013-01 became effective for the Company in fiscal year 2014 and did not have a material impact on the Company’s consolidated results of operations or financial position.

2. ACQUISITIONS AND GOODWILL

Fossil Spain Acquisition. On August 10, 2012, the Company’s joint venture company, Fossil, S.L. (“Fossil Spain”), entered into a Framework Agreement (the “Framework Agreement”) with several related and unrelated parties, including General De Relojeria, S.A. (“General De Relojeria”), the Company’s joint venture partner. Pursuant to the Framework Agreement, Fossil Spain was granted the right to acquire the outstanding 50% of its shares owned by General De Relojeria upon the expiration of the joint venture agreement on December 31, 2015. Upon the acquisition of these shares, Fossil Spain will become a wholly-owned subsidiary of the Company.

Effective January 1, 2013, pursuant to the Framework Agreement, the Company assumed control over the board of directors and the day-to-day management of Fossil Spain. As a result of this change, the Company now controls Fossil Spain and began consolidating it in accordance with ASC 810, Consolidation, instead of treating it as an equity method investment.

In accordance with ASC 805, Business Combinations, the Company re-measured its preexisting investment in Fossil Spain to fair value as of January 1, 2013, resulting in a gain of $6.5 million, which was recorded in other income (expense)-net on the Company’s condensed consolidated statements of income and comprehensive income. The results of Fossil Spain’s operations have been included in the Company’s condensed consolidated financial statements since January 1, 2013. The Company recorded approximately $10.6 million of goodwill related to the acquisition.

The purchase price for the shares has a fixed and variable component. The fixed portion is based on 50% of the net book value of Fossil Spain as of December 31, 2012. The fixed portion was measured at 5.2 million Euros (approximately $6.8 million at the purchase date). The Company recorded a contingent consideration liability of 5.9 million Euros (approximately $7.8 million at the purchase date) related to the variable portion of the purchase price as of January 1, 2013. The variable portion will be determined based on Fossil Spain’s aggregated results of operations with a minimum annual variable price of 2.0 million Euros (approximately $2.6 million at the purchase date) and a maximum annual variable price of 3.5 million Euros (approximately $4.6 million at the purchase date) for each of the calendar years 2013, 2014, and 2015. On December 19, 2013, Fossil Spain paid cash of 1.8 million Euros (approximately $2.5 million at year end 2013) to General De Relojeria which reduced the fixed portion of the purchase price. See “Note 11 — Fair Value Measurements” for additional information about the contingent consideration liability for Fossil Spain.

Of the total consideration for Fossil Spain, 2.2 million Euros (approximately $3.0 million) relating to the contingent consideration for calendar year 2013 was recorded in accrued expenses — other, and 9.0 million Euros (approximately $12.2 million) of the total consideration was recorded in other long-term liabilities in the condensed consolidated balance sheets at July 5, 2014.

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

Goodwill is the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. The changes in the carrying amount of goodwill, which is not subject to amortization, were as follows (in thousands):

	North America Wholesale	Europe Wholesale	Asia Pacific Wholesale	Total
Balance at December 28, 2013	$118,147	$77,217	$11,590	$206,954
Foreign currency changes	15	(615)	11	(589)
Balance at July 5, 2014	$118,162	$76,602	$11,601	$206,365

3. INVENTORIES

Inventories consisted of the following (in thousands):

	July 5, 2014	December 28, 2013
Components and parts	$60,740	$56,275
Work-in-process	14,897	14,017
Finished goods	588,548	500,427
Inventories	$664,185	$570,719

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

	For the 27 Weeks Ended	For the 26 Weeks Ended
	July 5, 2014	June 29, 2013
Beginning balance	$15,658	$13,383
Settlements in cash or kind	(5,576)	(4,715)
Warranties issued and adjustments to preexisting warranties (1)	5,925	4,906
Liabilities assumed in acquisition	0	340
Ending balance	$16,007	$13,914

(1) Changes in cost estimates related to preexisting warranties are aggregated with accruals for new standard warranties issued and foreign currency changes.

5. INCOME TAXES

The Company’s income tax expense and related effective rate were as follows (in thousands, except percentage data):

	For the 13 Weeks Ended	For the 13 Weeks Ended	For the 27 Weeks Ended	For the 26 Weeks Ended
	July 5, 2014	June 29, 2013	July 5, 2014	June 29, 2013
Income tax expense	$24,875	$33,829	$56,355	$62,723
Income tax rate	31.2%	32.5%	31.2%	30.3%

The lower effective tax rate in the Second Quarter, as compared to the Prior Year Quarter, was primarily attributable to a change in the Company’s geographical earnings mix. The higher effective tax rate for the Year To Date Period, as compared to the Prior Year YTD period, was due to the recognition of income tax benefits in the Prior Year YTD Period from the settlement of income tax audits.

As of July 5, 2014, the total amount of unrecognized tax benefits, excluding interest and penalties, was $16.7 million, of which $11.2 million would favorably impact the effective tax rate in future periods, if recognized. During the first quarter of fiscal 2014, the U.S. Internal Revenue Service began its examination of the Company’s 2010-2012 federal income tax returns. The Company is subject to examinations in various state and foreign jurisdictions for its 2007-2013 tax years, none of which the Company believes are significant individually or in the aggregate. Audit outcomes and timing of audit settlements are subject to significant uncertainty.

The Company has classified uncertain tax positions as long-term income taxes payable, unless such amounts are expected to be paid within twelve months of the condensed consolidated balance sheet date. As of July 5, 2014, the Company had recorded $0.9 million of unrecognized tax benefits, excluding interest and penalties, for positions that could be settled within the next twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes receivable/payable, respectively. The total amount of accrued income tax-related interest and penalties included in the condensed consolidated balance sheets at July 5, 2014 was $1.6 million and $0.4 million, respectively. For the Second Quarter and Year To Date Period, the Company accrued income tax-related interest expense of $0.2 million and $0.4 million, respectively.

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

During the Year To Date Period, the Company effectively retired 1.6 million shares of common stock repurchased under its repurchase programs. The effective retirement of repurchased common stock decreased common stock by approximately $16,300, additional paid-in capital by $1.5 million, retained earnings by $183.1 million and treasury stock by $184.6 million. At December 28, 2013 and July 5, 2014, all treasury stock had been effectively retired. As of July 5, 2014, the Company had $309.1 million of repurchase authorizations remaining under its combined repurchase plans.

The following tables reflect the Company’s common stock repurchase activity for the periods indicated (in millions):

			For the 13 Weeks Ended July 5, 2014		For the 13 Weeks Ended June 29, 2013
Fiscal Year Authorized	Dollar Value Authorized	Termination Date	Number of Shares Repurchased	Dollar Value Repurchased	Number of Shares Repurchased	Dollar Value Repurchased
2012	$1,000.0	December 2016	0.6	$67.3	1.7	$169.2
2010	$30.0	None	0.0	$0.0	0.0	$0.0

			For the 27 Weeks Ended July 5, 2014		For the 26 Weeks Ended June 29, 2013
Fiscal Year Authorized	Dollar Value Authorized	Termination Date	Number of Shares Repurchased	Dollar Value Repurchased	Number of Shares Repurchased	Dollar Value Repurchased
2012	$1,000.0	December 2016	1.6	$184.6	1.8	$187.2
2010	$30.0	None	0.0	$0.0	0.0	$0.0
2010	$750.0	December 2013(1)	0.0	$0.0	0.4	$38.6

(1)         In the first quarter of fiscal year 2013, the Company completed this repurchase plan.

Controlling and Noncontrolling Interest. The following tables summarize the changes in equity attributable to controlling and noncontrolling interest (in thousands):

	Fossil Group, Inc.		Total
	Stockholders’	Noncontrolling	Stockholders’
	Equity	Interest	Equity
Balance at December 28, 2013	$1,068,677	$6,690	$1,075,367
Net income	118,860	5,201	124,061
Currency translation adjustment	399	0	399
Derivative instruments - net change	(412)	0	(412)
Common stock issued upon exercise of stock options and stock appreciation rights	1,508	0	1,508
Tax benefit derived from stock-based compensation	950	0	950
Distribution of noncontrolling interest earnings and other	0	(5,392)	(5,392)
Pension plan activity	(3,293)	0	(3,293)
Acquisition of common stock	(187,158)	0	(187,158)
Stock-based compensation expense	9,637	0	9,637
Balance at July 5, 2014	$1,009,168	$6,499	$1,015,667

	Fossil Group, Inc.		Total
	Stockholders’	Noncontrolling	Stockholders’
	Equity	Interest	Equity
Balance at December 29, 2012	$1,233,535	$6,929	$1,240,464
Net income	139,900	4,490	144,390
Currency translation adjustments	(16,853)	0	(16,853)
Unrealized loss on securities available for sale	(83)	0	(83)
Derivative instruments - net change	4,990	0	4,990
Common stock issued upon exercise of stock options and stock appreciation rights	4,534	0	4,534
Tax benefit derived from stock-based compensation	6,204	0	6,204
Distribution of noncontrolling interest earnings	0	(4,679)	(4,679)
Acquisition of common stock	(231,870)	0	(231,870)
Stock-based compensation expense	6,968	0	6,968
Balance at June 29, 2013	$1,147,325	$6,740	$1,154,065

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

The following table summarizes stock options and stock appreciation rights activity during the Second Quarter:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
Stock Options and Stock Appreciation Rights	Shares	Exercise Price	Term (Years)	Value
	in thousands			in thousands
Outstanding at April 5, 2014	738	$81.38	6.2	$28,427
Granted	2	106.89
Exercised	(16)	51.13		839
Forfeited or expired	(8)	117.23
Outstanding at July 5, 2014	716	81.66	5.9	23,041
Exercisable at July 5, 2014	524	$69.43	5.4	$22,606

The aggregate intrinsic value shown in the table above is before income taxes and is based on (i) the exercise price for outstanding and exercisable options/rights at July 5, 2014 and (ii) the fair market value of the Company’s common stock on the exercise date for options/rights that were exercised during the Second Quarter.

Stock Options and Stock Appreciation Rights Outstanding and Exercisable. The following table summarizes information with respect to stock options and stock appreciation rights outstanding and exercisable at July 5, 2014:

Stock Options Outstanding				Stock Options Exercisable
			Weighted-
		Weighted-	Average		Weighted-
		Average	Remaining		Average
Range of	Number of	Exercise	Contractual	Number of	Exercise
Exercise Prices	Shares	Price	Term (Years)	Shares	Price
	in thousands			in thousands
$13.65 - $21.51	73	$15.39	4.0	73	$15.39
$21.55 - $34.59	59	29.41	2.6	59	29.41
$35.78 - $67.10	72	39.89	5.0	72	39.89
$69.53 - $106.07	105	80.89	6.8	101	80.77
$106.08 - $131.46	172	128.09	7.6	115	128.09
Total	481	$75.21	5.9	420	$67.99

Stock Appreciation Rights Outstanding				Stock Appreciation Rights Exercisable
			Weighted-
		Weighted-	Average		Weighted-
		Average	Remaining		Average
Range of	Number of	Exercise	Contractual	Number of	Exercise
Exercise Prices	Shares	Price	Term (Years)	Shares	Price
	in thousands			in thousands
$13.65 - $21.51	19	$13.65	2.7	19	$13.65
$21.55 - $34.59	6	30.71	1.7	6	30.71
$35.78 - $67.10	16	42.68	4.1	14	39.87
$69.53 - $106.07	44	85.96	5.4	30	83.76
$106.08 - $131.46	150	115.96	6.9	35	123.48
Total	235	$94.88	6.0	104	$75.27

Restricted Stock and Restricted Stock Units. The following table summarizes restricted stock and restricted stock unit activity during the Second Quarter:

Restricted Stock and Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value
	in thousands

Nonvested at April 5, 2014	263	$110.60
Granted	17	102.80
Vested	(14)	107.67
Forfeited	(7)	109.24
Nonvested at July 5, 2014	259	$110.26

The total fair value of restricted stock and restricted stock units vested during the Second Quarter was approximately $1.4 million.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table illustrates changes in the balances of each component of accumulated other comprehensive income, net of taxes (in thousands):

	For the 13 Weeks Ended July 5, 2014
	Currency Translation Adjustments	Forward Contracts	Interest Rate Swap	Net Investment Hedges	Pension Plan	Total
Beginning balance	$37,027	$(1,941)	$(179)	$162	$736	$35,805
Other comprehensive income (loss) before reclassifications	1,524	(1,834)	(912)	155	(2,946)	(4,013)

Tax (expense) benefit	0	195	333	(60)	(347)	121

Amounts reclassed from accumulated other comprehensive income	0	(1,570)	(691)	0	0	(2,261)

Tax (expense) benefit	0	537	252	0	0	789

Total other comprehensive income (loss)	1,524	(606)	(140)	95	(3,293)	(2,420)

Ending balance	$38,551	$(2,547)	$(319)	$257	$(2,557)	$33,385

	For the 13 Weeks Ended June 29, 2013
	Currency Translation Adjustments	Securities Available for Sale	Forward Contracts	Total
Beginning balance	$10,344	$(546)	$2,445	$12,243
Other comprehensive income (loss) before reclassifications	2,984	(12)	2,774	5,746

Tax (expense) benefit	0	0	(332)	(332)

Amounts reclassed from accumulated other comprehensive income	0	0	1,348	1,348

Tax (expense) benefit	0	0	(505)	(505)

Total other comprehensive income (loss)	2,984	(12)	1,599	4,571

Ending balance	$13,328	$(558)	$4,044	$16,814

	For the 27 Weeks Ended July 5, 2014
	Currency Translation Adjustments	Forward Contracts	Interest Rate Swap	Net Investment Hedges	Pension Plan	Total
Beginning balance	$38,152	$(2,091)	$(106)	$0	$736	$36,691
Other comprehensive income (loss) before reclassifications	399	(2,100)	(1,760)	410	(2,946)	(5,997)

Tax (expense) benefit	0	113	643	(153)	(347)	256

Amounts reclassed from accumulated other comprehensive income	0	(2,399)	(1,424)	0	0	(3,823)

Tax (expense) benefit	0	868	520	0	0	1,388

Total other comprehensive income (loss)	399	(456)	(213)	257	(3,293)	(3,306)

Ending balance	$38,551	$(2,547)	$(319)	$257	$(2,557)	$33,385

	For the 26 Weeks Ended June 29, 2013
	Currency Translation Adjustments	Securities Available for Sale	Forward Contracts	Total
Beginning balance	$30,181	$(475)	$(946)	$28,760
Other comprehensive income (loss) before reclassifications	(16,853)	(83)	9,594	(7,342)

Tax (expense) benefit	0	0	(3,806)	(3,806)

Amounts reclassed from accumulated other comprehensive income	0	0	1,390	1,390

Tax (expense) benefit	0	0	(592)	(592)

Total other comprehensive income (loss)	(16,853)	(83)	4,990	(11,946)

Ending balance	$13,328	$(558)	$4,044	$16,814

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

Summary information by operating segment was as follows (in thousands):

	For the 13 Weeks Ended		For the 13 Weeks Ended
	July 5, 2014		June 29, 2013
	Net Sales	Operating Income	Net Sales	Operating Income

North America wholesale:
External customers	$265,223	$50,912	$260,692	$66,321
Intersegment	42,778		49,016
Europe wholesale:
External customers	202,377	43,762	170,759	36,451
Intersegment	50,392		38,713
Asia Pacific wholesale:
External customers	105,731	31,508	96,187	30,473
Intersegment	252,137		252,894
Direct to consumer	200,489	9,746	178,611	16,105
Intersegment items	(345,307)		(340,623)
Corporate		(51,170)		(42,402)
Consolidated	$773,820	$84,758	$706,249	$106,948

	For the 27 Weeks Ended		For the 26 Weeks Ended
	July 5, 2014		June 29, 2013
	Net Sales	Operating Income	Net Sales	Operating Income

North America wholesale:
External customers	$538,019	$103,791	$515,858	$126,729
Intersegment	90,969		94,962
Europe wholesale:
External customers	408,041	95,722	344,663	74,998
Intersegment	99,590		79,401
Asia Pacific wholesale:
External customers	209,291	62,628	182,963	58,023
Intersegment	496,284		455,090
Direct to consumer	395,014	26,032	343,664	23,217
Intersegment items	(686,843)		(629,453)
Corporate		(98,716)		(81,698)
Consolidated	$1,550,365	$189,457	$1,387,148	$201,269

The following tables reflect net sales for each class of similar products in the periods presented (in thousands, except percentage data):

	For the 13 Weeks Ended July 5, 2014		For the 13 Weeks Ended June 29, 2013
	Net Sales	Percentage of Total	Net Sales	Percentage of Total

Watches	$611,208	79.0%	$547,225	77.5%
Leathers	87,325	11.3	91,748	13.0
Jewelry	56,183	7.2	47,042	6.7
Other	19,104	2.5	20,234	2.8
Total	$773,820	100.0%	$706,249	100.0%

	For the 27 Weeks Ended July 5, 2014		For the 26 Weeks Ended June 29, 2013
	Net Sales	Percentage of Total	Net Sales	Percentage of Total

Watches	$1,212,596	78.2%	$1,060,242	76.4%
Leathers	187,047	12.1	194,536	14.0
Jewelry	112,701	7.3	89,356	6.5
Other	38,021	2.4	43,014	3.1
Total	$1,550,365	100.0%	$1,387,148	100.0%

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

For a derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss), net of taxes and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, the Company’s hedges resulted in no ineffectiveness in the condensed consolidated statements of income and comprehensive income, and there were no components excluded from the assessment of hedge effectiveness for the Second Quarter, Prior Year Quarter, Year To Date Period, or Prior Year YTD Period.

All derivative instruments are recognized as either assets or liabilities at fair value in the condensed consolidated balance sheets. Derivatives designated as cash flow hedges are recorded at fair value at each balance sheet date and the change in fair value is recorded to accumulated other comprehensive income within the equity section of the Company’s condensed consolidated balance sheet until such derivative’s gains or losses become realized or the cash flow hedge relationship is terminated. If the cash flow hedge relationship is terminated, the derivative’s gains or losses that are recorded in accumulated other comprehensive income will be recognized in earnings when the hedged cash flows occur. However, for cash flow hedges that are terminated because the forecasted transaction is not expected to occur in the original specified time period, the derivative’s gains or losses are immediately recognized in earnings. There were no gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges in the Second Quarter, Prior Year Quarter, Year To Date Period or Prior Year YTD Period. Hedge accounting is discontinued if it is determined that the derivative is not highly effective. The Company records all forward contract hedge assets and liabilities on a gross basis as they do not meet the balance sheet netting criteria because the Company does not have master netting agreements established with the derivative counterparties that would allow for net settlement.

As of July 5, 2014, the Company had the following outstanding forward contracts that were entered into to hedge the future payments of intercompany inventory transactions (in millions):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Euro	181.7	U.S. Dollar	247.0
British Pound	28.2	U.S. Dollar	46.0
Canadian Dollar	33.8	U.S. Dollar	31.3
Japanese Yen	2,370.0	U.S. Dollar	23.7
Australian Dollar	14.8	U.S. Dollar	13.5
Mexican Peso	171.0	U.S. Dollar	12.9

The Company is also exposed to interest rate risk related to its $250 million U.S.-based term loan (“Term Loan”). To manage the interest rate risk related to this loan, the Company entered into an interest rate swap agreement on July 26, 2013 with a term of approximately five years. The objective of this hedge is to offset the variability of future payments associated with interest rates on the Term Loan. The interest rate swap agreement hedges the 1-month London Interbank Offer Rate (“LIBOR”) based variable rate debt obligations under the Term Loan. Under the terms of the swap, the Company pays a fixed interest rate of 1.288% per annum to the swap counterparty.  The notional amount will amortize over the remaining life of the Term Loan to coincide with the amortization of the underlying loan. The Company will receive interest from the swap counterparty at a variable rate based on 1-month LIBOR. This hedge is designated as a cash flow hedge.

Net Investment Hedge. The Company is also exposed to risk that adverse changes in foreign currency exchange rates could impact its net investment in foreign operations. To manage this risk, during the first quarter of fiscal year 2014, the Company entered into a forward contract designated as a net investment hedge to reduce exposure to changes in currency exchange rates on €25.0 million of its total investment in a wholly-owned Euro-denominated foreign subsidiary. The hedge was settled in the Second Quarter. The effective portion of derivatives designated as net investment hedges are recorded at fair value at each balance sheet date and the change in fair value is recorded as a component of other comprehensive income (loss) in the Company’s condensed consolidated statements of income and comprehensive income. The Company uses the hypothetical derivative method to assess the ineffectiveness of net investment hedges. Should any portion of a net investment hedge become ineffective, the ineffective portion will be reclassified to other income (expense)-net on the Company’s condensed consolidated statements of income and comprehensive income. Gains and losses reported in accumulated other comprehensive income will not be reclassified into earnings until the Company’s underlying investment is liquidated or dissolved.

Non-designated Hedges. The Company also periodically enters into forward contracts to manage exchange rate risks associated with certain non-inventory intercompany transactions and to which the Company does not elect hedge treatment. All of the Company’s outstanding forward contracts were designated as hedging instruments as of July 5, 2014 and December 28, 2013. Changes in the fair value of derivatives not designated as hedging instruments are recognized in earnings when they occur.

The effective portion of gains and losses on derivative instruments that was recognized in other comprehensive income (loss), net of taxes during the Second Quarter, Prior Year Quarter, Year To Date Period and Prior Year YTD Period is set forth below (in thousands):

Derivative Contracts Under ASC 815	For the 13 Weeks Ended July 5, 2014	For the 13 Weeks Ended June 29, 2013
Cash flow hedges:
Foreign exchange forward contracts	$(1,639)	$2,442
Interest rate swap	(579)	0
Net investment hedge	95	0
Total (loss) gain recognized in other comprehensive income (loss), net of taxes	$(2,123)	$2,442

	For the 27 Weeks	For the 26 Weeks
Derivative Contracts Under ASC 815	Ended July 5, 2014	Ended June 29, 2013

Cash flow hedges:
Foreign exchange forward contracts	$(1,987)	$5,788
Interest rate swap	(1,117)	0
Net investment hedge	257	0
Total (loss) gain recognized in other comprehensive income (loss), net of taxes	$(2,847)	$5,788

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

	Condensed
	Consolidated
	Statements of Income
	and Comprehensive		For the 13 Weeks	For the 13 Weeks
Derivative Contracts	Income		Ended	Ended
Under ASC 815	Location		July 5, 2014	June 29, 2013

Foreign exchange contracts designated as cash flow hedging instruments	Other income (expense)-net	Total (loss) gain reclassified from other comprehensive income (loss)	$(1,033)	$843

Foreign exchange contracts not designated as hedging instruments	Other income (expense)-net	Total loss recognized in income	$0	$(74)

Interest rate swap designated as a cash flow hedging instrument	Interest expense	Total loss reclassified from other comprehensive income (loss)	$(439)	$0

	Condensed
	Consolidated
	Statements of Income
	and Comprehensive		For the 27 Weeks	For the 26 Weeks
Derivative Contracts	Income		Ended	Ended
Under ASC 815	Location		July 5, 2014	June 29, 2013

Foreign exchange contracts designated as cash flow hedging instruments	Other income (expense)-net	Total (loss) gain reclassified from other comprehensive income (loss)	$(1,531)	$798

Foreign exchange contracts not designated as hedging instruments	Other income (expense)-net	Total loss recognized in income	$(148)	$(74)

Interest rate swap designated as a cash flow hedging instrument	Interest expense	Total loss reclassified from other comprehensive income (loss)	$(904)	$0

The following table discloses the fair value amounts for the Company’s derivative instruments as separate asset and liability values, presents the fair value of derivative instruments on a gross basis, and identifies the line items in the condensed consolidated balance sheets in which the fair value amounts for these categories of derivative instruments are included (in thousands):

	Asset Derivatives				Liability Derivatives
	July 5, 2014		December 28, 2013		July 5, 2014		December 28, 2013
	Condensed		Condensed		Condensed		Condensed
	Consolidated		Consolidated		Consolidated		Consolidated
Derivative Contracts Under	Balance	Fair	Balance	Fair	Balance	Fair	Balance	Fair
ASC 815	Sheets Location	Value	Sheets Location	Value	Sheets Location	Value	Sheets Location	Value
Foreign exchange contracts designated as cash flow hedging instruments	Prepaid expenses and other current assets	$1,910	Prepaid expenses and other current assets	$3,289	Accrued expenses- other	$4,818	Accrued expenses- other	$7,651
Interest rate swap designated as a cash flow hedging instrument	Prepaid expenses and other current assets	0	Prepaid expenses and other current assets	0	Accrued expenses- other	2,534	Accrued expenses- other	2,783
Foreign exchange contracts designated as cash flow hedging instruments	Intangible and other assets- net	384	Intangible and other assets- net	219	Other long-term liabilities	275	Other long-term liabilities	563
Interest rate swap designated as a cash flow hedging instrument	Intangible and other assets- net	2,977	Intangible and other assets- net	4,307	Other long-term liabilities	946	Other long-term liabilities	1,693
Total		$5,271		$7,815		$8,573		$12,690

At the end of the Second Quarter, the Company had forward contracts with maturities extending through December 2015. The estimated net amount of the existing gains or losses at July 5, 2014 that is expected to be reclassified into earnings within the next twelve months is a loss of $1.9 million. See “Note 1—Financial Statement Policies” for additional disclosures on foreign currency hedging instruments.

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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of July 5, 2014 (in thousands):

	Fair Value at July 5, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Forward contracts	$0	$2,294	$0	$2,294
Deferred compensation plan assets:
Investment in publicly traded mutual funds	2,450	0	0	2,450
Interest rate swap	0	2,977	0	2,977
Total	$2,450	$5,271	$0	$7,721
Liabilities:
Contingent consideration	$0	$0	$10,123	$10,123
Forward contracts	0	5,093	0	5,093
Interest rate swap	0	3,480	0	3,480
Total	$0	$8,573	$10,123	$18,696

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

The fair values of the Company’s deferred compensation plan assets are based on quoted prices. The deferred compensation plan assets are recorded in intangible and other assets-net in the Company’s condensed consolidated balance sheets. The fair values of the Company’s forward contracts are based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates.

The Company has evaluated its short-term and long-term debt as of July 5, 2014 and December 28, 2013 and believes, based on the interest rates, related terms and maturities, that the fair values of such instruments approximated their carrying amounts. As of July 5, 2014 and December 28, 2013, the carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated their values due to the short-term maturities of these accounts.

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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a nonrecurring basis for the Year To Date Period (in thousands):

	For the 27 Weeks Ended	Fair Value Measurements Using			Total Impairment
	July 5, 2014	Level 1	Level 2	Level 3	Charge
Assets:
Specific Company-owned stores	$0	$0	$0	$0	$(5,501)

In accordance with the provisions of ASC 360, Property, Plant and Equipment, property, plant and equipment—net with a carrying amount of $5.5 million related to Company-owned retail store leasehold improvements and fixturing was fully impaired, resulting in an impairment charge of $5.5 million for the Year To Date Period.

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

12. INTANGIBLE AND OTHER ASSETS

The following table summarizes intangible and other assets (in thousands):

		July 5, 2014		December 28, 2013
	Useful	Gross	Accumulated	Gross	Accumulated
	Lives	Amount	Amortization	Amount	Amortization
Intangibles-subject to amortization:
Trademarks	10 yrs.	$4,175	$2,824	$4,175	$2,695
Customer lists	5-10 yrs.	43,248	16,086	43,367	14,065
Patents	3-20 yrs.	2,273	1,632	2,273	1,360
Noncompete agreement	6 yrs.	1,908	715	1,913	558
Other	7-20 yrs.	307	246	263	207
Total intangibles-subject to amortization		51,911	21,503	51,991	18,885
Intangibles-not subject to amortization:
Trade names		83,657		83,659
Other assets:
Key money deposits		35,875	18,699	35,535	17,038
Other deposits		23,729		22,574
Deferred compensation plan assets		2,450		2,360
Deferred tax asset-net		10,152		10,044
Restricted cash		749		752
Shop-in-shop		18,682	9,719	16,334	7,767
Interest rate swap		2,977		4,307
Other		4,018		4,466
Total other assets		98,632	28,418	96,372	24,805
Total intangible and other assets		$234,200	$49,921	$232,022	$43,690
Total intangible and other assets-net			$184,279		$188,332

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

Amortization expense for intangible assets was approximately $1.3 million in each of the Second Quarter and Prior Year Quarter, and $2.6 million in each of the Year to Date Period and Prior Year YTD Period. Estimated aggregate future amortization expense by fiscal year for intangible assets is as follows (in thousands):

Fiscal Year	Amortization Expense
2014 (remaining)	$2,586
2015	4,784
2016	4,646
2017	4,387
2018	4,021
2019	3,923

13. COMMITMENTS AND CONTINGENCIES

Litigation. The Company is occasionally subject to litigation or other legal proceedings in the normal course of its business. The Company does not believe that the outcome of any currently pending legal matters, individually or collectively, will have a material effect on the business or financial condition of the Company.

14. DEBT ACTIVITY

On May 23, 2014, the Company, entered into a First Amendment (the “Amendment”) to the Credit Agreement dated May 17, 2013. The Amendment increased the credit limit on the Company’s U.S. revolving line of credit (the “Revolver”) by $300 million to $1,050 million.

The Company made principal payments of $3.1 million and $9.4 million under its Term Loan during the Second Quarter and Year To Date Period, respectively. The Company also had net borrowings of $8.0 million and $48.0 million under its Revolver during the Second Quarter and Year To Date Period, respectively, which were primarily used to fund common stock repurchases, capital expenditures and normal operating expenses. As of July 5, 2014, $237.5 million and $298.0 million were outstanding under the Term Loan and the Revolver, respectively. Amounts available under the Revolver are reduced by any amounts outstanding under standby letters of credit. As of July 5, 2014, the Company had available borrowing capacity of approximately $750.9 million under the Revolver. The Company incurred approximately $1.5 million and $3.2 million of interest expense related to the Term Loan during the Second Quarter and Year To Date Period, respectively, including the impact of the related interest rate swap. The Company incurred approximately $1.4 million and $2.7 million of interest expense related to the Revolver during the Second Quarter and Year To Date Period, respectively. The Company was in compliance with all covenants in the Term Loan and Revolver as of July 5, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition and results of operations of Fossil Group, Inc. and its wholly and majority-owned subsidiaries for the thirteen and twenty-seven week periods ended July 5, 2014 (the “Second Quarter” and “Year To Date Period,” respectively) as compared to the thirteen and twenty-six week periods ended June 29, 2013 (the “Prior Year Quarter” and “Prior Year YTD Period,” respectively). This discussion should be read in conjunction with the condensed consolidated financial statements and the related notes thereto.

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

Domestically, we sell our products through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, Company-owned retail and outlet stores, mass market stores, and through our FOSSIL® website. Our wholesale customer base includes, among others, Dillard’s, JCPenney, Kohl’s, Macy’s, Neiman Marcus, Nordstrom, Saks Fifth Avenue, Target and Wal-Mart. In the United States, our network of Company-owned stores included 124 retail stores located in premier retail sites and 122 outlet stores located in major outlet malls as of July 5, 2014. In addition, we offer an extensive collection of our FOSSIL brand products on our website, www.fossil.com, as well as proprietary and licensed watch and jewelry brands through other managed and affiliate websites.

Internationally, our products are sold to department stores, specialty retail stores and specialty watch and jewelry stores in approximately 150 countries worldwide through 25 Company-owned foreign sales subsidiaries and through a network of over 60 independent distributors. Our products are offered on airlines and cruise ships and in international Company-owned retail stores. Internationally, our network of Company-owned stores included 221 retail stores and 91 outlet stores in select international markets as of July 5, 2014. Our products are also sold through licensed and franchised FOSSIL retail stores, retail concessions operated by us and kiosks in certain international markets, as well as our websites in certain countries.

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

Results of Operations

Executive Summary. During the Second Quarter, net sales rose 10% representing growth across each of our geographic regions as compared to the Prior Year Quarter. Each of our core businesses contributed to the growth, with our FOSSIL and SKAGEN® branded products growing 4% and 12%, respectively, while our multi-brand global watch portfolio increased 12%. Our FOSSIL brand growth was led by a strong increase in watches and slight growth in leathers while sales in our jewelry category decreased modestly compared to the Prior Year Quarter. SKAGEN brand sales increased in all regions with particular strength in Europe and Asia.  Growth in our multi-brand global watch portfolio was broad-based across regions and brands. Our Direct to consumer business grew during the Second Quarter primarily as a result of store expansion, as global comps in our owned retail stores were relatively flat. Positive comparable store sales results in Europe and Asia were offset by a decline in North America, primarily as a result of traffic declines in the U.S. that were only partially offset by higher conversion rates.

Gross profit increased during the Second Quarter, while the gross margin rate contracted slightly as compared to the Prior Year Quarter. The gross margin rate reduction was primarily driven by the impact of an unfavorable mix of sales from lower margin channels, including outlets, where we used promotions to drive traffic, and an increase in off-price sales and sales to distributors as compared to the Prior Year Quarter. Partially offsetting these decreases were the impacts of a favorable regional distribution mix given the growth in international markets and a greater sales mix of higher margin products.  Our operating margin contracted during the Second Quarter as a result of the gross margin rate decrease and our planned operating expense deleveraging, as we continue to invest in retail and concession expansion and infrastructure to support growth and global initiatives.

During the Second Quarter, we invested $67.3 million to repurchase 0.6 million shares of our common stock. Our financial performance combined with our repurchase activity resulted in earnings of $0.98 per diluted share.

Quarterly Periods Ended July 5, 2014 and June 29, 2013

Consolidated Net Sales. Net sales increased $67.6 million or 9.6% for the Second Quarter as compared to the Prior Year Quarter, representing sales growth across each of our wholesale and Direct to consumer businesses. Global watch sales made the most significant contribution, increasing $64.0 million or 11.7%. We believe that we continue to gain market share in the watch category as we maximize the potential for our brands with our global distribution infrastructure and design innovation. Our jewelry product category also contributed favorably to the Second Quarter net sales growth, increasing $9.2 million or 19.6% as a result of a strong performance in licensed jewelry, partially offset by a decrease in FOSSIL branded products.  The Second Quarter was negatively impacted by a $4.4 million or 4.8% decrease in our leathers business led by declines in RELIC® branded products partially offset by sales increases in FOSSIL leathers. Net sales information by product category is summarized as follows (dollars in millions):

	For the 13 Weeks Ended		For the 13 Weeks Ended
	July 5, 2014		June 29, 2013		Growth (Decline)
	Amounts	Percentage of Total	Amounts	Percentage of Total	Dollars	Percentage

Watches	$611.2	79.0%	$547.2	77.5%	$64.0	11.7%
Leathers	87.3	11.3	91.7	13.0	(4.4)	(4.8)
Jewelry	56.2	7.2	47.0	6.7	9.2	19.6
Other	19.1	2.5	20.3	2.8	(1.2)	(5.9)
Total net sales	$773.8	100.0%	$706.2	100.0%	$67.6	9.6%

As a multinational enterprise, we are exposed to changes in foreign currency exchange rates. The translation of the operations of our foreign-based entities from their local currencies into U.S. dollars is sensitive to changes in foreign currency exchange rates. In general, our overall financial results are affected positively by a weaker U.S. dollar and are affected negatively by a stronger U.S. dollar as compared to the foreign currencies in which we conduct our business. In the Second Quarter, the translation of foreign-based net sales into U.S. dollars increased reported net sales by approximately $11.3 million, including favorable impacts of $9.3 million and $0.6 million in our Europe wholesale and Asia Pacific wholesale segments, respectively, and $2.1 million in our Direct to consumer business. These gains were partially offset by an unfavorable translation impact of $0.7 million in our North America wholesale business.

The following table sets forth consolidated net sales by segment (dollars in millions):

	For the 13 Weeks Ended		For the 13 Weeks Ended
	July 5, 2014		June 29, 2013		Growth
	Amounts	Percentage of Total	Amounts	Percentage of Total	Dollars	Percentage
Wholesale:
North America	$265.2	34.3%	$260.7	36.9%	$4.5	1.7%
Europe	202.4	26.1	170.7	24.2	31.7	18.6
Asia Pacific	105.7	13.7	96.2	13.6	9.5	9.9
Total wholesale	573.3	74.1	527.6	74.7	45.7	8.7
Direct to consumer	200.5	25.9	178.6	25.3	21.9	12.3
Total net sales	$773.8	100.0%	$706.2	100.0%	$67.6	9.6%

North America Wholesale Net Sales. Net sales in the North America wholesale segment increased $4.5 million or 1.7% during the Second Quarter in comparison to the Prior Year Quarter, despite a continued decline in mall traffic and a very challenging and promotional retail environment. From a regional perspective, sales growth was driven by the U.S. even as we experienced a decrease in orders from key department stores and boutiques as a result of these customers actively trying to manage their business with leaner inventory levels. Sales to our off-price partners increased during the Second Quarter, reflecting our strategy to re-engage this channel to reduce the liquidation burden on our outlet stores and make room for made-for-outlet product. Watch sales led the growth, increasing $9.1 million or 4.3%, followed by our jewelry category, increasing $1.9 million or 18.0%. Our leathers business decreased $6.5 million or 19.0% during the Second Quarter primarily due to declines in RELIC branded products.

Europe Wholesale Net Sales. Europe wholesale net sales rose $31.7 million or 18.6% ($22.4 million or 13.1% in constant currency) representing sales gains across most geographies within the European region. We experienced particularly strong sales growth in the United Kingdom and in our distributor markets in the Middle East. Germany was unfavorably impacted by efforts to refine our distribution strategy as we exited certain doors that do not align with our brand message. Italy experienced a modest sales decline in the Second Quarter and continues to be our most challenging European market. From a product category perspective, on a constant currency basis, sales growth was led by a $21.3 million or 15.7% increase in our multi-brand watch portfolio and a $2.9 million or 12.6% increase in jewelry, partially offset by a $2.0 million or 31.9% decrease in leather products during the Second Quarter.

Asia Pacific Wholesale Net Sales. Asia Pacific wholesale net sales increased $9.5 million or 9.9% ($8.9 million or 9.3% in constant currency). Multiple markets across the region experienced sales growth led by our travel retail business, Japan, China and Taiwan, while sales in South Korea decreased slightly in constant currency as market conditions there remain weak.  In constant currency, our watch category made the most significant contribution in the Asia Pacific region, increasing $10.1 million or 11.4%, partially offset by a $1.3 million or 28.9% decrease in leathers. At the end of the Second Quarter, we operated 315 concession locations in Asia, with the number of new concessions opened during the Second Quarter being offset by an equal number of closings.  For the Second Quarter, concession sales increased double-digits as a result of new door growth, partially offset by a decline in comparable concession sales.

Direct to Consumer Net Sales. Direct to consumer net sales for the Second Quarter increased $21.9 million or 12.3%, in comparison to the Prior Year Quarter, primarily as a result of store expansion as global comparable store sales results were relatively flat. Positive comparable store sales results in Europe and Asia were offset by a decline in North America, primarily driven by the U.S. stores, where conversion rates continue to improve but not enough to offset the impact of significant mall traffic declines and promotional activity. The comparable store sales benefitted slightly from the later timing of Easter in fiscal year 2014 as compared to the prior year. Comparable store sales in jewelry and leather products increased in the Second Quarter, while sales of watches were relatively flat.

The following table sets forth the number of stores by concept on the dates indicated below:

	July 5, 2014			June 29, 2013
	North America	Other International	Total	North America	Other International	Total
Full price accessory	118	163	281	108	153	261
Outlets	129	84	213	108	67	175
Clothing	30	2	32	30	2	32
Full priced multi-brand	6	26	32	6	19	25
Total stores	283	275	558	252	241	493

During the Second Quarter, we opened eighteen new stores and closed two stores. For fiscal year 2014, we anticipate opening a total of approximately 50 net new retail stores globally.

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

Gross Profit. Gross profit increased by 8.7% to $444.6 million in the Second Quarter compared to $408.9 million in the Prior Year Quarter as a result of increased sales, partially offset by gross profit margin contraction. Gross profit margin decreased 40 basis points to 57.5% in the Second Quarter compared to 57.9% in the Prior Year Quarter. The decreased gross profit margin was primarily driven by the impact of an unfavorable mix of sales from lower margin channels, including outlets, where we used promotions to drive traffic, and an increase in off-price sales and sales to distributors as compared to the Prior Year Quarter. Partially offsetting these decreases were the impacts of a favorable regional distribution mix given the growth in international markets and a greater sales mix of higher margin products.

Selling, General and Administrative Expenses (“SG&A”). Total SG&A expenses in the Second Quarter increased as planned by $57.9 million and, as a percentage of net sales, increased to 46.5% as compared to 42.8% in the Prior Year Quarter. The translation of foreign-denominated expenses in the Second Quarter increased SG&A expenses by approximately $5.1 million as a result of the weaker U.S. dollar. SG&A expense increases were primarily attributable to continued investments in our retail store and concession expansion, infrastructure investments to support growth and global initiatives, point of sale displays, advertising royalties and the development of our Skagen team and infrastructure. Additionally, the Second Quarter was unfavorably impacted by a $5.2 million non-cash impairment charge to write down certain long-lived assets associated with our retail stores, including six full-price Watch Station International stores in North America and certain FOSSIL brand apparel stores.

Consolidated Operating Income. Operating income decreased $22.1 million or 20.7%, in the Second Quarter compared to the Prior Year Quarter as a result of gross margin contraction and a planned decrease in SG&A expense leverage as we continue to make investments to support growth and global initiatives.  Many of our infrastructure investments in fiscal 2013 were made in the latter part of the fiscal year and will negatively impact our SG&A expense leverage in fiscal year 2014 until they are anniversaried towards the end of fiscal 2014.  As a percentage of net sales, operating income decreased to 11.0% in the Second Quarter compared to 15.1% of net sales in the Prior Year Quarter. During the Second Quarter, operating income included approximately $1.8 million of net currency gains related to the translation of foreign-based sales and expenses into U.S. dollars.  Operating income by segment is summarized as follows (dollars in millions):

	For the 13 Weeks Ended	For the 13 Weeks Ended	Growth (Decline)
	July 5, 2014	June 29, 2013	Dollars	Percentage
Wholesale:
North America	$50.9	$66.3	$(15.4)	(23.2)%
Europe	43.8	36.4	7.4	20.3
Asia Pacific	31.5	30.5	1.0	3.3
Total wholesale	126.2	133.2	(7.0)	(5.3)
Direct to consumer	9.8	16.1	(6.3)	(39.1)
Corporate	(51.2)	(42.4)	(8.8)	20.8
Total operating income	$84.8	$106.9	$(22.1)	(20.7)%

Wholesale Operating Income.  Operating income in our wholesale segments decreased $7.0 million or 5.3%, in the Second Quarter compared to the Prior Year Quarter and as a percentage of net sales, decreased to 22.0% in the Second Quarter compared to 25.3% of net sales in the Prior Year Quarter primarily as a result of decreased SG&A expense leverage.  Gross profit margin in our wholesale businesses was flat in the Second Quarter as compared to the Prior Year Quarter, as gross profit margin contraction in the North America and Asia Pacific wholesale businesses was offset by increased gross profit margin in the Europe wholesale segment, which benefitted from the currency impact of a stronger Euro.  An increase in sales mix to off-price partners contributed to the gross profit margin contraction in the North America wholesale business, while the currency impact of a weaker Japanese Yen and Australian Dollar unfavorably impacted the Asia Pacific gross profit margin. All of our wholesale segments planned for deleverage in SG&A expenses largely as a result of infrastructure investments to support growth and global initiatives, point of sale displays, advertising royalties and the development of our Skagen team and infrastructure.

Direct to Consumer Operating Income.  Direct to consumer operating income decreased $6.3 million or 39.1%, in the Second Quarter compared to the Prior Year Quarter, and as a percentage of net sales, decreased to 4.9% in the Second Quarter compared to 9.0% of net sales in the Prior Year Quarter as a result of gross profit margin contraction and decreased SG&A expense leverage.  The Direct to consumer gross profit margin was negatively impacted by lower margins in the outlet channel, while SG&A expenses were unfavorably impacted by a $5.2 million non-cash impairment charge to write down certain long-lived assets associated with our retail stores.

Interest Expense. Interest expense increased by $2.1 million during the Second Quarter primarily as a result of increased debt levels in comparison to the Prior Year Quarter.

Other Income (Expense) - Net. Other income (expense) - net of ($1.1) million for the Second Quarter was relatively flat in comparison to ($1.0) million for the Prior Year Quarter.

Provision for Income Taxes. Income tax expense for the Second Quarter was $24.9 million, resulting in an effective income tax rate of 31.2%. For the Prior Year Quarter, income tax expense was $33.8 million, resulting in an effective income tax rate of 32.5%. The lower effective tax rate in the Second Quarter was attributable to a change in our geographical earnings mix.

Net Income Attributable to Fossil Group, Inc. Second Quarter net income attributable to Fossil Group, Inc. decreased by 22.4% to $52.5 million, or $0.98 per diluted share, in comparison to $67.7 million, or $1.15 per diluted share, in the Prior Year Quarter. The reduction in diluted earnings per share resulted from decreased operating income and increased interest expense, partially offset by the impact of a lower tax rate and a reduction in average shares outstanding.

Year to Date Periods Ended July 5, 2014 and June 29, 2013

Consolidated Net Sales. Net sales rose $163.3 million or 11.8% for the Year To Date Period in comparison to the Prior Year YTD Period, representing sales growth in all of our business segments and included an extra week as fiscal 2014 is a 53-week year as compared to a 52-week year for fiscal 2013. Global watch sales delivered the strongest performance, increasing $152.4 million or 14.4%. Our jewelry category also favorably impacted the Year To Date Period, increasing $23.3 million or 26.1%, while our leather products decreased $7.4 million or 3.8%. Net sales information by product category is summarized as follows (dollars in millions):

	For the 27 Weeks Ended		For the 26 Weeks Ended
	July 5, 2014		June 29, 2013		Growth (Decline)
	Amounts	Percentage of Total	Amounts	Percentage of Total	Dollars	Percentage

Watches	$1,212.6	78.2%	$1,060.2	76.4%	$152.4	14.4%
Leathers	187.1	12.1	194.5	14.0	(7.4)	(3.8)
Jewelry	112.7	7.3	89.4	6.5	23.3	26.1
Other	38.0	2.4	43.0	3.1	(5.0)	(11.6)
Total net sales	$1,550.4	100.0%	$1,387.1	100.0%	$163.3	11.8%

In the Year To Date Period, the translation of foreign-based net sales into U.S. dollars increased reported net sales by approximately $12.6 million, including favorable impacts of $15.8 million and $2.2 million in our Europe wholesale and Direct to consumer segments, respectively. These gains were partially offset by unfavorable translation impacts of $3.2 million and $2.2 million in our Asia Pacific wholesale and North America wholesale businesses, respectively. The following table sets forth consolidated net sales by segment (dollars in millions):

	For the 27 Weeks Ended		For the 26 Weeks Ended
	July 5, 2014		June 29, 2013		Growth
	Amounts	Percentage of Total	Amounts	Percentage of Total	Dollars	Percentage
Wholesale:
North America	$538.0	34.7%	$515.8	37.2%	$22.2	4.3%
Europe	408.1	26.3	344.6	24.8	63.5	18.4
Asia Pacific	209.3	13.5	183.0	13.2	26.3	14.4
Total wholesale	1,155.4	74.5	1,043.4	75.2	112.0	10.7
Direct to consumer	395.0	25.5	343.7	24.8	51.3	14.9
Total net sales	$1,550.4	100.0%	$1,387.1	100.0%	$163.3	11.8%

North America Wholesale Net Sales. For the Year To Date Period, North America wholesale net sales increased $22.2 million or 4.3%, compared to the Prior Year YTD Period. Sales growth in the Year To Date Period was principally driven by sales gains in watches of $30.0 million or 7.3%, and jewelry of $5.9 million or 31.7%. These sales increases were partially offset by decreases in leathers of $11.5 million or 14.7%.

Europe Wholesale Net Sales. Europe wholesale net sales increased $63.5 million or 18.4% ($47.6 million or 13.8% in constant currency), for the Year To Date Period as compared to the Prior Year YTD Period. On a constant currency basis, sales growth was led by a $44.4 million or 16.5% increase in watch sales and a $7.7 million or 16.8% increase in our jewelry business. These sales gains were partially offset by decreases in our leathers category of $4.7 million or 27.0%.

Asia Pacific Wholesale Net Sales. For the Year To Date Period as compared to the Prior Year YTD Period, Asia Pacific wholesale net sales rose $26.3 million or 14.4% ($29.5 million or 16.1% in constant currency), principally as a result of a $28.3 million or 17.0% increase in watches, partially offset by a $2.2 million or 24.2% decrease in leathers products. Concession sales increased in the Year To Date Period in comparison to the Prior Year YTD Period, primarily a result of new door growth.

Direct to Consumer Net Sales. For the Year To Date Period, net sales from our Direct to consumer segment increased $51.3 million or 14.9%, in comparison to the Prior Year YTD Period, primarily as a result of an increase in the average number of Company-owned stores open, partially offset by comparable store sales decreases of 1.2%, based on a twenty-seven week calendar.

Gross Profit. For the Year To Date Period, gross profit margin increased 50 basis points to 57.3% compared to 56.8% in the Prior Year YTD Period.  The increased gross profit margin was primarily driven by the impacts of a greater sales mix of higher margin products, prior year acquisitions and a favorable regional distribution mix given the growth in international markets.  Partially offsetting these margin gains was the unfavorable impact of an increase in sales mix from lower margin channels, including outlets, where we used promotions to drive traffic, and an increase in off-price sales and sales to distributors as compared to the Prior Year YTD Period.

SG&A. For the Year To Date Period, SG&A expenses as a percentage of net sales increased to 45.1% compared to 42.3% in the Prior Year YTD Period and included a $6.6 million unfavorable impact from the translation of foreign-based expenses into U.S. dollars. On a constant currency basis, SG&A for the Year To Date Period increased by $105.7 million primarily as a result of the same factors impacting the Second Quarter, as well as the additional week of operations incurred in the first quarter.

Consolidated Operating Income. During the Year To Date Period, operating profit margin decreased to 12.2% as compared to 14.5% in the Prior Year YTD Period as a result of decreased SG&A expense leverage partially offset by gross profit margin expansion. Operating income for the Year To Date Period included approximately $1.8 million of net currency gains related to the translation of foreign-based sales and expenses into U.S. dollars. Profitability by operating segment is summarized as follows (dollars in millions):

	For the 27	For the 26
	Weeks Ended	Weeks Ended	Growth (Decline)
	July 5, 2014	June 29, 2013	Dollars	Percentage
Wholesale:
North America	$103.8	$126.8	$(23.0)	(18.1)%
Europe	95.7	75.0	20.7	27.6
Asia Pacific	62.6	58.0	4.6	7.9
Total wholesale	262.1	259.8	2.3	0.9
Direct to consumer	26.1	23.2	2.9	12.5
Corporate	(98.7)	(81.7)	(17.0)	20.8
Total operating income	$189.5	$201.3	$(11.8)	(5.9)%

Wholesale Operating Income.  Operating income in our wholesale segments increased $2.3 million or 0.9%, in the Year To Date Period compared to the Prior Year YTD Period and as a percentage of net sales, decreased to 22.7% in the Year To Date Period as compared to 24.9% of net sales in the Prior Year YTD Period primarily as a result of gross profit margin expansion partially offset by decreased SG&A expense leverage.  Gross profit margin contraction in the North America and Asia Pacific wholesale businesses was more than offset by increased gross profit margin in the Europe wholesale segment which benefitted from the currency impact of a stronger Euro.  An increase in sales mix to off-price partners contributed to the gross profit margin contraction in the North America wholesale business, while the currency impact of a weaker Japanese Yen and Australian Dollar unfavorably impacted the Asia Pacific gross profit margin. All of our wholesale segments deleveraged SG&A expenses largely as a result of the same factors impacting the Second Quarter.

Direct to Consumer Operating Income.  Direct to consumer operating income increased $2.9 million or 12.5%, in the Year To Date Period compared to the Prior Year YTD Period and as a percentage of net sales, decreased to 6.6% in the Year To Date Period compared to 6.8% of net sales in the Prior Year YTD Period.  Increased SG&A expense leverage was partially offset by gross profit margin contraction largely driven by lower margins in the outlet channel.

Interest Expense. Interest expense increased by $4.6 million during the Year To Date Period, primarily as a result of increased debt levels in comparison to the Prior Year YTD Period.

Other Income (Expense) - Net.  For the Year To Date Period, other income (expense) - net changed unfavorably by $10.3 million in comparison to the Prior Year YTD Period. This decrease was primarily driven by a $6.5 million non-cash, mark-to-market valuation gain recognized in the Prior Year YTD Period related to our right to acquire in 2015 the outstanding 50% of Fossil, S.L., our Spanish joint venture, that is owned by General De Relojeria, S.A. Additionally, the Year To Date Period included net foreign currency losses resulting from mark-to-market hedging and other transactional activities as compared to net gains in the Prior Year YTD Period.

Provision For Income Taxes. Income tax expense for the Year to Date Period was $56.4 million, resulting in an effective income tax rate of 31.2%. For the Prior Year YTD Period, income tax expense was $62.7 million, resulting in an effective income tax rate of 30.3%. The higher effective tax rate for the Year to Date Period was due to the recognition of income tax benefits in the Prior Year YTD Period from the settlement of income tax audits.

Net Income Attributable to Fossil Group, Inc. For the Year To Date Period, net income attributable to Fossil Group, Inc. of $118.9 million, or $2.20 per diluted share, represented a 15.0% decrease compared to $139.9 million, or $2.36 per diluted share earned during the Prior Year YTD Period. Net income attributable to Fossil Group, Inc. for the Year To Date Period included net foreign currency losses of $0.02 per diluted share and a $0.20 per diluted share benefit as a result of a lower outstanding share count due to common stock repurchases under our ongoing stock repurchase program. Additionally, the Prior Year YTD Period results included a $6.5 million non-cash, non-operating gain, which benefitted earnings by $0.11 per diluted share, related to our right to acquire in 2015 the remaining 50% of Fossil Spain owned by a third party.

Liquidity and Capital Resources

Historically, our business operations have not required substantial cash during the first several months of our fiscal year. Generally, starting in the third quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our quarterly cash requirements are also impacted by the number of new stores we open, other capital expenditures and strategic investments such as acquisitions and stock repurchases. Our cash and cash equivalents balance at the end of the Second Quarter was $272.6 million, including $267.8 million held in banks outside the U.S., in comparison to cash and cash equivalents of $313.3 million at the end of the Prior Year Quarter and $320.5 million at the end of fiscal year 2013.  We believe amounts available under our U.S. credit facilities are sufficient to meet our cash needs in the U.S.

For the Year To Date Period, we generated operating cash flow of $155.5 million. This operating cash flow combined with $38.1 million in net borrowings on our credit facilities was utilized to fund $187.2 million of common stock repurchases and $43.5 million of capital expenditures, primarily to support new and remodeled stores along with information technology and other system investments. Cash flows provided by operations were largely attributable to a $158.6 million decrease in accounts receivable, $124.1 million in net income and $49.0 million in depreciation, amortization and accretion, partially offset by a $185.2 million net increase in other working capital items.

Accounts receivable, net of allowances, increased by 18.2% to $304.6 million at the end of the Second Quarter compared to $257.7 million at the end of the Prior Year Quarter, primarily as a result of increased wholesale sales. Days sales outstanding for our wholesale segments for the Second Quarter increased to 46 days compared to 43 days in the Prior Year Quarter.

Inventory at the end of the Second Quarter was $664.2 million, representing an increase of 14.1% from the Prior Year Quarter inventory balance of $582.1 million. Our inventory growth was primarily driven by investment in stronger inventory positions to ensure availability in our best-selling watch brands, higher levels of leathers inventory and a shift in production volume from a third-party factory to an owned factory.

The following tables reflect our common stock repurchase activity under our repurchase programs for the periods indicated (in millions):

			For the 13 Weeks Ended July 5, 2014		For the 13 Weeks Ended June 29, 2013
Fiscal Year Authorized	Dollar Value Authorized	Termination Date	Number of Shares Repurchased	Dollar Value Repurchased	Number of Shares Repurchased	Dollar Value Repurchased
2012	$1,000.0	December 2016	0.6	$67.3	1.7	$169.2
2010	$30.0	None	0.0	$0.0	0.0	$0.0

				For the 27 Weeks Ended July 5, 2014		For the 26 Weeks Ended June 29, 2013
Fiscal Year Authorized	Dollar Value Authorized	Termination Date		Number of Shares Repurchased	Dollar Value Repurchased	Number of Shares Repurchased	Dollar Value Repurchased
2012	$1,000.0	December 2016		1.6	$184.6	1.8	$187.2
2010	$30.0	None		0.0	$0.0	0.0	$0.0
2010	$750.0	December 2013	(1)	0.0	$0.0	0.4	$38.6

(1) In the first quarter of fiscal year 2013, we completed this repurchase plan.

We effectively retired 1.6 million shares of common stock repurchased under our repurchase programs during the Year To Date Period. We account for the retirements by allocating the repurchase price, which is based upon the equity contribution associated with historical issuances, to common stock, additional paid-in capital and retained earnings. The effective retirement of common stock repurchased during the Year To Date Period decreased common stock by approximately $16,300, additional paid-in capital by $1.5 million, retained earnings by $183.1 million and treasury stock by $184.6 million. We effectively retired 2.2 million shares of our common stock during the Prior Year YTD Period that were repurchased under our repurchase programs. The effective retirement of common stock repurchased during the Prior Year YTD Period decreased common stock by approximately $22,300, additional paid-in capital by $4.5 million, retained earnings by $221.2 million and treasury stock by $225.8 million. At December 28, 2013 and July 5, 2014, all treasury stock had been effectively retired. As of July 5, 2014, we had a total of $309.1 million of repurchase authorizations remaining under our $1.0 billion and $30.0 million repurchase plans.

At the end of the Second Quarter, we had working capital of $976.3 million compared to working capital of $924.4 million at the end of the Prior Year Quarter. Additionally, at the end of the Second Quarter, we had approximately $13.7 million of short-term borrowings and $533.2 million in long-term debt.

On May 17, 2013, we entered into a five year Credit Agreement (the “Credit Agreement”) with (i) the lenders party thereto, (ii) Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, swingline lender and issuing lender, (iii) Bank of America, N.A. and JPMorgan Chase Bank, N.A., as syndication agents, (iv) HSBC Bank USA, National Association and Fifth Third Bank, as documentation agents, and (v) Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as joint lead arrangers and bookrunners. The Credit Agreement provided for revolving credit loans in the amount of $750 million (the “Revolver”), a swingline subfacility up to $20 million, an up to $10 million subfacility for letters of credit, and a term loan in the amount of $250 million (the “Term Loan”). On May 23, 2014, the Credit Agreement was amended to increase the Revolver by $300 million to $1,050 million. Amounts outstanding under the Revolver and Term Loan bear interest at our option of (i) the base rate (defined as the higher of (a) the prime rate publicly announced by Wells Fargo (3.25% at the end of the Second Quarter), (b) the federal funds rate plus 0.5% and (c) the London Interbank Offer Rate (“LIBOR”) (0.15% at the end of the Second Quarter) for an interest period of one month plus 1.0%) plus the base rate applicable margin (which varies based upon our consolidated leverage ratio (the “Ratio”) from 0.25% if the Ratio is less than 1.00 to 1.00, to 1.00% if the Ratio is greater than or equal to 2.00 to 1.00) or (ii) the LIBOR rate (defined as the quotient obtained by dividing (a) LIBOR by (b) 1.00 minus the Eurodollar reserve percentage) plus the LIBOR rate applicable margin (which varies based upon the Ratio from 1.25% if the Ratio is less than 1.00 to 1.00 to 2.00% if the Ratio is greater than or equal to 2.00 to 1.00). Amounts outstanding under the swingline subfacility under the Credit Agreement or upon any drawing under a letter of credit bear interest at the base rate plus the base rate applicable margin. Interest based upon the base rate is payable quarterly in arrears. Interest based upon the LIBOR rate is payable either monthly or quarterly in arrears, depending on the interest period selected by us. The Revolver also contains a commitment fee, determined based upon the Ratio, which varies from (i) 0.20%, if the Ratio is less than 1.00 to 1.00, to (ii) 0.35%, if the Ratio is greater than or equal to 2.00 to 1.00.

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

During the Year To Date Period, we had an average outstanding balance of $242.1 million under the Term Loan at a fixed rate of 1.288% per annum under our interest rate swap and repaid $9.4 million. Additionally, we borrowed $401.8 million under the Revolver at an average annual interest rate of 1.42% and repaid $353.8 million. As of July 5, 2014, we had $237.5 million and $298.0 million outstanding under the Term Loan and the Revolver, respectively. In addition, we had $1.1 million of outstanding standby letters of credit at July 5, 2014. Amounts available under the Revolver are reduced by any amounts outstanding under standby letters of credit. As of July 5, 2014, we had $750.9 million available for borrowing under the Revolver. Borrowings under the Revolver were mainly used to fund common stock repurchases, capital expenditures and normal operating expenses.

At July 5, 2014, we were in compliance with all debt covenants related to all of our credit facilities.

For fiscal year 2014, we expect total capital expenditures to be in a range of $110 million to $120 million. These capital expenditures will be primarily related to global retail store expansion and renovation and investment in technological infrastructure. We believe that cash flows from operations combined with existing cash on hand and amounts available under the Revolver will be sufficient to fund our working capital needs, common stock repurchases and planned capital expenditures for the next 12 months.

Contractual Obligations

As of July 5, 2014, there were no material changes to our contractual obligations set forth in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

Off Balance Sheet Arrangements

As of July 5, 2014, there were no material changes to our off balance sheet arrangements as set forth in commitments and contingencies in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

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

We are exposed to risk that adverse changes in foreign currency exchange rates could impact our net investment in foreign operations. To manage this risk, during the first quarter of fiscal year 2014, we entered into a forward contract designated as a net investment hedge to reduce exposure to changes in currency exchange rates on €25.0 million of our total investment in a wholly-owned Euro-denominated foreign subsidiary. The hedge was settled in the Second Quarter.

As of July 5, 2014, we had the following outstanding forward contracts that were entered into to hedge the future payments of intercompany inventory transactions (in millions):

Functional Currency		Contract Currency
Type	Amount	Type	Amount	Expiration Date
Euro	181.7	U.S. Dollar	247.0	November 2015
British Pound	28.2	U.S. Dollar	46.0	December 2015
Canadian Dollar	33.8	U.S. Dollar	31.3	December 2015
Japanese Yen	2,370.0	U.S. Dollar	23.7	December 2015
Australian Dollar	14.8	U.S. Dollar	13.5	March 2015
Mexican Peso	171.0	U.S. Dollar	12.9	March 2015

If we were to settle our Euro, British Pound, Canadian Dollar, Japanese Yen, Australian Dollar, and Mexican Peso based forward contracts as of July 5, 2014, the net result would have been a net loss of approximately $1.9 million, net of taxes. As of July 5, 2014, a 10% unfavorable change in the U.S. dollar strengthening against foreign currencies to which we have balance sheet transactional exposures, would have decreased net pre-tax income by $12.4 million. The translation of the balance sheets of our foreign-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. As of July 5, 2014, a 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would have reduced consolidated stockholders’ equity by approximately $84.5 million. In our view, these hypothetical losses resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position, results of operations or cash flows.

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

Based on our variable-rate debt outstanding as of July 5, 2014, excluding our $237.5 million Term Loan debt hedged with an interest rate swap agreement, a 100 basis point increase in interest rates would increase annual interest expense by approximately $3.0 million.

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

Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective at the reasonable assurance level as of July 5, 2014.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows our common stock repurchases based on settlement date for the fiscal quarter ended July 5, 2014:

ISSUER PURCHASES OF EQUITY SECURITIES (1)

	Total Number	Average	Total Number of Shares	Approximate Dollar Value
	of Shares	Price Paid per	Purchased as Part of	of Shares that May Yet Be
Period	Purchased	Share	Publicly Announced Plan	Purchased Under the Plans
April 6, 2014 - May 3, 2014	209,323	$109.40	209,021	$353,559,590
May 4, 2014 - May 31, 2014	158,609	$105.91	158,609	$336,761,261
June 1, 2014 - July 5, 2014	262,144	$105.47	262,144	$309,114,231
Total	630,076		629,774

(1)                  During the Second Quarter, 302 shares of repurchased common stock were acquired from grantees in connection with income tax withholding obligations arising from vesting of restricted stock grants. These shares were not part of our publicly announced program to repurchase shares of common stock.

(2)                  On August 10, 2010, we announced a common stock repurchase program pursuant to which up to $30 million could be used to repurchase outstanding shares of our common stock. The $30 million repurchase program has no termination date. On August 30, 2010, we announced a common stock repurchase program pursuant to which up to $750 million could be used to repurchase outstanding shares of our common stock. The $750 million repurchase program was completed during the first quarter of fiscal year 2013. In December 2012, we announced a common stock repurchase program pursuant to which up to $1.0 billion could be used to repurchase outstanding shares of our common stock. The $1.0 billion repurchase program has a termination date in December 2016. During the Second Quarter, approximately 0.6 million shares of our common stock were repurchased pursuant to the $1.0 billion plan at a cost of $67.3 million.

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

10.1

First Amendment to Credit Agreement and Incremental Revolving Credit Commitment Agreement, dated as of May 23, 2014, by and among Fossil Group, Inc., Wells Fargo Bank, National Association, Bank of America, N.A., JPMorgan Chase Bank, N.A., HSBC Bank USA, National Association, Citibank, N.A., Compass Bank, Branch Banking and Trust Company, Keybank National Association, Royal Bank of Canada and U.S. Bank National Association. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 27, 2014).

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

FOSSIL GROUP, INC.

August 13, 2014	/S/ DENNIS R. SECOR
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

10.1

First Amendment to Credit Agreement and Incremental Revolving Credit Commitment Agreement, dated as of May 23, 2014, by and among Fossil Group, Inc., Wells Fargo Bank, National Association, Bank of America, N.A., JPMorgan Chase Bank, N.A., HSBC Bank USA, National Association, Citibank, N.A., Compass Bank, Branch Banking and Trust Company, Keybank National Association, Royal Bank of Canada and U.S. Bank National Association. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 27, 2014).

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