Form 10-Q
period 2014-10-04
Fossil Group, Inc.
filed 2014-11-13
CIK 883569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 4, 2014

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

The number of shares of the registrant’s common stock outstanding as of November 6, 2014: 51,084,331

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FOSSIL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

IN THOUSANDS

	October 4, 2014	December 28, 2013
Assets
Current assets:
Cash and cash equivalents	$218,095	$320,479
Accounts receivable - net of allowances of $72,489 and $74,841, respectively	395,837	454,762
Inventories	695,199	570,719
Deferred income tax assets-net	38,253	46,986
Prepaid expenses and other current assets	148,112	86,516
Total current assets	1,495,496	1,479,462

Property, plant and equipment - net of accumulated depreciation of $355,289 and $314,787, respectively	354,924	355,666
Goodwill	200,973	206,954
Intangible and other assets-net	185,460	188,332
Total long-term assets	741,357	750,952
Total assets	$2,236,853	$2,230,414

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$196,788	$165,433
Short-term debt	15,200	13,443
Accrued expenses:
Compensation	68,622	80,573
Royalties	43,693	65,117
Co-op advertising	17,419	25,599
Transaction taxes	33,692	35,134
Other	78,792	79,860
Income taxes payable	38,817	26,747
Total current liabilities	493,023	491,906

Long-term income taxes payable	18,212	15,720
Deferred income tax liabilities	98,061	98,168
Long-term debt	607,890	494,711
Other long-term liabilities	58,418	54,542
Total long-term liabilities	782,581	663,141
Commitments and contingencies (Note 13)

Stockholders’ equity:
Common stock, 51,878 and 54,708 shares issued and outstanding at October 4, 2014 and December 28, 2013, respectively	519	547
Additional paid-in capital	166,662	154,376
Retained earnings	783,207	877,063
Accumulated other comprehensive income	1,679	36,691
Total Fossil Group, Inc. stockholders’ equity	952,067	1,068,677
Noncontrolling interest	9,182	6,690
Total stockholders’ equity	961,249	1,075,367
Total liabilities and stockholders’ equity	$2,236,853	$2,230,414

See notes to the condensed consolidated financial statements.

FOSSIL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

UNAUDITED

IN THOUSANDS, EXCEPT PER SHARE DATA

	For the 13	For the 13	For the 40	For the 39
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	October 4,	September 28,	October 4,	September 28,
	2014	2013	2014	2013
Net sales	$894,482	$810,396	$2,444,846	$2,197,544
Cost of sales	385,444	345,427	1,047,986	945,203
Gross profit	509,038	464,969	1,396,860	1,252,341

Selling, general and administrative expenses	354,105	323,937	1,052,471	910,040

Operating income	154,933	141,032	344,389	342,301
Interest expense	3,796	3,036	11,389	6,016
Other income-net	2,198	259	751	9,082

Income before income taxes	153,335	138,255	333,751	345,367
Provision for income taxes	46,931	45,881	103,286	108,604

Net income	106,404	92,374	230,465	236,763
Less: Net income attributable to noncontrolling interest	2,683	2,640	7,884	7,130
Net income attributable to Fossil Group, Inc.	$103,721	$89,734	$222,581	$229,633

Other comprehensive income (loss), net of taxes:
Currency translation adjustment	$(43,479)	$19,277	$(43,080)	$2,424
Securities available for sale-net change	0	558	0	475
Derivative instruments-net change	11,773	(5,691)	11,361	(701)
Pension plan activity	0	0	(3,293)	0
Total other comprehensive income (loss)	(31,706)	14,144	(35,012)	2,198

Total comprehensive income	74,698	106,518	195,453	238,961
Less: Comprehensive income attributable to noncontrolling interest	2,683	2,640	7,884	7,130
Comprehensive income attributable to Fossil Group, Inc.	$72,015	$103,878	$187,569	$231,831

Earnings per share:
Basic	$1.97	$1.59	$4.16	$3.95
Diluted	$1.96	$1.58	$4.15	$3.93
Weighted average common shares outstanding:
Basic	52,691	56,458	53,454	58,150
Diluted	52,871	56,704	53,653	58,433

See notes to the condensed consolidated financial statements.

FOSSIL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

IN THOUSANDS

	For the 40	For the 39
	Weeks Ended	Weeks Ended
	October 4,	September 28,
	2014	2013
Operating Activities:
Net income	$230,465	$236,763
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	73,477	59,639
Stock-based compensation	14,238	11,062
Decrease in allowance for returns-net of inventory in transit	(727)	(3,586)
Loss on disposal of assets	643	660
Impairment losses	6,083	0
Gain on equity method investment	0	(6,510)
Decrease in allowance for doubtful accounts	(351)	(6,200)
Excess tax benefits from stock-based compensation	(885)	(7,204)
Deferred income taxes and other	(1,144)	5,968
Contingent consideration remeasurement	1,112	0

Changes in operating assets and liabilities:
Accounts receivable	48,385	22,919
Inventories	(146,141)	(144,726)
Prepaid expenses and other current assets	(49,220)	(9,512)
Accounts payable	33,216	14,368
Accrued expenses	(26,840)	(4,806)
Income taxes payable	15,600	11,118
Net cash provided by operating activities	197,911	179,953

Investing Activities:
Additions to property, plant and equipment	(70,904)	(66,334)
Increase in intangible and other assets	(11,586)	(8,959)
Proceeds from the sale of property, plant, equipment and other	112	2,027
Net change in restricted cash	0	424
Business acquisitions-net of cash acquired	0	(14,896)
Net investment hedge settlement	410	0
Net cash used in investing activities	(81,968)	(87,738)

Financing Activities:
Acquisition of common stock	(321,224)	(460,413)
Distribution of noncontrolling interest earnings	(5,392)	(4,679)
Excess tax benefits from stock-based compensation	885	7,204
Debt borrowings	637,000	960,116
Debt payments	(522,172)	(554,078)
Proceeds from exercise of stock options	1,922	6,203
Other financing activities	(1,942)	0
Net cash used in financing activities	(210,923)	(45,647)

Effect of exchange rate changes on cash and cash equivalents	(7,404)	5,095

Net (decrease) increase in cash and cash equivalents	(102,384)	51,663
Cash and cash equivalents:
Beginning of period	320,479	177,236
End of period	$218,095	$228,899

See notes to the condensed consolidated financial statements.

FOSSIL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1. FINANCIAL STATEMENT POLICIES

Basis of Presentation. The condensed consolidated financial statements include the accounts of Fossil Group, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”).

The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of October 4, 2014, and the results of operations for the thirteen-week periods ended October 4, 2014 (“Third Quarter”) and September 28, 2013 (“Prior Year Quarter”), respectively, and the forty week period ended October 4, 2014 (“Year To Date Period”) and the thirty-nine week period ended September 28, 2013 (“Prior Year YTD Period”). All adjustments are of a normal, recurring nature. The Company’s fiscal year periodically results in a 53-week year instead of a normal 52-week year. The current fiscal year ending January 3, 2015 is a 53-week year, with the additional week included in the first quarter of the fiscal year. Accordingly, the information presented herein includes forty weeks of operations for the Year To Date Period as compared to thirty-nine weeks in the Prior Year YTD Period.

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

Hedging Instruments. The Company is exposed to certain market risks relating to foreign exchange rates and interest rates. The Company actively monitors and attempts to manage these exposures using derivative instruments including foreign currency forward contracts and an interest rate swap. The Company’s foreign subsidiaries periodically enter into foreign exchange forward contracts to hedge the future payment of intercompany inventory transactions denominated in U.S. dollars. If the Company was to settle its euro, British pound, Canadian dollar, Japanese yen, Australian dollar, and Mexican peso forward contracts as of October 4, 2014, the net result would have been a net gain of approximately $14.9 million, net of taxes. To help protect against adverse fluctuations in interest rates, the Company has entered into an interest rate swap agreement to effectively convert a portion of its variable rate debt obligations to a fixed rate. To reduce exposure to changes in currency exchange rates adversely affecting the Company’s investment in a euro-denominated subsidiary, the Company entered into a forward contract designated as a net investment hedge that was settled during the second quarter of fiscal year 2014. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS (in thousands, except per share data):

	For the 13	For the 13	For the 40	For the 39
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	October 4,	September 28,	October 4,	September 28,
	2014	2013	2014	2013

Numerator:
Net income attributable to Fossil Group, Inc	$103,721	$89,734	$222,581	$229,633

Denominator:
Basic EPS computation:
Basic weighted average common shares outstanding	52,691	56,458	53,454	58,150
Basic EPS	$1.97	$1.59	$4.16	$3.95

Diluted EPS computation:
Basic weighted average common shares outstanding	52,691	56,458	53,454	58,150
Stock options, stock appreciation rights and restricted stock units	180	246	199	283
Diluted weighted average common shares outstanding	52,871	56,704	53,653	58,433
Diluted EPS	$1.96	$1.58	$4.15	$3.93

Approximately 336,000, 314,000, 271,000, and 290,000 weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation at the end of the Third Quarter, Year To Date Period, Prior Year Quarter, and Prior Year YTD Period, respectively, because they were antidilutive.

Recently Issued Accounting Standards. In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), to provide guidance on management’s responsibility to perform interim and annual assessments of an entity’s ability to continue as a going concern and to provide related disclosure requirements. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. This standard will not have a material impact on the Company’s consolidated results of operations or financial position.

In June 2014, FASB issued ASU 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 requires that a performance target, that affects vesting and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. The Company is evaluating the effect of adopting ASU 2014-12, but does not expect adoption will have a material impact on the Company’s consolidated results of operations or financial position.

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

In accordance with ASC 805, Business Combinations, the Company re-measured its preexisting investment in Fossil Spain to fair value as of January 1, 2013, resulting in a gain of $6.5 million, which was recorded in other income-net on the Company’s condensed consolidated statements of income and comprehensive income. The results of Fossil Spain’s operations have been included in the Company’s condensed consolidated financial statements since January 1, 2013. The Company recorded approximately $10.6 million of goodwill related to the acquisition.

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

Of the total consideration for Fossil Spain, 4.5 million euros (approximately $5.6 million) relating to the contingent consideration for calendar years 2013 and 2014 was recorded in accrued expenses — other, and 6.4 million euros (approximately $8.1 million) of the total consideration was recorded in other long-term liabilities in the condensed consolidated balance sheets at October 4, 2014.

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

Goodwill is the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. The changes in the carrying amount of goodwill, which is not subject to amortization, were as follows (in thousands):

	North America Wholesale	Europe Wholesale	Asia Pacific Wholesale	Total
Balance at December 28, 2013	$118,147	$77,217	$11,590	$206,954
Foreign currency changes	(46)	(5,910)	(25)	(5,981)
Balance at October 4, 2014	$118,101	$71,307	$11,565	$200,973

3. INVENTORIES

Inventories consisted of the following (in thousands):

	October 4, 2014	December 28, 2013
Components and parts	$47,954	$56,275
Work-in-process	9,609	14,017
Finished goods	637,636	500,427
Inventories	$695,199	$570,719

4. WARRANTY RESERVE

Warranty liability activity consisted of the following (in thousands):

	For the 40 Weeks Ended	For the 39 Weeks Ended
	October 4, 2014	September 28, 2013
Beginning balance	$15,658	$13,383
Settlements in cash or kind	(7,750)	(7,624)
Warranties issued and adjustments to preexisting warranties (1)	6,614	8,622
Liabilities assumed in acquisition	0	340
Ending balance	$14,522	$14,721

(1) Changes in cost estimates related to preexisting warranties are aggregated with accruals for new standard warranties issued and foreign currency changes.

5. INCOME TAXES

The Company’s income tax expense and related effective rate were as follows (in thousands, except percentage data):

	For the 13	For the 13	For the 40	For the 39
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	October 4,	September 28,	October 4,	September 28,
	2014	2013	2014	2013
Income tax expense	$46,931	$45,881	$103,286	$108,604
Income tax rate	30.6%	33.2%	30.9%	31.4%

The lower effective tax rates in the Third Quarter and Year To Date Period, as compared to the Prior Year Quarter and Prior Year YTD Period, respectively, were primarily attributable to a change in the Company’s geographical earnings mix.

As of October 4, 2014, the total amount of unrecognized tax benefits, excluding interest and penalties, was $16.8 million, of which $10.8 million would favorably impact the effective tax rate in future periods, if recognized. During the first quarter of fiscal 2014, the U.S. Internal Revenue Service began its examination of the Company’s 2010-2012 federal income tax returns. The Company is subject to examinations in various state and foreign jurisdictions for its 2007-2013 tax years, none of which the Company believes are significant individually or in the aggregate. Tax audit outcomes and timing of tax audit settlements are subject to significant uncertainty.

The Company has classified uncertain tax positions as long-term income taxes payable, unless such amounts are expected to be paid within twelve months of the condensed consolidated balance sheet date. As of October 4, 2014, the Company had recorded $0.6 million of unrecognized tax benefits, excluding interest and penalties, for positions that could be settled within the next twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes receivable/payable, respectively. The total amount of accrued income tax-related interest and penalties included in the condensed consolidated balance sheets at October 4, 2014 was $1.7 million and $0.4 million, respectively. For the Third Quarter and Year To Date Period, the Company accrued income tax-related interest expense of $0.2 million and $0.6 million, respectively.

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

During the Year To Date Period, the Company effectively retired 3.0 million shares of common stock repurchased under its repurchase programs. The effective retirement of repurchased common stock decreased common stock by approximately $30,000, additional paid-in capital by $1.9 million, retained earnings by $316.4 million and treasury stock by $318.4 million. At December 28, 2013 and October 4, 2014, all treasury stock had been effectively retired. As of October 4, 2014, the Company had $175.3 million of repurchase authorizations remaining under its combined repurchase plans. See “Note 15 — Subsequent Event” for additional information on common stock repurchase programs.

The following tables reflect the Company’s common stock repurchase activity for the periods indicated (in millions):

			For the 13 Weeks Ended October 4, 2014		For the 13 Weeks Ended September 28, 2013
Fiscal Year Authorized	Dollar Value Authorized	Termination Date	Number of Shares Repurchased	Dollar Value Repurchased	Number of Shares Repurchased	Dollar Value Repurchased
2012	$1,000.0	December 2016	1.3	$133.8	2.0	$228.2
2010	$30.0	None	0.0	$0.0	0.0	$0.0

			For the 40 Weeks Ended October 4, 2014		For the 39 Weeks Ended September 28, 2013
Fiscal Year Authorized	Dollar Value Authorized	Termination Date	Number of Shares Repurchased	Dollar Value Repurchased	Number of Shares Repurchased	Dollar Value Repurchased
2012	$1,000.0	December 2016	3.0	$318.4	3.9	$415.4
2010	$30.0	None	0.0	$0.0	0.0	$0.0
2010	$750.0	December 2013 (1)	0.0	$0.0	0.4	$38.6

(1) In the first quarter of fiscal year 2013, the Company completed this repurchase plan.

Controlling and Noncontrolling Interest. The following tables summarize the changes in equity attributable to controlling and noncontrolling interest (in thousands):

	Fossil Group, Inc.		Total
	Stockholders’	Noncontrolling	Stockholders’
	Equity	Interest	Equity
Balance at December 28, 2013	$1,068,677	$6,690	$1,075,367
Net income	222,581	7,884	230,465
Currency translation adjustment	(43,080)	0	(43,080)
Derivative instruments - net change	11,361	0	11,361
Common stock issued upon exercise of stock options	1,922	0	1,922
Tax benefit derived from stock-based compensation	885	0	885
Distribution of noncontrolling interest earnings	0	(5,392)	(5,392)
Pension plan activity	(3,293)	0	(3,293)
Acquisition of common stock	(321,224)	0	(321,224)
Stock-based compensation expense	14,238	0	14,238
Balance at October 4, 2014	$952,067	$9,182	$961,249

	Fossil Group, Inc.		Total
	Stockholders’	Noncontrolling	Stockholders’
	Equity	Interest	Equity
Balance at December 29, 2012	$1,233,535	$6,929	$1,240,464
Net income	229,633	7,130	236,763
Currency translation adjustment	2,424	0	2,424
Securities available for sale - net change	475	0	475
Derivative instruments - net change	(701)	0	(701)
Common stock issued upon exercise of stock options	6,203	0	6,203
Tax benefit derived from stock-based compensation	7,204	0	7,204
Distribution of noncontrolling interest earnings	0	(4,679)	(4,679)
Acquisition of common stock	(460,413)	0	(460,413)
Stock-based compensation expense	11,062	0	11,062
Balance at September 28, 2013	$1,029,422	$9,380	$1,038,802

7. EMPLOYEE BENEFIT PLANS

Stock-Based Compensation Plans. The following table summarizes stock options and stock appreciation rights activity during the Year To Date Period:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
Stock Options and Stock Appreciation Rights	Shares	Exercise Price	Term (Years)	Value
	in thousands			in thousands
Outstanding at December 28, 2013	678	$76.15	6.2	$31,794
Granted	94	111.90
Exercised	(49)	42.91		3,318
Forfeited or expired	(14)	120.38
Outstanding at October 4, 2014	709	82.34	5.7	18,541
Exercisable at October 4, 2014	516	$70.42	5.2	$18,316

The aggregate intrinsic value shown in the table above is before income taxes and is based on (i) the exercise price for outstanding and exercisable options/rights at October 4, 2014 and (ii) the fair market value of the Company’s common stock on the exercise date for options/rights that were exercised during the Year To Date Period.

Stock Options and Stock Appreciation Rights Outstanding and Exercisable. The following table summarizes information with respect to stock options and stock appreciation rights outstanding and exercisable at October 4, 2014:

Stock Options Outstanding				Stock Options Exercisable
			Weighted-
		Weighted-	Average		Weighted-
		Average	Remaining		Average
Range of	Number of	Exercise	Contractual	Number of	Exercise
Exercise Prices	Shares	Price	Term (Years)	Shares	Price
	in thousands			in thousands
$13.65 - $21.51	70	$15.37	3.7	70	$15.37
$21.55 - $34.59	57	29.47	2.4	57	29.47
$35.78 - $67.10	72	39.90	4.8	72	39.90
$69.53 - $106.40	101	80.88	6.5	97	80.75
$106.89 - $131.46	169	128.10	7.4	116	128.10
Total	469	$75.64	5.6	412	$68.78

Stock Appreciation Rights Outstanding				Stock Appreciation Rights Exercisable
			Weighted-
		Weighted-	Average		Weighted-
		Average	Remaining		Average
Range of	Number of	Exercise	Contractual	Number of	Exercise
Exercise Prices	Shares	Price	Term (Years)	Shares	Price
	in thousands			in thousands
$13.65 - $21.51	19	$13.65	2.5	19	$13.65
$21.55 - $34.59	6	30.71	1.5	6	30.71
$35.78 - $67.10	14	43.64	3.9	13	42.40
$69.53 - $106.40	72	93.54	5.9	36	87.88
$106.89 - $131.46	128	117.46	6.8	30	127.16
Total	239	$95.47	5.9	104	$76.88

Restricted Stock and Restricted Stock Units. The following table summarizes restricted stock and restricted stock unit activity during the Year To Date Period:

Restricted Stock and Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value
	in thousands
Nonvested at December 28, 2013	219	$99.27
Granted	159	111.35
Vested	(110)	90.73
Forfeited	(12)	108.14
Nonvested at October 4, 2014	256	$110.04

The total fair value of restricted stock and restricted stock units vested during the Year To Date Period was approximately $12.2 million.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table illustrates changes in the balances of each component of accumulated other comprehensive income, net of taxes (in thousands):

	For the 13 Weeks Ended October 4, 2014
	Currency Translation Adjustments	Forward Contracts	Interest Rate Swap	Net Investment Hedge	Pension Plan	Total
Beginning balance	$38,551	$(2,547)	$(319)	$257	$(2,557)	$33,385
Other comprehensive income (loss) before reclassifications	(43,479)	21,752	(91)	0	0	(21,818)
Tax (expense) benefit	0	(9,341)	33	0	0	(9,308)
Amounts reclassed from accumulated other comprehensive income	0	1,560	(680)	0	0	880
Tax (expense) benefit	0	(548)	248	0	0	(300)
Total other comprehensive income (loss)	(43,479)	11,399	374	0	0	(31,706)
Ending balance	$(4,928)	$8,852	$55	$257	$(2,557)	$1,679

	For the 13 Weeks Ended September 28, 2013
	Currency Translation Adjustments	Securities Available for Sale	Forward Contracts	Interest Rate Swap	Total
Beginning balance	$13,328	$(558)	$4,044	$0	$16,814
Other comprehensive income (loss) before reclassifications	19,277	558	(8,649)	(1,463)	9,723
Tax (expense) benefit	0	0	3,916	541	4,457
Amounts reclassed from accumulated other comprehensive income	0	0	527	(460)	67
Tax (expense) benefit	0	0	(201)	170	(31)
Total other comprehensive income (loss)	19,277	558	(5,059)	(632)	14,144
Ending balance	$32,605	$0	$(1,015)	$(632)	$30,958

	For the 40 Weeks Ended October 4, 2014
	Currency Translation Adjustments	Forward Contracts	Interest Rate Swap	Net Investment Hedge	Pension Plan	Total
Beginning balance	$38,152	$(2,091)	$(106)	$0	$736	$36,691
Other comprehensive income (loss) before reclassifications	(43,080)	19,652	(1,850)	410	(2,946)	(27,814)
Tax (expense) benefit	0	(9,228)	676	(153)	(347)	(9,052)
Amounts reclassed from accumulated other comprehensive income	0	(839)	(2,103)	0	0	(2,942)
Tax (expense) benefit	0	320	768	0	0	1,088
Total other comprehensive income (loss)	(43,080)	10,943	161	257	(3,293)	(35,012)
Ending balance	$(4,928)	$8,852	$55	$257	$(2,557)	$1,679

	For the 39 Weeks Ended September 28, 2013
	Currency Translation Adjustments	Securities Available for Sale	Forward Contracts	Interest Rate Swap	Total
Beginning balance	$30,181	$(475)	$(946)	$0	$28,760
Other comprehensive income (loss) before reclassifications	2,424	475	945	(1,463)	2,381
Tax (expense) benefit	0	0	110	541	651
Amounts reclassed from accumulated other comprehensive income	0	0	1,917	(460)	1,457
Tax (expense) benefit	0	0	(793)	170	(623)
Total other comprehensive income (loss)	2,424	475	(69)	(632)	2,198
Ending balance	$32,605	$0	$(1,015)	$(632)	$30,958

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

Summary information by operating segment was as follows (in thousands):

	For the 13 Weeks Ended		For the 13 Weeks Ended
	October 4, 2014		September 28, 2013
	Net Sales	Operating Income	Net Sales	Operating Income

North America wholesale:
External customers	$319,088	$72,441	$300,707	$76,689
Intersegment	57,843		54,318
Europe wholesale:
External customers	242,201	73,701	209,507	56,180
Intersegment	57,186		51,888
Asia Pacific wholesale:
External customers	116,654	32,761	104,835	36,046
Intersegment	331,569		287,100
Direct to consumer	216,539	22,174	195,347	18,567
Intersegment items	(446,598)		(393,306)
Corporate		(46,144)		(46,450)
Consolidated	$894,482	$154,933	$810,396	$141,032

	For the 40 Weeks Ended		For the 39 Weeks Ended
	October 4, 2014		September 28, 2013
	Net Sales	Operating Income	Net Sales	Operating Income

North America wholesale:
External customers	$857,107	$176,232	$816,565	$203,418
Intersegment	148,812		149,280
Europe wholesale:
External customers	650,241	169,423	554,171	131,178
Intersegment	156,776		131,289
Asia Pacific wholesale:
External customers	325,945	95,389	287,798	94,069
Intersegment	827,853		742,190
Direct to consumer	611,553	48,206	539,010	41,784
Intersegment items	(1,133,441)		(1,022,759)
Corporate		(144,861)		(128,148)
Consolidated	$2,444,846	$344,389	$2,197,544	$342,301

The following tables reflect net sales for each class of similar products in the periods presented (in thousands, except percentage data):

	For the 13 Weeks Ended October 4, 2014		For the 13 Weeks Ended September 28, 2013
	Net Sales	Percentage of Total	Net Sales	Percentage of Total

Watches	$696,291	77.8%	$619,087	76.4%
Leathers	107,954	12.1	114,692	14.1
Jewelry	70,718	7.9	57,320	7.1
Other	19,519	2.2	19,297	2.4
Total	$894,482	100.0%	$810,396	100.0%

	For the 40 Weeks Ended October 4, 2014		For the 39 Weeks Ended September 28, 2013
	Net Sales	Percentage of Total	Net Sales	Percentage of Total

Watches	$1,908,887	78.1%	$1,679,329	76.4%
Leathers	295,001	12.1	309,228	14.1
Jewelry	183,419	7.5	146,677	6.7
Other	57,539	2.3	62,310	2.8
Total	$2,444,846	100.0%	$2,197,544	100.0%

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

For a derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss), net of taxes and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, the Company’s hedges resulted in no ineffectiveness in the condensed consolidated statements of income and comprehensive income, and there were no components excluded from the assessment of hedge effectiveness for the Third Quarter, Prior Year Quarter, Year To Date Period, or Prior Year YTD Period.

All derivative instruments are recognized as either assets or liabilities at fair value in the condensed consolidated balance sheets. Derivatives designated as cash flow hedges are recorded at fair value at each balance sheet date and the change in fair value is recorded to accumulated other comprehensive income within the equity section of the Company’s condensed consolidated balance sheet until such derivative’s gains or losses become realized or the cash flow hedge relationship is terminated. If the cash flow hedge relationship is terminated, the derivative’s gains or losses that are recorded in accumulated other comprehensive income will be recognized in earnings when the hedged cash flows occur. However, for cash flow hedges that are terminated because the forecasted transaction is not expected to occur in the original specified time period, the derivative’s gains or losses are immediately recognized in earnings. There were no gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges in the Third Quarter, Prior Year Quarter, Year To Date Period or Prior Year YTD Period. Hedge accounting is discontinued if it is determined that the derivative is not highly effective. The Company records all forward contract hedge assets and liabilities on a gross basis as they do not meet the balance sheet netting criteria because the Company does not have master netting agreements established with the derivative counterparties that would allow for net settlement.

As of October 4, 2014, the Company had the following outstanding forward contracts that were entered into to hedge the future payments of intercompany inventory transactions (in millions):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Euro	183.9	U.S. dollar	247.8
British pound	29.0	U.S. dollar	47.6
Canadian dollar	35.6	U.S. dollar	32.6
Japanese yen	2,705.0	U.S. dollar	26.5
Australian dollar	16.9	U.S. dollar	15.4
Mexican peso	202.1	U.S. dollar	15.2

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

Net Investment Hedge. The Company is also exposed to risk that adverse changes in foreign currency exchange rates could impact its net investment in foreign operations. To manage this risk, during the first quarter of fiscal year 2014, the Company entered into a forward contract designated as a net investment hedge to reduce exposure to changes in currency exchange rates on €25.0 million of its total investment in a wholly-owned euro-denominated foreign subsidiary. The hedge was settled in the second quarter of fiscal year 2014. The effective portion of derivatives designated as net investment hedges are recorded at fair value at each balance sheet date and the change in fair value is recorded as a component of other comprehensive income (loss) in the Company’s condensed consolidated statements of income and comprehensive income. The Company uses the hypothetical derivative method to assess the ineffectiveness of net investment hedges. Should any portion of a net investment hedge become ineffective, the ineffective portion will be reclassified to other income-net on the Company’s condensed consolidated statements of income and comprehensive income. Gains and losses reported in accumulated other comprehensive income will not be reclassified into earnings until the Company’s underlying investment is liquidated or dissolved.

Non-designated Hedges. The Company also periodically enters into forward contracts to manage exchange rate risks associated with certain non-inventory intercompany transactions and to which the Company does not elect hedge treatment. All of the Company’s outstanding forward contracts were designated as hedging instruments as of October 4, 2014 and December 28, 2013. Changes in the fair value of derivatives not designated as hedging instruments are recognized in earnings when they occur.

The effective portion of gains and losses on derivative instruments that was recognized in other comprehensive income (loss), net of taxes during the Third Quarter, Prior Year Quarter, Year To Date Period and Prior Year YTD Period is set forth below (in thousands):

Derivative Contracts Under ASC 815	For the 13 Weeks Ended October 4, 2014	For the 13 Weeks Ended September 28, 2013
Cash flow hedges:
Foreign exchange forward contracts	$12,411	$(4,733)
Interest rate swap	(58)	(922)
Net investment hedge	0	0
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$12,353	$(5,655)

Derivative Contracts Under ASC 815	For the 40 Weeks Ended October 4, 2014	For the 39 Weeks Ended September 28, 2013
Cash flow hedges:
Foreign exchange forward contracts	$10,424	$1,055
Interest rate swap	(1,174)	(922)
Net investment hedge	257	0
Total gain recognized in other comprehensive income (loss), net of taxes	$9,507	$133

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

	Condensed
	Consolidated		For the 13	For the 13
	Statements of Income		Weeks Ended	Weeks Ended
Derivative Contracts	and Comprehensive		October 4,	September 28,
Under ASC 815	Income Location		2014	2013

Foreign exchange contracts designated as cash flow hedging instruments	Other income-net	Total gain reclassified from other comprehensive income (loss)	$1,012	$326

Interest rate swap designated as a cash flow hedging instrument	Interest expense	Total loss reclassified from other comprehensive income (loss)	$(432)	$(290)

	Condensed
	Consolidated		For the 40	For the 39
	Statements of Income		Weeks Ended	Weeks Ended
Derivative Contracts	and Comprehensive		October 4,	September 28,
Under ASC 815	Income Location		2014	2013

Foreign exchange contracts designated as cash flow hedging instruments	Other income-net	Total (loss) gain reclassified from other comprehensive income (loss)	$(519)	$1,124

Foreign exchange contracts not designated as hedging instruments	Other income-net	Total loss recognized in income	$(148)	$(74)

Interest rate swap designated as a cash flow hedging instrument	Interest expense	Total loss reclassified from other comprehensive income (loss)	$(1,335)	$(290)

The following table discloses the fair value amounts for the Company’s derivative instruments as separate asset and liability values, presents the fair value of derivative instruments on a gross basis, and identifies the line items in the condensed consolidated balance sheets in which the fair value amounts for these categories of derivative instruments are included (in thousands):

	Asset Derivatives				Liability Derivatives
	October 4, 2014		December 28, 2013		October 4, 2014		December 28, 2013
	Condensed		Condensed		Condensed		Condensed
	Consolidated		Consolidated		Consolidated		Consolidated
Derivative Contracts Under	Balance	Fair	Balance	Fair	Balance	Fair	Balance	Fair
ASC 815	Sheets Location	Value	Sheets Location	Value	Sheets Location	Value	Sheets Location	Value

Foreign exchange contracts designated as cash flow hedging instruments	Prepaid expenses and other current assets	$20,016	Prepaid expenses and other current assets	$3,289	Accrued expenses-other	$198	Accrued expenses-other	$7,651

Interest rate swap designated as a cash flow hedging instrument	Prepaid expenses and other current assets	0	Prepaid expenses and other current assets	0	Accrued expenses-other	2,382	Accrued expenses-other	2,783

Foreign exchange contracts designated as cash flow hedging instruments	Intangible and other assets- net	2,920	Intangible and other assets- net	219	Other long-term liabilities	0	Other long-term liabilities	563

Interest rate swap designated as a cash flow hedging instrument	Intangible and other assets- net	2,965	Intangible and other assets- net	4,307	Other long-term liabilities	496	Other long-term liabilities	1,693
Total		$25,901		$7,815		$3,076		$12,690

At the end of the Third Quarter, the Company had forward contracts with maturities extending through March 2016. The estimated net amount of the existing gains or losses at October 4, 2014 that is expected to be reclassified into earnings within the next twelve months is a gain of $13.0 million. See “Note 1—Financial Statement Policies” for additional disclosures on foreign currency hedging instruments.

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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of October 4, 2014 (in thousands):

	Fair Value at October 4, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Forward contracts	$0	$22,936	$0	$22,936
Deferred compensation plan assets:
Investment in publicly traded mutual funds	2,492	0	0	2,492
Interest rate swap	0	2,965	0	2,965
Total	$2,492	$25,901	$0	$28,393
Liabilities:
Contingent consideration	$0	$0	$8,889	$8,889
Forward contracts	0	198	0	198
Interest rate swap	0	2,878	0	2,878
Total	$0	$3,076	$8,889	$11,965

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

The Company has evaluated its short-term and long-term debt as of October 4, 2014 and December 28, 2013 and believes, based on the interest rates, related terms and maturities, that the fair values of such instruments approximated their carrying amounts. As of October 4, 2014 and December 28, 2013, the carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated their values due to the short-term maturities of these accounts.

The fair value of the contingent consideration liability related to Fossil Spain was determined using Level 3 inputs. See “Note 2 — Acquisitions and Goodwill” for additional disclosure about the acquisition. The contingent consideration is based on Fossil Spain’s forecasted earnings during the three year period from January 1, 2013 to December 31, 2015. The contingent consideration for calendar years 2013 and 2014 will be paid each year, generally within thirty days of calculation of the amount. The contingent consideration for calendar year 2015 will be paid upon the execution of the purchase agreement in 2016. During the Third Quarter, the Company made a 1.4 million euro payment towards the 2013 contingent consideration, leaving a remaining liability of 1.4 million euros (approximately $1.8 million). The fair value of the contingent consideration was determined using present value techniques with forecasted future cash flows for Fossil Spain as the significant unobservable input. Due to an increase in Fossil Spain’s estimated future revenue for calendar years 2014 and 2015, the Company recorded an unfavorable $1.1 million remeasurement adjustment in selling, general and administrative expenses (“SG&A”) during the Third Quarter to the contingent consideration liability. Future revenue growth based on management’s projections for calendar years 2014 and 2015 now range from 4% to 17%. Operating expenses are projected to be approximately 28% of revenues for calendar years 2014 and 2015. A discount rate of 19% was used to calculate the present value of the contingent consideration. The contingent consideration liability for calendar years 2014 and 2015 is valued at the maximum annual variable price of 3.5 million euros for each year. A decrease in future cash flows may result in a lower estimated fair value of the contingent consideration liability. Future changes in the estimated fair value of the contingent consideration liability, if any, will be reflected in earnings.

The fair values of the interest rate swap asset and liability are determined using valuation models based on market observable inputs, including forward curves, mid-market price, foreign exchange spot or forward rates, and volatility levels. See “Note 10—Derivatives and Risk Management” for additional disclosures about the interest rate swap.

In accordance with the provisions of ASC 360, Property, Plant and Equipment, property, plant and equipment—net with a carrying amount of $6.1 million related to retail store leasehold improvements and fixturing was fully impaired, resulting in an impairment charge of $6.1 million for the Year To Date Period.

The fair values of assets related to the retail store leasehold improvements and fixturing were determined using Level 3 inputs. If undiscounted cash flows estimated to be generated through the operation of retail stores are less than the carrying value of the underlying assets, the assets are impaired. If it is determined that the assets are impaired, the fair value of the assets is calculated using future estimated discounted cash flows, and then an impairment loss is recorded for the amount by which the book value of the assets exceed their fair value. Impairment expenses related to retail stores are recorded in SG&A expenses within the Direct to consumer segment. Other than the assets related to the retail stores mentioned above, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis as of October 4, 2014.

12. INTANGIBLE AND OTHER ASSETS

The following table summarizes intangible and other assets (in thousands):

		October 4, 2014		December 28, 2013
	Useful	Gross	Accumulated	Gross	Accumulated
	Lives	Amount	Amortization	Amount	Amortization
Intangibles-subject to amortization:
Trademarks	10 yrs.	$4,175	$2,887	$4,175	$2,695
Customer lists	5-10 yrs.	42,369	16,816	43,367	14,065
Patents	3-20 yrs.	2,273	1,767	2,273	1,360
Noncompete agreement	6 yrs.	1,874	781	1,913	558
Other	7-20 yrs.	343	300	263	207
Total intangibles-subject to amortization		51,034	22,551	51,991	18,885
Intangibles-not subject to amortization:
Trade names		83,626		83,659
Other assets:
Key money deposits		33,320	18,188	35,535	17,038
Other deposits		26,067		22,574
Deferred compensation plan assets		2,492		2,360
Deferred tax asset-net		9,450		10,044
Restricted cash		696		752
Shop-in-shop		19,935	10,039	16,334	7,767
Interest rate swap		2,965		4,307
Other		6,653		4,466
Total other assets		101,578	28,227	96,372	24,805
Total intangible and other assets		$236,238	$50,778	$232,022	$43,690
Total intangible and other assets-net			$185,460		$188,332

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

Amortization expense for intangible assets was approximately $1.3 million in each of the Third Quarter and Prior Year Quarter, and $3.9 million in each of the Year to Date Period and Prior Year YTD Period. Estimated aggregate future amortization expense by fiscal year for intangible assets is as follows (in thousands):

Fiscal Year	Amortization Expense
2014 (remaining)	$1,268
2015	4,687
2016	4,548
2017	4,290
2018	3,929
2019	3,832

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

The Company made principal payments of $3.1 million and $12.5 million under its $250 million term loan (the “Term Loan”) during the Third Quarter and Year To Date Period, respectively. The Company had net borrowings of $80.2 million and $128.2 million under its Revolver during the Third Quarter and Year To Date Period, respectively. Borrowings were primarily used to fund common stock repurchases, capital expenditures and normal operating expenses. As of October 4, 2014, $234.4 million and $378.2 million were outstanding under the Term Loan and the Revolver, respectively. Amounts available under the Revolver are reduced by any amounts outstanding under standby letters of credit. As of October 4, 2014, the Company had available borrowing capacity of approximately $670.9 million under the Revolver. The Company incurred approximately $1.5 million and $4.7 million of interest expense related to the Term Loan during the Third Quarter and Year To Date Period, respectively, including the impact of the related interest rate swap. The Company incurred approximately $1.5 million and $4.1 million of interest expense related to the Revolver during the Third Quarter and Year To Date Period, respectively. The Company was in compliance with all covenants in the Term Loan and Revolver as of October 4, 2014.

15. SUBSEQUENT EVENT

Share Repurchase Program. On November 10, 2014, the Company’s board of directors authorized a new $1.0 billion share repurchase program with an expiration date of December 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition and results of operations of Fossil Group, Inc. and its subsidiaries for the thirteen and forty week periods ended October 4, 2014 (the “Third Quarter” and “Year To Date Period,” respectively) as compared to the thirteen and thirty-nine week periods ended September 28, 2013 (the “Prior Year Quarter” and “Prior Year YTD Period,” respectively). Our fiscal year periodically results in a 53-week year instead of a normal 52-week year. The current fiscal year ending January 3, 2015 is a 53-week year, with the additional week included in the first quarter of the fiscal year. Accordingly, the information presented herein includes forty weeks of operations for the Year To Date Period as compared to thirty-nine weeks in the Prior Year YTD Period. This discussion should be read in conjunction with the condensed consolidated financial statements and the related notes thereto.

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

Domestically, we sell our products through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, Company-owned retail and outlet stores, mass market stores, and through our FOSSIL® website. Our wholesale customer base includes, among others, Dillard’s, JCPenney, Kohl’s, Macy’s, Neiman Marcus, Nordstrom, Saks Fifth Avenue, Target and Wal-Mart. In the United States, our network of Company-owned stores included 124 retail stores located in premier retail sites and 130 outlet stores located in major outlet malls as of October 4, 2014. In addition, we offer an extensive collection of our FOSSIL brand products on our website, www.fossil.com, as well as proprietary and licensed watch and jewelry brands through other managed and affiliate websites.

Internationally, our products are sold to department stores, specialty retail stores and specialty watch and jewelry stores in approximately 150 countries worldwide through 25 Company-owned foreign sales subsidiaries and through a network of over 60 independent distributors. Our products are offered on airlines and cruise ships and in international Company-owned retail stores. Internationally, our network of Company-owned stores included 226 retail stores and 101 outlet stores in select international markets as of October 4, 2014. Our products are also sold through licensed and franchised FOSSIL retail stores, retail concessions operated by us and kiosks in certain international markets, as well as our websites in certain countries.

Our business is subject to economic cycles and consumer spending conditions. Purchases of discretionary fashion accessories, such as our watches, handbags, jewelry and other products, tend to decline during recessionary periods when disposable income is lower and consumers are hesitant to use available credit. If economic conditions worsen or if the global or regional economies slip back into a recession, our revenues and earnings could be negatively impacted.

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

Our international operations are subject to many risks, including foreign currency fluctuations and risks related to the global economy. Generally, a strengthening of the U.S. dollar against currencies of other countries in which we operate will reduce the translated amounts of sales and operating expenses of our subsidiaries, which results in a reduction of our consolidated operating income. We manage these currency risks by using derivative instruments. The primary risks managed by using derivative instruments are the future payments by non-U.S. dollar functional currency subsidiaries of intercompany inventory transactions denominated in U.S. dollars. We enter into foreign exchange forward contracts to manage fluctuations in global currencies that will ultimately be used to settle such U.S. dollar denominated inventory purchases.

For a more complete discussion of the risks facing our business, see “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

Results of Operations

Executive Summary. During the Third Quarter, net sales rose 10% representing growth across each of our geographic regions with particular strength in Europe and Asia as compared to the Prior Year Quarter. In North America, our most mature market, we achieved sequential quarterly improvement in the growth rate, despite increased promotional activity in our outlet channel to combat negative traffic trends. Both of our own lifestyle brands grew during the Third Quarter with FOSSIL and SKAGEN® branded products increasing 2% and 24%, respectively, while our multi-brand global watch portfolio increased 12%. FOSSIL brand’s strongest growth was in Asia, where we have been working to expand our distribution. From a product perspective, our FOSSIL brand growth was led by a double-digit increase in watches, partially offset by declines in leathers and jewelry compared to the Prior Year Quarter. SKAGEN brand sales accelerated during the Third Quarter with double-digit growth across each region driven by watches. Growth in our multi-brand global watch portfolio continued to be balanced geographically and across multiple brands with double-digit increases in Europe and Asia and solid growth in North America. Our Direct to consumer business grew during the Third Quarter primarily as a result of store expansion, as global comparable store sales in our owned retail stores were down slightly. Positive comparable store sales results in Europe and Asia were offset by a decline in North America, primarily as a result of traffic declines in the U.S. that were only partially offset by higher conversion rates.

Gross profit increased during the Third Quarter, while the gross margin rate contracted as compared to the Prior Year Quarter. The gross margin rate reduction was primarily driven by the impact of increased promotional activity, primarily in our U.S. outlet stores, as compared to the Prior Year Quarter. Partially offsetting this decrease was the impact of a favorable regional distribution mix given the growth in international markets. Our operating margin contracted during the Third Quarter as a result of the gross margin rate decrease, partially offset by leverage achieved in our operating expense rate. We managed infrastructure spending tightly and drove leverage in more mature areas of our business, redeploying some of the capacity to invest in growth initiatives and customer facing activities.

During the Third Quarter, we invested $133.8 million to repurchase 1.3 million shares of our common stock. Our financial performance combined with our repurchase activity resulted in earnings of $1.96 per diluted share.

Quarterly Periods Ended October 4, 2014 and September 28, 2013

Consolidated Net Sales. Net sales increased $84.1 million or 10.4% for the Third Quarter as compared to the Prior Year Quarter, representing sales growth across each of our wholesale and Direct to consumer businesses. Global watch sales continued to deliver strong year-over-year growth, increasing $77.2 million or 12.5%. We believe that we continue to gain market share in the watch category given our powerful portfolio of global lifestyle brands, design innovation and our global production and distribution advantages. Our jewelry product category also contributed favorably to the Third Quarter net sales growth, increasing $13.4 million or 23.4% as a result of a strong performance in licensed jewelry, partially offset by a decrease in FOSSIL branded products. Our leathers category declined $6.7 million or 5.8% during the Third Quarter as we anniversaried high clearance volumes in the Prior Year Quarter. Net sales information by product category is summarized as follows (dollars in millions):

	For the 13 Weeks Ended		For the 13 Weeks Ended
	October 4, 2014		September 28, 2013
		Percentage		Percentage	Growth (Decline)
	Amounts	of Total	Amounts	of Total	Dollars	Percentage

Watches	$696.3	77.8%	$619.1	76.4%	$77.2	12.5%
Leathers	108.0	12.1	114.7	14.1	(6.7)	(5.8)
Jewelry	70.7	7.9	57.3	7.1	13.4	23.4
Other	19.5	2.2	19.3	2.4	0.2	1.0
Total net sales	$894.5	100.0%	$810.4	100.0%	$84.1	10.4%

As a multinational enterprise, we are exposed to changes in foreign currency exchange rates. The translation of the operations of our foreign-based entities from their local currencies into U.S. dollars is sensitive to changes in foreign currency exchange rates. In general, our overall financial results are affected positively by a weaker U.S. dollar and are affected negatively by a stronger U.S. dollar as compared to the foreign currencies in which we conduct our business. In the Third Quarter, the translation of foreign-based net sales into U.S. dollars increased reported net sales by approximately $2.8 million, including favorable impacts of $2.2 million and $0.7 million in our Europe wholesale and Asia Pacific wholesale segments, respectively, and $0.6 million in our Direct to consumer business. These gains were partially offset by an unfavorable translation impact of $0.7 million in our North America wholesale business.

The following table sets forth consolidated net sales by segment (dollars in millions):

	For the 13 Weeks Ended		For the 13 Weeks Ended
	October 4, 2014		September 28, 2013
		Percentage		Percentage	Growth
	Amounts	of Total	Amounts	of Total	Dollars	Percentage
Wholesale:
North America	$319.1	35.7%	$300.7	37.1%	$18.4	6.1%
Europe	242.2	27.1	209.5	25.9	32.7	15.6
Asia Pacific	116.7	13.0	104.8	12.9	11.9	11.4
Total wholesale	678.0	75.8	615.0	75.9	63.0	10.2
Direct to consumer	216.5	24.2	195.4	24.1	21.1	10.8
Total net sales	$894.5	100.0%	$810.4	100.0%	$84.1	10.4%

North America Wholesale Net Sales. North America wholesale net sales increased $18.4 million or 6.1% during the Third Quarter in comparison to the Prior Year Quarter. Growth in the region was led by the U.S. as a result of increased wholesale shipments to major department stores and boutiques despite a continued challenging retail environment. Sales during the Third Quarter benefitted from collaboration with our retail partners to optimize inventory levels as well as the launch of Tory Burch® watches. Our multi-brand watch portfolio led the growth, increasing $20.5 million or 8.7%, followed by our jewelry category, increasing $6.3 million or 46.1%, while our leathers business decreased $9.0 million or 18.6% during the Third Quarter.

Europe Wholesale Net Sales. Europe wholesale net sales increased $32.7 million or 15.6% ($30.5 million or 14.5% in constant currency) representing sales gains across all major markets within the European region. Sales growth was particularly strong in the United Kingdom, France and Germany. From a product category perspective, on a constant currency basis, sales growth was led by a $28.1 million or 17.2% increase in our multi-brand watch portfolio and a $5.6 million or 19.4% increase in jewelry, partially offset by a $3.7 million or 32.0% decrease in leather products during the Third Quarter as compared to the Prior Year Quarter.

Asia Pacific Wholesale Net Sales. Asia Pacific wholesale net sales expanded $11.9 million or 11.4% ($11.1 million or 10.6% in constant currency). We experienced sales growth across the majority of the markets in the region led by Japan and India, while sales in South Korea decreased as market conditions there remain weak. Our watch category made the greatest contribution in the Asia Pacific region, increasing $10.5 million or 10.8%, in constant currency. At the end of the Third Quarter, we operated 318 concession locations in Asia, with a net three new concessions opened during the Third Quarter. For the Third Quarter as compared to the Prior Year Quarter, concession sales increased modestly as a result of new door growth, partially offset by a decline in comparable concession sales.

Direct to Consumer Net Sales. Direct to consumer net sales for the Third Quarter increased $21.1 million or 10.8%, in comparison to the Prior Year Quarter, as a result of store expansion as global comparable store sales results were down slightly. Positive comparable store sales results in Europe and Asia were offset by a modest decline in North America, primarily driven by the U.S. stores, where conversion rates improved but not enough to offset the impact of significant mall traffic declines and promotional activity in our outlet stores. Compared to the Prior Year Quarter, comparable store sales in watches and jewelry were flat during the Third Quarter, while sales of leather products decreased slightly.

The following table sets forth the number of stores by concept on the dates indicated below:

	October 4, 2014			September 28, 2013
	North America	Other International	Total	North America	Other International	Total
Full price accessory	119	167	286	115	162	277
Outlets	137	94	231	115	73	188
Clothing	30	2	32	30	2	32
Full priced multi-brand	6	26	32	6	22	28
Total stores	292	289	581	266	259	525

During the Third Quarter, we opened twenty-nine new stores and closed six stores. For fiscal year 2014, we anticipate opening a total of approximately 50 net new retail stores globally.

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

Gross Profit. Gross profit increased by 9.5% to $509.0 million in the Third Quarter compared to $465.0 million in the Prior Year Quarter as a result of increased sales, partially offset by gross profit margin contraction. Gross profit margin decreased 50 basis points to 56.9% in the Third Quarter compared to 57.4% in the Prior Year Quarter. The decreased gross profit margin was primarily driven by the impact of increased promotional activity, primarily in our U.S. outlet stores, as compared to the Prior Year Quarter. Partially offsetting this decrease was the impact of a favorable regional distribution mix given the growth in international markets.

Selling, General and Administrative Expenses (“SG&A”). Total SG&A expenses in the Third Quarter increased by $30.2 million and, as a percentage of net sales, decreased to 39.6% as compared to 40.0% in the Prior Year Quarter. The translation of foreign-denominated expenses in the Third Quarter increased SG&A expenses by approximately $1.5 million as a result of the weaker U.S. dollar. SG&A expense increases were primarily attributable to continued investments in our retail store and concession expansion, brand building, customer engagement activities such as our customer relationship management program, marketing and advertising royalties.

Consolidated Operating Income. Operating income increased by $13.9 million, or 9.9%, in the Third Quarter compared to the Prior Year Quarter. As a percentage of net sales, operating income decreased 10 basis points to 17.3% in the Third Quarter compared to 17.4% of net sales in the Prior Year Quarter, primarily as a result of gross profit margin contraction, partially offset by SG&A expense leverage. During the Third Quarter, operating income included approximately $4.0 million of net currency gains related to the translation of foreign-based sales and expenses into U.S. dollars. Operating income by segment is summarized as follows (dollars in millions):

	For the 13	For the 13
	Weeks Ended	Weeks Ended	Growth (Decline)
	October 4, 2014	September 28, 2013	Dollars	Percentage
Wholesale:
North America	$72.4	$76.7	$(4.3)	(5.6)%
Europe	73.7	56.2	17.5	31.1
Asia Pacific	32.8	36.0	(3.2)	(8.9)
Total wholesale	178.9	168.9	10.0	5.9
Direct to consumer	22.2	18.6	3.6	19.4
Corporate	(46.2)	(46.5)	0.3	0.6
Total operating income	$154.9	$141.0	$13.9	9.9%

Wholesale Operating Income. Operating income in our wholesale segments increased $10.0 million or 5.9%, in the Third Quarter compared to the Prior Year Quarter. As a percentage of net sales, wholesale operating income decreased to 26.4% in the Third Quarter compared to 27.5% of net sales in the Prior Year Quarter primarily as a result of decreased SG&A expense leverage partially offset by a slight increase in gross profit margin in our wholesale segments. The decreased leverage in SG&A expenses was largely driven by brand building activities, marketing and advertising royalties in our North America wholesale segment. Gross profit margin expansion in the Europe wholesale and, to a lesser extent, the North America wholesale businesses, was largely offset by decreased gross profit margin in the Asia Pacific wholesale segment.  The Europe wholesale business benefitted from the currency impact of a stronger euro, while the Asia Pacific wholesale segment was negatively impacted by an increased sales mix of lower margin products within the watch category.

Direct to Consumer Operating Income. Direct to consumer operating income increased $3.6 million, or 19.4%, in the Third Quarter compared to the Prior Year Quarter and, as a percentage of net sales, increased to 10.2% in the Third Quarter compared to 9.5% of net sales in the Prior Year Quarter, as a result of increased SG&A expense leverage, partially offset by gross profit margin contraction. Favorable SG&A expense leverage in the Direct to consumer segment was primarily related to compensation, partially offset by decreased leverage in rent and facility related expenses while gross profit margin was negatively impacted by lower margins in our outlet stores.

Interest Expense. Interest expense increased by $0.8 million during the Third Quarter as a result of increased debt levels in comparison to the Prior Year Quarter.

Other Income-Net. Other income-net during the Third Quarter increased by $1.9 million to $2.2 million in comparison to the Prior Year Quarter. This increase was primarily driven by net foreign currency gains resulting from mark-to-market hedging and other transactional activities as compared to net losses in the Prior Year Quarter.

Provision for Income Taxes. Income tax expense for the Third Quarter was $46.9 million, resulting in an effective income tax rate of 30.6%. For the Prior Year Quarter, income tax expense was $45.9 million, resulting in an effective income tax rate of 33.2%. The lower effective tax rate in the Third Quarter was primarily attributable to a change in our geographical earnings mix.

Net Income Attributable to Fossil Group, Inc. Third Quarter net income attributable to Fossil Group, Inc. increased by 15.6% to $103.7 million, or $1.96 per diluted share, in comparison to $89.7 million, or $1.58 per diluted share, in the Prior Year Quarter. The increase in diluted earnings per share resulted from increased operating income, the impact of a lower tax rate and a reduction in average shares outstanding.

Year to Date Periods Ended October 4, 2014 and September 28, 2013

Consolidated Net Sales. Net sales rose $247.3 million or 11.3% for the Year To Date Period in comparison to the Prior Year YTD Period, representing sales growth in all of our wholesale and Direct to consumer segments and included an extra week as fiscal 2014 is a 53-week year as compared to a 52-week year for fiscal 2013. Global watch sales delivered the strongest performance, increasing $229.6 million or 13.7%. Our jewelry category also favorably impacted the Year To Date Period, increasing $36.7 million or 25.0%, while our leather products decreased $14.2 million or 4.6%. Net sales information by product category is summarized as follows (dollars in millions):

	For the 40 Weeks Ended		For the 39 Weeks Ended
	October 4, 2014		September 28, 2013
		Percentage		Percentage	Growth (Decline)
	Amounts	of Total	Amounts	of Total	Dollars	Percentage

Watches	$1,908.9	78.1%	$1,679.3	76.4%	$229.6	13.7%
Leathers	295.0	12.1	309.2	14.1	(14.2)	(4.6)
Jewelry	183.4	7.5	146.7	6.7	36.7	25.0
Other	57.5	2.3	62.3	2.8	(4.8)	(7.7)
Total net sales	$2,444.8	100.0%	$2,197.5	100.0%	$247.3	11.3%

In the Year To Date Period, the translation of foreign-based net sales into U.S. dollars increased reported net sales by approximately $15.4 million, including favorable impacts of $18.0 million and $2.8 million in our Europe wholesale and Direct to consumer segments, respectively. These gains were partially offset by unfavorable translation impacts of $2.9 million and $2.5 million in our North America wholesale and Asia Pacific wholesale businesses, respectively. The following table sets forth consolidated net sales by segment (dollars in millions):

	For the 40 Weeks Ended		For the 39 Weeks Ended
	October 4, 2014		September 28, 2013
		Percentage		Percentage	Growth
	Amounts	of Total	Amounts	of Total	Dollars	Percentage
Wholesale:
North America	$857.1	35.1%	$816.5	37.2%	$40.6	5.0%
Europe	650.2	26.6	554.2	25.2	96.0	17.3
Asia Pacific	325.9	13.3	287.8	13.1	38.1	13.2
Total wholesale	1,833.2	75.0	1,658.5	75.5	174.7	10.5
Direct to consumer	611.6	25.0	539.0	24.5	72.6	13.5
Total net sales	$2,444.8	100.0%	$2,197.5	100.0%	$247.3	11.3%

North America Wholesale Net Sales. For the Year To Date Period, North America wholesale net sales increased $40.6 million or 5.0%, compared to the Prior Year YTD Period. Sales growth in the Year To Date Period was principally driven by sales gains in watches of $50.5 million or 7.8% and jewelry of $12.2 million or 37.8%. These sales increases were partially offset by decreases in leathers of $20.4 million or 16.2%.

Europe Wholesale Net Sales. Europe wholesale net sales increased $96.0 million or 17.3% ($78.0 million or 14.1% in constant currency), for the Year To Date Period as compared to the Prior Year YTD Period. On a constant currency basis, sales growth was led by a $72.5 million or 16.7% increase in watch sales and a $13.3 million or 17.8% increase in our jewelry business. These sales gains were partially offset by decreases in our leathers category of $8.4 million or 29.0%.

Asia Pacific Wholesale Net Sales. For the Year To Date Period as compared to the Prior Year YTD Period, Asia Pacific wholesale net sales rose $38.1 million or 13.2% ($40.6 million or 14.1% in constant currency), principally as a result of a $41.6 million or 15.8% increase in watches, partially offset by a $1.3 million or 10.0% decrease in leathers products. Concession sales increased in the Year To Date Period in comparison to the Prior Year YTD Period, primarily a result of new door growth.

Direct to Consumer Net Sales. For the Year To Date Period, net sales from our Direct to consumer segment increased $72.6 million or 13.5%, in comparison to the Prior Year YTD Period, primarily as a result of an increase in the average number of Company-owned stores open, partially offset by comparable store sales decreases of 1.0%, based on a forty week calendar.

Gross Profit. For the Year To Date Period, gross profit margin increased 10 basis points to 57.1% compared to 57.0% in the Prior Year YTD Period. The increased gross profit margin was primarily driven by the impacts of a greater sales mix of higher margin products, prior year acquisitions and a favorable regional distribution mix given the growth in international markets. Partially offsetting these margin gains was the unfavorable impact of an increase in sales mix from lower margin channels, including outlets, where we used promotions to drive traffic, and an increase in off-price sales and sales to distributors as compared to the Prior Year YTD Period.

SG&A. For the Year To Date Period, SG&A expenses as a percentage of net sales increased to 43.0% compared to 41.4% in the Prior Year YTD Period and included an $8.1 million unfavorable impact from the translation of foreign-based expenses into U.S. dollars. On a constant currency basis, SG&A expenses for the Year To Date Period increased by $134.3 million primarily as a result of the same factors impacting the Third Quarter, as well as the additional week of operations incurred in the first quarter. Additionally, the Year To Date Period was unfavorably impacted by non-cash impairment charges of $6.1 million to write down certain long-lived assets associated with our retail stores.

Consolidated Operating Income. During the Year To Date Period, operating profit margin decreased to 14.1% as compared to 15.6% in the Prior Year YTD Period as a result of decreased SG&A expense leverage partially offset by gross profit margin expansion. Operating income for the Year To Date Period included approximately $5.8 million of net currency gains related to the translation of foreign-based sales and expenses into U.S. dollars. Profitability by operating segment is summarized as follows (dollars in millions):

	For the 40	For the 39
	Weeks Ended	Weeks Ended	Growth (Decline)
	October 4, 2014	September 28, 2013	Dollars	Percentage
Wholesale:
North America	$176.2	$203.4	$(27.2)	(13.4)%
Europe	169.4	131.2	38.2	29.1
Asia Pacific	95.4	94.1	1.3	1.4
Total wholesale	441.0	428.7	12.3	2.9
Direct to consumer	48.2	41.8	6.4	15.3
Corporate	(144.8)	(128.2)	(16.6)	12.9
Total operating income	$344.4	$342.3	$2.1	0.6%

Wholesale Operating Income. Operating income in our wholesale segments increased $12.3 million or 2.9%, in the Year To Date Period compared to the Prior Year YTD Period and, as a percentage of net sales, decreased to 24.1% in the Year To Date Period as compared to 25.8% of net sales in the Prior Year YTD Period, primarily as a result of decreased SG&A expense leverage, partially offset by gross profit margin expansion in our wholesale segments. Our wholesale segments deleveraged SG&A expenses largely as a result of the same factors impacting the Third Quarter. Gross profit margin expansion in the Europe wholesale segment, which benefitted from the currency impact of a stronger euro, was partially offset by decreased gross profit margins in the Asia Pacific and North America wholesale businesses. The gross profit margin in the Asia Pacific wholesale business was unfavorably impacted by the currency impact of a weaker Japanese yen and Australian dollar as well as an increased sales mix of lower margin products within the watch category, while an increase in sales to off-price partners contributed to the gross profit margin contraction in the North America wholesale business.

Direct to Consumer Operating Income. Direct to consumer operating income increased $6.4 million or 15.3%, in the Year To Date Period compared to the Prior Year YTD Period and, as a percentage of net sales, increased slightly to 7.9% in the Year To Date Period compared to 7.8% of net sales in the Prior Year YTD Period. Increased SG&A expense leverage was partially offset by gross profit margin contraction largely driven by lower margins in our outlet stores.

Interest Expense. Interest expense increased by $5.4 million during the Year To Date Period, primarily as a result of increased debt levels in comparison to the Prior Year YTD Period.

Other Income-Net. For the Year To Date Period, other income-net decreased by $8.3 million in comparison to the Prior Year YTD Period. This decrease was primarily driven by a $6.5 million non-cash, mark-to-market valuation gain recognized in the Prior Year YTD Period related to our right to acquire in 2015 the outstanding 50% of Fossil, S.L., our Spanish joint venture (“Fossil Spain”). Additionally, the Year To Date Period included net foreign currency losses resulting from mark-to-market hedging and other transactional activities as compared to net gains in the Prior Year YTD Period.

Provision For Income Taxes. Income tax expense for the Year to Date Period was $103.3 million, resulting in an effective income tax rate of 30.9%. For the Prior Year YTD Period, income tax expense was $108.6 million, resulting in an effective income tax rate of 31.4%. The lower effective tax rate for the Year to Date Period was primarily due to a change in our geographical earnings mix.

Net Income Attributable to Fossil Group, Inc. For the Year To Date Period, net income attributable to Fossil Group, Inc. of $222.6 million, or $4.15 per diluted share, represented a 3.1% decrease compared to $229.6 million, or $3.93 per diluted share, earned during the Prior Year YTD Period. Net income attributable to Fossil Group, Inc. for the Year To Date Period included net foreign currency gains of $0.05 per diluted share and a $0.34 per diluted share benefit as a result of a lower outstanding share count due to common stock repurchases under our ongoing stock repurchase program. Additionally, the Prior Year YTD Period results included a $6.5 million non-cash, non-operating gain, which benefitted earnings by $0.11 per diluted share, related to our right to acquire in 2015 the remaining 50% of Fossil Spain owned by a third party.

Liquidity and Capital Resources

Historically, our business operations have not required substantial cash during the first several months of our fiscal year. Generally, starting in the third quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our quarterly cash requirements are also impacted by the number of new stores we open, other capital expenditures and strategic investments such as acquisitions and stock repurchases. Our cash and cash equivalents balance at the end of the Third Quarter was $218.1 million, including $215.8 million held in banks outside the U.S., in comparison to cash and cash equivalents of $228.9 million at the end of the Prior Year Quarter and $320.5 million at the end of fiscal year 2013. We believe cash from operating activities as well as amounts available under our U.S. credit facilities are sufficient to meet our cash needs in the U.S. for the next 12 months.

For the Year To Date Period, we generated operating cash flow of $197.9 million. This operating cash flow combined with cash on hand and $114.8 million in net borrowings on our credit facilities was utilized to fund $321.2 million of common stock repurchases and $70.9 million of capital expenditures. Cash flows provided by operations were largely attributable to $230.5 million in net income adjusted for $73.5 million in depreciation, amortization and accretion, partially offset by a $146.1 million increase in inventory.

Accounts receivable, net of allowances, increased by 9.8% to $395.8 million at the end of the Third Quarter compared to $360.6 million at the end of the Prior Year Quarter, primarily as a result of increased wholesale sales. Days sales outstanding for our wholesale segments for the Third Quarter remained constant at 52 days compared to the Prior Year Quarter.

Inventory at the end of the Third Quarter was $695.2 million, representing an increase of 5.9% from the Prior Year Quarter inventory balance of $656.6 million. The inventory growth was modestly below our sales growth.

The following tables reflect our common stock repurchase activity under our repurchase programs for the periods indicated (in millions):

			For the 13 Weeks Ended October 4, 2014		For the 13 Weeks Ended September 28, 2013
Fiscal Year Authorized	Dollar Value Authorized	Termination Date	Number of Shares Repurchased	Dollar Value Repurchased	Number of Shares Repurchased	Dollar Value Repurchased
2012	$1,000.0	December 2016	1.3	$133.8	2.0	$228.2
2010	$30.0	None	0.0	$0.0	0.0	$0.0

			For the 40 Weeks Ended October 4, 2014		For the 39 Weeks Ended September 28, 2013
Fiscal Year Authorized	Dollar Value Authorized	Termination Date	Number of Shares Repurchased	Dollar Value Repurchased	Number of Shares Repurchased	Dollar Value Repurchased
2012	$1,000.0	December 2016	3.0	$318.4	3.9	$415.4
2010	$30.0	None	0.0	$0.0	0.0	$0.0
2010	$750.0	December 2013 (1)	0.0	$0.0	0.4	$38.6

(1) In the first quarter of fiscal year 2013, the Company completed this repurchase plan.

We effectively retired 3.0 million shares of common stock repurchased under our repurchase programs during the Year To Date Period. We account for the retirements by allocating the repurchase price, which is based upon the equity contribution associated with historical issuances, to common stock, additional paid-in capital and retained earnings. The effective retirement of common stock repurchased during the Year To Date Period decreased common stock by approximately $30,000, additional paid-in capital by $1.9 million, retained earnings by $316.4 million and treasury stock by $318.4 million. We effectively retired 4.3 million shares of our common stock during the Prior Year YTD Period that were repurchased under our repurchase programs. The effective retirement of common stock repurchased during the Prior Year YTD Period decreased common stock by approximately $42,700, additional paid-in capital by $6.2 million, retained earnings by $447.7 million and treasury stock by $454.0 million. At December 28, 2013 and October 4, 2014, all treasury stock had been effectively retired. As of October 4, 2014, we had a total of $175.3 million of repurchase authorizations remaining under our $1.0 billion and $30.0 million repurchase plans. Additionally, on November 10, 2014, our board of directors authorized a new $1.0 billion share repurchase program with an expiration date of December 2018.

At the end of the Third Quarter, we had working capital of $1.0 billion compared to working capital of $918.2 million at the end of the Prior Year Quarter. Additionally, at the end of the Third Quarter, we had approximately $15.2 million of short-term borrowings and $607.9 million in long-term debt.

On May 17, 2013, we entered into a five year Credit Agreement (the “Credit Agreement”) with (i) the lenders party thereto, (ii) Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, swingline lender and issuing lender, (iii) Bank of America, N.A. and JPMorgan Chase Bank, N.A., as syndication agents, (iv) HSBC Bank USA, National Association and Fifth Third Bank, as documentation agents, and (v) Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as joint lead arrangers and bookrunners. The Credit Agreement provided for revolving credit loans in the amount of $750 million (the “Revolver”), a swingline subfacility up to $20 million, an up to $10 million subfacility for letters of credit, and a term loan in the amount of $250 million (the “Term Loan”). On May 23, 2014, the Credit Agreement was amended to increase the Revolver by $300 million to $1,050 million. Amounts outstanding under the Revolver and Term Loan bear interest at our option of (i) the base rate (defined as the higher of (a) the prime rate publicly announced by Wells Fargo (3.25% at the end of the Third Quarter), (b) the federal funds rate plus 0.5% and (c) the London Interbank Offer Rate (“LIBOR”) (0.15% at the end of the Third Quarter) for an interest period of one month plus 1.0%) plus the base rate applicable margin (which varies based upon our consolidated leverage ratio (the “Ratio”) from 0.25% if the Ratio is less than 1.00 to 1.00, to 1.00% if the Ratio is greater than or equal to 2.00 to 1.00) or (ii) the LIBOR rate (defined as the quotient obtained by dividing (a) LIBOR by (b) 1.00 minus the eurodollar reserve percentage) plus the LIBOR rate applicable margin (which varies based upon the Ratio from 1.25% if the Ratio is less than 1.00 to 1.00 to 2.00% if the Ratio is greater than or equal to 2.00 to 1.00). Amounts outstanding under the swingline subfacility under the Credit Agreement or upon any drawing under a letter of credit bear interest at the base rate plus the base rate applicable margin. Interest based upon the base rate is payable quarterly in arrears. Interest based upon the LIBOR rate is payable either monthly or quarterly in arrears, depending on the interest period selected by us. The Revolver also contains a commitment fee, determined based upon the Ratio, which varies from (i) 0.20%, if the Ratio is less than 1.00 to 1.00, to (ii) 0.35%, if the Ratio is greater than or equal to 2.00 to 1.00.

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

During the Year To Date Period, we had an average outstanding balance of $240.5 million under the Term Loan at a fixed interest rate of 1.288% per annum under our interest rate swap and repaid $12.5 million. Additionally, we borrowed $637.0 million under the Revolver at an average annual interest rate of 1.41% and repaid $508.8 million. As of October 4, 2014, we had $234.4 million and $378.2 million outstanding under the Term Loan and the Revolver, respectively. In addition, we had $0.9 million of outstanding standby letters of credit at October 4, 2014. Amounts available under the Revolver are reduced by any amounts outstanding under standby letters of credit. As of October 4, 2014, we had $670.9 million available for borrowing under the Revolver. Borrowings under the Revolver were mainly used to fund common stock repurchases, capital expenditures and normal operating expenses.

At October 4, 2014, we were in compliance with all debt covenants related to all of our credit facilities.

For fiscal year 2014, we expect total capital expenditures to be approximately $110 million. These capital expenditures will be primarily related to global retail store expansion and renovation and investment in technological infrastructure. We believe that cash flows from operations combined with existing cash on hand and amounts available under the Revolver will be sufficient to fund our working capital needs, common stock repurchases and planned capital expenditures for the next 12 months.

Contractual Obligations

As of October 4, 2014, there were no material changes to our contractual obligations set forth in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

Off Balance Sheet Arrangements

As of October 4, 2014, there were no material changes to our off balance sheet arrangements as set forth in commitments and contingencies in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

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

We are exposed to risk that adverse changes in foreign currency exchange rates could impact our net investment in foreign operations. To manage this risk, during the first quarter of fiscal year 2014, we entered into a forward contract designated as a net investment hedge to reduce exposure to changes in currency exchange rates on €25.0 million of our total investment in a wholly-owned euro-denominated foreign subsidiary. The hedge was settled in the second quarter of fiscal year 2014.

As of October 4, 2014, we had the following outstanding forward contracts that were entered into to hedge the future payments of intercompany inventory transactions (in millions):

Functional Currency		Contract Currency
Type	Amount	Type	Amount	Expiration Date
Euro	183.9	U.S. dollar	247.8	February 2016
British pound	29.0	U.S. dollar	47.6	March 2016
Canadian dollar	35.6	U.S. dollar	32.6	March 2016
Japanese yen	2,705.0	U.S. dollar	26.5	March 2016
Australian dollar	16.9	U.S. dollar	15.4	June 2015
Mexican peso	202.1	U.S. dollar	15.2	June 2015

If we were to settle our euro, British pound, Canadian dollar, Japanese yen, Australian dollar, and Mexican peso based forward contracts as of October 4, 2014, the net result would have been a net gain of approximately $14.9 million, net of taxes. As of October 4, 2014, a 10% unfavorable change in the U.S. dollar strengthening against foreign currencies to which we have balance sheet transactional exposures, would have decreased net pre-tax income by $12.7 million. The translation of the balance sheets of our foreign-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. As of October 4, 2014, a 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would have reduced consolidated stockholders’ equity by approximately $83.9 million. In our view, these hypothetical changes resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position, results of operations or cash flows.

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

Based on our variable-rate debt outstanding as of October 4, 2014, excluding our $234.4 million Term Loan debt hedged with an interest rate swap agreement, a 100 basis point increase in interest rates would increase annual interest expense by approximately $3.8 million.

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

Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective at the reasonable assurance level as of October 4, 2014.

Changes in Internal Control over Financial Reporting

During the Third Quarter, we completed the implementation of Hyperion Financial Management, which resulted in a material change in internal control over financial reporting. We implemented this system to increase the overall efficiency of our consolidation and financial reporting processes and not in response to any deficiency or material weakness in our internal control over financial reporting. There were no other changes in our internal control over financial reporting during the Third Quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

There are no legal proceedings to which we are a party or to which our properties are subject, other than routine litigation incidental to our business, which is not material to our consolidated financial condition, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows our common stock repurchases based on settlement date for the fiscal quarter ended October 4, 2014:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number	Average	Total Number of Shares	Approximate Dollar Value
	of Shares	Price Paid per	Purchased as Part of	of Shares that May Yet Be
Period	Purchased (1)	Share	Publicly Announced Plan	Purchased Under the Plans (2)
July 6, 2014 - August 2, 2014	247,296	$102.93	246,767	$283,712,505
August 3, 2014 - August 30, 2014	317,642	$101.67	317,642	$251,417,809
August 31, 2014 - October 4, 2014	764,025	$99.56	764,025	$175,348,604
Total	1,328,963		1,328,434

(1)                  During the Third Quarter, 529 shares of repurchased common stock were acquired from grantees in connection with income tax withholding obligations arising from vesting of restricted stock grants. These shares were not part of our publicly announced program to repurchase shares of common stock.

(2)                  On August 10, 2010, we announced a common stock repurchase program pursuant to which up to $30 million could be used to repurchase outstanding shares of our common stock. The $30 million repurchase program has no termination date. In December 2012, we announced a common stock repurchase program pursuant to which up to $1.0 billion could be used to repurchase outstanding shares of our common stock. The $1.0 billion repurchase program has a termination date in December 2016. During the Third Quarter, approximately 1.3 million shares of our common stock were repurchased pursuant to the $1.0 billion plan at a cost of $133.8 million. As of October 4, 2014 we had $175.3 million of repurchase authorizations remaining under the combined repurchase plans. Additionally, on November 10, 2014, our board of directors authorized a new $1.0 billion share repurchase program with an expiration date of December 2018.

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

FOSSIL GROUP, INC.

November 13, 2014	/S/ DENNIS R. SECOR
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