Form 10-K
period 2015-01-03
Fossil Group, Inc.
filed 2015-02-20
CIK 883569

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 3, 2015
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of Common Stock, $0.01 par value per share (the "Common Stock"), held by non-affiliates of the registrant, based on the last sale price of the Common Stock as reported by the NASDAQ Global Select Market on July 5, 2014 was $5,007,626,160. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

          As of February 16, 2015, 50,379,206 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's proxy statement to be furnished to shareholders in connection with its 2015 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

FOSSIL GROUP, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 3, 2015
INDEX

        In this Form 10-K, references to "we," "our," and the "Company" refer to Fossil Group, Inc. and its subsidiaries on a consolidated basis.

 PART I

Item 1.    Business

General

        We are a global design, marketing and distribution company that specializes in consumer fashion accessories. Our principal offerings include an extensive line of men's and women's fashion watches and jewelry, handbags, small leather goods, belts, sunglasses, soft accessories and select apparel. In the watch and jewelry product categories, we have a diverse portfolio of globally recognized owned and licensed brand names under which our products are marketed. Our products are distributed globally through various distribution channels, including wholesale in countries where we have a physical presence, direct to the consumer through our retail stores and commercial websites and through third-party distributors in countries where we do not maintain a physical presence. Our products are offered at varying price points to meet the needs of our customers, whether they are value-conscious or luxury oriented. Based on our extensive range of accessory products, brands, distribution channels and price points, we are able to target style-conscious consumers across a wide age spectrum on a global basis.

        Domestically, we sell our products through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, Company-owned retail and outlet stores, mass market stores and through our FOSSIL® website. Our wholesale customer base includes, among others, Dillard's, JCPenney, Kohl's, Macy's, Neiman Marcus, Nordstrom, Saks Fifth Avenue, Target and Wal-Mart. In the United States ("U.S."), our network of Company-owned stores included 153 retail stores located in premier retail sites and 143 outlet stores located in major outlet malls as of January 3, 2015. In addition, we offer an extensive collection of our FOSSIL brand products through our website at www.fossil.com, as well as proprietary and licensed watch and jewelry brands through other managed and affiliate websites.

        Internationally, our products are sold to department stores, specialty retail stores, and specialty watch and jewelry stores in approximately 150 countries worldwide through 25 Company-owned foreign sales subsidiaries and through a network of over 60 independent distributors. Our products are offered on airlines and cruise ships and in international Company-owned retail stores. Internationally, our network of Company-owned stores included 197 retail stores and 100 outlet stores as of January 3, 2015. Our products are also sold through licensed and franchised FOSSIL retail stores, retail concessions operated by us and kiosks in certain international markets, as well as our websites in certain countries.

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

Business segments

        Our operations and financial reporting are primarily divided into four distinct segments: (i) the North America wholesale segment; (ii) the Europe wholesale segment; (iii) the Asia Pacific wholesale segment; and (iv) the Direct to consumer segment, which includes our Company-owned retail stores, our catalog costs and e-commerce activities. Within the wholesale segments of our business, we generally sell to retailers in those countries in which we have a physical presence as well as to third-party distributors in countries where we do not have a physical presence. Except to the extent that differences between operating segments are material to an understanding of our business taken as a whole, the description of our business in this report is presented on a consolidated basis. Corporate expenses include certain administrative, legal, accounting, technology support costs, equity compensation costs, payroll costs attributable to executive management and amounts related to intercompany eliminations that are not allocated to the various segments. For financial information about our operating segments and geographic areas, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Part II, Item 7 and Note 18 Major Customer, Segment and Geographic Information to our consolidated financial statements set forth in Part II, Item 8 of this Annual Report on Form 10-K.

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

        International penetration.    Since our initial public offering in 1993, we have continued to extend our reach beyond the U.S. by forming and acquiring internationally-based subsidiaries, licensing and developing internationally recognized brands and investing in the growth of our business within many major countries of the world. For fiscal years 2014, 2013 and 2012, 54.7%, 53.2% and 52.6% of our consolidated net sales were generated outside of the U.S., respectively.

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

        International sourcing.    The vast majority of our products are sourced internationally. Most watch product sourcing from Asia is coordinated through our Hong Kong subsidiary, Fossil (East) Limited ("Fossil East"). During fiscal 2014, approximately 57% of our non-Swiss made watch production was assembled through wholly or majority owned factories. This vertical integration of our business allows for better flow of communication, consistent quality, product design protection and improved supply chain speed, while still allowing us to utilize non-owned production facilities for their unique capabilities and to cover production needs over internal capacities. Establishing our watch assembly facilities near the component manufacturers also allows us to operate a more efficient supply chain. We have also been successful in leveraging our jewelry production needs through our watch assembly factory infrastructure. Our other accessory and apparel products are purchased from many third-party manufacturers with whom we have long-standing relationships and, in the case of our leathers business, we typically represent a meaningful portion of their businesses.

        Operating cash flow.    Our business model has historically generated strong operating cash flows, including $387.9 million in fiscal year 2014, and $1.3 billion and $1.7 billion over the past three fiscal years and five fiscal years, respectively. This strong cash flow has allowed us to fund capital expenditures, Company-owned retail store growth, product line expansions, common stock repurchase programs and acquisitions.

        Information systems.    Operating and managing a global company requires sophisticated and reliable management information systems to assist in the planning, order processing, production and distribution functions and accounting of each relevant business. We mainly operate an SAP Enterprise Resource Planning system ("ERP") in the U.S. and most of Europe. For our subsidiaries in Asia, we operate Microsoft's Dynamics Navision Enterprise Resource Planning System ("Navision"). Our e-commerce platform is based on IBM's WebSphere Commerce platform and we continued to invest in other parts our e-commerce infrastructure, which will allow us to leverage the success of our U.S.-based web business across many of the countries where we currently distribute products. We have also implemented SAP's IS Retail platform combined with the WINCOR point-of-sale and the SAP point-of-sale systems to improve our ability to manage our growing Company-owned retail stores globally. Our products are principally distributed from three primary warehouses, one located in Texas near our headquarters, one located in southern Germany and the other located in Hong Kong. Our facilities in Texas and Germany utilize sophisticated automated material handling equipment and software designed to improve accuracy, speed and quality in our warehousing operations.

        During fiscal year 2014, we implemented the following financial software solutions from Oracle Corporation: Hyperion Financial Management, Essbase and Hyperion Planning. This software was implemented to increase the overall efficiency of our consolidation and financial reporting process, provide an analytical application to view and interpret data, and to improve predictability in the budgeting and forecasting process.

Growth strategy

        In order to expand our global market share in a profitable manner, we continually establish and implement business initiatives that we believe will build brand equity, increase revenues and improve profitability across three distinct areas of the business—FOSSIL, SKAGEN and our multi-brand watch portfolio. Our strategy for growing the business includes the following:

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

        Portfolio.    Our multi-brand watch portfolio is a powerful tool enabling us to gain share in the growing global watch market. Our innovation, design, supply chain and global distribution network provide us the opportunity to work with lifestyle brands around the world and position them across a broad spectrum of market segments. Our goal is to employ all of our strategic advantages to realize the full potential of our brands.

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

        Extend product categories of existing brands.    We frequently introduce new accessory product categories within our existing proprietary and licensed brands to further leverage our branded portfolio. For example, we introduced jewelry collections under the DIESEL, DKNY, EMPORIO ARMANI, FOSSIL and MICHAEL KORS brands after first establishing a market for the brands in watches. Wearable technology is an opportunity to extend the reach of our brands and offer customers new functionality with accessories, including jewelry and smart watches. While this is an emerging / new category, we anticipate developing capabilities in conjunction with our partnerships with Google and Intel ahead of releasing new products in 2015.

        Introduce new brands.    We have introduced new brands through the development or acquisition of proprietary brands and licensing agreements related to recognizable global fashion lifestyle brands to attract a wide range of consumers with differing tastes and lifestyles. Our current portfolio of proprietary and licensed watch brands allows us to compete for market share from the luxury branded market to the mass market level. In 2011, we entered into an exclusive global licensing agreement with Karl Lagerfeld for watches, which launched globally in the first quarter of 2013. In April 2012, we completed the acquisition of Skagen Designs, Ltd. ("Skagen Designs") and certain of its international subsidiaries. Skagen Designs is an international company offering contemporary Danish design accessories including watches, jewelry, sunglasses and clocks. In February 2013, we announced an exclusive global licensing agreement with Tory Burch for watches, which we launched globally in the third quarter of 2014.

        Expand retail locations.    Historically, we have expanded our Company-owned retail and outlet locations each year. Distribution through our Company-owned retail stores has allowed us to raise awareness of the FOSSIL brand and showcase a broad assortment of FOSSIL branded products in a warm and inviting atmosphere. Our FOSSIL retail stores, combined with our FOSSIL branded catalogs and website, have continued to build brand equity, present a consistent brand image, influence the merchandising and presentation of our products at other retailers and have allowed us to test new product categories and designs. With the level of awareness we have achieved for the FOSSIL brand worldwide and the expansion of product categories offered under the brand, we have been able to accelerate our FOSSIL retail store growth. Of the 593 Company-owned retail stores open as of January 3, 2015, 469 of these stores are FOSSIL branded stores. We also sell certain of our proprietary and licensed watch products, as well as upscale watch brands of other companies, such as Citizen and Swiss Army, at our Company-owned Watch Station International full-price retail and outlet stores. As of January 3, 2015, we operated 99 Watch Station International stores. We plan to open approximately

44 to 55 additional stores in fiscal 2015, depending upon available retail locations and lease terms that meet our requirements, the majority of which will be our FOSSIL full-price accessory and outlet concepts. During fiscal 2015, we also expect to close approximately 40 stores.

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

        Coordinated product promotion.    We internally coordinate product design, packaging, advertising, websites, catalogs and in-store presentations to effectively communicate to our target markets the themes and images associated with our brands. For example, many of our watch products and certain of our accessory products are packaged in metal tins decorated with designs consistent with our marketing strategy and product image. In certain parts of the world, we market our non-watch fashion accessory lines through the same distribution channels as our watch lines, using similar in-store presentations, graphics and packaging.

        Captive suppliers.    The three entities that assemble the majority of our Asia watch production volume are majority owned by us. In addition, although we do not have long-term contracts with our unrelated accessory manufacturers, we maintain long-term relationships with several manufacturers. These relationships developed due to the significant length of time we have conducted business with the same manufacturers. We believe that we are able to exert significant operational control with regard to our principal watch assemblers because of our level of ownership and long standing relationships. In addition, we believe that the relative size of our business with non-owned watch manufacturers gives us priority within their production schedules. Furthermore, the manufacturers understand our quality standards, which allow us to produce quality products and reduce the delivery time to market, improving overall operating margins.

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

        Centralized distribution.    We distribute substantially all of our products sold in North America from our warehouse and distribution centers located in Texas. In Europe, we distribute our products primarily through our warehouse and distribution center located in Germany. In Asia, we primarily distribute our products through our distribution warehouse located in Hong Kong and through smaller distribution warehouses in those countries where we maintain a physical presence. We believe our centralized distribution capabilities in the U.S. and Europe enable us to reduce inventory risk, increase flexibility in achieving delivery requirements of our customers and maintain cost advantages as compared to our competitors.

Industry overview

Watch products

        We believe that the current market for watches generally can be divided into four segments. One segment of the market consists of fine watches characterized by internationally known brand names such as Audemars Piguet, Cartier, Omega, Patek Philippe, Piaget and Rolex. Watches offered in this segment are usually made of precious metals or stainless steel and may be set with precious gems. These watches are almost exclusively manufactured in Switzerland and are sold by trade jewelers and in the fine jewelry departments of better department stores and other purveyors of luxury goods at retail prices ranging from $4,000 to in excess of $20,000. Selected limited editions of our BURBERRY and MICHELE lines compete in this market. A second segment of the market consists of fine premium branded and designer watches produced in Switzerland and the Far East such as Gucci, Movado, Raymond Weil, Seiko, TAG Heuer and Tissot. These watches are sold at retail prices generally ranging from $495 to $4,000. Our BURBERRY, EMPORIO ARMANI, EMPORIO ARMANI Swiss, FOSSIL Swiss, MICHELE, TORY BURCH and ZODIAC lines generally compete in this market segment. A third segment of the market consists of watches sold by mass marketers, which typically consist of digital and analog watches manufactured in the Far East. Well-known brands in this segment include Armitron, Casio and Timex. Retail prices in this segment range from $7 to $60. We compete in this segment through the design and production of private label watch products for Target and Wal-Mart.

        The fourth segment of the market consists of moderately priced watches characterized by contemporary fashion and well known fashion brand names. Moderately priced watches are typically produced in China or Hong Kong and are sold by department stores and specialty stores at retail prices ranging from $60 to $1,000. This market segment is targeted by us with our FOSSIL, RELIC and SKAGEN lines and by our principal competitors, including the companies that market watches under the Anne Klein II, Guess?, Kenneth Cole and Swatch brand names, whose products attempt to reflect emerging fashion trends in accessories and clothing. Our ARMANI EXCHANGE, DIESEL, DKNY, KARL LAGERFELD, MARC BY MARC JACOBS, and MICHAEL KORS lines generally compete in this segment as well. We compete in the sports specialty area of this segment with our ADIDAS line of women's and men's sport timepieces. We believe that a number of consumers regard branded fashion watches not only as timepieces, but also as fashion accessories, and that has historically resulted in consumers owning multiple watches that may differ significantly in terms of style, features and cost.

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

Fashion accessories

        In addition to watches, the fashion accessories market also includes an array of products such as small leather goods, handbags, belts, sunglasses, neckwear, jewelry and gloves. We believe that a number of consumers view accessories as fashion statements, and as a result, purchase brand name, quality items that complement other fashion items. These fashion accessory products are generally marketed through department stores, specialty retailers and mass merchandisers, depending upon price and quality. Higher price point items include products offered by fashion names such as Louis Vuitton and Prada.

        Moderately priced fashion accessories are typically marketed in department stores and are characterized by contemporary fashion and well-known brand names at reasonable price points, such as our FOSSIL and RELIC brands. We currently offer small leather goods, handbags, belts, sunglasses and soft accessories for both men and women through department stores and specialty retailers in the moderate to upper-moderate price ranges. Our competitors in this market include companies such as Coach, Guess?, Kenneth Cole, Liz Claiborne and Nine West. In addition, we currently offer fashion jewelry sold under the DIESEL, DKNY, EMPORIO ARMANI, FOSSIL, MICHAEL KORS and SKAGEN brands.

Our products

        We design, develop, market and distribute fashion accessories, including limited apparel, belts, handbags, jewelry, small leather goods, sunglasses, soft accessories and watches under proprietary and licensed brand names. Additionally, we manufacture or distribute private label brands as well as branded products we purchase for resale in certain of our non-FOSSIL retail stores. The following table sets forth certain information with respect to the breakdown of our net sales and percentage of growth between proprietary, licensed and other brands within our wholesale and Direct to consumer distribution channels for the fiscal years indicated (in millions, except for percentage data).

	Fiscal Year
	2014		2013		2012
	Dollars	% Growth	Dollars	% Growth	Dollars
Net sales
Wholesale:
Proprietary	$827.7	(5.6)%	$876.6	4.8%	$836.7
Licensed	1,651.3	12.7	1,465.4	20.1	1,220.2
Other	106.0	6.6	99.4	16.8	85.1

	2,585.0	5.9	2,441.4	14.0	2,142.0
Direct to consumer:
Proprietary	689.0	10.0	626.6	9.9	570.3
Licensed	225.4	24.7	180.8	33.6	135.3
Other	10.3	(8.0)	11.2	13.1	9.9

	924.7	13.0	818.6	14.4	715.5
Total:
Proprietary	1,516.7	0.9	1,503.2	6.8	1,407.0
Licensed	1,876.7	14.0	1,646.2	21.4	1,355.5
Other	116.3	5.2	110.6	16.4	95.0

	$3,509.7	7.7%	$3,260.0	14.1%	$2,857.5

Watch products

        We offer an extensive line of branded lifestyle watches under our proprietary brands and, pursuant to license agreements, under some of the most prestigious brands in the world. Sales of watches for fiscal years 2014, 2013 and 2012 accounted for approximately 78.0%, 77.1% and 74.9%, respectively, of our consolidated net sales.

        Proprietary brands.    The following table sets forth information about our primary proprietary brand watches:

Brand	Suggested Retail Price Point Range	Primary Distribution Channels
FOSSIL	$75 - 995	U.S. department stores (Belk, Dillard's, Macy's and Nordstrom), U.S. specialty retailers (The Buckle), better European department stores (Debenhams, El Corte Ingles, Galeries Lafayette, Harrod's, House of Fraser, Karstadt, Kaufhof and Printemps), better European specialty stores (Christ, Ernest Jones, Goldsmith, H. Samuel, Histoire d'Or as, and Louis Pion), Canadian department stores (Hudson Bay), Australian department stores (Myers), Chinese department stores (Sogo), independently-owned watch and jewelry stores worldwide, www.amazon.com, www.fossil.com, www.watchstation.com, our catalog and Fossil stores worldwide
MICHELE	$295 - 4,990	U.S. department stores (Bloomingdales, Neiman Marcus, Nordstrom and Saks Fifth Avenue), watch specialty stores, jewelry stores, www.michele.com and www.watchstation.com
RELIC	$60 - 150	U.S. department stores (JCPenney, Kohl's, Sears and Stage Stores) and www.relicbrand.com
SKAGEN	$95 - 275

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

ZODIAC	$795 - 1,395	Watch specialty jewelry stores worldwide, www.nordstrom.com, www.amazon.com and www.watchstation.com

        Licensed brands.    We have entered into multi-year, worldwide exclusive license agreements for the manufacture, distribution and sale of watches bearing the brand names of certain globally recognized fashion companies. The following table sets forth information with respect to our primary licensed watch products:

Brand	Suggested Retail Price Point Range	Expiration Date	Primary Distribution Channels
ADIDAS	$50 - 195	12/31/2017	Department stores, major sports stores, specialty retailers, adidas outlets, adidas boutiques worldwide and www.watchstation.com
ARMANI EXCHANGE	$100 - 260	12/31/2023	Department stores, specialty retailers, duty free stores worldwide, Armani Exchange boutiques worldwide, www.armaniexchange.com and www.watchstation.com
BURBERRY	$395 - 3,995	12/31/2017	Department stores, specialty retailers, duty free stores worldwide and Burberry boutiques worldwide
DIESEL	$100 - 495	12/31/2015	Department stores, specialty retailers, Diesel boutiques worldwide, www.diesel.com and www.watchstation.com
DKNY	$75 - 275	12/31/2019	Department stores, jewelry stores, specialty retailers, DKNY boutiques worldwide and www.watchstation.com
EMPORIO ARMANI	$145 - 545	12/31/2023	Department stores, specialty retailers, major jewelry and watch stores, Emporio Armani boutiques worldwide, duty free stores worldwide, www.emporioarmaniwatches.com and www.watchstation.com
KARL LAGERFELD	$150 - 595	12/31/2017	Department stores, Karl Lagerfeld boutiques, watch and jewelry specialty stores, and www.watchstation.com
MARC BY MARC JACOBS	$150 - 600	12/31/2020	Department stores, specialty retailers, Marc by Marc Jacobs boutiques worldwide and www.watchstation.com
MICHAEL KORS	$195 - 550	12/31/2024	Department stores, specialty retailers, jewelry stores, duty free stores, retail websites, Michael Kors boutiques worldwide and www.watchstation.com
TORY BURCH	$350 - 995	12/31/2018	Department stores, specialty retailers, jewelry stores, duty free stores, retail websites, Tory Burch boutiques worldwide and www.watchstation.com

        Sales of our licensed watch products accounted for 49.2% of our consolidated net sales for fiscal year 2014. Our MICHAEL KORS product sales, including jewelry, accounted for 26.3% of our consolidated net sales for fiscal year 2014. In fiscal year 2011, we entered into an exclusive global licensing agreement with Karl Lagerfeld for watches, which launched worldwide in the first quarter of 2013. In February 2013, we announced an exclusive global licensing agreement with Tory Burch for watches, which launched globally in late 2014. We launched EMPORIO ARMANI Swiss made watches in the first quarter of 2014.

        Private label and other.    We design, market and source manufacturing of certain retailers' private label and owned brand watches or as premium and incentive items for use in various corporate events. Under these arrangements, we perform design and product development functions, as well as act as a sourcing agent for our customers by contracting for and managing the manufacturing process, purchasing and inspecting the finished product and arranging for shipment. Participation in the private label and premium businesses provides us with certain advantages, including increased assembly volume, which may reduce the costs of assembling our other products, and the strengthening of business relationships with our manufacturing sources.

Fashion accessories

        In order to leverage our design and marketing expertise and our close relationships with our principal retail customers, primarily in the U.S. and Europe, we have developed a line of fashion accessories for both men and women, including belts, handbags, jewelry, small leather goods and sunglasses. Our handbags are made of a variety of fine leathers and other materials that emphasize classic styles and incorporate a variety of creative designs. Our small leather goods are typically made of fine leathers or other man-made materials and include items such as coin purses, cosmetic bags, mini-bags and wallets. Our jewelry lines include bracelets, cufflinks, earrings, necklaces and rings marketed under the DIESEL, DKNY, EMPORIO ARMANI, FOSSIL, MICHAEL KORS and SKAGEN brands and typically include materials such as base metals, stainless steel, semi-precious stones and sterling silver. We offer 100% UV protected fashion sunglasses in the FOSSIL brand. We currently sell our fashion accessories through a number of our existing major department store and specialty retail store customers, as well as our Company-owned retail stores, www.fossil.com and other internationally-owned e-commerce sites. In the U.S. and certain international markets, we generally market our fashion accessory lines through the same distribution channels as our watches using similar in-store presentations, graphics and packaging. These fashion accessories are typically sold in locations adjacent to watch departments, which may lead to purchases by persons who are familiar with our watch brands. Sales of our accessory lines for fiscal years 2014, 2013 and 2012 accounted for approximately 20.2%, 21.1% and 22.9%, respectively, of our consolidated net sales.

        The following table sets forth information about our fashion accessories:

Brand	Accessory Category	Suggested Retail Price Point Range	Primary Distribution Channel
DIESEL	Jewelry	$75 - 150	Department stores, domestic and international specialty retailers and Diesel retail stores worldwide
DKNY	Jewelry	$40 - 200	International department stores, specialty retailers, jewelry stores and DKNY boutiques
EMPORIO ARMANI	Jewelry	$75 - 295	Department stores, specialty retailers, major jewelry stores, Emporio Armani boutiques worldwide, duty free stores worldwide and www.emporioarmani.com
FOSSIL	Handbags Small Leather Goods Belts Gifts Eyewear Jewelry	$78 - 398 $25 - 118 $24 - 48 $24 - 158 $55 - 135 $18 - 128

U.S. department stores (Belk, Dillard's, Macy's and Nordstrom), specialty retailers (The Buckle), better European specialty and department stores (Christ, Debenhams, Galeries Lafayette, House of Fraser, Karstadt and Kaufhof), www.amazon.com, Company-owned stores, our catalogs and www.fossil.com

MICHAEL KORS	Jewelry	$65 - 595	Department stores, specialty retailers, jewelry stores, duty free stores worldwide and Michael Kors boutiques nationwide
RELIC	Handbags Small Leather Goods Belts	$40 - 78 $22 - 40 $18 - 30	U.S. department stores (JCPenney, Kohl's, Sears and Stage Stores) and www.relicbrand.com
SKAGEN	Jewelry Leather bags and Accessories	$30 - 100 $25 - 445

U.S. department stores (Macy's, Nordstrom, Dillards, Hudson Bay), U.S. specialty and independent retailers, better European department stores (Galeries Lafayette, House of Fraser, Karstadt and Kaufhof), European specialty stores (Christ) and independent retailers, Asian independent retailers, Company-owned stores (Skagen, Watch Station International retail stores and outlets), and www.skagen.com

Apparel

        Our limited assortment of Fossil apparel is designed for both men and women. The products' unique vintage-inspired style, packaging and graphics capture the energy and spirit of the FOSSIL brand. As of January 3, 2015, FOSSIL apparel was offered through select distribution in 30 Company-owned retail stores in the U.S and internationally and at www.fossil.com. Sales for FOSSIL apparel for fiscal years 2014, 2013 and 2012 accounted for approximately 0.3%, 0.5% and 0.7%, respectively, of our consolidated net sales.

Licensed eyewear

        In fiscal year 2013, our FOSSIL and RELIC brands were licensed to the Safilo Group, who manufactured, marketed, and sold optical frames under the FOSSIL and RELIC brands in the U.S. and Canada. Effective January 1, 2014, we expanded our license agreement with the Safilo Group to include both FOSSIL branded sunglasses and optical frames worldwide. The license agreement provides for royalties to be paid to us based on a percentage of net sales and includes certain guaranteed minimum royalties. Sales of licensed eyewear for fiscal years 2014 and 2013 accounted for approximately 0.4% and 0.7%, respectively, of our consolidated net sales.

Design and development

        We believe one of our key strengths is our internal creative team. Our watch, accessory and select apparel products are created and developed by our in-house design staff primarily located in the U.S., Germany, Hong Kong and Switzerland. When developing products under our various licensed brands, we often coordinate our efforts with our licensors' design teams to provide for a more fluid design approval process and to fully incorporate the image of the respective brand into the product. Product design ideas are drawn from various sources and are reviewed and modified by our design staff to ensure consistency with our existing product offerings and the themes and images associated with our brands. Senior management is actively involved in the design process.

        In order to respond effectively to changing consumer preferences, we attempt to stay abreast of emerging lifestyle and fashion trends impacting our product categories. In addition, we attempt to take advantage of the constant flow of information from our customers and our retail stores and e-commerce sites regarding the retail performance of our products. We review weekly sales reports provided by a substantial number of our customers, as well as daily sales reports generated from our Company-owned retail stores and e-commerce sites, containing information with respect to sales and inventories by product category and style. Once a trend in the retail performance of a product category or style has been identified, our design and marketing staffs review their product design decisions to ensure that key features of successful products are incorporated into future designs. Other factors having an influence on the design process include the availability of components, the capabilities of the factories that will manufacture the products for us and the anticipated retail prices and profit margins for the products. Our creative teams have access to our product design archives and are regularly updated on all the various new components, hardware and materials that become available. Over the last few years, our focus has been on transforming our approach in design and development from an assortment-rich offering to an iconic platform presentation. This has enhanced our ability to develop and share compelling stories within the platforms through a narrower range of product offerings, thereby reducing inventory risk and improving lead times. We initially developed this approach in our watch business, and we are now in the early stages of applying a similar approach to our leather and jewelry businesses.

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

Marketing and promotion

        Our marketing strategy for each of our proprietary brands is to deliver a coordinated and consistent brand image to the consumer regardless of where the consumer comes into contact with the brand. This includes point of sale merchandise displays, print and media advertising, our websites, our catalogs, retail stores, and the product packaging to the product itself. We identify our advertising themes and coordinate our packaging, advertising and point of sale material around these themes. These themes are carefully coordinated in order to convey American vintage styling and the aspirational viewpoint that we associate with our products. Our vintage-inspired tin packaging concept for many of our watch products and certain of our accessories is an example of these marketing themes. While our marketing themes typically change each year, the core image of the brand is designed to endure, only changing slightly to keep it fresh and relevant to our targeted consumer. For our licensed brands, we incorporate many of the same concepts but derive the themes generally from the licensors.

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

        Internationally, our products are sold to department stores and specialty retail stores in approximately 150 countries worldwide through 25 Company-owned foreign subsidiaries, a network of over 60 independent distributors, Company-owned retail stores and websites and licensed or franchised FOSSIL retail stores, retail concessions operated by us and kiosks. Foreign distributors generally purchase products from us at uniform prices established by us for all international sales and resell them to department stores and specialty retail stores. We generally receive payment from our foreign distributors in U.S. dollars. We generally do not have long-term contracts with any of our retail customers. All transactions between us and our retail customers are conducted on the basis of purchase orders, which generally require payment of amounts due to us on a net 30 day basis for most of our U.S.-based customers and up to 120 days for certain international customers. No customer accounted for 10% or more of our consolidated net sales in fiscal years 2014, 2013 or 2012. Net sales for geographic segments are based on the location of the selling entity. For more information on our geographic segments, see Note 18—Major Customer, Segment and Geographic Information to our consolidated financial statements set forth in Part II, Item 8 of this Annual Report on Form 10-K.

        United States sales.    For fiscal years 2014, 2013 and 2012, U.S. sales accounted for 45.3%, 46.8% and 47.4% of our consolidated net sales, respectively, and the aggregate sales to our 10 largest customers in the U.S. wholesale channel represented approximately 18.9%, 20.5% and 20.8% of consolidated net sales, respectively.

        International sales.    For fiscal years 2014, 2013 and 2012, Europe sales accounted for 34.1%, 32.3% and 30.8% of consolidated net sales, respectively, Asia Pacific sales accounted for 16.1%, 15.4% and 15.7% of consolidated net sales, respectively, and other international sales accounted for 4.5%, 5.5% and 6.1% of consolidated net sales, respectively.

Company-owned stores

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

        The following table sets forth the number of stores by concept as of January 3, 2015 and December 28, 2013:

	January 3, 2015			December 28, 2013
	North America	Other International	Total	North America	Other International	Total
Full price accessory	119	170	289	112	164	276
Outlets	143	100	243	125	81	206
Apparel	28	2	30	30	2	32
Full priced multi-brand	6	25	31	6	23	29

Total stores	296	297	593	273	270	543

Accessory stores

        We operate full-price FOSSIL and SKAGEN accessory retail stores ("Accessory Stores") in order to broaden the recognition of our brand names. Accessory Stores carry a full assortment of FOSSIL or

SKAGEN watches and other accessories that are generally sold at the suggested retail price. We believe our Accessory Stores present a key growth strategy for us on a worldwide basis. At the end of fiscal 2014, the average size of our Accessory Stores was 1,496 square feet, but each store can vary in size based on its geographic location. For example, our international-based stores are generally smaller in square footage than our U.S.-based stores due to smaller retail store configurations generally available in international markets. The table below sets forth information about our Accessory Stores for the last five fiscal years:

Fiscal Year	Open At Beginning of Period	Opened During Period	Closed During Period	Open at End of Period	Total Gross Square Footage (in thousands)	Percentage Increase in Square Footage	Average Gross Square Footage Per Retail Store
2010	218	20	8	230	311.4	5.1%	1,354
2011	230	22	7	245	337.7	8.4%	1,378
2012	245	25	10	260	363.4	7.6%	1,398
2013	260	30	14	276	402.3	10.7%	1,458
2014	276	29	16	289	432.2	7.4%	1,496

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

Fiscal Year	Open At Beginning of Period	Opened During Period	Closed During Period	Open at End of Period	Total Gross Square Footage (in thousands)	Percentage Increase in Square Footage	Average Gross Square Footage Per Retail Store
2010	90	9	6	93	221.1	4.0%	2,377
2011	93	15	4	104	238.3	7.8%	2,291
2012	104	59	1	162	356.3	49.5%	2,199
2013	162	46	2	206	427.9	20.1%	2,077
2014	206	41	4	243	497.4	16.2%	2,047

Other Direct to consumer

        We offer FOSSIL brand select apparel through specially designed Company-owned apparel stores. Our apparel stores carry our full apparel line along with an assortment of certain FOSSIL watch and accessory products. We sell certain of our proprietary and licensed brand watches, as well as watches manufactured by other companies in our Watch Station International stores.

        We have an agreement with the House of Fraser ("HOF"), a U.K.-based department store, which allows us to operate the watch department in certain HOF stores. Under this agreement, we own the inventory within the HOF store, provide the labor to operate the department and pay HOF a commission on the retail watch sales generated in the stores. As of January 3, 2015, we operated the watch department in 46 HOF stores. Although we include the net sales derived from the HOF stores in our Direct to consumer segment, we do not include the number of locations associated with this arrangement in our retail store count.

        Internet sales.    Our U.S. e-commerce website for FOSSIL branded products is www.fossil.com. We also operate e-commerce websites in Australia, China, France, Germany, Japan, South Korea and the United Kingdom. In October 2012, we began shipping to Canada and Mexico through our U.S. e-commerce website. Each website features a full selection of geographically specific FOSSIL branded products. Certain of our websites also provide customer service, company news and shareholder information. Our websites are continually updated to provide a fresh look and an easy-to-navigate interface that enhances our brand image, while allowing consumers a pleasing shopping experience or a preview of what they may find at their local store carrying the brand. Since its launch, the www.fossil.com website has been promoted consistently in support of online brand and direct sales goals. Our online marketing efforts include the following: search/keyword marketing programs through major search partners including Google, Bing and Yahoo!; regular e-mail communications sent using our email service provider to over one million registered consumers; product and promotional banners presented on affiliate networks and display banner networks; and online brand initiatives through social networks such as Facebook, Twitter, Instagram, Pinterest and YouTube in support of viral and traditional brand initiatives. We have leveraged our e-commerce infrastructure by opening websites to support our licensed and owned brands, including www.michele.com, www.skagen.com, and www.watchstation.com, as well as our international FOSSIL brand website located at www.fossilglobal.com.

        Catalogs.    In fiscal year 2014, we distributed approximately 3.1 million FOSSIL catalogs in the U.S., a decrease from 5.0 million in fiscal year 2013, and we distributed 0.2 million FOSSIL catalogs internationally, a decrease from 0.7 million in fiscal year 2013. These distribution decreases were the result of a change in our communication and advertising strategy to optimize circulation by distributing more smaller promotional pieces, such as self-mailers and postcards, and distributing fewer large catalogs. We continue to distribute several versions of our catalog each year with approximately half the catalogs being distributed during our fourth quarter. We continue to utilize our customer relationship management database to optimize and reduce our global circulation strategy, resulting in reduced costs. We continue to view our catalogs as a key communication and advertising tool for the FOSSIL brand, further enhancing and focusing the brand image, as well as promoting sales across all of our distribution channels.

        During fiscal years 2014, 2013 and 2012, our Direct to consumer segment, which includes sales from Company-owned stores and e-commerce businesses, accounted for approximately 26.3%, 25.1% and 25.0% of consolidated net sales, respectively.

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

        We permit the return of damaged or defective products. In addition, although we have no obligation to do so, we accept limited amounts of product returns from our wholesale customers in other instances. Accordingly, we provide allowances for the estimated amount of product returns. The allowances for product returns as of the end of fiscal years 2014, 2013 and 2012 were $68.2 million, $63.1 million and $65.3 million, respectively. We have not historically experienced returns in excess of our aggregate allowances.

Backlog

        It is the practice of a substantial number of our customers not to confirm orders by delivering a formal purchase order until a relatively short time prior to the shipment of goods. As a result, the amount of unfilled customer orders includes confirmed orders and orders that we believe will be confirmed by delivery of a formal purchase order. A majority of such amounts represent orders that have been confirmed. The remainder of such amounts represents orders that we believe, based on industry practice and prior experience, will be confirmed in the ordinary course of business. Our backlog at a particular time is affected by a number of factors, including seasonality and the scheduling of the manufacture and shipment of our products. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. At the end of fiscal year 2014, we had unfilled customer orders of approximately $185.1 million, compared to $194.5 million and $203.0 million at the end of fiscal years 2013 and 2012, respectively.

Manufacturing

        During fiscal 2014, approximately 57% of the watches we procured from Asia were assembled through our two majority-owned entities. The remaining watches we procured from Asia were assembled by approximately 44 unrelated factories located primarily in China and Hong Kong, which includes almost all the production and assembly of our digital and mass market watches. During fiscal year 2014, our Swiss-made watches were assembled primarily by one of our majority-owned entities and three third-party factories in Switzerland. During fiscal year 2014, approximately 58% of our jewelry products were manufactured by one of our majority-owned entities. The remaining 42% of our jewelry products were manufactured by approximately 20 factories located primarily in China. Although we have no ownership interest in these unrelated watch and jewelry factories, Fossil East maintains oversight and control of the supply chain from design through final delivery of the finished product as it does with our related factories. We believe substantial ownership of the assembly factories that produce a majority of our fashion watches and jewelry is critical to our operating model, as we believe this allows us to keep our designs proprietary, control the size of our production runs and vertically manage our supply chain.

        The principal components used in the assembly of our watches are cases, crystals, dials, movements, hands, bracelets and straps. These components are obtained from a large number of suppliers located principally in China, Hong Kong, India, Italy, Japan, South Korea, Switzerland and Thailand. The majority of the movements, cases, dials, bracelets and hands used in the assembly of our watches are supplied by eight principal vendors. During fiscal years 2014, 2013 and 2012, one vendor was responsible for supplying approximately 41%, 36% and 28% of our case and bracelet components, respectively. Additionally, two vendors were responsible for supplying approximately 87%, 86% and

88% of our movements in fiscal years 2014, 2013 and 2012, respectively. The principal materials used in the manufacture of our jewelry products are base metals, stainless steel, semi-precious stones or silver jewelry with 18K gold plating on top. These components are primarily obtained from the same factories that we use for our watches. Except for the one case and bracelet vendor and the two movement vendors noted above, we do not believe that our business is materially dependent on any single component supplier.

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

        During fiscal year 2014, all of the manufacturing of our handbags, small leather goods, belts, sunglasses and apparel was outsourced. We believe that our policy of outsourcing the production of these product categories allows us flexibility in selecting our suppliers while avoiding significant capital expenditures, build-ups of work-in-process inventory and the costs of managing a substantial production work force. We have a Code of Conduct for Manufacturers ("Manufacturer Code") that sets forth the corporate responsibility requirements for our suppliers, including compliance with international labor and human rights standards and environmental laws and regulations. Before supplying products to us, our manufacturers sign an agreement that includes a commitment to abide by our Manufacturer Code. For more information on our Manufacturer Code, see "Code of Conduct for Manufacturers."

        Our products are assembled or manufactured according to plans that reflect management's estimates of product performance based on recent sales results, current economic conditions and prior experience with manufacturing sources. The average lead time from the commitment to purchase products through the production and shipment thereof ranges from two to four months for our watches, leather goods, jewelry, sunglasses and apparel. We believe that the close relationships, including ownership interests in some cases, we have established and maintain with our principal assembly or manufacturing sources constitute a significant competitive advantage and allow us to quickly and efficiently introduce innovative product designs and alter production in response to the retail performance of our products.

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

        Our Manufacturer Code specifically requires our manufacturers to not use child, forced or involuntary labor and to comply with applicable environmental laws and regulations. We provide training to our factories related to our Manufacturer Code and the applicable laws in the country in which the factory is located. The training provides the factories with a more in-depth explanation of our Manufacturer Code.

        In addition to the contractual obligation, we evaluate our suppliers' compliance with our Manufacturer Code through audits conducted both by our employees and third-party compliance auditing firms. In most cases, the audits are announced. If we believe that a supplier is failing to live up to the standards of our Manufacturer Code, we may terminate the supplier or provide the supplier with an opportunity to remedy the non-compliance through the implementation of a corrective action plan. For those suppliers on a corrective action plan, we will work with the supplier as necessary to help them understand the non-compliance and provide advice on how to remedy the non-compliance. We usually conduct a follow-up audit to confirm compliance after the implementation of the corrective action plan. Should the supplier continue to fail to meet our standards, we may seek to eliminate such supplier from our supply chain.

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

        We continue to monitor the growth of our subsidiary sales operations in Asia and will migrate these operations at the appropriate time to effectively benefit from our global SAP platform. However, we do operate SAP human resource, financial planning and warehouse management modules in Hong Kong to provide efficiencies to further support our regional warehouse in Hong Kong and the related supply chain associated with our local country operations, including our Company-owned retail stores throughout Asia. We have implemented Navision as our standard system throughout most of our Asia distribution and manufacturing subsidiary operations. The Navision system supports many of the same functions as our SAP system on a local country level.

        Enterprise Performance Management Systems.    We have implemented customized Hyperion financial reporting software from Oracle Corporation. The software increases the efficiency of our consolidation and reporting process, and provides a more dynamic way to view and analyze data. The Hyperion planning tool also improves budgeting and forecasting processes, resulting in more predictability in our business.

        Product Lifecycle Management.    We have implemented Dassault Systemes Enovia in our product development function. This system enables our global product development process across our multiple brands and product categories. Besides aligning this process, the platform will enable a global solution for collaboration, sample management, design tool integration, and calendar management.

        Cyber/Data security.    Our business involves the receipt and storage of personal information about customers and employees, the protection of which is critical to us. If we experience a significant breach of customer, employee, and/or company data it could attract a substantial amount of media attention, damage our customer relationships and reputation and result in lost sales, fines, or lawsuits. Our Board of Directors and/or our Audit Committee reviews our data security risks and strategy on a quarterly basis, and we have obtained insurance liability coverage for certain data security or privacy breaches.

Warranty and repair

        Our FOSSIL watch products sold in the U.S. are covered by a limited warranty against defects in materials or workmanship for a period of 11 years from the date of purchase. Our RELIC watch products sold in the U.S. are covered by a comparable 12 year warranty, while other watches sold by us in the U.S. are covered by a comparable two year limited warranty. SKAGEN branded watches are covered by a lifetime warranty against defects due to faulty material or workmanship, subject to normal conditions of use. Generally, all of our watch products sold in Canada, Asia and Europe are covered by a comparable two year limited warranty. The majority of our defective watch products returned by consumers in North America are processed at our repair facilities in Texas while defective watch products returned by consumers in Europe are processed at our repair facilities in France. We also maintain repair facilities at a majority of our subsidiaries, as well as through our network of third-party distributors to handle repairs which are minor in nature or are not convenient to one of our centralized repair facilities. In most cases, defective products under warranty are repaired by our personnel or third-party distributors. We attempt to retain adequate levels of component parts to facilitate after-sales service of our watches, even after specific styles are discontinued. We have a component parts system that tracks the inventory of our various component replacement parts that can be utilized by our repair facilities for identifying stock levels and availability for procurement. Watch and non-watch products under warranty that cannot be repaired in a cost-effective manner are replaced by us at no cost to the customer. Our warranty liability at the end of fiscal years 2014, 2013 and 2012 was $13.5 million, $15.7 million and $13.4 million, respectively. Repair services accounted for approximately 1.0% of our consolidated net sales in both fiscal years 2014 and 2013 and 0.9% in fiscal year 2012.

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

Intellectual property

        Trademarks.    We use our FOSSIL, MICHELE, RELIC, SKAGEN and ZODIAC trademarks, as well as other trademarks, on certain of our watches, leather goods, apparel and other fashion accessories in the U.S. and in a significant number of foreign countries. We also use FOSSIL, SKAGEN, WATCH STATION INTERNATIONAL®, and WSI as trademarks on retail stores and online e-commerce sites. We have taken steps to establish or provide additional protection for our trademarks by registering or applying to register our trademarks for relevant classes of products in each country where our products are sold in addition to certain foreign countries where it is our intent to market our products in the future. Each registered trademark may be renewable indefinitely, so long as we continue to use the mark in the applicable jurisdiction and make the appropriate filings when required. We aggressively protect our trademarks and trade dress and pursue infringement both domestically and internationally. We also pursue counterfeiters both domestically and internationally through leads generated internally, as well as through our business partners worldwide. In certain cases, we track serial numbers of our products or we etch microscopic identification markings on certain of our watches in order to identify potential customers who might be diverting product into a parallel market.

        Patents.    We continue to explore innovations in the design and assembly of our watch products. As a result, we have been granted, and have pending, various U.S. and international design and utility patents related to certain of our watch designs and features. We also have been granted, and have pending, various U.S. patents related to certain of our other products and technologies. As of January 3, 2015, none of our patents were material to our business.

        License agreements.    A significant portion of our growth in sales and net income is, and is expected to continue to be, derived from the sales of products produced under licensing agreements with third-parties. Under these license agreements, we generally have the right to produce, market and distribute certain products utilizing the brand names of other companies. Our significant license agreements have various expiration dates between 2015 and 2024. In 2011, we entered into an exclusive global licensing agreement with Karl Lagerfeld for watches, which launched globally in the first quarter of 2013. In February 2013, we announced an exclusive global licensing agreement with Tory Burch for watches, which launched globally in late 2014.

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

Competition

        The businesses in which we compete are highly competitive and fragmented. We believe that the current market for watches can be divided into four segments, ranging from lower price point watches that are typically distributed through mass market channels to luxury watches at higher price points that are typically distributed through fine watch departments of upscale department stores or upscale specialty watch and fine jewelry stores. Our watch business generally competes in these segments with a number of established manufacturers, importers and distributors, including Armitron, Citizen, Gucci, Guess?, Kenneth Cole, LVMH Group, Movado, Raymond Weil, Seiko, Swatch, Swiss Army, TAG Heuer and Timex. In addition, our leather goods, sunglasses, jewelry and apparel businesses compete with a large number of established companies that have significant experience developing, marketing and distributing such products. In all of our businesses, we compete with numerous manufacturers, importers and distributors who may have significantly greater financial, distribution, advertising and marketing resources than us. Our competitors include distributors that import watches, accessories and clothing from abroad, U.S. companies that have established foreign manufacturing relationships and companies that produce accessories and apparel domestically.

        Although the level and nature of competition varies among our product categories and geographic regions, we believe that we compete on the basis of style, price, value, quality, brand name, advertising, marketing, distribution and customer service. We believe that our ability to identify and respond to changing fashion trends and consumer preferences, to maintain existing relationships and develop new relationships with manufacturing sources, to deliver quality merchandise in a timely manner and to manage the retail sales process are important factors in our ability to compete. We also believe that our distinctive business model of owning the distribution in many key markets and offering a globally recognized portfolio of proprietary and licensed products allows for many competitive advantages over smaller, regional or local competitors. This "ownership of the market" allows us in certain countries to bypass the local distributor's cost structure resulting in more competitively priced products while also generating higher product and operating margins.

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

Employees

        As of January 3, 2015, we employed approximately 15,200 persons, including approximately 7,500 persons employed by our foreign operating subsidiaries.

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

Item 1A.    Risk Factors

        The statements contained in this Annual Report on Form 10-K that are not historical facts, including, but not limited to, statements regarding our expected financial position, results of operations, business and financing plans found in Item 1. Business and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. The words "may", "believes", "expects", "plans", "intends", "anticipates" and similar expressions identify forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements.

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

        A significant portion of our growth in sales and net income is, and is expected to continue to be, derived from the sales of products produced under license agreements with third parties. Under these license agreements, we generally have the right to produce, market and distribute certain products utilizing the brand names of other companies. We sell products under certain licensed brands, including, but not limited to, ADIDAS, ARMANI EXCHANGE, BURBERRY, DIESEL, DKNY, EMPORIO ARMANI, KARL LAGERFELD, MARC BY MARC JACOBS, MICHAEL KORS, and TORY BURCH. Sales of our licensed products amounted to approximately 53.5% of our consolidated net sales for fiscal year 2014, including MICHAEL KORS product sales, which accounted for approximately 26.3% of our consolidated net sales. Our significant license agreements have various expiration dates between 2015 and 2024. In addition, certain license agreements may require us to make minimum royalty payments, subject us to restrictive covenants or require us to comply with certain other obligations and may be terminated by the licensor if these or other conditions are not met or upon certain events. We may not be able to continue to meet our obligations or fulfill the conditions under these agreements in the future. In addition, we may be unable to renew our existing license agreements beyond the current term or obtain new license agreements to replace any lost license agreements on similar economic terms or at all. The failure by us to maintain or renew one or more of our existing license agreements could result in a significant decrease in our sales and have a material adverse effect on our results of operations.

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

         Our success depends upon our ability to continue to develop innovative products, including wearable technology.

        Our success depends upon our ability to continue to develop innovative products in the respective markets in which we compete. Wearable technology is an emerging category of fashion that offers customers new functionality with accessories, including jewelry and smart watches. Our ability to respond to consumer preferences for wearable technology will depend in part on establishing successful partnerships with companies that are involved in developing wearable technology. If we are unable to establish such partnerships, this could negatively impact our ability to meet customer demands for wearable technology. Additionally, we may be unable to enhance and develop our products to satisfy consumer demands for wearable technology or we may fail to do so in a timely manner or at competitive prices. The process of developing new products is complex and uncertain, and involves time, substantial costs and risks, which are further magnified when the development process involves a transition to a new technology platform. Our inability or the inability of our partners, for technological or other reasons, some of which may be beyond our or our partners' control, to enhance, develop, introduce and monetize wearable technology products in a timely manner, or at all, in response to changing consumer preferences for wearable technology, could have a material adverse effect on our business, results of operations and financial condition or could result in our products not achieving market acceptance or becoming obsolete. If we are unable to successfully introduce new products, or if our competitors introduce new or superior products, customers may purchase increasing amounts of products from our competitors, which could adversely affect our sales and results of operations.

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

        Each year, we have historically expanded our store base. During fiscal year 2015, we intend to further expand our store base by opening approximately 44 to 55 new stores globally and close approximately 40 stores. Thereafter, in the near term, we plan to continue to expand our store base annually. The success of our business depends, in part, on our ability to open new stores and renew our existing store leases on terms that meet our financial targets. Our ability to open new stores on schedule or at all, to renew existing store leases on favorable terms or to operate them on a profitable basis will depend on various factors, including our ability to:

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

        We also operate FOSSIL brand stores and other non-FOSSIL branded stores and have historically expanded our Company-owned accessory and outlet locations to further strengthen our brand image. As of January 3, 2015, we operated 593 stores worldwide. The costs associated with leasehold improvements to current stores and the costs associated with opening new stores could materially increase our costs of operation.

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

        The majority of our watch products are currently assembled, and a majority of our jewelry products are manufactured, to our specifications by our majority- owned entities in China, with the remainder assembled or manufactured by independent entities. All of our apparel, sunglasses, handbags, small leather goods, belts and soft accessories are produced by independent manufacturers. We have no long-term contracts with these independent assembly factories or manufacturers and compete with other companies for production facilities. All transactions between us and our independent assembly factories or manufacturers are conducted on the basis of purchase orders. We face the risk that these independent assembly factories or manufacturers may not produce and deliver our products on a timely basis, or at all. As a result, we cannot be certain that these assembly factories or manufacturers will continue to assemble or manufacture products for us or that we will not experience operational difficulties with our manufacturers, such as reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, shortages of raw materials, failures to meet production deadlines or increases in manufacturing costs. Our future success will depend upon our ability to maintain close relationships with, or ownership of, our current assembly factories and manufacturers and to develop long-term relationships with other manufacturers that satisfy our requirements for price, quality and production flexibility. Our ability to establish new manufacturing relationships involves numerous uncertainties, including those relating to payment terms, costs of manufacturing, adequacy of manufacturing capacity, quality control and timeliness of delivery. Any failure by us to maintain long-term relationships with, or ownership of, our current assembly factories and manufacturers or to develop relationships with other manufacturers could have a material adverse effect on our ability to manufacture and distribute our products.

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

        We sell our merchandise primarily to department stores, specialty retail stores and distributors worldwide. We extend credit based on an evaluation of each customer's financial condition, usually without requiring collateral. Should any of our larger customers experience financial difficulties, we could curtail business with such customers or assume more credit risk relating to such customers'

receivables. Our inability to collect on our trade accounts receivable relating to such customers could have a material adverse effect on our operating cash flows, financial condition and results of operations.

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

         We face competition from traditional competitors as well as new competitors in the wearable technology category.

        There is intense competition in each of the businesses in which we compete. In all of our businesses, we compete with numerous manufacturers, importers and distributors who may have significantly greater financial, distribution, advertising and marketing resources than us. Our competitors include distributors that import watches, accessories and clothing from abroad, U.S. companies that have established foreign manufacturing relationships and companies that produce accessories and clothing domestically. In addition, we face new competition from technology companies that are launching smart watch products and other wearable technology. These new competitors have not historically competed with us, and many have significantly greater financial, distribution, advertising and marketing resources than us. The impact of the introduction of smart watch products and other wearable technology on sales of our traditional product lines, and watches in particular, is currently unknown, but could be materially adverse. Our results of operations and market position may be adversely affected by our competitors and their competitive pressures in the watch, wearable technology, fashion accessory and clothing industries.

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

        During fiscal 2014, we generated 54.7% of our net sales from outside of the U.S., and we anticipate that revenue from our international operations could account for an increasingly larger portion of our net sales in the future. Our international operations are directly related to, and dependent on, the volume of international trade and foreign market conditions. International commerce and our international operations are subject to many risks, some of which are discussed in more detail below, including:

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

        We generally purchase our products in U.S. dollars. However, we source a significant amount of our products overseas and, as such, the cost of these products may be affected by changes in the value of the currencies of these countries, including the Australian dollar, British pound, Canadian dollar, Chilean peso, Chinese yuan, Danish krone, euro, Hong Kong dollar, Indian rupee, Japanese yen, Korean won, Malaysian ringgit, Mexican peso, Norwegian kroner, Singapore dollar, Swedish krona, Swiss franc and Taiwanese dollar. Due to our dependence on manufacturing operations in China, changes in the value of the Chinese yuan may have a material impact on our supply channels and manufacturing costs, including component and assembly costs.

        In addition, changes in currency exchange rates also affect the prices at which we sell products in foreign markets. For fiscal years 2014, 2013 and 2012, 54.7%, 53.2% and 52.6% of our consolidated net sales were generated outside of the U.S., In general, our overall financial results are affected positively by a weaker U.S. dollar and are affected negatively by a stronger U.S. dollar as compared to the foreign currencies in which we conduct our business. For example, due to a generally stronger U.S. dollar in fiscal year 2014, the translation of foreign based net sales into U.S. dollars reduced our reported net sales by approximately $17.1 million. If the value of the U.S. dollar remains at its current levels or strengthens further against foreign currencies, particularly against the euro, British pound, Canadian dollar, Japanese yen, Australian dollar and Mexican peso, our financial condition and results of operations could be materially and adversely impacted. Although we utilize forward contracts to mitigate foreign currency risks (mostly relating to the euro, British pound, Japanese yen, Mexican peso, Canadian dollar and Australian dollar), if we are unsuccessful in mitigating these risks, foreign currency fluctuations may have a material adverse impact on our financial condition and results of operations.

         The ongoing European economic problems and debt crisis could adversely impact our financial condition.

        The European economic situation and debt crisis have contributed to instability in the global credit markets and have caused the value of the euro to fall 17% against the U.S. dollar since July 1, 2014 and may cause the value of the euro to deteriorate further in the future. During fiscal 2014, we generated 26.5% of our consolidated net sales from our Europe wholesale segment. If global economic and market conditions, or economic conditions in Europe become uncertain or deteriorate, the value of the euro could decline. The general financial instability in the stressed European countries could have a contagion effect on the region and contribute to the general instability and uncertainty in the European

Union. If this were to occur or if the value of the euro were to weaken against the U.S. dollar, our financial condition and results of operations could be materially and adversely impacted.

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

         Our CEO owns approximately 12% of our outstanding common stock.

        Mr. Kosta Kartsotis owns approximately 12% of our common stock as of January 3, 2015. As a result, he is in a position to influence the outcome of elections of our directors, the adoption, amendment or repeal of our bylaws and any other actions requiring the vote or consent of our stockholders, and to otherwise influence our affairs.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Company facilities.    As of the end of fiscal year 2014, we owned or leased the following material facilities in connection with our U.S. and international operations:

Location	Use	Approximate Square Footage	Owned / Leased
Dallas, Texas	Office, warehouse and distribution	518,000	Owned
Eggstätt, Germany	Office, warehouse and distribution	260,000	Owned
Grabenstätt, Germany	Office	92,000	Owned
Basel, Switzerland	European headquarters	31,000	Owned
Richardson, Texas	Corporate headquarters	536,000	Lease expiring in 2021
Hong Kong	Far East headquarters, warehouse and distribution	202,000	Lease expiring in 2016
Garland, Texas	Warehouse	269,000	Lease expiring in 2017
Shenzhen, China	Manufacturing	110,000	Lease expiring in 2018
New York, New York	General office and showroom	27,000	Lease expiring in 2016

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

        Retail store facilities.    As of the end of fiscal year 2014, we had 602 lease agreements for retail space for the sale of our products. The leases, including renewal options, expire at various times from 2015 to 2026. The leases provide for minimum annual rentals and, in certain cases, for the payment of additional rent when sales exceed specified net sales amounts. We are also generally required to pay our pro rata share of common area maintenance costs, real estate taxes, insurance, maintenance expenses and utilities.

        In fiscal year 2014, we signed a lease agreement for a new facility under construction for our European headquarters which we expect to move into during fiscal year 2016. We believe that our material existing facilities are well maintained, in good operating condition, and are adequate for our needs.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        General.    Our common stock is listed on the NASDAQ Global Select Market under the symbol "FOSL." The following table sets forth the range of quarterly high and low sales prices per share of our common stock on the NASDAQ Global Select Market for the fiscal years ended January 3, 2015 and December 28, 2013.

	High	Low
Fiscal year ended January 3, 2015:
First quarter	$125.00	$106.91
Second quarter	$114.80	$98.53
Third quarter	$107.86	$91.84
Fourth quarter	$115.20	$94.91
Fiscal year ended December 28, 2013:
First quarter	$115.19	$88.65
Second quarter	$110.44	$89.50
Third quarter	$129.25	$103.17
Fourth quarter	$134.99	$113.14

        As of February 17, 2015, there were 246 holders of record of our shares of common stock (including nominee holders such as banks and brokerage firms who hold shares for beneficial owners), although we believe that the number of beneficial owners is much higher.

        Cash Dividend Policy.    We did not pay any cash dividends in fiscal years 2014, 2013 or 2012. We expect that for the foreseeable future, we will retain all available earnings generated by our operations for the development and growth of our business and for the repurchase of shares of our common stock. Any future determination as to a cash dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, stock repurchase plans, financial condition, future prospects and such other factors as our Board of Directors may deem relevant.

Common Stock Performance Graph

        The following performance graph compares the cumulative return of our shares of common stock over the preceding five year periods with that of the broad market Standard & Poor's 500 Stock Index ("S&P 500 Index") and the NASDAQ Retail Trades Group. Each index assumes $100 invested at December 31, 2009 and is calculated assuming quarterly reinvestment of dividends and quarterly weighting by market capitalization.

        Effective January 2014, NASDAQ replaced total return values prepared by the Center for Research in Security Prices ("CRSP") at the University of Chicago with comparable NASDAQ OMX Global Indexes. As a result of the change, our performance graph for fiscal year 2014 uses a comparable index provided by NASDAQ OMX Global Indexes. In future stock performance graphs, we will discontinue presenting the CRSP total return index for NASDAQ Retail Trades.

 2014 COMPARATIVE TOTAL RETURNS
Fossil Group, Inc.,
NASDAQ Retail Trades and S&P 500 Index
(Performance Results through 12/31/14)

	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Fossil Group, Inc	$100.00	$210.01	$236.47	$277.41	$357.39	$329.98
S&P 500 Index	$100.00	$112.78	$112.78	$127.90	$165.76	$184.64
Nasdaq Retail Trades (OMX)	$100.00	$118.04	$125.81	$153.19	$211.08	$243.53
Nasdaq Retail Trades (CRSP)	$100.00	$125.25	$141.05	$166.77	$216.58	$240.94

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        In August 2010, our Board of Directors approved common stock repurchase programs pursuant to which up to $30 million and $750 million could be used to repurchase outstanding shares of our common stock. The $30 million repurchase program has no termination date and, as of January 3, 2015, no shares had been repurchased under it. We completed the $750 million repurchase program during the first quarter of fiscal 2013 and repurchased approximately 382,000 shares at a cost of $38.6 million. During fiscal year 2012, we repurchased 3.0 million shares at a cost of $261.3 million under the $750 million repurchase plan. In December 2012, our Board of Directors approved a common stock repurchase program pursuant to which up to $1.0 billion could be used to repurchase outstanding shares of our common stock. This repurchase program has a termination date of December 31, 2016. We repurchased 4.9 million shares under the $1.0 billion repurchase program during fiscal year 2013 at a cost of $536.3 million and 4.1 million shares during fiscal year 2014 at a cost of $435.0 million. On November 10, 2014, the Company's Board of Directors authorized a new $1.0 billion share repurchase program with an expiration date of December 31, 2018, and as of January 3, 2015, no shares had been repurchased. These repurchase programs are to be conducted pursuant to Rule 10b-18 of the Securities Exchange Act of 1934.

        Common stock repurchases acquired from grantees in connection with income tax withholding obligations arising from vesting of restricted stock grants were 13,572 shares, 25,322 shares and 23,702 shares for fiscal years 2014, 2013 and 2012, respectively.

        The following table shows our common stock repurchases based on the settlement date for the quarter ended January 3, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
October 5, 2014 - November 1, 2014	686,871	$98.34	686,419	$107,844,921
November 2, 2014 - November 29, 2014	233,936	$102.92	233,936	$1,083,768,334
November 30, 2014 - January 3, 2015	228,560	$109.30	228,560	$1,058,785,691

Total	1,149,367		1,148,915

Item 6.    Selected Financial Data

        The following information should be read in conjunction with our consolidated financial statements and notes thereto contained in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K (in thousands, except for per share data).

Fiscal Year	2014	2013	2012	2011	2010
Net sales	$3,509,691	$3,259,971	$2,857,508	$2,567,302	$2,030,690
Gross profit	2,001,172	1,861,686	1,606,543	1,439,186	1,155,164
Operating income	566,536	561,596	488,840	471,991	376,414
Net income	386,611	388,048	354,259	307,402	264,890
Net income attributable to Fossil Group, Inc	376,707	378,152	343,401	294,702	255,205
Earnings per share:
Basic	7.12	6.59	5.63	4.66	3.83
Diluted	7.10	6.56	5.59	4.61	3.77
Weighted average common shares and common equivalent shares outstanding:
Basic	52,882	57,401	60,959	63,298	66,701
Diluted	53,080	57,676	61,400	63,965	67,687
Working capital	$1,043,025	$987,556	$737,334	$844,124	$801,329
Total assets	2,207,552	2,230,414	1,841,989	1,642,922	1,467,573
Total long-term liabilities	776,922	663,141	194,747	134,798	76,377
Stockholders' equity attributable to Fossil Group, Inc	977,860	1,068,677	1,233,535	1,105,929	1,044,118
Return on average stockholders' equity attributable to Fossil Group, Inc.(1)	37.5%	33.1%	29.9%	28.0%	25.0%

(1)
Calculated by dividing net income attributable to Fossil Group, Inc. by five quarter average stockholders' equity attributable to Fossil Group, Inc.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary

        We are a global design, marketing and distribution company that specializes in consumer fashion accessories. Our principal offerings include an extensive line of men's and women's fashion watches and jewelry, handbags, small leather goods, belts, sunglasses, soft accessories and select apparel. In the watch and jewelry product categories, we have a diverse portfolio of globally recognized owned and licensed brand names under which our products are marketed. Our products are distributed globally through various distribution channels including wholesale in countries where we have a physical presence, direct to the consumer through our retail stores and commercial websites and through third-party distributors in countries where we do not maintain a physical presence. Our products are offered at varying price points to meet the needs of our customers, whether they are value-conscious or luxury oriented. Based on our extensive range of accessory products, brands, distribution channels and price points, we are able to target style-conscious consumers across a wide age spectrum on a global basis.

        Domestically, we sell our products through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, Company-owned retail and outlet stores, mass market stores and through our FOSSIL website. Our wholesale customer base includes, among others, Dillard's, JCPenney, Kohl's, Macy's, Neiman Marcus, Nordstrom, Saks Fifth Avenue, Target and Wal-Mart. In the United States, our network of Company-owned stores included 153 retail stores located in premier retail sites and 143 outlet stores located in major outlet malls as of January 3, 2015. In addition, we offer an extensive collection of our FOSSIL brand products on our website, www.fossil.com, as well as proprietary and licensed watch and jewelry brands through other managed and affiliated websites.

        Internationally, our products are sold to department stores, specialty retail stores and specialty watch and jewelry stores in approximately 150 countries worldwide through 25 Company-owned foreign sales subsidiaries and through a network of over 60 independent distributors. Internationally, our network of Company-owned stores included 197 retail stores and 100 outlet stores as of January 3, 2015. Our products are also sold through licensed and franchised FOSSIL retail stores, retail concessions operated by us and kiosks in certain international markets. In addition, we offer an extensive collection of our FOSSIL brand products on our websites in certain countries.

        Our consolidated gross profit margin is impacted by our diversified business model that includes but is not limited to: (i) a significant number of product categories we distribute, (ii) the multiple brands we offer within several product categories, (iii) the geographical presence of our businesses and (iv) the different distribution channels we sell to or through. The components of this diversified business model produce varying ranges of gross profit margin. Generally, on a historical basis, our fashion branded watch, jewelry and sunglass offerings produce higher gross profit margins than our leather goods offerings. In addition, in most product categories that we offer, brands with higher retail price points generally produce higher gross profit margins compared to those of lower retail priced brands. From a segment standpoint, our Direct to consumer business generally produces the highest gross profit margin as a result of these sales being direct to the ultimate consumer. Gross profit margins related to sales in our international wholesale segments are historically lower than our Direct to consumer segment, but historically higher than our North America wholesale segment primarily due to the following factors: (i) premiums charged in comparison to retail prices on products sold in the U.S.; (ii) the product sales mix in our international wholesale segments, in comparison to our North America wholesale segment, are comprised more predominantly of watches and jewelry that generally produce higher gross profit margins than leather goods; (iii) the watch sales mix in our international wholesale segments, in comparison to our North America wholesale segment, are comprised more predominantly of higher priced licensed brands; and (iv) concessions sales in our Asia Pacific wholesale segment where we capture the full retail price.

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

        Product Returns.    We accept limited returns and may request that a customer return a product if we feel the customer has an excess of any style that we have identified as being a poor performer for that customer or geographic location. We monitor returns and maintain a provision for estimated returns based upon historical experience and any specific issues identified. While returns have historically been within our expectations and the provisions established, future return rates may differ from those experienced in the past. In the event that our products are performing poorly in the retail market and/or we experience product damages or defects at a rate significantly higher than our historical rate, the resulting returns could have an adverse impact on the operating results for the period or periods in which such returns occur. If our allowance for product returns were to change by 10%, the result would have been a $2.7 million change to net income, net of taxes.

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

        Long-lived Asset Impairment.    We test for asset impairment of property, plant and equipment and other long-lived assets whenever events or conditions indicate that the carrying value of an asset might not be recoverable based on expected undiscounted cash flows related to the asset. In evaluating long-lived assets for recoverability, we calculate fair value using our best estimate of future cash flows expected to result from the use of the asset and its eventual disposition. When undiscounted cash flows estimated to be generated through the operations of our Company-owned retail stores are less than the carrying value of the underlying assets, the assets are impaired. If it is determined that assets are impaired, an impairment loss is recognized for the amount the asset's book value exceeds its fair value. Impairment losses are recorded in selling, general and administrative expenses. Should actual results or market conditions differ from those anticipated, additional losses may be recorded. We recorded impairment losses on long-lived assets of approximately $9.3 million, $5.8 million and $1.2 million in fiscal years 2014, 2013 and 2012, respectively. An increase of 100 basis points to the discount rate used in our impairment testing would have increased impairment expense by $0.3 million. A 10% decrease in future expected cash flows would have increased impairment expense by $0.2 million.

        Impairment of Goodwill and Trade Names.    We evaluate goodwill for impairment annually as of the end of the fiscal year by comparing the fair value of the reporting unit to its recorded value. Additionally, if events or conditions were to indicate the carrying value of a reporting unit may not be recoverable, we would evaluate goodwill for impairment at that time. We have three reporting units for which we evaluate goodwill for impairment, North America wholesale, Europe wholesale and Asia Pacific wholesale. The fair value of each reporting unit is estimated using market comparable information and discounted cash flows. If the estimated fair value of a reporting unit exceeds its carrying value, no impairment charge is recorded. As of January 3, 2015, the fair value of each of these reporting units exceeded their carrying value by over 200%.

        We evaluate trade names by comparing the fair value of the asset to its recorded value annually as of the end of the fiscal year and whenever events or conditions indicate that the carrying value of the trade name may not be recoverable. The fair value of the asset is estimated using discounted cash flow methodologies. The MICHELE trade name represented approximately 22% of our total trade name balances at the end of fiscal years 2014, 2013 and 2012. The SKAGEN trade name represented approximately 77% of our total trade name balance at the end of fiscal years 2014, 2013 and 2012. We performed the required annual impairment test and recorded no impairment charges in fiscal years 2014, 2013 and 2012. As of January 3, 2015, the fair values of the MICHELE and SKAGEN trade names exceeded their carrying values by approximately 86% and 47%, respectively. If we were to increase our discount rate 100 basis points, or if we were to decrease forecasted cash flows by 10%, no additional impairment charges would have resulted from our impairment test. Due to the inherent uncertainties involved in making the estimates and assumptions used in the fair value analysis, actual results may differ which could alter the fair value of the trade names and possibly cause impairment charges to occur in future periods.

        Judgments and assumptions are inherent in our estimate of future cash flows used to determine the estimate of the reporting unit's fair value. The most significant assumptions associated with the fair value calculations include net sales growth rates and discount rates. If the actual future sales results do not meet the assumed growth rates, future impairments of goodwill and trade names may be incurred.

        Income Taxes.    We record valuation allowances against our deferred tax assets, when necessary, in accordance with ASC 740, Income Taxes ("ASC 740"). Realization of deferred tax assets is dependent on future taxable earnings and is therefore uncertain. At least quarterly, we assess the likelihood that our deferred tax asset balance will be recovered from future taxable income. To the extent we believe that recovery is not likely, we establish a valuation allowance against our deferred tax asset, increasing our income tax expense in the period such determination is made. In addition, we have not recorded U.S. income tax expense for foreign earnings that we have determined to be indefinitely reinvested outside the U.S.

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

        Warranty Costs.    Our FOSSIL watch products sold in the U.S. are covered by a limited warranty against defects in materials or workmanship for a period of 11 years from the date of purchase. RELIC watch products sold in the U.S. are covered by a comparable 12 year limited warranty, while all other watch brands sold in the U.S. are covered by a comparable two year limited warranty. SKAGEN branded watches are covered by a lifetime warranty against defects due to faulty material or workmanship, subject to normal conditions of use. Generally, all of our watch products sold in Canada, Asia and Europe are covered by a comparable two year limited warranty. We determine our warranty liability using historical warranty repair experience. As changes occur in sales volumes and warranty experience, the warranty accrual is adjusted as necessary. The year-end warranty liability for fiscal years 2014, 2013 and 2012 was $13.5 million, $15.7 million and $13.4 million, respectively.

        Hedge Accounting.    We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. We have entered into certain foreign exchange forward contracts ("forward contracts") to hedge the risk of foreign currency rate fluctuations. Our main objective is to hedge the variability in forecasted cash flows due to the foreign currency risks primarily associated with certain anticipated inventory purchases. Changes in the fair value of forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (cumulative translation adjustment) within stockholders' equity, and are recognized in other income-net in the period which the intercompany cash payment for inventory is made. To reduce exposure to changes in currency exchange rates adversely affecting our investment in a euro-denominated subsidiary, in fiscal year 2014, we entered into a forward contract designated as a net investment hedge. Changes in the fair value of the net investment hedge were recorded as a component of accumulated other comprehensive income and will be recognized in other income-net when the subsidiary is sold or dissolved. Also, the Company has entered into an interest rate swap agreement to effectively convert a portion of variable rate debt obligations from a floating rate to a fixed rate. Changes in the fair value of the interest rate swap are recorded as a component of accumulated other comprehensive income within stockholders' equity, and are recognized in interest expense in the period in which the payment is settled. We have elected to apply the hedge accounting rules as required by ASC 815, Derivatives and Hedging, for these hedges.

        Stock-Based Compensation.    We utilize the Black-Scholes model to determine the fair value of stock options and stock appreciation rights on the date of grant. The model requires us to make assumptions concerning (i) the length of time employees will retain their vested stock options and stock appreciation rights before exercising them ("expected term"), (ii) the volatility of our common stock price over the expected term and (iii) the number of stock options and stock appreciation rights that will be forfeited. Changes in these assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related expense amounts recognized on our consolidated statements of income and comprehensive income. If the fair value of our stock-based compensation were to change by 10%, the result would have been a $1.3 million change to net income, net of taxes.

Results of Operations

Executive Summary

        During fiscal year 2014, net sales rose 8% as compared to the prior fiscal year, representing growth across each of our geographic regions with particular strength in Europe and Asia. In addition, fiscal 2014 included an extra week of operations, resulting in a 53-week year as compared to a 52-week year for fiscal 2013. Both of our proprietary lifestyle brands, FOSSIL and SKAGEN, as well as our multi-brand global watch portfolio experienced growth across each region in which we operate. FOSSIL grew 2% during fiscal 2014, led by the continued strength of watches, partially offset by decreases in the jewelry and leather categories. We continue to believe FOSSIL jewelry is an opportunity for growth and after spending this past year repositioning distribution in the U.S., we believe we are well positioned to capitalize on the synergies that FOSSIL jewelry shares with watches. During fiscal 2014 we repositioned our FOSSIL leathers business and saw improved performance in the category, particularly women's handbags, where we concentrated efforts to add to our design team and bolstered our products to gain broader customer appeal. Our elevated assortment is resonating with customers, particularly in our retail stores where we have the best opportunity to clearly communicate the brand story to the customer and in improved presentations through shop-in-shops within U.S. department stores. SKAGEN grew 13% during fiscal year 2014, with watches and jewelry each posting double-digit gains. Our two new high profile store locations in Frankfurt and New York along with our remodeled stores in London allow us to showcase the full array of SKAGEN's products in an environment that reflects the differentiated and unique positioning of the brand. Our multi-brand global watch portfolio grew 9% during fiscal year 2014, which included growth across multiple brands, with the strongest gains occurring internationally. Additionally, we advanced our Swiss initiative with the spring launch of EMPORIO ARMANI Swiss Made and with the launch of the TORY BURCH assortment in the last six months of fiscal 2014. Our Direct to consumer business grew during fiscal year 2014 primarily as a result of store expansion and a modest increase in our global comparable store sales in our owned retail stores. Positive comparable store sales results in Europe and Asia were partially offset by a very slight decline in North America, primarily as a result of traffic declines in the U.S. that were only partially offset by higher conversion rates.

        Gross profit increased during fiscal year 2014, while the gross margin rate was relatively consistent with the prior fiscal year. During fiscal 2014, our gross margin rate was favorably impacted by our regional distribution mix given the growth in international markets. However, this benefit was offset by increased promotional activity in our retail channel, primarily in our U.S. outlet stores. Our operating margin contracted during fiscal year 2014 primarily due to planned operating expense deleveraging in the first half of the year as we invested in retail and concession expansion and infrastructure to support growth and global initiatives. These reductions in operating expense leverage were partially offset by increased operating expense leverage in the back half of the year as we managed infrastructure spending tightly and drove leverage in more mature areas of our business, redeploying some of the capacity to invest in growth initiatives and customer facing activities.

        During fiscal year 2014, we invested $435 million to repurchase 4.1 million shares of our common stock. Our financial performance combined with our repurchase activity resulted in earnings of $7.10 per diluted share.

Fiscal Year 2014 Compared to Fiscal Year 2013

        Consolidated Net Sales.    Net sales increased 7.7%, representing sales growth in our Europe and Asia Pacific wholesale and Direct to consumer businesses, partially offset by a slight decrease in our North America wholesale business. Global watch sales made the most significant contribution, increasing $223.4 million or 8.9%, in fiscal year 2014. We believe that we continue to gain market share in the watch category given our powerful portfolio of global lifestyle brands, design innovation and our global production and distribution advantages. Our jewelry product category also contributed favorably to the current fiscal year net sales growth, increasing $47.7 million, or 20.8%, as a result of a strong performance in licensed jewelry, partially offset by a decrease in FOSSIL branded products. Our leathers category declined $16.9 million or 3.9% during the year as we anniversaried high clearance volumes in fiscal year 2013.

        We believe our diverse global distribution network, our design and marketing capabilities and continued investments in our owned brands to increase brand awareness, drive demand and accelerate growth, will allow us to continue to take market share from local and regional brands. We also believe that investments we have made in certain emerging markets will facilitate higher levels of growth in international wholesale segments in comparison to the larger and more mature North American wholesale segment. Net sales information by product category is summarized as follows (dollars in millions):

	Fiscal Year
	2014		2013
					Growth (Decline)
		Percentage of Total		Percentage of Total
	Amounts		Amounts		Dollars	Percentage
Watches	$2,736.5	78.0%	$2,513.1	77.1%	$223.4	8.9%
Leathers	419.4	11.9	436.3	13.4	(16.9)	(3.9)
Jewelry	276.5	7.9	228.8	7.0	47.7	20.8
Other	77.3	2.2	81.8	2.5	(4.5)	(5.5)

Total net sales	$3,509.7	100.0%	$3,260.0	100.0%	$249.7	7.7%

        As a multinational enterprise, we are exposed to changes in foreign currency exchange rates. The translation of the operations of our foreign-based entities from their local currencies into U.S. dollars is sensitive to changes in foreign currency exchange rates. In general, our overall financial results are affected positively by a weaker U.S. dollar and are affected negatively by a stronger U.S. dollar as compared to the foreign currencies in which we conduct our business. In fiscal year 2014, the translation of foreign-based net sales into U.S. dollars reduced reported net sales by approximately $17.1 million, including unfavorable impacts of $7.4 million, $7.1 million and $5.3 million in our Asia Pacific wholesale, Direct to consumer and North America wholesale businesses, respectively, partially offset by a favorable impact of $2.7 million in our Europe wholesale segment.

        The following table sets forth consolidated net sales by segment (dollars in millions):

	Fiscal Year
	2014		2013
					Growth (Decline)
		Percentage of Total		Percentage of Total
	Amounts		Amounts		Dollars	Percentage
Wholesale:
North America	$1,213.1	34.6%	$1,216.6	37.3%	$(3.5)	(0.3)%
Europe	931.2	26.5	828.1	25.4	103.1	12.5
Asia Pacific	440.7	12.6	396.7	12.2	44.0	11.1

Total wholesale	2,585.0	73.7	2,441.4	74.9	143.6	5.9
Direct to consumer	924.7	26.3	818.6	25.1	106.1	13.0

Total net sales	$3,509.7	100.0%	$3,260.0	100.0%	$249.7	7.7%

        North America Wholesale Net Sales.    North America wholesale net sales decreased $3.5 million or 0.3% but increased $1.8 million or 0.1% in constant currency during fiscal year 2014, representing growth in the U.S., offset by declines in Canada and Latin America. The department store channel has been challenging due to the continuing promotional retail environment and due to retail partners managing to lower inventory levels. In constant currency, both the jewelry and watch categories contributed favorably to fiscal year 2014, as jewelry sales increased $16.5 million or 33.2% and watches increased $16.4 million or 1.7%. These sales gains were partially offset by sales declines in our leathers products of $29.4 million or 17.2%, as the leather category has proven to be highly competitive and promotional in this wholesale channel.

        Europe Wholesale Net Sales.    During fiscal 2014, Europe wholesale net sales rose $103.1 million or 12.5% ($100.5 million or 12.1% in constant currency), representing sales gains across nearly all markets in which we operate. In Europe, we continue to benefit from our scale, as we leverage our extensive European infrastructure and distribution to drive growth. Key markets performed well as we have seen positive results from partnering with customers to focus on door productivity and to influence assortments and replenishment. Sales growth was particularly strong in the United Kingdom, France and Germany, while Italy experienced a sales decline during fiscal year 2014 as a result of the challenging market conditions. From a product category perspective, on a constant currency basis, sales growth was led by a $90.3 million or 13.9% increase in our watch category and a $19.2 million or 16.3% increase in jewelry, partially offset by a $10.1 million or 27.0% decrease in leather products.

        Asia Pacific Wholesale Net Sales.    In fiscal year 2014, Asia Pacific wholesale net sales increased $44.0 million or 11.1% ($51.4 million or 13.0% in constant currency). We experienced sales growth across the majority of the markets in the Asia Pacific region led by Japan, India and China, while sales in South Korea decreased as market conditions there remain weak. Our watch category made the greatest contribution, increasing $51.7 million or 14.2% in constant currency. At the end of fiscal year 2014, we operated 334 concession locations in the Asia Pacific region with a net 25 new concessions opened during the last twelve months. For the 2014 fiscal year, Asia Pacific concession sales increased as a result of new door growth as comparable year-over-year concession sales declined. We believe these concessions represent a large opportunity for us because they allow us to control the brand presentation and customer experience at the point of sale and capture the full retail price.

        Direct to Consumer Net Sales.    Direct to consumer net sales increased $106.1 million or 13.0% ($113.2 million or 13.8% in constant currency), during fiscal year 2014, primarily as a result of an increase in the average number of Company-owned stores open during the fiscal year and a 2.0% comparable store sales increase normalized for the 53-week calendar. Positive comparable store sales results in Europe and Asia were partially offset by a slight decline in North America, primarily driven by the U.S. stores, where conversion rates improved but not enough to offset the impact of significant mall traffic declines and promotional activity in our outlet stores. Compared to fiscal year 2013, comparable store sales in watches and leathers increased slightly, while comparable jewelry sales increased double-digits.

        The following table sets forth the number of stores by concept for the fiscal years ended below:

	January 3, 2015			December 28, 2013
	North America	Other International	Total	North America	Other International	Total
Full price accessory	119	170	289	112	164	276
Outlets	143	100	243	125	81	206
Clothing	28	2	30	30	2	32
Full price multi-brand	6	25	31	6	23	29

Total stores	296	297	593	273	270	543

        During fiscal year 2014, we opened 76 new stores and closed 26 stores. During fiscal year 2015, we anticipate opening approximately 44 to 55 additional retail stores and closing approximately 40 stores globally. A store is included in comparable store sales in the thirteenth month of operation. Stores that experience a gross square footage increase of 10% or more due to an expansion and/or relocation are removed from the comparable store sales base, but are included in total sales. These stores are returned to the comparable store sales base in the thirteenth month following the expansion and/or relocation.

        Gross Profit.    Gross profit of $2.0 billion in fiscal year 2014 increased 7.5% in comparison to $1.9 billion in fiscal year 2013 as a result of increased sales, partially offset by a slight decrease in gross profit margin. Gross profit margin decreased 10 basis points to 57.0% in fiscal year 2014 compared to 57.1% in the prior fiscal year. The gross margin rate reduction was primarily driven by the impact of increased promotional activity, primarily in our U.S. outlet stores, as compared to the prior fiscal year. Partially offsetting this decrease was the impact of a favorable regional distribution mix from the growth in international markets.

        Selling, General and Administrative Expenses ("SG&A").    Total SG&A expenses increased by $134.5 million, and as a percentage of net sales, increased to 40.9% in fiscal year 2014 compared to 39.9% in fiscal year 2013. The translation of foreign-based expenses in fiscal year 2014 increased SG&A expenses by approximately $0.6 million as a result of the weaker U.S. dollar. SG&A expense increases were primarily attributable to continued investments in our retail store and concession base, infrastructure investments to support growth and global initiatives, marketing expenses, including advertising royalties, and investments in brand building and customer engagement activities, partially offset by the reversal of incentive compensation accruals. In addition, fiscal year 2014 included a $9.3 million non-cash asset impairment charge to write down certain long-lived assets associated with our retail stores as compared to a $5.8 million charge incurred in fiscal year 2013.

        Consolidated Operating Income.    During fiscal year 2014, operating income increased by $4.9 million, or 0.9%, as compared to the prior fiscal year. As a percentage of net sales, operating income decreased to 16.1% in fiscal year 2014 as compared to 17.2% in fiscal year 2013, primarily as a result of decreased SG&A expense leverage. Operating income for the 2014 fiscal year included approximately $12.1 million of net currency losses related to the translation of foreign-based sales and expenses into U.S. dollars. Operating income by operating segment is summarized as follows (dollars in millions):

	Fiscal Year		Growth (Decline)
	2014	2013	Dollars	Percentage
Wholesale:
North America	$251.0	$305.8	$(54.8)	(17.9)%
Europe	261.2	219.0	42.2	19.3
Asia Pacific	122.8	130.0	(7.2)	(5.5)

Total wholesale	635.0	654.8	(19.8)	(3.0)
Direct to consumer	115.0	88.1	26.9	30.5
Corporate	(183.5)	(181.3)	(2.2)	1.2

Total operating income	$566.5	$561.6	$4.9	0.9%

        Intercompany profit attributable to our factory operations is included in the Asia Pacific wholesale and Europe wholesale segments in accordance with the geographic location of the factories. These intercompany factory profits are eliminated in consolidation.

        Wholesale Operating Income.    Operating income in our wholesale segments decreased $19.8 million, or 3.0%, in fiscal year 2014 compared to fiscal year 2013. As a percentage of net sales, wholesale operating income decreased to 24.6% in fiscal year 2014, compared to 26.8% of net sales in the prior fiscal year, primarily as a result of decreased SG&A expense leverage in our wholesale segments. The decreased leverage in SG&A expenses was largely driven by brand building activities, marketing and advertising royalties in our North America wholesale segment. Gross profit margin expansion in the Europe wholesale business was largely offset by decreased gross profit margin in the Asia Pacific and North America wholesale segments. The Europe wholesale business benefited from the currency impact of a stronger euro in the purchase of inventory. The Asia Pacific wholesale segment was negatively impacted by the currency impact of a weaker Japanese Yen and Australian dollar as well as an increased sales mix of lower margin products within the watch category, while an increase in sales to off-price partners contributed to the gross profit margin contraction in the North America wholesale business.

        Direct to Consumer Operating Income.    Direct to consumer operating income increased $26.9 million, or 30.5%, in fiscal year 2014 compared to the prior fiscal year and, as a percentage of net sales, increased to 12.4% in fiscal year 2014 compared to 10.8% in fiscal year 2013, as a result of increased SG&A expense leverage, partially offset by gross profit margin contraction. Favorable SG&A expense leverage in the Direct to consumer segment was primarily related to employee compensation, partially offset by decreased leverage in rent and facility-related expenses, while gross profit margin was negatively impacted by lower margins primarily in our U.S. outlet stores due to effective promotions that drove increased gross profit dollars but put pressure on the gross margin rate.

        Interest Expense.    Interest expense increased by $6.4 million in fiscal year 2014 as a result of increased debt levels in comparison to the prior fiscal year.

        Other Income—Net.    During fiscal year 2014, other income—net decreased by approximately $2.0 million, largely driven by decreased net foreign currency gains resulting from mark-to-market hedging and other transactional activities as compared to fiscal year 2013. Additionally, fiscal year 2014 other income-net included an arbitration judgment gain of $6.0 million related to the purchase price for Skagen Designs, while the fiscal year 2013 other income-net amount included a $6.5 million non-cash, mark-to-market valuation gain related to our assumption of control of Fossil Spain, our Spanish joint venture.

        Provision for Income Taxes.    Income tax expense for fiscal year 2014 was $171.5 million, resulting in an effective tax rate of 30.7%, compared to 30.9% in fiscal year 2013.

        Net Income Attributable to Fossil Group, Inc.    Fiscal year 2014 net income attributable to Fossil Group, Inc. was $7.10 per diluted share in comparison to $6.56 per diluted share in the prior fiscal year and included a $0.57 per diluted share benefit as a result of a lower outstanding share count due to common stock repurchases under our ongoing stock repurchase program and net foreign currency losses of $0.17 per diluted share. Net income attributable to Fossil Group, Inc. was relatively flat at $376.7 million for fiscal year 2014 in comparison to $378.2 million in the prior year. Fiscal year 2014 results included a $6.0 million arbitration judgment gain related to the purchase price for Skagen Designs, which benefitted earnings by $0.08 per diluted share, while fiscal year 2013 results included a $6.5 million non-cash, non-operating gain, which benefitted earnings by $0.11 per diluted share, related to our assumption of control of Fossil Spain in connection with our right to acquire in 2015 the remaining 50% of Fossil Spain.

Fiscal Year 2013 Compared to Fiscal Year 2012

        Consolidated Net Sales.    Net sales increased 14.1%, representing sales growth across each of our global wholesale and Direct to consumer businesses. Global watch sales made the most significant contribution, increasing $371.6 million or 17.4%, in fiscal year 2013. Our jewelry product category also contributed favorably to fiscal year 2013 net sales growth, increasing $47.2 million, or 26.0%, as our new global assortment resonated well with consumers. Our leather business decreased slightly during the year.

        Net sales information by product category is summarized as follows (dollars in millions):

	Fiscal Year
	2013		2012
					Growth (Decline)
		Percentage of Total		Percentage of Total
	Amounts		Amounts		Dollars	Percentage
Watches	$2,513.1	77.1%	$2,141.5	74.9%	$371.6	17.4%
Leathers	436.3	13.4	440.1	15.4	(3.8)	(0.9)
Jewelry	228.8	7.0	181.6	6.4	47.2	26.0
Other	81.8	2.5	94.3	3.3	(12.5)	(13.3)

Total net sales	$3,260.0	100.0%	$2,857.5	100.0%	$402.5	14.1%

        In fiscal year 2013, the translation of foreign-based net sales into U.S. dollars reduced reported net sales by approximately $0.6 million including a favorable impact of $18.3 million in our Europe wholesale segment offset by unfavorable impacts of $17.1 million and $1.8 million in our Asia Pacific wholesale and Direct to consumer businesses, respectively.

        The following table sets forth consolidated net sales by segment (dollars in millions):

	Fiscal Year
	2013		2012
					Growth
		Percentage of Total		Percentage of Total
	Amounts		Amounts		Dollars	Percentage
Wholesale:
North America	$1,216.6	37.3%	$1,083.5	37.9%	$133.1	12.3%
Europe	828.1	25.4	697.0	24.4	131.1	18.8
Asia Pacific	396.7	12.2	361.5	12.7	35.2	9.7

Total wholesale	2,441.4	74.9	2,142.0	75.0	299.4	14.0
Direct to consumer	818.6	25.1	715.5	25.0	103.1	14.4

Total net sales	$3,260.0	100.0%	$2,857.5	100.0%	$402.5	14.1%

        North America Wholesale Net Sales.    Net sales in the North America wholesale segment increased $133.1 million or 12.3% during fiscal year 2013, representing growth across the U.S., Canada and Latin America. Watch sales led the growth, increasing $142.3 million or 16.9%, while jewelry sales also contributed favorably, increasing $11.5 million or 30.2%. These sales gains were partially offset by sales volume declines in our leathers products of $12.0 million or 6.6% as a result of decreased sell-through rates at retail. The discontinuation of our footwear line and, as we transitioned to a licensing model, eyewear line also negatively impacted fiscal year 2013 net sales by $5.3 million and $5.0 million, respectively. Additionally, fiscal year 2013 was negatively impacted by approximately $10 million as a result of the misalignment of our fiscal calendar with the National Retail Federation ("NRF") calendar, on which many of our customers operate. The NRF calendar included an extra week in January 2013 as compared to our fiscal calendar. The extra week on our fiscal calendar took place in January 2014 at which time our fiscal calendar re-aligned with the NRF calendar.

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

        SG&A.    SG&A expenses increased by $182.4 million, and as a percentage of net sales, increased to 39.9% in fiscal year 2013 compared to 39.1% in fiscal year 2012. The translation of foreign-based expenses in fiscal year 2013 decreased SG&A expenses by approximately $0.4 million as a result of the stronger U.S. dollar. SG&A expense increases were primarily attributable to continued investments in our retail store and concession expansion, performance based compensation, infrastructure investments to support growth and global initiatives, enhancements to our marketing programs and the impact of newly acquired businesses. In addition, fiscal year 2013 included a $5.8 million non-cash asset impairment charge to write down certain long-lived assets associated with our retail stores.

        Consolidated Operating Income.    During fiscal year 2013, operating income increased by $72.8 million, or 14.9%, in comparison to fiscal year 2012. As a percentage of net sales, operating income increased to 17.2% as compared to 17.1% in the prior fiscal year. Operating income for the 2013 fiscal year included approximately $2.3 million of net currency losses related to the translation of foreign-based sales and expenses into U.S. dollars. Operating income by operating segment is summarized as follows (dollars in millions):

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

        Wholesale Operating Income.    Operating income in our wholesale segments increased $106.4 million or 19.4%, in fiscal year 2013 compared to fiscal year 2012. As a percentage of net sales, wholesale operating income increased to 26.8% in fiscal year 2013 compared to 25.6% of net sales in the prior fiscal year primarily as a result of gross profit margin expansion partially offset by decreased SG&A expense leverage. Gross margin rate expansion in our wholesale businesses was primarily a result of a favorable shift in sales to higher margin geographic regions and an increase in sales mix to sales of higher margin watch and jewelry products. Wholesale operating margin was negatively impacted by decreased SG&A expense leverage in our Asia Pacific wholesale segment as we continued to invest in the region.

        Direct to Consumer Operating Income.    Direct to consumer operating income decreased $10.6 million, or 10.7%, in fiscal year 2013 compared to the prior fiscal year and, as a percentage of net sales, decreased to 10.8% in fiscal year 2013 compared to 13.8% in fiscal year 2012, as a result of gross profit margin contraction and decreased SG&A expense leverage. Decreased gross margins in our Direct to consumer business were largely driven by liquidation of prior seasons' leather products and outlet promotional activity. Operating margin was negatively impacted by a $5.8 million non-cash asset impairment charge to write down certain long-lived assets associated with our retail stores.

        Interest Expense.    Interest expense increased by $4.4 million in fiscal year 2013 primarily as a result of increased debt levels.

        Other Income—Net.    During fiscal year 2013, other income—net changed favorably by approximately $0.9 million. This increase was primarily driven by a $6.5 million non-cash, mark-to-market valuation gain related to our assumption of control of Fossil Spain, our Spanish joint venture that is 50% owned by General De Relojeria, S.A., partially offset by decreased net foreign currency gains resulting from mark-to-market hedging and other transactional activities as compared to fiscal year 2012.

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

Liquidity and Capital Resources

        Historically, our business operations have not required substantial cash during the first several months of our fiscal year. Generally, starting in the third quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our quarterly cash requirements are also impacted by the number of new stores we open, other capital expenditures and the amount of any discretionary stock repurchases we make. Our cash and cash equivalents balance at the end of fiscal year 2014 was $276.3 million, including $262.4 million held by foreign subsidiaries outside the U.S., in comparison to $320.5 million at the end of fiscal year 2013.

        Net cash provided by operating activities of $387.9 million in fiscal year 2014 was more than offset by the aggregate amount of cash used in investing and financing activities of $103.2 million and $325.2 million, respectively, resulting in a $44.2 million decrease in cash and cash equivalents since the end of fiscal year 2013. During fiscal year 2014, net cash provided by operating activities consisted primarily of net income of $386.6 million, non-cash activities of $131.1 million and an unfavorable increase in net operating assets and liabilities of $129.9 million. During fiscal year 2014, net cash used in investing activities was primarily driven by $94.8 million related to capital expenditures. During fiscal year 2014, net cash used in financing activities was principally comprised of $437.9 million of common stock acquisitions, partially offset by $122.3 million of net borrowings on notes payable. Net borrowings primarily consisted of draws and repayments made under our $1.1 billion revolving line of credit and term loan.

        Accounts receivable decreased by 5.3% to $430.5 million during fiscal year 2014 compared to $454.8 million at the end of the prior fiscal year, due to the timing of sales and shipments as well as the translation of foreign-based balances as a result of the stronger U.S. dollar. Average days sales outstanding for our wholesale segments for fiscal year 2014 was 52 days compared to 49 days in the prior fiscal year.

        Inventory at the end of fiscal year 2014 was $597.3 million, representing an increase of 4.7% from the prior fiscal year inventory balance of $570.7 million. Due to our effort to manage inventory levels and the impact of foreign currency fluctuations, our inventory growth was slightly below our sales growth.

        On November 10, 2014, the Company's board of directors authorized a new $1.0 billion share repurchase program with an expiration date of December 2018.

        The following table reflects our common stock repurchase activity for the periods indicated (in millions):

			For the 2014 Fiscal Year		For the 2013 Fiscal Year
Fiscal Year Authorized	Dollar Value Authorized	Termination Date	Number of Shares Repurchased	Dollar Value Repurchased	Number of Shares Repurchased	Dollar Value Repurchased
2014	$1,000.0	December 2018	0.0	$0.0	0.0	$0.0
2012	$1,000.0	December 2016	4.1	$435.0	4.9	$536.3
2010	$30.0	None	0.0	$0.0	0.0	$0.0
2010	$750.0	December 2013(1)	0.0	$0.0	0.4	$38.6

(1)
In the first quarter of fiscal year 2013, the Company completed this repurchase plan.

        We effectively retired 4.1 million shares of repurchased common stock under our repurchase programs during fiscal 2014. We account for the retirements by allocating the repurchase price, which is based upon the equity contribution associated with historical issuances, to common stock, additional paid-in capital and retained earnings. The effective retirement of common stock repurchased during fiscal year 2014 decreased common stock by $41,000, additional paid-in capital by $3.2 million, retained earnings by $431.7 million and treasury stock by $435.0 million. The effective retirement of common stock repurchased during the 2013 fiscal year decreased common stock by $53,000, additional paid-in capital by $7.6 million, retained earnings by $567.2 million and treasury stock by $574.8 million. At December 28, 2013 and January 3, 2015, all treasury stock had been effectively retired. As of January 3, 2015, we had $1.1 billion of repurchase authorizations remaining under our repurchase programs.

        At the end of the fiscal year 2014, we had working capital of $1.0 billion compared to working capital of $987.6 million at the end of the prior fiscal year. Additionally, we had approximately $16.6 million of outstanding short-term borrowings and $613.7 million in long-term debt.

        On May 17, 2013, we entered into a five year Credit Agreement (the "Credit Agreement") which provided for revolving credit loans in the amount of $750 million (the "Revolver"), a swingline subfacility up to $20 million, an up to $10 million subfacility for letters of credit and a term loan in the amount of $250 million (the "Term Loan"). On May 23, 2014, we entered into a First Amendment (the "Amendment") to the Credit Agreement. The Amendment increased the credit limit on the Revolver by $300 million to $1,050 million. Amounts outstanding under the Revolver and Term Loan bear interest at our option of (i) the base rate (defined as the higher of (a) the prime rate publicly announced by Wells Fargo (3.25% at fiscal year-end 2014), (b) the federal funds rate plus 0.5% and (c) the London Interbank Offer Rate ("LIBOR") (0.16% at fiscal year-end 2014) for an interest period of one month plus 1.00%) plus the base rate applicable margin (which varies based upon our consolidated leverage ratio (the "Ratio") from 0.25% if the Ratio is less than 1.00 to 1.00, to 1.00% if the Ratio is greater than or equal to 2.00 to 1.00) or (ii) the LIBOR rate (defined as the quotient obtained by dividing (a) LIBOR by (b) 1.00 minus the Eurodollar reserve percentage) plus the LIBOR rate applicable margin (which varies based upon the Ratio from 1.25% if the Ratio is less than 1.00 to 1.00 to 2.00% if the Ratio is greater than or equal to 2.00 to 1.00). Amounts outstanding under the swingline subfacility under the Credit Agreement or upon any drawing under a letter of credit bear interest at the base rate plus the base rate applicable margin. Interest based upon the base rate is payable quarterly in arrears. Interest based upon the LIBOR rate is payable either monthly or quarterly in arrears, depending on the interest period selected by us. The Revolver also contains a commitment fee, determined based upon the Ratio, which varies from 0.20%, if the Ratio is less than 1.00 to 1.00, to 0.35%, if the Ratio is greater than or equal to 2.00 to 1.00.

        The Credit Agreement is guaranteed by all of our direct and indirect material domestic subsidiaries and secured by 65% of the total outstanding voting capital stock and 100% of the non-voting capital stock of Fossil Europe B.V., Fossil (East) Limited and Swiss Technology Holding GmbH, certain of our foreign subsidiaries, pursuant to a pledge agreement.

        Financial covenants in the Credit Agreement require us to maintain (i) a consolidated total leverage ratio no greater than 2.50 to 1.00, (ii) a consolidated interest coverage ratio no less than 3.50 to 1.00 and (iii) maximum capital expenditures not in excess of (x) $200.0 million during each of fiscal years 2014 and 2015 and (y) $250.0 million during each fiscal year thereafter, subject to certain adjustments.

        During fiscal year 2014, we repaid $15.6 million on the Term Loan and had no additional borrowings. The average interest rate during fiscal year 2014 for borrowings under the Term Loan including the impact of the interest rate swap was 2.5%. During fiscal year 2014, we borrowed $961.0 million under the Revolver at an average rate of 1.4% and repaid $822.0 million. As of January 3, 2015, we had $231.3 million and $389.0 million outstanding under the Term Loan and the Revolver, respectively. In addition, we had $0.9 million of outstanding standby letters of credit at January 3, 2015. Amounts available under the Revolver are reduced by any amounts outstanding under standby letters of credit. As of January 3, 2015, we had $660.1 million available for borrowing under the Revolver. Borrowings under the Revolver were mainly used to fund common stock repurchases and normal operating expenses.

        At January 3, 2015, we were in compliance with debt covenants related to all of our credit facilities.

        As of January 3, 2015, we do not consider $484.0 million of undistributed earnings of our foreign subsidiaries to be indefinitely reinvested. As such, we have accrued taxes on these amounts net of applicable foreign tax credits. We have not provided for U.S. federal and state income taxes on the remaining $800.6 million of undistributed earnings of our foreign subsidiaries because we consider such earnings to be indefinitely reinvested outside the U.S. The determination of the amount of incremental tax that would be due in the event these earnings are repatriated in the future is not practicable. However, our intent is to keep these funds indefinitely reinvested outside of the U.S., and our current plans do not indicate a need to repatriate them to fund our U.S. operations.

        For the fiscal year ending January 2, 2016, we expect total capital expenditures to be in a range of $110 million to $120 million. These capital expenditures will be primarily related to global concession and retail store expansion and renovation as well as investment in technological infrastructure and strategic investments. We believe that cash flows from operations combined with existing cash on hand and amounts available under the Revolver will be sufficient to fund our working capital needs, common stock repurchases and planned capital expenditures for the next twelve months.

Contractual Obligations

        The following table identifies our contractual obligations as of January 3, 2015 (in thousands):

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Debt obligations(1)	$623,556	$15,725	$40,825	$564,200	$2,806
Interest payments on debt(2)	36,692	11,443	21,350	3,786	113
Minimum royalty payments(3)	509,252	226,363	197,515	85,374	—
Capital lease obligations	7,218	1,039	2,024	1,967	2,188
Operating lease obligations	919,913	158,692	256,278	188,834	316,109
Purchase obligations(4)	310,360	297,203	13,157	—	—
Uncertain tax positions(5)	5,288	5,288	—	—	—

Total contractual obligations(6)	$2,412,279	$715,753	$531,149	$844,161	$321,216

(1)
Consists of borrowings in the U.S. and Switzerland, excluding contractual interest payments.

(2)
Consists of interest payments related to debt and capital lease obligations.

(3)
Consists primarily of minimum royalty commitments under exclusive licenses to manufacture watches and jewelry under trademarks not owned by us. However these minimum royalty commitments do not include amounts owed pursuant to various license and design service agreements under which we are obligated to pay the licensors a percentage of our net sales of these licensed products.

(4)
Consists primarily of outstanding letters of credit, which represent inventory purchase commitments that typically mature in one to eight months and open non-cancelable purchase orders.

(5)
Management has only included its current ASC 740 liability in the table above. Long-term amounts of $14.8 million have been excluded because the payment timing cannot be reasonably estimated.

(6)
Pension obligations of $14.0 million have been excluded because the payment timing cannot be reasonably estimated.

Off Balance Sheet Arrangements

        There are no off balance sheet arrangements other than those disclosed in commitments and contingencies.

Selected Quarterly Consolidated Financial Data

        The table below sets forth selected quarterly consolidated financial information. The information is derived from our unaudited consolidated financial statements and includes, in the opinion of management, all normal and recurring adjustments that management considers necessary for a fair statement of results for such periods. The operating results for any quarter are not necessarily indicative of results for any future period. Certain line items presented in the tables below, when aggregated, may not agree with the corresponding line items on our consolidated statements of income and comprehensive income for fiscal years 2014 and 2013 due to rounding (in thousands, except percentage and per share data).

Fiscal Year 2014	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net sales	$776,544	$773,820	$894,482	$1,064,845
Gross profit	443,220	444,602	509,038	604,312
Net income	69,161	54,899	106,404	156,146
Net income attributable to noncontrolling interest	2,818	2,382	2,683	2,021
Net income attributable to Fossil Group, Inc	$66,343	$52,517	$103,721	$154,125
Earnings per share:
Basic	$1.23	$0.98	$1.97	$3.01
Diluted	$1.22	$0.98	$1.96	$3.00
Gross profit as a percentage of net sales	57.1%	57.5%	56.9%	56.8%

Fiscal Year 2013	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net sales	$680,899	$706,249	$810,396	$1,062,427
Gross profit	378,471	408,901	464,969	609,345
Net income	73,980	70,409	92,374	151,284
Net income attributable to noncontrolling interest	1,794	2,696	2,640	2,766
Net income attributable to Fossil Group, Inc	$72,186	$67,713	$89,734	$148,518
Earnings per share:
Basic	$1.22	$1.16	$1.59	$2.69
Diluted	$1.21	$1.15	$1.58	$2.68
Gross profit as a percentage of net sales	55.6%	57.9%	57.4%	57.4%

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

  Foreign Exchange Risk

        As a multinational enterprise, we are exposed to changes in foreign currency exchange rates. Our most significant foreign currency risk relates to the Euro and, to a lesser extent, the British pound, Canadian dollar, Japanese yen, Australian dollar and Mexican peso as compared to the U.S. dollar. Due to our vertical nature whereby a significant portion of goods are sourced from our owned facilities, the foreign currency risks relate primarily to the necessary current settlement of intercompany inventory transactions. We employ a variety of operating practices to manage these market risks relative to foreign currency exchange rate changes and, where deemed appropriate, utilize forward contracts. These operating practices include, among others, our ability to convert foreign currency into U.S. dollars at spot rates and to maintain U.S. dollar pricing relative to sales of our products to certain distributors located outside the U.S. The use of forward contracts allows us to offset exposure to rate fluctuations because the gains or losses incurred on the derivative instruments will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. We use derivative instruments only for risk management purposes and do not use them for speculation or for trading. There were no significant changes in how we managed foreign currency transactional exposure in fiscal year 2014 and management does not anticipate any significant changes in such exposures or in the strategies we employ to manage such exposure in the near future.

        The following table shows our outstanding forward contracts at January 3, 2015 and their expiration dates (in millions).

Functional Currency		Contract Currency
Type	Amount	Type	Amount	Expiration Date
Euro	160.4	U.S. dollar	211.6	May 2016
British pound	26.0	U.S. dollar	42.2	June 2016
Canadian dollar	34.4	U.S. dollar	30.9	June 2016
Japanese yen	2,865.0	U.S. dollar	26.8	June 2016
Australian dollar	15.0	U.S. dollar	13.1	September 2015
Mexican peso	164.3	U.S. dollar	12.0	September 2015

        If we were to settle our euro, British pound, Canadian dollar, Japanese yen, Australian dollar and Mexican peso based forward contracts at January 3, 2015, the net result would have been a net gain of approximately $18.1 million, net of taxes. At fiscal year-end 2014, a 10% change in the U.S. dollar strengthening against foreign currencies to which we have balance sheet transactional exposures would have decreased net pre-tax income by $5.6 million. The translation of the balance sheets of our foreign-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. At fiscal year-end 2014, a 10% change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would have reduced consolidated stockholders' equity by approximately $77.9 million. In our view, these hypothetical losses resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position, results of operations or cash flows.

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

        Based on our variable-rate debt outstanding as of January 3, 2015, excluding our $231.3 million Term Loan debt hedged with an interest rate swap agreement, a 100 basis point increase in interest rates would increase annual interest expense by approximately $3.9 million.

Item 8.    Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Fossil Group, Inc.
Richardson, Texas

        We have audited the accompanying consolidated balance sheets of Fossil Group, Inc. and subsidiaries (the "Company") as of January 3, 2015 and December 28, 2013, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended January 3, 2015. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fossil Group, Inc. and subsidiaries as of January 3, 2015 and December 28, 2013, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 3, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Dallas, Texas
February 20, 2015

FOSSIL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

IN THOUSANDS

	January 3, 2015	December 28, 2013
Assets
Current assets:
Cash and cash equivalents	$276,261	$320,479
Accounts receivable-net	430,498	454,762
Inventories	597,281	570,719
Deferred income tax assets-net	34,084	46,986
Prepaid expenses and other current assets	151,730	86,516

Total current assets	1,489,854	1,479,462
Property, plant and equipment-net	345,606	355,666
Goodwill	197,728	206,954
Intangible and other assets-net	174,364	188,332

Total long-term assets	717,698	750,952

Total assets	$2,207,552	$2,230,414

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$159,267	$165,433
Short-term and current portion of long-term debt	16,646	13,443
Accrued expenses:
Compensation	50,776	80,573
Royalties	54,013	65,117
Co-op advertising	28,591	25,599
Transaction taxes	35,301	35,134
Other	75,609	79,860
Income taxes payable	26,626	26,747

Total current liabilities	446,829	491,906
Long-term income taxes payable	16,610	15,720
Deferred income tax liabilities	87,860	98,168
Long-term debt	613,659	494,711
Other long-term liabilities	58,793	54,542

Total long-term liabilities	776,922	663,141
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock, 50,771 and 54,708 shares issued and outstanding at January 3, 2015 and December 28, 2013, respectively	508	547
Additional paid-in capital	171,669	154,376
Retained earnings	822,093	877,063
Accumulated other comprehensive (loss) income	(16,410)	36,691

Total Fossil Group, Inc. stockholders' equity	977,860	1,068,677
Noncontrolling interest	5,941	6,690

Total stockholders' equity	983,801	1,075,367

Total liabilities and stockholders' equity	$2,207,552	$2,230,414

See notes to the consolidated financial statements.

FOSSIL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

IN THOUSANDS, EXCEPT PER SHARE DATA

Fiscal Year	2014	2013	2012
Net sales	$3,509,691	$3,259,971	$2,857,508
Cost of sales	1,508,519	1,398,285	1,250,965

Gross profit	2,001,172	1,861,686	1,606,543
Selling, general and administrative expenses	1,434,636	1,300,090	1,117,703

Operating income	566,536	561,596	488,840
Interest expense	15,898	9,548	5,160
Other income-net	7,440	9,419	8,542

Income before income taxes	558,078	561,467	492,222
Provision for income taxes	171,467	173,419	137,963

Net income	386,611	388,048	354,259
Less: Net income attributable to noncontrolling interest	9,904	9,896	10,858

Net income attributable to Fossil Group, Inc.	$376,707	$378,152	$343,401

Other comprehensive income (loss), net of taxes:
Currency translation adjustment	$(65,393)	$7,971	$11,228
Securities available for sale-net change	0	475	(29)
Cash flow hedges-net change	16,675	(1,251)	(4,619)
Pension plan activity	(4,383)	736	0

Total other comprehensive income (loss)	(53,101)	7,931	6,580

Total comprehensive income	333,510	395,979	360,839
Less: Comprehensive income attributable to noncontrolling interest	9,904	9,896	10,858

Comprehensive income attributable to Fossil Group, Inc.	$323,606	$386,083	$349,981

Earnings per share:
Basic	$7.12	$6.59	$5.63

Diluted	$7.10	$6.56	$5.59

Weighted average common shares outstanding:
Basic	52,882	57,401	60,959

Diluted	53,080	57,676	61,400

See notes to the consolidated financial statements.

FOSSIL GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

AMOUNTS IN THOUSANDS

	Common stock					Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.
	Shares	Par value	Additional paid-in capital	Treasury stock	Retained earnings			Noncontrolling interest	Total stockholders' equity
Balance, December 31, 2011	68,370	$684	$149,243	$(450,700)	$1,384,522	$22,180	$1,105,929	$10,917	$1,116,846
Common stock issued upon exercise of stock options and stock appreciation rights	336	3	6,087	0	0	0	6,090	0	6,090
Tax benefit derived from stock-based compensation	0	0	11,693	0	0	0	11,693	0	11,693
Acquisition of common stock	0	0	0	(271,293)	0	0	(271,293)	0	(271,293)
Retirement of common stock	(9,341)	(93)	(60,476)	722,410	(661,841)	0	0	0	0
Restricted stock issued in connection with stock-based compensation plan	116	1	(1)	0	0	0	0	0	0
Common stock forfeitures put to treasury	0	0	417	(417)	0	0	0	0	0
Stock-based compensation	0	0	18,568	0	0	0	18,568	0	18,568
Net income	0	0	0	0	343,401	0	343,401	10,858	354,259
Other comprehensive income (loss)	0	0	0	0	0	6,580	6,580	0	6,580
Purchase of noncontrolling interest shares	0	0	(7,332)	0	0	0	(7,332)	(6,729)	(14,061)
Distribution of noncontrolling interest earnings and other	0	0	0	0	0	0	0	(8,198)	(8,198)
Acquisitions	150	1	19,898	0	0	0	19,899	81	19,980

Balance, December 29, 2012	59,631	$596	$138,097	$0	$1,066,082	$28,760	$1,233,535	$6,929	$1,240,464

Common stock issued upon exercise of stock options and stock appreciation rights	293	3	7,593	0	0	0	7,596	0	7,596
Tax benefit derived from stock-based compensation	0	0	8,379	0	0	0	8,379	0	8,379
Acquisition of common stock	0	0	1,064	(583,318)	0	0	(582,254)	0	(582,254)
Retirement of common stock	(5,340)	(53)	(16,094)	583,318	(567,171)	0	0	0	0
Restricted stock issued in connection with stock-based compensation plan	124	1	(1)	0	0	0	0	0	0
Stock-based compensation	0	0	15,338	0	0	0	15,338	0	15,338
Net income	0	0	0	0	378,152	0	378,152	9,896	388,048
Other comprehensive income (loss)	0	0	0	0	0	7,931	7,931	0	7,931
Distribution of noncontrolling interest earnings and other	0	0	0	0	0	0	0	(10,135)	(10,135)

Balance, December 28, 2013	54,708	$547	$154,376	$0	$877,063	$36,691	$1,068,677	$6,690	$1,075,367

Common stock issued upon exercise of stock options and stock appreciation rights	88	1	3,234	0	0	0	3,235	0	3,235
Tax benefit derived from stock-based compensation	0	0	1,430	0	0	0	1,430	0	1,430
Acquisition of common stock	0	0	800	(438,711)	0	0	(437,911)	0	(437,911)
Retirement of common stock	(4,144)	(41)	(6,993)	438,711	(431,677)	0	0	0	0
Restricted stock issued in connection with stock-based compensation plan	119	1	(1)	0	0	0	0	0	0
Stock-based compensation	0	0	18,823	0	0	0	18,823	0	18,823
Net income	0	0	0	0	376,707	0	376,707	9,904	386,611
Other comprehensive income (loss)	0	0	0	0	0	(53,101)	(53,101)	0	(53,101)
Distribution of noncontrolling interest earnings and other	0	0	0	0	0	0	0	(10,317)	(10,317)
Purchase of noncontrolling interest shares	0	0	0	0	0	0	0	(336)	(336)

Balance, January 3, 2015	50,771	$508	$171,669	$0	$822,093	$(16,410)	$977,860	$5,941	$983,801

See notes to consolidated financial statements.

FOSSIL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

AMOUNTS IN THOUSANDS

Fiscal Year	2014	2013	2012
Operating Activities:
Net income	$386,611	$388,048	$354,259
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	95,931	81,936	65,536
Stock-based compensation	18,823	15,338	18,568
Increase (decrease) in allowance for returns-net of inventory in transit	3,701	(307)	3,395
Loss on disposal of assets	465	731	2,290
Impairment losses	9,266	5,750	1,231
Equity in income of joint venture	0	0	(1,382)
Distribution from joint venture	0	0	1,870
Gain on equity method investment	0	(6,510)	0
Increase (decrease) in allowance for doubtful accounts	550	(5,422)	(1,221)
Excess tax benefits from stock-based compensation	(1,430)	(8,379)	(11,693)
Deferred income taxes and other	2,708	12,400	10,591
Contingent consideration remeasurement	1,112	0	(9,949)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(8,495)	(77,452)	(42,849)
Inventories	(60,746)	(52,923)	10,677
Prepaid expenses and other current assets	(52,726)	(21,141)	38,236
Accounts payable	2,477	15,347	(7,017)
Accrued expenses	(13,315)	52,904	2,847
Income taxes payable	2,951	11,362	16,211

Net cash provided by operating activities	387,883	411,682	451,600
Investing Activities:
Additions to property, plant and equipment	(94,763)	(95,234)	(112,385)
Increase in intangible and other assets	(9,419)	(14,818)	(10,419)
Proceeds from the sale of property, plant, equipment and other	571	2,029	68
Net change in restricted cash	41	376	6,734
Business acquisitions-net of cash acquired	0	(15,521)	(229,151)
Net investment hedge settlement	410	0	0

Net cash used in investing activities	(103,160)	(123,168)	(345,153)
Financing Activities:
Acquisition of common stock	(437,911)	(582,254)	(271,293)
Distribution of noncontrolling interest earnings and other	(10,317)	(10,135)	(8,198)
Purchase of noncontrolling interest shares	(336)	0	(14,061)
Excess tax benefits from stock-based compensation	1,430	8,379	11,693
Debt borrowings	961,000	1,222,116	554,568
Debt payments	(838,684)	(791,495)	(498,391)
Proceeds from exercise of stock options	3,235	7,596	6,090
Other financing activities	(3,598)	(2,456)	0

Net cash used in financing activities	(325,181)	(148,249)	(219,592)
Effect of exchange rate changes on cash and cash equivalents	(3,760)	2,978	2,883

Net (decrease) increase in cash and cash equivalents	(44,218)	143,243	(110,262)
Cash and cash equivalents:
Beginning of year	320,479	177,236	287,498

End of year	$276,261	$320,479	$177,236

See notes to the consolidated financial statements.

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

        Consolidated Financial Statements include the accounts of Fossil Group, Inc., a Delaware corporation, and its subsidiaries (the "Company"). The Company reports on a fiscal year reflecting the retail-based calendar (containing 4-4-5 week calendar quarters). References to fiscal years 2014, 2013 and 2012 are for the fiscal years ended January 3, 2015, December 28, 2013 and December 29, 2012, respectively. The Company's fiscal year periodically results in a 53-week year instead of a normal 52-week year. The current fiscal year ended January 3, 2015 is a 53-week year, with the additional week included in the first quarter of the fiscal year. Accordingly, the information presented herein includes fifty-three weeks of operations for fiscal year 2014 as compared to fifty-two weeks in fiscal years 2013 and 2012. All intercompany balances and transactions are eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. The Company is a leader in the design, development, marketing and distribution of contemporary, high quality fashion accessories on a global basis. The Company's products are sold primarily through department stores, specialty retailers and Company-owned retail stores worldwide.

        Use of Estimates is required in the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Management makes estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to product returns, inventories, long-lived assets, goodwill and trade names, income taxes, warranty costs, hedge accounting and stock-based compensation. Management bases its estimates and judgments on historical experience and on various other factors that it believes are reasonable under the circumstances. Management estimates form the basis for making judgments about the carrying value of the assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions.

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

        A significant portion of sales of the Company's products are supplied by manufacturers located outside of the U.S., primarily in Asia. While the Company is not dependent on any single manufacturer outside the U.S., the Company could be adversely affected by political or economic disruptions affecting the business or operations of third-party manufacturers located outside of the U.S. In fiscal year 2014, two of the Company's majority-owned assembly factories accounted for approximately 57% of the Company's total watch assembly and jewelry production.

        The Company has entered into multi-year, worldwide exclusive license agreements for the manufacture, distribution and sale of products bearing the brand names of certain globally recognized fashion companies. Sales of the Company's licensed products amounted to 53.5% of the consolidated net sales for fiscal year 2014, of which MICHAEL KORS® product sales accounted for 26.3%.

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Significant Accounting Policies (Continued)

        Cash Equivalents are considered all highly liquid investments with original maturities of three months or less from the date of purchase.

        Accounts Receivable are stated net of allowances of approximately $68.2 million and $63.1 million for estimated customer returns at the end of fiscal years 2014 and 2013, respectively, and net of doubtful accounts of approximately $11.8 million at the end of both fiscal years 2014 and 2013. The Company's policy is to maintain allowances for bankruptcies until the bankruptcies are actually settled. The total amount charged to cost and expenses during fiscal year 2014 relating to the Company's doubtful accounts receivable was $3.3 million.

        Inventories are stated at the lower of market or average cost, including any applicable duty and freight charges. Inventory held at consignment locations is included in the Company's finished goods inventory, and at the end of fiscal years 2014 and 2013, was $40.7 million and $29.9 million, respectively.

        Investments in which the Company has significant influence over the investee are accounted for utilizing the equity method. If the Company does not have significant influence over the investee, the cost method is utilized.

        Property, Plant and Equipment is stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets of thirty years for buildings, generally five years for machinery and equipment and furniture and fixtures and three to seven years for computer equipment and software. Leasehold improvements are amortized over the shorter of the lease term or the asset's estimated useful life.

        Property, plant and equipment and other long-lived assets are evaluated for impairment whenever events or conditions indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows related to the asset. Property, plant and equipment and key money impairment losses related to underperforming Company-owned retail stores of approximately $9.3 million, $5.8 million and $1.2 million were recorded in fiscal years 2014, 2013 and 2012, respectively, and are included in selling, general and administrative expenses in the Company's consolidated statements of income and comprehensive income.

        Goodwill and Other Intangible Assets include the cost in excess of net tangible assets acquired (goodwill), trademarks, trade names, customer lists and patents. Trademarks, customer lists and patents are amortized using the straight-line method over their estimated useful lives, which are generally three to 20 years. Goodwill and other indefinite-lived intangible assets, such as trade names acquired in business combinations, are evaluated for impairment annually as of the end of the fiscal year. Additionally, if events or conditions were to indicate the carrying value of a reporting unit or an indefinite-lived intangible asset may not be recoverable, the Company would evaluate the asset for impairment at that time. Impairment testing compares the carrying amount of the reporting unit or other intangible assets with its fair value. When the carrying amount of the reporting unit or other intangible assets exceeds its fair value, an impairment charge is recorded.

        The Company has three reporting units for which it evaluates goodwill for impairment. These reporting units are North America wholesale, Europe wholesale and Asia Pacific wholesale. The fair value of each reporting unit is estimated using market comparable information and an income approach. If the estimated fair value of a reporting unit exceeds its carrying value, no impairment

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Significant Accounting Policies (Continued)

charge is recorded. As of January 3, 2015, the fair value of each of these reporting units substantially exceeded its carrying value.

        Judgments and assumptions are inherent in the Company's estimate of future cash flows used to determine the estimate of the reporting unit's fair value. The most significant assumptions associated with the fair value calculations include estimated future cash flows. The Company's estimated future cash flows are dependent on estimated future growth rates, discount rates and operating margins. If actual results differ, the estimated future cash flows may not be realized, and future impairments of goodwill may be incurred.

        The Company estimates the fair value of its trade names using discounted cash flow methodologies. Due to the inherent uncertainties involved in making the estimates and assumptions used in the fair value analysis, actual results may differ, which could alter the fair value of the trade names and possibly result in impairment charges in future periods. The Company has completed the required annual impairment testing for trade names for fiscal years 2014, 2013 and 2012. No impairment charges were recorded in fiscal years 2014, 2013 or 2012.

        Accrued Expenses Other includes liabilities relating to warranties, duty, deferred compensation, gift cards, foreign exchange forward contracts ("forward contracts"), deferred rent, and other liabilities which are current in nature.

        Other Long-Term Liabilities includes obligations relating to asset retirements, deferred rent, forward contracts and defined benefits relating to certain international employees that are not current in nature.

        Cumulative Translation Adjustment is included as a component of accumulated other comprehensive income and reflects the adjustments resulting from translating the financial statements of foreign subsidiaries into U.S. dollars. The functional currency of the Company's foreign subsidiaries is the currency of the primary economic environment in which the entity operates, which is generally the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiaries are translated to U.S. dollars at fiscal year-end exchange rates. Income and expense items are translated at daily or average monthly exchange rates. Those changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains and losses in determining net income. The Company incurred net foreign currency transaction gains, including gains and losses associated with the settlement of forward contracts, of approximately $20,000, $1.0 million and $5.6 million fiscal years 2014, 2013 and 2012, respectively. These net gains have been included in other income—net in the Company's consolidated statements of income and comprehensive income.

        Hedging Instruments consist of forward contracts and an interest rate swap. Forward contracts are entered into by the Company principally to hedge the future payment of intercompany inventory transactions by its non-U.S. subsidiaries. These cash flow hedges are stated at estimated fair value and changes in fair value are reported as a component of other comprehensive income (loss), net of taxes on the Company's consolidated statements of income and comprehensive income. If the Company was to settle its euro, British pound, Canadian dollar, Japanese yen, Australian dollar and Mexican peso based forward contracts at fiscal year-end 2014, the result would have been a net gain of approximately $18.1 million, net of taxes. This unrealized gain is recognized in other comprehensive income (loss), net of taxes on the Company's consolidated statements of income and comprehensive income. Additionally, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Significant Accounting Policies (Continued)

change in the value of the cash flows being hedged, any changes in fair value relating to the ineffective portion of these contracts would be recognized in other income-net on the Company's consolidated statements of income and comprehensive income. Also, the Company has entered into an interest rate swap agreement to effectively convert a portion of its variable rate debt obligations from a floating rate to a fixed rate. Changes in the fair value of the interest rate swap are recorded as a component of accumulated other comprehensive income within stockholders' equity, and are recognized in interest expense in the period in which the payment is settled. To reduce exposure to changes in currency exchange rates adversely affecting the Company's investment in a euro-denominated subsidiary, the Company entered into a forward contract designated as a net investment hedge that was settled during the second quarter of fiscal year 2014. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. See Note 8—Derivatives and Risk Management for more information regarding the Company's use of derivatives.

        Litigation Liabilities are estimated amounts for claims that are probable and can be reasonably estimated and are recorded as liabilities in the Company's consolidated balance sheets. The likelihood of a material change in these estimated liabilities would be dependent on new claims that may arise, changes in the circumstances used to estimate amounts for prior period claims and favorable or unfavorable final settlements of prior period claims. As additional information becomes available, the Company assesses the potential liability related to new claims and existing claims and revises estimates as appropriate. As new claims arise or circumstances change relative to prior claim assessments, revisions in estimates of the potential liability could materially impact the Company's consolidated results of operations and financial position.

        Stock-Based Compensation is recognized as expense related to the fair value of employee stock based awards. The Company utilizes the Black-Scholes model to determine the fair value of stock options and stock appreciation rights on the date of grant. The model requires the Company to make assumptions concerning (i) the length of time employees will retain their vested stock options and stock appreciation rights before exercising them ("expected term"), (ii) the volatility of the Company's common stock price over the expected term and (iii) the number of stock options and stock appreciation rights that will be forfeited. Changes in these assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related expense amounts recognized on the Company's consolidated statements of income and comprehensive income.

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

        Selling, General and Administrative Expenses ("SG&A") include selling and distribution expenses primarily consisting of sales and distribution labor costs, sales distribution center and warehouse facility costs, depreciation expense related to sales distribution and warehouse facilities, the four-wall operating costs of the Company's retail stores, point-of- sale expenses, advertising expenses and art, design and product development labor costs. SG&A also includes general and administrative expenses primarily consisting of administrative support labor and "back office" or support costs such as treasury, legal, information services, accounting, internal audit, human resources, executive management costs and costs associated with stock-based compensation.

        Advertising Costs for in-store and media advertising as well as co-op advertising, catalog costs, product displays, show/exhibit costs, advertising royalties related to the sales of licensed brands, internet costs associated with affiliation fees, printing, sample costs and promotional allowances are expensed as incurred. Advertising costs were approximately $232.7 million, $205.6 million and $185.1 million for fiscal years 2014, 2013 and 2012, respectively.

        Warranty Costs are included in SG&A. The Company records an estimate for future warranty costs based on historical repair costs and adjusts the liability as required. Warranty costs have historically been within the Company's expectations and the provisions established. If such costs were to substantially exceed estimates, this could have an adverse effect on the Company's operating results. See Note 4—Warranty Liabilities, for more information regarding warranties.

        Noncontrolling Interest is recognized as equity in the Company's consolidated balance sheets, is reflected in net income attributable to noncontrolling interest in the consolidated statements of income and comprehensive income and is captured within the summary of changes in equity attributable to controlling and noncontrolling interests. Noncontrolling interests represent ownership interests in the Company's subsidiaries held by third parties.

        Other Comprehensive Income (Loss) which is reported in the consolidated statements of income and comprehensive income and consolidated statements of equity, consists of net income and other gains and losses affecting equity that are excluded from net income. The components of other comprehensive income (loss) primarily consist of foreign currency translation gains and losses and net realized and unrealized gains and losses on the following: (i) securities available for sale; (ii) derivatives designated as cash flow hedges; and (iii) the Company's defined benefit plans.

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

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Significant Accounting Policies (Continued)

        The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS (in thousands except per share data):

Fiscal Year	2014	2013	2012
Numerator:
Net income attributable to Fossil Group, Inc	$376,707	$378,152	$343,401

Denominator:
Basic EPS computation:
Basic weighted average common shares outstanding	52,882	57,401	60,959

Basic EPS	$7.12	$6.59	$5.63

Diluted EPS computation:
Basic weighted average common shares outstanding	52,882	57,401	60,959
Stock options, stock appreciation rights and restricted stock units	198	275	441

Diluted weighted average common shares outstanding	53,080	57,676	61,400

Diluted EPS	$7.10	$6.56	$5.59

        Approximately 318,448, 274,944 and 316,638 weighted shares issuable under stock-based awards were not included in the diluted EPS calculation in fiscal years 2014, 2013 and 2012, respectively, because they were antidilutive.

        Income Taxes are provided for under the asset and liability method for temporary differences in the recognition of assets and liabilities recognized for income tax and financial reporting purposes. Deferred tax assets are periodically assessed for the likelihood of whether they more likely than not will be realized. Tax benefits associated with uncertain tax positions are recognized in the period in which one of the following conditions is satisfied: (i) the more likely than not recognition threshold is satisfied; (ii) the position is ultimately settled through negotiation or litigation; or (iii) the statute of limitations for the taxing authority to examine and challenge the position has expired. Tax benefits associated with an uncertain tax position are derecognized in the period in which the more likely than not recognition threshold is no longer satisfied.

Recently Issued Accounting Standards

        In January 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items ("ASU 2015-01"). ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items as part of its initiative to reduce complexity in accounting standards. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. ASU 2015-01 is effective for annual periods beginning after December 15, 2015 with early adoption permitted. This standard will not have a material impact on the Company's consolidated results of operations or financial position.

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Significant Accounting Policies (Continued)

        In August 2014, FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"), to provide guidance on management's responsibility to perform interim and annual assessments of an entity's ability to continue as a going concern and to provide related disclosure. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. This standard will not have a material impact on the Company's consolidated results of operations or financial position.

        In June 2014, FASB issued ASU 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU 2014-12"). ASU 2014-12 requires that a performance target, that affects vesting and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. The Company is evaluating the effect of adopting ASU 2014-12, but does not expect adoption will have a material impact on the Company's consolidated results of operations or financial position.

        In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 provides alternative methods of retrospective adoption and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. The Company is evaluating the effect of adopting ASU 2014-09, but does not expect adoption will have a material impact on the Company's consolidated results of operations or financial position.

        In April 2014, FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"). Under ASU 2014-08, only disposals of a component of an entity, or a group of components of an entity, that represent a strategic shift that has (or will have) a major effect on the entity's results and operations would qualify as discontinued operations. ASU 2014-08 also provides guidance on the financial statement presentations and disclosures of discontinued operations. ASU 2014-08 is effective prospectively for all disposals, or components classified as held for sale, for fiscal years, and interim periods within those years, beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been previously reported. The Company is evaluating the effect of adopting ASU 2014-08, but does not expect adoption will have a material impact on the Company's consolidated results of operations or financial position.

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Significant Accounting Policies (Continued)

Recently Adopted Accounting Standards

        In accordance with U.S. GAAP, the following provisions, which had no material impact on the Company's financial position, results of operations or cash flows, were adopted effective fiscal year 2014:

  •
  ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists;

  •
  ASU 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity; and

  •
  ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.

2. Acquisitions, Divestiture and Goodwill

        Skagen Designs, Ltd. Acquisition.    On April 2, 2012, the Company acquired Skagen Designs, Ltd. and certain of its international affiliates ("Skagen Designs"). The purchase price was $231.7 million in cash and 150,000 shares of the Company's common stock valued at $19.9 million. In addition, subject to the purchase agreement, the sellers could receive up to 100,000 additional shares of the Company's common stock if the Company's net sales of SKAGEN® branded products exceed certain thresholds over a defined period of time (the "Earnout").

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

        Prior to closing the Skagen Designs acquisition, the Company incurred approximately $600,000 of acquisition-related expenses for legal, accounting and valuation services during fiscal year 2011 and the first quarter of fiscal year 2012. The Company incurred additional acquisition and integration related costs of approximately $8.2 million in fiscal year 2012, subsequent to the closing date. Acquisition and integration costs were reflected in SG&A on the Company's consolidated statements of income and comprehensive income. Assets acquired and liabilities assumed in the transaction were recorded at their acquisition date fair values, while transaction costs associated with the acquisition were expensed as incurred.

        Because the total purchase price for Skagen Designs exceeded the fair values of the tangible and intangible assets acquired, $140.4 million of goodwill was recorded equal to the difference. The element of goodwill that is not separable into identifiable intangible assets represents expected synergies.

        The goodwill and trade name assets recognized from the acquisition have indefinite useful lives, were tested for impairment beginning fiscal year-end 2012 and will continue to be tested for impairment annually or on an interim basis if indicators are present. The amortization periods for the acquired customer lists, patents and noncompete agreements range from three years to nine years. Approximately $133.8 million of the goodwill recognized in the acquisition is deductible for tax purposes.

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Acquisitions, Divestiture and Goodwill (Continued)

        During the fourth quarter of fiscal year 2014, the Company participated in arbitration proceedings regarding the original purchase price for Skagen Designs, which concluded that the original purchase amount for Skagen Designs was overstated and awarded the Company approximately $6.0 million. The Company recognized the amount in other income-net in the Company's consolidated statements of income and comprehensive income for the fiscal year 2014.

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

        Effective January 1, 2013, pursuant to the Framework Agreement, the Company assumed control over the board of directors and the day-to-day management of Fossil Spain. As a result of this change, the Company now controls Fossil Spain and began consolidating it, instead of treating it as an equity method investment.

        The Company remeasured its preexisting investment in Fossil Spain to fair value as of January 1, 2013, resulting in a gain of $6.5 million, which was recorded in other income-net on the Company's consolidated statements of income and comprehensive income. The results of Fossil Spain's operations have been included in the Company's consolidated financial statements since January 1, 2013. The Company recorded approximately $10.6 million of goodwill related to the acquisition.

        The purchase price for the shares has a fixed and variable component. The fixed portion is based on 50% of the net book value of Fossil Spain as of December 31, 2012. The fixed portion was measured at 5.2 million euros (approximately $6.8 million at the purchase date). The Company recorded a contingent consideration liability of 5.9 million euros (approximately $7.8 million at the purchase date) related to the variable portion of the purchase price as of January 1, 2013. The variable portion is determined based on Fossil Spain's aggregated results of operations with a minimum annual variable price of 2.0 million euros (approximately $2.6 million at the purchase date) and a maximum annual variable price of 3.5 million euros (approximately $4.6 million at the purchase date) for each of the calendar years 2013, 2014 and 2015. See Note 9—Fair Value Measurements for additional information about the contingent consideration liability for Fossil Spain.

        Of the total consideration for Fossil Spain, 3.2 million euros (approximately $3.9 million) relating to the contingent consideration for 2014 was recorded in accrued expenses—other, and 6.6 million euros (approximately $7.9 million) of the total consideration was recorded in other long-term liabilities in the consolidated balance sheets at January 3, 2015.

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

        Swiss Technology Components AG Divestiture.    On April 24, 2013, Swiss Technology Holding GmbH ("STH"), a wholly-owned subsidiary of the Company, sold 80% of STH's share in Swiss Technology Components AG ("STC"). STC was deconsolidated as a result of the Company's termination of control and has subsequently been accounted for under the cost method.

        Goodwill.    The changes in the carrying amount of goodwill were as follows (in thousands):

	North America Wholesale	Europe Wholesale	Asia Pacific Wholesale	Total
Balance at December 29, 2012	$109,270	$63,884	$11,639	$184,793
Acquisitions	8,890	10,641	0	19,531
Foreign currency changes	(13)	2,692	(49)	2,630

Balance at December 28, 2013	$118,147	$77,217	$11,590	$206,954
Foreign currency changes	(217)	(8,934)	(75)	(9,226)

Balance at January 3, 2015	$117,930	$68,283	$11,515	$197,728

3. Inventories

        Inventories consisted of the following (in thousands):

At Fiscal Year End	2014	2013
Components and parts	$48,797	$56,275
Work-in-process	13,719	14,017
Finished goods	534,765	500,427

Inventories	$597,281	$570,719

4. Warranty Liabilities

        The Company's warranty liabilities are primarily related to watch products and are included in accrued expenses—other in the consolidated balance sheets. The Company's FOSSIL® watch products sold in the U.S. are covered by a limited warranty against defects in materials or workmanship for a period of 11 years from the date of purchase. RELIC® watch products sold in the U.S. are covered by a comparable 12 year warranty, while certain other watches sold by the Company are covered by a comparable two year limited warranty. SKAGEN branded watches are covered by a lifetime warranty against defects due to faulty material or workmanship subject to normal conditions of use. The Company's warranty liability is recorded using historical warranty repair expense. As changes in

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Warranty Liabilities (Continued)

warranty costs are experienced, the warranty accrual is adjusted as necessary. Warranty liability activity consisted of the following (in thousands):

Fiscal Year	2014	2013	2012
Beginning balance	$15,658	$13,383	$10,996
Settlements in cash or kind	(12,313)	(10,672)	(6,945)
Warranties issued and adjustments to preexisting warranties(1)	10,155	12,607	8,737
Liabilities assumed in acquisition	0	340	595

Ending balance	$13,500	$15,658	$13,383

(1)
Changes in cost estimates related to preexisting warranties are aggregated with accruals for new standard warranties issued and foreign currency changes.

5. Prepaid Expenses and Other Current Assets

        Prepaid expenses and other current assets consisted of the following (in thousands):

At Fiscal Year End	2014	2013
Prepaid royalties	$42,698	$12,322
Prepaid taxes	34,094	29,645
Other receivables	14,840	7,378
Forward contracts	25,867	3,289
Prepaid rent	13,543	10,599
Restricted cash	125	39
Other prepaid expenses	20,359	23,048
Other	204	196

Prepaid expenses and other current assets	$151,730	$86,516

6. Property, Plant and Equipment

        Property, plant and equipment—net consisted of the following (in thousands):

At Fiscal Year End	2014	2013
Land	$14,508	$15,184
Buildings	71,580	78,013
Machinery and equipment	36,992	39,154
Furniture and fixtures	108,137	98,494
Computer equipment and software	205,831	186,123
Leasehold improvements	246,882	237,671
Construction in progress	21,867	15,814

	705,797	670,453
Less accumulated depreciation and amortization	360,191	314,787

Property, plant and equipment-net	$345,606	$355,666

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Intangible and Other Assets

        Intangible and other assets-net consisted of the following (in thousands):

		2014		2013
At Fiscal Year End	Useful Lives	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangibles-subject to amortization:
Trademarks	10 yrs.	$4,174	$2,950	$4,175	$2,695
Customer lists	5 - 10 yrs.	41,703	17,457	43,367	14,065
Patents	3 - 20 yrs.	2,273	1,902	2,273	1,360
Noncompete agreement	6 yrs.	1,855	851	1,913	558
Other	7 - 20 yrs.	353	341	263	207

Total intangibles-subject to amortization		50,358	23,501	51,991	18,885

Intangibles-not subject to amortization:
Trade names		83,610		83,659

Other assets:
Key money deposits		31,892	18,661	35,535	17,038
Other deposits		21,854		22,574
Deferred compensation plan assets		2,477		2,360
Deferred tax asset-net		8,583		10,044
Restricted cash		575		752
Shop-in-shop		16,333	9,660	16,334	7,767
Interest rate swap		1,724		4,307
Forward contracts		1,802		219
Other		6,978		4,247

Total other assets		92,218	28,321	96,372	24,805

Total intangible and other assets		$226,186	$51,822	$232,022	$43,690

Total intangible and other assets-net			$174,364		$188,332

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

        Amortization expense for intangible assets was approximately $5.1 million, $5.2 million and $3.5 million for fiscal years 2014, 2013 and 2012, respectively. Estimated aggregate future amortization expense by fiscal year for intangible assets is as follows (in thousands):

Fiscal Year	Amortization Expense
2015	$4,633
2016	$4,494
2017	$4,236
2018	$3,877
2019	$3,780

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Derivatives and Risk Management

        Cash Flow Hedges.    The primary risks managed by using derivative instruments are the fluctuations in global currencies that will ultimately be used by non-U.S. dollar functional currency subsidiaries to settle future payments of intercompany inventory transactions denominated in U.S. dollars. Specifically, the Company projects future intercompany purchases by its non-U.S. dollar functional currency subsidiaries generally over a period of up to 18 months. The Company enters into forward contracts generally for up to 65% of the forecasted purchases to manage fluctuations in global currencies that will ultimately be used to settle such U.S. dollar denominated inventory purchases. Forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon settlement date and exchange rate. These forward contracts are designated as single cash flow hedges. Fluctuations in exchange rates will either increase or decrease the Company's U.S. dollar equivalent cash flows from these intercompany inventory transactions, which will affect the Company's U.S. dollar earnings. Gains or losses on the forward contracts are expected to offset these fluctuations to the extent the cash flows are hedged by the forward contracts.

        These forward contracts meet the criteria for hedge eligibility, which requires that they represent foreign-currency-denominated forecasted intra-entity transactions in which (i) the operating unit that has the foreign currency exposure is a party to the hedging instrument and (ii) the hedged transaction is denominated in a currency other than the hedging unit's functional currency.

        At the inception of each forward contract designated as a cash flow hedge, the hedging relationship is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk. The Company assesses hedge effectiveness under the critical terms matched method at inception and at least quarterly throughout the life of the hedging relationship. If the critical terms (i.e., amounts, currencies and settlement dates) of the forward contract match the terms of the forecasted transaction, the Company concludes that the hedge is effective.

        For a derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss), net of taxes and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, the Company's hedges resulted in no ineffectiveness in its consolidated statements of income and comprehensive income, and there were no components excluded from the assessment of hedge effectiveness for fiscal years 2014, 2013 and 2012.

        All derivative instruments are recognized as either assets or liabilities at fair value in the consolidated balance sheets. Derivatives designated as cash flow hedges are recorded at fair value at each balance sheet date and the change in fair value is recorded to accumulated other comprehensive income within the equity section of the Company's consolidated balance sheet until such derivative's gains or losses become realized or the cash flow hedge relationship is terminated. If the cash flow hedge relationship is terminated, the derivative's gains or losses that are recorded in accumulated other comprehensive income will be recognized in earnings when the hedged cash flows occur. However, for cash flow hedges that are terminated because the forecasted transaction is not expected to occur in the original specified time period, the derivative's gains or losses are immediately recognized in earnings. There were no gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges for fiscal years 2014, 2013 and 2012. Hedge accounting is discontinued if it is determined that

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Derivatives and Risk Management (Continued)

the derivative is not highly effective. The Company records all forward contract hedge assets and liabilities on a gross basis as they do not meet the balance sheet netting criteria because the Company does not have master netting agreements established with the derivative counterparties that would allow for net settlement.

        As of January 3, 2015, the Company had the following outstanding forward contracts that were entered into to hedge the future payments of intercompany inventory transactions (in millions):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Euro	160.4	U.S. dollar	211.6
British pound	26.0	U.S. dollar	42.2
Canadian dollar	34.4	U.S. dollar	30.9
Japanese yen	2,865.0	U.S. dollar	26.8
Australian dollar	15.0	U.S. dollar	13.1
Mexican peso	164.3	U.S. dollar	12.0

        The Company is also exposed to interest rate risk related to its $250 million U.S.-based term loan ("Term Loan"). To manage the interest rate risk related to this loan, the Company entered into an interest rate swap agreement on July 26, 2013 with a term of approximately five years. The objective of this hedge is to offset the variability of future payments associated with interest rates on the Term Loan. The interest rate swap agreement hedges the 1-month London Interbank Offer Rate ("LIBOR") based variable rate debt obligations under the Term Loan. Under the terms of the swap, the Company pays a fixed interest rate of 1.288% per annum to the swap counterparty. The notional amount will amortize over the remaining life of the Term Loan to coincide with the amortization of the underlying loan. The Company will receive interest from the swap counterparty at a variable rate based on 1-month LIBOR. This hedge is designated as a cash flow hedge.

        Net Investment Hedge.    The Company is also exposed to risk that adverse changes in foreign currency exchange rates could impact its net investment in foreign operations. To manage this risk, during the first quarter of fiscal year 2014, the Company entered into a forward contract designated as a net investment hedge to reduce exposure to changes in currency exchange rates on €25.0 million of its total investment in a wholly-owned euro-denominated foreign subsidiary. The hedge was settled in the second quarter of fiscal year 2014. The effective portion of derivatives designated as net investment hedges are recorded at fair value at each balance sheet date and the change in fair value is recorded in cumulative translation adjustment as a component of other comprehensive income (loss) in the Company's consolidated statements of income and comprehensive income. The Company uses the hypothetical derivative method to assess the ineffectiveness of net investment hedges. Should any portion of a net investment hedge become ineffective, the ineffective portion will be reclassified to other income-net on the Company's consolidated statements of income and comprehensive income. Gains and losses reported in accumulated other comprehensive income will not be reclassified into earnings until the Company's underlying investment is liquidated or dissolved.

        Non-designated Hedges.    The Company also periodically enters into forward contracts to manage exchange rate risks associated with certain non-inventory intercompany transactions and to which the Company does not elect hedge treatment. All of the Company's outstanding forward contracts were

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Derivatives and Risk Management (Continued)

designated as hedging instruments as of January 3, 2015 and December 28, 2013. Changes in the fair value of derivatives not designated as hedging instruments are recognized in earnings when they occur.

        The effective portion of gains and losses on cash flow hedges that was recognized in other comprehensive income (loss), net of taxes during fiscal years 2014 and 2013 was (in thousands):

	For the Fiscal Year Ended January 3, 2015	For the Fiscal Year Ended December 28, 2013
Cash flow hedges:
Forward contracts	$22,927	$(1,391)
Interest rate swap	(2,159)	(1,031)

Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$20,768	$(2,422)

        The following table illustrates the effective portion of gains and losses on derivative instruments recorded in other comprehensive income (loss), net of taxes during the term of the hedging relationship and reclassified into earnings, and gains and losses on derivatives not designated as hedging instruments recorded directly to earnings during fiscal years 2014 and 2013 (in thousands):

	Consolidated Statements of Income and Comprehensive Income Location		For the Fiscal Year Ended January 3, 2015	For the Fiscal Year Ended December 28, 2013
Forward contracts designated as cash flow hedging instruments	Other income-net	Total gain (loss) reclassified from other comprehensive income (loss)	$5,856	$(246)

Forward contracts not designated as hedging instruments	Other income-net	Total gain (loss) recognized in income	$(148)	$567

Interest rate swap designated as a cash flow hedging instrument	Interest expense	Total gain loss reclassified from other comprehensive income (loss)	$(1,763)	$(925)

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Derivatives and Risk Management (Continued)

        The following table discloses the fair value amounts for the Company's derivative instruments as separate asset and liability values, presents the fair value of derivative instruments on a gross basis, and identifies the line items in the consolidated balance sheets in which the fair value amounts for these categories of derivative instruments are included (in thousands):

	Asset Derivatives				Liability Derivatives
	January 3, 2015		December 28, 2013		January 3, 2015		December 28, 2013
	Consolidated Balance Sheets Location	Fair Value	Consolidated Balance Sheets Location	Fair Value	Consolidated Balance Sheets Location	Fair Value	Consolidated Balance Sheets Location	Fair Value
Forward contracts designated as cash flow hedging instruments	Prepaid expenses and and other current assets	$25,867	Prepaid expenses and other current assets	$3,289	Accrued expenses-other	$0	Accrued expenses-other	$7,651
Interest rate swap designated as a cash flow hedging instrument	Prepaid expenses and and other current assets	$0	Prepaid expenses and other current assets	0	Accrued expenses-other	2,157	Accrued expenses-other	2,783
Forward contracts designated as cash flow hedging instruments	Intangible and other assets-net	$1,802	Intangible and other assets-net	219	Other long-term liabilities	0	Other long-term liabilities	563
Interest rate swap designated as a cash flow hedging instrument	Intangible and other assets-net	$1,724	Intangible and other assets-net	4,307	Other long-term liabilities	357	Other long-term liabilities	1,693

Total		$29,393		$7,815		$2,514		$12,690

        At the end of fiscal year 2014, the Company had forward contracts with maturities extending through June 2016. The estimated net amount of the existing gains and losses at January 3, 2015 that is expected to be reclassified into earnings within the next twelve months is a gain of $16.9 million. See Note 1—Significant Accounting Policies for additional disclosures on foreign currency hedging instruments.

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

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Fair Value Measurements (Continued)

        The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of January 3, 2015 (in thousands):

	Fair Value at January 3, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Forward contracts	$0	$27,669	$0	$27,669
Deferred compensation plan assets:
Investment in publicly traded mutual funds	2,477	0	0	2,477
Interest rate swap	0	1,724	0	1,724

Total	$2,477	$29,393	$0	$31,870

Liabilities:
Contingent consideration	$0	$0	$7,114	$7,114
Interest rate swap	0	2,514	0	2,514

Total	$0	$2,514	$7,114	$9,628

        The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 28, 2013 (in thousands):

	Fair Value at December 28, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Forward contracts	$0	$3,508	$0	$3,508
Deferred compensation plan assets:
Investment in publicly traded mutual funds	2,360	0	0	2,360
Interest rate swap	0	4,307	0	4,307

Total	$2,360	$7,815	$0	$10,175

Liabilities:
Contingent consideration	$0	$0	$8,084	$8,084
Forward contracts	0	8,214	0	8,214
Interest rate swap	0	4,476	0	4,476

Total	$0	$12,690	$8,084	$20,774

        The fair values of the Company's deferred compensation plan assets are based on quoted prices. The deferred compensation plan assets are recorded in intangible and other assets—net in the Company's consolidated balance sheets. The fair values of the Company's forward contracts are based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates.

        The Company estimates the fair value of its debt using Level 2 inputs, such as interest rates, related terms and maturities. The fair value of the Company's debt approximated its carrying amount

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Fair Value Measurements (Continued)

as of January 3, 2015 and December 28, 2013. As of January 3, 2015 and December 28, 2013, the carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated their values due to the short-term maturities of these accounts.

        The fair value of the contingent consideration liability related to Fossil Spain was determined using Level 3 inputs. See Note 2—Acquisitions, Divestiture and Goodwill for additional disclosures about the acquisition. The contingent consideration recorded as of January 3, 2015 is based on Fossil Spain's forecasted earnings during the two year period from January 1, 2014 to December 31, 2015. During the fiscal year 2014, the Company paid 2.8 million euros (approximately $3.4 million) for the 2013 contingent consideration. The contingent consideration for calendar year 2014 will be paid during fiscal year 2015. The contingent consideration for calendar year 2015 will be paid upon the execution of the purchase agreement in 2016. The fair value of the contingent consideration was determined using present value techniques with forecasted future cash flows for Fossil Spain as the significant unobservable input. Due to an increase in Fossil Spain's estimated future revenue for calendar years 2014 and 2015, the Company recorded an unfavorable $1.1 million remeasurement adjustment to the contingent consideration liability in SG&A during the fiscal year 2014. Future revenue growth based on management's projections for the 2015 calendar year is approximately 10%. Operating expenses are projected to be approximately 28% of revenues for calendar year 2015. A discount rate of 19% was used to calculate the present value of the contingent consideration. The contingent consideration liability for calendar years 2014 and 2015 is valued at the maximum annual variable price of 3.5 million euros (approximately $4.2 million) for each year. A decrease in future cash flows may result in a lower estimated fair value of the contingent consideration liability. Future changes in the estimated fair value of the contingent consideration liability, if any, will be reflected in earnings.

        The fair values of the interest rate swap asset and liability are determined using valuation models based on market observable inputs, including forward curves, mid-market price, foreign exchange spot or forward rates and volatility levels. See Note 8—Derivatives and Risk Management for additional disclosures about the interest rate swap.

        The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a nonrecurring basis as of January 3, 2015 and December 28, 2013 (in thousands):

		Fair Value Measurements Using
	For the Fiscal Year Ended January 3, 2015				Total Impairment Charge
		Level 1	Level 2	Level 3
Assets:
Specific Company-owned stores	$284	$0	$0	$284	$(9,266)

		Fair Value Measurements Using:
	For the Fiscal Year Ended December 28, 2013				Total Impairment Charge
		Level 1	Level 2	Level 3
Assets:
Specific Company-owned stores	$668	$0	$0	$668	$(5,750)

        In accordance with the provisions of ASC 360, Property, Plant and Equipment, property, plant and equipment—net with a carrying amount of $9.1 million related to Company-owned retail store leasehold improvements and fixturing was written down to a fair value of $0.3 million, and related key money in the amount of $0.5 million was deemed not recoverable, resulting in total impairment charges of $9.3 million for fiscal year 2014.

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Fair Value Measurements (Continued)

        In fiscal year 2013, property, plant and equipment—net with a carrying amount of $6.4 million related to Company-owned retail store leasehold improvements, fixturing, computer software and computer hardware was written down to a fair value of $0.7 million, resulting in an impairment charge of $5.8 million for fiscal year 2013.

        The fair values of assets related to the Company-owned retail stores were determined using Level 3 inputs. Impairment expenses related to Company-owned retail stores are recorded in SG&A within the Direct to consumer segment.

10. Debt

        The Company's debt consisted of the following, excluding capital lease obligations, (in millions):

	January 3, 2015	December 28, 2013
U.S. revolving line of credit	$389.0	$250.0
U.S. term loan	231.3	246.9
Other international	3.3	3.8

Total debt	623.6	500.7

Less current portion	15.7	12.6

Long-term debt	$607.9	$488.1

        U.S.-Based.    On May 17, 2013, the Company and certain of its subsidiaries entered into a five year Credit Agreement (the "Credit Agreement") which provided for revolving credit loans in the amount of $750 million (the "Revolver"), a swingline subfacility up to $20 million, an up to $10 million subfacility for letters of credit, and a term loan in the amount of $250 million (the "Term Loan"). On May 23, 2014, the Company, entered into a First Amendment (the "Amendment") to the Credit Agreement. The Amendment increased the credit limit on the Revolver by $300 million to $1,050 million. The Credit Agreement expires and is due and payable on May 17, 2018. The Credit Agreement is guaranteed by all direct and indirect material domestic subsidiaries of the Company and is secured by 65% of the outstanding voting capital stock and 100% of the non-voting capital stock of the following foreign subsidiaries of the Company: Fossil Europe B.V., Swiss Technology Holding GmbH and Fossil (East) Limited. In connection with entering into the Credit Agreement, the Company paid upfront fees of approximately $4.8 million, which are being amortized over the life of the Credit Agreement.

        Amounts outstanding under the Revolver and Term Loan bear interest at the Company's option of (i) the base rate (defined as the higher of (a) the prime rate publicly announced by Wells Fargo (3.25% at fiscal year-end 2014), (b) the federal funds rate plus 0.50% and (c) the London Interbank Offer Rate ("LIBOR") (0.16% at fiscal year-end 2014) for an interest period of one month plus 1.00%) plus the base rate applicable margin (which varies based upon the Company's consolidated leverage ratio (the "Ratio") from 0.25% if the Ratio is less than 1.00 to 1.00, to 1.00% if the Ratio is greater than or equal to 2.00 to 1.00) or (ii) the LIBOR rate (defined as the quotient obtained by dividing (a) LIBOR by (b) 1.00 minus the Eurodollar reserve percentage) plus the LIBOR rate applicable margin (which varies based upon the Ratio from 1.25% if the Ratio is less than 1.00 to 1.00, to 2.00% if the Ratio is greater than or equal to 2.00 to 1.00). Amounts outstanding under the swingline loan under the Credit

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Debt (Continued)

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

        During fiscal 2014, the Company made principal payments of $15.6 million under the Term Loan. The Company had net borrowings of $139.0 million under the Revolver during fiscal 2014. Borrowings were primarily used to fund common stock repurchases and normal operating expenses. Amounts available under the Revolver are reduced by any amounts outstanding under standby letters of credit. As of January 3, 2015, the Company had available borrowings of approximately $660.1 million under the Revolver. The Company incurred approximately $6.3 million and $6.1 million of interest expense related to the Term Loan and Revolver, respectively, including the interest rate swap impact during fiscal year 2014.

        Financial covenants in the Credit Agreement require the Company to maintain (i) a consolidated leverage ratio no greater than 2.50 to 1.00, (ii) a consolidated interest coverage ratio no less than 3.50 to 1.00 and (iii) maximum capital expenditures not in excess of (x) $200.0 million during each of fiscal years 2014 and 2015 and (y) $250.0 million during each fiscal year thereafter, subject to certain adjustments. The Credit Agreement contains representations, warranties, covenants, events of default and indemnities that are customary for agreements of this type. The Company was in compliance with all covenants in the Credit Agreement as of January 3, 2015.

        The Company's debt as of January 3, 2015, excluding capital lease obligations, matures as follows (in millions):

Less than 1 Year	$15.7
Year 2	22.0
Year 3	18.9
Year 4	564.1
Year 5	0.1
Thereafter	2.8

Total	$623.6

        Letters of Credit.    On May 11, 2012, the Company, Fossil Partners, L.P., Fossil Europe GmbH and Fossil Asia Pacific Ltd. renewed their Letter of Credit Facility (the "LC Facility") to allow for $80 million of commercial letters of credit. At the end of fiscal years 2014 and 2013, the Company had outstanding letters of credit under the LC Facility of approximately $50.3 million and $49.7 million, respectively. Letters of credit issued under the LC Facility are primarily used for the purchase of inventory.

        Capital Lease Obligations.    At the end of fiscal years 2014 and 2013, the Company had current capital lease obligations of $0.9 million and $0.8 million, respectively, and long-term capital lease obligations of $5.8 million and $6.6 million, respectively.

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Other Income—Net

        Other income—net consisted of the following (in thousands):

Fiscal Year	2014	2013	2012
Interest income	$799	$809	$889
Remeasurement of investment in Fossil Spain to fair value	0	6,510	0
Gain on Skagen Designs arbitration settlement	5,968	0	0
Equity in the earnings of joint venture, net of tax	0	0	972
Currency gains	20	951	5,565
Other gains	653	1,149	1,116

Other income—net	$7,440	$9,419	$8,542

12. Taxes

        Income Taxes.    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Taxes (Continued)

income tax purposes. Significant components of the consolidated deferred tax assets and liabilities were (in thousands):

Fiscal Year	2014	2013
Current deferred income tax assets (liabilities):
Bad debt allowance	$4,387	$4,467
Returns allowance	8,724	8,641
Inventory	11,882	12,169
Warranty reserve	2,590	3,040
Compensation	6,459	9,189
Accrued liabilities	6,658	0
Deferred rent	1,128	1,810
Loss carryforwards	1,910	3,392
Other	(5,007)	12,070

Total current deferred tax assets	38,731	54,778
Valuation allowance	(5,168)	(7,946)

Net current deferred income tax assets	$33,563	$46,832

Total short-term deferred income tax assets	$34,084	$46,986
Total short-term deferred income tax liabilities	(521)	(154)

Net short-term deferred income tax assets	$33,563	$46,832

Long-term deferred income tax (liabilities) assets:
Unrealized exchange losses	$8,325	$(1,939)
State income tax and interest on tax contingencies	2,880	160
Fixed assets	(51,719)	(50,194)
Trade names and customer lists	(6,782)	(6,803)
Compensation	3,481	4,803
Deferred rent	9,425	7,456
Loss carryforwards	1,409	2,429
Undistributed earnings of certain foreign subsidiaries	(52,122)	(52,546)
Tax deductible foreign reserves	3,248	0
Other	4,231	11,111

Total deferred income tax liabilities	(77,624)	(85,523)
Valuation allowance	(1,653)	(2,601)

Net long-term deferred income tax liabilities	$(79,277)	$(88,124)

Total long-term deferred income tax assets	$8,583	$10,044
Total long-term deferred income tax liabilities	(87,860)	(98,168)

Net long-term deferred income tax liabilities	$(79,277)	$(88,124)

        Operating Loss Carryforwards.    The deferred income tax asset for loss carryforwards includes $3.3 million of net operating losses of foreign subsidiaries. Valuation allowances have been recorded to

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Taxes (Continued)

reflect the estimated amount of deferred tax assets that may not be realized on these losses. The amounts and the fiscal year of expiration of the loss carryforwards are (in thousands):

Expires 2015 through 2019	$6,100
Expires 2020 through 2024	2,855
Expires 2025 through 2028	2,696
Indefinite	3,263

Total loss carryforwards	$14,914

        The following table identifies income before income taxes for the Company's U.S. and non-U.S. based operations for the fiscal years indicated (in thousands):

Fiscal Year	2014	2013	2012
U.S	$169,079	$194,956	$193,985
Non-U.S	388,999	366,511	298,237

Total	$558,078	$561,467	$492,222

        The Company's provision for income taxes consisted of the following for the fiscal years indicated (in thousands):

Fiscal Year	2014	2013	2012
Current provision:
U.S. federal	$84,669	$97,860	$64,552
Non-U.S	74,190	69,901	60,239
State and local	10,582	8,297	6,314

Total current	169,441	176,058	131,105
Deferred provision (benefit)
U.S. federal	5,124	(2,346)	9,485
Non-U.S	(3,622)	(166)	(2,426)
State and local	524	(127)	(201)

Total deferred	2,026	(2,639)	6,858

Provision for income taxes	$171,467	$173,419	$137,963

        The expected cash payments for current U.S. income tax expense for fiscal years 2014, 2013 and 2012 were reduced by approximately $4.7 million, $12.0 million and $15.1 million, respectively, as a result of tax deductions related to the exercise of non-qualified stock options and stock appreciation rights and the vesting of restricted stock and restricted stock units. The expected cash payments for current foreign tax expense for fiscal years 2014, 2013 and 2012 were reduced by $0.4 million, $0.8 million and $0.5 million, respectively, as a result of tax deductions related to the exercise of stock options and the vesting of restricted stock granted to foreign employees. The income tax benefits resulting from these stock-based compensation plans have been recorded to additional paid-in capital in the Company's consolidated balance sheets. Total deferred income tax expense (benefit) of $2.0 million, ($2.6) million and $6.9 million for fiscal years 2014, 2013 and 2012, respectively, are included in deferred income taxes on the Company's consolidated statements of cash flows.

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Taxes (Continued)

        The Company was granted a 60% tax holiday for its watch assembly activities in Switzerland for tax years 2008 through 2012. In 2013 and 2014, the Company paid the full Swiss tax rate on its watch assembly activities. This tax holiday reduced current foreign income taxes by approximately $1.2 million in fiscal year 2012.

        A reconciliation of the U.S. federal statutory income tax rate of 35% to the Company's effective tax rate is as follows:

Fiscal Year	2014	2013	2012
Tax at statutory rate	35.0%	35.0%	35.0%
State, net of federal tax benefit	0.9	0.9	1.0
Foreign rate differential	(12.3)	(12.5)	(10.0)
U.S. tax on foreign income	6.3	5.9	3.1
Income tax contingencies	0.7	0.0	(1.7)
Valuation allowances	(0.3)	0.9	0.0
Other	0.4	0.7	0.6

Provision for income taxes	30.7%	30.9%	28.0%

        Deferred U.S. federal income taxes and foreign withholding taxes are not recorded on undistributed earnings of certain foreign subsidiaries where management plans to continue reinvesting these earnings outside the U.S. The amount of undistributed earnings that would be subject to tax if distributed was approximately $800.6 million at January 3, 2015. Determining tax amounts that would be payable if these earnings were distributed to the U.S. parent company is not practicable.

        The total amount of unrecognized tax benefits, excluding interest and penalties that would favorably impact the effective tax rate in future periods if recognized, was $12.8 million, $9.6 million and $10.7 million for fiscal years 2014, 2013 and 2012, respectively. The IRS began its examination of the Company's 2010-2012 federal income tax returns in the first quarter of fiscal 2014. The Company is also subject to tax examinations in various state and foreign jurisdictions for the Company's 2007-2013 tax years, none of which the Company believes are individually significant. Audit outcomes and timing of audit settlements are subject to significant uncertainty.

        The Company has classified uncertain tax positions as long-term income taxes payable unless such amounts are expected to be paid within twelve months from January 3, 2015. As of January 3, 2015, the Company had recorded $5.3 million of unrecognized tax benefits, excluding interest and penalties, for positions that could be settled within the next twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes receivable/payable, respectively. The total amount of accrued income tax-related interest in the Company's consolidated balance sheets was $1.8 million and $1.2 million at January 3, 2015 and December 28, 2013, respectively. The total amount of accrued income tax-related penalties in the Company's consolidated balance sheets was $0.4 million and $0.4 million at January 3, 2015 and December 28, 2013, respectively. The Company accrued income tax-related interest expense (benefit) of $0.7 million, ($1.0) million and ($1.0) million in fiscal years 2014, 2013 and 2012, respectively.

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Taxes (Continued)

        The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the fiscal years indicated (in thousands):

Fiscal Year	2014	2013	2012
Balance at beginning of year	$14,314	$15,549	$17,974
Gross increases tax positions in prior years	4,234	3,310	1,245
Gross decreases tax positions in prior years	(1,018)	(4,384)	(2,580)
Gross increases—current year tax positions	3,508	3,575	2,486
Settlements	(194)	(3,456)	(3,582)
Lapse in statute of limitations	(617)	(297)	0
Change due to currency revaluation	(141)	17	6

Balance at end of year	$20,086	$14,314	$15,549

13. Commitments and Contingencies

        License Agreements.    The Company has various license agreements to market watches and jewelry bearing certain trademarks or patents owned by various third parties. In accordance with these agreements, the Company incurred royalty expense of approximately $258.6 million, $214.1 million and $181.8 million in fiscal years 2014, 2013 and 2012, respectively. These amounts are included in the Company's cost of sales or, if advertising related, in SG&A. At fiscal year-end 2014, certain of the Company's significant license agreements had expiration dates between fiscal years 2015 and 2024. These license agreements require the Company to pay royalties ranging from 4% to 16% of defined net sales. The Company has minimum royalty commitments through fiscal year 2019 under these license agreements as summarized below, by fiscal year (in thousands):

Minimum Royalty Commitments
2015	$226,363
2016	95,866
2017	101,649
2018	76,973
2019	8,401

$509,252

        These minimum royalty commitments do not include amounts owed under these license agreements obligating the Company to pay the licensors a percentage of net sales of these licensed products.

        Leases.    The Company leases its retail and outlet store facilities as well as certain of its office and warehouse facilities and equipment under non-cancelable operating leases and capital leases. Most of the retail and outlet store leases provide for contingent rental payments based on operating results and require the payment of taxes, insurance and other costs applicable to the property. Generally, these leases include renewal options for various periods at stipulated rates. Rent expense under these agreements was approximately $190.6 million, $143.8 million and $131.5 million for fiscal years 2014, 2013 and 2012, respectively. Contingent rent expense was approximately $14.1 million, $12.1 million and

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Commitments and Contingencies (Continued)

$11.1 million for fiscal years 2014, 2013 and 2012, respectively. Capital leases are included as a component of short-term and current portion of long-term debt and in long-term debt in the Company's consolidated balance sheets. Future minimum rental commitments under non-cancelable leases, by fiscal year, are as follows (in thousands):

	Operating Leases	Capital Leases
2015	$158,692	$1,039
2016	140,757	1,021
2017	115,521	1,003
2018	100,526	991
2019	88,308	976
Thereafter	316,109	2,188

	$919,913	$7,218

Less amounts representing interest at 1.4% to 10.8%		373

Capital lease obligations		$6,845

        Purchase Obligations.    As of January 3, 2015, the Company had purchase obligations totaling $310.4 million.

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

        The following table summarizes the changes in the Company's asset retirement obligations (in thousands):

Fiscal Year:	2014	2013
Beginning asset retirement obligation	$8,306	$6,560
Liabilities incurred during the period	1,587	1,839
Revisions in estimated retirement obligations	2	(9)
Liabilities settled during the period	(860)	(278)
Accretion expense	364	288
Currency translation	(474)	(94)

Ending asset retirement obligations	$8,925	$8,306

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

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Stockholders' Equity

        Common and Preferred Stock.    The Company has 100,000,000 shares of common stock, par value $0.01 per share, authorized, with 50,771,079, and 54,707,810 shares issued at fiscal year-end 2014 and 2013, respectively. The Company has 1,000,000 shares of preferred stock, par value $0.01 per share, authorized, with none issued or outstanding at fiscal year-end 2014 and 2013. Rights, preferences and other terms of preferred stock will be determined by the Board of Directors at the time of issuance.

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

        During the period from the announcement of the Company's $750 million and $1 billion buyback authorizations in August 2010 and December 2012, respectively, until the end of the fiscal year 2014, the Company has repurchased approximately $1.7 billion of its common stock, representing approximately 18.6 million shares. The Company has not repurchased any shares under the $30 million and $1 billion repurchase plans authorized in 2010 and 2014, respectively.

        During fiscal year 2014, the Company effectively retired 4.1 million shares of common stock repurchased under its repurchase programs. The effective retirement of repurchased common stock decreased common stock by $41,000, additional paid-in capital by $3.2 million, retained earnings by $431.7 million and treasury stock by $435.0 million. At December 28, 2013 and January 3, 2015, all treasury stock had been effectively retired. As of January 3, 2015, the Company had $1.1 billion of repurchase authorizations remaining under the combined repurchase plans.

        The following table shows the Company's common stock repurchase activity for the periods indicated (in millions):

			For the 2014 Fiscal Year		For the 2013 Fiscal Year
Fiscal Year Authorized	Dollar Value Authorized	Termination Date	Number of Shares Repurchased	Dollar Value Repurchased	Number of Shares Repurchased	Dollar Value Repurchased
2014	$1,000.0	December 2018	0.0	$0.0	0.0	$0.0
2012	$1,000.0	December 2016	4.1	$435.0	4.9	$536.3
2010	$30.0	None	0.0	$0.0	0.0	$0.0
2010	$750.0	December 2013(1)	0.0	$0.0	0.4	$38.6

(1)
In the first quarter of fiscal year 2013, the Company completed this repurchase plan.

        Noncontrolling Interest.    In October 2012, the Company acquired the outstanding minority interest shares in Fossil Mexico, S.A. de C.V. ("Fossil Mexico") and Servicios Fossil Mexico, S.A. de C.V. ("Fossil Servicios"), representing the entire noncontrolling interest in these subsidiaries, for approximately $14.1 million in cash. The transaction was accounted for as an equity transaction, and the Company's ownership interest in both Fossil Mexico and Fossil Servicios increased

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Stockholders' Equity (Continued)

to 100%. The following table summarizes the effects of changes in the Company's ownership interest in its subsidiaries on stockholders' equity (in thousands):

Fiscal Year	2014	2013	2012
Net income attributable to Fossil Group, Inc.	$376,707	$378,152	$343,401

Transfers to noncontrolling interest:
Decrease in Fossil Group, Inc.'s additional paid-in capital for purchases of 49 common shares of Fossil Mexico and 49 common shares of Fossil Servicios	0	0	(7,332)

Change from net income attributable to Fossil Group, Inc. and transfers to noncontrolling interest	$376,707	$378,152	$336,069

15. Employee Benefit Plans

        Deferred Compensation and Savings Plans.    The Company has a defined contribution savings plan (the "401(k) Plan") for substantially all U.S.-based full-time employees of the Company. The Company's common stock is one of several investment alternatives available under the 401(k) Plan. Effective January 1, 2012, the Company added a Roth 401(k) option to the 401(k) Plan. The Company has a discretionary match for the 401(k) Plan. After ninety 90 days of service (minimum of 250 hours worked), the Company matches 50% of employee contributions up to 6% of their compensation. Matching contributions made by the Company to the 401(k) Plan totaled approximately $3.0 million, $2.7 million and $2.7 million for fiscal years 2014, 2013 and 2012, respectively. The Company also has the right to make additional matching contributions not to exceed 15% of employee compensation. The Company did not make any additional matching contributions during fiscal years 2014, 2013 and 2012.

        In December 1998, the Company adopted the Fossil Group, Inc. and Affiliates Deferred Compensation Plan (the "Deferred Plan"). Eligible participants may elect to defer up to 50% of their salary or up to 100% of any bonuses paid pursuant to the terms and conditions of the Deferred Plan. In addition, the Company may make employer contributions to participants under the Deferred Plan from time to time. The Company made no contributions to the Deferred Plan during fiscal years 2014, 2013 and 2012. In prior periods, the Company made payments pursuant to the Deferred Plan into a Rabbi Trust. The funds held in the Rabbi Trust are directed to certain investments available through life insurance products. As of January 3, 2015, the Company had an asset of $2.5 million related to the Company's invested balances recorded in intangible and other assets—net and a liability of $3.3 million related to the participants' invested balances recorded in accrued expenses—other, each on the Company's consolidated balance sheets.

        Stock-Based Compensation Plans.    The Company's grants under its current stock-based compensation plans generally include: (i) stock options and restricted stock units for its international employees, (ii) restricted stock units for its nonemployee directors and (iii) stock appreciation rights, restricted stock and restricted stock units for its U.S.-based employees. As of January 3, 2015, the Company had approximately $22.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company's stock based

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Employee Benefit Plans (Continued)

compensation plans. This cost is expected to be recognized over a weighted-average period of approximately 1.5 years.

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

        Prior to the Company establishing the 2008 LTIP, stock-based compensation awards were made to employees and nonemployee directors pursuant to the Company's initial Long-Term Incentive Plan ("LTIP") and Nonemployee Director Stock Option Plan ("Nonemployee Plan"), respectively. Each award issued under the LTIP terminates at the time designated by the Compensation Committee, not to exceed ten years. The currently outstanding stock options, stock appreciation rights, restricted stock and restricted stock units issued under the LTIP and Nonemployee Plan have original vesting periods that predominately range from three to five years. All stock appreciation rights and restricted stock units are settled in shares of the Company's common stock. The exercise prices of stock options granted under the Nonemployee Plan were not less than the fair market value of the Company's common stock at the date of grant. Pursuant to the Nonemployee Plan, 50% of the stock options granted became exercisable on the first anniversary of the date of grant and in two additional installments of 25% each on the second and third anniversaries. On March 26, 2008, the Company's Board of Directors elected to terminate these prior plans. The termination of the LTIP and the Nonemployee Plan did not impair outstanding awards representing 60,085 shares and 15,750 shares, respectively, of the Company's common stock at January 3, 2015 which continued in accordance with their original terms.

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Employee Benefit Plans (Continued)

        Stock Options and Stock Appreciation Rights.    The fair value of stock options and stock appreciation rights granted under the Company's stock-based compensation plans was estimated on the date of grant using the Black-Scholes option pricing model. The table below outlines the weighted average assumptions for these award grants:

Fiscal Year	2014	2013	2012
Risk-free interest rate	0.9%	0.8%	1.1%
Expected term (in years)	3.4	4.7	5.1
Expected volatility	47.1%	55.1%	51.1%
Expected dividend yield	0.0%	0.0%	0.0%
Estimated fair value per stock option/stock appreciation right granted	$38.88	$48.19	$56.08

        The expected term of the stock options represent the estimated period of time until exercise and is based on historical experience of similar awards. Expected stock price volatility is based on the historical volatility of the Company's common stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury securities with an equivalent remaining term.

        The Company generally receives a tax deduction when stock options are exercised or when restricted stock vests. Generally for stock options, the tax deduction is related to the excess of the stock price at the time the stock options are exercised over the exercise price of the stock options. For restricted stock, the tax deduction is equal to the fair market value of the Company's common stock on the date the restricted stock vests multiplied by the number of shares of restricted stock. Excess tax benefits from stock-based compensation on the Company's consolidated statements of cash flows for fiscal years 2014, 2013 and 2012 amounted to approximately $1.4 million, $8.4 million and $11.7 million, respectively.

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Employee Benefit Plans (Continued)

        The following table summarizes stock option and stock appreciation rights activity:

Stock Options and Stock Appreciation Rights	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	in thousands			in thousands
Outstanding at December 31, 2011	1,220	$41.20	5.8	$49,125
Granted	279	124.61
Exercised	(386)	30.28		32,201
Forfeited or expired	(74)	98.53

Outstanding at December 29, 2012	1,039	63.56	6.4	36,708
Granted	41	104.62
Exercised	(332)	35.64		24,820
Forfeited or expired	(70)	97.62

Outstanding at December 28, 2013	678	76.15	6.2	31,794
Granted	94	111.90
Exercised	(91)	39.20		6,391
Forfeited or expired	(18)	120.77

Outstanding at January 3, 2015	663	85.08	5.6	20,751

Exercisable at January 3, 2015	479	$73.45	5.1	$20,296

        The aggregate intrinsic value in the table above is before income taxes and is based on the exercise price for outstanding and exercisable options/rights at January 3, 2015 and based on the fair market value of the Company's common stock on the exercise date for options/rights that were exercised during the fiscal year.

        Stock Options and Stock Appreciation Rights Outstanding and Exercisable.    The following table summarizes information with respect to stock options and stock appreciation rights outstanding and exercisable at January 3, 2015:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Number of Shares	Weighted- Average Exercise Price
	in thousands			in thousands
$13.65 - $21.51	56	$15.09	3.6	56	$15.09
$25.77 - $42.76	103	34.94	3.7	103	34.94
$43.92 - $67.10	5	43.92	3.0	5	43.92
$69.53 - $106.40	97	80.86	6.3	95	80.80
$106.89 - $131.46	167	128.10	7.1	114	128.10

Total	428	$79.24	5.6	373	$72.29

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Employee Benefit Plans (Continued)

Stock Appreciation Rights Outstanding				Stock Appreciation Rights Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Number of Shares	Weighted- Average Exercise Price
	in thousands			in thousands
$13.65 - $21.51	18	$13.65	2.1	18	$13.65
$25.77 - $42.76	17	35.69	2.5	17	35.68
$43.92 - $67.10	3	67.10	5.5	2	67.10
$69.53 - $106.40	70	93.62	5.6	39	87.56
$106.89 - $131.46	127	117.46	6.5	30	127.16

Total	235	$95.68	5.6	106	$77.52

        Restricted Stock and Restricted Stock Units.    The following table summarizes restricted stock and restricted stock unit activity:

Restricted Stock and Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value
	in thousands
Nonvested at December 31, 2011	352	$45.70
Granted	102	110.72
Vested	(161)	45.14
Forfeited	(16)	67.62

Nonvested at December 29, 2012	277	68.69
Granted	140	106.76
Vested	(171)	57.83
Forfeited	(27)	86.51

Nonvested at December 28, 2013	219	99.27
Granted	164	110.95
Vested	(115)	90.66
Forfeited	(13)	108.76

Nonvested at January 3, 2015	255	$110.17

        The total fair value of shares/units vested during fiscal years 2014, 2013 and 2012 was $12.6 million, $18.1 million and $19.1 million, respectively.

        The Company maintains a defined benefit plan for its employees located in Switzerland. The plan is funded through payments to an insurance company. The payments are determined by periodic actuarial calculations. During fiscal years 2014, 2013 and 2012, the Company recorded pension gains of $0.2 million and pension expenses of $6.2 million and $2.8 million, respectively, related to this plan. The liability for the Company's defined benefit plan was $12.4 million and $8.6 million at the end of fiscal years 2014 and 2013, respectively. This liability is recorded in other long-term liabilities on the Company's consolidated balance sheets.

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Employee Benefit Plans (Continued)

        Under French law, the Company is required to maintain a defined benefit plan for its employees located in France, which is referred to as a "retirement indemnity". The amount of the retirement indemnity is based on the employee's last salary and duration of employment with the Company. The employee's right to receive the retirement indemnity is subject to the employee remaining with the Company until retirement. In each of fiscal years 2014, 2013 and 2012, the Company recorded pension expenses of $0.3 million per year for its retirement indemnity obligations. The liability for the Company's retirement indemnity was $1.6 million and $1.5 million at the end of fiscal years 2014 and 2013, respectively. This liability is recorded in other long-term liabilities on the Company's consolidated balance sheets.

16. Supplemental Cash Flow Information

        The following table summarizes supplemental cash flow information (in thousands):

Fiscal Year	2014	2013	2012
Cash paid during the year for:
Interest	$15,924	$9,450	$5,155
Income taxes	$167,702	$167,624	$105,433
Supplemental disclosures of non-cash investing and financing activities:
Additions to property, plant and equipment included in accounts payable	$5,030	$8,317	$11,713
Additions to property, plant and equipment acquired under capital leases	$1,180	$1,068	$4,884
Issuance of common stock for acquisition	$0	$0	$19,899

17. Supplemental Disclosure for Accumulated Other Comprehensive Income

        The following table illustrates changes in the balances of each component of accumulated other comprehensive income, net of taxes (in thousands):

	January 3, 2015
		Cash Flow Hedges
	Currency Translation Adjustments	Forward Contracts	Interest Rate Swap	Pension Plan	Total
Beginning balance	$38,152	$(2,091)	$(106)	$736	$36,691

Other comprehensive income (loss) before reclassifications	(65,240)	37,182	(3,397)	(4,804)	(36,259)
Tax (expense) benefit	(153)	(14,255)	1,238	421	(12,749)
Amounts reclassed from accumulated other comprehensive income	0	8,893	(2,774)	0	6,119
Tax (expense) benefit	0	(3,037)	1,011	0	(2,026)

Total other comprehensive income (loss)	(65,393)	17,071	(396)	(4,383)	(53,101)

Ending balance	$(27,241)	$14,980	$(502)	$(3,647)	$(16,410)

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Supplemental Disclosure for Accumulated Other Comprehensive Income (Continued)

	December 28, 2013
			Cash Flow Hedges
	Currency Translation Adjustments	Securities Available for Sale	Forward Contracts	Interest Rate Swap	Pension Plan	Total
Beginning balance	$30,181	$(475)	$(946)	$0	$0	$28,760

Other comprehensive income (loss) before reclassifications	7,971	(83)	(2,148)	(1,592)	583	4,731
Tax (expense) benefit	0	0	757	561	153	1,471
Amounts reclassed from accumulated other comprehensive income	0	(558)	(145)	(1,423)	0	(2,126)
Tax (expense) benefit	0	0	(101)	498	0	397

Total other comprehensive income (loss)	7,971	475	(1,145)	(106)	736	7,931

Ending balance	$38,152	$0	$(2,091)	$(106)	$736	$36,691

	December 29, 2012
			Cash Flow Hedges
	Currency Translation Adjustments	Securities Available for Sale	Forward Contracts	Total
Beginning balance	$18,953	$(446)	$3,673	$22,180

Other comprehensive income (loss) before reclassifications	11,228	(29)	1,232	12,431
Tax (expense) benefit	0	0	(806)	(806)
Amounts reclassed from accumulated other comprehensive income	0	0	7,761	7,761
Tax (expense) benefit	0	0	(2,716)	(2,716)

Total other comprehensive income (loss)	11,228	(29)	(4,619)	6,580

Ending balance	$30,181	$(475)	$(946)	$28,760

18. Major Customer, Segment and Geographic Information

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

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Major Customer, Segment and Geographic Information (Continued)

        The Company manages its business primarily on a geographic basis. The Company's reportable operating segments are comprised of North America wholesale, Europe wholesale, Asia Pacific wholesale and Direct to consumer. The North America wholesale, Europe wholesale and Asia Pacific wholesale reportable segments do not include activities related to the Direct to consumer segment. The North America wholesale segment primarily includes sales to wholesale or distributor customers based in Canada, Mexico, the United States and countries in South America. The Europe wholesale segment primarily includes sales to wholesale or distributor customers based in European countries, the Middle East and Africa. The Asia Pacific wholesale segment primarily includes sales to wholesale or distributor customers based in Australia, China (as well as the Company's assembly and procurement operations), India, Indonesia, Japan, Malaysia, New Zealand, Singapore, South Korea, Taiwan and Thailand. The Direct to consumer segment includes Company-owned retail stores, e-commerce activities and catalog costs. Each reportable operating segment provides similar products and services.

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

	Fiscal Year 2014
	Net Sales	Operating Income	Depreciation and Amortization	Long-term Assets	Total Assets
North America wholesale			$10,364	$256,287	$716,278
External customers	$1,213,097	$251,003
Intersegment	233,058
Europe wholesale			10,520	145,791	385,339
External customers	931,228	261,250
Intersegment	233,239
Asia Pacific wholesale			6,669	51,175	584,887
External customers	440,656	122,778
Intersegment	1,075,401
Direct to consumer	924,710	115,050	33,728	159,619	352,780
Intersegment items	(1,541,698)
Corporate		(183,545)	22,049	104,826	168,268

Consolidated	$3,509,691	$566,536	$83,330	$717,698	$2,207,552

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Major Customer, Segment and Geographic Information (Continued)

	Fiscal Year 2013
	Net Sales	Operating Income	Depreciation and Amortization	Long-term Assets	Total Assets
North America wholesale			$7,886	$260,506	$680,025
External customers	$1,216,634	$305,834
Intersegment	209,913
Europe wholesale			9,324	185,892	535,261
External customers	828,098	219,041
Intersegment	172,943
Asia Pacific wholesale			4,764	42,943	516,553
External customers	396,641	129,971
Intersegment	970,985
Direct to consumer	818,598	88,082	30,798	161,245	335,208
Intersegment items	(1,353,841)
Corporate		(181,332)	21,495	100,366	163,367

Consolidated	$3,259,971	$561,596	$74,267	$750,952	$2,230,414

	Fiscal Year 2012
	Net Sales	Operating Income	Depreciation and Amortization	Long-term Assets	Total Assets
North America wholesale			$4,880	$236,639	$610,979
External customers	$1,083,489	$246,616
Intersegment	203,266
Europe wholesale			6,529	150,977	354,823
External customers	696,988	174,469
Intersegment	166,952
Asia Pacific wholesale			3,958	37,639	416,825
External customers	361,514	127,263
Intersegment	757,480
Direct to consumer	715,517	98,754	26,259	170,461	313,498
Intersegment items	(1,127,698)
Corporate		(158,262)	18,880	102,161	145,864

Consolidated	$2,857,508	$488,840	$60,506	$697,877	$1,841,989

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Major Customer, Segment and Geographic Information (Continued)

        The following table indicates revenue for each class of similar products for fiscal years 2014, 2013 and 2012 (in thousands):

	Fiscal Year 2014		Fiscal Year 2013		Fiscal Year 2012
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches	$2,736,511	78.0%	$2,513,081	77.1%	$2,141,481	74.9%
Leathers	419,391	11.9	436,285	13.4	440,113	15.4
Jewelry	276,485	7.9	228,748	7.0	181,636	6.4
Other	77,304	2.2	81,857	2.5	94,278	3.3

Total	$3,509,691	100.0%	$3,259,971	100.0%	$2,857,508	100.0%

Geographic Information

        Net sales and long-lived assets related to the Company's operations in the U.S., Europe, Asia Pacific and all other international markets were as follows (in thousands):

	Fiscal Year 2014
	Net Sales(1)		Long-term Assets
United States	$1,588,566		$395,526
Europe	1,195,948	(2)	237,068
Asia Pacific	566,237		67,352
All other international	158,940		17,752

Consolidated	$3,509,691		$717,698

	Fiscal Year 2013
	Net Sales(1)		Long-term Assets
United States	$1,525,107		$411,458
Europe	1,052,497	(2)	264,173
Asia Pacific	504,124		65,091
All other international	178,243		10,230

Consolidated	$3,259,971		$750,952

FOSSIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Major Customer, Segment and Geographic Information (Continued)

	Fiscal Year 2012
	Net Sales(1)		Long-term Assets
United States	$1,354,337		$391,232
Europe	880,012	(2)	241,766
Asia Pacific	448,217		54,150
All other international	174,942		10,729

Consolidated	$2,857,508		$697,877

(1)
Net sales are based on the location of the selling entity.
(2)
Net sales from Germany accounted for more than 10% of the Company's consolidated net sales and were approximately $612.5 million, $578.8 million and $472.4 million in fiscals years 2014, 2013 and 2012, respectively.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        We conducted an evaluation of the effectiveness of our "disclosure controls and procedures" ("Disclosure Controls"), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of January 3, 2015, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

        Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective at the reasonable assurance level as of January 3, 2015.

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

        Management, including our CEO and our CFO, assessed the effectiveness of the Company's internal control over financial reporting as of January 3, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of January 3, 2015.

        Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company's internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting during the fourth quarter ended January 3, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Fossil Group, Inc.
Richardson, Texas

        We have audited the internal control over financial reporting of Fossil Group, Inc. and subsidiaries (the "Company") as of January 3, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended January 3, 2015 of the Company and our report dated February 20, 2015 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/s/ Deloitte & Touche LLP

Dallas, Texas
February 20, 2015

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

        We have adopted a code of ethics that applies to all our directors and employees, including the principal executive officer, principal financial officer, principal accounting officer and controller. The full text of our Code of Conduct and Ethics is published on the Investor Relations section of our website at www.fossilgroup.com. We intend to disclose any future amendments to certain provisions of the Code of Conduct and Ethics, or waivers of such provisions granted to executive officers and directors, on this website within five business days following the date of any such amendment or waiver.

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

February 20, 2015	FOSSIL GROUP, INC.
/s/ KOSTA N. KARTSOTIS Kosta N. Kartsotis, Chairman of the Board of Directors and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ KOSTA N. KARTSOTIS Kosta N. Kartsotis	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 20, 2015
/s/ DENNIS R. SECOR Dennis R. Secor	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 20, 2015
/s/ ELAINE AGATHER Elaine Agather	Director	February 20, 2015
/s/ JEFFREY N. BOYER Jeffrey N. Boyer	Director	February 20, 2015
/s/ WILLIAM B. CHIASSON William B. Chiasson	Director	February 20, 2015
/s/ DIANE NEAL Diane Neal	Director	February 20, 2015
/s/ THOMAS M. NEALON Thomas M. Nealon	Director	February 20, 2015

Signature	Capacity	Date

/s/ MARK D. QUICK Mark D. Quick	Director	February 20, 2015
/s/ ELYSIA HOLT RAGUSA Elysia Holt Ragusa	Director	February 20, 2015
/s/ JAL S. SHROFF Jal S. Shroff	Director	February 20, 2015
/s/ JAMES E. SKINNER James E. Skinner	Director	February 20, 2015
/s/ JAMES M. ZIMMERMAN James M. Zimmerman	Director	February 20, 2015

SCHEDULE II
FOSSIL GROUP, INC. AND SUBSIDIARIES
VALUATIONS AND QUALIFYING ACCOUNTS
Fiscal Years 2012, 2013 and 2014
(in thousands)

		Additions	Deductions
Classification	Balance at Beginning of Period	Charged (Credited) to Operations	Actual Returns or Writeoffs	Balance at End of Period
Fiscal Year 2012:
Account receivable allowances:
Sales returns	$61,580	$119,106	$115,430	$65,256
Bad debts	$18,241	$848	$1,983	$17,106
Deferred tax asset valuation allowance	$3,193	$3,114	$544	$5,763
Fiscal Year 2013:
Account receivable allowances:
Sales returns	$65,256	$116,777	$118,963	$63,070
Bad debts	$17,106	$(1,078)	$4,258	$11,770
Deferred tax asset valuation allowance	$5,763	$4,988	$204	$10,547
Fiscal Year 2014:
Account receivable allowances:
Sales returns	$63,070	$144,694	$139,557	$68,207
Bad debts	$11,770	$3,257	$3,187	$11,840
Deferred tax asset valuation allowance	$10,547	$(820)	$2,906	$6,821

EXHIBIT INDEX

Exhibit Number		Description
3.1		Third Amended and Restated Certificate of Incorporation of Fossil Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 25, 2010).

3.2		Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 28, 2013).

3.3		Fourth Amended and Restated Bylaws of Fossil Group, Inc. (incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K filed on May 28, 2013).

3.4		Amendment No. 1 to Fourth Amended and Restated Bylaws of Fossil Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 20, 2014).

10.1	(2)	Fossil Group, Inc. 1993 Non-Employee Director Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-1, SEC File No. 33-45357).

10.2	(2)	Amendment Number One to the 1993 Non-Employee Director Stock Option Plan of Fossil Group, Inc. (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K filed on March 2, 2011).

10.3	(2)	Amendment Number One to the Fossil Group, Inc. 1993 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K filed on March 5, 2008).

10.4	(2)	Fossil Group, Inc. 1993 Long-Term Incentive Plan (incorporated by reference to the Company's Registration Statement on Form S-1, SEC File No. 33-45357).

10.5	(2)	Amendment Number One to the 1993 Long-Term Incentive Plan of Fossil Group, Inc. (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K filed on March 2, 2011).

10.6	(2)	Amendment Number Two to the 1993 Long-Term Incentive Plan of Fossil Group, Inc. (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K filed on March 2, 2011).

10.7	(2)	Amendment Number Three to the 1993 Long-Term Incentive Plan of Fossil Group, Inc. (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed on March 5, 2008).

10.8	(2)	Amendment Number Four to the 1993 Long-Term Incentive Plan of Fossil Group, Inc. (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K filed on February 29, 2012).

10.9	(2)	Amendment Number Five to the 2004 Long-Term Incentive Plan of Fossil Group, Inc. (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K filed on February 29, 2012).

10.10	(2)	Amendment Number Six to the 2004 Long-Term Incentive Plan of Fossil Group, Inc. (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K filed on February 29, 2012).

Exhibit Number		Description
10.11	(2)	Form of Restricted Stock Award under the Fossil Group, Inc. 2004 Long-Term Incentive Plan. (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed on February 29, 2012).

10.12	(2)	Form of Restricted Stock Unit Award under the Fossil Group, Inc. 2004 Long-Term Incentive Plan. (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K filed on February 29, 2012).

10.13	(2)	Form of Stock Appreciation Rights Award under the Fossil Group, Inc. 2004 Long-Term Incentive Plan. (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed on February 29, 2012).

10.14	(2)	Fossil Group, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 23, 2008).

10.15	(2)	Amendment Number One to the 2008 Long-Term Incentive Plan of Fossil Group, Inc. (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K filed on February 29, 2012).

10.16	(2)	Amendment Number Two to the 2008 Long-Term Incentive Plan of Fossil Group, Inc. (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K filed on February 29, 2012).

10.17	(2)	Form of Restricted Stock Unit Award under the Fossil Group, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.61 to the Company's Annual Report on Form 10-K filed on March 3, 2010).

10.18	(2)	Form of Stock Option Award Agreement for Outside Directors under the Fossil Group, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 5, 2009).

10.19	(2)	Form of Revised Restricted Stock Unit Award Agreement under the Fossil Group, Inc. 2008 Long-Term Incentive Plan for Non-U.S. Participants (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 13, 2010).

10.20	(2)	Fossil Group, Inc. 2010 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 25, 2010).

10.21	(2)	Third Amended and Restated Fossil Group, Inc. and Affiliates Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 21, 2010).

10.22		Credit Agreement, dated as of May 17, 2013, by and among Fossil, Inc., Fossil Intermediate, Inc., Fossil Trust, Fossil Partners, L.P., Arrow Merchandising, Inc., Fossil Stores I, Inc., Fossil Holdings, LLC, Fossil International Holdings, Inc., Wells Fargo Bank, National Association, Bank of America, N.A., JPMorgan Chase Bank, N.A., HSBC Bank USA, National Association, Fifth Third Bank, Wells Fargo Securities, LLC, Merrill Lynch Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC. (The exhibits and schedules to the Credit Agreement have not been filed herewith and will be provided to the Securities and Exchange Commission supplementally upon request.) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 20, 2013).

Exhibit Number		Description
10.23		Guaranty Agreement, dated as of May 17, 2013, executed and delivered by Fossil Intermediate, Inc., Fossil Partners, L.P., Fossil Trust, Fossil Stores I, Inc. and Fossil International Holdings, Inc. to Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 20, 2013).

10.24		Pledge Agreement, dated as of May 17, 2013, by and among Fossil, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 20, 2013).

10.25		Fossil Group, Inc. 1993 Savings and Retirement Plan (incorporated by reference to the Company's Registration Statement on Form S-1, SEC File No. 33-45357).

10.26		Master License Agreement dated as of August 30, 1994, by and between Fossil Group, Inc. and Fossil Partners, L.P. (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K filed on March 2, 2011).

10.27		Agreement of Limited Partnership of Fossil Partners, L.P. (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed on March 2, 2011).

10.28		Form of Executive Retirement Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 14, 2012).

10.29		Form of Restricted Stock Unit Award (2012) under the Fossil Group, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 14, 2012).

10.30		Form of Stock Appreciation Rights Award (2012) under the Fossil Group, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on March 14, 2012).

10.31		First Amendment to the Restricted Stock Unit Award Under the 2004 Long-Term Incentive Plan of Fossil Group, Inc. for Mark Quick, dated as of October 26, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 1, 2012).

10.32		First Amendment to the Stock Appreciation Rights Award Under the 2004 Long-Term Incentive Plan of Fossil Group, Inc. for Mark Quick, dated as of October 26, 2012 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on November 1, 2012).

10.33		First Amendment to Credit Agreement and Incremental Revolving Credit Commitment Agreement, dated as of May 23, 2014, by and among Fossil Group, Inc., Wells Fargo Bank, National Association, Bank of America, N.A., JPMorgan Chase Bank, N.A., HSBC Bank USA, National Association, Citibank, N.A., Compass Bank, Branch Banking and Trust Company, Keybank National Association, Royal Bank of Canada and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 27, 2014).

21.1	(1)	Subsidiaries of Fossil Group, Inc.

23.1	(1)	Consent of Independent Registered Public Accounting Firm.

31.1	(1)	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit Number		Description
31.2	(1)	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	(3)	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	(3)	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	(1)	XBRL Instance Document.

101.SCH	(1)	XBRL Taxonomy Extension Schema Document.

101.DEF	(1)	XBRL Taxonomy Extension Definition Link Document.

101.CAL	(1)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	(1)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	(1)	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)
Filed herewith.

(2)
Management contract or compensatory plan or arrangement.

(3)
Furnished herewith.