Form 10-Q
period 2015-04-04
Fossil Group, Inc.
filed 2015-05-07
CIK 883569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 4, 2015

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

The number of shares of the registrant’s common stock outstanding as of April 30, 2015: 48,810,385

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FOSSIL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

IN THOUSANDS

	April 4,	January 3,
	2015	2015
Assets
Current assets:
Cash and cash equivalents	$236,843	$276,261
Accounts receivable - net of allowances of $74,845 and $80,047, respectively	266,139	430,498
Inventories	630,590	597,281
Deferred income tax assets-net	33,460	34,084
Prepaid expenses and other current assets	178,292	151,730
Total current assets	1,345,324	1,489,854

Property, plant and equipment - net of accumulated depreciation of $363,260 and $360,191, respectively	331,665	345,606
Goodwill	196,040	197,728
Intangible and other assets-net	170,436	174,364
Total long-term assets	698,141	717,698
Total assets	$2,043,465	$2,207,552

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$154,806	$159,267
Short-term and current portion of long-term debt	18,471	16,646
Accrued expenses:
Compensation	58,242	50,776
Royalties	20,094	54,013
Co-op advertising	18,630	28,591
Transaction taxes	15,127	35,301
Other	77,325	75,609
Income taxes payable	20,844	26,626
Total current liabilities	383,539	446,829

Long-term income taxes payable	16,683	16,610
Deferred income tax liabilities	79,081	87,860
Long-term debt	626,373	613,659
Other long-term liabilities	57,528	58,793
Total long-term liabilities	779,665	776,922

Commitments and contingencies (Note 13)

Stockholders’ equity:
Common stock, 49,527 and 50,771 shares issued and outstanding at April 4, 2015 and January 3, 2015, respectively	495	508
Additional paid-in capital	174,201	171,669
Retained earnings	746,081	822,093
Accumulated other comprehensive income (loss)	(49,855)	(16,410)
Total Fossil Group, Inc. stockholders’ equity	870,922	977,860
Noncontrolling interest	9,339	5,941
Total stockholders’ equity	880,261	983,801
Total liabilities and stockholders’ equity	$2,043,465	$2,207,552

See notes to the condensed consolidated financial statements.

FOSSIL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

UNAUDITED

IN THOUSANDS, EXCEPT PER SHARE DATA

	For the 13	For the 14
	Weeks Ended	Weeks Ended
	April 4,	April 5,
	2015	2014
Net sales	$725,085	$776,544
Cost of sales	324,361	333,324
Gross profit	400,724	443,220

Operating expenses:
Selling, general and administrative expenses	332,482	338,522
Restructuring charges	12,088	0
Total operating expenses	344,570	338,522

Operating income	56,154	104,698
Interest expense	4,178	3,706
Other income (expense) - net	7,186	(351)

Income before income taxes	59,162	100,641
Provision for income taxes	18,524	31,480

Net income	40,638	69,161
Less: Net income attributable to noncontrolling interest	2,568	2,818
Net income attributable to Fossil Group, Inc.	$38,070	$66,343

Other comprehensive income (loss), net of taxes:
Currency translation adjustment	$(33,506)	$(1,125)
Derivative instruments-net change	61	239
Total other comprehensive income (loss)	(33,445)	(886)

Total comprehensive income	7,193	68,275
Less: Comprehensive income attributable to noncontrolling interest	2,568	2,818
Comprehensive income attributable to Fossil Group, Inc.	$4,625	$65,457

Earnings per share:
Basic	$0.76	$1.23
Diluted	$0.75	$1.22
Weighted average common shares outstanding:
Basic	50,294	54,125
Diluted	50,467	54,351

See notes to the condensed consolidated financial statements.

FOSSIL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

IN THOUSANDS

	For the 13	For the 14
	Weeks Ended	Weeks Ended
	April 4,	April 5,
	2015	2014
Operating Activities:
Net income	$40,638	$69,161
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	22,113	23,377
Stock-based compensation	4,346	4,978
Decrease in allowance for returns-net of inventory in transit	(869)	(1,525)
Loss (gain) on disposal of assets	2,202	(31)
Impairment losses	1,270	282
Decrease in allowance for doubtful accounts	(1,320)	(1,063)
Excess tax benefits from stock-based compensation	(354)	(938)
Deferred income taxes and other	247	(440)

Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	158,594	167,760
Inventories	(49,087)	(32,002)
Prepaid expenses and other current assets	(30,391)	(38,439)
Accounts payable	(5,718)	(17,879)
Accrued expenses	(50,900)	(80,095)
Income taxes payable	(5,801)	3,829
Net cash provided by operating activities	84,970	96,975

Investing Activities:
Additions to property, plant and equipment	(16,860)	(21,505)
Increase in intangible and other assets	(1,402)	(2,165)
Skagen Designs arbitration settlement	5,968	0
Business acquisitions-net of cash acquired	(4,970)	0
Net cash used in investing activities	(17,264)	(23,670)

Financing Activities:
Acquisition of common stock	(116,047)	(119,715)
Distribution of noncontrolling interest earnings and other	(5,056)	(5,391)
Excess tax benefits from stock-based compensation	354	938
Debt borrowings	1,070,363	196,200
Debt payments	(1,055,584)	(162,456)
Proceeds from exercise of stock options	444	759
Net cash used in financing activities	(105,526)	(89,665)

Effect of exchange rate changes on cash and cash equivalents	(1,598)	(701)

Net decrease in cash and cash equivalents	(39,418)	(17,061)
Cash and cash equivalents:
Beginning of period	276,261	320,479
End of period	$236,843	$303,418

See notes to the condensed consolidated financial statements.

FOSSIL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1. FINANCIAL STATEMENT POLICIES

Basis of Presentation. The condensed consolidated financial statements include the accounts of Fossil Group, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”).

The Company’s fiscal year periodically results in a 53-week year instead of a normal 52-week year. The prior fiscal year ending January 3, 2015 was a 53-week year, with the additional week included in the first quarter. Accordingly, the information presented herein includes thirteen weeks of operations for the quarter ended April 4, 2015 (“First Quarter”) as compared to fourteen weeks included in the quarter ended April 5, 2014 (“Prior Year Quarter”). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of April 4, 2015, and the results of operations for the First Quarter and Prior Year Quarter. All adjustments are of a normal, recurring nature.

Effective during the First Quarter, the Company made changes to the presentation of its reportable segments to reflect changes in the way its chief operating decision maker evaluates the performance of its operations, develops strategy and allocates capital resources. The Company has realigned its operating structure. Strategic and brand directions are set centrally and regional management is now fully empowered and responsible to drive those strategies and brand directions across all brands and channels within their regions. As part of the new operating structure the regional teams manage both the wholesale and retail businesses within their regions whereas previously the retail business was managed globally. Additionally, with the implementation of new reporting systems, the Company has the ability to extract discrete financial information that aligns with its operating structure and is consistent with how management now evaluates the business performance. The Company’s reportable segments now consist of the following: (i) Americas, (ii) Europe and (iii) Asia. Prior to the First Quarter 2015 Form 10-Q, as reported in the 2014 Form 10-K, the Company’s reportable segments consisted of the following: (i) North America wholesale, (ii) Europe wholesale, (iii) Asia Pacific wholesale and (iv) Direct to consumer.

These changes to the Company’s reportable segments include the following:

(1)   Reclassification of the Company’s retail, e-commerce and catalog activities, all of which were previously recorded within the Company’s Direct to consumer segment, to the Americas, Europe and Asia segments based on the geographic location of the activities.

(2)   The Company’s wholesale operations in North America, Europe and Asia Pacific previously recorded within the North America wholesale, Europe wholesale and Asia Pacific wholesale segments, respectively, have been reclassified to the Americas, Europe and Asia segments, respectively.

(3)   Intercompany profit attributable to the Company’s factory operations was previously included in the Asia Pacific wholesale and Europe wholesale segments in accordance with the geographic location of the factories, and is now eliminated from all reporting segments.

(4)   Certain corporate costs are not allocated to the various segments because they are managed at the corporate level for internal purposes. Prior to the change in reporting segments, these expenses included, and after the change in reporting segments, continue to include, general corporate expenses, including certain administrative, legal, accounting, technology support costs, equity compensation costs, and payroll costs attributable to executive management. Additionally, certain brand management, product development, art, creative/product design, marketing and back office supply chain expenses which were previously included in North America wholesale, Europe wholesale, Asia Pacific wholesale and Direct to consumer segments prior to the change in reporting segments are now reported in corporate. Conversely, certain back office costs reported in corporate prior to the change in reporting segments are now included in the various reporting segments in which they are now managed.

The Company’s historical segment disclosures have been recast to be consistent with the current presentation.

These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K filed by the Company pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the fiscal year ended January 3, 2015 (the “2014 Form 10-K”). Operating results for the First Quarter are not necessarily indicative of the results to be achieved for the full fiscal year.

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods reported. Actual results could differ from those estimates. The Company has not made any changes in its significant accounting policies from those disclosed in the 2014 Form 10-K. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Hedging Instruments. The Company is exposed to certain market risks relating to foreign exchange rates and interest rates. The Company actively monitors and attempts to manage these exposures using derivative instruments including foreign currency forward contracts and interest rate swaps. The Company’s foreign subsidiaries periodically enter into foreign exchange forward contracts to hedge the future payment of intercompany inventory transactions denominated in U.S. dollars. If the Company was to settle its euro, British pound, Canadian dollar, Japanese yen, Australian dollar, and Mexican peso forward contracts as of April 4, 2015, the net result would have been a net gain of approximately $21.9 million, net of taxes. To help protect against adverse existing and forecasted fluctuations in interest rates, the Company has entered into interest rate swap agreements to effectively convert portions of its existing and forecasted variable rate debt obligations to fixed rates. To reduce exposure to changes in currency exchange rates adversely affecting the Company’s investment in a euro-denominated subsidiary, the Company entered into a forward contract designated as a net investment hedge that was settled during the second quarter of fiscal year 2014. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. See “Note 10—Derivatives and Risk Management” for additional disclosures about the Company’s use of derivatives.

Operating expenses. Operating expenses include selling, general and administrative expenses (“SG&A”), selling and distribution expenses primarily consisting of sales and distribution labor costs, sales distribution center and warehouse facility costs, depreciation expense related to sales distribution and warehouse facilities, the four-wall operating costs of the Company’s retail stores, point-of-sale expenses, advertising expenses and art, design and product development labor costs. SG&A also includes general and administrative expenses primarily consisting of administrative support labor and “back office” or support costs such as treasury, legal, information services, accounting, internal audit, human resources, executive management costs and costs associated with stock-based compensation. Restructuring charges include costs to reorganize, refine and optimize the Company’s infrastructure and store closures.

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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS (in thousands, except per share data):

	For the 13	For the 14
	Weeks Ended	Weeks Ended
	April 4,	April 5,
	2015	2014

Numerator:
Net income attributable to Fossil Group, Inc.	$38,070	$66,343

Denominator:
Basic EPS computation:
Basic weighted average common shares outstanding	50,294	54,125
Basic EPS	$0.76	$1.23

Diluted EPS computation:
Basic weighted average common shares outstanding	50,294	54,125
Effect of stock options, stock appreciation rights, restricted stock units and performance restricted stock units	173	226
Diluted weighted average common shares outstanding	50,467	54,351
Diluted EPS	$0.75	$1.22

Approximately 352,400 and 273,400 weighted average common shares issuable under stock-based awards were not included in the diluted EPS calculation at the end of the First Quarter and Prior Year Quarter, respectively, because they were antidilutive.

Recently Issued Accounting Standards. In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-04, Compensation—Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets (“ASU 2015-04”). ASU 2015-04 provides an entity with a fiscal year-end that does not coincide with a month-end a practical expedient that allows the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. If an entity has a significant event in an interim period that requires the remeasurement of defined benefit plan assets and obligations such as a partial settlement, ASU 2015-04 also provides a practical expedient that permits the entity to remeasure defined benefit plan assets and obligations using the month-end that is closest to the date of the significant event and adjust for any effects of the significant event not captured in the month-end measurement.  If an entity applies the practical expedient and a contribution is made between the month-end date used for measurement and the entity’s fiscal year-end, the entity should disclose the amount of the contribution to allow reconciliation of the fair value of plan assets in the fair value hierarchy to the ending balance of the fair value of plan assets. ASU 2015-04 is effective for annual periods beginning after December 15, 2015 with early adoption permitted. This standard will not have a material impact on the Company’s consolidated results of operations or financial position.

In April 2015, FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual periods beginning after December 15, 2015 with early adoption permitted. This standard will not have a material impact on the Company’s consolidated results of operations or financial position.

In January 2015, FASB issued ASU 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”). ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items as part of its initiative to reduce complexity in accounting standards. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. ASU 2015-01 is effective for annual periods beginning after December 15, 2015 with early adoption permitted. This standard will not have a material impact on the Company’s consolidated results of operations or financial position.

           In August 2014, FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), to provide guidance on management’s responsibility to perform interim and annual assessments of an entity’s ability to continue as a going concern and to provide related disclosure. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. This standard will not have a material impact on the Company’s consolidated results of operations or financial position.

In June 2014, FASB issued ASU 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 requires that a performance target, that affects vesting and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. The Company is evaluating the effect of adopting ASU 2014-12, but does not expect that adoption will have a material impact on the Company’s consolidated results of operations or financial position.

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 provides alternative methods of retrospective adoption and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. The Company is evaluating the effect of adopting ASU 2014-09, but does not expect that adoption will have a material impact on the Company’s consolidated results of operations or financial position.

Recently Adopted Accounting Standards. In accordance with U.S. GAAP, the following provision, which had no material impact on the Company’s financial position, results of operations or cash flows, was adopted effective for the First Quarter: ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

2. ACQUISITION AND GOODWILL

Fossil Accessories South Africa Acquisition. On February 1, 2015, the Company closed on a share purchase agreement with S. Keren Watch Group (“SKWG”), by which the Company acquired majority ownership in the Cape Town, South Africa-based distributor for approximately $5.0 million in cash-net of cash acquired, subject to working capital adjustments. SKWG has been a distribution partner for the Company for over 23 years, representing all Fossil brands and most of the Company’s licensed brands in South Africa. Upon execution of the joint venture agreement, SKWG was renamed Fossil Accessories South Africa Pty, Ltd. The Company recorded $3.7 million of goodwill related to the acquisition.

Goodwill is the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. The changes in the carrying amount of goodwill, which is not subject to amortization, were as follows (in thousands):

	Americas	Europe	Asia	Total
Balance at January 3, 2015	$119,438	$66,433	$11,857	$197,728
Acquisitions	0	3,711	0	3,711
Foreign currency changes	(59)	(5,378)	38	(5,399)
Balance at April 4, 2015	$119,379	$64,766	$11,895	$196,040

3. INVENTORIES

Inventories consisted of the following (in thousands):

	April 4,	January 3,
	2015	2015
Components and parts	$42,270	$48,797
Work-in-process	10,805	13,719
Finished goods	577,515	534,765
Inventories	$630,590	$597,281

4. WARRANTY LIABILITIES

Warranty liability activity consisted of the following (in thousands):

	For the 13	For the 14
	Weeks Ended	Weeks Ended
	April 4,	April 5,
	2015	2014
Beginning balance	$13,500	$15,658
Settlements in cash or kind	(2,102)	(3,163)
Warranties issued and adjustments to preexisting warranties (1)	2,016	3,364
Liabilities assumed in acquisition	44	0
Ending balance	$13,458	$15,859

(1) Changes in cost estimates related to preexisting warranties are aggregated with accruals for new standard warranties issued and foreign currency changes.

5. INCOME TAXES

The Company’s income tax expense and related effective rate were as follows (in thousands, except percentage data):

	For the 13	For the 14
	Weeks Ended	Weeks Ended
	April 4,	April 5,
	2015	2014
Income tax expense	$18,524	$31,480
Income tax rate	31.3%	31.3%

The lower structural rate in the First Quarter was offset by unfavorable discrete items applied to a lower income base, resulting in the effective tax rate being the same as the effective tax rate in the Prior Year Quarter.

As of April 4, 2015, the total amount of unrecognized tax benefits, excluding interest and penalties, was $20.9 million, of which $13.2 million would favorably impact the effective tax rate in future periods, if recognized. During the Prior Year Quarter, the U.S. Internal Revenue Service began its examination of the Company’s 2010-2012 federal income tax returns. The Company is subject to examinations in various state and foreign jurisdictions for its 2007-2013 tax years, none of which the Company believes are significant, individually or in the aggregate. Tax audit outcomes and timing of tax audit settlements are subject to significant uncertainty.

The Company has classified uncertain tax positions as long-term income taxes payable, unless such amounts are expected to be paid within twelve months of the condensed consolidated balance sheet date. As of April 4, 2015, the Company had recorded $5.9 million of unrecognized tax benefits, excluding interest and penalties, for positions that are expected to be settled within the next twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes receivable/payable, respectively. The total amount of accrued income tax-related interest and penalties included in the condensed consolidated balance sheets at April 4, 2015 was $2.0 million and $0.4 million, respectively. For the First Quarter, the Company accrued income tax-related interest expense of $0.2 million.

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

During the First Quarter, the Company effectively retired 1.3 million shares of common stock repurchased under its repurchase programs. The effective retirement of repurchased common stock decreased common stock by approximately $13,000, additional paid-in capital by $0.4 million, retained earnings by $114.1 million and treasury stock by $114.5 million. At January 3, 2105 and April 4, 2015, all treasury stock had been effectively retired. As of April 4, 2015, the Company had $944.2 million of repurchase authorizations remaining under its combined repurchase programs.

The following tables reflect the Company’s common stock repurchase activity for the periods indicated (in millions):

				For the 13 Weeks Ended		For the 14 Weeks Ended
				April 4, 2015		April 5, 2014
Fiscal Year Authorized	Dollar Value Authorized	Termination Date		Number of Shares Repurchased	Dollar Value Repurchased	Number of Shares Repurchased	Dollar Value Repurchased
2014	$1,000.0	December 2018		1.0	$85.7	0.0	$0.0
2012	$1,000.0	December 2016	(1)	0.3	$28.8	1.0	$117.3
2010	$30.0	None		0.0	$0.0	0.0	$0.0

(1)  In the First Quarter, we completed this repurchase plan.

Controlling and Noncontrolling Interest. The following tables summarize the changes in equity attributable to controlling and noncontrolling interest (in thousands):

	Fossil Group, Inc.		Total
	Stockholders’	Noncontrolling	Stockholders’
	Equity	Interest	Equity
Balance at January 3, 2015	$977,860	$5,941	$983,801
Net income	38,070	2,568	40,638
Currency translation adjustment	(33,506)	0	(33,506)
Derivative instruments-net change	61	0	61
Common stock issued upon exercise of stock options	444	0	444
Tax expense derived from stock-based compensation	(306)	0	(306)
Distribution of noncontrolling interest earnings	0	(5,056)	(5,056)
Business acquisition	0	5,886	5,886
Acquisition of common stock	(116,047)	0	(116,047)
Stock-based compensation expense	4,346	0	4,346
Balance at April 4, 2015	$870,922	$9,339	$880,261

	Fossil Group, Inc.		Total
	Stockholders’	Noncontrolling	Stockholders’
	Equity	Interest	Equity
Balance at December 28, 2013	$1,068,677	$6,690	$1,075,367
Net income	66,343	2,818	69,161
Currency translation adjustment	(1,125)	0	(1,125)
Derivative instruments - net change	239	0	239
Common stock issued upon exercise of stock options	759	0	759
Tax benefit derived from stock-based compensation	938	0	938
Distribution of noncontrolling interest earnings and other.	0	(5,391)	(5,391)
Acquisition of common stock	(119,715)	0	(119,715)
Stock-based compensation expense	4,978	0	4,978
Balance at April 5, 2014	$1,021,094	$4,117	$1,025,211

7. EMPLOYEE BENEFIT PLANS

Stock-Based Compensation Plans. The following table summarizes stock options and stock appreciation rights activity during the First Quarter:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
Stock Options and Stock Appreciation Rights	Shares	Exercise Price	Term	Value
	(in Thousands)		(in Years)	(in Thousands)

Outstanding at January 3, 2015	663	$85.08	5.6	$20,751
Granted	147	80.22
Exercised	(19)	32.11		1,052
Forfeited or expired	(16)	111.84
Outstanding at April 4, 2015	775	84.93	5.8	10,714
Exercisable at April 4, 2015	551	$82.90	5.1	$10,297

The aggregate intrinsic value shown in the table above is before income taxes and is based on (i) the exercise price for outstanding and exercisable options/rights at April 4, 2015 and (ii) the fair market value of the Company’s common stock on the exercise date for options/rights that were exercised during the First Quarter.

Stock Options and Stock Appreciation Rights Outstanding and Exercisable. The following table summarizes information with respect to stock options and stock appreciation rights outstanding and exercisable at April 4, 2015:

Stock Options Outstanding				Stock Options Exercisable
			Weighted-
		Weighted-	Average		Weighted-
		Average	Remaining		Average
Range of	Number of	Exercise	Contractual	Number of	Exercise
Exercise Prices	Shares	Price	Term	Shares	Price
	(in Thousands)		(in Years)	(in Thousands)

$13.65 - $21.51	54	$15.12	3.3	54	$15.12
$30.71 - $67.10	96	36.26	3.7	96	36.26
$69.53 - $106.40	96	80.86	5.9	94	80.79
$106.89 - $131.46	166	128.10	6.5	163	128.06
Total	412	$80.99	5.3	407	$80.71

Stock Appreciation Rights Outstanding				Stock Appreciation Rights Exercisable
			Weighted-
		Weighted-	Average		Weighted-
		Average	Remaining		Average
Range of	Number of	Exercise	Contractual	Number of	Exercise
Exercise Prices	Shares	Price	Term	Shares	Price
	(in Thousands)		(in Years)	(in Thousands)

$13.65 - $21.51	18	$13.65	2.0	18	$13.65
$30.71 - $67.10	17	40.16	2.6	17	38.71
$69.53 - $106.40	213	84.29	7.1	45	90.52
$106.89 - $131.46	115	117.80	6.2	64	121.94
Total	363	$89.40	6.3	144	$89.15

Restricted Stock, Restricted Stock Units and Performance Restricted Stock Units. The following table summarizes restricted stock, restricted stock unit and performance restricted stock unit activity during the First Quarter:

		Weighted-Average
Restricted Stock, Restricted Stock Units		Grant Date Fair
and Performance Restricted Stock Units	Number of Shares	Value
	(in Thousands)

Nonvested at January 3, 2015	255	$110.17
Granted	288	80.38
Vested	(85)	113.06
Forfeited	(12)	110.75
Nonvested at April 4, 2015	446	$90.39

The total fair value of restricted stock and restricted stock units vested during the First Quarter was approximately $6.9 million. Vesting of performance restricted stock units is based on achievement of sales growth and operating margin targets.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table illustrates changes in the balances of each component of accumulated other comprehensive income (loss), net of taxes (in thousands):

	For the 13 Weeks Ended April 4, 2015
	Currency	Cash Flow Hedges
	Translation Adjustments	Forward Contracts	Interest Rate Swaps	Pension Plan	Total
Beginning balance	$(27,241)	$14,980	$(502)	$(3,647)	$(16,410)
Other comprehensive income (loss) before reclassifications	(33,506)	18,760	(7,406)	0	(22,152)
Tax (expense) benefit	0	(6,217)	2,699	0	(3,518)
Amounts reclassed from accumulated other comprehensive income	0	12,439	(681)	0	11,758
Tax (expense) benefit	0	(4,231)	248	0	(3,983)
Total other comprehensive income (loss)	(33,506)	4,335	(4,274)	0	(33,445)
Ending balance	$(60,747)	$19,315	$(4,776)	$(3,647)	$(49,855)

	For the 14 Weeks Ended April 4, 2014
	Currency	Cash Flow Hedges			Net
	Translation Adjustments	Forward Contracts	Interest Rate Swap	Pension Plan	Investment Hedges	Total
Beginning balance	$38,152	$(2,091)	$(106)	$736	$0	$36,691
Other comprehensive income (loss) before reclassifications	(1,125)	(266)	(908)	0	162	(2,137)
Tax (expense) benefit	0	(82)	370	0	0	288
Amounts reclassed from accumulated other comprehensive income	0	(828)	(732)	0	0	(1,560)
Tax (expense) benefit	0	330	267	0	0	597
Total other comprehensive income (loss)	(1,125)	150	(73)	0	162	(886)
Ending balance	$37,027	$(1,941)	$(179)	$736	$162	$35,805

See “Note 10—Derivatives and Risk Management” for additional disclosures about the Company’s use of derivatives.

9. SEGMENT INFORMATION

The Company reports segment information based on the “management approach”. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments are comprised of (i) Americas, (ii) Europe and (iii) Asia. Each reportable operating segment includes sales to wholesale and distributor customers, and sales through Company-owned retail stores and e-commerce activities based on the location of the selling entity. The Americas segment primarily includes sales to customers based in Canada, Latin America and the United States. The Europe segment primarily includes sales to customers based in European countries, the Middle East and Africa. The Asia segment primarily includes sales to customers based in Australia, China, India, Indonesia, Japan, Malaysia, New Zealand, Singapore, South Korea, Taiwan and Thailand. Each reportable operating segment provides similar products and services.

The Company evaluates the performance of its reportable segments based on net sales and operating income. Net sales for geographic segments are based on the location of the selling entity. Operating income for each segment includes net sales to third parties, related cost of sales and operating expenses directly attributable to the segment. General corporate expenses, including certain administrative, legal, accounting, technology support costs, equity compensation costs, payroll costs attributable to executive management, brand management, product development, art, creative/product design, marketing, strategy, compliance and back office supply chain expenses are not allocated to the various segments because they are managed at the corporate level internally. The Company does not include intercompany transfers between segments for management reporting purposes.

Certain reclassifications have been made to prior year amounts to conform with current year presentation.  Due to changes in the Company’s reportable segments as discussed in Note 1 to the condensed consolidated financial statements, segment results for fiscal year 2014 have been recast to present results on a comparable basis.

Summary information by operating segment was as follows (in thousands):

	For the 13 Weeks Ended		For the 14 Weeks Ended
	April 4, 2015		April 5, 2014
	Net Sales	Operating Income	Net Sales	Operating Income

Americas	$366,596	$76,722	$382,660	$99,069
Europe	234,256	33,302	260,353	52,508
Asia	124,233	24,308	133,531	30,898
Corporate		(78,178)		(77,777)
Consolidated	$725,085	$56,154	$776,544	$104,698

	April 4, 2015		January 3, 2015
	Long-Term Assets	Total Assets	Long-Term Assets	Total Assets

Americas	$263,887	$765,691	$263,324	$809,548
Europe	202,704	470,671	220,742	561,486
Asia	56,670	222,387	57,508	233,881
Corporate	174,880	584,716	176,124	602,637
Total	$698,141	$2,043,465	$717,698	$2,207,552

The following tables reflect net sales for each class of similar products in the periods presented (in thousands, except percentage data):

	For the 13 Weeks Ended		For the 14 Weeks Ended
	April 4, 2015		April 5, 2014
	Net Sales	Percentage of Total	Net Sales	Percentage of Total

Watches	$551,857	76.1%	$601,388	77.5%
Leathers	92,926	12.8	99,722	12.8
Jewelry	62,987	8.7	56,518	7.3
Other	17,315	2.4	18,916	2.4
Total	$725,085	100.0%	$776,544	100.0%

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

These forward contracts meet the criteria for hedge accounting, which requires that they represent foreign-currency-denominated forecasted inter-entity transactions in which (i) the operating unit that has the foreign currency exposure is a party to the hedging instrument and (ii) the hedged transaction is denominated in a currency other than the hedging unit’s functional currency.

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

As of April 4, 2015, the Company had the following outstanding forward contracts that were entered into to hedge the future payments of intercompany inventory transactions (in millions):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Euro	174.1	U.S. dollar	217.6
British pound	27.5	U.S. dollar	43.5
Canadian dollar	40.1	U.S. dollar	34.3
Japanese yen	2,935.0	U.S. dollar	26.4
Mexican peso	173.3	U.S. dollar	12.0
Australian dollar	14.2	U.S. dollar	11.5

The Company is also exposed to interest rate risk related to both its outstanding debt and forecasted debt issuances. To manage the interest rate risk related to its $231.3 million U.S.-based term loan, as amended on March 9, 2015 (“Term Loan”), the Company entered into an interest rate swap agreement on July 26, 2013 with a term of approximately five years. The objective of this hedge is to offset the variability of future payments associated with interest rates on the Term Loan. The interest rate swap agreement hedges the 1-month London Interbank Offer Rate (“LIBOR”) based variable rate debt obligations under the Term Loan. Under the terms of the swap, the Company pays a fixed interest rate of 1.288% per annum to the swap counterparty plus the LIBOR rate applicable margin (which varies based upon the Ratio from 1.25% if the Ratio is less than 1.00 to 1.00, to 2.00% if the Ratio is greater than or equal to 2.00 to 1.00). The notional amount will amortize over the remaining life of the Term Loan to coincide with the amortization of the underlying loan. The Company will receive interest from the swap counterparty at a variable rate based on 1-month LIBOR. This hedge is designated as a cash flow hedge. Additionally, to manage interest rate risk related to forecasted debt issuances, the Company entered into a forward starting interest rate swap agreement on March 20, 2015 with a term of approximately 10 years. The objective of this hedge is to offset the variability of future interest payments associated with forecasted debt issuances. Under the terms of the swap, the Company pays a fixed interest rate of 2.14% per annum to the swap counterparty. This hedge is designated as a cash flow hedge.

Net Investment Hedge. The Company is also exposed to risk that adverse changes in foreign currency exchange rates could impact its net investment in foreign operations. To manage this risk, during the first quarter of fiscal year 2014, the Company entered into a forward contract designated as a net investment hedge to reduce exposure to changes in currency exchange rates on €25.0 million of its total investment in a wholly-owned euro-denominated foreign subsidiary. The hedge was settled in the second quarter of fiscal year 2014. The effective portion of derivatives designated as net investment hedges are recorded at fair value at each balance sheet date and the change in fair value is recorded as a component of other comprehensive income (loss) in the Company’s condensed consolidated statements of income and comprehensive income. The Company uses the hypothetical derivative method to assess the ineffectiveness of net investment hedges. Should any portion of a net investment hedge become ineffective, the ineffective portion will be reclassified to other income-net on the Company’s condensed consolidated statements of income and comprehensive income. Gains and losses reported in accumulated other comprehensive income (loss) will not be reclassified into earnings until the Company’s underlying investment is liquidated or dissolved.

Non-designated Hedges. The Company also periodically enters into forward contracts to manage exchange rate risks associated with certain non-inventory intercompany transactions and to which the Company does not elect hedge treatment. All of the Company’s outstanding forward contracts were designated as hedging instruments as of April 4, 2015 and January 3, 2015. Changes in the fair value of derivatives not designated as hedging instruments are recognized in earnings when they occur.

The effective portion of gains and losses on derivative instruments that were recognized in other comprehensive income (loss), net of taxes during the First Quarter and Prior Year Quarter are set forth below (in thousands):

	For the 13	For the 14
	Weeks Ended	Weeks Ended
	April 4, 2015	April 5, 2014
Cash flow hedges:
Forward contracts	$12,543	$(348)
Interest rate swaps	(4,707)	(538)
Net investment hedge:
Forward contract	0	162
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$7,836	$(724)

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

	Condensed Consolidated
	Statements of Income		For the 13	For the 14
	and Comprehensive	Effect of Derivative	Weeks Ended	Weeks Ended
Derivatives Instruments	Income Location	Instruments	April 4, 2015	April 5, 2014

Forward contracts designated as cash flow hedging instruments	Other income (expense)-net	Total gain (loss) reclassified from other comprehensive income (loss)	$8,208	$(498)

Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$89	$(148)

Interest rate swap designated as a cash flow hedging instrument	Interest expense	Total gain (loss) reclassified from other comprehensive income (loss)	$(433)	$(465)

The following table discloses the fair value amounts for the Company’s derivative instruments as separate asset and liability values, presents the fair value of derivative instruments on a gross basis, and identifies the line items in the condensed consolidated balance sheets in which the fair value amounts for these categories of derivative instruments are included (in thousands):

	Asset Derivatives				Liability Derivatives
	April 4, 2015		January 3, 2015		April 4, 2015		January 3, 2015
	Condensed		Condensed		Condensed		Condensed
	Consolidated		Consolidated		Consolidated		Consolidated
	Balance Sheets	Fair	Balance Sheets	Fair	Balance Sheets	Fair	Balance Sheets	Fair
Derivatives Instruments	Location	Value	Location	Value	Location	Value	Location	Value

Forward contracts designated as cash flow hedging instruments	Prepaid expenses and other current assets	$32,927	Prepaid expenses and other current assets	$25,867	Accrued expenses- other	$373	Accrued expenses- other	$0

Interest rate swap designated as a cash flow hedging instrument	Prepaid expenses and other current assets	0	Prepaid expenses and other current assets	0	Accrued expenses- other	7,059	Accrued expenses- other	2,157

Forward contracts designated as cash flow hedging instruments	Intangible and other assets-net	1,155	Intangible and other assets-net	1,802	Other long-term liabilities	133	Other long-term liabilities	0

Interest rate swap designated as a cash flow hedging instrument	Intangible and other assets-net	343	Intangible and other assets-net	1,724	Other long-term liabilities	799	Other long-term liabilities	357

Total		$34,425		$29,393		$8,364		$2,514

At the end of the First Quarter, the Company had forward contracts with maturities extending through September 2016. As of April 4, 2015, an estimated net gain of $21.3 million is expected to be reclassified into earnings within the next twelve months at prevailing foreign currency exchange rates. See “Note 1—Financial Statement Policies” for additional disclosures on foreign currency hedging instruments.

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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of April 4, 2015 (in thousands):

	Fair Value at April 4, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Forward contracts	$0	$34,082	$0	$34,082
Deferred compensation plan assets:
Investment in publicly traded mutual funds	2,510	0	0	2,510
Interest rate swaps	0	343	0	343
Total	$2,510	$34,425	$0	$36,935

Liabilities:
Contingent consideration	$0	$0	$6,878	$6,878
Forward contracts	0	506	0	506
Interest rate swaps	0	7,858	0	7,858
Total	$0	$8,364	$6,878	$15,242

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

The fair values of the Company’s deferred compensation plan assets are based on quoted prices. The deferred compensation plan assets are recorded in intangible and other assets-net in the Company’s condensed consolidated balance sheets. The fair values of the Company’s forward contracts are based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates.  The fair values of the interest rate swap assets and liabilities are determined using valuation models based on market observable inputs, including forward curves, mid market price and volatility levels. See “Note 10—Derivatives and Risk Management” for additional disclosures about the interest rate swaps and forward contracts.

The Company has evaluated its short-term and long-term debt as of April 4, 2015 and January 3, 2015 and believes, based on the interest rates, related terms and maturities, that the fair values of such instruments approximated their carrying amounts. As of April 4, 2015 and January 3, 2015, the carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated their values due to the short-term maturities of these accounts.

The fair value of the contingent consideration liability related to the acquisition of the Company’s joint venture company, Fossil, S.L. (“Fossil Spain”), was determined using Level 3 inputs. The contingent consideration recorded as of April 4, 2015 is based on Fossil Spain’s earnings for fiscal year 2014 and forecasted earnings for fiscal year 2015. The contingent consideration for calendar year 2014 will be paid during the remaining part of fiscal year 2015. The contingent consideration for calendar year 2015 will be paid upon the execution of the purchase agreement in 2016. The fair value of the contingent consideration was determined using present value techniques with forecasted future cash flows for Fossil Spain as the significant unobservable input. Future revenue growth based on management’s projections for the 2015 calendar year is approximately 17%. Operating expenses are projected to be approximately 25% of revenues for calendar year 2015. A discount rate of 19% was used to calculate the present value of the contingent consideration. The contingent consideration liability for calendar year 2014 is valued at 3.4 million euros (approximately $3.7 million) and the contingent consideration liability for calendar year 2015 is valued at the maximum annual variable price of 3.5 million euros (approximately $3.8 million). A decrease in future cash flows may result in a lower estimated fair value of the calendar year 2015 contingent consideration liability. Future changes in the estimated fair value of the contingent consideration liability, if any, will be reflected in earnings.

In accordance with the provisions of ASC 360, Property, Plant and Equipment, property, plant and equipment—net with a carrying amount of $1.2 million, as of April 4, 2015, related to retail store leasehold improvements and fixturing was fully impaired, and related key money in the amount of $0.1 million was deemed not recoverable, resulting in an impairment charge of $1.3 million for the First Quarter.

The fair values of assets related to the Company-owned retail stores were determined using Level 3 inputs. $1.0 million of the impairment expense was recorded in the Europe segment and $0.3 million was recorded in the Americas segment in SG&A.

12. INTANGIBLE AND OTHER ASSETS

The following table summarizes intangible and other assets (in thousands):

		April 4, 2015		January 3, 2015
	Useful	Gross	Accumulated	Gross	Accumulated
At Fiscal Year End	Lives	Amount	Amortization	Amount	Amortization
Intangibles-subject to amortization:
Trademarks	10 yrs.	$4,175	$3,013	$4,174	$2,950
Customer lists	5-10 yrs.	43,461	17,987	41,703	17,457
Patents	3-20 yrs.	2,273	2,037	2,273	1,902
Noncompete agreement	6 yrs.	1,816	908	1,855	851
Other	7-20 yrs.	501	394	353	341
Total intangibles-subject to amortization		52,226	24,339	50,358	23,501
Intangibles-not subject to amortization:
Trade names		83,627		83,610
Other assets:
Key money deposits		29,438	18,107	31,892	18,661
Other deposits		22,182		21,854
Deferred compensation plan assets		2,510		2,477
Deferred tax asset-net		7,581		8,583
Restricted cash		522		575
Shop-in-shop		14,807	10,267	16,333	9,660
Interest rate swap		343		1,724
Forward contracts		1,155		1,802
Other		8,758		6,978
Total other assets		87,296	28,374	92,218	28,321
Total intangible and other assets		$223,149	$52,713	$226,186	$51,822
Total intangible and other assets-net			$170,436		$174,364

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

Amortization expense for intangible assets was approximately $1.2 million and $1.3 million for the First Quarter and Prior Year Quarter. Estimated aggregate future amortization expense by fiscal year for intangible assets is as follows (in thousands):

Fiscal Year	Amortization Expense
2015 (remaining)	$3,751
2016	$4,880
2017	$4,621
2018	$4,267
2019	$4,172
2020	$3,674

13. COMMITMENTS AND CONTINGENCIES

Litigation. The Company is occasionally subject to litigation or other legal proceedings in the normal course of its business. The Company does not believe that the outcome of any currently pending legal matters, individually or collectively, will have a material effect on the business or financial condition of the Company.

Operating lease obligations.  As of April 4, 2015, the Company had operating lease obligations of approximately $886.7 million. The Company recognized rent expense of $49.0 million and $44.4 million during the First Quarter and Prior Year Quarter, respectively.

14. DEBT ACTIVITY

On March 9, 2015, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for (i) revolving credit loans in the amount of $1.05 billion (the “Revolving Credit Facility”), with an up to $20.0 million subfacility for swingline loans (the “Swingline Loan”), and an up to $10.0 million subfacility for letters of credit, and (ii) a term loan in the amount of $231.3 million (the “Term Loan”). The Credit Agreement expires and is due and payable on May 17, 2018.

The Company’s obligations under the Credit Agreement are unsecured, and none of the Company’s subsidiaries are guarantors of the Company’s obligations under the Credit Agreement. Upon the occurrence of both (a) the Moody’s Investor Service, Inc. rating of the Company falling below Ba1 and (b) the Standard & Poor’s Financial Services LLC rating of the Company falling below BB+, the Company’s obligations under the Credit Agreement will be required to be guaranteed by all direct and indirect material domestic subsidiaries of the Company, as provided in a subsidiary guaranty agreement, and secured by 65% of the total outstanding voting capital stock and 100% of the non-voting capital stock of the Company’s material first-tier foreign subsidiaries, pursuant to a pledge agreement. The Credit Agreement may be used (a) to refinance the indebtedness under the Prior Agreement (as defined below), (b) to finance the acquisition of capital assets, (c) for ongoing working capital and other general corporate purposes, and (d) to repurchase the Company’s capital stock to the extent permitted under the Credit Agreement.

The Credit Agreement amends and restates that certain credit agreement, dated as of May 17, 2013, as amended, which was scheduled to mature on May 17, 2018 (the “Prior Agreement”). Under the Prior Agreement, the Company incurred approximately $1.6 million and $1.0 million of interest expense during the First Quarter related to outstanding revolving credit loans and term loans, respectively, including the impact of the related interest rate swap, respectively. As of March 9, 2015, the Company had $555.0 million in aggregate principal amount of revolving credit loans outstanding and $231.3 million in aggregate principal amount of term loans outstanding under the Prior Agreement, all of which was refinanced on March 9, 2015 with borrowings under the Credit Agreement. No penalties or other early termination fees were incurred in connection with the amendment and restatement of the Prior Agreement.

Amounts outstanding under the Revolving Credit Facility and the Term Loan under the Credit Agreement bear interest, at the Company’s option, at (i) the base rate (defined as the highest of (a) the prime rate publicly announced by Wells Fargo, (b) the federal funds rate plus 0.5%, and (c) LIBOR for an interest period of one month plus 1.0%) plus the base rate applicable margin (which varies, based upon the Company’s consolidated total leverage ratio, from 0.25%, if the consolidated total leverage ratio is less than 1.00 to 1.00, to 1.00%, if the consolidated total leverage ratio is greater than or equal to 2.00 to 1.00) or (ii) the LIBOR rate (defined as the quotient obtained by dividing (a) LIBOR by (b) 1.00 minus the Eurodollar reserve percentage) plus the LIBOR rate applicable margin (which varies, based upon the consolidated total leverage ratio, from 1.25%, if the consolidated total leverage ratio is less than 1.00 to 1.00, to 2.00%, if the consolidated total leverage ratio is greater than or equal to 2.00 to 1.00). Amounts outstanding under the Swingline Loan under the Credit Agreement or upon any drawing under a letter of credit bear interest at the base rate plus the applicable margin. Interest based upon the base rate is payable quarterly in arrears. Interest based upon the LIBOR rate is payable on the last day of the applicable interest period.

Financial covenants governing the Credit Agreement require the Company to maintain (i) a consolidated total leverage ratio no greater than 2.50 to 1.00 and (ii) a consolidated interest coverage ratio no less than 3.50 to 1.00. The Credit Agreement contains representations, warranties, covenants, events of default and indemnities that are customary for agreements of this type.

The Company is required to pay a commitment fee on the unused amounts of the commitments under the Revolving Credit Facility under the Credit Agreement, payable quarterly in arrears, ranging from 0.20% to 0.35%, based on the consolidated total leverage ratio. In connection with any letter of credit, the Company is required to pay (i) a letter of credit commission, payable quarterly in arrears, in an amount equal to the daily amount available to be drawn under such letter of credit multiplied by the applicable margin with respect to revolving credit loans that are LIBOR rate loans, (ii) a fronting fee, payable quarterly in arrears, as set forth in the applicable letter of credit application or as otherwise separately agreed by the Company and the issuing lender, and (iii) normal and customary costs and expenses incurred or charged by the issuing lender in issuing, effecting payment under, amending or otherwise administering the letter of credit.

Loans under the Credit Agreement may be prepaid, in whole or in part, at the option of the Company, in minimum principal amounts of (i) $2.0 million or increments of $1.0 million in excess thereof, with respect to a base rate loan under the Revolving Credit Facility, (ii) $5.0 million or increments of $1.0 million in excess thereof, with respect to a LIBOR rate loan under the Revolving Credit Facility, (iii) $5.0 million or increments of $1.0 million in excess thereof, with respect to the Term Loan, and (iv) $0.1 million or increments of $0.1 million in excess thereof, with respect to a Swingline Loan. Loans under the Credit Agreement must be repaid with the net cash proceeds of certain asset sales or insurance and condemnation events. The Company may permanently reduce the revolving credit commitment at any time, in whole or in part, without premium or penalty, in a minimum aggregate principal amount of not less than $3.0 million or increments of $1.0 million in excess thereof.

The repayment obligation under the Credit Agreement can be accelerated upon the occurrence of an event of default, including the failure to pay principal or interest, a material inaccuracy of a representation or warranty, violation of covenants, cross-default, change in control, bankruptcy events, failure of a loan document provision, certain ERISA events and material judgments.

The Company made net principal payments of $3.1 million under its current Term Loan and term loan under the Prior Credit Agreement during the First Quarter. The Company had net borrowings of $18.0 million under its current Revolving Credit Facility and revolving credit loans under the Prior Credit Agreement during the First Quarter. Borrowings were primarily used to fund stock repurchases, capital and normal operating expenses. As of April 4, 2015, $228.1 million and $407.0 million were outstanding under the Term Loan and the Revolving Credit Facility, respectively. Amounts available under the Revolving Credit Facility are reduced by any amounts outstanding under standby letters of credit. As of April 4, 2015, the Company had available borrowing capacity of approximately $642.1 million under the Revolving Credit Facility. The Company incurred approximately $0.6 million of interest expense related to the Term Loan during the First Quarter, including the impact of the related interest rate swap. The Company incurred approximately $0.6 million of interest expense related to the Revolving Credit Facility during the First Quarter. The Company was in compliance with all covenants in the Term Loan and Revolving Credit Facility as of April 4, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition and results of operations of Fossil Group, Inc. and its subsidiaries for the thirteen week period ended April 4, 2015 (the “First Quarter”) as compared to the fourteen week period ended April 5, 2014 (the “Prior Year Quarter”). The Company’s fiscal year periodically results in a 53-week year instead of a normal 52-week year. The prior fiscal year, ended January 3, 2015, was a 53-week year, with the additional week included in the first quarter. Accordingly, the information presented herein includes thirteen weeks of operations for the First Quarter as compared to fourteen weeks in the Prior Year Quarter. This discussion should be read in conjunction with the condensed consolidated financial statements and the related notes thereto.

General

We are a global design, marketing and distribution company that specializes in consumer fashion accessories. Our principal offerings include an extensive line of men’s and women’s fashion watches and jewelry, handbags, small leather goods, belts, sunglasses, soft accessories and select apparel. In the watch and jewelry product categories, we have a diverse portfolio of globally recognized owned and licensed brand names under which our products are marketed. Our products are distributed globally through various distribution channels, including wholesale in countries where we have a physical presence, direct to the consumer through our retail stores and commercial websites and through third party distributors in countries where we do not maintain a physical presence. Our products are offered at varying price points to meet the needs of our customers, whether they are value conscious or luxury oriented. Based on our extensive range of accessory products, brands, distribution channels and price points, we are able to target style conscious consumers across a wide age spectrum on a global basis.

Domestically, we sell our products through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, Company-owned retail and outlet stores, mass market stores, and through our FOSSIL® website. Our wholesale customer base includes, among others, Dillard’s, JCPenney, Kohl’s, Macy’s, Neiman Marcus, Nordstrom, Saks Fifth Avenue, Target and Wal-Mart. In the United States, our network of Company-owned stores included 120 retail stores located in premier retail sites and 132 outlet stores located in major outlet malls as of April 4, 2015. In addition, we offer an extensive collection of our FOSSIL brand products on our website, www.fossil.com, as well as proprietary and licensed watch and jewelry brands through other managed and affiliate websites.

Internationally, our products are sold to department stores, specialty retail stores and specialty watch and jewelry stores in approximately 150 countries worldwide through 26 Company-owned foreign sales subsidiaries and through a network of approximately 75 independent distributors. Our products are offered on airlines and cruise ships and in international Company-owned retail stores. Internationally, our network of Company-owned stores included 244 retail stores and 118 outlet stores in select international markets as of April 4, 2015. Our products are also sold through licensed and franchised FOSSIL retail stores, retail concessions operated by us and kiosks in certain international markets, as well as our websites in certain countries.

Our business is subject to economic cycles and consumer spending conditions. Purchases of discretionary fashion accessories, such as our watches, handbags, jewelry and other products, tend to decline during recessionary periods when disposable income is lower and consumers are hesitant to use available credit. If economic conditions worsen, or if the global or regional economies slip back into a recession, our revenues and earnings could be negatively impacted.

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

For a more complete discussion of the risks facing our business, see “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 3, 2015.

Results of Operations

Executive Summary. During the First Quarter, net sales decreased 7% (increased 5% in constant currency and comparable calendar), as compared to the Prior Year Quarter which included an extra week as fiscal 2014 was a 53-week year compared to a 52-week year for fiscal 2015. In the following discussion, certain amounts are presented on a comparable calendar basis by removing an estimated week of activity from the Prior Year Quarter. On a constant currency and comparable calendar basis, we experienced growth across each of our regions and continued to expand our international presence, with particular strength in Europe. During the First Quarter, sales of our FOSSIL branded products decreased 7% (increased 6% constant currency and comparable calendar), and our SKAGEN® branded products increased 7% (24% in constant currency and comparable calendar), while our multi-brand global watch portfolio decreased 8% (increased 3% in constant currency and comparable calendar). During the First Quarter, FOSSIL brand sales expanded across all regions with strong growth in both watches and leathers and a slight decrease in jewelry products on a constant currency and comparable calendar basis, as compared to the Prior Year Quarter. SKAGEN brand sales accelerated during the First Quarter with double-digit growth across each region led by watches on a constant currency and comparable calendar basis. We are also seeing positive responses to both our newer SKAGEN leather and jewelry lines. During the First Quarter, Europe led the growth in our multi-brand global watch portfolio, excluding currency and calendar impacts and we believe our international markets represent an opportunity to gain market share and benefit from global category growth. Global comparable store sales increased 1.8% in our owned retail stores normalized for the 53-week calendar. Positive comparable store sales results in the Americas and Europe were partially offset by a decline in Asia. From a product category perspective, comparable sales gains in leathers and watches were partially offset by a decline in jewelry.

During the First Quarter, gross profit decreased and the gross margin rate contracted as compared to the Prior Year Quarter primarily driven by changes in foreign currencies. The favorable impact of regional distribution mix given the growth in international markets and our initial fiscal 2014 price initiatives offset the impact of continued outlet promotions as we adjusted our strategy late in fiscal year 2014 primarily related to Watch Station outlets in the U.S. Our operating margin contracted during the First Quarter primarily as a result of the planned higher operating expense rate including restructuring charges and the unfavorable impact of currencies.

During the First Quarter, we invested $114.5 million to repurchase 1.3 million shares of our common stock. Our financial performance including the unfavorable impacts of currencies and restructuring charges combined with our repurchase activity resulted in earnings of $0.75 per diluted share.

Quarterly Periods Ended April 4, 2015 and April 5, 2014

Consolidated Net Sales. Net sales decreased $51.5 million or 6.6% (increased 5% in constant currency and comparable calendar), for the First Quarter as compared to the Prior Year Quarter, which included an extra week as fiscal 2014 was a 53-week year compared to a 52-week year for fiscal 2015. Global watch sales decreased $49.5 million or 8.2% (increased 3% in constant currency and comparable calendar). Our jewelry product category contributed favorably to the First Quarter net sales, increasing $6.5 million or 11.4% (30% in constant currency and comparable calendar), as a result of a strong performance in licensed jewelry, partially offset by a decrease in FOSSIL branded products. Our leathers category declined $6.8 million or 6.8% (increased 4% in constant currency and comparable calendar), during the First Quarter as compared to the Prior Year Quarter. Net sales information by product category is summarized as follows (dollars in millions):

	For the 13 Weeks Ended		For the 14 Weeks Ended
	April 4, 2015		April 5, 2014		Growth (Decline)
		Percentage		Percentage
	Net Sales	of Total	Net Sales	of Total	Dollars	Percentage

Watches	$551.9	76.1%	$601.4	77.5%	$(49.5)	(8.2)%
Leathers	92.9	12.8	99.7	12.8	(6.8)	(6.8)
Jewelry	63.0	8.7	56.5	7.3	6.5	11.5
Other	17.3	2.4	18.9	2.4	(1.6)	(8.5)
Total	$725.1	100.0%	$776.5	100.0%	$(51.4)	(6.6)%

As a multinational enterprise, we are exposed to changes in foreign currency exchange rates. The translation of the operations of our foreign-based entities from their local currencies into U.S. dollars is sensitive to changes in foreign currency exchange rates. In general, our overall financial results are affected positively by a weaker U.S. dollar and are affected negatively by a stronger U.S. dollar as compared to the foreign currencies in which we conduct our business. In the First Quarter, the translation of foreign-based net sales into U.S. dollars decreased reported net sales by approximately $45.2 million, including unfavorable impacts of $33.7 million, $7.3 million and $4.2 million in our Europe, Asia and Americas segments, respectively.

The following table sets forth consolidated net sales by segment (dollars in millions):

	For the 13 Weeks Ended		For the 14 Weeks Ended
	April 4, 2015		April 5, 2014		Growth (Decline)
	Amounts	Percentage of Total	Amounts	Percentage of Total	Dollars	Percentage

Americas	$366.6	50.6%	$382.6	49.3%	$(16.0)	(4.2)%
Europe	234.3	32.3	260.4	33.5	(26.1)	(10.0)
Asia	124.2	17.1	133.5	17.2	(9.3)	(7.0)
Total net sales	$725.1	100.0%	$776.5	100.0%	$(51.4)	(6.6)%

Americas Net Sales. Americas net sales decreased $16.0 million or 4.2% (increased 3% in constant currency and comparable calendar), during the First Quarter in comparison to the Prior Year Quarter. The sales increase on a constant currency and comparable calendar basis was mainly driven by our retail channel. Comparable store sales increased modestly in our owned retail stores (normalized for the 53-week calendar) with conversion improving due to compelling promotions in the outlet channel. Wholesale sales increased slightly as international increases offset declines in off-price sales and U.S. department store sell-in on a constant currency and comparable calendar basis. During the First Quarter, our jewelry category increased $8.2 million or 48.6% (60% in constant currency and comparable calendar), while our multi-brand watch portfolio decreased $21.0 million or 7.2% (roughly flat in constant currency and comparable calendar), and our leather category decreased $2.8 million or 4.4% (increased 2% in constant currency and comparable calendar). During the First Quarter, the Americas region continued to benefit from the launch of Tory Burch® watches in the back half of fiscal 2014.

Europe Net Sales. Europe net sales decreased $26.1 million or 10.0% (increased 9% in constant currency and comparable calendar) with Germany, France and the United Kingdom delivering the strongest performances. From a product category perspective, sales performance was led by (i) a $19.4 million or 10.1% decrease (9% increase in constant currency and comparable calendar), in our multi-brand watch portfolio, (ii) a $1.6 million or 4.2% decrease (18% increase in constant currency and comparable calendar), in jewelry and (iii) a $4.2 million or 18.7% decrease (3% increase in constant currency and comparable calendar), in leather products, during the First Quarter as compared to the Prior Year Quarter. Comparable store sales increased modestly in our owned retail stores (normalized for the 53-week calendar) with the strongest performance in the outlet channel and the full-price accessory stores also contributing to the increase.

Asia Net Sales. Net sales in Asia decreased $9.3 million or 7.0% (increased 4% in constant currency and comparable calendar). Excluding the currency and calendar impacts, increases in India, Japan and Australia were partially offset by decreases in other markets, including South Korea where the business remains challenging and our distributor business decreased. Our watch and jewelry categories decreased $9.1 million or 7.9% (increased 3% in constant currency and comparable calendar) and $0.2 million or 7.8% (increased 3% in constant currency and comparable calendar), respectively, while our leathers business increased $0.2 million or 1.5% (18% in constant currency and comparable calendar) during the First Quarter as compared to the Prior Year Quarter. Comparable store sales in the region decreased modestly in our owned retail stores (normalized for the 53-week calendar) with the strongest performance in the outlet channel. Comparable concession sales decreased modestly in the region during the First Quarter. The following table sets forth the number of stores by concept on the dates indicated below:

Constant Currency and Comparable Calendar Financial Information. The following table presents our business segment and product net sales on a constant currency and comparable calendar basis.  To calculate net sales on a constant currency basis, net sales for the First Quarter for entities reporting in currencies other than the U.S. dollar are translated into U.S. dollars at the average rates during the Prior Year Quarter.  To calculate net sales on a comparable calendar basis, we have estimated the impact on net sales of the extra week in the Prior Year Quarter.

Our presentations of net sales on a constant currency and comparable calendar basis are non-GAAP financial measures.  We present net sales on a constant currency and comparable calendar basis because we believe that such information is useful to certain investors as a measure of our results of operations year-over-year without the effects of foreign currency fluctuations and the extra week in the Prior Year Quarter.

	Net Sales For the 13 Weeks Ended April 4, 2015			Net Sales For the 14 Weeks Ended April 5, 2014
(in millions)	As Reported	Impact of Foreign Currency Exchange Rates	Constant Currency	As Reported	Estimated Impact of Extra Week	Estimated Comparable Calendar
Segment:
Americas	$366.6	$(4.2)	$370.8	$382.6	$(21.8)	$360.8
Europe	234.3	(33.7)	268.0	260.4	(15.1)	245.3
Asia	124.2	(7.3)	131.5	133.5	(7.7)	125.8
Total net sales	$725.1	$(45.2)	$770.3	$776.5	$(44.6)	$731.9

	Net Sales For the 13 Weeks Ended April 4, 2015			Net Sales For the 14 Weeks Ended April 5, 2014
(in millions)	As Reported	Impact of Foreign Currency Exchange Rates	Constant Currency	As Reported	Estimated Impact of Extra Week	Estimated Comparable Calendar
Product Sales:
Watches	$551.9	$(33.0)	$584.9	$601.4	$(34.5)	$566.9
Leathers	92.9	(4.9)	97.8	99.7	(5.8)	93.9
Jewelry	63.0	(6.2)	69.2	56.5	(3.2)	53.3
Other	17.3	(1.1)	18.4	18.9	(1.1)	17.8
Total net sales	$725.1	$(45.2)	$770.3	$776.5	$(44.6)	$731.9

The following table sets forth the number of stores by concept on the dates indicated below:

	Apri l 4, 2015				Apri l 5, 2014
	Americas	Europe	Asia	Total	Americas	Europe	Asia	Total
Full price accessory	119	124	60	303	111	111	49	271
Outlets	144	64	42	250	127	47	35	209
Clothing	27	2	0	29	30	2	0	32
Full priced multi-brand	4	6	22	32	6	6	18	30
Total stores	294	196	124	614	274	166	102	542

During the First Quarter, we opened five new stores and closed eight stores. In addition, we acquired 24 new stores as a result of the Fossil Accessories South Africa Pty, Ltd. acquisition. For fiscal year 2015, we anticipate opening approximately 42 additional retail stores and closing approximately 23 retail stores globally.

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

Gross Profit. Gross profit decreased by 9.6% to $400.7 million in the First Quarter compared to $443.2 million in the Prior Year Quarter as a result of decreased sales and gross profit margin contraction. Gross profit margin decreased 180 basis points to 55.3% in the First Quarter compared to 57.1% in the Prior Year Quarter primarily driven by changes in foreign currencies. The favorable impact of regional distribution mix given the growth in international markets and our initial fiscal 2014 price initiatives offset the impact of continued outlet promotions as we adjusted our strategy late in fiscal year 2014 primarily related to Watch Station outlets in the U.S.

Operating Expenses. Total operating expenses in the First Quarter increased by $6.0 million and, as a percentage of net sales, increased to 47.5% as compared to 43.6% in the Prior Year Quarter. The translation of foreign-denominated expenses in the First Quarter decreased operating expenses by approximately $24.0 million as a result of the stronger U.S. dollar. Operating expense increases were primarily due to the impact of restructuring costs of $12.1 million, corporate marketing and brand building expenses and the impact of the fiscal 2014 store and international infrastructure additions, partially offset by the impact of foreign currency changes, the extra week included in the Prior Year Quarter and a reduction in corporate back office expenses.

Consolidated Operating Income. Operating income decreased by $48.5 million, or 46.4%, in the First Quarter compared to the Prior Year Quarter as the impact of the comparable sales increase on a constant currency and comparable calendar basis was more than offset by the unfavorable impact of currencies, restructuring charges and planned higher operating expenses including marketing and brand building expenses, as well as the impact of the fiscal 2014 store and international infrastructure additions.  As a percentage of net sales, operating margin decreased to 7.7% in the First Quarter compared to 13.5% of net sales in the Prior Year Quarter, primarily as a result of unfavorable changes in foreign currencies and the planned higher operating expense rate.

Sales and gross margins were negatively impacted by currencies in all regional segments. On a constant currency and comparable calendar basis, sales grew in each regional segment and gross margins expanded modestly in Europe and Asia with a slight contraction in the Americas due to promotions and growth in the outlet stores. Operating expenses deleveraged in all regions due to planned higher operating expenses which included store investments made in fiscal 2014 and increased marketing in all regions.  In addition, the Americas increased expenses were driven by restructuring activities largely related to store closures while Europe and Asia expenses included infrastructure investments incurred late in fiscal 2014.

During the First Quarter, operating income was approximately $15.7 million lower due to the translation of foreign-based sales and expenses into U.S. dollars. Operating income by segment is summarized as follows (dollars in millions):

	For the 13	For the 14
	Weeks Ended	Weeks Ended	Growth (Decline)		Operating Margin %
	April 4, 2015	April 5, 2014	Dollars	Percentage	2015	2014

Americas	$76.8	$99.1	$(22.3)	(22.5)%	20.9%	25.9%
Europe	33.3	52.5	(19.2)	(36.6)	14.2	20.2
Asia	24.3	30.9	(6.6)	(21.4)	19.6	23.1
Corporate	(78.2)	(77.8)	(0.4)	(0.5)
Total operating income	$56.2	$104.7	$(48.5)	(46.3)%	7.7%	13.5%

Interest Expense. Interest expense increased by $0.5 million during the First Quarter as a result of increased debt levels in comparison to the Prior Year Quarter.

Other Income (Expense)-Net. During the First Quarter, other income (expense)-net increased by $7.5 million to $7.2 million in comparison to the Prior Year Quarter. This increase was primarily driven by net foreign currency gains resulting from mark-to-market hedging and other transactional activities as compared to net losses in the Prior Year Quarter.

Provision for Income Taxes. Income tax expense for the First Quarter was $18.5 million, resulting in an effective income tax rate of 31.3%. For the Prior Year Quarter, income tax expense was $31.5 million, resulting in an effective income tax rate of 31.3%. The lower structural rate in the First Quarter was offset by unfavorable discrete items applied to a lower income base, resulting in the effective tax rate being the same as the effective tax rate in the Prior Year Quarter.

Net Income Attributable to Fossil Group, Inc. First Quarter net income attributable to Fossil Group, Inc. decreased by 42.6% to $38.1 million, or $0.75 per diluted share, in comparison to $66.3 million, or $1.22 per diluted share, in the Prior Year Quarter. The decrease in diluted earnings per share resulted from decreased operating income, partially offset by a reduction in average shares outstanding.

Liquidity and Capital Resources

Historically, our business operations have not required substantial cash during the first several months of our fiscal year. Generally, starting in the third quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our quarterly cash requirements are also impacted by the number of new stores we open, other capital expenditures and strategic investments such as acquisitions and stock repurchases. Our cash and cash equivalents balance at the end of the First Quarter was $236.8 million, including $220.8 million held in banks outside the U.S., in comparison to cash and cash equivalents of $303.4 million at the end of the Prior Year Quarter and $276.3 million at the end of fiscal year 2014. We believe cash from operating activities as well as amounts available under our U.S. credit facilities are sufficient to meet our cash needs in the U.S. for the next 12 months.

For the First Quarter, we generated operating cash flow of $85.0 million. This operating cash flow combined with cash on hand and $14.8 million in net borrowings on our credit facilities was utilized to fund $116.0 million of common stock repurchases and $16.9 million of capital expenditures. Cash flows provided by operations were largely attributable to a $158.6 million decrease in accounts receivable and $40.6 million in net income, partially offset by a net increase of $141.9 million in other working capital items.

Accounts receivable, net of allowances, decreased by 8.3% to $266.1 million at the end of the First Quarter compared to $290.1 million at the end of the Prior Year Quarter, primarily as a result of increased collection efforts. Days sales outstanding for our wholesale businesses for the First Quarter decreased to 43 days, compared to 47 days in the Prior Year Quarter.

Inventory at the end of the First Quarter was $630.6 million, representing an increase of 4.6% from the Prior Year Quarter inventory balance of $601.9 million.

The following tables reflect our common stock repurchase activity under our repurchase programs for the periods indicated (in millions):

				For the 13 Weeks Ended		For the 14 Weeks Ended
				April 4, 2015		April 5, 2014
Fiscal Year Authorized	Dollar Value Authorized	Termination Date		Number of Shares Repurchased	Dollar Value Repurchased	Number of Shares Repurchased	Dollar Value Repurchased
2014	$1,000.0	December 2018		1.0	$85.7	0.0	$0.0
2012	$1,000.0	December 2016	(1)	0.3	$28.8	1.0	$117.3
2010	$30.0	None		0.0	$0.0	0.0	$0.0

(1)         In the First Quarter, we completed this repurchase plan.

We effectively retired 1.3 million shares of common stock repurchased under our repurchase plans during the First Quarter. We account for the retirements by allocating the repurchase price, which is based upon the equity contribution associated with historical issuances, to common stock, additional paid-in capital and retained earnings. The effective retirement of common stock repurchased during the First Quarter decreased common stock by approximately $13,000, additional paid-in capital by $0.4 million, retained earnings by $114.1 million and treasury stock by $114.5 million. We effectively retired 1.0 million shares of our common stock during the Prior Year Quarter that was repurchased under our repurchase programs. The effective retirement of common stock repurchased during the Prior Year Quarter decreased common stock by approximately $10,000, additional paid-in capital by $0.8 million, retained earnings by $116.5 million and treasury stock by $117.3 million. At January 3, 2015 and April 4, 2015, all treasury stock had been effectively retired. As of April 4, 2015, we had a total of $944.2 million of repurchase authorizations remaining under our combined repurchase programs.

At the end of the First Quarter, we had working capital of $961.8 million compared to working capital of $976.1 million at the end of the Prior Year Quarter. Additionally, at the end of the First Quarter, we had approximately $18.5 million of short-term borrowings and $626.4 million in long-term debt.

On March 9, 2015, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for (i) revolving credit loans in the amount of $1.05 billion (the “Revolving Credit Facility”), with an up to $20.0 million subfacility for swingline loans (the “Swingline Loan”), and an up to $10.0 million subfacility for letters of credit, and (ii) a term loan in the amount of $231.3 million (the “Term Loan”). The Credit Agreement expires and is due and payable on May 17, 2018. The Credit Agreement amends and restates that certain credit agreement, dated as of May 17, 2013, as amended (the “Prior Credit Agreement”).

Our obligations under the Credit Agreement are unsecured, and none of our subsidiaries are guarantors of our obligations under the Credit Agreement. Upon the occurrence of both (a) the Moody’s Investor Service, Inc. rating of us falling below Ba1 and (b) the Standard & Poor’s Financial Services LLC rating of us falling below BB+, our obligations under the Credit Agreement will be required to be guaranteed by all of our direct and indirect material domestic subsidiaries, as provided in a subsidiary guaranty agreement, and secured by 65% of the total outstanding voting capital stock and 100% of the non-voting capital stock of our material first-tier foreign subsidiaries, pursuant to a pledge agreement. The Credit Agreement may be used (a) to refinance the indebtedness under the Prior Agreement (as defined below), (b) to finance the acquisition of capital assets, (c) for ongoing working capital and other general corporate purposes, and (d) to repurchase our capital stock to the extent permitted under the Credit Agreement.

Amounts outstanding under the Revolving Credit Facility and the Term Loan under the Credit Agreement bear interest, at our option, at (i) the base rate (defined as the highest of (a) the prime rate publicly announced by Wells Fargo, (b) the federal funds rate plus 0.5%, and (c) LIBOR for an interest period of one month plus 1.0%) plus the base rate applicable margin (which varies, based upon our consolidated total leverage ratio, from 0.25%, if the consolidated total leverage ratio is less than 1.00 to 1.00, to 1.00%, if the consolidated total leverage ratio is greater than or equal to 2.00 to 1.00) or (ii) the LIBOR rate (defined as the quotient obtained by dividing (a) LIBOR by (b) 1.00 minus the Eurodollar reserve percentage) plus the LIBOR rate applicable margin (which varies, based upon the consolidated total leverage ratio, from 1.25%, if the consolidated total leverage ratio is less than 1.00 to 1.00, to 2.00%, if the consolidated total leverage ratio is greater than or equal to 2.00 to 1.00). Amounts outstanding under the Swingline Loan under the Credit Agreement or upon any drawing under a letter of credit bear interest at the base rate plus the applicable margin. Interest based upon the base rate is payable quarterly in arrears. Interest based upon the LIBOR rate is payable on the last day of the applicable interest period.

Financial covenants in the Credit Agreement require us to maintain (i) a consolidated total leverage ratio no greater than 2.50 to 1.00, and (ii) a consolidated interest coverage ratio no less than 3.50 to 1.00.

During the First Quarter, we made net principal payments of $3.1 million under the current Term Loan and term loan under the Prior Credit Agreement. Additionally, we had net borrowings of $18.0 million under the current Revolving Credit Facility and revolving credit loans under the Prior Credit Agreement at an average annual interest rate of 1.44%. As of April 4, 2015, we had $228.1 million and $407.0 million outstanding under the Term Loan and the Revolving Credit Facility, respectively. In addition, we had $0.9 million of outstanding standby letters of credit at April 4, 2015. Amounts available under the Revolving Credit Facility are reduced by any amounts outstanding under standby letters of credit. As of April 4, 2015, we had $642.1 million available for borrowing under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility were mainly used to fund common stock repurchases, capital expenditures and normal operating expenses.

At April 4, 2015, we were in compliance with all debt covenants related to all of our credit facilities.

For fiscal year 2015, we expect total capital expenditures to be approximately $110 million to $120 million. These capital expenditures will be primarily related to global retail store expansion and renovation and investment in technological infrastructure. We believe that cash flows from operations combined with existing cash on hand and amounts available under the Revolving Credit Facility will be sufficient to fund our working capital needs, common stock repurchases and planned capital expenditures for the next twelve months.

Contractual Obligations

As of April 4, 2015, there were no material changes to our contractual obligations set forth in our Annual Report on Form 10-K for the fiscal year ended January 3, 2015.

Off Balance Sheet Arrangements

As of April 4, 2015, there were no material changes to our off balance sheet arrangements as set forth in commitments and contingencies in our Annual Report on Form 10-K for the fiscal year ended January 3, 2015.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods reported. On an on-going basis, we evaluate our estimates and judgments, including those related to product returns, bad debt, inventories, long-lived asset impairment, impairment of goodwill and trade names, income taxes, warranty costs, hedge accounting, litigation reserves and stock-based compensation. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Our estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no changes to the critical accounting policies disclosed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2015.

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

In addition to the factors listed above, our actual results may differ materially due to the other risks and uncertainties discussed in this Quarterly Report on Form 10-Q and the risks and uncertainties set forth in our Annual Report on Form 10-K for the fiscal year ended January 3, 2015. Accordingly, readers of this Quarterly Report on Form 10-Q should consider these facts in evaluating the information and are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rate Risk

As a multinational enterprise, we are exposed to changes in foreign currency exchange rates. Our most significant foreign currency risk relates to the euro, and to a lesser extent, the British pound, Canadian dollar, Japanese yen, Mexican peso and Australian dollar as compared to the U.S. dollar. Due to our vertical nature whereby a significant portion of goods are sourced from our owned facilities, the foreign currency risks relate primarily to the necessary current settlement of intercompany inventory transactions. We employ a variety of operating practices to manage these market risks relative to foreign currency exchange rate changes and, where deemed appropriate, utilize foreign exchange forward contracts. These operating practices include, among others, our ability to convert foreign currency into U.S. dollars at spot rates and to maintain U.S. dollar pricing relative to sales of our products to certain distributors located outside the U.S. The use of foreign exchange forward contracts allows us to offset exposure to rate fluctuations because the gains or losses incurred on the derivative instruments will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. We use derivative instruments only for risk management purposes and do not use them for speculation or for trading. There were no significant changes in how we managed foreign currency transactional exposure in the First Quarter, and management does not anticipate any significant changes in such exposures or in the strategies we employ to manage such exposure in the near future.

The following table shows our outstanding forward contracts at April 4, 2015 and their expiration dates (in millions):

Functional Currency		Contract Currency
Type	Amount	Type	Amount	Expiration Date
Euro	174.1	U.S. dollar	217.6	August 2016
British pound	27.5	U.S. dollar	43.5	September 2016
Canadian dollar	40.1	U.S. dollar	34.3	September 2016
Japanese yen	2,935.0	U.S. dollar	26.4	September 2016
Mexican peso	173.3	U.S. dollar	12.0	December 2015
Australian dollar	14.2	U.S. dollar	11.5	December 2015

If we were to settle our euro, British pound, Canadian dollar, Japanese yen, Mexican peso, and Australian dollar based forward contracts as of April 4, 2015, the net result would have been a net gain of approximately $21.9 million, net of taxes. As of April 4, 2015, a 10% unfavorable change in the U.S. dollar strengthening against foreign currencies to which we have balance sheet transactional exposures, would have decreased net pre-tax income by $7.3 million. The translation of the balance sheets of our foreign-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. As of April 4, 2015, a 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would have reduced consolidated stockholders’ equity by approximately $79.2 million. In our view, these hypothetical changes resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position, results of operations or cash flows.

Interest Rate Risk

We are subject to interest rate volatility with regard to existing and future debt borrowings. Effective July 26, 2013, we entered into an interest rate swap agreement with a term of approximately five years to manage our exposure to interest rate fluctuations on our Term Loan. Additionally, on March 20, 2015, we entered into an additional interest rate swap agreement with a term of approximately 10 years to manage our exposure to interest rate fluctuations on forecasted future debt issuances. We will continue to evaluate our interest rate exposure and the use of interest rate swaps in future periods to mitigate our risk associated with adverse fluctuations in interest rates.

Based on our variable-rate debt outstanding as of April 4, 2015, excluding our $228.1 million Term Loan debt hedged with an interest rate swap agreement, a 100 basis point increase in interest rates would increase annual interest expense by approximately $4.1 million.

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

Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of April 4, 2015.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows our common stock repurchases based on settlement date for the Fiscal Quarter:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total	Average	Total Number of Shares	Approximate Dollar
	Number	Price	Purchased as Part	Value of Shares that
	of Shares	Paid per	of Publically	May Yet Be Purchased
Period	Purchased (1)	Share	Announced Programs	Under the Programs (2)
January 4, 2015 - January 31, 2015	253,128	$102.76	252,786	$1,032,808,893
February 1, 2015 - February 28, 2015	140,667	$98.74	140,667	$1,018,919,505
March 1, 2015 - April 4, 2015	910,653	$82.85	900,944	$944,246,690
Total	1,304,448		1,294,397

(1)                  During the First Quarter, 10,051 shares of common stock were acquired from grantees in connection with income tax withholding obligations arising from vesting of restricted stock grants. These shares were not part of our publicly announced program to repurchase shares of common stock.

(2)                  On August 10, 2010, we announced a common stock repurchase program pursuant to which up to $30 million could be used to repurchase outstanding shares of our common stock. The $30 million repurchase program has no termination date. In December 2012, we announced a common stock repurchase program pursuant to which up to $1.0 billion could be used to repurchase outstanding shares of our common stock. The $1.0 billion repurchase program was completed during the First Quarter. In November 2014, we announced an additional common stock repurchase program pursuant to which up an additional $1.0 billion could be used to repurchase outstanding shares of our common stock. The second $1.0 billion repurchase program has a termination date of December 2018. During the First Quarter, approximately 1.3 million shares of our common stock were repurchased pursuant to the $1.0 billion repurchase plans at a cost of $114.5 million. As of April 4, 2015, we had $944.2 million of repurchase authorizations remaining under the second $1.0 billion repurchase plan.

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

3.3	Fourth Amended and Restated Bylaws of Fossil Group, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on May 28, 2013).

3.4	Amendment No. 1 to Fourth Amended and Restated Bylaws of Fossil Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 20, 2014).

10.1(1)	Amendment Number Three to the Fossil Group, Inc. 2008 Long-Term Incentive Plan.

10.2(1)	Form of Performance Restricted Stock Unit Award under the Fossil Group, Inc. 2008 Long-Term Incentive Plan.

12.1(1)	Ratio of Earnings to Fixed Charges.

31.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

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

FOSSIL GROUP, INC.

May 7, 2015	/S/ DENNIS R. SECOR
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

3.3	Fourth Amended and Restated Bylaws of Fossil Group, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on May 28, 2013).

3.4	Amendment No. 1 to Fourth Amended and Restated Bylaws of Fossil Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 20, 2014).

10.1(1)	Amendment Number Three to the Fossil Group, Inc. 2008 Long-Term Incentive Plan.

10.2(1)	Form of Performance Restricted Stock Unit Award under the Fossil Group, Inc. 2008 Long-Term Incentive Plan.

12.1(1)	Ratio of Earnings to Fixed Charges.

31.1(1)	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1(2)	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(2)	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(1)	XBRL Instance Document.

101.SCH(1)	XBRL Taxonomy Extension Schema Document.

101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)                  Filed herewith.

(2)                 Furnished herewith.