Form 10-Q
period 2015-07-04
Fossil Group, Inc.
filed 2015-08-13
CIK 883569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 4, 2015

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

The number of shares of the registrant’s common stock outstanding as of August 6, 2015: 48,146,973

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FOSSIL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

IN THOUSANDS

	July 4,	January 3,
	2015	2015
Assets
Current assets:
Cash and cash equivalents	$249,864	$276,261
Accounts receivable - net of allowances of $61,773 and $80,047, respectively	254,517	430,498
Inventories	669,334	597,281
Deferred income tax assets-net	34,833	34,084
Prepaid expenses and other current assets	157,791	151,730
Total current assets	1,366,339	1,489,854

Property, plant and equipment - net of accumulated depreciation of $377,782 and $360,191, respectively	329,160	345,606
Goodwill	197,741	197,728
Intangible and other assets-net	166,201	174,364
Total long-term assets	693,102	717,698
Total assets	$2,059,441	$2,207,552

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$161,380	$159,267
Short-term and current portion of long-term debt	20,288	16,646
Accrued expenses:
Compensation	59,593	50,776
Royalties	21,224	54,013
Co-op advertising	17,504	28,591
Transaction taxes	15,552	35,301
Other	71,068	75,609
Income taxes payable	15,301	26,626
Total current liabilities	381,910	446,829

Long-term income taxes payable	13,540	16,610
Deferred income tax liabilities	87,395	87,860
Long-term debt	674,445	613,659
Other long-term liabilities	57,749	58,793
Total long-term liabilities	833,129	776,922

Commitments and contingencies (Note 13)

Stockholders’ equity:
Common stock, 48,291 and 50,771 shares issued and outstanding at July 4, 2015 and January 3, 2015, respectively	483	508
Additional paid-in capital	178,633	171,669
Retained earnings	698,372	822,093
Accumulated other comprehensive income (loss)	(44,542)	(16,410)
Total Fossil Group, Inc. stockholders’ equity	832,946	977,860
Noncontrolling interest	11,456	5,941
Total stockholders’ equity	844,402	983,801
Total liabilities and stockholders’ equity	$2,059,441	$2,207,552

See notes to the condensed consolidated financial statements.

FOSSIL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

UNAUDITED

IN THOUSANDS, EXCEPT PER SHARE DATA

	For the 13	For the 13	For the 26	For the 27
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	July 4, 2015	July 5, 2014	July 4, 2015	July 5, 2014
Net sales	$739,975	$773,820	$1,465,060	$1,550,365
Cost of sales	330,510	329,218	654,870	662,542
Gross profit	409,465	444,602	810,190	887,823
Operating expenses:
Selling, general and administrative expenses	332,560	359,844	665,042	698,366
Restructuring charges	6,471	0	18,559	0
Total operating expenses	339,031	359,844	683,601	698,366
Operating income	70,434	84,758	126,589	189,457
Interest expense	5,014	3,887	9,193	7,593
Other income (expense) - net	14,294	(1,097)	21,479	(1,448)
Income before income taxes	79,714	79,774	138,875	180,416
Provision for income taxes	22,894	24,875	41,417	56,355
Net income	56,820	54,899	97,458	124,061
Less: Net income attributable to noncontrolling interest	2,172	2,382	4,740	5,201
Net income attributable to Fossil Group, Inc.	$54,648	$52,517	$92,718	$118,860
Other comprehensive income (loss), net of taxes:
Currency translation adjustment	$5,559	$1,524	$(27,947)	$399
Derivative instruments-net change	(246)	(651)	(185)	(412)
Pension plan activity	0	(3,293)	0	(3,293)
Total other comprehensive income (loss)	5,313	(2,420)	(28,132)	(3,306)
Total comprehensive income	62,133	52,479	69,326	120,755
Less: Comprehensive income attributable to noncontrolling interest	2,172	2,382	4,740	5,201
Comprehensive income attributable to Fossil Group, Inc.	$59,961	$50,097	$64,586	$115,554
Earnings per share:
Basic	$1.12	$0.98	$1.87	$2.21
Diluted	$1.12	$0.98	$1.87	$2.20
Weighted average common shares outstanding:
Basic	48,634	53,494	49,464	53,821
Diluted	48,744	53,678	49,615	54,028

See notes to the condensed consolidated financial statements.

FOSSIL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

IN THOUSANDS

	For the 26	For the 27
	Weeks Ended	Weeks Ended
	July 4, 2015	July 5, 2014
Operating Activities:
Net income	$97,458	$124,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	43,650	48,978
Stock-based compensation	9,276	9,637
Decrease in allowance for returns-net of inventory in transit	(8,438)	(3,685)
Loss on disposal of assets	2,519	423
Impairment losses	6,602	5,501
Decrease in allowance for doubtful accounts	(2,006)	(887)
Excess tax benefits from stock-based compensation	(170)	(950)
Deferred income taxes and other	6,804	(973)

Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	183,993	158,595
Inventories	(91,020)	(95,426)
Prepaid expenses and other current assets	(19,666)	(36,280)
Accounts payable	(1,040)	9,377
Accrued expenses	(50,563)	(60,033)
Income taxes payable	(14,898)	(2,842)
Net cash provided by operating activities	162,501	155,496

Investing Activities:
Additions to property, plant and equipment	(32,464)	(43,440)
Increase in intangible and other assets	(1,400)	(6,598)
Skagen Designs arbitration settlement	5,968	0
Business acquisitions-net of cash acquired	(4,820)	0
Net investment hedge settlement	0	410
Net cash used in investing activities	(32,716)	(49,628)

Financing Activities:
Acquisition of common stock	(218,659)	(187,158)
Distribution of noncontrolling interest earnings and other	(5,056)	(5,392)
Excess tax benefits from stock-based compensation	170	950
Debt borrowings	1,482,165	401,800
Debt payments	(1,419,161)	(363,694)
Proceeds from exercise of stock options	582	1,508
Net cash used in financing activities	(159,959)	(151,986)

Effect of exchange rate changes on cash and cash equivalents	3,777	(1,719)

Net decrease in cash and cash equivalents	(26,397)	(47,837)
Cash and cash equivalents:
Beginning of period	276,261	320,479
End of period	$249,864	$272,642

See notes to the condensed consolidated financial statements.

FOSSIL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1. FINANCIAL STATEMENT POLICIES

Basis of Presentation. The condensed consolidated financial statements include the accounts of Fossil Group, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”).

The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of July 4, 2015, and the results of operations for the thirteen-week periods ended July 4, 2015 (“Second Quarter”) and July 5, 2014 (“Prior Year Quarter”), respectively, and the twenty-six week period ended July 4, 2015 (“Year To Date Period”) and the twenty-seven week period ended July 5, 2014 (“Prior Year YTD Period”).  All adjustments are of a normal, recurring nature.  The Company’s fiscal year periodically results in a 53-week year instead of a normal 52-week year. The prior fiscal year ended January 3, 2015 was a 53-week year, with the additional week included in the first quarter of the fiscal year. Accordingly, the information presented herein includes twenty-six weeks of operations for the Year To Date Period as compared to twenty-seven weeks included in the Prior Year YTD Period.

Effective during the first quarter of the current fiscal year, the Company made changes to the presentation of its reportable segments to reflect changes in the way its chief operating decision maker evaluates the performance of its operations, develops strategy and allocates capital resources. The Company has realigned its operating structure. Strategic and brand directions are set centrally and regional management is now fully empowered and responsible to drive those strategies and brand directions across all brands and channels within their regions. As part of the new operating structure, the regional teams manage both the wholesale and retail businesses within their regions whereas previously the retail business was managed globally. Additionally, with the implementation of new reporting systems, the Company has the ability to extract discrete financial information that aligns with its operating structure and is consistent with how management now evaluates the business performance. The Company’s reportable segments now consist of the following: (i) Americas, (ii) Europe and (iii) Asia. Prior to the Company’s first quarter fiscal 2015 Form 10-Q, as reported in the 2014 Form 10-K (as defined below), the Company’s reportable segments consisted of the following: (i) North America wholesale, (ii) Europe wholesale, (iii) Asia Pacific wholesale and (iv) Direct to consumer.

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

(4)         Certain corporate costs are not allocated to the various segments because they are managed at the corporate level for internal purposes. Prior to the change in reporting segments, these expenses included, and after the change in reporting segments, continue to include, general corporate expenses, including certain administrative, legal, accounting, technology support costs, equity compensation costs and payroll costs attributable to executive management. Additionally, certain brand management, product development, art, creative/product design, marketing and back office supply chain expenses which were previously included in North America wholesale, Europe wholesale, Asia Pacific wholesale and Direct to consumer segments prior to the change in reporting segments are now reported in corporate. Conversely, certain back office costs reported in corporate prior to the change in reporting segments are now included in the various reporting segments in which they are now managed.

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

Hedging Instruments. The Company is exposed to certain market risks relating to foreign exchange rates and interest rates. The Company actively monitors and attempts to manage these exposures using derivative instruments including foreign currency forward contracts and interest rate swaps. The Company’s foreign subsidiaries periodically enter into foreign exchange forward contracts to hedge the future payment of intercompany inventory transactions denominated in U.S. dollars. If the Company was to settle its euro, British pound, Canadian dollar, Japanese yen, Australian dollar and Mexican peso forward contracts as of July 4, 2015, the net result would have been a net gain of approximately $14.6 million, net of taxes. To help protect against adverse existing and forecasted fluctuations in interest rates, the Company has entered into interest rate swap agreements to effectively convert portions of its existing and forecasted variable rate debt obligations to fixed rates. To reduce exposure to changes in currency exchange rates adversely affecting the Company’s investment in a euro-denominated subsidiary, the Company entered into a forward contract designated as a net investment hedge that was settled during the Prior Year Quarter. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. See “Note 10—Derivatives and Risk Management” for additional disclosures about the Company’s use of derivatives.

Operating expenses. Operating expenses include selling, general and administrative expenses (“SG&A”) and restructuring charges. SG&A expenses include selling and distribution expenses primarily consisting of sales and distribution labor costs, sales distribution center and warehouse facility costs, depreciation expense related to sales distribution and warehouse facilities, the four-wall operating costs of the Company’s retail stores, point-of-sale expenses, advertising expenses and art, design and product development labor costs. SG&A also includes general and administrative expenses primarily consisting of administrative support labor and “back office” or support costs such as treasury, legal, information services, accounting, internal audit, human resources, executive management costs and costs associated with stock-based compensation. Restructuring charges include costs to reorganize, refine and optimize the Company’s infrastructure and store closures. See “Note 15—Restructuring” for additional information on the Company’s restructuring plan.

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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS (in thousands, except per share data):

	For the 13	For the 13	For the 26	For the 27
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	July 4, 2015	July 5, 2014	July 4, 2015	July 5, 2014

Numerator:
Net income attributable to Fossil Group, Inc	$54,648	$52,517	$92,718	$118,860

Denominator:
Basic EPS computation:
Basic weighted average common shares outstanding	48,634	53,494	49,464	53,821
Basic EPS	$1.12	$0.98	$1.87	$2.21

Diluted EPS computation:
Basic weighted average common shares outstanding	48,634	53,494	49,464	53,821
Effect of stock options, stock appreciation rights, restricted stock units and performance restricted stock units	110	184	151	207
Diluted weighted average common shares outstanding	48,744	53,678	49,615	54,028
Diluted EPS	$1.12	$0.98	$1.87	$2.20

Approximately 569,000, 400,000, 334,000 and 302,000 weighted average common shares issuable under stock-based awards were not included in the diluted EPS calculation at the end of the Second Quarter, Year To Date Period, Prior Year Quarter and Prior Year YTD Period, respectively, because they were antidilutive.

Recently Issued Accounting Standards. In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 affects reporting entities that measure inventory using first-in, first-out or average cost. Specifically, ASU 2015-11 requires that inventory be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for annual periods beginning after December 15, 2016, with early adoption permitted. This standard will not have a material impact on the Company’s consolidated results of operations or financial position.

In April 2015, FASB issued ASU 2015-04, Compensation—Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets (“ASU 2015-04”). ASU 2015-04 provides an entity with a fiscal year-end that does not coincide with a month-end a practical expedient that allows the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. If an entity has a significant event in an interim period that requires the remeasurement of defined benefit plan assets and obligations such as a partial settlement, ASU 2015-04 also provides a practical expedient that permits the entity to remeasure defined benefit plan assets and obligations using the month-end that is closest to the date of the significant event and adjust for any effects of the significant event not captured in the month-end measurement. If an entity applies the practical expedient and a contribution is made between the month-end date used for measurement and the entity’s fiscal year-end, the entity should disclose the amount of the contribution to allow reconciliation of the fair value of plan assets in the fair value hierarchy to the ending balance of the fair value of plan assets. ASU 2015-04 is effective for annual periods beginning after December 15, 2015 with early adoption permitted. This standard will not have a material impact on the Company’s consolidated results of operations or financial position.

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

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, FASB deferred the effective date of ASU 2014-09.  The new revenue standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and allows either a full retrospective adoption to all periods presented or a modified retrospective adoption approach with the cumulative effect of initial application of the revised guidance recognized at the date of initial application. Early adoption is permitted for periods beginning after December 15, 2016. The Company is evaluating the effect of adopting ASU 2014-09, but does not expect that adoption will have a material impact on the Company’s consolidated results of operations or financial position.

Recently Adopted Accounting Standards. In accordance with U.S. GAAP, the following provision, which had no material impact on the Company’s financial position, results of operations or cash flows, was adopted effective the first quarter of fiscal year 2015: ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

2. ACQUISITION AND GOODWILL

Fossil Accessories South Africa Acquisition. On February 1, 2015, the Company closed a share purchase agreement with S. Keren Watch Group (“SKWG”), pursuant to which the Company acquired 51% ownership in the Cape Town, South Africa-based distributor for approximately $4.8 million in cash, net of cash acquired and including working capital adjustments (the “SKWG Acquisition”). SKWG had been a distribution partner for the Company for over 23 years, representing all Fossil brands and most of the Company’s licensed brands in South Africa. Upon closing of the share purchase, SKWG was renamed Fossil Accessories South Africa Pty, Ltd. The Company recorded $4.5 million of goodwill related to the acquisition.

Goodwill is the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. The changes in the carrying amount of goodwill, which is not subject to amortization, were as follows (in thousands):

	Americas	Europe	Asia	Total
Balance at January 3, 2015	$119,438	$66,433	$11,857	$197,728
Acquisitions	0	4,487	0	4,487
Foreign currency changes	(102)	(4,413)	41	(4,474)
Balance at July 4, 2015	$119,336	$66,507	$11,898	$197,741

3. INVENTORIES

Inventories consisted of the following (in thousands):

	July 4,	January 3,
	2015	2015

Components and parts	$58,942	$48,797
Work-in-process	9,352	13,719
Finished goods	601,040	534,765
Inventories	$669,334	$597,281

4. WARRANTY LIABILITIES

The Company’s warranty liability is recorded in accrued expenses-other in the Company’s condensed consolidated balance sheets.  Warranty liability activity consisted of the following (in thousands):

	For the 26	For the 27
	Weeks Ended	Weeks Ended
	July 4, 2015	July 5, 2014
Beginning balance	$13,500	$15,658
Settlements in cash or kind	(4,019)	(5,576)
Warranties issued and adjustments to preexisting warranties (1)	4,038	5,925
Liabilities assumed in acquisition	44	0
Ending balance	$13,563	$16,007

(1) Changes in cost estimates related to preexisting warranties are aggregated with accruals for new standard warranties issued and foreign currency changes.

5. INCOME TAXES

The Company’s income tax expense and related effective rate were as follows (in thousands, except percentage data):

	For the 13	For the 13	For the 26	For the 27
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	July 4, 2015	July 5, 2014	July 4, 2015	July 5, 2014
Income tax expense	$22,894	$24,875	$41,417	$56,355
Income tax rate	28.7%	31.2%	29.8%	31.2%

The lower effective tax rates in the Second Quarter and the Year to Date Period, as compared to the Prior Year Quarter and Prior Year YTD Period, respectively, was primarily attributable to the recognition of income tax benefits due to the settlement of audits.

As of July 4, 2015, the total amount of unrecognized tax benefits, excluding interest and penalties, was $13.1 million, of which $10.3 million would favorably impact the effective tax rate in future periods, if recognized. During the Second Quarter, the U.S. Internal Revenue Service closed its examination of the Company’s 2010-2012 federal income tax returns, and the Company expects a refund of $2.2 million, which is recorded in prepaid expenses and other current assets in the Company’s condensed consolidated balance sheets. The Company is subject to examinations in various state and foreign jurisdictions for its 2007-2013 tax years, none of which the Company believes are significant, individually or in the aggregate. Tax audit outcomes and timing of tax audit settlements are subject to significant uncertainty.

The Company has classified uncertain tax positions as long-term income taxes payable, unless such amounts are expected to be paid within twelve months of the condensed consolidated balance sheet date. As of July 4, 2015, the Company had recorded $1.7 million of unrecognized tax benefits, excluding interest and penalties, for positions that are expected to be settled within the next twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes receivable/payable, respectively. The total amount of accrued income tax-related interest and penalties included in the condensed consolidated balance sheets at July 4, 2015 was $1.7 million and $0.4 million, respectively. For the Second Quarter and Year To Date Period, the Company accrued income tax-related interest expense of $0.2 million and $0.4 million, respectively.

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

During the Year To Date Period, the Company effectively retired 2.5 million shares of common stock repurchased under its repurchase programs. The effective retirement of repurchased common stock decreased common stock by approximately $25,500, additional paid-in capital by $0.6 million, retained earnings by $216.4 million and treasury stock by $217.0 million. At January 3, 2015 and July 4, 2015, all treasury stock had been effectively retired. As of July 4, 2015, the Company had $841.7 million of repurchase authorizations remaining under its combined repurchase programs.

The following tables reflect the Company’s common stock repurchase activity for the periods indicated (in millions):

			For the 13 Weeks Ended		For the 13 Weeks Ended
			July 4, 2015		July 5, 2014
Fiscal Year Authorized	Dollar Value Authorized	Termination Date	Number of Shares Repurchased	Dollar Value Repurchased	Number of Shares Repurchased	Dollar Value Repurchased
2014	$1,000.0	December 2018	1.3	$102.5	0.0	$0.0
2012	$1,000.0	December 2016 (1)	0.0	$0.0	0.6	$67.3
2010	$30.0	None	0.0	$0.0	0.0	$0.0

			For the 26 Weeks Ended		For the 27 Weeks Ended
			July 4, 2015		July 5, 2014
Fiscal Year Authorized	Dollar Value Authorized	Termination Date	Number of Shares Repurchased	Dollar Value Repurchased	Number of Shares Repurchased	Dollar Value Repurchased
2014	$1,000.0	December 2018	2.2	$188.2	0.0	$0.0
2012	$1,000.0	December 2016 (1)	0.3	$28.8	1.6	$184.6
2010	$30.0	None	0.0	$0.0	0.0	$0.0

(1) In the first quarter of fiscal year 2015, the Company completed this repurchase plan.

Controlling and Noncontrolling Interest. The following tables summarize the changes in equity attributable to controlling and noncontrolling interest (in thousands):

	Fossil Group, Inc.		Total
	Stockholders’	Noncontrolling	Stockholders’
	Equity	Interest	Equity
Balance at January 3, 2015	$977,860	$5,941	$983,801
Net income	92,718	4,740	97,458
Currency translation adjustment	(27,947)	0	(27,947)
Derivative instruments-net change	(185)	0	(185)
Common stock issued upon exercise of stock options	582	0	582
Tax expense derived from stock-based compensation	(699)	0	(699)
Distribution of noncontrolling interest earnings	0	(5,056)	(5,056)
Business acquisition	0	5,831	5,831
Acquisition of common stock	(218,659)	0	(218,659)
Stock-based compensation expense	9,276	0	9,276
Balance at July 4, 2015	$832,946	$11,456	$844,402

	Fossil Group, Inc.		Total
	Stockholders’	Noncontrolling	Stockholders’
	Equity	Interest	Equity
Balance at December 28, 2013	$1,068,677	$6,690	$1,075,367
Net income	118,860	5,201	124,061
Currency translation adjustment	399	0	399
Derivative instruments-net change	(412)	0	(412)
Common stock issued upon exercise of stock options	1,508	0	1,508
Tax benefit derived from stock-based compensation	950	0	950
Distribution of noncontrolling interest earnings and other.	0	(5,392)	(5,392)
Pension plan activity	(3,293)	0	(3,293)
Acquisition of common stock	(187,158)	0	(187,158)
Stock-based compensation expense	9,637	0	9,637
Balance at July 5, 2014	$1,009,168	$6,499	$1,015,667

7. EMPLOYEE BENEFIT PLANS

Stock-Based Compensation Plans. The following table summarizes stock options and stock appreciation rights activity during the Second Quarter:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
Stock Options and Stock Appreciation Rights	Shares	Exercise Price	Term	Value
	(in Thousands)		(in Years)	(in Thousands)

Outstanding at April 4, 2015	775	$84.93	5.8	$10,714
Granted	0
Exercised	(7)	41.30		244
Forfeited or expired	(24)	98.15
Outstanding at July 4, 2015	744	84.94	5.5	7,667
Exercisable at July 4, 2015	540	$83.20	4.8	$7,664

The aggregate intrinsic value shown in the table above is before income taxes and is based on (i) the exercise price for outstanding and exercisable options/rights at July 4, 2015 and (ii) the fair market value of the Company’s common stock on the exercise date for options/rights that were exercised during the Second Quarter.

Stock Options and Stock Appreciation Rights Outstanding and Exercisable. The following tables summarize information with respect to stock options and stock appreciation rights outstanding and exercisable at July 4, 2015:

Stock Options Outstanding				Stock Options Exercisable
			Weighted-
		Weighted-	Average		Weighted-
		Average	Remaining		Average
Range of	Number of	Exercise	Contractual	Number of	Exercise
Exercise Prices	Shares	Price	Term	Shares	Price
	(in Thousands)		(in Years)	(in Thousands)

$13.65 - $21.51	51	$15.13	3.0	51	$15.13
$30.71 - $67.10	93	36.32	3.5	93	36.32
$69.53 - $106.40	96	80.86	5.6	94	80.79
$106.89 - $131.46	165	128.10	6.2	165	128.10
Total	405	$81.56	5.0	403	$81.55

Stock Appreciation Rights Outstanding				Stock Appreciation Rights Exercisable
			Weighted-
		Weighted-	Average		Weighted-
		Average	Remaining		Average
Range of	Number of	Exercise	Contractual	Number of	Exercise
Exercise Prices	Shares	Price	Term	Shares	Price
	(in Thousands)		(in Years)	(in Thousands)

$13.65 - $21.51	17	$13.65	1.7	17	$13.65
$30.71 - $67.10	17	40.16	2.4	17	38.71
$69.53 - $106.40	197	84.25	6.9	43	90.35
$106.89 - $131.46	108	117.73	6.0	60	121.69
Total	339	$88.98	6.1	137	$88.08

Restricted Stock, Restricted Stock Units and Performance Restricted Stock Units. The following table summarizes restricted stock, restricted stock unit and performance restricted stock unit activity during the Second Quarter:

		Weighted-Average
Restricted Stock, Restricted Stock Units		Grant Date Fair
and Performance Restricted Stock Units	Number of Shares	Value
	(in Thousands)

Nonvested at April 4, 2015	446	$90.39
Granted	23	79.23
Vested	(16)	103.84
Forfeited	(16)	92.96
Nonvested at July 4, 2015	437	$89.22

The total fair value of restricted stock and restricted stock units vested during the Second Quarter was approximately $1.3 million. Vesting of performance restricted stock units is based on achievement of sales growth and operating margin targets in relation to the performance of a certain identified peer group.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables illustrate changes in the balances of each component of accumulated other comprehensive income (loss), net of taxes (in thousands):

	For the 13 Weeks Ended July 4, 2015
	Currency	Cash Flow Hedges
	Translation	Forward	Interest	Pension
	Adjustments	Contracts	Rate Swaps	Plan	Total
Beginning balance	$(60,747)	$19,315	$(4,776)	$(3,647)	$(49,855)
Other comprehensive income (loss) before reclassifications	5,559	2,701	10,460	0	18,720
Tax (expense) benefit	0	253	(3,812)	0	(3,559)
Amounts reclassed from accumulated other comprehensive income	0	10,555	4,604	0	15,159
Tax (expense) benefit	0	(3,634)	(1,677)	0	(5,311)
Total other comprehensive income (loss)	5,559	(3,967)	3,721	0	5,313
Ending balance	$(55,188)	$15,348	$(1,055)	$(3,647)	$(44,542)

	For the 13 Weeks Ended July 5, 2014
	Currency	Cash Flow Hedges			Net
	Translation Adjustments	Forward Contracts	Interest Rate Swap	Pension Plan	Investment Hedges	Total
Beginning balance	$37,027	$(1,941)	$(179)	$736	$162	$35,805
Other comprehensive income (loss) before reclassifications	1,524	(1,834)	(912)	(2,946)	155	(4,013)
Tax (expense) benefit	0	195	333	(347)	(60)	121
Amounts reclassed from accumulated other comprehensive income	0	(1,570)	(691)	0	0	(2,261)
Tax (expense) benefit	0	537	252	0	0	789
Total other comprehensive income (loss)	1,524	(606)	(140)	(3,293)	95	(2,420)
Ending balance	$38,551	$(2,547)	$(319)	$(2,557)	$257	$33,385

	For the 26 Weeks Ended July 4, 2015
	Currency	Cash Flow Hedges
	Translation Adjustments	Forward Contracts	Interest Rate Swaps	Pension Plan	Total
Beginning balance	$(27,241)	$14,980	$(502)	$(3,647)	$(16,410)
Other comprehensive income (loss) before reclassifications	(27,947)	21,462	3,054	0	(3,431)
Tax (expense) benefit	0	(5,965)	(1,113)	0	(7,078)
Amounts reclassed from accumulated other comprehensive income	0	22,993	3,923	0	26,916
Tax (expense) benefit	0	(7,864)	(1,429)	0	(9,293)
Total other comprehensive income (loss)	(27,947)	368	(553)	0	(28,132)
Ending balance	$(55,188)	$15,348	$(1,055)	$(3,647)	$(44,542)

	For the 27 Weeks Ended July 5, 2014
	Currency	Cash Flow Hedges			Net
	Translation Adjustments	Forward Contracts	Interest Rate Swap	Pension Plan	Investment Hedges	Total
Beginning balance	$38,152	$(2,091)	$(106)	$736	$0	$36,691
Other comprehensive income (loss) before reclassifications	399	(2,100)	(1,760)	(2,946)	410	(5,997)
Tax (expense) benefit	0	113	643	(347)	(153)	256
Amounts reclassed from accumulated other comprehensive income	0	(2,399)	(1,424)	0	0	(3,823)
Tax (expense) benefit	0	868	520	0	0	1,388
Total other comprehensive income (loss)	399	(456)	(213)	(3,293)	257	(3,306)
Ending balance	$38,551	$(2,547)	$(319)	$(2,557)	$257	$33,385

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

Summary information by operating segment was as follows (in thousands):

	For the 13 Weeks Ended		For the 13 Weeks Ended
	July 4, 2015		July 5, 2014
	Net Sales	Operating Income	Net Sales	Operating Income

Americas	$386,088	$86,033	$380,699	$88,786
Europe	227,923	41,814	258,987	46,770
Asia	125,964	20,555	134,134	27,172
Corporate		(77,968)		(77,970)
Consolidated	$739,975	$70,434	$773,820	$84,758

	For the 26 Weeks Ended		For the 27 Weeks Ended
	July 4, 2015		July 5, 2014
	Net Sales	Operating Income	Net Sales	Operating Income

Americas	$752,684	$162,533	$763,360	$187,856
Europe	462,179	79,152	519,340	99,278
Asia	250,197	41,051	267,665	58,070
Corporate		(156,147)		(155,747)
Consolidated	$1,465,060	$126,589	$1,550,365	$189,457

	July 4, 2015		January 3, 2015
	Long-Term Assets	Total Assets	Long-Term Assets	Total Assets

Americas	$262,507	$772,618	$263,324	$809,548
Europe	202,586	488,965	220,742	561,486
Asia	54,993	213,381	57,508	233,881
Corporate	173,016	584,477	176,124	602,637
Total	$693,102	$2,059,441	$717,698	$2,207,552

The following tables reflect net sales for each class of similar products in the periods presented (in thousands, except percentage data):

	For the 13 Weeks Ended		For the 13 Weeks Ended
	July 4, 2015		July 5, 2014
	Net Sales	Percentage of Total	Net Sales	Percentage of Total

Watches	$575,804	77.8%	$611,208	79.0%
Leathers	89,380	12.1	87,325	11.3
Jewelry	55,780	7.5	56,183	7.2
Other	19,011	2.6	19,104	2.5
Total	$739,975	100.0%	$773,820	100.0%

	For the 26 Weeks Ended		For the 27 Weeks Ended
	July 4, 2015		July 5, 2014
	Net Sales	Percentage of Total	Net Sales	Percentage of Total

Watches	$1,127,661	77.0%	$1,212,596	78.2%
Leathers	182,306	12.4	187,047	12.1
Jewelry	118,767	8.1	112,701	7.3
Other	36,326	2.5	38,021	2.4
Total	$1,465,060	100.0%	$1,550,365	100.0%

10. DERIVATIVES AND RISK MANAGEMENT

Cash Flow Hedges. The primary risks managed by using derivative instruments are the fluctuations in global currencies that will ultimately be used by non-U.S. dollar functional currency subsidiaries to settle future payments of intercompany inventory transactions denominated in U.S. dollars. Specifically, the Company projects future intercompany purchases by its non-U.S. dollar functional currency subsidiaries generally over a period of up to 24 months. The Company enters into foreign currency forward contracts (“forward contracts”) generally for up to 85% of the forecasted purchases to manage fluctuations in global currencies that will ultimately be used to settle such U.S. dollar denominated inventory purchases. Forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon settlement date and exchange rate. These forward contracts are designated as single cash flow hedges. Fluctuations in exchange rates will either increase or decrease the Company’s U.S. dollar equivalent cash flows from these intercompany inventory transactions, which will affect the Company’s U.S. dollar earnings. Gains or losses on the forward contracts are expected to offset these fluctuations to the extent the cash flows are hedged by the forward contracts.

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

As of July 4, 2015, the Company had the following outstanding forward contracts designated as cash flow hedges that were entered into to hedge the future payments of intercompany inventory transactions (in millions):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Euro	209.3	U.S. dollar	250.2
British pound	41.9	U.S. dollar	65.9
Canadian dollar	51.5	U.S. dollar	42.9
Japanese yen	3,788.1	U.S. dollar	32.7
Mexican peso	306.6	U.S. dollar	19.9
Australian dollar	19.0	U.S. dollar	14.7

The Company is also exposed to interest rate risk related to its outstanding debt. To manage the interest rate risk related to its $231.3 million U.S.-based term loan, as amended and restated on March 9, 2015 (“Term Loan”), the Company entered into an interest rate swap agreement on July 26, 2013 with a term of approximately five years. The objective of this hedge is to offset the variability of future payments associated with interest rates on the Term Loan. The interest rate swap agreement hedges the 1-month London Interbank Offer Rate (“LIBOR”) based variable rate debt obligations under the Term Loan. Under the terms of the swap, the Company pays a fixed interest rate of 1.288% per annum to the swap counterparty plus the LIBOR rate applicable margin (which varies based upon the  Company’s consolidated leverage ratio (the “Ratio”) from 1.25% if the Ratio is less than 1.00 to 1.00, to 2.00% if the Ratio is greater than or equal to 2.00 to 1.00). The notional amount will amortize over the remaining life of the Term Loan to coincide with the amortization of the underlying loan. The Company will receive interest from the swap counterparty at a variable rate based on 1-month LIBOR. This hedge is designated as a cash flow hedge. Additionally, to manage interest rate risk related to forecasted debt issuances, the Company entered into a forward starting interest rate swap agreement on March 20, 2015 with a term of approximately 10 years. The objective of this hedge was to offset the variability of future interest payments associated with forecasted debt issuances. The forecasted debt issuances did not occur, and in May 2015, the Company entered into an agreement to offset and unwind the forward starting interest rate swap. As a result of this transaction, a gain of $3.3 million net of taxes was reclassed out of accumulated other comprehensive income (loss) to other income (expense).

Net Investment Hedge. The Company is also exposed to risk that adverse changes in foreign currency exchange rates could impact its net investment in foreign operations. To manage this risk, during the first quarter of fiscal year 2014, the Company entered into a forward contract designated as a net investment hedge to reduce exposure to changes in currency exchange rates on €25.0 million of its total investment in a wholly-owned euro-denominated foreign subsidiary. The hedge was settled in the Prior Year Quarter. The effective portion of derivatives designated as net investment hedges are recorded at fair value at each balance sheet date and the change in fair value is recorded as a component of other comprehensive income (loss) in the Company’s condensed consolidated statements of income and comprehensive income. The Company uses the hypothetical derivative method to assess the ineffectiveness of net investment hedges. Should any portion of a net investment hedge become ineffective, the ineffective portion will be reclassified to other income-net on the Company’s condensed consolidated statements of income and comprehensive income. Gains and losses reported in accumulated other comprehensive income (loss) will not be reclassified into earnings until the Company’s underlying investment is liquidated or dissolved.

Non-designated Hedges. The Company also periodically enters into forward contracts to manage exchange rate risks associated with certain non-inventory intercompany transactions and to which the Company does not elect hedge treatment. As of July 4, 2015, the Company had approximately $0.1 million in assets of outstanding forward exchange contracts acquired as part of the SKWG Acquisition, for which the Company did not elect hedge treatment. As of January 3, 2015, all of the Company’s outstanding forward contracts were designated as hedging instruments. Changes in the fair value of derivatives not designated as hedging instruments are recognized in earnings when they occur.

The effective portion of gains and losses on derivative instruments that were recognized in other comprehensive income (loss), net of taxes during the Second Quarter, Prior Year Quarter, Year To Date Period and Prior Year YTD Period are set forth below (in thousands):

	For the 13	For the 13
	Weeks Ended	Weeks Ended
	July 4, 2015	July 5, 2014
Cash flow hedges:
Forward contracts	$2,954	$(1,639)
Interest rate swaps	6,648	(579)
Net investment hedge:
Forward contract	0	95
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$9,602	$(2,123)

	For the 26	For the 27
	Weeks Ended	Weeks Ended
	July 4, 2015	July 5, 2014
Cash flow hedges:
Forward contracts	$15,497	$(1,987)
Interest rate swaps	1,941	(1,117)
Net investment hedge:
Forward contract	0	257
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$17,438	$(2,847)

The following table illustrates the effective portion of gains and losses on derivative instruments recorded in other comprehensive income (loss), net of taxes during the term of the hedging relationship and reclassified into earnings, and gains and losses on derivatives not designated as hedging instruments recorded directly to earnings during the Second Quarter, Prior Year Quarter, Year To Date Period and Prior Year YTD Period (in thousands):

	Condensed Consolidated
	Statements of Income		For the 13	For the 13
	and Comprehensive	Effect of Derivative	Weeks Ended	Weeks Ended
Derivative Instruments	Income Location	Instruments	July 4, 2015	July 5, 2014

Forward contracts designated as cash flow hedging instruments	Other income (expense)-net	Total gain (loss) reclassified from other comprehensive income (loss)	$6,921	$(1,033)

Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$(9)	0

Interest rate swap designated as a cash flow hedging instrument	Interest expense	Total gain (loss) reclassified from other comprehensive income (loss)	$(404)	$(439)

Interest rate swap designated as a cash flow hedging instrument	Other income (expense)-net	Total gain (loss) reclassified from other comprehensive income (loss)	$3,331	0

	Condensed Consolidated
	Statements of Income		For the 26	For the 27
	and Comprehensive	Effect of Derivative	Weeks Ended	Weeks Ended
Derivative Instruments	Income Location	Instruments	July 4, 2015	July 5, 2014

Forward contracts designated as cash flow hedging instruments	Other income (expense)-net	Total gain (loss) reclassified from other comprehensive income (loss)	$15,129	$(1,531)

Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$80	$(148)

Interest rate swap designated as a cash flow hedging instrument	Interest expense	Total gain (loss) reclassified from other comprehensive income (loss)	$(837)	$(904)

Interest rate swap designated as a cash flow hedging instrument	Other income (expense)-net	Total gain (loss) reclassified from other comprehensive income (loss)	$3,331	0

The following table discloses the fair value amounts for the Company’s derivative instruments as separate asset and liability values, presents the fair value of derivative instruments on a gross basis, and identifies the line items in the condensed consolidated balance sheets in which the fair value amounts for these categories of derivative instruments are included (in thousands):

	Asset Derivatives				Liability Derivatives
	July 4, 2015		January 3, 2015		July 4, 2015		January 3, 2015
	Condensed		Condensed		Condensed		Condensed
	Consolidated		Consolidated		Consolidated		Consolidated
	Balance Sheets	Fair	Balance Sheets	Fair	Balance Sheets	Fair	Balance Sheets	Fair
Derivative Instruments	Location	Value	Location	Value	Location	Value	Location	Value

Forward contracts designated as cash flow hedging instruments	Prepaid expenses and other current assets	$22,887	Prepaid expenses and other current assets	$25,867	Accrued expenses- other	$1,021	Accrued expenses- other	$0

Forward contracts not designated as cash flow hedging instruments	Prepaid expenses and other current assets	123	Prepaid expenses and other current assets	0	Accrued expenses- other	0	Accrued expenses- other	0

Interest rate swap designated as a cash flow hedging instrument	Prepaid expenses and other current assets	0	Prepaid expenses and other current assets	0	Accrued expenses- other	1,991	Accrued expenses- other	2,157

Forward contracts designated as cash flow hedging instruments	Intangible and other assets-net	664	Intangible and other assets-net	1,802	Other long-term liabilities	246	Other long-term liabilities	0

Interest rate swap designated as a cash flow hedging instrument	Intangible and other assets-net	743	Intangible and other assets-net	1,724	Other long-term liabilities	412	Other long-term liabilities	357

Total		$24,417		$29,393		$3,670		$2,514

At the end of the Second Quarter, the Company had forward contracts with maturities extending through June 2017. As of July 4, 2015, an estimated net gain of $14.3 million is expected to be reclassified into earnings within the next twelve months at prevailing foreign currency exchange rates. See “Note 1—Financial Statement Policies” for additional disclosures on foreign currency hedging instruments.

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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of July 4, 2015 (in thousands):

	Fair Value at July 4, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Forward contracts	$0	$23,674	$0	$23,674
Deferred compensation plan assets:
Investment in publicly traded mutual funds	2,515	0	0	2,515
Interest rate swaps	0	743	0	743
Total	$2,515	$24,417	$0	$26,932

Liabilities:
Contingent consideration	$0	$0	$4,929	$4,929
Forward contracts	0	1,267	0	1,267
Interest rate swaps	0	2,403	0	2,403
Total	$0	$3,670	$4,929	$8,599

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

The Company has evaluated its short-term and long-term debt as of July 4, 2015 and January 3, 2015 and believes, based on the interest rates, related terms and maturities, that the carrying amounts of such instruments approximated their fair values. As of July 4, 2015 and January 3, 2015, the carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated their fair values due to the short-term maturities of these accounts.

The fair value of the contingent consideration liability related to the acquisition of the Company’s joint venture company, Fossil, S.L. (“Fossil Spain”), was determined using Level 3 inputs. The contingent consideration recorded as of July 4, 2015 is based on Fossil Spain’s earnings for fiscal year 2014 and forecasted earnings for fiscal year 2015. During the Second Quarter, the Company made a 1.9 million euro payment towards the 2014 contingent consideration, leaving a remaining liability of 1.5 million euros (approximately $1.7 million) which will be paid during the remaining part of fiscal year 2015. The contingent consideration for calendar year 2015 will be paid upon the execution of the purchase agreement in 2016. The fair value of the contingent consideration was determined using present value techniques with forecasted future cash flows for Fossil Spain as the significant unobservable input. Future revenue growth based on management’s projections for the 2015 calendar year is approximately 18%. Operating expenses are projected to be approximately 25% of revenues for calendar year 2015. A discount rate of 19% was used to calculate the present value of the contingent consideration. The contingent consideration liability for calendar year 2015 is valued at the maximum annual variable price of 3.5 million euros (approximately $3.9 million). A decrease in future cash flows may result in a lower estimated fair value of the calendar year 2015 contingent consideration liability. Future changes in the estimated fair value of the contingent consideration liability, if any, will be reflected in earnings.

In accordance with the provisions of ASC 360, Property, Plant and Equipment, property, plant and equipment—net with a carrying amount of $6.5 million, as of July 4, 2015, related to retail store leasehold improvements and fixturing was fully impaired, and related key money in the amount of $0.1 million was deemed not recoverable, resulting in an impairment charge of $6.6 million for the Year To Date Period.

The fair values of assets related to the Company-owned retail stores were determined using Level 3 inputs. Of the $6.6 million impairment expense, $3.8 million, $0.8 million and $0.4 million was recorded in SG&A in the Europe, Americas and Asia segments, respectively, and $1.6 million was recorded in restructuring charges in the Americas segment.

12. INTANGIBLE AND OTHER ASSETS

The following table summarizes intangible and other assets (in thousands):

		July 4, 2015		January 3, 2015
	Useful	Gross	Accumulated	Gross	Accumulated
At Fiscal Year End	Lives	Amount	Amortization	Amount	Amortization
Intangibles-subject to amortization:
Trademarks	10 yrs.	$4,175	$3,074	$4,174	$2,950
Customer lists	5-10 yrs.	44,096	19,211	41,703	17,457
Patents	3-20 yrs.	2,273	2,046	2,273	1,902
Noncompete agreement	6 yrs.	1,823	987	1,855	851
Other	7-20 yrs.	573	465	353	341
Total intangibles-subject to amortization		52,940	25,783	50,358	23,501
Intangibles-not subject to amortization:
Trade names		83,634		83,610
Other assets:
Key money deposits		30,165	19,117	31,892	18,661
Other deposits		22,159		21,854
Deferred compensation plan assets		2,515		2,477
Deferred tax asset-net		7,617		8,583
Restricted cash		529		575
Shop-in-shop		12,655	9,587	16,333	9,660
Interest rate swap		743		1,724
Forward contracts		664		1,802
Other		7,067		6,978
Total other assets		84,114	28,704	92,218	28,321
Total intangible and other assets		$220,688	$54,487	$226,186	$51,822
Total intangible and other assets-net			$166,201		$174,364

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

Amortization expense for intangible assets was approximately $1.4 million and $1.3 million for the Second Quarter and Prior Year Quarter, respectively, and $2.5 million and $2.6 million for the Year To Date Period and Prior Year YTD Period, respectively. Estimated aggregate future amortization expense by fiscal year for intangible assets is as follows (in thousands):

Fiscal Year	Amortization Expense
2015 (remaining)	$2,441
2016	$4,871
2017	$4,613
2018	$4,258
2019	$4,163
2020	$3,655

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

The Company’s obligations under the Credit Agreement are unsecured, and none of the Company’s subsidiaries are guarantors of the Company’s obligations under the Credit Agreement. Upon the occurrence of both (i) the Moody’s Investor Service, Inc. rating of the Company falling below Ba1 and (ii) the Standard & Poor’s Financial Services LLC rating of the Company falling below BB+, the Company’s obligations under the Credit Agreement will be required to be guaranteed by all direct and indirect material domestic subsidiaries of the Company, as provided in a subsidiary guaranty agreement, and secured by 65% of the total outstanding voting capital stock and 100% of the non-voting capital stock of the Company’s material first-tier foreign subsidiaries, pursuant to a pledge agreement. The Credit Agreement refinanced the indebtedness under the Prior Agreement (as defined below) and may be used (i) to finance the acquisition of capital assets, (ii) for ongoing working capital and other general corporate purposes and (iii) to repurchase the Company’s capital stock to the extent permitted under the Credit Agreement.

The Credit Agreement amended and restated that certain credit agreement, dated as of May 17, 2013, as amended, which was scheduled to mature on May 17, 2018 (the “Prior Agreement”). Under the Prior Agreement, the Company incurred approximately $1.6 million and $1.0 million of interest expense during the first quarter of fiscal 2015 related to outstanding revolving credit loans and term loans, respectively, including the impact of the related interest rate swap. As of March 9, 2015, the Company had $555.0 million in aggregate principal amount of revolving credit loans (the “Prior Revolver”) outstanding and $231.3 million in aggregate principal amount of term loans (the “Prior Term Loan”) outstanding under the Prior Agreement, all of which was refinanced on March 9, 2015 with borrowings under the Credit Agreement. No penalties or other early termination fees were incurred in connection with the amendment and restatement of the Prior Agreement.

Amounts outstanding under the Revolving Credit Facility and the Term Loan under the Credit Agreement bear interest, at the Company’s option, at (i) the base rate (defined as the highest of (a) the prime rate publicly announced by Wells Fargo, (b) the federal funds rate plus 0.5% and (c) LIBOR for an interest period of one month plus 1.0%) plus the base rate applicable margin (which varies, based upon the Company’s consolidated total leverage ratio, from 0.25%, if the consolidated total leverage ratio is less than 1.00 to 1.00, to 1.00%, if the consolidated total leverage ratio is greater than or equal to 2.00 to 1.00) or (ii) the LIBOR rate (defined as the quotient obtained by dividing (a) LIBOR by (b) 1.00 minus the Eurodollar reserve percentage) plus the LIBOR rate applicable margin (which varies, based upon the consolidated total leverage ratio, from 1.25%, if the consolidated total leverage ratio is less than 1.00 to 1.00, to 2.00%, if the consolidated total leverage ratio is greater than or equal to 2.00 to 1.00). Amounts outstanding under the Swingline Loan under the Credit Agreement or upon any drawing under a letter of credit bear interest at the base rate plus the applicable margin. Interest based upon the base rate is payable quarterly in arrears. Interest based upon the LIBOR rate is payable on the last day of the applicable interest period.

Financial covenants governing the Credit Agreement require the Company to maintain (i) a consolidated total leverage ratio no greater than 2.50 to 1.00 and (ii) a consolidated interest coverage ratio no less than 3.50 to 1.00. The Credit Agreement contains representations, warranties, covenants, events of default and indemnities that are customary for agreements of this type.

The Company is required to pay a commitment fee on the unused amounts of the commitments under the Revolving Credit Facility under the Credit Agreement, payable quarterly in arrears, ranging from 0.20% to 0.35%, based on the consolidated total leverage ratio. In connection with any letter of credit, the Company is required to pay (i) a letter of credit commission, payable quarterly in arrears, in an amount equal to the daily amount available to be drawn under such letter of credit multiplied by the applicable margin with respect to revolving credit loans that are LIBOR rate loans, (ii) a fronting fee, payable quarterly in arrears, as set forth in the applicable letter of credit application or as otherwise separately agreed by the Company and the issuing lender and (iii) normal and customary costs and expenses incurred or charged by the issuing lender in issuing, effecting payment under, amending or otherwise administering the letter of credit.

Loans under the Credit Agreement may be prepaid, in whole or in part, at the option of the Company, in minimum principal amounts of (i) $2.0 million or increments of $1.0 million in excess thereof, with respect to a base rate loan under the Revolving Credit Facility, (ii) $5.0 million or increments of $1.0 million in excess thereof, with respect to a LIBOR rate loan under the Revolving Credit Facility, (iii) $5.0 million or increments of $1.0 million in excess thereof, with respect to the Term Loan and (iv) $0.1 million or increments of $0.1 million in excess thereof, with respect to a Swingline Loan. Loans under the Credit Agreement must be repaid with the net cash proceeds of certain asset sales or insurance and condemnation events. The Company may permanently reduce the revolving credit commitment at any time, in whole or in part, without premium or penalty, in a minimum aggregate principal amount of not less than $3.0 million or increments of $1.0 million in excess thereof.

The repayment obligation under the Credit Agreement can be accelerated upon the occurrence of an event of default, including the failure to pay principal or interest, a material inaccuracy of a representation or warranty, violation of covenants, cross-default, change in control, bankruptcy events, failure of a loan document provision, certain ERISA events and material judgments.

The Company made net principal payments of $3.1 million under the Term Loan during the Second Quarter and $6.3 million in the aggregate under the Term Loan and Prior Term Loan during the Year To Date Period. The Company had net borrowings of $51.7 million under the Revolving Credit Facility during the Second Quarter and $69.7 million in the aggregate under the Revolving Credit Facility and Prior Revolver during the Year To Date Period. Borrowings were primarily used to fund stock repurchases, capital expenditures and normal operating expenses. As of July 4, 2015, the Company had $225.0 million and $458.7 million outstanding under the Term Loan and the Revolving Credit Facility, respectively. Amounts available under the Revolving Credit Facility are reduced by any amounts outstanding under standby letters of credit. As of July 4, 2015, the Company had available borrowing capacity of approximately $590.4 million under the Revolving Credit Facility, which was favorably impacted by a $400.0 million international cash balance. The Company incurred approximately $1.5 million and $2.0 million of interest expense related to the Term Loan during the Second Quarter and Year To Date Period, respectively, including the impact of the related interest rate swap. The Company incurred approximately $2.8 million and $3.5 million of interest expense related to the Revolving Credit Facility during the Second Quarter and Year To Date Period, respectively. The Company was in compliance with all covenants in the Term Loan and Revolving Credit Facility as of July 4, 2015.

15. RESTRUCTURING

The Company implemented a restructuring program in the first quarter of fiscal year 2015 to optimize its operating structure and store locations.  The costs associated with this plan include various charges, including severance and other employment related costs, professional services and costs related to store closures. The following tables show a rollforward of the liability incurred for the Company’s restructuring plan (in thousands):

	For the 13 Weeks ended July 4, 2015
	Organizational Realignment	Retail Profitability	Total
Balance at April 4, 2015	$3,075	$0	$3,075
Charges to expense (1)	4,586	1,885	6,471
Cash payments	(3,763)	0	(3,763)
Non-cash items	0	(1,885)	(1,885)
Balance at July 4, 2015	$3,898	$0	$3,898

	For the 26 Weeks ended July 4, 2015
	Organizational Realignment	Retail Profitability	Total
Balance at January 3, 2015	$0	$0	$0
Charges to expense (1)	12,317	6,242	18,559
Cash payments	(8,419)	(3,861)	(12,280)
Non-cash items	0	(2,381)	(2,381)
Balance at July 4, 2015	$3,898	$0	$3,898

(1) Charges to expense include changes in estimates

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition and results of operations of Fossil Group, Inc. and its subsidiaries for the thirteen and twenty-six week periods ended July 4, 2015 (the “Second Quarter” and “Year To Date Period,” respectively) as compared to the thirteen and twenty-seven week periods ended July 5, 2014 (the “Prior Year Quarter” and “Prior Year YTD Period,” respectively). The Company’s fiscal year periodically results in a 53-week year instead of a normal 52-week year. The prior fiscal year ended January 3, 2015 was a 53-week year, with the additional week included in the first quarter of the fiscal year. Accordingly, the information presented herein includes twenty-six weeks of operations for the Year To Date Period as compared to twenty-seven weeks included in the Prior Year YTD Period. This discussion should be read in conjunction with the condensed consolidated financial statements and the related notes thereto.

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

Domestically, we sell our products through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, Company-owned retail and outlet stores, mass market stores and through our FOSSIL® website. Our wholesale customer base includes, among others, Dillard’s, JCPenney, Kohl’s, Macy’s, Neiman Marcus, Nordstrom, Saks Fifth Avenue, Target and Wal-Mart. In the United States, our network of Company-owned stores included 110 retail stores located in premier retail sites and 133 outlet stores located in major outlet malls as of July 4, 2015. In addition, we offer an extensive collection of our FOSSIL brand products on our website, www.fossil.com, as well as proprietary and licensed watch and jewelry brands through other managed and affiliate websites.

Internationally, our products are sold to department stores, specialty retail stores and specialty watch and jewelry stores in approximately 150 countries worldwide through 26 Company-owned foreign sales subsidiaries and through a network of approximately 75 independent distributors. Our products are offered on airlines and cruise ships and in international Company-owned retail stores. Internationally, our network of Company-owned stores included 245 retail stores and 120 outlet stores in select international markets as of July 4, 2015. Our products are also sold through licensed and franchised FOSSIL retail stores, retail concessions operated by us and kiosks in certain international markets, as well as our websites in certain countries.

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

Results of Operations

Executive Summary. During the Second Quarter, net sales decreased 4% (increased 2% in constant currency), as compared to the Prior Year Quarter. On a constant currency basis, sales growth included modest increases in the Americas, Europe and Asia as well as growth in our owned FOSSIL and SKAGEN® lifestyle brands, which we believe are early indicators that our demand creation initiatives are working. During the Second Quarter, sales of our FOSSIL branded products decreased 2% (increased 6% in constant currency), and our SKAGEN branded products increased 10% (21% in constant currency), while our multi-brand global watch portfolio decreased 6% (flat in constant currency). On a constant currency basis, FOSSIL brand sales expanded across all regions during the Second Quarter with solid growth in watches and leathers, partially offset by a decrease in jewelry products as compared to the Prior Year Quarter. SKAGEN brand sales delivered double-digit growth across each region led by watches on a constant currency basis, and we also saw positive responses to the leathers and jewelry lines. During the Second Quarter, our multi-brand global watch portfolio sales in constant currency were flat to the Prior Year Quarter as increases in the Americas were offset by decreases in Europe and Asia. We believe Europe and Asia represent a significant opportunity to gain market share given we are underpenetrated in many markets around the world. Global comparable store sales increased 2.4% in our owned retail stores. Positive comparable store sales results in the Americas and Europe were partially offset by a decline in Asia. From a product category perspective, comparable store sales gains in watches and leathers were partially offset by a decline in jewelry.

During the Second Quarter, gross profit decreased and the gross margin rate contracted as compared to the Prior Year Quarter primarily driven by changes in foreign currencies. Excluding the impacts of currency, the gross margin rate expanded mainly due to the favorable impacts of our pricing initiatives which more than offset the impact of continued outlet promotions. Our operating margin contracted during the Second Quarter primarily as a result of the unfavorable impact of currencies.

During the Second Quarter, we invested $103 million to repurchase 1.3 million shares of our common stock. Our financial performance, including the unfavorable impacts of currencies combined with our repurchase activity, resulted in earnings of $1.12 per diluted share.

Quarterly Periods Ended July 4, 2015 and July 5, 2014

Consolidated Net Sales. Net sales decreased $33.8 million or 4.4% (increased 2% in constant currency), for the Second Quarter as compared to the Prior Year Quarter. Global watch sales decreased $35.4 million or 5.8% (flat in constant currency), while our leathers product category contributed favorably to the Second Quarter net sales, increasing $2.1 million or 2.4% (9% in constant currency). Our jewelry category declined $0.4 million or 0.7% (increased 11% in constant currency), during the Second Quarter as compared to the Prior Year Quarter as a result of a strong performance in licensed jewelry, offset by a decrease in FOSSIL branded products.

Net sales information by product category is summarized as follows (dollars in millions):

	For the 13 Weeks Ended		For the 13 Weeks Ended
	July 4, 2015		July 5, 2014		Growth (Decline)
		Percentage		Percentage
	Net Sales	of Total	Net Sales	of Total	Dollars	Percentage

Watches	$575.8	77.8%	$611.2	79.0%	$(35.4)	(5.8)%
Leathers	89.4	12.1	87.3	11.3	2.1	2.4
Jewelry	55.8	7.5	56.2	7.2	(0.4)	(0.7)
Other	19.0	2.6	19.1	2.5	(0.1)	(0.5)
Total	$740.0	100.0%	$773.8	100.0%	$(33.8)	(4.4)%

As a multinational enterprise, we are exposed to changes in foreign currency exchange rates. The translation of the operations of our foreign-based entities from their local currencies into U.S. dollars is sensitive to changes in foreign currency exchange rates. In general, our overall financial results are affected positively by a weaker U.S. dollar and are affected negatively by a stronger U.S. dollar as compared to the foreign currencies in which we conduct our business. In the Second Quarter, the translation of foreign-based net sales into U.S. dollars decreased reported net sales by approximately $50.9 million, including unfavorable impacts of $35.1 million, $9.9 million and $5.9 million in our Europe, Asia and Americas segments, respectively.

The following table sets forth consolidated net sales by segment (dollars in millions):

	For the 13 Weeks Ended		For the 13 Weeks Ended
	July 4, 2015		July 5, 2014		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage

Americas	$386.1	52.2%	$380.7	49.2%	$5.4	1.4%
Europe	227.9	30.8	259.0	33.5	(31.1)	(12.0)
Asia	126.0	17.0	134.1	17.3	(8.1)	(6.0)
Total	$740.0	100.0%	$773.8	100.0%	$(33.8)	(4.4)%

Americas Net Sales. Americas net sales increased $5.4 million or 1.4% (3% in constant currency), during the Second Quarter in comparison to the Prior Year Quarter. The sales increase in the region was primarily driven by our retail channel. Comparable store sales increased modestly in our owned retail stores, driven by improved conversion resulting from compelling promotions in the outlet channel as traffic continued to decline. Wholesale sales were flat on a constant currency basis, as international increases offset declines in the U.S. where the department store channel continues to be challenging. During the Second Quarter, our leathers category increased $3.3 million or 5.8% (7% in constant currency) and our jewelry business increased $2.6 million or 14.5% (17% in constant currency), while our multi-brand watch portfolio decreased $0.1 million and was flat on a percentage basis (increased 1% in constant currency). Additionally, during the Second Quarter, the Americas region continued to benefit from the addition of newer licensed brands to our portfolio.

Europe Net Sales. Europe net sales decreased $31.1 million or 12.0% (increased 2% in constant currency), with France driving the slight increase in constant currency. In the Second Quarter, sales in Germany were roughly flat to the Prior Year Quarter, and the United Kingdom declined partially attributable to a strong performance in the Prior Year Quarter when orders were shipped early, ahead of a warehouse transition. Sales in Italy also declined during the Second Quarter. From a product category perspective, sales performance was led by (i) a $26.3 million or 13.4% decrease (1% in constant currency), in our multi-brand watch portfolio, (ii) a $3.0 million or 8.2% decrease (8% increase in constant currency), in jewelry and (iii) a $2.1 million or 11.4% decrease (5% increase in constant currency), in leather products, during the Second Quarter as compared to the Prior Year Quarter. In the Europe segment, the constant currency increase was driven by our retail channel, where comparable store sales increased slightly in our owned retail stores with the strongest performance in the outlet channel.

Asia Net Sales. Net sales in Asia decreased $8.1 million or 6.0% (increased 1% in constant currency). In constant currency, India, Japan and Australia were the strongest performing markets and were partially offset by continued weakness in South Korea. Our watch and jewelry categories decreased $9.0 million or 7.7% (1% in constant currency) and $0.1 million or 3.8% (increased 6% in constant currency), respectively, while our leathers business increased $0.9 million or 7.1% (19% in constant currency) during the Second Quarter as compared to the Prior Year Quarter. Comparable store sales in the region decreased modestly in our owned retail stores with the strongest performance in the outlet channel. Comparable concession sales also decreased in the region during the Second Quarter.

The following table sets forth the number of stores by concept on the dates indicated below:

	July 4, 2015				July 5, 2014
	Americas	Europe	Asia	Total	Americas	Europe	Asia	Total
Full price accessory	138	126	63	327	148	114	51	313
Outlets	145	66	42	253	129	49	35	213
Full priced multi-brand	1	5	22	28	6	6	20	32
Total stores	284	197	127	608	283	169	106	558

During the Second Quarter, we opened eight new stores and closed fourteen stores. For the remainder of fiscal year 2015, we anticipate opening approximately 34 additional retail stores and closing approximately 19 retail stores globally.

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

Gross Profit. Gross profit of $409.5 million in the Second Quarter decreased 7.9% in comparison to $444.6 million in the Prior Year Quarter as a result of decreased sales and gross profit margin contraction. Gross profit margin decreased 220 basis points to 55.3% in the Second Quarter compared to 57.5% in the Prior Year Quarter primarily driven by changes in foreign currencies. Excluding the impacts of currency, gross profit margin expansion was driven primarily by our pricing initiatives, which more than offset the impact of continued outlet promotions.

Operating Expenses. Total operating expenses in the Second Quarter decreased by $20.8 million and, as a percentage of net sales, decreased to 45.8% as compared to 46.5% in the Prior Year Quarter. The translation of foreign-denominated expenses in the Second Quarter decreased operating expenses by approximately $25.4 million as a result of the stronger U.S. dollar. Restructuring costs of $6.5 million and the impact of fiscal 2014 store investments that had yet to anniversary were offset by the favorable impact of changes in foreign currencies, lower infrastructure spending and reduced marketing and customer engagement costs mainly due to a timing shift, including an earlier Baselworld in fiscal 2015.

Consolidated Operating Income. Operating income decreased by $14.3 million, or 17.0%, in the Second Quarter compared to the Prior Year Quarter as the impact of the comparable sales increase on a constant currency basis was more than offset by the unfavorable impact of currencies. As a percentage of net sales, operating margin decreased to 9.5% in the Second Quarter compared to 11.0% of net sales in the Prior Year Quarter, driven primarily by an approximate 290 basis point unfavorable impact from changes in foreign currencies.

Sales and gross margins were negatively impacted by currencies in all regional segments. On a constant currency basis, sales grew modestly across all geographies and gross profit margin in Europe expanded, while gross profit margin in the Americas and Asia contracted. Gross profit margin in all regions was negatively impacted by continued outlet promotions, offset by a favorable impact from our pricing initiatives. The gross profit margin in the Americas was also negatively impacted by an increased mix of sales in the off-price channel, while Asia and Europe were unfavorably impacted by an increased mix of outlet store sales. Operating expenses decreased in all regions largely due to the favorable impact of foreign currency changes partially offset by store and concession investments made in fiscal 2014 that had yet to anniversary and restructuring charges. Additionally, Europe and Asia expenses were favorably impacted by lower marketing and customer engagement costs largely due to a timing shift. Corporate operating expenses in the Second Quarter were flat in comparison to the Prior Year Quarter as restructuring charges were offset by decreased compensation costs.

During the Second Quarter, translation of foreign-based sales and expenses into U.S. dollars decreased operating income by approximately $27.6 million. Operating income by segment is summarized as follows (dollars in millions):

	For the 13	For the 13
	Weeks Ended	Weeks Ended	Growth (Decline)		Operating Margin %
	July 4, 2015	July 5, 2014	Dollars	Percentage	2015	2014

Americas	$86.0	$88.8	$(2.8)	(3.2)%	22.3%	23.3%
Europe	41.8	46.8	(5.0)	(10.7)	18.3	18.1
Asia	20.6	27.2	(6.6)	(24.3)	16.3	20.3
Corporate	(78.0)	(78.0)	—	0.0
Total operating income	$70.4	$84.8	$(14.4)	(17.0)%	9.5%	11.0%

Interest Expense. Interest expense increased by $1.1 million during the Second Quarter as a result of increased debt levels in comparison to the Prior Year Quarter.

Other Income (Expense)-Net. During the Second Quarter, other income (expense)-net increased by $15.4 million to $14.3 million in comparison to the Prior Year Quarter. This increase was primarily driven by net foreign currency gains resulting from mark-to-market hedging and other transactional activities as compared to net losses in the Prior Year Quarter and a $5.2 million gain related to an interest rate hedge settlement.

Provision for Income Taxes. Income tax expense for the Second Quarter was $22.9 million, resulting in an effective income tax rate of 28.7%. For the Prior Year Quarter, income tax expense was $24.9 million, resulting in an effective income tax rate of 31.2%. The lower effective tax rate in the Second Quarter as compared to the Prior Year Quarter was primarily attributable to the recognition of income tax benefits due to the settlement of audits.

Net Income Attributable to Fossil Group, Inc. Second Quarter net income attributable to Fossil Group, Inc. increased by 4.1% to $54.6 million, or $1.12 per diluted share, in comparison to $52.5 million, or $0.98 per diluted share, in the Prior Year Quarter. Diluted earnings per share in the Second Quarter included a $0.30 per diluted share decrease related to foreign currency changes. Excluding currency impacts, diluted earnings per share included a $0.10 per diluted share decrease related to restructuring charges, offset by constant currency sales growth, a reduction in average shares outstanding and a $0.09 per diluted share increase resulting from non-operating gains. The non-operating gains increase consisted of a $0.04 per diluted share increase associated with lower taxes driven by favorable results from prior year tax audits completed during the Second Quarter and a net $0.05 per diluted share increase related to financing activities.

Fiscal Year To Date Periods Ended July 4, 2015 and July 5, 2014

Consolidated Net Sales. Net sales decreased $85.3 million or 5.5% (increased 4% in constant currency and comparable calendar), for the Year To Date Period as compared to the Prior Year YTD Period, which included an extra week as fiscal 2014 was a 53-week year compared to a 52-week year for fiscal 2015. Global watch sales decreased $84.9 million or 7.0% (increased 2% in constant currency and comparable calendar). Our jewelry product category contributed favorably to the Year To Date Period net sales, increasing $6.1 million or 5.4% (20% in constant currency and comparable calendar), as a result of a strong performance in licensed jewelry, partially offset by a decrease in FOSSIL branded products. Our leathers category declined $4.8 million or 2.6% (increased 6% in constant currency and comparable calendar), during the Year To Date Period as compared to the Prior Year YTD Period. Global comparable store sales increased 2.1% in our owned retail stores normalized for the 53-week calendar. Positive comparable store sales results in the Americas and Europe were partially offset by a decline in Asia. From a product category perspective, comparable sales gains in watches and leathers were partially offset by a decline in jewelry.

Net sales information by product category is summarized as follows (dollars in millions):

	For the 26 Weeks Ended		For the 27 Weeks Ended
	July 4, 2015		July 5, 2014		Growth (Decline)
		Percentage		Percentage
	Net Sales	of Total	Net Sales	of Total	Dollars	Percentage
Watches	$1,127.7	77.0%	$1,212.6	78.2%	$(84.9)	(7.0)%
Leathers	182.3	12.4	187.1	12.1	(4.8)	(2.6)
Jewelry	118.8	8.1	112.7	7.3	6.1	5.4
Other	36.3	2.5	38.0	2.4	(1.7)	(4.5)
Total	$1,465.1	100.0%	$1,550.4	100.0%	$(85.3)	(5.5)%

In the Year To Date Period, the translation of foreign-based net sales into U.S. dollars decreased reported net sales by approximately $96.1 million, including unfavorable impacts of $68.9 million, $17.1 million and $10.1 million in our Europe, Asia and Americas segments, respectively.

The following table sets forth consolidated net sales by segment (dollars in millions):

	For the 26 Weeks Ended		For the 27 Weeks Ended
	July 4, 2015		July 5, 2014		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage

Americas	$752.7	51.4%	$763.4	49.2%	$(10.7)	(1.4)%
Europe	462.2	31.5	519.3	33.5	(57.1)	(11.0)
Asia	250.2	17.1	267.7	17.3	(17.5)	(6.5)
Total	$1,465.1	100.0%	$1,550.4	100.0%	$(85.3)	(5.5)%

Americas Net Sales. For the Year To Date Period, Americas net sales decreased $10.7 million or 1.4% (increased 3% in constant currency and comparable calendar), compared to the Prior Year YTD Period. Sales performance in the Year To Date Period was principally driven by sales declines in watches of $21.1 million or 3.6% (increased 1% in constant currency and comparable calendar). This sales decrease was partially offset by increases in jewelry and leathers of $10.8 million or 30.9% (37% in constant currency and comparable calendar) and $0.4 million or 0.4% (4% in constant currency and comparable calendar), respectively. Comparable store sales increased modestly in our owned retail stores during the Year To Date Period.

Europe Net Sales. Europe net sales decreased $57.1 million or 11.0% (increased 5% in constant currency and comparable calendar), for the Year To Date Period as compared to the Prior Year YTD Period. The sales performance was led by a $45.7 million or 11.7% decrease in watch sales (4% increase in constant currency and comparable calendar). Our leathers and jewelry categories also declined $6.3 million or 15.4% (increased 4% in constant currency and comparable calendar) and $4.5 million or 6.1% (increased 13% in constant currency and comparable calendar), respectively. Comparable store sales increased slightly in our owned retail stores during the Year To Date Period.

Asia Net Sales. For the Year To Date Period as compared to the Prior Year YTD Period, Asia net sales decreased $17.5 million or 6.5% (increased 3% in constant currency and comparable calendar), principally as a result of an $18.1 million or 7.8% decrease (1% increase in constant currency and comparable calendar), in watches, partially offset by a $1.1 million or 4.2% increase (18% in constant currency and comparable calendar), in leathers products. Comparable store sales in the region decreased modestly in our owned retail stores with the strongest performance in the outlet channel. Comparable concession sales also decreased in the region during the Year To Date Period.

Constant Currency and Comparable Calendar Financial Information. The following table presents our business segment and product net sales on a constant currency and comparable calendar basis. To calculate net sales on a constant currency basis, net sales for the Year To Date Period for entities reporting in currencies other than the U.S. dollar are translated into U.S. dollars at the average rates during the Prior Year YTD Period. To calculate net sales on a comparable calendar basis, we have estimated the impact on net sales of the extra week in the Prior Year YTD Period.

Our presentations of net sales on a constant currency and comparable calendar basis are non-GAAP financial measures. We present net sales on a constant currency and comparable calendar basis because we believe that such information is useful to certain investors as a measure of our results of operations year-over-year without the effects of foreign currency fluctuations and the extra week in the Prior Year YTD Period.

	Net Sales			Net Sales
	For the 26 Weeks Ended			For the 27 Weeks Ended
	July 4, 2015			July 5, 2014
		Impact of			Estimated	Estimated
	As	Foreign Currency	Constant	As	Impact of	Comparable
(in millions)	Reported	Exchange Rates	Currency	Reported	Extra Week	Calendar

Watches	$1,127.7	$(70.5)	$1,198.2	$1,212.6	$34.5	$1,178.1
Leathers	182.3	(10.3)	192.6	187.1	5.8	181.3
Jewelry	118.8	(12.6)	131.4	112.7	3.2	109.5
Other	36.3	(2.7)	39.0	38.0	1.1	36.9
Total net sales	$1,465.1	$(96.1)	$1,561.2	$1,550.4	$44.6	$1,505.8

	Net Sales			Net Sales
	For the 26 Weeks Ended			For the 27 Weeks Ended
	July 4, 2015			July 5, 2014
		Impact of			Estimated	Estimated
	As	Foreign Currency	Constant	As	Impact of	Comparable
(in millions)	Reported	Exchange Rates	Currency	Reported	Extra Week	Calendar

Americas	$752.7	$(10.1)	$762.8	$763.4	$21.8	$741.6
Europe	462.2	(68.9)	531.1	519.3	15.1	504.2
Asia	250.2	(17.1)	267.3	267.7	7.7	260.0
Total net sales	$1,465.1	$(96.1)	$1,561.2	$1,550.4	$44.6	$1,505.8

Gross Profit. For the Year To Date Period, gross profit margin decreased 200 basis points to 55.3% compared to 57.3% in the Prior Year YTD Period. The decreased gross profit margin was primarily driven by the same factors impacting the Second Quarter.

Operating Expenses. For the Year To Date Period, operating expenses as a percentage of net sales increased to 46.7% compared to 45.0% in the Prior Year YTD Period and included a $49.4 million favorable impact from the translation of foreign-based expenses into U.S. dollars. On a constant currency basis, operating expenses for the Year To Date Period increased by $34.6 million primarily as a result of the impact of fiscal 2014 store investments that had yet to anniversary, restructuring charges and increased marketing and brand building expenses, partially offset by the additional week of operations included in the Prior Year YTD Period.

Consolidated Operating Income. Operating income decreased by $62.9 million, or 33.2%, in the Year To Date Period as compared to the Prior Year YTD Period as the impact of the comparable sales increase on a constant currency and comparable calendar basis was more than offset by the unfavorable impact of currencies, restructuring charges and the impact of the fiscal 2014 store investments that had yet to anniversary. As a percentage of net sales, operating income decreased to 8.6% in the Year To Date Period as compared to 12.2% in the Prior Year YTD Period and included a 230 basis point unfavorable impact from changes in foreign currencies.

Sales and gross margins were negatively impacted by currencies in all regional segments. On a constant currency and comparable calendar basis, sales grew in each regional segment and gross margins expanded modestly in Europe while contracting in the Americas and Asia, primarily as a result of the same factors impacting the Second Quarter. Operating expenses deleveraged in all regions largely due to store and concession investments made in fiscal 2014 that had yet to anniversary and restructuring costs. Additionally, Europe expenses included increased compensation and back office expenses and the Americas included increased marketing and customer engagement costs. Corporate operating expenses in the Year To Date Period increased slightly compared to the Prior Year YTD Period, as restructuring costs were offset by decreased compensation and back office expenses.

During the Year To Date Period, the translation of foreign-based sales and expenses into U.S. dollars decreased operating income by approximately $43.7 million. Operating income by segment is summarized as follows (dollars in millions):

	For the 26	For the 27
	Weeks Ended	Weeks Ended	Growth (Decline)		Operating Margin %
	July 4, 2015	July 5, 2014	Dollars	Percentage	2015	2014

Americas	$162.5	$187.9	$(25.4)	(13.5)%	21.6%	24.6%
Europe	79.1	99.3	(20.2)	(20.3)	17.1	19.1
Asia	41.1	58.1	(17.0)	(29.3)	16.4	21.7
Corporate	(156.1)	(155.8)	(0.3)	(0.2)
Total operating income	$126.6	$189.5	$(62.9)	(33.2)%	8.6%	12.2%

Interest Expense. Interest expense increased by $1.6 million during the Year To Date Period as a result of increased debt levels in comparison to the Prior Year YTD Period.

Other Income (Expense)-Net. During the Year To Date Period, other income (expense)-net increased by $22.9 million to $21.5 million in comparison to the Prior Year YTD Period. This increase was primarily driven by net foreign currency gains resulting from mark-to-market hedging and other transactional activities as compared to net losses in the Prior Year YTD Period and a $5.2 million gain related to an interest rate hedge settlement.

Provision for Income Taxes. Income tax expense for the Year To Date Period was $41.4 million, resulting in an effective income tax rate of 29.8%. For the Prior Year YTD Period, income tax expense was $56.4 million, resulting in an effective income tax rate of 31.2%. The lower effective tax rate in the Year To Date Period as compared to the Prior Year YTD Period was primarily attributable to the recognition of income tax benefits due to the settlement of audits.

Net Income Attributable to Fossil Group, Inc. Year To Date Period net income attributable to Fossil Group, Inc. decreased by 22.0% to $92.7 million, or $1.87 per diluted share, in comparison to $118.9 million, or $2.20 per diluted share, in the Prior Year YTD Period. Diluted earnings per share in the Year To Date Period included a $0.43 per diluted share decrease related to foreign currency changes.  Excluding currency impacts, diluted earnings per share included a $0.27 per diluted share decrease related to restructuring charges, offset by constant currency sales growth, a reduction in average shares outstanding and a $0.09 per diluted share increase resulting from non-operating gains. The non-operating gains consisted of a $0.05 per diluted share increase associated with lower taxes driven by favorable results from prior year tax audits completed during the Second Quarter and a net $0.04 per diluted share increase related to financing activities.

Liquidity and Capital Resources

Historically, our business operations have not required substantial cash during the first several months of our fiscal year. Generally, starting in the third quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our quarterly cash requirements are also impacted by the number of new stores we open, other capital expenditures and strategic investments such as acquisitions and stock repurchases. Our cash and cash equivalents balance at the end of the Second Quarter was $249.9 million, including $245.0 million held in banks outside the U.S., in comparison to cash and cash equivalents of $272.6 million at the end of the Prior Year Quarter and $276.3 million at the end of fiscal year 2014. We believe cash from operating activities as well as amounts available under our U.S. credit facilities are sufficient to meet our cash needs in the U.S. for the next 12 months.

For the Year To Date Period, we generated operating cash flow of $162.5 million. This operating cash flow combined with cash on hand and $63.0 million in net borrowings on our credit facilities was utilized to fund $218.7 million of common stock repurchases and $32.5 million of capital expenditures. Cash flows provided by operations were largely attributable to $97.5 million in net income, in addition to $58.2 million of net non-cash items and a $6.8 million net increase in working capital items including a $184.0 million reduction in accounts receivable.

Accounts receivable, net of allowances, decreased by 16.4% to $254.5 million at the end of the Second Quarter compared to $304.6 million at the end of the Prior Year Quarter, primarily as a result of increased collection efforts. Days sales outstanding for our wholesale businesses for the Second Quarter decreased to 41 days, compared to 46 days in the Prior Year Quarter.

Inventory at the end of the Second Quarter was $669.3 million, representing an increase of 0.8% from the Prior Year Quarter inventory balance of $664.2 million.

The following tables reflect our common stock repurchase activity under our repurchase programs for the periods indicated (in millions):

			For the 13 Weeks Ended		For the 13 Weeks Ended
			July 4, 2015		July 5, 2014
Fiscal Year Authorized	Dollar Value Authorized	Termination Date	Number of Shares Repurchased	Dollar Value Repurchased	Number of Shares Repurchased	Dollar Value Repurchased
2014	$1,000.0	December 2018	1.3	$102.5	0.0	$0.0
2012	$1,000.0	December 2016 (1)	0.0	$0.0	0.6	$67.3
2010	$30.0	None	0.0	$0.0	0.0	$0.0

			For the 26 Weeks Ended		For the 27 Weeks Ended
			July 4, 2015		July 5, 2014
Fiscal Year Authorized	Dollar Value Authorized	Termination Date	Number of Shares Repurchased	Dollar Value Repurchased	Number of Shares Repurchased	Dollar Value Repurchased
2014	$1,000.0	December 2018	2.2	$188.2	0.0	$0.0
2012	$1,000.0	December 2016 (1)	0.3	$28.8	1.6	$184.6
2010	$30.0	None	0.0	$0.0	0.0	$0.0

(1)                  In the first quarter of fiscal year 2015, we completed this repurchase plan.

We effectively retired 2.5 million shares of common stock repurchased under our repurchase plans during the Year To Date Period. We account for the retirements by allocating the repurchase price, which is based upon the equity contribution associated with historical issuances, to common stock, additional paid-in capital and retained earnings. The effective retirement of common stock repurchased during the Year To Date Period decreased common stock by approximately $25,500, additional paid-in capital by $0.6 million, retained earnings by $216.4 million and treasury stock by $217.0 million. We effectively retired 1.6 million shares of our common stock during the Prior Year YTD Period that was repurchased under our repurchase programs. The effective retirement of common stock repurchased during the Prior Year YTD Period decreased common stock by approximately $16,300, additional paid-in capital by $1.5 million, retained earnings by $183.1 million and treasury stock by $184.6 million. At January 3, 2015 and July 4, 2015, all treasury stock had been effectively retired. As of July 4, 2015, we had a total of $841.7 million of repurchase authorizations remaining under our combined repurchase programs.

At the end of the Second Quarter, we had working capital of $984.4 million compared to working capital of $976.3 million at the end of the Prior Year Quarter. Additionally, at the end of the Second Quarter, we had approximately $20.3 million of short-term borrowings and $674.4 million in long-term debt.

On March 9, 2015, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for (i) revolving credit loans in the amount of $1.05 billion (the “Revolving Credit Facility”), with an up to $20.0 million subfacility for swingline loans (the “Swingline Loan”), and an up to $10.0 million subfacility for letters of credit, and (ii) a term loan in the amount of $231.3 million (the “Term Loan”). The Credit Agreement expires and is due and payable on May 17, 2018. The Credit Agreement amended and restated that certain credit agreement, dated as of May 17, 2013, as amended (the “Prior Agreement”).

Our obligations under the Credit Agreement are unsecured, and none of our subsidiaries are guarantors of our obligations under the Credit Agreement. Upon the occurrence of both (a) the Moody’s Investor Service, Inc. rating of us falling below Ba1 and (b) the Standard & Poor’s Financial Services LLC rating of us falling below BB+, our obligations under the Credit Agreement will be required to be guaranteed by all of our direct and indirect material domestic subsidiaries, as provided in a subsidiary guaranty agreement, and secured by 65% of the total outstanding voting capital stock and 100% of the non-voting capital stock of our material first-tier foreign subsidiaries, pursuant to a pledge agreement. The Credit Agreement refinanced the indebtedness under the Prior Agreement and may be used (a) to finance the acquisition of capital assets, (b) for ongoing working capital and other general corporate purposes and (c) to repurchase our capital stock to the extent permitted under the Credit Agreement.

Amounts outstanding under the Revolving Credit Facility and the Term Loan under the Credit Agreement bear interest, at our option, at (i) the base rate (defined as the highest of (a) the prime rate publicly announced by Wells Fargo, (b) the federal funds rate plus 0.5% and (c) LIBOR for an interest period of one month plus 1.0%) plus the base rate applicable margin (which varies, based upon our consolidated total leverage ratio, from 0.25%, if the consolidated total leverage ratio is less than 1.00 to 1.00, to 1.00%, if the consolidated total leverage ratio is greater than or equal to 2.00 to 1.00) or (ii) the LIBOR rate (defined as the quotient obtained by dividing (a) LIBOR by (b) 1.00 minus the Eurodollar reserve percentage) plus the LIBOR rate applicable margin (which varies, based upon the consolidated total leverage ratio, from 1.25%, if the consolidated total leverage ratio is less than 1.00 to 1.00, to 2.00%, if the consolidated total leverage ratio is greater than or equal to 2.00 to 1.00). Amounts outstanding under the Swingline Loan under the Credit Agreement or upon any drawing under a letter of credit bear interest at the base rate plus the applicable margin. Interest based upon the base rate is payable quarterly in arrears. Interest based upon the LIBOR rate is payable on the last day of the applicable interest period.

Financial covenants in the Credit Agreement require us to maintain (i) a consolidated total leverage ratio no greater than 2.50 to 1.00, and (ii) a consolidated interest coverage ratio no less than 3.50 to 1.00.

During the Year To Date Period, we made net principal payments of $6.3 million under the Term Loan and term loan under the Prior Agreement. Additionally, we had net borrowings of $69.7 million under the Revolving Credit Facility and revolving credit loans under the Prior Agreement at an average annual interest rate of 1.43%. As of July 4, 2015, we had $225.0 million and $458.7 million outstanding under the Term Loan and the Revolving Credit Facility, respectively. In addition, we had $0.9 million of outstanding standby letters of credit at July 4, 2015. Amounts available under the Revolving Credit Facility are reduced by any amounts outstanding under standby letters of credit. As of July 4, 2015, we had $590.4 million available for borrowing under the Revolving Credit Facility, which was favorably impacted by a $400.0 million international cash balance. Borrowings under the Revolving Credit Facility were mainly used to fund common stock repurchases, capital expenditures and normal operating expenses.

At July 4, 2015, we were in compliance with all debt covenants related to all of our credit facilities.

For fiscal year 2015, we expect total capital expenditures to be approximately $100 million to $110 million. These capital expenditures will be primarily related to global retail store expansion and renovation and investment in technological infrastructure. We believe that cash flows from operations combined with existing cash on hand and amounts available under the Revolving Credit Facility will be sufficient to fund our working capital needs, common stock repurchases and planned capital expenditures for the next twelve months.

Contractual Obligations

As of July 4, 2015, there were no material changes to our contractual obligations set forth in our Annual Report on Form 10-K for the fiscal year ended January 3, 2015.

Off Balance Sheet Arrangements

As of July 4, 2015, there were no material changes to our off balance sheet arrangements as set forth in commitments and contingencies in our Annual Report on Form 10-K for the fiscal year ended January 3, 2015.

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

The following table shows our outstanding forward contracts designated as cash flow hedges at July 4, 2015 and their expiration dates (in millions):

Functional Currency		Contract Currency
Type	Amount	Type	Amount	Expiration Date
Euro	209.3	U.S. dollar	250.2	May 2017
British pound	41.9	U.S. dollar	65.9	June 2017
Canadian dollar	51.5	U.S. dollar	42.9	June 2017
Japanese yen	3,788.1	U.S. dollar	32.7	June 2017
Mexican peso	306.6	U.S. dollar	19.9	March 2016
Australian dollar	19.0	U.S. dollar	14.7	March 2016

If we were to settle our euro, British pound, Canadian dollar, Japanese yen, Mexican peso and Australian dollar based forward contracts as of July 4, 2015, the net result would have been a net gain of approximately $14.6 million, net of taxes. As of July 4, 2015, a 10% unfavorable change in the U.S. dollar strengthening against foreign currencies to which we have balance sheet transactional exposures, would have decreased net pre-tax income by $13.3 million. The translation of the balance sheets of our foreign-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. As of July 4, 2015, a 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would have reduced consolidated stockholders’ equity by approximately $89.4 million. In our view, these hypothetical changes resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position, results of operations or cash flows.

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

Based on our variable-rate debt outstanding as of July 4, 2015, excluding our $225.0 million Term Loan debt hedged with an interest rate swap agreement, a 100 basis point increase in interest rates would increase annual interest expense by approximately $4.7 million.

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

Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of July 4, 2015.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows our common stock repurchases based on settlement date for the Fiscal Quarter:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total	Average	Total Number of Shares	Approximate Dollar
	Number	Price	Purchased as Part	Value of Shares that
	of Shares	Paid per	of Publically	May Yet Be Purchased
Period	Purchased (1)	Share	Announced Programs	Under the Programs (2)
April 5, 2015 - May 2, 2015	776,653	$83.40	776,330	$879,503,408
May 3, 2015 - May 30, 2015	339,594	$82.25	339,594	$851,570,692
May 31, 2015 - July 4, 2015	136,782	$71.88	136,782	$841,738,631
Total	1,253,029		1,252,706

(1)                  During the Second Quarter, 323 shares of common stock were acquired from grantees in connection with income tax withholding obligations arising from vesting of restricted stock grants. These shares were not part of our publicly announced program to repurchase shares of common stock.

(2)                  On August 10, 2010, we announced a common stock repurchase program pursuant to which up to $30 million could be used to repurchase outstanding shares of our common stock. The $30 million repurchase program has no termination date. In December 2012, we announced a common stock repurchase program pursuant to which up to $1.0 billion could be used to repurchase outstanding shares of our common stock. The $1.0 billion repurchase program was completed during the first quarter of fiscal year 2015. In November 2014, we announced an additional common stock repurchase program pursuant to which up an additional $1.0 billion could be used to repurchase outstanding shares of our common stock. The second $1.0 billion repurchase program has a termination date of December 2018. During the Second Quarter, approximately 1.3 million shares of our common stock were repurchased pursuant to the second $1.0 billion repurchase plan at a cost of $102.5 million. As of July 4, 2015, we had $841.7 million of repurchase authorizations remaining under our combined repurchase programs.

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

FOSSIL GROUP, INC.

August 13, 2015	/S/ DENNIS R. SECOR
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