Form 10-Q
period 2015-10-03
Fossil Group, Inc.
filed 2015-11-12
CIK 883569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 3, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to

Commission file number: 000-19848
__________________________________________________________________
FOSSIL GROUP, INC.
(Exact name of registrant as specified in its charter)
 __________________________________________________________________

Delaware	75-2018505
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

901 S. Central Expressway, Richardson, Texas	75080
(Address of principal executive offices)	(Zip Code)
(972) 234-2525
(Registrant’s telephone number, including area code)
__________________________________________________________________
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

The number of shares of the registrant’s common stock outstanding as of November 5, 2015: 48,118,839

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
IN THOUSANDS

	October 3, 2015	January 3, 2015
Assets
Current assets:
Cash and cash equivalents	$301,569	$276,261
Accounts receivable - net of allowances of $63,559 and $80,047, respectively	330,396	430,498
Inventories	746,343	597,281
Deferred income tax assets-net	36,667	34,084
Prepaid expenses and other current assets	150,059	151,730
Total current assets	1,565,034	1,489,854
Property, plant and equipment - net of accumulated depreciation of $387,322 and $360,191, respectively	330,420	345,606
Goodwill	197,252	197,728
Intangible and other assets-net	162,171	174,364
Total long-term assets	689,843	717,698
Total assets	$2,254,877	$2,207,552
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$180,698	$159,267
Short-term and current portion of long-term debt	21,722	16,646
Accrued expenses:
Compensation	60,554	50,776
Royalties	35,620	54,013
Co-op advertising	18,125	28,591
Transaction taxes	19,965	35,301
Other	83,420	75,609
Income taxes payable	13,428	26,626
Total current liabilities	433,532	446,829
Long-term income taxes payable	13,554	16,610
Deferred income tax liabilities	87,645	87,860
Long-term debt	785,706	613,659
Other long-term liabilities	50,798	58,793
Total long-term liabilities	937,703	776,922
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, 48,117 and 50,771 shares issued and outstanding at October 3, 2015 and January 3, 2015, respectively	481	508
Additional paid-in capital	182,974	171,669
Retained earnings	743,572	822,093
Accumulated other comprehensive income (loss)	(57,235)	(16,410)
Total Fossil Group, Inc. stockholders’ equity	869,792	977,860
Noncontrolling interest	13,850	5,941
Total stockholders’ equity	883,642	983,801
Total liabilities and stockholders’ equity	$2,254,877	$2,207,552

See notes to the condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
UNAUDITED
IN THOUSANDS, EXCEPT PER SHARE DATA

	For the 13 Weeks Ended October 3, 2015	For the 13 Weeks Ended October 4, 2014	For the 39 Weeks Ended October 3, 2015	For the 40 Weeks Ended October 4, 2014
Net sales	$771,303	$894,482	$2,236,363	$2,444,846
Cost of sales	353,569	385,444	1,008,439	1,047,986
Gross profit	417,734	509,038	1,227,924	1,396,860
Operating expenses:
Selling, general and administrative expenses	338,888	354,105	1,003,931	1,052,471
Restructuring charges	3,141	—	21,700	—
Total operating expenses	342,029	354,105	1,025,631	1,052,471
Operating income	75,705	154,933	202,293	344,389
Interest expense	5,103	3,796	14,295	11,389
Other income (expense) - net	6,830	2,198	28,310	751
Income before income taxes	77,432	153,335	216,308	333,751
Provision for income taxes	17,303	46,931	58,721	103,286
Net income	60,129	106,404	157,587	230,465
Less: Net income attributable to noncontrolling interest	2,595	2,683	7,335	7,884
Net income attributable to Fossil Group, Inc.	$57,534	$103,721	$150,252	$222,581
Other comprehensive income (loss), net of taxes:
Currency translation adjustment	$(7,435)	$(43,479)	$(35,382)	$(43,080)
Derivative instruments-net change	(5,258)	11,773	(5,443)	11,361
Pension plan activity	—	—	—	(3,293)
Total other comprehensive income (loss)	(12,693)	(31,706)	(40,825)	(35,012)
Total comprehensive income	47,436	74,698	116,762	195,453
Less: Comprehensive income attributable to noncontrolling interest	2,595	2,683	7,335	7,884
Comprehensive income attributable to Fossil Group, Inc.	$44,841	$72,015	$109,427	$187,569
Earnings per share:
Basic	$1.19	$1.97	$3.06	$4.16
Diluted	$1.19	$1.96	$3.06	$4.15
Weighted average common shares outstanding:
Basic	48,153	52,691	49,027	53,454
Diluted	48,242	52,871	49,148	53,653

See notes to the condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
IN THOUSANDS

	For the 39 Weeks Ended October 3, 2015	For the 40 Weeks Ended October 4, 2014
Operating Activities:
Net income	$157,587	$230,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	63,421	73,477
Stock-based compensation	13,997	14,238
Decrease in allowance for returns-net of inventory in transit	(7,981)	(727)
Loss on disposal of assets	2,164	643
Impairment losses	5,587	6,083
Non-cash restructuring charges	2,381	—
Decrease in allowance for doubtful accounts	(1,867)	(351)
Excess tax benefits from stock-based compensation	(176)	(885)
Deferred income taxes and other	7,458	(1,144)
Contingent consideration remeasurement	(114)	1,112
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	103,259	48,385
Inventories	(172,746)	(146,141)
Prepaid expenses and other current assets	(20,669)	(49,220)
Accounts payable	17,871	33,216
Accrued expenses	(18,618)	(26,840)
Income taxes payable	(17,064)	15,600
Net cash provided by operating activities	134,490	197,911
Investing Activities:
Additions to property, plant and equipment	(53,171)	(70,792)
Increase in intangible and other assets	(737)	(11,586)
Skagen Designs arbitration settlement	5,968	—
Business acquisitions-net of cash acquired	(4,820)	—
Net investment hedge settlement	—	410
Net cash used in investing activities	(52,760)	(81,968)
Financing Activities:
Acquisition of common stock	(231,220)	(321,224)
Distribution of noncontrolling interest earnings and other	(5,257)	(5,392)
Excess tax benefits from stock-based compensation	176	885
Debt borrowings	1,867,550	637,000
Debt payments	(1,691,139)	(522,172)
Proceeds from exercise of stock options	658	1,922
Other financing activities	(2,097)	(1,942)
Net cash used in financing activities	(61,329)	(210,923)
Effect of exchange rate changes on cash and cash equivalents	4,907	(7,404)
Net increase (decrease) in cash and cash equivalents	25,308	(102,384)
Cash and cash equivalents:
Beginning of period	276,261	320,479
End of period	$301,569	$218,095

See notes to the condensed consolidated financial statements.

FOSSIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1. FINANCIAL STATEMENT POLICIES

Basis of Presentation. The condensed consolidated financial statements include the accounts of Fossil Group, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”).

The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of October 3, 2015, and the results of operations for the thirteen-week periods ended October 3, 2015 (“Third Quarter”) and October 4, 2014 (“Prior Year Quarter”), respectively, and the thirty-nine week period ended October 3, 2015 (“Year To Date Period”) and the forty week period ended October 4, 2014 (“Prior Year YTD Period”). All adjustments are of a normal, recurring nature. The Company’s fiscal year periodically results in a 53-week year instead of a normal 52-week year. The prior fiscal year ended January 3, 2015 was a 53-week year, with the additional week included in the first quarter of the fiscal year. Accordingly, the information presented herein includes thirty-nine weeks of operations for the Year To Date Period as compared to forty weeks included in the Prior Year YTD Period.

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

Hedging Instruments. The Company is exposed to certain market risks relating to foreign exchange rates and interest rates. The Company actively monitors and attempts to manage these exposures using derivative instruments including foreign exchange forward contracts ("forward contracts") and interest rate swaps. The Company’s foreign subsidiaries periodically enter into forward contracts to hedge the future payment of intercompany inventory transactions denominated in U.S. dollars. If the Company was to settle its euro, British pound, Canadian dollar, Japanese yen, Australian dollar and Mexican peso forward contracts as of October 3, 2015, the net result would have been a net gain of approximately $10.7 million, net of taxes. To help protect against adverse existing and forecasted fluctuations in interest rates, the Company has entered into interest rate swap agreements to effectively convert portions of its existing and forecasted variable rate debt obligations to fixed rates. To reduce exposure to changes in currency exchange rates adversely affecting the Company’s investment in foreign currency-denominated subsidiaries, the Company periodically enters into forward contracts designated as net investment hedges. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. See “Note 10—Derivatives and Risk Management” for additional disclosures about the Company’s use of derivatives.

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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS (in thousands, except per share data):

	For the 13 Weeks Ended October 3, 2015	For the 13 Weeks Ended October 4, 2014	For the 39 Weeks Ended October 3, 2015	For the 40 Weeks Ended October 4, 2014
Numerator:
Net income attributable to Fossil Group, Inc.	$57,534	$103,721	$150,252	$222,581
Denominator:
Basic EPS computation:
Basic weighted average common shares outstanding	48,153	52,691	49,027	53,454
Basic EPS	$1.19	$1.97	$3.06	$4.16
Diluted EPS computation:
Basic weighted average common shares outstanding	48,153	52,691	49,027	53,454
Effect of stock options, stock appreciation rights, restricted stock units and performance restricted stock units	89	180	121	199
Diluted weighted average common shares outstanding	48,242	52,871	49,148	53,653
Diluted EPS	$1.19	$1.96	$3.06	$4.15

Approximately 557,000, 532,000, 336,000 and 314,000 weighted average common shares issuable under stock-based awards were not included in the diluted EPS calculation at the end of the Third Quarter, Year To Date Period, Prior Year Quarter and Prior Year YTD Period, respectively, because they were antidilutive.

Recently Issued Accounting Standards. In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 simplifies accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for these adjustments. Under the new standard, adjustments to provisional amounts that are identified during the measurement period are recognized in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amounts, as if the accounting had been completed at the acquisition date. The adjustments related to previous reporting periods since the acquisition date must be disclosed by income statement line item either on the face of the income statement or in the notes to the financial statements. ASU 2015-16 is effective for annual periods beginning after December 15, 2015 with early adoption permitted. This standard will not have a material impact on the Company’s consolidated results of operations or financial position.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 affects reporting entities that measure inventory using first-in, first-out or average cost. Specifically, ASU 2015-11 requires that inventory be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for annual periods beginning after December 15, 2016, with early adoption permitted. This standard will not have a material impact on the Company’s consolidated results of operations or financial position.

In April 2015, the FASB issued ASU 2015-4, Compensation—Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets (“ASU 2015-4”). ASU 2015-4 provides an entity with a fiscal year-end that does not coincide with a month-end a practical expedient that allows the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. If an entity has a significant event in an interim period that requires the remeasurement of defined benefit plan assets and obligations such as a partial settlement, ASU 2015-4 also provides a practical expedient that permits the entity to remeasure defined benefit plan assets and obligations using the month-end that is closest to the date of the significant event and adjust for any effects of the significant event not captured in the month-end measurement. If an entity applies the practical expedient and a contribution is made between the month-end date used for measurement and the entity’s fiscal year-end, the entity should disclose the amount of the contribution to allow reconciliation of the fair value of plan assets in the fair value hierarchy to the ending balance of the fair value of plan assets. ASU 2015-4 is effective for annual periods beginning after December 15, 2015 with early adoption permitted. This standard will not have a material impact on the Company’s consolidated results of operations or financial position.

In April 2015, the FASB issued ASU 2015-3, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-3”). ASU 2015-3 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”), which indicates the SEC staff would not object to an entity deferring and presenting debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-3 and ASU 2015-15 are effective for annual periods beginning after December 15, 2015 with early adoption permitted. This standard will not have a material impact on the Company’s consolidated results of operations or financial position.

In January 2015, the FASB issued ASU 2015-1, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-1”). ASU 2015-1 eliminates from U.S. GAAP the concept of extraordinary items as part of its initiative to reduce complexity in accounting standards. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU 2015-1 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. ASU 2015-1 is effective for annual periods beginning after December 15, 2015 with early adoption permitted. This standard will not have a material impact on the Company’s consolidated results of operations or financial position.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), to provide guidance on management’s responsibility to perform interim and annual assessments of an entity’s ability to continue as a going concern and to provide related disclosure. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. This standard will not have a material impact on the Company’s consolidated results of operations or financial position.

In June 2014, the FASB issued ASU 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. The Company is evaluating the effect of adopting ASU 2014-12, but does not expect that adoption will have a material impact on the Company’s consolidated results of operations or financial position.

In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-9”). ASU 2014-9 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), deferring the effective date of ASU 2014-9. The new revenue standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and allows either a full retrospective adoption to all periods presented or a modified retrospective adoption approach with the cumulative effect of initial application of the revised guidance recognized at the date of initial application. Early adoption is permitted for periods beginning after December 15, 2016. The Company is evaluating the effect of adopting ASU 2014-9.

Recently Adopted Accounting Standards. In accordance with U.S. GAAP, the following provision, which had no material impact on the Company’s financial position, results of operations or cash flows, was adopted effective the first quarter of fiscal year 2015: ASU 2014-8, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

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

Goodwill is the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. The changes in the carrying amount of goodwill, which is not subject to amortization, were as follows (in thousands):

	Americas	Europe	Asia	Total
Balance at January 3, 2015	$119,438	$66,433	$11,857	$197,728
Acquisitions	—	4,487	—	4,487
Foreign currency changes	(215)	(4,711)	(37)	(4,963)
Balance at October 3, 2015	$119,223	$66,209	$11,820	$197,252

3. INVENTORIES

Inventories consisted of the following (in thousands):

	October 3, 2015	January 3, 2015
Components and parts	$54,154	$48,797
Work-in-process	8,791	13,719
Finished goods	683,398	534,765
Inventories	$746,343	$597,281

4. WARRANTY LIABILITIES

The Company’s warranty liability is recorded in accrued expenses-other in the Company’s condensed consolidated balance sheets. Warranty liability activity consisted of the following (in thousands):

	For the 39 Weeks Ended October 3, 2015	For the 40 Weeks Ended October 4, 2014
Beginning balance	$13,500	$15,658
Settlements in cash or kind	(6,627)	(7,750)
Warranties issued and adjustments to preexisting warranties (1)	7,305	6,614
Liabilities assumed in acquisition	44	—
Ending balance	$14,222	$14,522
_______________________________________________
(1) Changes in cost estimates related to preexisting warranties are aggregated with accruals for new standard warranties issued and foreign currency changes.

5. INCOME TAXES

The Company’s income tax expense and related effective rate were as follows (in thousands, except percentage data):

	For the 13 Weeks Ended October 3, 2015	For the 13 Weeks Ended October 4, 2014	For the 39 Weeks Ended October 3, 2015	For the 40 Weeks Ended October 4, 2014
Income tax expense	$17,303	$46,931	$58,721	$103,286
Income tax rate	22.3%	30.6%	27.1%	30.9%

The lower effective tax rate in the Third Quarter, as compared to the Prior Year Quarter, was primarily due to foreign tax credits generated from management's decision to no longer permanently reinvest the earnings of certain high-taxed foreign subsidiaries and a reduction in foreign earnings subject to U.S. taxation. The lower effective tax rate for the Year to Date Period, as compared to the Prior Year YTD Period, was primarily attributable to foreign tax credits generated from management's decision to no longer permanently reinvest the earnings of certain high-taxed foreign subsidiaries, the recognition of income tax benefits due to the settlement of audits and a reduction in foreign earnings subject to U.S. taxation.

As of October 3, 2015, the total amount of unrecognized tax benefits, excluding interest and penalties, was $13.1 million, of which $10.3 million would favorably impact the effective tax rate in future periods, if recognized. During the second quarter of fiscal year 2015, the U.S. Internal Revenue Service closed its examination of the Company’s 2010-2012 federal income tax returns, and the Company received a refund of $2.2 million. The Company is subject to examinations in various state and foreign jurisdictions for its 2008-2014 tax years, none of which the Company believes are significant, individually or in the aggregate. Tax audit outcomes and timing of tax audit settlements are subject to significant uncertainty.

The Company has classified uncertain tax positions as long-term income taxes payable, unless such amounts are expected to be paid within twelve months of the condensed consolidated balance sheet date. As of October 3, 2015, the Company had recorded $1.8 million of unrecognized tax benefits, excluding interest and penalties, for positions that are expected to be settled within the next twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes receivable/payable, respectively. The total amount of accrued income tax-related interest and penalties included in the condensed consolidated balance sheets at October 3, 2015 was $1.9 million and $0.4 million, respectively. For the Third Quarter and Year To Date Period, the Company accrued income tax-related interest expense of $0.2 million and $0.6 million, respectively.

6. STOCKHOLDERS’ EQUITY

Common Stock Repurchase Programs. Purchases of the Company’s common stock are made from time to time pursuant to its repurchase programs, subject to market conditions and at prevailing market prices, through the open market. Repurchased shares of common stock are recorded at cost and become authorized but unissued shares which may be issued in the future for general corporate or other purposes. The Company may terminate or limit its stock repurchase program at any time. In the event the repurchased shares are canceled, the Company accounts for retirements by allocating the repurchase price to common stock, additional paid-in capital and retained earnings. The repurchase price allocation is based upon the equity contribution associated with historical issuances. The repurchase programs are conducted pursuant to Rule 10b-18 of the Securities Exchange Act of 1934.

During the Year To Date Period, the Company effectively retired 2.7 million shares of common stock repurchased under its repurchase programs. The effective retirement of repurchased common stock decreased common stock by approximately $27,300, additional paid-in capital by $0.7 million, retained earnings by $228.8 million and treasury stock by $229.5 million. At January 3, 2015 and October 3, 2015, all treasury stock had been effectively retired. As of October 3, 2015, the Company had $829.3 million of repurchase authorizations remaining under its combined repurchase programs.

The following tables reflect the Company’s common stock repurchase activity for the periods indicated (in millions):

			For the 13 Weeks Ended October 3, 2015		For the 13 Weeks Ended October 4, 2014
Fiscal Year Authorized	Dollar Value Authorized	Termination Date	Number of Shares Repurchased	Dollar Value Repurchased	Number of Shares Repurchased	Dollar Value Repurchased
2014	$1,000.0	December 2018	0.2	$12.4	—	$—
2012	$1,000.0	December 2016 (1)	—	$—	1.3	$133.8
2010	$30.0	None	—	$—	—	$—

			For the 39 Weeks Ended October 3, 2015		For the 40 Weeks Ended October 4, 2014
Fiscal Year Authorized	Dollar Value Authorized	Termination Date	Number of Shares Repurchased	Dollar Value Repurchased	Number of Shares Repurchased	Dollar Value Repurchased
2014	$1,000.0	December 2018	2.4	$200.7	—	$—
2012	$1,000.0	December 2016 (1)	0.3	$28.8	3.0	$318.4
2010	$30.0	None	—	$—	—	$—
______________________________________________
(1) In the first quarter of fiscal year 2015, the Company completed this repurchase plan.

Controlling and Noncontrolling Interest. The following tables summarize the changes in equity attributable to controlling and noncontrolling interest (in thousands):

	Fossil Group, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance at January 3, 2015	$977,860	$5,941	$983,801
Net income	150,252	7,335	157,587
Currency translation adjustment	(35,382)	—	(35,382)
Derivative instruments-net change	(5,443)	—	(5,443)
Common stock issued upon exercise of stock options	658	—	658
Tax expense derived from stock-based compensation	(930)	—	(930)
Distribution of noncontrolling interest earnings	—	(5,257)	(5,257)
Business acquisition	—	5,831	5,831
Acquisition of common stock	(231,220)	—	(231,220)
Stock-based compensation expense	13,997	—	13,997
Balance at October 3, 2015	$869,792	$13,850	$883,642

	Fossil Group, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance at December 28, 2013	$1,068,677	$6,690	$1,075,367
Net income	222,581	7,884	230,465
Currency translation adjustment	(43,080)	—	(43,080)
Derivative instruments-net change	11,361	—	11,361
Common stock issued upon exercise of stock options	1,922	—	1,922
Tax benefit derived from stock-based compensation	885	—	885
Distribution of noncontrolling interest earnings and other	—	(5,392)	(5,392)
Pension plan activity	(3,293)	—	(3,293)
Acquisition of common stock	(321,224)	—	(321,224)
Stock-based compensation expense	14,238	—	14,238
Balance at October 4, 2014	$952,067	$9,182	$961,249

7. EMPLOYEE BENEFIT PLANS

Stock-Based Compensation Plans. The following table summarizes stock options and stock appreciation rights activity during the Third Quarter:

Stock Options and Stock Appreciation Rights	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in Thousands)		(in Years)	(in Thousands)
Outstanding at July 4, 2015	744	$84.94	5.5	$7,667
Granted	5	70.12
Exercised	(3)	25.27		123
Forfeited or expired	(28)	103.07
Outstanding at October 3, 2015	718	84.39	5.3	4,580
Exercisable at October 3, 2015	526	$82.73	4.7	$4,580

The aggregate intrinsic value shown in the table above is before income taxes and is based on (i) the exercise price for outstanding and exercisable options/rights at October 3, 2015 and (ii) the fair market value of the Company’s common stock on the exercise date for options/rights that were exercised during the Third Quarter.

Stock Options and Stock Appreciation Rights Outstanding and Exercisable. The following tables summarize information with respect to stock options and stock appreciation rights outstanding and exercisable at October 3, 2015:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Number of Shares	Weighted- Average Exercise Price
	(in Thousands)		(in Years)	(in Thousands)
$13.65 - $30.71	72	$19.96	2.7	72	$19.96
$31.24 - $67.10	69	38.11	3.5	69	38.11
$69.53 - $106.40	93	80.85	5.5	92	80.78
$106.89 - $131.46	156	127.97	6.2	156	127.97
Total	390	$80.86	4.9	389	$80.85

Stock Appreciation Rights Outstanding				Stock Appreciation Rights Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Number of Shares	Weighted- Average Exercise Price
	(in Thousands)		(in Years)	(in Thousands)
$13.65 - $30.71	23	$18.01	1.2	23	$18.01
$31.24 - $67.10	11	45.09	3.0	11	45.09
$69.53 - $106.40	190	83.95	6.7	43	90.96
$106.89 - $131.46	104	117.93	5.6	60	121.68
Total	328	$88.59	5.8	137	$88.06

Restricted Stock, Restricted Stock Units and Performance Restricted Stock Units. The following table summarizes restricted stock, restricted stock unit and performance restricted stock unit activity during the Third Quarter:

Restricted Stock, Restricted Stock Units and Performance Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in Thousands)
Nonvested at July 4, 2015	437	$89.22
Granted	6	67.72
Vested	(8)	103.06
Forfeited	(14)	89.69
Nonvested at October 3, 2015	421	$88.61

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

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables illustrate changes in the balances of each component of accumulated other comprehensive income (loss), net of taxes (in thousands):

	For the 13 Weeks Ended October 3, 2015
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Interest Rate Swaps	Pension Plan	Total
Beginning balance	$(55,188)	$15,348	$(1,055)	$(3,647)	$(44,542)
Other comprehensive income (loss) before reclassifications	(7,435)	3,825	(2,044)	—	(5,654)
Tax (expense) benefit	—	(1,177)	745	—	(432)
Amounts reclassed from accumulated other comprehensive income	—	10,553	(623)	—	9,930
Tax (expense) benefit	—	(3,549)	226	—	(3,323)
Total other comprehensive income (loss)	(7,435)	(4,356)	(902)	—	(12,693)
Ending balance	$(62,623)	$10,992	$(1,957)	$(3,647)	$(57,235)

d	For the 13 Weeks Ended October 4, 2014
	Currency Translation Adjustments	Cash Flow Hedges			Net Investment Hedges
		Forward Contracts	Interest Rate Swap	Pension Plan		Total
Beginning balance	$38,551	$(2,547)	$(319)	$(2,557)	$257	$33,385
Other comprehensive income (loss) before reclassifications	(43,479)	21,752	(91)	—	—	(21,818)
Tax (expense) benefit	—	(9,341)	33	—	—	(9,308)
Amounts reclassed from accumulated other comprehensive income	—	1,560	(680)	—	—	880
Tax (expense) benefit	—	(548)	248	—	—	(300)
Total other comprehensive income (loss)	(43,479)	11,399	374	—	—	(31,706)
Ending balance	$(4,928)	$8,852	$55	$(2,557)	$257	$1,679

	For the 39 Weeks Ended October 3, 2015
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Interest Rate Swaps	Pension Plan	Total
Beginning balance	$(27,241)	$14,980	$(502)	$(3,647)	$(16,410)
Other comprehensive income (loss) before reclassifications	(35,382)	25,287	1,010	—	(9,085)
Tax (expense) benefit	—	(7,142)	(368)	—	(7,510)
Amounts reclassed from accumulated other comprehensive income	—	33,546	3,300	—	36,846
Tax (expense) benefit	—	(11,413)	(1,203)	—	(12,616)
Total other comprehensive income (loss)	(35,382)	(3,988)	(1,455)	—	(40,825)
Ending balance	$(62,623)	$10,992	$(1,957)	$(3,647)	$(57,235)

	For the 40 Weeks Ended October 4, 2014
	Currency Translation Adjustments	Cash Flow Hedges			Net Investment Hedges
		Forward Contracts	Interest Rate Swap	Pension Plan		Total
Beginning balance	$38,152	$(2,091)	$(106)	$736	$—	$36,691
Other comprehensive income (loss) before reclassifications	(43,080)	19,652	(1,850)	(2,946)	410	(27,814)
Tax (expense) benefit	—	(9,228)	676	(347)	(153)	(9,052)
Amounts reclassed from accumulated other comprehensive income	—	(839)	(2,103)	—	—	(2,942)
Tax (expense) benefit	—	320	768	—	—	1,088
Total other comprehensive income (loss)	(43,080)	10,943	161	(3,293)	257	(35,012)
Ending balance	$(4,928)	$8,852	$55	$(2,557)	$257	$1,679

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

Summary information by operating segment was as follows (in thousands):

	For the 13 Weeks Ended October 3, 2015		For the 13 Weeks Ended October 4, 2014
	Net Sales	Operating Income	Net Sales	Operating Income
Americas	$391,201	$84,353	$441,181	$119,453
Europe	260,263	58,577	304,880	80,470
Asia	119,839	14,173	148,421	29,035
Corporate		(81,398)		(74,025)
Consolidated	$771,303	$75,705	$894,482	$154,933

	For the 39 Weeks Ended October 3, 2015		For the 40 Weeks Ended October 4, 2014
	Net Sales	Operating Income	Net Sales	Operating Income
Americas	$1,143,885	$246,886	$1,204,540	$307,308
Europe	722,442	137,729	824,220	179,748
Asia	370,036	55,223	416,086	87,105
Corporate		(237,545)		(229,772)
Consolidated	$2,236,363	$202,293	$2,444,846	$344,389

	October 3, 2015		January 3, 2015
	Long-Term Assets	Total Assets	Long-Term Assets	Total Assets
Americas	$264,689	$843,354	$263,324	$809,548
Europe	203,342	543,210	220,742	561,486
Asia	52,443	211,518	57,508	233,881
Corporate	169,369	656,795	176,124	602,637
Total	$689,843	$2,254,877	$717,698	$2,207,552

The following tables reflect net sales for each class of similar products in the periods presented (in thousands, except percentage data):

	For the 13 Weeks Ended October 3, 2015		For the 13 Weeks Ended October 4, 2014
	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches	$581,069	75.3%	$696,291	77.8%
Leathers	104,777	13.6	107,954	12.1
Jewelry	66,984	8.7	70,718	7.9
Other	18,473	2.4	19,519	2.2
Total	$771,303	100.0%	$894,482	100.0%

	For the 39 Weeks Ended October 3, 2015		For the 40 Weeks Ended October 4, 2014
	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches	$1,708,730	76.4%	$1,908,887	78.1%
Leathers	287,083	12.8	295,001	12.1
Jewelry	185,751	8.3	183,419	7.5
Other	54,799	2.5	57,539	2.3
Total	$2,236,363	100.0%	$2,444,846	100.0%

10. DERIVATIVES AND RISK MANAGEMENT

Cash Flow Hedges. The primary risks managed by using derivative instruments are the fluctuations in global currencies that will ultimately be used by non-U.S. dollar functional currency subsidiaries to settle future payments of intercompany inventory transactions denominated in U.S. dollars. Specifically, the Company projects future intercompany purchases by its non-U.S. dollar functional currency subsidiaries generally over a period of up to 24 months. The Company enters into forward contracts, generally for up to 85% of the forecasted purchases, to manage fluctuations in global currencies that will ultimately be used to settle such U.S. dollar denominated inventory purchases. Forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon settlement date and exchange rate. These forward contracts are designated as single cash flow hedges. Fluctuations in exchange rates will either increase or decrease the Company’s U.S. dollar equivalent cash flows from these intercompany inventory transactions, which will affect the Company’s U.S. dollar earnings. Gains or losses on the forward contracts are expected to offset these fluctuations to the extent the cash flows are hedged by the forward contracts.

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

As of October 3, 2015, the Company had the following outstanding forward contracts designated as cash flow hedges that were entered into to hedge the future payments of intercompany inventory transactions (in millions):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Euro	225.9	U.S. dollar	264.0
British pound	47.1	U.S. dollar	73.6
Canadian dollar	60.3	U.S. dollar	48.5
Japanese yen	3,992.6	U.S. dollar	33.9
Mexican peso	346.5	U.S. dollar	21.3
Australian dollar	19.4	U.S. dollar	14.3

The Company is also exposed to interest rate risk related to its outstanding debt. To manage the interest rate risk related to its $231.3 million U.S.-based term loan, as amended and restated on March 9, 2015 (“Term Loan”), the Company entered into an interest rate swap agreement on July 26, 2013 with a term of approximately five years. The objective of this hedge is to offset the variability of future payments associated with interest rates on the Term Loan. The interest rate swap agreement hedges the 1-month London Interbank Offer Rate ("LIBOR") based variable rate debt obligations under the Term Loan. Under the terms of the swap, the Company pays a fixed interest rate of 1.288% per annum to the swap counterparty plus the LIBOR rate applicable margin (which varies based upon the Company’s consolidated leverage ratio (the “Ratio”) from 1.25% if the Ratio is less than 1.00 to 1.00, to 2.00% if the Ratio is greater than or equal to 2.00 to 1.00). The notional amount will amortize over the remaining life of the Term Loan to coincide with repayments on the underlying loan. The Company will receive interest from the swap counterparty at a variable rate based on 1-month LIBOR. This hedge is designated as a cash flow hedge. Additionally, to manage interest rate risk related to forecasted debt issuances, the Company entered into a forward starting interest rate swap agreement on March 20, 2015 with a term of approximately 10 years. The objective of this hedge was to offset the variability of future interest payments associated with forecasted debt issuances. The forecasted debt issuances did not occur, and in May 2015, the Company entered into an agreement to offset and unwind the forward starting interest rate swap. As a result of this transaction, a gain of $3.3 million net of taxes was reclassified from accumulated other comprehensive income (loss) to other income (expense)-net during the second quarter of fiscal year 2015.

Net Investment Hedges. The Company is also exposed to risk that adverse changes in foreign currency exchange rates could impact its net investment in foreign operations. To manage this risk, during the first quarter of fiscal year 2014, the Company entered into a forward contract designated as a net investment hedge to reduce exposure to changes in currency exchange rates on 25.0 million euros of its total investment in a wholly-owned euro-denominated foreign subsidiary. The hedge was settled during the second quarter of fiscal year 2014. During the Third Quarter, the Company entered into forward contracts designated as net investment hedges to reduce exposure to changes in currency exchange rates on 58.9 million euros of its total investment in two wholly-owned, euro-denominated foreign subsidiaries and on 1.8 billion yen of its total investment in a wholly-owned Japanese yen-denominated foreign subsidiary.

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

Non-designated Hedges. The Company also periodically enters into forward contracts to manage exchange rate risks associated with certain non-inventory intercompany transactions and for which the Company does not elect cash flow hedge accounting treatment. As of October 3, 2015, the Company had approximately $1.3 million in non-designated forward contracts on 17.7 million rand associated with a majority-owned, South African rand-denominated foreign subsidiary, for which the Company does not elect cash flow hedge accounting treatment. As of January 3, 2015, all of the Company’s outstanding forward contracts were designated as hedging instruments. Changes in the fair value of derivatives not designated as hedging instruments are recognized in earnings when they occur.

The effective portion of gains and losses on derivative instruments that were recognized in other comprehensive income (loss), net of taxes during the Third Quarter, Prior Year Quarter, Year To Date Period and Prior Year YTD Period are set forth below (in thousands):

	For the 13 Weeks Ended October 3, 2015	For the 13 Weeks Ended October 4, 2014
Cash flow hedges:
Forward contracts	$2,648	$12,411
Interest rate swaps	(1,299)	(58)
Net investment hedges:
Forward contracts	1,218	—
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$2,567	$12,353

	For the 39 Weeks Ended October 3, 2015	For the 40 Weeks Ended October 4, 2014
Cash flow hedges:
Forward contracts	$18,145	$10,424
Interest rate swaps	642	(1,174)
Net investment hedges:
Forward contracts	1,218	257
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$20,005	$9,507

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

Derivative Instruments	Condensed Consolidated Statements of Income and Comprehensive Income Location	Effect of Derivative Instruments	For the 13 Weeks Ended October 3, 2015	For the 13 Weeks Ended October 4, 2014
Forward contracts designated as cash flow hedging instruments	Other income (expense)-net	Total gain (loss) reclassified from other comprehensive income (loss)	$7,004	$1,012
Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$(205)	$—
Interest rate swap designated as a cash flow hedging instrument	Interest expense	Total gain (loss) reclassified from other comprehensive income (loss)	$(397)	$(432)

Derivative Instruments	Condensed Consolidated Statements of Income and Comprehensive Income Location	Effect of Derivative Instruments	For the 39 Weeks Ended October 3, 2015	For the 40 Weeks Ended October 4, 2014
Forward contracts designated as cash flow hedging instruments	Other income (expense)-net	Total gain (loss) reclassified from other comprehensive income (loss)	$22,133	$(519)
Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$(125)	$(148)
Interest rate swap designated as a cash flow hedging instrument	Interest expense	Total gain (loss) reclassified from other comprehensive income (loss)	$(1,234)	$(1,335)
Interest rate swap designated as a cash flow hedging instrument	Other income (expense)-net	Total gain (loss) reclassified from other comprehensive income (loss)	$3,331	$—

The following table discloses the fair value amounts for the Company’s derivative instruments as separate asset and liability values, presents the fair value of derivative instruments on a gross basis, and identifies the line items in the condensed consolidated balance sheets in which the fair value amounts for these categories of derivative instruments are included (in thousands):

	Asset Derivatives				Liability Derivatives
	October 3, 2015		January 3, 2015		October 3, 2015		January 3, 2015
Derivative Instruments	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value
Forward contracts designated as cash flow hedging instruments	Prepaid expenses and other current assets	$16,278	Prepaid expenses and other current assets	$25,867	Accrued expenses- other	$1,438	Accrued expenses- other	$—
Forward contracts not designated as hedging instruments	Prepaid expenses and other current assets	34	Prepaid expenses and other current assets	—	Accrued expenses- other	—	Accrued expenses- other	—
Forward contracts designated as net investment hedges	Prepaid expenses and other current assets	1,917	Prepaid expenses and other current assets	—	Accrued expenses- other	—	Accrued expenses- other	—
Interest rate swap designated as a cash flow hedging instrument	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	—	Accrued expenses- other	2,018	Accrued expenses- other	2,157
Forward contracts designated as cash flow hedging instruments	Intangible and other assets-net	1,356	Intangible and other assets-net	1,802	Other long-term liabilities	237	Other long-term liabilities	—
Interest rate swap designated as a cash flow hedging instrument	Intangible and other assets-net	—	Intangible and other assets-net	1,724	Other long-term liabilities	1,061	Other long-term liabilities	357
Total		$19,585		$29,393		$4,754		$2,514

At the end of the Third Quarter, the Company had forward contracts with maturities extending through September 2017. As of October 3, 2015, an estimated net gain of $9.9 million is expected to be reclassified into earnings within the next twelve months at prevailing foreign currency exchange rates. See “Note 1—Financial Statement Policies” for additional disclosures on foreign currency hedging instruments.

11. FAIR VALUE MEASUREMENTS

The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

Accounting Standards Codification ("ASC") 820, Fair Value Measurement and Disclosures (“ASC 820”), establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on the Company’s assumptions.

ASC 820 requires the use of observable market data if such data is available without undue cost and effort.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of October 3, 2015 (in thousands):

	Fair Value at October 3, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Forward contracts	$—	$17,668	$—	$17,668
Deferred compensation plan assets:
Investment in publicly traded mutual funds	2,401	—	—	2,401
Net investment hedges	—	1,917	—	$1,917
Total	$2,401	$19,585	$—	$21,986
Liabilities:
Contingent consideration	$—	$—	$5,276	$5,276
Forward contracts	—	1,675	—	1,675
Interest rate swap	—	3,079	—	3,079
Total	$—	$4,754	$5,276	$10,030

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of January 3, 2015 (in thousands):

	Fair Value at January 3, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Forward contracts	$—	$27,669	$—	$27,669
Deferred compensation plan assets:
Investment in publicly traded mutual funds	2,477	—	—	2,477
Interest rate swap	—	1,724	—	1,724
Total	$2,477	$29,393	$—	$31,870
Liabilities:
Contingent consideration	$—	$—	$7,114	$7,114
Interest rate swap	—	2,514	—	2,514
Total	$—	$2,514	$7,114	$9,628

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

The Company has evaluated its short-term and long-term debt as of October 3, 2015 and January 3, 2015 and believes, based on the interest rates, related terms and maturities, that the carrying amounts of such instruments approximated their fair values. As of October 3, 2015 and January 3, 2015, the carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated their fair values due to the short-term maturities of these accounts.

The fair value of the contingent consideration liability related to the acquisition of the Company’s joint venture company, Fossil, S.L. (“Fossil Spain”), was determined using Level 3 inputs. The contingent consideration recorded as of October 3, 2015 is based on Fossil Spain’s earnings for fiscal year 2014 and actual and forecasted earnings for fiscal year 2015. During the second quarter of fiscal year 2015, the Company made a 1.9 million euro payment towards the 2014 contingent consideration, leaving a remaining liability of 1.5 million euros (approximately $1.7 million) which will be paid during the remaining part of fiscal year 2015. The contingent consideration for calendar year 2015 will be paid upon the execution of the purchase agreement in 2016. The fair value of the contingent consideration was determined using present value techniques with forecasted future cash flows for Fossil Spain as the significant unobservable input. Future revenue growth based on management’s projections for the 2015 calendar year is approximately 13%. Operating expenses are projected to be approximately 25% of revenues for calendar year 2015. A discount rate of 19% was used to calculate the present value of the contingent consideration. The contingent consideration liability for calendar year 2015 is valued at the maximum annual variable price of 3.5 million euros (approximately $3.9 million). A decrease in future cash flows may result in a lower estimated fair value of the calendar year 2015 contingent consideration liability. Future changes in the estimated fair value of the contingent consideration liability, if any, will be reflected in earnings.

In accordance with the provisions of ASC 360, Property, Plant and Equipment, property, plant and equipment—net with a carrying amount of $7.2 million related to retail store leasehold improvements and fixturing was written down to a fair value of $0.1 million, and related key money in the amount of $0.1 million was deemed not recoverable, resulting in an impairment charge of $7.2 million for the Year To Date Period.

The fair values of assets related to the Company-owned retail stores were determined using Level 3 inputs. Of the $7.2 million impairment expense, $4.1 million, $1.1 million and $0.4 million were recorded in SG&A in the Europe, Americas and Asia segments, respectively, and $1.6 million was recorded in restructuring charges in the Americas segment.

12. INTANGIBLE AND OTHER ASSETS

The following table summarizes intangible and other assets (in thousands):

		October 3, 2015		January 3, 2015
	Useful	Gross	Accumulated	Gross	Accumulated
At Fiscal Year End	Lives	Amount	Amortization	Amount	Amortization
Intangibles-subject to amortization:
Trademarks	10 yrs.	$4,175	$3,135	$4,174	$2,950
Customer lists	5-10 yrs.	43,637	20,129	41,703	17,457
Patents	3-20 yrs.	2,273	2,055	2,273	1,902
Noncompete agreement	6 yrs.	1,826	1,065	1,855	851
Other	7-20 yrs.	551	510	353	341
Total intangibles-subject to amortization		52,462	26,894	50,358	23,501
Intangibles-not subject to amortization:
Trade names		83,619		83,610
Other assets:
Key money deposits		30,205	19,756	31,892	18,661
Other deposits		22,017		21,854
Deferred compensation plan assets		2,401		2,477
Deferred tax asset-net		7,546		8,583
Restricted cash		524		575
Shop-in-shop		12,097	9,492	16,333	9,660
Interest rate swap		—		1,724
Forward contracts		1,357		1,802
Other		6,085		6,978
Total other assets		82,232	29,248	92,218	28,321
Total intangible and other assets		$218,313	$56,142	$226,186	$51,822
Total intangible and other assets-net			$162,171		$174,364

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

Amortization expense for intangible assets was approximately $1.2 million and $1.3 million for the Third Quarter and Prior Year Quarter, respectively, and $3.7 million and $3.9 million for the Year To Date Period and Prior Year YTD Period, respectively. Estimated aggregate future amortization expense by fiscal year for intangible assets is as follows (in thousands):

Fiscal Year	Amortization Expense
2015 (remaining)	$1,209
2016	$4,825
2017	$4,567
2018	$4,211
2019	$4,116
2020	$3,604

13. COMMITMENTS AND CONTINGENCIES

Litigation. The Company is occasionally subject to litigation or other legal proceedings in the normal course of its business. The Company does not believe that the outcome of any currently pending legal matters, individually or collectively, will have a material effect on the business or financial condition of the Company.

14. DEBT ACTIVITY

On March 9, 2015, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for (i) revolving credit loans in the amount of $1.05 billion (the “Revolving Credit Facility”), with an up to $20.0 million subfacility for swingline loans (the “Swingline Loan”), and an up to $10.0 million subfacility for letters of credit, and (ii) the Term Loan in the amount of $231.3 million. The Credit Agreement expires and is due and payable on May 17, 2018.

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

The Company made net principal payments of $4.7 million under the Term Loan during the Third Quarter and $10.9 million in the aggregate under the Term Loan and Prior Term Loan during the Year To Date Period. The Company had net borrowings of $118.3 million under the Revolving Credit Facility during the Third Quarter and $188.0 million in the aggregate under the Revolving Credit Facility and Prior Revolver during the Year To Date Period. Borrowings were primarily used to fund stock repurchases, capital expenditures and normal operating expenses. As of October 3, 2015, the Company had $220.3 million and $577.0 million outstanding under the Term Loan and the Revolving Credit Facility, respectively. Amounts available under the Revolving Credit Facility are reduced by any amounts outstanding under standby letters of credit. As of October 3, 2015, the Company had available borrowing capacity of approximately $472.1 million under the Revolving Credit Facility, which was favorably impacted by a $303.0 million international cash balance. The Company incurred approximately $1.5 million of interest expense related to the Term Loan during the Third Quarter and $4.4 million in the aggregate under the Term Loan and Prior Term Loan during the Year To Date Period, including the impact of the related interest rate swap. The Company incurred approximately $3.1 million of interest expense related to the Revolving Credit Facility during the Third Quarter and $8.1 million in the aggregate under the Revolving Credit Facility and Prior Revolver during the Year To Date Period. The Company was in compliance with all covenants in the Term Loan and Revolving Credit Facility as of October 3, 2015.

15. RESTRUCTURING

The Company implemented a restructuring program in the first quarter of fiscal year 2015 to optimize its operating structure and store locations. The costs associated with this plan include various charges, including severance and other employment-related costs, professional services and costs related to store closures. The Company expects total remaining restructuring charges of $2.0 million, which will be incurred in the fourth quarter of fiscal year 2015. The following tables show a rollforward of the liability incurred for the Company’s restructuring plan (in thousands):

	For the 13 Weeks Ended October 3, 2015
	Organizational Realignment	Retail Profitability	Total
Balance at July 4, 2015	$3,898	$—	$3,898
Charges to expense (1)	2,250	891	3,141
Cash payments	(4,961)	(891)	(5,852)
Non-cash items	—	—	—
Balance at October 3, 2015	$1,187	$—	$1,187

	For the 39 Weeks Ended October 3, 2015
	Organizational Realignment	Retail Profitability	Total
Balance at January 3, 2015	$—	$—	$—
Charges to expense (1)	14,567	7,133	21,700
Cash payments	(13,380)	(4,752)	(18,132)
Non-cash items	—	(2,381)	(2,381)
Balance at October 3, 2015	$1,187	$—	$1,187
_______________________________________________
(1) Charges to expense include changes in estimates.

Restructuring charges by operating segment were as follows (in thousands):

	For the 13 Weeks Ended October 3, 2015	For the 39 Weeks Ended October 3, 2015
Americas	$891	$7,133
Europe	514	3,149
Asia	90	210
Corporate	1,646	11,208
Consolidated	$3,141	$21,700

16. SUBSEQUENT EVENT

Misfit Inc. Acquisition. On November 11, 2015, the Company entered into a definitive agreement to acquire Misfit Inc. (“Misfit”). Misfit is a privately held company that invents and manufactures connected wearable products sold around the world at retailers and on www.misfit.com. The Company expects the acquisition to close before the end of fiscal 2015, subject to customary closing conditions and regulatory approval. The purchase price of approximately $250 million in cash is subject to a working capital adjustment and will be funded through a combination of cash on hand and available borrowings on the Revolver.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition and results of operations of Fossil Group, Inc. and its subsidiaries for the thirteen and thirty-nine week periods ended October 3, 2015 (the “Third Quarter” and “Year To Date Period,” respectively) as compared to the thirteen and forty week periods ended October 4, 2014 (the “Prior Year Quarter” and “Prior Year YTD Period,” respectively). Our fiscal year periodically results in a 53-week year instead of a normal 52-week year. The prior fiscal year ended January 3, 2015 was a 53-week year, with the additional week included in the first quarter of the fiscal year. Accordingly, the information presented herein includes thirty-nine weeks of operations for the Year To Date Period as compared to forty weeks included in the Prior Year YTD Period. This discussion should be read in conjunction with the condensed consolidated financial statements and the related notes thereto.

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

Domestically, we sell our products through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, Company-owned retail and outlet stores, mass market stores and through our FOSSIL® website. Our wholesale customer base includes, among others, Dillard’s, JCPenney, Kohl’s, Macy’s, Neiman Marcus, Nordstrom, Saks Fifth Avenue, Target and Wal-Mart. In the United States, our network of Company-owned stores included 101 retail stores located in premier retail sites and 137 outlet stores located in major outlet malls as of October 3, 2015. In addition, we offer an extensive collection of our FOSSIL brand products on our website, www.fossil.com, as well as proprietary and licensed watch and jewelry brands through other managed and affiliate websites.

Internationally, our products are sold to department stores, specialty retail stores and specialty watch and jewelry stores in approximately 150 countries worldwide through 26 Company-owned foreign sales subsidiaries and through a network of approximately 75 independent distributors. Our products are offered on airlines and cruise ships and in international Company-owned retail stores. Internationally, our network of Company-owned stores included 246 retail stores and 125 outlet stores in select international markets as of October 3, 2015. Our products are also sold through licensed and franchised FOSSIL retail stores, retail concessions operated by us and kiosks in certain international markets, as well as our websites in certain countries.

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

The majority of our products are sold at retail price points ranging from $85 to $600. We believe that the price/value relationship and the differentiation and innovation of our products, in comparison to those of our competitors, will allow us to maintain or grow our market share in those markets in which we compete. Historically, during recessionary periods, the strength of our balance sheet, our strong operating cash flow and the relative size of our business with our wholesale customers, in comparison to that of our competitors, have allowed us to weather recessionary periods for longer periods of time and generally resulted in market share gains to us.

Our international operations are subject to many risks, including foreign currency fluctuations and risks related to the global economy. Generally, a strengthening of the U.S. dollar against currencies of other countries in which we operate will reduce the translated amounts of sales and operating expenses of our subsidiaries, which results in a reduction of our consolidated operating income. We manage these currency risks by using derivative instruments. The primary risks managed by using derivative instruments are the future payments by non-U.S. dollar functional currency subsidiaries of intercompany inventory transactions denominated in U.S. dollars. We enter into foreign exchange forward contracts ("forward contracts") to manage fluctuations in global currencies that will ultimately be used to settle such U.S. dollar denominated inventory purchases. We are also exposed to interest rate risk associated with our variable rate debt, which we manage with an interest rate swap.

For a more complete discussion of the risks facing our business, see “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 3, 2015.

Results of Operations

Executive Summary. During the Third Quarter, net sales decreased 14% (8% in constant currency), as compared to the Prior Year Quarter, reflecting sequential quarterly sales declines in the Americas, Europe and Asia. In addition to the sluggish watch businesses and unfavorable economic environments in many of our key markets, the comparison to the Prior Year Quarter was challenging as the Prior Year Quarter was our strongest growth quarter in fiscal 2014 with an increase of 10% in constant currency and on a comparable calendar basis. Despite the challenging environment, our initiatives to drive our owned brands are gaining traction, as both FOSSIL and SKAGEN® grew. On a constant currency basis in the Third Quarter, our FOSSIL and SKAGEN lifestyle brands delivered growth which was more than offset by a decrease in our multi-brand licensed watch portfolio. We believe the growth in FOSSIL and SKAGEN continues to indicate that our investments in demand creation initiatives are working. During the Third Quarter, sales of our FOSSIL branded products decreased 6% (increased 2% in constant currency), and our SKAGEN branded products increased 1% (10% in constant currency), while our multi-brand global watch portfolio decreased 17% (11% in constant currency), as compared to the Prior Year Quarter. On a constant currency basis, FOSSIL brand sales expanded across all regions during the Third Quarter with global growth led by leathers and watches, while jewelry products were relatively flat as compared to the Prior Year Quarter. SKAGEN brand sales increased across each of our regions during the Third Quarter, led by watches on a constant currency basis, and we also saw continued positive responses to both leathers and jewelry. We continue to see great potential with SKAGEN through expanded global distribution fueled by its unique positioning and design. The challenge remains with our watch business, which declined in the Third Quarter. We believe the traditional watch category remains sluggish as tech-enabled devices offer consumers additional choices. Compounding that negative impact is the fact that we are lapping the historical out-sized success of the MICHAEL KORS® brand. For the Year To Date Period, excluding the MICHAEL KORS brand, our watch business was roughly flat on a constant currency and comparable calendar basis. During the first half of this fiscal year, we added KATE SPADE NEW YORK® and CHAPS® to our global watch portfolio and we have been focused on developing new assortments that will fully leverage our distribution platform and expand globally. We believe we have the most desirable fashion brands in our portfolio and are focused on driving innovation including designs, colors, styles and now technology, to drive growth in this portion of our business. During the Third Quarter, global comparable store sales decreased 0.6% in our owned retail stores as positive comparable store sales results in Europe were more than offset by declines in the Americas and Asia. As sales in our retail stores continued to be unfavorably impacted by declining traffic, we continued to focus on omni-channel and digital initiatives which drove strong e-commerce growth in the Third Quarter.

During the Third Quarter, gross profit and the gross margin rate decreased as compared to the Prior Year Quarter primarily driven by changes in foreign currencies. Excluding the impacts of currency, the gross margin rate expanded mainly due to the favorable impacts of our pricing initiatives and lower product costs which more than offset the impact of higher markdowns and clearance activities. Our operating margin decreased during the Third Quarter as compared to the Prior Year Quarter, primarily as a result of lower sales and the unfavorable impact of currencies.

During the Third Quarter, we invested $12.4 million to repurchase 0.2 million shares of our common stock. Our financial performance, including the unfavorable impacts of currencies combined with our share repurchase activity, resulted in earnings of $1.19 per diluted share.

Quarterly Periods Ended October 3, 2015 and October 4, 2014

Consolidated Net Sales. Net sales decreased $123.2 million or 13.8% (decreased 8% in constant currency), for the Third Quarter as compared to the Prior Year Quarter. Global watch sales decreased $115.3 million or 16.6% (11% in constant currency), while our leathers products decreased $3.2 million or 3.0% (increased 3% in constant currency). Our jewelry business decreased $3.7 million or 5.2% (increased 3% in constant currency), as a result of a decrease in sales of FOSSIL branded products, partially offset by a modest increase in sales of licensed jewelry during the Third Quarter as compared to the Prior Year Quarter.

Net sales information by product category is summarized as follows (dollars in millions):

	For the 13 Weeks Ended October 3, 2015		For the 13 Weeks Ended October 4, 2014
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage
Watches	$581.0	75.3%	$696.3	77.8%	$(115.3)	(16.6)%
Leathers	104.8	13.6	108.0	12.1	(3.2)	(3.0)
Jewelry	67.0	8.7	70.7	7.9	(3.7)	(5.2)
Other	18.5	2.4	19.5	2.2	(1.0)	(5.1)
Total	$771.3	100.0%	$894.5	100.0%	$(123.2)	(13.8)%

As a multinational enterprise, we are exposed to changes in foreign currency exchange rates. The translation of the operations of our foreign-based entities from their local currencies into U.S. dollars is sensitive to changes in foreign currency exchange rates. In general, our overall financial results are affected positively by a weaker U.S. dollar and are affected negatively by a stronger U.S. dollar as compared to the foreign currencies in which we conduct our business. In the Third Quarter, the translation of foreign-based net sales into U.S. dollars decreased reported net sales by approximately $55.7 million, including unfavorable impacts of $34.3 million, $13.5 million and $7.9 million in our Europe, Asia and Americas segments, respectively.

The following table sets forth consolidated net sales by segment (dollars in millions):

	For the 13 Weeks Ended October 3, 2015		For the 13 Weeks Ended October 4, 2014		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage
Americas	$391.2	50.7%	$441.2	49.3%	$(50.0)	(11.3)%
Europe	260.3	33.8	304.9	34.1	(44.6)	(14.6)
Asia	119.8	15.5	148.4	16.6	(28.6)	(19.3)
Total	$771.3	100.0%	$894.5	100.0%	$(123.2)	(13.8)%

Americas Net Sales. Americas net sales decreased $50.0 million or 11.3% (10% in constant currency), driven by watches, partially offset by modest growth in leathers and jewelry during the Third Quarter in comparison to the Prior Year Quarter. During the Third Quarter, our leathers category increased $0.4 million or 0.6% (3% in constant currency) and our jewelry business increased $0.2 million or 0.7% (2% in constant currency), while our multi-brand watch portfolio decreased $49.4 million or 14.7% (13% in constant currency). Additionally, during the Third Quarter, the Americas region continued to benefit from the addition of KATE SPADE NEW YORK to our licensed brands in the first half of fiscal 2015. On a constant currency basis, growth in our retail channel led by a strong performance in Canada was more than offset by a decline in our wholesale sales, largely driven by the U.S. department store business which continues to be soft. Our e-commerce business also contributed favorably to the Third Quarter. Comparable store sales decreased slightly in our owned retail stores, driven by a continued decline in traffic partially offset by improved conversion rates.

Europe Net Sales. Europe net sales decreased $44.6 million or 14.6% (3% in constant currency), largely driven by decreased sales in the distributor markets and the United Kingdom, partially offset by sales increases in France and Italy on a constant currency basis during the Third Quarter in comparison to the Prior Year Quarter. Our multi-brand watch portfolio decreased $39.1 million or 17.0% (6% in constant currency) while our jewelry category decreased $3.6 million or 8.4% (increased 4% in constant currency) and our leathers business decreased $2.2 million or 9.2% (increased 5% in constant currency) in the Third Quarter. Our retail business within Europe delivered growth on a constant currency basis as a result of new door growth and a modest increase in comparable store sales, with the strongest performance in the outlet channel during the Third Quarter. Additionally, our e-commerce business experienced solid double-digit growth, on a constant currency basis, driven by higher traffic with increased investments in paid-search during the Third Quarter in comparison to the Prior Year Quarter.

Asia Net Sales. Net sales in Asia decreased $28.6 million or 19.3% (10% in constant currency). In constant currency, strong growth in India was more than offset by declines in most markets in the region, including South Korea, China and Hong Kong, where increased volatility and macro-economic factors continued to impact our business during the Third Quarter. Our watch and jewelry categories decreased $26.7 million or 20.6% (12% in constant currency) and $0.3 million or 15.5% (4% in constant currency), respectively, while our leathers business decreased $1.5 million or 11.0% (increased 4% in constant currency) during the Third Quarter as compared to the Prior Year Quarter. Comparable store sales in the region decreased modestly in our owned retail stores, with the FOSSIL outlet concept delivering the strongest performance. Comparable concession sales also decreased in the region during the Third Quarter as compared to the Prior Year Quarter.

The following table sets forth the number of stores by concept on the dates indicated below:

	October 3, 2015				October 4, 2014
	Americas	Europe	Asia	Total	Americas	Europe	Asia	Total
Full price accessory	130	126	65	321	149	115	54	318
Outlets	151	67	44	262	137	54	40	231
Full priced multi-brand	—	5	21	26	6	6	20	32
Total stores	281	198	130	609	292	175	114	581

During the Third Quarter, we opened ten new stores and closed nine stores. For the remainder of fiscal year 2015, we anticipate opening approximately 18 additional retail stores and closing approximately nine retail stores globally.

A store is included in comparable store sales in the thirteenth month of operation. Stores that experience a gross square footage increase of 10% or more due to an expansion and/or relocation are removed from the comparable store sales base, but are included in total sales. These stores are returned to the comparable store sales base in the thirteenth month following the expansion and/or relocation. Comparable store sales also exclude the effects of foreign currency fluctuations.

Gross Profit. Gross profit of $417.7 million in the Third Quarter decreased 17.9% in comparison to $509.0 million in the Prior Year Quarter as a result of decreased sales and decreased gross profit margin. Gross profit margin decreased 270 basis points to 54.2% in the Third Quarter compared to 56.9% in the Prior Year Quarter primarily driven by changes in foreign currencies, which unfavorably impacted gross profit margin by approximately 320 basis points. Excluding the impacts of currencies, the gross margin rate expanded mainly due to the favorable impacts of our pricing initiatives and lower product costs which more than offset the impact of higher markdowns and clearance activities.

Operating Expenses. Total operating expenses in the Third Quarter decreased by $12.1 million primarily due to changes in foreign currencies and included restructuring costs of $3.1 million. As a percentage of net sales, operating expenses increased to 44.3% in the Third Quarter as compared to 39.6% in the Prior Year Quarter. The translation of foreign-denominated expenses in the Third Quarter decreased operating expenses by approximately $24.3 million as a result of the stronger U.S. dollar. Excluding the impact of currencies and restructuring charges, operating expenses increased slightly due to increased marketing and advertising investments, investments to support strategic initiatives and new store expenses partially offset by decreased infrastructure costs.

Consolidated Operating Income. Operating income decreased by $79.2 million, or 51.1%, in the Third Quarter compared to the Prior Year Quarter and included a $33.0 million unfavorable impact from changes in foreign currencies. As a percentage of net sales, operating margin decreased to 9.8% in the Third Quarter compared to 17.3% in the Prior Year Quarter. Operating margin was negatively impacted by approximately 330 basis points due to changes in foreign currencies. Operating margin was also unfavorably impacted by higher marketing and strategic investments costs, a greater retail mix, deleveraging of fixed costs given the sales decline and restructuring charges, partially offset by constant dollar gross margin improvements.

Sales and gross margins were negatively impacted by currencies in all regional segments during the Third Quarter as compared to the Prior Year Quarter. On a constant currency basis, sales decreased across all geographies and gross profit margin in Europe and Asia expanded, while gross profit margin in the Americas contracted. Gross profit margin in all regions was negatively impacted by clearance activities and the Americas gross profit margin was further impacted by an increased mix of sales in the off-price channel. These unfavorable impacts to gross profit margin were partially offset by a favorable impact from our pricing initiatives in all regions and an increased sales mix of higher margin products within the watch category in the Asia segment. Operating expenses increased slightly in the Americas and decreased in Europe and Asia during the Third Quarter as compared to the Prior Year Quarter. Foreign currency changes favorably impacted operating expenses in all regions and was partially offset by the unfavorable impact of store and concession investments and restructuring charges. Additionally, the Americas and Europe regions included increased marketing and advertising costs in the Third Quarter as compared to the Prior Year Quarter. Corporate operating expenses increased in the Third Quarter in comparison to the Prior Year Quarter largely driven by advertising and restructuring charges partially offset by decreased compensation costs.

During the Third Quarter, translation of foreign-based sales and expenses into U.S. dollars decreased operating income by approximately $33.0 million. Operating income by segment is summarized as follows (dollars in millions):

	For the 13 Weeks Ended October 3, 2015	For the 13 Weeks Ended October 4, 2014
			Growth (Decline)		Operating Margin %
			Dollars	Percentage	2015	2014
Americas	$84.3	$119.4	$(35.1)	(29.4)%	21.6%	27.1%
Europe	58.6	80.5	(21.9)	(27.2)	22.5	26.4
Asia	14.2	29.0	(14.8)	(51.0)	11.8	19.6
Corporate	(81.4)	(74.0)	(7.4)	10.0
Total operating income	$75.7	$154.9	$(79.2)	(51.1)%	9.8%	17.3%

Interest Expense. Interest expense increased by $1.3 million during the Third Quarter as a result of increased debt levels in comparison to the Prior Year Quarter.

Other Income (Expense)-Net. During the Third Quarter, other income (expense)-net increased by $4.6 million to $6.8 million in comparison to the Prior Year Quarter. This change was primarily driven by larger net foreign currency gains resulting from mark-to-market hedging and other transactional activities as compared to the Prior Year Quarter.

Provision for Income Taxes. Income tax expense for the Third Quarter was $17.3 million, resulting in an effective income tax rate of 22.3%. For the Prior Year Quarter, income tax expense was $46.9 million, resulting in an effective income tax rate of 30.6%. The lower effective tax rate in the Third Quarter as compared to the Prior Year Quarter was primarily due to foreign tax credits generated from management's decision to no longer permanently reinvest the earnings of certain high-taxed foreign subsidiaries and a reduction in foreign earnings subject to U.S. taxation.

Net Income Attributable to Fossil Group, Inc. Third Quarter net income attributable to Fossil Group, Inc. decreased by 44.5% to $57.5 million, or $1.19 per diluted share, in comparison to $103.7 million, or $1.96 per diluted share, in the Prior Year Quarter. Diluted earnings per share in the Third Quarter included a $0.40 per diluted share decrease related to foreign currency changes and a $0.05 per diluted share decrease related to restructuring charges. The favorable impacts of a lower effective tax rate and a lower share base due to our share repurchase program, were more than offset by a decline in sales and operating income during the Third Quarter.

Fiscal Year To Date Periods Ended October 3, 2015 and October 4, 2014

Consolidated Net Sales. Net sales decreased $208.4 million or 8.5% (flat in constant currency and comparable calendar), for the Year To Date Period as compared to the Prior Year YTD Period, which included an extra week as fiscal 2014 was a 53-week year compared to a 52-week year for fiscal 2015. Global watch sales decreased $200.2 million or 10.5% (3% in constant currency and comparable calendar). Our jewelry product category contributed favorably to the Year To Date Period net sales, increasing $2.4 million or 1.3% (14% in constant currency and comparable calendar), as a result of a strong performance in licensed jewelry, partially offset by a decrease in FOSSIL branded products. Our leathers category decreased $7.9 million or 2.7% (increased 5% in constant currency and comparable calendar), during the Year To Date Period as compared to the Prior Year YTD Period. Global comparable store sales increased 1.1% in our owned retail stores normalized for the 53-week calendar. Positive comparable store sales results in the Americas and Europe were partially offset by a decline in Asia. From a product category perspective, comparable store sales gains in watches and leathers were partially offset by a decline in jewelry.

Net sales information by product category is summarized as follows (dollars in millions):

	For the 39 Weeks Ended October 3, 2015		For the 40 Weeks Ended October 4, 2014		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage
Watches	$1,708.7	76.4%	$1,908.9	78.1%	$(200.2)	(10.5)%
Leathers	287.1	12.8	295.0	12.1	(7.9)	(2.7)
Jewelry	185.8	8.3	183.4	7.5	2.4	1.3
Other	54.8	2.5	57.5	2.3	(2.7)	(4.7)
Total	$2,236.4	100.0%	$2,444.8	100.0%	$(208.4)	(8.5)%

In the Year To Date Period, the translation of foreign-based net sales into U.S. dollars decreased reported net sales by approximately $151.8 million, including unfavorable impacts of $103.3 million, $30.6 million and $17.9 million in our Europe, Asia and Americas segments, respectively.

The following table sets forth consolidated net sales by segment (dollars in millions):

	For the 39 Weeks Ended October 3, 2015		For the 40 Weeks Ended October 4, 2014		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage
Americas	$1,143.9	51.2%	$1,204.5	49.3%	$(60.6)	(5.0)%
Europe	722.5	32.3	824.2	33.7	(101.7)	(12.3)
Asia	370.0	16.5	416.1	17.0	(46.1)	(11.1)
Total	$2,236.4	100.0%	$2,444.8	100.0%	$(208.4)	(8.5)%

Americas Net Sales. For the Year To Date Period, Americas net sales decreased $60.6 million or 5.0% (2% in constant currency and comparable calendar), compared to the Prior Year YTD Period. Sales performance in the Year To Date Period was principally driven by sales declines in watches of $70.5 million or 7.6% (4% in constant currency and comparable calendar). This sales decrease was partially offset by increases in jewelry and leathers of $11.0 million or 18.1% (22% in constant currency and comparable calendar) and $0.8 million or 0.4% (4% in constant currency and comparable calendar), respectively. Comparable store sales increased modestly in our owned retail stores during the Year To Date Period.

Europe Net Sales. For the Year To Date Period, Europe net sales decreased $101.7 million or 12.3% (increased 2% in constant currency and comparable calendar), compared to the Prior Year YTD Period. The sales performance was led by an $84.8 million or 13.7% decrease in watch sales (flat in constant currency and comparable calendar). Our leathers and jewelry categories also declined $8.4 million or 13.1% (increased 4% in constant currency and comparable calendar) and $8.1 million or 7.0% (increased 10% in constant currency and comparable calendar), respectively. Comparable store sales increased modestly in our owned retail stores during the Year To Date Period.

Asia Net Sales. For the Year To Date Period, Asia net sales decreased $46.1 million or 11.1% (2% in constant currency and comparable calendar), compared to the Prior Year YTD Period. The sales performance was principally as a result of (i) a $44.8 million or 12.4% decrease (4% in constant currency and comparable calendar), in watches, (ii) a $0.5 million or 9.1% decrease (2% increase in constant currency and comparable calendar), in jewelry products and (iii) a $0.3 million or 0.8% decrease (13% increase in constant currency and comparable calendar) in our leathers category. Comparable store sales in the region decreased modestly in our owned retail stores, with the strongest performance in the FOSSIL outlets. Comparable concession sales also decreased in the region during the Year To Date Period.

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

	Net Sales			Net Sales
	For the 39 Weeks Ended October 3, 2015			For the 40 Weeks Ended October 4, 2014
(in millions)	As Reported	Impact of Foreign Currency Exchange Rates	Constant Currency	As Reported	Estimated Impact of Extra Week	Estimated Comparable Calendar
Watches	$1,708.7	$(111.9)	$1,820.6	$1,908.9	$34.5	$1,874.4
Leathers	287.1	(17.0)	304.1	295.0	5.8	289.2
Jewelry	185.8	(18.7)	204.5	183.4	3.2	180.2
Other	54.8	(4.2)	59.0	57.5	1.1	56.4
Total net sales	$2,236.4	$(151.8)	$2,388.2	$2,444.8	$44.6	$2,400.2

	Net Sales			Net Sales
	For the 39 Weeks Ended October 3, 2015			For the 40 Weeks Ended October 4, 2014
(in millions)	As Reported	Impact of Foreign Currency Exchange Rates	Constant Currency	As Reported	Estimated Impact of Extra Week	Estimated Comparable Calendar
Americas	$1,143.9	$(17.9)	$1,161.8	$1,204.5	$21.8	$1,182.7
Europe	722.5	(103.3)	825.8	824.2	15.1	809.1
Asia	370.0	(30.6)	400.6	416.1	7.7	408.4
Total net sales	$2,236.4	$(151.8)	$2,388.2	$2,444.8	$44.6	$2,400.2

Gross Profit. For the Year To Date Period, gross profit margin decreased 220 basis points to 54.9% compared to 57.1% in the Prior Year YTD Period. The decreased gross profit margin was primarily driven by the same factors impacting the Third Quarter, including an unfavorable currency impact of approximately 280 basis points.

Operating Expenses. For the Year To Date Period, operating expenses as a percentage of net sales increased to 45.9% compared to 43.0% in the Prior Year YTD Period and included a $73.7 million favorable impact from the translation of foreign-based expenses into U.S. dollars. On a constant currency basis, operating expenses for the Year To Date Period increased by $46.8 million primarily as a result of the impact of new store expenses, restructuring charges, increased investments to support strategic initiatives and marketing and advertising investments, partially offset by the additional week of operations included in the Prior Year YTD Period.

Consolidated Operating Income. Operating income decreased by $142.1 million, or 41.3%, in the Year To Date Period as compared to the Prior Year YTD Period and included a $76.7 million unfavorable impact from changes in foreign currencies. As a percentage of net sales, operating margin decreased to 9.0% in the Year To Date Period as compared to 14.1% in the Prior Year YTD Period and was negatively impacted by approximately 270 basis points due to changes in foreign currencies.

During the Year To Date Period, sales and gross margins were negatively impacted by currencies in all regional segments as compared to the Prior Year YTD Period. On a constant currency and comparable calendar basis, sales and gross margin grew in Europe and decreased in the Americas and Asia. During the Year To Date Period, gross profit margin in all regions was negatively impacted by clearance activities and the Americas gross profit margin was further impacted by an increased mix of sales in the off-price channel. These unfavorable impacts to gross profit margin were partially offset by a favorable impact from our pricing initiatives in all regions and an increased sales mix of higher margin products within the watch category in the Asia segment. During the Year To Date Period, operating expenses deleveraged in all regions largely due to fixed expenses on lower sales. Additionally, during the Year To Date Period, the Americas and Europe segments included increased marketing and customer engagement costs. Corporate operating expenses in the Year To Date Period increased compared to the Prior Year YTD Period, largely driven by advertising and restructuring charges partially offset by decreased compensation costs.

During the Year To Date Period, the translation of foreign-based sales and expenses into U.S. dollars decreased operating income by approximately $76.7 million. Operating income by segment is summarized as follows (dollars in millions):

	For the 39 Weeks Ended October 3, 2015	For the 40 Weeks Ended October 4, 2014	Growth (Decline)		Operating Margin %
			Dollars	Percentage	2015	2014
Americas	$246.9	$307.3	$(60.4)	(19.7)%	21.6%	25.5%
Europe	137.7	179.8	(42.1)	(23.4)	19.1	21.8
Asia	55.2	87.1	(31.9)	(36.6)	14.9	20.9
Corporate	(237.5)	(229.8)	(7.7)	3.4
Total operating income	$202.3	$344.4	$(142.1)	(41.3)%	9.0%	14.1%

Interest Expense. Interest expense increased by $2.9 million during the Year To Date Period as a result of increased debt levels in comparison to the Prior Year YTD Period.

Other Income (Expense)-Net. During the Year To Date Period, other income (expense)-net increased by $27.6 million to $28.3 million in comparison to the Prior Year YTD Period. This increase was primarily driven by net foreign currency gains resulting from mark-to-market hedging and other transactional activities as compared to net losses in the Prior Year YTD Period and a $5.2 million gain related to an interest rate hedge settlement.

Provision for Income Taxes. Income tax expense for the Year To Date Period was $58.7 million, resulting in an effective income tax rate of 27.1%. For the Prior Year YTD Period, income tax expense was $103.3 million, resulting in an effective income tax rate of 30.9%. The lower effective tax rate in the Year To Date Period as compared to the Prior Year YTD Period was primarily attributable to foreign tax credits generated from management's decision to no longer permanently reinvest the earnings of certain high-taxed foreign subsidiaries, the recognition of income tax benefits due to the settlement of audits and a reduction in foreign earnings subject to U.S. taxation.

Net Income Attributable to Fossil Group, Inc. Year To Date Period net income attributable to Fossil Group, Inc. decreased by 32.5% to $150.3 million, or $3.06 per diluted share, in comparison to $222.6 million, or $4.15 per diluted share, in the Prior Year YTD Period. Diluted earnings per share in the Year To Date Period included an $0.82 per diluted share decrease related to foreign currency changes. Excluding currency impacts, diluted earnings per share included a $0.33 per diluted share decrease related to restructuring charges, partially offset by a reduction in average shares outstanding and a $0.22 per diluted share increase resulting from non-operating gains. The non-operating gains consisted of a $0.17 per diluted share increase associated with lower taxes and a net $0.05 per diluted share increase related to financing activities.

Liquidity and Capital Resources

Historically, our business operations have not required substantial cash during the first several months of our fiscal year. Generally, starting in the third quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our quarterly cash requirements are also impacted by the number of new stores we open, other capital expenditures and strategic investments such as acquisitions and stock repurchases. Our cash and cash equivalents balance at the end of the Third Quarter was $301.6 million, including $298.3 million held in banks outside the U.S., in comparison to cash and cash equivalents of $218.1 million at the end of the Prior Year Quarter and $276.3 million at the end of fiscal year 2014. We believe cash from operating activities as well as amounts available under our U.S. credit facilities are sufficient to meet our cash needs in the U.S. for the next 12 months.

For the Year To Date Period, we generated operating cash flow of $134.5 million. This operating cash flow combined with cash on hand and $176.4 million in net borrowings on our credit facilities was utilized to fund $231.2 million of common stock repurchases and $53.2 million of capital expenditures. Cash flows provided by operations were largely attributable to $157.6 million in net income in addition to $84.9 million of net non-cash items partially offset by a $108.0 million net cash outflow from working capital items, including a $172.7 million increase in inventory.

Accounts receivable, net of allowances, decreased by 16.5% to $330.4 million at the end of the Third Quarter compared to $395.8 million at the end of the Prior Year Quarter, primarily as a result of increased collection efforts. Days sales outstanding for our wholesale businesses for the Third Quarter remained constant at 52 days compared to the Prior Year Quarter.

Inventory at the end of the Third Quarter was $746.3 million, which represented an increase of 7.4% from the end of the Prior Year Quarter inventory balance of $695.2 million.

The following tables reflect our common stock repurchase activity under our repurchase programs for the periods indicated (in millions):

			For the 13 Weeks Ended October 3, 2015		For the 13 Weeks Ended October 4, 2014
Fiscal Year Authorized	Dollar Value Authorized	Termination Date	Number of Shares Repurchased	Dollar Value Repurchased	Number of Shares Repurchased	Dollar Value Repurchased
2014	$1,000.0	December 2018	0.2	$12.4	—	$—
2012	$1,000.0	December 2016 (1)	—	$—	1.3	$133.8
2010	$30.0	None	—	$—	—	$—

			For the 39 Weeks Ended October 3, 2015		For the 40 Weeks Ended October 4, 2014
Fiscal Year Authorized	Dollar Value Authorized	Termination Date	Number of Shares Repurchased	Dollar Value Repurchased	Number of Shares Repurchased	Dollar Value Repurchased
2014	$1,000.0	December 2018	2.4	$200.7	—	$—
2012	$1,000.0	December 2016 (1)	0.3	$28.8	3.0	$318.4
2010	$30.0	None	—	$—	—	$—
_______________________________________________
(1)                  In the first quarter of fiscal year 2015, we completed this repurchase plan.

We effectively retired 2.7 million shares of common stock repurchased under our repurchase plans during the Year To Date Period. We account for the retirements by allocating the repurchase price, which is based upon the equity contribution associated with historical issuances, to common stock, additional paid-in capital and retained earnings. The effective retirement of common stock repurchased during the Year To Date Period decreased common stock by approximately $27,300, additional paid-in capital by $0.7 million, retained earnings by $228.8 million and treasury stock by $229.5 million. We effectively retired 3.0 million shares of our common stock during the Prior Year YTD Period that was repurchased under our repurchase programs. The effective retirement of common stock repurchased during the Prior Year YTD Period decreased common stock by approximately $30,000, additional paid-in capital by $1.9 million, retained earnings by $316.4 million and treasury stock by $318.4 million. At January 3, 2015 and October 3, 2015, all treasury stock had been effectively retired. As of October 3, 2015, we had a total of $829.3 million of repurchase authorizations remaining under our combined repurchase programs.

At the end of the Third Quarter, we had working capital of $1.1 billion compared to working capital of $1.0 billion at the end of the Prior Year Quarter. Additionally, at the end of the Third Quarter, we had approximately $21.7 million of short-term borrowings and $785.7 million in long-term debt.

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

Amounts outstanding under the Revolving Credit Facility and the Term Loan under the Credit Agreement bear interest, at our option, at (i) the base rate (defined as the highest of (a) the prime rate publicly announced by Wells Fargo, (b) the federal funds rate plus 0.5% and (c) London Interbank Offer Rate ("LIBOR") for an interest period of one month plus 1.0%) plus the base rate applicable margin (which varies, based upon our consolidated total leverage ratio, from 0.25%, if the consolidated total leverage ratio is less than 1.00 to 1.00, to 1.00%, if the consolidated total leverage ratio is greater than or equal to 2.00 to 1.00) or (ii) the LIBOR rate (defined as the quotient obtained by dividing (a) LIBOR by (b) 1.00 minus the Eurodollar reserve percentage) plus the LIBOR rate applicable margin (which varies, based upon the consolidated total leverage ratio, from 1.25%, if the consolidated total leverage ratio is less than 1.00 to 1.00, to 2.00%, if the consolidated total leverage ratio is greater than or equal to 2.00 to 1.00). Amounts outstanding under the Swingline Loan under the Credit Agreement or upon any drawing under a letter of credit bear interest at the base rate plus the applicable margin. Interest based upon the base rate is payable quarterly in arrears. Interest based upon the LIBOR rate is payable on the last day of the applicable interest period.

Financial covenants in the Credit Agreement require us to maintain (i) a consolidated total leverage ratio no greater than 2.50 to 1.00, and (ii) a consolidated interest coverage ratio no less than 3.50 to 1.00.

During the Year To Date Period, we made net principal payments of $10.9 million under the Term Loan and term loan under the Prior Agreement. Additionally, during the Year To Date Period, we had net borrowings of $188.0 million under the Revolving Credit Facility and revolving credit loans under the Prior Agreement at an average annual interest rate of 1.46%. As of October 3, 2015, we had $220.3 million and $577.0 million outstanding under the Term Loan and the Revolving Credit Facility, respectively. In addition, we had $0.9 million of outstanding standby letters of credit at October 3, 2015. Amounts available under the Revolving Credit Facility are reduced by any amounts outstanding under standby letters of credit. As of October 3, 2015, we had $472.1 million available for borrowing under the Revolving Credit Facility, which was favorably impacted by a $303.0 million international cash balance. Borrowings under the Revolving Credit Facility were mainly used to fund common stock repurchases, capital expenditures and normal operating expenses.

At October 3, 2015, we were in compliance with all debt covenants related to all of our credit facilities.

For fiscal year 2015, we expect total capital expenditures to be approximately $80 million to $90 million. Of this amount, we expect approximately 45% will be for global concession and retail store expansion and renovation, approximately 35% will be for investment in technological infrastructure to support our growth initiatives and expand our omni-channel capabilities, and approximately 20% will be for strategic investments, including the development of our tech-enhanced accessories. Our allocation of capital expenditures in the fourth quarter of fiscal year 2015 is anticipated to be reflective of that for the full year. Our capital expenditure budget and allocation of it to the foregoing investments are estimates and are subject to change. We believe that cash flows from operations combined with existing cash on hand and amounts available under the Revolving Credit Facility will be sufficient to fund our working capital needs, common stock repurchases and planned capital expenditures for the next twelve months.

Contractual Obligations

As of October 3, 2015, there were no material changes to our contractual obligations set forth in our Annual Report on Form 10-K for the fiscal year ended January 3, 2015.

Off Balance Sheet Arrangements

As of October 3, 2015, there were no material changes to our off balance sheet arrangements as set forth in commitments and contingencies in our Annual Report on Form 10-K for the fiscal year ended January 3, 2015.

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

We are exposed to risk that adverse changes in foreign currency exchange rates could impact our net investment in foreign operations. To manage this risk, during the Third Quarter, we entered into forward contracts designated as net investment hedges to reduce exposure to changes in currency exchange rates on 58.9 million euros of our total investment in two wholly-owned, euro-denominated foreign subsidiaries and on 1.8 billion yen of our total investment in a wholly-owned Japanese yen-denominated foreign subsidiary.

The following table shows our outstanding forward contracts designated as cash flow hedges for intercompany inventory transactions at October 3, 2015 and their expiration dates (in millions):

Functional Currency		Contract Currency
Type	Amount	Type	Amount	Expiration Date
Euro	225.9	U.S. dollar	264.0	August 2017
British pound	47.1	U.S. dollar	73.6	September 2017
Canadian dollar	60.3	U.S. dollar	48.5	September 2017
Japanese yen	3,992.6	U.S. dollar	33.9	September 2017
Mexican peso	346.5	U.S. dollar	21.3	June 2016
Australian dollar	19.4	U.S. dollar	14.3	June 2016

If we were to settle our euro, British pound, Canadian dollar, Japanese yen, Mexican peso and Australian dollar based forward contracts hedging intercompany inventory transactions as of October 3, 2015, the net result would have been a net gain of approximately $10.7 million, net of taxes. As of October 3, 2015, a 10% unfavorable change in the U.S. dollar strengthening against foreign currencies to which we have balance sheet transactional exposures, would have decreased net pre-tax income by $12.3 million. The translation of the balance sheets of our foreign-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. As of October 3, 2015, a 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would have reduced consolidated stockholders’ equity by approximately $83.9 million, including the impact of our net investment hedges. In our view, these hypothetical changes resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position, results of operations or cash flows.

Interest Rate Risk

We are subject to interest rate volatility with regard to debt borrowings. Effective July 26, 2013, we entered into an interest rate swap agreement with a term of approximately five years to manage our exposure to interest rate fluctuations on our Term Loan. We will continue to evaluate our interest rate exposure and the use of interest rate swaps in future periods to mitigate our risk associated with adverse fluctuations in interest rates.

Based on our variable-rate debt outstanding as of October 3, 2015, excluding the $220.3 million outstanding under our Term Loan hedged with an interest rate swap agreement, a 100 basis point increase in interest rates would increase annual interest expense by approximately $5.9 million.

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

Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of October 3, 2015.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows our common stock repurchases based on settlement date for the Fiscal Quarter:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (2)
July 5, 2015 - August 1, 2015	131,272	$69.55	130,868	$832,636,828
August 2, 2015 - August 29, 2015	49,957	$66.24	49,957	$829,327,591
August 30, 2015 - October 3, 2015	—	$—	—	$829,327,591
Total	181,229		180,825

_______________________________________________
(1)                  During the Third Quarter, 404 shares of common stock were acquired from grantees in connection with income tax withholding obligations arising from vesting of restricted stock grants. These shares were not part of our publicly announced program to repurchase shares of common stock.

(2)                  On August 10, 2010, we announced a common stock repurchase program pursuant to which up to $30 million could be used to repurchase outstanding shares of our common stock. The $30 million repurchase program has no termination date. In December 2012, we announced a common stock repurchase program pursuant to which up to $1.0 billion could be used to repurchase outstanding shares of our common stock. The $1.0 billion repurchase program was completed during the first quarter of fiscal year 2015. In November 2014, we announced an additional common stock repurchase program pursuant to which up an additional $1.0 billion could be used to repurchase outstanding shares of our common stock. The second $1.0 billion repurchase program has a termination date of December 2018. During the Third Quarter, approximately 0.2 million shares of our common stock were repurchased pursuant to the second $1.0 billion repurchase plan at a cost of $12.4 million. As of October 3, 2015, we had $829.3 million of repurchase authorizations remaining under our combined repurchase programs.

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
_______________________________________________
(1)                  Filed herewith.
(2)                  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOSSIL GROUP, INC.

November 12, 2015	/S/ DENNIS R. SECOR
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
 ______________________________________________
(1)                  Filed herewith.
(2)                 Furnished herewith.