Form 10-K
period 2016-01-02
Fossil Group, Inc.
filed 2016-02-29
CIK 883569

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 2, 2016
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 0-19848
_________________________________________
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
_________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of Common Stock, $0.01 par value per share (the "Common Stock"), held by non-affiliates of the registrant, based on the last sale price of the Common Stock as reported by the NASDAQ Global Select Market on July 4, 2015 was $2,586,163,343. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.
As of February 23, 2016, 48,128,240 shares of Common Stock were outstanding.
_________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement to be furnished to shareholders in connection with its 2016 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

FOSSIL GROUP, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 2, 2016

        In this Form 10-K, references to "we," "our," and the "Company" refer to Fossil Group, Inc. and its subsidiaries on a consolidated basis.
PART I
Item 1.    Business
General
We are a global design, marketing and distribution company that specializes in consumer fashion accessories. Our principal offerings include an extensive line of men's and women's fashion watches and jewelry, handbags, small leather goods, belts, sunglasses and soft accessories. In the watch and jewelry product categories, we have a diverse portfolio of globally recognized owned and licensed brand names under which our products are marketed. Our products are distributed globally through various distribution channels, including wholesale in countries where we have a physical presence, direct to the consumer through our retail stores and commercial websites and through third-party distributors in countries where we do not maintain a physical presence. Our products are offered at varying price points to meet the needs of our customers, whether they are value-conscious or luxury oriented. Based on our extensive range of accessory products, brands, distribution channels and price points, we are able to target style-conscious consumers across a wide age spectrum on a global basis.
Domestically, we sell our products through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, Company-owned retail and outlet stores, mass market stores and through our FOSSIL® website. Our wholesale customer base includes, among others, Amazon.com, Dillard's, JCPenney, Kohl's, Macy's, Neiman Marcus, Nordstrom, Saks Fifth Avenue, Target and Wal-Mart. In the United States ("U.S."), our network of Company-owned stores included 99 retail stores located in premier retail sites and 139 outlet stores located in major outlet malls as of January 2, 2016. In addition, we offer an extensive collection of our FOSSIL brand products through our website at www.fossil.com, as well as proprietary and licensed watch and jewelry brands through other managed and affiliate websites.
Internationally, our products are sold to department stores, specialty retail stores, and specialty watch and jewelry stores in approximately 150 countries worldwide through 23 Company-owned foreign sales subsidiaries and through a network of approximately 80 independent distributors. Our products are offered on airlines and cruise ships and in international Company-owned retail stores. Internationally, our network of Company-owned stores included 250 retail stores and 131 outlet stores as of January 2, 2016. Our products are also sold through licensed and franchised FOSSIL retail stores, retail concessions operated by us and kiosks in certain international markets, as well as our websites in certain countries.
We are a Delaware corporation formed in 1991 and are the successor to a Texas corporation formed in 1984. In 1993, we completed an initial public offering of 13,972,500 shares of our common stock. Domestically, we conduct a majority of our operations through Fossil Partners, L.P., a Texas limited partnership formed in 1994 of which we are the sole general partner. We also conduct operations domestically and in certain international markets through various owned subsidiaries. Our principal executive offices are located at 901 S. Central Expressway, Richardson, Texas 75080, and our telephone number at that address is (972) 234-2525. Our European headquarters is located in Basel, Switzerland, and our Asian headquarters is located in Hong Kong. Our common stock is traded on the NASDAQ Global Select Market under the trading symbol FOSL. We make available free of charge through our website at www.fossilgroup.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission ("SEC"). You may also obtain any materials we file with, or furnish to, the SEC on its website at www.sec.gov.
Business segments
Our operations and financial reporting are primarily divided into three distinct geographic segments: (i) Americas; (ii) Europe; and (iii) Asia. Each segment includes wholesale, retail, e-commerce and catalog activities based on the geographic location of those activities. Except to the extent that differences between operating segments are material to an understanding of our business taken as a whole, the description of our business in this report is presented on a consolidated basis. Corporate expenses include certain administrative, legal, accounting, technology support costs, equity compensation costs, payroll costs attributable to executive management, brand management, product development, art, creative/product design, marketing, strategy, compliance and back office supply chain expenses. For financial information about our operating segments and geographic areas, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Part II, Item 7 and Note 18—Major Customer, Segment and Geographic Information to our consolidated financial statements set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Business strengths
We believe that we have several business strengths which allow us to differentiate ourselves and achieve our key operating and financial goals. These business strengths include:
Brand strength.    We believe a brand's image, individuality, consistency and connection with its customers is paramount in building and sustaining the brand. We believe that our FOSSIL brand name is recognized on a global basis as a vintage-inspired aspirational lifestyle brand with a focus on fashion accessories. The FOSSIL brand has developed from its origin as a watch brand to encompass other accessory categories, including handbags, belts, small leather goods, jewelry, soft accessories and sunglasses. We believe the FOSSIL brand is one of our most valuable assets, serves as a foundational piece of our business and remains very marketable across product lines, geographic areas and distribution channels. Since our inception in 1984, we have continued to develop, acquire or license other nationally or internationally recognized brand names, such as ADIDAS®, ARMANI EXCHANGE®, BURBERRY®, CHAPS BY RALPH LAUREN®, DIESEL®, DKNY®, EMPORIO ARMANI®, KARL LAGERFELD®, KATE SPADE NEW YORK®, MARC BY MARC JACOBS™, MICHAEL KORS®, MICHELE®, MISFIT®, RELIC®, SKAGEN®, TORY BURCH® and ZODIAC®, in order to appeal to a wide range of consumers. Our industry is highly competitive and subject to changing preferences in style, taste and price points. The success of our business model depends upon offering a wide range of branded products that appeal to the various tastes and fashion preferences of our customers. We must also maintain the relevance of these products by continually anticipating customer needs and desires as they relate to both the brands and categories of products we offer. We have teams of designers and brand specialists assigned to each of our brands. The objectives of these designers and brand specialists are to immerse themselves in their assigned brand and product area, identify their customers' preferences, interpret global fashion trends and develop style-right offerings to generate volume purchasing. By owning the vast majority of our global distribution, we are also able to create and execute consistent pricing strategies and brand image presentations that protect and enhance our proprietary brands and those of our licensors.
Licensing strength.    Since 1997, we have attracted highly recognized and respected brand names to license within our watch and jewelry portfolios. We believe we attract such quality brands due to our ability to provide them with access to our global design, production, distribution and marketing infrastructure. As a result of our vertical integration, we, unlike many of our competitors, can offer an integrated solution to launch or increase an accessory category presence on a worldwide basis in a consistent, timely and focused manner. All of our major licensing relationships are exclusive to us and the licensors, which substantially minimizes risks to the licensor associated with dealing with multiple licensees in different geographic regions. Additionally, in order to develop a broader relationship and maintain brand consistency across the accessory categories, we have broadened our infrastructure, that allows us to expand our licensing activities to products beyond the watch category, including our DIESEL, DKNY, EMPORIO ARMANI and MICHAEL KORS jewelry product lines.
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
International penetration.    Since our initial public offering in 1993, we have continued to extend our reach beyond the U.S. by forming and acquiring internationally-based subsidiaries, licensing and developing internationally recognized brands and investing in the growth of our business within many major countries of the world. For fiscal years 2015, 2014 and 2013, 53.8%, 54.7% and 53.2% of our consolidated net sales were generated outside of the U.S., respectively.
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
International sourcing.    The vast majority of our products are sourced internationally. Most watch product sourcing from Asia is coordinated through our Hong Kong subsidiary, Fossil (East) Limited ("Fossil East"). During fiscal year 2015, approximately 49% of our non-Swiss made watch production was assembled through wholly or majority owned factories. This vertical integration of our business allows for better flow of communication, consistent quality, product design protection and improved supply chain speed, while still allowing us to utilize non-owned production facilities for their unique capabilities and to cover production needs over internal capacities. Establishing our watch assembly facilities near the component manufacturers also allows us to operate a more efficient supply chain. We have also been successful in leveraging our jewelry production needs through our watch assembly factory infrastructure. Our other accessory products are purchased from many third-party manufacturers with whom we have long-standing relationships and, in the case of our leathers business, we typically represent a meaningful portion of their businesses.
Operating cash flow.    Our business model has historically generated strong operating cash flows, including $360.8 million in fiscal year 2015, and $1.2 billion and $1.9 billion over the past three fiscal years and five fiscal years, respectively. This strong cash flow has allowed us to fund capital expenditures, Company-owned retail store growth, product line expansions, common stock repurchase programs and acquisitions.
Information systems.    Operating and managing a global company requires sophisticated and reliable management information systems to assist in the planning, order processing, production and distribution functions and accounting of each relevant business. We mainly operate an SAP Enterprise Resource Planning system ("ERP") in the U.S. and most of Europe. For our subsidiaries in Asia, we operate Microsoft's Dynamics Navision Enterprise Resource Planning System ("Navision"). Our e-commerce platform is based on IBM's WebSphere Commerce platform and we continue to invest in other parts of our e-commerce infrastructure, which will allow us to leverage the success of our U.S.-based web business across many of the countries where we currently distribute products. During 2015, we implemented Adobe Experience Manager within our e-commerce environment to provide a more agile approach in support of our online brand experiences and the required content management. We have also implemented SAP's IS Retail platform combined with the WINCOR point-of-sale and the SAP point-of-sale systems to improve our ability to manage our growing Company-owned retail stores globally. Our products are principally distributed from three primary warehouses, one located in Texas near our headquarters, one located in southern Germany and the other located in Hong Kong. Our facilities in Texas and Germany utilize sophisticated automated material handling equipment and software designed to improve accuracy, speed and quality in our warehousing operations.
For financial reporting, we use software solutions from Oracle Corporation: Hyperion Financial Management, Essbase and Hyperion Planning. This software was implemented in 2014 to increase the overall efficiency of our consolidation and financial reporting process, provide an analytical application to view and interpret data, and to improve predictability in the budgeting and forecasting process.
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
Global diversification.    International expansion and gaining market share are key elements in expanding the distribution of our brands. We have continued to increase our penetration of the international market by building brand name recognition, broadening the selection of merchandise through existing distribution channels by introducing new products or brands, extending product categories under our existing portfolio of brands, purchasing former distributors to gain increased control over international businesses, establishing owned, franchised or licensed retail stores, expanding into retail concessions operated by us and entering new geographic markets through owned subsidiary or third-party distributor relationships. For example, on February 1, 2015, we acquired a majority ownership of the South Africa-based distributor S. Keren Watch Group (“SKWG”). SKWG had been a distribution partner for over 23 years, representing all Fossil brands and most of our licensed brands in South Africa. SKWG was renamed Fossil Accessories South Africa Pty, Ltd and has been included in our consolidated financial statements since February 1, 2015.
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
Extend product categories of existing brands.    We frequently introduce new accessory product categories within our existing proprietary and licensed brands to further leverage our branded portfolio. For example, we introduced jewelry collections under the DIESEL, DKNY, EMPORIO ARMANI, FOSSIL and MICHAEL KORS brands after first establishing a market for the brands in watches. Wearable technology is an opportunity to extend the reach of our brands and offer customers new functionality with accessories, including activity trackers and smart watches. With the category evolving quickly, we have developed our capabilities through our partnerships with Google and Intel and launched connected accessories under the FOSSIL line in 2015. Additionally, on December 22, 2015, we acquired Misfit, Inc. ("Misfit"), an innovator and distributor of wearable technology and stylish connected devices. Misfit was a U.S.-based privately held company. The primary purpose of the acquisition was to acquire a scalable technology platform that can be integrated across our multi-brand portfolio, a native wearable technology brand and a pipeline of innovative products. Misfit’s position in the wearable technology space combined with their software and hardware engineering teams enables us to expand our addressable market with new distribution channels, products, brands and enterprise partnerships. Additionally, the acquisition of Misfit further enhances our capabilities to innovate and drive growth in the traditional watch market, bringing fashion and branding to technology in a very unique way.
Introduce new brands.    We have introduced new brands through the development or acquisition of proprietary brands and licensing agreements related to recognizable global fashion lifestyle brands to attract a wide range of consumers with differing tastes and lifestyles. Our current portfolio of proprietary and licensed watch brands allows us to compete for market share from the luxury branded market to the mass market level. In April 2012, we completed the acquisition of Skagen Designs, Ltd. ("Skagen Designs") and certain of its international subsidiaries. Skagen Designs is an international company offering contemporary Danish design accessories including watches, jewelry, sunglasses and clocks. In February 2013 and February 2015, we announced an exclusive global licensing agreement with Tory Burch and Kate Spade & Company, respectively, for watches under the TORY BURCH and KATE SPADE NEW YORK labels. In 2015, we also announced a global licensing agreement with Ralph Lauren® to design, develop and distribute watches under the CHAPS label, which will launch in 2016.
Invest in direct-to-consumer and omni-channel capabilities.    Distribution through our Company-owned retail stores has allowed us to raise awareness of the FOSSIL brand and showcase a broad assortment of FOSSIL branded products in a warm and inviting atmosphere. Our FOSSIL retail stores, combined with our FOSSIL branded catalogs and website, have continued to build brand equity, present a consistent brand image, influence the merchandising and presentation of our products at other retailers and have allowed us to test new product categories and designs. With consumers shopping preferences evolving beyond traditional retail stores, we are investing in other direct-to-consumer channels, including e-commerce and omni-channel initiatives. Of the 619 Company-owned retail stores open as of January 2, 2016, 490 of these stores are FOSSIL branded stores. We also sell certain of our proprietary and licensed watch products, as well as upscale watch brands of other companies, such as Citizen and Swiss Army, at our Company-owned Watch Station International full-price retail and outlet stores. As of January 2, 2016, we operated 100 Watch Station International stores. We plan to open approximately 25 to 30 additional stores in fiscal year 2016, depending upon available retail locations and lease terms that meet our requirements, the majority of which will be our FOSSIL full-price accessory and outlet concepts. During fiscal year 2016, we also expect to close approximately 30 stores.
Operating strategy
Fashion orientation and design innovation.    We are able to market our products to consumers with differing tastes and lifestyles by offering a wide range of brands and product categories at varying price points. We attempt to stay abreast of emerging fashion and lifestyle trends, and we respond to these trends by making adjustments in our product lines several times each year. We differentiate our products from those of our competitors principally through innovations in fashion details, including variations in both the materials and treatments used for dials, crystals, cases, straps and bracelets for our watches, and innovative treatments and details in our other accessories.

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
Captive suppliers.    A substantial percentage of our watches and jewelry products are assembled or manufactured by entities that are majority owned by us. In addition, although we do not have long-term contracts with our unrelated watch and accessory manufacturers, we maintain long-term relationships with several manufacturers. These relationships developed due to the significant length of time we have conducted business with the same manufacturers. We believe that we are able to exert significant operational control with regard to our principal watch assemblers because of our level of ownership and long standing relationships. In addition, we believe that the relative size of our business with non-owned watch manufacturers gives us priority within their production schedules. Furthermore, the manufacturers understand our quality standards, which allow us to produce quality products and reduce the delivery time to market, improving overall operating margins.
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
Industry overview
Watch products
We believe that the current traditional watch market can generally be divided into four segments. One segment of the market consists of fine watches characterized by internationally known brand names such as Audemars Piguet, Cartier, Omega, Patek Philippe, Piaget and Rolex. Watches offered in this segment are usually made of precious metals or stainless steel and may be set with precious gems. These watches are almost exclusively manufactured in Switzerland and are sold by trade jewelers and in the fine jewelry departments of select department stores and other purveyors of luxury goods at retail prices ranging from $4,000 to in excess of $20,000. Selected limited editions of our BURBERRY and MICHELE lines compete in this market. A second segment of the traditional watch market consists of fine premium branded and designer watches produced in Switzerland and Asia such as Gucci, Movado, Raymond Weil, Seiko, TAG Heuer and Tissot. These watches are sold at retail prices generally ranging from $495 to $4,000. Our BURBERRY, EMPORIO ARMANI, EMPORIO ARMANI Swiss, FOSSIL Swiss, MICHELE, TORY BURCH and ZODIAC lines generally compete in this market segment. A third segment of the traditional watch market consists of watches sold by mass marketers, which typically consist of digital and analog watches manufactured in Asia. Well-known brands in this segment include Armitron, Casio and Timex. Retail prices in this segment range from $7 to $60. We compete in this segment through the design and production of private label watch products for Kmart, Target and Wal-Mart.
The fourth segment of the traditional watch market consists of moderately priced watches characterized by contemporary fashion and well-known fashion brand names. Moderately priced watches are typically produced in China or Hong Kong and are sold by department stores and specialty stores at retail prices ranging from $60 to $1,000. We target this market segment with our FOSSIL, RELIC and SKAGEN lines, along with our principal competitors, including the companies that market watches under the Anne Klein II, Guess?, Kenneth Cole and Swatch brand names, whose products attempt to reflect emerging fashion trends in accessories and clothing. Our ARMANI EXCHANGE, DIESEL, DKNY, KARL LAGERFELD, MARC BY MARC JACOBS, KATE SPADE NEW YORK and MICHAEL KORS lines generally compete in this segment as well. We compete in the sports specialty area of this segment with our ADIDAS line of women's and men's sport timepieces. We believe that a number of consumers regard branded fashion watches not only as timepieces, but also as fashion accessories, and that has historically resulted in consumers owning multiple watches that may differ significantly in terms of style, features and cost.

Traditional watches typically utilize either a mechanical or quartz-analog movement to maintain their time keeping function. Mechanical watches utilize intricate arrangements of wheels, jewels and winding and regulating mechanisms to keep time, while quartz-analog watches are precisely calibrated to the regular frequency of the vibration of a quartz crystal powered by a battery. Although quartz-analog movements typically maintain their time keeping functions more precisely than mechanical movements, mechanical movements are prized for their craftsmanship and are generally associated with high-end luxury.
Wearable technology / Connected accessories
A quickly emerging and evolving segment within the accessories market is wearable technology. As technology improves, including smaller hardware size and longer battery life, incremental functionality within accessories is becoming more important to the consumer. We first partnered with Google and Intel, experts in technology, in 2014 and launched our first line of connected accessories under the FOSSIL line in 2015. Competitors in this segment include traditional watch manufacturers as they venture into wearable technology and also technology brands such as Apple and Samsung and fitness brands such as Fitbit.
In December 2015, we acquired Misfit, an innovator in wearable technology. We believe the acquisition will expand our addressable market, enabling us to offer consumers fashionable connected accessories in addition to our existing line of traditional watches and accessories.
We believe the acquisition of Misfit accelerates and expands our ability to compete in the connected accessories market and provides us with a scalable cloud and app platform, a software and hardware engineering team, a native wearable technology brand and a pipeline of innovative products.
The acquisition will enable us to scale Misfit’s technology across our portfolio of owned and licensed brands and expand our market with new distribution channels, new products, new brands and new enterprise partnerships, including music, fitness, healthcare and digital entities.
Fashion accessories
In addition to watches, the fashion accessories market also includes an array of products such as small leather goods, handbags, belts, sunglasses and jewelry. We believe that a number of consumers view accessories as fashion statements, and as a result, purchase brand name, quality items that complement other fashion items. These fashion accessory products are generally marketed through department stores, specialty retailers and mass merchandisers, depending upon price and quality. Higher price point items include products offered by fashion names such as Louis Vuitton and Prada.
Moderately priced fashion accessories are typically marketed in department stores and are characterized by contemporary fashion and well-known brand names at reasonable price points, such as our FOSSIL and RELIC brands. We currently offer small leather goods, handbags, belts and sunglasses for both men and women through department stores and specialty retailers in the moderate to upper-moderate price ranges. Our competitors in this market include companies such as Coach, Guess?, Kenneth Cole, Liz Claiborne and Nine West. In addition, we currently offer fashion jewelry sold under the DIESEL, DKNY, EMPORIO ARMANI, FOSSIL, MICHAEL KORS and SKAGEN brands.

Our products
We design, develop, market and distribute fashion accessories, including fragrances, handbags, jewelry, belts, small leather goods, sunglasses and watches under proprietary and licensed brand names. Additionally, we manufacture or distribute private label brands as well as branded products we purchase for resale in certain of our non-FOSSIL retail stores. The following table sets forth certain information with respect to the breakdown of our net sales and percentage of growth between proprietary, licensed and other brands for the fiscal years indicated (in millions, except for percentage data).

	Fiscal Year
	2015		2014		2013
	Dollars	% Growth	Dollars	% Growth	Dollars
Net sales
Proprietary	$1,458.6	(3.8)%	$1,516.7	0.9%	$1,503.2
Licensed	1,648.7	(12.1)	1,876.7	14.0	1,646.2
Other	121.5	4.5	116.3	5.2	110.6
Total	$3,228.8	(8.0)%	$3,509.7	7.7%	$3,260.0
Watch products
We offer an extensive line of branded lifestyle watches under our proprietary brands and, pursuant to license agreements, under some of the most prestigious brands in the world. Sales of watches for fiscal years 2015, 2014 and 2013 accounted for approximately 76.7%, 78.0% and 77.1%, respectively, of our consolidated net sales.
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

MICHELE	$295 - 4,395	U.S. department stores (Bloomingdales, Neiman Marcus, Nordstrom and Saks Fifth Avenue), watch specialty stores, jewelry stores, www.michele.com and www.watchstation.com
RELIC	$50 - 150	U.S. department stores (JCPenney, Kohl's, Sears and Stage Stores)
SKAGEN	$115 - 275
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

ZODIAC	$1,095 - 3,995	Watch specialty jewelry stores worldwide

Licensed brands.    We have entered into multi-year, worldwide exclusive license agreements for the manufacture, distribution and sale of watches bearing the brand names of certain globally recognized fashion companies. The following table sets forth information with respect to our primary licensed watch products:

Brand	Suggested Retail Price Point Range	Expiration Date	Primary Distribution Channels
ADIDAS	$50 - 195	12/31/2017	Department stores, major sports stores, specialty retailers, adidas outlets, adidas boutiques worldwide and www.watchstation.com
ARMANI EXCHANGE	$100 - 260	12/31/2023	Department stores, specialty retailers, duty free stores worldwide, Armani Exchange boutiques worldwide, www.armaniexchange.com and www.watchstation.com
BURBERRY	$395 - 3,995	12/31/2017	Department stores, specialty retailers, duty free stores worldwide and Burberry boutiques worldwide
DIESEL	$100 - 495	12/31/2025	Department stores, specialty retailers, Diesel boutiques worldwide, www.diesel.com and www.watchstation.com
DKNY	$75 - 275	12/31/2019	Department stores, jewelry stores, specialty retailers, DKNY boutiques worldwide and www.watchstation.com
EMPORIO ARMANI	$175 - 2,995	12/31/2023	Department stores, specialty retailers, major jewelry and watch stores, Emporio Armani boutiques worldwide, duty free stores worldwide, www.emporioarmaniwatches.com and www.watchstation.com
KARL LAGERFELD	$150 - 595	12/31/2017	Department stores, Karl Lagerfeld boutiques, watch and jewelry specialty stores, and www.watchstation.com
KATE SPADE NEW YORK	$125 - 295	12/31/2025	Department stores, specialty retailers, major jewelry and watch stores, Kate Spade boutiques worldwide, duty free stores worldwide, www.katespade.com and www.watchstation.com
MARC BY MARC JACOBS	$150 - 600	12/31/2020	Department stores, specialty retailers, Marc by Marc Jacobs boutiques worldwide and www.watchstation.com
MICHAEL KORS	$195 - 695	12/31/2024	Department stores, specialty retailers, jewelry stores, duty free stores, retail websites, Michael Kors boutiques worldwide and www.watchstation.com
TORY BURCH	$295 - 1,095	12/31/2018	Department stores, specialty retailers, jewelry stores, duty free stores, retail websites, Tory Burch boutiques worldwide.
Sales of our licensed watch products accounted for 46.1% of our consolidated net sales for fiscal year 2015. Our MICHAEL KORS product sales, including jewelry, accounted for 25.4% of our consolidated net sales for fiscal year 2015. In fiscal year 2011, we entered into an exclusive global licensing agreement with Karl Lagerfeld for watches, which launched worldwide in the first quarter of 2013. In February 2013, we announced an exclusive global licensing agreement with Tory Burch for watches, which launched globally in late 2014. We launched EMPORIO ARMANI Swiss made watches in the first quarter of 2014. In February 2015, we announced and launched an exclusive global licensing agreement with Kate Spade & Company. In January 2016, Burberry announced they are exiting the watch business and do not intend to renew our license agreement upon its expiration at the end of 2017.
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

Fashion accessories
In order to leverage our design and marketing expertise and our close relationships with our principal retail customers, primarily in the U.S. and Europe, we have developed a line of fashion accessories for both men and women, including belts, handbags, jewelry, small leather goods and sunglasses. Our handbags are made of a variety of fine leathers and other materials that emphasize classic styles and incorporate a variety of creative designs. Our small leather goods are typically made of fine leathers or other man-made materials and include items such as coin purses, cosmetic bags, mini-bags and wallets. Our jewelry lines include bracelets, cufflinks, earrings, necklaces and rings marketed under the DIESEL, DKNY, EMPORIO ARMANI, FOSSIL, MICHAEL KORS and SKAGEN brands and typically include materials such as base metals, stainless steel, semi-precious stones and sterling silver. We offer 100% UV protected fashion sunglasses in the FOSSIL brand. We currently sell our fashion accessories through a number of our existing major department store and specialty retail store customers, as well as our Company-owned retail stores, www.fossil.com and other internationally-owned e-commerce sites. In the U.S. and certain international markets, we generally market our fashion accessory lines through the same distribution channels as our watches using similar in-store presentations, graphics and packaging. These fashion accessories are typically sold in locations adjacent to watch departments, which may lead to purchases by persons who are familiar with our watch brands. Sales of our accessory lines for fiscal years 2015, 2014 and 2013 accounted for approximately 21.6%, 20.2% and 21.1%, respectively, of our consolidated net sales.
The following table sets forth information about our fashion accessories:

Brand	Accessory Category	Suggested Retail Price Point Range	Primary Distribution Channel
DIESEL	Jewelry	$75 - 150	Department stores, domestic and international specialty retailers and Diesel retail stores worldwide
DKNY	Jewelry	$40 - 200	International department stores, specialty retailers, jewelry stores and DKNY boutiques
EMPORIO ARMANI	Jewelry	$65 - 295	Department stores, specialty retailers, major jewelry stores, Emporio Armani boutiques worldwide, duty free stores worldwide and www.emporioarmani.com
FOSSIL	Handbags Small Leather Goods Belts Gifts Eyewear Jewelry	$98 - 398 $25 - 118 $24 - 48 $24 - 158 $55 - 135 $18 - 128
U.S. department stores (Belk, Dillard's, Macy's and Nordstrom), specialty retailers (The Buckle), better European specialty and department stores (Christ, Debenhams, Galeries Lafayette, House of Fraser, Karstadt and Kaufhof), www.amazon.com, Company-owned stores, our catalogs and www.fossil.com

MICHAEL KORS	Jewelry	$65 - 595	Department stores, specialty retailers, jewelry stores, duty free stores, retail websites, Michael Kors boutiques worldwide and www.watchstation.com
RELIC	Handbags Small Leather Goods Belts	$40 - 78 $22 - 40 $22 - 32	U.S. department stores (JCPenney, Kohl's, Sears and Stage Stores)
SKAGEN	Handbags Small Leather Goods Jewelry	$195 - 645 $35 - 175 $40 - 110
U.S. department stores (Macy's, Nordstrom, Dillard's, Hudson Bay), U.S. specialty and independent retailers, better European department stores (Galeries Lafayette, House of Fraser, Karstadt and Kaufhof), European specialty stores (Christ) and independent retailers, Asian independent retailers, Company-owned stores (Skagen, Watch Station International retail stores and outlets), and www.skagen.com

Licensed eyewear
In fiscal year 2013, our FOSSIL and RELIC brands were licensed to the Safilo Group, who manufactured, marketed, and sold optical frames under the FOSSIL and RELIC brands in the U.S. and Canada. Effective January 1, 2014, we expanded our license agreement with the Safilo Group to include both FOSSIL branded sunglasses and optical frames worldwide. The license agreement provides for royalties to be paid to us based on a percentage of net sales and includes certain guaranteed minimum royalties. Sales of licensed eyewear for fiscal years 2015, 2014 and 2013 accounted for approximately 0.5%, 0.4% and 0.7%, respectively, of our consolidated net sales.
Design and development
We believe one of our key strengths is our internal creative team. Our watch and accessory products are created and developed by our in-house design staff primarily located in the U.S., Germany, Hong Kong and Switzerland. When developing products under our various licensed brands, we often coordinate our efforts with our licensors' design teams to provide for a more fluid design approval process and to fully incorporate the image of the respective brand into the product. Product design ideas are drawn from various sources and are reviewed and modified by our design staff to ensure consistency with our existing product offerings and the themes and images associated with our brands. Senior management is actively involved in the design process.
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
Marketing and promotion
Our marketing strategy for each of our proprietary brands is to deliver a coordinated and consistent brand image to the consumer regardless of where the consumer comes into contact with the brand. This includes point-of-sale merchandise displays, print and media advertising, our websites, catalogs, retail stores, and the product packaging to the product itself. We have been investing in our omni-channel initiatives to further develop a consistent brand image and message across all of the channels we serve. We have created a global CRM database to encourage on-going communication with our customers in an effort to foster brand loyalty and facilitate customer engagement and repeat purchases. For our proprietary brands, we identify our advertising themes and coordinate our packaging, advertising and point-of-sale material around these themes. These themes are carefully coordinated in order to convey classic, American styling and the aspirational viewpoint that we associate with our products. Our vintage-inspired tin packaging concept for many of our watch products and certain of our accessories is an example of these marketing themes. While our marketing themes typically change each year, the core image of the brand is designed to endure, only changing slightly to keep it fresh and relevant to our targeted consumer. For our licensed brands, we incorporate many of the same concepts but derive the themes generally from the licensors.
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
Our in-house art department designs, develops and implements all of the packaging, advertising, marketing and other promotional aspects of our products. The art staff uses graphic design techniques to generate the images presented on product packaging and other advertising materials. Senior management is involved in monitoring our advertising and promotional activities to ensure that themes and ideas are communicated in a cohesive manner to our target audience.
Sales and customers
General.    Domestically, we sell our products in retail locations in the U.S. through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores and mass market stores. For our FOSSIL, MICHELE and licensed branded products, our primary department store customers include Bloomingdales, Dillard's, Macy's, Neiman Marcus, Nordstrom and Saks Fifth Avenue. For our RELIC brand, our primary customers include JCPenney and Kohl's. For our SKAGEN brand, our primary customers include Dillard's, Macy's and Nordstrom. Many of our licensed branded products are also sold through each respective licensor's boutique stores and websites. We maintain sales offices in several major cities across the U.S. staffed with sales associates to assist in managing our department and specialty store accounts and employ a nationwide staff of merchandise coordinators who work with the stores to ensure that our products are displayed appropriately. We also sell certain of our FOSSIL branded products at Company-owned FOSSIL retail stores and outlet stores located throughout the U.S., and through our website at www.fossil.com. In addition, we sell certain of our proprietary and licensed watch products, as well as upscale watch brands of other companies, such as Citizen and Swiss Army, at our Company-owned Watch Station International retail stores in the U.S. and through our website at www.watchstation.com.
We maintain subsidiary offices in Australia, Austria, Belgium, Canada, China, Denmark, France, Germany, Hong Kong, India, Italy, Japan, Macau, Malaysia, Mexico, the Netherlands, Norway, Poland, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Taiwan, the United Kingdom and Vietnam. Our European headquarters is located in Basel, Switzerland, and our Asian headquarters is located in Hong Kong.
Internationally, our products are sold to department stores and specialty retail stores in approximately 150 countries worldwide through 23 Company-owned foreign subsidiaries, a network of approximately 80 independent distributors, Company-owned retail stores and websites and licensed or franchised FOSSIL retail stores, retail concessions operated by us and kiosks. Foreign distributors generally purchase products from us at uniform prices established by us for all international sales and resell them to department stores and specialty retail stores. We generally receive payment from our foreign distributors in U.S. dollars. We generally do not have long-term contracts with any of our retail customers. All transactions between us and our retail customers are conducted on the basis of purchase orders, which generally require payment of amounts due to us on a net 30 day basis for most of our U.S.-based customers and up to 120 days for certain international customers. No customer accounted for 10% or more of our consolidated net sales in fiscal years 2015, 2014 or 2013. Net sales for geographic segments are based on the location of the selling entity. For more information on our geographic segments, see Note 18—Major Customer, Segment and Geographic Information to our consolidated financial statements set forth in Part II, Item 8 of this Annual Report on Form 10-K.
United States sales.    For fiscal years 2015, 2014 and 2013, U.S. sales accounted for 46.2%, 45.3% and 46.8% of our consolidated net sales, respectively, and the aggregate sales to our 10 largest customers in the U.S. represented approximately 21.3%, 18.9% and 20.5% of consolidated net sales, respectively.
International sales.    For fiscal years 2015, 2014 and 2013, Europe sales accounted for 33.1%, 34.1% and 32.3% of consolidated net sales, respectively, Asia sales accounted for 15.4%, 16.1% and 15.4% of consolidated net sales, respectively, and other international sales accounted for 5.3%, 4.5% and 5.5% of consolidated net sales, respectively.

Company-owned stores
Our various retail store formats focus on creating emotional connections with our customers through an intense branding experience and personalized customer service. We strive to provide an inviting and welcoming environment for our customers that enhance our brand image and seek brand loyalty by continually delivering innovative vintage-inspired products that meet our customers' tastes. Our goal is to provide the customer with a consistent brand experience and message across the various channels we serve, including our retail stores, wholesale partners and e-commerce channels. Our on-going investments in our omni-channel initiatives help facilitate this goal and are critical components of our growth strategy going forward.
The following table sets forth the number of stores by concept as of January 2, 2016 and January 3, 2015:

	January 2, 2016				January 3, 2015
	Americas	Europe	Asia	Total	Americas	Europe	Asia	Total
Full price	128	126	68	322	147	113	59	319
Outlets	153	71	46	270	143	58	42	243
Full priced multi-brand	—	7	20	27	6	3	22	31
Total stores	281	204	134	619	296	174	123	593
Accessory stores
We operate full-price FOSSIL and SKAGEN accessory retail stores ("Accessory Stores") in order to broaden the recognition of our brand names. Accessory Stores carry a full assortment of FOSSIL or SKAGEN watches and other accessories that are generally sold at the suggested retail price. At the end of fiscal year 2015, the average size of our Accessory Stores was 1,546 square feet, but each store can vary in size based on its geographic location. For example, our international-based stores are generally smaller in square footage than our U.S.-based stores due to smaller retail store configurations generally available in international markets. The table below sets forth information about our Accessory Stores for the last five fiscal years:

Fiscal Year	Open At Beginning of Period	Opened During Period		Closed During Period	Open at End of Period	Total Gross Square Footage (in thousands)	Percentage Increase in Square Footage	Average Gross Square Footage Per Retail Store
2011	230	22		7	245	337.7	8.4%	1,378
2012	245	25		10	260	363.4	7.6%	1,398
2013	260	30		14	276	402.3	10.7%	1,458
2014	276	29		16	289	432.2	7.4%	1,496
2015	289	45	(1)	13	321	496.4	14.9%	1,546
____________________________________________
(1) Includes stores added through our SKWG acquisition.

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

Fiscal Year	Open At Beginning of Period	Opened During Period		Closed During Period	Open at End of Period	Total Gross Square Footage (in thousands)	Percentage Increase in Square Footage	Average Gross Square Footage Per Retail Store
2011	93	15		4	104	238.3	7.8%	2,291
2012	104	59		1	162	356.3	49.5%	2,199
2013	162	46		2	206	427.9	20.1%	2,077
2014	206	41		4	243	497.4	16.2%	2,047
2015	243	29	(1)	2	270	543.0	9.2%	2,011
____________________________________________
(1) Includes stores added through our SKWG acquisition.

Other retail and e-commerce
We sell certain of our proprietary and licensed brand watches, as well as watches manufactured by other companies in our Watch Station International stores.
We have an agreement with the House of Fraser ("HOF"), a U.K.-based department store, which allows us to operate the watch department in certain HOF stores. Under this agreement, we own the inventory within the HOF store, provide the labor to operate the department and pay HOF a commission on the retail watch sales generated in the stores. As of January 2, 2016, we operated the watch department in 50 HOF stores and HOF Online, although we do not include the number of locations associated with this arrangement in our retail store count.
Internet sales.    Our U.S. e-commerce website for FOSSIL branded products is www.fossil.com. We also operate e-commerce websites in Australia, France, Germany, Japan and the United Kingdom. In October 2012, we began shipping to Canada and Mexico through a third-party e-commerce website. Each website features a full selection of geographically specific FOSSIL branded products. Certain of our websites also provide customer service, company news and shareholder information. Our websites are continually updated to provide a fresh look and an easy-to-navigate interface that enhances our brand image, while allowing consumers a pleasing shopping experience or a preview of what they may find at their local store carrying the brand. Since its launch, the www.fossil.com website has been promoted consistently in support of online brand and direct sales goals. Our online marketing efforts include the following: search/keyword marketing programs through major search partners including Google, Bing and Yahoo!; regular e-mail communications sent using our e-mail service provider to over one million registered consumers; product and promotional banners presented on affiliate networks and display banner networks; and online brand initiatives through social networks such as Facebook, Twitter, Instagram, Pinterest, YouTube, WeChat and Weibo in support of viral and traditional brand initiatives. Through our Misfit acquisition in December 2015, we have acquired the www.misfit.com website. We have leveraged our e-commerce infrastructure by opening websites to support our licensed and owned brands, including www.michele.com, www.skagen.com, and www.watchstation.com.
Catalogs.    In fiscal year 2015, we distributed approximately 8.0 million FOSSIL catalogs and postcards in the U.S., an increase from 3.1 million in fiscal year 2014, and we did not distribute any FOSSIL catalogs internationally, a decrease from 0.2 million in fiscal year 2014. We increased the overall distribution in the U.S. during fiscal year 2015 to drive traffic in our stores and e-commerce businesses. Throughout 2015, we leveraged our Customer Relationship Management ("CRM") database to optimize our direct mail strategy to drive incremental store and e-commerce traffic. Our catalogs are a key communication and advertising vehicle for the FOSSIL brand, serving to enhance our brand's image, increase awareness, and promote sales across all of our distribution channels.

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
We permit the return of damaged or defective products. In addition, although we have no obligation to do so, we accept limited amounts of product returns from our wholesale customers in other instances. Accordingly, we provide allowances for the estimated amount of product returns. The allowances for product returns as of the end of fiscal years 2015, 2014 and 2013 were $68.7 million, $68.2 million and $63.1 million, respectively. We have not historically experienced returns in excess of our aggregate allowances.
Backlog
It is the practice of a substantial number of our customers not to confirm orders by delivering a formal purchase order until a relatively short time prior to the shipment of goods. As a result, the amount of unfilled customer orders includes confirmed orders and orders that we believe will be confirmed by delivery of a formal purchase order. A majority of such amounts represent orders that have been confirmed. The remainder of such amounts represents orders that we believe, based on industry practice and prior experience, will be confirmed in the ordinary course of business. Our backlog at a particular time is affected by a number of factors, including seasonality and the scheduling of the manufacture and shipment of our products. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. At the end of fiscal year 2015, we had unfilled customer orders of approximately $84.9 million, compared to $185.1 million and $194.5 million at the end of fiscal years 2014 and 2013, respectively.
Manufacturing
Watches and jewelry. During fiscal year 2015, approximately 49% of the watches we procured from Asia were assembled through our two majority-owned entities. The remaining watches we procured from Asia were assembled by approximately 38 unrelated factories located primarily in China and Hong Kong, which includes almost all the production and assembly of our digital and mass market watches. During fiscal year 2015, our Swiss-made watches were assembled primarily by one of our majority-owned entities and three third-party factories in Switzerland. During fiscal year 2015, approximately 59% of our jewelry products were manufactured by one of our majority-owned entities. The remaining 41% of our jewelry products were manufactured by approximately 17 factories located primarily in China. Although we have no ownership interest in these unrelated watch and jewelry factories, Fossil East maintains oversight and control of the supply chain from design through final delivery of the finished product as it does with our related factories. We believe substantial ownership of the assembly factories that produce a significant amount of our fashion watches and jewelry is critical to our operating model, as we believe this allows us to keep our designs proprietary, control the size of our production runs and vertically manage our supply chain.
The principal components used in the assembly of our watches are cases, crystals, dials, movements, hands, bracelets and straps. These components are obtained from a large number of suppliers located principally in China, Hong Kong, India, Italy, Japan, South Korea, Switzerland and Thailand. The majority of the movements, cases, dials, bracelets and hands used in the assembly of our watches are supplied by nine principal vendors. During fiscal years 2015, 2014 and 2013, one vendor was responsible for supplying approximately 43%, 41% and 36% of our case and bracelet components, respectively. Additionally, two vendors were responsible for supplying approximately 73%, 87% and 86% of our movements in fiscal years 2015, 2014 and 2013, respectively. The principal materials used in the manufacture of our jewelry products are base metals, stainless steel, semi-precious stones or silver jewelry with 18K gold plating on top. These components are primarily obtained from the same factories that we use for our watches. Except for the one case and bracelet vendor and the two movement vendors noted above, we do not believe that our business is materially dependent on any single component supplier.
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
Other Accessories. During fiscal year 2015, all of the manufacturing of our handbags, small leather goods and belts was outsourced. We believe that our policy of outsourcing the production of these product categories allows us flexibility in selecting our suppliers while avoiding significant capital expenditures, build-ups of work-in-process inventory and the costs of managing a substantial production work force.
General. We have a Code of Conduct for Manufacturers ("Manufacturer Code") that sets forth the corporate responsibility requirements for our suppliers, including compliance with international labor and human rights standards and environmental laws and regulations. Before supplying products to us, our manufacturers sign an agreement that includes a commitment to abide by our Manufacturer Code. For more information on our Manufacturer Code, see "Code of Conduct for Manufacturers."
Our products are assembled or manufactured according to plans that reflect management's estimates of product performance based on recent sales results, current economic conditions and prior experience with manufacturing sources. The average lead time from the commitment to purchase products through the production and shipment thereof ranges from two to four months for our watches, leather goods, and jewelry. We believe that the close relationships, including ownership interests in some cases, we have established and maintain with our principal assembly or manufacturing sources constitute a significant competitive advantage and allow us to quickly and efficiently introduce innovative product designs and alter production in response to the retail performance of our products.
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
In addition to the contractual obligation, we evaluate our suppliers' compliance with our Manufacturer Code through audits conducted both by our employees and third-party compliance auditing firms. In most cases, the audits are announced. If we believe that a supplier is failing to live up to the standards of our Manufacturer Code, we may terminate the supplier or provide the supplier with an opportunity to remedy the non-compliance through the implementation of a corrective action plan. For those suppliers on a corrective action plan, we will work with the supplier as necessary to help them understand the non-compliance and provide advice on how to remedy the non-compliance. We conduct a follow-up audit to confirm compliance after the implementation of the corrective action plan. Should the supplier continue to fail to meet our standards, we may seek to eliminate such supplier from our supply chain.

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
Distribution
Upon completion of assembly/manufacturing, the majority of our products are shipped to one of our warehousing and distribution centers in Texas, Germany or Hong Kong, from which they are shipped to subsidiary warehouses or directly to customers in selected markets. Our centralized warehouse and distribution facilities allow us to maximize our inventory management and distribution capabilities and more readily meet the varying distribution requirements placed on us by our customers at a lower cost. Our facilities in Texas and Germany are equipped with automated material handling equipment operated by software from SAP and Manhattan Associates. The automated equipment and operating systems, in conjunction with the continual sampling of our outgoing orders prior to shipment, are important in maintaining the quality, accuracy, speed and reputation of our products and distribution service.
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
Information technology systems
General. We believe that automation, reliable and scalable systems, accurate reporting and rapid flow of communication is essential to maintain our competitive position and support our key operating and financial goals. Therefore, we continue to invest in computer hardware, system applications and telecommunication networks. Our information technology systems consist of a wide spectrum of financial, distribution, human resources, merchandising, planning, point-of-sale, supply chain and other solutions. Where possible and cost effective, we leverage our various systems on a global basis, which enhances the accuracy, timeliness and accessibility of the relevant data.
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
IT support services.  In the third quarter of 2015, we moved the following IT functions to a global IT service provider in order to gain long-term IT operational maturity, resource flexibility and improved financial leverage of our IT support costs: service desk, application support, administration and infrastructure administration.
Warranty and repair
Our watch products are covered by limited warranties against defects in materials or workmanship. Our FOSSIL watch products sold in the U.S. are covered for a period of 11 years, our RELIC watch products sold in the U.S. are covered for a period of 12 years, and our SKAGEN branded watches are covered by a lifetime warranty. Generally, all other products sold in the U.S. and internationally are covered by a comparable one to two year warranty. The majority of our defective watch products returned by consumers in the Americas are processed at our repair facilities in Texas while defective watch products returned by consumers in Europe are processed at our repair facilities in France. We also maintain repair facilities at a majority of our subsidiaries, as well as through our network of third-party distributors to handle repairs which are minor in nature or are not convenient to one of our centralized repair facilities. In most cases, defective products under warranty are repaired by our personnel or third-party distributors. We attempt to retain adequate levels of component parts to facilitate after-sales service of our watches, even after specific styles are discontinued. We have a component parts system that tracks the inventory of our various component replacement parts that can be utilized by our repair facilities for identifying stock levels and availability for procurement. Watch and non-watch products under warranty that cannot be repaired in a cost-effective manner are replaced by us at no cost to the customer. Our warranty liability at the end of fiscal years 2015, 2014 and 2013 was $13.7 million, $13.5 million and $15.7 million, respectively. Repair services accounted for approximately 1.1% of our consolidated net sales in fiscal year 2015 and 1.0% in both fiscal years 2014 and 2013.
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

Intellectual property
Trademarks.   We use our FOSSIL, MICHELE, MISFIT, RELIC, SKAGEN and ZODIAC trademarks, as well as other trademarks, on certain of our watches, leather goods and other fashion accessories in the U.S. and in a significant number of foreign countries. We also use FOSSIL, SKAGEN, WATCH STATION INTERNATIONAL®, and WSI® as trademarks on retail stores and online e-commerce sites. We have taken steps to establish or provide additional protection for our trademarks by registering or applying to register our trademarks for relevant classes of products in each country where our products are sold in addition to certain foreign countries where it is our intent to market our products in the future. Each registered trademark may be renewable indefinitely, so long as we continue to use the mark in the applicable jurisdiction and make the appropriate filings when required. We aggressively protect our trademarks and trade dress and pursue infringement both domestically and internationally. We also pursue counterfeiters both domestically and internationally through leads generated internally, as well as through our business partners worldwide.
Patents.    We continue to explore innovations in the design and assembly of our watch products. As a result, we have been granted, and have pending, various U.S. and international design and utility patents related to certain of our watch designs and features. We also have been granted, and have pending, various U.S. patents related to certain of our other products and technologies. As of January 2, 2016, none of our patents were material to our business.
License agreements.    A significant portion of our sales and net income is, and is expected to continue to be, derived from the sales of products produced under licensing agreements with third-parties. Under these license agreements, we generally have the right to produce, market and distribute certain products utilizing the brand names of other companies. Our significant license agreements have various expiration dates between 2017 and 2025. In 2015, we entered into an exclusive global licensing agreement with Kate Spade, LLC for KATE SPADE NEW YORK branded watches. Additionally, in 2015, we also entered into a license with PRL USA, Inc. and The Polo/Lauren Company, L.P. related to the use of the CHAPS brand on watches.
Seasonality
Although the majority of our products are not seasonal, our business is seasonal by nature. A significant portion of our net sales and operating income is generated during the third and fourth quarters of our fiscal year, which includes the "back to school" and Christmas seasons. Additionally, as our retail and e-commerce sales continue to maintain a significant percentage of our sales mix, they will benefit our sales and profitability in our fiscal fourth quarter, generally at the expense of our fiscal first and second quarters when it is more difficult to leverage our retail and e-commerce expenses against the related sales. The amount of net sales and operating income generated during our fiscal fourth quarter also depends upon the anticipated level of retail sales during the Christmas season, as well as general economic conditions and other factors beyond our control. In addition, the amount of net sales and operating income generated during our fiscal first quarter depends in part upon the actual level of retail sales during the Christmas season. For example, lower levels of inventory held by our wholesale customers at the end of the Christmas season may result in higher levels of restocking orders placed by them during our fiscal first quarter.
Competition
The businesses in which we compete are highly competitive and fragmented. We believe that the current market for traditional watches can be divided into four segments, ranging from lower price point watches that are typically distributed through mass market channels to luxury watches at higher price points that are typically distributed through fine watch departments of upscale department stores or upscale specialty watch and fine jewelry stores. Our watch business generally competes in these segments with a number of established manufacturers, importers and distributors, including Armitron, Citizen, Gucci, Guess?, Kenneth Cole, LVMH Group, Movado, Raymond Weil, Seiko, Swatch, Swiss Army, TAG Heuer and Timex. In addition, our leather goods, sunglasses, and jewelry businesses compete with a large number of established companies that have significant experience developing, marketing and distributing such products. In all of our businesses, we compete with numerous manufacturers, importers and distributors who may have significantly greater financial, distribution, advertising and marketing resources than us. Our competitors include distributors that import watches and accessories and from abroad, U.S. companies that have established foreign manufacturing relationships and companies that produce accessories domestically.
Although the level and nature of competition varies among our product categories and geographic regions, we believe that we compete on the basis of style, price, value, quality, brand name, advertising, marketing, distribution and customer service. We believe that our ability to identify and respond to changing fashion trends and consumer preferences (including wearable technology), to maintain existing relationships and develop new relationships with manufacturing sources, to deliver quality merchandise in a timely manner, to manage the retail sales process, and integrate Misfit’s technology platform into our business model are important factors in our ability to compete. We also believe that our distinctive business model of owning the distribution in many key markets and offering a globally recognized portfolio of proprietary and licensed products allows for many competitive advantages over smaller, regional or local competitors. This "ownership of the market" allows us to bypass the local distributor's cost structure in certain countries, resulting in more competitively priced products while also generating higher product and operating margins.
We believe the risk of significant new competitors is mitigated to some extent by barriers to entry such as high startup costs and the development of long-term relationships with customers and manufacturing sources. However, in the expanding wearable technology industry we face relatively new competition from technology brands such as Apple and Samsung, from fitness brands such as Fitbit, as well as from many established traditional watch manufacturers as they enter into the wearable technology category. As this segment evolves and grows, there will likely be increased competition as well.
Employees
As of January 2, 2016, we employed approximately 15,100 persons, including approximately 8,900 persons employed by our foreign operating subsidiaries.
None of our domestic or foreign-based employees are represented by a trade union. However, certain European-based employees are represented by work councils, which include certain of our current employees who negotiate with management on behalf of all the employees. We have never experienced a work stoppage and consider our working relationship with our employees and work councils to be good.

Item 1A.    Risk Factors
The statements contained in this Annual Report on Form 10-K that are not historical facts, including, but not limited to, statements regarding our expected financial position, results of operations, business and financing plans found in Item 1. Business and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. The words "may", "believes", "expects", "plans", "intends", "anticipates" and similar expressions identify forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements.
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
Risk Factors Relating to Our Business
Any deterioration in the global economic environment, and any resulting declines in consumer confidence and spending, could have an adverse effect on our operating results and financial condition.
In recent years, the global economic environment has been challenging. Uncertainty in global markets, slowing economic growth, high levels of unemployment and eroding consumer confidence can negatively impact the level of consumer spending for discretionary items. This can affect our business as it is dependent on consumer demand for our products. Global economic conditions remain fragile, and the possibility remains that domestic or global economies, or certain industry sectors of those economies that are key to our sales, may slow or deteriorate, which could result in a corresponding decrease in demand for our products and negatively impact our results of operations and financial condition.
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
Our success depends upon our ability to anticipate and respond to changing fashion and product trends.
Our success depends upon our ability to anticipate and respond to changing fashion and product trends and consumer preferences in a timely manner. The purchasing decisions of consumers are highly subjective and can be influenced by many factors, such as brand image, marketing programs and product design. Our success depends, in part, on our ability to anticipate, gauge and respond to these changing consumer preferences in a timely manner while preserving the authenticity and the quality of our brands. Although we attempt to stay abreast of emerging lifestyle and fashion trends affecting accessories, any failure by us to identify and respond to such trends could adversely affect consumer acceptance of our existing brand names and product lines, which in turn could adversely affect sales of our products. If we misjudge the market for our products, we may be faced with a significant amount of unsold finished goods inventory, which could adversely affect our results of operations.
The loss of any of our license agreements, pursuant to which a number of our products are produced, may result in the loss of significant revenues and may adversely affect our business.
A significant portion of our sales and net income is, and is expected to continue to be, derived from the sales of products produced under license agreements with third parties. Under these license agreements, we generally have the right to produce, market and distribute certain products utilizing the brand names of other companies. We sell products under certain licensed brands, including, but not limited to, ADIDAS, ARMANI EXCHANGE, BURBERRY, CHAPS, DIESEL, DKNY, EMPORIO ARMANI, KARL LAGERFELD, KATE SPADE NEW YORK, MARC BY MARC JACOBS, MICHAEL KORS, and TORY

BURCH. Sales of our licensed products amounted to approximately 51.1% of our consolidated net sales for fiscal year 2015, including MICHAEL KORS product sales, which accounted for approximately 25.4% of our consolidated net sales. Our significant license agreements have various expiration dates between 2017 and 2025. In addition, certain license agreements may require us to make minimum royalty payments, subject us to restrictive covenants or require us to comply with certain other obligations and may be terminated by the licensor if these or other conditions are not met or upon certain events. We may not be able to continue to meet our obligations or fulfill the conditions under these agreements in the future. In addition, we may be unable to renew our existing license agreements beyond the current term or obtain new license agreements to replace any lost license agreements on similar economic terms or at all. In January 2016, Burberry announced they are exiting the watch business and do not intend to renew our license agreement upon its expiration at the end of 2017. The failure by us to maintain or renew one or more of our existing license agreements could result in a significant decrease in our sales and have a material adverse effect on our results of operations.
Certain key components in our products come from limited sources of supply, which exposes us to potential supply shortages that could disrupt the manufacture and sale of our products.
We and our contract manufacturers currently purchase a number of key components used to manufacture our products from limited sources of supply for which alternative sources may not be readily available. Any interruption or delay in the supply of any of these components could significantly harm our ability to meet scheduled product deliveries to our customers and cause us to lose sales. Interruptions or delays in supply may be caused by a number of factors that are outside of our and our contract or manufacturers' control, such as natural disasters like the March 2011 earthquake and tsunami in Japan. In addition, the purchase of these components on a limited source basis subjects us to risks of price increases and potential quality assurance problems. An increase in the cost of components could make our products less competitive and result in lower gross margins. In the event that we can no longer obtain materials from these limited sources of supply, we might not be able to qualify or identify alternative suppliers in a timely fashion. Any extended interruption in the supply of any of the key components currently obtained from a limited source or delay in transitioning to a replacement supplier could disrupt our operations and significantly harm our business in any given period. If our supply of certain components is disrupted, our lead times are extended or the cost of our components increases, our business, operating results and financial condition could be materially affected.
New technologies could render our wearable technology obsolete.
New developments in technology may negatively affect the development or sale of our wearable technology or make such products obsolete. Our inability to enhance our existing wearable technology in a timely manner or to develop and introduce new products that incorporate new technologies and achieve market acceptance in a timely manner could negatively impact our competitive position, which could have a material adverse effect on our business or results of operations.
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
We depend on information technology systems, the Internet and computer networks for a substantial portion of our retail and e-commerce businesses, including credit card transaction authorization and processing. We also receive and store personal information about our customers and employees, the protection of which is critical to us. In the normal course of our business, we collect, retain, and transmit certain sensitive and confidential customer information, including credit card information, over public networks. Our customers have a high expectation that we will adequately protect their personal information. In addition, personal information is highly regulated at the international, federal and state level.
Despite the security measures we currently have in place, our facilities and systems and those of our third-party service providers may be vulnerable to theft of physical information, security breaches, hacking attempts, computer viruses and malware, lost data and programming and/or human errors. Any electronic or physical security breach involving the misappropriation, loss, or other unauthorized disclosure of confidential or personally identifiable information, including penetration of our network security or those of our third-party service providers, could disrupt our business, severely damage our reputation and our customer relationships, expose us to litigation and liability, subject us to governmental investigations, fines and enforcement actions, result in negative media coverage and distraction to management and result in a material adverse effect to our business, financial condition, and results of operations. In addition, as a result of security breaches at a number of prominent retailers and other companies, the media and public scrutiny of information security and privacy has become more intense and the regulatory environment related thereto has become more uncertain. As a result, we may incur significant costs in complying with new and existing state, federal, and foreign laws regarding protection of, and unauthorized disclosure of, personal information.
Our success depends upon our ability to continue to develop innovative products, including wearable technology.
Our success depends upon our ability to continue to develop innovative products in the respective markets in which we compete. Wearable technology is an emerging category of fashion that offers customers new functionality with accessories, including jewelry and smart watches. Our ability to respond to consumer preferences for wearable technology will depend in part on establishing successful partnerships with or acquiring companies that are involved in developing wearable technology. If we are unable to establish such partnerships or make meaningful acquisitions, this could negatively impact our ability to meet customer demands for wearable technology. Additionally, we may be unable to enhance and develop our products to satisfy consumer demands for wearable technology or we may fail to do so in a timely manner or at competitive prices. The process of developing new products is complex and uncertain, and involves time, substantial costs and risks, which are further magnified when the development process involves a transition to a new technology platform. Our inability or the inability of our partners, for technological or other reasons, some of which may be beyond our or our partners' control, to enhance, develop, introduce and monetize wearable technology products in a timely manner, or at all, in response to changing consumer preferences for wearable technology, could have a material adverse effect on our business, results of operations and financial condition or could result in our products not achieving market acceptance or becoming obsolete. If we are unable to successfully introduce new products, or if our competitors introduce new or superior products, customers may purchase increasing amounts of products from our competitors, which could adversely affect our sales and results of operations.
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
Reduced lending by banks could have a negative impact on our customers, suppliers and business partners, which in turn could materially and adversely affect our financial condition, results of operations and liquidity.
Any reduction in lending by banks may have a significant negative impact on businesses around the world. Although we believe that our cash provided by operations and available borrowing capacity under our U.S. credit facility will provide us with sufficient liquidity for the foreseeable future, the impact of reduced lending on our customers, business partners and suppliers cannot be predicted and may be quite severe. A disruption in the ability of our significant customers or distributors to access liquidity could cause serious disruptions or an overall deterioration of their businesses, which could lead to a significant reduction in their future orders of our products and the inability or failure on their part to meet their payment obligations to us, any of which could have a material adverse effect on our financial condition, results of operations and liquidity.
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

Our inability to effectively manage our retail store operations could adversely affect our results of operations.

During fiscal year 2015, our global comparable store sales increased 0.9%. Historically, we have expanded our Company-owned store base. However, during fiscal year 2016, we intend to open approximately 25 to 30 new stores globally and close approximately 30 stores. The success of our retail business depends, in part, on our ability to open new stores, close low performing stores and renew our existing store leases on terms that meet our financial targets. Our ability to open new stores on schedule or at all, to close low performing stores and to renew existing store leases on favorable terms or to operate them on a profitable basis will depend on various factors, including our ability to:

•	identify suitable markets for new stores and available store locations;

•	negotiate acceptable lease terms for new locations or renewal terms for existing locations;

•	manage and expand our infrastructure to accommodate growth;

•	hire and train qualified sales associates;

•	develop new merchandise and manage inventory effectively to meet the needs of new and existing stores on a timely basis;

•	maintain favorable relationships with major developers and other landlords; and

•	avoid construction delays and cost overruns in connection with the build-out of new stores.
Our plans to manage our store base may not be successful and the implementation of any expansion plans may not result in an increase in our net sales even though they increase our costs. Additionally, implementing any plans to expand our store base would place increased demands on our operational, managerial and administrative resources. The increased demands of operating additional stores could cause us to operate less effectively, which could cause the performance of our existing stores and our wholesale operations to suffer materially. Our inability to effectively manage our retail store base could have a material adverse effect on the amount of net sales we generate and on our financial condition and results of operations.
We have key facilities in the U.S. and overseas, the loss or shut down of any of which could harm our business.
Our administrative, information technology and distribution operations in the U.S. are conducted primarily from two separate facilities located in the Dallas, Texas area. Our operations internationally are conducted from various administrative, distribution and assembly facilities outside of the U.S., particularly in China, Germany, Hong Kong, Vietnam and Switzerland. The complete or temporary loss of use of all or part of these facilities could have a material adverse effect on our business.
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
Since our public offering in 1993, we have experienced substantial growth in net sales. Our ability to continue this growth is dependent on the successful implementation of our business strategy. This includes diversification of our product offerings, developing wearable technology and strategic acquisitions. If we are not successful in the expansion or development of our product offerings or our new products are not profitable or do not generate sales comparable to those of our existing businesses, our results of operations could be negatively impacted. Another element of our business strategy is to place increased emphasis on growth in selected international markets. If our brand names and products do not achieve a high degree of consumer acceptance in these markets, our net sales could be adversely affected.
We also operate FOSSIL brand stores and other non-FOSSIL branded stores globally to further strengthen our brand image. As of January 2, 2016, we operated 619 stores worldwide. The costs associated with leasehold improvements to current stores and the costs associated with opening new stores and closing low performing stores could materially increase our costs of operation.

We have recently expanded and intend to further expand the scope of our product offerings, and new products introduced by us may not achieve consumer acceptance comparable to that of our existing product lines.
We have recently expanded and intend to further expand the scope of our product offerings, particularly in the wearable technology space. As is typical with new products, market acceptance of new designs and products is subject to uncertainty. In addition, we generally make decisions regarding product designs several months in advance of the time when consumer acceptance can be measured. If trends shift away from our products, if our wearable technology becomes outdated or if we misjudge the market for our product lines, we may be faced with significant amounts of unsold inventory or other conditions which could have a material adverse effect on our financial condition and results of operations.
The failure of new product designs or new product lines to gain market acceptance could also adversely affect our business and the image of our brands. Achieving market acceptance for new products or technology may also require substantial marketing efforts and expenditures to generate consumer demand. These requirements could strain our management, financial and operational resources. If we do not continue to develop innovative products that provide better design, technology and performance attributes than the products of our competitors and that are accepted by consumers, or if our future product lines misjudge consumer demands, we may lose consumer loyalty, which could result in a decline in our sales and market share.
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
Under our license agreements, we have in the past experienced, and could again in the future experience, instances where our minimum royalty commitments exceeded the royalties payable based upon our sales of the licensed products. Payments of minimum royalties in excess of the royalties based on our sales of the licensed products reduce our margins and could adversely affect our results of operations.
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
A substantial percentage of our watch and jewelry products are currently assembled or manufactured to our specifications by our majority-owned entities in China, with the remainder assembled or manufactured by independent entities. All of our sunglasses, handbags, small leather goods, belts and soft accessories are produced by independent manufacturers. We have no long-term contracts with these independent assembly factories or manufacturers and compete with other companies for production facilities. All transactions between us and our independent assembly factories or manufacturers are conducted on the basis of purchase orders. We face the risk that these independent assembly factories or manufacturers may not produce and deliver our products on a timely basis, or at all. As a result, we cannot be certain that these assembly factories or manufacturers will continue to assemble or manufacture products for us or that we will not experience operational difficulties with our manufacturers, such as reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, shortages of raw materials, failures to meet production deadlines or increases in manufacturing costs. Our future success will depend upon our ability to maintain close relationships with, or ownership of, our current assembly factories and manufacturers and to develop long-term relationships with other manufacturers that satisfy our requirements for price, quality and production flexibility. Our ability to establish new manufacturing relationships involves numerous uncertainties, including those relating to payment terms, costs of manufacturing, adequacy of manufacturing capacity, quality control and timeliness of delivery. Any failure by us to maintain long-term relationships with, or ownership of, our current assembly factories and manufacturers or to develop relationships with other manufacturers could have a material adverse effect on our ability to manufacture and distribute our products.
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
We face intense competition in the specialty retail and e-commerce industries and the size and resources of some of our competitors are substantially greater than ours, which may allow them to compete more effectively.
We face intense competition in the specialty retail and e-commerce industry where we compete primarily with specialty retailers, department stores and Internet businesses that engage in the retail sale of watches and accessories. We believe that the principal basis upon which we compete is the quality and design of merchandise and the quality of customer service. We also believe that price is an important factor in our customers' decision-making processes. Many of our competitors are, and many of our potential competitors may be, larger and have greater financial, marketing and other resources than we have and therefore may be able to adapt to changes in customer requirements more quickly, devote greater resources to the marketing and sale of their products and generate greater national brand recognition than we can, especially in the developing area of omni-channel retailing. Omni-channel retailing may include retail stores, e-commerce sites, mobile channels and other direct-to-consumer points of contact that enhance the consumer’s ability to interact with a retailer in the research, purchase, returning and serving of products . The intense competition and greater size and resources of some of our competitors could have a material adverse effect on the amount of net sales we generate and on our results of operations.
We could be negatively impacted if we fail to successfully integrate Misfit or other businesses we may acquire.
In December 2015, we completed the acquisition of Misfit. As part of our growth strategy, we have made, and may consider in the future, certain acquisitions, domestically and internationally, including acquisitions of certain watch brands and acquisitions of independent distributors of our products. The integration of Misfit or any future acquisitions may not be successful or generate sales increases. When we have acquired businesses, we have acquired businesses that we believe could enhance our business opportunities and our growth prospects. The acquisition of Misfit or any future acquisitions involve risks that could materially affect our business, financial condition and operating results. These risks include:

•	distraction of management from our business operations;

•	loss of key personnel and other employees;

•	costs, delays, and inefficiencies associated with integrating acquired operations and personnel;

•	the impairment of acquired assets and goodwill; and

•	acquiring the contingent and other liabilities of the businesses we acquire.
In addition, Misfit or any future acquired businesses may not provide us with increased business opportunities or result in the growth that we anticipate. Furthermore, integrating Misfit or any future acquired operations is a complex, time-consuming and expensive process. Combining Misfit or any future acquired operations with our current operations may result in lower overall operating margins, greater stock price volatility and quarterly earnings fluctuations. Cultural incompatibilities, career uncertainties and other factors associated with such acquisitions may also result in the loss of employees. Failure to acquire and successfully integrate complementary practices, or failure to achieve the business synergies or other anticipated benefits, could materially adversely affect our business, financial condition and results of operations.
We face competition from traditional competitors as well as new competitors in the wearable technology category.
There is intense competition in each of the businesses in which we compete. In all of our businesses, we compete with numerous manufacturers, importers and distributors who may have significantly greater financial, distribution, advertising and marketing resources than us. Our competitors include distributors that import watches and accessories from abroad, U.S. companies that have established foreign manufacturing relationships and companies that produce accessories domestically. In addition, we face new competition from technology companies that are launching smart watch products and other wearable technology. These new competitors have not historically competed with us, and many have significantly greater financial, distribution, advertising and marketing resources than us. The impact of the introduction of smart watch products and other wearable technology on sales of our traditional product lines, and watches in particular, is uncertain, but could be materially adverse. Our results of operations and market position may be adversely affected by our competitors and their competitive pressures in the watch, wearable technology and fashion accessory industries.
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
Our gross profit margins are impacted by our sales mix. Sales from our retail and e-commerce businesses and international and licensed watch businesses generally provide gross margins in excess of our historical consolidated gross profit margin, while accessory products generally provide gross profit margins below our historical consolidated gross profit margin. If future sales from our retail and e-commerce businesses and international and licensed watch businesses do not increase at a faster rate than our accessory business, our gross profit margins may grow at a slower pace, cease to grow, or decrease relative to our historical consolidated gross profit margin. We also distribute private label products to the mass market channel at gross profit margins significantly lower than our historical consolidated gross profit margin. Future growth in this channel at rates in excess of our consolidated net sales growth rate could negatively impact our consolidated gross profit margins.
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
We cannot be certain that our products do not and will not infringe upon the intellectual property rights of others. The wearable technology space is rapidly developing with new innovation, which will likely result in a significant number of domestic and international patent filings for new technology. As a result, wearable technology companies may be subject to an increasing number of claims that their products infringe the intellectual property rights of competitors or non-practicing entities. As we increase our wearable technology and other product offerings, we may be subject to legal proceedings, including claims of alleged infringement of the intellectual property rights of third parties by our customers in connection with their marketing and sale of our products. Any such claims, whether or not meritorious, could result in costly litigation and divert the efforts of our personnel. Moreover, should we be found liable for infringement, we may be required to enter into licensing agreements (if available on acceptable terms or at all) or to pay damages and cease making or selling certain products. Moreover, we may need to redesign or rename some of our products to avoid future infringement liability. Any of the foregoing could cause us to incur significant costs and prevent us from manufacturing or selling certain of our products.
An increase in product returns could negatively impact our operating results.
We accept limited returns and will request that a customer return a product if we feel the customer has an excess of any style that we have identified as being a poor performer for that customer or geographic location. We continually monitor returns and maintain a provision for estimated returns based upon historical experience and any specific issues identified. However, as we increase our wearable technology product offerings, we do not have the same level of historical experience estimating returns as we have with our other more mature products, which could result in us underestimating the level of returns. In addition, consumer acceptance of wearable technology products and the inherent outdating of technology over time may result in an increase in the amount of returns we accept from our customers. While returns have historically been within our expectations and the provisions established, future return rates may differ from those experienced in the past. In the event that our products are performing poorly in the retail market and/or we experience product damages or defects at a rate significantly higher than our historical rate, the resulting credit returns could have an adverse impact on our operating results for the period or periods in which such returns occur.
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
During fiscal year 2015, we generated 53.8% of our net sales from outside of the U.S., and we anticipate that revenue from our international operations could account for an increasingly larger portion of our net sales in the future. Our international operations are directly related to, and dependent on, the volume of international trade and foreign market conditions. International commerce and our international operations are subject to many risks, some of which are discussed in more detail below, including:

•	recessions in foreign economies;

•	the adoption and expansion of trade restrictions;

•	limitations on repatriation of earnings;

•	difficulties in protecting our intellectual property or enforcing our intellectual property rights under the laws of other countries;

•	longer receivables collection periods and greater difficulty in collecting accounts receivable;

•	difficulties in managing foreign operations;

•	social, political and economic instability;

•	changes in or adoption of new or expanded regulatory requirements;

•	our ability to finance foreign operations;

•	tariffs and other trade barriers; and

•	U.S. government licensing requirements for exports.
The occurrence or consequences of any of these risks may restrict our ability to operate in the affected regions and decrease the profitability of our international operations, which may seriously harm our financial condition.
Foreign currency fluctuations could adversely impact our financial condition.
We generally purchase our products in U.S. dollars. However, we source a significant amount of our products overseas and, as such, the cost of these products may be affected by changes in the value of the currencies of these countries, including the Australian dollar, British pound, Canadian dollar, Chilean peso, Chinese yuan, Danish krone, euro, Hong Kong dollar, Indian rupee, Japanese yen, South Korean won, Malaysian ringgit, Mexican peso, Norwegian kroner, Singapore dollar, Swedish krona, Swiss franc and Taiwanese dollar. Due to our dependence on manufacturing operations in China, changes in the value of the Chinese yuan may have a material impact on our supply channels and manufacturing costs, including component and assembly costs.

In addition, changes in currency exchange rates may also affect the prices at which we sell products in foreign markets. For fiscal years 2015, 2014 and 2013, 53.8%, 54.7% and 53.2% of our consolidated net sales were generated outside of the U.S. In general, our overall financial results are affected positively by a weaker U.S. dollar and are affected negatively by a stronger U.S. dollar as compared to the foreign currencies in which we conduct our business. For example, due to a generally stronger U.S. dollar in fiscal year 2015, the translation of foreign based net sales into U.S. dollars reduced our reported net sales by approximately $207.5 million. If the value of the U.S. dollar remains at its current levels or strengthens further against foreign currencies, particularly against the euro, British pound, Canadian dollar, Japanese yen, Mexican peso and Australian dollar, our financial condition and results of operations could be materially and adversely impacted. Although we utilize forward contracts to mitigate foreign currency risks (mostly relating to the euro, British pound, Canadian dollar, Japanese yen, Mexican peso and Australian dollar), if we are unsuccessful in mitigating these risks, foreign currency fluctuations may have a material adverse impact on our financial condition and results of operations.
The ongoing European economic problems and debt crisis could adversely impact our financial condition.
The European economic situation has contributed to instability in the global credit markets. During fiscal year 2015, the value of the euro fell of approximately 10% against the U.S. dollar and may deteriorate further in the future. During fiscal year 2015, we generated 33.1% of our consolidated net sales from our Europe segment. If global economic and market conditions, or economic conditions in Europe become uncertain or deteriorate, the value of the euro could decline. The general financial instability in the stressed European countries could have a contagion effect on the region and contribute to the general instability and uncertainty in the European Union. If this were to occur or if the value of the euro were to weaken against the U.S. dollar, our financial condition and results of operations could be materially and adversely impacted.
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
Our business is also subject to risks associated with U.S. and foreign legislation and regulations relating to imports, including quotas, duties, tariffs or taxes, and other charges or restrictions on imports, which could adversely affect our operations and our ability to import products at current or increased levels. We cannot predict whether additional U.S. and foreign customs quotas, duties (including antidumping or countervailing duties), tariffs, taxes or other charges or restrictions, requirements as to where raw materials must be purchased, additional workplace regulations or other restrictions on our imports will be imposed upon the importation of our products in the future or adversely modified, or what effect such actions would have on our costs of operations. For example, our products imported to the U.S. are subject to U.S. customs duties and, in the ordinary course of our business, we may from time to time be subject to claims by the U.S. Customs Service for duties and other charges. Factors that may influence the modification or imposition of these restrictions include the determination by the U.S. Trade Representative that a country has denied adequate intellectual property rights or fair and equitable market access to U.S. firms that rely on intellectual property, trade disputes between the U.S. and a country that leads to withdrawal of "most favored nation" status for that country and economic and political changes within a country that are viewed unfavorably by the U.S. government. Future quotas, duties or tariffs may have a material adverse effect on our business, financial condition and results of operations. Future trade agreements could also provide our competitors with an advantage over us, or increase our costs, either of which could have a material adverse effect on our business, financial condition and results of operations and financial condition. Substantially all of our import operations are subject to customs duties imposed by the governments where our production facilities are located on imported products, including raw materials.
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
Our net sales, operating results and cash flows may fluctuate significantly because of a number of factors, many of which are outside of our control. These factors may include, but may not be limited to, the following:

•	fluctuations in market demand for our products;

•	increased competition and pricing pressures;

•	our ability to anticipate changing customer demands and preferences;

•	our ability to compete in the wearable technology space;

•	growth in our international operations;

•	our failure to efficiently manage our inventory levels;

•	our inability to manage and maintain our debt obligations;

•	seasonality in our business;

•	changes in our, and our competitors', business strategy or pricing;

•	the successful management of our Company-owned retail store operations;

•	the timing of certain selling, general and administrative expenses;

•	completing acquisitions and the costs of integrating acquired operations;

•	international currency fluctuations, operating challenges and trade regulations;

•	acts of terrorism or acts of war; and

•	government regulation.
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
Our CEO owns approximately 13% of our outstanding common stock.
Mr. Kosta Kartsotis owns approximately 13% of our common stock as of January 2, 2016. As a result, he is in a position to influence the outcome of elections of our directors, the adoption, amendment or repeal of our bylaws and any other actions requiring the vote or consent of our stockholders, and to otherwise influence our affairs.

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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Company facilities.    As of the end of fiscal year 2015, we owned or leased the following material facilities in connection with our U.S. and international operations:

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
We also lease certain other manufacturing and/or office, warehouse and/or distribution facilities in Burlingame, California; Chicago, Illinois; Los Angeles, California; Miami, Florida; Australia; Austria; Canada; China; Denmark; France; Germany; Hong Kong; India; Italy; Japan; Malaysia; Mexico; the Netherlands; New Zealand; Poland; Portugal; Singapore; South Africa; South Korea; Spain; Sweden; Switzerland; Taiwan, the United Kingdom and Vietnam.
Retail store facilities.    As of the end of fiscal year 2015, we had 648 lease agreements for retail space for the sale of our products. The leases, including renewal options, expire at various times from 2016 to 2029. The leases provide for minimum annual rentals and, in certain cases, for the payment of additional rent when sales exceed specified net sales amounts. We are also generally required to pay our pro rata share of common area maintenance costs, real estate taxes, insurance, maintenance expenses and utilities.

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

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
General.    Our common stock is listed on the NASDAQ Global Select Market under the symbol "FOSL." The following table sets forth the range of quarterly high and low sales prices per share of our common stock on the NASDAQ Global Select Market for the fiscal years ended January 2, 2016 and January 3, 2015.

	High	Low
Fiscal year ended January 2, 2016:
First quarter	$110.05	$79.50
Second quarter	$86.50	$68.55
Third quarter	$71.98	$53.05
Fourth quarter	$58.18	$30.65
Fiscal year ended January 3, 2015:
First quarter	$125.00	$106.91
Second quarter	$114.80	$98.53
Third quarter	$107.86	$91.84
Fourth quarter	$115.20	$94.91
As of February 23, 2016, there were 209 holders of record of our shares of common stock (including nominee holders such as banks and brokerage firms who hold shares for beneficial owners), although we believe that the number of beneficial owners is much higher.
Cash Dividend Policy.    We did not pay any cash dividends in fiscal years 2015, 2014 or 2013. We expect that for the foreseeable future, we will retain all available earnings generated by our operations for the development and growth of our business and for the repurchase of shares of our common stock. Any future determination as to a cash dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, stock repurchase plans, financial condition, future prospects and such other factors as our Board of Directors may deem relevant.

Common Stock Performance Graph
The following performance graph compares the cumulative return of our shares of common stock over the preceding five year periods with that of the broad market Standard & Poor's 500 Stock Index ("S&P 500 Index") and the NASDAQ Retail Trades Group. Each index assumes $100 invested at December 31, 2010 and is calculated assuming quarterly reinvestment of dividends and quarterly weighting by market capitalization.
2015 COMPARATIVE TOTAL RETURNS
Fossil Group, Inc.,
NASDAQ Retail Trades and S&P 500 Index
(Performance Results through 12/31/2015)

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Fossil Group, Inc.	$100.00	$112.60	$132.09	$170.18	$157.12	$51.87
S&P 500 Index	$100.00	$100.00	$113.40	$146.97	$163.71	$162.52
Nasdaq Retail Trades	$100.00	$106.58	$129.78	$178.82	$206.31	$230.58
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In August 2010, our Board of Directors approved a common stock repurchase program pursuant to which up to $30 million could be used to repurchase outstanding shares of our common stock. The $30 million repurchase has no termination date and, as of January 2, 2016, no shares had been repurchased under it. In December 2012, our Board of Directors approved a common stock repurchase program pursuant to which up to $1.0 billion could be used to repurchase outstanding shares of our common stock. This repurchase program has a termination date of December 31, 2016. We completed the $1.0 billion repurchase program during the first quarter of fiscal year 2015 and repurchased approximately 281,000 shares at a cost of $28.8 million during that quarter. During fiscal year 2014, we repurchased 4.1 million shares at a cost of $435.0 million and 4.9 million shares during fiscal year 2013 at a cost of $536.3 million under this $1.0 billion repurchase plan. On November 10, 2014, the Company’s Board of Directors authorized a new $1.0 billion share repurchase program with an expiration date of December 31, 2018, and as of January 2, 2016, we have repurchased approximately 2.4 million shares at a cost of $200.7 million under that plan. These repurchase programs are conducted pursuant to Rule 10b-18 of the Securities Exchange Act of 1934.
Common stock repurchases acquired from grantees in connection with income tax withholding obligations arising from vesting of restricted stock grants were 11,175 shares, 13,572 shares and 25,322 shares for fiscal years 2015, 2014 and 2013, respectively.

The following table shows our common stock repurchases based on the settlement date for the quarter ended January 2, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
October 4, 2015 - October 31, 2015	—	$—	—	$829,327,591
November 1, 2015 - November 28, 2015	397	$55.04	—	$829,327,591
November 29, 2015 - January 2, 2016	—	$—	—	$829,327,591
Total	397		—
Item 6.    Selected Financial Data
The following information should be read in conjunction with our consolidated financial statements and notes thereto contained in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K (in thousands, except for per share data).

Fiscal Year	2015	2014	2013	2012	2011
Net sales	$3,228,836	$3,509,691	$3,259,971	$2,857,508	$2,567,302
Gross profit	1,753,467	2,001,172	1,861,686	1,606,543	1,439,186
Operating income	291,234	566,536	561,596	488,840	471,991
Net income	229,902	386,611	388,048	354,259	307,402
Net income attributable to Fossil Group, Inc.	220,637	376,707	378,152	343,401	294,702
Earnings per share:
Basic	4.52	7.12	6.59	5.63	4.66
Diluted	4.51	7.10	6.56	5.59	4.61
Weighted average common shares and common equivalent shares outstanding:
Basic	48,800	52,882	57,401	60,959	63,298
Diluted	48,924	53,080	57,676	61,400	63,965
Working capital	$953,141	$1,008,264	$939,573	$702,776	$797,932
Total assets	2,355,661	2,177,460	2,186,251	1,820,304	1,609,066
Total long-term liabilities	933,589	747,351	618,978	173,062	100,942
Stockholders' equity attributable to Fossil Group, Inc.	921,388	977,860	1,068,677	1,233,535	1,105,929
Return on average stockholders' equity attributable to Fossil Group, Inc.(1)	24.7%	37.5%	33.1%	29.9%	28.0%
_______________________________________________

(1)	Calculated by dividing net income attributable to Fossil Group, Inc. by five quarter average stockholders' equity attributable to Fossil Group, Inc.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Summary
We are a global design, marketing and distribution company that specializes in consumer fashion accessories. Our principal offerings include an extensive line of men's and women's fashion watches and jewelry, handbags, small leather goods, belts, and sunglasses. In the watch and jewelry product categories, we have a diverse portfolio of globally recognized owned and licensed brand names under which our products are marketed. Our products are distributed globally through various distribution channels including wholesale in countries where we have a physical presence, direct to the consumer through our retail stores and commercial websites and through third-party distributors in countries where we do not maintain a physical presence. Our products are offered at varying price points to meet the needs of our customers, whether they are value-conscious or luxury oriented. Based on our extensive range of accessory products, brands, distribution channels and price points, we are able to target style-conscious consumers across a wide age spectrum on a global basis.
Domestically, we sell our products through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, Company-owned retail and outlet stores, mass market stores and through our FOSSIL website. Our wholesale customer base includes, among others, Amazon.com, Dillard's, JCPenney, Kohl's, Macy's, Neiman Marcus, Nordstrom, Saks Fifth Avenue, Target and Wal-Mart. In the United States, our network of Company-owned stores included 99 retail stores located in premier retail sites and 139 outlet stores located in major outlet malls as of January 2, 2016. In addition, we offer an extensive collection of our FOSSIL brand products on our website, www.fossil.com, as well as proprietary and licensed watch and jewelry brands through other managed and affiliated websites.
Internationally, our products are sold to department stores, specialty retail stores and specialty watch and jewelry stores in approximately 150 countries worldwide through 23 Company-owned foreign sales subsidiaries and through a network of approximately 80 independent distributors. Internationally, our network of Company-owned stores included 250 retail stores and 131 outlet stores as of January 2, 2016. Our products are also sold through licensed and franchised FOSSIL retail stores, retail concessions operated by us and kiosks in certain international markets. In addition, we offer an extensive collection of our FOSSIL brand products on our websites in certain countries.
Our consolidated gross profit margin is impacted by our diversified business model that includes but is not limited to: (i) a significant number of product categories we distribute, (ii) the multiple brands we offer within several product categories, (iii) the geographical presence of our businesses and (iv) the different distribution channels we sell to or through. The components of this diversified business model produce varying ranges of gross profit margin. Generally, on a historical basis, our fashion branded watch and jewelry offerings produce higher gross profit margins than our leather goods offerings. In addition, in most product categories that we offer, brands with higher retail price points generally produce higher gross profit margins compared to those of lower retail priced brands. Gross profit margins related to sales in our Europe and Asia businesses are historically higher than our Americas business primarily due to the following factors: (i) premiums charged in comparison to retail prices on products sold in the U.S.; (ii) the product sales mix in our international businesses, in comparison to our Americas business, is comprised more predominantly of watches and jewelry that generally produce higher gross profit margins than leather goods; and (iii) the watch sales mix in our Europe and Asia businesses, in comparison to our Americas business, are comprised more predominantly of higher priced licensed brands.
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

Critical Accounting Policies and Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to product returns, bad debt, inventories, long-lived asset impairment, impairment of goodwill and trade names, income taxes, warranty costs, hedge accounting, litigation liabilities and stock-based compensation. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Our estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies require the most significant estimates and judgments.
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
Long-lived Asset Impairment.    We test for asset impairment of property, plant and equipment and other long-lived assets whenever events or conditions indicate that the carrying value of an asset might not be recoverable based on expected undiscounted cash flows related to the asset. In evaluating long-lived assets for recoverability, we calculate fair value using our best estimate of future cash flows expected to result from the use of the asset and its eventual disposition. When undiscounted cash flows estimated to be generated through the operations of our Company-owned retail stores are less than the carrying value of the underlying assets, the assets are impaired. If it is determined that assets are impaired, an impairment loss is recognized for the amount the asset's book value exceeds its fair value. Impairment losses are recorded in selling, general and administrative expenses. Should actual results or market conditions differ from those anticipated, additional losses may be recorded. We recorded impairment losses on long-lived assets of approximately $11.1 million, $9.3 million and $5.8 million in fiscal years 2015, 2014 and 2013, respectively. An increase of 100 basis points to the discount rate used in our impairment testing would not have resulted in additional impairment expense. A 10% decrease in future expected cash flows would have increased impairment expense by $0.4 million.
Impairment of Goodwill and Trade Names.    We evaluate goodwill for impairment annually as of the end of the fiscal year by comparing the fair value of the reporting unit to its recorded value. Additionally, if events or conditions were to indicate the carrying value of a reporting unit may not be recoverable, we would evaluate goodwill for impairment at that time. We have three reporting units for which we evaluate goodwill for impairment: Americas, Europe and Asia. The fair value of each reporting unit is estimated using market comparable information and discounted cash flows. If the estimated fair value of a reporting unit exceeds its carrying value, no impairment charge is recorded. As of January 2, 2016, the fair value of each of these reporting units exceeded their carrying value by over 30%.
We evaluate trade names by comparing the fair value of the asset to its recorded value annually as of the end of the fiscal year and whenever events or conditions indicate that the carrying value of the trade name may not be recoverable. The fair value of the asset is estimated using discounted cash flow methodologies. The MICHELE trade name represented approximately 19% of our total trade name balances at the end of fiscal years 2015, and 22% at the end of fiscal years 2014 and 2013. The SKAGEN trade name represented approximately 65% of our total trade name balance at the end of fiscal years 2015, and 77% at the end of fiscal years 2014 and 2013. We performed the required annual impairment test and recorded impairment charges of $9.1 million in fiscal year 2015 related to the SKAGEN trade name and no impairment charges related to the

MICHELE trade name. No trade name impairment charges were recorded in fiscal years 2014 and 2013. As of January 2, 2016, the fair value of the MICHELE trade name exceeded its carrying value by greater than 40% and the SKAGEN trade name was written down to the calculated fair value. An increase of 100 basis points to the discount rate used in our impairment testing would have increased impairment expense by $4.8 million. A 10% decrease in future expected cash flows would have increased impairment expense by $5.6 million. Additionally, we acquired the MISFIT trade name on December 22, 2015. See Note 2—Acquisitions and Goodwill for additional disclosures about the acquisition.
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
Warranty Costs.    Our watch products are covered by limited warranties against defects in materials or workmanship. Our FOSSIL watch products sold in the U.S. are covered for a period of 11 years, our RELIC watch products sold in the U.S. are covered for a period of 12 years, and our SKAGEN branded watches are covered by a lifetime warranty. Generally, all other products sold in the U.S. and internationally are covered by a comparable one to two year warranty. We determine our warranty liability using historical warranty repair experience. As changes occur in sales volumes and warranty experience, the warranty accrual is adjusted as necessary. The year-end warranty liability for fiscal years 2015, 2014 and 2013 was $13.7 million, $13.5 million and $15.7 million, respectively.
Hedge Accounting.   The Company is exposed to certain market risks relating to foreign exchange rates and interest rates. The Company actively monitors and attempts to manage these exposures using derivative instruments including foreign exchange forward contracts ("forward contracts") and interest rate swaps. The Company’s main objective is to hedge the variability in forecasted cash flows due to the foreign currency risks primarily associated with certain anticipated inventory purchases. Changes in the fair value of forward contracts designated as cash flow hedges are recorded in the cumulative translation adjustment component of accumulated other comprehensive income (loss) within stockholders' equity, and are recognized in other income (expense) - net in the period which the intercompany cash payment for inventory is made. Additionally, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the cash flows being hedged, any changes in fair value relating to the ineffective portion of these contracts would be recognized in other income (expense) - net on the Company's consolidated statements of income and comprehensive income. Also, the Company has entered into interest rate swap agreements to effectively convert portions of its variable rate debt obligations to fixed rates. Changes in the fair value of the interest rate swaps are recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity, and are recognized in interest expense in the period in which the payment is settled. To reduce exposure to changes in currency exchange rates adversely affecting the Company’s investment in foreign currency-denominated subsidiaries, the Company periodically enters into forward contracts designated as net investment hedges. Both realized and unrealized gains and losses from net investment hedges are recognized in the cumulative translation adjustment component of other comprehensive income (loss), and will be reclassified into earnings in the event the Company's underlying investments are liquidated or disposed. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company has elected to apply the hedge accounting rules as required by ASC 815, Derivatives and Hedging, for these hedges.

Stock-Based Compensation.    We utilize the Black-Scholes model to determine the fair value of stock options and stock appreciation rights on the date of grant. The model requires us to make assumptions concerning (i) the length of time employees will retain their vested stock options and stock appreciation rights before exercising them ("expected term"), (ii) the volatility of our common stock price over the expected term and (iii) the number of stock options and stock appreciation rights that will be forfeited. Changes in these assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related expense amounts recognized on our consolidated statements of income and comprehensive income. If the fair value of our stock-based compensation were to change by 10%, the result would have been a $1.4 million change to net income, net of taxes.
Results of Operations
Executive Summary
During fiscal year 2015, net sales decreased 8% (1% in constant currency and comparable calendar) as compared to the prior fiscal year which included an extra week of operations as fiscal year 2014 was a 53-week year as compared to a 52-week year for fiscal year 2015. In the following discussion, certain amounts are presented on a comparable calendar basis by removing an estimated week of activity from the prior year. On a constant currency and comparable calendar basis, modest sales decreases in the Americas and Asia regions were partially offset by sales growth in Europe. During fiscal year 2015, the watch business was sluggish as tech-enabled devices offered consumers additional choices and the economic environments in many of our key markets were unfavorable. However, we invested in brand building and demand creation activities for our owned brands and grew both FOSSIL and SKAGEN across each of our geographic regions on a constant currency and comparable calendar basis and acquired Misfit, Inc. at the end of the year to enable us to expand our addressable market in the future. We advanced our customer relationship management initiative to better understand our customer, their shopping patterns and preferences and establish a deeper connection with them to provide for continued dialog with the intent to facilitate repeat customer visits and drive additional sales. We also made great strides in increasing brand awareness through product innovation both in traditional categories as well as the connected accessories space.
FOSSIL branded products decreased 5% (increased 4% in constant currency and comparable calendar), including modest growth in watches and leathers partially offset by a small decrease in the jewelry business on a constant currency and comparable calendar basis. Our SKAGEN branded products increased 5% (15% in constant currency and comparable calendar), representing growth across all three major product categories led by watches. We continue to see great potential with SKAGEN through expanded global distribution fueled by its unique positioning and design.
Our multi-brand global watch portfolio decreased 10% (3% in constant currency and comparable calendar) during fiscal year 2015. Our watch business remains challenging as technology and new functionality put pressure on the traditional watch category and we anniversaried the exceptional growth of the MICHAEL KORS brand. While still a very productive and successful brand, growth in MICHAEL KORS has subsided in recent fiscal quarters and growth in jewelry for fiscal year 2015 only partially offset declines in watches for the brand. Regionally, the brand declined in the Americas and grew in both Europe and Asia on a constant currency and comparable calendar basis.
For fiscal year 2015, excluding the MICHAEL KORS brand, our watch business was roughly flat on a constant currency and comparable calendar basis with the benefit of KATE SPADE NEW YORK in the portfolio. During the first half of fiscal year 2015, we added KATE SPADE NEW YORK and CHAPS to our global watch portfolio, and we have been focused on developing new assortments that will fully leverage our global distribution platform. We believe we have the most desirable fashion brands in our portfolio and are focused on driving innovation including designs, colors, styles and now technology, to drive growth in this portion of our business. Global comparable store sales grew 1% normalized for the 53-week calendar. Positive comparable store sales results in Europe and the Americas were partially offset by a modest decline in Asia.
During fiscal year 2015, gross profit decreased as compared to fiscal year 2014 primarily driven by decreased sales and a lower gross margin rate driven by changes in foreign currencies. Excluding the impacts of currency, the gross margin rate expanded primarily driven by the favorable impacts of our pricing initiatives, lower product costs and our regional distribution mix given the growth in international markets. These benefits were more than offset by the impact of higher markdowns, increased effectiveness of promotional activity in our retail channel, primarily in our outlet stores, and clearance activities including increased levels of off-price sales. Our operating margin contracted during fiscal year 2015, primarily due to lower sales, the unfavorable impact of currencies and a planned decrease in operating expense leverage. Operating expenses deleveraged due to increased investments in marketing, advertising and strategic initiatives, fixed expenses on lower sales, restructuring charges, increased incentive compensation accruals, a non-cash impairment charge and closing costs associated with the Misfit acquisition.
During fiscal year 2015, we invested $229.5 million to repurchase 2.7 million shares of our common stock. Our financial performance combined with our repurchase activity resulted in earnings of $4.51 per diluted share.

Fiscal Year 2015 Compared to Fiscal Year 2014
Consolidated Net Sales.    Net sales decreased $280.9 million or 8.0%, (1% in constant currency and comparable calendar) for fiscal year 2015 as compared to fiscal year 2014. Global watch sales decreased $260.7 million or 9.5% (3% in constant currency and comparable calendar) while our leathers business decreased $10.0 million or 2.4% (increased 5% in constant currency and comparable calendar). Our jewelry category decreased $4.4 million or 1.6% (increased 9% in constant currency and comparable calendar), as a result of a decrease in sales of FOSSIL branded products, partially offset by a modest increase in sales of licensed jewelry during fiscal year 2015 as compared to fiscal year 2014.
We believe our diverse global distribution network, our design and marketing capabilities and continued investments in our owned brands to increase brand awareness and drive demand, will allow us to continue to take market share from local and regional brands. We also believe that investments made in certain emerging markets will facilitate higher levels of growth in the Europe and Asia segments compared to the larger and more mature Americas segment. With the acquisition of Misfit, we believe we have expanded our addressable market and will leverage Misfit’s software and hardware engineering teams and scalable technology platform to drive innovation and growth in the traditional watch market, bringing fashion to technology.

Net sales information by product category is summarized as follows (dollars in millions):

	Fiscal Year
	2015		2014
		Percentage of Total		Percentage of Total	Growth (Decline)
	Amounts		Amounts		Dollars	Percentage
Watches	$2,475.8	76.7%	$2,736.5	78.0%	$(260.7)	(9.5)%
Leathers	409.4	12.7	419.4	11.9	(10.0)	(2.4)
Jewelry	272.1	8.4	276.5	7.9	(4.4)	(1.6)
Other	71.5	2.2	77.3	2.2	(5.8)	(7.5)
Total net sales	$3,228.8	100.0%	$3,509.7	100.0%	$(280.9)	(8.0)%
As a multinational enterprise, we are exposed to changes in foreign currency exchange rates. The translation of the operations of our foreign-based entities from their local currencies into U.S. dollars is sensitive to changes in foreign currency exchange rates. In general, our overall financial results are affected positively by a weaker U.S. dollar and are affected negatively by a stronger U.S. dollar as compared to the foreign currencies in which we conduct our business. In fiscal year 2015, the translation of foreign-based net sales into U.S. dollars reduced reported net sales, compared to fiscal year 2014, by approximately $207.5 million, including unfavorable impacts of $137.5 million, $40.8 million and $29.2 million in our Europe, Asia and Americas segments, respectively.
The following table sets forth consolidated net sales by segment (dollars in millions):

	Fiscal Year
	2015		2014
		Percentage of Total		Percentage of Total	Growth (Decline)
	Amounts		Amounts		Dollars	Percentage
Americas	$1,661.9	51.5%	$1,747.5	49.8%	$(85.6)	(4.9)%
Europe	1,069.8	33.1	1,195.9	34.1	(126.1)	(10.5)
Asia	497.1	15.4	566.3	16.1	(69.2)	(12.2)
Total net sales	$3,228.8	100.0%	$3,509.7	100.0%	$(280.9)	(8.0)%
Americas Net Sales. Americas net sales decreased $85.6 million or 4.9% (2% in constant currency and comparable calendar), during fiscal year 2015, driven by watches partially offset by increases in jewelry and leathers on a constant currency and comparable calendar basis. During fiscal year 2015 our multi-brand watch portfolio decreased $89.3 million or 6.6% (4% in constant currency and comparable calendar) and our leathers category decreased $0.4 million or 0.1% (increased 3% in constant currency and comparable calendar). Excluding MICHAEL KORS, our Americas watch sales increased during fiscal year 2015 primarily due to the benefit from the addition of KATE SPADE NEW YORK to our licensed brands in the first half of fiscal year 2015. Our jewelry business increased $8.3 million or 9.1% (12% in constant currency and comparable calendar) in fiscal year 2015 as compared to the prior fiscal year driven by increased licensed jewelry sales. Within the region, growth in Canada across the retail and wholesale channels and in our Mexico wholesale business was more than offset by declines in both the wholesale and retail channels in the United States ("U.S."). Our U.S. wholesale business declined largely driven by a weaker performance in U.S. department stores where traffic continues to be a challenge and softer trends in the business persist. Comparable retail store sales increased slightly in our owned retail stores (normalized for the 53-week calendar) as improved conversion rates offset a decline in traffic.
Europe Net Sales. During fiscal year 2015, Europe net sales decreased $126.1 million or 10.5% (increased 2% in constant currency and comparable calendar). On a constant currency and comparable calendar basis, France and Italy delivered the strongest performances offset by declines in the United Kingdom, distributor and Germany markets. Our multi-brand watch portfolio decreased $104.3 million or 11.7% (increased 1% in constant currency and comparable calendar) while our jewelry category decreased $11.8 million or 6.7% (increased 8% in constant currency and comparable calendar). Our leathers business decreased $8.7 million or 9.3% (increased 6% in constant currency and comparable calendar) in fiscal year 2015 as compared to the prior fiscal year. Comparable retail store sales in our owned retail stores in the European region increased modestly (normalized for the 53-week calendar) as our marketing investments gained traction. Our e-commerce business also contributed favorably to fiscal year 2015 with double-digit growth on a constant dollar and comparable calendar basis.
Asia Net Sales. In fiscal year 2015, Asia net sales decreased $69.2 million or 12.2% (4% in constant currency and comparable calendar). Sales growth in India, Australia and Japan was offset by decreases in most other markets including South Korea, Hong Kong and China where general economic sluggishness and macro uncertainty has continued to impact our business although we saw some improvement in the South Korea performance during the last quarter of fiscal year 2015. Our watch category decreased $67.1 million or 13.7% (6% in constant currency and comparable calendar), while our leathers products decreased $1.0 million or 1.7% (increased 11% in constant currency and comparable calendar). Our jewelry business decreased $0.9 million or 11.1% (1% in constant currency and comparable calendar). Comparable retail store sales in our owned retail stores in the Asia region decreased modestly (normalized for the 53-week calendar) while total retail channel sales increased on a constant currency and comparable calendar basis as a result of new doors.
Constant Currency and Comparable Calendar Financial Information. The following table presents our business segment and product net sales on a constant currency and comparable calendar basis. To calculate net sales on a constant currency basis, net sales for fiscal year 2015 for entities reporting in currencies other than the U.S. dollar are translated into U.S. dollars at the average rates during fiscal year 2014. To calculate net sales on a comparable calendar basis, we have estimated the impact on net sales of the extra week in fiscal year 2014.
Our presentations of net sales on a constant currency and comparable calendar basis are non-GAAP financial measures. We present net sales on a constant currency and comparable calendar basis because we believe that such information is useful to certain investors as a measure of our results of operations year-over-year without the effects of foreign currency fluctuations and the extra week in fiscal year 2014.

	Net Sales			Net Sales
	Fiscal Year 2015			Fiscal Year 2014
	As Reported	Impact of Foreign Currency Exchange Rates	Constant Currency	As Reported	Estimated Impact of Extra Week	Estimated Comparable Calendar

(in millions)
Watches	$2,475.8	$(153.0)	$2,628.8	$2,736.5	$34.5	$2,702.0
Leathers	409.4	(23.9)	433.3	419.4	5.8	413.6
Jewelry	272.1	(25.6)	297.7	276.5	3.2	273.3
Other	71.5	(5.0)	76.5	77.3	1.1	76.2
Total net sales	$3,228.8	$(207.5)	$3,436.3	$3,509.7	$44.6	$3,465.1

	Net Sales			Net Sales
	Fiscal Year 2015			Fiscal Year 2014
	As Reported	Impact of Foreign Currency Exchange Rates	Constant Currency	As Reported	Estimated Impact of Extra Week	Estimated Comparable Calendar

(in millions)
Americas	$1,661.9	$(29.2)	$1,691.1	$1,747.5	$21.8	$1,725.7
Europe	1,069.8	(137.5)	1,207.3	1,195.9	15.1	1,180.8
Asia	497.1	(40.8)	537.9	566.3	7.7	558.6
Total net sales	$3,228.8	$(207.5)	$3,436.3	$3,509.7	$44.6	$3,465.1

Stores. The following table sets forth the number of stores by concept for the fiscal years ended below:

	January 2, 2016				January 3, 2015
	Americas	Europe	Asia	Total	Americas	Europe	Asia	Total
Full price	128	126	68	322	147	113	59	319
Outlets	153	71	46	270	143	58	42	243
Full priced multi-brand	—	7	20	27	6	3	22	31
Total stores	281	204	134	619	296	174	123	593
During fiscal year 2015, we opened 38 new stores and closed 36 stores. In addition, we added 24 stores through our SKWG acquisition. During fiscal year 2016, we anticipate opening approximately 25 to 30 additional retail stores and closing approximately 30 stores globally.
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
Gross Profit. Gross profit of $1.8 billion in fiscal year 2015 decreased 12.4% in comparison to $2.0 billion in fiscal year 2014 as a result of decreased sales and changes in foreign currencies. Gross profit margin decreased 270 basis points to 54.3% in fiscal year 2015 compared to 57.0% in the prior fiscal year. The gross margin rate decreased as compared to fiscal year 2014 primarily driven by changes in foreign currencies, which unfavorably impacted gross profit margin by approximately 290 basis points. Excluding the impacts of currency, the gross margin rate expanded mainly due to the favorable impacts of our pricing initiatives, lower product costs and our regional distribution mix given the growth in international markets which more than offset the impact of higher markdowns, increased effectiveness of promotional activity in our retail channel, primarily in our outlet stores and clearance activities including increased levels of off-price sales.
Operating Expenses. For fiscal year 2015, operating expenses as a percentage of net sales increased to 45.3% in fiscal year 2015 compared to 40.9% in fiscal year 2014 and included a $96.0 million favorable impact from the translation of foreign-based expenses into U.S. dollars. On a constant currency basis, operating expenses for fiscal year 2015 increased by $123.6 million primarily as a result of our increased marketing and strategic investments, increased store expenses, restructuring charges and increased incentive compensation, partially offset by the additional week of operations included in the prior year. Additionally fiscal year 2015 included a $9.1 million non-cash impairment charge to write down the carrying value of our SKAGEN trade name, largely driven by changes in foreign currency exchange rates and fewer planned store openings as compared to original valuation assumptions, and $8.4 million in costs related to the Misfit acquisition.
Consolidated Operating Income. Operating income decreased by $275.3 million, or 48.6%, in fiscal year 2015 as compared to the prior fiscal year and included a $115.8 million unfavorable impact from changes in foreign currencies. As a percentage of net sales, operating income decreased to 9.0% in fiscal year 2015 as compared to 16.1% in fiscal year 2014 and was negatively impacted by approximately 280 basis points due to changes in foreign currencies, as well as continued investments in our strategic initiatives to drive future growth.
During fiscal year 2015, sales and gross profit margins were negatively impacted by currencies in all regional segments as compared to the prior fiscal year. On a constant currency and comparable calendar basis, sales grew in Europe and decreased in the Americas and Asia, while gross profit margin grew in both Europe and Asia and decreased in the Americas. During fiscal year 2015, gross profit margin in all regions was negatively impacted by clearance activities and the Americas gross profit margin was further impacted by an increased mix of sales in the off-price channel. These unfavorable impacts to gross profit margin were partially offset by favorable impacts from our pricing initiatives in all regions and an increased sales mix of higher margin products within the watch category in the Asia segment. During fiscal year 2015, operating expenses deleveraged in all regions largely due to fixed expenses on lower sales. Additionally, the Americas and Europe segments included restructuring charges and increased marketing and customer engagement costs. Corporate operating expenses in fiscal year 2015 increased compared to fiscal year 2014, largely driven by investments in advertising and strategic initiatives, restructuring charges, a non-cash impairment charge, closing costs associated with the Misfit acquisition and increased incentive compensation.

Operating income by operating segment is summarized as follows (dollars in millions):

	Fiscal Year		Growth (Decline)		Operating Margin %
	2015	2014	Dollars	Percentage	2015	2014
Americas	$354.3	$463.2	$(108.9)	(23.5)%	21.3%	26.5%
Europe	210.5	288.0	(77.5)	(26.9)	19.7	24.1
Asia	71.7	116.3	(44.6)	(38.3)	14.4	20.5
Corporate	(345.3)	(301.0)	(44.3)	14.7
Total operating income	$291.2	$566.5	$(275.3)	(48.6)%	9.0%	16.1%
Interest Expense. Interest expense increased by $4.1 million in fiscal year 2015 as a result of increased debt levels in comparison to the prior fiscal year.
Other Income (Expense)—Net. During fiscal year 2015, other income (expense) - net increased by approximately $33.0 million, largely driven by increased net foreign currency gains resulting from mark-to-market hedging and other transactional activities as compared to fiscal year 2014. Additionally, the fiscal year 2015 other income (expense) - net amount included a $5.2 million gain related to an interest rate hedge settlement while the fiscal year 2014 other income (expense) - net amount included an arbitration judgment gain of $6.0 million related to the purchase price for Skagen Designs.
Provision for Income Taxes. Income tax expense for fiscal year 2015 was $81.8 million, resulting in an effective tax rate of 26.2%, compared to 30.7% in fiscal year 2014. The lower effective tax rate for fiscal year 2015 as compared to fiscal year 2014 was attributable to foreign tax credits generated from the repatriation of foreign earnings, favorable adjustments to the prior year income tax accruals, and the recognition of income tax benefits due to the settlement of audits.
Net Income Attributable to Fossil Group, Inc. Fiscal year 2015 net income attributable to Fossil Group, Inc. was $4.51 per diluted share in comparison to $7.10 per diluted share in the prior fiscal year and included a $1.12 per diluted share decrease related to foreign currency changes. Excluding currency impacts, diluted earnings per share included a $0.35 per diluted share decrease related to restructuring charges, a $0.13 per diluted share decrease from a non-cash impairment charge and a $0.12 per diluted share decrease for Misfit transaction costs, offset by a $0.35 per diluted share benefit from a reduction in average shares outstanding and a $0.28 per diluted share increase associated with lower taxes. Net income attributable to Fossil Group, Inc. decreased 41.4% to $220.6 million for fiscal year 2015 in comparison to $376.7 million in the prior year.
Fiscal Year 2014 Compared to Fiscal Year 2013
Consolidated Net Sales. Net sales increased 7.7%, representing sales growth in each of our geographic segments. Global watch sales made the most significant contribution, increasing $223.4 million or 8.9%, in fiscal year 2014. Our jewelry product category also contributed favorably to the current fiscal year net sales growth, increasing $47.7 million, or 20.8%, as a result of a strong performance in licensed jewelry, partially offset by a decrease in FOSSIL branded products. Our leathers category declined $16.9 million or 3.9% during the year as we anniversaried high clearance volumes in fiscal year 2013.
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
In fiscal year 2014, the translation of foreign-based net sales into U.S. dollars reduced reported net sales by approximately $17.1 million, including unfavorable impacts of $11.5 million and $8.9 million in our Asia and Americas segments, respectively, partially offset by a favorable impact of $3.3 million in our Europe segment.

The following table sets forth consolidated net sales by segment (dollars in millions):

	Fiscal Year				Growth (Decline)
	2014		2013
		Percentage of Total		Percentage of Total
	Amounts		Amounts		Dollars	Percentage
Americas	$1,747.5	49.8%	$1,703.3	52.2%	$44.2	2.6%
Europe	1,195.9	34.1	1,052.5	32.3	143.4	13.6
Asia	566.3	16.1	504.2	15.5	62.1	12.3
Total net sales	$3,509.7	100.0%	$3,260.0	100.0%	$249.7	7.7%
Americas Net Sales. Americas net sales increased $44.2 million or 2.6% ($53.1 million or 3.1% in constant currency), during fiscal year 2014, representing growth in the U.S. and Canada, partially offset by a decline in Latin America. In constant currency, both the jewelry and watch categories contributed favorably to fiscal year 2014, as jewelry sales increased $21.6 million or 30.6% and watches increased $53.1 million or 4.1%. These sales gains were partially offset by sales declines in our leathers products of $15.6 million or 5.4%, as the leather category has proven to be highly competitive and promotional. The department store channel has been challenging due to the continuing promotional retail environment and due to retail partners managing to lower inventory levels. Sales growth in our owned retail stores was partially offset by a slight comparable store sales decrease, primarily driven by the U.S. stores where conversion rates improved but not enough to offset the impact of significant mall traffic declines and promotional activity in our outlet stores.
Europe Net Sales. During fiscal year 2014, Europe net sales rose $143.4 million or 13.6% ($140.1 million or 13.3% in constant currency), representing sales gains across nearly all markets in which we operate. In Europe, we continue to benefit from our scale, as we leverage our extensive European infrastructure and distribution to drive growth. Key markets performed well as we have seen positive results from partnering with customers to focus on door productivity and to influence assortments and replenishment. Sales growth was particularly strong in the United Kingdom, Germany and France, while Italy experienced a sales decline during fiscal year 2014 as a result of the challenging market conditions. From a product category perspective, on a constant currency basis, sales growth was led by a $115.1 million or 14.8% increase in our watch category and a $28.1 million or 18.8% increase in jewelry, partially offset by a $3.9 million or 4.0% decrease in leather products. Comparable store sales in our owned retail stores in the European region increased modestly, which also contributed favorably to fiscal year 2014.
Asia Net Sales. In fiscal year 2014, Asia net sales increased $62.1 million or 12.3% ($73.6 million or 14.6% in constant currency). We experienced sales growth across the majority of the markets in the Asia region led by Japan, India, Australia and China, while sales in South Korea decreased as market conditions there remained weak. Our watch category made the greatest contribution, increasing $67.4 million or 15.6% in constant currency. For the 2014 fiscal year, Asia concession sales increased as a result of new door growth, as comparable year-over-year concession sales declined.
Gross Profit. Gross profit of $2.0 billion in fiscal year 2014 increased 7.5% in comparison to $1.9 billion in fiscal year 2013 as a result of increased sales, partially offset by a slight decrease in gross profit margin. Gross profit margin decreased 10 basis points to 57.0% in fiscal year 2014 compared to 57.1% in the prior fiscal year. The gross margin rate decline was primarily driven by the impact of increased promotional activity, primarily in our U.S. outlet stores, as compared to the prior fiscal year. Partially offsetting this decrease was the impact of a favorable regional distribution mix from the growth in international markets.
Operating Expenses. Total operating expenses increased by $134.5 million, and as a percentage of net sales, increased to 40.9% in fiscal year 2014 compared to 39.9% in fiscal year 2013. The translation of foreign-based expenses in fiscal year 2014 increased operating expenses by approximately $0.6 million as a result of the weaker U.S. dollar. Operating expense increases were primarily attributable to continued investments in our retail store and concession base, infrastructure investments to support growth and global initiatives, marketing expenses, including advertising royalties, and investments in brand building and customer engagement activities, partially offset by the reversal of incentive compensation accruals. In addition, fiscal year 2014 included a $9.3 million non-cash asset impairment charge to write down certain long-lived assets associated with our retail stores as compared to a $5.8 million charge incurred in fiscal year 2013.
Consolidated Operating Income. During fiscal year 2014, operating income increased by $4.9 million, or 0.9%, as compared to the prior fiscal year. As a percentage of net sales, operating income decreased to 16.1% in fiscal year 2014 as compared to 17.2% in fiscal year 2013, primarily as a result of decreased operating expense leverage. The decreased leverage in operating expenses was largely driven by brand building and marketing activities in our corporate costs area and advertising royalties, rent and facility-related expenses in our commercial businesses. Gross profit margin expansion in Europe was largely offset by decreased gross profit margin in the Americas and Asia segments. The Europe segment benefited from the currency impact of a stronger euro in the purchase of inventory, while the Asia segment was negatively impacted by the currency impact of a weaker Japanese yen and Australian dollar as well as an increased sales mix of lower margin products within the watch category. Gross profit margin in the Americas was negatively impacted by lower margins in our U.S. outlet stores due to effective promotions that drove increased gross profit dollars, but put pressure on the gross margin rate and an increase in sales to off-price partners.
Operating income for the 2014 fiscal year included approximately $12.1 million of net currency losses related to the translation of foreign-based sales and expenses into U.S. dollars. Operating income by operating segment is summarized as follows (dollars in millions):

	Fiscal Year		Growth (Decline)		Operating Margin %
	2014	2013	Dollars	Percentage	2014	2013
Americas	$463.2	$472.8	$(9.6)	(2.0)%	26.5%	27.8%
Europe	288.0	238.6	49.4	20.7	24.1	22.7
Asia	116.3	115.8	0.5	0.4	20.5	23.0
Corporate	(301.0)	(265.6)	(35.4)	13.3
Total operating income	$566.5	$561.6	$4.9	0.9%	16.1%	17.2%
Interest Expense. Interest expense increased by $6.4 million in fiscal year 2014 as a result of increased debt levels in comparison to the prior fiscal year.
Other Income (Expense) - Net. During fiscal year 2014, other income (expense) - net decreased by approximately $2.0 million, largely driven by decreased net foreign currency gains resulting from mark-to-market hedging and other transactional activities as compared to fiscal year 2013. Additionally, fiscal year 2014 other income (expense) - net included an arbitration judgment gain of $6.0 million related to the purchase price for Skagen Designs, while the fiscal year 2013 other income (expense) - net amount included a $6.5 million non-cash, mark-to-market valuation gain related to our assumption of control of Fossil Spain, our Spanish joint venture.
Provision for Income Taxes. Income tax expense for fiscal year 2014 was $171.5 million, resulting in an effective tax rate of 30.7%, compared to 30.9% in fiscal year 2013.
Net Income Attributable to Fossil Group, Inc. Fiscal year 2014 net income attributable to Fossil Group, Inc. was $7.10 per diluted share in comparison to $6.56 per diluted share in the prior fiscal year and included a $0.57 per diluted share benefit as a result of a lower outstanding share count due to common stock repurchases under our ongoing stock repurchase program and net foreign currency losses of $0.17 per diluted share. Net income attributable to Fossil Group, Inc. was relatively flat at $376.7 million for fiscal year 2014 in comparison to $378.2 million in the prior year. Fiscal year 2014 results included a $6.0 million arbitration judgment gain related to the purchase price for Skagen Designs, which benefited earnings by $0.08 per diluted share, while fiscal year 2013 results included a $6.5 million non-cash, non-operating gain, which benefited earnings by $0.11 per diluted share, related to our assumption of control of Fossil Spain in connection with our right to acquire in 2015 the remaining 50% of Fossil Spain.
Liquidity and Capital Resources
Historically, our business operations have not required substantial cash during the first several months of our fiscal year. Generally, starting in the third quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our quarterly cash requirements are also impacted by the number of new stores we open, other capital expenditures and strategic investments such as acquisitions and stock repurchases. Our cash and cash equivalents balance at the end of fiscal year 2015 was $289.3 million, including $274.3 million held by foreign subsidiaries outside the U.S., in comparison to $276.3 million at the end of fiscal year 2014.
Net cash provided by operating activities of $360.8 million in fiscal year 2015 was partially offset by the aggregate amount of cash used in investing and financing activities of $293.8 million and $64.0 million, respectively, resulting in a $13.0 million increase in cash and cash equivalents since the end of fiscal year 2014. During fiscal year 2015, net cash provided by operating activities consisted primarily of net income of $229.9 million and non-cash activities of $130.8 million. During fiscal year 2015, net cash used in investing activities was primarily driven by $220.2 million of business acquisitions, net of cash acquired and $80.0 million in capital expenditures. During fiscal year 2015, net cash used in financing activities was principally comprised of $231.3 million of common stock acquisitions, partially offset by $180.2 million of net borrowings on our credit facilities.

Accounts receivable decreased by 13.9% to $370.8 million during fiscal year 2015 compared to $430.5 million at the end of the prior fiscal year, primarily as a result of increased collection efforts and lower sales volume. Average days sales outstanding for our wholesale business for fiscal year 2015 was 49 days compared to 52 days in the prior fiscal year.
Inventory at the end of fiscal year 2015 was $625.3 million, representing an increase of 4.7% from the prior fiscal year inventory balance of $597.3 million largely driven by new businesses and brands added during fiscal year 2015.
The following tables reflect our common stock repurchase activity under our repurchase programs for the periods indicated (in millions):

			For the 2015 Fiscal Year		For the 2014 Fiscal Year
Fiscal Year Authorized	Dollar Value Authorized	Termination Date	Number of Shares Repurchased	Dollar Value Repurchased	Number of Shares Repurchased	Dollar Value Repurchased
2014	$1,000.0	December 2018	2.4	$200.7	—	$—
2012	$1,000.0	December 2016 (1)	0.3	$28.8	4.1	$435.0
2010	$30.0	None	—	$—	—	$—
____________________________________________
(1) In the first quarter of fiscal year 2015, the Company completed this repurchase plan.
We effectively retired 2.7 million shares of repurchased common stock under our repurchase programs during fiscal year 2015. We account for the retirements by allocating the repurchase price, which is based upon the equity contribution associated with historical issuances, to common stock, additional paid-in capital and retained earnings. The effective retirement of common stock repurchased during fiscal year 2015 decreased common stock by $27,300, additional paid-in capital by $0.7 million, retained earnings by $228.8 million and treasury stock by $229.5 million. The effective retirement of common stock repurchased during the 2014 fiscal year decreased common stock by $41,000, additional paid-in capital by $3.2 million, retained earnings by $431.7 million and treasury stock by $435.0 million. At January 3, 2015 and January 2, 2016, all treasury stock had been effectively retired. As of January 2, 2016, we had $829.3 million of repurchase authorizations remaining under our repurchase programs.
At the end of the fiscal year 2015, we had working capital of $953.1 million compared to working capital of $1.0 billion at the end of the prior fiscal year. Additionally, at the end of the fiscal year 2015 we had approximately $23.2 million of outstanding short-term borrowings and $785.1 million in long-term debt.
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
During fiscal year 2015, we made net principal payments of $15.6 million under the Term Loan and term loan under the Prior Agreement. The average interest rate during fiscal year 2015 for amounts outstanding under the Term Loan and term loan under the Prior Agreement including the impact of the interest rate swap was 2.66%. During fiscal year 2015, we had net borrowings of $200.0 million under the Revolving Credit Facility and revolving credit loans under the Prior Agreement at an average rate of 1.53%. As of January 2, 2016, we had $212.6 million and $589.0 million outstanding under the Term Loan and the Revolving Credit Facility, respectively. The outstanding balance under the Term Loan is net of unamortized debt issuance costs of $3.0 million at January 2, 2016. In addition, we had $0.9 million of outstanding standby letters of credit at January 2, 2016. Amounts available under the Revolving Credit Facility are reduced by any amounts outstanding under standby letters of credit. As of January 2, 2016, we had $460.1 million available for borrowing under the Revolving Credit Facility, which was favorably impacted by a $193.0 million international cash balance. Borrowings under the Revolving Credit Facility were mainly used to fund common stock repurchases, capital expenditures, normal operating expenses and a portion of the Misfit acquisition purchase price.
At January 2, 2016, we were in compliance with debt covenants related to all of our credit facilities.
As of January 2, 2016, we do not consider $323.3 million of undistributed earnings of our foreign subsidiaries to be indefinitely reinvested. As such, we have accrued taxes on these amounts net of applicable foreign tax credits. We have not provided for U.S. federal and state income taxes on the remaining $895.8 million of undistributed earnings of our foreign subsidiaries because we consider such earnings to be indefinitely reinvested outside the U.S. The determination of the amount of incremental tax that would be due in the event these earnings are repatriated in the future is not practicable. However, our intent is to keep these funds indefinitely reinvested outside of the U.S., and our current plans do not indicate a need to repatriate them to fund our U.S. operations.
For the fiscal year ending December 31, 2016, we expect total capital expenditures to be approximately $75 million to $85 million. Of this amount, we expect approximately 45% will be for strategic investments, including omni-channel and technology, approximately 35% will be for global concession and retail store expansion and renovation and approximately 20% will be for facilities expansion and enhancements. Our capital expenditure budget and allocation of it to the foregoing investments are estimates and are subject to change. We believe that cash flows from operations combined with existing cash on hand and amounts available under the Revolving Credit Facility will be sufficient to fund our working capital needs and planned capital expenditures for the next twelve months.

Contractual Obligations
The following table identifies our contractual obligations as of January 2, 2016 (in thousands):

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Debt obligations (1)	$804,625	$21,875	$782,750	$—	$—
Interest payments on debt (2)	44,032	18,199	25,833	—	—
Minimum royalty payments (3)	363,836	198,636	156,940	8,260	—
Capital lease obligations (4)	6,961	1,392	2,491	1,765	1,313
Operating lease obligations	852,327	151,013	250,806	186,044	264,464
Purchase obligations (5)	382,684	312,375	60,295	9,598	416
Uncertain tax positions (6)	968	968	—	—	—
Total contractual obligations (7)	$2,455,433	$704,458	$1,279,115	$205,667	$266,193
____________________________________________

(1)	Consists of borrowings in the U.S., excluding contractual interest payments and unamortized debt issuance costs of $3.0 million.

(2)	Consists of estimated interest payments under the Term Loan and Revolving Credit Facility.

(3)
Consists primarily of minimum royalty commitments under exclusive licenses to manufacture watches and jewelry under trademarks not owned by us. However these minimum royalty commitments do not include amounts owed pursuant to various license and design service agreements under which we are obligated to pay the licensors a percentage of our net sales of these licensed products.

(4)	Payments shown include interest.

(5)	Consists primarily of outstanding letters of credit, which represent inventory purchase commitments that typically mature in one to eight months and open non-cancelable purchase orders.

(6)	Management has only included its current ASC 740 liability in the table above. Long-term amounts of $17.7 million have been excluded because the payment timing cannot be reasonably estimated.

(7)	Pension obligations of $17.6 million have been excluded because the payment timing cannot be reasonably estimated.
Off Balance Sheet Arrangements
There are no off balance sheet arrangements other than those disclosed in Note 13—Commitments and Contingencies to our consolidated financial statements set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Selected Quarterly Consolidated Financial Data
The table below sets forth selected quarterly consolidated financial information. The information is derived from our unaudited consolidated financial statements and includes, in the opinion of management, which except as noted, are all normal and recurring adjustments that management considers necessary for a fair statement of results for such periods. The operating results for any quarter are not necessarily indicative of results for any future period. Certain line items presented in the tables below, when aggregated, may not agree with the corresponding line items on our consolidated statements of income and comprehensive income for fiscal years 2015 and 2014 due to rounding (in thousands, except percentage and per share data).

Fiscal Year 2015	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net sales	$725,085	$739,975	$771,303	$992,473
Gross profit	400,724	409,465	417,734	525,543
Net income	40,638	56,820	60,129	72,315
Net income attributable to noncontrolling interest	2,568	2,172	2,595	1,930
Net income attributable to Fossil Group, Inc.	$38,070	$54,648	$57,534	$70,384
Earnings per share:
Basic	$0.76	$1.12	$1.19	$1.46
Diluted	$0.75	$1.12	$1.19	$1.46
Gross profit as a percentage of net sales	55.3%	55.3%	54.2%	53.0%

Fiscal Year2014	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net sales	$776,544	$773,820	$894,482	$1,064,845
Gross profit	443,220	444,602	509,038	604,312
Net income	69,161	54,899	106,404	156,146
Net income attributable to noncontrolling interest	2,818	2,382	2,683	2,021
Net income attributable to Fossil Group, Inc.	$66,343	$52,517	$103,721	$154,125
Earnings per share:
Basic	$1.23	$0.98	$1.97	$3.01
Diluted	$1.22	$0.98	$1.96	$3.00
Gross profit as a percentage of net sales	57.1%	57.5%	56.9%	56.8%
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
As we expand our e-commerce business and improve productivity in our retail store base, sales from the direct to consumer distribution channel may increase as a percentage of the total sales mix. Based upon the historical seasonality of direct to consumer sales, we believe this expansion could result in higher levels of profitability in the fourth quarter and lower levels of profitability in the first and second quarters when, due to seasonality, it is more difficult to leverage four wall operating costs and back office expenses against a lower level of sales productivity. In addition, new product launches would generally augment the sales and operating expense levels in the quarter the product launch takes place. The results of operations for a particular quarter may also vary due to a number of factors, including retail, economic and monetary conditions, timing of orders or holidays, the timing of investments and the mix of products sold by us.
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Rate Risk
As a multinational enterprise, we are exposed to changes in foreign currency exchange rates. Our most significant foreign currency risk relates to the euro and, to a lesser extent, the British pound, Canadian dollar, Japanese yen, Mexican peso and Australian dollar as compared to the U.S. dollar. Due to our vertical nature whereby a significant portion of goods are sourced from our owned entities, the foreign currency risks relate primarily to the necessary current settlement of intercompany inventory transactions. We employ a variety of operating practices to manage these market risks relative to foreign currency exchange rate changes and, where deemed appropriate, utilize forward contracts. These operating practices include, among others, our ability to convert foreign currency into U.S. dollars at spot rates and to maintain U.S. dollar pricing relative to sales of our products to certain distributors located outside the U.S. The use of forward contracts allows us to offset exposure to rate fluctuations because the gains or losses incurred on the derivative instruments will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. We use derivative instruments only for risk management purposes and do not use them for speculation or for trading. There were no significant changes in how we managed foreign currency transactional exposure in fiscal year 2015 and management does not anticipate any significant changes in such exposures or in the strategies we employ to manage such exposure in the near future.
We are exposed to risk that adverse changes in foreign currency exchange rates could impact our net investment in foreign operations. To manage this risk, during the third quarter of fiscal year 2015, we entered into forward contracts designated as net investment hedges to reduce exposure to changes in currency exchange rates on 58.9 million euros of our total investment in two wholly-owned, euro-denominated foreign subsidiaries and on 1.8 billion yen of our total investment in a wholly-owned Japanese yen-denominated foreign subsidiary. The three hedges were settled in the fourth quarter of fiscal year 2015 resulting in a gain of $3.7 million net of taxes that was recognized in the currency translation component of accumulated other comprehensive income (loss).
The following table shows our outstanding forward contracts designated as cash flow hedges for intercompany inventory transactions (in millions) at January 2, 2016 and their expiration dates.

Functional Currency		Contract Currency
Type	Amount	Type	Amount	Expiration Date
Euro	228.6	U.S. dollar	259.5	November 2017
British pound	46.2	U.S. dollar	71.2	December 2017
Canadian dollar	68.7	U.S. dollar	52.8	December 2017
Japanese yen	3,927.2	U.S. dollar	32.9	December 2017
Mexican peso	360.6	U.S. dollar	21.6	September 2016
Australian dollar	17.9	U.S. dollar	13.0	September 2016
If we were to settle our euro, British pound, Canadian dollar, Japanese yen, Mexican peso and Australian dollar based forward contracts hedging intercompany inventory transactions as of January 2, 2016, the net result would have been a net gain of approximately $10.2 million, net of taxes. As of January 2, 2016, a 10% unfavorable change in the U.S. dollar strengthening against foreign currencies to which we have balance sheet transactional exposures would have decreased net pre-tax income by $9.5 million. The translation of the balance sheets of our foreign-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. As of January 2, 2016, a 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would have reduced consolidated stockholders' equity by approximately $66.4 million.
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
Based on our variable-rate debt outstanding as of January 2, 2016, excluding the $212.6 million outstanding under our Term Loan hedged with an interest rate swap agreement, a 100 basis point increase in interest rates would increase annual interest expense by approximately $6.0 million.

Item 8.    Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Fossil Group, Inc.
Richardson, Texas

We have audited the accompanying consolidated balance sheets of Fossil Group, Inc. and subsidiaries (the "Company") as of January 2, 2016 and January 3, 2015, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended January 2, 2016. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fossil Group, Inc. and subsidiaries as of January 2, 2016 and January 3, 2015, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 2, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Dallas, Texas
February 29, 2016

FOSSIL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
IN THOUSANDS

	January 2, 2016	January 3, 2015
Assets
Current assets:
Cash and cash equivalents	$289,275	$276,261
Accounts receivable-net	370,761	430,498
Inventories	625,344	597,281
Prepaid expenses and other current assets	157,290	150,532
Total current assets	1,442,670	1,454,572
Property, plant and equipment-net	326,370	345,606
Goodwill	359,394	197,728
Intangible and other assets-net	227,227	179,554
Total long-term assets	912,991	722,888
Total assets	$2,355,661	$2,177,460
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$208,083	$159,267
Short-term and current portion of long-term debt	23,159	16,646
Accrued expenses:
Compensation	61,496	50,776
Royalties	38,359	54,013
Co-op advertising	28,918	28,591
Transaction taxes	44,425	35,301
Other	76,592	75,088
Income taxes payable	8,497	26,626
Total current liabilities	489,529	446,308
Long-term income taxes payable	20,634	16,610
Deferred income tax liabilities	75,165	62,282
Long-term debt	785,076	609,666
Other long-term liabilities	52,714	58,793
Total long-term liabilities	933,589	747,351
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock, 48,125 and 50,771 shares issued and outstanding at January 2, 2016 and January 3, 2015, respectively	481	508
Additional paid-in capital	187,456	171,669
Retained earnings	813,957	822,093
Accumulated other comprehensive income (loss)	(80,506)	(16,410)
Total Fossil Group, Inc. stockholders' equity	921,388	977,860
Noncontrolling interest	11,155	5,941
Total stockholders' equity	932,543	983,801
Total liabilities and stockholders' equity	$2,355,661	$2,177,460
See notes to the consolidated financial statements.

FOSSIL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
IN THOUSANDS, EXCEPT PER SHARE DATA

Fiscal Year	2015	2014	2013
Net sales	$3,228,836	$3,509,691	$3,259,971
Cost of sales	1,475,369	1,508,519	1,398,285
Gross profit	1,753,467	2,001,172	1,861,686
Operating expenses:
Selling, general and administrative expenses	1,437,833	1,434,636	1,300,090
Restructuring charges	24,400	—	—
Total operating expenses	1,462,233	1,434,636	1,300,090
Operating income	291,234	566,536	561,596
Interest expense	20,018	15,898	9,548
Other income (expense) - net	40,443	7,440	9,419
Income before income taxes	311,659	558,078	561,467
Provision for income taxes	81,757	171,467	173,419
Net income	229,902	386,611	388,048
Less: Net income attributable to noncontrolling interest	9,265	9,904	9,896
Net income attributable to Fossil Group, Inc.	$220,637	$376,707	$378,152
Other comprehensive income (loss), net of taxes:
Currency translation adjustment	$(54,466)	$(65,393)	$7,971
Securities available for sale-net change	—	—	475
Cash flow hedges-net change	(7,057)	16,675	(1,251)
Pension plan activity	(2,573)	(4,383)	736
Total other comprehensive income (loss)	(64,096)	(53,101)	7,931
Total comprehensive income	165,806	333,510	395,979
Less: Comprehensive income attributable to noncontrolling interest	9,265	9,904	9,896
Comprehensive income attributable to Fossil Group, Inc.	$156,541	$323,606	$386,083
Earnings per share:
Basic	$4.52	$7.12	$6.59
Diluted	$4.51	$7.10	$6.56
Weighted average common shares outstanding:
Basic	48,800	52,882	57,401
Diluted	48,924	53,080	57,676
See notes to the consolidated financial statements.

FOSSIL GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AMOUNTS IN THOUSANDS

	Common stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholder's equity
	Shares	Par value
Balance, December 29, 2012	59,631	$596	$138,097	$—	$1,066,082	$28,760	$1,233,535	$6,929	$1,240,464
Common stock issued upon exercise of stock options and stock appreciation rights	293	3	7,593	—	—	—	7,596	—	7,596
Tax benefit derived from stock-based compensation	—	—	8,379	—	—	—	8,379	—	8,379
Acquisition of common stock	—	—	1,064	(583,318)	—	—	(582,254)	—	(582,254)
Retirement of common stock	(5,340)	(53)	(16,094)	583,318	(567,171)	—	—	—	—
Restricted stock issued in connection with stock-based compensation plan	124	1	(1)	—	—	—	—	—	—
Stock-based compensation	—	—	15,338	—	—	—	15,338	—	15,338
Net income	—	—	—	—	378,152	—	378,152	9,896	388,048
Other comprehensive income (loss)	—	—	—	—	—	7,931	7,931	—	7,931
Distribution of noncontrolling interest earnings and other	—	—	—	—	—	—	—	(10,135)	(10,135)
Balance, December 28, 2013	54,708	$547	$154,376	$—	$877,063	$36,691	$1,068,677	$6,690	$1,075,367
Common stock issued upon exercise of stock options and stock appreciation rights	88	1	3,234	—	—	—	3,235	—	3,235
Tax benefit derived from stock-based compensation	—	—	1,430	—	—	—	1,430	—	1,430
Acquisition of common stock	—	—	800	(438,711)	—	—	(437,911)	—	(437,911)
Retirement of common stock	(4,144)	(41)	(6,993)	438,711	(431,677)	—	—	—	—
Restricted stock issued in connection with stock-based compensation plan	119	1	(1)	—	—	—	—	—	—
Stock-based compensation	—	—	18,823	—	—	—	18,823	—	18,823
Net income	—	—	—	—	376,707	—	376,707	9,904	386,611
Other comprehensive income (loss)	—	—	—	—	—	(53,101)	(53,101)	—	(53,101)
Distribution of noncontrolling interest earnings and other	—	—	—	—	—	—	—	(10,317)	(10,317)
Purchase of noncontrolling interest shares	—	—	—	—	—	—	—	(336)	(336)
Balance, January 3, 2015	50,771	$508	$171,669	$—	$822,093	$(16,410)	$977,860	$5,941	$983,801
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	113	1	769	—	—	—	770	—	770
Tax expense derived from stock-based compensation	—	—	(1,128)	—	—	—	(1,128)	—	(1,128)
Acquisition of common stock	—	—	887	(232,169)	—	—	(231,282)	—	(231,282)
Retirement of common stock	(2,759)	(28)	(3,368)	232,169	(228,773)	—	—	—	—
Stock-based compensation	—	—	18,627	—	—	—	18,627	—	18,627
Net income	—	—	—	—	220,637	—	220,637	9,265	229,902
Other comprehensive income (loss)	—	—	—	—	—	(64,096)	(64,096)	—	(64,096)
Distribution of noncontrolling interest earnings and other	—	—	—	—	—	—	—	(9,883)	(9,883)
Acquisition	—	—	—	—	—	—	—	5,832	5,832
Balance, January 2, 2016	48,125	$481	$187,456	$—	$813,957	$(80,506)	$921,388	$11,155	$932,543
See notes to consolidated financial statements.

FOSSIL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
AMOUNTS IN THOUSANDS

Fiscal Year	2015	2014	2013
Operating Activities:
Net income	$229,902	$386,611	$388,048
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	87,662	95,931	81,936
Stock-based compensation	18,627	18,823	15,338
(Decrease) increase in allowance for returns-net of inventory in transit	(1,282)	3,701	(307)
Loss on disposal of assets	1,913	465	731
Impairment losses	16,804	9,266	5,750
Non-cash restructuring charges	3,962	—	—
Gain on equity method investment	—	—	(6,510)
Increase (decrease) in allowance for doubtful accounts	2,384	550	(5,422)
Excess tax benefits from stock-based compensation	(177)	(1,430)	(8,379)
Deferred income taxes and other	929	2,708	12,400
Contingent consideration remeasurement	—	1,112	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	42,912	(8,495)	(77,452)
Inventories	(43,082)	(60,746)	(52,923)
Prepaid expenses and other current assets	(36,902)	(52,726)	(21,141)
Accounts payable	41,843	2,477	15,347
Accrued expenses	12,545	(13,315)	52,904
Income taxes payable	(17,269)	2,951	11,362
Net cash provided by operating activities	360,771	387,883	411,682
Investing Activities:
Additions to property, plant and equipment	(79,767)	(94,763)	(95,234)
Increase in intangible and other assets	(3,730)	(9,419)	(14,818)
Skagen Designs arbitration settlement	5,968	—	—
Proceeds from the sale of property, plant, equipment and other	179	612	2,405
Business acquisitions-net of cash acquired	(220,189)	—	(15,521)
Net investment hedge settlement	3,709	410	—
Net cash used in investing activities	(293,830)	(103,160)	(123,168)
Financing Activities:
Acquisition of common stock	(231,282)	(437,911)	(582,254)
Distribution of noncontrolling interest earnings and other	(9,883)	(10,317)	(10,135)
Purchase of noncontrolling interest shares	—	(336)	—
Excess tax benefits from stock-based compensation	177	1,430	8,379
Debt borrowings	2,548,650	961,000	1,222,116
Debt payments	(2,368,408)	(838,684)	(791,495)
Proceeds from exercise of stock options	770	3,235	7,596
Other financing activities	(4,051)	(3,598)	(2,456)
Net cash used in financing activities	(64,027)	(325,181)	(148,249)
Effect of exchange rate changes on cash and cash equivalents	10,100	(3,760)	2,978
Net increase (decrease) in cash and cash equivalents	13,014	(44,218)	143,243
Cash and cash equivalents:
Beginning of year	276,261	320,479	177,236
End of year	$289,275	$276,261	$320,479
See notes to the consolidated financial statements.

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Significant Accounting Policies
Consolidated Financial Statements include the accounts of Fossil Group, Inc., a Delaware corporation, and its subsidiaries (the "Company"). The Company is a leader in the design, development, marketing and distribution of contemporary, high quality fashion accessories on a global basis. The Company's products are sold primarily through department stores, specialty retailers and Company-owned retail stores worldwide. The Company reports on a fiscal year reflecting the retail-based calendar (containing 4-4-5 week calendar quarters). References to fiscal years 2015, 2014 and 2013 are for the fiscal years ended January 2, 2016, January 3, 2015 and December 28, 2013, respectively. The Company's fiscal year periodically results in a 53-week year instead of a normal 52-week year. The fiscal year ended January 3, 2015 is a 53-week year, with the additional week included in the first quarter of the fiscal year. Accordingly, the information presented herein includes 53 weeks of operations for fiscal year 2014 as compared to 52 weeks in fiscal years 2015 and 2013. All intercompany balances and transactions are eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation.
Effective January 2, 2016, the Company made changes to the presentation of its financial position in accordance with recently issued accounting guidance.
In November 2015, as part of its initiative to reduce complexity in accounting standards, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). Under ASU 2015-17, an entity is no longer required to separate deferred tax liabilities and assets into current and noncurrent amounts in a statement of financial position. As allowed under ASU 2015-17, the Company has elected an early adoption with a retrospective application to all periods presented herein. The Company retrospectively adjusted the January 3, 2015 consolidated balance sheet and related disclosures to reflect the reclassifications of $34.1 million of current deferred income tax assets and $0.5 million of current deferred income tax liabilities, previously recorded in accrued expenses-other, to an increase of $8.0 million to intangible and other assets-net and a reduction of $25.6 million to long-term deferred income tax liabilities. Adoption of ASU 2015-17 did not impact results of operations, retained earnings or cash flows in the current or previous interim and annual periods.
In April 2015, as part of its initiative to reduce complexity in accounting standards, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). ASU 2015-15 indicates the SEC staff would not object to an entity deferring and presenting debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. As allowed under ASU 2015-03 and ASU 2015-15, the Company has elected an early adoption with a retrospective application to all periods presented herein. The Company retrospectively adjusted the January 3, 2015 consolidated balance sheet and related disclosures to reflect the reclassifications of $1.2 million of prepaid expenses and other current assets and $2.8 million of intangible and other assets-net to a reduction of $4.0 million to long-term debt. Adoption of ASU 2015-03 and ASU 2015-15 did not impact results of operations, retained earnings or cash flows in the current or previous interim and annual periods.
Effective during the first quarter of fiscal year 2015, the Company made changes to the presentation of its reportable segments to reflect changes in the way its chief operating decision maker evaluates the performance of its operations, develops strategy and allocates capital resources. As a result of this change, the Company has realigned its operating structure. Strategic and brand directions are set centrally and regional management is now fully empowered and responsible to drive those strategies and brand directions across all brands and channels within their regions. As part of the new operating structure, the regional teams manage both the wholesale and retail businesses within their regions whereas previously the retail business was managed globally. Additionally, with the implementation of new reporting systems, the Company has the ability to extract discrete financial information that aligns with its operating structure and is consistent with how management now evaluates the business performance. The Company’s reportable segments now consist of the following: (i) Americas, (ii) Europe and (iii) Asia. Prior to the Form 10-Q for the three months ended April 4, 2015, as reported in the Form 10-K fiscal year 2014, the Company’s reportable segments consisted of the following: (i) North America wholesale, (ii) Europe wholesale, (iii) Asia Pacific wholesale and (iv) Direct to consumer.

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

(3)
Intercompany profit attributable to the Company’s factory operations was previously included in the Asia Pacific wholesale and Europe wholesale segments in accordance with the geographic location of the factories, and is now eliminated from all reportable segments.

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
A significant portion of sales of the Company's products are supplied by manufacturers located outside of the U.S., primarily in Asia. While the Company is not dependent on any single manufacturer outside the U.S., the Company could be adversely affected by political or economic disruptions affecting the business or operations of third-party manufacturers located outside of the U.S. In fiscal year 2015, two of the Company's majority-owned assembly factories accounted for approximately 49% of the Company's non-Swiss watch assembly and 59% of the Company's jewelry production.
The Company has entered into multi-year, worldwide exclusive license agreements for the manufacture, distribution and sale of products bearing the brand names of certain globally recognized fashion companies. Sales of the Company's licensed products amounted to 51.1% of the consolidated net sales for fiscal year 2015, of which MICHAEL KORS® product sales accounted for 25.4% of the consolidated net sales for fiscal year 2015.
Cash Equivalents are considered all highly liquid investments with original maturities of three months or less.

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounts Receivable at the end of fiscal years 2015 and 2014 are stated net of allowances of approximately $68.7 million and $68.2 million for estimated customer returns, respectively, and net of doubtful accounts of approximately $15.8 million and $11.8 million, respectively. The Company's policy is to maintain allowances for bankruptcies until the bankruptcies are actually settled. The total amount charged to cost and expenses during fiscal year 2015 relating to the Company's doubtful accounts receivable was $6.3 million.
Inventories are stated at the lower of market or average cost, including any applicable duty and freight charges. Inventory held at consignment locations is included in the Company's finished goods inventory, and at the end of fiscal years 2015 and 2014, was $43.5 million and $40.7 million, respectively.
Investments in which the Company has significant influence over the investee are accounted for utilizing the equity method. If the Company does not have significant influence over the investee, the cost method is utilized. The Company's cost method investments at the end of fiscal years 2015 and 2014 were $2.4 million and $23,200, respectively.
Property, Plant and Equipment is stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets of 30 years for buildings, generally five years for machinery and equipment and furniture and fixtures and two to seven years for computer equipment and software. Leasehold improvements are amortized over the shorter of the lease term or the asset's estimated useful life.
Property, plant and equipment and other long-lived assets are evaluated for impairment whenever events or conditions indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows related to the asset. Property, plant and equipment and key money impairment losses related to underperforming Company-owned retail stores of approximately $11.1 million, $9.3 million and $5.8 million were recorded in fiscal years 2015, 2014 and 2013, respectively, and are included in selling, general and administrative expenses in the Company's consolidated statements of income and comprehensive income.
Goodwill and Other Intangible Assets include the cost in excess of net assets acquired (goodwill), trademarks, trade names, developed technology, customer lists and patents. Trademarks, trade names with finite lives, developed technology, customer lists and patents are amortized using the straight-line method over their estimated useful lives, which are generally three to 20 years. Goodwill and other indefinite-lived intangible assets, such as indefinite-lived trade names, are evaluated for impairment annually as of the end of the fiscal year. Additionally, if events or conditions were to indicate the carrying value of a reporting unit or an indefinite-lived intangible asset may not be recoverable, the Company would evaluate the asset for impairment at that time. Impairment testing compares the carrying amount of the reporting unit or other intangible assets with its fair value. When the carrying amount of the reporting unit or other intangible assets exceeds its fair value, an impairment charge is recorded.
The Company has three reporting units for which it evaluates goodwill for impairment. These reporting units are (i) Americas, (ii) Europe and (iii) Asia. The fair value of each reporting unit is estimated using market comparable information and an income approach. If the estimated fair value of a reporting unit exceeds its carrying value, no impairment charge is recorded. As of January 2, 2016, the fair value of each of these reporting units exceeded its carrying value.
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
The Company estimates the fair value of its trade names using discounted cash flow methodologies. Due to the inherent uncertainties involved in making the estimates and assumptions used in the fair value analysis, actual results may differ, which could alter the fair value of the trade names and possibly result in impairment charges in future periods. The Company has completed the required annual impairment testing for trade names for fiscal years 2015, 2014 and 2013. As a result, the Company recorded pre-tax impairment charges of $9.1 million in fiscal year 2015 related to the SKAGEN trade name. No impairment charges were recorded in fiscal years 2014 or 2013.
Accrued Expenses Other includes liabilities relating to warranties, duty, deferred compensation, gift cards, foreign exchange forward contracts ("forward contracts"), deferred rent, and other liabilities which are current in nature.

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Long-Term Liabilities includes obligations relating to asset retirements, deferred rent, forward contracts and defined benefits relating to certain international employees that are not current in nature.
Cumulative Translation Adjustment is included as a component of accumulated other comprehensive income (loss) and reflects the adjustments resulting from translating the financial statements of foreign subsidiaries into U.S. dollars. The functional currency of the Company's foreign subsidiaries is the currency of the primary economic environment in which the entity operates, which is generally the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiaries are translated to U.S. dollars at fiscal year-end exchange rates. Income and expense items are translated at average monthly exchange rates.
Foreign Transaction Gains and Losses are those changes in exchange rates that affect cash flows and the related receivables or payables. The Company incurred net foreign currency transaction gains, including gains and losses associated with the settlement of forward contracts, of approximately $32.6 million, $20,000 and $1.0 million for fiscal years 2015, 2014 and 2013, respectively. These net gains have been included in other income (expense)—net in the Company's consolidated statements of income and comprehensive income.
Hedging Instruments The Company is exposed to certain market risks relating to foreign exchange rates and interest rates. The Company actively monitors and attempts to manage these exposures using derivative instruments including forward contracts and interest rate swaps. The Company’s foreign subsidiaries periodically enter into forward contracts to hedge the future payment of intercompany inventory transactions denominated in U.S. dollars. If the Company was to settle its euro, British pound, Canadian dollar, Japanese yen, Mexican peso and Australian dollar forward contracts as of January 2, 2016, the result would have been a net gain of approximately $10.2 million, net of taxes. This unrealized gain is recognized in other comprehensive income (loss), net of taxes on the Company's consolidated statements of income and comprehensive income. Additionally, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the cash flows being hedged, any changes in fair value relating to the ineffective portion of these contracts would be recognized in other income (expense)-net on the Company's consolidated statements of income and comprehensive income. Also, the Company has entered into interest rate swap agreements to effectively convert portions of its variable rate debt obligations to fixed rates. Changes in the fair value of the interest rate swaps are recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity (loss), and are recognized in interest expense in the period in which the payment is settled. To reduce exposure to changes in currency exchange rates adversely affecting the Company’s investment in foreign currency-denominated subsidiaries, the Company periodically enters into forward contracts designated as net investment hedges. Both realized and unrealized gains and losses from net investment hedges are recognized in the cumulative translation adjustment component of other comprehensive income (loss), and will be reclassified into earnings in the event the Company's underlying investments are liquidated or disposed. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. See Note 8—Derivatives and Risk Management for additional disclosures about the Company's use of derivatives.
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
Revenues from sales of the Company's products including those that are subject to inventory consignment agreements are recognized when title and risk of loss transfers, delivery has occurred, the price to the buyer is determinable and collectability is

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reasonably assured. The Company accepts limited returns and may request that a customer return a product if the customer has an excess of any style that the Company has identified as being a poor performer for that customer or geographic location. The Company continually monitors returns and maintains a provision for estimated returns based upon historical experience and any specific issues identified. Product returns are accounted for as reductions to revenue, cost of sales, accounts receivable and an increase in inventory to the extent the returned product is resalable. While returns have historically been within management's expectations and the provisions established, future return rates may differ from those experienced in the past. In the event that the Company's products are performing poorly in the retail market and/or it experiences product damages or defects at a rate significantly higher than the historical rate, the resulting returns could have an adverse impact on the operating results for the period or periods in which such returns occur. Taxes imposed by governmental authorities on the Company's revenue-producing activities with customers, such as sales taxes and value added taxes, are excluded from net sales.
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
Operating Expenses include selling, general, and administrative expenses ("SG&A") and restructuring charges. SG&A expenses include selling and distribution expenses primarily consisting of sales and distribution labor costs, sales distribution center and warehouse facility costs, depreciation expense related to sales distribution and warehouse facilities, the four-wall operating costs of the Company's retail stores, point-of-sale expenses, advertising expenses and art, design and product development labor costs. SG&A also includes general and administrative expenses primarily consisting of administrative support labor and "back office" or support costs such as treasury, legal, information services, accounting, internal audit, human resources, executive management costs and costs associated with stock-based compensation. Restructuring charges include costs to reorganize, refine and optimize the Company’s infrastructure and store closures. See Note 19—Restructuring for additional information on the Company’s restructuring plan.
Advertising Costs for in-store and media advertising as well as co-op advertising, catalog costs, product displays, show/exhibit costs, advertising royalties related to the sales of licensed brands, internet costs associated with affiliation fees, printing, sample costs and promotional allowances are expensed as incurred. Advertising costs were approximately $241.3 million, $232.7 million and $205.6 million for fiscal years 2015, 2014 and 2013, respectively.
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

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS (in thousands except per share data):

Fiscal Year	2015	2014	2013
Numerator:
Net income attributable to Fossil Group, Inc.	$220,637	$376,707	$378,152
Denominator:
Basic EPS computation:
Basic weighted average common shares outstanding	48,800	52,882	57,401
Basic EPS	$4.52	$7.12	$6.59
Diluted EPS computation:
Basic weighted average common shares outstanding	48,800	52,882	57,401
Stock options, stock appreciation rights and restricted stock units	124	198	275
Diluted weighted average common shares outstanding	48,924	53,080	57,676
Diluted EPS	$4.51	$7.10	$6.56
Approximately 607,048, 318,448 and 274,944 weighted shares issuable under stock-based awards were not included in the diluted EPS calculation in fiscal years 2015, 2014 and 2013, respectively, because they were antidilutive. In fiscal year 2015, approximately 36,000 weighted performance shares were not included in the diluted EPS calculation as they were deemed not probable to vest. Performance shares were not issued prior to the current fiscal year.
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
Recently Issued Accounting Standards
In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 requires, among other things, that entities measure equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) at fair value, with changes in fair value recognized in net income. Under ASU 2016-01, entities will no longer be able to recognize unrealized holding gains and losses on equity securities classified today as available for sale in other comprehensive income and they will no longer be able to use the cost method of accounting for equity securities that do not have readily determinable fair values. ASU 2016-01 does not change the guidance for classifying and measuring investments in debt securities and loans. ASU 2016-01 eliminates certain disclosure requirements related to financial instruments measured at amortized cost and add disclosures related to the measurement categories of financial assets and financial liabilities. ASU 2016-01 is effective for annual periods beginning after December 15, 2017. Early adoption is permitted for only certain portions of ASU 2016-01. The Company is still evaluating the effect of adopting ASU 2016-01.
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

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

concern and to provide related disclosure. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. This standard will not have a material impact on the Company’s consolidated results of operations or financial position.
In June 2014, the FASB issued ASU 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The Company is evaluating the effect of adopting ASU 2014-12, but does not expect that adoption will have a material impact on the Company’s consolidated results of operations or financial position.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), deferring the effective date of ASU 2014-09. The new revenue standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and allows either a full retrospective adoption to all periods presented or a modified retrospective adoption approach with the cumulative effect of initial application of the revised guidance recognized at the date of initial application. Early adoption is permitted for periods beginning after December 15, 2016. The Company is evaluating the effect of adopting ASU 2014-09.
Recently Adopted Accounting Standards
As discussed above, ASU 2015-17, ASU 2015-03 and ASU 2015-15 were adopted effective fiscal year 2015 with retrospective application. In addition, the following provisions, which had no material impact on the Company's financial position, results of operations or cash flows, were adopted effective fiscal year 2015:

•	ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments;

•	ASU 2015-04, Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets;

•	ASU 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items; and

•	ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.
2. Acquisitions and Goodwill
Skagen Designs, Ltd. Acquisition.    On April 2, 2012, the Company acquired Skagen Designs, Ltd. and certain of its international affiliates ("Skagen Designs"). The purchase price was $231.7 million in cash and 150,000 shares of the Company's common stock valued at $19.9 million. In addition, subject to the purchase agreement, the sellers could receive up to 100,000 additional shares of the Company's common stock if the Company's net sales of SKAGEN® branded products exceed certain thresholds over a defined period of time (the "Earnout"). The Company recorded the Earnout as a $9.9 million contingent consideration liability in accrued expenses—other in the Company's consolidated balance sheets as of the acquisition date. The Earnout criteria was not met and the contingent consideration liability was remeasured to zero in the fourth quarter of fiscal year 2012.
During the fourth quarter of fiscal year 2014, the Company participated in arbitration proceedings regarding the original purchase price for Skagen Designs, which concluded that the original purchase amount for Skagen Designs was overstated and awarded the Company approximately $6.0 million. The Company recognized the amount in other income (expense) - net in the Company's consolidated statements of income and comprehensive income for the fiscal year 2014.

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fossil Spain Acquisition.    On August 10, 2012, the Company’s joint venture company, Fossil, S.L. (“Fossil Spain”), entered into a Framework Agreement (the “Framework Agreement”) with several related and unrelated parties, including General De Relojeria, S.A. (“General De Relojeria”), the Company’s joint venture partner. Pursuant to the Framework Agreement, Fossil Spain was granted the right to acquire the outstanding 50% of its shares owned by General De Relojeria upon the expiration of the joint venture agreement on December 31, 2015. The Company plans to complete the acquisition of these shares in the first quarter of fiscal year 2016 at which time Fossil Spain will become a wholly-owned subsidiary of the Company. As of January 1, 2013, pursuant to the Framework Agreement, the Company assumed control over the board of directors and the day-to-day management of Fossil Spain, and began consolidating Fossil Spain, instead of treating it as an equity method investment.
The purchase price for the shares has a fixed and variable component which will be settled in fiscal year 2016. The fixed portion was based on 50% of the net book value of Fossil Spain as of December 31, 2012. The present value of the remaining fixed portion was measured at 4.2 million euros (approximately $4.6 million) as of January 2, 2016. The present value of the remaining variable component was based on Fossil Spain’s earnings for fiscal year 2015 and was measured at 3.4 million euros (approximately $3.6 million) as of January 2, 2016. Both the fixed and variable component of the remaining consideration were recorded in accrued expenses-other, in the consolidated balance sheets at January 2, 2016. See Note 9—Fair Value Measurements for additional information about the contingent consideration liability for Fossil Spain.
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
Misfit, Inc. Acquisition. On December 22, 2015, the Company acquired Misfit, Inc. ("Misfit"), an innovator and distributor of wearable technology and stylish connected devices. Misfit was a U.S.-based, privately held company. The primary purpose of the acquisition was to acquire a scalable technology platform that can be integrated across the Company's multi-brand portfolio, a native wearable technology brand and a pipeline of innovative products. Misfit’s position in the wearable technology space combined with their software and hardware engineering teams enables the Company to expand its addressable market with new distribution channels, products, brands and enterprise partnerships.
The purchase price was $215.4 million in cash, net of cash acquired and $1.7 million in replacement awards attributable to precombination service. To fund the cash purchase price, the Company utilized cash on hand and approximately $60 million of availability under its $1.05 billion revolving line of credit. The results of Misfit's operations have been included in the Company’s consolidated financial statements since December 22, 2015, but did not have a material impact on the Company’s consolidated statements of income and comprehensive income.
The Company incurred approximately $8.4 million of acquisition-related expenses for legal, accounting, finance and valuation services during the fourth quarter of fiscal year 2015. Acquisition costs are reflected in general and administrative expenses on the Company’s consolidated statements of comprehensive income.

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets acquired and liabilities assumed in the transaction were recorded at their acquisition date fair values, while transaction costs associated with the acquisition were expensed as incurred. Because the total purchase price exceeded the fair values of the tangible and intangible assets acquired, goodwill was recorded equal to the difference. The element of goodwill that is not separable into identifiable intangible assets represents expected synergies. The following table summarizes the allocation of the purchase price to the preliminary estimated fair value of the assets acquired and the liabilities assumed as of December 22, 2015, the effective date of the acquisition (in thousands):

Cash paid, net of cash acquired		$215,370
Replacement awards attributable to precombination service		1,709
Total transaction consideration		$217,079

Accounts receivable		$1,208
Inventories		12,900
Prepaid expenses and other current assets		25
Property, plant and equipment and other long-term assets		1,190
Goodwill		164,405
Amortizing Intangibles:	Useful Lives
Trade name	6 yrs.	15,700
Customer lists	5 yrs.	10,800
Developed technology	7 yrs.	36,100
Noncompete agreements	3 yrs.	700
Current liabilities		(12,964)
Long-term liabilities		(12,985)
Total net assets acquired		$217,079
The amounts shown above may change in the near term as management continues to assess the fair value of acquired assets and liabilities. A change in this valuation may also impact the income tax related accounts and goodwill. The goodwill recognized from the acquisition has an indefinite useful life and will be included in the Company’s annual impairment testing.
Goodwill.    The changes in the carrying amount of goodwill were as follows (in thousands):

	Americas	Europe	Asia	Total
Balance at December 28, 2013	$119,655	$75,367	$11,932	$206,954
Foreign currency changes	(217)	(8,934)	(75)	(9,226)
Balance at January 3, 2015	$119,438	$66,433	$11,857	$197,728
Acquisitions (1)	164,405	4,487	—	168,892
Foreign currency changes	(245)	(6,939)	(42)	(7,226)
Balance at January 2, 2016	$283,598	$63,981	$11,815	$359,394
___________________________________________

(1)	The Company is still gathering information in order to allocate the goodwill across reporting segments.

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Inventories
Inventories consisted of the following (in thousands):

At Fiscal Year End	2015	2014
Components and parts	$49,539	$48,797
Work-in-process	12,213	13,719
Finished goods	563,592	534,765
Inventories	$625,344	$597,281
4. Warranty Liabilities
The Company's warranty liabilities are primarily related to watch products and are included in accrued expenses—other in the consolidated balance sheets. The Company's watch products are covered by limited warranties against defects in materials or workmanship. The Company's FOSSIL® watch products sold in the U.S. are covered for a period of 11 years, the Company's RELIC® watch products sold in the U.S. are covered for a period of 12 years, and the Company's SKAGEN branded watches are covered by a lifetime warranty.  Generally, all other products sold in the U.S. and internationally are covered by a comparable one to two year warranty. The Company's warranty liability is estimated using historical warranty repair expense. As changes in warranty costs are experienced, the warranty accrual is adjusted as necessary. Warranty liability activity consisted of the following (in thousands):

Fiscal Year	2015	2014	2013
Beginning balance	$13,500	$15,658	$13,383
Settlements in cash or kind	(9,310)	(12,313)	(10,672)
Warranties issued and adjustments to preexisting warranties(1)	9,435	10,155	12,607
Liabilities assumed in acquisition	44	—	340
Ending balance	$13,669	$13,500	$15,658
____________________________________________

(1)	Changes in cost estimates related to preexisting warranties are aggregated with accruals for new standard warranties issued and foreign currency changes.
5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

At Fiscal Year End	2015	2014
Prepaid royalties	$30,776	$42,698
Prepaid taxes	36,889	34,094
Other receivables	50,374	14,840
Forward contracts	13,351	25,867
Prepaid rent	10,909	13,543
Other prepaid expenses	14,868	19,161
Other	123	329
Prepaid expenses and other current assets	$157,290	$150,532

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Property, Plant and Equipment
Property, plant and equipment—net consisted of the following (in thousands):

At Fiscal Year End	2015	2014
Land	$13,710	$14,508
Buildings	67,205	71,580
Machinery and equipment	38,455	36,992
Furniture and fixtures	111,740	108,137
Computer equipment and software	227,988	205,831
Leasehold improvements	237,761	246,882
Construction in progress	27,579	21,867
	724,438	705,797
Less accumulated depreciation and amortization	398,068	360,191
Property, plant and equipment-net	$326,370	$345,606
7. Intangible and Other Assets
Intangible and other assets-net consisted of the following (in thousands):

		2015		2014
At Fiscal Year End	Useful Lives	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangibles-subject to amortization:
Trademarks	10 yrs.	$4,175	$3,195	$4,174	$2,950
Customer lists	5 - 10 yrs.	53,825	21,001	41,703	17,457
Patents	3 - 20 yrs.	2,273	2,064	2,273	1,902
Noncompete agreement	3 - 6 yrs.	2,515	1,134	1,855	851
Developed technology	7 yrs.	36,100	—	—	—
Trade name	6 yrs.	15,700	—	—	—
Other	7 - 20 yrs.	256	206	353	341
Total intangibles-subject to amortization		114,844	27,600	50,358	23,501
Intangibles-not subject to amortization:
Trade names		74,493		83,610
Other assets:
Key money deposits		29,357	19,805	31,892	18,661
Other deposits		21,684		21,854
Deferred compensation plan assets		2,406		2,477
Deferred tax asset-net		18,602		16,568
Restricted cash		512		575
Shop-in-shop		9,985	8,262	16,333	9,660
Interest rate swap		311		1,724
Forward contracts		2,785		1,802
Investments		2,396		23
Other		5,519		4,160
Total other assets		93,557	28,067	97,408	28,321
Total intangible and other assets		$282,894	$55,667	$231,376	$51,822
Total intangible and other assets-net			$227,227		$179,554

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Amortization expense for intangible assets was approximately $4.9 million, $5.1 million and $5.2 million for fiscal years 2015, 2014 and 2013, respectively. Estimated aggregate future amortization expense by fiscal year for intangible assets is as follows (in thousands):

Fiscal Year	Amortization Expense
2016	$14,917
2017	14,658
2018	14,304
2019	13,976
2020	13,479
8. Derivatives and Risk Management
Cash Flow Hedges.    The primary risks managed by using derivative instruments are the fluctuations in global currencies that will ultimately be used by non-U.S. dollar functional currency subsidiaries to settle future payments of intercompany inventory transactions denominated in U.S. dollars. Specifically, the Company projects future intercompany purchases by its non-U.S. dollar functional currency subsidiaries generally over a period of up to 24 months. The Company enters into forward contracts generally for up to 85% of the forecasted purchases to manage fluctuations in global currencies that will ultimately be used to settle such U.S. dollar denominated inventory purchases. Forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon settlement date and exchange rate. These forward contracts are designated as single cash flow hedges. Fluctuations in exchange rates will either increase or decrease the Company's U.S. dollar equivalent cash flows from these intercompany inventory transactions, which will affect the Company's U.S. dollar earnings. Gains or losses on the forward contracts are expected to offset these fluctuations to the extent the cash flows are hedged by the forward contracts.
These forward contracts meet the criteria for hedge accounting, which requires that they represent foreign-currency-denominated forecasted transactions in which (i) the operating unit that has the foreign currency exposure is a party to the hedging instrument and (ii) the hedged transaction is denominated in a currency other than the hedging unit's functional currency.
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
For a derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss), net of taxes and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, the Company's hedges resulted in no ineffectiveness in its consolidated statements of income and comprehensive income, and there were no components excluded from the assessment of hedge effectiveness for fiscal years 2015, 2014 and 2013.
All derivative instruments are recognized as either assets or liabilities at fair value in the consolidated balance sheets. Derivatives designated as cash flow hedges are recorded at fair value at each balance sheet date and the change in fair value is recorded to accumulated other comprehensive income (loss) within the equity section of the Company's consolidated balance sheet until such derivative's gains or losses become realized or the cash flow hedge relationship is terminated. If the cash flow hedge relationship is terminated, the derivative's gains or losses that are recorded in accumulated other comprehensive income (loss) will be recognized in earnings when the hedged cash flows occur. However, for cash flow hedges that are terminated because the forecasted transaction is not expected to occur in the original specified time period, the derivative's gains or losses

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

are immediately recognized in earnings. There were no gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges for fiscal years 2015, 2014 and 2013. Hedge accounting is discontinued if it is determined that the derivative is not highly effective. The Company records all forward contract hedge assets and liabilities on a gross basis as they do not meet the balance sheet netting criteria because the Company does not have master netting agreements established with the derivative counterparties that would allow for net settlement.
As of January 2, 2016, the Company had the following outstanding forward contracts designated as cash flow hedges that were entered into to hedge the future payments of intercompany inventory transactions (in millions):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Euro	228.6	U.S. dollar	259.5
British pound	46.2	U.S. dollar	71.2
Canadian dollar	68.7	U.S. dollar	52.8
Japanese yen	3,927.2	U.S. dollar	32.9
Mexican peso	360.6	U.S. dollar	21.6
Australian dollar	17.9	U.S. dollar	13.0
The Company is also exposed to interest rate risk related to its outstanding debt. To manage the interest rate risk related to its $231.3 million U.S.-based term loan (as amended and restated on March 9, 2015, the "Term Loan"), the Company entered into an interest rate swap agreement on July 26, 2013 with a term of approximately five years. The objective of this hedge is to offset the variability of future payments associated with interest rates on the Term Loan. The interest rate swap agreement hedges the 1-month London Interbank Offer Rate ("LIBOR") based variable rate debt obligations under the Term Loan. Under the terms of the swap, the Company pays a fixed interest rate of 1.288% per annum to the swap counterparty plus the LIBOR rate applicable margin (which varies based upon the Company’s consolidated leverage ratio (the “Ratio”) from 1.25% if the Ratio is less than 1.00 to 1.00, to 2.00% if the Ratio is greater than or equal to 2.00 to 1.00). The notional amount amortizes over the remaining life of the Term Loan to coincide with repayments on the underlying loan. The Company receives interest from the swap counterparty at a variable rate based on 1-month LIBOR. This hedge is designated as a cash flow hedge.
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
Net Investment Hedges.    The Company is also exposed to risk that adverse changes in foreign currency exchange rates could impact its net investment in foreign operations. To manage this risk, during the third quarter of fiscal year 2015, the Company entered into forward contracts designated as net investment hedges to reduce exposure to changes in currency exchange rates on 58.9 million euros of its total investment in two wholly-owned, euro-denominated foreign subsidiaries and on 1.8 billion yen of its total investment in a wholly-owned Japanese yen-denominated foreign subsidiary. The three hedges were settled in the fourth quarter of fiscal year 2015 resulting in a gain of $3.7 million net of taxes that was recognized in the currency translation component of accumulated other comprehensive income (loss).
The effective portion of derivatives designated as net investment hedges are recorded at fair value at each balance sheet date and the change in fair value is recorded in the cumulative translation adjustment component of other comprehensive income (loss) in the Company's consolidated statements of income and comprehensive income. The Company uses the hypothetical derivative method to assess the ineffectiveness of net investment hedges. Should any portion of a net investment hedge become ineffective, the ineffective portion will be reclassified to other income (expense)-net on the Company's consolidated statements of income and comprehensive income. Gains and losses reported in accumulated other comprehensive income (loss) will not be reclassified into earnings until the Company's underlying investment is liquidated or dissolved.

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Non-designated Hedges.    The Company also periodically enters into forward contracts to manage exchange rate risks associated with certain intercompany transactions and for which the Company does not elect hedge accounting treatment. As of January 2, 2016, the Company had non-designated forward contracts of approximately $1.3 million on 17.7 million rand, $2.0 million on 2.0 million Swiss francs and $4.5 million on 3.0 million British pounds associated with foreign subsidiaries denominated in South African rand, Swiss francs and British pounds, respectively. Changes in the fair value of derivatives not designated as hedging instruments are recognized in earnings when they occur.
The effective portion of gains and losses on cash flow hedges that were recognized in other comprehensive income (loss), net of taxes during fiscal years 2015, 2014 and 2013 are set forth below (in thousands):

	For the Fiscal Year Ended January 2, 2016	For the Fiscal Year Ended January 3, 2015	For the Fiscal Year Ended December 28, 2013
Cash flow hedges:
Forward contracts	$22,763	$22,927	$(1,391)
Interest rate swaps	1,544	(2,159)	(1,031)
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$24,307	$20,768	$(2,422)
The following table illustrates the effective portion of gains and losses on derivative instruments recorded in other comprehensive income (loss), net of taxes during the term of the hedging relationship and reclassified into earnings, and gains and losses on derivatives not designated as hedging instruments recorded directly to earnings during fiscal years 2015, 2014 and 2013 (in thousands):

Derivative Instruments	Consolidated Statements of Income and Comprehensive Income Location	Effect of Derivative Instruments	For the Fiscal Year Ended January 2, 2016	For the Fiscal Year Ended January 3, 2015	For the Fiscal Year Ended December 28, 2013
Forward contracts designated as cash flow hedging instruments	Other income (expense)-net	Total gain (loss) reclassified from other comprehensive income (loss)	$29,629	$5,856	$(246)
Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$(210)	$(148)	$567
Interest rate swap designated as a cash flow hedging instrument	Interest expense	Total gain (loss) reclassified from other comprehensive income (loss)	$(1,596)	$(1,763)	$(925)
Interest rate swap designated as a cash flow hedging instrument	Other income (expense)-net	Total gain (loss) reclassified from other comprehensive income (loss)	$3,331	$—	$—
The following table discloses the fair value amounts for the Company's derivative instruments as separate asset and liability values, presents the fair value of derivative instruments on a gross basis, and identifies the line items in the consolidated balance sheets in which the fair value amounts for these categories of derivative instruments are included (in thousands):

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Asset Derivatives				Liability Derivatives
	January 2, 2016		January 3, 2015		January 2, 2016		January 3, 2015
	Consolidated Balance Sheets Location	Fair Value	Consolidated Balance Sheets Location	Fair Value	Consolidated Balance Sheets Location	Fair Value	Consolidated Balance Sheets Location	Fair Value
Forward contracts designated as cash flow hedging instruments	Prepaid expenses and other current assets	$13,184	Prepaid expenses and other current assets	$25,867	Accrued expenses-other	$477	Accrued expenses-other	$—
Forward contracts not designated as cash flow hedging instruments	Prepaid expenses and other current assets	$167	Prepaid expenses and other current assets	—	Accrued expenses-other	71	Accrued expenses-other	—
Interest rate swap designated as a cash flow hedging instrument	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	—	Accrued expenses-other	1,273	Accrued expenses-other	2,157
Forward contracts designated as cash flow hedging instruments	Intangible and other assets-net	$2,785	Intangible and other assets-net	1,802	Other long-term liabilities	250	Other long-term liabilities	—
Interest rate swap designated as a cash flow hedging instrument	Intangible and other assets-net	$311	Intangible and other assets-net	1,724	Other long-term liabilities	128	Other long-term liabilities	357
Total		$16,447		$29,393		$2,199		$2,514
At the end of fiscal year 2015, the Company had forward contracts designated as cash flow hedges with maturities extending through December 2017. As of January 2, 2016, an estimated net gain of $8.5 million is expected to be reclassified into earnings within the next twelve months at prevailing foreign currency exchange rates. See Note 1—Significant Accounting Policies for additional disclosures on foreign currency hedging instruments.
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

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of January 2, 2016 (in thousands):

	Fair Value at January 2, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Forward contracts	$—	$16,136	$—	$16,136
Deferred compensation plan assets:
Investment in publicly traded mutual funds	2,406	—	—	2,406
Interest rate swaps	—	311	—	311
Total	$2,406	$16,447	$—	$18,853
Liabilities:
Contingent consideration	$—	$—	$3,643	$3,643
Forward contracts	—	798	—	798
Interest rate swaps	—	1,401	—	1,401
Total	$—	$2,199	$3,643	$5,842
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
The Company estimates the fair value of its debt using Level 2 inputs, such as interest rates, related terms and maturities. The fair value of the Company's debt approximated its carrying amount as of January 2, 2016 and January 3, 2015. As of January 2, 2016 and January 3, 2015, the carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated their fair values due to the short-term maturities of these accounts.
The fair value of the contingent consideration liability related to Fossil Spain was determined using Level 3 inputs. See Note 2—Acquisitions and Goodwill for additional disclosures about the acquisition. The contingent consideration recorded as of January 2, 2016 is based on Fossil Spain's earnings for fiscal year 2015. During fiscal year 2015, the Company paid the 2014 contingent consideration amount of 3.4 million euros (approximately $3.7 million). The contingent consideration for calendar year 2015 will be paid upon the execution of the purchase agreement in 2016. The fair value of the contingent consideration was determined using Fossil Spain's actual earnings for calendar year 2015. A discount rate of 19% was used to calculate the

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

present value of the contingent consideration. The contingent consideration liability for calendar year 2015 is valued at the maximum annual variable price of 3.5 million euros (approximately $3.8 million).
The fair values of the interest rate swap asset and liability are determined using valuation models based on market observable inputs, including forward curves, mid-market price, foreign exchange spot or forward rates and volatility levels. See Note 8—Derivatives and Risk Management for additional disclosures about the interest rate swap.
Property, plant and equipment—net with a carrying amount of $11.6 million related to retail store leasehold improvements and fixturing was written down to a fair value of $0.6 million, and related key money in the amount of $0.1 million was deemed not recoverable, resulting in total impairment charges of $11.1 million for fiscal year 2015.
The fair values of assets related to the Company-owned retail stores were determined using Level 3 inputs. Of the $11.1 million impairment expense, $5.1 million, $1.9 million and $0.7 million were recorded in SG&A in the Europe, Americas and Asia segments, respectively, and $3.4 million was recorded in restructuring charges in the Americas segment.
In fiscal year 2014, property, plant and equipment—net with a carrying amount of $9.1 million related to retail store leasehold improvements and fixturing was written down to a fair value of $0.3 million, and related key money in the amount of $0.5 million was deemed not recoverable, resulting in total impairment charges of $9.3 million for fiscal year 2014.
In fiscal year 2015, the SKAGEN trade name with a carrying amount of $64.7 million was written down to its implied fair value of $55.6 million, resulting in an impairment charge of $9.1 million. The fair value of the asset was estimated using discounted cash flow methodologies. Changes in foreign currency exchange rates and fewer planned store openings negatively impacted future expected cash flows compared to original valuation assumptions. The impairment charge was recorded in SG&A in the Corporate cost area.
10. Debt
The Company's debt consisted of the following, excluding capital lease obligations, (in millions):

	January 2, 2016	January 3, 2015
U.S. revolving line of credit	$589.0	$389.0
U.S. term loan (1)	212.6	227.3
Other international	—	3.3
Total debt	801.6	619.6
Less current portion	21.9	15.7
Long-term debt	$779.7	$603.9
___________________________________________

(1)	Net of debt issuance costs of $3.0 million and $4.0 million at January 2, 2016 and January 3, 2015, respectively.
U.S.-Based.   On March 9, 2015, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for (i) revolving credit loans in the amount of $1.05 billion (the “Revolving Credit Facility”), with an up to $20.0 million subfacility for swingline loans (the “Swingline Loan”), and an up to $10.0 million subfacility for letters of credit, and (ii) the Term Loan in the amount of $231.3 million. The Credit Agreement expires and is due and payable on May 17, 2018.
The Company’s obligations under the Credit Agreement are unsecured, and none of the Company’s subsidiaries are guarantors of the Company’s obligations under the Credit Agreement. Upon the occurrence of both (i) the Moody’s Investor Service, Inc. rating of the Company falling below Ba1 and (ii) the Standard & Poor’s Financial Services LLC rating of the Company falling below BB+, the Company’s obligations under the Credit Agreement will be required to be guaranteed by all direct and indirect material domestic subsidiaries of the Company, as provided in a subsidiary guaranty agreement, and secured by 65% of the total outstanding voting capital stock and 100% of the non-voting capital stock of the Company’s material first-tier foreign subsidiaries, pursuant to a pledge agreement. Borrowings under the Credit Agreement may be used (i) to finance the acquisition of capital assets, (ii) for ongoing working capital and other general corporate purposes and (iii) to repurchase the Company’s capital stock to the extent permitted under the Credit Agreement. The Credit Agreement refinanced the aggregate

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

principal amount of revolving credit loans (the “Prior Revolver”) outstanding and aggregate principal amount of term loans (the “Prior Term Loan”) outstanding under the prior agreement dated as of May 17, 2013, as Amended (the "Prior Agreement"). No penalties or other early termination fees were incurred in connection with the amendment and restatement of the Prior Agreement.
Amounts outstanding under the Revolving Credit Facility and the Term Loan under the Credit Agreement bear interest, at the Company’s option, at (i) the base rate (defined as the highest of (a) the prime rate publicly announced by Wells Fargo (3.5% at fiscal year end 2015), (b) the federal funds rate plus 0.5% and (c) the London Interbank Offer Rate ("LIBOR") (0.36% at fiscal year end 2015) for an interest period of one month plus 1.0%) plus the base rate applicable margin (which varies, based upon the Company’s consolidated total leverage ratio, from 0.25%, if the consolidated total leverage ratio is less than 1.00 to 1.00, to 1.00%, if the consolidated total leverage ratio is greater than or equal to 2.00 to 1.00) or (ii) the LIBOR rate (defined as the quotient obtained by dividing (a) LIBOR by (b) 1.00 minus the Eurodollar reserve percentage) plus the LIBOR rate applicable margin (which varies, based upon the consolidated total leverage ratio, from 1.25%, if the consolidated total leverage ratio is less than 1.00 to 1.00, to 2.00%, if the consolidated total leverage ratio is greater than or equal to 2.00 to 1.00). Amounts outstanding under the Swingline Loan under the Credit Agreement or upon any drawing under a letter of credit bear interest at the base rate plus the applicable margin. Interest based upon the base rate is payable quarterly in arrears. Interest based upon the LIBOR rate is payable on the last day of the applicable interest period.
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
During fiscal year 2015, the Company made principal payments of $15.6 million in the aggregate under the Term Loan and Prior Term Loan. The Company had net borrowings of $200.0 million in the aggregate under the Revolving Credit Facility and Prior Revolver during fiscal year 2015. Borrowings were primarily used to fund stock repurchases, capital expenditures, normal operating expenses and a portion of the Misfit purchase price. Amounts available under the Revolving Credit Facility are reduced by any amounts outstanding under standby letters of credit. As of January 2, 2016, the Company had available borrowing capacity of approximately $460.1 million under the Revolving Credit Facility, which was favorably impacted by a $193.0 million international cash balance. The Company incurred approximately $6.0 million of interest expense in the aggregate under the Term Loan and Prior Term Loan during fiscal year 2015, including the impact of the related interest rate swap. The Company incurred approximately $11.5 million of interest expense in the aggregate under the Revolving Credit Facility and Prior Revolver during fiscal year 2015.

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's debt as of January 2, 2016, excluding capital lease obligations, matures as follows (in millions):

Less than 1 Year	$21.9
Year 2	25.0
Year 3	757.7
Principal amounts repayable	804.6
Debt issuance costs	(3.0)
Total debt outstanding	$801.6
Letters of Credit.    On May 11, 2012, the Company, Fossil Partners, L.P., Fossil Europe GmbH and Fossil Asia Pacific Ltd. renewed their Letter of Credit Facility (the "LC Facility") to allow for $80 million of commercial letters of credit. At the end of fiscal years 2015 and 2014, the Company had outstanding letters of credit under the LC Facility of approximately $36.7 million and $50.3 million, respectively. Letters of credit issued under the LC Facility are primarily used for the purchase of inventory.
Capital Lease Obligations.    At the end of fiscal years 2015 and 2014, the Company had current capital lease obligations of $1.3 million and $0.9 million, respectively, and long-term capital lease obligations of $5.4 million and $5.8 million, respectively.
11. Other Income (Expense)—Net
Other income (expense)—net consisted of the following (in thousands):

Fiscal Year	2015	2014	2013
Interest income	$1,026	$799	$809
Remeasurement of investment in Fossil Spain to fair value	—	—	6,510
Gain on Skagen Designs arbitration settlement	—	5,968	—
Gain on interest rate swap settlement	5,241	—	—
Currency gains	32,611	20	951
Other gains	1,565	653	1,149
Other income (expense) - net	$40,443	$7,440	$9,419

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Taxes
Income Taxes.    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the consolidated deferred tax assets and liabilities were (in thousands):

Fiscal Year	2015	2014
Deferred income tax assets (liabilities):
Bad debt allowance	$5,390	$4,387
Returns allowance	8,187	8,724
Inventory	14,575	11,882
Warranty reserve	2,922	2,590
Compensation	16,213	12,586
Accrued liabilities	7,079	4,514
Deferred rent	10,161	10,553
Unrealized exchange gains (losses)	(2,486)	635
State income tax and interest on tax contingencies	2,976	2,880
Fixed assets	(52,782)	(51,721)
Trade names and customer lists	(26,502)	(6,782)
Undistributed earnings of certain foreign subsidiaries	(53,761)	(52,122)
Foreign accruals	4,832	2,896
Loss carryforwards	13,501	3,319
Valuation allowance	(10,857)	(6,821)
Other	3,989	6,766
Net deferred income tax assets (liabilities)	$(56,563)	$(45,714)
Total deferred income tax assets	$18,602	$16,568
Total deferred income tax liabilities	(75,165)	(62,282)
Net deferred income tax assets (liabilities)	$(56,563)	$(45,714)
Operating Loss Carryforwards.    The deferred income tax asset for loss carryforwards includes $7.1 million of net operating losses of foreign subsidiaries and $6.4 million from an acquired U.S. subsidiary. Valuation allowances have been recorded to reflect the estimated amount of deferred tax assets that may not be realized on these losses. The amounts and the fiscal year of expiration of the loss carryforwards are (in thousands):

Expires 2016 through 2020	$18,942
Expires 2021 through 2025	4,817
Expires 2026 through 2030	2,278
Expires 2031 through 2035	30,627
Indefinite	6,737
Total loss carryforwards	$63,401
The following table identifies income before income taxes for the Company's U.S. and non-U.S. based operations for the fiscal years indicated (in thousands):

Fiscal Year	2015	2014	2013
U.S	$24,864	$169,079	$194,956
Non-U.S	286,795	388,999	366,511
Total	$311,659	$558,078	$561,467

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's provision for income taxes consisted of the following for the fiscal years indicated (in thousands):

Fiscal Year	2015	2014	2013
Current provision:
U.S. federal	$10,666	$84,669	$97,860
Non-U.S	72,336	74,190	69,901
State and local	1,180	10,582	8,297
Total current	84,182	169,441	176,058
Deferred provision (benefit)
U.S. federal	1,798	5,124	(2,346)
Non-U.S	(4,511)	(3,622)	(166)
State and local	288	524	(127)
Total deferred	(2,425)	2,026	(2,639)
Provision for income taxes	$81,757	$171,467	$173,419
The expected cash payments for current U.S. income tax expense for fiscal years 2015, 2014 and 2013 were reduced by approximately $2.4 million, $4.7 million and $12.0 million, respectively, as a result of tax deductions related to the exercise of non-qualified stock options and stock appreciation rights and the vesting of restricted stock and restricted stock units. The expected cash payments for current foreign tax expense for fiscal years 2015, 2014 and 2013 were reduced by $0.3 million, $0.4 million and $0.8 million, respectively, as a result of tax deductions related to the exercise of stock options and the vesting of restricted stock granted to foreign employees. The income tax benefits resulting from these stock-based compensation plans have been recorded to additional paid-in capital in the Company's consolidated balance sheets. Total deferred income tax expense (benefit) of $(2.4) million, $2.0 million and $(2.6) million for fiscal years 2015, 2014 and 2013, respectively, are included in deferred income taxes on the Company's consolidated statements of cash flows.
A reconciliation of the U.S. federal statutory income tax rate of 35.0% to the Company's effective tax rate is as follows:

Fiscal Year	2015	2014	2013
Tax at statutory rate	35.0%	35.0%	35.0%
State, net of federal tax benefit	0.5	0.9	0.9
Foreign rate differential	(15.6)	(12.3)	(12.5)
U.S. tax on foreign income	4.3	6.3	5.9
Income tax contingencies	0.9	0.7	—
Valuation allowances	1.4	(0.3)	0.9
Other	(0.3)	0.4	0.7
Provision for income taxes	26.2%	30.7%	30.9%
Deferred U.S. federal income taxes and foreign withholding taxes are not recorded on undistributed earnings of certain foreign subsidiaries where management plans to continue reinvesting these earnings outside the U.S. The amount of undistributed earnings that would be subject to tax if distributed was approximately $895.8 million at January 2, 2016. Determining tax amounts that would be payable if these earnings were distributed to the U.S. parent company is not practicable.
The total amount of unrecognized tax benefits, excluding interest and penalties that would favorably impact the effective tax rate in future periods if recognized, was $20.0 million, $12.8 million and $9.6 million for fiscal years 2015, 2014 and 2013, respectively. In fiscal year 2015, the U.S. Internal Revenue Service closed its examination of the Company's 2010-2012 federal income tax returns, and the Company received a refund of $2.2 million. The Company is subject to examinations in various state and foreign jurisdictions for its 2009-2014 tax years, none of which the Company believes are significant, individually or in the aggregate. Tax audit outcomes and timing of tax audit settlements are subject to significant uncertainty.
The Company has classified uncertain tax positions as long-term income taxes payable unless such amounts are expected to be paid within twelve months from January 2, 2016. As of January 2, 2016, the Company had recorded $0.9 million of

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

unrecognized tax benefits, excluding interest and penalties, for positions that could be settled within the next twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes receivable/payable, respectively. The total amount of accrued income tax-related interest in the Company's consolidated balance sheets was $2.2 million and $1.8 million at January 2, 2016 and January 3, 2015, respectively. The total amount of accrued income tax-related penalties in the Company's consolidated balance sheets was $1.8 million and $0.4 million at January 2, 2016 and January 3, 2015, respectively. The Company accrued income tax-related interest expense (benefit) of $0.3 million, $0.7 million and $(1.0) million in fiscal years 2015, 2014 and 2013, respectively.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the fiscal years indicated (in thousands):

Fiscal Year	2015	2014	2013
Balance at beginning of year	$20,086	$14,314	$15,549
Gross increases tax positions in prior years	1,800	4,234	3,310
Gross decreases tax positions in prior years	(9,282)	(1,018)	(4,384)
Gross increases—current year tax positions	11,909	3,508	3,575
Settlements	(583)	(194)	(3,456)
Lapse in statute of limitations	(758)	(617)	(297)
Change due to currency revaluation	(150)	(141)	17
Balance at end of year	$23,022	$20,086	$14,314

13. Commitments and Contingencies
License Agreements.    The Company has various license agreements to market watches and jewelry bearing certain trademarks or patents owned by various third parties. In accordance with these agreements, the Company incurred royalty expense of approximately $243.5 million, $258.6 million and $214.1 million in fiscal years 2015, 2014 and 2013, respectively. These amounts are included in the Company's cost of sales or, if advertising related, in SG&A. These license agreements have expiration dates between fiscal years 2017 and 2025 which requires the Company to pay royalties ranging from 4% to 16% of defined net sales. The Company has future minimum royalty commitments through fiscal year 2019 under these license agreements as summarized below, by fiscal year (in thousands):

Fiscal Year	Minimum Royalty Commitments
2016	$198,636
2017	80,320
2018	76,620
2019	8,260
Total	$363,836
These minimum royalty commitments do not include amounts owed under these license agreements obligating the Company to pay the licensors a percentage of net sales of these licensed products.

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Leases.    The Company leases its retail and outlet store facilities as well as certain of its office and warehouse facilities and equipment under non-cancelable operating leases and capital leases. Most of the retail and outlet store leases provide for contingent rental payments based on operating results and require the payment of taxes, insurance and other costs applicable to the property. Generally, these leases include renewal options for various periods at stipulated rates. Total rent expense under these agreements was approximately $186.1 million, $190.6 million and $143.8 million for fiscal years 2015, 2014 and 2013, respectively. Included in the Company's total rent expense was contingent rent expense of approximately $13.3 million, $14.1 million and $12.1 million for fiscal years 2015, 2014 and 2013, respectively. Capital leases are included as a component of short-term and current portion of long-term debt and in long-term debt in the Company's consolidated balance sheets. Future minimum rental commitments under non-cancelable leases, by fiscal year, are as follows (in thousands):

Fiscal Year	Operating Leases	Capital Leases
2016	$151,013	$1,392
2017	133,888	1,387
2018	116,918	1,104
2019	99,851	884
2020	86,193	881
Thereafter	264,464	1,313
	$852,327	$6,961
Less amounts representing interest at 1.9% to 10.8%		318
Capital lease obligations		$6,643
Purchase Obligations.    As of January 2, 2016, the Company had purchase obligations totaling $382.7 million.
Asset Retirement Obligations.    ASC 410, Asset Retirement and Environmental Obligations requires (i) that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made and (ii) that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Company's asset retirement obligations relate to costs associated with the retirement of leasehold improvements under office leases and retail store leases within the Americas, Europe and Asia segments.
The following table summarizes the changes in the Company's asset retirement obligations (in thousands):

Fiscal Year:	2015	2014
Beginning asset retirement obligation	$8,925	$8,306
Liabilities incurred during the period	509	1,587
Revisions in estimated retirement obligations	—	2
Liabilities settled during the period	(534)	(860)
Accretion expense	308	364
Currency translation	(314)	(474)
Ending asset retirement obligations	$8,894	$8,925
Litigation.    The Company is occasionally subject to litigation or other legal proceedings in the normal course of its business. The Company does not believe that the outcome of any currently pending legal matters, individually or collectively, will have a material effect on the business or financial condition of the Company.
14. Stockholders' Equity
Common and Preferred Stock.    The Company has 100,000,000 shares of common stock, par value $0.01 per share, authorized, with 48,124,555, and 50,771,079 shares issued at fiscal year-end 2015 and 2014, respectively. The Company has 1,000,000 shares of preferred stock, par value $0.01 per share, authorized, with none issued or outstanding at fiscal year-end 2015 and 2014. Rights, preferences and other terms of preferred stock will be determined by the Board of Directors at the time of issuance.

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
During the period from the announcement of the Company's buyback authorizations in December 2012 and December 2014 for $1.0 billion each, until the end of the fiscal year 2015, the Company has repurchased approximately $1.2 billion of its common stock, representing approximately 11.7 million shares. The Company has not repurchased any shares under the $30.0 million repurchase plan authorized in 2010.
During fiscal year 2015, the Company effectively retired 2.7 million shares of common stock repurchased under its repurchase programs. The effective retirement of repurchased common stock decreased common stock by $27,300, additional paid-in capital by $0.7 million, retained earnings by $228.8 million and treasury stock by $229.5 million. At January 2, 2016 and January 3, 2015, all treasury stock had been effectively retired. As of January 2, 2016, the Company had $829.3 million of repurchase authorizations remaining under the combined repurchase plans.
The following table shows the Company's common stock repurchase activity for the periods indicated (in millions):

			For the 2015 Fiscal Year		For the 2014 Fiscal Year
Fiscal Year Authorized	Dollar Value Authorized	Termination Date	Number of Shares Repurchased	Dollar Value Repurchased	Number of Shares Repurchased	Dollar Value Repurchased
2014	$1,000.0	December 2018	2.4	$200.7	—	$—
2012	$1,000.0	December 2016 (1)	0.3	$28.8	4.1	$435.0
2010	$30.0	None	—	$—	—	$—
_______________________________________________________________________________

(1)	In the first quarter of fiscal year 2015, the Company completed this repurchase plan.
15. Employee Benefit Plans
Deferred Compensation and Savings Plans.    The Company has a defined contribution savings plan (the "401(k) Plan") for substantially all U.S.-based full-time employees of the Company. The Company's common stock is one of several investment alternatives available under the 401(k) Plan. Effective January 1, 2012, the Company added a Roth 401(k) option to the 401(k) Plan. The Company has a discretionary match for the 401(k) Plan. After 90 days of service (minimum of 250 hours worked), the Company matches 50% of employee contributions up to 6% of their compensation. Matching contributions made by the Company to the 401(k) Plan totaled approximately $2.8 million, $3.0 million and $2.7 million for fiscal years 2015, 2014 and 2013, respectively. The Company also has the right to make additional matching contributions not to exceed 15% of employee compensation. The Company did not make any additional matching contributions during fiscal years 2015, 2014 and 2013.
In December 1998, the Company adopted the Fossil Group, Inc. and Affiliates Deferred Compensation Plan (the "Deferred Plan"). Eligible participants may elect to defer up to 50% of their salary or up to 100% of any bonuses paid pursuant to the terms and conditions of the Deferred Plan. In addition, the Company may make employer contributions to participants under the Deferred Plan from time to time. The Company made no contributions to the Deferred Plan during fiscal years 2015, 2014 and 2013. In prior periods, the Company made payments pursuant to the Deferred Plan into a Rabbi Trust. The funds held in the Rabbi Trust are directed to certain investments available through life insurance products. As of January 2, 2016, the Company had an asset of $2.4 million related to the Company's invested balances recorded in intangible and other assets—net and a liability of $3.4 million related to the participants' invested balances recorded in accrued expenses—other, each on the Company's consolidated balance sheets.

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-Based Compensation Plans.    The Company accounts for stock-based compensation using the Black-Scholes option pricing model to determine the fair value of stock options and stock appreciation rights at the date of grant. The Company’s grants under its current stock-based compensation plans generally include: (i) stock options, restricted stock units, and performance restricted stock units for its international employees, (ii) restricted stock units for its nonemployee directors, and (iii) stock appreciation rights, performance stock appreciation rights, restricted stock, restricted stock units, and performance restricted stock units for its U.S.-based employees. As of January 2, 2016, the Company had approximately $50.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company's stock based compensation plans. This cost is expected to be recognized over a weighted-average period of approximately 1.7 years.
Long-Term Incentive Plans.    An aggregate of 4,685,030 shares of the Company's common stock were reserved for issuance pursuant to the Company's 2008 Long-Term Incentive Plan ("2008 LTIP"), adopted in March 2008. Under the 2008 LTIP, designated employees of the Company, including officers, certain contractors, and outside directors of the Company, are eligible to receive (i) stock options, (ii) stock appreciation rights, (iii) restricted or non-restricted stock awards, (iv) restricted stock units, (v) performance awards, (vi) cash awards, or (vii) any combination of the foregoing. The 2008 LTIP is administered by the Compensation Committee of the Company's Board of Directors (the "Compensation Committee"). Each award issued under the 2008 LTIP terminates at the time designated by the Compensation Committee, not to exceed ten years. The current outstanding stock options, stock appreciation rights, performance stock appreciation rights, restricted stock, restricted stock units and performance restricted stock units issued under the 2008 LTIP predominantly have original vesting periods of three years. All time based or performance based stock appreciation rights and restricted stock units are settled in shares of the Company's common stock. The exercise prices of stock options granted under the 2008 LTIP were not less than the fair market value of the Company's common stock at the date of grant. Effective January 1, 2012, the Company's Board of Directors approved changes to the equity compensation package for nonemployee directors. Each nonemployee director receives restricted stock units valued at $130,000 on the date of the Company's annual stockholders' meeting. These grants vest on the earlier of one year from the date of grant or the Company's next annual stockholders' meeting date.
Prior to the Company establishing the 2008 LTIP, stock-based compensation awards were made to employees and nonemployee directors pursuant to the Company's initial Long-Term Incentive Plan ("LTIP") and Nonemployee Director Stock Option Plan ("Nonemployee Plan"), respectively. Each award issued under the LTIP terminates at the time designated by the Compensation Committee, not to exceed ten years. The currently outstanding stock options, stock appreciation rights, restricted stock and restricted stock units issued under the LTIP and Nonemployee Plan have original vesting periods that predominately range from three to five years. All stock appreciation rights and restricted stock units are settled in shares of the Company's common stock. The exercise prices of stock options granted under the Nonemployee Plan were not less than the fair market value of the Company's common stock at the date of grant. Pursuant to the Nonemployee Plan, 50% of the stock options granted became exercisable on the first anniversary of the date of grant and in two additional installments of 25% each on the second and third anniversaries. On March 26, 2008, the Company's Board of Directors elected to terminate these prior plans. The termination of the LTIP and the Nonemployee Plan did not impair outstanding awards representing 41,342 shares and 15,750 shares, respectively, of the Company's common stock at January 2, 2016, which continued in accordance with their original terms.
Stock Options and Stock Appreciation Rights.    The fair value of stock options and stock appreciation rights granted under the Company's stock-based compensation plans was estimated on the date of grant using the Black-Scholes option pricing model. The table below outlines the weighted average assumptions for these award grants:

Fiscal Year	2015	2014	2013
Risk-free interest rate	1.3%	0.9%	0.8%
Expected term (in years)	3.2	3.4	4.7
Expected volatility	42.3%	47.1%	55.1%
Expected dividend yield	—%	—%	—%
Estimated fair value per stock option/stock appreciation right granted	$12.74	$38.88	$48.19
The expected term of the stock options and stock appreciation rights represent the estimated period of time until exercise and is based on historical experience of similar awards. Expected stock price volatility is based on the historical volatility of the

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company's common stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury securities with an equivalent remaining term.
The Company generally receives a tax deduction when stock options or stock appreciation rights are exercised or when restricted stock or restricted stock units vest. Generally for stock options and stock appreciation rights, the tax deduction is related to the excess of the stock price at the time the stock options or stock appreciation rights are exercised over the exercise price of the stock options or stock appreciation rights. For restricted stock and restricted stock units, the tax deduction is equal to the fair market value of the Company's common stock on the date the restricted stock or restricted stock units vest multiplied by the number of shares of restricted stock or restricted stock units. Excess tax benefits from stock-based compensation on the Company's consolidated statements of cash flows for fiscal years 2015, 2014 and 2013 amounted to approximately $0.2 million, $1.4 million and $8.4 million, respectively.
The following table summarizes stock option and stock appreciation rights activity:

Stock Options and Stock Appreciation Rights	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	in thousands			in thousands
Outstanding at December 29, 2012	1,039	$63.56	6.4	$36,708
Granted	41	104.62
Exercised	(332)	35.64		24,820
Forfeited or expired	(70)	97.62
Outstanding at December 28, 2013	678	76.15	6.2	31,794
Granted	94	111.90
Exercised	(91)	39.20		6,391
Forfeited or expired	(18)	120.77
Outstanding at January 3, 2015	663	85.08	5.6	20,751
Granted	1,496	41.16
Exercised	(36)	31.04		1,544
Forfeited or expired	(95)	102.86
Outstanding at January 2, 2016	2,028	52.80	8.7	2,095
Exercisable at January 2, 2016	516	$82.84	4.4	$1,633
The aggregate intrinsic value in the table above is before income taxes and is based on the exercise price for outstanding and exercisable options/rights at January 2, 2016 and based on the fair market value of the Company's common stock on the exercise date for options/rights that were exercised during the fiscal year.

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options and Stock Appreciation Rights Outstanding and Exercisable.    The following table summarizes information with respect to stock options and stock appreciation rights outstanding and exercisable at January 2, 2016:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Number of Shares	Weighted- Average Exercise Price
	in thousands			in thousands
$13.65 - $30.71	66	$20.11	2.7	66	$20.11
$31.24 - $55.04	69	38.11	3.3	69	38.11
$67.10 - $101.37	93	80.81	5.2	93	80.81
$101.64 - $131.46	151	127.97	6.0	151	127.97
Total	379	$81.27	4.7	379	$81.27

Stock Appreciation Rights Outstanding				Stock Appreciation Rights Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Number of Shares	Weighted- Average Exercise Price
	in thousands			in thousands
$13.65 - $30.71	24	$18.01	0.7	24	$18.01
$31.24 - $55.04	1,353	36.81	7.9	8	38.40
$67.10 - $101.37	160	81.33	6.4	35	83.08
$101.64 - $131.46	112	116.02	4.9	70	118.71
Total	1,649	$46.25	7.5	137	$87.18
Restricted Stock and Restricted Stock Units.    The following table summarizes restricted stock and restricted stock unit activity:

Restricted Stock and Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value
	in thousands
Nonvested at December 29, 2012	277	$68.69
Granted	140	106.76
Vested	(171)	57.83
Forfeited	(27)	86.51
Nonvested at December 28, 2013	219	$99.27
Granted	164	110.95
Vested	(115)	90.66
Forfeited	(13)	108.76
Nonvested at January 3, 2015	255	$110.17
Granted	1,131	49.16
Vested	(115)	109.97
Forfeited	(63)	94.54
Nonvested at January 2, 2016	1,208	$53.87

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The total fair value of shares/units vested during fiscal years 2015, 2014 and 2013 was $9.0 million, $12.6 million and $18.1 million, respectively.
The Company maintains a defined benefit plan for its employees located in Switzerland. The plan is funded through payments to an insurance company. The payments are determined by periodic actuarial calculations. During fiscal years 2015, 2014 and 2013, the Company recorded pension gains (expenses) of ($1.5) million, $0.2 million and ($6.2) million, respectively, related to this plan. The liability for the Company's defined benefit plan was $16.0 million and $12.4 million at the end of fiscal years 2015 and 2014, respectively. This liability is recorded in other long-term liabilities on the Company's consolidated balance sheets.
Under French law, the Company is required to maintain a defined benefit plan for its employees located in France, which is referred to as a "retirement indemnity". The amount of the retirement indemnity is based on the employee's last salary and duration of employment with the Company. The employee's right to receive the retirement indemnity is subject to the employee remaining with the Company until retirement. During fiscal years 2015, 2014 and 2013 the Company recorded pension expenses of $0.1 million, $0.3 million and $0.3 million, respectively, for its retirement indemnity obligations. The liability for the Company's retirement indemnity was $1.6 million at the end of both fiscal years 2015 and 2014. This liability is recorded in other long-term liabilities on the Company's consolidated balance sheets.
16. Supplemental Cash Flow Information
The following table summarizes supplemental cash flow information (in thousands):

Fiscal Year	2015	2014	2013
Cash paid during the year for:
Interest	$20,042	$15,924	$9,450
Income taxes	$131,838	$167,702	$167,624
Supplemental disclosures of non-cash investing and financing activities:
Additions to property, plant and equipment included in accounts payable	$7,966	$5,030	$8,317
Additions to property, plant and equipment acquired under capital leases	$1,462	$1,180	$1,068

17. Supplemental Disclosure for Accumulated Other Comprehensive Income (Loss)
The following table illustrates changes in the balances of each component of accumulated other comprehensive income (loss), net of taxes (in thousands):

	January 2, 2016
		Cash Flow Hedges
	Currency Translation Adjustments	Forward Contracts	Interest Rate Swaps	Pension Plan	Total
Beginning balance	$(27,241)	$14,980	$(502)	$(3,647)	$(16,410)
Other comprehensive income (loss) before reclassifications	(54,466)	33,475	2,430	(2,846)	(21,407)
Tax (expense) benefit	—	(10,712)	(886)	463	(11,135)
Amounts reclassed from accumulated other comprehensive income (loss)	—	44,859	2,730	210	47,799
Tax (expense) benefit	—	(15,230)	(995)	(20)	(16,245)
Total other comprehensive income (loss)	(54,466)	(6,866)	(191)	(2,573)	(64,096)
Ending balance	$(81,707)	$8,114	$(693)	$(6,220)	$(80,506)

	January 3, 2015
		Cash Flow Hedges
	Currency Translation Adjustments	Forward Contracts	Interest Rate Swaps	Pension Plan	Total
Beginning balance	$38,152	$(2,091)	$(106)	$736	$36,691
Other comprehensive income (loss) before reclassifications	(65,240)	37,182	(3,397)	(4,804)	(36,259)
Tax (expense) benefit	(153)	(14,255)	1,238	421	(12,749)
Amounts reclassed from accumulated other comprehensive income (loss)	—	8,893	(2,774)	—	6,119
Tax (expense) benefit	—	(3,037)	1,011	—	(2,026)
Total other comprehensive income (loss)	(65,393)	17,071	(396)	(4,383)	(53,101)
Ending balance	$(27,241)	$14,980	$(502)	$(3,647)	$(16,410)

	December 28, 2013
			Cash Flow Hedges
	Currency Translation Adjustments	Securities Available for Sale	Forward Contracts	Interest Rate Swaps	Pension Plan	Total
Beginning balance	$30,181	$(475)	$(946)	$—	$—	$28,760
Other comprehensive income (loss) before reclassifications	7,971	(83)	(2,148)	(1,592)	583	4,731
Tax (expense) benefit	—	—	757	561	153	1,471
Amounts reclassed from accumulated other comprehensive income (loss)	—	(558)	(145)	(1,423)	—	(2,126)
Tax (expense) benefit	—	—	(101)	498	—	397
Total other comprehensive income (loss)	7,971	475	(1,145)	(106)	736	7,931
Ending balance	$38,152	$—	$(2,091)	$(106)	$736	$36,691
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
The Company manages its business primarily on a geographic basis. The Company's reportable operating segments are comprised of (i) Americas, (ii) Europe and (iii) Asia. Each reportable operating segment includes sales to wholesale and distributor customers, and sales through Company-owned retail stores and e-commerce activities based on the location of the selling entity. The Americas segment primarily includes sales to customers based in Canada, Latin America and the United States. The Europe segment primarily includes sales to customers based in European countries, the Middle East and Africa. The Asia segment primarily includes sales to customers based in Australia, China, India, Indonesia, Japan, Malaysia, New Zealand, Singapore, South Korea, Taiwan and Thailand. Each reportable operating segment provides similar products and services.
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
Summary information by operating segment was as follows (in thousands):

	Fiscal Year 2015
	Net Sales	Operating Income	Depreciation and Amortization	Long-term Assets	Total Assets
Americas	$1,661,899	$354,295	$26,021	$427,026	$905,168
Europe	1,069,820	210,514	21,671	204,947	543,649
Asia	497,117	71,684	13,073	57,754	203,304
Corporate		(345,259)	24,532	223,264	703,540
Consolidated	$3,228,836	$291,234	$85,297	$912,991	$2,355,661

	Fiscal Year 2014
	Net Sales	Operating Income	Depreciation and Amortization	Long-term Assets	Total Assets
Americas	$1,747,506	$463,246	$24,846	$261,992	$778,870
Europe	1,195,948	287,961	20,028	220,757	561,575
Asia	566,237	116,288	12,676	64,175	233,884
Corporate		(300,959)	25,780	175,964	603,131
Consolidated	$3,509,691	$566,536	$83,330	$722,888	$2,177,460

	Fiscal Year 2013
	Net Sales	Operating Income	Depreciation and Amortization	Long-term Assets	Total Assets
Americas	$1,703,350	$472,812	$22,024	$258,252	$747,092
Europe	1,052,497	238,585	18,904	248,654	599,098
Asia	504,124	115,841	9,332	64,637	210,867
Corporate		(265,642)	24,007	183,382	629,194
Consolidated	$3,259,971	$561,596	$74,267	$754,925	$2,186,251
The following table indicates revenue for each class of similar products for fiscal years 2015, 2014 and 2013 (in thousands):

	Fiscal Year 2015		Fiscal Year 2014		Fiscal Year 2013
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches	$2,475,814	76.7%	$2,736,511	78.0%	$2,513,081	77.1%
Leathers	409,381	12.7	419,391	11.9	436,285	13.4
Jewelry	272,146	8.4	276,485	7.9	228,748	7.0
Other	71,495	2.2	77,304	2.2	81,857	2.5
Total	$3,228,836	100.0%	$3,509,691	100.0%	$3,259,971	100.0%

Geographic Information
Net sales and long-lived assets related to the Company's operations in the U.S., Europe, Asia and all other international markets were as follows (in thousands):

	Fiscal Year 2015
	Net Sales(1)		Long-term Assets
United States	$1,491,638		$379,461
Europe	1,069,820	(2)	224,018
Asia	497,117		66,140
All other international	170,261		243,372
Consolidated	$3,228,836		$912,991

	Fiscal Year 2014
	Net Sales(1)		Long-term Assets
United States	$1,588,566		$394,393
Europe	1,195,948	(2)	236,278
Asia	566,237		74,468
All other international	158,940		17,749
Consolidated	$3,509,691		$722,888

	Fiscal Year 2013
	Net Sales(1)		Long-term Assets
United States	$1,525,107		$407,878
Europe	1,052,497	(2)	263,228
Asia	504,124		69,951
All other international	178,243		13,868
Consolidated	$3,259,971		$754,925
_______________________________________________________________________________

(1)	Net sales are based on the location of the selling entity.

(2)
Net sales from Germany accounted for more than 10% of the Company's consolidated net sales and were approximately $505.4 million, $612.5 million and $578.8 million in fiscal years 2015, 2014 and 2013, respectively.

19. Restructuring
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

	2015
	Organizational Realignment	Retail Profitability	Total
Balance at January 3, 2015	$—	$—	$—
Charges to expense (1)	15,685	8,715	24,400
Cash payments	(15,685)	(4,753)	(20,438)
Non-cash items	—	(3,962)	(3,962)
Balance at January 2, 2016	$—	$—	$—
_________________________________________________________
(1) Charges to expense include changes in estimates.
Restructuring charges by operating segment were as follows (in thousands):

2015
Americas	$8,715
Europe	3,554
Asia	210
Corporate	11,921
Consolidated	$24,400

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Acquisition of Misfit
In December 2015, we completed the acquisition of Misfit. Misfit represented 11.0% of our consolidated total assets and 0.1% of our consolidated net sales included in our consolidated financial statements as of and for the fiscal year ended January 2, 2016. In reliance on interpretive guidance issued by the SEC staff, management’s evaluation and conclusion as to the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K excludes any evaluation of the internal control over financial reporting of Misfit. Management will include Misfit in its fiscal 2016 assessment of internal control over financial reporting.
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation of the effectiveness of our "disclosure controls and procedures" ("Disclosure Controls"), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of January 2, 2016, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective at the reasonable assurance level as of January 2, 2016.
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
Management, including our CEO and our CFO, assessed the effectiveness of the Company's internal control over financial reporting (excluding Misfit as described above) as of January 2, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of January 2, 2016.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company's internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter ended January 2, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Fossil Group, Inc.
Richardson, Texas

We have audited the internal control over financial reporting of Fossil Group, Inc. and subsidiaries (the "Company") as of January 2, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Misfit, Inc., which was acquired on December 22, 2015 and whose financial statements constitute 11.0% of total assets and 0.1% of net sales of the consolidated financial statement amounts as of and for the year ended January 2, 2016. Accordingly, our audit did not include the internal control over financial reporting at Misfit, Inc. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended January 2, 2016 of the Company and our report dated February 29, 2016 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/s/ Deloitte & Touche LLP

Dallas, Texas
February 29, 2016

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
We have adopted a code of ethics that applies to all our directors and employees, including the principal executive officer, principal financial officer, principal accounting officer and controller. The full text of our Code of Conduct and Ethics is published on the Investors section of our website at www.fossilgroup.com. We intend to disclose any future amendments to certain provisions of the Code of Conduct and Ethics, or waivers of such provisions granted to executive officers and directors, on this website within five business days following the date of any such amendment or waiver.
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

February 29, 2016	FOSSIL GROUP, INC.
/s/ KOSTA N. KARTSOTIS
Kosta N. Kartsotis, Chairman of the Board of Directors and Chief Executive Officer
________________________________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ KOSTA N. KARTSOTIS	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 29, 2016
Kosta N. Kartsotis
/s/ DENNIS R. SECOR	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 29, 2016
Dennis R. Secor
/s/ ELAINE AGATHER	Director	February 29, 2016
Elaine Agather
/s/ JEFFREY N. BOYER	Director	February 29, 2016
Jeffrey N. Boyer
/s/ WILLIAM B. CHIASSON	Director	February 26, 2016
William B. Chiasson
/s/ MAURIA A. FINLEY	Director	February 29, 2016
Mauria A. Finley
/s/ DIANE NEAL	Director	February 29, 2016
Diane Neal
/s/ THOMAS M. NEALON	Director	February 29, 2016
Thomas M. Nealon
/s/ MARK D. QUICK	Director	February 29, 2016
Mark D. Quick
/s/ ELYSIA HOLT RAGUSA	Director	February 29, 2016
Elysia Holt Ragusa
/s/ JAL S. SHROFF	Director	February 29, 2016
Jal S. Shroff
/s/ JAMES E. SKINNER	Director	February 29, 2016
James E. Skinner
/s/ JAMES M. ZIMMERMAN	Director	February 29, 2016
James M. Zimmerman

SCHEDULE II
FOSSIL GROUP, INC. AND SUBSIDIARIES
VALUATIONS AND QUALIFYING ACCOUNTS
Fiscal Years 2013, 2014 and 2015
(in thousands)

		Additions	Deductions
Classification	Balance at Beginning of Period	Charged (Credited) to Operations	Actual Returns or Writeoffs	Balance at End of Period
Fiscal Year 2013:
Account receivable allowances:
Sales returns	$65,256	$116,777	$118,963	$63,070
Bad debts	$17,106	$(1,078)	$4,258	$11,770
Deferred tax asset valuation allowance	$5,763	$4,988	$204	$10,547
Fiscal Year 2014:
Account receivable allowances:
Sales returns	$63,070	$144,694	$139,557	$68,207
Bad debts	$11,770	$3,257	$3,187	$11,840
Deferred tax asset valuation allowance	$10,547	$(820)	$2,906	$6,821
Fiscal Year 2015:
Account receivable allowances:
Sales returns	$68,207	$136,067	$135,539	$68,735
Bad debts	$11,840	$6,307	$2,324	$15,823
Deferred tax asset valuation allowance	$6,821	$4,236	$200	$10,857

EXHIBIT INDEX

Exhibit Number		Description
2.1
Agreement and Plan of Merger, dated as of November 11, 2015, by and among Fossil Group, Inc., Charlie Acquisition Corp., Misfit, Inc., Fortis Advisors LLC, as securityholder representative, and, with respect to Article VIII, Article IX and Article X only, U.S. Bank National Association, as escrow agent (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 17, 2015)(Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company undertakes to furnish supplementally copies of any of the omitted schedules upon request made by the Securities and Exchange Commission).

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

10.14	(2)	Fossil Group, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 23, 2008).
10.15	(2)	Amendment Number One to the 2008 Long-Term Incentive Plan of Fossil Group, Inc. (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K filed on February 29, 2012).
10.16	(2)	Amendment Number Two to the 2008 Long-Term Incentive Plan of Fossil Group, Inc. (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K filed on February 29, 2012).

Exhibit Number		Description
10.17	(2)	Amendment Number Three to the Fossil Group, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2015).
10.18	(2)
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
Form of Performance Restricted Stock Unit Award under the Fossil Group, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2015).

10.20	(2)
Form of Revised Restricted Stock Unit Award Agreement under the Fossil Group, Inc. 2008 Long-Term Incentive Plan for Non-U.S. Participants (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 13, 2010).

10.21	(2)	Fossil Group, Inc. 2010 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 25, 2010).
10.22	(2)
Third Amended and Restated Fossil Group, Inc. and Affiliates Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 21, 2010).

10.23
Amended and Restated Credit Agreement, dated as of March 9, 2015, by and among Fossil Group, Inc., the lenders party thereto from time to time, Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents, and HSBC Bank USA, National Association, Compass Bank and Fifth Third Bank, as co-documentation agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 10, 2015)(The exhibits and schedules to the Amended & Restated Credit Agreement have not been filed herewith and will be provided to the Securities and Exchange Commission supplementally upon request).

10.24		Fossil Group, Inc. 1993 Savings and Retirement Plan (incorporated by reference to the Company's Registration Statement on Form S-1, SEC File No. 33-45357).
10.25
Master License Agreement dated as of August 30, 1994, by and between Fossil Group, Inc. and Fossil Partners, L.P. (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K filed on March 2, 2011).

10.26		Agreement of Limited Partnership of Fossil Partners, L.P. (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed on March 2, 2011).
10.27		Form of Executive Retirement Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 14, 2012).
10.28
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

10.31
First Amendment to the Stock Appreciation Rights Award Under the 2004 Long-Term Incentive Plan of Fossil Group, Inc. for Mark Quick, dated as of October 26, 2012 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on November 1, 2012).

10.32	(1)	Amendment to the Restricted Stock Unit Award Under the Fossil Group, Inc. 2008 Long-Term Incentive Plan.
10.33	(1)	Amendment to the Stock Appreciation Rights Award Under the Fossil Group, Inc. 2008 Long-Term Incentive Plan.
10.34	(1)	Amendment to the Restricted Stock Unit Award Under the Fossil Group, Inc. 2008 Long-Term Incentive Plan for Performance Grants.
10.35	(1)	Restricted Stock Unit Award Under the Fossil Group, Inc. 2016 Long-Term Incentive Plan.
10.36	(1)	Stock Appreciation Rights Award Under the Fossil Group, Inc. 2016 Long-Term Incentive Plan.

Exhibit Number		Description
10.37	(1)	Restricted Stock Unit Award Under the Fossil Group, Inc. 2016 Long-Term Incentive Plan for Performance Grants.
21.1	(1)	Subsidiaries of Fossil Group, Inc.
23.1	(1)	Consent of Independent Registered Public Accounting Firm.
31.1	(1)	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	(1)	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	(3)	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	(3)	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	(1)	XBRL Instance Document.
101.SCH	(1)	XBRL Taxonomy Extension Schema Document.
101.DEF	(1)	XBRL Taxonomy Extension Definition Link Document.
101.CAL	(1)	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	(1)	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	(1)	XBRL Taxonomy Extension Presentation Linkbase Document.
___________________________________________________________________________

(1)	Filed herewith.

(2)	Management contract or compensatory plan or arrangement.

(3)	Furnished herewith.