Form 10-Q
period 2016-04-02
Fossil Group, Inc.
filed 2016-05-12
CIK 883569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 2, 2016

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

The number of shares of the registrant’s common stock outstanding as of May 5, 2016: 48,111,204

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
IN THOUSANDS

	April 2, 2016	January 2, 2016
Assets
Current assets:
Cash and cash equivalents	$306,750	$289,275
Accounts receivable - net of allowances of $74,122 and $84,558, respectively	236,792	370,761
Inventories	630,004	625,344
Prepaid expenses and other current assets	166,956	157,290
Total current assets	1,340,502	1,442,670
Property, plant and equipment - net of accumulated depreciation of $420,496 and $398,068, respectively	332,367	326,370
Goodwill	362,657	359,394
Intangible and other assets-net	224,738	227,227
Total long-term assets	919,762	912,991
Total assets	$2,260,264	$2,355,661
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$159,852	$208,083
Short-term and current portion of long-term debt	23,288	23,159
Accrued expenses:
Compensation	58,490	61,496
Royalties	13,460	38,359
Co-op advertising	16,105	28,918
Transaction taxes	15,941	44,425
Other	82,956	76,592
Income taxes payable	2,805	8,497
Total current liabilities	372,897	489,529
Long-term income taxes payable	20,861	20,634
Deferred income tax liabilities	68,437	75,165
Long-term debt	799,939	785,076
Other long-term liabilities	53,697	52,714
Total long-term liabilities	942,934	933,589
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, 48,127 and 48,125 shares issued and outstanding at April 2, 2016 and January 2, 2016, respectively	481	481
Additional paid-in capital	192,183	187,456
Retained earnings	815,558	813,957
Accumulated other comprehensive income (loss)	(72,003)	(80,506)
Total Fossil Group, Inc. stockholders’ equity	936,219	921,388
Noncontrolling interest	8,214	11,155
Total stockholders’ equity	944,433	932,543
Total liabilities and stockholders’ equity	$2,260,264	$2,355,661

See notes to the condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
UNAUDITED
IN THOUSANDS, EXCEPT PER SHARE DATA

	For the 13 Weeks Ended April 2, 2016	For the 13 Weeks Ended April 4, 2015
Net sales	$659,847	$725,085
Cost of sales	311,510	324,361
Gross profit	348,337	400,724
Operating expenses:
Selling, general and administrative expenses	333,933	332,482
Restructuring charges	—	12,088
Total operating expenses	333,933	344,570
Operating income	14,404	56,154
Interest expense	5,999	4,178
Other income (expense) - net	2,270	7,186
Income before income taxes	10,675	59,162
Provision for income taxes	3,279	18,524
Net income	7,396	40,638
Less: Net income attributable to noncontrolling interest	1,603	2,568
Net income attributable to Fossil Group, Inc.	$5,793	$38,070
Other comprehensive income (loss), net of taxes:
Currency translation adjustment	$17,221	$(33,506)
Cash flow hedges - net change	(10,432)	61
Pension plan activity	1,714	—
Total other comprehensive income (loss)	8,503	(33,445)
Total comprehensive income	15,899	7,193
Less: Comprehensive income attributable to noncontrolling interest	1,603	2,568
Comprehensive income attributable to Fossil Group, Inc.	$14,296	$4,625
Earnings per share:
Basic	$0.12	$0.76
Diluted	$0.12	$0.75
Weighted average common shares outstanding:
Basic	48,132	50,294
Diluted	48,256	50,467

See notes to the condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
IN THOUSANDS

	For the 13 Weeks Ended April 2, 2016	For the 13 Weeks Ended April 4, 2015
Operating Activities:
Net income	$7,396	$40,638
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	24,765	22,113
Stock-based compensation	7,297	4,346
Decrease in allowance for returns-net of inventory in transit	(7,792)	(869)
Loss on disposal of assets	421	2,202
Impairment losses	—	1,270
Decrease in allowance for doubtful accounts	(2,950)	(1,320)
Excess tax benefits from stock-based compensation	(5)	(354)
Deferred income taxes and other	280	247
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	149,673	158,594
Inventories	7,861	(49,087)
Prepaid expenses and other current assets	(17,490)	(30,391)
Accounts payable	(51,469)	(5,718)
Accrued expenses	(76,472)	(50,900)
Income taxes payable	(6,981)	(5,801)
Net cash provided by operating activities	34,534	84,970
Investing Activities:
Additions to property, plant and equipment	(19,670)	(16,860)
Decrease (increase) in intangible and other assets	607	(1,402)
Skagen Designs arbitration settlement	—	5,968
Business acquisitions-net of cash acquired	—	(4,970)
Net cash used in investing activities	(19,063)	(17,264)
Financing Activities:
Acquisition of common stock	(5,548)	(116,047)
Distribution of noncontrolling interest earnings and other	(4,544)	(5,056)
Excess tax benefits from stock-based compensation	5	354
Debt borrowings	207,900	1,070,363
Debt payments	(193,495)	(1,055,584)
Proceeds from exercise of stock options	57	444
Net cash provided by (used in) financing activities	4,375	(105,526)
Effect of exchange rate changes on cash and cash equivalents	(2,371)	(1,598)
Net increase (decrease) in cash and cash equivalents	17,475	(39,418)
Cash and cash equivalents:
Beginning of period	289,275	276,261
End of period	$306,750	$236,843

See notes to the condensed consolidated financial statements.

FOSSIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1. FINANCIAL STATEMENT POLICIES
Basis of Presentation. The condensed consolidated financial statements include the accounts of Fossil Group, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”).
The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of April 2, 2016, and the results of operations for the thirteen-week periods ended April 2, 2016 (“First Quarter”) and April 4, 2015 (“Prior Year Quarter”), respectively. All adjustments are of a normal, recurring nature.
These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K filed by the Company pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the fiscal year ended January 2, 2016 (the “2015 Form 10-K”). Operating results for the First Quarter are not necessarily indicative of the results to be achieved for the full fiscal year.
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods reported. Actual results could differ from those estimates. The Company has not made any changes in its significant accounting policies from those disclosed in the 2015 Form 10-K.
Business. The Company is a global design, marketing and distribution company that specializes in consumer fashion accessories. Its principal offerings include an extensive line of men's and women's fashion watches and jewelry, handbags, small leather goods, belts and sunglasses. In the watch and jewelry product categories, the Company has a diverse portfolio of globally recognized owned and licensed brand names under which its products are marketed. The Company's products are distributed globally through various distribution channels, including wholesale in countries where it has a physical presence, direct to the consumer through its retail stores and commercial websites and through third-party distributors in countries where the Company does not maintain a physical presence. The Company's products are offered at varying price points to meet the needs of its customers, whether they are value-conscious or luxury oriented. Based on its extensive range of accessory products, brands, distribution channels and price points, the Company is able to target style-conscious consumers across a wide age spectrum on a global basis.
Hedging Instruments. The Company is exposed to certain market risks relating to foreign exchange rates and interest rates. The Company actively monitors and attempts to manage these exposures using derivative instruments including foreign exchange forward contracts ("forward contracts") and interest rate swaps. The Company’s foreign subsidiaries periodically enter into forward contracts to hedge the future payment of intercompany inventory transactions denominated in U.S. dollars. Additionally, during the First Quarter, the Company entered into forward contracts to manage fluctuations in Japanese yen exchange rates that will be used to settle future third-party inventory component purchases by a U.S. dollar functional currency subsidiary. If the Company was to settle its euro, British pound, Canadian dollar, Japanese yen, Mexican peso, Australian dollar and U.S dollar forward contracts as of April 2, 2016, the result would have been a net loss of approximately $3.3 million, net of taxes. This unrealized loss is recognized in other comprehensive income (loss), net of taxes on the Company's consolidated statements of income and comprehensive income. Additionally, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the cash flows being hedged, any changes in fair value relating to the ineffective portion of these contracts would be recognized in other income (expense)-net on the Company's consolidated statements of income and comprehensive income. Also, the Company has entered into interest rate swap agreements to effectively convert portions of its variable rate debt obligations to fixed rates. Changes in the fair value of the interest rate swaps are recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity (loss), and are recognized in interest expense in the period in which the payment is settled. To reduce exposure to changes in currency exchange rates adversely affecting the Company’s investment in foreign currency-denominated subsidiaries, the Company periodically enters into forward contracts designated as net investment hedges. Both realized and unrealized gains and losses from net investment hedges are recognized in the cumulative translation adjustment component of other comprehensive income (loss), and will be reclassified into earnings in the event the Company's underlying investments are liquidated or disposed. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. See “Note 10—Derivatives and Risk Management” for additional disclosures about the Company’s use of derivatives.

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
The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS (in thousands, except per share data):

	For the 13 Weeks Ended April 2, 2016	For the 13 Weeks Ended April 4, 2015
Numerator:
Net income attributable to Fossil Group, Inc.	$5,793	$38,070
Denominator:
Basic EPS computation:
Basic weighted average common shares outstanding	48,132	50,294
Basic EPS	$0.12	$0.76
Diluted EPS computation:
Basic weighted average common shares outstanding	48,132	50,294
Effect of stock options, stock appreciation rights, restricted stock units and performance restricted stock units	124	173
Diluted weighted average common shares outstanding	48,256	50,467
Diluted EPS	$0.12	$0.75
Approximately 1.4 million and 0.4 million weighted shares issuable under stock-based awards were not included in the diluted EPS calculation at the end of the First Quarter and Prior Year Quarter, respectively, because they were antidilutive. Approximately 1.1 million weighted performance shares were not included in the diluted EPS calculation as the performance targets were not met as of the First Quarter.
Recently Issued Accounting Standards. In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for annual periods, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The Company is still evaluating the effect of adopting ASU 2016-09.
In March 2016, the FASB issued ASU 2016-04, Liabilities—Extinguishments of Liabilities (Subtopic 405-20)- Recognition of Breakage for Certain Prepaid Stored-Value Products (“ASU 2016-04”). ASU 2016-04 entitles a company to derecognize amounts related to expected breakage to the extent that it is probable a significant reversal of the recognized breakage amount will not subsequently occur. ASU 2016-04 is effective for annual periods, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. The Company is still evaluating the effect of adopting ASU 2016-04.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842):Amendments to the FASB Accounting Standards Codification® (“ASU 2016-02”), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and modifies accounting, presentation and disclosure for both lessors and lessees. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. ASU 2016-02 is effective for annual periods, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is still evaluating the effect of adopting ASU 2016-02.

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
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), to provide guidance on management’s responsibility to perform interim and annual assessments of an entity’s ability to continue as a going concern and to provide related disclosure. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. This standard will not have a material impact on the Company’s consolidated results of operations or financial position.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), deferring the effective date of ASU 2014-09. The new revenue standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and allows either a full retrospective adoption to all periods presented or a modified retrospective adoption approach with the cumulative effect of initial application of the revised guidance recognized at the date of initial application. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”). ASU 2016-08 is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing ("ASU 2016-10"). ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. Early adoption is permitted for periods beginning after December 15, 2016. The Company is evaluating the effect of adopting ASU 2014-09.
Recently Adopted Accounting Standards. In accordance with U.S. GAAP, the following provisions, which had no material impact on the Company’s financial position, results of operations or cash flows, were adopted effective the first quarter of fiscal year 2016:
•ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis

•	ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period

2. ACQUISITIONS AND GOODWILL
Fossil Spain Acquisition.    On August 10, 2012, the Company’s joint venture company, Fossil, S.L. (“Fossil Spain”), entered into a Framework Agreement (the “Framework Agreement”) with several related and unrelated parties, including General De Relojeria, S.A. (“General De Relojeria”), the Company’s joint venture partner. Pursuant to the Framework Agreement, Fossil Spain was granted the right to acquire the outstanding 50% of its shares owned by General De Relojeria upon the expiration of the joint venture agreement on December 31, 2015. The Company plans to complete the acquisition of these shares in the second quarter of fiscal year 2016 at which time Fossil Spain will become a wholly-owned subsidiary of the Company. As of January 1, 2013, pursuant to the Framework Agreement, the Company assumed control over the board of directors and the day-to-day management of Fossil Spain, and began consolidating Fossil Spain, instead of treating it as an equity method investment.
The purchase price for the shares has a fixed and variable component which will be settled in the second quarter of fiscal year 2016. The fixed portion was based on 50% of the net book value of Fossil Spain as of December 31, 2012. The present value of the remaining fixed portion was measured at 4.3 million euros (approximately $4.9 million) as of April 2, 2016. The present value of the remaining variable component was based on Fossil Spain’s earnings for fiscal year 2015 and was measured at 3.5 million euros (approximately $4.0 million) as of April 2, 2016. Both the fixed and variable component of the remaining consideration were recorded in accrued expenses-other, in the consolidated balance sheets at April 2, 2016. See Note 11—Fair Value Measurements for additional information about the contingent consideration liability for Fossil Spain.

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
The purchase price was $215.4 million in cash, net of cash acquired and subject to working capital adjustments, and $1.7 million in replacement awards attributable to precombination service. To fund the cash purchase price, the Company utilized cash on hand and approximately $60 million of availability under its $1.05 billion revolving line of credit. The results of Misfit's operations have been included in the Company’s consolidated financial statements since December 22, 2015.
Assets acquired and liabilities assumed in the transaction were recorded at their acquisition date fair values, while transaction costs of $8.4 million associated with the acquisition were expensed as incurred during the fourth quarter of fiscal year 2015. Because the total purchase price exceeded the fair values of the tangible and intangible assets acquired, goodwill was recorded equal to the difference. The element of goodwill that is not separable into identifiable intangible assets represents expected synergies. The following table summarizes the allocation of the purchase price to the preliminary estimated fair value of the assets acquired and the liabilities assumed as of December 22, 2015, the effective date of the acquisition (in thousands):

Cash paid, net of cash acquired		$215,370
Replacement awards attributable to precombination service		1,709
Total transaction consideration		$217,079

Inventories		$13,565
Prepaid expenses and other current assets		25
Property, plant and equipment and other long-term assets		1,190
Goodwill		164,866
Amortizing Intangibles:	Useful Lives
Trade name	6 yrs.	15,700
Customer lists	5 yrs.	10,800
Developed technology	7 yrs.	36,100
Noncompete agreements	3 yrs.	700
Current liabilities		(14,019)
Long-term liabilities		(11,848)
Total net assets acquired		$217,079
The amounts shown above may change in the near term as management continues to assess the fair value of acquired assets and liabilities. A change in this valuation may also impact the income tax related accounts and goodwill. The goodwill recognized from the acquisition has an indefinite useful life and will be included in the Company’s annual impairment testing.
Goodwill. The changes in the carrying amount of goodwill were as follows (in thousands):

	Americas	Europe	Asia	Total
Balance at January 2, 2016	$283,598	$63,981	$11,815	$359,394
Segment allocation and acquisition adjustments (1)	(79,816)	48,826	31,451	461
Currency	(3)	2,782	23	2,802
Balance at April 2, 2016	$203,779	$115,589	$43,289	$362,657
__________________________________________________________________________________
(1) All goodwill resulting from the Misfit acquisition was recorded in the Americas segment as of January 2, 2016, on a preliminary basis. This line item includes an allocation of the goodwill across reporting segments and also purchase accounting adjustments made during the First Quarter.

3. INVENTORIES
Inventories consisted of the following (in thousands):

	April 2, 2016	January 2, 2016
Components and parts	$60,129	$49,539
Work-in-process	9,757	12,213
Finished goods	560,118	563,592
Inventories	$630,004	$625,344

4. WARRANTY LIABILITIES
The Company’s warranty liability is recorded in accrued expenses-other in the Company’s condensed consolidated balance sheets. Warranty liability activity consisted of the following (in thousands):

	For the 13 Weeks Ended April 2, 2016	For the 13 Weeks Ended April 4, 2015
Beginning balance	$13,669	$13,500
Settlements in cash or kind	(2,743)	(2,102)
Warranties issued and adjustments to preexisting warranties (1)	2,462	2,016
Liabilities assumed in acquisition	—	44
Ending balance	$13,388	$13,458
_______________________________________________
(1) Changes in cost estimates related to preexisting warranties are aggregated with accruals for new standard warranties issued and foreign currency changes.

5. INCOME TAXES
The Company’s income tax expense and related effective rate were as follows (in thousands, except percentage data):

	For the 13 Weeks Ended April 2, 2016	For the 13 Weeks Ended April 4, 2015
Income tax expense	$3,279	$18,524
Income tax rate	30.7%	31.3%

The lower effective tax rate in the First Quarter, as compared to the Prior Year Quarter, was primarily due to a higher portion of income derived from foreign sources taxed at lower effective tax rates.
As of April 2, 2016, the total amount of unrecognized tax benefits, excluding interest and penalties, was $22.8 million, of which $19.8 million would favorably impact the effective tax rate in future periods, if recognized. The Company is subject to examinations in various state and foreign jurisdictions for its 2009-2014 tax years, none of which the Company believes are significant, individually or in the aggregate. Tax audit outcomes and timing of tax audit settlements are subject to significant uncertainty.
The Company has classified uncertain tax positions as long-term income taxes payable, unless such amounts are expected to be paid within twelve months of the condensed consolidated balance sheet date. As of April 2, 2016, the Company had recorded $0.8 million of unrecognized tax benefits, excluding interest and penalties, for positions that are expected to be settled within the next twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes receivable/payable. At April 2, 2016, the total amount of accrued income tax-related interest and penalties included in the condensed consolidated balance sheet was $2.3 million and $1.8 million, respectively. For the First Quarter, the Company accrued income tax-related interest expense of $0.2 million.

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
During the First Quarter, the Company effectively retired 0.1 million shares of common stock repurchased under its repurchase programs. The effective retirement of repurchased common stock decreased common stock by approximately $0.9 thousand, additional paid-in capital by $0.2 million, retained earnings by $4.2 million and treasury stock by $4.4 million. At January 2, 2016 and April 2, 2016, all treasury stock had been effectively retired. As of April 2, 2016, the Company had $825.0 million of repurchase authorizations remaining under its combined repurchase programs.
The following tables reflect the Company’s common stock repurchase activity for the periods indicated (in millions):

			For the 13 Weeks Ended April 2, 2016		For the 13 Weeks Ended April 4, 2015
Fiscal Year Authorized	Dollar Value Authorized	Termination Date	Number of Shares Repurchased	Dollar Value Repurchased	Number of Shares Repurchased	Dollar Value Repurchased
2014	$1,000.0	December 2018	0.1	$4.4	1.0	$85.7
2012	$1,000.0	December 2016 (1)	—	$—	0.3	$28.8
2010	$30.0	None	—	$—	—	$—
__________________________________________________________________________________
(1) In the first quarter of fiscal year 2015, the Company completed this repurchase plan.
Controlling and Noncontrolling Interest. The following tables summarize the changes in equity attributable to controlling and noncontrolling interest (in thousands):

	Fossil Group, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance at January 2, 2016	$921,388	$11,155	$932,543
Net income	5,793	1,603	7,396
Currency translation adjustment	17,221	—	17,221
Cash flow hedges - net change	(10,432)	—	(10,432)
Pension plan activity	1,714	—	1,714
Common stock issued upon exercise of stock options	57	—	57
Tax expense derived from stock-based compensation	(1,271)	—	(1,271)
Distribution of noncontrolling interest earnings	—	(4,544)	(4,544)
Acquisition of common stock	(5,548)	—	(5,548)
Stock-based compensation expense	7,297	—	7,297
Balance at April 2, 2016	$936,219	$8,214	$944,433

	Fossil Group, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance at January 3, 2015	$977,860	$5,941	$983,801
Net income	38,070	2,568	40,638
Currency translation adjustment	(33,506)	—	(33,506)
Cash flow hedges - net change	61	—	61
Common stock issued upon exercise of stock options	444	—	444
Tax expense derived from stock-based compensation	(306)	—	(306)
Distribution of noncontrolling interest earnings and other	—	(5,056)	(5,056)
Business acquisition	—	5,886	5,886
Acquisition of common stock	(116,047)	—	(116,047)
Stock-based compensation expense	4,346	—	4,346
Balance at April 4, 2015	$870,922	$9,339	$880,261

7. EMPLOYEE BENEFIT PLANS
Stock-Based Compensation Plans. The following table summarizes stock options and stock appreciation rights activity during the First Quarter:

Stock Options and Stock Appreciation Rights	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in Thousands)		(in Years)	(in Thousands)
Outstanding at January 2, 2016	2,028	$52.80	8.7	$2,095
Granted	226	46.90
Exercised	(9)	26.35		181
Forfeited or expired	(31)	87.62
Outstanding at April 2, 2016	2,214	51.82	6.9	10,828
Exercisable at April 2, 2016	545	$84.57	4.6	$2,193

The aggregate intrinsic value shown in the table above is before income taxes and is based on (i) the exercise price for outstanding and exercisable options/rights at April 2, 2016 and (ii) the fair market value of the Company’s common stock on the exercise date for options/rights that were exercised during the First Quarter.
Stock Options and Stock Appreciation Rights Outstanding and Exercisable. The following tables summarize information with respect to stock options and stock appreciation rights outstanding and exercisable at April 2, 2016:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Number of Shares	Weighted- Average Exercise Price
	(in Thousands)		(in Years)	(in Thousands)
$13.65 - $29.78	41	$14.40	2.9	41	$14.40
$30.71 - $47.99	91	36.29	2.8	91	36.29
$55.04 - $83.83	93	80.81	5.0	93	80.81
$95.91 - $131.46	150	127.97	5.7	150	127.97
Total	375	$81.65	4.5	375	$81.65

Stock Appreciation Rights Outstanding				Stock Appreciation Rights Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Number of Shares	Weighted- Average Exercise Price
	(in Thousands)		(in Years)	(in Thousands)
$13.65 - $29.78	26	$21.97	4.5	13	$13.65
$30.71 - $47.99	1,560	38.27	7.7	9	38.40
$55.04 - $83.83	143	79.05	6.4	62	80.44
$95.91 - $131.46	110	114.31	5.2	86	115.42
Total	1,839	$45.75	7.4	170	$90.99

Restricted Stock, Restricted Stock Units and Performance Restricted Stock Units. The following table summarizes restricted stock, restricted stock unit and performance restricted stock unit activity during the First Quarter:

Restricted Stock, Restricted Stock Units and Performance Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in Thousands)
Nonvested at January 2, 2016	1,208	$53.87
Granted	15	31.68
Vested	(135)	93.51
Forfeited	(25)	74.31
Nonvested at April 2, 2016	1,063	$47.98

The total fair value of restricted stock and restricted stock units vested during the First Quarter was approximately $6.4 million. Vesting of performance restricted stock units is based on achievement of sales growth and operating margin targets in relation to the performance of a certain identified peer group.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables illustrate changes in the balances of each component of accumulated other comprehensive income (loss), net of taxes (in thousands):

	For the 13 Weeks Ended April 2, 2016
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Interest Rate Swaps	Pension Plan	Total
Beginning balance	$(81,707)	$8,114	$(693)	$(6,220)	$(80,506)
Other comprehensive income (loss) before reclassifications	17,221	(9,997)	(1,669)	2,010	7,565
Tax (expense) benefit	—	4,614	608	(296)	4,926
Amounts reclassed from accumulated other comprehensive income	—	6,339	(467)	—	5,872
Tax (expense) benefit	—	(2,054)	170	—	(1,884)
Total other comprehensive income (loss)	17,221	(9,668)	(764)	1,714	8,503
Ending balance	$(64,486)	$(1,554)	$(1,457)	$(4,506)	$(72,003)

	For the 13 Weeks Ended April 4, 2015
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Interest Rate Swap	Pension Plan	Total
Beginning balance	$(27,241)	$14,980	$(502)	$(3,647)	$(16,410)
Other comprehensive income (loss) before reclassifications	(33,506)	18,760	(7,406)	—	(22,152)
Tax (expense) benefit	—	(6,217)	2,699	—	(3,518)
Amounts reclassed from accumulated other comprehensive income	—	12,439	(681)	—	11,758
Tax (expense) benefit	—	(4,231)	248	—	(3,983)
Total other comprehensive income (loss)	(33,506)	4,335	(4,274)	—	(33,445)
Ending balance	$(60,747)	$19,315	$(4,776)	$(3,647)	$(49,855)

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
The Company evaluates the performance of its reportable segments based on net sales and operating income. Net sales for geographic segments are based on the location of the selling entity. Operating income for each segment includes net sales to third parties, related cost of sales and operating expenses directly attributable to the segment. Global strategic initiatives such as brand building and omni channel activities and general corporate expenses, including certain administrative, legal, accounting, technology support costs, equity compensation costs, payroll costs attributable to executive management, brand management, product development, art, creative/product design, marketing, strategy, compliance and back office supply chain expenses are not allocated to the various segments because they are managed at the corporate level internally. The Company does not include intercompany transfers between segments for management reporting purposes.
Summary information by operating segment was as follows (in thousands):

	For the 13 Weeks Ended April 2, 2016		For the 13 Weeks Ended April 4, 2015
	Net Sales	Operating Income	Net Sales	Operating Income
Americas	$335,809	$59,597	$366,596	$76,722
Europe	210,001	28,511	234,256	33,302
Asia	114,037	17,928	124,233	24,308
Corporate		(91,632)		(78,178)
Consolidated	$659,847	$14,404	$725,085	$56,154

The following tables reflect net sales for each class of similar products in the periods presented (in thousands, except percentage data):

	For the 13 Weeks Ended April 2, 2016		For the 13 Weeks Ended April 4, 2015
	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches	$496,483	75.2%	$551,857	76.1%
Leathers	92,505	14.0	92,926	12.8
Jewelry	54,721	8.3	62,987	8.7
Other	16,138	2.5	17,315	2.4
Total	$659,847	100.0%	$725,085	100.0%

10. DERIVATIVES AND RISK MANAGEMENT
Cash Flow Hedges. The primary risks managed by using derivative instruments are the fluctuations in global currencies that will ultimately be used by non-U.S. dollar functional currency subsidiaries to settle future payments of intercompany inventory transactions denominated in U.S. dollars. Specifically, the Company projects future intercompany purchases by its non-U.S. dollar functional currency subsidiaries generally over a period of up to 24 months. The Company enters into forward contracts, generally for up to 85% of the forecasted purchases, to manage fluctuations in global currencies that will ultimately be used to settle such U.S. dollar denominated inventory purchases. Additionally, during the First Quarter, the Company entered into forward contracts to manage fluctuations in Japanese yen exchange rates that will be used to settle future third-party inventory component purchases by a U.S. dollar functional currency subsidiary. Forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon settlement date and exchange rate. These forward contracts are designated as single cash flow hedges. Fluctuations in exchange rates will either increase or decrease the Company’s U.S. dollar equivalent cash flows from these inventory transactions, which will affect the Company’s U.S. dollar earnings. Gains or losses on the forward contracts are expected to offset these fluctuations to the extent the cash flows are hedged by the forward contracts.
These forward contracts meet the criteria for hedge accounting, which requires that they represent foreign currency-denominated forecasted transactions in which (i) the operating unit that has the foreign currency exposure is a party to the hedging instrument and (ii) the hedged transaction is denominated in a currency other than the hedging unit’s functional currency.
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
As of April 2, 2016, the Company had the following outstanding forward contracts designated as cash flow hedges that were entered into to hedge the future payments of inventory transactions (in millions):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Euro	236.4	U.S. dollar	267.0
British pound	48.3	U.S. dollar	72.9
Canadian dollar	75.0	U.S. dollar	56.5
Japanese yen	3,796.4	U.S. dollar	32.3
Mexican peso	305.9	U.S. dollar	17.3
Australian dollar	18.0	U.S. dollar	13.0
U.S. dollar	20.4	Japanese yen	2,267
The Company is also exposed to interest rate risk related to its outstanding debt. To manage the interest rate risk related to its $231.3 million U.S.-based term loan (as amended and restated on March 9, 2015 the "Term Loan”), the Company entered into an interest rate swap agreement on July 26, 2013 with a term of approximately five years. The objective of this hedge is to offset the variability of future payments associated with interest rates on the Term Loan. The interest rate swap agreement hedges the 1-month London Interbank Offer Rate ("LIBOR") based variable rate debt obligations under the Term Loan. Under the terms of the swap, the Company pays a fixed interest rate of 1.288% per annum to the swap counterparty plus the LIBOR rate applicable margin (which varies based upon the Company’s consolidated leverage ratio (the “Ratio”) from 1.25% if the Ratio is less than 1.00 to 1.00, to 2.00% if the Ratio is greater than or equal to 2.00 to 1.00). The notional amount amortizes over the remaining life of the Term Loan to coincide with repayments on the underlying loan. The Company receives interest from the swap counterparty at a variable rate based on 1-month LIBOR. This hedge is designated as a cash flow hedge.
Additionally, to manage interest rate risk related to forecasted debt issuances, the Company entered into a forward starting interest rate swap agreement on March 20, 2015 with a term of approximately 10 years. The objective of this hedge was to offset the variability of future interest payments associated with forecasted debt issuances. The forecasted debt issuances did not occur, and in the second quarter of fiscal year 2015, the Company entered into an agreement to offset and unwind the forward starting interest rate swap.
Net Investment Hedges. The Company is also exposed to risk that adverse changes in foreign currency exchange rates could impact its net investment in foreign operations. During the First Quarter, the Company entered into a forward contract designated as a net investment hedge to reduce exposure to changes in currency exchange rates on 45.0 million euros of its total investment in a wholly-owned, euro-denominated foreign subsidiary.
The effective portion of derivatives designated as net investment hedges are recorded at fair value at each balance sheet date and the change in fair value is recorded in the cumulative translation adjustment component of other comprehensive income (loss) in the Company’s condensed consolidated statements of income and comprehensive income. The Company uses the hypothetical derivative method to assess the ineffectiveness of net investment hedges. Should any portion of a net investment hedge become ineffective, the ineffective portion will be reclassified to other income (expense)-net on the Company’s condensed consolidated statements of income and comprehensive income. Gains and losses reported in accumulated other comprehensive income (loss) will not be reclassified into earnings until the Company’s underlying investment is liquidated or dissolved.
Non-designated Hedges. The Company also periodically enters into forward contracts to manage exchange rate risks associated with certain intercompany transactions and for which the Company does not elect hedge accounting treatment. As of April 2, 2016, the Company had non-designated forward contracts of approximately $2.2 million on 35.0 million rand associated with a South African rand-denominated foreign subsidiary. Changes in the fair value of derivatives, not designated as hedging instruments, are recognized in earnings when they occur.
As of January 2, 2016, the Company had non-designated forward contracts of approximately $2.0 million on 2.0 million Swiss francs and $4.5 million on 3.0 million British pounds associated with foreign subsidiaries denominated in Swiss francs and British pounds, respectively. These non-designated hedges were settled in the First Quarter resulting in a loss of approximately $64,000 that was recognized in earnings.

The effective portion of gains and losses on cash flow hedges that were recognized in other comprehensive income (loss), net of taxes during the First Quarter and Prior Year Quarter are set forth below (in thousands):

	For the 13 Weeks Ended April 2, 2016	For the 13 Weeks Ended April 4, 2015
Cash flow hedges:
Forward contracts	$(5,383)	$12,543
Interest rate swaps	(1,061)	(4,707)
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$(6,444)	$7,836
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

Derivative Instruments	Condensed Consolidated Statements of Income and Comprehensive Income Location	Effect of Derivative Instruments	For the 13 Weeks Ended April 2, 2016	For the 13 Weeks Ended April 4, 2015
Forward contracts designated as cash flow hedging instruments	Other income (expense)-net	Total gain (loss) reclassified from other comprehensive income (loss)	$4,285	$8,208
Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$(231)	$89
Interest rate swap designated as a cash flow hedging instrument	Interest expense	Total gain (loss) reclassified from other comprehensive income (loss)	$(297)	$(433)
The following table discloses the fair value amounts for the Company’s derivative instruments as separate asset and liability values, presents the fair value of derivative instruments on a gross basis, and identifies the line items in the condensed consolidated balance sheets in which the fair value amounts for these categories of derivative instruments are included (in thousands):

	Asset Derivatives				Liability Derivatives
	April 2, 2016		January 2, 2016		April 2, 2016		January 2, 2016
Derivative Instruments	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value
Forward contracts designated as cash flow hedging instruments	Prepaid expenses and other current assets	$4,827	Prepaid expenses and other current assets	$13,184	Accrued expenses- other	$7,770	Accrued expenses- other	$477
Forward contracts not designated as cash flow hedging instruments	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	167	Accrued expenses- other	158	Accrued expenses- other	71
Forward contracts designated as net investment hedges	Prepaid expenses and other current assets	7	Prepaid expenses and other current assets	—	Accrued expenses- other	—	Accrued expenses- other	—
Interest rate swap designated as a cash flow hedging instrument	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	—	Accrued expenses- other	1,443	Accrued expenses- other	1,273
Forward contracts designated as cash flow hedging instruments	Intangible and other assets-net	974	Intangible and other assets-net	2,785	Other long-term liabilities	2,973	Other long-term liabilities	250
Interest rate swap designated as a cash flow hedging instrument	Intangible and other assets-net	—	Intangible and other assets-net	311	Other long-term liabilities	849	Other long-term liabilities	128
Total		$5,808		$16,447		$13,193		$2,199

At the end of the First Quarter, the Company had forward contracts designated as cash flow hedges with maturities extending through March 2018. As of April 2, 2016, an estimated net loss of $2.0 million is expected to be reclassified into earnings within the next twelve months at prevailing foreign currency exchange rates. See “Note 1—Financial Statement Policies” for additional disclosures on foreign currency hedging instruments.

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
Accounting Standards Codification ("ASC") 820, Fair Value Measurement and Disclosures (“ASC 820”), establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:
•Level 1 — Quoted prices in active markets for identical assets or liabilities.
•Level 2 — Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.
•Level 3 — Unobservable inputs based on the Company’s assumptions.
ASC 820 requires the use of observable market data if such data is available without undue cost and effort.
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of April 2, 2016 (in thousands):

	Fair Value at April 2, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Forward contracts	$—	$5,801	$—	$5,801
Deferred compensation plan assets:
Investment in publicly traded mutual funds	2,288	—	—	2,288
Net investment hedges	—	7	—	7
Total	$2,288	$5,808	$—	$8,096
Liabilities:
Contingent consideration	$—	$—	$3,985	$3,985
Forward contracts	—	10,901	—	10,901
Interest rate swap	—	2,292	—	2,292
Total	$—	$13,193	$3,985	$17,178
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of January 2, 2016 (in thousands):

	Fair Value at January 2, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Forward contracts	$—	$16,136	$—	$16,136
Deferred compensation plan assets:
Investment in publicly traded mutual funds	2,406	—	—	2,406
Interest rate swap	—	311	—	311
Total	$2,406	$16,447	$—	$18,853
Liabilities:
Contingent consideration	$—	$—	$3,643	$3,643
Forward contracts	—	798	—	798
Interest rate swap	—	1,401	—	1,401
Total	$—	$2,199	$3,643	$5,842
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
The Company has evaluated its short-term and long-term debt as of April 2, 2016 and January 2, 2016 and believes, based on the interest rates, related terms and maturities, that the fair values of such instruments approximated their carrying amounts. As of April 2, 2016 and January 2, 2016, the carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated their fair values due to the short-term maturities of these accounts.
The fair value of the contingent consideration liability related to the acquisition of the Fossil Spain was determined using Level 3 inputs. See "Note 2—Acquisitions and Goodwill" for additional disclosures about the acquisition. The contingent consideration recorded as of April 2, 2016 is based on Fossil Spain’s earnings for fiscal year 2015. The contingent consideration for calendar year 2015 will be paid upon the execution of the purchase agreement during the second quarter of fiscal year 2016. The contingent consideration liability for calendar year 2015 is valued at the maximum annual variable price of 3.5 million euros (approximately $4.0 million).

12. INTANGIBLE AND OTHER ASSETS

The following table summarizes intangible and other assets (in thousands):

		April 2, 2016		January 2, 2016
	Useful	Gross	Accumulated	Gross	Accumulated
At Fiscal Year End	Lives	Amount	Amortization	Amount	Amortization
Intangibles-subject to amortization:
Trademarks	10 yrs.	$4,175	$3,255	$4,175	$3,195
Customer lists	5-10 yrs.	54,383	22,785	53,825	21,001
Patents	3-20 yrs.	2,273	2,073	2,273	2,064
Noncompete agreement	3-6 yrs.	2,533	1,280	2,515	1,134
Developed technology	7 yrs.	36,100	1,289	36,100	—
Trade name	6 yrs.	15,700	654	15,700	—
Other	7-20 yrs.	267	214	256	206
Total intangibles-subject to amortization		115,431	31,550	114,844	27,600
Intangibles-not subject to amortization:
Trade names		74,510		74,493
Other assets:
Key money deposits		29,554	20,255	29,357	19,805
Other deposits		22,085		21,684
Deferred compensation plan assets		2,288		2,406
Deferred tax asset-net		21,483		18,602
Restricted cash		537		512
Shop-in-shop		10,043	8,280	9,985	8,262
Interest rate swap		—		311
Forward contracts		974		2,785
Investments		2,397		2,396
Other		5,521		5,519
Total other assets		94,882	28,535	93,557	28,067
Total intangible and other assets		$284,823	$60,085	$282,894	$55,667
Total intangible and other assets-net			$224,738		$227,227

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
Amortization expense for intangible assets was approximately $3.7 million and $1.2 million for the First Quarter and Prior Year Quarter, respectively. Estimated aggregate future amortization expense by fiscal year for intangible assets is as follows (in thousands):

Fiscal Year	Amortization Expense
2016 (remaining)	$11,239
2017	$14,729
2018	$14,373
2019	$14,044
2020	$13,523
2021	$9,694

13. COMMITMENTS AND CONTINGENCIES
Litigation. The Company is occasionally subject to litigation or other legal proceedings in the normal course of its business. The Company does not believe that the outcome of any currently pending legal matters, individually or collectively, will have a material effect on the business or financial condition of the Company.

14. DEBT ACTIVITY
The Company made principal payments of $4.7 million under its Term Loan during the First Quarter. The Company had net borrowings of $19.6 million under its U.S. revolving line of credit (the "Revolving Credit Facility") during the First Quarter. Borrowings were primarily used to fund stock repurchases, capital expenditures and normal operating expenses. Amounts available under the Revolving Credit Facility are reduced by any amounts outstanding under standby letters of credit. As of April 2, 2016, the Company had available borrowing capacity of approximately $216.1 million under the Revolving Credit Facility, which was favorably impacted by a $208.5 million international cash balance. The Company incurred approximately $1.5 million of interest expense related to the Term Loan during the First Quarter, including the impact of the related interest rate swap. The Company incurred approximately $3.7 million of interest expense related to the Revolving Credit Facility during the First Quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of the financial condition and results of operations of Fossil Group, Inc. and its subsidiaries for the thirteen week period ended April 2, 2016 (the “First Quarter”) as compared to the thirteen week period ended April 4, 2015 (the “Prior Year Quarter”). This discussion should be read in conjunction with the condensed consolidated financial statements and the related notes thereto.
General
We are a global design, marketing and distribution company that specializes in consumer fashion accessories. Our principal offerings include an extensive line of men’s and women’s fashion watches and jewelry, handbags, small leather goods, belts and sunglasses. In the watch and jewelry product categories, we have a diverse portfolio of globally recognized owned and licensed brand names under which our products are marketed. Our products are distributed globally through various distribution channels, including wholesale in countries where we have a physical presence, direct to the consumer through our retail stores and commercial websites and through third party distributors in countries where we do not maintain a physical presence. Our products are offered at varying price points to meet the needs of our customers, whether they are value conscious or luxury oriented. Based on our extensive range of accessory products, brands, distribution channels and price points, we are able to target style conscious consumers across a wide age spectrum on a global basis.
Domestically, we sell our products through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, Company-owned retail and outlet stores, mass market stores and through our FOSSIL® website. Our wholesale customer base includes, among others, Amazon.com, Dillard’s, JCPenney, Kohl’s, Macy’s, Neiman Marcus, Nordstrom, Saks Fifth Avenue, Target and Wal-Mart. In the United States, our network of Company-owned stores included 97 retail stores located in premier retail sites and 139 outlet stores located in major outlet malls as of April 2, 2016. In addition, we offer an extensive collection of our FOSSIL brand products on our website, www.fossil.com, as well as proprietary and licensed watch and jewelry brands through other managed and affiliated websites.
Internationally, our products are sold to department stores, specialty retail stores and specialty watch and jewelry stores in approximately 150 countries worldwide through 23 Company-owned foreign sales subsidiaries and through a network of approximately 80 independent distributors. Internationally, our network of Company-owned stores included 246 retail stores and 130 outlet stores as of April 2, 2016. Our products are also sold through licensed and franchised FOSSIL retail stores, retail concessions operated by us and kiosks in certain international markets. In addition, we offer an extensive collection of our FOSSIL brand products on our websites in certain countries.
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
Our business is also subject to the risks inherent in global sourcing supply. Certain key components in our products come from limited sources of supply, which exposes us to potential supply shortages that could disrupt the manufacture and sale of our products. Any interruption or delay in the supply of key components could significantly harm our ability to meet scheduled product deliveries to our customers and cause us to lose sales. Interruptions or delays in supply may be caused by a number of factors that are outside of our and our contract manufacturers’ control.
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
For a more complete discussion of the risks facing our business, see “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 2, 2016.
Results of Operations
Executive Summary. During the First Quarter, net sales decreased 9% (7% in constant currency), as compared to the Prior Year Quarter. As we expected, First Quarter results trailed the Prior Year Quarter reflecting the challenging environment for the traditional watch category, foreign currency headwinds and the relatively strong performance in our multi-brand watch portfolio in the Prior Year Quarter. Pressure on the traditional watch category within our wholesale channel intensified during the First Quarter as indicated by a noticeable decrease in sales trends reported by our wholesale partners, both in the U.S. and Europe. We believe the pressure on the traditional watch category at wholesale led to conservative inventory management by our wholesale partners for the category in anticipation of technology product delivering later in fiscal 2016. Despite the challenging retail environment, we delivered positive comparable store sales in our full-price FOSSIL stores where we benefited from Fossil Q publicity and our marketing investments. Fossil Q launched in our owned-stores during the fourth quarter of fiscal year 2015 and was our best selling SKU within the channel during the First Quarter. In March, we announced the future launch of connected accessories in eight brands by holiday 2016. The challenging wholesale environment, which has not yet benefited from technology infused products, combined with the early success of Fossil Q in our owned-stores has reinforced our commitment to investing in the strategies we are pursuing that we believe will drive future growth. Brand building and innovation remain at the core of our business and we are focused on innovation in design, fashion and new styles, as well as introducing new technology and functionality into our accessories. As shopping patterns and preferences continue to change, we're continuing to advance our digital and omni-channel capabilities and enhance our Customer Resource Management ("CRM") initiatives to drive future growth. Despite a challenging retail environment, relative strength in FOSSIL and SKAGEN, particularly in our international markets, continues to give us confidence in our long-term strategy to grow our owned brands and leverage our competitive and strategic advantages to return growth to our licensed portfolio.
FOSSIL branded products decreased 2% (flat in constant currency), including growth in Europe and Asia and strength in women's leathers, a category we have improved by adding innovative designs, colors and unique assortments. Constant currency growth in our leathers category was offset by a decline in jewelry and a slight decline in watches in the Americas. Our SKAGEN® branded products increased 10% (12% in constant currency), representing growth across all major product categories led by watches. Growth in each of our three regions demonstrates the global appeal of the SKAGEN brand.
Our multi-brand global watch portfolio decreased 11% (8% in constant currency) during the First Quarter. While we continued to benefit from the addition of newer brands to the portfolio, the majority of the brands in the portfolio declined compared to last year and larger brands in the portfolio continued to be hindered by strong historical growth and significant headwinds in the watch category that has intensified in the wholesale channel.
Global comparable store sales decreased 3% during the First Quarter as strong positive comparable store sales in Europe were offset by declines in the Americas and Asia. Comparable store sales in our full-price concepts were positive in all regions and we experienced strong outlet performance in Europe, but could not overcome outlet store declines in the Americas.
During the First Quarter, gross profit decreased largely driven by lower sales given the challenging retail environment and pressure on the traditional watch category. The gross margin rate also declined as our pricing initiatives were more than offset by changes in foreign currency, higher markdowns and increased promotional activity in our European outlets, which successfully improved conversion rates. The sales and margin headwinds were partially offset by a decrease in expenses driven by the non-recurrence of prior year restructuring charges, partially offset by Misfit purchase accounting. Reductions in infrastructure offset additional expenses from Misfit and connected accessories. Additionally, we had fewer gains on foreign currency contracts during the First Quarter as compared to the Prior Year Quarter.

During the First Quarter, we invested $4.4 million to repurchase 0.1 million shares of our common stock. Our financial performance, including the unfavorable impacts of currencies resulted in earnings of $0.12 per diluted share.
Quarterly Periods Ended April 2, 2016 and April 4, 2015
Consolidated Net Sales. Net sales decreased $65.3 million or 9.0% (7% in constant currency), for the First Quarter as compared to the Prior Year Quarter. Global watch sales decreased $55.4 million or 10.0% (8% in constant currency), while our leathers products decreased $0.4 million or 0.4% (increased 2% in constant currency) with increases in FOSSIL offset by declines in RELIC. During the First Quarter, our jewelry business decreased $8.3 million or 13.2% (11% in constant currency).
Net sales information by product category is summarized as follows (dollars in millions):

	For the 13 Weeks Ended April 2, 2016		For the 13 Weeks Ended April 4, 2015
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage
Watches	$496.5	75.2%	$551.9	76.1%	$(55.4)	(10.0)%
Leathers	92.5	14.0	92.9	12.8	(0.4)	(0.4)
Jewelry	54.7	8.3	63.0	8.7	(8.3)	(13.2)
Other	16.1	2.5	17.3	2.4	(1.2)	(6.9)
Total	$659.8	100.0%	$725.1	100.0%	$(65.3)	(9.0)%
As a multinational enterprise, we are exposed to changes in foreign currency exchange rates. The translation of the operations of our foreign-based entities from their local currencies into U.S. dollars is sensitive to changes in foreign currency exchange rates. In general, our overall financial results are affected positively by a weaker U.S. dollar and are affected negatively by a stronger U.S. dollar as compared to the foreign currencies in which we conduct our business. In the First Quarter, the translation of foreign-based net sales into U.S. dollars decreased reported net sales by approximately $16.4 million, including unfavorable impacts of $6.2 million, $5.4 million and $4.8 million in our Europe, Asia and Americas segments, respectively, when compared to the Prior Year Quarter.
The following table sets forth consolidated net sales by segment (dollars in millions):

	For the 13 Weeks Ended April 2, 2016		For the 13 Weeks Ended April 4, 2015		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage
Americas	$335.8	50.9%	$366.6	50.6%	$(30.8)	(8.4)%
Europe	210.0	31.8	234.3	32.3	(24.3)	(10.4)
Asia	114.0	17.3	124.2	17.1	(10.2)	(8.2)
Total	$659.8	100.0%	$725.1	100.0%	$(65.3)	(9.0)%
Americas Net Sales. Americas net sales decreased $30.8 million or 8.4% (7% in constant currency), led by watches with jewelry and leathers also contributing to the decline during the First Quarter in comparison to the Prior Year Quarter. During the First Quarter, our multi-brand watch portfolio decreased $22.6 million or 8.3% (7% in constant currency), while our jewelry business decreased $3.4 million or 13.5% (13% in constant currency) and our leathers category decreased $2.6 million or 4.2% (3% in constant currency). During the First Quarter, the continued benefit from the addition of KATE SPADE NEW YORK to our licensed watch portfolio in the Americas was offset by declines in nearly all of the brands in the portfolio. On a constant currency basis, growth in Canada and Mexico was offset by a decline in the United States. Constant dollar wholesale sales declined during the First Quarter largely driven by further pressure on the watch category in United States department stores. After three consecutive quarters of fairly stable watch sell-through headwinds, we observed a significant step-down in that trend that remained throughout the First Quarter, affecting most of our portfolio brands. Our travel retail business in Latin America also softened in the First Quarter. As a result of these sales trends, an increased amount of sales were shifted to off-price partners in the First Quarter as compared to the Prior Year Quarter. Within the region, our full-price stores performed well and delivered positive comparable store sales, with strong performances in wearables and women's handbags. This strong performance was more than offset with weaker outlet sales, where traffic continues to be down.
Europe Net Sales. Europe net sales decreased $24.3 million or 10.4% (8% in constant currency), with a decline in watches and jewelry partially offset by an increase in leathers during the First Quarter in comparison to the Prior Year Quarter. Our multi-brand watch portfolio decreased $22.6 million or 13.0% (10% in constant currency), while our jewelry category decreased $4.4 million or 12.1% (10% in constant currency) and our leathers business increased $2.0 million or 10.8% (16% in constant currency) in the First Quarter. Within the region, growth in FOSSIL and SKAGEN was offset by a decline in the licensed portfolio. By country, modest constant currency growth in France and Germany was offset by a decline in the United Kingdom and in our distributor markets, which includes the Middle East and Russia. Growth in the retail channel across the region was offset by declines in the wholesale business. Similar to what we experienced in the United States, the data we received from many of our wholesale partners in Europe showed a significant decline in sell-through. The retail channel grew in the First Quarter supported by a strong comparable store sales increase with promotional activity in outlet stores driving improved conversion, despite ongoing traffic declines. Full-price stores also delivered positive comparable store sales in the First Quarter.
Asia Net Sales. Net sales in Asia decreased $10.2 million or 8.2% (4% in constant currency). The decrease was driven by watches and jewelry, partially offset by modest growth in leathers. In constant currency, solid growth in India was offset by declines in most markets in the region, particularly Hong Kong and China, where our business continues to be challenging. During the First Quarter as compared to the Prior Year Quarter, our watch category decreased $10.2 million or 9.6% (6% in constant currency), while jewelry decreased $0.5 million or 27.4% (9% in constant currency), partially offset by increases in leathers of $0.2 million or 1.5% (7% in constant currency). Growth in FOSSIL and SKAGEN and the addition of KATE SPADE NEW YORK were offset by declines in most of the other brands in the portfolio. Comparable store sales in the region decreased slightly in our owned retail stores.
The following table sets forth the number of stores by concept on the dates indicated below:

	April 2, 2016				April 4, 2015
	Americas	Europe	Asia	Total	Americas	Europe	Asia	Total
Full price accessory	126	124	69	319	146	126	60	332
Outlets	153	71	45	269	144	64	42	250
Full priced multi-brand	—	7	17	24	4	6	22	32
Total stores	279	202	131	612	294	196	124	614
During the First Quarter, we opened two new stores and closed nine stores. For the remainder of fiscal year 2016, we anticipate opening approximately 24 additional retail stores and closing approximately 15 retail stores globally.
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
Gross Profit. Gross profit of $348.3 million in the First Quarter decreased 13.1% in comparison to $400.7 million in the Prior Year Quarter as a result of decreased sales and changes in foreign currencies. Gross profit margin rate decreased 250 basis points to 52.8% in the First Quarter compared to 55.3% in the Prior Year Quarter, including an unfavorable currency impact of approximately 160 basis points. The gross profit margin rate was negatively impacted by increased markdowns and promotional activities in our European outlet stores, a higher level of off-price sales and improved performance in leathers, a lower margin product category, partially offset by the favorable impact of our pricing initiatives.
Operating Expenses. Total operating expenses in the First Quarter decreased by $10.6 million or 3.1% to $333.9 million compared to $344.6 million in the Prior Year Quarter. The translation of foreign-denominated expenses during the First Quarter decreased operating expenses by approximately $6.7 million as a result of the stronger U.S. dollar. Excluding the favorable impact of foreign currencies and the $12.1 million in restructuring costs that occurred in the Prior Year Quarter, expenses increased 2.4% during the First Quarter. A reduction in infrastructure costs and lower store expenses were offset by an increase in expenses associated with Misfit, including approximately $6.5 million in purchase accounting related costs, and strategic investments. As a percentage of net sales, operating expenses increased 310 basis points to 50.6% in the First Quarter as compared to 47.5% in the Prior Year Quarter given the impact of fixed expenses on lower sales.
Consolidated Operating Income. Operating income decreased to $14.4 million in the First Quarter as compared to $56.2 million in the Prior Year Quarter driven by lower sales and gross margin, a $12.9 million unfavorable impact from changes in foreign currencies and increased investment in strategic initiatives including expenses associated with Misfit, partially offset by the benefit of lower infrastructure and store expenses. As a percentage of net sales, operating margin decreased to 2.2% in the

First Quarter compared to 7.7% in the Prior Year Quarter and included a negative impact of approximately 180 basis points due to changes in foreign currencies.
Sales and gross margins were negatively impacted by currencies in all regional segments during the First Quarter as compared to the Prior Year Quarter. On a constant currency basis, sales and gross profit decreased across all geographies. Gross profit margin in all regions was negatively impacted a shift in sales mix toward leathers, a lower margin category. Additionally, the Americas region was unfavorably impacted by increased off-price sales and Europe was negatively impacted by promotional activity in our outlets to improve conversion rates. These negative impacts to gross profit margin were partially offset by a favorable impact from our pricing initiatives in all regions. Operating expenses decreased and were favorably impacted by foreign currency changes in all three geographic regions, Americas, Europe and Asia, but increased in our corporate cost area during the First Quarter as compared to the Prior Year Quarter. Operating expense comparisons in the Americas and Europe regions were also favorably impacted by restructuring charges incurred in the Prior Year Quarter. Increases in the corporate cost area were primarily driven by increased investment in strategic initiatives including expenses associated with Misfit, partially offset by restructuring charges incurred in the Prior Year Quarter.
Operating income by segment is summarized as follows (dollars in millions):

	For the 13 Weeks Ended April 2, 2016	For the 13 Weeks Ended April 4, 2015	Growth (Decline)		Operating Margin %
			Dollars	Percentage	2016	2015
Americas	$59.6	$76.8	$(17.2)	(22.4)%	17.7%	20.9%
Europe	28.5	33.3	(4.8)	(14.4)	13.6	14.2
Asia	17.9	24.3	(6.4)	(26.3)	15.7	19.6
Corporate	(91.6)	(78.2)	(13.4)	17.1
Total operating income	$14.4	$56.2	$(41.8)	(74.4)%	2.2%	7.7%
Interest Expense. Interest expense increased by $1.8 million during the First Quarter as a result of increased debt levels in comparison to the Prior Year Quarter.
Other Income (Expense)-Net. During the First Quarter, other income (expense)-net decreased by $4.9 million to $2.3 million in comparison to the Prior Year Quarter. This change was primarily driven by less net foreign currency gains resulting from mark-to-market hedging and other transactional activities as compared to the Prior Year Quarter.
Provision for Income Taxes. Income tax expense for the First Quarter was $3.3 million, resulting in an effective income tax rate of 30.7%. For the Prior Year Quarter, income tax expense was $18.5 million, resulting in an effective income tax rate of 31.3%. The lower effective tax rate in the First Quarter as compared to the Prior Year Quarter was primarily due to a higher portion of income derived from foreign sources taxed at lower effective tax rates.
Net Income Attributable to Fossil Group, Inc. First Quarter net income attributable to Fossil Group, Inc. decreased to $5.8 million, or $0.12 per diluted share, in comparison to $38.1 million, or $0.75 per diluted share, in the Prior Year Quarter. Diluted earnings per share in the First Quarter included an $0.08 per diluted share decrease related to foreign currency changes. The favorable impacts of the Prior Year Quarter restructuring charges, a lower effective tax rate and a lower share base due to our share repurchase program were more than offset by a decline in sales and operating income, including an unfavorable impact from Misfit purchase accounting costs, and less net foreign currency gains resulting from mark-to-market hedging and other transactional activities during the First Quarter compared to the Prior Year Quarter.
Liquidity and Capital Resources
Historically, our business operations have not required substantial cash during the first several months of our fiscal year. Generally, starting in the third quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our quarterly cash requirements are also impacted by the number of new stores we open, other capital expenditures and strategic investments such as acquisitions and stock repurchases. Our cash and cash equivalents balance at the end of the First Quarter was $306.8 million, including $301.9 million held in banks outside the U.S., in comparison to cash and cash equivalents of $236.8 million at the end of the Prior Year Quarter and $289.3 million at the end of fiscal year 2015. We believe cash from operating activities as well as amounts available under our U.S. credit facilities are sufficient to meet our cash needs in the U.S. for the next 12 months.
For the First Quarter, we generated operating cash flow of $34.5 million. This operating cash flow combined with cash on hand and $14.4 million in net borrowings on our credit facilities was utilized to fund $19.7 million of capital expenditures and $5.5 million of common stock repurchases. Cash flows provided by operations were largely attributable to a $149.7 million decrease in accounts receivable and $22.0 million of net non-cash items, partially offset by a net increase of $144.6 million in other working capital items.
Accounts receivable, net of allowances, decreased by 11.0% to $236.8 million at the end of the First Quarter compared to $266.1 million at the end of the Prior Year Quarter. Days sales outstanding for our wholesale businesses for the First Quarter remained relatively flat to the Prior Year Quarter.
Inventory at the end of the First Quarter was $630.0 million, which was relatively flat in comparison to the Prior Year Quarter ending inventory balance of $630.6 million.
The following tables reflect our common stock repurchase activity under our repurchase programs for the periods indicated (in millions):

			For the 13 Weeks Ended April 2, 2016		For the 13 Weeks Ended April 4, 2015
Fiscal Year Authorized	Dollar Value Authorized	Termination Date	Number of Shares Repurchased	Dollar Value Repurchased	Number of Shares Repurchased	Dollar Value Repurchased
2014	$1,000.0	December 2018	0.1	$4.4	1.0	$85.7
2012	$1,000.0	December 2016 (1)	—	$—	0.3	$28.8
2010	$30.0	None	—	$—	—	$—
_______________________________________________
(1)                  In the first quarter of fiscal year 2015, we completed this repurchase plan.
We effectively retired 0.1 million shares of common stock repurchased under our repurchase plans during the First Quarter. We account for the retirements by allocating the repurchase price, which is based upon the equity contribution associated with historical issuances, to common stock, additional paid-in capital and retained earnings. The effective retirement of common stock repurchased during the First Quarter decreased common stock by approximately $0.9 thousand, additional paid-in capital by $0.2 million, retained earnings by $4.2 million and treasury stock by $4.4 million. We effectively retired 1.3 million shares of our common stock during the Prior Year Quarter that was repurchased under our repurchase programs. The effective retirement of common stock repurchased during the Prior Year Quarter decreased common stock by approximately $13,000, additional paid-in capital by $0.4 million, retained earnings by $114.1 million and treasury stock by $114.5 million. At January 2, 2016 and April 2, 2016, all treasury stock had been effectively retired. As of April 2, 2016, we had a total of $825.0 million of repurchase authorizations remaining under our combined repurchase programs.
At the end of the First Quarter, we had working capital of $967.6 million compared to working capital of $961.8 million at the end of the Prior Year Quarter. Additionally, at the end of the First Quarter, we had approximately $23.3 million of short-term borrowings and $799.9 million in long-term debt.
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
During the First Quarter, we made principal payments of $4.7 million under the Term Loan. Additionally, during the First Quarter, we had net borrowings of $19.6 million under the Revolving Credit Facility at an average annual interest rate of 1.95%. As of April 2, 2016, we had $208.2 million and $608.6 million outstanding under the Term Loan and the Revolving Credit Facility, respectively. In addition, we had $0.9 million of outstanding standby letters of credit at April 2, 2016. Amounts available under the Revolving Credit Facility are reduced by any amounts outstanding under standby letters of credit. As of April 2, 2016, we had $216.1 million in borrowing capacity under the Revolving Credit Facility, which was favorably impacted by a $208.5 million international cash balance. Borrowings under the Revolving Credit Facility were mainly used to fund common stock repurchases, capital expenditures and normal operating expenses. At April 2, 2016, we were in compliance with all debt covenants related to all our credit facilities.
For fiscal year 2016, we expect total capital expenditures to be approximately $75 million to $85 million. Of this amount, we expect approximately 45% will be for strategic investments, including omni-channel and technology, approximately 35% will be for global concession and retail store expansion and renovation and approximately 20% will be for facilities expansion and enhancements. Our capital expenditure budget and allocation of it to the foregoing investments are estimates and are subject to change. We believe that cash flows from operations combined with existing cash on hand and amounts available under the Revolving Credit Facility will be sufficient to fund our working capital needs and planned capital expenditures for the next twelve months.
Contractual Obligations
As of April 2, 2016, there were no material changes to our contractual obligations set forth in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016.
Off Balance Sheet Arrangements
As of April 2, 2016, there were no material changes to our off balance sheet arrangements as set forth in commitments and contingencies in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods reported. On an on-going basis, we evaluate our estimates and judgments, including those related to product returns, bad debt, inventories, long-lived asset impairment, impairment of goodwill and trade names, income taxes, warranty costs, hedge accounting, litigation reserves and stock-based compensation. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Our estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no changes to the critical accounting policies disclosed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

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
In addition to the factors listed above, our actual results may differ materially due to the other risks and uncertainties discussed in this Quarterly Report on Form 10-Q and the risks and uncertainties set forth in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016. Accordingly, readers of this Quarterly Report on Form 10-Q should consider these facts in evaluating the information and are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Rate Risk
As a multinational enterprise, we are exposed to changes in foreign currency exchange rates. Our most significant foreign currency risk relates to the euro and, to a lesser extent, the British pound, Canadian dollar, Japanese yen, Mexican peso and Australian dollar as compared to the U.S. dollar. Due to our vertical nature whereby a significant portion of goods are sourced from our owned entities, the foreign currency risks relate primarily to the necessary current settlement of intercompany inventory transactions. We employ a variety of operating practices to manage these market risks relative to foreign currency exchange rate changes and, where deemed appropriate, utilize forward contracts. These operating practices include, among others, our ability to convert foreign currency into U.S. dollars at spot rates and to maintain U.S. dollar pricing relative to sales of our products to certain distributors located outside the U.S. Additionally, during the First Quarter, the Company entered into forward contracts to manage fluctuations in Japanese yen exchange rates that will be used to settle future third-party inventory component purchases by a U.S. dollar functional currency subsidiary. The use of forward contracts allows us to offset exposure to rate fluctuations because the gains or losses incurred on the derivative instruments will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. We use derivative instruments only for risk management purposes and do not use them for speculation or for trading. There were no significant changes in how we managed foreign currency transactional exposure in the First Quarter, and management does not anticipate any significant changes in such exposures or in the strategies we employ to manage such exposure in the near future.
We are exposed to risk that adverse changes in foreign currency exchange rates could impact our net investment in foreign operations. To manage this risk, during the First Quarter, we entered into a forward contract designated as a net investment hedge to reduce exposure to changes in currency exchange rates on 45.0 million euros of our total investment in a euro-denominated foreign subsidiary.

The following table shows our outstanding forward contracts designated as cash flow hedges for inventory transactions (in millions) at April 2, 2016 and their expiration dates.

Functional Currency		Contract Currency
Type	Amount	Type	Amount	Expiration Date
Euro	236.4	U.S. dollar	267.0	February 2018
British pound	48.3	U.S. dollar	72.9	March 2018
Canadian dollar	75.0	U.S. dollar	56.5	March 2018
Japanese yen	3,796.4	U.S. dollar	32.3	March 2018
Mexican peso	305.9	U.S. dollar	17.3	December 2016
Australian dollar	18.0	U.S. dollar	13.0	December 2016
U.S. dollar	20.4	Japanese yen	2,267	November 2016
If we were to settle our euro, British pound, Canadian dollar, Japanese yen, Mexican peso, Australian dollar and U.S. dollar based forward contracts hedging inventory transactions as of April 2, 2016, the net result would have been a net loss of approximately $3.3 million, net of taxes. As of April 2, 2016, a 10% unfavorable change in the U.S. dollar strengthening against foreign currencies to which we have balance sheet transactional exposures would have decreased net pre-tax income by $7.4 million. The translation of the balance sheets of our foreign-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. As of April 2, 2016, a 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would have reduced consolidated stockholders' equity by approximately $65.4 million.
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
Based on our variable-rate debt outstanding as of April 2, 2016, excluding the $208.2 million outstanding under our Term Loan hedged with an interest rate swap agreement, a 100 basis point increase in interest rates would increase annual interest expense by approximately $6.2 million.

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
Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of April 2, 2016.
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
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (2)
January 3, 2016 - January 30, 2016	120	$29.78	—	$829,327,591
January 31, 2016 - February 27, 2016	—	$—	—	$829,327,591
February 28, 2016 - April 2, 2016	98,554	$47.25	92,399	$824,966,633
Total	98,674		92,399

_______________________________________________
(1)                  During the First Quarter, 6,275 shares of repurchased common stock were acquired from grantees in connection with income tax withholding obligations arising from vesting of restricted stock grants. These shares were not part of our publicly announced program to repurchase shares of common stock.
(2)                  The $1.0 billion repurchase program was completed during the Prior Year Quarter. In November 2014, we announced an additional common stock repurchase program pursuant to which up an additional $1.0 billion could be used to repurchase outstanding shares of our common stock. The second $1.0 billion repurchase program has a termination date of December 2018. During the First Quarter, approximately 0.1 million shares of our common stock were repurchased pursuant to the second $1.0 billion repurchase plan at a cost of $4.4 million. As of April 2, 2016, we had $825.0 million of repurchase authorizations remaining under our combined repurchase programs.

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

3.3	Fourth Amended and Restated Bylaws of Fossil Group, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on May 28, 2013).

3.4	Amendment No. 1 to Fourth Amended and Restated Bylaws of Fossil Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 20, 2014).

10.1	Form of Executive Severance Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 8, 2016).

31.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

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

FOSSIL GROUP, INC.

May 12, 2016	/S/ DENNIS R. SECOR
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

3.3	Fourth Amended and Restated Bylaws of Fossil Group, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on May 28, 2013).

3.4	Amendment No. 1 to Fourth Amended and Restated Bylaws of Fossil Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 20, 2014).

10.1	Form of Executive Severance Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 8, 2016).

31.1(1)	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1(2)	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(2)	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(1)	XBRL Instance Document.

101.SCH(1)	XBRL Taxonomy Extension Schema Document.

101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document.
 ______________________________________________
(1)                  Filed herewith.
(2)                 Furnished herewith.