Form 10-Q
period 2016-07-02
Fossil Group, Inc.
filed 2016-08-11
CIK 883569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 2, 2016

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

The number of shares of the registrant’s common stock outstanding as of August 5, 2016: 48,129,755

FOSSIL GROUP, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED JULY 2, 2016

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
IN THOUSANDS

	July 2, 2016	January 2, 2016
Assets
Current assets:
Cash and cash equivalents	$231,836	$289,275
Accounts receivable - net of allowances of $60,219 and $84,558, respectively	257,053	370,761
Inventories	661,748	625,344
Prepaid expenses and other current assets	161,723	157,290
Total current assets	1,312,360	1,442,670
Property, plant and equipment - net of accumulated depreciation of $430,761 and $398,068, respectively	328,004	326,370
Goodwill	364,158	359,394
Intangible and other assets-net	222,016	227,227
Total long-term assets	914,178	912,991
Total assets	$2,226,538	$2,355,661
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$195,259	$208,083
Short-term and current portion of long-term debt	26,302	23,159
Accrued expenses:
Compensation	53,288	61,496
Royalties	21,086	38,359
Co-op advertising	18,687	28,918
Transaction taxes	25,721	44,425
Other	71,109	76,592
Income taxes payable	249	8,497
Total current liabilities	411,701	489,529
Long-term income taxes payable	20,716	20,634
Deferred income tax liabilities	70,692	75,165
Long-term debt	708,664	785,076
Other long-term liabilities	59,251	52,714
Total long-term liabilities	859,323	933,589
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, 48,127 and 48,125 shares issued and outstanding at July 2, 2016 and January 2, 2016, respectively	481	481
Additional paid-in capital	201,169	187,456
Retained earnings	820,771	813,957
Accumulated other comprehensive income (loss)	(77,172)	(80,506)
Total Fossil Group, Inc. stockholders’ equity	945,249	921,388
Noncontrolling interest	10,265	11,155
Total stockholders’ equity	955,514	932,543
Total liabilities and stockholders’ equity	$2,226,538	$2,355,661

See notes to the condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
UNAUDITED
IN THOUSANDS, EXCEPT PER SHARE DATA

	For the 13 Weeks Ended July 2, 2016	For the 13 Weeks Ended July 4, 2015	For the 26 Weeks Ended July 2, 2016	For the 26 Weeks Ended July 4, 2015
Net sales	$685,368	$739,975	$1,345,216	$1,465,060
Cost of sales	329,618	330,510	641,129	654,870
Gross profit	355,750	409,465	704,087	810,190
Operating expenses:
Selling, general and administrative expenses	340,300	332,560	674,233	665,042
Restructuring charges	—	6,471	—	18,559
Total operating expenses	340,300	339,031	674,233	683,601
Operating income	15,450	70,434	29,854	126,589
Interest expense	6,421	5,014	12,420	9,193
Other income (expense) - net	2,542	14,294	4,812	21,479
Income before income taxes	11,571	79,714	22,246	138,875
Provision for income taxes	3,499	22,894	6,778	41,417
Net income	8,072	56,820	15,468	97,458
Less: Net income attributable to noncontrolling interest	2,051	2,172	3,654	4,740
Net income attributable to Fossil Group, Inc.	$6,021	$54,648	$11,814	$92,718
Other comprehensive income (loss), net of taxes:
Currency translation adjustment	$(9,500)	$5,559	$7,721	$(27,947)
Cash flow hedges - net change	4,331	(246)	(6,101)	(185)
Pension plan activity	—	—	1,714	—
Total other comprehensive income (loss)	(5,169)	5,313	3,334	(28,132)
Total comprehensive income	2,903	62,133	18,802	69,326
Less: Comprehensive income attributable to noncontrolling interest	2,051	2,172	3,654	4,740
Comprehensive income attributable to Fossil Group, Inc.	$852	$59,961	$15,148	$64,586
Earnings per share:
Basic	$0.13	$1.12	$0.25	$1.87
Diluted	$0.12	$1.12	$0.24	$1.87
Weighted average common shares outstanding:
Basic	48,119	48,634	48,125	49,464
Diluted	48,207	48,744	48,229	49,615

See notes to the condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
IN THOUSANDS

	For the 26 Weeks Ended July 2, 2016	For the 26 Weeks Ended July 4, 2015
Operating Activities:
Net income	$15,468	$97,458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	49,666	43,650
Stock-based compensation	16,463	9,276
Decrease in allowance for returns-net of inventory in transit	(15,473)	(8,438)
Loss on disposal of assets	1,151	2,519
Impairment losses	—	6,602
Decrease in allowance for doubtful accounts	(4,841)	(2,006)
Excess tax benefits from stock-based compensation	(5)	(170)
Deferred income taxes and other	(443)	6,804
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	139,765	183,993
Inventories	(41,107)	(91,020)
Prepaid expenses and other current assets	(8,656)	(19,666)
Accounts payable	(17,106)	(1,040)
Accrued expenses	(54,285)	(50,563)
Income taxes payable	(8,650)	(14,898)
Net cash provided by operating activities	71,947	162,501
Investing Activities:
Additions to property, plant and equipment	(39,313)	(32,464)
Decrease (increase) in intangible and other assets	786	(1,400)
Skagen Designs arbitration settlement	—	5,968
Misfit working capital settlement	788	—
Proceeds from the sale of property, plant and equipment	1,955	—
Business acquisitions-net of cash acquired	—	(4,820)
Net investment hedge settlement	752	—
Net cash used in investing activities	(35,032)	(32,716)
Financing Activities:
Acquisition of common stock	(6,418)	(218,659)
Distribution of noncontrolling interest earnings	(4,544)	(5,056)
Excess tax benefits from stock-based compensation	5	170
Debt borrowings	424,800	1,482,165
Debt payments	(498,848)	(1,419,161)
Proceeds from exercise of stock options	57	582
Payment for shares of Fossil, S.L.	(8,657)	—
Net cash used in financing activities	(93,605)	(159,959)
Effect of exchange rate changes on cash and cash equivalents	(749)	3,777
Net decrease in cash and cash equivalents	(57,439)	(26,397)
Cash and cash equivalents:
Beginning of period	289,275	276,261
End of period	$231,836	$249,864

See notes to the condensed consolidated financial statements.

FOSSIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1. FINANCIAL STATEMENT POLICIES
Basis of Presentation. The condensed consolidated financial statements include the accounts of Fossil Group, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”).
The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of July 2, 2016, and the results of operations for the thirteen-week periods ended July 2, 2016 (“Second Quarter”) and July 4, 2015 (“Prior Year Quarter”), respectively, and the twenty-six week periods ended July 2, 2016 (“Year To Date Period”) and July 4, 2015 (“Prior Year YTD Period”). All adjustments are of a normal, recurring nature.
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
Hedging Instruments. The Company is exposed to certain market risks relating to foreign exchange rates and interest rates. The Company actively monitors and attempts to manage these exposures using derivative instruments including foreign exchange forward contracts ("forward contracts") and interest rate swaps. The Company’s foreign subsidiaries periodically enter into forward contracts to hedge the future payment of intercompany inventory transactions denominated in U.S. dollars. Additionally, during the first quarter of fiscal year 2016, the Company entered into forward contracts to manage fluctuations in Japanese yen exchange rates that will be used to settle future third-party inventory component purchases by a U.S. dollar functional currency subsidiary. If the Company was to settle its euro, British pound, Canadian dollar, Japanese yen, Mexican peso, Australian dollar and U.S dollar forward contracts as of July 2, 2016, the result would have been a net gain of approximately $3.8 million, net of taxes. This unrealized gain is recognized in other comprehensive income (loss), net of taxes on the Company's consolidated statements of income and comprehensive income. Additionally, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the cash flows being hedged, any changes in fair value relating to the ineffective portion of these contracts would be recognized in other income (expense)-net on the Company's consolidated statements of income and comprehensive income. Also, the Company has entered into interest rate swap agreements to effectively convert portions of its variable rate debt obligations to fixed rates. Changes in the fair value of the interest rate swaps are recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity, and are recognized in interest expense in the period in which the payment is settled. To reduce exposure to changes in currency exchange rates adversely affecting the Company’s investment in foreign currency-denominated subsidiaries, the Company periodically enters into forward contracts designated as net investment hedges. Both realized and unrealized gains and losses from net investment hedges are recognized in the cumulative translation adjustment component of other comprehensive income (loss), and will be reclassified into earnings in the event the Company's underlying investments are liquidated or disposed. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. See “Note 10—Derivatives and Risk Management” for additional disclosures about the Company’s use of derivatives.
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
The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS (in thousands, except per share data):

	For the 13 Weeks Ended July 2, 2016	For the 13 Weeks Ended July 4, 2015	For the 26 Weeks Ended July 2, 2016	For the 26 Weeks Ended July 4, 2015
Numerator:
Net income attributable to Fossil Group, Inc.	$6,021	$54,648	$11,814	$92,718
Denominator:
Basic EPS computation:
Basic weighted average common shares outstanding	48,119	48,634	48,125	49,464
Basic EPS	$0.13	$1.12	$0.25	$1.87
Diluted EPS computation:
Basic weighted average common shares outstanding	48,119	48,634	48,125	49,464
Effect of stock options, stock appreciation rights, restricted stock units and performance restricted stock units	88	110	104	151
Diluted weighted average common shares outstanding	48,207	48,744	48,229	49,615
Diluted EPS	$0.12	$1.12	$0.24	$1.87
Approximately 1.9 million, 0.6 million, 1.7 million and 0.4 million weighted shares issuable under stock-based awards were not included in the diluted EPS calculation at the end of the Second Quarter, Prior Year Quarter, Year To Date Period and Prior Year YTD Period, respectively, because they were antidilutive. Approximately 1.1 million weighted performance shares were not included in the diluted EPS calculation at the end of the Second Quarter and Year to Date Period as the performance targets were not met.
Recently Issued Accounting Standards. In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for annual periods, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The Company is still evaluating the effect of adopting ASU 2016-09.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification® (“ASU 2016-02”), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and modifies accounting, presentation and disclosure for both lessors and lessees. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. ASU 2016-02 is effective for annual periods, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is still evaluating the effect of adopting ASU 2016-02.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), deferring the effective date of ASU 2014-09. The new revenue standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and allows either a full retrospective adoption to all periods presented or a modified retrospective adoption approach with the cumulative effect of initial application of the revised guidance recognized at the date of initial application. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”). ASU 2016-08 is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”). ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. Early adoption is permitted for periods beginning after December 15, 2016. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). ASU 2016-12 clarifies three aspects of Topic 606, including the objective of the collectability criterion, the measurement date for noncash consideration and the requirements for a completed contract. ASU 2016-12 also includes a practical expedient for contract modifications. Additionally, the amendments allow an entity to exclude all sales taxes collected from customers from the transaction price. The Company is evaluating the effect of adopting ASU 2014-09 and related ASUs.
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

2. ACQUISITIONS AND GOODWILL
Fossil Spain Acquisition.    On August 10, 2012, the Company’s joint venture company, Fossil, S.L. (“Fossil Spain”), entered into a Framework Agreement (the “Framework Agreement”) with several related and unrelated parties, including General De Relojeria, S.A. (“General De Relojeria”), the Company’s joint venture partner. Pursuant to the Framework Agreement, Fossil Spain was granted the right to acquire the outstanding 50% of its shares owned by General De Relojeria upon the expiration of the joint venture agreement on December 31, 2015. The Company completed the acquisition of these shares in the Second Quarter, at which time Fossil Spain became a wholly-owned subsidiary of the Company. The fixed and previously remaining variable components of the purchase price were settled in the amounts of 4.3 million euros

(approximately $4.8 million) and 3.5 million euros (approximately $3.9 million), respectively. As of January 1, 2013, pursuant to the Framework Agreement, the Company assumed control over the board of directors and the day-to-day management of Fossil Spain, and began consolidating Fossil Spain, instead of treating it as an equity method investment.
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
The purchase price was $215.4 million in cash, net of cash acquired and subject to working capital adjustments, and $1.7 million in replacement awards attributable to precombination service. At closing, $12.5 million of the cash payment was placed into an escrow fund for the Company for working capital adjustments and indemnification obligations of the seller incurred within 12 months from the closing date. The Company received $0.8 million from the escrow during the Second Quarter as a working capital settlement and has recorded a receivable for additional claims incurred. To fund the cash purchase price, the Company utilized cash on hand and approximately $60 million of availability under its $1.05 billion revolving line of credit. The results of Misfit's operations have been included in the Company’s consolidated financial statements since December 22, 2015.
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

Cash paid, net of cash acquired		$215,370
Replacement awards attributable to precombination service		1,709
Working capital and other adjustments		(3,788)
Total transaction consideration		$213,291

Inventories		$7,011
Prepaid expenses and other current assets		25
Property, plant and equipment and other long-term assets		1,190
Goodwill		168,021
Amortizing Intangibles:	Useful Lives
Trade name	6 yrs.	15,700
Customer lists	5 yrs.	10,800
Developed technology	7 yrs.	36,100
Noncompete agreements	3 yrs.	700
Current liabilities		(17,019)
Long-term liabilities		(9,237)
Total net assets acquired		$213,291
The amounts shown above may change in the near term as management continues to assess the fair value of acquired assets and liabilities. A change in this valuation may also impact the income tax related accounts and goodwill. The goodwill recognized from the acquisition has an indefinite useful life and will be included in the Company’s annual impairment testing.

Goodwill. The changes in the carrying amount of goodwill were as follows (in thousands):

	Americas	Europe	Asia	Total
Balance at January 2, 2016	$283,598	$63,981	$11,815	$359,394
Segment allocation and acquisition adjustments (1)	(78,197)	49,760	32,053	3,616
Currency	(100)	1,223	25	1,148
Balance at July 2, 2016	$205,301	$114,964	$43,893	$364,158
__________________________________________________________________________________
(1) All goodwill resulting from the Misfit acquisition was recorded in the Americas segment as of January 2, 2016, on a preliminary basis. This line item includes an allocation of the goodwill across reporting segments and also purchase accounting adjustments made during the Year To Date Period to accounts receivable, inventories, current and long-term liabilities and working capital and other adjustments made to the transaction consideration.

3. INVENTORIES
Inventories consisted of the following (in thousands):

	July 2, 2016	January 2, 2016
Components and parts	$67,408	$49,539
Work-in-process	10,762	12,213
Finished goods	583,578	563,592
Inventories	$661,748	$625,344

4. WARRANTY LIABILITIES
The Company’s warranty liability is recorded in accrued expenses-other in the Company’s condensed consolidated balance sheets. Warranty liability activity consisted of the following (in thousands):

	For the 26 Weeks Ended July 2, 2016	For the 26 Weeks Ended July 4, 2015
Beginning balance	$13,669	$13,500
Settlements in cash or kind	(4,795)	(4,019)
Warranties issued and adjustments to preexisting warranties (1)	4,861	4,038
Liabilities assumed in acquisition	—	44
Ending balance	$13,735	$13,563
_______________________________________________
(1) Changes in cost estimates related to preexisting warranties are aggregated with accruals for new standard warranties issued and foreign currency changes.

5. INCOME TAXES
The Company’s income tax expense and related effective rates were as follows (in thousands, except percentage data):

	For the 13 Weeks Ended July 2, 2016	For the 13 Weeks Ended July 4, 2015	For the 26 Weeks Ended July 2, 2016	For the 26 Weeks Ended July 4, 2015
Income tax expense	$3,499	$22,894	$6,778	$41,417
Income tax rate	30.2%	28.7%	30.5%	29.8%

The higher effective tax rates in the Second Quarter and the Year To Date Period, as compared to the Prior Year Quarter and Prior Year YTD Period, respectively, was primarily attributable to the recognition of income tax benefits due to the settlement of audits in the Prior Year Quarter. The impact of this discrete benefit is partially offset by a lower projected effective tax rate for 2016 as compared to 2015, largely due to the projected shift in earnings mix towards foreign income which is taxed at lower statutory rates.

As of July 2, 2016, the total amount of unrecognized tax benefits, excluding interest and penalties, was $22.6 million, of which $19.4 million would favorably impact the effective tax rate in future periods, if recognized. The Company is subject to examinations in various state and foreign jurisdictions for its 2009-2015 tax years, none of which the Company believes are significant, individually or in the aggregate. Tax audit outcomes and timing of tax audit settlements are subject to significant uncertainty.
The Company has classified uncertain tax positions as long-term income taxes payable, unless such amounts are expected to be paid within twelve months of the condensed consolidated balance sheet date. As of July 2, 2016, the Company had recorded $0.9 million of unrecognized tax benefits, excluding interest and penalties, for positions that are expected to be settled within the next twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes receivable/payable. At July 2, 2016, the total amount of accrued income tax-related interest and penalties included in the condensed consolidated balance sheet was $2.6 million and $1.8 million, respectively. For the Second Quarter and Year To Date Period, the Company accrued income tax-related interest expense of $0.2 million and $0.4 million, respectively.

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
During the Year to Date period, the Company effectively retired 0.1 million shares of common stock repurchased under its repurchase programs. The effective retirement of repurchased common stock decreased common stock by $1,100, additional paid-in capital by $0.2 million, retained earnings by $5.0 million and treasury stock by $5.2 million. At January 2, 2016 and July 2, 2016, all treasury stock had been effectively retired. As of July 2, 2016, the Company had $824.2 million of repurchase authorizations remaining under its combined repurchase programs.
The following tables reflect the Company’s common stock repurchase activity for the periods indicated (in millions):

			For the 13 Weeks Ended July 2, 2016		For the 13 Weeks Ended July 4, 2015
Fiscal Year Authorized	Dollar Value Authorized	Termination Date	Number of Shares Repurchased	Dollar Value Repurchased	Number of Shares Repurchased	Dollar Value Repurchased
2014	$1,000.0	December 2018	—	$0.8	1.3	$102.5
2012	$1,000.0	December 2016 (1)	—	$—	—	$—
2010	$30.0	None	—	$—	—	$—

			For the 26 Weeks Ended July 2, 2016		For the 26 Weeks Ended July 4, 2015
Fiscal Year Authorized	Dollar Value Authorized	Termination Date	Number of Shares Repurchased	Dollar Value Repurchased	Number of Shares Repurchased	Dollar Value Repurchased
2014	$1,000.0	December 2018	0.1	$5.2	2.2	$188.2
2012	$1,000.0	December 2016 (1)	—	$—	0.3	$28.8
2010	$30.0	None	—	$—	—	$—
__________________________________________________________________________________
(1) In the first quarter of fiscal year 2015, the Company completed this repurchase plan.

Controlling and Noncontrolling Interest. The following tables summarize the changes in equity attributable to controlling and noncontrolling interest (in thousands):

	Fossil Group, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance at January 2, 2016	$921,388	$11,155	$932,543
Net income	11,814	3,654	15,468
Currency translation adjustment	7,721	—	7,721
Cash flow hedges - net change	(6,101)	—	(6,101)
Pension plan activity	1,714	—	1,714
Common stock issued upon exercise of stock options	57	—	57
Tax expense derived from stock-based compensation	(1,389)	—	(1,389)
Distribution of noncontrolling interest earnings	—	(4,544)	(4,544)
Acquisition of common stock	(6,418)	—	(6,418)
Stock-based compensation expense	16,463	—	16,463
Balance at July 2, 2016	$945,249	$10,265	$955,514

	Fossil Group, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance at January 3, 2015	$977,860	$5,941	$983,801
Net income	92,718	4,740	97,458
Currency translation adjustment	(27,947)	—	(27,947)
Cash flow hedges - net change	(185)	—	(185)
Common stock issued upon exercise of stock options	582	—	582
Tax expense derived from stock-based compensation	(699)	—	(699)
Distribution of noncontrolling interest earnings	—	(5,056)	(5,056)
Business acquisition	—	5,831	5,831
Acquisition of common stock	(218,659)	—	(218,659)
Stock-based compensation expense	9,276	—	9,276
Balance at July 4, 2015	$832,946	$11,456	$844,402

7. EMPLOYEE BENEFIT PLANS
Stock-Based Compensation Plans. The following table summarizes stock options and stock appreciation rights activity during the Second Quarter:

Stock Options and Stock Appreciation Rights	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in Thousands)		(in Years)	(in Thousands)
Outstanding at April 2, 2016	2,214	$51.82	6.9	$10,828
Granted	—
Exercised	—
Forfeited or expired	(8)	117.13
Outstanding at July 2, 2016	2,206	51.59	6.7	791
Exercisable at July 2, 2016	538	$84.14	4.4	$791

The aggregate intrinsic value shown in the table above is before income taxes and is based on (i) the exercise price for outstanding and exercisable options/rights at July 2, 2016 and (ii) the fair market value of the Company’s common stock on the exercise date for options/rights that were exercised during the Second Quarter.
Stock Options and Stock Appreciation Rights Outstanding and Exercisable. The following tables summarize information with respect to stock options and stock appreciation rights outstanding and exercisable at July 2, 2016:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Number of Shares	Weighted- Average Exercise Price
	(in Thousands)		(in Years)	(in Thousands)
$13.65 - $29.78	41	$14.40	2.7	41	$14.40
$30.71 - $47.99	91	36.29	2.5	91	36.29
$55.04 - $83.83	92	80.80	4.8	92	80.80
$95.91 - $131.46	144	127.98	5.7	144	127.98
Total	368	$80.95	4.3	368	$80.95

Stock Appreciation Rights Outstanding				Stock Appreciation Rights Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Number of Shares	Weighted- Average Exercise Price
	(in Thousands)		(in Years)	(in Thousands)
$13.65 - $29.78	26	$21.97	4.2	13	$13.65
$30.71 - $47.99	1,560	38.27	7.5	9	38.40
$55.04 - $83.83	143	79.05	6.1	62	80.44
$95.91 - $131.46	109	114.42	5.0	86	115.32
Total	1,838	$45.72	7.2	170	$91.02

Restricted Stock, Restricted Stock Units and Performance Restricted Stock Units. The following table summarizes restricted stock, restricted stock unit and performance restricted stock unit activity during the Second Quarter:

Restricted Stock, Restricted Stock Units and Performance Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in Thousands)
Nonvested at April 2, 2016	1,063	$47.98
Granted	494	27.60
Vested	(21)	82.08
Forfeited	(12)	41.27
Nonvested at July 2, 2016	1,524	$40.95

The total fair value of restricted stock and restricted stock units vested during the Second Quarter was approximately $0.6 million. Vesting of performance restricted stock units is based on achievement of sales growth and operating margin targets in relation to the performance of a certain identified peer group, particular sales growth in relation to a defined sales plan and achievement of succession plans for key talent.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables illustrate changes in the balances of each component of accumulated other comprehensive income (loss), net of taxes (in thousands):

	For the 13 Weeks Ended July 2, 2016
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Interest Rate Swaps	Pension Plan	Total
Beginning balance	$(64,486)	$(1,554)	$(1,457)	$(4,506)	$(72,003)
Other comprehensive income (loss) before reclassifications	(9,396)	8,738	(711)	—	(1,369)
Tax (expense) benefit	—	(3,576)	259	—	(3,317)
Amounts reclassed from accumulated other comprehensive income	104	928	(450)	—	582
Tax (expense) benefit	—	(263)	164	—	(99)
Total other comprehensive income (loss)	(9,500)	4,497	(166)	—	(5,169)
Ending balance	$(73,986)	$2,943	$(1,623)	$(4,506)	$(77,172)

	For the 13 Weeks Ended July 4, 2015
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Interest Rate Swaps	Pension Plan	Total
Beginning balance	$(60,747)	$19,315	$(4,776)	$(3,647)	$(49,855)
Other comprehensive income (loss) before reclassifications	5,559	2,701	10,460	—	18,720
Tax (expense) benefit	—	253	(3,812)	—	(3,559)
Amounts reclassed from accumulated other comprehensive income	—	10,555	4,604	—	15,159
Tax (expense) benefit	—	(3,634)	(1,677)	—	(5,311)
Total other comprehensive income (loss)	5,559	(3,967)	3,721	—	5,313
Ending balance	$(55,188)	$15,348	$(1,055)	$(3,647)	$(44,542)

	For the 26 Weeks Ended July 2, 2016
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Interest Rate Swaps	Pension Plan	Total
Beginning balance	$(81,707)	$8,114	$(693)	$(6,220)	$(80,506)
Other comprehensive income (loss) before reclassifications	7,825	(1,259)	(2,381)	2,010	6,195
Tax (expense) benefit	—	1,039	868	(296)	1,611
Amounts reclassed from accumulated other comprehensive income	104	7,267	(918)	—	6,453
Tax (expense) benefit	—	(2,316)	335	—	(1,981)
Total other comprehensive income (loss)	7,721	(5,171)	(930)	1,714	3,334
Ending balance	$(73,986)	$2,943	$(1,623)	$(4,506)	$(77,172)

	For the 26 Weeks Ended July 4, 2015
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Interest Rate Swap	Pension Plan	Total
Beginning balance	$(27,241)	$14,980	$(502)	$(3,647)	$(16,410)
Other comprehensive income (loss) before reclassifications	(27,947)	21,462	3,054	—	(3,431)
Tax (expense) benefit	—	(5,965)	(1,113)	—	(7,078)
Amounts reclassed from accumulated other comprehensive income	—	22,993	3,923	—	26,916
Tax (expense) benefit	—	(7,864)	(1,429)	—	(9,293)
Total other comprehensive income (loss)	(27,947)	368	(553)	—	(28,132)
Ending balance	$(55,188)	$15,348	$(1,055)	$(3,647)	$(44,542)

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

Summary information by operating segment was as follows (in thousands):

	For the 13 Weeks Ended July 2, 2016		For the 13 Weeks Ended July 4, 2015
	Net Sales	Operating Income	Net Sales	Operating Income
Americas	$345,187	$52,300	$386,088	$86,033
Europe	215,936	31,669	227,923	41,814
Asia	124,245	18,936	125,964	20,555
Corporate		(87,455)		(77,968)
Consolidated	$685,368	$15,450	$739,975	$70,434

	For the 26 Weeks Ended July 2, 2016		For the 26 Weeks Ended July 4, 2015
	Net Sales	Operating Income	Net Sales	Operating Income
Americas	$680,997	$111,896	$752,684	$162,533
Europe	425,937	60,180	462,179	79,152
Asia	238,282	36,865	250,197	41,051
Corporate		(179,087)		(156,147)
Consolidated	$1,345,216	$29,854	$1,465,060	$126,589

The following tables reflect net sales for each class of similar products in the periods presented (in thousands, except percentage data):

	For the 13 Weeks Ended July 2, 2016		For the 13 Weeks Ended July 4, 2015
	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches	$517,602	75.5%	$575,804	77.8%
Leathers	93,152	13.6	89,380	12.1
Jewelry	56,752	8.3	55,780	7.5
Other	17,862	2.6	19,011	2.6
Total	$685,368	100.0%	$739,975	100.0%

	For the 26 Weeks Ended July 2, 2016		For the 26 Weeks Ended July 4, 2015
	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches	$1,014,085	75.4%	$1,127,661	77.0%
Leathers	185,657	13.8	182,306	12.4
Jewelry	111,472	8.3	118,767	8.1
Other	34,002	2.5	36,326	2.5
Total	$1,345,216	100.0%	$1,465,060	100.0%

10. DERIVATIVES AND RISK MANAGEMENT
Cash Flow Hedges. The primary risks managed by using derivative instruments are the fluctuations in global currencies that will ultimately be used by non-U.S. dollar functional currency subsidiaries to settle future payments of intercompany inventory transactions denominated in U.S. dollars. Specifically, the Company projects future intercompany purchases by its non-U.S. dollar functional currency subsidiaries generally over a period of up to 24 months. The Company enters into forward contracts, generally for up to 85% of the forecasted purchases, to manage fluctuations in global currencies that will ultimately be used to settle such U.S. dollar denominated inventory purchases. Additionally, during the first quarter of fiscal year 2016, the Company entered into forward contracts to manage fluctuations in Japanese yen exchange rates that will be used to settle future third-party inventory component purchases by a U.S. dollar functional currency subsidiary. Forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon settlement date and exchange rate. These forward contracts are designated as single cash flow hedges. Fluctuations in exchange rates will either increase or decrease the Company’s U.S. dollar equivalent cash flows from these inventory transactions, which will affect the Company’s U.S. dollar earnings. Gains or losses on the forward contracts are expected to offset these fluctuations to the extent the cash flows are hedged by the forward contracts.
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

As of July 2, 2016, the Company had the following outstanding forward contracts designated as cash flow hedges that were entered into to hedge the future payments of inventory transactions (in millions):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Euro	255.1	U.S. dollar	288.3
British pound	52.9	U.S. dollar	79.0
Canadian dollar	80.5	U.S. dollar	61.0
Japanese yen	4,077.9	U.S. dollar	35.7
Mexican peso	335.4	U.S. dollar	18.3
Australian dollar	20.0	U.S. dollar	14.6
U.S. dollar	28.0	Japanese yen	3,013.0
The Company is also exposed to interest rate risk related to its outstanding debt. To manage the interest rate risk related to its $231.3 million U.S.-based term loan (as amended and restated on March 9, 2015, the "Term Loan”), the Company entered into an interest rate swap agreement on July 26, 2013 with a term of approximately five years. The objective of this hedge is to offset the variability of future payments associated with interest rates on the Term Loan. The interest rate swap agreement hedges the 1-month London Interbank Offer Rate ("LIBOR") based variable rate debt obligations under the Term Loan. Under the terms of the swap, the Company pays a fixed interest rate of 1.288% per annum to the swap counterparty plus the LIBOR rate applicable margin (which varies based upon the Company’s consolidated leverage ratio (the “Ratio”) from 1.25% if the Ratio is less than 1.00 to 1.00, to 2.00% if the Ratio is greater than or equal to 2.00 to 1.00). The notional amount amortizes over the remaining life of the Term Loan to coincide with repayments on the underlying loan. The Company receives interest from the swap counterparty at a variable rate based on 1-month LIBOR. This hedge is designated as a cash flow hedge.
Net Investment Hedges. The Company is also exposed to risk that adverse changes in foreign currency exchange rates could impact its net investment in foreign operations. During the first quarter of fiscal year 2016, the Company entered into a forward contract designated as a net investment hedge to reduce exposure to changes in currency exchange rates on 45.0 million euros of its total investment in a wholly-owned, euro-denominated foreign subsidiary. The hedge was settled during the Second Quarter resulting in a net gain of $0.5 million net of taxes that was recognized in the currency translation component of accumulated other comprehensive income (loss).
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
Non-designated Hedges. The Company also periodically enters into forward contracts to manage exchange rate risks associated with certain intercompany transactions and for which the Company does not elect hedge accounting treatment. As of July 2, 2016, the Company had non-designated forward contracts of approximately $1.4 million on 21.6 million rand associated with a South African rand-denominated foreign subsidiary. Changes in the fair value of derivatives, not designated as hedging instruments, are recognized in earnings when they occur.

The effective portion of gains and losses on cash flow hedges that were recognized in other comprehensive income (loss), net of taxes during the Second Quarter, Prior Year Quarter, Year To Date Period and Prior Year YTD Period are set forth below (in thousands):

	For the 13 Weeks Ended July 2, 2016	For the 13 Weeks Ended July 4, 2015
Cash flow hedges:
Forward contracts	$5,162	$2,954
Interest rate swaps	(452)	6,648
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$4,710	$9,602

	For the 26 Weeks Ended July 2, 2016	For the 26 Weeks Ended July 4, 2015
Cash flow hedges:
Forward contracts	$(220)	$15,497
Interest rate swaps	(1,513)	1,941
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$(1,733)	$17,438

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

Derivative Instruments	Condensed Consolidated Statements of Income and Comprehensive Income Location	Effect of Derivative Instruments	For the 13 Weeks Ended July 2, 2016	For the 13 Weeks Ended July 4, 2015
Forward contracts designated as cash flow hedging instruments	Other income (expense)-net	Total gain (loss) reclassified from other comprehensive income (loss)	$665	$6,921
Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$74	$(9)
Interest rate swap designated as a cash flow hedging instrument	Interest expense	Total gain (loss) reclassified from other comprehensive income (loss)	$(286)	$(404)
Interest rate swap designated as a cash flow hedging instrument	Other income (expense)-net	Total gain (loss) reclassified from other comprehensive income (loss)	$—	$3,331

Derivative Instruments	Condensed Consolidated Statements of Income and Comprehensive Income Location	Effect of Derivative Instruments	For the 26 Weeks Ended July 2, 2016	For the 26 Weeks Ended July 4, 2015
Forward contracts designated as cash flow hedging instruments	Other income (expense)-net	Total gain (loss) reclassified from other comprehensive income (loss)	$4,951	$15,129
Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$(157)	$80
Interest rate swap designated as a cash flow hedging instrument	Interest expense	Total gain (loss) reclassified from other comprehensive income (loss)	$(583)	$(837)
Interest rate swap designated as a cash flow hedging instrument	Other income (expense)-net	Total gain (loss) reclassified from other comprehensive income (loss)	$—	$3,331

The following table discloses the fair value amounts for the Company’s derivative instruments as separate asset and liability values, presents the fair value of derivative instruments on a gross basis, and identifies the line items in the condensed consolidated balance sheets in which the fair value amounts for these categories of derivative instruments are included (in thousands):

	Asset Derivatives				Liability Derivatives
	July 2, 2016		January 2, 2016		July 2, 2016		January 2, 2016
Derivative Instruments	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value
Forward contracts designated as cash flow hedging instruments	Prepaid expenses and other current assets	$10,709	Prepaid expenses and other current assets	$13,184	Accrued expenses- other	$6,109	Accrued expenses- other	$477
Forward contracts not designated as cash flow hedging instruments	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	167	Accrued expenses- other	49	Accrued expenses- other	71
Interest rate swap designated as a cash flow hedging instrument	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	—	Accrued expenses- other	1,568	Accrued expenses- other	1,273
Forward contracts designated as cash flow hedging instruments	Intangible and other assets-net	2,845	Intangible and other assets-net	2,785	Other long-term liabilities	1,936	Other long-term liabilities	250
Interest rate swap designated as a cash flow hedging instrument	Intangible and other assets-net	—	Intangible and other assets-net	311	Other long-term liabilities	985	Other long-term liabilities	128
Total		$13,554		$16,447		$10,647		$2,199

At the end of the Second Quarter, the Company had forward contracts designated as cash flow hedges with maturities extending through June 2018. As of July 2, 2016, an estimated net gain of $3.3 million is expected to be reclassified into earnings within the next twelve months at prevailing foreign currency exchange rates. See “Note 1—Financial Statement Policies” for additional disclosures on foreign currency hedging instruments.

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
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of July 2, 2016 (in thousands):

	Fair Value at July 2, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Forward contracts	$—	$13,554	$—	$13,554
Deferred compensation plan assets:
Investment in publicly traded mutual funds	2,398	—	—	2,398
Total	$2,398	$13,554	$—	$15,952
Liabilities:
Forward contracts	—	8,094	—	8,094
Interest rate swap	—	2,553	—	2,553
Total	$—	$10,647	$—	$10,647

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
The fair values of the Company’s deferred compensation plan assets are based on quoted prices. The deferred compensation plan assets are recorded in intangible and other assets-net in the Company’s condensed consolidated balance sheets. The fair values of the Company’s forward contracts are based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates. The fair values of the interest rate swap assets and liabilities are determined using valuation models based on market observable inputs, including forward curves, mid-market price and volatility levels. See “Note 10—Derivatives and Risk Management” for additional disclosures about the interest rate swaps and forward contracts.
The Company has evaluated its short-term and long-term debt as of July 2, 2016 and January 2, 2016 and believes, based on the interest rates, related terms and maturities, that the fair values of such instruments approximated their carrying amounts. As of July 2, 2016 and January 2, 2016, the carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated their fair values due to the short-term maturities of these accounts.

12. INTANGIBLE AND OTHER ASSETS

The following table summarizes intangible and other assets (in thousands):

		July 2, 2016		January 2, 2016
	Useful	Gross	Accumulated	Gross	Accumulated
	Lives	Amount	Amortization	Amount	Amortization
Intangibles-subject to amortization:
Trademarks	10 yrs.	$4,310	$3,321	$4,175	$3,195
Customer lists	5-10 yrs.	54,064	24,166	53,825	21,001
Patents	3-20 yrs.	2,302	2,082	2,273	2,064
Noncompete agreement	3-6 yrs.	2,524	1,409	2,515	1,134
Developed technology	7 yrs.	36,100	2,579	36,100	—
Trade name	6 yrs.	15,700	1,308	15,700	—
Other	7-20 yrs.	259	214	256	206
Total intangibles-subject to amortization		115,259	35,079	114,844	27,600
Intangibles-not subject to amortization:
Trade names		74,503		74,493
Other assets:
Key money deposits		28,612	20,349	29,357	19,805
Other deposits		22,303		21,684
Deferred compensation plan assets		2,398		2,406
Deferred tax asset-net		22,131		18,602
Restricted cash		525		512
Shop-in-shop		9,494	7,807	9,985	8,262
Interest rate swap		—		311
Forward contracts		2,845		2,785
Investments		2,397		2,396
Other		4,784		5,519
Total other assets		95,489	28,156	93,557	28,067
Total intangible and other assets		$285,251	$63,235	$282,894	$55,667
Total intangible and other assets-net			$222,016		$227,227

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
Amortization expense for intangible assets was approximately $3.8 million and $1.4 million for the Second Quarter and Prior Year Quarter, respectively, and $7.5 million and $2.5 million for the Year To Date Period and Prior Year YTD Period, respectively. Estimated aggregate future amortization expense by fiscal year for intangible assets is as follows (in thousands):

Fiscal Year	Amortization Expense
2016 (remaining)	$7,487
2017	$14,721
2018	$14,366
2019	$14,037
2020	$13,528
2021	$9,703

13. COMMITMENTS AND CONTINGENCIES
Litigation. The Company is occasionally subject to litigation or other legal proceedings in the normal course of its business. The Company does not believe that the outcome of any currently pending legal matters, individually or collectively, will have a material effect on the business or financial condition of the Company.

14. DEBT ACTIVITY
The Company made principal payments of $4.7 million and $9.4 million under its Term Loan during the Second Quarter and Year To Date Period, respectively. The Company also made net payments of $83.6 million and $64.0 million under its U.S. revolving line of credit (the "Revolving Credit Facility") during the Second Quarter and Year To Date Period, respectively. Borrowings were primarily used to fund capital expenditures, normal operating expenses and stock repurchases and were more than offset by payments on debt. Amounts available under the Revolving Credit Facility are reduced by any amounts outstanding under standby letters of credit. As of July 2, 2016, the Company had available borrowing capacity of approximately $133.0 million under the Revolving Credit Facility, which was favorably impacted by a $215.5 million international cash balance. The Company incurred approximately $1.6 million and $3.2 million of interest expense related to the Term Loan during the Second Quarter and Year To Date Period, respectively, including the impact of the related interest rate swap. The Company incurred approximately $4.2 million and $7.9 million of interest expense related to the Revolving Credit Facility during the Second Quarter and Year To Date Period, respectively.

15. SUBSEQUENT EVENT
Credit Agreement. On August 8, 2016, the Company entered into a First Amendment to the Amended and Restated Credit Agreement (the "First Amendment"). The First Amendment adds two new levels to the applicable margin pricing grid used to calculate the interest rate that is applicable to base rate loans and LIBOR rate loans under the Revolving Credit Facility and increases the applicable margin at each pricing level for LIBOR rate loans and base rate loans by 25 basis points. Additionally, the First Amendment provides for the net cash proceeds from certain debt issuances by the Company in excess of $25.0 million to be applied, first, to prepay the Term Loan and, for the excess, if any, to prepay the Revolving Credit Facility with a corresponding reduction in the revolving credit commitment by the amount of such excess proceeds. The First Amendment also changes the consolidated total leverage ratio that the Company must comply with for fiscal quarters ending on or after June 30, 2016 from 2.50:1.00 to 3.25:1.00.
In connection with the First Amendment, the Company and certain of its material domestic subsidiaries entered into a Collateral Agreement in favor of Wells Fargo Bank, National Association, as administrative agent, pursuant to which the Company and such subsidiaries granted liens on all or substantially all of their assets in order to secure the Company’s obligations under the Revolving Credit Facility and the other loan documents (the “Obligations”). Additionally, certain of the Company’s domestic subsidiaries entered into a guaranty agreement in favor of Wells Fargo Bank, National Association, as administrative agent, pursuant to which such subsidiaries guarantee the payment and performance of the Obligations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of the financial condition and results of operations of Fossil Group, Inc. and its subsidiaries for the thirteen and twenty-six week periods ended July 2, 2016 (the “Second Quarter” and “Year To Date Period,” respectively) as compared to the thirteen and twenty-six week periods ended July 4, 2015 (the “Prior Year Quarter” and “Prior Year YTD Period,” respectively). This discussion should be read in conjunction with the condensed consolidated financial statements and the related notes thereto.
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
Domestically, we sell our products through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, Company-owned retail and outlet stores, mass market stores and through our FOSSIL® website. Our wholesale customer base includes, among others, Amazon.com, Dillard’s, JCPenney, Kohl’s, Macy’s, Neiman Marcus, Nordstrom, Saks Fifth Avenue, Target and Wal-Mart. In the United States, our network of Company-owned stores included 97 retail stores located in premier retail sites and 141 outlet stores located in major outlet malls as of July 2, 2016. In addition, we offer an extensive collection of our FOSSIL brand products on our website, www.fossil.com, as well as proprietary and licensed watch and jewelry brands through other managed and affiliated websites.
Internationally, our products are sold to department stores, specialty retail stores and specialty watch and jewelry stores in approximately 150 countries worldwide through 23 Company-owned foreign sales subsidiaries and through a network of approximately 80 independent distributors. Internationally, our network of Company-owned stores included 245 retail stores and 132 outlet stores as of July 2, 2016. Our products are also sold through licensed and franchised FOSSIL retail stores, retail concessions operated by us and kiosks in certain international markets. In addition, we offer an extensive collection of our FOSSIL brand products on our websites in certain countries.
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
Results of Operations
Executive Summary. During the Second Quarter, net sales decreased 7% (6% in constant currency), as compared to the Prior Year Quarter. As expected, Second Quarter net sales trailed the Prior Year Quarter; however, during the Second Quarter our sales trends, though still challenging, remained relatively stable. Within the Americas region the wholesale channel proved to be the largest driver of the sales decline in the Second Quarter as the U.S. department stores' business continued to appear soft. Additionally, we experienced a modest decline in sell-through in some markets within the Europe region as compared to the Prior Year Quarter. Although weakness in the traditional watch category continued during the Second Quarter, several areas of our business performed well. We believe these areas of the business are positive indicators that we have the appropriate long-term strategies in place and reinforce our commitment to investing in these strategies to drive future growth.
FOSSIL and SKAGEN® brands both grew during the Second Quarter as compared to the Prior Year Quarter and our leathers assortment, particularly women's handbags, continued to drive positive results. Although our wearables products represent only a small portion of our total business, they continue to resonate with customers. As previously announced, we will be launching connected accessories across more of the brands in our portfolio later this year and are on track to deliver product beginning in the third quarter. The investments we have made in our omni-channel capabilities, including the re-launching of our branded websites, also continue to benefit the business. As consumer shopping patterns and preferences continue to evolve, as recently reflected in the weaker wholesale trends, we are continuing to invest in our digital and omni-channel capabilities and our Customer Relationship Management ("CRM") initiatives. We believe these investments will further enhance our interactions with customers and drive future growth.
FOSSIL branded products increased 1% (2% in constant currency) in the Second Quarter as compared to the Prior Year Quarter, including growth in Asia and Europe and continued strength in women's leathers, a category that is resonating with consumers as we continue to improve the assortment by adding new designs and features. Growth in our FOSSIL branded leathers category was partially offset by a decline in jewelry, while watches were flat (increased slightly in constant currency). During the Second Quarter, our SKAGEN branded products increased 8% (7% in constant currency) as compared to the Prior Year Quarter, representing growth across all major product categories led by watches. Increases in SKAGEN branded sales in Europe and Asia offset declines in the Americas. We believe our owned brands have continued to benefit from our CRM initiatives and our store experiences that drive customer engagement and create a deeper emotional connection to the brands.
Our multi-brand global watch portfolio decreased 10% (9% in constant currency) during the Second Quarter as compared to the Prior Year Quarter. The wholesale channel continued to be the most challenging as the traditional watch category continued to be pressured from the growing technology enabled accessories market and an overall weaker demand for traditional watches. While we continued to benefit from the addition of newer brands to the portfolio including KATE SPADE NEW YORK® and TORY BURCH®, both of which are now fully benefiting from our competitive and strategic advantages of design, product development and global distribution, the majority of the brands in the portfolio declined in the Second Quarter as compared to the Prior Year Quarter. While we are in the early stages of launching connected accessories, with the larger launch across more of our brands in the back half of the year, we continue to believe that our competitive and strategic advantages of creativity, scale, and our portfolio of brands, combined with our technology platform, put us in position to disrupt the watch market as the line blurs between traditional watches and connected accessories.
Global comparable store sales decreased 3% during the Second Quarter as positive comparable store sales in Asia were offset by declines in the Americas and Europe. Globally, our full price retail stores delivered positive comparable store sales with the Fossil Q continuing to sell well and drive traffic to our stores combined with our women's handbags also performing very well. Our outlet stores remain more challenging as our promotions have not offset the traffic headwinds.

During the Second Quarter as compared to the Prior Year Quarter, gross profit decreased primarily driven by lower sales given the challenging retail environment and pressure on the traditional watch category. The gross margin rate also declined, largely as a result of increased off-price sales as we managed our inventory levels and increased promotional activity to drive our outlet business. Additionally, the gross margin rate included an unfavorable currency impact of approximately 90 basis points. Operating expenses for the Second Quarter were in line with the Prior Year Quarter, as the non-recurrence of prior year restructuring charges and a reduction in store expenses were offset by increased expenses associated with wearables and strategic omni-channel investments. Additionally, other income decreased as we had fewer gains on foreign currency contracts during the Second Quarter as compared to the Prior Year Quarter, along with the non-recurrence of an interest rate hedge settlement which benefited the Prior Year Quarter. During the Second Quarter, our financial performance, including the unfavorable impacts of currencies, resulted in earnings of $0.12 per diluted share.

Quarterly Periods Ended July 2, 2016 and July 4, 2015
Consolidated Net Sales. Net sales decreased $54.6 million or 7.4% (6% in constant currency), for the Second Quarter as compared to the Prior Year Quarter. Global watch sales decreased $58.2 million or 10.1% (9% in constant currency), while our leathers products increased $3.8 million or 4.3% (6% in constant currency) driven by increases in FOSSIL. During the Second Quarter, our jewelry business increased $1.0 million or 1.8% (2% in constant currency).
Net sales information by product category is summarized as follows (dollars in millions):

	For the 13 Weeks Ended July 2, 2016		For the 13 Weeks Ended July 4, 2015
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage
Watches	$517.6	75.5%	$575.8	77.8%	$(58.2)	(10.1)%
Leathers	93.2	13.6	89.4	12.1	3.8	4.3
Jewelry	56.8	8.3	55.8	7.5	1.0	1.8
Other	17.8	2.6	19.0	2.6	(1.2)	(6.3)
Total	$685.4	100.0%	$740.0	100.0%	$(54.6)	(7.4)%
As a multinational enterprise, we are exposed to changes in foreign currency exchange rates. The translation of the operations of our foreign-based entities from their local currencies into U.S. dollars is sensitive to changes in foreign currency exchange rates. In general, our overall financial results are affected positively by a weaker U.S. dollar and are affected negatively by a stronger U.S. dollar as compared to the foreign currencies in which we conduct our business. We present constant currency information because we believe that such information is useful to certain investors as a measure of our results of operations year-over-year without the effects of foreign currency fluctuations. To calculate net sales on a constant currency basis, net sales for the current year for entities reporting in currencies other than the U.S. dollar are translated into U.S. dollars at the average rates during the prior year.
In the Second Quarter, the translation of foreign-based net sales into U.S. dollars decreased reported net sales by approximately $6.8 million, including unfavorable impacts of $3.6 million, $2.2 million and $1.0 million in our Americas, Asia and Europe segments, respectively, when compared to the Prior Year Quarter.
The following table sets forth consolidated net sales by segment (dollars in millions):

	For the 13 Weeks Ended July 2, 2016		For the 13 Weeks Ended July 4, 2015		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage
Americas	$345.2	50.4%	$386.1	52.2%	$(40.9)	(10.6)%
Europe	215.9	31.5	227.9	30.8	(12.0)	(5.3)
Asia	124.3	18.1	126.0	17.0	(1.7)	(1.3)
Total	$685.4	100.0%	$740.0	100.0%	$(54.6)	(7.4)%
Americas Net Sales. Americas net sales decreased $40.9 million or 10.6% (10% in constant currency), driven by watches with jewelry and leathers also contributing to the decline during the Second Quarter in comparison to the Prior Year Quarter. During the Second Quarter, our multi-brand watch portfolio decreased $38.0 million or 12.8% (12% in constant currency), while our leathers business decreased $1.5 million or 2.6% (2% in constant currency) and our jewelry category decreased $0.8 million or 3.7% (3% in constant currency). During the Second Quarter, across brands both KATE SPADE NEW YORK and TORY BURCH delivered solid increases that were offset by declines in nearly all of the other brands in the portfolio. During the Second Quarter, though sales trends were relatively stable and generally consistent with the first quarter of fiscal year 2016, the wholesale channel proved to be the largest driver of the sales decline in the Americas region as the U.S. department stores' business continued to appear soft. Within the region, our full-price accessory stores performed relatively well driven by strong performances in women's handbags and wearables during the Second Quarter as compared to the Prior Year Quarter. Modest growth in our retail stores in Canada was offset by a decline in the U.S.
Europe Net Sales. Europe net sales decreased $12.0 million or 5.3% (5% in constant currency), led by a decline in watches and jewelry partially offset by an increase in leathers during the Second Quarter in comparison to the Prior Year Quarter. Our multi-brand watch portfolio decreased $12.8 million or 7.5% (7% in constant currency), while our jewelry category decreased $0.1 million or 0.4% (1% in constant currency) and our leathers business increased $2.0 million or 12.3% (13% in constant currency) in the Second Quarter. Within the region, growth in SKAGEN and FOSSIL was offset by a decline in nearly all of the brands in the licensed portfolio. By country, modest growth in France and Germany was offset by a decline in the United Kingdom and in our distributor markets, which include the Middle East and Russia, and we experienced a modest decline in sell-through in some markets. The retail channel delivered growth during the Second Quarter, including positive comparable store sales in our full-price stores, despite a slight decline in the overall comparable store performance for the region.
Asia Net Sales. Net sales in Asia decreased $1.7 million or 1.3% (flat in constant currency). The decrease was driven by watches, partially offset by modest growth in leathers and jewelry. Constant currency growth in India, Malaysia, Singapore, Australia and China was offset by declines in Japan, Macau and Hong Kong. During the Second Quarter as compared to the Prior Year Quarter, our watch category decreased $7.4 million or 6.9% (5% in constant currency), partially offset by increases in leathers of $3.3 million or 24.9% (29% in constant currency) and increases in jewelry of $1.9 million or 106.5% (109% in constant currency). Growth in FOSSIL and SKAGEN was offset by declines in nearly all of the other brands in the portfolio. Comparable store sales in the region increased modestly in both our owned full-price and outlet stores.
The following table sets forth the number of stores by concept on the dates indicated below:

	July 2, 2016				July 4, 2015
	Americas	Europe	Asia	Total	Americas	Europe	Asia	Total
Full price accessory	126	124	69	319	138	126	63	327
Outlets	155	73	45	273	145	66	42	253
Full priced multi-brand	—	7	16	23	1	5	22	28
Total stores	281	204	130	615	284	197	127	608
During the Second Quarter, we opened nine new stores and closed six stores.
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
Gross Profit. Gross profit of $355.8 million in the Second Quarter decreased 13.1% in comparison to $409.5 million in the Prior Year Quarter as a result of decreased sales and changes in foreign currencies. Gross profit margin rate decreased 340 basis points to 51.9% in the Second Quarter compared to 55.3% in the Prior Year Quarter. The gross profit margin rate decrease was largely driven by increased off-price sales to manage inventory levels and additional promotional activity to drive outlet sales. Additionally, the gross margin rate included an unfavorable currency impact of approximately 90 basis points.
Operating Expenses. Total operating expenses in the Second Quarter increased by $1.3 million or 0.4% to $340.3 million compared to $339.0 million in the Prior Year Quarter. The translation of foreign-denominated expenses during the Second Quarter decreased operating expenses by approximately $1.9 million as a result of the stronger U.S. dollar. The non-recurrence of $6.5 million in restructuring costs that occurred in the Prior Year Quarter and lower store expenses were more than offset by increases in expenses associated with wearables including $6.1 million of Misfit purchase accounting related costs and an increase in strategic omni-channel investments. As a percentage of net sales, operating expenses increased 390 basis points to 49.7% in the Second Quarter as compared to 45.8% in the Prior Year Quarter given the impact of relatively flat expenses on lower sales.

Consolidated Operating Income. Operating income decreased to $15.5 million in the Second Quarter as compared to $70.4 million in the Prior Year Quarter driven by lower sales and gross margin and an $8.1 million unfavorable impact from changes in foreign currencies. As a percentage of net sales, operating margin decreased to 2.3% in the Second Quarter compared to 9.5% in the Prior Year Quarter and included a negative impact of approximately 110 basis points due to changes in foreign currencies.
Sales and gross margins were negatively impacted by currencies in all regional segments during the Second Quarter as compared to the Prior Year Quarter. On a constant currency basis, sales and gross profit decreased across all geographies. Our gross profit margin was negatively impacted by increased promotional activity in our stores, primarily outlets in all regions, and increased off-price sales in the America's wholesale channel in order to manage inventory levels. In the Second Quarter, total operating expenses were relatively flat to the Prior Year Quarter, with increased expenses relating to wearables and Misfit purchase accounting in our corporate costs offset by the non-recurrence of restructuring charges incurred in the Prior Year Quarter and decreased store costs across all segments.
Operating income by segment is summarized as follows (dollars in millions):

	For the 13 Weeks Ended July 2, 2016	For the 13 Weeks Ended July 4, 2015	Growth (Decline)		Operating Margin %
			Dollars	Percentage	2016	2015
Americas	$52.3	$86.0	$(33.7)	(39.2)%	15.2%	22.3%
Europe	31.7	41.8	(10.1)	(24.2)	14.7	18.3
Asia	19.0	20.6	(1.6)	(7.8)	15.2	16.3
Corporate	(87.5)	(78.0)	(9.5)	12.2
Total operating income	$15.5	$70.4	$(54.9)	(78.0)%	2.3%	9.5%
Interest Expense. Interest expense increased by $1.4 million during the Second Quarter as a result of increased debt levels in comparison to the Prior Year Quarter.
Other Income (Expense)-Net. During the Second Quarter, other income (expense)-net decreased by $11.8 million to $2.5 million in comparison to the Prior Year Quarter. This change was primarily driven by lower net foreign currency gains resulting from mark-to-market hedging and other transactional activities as compared to the Prior Year Quarter and a $5.2 million gain related to an interest rate hedge settlement in the Prior Year Quarter.
Provision for Income Taxes. Income tax expense for the Second Quarter was $3.5 million, resulting in an effective income tax rate of 30.2%. For the Prior Year Quarter, income tax expense was $22.9 million, resulting in an effective income tax rate of 28.7%. The higher effective tax rate in the Second Quarter as compared to the Prior Year Quarter was primarily attributable to the recognition of income tax benefits due to the settlement of audits in the Prior Year Quarter. The impact of this discrete benefit is partially offset by a lower projected effective tax rate for 2016 as compared to 2015, largely due to the projected shift in earnings mix towards foreign income which is taxed at lower statutory rates.
Net Income Attributable to Fossil Group, Inc. Second Quarter net income attributable to Fossil Group, Inc. decreased to $6.0 million, or $0.12 per diluted share, in comparison to $54.6 million, or $1.12 per diluted share, in the Prior Year Quarter. Diluted earnings per share in the Second Quarter as compared to the Prior Year Quarter included a $0.19 per diluted share decrease driven by the translation impact of a stronger U.S. dollar and less net foreign currency gains resulting from mark-to-market hedging and other transactional activities. Diluted earnings per share was also unfavorably impacted by a $0.09 per diluted share decrease due to the amortization of acquired Misfit intangible assets and of related contingent equity grants. Partially offsetting these decreases was a $0.09 favorable impact to diluted earnings per share due to the non-recurrence of Prior Year Quarter restructuring charges.
Fiscal Year To Date Periods Ended July 2, 2016 and July 4, 2015
Consolidated Net Sales. Net sales decreased $119.9 million or 8.2% (7% in constant currency), for the Year To Date Period as compared to the Prior Year YTD Period. Global watch sales decreased $113.6 million or 10.1% (8% in constant currency). Our jewelry product category decreased $7.3 million or 6.1% (5% in constant currency), while our leathers category increased $3.3 million or 1.8% (4% in constant currency), during the Year To Date Period as compared to the Prior Year YTD Period. Global comparable store sales decreased 3.1% in our owned retail stores, with positive comparable store sales results in Europe and Asia more than offset by a decline in the Americas. From a product category perspective, comparable store sales declines in watches and jewelry were partially offset by a gain in leathers.

Net sales information by product category is summarized as follows (dollars in millions):

	For the 26 Weeks Ended July 2, 2016		For the 26 Weeks Ended July 4, 2015		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage
Watches	$1,014.1	75.4%	$1,127.7	77.0%	$(113.6)	(10.1)%
Leathers	185.6	13.8	182.3	12.4	3.3	1.8
Jewelry	111.5	8.3	118.8	8.1	(7.3)	(6.1)
Other	34.0	2.5	36.3	2.5	(2.3)	(6.3)
Total	$1,345.2	100.0%	$1,465.1	100.0%	$(119.9)	(8.2)%
In the Year To Date Period, the translation of foreign-based net sales into U.S. dollars decreased reported net sales by approximately $23.2 million, including unfavorable impacts of $8.4 million, $7.6 million and $7.2 million, in our Americas, Asia, and Europe and segments, respectively.
The following table sets forth consolidated net sales by segment (dollars in millions):

	For the 26 Weeks Ended July 2, 2016		For the 26 Weeks Ended July 4, 2015		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage
Americas	$681.0	50.6%	$752.7	51.4%	$(71.7)	(9.5)%
Europe	425.9	31.7	462.2	31.5	(36.3)	(7.9)
Asia	238.3	17.7	250.2	17.1	(11.9)	(4.8)
Total	$1,345.2	100.0%	$1,465.1	100.0%	$(119.9)	(8.2)%
Americas Net Sales. For the Year To Date Period, Americas net sales decreased $71.7 million or 9.5% (8% in constant currency), compared to the Prior Year YTD Period. Sales performance in the Year To Date Period was principally driven by sales declines in watches of $60.5 million or 10.6% (9% in constant currency). Our jewelry and leathers categories also declined $4.3 million or 9.3% (9% in constant currency) and $4.1 million or 3.4% (2% in constant currency), respectively. Comparable store sales decreased moderately in our owned retail stores during the Year To Date Period.
Europe Net Sales. For the Year To Date Period, Europe net sales decreased $36.3 million or 7.9% (6% in constant currency), compared to the Prior Year YTD Period. The sales performance was driven by a $35.3 million or 10.3% decrease in watches (9% in constant currency) and a $4.7 million or 6.8% decrease in jewelry (6% in constant currency) while our leathers business increased $4.1 million or 11.8% (15% in constant currency). Comparable store sales increased modestly in our owned retail stores during the Year To Date Period.
Asia Net Sales. For the Year To Date Period, Asia net sales decreased $11.9 million or 4.8% (2% in constant currency), compared to the Prior Year YTD Period. The sales performance was principally driven by a $17.8 million or 8.3% decrease in watches (5% in constant currency), partially offset by a $3.4 million or 12.7% increase in our leathers category (18% in constant currency) and a $1.7 million or 46.6% increase in jewelry (47% in constant currency). Comparable store sales in the region increased slightly in our owned retail stores.
Gross Profit. For the Year To Date Period, gross profit margin decreased 300 basis points to 52.3% compared to 55.3% in the Prior Year YTD Period. The decreased gross profit margin was primarily driven by the same factors impacting the Second Quarter, including an unfavorable currency impact of approximately 130 basis points.
Operating Expenses. For the Year To Date Period, operating expenses as a percentage of net sales increased to 50.1% compared to 46.7% in the Prior Year YTD Period and included an $8.7 million favorable impact from the translation of foreign-based expenses into U.S. dollars. On a constant currency basis, operating expenses for the Year To Date Period decreased by $0.7 million primarily as a result of the non-recurrence of restructuring charges incurred in the Prior Year YTD Period and decreased store expenses offset by increased expenses associated with wearables and Misfit purchase accounting related costs.
Consolidated Operating Income. Operating income decreased by $96.7 million, or 76.4%, in the Year To Date Period as compared to the Prior Year YTD Period. As a percentage of net sales, operating margin decreased to 2.2% in the Year To Date Period as compared to 8.6% in the Prior Year YTD Period and was negatively impacted by approximately 150 basis points due to changes in foreign currencies.

During the Year To Date Period, sales and gross margins were negatively impacted by currencies in all regional segments as compared to the Prior Year YTD Period. During the Year To Date Period, gross profit margin was negatively impacted by promotional activities to drive retail sales in all geographies and an increased mix of sales in the off-price channel to manage inventory levels in our Americas segment. These unfavorable impacts to gross profit margin were partially offset by a favorable impact from our pricing initiatives. During the Year To Date Period, operating expenses deleveraged in the Americas and Europe segments largely due to fixed expenses on lower sales.
During the Year To Date Period, the translation of foreign-based sales and expenses into U.S. dollars decreased operating income by approximately $20.8 million. Operating income by segment is summarized as follows (dollars in millions):

	For the 26 Weeks Ended July 2, 2016	For the 26 Weeks Ended July 4, 2015	Growth (Decline)		Operating Margin %
			Dollars	Percentage	2016	2015
Americas	$111.9	$162.5	$(50.6)	(31.1)%	16.4%	21.6%
Europe	60.2	79.1	(18.9)	(23.9)	14.1	17.1
Asia	36.9	41.1	(4.2)	(10.2)	15.5	16.4
Corporate	(179.1)	(156.1)	(23.0)	14.7
Total operating income	$29.9	$126.6	$(96.7)	(76.4)%	2.2%	8.6%
Interest Expense. Interest expense increased by $3.2 million during the Year To Date Period as a result of increased debt levels in comparison to the Prior Year YTD Period.
Other Income (Expense)-Net. During the Year To Date Period, other income (expense)-net decreased by $16.7 million to $4.8 million in comparison to the Prior Year YTD Period. This decrease was primarily driven by lower net foreign currency hedging gains in the Year To Date Period compared to the Prior Year YTD period, and the non-recurrence of a $5.2 million gain recorded in the Prior Year YTD Period related to an interest rate hedge settlement.
Provision for Income Taxes. Income tax expense for the Year To Date Period was $6.8 million, resulting in an effective income tax rate of 30.5%. For the Prior Year YTD Period, income tax expense was $41.4 million, resulting in an effective income tax rate of 29.8%. The higher effective tax rate in the Year To Date Period as compared to the Prior Year YTD Period was primarily attributable to the recognition of income tax benefits due to the settlement of audits in the Prior Year YTD Period. The impact of this discrete benefit is partially offset by a lower projected effective tax rate for 2016 as compared to 2015, largely due to the projected shift in earnings mix towards foreign income which is taxed at lower statutory rates.
Net Income Attributable to Fossil Group, Inc. Year To Date Period net income attributable to Fossil Group, Inc. decreased by 87.3% to $11.8 million, or $0.24 per diluted share, in comparison to $92.7 million, or $1.87 per diluted share, in the Prior Year YTD Period. Diluted earnings per share in the Year To Date Period as compared to the Prior Year YTD Period included a $0.45 per diluted share decrease related to the foreign currency translation impact of a stronger U.S. dollar and less net foreign currency gains resulting from mark-to-market hedging and other transactional activities. Diluted earnings per share was also unfavorably impacted by an $0.18 per diluted share decrease due to the amortization of acquired Misfit intangible assets and of related contingent equity grants. Partially offsetting these decreases was a $0.27 favorable impact to diluted earnings per share due to the non-recurrence of Prior Year YTD Period restructuring charges.
Liquidity and Capital Resources
Historically, our business operations have not required substantial cash during the first several months of our fiscal year. Generally, starting in the third quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our quarterly cash requirements are also impacted by the number of new stores we open, other capital expenditures and strategic investments such as acquisitions and stock repurchases. Our cash and cash equivalents balance at the end of the Second Quarter was $231.8 million, including $223.3 million held in banks outside the U.S., in comparison to cash and cash equivalents of $249.9 million at the end of the Prior Year Quarter and $289.3 million at the end of fiscal year 2015. We believe cash from operating activities as well as amounts available under our U.S. credit facilities are sufficient to meet our cash needs in the U.S. for the next 12 months.
For the Year to Date Period, we generated operating cash flow of $71.9 million. This operating cash flow combined with cash on hand was utilized to fund $74.0 million in net repayments on our credit facilities and $39.3 million of capital expenditures. Cash flows provided by operations consisted primarily of net income of $15.5 million adjusted by net non-cash expenses of $46.5 million and a net $10.0 million in funds provided by working capital items.
Accounts receivable, net of allowances, increased by 1.0% to $257.1 million at the end of the Second Quarter compared to $254.5 million at the end of the Prior Year Quarter. Days sales outstanding for our wholesale businesses for the Second

Quarter was 46 days compared to 41 days in the Prior Year Quarter. The increase was primarily due to the timing and mix of sales in the Second Quarter as compared to the Prior Year Quarter.
Inventory at the end of the Second Quarter was $661.7 million, which represented a 1.1% decrease from the end of the Prior Year Quarter ending inventory balance of $669.3 million.
The following tables reflect our common stock repurchase activity under our repurchase programs for the periods indicated (in millions):

			For the 13 Weeks Ended July 2, 2016		For the 13 Weeks Ended July 4, 2015
Fiscal Year Authorized	Dollar Value Authorized	Termination Date	Number of Shares Repurchased	Dollar Value Repurchased	Number of Shares Repurchased	Dollar Value Repurchased
2014	$1,000.0	December 2018	—	$0.8	1.3	$102.5
2012	$1,000.0	December 2016 (1)	—	$—	—	$—
2010	$30.0	None	—	$—	—	$—

			For the 26 Weeks Ended July 2, 2016		For the 26 Weeks Ended July 4, 2015
Fiscal Year Authorized	Dollar Value Authorized	Termination Date	Number of Shares Repurchased	Dollar Value Repurchased	Number of Shares Repurchased	Dollar Value Repurchased
2014	$1,000.0	December 2018	0.1	$5.2	2.2	$188.2
2012	$1,000.0	December 2016 (1)	—	$—	0.3	$28.8
2010	$30.0	None	—	$—	—	$—
__________________________________________________________________________________
(1) In the first quarter of fiscal year 2015, the Company completed this repurchase plan.
We effectively retired 0.1 million shares of common stock repurchased under our repurchase plans during the Year to Date Period. We account for the retirements by allocating the repurchase price, which is based upon the equity contribution associated with historical issuances, to common stock, additional paid-in capital and retained earnings. The effective retirement of common stock repurchased during the Year to Date Period decreased common stock by approximately $1,100, additional paid-in capital by $0.2 million, retained earnings by $5.0 million and treasury stock by $5.2 million. We effectively retired 2.5 million shares of our common stock during the Prior Year YTD Period that was repurchased under our repurchase programs. The effective retirement of common stock repurchased during the Prior Year YTD Period decreased common stock by approximately $25,500, additional paid-in capital by $0.6 million, retained earnings by $216.4 million and treasury stock by $217.0 million. At January 2, 2016 and July 2, 2016, all treasury stock had been effectively retired. As of July 2, 2016, we had a total of $824.2 million of repurchase authorizations remaining under our combined repurchase programs.
At the end of the Second Quarter, we had working capital of $900.7 million compared to working capital of $984.4 million at the end of the Prior Year Quarter. Additionally, at the end of the Second Quarter, we had approximately $26.3 million of short-term borrowings and $708.7 million in long-term debt.
On March 9, 2015, we entered into an Amended and Restated Credit Agreement (as amended, the “Credit Agreement”). The Credit Agreement provides for (i) revolving credit loans in the amount of $1.05 billion (the “Revolving Credit Facility”), with an up to $20.0 million subfacility for swingline loans (the “Swingline Loan”), and an up to $10.0 million subfacility for letters of credit, and (ii) a term loan in the amount of $231.3 million (the “Term Loan”). The Credit Agreement expires and is due and payable on May 17, 2018. The Credit Agreement amended and restated that certain credit agreement, dated as of May 17, 2013, as amended (the “Prior Agreement”).
Our obligations under the Credit Agreement are guaranteed by all of our direct and indirect material domestic subsidiaries and secured by a lien on all or substantially all of our assets and the assets of our direct and indirect material domestic subsidiaries, as well as the pledge of 65% of the total outstanding voting capital stock and 100% of the non-voting capital stock of our material first-tier foreign subsidiaries. The Credit Agreement refinanced the indebtedness under the Prior Agreement and may be used to finance the acquisition of capital assets, ongoing working capital and other general corporate purposes to the extent permitted under the Credit Agreement.
As of July 2, 2016, amounts outstanding under the Revolving Credit Facility and the Term Loan under the Credit Agreement bore interest, at our option, at (i) the base rate (defined as the highest of (a) the prime rate publicly announced by Wells Fargo, (b) the federal funds rate plus 0.5% and (c) London Interbank Offer Rate ("LIBOR") for an interest period of one month plus 1.0%) plus the base rate applicable margin (which varies, based upon our consolidated total leverage ratio, from 0.25%, if the consolidated total leverage ratio is less than 1.00 to 1.00, to 1.00%, if the consolidated total leverage ratio was greater than or equal to 2.00 to 1.00) or (ii) the LIBOR rate (defined as the quotient obtained by dividing (a) LIBOR by (b) 1.00 minus the Eurodollar reserve percentage) plus the LIBOR rate applicable margin (which varies, based upon the consolidated total leverage ratio, from 1.25%, if the consolidated total leverage ratio was less than 1.00 to 1.00, to 2.00%, if the consolidated total leverage ratio is greater than or equal to 2.00 to 1.00).
As of August 8, 2016, amounts outstanding under the Revolving Credit Facility and the Term Loan under the Credit Agreement bear interest, at our option, at (i) the base rate (defined as the highest of (a) the prime rate publicly announced by Wells Fargo, (b) the federal funds rate plus 0.5% and (c) London Interbank Offer Rate ("LIBOR") for an interest period of one month plus 1.0%) plus the base rate applicable margin (which varies, based upon our consolidated total leverage ratio, from 0.50%, if the consolidated total leverage ratio is less than 1.00 to 1.00, to 1.75%, if the consolidated total leverage ratio is greater than or equal to 3.00 to 1.00) or (ii) the LIBOR rate (defined as the quotient obtained by dividing (a) LIBOR by (b) 1.00 minus the Eurodollar reserve percentage) plus the LIBOR rate applicable margin (which varies, based upon the consolidated total leverage ratio, from 1.50%, if the consolidated total leverage ratio is less than 1.00 to 1.00, to 2.75%, if the consolidated total leverage ratio is greater than or equal to 3.00 to 1.00).
Amounts outstanding under the Swingline Loan under the Credit Agreement or upon any drawing under a letter of credit bear interest at the base rate plus the applicable margin. Interest based upon the base rate is payable quarterly in arrears. Interest based upon the LIBOR rate is payable on the last day of the applicable interest period.
Financial covenants in the Credit Agreement require us to maintain (i) a consolidated total leverage ratio no greater than 2.50 to 1.00 for any fiscal quarter ending on or prior to March 31, 2016 and 3.25 to 1.00 for any fiscal quarter ending on or after June 30, 2016, and (ii) a consolidated interest coverage ratio no less than 3.50 to 1.00.
During the Year to Date Period, we made principal payments of $9.4 million under the Term Loan. Additionally, we had net principal payments of $64.0 million under the Revolving Credit Facility at an average annual interest rate of 2.08%. As of July 2, 2016, we had $203.9 million and $525.0 million outstanding under the Term Loan and the Revolving Credit Facility, respectively. In addition, we had $1.1 million of outstanding standby letters of credit at July 2, 2016. Amounts available under the Revolving Credit Facility are reduced by any amounts outstanding under standby letters of credit. As of July 2, 2016, we had $133.0 million in borrowing capacity under the Revolving Credit Facility, which was favorably impacted by a $215.5 million international cash balance. Borrowings under the Revolving Credit Facility were mainly used to fund capital expenditures, normal operating expenses and common stock repurchases. The August 8, 2016 amendment to our Revolving Credit Facility would have increased our July 2, 2016 borrowing capacity by $260.4 million, if it had been effective on that date. At July 2, 2016, we were in compliance with all debt covenants related to all our credit facilities.
For fiscal year 2016, we expect total capital expenditures to be approximately $70 million to $80 million. Of this amount, we expect approximately 65% will be for strategic growth, including investments in omni-channel, global concessions and technology, approximately 20% will be for retail store expansion and renovation and approximately 15% will be for technology and facilities maintenance. Our capital expenditure budget and allocation of it to the foregoing investments are estimates and are subject to change. We believe that cash flows from operations combined with existing cash on hand and amounts available under the Revolving Credit Facility will be sufficient to fund our working capital needs and planned capital expenditures for the next twelve months.
Contractual Obligations
As of July 2, 2016, there were no material changes to our contractual obligations set forth in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016.
Off Balance Sheet Arrangements
As of July 2, 2016, there were no material changes to our off balance sheet arrangements as set forth in commitments and contingencies in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016.
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
As a multinational enterprise, we are exposed to changes in foreign currency exchange rates. Our most significant foreign currency risk relates to the euro and, to a lesser extent, the British pound, Canadian dollar, Japanese yen, Mexican peso and Australian dollar as compared to the U.S. dollar. Due to our vertical nature whereby a significant portion of goods are sourced from our owned entities, we face foreign currency risks related to the necessary current settlement of intercompany inventory transactions. We employ a variety of operating practices to manage these market risks relative to foreign currency exchange rate changes and, where deemed appropriate, utilize forward contracts. These operating practices include, among others, our ability to convert foreign currency into U.S. dollars at spot rates and to maintain U.S. dollar pricing relative to sales of our products to certain distributors located outside the U.S. Additionally, during the first quarter of fiscal year 2016, the Company entered into forward contracts to manage fluctuations in Japanese yen exchange rates that will be used to settle future third-party inventory component purchases by a U.S. dollar functional currency subsidiary. The use of forward contracts allows us to offset exposure to rate fluctuations because the gains or losses incurred on the derivative instruments will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. We use derivative instruments only for risk management purposes and do not use them for speculation or for trading. There were no significant changes in how we managed foreign currency transactional exposure in the Second Quarter, and management does not anticipate any significant changes in such exposures or in the strategies we employ to manage such exposure in the near future.
We are exposed to risk that adverse changes in foreign currency exchange rates could impact our net investment in foreign operations. To manage this risk, during the first quarter of fiscal year 2016, we entered into a forward contract designated as a net investment hedge to reduce exposure to changes in currency exchange rates on 45.0 million euros of our total investment in a euro-denominated foreign subsidiary. The hedge was settled during the Second Quarter resulting in a net gain of $0.5 million net of taxes that was recognized in the currency translation component of accumulated other comprehensive income (loss).
The following table shows our outstanding forward contracts designated as cash flow hedges for inventory transactions (in millions) at July 2, 2016 and their expiration dates.

Functional Currency		Contract Currency
Type	Amount	Type	Amount	Expiration Date
Euro	255.1	U.S. dollar	288.3	May 2018
British pound	52.9	U.S. dollar	79.0	June 2018
Canadian dollar	80.5	U.S. dollar	61.0	June 2018
Japanese yen	4,077.9	U.S. dollar	35.7	June 2018
Mexican peso	335.4	U.S. dollar	18.3	March 2017
Australian dollar	20.0	U.S. dollar	14.6	March 2017
U.S. dollar	28.0	Japanese yen	3,013.0	November 2016
If we were to settle our euro, British pound, Canadian dollar, Japanese yen, Mexican peso, Australian dollar and U.S. dollar based forward contracts hedging inventory transactions as of July 2, 2016, the net result would have been a net gain of approximately $3.8 million, net of taxes. As of July 2, 2016, a 10% unfavorable change in the U.S. dollar strengthening against foreign currencies to which we have balance sheet transactional exposures would have decreased net pre-tax income by $12.1 million. The translation of the balance sheets of our foreign-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. As of July 2, 2016, a 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would have reduced consolidated stockholders' equity by approximately $64.9 million.
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
Based on our variable-rate debt outstanding as of July 2, 2016, excluding the $203.9 million outstanding under our Term Loan hedged with an interest rate swap agreement, a 100 basis point increase in interest rates would increase annual interest expense by approximately $5.3 million.

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
Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of July 2, 2016.
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
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (2)
April 3, 2016 - July 2, 2016	18,808	$43.42	18,600	$824,158,481
Total	18,808		18,600

_______________________________________________
(1)                  During the Second Quarter, 208 shares of repurchased common stock were acquired from grantees in connection with income tax withholding obligations arising from vesting of restricted stock grants. These shares were not part of our publicly announced program to repurchase shares of common stock.
(2)                  In November 2014, we announced a common stock repurchase program pursuant to which $1.0 billion could be used to repurchase outstanding shares of our common stock. This $1.0 billion repurchase program has a termination date of December 2018. In addition, we have a $30.0 million common stock repurchase program with no termination date.

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

3.3	Fourth Amended and Restated Bylaws of Fossil Group, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on May 28, 2013).

3.4	Amendment No. 1 to Fourth Amended and Restated Bylaws of Fossil Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 20, 2014).

10.1(1)	Amendment to the Restricted Stock Unit Award Under the Fossil Group, Inc. 2008 Long-Term Incentive Plan.

10.2(1)	Amendment to the Stock Appreciation Rights Award Under the Fossil Group, Inc. 2008 Long-Term Incentive Plan.

10.3(1)	Amendment to the Restricted Stock Unit Award Under the Fossil Group, Inc. 2008 Long-Term Incentive Plan for Performance Grants.

10.4(1)	Restricted Stock Unit Award Under the Fossil Group, Inc. 2016 Long-Term Incentive Plan.

10.5(1)	Stock Appreciation Rights Award Under the Fossil Group, Inc. 2016 Long-Term Incentive Plan.

10.6(1)	Restricted Stock Unit Award Under the Fossil Group, Inc. 2016 Long-Term Incentive Plan for Performance Grants.

31.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

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

FOSSIL GROUP, INC.

August 11, 2016	/S/ DENNIS R. SECOR
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

3.3	Fourth Amended and Restated Bylaws of Fossil Group, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on May 28, 2013).

3.4	Amendment No. 1 to Fourth Amended and Restated Bylaws of Fossil Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 20, 2014).

10.1(1)	Amendment to the Restricted Stock Unit Award Under the Fossil Group, Inc. 2008 Long-Term Incentive Plan.

10.2(1)	Amendment to the Stock Appreciation Rights Award Under the Fossil Group, Inc. 2008 Long-Term Incentive Plan.

10.3(1)	Amendment to the Restricted Stock Unit Award Under the Fossil Group, Inc. 2008 Long-Term Incentive Plan for Performance Grants.

10.4(1)	Restricted Stock Unit Award Under the Fossil Group, Inc. 2016 Long-Term Incentive Plan.

10.5(1)	Stock Appreciation Rights Award Under the Fossil Group, Inc. 2016 Long-Term Incentive Plan.

10.6(1)	Restricted Stock Unit Award Under the Fossil Group, Inc. 2016 Long-Term Incentive Plan for Performance Grants.

31.1(1)	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1(2)	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(2)	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(1)	XBRL Instance Document.

101.SCH(1)	XBRL Taxonomy Extension Schema Document.

101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document.
 ______________________________________________
(1)                  Filed herewith.
(2)                 Furnished herewith.