Form 10-Q
period 2016-10-01
Fossil Group, Inc.
filed 2016-11-10
CIK 883569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 1, 2016

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

The number of shares of the registrant’s common stock outstanding as of November 3, 2016: 48,132,991

FOSSIL GROUP, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED OCTOBER 1, 2016

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
IN THOUSANDS

	October 1, 2016	January 2, 2016
Assets
Current assets:
Cash and cash equivalents	$235,952	$289,275
Accounts receivable - net of allowances of $61,611 and $84,558, respectively	321,289	370,761
Inventories	699,648	625,344
Prepaid expenses and other current assets	132,731	157,290
Total current assets	1,389,620	1,442,670
Property, plant and equipment - net of accumulated depreciation of $422,126 and $398,068, respectively	290,757	326,370
Goodwill	364,647	359,394
Intangible and other assets-net	212,586	227,227
Total long-term assets	867,990	912,991
Total assets	$2,257,610	$2,355,661
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$193,560	$208,083
Short-term and current portion of long-term debt	26,382	23,159
Accrued expenses:
Compensation	60,928	61,496
Royalties	25,756	38,359
Co-op advertising	16,242	28,918
Transaction taxes	25,564	44,425
Other	75,704	76,592
Income taxes payable	—	8,497
Total current liabilities	424,136	489,529
Long-term income taxes payable	20,912	20,634
Deferred income tax liabilities	60,693	75,165
Long-term debt	697,409	785,076
Other long-term liabilities	69,541	52,714
Total long-term liabilities	848,555	933,589
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, 48,131 and 48,125 shares issued and outstanding at October 1, 2016 and January 2, 2016, respectively	481	481
Additional paid-in capital	208,203	187,456
Retained earnings	838,127	813,957
Accumulated other comprehensive income (loss)	(74,150)	(80,506)
Total Fossil Group, Inc. stockholders’ equity	972,661	921,388
Noncontrolling interest	12,258	11,155
Total stockholders’ equity	984,919	932,543
Total liabilities and stockholders’ equity	$2,257,610	$2,355,661

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
UNAUDITED
IN THOUSANDS, EXCEPT PER SHARE DATA

	For the 13 Weeks Ended October 1, 2016	For the 13 Weeks Ended October 3, 2015	For the 39 Weeks Ended October 1, 2016	For the 39 Weeks Ended October 3, 2015
Net sales	$737,990	$771,303	$2,083,206	$2,236,363
Cost of sales	352,910	353,569	994,039	1,008,439
Gross profit	385,080	417,734	1,089,167	1,227,924
Operating expenses:
Selling, general and administrative expenses	339,432	338,888	1,013,664	1,003,931
Restructuring charges	14,473	3,141	14,473	21,700
Total operating expenses	353,905	342,029	1,028,137	1,025,631
Operating income	31,175	75,705	61,030	202,293
Interest expense	6,967	5,103	19,386	14,295
Other income (expense) - net	1,591	6,830	6,402	28,310
Income before income taxes	25,799	77,432	48,046	216,308
Provision for income taxes	6,451	17,303	13,230	58,721
Net income	19,348	60,129	34,816	157,587
Less: Net income attributable to noncontrolling interest	1,992	2,595	5,646	7,335
Net income attributable to Fossil Group, Inc.	$17,356	$57,534	$29,170	$150,252
Other comprehensive income (loss), net of taxes:
Currency translation adjustment	$1,662	$(7,435)	$9,383	$(35,382)
Cash flow hedges - net change	1,360	(5,258)	(4,741)	(5,443)
Pension plan activity	—	—	1,714	—
Total other comprehensive income (loss)	3,022	(12,693)	6,356	(40,825)
Total comprehensive income	22,370	47,436	41,172	116,762
Less: Comprehensive income attributable to noncontrolling interest	1,992	2,595	5,646	7,335
Comprehensive income attributable to Fossil Group, Inc.	$20,378	$44,841	$35,526	$109,427
Earnings per share:
Basic	$0.36	$1.19	$0.61	$3.06
Diluted	$0.36	$1.19	$0.60	$3.06
Weighted average common shares outstanding:
Basic	48,130	48,153	48,127	49,027
Diluted	48,291	48,242	48,286	49,148

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
IN THOUSANDS

	For the 39 Weeks Ended October 1, 2016	For the 39 Weeks Ended October 3, 2015
Operating Activities:
Net income	$34,816	$157,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	73,198	63,421
Stock-based compensation	23,894	13,997
Decrease in allowance for returns-net of inventory in transit	(14,955)	(7,981)
(Gain) loss on disposal of assets - net	(9,866)	2,164
Impairment losses	2,213	5,587
Non-cash restructuring charges	12,523	2,381
Decrease in allowance for doubtful accounts	(3,915)	(1,867)
Excess tax benefits from stock-based compensation	(5)	(176)
Deferred income taxes and other	(9,304)	7,458
Contingent consideration remeasurement	—	(114)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	74,706	103,259
Inventories	(76,869)	(172,746)
Prepaid expenses and other current assets	17,640	(20,669)
Accounts payable	(16,887)	17,871
Accrued expenses	(38,572)	(18,618)
Income taxes payable	(9,257)	(17,064)
Net cash provided by operating activities	59,360	134,490
Investing Activities:
Additions to property, plant and equipment	(53,524)	(53,171)
Decrease (increase) in intangible and other assets	2,509	(737)
Skagen Designs arbitration settlement	—	5,968
Misfit working capital settlement	788	—
Proceeds from the sale of property, plant and equipment	44,584	—
Business acquisitions-net of cash acquired	—	(4,820)
Net investment hedge settlement	752	—
Net cash used in investing activities	(4,891)	(52,760)
Financing Activities:
Acquisition of common stock	(6,448)	(231,220)
Distribution of noncontrolling interest earnings	(4,543)	(5,257)
Excess tax benefits from stock-based compensation	5	176
Debt borrowings	756,000	1,867,550
Debt payments	(839,629)	(1,691,139)
Proceeds from exercise of stock options	57	658
Payment for shares of Fossil, S.L.	(8,657)	(2,097)
Other financing activities	(2,647)	—
Net cash used in financing activities	(105,862)	(61,329)
Effect of exchange rate changes on cash and cash equivalents	(1,930)	4,907
Net decrease in cash and cash equivalents	(53,323)	25,308
Cash and cash equivalents:
Beginning of period	289,275	276,261
End of period	$235,952	$301,569

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1. FINANCIAL STATEMENT POLICIES
Basis of Presentation. The condensed consolidated financial statements include the accounts of Fossil Group, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”).
The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of October 1, 2016, and the results of operations for the thirteen-week periods ended October 1, 2016 (“Third Quarter”) and October 3, 2015 (“Prior Year Quarter”), respectively, and the thirty-nine week periods ended October 1, 2016 (“Year To Date Period”) and October 3, 2015 (“Prior Year YTD Period”). All adjustments are of a normal, recurring nature.
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
Hedging Instruments. The Company is exposed to certain market risks relating to foreign exchange rates and interest rates. The Company actively monitors and attempts to manage these exposures using derivative instruments including foreign exchange forward contracts ("forward contracts") and interest rate swaps. The Company’s foreign subsidiaries periodically enter into forward contracts to hedge the future payment of intercompany inventory transactions denominated in U.S. dollars. Additionally, during the first quarter of fiscal year 2016, the Company entered into forward contracts to manage fluctuations in Japanese yen exchange rates that will be used to settle future third-party inventory component purchases by a U.S. dollar functional currency subsidiary. If the Company was to settle its euro, British pound, Canadian dollar, Japanese yen, Mexican peso, Australian dollar and U.S dollar forward contracts as of October 1, 2016, the result would have been a net gain of approximately $3.6 million, net of taxes. This unrealized gain is recognized in other comprehensive income (loss), net of taxes on the Company's consolidated statements of income and comprehensive income. Additionally, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the cash flows being hedged, any changes in fair value relating to the ineffective portion of these contracts would be recognized in other income (expense)-net on the Company's consolidated statements of income and comprehensive income. Also, the Company has entered into interest rate swap agreements to effectively convert portions of its variable rate debt obligations to fixed rates. Changes in the fair value of the interest rate swaps are recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity, and are recognized in interest expense in the period in which the payment is settled. To reduce exposure to changes in currency exchange rates adversely affecting the Company’s investment in foreign currency-denominated subsidiaries, the Company periodically enters into forward contracts designated as net investment hedges. Both realized and unrealized gains and losses from net investment hedges are recognized in the cumulative translation adjustment component of other comprehensive income (loss), and will be reclassified into earnings in the event the Company's underlying investments are liquidated or disposed. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. See “Note 10—Derivatives and Risk Management” for additional disclosures about the Company’s use of derivatives.
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
The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS (in thousands, except per share data):

	For the 13 Weeks Ended October 1, 2016	For the 13 Weeks Ended October 3, 2015	For the 39 Weeks Ended October 1, 2016	For the 39 Weeks Ended October 3, 2015
Numerator:
Net income attributable to Fossil Group, Inc.	$17,356	$57,534	$29,170	$150,252
Denominator:
Basic EPS computation:
Basic weighted average common shares outstanding	48,130	48,153	48,127	49,027
Basic EPS	$0.36	$1.19	$0.61	$3.06
Diluted EPS computation:
Basic weighted average common shares outstanding	48,130	48,153	48,127	49,027
Effect of stock options, stock appreciation rights, restricted stock units and performance restricted stock units	161	89	159	121
Diluted weighted average common shares outstanding	48,291	48,242	48,286	49,148
Diluted EPS	$0.36	$1.19	$0.60	$3.06
Approximately 1.6 million, 1.5 million, 0.6 million and 0.5 million weighted shares issuable under stock-based awards were not included in the diluted EPS calculation at the end of the Third Quarter, Year To Date Period, Prior Year Quarter, and Prior Year YTD Period, respectively, because they were antidilutive. Approximately 1.1 million weighted performance shares were not included in the diluted EPS calculation at the end of the Third Quarter and Year to Date Period as the performance targets were not met.
Recently Issued Accounting Standards. In October 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). ASU 2016-16 requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company is still evaluating the effect of adopting ASU 2016-16.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 provides guidance on how certain cash receipts and cash payments should be presented and classified in the statement of cash flows with the objective of reducing existing diversity in practice with respect to these items. ASU 2016-05 is effective for annual periods, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. This standard will not have a material impact on the Company’s consolidated results of operations or financial position.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for annual periods, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The Company is still evaluating the effect of adopting ASU 2016-09, but the adoption may create volatility in the Company's effective tax rate.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification® (“ASU 2016-02”), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and modifies accounting, presentation and disclosure for both lessors and lessees. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. ASU 2016-02 is effective for annual periods, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. Many of the Company’s leases are considered operating leases and are not capitalized under ASC 840. Under ASC 842 the majority of these leases will qualify for capitalization and will result in the recognition of lease assets and lease liabilities once the new standard is adopted. The Company is in the process of reviewing lease contracts to determine the impact of adopting ASU 2016-02.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), deferring the effective date of ASU 2014-09. The new revenue standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and allows either a full retrospective adoption to all periods presented or a modified retrospective adoption approach with the cumulative effect of initial application of the revised guidance recognized at the date of initial application. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”). ASU 2016-08 is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”). ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. Early adoption is permitted for periods beginning after December 15, 2016. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). ASU 2016-12 clarifies three aspects of Topic 606, including the objective of the collectability criterion, the measurement date for noncash consideration and the requirements for a completed contract. ASU 2016-12 also includes a practical expedient for contract modifications. Additionally, the amendments allow an entity to exclude all sales taxes collected from customers from the transaction price. The Company expects to identify similar performance obligations under ASC 606 as compared to current guidance under ASC 605. As a result, we expect the timing of our revenue recognition to remain substantially unchanged.

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

2. ACQUISITIONS AND GOODWILL
Fossil Spain Acquisition.    On August 10, 2012, the Company’s joint venture company, Fossil, S.L. (“Fossil Spain”), entered into a Framework Agreement (the “Framework Agreement”) with several related and unrelated parties, including General De Relojeria, S.A. (“General De Relojeria”), the Company’s joint venture partner. Pursuant to the Framework Agreement, Fossil Spain was granted the right to acquire the outstanding 50% of its shares owned by General De Relojeria upon the expiration of the joint venture agreement on December 31, 2015. The Company completed the acquisition of these shares in the second quarter of fiscal year 2016, at which time Fossil Spain became a wholly-owned subsidiary of the Company. During the second quarter of fiscal year 2016, the fixed and previously remaining variable components of the purchase price were settled in the amounts of 4.3 million euros (approximately $4.8 million as of the settlement date) and 3.5 million euros (approximately $3.9 million as of the settlement date), respectively. As of January 1, 2013, pursuant to the Framework Agreement, the Company assumed control over the board of directors and the day-to-day management of Fossil Spain, and began consolidating Fossil Spain, instead of treating it as an equity method investment.
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
The purchase price was $215.4 million in cash, net of cash acquired and subject to working capital adjustments, and $1.7 million in replacement awards attributable to precombination service. At closing, $12.5 million of the cash payment was placed into an escrow fund for the Company for working capital adjustments and indemnification obligations of the seller incurred within 12 months from the closing date. The Company received $0.8 million from the escrow during the second quarter of fiscal year 2016 as a working capital settlement and has recorded a receivable for additional claims incurred. To fund the cash purchase price, the Company utilized cash on hand and approximately $60 million of availability under its $1.05 billion revolving line of credit. The results of Misfit's operations have been included in the Company’s consolidated financial statements since December 22, 2015.

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
Purchase accounting adjustments during the Year To Date Period include a $5.9 million reduction to inventories, $4.0 million increase to current liabilities, $3.8 million reduction to total transaction consideration, $3.7 million reduction to long-term liabilities, $3.6 million increase to goodwill and a $1.2 million reduction to accounts receivable. The amounts shown above may change in the near term as management continues to assess the fair value of acquired assets and liabilities. A change in this valuation may also impact the income tax related accounts and goodwill. The goodwill recognized from the acquisition has an indefinite useful life and will be included in the Company’s annual impairment testing.
Goodwill. The changes in the carrying amount of goodwill were as follows (in thousands):

	Americas	Europe	Asia	Total
Balance at January 2, 2016	$283,598	$63,981	$11,815	$359,394
Segment allocation and acquisition adjustments (1)	(78,197)	49,760	32,053	3,616
Currency	(166)	1,742	61	1,637
Balance at October 1, 2016	$205,235	$115,483	$43,929	$364,647
__________________________________________________________________________________
(1) All goodwill resulting from the Misfit acquisition was recorded in the Americas segment as of January 2, 2016, on a preliminary basis. This line item includes an allocation of the goodwill across reporting segments and also purchase accounting adjustments made during the Year To Date Period.

3. INVENTORIES
Inventories consisted of the following (in thousands):

	October 1, 2016	January 2, 2016
Components and parts	$74,535	$49,539
Work-in-process	10,353	12,213
Finished goods	614,760	563,592
Inventories	$699,648	$625,344

4. WARRANTY LIABILITIES
The Company’s warranty liability is recorded in accrued expenses-other in the Company’s condensed consolidated balance sheets. Warranty liability activity consisted of the following (in thousands):

	For the 39 Weeks Ended October 1, 2016	For the 39 Weeks Ended October 3, 2015
Beginning balance	$13,669	$13,500
Settlements in cash or kind	(7,338)	(6,627)
Warranties issued and adjustments to preexisting warranties (1)	8,604	7,305
Liabilities assumed in acquisition	—	44
Ending balance	$14,935	$14,222
_______________________________________________
(1) Changes in cost estimates related to preexisting warranties are aggregated with accruals for new standard warranties issued and foreign currency changes.

5. INCOME TAXES
The Company’s income tax expense and related effective rates were as follows (in thousands, except percentage data):

	For the 13 Weeks Ended October 1, 2016	For the 13 Weeks Ended October 3, 2015	For the 39 Weeks Ended October 1, 2016	For the 39 Weeks Ended October 3, 2015
Income tax expense	$6,451	$17,303	$13,230	$58,721
Effective tax rate	25.0%	22.3%	27.5%	27.1%
The higher effective tax rate in the Third Quarter as compared to the Prior Year Quarter is primarily attributable to favorable differences between the income tax returns filed and the tax provisions made for those tax liabilities. These differences were recorded as discrete items in the Prior Year Quarter that more than offset the higher structural rate. The higher effective tax rate in the Year To Date Period as compared to the Prior Year YTD Period is primarily attributable to the recognition of income tax benefits due to the settlement of audits and favorable differences between the income tax returns filed and the tax provisions made for those tax liabilities in the Prior Year YTD Period that more than offset the higher structural rate. The lower projected structural rate for 2016 is largely due to the projected shift in earnings mix towards foreign income which is taxed at lower statutory rates.

As of October 1, 2016, the total amount of unrecognized tax benefits, excluding interest and penalties, was $22.2 million, of which $19.5 million would favorably impact the effective tax rate in future periods, if recognized. The Company is subject to examinations in various state and foreign jurisdictions for its 2009-2015 tax years, none of which the Company believes are significant, individually or in the aggregate. Tax audit outcomes and timing of tax audit settlements are subject to significant uncertainty.
The Company has classified uncertain tax positions as long-term income taxes payable, unless such amounts are expected to be paid within twelve months of the condensed consolidated balance sheet date. As of October 1, 2016, the Company had recorded $0.5 million of unrecognized tax benefits, excluding interest and penalties, for positions that are expected to be settled within the next twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes receivable/payable. At

October 1, 2016, the total amount of accrued income tax-related interest and penalties included in the condensed consolidated balance sheet was $2.1 million and $1.4 million, respectively. For the Third Quarter and Year To Date Period, the Company accrued income tax-related interest expense of $0.2 million and $0.7 million, respectively.

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
During the Year to Date period, the Company effectively retired 0.1 million shares of common stock repurchased under its repurchase programs. The effective retirement of repurchased common stock decreased common stock by $1,100, additional paid-in capital by $0.2 million, retained earnings by $5.0 million and treasury stock by $5.2 million. At January 2, 2016 and October 1, 2016, all treasury stock had been effectively retired. As of October 1, 2016, the Company had $824.2 million of repurchase authorizations remaining under its combined repurchase programs. However, under the Company's First Amendment to the Amended and Restated Credit Agreement (the "First Amendment"), the Company is restricted from making open market repurchases of its common stock. See "Note 14—Debt Activity" for additional disclosures about the First Amendment.
The following tables reflect the Company’s common stock repurchase activity for the periods indicated (in millions):

			For the 13 Weeks Ended October 1, 2016		For the 13 Weeks Ended October 3, 2015
Fiscal Year Authorized	Dollar Value Authorized	Termination Date	Number of Shares Repurchased	Dollar Value Repurchased	Number of Shares Repurchased	Dollar Value Repurchased
2014	$1,000.0	December 2018	—	$—	0.2	$12.4
2012	$1,000.0	December 2016 (1)	—	$—	—	$—
2010	$30.0	None	—	$—	—	$—

			For the 39 Weeks Ended October 1, 2016		For the 39 Weeks Ended October 3, 2015
Fiscal Year Authorized	Dollar Value Authorized	Termination Date	Number of Shares Repurchased	Dollar Value Repurchased	Number of Shares Repurchased	Dollar Value Repurchased
2014	$1,000.0	December 2018	0.1	$5.2	2.4	$200.7
2012	$1,000.0	December 2016 (1)	—	$—	0.3	$28.8
2010	$30.0	None	—	$—	—	$—
__________________________________________________________________________________
(1) In the first quarter of fiscal year 2015, the Company completed this repurchase plan.

Controlling and Noncontrolling Interest. The following tables summarize the changes in equity attributable to controlling and noncontrolling interest (in thousands):

	Fossil Group, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance at January 2, 2016	$921,388	$11,155	$932,543
Net income	29,170	5,646	34,816
Currency translation adjustment	9,383	—	9,383
Cash flow hedges - net change	(4,741)	—	(4,741)
Pension plan activity	1,714	—	1,714
Common stock issued upon exercise of stock options	57	—	57
Tax expense derived from stock-based compensation	(1,756)	—	(1,756)
Distribution of noncontrolling interest earnings	—	(4,543)	(4,543)
Acquisition of common stock	(6,448)	—	(6,448)
Stock-based compensation expense	23,894	—	23,894
Balance at October 1, 2016	$972,661	$12,258	$984,919

	Fossil Group, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance at January 3, 2015	$977,860	$5,941	$983,801
Net income	150,252	7,335	157,587
Currency translation adjustment	(35,382)	—	(35,382)
Cash flow hedges - net change	(5,443)	—	(5,443)
Common stock issued upon exercise of stock options	658	—	658
Tax expense derived from stock-based compensation	(930)	—	(930)
Distribution of noncontrolling interest earnings	—	(5,257)	(5,257)
Business acquisition	—	5,831	5,831
Acquisition of common stock	(231,220)	—	(231,220)
Stock-based compensation expense	13,997	—	13,997
Balance at October 3, 2015	$869,792	$13,850	$883,642

7. EMPLOYEE BENEFIT PLANS
Stock-Based Compensation Plans. The following table summarizes stock options and stock appreciation rights activity during the Third Quarter:

Stock Options and Stock Appreciation Rights	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in Thousands)		(in Years)	(in Thousands)
Outstanding at July 2, 2016	2,206	$51.59	6.7	$791
Granted	101	29.49
Exercised	—
Forfeited or expired	(10)	56.26
Outstanding at October 1, 2016	2,297	50.60	6.5	715
Exercisable at October 1, 2016	542	$84.18	4.1	$715

The aggregate intrinsic value shown in the table above is before income taxes and is based on (i) the exercise price for outstanding and exercisable options/rights at October 1, 2016 and (ii) the fair market value of the Company’s common stock on the exercise date for options/rights that were exercised during the Third Quarter.
Stock Options and Stock Appreciation Rights Outstanding and Exercisable. The following tables summarize information with respect to stock options and stock appreciation rights outstanding and exercisable at October 1, 2016:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Number of Shares	Weighted- Average Exercise Price
	(in Thousands)		(in Years)	(in Thousands)
$13.65 - $29.49	41	$14.40	2.4	41	$14.40
$29.78 - $47.99	91	36.29	2.3	91	36.29
$55.04 - $83.83	92	80.80	4.5	92	80.80
$95.91 - $131.46	144	127.98	5.4	144	127.98
Total	368	$80.95	4.1	368	$80.95

Stock Appreciation Rights Outstanding				Stock Appreciation Rights Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Number of Shares	Weighted- Average Exercise Price
	(in Thousands)		(in Years)	(in Thousands)
$13.65 - $29.49	113	$27.72	7.0	13	$13.65
$29.78 - $47.99	1,566	38.15	7.2	9	38.40
$55.04 - $83.83	141	79.03	5.8	64	80.18
$95.91 - $131.46	109	114.42	4.7	88	115.01
Total	1,929	$44.82	7.0	174	$90.99

Restricted Stock, Restricted Stock Units and Performance Restricted Stock Units. The following table summarizes restricted stock, restricted stock unit and performance restricted stock unit activity during the Third Quarter:

Restricted Stock, Restricted Stock Units and Performance Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in Thousands)
Nonvested at July 2, 2016	1,524	$40.95
Granted	61	29.50
Vested	(5)	84.82
Forfeited	(16)	46.51
Nonvested at October 1, 2016	1,564	$40.30

The total fair value of restricted stock and restricted stock units vested during the Third Quarter was approximately $0.2 million. Vesting of performance restricted stock units is based on achievement of sales growth and operating margin targets in relation to the performance of a certain identified peer group, particular sales growth in relation to a defined sales plan and achievement of succession plans for key talent.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables illustrate changes in the balances of each component of accumulated other comprehensive income (loss), net of taxes (in thousands):

	For the 13 Weeks Ended October 1, 2016
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Interest Rate Swaps	Pension Plan	Total
Beginning balance	$(73,986)	$2,943	$(1,623)	$(4,506)	$(77,172)
Other comprehensive income (loss) before reclassifications	1,942	3,313	466	—	5,721
Tax (expense) benefit	(280)	(605)	(170)	—	(1,055)
Amounts reclassed from accumulated other comprehensive income	—	2,621	(413)	—	2,208
Tax (expense) benefit	—	(714)	150	—	(564)
Total other comprehensive income (loss)	1,662	801	559	—	3,022
Ending balance	$(72,324)	$3,744	$(1,064)	$(4,506)	$(74,150)

	For the 13 Weeks Ended October 3, 2015
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Interest Rate Swaps	Pension Plan	Total
Beginning balance	$(55,188)	$15,348	$(1,055)	$(3,647)	$(44,542)
Other comprehensive income (loss) before reclassifications	(7,435)	3,825	(2,044)	—	(5,654)
Tax (expense) benefit	—	(1,177)	745	—	(432)
Amounts reclassed from accumulated other comprehensive income	—	10,553	(623)	—	9,930
Tax (expense) benefit	—	(3,549)	226	—	(3,323)
Total other comprehensive income (loss)	(7,435)	(4,356)	(902)	—	(12,693)
Ending balance	$(62,623)	$10,992	$(1,957)	$(3,647)	$(57,235)

	For the 39 Weeks Ended October 1, 2016
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Interest Rate Swaps	Pension Plan	Total
Beginning balance	$(81,707)	$8,114	$(693)	$(6,220)	$(80,506)
Other comprehensive income (loss) before reclassifications	9,767	2,055	(1,915)	2,010	11,917
Tax (expense) benefit	(280)	433	698	(296)	555
Amounts reclassed from accumulated other comprehensive income	104	9,888	(1,331)	—	8,661
Tax (expense) benefit	—	(3,030)	485	—	(2,545)
Total other comprehensive income (loss)	9,383	(4,370)	(371)	1,714	6,356
Ending balance	$(72,324)	$3,744	$(1,064)	$(4,506)	$(74,150)

	For the 39 Weeks Ended October 3, 2015
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Interest Rate Swap	Pension Plan	Total
Beginning balance	$(27,241)	$14,980	$(502)	$(3,647)	$(16,410)
Other comprehensive income (loss) before reclassifications	(35,382)	25,287	1,010	—	(9,085)
Tax (expense) benefit	—	(7,142)	(368)	—	(7,510)
Amounts reclassed from accumulated other comprehensive income	—	33,546	3,300	—	36,846
Tax (expense) benefit	—	(11,413)	(1,203)	—	(12,616)
Total other comprehensive income (loss)	(35,382)	(3,988)	(1,455)	—	(40,825)
Ending balance	$(62,623)	$10,992	$(1,957)	$(3,647)	$(57,235)

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

Summary information by operating segment was as follows (in thousands):

	For the 13 Weeks Ended October 1, 2016		For the 13 Weeks Ended October 3, 2015
	Net Sales	Operating Income	Net Sales	Operating Income
Americas	$361,226	$56,455	$391,201	$84,353
Europe	243,139	49,013	260,263	58,577
Asia	133,625	23,654	119,839	14,173
Corporate	—	(97,947)	—	(81,398)
Consolidated	$737,990	$31,175	$771,303	$75,705

	For the 39 Weeks Ended October 1, 2016		For the 39 Weeks Ended October 3, 2015
	Net Sales	Operating Income	Net Sales	Operating Income
Americas	$1,042,223	$168,352	$1,143,885	$246,886
Europe	669,076	109,193	722,442	137,729
Asia	371,907	60,519	370,036	55,223
Corporate	—	(277,034)	—	(237,545)
Consolidated	$2,083,206	$61,030	$2,236,363	$202,293

The following tables reflect net sales for each class of similar products in the periods presented (in thousands, except percentage data):

	For the 13 Weeks Ended October 1, 2016		For the 13 Weeks Ended October 3, 2015
	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches	$567,148	76.9%	$581,069	75.3%
Leathers	93,338	12.6	104,777	13.6
Jewelry	60,237	8.2	66,984	8.7
Other	17,267	2.3	18,473	2.4
Total	$737,990	100.0%	$771,303	100.0%

	For the 39 Weeks Ended October 1, 2016		For the 39 Weeks Ended October 3, 2015
	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches	$1,581,233	75.9%	$1,708,730	76.4%
Leathers	278,995	13.4	287,083	12.8
Jewelry	171,709	8.2	185,751	8.3
Other	51,269	2.5	54,799	2.5
Total	$2,083,206	100.0%	$2,236,363	100.0%

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

As of October 1, 2016, the Company had the following outstanding forward contracts designated as cash flow hedges that were entered into to hedge the future payments of inventory transactions (in millions):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Euro	255.8	U.S. dollar	290.6
British pound	52.9	U.S. dollar	77.0
Canadian dollar	84.2	U.S. dollar	64.1
Japanese yen	4,234.3	U.S. dollar	38.6
Mexican peso	339.8	U.S. dollar	18.0
Australian dollar	22.2	U.S. dollar	16.6
U.S. dollar	41.3	Japanese yen	4,250.0
The Company is also exposed to interest rate risk related to its outstanding debt. To manage the interest rate risk related to its $231.3 million U.S.-based term loan (as amended and restated on March 9, 2015, the "Term Loan”), the Company entered into an interest rate swap agreement on July 26, 2013 with a term of approximately five years. The objective of this hedge is to offset the variability of future payments associated with interest rates on the Term Loan. The interest rate swap agreement hedges the 1-month London Interbank Offer Rate ("LIBOR") based variable rate debt obligations under the Term Loan. Under the terms of the swap, the Company pays a fixed interest rate of 1.288% per annum to the swap counterparty plus the LIBOR rate applicable margin (which varies based upon the Company’s consolidated leverage ratio (the “Ratio”) from 1.50% if the Ratio is less than 1.00 to 1.00, to 2.75% if the Ratio is greater than or equal to 3.00 to 1.00). The notional amount amortizes over the remaining life of the Term Loan to coincide with repayments on the underlying loan. The Company receives interest from the swap counterparty at a variable rate based on 1-month LIBOR. This hedge is designated as a cash flow hedge.
Net Investment Hedges. The Company is also exposed to risk that adverse changes in foreign currency exchange rates could impact its net investment in foreign operations. During the first quarter of fiscal year 2016, the Company entered into a forward contract designated as a net investment hedge to reduce exposure to changes in currency exchange rates on 45.0 million euros of its total investment in a wholly-owned, euro-denominated foreign subsidiary. The hedge was settled during the second quarter of fiscal year 2016 resulting in a net gain of $0.5 million net of taxes that was recognized in the currency translation component of accumulated other comprehensive income (loss).
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
Non-designated Hedges. The Company also periodically enters into forward contracts to manage exchange rate risks associated with certain intercompany transactions and for which the Company does not elect hedge accounting treatment. As of October 1, 2016, the Company had non-designated forward contracts of approximately $2.0 million on 28.0 million rand associated with a South African rand-denominated foreign subsidiary. Changes in the fair value of derivatives, not designated as hedging instruments, are recognized in earnings when they occur.

The effective portion of gains and losses on cash flow hedges that were recognized in other comprehensive income (loss), net of taxes during the Third Quarter, Prior Year Quarter, Year To Date Period and Prior Year YTD Period are set forth below (in thousands):

	For the 13 Weeks Ended October 1, 2016	For the 13 Weeks Ended October 3, 2015
Cash flow hedges:
Forward contracts	$2,708	$2,648
Interest rate swaps	296	(1,299)
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$3,004	$1,349

	For the 39 Weeks Ended October 1, 2016	For the 39 Weeks Ended October 3, 2015
Cash flow hedges:
Forward contracts	$2,488	$18,145
Interest rate swaps	(1,217)	642
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$1,271	$18,787

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

Derivative Instruments	Condensed Consolidated Statements of Income and Comprehensive Income Location	Effect of Derivative Instruments	For the 13 Weeks Ended October 1, 2016	For the 13 Weeks Ended October 3, 2015
Forward contracts designated as cash flow hedging instruments	Other income (expense)-net	Total gain (loss) reclassified from other comprehensive income (loss)	$1,907	$7,004
Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$75	$(205)
Interest rate swap designated as a cash flow hedging instrument	Interest expense	Total gain (loss) reclassified from other comprehensive income (loss)	$(263)	$(397)

Derivative Instruments	Condensed Consolidated Statements of Income and Comprehensive Income Location	Effect of Derivative Instruments	For the 39 Weeks Ended October 1, 2016	For the 39 Weeks Ended October 3, 2015
Forward contracts designated as cash flow hedging instruments	Other income (expense)-net	Total gain (loss) reclassified from other comprehensive income (loss)	$6,858	$22,133
Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$(222)	$(125)
Interest rate swap designated as a cash flow hedging instrument	Interest expense	Total gain (loss) reclassified from other comprehensive income (loss)	$(846)	$(1,234)
Interest rate swap designated as a cash flow hedging instrument	Other income (expense)-net	Total gain (loss) reclassified from other comprehensive income (loss)	$—	$3,331

The following table discloses the fair value amounts for the Company’s derivative instruments as separate asset and liability values, presents the fair value of derivative instruments on a gross basis, and identifies the line items in the condensed consolidated balance sheets in which the fair value amounts for these categories of derivative instruments are included (in thousands):

	Asset Derivatives				Liability Derivatives
	October 1, 2016		January 2, 2016		October 1, 2016		January 2, 2016
Derivative Instruments	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value
Forward contracts designated as cash flow hedging instruments	Prepaid expenses and other current assets	$9,867	Prepaid expenses and other current assets	$13,184	Accrued expenses- other	$5,459	Accrued expenses- other	$477
Forward contracts not designated as cash flow hedging instruments	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	167	Accrued expenses- other	60	Accrued expenses- other	71
Interest rate swap designated as a cash flow hedging instrument	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	—	Accrued expenses- other	1,190	Accrued expenses- other	1,273
Forward contracts designated as cash flow hedging instruments	Intangible and other assets-net	2,083	Intangible and other assets-net	2,785	Other long-term liabilities	1,276	Other long-term liabilities	250
Interest rate swap designated as a cash flow hedging instrument	Intangible and other assets-net	—	Intangible and other assets-net	311	Other long-term liabilities	483	Other long-term liabilities	128
Total		$11,950		$16,447		$8,468		$2,199

At the end of the Third Quarter, the Company had forward contracts designated as cash flow hedges with maturities extending through September 2018. As of October 1, 2016, an estimated net gain of $3.1 million is expected to be reclassified into earnings within the next twelve months at prevailing foreign currency exchange rates. See “Note 1—Financial Statement Policies” for additional disclosures on foreign currency hedging instruments.

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
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of October 1, 2016 (in thousands):

	Fair Value at October 1, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Forward contracts	$—	$11,950	$—	$11,950
Deferred compensation plan assets:
Investment in publicly traded mutual funds	2,452	—	—	2,452
Total	$2,452	$11,950	$—	$14,402
Liabilities:
Forward contracts	$—	$6,795	—	$6,795
Interest rate swap	—	1,673	—	1,673
Total	$—	$8,468	$—	$8,468
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
The Company has evaluated its short-term and long-term debt as of October 1, 2016 and January 2, 2016 and believes, based on the interest rates, related terms and maturities, that the fair values of such instruments approximated their carrying amounts. As of October 1, 2016 and January 2, 2016, the carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated their fair values due to the short-term maturities of these accounts.
In accordance with the provisions of ASC 360, Property, Plant and Equipment, property, plant and equipment-net with a carrying amount of $13.1 million related to retail store leasehold improvements and fixturing was written down to a fair value of $0.6 million, and related key money in the amount of $2.0 million was deemed not recoverable, resulting in an impairment charge of $14.5 million during the Year To Date Period.
The fair values of assets related to Company-owned retail stores were determined using Level 3 inputs. Of the $14.5 million impairment expense, $10.3 million, $1.6 million and $0.4 million were recorded in restructuring charges in the Americas, Europe, and Asia segments, respectively, and $2.2 million was recorded in SG&A in the Europe segment.

12. INTANGIBLE AND OTHER ASSETS

The following table summarizes intangible and other assets (in thousands):

		October 1, 2016		January 2, 2016
	Useful	Gross	Accumulated	Gross	Accumulated
	Lives	Amount	Amortization	Amount	Amortization
Intangibles-subject to amortization:
Trademarks	10 yrs.	$4,310	$3,382	$4,175	$3,195
Customer lists	5-10 yrs.	54,208	25,744	53,825	21,001
Patents	3-20 yrs.	2,325	2,091	2,273	2,064
Noncompete agreement	3-6 yrs.	2,527	1,545	2,515	1,134
Developed technology	7 yrs.	36,100	3,868	36,100	—
Trade name	6 yrs.	15,700	1,963	15,700	—
Other	7-20 yrs.	258	218	256	206
Total intangibles-subject to amortization		115,428	38,811	114,844	27,600
Intangibles-not subject to amortization:
Trade names		74,506		74,493
Other assets:
Key money deposits		28,878	23,136	29,357	19,805
Other deposits		20,724		21,684
Deferred compensation plan assets		2,452		2,406
Deferred tax asset-net		21,283		18,602
Restricted cash		530		512
Shop-in-shop		9,267	7,917	9,985	8,262
Interest rate swap		—		311
Forward contracts		2,083		2,785
Investments		2,397		2,396
Other		4,902		5,519
Total other assets		92,516	31,053	93,557	28,067
Total intangible and other assets		$282,450	$69,864	$282,894	$55,667
Total intangible and other assets-net			$212,586		$227,227

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
Amortization expense for intangible assets was approximately $3.7 million and $1.2 million for the Third Quarter and Prior Year Quarter, respectively, and $11.2 million and $3.7 million for the Year To Date Period and Prior Year YTD Period, respectively. Estimated aggregate future amortization expense by fiscal year for intangible assets is as follows (in thousands):

Fiscal Year	Amortization Expense
2016 (remaining)	$3,751
2017	$14,753
2018	$14,398
2019	$14,069
2020	$13,556
2021	$9,730

13. COMMITMENTS AND CONTINGENCIES
Litigation. The Company is occasionally subject to litigation or other legal proceedings in the normal course of its business. The Company does not believe that the outcome of any currently pending legal matters, individually or collectively, will have a material effect on the business or financial condition of the Company.
Sale-leaseback. During the Third Quarter, the Company entered into a sale-leaseback agreement for its approximately 518,000 square foot warehouse and distribution center in Dallas, Texas. The sales price was $33.0 million. The transaction resulted in a gain of $6.7 million net of taxes and fees in the Third Quarter and a deferred gain of $13.2 million to be amortized to rent expense over the initial lease term. The leaseback has a 10-year term with two 5-year renewal options and is classified as an operating lease. As of October 1, 2016, the estimated future minimum lease payments under the lease were as follows (in thousands):

Fiscal Year
2016 remaining	$485
2017	1,950
2018	1,989
2019	2,029
2020	2,070
Thereafter	12,726
Total	$21,249

14. DEBT ACTIVITY
On August 8, 2016, the Company entered into the First Amendment. The First Amendment adds two new levels to the applicable margin pricing grid used to calculate the interest rate that is applicable to base rate loans and LIBOR rate loans under the Company’s credit facility and increases the applicable margin at each pricing level for LIBOR rate loans by 25 basis points and for base rate loans by 25 basis points. Additionally, the First Amendment provides for the net cash proceeds from certain debt issuances by the Company in excess of $25.0 million to be applied, first, to prepay the term loans under the Company’s credit facility and, for the excess, if any, to prepay the revolving credit loans under the Company’s credit facility with a corresponding reduction in the revolving credit commitment by the amount of such excess proceeds. The First Amendment also modifies the negative covenant on restricted payments set forth in the credit facility in such a manner as to prohibit the Company's ability to make open market repurchases of the Company's common stock. Furthermore, the First Amendment changes the consolidated total leverage ratio that the Company must comply with for fiscal quarters ending on or after June 30, 2016 from 2.50:1.00 to 3.25:1.00.
In connection with the First Amendment, the Company and certain of its material domestic subsidiaries entered into a Collateral Agreement in favor of Wells Fargo Bank, National Association, as administrative agent, pursuant to which the Company and such subsidiaries granted liens on all or substantially all of their assets in order to secure the Company’s obligations under the Amended and Restated Credit Agreement, dated March 9, 2015 (as amended, restated or otherwise modified, including pursuant to the First Amendment, the “Credit Agreement”) and the other loan documents (the “Obligations”). Additionally, certain of the Company’s domestic subsidiaries entered into a Guaranty Agreement in favor of Wells Fargo Bank, National Association, as administrative agent, pursuant to which such subsidiaries guarantee the payment and performance of the Obligations.
The Company made principal payments of $6.3 million and $15.6 million under its Term Loan during the Third Quarter and Year To Date Period, respectively. The Company also made net payments of $3.0 million and $67.0 million under its U.S. revolving line of credit (the "Revolving Credit Facility") during the Third Quarter and Year To Date Period, respectively. Borrowings were primarily used to fund capital expenditures, normal operating expenses and stock repurchases and were more than offset by payments on debt. Amounts available under the Revolving Credit Facility are reduced by any amounts outstanding under standby letters of credit. As of October 1, 2016, the Company had available borrowing capacity of $299.7 million under the Revolving Credit Facility, which was favorably impacted by a $176.8 million international cash balance. The Company incurred approximately $1.7 million and $4.9 million of interest expense related to the Term Loan during the Third Quarter and Year To Date Period, respectively, including the impact of the related interest rate swap. The Company incurred approximately $4.1 million and $11.5 million of interest expense related to the Revolving Credit Facility during the Third Quarter and Year To Date Period, respectively. The Company incurred approximately $0.6 million and $1.2 million of interest expense related to the amortization of debt issuance costs during the Third Quarter and Year To Date Period, respectively.
15. RESTRUCTURING
The Company implemented a multi-year restructuring program in the Third Quarter to reinvent the Company, strengthen the foundation of the Company for the future and support long-term sales growth and profitability objectives. The program is intended to touch all aspects of the business, enhance operating capabilities, create greater efficiencies and take advantage of the Company's considerable scale. The Company will review and adjust its overall structure with the goal of streamlining the Company's ability to respond to the changing needs and demands of customers, and will examine and adjust its store fleet to reflect the evolving shopping habits of today's consumer. The Company is in the early phases of the program, although the Company estimates total restructuring charges of up to approximately $150.0 million will be recorded predominantly during fiscal years 2017 and 2018, with some charges recognized in the current fiscal year. The costs incurred in the Third Quarter include professional services and costs related to store closures. The following tables show a rollforward of the liability incurred for the Company’s restructuring plan (in thousands):

	For the 13 Weeks Ended October 1, 2016
	Organizational Realignment	Retail Profitability	Total
Balance at July 2, 2016	$—	$—	$—
Charges to expense	1,950	12,523	14,473
Cash payments	(1,300)	—	(1,300)
Non-cash items	—	(12,523)	(12,523)
Balance at October 1, 2016	$650	$—	$650

	For the 13 Weeks Ended October 3, 2015
	Organizational Realignment	Retail Profitability	Total
Balance at July 4, 2015	$3,898	$—	$3,898
Charges to expense (1)	2,250	891	3,141
Cash payments	(4,961)	(891)	(5,852)
Non-cash items	—	—	—
Balance at October 3, 2015	$1,187	$—	$1,187

	For the 39 Weeks Ended October 1, 2016
	Organizational Realignment	Retail Profitability	Total
Balance at January 2, 2016	$—	$—	$—
Charges to expense	1,950	12,523	14,473
Cash payments	(1,300)	—	(1,300)
Non-cash items	—	(12,523)	(12,523)
Balance at October 1, 2016	$650	$—	$650

	For the 39 Weeks Ended October 3, 2015
	Organizational Realignment	Retail Profitability	Total
Balance at January 3, 2015	$—	$—	$—
Charges to expense (1)	14,567	7,133	21,700
Cash payments	(13,380)	(4,752)	(18,132)
Non-cash items	—	(2,381)	(2,381)
Balance at October 3, 2015	$1,187	$—	$1,187
_________________________________________________
(1) Charges to expense include changes in estimates.

Restructuring charges by operating segment were as follows (in thousands):

	For the 13 Weeks Ended October 1, 2016	For the 13 Weeks Ended October 3, 2015
Americas	$10,548	$891
Europe	1,639	514
Asia	336	90
Corporate	1,950	1,646
Consolidated	$14,473	$3,141

	For the 39 Weeks Ended October 1, 2016	For the 39 Weeks Ended October 3, 2015
Americas	$10,548	$7,133
Europe	1,639	3,149
Asia	336	210
Corporate	1,950	11,208
Consolidated	$14,473	$21,700

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of the financial condition and results of operations of Fossil Group, Inc. and its subsidiaries for the thirteen and thirty-nine week periods ended October 1, 2016 (the “Third Quarter” and “Year To Date Period,” respectively) as compared to the thirteen and thirty-nine week periods ended October 3, 2015 (the “Prior Year Quarter” and “Prior Year YTD Period,” respectively). This discussion should be read in conjunction with the condensed consolidated financial statements and the related notes thereto.
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
Domestically, we sell our products through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, Company-owned retail and outlet stores, mass market stores and through our FOSSIL® website. Our wholesale customer base includes, among others, Amazon.com, Dillard’s, JCPenney, Kohl’s, Macy’s, Neiman Marcus, Nordstrom, Saks Fifth Avenue, Target and Wal-Mart. In the United States, our network of Company-owned stores included 99 retail stores located in premier retail sites and 142 outlet stores located in major outlet malls as of October 1, 2016. In addition, we offer an extensive collection of our FOSSIL brand products on our website, www.fossil.com, as well as proprietary and licensed watch and jewelry brands through other managed and affiliated websites.
Internationally, our products are sold to department stores, specialty retail stores and specialty watch and jewelry stores in approximately 150 countries worldwide through 23 Company-owned foreign sales subsidiaries and through a network of approximately 80 independent distributors. Internationally, our network of Company-owned stores included 236 retail stores and 133 outlet stores as of October 1, 2016. Our products are also sold through licensed and franchised FOSSIL retail stores, retail concessions operated by us and kiosks in certain international markets. In addition, we offer an extensive collection of our FOSSIL brand products on our websites in certain countries.
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
Future sales and earnings growth are also contingent upon our ability to anticipate and respond to changing fashion trends and consumer preferences in a timely manner while continuing to develop innovative products in the respective markets in which we compete. As is typical with new products, including our lines of connected accessories, market acceptance of new designs and products that we may introduce is subject to uncertainty. In addition, we generally make decisions regarding product designs several months in advance of the time when consumer acceptance can be measured. We believe that we can drive long-term growth with brand building, innovation through design, fashion and new materials and introducing new technology and functionality into our accessories, while continuing to provide a solid value proposition to consumers across all of our brands.
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

Results of Operations
Executive Summary. During the Third Quarter, net sales decreased 4%, as compared to the Prior Year Quarter, with minimal overall sales impact due to currency. Although we continued to face headwinds in the traditional watch category, we performed well against our strategic objectives which we believe have the ability to drive long-term sustainable growth and improved profitability. The advances we are making in these areas of our business give us confidence that we have the appropriate long-term strategies in place.
During the Third Quarter, sales of FOSSIL branded products were flat (increased 1% in constant currency) during the Third Quarter as compared to the Prior Year Quarter, driven by growth in Asia and Europe offset by declines in the Americas. Watches in particular performed well, largely due to the launch of our media campaign behind our second-generation Fossil Q products. Increases in FOSSIL branded watch sales were offset by declines in jewelry and leathers. Sales of our SKAGEN branded products increased 9% (8% in constant currency) as compared to the Prior Year Quarter, including growth in all major product categories with a particularly strong performance in watches. Sales of SKAGEN branded product in Europe and Asia offset a decline in the Americas. We believe the positive performance of FOSSIL and SKAGEN branded watches in the continually challenging retail environment validates our strategies and investments to grow the brands.
Our multi-brand global watch portfolio decreased 2% (same in constant currency) during the Third Quarter as compared to the Prior Year Quarter. We experienced growth in our newer brands, KATE SPADE NEW YORK® and TORY BURCH®, which was more than offset by decreases by nearly all of the other brands in our portfolio. The wholesale channel continues to be challenging, particularly in the traditional watch market. The watch portfolio benefited from the launch of MICHAEL KORS ACCESS. The new line of wearables was supported by a strong marketing campaign from the brand, and so far, sales have exceeded our expectations. In less than one year, we have fully integrated our Misfit acquisition into our organization, leveraged their platform and deployed new technology and functionality into selected owned and licensed brands, with more to launch for the holiday season during the fourth quarter. We are focused on the wearable technology opportunities across all of the product categories. We believe these new products represent the future for fashion accessories and that our capabilities and strategic advantages provide us with the best opportunity to succeed in the category.
The following table presents as reported and constant currency net sales percentage change information by brand for the Third Quarter as compared to the Prior Year Quarter:

	Growth Percentage

Brand	As Reported	Constant Currency
FOSSIL	0.1%	0.6%
SKAGEN	8.9	8.4
Global comparable store sales decreased 3% during the Third Quarter as positive comparable store sales in Asia were offset by declines in the Americas, while Europe was flat. Globally, our Fossil brand outlets outperformed our full-price stores, which also put some additional pressure on our margins. Our relatively stronger outlet performance was driven by deeper promotions and easier year-over-year comparable store sales comparisons. Fossil Q continued to perform well in our full-priced stores, though that performance was more than offset by declines in both traditional watches and leathers. Traffic continues to be challenging in our retail channel as double-digit traffic declines continue to pressure performance. However, we are improving conversion through the continued investments in digital marketing and omni-channel capabilities including our Customer Relationship Management ("CRM") initiatives. While a small part of our direct-to-consumer business, our e-commerce sales increased nearly 50% in the Third Quarter compared to the Prior Year Quarter.
The growing interest in connected accessories, and our early success in the space, reinforce our plans to deploy our resources behind this category and our most compelling growth opportunities. We have begun working on a new multi-year restructuring plan, focused on our growth opportunities, including connected accessories, and improving overall profitability. While it is early in the process, we envision a comprehensive plan that will evolve our model and the way we work, the way we develop product and the way we bring our products to market. We expect the program will touch all aspects of our business as we enhance our operational capabilities, gain greater efficiencies and take optimal advantage of our considerable scale. We will review and adjust our overall structure with the goal of streamlining the way we work to respond to the changing needs and demands of our customers. Additionally, we will examine and adjust our store fleet to reflect the evolving shopping habits of today’s consumer. Our goal is to, over time, improve our financial performance and build an improved operating platform that is nimble and responsive and will be in a position to drive long term shareholder value.
During the Third Quarter as compared to the Prior Year Quarter, gross profit decreased primarily driven by lower sales due to continuing headwinds in the traditional watch category. The gross margin rate also declined, mainly as a result of promotional activity in our outlets to drive sales. Wearables, which currently have lower margins than traditional watches, also negatively affected margins, along with an increased mix of off-price sales in the wholesale channel. Additionally, the gross margin rate included an unfavorable currency impact of approximately 40 basis points. Increased operating expenses for the Third Quarter were driven by restructuring expenses partially offset by gains from real estate sales. Excluding those items, operating expenses were slightly higher than the Prior Year Quarter due to Misfit purchase accounting related costs, as lower core infrastructure expenses offset investments to build our wearables infrastructure. Additionally, other income decreased as we had fewer gains on foreign currency contracts during the Third Quarter as compared to the Prior Year Quarter. During the Third Quarter, our financial performance, including the unfavorable impacts of currencies, resulted in earnings of $0.36 per diluted share.
Constant Currency Financial Information
As a multinational enterprise, we are exposed to changes in foreign currency exchange rates. The translation of the operations of our foreign-based entities from their local currencies into U.S. dollars is sensitive to changes in foreign currency exchange rates and can have a significant impact on our reported financial results. In general, our overall financial results are affected positively by a weaker U.S. dollar and are affected negatively by a stronger U.S. dollar as compared to the foreign currencies in which we conduct our business.
As a result, in addition to presenting financial measures in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the following discussion contains references to constant currency financial information, which is a non-GAAP financial measure. To calculate net sales on a constant currency basis, net sales for the current year for entities reporting in currencies other than the U.S. dollar are translated into U.S. dollars at the average rates during the comparable period of the prior fiscal year. We present constant currency information to provide investors with a basis to evaluate how our underlying business performed excluding the effects of foreign currency exchange rate fluctuations. The constant currency financial information presented herein should not be considered a substitute for, or superior to, the measures of financial performance prepared in accordance with GAAP. Reconciliations between constant currency financial information and the most directly comparable GAAP measure are included where applicable.

Quarterly Periods Ended October 1, 2016 and October 3, 2015
Consolidated Net Sales. Net sales decreased $33.3 million or 4.3% (3.8% in constant currency), for the Third Quarter as compared to the Prior Year Quarter. Global watch sales decreased $13.8 million or 2.4% (1.9% in constant currency), while our leathers products decreased $11.5 million or 11.0% (10.5% in constant currency) driven by decreases in FOSSIL. During the Third Quarter, our jewelry business decreased $6.8 million or 10.1% (8.9% in constant currency).

Net sales information by product category is summarized as follows (dollars in millions):

	For the 13 Weeks Ended October 1, 2016		For the 13 Weeks Ended October 3, 2015
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	567.2	76.9%	$581.0	75.3%	$(13.8)	(2.4)%	(1.9)%
Leathers	93.3	12.6	104.8	13.6	(11.5)	(11.0)	(10.5)
Jewelry	60.2	8.2	67.0	8.7	(6.8)	(10.1)	(8.9)
Other	17.3	2.3	18.5	2.4	(1.2)	(6.5)	(6.9)
Total	$738.0	100.0%	$771.3	100.0%	$(33.3)	(4.3)%	(3.8)%

In the Third Quarter, the translation of foreign-based net sales into U.S. dollars decreased reported net sales by approximately $3.9 million, including unfavorable impacts of $7.0 million and $1.2 million in our Europe and Americas segments, respectively, partially offset by favorable impacts of $4.3 million in Asia compared to the Prior Year Quarter.
The following table sets forth consolidated net sales by segment (dollars in millions):

	For the 13 Weeks Ended October 1, 2016		For the 13 Weeks Ended October 3, 2015		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Americas	$361.2	48.9%	$391.2	50.7%	$(30.0)	(7.7)%	(7.4)%
Europe	243.2	33.0	260.3	33.8	(17.1)	(6.6)	(3.9)
Asia	133.6	18.1	119.8	15.5	13.8	11.5	7.9
Total	$738.0	100.0%	$771.3	100.0%	$(33.3)	(4.3)%	(3.8)%
Americas Net Sales. Americas net sales decreased $30.0 million or 7.7% (7.4% in constant currency), during the Third Quarter in comparison to the Prior Year Quarter, driven by traditional watches and leathers. During the Third Quarter, our multi-brand watch portfolio decreased $13.3 million or 4.6% (4.2% in constant currency), while our leathers business decreased $12.0 million or 16.9% (16.9% in constant currency) and our jewelry category decreased $3.5 million or 13.5% (13.4% in constant currency). During the Third Quarter, FOSSIL, KATE SPADE NEW YORK and TORY BURCH brands continued to deliver solid increases in watches that were offset by declines in nearly all of the other brands in the portfolio, although our MICHAEL KORS wearable launch did drive an improved trend for the brand. While watches were down in the Third Quarter, we did observe sequential year-over-year improvement from the second quarter of fiscal year 2016, with improved sell-in in our wholesale business due to our launch of new wearable product. In our traditional watch category, sell-out trends at wholesale took a modest step down, although U.S. department store trends remained stable. Comparable store sales declined in the region as modest positive comparable store sales in Canada were more than offset by negative comparable store sales in the U.S.
The following table sets forth product net sales for the Americas segment on a reported and constant currency basis (dollars in millions):

	For the 13 Weeks Ended October 1, 2016	For the 13 Weeks Ended October 3, 2015
			Growth (Decline)
	Net Sales	Net Sales	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$274.3	$287.6	$(13.3)	(4.6)%	(4.2)%
Leathers	58.9	70.9	(12.0)	(16.9)	(16.9)
Jewelry	22.4	25.9	(3.5)	(13.5)	(13.4)
Other	5.6	6.8	(1.2)	(17.6)	(16.0)
Total	$361.2	$391.2	$(30.0)	(7.7)%	(7.4)%

Europe Net Sales. Europe net sales decreased $17.1 million or 6.6% (3.9% in constant currency), led by a decline in watches and jewelry and to a lesser extent leathers, during the Third Quarter in comparison to the Prior Year Quarter. Our multi-brand watch portfolio decreased $9.9 million or 5.2% (2.4% in constant currency), while our jewelry category decreased $5.3 million or 13.5% (11.7% in constant currency) and our leathers business decreased $1.3 million or 6.0% (2.4% in constant currency) in the Third Quarter. Within the region, growth in FOSSIL and SKAGEN was offset by a decline in nearly all of the brands in the licensed portfolio with the exception of KATE SPADE NEW YORK and TORY BURCH. Modest growth in the Middle East and Eastern European markets was offset by declines in Germany, France and the United Kingdom. We experienced a modest decline in sell-through for traditional watches in some key markets in the wholesale channel. Comparable stores were flat, with positive comparable store sales in our outlets offsetting declines in our owned full-priced stores.
The following table sets forth product net sales for the Europe segment on a reported and constant currency basis (dollars in millions):

	For the 13 Weeks Ended October 1, 2016	For the 13 Weeks Ended October 3, 2015
			Growth (Decline)
	Net Sales	Net Sales	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$180.7	$190.6	$(9.9)	(5.2)%	(2.4)%
Leathers	20.2	21.5	(1.3)	(6.0)	(2.4)
Jewelry	34.1	39.4	(5.3)	(13.5)	(11.7)
Other	8.2	8.8	(0.6)	(6.8)	(4.4)
Total	$243.2	$260.3	$(17.1)	(6.6)%	(3.9)%

Asia Net Sales. Net sales in Asia increased $13.8 million or 11.5% (7.9% in constant currency). The increase was driven by watches, followed by growth in jewelry and leathers. Constant currency growth in South Korea, India and China was partially offset by a decline in Japan. During the Third Quarter as compared to the Prior Year Quarter, our watch category increased $9.2 million or 8.9% (5.4% in constant currency), our jewelry category increased $2.1 million or 123.5% (128.4% in constant currency) and leathers increased $1.8 million or 14.5% (11.8% in constant currency). Comparable store sales in the region increased modestly with positive comparable store sales in both our owned outlet and full-price concepts.
The following table sets forth product net sales for the Asia segment on a reported and constant currency basis (dollars in millions):

	For the 13 Weeks Ended October 1, 2016	For the 13 Weeks Ended October 3, 2015
			Growth (Decline)
	Net Sales	Net Sales	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$112.1	$102.9	$9.2	8.9%	5.4%
Leathers	14.2	12.4	1.8	14.5	11.8
Jewelry	3.8	1.7	2.1	123.5	128.4
Other	3.5	2.8	0.7	25.0	10.9
Total	$133.6	$119.8	$13.8	11.5%	7.9%

The following table sets forth the number of stores by concept on the dates indicated below:

	October 1, 2016				October 3, 2015
	Americas	Europe	Asia	Total	Americas	Europe	Asia	Total
Full price accessory	128	122	66	316	130	126	65	321
Outlets	156	73	46	275	151	67	44	262
Full priced multi-brand	—	7	12	19	—	5	21	26
Total stores	284	202	124	610	281	198	130	609

During the Third Quarter, we opened five new stores and closed ten stores.
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
Gross Profit. Gross profit of $385.1 million in the Third Quarter decreased 7.8% in comparison to $417.7 million in the Prior Year Quarter driven by lower sales primarily due to continuing headwinds in the traditional watch category. Gross profit margin rate decreased 200 basis points to 52.2% in the Third Quarter compared to 54.2% in the Prior Year Quarter. The gross margin rate declined mainly as a result of promotional activity in our outlets to drive sales. Wearables, which currently have lower margins than traditional watches, also negatively affected margins, along with an increased mix of off-price sales in the wholesale channel. Additionally, the gross margin rate included an unfavorable currency impact of approximately 40 basis points.
Operating Expenses. Total operating expenses in the Third Quarter increased by $11.9 million or 3.5% to $353.9 million compared to $342.0 million in the Prior Year Quarter. Restructuring costs of $14.5 million in Third Quarter were partially offset by a $10.0 million gain from real estate sales. Increases in wearables infrastructure and Misfit purchase accounting related expenses were partially offset by lower core infrastructure costs. Marketing expenses declined slightly due to timing, as we moved some planned investments into the fourth quarter of fiscal year 2016. The translation of foreign-denominated expenses during the Third Quarter decreased operating expenses by approximately $1.2 million as a result of the stronger U.S. dollar. As a percentage of net sales, operating expenses increased 370 basis points to 48.0% in the Third Quarter as compared to 44.3% in the Prior Year Quarter.
Consolidated Operating Income. Operating income decreased to $31.2 million in the Third Quarter as compared to $75.7 million in the Prior Year Quarter, driven by decreased sales and gross margin rate. As a percentage of net sales, operating margin decreased to 4.2% in the Third Quarter compared to 9.8% in the Prior Year Quarter and included a negative impact of approximately 50 basis points due to changes in foreign currencies.
During the Third Quarter as compared to the Prior Year Quarter, the positive impact of currencies on sales in Asia was more than offset by currency headwinds in Europe and the Americas. On a constant currency basis, sales and gross profit decreased in the Americas and Europe and increased in Asia. Promotions to drive business in our outlets continued to be the most significant gross profit margin headwind across all segments. Gross profit margin was also negatively impacted by wearables, where margins are currently lower than traditional watches and an increased mix of off-price sales in the wholesale channel in the Americas. In the Third Quarter, total operating expenses increased compared to the Prior Year Quarter, with increased restructuring costs across all segments and Misfit purchase accounting related costs and increased wearables infrastructure expenses in our corporate costs. These expenses were partially offset by the benefit from real estate sales in the Americas and Europe.
Operating income by segment is summarized as follows (dollars in millions):

	For the 13 Weeks Ended October 1, 2016	For the 13 Weeks Ended October 3, 2015	Growth (Decline)		Operating Margin %
			Dollars	Percentage	2016	2015
Americas	$56.4	$84.3	$(27.9)	(33.1)%	15.6%	21.6%
Europe	49.0	58.6	(9.6)	(16.4)	20.2	22.5
Asia	23.7	14.2	9.5	66.9	17.7	11.8
Corporate	(97.9)	(81.4)	(16.5)	20.3
Total operating income	$31.2	$75.7	$(44.5)	(58.8)%	4.2%	9.8%
Interest Expense. Interest expense increased by $1.9 million during the Third Quarter as a result of higher interest rate spreads due to our higher leverage ratio and amended credit facility.
Other Income (Expense)-Net. During the Third Quarter, other income (expense)-net decreased by $5.2 million to $1.6 million in comparison to the Prior Year Quarter. This change was primarily driven by lower net foreign currency gains resulting from mark-to-market hedging and other transactional activities as compared to the Prior Year Quarter.
Provision for Income Taxes. Income tax expense for the Third Quarter was $6.5 million, resulting in an effective income tax rate of 25.0%. For the Prior Year Quarter, income tax expense was $17.3 million, resulting in an effective income tax rate of 22.3%. The higher effective tax rate in the Third Quarter as compared to the Prior Year Quarter was primarily attributable to favorable differences between the income tax returns filed and the tax provisions made for those tax liabilities.  These differences were recorded as discrete items in the Prior Year Quarter that more than offset the higher structural rate. The lower projected structural rate for 2016 is largely due to the projected shift in earnings mix towards foreign income which is taxed at lower statutory rates.
Net Income Attributable to Fossil Group, Inc. Third Quarter net income attributable to Fossil Group, Inc. decreased to $17.4 million, or $0.36 per diluted share, in comparison to $57.5 million, or $1.19 per diluted share, in the Prior Year Quarter. Diluted earnings per share in the Third Quarter as compared to the Prior Year Quarter included a $0.17 decrease due to increased restructuring costs. The translation impact of a stronger U.S. dollar and less net foreign currency gains resulting from mark-to-market hedging and other transactional activities decreased diluted earnings per share by $0.15. Diluted earnings per share was also unfavorably impacted by a $0.09 per diluted share decrease due to the amortization of acquired Misfit intangible assets and of related contingent equity grants. Partially offsetting these decreases was a $0.16 favorable impact to diluted earnings per share due to the sale of real estate.

Fiscal Year To Date Periods Ended October 1, 2016 and October 3, 2015
Consolidated Net Sales. Net sales decreased $153.2 million or 6.9% (5.6% in constant currency), for the Year To Date Period as compared to the Prior Year YTD Period. Global watch sales decreased $127.5 million or 7.5% (6.2% in constant currency). Our jewelry product category decreased $14.1 million or 7.6% (6.4% in constant currency), while our leathers category decreased $8.1 million or 2.8% (1.4% in constant currency), during the Year To Date Period as compared to the Prior Year YTD Period. Global comparable store sales decreased 3.2% in our owned retail stores, with positive comparable store sales results in Europe and Asia more than offset by a decline in the Americas. Comparable store sales declined in all major product categories.
Net sales information by product category is summarized as follows (dollars in millions):

	For the 39 Weeks Ended October 1, 2016		For the 39 Weeks Ended October 3, 2015		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$1,581.2	75.9%	$1,708.7	76.4%	$(127.5)	(7.5)%	(6.2)%
Leathers	279.0	13.4	287.1	12.8	(8.1)	(2.8)	(1.4)
Jewelry	171.7	8.2	185.8	8.3	(14.1)	(7.6)	(6.4)
Other	51.3	2.5	54.8	2.5	(3.5)	(6.4)	(5.7)
Total	$2,083.2	100.0%	$2,236.4	100.0%	$(153.2)	(6.9)%	(5.6)%
In the Year To Date Period, the translation of foreign-based net sales into U.S. dollars decreased reported net sales by approximately $27.1 million, including unfavorable impacts of $14.1 million, $9.6 million and $3.4 million, in our Europe, Americas and Asia segments, respectively.
The following table sets forth consolidated net sales by segment (dollars in millions):

	For the 39 Weeks Ended October 1, 2016		For the 39 Weeks Ended October 3, 2015		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Americas	$1,042.2	50.0%	$1,143.9	51.2%	$(101.7)	(8.9)%	(8.1)%
Europe	669.1	32.1	722.5	32.3	(53.4)	(7.4)	(5.4)
Asia	371.9	17.9	370.0	16.5	1.9	0.5	1.4
Total	$2,083.2	100.0%	$2,236.4	100.0%	$(153.2)	(6.9)%	(5.6)%

Americas Net Sales. For the Year To Date Period, Americas net sales decreased $101.7 million or 8.9% (8.1% in constant currency), compared to the Prior Year YTD Period. Sales performance in the Year To Date Period was principally driven by sales declines in watches of $73.8 million or 8.6% (7.7% in constant currency). Our leathers and jewelry categories also declined $16.1 million or 8.4% (7.8% in constant currency) and $7.8 million or 10.9% (10.4% in constant currency), respectively. Comparable store sales decreased moderately in our owned retail stores during the Year To Date Period.

The following table sets forth product net sales for the Americas segment on a reported and constant currency basis (dollars in millions):

	For the 39 Weeks Ended October 1, 2016	For the 39 Weeks Ended October 3, 2015
			Growth (Decline)
	Net Sales	Net Sales	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$784.1	$857.9	$(73.8)	(8.6)%	(7.7)%
Leathers	176.0	192.1	(16.1)	(8.4)	(7.8)
Jewelry	64.0	71.8	(7.8)	(10.9)	(10.4)
Other	18.1	22.1	(4.0)	(18.1)	(17.3)
Total	$1,042.2	$1,143.9	$(101.7)	(8.9)%	(8.1)%

Europe Net Sales. For the Year To Date Period, Europe net sales decreased $53.4 million or 7.4% (5.4% in constant currency), compared to the Prior Year YTD Period. The sales performance was driven by a $45.2 million or 8.5% decrease in watches (6.5% in constant currency) and a $10.1 million or 9.3% decrease in jewelry (7.9% in constant currency) while our leathers business increased $2.8 million or 5.0% (8.0% in constant currency). Comparable store sales increased slightly in our owned retail stores during the Year To Date Period.
The following table sets forth product net sales for the Europe segment on a reported and constant currency basis (dollars in millions):

	For the 39 Weeks Ended October 1, 2016	For the 39 Weeks Ended October 3, 2015
			Growth (Decline)
	Net Sales	Net Sales	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$488.4	$533.6	$(45.2)	(8.5)%	(6.5)%
Leathers	58.7	55.9	2.8	5.0	8.0
Jewelry	98.5	108.6	(10.1)	(9.3)	(7.9)
Other	23.5	24.4	(0.9)	(3.7)	(1.9)
Total	$669.1	$722.5	$(53.4)	(7.4)%	(5.4)%

Asia Net Sales. For the Year To Date Period, Asia net sales increased $1.9 million or 0.5% (1.4% in constant currency), compared to the Prior Year YTD Period. The sales performance was principally driven by a $5.2 million or 13.3% increase in our leathers category (16.0% in constant currency) and a $3.8 million or 70.4% increase in jewelry (72.0% in constant currency), partially offset by a $8.6 million or 2.7% decrease in watches (1.9% in constant currency). Comparable store sales in the region increased slightly in our owned retail stores.
The following table sets forth product net sales for the Asia segment on a reported and constant currency basis (dollars in millions):

	For the 39 Weeks Ended October 1, 2016	For the 39 Weeks Ended October 3, 2015
			Growth (Decline)
	Net Sales	Net Sales	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$308.7	$317.3	$(8.6)	(2.7)%	(1.9)%
Leathers	44.3	39.1	5.2	13.3	16.0
Jewelry	9.2	5.4	3.8	70.4	72.0
Other	9.7	8.2	1.5	18.3	15.4
Total	$371.9	$370.0	$1.9	0.5%	1.4%

Gross Profit. For the Year To Date Period, gross profit margin decreased 260 basis points to 52.3% compared to 54.9% in the Prior Year YTD Period. The decreased gross profit margin was primarily driven by the same factors impacting the Third Quarter, including an unfavorable currency impact of approximately 90 basis points.
Operating Expenses. For the Year To Date Period, operating expenses as a percentage of net sales increased to 49.4% compared to 45.9% in the Prior Year YTD Period. Increased restructuring costs were partially offset by real estate sales. Increases in wearables infrastructure and Misfit purchase accounting related costs were partially offset by reduced store expenses and lower core infrastructure expenses. The Year To Date Period included a $9.9 million favorable impact from the translation of foreign-based expenses into U.S. dollars.
Consolidated Operating Income. Operating income decreased by $141.3 million, or 69.8%, in the Year To Date Period as compared to the Prior Year YTD Period. As a percentage of net sales, operating margin decreased to 2.9% in the Year To Date Period as compared to 9.0% in the Prior Year YTD Period and was negatively impacted by approximately 120 basis points due to changes in foreign currencies.
During the Year To Date Period, sales and gross margins were negatively impacted by currencies in all regional segments as compared to the Prior Year YTD Period. During the Year To Date Period, gross profit margin was negatively impacted by promotional activities to drive retail sales in our outlets in all geographies and an increased mix of sales in the Americas wholesale off-price channel to manage inventory levels. These unfavorable impacts to gross profit margin were partially offset by a favorable impact from our pricing initiatives. During the Year To Date Period, operating expenses deleveraged in the Americas and Europe segments largely due to fixed expenses on lower sales.
During the Year To Date Period, the translation of foreign-based sales and expenses into U.S. dollars decreased operating income by approximately $24.5 million. Operating income by segment is summarized as follows (dollars in millions):

	For the 39 Weeks Ended October 1, 2016	For the 39 Weeks Ended October 3, 2015	Growth (Decline)		Operating Margin %
			Dollars	Percentage	2016	2015
Americas	$168.3	$246.9	$(78.6)	(31.8)%	16.2%	21.6%
Europe	109.2	137.7	(28.5)	(20.7)	16.3	19.1
Asia	60.5	55.2	5.3	9.6	16.3	14.9
Corporate	(277.0)	(237.5)	(39.5)	16.6
Total operating income	$61.0	$202.3	$(141.3)	(69.8)%	2.9%	9.0%
Interest Expense. Interest expense increased by $5.1 million during the Year To Date Period as a result of higher interest rate spreads due to our higher leverage ratio and amended credit facility.
Other Income (Expense)-Net. During the Year To Date Period, other income (expense)-net decreased by $21.9 million to $6.4 million in comparison to the Prior Year YTD Period. This decrease was primarily driven by lower net foreign currency hedging gains in the Year To Date Period compared to the Prior Year YTD Period, and the non-recurrence of a $5.2 million gain recorded in the Prior Year YTD Period related to an interest rate hedge settlement.
Provision for Income Taxes. Income tax expense for the Year To Date Period was $13.2 million, resulting in an effective income tax rate of 27.5%. For the Prior Year YTD Period, income tax expense was $58.7 million, resulting in an effective income tax rate of 27.1%. The higher effective tax rate in the Year To Date Period as compared to the Prior Year YTD Period was primarily attributable to the recognition of income tax benefits due to the settlement of audits and favorable differences between the income tax returns filed and the tax provisions made for those tax liabilities in the Prior Year YTD Period that more than offset the higher structural rate. The lower projected structural rate for 2016 is largely due to the projected shift in earnings mix towards foreign income which is taxed at lower statutory rates.
Net Income Attributable to Fossil Group, Inc. Year To Date Period net income attributable to Fossil Group, Inc. decreased by 80.6% to $29.2 million, or $0.60 per diluted share, in comparison to $150.3 million, or $3.06 per diluted share, in the Prior Year YTD Period. Diluted earnings per share in the Year To Date Period as compared to the Prior Year YTD Period decreased $0.63 due to the translation impact of a stronger U.S. dollar and less net foreign currency gains resulting from mark-to-market hedging and other transactional activities. Diluted earnings per share was also unfavorably impacted by a $0.29 per diluted share decrease due to the amortization of acquired Misfit intangible assets and of related contingent equity grants. Partially offsetting these decreases were a $0.16 favorable impact to diluted earnings per share due to the sale of real estate and a $0.12 favorable impact to diluted earnings per share due to decreased restructuring costs.
Liquidity and Capital Resources

Historically, our business operations have not required substantial cash during the first several months of our fiscal year. Generally, starting in the third quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our quarterly cash requirements are also impacted by the number of new stores we open, other capital expenditures and strategic investments such as acquisitions. Our cash and cash equivalents balance at the end of the Third Quarter was $236.0 million, including $231.9 million held in banks outside the U.S., in comparison to cash and cash equivalents of $301.6 million at the end of the Prior Year Quarter and $289.3 million at the end of fiscal year 2015. We believe cash from operating activities as well as amounts available under our U.S. credit facilities are sufficient to meet our cash needs in the U.S. for the next 12 months.
For the Year to Date Period, we generated operating cash flow of $59.4 million. This operating cash flow combined with cash on hand and funds generated from real estate sales was utilized to fund $83.6 million in net repayments on our credit facilities and $53.5 million of capital expenditures. Cash flows provided by operations consisted primarily of net income of $34.8 million adjusted by net non-cash expenses of $73.8 million, partially offset by a net increase of $49.2 million in working capital items.
Accounts receivable, net of allowances, decreased by 2.8% to $321.3 million at the end of the Third Quarter compared to $330.4 million at the end of the Prior Year Quarter. Days sales outstanding for our wholesale businesses for the Third Quarter remained relatively constant at 53 days compared to 52 days in the Prior Year Quarter.
Inventory at the end of the Third Quarter was $699.6 million, which represented a 6.3% decrease from the end of the Prior Year Quarter ending inventory balance of $746.3 million.
The following tables reflect our common stock repurchase activity under our repurchase programs for the periods indicated (in millions):

			For the 13 Weeks Ended October 1, 2016		For the 13 Weeks Ended October 3, 2015
Fiscal Year Authorized	Dollar Value Authorized	Termination Date	Number of Shares Repurchased	Dollar Value Repurchased	Number of Shares Repurchased	Dollar Value Repurchased
2014	$1,000.0	December 2018	—	$—	0.2	$12.4
2012	$1,000.0	December 2016 (1)	—	$—	—	$—
2010	$30.0	None	—	$—	—	$—

			For the 39 Weeks Ended October 1, 2016		For the 39 Weeks Ended October 3, 2015
Fiscal Year Authorized	Dollar Value Authorized	Termination Date	Number of Shares Repurchased	Dollar Value Repurchased	Number of Shares Repurchased	Dollar Value Repurchased
2014	$1,000.0	December 2018	0.1	$5.2	2.4	$200.7
2012	$1,000.0	December 2016 (1)	—	$—	0.3	$28.8
2010	$30.0	None	—	$—	—	$—
__________________________________________________________________________________
(1) In the first quarter of fiscal year 2015, the Company completed this repurchase plan.
We effectively retired 0.1 million shares of common stock repurchased under our repurchase plans during the Year to Date Period. We account for the retirements by allocating the repurchase price, which is based upon the equity contribution associated with historical issuances, to common stock, additional paid-in capital and retained earnings. The effective retirement of common stock repurchased during the Year to Date Period decreased common stock by approximately $1,100, additional paid-in capital by $0.2 million, retained earnings by $5.0 million and treasury stock by $5.2 million. We effectively retired 2.7 million shares of our common stock during the Prior Year YTD Period that was repurchased under our repurchase programs. The effective retirement of common stock repurchased during the Prior Year YTD Period decreased common stock by approximately $27,300, additional paid-in capital by $0.7 million, retained earnings by $228.8 million and treasury stock by $229.5 million. At January 2, 2016 and October 1, 2016, all treasury stock had been effectively retired. As of October 1, 2016, we had a total of $824.2 million of repurchase authorizations remaining under our combined repurchase programs. However, under our First Amendment to the Amended and Restated Credit Agreement (the "First Amendment"), we are restricted from making open market repurchases of its common stock.

At the end of the Third Quarter, we had working capital of $1.0 billion compared to working capital of $1.1 billion at the end of the Prior Year Quarter. Additionally, at the end of the Third Quarter, we had approximately $26.4 million of short-term borrowings and $697.4 million in long-term debt.
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
On August 8, 2016, we entered into the First Amendment. The First Amendment adds two new levels to the applicable margin pricing grid used to calculate the interest rate that is applicable to base rate loans and LIBOR rate loans under the credit facility and increases the applicable margin at each pricing level for LIBOR rate loans by 25 basis points and for base rate loans by 25 basis points. Additionally, the First Amendment provides for the net cash proceeds from certain debt issuances in excess of $25.0 million to be applied, first, to prepay the term loans under our credit facility and, for the excess, if any, to prepay the revolving credit loans under our credit facility with a corresponding reduction in the revolving credit commitment by the amount of such excess proceeds. Furthermore, the First Amendment changes the consolidated total leverage ratio that we must comply with for fiscal quarters ending on or after June 30, 2016 from 2.50:1.00 to 3.25:1.00.
In connection with the First Amendment, we, along with certain of our material domestic subsidiaries, entered into a Collateral Agreement in favor of Wells Fargo Bank, National Association, as administrative agent, pursuant to which, together with such subsidiaries, we granted liens on all or substantially all of their assets in order to secure our obligations under the Credit Agreement and the other loan documents (the “Obligations”). Additionally, certain of our domestic subsidiaries entered into a Guaranty Agreement in favor of Wells Fargo Bank, National Association, as administrative agent, pursuant to which such subsidiaries guarantee the payment and performance of the Obligations.
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
Financial covenants in the Credit Agreement require us to maintain (i) a consolidated total leverage ratio no greater than 3.25 to 1.00, and (ii) a consolidated interest coverage ratio no less than 3.50 to 1.00.
During the Year to Date Period, we made principal payments of $15.6 million under the Term Loan. Additionally, we had net principal payments of $67.0 million under the Revolving Credit Facility at an average annual interest rate of 2.20%. As of October 1, 2016, we had $200.0 million and $522.0 million outstanding under the Term Loan and the Revolving Credit Facility, respectively. As of October 1, 2016 we also had unamortized debt issuance costs, which reduce the corresponding debt liability, of $4.5 million. In addition, we had $0.9 million of outstanding standby letters of credit at October 1, 2016. Amounts available under the Revolving Credit Facility are reduced by any amounts outstanding under standby letters of credit. As of October 1, 2016, we had $299.7 million in borrowing capacity under the Revolving Credit Facility, which was favorably impacted by a $176.8 million international cash balance. Borrowings under the Revolving Credit Facility were mainly used to fund capital expenditures, normal operating expenses and common stock repurchases. At October 1, 2016, we were in compliance with all debt covenants related to all our credit facilities.
For fiscal year 2016, we expect total capital expenditures to be approximately $65 million to $70 million. Of this amount, we expect approximately 65% will be for strategic growth, including investments in omni-channel, global concessions and technology, approximately 20% will be for retail store expansion and renovation and approximately 15% will be for technology and facilities maintenance. Our capital expenditure budget and allocation of it to the foregoing investments are estimates and are subject to change. We believe that cash flows from operations combined with existing cash on hand and amounts available under the Revolving Credit Facility will be sufficient to fund our working capital needs and planned capital expenditures for the next twelve months.
Contractual Obligations
During the Third Quarter, the Company entered into a sale-leaseback agreement for its approximately 518,000 square foot warehouse and distribution center in Dallas, Texas. The leaseback has a 10-year term with two 5-year renewal options and is classified as an operating lease. The following table identifies the contractual obligations associated with the sale-leaseback as of October 1, 2016 (in thousands):

		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Operating lease obligations	$21,249	$1,941	$3,998	$4,160	$11,150

There were no material changes to our contractual obligations set forth in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016, other than noted above.
Off Balance Sheet Arrangements
As of October 1, 2016, there were no material changes to our off balance sheet arrangements as set forth in commitments and contingencies in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016, except as disclosed in Note 13 to the Condensed Consolidated Financial Statements (Unaudited).
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods reported. On an on-going basis, we evaluate our estimates and judgments, including those related to product returns, bad debt, inventories, long-lived asset impairment, impairment of goodwill and trade names, income taxes, warranty costs, hedge accounting, litigation reserves and stock-based compensation. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Our estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no changes to the critical accounting policies disclosed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

Forward-Looking Statements
The statements contained and incorporated by reference in this Quarterly Report on Form 10-Q that are not historical facts, including, but not limited to, statements regarding our expected financial position, results of operations, business and financing plans found in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk,” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. The words “may,” “believes,” “expects,” “plans,” “intends,” “estimates,” “anticipates” and similar expressions identify forward-looking statements. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: the effect of worldwide economic conditions; significant changes in consumer spending patterns or preferences; interruptions or delays in the supply of key components; acts of war or acts of terrorism; changes in foreign currency valuations in relation to the U.S. dollar; lower levels of consumer spending resulting from a general economic downturn or generally reduced shopping activity caused by public safety or consumer confidence concerns; the performance of our products within the prevailing retail environment; customer acceptance of both new designs and newly-introduced product lines, including risks related to the expanded launch of connected accessories; financial difficulties encountered by customers; the effects of vigorous competition in the markets in which we operate; the integration of the organizations and operations of any acquired businesses into our existing organization and operations; risks related to the success of the multi-year profit improvement initiative; the termination or non-renewal of material licenses, foreign operations and manufacturing; changes in the costs of materials, labor and advertising; government regulation; our ability to secure and protect trademarks and other intellectual property rights; and the outcome of current and possible future litigation.

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
We are exposed to risk that adverse changes in foreign currency exchange rates could impact our net investment in foreign operations. To manage this risk, during the first quarter of fiscal year 2016, we entered into a forward contract designated as a net investment hedge to reduce exposure to changes in currency exchange rates on 45.0 million euros of our total investment in a euro-denominated foreign subsidiary. The hedge was settled during the second quarter of fiscal year 2016, resulting in a net gain of $0.5 million net of taxes that was recognized in the currency translation component of accumulated other comprehensive income (loss).
The following table shows our outstanding forward contracts designated as cash flow hedges for inventory transactions (in millions) at October 1, 2016 and their expiration dates.

Functional Currency		Contract Currency
Type	Amount	Type	Amount	Expiring through
Euro	255.8	U.S. dollar	290.6	August 2018
British pound	52.9	U.S. dollar	77.0	September 2018
Canadian dollar	84.2	U.S. dollar	64.1	September 2018
Japanese yen	4,234.3	U.S. dollar	38.6	September 2018
Mexican peso	339.8	U.S. dollar	18.0	June 2017
Australian dollar	22.2	U.S. dollar	16.6	June 2017
U.S. dollar	41.3	Japanese yen	4,250.0	November 2017
If we were to settle our euro, British pound, Canadian dollar, Japanese yen, Mexican peso, Australian dollar and U.S. dollar based forward contracts hedging inventory transactions as of October 1, 2016, the net result would have been a net gain of approximately $3.6 million, net of taxes. As of October 1, 2016, a 10% unfavorable change in the U.S. dollar strengthening against foreign currencies to which we have balance sheet transactional exposures would have decreased net pre-tax income by $11.0 million. The translation of the balance sheets of our foreign-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. As of October 1, 2016, a 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would have reduced consolidated stockholders' equity by approximately $64.7 million.
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
Based on our variable-rate debt outstanding as of October 1, 2016, excluding the $200.0 million outstanding under our Term Loan hedged with an interest rate swap agreement, a 100 basis point increase in interest rates would increase annual interest expense by approximately $5.3 million.

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
Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of October 1, 2016.
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
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (2)
July 3, 2016 - July 30, 2016	182	$29.49	—	$824,158,481
July 31, 2016 - August 27, 2016	—	—	—	824,158,481
August 28, 2016 - October 1, 2016	—	$—	—	$824,158,481
Total	182		—

_______________________________________________
(1)                  During the Third Quarter, 182 shares of repurchased common stock were acquired from grantees in connection with income tax withholding obligations arising from vesting of restricted stock grants. These shares were not part of our publicly announced program to repurchase shares of common stock.
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

10.1(1)
First Amendment to Amended and Restated Credit Agreement, dated as of August 8, 2016, by and among certain lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as syndication agents, HSBC Bank USA, National Association, Compass Bank and Fifth Third Bank, as documentation agents, and Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint bookrunners and Fossil Group, Inc.

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

FOSSIL GROUP, INC.

November 10, 2016	/S/ DENNIS R. SECOR
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

10.1(1)
First Amendment to Amended and Restated Credit Agreement, dated as of August 8, 2016, by and among certain lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as syndication agents, HSBC Bank USA, National Association, Compass Bank and Fifth Third Bank, as documentation agents, and Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint bookrunners and Fossil Group, Inc.

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