Form 10-K
period 2016-12-31
Fossil Group, Inc.
filed 2017-03-01
CIK 883569

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of Common Stock, $0.01 par value per share (the "Common Stock"), held by non-affiliates of the registrant, based on the last sale price of the Common Stock as reported by the NASDAQ Global Select Market on July 2, 2016 was $911.7 million.
As of February 20, 2017, 48,270,134 shares of Common Stock were outstanding.
_________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement to be furnished to shareholders in connection with its 2017 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

FOSSIL GROUP, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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
Domestically, we sell our products through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, Company-owned retail and outlet stores, mass market stores and through our FOSSIL® website. Our wholesale customer base includes, among others, Amazon, Best Buy, Dillard's, JCPenney, Kohl's, Macy's, Neiman Marcus, Nordstrom, Saks Fifth Avenue, Target and Wal-Mart. In the United States ("U.S."), our network of Company-owned stores included 94 retail stores located in premier retail sites and 129 outlet stores located in major outlet malls as of December 31, 2016. In addition, we offer an extensive collection of our FOSSIL brand products through our website at www.fossil.com, as well as proprietary and licensed watch and jewelry brands through other managed and affiliate websites.
Internationally, our products are sold to department stores, specialty retail stores, and specialty watch and jewelry stores in approximately 150 countries worldwide through 23 Company-owned foreign sales subsidiaries and through a network of approximately 80 independent distributors. Our products are offered on airlines and cruise ships and in international Company-owned retail stores. Internationally, our network of Company-owned stores included 230 retail stores and 132 outlet stores as of December 31, 2016. Our products are also sold through licensed and franchised FOSSIL retail stores, retail concessions operated by us and kiosks in certain international markets, as well as our websites in certain countries.
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

Business strengths
We believe that we have several business strengths which allow us to differentiate ourselves and achieve our key operating and financial goals. These business strengths include:
Brand strength.    We believe a brand's image, individuality, consistency and connection with its customers is paramount in building and sustaining the brand. We believe that our FOSSIL brand name is recognized on a global basis as an American vintage-inspired aspirational lifestyle brand with a focus on fashion accessories. The FOSSIL brand has developed from its origin as a watch brand to encompass other accessory categories, including handbags, belts, small leather goods, jewelry and sunglasses. We believe the FOSSIL brand is one of our most valuable assets, serves as a foundational piece of our business and remains very marketable across product lines, geographic areas and distribution channels. We have continued to develop, acquire or license other nationally or internationally recognized brand names, such as ADIDAS®, ARMANI EXCHANGE®, BURBERRY®, CHAPS BY RALPH LAUREN®, DIESEL®, DKNY®, EMPORIO ARMANI®, KARL LAGERFELD®, KATE SPADE NEW YORK®, MARC BY MARC JACOBS™, MICHAEL KORS®, MICHELE®, MISFIT®, RELIC®, SKAGEN®, TORY BURCH® and ZODIAC®, in order to appeal to a wide range of consumers. Our industry is highly competitive and subject to changing preferences in style, taste and price points. The success of our business model depends upon offering a wide range of branded products that appeal to the various tastes and fashion preferences of our customers. We must also maintain the relevance of these products by continually anticipating customer needs and desires as they relate to both the brands and categories of products we offer. We have teams of designers and brand specialists assigned to each of our brands. The objectives of these designers and brand specialists are to immerse themselves in their assigned brand and product area, identify their customers' preferences, interpret global fashion trends and develop style-right offerings to generate volume purchasing. By owning the vast majority of our global distribution, we are also able to create and execute consistent pricing strategies and brand image presentations that protect and enhance our proprietary brands and those of our licensors.
Licensing strength.    Since 1997, we have attracted highly recognized and respected brand names to license within our watch and jewelry portfolios. We believe we attract such quality brands due to our ability to provide them with access to our global design, production, distribution and marketing infrastructure. As a result of our vertical integration, we, unlike many of our competitors, can offer an integrated solution to launch or increase an accessory category presence on a worldwide basis in a consistent, timely and focused manner. All of our major licensing relationships are exclusive to us and the licensors, which substantially minimizes risks to the licensor associated with dealing with multiple licensees in different geographic regions. Additionally, in order to develop a broader relationship and maintain brand consistency across the accessory categories, we have broadened our infrastructure, which allows us to expand our licensing activities to products beyond the watch category, such as our DIESEL, EMPORIO ARMANI, KATE SPADE NEW YORK and MICHAEL KORS jewelry product lines.
Breadth of brands and retail price points.    Through the multiple brands we distribute, we have developed a broad spectrum of retail price points. Within our watch collections, core retail price points vary from approximately $7 in the mass market channel up to retail price points of $3,795 in the luxury distribution channel, although the majority of our collections focus on price points ranging from $85 to $600. The breadth of our brands allows us to anchor a brand to a given price point range and distribution channel, thereby maintaining a consistent brand image while focusing on the quality/value relationship important to the customer and not diluting the brand through overlapping distribution channels. The breadth of price points allows us to cater to various age and income groups while continuing to participate in sales consistently, regardless of a shift in income or the price/value preferences of our customers.
Wearable Technology. As a result of our acquisition of Misfit, Inc. ("Misfit"), we are leveraging the Misfit technology platform across our portfolio of brands to add incremental functionality to our fashion accessories including activity tracking, sleep monitoring and notifications through uniquely branded software applications. Also, mainly through this acquisition, we've established an in-house engineering team to keep us on the leading edge of technology, while building a scalable, cost efficient infrastructure to support our growing connected accessory line of products.
International penetration.    Since our initial public offering in 1993, we have continued to extend our reach beyond the U.S. by forming and acquiring internationally-based subsidiaries, licensing and developing internationally recognized brands and investing in the growth of our business within many major countries of the world. Net sales generated outside the U.S. were 55.4%, 53.8% and 54.7% for fiscal years 2016, 2015 and 2014, respectively.
Breadth of distribution channels.    Our products are sold through multiple distribution channels including department stores, specialty retail stores, specialty watch and jewelry stores, mass market stores, consumer electronics stores, cruise ships, airlines, Company-owned retail stores, licensed and franchised FOSSIL stores, retail concessions operated by us and e-commerce sites. As we expand our presence in existing distribution channels and add new distribution channels, as well as develop new product lines and expand our geographic reach, our revenues have become less dependent on any one distribution channel or geographic region. Our Company-owned retail stores, websites and catalog venues allow us to enhance the related brand image by offering a targeted message to the customer, showcasing the array of product availability, influencing the merchandising and presentation of the products and testing new product introductions.
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
International sourcing.    The vast majority of our products are sourced internationally. Most watch product sourcing from Asia is coordinated through our Hong Kong subsidiary, Fossil (East) Limited ("Fossil East"). During fiscal year 2016, approximately 47% of our non-Swiss made watch production was assembled through wholly or majority owned factories. This vertical integration of our business allows for better flow of communication, consistent quality, product design protection and improved supply chain speed, while still allowing us to utilize non-owned production facilities for their unique capabilities and to cover production needs over internal capacities. Establishing our watch assembly facilities near the component manufacturers also allows us to operate a more efficient supply chain. We have also been successful in leveraging our jewelry production needs through our watch assembly factory infrastructure. Our other accessory products are purchased from many third-party manufacturers with whom we have long-standing relationships and, in the case of our leathers business, we typically represent a meaningful portion of their businesses.
Operating cash flow.    Our business model has historically generated strong operating cash flows, including $210.1 million in fiscal year 2016, and $1.0 billion and $1.8 billion over the past three fiscal years and five fiscal years, respectively. This strong cash flow has allowed us to fund capital expenditures, Company-owned retail stores, product line expansions, common stock repurchase programs and acquisitions.
Information systems.    Operating and managing a global company requires sophisticated and reliable management information systems to assist in the planning, order processing, production and distribution functions and accounting of each relevant business. We mainly operate an SAP Enterprise Resource Planning system ("ERP") in the U.S. and most of Europe. For our subsidiaries in Asia, we operate Microsoft's Dynamics Navision Enterprise Resource Planning System ("Navision"). Our e-commerce platform is based on IBM's WebSphere Commerce platform and Adobe's Experience Manager platform. We continue to invest in other feature/functions and e-commerce infrastructure, which will allow us to provide a branded and omni-channel web experience in key markets. We operate SAP's IS Retail platform combined with the WINCOR point-of-sale and the SAP point-of-sale systems to improve our ability to manage our Company-owned retail stores globally and will begin upgrading that store technology in 2017. Our products are principally distributed from three primary warehouses, one located in Texas near our headquarters, one located in southern Germany and the other located in Hong Kong. Our facilities in Texas and Germany utilize sophisticated automated material handling equipment and software designed to improve accuracy, speed and quality in our warehousing operations.
For financial reporting, we use software solutions from Oracle Corporation: Hyperion Financial Management, Essbase and Hyperion Planning. This software was implemented in 2014 to increase the overall efficiency of our consolidation and financial reporting process, provide an analytical application to view and interpret data, and to improve predictability in the budgeting and forecasting process.
Growth strategy
In order to expand our global market share in a profitable manner, we continually establish and implement business initiatives that we believe will build brand equity, increase revenues and improve profitability across three distinct areas of our business: FOSSIL, SKAGEN and our multi-brand portfolio. Our strategy for growing the business includes the following:
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
Portfolio.    Our multi-brand portfolio is a powerful tool enabling us to gain share in the global watch market. Our innovation, design, supply chain and global distribution network provide us the opportunity to work with lifestyle brands around the world and position them across a broad spectrum of market segments. Our goal is to employ all of our strategic advantages to realize the full potential of our brands while also looking for additional brands to potentially integrate into our business model. As we continue to develop additional products, acquire or license additional brands and seek additional businesses to complement our existing offerings, we believe we will be able to leverage our design, marketing, assembly and distribution infrastructure and continue to increase the efficiency of our operations over the long-term.
Extend product categories of existing brands.    We frequently introduce new accessory product categories within our existing proprietary and licensed brands to further leverage our branded portfolio. For example, we introduced jewelry collections under the DIESEL, EMPORIO ARMANI, FOSSIL, KATE SPADE NEW YORK, MICHAEL KORS and SKAGEN brands after first establishing a market for the brands in watches. Wearable technology is an opportunity to extend the reach of our brands and offer customers new functionality in their fashion accessories, through display smart watches, hybrid smart watches and activity trackers. As consumer demand in the category drives the trend, we are adapting quickly to offer uniquely branded technology experiences through hardware and software created from our in-house engineering team acquired from Misfit. We acquired Misfit in 2015 for its scalable technology platform, which we are integrating across our multi-brand portfolio and pipeline of innovative products. Misfit’s position in the wearable technology space combined with their software and hardware engineering teams has enabled us to expand our addressable market with new distribution channels, products, brands and enterprise partnerships. Additionally, the acquisition of Misfit has further enhanced our capabilities to innovate and drive growth in the watch market, bringing fashion and branding to technology in a very unique way.
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
Introduce new brands.    We have introduced new brands through the development or acquisition of proprietary brands and licensing agreements related to recognizable global fashion lifestyle brands to attract a wide range of consumers with differing tastes and lifestyles. Our current portfolio of proprietary and licensed watch brands allows us to compete for market share from the luxury branded market to the mass market level. In April 2012, we completed the acquisition of Skagen Designs, Ltd. ("Skagen Designs") and certain of its international subsidiaries. At the time of acquisition, Skagen Designs was an international company offering contemporary Danish design accessories including watches, jewelry, sunglasses and clocks. In February 2013 and February 2015, we announced an exclusive global licensing agreement with Tory Burch and Kate Spade & Company, respectively, for watches under the TORY BURCH and KATE SPADE NEW YORK labels. In 2015, we also announced a global licensing agreement with Ralph Lauren® to design, develop and distribute watches under the CHAPS label, which launched in 2016. In December of 2015, we completed the acquisition of Misfit, which is a wearable technology company offering smart watches, fitness trackers and accessories focusing on fashion, wellness and intelligence.
Invest in direct-to-consumer and omni-channel capabilities.    Throughout our history, distribution through our Company-owned retail stores has allowed us to raise awareness of the FOSSIL brand and showcase a broad assortment of FOSSIL branded products in a warm and inviting atmosphere. Our FOSSIL retail stores, combined with our FOSSIL branded catalogs and websites, have continued to build brand equity, present a consistent brand image, influence the merchandising and presentation of our products at other retailers and have allowed us to test new product categories and designs. With consumers shopping preferences continuing to evolve beyond traditional retail stores, we are investing in other direct-to-consumer channels, including e-commerce and omni-channel initiatives, including mobile. Of the 585 Company-owned retail stores open as of December 31, 2016, 470 of these stores are FOSSIL branded stores. We also sell certain of our proprietary and licensed watch products, as well as upscale watch brands of other companies, such as Citizen and Swiss Army, at our Company-owned Watch Station International full-price retail and outlet stores. As of December 31, 2016, we operated 91 Watch Station International stores. We plan to open approximately 15 additional stores in fiscal year 2017, depending upon available retail locations and lease terms that meet our requirements, the majority of which will be our FOSSIL full-price accessory or outlet concepts. During fiscal year 2017, we also expect to close approximately 40 stores.
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
Captive suppliers.    A substantial percentage of our watches and jewelry products are assembled or manufactured by entities that are majority owned by us. In addition, although we do not have long-term contracts with our unrelated watch and accessory manufacturers, we maintain long-term relationships with several manufacturers.  These relationships developed due to the significant length of time we have conducted business with the same manufacturers. We believe that we are able to exert significant operational control with regard to our principal watch assemblers because of our level of ownership and long standing relationships. In addition, we believe that the relative size of our business with non-owned watch manufacturers gives us priority within their production schedules. Furthermore, the manufacturers understand our quality standards, which allow us to produce quality products and reduce the delivery time to market, improving overall operating margins. We have also added new facilities and relationships for manufacturing our wearable technology products as well as enhanced our own factories to enable assembly and production of hybrid smart watches. Increased volume in the wearables category would allow us to further reduce costs through improved volume pricing and enable our suppliers to continue to invest in automation.
Actively manage retail sales.    We manage the retail sales process with some of our wholesale customers by monitoring consumer purchases and retail inventory levels by product category and style, primarily through electronic data interchange, and by assisting some of our wholesale customers in the conception, development and implementation of their marketing programs. We employ staff in key markets who work with specific retailers to ensure that they are trained on our products and that our products are displayed in accordance with our visual standards. As a result, we believe we enjoy close relationships with some of our principal wholesale customers, often allowing us to influence the mix, quantity and timing of their purchasing decisions.
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
Traditional watches
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
Wearable technology / connected accessories
Wearable technology has quickly emerged as a meaningful segment within accessories as consumers continue to be drawn to technology enabled products that complement their connected lifestyles.  We believe there is a major opportunity to combine fashion and technology, important attributes to consumers wearing these devices.  With the acquisition of Misfit in December 2015, we believe we are in position to lead this convergence of fashion and technology by bringing leading-edge technology across our world-class portfolio of brands through our global distribution.

We believe the wearables market is broken up into four distinct segments.  The first segment is touchscreen smart watches which includes highly visible products such as the Apple Watch and Samsung Gear S3.  We have partnered closely with Google to release Android Wear watches under both the FOSSIL and MICHAEL KORS brand names in 2016.  These products are highly competitive serving both iPhone and Android phone users across more than 40 countries globally. The second segment is hybrid smart watches. Hybrid smart watches combine the attractive aesthetics of a traditional analog watch with embedded technology to enhance a consumer’s life without detracting from his or her sense of style.  This is an emerging market that has a limited number of brands competing, including technology companies like Withings and Samsung, as well as, traditional watch brands like Movado.  In the hybrid category, we launched products under seven brands in 2016, including SKAGEN, MISFIT, MICHAEL KORS, EMPORIO ARMANI, DIESEL, KATE SPADE NEW YORK and CHAPS.

The third segment is fitness trackers.  Fitness tracker brands are focused on delivering performance products primarily for consumers to track their activity.  Fitbit, Samsung and Jawbone are among the brands participating in this segment, along with our MISFIT brand. The fourth and final segment is what we call hybrid jewelry.  This segment focuses on infusing technology into traditional looking jewelry pieces.  This is a nascent category with growing brand engagement.  Early brands in this segment include Ringly and MISFIT.  In 2016, we launched hybrid jewelry across five of our other brands: FOSSIL, SKAGEN, MICHAEL KORS, KATE SPADE NEW YORK, AND DIESEL, as well as new MISFIT products.

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
Moderately priced fashion accessories are typically marketed in department stores and are characterized by contemporary fashion and well-known brand names at reasonable price points, such as our FOSSIL and RELIC brands. We currently offer small leather goods, handbags, belts and sunglasses for both men and women through department stores and specialty retailers in the moderate to upper-moderate price ranges. Our competitors in this market include companies such as Coach, Guess?, Kenneth Cole, Liz Claiborne and Nine West. In addition, we currently offer fashion jewelry sold under the DIESEL, EMPORIO ARMANI, FOSSIL, KATE SPADE NEW YORK, MICHAEL KORS, MISFIT and SKAGEN brands.

Our products
We design, develop, market and distribute fashion accessories, including handbags, jewelry, wearable technology, belts, small leather goods, sunglasses and watches under proprietary and licensed brand names. Additionally, we manufacture or distribute private label brands as well as branded products we purchase for resale in certain of our non-FOSSIL branded retail stores. The following table sets forth certain information with respect to the breakdown of our net sales and percentage of growth between proprietary, licensed and other brands for the fiscal years indicated (in millions, except for percentage data).

	Fiscal Year
	2016		2015		2014
	Dollars	% Growth	Dollars	% Growth	Dollars
Net sales
Proprietary	$1,479.0	1.4%	$1,458.6	(3.8)%	$1,516.7
Licensed	1,449.6	(12.1)	1,648.7	(12.1)	1,876.7
Other	113.8	(6.3)	121.5	4.5	116.3
Total	$3,042.4	(5.8)%	$3,228.8	(8.0)%	$3,509.7
Traditional and connected watch products
We offer an extensive line of branded lifestyle watches under our proprietary brands and, pursuant to license agreements, under some of the most prestigious brands in the world. Sales of watches for fiscal years 2016, 2015 and 2014 accounted for approximately 76.6%, 76.7% and 78.0%, respectively, of our consolidated net sales.
Proprietary brands.    The following table sets forth information about our primary proprietary brand watches:

Brand	Suggested Retail Price Point Range	Primary Distribution Channels
FOSSIL	$75 - 495
U.S. department stores (Belk, Dillard's, Macy's and Nordstrom), U.S. consumer electronics retailers (Best Buy), U.S. specialty retailers (The Buckle), better European department stores (Debenhams, El Corte Ingles, Galeries Lafayette, Harrod's, House of Fraser, Karstadt, Kaufhof and Printemps), better European specialty stores (Christ, Ernest Jones, Goldsmith, H. Samuel, Histoire d'Or as, and Louis Pion), Canadian department stores (Hudson Bay), Australian department stores (Myers), Chinese department stores (Sogo), independently-owned watch and jewelry stores worldwide, www.amazon.com, www.fossil.com, www.watchstation.com and Fossil stores worldwide

MICHELE	$295 - 3,795	U.S. department stores (Bloomingdales, Neiman Marcus, Nordstrom and Saks Fifth Avenue), watch specialty stores, jewelry stores, www.michele.com and www.watchstation.com
MISFIT	$60 - 200
Consumer electronics retailers (Best Buy, Target, and Dixons), department stores (Macy's, Kohl's, and John Lewis), specialty retailers (Apple retail), independently-owned watch and jewelry stores, www.amazon.com and www.misfit.com

RELIC	$45 - 150	U.S. department stores (JCPenney, Kohl's, and Sears) and www.amazon.com
SKAGEN	$95 - 245
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

ZODIAC	$1,095 - 3,495	Watch specialty jewelry stores worldwide and www.watchstation.com

Licensed brands.    We have entered into multi-year, worldwide exclusive license agreements for the manufacture, distribution and sale of watches bearing the brand names of certain globally recognized fashion companies. The following table sets forth information with respect to our primary licensed watch products:

Brand	Suggested Retail Price Point Range	Expiration Date	Primary Distribution Channels
ADIDAS	$50 - 195	3/31/2017	Department stores, major sports stores, specialty retailers, adidas outlets, adidas boutiques worldwide and www.watchstation.com
ARMANI EXCHANGE	$100 - 295	12/31/2023	Department stores, specialty retailers, duty free stores worldwide, Armani Exchange boutiques worldwide, www.armaniexchange.com and www.watchstation.com
BURBERRY	$395 - 3,995	12/31/2017	Department stores, specialty retailers, Burberry boutiques worldwide and www.watchstation.com
CHAPS	$95 - 200	12/31/2020	Department stores, specialty retailers, Chaps boutiques worldwide and www.watchstation.com
DIESEL	$100 - 495	12/31/2025	Department stores, specialty retailers, Diesel boutiques worldwide, www.diesel.com and www.watchstation.com
DKNY	$95 - 275	12/31/2019	Department stores, jewelry stores, specialty retailers, DKNY boutiques worldwide and www.watchstation.com
EMPORIO ARMANI	$175 - 2,995	12/31/2023	Department stores, specialty retailers, major jewelry and watch stores, Emporio Armani boutiques worldwide, duty free stores worldwide, www.emporioarmaniwatches.com and www.watchstation.com
KARL LAGERFELD	$125 - 300	12/31/2017	Department stores, Karl Lagerfeld boutiques, watch and jewelry specialty stores, and www.watchstation.com
KATE SPADE NEW YORK	$150 - 350	12/31/2025
Department stores, consumer electronics retailers (Best Buy and AT&T), specialty retailers, major jewelry and watch stores, Kate Spade boutiques worldwide, duty free stores worldwide, www.katespade.com and www.watchstation.com

MARC JACOBS	$150 - 300	12/31/2020	Department stores, specialty retailers, Marc Jacobs boutiques worldwide, www.watchstation.com, and www.marcjacobs.com
MICHAEL KORS	$195 - 550	12/31/2024	Department stores, consumer electronics retailers (Best Buy), specialty retailers, jewelry stores, duty free stores, retail websites, Michael Kors boutiques worldwide and www.watchstation.com
TORY BURCH	$295 - 895	12/31/2018	Department stores, specialty retailers, jewelry stores, duty free stores, retail websites, Tory Burch boutiques worldwide.
Sales of our licensed watch products accounted for 43.4% of our consolidated net sales for fiscal year 2016. Our MICHAEL KORS product sales, including jewelry, accounted for 22.7% of our consolidated net sales for fiscal year 2016. The licensing agreements with ADIDAS and BURBERRY will not be renewed upon their expiration in the first quarter of fiscal year 2017 and the fourth quarter of fiscal year 2017, respectively.
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

Fashion accessories
In order to leverage our design and marketing expertise and our close relationships with our principal retail customers, primarily in the U.S. and Europe, we have developed a line of fashion accessories for both men and women, including belts, handbags, jewelry, small leather goods and sunglasses. Our handbags are made of a variety of fine leathers and other materials that emphasize classic styles and incorporate a variety of creative designs. Our small leather goods are typically made of fine leathers or other man-made materials and include items such as coin purses, cosmetic bags, mini-bags and wallets. Our jewelry lines include bracelets, cufflinks, earrings, necklaces and rings marketed under the DIESEL, EMPORIO ARMANI, FOSSIL, KATE SPADE NEW YORK, MICHAEL KORS, MISFIT and SKAGEN brands and typically include materials such as base metals, stainless steel, semi-precious stones and sterling silver. We offer 100% UV protected fashion sunglasses under our FOSSIL brand. We currently sell our fashion accessories through a number of our existing major department store and specialty retail store customers, as well as through our Company-owned retail stores, www.fossil.com and other internationally-owned e-commerce sites. In the U.S. and certain international markets, we generally market our fashion accessory lines through the same distribution channels as our watches using similar in-store presentations, graphics and packaging. These fashion accessories are typically sold in locations adjacent to watch departments, which may lead to purchases by persons who are familiar with our watch brands. Sales of our accessory lines accounted for 21.6% of our consolidated net sales in both fiscal years 2016 and 2015, and 20.2% of our consolidated net sales in fiscal year 2014.

The following table sets forth information about our fashion accessories:

Brand	Accessory Category	Suggested Retail Price Point Range	Primary Distribution Channel
DIESEL	Jewelry	$75 - 150	Department stores, domestic and international specialty retailers and Diesel retail stores worldwide
EMPORIO ARMANI	Jewelry	$65 - 295	Department stores, specialty retailers, major jewelry stores, Emporio Armani boutiques worldwide, duty free stores worldwide and www.emporioarmani.com
FOSSIL	Bags Small Leather Goods Belts Gifts Eyewear Jewelry	$88 - 448 $12 - 148 $24 - 58 $24 - 178 $55 - 135 $18 - 128
U.S. department stores (Belk, Dillard's, Macy's and Nordstrom), specialty retailers (The Buckle), better European specialty and department stores (Christ, Debenhams, Galeries Lafayette, House of Fraser, Karstadt and Kaufhof), www.amazon.com, Company-owned stores, our catalogs and www.fossil.com

KATE SPADE NEW YORK	Jewelry	$98 - 158
Department stores, consumer electronics retailers, specialty retailers, major jewelry and watch stores, Kate Spade boutiques worldwide, duty free stores worldwide, www.katespade.com and www.watchstation.com

MICHAEL KORS	Jewelry	$45 - 595	Department stores, specialty retailers, jewelry stores, duty free stores, retail websites, Michael Kors boutiques worldwide and www.watchstation.com
MISFIT	Jewelry	$15 - 60
Consumer electronics retailers (Best Buy, Target, and Dixons), department stores (Macy's, Kohl's, and John Lewis), specialty retailers (Apple retail), independently-owned watch and jewelry stores, www.amazon.com and www.misfit.com

RELIC	Handbags Small Leather Goods Belts	$40 - 78 $22 - 40 $22 - 32	U.S. department stores (JCPenney and Kohl's)
SKAGEN	Handbags Small Leather Goods Jewelry	$165 - 595 $35 - 175 $35 - 90
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
In January 2014, we entered into a license agreement with the Safilo Group for both FOSSIL branded sunglasses and optical frames worldwide. The license agreement provides for royalties to be paid to us based on a percentage of net sales and includes certain guaranteed minimum royalties. Sales of licensed eyewear for fiscal years 2016, 2015 and 2014 accounted for approximately 0.4%, 0.5% and 0.4%, respectively, of our consolidated net sales.

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
We differentiate our products from those of our competitors principally by incorporating into our product designs innovations in fashion details, including variations in the materials and treatments used for dials, crystals, cases, straps and bracelets for our watches, and innovative details and treatments in our other accessories. We also incorporate certain proprietary technology or integrate our suppliers' technologies in certain of our wearables products. In some instances, we believe that such innovations have allowed us to achieve significant improvements in consumer acceptance of our product offerings. We believe that the substantial experience of our design staff will assist us in maintaining our current leadership position in the watch category, continuing to enhance our handbag offering and expanding the scope of our product offerings.
Marketing and promotion
Our marketing strategy for each of our proprietary brands is to deliver a coordinated and consistent brand image to the consumer regardless of where the consumer comes into contact with the brand. This includes point-of-sale merchandise displays, print and media advertising, our websites, catalogs, retail stores, and product packaging. We have been investing in our omni-channel initiatives to further develop a consistent brand image and message across all of the channels we serve. We have created a global Customer Relationship Management ("CRM") database to encourage on-going communication with our customers in an effort to foster brand loyalty and facilitate customer engagement and repeat purchases. For our proprietary brands, we identify our advertising themes and coordinate our packaging, advertising and point-of-sale material around these themes. These themes are carefully coordinated in order to convey classic, American styling and the aspirational viewpoint that we associate with our products. Our vintage-inspired tin packaging concept for many of our watch products and certain of our accessories is an example of these marketing themes. While our marketing themes typically change each year, the core image of the brand is designed to endure, only changing slightly to keep it fresh and relevant to our targeted consumer. For our licensed brands, we incorporate many of the same concepts, but derive the themes generally from the licensors.
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
Sales and customers
General.    Domestically, we sell our products in retail locations in the U.S. through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores and mass market stores. For our FOSSIL, MICHELE and licensed branded products, our primary department store customers include Bloomingdales, Dillard's, Macy's, Neiman Marcus, Nordstrom and Saks Fifth Avenue. For our RELIC brand, our primary customers include JCPenney and Kohl's. For our SKAGEN brand, our primary customers include Dillard's, Macy's and Nordstrom. Many of our licensed branded products are also sold through each respective licensor's boutique stores and websites. We maintain sales offices in several major cities across the U.S. staffed with sales associates to assist in managing our department and specialty store accounts and employ a staff of merchandise coordinators in key markets who work with the stores to ensure they are trained on our products and visual display requirements. We also sell certain of our FOSSIL branded products at Company-owned FOSSIL retail stores and outlet stores located throughout the U.S., and through our website at www.fossil.com. In addition, we sell certain of our proprietary and licensed watch products, as well as upscale watch brands of other companies, such as Citizen and Swiss Army, at our Company-owned Watch Station International retail stores in the U.S. and through our website at www.watchstation.com.
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
Internationally, our products are sold to department stores and specialty retail stores in approximately 150 countries worldwide through 23 Company-owned foreign subsidiaries, a network of approximately 80 independent distributors, Company-owned retail stores and websites and licensed or franchised FOSSIL retail stores, retail concessions operated by us and kiosks. Foreign distributors generally purchase products from us at prices established by us for international sales and resell them to department stores and specialty retail stores. We generally receive payment from our foreign distributors in U.S. dollars. We generally do not have long-term contracts with any of our retail customers. All transactions between us and our retail customers are conducted on the basis of purchase orders, which generally require payment of amounts due to us on a net 30 day basis for most of our U.S.-based customers and up to 120 days for certain international customers. No customer accounted for 10% or more of our consolidated net sales in fiscal years 2016, 2015 or 2014. Net sales for geographic segments are based on the location of the selling entity. For more information on our geographic segments, see Note 18—Major Customer, Segment and Geographic Information to our consolidated financial statements set forth in Part II, Item 8 of this Annual Report on Form 10-K.
United States sales.    For fiscal years 2016, 2015 and 2014, U.S. sales accounted for 44.6%, 46.2% and 45.3% of our consolidated net sales, respectively, and the aggregate sales to our 10 largest U.S. customers represented approximately 21.0%, 21.3% and 18.9% of consolidated net sales, respectively.
International sales.    For fiscal years 2016, 2015 and 2014, Europe sales accounted for 32.9%, 33.1% and 34.1% of consolidated net sales, respectively, Asia sales accounted for 16.9%, 15.4% and 16.1% of consolidated net sales, respectively, and other international sales accounted for 5.6%, 5.3% and 4.5% of consolidated net sales, respectively. Net sales from Germany accounted for more than 10% of our consolidated net sales and were approximately $467.7 million, $505.4 million and $612.5 million in fiscal years 2016, 2015 and 2014, respectively.
Company-owned stores
Our various retail store formats focus on creating emotional connections with our customers through an intense branding experience and personalized customer service. We strive to provide an inviting and welcoming environment for our customers that enhances our brand image and seek brand loyalty by continually delivering innovative vintage-inspired products that meet our customers' tastes. Our goal is to provide the customer with a consistent brand experience and message across the various channels we serve, including our retail stores, wholesale partners and e-commerce channels. Our on-going investments in our omni-channel initiatives help facilitate this goal and are critical components of our growth strategy going forward.

The following table sets forth the number of stores by concept as of December 31, 2016 and January 2, 2016:

	December 31, 2016				January 2, 2016
	Americas	Europe	Asia	Total	Americas	Europe	Asia	Total
Full price	122	119	63	304	128	126	68	322
Outlets	143	73	45	261	153	71	46	270
Full priced multi-brand	—	8	12	20	—	7	20	27
Total stores	265	200	120	585	281	204	134	619
Accessory stores
We operate full-price FOSSIL and SKAGEN accessory retail stores ("Accessory Stores") in order to broaden the recognition of our brand names. Accessory Stores carry a full assortment of FOSSIL or SKAGEN watches and other accessories that are generally sold at the suggested retail price. At the end of fiscal year 2016, the average size of our Accessory Stores was 1,539 square feet, but each store can vary in size based on its geographic location. For example, our international-based stores are generally smaller in square footage than our U.S.-based stores due to smaller retail store configurations generally available in international markets. The table below sets forth information about our Accessory Stores for the last five fiscal years:

Fiscal Year	Open At Beginning of Period	Opened During Period		Closed During Period	Open at End of Period	Total Gross Square Footage (in thousands)	Percentage Increase (Decrease) in Square Footage	Average Gross Square Footage Per Retail Store
2012	245	25		10	260	363.4	7.6%	1,398
2013	260	30		14	276	402.3	10.7%	1,458
2014	276	29		16	289	432.2	7.4%	1,496
2015	289	45	(1)	13	321	496.4	14.9%	1,546
2016	321	10		27	304	467.8	(5.8)%	1,539
____________________________________________
(1) Includes stores added through our acquisition of the South Africa-based distributor S.Keren Watch Group ("SKWG").
Outlet stores
The majority of our outlet stores are FOSSIL branded and are located at select outlet malls throughout the U.S. and in certain international locations. We also operate outlets under the SKAGEN and Watch Station International names. Our outlets operating under the FOSSIL and SKAGEN names not only increase our brand awareness, but also enable us to liquidate excess inventory generally at significantly better prices than we would obtain through third-party liquidators. We generally discount products in our outlet stores from 25% to 75% off our suggested retail price. The table below sets forth information about our outlet stores during the last five fiscal years:

Fiscal Year	Open At Beginning of Period	Opened During Period		Closed During Period	Open at End of Period	Total Gross Square Footage (in thousands)	Percentage Increase (Decrease) in Square Footage	Average Gross Square Footage Per Retail Store
2012	104	59		1	162	356.3	49.5%	2,199
2013	162	46		2	206	427.9	20.1%	2,077
2014	206	41		4	243	497.4	16.2%	2,047
2015	243	29	(1)	2	270	543.0	9.2%	2,011
2016	270	6		15	261	525.8	(3.2)%	2,015
____________________________________________
(1) Includes stores added through our SKWG acquisition.

Other retail and e-commerce
We sell certain of our proprietary and licensed brand watches, as well as watches manufactured by other companies in our Watch Station International stores.

We have an agreement with the House of Fraser ("HOF"), a U.K.-based department store, which allows us to operate the watch department in certain HOF stores. Under this agreement, we own the inventory within the HOF store, provide the labor to operate the department and pay HOF a commission on the retail watch sales generated in the stores. As of December 31, 2016, we operated the watch department in 53 HOF stores and HOF Online, although we do not include the number of locations associated with this arrangement in our retail store count.
Internet sales.    Our U.S. e-commerce website for FOSSIL branded products is www.fossil.com. We also operate e-commerce websites in Australia, France, Germany, Japan and the United Kingdom. In October 2012, we began shipping to Canada and Mexico through a third-party e-commerce website. Each website features a full selection of geographically specific FOSSIL branded products. Certain of our websites also provide customer service, company news and shareholder information. Our websites are continually updated to provide a fresh look and an easy-to-navigate interface that enhances our brand image, while allowing consumers a pleasing shopping experience or a preview of what they may find at their local store carrying the brand. Since its launch, the www.fossil.com website has been promoted consistently in support of online brand and direct sales goals. Our online marketing efforts include the following: search/keyword marketing programs through major search partners including Google, Bing and Yahoo!; regular e-mail communications sent using our e-mail service provider to over one million registered consumers; product and promotional banners presented on affiliate networks and display banner networks; and online brand initiatives through social networks such as Facebook, Twitter, Instagram, Pinterest, YouTube, WeChat and Weibo in support of viral and traditional brand initiatives. Through our Misfit acquisition in December 2015, we acquired the www.misfit.com website. We have leveraged our e-commerce infrastructure by opening websites to support our licensed and owned brands, including www.michele.com, www.skagen.com, and www.watchstation.com.
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
We permit the return of damaged or defective products. In addition, although we have no obligation to do so, we accept limited amounts of product returns from our wholesale customers in other instances. Accordingly, we provide allowances for the estimated amount of product returns. The allowances for product returns as of the end of fiscal years 2016, 2015 and 2014 were $66.9 million, $68.7 million and $68.2 million, respectively. We have not historically experienced returns in excess of our aggregate allowances.
Backlog
It is the practice of a substantial number of our customers not to confirm orders by delivering a formal purchase order until a relatively short time prior to the shipment of goods. As a result, the amount of unfilled customer orders includes confirmed orders and orders that we believe will be confirmed by delivery of a formal purchase order. A majority of such amounts represent orders that have been confirmed. The remainder of such amounts represents orders that we believe, based on industry practice and prior experience, will be confirmed in the ordinary course of business. Our backlog at a particular time is affected by a number of factors, including seasonality and the scheduling of the manufacture and shipment of our products. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. At the end of fiscal year 2016, we had unfilled customer orders of approximately $104.5 million, compared to $84.9 million and $185.1 million at the end of fiscal years 2015 and 2014, respectively.

Manufacturing
Watches and jewelry. During fiscal year 2016, approximately 47% of the watches we procured from Asia were assembled through our two majority-owned entities. The remaining watches we procured from Asia were assembled by approximately 38 unrelated factories located primarily in China and Hong Kong, which includes almost all the production and assembly of our digital and mass market watches. During fiscal year 2016, our Swiss-made watches were assembled primarily by two of our majority-owned entities and four third-party factories in Switzerland. During fiscal year 2016, approximately 59% of our jewelry products were manufactured by one of our majority-owned entities. The remaining 41% of our jewelry products were manufactured by approximately 20 factories located primarily in China. Although we have no ownership interest in these unrelated watch and jewelry factories, Fossil East maintains oversight and control of the supply chain from design through final delivery of the finished product as it does with our related factories. We believe substantial ownership of the assembly factories that produce a significant amount of our fashion watches and jewelry is critical to our operating model, as we believe this allows us to keep our designs proprietary, control the size of our production runs and vertically manage our supply chain.
The principal components used in the assembly of our watches are cases, crystals, dials, movements, hands, bracelets and straps. These components are obtained from a large number of suppliers located principally in China, Hong Kong, India, Italy, Japan, South Korea, Switzerland and Thailand. The majority of the movements, cases, dials, bracelets and hands used in the assembly of our watches are supplied by ten principal vendors. During fiscal years 2016, 2015 and 2014, one vendor was responsible for supplying approximately 37%, 43% and 41% of our case and bracelet components, respectively. Additionally, three vendors were responsible for supplying approximately 76%, 73% and 87% of our movements in fiscal years 2016, 2015 and 2014, respectively. The principal materials used in the manufacture of our jewelry products are base metals, stainless steel, semi-precious stones or silver jewelry with 18K gold plating on top. These components are primarily obtained from the same factories that we use for our watches. Except for the one case and bracelet vendor and the three movement vendors noted above, we do not believe that our business is materially dependent on any single component supplier.
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
Other Accessories. During fiscal year 2016, all of the manufacturing of our handbags, small leather goods and belts was outsourced. We believe that our policy of outsourcing the production of these product categories allows us flexibility in selecting our suppliers while avoiding significant capital expenditures, build-ups of work-in-process inventory and the costs of managing a substantial production work force.
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
Inventory control. We maintain inventory control systems at our facilities that enable us to track each product from the time it is shipped from our factory through shipment to our customers, or consumer in the case of our retail stores, concessions and websites. To facilitate this tracking, a significant number of products sold by us are pre-ticketed and bar coded. Our inventory control systems report shipping, sales and individual stock keeping unit level inventory information. We manage the retail sales process by monitoring customer sales and inventory levels of our products by product category and style, primarily through electronic data interchange. We believe that our distribution capabilities enable us to reduce inventory risk and increase flexibility in responding to the delivery requirements of our customers. Our management believes that our electronic data interchange efforts will continue to grow in the future as customers focus further on increasing operating efficiencies. In addition, we maintain systems that are designed to track inventory movement through our Company-owned stores. We monitor store inventory movement through review of detailed sales transaction records which are accumulated on each store’s point-of-sale system.
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
Enterprise performance management systems.    We have implemented customized Hyperion financial reporting software from Oracle Corporation. The software increases the efficiency of our consolidation and reporting process, and provides a more dynamic way to view and analyze data. The Hyperion planning tool also provides more dynamic and robust budgeting and forecasting capabilities.
Product lifecycle management.    We have implemented Dassault Systemes Enovia in our product development function. This system enables our global product development process across our multiple brands and product categories. In addition to aligning this process, the platform enables a global solution for collaboration, sample management, design tool integration, and calendar management.
Cyber/Data security.    Our business involves the receipt and storage of personal information about customers and employees, the protection of which is critical to us. If we experience a significant breach of customer, employee, and/or company data it could attract a substantial amount of media attention, damage our customer relationships and reputation and result in lost sales, fines, or lawsuits. Our Board of Directors and/or our Audit Committee reviews our data security risks and strategy on a regular basis, and we have obtained insurance liability coverage for certain data security or privacy breaches.
IT support services.  Our global IT support operations are managed by us within a managed service model with a global IT service provider in order to gain long-term IT operational maturity, resource flexibility and improved financial leverage of our IT support costs related to: service desk, application support, administration and infrastructure administration.
Warranty and repair
Our watch products are covered by limited warranties against defects in materials or workmanship. Historically, our FOSSIL and RELIC watch products sold in the U.S. have been covered for warranty periods of 11 years and 12 years, respectively, and our SKAGEN branded watches have been covered by a lifetime warranty. Beginning in 2017, these brands will be moving to a two year warranty. Generally, all other products sold in the U.S. and internationally are covered by a comparable one to two year warranty. The majority of our defective watch products returned by consumers in the Americas are processed at our repair facilities in Texas while defective watch products returned by consumers in Europe are processed at our repair facilities in France. We also maintain repair facilities at a majority of our subsidiaries, as well as through our network of third-party distributors to handle repairs which are minor in nature or are not convenient to one of our centralized repair facilities. In most cases, defective products under warranty are repaired by our personnel or third-party distributors. We attempt to retain adequate levels of component parts to facilitate after-sales service of our watches, even after specific styles are discontinued. We have a component parts system that tracks the inventory of our various component replacement parts that can be utilized by our repair facilities for identifying stock levels and availability for procurement. Watch and non-watch products under warranty that cannot be repaired in a cost-effective manner are replaced by us at no cost to the customer. Our warranty liability at the end of fiscal years 2016, 2015 and 2014 was $15.4 million, $13.7 million and $13.5 million, respectively. Repair services accounted for approximately 1.2% of our consolidated net sales in fiscal year 2016, 1.1% in fiscal year 2015 and 1.0 % in fiscal year 2014.

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
Intellectual property
Trademarks.   We use our FOSSIL, MICHELE, MISFIT, RELIC, SKAGEN and ZODIAC trademarks, as well as other trademarks, on certain of our watches, activity trackers, leather goods and other fashion accessories in the U.S. and in a significant number of foreign countries. We also use FOSSIL, SKAGEN, WATCH STATION INTERNATIONAL®, and WSI® as trademarks on retail stores and FOSSIL, SKAGEN, WATCH STATION INTERNATIONAL, WSI, MISFIT and MICHELE as trademarks on online e-commerce sites. We have taken steps to establish or provide additional protection for our trademarks by registering or applying to register our trademarks for relevant classes of products in each country where our products are sold in addition to certain foreign countries where it is our intent to market our products in the future. Each registered trademark may be renewable indefinitely, so long as we continue to use the mark in the applicable jurisdiction and make the appropriate filings when required. We aggressively protect our trademarks and trade dress and pursue infringement both domestically and internationally. We also pursue counterfeiters both domestically and internationally through third party on-line monitoring and through leads generated internally, as well as through our business partners worldwide.
Patents.    We continue to explore innovations in the design and assembly of our watch products. As a result, we have been granted, and have pending, various U.S. and international design and utility patents related to certain of our product designs, features, and technologies. As of December 31, 2016, none of our patents were material to our business.
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
Other. We rely upon unpatented trade secrets, know-how, and continuing technological innovation to develop and maintain our competitive position, particularly in the wearable technology space. We strive to protect our trade secrets and other proprietary information through agreements with current and prospective product development partners, confidentiality agreements with employees, consultants and others that may have access to our proprietary information and through the use of other security measures.
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
We believe the risk of significant new competitors is mitigated to some extent by barriers to entry such as high startup costs and the development of long-term relationships with customers and manufacturing sources. However, in the expanding wearable technology industry we face relatively new competition from technology brands such as Apple and Samsung, from fitness brands such as Fitbit, as well as from many established traditional watch manufacturers as they enter into the wearable technology category. As this segment evolves and grows, there will likely be increased competition as well. However, we believe our design, branding, significant scale and distribution are strong competitive advantages.
Employees
As of December 31, 2016, we employed approximately 14,500 persons, including approximately 8,500 persons employed by our foreign operating subsidiaries.
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
Our success depends upon our ability to anticipate and respond to changing fashion and product trends and consumer preferences in a timely manner. The purchasing decisions of consumers are highly subjective and can be influenced by many factors, such as brand image, marketing programs and product design. Our success depends, in part, on our ability to anticipate, gauge and respond to these changing consumer preferences in a timely manner while preserving the authenticity and the quality of our brands. Although we attempt to stay abreast of emerging lifestyle and fashion trends, and now, technology advances affecting accessories, any failure by us to identify and respond to such trends could adversely affect consumer acceptance of our existing brand names and product lines, which in turn could adversely affect sales of our products. If we misjudge the market for our products, we may be faced with a significant amount of unsold finished goods inventory, which could adversely affect our results of operations.
Our success depends upon our ability to continue to develop innovative products, including wearable technology.
Our success depends upon our ability to continue to develop innovative products in the respective markets in which we compete. Wearable technology is a growing category of fashion that offers customers new functionality with accessories, including jewelry and smart watches. Our ability to respond to consumer preferences for wearable technology will depend in part on establishing successful partnerships with or acquiring companies that are involved in developing wearable technology. If we are unable to establish such partnerships or make meaningful acquisitions, this could negatively impact our ability to meet customer demands for wearable technology. Additionally, we may be unable to enhance and develop our products to satisfy consumer demands for wearable technology or we may fail to do so in a timely manner or at competitive prices. The process of developing new products is complex and uncertain, and involves time, substantial costs and risks, which are further magnified when the development process involves a transition to a new technology platform. Our inability or the inability of our partners, for technological or other reasons, some of which may be beyond our or our partners' control, to enhance, develop, and monetize wearable technology products in a timely manner, or at all, in response to changing consumer preferences for wearable technology, could have a material adverse effect on our business, results of operations and financial condition or could result in our products not achieving market acceptance or becoming obsolete. If we are unable to successfully introduce new products, or if our competitors introduce new or superior products, customers may purchase increasing amounts of products from our competitors, which could adversely affect our sales and results of operations.
Any deterioration in the global economic environment, and any resulting declines in consumer confidence and spending, could have an adverse effect on our operating results and financial condition.
Uncertainty in global markets, slowing economic growth, high levels of unemployment and eroding consumer confidence can negatively impact the level of consumer spending for discretionary items. This can affect our business as it is dependent on consumer demand for our products. Global economic conditions remain uncertain, and the possibility remains that domestic or global economies, or certain industry sectors of those economies that are key to our sales, may slow or deteriorate, which could result in a corresponding decrease in demand for our products and negatively impact our results of operations and financial condition.
We have recently expanded and intend to further expand the scope of our product offerings, and new products introduced by us may not achieve consumer acceptance comparable to that of our existing product lines.
We have recently expanded and intend to further expand the scope of our product offerings, particularly in the wearable technology space. As is typical with new products, market acceptance of new designs and products is subject to uncertainty. In addition, we generally make decisions regarding product designs and technology development several months in advance of the time when consumer acceptance can be measured. If trends shift away from our products, if our wearable technology becomes outdated or if we misjudge the market for our product lines, we may be faced with significant amounts of unsold inventory or other conditions which could have a material adverse effect on our financial condition and results of operations.
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
A significant portion of our sales and net income is, and is expected to continue to be, derived from the sales of products produced under license agreements with third parties. Under these license agreements, we generally have the right to produce, market and distribute certain products utilizing the brand names of other companies. We sell products under certain licensed brands, including, but not limited to, ADIDAS, ARMANI EXCHANGE, BURBERRY, CHAPS, DIESEL, DKNY, EMPORIO ARMANI, KARL LAGERFELD, KATE SPADE NEW YORK, MARC BY MARC JACOBS, MICHAEL KORS, and TORY BURCH. Sales of our licensed products amounted to approximately 47.6% of our consolidated net sales for fiscal year 2016, including MICHAEL KORS product sales, which accounted for approximately 22.7% of our consolidated net sales. Our significant license agreements have various expiration dates between 2017 and 2025. In addition, certain license agreements may require us to make minimum royalty payments, subject us to restrictive covenants or require us to comply with certain other obligations and may be terminated by the licensor if these or other conditions are not met or upon certain events. We may not be able to continue to meet our obligations or fulfill the conditions under these agreements in the future. In addition, we may be unable to renew our existing license agreements beyond the current term or obtain new license agreements to replace any lost license agreements on similar economic terms or at all. In 2016, it was announced the licensing agreement with ADIDAS will not be renewed upon its expiration in the first quarter of fiscal year 2017 and the licensing agreement with BURBERRY will not be renewed upon its expiration in the fourth quarter of fiscal year 2017. The failure by us to maintain or renew one or more of our existing license agreements could result in a significant decrease in our sales and have a material adverse effect on our results of operations.
Our restructuring program may not be successful or we may not fully realize the expected cost savings and/or operating efficiencies from our restructuring plans.

As we announced in the fourth quarter of 2016, we have implemented, and plan to continue to implement, a restructuring plan to reinvent the Company, strengthen the foundation of the Company for the future and support long-term sales growth and profitability objectives. The program is intended to touch all aspects of the business, enhance operating capabilities, create greater efficiencies and take advantage of the Company's considerable scale. We estimate our total restructuring charges will be approximately $150.0 million, which will be recorded predominately during fiscal years 2017 and 2018. Restructuring plans present significant potential risks that may impair our ability to achieve anticipated operating enhancements and/or cost reductions, or otherwise harm our business, including higher than anticipated costs in implementing our restructuring plan, management distraction and employee attrition in excess of headcount reductions.

Our inability to effectively manage our retail store operations could adversely affect our results of operations.

During fiscal year 2016, our global comparable store sales decreased 4.5%. During fiscal year 2017, we intend to open approximately 15 new stores globally and close approximately 40 stores. The success of our retail business depends, in part, on our ability to open new profitable stores, close low performing stores and renew our existing store leases on terms that meet our financial targets. Our ability to open new stores on schedule or at all, to close low performing stores and to renew existing store leases on favorable terms or to operate them on a profitable basis will depend on various factors, including our ability to:

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
Our plans to manage our store base may not be successful and the opening of new stores may not result in an increase in our net sales even though they increase our costs. Our inability to effectively manage our retail store base could have a material adverse effect on the amount of net sales we generate and on our financial condition and results of operations.
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
Increased competition from online only retailers and a highly promotional retail environment may increase pressure on our margins.
The increase in e-commerce competitors for retail sales and slowing mall traffic has resulted in significant pricing pressure and a highly promotional retail environment. In addition, the traditional watch market has declined in recent years. These factors may cause us to reduce our sales prices to retailers and consumers, which could cause our gross margin to decline if we are unable to appropriately manage inventory levels and/or otherwise offset price reductions with comparable reductions in our costs. If our sales prices decline and we fail to sufficiently reduce our product costs or operating expenses, our profitability will decline. This could have a material adverse effect on our business, results of operations, and financial condition.

Certain key components in our products come from limited sources of supply, which exposes us to potential supply shortages that could disrupt the manufacture and sale of our products.
We and our contract manufacturers currently purchase a number of key components used to manufacture our products from limited sources of supply for which alternative sources may not be readily available. Any interruption or delay in the supply of any of these components could significantly harm our ability to meet scheduled product deliveries to our customers and cause us to lose sales. Interruptions or delays in supply may be caused by a number of factors that are outside of our and our contract or manufacturers' control. In addition, the purchase of these components on a limited source basis subjects us to risks of price increases and potential quality assurance problems. An increase in the cost of components could make our products less competitive and result in lower gross margins. In the event that we can no longer obtain materials from these limited sources of supply, we might not be able to qualify or identify alternative suppliers in a timely fashion. Any extended interruption in the supply of any of the key components currently obtained from a limited source or delay in transitioning to a replacement supplier could disrupt our operations and significantly harm our business in any given period. If our supply of certain components is disrupted, our lead times are extended or the cost of our components increases, our business, operating results and financial condition could be materially affected.

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
Any reduction in lending by banks may have a significant negative impact on businesses around the world. Although we believe that our cash provided by operations and available borrowing capacity under our U.S. credit facility currently provide us with sufficient liquidity, the impact of reduced lending on our customers, business partners and suppliers cannot be predicted and may be quite severe. A disruption in the ability of our significant customers or distributors to access liquidity could cause serious disruptions or an overall deterioration of their businesses, which could lead to a significant reduction in their future orders of our products and the inability or failure on their part to meet their payment obligations to us, any of which could have a material adverse effect on our financial condition, results of operations and liquidity.
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
The amount of traffic to our retail stores depends primarily on the success of the shopping malls and retail centers in which our stores are located.

There has been a significant decrease in traffic in many of the shopping malls and retail centers in which our stores are located, which has resulted in decreased traffic to our stores. The resulting decrease in customers for our retail stores has had an adverse effect on our results of operations. Additionally, several national department store anchors have closed or will be closing a number of their locations in shopping malls, which is likely to further decrease traffic and put increasing financial strain on the operators of those shopping mall locations. The loss of an anchor or other significant tenant in a shopping mall in which we have a store, or the closure of a significant number of shopping malls in which we have stores, may have a material adverse effect on our results of operations.

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
Our ability to grow our sales is dependent upon the implementation of our business strategy, which we may not be able to achieve.
Our ability to grow our sales is dependent on the successful implementation of our business strategy. This includes diversification of our product offerings, continuing to develop wearable technology, improving our omni channel capabilities and strategic acquisitions. If we are not successful in the expansion or development of our product offerings or our new products are not profitable or do not generate sales comparable to those of our existing businesses, our results of operations could be negatively impacted.
We also operate FOSSIL brand stores and other non-FOSSIL branded stores globally to further strengthen our brand image. As of December 31, 2016, we operated 585 stores worldwide. The costs associated with leasehold improvements to current stores and the costs associated with opening new stores and closing low performing stores could materially increase our costs of operation.
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
A substantial percentage of our watch and jewelry products are currently assembled or manufactured to our specifications by our majority-owned entities in China, with the remainder assembled or manufactured by independent entities. All of our handbags, small leather goods, belts and soft accessories are produced by independent manufacturers. We have no long-term contracts with these independent assembly factories or manufacturers and compete with other companies for production facilities. All transactions between us and our independent assembly factories or manufacturers are conducted on the basis of purchase orders. We face the risk that these independent assembly factories or manufacturers may not produce and deliver our products on a timely basis, or at all. As a result, we cannot be certain that these assembly factories or manufacturers will continue to assemble or manufacture products for us or that we will not experience operational difficulties with our manufacturers, such as reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, shortages of raw materials, failures to meet production deadlines or increases in manufacturing costs. Our future success will depend upon our ability to maintain close relationships with, or ownership of, our current assembly factories and manufacturers and to develop long-term relationships with other manufacturers that satisfy our requirements for price, quality and production flexibility. Our ability to establish new manufacturing relationships involves numerous uncertainties, including those relating to payment terms, costs of manufacturing, adequacy of manufacturing capacity, quality control and timeliness of delivery. Any failure by us to maintain long-term relationships with, or ownership of, our current assembly factories and manufacturers or to develop relationships with other manufacturers could have a material adverse effect on our ability to manufacture and distribute our products.
If an independent manufacturer or license partner of ours fails to use acceptable labor practices or otherwise comply with laws, our business could suffer.
While we have a code of conduct for our manufacturing partners, we have no control over the ultimate actions or labor practices of our independent manufacturers. The violation of labor or other laws by one of our independent manufacturers, or by one of our license partners, or the divergence of an independent manufacturer's or license partner's labor practices from those generally accepted as ethical in the U.S. or other countries in which the violation or divergence occurred, could interrupt or otherwise disrupt the shipment of finished products to us or damage our reputation. Any of these, in turn, could have a material adverse effect on our financial condition and results of operations. As a result, should one of our independent manufacturers or licensors be found in violation of state or international laws, we could suffer financial or other unforeseen consequences.
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
We could be negatively impacted if we fail to successfully integrate businesses we may acquire.
As part of our growth strategy, we have made, and may consider in the future, certain acquisitions, domestically and internationally, including acquisitions of certain watch brands and acquisitions of independent distributors of our products. The integration of future acquisitions may not be successful or generate sales increases. When we have acquired businesses, such as Misfit in December 2015, we have acquired businesses that we believe could enhance our business opportunities and our growth prospects. The acquisition of Misfit or any future acquisitions involve risks that could materially affect our business, financial condition and operating results. These risks include:

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
There is intense competition in each of the businesses in which we compete. In all of our businesses, we compete with numerous manufacturers, importers and distributors who may have significantly greater financial, distribution, advertising and marketing resources than us. Our competitors include distributors that import watches and accessories from abroad, U.S. companies that have established foreign manufacturing relationships and companies that produce accessories domestically. In addition, we face growing competition from technology companies that have or are launching smart watch products and other wearable technology. These new competitors have not historically competed with us, and many have significantly greater financial, distribution, advertising and marketing resources than us. The impact of the introduction of smart watch products and other wearable technology on sales of our traditional product lines, and watches in particular, is uncertain, but could be materially adverse. Our results of operations and market position may be adversely affected by our competitors and their competitive pressures in the watch, wearable technology and fashion accessory industries.
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
Our gross profit margins are impacted by our sales mix as follows:

Sales channel mix:  sales from our direct retail and e-commerce channels typically provide gross margins in excess of our historical consolidated gross profit margins, while sales from our distributor, mass market and off-price channels typically provide gross margins below our historical consolidated gross profit margins.

Product mix:  traditional watch and jewelry sales typically provide gross margins in excess of historical consolidated gross profit margins, while leather goods and private label products typically provide gross margins below our historical consolidated gross profit margins.  In addition, sales of our recently launched wearable technology products have produced gross profit margins below our historical consolidated gross profit margins, which we anticipate continuing in fiscal 2017.

Geographic mix:   international sales typically produce gross margins in excess of our historical consolidated gross profit margins, while domestic sales typically provide gross margins below our historical consolidated gross profit margins.

If future sales from our higher gross margin businesses do not increase at a faster rate than our lower gross margin businesses, our gross profit margins may grow at a slower pace, cease to grow, or decrease relative to our historical consolidated gross profit margin.

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
We cannot be certain that our products do not and will not infringe upon the intellectual property rights of others. The wearable technology space is rapidly developing with new innovation, which will likely result in a significant number of domestic and international patent filings for new technology. As a result, wearable technology companies may be subject to an increasing number of claims that their products infringe the intellectual property rights of competitors or non-practicing entities. As we increase our wearable technology and other product offerings, we may be subject to legal proceedings, including claims of alleged infringement of the intellectual property rights of third parties by our customers in connection with their marketing and sale of our products. Any such claims, whether or not meritorious, could result in costly litigation and divert the efforts of our personnel. Moreover, should we be found liable for infringement, we may be required to enter into agreements (if available on acceptable terms or at all) or to pay damages and cease making or selling certain products. Moreover, we may need to redesign or rename some of our products to avoid future infringement liability. Any of the foregoing could cause us to incur significant costs and prevent us from manufacturing or selling certain of our products.
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

During fiscal year 2016, we generated 55.4% of our net sales from outside of the U.S., and we anticipate that revenue from our international operations could account for an increasingly larger portion of our net sales in the future. Our international operations are directly related to, and dependent on, the volume of international trade and foreign market conditions. International commerce and our international operations are subject to many risks, some of which are discussed in more detail below, including:

•	recessions in foreign economies;

•	the adoption and expansion of trade restrictions or the occurrence of trade wars;

•	limitations on repatriation of earnings;

•	difficulties in protecting our intellectual property or enforcing our intellectual property rights under the laws of other countries;

•	longer receivables collection periods and greater difficulty in collecting accounts receivable;

•	difficulties in managing foreign operations;

•	social, political and economic instability;

•	political tensions between the U.S. and foreign countries;

•	compliance with, changes in or adoption of current, new or expanded regulatory requirements, particularly in the wearable technology space;

•	our ability to finance foreign operations;

•	tariffs and other trade barriers; and

•	U.S. government licensing requirements for exports.
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
In addition, changes in currency exchange rates may also affect the prices at which we sell products in foreign markets. For fiscal years 2016, 2015 and 2014, 55.4%, 53.8% and 54.7% of our consolidated net sales were generated outside of the U.S. In general, our overall financial results are affected positively by a weaker U.S. dollar and are affected negatively by a stronger U.S. dollar as compared to the foreign currencies in which we conduct our business. For example, due to a generally stronger U.S. dollar in fiscal year 2016, the translation of foreign based net sales into U.S. dollars reduced our reported net sales by approximately $45.4 million. If the value of the U.S. dollar remains at its current levels or strengthens further against foreign currencies, particularly against the euro, British pound, Canadian dollar, Japanese yen, Mexican peso, Australian dollar and U.S. dollar, our financial condition and results of operations could be materially and adversely impacted. Although we utilize forward contracts to help mitigate foreign currency risks (mostly relating to the euro, British pound, Canadian dollar, Japanese yen, Mexican peso, Australian dollar and U.S. dollar), foreign currency fluctuations may have a material adverse impact on our financial condition and results of operations.
The European economic uncertainty and any further debt crisis could adversely impact our financial condition.
The European economic situation, particularly with the planned withdrawal by the United Kingdom from the European Union, has contributed to instability in certain international credit markets. During fiscal year 2016, the value of the euro fell approximately 3% against the U.S. dollar and the British pound fell 17% and both may deteriorate further in the future. During fiscal year 2016, we generated 32.9% of our consolidated net sales from our Europe segment. If global economic and market conditions, or economic conditions in Europe remain uncertain or deteriorate, the value of the euro could further decline. Any additional financial instability in stressed European countries could have a contagion effect on the region and contribute to the general instability and uncertainty in the European Union. If this were to occur or if the value of the euro were to further weaken against the U.S. dollar, our financial condition and results of operations could be materially and adversely impacted.
We depend on independent distributors to sell our products in certain international markets.
Our products are sold in certain international markets through independent distributors. If a distributor fails to meet annual sales goals or breaches the terms of our distribution agreement, it may be difficult and costly to locate an acceptable substitute distributor. If a change in our distributors becomes necessary, we may experience increased costs, as well as a substantial disruption in, and a resulting loss of, sales and profits.
Because we depend on foreign manufacturing, we are vulnerable to changes in economic and social conditions in Asia, particularly China, and disruptions in international travel and shipping.
Because a substantial portion of our watches and jewelry and certain of our handbags, sunglasses and other products are assembled or manufactured in China, our success will depend to a significant extent upon future economic and social conditions existing in China. If the factories in China were disrupted for any reason, we would need to arrange for the manufacture and shipment of products by alternative sources. Because the establishment of new manufacturing relationships involves numerous uncertainties, including those relating to payment terms, costs of manufacturing, adequacy of manufacturing capacity, quality control and timeliness of delivery, we are unable to predict whether such new relationships would be on terms that we regard as satisfactory. Any significant disruption in our relationships with our manufacturing sources located in China would have a material adverse effect on our ability to manufacture and distribute our products. In addition, restrictions on travel to and from this and other regions, and any delays or cancellations of customer orders or the manufacture or shipment of our products could have a material adverse effect on our ability to meet customer deadlines and timely distribute our products in order to match consumer tastes.
We face risks associated with increased political uncertainty.
In the U.S., the recent change in the U.S. government administration has resulted in uncertainty regarding potential changes in regulations, fiscal policy, social programs, domestic and foreign relations and international trade policies. For example, the new U.S. administration recently signaled a potential change in U.S. relations with Russia and China, and signed an Executive Order to withdraw from the Trans-Pacific Partnership.
Potential changes in relationships among the U.S., China, Russia and other countries could have significant impacts on global trade and regional economic conditions, among other things. In addition, changes in the relationships between the U.S. and its neighbors, such as Mexico, can have significant, potentially negative, impacts on commerce. Further, anti-American sentiment could harm the reputation and success of U.S. companies doing business abroad.
In Europe, the populist movement has resulted in the Brexit vote, and recent election results are signaling increasing populist demands and rises in nationalism, which could have a negative impact on economic policy and consequently pose a potential threat to the unity of the European Union.
Our business is dependent upon its international operations, particularly in Asia and Europe. During fiscal years 2016, 2015 and 2014, we generated 55.4%, 53.8% and 54.7%, respectively, of our net sales outside the U.S. In addition, we source the vast majority of our products from outside the U.S.
Our ability to respond to these developments or comply with any resulting new legal or regulatory requirements, including those involving economic and trade sanctions, could reduce our sales, increase our costs of doing business, reduce our financial flexibility and otherwise have a material adverse effect on our business, financial condition and results of our operations.
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
Mr. Kosta Kartsotis owns approximately 13% of our common stock as of December 31, 2016. As a result, he is in a position to influence the outcome of elections of our directors, the adoption, amendment or repeal of our bylaws and any other actions requiring the vote or consent of our stockholders, and to otherwise influence our affairs.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Company facilities.    As of the end of fiscal year 2016, we owned or leased the following material facilities in connection with our U.S. and international operations:

Location	Use	Approximate Square Footage	Owned / Leased
Eggstätt, Germany	Office, warehouse and distribution	383,000	Owned
Grabenstätt, Germany	Office	92,000	Owned
Richardson, Texas	Corporate headquarters	536,000	Lease expiring in 2021
Dallas, Texas	Office, warehouse and distribution	518,000	Lease expiring in 2026
Hong Kong	Warehouse and distribution	205,000	Lease expiring in 2023
Garland, Texas	Warehouse	154,000	Lease expiring in 2022
Basel, Switzerland	Europe headquarters	140,000	Lease expiring in 2036
Shenzhen, China	Manufacturing	110,000	Lease expiring in 2018
Hong Kong	Asia headquarters	42,000	Lease expiring in 2019
New York, New York	General office and showroom	27,000	Lease expiring in 2027
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

Retail store facilities.    As of the end of fiscal year 2016, we had 602 lease agreements for retail space for the sale of our products. The leases, including renewal options, expire at various times from 2017 to 2029. The leases provide for minimum annual rentals and, in certain cases, for the payment of additional rent when sales exceed specified net sales amounts. We are also generally required to pay our pro rata share of common area maintenance costs, real estate taxes, insurance, maintenance expenses and utilities.
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

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
General.    Our common stock is listed on the NASDAQ Global Select Market under the symbol "FOSL." The following table sets forth the range of quarterly high and low sales prices per share of our common stock on the NASDAQ Global Select Market for the fiscal years ended December 31, 2016 and January 2, 2016.

	High	Low
Fiscal year ended December 31, 2016:
First quarter	$51.93	$28.26
Second quarter	$43.79	$26.03
Third quarter	$33.05	$26.30
Fourth quarter	$36.87	$23.10
Fiscal year ended January 2, 2016:
First quarter	$110.05	$79.50
Second quarter	$86.50	$68.55
Third quarter	$71.98	$53.05
Fourth quarter	$58.18	$30.65
As of February 20, 2017, there were 168 holders of record of our shares of common stock (including nominee holders such as banks and brokerage firms who hold shares for beneficial owners), although we believe that the number of beneficial owners is much higher.
Cash Dividend Policy.    We did not pay any cash dividends in fiscal years 2016, 2015 or 2014. We expect that for the foreseeable future, we will retain all available earnings generated by our operations for the development and growth of our business. Any future determination as to a cash dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, stock repurchase plans, financial condition, future prospects, restrictive covenants and such other factors as our Board of Directors may deem relevant.
Pledging of Company Securities. We have an insider trading policy that applies to all directors, officers and employees of the Company and its subsidiaries. Under this policy, directors and executive officers may not pledge, hypothecate, or otherwise encumber Company securities as collateral for indebtedness or hold Company securities in a margin account; provided, however, that our Lead Independent Director and General Counsel, acting together, may grant an exception to this prohibition on a case-by-case basis.
In February 2017, we granted an exception to this prohibition to our Chairman and Chief Executive Officer, permitting him to pledge up to 3,832,870 shares as collateral for a loan. In deciding to grant this exception, we considered the following factors:

•	Mr. Kartsotis is one of the Company’s founders and one of its largest stockholders.

•
None of the pledged shares were acquired by Mr. Kartsotis through a Company compensation plan. In fact, Mr. Kartsotis has never received any equity compensation from us and has not received any cash compensation since 2004 for serving as a director or executive officer.

•	The pledged shares are not used to shift or hedge any economic risk in owning Company shares, and the loan is for personal purposes.

•	If Mr. Kartsotis had not been able to pledge the shares, he would have been forced to sell shares of common stock in order to obtain the necessary funds.

•	The pledged shares represent 8.0% of our outstanding common stock as of February 20, 2017, and therefore, do not present any appreciable risk for investors or the Company.

•	In the unlikely event the pledged shares needed to be sold, they would represent approximately two days of the Company’s 30-day average trading volume as of February 27, 2017.

Common Stock Performance Graph
The following performance graph compares the cumulative return of our shares of common stock over the preceding five year periods with that of the broad market Standard & Poor's 500 Stock Index ("S&P 500 Index") and the NASDAQ Retail Trades Group. Each index assumes $100 invested at December 31, 2011 and is calculated assuming quarterly reinvestment of dividends and quarterly weighting by market capitalization.
2016 COMPARATIVE TOTAL RETURNS
Fossil Group, Inc.,
NASDAQ Retail Trades and S&P 500 Index
(Performance Results through 12/31/2016)

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Fossil Group, Inc.	$100.00	$117.31	$151.13	$139.54	$46.07	$32.59
S&P 500 Index	$100.00	$113.41	$146.97	$163.72	$162.53	$178.02
Nasdaq Retail Trades	$100.00	$121.76	$167.78	$193.57	$216.34	$221.51
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In August 2010, our Board of Directors approved a common stock repurchase program pursuant to which up to $30 million could be used to repurchase outstanding shares of our common stock. The $30 million repurchase program has no termination date and, as of December 31, 2016, no shares had been repurchased under it. In December 2012, our Board of Directors approved a common stock repurchase program pursuant to which up to $1.0 billion could be used to repurchase outstanding shares of our common stock. We completed the $1.0 billion repurchase program during the first quarter of fiscal year 2015, under which we repurchased approximately 281,000 shares. On November 10, 2014, the Company’s Board of Directors authorized a new $1.0 billion share repurchase program with an expiration date of December 31, 2018. As of December 31, 2016, we have repurchased approximately 2.6 million shares at a cost of $205.8 million under that plan. These repurchase programs are conducted pursuant to Rule 10b-18 of the Securities Exchange Act of 1934.
Common stock repurchases acquired from grantees in connection with income tax withholding obligations arising from vesting of restricted stock grants were 6,763 shares, 11,175 shares and 13,572 shares for fiscal years 2016, 2015 and 2014, respectively.

The following table shows our common stock repurchases based on the settlement date for the quarter ended December 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
October 2, 2016 - October 29, 2016	98	$28.43	—	$824,158,481
October 30, 2016 - November 26, 2016	—	$—	—	$824,158,481
November 27, 2016 - December 31, 2016	—	$—	—	$824,158,481
Total	98		—
Item 6.    Selected Financial Data
The following information should be read in conjunction with our consolidated financial statements and notes thereto contained in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K (in thousands, except for per share data).

Fiscal Year	2016	2015	2014	2013	2012
Net sales	$3,042,371	$3,228,836	$3,509,691	$3,259,971	$2,857,508
Gross profit	1,578,186	1,753,467	2,001,172	1,861,686	1,606,543
Operating income	127,146	291,234	566,536	561,596	488,840
Net income	85,603	229,902	386,611	388,048	354,259
Net income attributable to Fossil Group, Inc.	78,868	220,637	376,707	378,152	343,401
Earnings per share:
Basic	1.64	4.52	7.12	6.59	5.63
Diluted	1.63	4.51	7.10	6.56	5.59
Weighted average common shares and common equivalent shares outstanding:
Basic	48,136	48,800	52,882	57,401	60,959
Diluted	48,323	48,924	53,080	57,676	61,400
Working capital	$932,705	$953,141	$1,008,264	$939,573	$702,776
Total assets	2,186,897	2,355,661	2,177,460	2,186,251	1,820,304
Total long-term liabilities	756,874	933,589	747,351	618,978	173,062
Stockholders' equity attributable to Fossil Group, Inc.	1,006,236	921,388	977,860	1,068,677	1,233,535
Return on average stockholders' equity attributable to Fossil Group, Inc.(1)	8.2%	24.7%	37.5%	33.1%	29.9%
_______________________________________________

(1)	Calculated by dividing net income attributable to Fossil Group, Inc. by five quarter average stockholders' equity attributable to Fossil Group, Inc.

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
Domestically, we sell our products through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, Company-owned retail and outlet stores, mass market stores and through our FOSSIL website. Our wholesale customer base includes, among others, Amazon, Best Buy, Dillard's, JCPenney, Kohl's, Macy's, Neiman Marcus, Nordstrom, Saks Fifth Avenue, Target and Wal-Mart. In the U.S., our network of Company-owned stores included 94 retail stores located in premier retail sites and 129 outlet stores located in major outlet malls as of December 31, 2016. In addition, we offer an extensive collection of our FOSSIL brand products on our website, www.fossil.com, as well as proprietary and licensed watch and jewelry brands through other managed and affiliated websites.
Internationally, our products are sold to department stores, specialty retail stores and specialty watch and jewelry stores in approximately 150 countries worldwide through 23 Company-owned foreign sales subsidiaries and through a network of approximately 80 independent distributors. Internationally, our network of Company-owned stores included 230 retail stores and 132 outlet stores as of December 31, 2016. Our products are also sold through licensed and franchised FOSSIL retail stores, retail concessions operated by us and kiosks in certain international markets. In addition, we offer an extensive collection of our FOSSIL brand products on our websites in certain countries.
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

Critical Accounting Policies and Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to product returns, bad debt, inventories, long-lived asset impairment, impairment of goodwill and trade names, income taxes, warranty costs, hedge accounting, litigation liabilities and stock-based compensation. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Our estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies require the most significant estimates and judgments.
Product Returns.    We accept limited returns and may request that a customer return a product if we feel the customer has an excess of any style that we have identified as being a poor performer for that customer or geographic location. We monitor returns and maintain a provision for estimated returns based upon historical experience and any specific issues identified. While returns have historically been within our expectations and the provisions established, future return rates may differ from those experienced in the past. In the event that our products are performing poorly in the retail market and/or we experience product damages or defects at a rate significantly higher than our historical rate, the resulting returns could have an adverse impact on the operating results for the period or periods in which such returns occur. If our allowance for product returns were to change by 10%, the result would have been an approximate $2.6 million change to net income, net of taxes.
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
Long-lived Asset Impairment.    We test for asset impairment of property, plant and equipment and other long-lived assets whenever events or conditions indicate that the carrying value of an asset might not be recoverable based on expected undiscounted cash flows related to the asset. In evaluating long-lived assets for recoverability, we calculate fair value using our best estimate of future cash flows expected to result from the use of the asset and its eventual disposition. When undiscounted cash flows estimated to be generated through the operations of our Company-owned retail stores are less than the carrying value of the underlying assets, the assets are impaired. If it is determined that assets are impaired, an impairment loss is recognized for the amount the asset's book value exceeds its fair value. Should actual results or market conditions differ from those anticipated, additional losses may be recorded. We recorded impairment losses in selling, general, and administrative expenses of approximately $2.8 million, $7.7 million and $9.3 million in fiscal years 2016, 2015 and 2014, respectively. We recorded impairment losses in restructuring charges of approximately $13.5 million and $3.4 million in fiscal years 2016 and 2015. An increase of 100 basis points to the discount rate used in our impairment testing would not have resulted in additional impairment expense. A 10% decrease in future expected cash flows would have increased impairment expense by $0.2 million. We recorded non-impairment restructuring charges related to the write off of property, plant and equipment of approximately $1.5 million in fiscal year 2016.
Impairment of Goodwill and Trade Names.    We evaluate goodwill for impairment annually as of the end of the fiscal year by comparing the fair value of the reporting unit to its recorded value. Additionally, if events or conditions were to indicate the carrying value of a reporting unit may not be recoverable, we would evaluate goodwill for impairment at that time. We have three reporting units for which we evaluate goodwill for impairment: Americas, Europe and Asia. The fair value of each reporting unit is estimated using market comparable information and discounted cash flows. If the estimated fair value of a reporting unit exceeds its carrying value, no impairment charge is recorded. As of December 31, 2016, the fair value of each of these reporting units exceeded their carrying value by over 25%.
We evaluate indefinite-lived trade names by comparing the fair value of the asset to its recorded value annually as of the end of the fiscal year and whenever events or conditions indicate that the carrying value of the trade name may not be recoverable. The fair value of the asset is estimated using discounted cash flow methodologies. The MICHELE trade name represented approximately 21% of our total trade name balances at the end of fiscal year 2016, 19% at the end of fiscal year 2015 and 22% at the end of fiscal year 2014. The SKAGEN trade name represented approximately 63% of our total trade name balance at the end of fiscal year 2016, 65% at the end of fiscal year 2015 and 77% at the end of fiscal year 2014. We performed the required annual impairment test and recorded no impairment charges in fiscal year 2016 related to the SKAGEN or MICHELE trade names. In fiscal year 2015, $9.1 million in impairment charges were recorded related to the SKAGEN trade name, and no impairment charges were recorded related to the MICHELE trade name. No trade name impairment charges were recorded in fiscal year 2014. As of December 31, 2016, the fair value of the MICHELE trade name approximated its carrying value, and the fair value of the SKAGEN trade name exceeded its carrying value by approximately 5%.
We acquired the MISFIT trade name on December 22, 2015. The MISFIT trade name represented approximately 15% of our total trade name balance at the end of fiscal year 2016 and 17% at the end of fiscal year 2015. The MISFIT trade name is being amortized over its remaining useful life of 6 years. We monitor finite-lived trade names for events or conditions that indicate the carrying value of an asset might not be recoverable.
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
Warranty Costs.    Our watch products are covered by limited warranties against defects in materials or workmanship. Historically, our FOSSIL and RELIC watch products sold in the U.S. have been covered for warranty periods of 11 years and 12 years, respectively, and our SKAGEN branded watches have been covered by a lifetime warranty. Beginning in 2017, these brands will be moving to a two year warranty. Generally, all other products sold in the U.S. and internationally are covered by a comparable one to two year warranty. We determine our warranty liability using historical warranty repair experience. As changes occur in sales volumes and warranty experience, the warranty accrual is adjusted as necessary. The year-end warranty liability for fiscal years 2016, 2015 and 2014 was $15.4 million, $13.7 million and $13.5 million, respectively.
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
Stock-Based Compensation.    We utilize the Black-Scholes model to determine the fair value of stock options and stock appreciation rights on the date of grant. The model requires us to make assumptions concerning (i) the length of time employees will retain their vested stock options and stock appreciation rights before exercising them ("expected term"), (ii) the volatility of our common stock price over the expected term and (iii) the number of stock options and stock appreciation rights that will be forfeited. Changes in these assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related expense amounts recognized on our consolidated statements of income and comprehensive income. If the fair value of our stock-based compensation were to change by 10%, the result would have been a $2.3 million change to net income.
Results of Operations
Executive Summary
During fiscal year 2016, net sales decreased 6% (4% in constant currency) as compared to the prior fiscal year as we continued to face headwinds, particularly in the traditional watch market. During fiscal 2016, net sales in the Americas and Europe segments declined while Asia grew. However, sales trends improved sequentially during the year in all segments, mainly driven by the wearables category. Despite a challenging backdrop and persistent volatility for much of the retail industry, our team remained focused on our strategic priorities and advanced many of the initiatives that we believe will enable us to drive growth and improve our financial performance in the future. We were able to deliver constant currency growth in fiscal 2016 in our own brands, FOSSIL and SKAGEN, despite the challenging retail environment. Fiscal 2016 was a year that Fossil Group demonstrated its ability to move at a rapid pace to adjust to consumer demands. In one short year, we acquired Misfit, integrated their team into the organization and leveraged their technology platform across our portfolio of brands, launching over 100 SKUs of wearables in 8 brands, 40 countries and 20 different languages. Across display smart watches, hybrid smart watches and activity trackers, we were able to give the customer the new functionality in beautiful, stylish, and branded products and these products had a strong positive impact on our business.
During fiscal year 2016, FOSSIL branded products were flat (increased 2% in constant currency), including modest growth in watches offset by sales declines in all other product categories. In addition, our SKAGEN branded products increased 8% (9% in constant currency), representing growth across all three major product categories and driven by watches. Our FOSSIL and SKAGEN watch performance was favorably impacted by wearables, including the expansion of Fossil Q product and the launch of Skagen Connected styles. We remain committed to further growing these brands and believe such growth is a key component to our long-term goal of creating a healthy balance between owned and licensed brands. Developing and growing brands today means doing so in a digital-age across e-commerce platforms, mobile platforms and social media channels. Having invested in our omni-channel capabilities over the last several years, launching new branded websites and improving the customer experience on our e-commerce platforms, these investments are supporting our growth initiatives. FOSSIL and SKAGEN are succeeding by offering compelling products with unique functionality supported by clearly communicated brand stories that we can bring to the customer, wherever they choose to shop.
The following table presents as reported and constant currency net sales percentage change information by brand for the fiscal year 2016 as compared to the fiscal year 2015:

	Growth Percentage

Brand	As Reported	Constant Currency
FOSSIL	0.1%	1.5%
SKAGEN	8.0	8.8

Our multi-brand global watch portfolio decreased 6% (4% in constant currency) during fiscal year 2016. We experienced strong sales growth in TORY BURCH and KATE SPADE NEW YORK watches, which was offset by sales declines in most other licensed brands in our multi-brand watch portfolio. The wholesale channel continues to be challenging, particularly in the traditional watch market, although we are always in the pursuit of ways to grow our core business. Today, we believe that trend is technology and having added a technology platform to our competitive strengths, we believe we are in a position to continue to attract the best brands to our portfolio as well as grow our existing brands beyond their current levels. During fiscal year 2016, the watch portfolio benefited from the launch of MICHAEL KORS ACCESS, a new line of wearables which was supported by a strong marketing campaign from the brand. Although MICHAEL KORS watches declined for fiscal year 2016, we experienced marked improvement with the launch of their smart watches in the third quarter of fiscal year 2016. Considering both our positive FOSSIL and MICHAEL KORS connected sales results and the improved sell through rates for these brands, we believe evidence supports our theory that technology can be the catalyst to drive growth in the watch category.
During fiscal 2016, global comparable store sales declined 5% year-over-year. Positive comparable store sales results in Asia were offset by a modest decline in the Americas while Europe was flat.
During fiscal year 2016, we began working on a new multi-year restructuring plan, focused on our growth opportunities, including connected accessories, and improving overall profitability. While it is early in the process, we envision a comprehensive plan that will evolve our model and the way we work, the way we develop product and the way we bring our products to market. We expect the program will touch all aspects of our business as we enhance our operational capabilities, gain greater efficiencies and take optimal advantage of our considerable scale. Our scale should enable us to improve our product costs in wearables and fine tune our price points to be ultra-competitive in the category. We will review and adjust our overall structure with the goal of streamlining the way we work to respond to the changing needs and demands of our customers. We believe the new operating structure will create opportunities to leverage as we drive growth. In fiscal year 2016, we started examining and adjusting our store fleet to reflect the evolving shopping habits of today’s consumer and will continue to do so. Our goal is to, over time, improve our financial performance and build an improved operating platform that is nimble and responsive and will be in a position to drive long term shareholder value.

During fiscal year 2016, gross profit decreased as compared to fiscal year 2015 primarily resulting from decreased sales and a lower gross margin rate driven by increased promotional activity in the outlet channel, an increased mix of lower margin product and an increased mix of off-price sales. Additionally, the gross margin rate included an unfavorable currency impact of approximately 70 basis points. Partially offsetting these margin headwinds were our margin improvement initiatives.
Our operating margin contracted during fiscal year 2016, primarily due to lower sales and gross margin rate. During fiscal year 2016, operating expenses decreased due to lower store and core infrastructure costs and the favorable impact of changes in foreign currency, partially offset by an increase in expenses associated with wearables infrastructure and the Misfit acquisition. During fiscal year 2016, our financial performance, including the unfavorable impacts of currencies, resulted in earnings of $1.63 per diluted share.
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

As a result, in addition to presenting financial measures in accordance with accounting principles generally accepted in the United States of America (“GAAP”), our discussion contains references to constant currency financial information, which is a non-GAAP financial measure. To calculate net sales on a constant currency basis, net sales for the current year for entities reporting in currencies other than the U.S. dollar are translated into U.S. dollars at the average rates during the comparable period of the prior fiscal year. We present constant currency information to provide investors with a basis to evaluate how our underlying business performed excluding the effects of foreign currency exchange rate fluctuations. The constant currency financial information presented herein should not be considered a substitute for, or superior to, the measures of financial performance prepared in accordance with GAAP. Reconciliations between constant currency financial information and the most directly comparable GAAP measure are included where applicable.

Fiscal Year 2016 Compared to Fiscal Year 2015
Consolidated Net Sales.    Net sales decreased $186.4 million or 5.8%, (4.4% in constant currency ) for fiscal year 2016 as compared to fiscal year 2015. Global watch sales decreased $145.5 million or 5.9% (4.5% in constant currency) as a result of increases in our owned brands FOSSIL and SKAGEN and licensed brands KATE SPADE NEW YORK and TORY BURCH, being more than offset by declines in most other brands in our portfolio. Our leathers business decreased $15.6 million or 3.8% (2.5% in constant currency). Our jewelry category decreased $20.7 million or 7.6% (5.9% in constant currency), mostly as a result of a decrease in sales of MICHAEL KORS and FOSSIL branded products during fiscal year 2016 as compared to fiscal year 2015.
Net sales information by product category is summarized on a reported and constant currency basis as follows (dollars in millions):

	Fiscal Year
	2016		2015		Growth (Decline)
		Percentage of Total		Percentage of Total		Percentage as Reported	Percentage Constant Currency
	Amounts		Amounts		Dollars
Watches	$2,330.3	76.6%	$2,475.8	76.7%	$(145.5)	(5.9)%	(4.5)%
Leathers	393.8	12.9	409.4	12.7	(15.6)	(3.8)	(2.5)
Jewelry	251.4	8.3	272.1	8.4	(20.7)	(7.6)	(5.9)
Other	66.9	2.2	71.5	2.2	(4.6)	(6.4)	(5.6)
Total net sales	$3,042.4	100.0%	$3,228.8	100.0%	$(186.4)	(5.8)%	(4.4)%
The following table sets forth consolidated net sales by segment on a reported and constant currency basis (dollars in millions):

	Fiscal Year
	2016		2015		Growth (Decline)
		Percentage of Total		Percentage of Total		Percentage as Reported	Percentage Constant Currency
	Amounts		Amounts		Dollars
Americas	$1,524.9	50.1%	$1,661.9	51.5%	$(137.0)	(8.2)%	(7.5)%
Europe	1,002.1	32.9	1,069.8	33.1	(67.7)	(6.3)	(3.5)
Asia	515.4	17.0	497.1	15.4	18.3	3.7	4.0
Total net sales	$3,042.4	100.0%	$3,228.8	100.0%	$(186.4)	(5.8)%	(4.4)%
Americas Net Sales. During fiscal year 2016, we experienced the most significant retail headwinds in the Americas segment. Americas net sales decreased $137.0 million or 8.2% (7.5% in constant currency), driven by watches but with jewelry and leathers contributing to the declines as well. During fiscal year 2016, our multi-brand watch portfolio decreased $100.6 million or 8.0% (7.1% in constant currency) and our leathers category decreased $21.9 million or 8.1% (7.7% in constant currency). Our Americas watch sales decline during fiscal year 2016 was primarily driven by MICHAEL KORS and partially offset by increases in KATE SPADE NEW YORK and TORY BURCH. Our jewelry business decreased $8.1 million or 8.1% (7.7% in constant currency) in fiscal year 2016 as compared to the prior fiscal year primarily driven by declines in MICHAEL KORS jewelry partially offset by increases from the MISFIT brand. Within the region, sales declined in the U.S. and were slightly offset by growth in Mexico and Canada on a constant currency basis. Comparable retail store sales decreased modestly in our owned retail stores, most notably in our outlets.

The following table sets forth product net sales for the Americas segment on a reported and constant currency basis by fiscal year (dollars in millions):

	Net Sales
	Fiscal Year		Growth (Decline)
				Percentage as Reported	Percentage Constant Currency
	2016	2015	Dollars
Watches	$1,162.3	$1,262.9	$(100.6)	(8.0)%	(7.1)%
Leathers	247.7	269.6	(21.9)	(8.1)	(7.7)
Jewelry	91.7	99.8	(8.1)	(8.1)	(7.7)
Other	23.2	29.6	(6.4)	(21.6)	(20.9)
Total	$1,524.9	$1,661.9	$(137.0)	(8.2)%	(7.5)%

Europe Net Sales. During fiscal year 2016, Europe net sales decreased $67.7 million or 6.3% (3.5% in constant currency). We experienced declines in most countries, with the most significant sales declines in the United Kingdom and our distributor markets. Our multi-brand watch portfolio decreased $49.8 million or 6.3% (3.4% in constant currency) while our jewelry category decreased $18.0 million or 10.9% (8.5% in constant currency) and our leathers business remained flat (increased 3.7% in constant currency) in fiscal year 2016 as compared to the prior fiscal year. Comparable retail store sales in our owned retail stores in the European region remained flat, with increases in our outlets and watch categories offset by decreases in our full-priced stores and other product categories.
The following table sets forth product net sales for the Europe segment on a reported and constant currency basis by fiscal year (dollars in millions):

	Net Sales
	Fiscal Year		Growth (Decline)
				Percentage as Reported	Percentage Constant Currency
	2016	2015	Dollars
Watches	$739.9	$789.7	$(49.8)	(6.3)%	(3.4)%
Leathers	84.4	84.4	—	—	3.7
Jewelry	147.1	165.1	(18.0)	(10.9)	(8.5)
Other	30.7	30.6	0.1	0.3	2.9
Total	$1,002.1	$1,069.8	$(67.7)	(6.3)%	(3.5)%
Asia Net Sales. In fiscal year 2016, Asia net sales increased $18.3 million or 3.7% (4.0% in constant currency). Sales growth was led by India, our distributor markets, Korea, Australia and China and was partially offset by decreases in Hong Kong, Taiwan and Macau on a constant currency basis. Our watch category increased $4.9 million or 1.2% (1.4% in constant currency), while our leathers products increased $6.4 million or 11.6% (13.2% in constant currency). Our jewelry business increased $5.4 million or 75.0% (76.4% in constant currency). Comparable retail store sales in our owned retail stores in the Asia region increased slightly with modest comparable store sale increases in our full-priced and outlet FOSSIL branded stores partially offset by declines in our other store concepts.
The following table sets forth product net sales for the Asia segment on a reported and constant currency basis by fiscal year (dollars in millions):

	Net Sales
	Fiscal Year		Growth (Decline)
				Percentage as Reported	Percentage Constant Currency
	2016	2015	Dollars
Watches	$428.1	$423.2	$4.9	1.2%	1.4%
Leathers	61.7	55.3	6.4	11.6	13.2
Jewelry	12.6	7.2	5.4	75.0	76.4
Other	13.0	11.4	1.6	14.0	10.5
Total	$515.4	$497.1	$18.3	3.7%	4.0%

Stores. The following table sets forth the number of stores by concept for the fiscal years ended below:

	December 31, 2016				January 2, 2016
	Americas	Europe	Asia	Total	Americas	Europe	Asia	Total
Full price	122	119	63	304	128	126	68	322
Outlets	143	73	45	261	153	71	46	270
Full priced multi-brand	—	8	12	20	—	7	20	27
Total stores	265	200	120	585	281	204	134	619
During fiscal year 2016, we opened 18 new stores and closed 52 stores. During fiscal year 2017, we anticipate opening approximately 15 additional retail stores and closing approximately 40 stores globally.
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
Gross Profit. Gross profit of $1.6 billion in fiscal year 2016 decreased 10.0% in comparison to $1.8 billion in fiscal year 2015 mainly as a result of decreased sales. Gross profit margin decreased 240 basis points to 51.9% in fiscal year 2016 compared to 54.3% in the prior fiscal year. The gross margin rate decreased as compared to fiscal year 2015 primarily due to increased promotional activity in our outlet stores and an increased mix of connected product sales. Additionally, our wholesale channel was burdened by an increased mix of off-price sales at lower margin rates and the impacts of currency decreased our gross profit margin rate by 70 basis points. Partially offsetting these headwinds were the favorable impacts of our margin improvement initiatives.
Operating Expenses. For fiscal year 2016, total operating expenses decreased by $11.2 million and as a percentage of net sales, increased to 47.7% compared to 45.3% in fiscal year 2015. Operating expenses decreased due to lower store and core infrastructure costs, a $14.9 million favorable impact from changes in foreign currency, the non-recurrence of both the SKAGEN trade name impairment and Misfit acquisition-related professional services recorded in fiscal year 2015, partially offset by an increase in expenses associated with wearables infrastructure and Misfit intangible amortization.
Consolidated Operating Income. Operating income decreased by $164.1 million, or 56.4%, in fiscal year 2016 as compared to the prior fiscal year mainly driven by decreased sales and gross margin rate and included a $31.7 million unfavorable impact from changes in foreign currencies. As a percentage of net sales, operating income decreased to 4.2% in fiscal year 2016 as compared to 9.0% in fiscal year 2015 and was negatively impacted by approximately 90 basis points due to changes in foreign currencies.
Sales and gross profit margins were negatively impacted by currencies in all regional segments in fiscal year 2016 as compared to the prior fiscal year, although not as extensively as in fiscal year 2015 compared to fiscal year 2014. On a constant currency basis, sales and gross profit margins decreased in the Americas and Europe and increased in Asia while the gross profit margin rate decreased across all segments. The gross margin rate declined primarily as a result of promotional activity in our outlet stores and an increased mix of connected product sales in all geographies. Additionally, the Americas gross profit margin rate was unfavorably impacted by an increased mix of sales in the wholesale off-price channel to manage inventory levels. These unfavorable impacts to the gross profit margin rate were partially offset by a favorable impact from our margin improvement initiatives in all segments. In fiscal year 2016, total operating expenses decreased compared to fiscal year 2015 as reduced store expenses and lower core infrastructure costs were partially offset by corporate cost increases in wearables infrastructure and Misfit purchase accounting related costs. Our operating expenses in fiscal year 2016 also benefited from real estate sales in the Americas and Europe. During fiscal year 2016 as compared to fiscal 2015, operating expense leverage was relatively flat in Europe and improved in Asia while weakening in the Americas largely due to fixed expenses on lower sales and increased restructuring costs related to store closures.

Operating income by operating segment is summarized as follows (dollars in millions):

	Fiscal Year		Growth (Decline)		Operating Margin %
	2016	2015	Dollars	Percentage	2016	2015
Americas	$241.1	$354.3	$(113.2)	(32.0)%	15.8%	21.3%
Europe	174.2	210.5	(36.3)	(17.2)	17.4	19.7
Asia	77.6	71.7	5.9	8.2	15.1	14.4
Corporate	(365.8)	(345.3)	(20.5)	5.9
Total operating income	$127.1	$291.2	$(164.1)	(56.4)%	4.2%	9.0%
Interest Expense. Interest expense increased by $6.9 million in fiscal year 2016 as a result of increased interest rates in comparison to the prior fiscal year.
Other Income (Expense)—Net. During fiscal year 2016, other income (expense) - net decreased by approximately $26.4 million, largely driven by decreased net foreign currency gains resulting from cash flow hedging and other transactional activities as compared to fiscal year 2015. Additionally, the fiscal year 2015 other income (expense) - net amount included a $5.2 million gain related to an interest rate hedge settlement related to a potential debt issuance which did not occur. Fiscal year 2016 includes a gain of $3.5 million for the liquidation of some non-operating Misfit assets, which partially offset our unfavorable other income (expense) - net change.
Provision for Income Taxes. Income tax expense for fiscal year 2016 was $28.7 million, resulting in an effective tax rate of 25.1%, compared to 26.2% in fiscal year 2015. The lower effective tax rate for fiscal year 2016 as compared to fiscal year 2015 was mostly attributable to lower U.S. taxable income taxed at higher effective tax rates.
Net Income Attributable to Fossil Group, Inc. Fiscal year 2016 net income attributable to Fossil Group, Inc. was $1.63 per diluted share in comparison to $4.51 per diluted share in the prior fiscal year, mainly driven by the sales decline and reduced margin rate. Diluted earnings per share decreased $0.87 due to the translation impact of a stronger U.S. dollar and less net foreign currency gains resulting from cash flow hedging and other transactional activities. Diluted earnings per share was also unfavorably impacted by a $0.37 per diluted share decrease due to the amortization of acquired Misfit intangible assets and of related contingent equity grants. An increase in interest expense negatively impacted our diluted earnings per share by $0.11 due to increased interest rates. Partially offsetting these decreases were a $0.16 favorable impact to diluted earnings per share due to the sale of real estate.
Fiscal Year 2015 Compared to Fiscal Year 2014

The Company's fiscal year periodically results in a 53-week year instead of a normal 52-week year. Fiscal year 2014 was a 53-week year, with the additional week included in the first quarter of the fiscal year. Accordingly, the information presented herein includes 53 weeks of operations for fiscal year 2014 as compared to 52 weeks in fiscal year 2015. In the following discussion, certain amounts are presented on a comparable calendar basis by removing an estimated week of activity from fiscal year 2014.

Consolidated Net Sales. Net sales decreased $280.9 million or 8.0% (0.8% in constant currency and comparable calendar) for fiscal year 2015 as compared to fiscal year 2014. Global watch sales decreased $260.7 million or 9.5% (2.7% in constant currency and comparable calendar) while our leathers business decreased $10.0 million or 2.4% (increased 4.8% in constant currency and comparable calendar). Our jewelry category decreased $4.4 million or 1.6% (increased 8.9% in constant currency and comparable calendar), as a result of a decrease in sales of FOSSIL branded products, partially offset by a modest increase in sales of licensed jewelry during fiscal year 2015 as compared to fiscal year 2014.

Net sales information by product category is summarized as follows (dollars in millions):

	Fiscal Year
	2015		2014		Growth (Decline)
		Percentage of Total		Percentage of Total		Percentage as Reported	Percentage Constant Currency and Comparable Calendar

	Amounts		Amounts		Dollars
Watches	$2,475.8	76.7%	$2,736.5	78.0%	$(260.7)	(9.5)%	(2.7)%
Leathers	409.4	12.7	419.4	11.9	(10.0)	(2.4)	4.8
Jewelry	272.1	8.4	276.5	7.9	(4.4)	(1.6)	8.9
Other	71.5	2.2	77.3	2.2	(5.8)	(7.5)	0.4
Total net sales	$3,228.8	100.0%	$3,509.7	100.0%	$(280.9)	(8.0)%	(0.8)%
In fiscal year 2015, the translation of foreign-based net sales into U.S. dollars reduced reported net sales, compared to fiscal year 2014, by approximately $207.5 million, including unfavorable impacts of $137.5 million, $40.8 million and $29.2 million in our Europe, Asia and Americas segments, respectively.

The following table sets forth consolidated net sales by segment on a reported and constant currency and comparable calendar basis (dollars in millions):

	Fiscal Year
	2015		2014		Growth (Decline)
						Percentage as Reported	Percentage Constant Currency and Comparable Calendar
		Percentage of Total		Percentage of Total
	Amounts		Amounts		Dollars
Americas	$1,661.9	51.5%	$1,747.5	49.8%	$(85.6)	(4.9)%	(2.0)%
Europe	1,069.8	33.1	1,195.9	34.1	(126.1)	(10.5)	2.2
Asia	497.1	15.4	566.3	16.1	(69.2)	(12.2)	(3.7)
Total net sales	$3,228.8	100.0%	$3,509.7	100.0%	$(280.9)	(8.0)	(0.8)%
Americas Net Sales. Americas net sales decreased $85.6 million or 4.9% (2.0% in constant currency and comparable calendar), during fiscal year 2015, driven by watches partially offset by increases in jewelry and leathers on a constant currency and comparable calendar basis. During fiscal year 2015 our multi-brand watch portfolio decreased $89.3 million or 6.6% (3.8% in constant currency and comparable calendar) and our leathers category decreased $0.4 million or 0.1% (increased 3.0% in constant currency and comparable calendar). Excluding MICHAEL KORS, our Americas watch sales increased during fiscal year 2015 primarily due to the benefit from the addition of KATE SPADE NEW YORK to our licensed brands in the first half of fiscal year 2015. Our jewelry business increased $8.3 million or 9.1% (12.4% in constant currency and comparable calendar) in fiscal year 2015 as compared to the prior fiscal year driven by increased licensed jewelry sales. Within the region, growth in Canada across the retail and wholesale channels and in our Mexico wholesale business was more than offset by declines in both the wholesale and retail channels in the U.S. Our U.S. wholesale business declined largely driven by a weaker performance in U.S. department stores where traffic continues to be a challenge and softer trends in the business persist. Comparable retail store sales increased slightly in our owned retail stores (normalized for the 53-week calendar) as improved conversion rates offset a decline in traffic.

The following table sets forth product net sales for the Americas segment on a reported and constant currency and comparable calendar basis by fiscal year (dollars in millions):

	Net Sales
	Fiscal Year		Growth (Decline)
				Percentage as Reported	Percentage Constant Currency and Comparable Calendar

	2015	2014	Dollars
Watches	$1,262.9	$1,352.2	$(89.3)	(6.6)%	(3.8)%
Leathers	269.6	270.0	(0.4)	(0.1)	3.0
Jewelry	99.8	91.5	8.3	9.1	12.4
Other	29.6	33.8	(4.2)	(12.4)	(10.4)
Total	$1,661.9	$1,747.5	$(85.6)	(4.9)%	(2.0)%

Europe Net Sales. During fiscal year 2015, Europe net sales decreased $126.1 million or 10.5% (increased 2.2% in constant currency and comparable calendar). On a constant currency and comparable calendar basis, France and Italy delivered the strongest performances offset by declines in the United Kingdom, distributor and Germany markets. Our multi-brand watch portfolio decreased $104.3 million or 11.7% (increased 0.6% in constant currency and comparable calendar) while our jewelry category decreased $11.8 million or 6.7% (increased 7.6% in constant currency and comparable calendar). Our leathers business decreased $8.7 million or 9.3% (increased 5.9% in constant currency and comparable calendar) in fiscal year 2015 as compared to the prior fiscal year. Comparable retail store sales in our owned retail stores in the European region increased modestly (normalized for the 53-week calendar) as our marketing investments gained traction. Our e-commerce business also contributed favorably to fiscal year 2015 with double-digit growth on a constant dollar and comparable calendar basis.

The following table sets forth product net sales for the Europe segment on a reported and constant currency and comparable calendar basis by fiscal year (dollars in millions):

	Net Sales
	Fiscal Year		Growth (Decline)
				Percentage as Reported	Percentage Constant Currency and Comparable Calendar

	2015	2014	Dollars
Watches	$789.7	$894.0	$(104.3)	(11.7)%	0.6%
Leathers	84.4	93.1	(8.7)	(9.3)	5.9
Jewelry	165.1	176.9	(11.8)	(6.7)	7.6
Other	30.6	31.9	(1.3)	(4.1)	8.5
Total	$1,069.8	$1,195.9	$(126.1)	(10.5)%	2.2%

Asia Net Sales. In fiscal year 2015, Asia net sales decreased $69.2 million or 12.2% (3.7% in constant currency and comparable calendar). Sales growth in India, Australia and Japan was offset by decreases in most other markets including South Korea, Hong Kong and China where general economic sluggishness and macro uncertainty has continued to impact our business although we saw some improvement in the South Korea performance during the last quarter of fiscal year 2015. Our watch category decreased $67.1 million or 13.7% (5.8% in constant currency and comparable calendar), while our leathers products decreased $1.0 million or 1.7% (increased 11.5% in constant currency and comparable calendar). Our jewelry business decreased $0.9 million or 11.1% (0.8% in constant currency and comparable calendar). Comparable retail store sales in our owned retail stores in the Asia region decreased modestly (normalized for the 53-week calendar) while total retail channel sales increased on a constant currency and comparable calendar basis as a result of new doors.

The following table sets forth product net sales for the Asia segment on a reported and constant currency and comparable calendar basis by fiscal year (dollars in millions):

	Net Sales
	Fiscal Year		Growth (Decline)
				Percentage as Reported	Percentage Constant Currency and Comparable Calendar

	2015	2014	Dollars
Watches	$423.2	$490.3	$(67.1)	(13.7)%	(5.8)%
Leathers	55.3	56.3	(1.0)	(1.7)	11.5
Jewelry	7.2	8.1	(0.9)	(11.1)	(0.8)
Other	11.4	11.6	(0.2)	(1.7)	10.1
Total	$497.1	$566.3	$(69.2)	(12.2)%	(3.7)%

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

Consolidated Operating Income. Operating income decreased by $275.3 million, or 48.6%, in fiscal year 2015 as compared to the prior fiscal year and included a $115.8 million unfavorable impact from changes in foreign currencies. As a percentage of net sales, operating income decreased to 9.0% in fiscal year 2015 as compared to 16.1% in fiscal year 2014 and was negatively impacted by approximately 280 basis points due to changes in foreign currencies, as well as continued investments in our strategic initiatives to drive future growth. During fiscal year 2015, sales and gross profit margins were negatively impacted by currencies in all regional segments as compared to the prior fiscal year. On a constant currency and comparable calendar basis, sales grew in Europe and decreased in the Americas and Asia, while gross profit margin grew in both Europe and Asia and decreased in the Americas. During fiscal year 2015, gross profit margin in all regions was negatively impacted by clearance activities and the Americas gross profit margin was further impacted by an increased mix of sales in the off-price channel. These unfavorable impacts to gross profit margin were partially offset by favorable impacts from our pricing initiatives in all regions and an increased sales mix of higher margin products within the watch category in the Asia segment. During fiscal year 2015, operating expenses deleveraged in all regions largely due to fixed expenses on lower sales. Additionally, the Americas and Europe segments included restructuring charges and increased marketing and customer engagement costs. Corporate operating expenses in fiscal year 2015 increased compared to fiscal year 2014, largely driven by investments in advertising and strategic initiatives, restructuring charges, a noncash impairment charge, closing costs associated with the Misfit acquisition and increased incentive compensation.

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

Liquidity and Capital Resources
Historically, our business operations have not required substantial cash during the first several months of our fiscal year. Generally, starting in the third quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our quarterly cash requirements are also impacted by the number of new stores we open, other capital expenditures and strategic investments such as acquisitions. Our cash and cash equivalents balance at the end of fiscal year 2016 was $297.3 million, including $283.6 million held by foreign subsidiaries outside the U.S., in comparison to $289.3 million at the end of fiscal year 2015.
For fiscal year 2016, we generated operating cash flow of $210.1 million. This operating cash flow combined with cash on hand and funds generated from real estate sales was utilized to fund $171.4 million in net repayments on our credit facilities and $65.7 million in capital expenditures. During fiscal year 2016, net cash provided by operating activities consisted primarily of net income of $85.6 million adjusted by non-cash activities of $107.2 million and a net decrease of $17.3 million in working capital items.
Accounts receivable increased by 1.3% to $375.5 million during fiscal year 2016 compared to $370.8 million at the end of the prior fiscal year. Average days sales outstanding for our wholesale business for fiscal year 2016 remained relatively flat at 50 days compared to 49 days in the prior fiscal year.
Inventory at the end of fiscal year 2016 was $542.5 million, representing a decrease of 13.2% from the prior fiscal year inventory balance of $625.3 million.
The following tables reflect our common stock repurchase activity under our repurchase programs for the periods indicated (in millions):

			For the 2016 Fiscal Year		For the 2015 Fiscal Year
Fiscal Year Authorized	Dollar Value Authorized	Termination Date	Number of Shares Repurchased	Dollar Value Repurchased	Number of Shares Repurchased	Dollar Value Repurchased
2014	$1,000.0	December 2018	0.1	$5.2	2.4	$200.7
2012	$1,000.0	December 2016 (1)	—	$—	0.3	$28.8
2010	$30.0	None	—	$—	—	$—
____________________________________________
(1) In the first quarter of fiscal year 2015, the Company completed this repurchase plan.
We effectively retired 0.1 million shares of repurchased common stock under our repurchase programs during fiscal year 2016. We account for the retirements by allocating the repurchase price, which is based upon the equity contribution associated with historical issuances, to common stock, additional paid-in capital and retained earnings. The effective retirement of common stock repurchased during fiscal year 2016 decreased common stock by $1,100, additional paid-in capital by $0.2 million, retained earnings by $5.0 million and treasury stock by $5.2 million. The effective retirement of common stock repurchased during the 2015 fiscal year decreased common stock by $27,300, additional paid-in capital by $0.7 million, retained earnings by $228.8 million and treasury stock by $229.5 million. At January 2, 2016 and December 31, 2016, all treasury stock had been effectively retired. We are currently prohibited by the terms of our Revolving Credit Facility (as defined below) from repurchasing additional shares of common stock.
At the end of the fiscal year 2016, we had working capital of $932.7 million compared to working capital of $953.1 million at the end of the prior fiscal year. Additionally, at the end of the fiscal year 2016, we had approximately $26.4 million of outstanding short-term borrowings and $610.0 million in long-term debt.
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
During fiscal year 2016, we made net principal payments of $21.9 million under the Term Loan. During fiscal year 2016, we had net principal payments of $148.0 million under the Revolving Credit Facility at an average interest rate of 2.33%. As of December 31, 2016, we had $189.9 million and $441.0 million outstanding under the Term Loan and the Revolving Credit Facility, respectively. The outstanding balance under the Term Loan is net of unamortized debt issuance costs of $3.8 million at December 31, 2016. In addition, we had $0.9 million of outstanding standby letters of credit at December 31, 2016. Amounts available under the Revolving Credit Facility are reduced by any amounts outstanding under standby letters of credit. As of December 31, 2016, we had $303.9 million available for borrowing under the Revolving Credit Facility, which was favorably impacted by a $200.0 million international cash balance. Borrowings under the Revolving Credit Facility were mainly used to fund capital expenditures, normal operating expenses and historical common stock repurchases. At December 31, 2016, we were in compliance with all debt covenants related to all our credit facilities.
As of December 31, 2016, we do not consider $310.2 million of undistributed earnings of our foreign subsidiaries to be indefinitely reinvested. As such, we have accrued taxes on these amounts net of applicable foreign tax credits. We have not provided for U.S. federal and state income taxes on the remaining $959.0 million of undistributed earnings of our foreign subsidiaries because we consider such earnings to be indefinitely reinvested outside the U.S. The determination of the amount of incremental tax that would be due in the event these earnings are repatriated in the future is not practicable. However, our intent is to keep these funds indefinitely reinvested outside of the U.S., and our current plans do not indicate a need to repatriate them to fund our U.S. operations.
For the fiscal year ending December 30, 2017, we expect total capital expenditures to be approximately $70 million. Of this amount, we expect approximately 70% will be for strategic growth, including investments in omni-channel, global concessions and technology, approximately 15% will be for retail store expansion and renovation and approximately 15% will be for technology and facilities maintenance. Our capital expenditure budget and allocation of it to the foregoing investments are estimates and are subject to change. We believe that cash flows from operations combined with existing cash on hand and amounts available under the Revolving Credit Facility will be sufficient to fund our working capital needs and planned capital expenditures for the next twelve months.

Contractual Obligations
The following table identifies our contractual obligations as of December 31, 2016 (in thousands):

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Debt obligations (1)	$634,750	$25,000	$609,750	$—	$—
Interest payments on debt (2)	31,771	21,453	10,318	—	—
Minimum royalty payments (3)	239,251	160,577	76,174	2,500	—
Capital lease obligations (4)	5,577	1,435	2,072	1,840	230
Operating lease obligations	799,857	149,364	241,790	175,019	233,684
Purchase obligations (5)	442,452	385,069	54,084	2,965	334
Uncertain tax positions (6)	3,393	3,393	—	—	—
Total contractual obligations (7)	$2,157,051	$746,291	$994,188	$182,324	$234,248
____________________________________________

(1)	Consists of borrowings in the U.S., excluding contractual interest payments and unamortized debt issuance costs of $3.8 million.

(2)	Consists of estimated interest payments under the Term Loan and Revolving Credit Facility.

(3)
Consists primarily of minimum royalty commitments under exclusive licenses to manufacture watches and jewelry under trademarks not owned by us. However these minimum royalty commitments do not include amounts owed pursuant to various license and design service agreements under which we are obligated to pay the licensors a percentage of our net sales of these licensed products.

(4)	Payments shown include interest.

(5)	Consists primarily of open non-cancelable purchase orders and outstanding letters of credit, which represent inventory purchase commitments that typically mature in one to eight months.

(6)	Management has only included its current ASC 740 liability in the table above. Long-term amounts of $20.0 million have been excluded because the payment timing cannot be reasonably estimated.

(7)	Pension obligations of $13.0 million have been excluded because the payment timing cannot be reasonably estimated.

Off Balance Sheet Arrangements
We are the guarantor for a 6.0 million Swiss franc credit facility agreement entered into by Swiss Technology Components Ltd. ("STC"), our equity method investee. We are obligated to pay up to 6.6 million Swiss francs in the event of default by STC.
There are no other off balance sheet arrangements other than those disclosed in Note 13—Commitments and Contingencies to our consolidated financial statements set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Selected Quarterly Consolidated Financial Data
The table below sets forth selected quarterly consolidated financial information. The information is derived from our unaudited consolidated financial statements and includes all normal and recurring adjustments that management considers necessary for a fair statement of results for such periods. The operating results for any quarter are not necessarily indicative of results for any future period. Certain line items presented in the tables below, when aggregated, may not agree with the corresponding line items on our consolidated statements of income and comprehensive income for fiscal years 2016 and 2015 due to rounding (in thousands, except percentage and per share data).

Fiscal Year 2016	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net sales	$659,847	$685,368	$737,990	$959,166
Gross profit	348,337	355,750	385,080	489,019
Net income	7,396	8,072	19,348	50,786
Net income attributable to noncontrolling interest	1,603	2,051	1,992	1,088
Net income attributable to Fossil Group, Inc.	$5,793	$6,021	$17,356	$49,698
Earnings per share:
Basic	$0.12	$0.13	$0.36	$1.03
Diluted	$0.12	$0.12	$0.36	$1.03
Gross profit as a percentage of net sales	52.8%	51.9%	52.2%	51.0%

Fiscal Year 2015	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net sales	$725,085	$739,975	$771,303	$992,473
Gross profit	400,724	409,465	417,734	525,543
Net income	40,638	56,820	60,129	72,315
Net income attributable to noncontrolling interest	2,568	2,172	2,595	1,930
Net income attributable to Fossil Group, Inc.	$38,070	$54,648	$57,534	$70,385
Earnings per share:
Basic	$0.76	$1.12	$1.19	$1.46
Diluted	$0.75	$1.12	$1.19	$1.46
Gross profit as a percentage of net sales	55.3%	55.3%	54.2%	53.0%
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
As we expand our e-commerce business and improve productivity in our retail store base, sales from the direct to consumer distribution channel may increase as a percentage of the total sales mix. Based upon the historical seasonality of direct to consumer sales, we believe this expansion could result in higher levels of profitability in the fourth quarter and lower levels of profitability in the first and second quarters when, due to seasonality, it is more difficult to leverage retail store four wall operating costs and back office expenses against a lower level of sales productivity. In addition, new product launches would generally augment the sales and operating expense levels in the quarter the product launch takes place. The results of operations for a particular quarter may also vary due to a number of factors, including retail, economic and monetary conditions, timing of orders or holidays, the timing of investments and the mix of products sold by us.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Rate Risk
As a multinational enterprise, we are exposed to changes in foreign currency exchange rates. Our most significant foreign currency risk relates to the euro and, to a lesser extent, the British pound, Canadian dollar, Japanese yen, Mexican peso and

Australian dollar as compared to the U.S. dollar. Due to our vertical nature whereby a significant portion of goods are sourced from our owned entities, the foreign currency risks relate primarily to the necessary current settlement of intercompany inventory transactions. We employ a variety of operating practices to manage these market risks relative to foreign currency exchange rate changes and, where deemed appropriate, utilize forward contracts. These operating practices include, among others, our ability to convert foreign currency into U.S. dollars at spot rates and to maintain U.S. dollar pricing relative to sales of our products to certain distributors located outside the U.S. The use of forward contracts allows us to offset exposure to rate fluctuations because the gains or losses incurred on the derivative instruments will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. We use derivative instruments only for risk management purposes and do not use them for speculation or for trading. There were no significant changes in how we managed foreign currency transactional exposure in fiscal year 2016 and management does not anticipate any significant changes in such exposures or in the strategies we employ to manage such exposure in the near future.
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
The following table shows our outstanding forward contracts designated as cash flow hedges for intercompany inventory transactions (in millions) at December 31, 2016 and their expiration dates.

Functional Currency		Contract Currency
Type	Amount	Type	Amount	Expiring Through
Euro	264.4	U.S. dollar	296.8	November 2018
British pound	53.3	U.S. dollar	74.8	December 2018
Canadian dollar	86.9	U.S. dollar	66.0	December 2018
Japanese yen	4,554.3	U.S. dollar	41.3	December 2018
Mexican peso	442.9	U.S. dollar	22.6	September 2017
Australian dollar	20.5	U.S. dollar	15.4	September 2017
U.S. Dollar	33.4	Japanese Yen	3,415.0	November 2017
If we were to settle our euro, British pound, Canadian dollar, Japanese yen, Mexican peso, Australian dollar and U.S. dollar based forward contracts hedging intercompany inventory transactions as of December 31, 2016, the net result would have been a net gain of approximately $15.0 million, net of taxes. As of December 31, 2016, a 10% unfavorable change in the U.S. dollar strengthening against foreign currencies to which we have balance sheet transactional exposures would have decreased net pre-tax income by $10.9 million. The translation of the balance sheets of our foreign-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. As of December 31, 2016, a 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would have reduced consolidated stockholders' equity by approximately $61.8 million.
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
Based on our variable-rate debt outstanding as of December 31, 2016, excluding the $189.9 million outstanding under our Term Loan hedged with an interest rate swap agreement, a 100 basis point increase in interest rates would increase annual interest expense by approximately $4.5 million.

Item 8.    Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Fossil Group, Inc.
Richardson, Texas

We have audited the accompanying consolidated balance sheets of Fossil Group, Inc. and subsidiaries (the "Company") as of December 31, 2016 and January 2, 2016, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fossil Group, Inc. and subsidiaries as of December 31, 2016 and January 2, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 1, 2017

FOSSIL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
IN THOUSANDS

	December 31, 2016	January 2, 2016
Assets
Current assets:
Cash and cash equivalents	$297,330	$289,275
Accounts receivable-net	375,520	370,761
Inventories	542,487	625,344
Prepaid expenses and other current assets	131,953	157,290
Total current assets	1,347,290	1,442,670
Property, plant and equipment-net	273,851	326,370
Goodwill	355,263	359,394
Intangible and other assets-net	210,493	227,227
Total long-term assets	839,607	912,991
Total assets	$2,186,897	$2,355,661
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$163,644	$208,083
Short-term and current portion of long-term debt	26,368	23,159
Accrued expenses:
Compensation	52,993	61,496
Royalties	30,062	38,359
Co-op advertising	29,111	28,918
Transaction taxes	26,743	44,425
Other	69,565	76,592
Income taxes payable	16,099	8,497
Total current liabilities	414,585	489,529
Long-term income taxes payable	18,584	20,634
Deferred income tax liabilities	55,877	75,165
Long-term debt	609,961	785,076
Other long-term liabilities	72,452	52,714
Total long-term liabilities	756,874	933,589
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock, 48,269 and 48,125 shares issued and outstanding at December 31, 2016 and January 2, 2016, respectively	483	481
Additional paid-in capital	213,352	187,456
Retained earnings	887,825	813,957
Accumulated other comprehensive income (loss)	(95,424)	(80,506)
Total Fossil Group, Inc. stockholders' equity	1,006,236	921,388
Noncontrolling interest	9,202	11,155
Total stockholders' equity	1,015,438	932,543
Total liabilities and stockholders' equity	$2,186,897	$2,355,661
See notes to the consolidated financial statements.

FOSSIL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
IN THOUSANDS, EXCEPT PER SHARE DATA

Fiscal Year	2016	2015	2014
Net sales	$3,042,371	$3,228,836	$3,509,691
Cost of sales	1,464,185	1,475,369	1,508,519
Gross profit	1,578,186	1,753,467	2,001,172
Operating expenses:
Selling, general and administrative expenses	1,423,262	1,437,833	1,434,636
Restructuring charges	27,778	24,400	—
Total operating expenses	1,451,040	1,462,233	1,434,636
Operating income	127,146	291,234	566,536
Interest expense	26,894	20,018	15,898
Other income (expense) - net	14,056	40,443	7,440
Income before income taxes	114,308	311,659	558,078
Provision for income taxes	28,705	81,757	171,467
Net income	85,603	229,902	386,611
Less: Net income attributable to noncontrolling interest	6,735	9,265	9,904
Net income attributable to Fossil Group, Inc.	$78,868	$220,637	$376,707
Other comprehensive income (loss), net of taxes:
Currency translation adjustment	$(20,160)	$(54,466)	$(65,393)
Cash flow hedges - net change	2,929	(7,057)	16,675
Pension plan activity	2,313	(2,573)	(4,383)
Total other comprehensive income (loss)	(14,918)	(64,096)	(53,101)
Total comprehensive income	70,685	165,806	333,510
Less: Comprehensive income attributable to noncontrolling interest	6,735	9,265	9,904
Comprehensive income attributable to Fossil Group, Inc.	$63,950	$156,541	$323,606
Earnings per share:
Basic	$1.64	$4.52	$7.12
Diluted	$1.63	$4.51	$7.10
Weighted average common shares outstanding:
Basic	48,136	48,800	52,882
Diluted	48,323	48,924	53,080
See notes to the consolidated financial statements.

FOSSIL GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AMOUNTS IN THOUSANDS

	Common stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, December 29, 2013	54,708	$547	$154,376	$—	$877,063	$36,691	$1,068,677	$6,690	$1,075,367
Common stock issued upon exercise of stock options and stock appreciation rights	88	1	3,234	—	—	—	3,235	—	3,235
Tax benefit derived from stock-based compensation	—	—	1,430	—	—	—	1,430	—	1,430
Acquisition of common stock	—	—	800	(438,711)	—	—	(437,911)	—	(437,911)
Retirement of common stock	(4,144)	(41)	(6,993)	438,711	(431,677)	—	—	—	—
Restricted stock issued in connection with stock-based compensation plan	119	1	(1)	—	—	—	—	—	—
Stock-based compensation	—	—	18,823	—	—	—	18,823	—	18,823
Net income	—	—	—	—	376,707	—	376,707	9,904	386,611
Other comprehensive income (loss)	—	—	—	—	—	(53,101)	(53,101)	—	(53,101)
Distribution of noncontrolling interest earnings and other	—	—	—	—	—	—	—	(10,317)	(10,317)
Purchase of noncontrolling interest shares	—	—	—	—	—	—	—	(336)	(336)
Balance, January 3, 2015	50,771	$508	$171,669	$—	$822,093	$(16,410)	$977,860	$5,941	$983,801
Common stock issued upon exercise of stock options and stock appreciation rights	113	1	769	—	—	—	770	—	770
Tax expense derived from stock-based compensation	—	—	(1,128)	—	—	—	(1,128)	—	(1,128)
Acquisition of common stock	—	—	887	(232,169)	—	—	(231,282)	—	(231,282)
Retirement of common stock	(2,759)	(28)	(3,368)	232,169	(228,773)	—	—	—	—
Stock-based compensation	—	—	18,627	—	—	—	18,627	—	18,627
Net income	—	—	—	—	220,637	—	220,637	9,265	229,902
Other comprehensive income (loss)	—	—	—	—	—	(64,096)	(64,096)	—	(64,096)
Distribution of noncontrolling interest earnings and other	—	—	—	—	—	—	—	(9,883)	(9,883)
Purchase of noncontrolling interest shares	—	—	—	—	—	—	—	5,832	5,832
Balance, January 2, 2016	48,125	$481	$187,456	$—	$813,957	$(80,506)	$921,388	$11,155	$932,543
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	310	3	93	—	—	—	96	—	96
Tax expense derived from stock-based compensation	—	—	(2,995)	—	—	—	(2,995)	—	(2,995)
Acquisition of common stock	—	—	247	(7,484)	—	—	(7,237)	—	(7,237)
Retirement of common stock	(166)	(1)	(2,483)	7,484	(5,000)	—	—	—	—
Stock-based compensation	—	—	31,034	—	—	—	31,034	—	31,034
Net income	—	—	—	—	78,868	—	78,868	6,735	85,603
Other comprehensive income (loss)	—	—	—	—	—	(14,918)	(14,918)	—	(14,918)
Distribution of noncontrolling interest earnings and other	—	—	—	—	—	—	—	(8,688)	(8,688)
Balance, December 31, 2016	48,269	$483	$213,352	$—	$887,825	$(95,424)	$1,006,236	$9,202	$1,015,438
See notes to consolidated financial statements.

FOSSIL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
AMOUNTS IN THOUSANDS

Fiscal Year	2016	2015	2014
Operating Activities:
Net income	$85,603	$229,902	$386,611
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	94,592	87,662	95,931
Stock-based compensation	31,034	18,627	18,823
(Decrease) increase in allowance for returns-net of inventory in transit	(3,600)	(1,282)	3,701
(Gain) loss on disposal of assets	(9,851)	1,913	465
Impairment losses	2,828	16,804	9,266
Non-cash restructuring charges	15,745	3,962	—
Equity method investment losses	1,321	—	—
(Decrease) increase in allowance for doubtful accounts	(2,819)	2,384	550
Excess tax benefits from stock-based compensation	(5)	(177)	(1,430)
Deferred income taxes and other	(18,561)	929	2,708
Gain on business divestiture	(3,500)	—	—
Contingent consideration remeasurement	—	—	1,112
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(12,900)	42,912	(8,495)
Inventories	64,827	(43,082)	(60,746)
Prepaid expenses and other current assets	26,098	(36,902)	(52,726)
Accounts payable	(43,020)	41,843	2,477
Accrued expenses	(20,116)	12,545	(13,315)
Income taxes payable	2,451	(17,269)	2,951
Net cash provided by operating activities	210,127	360,771	387,883
Investing Activities:
Additions to property, plant and equipment	(65,674)	(79,767)	(94,763)
Decrease (increase) in intangible and other assets	771	(3,730)	(9,419)
Skagen Designs arbitration settlement	—	5,968	—
Proceeds from the sale of property, plant, equipment and other	44,908	179	612
Misfit escrow receipts	3,341	—	—
Business acquisitions-net of cash acquired	—	(220,189)	—
Net investment hedge settlement	752	3,709	410
Business divestiture	3,500	—	—
Net cash used in investing activities	(12,402)	(293,830)	(103,160)
Financing Activities:
Acquisition of common stock	(7,237)	(231,282)	(437,911)
Distribution of noncontrolling interest earnings and other	(8,688)	(9,883)	(10,317)
Debt borrowings	1,035,838	2,548,650	961,000
Debt payments	(1,207,205)	(2,368,408)	(838,684)
Payment for shares of Fossil, S.L.	(8,657)	—	—
Other financing activities	(2,545)	(3,104)	731
Net cash used in financing activities	(198,494)	(64,027)	(325,181)
Effect of exchange rate changes on cash and cash equivalents	8,824	10,100	(3,760)
Net increase (decrease) in cash and cash equivalents	8,055	13,014	(44,218)
Cash and cash equivalents:
Beginning of year	289,275	276,261	320,479
End of year	$297,330	$289,275	$276,261
See notes to the consolidated financial statements.

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Significant Accounting Policies
Consolidated Financial Statements include the accounts of Fossil Group, Inc., a Delaware corporation, and its subsidiaries (the "Company"). The Company is a leader in the design, development, marketing and distribution of contemporary, high quality fashion accessories on a global basis. The Company's products are sold primarily through department stores, specialty retailers and Company-owned retail stores worldwide. The Company reports on a fiscal year reflecting the retail-based calendar (containing 4-4-5 week calendar quarters). References to fiscal years 2016, 2015 and 2014 are for the fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015, respectively. The Company's fiscal year periodically results in a 53-week year instead of a normal 52-week year. The fiscal year ended January 3, 2015 was a 53-week year, with the additional week included in the first quarter of the fiscal year. Accordingly, the information presented herein includes 53 weeks of operations for fiscal year 2014 as compared to 52 weeks in fiscal years 2016 and 2015. All intercompany balances and transactions are eliminated in consolidation.
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
A significant portion of sales of the Company's products are supplied by manufacturers located outside of the U.S., primarily in Asia. While the Company is not dependent on any single manufacturer outside the U.S., the Company could be adversely affected by political or economic disruptions affecting the business or operations of third-party manufacturers located outside of the U.S. In fiscal year 2016, two of the Company's majority-owned assembly factories accounted for approximately 47% of the Company's non-Swiss watch assembly and one of the Company's majority-owned assembly factories accounted for approximately 59% of the Company's jewelry production.
The Company has entered into multi-year, worldwide exclusive license agreements for the manufacture, distribution and sale of products bearing the brand names of certain globally recognized fashion companies. Sales of the Company's licensed products amounted to 47.6% of the consolidated net sales for fiscal year 2016, of which MICHAEL KORS® product sales accounted for 22.7% of the consolidated net sales for fiscal year 2016.
Cash Equivalents are considered all highly liquid investments with original maturities of three months or less.
Accounts Receivable at the end of fiscal years 2016 and 2015 are stated net of allowances of approximately $66.9 million and $68.7 million for estimated customer returns, respectively, and net of doubtful accounts of approximately $12.8 million and $15.8 million, respectively. The Company's policy is to maintain allowances for bankruptcies until the bankruptcies are actually settled. The total amount charged to cost and expenses during fiscal year 2016 relating to the Company's doubtful accounts receivable was $4.5 million.
Inventories are stated at the lower of market or average cost, including any applicable duty and freight charges. Inventory held at consignment locations is included in the Company's finished goods inventory, and at the end of fiscal years 2016 and 2015, was $51.1 million and $43.5 million, respectively.
Investments in which the Company has significant influence over the investee are accounted for utilizing the equity method. At the end of fiscal year 2016, the Company had an equity method investment of $1.3 million recorded in Other long-

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

term liabilities due to Company's participation in the accumulated losses of the investee. If the Company does not have significant influence over the investee, the cost method is utilized. The Company's cost method investments at the end of fiscal years 2016 and 2015 were $2.0 million and $2.4 million, respectively.
Property, Plant and Equipment and Other is stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets of 30 years for buildings, generally five years for machinery and equipment and furniture and fixtures and two to seven years for computer equipment and software. Leasehold improvements are amortized over the shorter of the lease term or the asset's estimated useful life.
Property, plant and equipment and other long-lived assets are evaluated for impairment whenever events or conditions indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows related to the asset. Property, plant and equipment and other long-lived asset losses of underperforming Company-owned retail stores of approximately $13.5 million and $3.4 million were recorded in restructuring charges in fiscal years 2016 and 2015, respectively and losses of approximately $2.8 million, $7.7 million and $9.3 million were recorded in selling, general, and administrative ("SG&A") in fiscal years 2016, 2015 and 2014, respectively. Additionally, in fiscal year 2016, the Company recorded non-impairment losses related to the write off of property, plant and equipment of $1.5 million included in restructuring charges in the Company’s consolidated statements of income and comprehensive income.
Goodwill and Other Intangible Assets include the acquisition cost in excess of net assets acquired (goodwill), trademarks, trade names, developed technology, customer lists and patents. Trademarks, trade names with finite lives, developed technology, customer lists and patents are amortized using the straight-line method over their estimated useful lives, which are generally three to 20 years. Goodwill and other indefinite-lived intangible assets, such as indefinite-lived trade names, are evaluated for impairment annually as of the end of the fiscal year. Additionally, if events or conditions were to indicate the carrying value of a reporting unit or an indefinite-lived intangible asset may not be recoverable, the Company would evaluate the asset for impairment at that time. Impairment testing compares the carrying amount of the reporting unit or other intangible assets with its fair value. When the carrying amount of the reporting unit or other intangible assets exceeds its fair value, an impairment charge is recorded.
The Company has three reporting units for which it evaluates goodwill for impairment. These reporting units are (i) Americas, (ii) Europe and (iii) Asia. The fair value of each reporting unit is estimated using market comparable information and an income approach. If the estimated fair value of a reporting unit exceeds its carrying value, no impairment charge is recorded. As of December 31, 2016, the fair value of each of these reporting units exceeded its carrying value.
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
The Company estimates the fair value of its trade names using discounted cash flow methodologies. Due to the inherent uncertainties involved in making the estimates and assumptions used in the fair value analysis, actual results may differ, which could alter the fair value of the trade names and possibly result in impairment charges in future periods. The Company has completed the required annual impairment testing for trade names for fiscal years 2016, 2015 and 2014. No impairment charges were recorded in fiscal years 2016 or 2014. In fiscal year 2015, impairment charges were recorded related to the SKAGEN® trade name of $9.1 million.
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
Cumulative Translation Adjustment is included as a component of accumulated other comprehensive income (loss) and reflects the adjustments resulting from translating the financial statements of foreign subsidiaries into U.S. dollars. The functional currency of the Company's foreign subsidiaries is the currency of the primary economic environment in which the entity operates, which is generally the local currency of the country. Accordingly, assets and liabilities of the foreign

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

subsidiaries are translated to U.S. dollars at fiscal year-end exchange rates. Income and expense items are translated at average monthly exchange rates. Cumulative translation adjustments remain in accumulated other comprehensive income (loss) and are reclassified into earnings in the event the related foreign subsidiary is sold or liquidated.
Foreign Transaction Gains and Losses are those changes in exchange rates that affect cash flows and the related receivables or payables. The Company incurred net foreign currency transaction gains, including gains and losses associated with the settlement of forward contracts, of approximately $8.7 million, $32.6 million and $20,000 for fiscal years 2016, 2015 and 2014, respectively. These net gains have been included in other income (expense)—net in the Company's consolidated statements of income and comprehensive income.
Hedging Instruments The Company is exposed to certain market risks relating to foreign exchange rates and interest rates. The Company actively monitors and attempts to mitigate but does not eliminate these exposures using derivative instruments including forward contracts and interest rate swaps. The Company’s foreign subsidiaries periodically enter into forward contracts to hedge the future payment of intercompany inventory transactions denominated in U.S. dollars. Additionally, during the first quarter of fiscal year 2016, the Company entered into forward contracts to manage fluctuations in Japanese yen exchange rates that will be used to settle future third-party inventory component purchases by a U.S. dollar functional currency subsidiary. If the Company was to settle its euro, British pound, Canadian dollar, Japanese yen, Mexican peso, Australian dollar and U.S. dollar forward contracts as of December 31, 2016, the result would have been a net gain of approximately $15.0 million, net of taxes. This unrealized gain is recognized in other comprehensive income (loss), net of taxes on the Company's consolidated statements of income and comprehensive income. Additionally, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the cash flows being hedged, any changes in fair value relating to the ineffective portion of these contracts would be recognized in other income (expense)-net on the Company's consolidated statements of income and comprehensive income. Also, the Company has entered into an interest rate swap agreement to effectively convert portions of its variable rate debt obligations to a fixed rate. Changes in the fair value of the interest rate swap is recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity, and is recognized in interest expense in the period in which the payment is settled. To reduce exposure to changes in currency exchange rates adversely affecting the Company’s investment in foreign currency-denominated subsidiaries, the Company periodically enters into forward contracts designated as net investment hedges. Both realized and unrealized gains and losses from net investment hedges are recognized in the cumulative translation adjustment component of other comprehensive income (loss), and will be reclassified into earnings in the event the Company's underlying investments are liquidated or disposed. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. See Note 8—Derivatives and Risk Management for additional disclosures about the Company's use of derivatives.
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

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Operating Expenses include SG&A and restructuring charges. SG&A expenses include selling and distribution expenses primarily consisting of sales and distribution labor costs, sales distribution center and warehouse facility costs, depreciation expense related to sales distribution and warehouse facilities, the four-wall operating costs of the Company's retail stores, point-of-sale expenses, advertising expenses and art, design and product development labor costs. SG&A also includes general and administrative expenses primarily consisting of administrative support labor and "back office" or support costs such as treasury, legal, information services, accounting, internal audit, human resources, executive management costs and costs associated with stock-based compensation. Restructuring charges include costs to reorganize, refine and optimize the Company’s infrastructure and store closures. See Note 19—Restructuring for additional information on the Company’s restructuring plan.
Advertising Costs for in-store and media advertising as well as co-op advertising, catalog costs, product displays, show/exhibit costs, advertising royalties related to the sales of licensed brands, internet costs associated with affiliation fees, printing, sample costs and promotional allowances are expensed as incurred within SG&A. Advertising costs were approximately $238.4 million, $241.3 million and $232.7 million for fiscal years 2016, 2015 and 2014, respectively.
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
Research and Development Costs are incurred primarily through the Company's in-house engineering team and also through some outside consulting and labor and consist primarily of personnel-related expenses, tooling and prototype materials and overhead costs. The Company’s research and development expenses are related to designing and developing new products and features and improving existing products. The Company's research and development expenses are recorded in SG&A and consisted of $38.6 million, $5.2 million and $0.6 million in fiscal years 2016, 2015 and 2014, respectively.

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

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS (in thousands except per share data):

Fiscal Year	2016	2015	2014
Numerator:
Net income attributable to Fossil Group, Inc.	$78,868	$220,637	$376,707
Denominator:
Basic EPS computation:
Basic weighted average common shares outstanding	48,136	48,800	52,882
Basic EPS	$1.64	$4.52	$7.12
Diluted EPS computation:
Basic weighted average common shares outstanding	48,136	48,800	52,882
Stock options, stock appreciation rights and restricted stock units	187	124	198
Diluted weighted average common shares outstanding	48,323	48,924	53,080
Diluted EPS	$1.63	$4.51	$7.10
Approximately 2.3 million, 0.6 million and 0.3 million weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation in fiscal years 2016, 2015 and 2014, respectively, because they were antidilutive. In fiscal year 2016, approximately 0.3 million weighted average performance shares were not included in the diluted EPS calculation as the performance targets were not met. Performance shares were not issued prior to fiscal year 2015.
Income Taxes are provided for under the asset and liability method for temporary differences in the recognition of assets and liabilities recognized for income tax and financial reporting purposes. Deferred tax assets are periodically assessed for the likelihood of whether they are more likely than not to be realized. Tax benefits associated with uncertain tax positions are recognized in the period in which one of the following conditions is satisfied: (i) the more likely than not recognition threshold is satisfied; (ii) the position is ultimately settled through negotiation or litigation; or (iii) the statute of limitations for the taxing authority to examine and challenge the position has expired. Tax benefits associated with an uncertain tax position are derecognized in the period in which the more likely than not recognition threshold is no longer satisfied.
Recently Issued Accounting Standards
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). Under ASU 2017-04, goodwill impairment testing is done by comparing the fair value of the reporting unit to its carrying value. If the carrying amount exceeds the fair value, the Company would recognize an impairment charge for the amount that the reporting unit's carrying value exceeds the fair value, not to exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. ASU 2017-04 is effective for annual or any interim goodwill impairment tests for annual periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests after January 1, 2017. This standard will not have a material impact on the Company’s consolidated results of operations or financial position.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. This standard will not have a material impact on the Company’s consolidated results of operations or financial position.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"). ASU 2016-18 requires that a statement of cash flows explain the change during the period in total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

annual periods, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. This standard will not have a material impact on the Company’s consolidated results of operations or financial position.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). ASU 2016-16 requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company is still evaluating the effect of adopting ASU 2016-16.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 provides guidance on how certain cash receipts and cash payments should be presented and classified in the statement of cash flows with the objective of reducing existing diversity in practice with respect to these items. ASU 2016-15 is effective for annual periods, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. This standard will not have a material impact on the Company’s consolidated results of operations or financial position.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for the Company beginning January 1, 2017. The Company is still evaluating the effect of adopting ASU 2016-09, but the adoption may create volatility in the Company's effective tax rate. Upon adoption, all tax-related cash flows resulting from share-based payments will be reported as operating activities on the statements of cash flows, a change from the current presentation of presenting tax benefits as an inflow from financing activities and an outflow from operating activities. The Company plans to continue applying expected forfeiture rates to estimate expected forfeitures.
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
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 affects reporting entities that measure inventory using first-in, first-out or average cost. Specifically, ASU 2015-11 requires that inventory be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for the Company beginning January 1, 2017. This standard will not have a material impact on the Company’s consolidated results of operations or financial position.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), deferring the effective date of ASU 2014-09. The

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

new revenue standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and allows either a full retrospective adoption to all periods presented or a modified retrospective adoption approach with the cumulative effect of initial application of the revised guidance recognized at the date of initial application. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”). ASU 2016-08 is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”). ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. Early adoption is permitted for periods beginning after December 15, 2016. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). ASU 2016-12 clarifies three aspects of Topic 606, including the objective of the collectability criterion, the measurement date for noncash consideration and the requirements for a completed contract. ASU 2016-12 also includes a practical expedient for contract modifications. Additionally, the amendments allow an entity to exclude all sales taxes collected from customers from the transaction price. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers ("ASU 2016-20"). ASU 2016-20 makes minor corrections or minor improvements to ASU 2014-09. The Company expects to identify similar performance obligations under ASC 606 as compared to current guidance under ASC 605. As a result, the Company expects the timing of revenue recognition to remain substantially unchanged.
Recently Adopted Accounting Standards
In accordance with U.S. GAAP, the following provisions, which had no material impact on the Company's financial position, results of operations or cash flows, were adopted effective fiscal year 2016:

•	ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis;

•	ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern; and

•	ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.
2. Acquisitions, Divestiture and Goodwill
Skagen Designs, Ltd. Acquisition.    On April 2, 2012, the Company acquired Skagen Designs, Ltd. and certain of its international affiliates ("Skagen Designs"). The purchase price was $231.7 million in cash and 150,000 shares of the Company's common stock valued at $19.9 million. In addition, subject to the purchase agreement, the sellers could receive up to 100,000 additional shares of the Company's common stock if the Company's net sales of SKAGEN branded products exceed certain thresholds over a defined period of time (the "Earnout"). The Company recorded the Earnout as a $9.9 million contingent consideration liability in accrued expenses—other in the Company's consolidated balance sheets as of the acquisition date. The Earnout criteria was not met and the contingent consideration liability was remeasured to zero in fiscal year 2012.
During the fourth quarter of fiscal year 2014, the Company's arbitration proceedings with Skagen Designs resulted in a $6.0 million reduction of the original purchase amount. The Company recognized the amount in other income (expense) - net in the Company's consolidated statements of income and comprehensive income for the fiscal year 2014.
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

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

components of the purchase price were settled in the amounts of 4.3 million euros (approximately $4.8 million as of the settlement date) and 3.5 million euros (approximately $3.9 million as of the settlement date), respectively.
Misfit, Inc. Acquisition. On December 22, 2015, the Company acquired Misfit, Inc. ("Misfit"), an innovator and distributor of wearable technology and stylish connected devices. Misfit was a U.S.-based, privately held company. The primary purpose of the acquisition was to acquire a scalable technology platform that can be integrated across the Company's multi-brand portfolio, a native wearable technology brand and a pipeline of innovative products. Misfit’s position in the wearable technology space combined with their software and hardware engineering teams enabled the Company to expand its addressable market with new distribution channels, products, brands and enterprise partnerships.
The purchase price was $215.4 million in cash, net of cash acquired and subject to working capital adjustments, and $1.7 million in replacement awards attributable to precombination service. At closing, $12.5 million of the cash payment was placed into an escrow fund for the Company for working capital adjustments and indemnification obligations of the seller incurred within 12 months from the closing date. The Company received $3.3 million from the escrow during fiscal year 2016 for claims incurred and as a working capital settlement and has recorded a receivable for additional claims incurred. To fund the cash purchase price, the Company utilized cash on hand and approximately $60 million of availability under its $1.05 billion revolving line of credit. The results of Misfit's operations have been included in the Company’s consolidated financial statements since December 22, 2015.
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

Cash paid, net of cash acquired		$215,370
Replacement awards attributable to precombination service		1,709
Working capital and other adjustments		(7,920)
Total transaction consideration		$209,159

Inventories		7,011
Prepaid expenses and other current assets		25
Property, plant and equipment and other long-term assets		1,237
Goodwill		162,234
Amortizing Intangibles:	Useful Lives
Trade name	6 yrs.	15,700
Customer lists	5 yrs.	10,800
Developed technology	7 yrs.	36,100
Noncompete agreements	3 yrs.	700
Current liabilities		(17,019)
Long-term liabilities		(7,629)
Total net assets acquired		$209,159

Purchase accounting adjustments during fiscal year 2016 include a $7.9 million reduction to total transaction consideration, $5.9 million reduction to inventories, $5.4 million reduction to long-term liabilities, $4.1 million increase to current liabilities, $2.2 million decrease to goodwill, $1.2 million reduction to accounts receivable and a $47,000 increase to

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

property, plant and equipment and other long-term assets. The goodwill recognized from the acquisition has an indefinite useful life and was included in the Company’s annual impairment testing.

Divestiture. On December 30, 2016, the Company completed the sale of its machine vision operations, a part of Misfit. In connection with the transaction, the Company received a cash payment of $3.5 million and recognized a corresponding pre-tax gain in other income (expense) - net, in the consolidated statements of income and comprehensive income. Additionally, another $3.5 million was placed into escrow and may be released to the Company upon the one and two year anniversary of the closing date, if certain conditions are met.

Goodwill.    The changes in the carrying amount of goodwill were as follows (in thousands):

	Americas	Europe	Asia	Total
Balance at January 3, 2015	$119,438	$66,433	$11,857	$197,728
Acquisitions	164,405	4,487	—	168,892
Foreign currency changes	(245)	(6,939)	(42)	(7,226)
Balance at January 2, 2016	$283,598	$63,981	$11,815	$359,394
Segment allocation and acquisition adjustments (1)	(81,166)	48,046	30,949	(2,171)
Foreign currency changes	(245)	(1,736)	21	(1,960)
Balance at December 31, 2016	$202,187	$110,291	$42,785	$355,263
___________________________________________
(1) All goodwill resulting from the Misfit acquisition was recorded in the Americas segment as of January 2, 2016, on a preliminary basis. This line item includes an allocation of the goodwill across reporting segments and also purchase accounting adjustments made during fiscal year 2016.

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Inventories
Inventories consisted of the following (in thousands):

At Fiscal Year End	2016	2015
Components and parts	$49,438	$49,539
Work-in-process	12,345	12,213
Finished goods	480,704	563,592
Inventories	$542,487	$625,344
4. Warranty Liabilities
The Company's warranty liabilities are primarily related to watch products and are included in accrued expenses—other in the consolidated balance sheets. The Company's watch products are covered by limited warranties against defects in materials or workmanship. Historically, the Company's FOSSIL® and RELIC® watch products sold in the U.S. have been covered for warranty periods of 11 years and 12 years, respectively, and SKAGEN brand watches have been covered by a lifetime warranty. Beginning in 2017, these brands will be covered by a two year warranty. Generally, all other products sold in the U.S. and internationally are covered by a comparable one to two year warranty. The Company's warranty liability is estimated using historical warranty repair expense. As changes in warranty costs are experienced, the warranty accrual is adjusted as necessary. Warranty liability activity consisted of the following (in thousands):

Fiscal Year	2016	2015	2014
Beginning balance	$13,669	$13,500	$15,658
Settlements in cash or kind	(9,616)	(9,310)	(12,313)
Warranties issued and adjustments to preexisting warranties(1)	11,368	9,435	10,155
Liabilities assumed in acquisition	—	44	—
Ending balance	$15,421	$13,669	$13,500
____________________________________________

(1)	Changes in cost estimates related to preexisting warranties are aggregated with accruals for new standard warranties issued and foreign currency changes.
5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

At Fiscal Year End	2016	2015
Prepaid royalties	$26,298	$30,776
Prepaid taxes and tax receivables	43,102	36,889
Other receivables	12,396	50,374
Forward contracts	23,288	13,351
Prepaid rent	9,875	10,909
Short term deposits	2,363	—
Other	14,631	14,991
Prepaid expenses and other current assets	$131,953	$157,290

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Property, Plant and Equipment
Property, plant and equipment—net consisted of the following (in thousands):

At Fiscal Year End	2016	2015
Land	$7,795	$13,710
Buildings	39,031	67,205
Machinery and equipment	38,756	38,455
Furniture and fixtures	112,145	111,740
Computer equipment and software	241,160	227,988
Leasehold improvements	233,566	237,761
Construction in progress	16,159	27,579
	688,612	724,438
Less accumulated depreciation and amortization	414,761	398,068
Property, plant and equipment-net	$273,851	$326,370
7. Intangible and Other Assets
Intangible and other assets-net consisted of the following (in thousands):

		2016		2015
At Fiscal Year End	Useful Lives	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangibles-subject to amortization:
Trademarks	10 yrs.	$4,310	$3,443	$4,175	$3,195
Customer lists	5 - 10 yrs.	53,625	26,986	53,825	21,001
Patents	3 - 20 yrs.	2,325	2,099	2,273	2,064
Noncompete agreement	3 - 6 yrs.	2,505	1,662	2,515	1,134
Developed technology	7 yrs.	36,100	5,157	36,100	—
Trade name	6 yrs.	15,700	2,617	15,700	—
Other	7 - 20 yrs.	253	215	256	206
Total intangibles-subject to amortization		114,818	42,179	114,844	27,600
Intangibles-not subject to amortization:
Trade names		74,485		74,493
Other assets:
Key money deposits		26,948	22,038	29,357	19,805
Other deposits		19,344		21,684
Deferred compensation plan assets		2,385		2,406
Deferred tax asset-net		23,061		18,602
Restricted cash		500		512
Shop-in-shop		8,807	8,019	9,985	8,262
Interest rate swap		73		311
Forward contracts		5,648		2,785
Investments		2,078		2,396
Other		4,582		5,519
Total other assets		93,426	30,057	93,557	28,067
Total intangible and other assets		$282,729	$72,236	$282,894	$55,667
Total intangible and other assets-net			$210,493		$227,227

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
Amortization expense for intangible assets was approximately $15.0 million, $4.9 million and $5.1 million for fiscal years 2016, 2015 and 2014, respectively. Estimated aggregate future amortization expense by fiscal year for intangible assets is as follows (in thousands):

Fiscal Year	Amortization Expense
2017	$14,696
2018	14,343
2019	14,015
2020	13,531
2021	9,714
8. Derivatives and Risk Management
Cash Flow Hedges.    The primary risks managed by using derivative instruments are the fluctuations in global currencies that will ultimately be used by non-U.S. dollar functional currency subsidiaries to settle future payments of intercompany inventory transactions denominated in U.S. dollars. Specifically, the Company projects future intercompany purchases by its non-U.S. dollar functional currency subsidiaries generally over a period of up to 24 months. The Company enters into forward contracts generally for up to 85% of the forecasted purchases to manage fluctuations in global currencies that will ultimately be used to settle such U.S. dollar denominated inventory purchases. Additionally, during the first quarter of fiscal year 2016, the Company entered into forward contracts to manage fluctuations in Japanese yen exchange rates that will be used to settle future third-party inventory component purchases by a U.S. dollar functional currency subsidiary. Forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon settlement date and exchange rate. These forward contracts are designated as single cash flow hedges. Fluctuations in exchange rates will either increase or decrease the Company's U.S. dollar equivalent cash flows from these inventory transactions, which will affect the Company's U.S. dollar earnings. Gains or losses on the forward contracts are expected to offset these fluctuations to the extent the cash flows are hedged by the forward contracts.
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
For a derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss), net of taxes and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, the Company's hedges resulted in no ineffectiveness in its consolidated statements of income and comprehensive income, and there were no components excluded from the assessment of hedge effectiveness for fiscal years 2016, 2015 and 2014.
All derivative instruments are recognized as either assets or liabilities at fair value in the consolidated balance sheets. Derivatives designated as cash flow hedges are recorded at fair value at each balance sheet date and the change in fair value is recorded to accumulated other comprehensive income (loss) within the equity section of the Company's consolidated balance

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

sheet until such derivative's gains or losses become realized or the cash flow hedge relationship is terminated. If the cash flow hedge relationship is terminated, the derivative's gains or losses that are recorded in accumulated other comprehensive income (loss) will be recognized in earnings when the hedged cash flows occur. However, for cash flow hedges that are terminated because the forecasted transaction is not expected to occur in the original specified time period, the derivative's gains or losses are immediately recognized in earnings. There were no gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges for fiscal years 2016, 2015 and 2014. Hedge accounting is discontinued if it is determined that the derivative is not highly effective. The Company records all forward contract hedge assets and liabilities on a gross basis as they do not meet the balance sheet netting criteria because the Company does not have master netting agreements established with the derivative counterparties that would allow for net settlement.
As of December 31, 2016, the Company had the following outstanding forward contracts designated as cash flow hedges that were entered into to hedge the future payments of intercompany inventory transactions (in millions):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Euro	264.4	U.S. dollar	296.8
British pound	53.3	U.S. dollar	74.8
Canadian dollar	86.9	U.S. dollar	66.0
Japanese yen	4,554.3	U.S. dollar	41.3
Mexican peso	442.9	U.S. dollar	22.6
Australian dollar	20.5	U.S. dollar	15.4
U.S. dollar	33.4	Japanese Yen	3,415.0
The Company is also exposed to interest rate risk related to its outstanding debt. To manage the interest rate risk related to its U.S.-based term loan (as amended and restated on March 9, 2015, the "Term Loan"), the Company entered into an interest rate swap agreement on July 26, 2013 with a term of approximately five years. The objective of this hedge is to offset the variability of future payments associated with interest rates on the Term Loan. The interest rate swap agreement hedges the 1-month London Interbank Offer Rate ("LIBOR") based variable rate debt obligations under the Term Loan. Under the terms of the swap, the Company pays a fixed interest rate of 1.288% per annum to the swap counterparty plus the LIBOR rate applicable margin (which varies based upon the Company’s consolidated leverage ratio (the “Ratio”) from 1.50% if the Ratio is less than 1.00 to 1.00, to 2.75% if the Ratio is greater than or equal to 3.00 to 1.00). The notional amount amortizes over the remaining life of the Term Loan to coincide with repayments on the underlying loan. The Company receives interest from the swap counterparty at a variable rate based on 1-month LIBOR. This hedge is designated as a cash flow hedge.
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

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Non-designated Hedges.    The Company also periodically enters into forward contracts to manage exchange rate risks associated with certain intercompany transactions and for which the Company does not elect hedge accounting treatment. As of December 31, 2016, the Company had non-designated forward contracts of approximately $1.2 million on 15.9 million rand associated with a South African rand-denominated foreign subsidiary. Changes in the fair value of derivatives not designated as hedging instruments are recognized in earnings when they occur.
The effective portion of gains and losses on cash flow hedges that were recognized in other comprehensive income (loss), net of taxes during fiscal years 2016, 2015 and 2014 are set forth below (in thousands):

	For the Fiscal Year Ended December 31, 2016	For the Fiscal Year Ended January 2, 2016	For the Fiscal Year Ended January 3, 2015
Cash flow hedges:
Forward contracts	$13,565	$22,763	$22,927
Interest rate swaps	(730)	1,544	(2,159)
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$12,835	$24,307	$20,768
The following table illustrates the effective portion of gains and losses on derivative instruments recorded in other comprehensive income (loss), net of taxes during the term of the hedging relationship and reclassified into earnings, and gains and losses on derivatives not designated as hedging instruments recorded directly to earnings during fiscal years 2016, 2015 and 2014 (in thousands):

Derivative Instruments	Consolidated Statements of Income and Comprehensive Income Location	Effect of Derivative Instruments	For the Fiscal Year Ended December 31, 2016	For the Fiscal Year Ended January 2, 2016	For the Fiscal Year Ended January 3, 2015
Forward contracts designated as cash flow hedging instruments	Other income (expense)-net	Total gain (loss) reclassified from other comprehensive income (loss)	$10,986	$29,629	$5,856
Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$(82)	$(210)	$(148)
Interest rate swap designated as a cash flow hedging instrument	Interest expense	Total gain (loss) reclassified from other comprehensive income (loss)	$(1,080)	$(1,596)	$(1,763)
Interest rate swap designated as a cash flow hedging instrument	Other income (expense)-net	Total gain (loss) reclassified from other comprehensive income (loss)	$—	$3,331	$—
The following table discloses the fair value amounts for the Company's derivative instruments as separate asset and liability values, presents the fair value of derivative instruments on a gross basis, and identifies the line items in the consolidated balance sheets in which the fair value amounts for these categories of derivative instruments are included (in thousands):

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Asset Derivatives				Liability Derivatives
	December 31, 2016		January 2, 2016		December 31, 2016		January 2, 2016
	Consolidated Balance Sheets Location	Fair Value	Consolidated Balance Sheets Location	Fair Value	Consolidated Balance Sheets Location	Fair Value	Consolidated Balance Sheets Location	Fair Value
Forward contracts designated as cash flow hedging instruments	Prepaid expenses and other current assets	$23,288	Prepaid expenses and other current assets	$13,184	Accrued expenses-other	$4,696	Accrued expenses-other	$477
Forward contracts not designated as cash flow hedging instruments	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	167	Accrued expenses-other	2	Accrued expenses-other	71
Interest rate swap designated as a cash flow hedging instrument	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	—	Accrued expenses-other	613	Accrued expenses-other	1,273
Forward contracts designated as cash flow hedging instruments	Intangible and other assets-net	5,648	Intangible and other assets-net	2,785	Other long-term liabilities	268	Other long-term liabilities	250
Interest rate swap designated as a cash flow hedging instrument	Intangible and other assets-net	73	Intangible and other assets-net	311	Other long-term liabilities	—	Other long-term liabilities	128
Total		$29,009		$16,447		$5,579		$2,199
At the end of fiscal year 2016, the Company had forward contracts designated as cash flow hedges with maturities extending through December 2018. As of December 31, 2016, an estimated net gain of $11.5 million is expected to be reclassified into earnings within the next twelve months at prevailing foreign currency exchange rates. See Note 1—Significant Accounting Policies for additional disclosures on foreign currency hedging instruments.
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

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 (in thousands):

	Fair Value at December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Forward contracts	$—	$28,936	$—	$28,936
Deferred compensation plan assets:
Investment in publicly traded mutual funds	2,385	—	—	2,385
Interest rate swap	—	73	—	73
Total	$2,385	$29,009	$—	$31,394
Liabilities:
Forward contracts	—	4,966	—	4,966
Interest rate swap	—	613	—	613
Total	$—	$5,579	$—	$5,579
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
The Company estimates the fair value of its debt using Level 2 inputs, such as interest rates, related terms and maturities. The fair value of the Company's debt approximated its carrying amount as of December 31, 2016 and January 2, 2016.
The fair values of the interest rate swap asset and liability are determined using valuation models based on market observable inputs, including forward curves, mid-market price, foreign exchange spot or forward rates and volatility levels. See Note 8—Derivatives and Risk Management for additional disclosures about the interest rate swap.
Property, plant and equipment—net with a carrying amount of $15.0 million related to retail store leasehold improvements and fixturing was written down to a fair value of $0.7 million, and related key money in the amount of $2.0 million was deemed not recoverable, resulting in total impairment charges of $16.3 million for fiscal year 2016.

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair values of assets related to Company-owned retail stores were determined using Level 3 inputs. Of the $16.3 million impairment expense, $11.0 million, $1.8 million and $0.7 million were recorded in restructuring charges in the Americas, Europe and Asia segments, respectively, and $2.5 million and $0.3 million were recorded in SG&A in the Europe and Americas segments, respectively.
In fiscal year 2015, property, plant and equipment—net with a carrying amount of $11.6 million related to retail store leasehold improvements and fixturing was written down to a fair value of $0.6 million, and related key money in the amount of $0.1 million was deemed not recoverable, resulting in total impairment charges of $11.1 million for fiscal year 2015.
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
10. Debt
The Company's debt consisted of the following, excluding capital lease obligations, (in millions):

	December 31, 2016	January 2, 2016
U.S. revolving line of credit	$441.0	$589.0
U.S. term loan (1)	189.9	212.6
Total debt	630.9	801.6
Less current portion	25.0	21.9
Long-term debt	$605.9	$779.7
___________________________________________

(1)	Net of debt issuance costs of $3.8 million and $3.0 million at December 31, 2016 and January 2, 2016, respectively.
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
On August 8, 2016, the Company entered into the First Amendment to the Credit Agreement (the "First Amendment"). The First Amendment adds two new levels to the applicable margin pricing grid used to calculate the interest rate that is applicable to base rate loans and LIBOR rate loans under the Company’s Revolving Credit Facility and increases the applicable margin at each pricing level for LIBOR rate loans by 25 basis points and for base rate loans by 25 basis points. Additionally, the First Amendment provides for the net cash proceeds from certain debt issuances by the Company in excess of $25.0 million to be applied, first, to prepay the term loans under the Company’s Revolving Credit Facility and, for the excess, if any, to prepay the revolving credit loans under the Company’s Revolving Credit Facility with a corresponding reduction in the revolving credit commitment by the amount of such excess proceeds. The First Amendment also modifies the negative covenant on restricted payments set forth in the Revolving Credit Facility in such a manner as to prohibit the Company's ability to make open market repurchases of the Company's common stock. Furthermore, the First Amendment changes the consolidated total leverage ratio that the Company must comply with from 2.50:1.00 to 3.25:1.00. In connection with the First Amendment, the Company and certain of its material domestic subsidiaries entered into a Collateral Agreement in favor of Wells Fargo Bank, National Association, as administrative agent, pursuant to which the Company and such subsidiaries granted liens on all or substantially all of their assets in order to secure the Company’s obligations under the Credit Agreement and the other loan documents (the “Obligations”). Additionally, certain of the Company’s domestic subsidiaries entered into a Guaranty Agreement in favor of Wells Fargo Bank, National Association, as administrative agent, pursuant to which such subsidiaries guarantee the payment and performance of the Obligations.

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts outstanding under the Swingline Loan under the Credit Agreement or upon any drawing under a letter of credit bear interest at the base rate plus the applicable margin. Interest based upon the base rate is payable quarterly in arrears. Interest based upon the LIBOR rate is payable on the last day of the applicable interest period.

As of August 8, 2016, amounts outstanding under the Revolving Credit Facility and the Term Loan under the Credit Agreement bear interest, at the Company's option, at (i) the base rate (defined as the highest of (a) the prime rate publicly announced by Wells Fargo, (3.75% at fiscal year end 2016), (b) the federal funds rate plus 0.5% and (c) the London Interbank Offer Rate ("LIBOR") (0.69% at fiscal year end 2016) for an interest period of one month plus 1.0%) plus the base rate applicable margin (which varies, based upon the Company’s consolidated total leverage ratio, from 0.50% if the consolidated total leverage ratio is less than 1.00 to 1.00, to 1.75%, if the consolidated total leverage ratio is greater than or equal to 3.00 to 1.00) or (ii) the LIBOR rate (defined as the quotient obtained by dividing (a) LIBOR by (b) 1.00 minus the Eurodollar reserve percentage) plus the LIBOR rate applicable margin (which varies, based upon the consolidated total leverage ratio, from 1.50%, if the consolidated total leverage ratio is less than 1.00 to 1.00, to 2.75%, if the consolidated total leverage ratio is greater than or equal to 3.00 to 1.00). Amounts outstanding under the Swingline Loan under the Credit Agreement or upon any drawing under a letter of credit bear interest at the base rate plus the applicable margin. Interest based upon the base rate is payable quarterly in arrears. Interest based upon the LIBOR rate is payable on the last day of the applicable interest period. Financial covenants governing the Credit Agreement require the Company to maintain (i) a consolidated total leverage ratio no greater than 3.25 to 1.00 and (ii) a consolidated interest coverage ratio no less than 3.50 to 1.00.
The Company is required to pay a commitment fee on the unused amounts of the commitments under the Revolving Credit Facility under the Credit Agreement, payable quarterly in arrears, ranging from 0.20% to 0.45%, based on the consolidated total leverage ratio. In connection with any letter of credit, the Company is required to pay (i) a letter of credit commission, payable quarterly in arrears, in an amount equal to the daily amount available to be drawn under such letter of credit multiplied by the applicable margin with respect to revolving credit loans that are LIBOR rate loans, (ii) a fronting fee, payable quarterly in arrears, as set forth in the applicable letter of credit application or as otherwise separately agreed by the Company and the issuing lender and (iii) normal and customary costs and expenses incurred or charged by the issuing lender in issuing, effecting payment under, amending or otherwise administering the letter of credit.
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
During fiscal year 2016, the Company made principal payments of $21.9 million under the Term Loan. Additionally, the Company had net principal payments of $148.0 million under the Revolving Credit Facility during fiscal year 2016. Borrowings under the Revolving Credit Facility were primarily used to fund capital expenditures, normal operating expenses and stock repurchases. Amounts available under the Revolving Credit Facility are reduced by any amounts outstanding under standby letters of credit. As of December 31, 2016, the Company had available borrowing capacity of approximately $303.9 million under the Revolving Credit Facility, which was favorably impacted by a $200.0 million international cash balance. The Company incurred approximately $6.7 million of interest expense under the Term Loan during fiscal year 2016, including the impact of the related interest rate swap. The Company incurred approximately $15.8 million of interest expense under the Revolving Credit Facility during fiscal year 2016.

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's debt as of December 31, 2016, excluding capital lease obligations, matures as follows (in millions):

Less than 1 Year	$25.0
Year 2	609.7
Year 3	—
Principal amounts repayable	634.7
Debt issuance costs	(3.8)
Total debt outstanding	$630.9
Letters of Credit.    The Company's Letter of Credit Facility (the "LC Facility") allows for $80 million of commercial letters of credit. At the end of fiscal years 2016 and 2015, the Company had outstanding letters of credit under the LC Facility of approximately $54.3 million and $36.7 million, respectively. Letters of credit issued under the LC Facility are primarily used for the purchase of inventory.
Capital Lease Obligations.    At the end of fiscal years 2016 and 2015, the Company had current capital lease obligations of $1.4 million and $1.3 million, respectively, and long-term capital lease obligations of $4.0 million and $5.4 million, respectively.
11. Other Income (Expense)—Net
Other income (expense)—net consisted of the following (in thousands):

Fiscal Year	2016	2015	2014
Interest income	$2,156	$1,026	$799
Gain on Skagen Designs arbitration settlement	—	—	5,968
Gain on interest rate swap settlement	—	5,241	—
Equity in losses of unconsolidated investment	(1,321)	—	—
Gain on machine vision divestiture	3,500	—	—
Currency gains	8,729	32,611	20
Other net gains	992	1,565	653
Other income (expense) - net	$14,056	$40,443	$7,440

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Taxes
Income Taxes.    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the consolidated deferred tax assets and liabilities were (in thousands):

Fiscal Year	2016	2015
Deferred income tax assets (liabilities):
Bad debt allowance	$3,936	$5,390
Returns allowance	5,464	8,187
Inventory	15,243	14,575
Warranty liabilities	3,244	2,922
Compensation	19,286	16,213
Accrued liabilities	7,276	7,079
Deferred rent	17,518	10,161
Unrealized exchange gains (losses)	(6,498)	(2,486)
State income tax and interest on tax contingencies	2,808	2,976
Fixed assets	(49,044)	(52,782)
Trade names and customer lists	(26,166)	(26,502)
Undistributed earnings of certain foreign subsidiaries	(53,761)	(53,761)
Foreign accruals	8,503	4,832
Loss carryforwards	20,898	13,501
Tax credit carryforwards	17,363	—
Valuation allowance	(19,415)	(10,857)
Other	529	3,989
Net deferred income tax assets (liabilities)	$(32,816)	$(56,563)
Total deferred income tax assets	$23,061	$18,602
Total deferred income tax liabilities	(55,877)	(75,165)
Net deferred income tax assets (liabilities)	$(32,816)	$(56,563)
Operating Loss Carryforwards.    The balance sheet includes $18.7 million of net deferred tax assets for operating losses of foreign subsidiaries and $2.2 million of deferred tax assets for net operating losses from an acquired U.S. subsidiary. Valuation allowances have been recorded to reflect the estimated amount of deferred tax assets that may not be realized on these losses. The amounts and the fiscal year of expiration of the loss carryforwards are (in thousands):

Expires 2017 through 2021	$33,413
Expires 2022 through 2026	8,911
Expires 2027 through 2031	2,403
Expires 2032 through 2036	42,358
Indefinite	13,450
Total loss carryforwards	$100,535

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table identifies income before income taxes for the Company's U.S. and non-U.S. based operations for the fiscal years indicated (in thousands):

Fiscal Year	2016	2015	2014
U.S	$(72,249)	$24,864	$169,079
Non-U.S	186,557	286,795	388,999
Total	$114,308	$311,659	$558,078
The Company's provision for income taxes consisted of the following for the fiscal years indicated (in thousands):

Fiscal Year	2016	2015	2014
Current provision:
U.S. federal	$2,111	$10,666	$84,669
Non-U.S	53,880	72,336	74,190
State and local	(1,482)	1,180	10,582
Total current	54,509	84,182	169,441
Deferred provision (benefit):
U.S. federal	(20,216)	1,798	5,124
Non-U.S	(5,584)	(4,511)	(3,622)
State and local	(4)	288	524
Total deferred	(25,804)	(2,425)	2,026
Provision for income taxes	$28,705	$81,757	$171,467
The expected cash payments for current U.S. income tax expense for fiscal years 2016, 2015 and 2014 were reduced by approximately $3.3 million, $2.4 million and $4.7 million, respectively, as a result of tax deductions related to the exercise of non-qualified stock options and stock appreciation rights and the vesting of restricted stock and restricted stock units. The expected cash payments for current foreign tax expense for fiscal years 2016, 2015 and 2014 were reduced by $0.2 million, $0.3 million and $0.4 million, respectively, as a result of tax deductions related to the exercise of stock options and the vesting of restricted stock granted to foreign employees. The income tax benefits resulting from these stock-based compensation plans have been recorded to additional paid-in capital in the Company's consolidated balance sheets. Total deferred income tax expense (benefit) of $(25.8) million, $(2.4) million and $2.0 million for fiscal years 2016, 2015 and 2014, respectively, are included in deferred income taxes on the Company's consolidated statements of cash flows.
A reconciliation of the U.S. federal statutory income tax rate of 35.0% to the Company's effective tax rate is as follows:

Fiscal Year	2016	2015	2014
Tax at statutory rate	35.0%	35.0%	35.0%
Non-deductible expenses	5.3	0.7	0.4
State, net of federal tax benefit	0.6	0.5	0.9
Foreign rate differential	(30.9)	(15.6)	(12.3)
U.S. tax on foreign income	5.0	4.3	6.3
Income tax contingencies	0.3	0.9	0.7
Valuation allowances	8.1	1.4	(0.3)
Return to provision true-up	1.7	(1.6)	(0.1)
Other	—	0.6	0.1
Provision for income taxes	25.1%	26.2%	30.7%
Deferred U.S. federal income taxes and foreign withholding taxes are not recorded on undistributed earnings of certain foreign subsidiaries where management plans to continue reinvesting these earnings outside the U.S. The amount of

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

undistributed earnings that would be subject to tax if distributed was approximately $959.0 million at December 31, 2016. Determining tax amounts that would be payable if these earnings were distributed to the U.S. parent company is not practicable.
The total amount of unrecognized tax benefits, excluding interest and penalties that would favorably impact the effective tax rate in future periods if recognized, was $20.6 million, $20.0 million and $12.8 million for fiscal years 2016, 2015 and 2014, respectively. The U.S. Internal Revenue Service has completed examinations of the Company's federal income tax returns through 2012. Fiscal years 2013-2016 remain open for federal income tax examination. The Company is also subject to examinations in various state and foreign jurisdictions for its 2010-2016 tax years, none of which the Company believes are significant, individually or in the aggregate. Tax audit outcomes and timing of tax audit settlements are subject to significant uncertainty.
The Company has classified uncertain tax positions as long-term income taxes payable unless such amounts are expected to be paid within twelve months from December 31, 2016. As of December 31, 2016, the Company had recorded $3.4 million of unrecognized tax benefits, excluding interest and penalties, for positions that could be settled within the next twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes receivable/payable, respectively. The total amount of accrued income tax-related interest in the Company's consolidated balance sheets was $2.3 million and $2.2 million at December 31, 2016 and January 2, 2016, respectively. The total amount of accrued income tax-related penalties in the Company's consolidated balance sheets was $1.4 million and $1.8 million at December 31, 2016 and January 2, 2016, respectively. The Company accrued income tax-related interest expense of $0.1 million, $0.3 million and $0.7 million in fiscal years 2016, 2015 and 2014, respectively.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the fiscal years indicated (in thousands):

Fiscal Year	2016	2015	2014
Balance at beginning of year	$23,022	$20,086	$14,314
Gross increases tax positions in prior years	918	1,800	4,234
Gross decreases tax positions in prior years	(183)	(9,282)	(1,018)
Gross increases—tax positions in current year	974	11,909	3,508
Settlements	(181)	(583)	(194)
Lapse in statute of limitations	(1,106)	(758)	(617)
Change due to currency revaluation	(45)	(150)	(141)
Balance at end of year	$23,399	$23,022	$20,086

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Commitments and Contingencies
License Agreements.    The Company has various license agreements to market watches and jewelry bearing certain trademarks or patents owned by various third parties. In accordance with these agreements, the Company incurred royalty expense of approximately $206.1 million, $243.5 million and $258.6 million in fiscal years 2016, 2015 and 2014, respectively. These amounts are included in the Company's cost of sales or, if advertising related, in SG&A. These license agreements have expiration dates between fiscal years 2017 and 2025 which requires the Company to pay royalties ranging from 5% to 15% of defined net sales. The Company has future minimum royalty commitments through fiscal year 2020 under these license agreements as summarized below, by fiscal year (in thousands):

Fiscal Year	Minimum Royalty Commitments
2017	$160,577
2018	68,304
2019	7,870
2020	2,500
Total	$239,251
These minimum royalty commitments do not include amounts owed under these license agreements obligating the Company to pay the licensors a percentage of net sales of these licensed products.
Leases.    The Company leases its retail and outlet store facilities as well as certain of its office and warehouse facilities and equipment under non-cancelable operating leases and capital leases. Most of the retail and outlet store leases provide for contingent rental payments based on operating results and require the payment of taxes, insurance and other costs applicable to the property. Generally, these leases include renewal options for various periods at stipulated rates. Total rent expense under these agreements was approximately $188.7 million, $186.1 million and $190.6 million for fiscal years 2016, 2015 and 2014, respectively. Included in the Company's total rent expense was contingent rent expense of approximately $10.5 million, $13.3 million and $14.1 million for fiscal years 2016, 2015 and 2014, respectively. Capital leases are included as a component of short-term and current portion of long-term debt and in long-term debt in the Company's consolidated balance sheets. Future minimum rental commitments under non-cancelable leases, by fiscal year, are as follows (in thousands):

Fiscal Year	Operating Leases	Capital Leases
2017	$149,364	$1,435
2018	130,990	1,146
2019	110,800	926
2020	94,532	923
2021	80,487	917
Thereafter	233,684	230
	$799,857	$5,577
Less amounts representing interest at 3.0% to 10.8%		159
Capital lease obligations		$5,418
Purchase Obligations.    As of December 31, 2016, the Company had purchase obligations totaling $442.5 million that consisted primarily of outstanding letters of credit, which represent inventory purchase commitments that typically mature in one to eight months and open non-cancelable purchase orders.
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

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the changes in the Company's asset retirement obligations (in thousands):

Fiscal Year:	2016	2015
Beginning asset retirement obligation	$8,894	$8,925
Liabilities incurred during the period	4,331	509
Liabilities settled during the period	(684)	(534)
Accretion expense	401	308
Currency translation	(264)	(314)
Ending asset retirement obligations	$12,678	$8,894
Litigation.    The Company is occasionally subject to litigation or other legal proceedings in the normal course of its business. The Company does not believe that the outcome of any currently pending legal matters, individually or collectively, will have a material effect on the business or financial condition of the Company.
Sale-leaseback. During fiscal year 2016, the Company entered into a sale-leaseback agreement for its approximately 518,000 square foot warehouse and distribution center in Dallas, Texas. The sales price was $33.0 million. The transaction resulted in a gain of $6.7 million net of taxes and fees and a deferred gain of $13.2 million to be amortized to rent expense over the initial lease term. The leaseback has a 10-year term with two 5-year renewal options and is classified as an operating lease.

14. Stockholders' Equity
Common and Preferred Stock.    The Company has 100,000,000 shares of common stock, par value $0.01 per share, authorized, with 48,268,599, and 48,124,555 shares issued at fiscal year-end 2016 and 2015, respectively. The Company has 1,000,000 shares of preferred stock, par value $0.01 per share, authorized, with none issued or outstanding at fiscal year-end 2016 and 2015. Rights, preferences and other terms of preferred stock will be determined by the Board of Directors at the time of issuance.
Common Stock Repurchase Programs.    Purchases of the Company's common stock are made from time to time pursuant to its repurchase programs, subject to market conditions and at prevailing market prices, through the open market. Repurchased shares of common stock are recorded at cost and become authorized but unissued shares which may be issued in the future for general corporate or other purposes. The Company may terminate or limit its stock repurchase program at any time. In the event the repurchased shares are cancelled, the Company accounts for retirements by allocating the repurchase price to common stock, additional paid‑in capital and retained earnings. The repurchase price allocation is based upon the equity contribution associated with historical issuances. The repurchase programs are conducted pursuant to Rule 10b‑18 of the Securities Exchange Act of 1934.
During the period from the announcement of the Company's buyback authorizations in December 2012 and December 2014 for $1.0 billion each, until the end of the fiscal year 2016, the Company has repurchased approximately $1.2 billion of its common stock, representing approximately 11.8 million shares. The Company has not repurchased any shares under the $30.0 million repurchase plan authorized in 2010.
During fiscal year 2016, the Company effectively retired 0.1 million shares of common stock repurchased under its repurchase programs. The effective retirement of repurchased common stock decreased common stock by $1,100, additional paid-in capital by $0.2 million, retained earnings by $5.0 million and treasury stock by $5.2 million. At December 31, 2016 and January 2, 2016, all treasury stock had been effectively retired. As of December 31, 2016, the Company had $824.2 million of repurchase authorizations remaining under the combined repurchase plans. However, under the First Amendment, the Company is restricted from making open market repurchases of its common stock. See Note 10—Debt for additional disclosures about the First Amendment.

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the Company's common stock repurchase activity for the periods indicated (in millions):

			For the 2016 Fiscal Year		For the 2015 Fiscal Year
Fiscal Year Authorized	Dollar Value Authorized	Termination Date	Number of Shares Repurchased	Dollar Value Repurchased	Number of Shares Repurchased	Dollar Value Repurchased
2014	$1,000.0	December 2018	0.1	$5.2	2.4	$200.7
2012	$1,000.0	December 2016 (1)	—	$—	0.3	$28.8
2010	$30.0	None	—	$—	—	$—
_______________________________________________________________________________

(1)	In the first quarter of fiscal year 2015, the Company completed this repurchase plan.
15. Employee Benefit Plans
Deferred Compensation and Savings Plans.    The Company has a defined contribution savings plan (the "401(k) Plan") for substantially all U.S.-based full-time employees of the Company, which includes a Roth 401(k) option. The Company's common stock is one of several investment alternatives available under the 401(k) Plan. The Company has a discretionary match for the 401(k) Plan. After 90 days of service (minimum of 250 hours worked), the Company matches 50% of employee contributions up to 6% of their compensation. Matching contributions made by the Company to the 401(k) Plan totaled approximately $2.9 million, $2.8 million and $3.0 million for fiscal years 2016, 2015 and 2014, respectively. The Company also has the right to make additional matching contributions not to exceed 15% of employee compensation. The Company did not make any additional matching contributions during fiscal years 2016, 2015 and 2014.
Under the Fossil Group, Inc. and Affiliates Deferred Compensation Plan (the "Deferred Plan") eligible participants may elect to defer up to 50% of their salary or up to 100% of any bonuses paid pursuant to the terms and conditions of the Deferred Plan. In addition, the Company may make employer contributions to participants under the Deferred Plan from time to time. The Company made no contributions to the Deferred Plan during fiscal years 2016, 2015 and 2014. In prior periods, the Company made payments pursuant to the Deferred Plan into a Rabbi Trust. The funds held in the Rabbi Trust are directed to certain investments available through life insurance products. As of December 31, 2016, the Company had an asset of $2.4 million related to the Company's invested balances recorded in intangible and other assets—net and a liability of $3.9 million related to the participants' invested balances recorded in accrued expenses—other, each on the Company's consolidated balance sheets.
Stock-Based Compensation Plans.    The Company accounts for stock-based compensation using the Black-Scholes option pricing model to determine the fair value of stock options and stock appreciation rights at the date of grant. The Company’s grants under its current stock-based compensation plans generally include: (i) stock options, restricted stock units, and performance restricted stock units for its international employees, (ii) restricted stock units for its nonemployee directors, and (iii) stock appreciation rights, performance stock appreciation rights, restricted stock, restricted stock units, and performance restricted stock units for its U.S.-based employees. As of December 31, 2016, the Company had approximately $52.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company's stock based compensation plans. This cost is expected to be recognized over a weighted-average period of approximately 1.5 years. All time based or performance based stock appreciation rights and restricted stock units are settled in shares of the Company's common stock with the exception of one international employee’s grants that were converted to cash settled awards.
Long-Term Incentive Plans.    An aggregate of 3,000,000 shares of the Company's common stock were reserved for issuance pursuant to the Company's 2016 Long-Term Incentive Plan ("2016 LTIP"), adopted in March 2016. Under the 2016 LTIP, designated employees of the Company, including officers, certain contractors, and outside directors of the Company, are eligible to receive (i) stock options, (ii) stock appreciation rights, (iii) restricted or non-restricted stock awards, (iv) restricted stock units, (v) performance awards, (vi) cash awards, or (vii) any combination of the foregoing. The 2016 LTIP is administered by the Compensation Committee of the Company's Board of Directors (the "Compensation Committee"). Each award issued under the 2016 LTIP terminates at the time designated by the Compensation Committee, not to exceed ten years. The current outstanding stock options, stock appreciation rights, performance stock appreciation rights, restricted stock, restricted stock units and performance restricted stock units issued under the 2016 LTIP predominantly have original vesting periods of three

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

years. Time based or performance based stock appreciation rights and restricted stock units are predominately settled in shares of the Company's common stock. Each nonemployee director receives restricted stock units valued at $130,000 on the date of the Company's annual stockholders' meeting. These grants vest on the earlier of one year from the date of grant or the date of Company's next annual stockholders' meeting.
Prior to the Company establishing the 2016 LTIP, stock-based compensation awards were made to employees, certain contractors and nonemployee directors pursuant to the Company's 2008 Long-Term Incentive Plan (“2008 LTIP”) and, prior to the 2008 LTIP, pursuant to the Company’s initial Long-Term Incentive Plan ("LTIP") and Nonemployee Director Stock Option Plan ("Nonemployee Plan"), respectively. Each award issued under the 2008 LTIP and LTIP terminates at the time designated by the Compensation Committee, not to exceed ten years. The currently outstanding stock options, stock appreciation rights, performance stock appreciation rights, restricted stock, restricted stock units and performance restricted stock units issued under the 2008 LTIP predominantly have original vesting periods of three years. The currently outstanding stock options, stock appreciation rights, restricted stock and restricted stock units issued under the LTIP and Nonemployee Plan have vested. The exercise prices of stock options granted under the 2008 LTIP and Nonemployee Plan were not less than the fair market value of the Company's common stock at the date of grant. All time based or performance based stock appreciation rights and restricted stock units under the 2008 LTIP are settled in shares of the Company's common stock. In March 2016, the Company’s Board of Directors elected to terminate the 2008 LTIP, and in March 2008, the Company’s Board of Directors elected to terminate the LTIP and the Nonemployee Plan. The termination of the 2008 LTIP, LTIP and Nonemployee Plan did not impair outstanding awards under those plans representing 1,238,579 shares under the 2008 LTIP, 41,342 shares under the LTIP and 15,750 shares under the Nonemployee Plan of the Company's common stock at December 31, 2016, which continued in accordance with their original terms.

Stock Options and Stock Appreciation Rights.    The fair value of stock options and stock appreciation rights granted under the Company's stock-based compensation plans was estimated on the date of grant using the Black-Scholes option pricing model. The table below outlines the weighted average assumptions for these award grants:

Fiscal Year	2016	2015	2014
Risk-free interest rate	1.1%	1.3%	0.9%
Expected term (in years)	3.0	3.2	3.4
Expected volatility	38.8%	42.3%	47.1%
Expected dividend yield	—%	—%	—%
Estimated fair value per stock option/stock appreciation right granted	$11.25	$12.74	$38.88
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
The Company generally receives a tax deduction when stock options or stock appreciation rights are exercised or when restricted stock or restricted stock units vest. Generally for stock options and stock appreciation rights, the tax deduction is related to the excess of the stock price at the time the stock options or stock appreciation rights are exercised over the exercise price of the stock options or stock appreciation rights. For restricted stock and restricted stock units, the tax deduction is equal to the fair market value of the Company's common stock on the date the restricted stock or restricted stock units vest multiplied by the number of shares of restricted stock or restricted stock units. Excess tax benefits from stock-based compensation on the Company's consolidated statements of cash flows for fiscal years 2016, 2015 and 2014 amounted to approximately $5,000, $0.2 million and $1.4 million, respectively.

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes stock option and stock appreciation rights activity:

Stock Options and Stock Appreciation Rights	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	in thousands			in thousands
Outstanding at December 28, 2013	678	$76.15	6.2	$31,794
Granted	94	111.90
Exercised	(91)	39.20		6,391
Forfeited or expired	(18)	120.77
Outstanding at January 3, 2015	663	85.08	5.6	20,751
Granted	1,496	41.16
Exercised	(36)	31.04		1,544
Forfeited or expired	(95)	102.86
Outstanding at January 2, 2016	2,028	52.80	8.7	2,095
Granted	326	41.53
Exercised	(10)	26.93		186
Forfeited or expired	(57)	81.93
Outstanding at December 31, 2016	2,287	50.58	6.2	627
Exercisable at December 31, 2016	988	$62.75	5.2	$627
The aggregate intrinsic value in the table above is before income taxes and is based on the exercise price for outstanding and exercisable options/rights at December 31, 2016 and based on the fair market value of the Company's common stock on the exercise date for options/rights that were exercised during the fiscal year.
Stock Options and Stock Appreciation Rights Outstanding and Exercisable.    The following table summarizes information with respect to stock options and stock appreciation rights outstanding and exercisable at December 31, 2016:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Number of Shares	Weighted- Average Exercise Price
	in thousands			in thousands
$13.65 - $29.49	40	$14.40	2.2	40	$14.40
$29.78 - $47.99	90	36.36	2.0	90	36.36
$55.04 - $83.83	92	80.80	4.3	92	80.80
$95.91 - $131.46	144	127.98	4.8	144	127.98
Total	366	$81.12	3.7	366	$81.12

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Appreciation Rights Outstanding				Stock Appreciation Rights Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Number of Shares	Weighted- Average Exercise Price
	in thousands			in thousands
$13.65 - $29.49	113	$27.72	6.7	13	$13.65
$29.78 - $47.99	1,561	38.11	7.0	455	36.76
$55.04 - $83.83	138	79.00	5.5	65	79.50
$95.91 - $131.46	109	114.42	4.5	89	115.01
Total	1,921	$44.75	6.7	622	$51.93
Restricted Stock and Restricted Stock Units.    The following table summarizes restricted stock and restricted stock unit activity:

Restricted Stock and Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	in thousands
Nonvested at December 28, 2013	219	$99.27
Granted	164	110.95
Vested	(115)	90.66
Forfeited	(13)	108.76
Nonvested at January 3, 2015	255	$110.17
Granted	1,131	49.16
Vested	(115)	109.97
Forfeited	(63)	94.54
Nonvested at January 2, 2016	1,208	$53.87
Granted	588	27.94
Vested	(327)	64.51
Forfeited	(64)	56.29
Nonvested at December 31, 2016	1,405	$40.41
The total fair value of shares/units vested during fiscal years 2016, 2015 and 2014 was $12.3 million, $9.0 million and $12.6 million, respectively.
The Company maintains a defined benefit plan for its employees located in Switzerland. The plan is funded through payments to an insurance company. The payments are determined by periodic actuarial calculations. During fiscal years 2016, 2015 and 2014, the Company recorded pension gains (expenses) of ($2.2) million, ($1.5) million and $0.2 million, respectively, related to this plan. The liability for the Company's defined benefit plan was $11.3 million and $16.0 million at the end of fiscal years 2016 and 2015, respectively. This liability is recorded in other long-term liabilities on the Company's consolidated balance sheets.
Under French law, the Company is required to maintain a defined benefit plan for its employees located in France, which is referred to as a "retirement indemnity". The amount of the retirement indemnity is based on the employee's last salary and duration of employment with the Company. The employee's right to receive the retirement indemnity is subject to the employee remaining with the Company until retirement. During fiscal years 2016, 2015 and 2014 the Company recorded pension expenses of $0.2 million, $0.1 million and $0.3 million, respectively, for its retirement indemnity obligations. The liability for the Company's retirement indemnity was $1.7 million and $1.6 million at the end of fiscal years 2016 and 2015, respectively. This liability is recorded in other long-term liabilities on the Company's consolidated balance sheets.

16. Supplemental Cash Flow Information
The following table summarizes supplemental cash flow information (in thousands):

Fiscal Year	2016	2015	2014
Cash paid during the year for:
Interest	$26,867	$20,042	$15,924
Income taxes, net of refunds	$14,163	$131,838	$167,702
Supplemental disclosures of non-cash investing and financing activities:
Additions to property, plant and equipment included in accounts payable	$4,762	$7,966	$5,030
Additions to property, plant and equipment acquired under capital leases	$432	$1,462	$1,180

17. Supplemental Disclosure for Accumulated Other Comprehensive Income (Loss)
The following table illustrates changes in the balances of each component of accumulated other comprehensive income (loss), net of taxes (in thousands):

	December 31, 2016
		Cash Flow Hedges
	Currency Translation Adjustments	Forward Contracts	Interest Rate Swaps	Pension Plan	Total
Beginning balance	$(81,707)	$8,114	$(693)	$(6,220)	$(80,506)
Other comprehensive income (loss) before reclassifications	(19,773)	22,638	(1,149)	2,650	4,366
Tax (expense) benefit	(283)	(9,073)	419	(337)	(9,274)
Amounts reclassed from accumulated other comprehensive income (loss)	104	16,143	(1,699)	—	14,548
Tax (expense) benefit	—	(5,157)	619	—	(4,538)
Total other comprehensive income (loss)	(20,160)	2,579	350	2,313	(14,918)
Ending balance	$(101,867)	$10,693	$(343)	$(3,907)	$(95,424)

	January 2, 2016
		Cash Flow Hedges
	Currency Translation Adjustments	Forward Contracts	Interest Rate Swaps	Pension Plan	Total
Beginning balance	$(27,241)	$14,980	$(502)	$(3,647)	$(16,410)
Other comprehensive income (loss) before reclassifications	(54,466)	33,475	2,430	(2,846)	(21,407)
Tax (expense) benefit	—	(10,712)	(886)	463	(11,135)
Amounts reclassed from accumulated other comprehensive income (loss)	—	44,859	2,730	210	47,799
Tax (expense) benefit	—	(15,230)	(995)	(20)	(16,245)
Total other comprehensive income (loss)	(54,466)	(6,866)	(191)	(2,573)	(64,096)
Ending balance	$(81,707)	$8,114	$(693)	$(6,220)	$(80,506)

	January 3, 2015
		Cash Flow Hedges
	Currency Translation Adjustments	Forward Contracts	Interest Rate Swaps	Pension Plan	Total
Beginning balance	$38,152	$(2,091)	$(106)	$736	$36,691
Other comprehensive income (loss) before reclassifications	(65,240)	37,182	(3,397)	(4,804)	(36,259)
Tax (expense) benefit	(153)	(14,255)	1,238	421	(12,749)
Amounts reclassed from accumulated other comprehensive income (loss)	—	8,893	(2,774)	—	6,119
Tax (expense) benefit	—	(3,037)	1,011	—	(2,026)
Total other comprehensive income (loss)	(65,393)	17,071	(396)	(4,383)	(53,101)
Ending balance	$(27,241)	$14,980	$(502)	$(3,647)	$(16,410)
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
Summary information by operating segment was as follows (in thousands):

	Fiscal Year 2016
	Net Sales	Operating Income	Depreciation and Amortization	Long-term Assets	Total Assets
Americas	$1,524,912	$241,118	$22,612	$313,437	$741,082
Europe	1,002,076	174,205	22,505	237,801	534,413
Asia	515,383	77,626	12,676	81,434	237,695
Corporate		(365,803)	33,704	206,935	673,707
Consolidated	$3,042,371	$127,146	$91,497	$839,607	$2,186,897

	Fiscal Year 2015
	Net Sales	Operating Income	Depreciation and Amortization	Long-term Assets	Total Assets
Americas	$1,661,899	$354,295	$26,021	$427,026	$905,168
Europe	1,069,820	210,514	21,671	204,947	543,649
Asia	497,117	71,684	13,073	57,754	203,304
Corporate		(345,259)	24,532	223,264	703,540
Consolidated	$3,228,836	$291,234	$85,297	$912,991	$2,355,661

	Fiscal Year 2014
	Net Sales	Operating Income	Depreciation and Amortization	Long-term Assets	Total Assets
Americas	$1,747,506	$463,246	$24,846	$261,992	$778,870
Europe	1,195,948	287,961	20,028	220,757	561,575
Asia	566,237	116,288	12,676	64,175	233,884
Corporate		(300,959)	25,780	175,964	603,131
Consolidated	$3,509,691	$566,536	$83,330	$722,888	$2,177,460
The following table indicates revenue for each class of similar products for fiscal years 2016, 2015 and 2014 (in thousands):

	Fiscal Year 2016		Fiscal Year 2015		Fiscal Year 2014
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches	$2,330,275	76.6%	$2,475,814	76.7%	$2,736,511	78.0%
Leathers	393,761	12.9	409,381	12.7	419,391	11.9
Jewelry	251,391	8.3	272,146	8.4	276,485	7.9
Other	66,944	2.2	71,495	2.2	77,304	2.2
Total	$3,042,371	100.0%	$3,228,836	100.0%	$3,509,691	100.0%
Geographic Information
Net sales and long-lived assets related to the Company's operations in the U.S., Europe, Asia and all other international markets were as follows (in thousands):

	Fiscal Year 2016
	Net Sales(1)		Long-term Assets
United States	$1,355,586		$470,358
Europe	1,002,077	(2)	260,277
Asia	515,383		93,111
All other international	169,325		15,861
Consolidated	$3,042,371		$839,607

	Fiscal Year 2015
	Net Sales(1)		Long-term Assets
United States	$1,491,638		$379,461
Europe	1,069,820	(2)	224,018
Asia	497,117		66,140
All other international	170,261		243,372
Consolidated	$3,228,836		$912,991

	Fiscal Year 2014
	Net Sales(1)		Long-term Assets
United States	$1,588,566		$394,393
Europe	1,195,948	(2)	236,278
Asia	566,237		74,468
All other international	158,940		17,749
Consolidated	$3,509,691		$722,888
_______________________________________________________________________________

(1)	Net sales are based on the location of the selling entity.

(2)
Net sales from Germany accounted for more than 10% of the Company's consolidated net sales and were approximately $467.7 million, $505.4 million and $612.5 million in fiscal years 2016, 2015 and 2014, respectively.

19. Restructuring
The Company implemented a multi-year restructuring program that began in fiscal year 2016 called New World Fossil ("NWF"). As part of NWF, the Company targets to improve operating profit and support sales growth through a leaner infrastructure and an enhanced business model. The Company is working to achieve greater efficiencies from production to distribution through activities such as organizational changes, reducing its overall product assortment, optimizing its base cost structure and consolidating facilities. The Company also intends to build a quicker and thereby more responsive operating platform. The Company is reducing its retail footprint to reflect the evolving shopping habits of today's consumer, which includes restructuring costs, such as store impairment, recorded lease obligations and termination fees and accelerated depreciation. The Company estimates total NWF restructuring charges of up to approximately $150 million will be recorded, predominantly during fiscal years 2017 and 2018 with some charges recognized in fiscal year 2016.

During fiscal year 2015, the Company completed a restructuring program to refine its operating structure and store locations. The costs associated with this plan included various charges, including severance and other employment-related costs, professional services and costs related to store closures.

The following tables show a rollforward of the liabilities incurred under the Company's restructuring plans (in thousands):

	2016
	Liabilities		Cash payments	Non-cash items	Liabilities
	January 2, 2016	Charges			December 31, 2016
Store closures	—	$22,247	$(3,430)	$(14,271)	$4,546
Professional services	—	4,057	(3,263)	—	794
Supply chain relocation	—	1,474	—	(1,474)	—
Total	—	$27,778	$(6,693)	$(15,745)	$5,340

	2015
	Liabilities		Cash payments	Non-cash items	Liabilities
	January 3, 2015	Charges			January 2, 2016
Store closures	—	$8,715	$(4,753)	$(3,962)	$—
Professional services	—	5,462	(5,462)	—	—
Severance and employee-related benefits	—	10,223	(10,223)	—	—
Total	—	$24,400	$(20,438)	$(3,962)	$—
Restructuring charges by operating segment were as follows by fiscal year (in thousands):

	2016	2015
Americas	$19,745	$8,715
Europe	1,888	3,554
Asia	746	210
Corporate	5,399	11,921
Consolidated	$27,778	$24,400

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation of the effectiveness of our "disclosure controls and procedures" ("Disclosure Controls"), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2016, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective at the reasonable assurance level as of December 31, 2016.
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
Management, including our CEO and our CFO, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2016.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company's internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Fossil Group, Inc.
Richardson, Texas

We have audited the internal control over financial reporting of Fossil Group, Inc. and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated March 1, 2017 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 1, 2017

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

March 1, 2017	FOSSIL GROUP, INC.
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

Signature	Capacity	Date

/s/ KOSTA N. KARTSOTIS	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 1, 2017
Kosta N. Kartsotis
/s/ DENNIS R. SECOR	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 1, 2017
Dennis R. Secor
/s/ ELAINE AGATHER	Director	March 1, 2017
Elaine Agather
/s/ JEFFREY N. BOYER	Director	March 1, 2017
Jeffrey N. Boyer
/s/ WILLIAM B. CHIASSON	Director	March 1, 2017
William B. Chiasson
/s/ MAURIA A. FINLEY	Director	March 1, 2017
Mauria A. Finley
/s/ DIANE NEAL	Director	March 1, 2017
Diane Neal
/s/ THOMAS M. NEALON	Director	March 1, 2017
Thomas M. Nealon
/s/ MARK D. QUICK	Director	March 1, 2017
Mark D. Quick
/s/ ELYSIA HOLT RAGUSA	Director	March 1, 2017
Elysia Holt Ragusa
/s/ JAMES E. SKINNER	Director	March 1, 2017
James E. Skinner
/s/ JAMES M. ZIMMERMAN	Director	March 1, 2017
James M. Zimmerman

SCHEDULE II
FOSSIL GROUP, INC. AND SUBSIDIARIES
VALUATIONS AND QUALIFYING ACCOUNTS
Fiscal Years 2014, 2015 and 2016
(in thousands)

		Additions	Deductions
Classification	Balance at Beginning of Period	Charged (Credited) to Operations	Actual Returns or Writeoffs	Balance at End of Period
Fiscal Year 2014:
Account receivable allowances:
Sales returns	$63,070	$144,694	$139,557	$68,207
Bad debts	$11,770	$3,257	$3,187	$11,840
Deferred tax asset valuation allowance	$10,547	$(820)	$2,906	$6,821
Fiscal Year 2015:
Account receivable allowances:
Sales returns	$68,207	$136,067	$135,539	$68,735
Bad debts	$11,840	$6,307	$2,324	$15,823
Deferred tax asset valuation allowance	$6,821	$4,236	$200	$10,857
Fiscal Year 2016:
Account receivable allowances:
Sales returns	$68,735	$122,018	$123,852	$66,901
Bad debts	$15,823	$4,520	$7,538	$12,805
Deferred tax asset valuation allowance	$10,857	$8,793	$235	$19,415

EXHIBIT INDEX

Exhibit Number		Description
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

3.3		Fourth Amended and Restated Bylaws of Fossil Group, Inc. (incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K filed on May 28, 2013).
3.4		Amendment No. 1 to Fourth Amended and Restated Bylaws of Fossil Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 20, 2014).
10.1	(2)	Fossil Group, Inc. 1993 Non-Employee Director Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-1, SEC File No. 33-45357).
10.2	(2)	Fossil Group, Inc. 1993 Long-Term Incentive Plan (incorporated by reference to the Company's Registration Statement on Form S-1, SEC File No. 33-45357).
10.3	(2)	Amendment Number Four to the 1993 Long-Term Incentive Plan of Fossil Group, Inc. (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K filed on February 29, 2012).
10.4	(2)	Fossil Group, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 23, 2008).
10.5	(2)	Amendment Number One to the 2008 Long-Term Incentive Plan of Fossil Group, Inc. (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K filed on February 29, 2012).
10.6	(2)	Amendment Number Two to the 2008 Long-Term Incentive Plan of Fossil Group, Inc. (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K filed on February 29, 2012).
10.7	(2)	Amendment Number Three to the Fossil Group, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2015).
10.8	(2)
Form of Stock Option Award Agreement for Outside Directors under the Fossil Group, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 5, 2009).

10.9	(2)
Form of Performance Restricted Stock Unit Award under the Fossil Group, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2015).

10.10	(2)
Third Amended and Restated Fossil Group, Inc. and Affiliates Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 21, 2010).

10.11
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

10.12	(2)	Fossil Group, Inc. 1993 Savings and Retirement Plan (incorporated by reference to the Company's Registration Statement on Form S-1, SEC File No. 33-45357).
10.13
Master License Agreement dated as of August 30, 1994, by and between Fossil Group, Inc. and Fossil Partners, L.P. (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K filed on March 2, 2011).

10.14		Agreement of Limited Partnership of Fossil Partners, L.P. (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed on March 2, 2011).

Exhibit Number		Description
10.15	(2)
Form of Restricted Stock Unit Award (2012) under the Fossil Group, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 14, 2012).

10.16	(2)
Form of Stock Appreciation Rights Award (2012) under the Fossil Group, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on March 14, 2012).

10.17	(2)
First Amendment to the Stock Appreciation Rights Award Under the 2004 Long-Term Incentive Plan of Fossil Group, Inc. for Mark Quick, dated as of October 26, 2012 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on November 1, 2012).

10.18	(2)
Amendment to the Restricted Stock Unit Award Under the Fossil Group, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 11, 2016).

10.19	(2)
Amendment to the Stock Appreciation Rights Award Under the Fossil Group, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 11, 2016).

10.20	(2)
Amendment to the Restricted Stock Unit Award Under the Fossil Group, Inc. 2008 Long-Term Incentive Plan for Performance Grants (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on August 11, 2016).

10.21	(2)
Restricted Stock Unit Award Under the Fossil Group, Inc. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on August 11, 2016).

10.22	(2)
Stock Appreciation Rights Award Under the Fossil Group, Inc. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on August 11, 2016).

10.23	(2)
Restricted Stock Unit Award Under the Fossil Group, Inc. 2016 Long-Term Incentive Plan for Performance Grants (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on August 11, 2016).

10.24	(2)	Form of Executive Severance Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 8, 2016).
10.25
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

10.26	(1)(2)	Fossil Group, Inc. 2015 Cash Incentive Plan
10.27	(1)(2)	Fossil Group, Inc. Long-Term Incentive Plan
21.1	(1)	Subsidiaries of Fossil Group, Inc.
23.1	(1)	Consent of Independent Registered Public Accounting Firm.
31.1	(1)	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	(1)	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	(3)	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	(3)	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	(1)	XBRL Instance Document.
101.SCH	(1)	XBRL Taxonomy Extension Schema Document.
101.DEF	(1)	XBRL Taxonomy Extension Definition Link Document.
101.CAL	(1)	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	(1)	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	(1)	XBRL Taxonomy Extension Presentation Linkbase Document.
___________________________________________________________________________

(1)	Filed herewith.

(2)	Management contract or compensatory plan or arrangement.

(3)	Furnished herewith.