Form 10-Q
period 2017-04-01
Fossil Group, Inc.
filed 2017-05-11
CIK 883569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 1, 2017

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of May 5, 2017: 48,464,206

FOSSIL GROUP, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED APRIL 1, 2017

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
IN THOUSANDS

	April 1, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$320,748	$297,330
Accounts receivable - net of allowances of $67,503 and $79,707, respectively	245,311	375,520
Inventories	571,507	542,487
Prepaid expenses and other current assets	142,765	131,953
Total current assets	1,280,331	1,347,290
Property, plant and equipment - net of accumulated depreciation of $427,280 and $414,761, respectively	260,439	273,851
Goodwill	356,353	355,263
Intangible and other assets-net	204,595	210,493
Total long-term assets	821,387	839,607
Total assets	$2,101,718	$2,186,897
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$151,225	$163,644
Short-term and current portion of long-term debt	26,386	26,368
Accrued expenses:
Compensation	60,940	52,993
Royalties	21,990	30,062
Co-op advertising	16,178	29,111
Transaction taxes	26,656	26,743
Other	70,964	69,565
Income taxes payable	12,376	16,099
Total current liabilities	386,715	414,585
Long-term income taxes payable	18,834	18,584
Deferred income tax liabilities	51,863	55,877
Long-term debt	589,740	609,961
Other long-term liabilities	72,252	72,452
Total long-term liabilities	732,689	756,874
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, 48,460 and 48,269 shares issued and outstanding at April 1, 2017 and December 31, 2016, respectively	485	483
Additional paid-in capital	218,804	213,352
Retained earnings	839,639	887,825
Accumulated other comprehensive income (loss)	(87,030)	(95,424)
Total Fossil Group, Inc. stockholders’ equity	971,898	1,006,236
Noncontrolling interest	10,416	9,202
Total stockholders’ equity	982,314	1,015,438
Total liabilities and stockholders’ equity	$2,101,718	$2,186,897

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
UNAUDITED
IN THOUSANDS, EXCEPT PER SHARE DATA

	For the 13 Weeks Ended April 1, 2017	For the 13 Weeks Ended April 2, 2016
Net sales	$581,790	$659,847
Cost of sales	292,271	311,510
Gross profit	289,519	348,337
Operating expenses:
Selling, general and administrative expenses	308,498	333,933
Restructuring charges	26,284	—
Total operating expenses	334,782	333,933
Operating income (loss)	(45,263)	14,404
Interest expense	8,384	5,999
Other income (expense) - net	5,638	2,270
Income (loss) before income taxes	(48,009)	10,675
Provision for income taxes	(1,220)	3,279
Net income (loss)	(46,789)	7,396
Less: Net income attributable to noncontrolling interest	1,397	1,603
Net income (loss) attributable to Fossil Group, Inc.	$(48,186)	$5,793
Other comprehensive income (loss), net of taxes:
Currency translation adjustment	$10,395	$17,221
Cash flow hedges - net change	(2,001)	(10,432)
Pension plan activity	—	1,714
Total other comprehensive income (loss)	8,394	8,503
Total comprehensive income (loss)	(38,395)	15,899
Less: Comprehensive income attributable to noncontrolling interest	1,397	1,603
Comprehensive income (loss) attributable to Fossil Group, Inc.	$(39,792)	$14,296
Earnings (loss) per share:
Basic	$(1.00)	$0.12
Diluted	$(1.00)	$0.12
Weighted average common shares outstanding:
Basic	48,313	48,132
Diluted	48,313	48,256

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
IN THOUSANDS

	For the 13 Weeks Ended April 1, 2017	For the 13 Weeks Ended April 2, 2016
Operating Activities:
Net income (loss)	$(46,789)	$7,396
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	20,886	24,765
Stock-based compensation	6,336	7,297
Decrease in allowance for returns-net of inventory in transit	(5,737)	(7,792)
Loss on disposal of assets	149	421
Impairment losses	618	—
Non-cash restructuring charges	651	—
Increase (decrease) in allowance for doubtful accounts	1,572	(2,950)
Deferred income taxes and other	6	275
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	144,928	149,673
Inventories	(21,664)	7,861
Prepaid expenses and other current assets	(18,604)	(17,490)
Accounts payable	(11,619)	(51,469)
Accrued expenses	(15,829)	(76,472)
Income taxes payable	(3,529)	(6,981)
Net cash provided by operating activities	51,375	34,534
Investing Activities:
Additions to property, plant and equipment	(4,410)	(19,670)
Decrease in intangible and other assets	114	607
Net cash used in investing activities	(4,296)	(19,063)
Financing Activities:
Acquisition of common stock	(882)	(5,548)
Distribution of noncontrolling interest earnings	(183)	(4,544)
Debt borrowings	349,100	207,900
Debt payments	(364,689)	(193,495)
Debt issuance costs and other	(5,364)	62
Net cash (used in) provided by financing activities	(22,018)	4,375
Effect of exchange rate changes on cash and cash equivalents	(1,643)	(2,371)
Net increase in cash and cash equivalents	23,418	17,475
Cash and cash equivalents:
Beginning of period	297,330	289,275
End of period	$320,748	$306,750

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1. FINANCIAL STATEMENT POLICIES
Basis of Presentation. The condensed consolidated financial statements include the accounts of Fossil Group, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”).
The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of April 1, 2017, and the results of operations for the thirteen-week periods ended April 1, 2017 (“First Quarter”) and April 2, 2016 (“Prior Year Quarter”), respectively. All adjustments are of a normal, recurring nature.
These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K filed by the Company pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the fiscal year ended December 31, 2016 (the “2016 Form 10-K”). Operating results for the First Quarter are not necessarily indicative of the results to be achieved for the full fiscal year.
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods reported. Actual results could differ from those estimates. The Company has not made any changes in its significant accounting policies from those disclosed in the 2016 Form 10-K.
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
Hedging Instruments. The Company is exposed to certain market risks relating to foreign exchange rates and interest rates. The Company actively monitors and attempts to mitigate but does not eliminate these exposures using derivative instruments including foreign exchange forward contracts ("forward contracts") and interest rate swaps. The Company’s foreign subsidiaries periodically enter into forward contracts to hedge the future payment of intercompany inventory transactions denominated in U.S. dollars. Additionally, the Company enters into forward contracts to manage fluctuations in Japanese yen exchange rates that will be used to settle future third-party inventory component purchases by a U.S. dollar functional currency subsidiary. If the Company was to settle its euro, Canadian dollar, British pound, Japanese yen, Mexican peso, Australian dollar and U.S dollar forward contracts as of April 1, 2017, the result would have been a net gain of approximately $7.4 million, net of taxes. This unrealized gain is recognized in other comprehensive income (loss), net of taxes on the Company's consolidated statements of income (loss) and comprehensive income (loss). Additionally, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the cash flows being hedged, any changes in fair value relating to the ineffective portion of these contracts would be recognized in other income (expense)-net on the Company's consolidated statements of income (loss) and comprehensive income (loss). Also, the Company has entered into an interest rate swap agreement to effectively convert portions of its variable rate debt obligations to a fixed rate. Changes in the fair value of the interest rate swap is recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity, and is recognized in interest expense in the period in which the payment is settled. To reduce exposure to changes in currency exchange rates adversely affecting the Company’s investment in foreign currency-denominated subsidiaries, the Company periodically enters into forward contracts designated as net investment hedges. Both realized and unrealized gains and losses from net investment hedges are recognized in the cumulative translation adjustment component of other comprehensive income (loss), and will be reclassified into earnings in the event the Company's underlying investments are liquidated or disposed. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. See “Note 10—Derivatives and Risk Management” for additional disclosures about the Company’s use of derivatives.
Operating Expenses. Operating expenses include selling, general and administrative expenses (“SG&A”) and restructuring charges. SG&A expenses include selling and distribution expenses primarily consisting of sales and distribution labor costs, sales distribution center and warehouse facility costs, depreciation expense related to sales distribution and warehouse facilities, the four-wall operating costs of the Company’s retail stores, point-of-sale expenses, advertising expenses and art, design and product development labor costs. SG&A also includes general and administrative expenses primarily consisting of administrative support labor and “back office” or support costs such as treasury, legal, information services, accounting, internal audit, human resources, executive management costs and costs associated with stock-based compensation. Restructuring charges include costs to reorganize, refine and optimize the Company’s infrastructure as well as store closure expenses.
Earnings (Loss) Per Share (“EPS”). Basic EPS is based on the weighted average number of common shares outstanding during each period. Diluted EPS adjusts basic EPS for the effects of dilutive common stock equivalents outstanding during each period using the treasury stock method.
The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS (in thousands, except per share data):

	For the 13 Weeks Ended April 1, 2017	For the 13 Weeks Ended April 2, 2016
Numerator:
Net income (loss) attributable to Fossil Group, Inc.	$(48,186)	$5,793
Denominator:
Basic EPS computation:
Basic weighted average common shares outstanding	48,313	48,132
Basic EPS	$(1.00)	$0.12
Diluted EPS computation:
Basic weighted average common shares outstanding	48,313	48,132
Effect of stock options, stock appreciation rights, restricted stock units and performance restricted stock units	—	124
Diluted weighted average common shares outstanding	48,313	48,256
Diluted EPS	$(1.00)	$0.12
Approximately 3.1 million and 1.4 million weighted shares issuable under stock-based awards were not included in the diluted EPS calculation at the end of the First Quarter and Prior Year Quarter, respectively, because they were antidilutive. Approximately 45,100 and 1.1 million weighted performance shares were not included in the dilutive EPS calculation in the First Quarter and Prior Year Quarter, respectively, as the performance targets were not met as of the end of the respective periods.
Recently Issued Accounting Standards
In March 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities ("ASU 2017-08"). ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium. The amendment requires the premium to be amortized to the earliest call date. The guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those periods. Early adoption is permitted. This standard will not have a material impact on the Company’s consolidated results of operations or financial position.
In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"). ASU 2017-07 requires the service cost component of pension expense to be included in operations in the same line item as other employee compensation costs and other components of pension expense to be presented separately outside of income from operations. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. This standard will not have a material impact on the Company’s consolidated results of operations or financial position.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). Under ASU 2017-04, goodwill impairment testing is done by comparing the fair value of the reporting unit to its carrying value. If the carrying amount exceeds the fair value, the Company would recognize an impairment charge for the amount that the reporting unit's carrying value exceeds the fair value, not to exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. ASU 2017-04 is effective for annual or any interim goodwill impairment tests for annual periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests after January 1, 2017. If the Company's goodwill became impaired, the adoption of ASU 2017-04 could make the impairment recorded materially different than what would have been recorded under the previous standard.
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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"). ASU 2016-18 requires that a statement of cash flows explain the change during the period in total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for annual periods, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. This standard will not have a material impact on the Company’s consolidated results of operations or financial position.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification® (“ASU 2016-02”), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and modifies accounting, presentation and disclosure for both lessors and lessees. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. ASU 2016-02 is effective for annual periods, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. Many of the Company’s leases are considered operating leases and are not capitalized under ASC 840. Under ASC 842 the majority of these leases will qualify for capitalization and will result in the recognition of lease assets and lease liabilities once the new standard is adopted. The Company is in the process of reviewing lease contracts to determine the impact of adopting ASU 2016-02 but expects the standard to have a material impact on the Company's financial position.
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
Recently Adopted Accounting Standards
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplified several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 was effective for the Company beginning fiscal year 2017 and did not have a material impact on the Company’s consolidated results of operations or financial position. As a result of adoption, the Company now recognizes excess tax benefits or deficiencies associated with share-based compensation activity as an income tax expense or benefit in the period the shares vest or are settled. In addition, the Company now presents excess tax benefits from share-based compensation activity with other income tax cash flows as an operating activity on the statement of cash flows, which differs from the Company’s historical classification of excess tax benefits as a financing activity. The Company has elected to apply this change in cash flow presentation on a prospective basis. The standard also permits the Company to make a policy election for how it accounts for forfeitures, and the Company has elected to continue estimating forfeitures.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 requires that inventory be measured at the lower of cost and net realizable value. The standard was effective for the Company beginning fiscal year 2017 and did not have a material impact on the Company’s consolidated results of operations or financial position.

2. GOODWILL
The changes in the carrying amount of goodwill were as follows (in thousands):

	Americas	Europe	Asia	Total
Balance at December 31, 2016	$202,187	$110,291	$42,785	$355,263
Foreign currency changes	128	881	81	1,090
Balance at April 1, 2017	$202,315	$111,172	$42,866	$356,353

3. INVENTORIES
Inventories consisted of the following (in thousands):

	April 1, 2017	December 31, 2016
Components and parts	$54,865	$49,438
Work-in-process	11,252	12,345
Finished goods	505,390	480,704
Inventories	$571,507	$542,487

4. WARRANTY LIABILITIES
The Company’s warranty liability is recorded in accrued expenses-other in the Company’s condensed consolidated balance sheets. Warranty liability activity consisted of the following (in thousands):

	For the 13 Weeks Ended April 1, 2017	For the 13 Weeks Ended April 2, 2016
Beginning balance	$15,421	$13,669
Settlements in cash or kind	(1,721)	(2,743)
Warranties issued and adjustments to preexisting warranties (1)	1,791	2,462
Ending balance	$15,491	$13,388
_______________________________________________
(1) Changes in cost estimates related to preexisting warranties are aggregated with accruals for new standard warranties issued and foreign currency changes.

5. INCOME TAXES
The Company’s income tax (benefit) expense and related effective rates were as follows (in thousands, except percentage data):

	For the 13 Weeks Ended April 1, 2017	For the 13 Weeks Ended April 2, 2016
Income tax (benefit) expense	$(1,220)	$3,279
Effective tax rate	2.5%	30.7%
The lower effective tax rate in the First Quarter as compared to the Prior Year Quarter is primarily attributable to a low projected annual effective tax rate for the year, which is the result of a forecasted loss from the Company's U.S. operations which is tax-benefited at a higher tax rate than the tax rates used to calculate the tax expense on the profits from the Company's foreign operations. This positive impact was partially offset by the increased tax expense resulting from the adoption of ASU 2016-09. See "Note 1—Financial Statement Policies" for additional disclosures about ASU 2016-09.
As of April 1, 2017, the total amount of unrecognized tax benefits, excluding interest and penalties, was $23.4 million, of which $20.6 million would favorably impact the effective tax rate in future periods, if recognized. The Company is subject to examinations in various state and foreign jurisdictions for its 2010-2016 tax years, none of which the Company believes are significant, individually or in the aggregate. Tax audit outcomes and timing of tax audit settlements are subject to significant uncertainty.
The Company has classified uncertain tax positions as long-term income taxes payable, unless such amounts are expected to be paid within twelve months of the condensed consolidated balance sheet date. As of April 1, 2017, the Company had recorded $3.4 million of unrecognized tax benefits, excluding interest and penalties, for positions that are expected to be settled within the next twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes receivable/payable. At April 1, 2017, the total amount of accrued income tax-related interest and penalties included in the condensed consolidated balance sheet was $2.6 million and $1.4 million, respectively. For the First Quarter, the Company accrued income tax-related interest expense of $0.3 million.

6. STOCKHOLDERS’ EQUITY
Common Stock Repurchase Programs. Purchases of the Company’s common stock have been made from time to time pursuant to its repurchase programs, subject to market conditions and at prevailing market prices, through the open market. Repurchased shares of common stock are recorded at cost and become authorized but unissued shares which may be issued in the future for general corporate or other purposes. In the event the repurchased shares are canceled, the Company accounts for retirements by allocating the repurchase price to common stock, additional paid-in capital and retained earnings. The repurchase price allocation is based upon the equity contribution associated with historical issuances. The repurchase programs have been conducted pursuant to Rule 10b-18 of the Exchange Act.

At December 31, 2016 and April 1, 2017, all treasury stock had been effectively retired. As of April 1, 2017, the Company had $824.2 million of repurchase authorizations remaining under its combined repurchase programs. However, under the Company's credit agreement, the Company is restricted from making open market repurchases of its common stock.
The following tables reflect the Company’s common stock repurchase activity for the periods indicated (in millions):

			For the 13 Weeks Ended April 1, 2017		For the 13 Weeks Ended April 2, 2016
Fiscal Year Authorized	Dollar Value Authorized	Termination Date	Number of Shares Repurchased	Dollar Value Repurchased	Number of Shares Repurchased	Dollar Value Repurchased
2014	$1,000.0	December 2018	—	$—	0.1	$4.4
2010	$30.0	None	—	$—	—	$—

Controlling and Noncontrolling Interest. The following tables summarize the changes in equity attributable to controlling and noncontrolling interest (in thousands):

	Fossil Group, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance at December 31, 2016	$1,006,236	$9,202	$1,015,438
Net income (loss)	(48,186)	1,397	(46,789)
Currency translation adjustment	10,395	—	10,395
Cash flow hedges - net change	(2,001)	—	(2,001)
Distribution of noncontrolling interest earnings	—	(183)	(183)
Acquisition of common stock	(882)	—	(882)
Stock-based compensation expense	6,336	—	6,336
Balance at April 1, 2017	$971,898	$10,416	$982,314

	Fossil Group, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance at January 2, 2016	$921,388	$11,155	$932,543
Net income	5,793	1,603	7,396
Currency translation adjustment	17,221	—	17,221
Cash flow hedges - net change	(10,432)	—	(10,432)
Pension plan activity	1,714	—	1,714
Common stock issued upon exercise of stock options	57	—	57
Tax expense derived from stock-based compensation	(1,271)	—	(1,271)
Distribution of noncontrolling interest earnings	—	(4,544)	(4,544)
Acquisition of common stock	(5,548)	—	(5,548)
Stock-based compensation expense	7,297	—	7,297
Balance at April 2, 2016	$936,219	$8,214	$944,433

7. EMPLOYEE BENEFIT PLANS
Stock-Based Compensation Plans. The following table summarizes stock options and stock appreciation rights activity during the First Quarter:

Stock Options and Stock Appreciation Rights	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in Thousands)		(in Years)	(in Thousands)
Outstanding at December 31, 2016	2,287	$50.58	6.2	$627
Granted	—	—
Exercised	(13)	13.65		35
Forfeited or expired	(1)	80.22
Outstanding at April 1, 2017	2,273	50.77	6.0	117
Exercisable at April 1, 2017	895	$69.62	4.9	$117

The aggregate intrinsic value shown in the table above is before income taxes and is based on (i) the exercise price for outstanding and exercisable options/rights at April 1, 2017 and (ii) the fair market value of the Company’s common stock on the exercise date for options/rights that were exercised during the First Quarter.
Stock Options and Stock Appreciation Rights Outstanding and Exercisable. The following tables summarize information with respect to stock options and stock appreciation rights outstanding and exercisable at April 1, 2017:

Cash Stock Appreciation Rights Outstanding				Cash Stock Appreciation Rights Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Number of Shares	Weighted- Average Exercise Price
	(in Thousands)		(in Years)	(in Thousands)
$29.78 - $47.99	61	$36.73	6.7	11	$36.73
Total	61	$36.73	6.7	11	$36.73

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Number of Shares	Weighted- Average Exercise Price
	(in Thousands)		(in Years)	(in Thousands)
$13.65 - $29.49	40	$14.40	1.9	40	$14.40
$29.78 - $47.99	90	36.36	1.8	90	36.36
$55.04 - $83.83	92	80.80	4.0	92	80.80
$95.91 - $131.46	144	127.98	4.5	144	127.98
Total	366	$81.12	3.4	366	$81.12

Stock Appreciation Rights Outstanding				Stock Appreciation Rights Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Number of Shares	Weighted- Average Exercise Price
	(in Thousands)		(in Years)	(in Thousands)
$13.65 - $29.49	101	$29.49	7.3	—	$—
$29.78 - $47.99	1,499	38.17	6.7	315	39.05
$55.04 - $83.83	137	78.99	5.3	97	79.73
$95.91 - $131.46	109	114.42	4.2	106	114.69
Total	1,846	$45.21	6.5	518	$62.20

Restricted Stock, Restricted Stock Units and Performance Restricted Stock Units. The following table summarizes restricted stock, restricted stock unit and performance restricted stock unit activity during the First Quarter:

Restricted Stock, Restricted Stock Units and Performance Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in Thousands)
Nonvested at December 31, 2016	1,405	$40.41
Granted	6	25.06
Vested	(252)	53.33
Forfeited	(58)	40.74
Nonvested at April 1, 2017	1,101	$37.16

The total fair value of restricted stock and restricted stock units vested during the First Quarter was approximately $4.3 million. Vesting of performance restricted stock units is based on achievement of sales growth and operating margin targets in relation to the performance of a certain identified peer group, particular sales growth in relation to a defined sales plan and achievement of succession plans for key talent.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables illustrate changes in the balances of each component of accumulated other comprehensive income (loss), net of taxes (in thousands):

	For the 13 Weeks Ended April 1, 2017
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Interest Rate Swaps	Pension Plan	Total
Beginning balance	$(101,867)	$10,693	$(343)	$(3,907)	$(95,424)
Other comprehensive income (loss) before reclassifications	10,395	(1,162)	227	—	9,460
Tax (expense) benefit	—	2,288	(83)	—	2,205
Amounts reclassed from accumulated other comprehensive income (loss)	—	5,553	(248)	—	5,305
Tax (expense) benefit	—	(2,124)	90	—	(2,034)
Total other comprehensive income (loss)	10,395	(2,303)	302	—	8,394
Ending balance	$(91,472)	$8,390	$(41)	$(3,907)	$(87,030)

	For the 13 Weeks Ended April 2, 2016
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Interest Rate Swaps	Pension Plan	Total
Beginning balance	$(81,707)	$8,114	$(693)	$(6,220)	$(80,506)
Other comprehensive income (loss) before reclassifications	17,221	(9,997)	(1,669)	2,010	7,565
Tax (expense) benefit	—	4,614	608	(296)	4,926
Amounts reclassed from accumulated other comprehensive income (loss)	—	6,339	(467)	—	5,872
Tax (expense) benefit	—	(2,054)	170	—	(1,884)
Total other comprehensive income (loss)	17,221	(9,668)	(764)	1,714	8,503
Ending balance	$(64,486)	$(1,554)	$(1,457)	$(4,506)	$(72,003)

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
The Company evaluates the performance of its reportable segments based on net sales and operating income (loss). Net sales for geographic segments are based on the location of the selling entity. Operating income (loss) for each segment includes net sales to third parties, related cost of sales and operating expenses directly attributable to the segment. Global strategic initiatives such as brand building and omni channel activities and general corporate expenses, including certain administrative, legal, accounting, technology support costs, equity compensation costs, payroll costs attributable to executive management, brand management, product development, art, creative/product design, marketing, strategy, compliance and back office supply chain expenses are not allocated to the various segments because they are managed at the corporate level internally. The Company does not include intercompany transfers between segments for management reporting purposes.
Summary information by operating segment was as follows (in thousands):

	For the 13 Weeks Ended April 1, 2017		For the 13 Weeks Ended April 2, 2016
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
Americas	$277,543	$25,682	$335,809	$59,597
Europe	195,680	13,614	210,001	28,511
Asia	108,567	10,957	114,037	17,928
Corporate	—	(95,516)	—	(91,632)
Consolidated	$581,790	$(45,263)	$659,847	$14,404

The following tables reflect net sales for each class of similar products in the periods presented (in thousands, except percentage data):

	For the 13 Weeks Ended April 1, 2017		For the 13 Weeks Ended April 2, 2016
	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches	$449,770	77.3%	$496,483	75.2%
Leathers	72,689	12.5	92,505	14.0
Jewelry	47,886	8.2	54,721	8.3
Other	11,445	2.0	16,138	2.5
Total	$581,790	100.0%	$659,847	100.0%

10. DERIVATIVES AND RISK MANAGEMENT
Cash Flow Hedges. The primary risks managed by using derivative instruments are the fluctuations in global currencies that will ultimately be used by non-U.S. dollar functional currency subsidiaries to settle future payments of intercompany inventory transactions denominated in U.S. dollars. Specifically, the Company projects future intercompany purchases by its non-U.S. dollar functional currency subsidiaries generally over a period of up to 24 months. The Company enters into forward contracts, generally for up to 85% of the forecasted purchases, to manage fluctuations in global currencies that will ultimately be used to settle such U.S. dollar denominated inventory purchases. Additionally, the Company enters into forward contracts to manage fluctuations in Japanese yen exchange rates that will be used to settle future third-party inventory component purchases by a U.S. dollar functional currency subsidiary. Forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon settlement date and exchange rate. These forward contracts are designated as single cash flow hedges. Fluctuations in exchange rates will either increase or decrease the Company’s U.S. dollar equivalent cash flows from these inventory transactions, which will affect the Company’s U.S. dollar earnings. Gains or losses on the forward contracts are expected to offset these fluctuations to the extent the cash flows are hedged by the forward contracts.
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
For a derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss), net of taxes and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, the Company’s hedges resulted in no ineffectiveness in the condensed consolidated statements of income (loss) and comprehensive income (loss), and there were no components excluded from the assessment of hedge effectiveness for the First Quarter and Prior Year Quarter.
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
As of April 1, 2017, the Company had the following outstanding forward contracts designated as cash flow hedges that were entered into to hedge the future payments of inventory transactions (in millions):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Euro	246.3	U.S. dollar	275.6
Canadian dollar	91.5	U.S. dollar	69.4
British pound	45.7	U.S. dollar	63.0
Japanese yen	4,699.1	U.S. dollar	42.9
Mexican peso	341.5	U.S. dollar	17.4
Australian dollar	18.9	U.S. dollar	14.3
U.S. dollar	44.7	Japanese yen	4,730.0
The Company is also exposed to interest rate risk related to its outstanding debt. To manage the interest rate risk related to its $187.5 million U.S.-based term loan (as amended and restated, the "Term Loan”), the Company entered into an interest rate swap agreement on July 26, 2013 with a term of approximately five years. The objective of this hedge is to offset the variability of future payments associated with interest rates on the Term Loan. The interest rate swap agreement hedges the 1-month London Interbank Offer Rate ("LIBOR") based variable rate debt obligations under the Term Loan. Under the terms of the swap, the Company pays a fixed interest rate of 1.288% per annum to the swap counterparty plus the LIBOR rate applicable margin of 3.50% as of April 1, 2017. See “Note 14—Debt Activity” for additional disclosures about the Company’s Term Loan. The notional amount amortizes through May 17, 2018 and coincides with repayments on the underlying loan. The Company receives interest from the swap counterparty at a variable rate based on 1-month LIBOR. This hedge is designated as a cash flow hedge.
Non-designated Hedges. The Company also periodically enters into forward contracts to manage exchange rate risks associated with certain intercompany transactions and for which the Company does not elect hedge accounting treatment. As of April 1, 2017, the Company had non-designated forward contracts of approximately $1.7 million on 25.9 million rand associated with a South African rand-denominated foreign subsidiary. Changes in the fair value of derivatives not designated as hedging instruments are recognized in earnings when they occur.

The effective portion of gains and losses on cash flow hedges that were recognized in other comprehensive income (loss), net of taxes during the First Quarter and Prior Year Quarter are set forth below (in thousands):

	For the 13 Weeks Ended April 1, 2017	For the 13 Weeks Ended April 2, 2016
Cash flow hedges:
Forward contracts	$1,126	$(5,383)
Interest rate swaps	144	(1,061)
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$1,270	$(6,444)

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

Derivative Instruments	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	Effect of Derivative Instruments	For the 13 Weeks Ended April 1, 2017	For the 13 Weeks Ended April 2, 2016
Forward contracts designated as cash flow hedging instruments	Other income (expense)-net	Total gain (loss) reclassified from other comprehensive income (loss)	$3,429	$4,285
Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$114	$(231)
Interest rate swap designated as a cash flow hedging instrument	Interest expense	Total gain (loss) reclassified from other comprehensive income (loss)	$(158)	$(297)

The following table discloses the fair value amounts for the Company’s derivative instruments as separate asset and liability values, presents the fair value of derivative instruments on a gross basis, and identifies the line items in the condensed consolidated balance sheets in which the fair value amounts for these categories of derivative instruments are included (in thousands):

	Asset Derivatives				Liability Derivatives
	April 1, 2017		December 31, 2016		April 1, 2017		December 31, 2016
Derivative Instruments	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value
Forward contracts designated as cash flow hedging instruments	Prepaid expenses and other current assets	$14,458	Prepaid expenses and other current assets	$23,288	Accrued expenses- other	$4,064	Accrued expenses- other	$4,696
Forward contracts not designated as cash flow hedging instruments	Prepaid expenses and other current assets	58	Prepaid expenses and other current assets	—	Accrued expenses- other	1	Accrued expenses- other	2
Interest rate swap designated as a cash flow hedging instrument	Prepaid expenses and other current assets	74	Prepaid expenses and other current assets	—	Accrued expenses- other	188	Accrued expenses- other	613
Forward contracts designated as cash flow hedging instruments	Intangible and other assets-net	2,146	Intangible and other assets-net	5,648	Other long-term liabilities	555	Other long-term liabilities	268
Interest rate swap designated as a cash flow hedging instrument	Intangible and other assets-net	48	Intangible and other assets-net	73	Other long-term liabilities	—	Other long-term liabilities	—
Total		$16,784		$29,009		$4,808		$5,579

At the end of the First Quarter, the Company had forward contracts designated as cash flow hedges with maturities extending through March 2019. As of April 1, 2017, an estimated net gain of $6.4 million is expected to be reclassified into earnings within the next twelve months at prevailing foreign currency exchange rates. See “Note 1—Financial Statement Policies” for additional disclosures on foreign currency hedging instruments.

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
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of April 1, 2017 (in thousands):

	Fair Value at April 1, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Forward contracts	$—	$16,662	$—	$16,662
Deferred compensation plan assets:
Investment in publicly traded mutual funds	2,479	—	—	2,479
Interest rate swap	—	122	—	122
Total	$2,479	$16,784	$—	$19,263
Liabilities:
Forward contracts	$—	$4,620	—	$4,620
Interest rate swap	—	188	—	188
Total	$—	$4,808	$—	$4,808
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
As of April 1, 2017, debt, excluding unamortized debt issuance costs and capital leases, was recorded at cost and had a carrying value of $619.5 million and a fair value of approximately $607.1 million. The fair value of debt was obtained from a third-party based on observable market inputs.
In accordance with the provisions of ASC 360, Property, Plant and Equipment, property, plant and equipment-net with a carrying amount of $0.7 million related to retail store leasehold improvements and fixturing and related key money in the amount of $0.4 million were deemed not recoverable, resulting in an impairment charge of $1.1 million during the First Quarter.
The fair values of assets related to Company-owned retail stores were determined using Level 3 inputs. Of the $1.1 million impairment expense, $0.6 million was recorded in SG&A in the Europe segment, and $0.4 million and $0.1 million were recorded in restructuring charges in the Europe and Americas segments, respectively.
12. INTANGIBLE AND OTHER ASSETS

The following table summarizes intangible and other assets (in thousands):

		April 1, 2017		December 31, 2016
	Useful	Gross	Accumulated	Gross	Accumulated
	Lives	Amount	Amortization	Amount	Amortization
Intangibles-subject to amortization:
Trademarks	10 yrs.	$4,310	$3,503	$4,310	$3,443
Customer lists	5-10 yrs.	53,959	28,817	53,625	26,986
Patents	3-20 yrs.	2,325	2,108	2,325	2,099
Noncompete agreement	3-6 yrs.	2,510	1,800	2,505	1,662
Developed technology	7 yrs.	36,100	6,446	36,100	5,157
Trade name	6 yrs.	15,700	3,271	15,700	2,617
Other	7-20 yrs.	254	219	253	215
Total intangibles-subject to amortization		115,158	46,164	114,818	42,179
Intangibles-not subject to amortization:
Trade names		74,492		74,485
Other assets:
Key money deposits		25,645	21,441	26,948	22,038
Other deposits		19,036		19,344
Deferred compensation plan assets		2,479		2,385
Deferred tax asset-net		25,110		23,061
Restricted cash		539		500
Shop-in-shop		9,582	8,966	8,807	8,019
Forward contracts		2,146		5,648
Investments		2,078		2,078
Other		4,901		4,655
Total other assets		91,516	30,407	93,426	30,057
Total intangible and other assets		$281,166	$76,571	$282,729	$72,236
Total intangible and other assets-net			$204,595		$210,493

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

Amortization expense for intangible assets was approximately $3.7 million for both the First Quarter and Prior Year Quarter. Estimated aggregate future amortization expense by fiscal year for intangible assets is as follows (in thousands):

Fiscal Year	Amortization Expense
2017 (remaining)	$10,976
2018	$14,364
2019	$14,036
2020	$13,546
2021	$9,727
2022	$6,226

13. COMMITMENTS AND CONTINGENCIES
Litigation. The Company is occasionally subject to litigation or other legal proceedings in the normal course of its business. The Company does not believe that the outcome of any currently pending legal matters, individually or collectively, will have a material effect on the business or financial condition of the Company.
14. DEBT ACTIVITY
On March 10, 2017, the Company entered into the Second Amendment to the Amended and Restated Credit Agreement (the “Second Amendment”). The Second Amendment reduces the revolving credit facility (the "Revolving Credit Facility") available under the Company’s existing credit amendment from $1.05 billion to $850.0 million. The Second Amendment also removes the incremental term loan that was available under the credit agreement, extends the maturity date of the credit agreement to May 17, 2019 and removes the Company’s ability to make offers to the lenders to extend the maturity date of the Company's term loan (the "Term Loan") or the Revolving Credit Facility. The Second Amendment also amends the repayment schedule for the Term Loan and requires the Company to make monthly payments on the last business day of each month beginning April 30, 2018. On and after April 1, 2018, interest on the Term Loan that is based upon the base rate is due and payable in arrears on the last business day of each calendar month, and interest on the Term Loan that is based upon the LIBOR rate is due and payable on the last day of the applicable interest period; provided, that if such interest period extends for over one month, then interest will be due and payable at the end of each one month interval during such interest period. The Second Amendment also amends the mandatory prepayment provisions under the credit agreement and provides that to the extent there are excess proceeds remaining from the issuance of debt by the Company following the repayment in full of the Term Loan, the Company is required to repay the Revolving Credit Facility in the amount of such excess proceeds, with a corresponding permanent reduction in the Revolving Credit Facility in the amount of up to $50.0 million.
The Second Amendment amends the applicable margin used to calculate the interest rate that is applicable to base rate loans and LIBOR rate loans under the Company’s credit agreement and provides that the interest rate margin for base rate loans is 2.50% per annum and the interest rate margin for LIBOR rate loans is 3.50% per annum. If the Term Loan has not been repaid in full on or prior to October 1, 2017, then on such date, the applicable margin will automatically increase to 2.75% per annum for base rate loans and 3.75% per annum for LIBOR rate loans; if the Term Loan has not been repaid in full on or prior to March 31, 2018, then on such date, the applicable margin will automatically increase to 3.25% per annum for base rate loans and 4.25% per annum for LIBOR rate loans. The Second Amendment also changes the commitment fee payable by the Company with respect to the Revolving Credit Facility to 0.50% per annum. The Company will incur an additional fee of 0.25% times the outstanding principal amount of the total credit exposure under the credit agreement if the Term Loan has not been repaid in full on or prior to March 31, 2018. Furthermore, the Second Amendment changes the consolidated total leverage ratio that the Company must comply with from 3.25 to 1.00 to the ratios as set forth below:

Period	Maximum Ratio
Second Amendment Effective Date through and including July 1, 2017	3.25 to 1.00
July 2, 2017 through and including September 30, 2017	3.50 to 1.00
October 1, 2017 through and including March 31, 2018	3.25 to 1.00
April 1, 2018 through and including September 29, 2018	3.50 to 1.00
September 30, 2018 and thereafter	3.25 to 1.00

The Company made principal payments of $6.3 million under its Term Loan during the First Quarter. The Company also made net payments of $9.0 million under its Revolving Credit Facility during the First Quarter. Borrowings were primarily used to fund normal operating expenses and capital expenditures and were more than offset by payments on debt. Amounts available under the Revolving Credit Facility are reduced by any amounts outstanding under standby letters of credit. As of April 1, 2017, the Company had available borrowing capacity of $210.1 million under the Revolving Credit Facility, which was favorably impacted by a $261.6 million international cash balance. The Company incurred approximately $1.9 million of interest expense related to the Term Loan during the First Quarter, including the impact of the related interest rate swap. The Company incurred approximately $4.9 million of interest expense related to the Revolving Credit Facility during the First Quarter. The Company incurred approximately $0.7 million of interest expense related to the amortization of debt issuance costs during the First Quarter.

15. RESTRUCTURING
The Company implemented a multi-year restructuring program that began in fiscal year 2016 called New World Fossil ("NWF"). As part of NWF, the Company targets to improve operating profit and support sales growth through a leaner infrastructure and an enhanced business model. The Company is working to achieve greater efficiencies from production to distribution through activities such as organizational changes, reducing its overall product assortment, optimizing its base cost structure and consolidating facilities. The Company also intends to build a quicker and more responsive operating platform. The Company is reducing its retail footprint to reflect the evolving shopping habits of today's consumer, which includes restructuring costs, such as store impairment, recorded lease obligations and termination fees and accelerated depreciation. Of the total estimated $150 million restructuring charges, approximately $27.8 million and $26.3 million were recorded during fiscal year 2016 and the First Quarter, respectively. The Company estimates total fiscal year 2017 NWF restructuring charges of $45 million.

The following table shows a rollforward of the accrued liability related to the Company’s restructuring plan (in thousands):

	Liabilities				Liabilities
	December 31, 2016	Charges	Cash Payments	Non-cash Items	April 1, 2017
Store closures	$4,546	$2,724	$(1,118)	$(651)	$5,501
Professional services	794	574	(1,276)	—	92
Severance and employee-related benefits	—	22,986	(20,883)	—	2,103
Total	$5,340	$26,284	$(23,277)	$(651)	$7,696

Restructuring charges by operating segment were as follows (in thousands):

For the 13 Weeks Ended April 1, 2017
Americas	$6,178
Europe	5,522
Asia	4,786
Corporate	9,798
Consolidated	$26,284

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of the financial condition and results of operations of Fossil Group, Inc. and its subsidiaries for the thirteen week period ended April 1, 2017 (the “First Quarter”) as compared to the thirteen week period ended April 2, 2016 (the “Prior Year Quarter”). This discussion should be read in conjunction with the condensed consolidated financial statements and the related notes thereto.
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
Domestically, we sell our products through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, Company-owned retail and outlet stores, mass market stores and through our FOSSIL® website. Our wholesale customer base includes, among others, Amazon, Best Buy, Dillard’s, JCPenney, Kohl’s, Macy’s, Neiman Marcus, Nordstrom, Saks Fifth Avenue, Target and Wal-Mart. In the United States, our network of Company-owned stores included 89 retail stores located in premier retail sites and 124 outlet stores located in major outlet malls as of April 1, 2017. In addition, we offer an extensive collection of our FOSSIL brand products on our website, www.fossil.com, as well as proprietary and licensed watch and jewelry brands through other managed and affiliated websites.
Internationally, our products are sold to department stores, specialty retail stores and specialty watch and jewelry stores in approximately 150 countries worldwide through 23 Company-owned foreign sales subsidiaries and through a network of approximately 80 independent distributors. Internationally, our network of Company-owned stores included 226 retail stores and 132 outlet stores as of April 1, 2017. Our products are also sold through licensed and franchised FOSSIL retail stores, retail concessions operated by us and kiosks in certain international markets. In addition, we offer an extensive collection of our FOSSIL brand products on our websites in certain countries.
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
For a more complete discussion of the risks facing our business, see “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and "Part II, Item 1A. Risk Factors" of this Quarter Report on Form 10-Q.

Results of Operations
Executive Summary. During the First Quarter, net sales decreased 12% (11% in constant currency), as compared to the Prior Year Quarter, driven by a challenging retail environment, a watch category undergoing significant change and a weak performance in leathers. We believe the strategies we are pursuing in the midst of these headwinds will enable us to better compete in the environment and capitalize on the growing importance of technology to the watch category. The newness and innovation we are infusing into our fashion accessories is gaining traction with our retail partners and consumers alike, demonstrating that technology can be the catalyst needed to drive growth in the watch category. Our focus for the year continues to be on executing against our New World Fossil ("NWF") initiative, driving growth in our core watch business and advancing our wearable products with an expanded offering across additional brands.
During the First Quarter, sales of FOSSIL branded products decreased 11% (10% in constant currency), as compared to the Prior Year Quarter. The sales decrease was mainly driven by our leathers performance, a category in which we are working to improve the assortment through upcoming design improvements. During the First Quarter, sales of watches and jewelry declined slightly, with growth in wearables largely offsetting the decline in traditional watches. During the First Quarter, we simplified the pricing for the Fossil Q assortment, offering two price points in hybrids and two price points in display, providing an even more competitive and compelling offer for the customer while driving volume and leveraging scale, enabling us to improve our product costs. We are launching a new media campaign for FOSSIL in the second quarter of fiscal 2017, with an emphasis on social, digital and print marketing utilizing authentic brand ambassadors. These ambassadors were strategically chosen to introduce the Fossil Q product to a wide range of ages and prospective watch wearers while staying true to the brand heritage.
First Quarter performance for both FOSSIL and SKAGEN reflected a softer wholesale environment and weaker traffic in the retail space. Sales of our SKAGEN branded products decreased 2% (flat in constant currency) as compared to the Prior Year Quarter, with constant dollar growth in connected watches offsetting the decline in traditional watches. In constant dollars, all product categories were relatively flat. We will continue to focus on growing our owned brands and look for other initiatives to drive these businesses.
Our multi-brand global watch portfolio decreased 9% (8% in constant currency) during the First Quarter as compared to the Prior Year Quarter, representing decreases in the majority of the brands in our portfolio. A strong performance in our new wearables products, particularly smartwatches, was offset by declines in traditional watches.
For the First Quarter, wearables represented 7% of our sales across product categories and over 75% of the sales came from smartwatches, significantly impacting the trend in the watch category for our key brands. While MICHAEL KORS watch sales declined in the First Quarter, smartwatches positively impacted overall watch trends for the brand by double-digits. During fiscal 2017, we will expand our offerings in more brands and will add new technology and functionality in both our display and hybrid smartwatches. With the addition of technology and new functionality in our watches, we are expanding our addressable market beyond the single category, traditional watch space we once competed in. We are now poised to take advantage of the growth in the wearables space, while continuing to leverage our competitive strengths in the traditional watch space to increase our share in the combined market. Along those lines, we are also expanding our distribution in consumer electronics channels, working with new wholesale partners and expanding to more doors.

The following table presents as reported and constant currency net sales percentage change information by brand for the First Quarter as compared to the Prior Year Quarter:

	Growth Percentage

Brand	As Reported	Constant Currency
FOSSIL	(10.8)%	(9.6)%
SKAGEN	(1.7)	0.3
Global comparable retail sales (including e-commerce) decreased 11% during the First Quarter, compared to a comparable retail sales decline of 2% in the Prior Year Quarter, due to further declines in retail store traffic trends partially offset by continued strong growth in e-commerce. During the First Quarter, we improved conversion in our retail stores through promotions, but not enough to overcome the negative traffic we experienced, especially in Europe and the Americas. During the First Quarter, our e-commerce sales increased 17% (20% in constant currency) compared to the Prior Year Quarter.
In our NWF initiative, we are trying to build a more nimble and responsive operating platform, capable of better serving our customer and competing in the new retail environment. During the First Quarter, we took expense reduction actions that will better position the organization to support our growth driving initiatives while focusing fewer resources on areas of the business that are not as high of a priority currently. We will continue to be disciplined in our approach to managing capital required to navigate NWF. This is a very broad initiative which demands that we strategically prioritize actions that generate the best returns on our capital investments - actions designed to enhance our organizational structure as well as our supply chain, an area that can further drive gross margin and profitability improvements over time. We are excited about the NWF progress we have made so far, and are encouraged by the speed with which the organization is adapting to these changes and the commitment shown across the organization to being more disciplined in the way we operate and delivering the expected benefits from this process.

During the First Quarter as compared to the Prior Year Quarter, gross profit decreased due to lower sales and a decreased margin rate. The decrease in gross margin rate was primarily driven by lower retail margins due to increased promotional activity in outlets and the e-commerce channel, as well as an increased mix toward lower margin connected product. The gross margin rate was also negatively impacted by an unfavorable currency impact of approximately 50 basis points and an increase in the relative mix of off-price sales. These margin rate headwinds were partially offset by margin improvement initiatives and a higher mix of international sales. Operating expenses for the First Quarter increased slightly to $335 million and included $26 million of restructuring costs associated with employee actions including reductions and realignment as well as costs associated with store closures, primarily in the Americas. Additionally, other income increased as a result of favorable foreign currency activity during the First Quarter as compared to the Prior Year Quarter. The tax benefit in the First Quarter was negatively impacted by the decreased effective tax rate in the First Quarter as compared to the Prior Year Quarter. During the First Quarter, our financial performance resulted in losses of $1.00 per diluted share.
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

Quarterly Periods Ended April 1, 2017 and April 2, 2016
Consolidated Net Sales. Net sales decreased $78.0 million or 11.8% (10.5% in constant currency), for the First Quarter as compared to the Prior Year Quarter. Global watch sales decreased $46.7 million or 9.4% (8.2% in constant currency) driven by declines in traditional watches partially offset by increases in connected watches. During the First Quarter, our leathers products decreased $19.8 million or 21.4% (20.6% in constant currency) primarily as a result of the product assortment not resonating well with consumers and our jewelry business decreased $6.8 million or 12.4% (10.1% in constant currency).
Net sales information by product category is summarized as follows (dollars in millions):

	For the 13 Weeks Ended April 1, 2017		For the 13 Weeks Ended April 2, 2016
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$449.8	77.3%	$496.5	75.2%	$(46.7)	(9.4)%	(8.2)%
Leathers	72.7	12.5	92.5	14.0	(19.8)	(21.4)	(20.6)
Jewelry	47.9	8.2	54.7	8.3	(6.8)	(12.4)	(10.1)
Other	11.4	2.0	16.1	2.5	(4.7)	(29.2)	(28.0)
Total	$581.8	100.0%	$659.8	100.0%	$(78.0)	(11.8)%	(10.5)%
In the First Quarter, the translation of foreign-based net sales into U.S. dollars decreased reported net sales by approximately $8.5 million, including unfavorable impacts of $8.3 million and $0.9 million in our Europe and Americas segments, respectively, partially offset by a favorable impact of $0.7 million in Asia compared to the Prior Year Quarter.
The following table sets forth consolidated net sales by segment (dollars in millions):

	For the 13 Weeks Ended April 1, 2017		For the 13 Weeks Ended April 2, 2016		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Americas	$277.5	47.7%	$335.8	50.9%	$(58.3)	(17.4)%	(17.1)%
Europe	195.7	33.6	210.0	31.8	(14.3)	(6.8)	(2.9)
Asia	108.6	18.7	114.0	17.3	(5.4)	(4.7)	(5.4)
Total	$581.8	100.0%	$659.8	100.0%	$(78.0)	(11.8)%	(10.5)%
Americas Net Sales. Americas net sales decreased $58.3 million or 17.4% (17.1% in constant currency), during the First Quarter in comparison to the Prior Year Quarter, primarily driven by traditional watches and leathers. During the First Quarter, watches decreased $36.3 million or 14.5% (14.1% in constant currency), while our leathers business decreased $14.9 million or 25.3% (25.5% in constant currency) and our jewelry category decreased $4.9 million or 22.7% (also 22.7% in constant currency). A sales decline in the U.S. drove the decrease in the region. During the First Quarter, nearly all brands in the portfolio declined driven by decreases in traditional watches that were partially offset by increases in connected watches, with the strongest performance coming from MICHAEL KORS ACCESS. Both wholesale and retail sales declined at similar rates. Comparable retail sales declined moderately in the region with negative comparable store sales in all concepts partially offset by strong comparable sales in our e-commerce channel. Comparable retail sales for the Prior Year Quarter compared to the first quarter of fiscal year 2015 also declined moderately.

The following table sets forth product net sales for the Americas segment on a reported and constant currency basis (dollars in millions):

	For the 13 Weeks Ended April 1, 2017	For the 13 Weeks Ended April 2, 2016
			Growth (Decline)
	Net Sales	Net Sales	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$213.6	$249.9	$(36.3)	(14.5)%	(14.1)%
Leathers	43.9	58.8	(14.9)	(25.3)	(25.5)
Jewelry	16.7	21.6	(4.9)	(22.7)	(22.7)
Other	3.3	5.5	(2.2)	(40.0)	(40.0)
Total	$277.5	$335.8	$(58.3)	(17.4)%	(17.1)%

Europe Net Sales. Europe net sales decreased $14.3 million or 6.8% (2.9% in constant currency) during the First Quarter in comparison to the Prior Year Quarter. Watches and jewelry declined $6.3 million or 4.2% and $1.9 million or 6.1%, respectively, but were relatively flat in constant currency (declines of 0.3% and 1.9%, respectively). Within the watch category, declines in traditional watches were almost offset by increases in wearables. Our leathers business decreased $3.5 million or 17.4% (12.9% in constant currency) in the First Quarter. Within the region, continued growth in SKAGEN was offset by a decline in the majority of the brands in our portfolio. Modest growth in Spain was offset by declines in the U.K., Middle East and most other markets with both wholesale and retail channels decreasing across the region. During the First Quarter compared to the Prior Year Quarter, comparable retail sales were down moderately in contrast to moderate increases in 2016 compared to the first quarter of fiscal year 2015. In the First Quarter, negative comparable store sales in all concepts were partially offset by strong e-commerce sales.
The following table sets forth product net sales for the Europe segment on a reported and constant currency basis (dollars in millions):

	For the 13 Weeks Ended April 1, 2017	For the 13 Weeks Ended April 2, 2016
			Growth (Decline)
	Net Sales	Net Sales	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$144.3	$150.6	$(6.3)	(4.2)%	(0.3)%
Leathers	16.6	20.1	(3.5)	(17.4)	(12.9)
Jewelry	29.5	31.4	(1.9)	(6.1)	(1.9)
Other	5.3	7.9	(2.6)	(32.9)	(29.1)
Total	$195.7	$210.0	$(14.3)	(6.8)%	(2.9)%

Asia Net Sales. Net sales in Asia decreased $5.4 million or 4.7% (5.4% in constant currency). The decrease was driven by traditional watches and leathers. Constant currency growth in India and China was offset by declines in Japan, Australia and most other markets. During the First Quarter as compared to the Prior Year Quarter, our watch category decreased $4.0 million or 4.2% (4.8% in constant currency), our jewelry category was flat (including in constant currency) and leathers decreased $1.3 million or 9.6% (10.4% in constant currency). Comparable retail sales in the region decreased slightly with positive comparable retail sales in our outlets offset by negative comparable retail sales in our other store concepts and e-commerce sites. Comparable retail sales for the Prior Year Quarter compared to the first quarter of fiscal year 2015 also decreased slightly.

The following table sets forth product net sales for the Asia segment on a reported and constant currency basis (dollars in millions):

	For the 13 Weeks Ended April 1, 2017	For the 13 Weeks Ended April 2, 2016
			Growth (Decline)
	Net Sales	Net Sales	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$91.9	$95.9	$(4.0)	(4.2)%	(4.8)%
Leathers	12.2	13.5	(1.3)	(9.6)	(10.4)
Jewelry	1.7	1.7	—	—	—
Other	2.8	2.9	(0.1)	(3.4)	(3.4)
Total	$108.6	$114.0	$(5.4)	(4.7)%	(5.4)%

The following table sets forth the number of stores by concept on the dates indicated below:

	April 1, 2017				April 2, 2016
	Americas	Europe	Asia	Total	Americas	Europe	Asia	Total
Full price accessory	117	116	63	296	126	124	69	319
Outlets	138	73	45	256	153	71	45	269
Full priced multi-brand	—	8	11	19	—	7	17	24
Total stores	255	197	119	571	279	202	131	612
During the First Quarter, we opened one new store and closed 15 stores.
Both stores and e-commerce sites are included in comparable retail sales in the thirteenth month of operation. Stores that experience a gross square footage increase of 10% or more due to an expansion and/or relocation are removed from the comparable retail sales base, but are included in total sales. These stores are returned to the comparable retail sales base in the thirteenth month following the expansion and/or relocation. Comparable retail sales also exclude the effects of foreign currency fluctuations.
Gross Profit. Gross profit of $289.5 million in the First Quarter decreased 16.9% in comparison to $348.3 million in the Prior Year Quarter driven by lower sales and decreased margin rates. Gross profit margin rate decreased 300 basis points to 49.8% in the First Quarter compared to 52.8% in the Prior Year Quarter. The gross margin rate decline was primarily driven by lower retail margins due to increased promotional activity in the outlets and e-commerce channels, as well as an increased mix toward lower margin connected products. The gross margin rate was also negatively impacted by an unfavorable currency impact of approximately 50 basis points and an increase in the relative mix of off-price sales. These margin rate headwinds were partially offset by margin improvement initiatives and a higher mix of international sales.
Operating Expenses. Total operating expenses in the First Quarter increased slightly by $0.8 million or 0.3% to $334.8 million compared to $333.9 million in the Prior Year Quarter. Restructuring costs of $26.3 million in the First Quarter, included costs associated with realigning and optimizing our organizational structure as well as costs associated with store closures, primarily in the Americas. Excluding restructuring costs, expenses were lower compared to the Prior Year Quarter driven by lower infrastructure costs, a reduction in store expenses and lower marketing expenses. The translation of foreign-denominated expenses during the First Quarter decreased operating expenses by approximately $3.8 million as a result of the stronger U.S. dollar. As a percentage of net sales, operating expenses increased to 57.5% in the First Quarter as compared to 50.6% in the Prior Year Quarter.
Consolidated Operating Income (Loss). Operating income (loss) decreased to ($45.3) million in the First Quarter as compared to $14.4 million in the Prior Year Quarter, driven by decreased sales and decreased gross margin rate. As a percentage of net sales, operating margin (loss) was (7.8%) in the First Quarter compared to 2.2% in the Prior Year Quarter. Operating margin rate in the First Quarter included a negative impact of approximately 80 basis points due to changes in foreign currencies. During the First Quarter as compared to the Prior Year Quarter, we faced continued retail pressure, most significantly in our traditional business in all segments. Our gross margin rate was negatively impacted by promotional activity in our retail locations to drive sales but we were not able to completely overcome negative retail traffic trends. Additionally, the gross margin rate was negatively impacted by an increased mix toward lower margin connected products in all segments.

Operating expenses increased slightly, primarily due to restructuring activities incurred under our NWF plan which were mostly offset by lower infrastructure costs, a reduction in store expenses and lower marketing expenses.
Operating income (loss) by segment is summarized as follows (dollars in millions):

	For the 13 Weeks Ended April 1, 2017	For the 13 Weeks Ended April 2, 2016	Growth (Decline)		Operating Margin %
			Dollars	Percentage	2017	2016
Americas	$25.7	$59.6	$(33.9)	(56.9)%	9.3%	17.7%
Europe	13.6	28.5	(14.9)	(52.3)	7.0	13.6
Asia	10.9	17.9	(7.0)	(39.1)	10.1	15.7
Corporate	(95.5)	(91.6)	(3.9)	4.3
Total operating income (loss)	$(45.3)	$14.4	$(59.7)	(414.6)%	(7.8)%	2.2%
Interest Expense. Interest expense increased by $2.4 million during the First Quarter as a result of higher interest rate spreads due to our higher leverage ratio and amended credit facility.
Other Income (Expense)-Net. During the First Quarter, other income (expense)-net increased by $3.4 million to $5.6 million in comparison to the Prior Year Quarter. This change was primarily driven by favorable foreign currency activity compared to the Prior Year Quarter.
Provision for Income Taxes. Income tax benefit for the First Quarter was $1.2 million, resulting in an effective income tax rate of 2.5%. For the Prior Year Quarter, income tax expense was $3.3 million, resulting in an effective income tax rate of 30.7%. The lower effective tax rate in the First Quarter as compared to the Prior Year Quarter was primarily attributable to a low projected annual effective tax rate for the year, which is the result of a forecasted loss from U.S. operations that is tax-benefited at a higher tax rate than the tax rates used to calculate the tax expense on the profits from foreign operations. This positive impact was partially offset by the increased tax expense resulting from the adoption of ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.
Net Income (Loss) Attributable to Fossil Group, Inc. First Quarter net income (loss) attributable to Fossil Group, Inc. decreased to ($48.2) million, or ($1.00) per diluted share, in comparison to $5.8 million, or $0.12 per diluted share, in the Prior Year Quarter, mainly driven by the sales decline and reduced margin rate. Diluted earnings (loss) per share in the First Quarter as compared to the Prior Year Quarter included a $0.35 decrease due to restructuring costs incurred in the First Quarter. The tax benefit in the First Quarter was negatively impacted by the decreased effective tax rate in the First Quarter as compared to the Prior Year Quarter, negatively impacting diluted earnings per share by approximately $0.30. The translation impact of a stronger U.S. dollar offset by fewer net foreign currency losses from transactional activities increased diluted earnings per share by $0.02 year-over-year.

Liquidity and Capital Resources
Historically, our business operations have not required substantial cash during the first several months of our fiscal year. Generally, starting in the third quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our quarterly cash requirements are also impacted by strategic investments such as acquisitions, the number of new stores we open, other capital expenditures and restructuring charges. Our cash and cash equivalents balance at the end of the First Quarter was $320.7 million, including $314.2 million held in banks outside the U.S., in comparison to cash and cash equivalents of $306.8 million at the end of the Prior Year Quarter and $297.3 million at the end of fiscal year 2016. We believe cash from operating activities as well as amounts available under our U.S. credit facilities are sufficient to meet our cash needs in the U.S. for the next 12 months.
For the First Quarter, we generated operating cash flow of $51.4 million. This operating cash flow combined with cash on hand was utilized to fund $15.6 million in net repayments on our outstanding debt and $4.4 million of capital expenditures. Cash flows provided by operations consisted primarily of a decrease in accounts receivable of $144.9 million and net non-cash items of $24.5 million, partially offset by a net increase in other working capital items of $71.2 million and net losses of $46.8 million.
Accounts receivable, net of allowances, increased by 3.6% to $245.3 million at the end of the First Quarter compared to $236.8 million at the end of the Prior Year Quarter. Days sales outstanding for our wholesale businesses for the First Quarter increased to 50 days compared to 43 days in the Prior Year Quarter primarily due to sales timing and shifts in customer mix.

Inventory at the end of the First Quarter was $571.5 million, which represented a 9.3% decrease from the end of the Prior Year Quarter ending inventory balance of $630.0 million. Traditional watch inventories were down substantially, enabling us to both invest in wearable inventories to drive growth while also reducing our overall investment in inventory.
The following tables reflect our common stock repurchase activity under our repurchase programs for the periods indicated (in millions):

			For the 13 Weeks Ended April 1, 2017		For the 13 Weeks Ended April 2, 2016
Fiscal Year Authorized	Dollar Value Authorized	Termination Date	Number of Shares Repurchased	Dollar Value Repurchased	Number of Shares Repurchased	Dollar Value Repurchased
2014	$1,000.0	December 2018	—	$—	0.1	$4.4
2010	$30.0	None	—	$—	—	$—
We did not repurchase any shares of common stock under our repurchase plans during the First Quarter. During the Prior Year Quarter we effectively retired 0.1 million shares of common stock repurchased under our repurchase plans. We account for the retirements by allocating the repurchase price, which is based upon the equity contribution associated with historical issuances, to common stock, additional paid-in capital and retained earnings. The effective retirement of common stock repurchased during the Prior Year Quarter decreased common stock by approximately $0.9 thousand, additional paid-in capital by $0.2 million, retained earnings by $4.2 million and treasury stock by $4.4 million. At December 31, 2016 and April 1, 2017, all treasury stock had been effectively retired. As of April 1, 2017, we had a total of $824.2 million of repurchase authorizations remaining under our combined repurchase programs. However, under the Credit Agreement (as defined below), we are restricted from making open market repurchases of our common stock.
At the end of the First Quarter, we had working capital of $893.6 million compared to working capital of $967.6 million at the end of the Prior Year Quarter. Since the Prior Year Quarter, we have paid down approximately $201 million of debt as of the end of the First Quarter. At the end of the First Quarter, we had approximately $26.4 million of short-term borrowings and $589.7 million in long-term debt.
On March 9, 2015, we entered into an Amended and Restated Credit Agreement (as amended, the “Credit Agreement”). The Credit Agreement provides for (i) revolving credit loans (the “Revolving Credit Facility”), with an up to $20.0 million subfacility for swingline loans (the “Swingline Loan”), and an up to $10.0 million subfacility for letters of credit, and (ii) a term loan in the amount of $231.3 million (the “Term Loan”). The Credit Agreement amended and restated that certain credit agreement, dated as of May 17, 2013, as amended (the “Prior Agreement”).
On March 10, 2017, we entered into the Second Amendment to the Amended and Restated Credit Agreement (the “Second Amendment”). The Second Amendment reduces the Revolving Credit Facility under the Credit Agreement from $1.05 billion to $850.0 million. The Second Amendment also removes the incremental term loan that was available under the Credit Agreement, extends the maturity date of the Credit Agreement to May 17, 2019 and removes our ability to make offers to the lenders to extend the maturity date of the Term Loan or the Revolving Credit Facility. The Second Amendment also amends the repayment schedule for the Term Loan and requires us to make monthly payments on the last business day of each month beginning April 30, 2018. On and after April 1, 2018, interest on the Term Loan that is based upon the base rate is due and payable in arrears on the last business day of each calendar month, and interest on the Term Loan that is based upon the LIBOR rate is due and payable on the last day of the applicable interest period; provided, that if such interest period extends for over one month, then interest will be due and payable at the end of each one month interval during such interest period. The Second Amendment also amends the mandatory prepayment provisions under the Credit Agreement and provides that to the extent there are excess proceeds remaining from the issuance of debt following the repayment in full of the Term Loan, we are required to repay the Revolving Credit Facility in the amount of such excess proceeds, with a corresponding permanent reduction in the Revolving Credit Facility in the amount of up to $50.0 million.

The Second Amendment amends the applicable margin used to calculate the interest rate that is applicable to base rate loans and LIBOR rate loans and provides that the interest rate margin for base rate loans is 2.50% per annum and the interest rate margin for LIBOR rate loans is 3.50% per annum. If the Term Loan has not been repaid in full on or prior to October 1, 2017, then on such date, the applicable margin will automatically increase to 2.75% per annum for base rate loans and 3.75% per annum for LIBOR rate loans; if the Term Loan has not been repaid in full on or prior to March 31, 2018, then on such date, the applicable margin will automatically increase to 3.25% per annum for base rate loans and 4.25% per annum for LIBOR rate loans. The Second Amendment also changes the commitment fee payable with respect to the Revolving Credit Facility to 0.50% per annum. We will incur an additional fee of 0.25% times the outstanding principal amount of the total credit exposure under the Credit Agreement if the Term Loan has not been repaid in full on or prior to March 31, 2018. Furthermore, the Second Amendment changes the consolidated total leverage ratio that we must comply with from 3.25 to 1.00 to the ratios as set forth below:

Period	Maximum Ratio
Second Amendment Effective Date through and including July 1, 2017	3.25 to 1.00
July 2, 2017 through and including September 30, 2017	3.50 to 1.00
October 1, 2017 through and including March 31, 2018	3.25 to 1.00
April 1, 2018 through and including September 29, 2018	3.50 to 1.00
September 30, 2018 and thereafter	3.25 to 1.00
As of March 10, 2017, amounts outstanding under the Revolving Credit Facility and the Term Loan under the Credit Agreement bear interest, at our option, at (i) the base rate plus 2.50% or (ii) the LIBOR rate (defined as the quotient obtained by dividing (a) LIBOR by (b) 1.00 minus the Eurodollar reserve percentage) plus 3.50%.
Amounts outstanding under the Swingline Loan under the Credit Agreement or upon any drawing under a letter of credit bear interest at the base rate plus the applicable margin.
During the First Quarter, we made principal payments of $6.3 million under the Term Loan. Additionally, we had net principal payments of $9.0 million under the Revolving Credit Facility at an average annual interest rate of 3.37%. As of April 1, 2017, we had $187.5 million and $432.0 million outstanding under the Term Loan and the Revolving Credit Facility, respectively. As of April 1, 2017, we also had unamortized debt issuance costs, which reduce the corresponding debt liability, of $8.5 million. In addition, we had $0.9 million of outstanding standby letters of credit at April 1, 2017. Amounts available under the Revolving Credit Facility are reduced by any amounts outstanding under standby letters of credit. As of April 1, 2017, we had $210.1 million in borrowing capacity under the Revolving Credit Facility, which was favorably impacted by a $261.6 million international cash balance. Borrowings under the Revolving Credit Facility were mainly used to fund normal operating expenses and capital expenditures. At April 1, 2017, we were in compliance with all debt covenants related to all our credit facilities.
As part of our NWF initiatives, we have adopted a disciplined approach to capital management. During the First Quarter, we took actions that will reduce costs and better position the organization to support our growth driving initiatives while focusing fewer resources on areas of the business that are not as high of a priority currently. For fiscal year 2017, we expect total capital expenditures to be approximately $35 million. Of this amount, we expect approximately 55% will be for strategic growth, including investments in omni-channel, global concessions and technology, approximately 15% will be for retail store expansion and renovation and approximately 30% will be for technology and facilities maintenance. Our capital expenditure budget and allocation of it to the foregoing investments are estimates and are subject to change. We believe that cash flows from operations combined with existing cash on hand and amounts available under the Revolving Credit Facility will be sufficient to fund our working capital needs and planned capital expenditures for the next twelve months.

Off Balance Sheet Arrangements
As of April 1, 2017, there were no material changes to our off balance sheet arrangements as set forth in commitments and contingencies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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
During the First Quarter, we experienced a decline in our market capitalization and, as a result of the decline, our market capitalization was 14% below the carrying amount of our net assets as of April 1, 2017. While there have not been significant changes to the inputs used in our year end impairment testing, the decline in our stock price could be an indicator of impairment if sustained. In addition, future events and changing market conditions may lead us to reevaluate the assumptions we have used to test for goodwill and other long-lived asset impairment, including growth rates and operating margins, as well as other key assumptions with respect to matters outside our control, such as discount rates and market comparables. If goodwill and/or other indefinite-lived intangibles would become impaired, their carrying value would be written down and such impairment charge could materially impact future results of operations.
Other than noted above and in "Note 1—Financial Statement Policies" to the condensed consolidated financial statements, there have been no changes to the critical accounting policies disclosed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Forward-Looking Statements
The statements contained and incorporated by reference in this Quarterly Report on Form 10-Q that are not historical facts, including, but not limited to, statements regarding our expected financial position, results of operations, business and financing plans found in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk,” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. The words “may,” “believes,” “expects,” “plans,” “intends,” “estimates,” “anticipates” and similar expressions identify forward-looking statements. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: the effect of worldwide economic conditions; significant changes in consumer spending patterns or preferences; interruptions or delays in the supply of key components; acts of war or acts of terrorism; changes in foreign currency valuations in relation to the U.S. dollar; lower levels of consumer spending resulting from a general economic downturn or generally reduced shopping activity caused by public safety or consumer confidence concerns; the performance of our products within the prevailing retail environment; customer acceptance of both new designs and newly-introduced product lines, including risks related to the expanded launch of connected accessories; financial difficulties encountered by customers; the effects of vigorous competition in the markets in which we operate; the integration of the organizations and operations of any acquired businesses into our existing organization and operations; risks related to the success of NWF; the termination or non-renewal of material licenses, foreign operations and manufacturing; changes in the costs of materials, labor and advertising; government regulation; our ability to secure and protect trademarks and other intellectual property rights; and the outcome of current and possible future litigation.
In addition to the factors listed above, our actual results may differ materially due to the other risks and uncertainties discussed in this Quarterly Report on Form 10-Q and the risks and uncertainties set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Accordingly, readers of this Quarterly Report on Form 10-Q should consider these facts in evaluating the information and are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Rate Risk
As a multinational enterprise, we are exposed to changes in foreign currency exchange rates. Our most significant foreign currency risk relates to the euro and, to a lesser extent, the Canadian dollar, British pound, Japanese yen, Mexican peso and Australian dollar as compared to the U.S. dollar. Due to our vertical nature whereby a significant portion of goods are sourced from our owned entities, we face foreign currency risks related to the necessary current settlement of intercompany inventory transactions. We employ a variety of operating practices to manage these market risks relative to foreign currency exchange rate changes and, where deemed appropriate, utilize forward contracts. These operating practices include, among others, our ability to convert foreign currency into U.S. dollars at spot rates and to maintain U.S. dollar pricing relative to sales of our products to certain distributors located outside the U.S. Additionally, we enter into forward contracts to manage fluctuations in Japanese yen exchange rates that will be used to settle future third-party inventory component purchases by a U.S. dollar functional currency subsidiary. The use of forward contracts allows us to offset exposure to rate fluctuations because the gains or losses incurred on the derivative instruments will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. We use derivative instruments only for risk management purposes and do not use them for speculation or for trading. There were no significant changes in how we managed foreign currency transactional exposure in the First Quarter, and management does not anticipate any significant changes in such exposures or in the strategies we employ to manage such exposure in the near future.
The following table shows our outstanding forward contracts designated as cash flow hedges for inventory transactions (in millions) at April 1, 2017 and their expiration dates.

Functional Currency		Contract Currency
Type	Amount	Type	Amount	Expiring Through
Euro	246.3	U.S. dollar	275.6	February 2019
Canadian dollar	91.5	U.S. dollar	69.4	March 2019
British pound	45.7	U.S. dollar	63.0	March 2019
Japanese yen	4,699.1	U.S. dollar	42.9	March 2019
Mexican peso	341.5	U.S. dollar	17.4	December 2017
Australian dollar	18.9	U.S. dollar	14.3	December 2017
U.S. dollar	44.7	Japanese yen	4,730.0	November 2018
If we were to settle our euro, Canadian dollar, British pound, Japanese yen, Mexican peso, Australian dollar and U.S. dollar based forward contracts hedging inventory transactions as of April 1, 2017, the net result would have been a net gain of approximately $7.4 million, net of taxes. As of April 1, 2017, a 10% unfavorable change in the U.S. dollar strengthening against foreign currencies to which we have balance sheet transactional exposures would have decreased net pre-tax income by $10.6 million. The translation of the balance sheets of our foreign-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. As of April 1, 2017, a 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would have reduced consolidated stockholders' equity by approximately $62.5 million.
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
Based on our variable-rate debt outstanding as of April 1, 2017, excluding the $187.5 million outstanding under our Term Loan hedged with an interest rate swap agreement, a 100 basis point increase in interest rates would increase annual interest expense by approximately $4.4 million.

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
Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of April 1, 2017.
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

Item 1A. Risk Factors
You should carefully consider the following risk factors in addition to other information included in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2016 and in other documents we file with the SEC, in evaluating the Company and its business.
Risk Factors Relating to Our Business
Our success depends upon our ability to anticipate and respond to changing fashion and product trends.
Our success depends upon our ability to anticipate and respond to changing fashion and product trends and consumer preferences in a timely manner. The purchasing decisions of consumers are highly subjective and can be influenced by many factors, such as brand image, marketing programs and product design. Our success depends, in part, on our ability to anticipate, gauge and respond to these changing consumer preferences in a timely manner while preserving the authenticity and the quality of our brands. Although we attempt to stay abreast of emerging lifestyle and fashion trends, and now, technology advances affecting accessories, any failure by us to identify and respond to such trends could adversely affect consumer acceptance of our existing brand names and product lines, which in turn could adversely affect sales of our products. If we misjudge the market for our products, we may be faced with a significant amount of unsold finished goods inventory, which could adversely affect our results of operations. In recent years, we have experienced decreasing net sales across all product categories; in particular, net sales of watches have declined, reflecting the decline in the traditional watch market. If we are unable to adjust our product offerings and reverse the decrease in net sales, our results of operations and financial condition could be adversely affected.
Our success depends upon our ability to continue to develop innovative products, including wearable technology.
Our success depends upon our ability to continue to develop innovative products in the respective markets in which we compete. Wearable technology is a growing category of fashion that offers customers new functionality with accessories, including jewelry and smart watches. Our ability to respond to consumer preferences for wearable technology will depend in part on establishing successful partnerships with or acquiring companies that are involved in developing wearable technology. If we are unable to establish such partnerships or make meaningful acquisitions, this could negatively impact our ability to meet customer demands for wearable technology. Additionally, we may be unable to enhance and develop our products to satisfy consumer demands for wearable technology or we may fail to do so in a timely manner or at competitive prices. We may also fail to understand or estimate correctly the dynamics of this new market, such as reserves for sales returns, warranty reserves, inventory reserves or the allowance for bad debts attributable to this new product category. The process of developing new products is complex and uncertain, and involves time, substantial costs and risks, which are further magnified when the development process involves a transition to a new technology platform. Our inability or the inability of our partners, for technological or other reasons, some of which may be beyond our or our partners’ control, to enhance, develop, and monetize wearable technology products in a timely manner, or at all, in response to changing consumer preferences for wearable technology, could have a material adverse effect on our business, results of operations and financial condition or could result in our products not achieving market acceptance or becoming obsolete. If we are unable to successfully introduce new products, or if our competitors introduce new or superior products, customers may purchase increasing amounts of products from our competitors, which could adversely affect our sales and results of operations. Further, it may take time to establish a stable position in the wearable technology category and any initial results should not be taken as a guarantee of future trends.
The loss of any of our license agreements, pursuant to which a number of our products are produced, may result in the loss of significant revenues and may adversely affect our business.
A significant portion of our sales and net income is, and is expected to continue to be, derived from the sales of products produced under license agreements with third parties. Under these license agreements, we generally have the right to produce, market and distribute certain products utilizing the brand names of other companies. We sell products under certain licensed brands, including, but not limited to, ARMANI EXCHANGE, BURBERRY, CHAPS, DIESEL, DKNY, EMPORIO ARMANI, KARL LAGERFELD, KATE SPADE NEW YORK, MARC BY MARC JACOBS, MICHAEL KORS, and TORY BURCH. Sales of our licensed products amounted to approximately 47.6% of our consolidated net sales for fiscal year 2016, including MICHAEL KORS product sales, which accounted for approximately 22.7% of our consolidated net sales.
Our significant license agreements have various expiration dates between 2017 and 2025. In addition, many of our license agreements require us to make minimum royalty payments, subject us to restrictive covenants, require us to achieve certain minimum net sales and/or require us to comply with certain other obligations and may be terminated by the licensor if these or other conditions are not met or upon certain events. For example, our license agreement with MICHAEL KORS provides the licensor with a right to terminate some or all of the licensing rights effective as of December 31, 2019 if we do not meet certain net sales thresholds in 2018 or to terminate some or all of the licensing rights if we fail to meet certain net sales thresholds for two consecutive years. If we are unable to achieve the minimum net sales thresholds, restrictive covenants and/or other obligations of a license in the future, we would need to seek a waiver of the non-compliance from the applicable licensor or amend the agreement to modify the thresholds, covenants or obligations or face the possibility that the licensor could terminate the license agreement before its expiration date.
In addition, we may be unable to renew our existing license agreements beyond the current term or obtain new license agreements to replace any lost license agreements on similar economic terms or at all. In 2016, it was announced the licensing agreement with BURBERRY will not be renewed upon its expiration in the fourth quarter of fiscal year 2017. The failure by us to maintain or renew one or more of our existing license agreements could result in a significant decrease in our sales and have a material adverse effect on our results of operations.
Our restructuring program may not be successful or we may not fully realize the expected cost savings and/or operating efficiencies from our restructuring plans.
As we announced in the fourth quarter of 2016, we have implemented, and plan to continue to implement, a restructuring plan to reinvent the Company, strengthen the foundation of the Company for the future and support long-term sales growth and profitability objectives. The program is intended to touch all aspects of the business, enhance operating capabilities, create greater efficiencies and take advantage of the Company’s considerable scale. We estimate our total restructuring charges will be approximately $150.0 million, which will be recorded predominately during fiscal years 2017 and 2018. Restructuring plans present significant potential risks that may impair our ability to achieve anticipated operating enhancements and/or cost reductions, or otherwise harm our business, including higher than anticipated costs in implementing our restructuring plan, management distraction and employee attrition in excess of headcount reductions. If this program is not successful, then our results of operations and financial condition could be materially adversely affected.
Further downgrades in our credit ratings could adversely impact our ability to obtain financing.
On March 14, 2017, Moody’s Investors Service (‘‘Moody’s’’) downgraded our secured credit facilities to Ba1 from Baa3 and our unsecured shelf rating to (P)B1 from Baa3. In addition, Moody’s assigned to the Company a Ba2 Corporate Family Rating (CFR), Ba2-PD Probability of Default Rating (PDR) and SGL-3 Speculative Grade Liquidity Rating. Moody’s noted the outlook as negative. On February 15, 2017, S&P Global Ratings (‘‘S&P’’) downgraded our corporate credit rating to BB from BB+ and our issue-level rating on our Revolving Credit Facility and Term Loan to BB from BB+. S&P noted the outlook as negative. There can be no assurances that we will not be further downgraded by either Moody’s or S&P, and any such additional downgrade could adversely impact our ability to obtain financing in amounts needed or on terms acceptable to us, if at all.
Our products may infringe the intellectual property rights of others, which may cause us to incur unexpected costs or prevent us from selling certain of our products.
We cannot be certain that our products do not and will not infringe upon the intellectual property rights of others. The wearable technology space is rapidly developing with new innovation, which will likely result in a significant number of domestic and international patent filings for new technology. As a result, wearable technology companies may be subject to an increasing number of claims that their products infringe the intellectual property rights of competitors or non-practicing entities. As we increase our wearable technology and other product offerings, we have been, are and may in the future be subject to legal proceedings, including claims of alleged infringement of the intellectual property rights of third parties by us and by our customers in connection with their marketing and sale of our products. Any such claims, whether or not meritorious, could result in costly litigation and divert the efforts of our personnel. Moreover, should we be found liable for infringement, we may be required to enter into agreements (if available on acceptable terms or at all) or to pay damages and cease making or selling certain products. Moreover, we may need to redesign or rename some of our products to avoid future infringement liability. Any of the foregoing could cause us to incur significant costs and prevent us from manufacturing or selling certain of our products.
Our Credit Agreement subjects us to certain covenants.
Our Amended and Restated Credit Agreement, as amended by the First Amendment dated as of August 8, 2016, as further amended by the Second Amendment dated as of March 10, 2017 (as amended, the ‘‘Credit Agreement’’) with certain lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender, JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents, HSBC Bank USA, National Association, Compass Bank, and Fifth Third Bank, as documentation agents, and Wells Fargo Securities, LLC, J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint book runners subjects us to certain covenants, including that we maintain a specific consolidated leverage ratio. See ‘‘Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources’’ below. These covenants may limit how we are able to conduct our business. The terms of any future indebtedness that we incur could include more restrictive covenants or ratios. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants. Our failure to comply with any such covenants could result in an event of default, which, if not cured or waived, could result in our being required to repay those borrowings before their maturity. If we are forced to refinance those borrowings on less favorable terms, our results of operations and financial condition could be adversely affected.
We have recorded impairment charges in the past and may record impairment charges in the future.
We are required, at least annually, or as facts and circumstances warrant, to test goodwill and trade names to determine if impairment has occurred. We are also required to test property plant and equipment and other long lived assets for impairment as facts and circumstances warrant. Impairment may result from any number of factors, including adverse changes in assumptions used for valuation purposes, such as actual or projected net sales, growth rates, profitability or discount rates, or other variables. We recently experienced a significant decline in market capitalization which could be an indicator of impairment if sustained. If the testing indicates that impairment has occurred, we are required to record a non-cash impairment charge. Should the value of goodwill, trade names, property plant and equipment and other long lived assets become impaired, it would have an adverse effect on our results of operations.
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
Our net sales, operating results and cash flows may fluctuate significantly because of a number of factors, many of which are outside of our control. These factors may include, but may not be limited to, the following:
•fluctuations in market demand for our products;
•increased competition and pricing pressures;
•our ability to anticipate changing customer demands and preferences;
•our ability to compete in the wearable technology space;
•growth in our international operations;
•our failure to efficiently manage our inventory levels;
•our inability to manage and maintain our debt obligations;
•seasonality in our business;
•changes in our, and our competitors’, business strategy or pricing;
•implementation of our restructuring plan;
•the successful management of our Company-owned retail store operations;
•the timing of certain selling, general and administrative expenses;
•completing acquisitions and the costs of integrating acquired operations;
•international currency fluctuations, operating challenges and trade regulations;
•acts of terrorism or acts of war; and
•government regulation.

One or more of the foregoing factors may cause our operating expenses to be unexpectedly high or result in a decrease in our net sales during any given period. If these or any other variables or unknowns were to cause a shortfall in revenues or earnings, an increase in our operating costs or otherwise cause a failure to meet public market expectations, our stock price may decline and our business could be adversely affected.
Reports published by securities or industry analysts, including projections in those reports that exceed our actual results, could adversely affect our stock price and trading volume.
Research analysts publish their own quarterly projections regarding our operating results. These projections may vary widely from one another and may not accurately predict the results we actually achieve. Our stock price may decline if we fail to meet securities research analysts’ projections. Similarly, if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, our stock price or trading volume could decline.
Future sales of our common stock in the public market could adversely affect our stock price.
The shares of our common stock beneficially owned by Mr. Kartsotis may be sold in the open market in the future, subject to any volume restrictions and other limitations under the Securities Act and Rule 144 thereunder. We may also decide to file a registration statement enabling Mr. Kartsotis to sell additional shares. In addition, Mr. Kartsotis has pledged 3,832,870 shares of common stock as collateral for a loan. In the event of default under the loan, the lender could foreclose upon the stock and sell it into the market in a manner that could adversely impact the price of the common stock. Any sales by Mr. Kartsotis or the lender of substantial amounts of our common stock in the open market, or the availability of his shares for sale, could adversely affect the price of our common stock. The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that those sales could occur. These sales or the possibility that they may occur also could make it more difficult for us to raise funds in any equity offering in the future at a time and price that we deem appropriate.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table shows our common stock repurchases based on settlement date for the fiscal quarter:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (2)
January 1, 2017 - January 28, 2017	37	$25.06	—	$824,158,481
January 29, 2017 - February 25, 2017	—	—	—	824,158,481
February 26, 2017 - April 1, 2017	3,176	$16.42	—	$824,158,481
Total	3,213		—

_______________________________________________
(1)                  During the First Quarter, 3,213 shares of repurchased common stock were acquired from grantees in connection with income tax withholding obligations arising from vesting of restricted stock grants. These shares were not part of our publicly announced program to repurchase shares of common stock.
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

3.3	Fifth Amended and Restated Bylaws of Fossil Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on April 3, 2017).

10.1(1)
Second Amendment to Amended and Restated Credit Agreement, dated as of March 10, 2017, by and among certain lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as syndication agents, HSBC Bank USA, National Association, Compass Bank and Fifth Third Bank, as documentation agents, and Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint bookrunners and Fossil Group, Inc.

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

FOSSIL GROUP, INC.

May 11, 2017	/S/ DENNIS R. SECOR
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

3.3	Fifth Amended and Restated Bylaws of Fossil Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on April 3, 2017).

10.1(1)
Second Amendment to Amended and Restated Credit Agreement, dated as of March 10, 2017, by and among certain lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as syndication agents, HSBC Bank USA, National Association, Compass Bank and Fifth Third Bank, as documentation agents, and Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint bookrunners and Fossil Group, Inc.

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