Form 10-Q
period 2017-07-01
Fossil Group, Inc.
filed 2017-08-10
CIK 883569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 1, 2017

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
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

The number of shares of the registrant’s common stock outstanding as of August 3, 2017: 48,521,969

FOSSIL GROUP, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED JULY 1, 2017

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
IN THOUSANDS

	July 1, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$319,824	297,330
Accounts receivable - net of allowances of $57,097 and $79,707, respectively	240,401	375,520
Inventories	618,070	542,487
Prepaid expenses and other current assets	126,488	131,953
Total current assets	1,304,783	1,347,290
Property, plant and equipment - net of accumulated depreciation of $440,155 and $414,761, respectively	255,778	273,851
Goodwill	—	355,263
Intangible and other assets-net	215,411	210,493
Total long-term assets	471,189	839,607
Total assets	$1,775,972	$2,186,897
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$163,538	$163,644
Short-term and current portion of long-term debt	32,719	26,368
Accrued expenses:
Compensation	57,287	52,993
Royalties	17,957	30,062
Co-op advertising	17,536	29,111
Transaction taxes	28,536	26,743
Other	77,166	69,565
Income taxes payable	19,361	16,099
Total current liabilities	414,100	414,585
Long-term income taxes payable	19,064	18,584
Deferred income tax liabilities	507	55,877
Long-term debt	613,580	609,961
Other long-term liabilities	73,907	72,452
Total long-term liabilities	707,058	756,874
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, 48,511 and 48,269 shares issued and outstanding at July 1, 2017 and December 31, 2016, respectively	485	483
Additional paid-in capital	227,778	213,352
Retained earnings	494,927	887,825
Accumulated other comprehensive income (loss)	(80,161)	(95,424)
Total Fossil Group, Inc. stockholders’ equity	643,029	1,006,236
Noncontrolling interest	11,785	9,202
Total stockholders’ equity	654,814	1,015,438
Total liabilities and stockholders’ equity	$1,775,972	$2,186,897

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
UNAUDITED
IN THOUSANDS, EXCEPT PER SHARE DATA

	For the 13 Weeks Ended July 1, 2017	For the 13 Weeks Ended July 2, 2016	For the 26 Weeks Ended July 1, 2017	For the 26 Weeks Ended July 2, 2016
Net sales	$596,846	$685,368	$1,178,636	$1,345,216
Cost of sales	295,499	329,618	587,771	641,129
Gross profit	301,347	355,750	590,865	704,087
Operating expenses:
Selling, general and administrative expenses	314,210	340,300	622,707	674,233
Goodwill and trade name impairments	407,128	—	407,128	—
Restructuring charges	9,765	—	36,049	—
Total operating expenses	731,103	340,300	1,065,884	674,233
Operating income (loss)	(429,756)	15,450	(475,019)	29,854
Interest expense	11,641	6,421	20,025	12,420
Other income (expense) - net	2,002	2,542	7,640	4,812
Income (loss) before income taxes	(439,395)	11,571	(487,404)	22,246
Provision for income taxes	(96,296)	3,499	(97,516)	6,778
Net income (loss)	(343,099)	8,072	(389,888)	15,468
Less: Net income attributable to noncontrolling interest	1,613	2,051	3,010	3,654
Net income (loss) attributable to Fossil Group, Inc.	$(344,712)	$6,021	$(392,898)	$11,814
Other comprehensive income (loss), net of taxes:
Currency translation adjustment	$16,461	$(9,500)	$26,856	$7,721
Cash flow hedges - net change	(9,592)	4,331	(11,593)	(6,101)
Pension plan activity	—	—	—	1,714
Total other comprehensive income (loss)	6,869	(5,169)	15,263	3,334
Total comprehensive income (loss)	(336,230)	2,903	(374,625)	18,802
Less: Comprehensive income attributable to noncontrolling interest	1,613	2,051	3,010	3,654
Comprehensive income (loss) attributable to Fossil Group, Inc.	$(337,843)	$852	$(377,635)	$15,148
Earnings (loss) per share:
Basic	$(7.11)	$0.13	$(8.12)	$0.25
Diluted	$(7.11)	$0.12	$(8.12)	$0.24
Weighted average common shares outstanding:
Basic	48,484	48,119	48,399	48,125
Diluted	48,484	48,207	48,399	48,229

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
IN THOUSANDS

	For the 26 Weeks Ended July 1, 2017	For the 26 Weeks Ended July 2, 2016
Operating Activities:
Net income (loss)	$(389,888)	$15,468
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	42,085	49,666
Stock-based compensation	14,131	16,463
Decrease in allowance for returns-net of inventory in transit	(12,129)	(15,473)
Loss on disposal of assets	1,538	1,151
Fixed asset and other long-lived asset impairment losses	2,722	—
Goodwill and trade name impairment losses	407,128	—
Non-cash restructuring charges	4,420	—
Increase (decrease) in allowance for doubtful accounts	2,795	(4,841)
Deferred income taxes and other	(100,272)	(448)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	166,647	139,765
Inventories	(64,483)	(41,107)
Prepaid expenses and other current assets	(6,494)	(8,656)
Accounts payable	(1,836)	(17,106)
Accrued expenses	(28,259)	(54,285)
Income taxes payable	(2,715)	(8,650)
Net cash provided by operating activities	35,390	71,947
Investing Activities:
Additions to property, plant and equipment	(12,788)	(39,313)
Decrease in intangible and other assets	676	786
Misfit working capital settlement	—	788
Proceeds from the sale of property, plant and equipment	25	1,955
Net investment hedge settlement	—	752
Net cash used in investing activities	(12,087)	(35,032)
Financing Activities:
Acquisition of common stock	(907)	(6,418)
Distribution of noncontrolling interest earnings	(427)	(4,544)
Debt borrowings	766,048	424,800
Debt payments	(752,354)	(498,848)
Payment for shares of Fossil, S.L.	—	(8,657)
Debt issuance costs and other	(5,896)	62
Net cash provided by (used in) financing activities	6,464	(93,605)
Effect of exchange rate changes on cash and cash equivalents	(7,273)	(749)
Net increase (decrease) in cash and cash equivalents	22,494	(57,439)
Cash and cash equivalents:
Beginning of period	297,330	289,275
End of period	$319,824	$231,836

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1. FINANCIAL STATEMENT POLICIES
Basis of Presentation. The condensed consolidated financial statements include the accounts of Fossil Group, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”).
The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of July 1, 2017, and the results of operations for the thirteen-week periods ended July 1, 2017 (“Second Quarter”) and July 2, 2016 (“Prior Year Quarter”), respectively, and the twenty-six week periods ended July 1, 2017 (“Year To Date Period”) and July 2, 2016 (“Prior Year YTD Period”). All adjustments are of a normal, recurring nature.
These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K filed by the Company pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the fiscal year ended December 31, 2016 (the “2016 Form 10-K”). Operating results for the Second Quarter are not necessarily indicative of the results to be achieved for the full fiscal year.
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
Hedging Instruments. The Company is exposed to certain market risks relating to foreign exchange rates and interest rates. The Company actively monitors and attempts to mitigate but does not eliminate these exposures using derivative instruments including foreign exchange forward contracts ("forward contracts") and interest rate swaps. The Company’s foreign subsidiaries periodically enter into forward contracts to hedge the future payment of intercompany inventory transactions denominated in U.S. dollars. Additionally, the Company enters into forward contracts to manage fluctuations in Japanese yen exchange rates that will be used to settle future third-party inventory component purchases by a U.S. dollar functional currency subsidiary. If the Company was to settle its euro, Canadian dollar, British pound, Japanese yen, Mexican peso, Australian dollar and U.S dollar forward contracts as of July 1, 2017, the result would have been a net loss of approximately $5.8 million, net of taxes. This unrealized loss is recognized in other comprehensive income (loss), net of taxes on the Company's consolidated statements of income (loss) and comprehensive income (loss). Additionally, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the cash flows being hedged, any changes in fair value relating to the ineffective portion of these contracts would be recognized in other income (expense)-net on the Company's consolidated statements of income (loss) and comprehensive income (loss). Also, the Company has entered into an interest rate swap agreement to effectively convert portions of its variable rate debt obligations to a fixed rate. Changes in the fair value of the interest rate swap is recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity, and is recognized in interest expense in the period in which the payment is settled. To reduce exposure to changes in currency exchange rates adversely affecting the Company’s investment in foreign currency-denominated subsidiaries, the Company periodically enters into forward contracts designated as net investment hedges. Both realized and unrealized gains and losses from net investment hedges are recognized in the cumulative translation adjustment component of other comprehensive income (loss), and will be reclassified into earnings in the event the Company's underlying investments are liquidated or disposed. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. See “Note 10—Derivatives and Risk Management” for additional disclosures about the Company’s use of derivatives.
Operating Expenses. Operating expenses include selling, general and administrative expenses (“SG&A”), goodwill and trade name impairment and restructuring charges. SG&A expenses include selling and distribution expenses primarily consisting of sales and distribution labor costs, sales distribution center and warehouse facility costs, depreciation expense related to sales distribution and warehouse facilities, the four-wall operating costs of the Company’s retail stores, point-of-sale expenses, advertising expenses and art, design and product development labor costs. SG&A also includes general and administrative expenses primarily consisting of administrative support labor and “back office” or support costs such as treasury, legal, information services, accounting, internal audit, human resources, executive management costs and costs associated with stock-based compensation. Restructuring charges include costs to reorganize, refine and optimize the Company’s infrastructure as well as store closure expenses.
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
The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS (in thousands, except per share data):

	For the 13 Weeks Ended July 1, 2017	For the 13 Weeks Ended July 2, 2016	For the 26 Weeks Ended July 1, 2017	For the 26 Weeks Ended July 2, 2016
Numerator:
Net income (loss) attributable to Fossil Group, Inc.	$(344,712)	$6,021	$(392,898)	$11,814
Denominator:
Basic EPS computation:
Basic weighted average common shares outstanding	48,484	48,119	48,399	48,125
Basic EPS	$(7.11)	$0.13	$(8.12)	$0.25
Diluted EPS computation:
Basic weighted average common shares outstanding	48,484	48,119	48,399	48,125
Effect of stock options, stock appreciation rights, restricted stock units and performance restricted stock units	—	88	—	104
Diluted weighted average common shares outstanding	48,484	48,207	48,399	48,229
Diluted EPS	$(7.11)	$0.12	$(8.12)	$0.24
At the end of the Second Quarter and Year To Date Period, approximately 4.7 million and 4.1 million weighted shares issuable under stock-based awards, respectively, were not included in the diluted EPS calculation because they were antidilutive. The total antidilutive weighted shares included approximately 1.2 million and 1.1 million weighted performance-based shares at the end of the Second Quarter and Year To Date Period, respectively.
At the end of the Prior Year Quarter and Prior Year YTD Period, approximately 1.9 million and 1.7 million weighted shares issuable under stock-based awards, respectively, were not included in the diluted EPS calculation because they were antidilutive. Approximately 1.1 million weighted performance shares were not included in the diluted EPS calculation at the end of both the Prior Year Quarter and Prior Year YTD Period as the performance targets were not met.
Recently Issued Accounting Standards
In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"). ASU 2017-09 clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the modification. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted. The Company is still evaluating the effect of adopting ASU 2017-09.
In March 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities ("ASU 2017-08"). ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium. The amendment requires the premium to be amortized to the earliest call date. The guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those periods. Early adoption is permitted. This standard will not have a material impact on the Company’s consolidated results of operations or financial position.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB later amended ASU-2014-09 with the following:
•ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date

•	ASU 2016-08 Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)
•ASU 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing
•ASU 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients
•ASU 2016-20 Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers
The Company has performed a preliminary review of our core revenue streams including reviewing key contracts and comparing current accounting policies and practices to the new standard to identify potential differences that could arise from the application of ASU 2014-09. Based on these efforts, the Company currently anticipates that the performance obligations underlying its core revenue streams (i.e., its retail and standard wholesale businesses), and the timing of recognition thereof, will remain substantially unchanged. Revenues for these businesses are generated through the sale of finished products, and will continue to be generally recognized at the point in time when merchandise is transferred to the customer and in an amount that considers the impacts of estimated allowances. The Company is still evaluating the impact of adoption on ancillary transactions as well as finalizing our review of customer contracts. The standard will require additional disclosures about the nature of revenue as well as the judgment involved in the timing of revenue recognition. While early adoption is permitted, the Company will adopt ASU 2014-09 in the first quarter of fiscal 2018 and is still selecting a method of adoption.
Recently Adopted Accounting Standards
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). Under ASU 2017-04, goodwill impairment testing is done by comparing the fair value of the reporting unit to its carrying value. If the carrying amount exceeds the fair value, the Company would recognize an impairment charge for the amount that the reporting unit's carrying value exceeds the fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The Company concluded that ASU 2017-04 is preferable to the current guidance due to efficiency, since ASU 2017-04 eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. The Company early adopted ASU 2017-04 effective June 15, 2017 in conjunction with the interim impairment test of goodwill for all reporting units and goodwill impairment was recorded according to the new standard. The Company believes the adoption of ASU 2017-04 did not change the amount of impairment charges recorded in the Second Quarter. See “Note 2—Goodwill and Intangibles Impairment Charges” for additional information on our interim goodwill impairment test performed.
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

2. GOODWILL AND INTANGIBLES IMPAIRMENT CHARGES
The Company evaluates its goodwill and intangible assets for impairment on an annual basis, or as facts and circumstances warrant. At the end of the fiscal year 2016, the Company's market capitalization exceeded the carrying amount of its net assets by 23%. At the end of the first quarter of fiscal 2017, the Company experienced a decline in market capitalization and, as a result of the decline, the Company's market capitalization was 14% below the carrying amount of its net assets as of April 1, 2017. During the Second Quarter, the market capitalization continued to decline at which point the Company determined the decrease in stock price to be sustained and thus a strong indicator of impairment. Due to a change in key assumptions used in interim testing, including the decline in market capitalization and decline in sales projections, the Company believed that impairment of goodwill and trade names was probable as of June 15, 2017, and therefore performed interim tests for each reporting unit and trade name. Using a combination of discounted cash flow and guideline public company methodologies, the Company compared the fair value of each of its three reporting units with their fair value and concluded that goodwill was fully impaired. Accordingly, in the Second Quarter, the Company recognized a pre-tax impairment charge in operations of $202.3 million, $114.3 million and $42.9 million in the Americas, Europe and Asia segments, respectively.
The changes in the carrying amount of goodwill were as follows (in thousands):

	Americas	Europe	Asia	Total
Balance at December 31, 2016	$202,187	$110,291	$42,785	$355,263
Foreign currency changes	162	3,983	85	4,230
Impairment charges	(202,349)	(114,274)	(42,870)	$(359,493)
Balance at July 1, 2017	$—	$—	$—	$—
During the Second Quarter, the SKAGEN trade name with a carrying amount of $55.6 million was written down to its implied fair value of $27.3 million, resulting in a pre-tax impairment charge of $28.3 million, the MISFIT trade name with a carrying amount of $11.8 million was deemed not recoverable, resulting in a pre-tax impairment charge of $11.8 million and the MICHELE trade name with a carrying amount of $18.5 million was written down to its implied fair value of $10.9 million, resulting in a pre-tax impairment charge of $7.6 million. The fair values of the Company's indefinite-lived SKAGEN and MICHELE trade names were estimated using the relief from royalty method. The fair value of the Company's definite-lived MISFIT trade name was estimated using a discounted cash flow methodology. A reduction in expected future cash flows negatively affected the valuation compared to previous valuation assumptions.

3. INVENTORIES
Inventories consisted of the following (in thousands):

	July 1, 2017	December 31, 2016
Components and parts	$67,307	$49,438
Work-in-process	16,719	12,345
Finished goods	534,044	480,704
Inventories	$618,070	$542,487

4. WARRANTY LIABILITIES
The Company’s warranty liability is recorded in accrued expenses-other in the Company’s condensed consolidated balance sheets. Warranty liability activity consisted of the following (in thousands):

	For the 26 Weeks Ended July 1, 2017	For the 26 Weeks Ended July 2, 2016
Beginning balance	$15,421	$13,669
Settlements in cash or kind	(3,838)	(4,795)
Warranties issued and adjustments to preexisting warranties (1)	4,674	4,861
Ending balance	$16,257	$13,735
_______________________________________________
(1) Changes in cost estimates related to preexisting warranties are aggregated with accruals for new standard warranties issued and foreign currency changes.

5. INCOME TAXES
The Company’s income tax (benefit) expense and related effective rates were as follows (in thousands, except percentage data):

	For the 13 Weeks Ended July 1, 2017	For the 13 Weeks Ended July 2, 2016	For the 26 Weeks Ended July 1, 2017	For the 26 Weeks Ended July 2, 2016
Income tax (benefit) expense	$(96,296)	$3,499	$(97,516)	$6,778
Effective tax rate	21.9%	30.2%	20.0%	30.5%
The lower effective tax rate in the Second Quarter and the Year to Date Period as compared to the Prior Year Quarter and Prior Year YTD Period is primarily attributable to a low projected annual effective tax rate for the year, which is the result of the forecasted loss from the Company's U.S. operations which is tax-benefited at a higher tax rate than the tax rates used to calculate the tax expense on the profits from the Company's foreign operations. This positive impact was partially offset by the increased tax expense resulting from all of the foreign and some of the U.S. goodwill impairment charge being permanently nondeductible for tax purposes. In addition, the Company recorded tax expense resulting from the adoption of ASU 2016-09. See "Note 1-Financial Statement Policies" for additional disclosures about ASU 2016-09.
As of July 1, 2017, the total amount of unrecognized tax benefits, excluding interest and penalties, was $23.5 million, of which $20.5 million would favorably impact the effective tax rate in future periods, if recognized. The Company is subject to examinations in various state and foreign jurisdictions for its 2010-2016 tax years, none of which the Company believes are significant, individually or in the aggregate. Tax audit outcomes and timing of tax audit settlements are subject to significant uncertainty.
The Company has classified uncertain tax positions as long-term income taxes payable, unless such amounts are expected to be paid within twelve months of the condensed consolidated balance sheet date. As of July 1, 2017, the Company had recorded $3.4 million of unrecognized tax benefits, excluding interest and penalties, for positions that are expected to be settled within the next twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes receivable/payable. At July 1, 2017, the total amount of accrued income tax-related interest and penalties included in the condensed consolidated balance sheet was $2.9 million and $1.4 million, respectively. For the Second Quarter and Year To Date Period, the Company accrued income tax-related interest expense of $0.3 million and $0.5 million, respectively.
An increase in long-term deferred tax assets is mostly attributable to the future tax amortization of the tax basis in goodwill and trade names which were impaired for GAAP purposes, as well as an increased amount of net operating loss carry forwards.

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
At December 31, 2016 and July 1, 2017, all treasury stock had been effectively retired. As of July 1, 2017, the Company had $824.2 million of repurchase authorizations remaining under its combined repurchase programs. However, under the Company's credit agreement, the Company is restricted from making open market repurchases of its common stock.

The following tables reflect the Company’s common stock repurchase activity for the periods indicated (in millions):

			For the 13 Weeks Ended July 1, 2017		For the 13 Weeks Ended July 2, 2016
Fiscal Year Authorized	Dollar Value Authorized	Termination Date	Number of Shares Repurchased	Dollar Value Repurchased	Number of Shares Repurchased	Dollar Value Repurchased
2014	$1,000.0	December 2018	—	$—	—	$0.8
2010	$30.0	None	—	$—	—	$—

			For the 26 Weeks Ended July 1, 2017		For the 26 Weeks Ended July 2, 2016
Fiscal Year Authorized	Dollar Value Authorized	Termination Date	Number of Shares Repurchased	Dollar Value Repurchased	Number of Shares Repurchased	Dollar Value Repurchased
2014	$1,000.0	December 2018	—	$—	0.1	$5.2
2010	$30.0	None	—	$—	—	$—

Controlling and Noncontrolling Interest. The following tables summarize the changes in equity attributable to controlling and noncontrolling interest (in thousands):

	Fossil Group, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance at December 31, 2016	$1,006,236	$9,202	$1,015,438
Net income (loss)	(392,898)	3,010	(389,888)
Currency translation adjustment	26,856	—	26,856
Cash flow hedges - net change	(11,593)	—	(11,593)
Distribution of noncontrolling interest earnings	—	(427)	(427)
Acquisition of common stock	(907)	—	(907)
Stock-based compensation expense	15,335	—	15,335
Balance at July 1, 2017	$643,029	$11,785	$654,814

	Fossil Group, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance at January 2, 2016	$921,388	$11,155	$932,543
Net income	11,814	3,654	15,468
Currency translation adjustment	7,721	—	7,721
Cash flow hedges - net change	(6,101)	—	(6,101)
Pension plan activity	1,714	—	1,714
Common stock issued upon exercise of stock options	57	—	57
Tax expense derived from stock-based compensation	(1,389)	—	(1,389)
Distribution of noncontrolling interest earnings	—	(4,544)	(4,544)
Acquisition of common stock	(6,418)	—	(6,418)
Stock-based compensation expense	16,463	—	16,463
Balance at July 2, 2016	$945,249	$10,265	$955,514

7. EMPLOYEE BENEFIT PLANS
Stock-Based Compensation Plans. The following table summarizes stock options and stock appreciation rights activity during the Second Quarter:

Stock Options and Stock Appreciation Rights	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in Thousands)		(in Years)	(in Thousands)
Outstanding at April 1, 2017	2,273	$50.77	6.0	$117
Granted	—	—
Exercised	—	—		—
Forfeited or expired	(37)	79.66
Outstanding at July 1, 2017	2,236	50.29	5.8	—
Exercisable at July 1, 2017	871	$69.03	4.5	$—

The aggregate intrinsic value shown in the table above is before income taxes and is based on (i) the exercise price for outstanding and exercisable options/rights at July 1, 2017 and (ii) the fair market value of the Company’s common stock on the exercise date for options/rights that were exercised during the Second Quarter.
Stock Options and Stock Appreciation Rights Outstanding and Exercisable. The following tables summarize information with respect to stock options and stock appreciation rights outstanding and exercisable at July 1, 2017:

Cash Stock Appreciation Rights Outstanding				Cash Stock Appreciation Rights Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Number of Shares	Weighted- Average Exercise Price
	(in Thousands)		(in Years)	(in Thousands)
$29.78 - $47.99	61	$36.73	6.5	11	$36.73
Total	61	$36.73	6.5	11	$36.73

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Number of Shares	Weighted- Average Exercise Price
	(in Thousands)		(in Years)	(in Thousands)
$13.65 - $29.49	40	$14.40	1.5	40	$14.40
$29.78 - $47.99	81	36.92	1.7	81	36.92
$55.04 - $83.83	91	80.80	3.5	91	80.80
$95.91 - $131.46	130	127.97	4.4	130	127.97
Total	342	$80.35	3.2	342	$80.35

Stock Appreciation Rights Outstanding				Stock Appreciation Rights Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Number of Shares	Weighted- Average Exercise Price
	(in Thousands)		(in Years)	(in Thousands)
$13.65 - $29.49	101	$29.49	7.0	—	$—
$29.78 - $47.99	1,489	38.11	6.5	314	39.05
$55.04 - $83.83	134	78.96	4.8	97	79.73
$95.91 - $131.46	109	114.42	3.8	107	114.63
Total	1,833	$45.14	6.2	518	$62.26

Restricted Stock, Restricted Stock Units and Performance Restricted Stock Units. The following table summarizes restricted stock, restricted stock unit and performance restricted stock unit activity during the Second Quarter:

Restricted Stock, Restricted Stock Units and Performance Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in Thousands)
Nonvested at April 1, 2017	1,101	$37.16
Granted	1,816	16.50
Vested	(53)	30.82
Forfeited	(79)	24.30
Nonvested at July 1, 2017	2,785	$24.21

The total fair value of restricted stock and restricted stock units vested during the Second Quarter was approximately $0.7 million. Vesting of performance restricted stock units is based on achievement of sales growth and operating margin targets in relation to the performance of a certain identified peer group, particular sales growth in relation to a defined sales plan and achievement of succession plans for key talent.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables illustrate changes in the balances of each component of accumulated other comprehensive income (loss), net of taxes (in thousands):

	For the 13 Weeks Ended July 1, 2017
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Interest Rate Swaps	Pension Plan	Total
Beginning balance	$(91,472)	$8,390	$(41)	$(3,907)	$(87,030)
Other comprehensive income (loss) before reclassifications	16,461	(15,306)	(2)	—	1,153
Tax (expense) benefit	—	6,371	1	—	6,372
Amounts reclassed from accumulated other comprehensive income (loss)	—	1,367	(131)	—	1,236
Tax (expense) benefit	—	(628)	48	—	(580)
Total other comprehensive income (loss)	16,461	(9,674)	82	—	6,869
Ending balance	$(75,011)	$(1,284)	$41	$(3,907)	$(80,161)

	For the 13 Weeks Ended July 2, 2016
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Interest Rate Swaps	Pension Plan	Total
Beginning balance	$(64,486)	$(1,554)	$(1,457)	$(4,506)	$(72,003)
Other comprehensive income (loss) before reclassifications	(9,396)	8,738	(711)	—	(1,369)
Tax (expense) benefit	—	(3,576)	259	—	(3,317)
Amounts reclassed from accumulated other comprehensive income (loss)	104	928	(450)	—	582
Tax (expense) benefit	—	(263)	164	—	(99)
Total other comprehensive income (loss)	(9,500)	4,497	(166)	—	(5,169)
Ending balance	$(73,986)	$2,943	$(1,623)	$(4,506)	$(77,172)

	For the 26 Weeks Ended July 1, 2017
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Interest Rate Swaps		Pension Plan	Total
Beginning balance	$(101,867)	$10,693	$(343)		$(3,907)	$(95,424)
Other comprehensive income (loss) before reclassifications	26,856	(16,468)	225		—	10,613
Tax (expense) benefit	—	8,660	(82)		—	8,578
Amounts reclassed from accumulated other comprehensive income (loss)	—	6,920	(379)		—	6,541
Tax (expense) benefit	—	(2,751)	138		—	(2,613)
Total other comprehensive income (loss)	26,856	(11,977)	384	—	—	15,263
Ending balance	$(75,011)	$(1,284)	$41		$(3,907)	$(80,161)

	For the 26 Weeks Ended July 2, 2016
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Interest Rate Swaps	Pension Plan	Total
Beginning balance	$(81,707)	$8,114	$(693)	$(6,220)	$(80,506)
Other comprehensive income (loss) before reclassifications	7,825	(1,259)	(2,381)	2,010	6,195
Tax (expense) benefit	—	1,039	868	(296)	1,611
Amounts reclassed from accumulated other comprehensive income (loss)	104	7,267	(918)	—	6,453
Tax (expense) benefit	—	(2,316)	335	—	(1,981)
Total other comprehensive income (loss)	7,721	(5,171)	(930)	1,714	3,334
Ending balance	$(73,986)	$2,943	$(1,623)	$(4,506)	$(77,172)

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

Summary information by operating segment was as follows (in thousands):

	For the 13 Weeks Ended July 1, 2017		For the 13 Weeks Ended July 2, 2016
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
Americas	$288,804	$(166,500)	$345,187	$52,300
Europe	194,702	(86,805)	215,936	31,669
Asia	113,340	(35,658)	124,245	18,936
Corporate	—	(140,793)	—	(87,455)
Consolidated	$596,846	$(429,756)	$685,368	$15,450

	For the 26 Weeks Ended July 1, 2017		For the 26 Weeks Ended July 2, 2016
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
Americas	$566,347	$(140,819)	$680,997	$111,896
Europe	390,382	(73,191)	425,937	60,180
Asia	221,907	(24,701)	238,282	36,865
Corporate		(236,308)		(179,087)
Consolidated	$1,178,636	$(475,019)	$1,345,216	$29,854

The following tables reflect net sales for each class of similar products in the periods presented (in thousands, except percentage data):

	For the 13 Weeks Ended July 1, 2017		For the 13 Weeks Ended July 2, 2016
	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches	$469,461	78.6%	$517,602	75.5%
Leathers	69,597	11.7	93,152	13.6
Jewelry	44,285	7.4	56,752	8.3
Other	13,503	2.3	17,862	2.6
Total	$596,846	100.0%	$685,368	100.0%

	For the 26 Weeks Ended July 1, 2017		For the 26 Weeks Ended July 2, 2016
	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches	$919,231	78.0%	$1,014,085	75.4%
Leathers	142,286	12.1	185,657	13.8
Jewelry	92,171	7.8	111,472	8.3
Other	24,948	2.1	34,002	2.5
Total	$1,178,636	100.0%	$1,345,216	100.0%

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

As of July 1, 2017, the Company had the following outstanding forward contracts designated as cash flow hedges that were entered into to hedge the future payments of inventory transactions (in millions):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Euro	258.2	U.S. dollar	291.4
Canadian dollar	95.0	U.S. dollar	72.3
British pound	44.8	U.S. dollar	60.8
Japanese yen	4,622.3	U.S. dollar	42.4
Mexican peso	366.6	U.S. dollar	19.2
Australian dollar	22.3	U.S. dollar	17.0
U.S. dollar	45.8	Japanese yen	4,930.0
The Company is also exposed to interest rate risk related to its outstanding debt. To manage the interest rate risk related to its U.S.-based term loan (as amended and restated, the "Term Loan") which had an outstanding balance of $173.3 million net of debt issuance costs as of July 1, 2017, the Company entered into an interest rate swap agreement on July 26, 2013 with a term of approximately five years. The objective of this hedge is to offset the variability of future payments associated with interest rates on the Term Loan. The interest rate swap agreement hedges the 1-month London Interbank Offer Rate ("LIBOR") based variable rate debt obligations under the Term Loan. Under the terms of the swap, the Company pays a fixed interest rate of 1.288% per annum to the swap counterparty plus the LIBOR rate applicable margin of 3.50%. See “Note 14—Debt Activity” for additional disclosures about the Company’s Term Loan. The notional amount amortizes through May 17, 2018 and coincides with repayments on the underlying loan. The Company receives interest from the swap counterparty at a variable rate based on 1-month LIBOR. This hedge is designated as a cash flow hedge.
Non-designated Hedges. The Company also periodically enters into forward contracts to manage exchange rate risks associated with certain intercompany transactions and for which the Company does not elect hedge accounting treatment. As of July 1, 2017, the Company had non-designated forward contracts of approximately $2.4 million on 31.7 million rand associated with a South African rand-denominated foreign subsidiary. Changes in the fair value of derivatives not designated as hedging instruments are recognized in earnings when they occur.

The effective portion of gains and losses on cash flow hedges that were recognized in other comprehensive income (loss), net of taxes during the Second Quarter, Prior Year Quarter, Year To Date Period and Prior Year YTD Period are set forth below (in thousands):

	For the 13 Weeks Ended July 1, 2017	For the 13 Weeks Ended July 2, 2016
Cash flow hedges:
Forward contracts	$(8,935)	$5,162
Interest rate swaps	(1)	(452)
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$(8,936)	$4,710

	For the 26 Weeks Ended July 1, 2017	For the 26 Weeks Ended July 2, 2016
Cash flow hedges:
Forward contracts	$(7,808)	$(220)
Interest rate swaps	143	(1,513)
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$(7,665)	$(1,733)

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

Derivative Instruments	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	Effect of Derivative Instruments	For the 13 Weeks Ended July 1, 2017	For the 13 Weeks Ended July 2, 2016
Forward contracts designated as cash flow hedging instruments	Other income (expense)-net	Total gain (loss) reclassified from other comprehensive income (loss)	$739	$665
Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$50	$74
Interest rate swap designated as a cash flow hedging instrument	Interest expense	Total gain (loss) reclassified from other comprehensive income (loss)	$(83)	$(286)

Derivative Instruments	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	Effect of Derivative Instruments	For the 26 Weeks Ended July 1, 2017	For the 26 Weeks Ended July 2, 2016
Forward contracts designated as cash flow hedging instruments	Other income (expense)-net	Total gain (loss) reclassified from other comprehensive income (loss)	$4,169	$4,951
Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$77	$(157)
Interest rate swap designated as a cash flow hedging instrument	Interest expense	Total gain (loss) reclassified from other comprehensive income (loss)	$(241)	$(583)

The following table discloses the fair value amounts for the Company’s derivative instruments as separate asset and liability values, presents the fair value of derivative instruments on a gross basis, and identifies the line items in the condensed consolidated balance sheets in which the fair value amounts for these categories of derivative instruments are included (in thousands):

	Asset Derivatives				Liability Derivatives
	July 1, 2017		December 31, 2016		July 1, 2017		December 31, 2016
Derivative Instruments	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value
Forward contracts designated as cash flow hedging instruments	Prepaid expenses and other current assets	$4,143	Prepaid expenses and other current assets	$23,288	Accrued expenses- other	$9,199	Accrued expenses- other	$4,696
Forward contracts not designated as cash flow hedging instruments	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	—	Accrued expenses- other	2	Accrued expenses- other	2
Interest rate swap designated as a cash flow hedging instrument	Prepaid expenses and other current assets	123	Prepaid expenses and other current assets	—	Accrued expenses- other	59	Accrued expenses- other	613
Forward contracts designated as cash flow hedging instruments	Intangible and other assets-net	268	Intangible and other assets-net	5,648	Other long-term liabilities	3,464	Other long-term liabilities	268
Interest rate swap designated as a cash flow hedging instrument	Intangible and other assets-net	—	Intangible and other assets-net	73	Other long-term liabilities	—	Other long-term liabilities	—
Total		$4,534		$29,009		$12,724		$5,579

At the end of the Second Quarter, the Company had forward contracts designated as cash flow hedges with maturities extending through June 2019. As of July 1, 2017, an estimated net loss of $3.7 million is expected to be reclassified into earnings within the next twelve months at prevailing foreign currency exchange rates. See “Note 1—Financial Statement Policies” for additional disclosures on foreign currency hedging instruments.
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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of July 1, 2017 (in thousands):

	Fair Value at July 1, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Forward contracts	$—	$4,411	$—	$4,411
Deferred compensation plan assets:
Investment in publicly traded mutual funds	2,560	—	—	2,560
Interest rate swap	—	123	—	123
Total	$2,560	$4,534	$—	$7,094
Liabilities:
Forward contracts	$—	$12,665	—	$12,665
Interest rate swap	—	59	—	59
Total	$—	$12,724	$—	$12,724
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
As of July 1, 2017, debt, excluding unamortized debt issuance costs and capital leases, was recorded at cost and had a carrying value of $649.0 million and a fair value of approximately $636.0 million. The fair value of debt was obtained from a third-party based on observable market inputs.
The fair value of goodwill and trade names are measured on a non-recurring basis using Level 3 inputs, including forecasted cash flows, discounts rates and implied royalty rates.
During the Second Quarter, the Company fully impaired its goodwill balance and recorded pre-tax impairment charges of $202.3 million, $114.3 million and $42.9 million in the Americas, Europe and Asia segments, respectively.
During the Second Quarter, the SKAGEN trade name with a carrying amount of $55.6 million was written down to its implied fair value of $27.3 million, resulting in a pre-tax impairment charge of $28.3 million, the MISFIT trade name with a carrying amount of $11.8 million was deemed not recoverable, resulting in a pre-tax impairment charge of $11.8 million and the MICHELE trade name with a carrying amount of $18.5 million was written down to its implied fair value of $10.9 million, resulting in a pre-tax impairment charge of $7.6 million. Trade name impairment charges were recorded in the Corporate cost area. See “Note 2—Goodwill and Intangibles Impairment Charges” for additional disclosures about goodwill and trade name impairment.
In accordance with the provisions of ASC 360, Property, Plant and Equipment, property, plant and equipment-net with a carrying amount of $3.7 million related to retail store leasehold improvements and fixturing and related key money in the amount of $0.6 million were deemed not recoverable, resulting in an impairment charge of $4.3 million during the Year To Date Period.
The fair values of assets related to Company-owned retail stores were determined using Level 3 inputs. Of the $4.3 million impairment expense, $1.4 million, $1.3 million, and $0.4 million were recorded in restructuring charges in the Europe, Americas and Asia segments, respectively, and $0.8 million and $0.4 million were recorded in SG&A in the Europe and Asia segments, respectively.
During the Second Quarter, the Company recorded a pre-tax impairment charge of $1.6 million related to the write off of a cost method investment.

12. INTANGIBLE AND OTHER ASSETS

The following table summarizes intangible and other assets (in thousands):

		July 1, 2017		December 31, 2016
	Useful	Gross	Accumulated	Gross	Accumulated
	Lives	Amount	Amortization	Amount	Amortization
Intangibles-subject to amortization:
Trademarks	10 yrs.	$4,310	$3,562	$4,310	$3,443
Customer lists	5-10 yrs.	54,694	30,761	53,625	26,986
Patents	3-20 yrs.	2,325	2,116	2,325	2,099
Noncompete agreement	3-6 yrs.	2,535	1,956	2,505	1,662
Developed technology	7 yrs.	36,100	7,736	36,100	5,157
Trade name	6 yrs.	—	—	15,700	2,617
Other	7-20 yrs.	261	229	253	215
Total intangibles-subject to amortization		100,225	46,360	114,818	42,179
Intangibles-not subject to amortization:
Trade names		38,651		74,485
Other assets:
Key money deposits		27,325	23,472	26,948	22,038
Other deposits		19,322		19,344
Deferred compensation plan assets		2,560		2,385
Deferred tax asset-net		83,844		23,061
Restricted cash		362		500
Shop-in-shop		9,907	9,437	8,807	8,019
Interest rate swap		—		73
Long term tax receivable		6,929		—
Forward contracts		268		5,648
Investments		500		2,078
Other		4,787		4,582
Total other assets		155,804	32,909	93,426	30,057
Total intangible and other assets		$294,680	$79,269	$282,729	$72,236
Total intangible and other assets-net			$215,411		$210,493

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
Amortization expense for intangible assets was approximately $3.7 million and $3.8 million for the Second Quarter and Prior Year Quarter, respectively, and $7.4 million and $7.5 million for the Year To Date Period and Prior Year YTD Period, respectively. Estimated aggregate future amortization expense by fiscal year for intangible assets is as follows (in thousands):

Fiscal Year	Amortization Expense
2017 (remaining)	$6,049
2018	$11,828
2019	$11,499
2020	$10,975
2021	$7,146
2022	$6,251

13. COMMITMENTS AND CONTINGENCIES
Litigation. The Company is occasionally subject to litigation or other legal proceedings in the normal course of its business. The Company does not believe that the outcome of any currently pending legal matters, individually or collectively, will have a material effect on the business or financial condition of the Company.
14. DEBT ACTIVITY
On March 10, 2017, the Company entered into the Second Amendment to the Amended and Restated Credit Agreement (the “Second Amendment”). The Second Amendment reduced the revolving credit facility (the "Revolving Credit Facility") available under the Company’s existing credit amendment from $1.05 billion to $850.0 million. The Second Amendment also removed the incremental term loan that was available under the credit agreement, extended the maturity date of the credit agreement to May 17, 2019 and removed the Company’s ability to make offers to the lenders to extend the maturity date of the Term Loan or the Revolving Credit Facility. The Second Amendment also amended the repayment schedule for the Term Loan and requires the Company to make monthly payments on the last business day of each month beginning April 30, 2018. On and after April 1, 2018, interest on the Term Loan that is based upon the base rate will be due and payable in arrears on the last business day of each calendar month, and interest on the Term Loan that is based upon the LIBOR rate will be due and payable on the last day of the applicable interest period; provided, that if such interest period extends for over one month, then interest will be due and payable at the end of each one month interval during such interest period. The Second Amendment also amended the mandatory prepayment provisions under the credit agreement and provides that to the extent there are excess proceeds remaining from the issuance of debt by the Company following the repayment in full of the Term Loan, the Company will be required to repay the Revolving Credit Facility in the amount of such excess proceeds, with a corresponding permanent reduction in the Revolving Credit Facility in the amount of up to $50.0 million. In accordance with the Second Amendment, dividends paid from foreign subsidiaries to U.S. subsidiaries or Fossil Group, Inc., must first be used to repay the Term Loan and then up to $50.0 million of the Revolver.
The Second Amendment amended the applicable margin used to calculate the interest rate that is applicable to base rate loans and LIBOR rate loans under the Company’s credit agreement and provides that the interest rate margin for base rate loans is 2.50% per annum and the interest rate margin for LIBOR rate loans is 3.50% per annum. If the Term Loan has not been repaid in full on or prior to October 1, 2017, then on such date, the applicable margin will automatically increase to 2.75% per annum for base rate loans and 3.75% per annum for LIBOR rate loans; if the Term Loan has not been repaid in full on or prior to March 31, 2018, then on such date, the applicable margin will automatically increase to 3.25% per annum for base rate loans and 4.25% per annum for LIBOR rate loans. The Second Amendment also changed the commitment fee payable by the Company with respect to the Revolving Credit Facility to 0.50% per annum. The Company will incur an additional fee of 0.25% times the outstanding principal amount of the total credit exposure under the credit agreement if the Term Loan has not been repaid in full on or prior to March 31, 2018. Furthermore, the Second Amendment changed the consolidated total leverage ratio that the Company must comply with from 3.25 to 1.00 to the ratios as set forth below:

Period	Maximum Ratio
Second Amendment Effective Date through and including July 1, 2017	3.25 to 1.00
July 2, 2017 through and including September 30, 2017	3.50 to 1.00
October 1, 2017 through and including March 31, 2018	3.25 to 1.00
April 1, 2018 through and including September 29, 2018	3.50 to 1.00
September 30, 2018 and thereafter	3.25 to 1.00
The Company made principal payments of $6.3 million and $12.5 million under the Term Loan during the Second Quarter and Year To Date Period, respectively. The Company also made net borrowings of $35.7 million and $26.7 million under the Revolving Credit Facility during the Second Quarter and Year To Date Period, respectively. Borrowings were primarily used to fund normal operating expenses and capital expenditures. Amounts available under the Revolving Credit Facility are reduced by any amounts outstanding under standby letters of credit. As of July 1, 2017, the Company had available borrowing capacity of $79.1 million under the Revolving Credit Facility. The Company receives short-term loans from certain of its foreign subsidiaries at the end of each fiscal quarter which are used to reduce its external borrowings. These intercompany loans are repaid at the beginning of the following fiscal quarter. At the end of the Second Quarter, these intercompany loans totaled $254.8 million. The Company incurred approximately $2.3 million and $4.1 million of interest expense related to the Term Loan during the Second Quarter and Year To Date Period, respectively, including the impact of the related interest rate swap. The Company incurred approximately $7.5 million and $12.4 million of interest expense related to the Revolving Credit Facility during the Second Quarter and Year To Date Period, respectively. The Company incurred approximately $1.1 million and $1.8 million of interest expense related to the amortization of debt issuance costs during the Second Quarter and Year To Date Period, respectively.

15. RESTRUCTURING
The Company implemented a multi-year restructuring program that began in fiscal year 2016 called New World Fossil ("NWF"). As part of NWF, the Company targets to improve operating profit and support sales growth through a leaner infrastructure and an enhanced business model. The Company is working to achieve greater efficiencies from production to distribution through activities such as organizational changes, reducing its overall product assortment, optimizing its base cost structure and consolidating facilities. The Company also intends to build a quicker and more responsive operating platform. The Company is reducing its retail footprint to reflect the evolving shopping habits of today's consumer, which includes restructuring costs, such as store impairment, recorded lease obligations and termination fees and accelerated depreciation. Of the total estimated $150 million restructuring charges, approximately $27.8 million and $36.0 million were recorded during fiscal year 2016 and the Year To Date period, respectively. The Company estimates total fiscal year 2017 NWF restructuring charges of $45 million.

The following table shows a rollforward of the accrued liability related to the Company’s restructuring plan (in thousands):

	For the 13 Weeks Ended July 1, 2017
	Liabilities				Liabilities
	April 1, 2017	Charges	Cash Payments	Non-cash Items	July 1, 2017
Store closures	$5,501	$3,017	$1,060	$2,565	$4,893
Professional services	92	856	832	—	116
Severance and employee-related benefits	2,103	5,892	5,256	1,204	1,535
Total	$7,696	$9,765	$7,148	$3,769	$6,544

	For the 26 Weeks Ended July 1, 2017
	Liabilities				Liabilities
	December 31, 2016	Charges	Cash Payments	Non-cash Items	July 1, 2017
Store closures	$4,546	$5,741	$2,178	$3,216	$4,893
Professional services	794	1,430	2,108	—	116
Severance and employee-related benefits	—	28,878	26,139	1,204	1,535
Total	$5,340	$36,049	$30,425	$4,420	$6,544

Restructuring charges by operating segment were as follows (in thousands):

	For the 13 Weeks Ended July 1, 2017	For the 26 Weeks Ended July 1, 2017
Americas	$2,179	$7,796
Europe	2,160	7,682
Asia	3,353	8,139
Corporate	2,073	12,432
Consolidated	$9,765	$36,049

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of the financial condition and results of operations of Fossil Group, Inc. and its subsidiaries for the thirteen and twenty-six week periods ended July 1, 2017 (the “Second Quarter” and “Year To Date Period,” respectively) as compared to the thirteen and twenty-six week periods ended July 2, 2016 (the “Prior Year Quarter” and “Prior Year YTD Period,” respectively). This discussion should be read in conjunction with the condensed consolidated financial statements and the related notes thereto.
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
Domestically, we sell our products through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, Company-owned retail and outlet stores, mass market stores and through our FOSSIL® website. Our wholesale customer base includes, among others, Amazon, Best Buy, Dillard’s, JCPenney, Kohl’s, Macy’s, Neiman Marcus, Nordstrom, Saks Fifth Avenue, Target and Wal-Mart. In the United States, our network of Company-owned stores included 86 retail stores located in premier retail sites and 123 outlet stores located in major outlet malls as of July 1, 2017. In addition, we offer an extensive collection of our FOSSIL brand products on our website, www.fossil.com, as well as proprietary and licensed watch and jewelry brands through other managed and affiliated websites.
Internationally, our products are sold to department stores, specialty retail stores and specialty watch and jewelry stores in approximately 150 countries worldwide through 23 Company-owned foreign sales subsidiaries and through a network of approximately 80 independent distributors. Internationally, our network of Company-owned stores included 219 retail stores and 136 outlet stores as of July 1, 2017. Our products are also sold through licensed and franchised FOSSIL retail stores, retail concessions operated by us and kiosks in certain international markets. In addition, we offer an extensive collection of our FOSSIL brand products on our websites in certain countries.
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
Even in the currently challenging retail environment, we have continued to generate solid cash flows. Our cash and cash equivalents balance at the end of the Second Quarter was $319.8 million, including $318.0 million held in banks outside the

U.S., in comparison to cash and cash equivalents of $231.8 million at the end of the Prior Year Quarter and $297.3 million at the end of fiscal year 2016.
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

Results of Operations
Executive Summary. During the Second Quarter, net sales decreased 13% (12% in constant currency), as compared to the Prior Year Quarter, primarily driven by the traditional watch category and a weak performance in leathers. Wearables products continued to positively impact our sales trend and made up approximately 9% of our business compared with 7% in the first quarter of this year. The strength of our technology offerings continues to reaffirm our strategy in wearables, which we believe will be the catalyst for us to achieve stabilization and growth in the watch category over time.
During the Second Quarter, sales of FOSSIL branded products decreased 10% (9% in constant currency), as compared to the Prior Year Quarter, primarily driven by a decline in leathers. During the Second Quarter, sales of FOSSIL watches increased slightly, with growth in wearables offsetting the decline in traditional watches. Working with celebrity influencers as brand ambassadors such as Kristen Bell, Austin Mahone, Leslie Odom Jr. and Yara Shahidi enables us to reach new customers that are not familiar with the brand or the functionality of the Fossil Q assortment. At the same time, the campaign has provided an opportunity to reintroduce customers to the FOSSIL brand, showing them sophisticated functionality not previously available in fashion accessories.
Second Quarter performance for both FOSSIL and SKAGEN reflected a softer wholesale environment and weaker traffic in the retail space. Sales of our SKAGEN branded products decreased 11% (9% constant currency) as compared to the Prior Year Quarter, with declines in all product categories. Growth in SKAGEN connected watches partially offset the decline in SKAGEN traditional watches.
Our multi-brand global watch portfolio decreased 9% (8% in constant currency) during the Second Quarter as compared to the Prior Year Quarter, representing decreases in the majority of the brands in our portfolio. A strong performance in our wearables products, particularly smartwatches, was offset by declines in traditional watches.
We remain on track to double our wearables sku count to nearly 300 this year and will add five more brands onto our wearables platform. The addition of technology and new functionality in our watches has enabled us to expand our addressable market and work with new wholesale partners in the consumer electronics channel. While we continue to make progress expanding into this channel, we did not achieve our targeted penetration level during the Second Quarter. Commitments for our planned new product launches later this year are being finalized as we anticipate bringing the first lifestyle fashion brands to this channel in a very meaningful way.
The following table presents as reported and constant currency net sales percentage change information by brand for the Second Quarter as compared to the Prior Year Quarter:

	Growth Percentage

Brand	As Reported	Constant Currency
FOSSIL	(10.3)%	(9.1)%
SKAGEN	(11.0)	(9.4)
Global comparable retail sales (including e-commerce) decreased 11% during the Second Quarter, compared to comparable retail sales of -1% in the Prior Year Quarter, due to further declines in retail store traffic trends partially offset by continued growth in e-commerce. During the Second Quarter, we improved conversion in our retail stores through promotions, but not enough to overcome the negative traffic we experienced in all regions. During the Second Quarter, our comparable e-commerce sales increased 8% compared to the Prior Year Quarter, with increases in the Americas offsetting declines in Asia.
Our focus for the year continues to be on executing against our New World Fossil ("NWF") initiative, driving growth in our core watch business and advancing our wearable products with an expanded offering across additional brands. In our NWF initiative, we are trying to build a more nimble and responsive operating platform, capable of better serving our customers and competing in the new retail environment. To date, we have driven savings by better leveraging our scale and significant volumes across all of our brands to source improved costs on everything from materials, to production, to freight costs. Our design to value efforts are yielding better product costs as we prioritize design features that consumers value most and eliminate other costly features not as highly valued, all while still developing on-trend, compelling products.
Within our organizational structure, we have driven savings by operating with a leaner and more efficient infrastructure, while directing our resources to the areas of the business that represent the greatest opportunity to drive growth. Store closures are driving savings this year and will remain a focus for us as we look to exit underperforming locations, primarily through natural lease expirations.
We are also working to ensure that we have the proper capital structure needed to support our long-term financial objectives. We are taking the necessary steps to strengthen our financial position to further enable us to execute our strategies well into the future and position our business model for continued strong cash flow generation.
During the Second Quarter as compared to the Prior Year Quarter, gross profit decreased due to lower sales and a decreased margin rate. The decrease in gross margin rate was primarily driven by lower retail margins due to increased promotional activity in outlets and the e-commerce channel, as well as an increased mix toward lower margin connected product. The gross margin rate was also negatively impacted by an unfavorable currency impact of approximately 60 basis points. An increased international sales mix and product cost benefits generated from our NWF supply chain initiatives partially offset those headwinds.
During the Second Quarter, due to the sustained declines in our market capitalization and sales trends, we recorded $359 million of goodwill impairment and $48 million of impairment related to writing down our SKAGEN, MISFIT and MICHELE trade names. As a result, operating expenses for the Second Quarter increased to $731 million including the $407 million of non-cash intangible asset impairment charges and $10 million of restructuring costs associated with our NWF initiative. Other income decreased as a result of less foreign currency gains during the Second Quarter as compared to the Prior Year Quarter. The tax benefit in the Second Quarter was negatively impacted by the decreased effective tax rate in the Second Quarter as compared to the Prior Year Quarter. During the Second Quarter, our financial performance resulted in a loss of $7.11 per diluted share.
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

Quarterly Periods Ended July 1, 2017 and July 2, 2016
Consolidated Net Sales. Net sales decreased $88.6 million or 12.9% (11.7% in constant currency), for the Second Quarter as compared to the Prior Year Quarter. Global watch sales decreased $48.2 million or 9.3% (8.1% in constant currency) driven by declines in traditional watches partially offset by increases in connected watches. During the Second Quarter, our leathers products decreased $23.6 million or 25.3% (24.4% in constant currency) primarily as a result of the product assortment not resonating well with consumers and our jewelry business decreased $12.5 million or 22.0% (20.1% in constant currency).
Net sales information by product category is summarized as follows (dollars in millions):

	For the 13 Weeks Ended July 1, 2017		For the 13 Weeks Ended July 2, 2016
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$469.4	78.6%	$517.6	75.5%	$(48.2)	(9.3)%	(8.1)%
Leathers	69.6	11.7	93.2	13.6	(23.6)	(25.3)	(24.4)
Jewelry	44.3	7.4	56.8	8.3	(12.5)	(22.0)	(20.1)
Other	13.5	2.3	17.8	2.6	(4.3)	(24.2)	(23.0)
Total	$596.8	100.0%	$685.4	100.0%	$(88.6)	(12.9)%	(11.7)%
In the Second Quarter, the translation of foreign-based net sales into U.S. dollars decreased reported net sales by approximately $8.3 million, including unfavorable impacts of $6.4 million, $1.4 million and $0.5 million in our Europe, Americas and Asia segments, respectively, when compared to the Prior Year Quarter.
The following table sets forth consolidated net sales by segment (dollars in millions):

	For the 13 Weeks Ended July 1, 2017		For the 13 Weeks Ended July 2, 2016		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Americas	$288.8	48.4%	$345.2	50.4%	$(56.4)	(16.3)%	(15.9)%
Europe	194.7	32.6	215.9	31.5	(21.2)	(9.8)	(6.9)
Asia	113.3	19.0	124.3	18.1	(11.0)	(8.8)	(8.4)
Total	$596.8	100.0%	$685.4	100.0%	$(88.6)	(12.9)%	(11.7)%
Americas Net Sales. Americas net sales decreased $56.4 million or 16.3% (15.9% in constant currency), during the Second Quarter in comparison to the Prior Year Quarter. During the Second Quarter, watches decreased $34.7 million or 13.4% (12.9% in constant currency), while our leathers business decreased $13.8 million or 23.7% (23.3% in constant currency) and our jewelry category decreased $5.4 million or 26.9% (26.4% in constant currency). Sales declines in the U.S. and Canada were partially offset by growth in Mexico. During the Second Quarter, all brands in the portfolio declined driven by decreases in traditional watches that were partially offset by increases in connected watches, with the strongest performance coming from MICHAEL KORS ACCESS and FOSSIL connected watches. Both wholesale and retail sales declined at similar rates. Comparable retail sales declined moderately in the region with negative comparable store sales partially offset by moderate increases in comparable sales in our e-commerce business.

The following table sets forth product net sales for the Americas segment on a reported and constant currency basis (dollars in millions):

	For the 13 Weeks Ended July 1, 2017	For the 13 Weeks Ended July 2, 2016
			Growth (Decline)
	Net Sales	Net Sales	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$225.1	$259.8	$(34.7)	(13.4)%	(12.9)%
Leathers	44.5	58.3	(13.8)	(23.7)	(23.3)
Jewelry	14.7	20.1	(5.4)	(26.9)	(26.4)
Other	4.5	7.0	(2.5)	(35.7)	(34.3)
Total	$288.8	$345.2	$(56.4)	(16.3)%	(15.9)%

Europe Net Sales. Europe net sales decreased $21.2 million or 9.8% (6.9% in constant currency) during the Second Quarter in comparison to the Prior Year Quarter. Watches declined $10.0 million or 6.4% (3.4% in constant currency), Jewelry declined $5.5 million or 16.6% (13.6% in constant currency) and our leathers business decreased $4.0 million or 21.9% (19.1% in constant currency) in the Second Quarter. During the Second Quarter, nearly all brands in the portfolio declined driven by decreases in traditional watches that were partially offset by increases in connected watches. Within the region, sales growth in ARMANI EXCHANGE was offset by declines in the other brands in the portfolio. In FOSSIL, smart watches drove an overall increase in the watch category for the brand. Modest growth in Spain was offset by declines in the Middle East, U.K. and France. Both wholesale and retail channels decreased at similar rates. Comparable retail sales were moderately negative during the Second Quarter, with negative comparable sales in the leathers and jewelry categories partially offset by positive comparable sales in our watch category. The following table sets forth product net sales for the Europe segment on a reported and constant currency basis (dollars in millions):

	For the 13 Weeks Ended July 1, 2017	For the 13 Weeks Ended July 2, 2016
			Growth (Decline)
	Net Sales	Net Sales	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$147.1	$157.1	$(10.0)	(6.4)%	(3.4)%
Leathers	14.3	18.3	(4.0)	(21.9)	(19.1)
Jewelry	27.6	33.1	(5.5)	(16.6)	(13.6)
Other	5.7	7.4	(1.7)	(23.0)	(21.6)
Total	$194.7	$215.9	$(21.2)	(9.8)%	(6.9)%

Asia Net Sales. Net sales in Asia decreased $11.0 million or 8.8% (8.4% in constant currency), including decreases in watches, leathers and jewelry. Constant currency growth in India and China was offset by declines in Australia, Japan and most other markets. During the Second Quarter as compared to the Prior Year Quarter, our leathers category decreased $5.7 million or 34.3% (33.7% in constant currency), our watch category decreased $3.4 million or 3.4% (3.1% in constant currency) and our jewelry category decreased $1.7 million or 47.2% (44.4% in constant currency). In the watch category, declines in traditional watches were partially offset by connected watches. Comparable retail sales in the region decreased moderately driven by decreases in our leathers and jewelry categories partially offset by an increase in watches.

The following table sets forth product net sales for the Asia segment on a reported and constant currency basis (dollars in millions):

	For the 13 Weeks Ended July 1, 2017	For the 13 Weeks Ended July 2, 2016
			Growth (Decline)
	Net Sales	Net Sales	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$97.3	$100.7	$(3.4)	(3.4)%	(3.1)%
Leathers	10.9	16.6	(5.7)	(34.3)	(33.7)
Jewelry	1.9	3.6	(1.7)	(47.2)	(44.4)
Other	3.2	3.4	(0.2)	(5.9)	(2.9)
Total	$113.3	$124.3	$(11.0)	(8.8)%	(8.4)%

The following table sets forth the number of stores by concept on the dates indicated below:

	July 1, 2017				July 2, 2016
	Americas	Europe	Asia	Total	Americas	Europe	Asia	Total
Full price accessory	114	112	61	287	126	124	69	319
Outlets	137	74	48	259	155	73	45	273
Full priced multi-brand	—	8	10	18	—	7	16	23
Total stores	251	194	119	564	281	204	130	615
During the Second Quarter, we opened 5 new stores and closed 12 stores.
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
Gross Profit. Gross profit of $301.3 million in the Second Quarter decreased 15.3% in comparison to $355.8 million in the Prior Year Quarter driven by lower sales and decreased margin rates. Gross profit margin rate decreased 140 basis points to 50.5% in the Second Quarter compared to 51.9% in the Prior Year Quarter. The gross margin rate decline was primarily driven by lower retail margins due to increased promotional activity in our outlets and e-commerce business, as well as an increased mix toward lower margin connected products. The gross margin rate was also negatively impacted by an unfavorable currency impact of approximately 60 basis points. These margin rate headwinds were partially offset by margin improvement initiatives and a higher mix of international sales.
Operating Expenses. Total operating expenses in the Second Quarter increased by $390.8 million or 114.8% to $731.1 million compared to $340.3 million in the Prior Year Quarter. In the Second Quarter, due to the sustained declines in our market capitalization and sales trends, we performed interim impairment tests on goodwill and trade names, resulting in impairment expenses of $359.5 million and $47.6 million, respectively. For additional information, please refer to "Note 2 — Goodwill and Intangible Impairment Charges" to the condensed consolidated financial statements. During the Second Quarter, we also incurred restructuring costs of $9.8 million under our NWF initiative.
In the Second Quarter, SG&A expenses were $26.1 million lower compared to the Prior Year Quarter due to lower infrastructure and store costs driven by NWF. The translation of foreign-denominated expenses during the Second Quarter decreased operating expenses by approximately $3.7 million as a result of the stronger U.S. dollar. As a percentage of net sales, SG&A expenses increased to 52.6% in the Second Quarter as compared to 49.7% in the Prior Year Quarter.
Consolidated Operating Income (Loss). Operating income (loss) decreased to $(429.8) million in the Second Quarter as compared to $15.5 million in the Prior Year Quarter, primarily driven by non-cash intangible impairment charges of $407.1 million and also by both decreased sales and gross margin rate. As a percentage of net sales, operating margin (loss) was (72.0%) in the Second Quarter compared to 2.3% in the Prior Year Quarter. Operating margin rate in the Second Quarter included a negative impact of approximately 170 basis points due to changes in foreign currencies. During the Second Quarter as compared to the Prior Year Quarter, we faced continued retail pressure, most significantly in our traditional business in all segments. Our gross margin rate was negatively impacted by promotional activity in our outlets and e-commerce business to drive sales, but despite the promotional activity, we were unable to fully offset negative retail traffic trends. Additionally, the gross margin rate was negatively impacted by an increased mix toward lower margin connected products in all segments. During the Second Quarter, operating expenses increased primarily due to non-cash impairment charges recorded on our goodwill in the Americas, Europe and Asia segments and trade names in corporate costs. During the Second Quarter, restructuring costs incurred under our NWF plan were more than offset by lower infrastructure costs and a reduction in store expenses.
Operating income (loss) by segment is summarized as follows (dollars in millions):

	For the 13 Weeks Ended July 1, 2017	For the 13 Weeks Ended July 2, 2016	Growth (Decline)		Operating Margin %
			Dollars	Percentage	2017	2016
Americas	$(166.5)	$52.3	$(218.8)	(418.4)%	(57.7)%	15.2%
Europe	(86.8)	31.7	(118.5)	(373.8)	(44.6)	14.7
Asia	(35.7)	19.0	(54.7)	(287.9)	(31.5)	15.2
Corporate	(140.8)	(87.5)	(53.3)	60.9
Total operating income (loss)	$(429.8)	$15.5	$(445.3)	(2,872.9)%	(72.0)%	2.3%
Interest Expense. Interest expense increased by $5.2 million during the Second Quarter as a result of higher interest rate spreads due to our amended credit facility.
Other Income (Expense)-Net. During the Second Quarter, other income (expense)-net decreased by $0.5 million to $2.0 million in comparison to the Prior Year Quarter. This change was primarily driven by less favorable foreign currency activity compared to the Prior Year Quarter.
Provision for Income Taxes. Income tax benefit for the Second Quarter was $96.3 million, resulting in an effective income tax rate of 21.9%. For the Prior Year Quarter, income tax expense was $3.5 million, resulting in an effective income tax rate of 30.2%. The lower effective tax rate in the Second Quarter as compared to the Prior Year Quarter was primarily attributable to a low projected annual effective tax rate for the year, which is the result of the forecasted loss from U.S. operations which is tax-benefited at a higher tax rate than the tax rates used to calculate the tax expense on the profits from foreign operations. This positive impact was partially offset by the increased tax expense resulting from all of the foreign and some of the U.S. goodwill impairment charge being permanently nondeductible for tax purposes. In addition, we recorded tax expense resulting from the adoption of ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.
Additionally, income taxes are provided for under the asset and liability method for temporary differences in the recognition of assets and liabilities recognized for income tax and GAAP purposes. Deferred tax assets are periodically assessed for the likelihood of whether they are more likely than not to be realized. We have previously established a valuation allowance in those jurisdictions where we believe recovery is not more likely than not, which generally increases tax expense in the period such determination is made.  For those jurisdictions with deferred tax assets not currently subject to a valuation allowance, including the U.S., we have determined that the realization of deferred tax assets continues to be more likely than not. However, due to the recent decline in sales trends and market capitalization, we will continue to closely monitor the realizability of deferred tax assets by jurisdiction in future periods.
Net Income (Loss) Attributable to Fossil Group, Inc. Second Quarter net income (loss) attributable to Fossil Group, Inc. decreased to $(344.7) million, or ($7.11) per diluted share, in comparison to $6.0 million, or $0.12 per diluted share, in the Prior Year Quarter. Diluted earnings (loss) per share in the Second Quarter as compared to the Prior Year Quarter included non-cash intangible asset impairment charges of $6.50 and a restructuring charge of $0.13 per diluted share. The tax benefit in the Second Quarter was negatively impacted by the decreased effective tax rate in the Second Quarter as compared to the Prior Year Quarter. The translation impact of a stronger U.S. dollar decreased diluted earnings per share by approximately $0.08 year-over-year.

Fiscal Year To Date Periods Ended July 1, 2017 and July 2, 2016
Consolidated Net Sales. Net sales decreased $166.6 million or 12.4% (11.1% in constant currency), for the Year To Date Period as compared to the Prior Year YTD Period. Global watch sales decreased $94.9 million or 9.4% (8.1% in constant currency) driven by declines in traditional watches partially offset by increases in connected watches. Our leathers category decreased $43.3 million or 23.3% (22.5% in constant currency) primarily as a result of the product assortment not resonating well with consumers, and our jewelry product category decreased $19.3 million or 17.3% (15.2% in constant currency) during the Year To Date Period as compared to the Prior Year YTD Period. Global comparable retail sales decreased 11% for the Year To Date Period with declines in all product categories.
Net sales information by product category is summarized as follows (dollars in millions):

	For the 26 Weeks Ended July 1, 2017		For the 26 Weeks Ended July 2, 2016		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$919.2	78.0%	$1,014.1	75.4%	$(94.9)	(9.4)%	(8.1)%
Leathers	142.3	12.1	185.6	13.8	(43.3)	(23.3)	(22.5)
Jewelry	92.2	7.8	111.5	8.3	(19.3)	(17.3)	(15.2)
Other	24.9	2.1	34.0	2.5	(9.1)	(26.8)	(25.6)
Total	$1,178.6	100.0%	$1,345.2	100.0%	$(166.6)	(12.4)%	(11.1)%
In the Year To Date Period, the translation of foreign-based net sales into U.S. dollars decreased reported net sales by approximately $16.8 million, including unfavorable impacts of $14.7 million and $2.3 million in our Europe and Americas segments, respectively, partially offset by favorable impacts of $0.2 million in Asia compared to the Prior Year YTD Period.
The following table sets forth consolidated net sales by segment (dollars in millions):

	For the 26 Weeks Ended July 1, 2017		For the 26 Weeks Ended July 2, 2016		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Americas	$566.3	48.1%	$681.0	50.6%	$(114.7)	(16.8)%	(16.5)%
Europe	390.4	33.1	425.9	31.7	(35.5)	(8.3)	(4.9)
Asia	221.9	18.8	238.3	17.7	(16.4)	(6.9)	(7.0)
Total	$1,178.6	100.0%	$1,345.2	100.0%	$(166.6)	(12.4)%	(11.1)%

Americas Net Sales. For the Year To Date Period, Americas net sales decreased $114.7 million or 16.8% (16.5% in constant currency), compared to the Prior Year YTD Period. During the Year To Date Period, watches decreased $71.0 million or 13.9% (13.5% in constant currency). Our leathers and jewelry categories also declined $28.8 million or 24.6% (24.4% in constant currency) and $10.2 million or 24.5% (24.8% in constant currency), respectively. Sales declined in the U.S. and Canada and were flat in Mexico (increased in constant currency). During the Year To Date Period, nearly all brands in the portfolio declined driven by decreases in traditional watches that were partially offset by increases in connected watches, with the strongest performance coming from MICHAEL KORS ACCESS and FOSSIL connected watches. Both wholesale and retail sales declined at similar rates. Comparable retail sales declined moderately in the region with negative comparable store sales partially offset by moderate increases in comparable sales in our e-commerce business.
The following table sets forth product net sales for the Americas segment on a reported and constant currency basis (dollars in millions):

	For the 26 Weeks Ended July 1, 2017	For the 26 Weeks Ended July 2, 2016
			Growth (Decline)
	Net Sales	Net Sales	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$438.8	$509.8	$(71.0)	(13.9)%	(13.5)%
Leathers	88.3	117.1	(28.8)	(24.6)	(24.4)
Jewelry	31.4	41.6	(10.2)	(24.5)	(24.8)
Other	7.8	12.5	(4.7)	(37.6)	(36.0)
Total	$566.3	$681.0	$(114.7)	(16.8)%	(16.5)%

Europe Net Sales. For the Year To Date Period, Europe net sales decreased $35.5 million or 8.3% (4.9% in constant currency), compared to the Prior Year YTD Period. Watches declined $16.4 million or 5.3% (1.9% in constant currency) and our leathers and jewelry categories declined $7.5 million or 19.5% (16.1% in constant currency) and $7.4 million or 11.5% (7.9% in constant currency), respectively. During the Year To Date Period, nearly all brands in the portfolio declined driven by decreases in traditional watches that were partially offset by increases in connected watches. Modest growth in Spain was offset by declines in the Middle East, U.K., France and most other markets. Both wholesale and retail channels decreased at similar rates. Comparable retail sales were moderately negative during the Year To Date Period with negative comparable sales in the leathers and jewelry categories partially offset by positive comparable sales in our watch category.
The following table sets forth product net sales for the Europe segment on a reported and constant currency basis (dollars in millions):

	For the 26 Weeks Ended July 1, 2017	For the 26 Weeks Ended July 2, 2016
			Growth (Decline)
	Net Sales	Net Sales	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$291.3	$307.7	$(16.4)	(5.3)%	(1.9)%
Leathers	30.9	38.4	(7.5)	(19.5)	(16.1)
Jewelry	57.1	64.5	(7.4)	(11.5)	(7.9)
Other	11.1	15.3	(4.2)	(27.5)	(24.8)
Total	$390.4	$425.9	$(35.5)	(8.3)%	(4.9)%

Asia Net Sales. For the Year To Date Period, Asia net sales decreased $16.4 million or 6.9% (7.0% in constant currency), compared to the Prior Year YTD Period. Watch sales decreased $7.5 million or 3.8% (3.9% in constant currency), leathers declined $7.0 million or 23.3% (23.3% in constant currency) and jewelry declined $1.7 million or 31.5% (31.5% in constant currency). Constant currency growth in India and China was offset by declines in Japan, Australia and most other markets. Comparable retail sales in the region decreased moderately with negative comparable sales in the leathers and jewelry categories partially offset by positive comparable sales in our watch category for the Year To Date Period.

The following table sets forth product net sales for the Asia segment on a reported and constant currency basis (dollars in millions):

	For the 26 Weeks Ended July 1, 2017	For the 26 Weeks Ended July 2, 2016
			Growth (Decline)
	Net Sales	Net Sales	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$189.1	$196.6	$(7.5)	(3.8)%	(3.9)%
Leathers	23.1	30.1	(7.0)	(23.3)	(23.3)
Jewelry	3.7	5.4	(1.7)	(31.5)	(31.5)
Other	6.0	6.2	(0.2)	(3.2)	(1.6)
Total	$221.9	$238.3	$(16.4)	(6.9)%	(7.0)%

Gross Profit. For the Year To Date Period, gross profit margin decreased 220 basis points to 50.1% compared to 52.3% in the Prior Year YTD Period. The decreased gross profit margin was primarily driven by the same factors impacting the Second Quarter, including an unfavorable currency impact of approximately 60 basis points.
Operating Expenses. For the Year To Date Period, operating expenses were $1.1 billion compared to $674.2 million in the Prior Year YTD Period. In the Second Quarter, due to the sustained declines in our market capitalization and sales trends, we performed interim impairment tests on goodwill and trade names, resulting in impairment expenses of $359.5 million and $47.6 million, respectively. For additional information, please refer to "Note 2 - Goodwill and Intangible Impairment Charges" to the condensed consolidated financial statements. During the Year To Date Period, we incurred restructuring costs of $36.0 million under our NWF initiative. SG&A expenses were lower compared to the Prior Year YTD Period due to lower infrastructure and store costs driven by NWF and reduced marketing expenses. The translation of foreign-denominated expenses during the Year To Date Period decreased operating expenses by approximately $7.5 million as a result of the stronger U.S. dollar. As a percentage of net sales, SG&A expenses increased to 52.8% in the Year To Date Period as compared to 50.1% in the Prior Year YTD Period.
Consolidated Operating Income (Loss). Operating income (loss) decreased to $(475.0) million in the Year To Date Period as compared to $29.9 million in the Prior Year YTD Period, primarily driven by non-cash intangible impairment charges of $407.1 million and also by decreased sales and gross margin rate. As a percentage of net sales, operating margin was (40.3)% in the Year To Date Period as compared to 2.2% in the Prior Year YTD Period and was negatively impacted by approximately 130 basis points due to changes in foreign currencies. During the Year To Date Period as compared to the Prior Year YTD Period, we faced continued retail pressure, most significantly in our traditional business in all segments. Our gross margin rate was negatively impacted by promotional activity in our retail locations to drive sales, but despite the promotional activity, we were unable to fully offset negative retail traffic trends. Additionally, the gross margin rate was negatively impacted by an increased mix toward lower margin connected products in all segments. Operating expenses increased significantly, primarily due to non-cash impairment charges recorded on our goodwill in the Americas, Europe and Asia segments and trade names in corporate costs. Restructuring charges were more than offset by savings in our infrastructure, store costs and marketing expenses.
Operating income (loss) by segment is summarized as follows (dollars in millions):

	For the 26 Weeks Ended July 1, 2017	For the 26 Weeks Ended July 2, 2016	Growth (Decline)		Operating Margin %
			Dollars	Percentage	2017	2016
Americas	$(140.8)	$111.9	$(252.7)	(225.8)%	(24.9)%	16.4%
Europe	(73.2)	60.2	(133.4)	(221.6)	(18.7)	14.1
Asia	(24.7)	36.9	(61.6)	(166.9)	(11.1)	15.5
Corporate	(236.3)	(179.1)	(57.2)	31.9
Total operating income (loss)	$(475.0)	$29.9	$(504.9)	(1,688.6)%	(40.3)%	2.2%
Interest Expense. Interest expense increased by $7.6 million during the Year To Date Period as a result of higher interest rate spreads due to our amended credit facility.

Other Income (Expense)-Net. During the Year To Date Period, other income (expense)-net increased by $2.8 million to $7.6 million in comparison to the Prior Year YTD Period. This change was largely driven by favorable foreign currency activity compared to the Prior Year YTD Period.
Provision for Income Taxes. Income tax benefit for the Year To Date Period was $97.5 million, resulting in an effective income tax rate of 20.0%. For the Prior Year YTD Period, income tax expense was $6.8 million, resulting in an effective income tax rate of 30.5%. The lower effective tax rate in the Year to Date Period as compared to the Prior Year YTD Period is primarily attributable to a low projected annual effective tax rate for the year, which is the result of the forecasted loss from U.S. operations which is tax-benefited at a higher tax rate than the tax rates used to calculate the tax expense on the profits from foreign operations. This positive impact was partially offset by the increased tax expense resulting from all of the foreign and some of the U.S. goodwill impairment charge being permanently nondeductible for tax purposes. In addition, we recorded tax expense resulting from the adoption of ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.
Additionally, income taxes are provided for under the asset and liability method for temporary differences in the recognition of assets and liabilities recognized for income tax and GAAP purposes. Deferred tax assets are periodically assessed for the likelihood of whether they are more likely than not to be realized. We have previously established a valuation allowance in those jurisdictions where we believe recovery is not more likely than not, which generally increases tax expense in the period such determination is made.  For those jurisdictions with deferred tax assets not currently subject to a valuation allowance, including the U.S., we have determined that the realization of deferred tax assets continues to be more likely than not. However, due to the recent decline in sales trends and market capitalization, we will continue to closely monitor the realizability of deferred tax assets by jurisdiction in future periods.
Net Income (Loss) Attributable to Fossil Group, Inc. Year To Date Period net income (loss) attributable to Fossil Group, Inc. decreased to $(392.9) million, or $(8.12) per diluted share, in comparison to $11.8 million, or $0.24 per diluted share, in the Prior Year YTD Period, primarily due to a $(6.51) per diluted share impact of intangible impairment charges recorded during the Year To Date Period. Diluted earnings (loss) per share in the Year To Date Period as compared to the Prior Year YTD Period also included a $0.48 decrease due to restructuring costs incurred in the Year To Date Period. The tax benefit in the Year To Date Period was negatively impacted by the decreased effective tax rate in the Year To Date Period as compared to the Prior Year YTD Period. Diluted earnings per share in the Year To Date Period as compared to the Prior Year YTD Period decreased $0.10 due to the currency impact of a stronger U.S. dollar.
Liquidity and Capital Resources
Even in the currently challenging retail environment, we have continued to generate solid cash flows. Our cash and cash equivalents balance at the end of the Second Quarter was $319.8 million, including $318.0 million held in banks outside the U.S., in comparison to cash and cash equivalents of $231.8 million at the end of the Prior Year Quarter and $297.3 million at the end of fiscal year 2016. Historically, our business operations have not required substantial cash during the first several months of our fiscal year. Generally, starting in the third quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our quarterly cash requirements are also impacted by strategic investments such as acquisitions, the number of new stores we open, other capital expenditures and restructuring charges. We believe cash from operating activities as well as amounts available under our U.S. credit facilities are sufficient to meet our cash needs in the U.S. for the next 12 months.
For the Year To Date Period, we generated operating cash flow of $35.4 million. This operating cash flow combined with cash on hand and net borrowings of $13.7 million was utilized to fund $12.8 million of capital expenditures. Net losses of $389.9 million were offset by net non-cash items of $362.4 million and a net decrease in working capital items of $62.9 million. Non-cash items primarily consisted of goodwill and trade name impairment charges of $407.1 million. The net decrease in working capital items consisted of a decrease in accounts receivable of $166.6 million and a net increase in other working capital items of $103.8 million.
Accounts receivable, net of allowances, decreased by 6.5% to $240.4 million at the end of the Second Quarter compared to $257.1 million at the end of the Prior Year Quarter. Days sales outstanding for our wholesale businesses for the Second Quarter increased to 50 days compared to 46 days in the Prior Year Quarter primarily due to timing of payments and shifts in customer mix.
Inventory at the end of the Second Quarter was $618.1 million, which decreased by 6.6% from the end of the Prior Year Quarter ending inventory balance of $661.7 million. Traditional watch inventories were down substantially, enabling us to invest in wearable inventories to drive growth while also reducing our overall investment in inventory.

At the end of the Second Quarter, we had working capital of $890.7 million compared to working capital of $900.7 million at the end of the Prior Year Quarter. At the end of the Second Quarter, we had approximately $32.7 million of short-term borrowings and $613.6 million in long-term debt.
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
On March 10, 2017, we entered into the Second Amendment to the Amended and Restated Credit Agreement (the “Second Amendment”). The Second Amendment reduced the Revolving Credit Facility under the Credit Agreement from $1.05 billion to $850.0 million. The Second Amendment also removed the incremental term loan that was available under the Credit Agreement, extended the maturity date of the Credit Agreement to May 17, 2019 and removed our ability to make offers to the lenders to extend the maturity date of the Term Loan or the Revolving Credit Facility. The Second Amendment also amended the repayment schedule for the Term Loan and requires us to make monthly payments on the last business day of each month beginning April 30, 2018. On and after April 1, 2018, interest on the Term Loan that is based upon the base rate will be due and payable in arrears on the last business day of each calendar month, and interest on the Term Loan that is based upon the London Interbank Offer Rate ("LIBOR") will be due and payable on the last day of the applicable interest period; provided, that if such interest period extends for over one month, then interest will be due and payable at the end of each one month interval during such interest period. The Second Amendment also amended the mandatory prepayment provisions under the Credit Agreement and provides that to the extent there are excess proceeds remaining from the issuance of debt following the repayment in full of the Term Loan, we are required to repay the Revolving Credit Facility in the amount of such excess proceeds, with a corresponding permanent reduction in the Revolving Credit Facility in the amount of up to $50.0 million.
The Second Amendment amended the applicable margin used to calculate the interest rate that is applicable to base rate loans and LIBOR rate loans and provides that the interest rate margin for base rate loans is 2.50% per annum and the interest rate margin for LIBOR rate loans is 3.50% per annum. If the Term Loan has not been repaid in full on or prior to October 1, 2017, then on such date, the applicable margin will automatically increase to 2.75% per annum for base rate loans and 3.75% per annum for LIBOR rate loans; if the Term Loan has not been repaid in full on or prior to March 31, 2018, then on such date, the applicable margin will automatically increase to 3.25% per annum for base rate loans and 4.25% per annum for LIBOR rate loans. The Second Amendment also changed the commitment fee payable with respect to the Revolving Credit Facility to 0.50% per annum. We will incur an additional fee of 0.25% times the outstanding principal amount of the total credit exposure under the Credit Agreement if the Term Loan has not been repaid in full on or prior to March 31, 2018. Furthermore, the Second Amendment changed the consolidated total leverage ratio that we must comply with from 3.25 to 1.00 to the ratios as set forth below:

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
During the Year To Date Period, we made principal payments of $12.5 million under the Term Loan. We had borrowings of $26.7 million under the Revolving Credit Facility during the Year To Date Period at an average annual interest rate of 3.99%. As of July 1, 2017, we had $181.3 million and $467.7 million outstanding under the Term Loan and the Revolving Credit Facility, respectively. As of July 1, 2017, we also had unamortized debt issuance costs, which reduce the corresponding debt liability, of $8.0 million. In addition, we had $0.9 million of outstanding standby letters of credit at July 1, 2017. Amounts available under the Revolving Credit Facility are reduced by any amounts outstanding under standby letters of credit. As of

July 1, 2017, we had available borrowing capacity of $79.1 million under the Revolving Credit Facility. We receive short-term loans from certain of our foreign subsidiaries at the end of each fiscal quarter which are used to reduce our external borrowings. These intercompany loans are repaid at the beginning of the following fiscal quarter. At the end of the Second Quarter, these intercompany loans totaled $254.8 million. Borrowings under the Revolving Credit Facility were mainly used to fund normal operating expenses and capital expenditures. At July 1, 2017, we were in compliance with all debt covenants related to all our credit facilities. In the Year To Date period, we have modestly improved our net debt position, with a slight increase both to our cash balances and our debt balance for the first two quarters of the year.
As part of our NWF initiatives, we have adopted a disciplined approach to capital management. During the Year To Date Period, we took actions that will reduce costs and better position the organization to support our growth driving initiatives while focusing fewer resources on areas of the business that are not as high of a priority currently. For fiscal year 2017, we expect total capital expenditures to be approximately $30 million. Of this amount, we expect approximately 60% will be for strategic growth, including investments in omni-channel, global concessions and technology, approximately 20% will be for retail store expansion and renovation and approximately 20% will be for technology and facilities maintenance. Our capital expenditure budget and allocation of it to the foregoing investments are estimates and are subject to change. We believe that cash flows from operations combined with existing cash on hand and amounts available under the Revolving Credit Facility will be sufficient to fund our working capital needs and planned capital expenditures for the next twelve months. We will continue to be focused on efforts to minimize our cash needs and improve our working capital efficiency.

Off Balance Sheet Arrangements
As of July 1, 2017, there were no material changes to our off balance sheet arrangements as set forth in commitments and contingencies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
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
At the end of the fiscal year 2016, our market capitalization exceeded the carrying amount of our net assets by 23%. At the end of the first quarter of fiscal 2017, we experienced a decline in our market capitalization and, as a result of the decline, our market capitalization was 14% below the carrying amount of our net assets as of April 1, 2017. During the Second Quarter, the market capitalization continued to decline at which point we determined the decrease in stock price to be sustained and thus a strong indicator of impairment. Interim testing was performed as of June 15, 2017 for each reporting unit and trade name. Due to a change in key assumptions used in interim testing, including the decline in market capitalization and decline in sales projections, impairment was indicated for goodwill and trade names. Goodwill was fully impaired resulting in pre-tax impairment charges during the Second Quarter of $202.3 million, $114.3 million and $42.9 million in the Americas, Europe and Asia segments, respectively. Also during the Second Quarter, the SKAGEN trade name with a carrying amount of $55.6 million was written down to its implied fair value of $27.3 million, resulting in a pre-tax impairment charge of $28.3 million, the MISFIT trade name with a carrying amount of $11.8 million was deemed not recoverable, resulting in a pre-tax impairment charge of $11.8 million and the MICHELE trade name with a carrying amount of $18.5 million was written down to its implied fair value of $10.9 million, resulting in a pre-tax impairment charge of $7.6 million.
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
The following table shows our outstanding forward contracts designated as cash flow hedges for inventory transactions (in millions) at July 1, 2017 and their expiration dates.

Functional Currency		Contract Currency
Type	Amount	Type	Amount	Expiring Through
Euro	258.2	U.S. dollar	291.4	May 2019
Canadian dollar	95.0	U.S. dollar	72.3	June 2019
British pound	44.8	U.S. dollar	60.8	June 2019
Japanese yen	4,622.3	U.S. dollar	42.4	June 2019
Mexican peso	366.6	U.S. dollar	19.2	March 2018
Australian dollar	22.3	U.S. dollar	17.0	March 2018
U.S. dollar	45.8	Japanese yen	4,930.0	November 2018

If we were to settle our euro, Canadian dollar, British pound, Japanese yen, Mexican peso, Australian dollar and U.S. dollar based forward contracts hedging inventory transactions as of July 1, 2017, the net result would have been a net loss of approximately $5.8 million, net of taxes. As of July 1, 2017, a 10% unfavorable change in the U.S. dollar strengthening against foreign currencies to which we have balance sheet transactional exposures would have decreased net pre-tax income by $22.0 million. The translation of the balance sheets of our foreign-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. As of July 1, 2017, a 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would have reduced consolidated stockholders' equity by approximately $57.8 million.
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
Based on our variable-rate debt outstanding as of July 1, 2017, excluding the $173.3 million outstanding, net of debt issuance costs, under our Term Loan hedged with an interest rate swap agreement, a 100 basis point increase in interest rates would increase annual interest expense by approximately $4.7 million.

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
Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of July 1, 2017.
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
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (2)
April 2, 2017 - April 29, 2017	103	$16.71	—	$824,158,481
April 30, 2017 - May 27, 2017	—	—	—	824,158,481
May 28, 2017 - July 1, 2017	—	$—	—	$824,158,481
Total	103		—

_______________________________________________
(1)                  During the Second Quarter, 103 shares of repurchased common stock were acquired from grantees in connection with income tax withholding obligations arising from vesting of restricted stock grants. These shares were not part of our publicly announced program to repurchase shares of common stock.
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

FOSSIL GROUP, INC.

August 10, 2017	/S/ DENNIS R. SECOR
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