Form 10-Q
period 2017-09-30
Fossil Group, Inc.
filed 2017-11-09
CIK 883569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

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

The number of shares of the registrant’s common stock outstanding as of November 2, 2017: 48,527,898

FOSSIL GROUP, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2017

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
IN THOUSANDS

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$166,922	$297,330
Accounts receivable - net of allowances of $70,081 and $79,707, respectively	310,895	375,520
Inventories	682,986	542,487
Prepaid expenses and other current assets	125,533	131,953
Total current assets	1,286,336	1,347,290
Property, plant and equipment - net of accumulated depreciation of $453,894 and $414,761, respectively	243,448	273,851
Goodwill	—	355,263
Intangible and other assets-net	220,588	210,493
Total long-term assets	464,036	839,607
Total assets	$1,750,372	$2,186,897
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$248,824	$163,644
Short-term and current portion of long-term debt	40,209	26,368
Accrued expenses:
Compensation	64,862	52,993
Royalties	26,897	30,062
Co-op advertising	17,772	29,111
Transaction taxes	40,482	26,743
Other	101,390	69,565
Income taxes payable	13,077	16,099
Total current liabilities	553,513	414,585
Long-term income taxes payable	22,951	18,584
Deferred income tax liabilities	500	55,877
Long-term debt	444,303	609,961
Other long-term liabilities	76,107	72,452
Total long-term liabilities	543,861	756,874
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, 48,524 and 48,269 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	485	483
Additional paid-in capital	235,990	213,352
Retained earnings	489,528	887,825
Accumulated other comprehensive income (loss)	(84,710)	(95,424)
Total Fossil Group, Inc. stockholders’ equity	641,293	1,006,236
Noncontrolling interest	11,705	9,202
Total stockholders’ equity	652,998	1,015,438
Total liabilities and stockholders’ equity	$1,750,372	$2,186,897

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
UNAUDITED
IN THOUSANDS, EXCEPT PER SHARE DATA

	For the 13 Weeks Ended September 30, 2017	For the 13 Weeks Ended October 1, 2016	For the 39 Weeks Ended September 30, 2017	For the 39 Weeks Ended October 1, 2016
Net sales	$688,722	$737,990	$1,867,358	$2,083,206
Cost of sales	368,829	352,910	956,600	994,039
Gross profit	319,893	385,080	910,758	1,089,167
Operating expenses:
Selling, general and administrative expenses	314,623	339,432	937,330	1,013,664
Goodwill and trade name impairments	—	—	407,128	—
Restructuring charges	5,769	14,473	41,818	14,473
Total operating expenses	320,392	353,905	1,386,276	1,028,137
Operating income (loss)	(499)	31,175	(475,518)	61,030
Interest expense	12,070	6,967	32,096	19,386
Other income (expense) - net	3,860	1,591	11,501	6,402
Income (loss) before income taxes	(8,709)	25,799	(496,113)	48,046
Provision for income taxes	(3,230)	6,451	(100,746)	13,230
Net income (loss)	(5,479)	19,348	(395,367)	34,816
Less: Net income attributable to noncontrolling interest	(80)	1,992	2,931	5,646
Net income (loss) attributable to Fossil Group, Inc.	$(5,399)	$17,356	$(398,298)	$29,170
Other comprehensive income (loss), net of taxes:
Currency translation adjustment	$5,222	$1,662	$32,078	$9,383
Cash flow hedges - net change	(9,771)	1,360	(21,364)	(4,741)
Pension plan activity	—	—	—	1,714
Total other comprehensive income (loss)	(4,549)	3,022	10,714	6,356
Total comprehensive income (loss)	(10,028)	22,370	(384,653)	41,172
Less: Comprehensive income attributable to noncontrolling interest	(80)	1,992	2,931	5,646
Comprehensive income (loss) attributable to Fossil Group, Inc.	$(9,948)	$20,378	$(387,584)	$35,526
Earnings (loss) per share:
Basic	$(0.11)	$0.36	$(8.22)	$0.61
Diluted	$(0.11)	$0.36	$(8.22)	$0.60
Weighted average common shares outstanding:
Basic	48,521	48,130	48,439	48,127
Diluted	48,521	48,291	48,439	48,286

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
IN THOUSANDS

	For the 39 Weeks Ended September 30, 2017	For the 39 Weeks Ended October 1, 2016
Operating Activities:
Net income (loss)	$(395,367)	$34,816
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	61,526	73,198
Stock-based compensation	22,384	23,894
Decrease in allowance for returns-net of inventory in transit	(6,129)	(14,955)
Loss (gain) on disposal of assets	1,686	(9,866)
Fixed asset and other long-lived asset impairment losses	2,726	2,213
Goodwill and trade name impairment losses	407,128	—
Non-cash restructuring charges	7,031	12,523
Increase (decrease) in allowance for doubtful accounts	4,161	(3,915)
Deferred income taxes and other	(111,177)	(9,309)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	85,078	74,706
Inventories	(116,002)	(76,869)
Prepaid expenses and other current assets	(5,620)	17,640
Accounts payable	80,146	(16,887)
Accrued expenses	20,863	(38,572)
Income taxes payable	1,734	(9,257)
Net cash provided by operating activities	60,168	59,360
Investing Activities:
Additions to property, plant and equipment	(17,239)	(53,524)
Decrease in intangible and other assets	478	2,509
Misfit working capital settlement	—	788
Proceeds from the sale of property, plant and equipment	533	44,584
Net investment hedge settlement	—	752
Net cash used in investing activities	(16,228)	(4,891)
Financing Activities:
Acquisition of common stock	(947)	(6,448)
Distribution of noncontrolling interest earnings	(428)	(4,543)
Debt borrowings	1,162,074	756,000
Debt payments	(1,311,597)	(839,629)
Payment for shares of Fossil, S.L.	—	(8,657)
Debt issuance costs and other	(5,579)	(2,585)
Net cash used in financing activities	(156,477)	(105,862)
Effect of exchange rate changes on cash and cash equivalents	(17,871)	(1,930)
Net decrease in cash and cash equivalents	(130,408)	(53,323)
Cash and cash equivalents:
Beginning of period	297,330	289,275
End of period	$166,922	$235,952

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1. FINANCIAL STATEMENT POLICIES
Basis of Presentation. The condensed consolidated financial statements include the accounts of Fossil Group, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”).
The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of September 30, 2017, and the results of operations for the thirteen-week periods ended September 30, 2017 (“Third Quarter”) and October 1, 2016 (“Prior Year Quarter”), respectively, and the thirty-nine week periods ended September 30, 2017 (“Year To Date Period”) and October 1, 2016 (“Prior Year YTD Period”). All adjustments are of a normal, recurring nature.
These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K filed by the Company pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the fiscal year ended December 31, 2016 (the “2016 Form 10-K”). Operating results for the Third Quarter are not necessarily indicative of the results to be achieved for the full fiscal year.
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods reported. Actual results could differ from those estimates. The Company has not made any changes in its significant accounting policies from those disclosed in the 2016 Form 10-K other than the adoption of ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04").
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
Hedging Instruments. The Company is exposed to certain market risks relating to foreign exchange rates and interest rates. The Company actively monitors and attempts to mitigate but does not eliminate these exposures using derivative instruments including foreign exchange forward contracts ("forward contracts") and interest rate swaps. The Company’s foreign subsidiaries periodically enter into forward contracts to hedge the future payment of intercompany inventory transactions denominated in U.S. dollars. Additionally, the Company enters into forward contracts to manage fluctuations in Japanese yen exchange rates that will be used to settle future third-party inventory component purchases by a U.S. dollar functional currency subsidiary. If the Company was to settle its euro, Canadian dollar, British pound, Japanese yen, Mexican peso, Australian dollar and U.S dollar forward contracts as of September 30, 2017, the result would have been a net loss of approximately $12.1 million, net of taxes. This unrealized loss is recognized in other comprehensive income (loss), net of taxes on the Company's consolidated statements of income (loss) and comprehensive income (loss). Additionally, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the cash flows being hedged, any changes in fair value relating to the ineffective portion of these contracts would be recognized in other income (expense)-net on the Company's consolidated statements of income (loss) and comprehensive income (loss). Also, the Company has entered into an interest rate swap agreement to effectively convert portions of its variable rate debt obligations to a fixed rate. Changes in the fair value of the interest rate swap is recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity, and is recognized in interest expense in the period in which the payment is settled. To reduce exposure to changes in currency exchange rates adversely affecting the Company’s investment in foreign currency-denominated subsidiaries, the Company periodically enters into forward contracts designated as net investment hedges. Both realized and unrealized gains and losses from net investment hedges are recognized in the cumulative translation adjustment component of other comprehensive income (loss), and will be reclassified into earnings in the event the Company's underlying investments are liquidated or disposed. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. See “Note 10—Derivatives and Risk Management” for additional disclosures about the Company’s use of derivatives.
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
The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS (in thousands, except per share data):

	For the 13 Weeks Ended September 30, 2017	For the 13 Weeks Ended October 1, 2016	For the 39 Weeks Ended September 30, 2017	For the 39 Weeks Ended October 1, 2016
Numerator:
Net income (loss) attributable to Fossil Group, Inc.	$(5,399)	$17,356	$(398,298)	$29,170
Denominator:
Basic EPS computation:
Basic weighted average common shares outstanding	48,521	48,130	48,439	48,127
Basic EPS	$(0.11)	$0.36	$(8.22)	$0.61
Diluted EPS computation:
Basic weighted average common shares outstanding	48,521	48,130	48,439	48,127
Effect of stock options, stock appreciation rights, restricted stock units and performance restricted stock units	—	161	—	159
Diluted weighted average common shares outstanding	48,521	48,291	48,439	48,286
Diluted EPS	$(0.11)	$0.36	$(8.22)	$0.60
At the end of the Third Quarter and Year To Date Period, approximately 5.1 million and 4.4 million weighted shares issuable under stock-based awards, respectively, were not included in the diluted EPS calculation because they were antidilutive. The total antidilutive weighted shares included approximately 1.2 million weighted performance-based shares at the end of both the Third Quarter and Year To Date Period.
At the end of the Prior Year Quarter and Prior Year YTD Period, approximately 1.6 million and 1.5 million weighted shares issuable under stock-based awards, respectively, were not included in the diluted EPS calculation because they were antidilutive. Approximately 1.1 million weighted performance-based shares were not included in the diluted EPS calculation at the end of both the Prior Year Quarter and Prior Year YTD Period as the performance targets were not met.
Recently Issued Accounting Standards
In August 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"). ASU 2017-12 amends and simplifies hedge accounting guidance in order to enable entities to better portray the economics of their risk management activities. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those periods. Early adoption is permitted. The Company is currently evaluating the impact of the standard on its consolidated financial statements and related disclosures.
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"). ASU 2017-09 clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the modification. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted. The Company is still evaluating the effect of adopting ASU 2017-09.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification® (“ASU 2016-02”), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and modifies accounting, presentation and disclosure for both lessors and lessees. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. ASU 2016-02 is effective for annual periods, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. Many of the Company’s leases are considered operating leases and are not capitalized under ASC 840. Under ASC 842 the majority of these leases will qualify for capitalization and will result in the recognition of lease assets and lease liabilities once the new standard is adopted. The Company is in the process of reviewing lease contracts to determine the impact of adopting ASU 2016-02, but expects the standard to have a material impact on the Company's financial position.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB later amended ASU-2014-09 with the following:

•ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date

•	ASU 2016-08 Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)

•	ASU 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing

•	ASU 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients
•ASU 2016-20 Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers

•	ASU 2017-13 Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842)
The Company has performed a review of our revenue streams including reviewing key contracts and comparing current accounting policies and practices to the new standard to identify potential differences that could arise from the application of ASU 2014-09. The Company currently anticipates that the performance obligations underlying its core revenue streams (i.e., its retail and standard wholesale businesses) will remain substantially unchanged. Revenues for these businesses are generated through the sale of finished products, and will continue to be generally recognized at the point in time when merchandise is transferred to the customer and in an amount that considers the impacts of estimated allowances. The Company does anticipate some timing changes, including accelerated recognition of markdowns given to customers and a change in classification of certain customer considerations between gross profit and SG&A expenses. The Company does not believe these changes will have a material impact on the Company's financial position or results of operations. The Company is currently finalizing its review of customer contracts. The standard will require additional disclosures about the nature of revenue as well as the judgment involved in the timing of revenue recognition. The Company will adopt ASU 2014-09 in the first quarter of fiscal 2018 and will use the modified retrospective approach.
Recently Adopted Accounting Standards
In January 2017, the FASB issued ASU 2017-04. Under ASU 2017-04, goodwill impairment testing is done by comparing the fair value of the reporting unit to its carrying value. If the carrying amount exceeds the fair value, the Company would recognize an impairment charge for the amount that the reporting unit's carrying value exceeds the fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The Company concluded that ASU 2017-04 is preferable to the current guidance due to efficiency, since ASU 2017-04 eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. The Company early adopted ASU 2017-04 effective June 15, 2017 in conjunction with the interim impairment test of goodwill for all reporting units and goodwill impairment was recorded according to the new standard. The Company believes the adoption of ASU 2017-04 did not change the amount of impairment charges recorded in the second quarter of fiscal 2017. See “Note 2—Goodwill and Intangibles Impairment Charges” for additional information on our interim goodwill impairment test performed.
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

2. GOODWILL AND INTANGIBLES IMPAIRMENT CHARGES
The Company evaluates its goodwill and intangible assets for impairment on an annual basis, or as facts and circumstances warrant. At the end of the fiscal year 2016, the Company's market capitalization exceeded the carrying amount of its net assets by 23%. At the end of the first quarter of fiscal 2017, the Company experienced a decline in market capitalization and, as a result of the decline, the Company's market capitalization was 14% below the carrying amount of its net assets as of April 1, 2017. During the second quarter of fiscal 2017, the Company's market capitalization continued to decline, at which point the Company determined the decrease in stock price to be sustained and thus a strong indicator of impairment. Due to a change in key assumptions used in interim testing, including the decline in market capitalization and decline in sales projections, the Company believed that impairment of goodwill and trade names was probable as of June 15, 2017, and therefore performed interim tests for each reporting unit and trade name. Using a combination of discounted cash flow and guideline public company methodologies, the Company compared the fair value of each of its three reporting units with their carrying value and concluded that goodwill was fully impaired. Accordingly, in the second quarter of fiscal 2017, the Company recognized a pre-tax impairment charge in operations of $202.3 million, $114.3 million and $42.9 million in the Americas, Europe and Asia segments, respectively.
The changes in the carrying amount of goodwill were as follows (in thousands):

	Americas	Europe	Asia	Total
Balance at December 31, 2016	$202,187	$110,291	$42,785	$355,263
Foreign currency changes	162	3,983	85	4,230
Impairment charges	(202,349)	(114,274)	(42,870)	$(359,493)
Balance at September 30, 2017	$—	$—	$—	$—
During the second quarter of fiscal 2017, the SKAGEN trade name with a carrying amount of $55.6 million was written down to its implied fair value of $27.3 million, resulting in a pre-tax impairment charge of $28.3 million; the MISFIT trade name with a carrying amount of $11.8 million was deemed not recoverable, resulting in a pre-tax impairment charge of $11.8 million and the MICHELE trade name with a carrying amount of $18.5 million was written down to its implied fair value of $10.9 million, resulting in a pre-tax impairment charge of $7.6 million. The fair values of the Company's indefinite-lived SKAGEN and MICHELE trade names were estimated using the relief from royalty method. The fair value of the Company's definite-lived MISFIT trade name was estimated using a discounted cash flow methodology. A reduction in expected future cash flows negatively affected the valuation compared to previous valuation assumptions.

3. INVENTORIES
Inventories consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Components and parts	$60,258	$49,438
Work-in-process	9,471	12,345
Finished goods	613,257	480,704
Inventories	$682,986	$542,487

4. WARRANTY LIABILITIES
The Company’s warranty liability is recorded in accrued expenses-other in the Company’s condensed consolidated balance sheets. Warranty liability activity consisted of the following (in thousands):

	For the 39 Weeks Ended September 30, 2017	For the 39 Weeks Ended October 1, 2016
Beginning balance	$15,421	$13,669
Settlements in cash or kind	(11,608)	(7,338)
Warranties issued and adjustments to preexisting warranties (1)	14,984	8,604
Ending balance	$18,797	$14,935
_______________________________________________
(1) Changes in cost estimates related to preexisting warranties are aggregated with accruals for new standard warranties issued and foreign currency changes.

5. INCOME TAXES
The Company’s income tax (benefit) expense and related effective rates were as follows (in thousands, except percentage data):

	For the 13 Weeks Ended September 30, 2017	For the 13 Weeks Ended October 1, 2016	For the 39 Weeks Ended September 30, 2017	For the 39 Weeks Ended October 1, 2016
Income tax (benefit) expense	$(3,230)	$6,451	$(100,746)	$13,230
Effective tax rate	37.1%	25.0%	20.3%	27.5%
The higher effective tax rate in the Third Quarter as compared to the Prior Year Quarter is attributable to a higher structural rate resulting from an increased forecasted loss from the Company's U.S. operations which is tax-benefited at a higher tax rate than the tax rates used to calculate the tax expense on the profits from the Company's foreign operations. There were also favorable discrete items occurring in the quarter. These positive impacts were partially offset by the increased tax expense resulting from all of the foreign and some of the U.S. goodwill impairment charge being permanently nondeductible for tax purposes. The lower effective tax rate for the Year to Date Period as compared to the Prior Year YTD Period is primarily attributable to the increased tax expense resulting from all of the foreign and some of the U.S. goodwill impairment charge being permanently nondeductible for tax purposes and unfavorable discrete items that occurred in the Year to Date Period, mostly due to the additional tax expense resulting from the adoption of ASU 2016-09. See "Note 1-Financial Statement Policies" for additional disclosures about ASU 2016-09.
As of September 30, 2017, the total amount of unrecognized tax benefits, excluding interest and penalties, was $21.7 million, of which $19.0 million would favorably impact the effective tax rate in future periods, if recognized. The Company is subject to examinations in various state and foreign jurisdictions for its 2011-2016 tax years, none of which the Company believes are significant, individually or in the aggregate. Tax audit outcomes and timing of tax audit settlements are subject to significant uncertainty.
The Company has classified uncertain tax positions as long-term income taxes payable, unless such amounts are expected to be paid within twelve months of the condensed consolidated balance sheet date. As of September 30, 2017, the Company had recorded $2.3 million of unrecognized tax benefits, excluding interest and penalties, for positions that are expected to be settled within the next twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes receivable/payable. At September 30, 2017, the total amount of accrued income tax-related interest and penalties included in the condensed consolidated balance sheet was $2.8 million and $1.3 million, respectively. The income tax related interest expense accrued in the Third Quarter was offset by reductions of interest expense associated with the derecognition of uncertain tax benefits. For the Year To Date Period, the Company accrued income tax-related interest expense $0.5 million.
An increase in long-term deferred tax assets is mostly attributable to the future tax amortization of the tax basis in goodwill and trade names which were impaired for GAAP purposes, as well as an increased amount of foreign tax credit carry forwards.
As of September 30, 2017, as a result of proposed U.S. Tax Reform and the planned refinancing of existing debt obligations, the Company is continuing to evaluate its current assertions with respect to certain undistributed earnings in various foreign jurisdictions. At present, the Company believes it can meet its future U.S. obligations through a combination of earnings not considered indefinitely reinvested, future current earnings of foreign subsidiaries, and distributions of earnings in jurisdictions within which no additional U.S. tax would be incurred as a result of excess foreign tax credits associated with such earnings. The Company will continue to monitor its indefinite reinvestment assertions with respect to all foreign jurisdictions as developments occur within proposed U.S. Tax Reform proposals and the planned refinancing of its existing debt obligations.

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

At December 31, 2016 and September 30, 2017, all treasury stock had been effectively retired. As of September 30, 2017, the Company had $824.2 million of repurchase authorizations remaining under its combined repurchase programs. However, under the Company's credit agreement, the Company is restricted from making open market repurchases of its common stock.
The following tables reflect the Company’s common stock repurchase activity for the periods indicated (in millions):

			For the 13 Weeks Ended September 30, 2017		For the 13 Weeks Ended October 1, 2016
Fiscal Year Authorized	Dollar Value Authorized	Termination Date	Number of Shares Repurchased	Dollar Value Repurchased	Number of Shares Repurchased	Dollar Value Repurchased
2014	$1,000.0	December 2018	—	$—	—	$—
2010	$30.0	None	—	$—	—	$—

			For the 39 Weeks Ended September 30, 2017		For the 39 Weeks Ended October 1, 2016
Fiscal Year Authorized	Dollar Value Authorized	Termination Date	Number of Shares Repurchased	Dollar Value Repurchased	Number of Shares Repurchased	Dollar Value Repurchased
2014	$1,000.0	December 2018	—	$—	0.1	$5.2
2010	$30.0	None	—	$—	—	$—

Controlling and Noncontrolling Interest. The following tables summarize the changes in equity attributable to controlling and noncontrolling interest (in thousands):

	Fossil Group, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance at December 31, 2016	$1,006,236	$9,202	$1,015,438
Net income (loss)	(398,298)	2,931	(395,367)
Currency translation adjustment	32,078	—	32,078
Cash flow hedges - net change	(21,364)	—	(21,364)
Distribution of noncontrolling interest earnings	—	(428)	(428)
Acquisition of common stock	(947)	—	(947)
Stock-based compensation expense	23,588	—	23,588
Balance at September 30, 2017	$641,293	$11,705	$652,998

	Fossil Group, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance at January 2, 2016	$921,388	$11,155	$932,543
Net income	29,170	5,646	34,816
Currency translation adjustment	9,383	—	9,383
Cash flow hedges - net change	(4,741)	—	(4,741)
Pension plan activity	1,714	—	1,714
Common stock issued upon exercise of stock options	57	—	57
Tax expense derived from stock-based compensation	(1,756)	—	(1,756)
Distribution of noncontrolling interest earnings	—	(4,543)	(4,543)
Acquisition of common stock	(6,448)	—	(6,448)
Stock-based compensation expense	23,894	—	23,894
Balance at October 1, 2016	$972,661	$12,258	$984,919

7. EMPLOYEE BENEFIT PLANS
Stock-Based Compensation Plans. The following table summarizes stock options and stock appreciation rights activity during the Third Quarter:

Stock Options and Stock Appreciation Rights	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in Thousands)		(in Years)	(in Thousands)
Outstanding at July 1, 2017	2,236	$50.29	5.8	$—
Granted	—	—
Exercised	—	—		—
Forfeited or expired	(27)	63.35
Outstanding at September 30, 2017	2,209	50.14	5.6	—
Exercisable at September 30, 2017	882	$67.67	4.5	$—

Aggregate intrinsic value is before income taxes and is based on (i) the exercise price for outstanding and exercisable options/rights at September 30, 2017 and (ii) the fair market value of the Company’s common stock on the exercise date for options/rights that were exercised during the Third Quarter.
Stock Options and Stock Appreciation Rights Outstanding and Exercisable. The following tables summarize information with respect to stock options and stock appreciation rights outstanding and exercisable at September 30, 2017:

Cash Stock Appreciation Rights Outstanding				Cash Stock Appreciation Rights Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Number of Shares	Weighted- Average Exercise Price
	(in Thousands)		(in Years)	(in Thousands)
$29.78 - $47.99	61	$36.73	6.2	11	$36.73
Total	61	$36.73	6.2	11	$36.73

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Number of Shares	Weighted- Average Exercise Price
	(in Thousands)		(in Years)	(in Thousands)
$13.65 - $29.49	35	$14.12	1.4	35	$14.12
$29.78 - $47.99	79	37.00	1.5	79	37.00
$55.04 - $83.83	91	80.80	3.2	91	80.80
$95.91 - $131.46	129	127.97	4.1	129	127.97
Total	334	$81.69	3.0	334	$81.69

Stock Appreciation Rights Outstanding				Stock Appreciation Rights Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Number of Shares	Weighted- Average Exercise Price
	(in Thousands)		(in Years)	(in Thousands)
$13.65 - $29.49	101	$29.49	6.8	34	$29.49
$29.78 - $47.99	1,485	38.07	6.2	310	38.91
$55.04 - $83.83	125	79.16	4.8	90	79.91
$95.91 - $131.46	103	114.46	3.7	103	114.46
Total	1,814	$44.78	6.0	537	$59.74

Restricted Stock, Restricted Stock Units and Performance Restricted Stock Units. The following table summarizes restricted stock, restricted stock units and performance restricted stock units activity during the Third Quarter:

Restricted Stock, Restricted Stock Units and Performance Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in Thousands)
Nonvested at July 1, 2017	2,785	$24.21
Granted	254	9.98
Vested	(17)	37.81
Forfeited	(57)	23.86
Nonvested at September 30, 2017	2,965	$22.92

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

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables illustrate changes in the balances of each component of accumulated other comprehensive income (loss), net of taxes (in thousands):

	For the 13 Weeks Ended September 30, 2017
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Interest Rate Swaps	Pension Plan	Total
Beginning balance	$(75,011)	$(1,284)	$41	$(3,907)	$(80,161)
Other comprehensive income (loss) before reclassifications	5,222	(16,776)	5	—	(11,549)
Tax (expense) benefit	—	2,853	(2)	—	2,851
Amounts reclassed from accumulated other comprehensive income (loss)	—	(4,940)	(25)	—	(4,965)
Tax (expense) benefit	—	807	9	—	816
Total other comprehensive income (loss)	5,222	(9,790)	19	—	(4,549)
Ending balance	$(69,789)	$(11,074)	$60	$(3,907)	$(84,710)

	For the 13 Weeks Ended October 1, 2016
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Interest Rate Swaps	Pension Plan	Total
Beginning balance	$(73,986)	$2,943	$(1,623)	$(4,506)	$(77,172)
Other comprehensive income (loss) before reclassifications	1,942	3,313	466	—	5,721
Tax (expense) benefit	(280)	(605)	(170)	—	(1,055)
Amounts reclassed from accumulated other comprehensive income (loss)	—	2,621	(413)	—	2,208
Tax (expense) benefit	—	(714)	150	—	(564)
Total other comprehensive income (loss)	1,662	801	559	—	3,022
Ending balance	$(72,324)	$3,744	$(1,064)	$(4,506)	$(74,150)

	For the 39 Weeks Ended September 30, 2017
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Interest Rate Swaps		Pension Plan	Total
Beginning balance	$(101,867)	$10,693	$(343)		$(3,907)	$(95,424)
Other comprehensive income (loss) before reclassifications	32,078	(33,243)	230		—	(935)
Tax (expense) benefit	—	11,512	(84)		—	11,428
Amounts reclassed from accumulated other comprehensive income (loss)	—	1,981	(404)		—	1,577
Tax (expense) benefit	—	(1,945)	147		—	(1,798)
Total other comprehensive income (loss)	32,078	(21,767)	403	—	—	10,714
Ending balance	$(69,789)	$(11,074)	$60		$(3,907)	$(84,710)

	For the 39 Weeks Ended October 1, 2016
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Interest Rate Swaps	Pension Plan	Total
Beginning balance	$(81,707)	$8,114	$(693)	$(6,220)	$(80,506)
Other comprehensive income (loss) before reclassifications	9,767	2,055	(1,915)	2,010	11,917
Tax (expense) benefit	(280)	433	698	(296)	555
Amounts reclassed from accumulated other comprehensive income (loss)	104	9,888	(1,331)	—	8,661
Tax (expense) benefit	—	(3,030)	485	—	(2,545)
Total other comprehensive income (loss)	9,383	(4,370)	(371)	1,714	6,356
Ending balance	$(72,324)	$3,744	$(1,064)	$(4,506)	$(74,150)

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
The Company evaluates the performance of its reportable segments based on net sales and operating income (loss). Net sales for geographic segments are based on the location of the selling entity. Operating income (loss) for each segment includes net sales to third parties, related cost of sales and operating expenses directly attributable to the segment. Global strategic initiatives such as brand building and omni-channel activities and general corporate expenses, including certain administrative, legal, accounting, technology support costs, equity compensation costs, payroll costs attributable to executive management, brand management, product development, art, creative/product design, marketing, strategy, compliance and back office supply chain expenses are not allocated to the various segments because they are managed at the corporate level. The Company does not include intercompany transfers between segments for management reporting purposes.

Summary information by operating segment was as follows (in thousands):

	For the 13 Weeks Ended September 30, 2017		For the 13 Weeks Ended October 1, 2016
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
Americas	$308,102	$18,843	$361,226	$56,455
Europe	247,184	39,332	243,139	49,013
Asia	133,436	21,999	133,625	23,654
Corporate	—	(80,673)	—	(97,947)
Consolidated	$688,722	$(499)	$737,990	$31,175

	For the 39 Weeks Ended September 30, 2017		For the 39 Weeks Ended October 1, 2016
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
Americas	$874,449	$(121,976)	$1,042,223	$168,352
Europe	637,566	(33,859)	669,076	109,193
Asia	355,343	(2,702)	371,907	60,519
Corporate	—	(316,981)	—	(277,034)
Consolidated	$1,867,358	$(475,518)	$2,083,206	$61,030

The following tables reflect net sales for each class of similar products in the periods presented (in thousands, except percentage data):

	For the 13 Weeks Ended September 30, 2017		For the 13 Weeks Ended October 1, 2016
	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches	$551,913	80.1%	$567,148	76.9%
Leathers	75,660	11.0	93,338	12.6
Jewelry	47,729	6.9	60,237	8.2
Other	13,420	2.0	17,267	2.3
Total	$688,722	100.0%	$737,990	100.0%

	For the 39 Weeks Ended September 30, 2017		For the 39 Weeks Ended October 1, 2016
	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches	$1,471,144	78.8%	$1,581,233	75.9%
Leathers	217,946	11.7	278,995	13.4
Jewelry	139,900	7.5	171,709	8.2
Other	38,368	2.0	51,269	2.5
Total	$1,867,358	100.0%	$2,083,206	100.0%

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
For a derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (loss), net of taxes and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, the Company’s hedges resulted in no ineffectiveness in the condensed consolidated statements of income (loss) and comprehensive income (loss), and there were no components excluded from the assessment of hedge effectiveness for the Third Quarter, Prior Year Quarter, Year To Date Period or Prior Year YTD Period.
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

As of September 30, 2017, the Company had the following outstanding forward contracts designated as cash flow hedges that were entered into to hedge the future payments of inventory transactions (in millions):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Euro	253.4	U.S. dollar	291.0
Canadian dollar	95.0	U.S. dollar	73.2
British pound	43.5	U.S. dollar	58.1
Japanese yen	4,636.4	U.S. dollar	42.8
Mexican peso	378.6	U.S. dollar	20.3
Australian dollar	21.2	U.S. dollar	16.5
U.S. dollar	41.1	Japanese yen	4,470.0
The Company is also exposed to interest rate risk related to its outstanding debt. To manage the interest rate risk related to its U.S.-based term loan (as amended and restated, the "Term Loan") which had an outstanding balance of $168.3 million net of debt issuance costs as of September 30, 2017, the Company entered into an interest rate swap agreement on July 26, 2013 with a term of approximately five years. The objective of this hedge is to offset the variability of future payments associated with interest rates on the Term Loan. The interest rate swap agreement hedges the 1-month London Interbank Offer Rate ("LIBOR") based variable rate debt obligations under the Term Loan. Under the terms of the swap, the Company pays a fixed interest rate of 1.288% per annum to the swap counterparty plus the LIBOR rate applicable margin of 3.50%. See “Note 14—Debt Activity” for additional disclosures about the Company’s Term Loan. The notional amount amortizes through May 17, 2018 and coincides with repayments on the underlying loan. The Company receives interest from the swap counterparty at a variable rate based on 1-month LIBOR. This hedge is designated as a cash flow hedge.
Non-designated Hedges. The Company also periodically enters into forward contracts to manage exchange rate risks associated with certain intercompany transactions and for which the Company does not elect hedge accounting treatment. As of September 30, 2017, the Company had non-designated forward contracts of approximately $2.2 million on 28.3 million rand associated with a South African rand-denominated foreign subsidiary. Changes in the fair value of derivatives not designated as hedging instruments are recognized in earnings when they occur.

The effective portion of gains and losses on cash flow hedges that were recognized in other comprehensive income (loss), net of taxes during the Third Quarter, Prior Year Quarter, Year To Date Period and Prior Year YTD Period are set forth below (in thousands):

	For the 13 Weeks Ended September 30, 2017	For the 13 Weeks Ended October 1, 2016
Cash flow hedges:
Forward contracts	$(13,923)	$2,708
Interest rate swaps	3	296
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$(13,920)	$3,004

	For the 39 Weeks Ended September 30, 2017	For the 39 Weeks Ended October 1, 2016
Cash flow hedges:
Forward contracts	$(21,731)	$2,488
Interest rate swaps	146	(1,217)
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$(21,585)	$1,271

The following table illustrates the effective portion of gains and losses on derivative instruments recorded in accumulated other comprehensive income (loss), net of taxes during the term of the hedging relationship and reclassified into earnings, and gains and losses on derivatives not designated as hedging instruments recorded directly to earnings during the Third Quarter, Prior Year Quarter, Year To Date Period and Prior Year YTD Period (in thousands):

Derivative Instruments	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	Effect of Derivative Instruments	For the 13 Weeks Ended September 30, 2017	For the 13 Weeks Ended October 1, 2016
Forward contracts designated as cash flow hedging instruments	Other income (expense)-net	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$(4,133)	$1,907
Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$(12)	$75
Interest rate swap designated as a cash flow hedging instrument	Interest expense	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$(16)	$(263)

Derivative Instruments	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	Effect of Derivative Instruments	For the 39 Weeks Ended September 30, 2017	For the 39 Weeks Ended October 1, 2016
Forward contracts designated as cash flow hedging instruments	Other income (expense)-net	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$36	$6,858
Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$170	$(222)
Interest rate swap designated as a cash flow hedging instrument	Interest expense	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$(257)	$(846)

The following table discloses the fair value amounts for the Company’s derivative instruments as separate asset and liability values, presents the fair value of derivative instruments on a gross basis, and identifies the line items in the condensed consolidated balance sheets in which the fair value amounts for these categories of derivative instruments are included (in thousands):

	Asset Derivatives				Liability Derivatives
	September 30, 2017		December 31, 2016		September 30, 2017		December 31, 2016
Derivative Instruments	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value
Forward contracts designated as cash flow hedging instruments	Prepaid expenses and other current assets	$2,710	Prepaid expenses and other current assets	$23,288	Accrued expenses- other	$15,215	Accrued expenses- other	$4,696
Forward contracts not designated as cash flow hedging instruments	Prepaid expenses and other current assets	72	Prepaid expenses and other current assets	—	Accrued expenses- other	1	Accrued expenses- other	2
Interest rate swap designated as a cash flow hedging instrument	Prepaid expenses and other current assets	109	Prepaid expenses and other current assets	—	Accrued expenses- other	15	Accrued expenses- other	613
Forward contracts designated as cash flow hedging instruments	Intangible and other assets-net	448	Intangible and other assets-net	5,648	Other long-term liabilities	4,557	Other long-term liabilities	268
Interest rate swap designated as a cash flow hedging instrument	Intangible and other assets-net	—	Intangible and other assets-net	73	Other long-term liabilities	—	Other long-term liabilities	—
Total		$3,339		$29,009		$19,788		$5,579

At the end of the Third Quarter, the Company had forward contracts designated as cash flow hedges with maturities extending through June 2019. As of September 30, 2017, an estimated net loss of $9.2 million is expected to be reclassified into earnings within the next twelve months at prevailing foreign currency exchange rates. See “Note 1—Financial Statement Policies” for additional disclosures on foreign currency hedging instruments.

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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 (in thousands):

	Fair Value at September 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Forward contracts	$—	$3,230	$—	$3,230
Deferred compensation plan assets:
Investment in publicly traded mutual funds	2,605	—	—	2,605
Interest rate swap	—	109	—	109
Total	$2,605	$3,339	$—	$5,944
Liabilities:
Forward contracts	$—	$19,773	—	$19,773
Interest rate swap	—	15	—	15
Total	$—	$19,788	$—	$19,788
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
As of September 30, 2017, debt, excluding unamortized debt issuance costs and capital leases, was recorded at cost and had a carrying value of $486.1 million and a fair value of approximately $480.6 million. The fair value of debt was obtained from a third-party based on observable market inputs.
The fair value of goodwill and trade names are measured on a non-recurring basis using Level 3 inputs, including forecasted cash flows, discounts rates and implied royalty rates.
During the second quarter of fiscal 2017, the Company fully impaired its goodwill balance and recorded pre-tax impairment charges of $202.3 million, $114.3 million and $42.9 million in the Americas, Europe and Asia segments, respectively.
During the second quarter of fiscal 2017, the SKAGEN trade name with a carrying amount of $55.6 million was written down to its implied fair value of $27.3 million, resulting in a pre-tax impairment charge of $28.3 million; the MISFIT trade name with a carrying amount of $11.8 million was deemed not recoverable, resulting in a pre-tax impairment charge of $11.8 million and the MICHELE trade name with a carrying amount of $18.5 million was written down to its implied fair value of

$10.9 million, resulting in a pre-tax impairment charge of $7.6 million. Trade name impairment charges were recorded in the Corporate cost area. See “Note 2—Goodwill and Intangibles Impairment Charges” for additional disclosures about goodwill and trade name impairment.
In accordance with the provisions of ASC 360, Property, Plant and Equipment, property, plant and equipment-net with a carrying amount of $6.0 million related to retail store leasehold improvements and fixturing and related key money in the amount of $0.6 million were deemed not recoverable, resulting in an impairment charge of $6.6 million during the Year To Date Period.
The fair values of assets related to Company-owned retail stores were determined using Level 3 inputs. Of the $6.6 million impairment expense, $3.6 million, $1.4 million and $0.5 million were recorded in restructuring charges in the Americas, Europe and Asia segments, respectively, and $0.8 million and $0.3 million were recorded in SG&A in the Europe and Asia segments, respectively.
During the second quarter of fiscal 2017, the Company recorded a pre-tax impairment charge of $1.6 million related to the write off of a cost method investment.

12. INTANGIBLE AND OTHER ASSETS

The following table summarizes intangible and other assets (in thousands):

		September 30, 2017		December 31, 2016
	Useful	Gross	Accumulated	Gross	Accumulated
	Lives	Amount	Amortization	Amount	Amortization
Intangibles-subject to amortization:
Trademarks	10 yrs.	$4,310	$3,621	$4,310	$3,443
Customer lists	5-10 yrs.	54,875	32,417	53,625	26,986
Patents	3-20 yrs.	2,325	2,124	2,325	2,099
Noncompete agreement	3-6 yrs.	2,548	2,102	2,505	1,662
Developed technology	7 yrs.	36,100	9,025	36,100	5,157
Trade name	6 yrs.	—	—	15,700	2,617
Other	7-20 yrs.	265	236	253	215
Total intangibles-subject to amortization		100,423	49,525	114,818	42,179
Intangibles-not subject to amortization:
Trade names		38,645		74,485
Other assets:
Key money deposits		27,841	24,195	26,948	22,038
Other deposits		19,579		19,344
Deferred compensation plan assets		2,605		2,385
Deferred tax asset-net		98,374		23,061
Restricted cash		373		500
Shop-in-shop		10,161	9,816	8,807	8,019
Tax receivable		404		—
Forward contracts		448		5,648
Investments		500		2,078
Other		4,771		4,655
Total other assets		165,056	34,011	93,426	30,057
Total intangible and other assets		$304,124	$83,536	$282,729	$72,236
Total intangible and other assets-net			$220,588		$210,493

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
Amortization expense for intangible assets was approximately $3.0 million and $3.7 million for the Third Quarter and Prior Year Quarter, respectively, and $10.4 million and $11.2 million for the Year To Date Period and Prior Year YTD Period, respectively. Estimated aggregate future amortization expense by fiscal year for intangible assets is as follows (in thousands):

Fiscal Year	Amortization Expense
2017 (remaining)	$3,028
2018	$11,848
2019	$11,518
2020	$10,979
2021	$7,143
2022	$6,263

13. COMMITMENTS AND CONTINGENCIES
Litigation. The Company is occasionally subject to litigation or other legal proceedings in the normal course of its business. The Company does not believe that the outcome of any currently pending legal matters, individually or collectively, will have a material effect on the business or financial condition of the Company.
14. DEBT ACTIVITY
On March 10, 2017, the Company entered into the Second Amendment to the Amended and Restated Credit Agreement (the “Second Amendment”). The Second Amendment reduced the Company's revolving credit facility (the "Revolving Credit Facility") available under the Company’s existing credit amendment from $1.05 billion to $850.0 million. The Second Amendment also removed the incremental term loan that was available under the credit agreement, extended the maturity date of the credit agreement to May 17, 2019 and removed the Company’s ability to make offers to the lenders to extend the maturity date of the Term Loan or the Revolving Credit Facility. The Second Amendment also amended the repayment schedule for the Term Loan and requires the Company to make monthly payments on the last business day of each month beginning April 30, 2018. On and after April 1, 2018, interest on the Term Loan that is based upon the base rate will be due and payable in arrears on the last business day of each calendar month, and interest on the Term Loan that is based upon the LIBOR rate will be due and payable on the last day of the applicable interest period; provided, that if such interest period extends for over one month, then interest will be due and payable at the end of each one month interval during such interest period. The Second Amendment also amended the mandatory prepayment provisions under the credit agreement and provides that to the extent there are excess proceeds remaining from the issuance of debt by the Company following the repayment in full of the Term Loan, the Company will be required to repay the Revolving Credit Facility in the amount of such excess proceeds, with a corresponding permanent reduction in the Revolving Credit Facility in the amount of up to $50.0 million. In accordance with the Second Amendment, dividends paid from foreign subsidiaries to U.S. subsidiaries or Fossil Group, Inc., must first be used to repay the Term Loan and then up to $50.0 million of the Revolving Credit Facility.
The Second Amendment amended the applicable margin used to calculate the interest rate that is applicable to base rate loans and LIBOR rate loans under the Company’s credit agreement. As of September 30, 2017, the interest rate margin for base rate loans was 2.50% per annum and the interest rate margin for LIBOR rate loans was 3.50% per annum. On October 1, 2017, the applicable margin on the Term Loan automatically increased to 2.75% per annum for base rate loans and 3.75% per annum for LIBOR rate loans. If the Term Loan has not been repaid in full on or prior to March 31, 2018, then on such date, the applicable margin will automatically increase to 3.25% per annum for base rate loans and 4.25% per annum for LIBOR rate loans. The Second Amendment also changed the commitment fee payable by the Company with respect to the Revolving Credit Facility to 0.50% per annum. The Company will incur an additional fee of 0.25% times the outstanding principal amount of the total credit exposure under the credit agreement if the Term Loan has not been repaid in full on or prior to March 31, 2018. Furthermore, the Second Amendment changed the consolidated total leverage ratio that the Company must comply with from 3.25 to 1.00 to the ratios as set forth below:

Period	Maximum Ratio
July 2, 2017 through and including September 30, 2017	3.50 to 1.00
October 1, 2017 through and including March 31, 2018	3.25 to 1.00
April 1, 2018 through and including September 29, 2018	3.50 to 1.00
September 30, 2018 and thereafter	3.25 to 1.00
The Company made principal payments of $6.3 million and $18.8 million under the Term Loan during the Third Quarter and Year To Date Period, respectively. The Company also made net payments of $158.0 million and $131.3 million under the Revolving Credit Facility during the Third Quarter and Year To Date Period, respectively. Amounts available under the Revolving Credit Facility are reduced by any amounts outstanding under standby letters of credit. As of September 30, 2017, the Company had available borrowing capacity of $270.5 million under the Revolving Credit Facility. The Company's domestic subsidiary receives short-term loans from certain of its foreign subsidiaries at the end of each fiscal quarter which are used to reduce its external borrowings. These intercompany loans are repaid at the beginning of the following fiscal quarter. At the end of the Third Quarter, these intercompany loans totaled $411.8 million. The Company incurred approximately $2.2 million and $6.3 million of interest expense related to the Term Loan during the Third Quarter and Year To Date Period, respectively, including the impact of the related interest rate swap. The Company incurred approximately $8.1 million and $20.5 million of interest expense related to the Revolving Credit Facility during the Third Quarter and Year To Date Period, respectively. The Company incurred approximately $0.9 million and $2.7 million of interest expense related to the amortization of debt issuance costs during the Third Quarter and Year To Date Period, respectively.

15. RESTRUCTURING
The Company implemented a multi-year restructuring program that began in fiscal year 2016 called New World Fossil ("NWF"). As part of NWF, the Company targets to improve operating profit and support sales growth through a leaner infrastructure and an enhanced business model. The Company is working to achieve greater efficiencies from production to distribution through activities such as organizational changes, reducing its overall product assortment, optimizing its base cost structure and consolidating facilities. The Company also intends to build a quicker and more responsive operating platform. The Company is reducing its retail footprint to reflect the evolving shopping habits of today's consumer, which includes restructuring costs, such as store impairment, recorded lease obligations and termination fees and accelerated depreciation. Of the total estimated $150 million restructuring charges, approximately $27.8 million and $41.8 million were recorded during fiscal year 2016 and the Year To Date period, respectively. The Company estimates total fiscal year 2017 NWF restructuring charges of approximately $45 million.

The following table shows a rollforward of the accrued liability related to the Company’s restructuring plan (in thousands):

	For the 13 Weeks Ended September 30, 2017
	Liabilities				Liabilities
	July 1, 2017	Charges	Cash Payments	Non-cash Items	September 30, 2017
Store closures	$4,893	$2,482	$4,237	$2,320	$818
Professional services and other	116	765	48	291	542
Severance and employee-related benefits	1,535	2,522	2,467	—	1,590
Total	$6,544	$5,769	$6,752	$2,611	$2,950

	For the 13 Weeks Ended October 1, 2016
	Liabilities				Liabilities
	July 2, 2016	Charges	Cash Payments	Non-cash Items	October 1, 2016
Store closures	$—	$12,523	$—	$12,523	$—
Professional services and other	—	1,950	1,300	—	650
Severance and employee-related benefits	—	—	—	—	—
Total	$—	$14,473	$1,300	$12,523	$650

	For the 39 Weeks Ended September 30, 2017
	Liabilities				Liabilities
	December 31, 2016	Charges	Cash Payments	Non-cash Items	September 30, 2017
Store closures	$4,546	$8,223	$6,415	$5,536	$818
Professional services and other	794	2,195	2,156	291	542
Severance and employee-related benefits	—	31,400	28,606	1,204	1,590
Total	$5,340	$41,818	$37,177	$7,031	$2,950

	For the 39 Weeks Ended October 1, 2016
	Liabilities				Liabilities
	January 2, 2016	Charges	Cash Payments	Non-cash Items	October 1, 2016
Store closures	$—	$12,523	$—	$12,523	$—
Professional services and other	—	1,950	1,300	—	650
Severance and employee-related benefits	—	—	—	—	—
Total	$—	$14,473	$1,300	$12,523	$650

Restructuring charges by operating segment were as follows (in thousands):

	For the 13 Weeks Ended September 30, 2017	For the 13 Weeks Ended October 1, 2016
Americas	$2,771	$10,548
Europe	1,445	1,639
Asia	1,144	336
Corporate	409	1,950
Consolidated	$5,769	$14,473

	For the 39 Weeks Ended September 30, 2017	For the 39 Weeks Ended October 1, 2016
Americas	$10,567	$10,548
Europe	9,127	1,639
Asia	9,283	336
Corporate	12,841	1,950
Consolidated	$41,818	$14,473

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of the financial condition and results of operations of Fossil Group, Inc. and its subsidiaries for the thirteen and thirty-nine week periods ended September 30, 2017 (the “Third Quarter” and “Year To Date Period,” respectively) as compared to the thirteen and thirty-nine week periods ended October 1, 2016 (the “Prior Year Quarter” and “Prior Year YTD Period,” respectively). This discussion should be read in conjunction with the condensed consolidated financial statements and the related notes thereto.
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
Domestically, we sell our products through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, Company-owned retail and outlet stores, mass market stores and through our FOSSIL® website. Our wholesale customer base includes, among others, Amazon, Best Buy, Dillard’s, JCPenney, Kohl’s, Macy’s, Neiman Marcus, Nordstrom, Saks Fifth Avenue, Target and Wal-Mart. In the United States, our network of Company-owned stores included 84 retail stores located in premier retail sites and 122 outlet stores located in major outlet malls as of September 30, 2017. In addition, we offer an extensive collection of our FOSSIL brand products on our website, www.fossil.com, as well as proprietary and licensed watch and jewelry brands through other managed and affiliated websites.
Internationally, our products are sold to department stores, specialty retail stores and specialty watch and jewelry stores in approximately 150 countries worldwide through 23 Company-owned foreign sales subsidiaries and through a network of approximately 80 independent distributors. Internationally, our network of Company-owned stores included 216 retail stores and 134 outlet stores as of September 30, 2017. Our products are also sold through licensed and franchised FOSSIL retail stores, retail concessions operated by us and kiosks in certain international markets. In addition, we offer an extensive collection of our FOSSIL brand products on our websites in certain countries.
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

Results of Operations
Executive Summary. During the Third Quarter, net sales decreased 7% (8% in constant currency), as compared to the Prior Year Quarter, driven by declines in traditional watches, leathers and jewelry, and partially offset by continued growth in wearables. The Third Quarter was favorably impacted by customers accelerating certain deliveries from the fourth quarter of fiscal year 2017 into the Third Quarter, primarily to take advantage of pending price increases. We estimate that this acceleration of sales favorably impacted the Third Quarter sales growth rate by roughly three percentage points, and we expect this favorable impact will largely reverse in the fourth quarter of fiscal year 2017. While the overall business remains challenging and the retail environment remains in flux, we continue to bring innovative new products to the market and work towards operational efficiencies to ultimately enhance our profitability. We remain confident wearables can be one of the key catalysts that could eventually offset the sales declines we have seen in our traditional watch business for some time now. Wearables products accounted for approximately 10% of our net sales in the Third Quarter, compared to 7% and 9% in the first and second quarters of fiscal year 2017, respectively. Our third generation of connected devices, which are in the market now, add additional features through Android Wear 2.0, such as fitness and standalone applications. In addition, our latest generation wearables are thinner, and they have brighter screens and improved functionality. We are supporting these new products with our celebrity influencer campaigns to attract our wearable customers in the digital and social space.
During the Third Quarter, sales of FOSSIL branded products decreased 5% (7% in constant currency), as compared to the Prior Year Quarter. Effectively all of the decline in the FOSSIL branded sales was driven by weakness in our leathers and jewelry categories, partially offset by modest growth in watches led by wearables. Wearables positively impacted the FOSSIL watch category growth rate by approximately 11 percentage points in the Third Quarter. Sales of our SKAGEN branded products decreased 10% (12% in constant currency) as compared to the Prior Year Quarter, with growth in Asia more than offset by declines in the Americas and Europe. Growth in SKAGEN connected watches partially offset the decline in SKAGEN traditional watches.
Our multi-brand global watch portfolio decreased 3% (4% in constant currency) during the Third Quarter, as compared to the Prior Year Quarter, representing decreases in the majority of the brands in our portfolio. Growth in wearable products partially offset the declines in traditional watches. In the MICHAEL KORS brand, we launched next generation connected product in August and expanded the distribution channels later during the Third Quarter with positive results. EMPORIO ARMANI hybrid watches launched during the Third Quarter, driving positive sales growth overall for the brand. We launched DIESEL hybrid and display watches and EMPORIO ARMANI display watches on our wearable platform towards the end of the Third Quarter, and preliminary results have been favorable.
We plan to launch five more brands onto the hybrid platform this year, including DKNY, MARC JACOBS, MICHELE, RELIC and TORY BURCH. These new launches will bring us to a total of 14 brands in wearables and support our goal to at least double the wearables business in fiscal year 2017 from fiscal year 2016.
The following table presents as reported and constant currency net sales percentage change information for FOSSIL for the Third Quarter as compared to the Prior Year Quarter:

	Growth Percentage

Brand	As Reported	Constant Currency
FOSSIL	5.2%	7.0%
SKAGEN	10.0%	11.6%

Global comparable retail sales (including e-commerce) decreased 6% during the Third Quarter, compared to a decrease of 1% in the Prior Year Quarter, due to continued declines in retail store traffic trends partially offset by consistent growth in e-commerce. During the Third Quarter, we continued to improve conversion through promotional activity, but we were not able overcome the negative traffic we experienced in all regions. During the Third Quarter, our comparable e-commerce sales increased 26% compared to the Prior Year Quarter, led by the Americas, but with increases in all regions.
We continue to make progress on our New World Fossil ("NWF") initiative. The goal of NWF continues to be to build a leaner, more nimble operating platform that can support improved profitability in the future while better serving our customers and competing in the new retail environment. When we launched NWF in fiscal year 2016, we set a target to drive $200 million of profit improvements in the near term, and we are well on our way to delivering that. During a challenging retail environment, we continue to make strong progress on transforming Fossil. This year we expect our NWF initiatives to drive underlying improvement in our product costs as well as significant reductions in our expense structure that we estimate will be over $100 million this year on a run rate basis. We recognize this transformation will take time, but we are making significant progress to evolve our key categories and streamline our business to position us for profitable growth over the long term.
In the Third Quarter, we managed our resources and capital tightly. We are also working to ensure that we have the proper capital structure needed to support our long-term financial objectives. Our goal continues to be to diversify our capital structure beyond just our existing bank partners with longer tenors to support our long term strategic objectives. We are taking the necessary steps to strengthen our financial position to further enable us to execute our strategies well into the future and position our business model for continued strong cash flow generation. During the past year, we have reduced our net debt by $170 million, reduced our net working capital by $230 million and generated positive cash flow from operations.
During the Third Quarter as compared to the Prior Year Quarter, gross profit decreased due to lower sales and a decreased margin rate. The decrease in gross margin rate was primarily driven by the impact of connected products due to both lower connected margins as well as additional valuation charges. Our strategy this year has been to invest in margin to drive significant volume in wearables and leverage that volume to drive future cost efficiencies. So far this year, we have tripled our connected sales volumes compared to the same periods as last year and are well ahead of the initial cost goals that we set for ourselves this year. However, we have not hit the aggressive sales goals that we set for ourselves this year in this new category and are consequently carrying greater levels of connected products that we will need to clear and have deferred some receipts into the first quarter of fiscal year 2018. In the Third Quarter, we recorded a $23 million valuation charge to support our efforts to clear this inventory, which negatively impacted our overall gross margins by 330 basis points. The gross margin rate was also negatively impacted by ongoing promotional activity in our outlets and the e-commerce channel and by an unfavorable currency impact of approximately 60 basis points. Higher sales volumes through off-price channels also modestly reduced gross margins in the Third Quarter. Product cost benefits generated from our NWF supply chain initiatives partially offset these headwinds. Total operating expenses for the Third Quarter decreased to $320 million including $6 million of restructuring costs associated with our NWF initiative. Other income increased as a result of increased net foreign currency gains during the Third Quarter as compared to the Prior Year Quarter. The tax benefit in the Third Quarter was favorably impacted by the increased effective tax rate in the Third Quarter as compared to the Prior Year Quarter. During the Third Quarter, our financial performance resulted in a loss of $0.11 per diluted share.
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
As a result, in addition to presenting financial measures in accordance with accounting principles generally accepted in the United States of America (“GAAP”), our discussions contain references to constant currency financial information, which is a non-GAAP financial measure. To calculate net sales on a constant currency basis, net sales for the current year for entities reporting in currencies other than the U.S. dollar are translated into U.S. dollars at the average rates during the comparable period of the prior fiscal year. We present constant currency information to provide investors with a basis to evaluate how our underlying business performed excluding the effects of foreign currency exchange rate fluctuations. The constant currency financial information presented herein should not be considered a substitute for, or superior to, the measures of financial performance prepared in accordance with GAAP. Reconciliations between constant currency financial information and the most directly comparable GAAP measure are included where applicable.

Quarterly Periods Ended September 30, 2017 and October 1, 2016
Consolidated Net Sales. Net sales decreased $49.3 million or 6.7% (8.0% in constant currency), for the Third Quarter as compared to the Prior Year Quarter. During the Third Quarter, our leathers products decreased $17.6 million or 18.9% (19.9% in constant currency) primarily as a result of the current product assortment not resonating well with consumers. Global watch sales decreased $15.3 million or 2.7% (4.1% in constant currency) driven by declines in traditional watches partially offset by increases in connected watches. Our jewelry business decreased $12.5 million or 20.8% (22.8% in constant currency).
Net sales information by product category is summarized as follows (dollars in millions):

	For the 13 Weeks Ended September 30, 2017		For the 13 Weeks Ended October 1, 2016
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$551.9	80.1%	$567.2	76.9%	$(15.3)	(2.7)%	(4.1)%
Leathers	75.7	11.0	93.3	12.6	(17.6)	(18.9)	(19.9)
Jewelry	47.7	6.9	60.2	8.2	(12.5)	(20.8)	(22.8)
Other	13.4	2.0	17.3	2.3	(3.9)	(22.5)	(23.6)
Total	$688.7	100.0%	$738.0	100.0%	$(49.3)	(6.7)%	(8.0)%
In the Third Quarter, the translation of foreign-based net sales into U.S. dollars increased reported net sales by approximately $10.1 million, including favorable impacts of $9.2 million and $1.6 million in our Europe and Americas segments, respectively, and an unfavorable impact of $0.7 million in our Asia segment when compared to the Prior Year Quarter.
The following table sets forth consolidated net sales by segment (dollars in millions):

	For the 13 Weeks Ended September 30, 2017		For the 13 Weeks Ended October 1, 2016		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Americas	$308.1	44.7%	$361.2	48.9%	$(53.1)	(14.7)%	(15.1)%
Europe	247.2	35.9	243.2	33.0	4.0	1.6	(2.1)
Asia	133.4	19.4	133.6	18.1	(0.2)	(0.1)	0.4
Total	$688.7	100.0%	$738.0	100.0%	$(49.3)	(6.7)%	(8.0)%
Americas Net Sales. Americas net sales decreased $53.1 million or 14.7% (15.1% in constant currency), during the Third Quarter in comparison to the Prior Year Quarter. During the Third Quarter, watches decreased $32.1 million or 11.7% (12.1% in constant currency), while our leathers business decreased $12.7 million or 21.6% (22.1% in constant currency) and our jewelry category decreased $6.6 million or 29.5% (29.9% in constant currency). Sales declines in the U.S. and Canada were partially offset by growth in Mexico. During the Third Quarter, most brands in the portfolio declined while our EMPORIO ARMANI watch business increased with the introduction of EMPORIO ARMANI Connected. Decreases in traditional watches were partially offset by increases in connected watches, with the strongest performance coming from FOSSIL connected watches. While both our wholesale and retail businesses declined in the Third Quarter, our retail business was relatively stronger. Comparable retail sales including e-commerce declined moderately in the region as negative comparable sales in our stores were partially offset by positive comparable sales in our e-commerce business.

The following table sets forth product net sales for the Americas segment on a reported and constant currency basis (dollars in millions):

	For the 13 Weeks Ended September 30, 2017	For the 13 Weeks Ended October 1, 2016
			Growth (Decline)
	Net Sales	Net Sales	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$242.2	$274.3	$(32.1)	(11.7)%	(12.1)%
Leathers	46.2	58.9	(12.7)	(21.6)	(22.1)
Jewelry	15.8	22.4	(6.6)	(29.5)	(29.9)
Other	3.9	5.6	(1.7)	(30.4)	(28.6)
Total	$308.1	$361.2	$(53.1)	(14.7)%	(15.1)%

Europe Net Sales. Europe net sales increased $4.0 million or 1.6% (decreased 2.1% in constant currency) during the Third Quarter in comparison to the Prior Year Quarter. Watches increased $11.6 million or 6.4% (2.5% in constant currency), jewelry declined $3.6 million or 10.6% (13.5% in constant currency) and our leathers business decreased $2.3 million or 11.4% (14.4% in constant currency) in the Third Quarter. Third Quarter sales in Europe benefited from early deliveries to certain wholesale customers who opted to take shipments planned for the fourth quarter of fiscal year 2017, given price adjustments, which were required to be announced to customers in advance. During the Third Quarter, sales growth was led by MICHAEL KORS watches, and we also experienced growth in EMPORIO ARMANI, ARMANI EXCHANGE, FOSSIL and DIESEL branded watches, as the watch category more than offset declines in leathers and jewelry. The sales increases in watches were primarily driven from wearables and benefited from our third generation product launching towards the end of the Third Quarter. Within the region, modest growth in the U.K. and Poland was more than offset by declines in the Middle East. Comparable retail sales were moderately negative during the Third Quarter, as positive comparable e-commerce sales were more than offset by negative comparative retail store sales amid declining traffic.
The following table sets forth product net sales for the Europe segment on a reported and constant currency basis (dollars in millions):

	For the 13 Weeks Ended September 30, 2017	For the 13 Weeks Ended October 1, 2016
			Growth (Decline)
	Net Sales	Net Sales	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$192.3	$180.7	$11.6	6.4%	2.5%
Leathers	17.9	20.2	(2.3)	(11.4)	(14.4)
Jewelry	30.5	34.1	(3.6)	(10.6)	(13.5)
Other	6.5	8.2	(1.7)	(20.7)	(25.3)
Total	$247.2	$243.2	$4.0	1.6%	(2.1)%

Asia Net Sales. Net sales in Asia decreased $0.2 million or 0.1% (increased 0.4% in constant currency), driven by declines in leathers and jewelry largely offset by growth in watches. Continued growth in India and China was offset by a decline in nearly all other countries. During the Third Quarter as compared to the Prior Year Quarter, our leathers category decreased $2.7 million or 19.0% (18.3% in constant currency), our jewelry category decreased $2.4 million or 63.2% (same in constant currency) while our watch category increased $5.2 million or 4.6% (5.2% in constant currency). The watch category was led by growth in wearables, FOSSIL and EMPORIO ARMANI brands in particular, while traditional watches continued to decline. Comparable retail sales in the region decreased moderately largely driven by traffic declines.

The following table sets forth product net sales for the Asia segment on a reported and constant currency basis (dollars in millions):

	For the 13 Weeks Ended September 30, 2017	For the 13 Weeks Ended October 1, 2016
			Growth (Decline)
	Net Sales	Net Sales	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$117.3	$112.1	$5.2	4.6%	5.2%
Leathers	11.5	14.2	(2.7)	(19.0)	(18.3)
Jewelry	1.4	3.8	(2.4)	(63.2)	(63.2)
Other	3.2	3.5	(0.3)	(8.6)	(8.6)
Total	$133.4	$133.6	$(0.2)	(0.1)%	0.4%

The following table sets forth the number of stores by concept on the dates indicated below:

	September 30, 2017				October 1, 2016
	Americas	Europe	Asia	Total	Americas	Europe	Asia	Total
Full price accessory	112	109	61	282	128	122	66	316
Outlets	136	74	46	256	156	73	46	275
Full priced multi-brand	—	8	10	18	—	7	12	19
Total stores	248	191	117	556	284	202	124	610
During the Third Quarter, we closed 8 stores and did not open any new stores.
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
Gross Profit. Gross profit of $319.9 million in the Third Quarter decreased 16.9% in comparison to $385.1 million in the Prior Year Quarter driven by lower sales and decreased margin rates. Gross profit margin rate decreased 580 basis points to 46.4% in the Third Quarter compared to 52.2% in the Prior Year Quarter. The decrease in gross margin rate was primarily driven by the impact of connected products due to both lower connected margins as well as additional valuation charges. Our strategy this year has been to invest in margin to drive significant volume in wearables and leverage that volume to drive future cost efficiencies. So far this year, we have tripled our connected sales volumes and are well ahead of the initial cost goals that we set for ourselves this year. However, we have not hit the aggressive sales goals that we set for ourselves this year in this new category and are consequently carrying greater levels of connected products that we will need to clear and have deferred some receipts into the first quarter of fiscal 2018. In the Third Quarter, we recorded a $23 million valuation charge to support our efforts to clear this inventory, which negatively impacted our overall gross margins by 330 basis points. The gross margin rate was also negatively impacted by ongoing promotional activity in our outlets and the e-commerce channel and by an unfavorable currency impact of approximately 60 basis points. Higher sales volumes through off-price channels also modestly reduced gross margins in the Third Quarter. Product cost benefits generated from our NWF supply chain initiatives partially offset these headwinds.
Operating Expenses. Total operating expenses in the Third Quarter decreased by $33.5 million or 9.5% to $320.4 million compared to $353.9 million in the Prior Year Quarter. Third Quarter operating expenses included restructuring costs of $5.8 million under our NWF initiative, while the Prior Year Quarter included $14.5 million in restructuring costs as well as a $10 million benefit resulting from real estate gains.
In the Third Quarter, SG&A expenses were $24.8 million lower compared to the Prior Year Quarter primarily as a result of corporate and regional overhead reductions and lower retail store expenses, given the significant number of stores we have closed since the Prior Year Quarter. Advertising royalties were also lower in the Third Quarter driven by the decline in sales of licensed products. The translation of foreign-denominated expenses during the Third Quarter increased operating expenses by approximately $4.1 million as a result of the weaker U.S. dollar. As a percentage of net sales, SG&A expenses decreased to 45.7% in the Third Quarter as compared to 46.0% in the Prior Year Quarter.
Consolidated Operating Income (Loss). Operating income (loss) decreased to a loss of $0.5 million in the Third Quarter as compared to income of $31.2 million in the Prior Year Quarter, primarily driven by both decreased sales and gross margin rate. As a percentage of net sales, operating margin (loss) was (0.1%) in the Third Quarter compared to 4.2% in the Prior Year Quarter. Operating margin rate in the Third Quarter included a negative impact of approximately 50 basis points due to changes in foreign currencies. During the Third Quarter as compared to the Prior Year Quarter, we faced continued retail pressure, most significantly in our traditional businesses in all segments. Additionally, the gross margin rate was negatively impacted by connected products, due to both lower connected margins as well as additional product valuation charges, and lower retail margins due to increased promotional activity in outlets and the e-commerce channel in all segments. Decreased restructuring costs incurred under our NWF plan, as well as corporate and regional overhead reductions and lower retail store expenses favorably impacted operating income (loss) during the Third Quarter as compared to the Prior Year Quarter.
Operating income (loss) by segment is summarized as follows (dollars in millions):

	For the 13 Weeks Ended September 30, 2017	For the 13 Weeks Ended October 1, 2016	Growth (Decline)		Operating Margin %
			Dollars	Percentage	2017	2016
Americas	$18.9	$56.4	$(37.5)	(66.5)%	6.1%	15.6%
Europe	39.3	49.0	(9.7)	(19.8)	15.9	20.2
Asia	22.0	23.7	(1.7)	(7.2)	16.5	17.7
Corporate	(80.7)	(97.9)	17.2	(17.6)
Total operating income (loss)	$(0.5)	$31.2	$(31.7)	(101.6)%	(0.1)%	4.2%
Interest Expense. Interest expense increased by $5.1 million during the Third Quarter as a result of higher interest rate spreads due to our amended credit facility.
Other Income (Expense)-Net. During the Third Quarter, other income (expense)-net increased by $2.3 million to $3.9 million in comparison to the Prior Year Quarter. This change was primarily driven by more favorable foreign currency activity compared to the Prior Year Quarter.
Provision for Income Taxes. The income tax benefit for the Third Quarter was $3.2 million, resulting in an effective income tax rate of 37.1%. For the Prior Year Quarter, income tax expense was $6.5 million, resulting in an effective income tax rate of 25.0%. The higher effective tax rate in the Third Quarter as compared to the Prior Year Quarter was attributable to a higher structural rate resulting from an increased forecasted loss from the Company's U.S. operations which was tax-benefited at a higher tax rate than the tax rates used to calculate the tax expense on the profits from the Company's foreign operations. There were also favorable discrete items occurring in the quarter. These positive impacts were partially offset by the increased tax expense resulting from all of the foreign and some of the U.S. goodwill impairment charge being permanently nondeductible for tax purposes.
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
Net Income (Loss) Attributable to Fossil Group, Inc. Third Quarter net income (loss) attributable to Fossil Group, Inc. decreased to $(5.4) million, or $(0.11) per diluted share, in comparison to $17.4 million, or $0.36 per diluted share, in the Prior Year Quarter. Diluted earnings (loss) per share in the Third Quarter included a restructuring charge of $0.08 as compared to a restructuring charge of $0.22 in the Prior Year Quarter. Excluding restructuring, the decline in diluted earnings (loss) per share in the Third Quarter as compared to the Prior Year Quarter was driven by lower sales and gross margins, mainly due to connected mix, and higher interest expenses, partially offset by lower operating expenses and taxes. The tax benefit in the Third Quarter was positively impacted by the increased effective tax rate in the Third Quarter as compared to the Prior Year Quarter. The translation impact of a stronger U.S. dollar decreased diluted earnings per share by approximately $0.02 year-over-year.

Fiscal Year To Date Periods Ended September 30, 2017 and October 1, 2016
Consolidated Net Sales. Net sales decreased $215.8 million or 10.4% (10.0% in constant currency), for the Year To Date Period as compared to the Prior Year YTD Period. Global watch sales decreased $110.1 million or 7.0% (6.7% in constant currency) driven by declines in traditional watches partially offset by increases in connected watches. Our leathers category decreased $61.0 million or 21.9% (21.6% in constant currency) primarily as a result of the current product assortment not resonating well with consumers, and our jewelry product category decreased $31.8 million or 18.5% (17.8% in constant currency) during the Year To Date Period as compared to the Prior Year YTD Period. Global comparable retail sales decreased 9% for the Year To Date Period representing declines in all product categories and all store concepts partially offset by strong e-commerce comparable sales growth.
Net sales information by product category is summarized as follows (dollars in millions):

	For the 39 Weeks Ended September 30, 2017		For the 39 Weeks Ended October 1, 2016		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$1,471.1	78.8%	$1,581.2	75.9%	$(110.1)	(7.0)%	(6.7)%
Leathers	218.0	11.7	279.0	13.4	(61.0)	(21.9)	(21.6)
Jewelry	139.9	7.5	171.7	8.2	(31.8)	(18.5)	(17.8)
Other	38.4	2.0	51.3	2.5	(12.9)	(25.1)	(24.8)
Total	$1,867.4	100.0%	$2,083.2	100.0%	$(215.8)	(10.4)%	(10.0)%
In the Year To Date Period, the translation of foreign-based net sales into U.S. dollars decreased reported net sales by approximately $6.6 million, including unfavorable impacts of $5.5 million, $0.6 million and $0.5 million in our Europe, Americas and Asia segments, respectively, compared to the Prior Year YTD Period.
The following table sets forth consolidated net sales by segment (dollars in millions):

	For the 39 Weeks Ended September 30, 2017		For the 39 Weeks Ended October 1, 2016		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Americas	$874.5	46.9%	$1,042.2	50.0%	$(167.7)	(16.1)%	(16.0)%
Europe	637.6	34.1	669.1	32.1	(31.5)	(4.7)	(3.9)
Asia	355.3	19.0	371.9	17.9	(16.6)	(4.5)	(4.3)
Total	$1,867.4	100.0%	$2,083.2	100.0%	$(215.8)	(10.4)%	(10.0)%
Americas Net Sales. For the Year To Date Period, Americas net sales decreased $167.7 million or 16.1% (16.0% in constant currency), compared to the Prior Year YTD Period. During the Year To Date Period, watches decreased $103.0 million or 13.1% (13.0% in constant currency). Our leathers and jewelry categories declined $41.5 million or 23.6% (23.6% in constant currency) and $16.8 million or 26.3% (26.6% in constant currency), respectively. Sales declined in the U.S. and Canada and were partially offset by sales increases in Mexico. During the Year To Date Period, nearly all brands in the portfolio declined driven by decreases in traditional watches that were partially offset by increases in connected watches, with the strongest performance coming from MICHAEL KORS ACCESS and FOSSIL connected watches. Both wholesale and retail sales declined at similar rates. Comparable retail sales declined moderately in the region with negative comparable store sales partially offset by moderate increases in comparable sales in our e-commerce business.

The following table sets forth product net sales for the Americas segment on a reported and constant currency basis (dollars in millions):

	For the 39 Weeks Ended September 30, 2017	For the 39 Weeks Ended October 1, 2016
			Growth (Decline)
	Net Sales	Net Sales	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$681.1	$784.1	$(103.0)	(13.1)%	(13.0)%
Leathers	134.5	176.0	(41.5)	(23.6)	(23.6)
Jewelry	47.2	64.0	(16.8)	(26.3)	(26.6)
Other	11.7	18.1	(6.4)	(35.4)	(34.8)
Total	$874.5	$1,042.2	$(167.7)	(16.1)%	(16.0)%

Europe Net Sales. For the Year To Date Period, Europe net sales decreased $31.5 million or 4.7% (3.9% in constant currency), compared to the Prior Year YTD Period. Watches declined $4.7 million or 1.0% (0.3% in constant currency) and our leathers and jewelry categories declined $9.9 million or 16.9% (15.7% in constant currency) and $10.9 million or 11.1% (9.8% in constant currency), respectively. During the Year To Date Period, most of the brands in the portfolio declined driven by decreases in traditional watches that were partially offset by increases in connected watches. Growth in Spain and Poland were offset by declines in most other markets with the greatest decline in our Middle East business. Both wholesale and retail channels decreased at similar rates. Comparable retail sales were moderately negative during the Year To Date Period with negative comparable sales in the leathers and jewelry categories while comparable sales in our watch category were flat.
The following table sets forth product net sales for the Europe segment on a reported and constant currency basis (dollars in millions):

	For the 39 Weeks Ended September 30, 2017	For the 39 Weeks Ended October 1, 2016
			Growth (Decline)
	Net Sales	Net Sales	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$483.7	$488.4	$(4.7)	(1.0)%	(0.3)%
Leathers	48.8	58.7	(9.9)	(16.9)	(15.7)
Jewelry	87.6	98.5	(10.9)	(11.1)	(9.8)
Other	17.5	23.5	(6.0)	(25.5)	(25.1)
Total	$637.6	$669.1	$(31.5)	(4.7)%	(3.9)%

Asia Net Sales. For the Year To Date Period, Asia net sales decreased $16.6 million or 4.5% (4.3% in constant currency), compared to the Prior Year YTD Period. Leathers declined $9.7 million or 21.9% (21.7% in constant currency), jewelry declined $4.1 million or 44.6% (44.6% in constant currency) and watch sales decreased $2.2 million or 0.7% (0.6% in constant currency). Growth in India and China was offset by declines in Japan, Australia and most other markets. Comparable retail sales in the region decreased moderately with negative comparable sales in the leathers and jewelry categories partially offset by positive comparable sales in our watch category for the Year To Date Period.

The following table sets forth product net sales for the Asia segment on a reported and constant currency basis (dollars in millions):

	For the 39 Weeks Ended September 30, 2017	For the 39 Weeks Ended October 1, 2016
			Growth (Decline)
	Net Sales	Net Sales	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$306.5	$308.7	$(2.2)	(0.7)%	(0.6)%
Leathers	34.6	44.3	(9.7)	(21.9)	(21.7)
Jewelry	5.1	9.2	(4.1)	(44.6)	(44.6)
Other	9.1	9.7	(0.6)	(6.2)	(4.1)
Total	$355.3	$371.9	$(16.6)	(4.5)%	(4.3)%

Gross Profit. For the Year To Date Period, gross profit margin decreased 350 basis points to 48.8% compared to 52.3% in the Prior Year YTD Period. The decreased gross profit margin was primarily driven by the same factors impacting the Third Quarter. Changes in foreign currency rates negatively impacted gross profit margin by approximately 60 basis points.
Operating Expenses. For the Year To Date Period, total operating expenses increased to $1.4 billion compared to $1.0 billion in the Prior Year YTD Period, primarily due to intangible impairment charges recorded in the second quarter of fiscal 2017. During the second quarter of fiscal year 2017, interim impairment tests were performed on goodwill and trade names due to the sustained declines in our market capitalization and sales trends, resulting in impairment expenses of $359.5 million for goodwill and $47.6 million for trade names. For additional information, please refer to "Note 2 - Goodwill and Intangibles Impairment Charges" to the condensed consolidated financial statements. During the Year To Date Period, we incurred restructuring costs of $41.8 million under our NWF initiative compared with restructuring costs of $14.5 million in the Prior Year YTD Period. SG&A expenses were lower compared to the Prior Year YTD Period due to lower infrastructure and store costs driven by NWF and reduced marketing expenses. The translation of foreign-denominated expenses during the Year To Date Period decreased operating expenses by approximately $3.4 million as a result of the stronger U.S. dollar. As a percentage of net sales, SG&A expenses increased to 50.2% in the Year To Date Period as compared to 48.7% in the Prior Year YTD Period.
Consolidated Operating Income (Loss). Operating income (loss) decreased to a loss of $475.5 million in the Year To Date Period as compared to income of $61.0 million in the Prior Year YTD Period, primarily driven by non-cash intangible impairment charges of $407.1 million and also by decreased sales and gross margin rate. As a percentage of net sales, operating margin was (25.5)% in the Year To Date Period as compared to 2.9% in the Prior Year YTD Period and was negatively impacted by approximately 70 basis points due to changes in foreign currencies. During the Year To Date Period as compared to the Prior Year YTD Period, we faced continued retail pressure, most significantly in our traditional businesses in all segments. Additionally, the gross margin rate was negatively impacted by connected products, due to both lower connected margins as well as additional product valuation charges, and lower retail margins due to increased promotional activity in outlets and the e-commerce channel in all segments. Operating expenses increased significantly, primarily due to non-cash impairment charges recorded on our goodwill in the Americas, Europe and Asia segments and trade names in corporate. Increased restructuring charges were more than offset by savings in our infrastructure, store costs and marketing expenses.
Operating income (loss) by segment is summarized as follows (dollars in millions):

	For the 39 Weeks Ended September 30, 2017	For the 39 Weeks Ended October 1, 2016	Growth (Decline)		Operating Margin %
			Dollars	Percentage	2017	2016
Americas	$(122.0)	$168.3	$(290.3)	(172.5)%	(13.9)%	16.2%
Europe	(33.8)	109.2	(143.0)	(131.0)	(5.3)	16.3
Asia	(2.7)	60.5	(63.2)	(104.5)	(0.8)	16.3
Corporate	(317.0)	(277.0)	(40.0)	14.4
Total operating income (loss)	$(475.5)	$61.0	$(536.5)	(879.5)%	(25.5)%	2.9%
Interest Expense. Interest expense increased by $12.7 million during the Year To Date Period as a result of higher interest rate spreads due to our amended credit facility.

Other Income (Expense)-Net. During the Year To Date Period, other income (expense)-net increased by $5.1 million to $11.5 million in comparison to the Prior Year YTD Period. This change was largely driven by favorable foreign currency activity compared to the Prior Year YTD Period.
Provision for Income Taxes. Income tax benefit for the Year To Date Period was $100.7 million, resulting in an effective income tax rate of 20.3%. For the Prior Year YTD Period, income tax expense was $13.2 million, resulting in an effective income tax rate of 27.5%. The tax benefit in the Year To Date Period was negatively impacted by the increased tax expense resulting from all of the foreign and some of the U.S. goodwill impairment charge being permanently nondeductible for tax purposes as compared to the Prior Year YTD Period combined with the impact of unfavorable discrete items, mostly due to the additional tax expense resulting from the adoption of ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.
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
Net Income (Loss) Attributable to Fossil Group, Inc. Year To Date Period net income (loss) attributable to Fossil Group, Inc. decreased to $(398.3) million, or $(8.22) per diluted share, in comparison to $29.2 million, or $0.60 per diluted share, in the Prior Year YTD Period, primarily due to a $(6.51) per diluted share impact of intangible impairment charges recorded during the Year To Date Period. Diluted earnings (loss) per share was negatively impacted by restructuring charges of $0.56 in the Year To Date Period and $0.22 in the Prior Year YTD Period. The tax benefit in the Year To Date Period was negatively impacted by the decreased effective tax rate in the Year To Date Period as compared to the Prior Year YTD Period. Diluted earnings per share in the Year To Date Period as compared to the Prior Year YTD Period decreased $0.11 due to the currency impact of a stronger U.S. dollar.
Liquidity and Capital Resources
Our cash and cash equivalents balance at the end of the Third Quarter was $166.9 million, including $165.8 million held in banks outside the U.S., in comparison to cash and cash equivalents of $236.0 million at the end of the Prior Year Quarter and $297.3 million at the end of fiscal year 2016. Historically, our business operations have not required substantial cash during the first several months of our fiscal year. Generally, starting in the third quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our quarterly cash requirements are also impacted by strategic investments such as acquisitions, other capital expenditures and restructuring charges. We believe cash from operating activities as well as amounts available under our U.S. credit facilities are sufficient to meet our cash needs in the U.S. for the next 12 months.
For the Year To Date Period, we generated operating cash flow of $60.2 million. This operating cash flow combined with cash on hand was utilized to fund net debt payments of $149.5 million and $17.2 million of capital expenditures. Net losses of $395.4 million were offset by net non-cash items of $389.3 million and a net decrease in working capital items of $66.2 million. Non-cash items primarily consisted of goodwill and trade name impairment charges of $407.1 million. The net decrease in working capital items primarily consisted of a decrease in accounts receivable of $85.1 million and an increase in accounts payable of $80.1 million, partially offset by a net increase in inventory of $116.0 million.
Accounts receivable, net of allowances, decreased by 3.2% to $310.9 million at the end of the Third Quarter compared to $321.3 million at the end of the Prior Year Quarter. Days sales outstanding for our wholesale businesses for the Third Quarter increased to 56 days compared to 53 days in the Prior Year Quarter primarily due to shifts in customer mix and timing of payments.
Accounts payable at the end of the Third Quarter was $248.8 million, which increased by 28.5% from the end of the Prior Year Quarter ending accounts payable balance of $193.6 million. The increase in accounts payable in the Third Quarter was largely due to our effective working capital management and timing of payments, some of which will have an offsetting effect in the fourth quarter of fiscal 2017.
Inventory at the end of the Third Quarter was $683.0 million, which decreased by 2.4% from the end of the Prior Year Quarter ending inventory balance of $699.6 million. We have reduced our traditional watch inventories significantly and we are working to clear the previous generation connected products over the next few quarters.
At the end of the Third Quarter, we had working capital of $732.8 million compared to working capital of $965.5 million at the end of the Prior Year Quarter. At the end of the Third Quarter, we had approximately $40.2 million of short-term borrowings and $444.3 million in long-term debt.
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
The Second Amendment amended the applicable margin used to calculate the interest rate that is applicable to base rate loans and LIBOR rate loans and provides that the interest rate margin for base rate loans is 2.50% per annum and the interest rate margin for LIBOR rate loans is 3.50% per annum. On October 1, 2017, the applicable margin on the Term Loan automatically increased to 2.75% per annum for base rate loans and 3.75% per annum for LIBOR rate loans. If the Term Loan has not been repaid in full on or prior to March 31, 2018, then on such date, the applicable margin will automatically increase to 3.25% per annum for base rate loans and 4.25% per annum for LIBOR rate loans. The Second Amendment also changed the commitment fee payable with respect to the Revolving Credit Facility to 0.50% per annum. We will incur an additional fee of 0.25% times the outstanding principal amount of the total credit exposure under the Credit Agreement if the Term Loan has not been repaid in full on or prior to March 31, 2018. Furthermore, the Second Amendment changed the consolidated total leverage ratio that we must comply with from 3.25 to 1.00 to the ratios as set forth below:

Period	Maximum Ratio
July 2, 2017 through and including September 30, 2017	3.50 to 1.00
October 1, 2017 through and including March 31, 2018	3.25 to 1.00
April 1, 2018 through and including September 29, 2018	3.50 to 1.00
September 30, 2018 and thereafter	3.25 to 1.00
As of September 30, 2017, amounts outstanding under the Revolving Credit Facility and the Term Loan under the Credit Agreement bear interest, at our option, at (i) the base rate plus 2.50% or (ii) the LIBOR rate (defined as the quotient obtained by dividing (a) LIBOR by (b) 1.00 minus the Eurodollar reserve percentage) plus 3.50%.
Amounts outstanding under the Swingline Loan under the Credit Agreement or upon any drawing under a letter of credit bear interest at the base rate plus the applicable margin.
During the Year To Date Period, we made principal payments of $18.8 million under the Term Loan. Additionally, we had net principal payments of $131.3 million under the Revolving Credit Facility during the Year To Date Period at an average annual interest rate of 4.27%. As of September 30, 2017, we had $175.0 million and $309.7 million outstanding under the Term Loan and the Revolving Credit Facility, respectively. As of September 30, 2017, we also had unamortized debt issuance costs, which reduce the corresponding debt liability, of $6.7 million. In addition, we had $0.9 million of outstanding standby letters of credit at September 30, 2017. Amounts available under the Revolving Credit Facility are reduced by any amounts outstanding under standby letters of credit. As of September 30, 2017, we had available borrowing capacity of $270.5 million under the Revolving Credit Facility. Our domestic subsidiary receives short-term loans from certain of our foreign subsidiaries at the end of each fiscal quarter which are used to reduce our external borrowings. These intercompany loans are repaid at the beginning of the following fiscal quarter. At the end of the Third Quarter, these intercompany loans totaled $411.8 million. Borrowings under the Revolving Credit Facility were mainly used to fund normal operating expenses and capital expenditures. At September 30, 2017, we were in compliance with all debt covenants related to all our credit facilities. We continue to focus on diversifying our capital structure beyond just our existing bank partners with longer tenors to support our long-term strategic objectives.
As part of our NWF initiative, we have adopted a disciplined approach to capital management. During the Year To Date Period, we took actions that will reduce costs and better position the organization to support our growth driving initiatives while focusing fewer resources on areas of the business that are not as high of a priority currently. For fiscal year 2017, we expect total capital expenditures to be approximately $30 million. Of this amount, we expect approximately 55% will be for strategic growth, including investments in omni-channel, global concessions and technology, approximately 20% will be for retail store expansion and renovation and approximately 25% will be for technology and facilities maintenance. Our capital expenditure budget and allocation of it to the foregoing investments are estimates and are subject to change. We believe that cash flows from operations combined with existing cash on hand and amounts available under the Revolving Credit Facility will be sufficient to fund our working capital needs and planned capital expenditures for the next twelve months. We will continue to be focused on efforts to minimize our cash needs and improve our working capital efficiency.

Off Balance Sheet Arrangements
As of September 30, 2017, there were no material changes to our off balance sheet arrangements as set forth in commitments and contingencies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
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
At the end of the fiscal year 2016, our market capitalization exceeded the carrying amount of our net assets by 23%. At the end of the first quarter of fiscal 2017, we experienced a decline in our market capitalization and, as a result of the decline, our market capitalization was 14% below the carrying amount of our net assets as of April 1, 2017. During the second quarter of fiscal 2017, the market capitalization continued to decline at which point we determined the decrease in stock price to be sustained and thus a strong indicator of impairment. Interim testing was performed as of June 15, 2017 for each reporting unit and trade name. Due to a change in key assumptions used in interim testing, including the decline in market capitalization and decline in sales projections, impairment was indicated for goodwill and trade names. Goodwill was fully impaired resulting in pre-tax impairment charges during the second quarter of fiscal 2017 of $202.3 million, $114.3 million and $42.9 million in the Americas, Europe and Asia segments, respectively. Also during the second quarter of fiscal 2017, the SKAGEN trade name with a carrying amount of $55.6 million was written down to its implied fair value of $27.3 million, resulting in a pre-tax impairment charge of $28.3 million; the MISFIT trade name with a carrying amount of $11.8 million was deemed not recoverable, resulting in a pre-tax impairment charge of $11.8 million and the MICHELE trade name with a carrying amount of $18.5 million was written down to its implied fair value of $10.9 million, resulting in a pre-tax impairment charge of $7.6 million.
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

The following table shows our outstanding forward contracts designated as cash flow hedges for inventory transactions (in millions) at September 30, 2017 and their expiration dates.

Functional Currency		Contract Currency
Type	Amount	Type	Amount	Expiring Through
Euro	253.4	U.S. dollar	291.0	August 2019
Canadian dollar	95.0	U.S. dollar	73.2	September 2019
British pound	43.5	U.S. dollar	58.1	September 2019
Japanese yen	4,636.4	U.S. dollar	42.8	September 2019
Mexican peso	378.6	U.S. dollar	20.3	June 2018
Australian dollar	21.2	U.S. dollar	16.5	June 2018
U.S. dollar	41.1	Japanese yen	4,470.0	November 2018
If we were to settle our euro, Canadian dollar, British pound, Japanese yen, Mexican peso, Australian dollar and U.S. dollar based forward contracts hedging inventory transactions as of September 30, 2017, the net result would have been a net loss of approximately $12.1 million, net of taxes. As of September 30, 2017, a 10% unfavorable change in the U.S. dollar strengthening against foreign currencies to which we have balance sheet transactional exposures would have decreased net pre-tax income by $27.0 million. The translation of the balance sheets of our foreign-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. As of September 30, 2017, a 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would have reduced consolidated stockholders' equity by approximately $66.0 million.
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
Based on our variable-rate debt outstanding as of September 30, 2017, a 100 basis point increase in interest rates would increase annual interest expense by approximately $3.1 million. This amount excludes the $168.3 million outstanding, net of debt issuance costs, under our Term Loan hedged with an interest rate swap agreement.

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
Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of September 30, 2017.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no shares of common stock repurchased under any of our repurchase programs during the Third Quarter.

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

3.3	Fifth Amended and Restated Bylaws of Fossil Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on April 3, 2017).

10.1(1)(2)	Restricted Stock Unit Award under the Fossil Group, Inc. 2016 Long-Term Incentive Plan

10.2(2)
Addendum to Executive Severance Agreement, by and between Fossil Group, Inc. and Dennis R. Secor, dated as of August 31, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 5, 2017).

31.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1(3)
Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(3)
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

FOSSIL GROUP, INC.

November 9, 2017	/S/ JEFFREY N. BOYER
Jeffrey N. Boyer
Executive Vice President, Chief Financial Officer and Treasurer (Principal financial and accounting officer duly authorized to sign on behalf of the Registrant)