Form 10-K
period 2017-12-30
Fossil Group, Inc.
filed 2018-03-02
CIK 883569

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 30, 2017
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this     chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of Common Stock, $0.01 par value per share (the "Common Stock"), held by non-affiliates of the registrant, based on the last sale price of the Common Stock as reported by the NASDAQ Global Select Market on July 1, 2017 was $323.3 million.
As of February 20, 2018, 48,645,361 shares of Common Stock were outstanding.
_________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement to be furnished to shareholders in connection with its 2018 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

FOSSIL GROUP, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 30, 2017

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
Domestically, we sell our products through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, Company-owned retail and outlet stores, mass market stores and through our FOSSIL® website. Our wholesale customer base includes, among others, Amazon, Best Buy, Dillard's, JCPenney, Kohl's, Macy's, Neiman Marcus, Nordstrom, Saks Fifth Avenue, Target and Wal-Mart. In the United States ("U.S."), our network of Company-owned stores included 80 retail stores located in premier retail sites and 123 outlet stores located in major outlet malls as of December 30, 2017. In addition, we offer an extensive collection of products through both owned and third party websites.
Internationally, our products are sold to department stores, specialty retail stores, and specialty watch and jewelry stores in approximately 150 countries worldwide through 23 Company-owned foreign sales subsidiaries and through a network of approximately 80 independent distributors. Our products are offered on airlines and cruise ships and in international Company-owned retail stores. Internationally, our network of Company-owned stores included 208 retail stores and 133 outlet stores as of December 30, 2017. Our products are also sold through licensed and franchised FOSSIL retail stores, retail concessions operated by us and kiosks in certain international markets, as well as owned websites and third party websites in certain countries.
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
Business segments
Our operations and financial reporting are primarily divided into three distinct geographic segments: (i) Americas; (ii) Europe; and (iii) Asia. Each segment includes wholesale, retail and e-commerce activities based on the geographic location of those activities. Except to the extent that differences between operating segments are material to an understanding of our business taken as a whole, the description of our business in this report is presented on a consolidated basis. Corporate expenses include certain administrative, legal, accounting, technology support costs, equity compensation costs, payroll costs attributable to executive management, brand management, product development, art, creative/product design, marketing, strategy, compliance and back office supply chain expenses. For financial information about our operating segments and geographic areas, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Part II, Item 7 and Note 18—Major Customer, Segment and Geographic Information to our consolidated financial statements set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Business strengths
We believe that we have several business strengths which allow us to differentiate ourselves and achieve our key operating and financial goals. These business strengths include:
Brand strength.    We believe a brand's image, individuality, consistency and connection with its customers is paramount in building and sustaining the brand. We believe that our FOSSIL brand name is recognized on a global basis as an American vintage-inspired aspirational lifestyle brand with a focus on fashion accessories. The FOSSIL brand has developed from its origin as a watch brand to encompass other accessory categories, including handbags, belts, small leather goods, jewelry and sunglasses. We believe the FOSSIL brand is one of our most valuable assets, serves as a foundational piece of our business and remains very marketable across product lines, geographic areas and distribution channels. We have continued to develop, acquire or license other nationally or internationally recognized brand names, such as ARMANI EXCHANGE®, CHAPS BY RALPH LAUREN®, DIESEL®, DKNY®, EMPORIO ARMANI®, KARL LAGERFELD®, KATE SPADE NEW YORK®, MARC JACOBS®, MICHAEL KORS®, MICHELE®, MISFIT®, RELIC®, SKAGEN®, TORY BURCH® and ZODIAC®, in order to appeal to a wide range of consumers. Our industry is highly competitive and subject to changing preferences in style, taste and price points. The success of our business model depends upon offering a wide range of branded products that appeal to the various tastes and fashion preferences of our customers. We must also maintain the relevance of these products by continually anticipating customer needs and desires as they relate to both the brands and categories of products we offer. We have teams of designers and brand specialists assigned to each of our brands. The objectives of these designers and brand specialists are to immerse themselves in their assigned brand and product area, identify their customers' preferences, interpret global fashion trends and develop style-right offerings to generate volume purchasing. By owning the vast majority of our global distribution, we are also able to create and execute consistent pricing strategies and brand image presentations that protect and enhance our proprietary brands and those of our licensors.
Licensing strength.    Since 1997, we have attracted highly recognized and respected brand names to license within our watch and jewelry portfolios. We believe we attract such quality brands due to our ability to provide them with access to our global design, production, distribution and marketing infrastructure. As a result of our vertical integration, we, unlike many of our competitors, can offer an integrated solution to launch or increase an accessory category presence on a worldwide basis in a consistent, timely and focused manner. All of our major licensing relationships are exclusive to us and the licensors, which substantially minimizes risks to the licensor associated with dealing with multiple licensees in different geographic regions. Additionally, in order to develop a broader relationship and maintain brand consistency across the accessory categories, we have broadened our infrastructure, which allows us to expand our licensing activities to products beyond the watch category, such as our DIESEL, EMPORIO ARMANI and MICHAEL KORS jewelry product lines.
Breadth of brands and retail price points.    Through the multiple brands we distribute, we have developed a broad spectrum of retail price points. Within our watch collections, core retail price points vary from approximately $7 in the mass market channel up to retail price points of $5,995 in the luxury distribution channel, although the majority of our collections focus on price points ranging from $85 to $600. The breadth of our brands allows us to anchor a brand to a given price point range and distribution channel, thereby maintaining a consistent brand image while focusing on the quality/value relationship important to the customer and not diluting the brand through overlapping distribution channels. Our breadth of price points allows us to cater to various age and income groups while continuing to participate in sales consistently, regardless of a shift in income or the price/value preferences of our customers.
Wearable technology. We are leveraging our owned technology platform along with our partnership with Google to add incremental functionality to our fashion accessories across our portfolio of brands. Our in-house engineering team keeps us on the leading edge of technology, while providing a scalable, cost efficient infrastructure to support our growing connected accessory line of products. Due to the scale we have recently achieved in wearables, and by leveraging our scale in traditional watches, we are able to drive supply chain efficiencies, reduce costs and improve margins, and we believe we are in a unique position to compete in the evolving wristwear business.
International penetration.    Since our initial public offering in 1993, we have continued to extend our reach beyond the U.S. by forming and acquiring internationally-based subsidiaries, licensing and developing internationally recognized brands and investing in the growth of our business within many major countries of the world. Net sales generated outside the U.S. were 58.5%, 55.4% and 53.8% for fiscal years 2017, 2016 and 2015, respectively.
Breadth of distribution channels.    Our products are sold through multiple distribution channels including department stores, specialty retail stores, specialty watch and jewelry stores, mass market stores, consumer electronics stores, cruise ships, airlines, Company-owned retail stores, licensed and franchised FOSSIL stores, retail concessions operated by us and e-commerce sites. As we expand our presence in existing distribution channels and add new distribution channels, as well as develop new product lines and expand our geographic reach, our revenues have become less dependent on any one distribution channel or geographic region. Our Company-owned retail stores and websites allow us to enhance the related brand image by offering a targeted message to the customer, showcasing the array of product availability, influencing the merchandising and presentation of the products and testing new product introductions.
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
International sourcing.    The vast majority of our products are sourced internationally, with a substantial percentage of our watches and jewelry products assembled or manufactured by entities that are majority owned by us. Most watch product sourcing from Asia is coordinated through our Hong Kong subsidiary, Fossil (East) Limited ("Fossil East"). During fiscal year 2017, approximately 55% of our non-Swiss made watch production was assembled or procured through wholly or majority owned factories. This vertical integration of our business allows for better flow of communication, consistent quality, product design protection and improved supply chain speed, while still allowing us to utilize non-owned production facilities for their unique capabilities and to cover production needs over internal capacities. Establishing our watch assembly facilities near the component manufacturers also allows us to operate a more efficient supply chain. In addition, although we do not have long-term contracts with our unrelated watch and accessory manufacturers, we maintain long-term relationships with several manufacturers.  These relationships developed due to the significant length of time we have conducted business with the same manufacturers. We believe that we are able to exert significant operational control with regard to our principal watch assemblers because of our level of ownership and long standing relationships. In addition, we believe that the relative size of our business with non-owned watch manufacturers gives us priority within their production schedules. Furthermore, the manufacturers understand our quality standards, which allow us to produce quality products and reduce the delivery time to market, improving overall operating margins. We have also added new facilities and relationships for manufacturing our wearable technology products as well as enhanced our own factories to enable assembly and production of hybrid smart watches. Increased volume in the wearables category would allow us to further reduce costs through improved volume pricing and enable our suppliers to continue to invest in automation.
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
Operating cash flow.    Our business model has historically generated strong operating cash flows, including $0.2 billion in fiscal year 2017, and $0.8 billion and $1.6 billion over the past three fiscal years and five fiscal years, respectively. This strong cash flow has allowed us to fund debt repayments and invest in our New World Fossil initiative. For more information on our New World Fossil initiative, see Note 19—Restructuring to our consolidated financial statements set forth in Part II, Item 8 of this Annual Report on Form 10-K.
Information systems.    Operating and managing a global company requires sophisticated and reliable management information systems to assist in the planning, order processing, production and distribution functions and accounting of each relevant business. We mainly operate an SAP Enterprise Resource Planning system ("ERP") in the U.S. and most of Europe. For our subsidiaries in Asia, we operate Microsoft's Dynamics Navision Enterprise Resource Planning System ("Navision"). Our e-commerce platform is based on IBM's WebSphere Commerce platform and Adobe's Experience Manager platform. We continue to invest in other feature/functions and e-commerce infrastructure, which will allow us to provide a branded and omni-channel web experience in key markets. We operate SAP's IS Retail platform combined with the Aptos point-of-sale in Americas and Europe and the WINCOR point-of-sale in Asia. Our products are principally distributed from three primary warehouses, one located in Texas near our headquarters, one located in southern Germany and the other located in Hong Kong. Our facilities in Texas and Germany utilize sophisticated automated material handling equipment and software designed to improve accuracy, speed and quality in our warehousing operations.
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

Operating strategy
Our goal is to drive shareholder value by increasing profits and cash flows. While we currently operate in challenging retail, watch, leather and jewelry environments, we intend to leverage our business strengths while continuing to undergo a significant transformation to strengthen our business model. We plan to achieve our business strategy by focusing on the following strategic initiatives:

Improve profitability. While we expect sales to contract in the near future due to store closures and the expiration of our ADIDAS and BURBERRY licenses, we intend to improve overall profitability. We believe that closing certain stores and exiting certain unprofitable businesses as part of our restructuring plan can positively impact our net income. In addition, we are seeking to improve our gross margins through increasing economies of scale with our wearables products, through renegotiation of pricing with our suppliers and by further reducing other supply chain costs. While we will incur additional restructuring expenses in fiscal year 2018, we plan to lower our base expenses by leveraging lower sales with lower variable expenses and by achieving organizational efficiencies. We are also focused on improving our return on working capital and further reducing our outstanding debt position.
Innovation. We remain committed to succeeding in the traditional watch, leathers and jewelry categories, and are supported by our in-house creative teams which continue to innovate with new designs, colors and materials. We believe our vertical structure, size and scale and both owned and licensed portfolios give us advantages over our competition in these categories. While wearables continue to grow the overall watch market, traditional products still retain a large percentage of the overall watch market and represent a significant opportunity. We plan to continue to introduce new brands through the development of proprietary brands or through licensing arrangements with recognizable global fashion lifestyle brands to attract a wide range of consumers with differing tastes and lifestyles.
Our strength in innovation has expanded into smartwatches, in both display and hybrid models. While our smartwatches retain each brand's style and fashion, they continue to add additional functionality and applications, improving the overall user experience. Since our connected business began, it has allowed us to expand our addressable market through new distribution channels. Our objective remains to bring fashion, branding and style to the connected watch business by tailoring the technology that our customers want with each of our brand's unique point of view. We will continue to launch new formats of both display and hybrid smartwatches, and we believe these new offerings will continue to support growth in our connected products category.
E-commerce and digitalization. With consumers' shopping preferences continuing to evolve beyond traditional retail stores, we are seeking further reduction of our store fleet and continuing to invest in our digital infrastructure and e-commerce capabilities. We plan to expand our digital capabilities for consumer insight, analytics and the use of data throughout the organization. We will continue to collaborate with our wholesale partners to optimize online performance, and we will seek out opportunities to expand our direct to consumer e-commerce into new markets. Based on the success of our social media campaigns in fiscal year 2017, we intend to expand our social media programs, including our celebrity influencer campaigns, to increase our social media platform engagement. Additionally, we plan to continue to expand our omni-channel initiatives across more of our global markets.
Industry overview
Traditional watches
We believe that the current traditional watch market can generally be divided into four segments. One segment of the market consists of fine watches characterized by internationally known brand names such as Audemars Piguet, Cartier, Omega, Patek Philippe, Piaget and Rolex. Watches offered in this segment are usually made of precious metals or stainless steel and may be set with precious gems. These watches are almost exclusively manufactured in Switzerland and are sold by trade jewelers and in the fine jewelry departments of select department stores and other purveyors of luxury goods at retail prices ranging from $4,000 to in excess of $20,000. Selected limited editions of our MICHELE line compete in this market. A second segment of the traditional watch market consists of fine premium branded and designer watches produced in Switzerland and Asia such as Gucci, Movado, Raymond Weil, Seiko, TAG Heuer and Tissot. These watches are sold at retail prices generally ranging from $495 to $4,000. Our EMPORIO ARMANI, EMPORIO ARMANI Swiss, MICHELE, and ZODIAC lines generally compete in this market segment. A third segment of the traditional watch market consists of watches sold by mass marketers, which typically consist of digital and analog watches manufactured in Asia. Well-known brands in this segment include Armitron, Casio and Timex. Retail prices in this segment range from $7 to $60. We compete in this segment through the design and production of private label watch products for Kmart, Target and Wal-Mart.
The fourth segment of the traditional watch market consists of moderately priced watches characterized by contemporary fashion and well-known fashion brand names. Moderately priced watches are typically produced in China or Hong Kong and are sold by department stores and specialty stores at retail prices ranging from $60 to $1,000. We target this market segment with our FOSSIL, RELIC and SKAGEN lines, along with our principal competitors, including the companies that market watches under the Anne Klein II, Guess?, Kenneth Cole and Swatch brand names, whose products attempt to reflect emerging fashion trends in accessories and clothing. Our ARMANI EXCHANGE, DIESEL, DKNY, KARL LAGERFELD, MARC JACOBS, KATE SPADE NEW YORK, MICHAEL KORS and TORY BURCH lines generally compete in this segment as well. We believe that a number of consumers regard branded fashion watches not only as timepieces, but also as fashion accessories, and that has historically resulted in consumers owning multiple watches that may differ significantly in terms of style, features and cost.
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
Wearable technology / connected accessories
Wearable technology has quickly emerged as a meaningful segment within accessories as consumers continue to be drawn to technology enabled products that complement their connected lifestyles.  Our industry research strongly correlates this segment with younger and largely female aspirational fashion customers. We believe there is a major opportunity to combine fashion and technology, important attributes to consumers wearing these devices, to differentiate ourselves from competitors.  With our Misfit technology platform, we believe we are in position to lead this convergence of fashion and technology by bringing leading-edge technology across our world-class portfolio of brands through our global distribution.

We believe our wearables market is broken up into two distinct segments.  The first segment is touchscreen smart watches which includes highly visible products such as the Apple Watch and Samsung Gear S3.  In 2017, we partnered closely with Google to expand our Android Wear watch offerings from FOSSIL and MICHAEL KORS and to introduce new Android Wear devices under the EMPORIO ARMANI, DIESEL and MISFIT brands.  Our latest generation of products includes slimmer cases, brighter displays and new functionality, serving both iPhone and Android phone users across more than 50 countries globally.

The second segment is hybrid smart watches. Hybrid smart watches combine the attractive aesthetics of a traditional analog watch with embedded technology to enhance a consumer’s life without detracting from his or her sense of style.  This is an emerging market that has a limited number of brands competing, including technology companies like Withings and Samsung, as well as traditional watch brands like Movado.  In the hybrid category, we have scaled this technology platform across 14 brands, including six new brand introductions in 2017 under the TORY BURCH, MICHELE, MARC JACOBS, DKNY, ARMANI EXCHANGE and RELIC brands.

Fashion accessories
In addition to watches, the fashion accessories market also includes an array of products such as small leather goods, handbags, belts, sunglasses and jewelry. We believe that a number of consumers view accessories as fashion statements, and as a result, purchase brand name, quality items that complement other fashion items. These fashion accessory products are generally marketed through department stores, e-commerce sites, specialty retailers and mass merchandisers, depending upon price and quality. Higher price point items include products offered by fashion names such as Louis Vuitton and Prada.
Moderately priced fashion accessories are typically marketed in department stores and are characterized by contemporary fashion and well-known brand names at reasonable price points, such as our FOSSIL and RELIC brands. We currently offer small leather goods, handbags, belts and sunglasses for both men and women through department stores, e-commerce sites and specialty retailers in the moderate to upper-moderate price ranges. Our competitors in this market include companies such as Coach, Guess?, Kenneth Cole, Liz Claiborne and Nine West. In addition, we currently offer fashion jewelry sold under the DIESEL, EMPORIO ARMANI, FOSSIL, MICHAEL KORS and SKAGEN brands.

Our products
We design, develop, market and distribute watches, wearable technology, handbags, jewelry, belts and small leather goods under proprietary and licensed brand names. Additionally, we manufacture or distribute private label brands as well as branded products we purchase for resale in certain of our non-FOSSIL branded retail stores. The following table sets forth certain information with respect to the breakdown of our net sales and percentage of growth between proprietary, licensed and other brands for the fiscal years indicated (in millions, except for percentage data).

	Fiscal Year
	2017		2016		2015
	Dollars	% Change	Dollars	% Change	Dollars
Net sales
Proprietary	$1,371.9	(7.2)%	$1,479.0	1.4%	$1,458.6
Licensed	1,311.4	(9.5)	1,449.6	(12.1)	1,648.7
Other	104.9	(7.8)	113.8	(6.3)	121.5
Total	$2,788.2	(8.4)%	$3,042.4	(5.8)%	$3,228.8
Traditional and connected watch products
We offer an extensive line of branded lifestyle watches under our proprietary brands and, pursuant to license agreements, under some of the most prestigious brands in the world. Sales of watches for fiscal years 2017, 2016 and 2015 accounted for approximately 78.9%, 76.6% and 76.7%, respectively, of our consolidated net sales.
Proprietary brands.    The following table sets forth information about our primary proprietary brand watches:

Brand	Suggested Retail Price Point Range
FOSSIL	$85 - 295
MICHELE	$345 - 5,995
MISFIT	$60 - 220
RELIC	$45 - 150
SKAGEN	$95 - 295
ZODIAC	$595 - 1,800
Licensed brands.    We have entered into multi-year, worldwide exclusive license agreements for the manufacture, distribution and sale of watches bearing the brand names of certain globally recognized fashion companies. The following table sets forth information with respect to our primary licensed watch products:

Brand	Suggested Retail Price Point Range	Expiration Date*
ARMANI EXCHANGE	$100 - 295	12/31/2023
CHAPS	$75 - 195	12/31/2020
DIESEL	$100 - 495	12/31/2025
DKNY	$95 - 275	12/31/2019
EMPORIO ARMANI	$175 - 2,995	12/31/2023
KARL LAGERFELD	$125 - 300	12/31/2020
KATE SPADE NEW YORK	$150 - 350	12/31/2025
MARC JACOBS	$150 - 300	12/31/2020
MICHAEL KORS	$195 - 550	12/31/2024
TORY BURCH	$195 - 395	12/31/2018
* subject to early termination

Sales of our licensed watch products accounted for 43.1% of our consolidated net sales for fiscal year 2017. Our MICHAEL KORS product sales, including jewelry, accounted for 22.6% of our consolidated net sales for fiscal year 2017.
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
Fashion accessories
In order to leverage our design and marketing expertise and our close relationships with our principal retail customers, primarily in the U.S. and Europe, we have developed a line of fashion accessories for both men and women, including belts, handbags, jewelry and small leather goods. Our handbags are made of a variety of fine leathers and other materials that emphasize classic styles and incorporate a variety of creative designs. Our small leather goods are typically made of fine leathers or other man-made materials and include items such as coin purses, cosmetic bags, mini-bags and wallets. Our jewelry lines include bracelets, cufflinks, earrings, necklaces and rings marketed under the DIESEL, EMPORIO ARMANI, FOSSIL, MICHAEL KORS and SKAGEN brands and typically include materials such as base metals, stainless steel, semi-precious stones and sterling silver. We offer 100% UV protected fashion sunglasses under our FOSSIL brand. We currently sell our fashion accessories through a number of our existing major department store and specialty retail store customers, as well as through our Company-owned retail stores, www.fossil.com and other internationally-owned e-commerce sites. In the U.S. and certain international markets, we generally market our fashion accessory lines through the same distribution channels as our watches using similar in-store presentations, graphics and packaging. These fashion accessories are typically sold in locations adjacent to watch departments, which may lead to purchases by persons who are familiar with our watch brands. Sales of our accessory lines accounted for 19.7% of our consolidated net sales in fiscal year 2017 and 21.6% of our consolidated net sales in both fiscal years 2016 and 2015.
The following table sets forth information about our fashion accessories:

Brand	Accessory Category	Suggested Retail Price Point Range
DIESEL	Jewelry	$50 - 150
EMPORIO ARMANI	Jewelry	$65 - 295
FOSSIL	Bags Small Leather Goods Belts Eyewear Jewelry	$88 - 448 $12 - 148 $24 - 58 $55 - 135 $14 - 98
MICHAEL KORS	Jewelry	$45 - 595
RELIC	Handbags Small Leather Goods Belts	$40 - 78 $22 - 40 $22 - 32
SKAGEN	Handbags Small Leather Goods Jewelry	$165 - 295 $35 - 175 $35 - 90

Licensed eyewear
In January 2014, we entered into a license agreement with the Safilo Group for both FOSSIL branded sunglasses and optical frames worldwide. The license agreement provides for royalties to be paid to us based on a percentage of net sales and includes certain guaranteed minimum royalties. Sales of licensed eyewear for fiscal years 2017, 2016 and 2015 accounted for approximately 0.4%, 0.4% and 0.5%, respectively, of our consolidated net sales.
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
In order to respond effectively to changing consumer preferences, we attempt to stay abreast of emerging lifestyle and fashion trends impacting our product categories. In addition, we attempt to take advantage of the constant flow of information from our customers, retail stores and e-commerce sites regarding the retail performance of our products. We review weekly sales reports provided by a substantial number of our customers, as well as daily sales reports generated from our Company-owned retail stores and e-commerce sites, containing information with respect to sales and inventories by product category and style. Once a trend in the retail performance of a product category or style has been identified, our design and marketing staff review their product design decisions to ensure that key features of successful products are incorporated into future designs. Other factors having an influence on the design process include the availability of components, the capabilities of the factories that will manufacture the products for us and the anticipated retail prices and profit margins for the products. Our creative teams have access to our product design archives and are regularly updated on all the various new components, hardware and materials that become available. Over the last few years, our focus has been on transforming our approach in design and development from an assortment-rich offering to an iconic platform presentation. This has enhanced our ability to develop and share compelling stories within the platforms through a narrower range of product offerings, thereby reducing inventory risk and improving lead times. We initially developed this approach in our watch business, and we are now applying a similar approach to our leather and jewelry businesses.
We differentiate our products from those of our competitors principally by incorporating into our product designs innovations in fashion details, including variations in the materials and treatments used for dials, crystals, cases, straps and bracelets for our watches and innovative details and treatments in our other accessories. We also incorporate certain proprietary technology or integrate our suppliers' technologies in certain of our wearables products. In some instances, we believe that such innovations have allowed us to achieve significant improvements in consumer acceptance of our product offerings. We believe that the substantial experience of our design staff will assist us in maintaining our current leadership position in the watch category, continuing to enhance our handbag offering and expanding the scope of our product offerings.
Marketing and promotion
Our marketing strategy for each of our proprietary brands is to deliver a consistent and engaging brand experience to the consumer regardless of where the consumer comes into contact with the brand. This includes point-of-sale merchandise displays, retail stores, our websites, digital advertising, catalogs, print marketing and product packaging. We are especially focused on strengthening our digital marketing ecosystem, which includes investing in e-commerce, improving our Customer Relationship Management ("CRM") capabilities, continuing to build a seamless omni-channel experience (like Buy Online, Pickup In Store) and investing in influencer marketing. Our holistic global marketing approach encourages ongoing communication with our customers, fosters brand loyalty and facilitates engagement and repeat purchases. In addition, we are attracting, educating and engaging our newest customer segment - the smart watch customer - through robust customer profiling and targeted communication strategies.
We participate in cooperative advertising programs with our major retail customers, whereby we share the cost of certain of their advertising and promotional expenses. An important facet of the marketing process involves the use of in-store visual support and other merchandising materials, including packages, signs, posters and fixtures. Through the use of these materials, we differentiate the space used to sell our products from other areas of our customers' stores. We also develop strong digital programs to continue to drive engagement and conversation across all channels.

Our in-house art department designs and develops packaging, advertising, marketing and other promotional aspects of our products. Senior management is involved in monitoring our advertising and promotional activities to ensure that all of our communications strengthen our brands, engage consumer audiences and ultimately drive sales.
Sales and customers
General.    Domestically, we sell our products in retail locations in the U.S. through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores and mass market stores. For our FOSSIL, MICHELE and licensed branded products, our primary department store customers include Bloomingdales, Dillard's, Macy's, Neiman Marcus, Nordstrom and Saks Fifth Avenue. For our RELIC brand, our primary customers include JCPenney and Kohl's. For our SKAGEN brand, our primary customers include Dillard's, Macy's and Nordstrom. Many of our licensed branded products are also sold through each respective licensor's boutique stores and websites. We maintain sales offices in several major cities across the U.S. staffed with sales associates to assist in managing our department and specialty store accounts. We also sell certain of our FOSSIL branded products at Company-owned FOSSIL retail stores and outlet stores located throughout the U.S., and through our website at www.fossil.com. In addition, we sell certain of our proprietary and licensed watch products, as well as upscale watch brands of other companies, such as Citizen and Swiss Army, at our Company-owned Watch Station International retail stores in the U.S. and through our website at www.watchstation.com.
We maintain subsidiary offices in Australia, Austria, Canada, China, Denmark, France, Germany, Hong Kong, India, Italy, Japan, Malaysia, Mexico, the Netherlands, Poland, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Taiwan, the United Kingdom and Vietnam. Our European headquarters is located in Basel, Switzerland, and our Asian headquarters is located in Hong Kong.
Internationally, our products are sold to department stores and specialty retail stores in approximately 150 countries worldwide through 23 Company-owned foreign subsidiaries, a network of approximately 80 independent distributors, Company-owned retail stores and websites and licensed or franchised FOSSIL retail stores, retail concessions operated by us and kiosks. Foreign distributors generally purchase products from us at prices established by us for international sales and resell them to department stores and specialty retail stores. We generally receive payment from our foreign distributors in U.S. dollars. We generally do not have long-term contracts with any of our retail customers. All transactions between us and our retail customers are conducted on the basis of purchase orders, which generally require payment of amounts due to us on a net 30 day basis for most of our U.S.-based customers and up to 120 days for certain international customers. No customer accounted for 10% or more of our consolidated net sales in fiscal years 2017, 2016 or 2015. Net sales for geographic segments are based on the location of the selling entity. For more information on our geographic segments, see Note 18—Major Customer, Segment and Geographic Information to our consolidated financial statements set forth in Part II, Item 8 of this Annual Report on Form 10-K.
United States sales.    For fiscal years 2017, 2016 and 2015, U.S. sales accounted for 41.5%, 44.6% and 46.2% of our consolidated net sales, respectively, and the aggregate sales to our 10 largest U.S. customers represented approximately 20.0%, 21.0% and 21.3% of consolidated net sales, respectively.
International sales.    For fiscal years 2017, 2016 and 2015, Europe sales accounted for 34.9%, 32.9% and 33.1% of consolidated net sales, respectively, Asia sales accounted for 17.9%, 16.9% and 15.4% of consolidated net sales, respectively, and other international sales accounted for 5.7%, 5.6% and 5.3% of consolidated net sales, respectively. Net sales from Germany accounted for more than 10% of our consolidated net sales and were approximately $406.2 million, $467.7 million and $505.4 million in fiscal years 2017, 2016 and 2015, respectively.
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

The following table sets forth the number of stores by concept as of December 30, 2017 and December 31, 2016:

	December 30, 2017				December 31, 2016
	Americas	Europe	Asia	Total	Americas	Europe	Asia	Total
Accessory stores	108	106	59	273	122	119	63	304
Outlets	136	74	46	256	143	73	45	261
Full priced multi-brand	—	8	7	15	—	8	12	20
Total stores	244	188	112	544	265	200	120	585
Accessory stores
We operate full-price FOSSIL and SKAGEN accessory retail stores ("Accessory Stores") in order to broaden the recognition of our brand names. Accessory Stores carry a full assortment of FOSSIL or SKAGEN watches and other accessories. At the end of fiscal year 2017, the average size of our Accessory Stores was 1,500 square feet, but each store can vary in size based on its geographic location. For example, our international-based stores are generally smaller in square footage than our U.S.-based stores due to smaller retail store configurations generally available in international markets. The table below sets forth information about our Accessory Stores for the last five fiscal years:

Fiscal Year	Open At Beginning of Period	Opened During Period		Closed During Period	Open at End of Period	Total Gross Square Footage (in thousands)	Percentage Increase (Decrease) in Square Footage	Average Gross Square Footage Per Retail Store
2013	260	30		14	276	402.3	10.7%	1,458
2014	276	29		16	289	432.2	7.4%	1,496
2015	289	45	(1)	13	321	496.4	14.9%	1,546
2016	321	10		27	304	467.8	(5.8)%	1,539
2017	304	2		33	273	409.6	(12.4)%	1,500
____________________________________________
(1) Includes stores added through our acquisition of the South Africa-based distributor S.Keren Watch Group ("SKWG").
Outlet stores
The majority of our outlet stores are FOSSIL branded and are located at select outlet malls throughout the U.S. and in certain international locations. We also operate outlets under the SKAGEN and Watch Station International names. Our outlets operating under the FOSSIL and SKAGEN names not only increase our brand awareness, but also enable us to liquidate excess inventory generally at significantly better prices than we would obtain through third-party liquidators. We generally discount excess inventory products in our outlet stores from 30% to 60% off our suggested retail price. The table below sets forth information about our outlet stores during the last five fiscal years:

Fiscal Year	Open At Beginning of Period	Opened During Period		Closed During Period	Open at End of Period	Total Gross Square Footage (in thousands)	Percentage Increase (Decrease) in Square Footage	Average Gross Square Footage Per Retail Store
2013	162	46		2	206	427.9	20.1%	2,077
2014	206	41		4	243	497.4	16.2%	2,047
2015	243	29	(1)	2	270	543.0	9.2%	2,011
2016	270	6		15	261	525.8	(3.2)%	2,015
2017	261	7		12	256	505.1	(3.9)%	1,973
____________________________________________
(1) Includes stores added through our SKWG acquisition.

Other retail and e-commerce
We sell certain of our proprietary and licensed brand watches, as well as watches manufactured by other companies, in our Watch Station International stores.

We have an agreement with the House of Fraser ("HOF"), a U.K.-based department store, which allows us to operate a watch and jewelry department in certain HOF stores. Under this agreement, we own the inventory within the HOF store, provide the labor to operate the department and pay HOF a commission on the retail sales generated in the stores. As of December 30, 2017, we operated the watch and jewelry department in 52 HOF stores and HOF Online, although we do not include the number of locations associated with this arrangement in our retail store count.
Internet sales.    Our U.S. e-commerce website for FOSSIL branded products is www.fossil.com. We also operate e-commerce websites in Australia, France, Germany, Italy, Japan and the United Kingdom. We also ship to Canada and Mexico through the use of a third-party e-commerce website to process transactions. Each of our websites features a full selection of geographically specific FOSSIL branded products. Certain of our websites also provide customer service, company news and shareholder information. Our websites are continually updated to provide a fresh look and an easy-to-navigate interface that enhances our brand image, while allowing consumers a pleasing shopping experience or a preview of what they may find at their local store carrying the brand. Since its launch, the www.fossil.com website has been promoted consistently in support of online brand and direct sales goals. Our online marketing efforts include the following: search/keyword marketing programs through major search partners including Google, Bing and Yahoo!; regular e-mail communications sent using our e-mail service provider to over one million registered consumers; product and promotional banners presented on affiliate networks and display banner networks; and online brand initiatives through social networks such as Facebook, Twitter, Instagram, Pinterest, YouTube, WeChat and Weibo in support of viral and traditional brand initiatives. We have leveraged our e-commerce infrastructure through websites to support our licensed and owned brands, including www.michele.com, www.misfit.com, www.skagen.com and www.watchstation.com.
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
We permit the return of damaged or defective products. In addition, although we have no obligation to do so, we accept limited amounts of product returns from our wholesale customers in other instances. Accordingly, we provide allowances for the estimated amount of product returns. The allowances for product returns as of the end of fiscal years 2017, 2016 and 2015 were $75.2 million, $66.9 million and $68.7 million, respectively. We have not historically experienced returns in excess of our aggregate allowances.
Backlog
It is the practice of a substantial number of our customers not to confirm orders by delivering a formal purchase order until a relatively short time prior to the shipment of goods. As a result, the amount of unfilled customer orders includes confirmed orders and orders that we believe will be confirmed by delivery of a formal purchase order. A majority of such amounts represent orders that have been confirmed. The remainder of such amounts represents orders that we believe, based on industry practice and prior experience, will be confirmed in the ordinary course of business. Our backlog at a particular time is affected by a number of factors, including seasonality and the scheduling of the manufacture and shipment of our products. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. At the end of fiscal year 2017, we had unfilled customer orders of approximately $74.1 million, compared to $104.5 million and $84.9 million at the end of fiscal years 2016 and 2015, respectively.

Manufacturing
Watches and jewelry. During fiscal year 2017, approximately 55% of the watches we procured from Asia were assembled or procured through our two majority-owned entities. The remaining watches we procured from Asia were assembled by approximately 39 unrelated factories located primarily in China and Hong Kong, which includes almost all the production and assembly of our display, digital and mass market watches. During fiscal year 2017, our Swiss-made watches were assembled primarily by two of our majority-owned entities and three third-party factories in Switzerland. During fiscal year 2017, approximately 63% of our jewelry products were manufactured by one of our majority-owned entities. The remaining 37% of our jewelry products were manufactured by approximately 18 factories located primarily in China. Although we have no ownership interest in these unrelated watch and jewelry factories, Fossil East maintains oversight and control of the supply chain from design through final delivery of the finished product as it does with our related factories. We believe substantial ownership of the assembly factories that produce a significant amount of our fashion watches and jewelry is critical to our operating model, as we believe this allows us to keep our designs proprietary, control the size of our production runs and vertically manage our supply chain.
The principal components used in the assembly of our watches are cases, crystals, dials, hands, movements and connected modules, bracelets and straps. These components are obtained from a large number of suppliers located principally in China, Hong Kong, India, Italy, Japan, South Korea and Thailand. The majority of the movements, cases, dials, bracelets and hands used in the assembly of our watches are supplied by eleven principal vendors. During fiscal years 2017, 2016 and 2015, two vendors were responsible for supplying approximately 49%, 37% and 43% of our case and bracelet components, respectively. Additionally, three vendors were responsible for supplying approximately 78%, 76% and 73% of our movements in fiscal years 2017, 2016 and 2015, respectively. The principal materials used in the manufacture of our jewelry products are base metals, stainless steel, semi-precious stones or silver jewelry with 18K gold plating on top. These components are primarily obtained from the same factories that we use for our watches. Except for the two case and bracelet vendors and the three movement vendors noted above, we do not believe that our business is materially dependent on any single component supplier.
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
Other Accessories. During fiscal year 2017, all of the manufacturing of our handbags, small leather goods and belts was outsourced. We believe that our policy of outsourcing the production of these product categories allows us flexibility in selecting our suppliers while avoiding significant capital expenditures, build-ups of work-in-process inventory and the costs of managing a substantial production work force.
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
Our warehouse and distribution facilities in Texas operate in a special purpose sub-zone established by the U.S. Department of Commerce Foreign Trade Zone Board. This sub-zone provides the following economic and operational advantages to us: (i) we do not have to pay duty on imported merchandise until it leaves the sub-zone and enters the U.S. market; (ii) we do not have to pay any U.S. duty on merchandise if the imported merchandise is subsequently shipped to locations outside the U.S. and; (iii) we do not have to pay local property tax on inventory located within the sub-zone.
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
Inventory control. We maintain inventory control systems at our facilities that enable us to track each product from the time it is shipped from our factory through shipment to our customers, or consumer in the case of our retail stores, concessions and websites. To facilitate this tracking, a significant number of products sold by us are pre-ticketed and bar coded. Our inventory control systems report shipping, sales and individual stock keeping unit level inventory information. We manage the retail sales process by monitoring customer sales and inventory levels of our products by product category and style, primarily through electronic data interchange. We believe that our distribution capabilities enable us to reduce inventory risk and increase flexibility in responding to the delivery requirements of our customers. Our management believes that our electronic data interchange efforts will continue to grow in the future as customers focus further on increasing operating efficiencies. In addition, we maintain systems that are designed to track inventory movement through our Company-owned stores. We monitor store inventory movement through review of detailed sales transaction records, which are accumulated on each store’s point-of-sale system.
Enterprise resource planning.    We have implemented SAP ERP in our Americas and Europe operations. This software is installed on a single site platform located in our U.S. headquarters facility. The software currently supports the human resources, sales and distribution, inventory planning, retail merchandising and operational and financial reporting systems of our U.S. businesses and most subsidiary operations in Europe. It also supports manufacturing operations in India and Europe. Additionally, we have implemented other non-SAP systems for the purpose of merchandise planning and product lifecycle management.
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
Enterprise performance management systems.    We have implemented customized Hyperion financial reporting software from Oracle Corporation. The software increases the efficiency of our consolidation and reporting process and provides a more dynamic way to view and analyze data. The Hyperion planning tool also provides more dynamic and robust budgeting and forecasting capabilities.
Product lifecycle management.    We have implemented Dassault Systems Enovia in our product development function. This system enables our global product development process across our multiple brands and product categories. In addition to aligning this process, the platform enables a global solution for collaboration, sample management, design tool integration, and calendar management.
Cyber/Data security.    Our business involves the receipt and storage of personal information about customers and employees, the protection of which is critical to us. If we experience a significant breach of customer, employee, and/or company data it could attract a substantial amount of media attention, damage our customer relationships and reputation and result in lost sales, fines, or lawsuits. Our Board of Directors and/or our Audit Committee review our data security risks and strategy on a regular basis, and we have obtained insurance liability coverage for certain data security or privacy breaches.
IT support services.  Our global IT support operations are managed by us within a managed service model with a global IT service provider in order to gain long-term IT operational maturity, resource flexibility and improved financial leverage of our IT support costs related to: service desk, application support, administration and infrastructure administration.
Warranty and repair
Our watch products are covered by limited warranties against defects in materials or workmanship. Historically, our FOSSIL and RELIC watch products sold in the U.S. have been covered for warranty periods of 11 years and 12 years, respectively, and our SKAGEN branded watches have been covered by a lifetime warranty. Beginning in 2017, these brands are covered by a two year warranty. Generally, all other products, including leathers and jewelry, sold in the U.S. and internationally are covered by a comparable one to two year warranty. The majority of our defective watch products returned by consumers in the Americas are processed at our repair facilities in Texas while defective watch products returned by consumers in Europe are processed at our repair facilities in France. We also maintain repair facilities at a majority of our subsidiaries, as well as through our network of third-party distributors to handle repairs which are minor in nature or are not convenient to one of our centralized repair facilities. In most cases, defective products under warranty are repaired by our personnel or third-party distributors. We attempt to retain adequate levels of component parts to facilitate after-sales service of our watches, even after specific styles are discontinued. We have a component parts system that tracks the inventory of our various component replacement parts that can be utilized by our repair facilities for identifying stock levels and availability for procurement. Watch and non-watch products under warranty that cannot be repaired in a cost-effective manner are replaced by us at no cost to the customer. Our warranty liability at the end of fiscal years 2017, 2016 and 2015 was $19.4 million, $15.4 million and $13.7 million, respectively. Our warranty liability is estimated using historical warranty repair expense. As changes occur in sales volumes and warranty costs, the warranty accrual is adjusted as necessary. Due to the nature of connected products, their warranty costs are usually more than traditional products. A shift in product mix from traditional to connected products generally results in an increase in our warranty liabilities. Repair services accounted for approximately 1.2% of our consolidated net sales in fiscal year 2017, 1.2% in fiscal year 2016 and 1.1% in fiscal year 2015.

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
Intellectual property
Trademarks.   We use our FOSSIL, MICHELE, MISFIT, RELIC, SKAGEN and ZODIAC trademarks, as well as other trademarks, on certain of our watches, smart watches, activity trackers, jewelry, leather goods and other fashion accessories in the U.S. and in a significant number of foreign countries. We also use FOSSIL, SKAGEN, WATCH STATION INTERNATIONAL®, and WSI® as trademarks on retail stores and FOSSIL, SKAGEN, WATCH STATION INTERNATIONAL, WSI, MISFIT, ZODIAC and MICHELE as trademarks on online e-commerce sites. We have taken steps to establish or provide additional protection for our trademarks by registering or applying to register our trademarks for relevant classes of products in each country where our products are sold in addition to certain foreign countries where it is our intent to market our products in the future. Each registered trademark may be renewable indefinitely, so long as we continue to use the mark in the applicable jurisdiction and make the appropriate filings when required. We aggressively protect our trademarks and trade dress and pursue infringement both domestically and internationally. We also pursue counterfeiters both domestically and internationally through third party on-line monitoring and through leads generated internally, as well as through our business partners worldwide.
Patents.    We continue to explore innovations in the design and assembly of our watch, smart watch, activity tracker and related products. As a result, we have been granted, and have pending, various U.S. and international design and utility patents related to certain of our product designs, features, and technologies. As of December 30, 2017, none of our patents were material to our business.
License agreements.    A significant portion of our sales and net income is, and is expected to continue to be, derived from the sales of products produced under licensing agreements with third-parties. Under these license agreements, we generally have the right to produce, market and distribute certain products utilizing the brand names of other companies. Our significant license agreements have various expiration dates between 2018 and 2025.
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
We believe the risk of significant new competitors for traditional watches is mitigated to some extent by barriers to entry such as high startup costs and the development of long-term relationships with customers and manufacturing sources. However, in the expanding wearable technology industry we face competition from technology brands such as Apple and Samsung, from fitness brands such as Fitbit, as well as from many established traditional watch manufacturers that have launched wearable technology products. As this segment evolves and grows, there will likely be increased competition as well. However, we believe our design, branding, significant scale and distribution are strong competitive advantages.
Although the level and nature of competition varies among our product categories and geographic regions, we believe that we compete on the basis of style and technical features, price, value, quality, brand name, advertising, marketing, distribution and customer service. We believe that our ability to identify and respond to changing fashion trends and consumer preferences (including wearable technology), to maintain existing relationships and develop new relationships with manufacturing sources, to deliver quality merchandise in a timely manner, to manage the retail sales process, and to continue to integrate technology into our business model are important factors in our ability to compete. We also believe that our distinctive business model of owning the distribution in many key markets and offering a globally recognized portfolio of proprietary and licensed products allows for many competitive advantages over smaller, regional or local competitors. This "ownership of the market" allows us to bypass the local distributor's cost structure in certain countries, resulting in more competitively priced products while also generating higher product and operating margins.
Employees
As of December 30, 2017, we employed approximately 12,300 persons, including approximately 7,300 persons employed by our foreign operating subsidiaries.
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
Our success depends upon our ability to anticipate and respond to changing fashion and product trends and consumer preferences in a timely manner. The purchasing decisions of consumers are highly subjective and can be influenced by many factors, such as brand image, marketing programs and product design. Our success depends, in part, on our ability to anticipate, gauge and respond to these changing consumer preferences in a timely manner while preserving the authenticity and the quality of our brands. Although we attempt to stay abreast of emerging lifestyle and fashion trends and technology advances affecting accessories, any failure by us to identify and respond to such trends could adversely affect consumer acceptance of our existing brand names and product lines, which in turn could adversely affect sales of our products. If we misjudge the market for our products, we may be faced with a significant amount of unsold finished goods inventory, which could adversely affect our results of operations. In recent years, we have experienced decreasing net sales across all product categories; in particular, net sales of watches have declined, reflecting the decline in the traditional watch market. If we are unable to adjust our product offerings and reverse the decrease in net sales, our results of operations and financial condition could be adversely affected.
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
We have recently expanded, and intend to further expand, the scope of our product offerings, and new products introduced by us may not achieve consumer acceptance comparable to that of our existing product lines.
We have recently expanded, and intend to further expand, the scope of our product offerings, particularly in the wearable technology space. As is typical with new products, market acceptance of new designs and products is subject to uncertainty. In addition, we generally make decisions regarding product designs and technology development several months in advance of the time when consumer acceptance can be measured. If trends shift away from our products, if our wearable technology becomes outdated or if we misjudge the market for our product lines, we may be faced with significant amounts of unsold inventory or other conditions which could have a material adverse effect on our financial condition and results of operations.
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
Recently enacted U.S. tax legislation may adversely affect our business, results of operations, financial condition and cash flow.
On December 22, 2017, the President signed into law Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act, following its passage by the United States Congress. The Tax Cuts and Jobs Act makes significant changes to U.S. federal income tax laws, including changing the corporate tax rate to a flat 21% rate, introducing a capital investment deduction in certain circumstances, placing certain limitations on the interest deduction, modifying the rules regarding the usability of certain net operating losses, and making extensive changes to the U.S. international tax system. The new Global Intangible Low-Taxed Income (“GILTI”) provisions of the Tax Cuts and Job Act requiring the inclusion of certain foreign earnings in U.S. taxable income will increase our effective tax rate in future years. We are not yet able to reasonably estimate the effect of the GILTI provision of the Tax Cuts and Job Act and have not made any adjustments related to potential GILTI tax in our financial statements.  If applicable, GILTI tax would first apply to our fiscal year 2018 and will be accounted for as incurred under the period cost method. We are currently in the process of analyzing the effects of this new legislation on our business, results of operations, financial condition and cash flow. The impact of these new rules is uncertain and could be adverse.
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
A significant portion of our sales and net income is, and is expected to continue to be, derived from the sales of products produced under license agreements with third parties. Under these license agreements, we generally have the right to produce, market and distribute certain products utilizing the brand names of other companies. We sell products under certain licensed brands, including, but not limited to, ARMANI EXCHANGE, CHAPS, DIESEL, DKNY, EMPORIO ARMANI, KARL LAGERFELD, KATE SPADE NEW YORK, MARC JACOBS, MICHAEL KORS and TORY BURCH. Sales of our licensed products amounted to approximately 47.0% of our consolidated net sales for fiscal year 2017, including MICHAEL KORS product sales, which accounted for approximately 22.6% of our consolidated net sales, and product sales under the ARMANI brands, which accounted for approximately 12.1% of our consolidated net sales.
Our significant license agreements have various expiration dates between 2018 and 2025. In addition, many of our license agreements require us to make minimum royalty payments, subject us to restrictive covenants or require us to comply with certain other obligations and may be terminated by the licensor if these or other conditions are not met or upon certain events. For example, our license agreement with MICHAEL KORS provides the licensor with a right to terminate some or all of the licensing rights if we fail to meet certain net sales thresholds for two consecutive years. In addition, each of our license agreements with MICHAEL KORS and ARMANI may be terminated by the licensor effective at the end of 2019 if we fail to meet certain net sales thresholds in 2018. If we are unable to achieve the minimum net sales thresholds, restrictive covenants and/or other obligations of a license in the future, we would need to seek a waiver of the non-compliance from the applicable licensor or amend the agreement to modify the thresholds, covenants or obligations or face the possibility that the licensor could terminate the license agreement before its expiration date.
In addition, we may be unable to renew our existing license agreements beyond the current term or obtain new license agreements to replace any lost license agreements on similar economic terms or at all. For example, in fiscal year 2017, our licensing agreements with ADIDAS and BURBERRY were not renewed upon their expiration. The failure by us to maintain or renew one or more of our existing license agreements could result in a significant decrease in our sales and have a material adverse effect on our results of operations.
Our restructuring program may not be successful or we may not fully realize the expected cost savings and/or operating efficiencies from our restructuring plans.

As we announced in the fourth quarter of fiscal 2016, we have implemented, and plan to continue to implement, a restructuring plan to reinvent the Company, strengthen the foundation of the Company for the future and support long-term sales growth and profitability objectives. The program is intended to touch all aspects of the business, enhance operating capabilities, create greater efficiencies and take advantage of the Company's considerable scale. We estimate our total restructuring charges will be approximately $150.0 million. During fiscal years 2017 and 2016, we recorded $48.2 million and $27.8 million of restructuring charges, respectively, and we anticipate the remaining restructuring charges will be recorded predominately during fiscal year 2018. Restructuring plans present significant potential risks that may impair our ability to achieve anticipated operating enhancements and/or cost reductions, or otherwise harm our business, including higher than anticipated costs in implementing our restructuring plan, management distraction and employee attrition in excess of headcount reductions. If this program is not successful, then our results of operations and financial condition could be materially adversely affected.

Our Second A&R Credit Agreement subjects us to certain covenants.
On January 29, 2018, the Company, as the U.S. borrower, Fossil Group Europe GMBH, a wholly-owned subsidiary of the Company, as a non-U.S. borrower, and certain of the Company’s foreign subsidiaries from time to time party thereto, entered into a Second Amended and Restated Credit Agreement (the “Second A&R Credit Agreement”) with certain lenders party thereto, Wells Fargo Bank, National Association, as administrative agent and an issuing lender, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as syndication agents, HSBC Bank USA, National Association, Compass Bank and Fifth Third Bank, as documentation agents, and Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint bookrunners. The Second A&R Credit Agreement subjects us to certain covenants, including that we maintain a specific consolidated leverage ratio. These covenants may limit how we are able to conduct our business. The terms of any future indebtedness that we incur could include more restrictive covenants or ratios. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants. Our failure to comply with any such covenants could result in an event of default, which, if not cured or waived, could result in our being required to repay those borrowings before their maturity. If we are forced to refinance those borrowings on less favorable terms, our results of operations and financial condition could be adversely affected.

We have recorded impairment charges in the past and may record impairment charges in the future.
We are required, at least annually, or as facts and circumstances warrant, to test trade names to determine if impairment has occurred. We are also required to test property plant and equipment and other long lived assets for impairment as facts and circumstances warrant. Impairment may result from any number of factors, including adverse changes in assumptions used for valuation purposes, such as actual or projected net sales, growth rates, profitability or discount rates, or other variables. If the testing indicates that impairment has occurred, we are required to record a non-cash impairment charge. Should the value of trade names, property plant and equipment and other long lived assets become impaired, it would have an adverse effect on our results of operations. In fiscal 2017, the Company took a non-cash intangible asset impairment charge of $7.07 per diluted share triggered by the sustained compression of the Company’s market capitalization that occurred throughout most of the latter part of the second fiscal quarter.

Our inability to effectively manage our retail store operations could adversely affect our results of operations.

During fiscal year 2017, our global comparable store sales decreased 5.5%. During fiscal year 2018, we intend to open approximately five new stores globally and close 60 to 80 stores, depending on lease negotiations. The success of our retail business depends, in part, on our ability to open new profitable stores, close low performing stores and renew our existing store leases on terms that meet our financial targets. Our ability to open new stores on schedule or at all, to close low performing stores and to renew existing store leases on favorable terms or to operate them on a profitable basis will depend on various factors, including our ability to:

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
The continued increase in e-commerce competitors for retail sales and slowing mall traffic has resulted in significant pricing pressure and a highly promotional retail environment. In addition, the traditional watch market has declined in recent years. These factors may cause us to reduce our sales prices to retailers and consumers, which could cause our gross margin to decline if we are unable to appropriately manage inventory levels and/or otherwise offset price reductions with comparable reductions in our costs. If our sales prices decline and we fail to sufficiently reduce our product costs or operating expenses, our profitability will decline. This could have a material adverse effect on our business, results of operations, and financial condition.

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
Any reduction in lending by banks may have a significant negative impact on businesses around the world. Although we believe that our cash provided by operations and available borrowing capacity under our credit facilities currently provide us with sufficient liquidity, the impact of reduced lending on our customers, business partners and suppliers cannot be predicted and may be quite severe. A disruption in the ability of our significant customers or distributors to access liquidity could cause serious disruptions or an overall deterioration of their businesses, which could lead to a significant reduction in their future orders of our products and the inability or failure on their part to meet their payment obligations to us, any of which could have a material adverse effect on our financial condition, results of operations and liquidity.

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

There continues to be a significant decrease in traffic in many of the shopping malls and retail centers in which our stores are located, which has resulted in decreased traffic to our stores. The resulting decrease in customers for our retail stores has had an adverse effect on our results of operations. Additionally, several national department store anchors have closed or will be closing a number of their locations in shopping malls, which is likely to further decrease traffic and put increasing financial strain on the operators of those shopping mall locations. The loss of an anchor or other significant tenant in a shopping mall in which we have a store, or the closure of a significant number of shopping malls in which we have stores, may have a material adverse effect on our results of operations.

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
We also operate FOSSIL brand stores and other non-FOSSIL branded stores globally to further strengthen our brand image. As of December 30, 2017, we operated 544 stores worldwide. The costs associated with leasehold improvements to current stores and the costs associated with opening new stores and closing low performing stores could materially increase our costs of operation.
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
We face intense competition in the specialty retail and e-commerce industry where we compete primarily with specialty retailers, department stores and Internet businesses that engage in the retail sale of watches and accessories. We believe that the principal basis upon which we compete is the quality and design of merchandise and the quality of customer service. We also believe that price is an important factor in our customers' decision-making processes. Many of our competitors are, and many of our potential competitors may be, larger and have greater financial, marketing and other resources than we have and therefore may be able to adapt to changes in customer requirements more quickly, devote greater resources to the marketing and sale of their products and generate greater national brand recognition than we can, especially in the developing area of omni-channel retailing. Omni-channel retailing may include retail stores, e-commerce sites, mobile channels and other direct-to-consumer points of contact that enhance the consumer’s ability to interact with a retailer in the research, purchase, returning and serving of products. The intense competition and greater size and resources of some of our competitors could have a material adverse effect on the amount of net sales we generate and on our results of operations.
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
There is intense competition in each of the businesses in which we compete. In all of our businesses, we compete with numerous manufacturers, importers and distributors who may have significantly greater financial, distribution, advertising and marketing resources than us. Our competitors include distributors that import watches and accessories from abroad, U.S. companies that have established foreign manufacturing relationships and companies that produce accessories domestically. In addition, we face growing competition from technology companies that have or are launching smart watch products and other wearable technology. These new competitors have not historically competed with us, and many have significantly greater financial, distribution, advertising and marketing resources than us. The impact of the introduction of wearable technology on sales of our traditional product lines, is uncertain, but could be materially adverse. Our results of operations and market position may be adversely affected by our competitors and their competitive pressures in the watch, wearable technology and fashion accessory industries.

Any material disruption of our information systems could disrupt our business and reduce our sales.
We are increasingly dependent on information systems to operate our websites, process transactions, manage inventory, monitor sales and purchase, sell and ship goods on a timely basis. We utilize SAP ERP in our U.S. operations and throughout most of our European operations to support our human resources, sales and distribution, inventory planning, retail merchandising and operational and financial reporting systems of our business, and Navision in our Asian operations to support many of the same functions on a local country level. We may experience operational problems with our information systems as a result of system failures, viruses, computer "hackers" or other causes. Any material disruption or slowdown of our systems could cause information, including data related to customer orders, to be lost or delayed which could result in delays in the delivery of merchandise to our stores and customers or lost sales, which could reduce demand for our merchandise and cause our sales to decline. Moreover, the failure to maintain, or a disruption in, financial and management control systems could have a material adverse effect on our ability to respond to trends in our target markets, market our products and meet our customers' requirements.
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

Product mix:  traditional watch and jewelry sales typically provide gross margins in excess of historical consolidated gross profit margins, while leather goods and private label products typically provide gross margins below our historical consolidated gross profit margins.  In addition, sales of our wearable technology products have produced gross profit margins below our historical consolidated gross profit margins, which we anticipate continuing in fiscal 2018.

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
We cannot be certain that our products do not and will not infringe upon the intellectual property rights of others. The wearable technology space is rapidly developing with new innovation, which will likely result in a significant number of domestic and international patent filings for new technology. As a result, wearable technology companies may be subject to an increasing number of claims that their products infringe the intellectual property rights of competitors or non-practicing entities. As we increase our wearable technology and other product offerings, we have been, are and may in the future be subject to legal proceedings, including claims of alleged infringement of the intellectual property rights of third parties by us and our customers in connection with their marketing and sale of our products. Any such claims, whether or not meritorious, could result in costly litigation and divert the efforts of our personnel. Moreover, should we be found liable for infringement, we may be required to enter into agreements (if available on acceptable terms or at all) or to pay damages and cease making or selling certain products. Moreover, we may need to redesign or rename some of our products to avoid future infringement liability. Any of the foregoing could cause us to incur significant costs and prevent us from manufacturing or selling certain of our products.
An increase in product returns could negatively impact our operating results.
We accept limited returns and will request that a customer return a product if we feel the customer has an excess of any style that we have identified as being a poor performer for that customer or geographic location. We continually monitor returns and maintain a provision for estimated returns based upon historical experience and any specific issues identified. However, as we continue to increase our wearable technology product offerings, we do not have the same level of historical experience estimating returns as we have with our other more mature products, which could result in us underestimating the level of returns. In addition, consumer acceptance of wearable technology products and the inherent outdating of technology over time may result in an increase in the amount of returns we accept from our customers. While returns have historically been within our expectations and the provisions established, future return rates may differ from those experienced in the past. In the event that our products are performing poorly in the retail market and/or we experience product damages or defects at a rate significantly higher than our historical rate, the resulting credit returns could have an adverse impact on our operating results for the period or periods in which such returns occur.
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
During fiscal year 2017, we generated 58.5% of our net sales from outside of the U.S., and we anticipate that revenue from our international operations could account for an increasingly larger portion of our net sales in the future. Our international operations are directly related to, and dependent on, the volume of international trade and foreign market conditions. International commerce and our international operations are subject to many risks, some of which are discussed in more detail below, including:

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

In addition, changes in currency exchange rates may also affect the prices at which we sell products in foreign markets. For fiscal years 2017, 2016 and 2015, 58.5%, 55.4% and 53.8% of our consolidated net sales were generated outside of the U.S. In general, our overall financial results are affected positively by a weaker U.S. dollar and are affected negatively by a stronger U.S. dollar as compared to the foreign currencies in which we conduct our business. For example, due to a generally weaker U.S. dollar in fiscal year 2017, the translation of foreign based net sales into U.S. dollars improved our reported net sales by approximately $23.3 million. If the value of the U.S. dollar remains at its current levels or strengthens further against foreign currencies, particularly against the euro, Canadian dollar, British pound, Japanese yen, Mexican peso, and Australian dollar, our financial condition and results of operations could be materially and adversely impacted. Although we utilize forward contracts to help mitigate foreign currency risks (mostly relating to the euro, Canadian dollar, British pound, Japanese yen, Mexican peso, Australian dollar and U.S. dollar), foreign currency fluctuations may have a material adverse impact on our financial condition and results of operations.
The European economic uncertainty and any further debt crisis could adversely impact our financial condition.
The European economic situation, particularly with the planned withdrawal by the United Kingdom from the European Union, has contributed to instability in certain international credit markets. During fiscal year 2017, we generated 34.9% of our consolidated net sales from our Europe segment. If global economic and market conditions, or economic conditions in Europe remain uncertain or deteriorate, the value of the euro could decline. Any additional financial instability in stressed European countries could have a contagion effect on the region and contribute to the general instability and uncertainty in the European Union. If this were to occur or if the value of the euro were to weaken against the U.S. dollar, our financial condition and results of operations could be materially and adversely impacted.
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
In the U.S., the change in the U.S. government administration has resulted in uncertainty regarding potential changes in regulations, fiscal policy, social programs, domestic and foreign relations and international trade policies. Potential changes in relationships among the U.S., China, Russia and other countries could have significant impacts on global trade and regional economic conditions, among other things. In addition, changes in the relationships between the U.S. and its neighbors, such as Mexico, can have significant, potentially negative, impacts on commerce. Further, anti-American sentiment could harm the reputation and success of U.S. companies doing business abroad.
In Europe, the populist movement resulted in the Brexit vote, and other election results are signaling increasing populist demands and rises in nationalism, which could have a negative impact on economic policy and consequently pose a potential threat to the unity of the European Union.
Our business is dependent upon its international operations, particularly in Asia and Europe. During fiscal years 2017, 2016 and 2015, we generated 58.5%, 55.4% and 53.8%, respectively, of our net sales outside the U.S. In addition, we source the vast majority of our products from outside the U.S.

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
Our net sales, operating results and cash flows may fluctuate significantly because of a number of factors, many of which are outside of our control. These factors may include, but may not be limited to, the following:

•	fluctuations in market demand for our products;

•	increased competition and pricing pressures;

•	our ability to anticipate changing customer demands and preferences;

•	our ability to compete in the wearable technology space;

•	growth in our international operations;

•	our failure to efficiently manage our inventory levels;

•	our inability to manage and maintain our debt obligations;

•	seasonality in our business;

•	changes in our, and our competitors', business strategy or pricing;

•	implementation of our restructuring plan;

•	the successful management of our Company-owned retail store operations;

•	the timing of certain selling, general and administrative expenses;

•	completing acquisitions and the costs of integrating acquired operations;

•	international currency fluctuations, operating challenges and trade regulations;

•	acts of terrorism or acts of war; and

•	government regulation.
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
Our CEO owns approximately 7.8% of our outstanding common stock.
Mr. Kosta Kartsotis owns approximately 7.8% of our common stock as of December 30, 2017. As a result, he is in a position to influence the outcome of elections of our directors, the adoption, amendment or repeal of our bylaws and any other actions requiring the vote or consent of our stockholders, and to otherwise influence our affairs.
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
Research analysts publish their own quarterly projections regarding our operating results. These projections may vary widely from one another and may not accurately predict the results we actually achieve. Our stock price may decline if we fail to meet securities research analysts' projections. Similarly, if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, our stock price or trading volume could decline.
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
Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
Company facilities.    As of the end of fiscal year 2017, we owned or leased the following material facilities in connection with our U.S. and international operations:

Location	Use	Approximate Square Footage	Owned / Leased
Eggstätt, Germany	Office, warehouse and distribution	383,000	Owned
Grabenstätt, Germany	Office	92,000	Owned (1)
Richardson, Texas	Corporate headquarters	536,000	Lease expiring in 2021
Dallas, Texas	Office, warehouse and distribution	518,000	Lease expiring in 2026
Hong Kong	Warehouse and distribution	205,000	Lease expiring in 2023
Garland, Texas	Warehouse	154,000	Lease expiring in 2022
Basel, Switzerland	Europe headquarters	140,000	Lease expiring in 2036
Shenzhen, China	Manufacturing	110,000	Lease expiring in 2018
Hong Kong	Asia headquarters	42,000	Lease expiring in 2019
New York, New York	General office and showroom	27,000	Lease expiring in 2027
_______________________________________________________________________________
(1) Facility is classified as held for sale as of the end of fiscal year 2017
We also lease certain other manufacturing and/or office, warehouse and/or distribution facilities in Burlingame, California; Chicago, Illinois; Los Angeles, California; Miami, Florida; Australia; Austria; Canada; China; Denmark; France; Germany; Hong Kong; India; Italy; Japan; Malaysia; Mexico; the Netherlands; New Zealand; Poland; Portugal; Singapore; South Africa; South Korea; Spain; Sweden; Switzerland; Taiwan, the United Kingdom and Vietnam.
Retail store facilities.    As of the end of fiscal year 2017, we had 546 lease agreements for retail space for the sale of our products. The leases, including renewal options, expire at various times from 2018 to 2029. The leases provide for minimum annual rentals and, in certain cases, for the payment of additional rent when sales exceed specified net sales amounts. We are also generally required to pay our pro rata share of common area maintenance costs, real estate taxes, insurance, maintenance expenses and utilities.
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

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
General.    Our common stock is listed on the NASDAQ Global Select Market under the symbol "FOSL." The following table sets forth the range of quarterly high and low sales prices per share of our common stock on the NASDAQ Global Select Market for the fiscal years ended December 30, 2017 and December 31, 2016.

	High	Low
Fiscal year ended December 30, 2017:
First quarter	$27.33	$15.79
Second quarter	$18.44	$8.98
Third quarter	$12.59	$6.80
Fourth quarter	$9.60	$5.50
Fiscal year ended December 31, 2016:
First quarter	$51.93	$28.26
Second quarter	$43.79	$26.03
Third quarter	$33.05	$26.30
Fourth quarter	$36.87	$23.10
As of February 20, 2018, there were 70 holders of record of our shares of common stock (including nominee holders such as banks and brokerage firms who hold shares for beneficial owners), although we believe that the number of beneficial owners is much higher.
Cash Dividend Policy.    We did not pay any cash dividends in fiscal years 2017, 2016 or 2015. We expect that for the foreseeable future, we will retain all available earnings generated by our operations for the development and growth of our business. Any future determination as to a cash dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, restrictive covenants and such other factors as our Board of Directors may deem relevant.

Common Stock Performance Graph
The following performance graph compares the cumulative return of our shares of common stock over the preceding five year periods with that of the broad market Standard & Poor's 500 Stock Index ("S&P 500 Index") and the NASDAQ Retail Trades Group. Each index assumes $100 invested at December 31, 2012 and is calculated assuming quarterly reinvestment of dividends and quarterly weighting by market capitalization.
2017 COMPARATIVE TOTAL RETURNS
Fossil Group, Inc.,
NASDAQ Retail Trades and S&P 500 Index
(Performance Results through 12/31/2017)

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Fossil Group, Inc.	$100.00	$128.83	$118.95	$39.27	$27.78	$8.35
S&P 500 Index	$100.00	$129.60	$144.36	$143.31	$156.98	$187.47
Nasdaq Retail Trades	$100.00	$137.79	$158.97	$177.68	$181.93	$226.83
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In August 2010, our Board of Directors approved a common stock repurchase program pursuant to which up to $30 million could be used to repurchase outstanding shares of our common stock. The $30 million repurchase program has no termination date, and as of December 30, 2017, no shares had been repurchased under it. On November 10, 2014, the Company’s Board of Directors authorized a $1.0 billion share repurchase program with an expiration date of December 31, 2018. As of December 30, 2017, the Company had $824.2 million of repurchase authorizations remaining under its combined repurchase programs. However, under the Company's credit agreement, the Company is restricted from making open market repurchases of its common stock.
Common stock repurchases acquired from grantees in connection with income tax withholding obligations arising from vesting of restricted stock grants were 3,316 shares, 6,763 shares and 11,175 shares for fiscal years 2017, 2016 and 2015, respectively.
There were no shares of common stock repurchased during the fourth quarter of fiscal year 2017.

Item 6.    Selected Financial Data
The following information should be read in conjunction with our consolidated financial statements and notes thereto contained in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K (in thousands, except for per share data).

Fiscal Year	2017	2016	2015	2014	2013
Net sales	$2,788,163	$3,042,371	$3,228,836	$3,509,691	$3,259,971
Gross profit	1,358,839	1,578,186	1,753,467	2,001,172	1,861,686
Operating income (loss)	(424,276)	127,146	291,234	566,536	561,596
Net income (loss)	(473,559)	85,603	229,902	386,611	388,048
Net income (loss) attributable to Fossil Group, Inc.	(478,172)	78,868	220,637	376,707	378,152
Earnings (loss) per share:
Basic	(9.87)	1.64	4.52	7.12	6.59
Diluted	(9.87)	1.63	4.51	7.10	6.56
Weighted average common shares and common equivalent shares outstanding:
Basic	48,468	48,136	48,800	52,882	57,401
Diluted	48,468	48,323	48,924	53,080	57,676
Working capital	$781,900	$932,705	$953,141	$1,008,264	$939,573
Total assets	1,658,372	2,186,897	2,355,661	2,177,460	2,186,251
Total long-term liabilities	568,337	756,874	933,589	747,351	618,978
Stockholders' equity attributable to Fossil Group, Inc.	576,133	1,006,236	921,388	977,860	1,068,677
Return on average stockholders' equity attributable to Fossil Group, Inc.(1)	(62.3)%	8.2%	24.7%	37.5%	33.1%
_______________________________________________

(1)	Calculated by dividing net income (loss) attributable to Fossil Group, Inc. by five quarter average stockholders' equity attributable to Fossil Group, Inc.

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
Domestically, we sell our products through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, Company-owned retail and outlet stores, mass market stores and through our FOSSIL website. Our wholesale customer base includes, among others, Amazon, Best Buy, Dillard's, JCPenney, Kohl's, Macy's, Neiman Marcus, Nordstrom, Saks Fifth Avenue, Target and Wal-Mart. In the U.S., our network of Company-owned stores included 80 retail stores located in premier retail sites and 123 outlet stores located in major outlet malls as of December 30, 2017. In addition, we offer an extensive collection of our FOSSIL brand products on our website, www.fossil.com, as well as proprietary and licensed watch and jewelry brands through other managed and affiliated websites.
Internationally, our products are sold to department stores, specialty retail stores and specialty watch and jewelry stores in approximately 150 countries worldwide through 23 Company-owned foreign sales subsidiaries and through a network of approximately 80 independent distributors. Internationally, our network of Company-owned stores included 208 retail stores and 133 outlet stores as of December 30, 2017. Our products are also sold through licensed and franchised FOSSIL retail stores, retail concessions operated by us and kiosks in certain international markets. In addition, we offer an extensive collection of our FOSSIL brand products on our websites in certain countries.
Our consolidated gross profit margin is impacted by our diversified business model that includes, but is not limited to: (i) a significant number of product categories we distribute, (ii) the multiple brands we offer within several product categories, (iii) the geographical presence of our businesses and (iv) the different distribution channels we sell to or through. The components of this diversified business model produce varying ranges of gross profit margin. Generally, on a historical basis, our fashion branded watch and jewelry offerings produce higher gross profit margins than our leather goods offerings. In addition, in most product categories that we offer, brands with higher retail price points generally produce higher gross profit margins compared to those of lower retail priced brands and connected products carry relatively lower margins than traditional products. Gross profit margins related to sales in our Europe and Asia businesses are historically higher than our Americas business, primarily due to the following factors: (i) premiums charged in comparison to retail prices on products sold in the U.S.; (ii) the product sales mix in our international businesses, in comparison to our Americas business, is comprised more predominantly of watches and jewelry that generally produce higher gross profit margins than leather goods; and (iii) the watch sales mix in our Europe and Asia businesses, in comparison to our Americas business, are comprised more predominantly of higher priced licensed brands.
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
Product Returns.    We accept limited returns and may request that a customer return a product if we feel the customer has an excess of any style that we have identified as being a poor performer for that customer or geographic location. We monitor returns and maintain a provision for estimated returns based upon historical experience and any specific issues identified. While returns have historically been within our expectations and the provisions established, future return rates may differ from those experienced in the past. In the event that our products are performing poorly in the retail market and/or we experience product damages or defects at a rate significantly higher than our historical rate, the resulting returns could have an adverse impact on the operating results for the period or periods in which such returns occur. If our allowance for product returns were to change by 10%, the result, excluding taxes, would have been an approximate $3.5 million change to net income (loss).
Inventories.    Inventories are stated at the lower of cost and net realizable value, including any applicable duty and freight charges. We account for estimated obsolescence or unmarketable inventory equal to the difference between the average cost of inventory and the estimated net realizable value based upon assumptions about future demand, market conditions and available liquidation channels. If actual future demand or market conditions are less favorable than those projected by management, or if liquidation channels are not readily available, additional inventory valuation reductions may be required. We assess our off-price sales on an ongoing basis and update our estimates accordingly. Revenue from sales of our products that are subject to inventory consignment agreements is recognized when title and risk of loss transfers, delivery has occurred, the price to the buyer is determinable and collectability is reasonably assured.
Impairment of Goodwill and Trade Names.    We evaluate goodwill for impairment annually as of the end of the fiscal year by comparing the fair value of the reporting unit to its recorded value. Additionally, if events or conditions were to indicate the carrying value of a reporting unit may not be recoverable, we would evaluate goodwill for impairment at that time. We have three reporting units for which we evaluated goodwill for impairment: Americas, Europe and Asia. The fair value of each reporting unit was estimated using market comparable information and discounted cash flows. In fiscal year 2017, we determined goodwill was fully impaired and recognized a pre-tax impairment charge in operations of $202.3 million, $114.3 million and $42.9 million in the Americas, Europe and Asia segments, respectively.
We evaluate indefinite-lived trade names by comparing the fair value of the asset to its recorded value annually as of the end of the fiscal year and whenever events or conditions indicate that the carrying value of the trade name may not be recoverable. The fair value of the asset is estimated using discounted cash flow methodologies. The MICHELE trade name represented approximately 29% of our total trade name balances at the end of fiscal year 2017, 21% at the end of fiscal year 2016 and 19% at the end of fiscal year 2015. The SKAGEN trade name represented approximately 71% of our total trade name balance at the end of fiscal year 2017, 63% at the end of fiscal year 2016 and 65% at the end of fiscal year 2015. In fiscal year 2017, as a result of interim impairment testing, we recorded impairment charges of $28.3 million and $7.6 million related to the SKAGEN and MICHELE trade names, respectively. In fiscal year 2016, no impairment charges were recorded related to the SKAGEN or the MICHELE trade names. In fiscal year 2015, $9.1 million in impairment charges were recorded related to the SKAGEN trade name, and no impairment charges were recorded to the MICHELE trade name. As of December 30, 2017, the fair value of the MICHELE trade name exceeded its carrying value by approximately 12%, and the fair value of the SKAGEN trade name exceeded its carrying value by approximately 13%.
The MISFIT trade name represented approximately 15% of our total trade name balance at the end of fiscal year 2016 and 17% at the end of fiscal year 2015. The MISFIT trade name was being amortized over its estimated useful life, however during fiscal year 2017, the trade name was deemed not recoverable, resulting in an impairment charge of $11.8 million.
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
Other Asset Impairment.    We test for asset impairment of property, plant and equipment and other long-lived assets whenever events or conditions indicate that the carrying value of an asset might not be recoverable based on expected undiscounted cash flows related to the asset. In evaluating long-lived assets for recoverability, we calculate fair value using our best estimate of future cash flows expected to result from the use of the asset and its eventual disposition. When undiscounted cash flows estimated to be generated through the operations of our Company-owned retail stores are less than the carrying value of the underlying assets, the assets are impaired. If it is determined that assets are impaired, an impairment loss is recognized for the amount that the asset's book value exceeds its fair value. Should actual results or market conditions differ from those anticipated, additional losses may be recorded. We recorded impairment losses in restructuring charges of approximately $8.3 million, $13.5 million and $3.4 million in fiscal years 2017, 2016 and 2015, respectively. We recorded impairment losses in selling, general, and administrative expenses of approximately $1.6 million, $2.8 million and $7.7 million in fiscal years 2017, 2016 and 2015, respectively. In fiscal year 2017, an increase of 100 basis points to the discount rate used in our impairment testing would not have resulted in additional impairment expense. A 10% decrease in future expected cash flows would have increased impairment expense by $0.3 million. We recorded non-impairment restructuring charges related to the write off of property, plant and equipment of approximately $0.4 million and $1.5 million in fiscal years 2017 and 2016, respectively.
We record impairment charges on long-lived assets held for sale when the carrying amount of those assets exceeds their fair value. We recorded impairment charges on long-lived assets held for sale of approximately $0.7 million in fiscal year 2017 based on a preliminary sales contract.
Income Taxes.    We record valuation allowances against our deferred tax assets, when necessary, in accordance with ASC 740, Income Taxes ("ASC 740"). Realization of deferred tax assets is dependent on future taxable earnings and is therefore uncertain. At least quarterly, we assess the likelihood that our deferred tax asset balance will be recovered from future taxable income. To the extent we believe that recovery is not likely, we establish a valuation allowance against our deferred tax asset, increasing our income tax expense in the period such determination is made. The valuation allowance for fiscal years 2017, 2016 and 2015 was $78.3 million, $19.4 million and $10.8 million, respectively. In addition, in fiscal year 2017, we recorded a state deferred tax liability of $1.0 million on foreign earnings not considered to be indefinitely reinvested outside of the U.S. Due to the imposition of the one-time repatriation tax, we reversed the prior year federal deferred tax liability of $53.7 million.
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
The new Global Intangible Low-Taxed Income (“GILTI”) provisions of the Tax Act requiring the inclusion of certain foreign earnings in U.S. taxable income will increase our effective tax rate in future years. Due to the complexity of these new tax rules, we are continuing to evaluate these provisions of the Tax Act. We are not yet able to reasonably estimate the effect of the GILTI provision of the Tax Act and have not made any adjustments related to potential GILTI tax in our financial statements. If applicable, GILTI tax would first apply to our fiscal year 2018, and will be accounted for as incurred under the period cost method.
Accounting for the income tax effects of the Tax Act requires significant judgments and estimates in the interpretation and calculations of the provisions of the Tax Act. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we have made reasonable estimates of the effects and recorded provisional amounts in our financial statements for fiscal year 2017 as permitted under Staff Accounting Bulletin No. 118, (“SAB 118”) Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which provides guidance on accounting for the Tax Act’s impact. As we collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department or the Internal Revenue Service, we may make adjustments to the provisional amounts. In addition, our valuation allowance analysis is affected by various aspects of the Tax Act, including the new limitation on the deductibility of interest expense and the impact of the GILTI. Those adjustments may materially impact the provision for income taxes and the effective tax rate in the period in which the adjustments are made. The accounting for the tax effects of the enactment of the Tax Act will be completed in fiscal year 2018.

Warranty Costs.    Our watch products are covered by limited warranties against defects in materials or workmanship. Historically, our FOSSIL and RELIC watch products sold in the U.S. have been covered for warranty periods of 11 years and 12 years, respectively, and our SKAGEN branded watches have been covered by a lifetime warranty. Beginning in 2017, these brands are covered by a two year warranty. Generally, all other products, including leathers and jewelry, sold in the U.S. and internationally are covered by a comparable one to two year warranty. We determine our warranty liability using historical warranty repair experience. As changes occur in sales volumes and warranty costs, the warranty accrual is adjusted as necessary. Due to the nature of connected products, their warranty costs are usually more than traditional products. A shift in product mix from traditional to connected products generally results in an increase in warranty liabilities. The year-end warranty liability for fiscal years 2017, 2016 and 2015 was $19.4 million, $15.4 million and $13.7 million, respectively.
Hedge Accounting.   The Company is exposed to certain market risks relating to foreign exchange rates and interest rates. The Company actively monitors and attempts to manage these exposures using derivative instruments including foreign exchange forward contracts ("forward contracts") and interest rate swaps. The Company’s main objective is to hedge the variability in forecasted cash flows due to the foreign currency risks primarily associated with certain anticipated inventory purchases. Changes in the fair value of forward contracts designated as cash flow hedges are recorded in the cumulative translation adjustment component of accumulated other comprehensive income (loss) within stockholders' equity, and are recognized in other income (expense) - net in the period which the intercompany cash payment for inventory is made. Additionally, to the extent that any of these contracts are not considered to be effective in offsetting the change in the value of the cash flows being hedged, any changes in fair value relating to the ineffective portion of these contracts would be recognized in other income (expense) - net on the Company's consolidated statements of income (loss) and comprehensive income (loss). Also, the Company has entered into interest rate swap agreements to effectively convert portions of its variable rate debt obligations to fixed rates. Changes in the fair value of the interest rate swaps that are designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity, and are recognized in interest expense in the period in which the payment is settled. Changes in the fair value of the interest rate swaps that are not designated as cash flow hedges are recorded in other income (expense) - net as they occur. To reduce exposure to changes in currency exchange rates adversely affecting the Company’s investment in foreign currency-denominated subsidiaries, the Company periodically enters into forward contracts designated as net investment hedges. Both realized and unrealized gains and losses from net investment hedges are recognized in the cumulative translation adjustment component of other comprehensive income (loss), and will be reclassified into earnings in the event the Company's underlying investments are liquidated or disposed. The Company does not enter into derivative financial instruments for trading or speculative purposes. The Company has elected to apply the hedge accounting rules as required by ASC 815, Derivatives and Hedging, for designated cash flow hedging instruments.
Stock-Based Compensation.    We utilize the Black-Scholes model to determine the fair value of stock options and stock appreciation rights on the date of grant. The model requires us to make assumptions concerning (i) the length of time employees will retain their vested stock options and stock appreciation rights before exercising them ("expected term"), (ii) the volatility of our common stock price over the expected term and (iii) the number of stock options and stock appreciation rights that will be forfeited. Changes in these assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related expense amounts recognized on our consolidated statements of income (loss) and comprehensive income (loss). If the fair value of our stock-based compensation were to change by 10%, excluding taxes, the result would have been a $3.2 million change to net income (loss) in fiscal 2017.

Results of Operations
Executive Summary
During fiscal year 2017, net sales decreased 8% (9% in constant currency) as compared to the prior fiscal year, as the retail environment remains challenging. During fiscal 2017, net sales declined in all three reporting segments. However, sales trends improved in the second half of the fiscal year across all regions mainly driven by the wearables category. In constant currency, sales in watches declined in all segments, with increases in connected watches more than offset by declines in traditional watches. We remain confident wearables can be one of the key catalysts that could eventually offset the sales declines we have seen in our traditional watch business in recent years. Wearables products accounted for approximately 11% of our net sales in fiscal year 2017 with wearable sales nearly doubling as compared to fiscal year 2016. Leather and jewelry categories declined in all segments. While both our wholesale and retail businesses declined during fiscal 2017, our retail business was stronger than wholesale in all regions, and the U.S. department store business continued to be the most challenging. Our retail sales were negatively impacted by store closures globally, as well as continued traffic declines. During the 2017 fiscal year, we made significant progress in our strategic objectives, advancing our wearables business, leveraging scale in our supply chain, becoming more digitally enabled and continuing our transformation under our New World Fossil ("NWF") initiative.
During fiscal year 2017, FOSSIL branded products decreased 5% (7% in constant currency), driven by weakness in our leathers and jewelry categories, which were partially offset by modest growth in watches. In addition, our SKAGEN branded products decreased 8% (9% in constant currency), with decreases in watches and leathers. Our FOSSIL and SKAGEN watch performance was favorably impacted by wearables. While display watches continue to represent the largest percentage of wearables for the FOSSIL brand, we have had some success in hybrids as well, led by our marketing efforts, store experience and celebrity influencer campaigns. FOSSIL watch sales increased in Europe and Asia partially offset by a decrease in the Americas in fiscal 2017 as compared to the prior fiscal year. SKAGEN watch sales decreased in the Americas and Europe and were flat in Asia over the same period.
The following table presents as reported and constant currency net sales percentage change information by brand for fiscal year 2017 as compared to fiscal year 2016:

	Growth Percentage

Brand	As Reported	Constant Currency
FOSSIL	(5.4)%	(6.5)%
SKAGEN	(8.2)	(9.0)
Our multi-brand global watch portfolio decreased 6% (same in constant currency) during fiscal year 2017. Growth in EMPORIO ARMANI, ARMANI EXCHANGE and FOSSIL branded watches, driven by wearables, was more than offset by declines in most other brands. We launched ARMANI EXCHANGE hybrid watches at the beginning of fiscal year 2017, and launched EMPORIO ARMANI display and hybrid connected watches late in the third quarter of fiscal year 2017. Our FOSSIL connected watches are now on their third generation. In fiscal 2017, our most significant declines were in MICHAEL KORS and MARC JACOBS watches. Although we have seen some stabilization in the trajectory of MICHAEL KORS, the growth in connected watches was not able to compensate for the declines in traditional watches. Sales of watches declined in the wholesale channel in all three regions and in the Americas retail channel, which were partially offset by strong growth in e-commerce in all regions and to a lesser extent retail store growth in Asia and Europe.
During fiscal 2017, global comparable retail sales (including e-commerce) declined 6% year-over-year, with increases in watches in Asia and Europe more than offset by declines in watches in the Americas and declines in leathers and jewelry in all regions. While comparable retail sales were negative for fiscal year 2017, we did see stronger performance in the fourth quarter with positive comparable retail sales (including e-commerce) of 2%.
During fiscal year 2016, we began working on a multi-year restructuring plan, focused on our growth opportunities, including connected accessories, and improving overall profitability. Our goal continues to be to build a leaner and more nimble operating platform that can support improved profitability in the future, all while better serving our customers and competing in the new retail environment. This transformation will take time, but we are making significant progress to evolve our key categories and streamline our business to position us for profitable growth over the long term. During fiscal year 2017, through a combination of category management programs, direct and indirect sourcing efforts and organizational efficiency initiatives, approximately $80 million in benefits were reflected in operating income. We expect NWF benefits to expand to $200 million when completed in 2019.

During fiscal year 2017, gross profit decreased as compared to fiscal year 2016 primarily resulting from decreased sales and a lower gross margin rate. The decrease in gross margin rate was driven by the impact of connected products due to both the increase in sales mix of connected products which carry relatively lower margins than traditional products, as well as additional product valuation charges. Our strategy in fiscal 2017 was to invest in margin to drive significant volume in wearables and leverage that volume to drive future cost efficiencies. Although we nearly doubled our connected sales volumes in fiscal 2017 compared to fiscal 2016, and have exceeded expectations for unit cost savings, we came up short of our aggressive connected sales plan. Consequently, having higher levels of connected inventory than plan and deferring some receipts to fiscal year 2018, resulted in additional valuation charges of approximately $40 million to support our efforts to clear this inventory. The shift in sales mix towards connected product and the related valuation charges reduced our gross margin rate by 280 basis points. The gross margin rate was also negatively impacted by increased promotional activity in our outlets and e-commerce channels. Product cost benefits generated from our NWF supply chain initiatives partially offset these headwinds.
During the second quarter of fiscal year 2017, due to the sustained declines in our market capitalization and sales trends, we recorded $359 million of goodwill impairment and $48 million of impairment related to writing down our SKAGEN, MISFIT and MICHELE trade names. As a result, operating expenses for fiscal year 2017 increased to $1,783 million including the $407 million of non-cash intangible asset impairment charges and $48 million of restructuring costs associated with our NWF initiative. During fiscal year 2017, SG&A expenses decreased, primarily due to corporate overhead reductions and cost reductions in our regional organizations across the globe, as well as a lower store base and reduced marketing expenses. During fiscal year 2017, interest expense increased $16.3 million to $43.2 million and other income decreased $0.3 million to $13.7 million. Income tax expenses were $19.8 million for fiscal year 2017 and included impacts from the Tax Cuts and Jobs Act (the "Tax Act") that was signed into law in December 2017 and valuation allowances. During fiscal year 2017, our financial performance resulted in a loss of $9.87 per diluted share, including non-cash intangible asset impairment charges of $7.07 per diluted share, tax charges resulting from the Tax Act and valuation allowances of $2.20 per diluted share and restructuring charges of $0.65 per diluted share.
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

As a result, in addition to presenting financial measures in accordance with accounting principles generally accepted in the United States of America (“GAAP”), our discussion contains references to constant currency financial information, which is a non-GAAP financial measure. To calculate net sales on a constant currency basis, net sales for the current fiscal year for entities reporting in currencies other than the U.S. dollar are translated into U.S. dollars at the average rates during the comparable period of the prior fiscal year. We present constant currency information to provide investors with a basis to evaluate how our underlying business performed excluding the effects of foreign currency exchange rate fluctuations. The constant currency financial information presented herein should not be considered a substitute for, or superior to, the measures of financial performance prepared in accordance with GAAP. Reconciliations between constant currency financial information and the most directly comparable GAAP measure are included where applicable.

Fiscal Year 2017 Compared to Fiscal Year 2016
Consolidated Net Sales.    Net sales decreased $254.2 million or 8.4% (9.1% in constant currency) for fiscal year 2017, as compared to fiscal year 2016. Global watch sales decreased $131.3 million or 5.6% (6.4% in constant currency), with increases in EMPORIO ARMANI, ARMANI EXCHANGE and FOSSIL more than offset by declines in most other brands in our portfolio. Our leathers business decreased $68.3 million or 17.3% (18.0% in constant currency). Our jewelry category decreased $39.7 million or 15.8% (16.7% in constant currency), mostly as a result of a decrease in sales of MICHAEL KORS, FOSSIL and MISFIT branded products during fiscal year 2017 as compared to fiscal year 2016.

Net sales information by product category is summarized on a reported and constant currency basis as follows (dollars in millions):

	Fiscal Year
	2017		2016		Growth (Decline)
		Percentage of Total		Percentage of Total		Percentage as Reported	Percentage Constant Currency
	Amounts		Amounts		Dollars
Watches	$2,199.0	78.9%	$2,330.3	76.6%	$(131.3)	(5.6)%	(6.4)%
Leathers	325.5	11.7	393.8	12.9	(68.3)	(17.3)	(18.0)
Jewelry	211.7	7.6	251.4	8.3	(39.7)	(15.8)	(16.7)
Other	52.0	1.8	66.9	2.2	(14.9)	(22.3)	(22.6)
Total net sales	$2,788.2	100.0%	$3,042.4	100.0%	$(254.2)	(8.4)%	(9.1)%
The following table sets forth consolidated net sales by segment on a reported and constant currency basis (dollars in millions):

	Fiscal Year
	2017		2016		Growth (Decline)
		Percentage of Total		Percentage of Total		Percentage as Reported	Percentage Constant Currency
	Amounts		Amounts		Dollars
Americas	$1,316.2	47.2%	$1,524.9	50.1%	$(208.7)	(13.7)%	(13.8)%
Europe	974.2	34.9	1,002.1	32.9	(27.9)	(2.8)	(4.7)
Asia	497.8	17.9	515.4	17.0	(17.6)	(3.4)	(3.9)
Total net sales	$2,788.2	100.0%	$3,042.4	100.0%	$(254.2)	(8.4)%	(9.1)%
Americas Net Sales. During fiscal year 2017, the Americas segment remained our most challenging. Americas net sales decreased $208.7 million or 13.7% (13.8% in constant currency), largely driven by watches. During fiscal year 2017, our multi-brand watch portfolio decreased $132.2 million or 11.4% (11.5% in constant currency), with declines across all brands. Continued softness in traditional watches was partially offset by increases in connected watches, with the strongest performances coming from FOSSIL and MICHAEL KORS connected watches. Our leathers category decreased $49.5 million or 20.0% (20.2% in constant currency), largely driven by FOSSIL branded product and our jewelry business decreased $21.1 million or 23.0% (23.3% in constant currency), largely due to MISFIT branded product. Within the region, sales declined in the U.S. and Canada, while sales in Mexico were flat. Comparable retail sales (including e-commerce) decreased moderately in the region, as negative comparable sales in our stores were partially offset by positive comparable sales in our e-commerce business.
The following table sets forth product net sales for the Americas segment on a reported and constant currency basis by fiscal year (dollars in millions):

	Net Sales
	Fiscal Year		Growth (Decline)
				Percentage as Reported	Percentage Constant Currency
	2017	2016	Dollars
Watches	$1,030.1	$1,162.3	$(132.2)	(11.4)%	(11.5)%
Leathers	198.2	247.7	(49.5)	(20.0)	(20.2)
Jewelry	70.6	91.7	(21.1)	(23.0)	(23.3)
Other	17.3	23.2	(5.9)	(25.4)	(25.0)
Total	$1,316.2	$1,524.9	$(208.7)	(13.7)%	(13.8)%
Europe Net Sales. During fiscal year 2017, Europe net sales decreased $27.9 million or 2.8% (4.7% in constant currency). Across the Eurozone, sales were down modestly while distributor markets in Eastern Europe and the Middle East declined significantly. Our multi-brand watch portfolio increased $2.3 million or 0.3% (decreased 1.7% in constant currency), with growth in connected watches largely offsetting declines in traditional watches on a constant currency basis. Within our watch portfolio, ARMANI EXCHANGE, ARMANI and FOSSIL increased, while all other brands declined. Our jewelry category decreased $12.9 million or 8.8% (10.3% in constant currency), and our leathers business decreased $9.0 million or 10.7% (12.4% in constant currency) in fiscal year 2017, as compared to fiscal year 2016. Comparable retail sales in the Europe segment (including e-commerce) decreased modestly, with increases in the watch category more than offset by decreases in our other product categories. Strong e-commerce increases were more than offset by declines in our owned retail stores driven by both store closures and negative comparable retail sales.
The following table sets forth product net sales for the Europe segment on a reported and constant currency basis by fiscal year (dollars in millions):

	Net Sales
	Fiscal Year		Growth (Decline)
				Percentage as Reported	Percentage Constant Currency
	2017	2016	Dollars
Watches	$742.2	$739.9	$2.3	0.3%	(1.7)%
Leathers	75.4	84.4	(9.0)	(10.7)	(12.4)
Jewelry	134.2	147.1	(12.9)	(8.8)	(10.3)
Other	22.4	30.7	(8.3)	(27.0)	(27.4)
Total	$974.2	$1,002.1	$(27.9)	(2.8)%	(4.7)%
Asia Net Sales. In fiscal year 2017, Asia net sales decreased $17.6 million or 3.4% (3.9% in constant currency). On a constant currency basis, sales growth in India and China was more than offset by decreases in most other markets, with the sharpest declines in Japan and South Korea. Our watch category decreased $1.3 million or 0.3% (0.8% in constant currency), with increases in EMPORIO ARMANI, driven by both traditional and connected watches, and FOSSIL watches more than offset by decreases in most other brands. Our leathers products decreased $9.7 million or 15.7% (16.5% in constant currency), and our jewelry business decreased $5.8 million or 46.0% (45.2% in constant currency). Comparable retail sales (including e-commerce) in the Asia region decreased moderately, with declines in leathers and jewelry partially offset by increases in watches.
The following table sets forth product net sales for the Asia segment on a reported and constant currency basis by fiscal year (dollars in millions):

	Net Sales
	Fiscal Year		Growth (Decline)
				Percentage as Reported	Percentage Constant Currency
	2017	2016	Dollars
Watches	$426.8	$428.1	$(1.3)	(0.3)%	(0.8)%
Leathers	52.0	61.7	(9.7)	(15.7)	(16.5)
Jewelry	6.8	12.6	(5.8)	(46.0)	(45.2)
Other	12.2	13.0	(0.8)	(6.2)	(5.4)
Total	$497.8	$515.4	$(17.6)	(3.4)%	(3.9)%
Stores. The following table sets forth the number of stores by concept for the fiscal years ended below:

	December 30, 2017				December 31, 2016
	Americas	Europe	Asia	Total	Americas	Europe	Asia	Total
Accessory stores	108	106	59	273	122	119	63	304
Outlets	136	74	46	256	143	73	45	261
Full priced multi-brand	—	8	7	15	—	8	12	20
Total stores	244	188	112	544	265	200	120	585
During fiscal year 2017, we opened 8 new stores and closed 49 stores. During fiscal year 2018, we anticipate opening approximately five additional retail stores and closing approximately 60 stores globally, depending on lease negotiations.
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

Gross Profit. Gross profit of $1.4 billion in fiscal year 2017 decreased 13.9% compared to $1.6 billion in fiscal year 2016, mainly as a result of decreased sales and a lower gross margin rate. Gross profit margin decreased 320 basis points to 48.7% in fiscal year 2017 compared to 51.9% in the prior fiscal year. The decrease in gross margin rate as compared to fiscal year 2016 was primarily driven by the impact of connected products due to both the increase in sales mix of connected products which carry relatively lower margins than traditional products, as well as additional product valuation charges. Our strategy in fiscal 2017 was to invest in margin to drive significant volume in wearables and leverage that volume to drive future cost efficiencies. During fiscal 2017, we nearly doubled our connected sales volumes and finished ahead of the initial cost goals that we set for ourselves in fiscal year 2017. However, we did not achieve the aggressive sales goals that we set for ourselves in this new category, resulting in carrying greater levels of connected product inventory. Consequently, having higher levels of connected inventory than planned and even deferring some receipts to fiscal year 2018, resulted in additional valuation charges of approximately $40 million to support our efforts to clear this inventory. The shift in sales mix towards connected product and the related valuation charges reduced our gross margin rate by 280 basis points. The gross margin rate was also negatively impacted by increased promotional activity in our outlets and e-commerce channels. Product cost benefits generated from our NWF supply chain initiatives partially offset these headwinds, and the currency impact for the year remained neutral.
Operating Expenses. For fiscal year 2017, total operating expenses increased by $332.1 million and, as a percentage of net sales, increased to 64.0%, compared to 47.7% in fiscal year 2016, primarily due to intangible impairment charges recorded in the second quarter of fiscal 2017. During the second quarter of fiscal year 2017, interim impairment tests were performed on goodwill and trade names due to the sustained declines in our market capitalization and sales trends, resulting in impairment expenses of $359.5 million for goodwill and $47.6 million for trade names. For additional information, please refer to "Note 1 - Significant Accounting Policies" in the consolidated financial statements. During fiscal year 2017, we incurred restructuring charges of $48.2 million under our NWF initiative compared to restructuring charges of $27.8 million in fiscal year 2016. During fiscal year 2017, SG&A expenses decreased, primarily due to corporate overhead reductions and cost reductions in our regional organizations across the globe, as well as a lower store base and reduced marketing expenses. The translation of foreign-denominated expenses during fiscal year 2017 increased operating expenses by approximately $8.1 million as a result of the weaker U.S. dollar. As a percentage of net sales, SG&A expenses increased to 47.6% in fiscal 2017, as compared to 46.8% in fiscal 2016.
Consolidated Operating Income (Loss). Operating income (loss) decreased to a loss of $424.2 million in fiscal year 2017, as compared to income of $127.1 million in the prior fiscal year, primarily driven by non-cash intangible impairment charges of $407.1 million and also by decreased sales and gross margin rate. As a percentage of net sales, operating margin decreased to (15.2)% in fiscal year 2017 as compared to 4.2% in fiscal year 2016. For fiscal year 2017, the positive currency impact on gross margin was offset by the negative currency impact on expenses, resulting in a neutral impact to operating income (loss). In fiscal year 2017, we continued to face retail pressure, most significantly in our traditional watch business in all segments. Additionally, the gross margin rate was negatively impacted by connected products, due to both lower connected margins as well as additional product valuation charges, and lower retail margins due to increased promotional activity in outlets and the e-commerce channel in all segments. Operating expenses increased significantly, primarily due to non-cash impairment charges on our goodwill of $202.3 million, $114.3 million and $42.9 million in the Americas, Europe and Asia segments, respectively, and impairment charges on our trade names of $47.6 million in corporate. Increased restructuring charges were more than offset by savings in our infrastructure, store costs and marketing expenses.
Operating income (loss) by operating segment is summarized as follows (dollars in millions):

	Fiscal Year		Growth (Decline)		Operating Margin %
	2017	2016	Dollars	Percentage	2017	2016
Americas	$(46.0)	$241.1	$(287.1)	(119.1)%	(3.5)%	15.8%
Europe	33.8	174.2	(140.4)	(80.6)	3.5	17.4
Asia	(10.9)	77.6	(88.5)	(114.0)	(2.2)	15.1
Corporate	(401.1)	(365.8)	(35.3)	9.7
Total operating income (loss)	$(424.2)	$127.1	$(551.3)	(433.8)%	(15.2)%	4.2%
Interest Expense. Interest expense increased by $16.3 million in fiscal year 2017, primarily as a result of increased interest rates in comparison to the prior fiscal year.
Other Income (Expense)—Net. During fiscal year 2017, other income (expense) - net decreased by approximately $0.3 million, driven by fewer gains on the liquidation of non-operating assets, losses on the extinguishment of our term loan in fiscal year 2017 and decreased net foreign currency gains resulting from cash flow hedging and other transactional activities as compared to fiscal year 2016. These headwinds were mostly offset by increased interest income and decreased losses on our equity method investment.
Provision for Income Taxes. Income tax expense for fiscal year 2017 was $19.8 million, resulting in an effective tax rate of (4.4)%, compared to 25.1% in fiscal year 2016. The 2017 effective rate was negatively impacted by the accrual of a valuation allowance on U.S. net deferred tax assets as well as some foreign deferred tax assets, the non-deductibility of intangible asset impairments, and the imposition of a one-time repatriation tax on deferred foreign earnings under the Tax Act. The impacts from the tax reform and the U.S. valuation allowances resulted in combined charges of $106.7 million or $2.20 per diluted share. For additional information, please refer to "Note 12 - Taxes" in the consolidated financial statements.
Net Income (Loss) Attributable to Fossil Group, Inc. Fiscal year 2017 net income (loss) attributable to Fossil Group, Inc. was a loss of $9.87 per diluted share in comparison to net income of $1.63 per diluted share in the prior fiscal year. Diluted earnings (loss) per share included non-cash intangible asset impairment charges of $7.07 per diluted share, tax charges resulting from the Tax Act and valuation allowances established on deferred tax assets of $2.20 per diluted share and restructuring charges of $0.65 per diluted share. Fiscal year 2016, diluted earnings (loss) per share included restructuring charges of $0.37 per diluted share. Fiscal year 2017 net income (loss) attributable to Fossil Group, Inc. was also negatively impacted by lower sales and gross margin rate. Currencies, including both the translation impact on operating earnings and the impact of foreign currency hedging contracts, unfavorably affected the year-over-year diluted earnings (loss) per share comparison by $(0.01).
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

Net sales information by product category is summarized on a reported and constant currency basis as follows (dollars in millions):

	Fiscal Year
	2016		2015		Growth (Decline)
		Percentage of Total		Percentage of Total		Percentage as Reported	Percentage Constant Currency

	Amounts		Amounts		Dollars
Watches	$2,330.3	76.6%	$2,475.8	76.7%	$(145.5)	(5.9)%	(4.5)%
Leathers	393.8	12.9	409.4	12.7	(15.6)	(3.8)	(2.5)
Jewelry	251.4	8.3	272.1	8.4	(20.7)	(7.6)	(5.9)
Other	66.9	2.2	71.5	2.2	(4.6)	(6.4)	(5.6)
Total net sales	$3,042.4	100.0%	$3,228.8	100.0%	$(186.4)	(5.8)%	(4.4)%
The following table sets forth consolidated net sales by segment on a reported and constant currency basis (dollars in millions):

	Fiscal Year
	2016		2015		Growth (Decline)
						Percentage as Reported	Percentage Constant Currency
		Percentage of Total		Percentage of Total
	Amounts		Amounts		Dollars
Americas	$1,524.9	50.1%	$1,661.9	51.5%	$(137.0)	(8.2)%	(7.5)%
Europe	1,002.1	32.9	1,069.8	33.1	(67.7)	(6.3)	(3.5)
Asia	515.4	17.0	497.1	15.4	18.3	3.7	4.0
Total net sales	$3,042.4	100.0%	$3,228.8	100.0%	$(186.4)	(5.8)%	(4.4)%
Americas Net Sales. During fiscal year 2016, we experienced the most significant retail headwinds in the Americas segment. Americas net sales decreased $137.0 million or 8.2% (7.5% in constant currency), driven by watches but with jewelry and leathers contributing to the declines as well. During fiscal year 2016, our multi-brand watch portfolio decreased $100.6 million or 8.0% (7.1% in constant currency) and our leathers category decreased $21.9 million or 8.1% (7.7% in constant currency). Our Americas watch sales decline during fiscal year 2016 was primarily driven by MICHAEL KORS and partially offset by increases in KATE SPADE NEW YORK and TORY BURCH. Our jewelry business decreased $8.1 million or 8.1% (7.7% in constant currency) in fiscal year 2016 as compared to the fiscal year 2015 primarily driven by declines in MICHAEL KORS jewelry partially offset by increases from the MISFIT brand. Within the region, sales declined in the U.S. and were slightly offset by growth in Mexico and Canada on a constant currency basis. Comparable retail store sales decreased modestly in our owned retail stores, most notably in our outlets.

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

Europe Net Sales. During fiscal year 2016, Europe net sales decreased $67.7 million or 6.3% (3.5% in constant currency). We experienced declines in most countries, with the most significant sales declines in the United Kingdom and our distributor markets. Our multi-brand watch portfolio decreased $49.8 million or 6.3% (3.4% in constant currency) while our jewelry category decreased $18.0 million or 10.9% (8.5% in constant currency) and our leathers business remained flat (increased 3.7% in constant currency) in fiscal year 2016 as compared to fiscal year 2015. Comparable retail store sales in our owned retail stores in the European region remained flat, with increases in our outlets and watch categories offset by decreases in our full-priced stores and other product categories.

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

Asia Net Sales. In fiscal year 2016, Asia net sales increased $18.3 million or 3.7% (4.0% in constant currency). Sales growth was led by India, our distributor markets, South Korea, Australia and China and was partially offset by decreases in Hong Kong, Taiwan and Macau on a constant currency basis. Our watch category increased $4.9 million or 1.2% (1.4% in constant currency), while our leathers products increased $6.4 million or 11.6% (13.2% in constant currency). Our jewelry business increased $5.4 million or 75.0% (76.4% in constant currency). Comparable retail store sales in our owned retail stores in the Asia region increased slightly with modest comparable store sale increases in our full-priced and outlet FOSSIL branded stores partially offset by declines in our other store concepts.

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

Gross Profit. Gross profit of $1.6 billion in fiscal year 2016 decreased 10.0% in comparison to $1.8 billion in fiscal year 2015 mainly as a result of decreased sales. Gross profit margin decreased 240 basis points to 51.9% in fiscal year 2016 compared to 54.3% in fiscal year 2015. The gross margin rate decreased as compared to fiscal year 2015 primarily due to increased promotional activity in our outlet stores and an increased mix of connected product sales. Additionally, our wholesale channel was burdened by an increased mix of off-price sales at lower margin rates and the impacts of currency decreased our gross profit margin rate by 70 basis points. Partially offsetting these headwinds were the favorable impacts of our margin improvement initiatives.

Operating Expenses. For fiscal year 2016, total operating expenses decreased by $11.2 million and, as a percentage of net sales, increased to 47.7%, compared to 45.3% in fiscal year 2015. Operating expenses decreased due to lower store and core infrastructure costs, a $14.9 million favorable impact from changes in foreign currency, the non-recurrence of both the SKAGEN trade name impairment and Misfit acquisition-related professional services recorded in fiscal year 2015, partially offset by an increase in expenses associated with wearables infrastructure and Misfit intangible amortization.

Consolidated Operating Income. Operating income decreased by $164.1 million, or 56.4%, in fiscal year 2016 as compared to fiscal year 2015 mainly driven by decreased sales and gross margin rate and included a $31.7 million unfavorable impact from changes in foreign currencies. As a percentage of net sales, operating income decreased to 4.2% in fiscal year 2016 as compared to 9.0% in fiscal year 2015 and was negatively impacted by approximately 90 basis points due to changes in foreign currencies.

Sales and gross profit margins were negatively impacted by currencies in all regional segments in fiscal year 2016 as compared to fiscal year 2015, although not as extensively as in fiscal year 2015 compared to fiscal year 2014. On a constant currency basis, sales and gross profit margins decreased in the Americas and Europe and increased in Asia while the gross profit margin rate decreased across all segments. The gross margin rate declined primarily as a result of promotional activity in our outlet stores and an increased mix of connected product sales in all geographies. Additionally, the Americas gross profit margin rate was unfavorably impacted by an increased mix of sales in the wholesale off-price channel to manage inventory levels. These unfavorable impacts to the gross profit margin rate were partially offset by a favorable impact from our margin improvement initiatives in all segments. In fiscal year 2016, total operating expenses decreased compared to fiscal year 2015 as reduced store expenses and lower core infrastructure costs were partially offset by corporate cost increases in wearables infrastructure and Misfit purchase accounting related costs. Our operating expenses in fiscal year 2016 also benefited from real estate sales in the Americas and Europe. During fiscal year 2016 as compared to fiscal 2015, operating expense leverage was relatively flat in Europe and improved in Asia while weakening in the Americas largely due to fixed expenses on lower sales and increased restructuring costs related to store closures.

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
Interest Expense. Interest expense increased by $6.9 million in fiscal year 2016 as a result of increased interest rates in comparison to the fiscal year 2015.

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

Net Income Attributable to Fossil Group, Inc. Fiscal year 2016 net income attributable to Fossil Group, Inc. was $1.63 per diluted share in comparison to $4.51 per diluted share in fiscal year 2015, mainly driven by the sales decline and reduced margin rate. Diluted earnings per share decreased $0.87 due to the translation impact of a stronger U.S. dollar and less net foreign currency gains resulting from cash flow hedging and other transactional activities. Diluted earnings per share was also unfavorably impacted by a $0.37 per diluted share decrease due to the amortization of acquired Misfit intangible assets and of related contingent equity grants. An increase in interest expense negatively impacted our diluted earnings per share by $0.11 due to increased interest rates. Partially offsetting these decreases was a $0.16 favorable impact to diluted earnings per share due to the sale of real estate.

Liquidity and Capital Resources
Historically, our business operations have not required substantial cash during the first several months of our fiscal year. Generally, starting in the third quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our quarterly cash requirements are also impacted by the number of new stores we open, other capital expenditures and strategic investments such as acquisitions. Our cash and cash equivalents balance at the end of fiscal year 2017 was $231.2 million, including $186.4 million held by foreign subsidiaries outside the U.S., in comparison to $297.3 million at the end of fiscal year 2016.
For fiscal year 2017, we generated operating cash flow of $179.5 million. This operating cash flow combined with cash on hand was utilized to fund $190.1 million in net repayments on our credit facilities and $25.5 million in capital expenditures. Net losses of $473.6 million were offset by net non-cash items of $498.0 million and a net decrease in working capital items of $155.1 million. Non-cash items primarily consisted of goodwill and trade name impairment charges of $407.1 million, depreciation, amortization and accretion charges of $81.0 million, stock-based compensation of $30.4 million, partially offset by deferred income taxes and other of $43.5 million.
Accounts receivable decreased by 2.3% to $367.0 million at the end of fiscal year 2017 compared to $375.5 million at the end of the prior fiscal year. Average days sales outstanding for our wholesale business for fiscal year 2017 was 55 days compared to 50 days in the prior fiscal year due to shifts in customer mix and the elimination of an early pay discount customer program in parts of Europe.
Inventory at the end of fiscal year 2017 was $573.8 million, representing an increase of 5.8% from the prior fiscal year inventory balance of $542.5 million driven by our connected business. We have significantly reduced our inventories of traditional watches, and we are working to clear the previous generation connected products over the next few quarters.
The following table reflects our common stock repurchase activity under our repurchase programs for the periods indicated (in millions):

			For the 2017 Fiscal Year		For the 2016 Fiscal Year
Fiscal Year Authorized	Dollar Value Authorized	Termination Date	Number of Shares Repurchased	Dollar Value Repurchased	Number of Shares Repurchased	Dollar Value Repurchased
2014	$1,000.0	December 2018	—	$—	0.1	$5.2
2010	$30.0	None	—	$—	—	$—

We did not repurchase any shares of common stock under our repurchase programs during fiscal year 2017. During fiscal year 2016, we effectively retired approximately 0.1 million shares of common stock repurchased under our repurchase programs. The effective retirement of common stock repurchased during the 2016 fiscal year decreased common stock by $1,100, additional paid-in capital by $0.2 million, retained earnings by $5.0 million and treasury stock by $5.2 million. At December 31, 2016 and December 30, 2017, all treasury stock had been effectively retired. We are currently prohibited by the terms of our revolving credit facility from repurchasing additional shares of common stock under our repurchase programs.
At the end of fiscal year 2017, we had working capital of $781.9 million compared to working capital of $932.7 million at the end of the prior fiscal year. Additionally, at the end of fiscal year 2017, we had approximately $2.1 million of outstanding short-term borrowings and $443.9 million in long-term debt.
As of December 30, 2017, we do not consider $650.3 million of undistributed earnings of our foreign subsidiaries to be indefinitely reinvested. Tax legislation enacted in 2017 allows a federal tax exemption on foreign dividends, and foreign withholding tax is not applicable. As such, we have only accrued state income taxes on these amounts. We have not provided taxes on the remaining $378.0 million of undistributed earnings of our foreign subsidiaries because we consider such earnings to be indefinitely reinvested outside the U.S and our current plans do not indicate a need to repatriate them to fund our U.S. operations.
For the fiscal year ending December 29, 2018, we expect total capital expenditures to be approximately $25 million. Of this amount, we expect approximately 40% will be for technology and facilities maintenance, approximately 35% will be for strategic growth, including investments in omni-channel, global concessions and technology and approximately 25% will be for retail store expansion and renovation. Our capital expenditure budget and allocation of it to the foregoing investments are estimates and are subject to change. We believe that cash flows from operations combined with existing cash on hand and amounts available under our credit facilities will be sufficient to fund our working capital needs and planned capital expenditures for the next twelve months.

Debt Facilities
On March 9, 2015, we entered into an Amended and Restated Credit Agreement (as amended, the “Credit Agreement”). The Credit Agreement provided for (i) revolving credit loans (the “Revolving Credit Facility”), with an up to $20.0 million subfacility for swingline loans (the “Swingline Loan”), and an up to $10.0 million subfacility for letters of credit, and (ii) a term loan in the amount of $231.3 million (the “Term Loan”). The Credit Agreement amended and restated that certain credit agreement, dated as of May 17, 2013, as amended (the “Prior Agreement”).
On March 10, 2017, we entered into the Second Amendment to the Amended and Restated Credit Agreement (the “Second Amendment”). The Second Amendment reduced the Revolving Credit Facility under the Credit Agreement from $1.05 billion to $850.0 million. The Second Amendment also removed the incremental term loan that was available under the Credit Agreement, extended the maturity date of the Credit Agreement to May 17, 2019 and removed our ability to make offers to the lenders to extend the maturity date of the Term Loan or the Revolving Credit Facility. The Second Amendment also amended the repayment schedule for the Term Loan and required us to make monthly payments on the last business day of each month beginning April 30, 2018. The Second Amendment also amended the mandatory prepayment provisions under the Credit Agreement and provided that to the extent there were excess proceeds remaining from the issuance of debt following the repayment in full of the Term Loan, we were required to repay the Revolving Credit Facility in the amount of such excess proceeds, with a corresponding permanent reduction in the Revolving Credit Facility in the amount of up to $50.0 million.
The Second Amendment amended the applicable margin used to calculate the interest rate that was applicable to base rate loans and London Interbank Offer Rate ("LIBOR") rate loans and provided that the interest rate margin for base rate loans was 2.50% per annum and the interest rate margin for LIBOR rate loans was 3.50% per annum. On October 1, 2017, the applicable margin on the Term Loan automatically increased to 2.75% per annum for base rate loans and 3.75% per annum for LIBOR rate loans. The Second Amendment also changed the commitment fee payable with respect to the Revolving Credit Facility to 0.50% per annum. Furthermore, the Second Amendment changed the consolidated total leverage ratio that we were required to comply with from 3.25 to 1.00 to the ratios as set forth below:

Period	Maximum Ratio
October 1, 2017 through and including March 31, 2018	3.25 to 1.00
April 1, 2018 through and including September 29, 2018	3.50 to 1.00
September 30, 2018 and thereafter	3.25 to 1.00
As of December 30, 2017, amounts outstanding under the Revolving Credit Facility and the Term Loan under the Credit Agreement bore interest, at our option, at (i) the base rate plus 2.75% or (ii) the LIBOR rate (defined as the quotient obtained by dividing (a) LIBOR by (b) 1.00 minus the Eurodollar reserve percentage) plus 3.75%.
During fiscal year 2017, we made principal payments of $193.8 million under the Term Loan, which repaid the outstanding balance. During fiscal year 2017, we had average outstanding borrowings of $618.7 million under the Revolving Credit Facility at an average interest rate of 4.45%. As of December 30, 2017, we had $445.0 million outstanding under the Revolving Credit Facility. As of December 30, 2017, we also had unamortized debt issuance costs of $4.7 million, which reduce the corresponding debt liability. In addition, we had $0.8 million of outstanding standby letters of credit at December 30, 2017. Amounts available under the Revolving Credit Facility are reduced by any amounts outstanding under standby letters of credit. As of December 30, 2017, we had $199.8 million available for borrowing under the Revolving Credit Facility, which was favorably impacted by a $149.6 million international cash balance. At December 30, 2017, we were in compliance with all debt covenants related to all our credit facilities.
On January 29, 2018, we and certain of our foreign subsidiaries entered into a Second Amended and Restated Credit Agreement (the "Second A&R Credit Agreement"). The Second A&R Credit Agreement provides for (i) revolving credit loans in the amount of $325 million, subject to a borrowing base (as described below) (the "Second A&R Revolving Credit Facility"), with an up to $45.0 million subfacility for letters of credit, and (ii) a term loan in the amount of $425 million (the "Term Loan Facility"). The Second A&R Credit Agreement expires and is due and payable on December 31, 2020. Borrowings under the Second A&R Credit Agreement were used to pay the outstanding balance under the Revolving Credit Facility.
Availability under the Second A&R Revolving Credit Facility and any letters of credit are subject to a borrowing base equal to, (a) with respect to Fossil Group, Inc., the sum of (i) 85% of eligible U.S. accounts receivable and 90% of net U.S.

credit card receivables (less any dilution reserve), (ii) the lesser of (A) 65% of the lower of cost or market value of eligible U.S. finished good inventory and (B) 85% of the appraised net orderly liquidation value of eligible U.S. finished goods inventory, and (iii) until the earlier of (x) March 31, 2018 and (y) the date on which certain of our foreign subsidiaries join the Second A&R Credit Agreement as non-U.S. borrowers, (A) 35% of eligible foreign accounts receivable of certain pledged foreign subsidiaries, plus (B) the least of (x) 35% of the lower of cost or market value of eligible foreign finished good inventory of such pledged foreign subsidiaries, (y) 35% of the appraised net orderly liquidation value of eligible foreign finished good inventory of such pledged foreign subsidiaries, and (z) $100,000,000, minus (C) all indebtedness for borrowed money of such pledged foreign subsidiaries (subject to exceptions) minus (iv) the aggregate amount of reserves, if any, established by the Administrative Agent in good faith and in the exercise of reasonable business judgment from the perspective of a secured asset-based lender; and (b) with respect to each non-U.S. borrower, the sum of (i) 85% of eligible accounts receivable of the non-U.S. borrowers (less any dilution reserve) and (ii) the least of (A) 65% of the lower of cost or market value of eligible foreign finished goods inventory of the non-U.S. borrowers, (B) 85% of the appraised net orderly liquidation value of eligible foreign finished goods inventory of the non-U.S. borrowers, and (C) $185,000,000 minus (iii) the aggregate amount of reserves, if any, established by the Administrative Agent in good faith and in the exercise of reasonable business judgment from the perspective of a secured asset-based lender.

In connection with the Second A&R Credit Agreement, we and all of our domestic subsidiaries entered into a Collateral Agreement in favor of the Administrative Agent, pursuant to which we and our subsidiaries granted liens on all or substantially all of our assets in order to secure our obligations under the Second A&R Credit Agreement and the other loan documents (the “Obligations”). Additionally, all of our domestic subsidiaries entered into a Guaranty Agreement in favor of the Administrative Agent, pursuant to which such subsidiaries guarantee the payment and performance of the Obligations. Additionally, Fossil Group Europe and the other non-U.S. borrowers from time to time party to the Second A&R Credit Agreement are required to enter into security instruments with respect to all or substantially all of their assets that can be pledged under applicable local law.

As of January 29, 2018, amounts outstanding under the Second A&R Revolving Credit Facility bear interest at (a) the LIBOR rate plus the applicable interest margin, (b) the daily LIBOR rate plus the applicable interest margin or (c) the base rate plus the applicable interest margin. The applicable interest margin varies from 4.00% to 5.00% for LIBOR rate loans and daily LIBOR rate loans and 1.50% to 3.00% for base rate loans and is based on our average daily excess availability under the revolving credit loans under the Second A&R Credit Agreement for the most recently ended calendar quarter, which is an amount equal to (a) the lesser of (i) $325 million and (ii) the aggregate borrowing base minus (b) the amount of all outstanding borrowings and letter of credit obligations under the revolving credit facility under the Second A&R Credit Agreement, for each day during the applicable period divided by the number of days in such period.
Amounts outstanding under the Term Loan Facility bear interest at a rate per annum equal to (a) the LIBOR rate plus 7%, increasing to the LIBOR rate plus 8% on the first anniversary of the closing of the Second A&R Credit Agreement and the LIBOR rate plus 9% on the second anniversary of the closing of the Second A&R Credit Agreement and thereafter or (b) the base rate plus 5.5%, increasing to the base rate plus 6.5% on the first anniversary of the closing of the Second A&R Credit Agreement and to the base rate plus 7.5% on the second anniversary of the closing of the Second A&R Credit Agreement and thereafter.
We are required to repay the outstanding principal balance of the Term Loan Facility in the amount of $25 million on March 31, 2018, $125 million on March 31, 2019, $75 million on March 31, 2020 and the outstanding balance on December 31, 2020. Additionally, loans under the Second A&R Credit Agreement may be prepaid, in whole or in part, at our option, in minimum principal amounts of (a) $1.0 million or increments of $1.0 million in excess thereof, with respect to a base rate loan under the Second A&R Revolving Credit Facility, (b) $5.0 million or increments of $1.0 million in excess thereof, with respect to a LIBOR rate loan or a daily LIBOR rate loan under the Second A&R Revolving Credit Facility, and (c) $5.0 million or increments of $1.0 million in excess thereof, with respect to the Term Loan Facility. Loans under the Second A&R Credit Agreement must be repaid with the net cash proceeds of certain asset sales, insurance and condemnation events, certain debt and equity issuances and certain cash dividends received from our subsidiaries. We may permanently reduce the revolving credit commitment at any time, in whole or in part, without premium or penalty, in a minimum aggregate principal amount of not less than $3.0 million or increments of $1.0 million in excess thereof.
We are required to pay a commitment fee on the unused amounts of the commitments under the Second A&R Revolving Credit Facility, payable quarterly in arrears, of 0.5% on the average daily unused portion of the overall commitment under the Second A&R Revolving Credit Facility.
The repayment obligation under the Second A&R Credit Agreement can be accelerated upon the occurrence of an event of default, including the failure to pay principal or interest, a material inaccuracy of a representation or warranty, violation of covenants, cross-default, change in control, bankruptcy events, failure of a loan document provision, certain ERISA events and material judgments.
Financial covenants governing the Second A&R Credit Agreement require us to maintain (a) a minimum fixed charge coverage ratio measured quarterly on a rolling twelve-month basis of 1.15 to 1.00 if our quarter-end balances of cash and cash equivalents plus the excess availability under the Second A&R Revolving Credit Facility is less than $200 million; (b) a maximum leverage ratio measured as of the last day of each fiscal quarter for the period of four fiscal quarters ending on such date of (i) 4.5 to 1.0 for the period ending March 31, 2018, (ii) 4.75 to 1.0 for the period ending June 30, 2018, (iii) 5.0 to 1.0 for the period ending September 29, 2018, (iv) 4.25 to 1.0 for the period ending December 29, 2018, (v) 3.75 to 1.0 for each fiscal quarter ending during the period from December 30, 2018 through September 28, 2019, and (vi) 3.5 to 1.0 thereafter; (c) a minimum trailing twelve-month EBITDA tested quarterly of $110 million (beginning with the fiscal quarter ending December 29, 2018); (d) a minimum liquidity covenant of unrestricted cash and cash equivalents plus available and unused capacity under the Second A&R Revolving Credit Facility equal to $160 million; and (e) maximum capital expenditures of $35 million per year.
On June 23, 2016, Fossil Accessories South Africa Pty Ltd, entered into a 20 million South African rand short-term note with First National Bank (the "Fossil South Africa Note") that is used for working capital purposes. The Fossil South Africa Note bears interest at the bank's prime rate, 10.25% as of year end 2017. The Fossil South Africa Note is reviewed annually for renewal. South African rand-based borrowings, in U.S. dollars, under the Fossil South Africa Note were approximately $0.9 million at the end of fiscal year 2017.

Contractual Obligations
The following table identifies our contractual obligations as of December 30, 2017 (in thousands):

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Debt obligations (1)	$445,906	$906	$445,000	$—	$—
Interest payments on debt (2)	32,370	23,565	8,805	—	—
Minimum royalty payments (3)	164,701	154,115	10,586	—	—
Capital lease obligations (4)	4,960	1,285	2,108	1,567	—
Operating lease obligations	712,955	144,108	227,245	155,167	186,435
Purchase obligations (5)	357,253	317,326	38,269	1,524	134
Uncertain tax positions (6)	5,360	5,360	—	—	—
Total contractual obligations (7) (8)	$1,723,505	$646,665	$732,013	$158,258	$186,569
____________________________________________

(1)	Consists of borrowings, excluding contractual interest payments and unamortized debt issuance costs of $4.7 million.

(2)	Consists of estimated interest payments under the Revolving Credit Facility.

(3)
Consists primarily of minimum royalty commitments under exclusive licenses to manufacture watches and jewelry under trademarks not owned by us. However these minimum royalty commitments do not include amounts owed pursuant to various license and design service agreements under which we are obligated to pay the licensors a percentage of our net sales of these licensed products.

(4)	Payments shown include interest.

(5)	Consists primarily of open non-cancelable purchase orders.

(6)	Management has only included its current ASC 740 liability in the table above. Long-term amounts of $30.0 million have been excluded because the payment timing cannot be reasonably estimated.

(7)	Pension obligations of $13.8 million and deferred compensation liabilities of $5.2 million have been excluded because the payment timing cannot be reasonably estimated.

(8)	The contingent consideration liability of $6.5 million related to Fossil Accessories South Africa Pty. Ltd. has been excluded because the payment timing cannot be reasonably estimated.

Off Balance Sheet Arrangements
We are the guarantor for a 5.0 million Swiss franc credit facility agreement entered into by Swiss Technology Components Ltd. ("STC"), our equity method investee. We are obligated to pay up to 5.5 million Swiss francs in the event of default by STC.
There are no other off balance sheet arrangements other than those disclosed in Note 13—Commitments and Contingencies to our consolidated financial statements set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Selected Quarterly Consolidated Financial Data
The table below sets forth selected quarterly consolidated financial information. The information is derived from our unaudited consolidated financial statements and includes all normal and recurring adjustments that management considers necessary for a fair statement of results for such periods. The operating results for any quarter are not necessarily indicative of results for any future period. Certain line items presented in the tables below, when aggregated, may not agree with the corresponding line items on our consolidated statements of income (loss) and comprehensive income (loss) for fiscal years 2017 and 2016 due to rounding (in thousands, except percentage and per share data).

Fiscal Year 2017	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net sales	$581,790	$596,846	$688,722	$920,805
Gross profit	289,519	301,347	319,893	448,080
Net income (loss)	(46,789)	(343,099)	(5,479)	(78,192)
Net income (loss) attributable to noncontrolling interest	1,397	1,613	(80)	1,683
Net income (loss) attributable to Fossil Group, Inc.	$(48,186)	$(344,712)	$(5,399)	$(79,875)
Earnings (loss) per share:
Basic	$(1.00)	$(7.11)	$(0.11)	$(1.65)
Diluted	$(1.00)	$(7.11)	$(0.11)	$(1.65)
Gross profit as a percentage of net sales	49.8%	50.5%	46.4%	48.7%

Fiscal Year 2016	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net sales	$659,847	$685,368	$737,990	$959,166
Gross profit	348,337	355,750	385,080	489,019
Net income	7,396	8,072	19,348	50,786
Net income attributable to noncontrolling interest	1,603	2,051	1,992	1,088
Net income attributable to Fossil Group, Inc.	$5,793	$6,021	$17,356	$49,698
Earnings per share:
Basic	$0.12	$0.13	$0.36	$1.03
Diluted	$0.12	$0.12	$0.36	$1.03
Gross profit as a percentage of net sales	52.8%	51.9%	52.2%	51.0%
While the majority of our products are not seasonal in nature, a significant portion of our net sales and operating income is generally derived in the second half of the fiscal year. Our third and fourth quarters, which include the "back to school" and Christmas seasons, have historically generated a significant portion of our annual operating income. Connected products appear to be more seasonal than traditional products which may further impact our operational performance in the third and fourth quarters as compared to the first half of the year. The amount of net sales and operating income generated during the first quarter is affected by the levels of inventory held by retailers at the end of the Christmas season, as well as general economic conditions and other factors beyond our control. In general, lower levels of inventory held by retailers at the end of the Christmas season may have a positive impact on our net sales and operating income in the first quarter of the following fiscal year as a result of higher levels of restocking orders placed by retailers.
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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Rate Risk
As a multinational enterprise, we are exposed to changes in foreign currency exchange rates. Our most significant foreign currency risk relates to the euro and, to a lesser extent, the Canadian dollar, British pound, Japanese yen, Mexican peso and Australian dollar as compared to the U.S. dollar. Due to our vertical nature whereby a significant portion of goods are sourced from our owned entities, the foreign currency risks relate primarily to the necessary current settlement of intercompany inventory transactions. We employ a variety of operating practices to manage these market risks relative to foreign currency exchange rate changes and, where deemed appropriate, utilize forward contracts. These operating practices include, among others, our ability to convert foreign currency into U.S. dollars at spot rates and to maintain U.S. dollar pricing relative to sales of our products to certain distributors located outside the U.S. The use of forward contracts allows us to offset exposure to rate fluctuations because the gains or losses incurred on the derivative instruments will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. We use derivative instruments only for risk management purposes and do not use them for speculation or for trading. There were no significant changes in how we managed foreign currency transactional exposure in fiscal year 2017 and management does not anticipate any significant changes in such exposures or in the strategies we employ to manage such exposure in the near future.
The following table shows our outstanding forward contracts designated as cash flow hedges for intercompany inventory transactions (in millions) at December 30, 2017 and their expiration dates.

Functional Currency		Contract Currency
Type	Amount	Type	Amount	Expiring Through
Euro	245.2	U.S. dollar	286.6	November 2019
Canadian dollar	88.4	U.S. dollar	68.7	December 2019
British pound	41.1	U.S. dollar	54.8	December 2019
Japanese yen	4,105.7	U.S. dollar	37.9	December 2019
Mexican peso	388.5	U.S. dollar	20.2	September 2018
Australian dollar	8.6	U.S. dollar	6.7	June 2018
U.S. Dollar	33.5	Japanese Yen	3,670.0	November 2018
If we were to settle our euro, Canadian dollar, British pound, Japanese yen, Mexican peso, Australian dollar and U.S. dollar based forward contracts hedging intercompany inventory transactions as of December 30, 2017, the net result would have been a net loss of approximately $11.0 million, net of taxes. As of December 30, 2017, a 10% unfavorable change in the U.S. dollar strengthening against foreign currencies to which we have balance sheet transactional exposures would have decreased net pre-tax income by $28.8 million. The translation of the balance sheets of our foreign-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. As of December 30, 2017, a 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would have reduced consolidated stockholders' equity by approximately $61.1 million.
Interest Rate Risk
We are subject to interest rate volatility with regard to debt borrowings. Based on our variable-rate debt outstanding as of December 30, 2017, a 100 basis point increase in interest rates would increase annual interest expense by approximately $4.5 million.

Item 8.    Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Fossil Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fossil Group, Inc. and subsidiaries (the "Company") as of December 30, 2017 and December 31, 2016, and the related consolidated statements of income (loss) and comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 30, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2017 and December 31, 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 2, 2018

We have served as the Company's auditor since 1988.

FOSSIL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
IN THOUSANDS

	December 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$231,244	$297,330
Accounts receivable-net	367,013	375,520
Inventories	573,788	542,487
Prepaid expenses and other current assets	118,943	131,953
Total current assets	1,290,988	1,347,290
Property, plant and equipment-net	219,742	273,851
Goodwill	—	355,263
Intangible and other assets-net	147,642	210,493
Total long-term assets	367,384	839,607
Total assets	$1,658,372	$2,186,897
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$204,981	$163,644
Short-term and current portion of long-term debt	2,144	26,368
Accrued expenses:
Compensation	70,725	52,993
Royalties	39,874	30,062
Co-op advertising	27,946	29,111
Transaction taxes	36,547	26,743
Other	109,211	69,565
Income taxes payable	17,660	16,099
Total current liabilities	509,088	414,585
Long-term income taxes payable	47,093	18,584
Deferred income tax liabilities	1,096	55,877
Long-term debt	443,942	609,961
Other long-term liabilities	76,206	72,452
Total long-term liabilities	568,337	756,874
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock, 48,643 and 48,269 shares issued and outstanding at December 30, 2017 and December 31, 2016, respectively	486	483
Additional paid-in capital	242,263	213,352
Retained earnings	409,653	887,825
Accumulated other comprehensive income (loss)	(76,269)	(95,424)
Total Fossil Group, Inc. stockholders' equity	576,133	1,006,236
Noncontrolling interest	4,814	9,202
Total stockholders' equity	580,947	1,015,438
Total liabilities and stockholders' equity	$1,658,372	$2,186,897
See notes to the consolidated financial statements.

FOSSIL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
IN THOUSANDS, EXCEPT PER SHARE DATA

Fiscal Year	2017	2016	2015
Net sales	$2,788,163	$3,042,371	$3,228,836
Cost of sales	1,429,324	1,464,185	1,475,369
Gross profit	1,358,839	1,578,186	1,753,467
Operating expenses:
Selling, general and administrative expenses	1,327,816	1,423,262	1,428,717
Goodwill and trade name impairments	407,128	—	9,116
Restructuring charges	48,171	27,778	24,400
Total operating expenses	1,783,115	1,451,040	1,462,233
Operating income (loss)	(424,276)	127,146	291,234
Interest expense	43,214	26,894	20,018
Other income (expense) - net	13,736	14,056	40,443
Income (loss) before income taxes	(453,754)	114,308	311,659
Provision for income taxes	19,805	28,705	81,757
Net income (loss)	(473,559)	85,603	229,902
Less: Net income attributable to noncontrolling interest	4,613	6,735	9,265
Net income (loss) attributable to Fossil Group, Inc.	$(478,172)	$78,868	$220,637
Other comprehensive income (loss), net of taxes:
Currency translation adjustment	$37,368	$(20,160)	$(54,466)
Cash flow hedges - net change	(20,448)	2,929	(7,057)
Pension plan activity	2,235	2,313	(2,573)
Total other comprehensive income (loss)	19,155	(14,918)	(64,096)
Total comprehensive income (loss)	(454,404)	70,685	165,806
Less: Comprehensive income attributable to noncontrolling interest	4,613	6,735	9,265
Comprehensive income (loss) attributable to Fossil Group, Inc.	$(459,017)	$63,950	$156,541
Earnings (loss) per share:
Basic	$(9.87)	$1.64	$4.52
Diluted	$(9.87)	$1.63	$4.51
Weighted average common shares outstanding:
Basic	48,468	48,136	48,800
Diluted	48,468	48,323	48,924
See notes to the consolidated financial statements.

FOSSIL GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AMOUNTS IN THOUSANDS

	Common stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, January 4, 2015	50,771	$508	$171,669	$—	$822,093	$(16,410)	$977,860	$5,941	$983,801
Common stock issued upon exercise of stock options and stock appreciation rights	113	1	769	—	—	—	770	—	770
Tax benefit derived from stock-based compensation	—	—	(1,128)	—	—	—	(1,128)	—	(1,128)
Acquisition of common stock	—	—	887	(232,169)	—	—	(231,282)	—	(231,282)
Retirement of common stock	(2,759)	(28)	(3,368)	232,169	(228,773)	—	—	—	—
Stock-based compensation	—	—	18,627	—	—	—	18,627	—	18,627
Net income	—	—	—	—	220,637	—	220,637	9,265	229,902
Other comprehensive income (loss)	—	—	—	—	—	(64,096)	(64,096)	—	(64,096)
Distribution of noncontrolling interest earnings and other	—	—	—	—	—	—	—	(9,883)	(9,883)
Purchase of noncontrolling interest shares	—	—	—	—	—	—	—	5,832	5,832
Balance, January 2, 2016	48,125	$481	$187,456	$—	$813,957	$(80,506)	$921,388	$11,155	$932,543
Common stock issued upon exercise of stock options and stock appreciation rights	310	3	93	—	—	—	96	—	96
Tax expense derived from stock-based compensation	—	—	(2,995)	—	—	—	(2,995)	—	(2,995)
Acquisition of common stock	—	—	247	(7,484)	—	—	(7,237)	—	(7,237)
Retirement of common stock	(166)	(1)	(2,483)	7,484	(5,000)	—	—	—	—
Stock-based compensation	—	—	31,034	—	—	—	31,034	—	31,034
Net income	—	—	—	—	78,868	—	78,868	6,735	85,603
Other comprehensive income (loss)	—	—	—	—	—	(14,918)	(14,918)	—	(14,918)
Distribution of noncontrolling interest earnings and other	—	—	—	—	—	—	—	(8,688)	(8,688)
Balance, December 31, 2016	48,269	$483	$213,352	$—	$887,825	$(95,424)	$1,006,236	$9,202	$1,015,438
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	467	4	(4)	—	—	—	—	—	—
Acquisition of common stock	—	—	126	(1,344)	—	—	(1,218)	—	(1,218)
Retirement of common stock	(93)	(1)	(1,343)	1,344	—	—	—	—	—
Stock-based compensation	—	—	31,604	—	—	—	31,604	—	31,604
Net income (loss)	—	—	—	—	(478,172)	—	(478,172)	4,613	(473,559)
Other comprehensive income (loss)	—	—	—	—	—	19,155	19,155	—	19,155
Distribution of noncontrolling interest earnings and other	—	—	—	—	—	—	—	(4,022)	(4,022)
Purchase of noncontrolling interest shares	—	—	(1,472)	—	—	—	(1,472)	(4,979)	(6,451)
Balance, December 30, 2017	48,643	$486	$242,263	$—	$409,653	$(76,269)	$576,133	$4,814	$580,947
See notes to consolidated financial statements.

FOSSIL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
AMOUNTS IN THOUSANDS

Fiscal Year	2017	2016	2015
Operating Activities:
Net income (loss)	$(473,559)	$85,603	$229,902
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	80,973	94,592	87,662
Stock-based compensation	30,400	31,034	18,627
Decrease in allowance for returns-net of inventory in transit	(336)	(3,600)	(1,282)
Loss (gain) on disposal of assets	2,510	(9,851)	1,913
Fixed asset and other long-lived asset impairment losses	3,213	2,828	7,688
Goodwill and tradename impairment losses	407,128	—	9,116
Non-cash restructuring charges	10,684	15,745	3,962
Equity method investment losses	460	1,321	—
Increase (decrease) in allowance for doubtful accounts	7,140	(2,819)	2,384
Excess tax benefits from stock-based compensation	—	(5)	(177)
Loss on extinguishment of debt	1,029	—	—
Deferred income taxes and other	(43,491)	(18,561)	929
Gain on business divestiture	(1,750)	(3,500)	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	14,367	(12,900)	42,912
Inventories	6,829	64,827	(43,082)
Prepaid expenses and other current assets	13,509	26,098	(36,902)
Accounts payable	34,864	(43,020)	41,843
Accrued expenses	52,761	(20,116)	12,545
Income taxes payable	32,811	2,451	(17,269)
Net cash provided by operating activities	179,542	210,127	360,771
Investing Activities:
Additions to property, plant and equipment	(25,520)	(65,674)	(79,767)
(Increase) decrease in intangible and other assets	(1,499)	771	(3,730)
Skagen Designs arbitration settlement	—	—	5,968
Proceeds from the sale of property, plant, equipment and other	548	44,908	179
Misfit escrow receipts	—	3,341	—
Business acquisitions-net of cash acquired	—	—	(220,189)
Net investment hedge settlement	—	752	3,709
Business divestiture	1,750	3,500	—
Net cash used in investing activities	(24,721)	(12,402)	(293,830)
Financing Activities:
Acquisition of common stock	(1,218)	(7,237)	(231,282)
Distribution of noncontrolling interest earnings and other	(4,022)	(8,688)	(9,883)
Debt borrowings	2,128,181	1,035,838	2,548,650
Debt payments	(2,318,246)	(1,207,205)	(2,368,408)
Payment for shares of Fossil, S.L.	—	(8,657)	—
Other financing activities	(6,405)	(2,545)	(3,104)
Net cash used in financing activities	(201,710)	(198,494)	(64,027)
Effect of exchange rate changes on cash and cash equivalents	(19,197)	8,824	10,100
Net (decrease) increase in cash and cash equivalents	(66,086)	8,055	13,014
Cash and cash equivalents:
Beginning of year	297,330	289,275	276,261
End of year	$231,244	$297,330	$289,275
See notes to the consolidated financial statements.

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Significant Accounting Policies
Consolidated Financial Statements include the accounts of Fossil Group, Inc., a Delaware corporation, and its subsidiaries (the "Company"). The Company is a leader in the design, development, marketing and distribution of contemporary, high quality fashion accessories on a global basis. The Company's products are sold primarily through department stores, specialty retailers, Company-owned retail stores and commercial websites worldwide. The Company reports on a fiscal year reflecting the retail-based calendar (containing 4-4-5 week calendar quarters). References to fiscal years 2017, 2016 and 2015 are for the fiscal years ended December 30, 2017, December 31, 2016 and January 2, 2016, respectively. All intercompany balances and transactions are eliminated in consolidation.
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
A significant portion of sales of the Company's products are supplied by manufacturers located outside of the U.S., primarily in Asia. While the Company is not dependent on any single manufacturer outside the U.S., the Company could be adversely affected by political or economic disruptions affecting the business or operations of third-party manufacturers located outside of the U.S. In fiscal year 2017, two of the Company's majority-owned assembly factories accounted for approximately 55% of the Company's non-Swiss watch assembly, and one of the Company's majority-owned assembly factories accounted for approximately 63% of the Company's jewelry production.
The Company has entered into multi-year, worldwide exclusive license agreements for the manufacture, distribution and sale of products bearing the brand names of certain globally recognized fashion companies. Sales of the Company's licensed products amounted to 47.0% of the consolidated net sales for fiscal year 2017, of which MICHAEL KORS® product sales accounted for 22.6% of the consolidated net sales for fiscal year 2017.
Cash Equivalents are considered all highly liquid investments with original maturities of three months or less.
Accounts Receivable at the end of fiscal years 2017 and 2016 are stated net of allowances of approximately $75.2 million and $66.9 million for estimated customer returns, respectively, and net of doubtful accounts of approximately $12.9 million and $12.8 million, respectively. The Company's policy is to maintain allowances for bankruptcies until the bankruptcies are actually settled. The total amount charged to expenses during fiscal year 2017 relating to the Company's doubtful accounts receivable was $7.1 million.
Inventories are stated at the lower of cost and net realizable value, including any applicable duty and freight charges. Inventory held at consignment locations is included in the Company's finished goods inventory, and at the end of fiscal years 2017 and 2016, was $54.5 million and $51.1 million, respectively.
Investments in which the Company has significant influence over the investee are accounted for utilizing the equity method. The Company had an equity method investment of $1.8 million and $1.3 million at the end of fiscal years 2017 and 2016, respectively, recorded in other long-term liabilities due to the Company's practice of continuing to loan funds to the investee to cover the investee's accumulated losses. If the Company does not have significant influence over the investee, the

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

cost method is utilized. The Company's cost method investments at the end of fiscal years 2017 and 2016 were $0.5 million and $2.0 million, respectively.
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
Property, plant and equipment and other long-lived assets are evaluated for impairment whenever events or conditions indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows related to the asset. Property, plant and equipment and other long-lived assets losses of underperforming Company-owned retail stores of approximately $8.3 million, $13.5 million and $3.4 million were recorded in restructuring charges in fiscal years 2017, 2016 and 2015, respectively, and losses of approximately $1.6 million, $2.8 million and $7.7 million were recorded in selling, general, and administrative ("SG&A") in fiscal years 2017, 2016 and 2015, respectively. Additionally, in fiscal years 2017 and 2016, the Company recorded non-impairment losses related to the disposal of property, plant and equipment of $0.4 million and $1.5 million, respectively, included in restructuring charges in the Company’s consolidated statements of income (loss) and comprehensive income (loss).
Property Held for Sale is recorded at the lower of cost or estimated fair value, less estimated costs to sell once the property meets certain criteria. Depreciation on property held for sale is discontinued. At the end of fiscal year 2017, the Company had property held for sale of $12.3 million recorded in prepaid expenses and other current assets primarily related to an office building in Germany that the Company plans to sell and leaseback in fiscal year 2018. A loss of $0.7 million was recorded in restructuring charges in the Company's consolidated statements of income (loss) and comprehensive income (loss) for the amount the carrying value of the office exceeded the fair value.
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
The Company has three reporting units for which it evaluated goodwill for impairment. These reporting units are (i) Americas, (ii) Europe and (iii) Asia. At the end of fiscal year 2016, the Company's market capitalization exceeded the carrying amount of its net assets by 23%. At the end of the first quarter of fiscal 2017, the Company experienced a decline in market capitalization and, as a result of the decline, the Company's market capitalization was 14% below the carrying amount of its net assets as of April 1, 2017. During the second quarter of fiscal 2017, the Company's market capitalization continued to decline, at which point the Company determined the decrease in stock price to be sustained and thus a strong indicator of impairment. Due to a change in key assumptions used in interim testing, a decline in sales projections, the Company believed that impairment of goodwill and trade names was more likely than not as of June 15, 2017, and therefore performed interim tests for each reporting unit and trade name. Using a combination of discounted cash flow and guideline public company methodologies, the Company compared the fair value of each of its three reporting units with their carrying value and concluded that goodwill was fully impaired. Accordingly, in the second quarter of fiscal 2017, the Company recognized pre-tax impairment charges in operations of $202.3 million, $114.3 million and $42.9 million in the Americas, Europe and Asia segments, respectively.
During the second quarter of fiscal 2017, the SKAGEN® trade name with a carrying amount of $55.6 million was written down to its implied fair value of $27.3 million, resulting in a pre-tax impairment charge of $28.3 million; the MISFIT® trade name with a carrying amount of $11.8 million was deemed not recoverable, resulting in a pre-tax impairment charge of $11.8 million and the MICHELE® trade name with a carrying amount of $18.5 million was written down to its implied fair value of $10.9 million, resulting in a pre-tax impairment charge of $7.6 million. The fair values of the Company's indefinite-lived SKAGEN and MICHELE trade names were estimated using the relief from royalty method. The fair value of the Company's definite-lived MISFIT trade name was estimated using a discounted cash flow methodology. A reduction in expected future cash flows negatively affected the valuation compared to previous valuation assumptions. Due to the inherent uncertainties

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

involved in making the estimates and assumptions used in the fair value analysis, actual results may differ, which could alter the fair value of the trade names and possibly result in impairment charges in future periods. No impairment charges were recorded in fiscal year 2016. In fiscal year 2015, impairment charges of $9.1 million were recorded related to the SKAGEN trade name.
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
Foreign Transaction Gains and Losses are those changes in exchange rates of currencies not considered the functional currency that affect cash flows and the related receivables or payables. The Company incurred net foreign currency transaction gains, including gains and losses associated with the settlement of forward contracts, of approximately $7.8 million, $8.7 million and $32.6 million for fiscal years 2017, 2016 and 2015, respectively. These net gains have been included in other income (expense)—net in the Company's consolidated statements of income (loss) and comprehensive income (loss).
Hedging Instruments The Company is exposed to certain market risks relating to foreign exchange rates and interest rates. The Company actively monitors and attempts to mitigate, but does not eliminate, these exposures using derivative instruments, including forward contracts and interest rate swaps. The Company’s foreign subsidiaries periodically enter into forward contracts to hedge the future payment of intercompany inventory transactions denominated in U.S. dollars. Additionally, during the first quarter of fiscal year 2016, the Company entered into forward contracts to manage fluctuations in Japanese yen exchange rates that will be used to settle future third-party inventory component purchases by a U.S. dollar functional currency subsidiary. If the Company was to settle its euro, Canadian dollar, British pound, Japanese yen, Mexican peso, Australian dollar and U.S. dollar forward contracts as of December 30, 2017, the result would have been a net loss of approximately $11.0 million, net of taxes. This unrealized loss is recognized in other comprehensive income (loss), net of taxes on the Company's consolidated statements of income (loss) and comprehensive income (loss). Additionally, to the extent that any of these contracts are not considered to be effective in offsetting the change in the value of the cash flows being hedged, any changes in fair value relating to the ineffective portion of these contracts would be recognized in other income (expense)-net on the Company's consolidated statements of income (loss) and comprehensive income (loss). Also, the Company entered into an interest rate swap agreement in order to manage its variable rate debt obligations. The underlying debt related to the interest rate swap was extinguished during the fourth quarter of fiscal year 2017, at which point the interest rate swap was considered a non-designated hedge. Prior to the debt extinguishment, changes in the fair value of the interest rate swap were recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity, and recognized in interest expense in the period in which the payment was settled. When the interest rate swap was converted to a non-designated hedge, the amount in accumulated other comprehensive income (loss) was reclassified into other income (expense) on the Company's consolidated statements of income (loss) and comprehensive income (loss). Any future changes in fair value of the interest rate swap will be recognized in other income (expense) when the changes occur. To reduce exposure to changes in currency exchange rates adversely affecting the Company’s investment in foreign currency-denominated subsidiaries, the Company periodically enters into forward contracts designated as net investment hedges. Both realized and unrealized gains and losses from net investment hedges are recognized in the cumulative translation adjustment component of other comprehensive income (loss), and will be reclassified into earnings in the event the Company's underlying investments are liquidated or disposed. The Company does not enter into derivative financial instruments for trading or speculative purposes. See Note 8—Derivatives and Risk Management for additional disclosures about the Company's use of derivatives.
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

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

available, the Company assesses the potential liability related to new claims and existing claims and revises estimates as appropriate. As new claims arise or circumstances change relative to prior claim assessments, revisions in estimates of the potential liability could materially impact the Company's consolidated results of operations and financial position.
Stock-Based Compensation is recognized as expense related to the fair value of employee stock-based awards. The Company utilizes the Black-Scholes model to determine the fair value of stock options and stock appreciation rights on the date of grant. The model requires the Company to make assumptions concerning (i) the length of time employees will retain their vested stock options and stock appreciation rights before exercising them ("expected term"), (ii) the volatility of the Company's common stock price over the expected term and (iii) the number of stock options and stock appreciation rights that will be forfeited. Changes in these assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related expense amounts recognized on the Company's consolidated statements of income (loss) and comprehensive income (loss).
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
Operating Expenses include SG&A, goodwill and trade name impairments and restructuring charges. SG&A expenses include selling and distribution expenses primarily consisting of sales and distribution labor costs, sales distribution center and warehouse facility costs, depreciation expense related to sales distribution and warehouse facilities, the four-wall operating costs of the Company's retail stores, point-of-sale expenses, advertising expenses and art, design and product development labor costs. SG&A also includes general and administrative expenses primarily consisting of administrative support labor and "back office" or support costs such as treasury, legal, information services, accounting, internal audit, human resources, executive management costs and costs associated with stock-based compensation. Restructuring charges include costs to reorganize, refine and optimize the Company’s infrastructure and store closures. See Note 19—Restructuring for additional information on the Company’s restructuring plan.
Advertising Costs for in-store and media advertising as well as co-op advertising, catalog costs, product displays, show/exhibit costs, advertising royalties related to the sales of licensed brands, internet costs associated with affiliation fees, printing, sample costs and promotional allowances are expensed as incurred within SG&A. Advertising costs were approximately $207.1 million, $238.4 million and $241.3 million for fiscal years 2017, 2016 and 2015, respectively.
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
Research and Development Costs are incurred primarily through the Company's in-house engineering team and also through some outside consulting and labor and consist primarily of personnel-related expenses, tooling and prototype materials and overhead costs. The Company’s research and development expenses are related to designing and developing new products

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and features and improving existing products. The Company's research and development expenses are recorded in SG&A and consisted of $42.8 million, $38.6 million and $5.2 million in fiscal years 2017, 2016 and 2015, respectively.

Noncontrolling Interest is recognized as equity in the Company's consolidated balance sheets, is reflected in net income attributable to noncontrolling interest in the consolidated statements of income (loss) and comprehensive income (loss) and is captured within the summary of changes in equity attributable to controlling and noncontrolling interests. Noncontrolling interests represent ownership interests in the Company's subsidiaries held by third parties.
Other Comprehensive Income (Loss) which is reported in the consolidated statements of income (loss) and comprehensive income (loss) and consolidated statements of stockholders' equity, consists of net income and other gains and losses affecting equity that are excluded from net income. The components of other comprehensive income (loss) primarily consist of foreign currency translation gains and losses and net realized and unrealized gains and losses on the following: (i) derivatives designated as cash flow hedges; and (ii) the Company's defined benefit plans.
Earnings (Loss) Per Share ("EPS") is based on the weighted average number of common shares outstanding during each period. Diluted EPS adjusts basic EPS for the effects of dilutive common stock equivalents outstanding during each period using the treasury stock method.
The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS (in thousands except per share data):

Fiscal Year	2017	2016	2015
Numerator:
Net income (loss) attributable to Fossil Group, Inc.	$(478,172)	$78,868	$220,637
Denominator:
Basic EPS computation:
Basic weighted average common shares outstanding	48,468	48,136	48,800
Basic EPS	$(9.87)	$1.64	$4.52
Diluted EPS computation:
Basic weighted average common shares outstanding	48,468	48,136	48,800
Stock options, stock appreciation rights and restricted stock units	—	187	124
Diluted weighted average common shares outstanding	48,468	48,323	48,924
Diluted EPS	$(9.87)	$1.63	$4.51
Approximately 4.6 million weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation in fiscal year 2017 because they were antidilutive, including approximately 1.2 million weighted performance-based shares.
Approximately 2.3 million and 0.6 million weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation in fiscal years 2016 and 2015, respectively, because they were antidilutive. In fiscal year 2016, approximately 0.3 million weighted average performance-based shares were not included in the diluted EPS calculation as the performance targets were not met. Performance shares were not issued prior to fiscal year 2015.

Income Taxes are provided for under the asset and liability method for temporary differences in the recognition of assets and liabilities recognized for income tax and financial reporting purposes. Deferred tax assets are periodically assessed for the likelihood of whether they are more likely than not to be realized. In fiscal year 2017, tax expense of $56.5 million was accrued for valuation allowances against U.S. and foreign income tax deferred tax assets. Tax benefits associated with uncertain tax positions are recognized in the period in which one of the following conditions is satisfied: (i) the more likely than not recognition threshold is satisfied; (ii) the position is ultimately settled through negotiation or litigation; or (iii) the statute of limitations for the taxing authority to examine and challenge the position has expired. Tax benefits associated with an uncertain tax position are derecognized in the period in which the more likely than not recognition threshold is no longer satisfied.

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The new Global Intangible Low-Taxed Income (“GILTI”) provisions of the Tax Act requiring the inclusion of certain foreign earnings in U.S. taxable income will increase our effective tax rate in future years. Due to the complexity of these new tax rules, we are continuing to evaluate these provisions of the Tax Act. We are not yet able to reasonably estimate the effect of the GILTI provision of the Tax Act and have not made any adjustments related to potential GILTI tax in our financial statements. If applicable, GILTI tax would first apply to our fiscal year 2018 and will be accounted for as incurred under the period cost method.
Accounting for the income tax effects of the Tax Act requires significant judgments and estimates in the interpretation and calculations of the provisions of the Tax Act. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company has made reasonable estimates of the effects and recorded provisional amounts in its financial statements for fiscal year 2017 as permitted under Staff Accounting Bulletin No. 118, (“SAB 118”) Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which provides guidance on accounting for the Tax Act’s impact. As the Company collects and prepares necessary data, and interprets any additional guidance issued by the U.S. Treasury Department or the Internal Revenue Service, the Company may make adjustments to the provisional amounts. In addition, the Company's valuation allowance analysis is affected by various aspects of the Tax Act, including the new limitation on the deductibility of interest expense and the impact of GILTI. Those adjustments may materially impact the provision for income taxes and the effective tax rate in the period in which the adjustments are made. The accounting for the tax effects of the enactment of the Tax Act will be completed in fiscal year 2018.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB later amended ASU-2014-09 with the following:

•	ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date

•	ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)

•	ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing

•	ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients

•	ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers

•	ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842)

•	ASU 2017-14, Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606)
The Company has performed a review of its revenue streams including reviewing contracts and comparing current accounting policies and practices to the new standard to identify differences from the application of ASU 2014-09. The Company's performance obligations underlying its core revenue streams (i.e., its retail and standard wholesale businesses) will remain substantially unchanged. Revenues for these businesses are generated through the sale of finished products, and will continue to be generally recognized at the point in time when merchandise is transferred to the customer and in an amount that considers the impacts of estimated allowances. The Company does anticipate some timing changes, including accelerated recognition of markdowns which upon adoption will reduce the Company's retained earnings by less than $40 million to record additional markdown allowances as a reduction to accounts receivable. The Company will also have a change in classification of certain considerations paid to customers from SG&A to a reduction of net sales, which the Company does not believe will be

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

material. Upon adoption of ASU 2014-09, the Company's return allowance will be reported as a current liability instead of as a reduction of accounts receivable. The standard will also require additional disclosures about the nature of revenue as well as the judgment involved in the timing of revenue recognition. The Company adopted ASU 2014-09 on the first day of fiscal 2018 and used the modified retrospective approach.
Recently Adopted Accounting Standards
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Under ASU 2017-04, goodwill impairment testing is done by comparing the fair value of the reporting unit to its carrying value. If the carrying amount exceeds the fair value, the Company would recognize an impairment charge for the amount that the reporting unit's carrying value exceeds the fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The Company concluded that ASU 2017-04 is preferable to the current guidance due to efficiency, since ASU 2017-04 eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. The Company early adopted ASU 2017-04 effective June 15, 2017 in conjunction with the interim impairment test of goodwill for all reporting units and goodwill impairment was recorded according to the new standard. The Company believes the adoption of ASU 2017-04 did not change the amount of impairment charges recorded in the second quarter of fiscal 2017. See “Note 2—Goodwill and Intangibles Impairment Charges” for additional information on our interim goodwill impairment test performed.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplified several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 was effective for the Company beginning fiscal year 2017 and did not have a material impact on the Company’s consolidated results of operations or financial position. As a result of adoption, the Company now recognizes excess tax benefits or deficiencies associated with share-based compensation activity as an income tax expense or benefit in the period the awards vest or are settled. In addition, the Company now presents excess tax benefits from share-based compensation activity with other income tax cash flows as an operating activity on the statement of cash flows, which differs from the Company’s historical classification of excess tax benefits as a financing activity. The Company has elected to apply this change in cash flow presentation on a prospective basis. The standard also permits the Company to make a policy election for how it accounts for forfeitures, and the Company has elected to continue estimating forfeitures.
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
Misfit, Inc. Acquisition. On December 22, 2015, the Company acquired Misfit, Inc. ("Misfit"), an innovator and distributor of wearable technology and stylish connected devices. Misfit was a U.S.-based, privately held company. The primary purpose of the acquisition was to acquire a scalable technology platform that could be integrated across the Company's multi-brand portfolio, a native wearable technology brand and a pipeline of innovative products. Misfit’s position in the

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

wearable technology space combined with their software and hardware engineering teams enabled the Company to expand its addressable market with new distribution channels, products, brands and enterprise partnerships.
The purchase price was $215.4 million in cash, net of cash acquired and subject to working capital adjustments, and $1.7 million in replacement awards attributable to precombination service. At closing, $12.5 million of the cash payment was placed into an escrow fund for the Company for working capital adjustments and indemnification obligations of the seller incurred within 12 months from the closing date. During fiscal year 2016, the Company received $3.3 million from the escrow for claims incurred and as a working capital settlement and recorded a receivable for additional claims incurred. To fund the cash purchase price, the Company utilized cash on hand and approximately $60 million of availability under its revolving line of credit. The results of Misfit's operations have been included in the Company’s consolidated financial statements since December 22, 2015.
Assets acquired and liabilities assumed in the transaction were recorded at their acquisition date fair values, while transaction costs of $8.4 million associated with the acquisition were expensed as incurred during the fourth quarter of fiscal year 2015.
Divestiture. On December 30, 2016, the Company completed the sale of its machine vision operations, a part of Misfit. In connection with the transaction, the Company received a cash payment of $3.5 million and recognized a corresponding pre-tax gain in other income (expense) - net, in the consolidated statements of income (loss) and comprehensive income (loss). At the time of sale, another $3.5 million was placed into escrow. The Company received $1.8 million from the escrow during fiscal year 2017, and the remainder, less any amounts due by the Company under the sales agreement that may be paid by the Company from the escrow balance, will be released to the Company upon the two year anniversary of the closing date, if certain conditions are met.

Goodwill.    The changes in the carrying amount of goodwill were as follows (in thousands):

	Americas	Europe	Asia	Total
Balance at January 3, 2016	$283,598	$63,981	$11,815	$359,394
Segment allocation and acquisition adjustments (1)	(81,166)	48,046	30,949	(2,171)
Foreign currency changes	(245)	(1,736)	21	(1,960)
Balance at December 31, 2016	$202,187	$110,291	$42,785	$355,263
Foreign currency changes	162	3,983	85	4,230
Impairment charges (2)	(202,349)	(114,274)	(42,870)	(359,493)
Balance at December 30, 2017	$—	$—	$—	$—
___________________________________________
(1) All goodwill resulting from the Misfit acquisition was recorded in the Americas segment as of January 2, 2016, on a preliminary basis. This line item includes an allocation of the goodwill across reporting segments and also purchase accounting adjustments made during fiscal year 2016.
(2) See Note 1—Significant Accounting Policies for additional disclosures about impairment charges.
3. Inventories
Inventories consisted of the following (in thousands):

At Fiscal Year End	2017	2016
Components and parts	$52,837	$49,438
Work-in-process	15,983	12,345
Finished goods	504,968	480,704
Inventories	$573,788	$542,487

4. Warranty Liabilities
The Company's warranty liabilities are primarily related to watch products and are included in accrued expenses—other in the consolidated balance sheets. The Company's watch products are covered by limited warranties against defects in materials or workmanship. Historically, the Company's FOSSIL® and RELIC® watch products sold in the U.S. have been covered for warranty periods of 11 years and 12 years, respectively, and SKAGEN brand watches have been covered by a lifetime warranty. Beginning in 2017, these brands are covered by a two year warranty. Generally, all other products sold in the U.S. and internationally are covered by a comparable one to two year warranty. The Company's warranty liability is estimated using historical warranty repair expense. As changes occur in sales volumes and warranty costs, the warranty accrual is adjusted as necessary. Due to the nature of connected products, their warranty costs are usually more than traditional products. A shift in product mix from traditional to connected products generally results in an increase in the Company's warranty liabilities. Warranty liability activity consisted of the following (in thousands):

Fiscal Year	2017	2016	2015
Beginning balance	$15,421	$13,669	$13,500
Settlements in cash or kind	(15,177)	(9,616)	(9,310)
Warranties issued and adjustments to preexisting warranties(1)	19,161	11,368	9,435
Liabilities assumed in acquisition	—	—	44
Ending balance	$19,405	$15,421	$13,669
____________________________________________

(1)	Changes in cost estimates related to preexisting warranties are aggregated with accruals for new standard warranties issued and foreign currency changes.
5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

At Fiscal Year End	2017	2016
Prepaid royalties	$19,353	$26,298
Prepaid taxes and tax receivables	41,811	43,102
Other receivables	12,659	12,396
Forward contracts	2,291	23,288
Prepaid rent	7,763	9,875
Property held for sale	12,273	—
Short term deposits	1,679	2,363
Other	21,114	14,631
Prepaid expenses and other current assets	$118,943	$131,953

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Property, Plant and Equipment
Property, plant and equipment—net consisted of the following (in thousands):

At Fiscal Year End	2017	2016
Land	$5,725	$7,795
Buildings	30,887	39,031
Machinery and equipment	41,221	38,756
Furniture and fixtures	111,641	112,145
Computer equipment and software	243,199	241,160
Leasehold improvements	214,485	233,566
Construction in progress	4,498	16,159
	651,656	688,612
Less accumulated depreciation and amortization	431,914	414,761
Property, plant and equipment-net	$219,742	$273,851
7. Intangible and Other Assets
Intangible and other assets-net consisted of the following (in thousands):

		2017		2016
At Fiscal Year End	Useful Lives	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangibles-subject to amortization:
Trademarks	10 yrs.	$4,310	$3,676	$4,310	$3,443
Customer lists	5 - 10 yrs.	55,164	34,023	53,625	26,986
Patents	3 - 20 yrs.	2,325	2,132	2,325	2,099
Noncompete agreement	3 - 6 yrs.	2,553	2,243	2,505	1,662
Developed technology	7 yrs.	36,100	10,314	36,100	5,157
Trade name	6 yrs.	—	—	15,700	2,617
Other	7 - 20 yrs.	266	241	253	215
Total intangibles-subject to amortization		100,718	52,629	114,818	42,179
Intangibles-not subject to amortization:
Trade names		38,643		74,485
Other assets:
Key money deposits		27,196	23,845	26,948	22,038
Other deposits		19,269		19,344
Deferred compensation plan assets		4,806		2,385
Deferred tax asset-net		27,112		23,061
Restricted cash		377		500
Shop-in-shop		8,864	8,606	8,807	8,019
Tax receivable		478		—
Forward contracts		147		5,648
Investments		500		2,078
Other		4,612		4,655
Total other assets		93,361	32,451	93,426	30,057
Total intangible and other assets		$232,722	$85,080	$282,729	$72,236
Total intangible and other assets-net			$147,642		$210,493

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
Amortization expense for intangible assets was approximately $13.5 million, $15.0 million and $4.9 million for fiscal years 2017, 2016 and 2015, respectively. Estimated aggregate future amortization expense by fiscal year for intangible assets is as follows (in thousands):

Fiscal Year	Amortization Expense
2018	$11,905
2019	11,575
2020	11,028
2021	7,190
2022	6,273
8. Derivatives and Risk Management
Cash Flow Hedges.    The primary risks managed by using derivative instruments are the fluctuations in global currencies that will ultimately be used by non-U.S. dollar functional currency subsidiaries to settle future payments of intercompany inventory transactions denominated in U.S. dollars. Specifically, the Company projects future intercompany purchases by its non-U.S. dollar functional currency subsidiaries generally over a period of up to 24 months. The Company enters into forward contracts generally for up to 85% of its forecasted purchases to manage fluctuations in global currencies that will ultimately be used to settle such U.S. dollar denominated inventory purchases. Additionally, during the first quarter of fiscal year 2016, the Company entered into forward contracts to manage fluctuations in Japanese yen exchange rates that will be used to settle future third-party inventory component purchases by a U.S. dollar functional currency subsidiary. Forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon settlement date and exchange rate. These forward contracts are designated as single cash flow hedges. Fluctuations in exchange rates will either increase or decrease the Company's U.S. dollar equivalent cash flows from these inventory transactions, which will affect the Company's U.S. dollar earnings. Gains or losses on the forward contracts are expected to offset these fluctuations to the extent the cash flows are hedged by the forward contracts.
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
For a derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss), net of taxes and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, the Company's hedges resulted in no ineffectiveness in its consolidated statements of income (loss) and comprehensive income (loss), and there were no components excluded from the assessment of hedge effectiveness for fiscal years 2017, 2016 and 2015.

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All derivative instruments are recognized as either assets or liabilities at fair value in the consolidated balance sheets. The Company records all forward contract hedge assets and liabilities on a gross basis as they do not meet the balance sheet netting criteria because the Company does not have master netting agreements established with the derivative counterparties that would allow for net settlement. Derivatives designated as cash flow hedges are recorded at fair value at each balance sheet date and the change in fair value is recorded to accumulated other comprehensive income (loss) within the equity section of the Company's consolidated balance sheets until such derivative's gains or losses become realized or the cash flow hedge relationship is terminated.
If the cash flow hedge relationship is terminated, the derivative's gains or losses that are recorded in accumulated other comprehensive income (loss) will be immediately recognized in earnings. During fiscal year 2017, the Company paid off its U.S.-based term loan (as amended and restated, the "Term Loan") which discontinued the interest rate swap cash flow hedge treatment resulting in a gain of $0.2 million being reclassified into other income (expense). There were no gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges for fiscal years 2016 and 2015.
As of December 30, 2017, the Company had the following outstanding forward contracts designated as cash flow hedges that were entered into to hedge the future payments of intercompany inventory transactions (in millions):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Euro	245.2	U.S. dollar	286.6
Canadian dollar	88.4	U.S. dollar	68.7
British pound	41.1	U.S. dollar	54.8
Japanese yen	4,105.7	U.S. dollar	37.9
Mexican peso	388.5	U.S. dollar	20.2
Australian dollar	8.6	U.S. dollar	6.7
U.S. dollar	33.5	Japanese Yen	3,670.0
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
Non-designated Hedges.    The Company also periodically enters into forward contracts to manage exchange rate risks associated with certain intercompany transactions and for which the Company does not elect hedge accounting treatment. As of December 30, 2017, the Company had non-designated forward contracts of approximately $2.9 million on 39.8 million rand associated with a South African rand-denominated foreign subsidiary. Changes in the fair value of derivatives not designated as hedging instruments are recognized in earnings when they occur.
On July 26, 2013, the Company entered into an approximately five year interest rate swap agreement in order to manage the interest rate risk related to its Term Loan. Under the terms of the swap, the Company pays a fixed interest rate of 1.288% per annum to the swap counterparty plus the London Interbank Offer Rate ("LIBOR") rate applicable margin of 3.50%. The Company receives interest from the swap counterparty at a variable rate based on 1-month LIBOR. As mentioned above, during the fourth quarter of fiscal year 2017, the Company paid off the Term Loan and, as a result, the interest rate swap cash flow hedge relationship was terminated. When the interest rate swap was designated as a cash flow hedge, the change in fair value was recorded to accumulated other comprehensive income (loss) until such gains or losses became realized and were reclassified into interest expense. At the time the cash flow hedge relationship was terminated, the existing gains and losses were reclassified from accumulated other comprehensive income (loss) into other income (expense). Future changes in the fair value of the interest rate swap will be recognized in earnings when they occur.

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effective portion of gains and losses on cash flow hedges that were recognized in other comprehensive income (loss), net of taxes during fiscal years 2017, 2016 and 2015 are set forth below (in thousands):

Fiscal Year	2017	2016	2015
Cash flow hedges:
Forward contracts	$(25,088)	$13,565	$22,763
Interest rate swaps	278	(730)	1,544
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$(24,810)	$12,835	$24,307
The following table illustrates the effective portion of gains and losses on derivative instruments recorded in other comprehensive income (loss), net of taxes during the term of the hedging relationship and reclassified into earnings, and gains and losses on derivatives not designated as hedging instruments recorded directly to earnings during fiscal years 2017, 2016 and 2015 (in thousands):

Derivative Instruments	Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	Effect of Derivative Instruments	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015
Forward contracts designated as cash flow hedging instruments	Other income (expense)-net	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$(4,297)	$10,986	$29,629
Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$(652)	$(82)	$(210)
Interest rate swap designated as a cash flow hedging instrument	Interest expense	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$(260)	$(1,080)	$(1,596)
Interest rate swap not designated as a cash flow hedging instrument	Other income (expense)-net	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$195	$—	$—
Interest rate swap designated as a cash flow hedging instrument	Other income (expense)-net	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$—	$—	$3,331

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table discloses the fair value amounts for the Company's derivative instruments as separate asset and liability values, presents the fair value of derivative instruments on a gross basis, and identifies the line items in the consolidated balance sheets in which the fair value amounts for these categories of derivative instruments are included (in thousands):

	Asset Derivatives				Liability Derivatives
	December 30, 2017		December 31, 2016		December 30, 2017		December 31, 2016
	Consolidated Balance Sheets Location	Fair Value	Consolidated Balance Sheets Location	Fair Value	Consolidated Balance Sheets Location	Fair Value	Consolidated Balance Sheets Location	Fair Value
Forward contracts designated as cash flow hedging instruments	Prepaid expenses and other current assets	$2,291	Prepaid expenses and other current assets	$23,288	Accrued expenses-other	$14,798	Accrued expenses-other	$4,696
Forward contracts not designated as cash flow hedging instruments	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	—	Accrued expenses-other	362	Accrued expenses-other	2
Interest rate swap designated as a cash flow hedging instrument	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	—	Accrued expenses-other	—	Accrued expenses-other	613
Interest rate swap not designated as a cash flow hedging instrument	Prepaid expenses and other current assets	195	Prepaid expenses and other current assets	—	Accrued expenses-other	—	Accrued expenses-other	—
Forward contracts designated as cash flow hedging instruments	Intangible and other assets-net	147	Intangible and other assets-net	5,648	Other long-term liabilities	2,725	Other long-term liabilities	268
Interest rate swap designated as a cash flow hedging instrument	Intangible and other assets-net	—	Intangible and other assets-net	73	Other long-term liabilities	—	Other long-term liabilities	—
Total		$2,633		$29,009		$17,885		$5,579
At the end of fiscal year 2017, the Company had forward contracts designated as cash flow hedges with maturities extending through December 2019. As of December 30, 2017, an estimated net loss of $8.9 million is expected to be reclassified into earnings within the next twelve months at prevailing foreign currency exchange rates. See Note 1—Significant Accounting Policies for additional disclosures on foreign currency hedging instruments.
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

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 30, 2017 (in thousands):

	Fair Value at December 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Forward contracts	$—	$2,438	$—	$2,438
Deferred compensation plan assets:
Investment in publicly traded mutual funds	4,806	—	—	4,806
Interest rate swap	—	195	—	195
Total	$4,806	$2,633	$—	$7,439
Liabilities:
Contingent consideration	$—	$—	$6,452	$6,452
Forward contracts	—	17,885	—	17,885
Total	$—	$17,885	$6,452	$24,337
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 (in thousands):

	Fair Value at December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Forward contracts	$—	$28,936	$—	$28,936
Deferred compensation plan assets:
Investment in publicly traded mutual funds	2,385	—	—	2,385
Interest rate swaps	—	73	—	73
Total	$2,385	$29,009	$—	$31,394
Liabilities:
Forward contracts	$—	$4,966	$—	$4,966
Interest rate swap	—	613	—	613
Total	$—	$5,579	$—	$5,579
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
As of December 30, 2017, debt, excluding unamortized debt issuance costs and capital leases, was recorded at cost and had a carrying value of $445.9 million and a fair value of approximately $439.2 million. The fair value of the Company's debt approximated its carrying amount as of December 31, 2016. The fair value of debt was obtained from a third-party based on observable market inputs.
The fair values of the interest rate swap asset and liability are determined using valuation models based on market observable inputs, including forward curves, mid-market price, foreign exchange spot or forward rates and volatility levels. See Note 8—Derivatives and Risk Management for additional disclosures about the interest rate swap.
Property, plant and equipment—net with a carrying amount of $9.2 million related to retail store leasehold improvements and fixturing and related key money in the amount of $0.7 million was deemed not recoverable, resulting in total impairment charges of $9.9 million for fiscal year 2017.

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair values of assets related to Company-owned retail stores were determined using Level 3 inputs. Of the $9.9 million impairment expense, $5.6 million, $1.9 million and $0.8 million were recorded in restructuring charges in the Americas, Europe and Asia segments, respectively, and $0.9 million, $0.4 million and $0.3 million were recorded in SG&A in the Europe, Americas and Asia segments, respectively.
In fiscal year 2016, property, plant and equipment—net with a carrying amount of $15.0 million related to retail store leasehold improvements and fixturing was written down to a fair value of $0.7 million, and related key money in the amount of $2.0 million was deemed not recoverable, resulting in total impairment charges of $16.3 million for fiscal year 2016.
The fair value of goodwill and trade names are measured on a non-recurring basis using Level 3 inputs, including forecasted cash flows, discounts rates and implied royalty rates.
In fiscal year 2017, the Company fully impaired its goodwill balance and recorded pre-tax impairment charges of $202.3 million, $114.3 million and $42.9 million in the Americas, Europe and Asia segments, respectively.
In fiscal year 2017, the SKAGEN trade name with a carrying amount of $55.6 million was written down to its implied fair value of $27.3 million, resulting in a pre-tax impairment charge of $28.3 million; the MISFIT trade name with a carrying amount of $11.8 million was deemed not recoverable, resulting in a pre-tax impairment charge of $11.8 million and the MICHELE trade name with a carrying amount of $18.5 million was written down to its implied fair value of $10.9 million, resulting in a pre-tax impairment charge of $7.6 million. Trade name impairment charges were recorded in the Corporate cost area. See Note 1—Significant Accounting Policies for additional disclosures about goodwill and trade name impairment.
The fair value of the contingent consideration liability related to Fossil Accessories South Africa Pty. Ltd. (‘‘Fossil South Africa’’) was determined using Level 3 inputs. See Note 14—Stockholders' Equity for additional disclosures about the equity transaction. The contingent consideration is based on Fossil South Africa's projected earnings and dividends through fiscal year 2020 with the final payments expected the following year. A discount rate of 14% was used to calculate the present value of the contingent consideration. The present value of the contingent consideration liability was valued at $6.5 million as of December 30, 2017.

In fiscal year 2017, the Company recorded a pre-tax impairment charge of $1.6 million related to a cost method investment and recorded a pre-tax impairment charge of $0.7 million related to property held for sale.
10. Debt
The Company's debt consisted of the following, excluding capital lease obligations, (in millions):

	December 30, 2017	December 31, 2016
U.S. revolving line of credit (1)	$440.3	$441.0
U.S. term loan	—	189.9
Other international	0.9	—
Total debt	$441.2	$630.9
Less current portion	0.9	25.0
Long-term debt	$440.3	$605.9
___________________________________________

(1)	Net of debt issuance costs of $4.7 million and $3.8 million at December 30, 2017 and December 31, 2016, respectively.
U.S.-Based.   On March 9, 2015, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”). On March 10, 2017, the Company entered into the Second Amendment to the Credit Agreement (the “Second Amendment”). The Second Amendment reduced the Company's revolving credit facility (the "Revolving Credit Facility") and (i) provided for revolving credit loans in the amount of $850.00 million, with an up to $20.0 million subfacility for swingline loans (the “Swingline Loan”), and an up to $10.0 million subfacility for letters of credit, and (ii) continued the Company's Term Loan in the amount of $231.3 million. The Second Amendment extended the maturity date of the Credit Agreement to May 17, 2019 and removed the Company’s ability to make offers to the lenders to extend the maturity date of the Term Loan or the

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revolving Credit Facility. The Second Amendment also amended the mandatory prepayment provisions under the credit agreement and provided that to the extent there were excess proceeds remaining from the issuance of debt by the Company following the repayment in full of the Term Loan, the Company would be required to repay the Revolving Credit Facility in the amount of such excess proceeds, with a corresponding permanent reduction in the Revolving Credit Facility in the amount of up to $50.0 million. In accordance with the Second Amendment, dividends paid from foreign subsidiaries to U.S. subsidiaries or Fossil Group, Inc., were required to be used to repay the Term Loan and then up to $50.0 million of the Revolving Credit Facility.
The Second Amendment amended the applicable margin used to calculate the interest rate that was applicable to base rate loans and LIBOR rate loans under the Credit Agreement. As of December 30, 2017, the interest rate margin for base rate loans was 2.75% per annum and the interest rate margin for LIBOR rate loans was 3.75% per annum.
As of December 30, 2017, amounts outstanding under the Revolving Credit Facility and the Term Loan under the Credit Agreement bore interest, at the Company's option, at (i) the base rate (defined as the highest of (a) the prime rate publicly announced by Wells Fargo (4.5% at fiscal year end 2017), (b) the federal funds rate plus 0.5% and (c) the London Interbank Offer Rate ("LIBOR") (1.49% at fiscal year end 2017) for an interest period of one month plus 1.0%) plus the base rate applicable margin (2.75% at fiscal year end 2017) or (ii) the LIBOR rate (defined as the quotient obtained by dividing (a) LIBOR by (b) 1.00 minus the Eurodollar reserve percentage) plus the LIBOR rate applicable margin (3.75% at fiscal year end 2017). Amounts outstanding under the Swingline Loan under the Credit Agreement or upon any drawing under a letter of credit bore interest at the base rate plus the applicable margin. Interest based upon the base rate is payable quarterly in arrears. Interest based upon the LIBOR rate is payable on the last day of the applicable interest period. The Second Amendment changed the consolidated total leverage ratio that the Company was required to comply with from 3.25 to 1.00 to the ratios as set forth below:

Period	Maximum Ratio
October 1, 2017 through and including March 31, 2018	3.25 to 1.00
April 1, 2018 through and including September 29, 2018	3.50 to 1.00
September 30, 2018 and thereafter	3.25 to 1.00
The Second Amendment also changed the commitment fee payable by the Company for unused amounts of the commitments under the Revolving Credit Facility to 0.50% per annum, payable quarterly in arrears. In connection with any letter of credit, the Company was required to pay (i) a letter of credit commission, payable quarterly in arrears, in an amount equal to the daily amount available to be drawn under such letter of credit multiplied by the applicable margin with respect to revolving credit loans that were LIBOR rate loans, (ii) a fronting fee, payable quarterly in arrears, as set forth in the applicable letter of credit application or as otherwise separately agreed by the Company and the issuing lender and (iii) normal and customary costs and expenses incurred or charged by the issuing lender in issuing, effecting payment under, amending or otherwise administering the letter of credit.
Loans under the Credit Agreement could be prepaid, in whole or in part, at the option of the Company, in minimum principal amounts of (i) $2.0 million or increments of $1.0 million in excess thereof, with respect to a base rate loan under the Revolving Credit Facility, (ii) $5.0 million or increments of $1.0 million in excess thereof, with respect to a LIBOR rate loan under the Revolving Credit Facility, (iii) $5.0 million or increments of $1.0 million in excess thereof, with respect to the Term Loan and (iv) $0.1 million or increments of $0.1 million in excess thereof, with respect to a Swingline Loan. Loans under the Credit Agreement were required to be repaid with the net cash proceeds of certain asset sales or insurance and condemnation events. The Company could permanently reduce the revolving credit commitment at any time, in whole or in part, without premium or penalty, in a minimum aggregate principal amount of not less than $3.0 million or increments of $1.0 million in excess thereof.
The repayment obligation under the Credit Agreement could be accelerated upon the occurrence of an event of default, including the failure to pay principal or interest, a material inaccuracy of a representation or warranty, violation of covenants, cross-default, change in control, bankruptcy events, failure of a loan document provision, certain ERISA events and material judgments.

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During fiscal year 2017, the Company made principal payments of $193.8 million under the Term Loan, which repaid the outstanding balance. The Company had net borrowings of $4.0 million under the Revolving Credit Facility during fiscal year 2017. Amounts available under the Revolving Credit Facility were reduced by any amounts outstanding under standby letters of credit. As of December 30, 2017, the Company had available borrowing capacity of approximately $199.8 million under the Revolving Credit Facility, which was favorably impacted by a $149.6 million international cash balance. The Company incurred approximately $8.5 million of interest expense under the Term Loan during fiscal year 2017, including the impact of the related interest rate swap. The Company incurred approximately $27.4 million of interest expense under the Revolving Credit Facility during fiscal year 2017. The Company incurred approximately $3.7 million of interest expense related to the amortization of debt issuance costs during fiscal year 2017. Additionally, the Company recorded a loss of $1.0 million in other income (expense) - net for debt issuance costs associated with the Term Loan that was paid off during fiscal year 2017. See Note 20—Subsequent Event for more information about the Company's amended credit facilities.
Foreign-Based. On June 23, 2016, Fossil Accessories South Africa Pty Ltd, entered into a 20 million South African rand short-term note with First National Bank (the "Fossil South Africa Note") that is used for working capital purposes. The Fossil South Africa Note bears interest at the bank's prime rate, 10.25% as of year end 2017. The Fossil South Africa note is reviewed annually for renewal. South African rand-based borrowings, in U.S. dollars, under the Fossil South Africa Note were approximately $0.9 million as of December 30, 2017.
The Company's debt as of December 30, 2017, excluding capital lease obligations, matures as follows (in millions):

Less than 1 Year	$0.9
Year 2	445.0
Principal amounts repayable	445.9
Debt issuance costs	(4.7)
Total debt outstanding	$441.2
Letters of Credit. At the end of fiscal year 2016, the Company had $54.3 million of outstanding commercial letters of credit under the Company's Letter of Credit Facility (the "LC Facility"). During fiscal year 2017, the LC facility was canceled and all outstanding letters of credit were paid.
Capital Lease Obligations.    At the end of fiscal years 2017 and 2016, the Company had current capital lease obligations of $1.2 million and $1.4 million, respectively, and long-term capital lease obligations of $3.6 million and $4.0 million, respectively.
11. Other Income (Expense)—Net
Other income (expense)—net consisted of the following (in thousands):

Fiscal Year	2017	2016	2015
Interest income	$4,729	$2,156	$1,026
Gain on interest rate swap	195	—	5,241
Equity in losses of unconsolidated investment	(460)	(1,321)	—
Extinguishment of debt	(1,029)	—	—
Gain on machine vision divestiture	1,750	3,500	—
Net currency gains	7,849	8,729	32,611
Other net gains	702	992	1,565
Other income (expense) - net	$13,736	$14,056	$40,443

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Taxes
Income Taxes.    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the consolidated deferred tax assets and liabilities were (in thousands):

Fiscal Year	2017	2016
Deferred income tax assets (liabilities):
Bad debt allowance	$2,920	$3,936
Returns allowance	3,662	5,464
Inventory	13,409	15,243
Warranty liabilities	2,656	3,244
Compensation	19,005	19,286
Accrued liabilities	9,881	7,276
Deferred rent	12,403	17,518
Unrealized exchange gains (losses)	5,553	(6,498)
State income tax and interest on tax contingencies	1,410	2,808
Fixed assets	(13,442)	(20,872)
Trade names and customer lists	(2,607)	(26,166)
Goodwill	19,982	(16,758)
Other intangibles	(5,985)	(11,414)
Undistributed earnings of certain foreign subsidiaries	(1,018)	(53,761)
Foreign accruals	8,501	8,503
Loss carryforwards	27,868	20,898
Tax credit carryforwards	—	17,363
Valuation allowance	(78,314)	(19,415)
Other	132	529
Net deferred income tax assets (liabilities)	$26,016	$(32,816)
Total deferred income tax assets	$27,112	$23,061
Total deferred income tax liabilities	(1,096)	(55,877)
Net deferred income tax assets (liabilities)	$26,016	$(32,816)
Operating Loss Carryforwards.    The balance sheet includes $27.9 million of deferred tax assets for net operating losses of foreign subsidiaries. Valuation allowances have been recorded to reflect the estimated amount of deferred tax assets that may not be realized on these losses. The amounts and the fiscal year of expiration of the loss carryforwards are (in thousands):

Expires 2018 through 2022	$37,291
Expires 2023 through 2027	26,082
Expires 2028 through 2032	5,979
Expires 2033 through 2037	32,439
Indefinite	19,176
Total loss carryforwards	$120,967

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table identifies income (loss) before income taxes for the Company's U.S. and non-U.S. based operations for the fiscal years indicated (in thousands):

Fiscal Year	2017	2016	2015
U.S	$(517,227)	$(72,249)	$24,864
Non-U.S	63,473	186,557	286,795
Total	$(453,754)	$114,308	$311,659
The Company's provision for income taxes consisted of the following for the fiscal years indicated (in thousands):

Fiscal Year	2017	2016	2015
Current provision:
U.S. federal	$30,817	$2,111	$10,666
Non-U.S	40,423	53,880	72,336
State and local	(2,055)	(1,482)	1,180
Total current	69,185	54,509	84,182
Deferred provision (benefit):
U.S. federal	(45,990)	(20,216)	1,798
Non-U.S	(3,770)	(5,584)	(4,511)
State and local	380	(4)	288
Total deferred	(49,380)	(25,804)	(2,425)
Provision for income taxes	$19,805	$28,705	$81,757
The expected cash payments for current U.S. income tax expense for fiscal years 2017, 2016 and 2015 were reduced by approximately $1.6 million, $3.3 million and $2.4 million, respectively, as a result of tax deductions related to the exercise of non-qualified stock options and stock appreciation rights and the vesting of restricted stock and restricted stock units. The expected cash payments for current foreign tax expense for fiscal years 2017, 2016 and 2015 were reduced by $0.1 million, $0.2 million and $0.3 million, respectively, as a result of tax deductions related to the exercise of stock options and the vesting of restricted stock granted to foreign employees. The income tax benefits resulting from these stock-based compensation plans have been recorded to additional paid-in capital in the Company's consolidated balance sheets. Total deferred income tax expense of $49.4 million, $25.8 million and $2.4 million for fiscal years 2017, 2016 and 2015, respectively, are included in deferred income taxes on the Company's consolidated statements of cash flows.
A reconciliation of the U.S. federal statutory income tax rate of 35.0% to the Company's effective tax rate is as follows:

Fiscal Year	2017	2016	2015
Tax at statutory rate	35.0%	35.0%	35.0%
Non-deductible expenses	(0.6)	5.3	0.7
State, net of federal tax benefit	1.0	0.6	0.5
Foreign rate differential	3.7	(30.9)	(15.6)
U.S. tax on foreign income	(1.7)	5.0	4.3
Valuation allowances	(12.5)	8.1	1.4
Repatriation tax - net impact	(7.4)	—	—
Non-deductible goodwill impairment	(15.2)	—	—
Tax Reform rate reduction impact on deferred tax assets	(6.2)	—	—
Other	(0.5)	2.0	(0.1)
Provision for income taxes	(4.4)%	25.1%	26.2%

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On December 22, 2017, the U.S. government enacted comprehensive tax legislation that significantly revised the Internal Revenue Code of 1986, including a corporate income tax rate reduction from 35% to 21%, under the Tax Cuts and Jobs Act (the “Tax Act”). The newly enacted federal income tax law contains significant changes in the taxation of foreign income earned by U.S. shareholders, specifically adding new rules related to low-taxed foreign earnings and allowing an exemption on foreign dividends paid after 2017. In anticipation of the tax exemption on foreign dividends, the law imposes a one-time repatriation tax on historical earnings generated offshore that have not been previously taxed in the U.S. Foreign earnings held in cash or liquid assets are taxed at 15.5%, and the remaining earnings are taxed at 8%. The Company accrued $86.4 million for the repatriation tax and released $52.8 million in deferred tax liabilities for foreign earnings not indefinitely reinvested, resulting in a net charge of $33.6 million. After applying foreign tax credit carry forwards and the current year net operating loss, the actual cash repatriation tax liability is expected to be $15.7 million, payable in installments over eight years.
Accounting for the income tax effects of the Tax Act requires significant judgments and estimates in the interpretation and calculations of the provisions of the Tax Act. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company has made reasonable estimates of the effects and recorded provisional amounts in its financial statements for fiscal year 2017 as permitted under SAB 118. As the Company collects and prepares necessary data, and interprets any additional guidance issued by the U.S. Treasury Department or the Internal Revenue Service, the Company may make adjustments to the provisional amounts. In addition, the Company's valuation allowance analysis is affected by various aspects of the Tax Act, including the new limitation on the deductibility of interest expense and the impact of the GILTI. Those adjustments may materially impact the provision for income taxes and the effective tax rate in the period in which the adjustments are made. The accounting for the tax effects of the enactment of the Tax Act will be completed in fiscal year 2018.
The Company recognized expense of $28.2 million on the reduction in U.S. deferred tax assets as a result of the corporate income tax reduction from 35% to 21%. The Company also accrued valuation allowances of $44.7 million on net U.S deferred tax assets and $11.8 million on net foreign deferred tax assets. The effective tax rate was also impacted by non-deductible intangible asset impairment charges recognized during fiscal year 2017.
The Company will not indefinitely reinvest $650.3 million of earnings of foreign subsidiaries. Since under the Tax Act there will be no additional federal income tax when these amounts are repatriated, and the foreign jurisdiction does not impose a withholding tax on dividends, the Company has only accrued state income taxes on these earnings. Deferred U.S. federal income taxes and foreign withholding taxes are not recorded on the remaining $378.0 million of undistributed earnings of foreign subsidiaries where management plans to continue reinvesting these earnings outside the U.S. Determining tax amounts that would be payable if these earnings were distributed to the U.S. parent company is not practicable.
The total amount of unrecognized tax benefits, excluding interest and penalties that would favorably impact the effective tax rate in future periods if recognized, was $33.0 million, $20.6 million and $20.0 million for fiscal years 2017, 2016 and 2015, respectively. The U.S. Internal Revenue Service has completed examinations of the Company's federal income tax returns through 2013. Fiscal years 2014-2017 remain open for federal income tax examination. The Company is also subject to examinations in various state and foreign jurisdictions for its 2011-2016 tax years, none of which the Company believes are significant, individually or in the aggregate. Tax audit outcomes and timing of tax audit settlements are subject to significant uncertainty.
The Company has classified uncertain tax positions as long-term income taxes payable unless such amounts are expected to be paid within twelve months from December 30, 2017. As of December 30, 2017, the Company had recorded $5.4 million of unrecognized tax benefits, excluding interest and penalties, for positions that could be settled within the next twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes receivable/payable, respectively. The total amount of accrued income tax-related interest in the Company's consolidated balance sheets was $2.8 million and $2.3 million at December 30, 2017 and December 31, 2016, respectively. The total amount of accrued income tax-related penalties in the Company's consolidated balance sheets was $1.3 million and $1.4 million at December 30, 2017 and December 31, 2016, respectively. The Company accrued income tax-related interest expense of $0.5 million, $0.1 million and $0.3 million in fiscal years 2017, 2016 and 2015, respectively.

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the fiscal years indicated (in thousands):

Fiscal Year	2017	2016	2015
Balance at beginning of year	$23,399	$23,022	$20,086
Gross increases tax positions in prior years	2,104	918	1,800
Gross decreases tax positions in prior years	(845)	(183)	(9,282)
Gross increases—tax positions in current year	13,444	974	11,909
Settlements	(81)	(181)	(583)
Lapse in statute of limitations	(2,706)	(1,106)	(758)
Change due to currency revaluation	40	(45)	(150)
Balance at end of year	$35,355	$23,399	$23,022

13. Commitments and Contingencies
License Agreements.    The Company has various license agreements to market watches and jewelry bearing certain trademarks or patents owned by various third parties. In accordance with these agreements, the Company incurred royalty expense of approximately $190.0 million, $206.1 million and $243.5 million in fiscal years 2017, 2016 and 2015, respectively. These amounts are included in the Company's cost of sales or, if advertising related, in SG&A. These license agreements have expiration dates between fiscal years 2018 and 2025 and require the Company to pay royalties ranging from 5% to 15% of defined net sales. The Company has future minimum royalty commitments through fiscal year 2020 under these license agreements as follows by fiscal year (in thousands):

Fiscal Year	Minimum Royalty Commitments
2018	$154,115
2019	8,086
2020	2,500
Total	$164,701
These minimum royalty commitments do not include amounts owed under these license agreements for obligations of the Company to pay the licensors a percentage of net sales of these licensed products.

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Leases.    The Company leases its retail and outlet store facilities as well as certain of its office and warehouse facilities and equipment under non-cancelable operating leases and capital leases. Most of the retail and outlet store leases provide for contingent rental payments based on operating results and require the payment of taxes, insurance and other costs applicable to the property. Generally, these leases include renewal options for various periods at stipulated rates. Total rent expense under these agreements was approximately $171.6 million, $188.7 million and $186.1 million for fiscal years 2017, 2016 and 2015, respectively. The Company's total rent expense included contingent rent expense of approximately $8.2 million, $10.5 million and $13.3 million for fiscal years 2017, 2016 and 2015, respectively. The Company includes capital leases as a component of short-term and current portion of long-term debt and long-term debt in the consolidated balance sheets. Future minimum rental commitments under non-cancelable leases, by fiscal year, are as follows (in thousands):

Fiscal Year	Operating Leases	Capital Leases
2018	$144,108	$1,285
2019	124,176	1,056
2020	103,069	1,052
2021	85,064	1,045
2022	70,103	522
Thereafter	186,435	—
	$712,955	$4,960
Less amounts representing interest at 2.2% to 10.8%		117
Capital lease obligations		$4,843
Purchase Obligations.    As of December 30, 2017, the Company had purchase obligations totaling $357.3 million that consisted primarily of open non-cancelable purchase orders.
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
The following table summarizes the changes in the Company's asset retirement obligations (in thousands):

Fiscal Year	2017	2016
Beginning asset retirement obligation	$12,678	$8,894
Liabilities incurred during the period	549	4,331
Liabilities settled during the period	(1,472)	(684)
Accretion expense	363	401
Currency translation	968	(264)
Ending asset retirement obligations	$13,086	$12,678
Litigation.    The Company is occasionally subject to litigation or other legal proceedings in the normal course of its business. The Company does not believe that the outcome of any currently pending legal matters, individually or collectively, will have a material effect on the business or financial condition of the Company.
14. Stockholders' Equity
Common and Preferred Stock.    The Company has 100,000,000 shares of common stock, par value $0.01 per share, authorized, with 48,642,703 and 48,268,599 shares issued and outstanding at fiscal year-end 2017 and 2016, respectively. The Company has 1,000,000 shares of preferred stock, par value $0.01 per share, authorized, with none issued or outstanding at fiscal year-end 2017 and 2016. Rights, preferences and other terms of preferred stock will be determined by the Board of Directors at the time of issuance.

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Common Stock Repurchase Programs.    Purchases of the Company's common stock have been made from time to time pursuant to its repurchase programs, subject to market conditions and at prevailing market prices, through the open market. Repurchased shares of common stock are recorded at cost and become authorized but unissued shares which may be issued in the future for general corporate or other purposes. In the event the repurchased shares are canceled, the Company accounts for retirements by allocating the repurchase price to common stock, additional paid‑in capital and retained earnings. The repurchase price allocation is based upon the equity contribution associated with historical issuances. The repurchase programs have been conducted pursuant to Rule 10b‑18 of the Securities Exchange Act of 1934.
During the period from the announcement of the Company's buyback authorizations in December 2012 and December 2014 for $1.0 billion each, until the end of the fiscal year 2017, the Company has repurchased approximately $1.2 billion of its common stock, representing approximately 11.8 million shares. The Company has not repurchased any shares under the $30 million repurchase plan authorized in 2010.
At December 30, 2017 and December 31, 2016, all treasury stock had been effectively retired. As of December 30, 2017, the Company had $824.2 million of repurchase authorizations remaining under the combined repurchase plans. However, under the Company's credit agreement, the Company is restricted from making open market repurchases of its common stock. See Note 10—Debt for additional disclosures about the Second Amendment and Note 20—Subsequent Event for more information about the Company's amended credit facilities.
The following table shows the Company's common stock repurchase activity for the periods indicated (in millions):

			For the 2017 Fiscal Year		For the 2016 Fiscal Year
Fiscal Year Authorized	Dollar Value Authorized	Termination Date	Number of Shares Repurchased	Dollar Value Repurchased	Number of Shares Repurchased	Dollar Value Repurchased
2014	$1,000.0	December 2018	—	$—	0.1	$5.2
2010	$30.0	None	—	$—	—	$—
Noncontrolling Interest. The Company has entered into an agreement to purchase the outstanding minority interest shares in Fossil South Africa, representing the entire noncontrolling interest in the subsidiary. The purchase price is based on variable payments through fiscal year 2020, the present value of which the Company has measured at $6.5 million as of December 30, 2017. The transaction was accounted for as an equity transaction, and the Company’s ownership interest in Fossil South Africa increased to 100%. The Company recorded $2.0 million of the variable consideration in accrued expenses-other and $4.5 million in other long-term liabilities in the consolidated balance sheets at December 30, 2017.

15. Employee Benefit Plans
Deferred Compensation and Savings Plans.    The Company has a defined contribution savings plan (the "401(k) Plan") for substantially all U.S.-based full-time employees of the Company, which includes a Roth 401(k) option. The Company's common stock is one of several investment alternatives available under the 401(k) Plan. The Company has a discretionary match for the 401(k) Plan. After 90 days of service (minimum of 250 hours worked), the Company matches 50% of employee contributions up to 6% of their compensation. Matching contributions made by the Company to the 401(k) Plan totaled approximately $2.9 million for both fiscal years 2017 and 2016 and $2.8 million for fiscal year 2015. The Company also has the right to make additional matching contributions not to exceed 15% of employee compensation. The Company did not make any additional matching contributions during fiscal years 2017, 2016 and 2015.
Under the Fossil Group, Inc. and Affiliates Deferred Compensation Plan (the "Deferred Plan") eligible participants may elect to defer up to 50% of their salary or up to 100% of any bonuses paid pursuant to the terms and conditions of the Deferred Plan. In addition, the Company may make employer contributions to participants under the Deferred Plan from time to time. The Company made no contributions to the Deferred Plan during fiscal years 2017, 2016 and 2015. In prior periods, the Company made payments pursuant to the Deferred Plan into a Rabbi Trust. The funds held in the Rabbi Trust are directed to certain investments available through life insurance products. The Company had an asset of $4.8 million and $2.4 million related to the Company's invested balances recorded in intangible and other assets—net and a liability of $5.2 million and $3.9

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

million related to the participants' invested balances recorded in accrued expenses—other, each on the Company's consolidated balance sheets at the end of fiscal years 2017 and 2016, respectively.
Stock-Based Compensation Plans.    The Company’s grants under its current stock-based compensation plans generally include: (i) stock options, restricted stock units, and performance restricted stock units for its international employees, (ii) restricted stock units for its nonemployee directors, and (iii) stock appreciation rights, performance stock appreciation rights, restricted stock, restricted stock units, and performance restricted stock units for its U.S.-based employees. As of December 30, 2017, the Company had approximately $43.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company's stock based compensation plans. This cost is expected to be recognized over a weighted-average period of approximately 1.4 years. All time-based or performance-based stock appreciation rights and restricted stock units are settled in shares of the Company's common stock with the exception of two employees' grants that were converted to cash settled awards.
Long-Term Incentive Plans.    An aggregate of 3,000,000 shares of the Company's common stock were reserved for issuance pursuant to the Company's 2016 Long-Term Incentive Plan ("2016 LTIP"), adopted in March 2016. Under the 2016 LTIP, designated employees of the Company, including officers, certain contractors, and outside directors of the Company, are eligible to receive (i) stock options, (ii) stock appreciation rights, (iii) restricted or non-restricted stock awards, (iv) restricted stock units, (v) performance awards, (vi) cash awards, or (vii) any combination of the foregoing. The 2016 LTIP is administered by the Compensation Committee of the Company's Board of Directors (the "Compensation Committee"). Each award issued under the 2016 LTIP terminates at the time designated by the Compensation Committee, not to exceed ten years. The current outstanding stock options, stock appreciation rights, performance stock appreciation rights, restricted stock, restricted stock units and performance restricted stock units issued under the 2016 LTIP predominantly have original vesting periods of three years. Time-based or performance-based stock appreciation rights and restricted stock units are predominately settled in shares of the Company's common stock. Each nonemployee director receives restricted stock units valued at $130,000 on the date of the Company's annual stockholders' meeting. These grants vest on the earlier of one year from the date of grant or the date of Company's next annual stockholders' meeting.
Stock Options, Stock Appreciation Rights and Performance Stock Appreciation Rights.    The fair value of stock options, stock appreciation rights and performance stock appreciation rights granted under the Company's stock-based compensation plans were estimated on the date of grant using the Black-Scholes option pricing model. The table below outlines the weighted-average assumptions for these award grants:

Fiscal Year	2016	2015
Risk-free interest rate	1.1%	1.3%
Expected term (in years)	3.0	3.2
Expected volatility	38.8%	42.3%
Expected dividend yield	—%	—%
Estimated fair value per stock option/stock appreciation right granted	$11.25	$12.74
The expected term of the stock options represents the estimated period of time until exercise and is based on historical experience of similar awards. Expected stock price volatility is based on the historical volatility of the Company's common stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury securities with an equivalent remaining term.
The Company did not issue stock options, stock appreciation rights and performance stock appreciation rights in fiscal year 2017.

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes stock option, stock appreciation rights and performance stock appreciation rights activity:

Stock Options and Stock Appreciation Rights	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	in thousands			in thousands
Outstanding at January 3, 2015	663	$85.08	5.6	$20,751
Granted	1,496	41.16
Exercised	(36)	31.04		1,544
Forfeited or expired	(95)	102.86
Outstanding at January 2, 2016	2,028	52.80	8.7	2,095
Granted	326	41.53
Exercised	(10)	26.93		186
Forfeited or expired	(57)	81.93
Outstanding at December 31, 2016	2,287	50.58	6.2	627
Granted	—	—
Exercised	(13)	13.65		35
Forfeited or expired	(97)	67.99
Outstanding at December 30, 2017	2,177	50.01	5.3	—
Exercisable at December 30, 2017	1,058	$62.01	4.6	$—
The aggregate intrinsic value in the table above is before income taxes and is based on the exercise price for outstanding and exercisable options/rights at December 30, 2017 and based on the fair market value of the Company's common stock on the exercise date for options/rights that were exercised during the fiscal year.
Stock Options, Stock Appreciation Rights and Performance Stock Appreciation Rights Outstanding and Exercisable.    The following tables summarize information with respect to stock options, stock appreciation rights and performance stock appreciation rights outstanding and exercisable at December 30, 2017:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Number of Shares	Weighted- Average Exercise Price
	in thousands			in thousands
$13.65 - $29.49	35	$14.12	1.2	35	$14.12
$29.78 - $47.99	74	36.53	1.3	74	36.53
$55.04 - $83.83	87	81.35	3.1	87	81.35
$95.91 - $131.46	124	127.98	4.1	124	127.98
Total	320	$81.71	2.9	320	$81.71

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Appreciation Rights Outstanding				Stock Appreciation Rights Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Number of Shares	Weighted- Average Exercise Price
	in thousands			in thousands
$13.65 - $29.49	101	$29.49	6.6	34	$29.49
$29.78 - $47.99	1,467	38.05	6.0	490	38.11
$55.04 - $83.83	125	79.16	4.6	91	79.43
$95.91 - $131.46	103	114.46	2.8	103	114.46
Total	1,796	$44.82	5.7	718	$53.95

Cash Stock Appreciation Rights Outstanding				Cash Stock Appreciation Rights Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Number of Shares	Weighted- Average Exercise Price
	in thousands			in thousands
$29.78 - $47.99	61	$36.73	6.0	20	$36.73
Total	61	$36.73	6.0	20	$36.73

Restricted Stock, Restricted Stock Units and Performance Restricted Stock Units.    The following table summarizes restricted stock, restricted stock unit and performance restricted stock unit activity:

Restricted Stock, Restricted Stock Units and Performance Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	in thousands
Nonvested at January 3, 2015	255	$110.17
Granted	1,131	49.16
Vested	(115)	109.97
Forfeited	(63)	94.54
Nonvested at January 2, 2016	1,208	$53.87
Granted	588	27.94
Vested	(327)	64.51
Forfeited	(64)	56.29
Nonvested at December 31, 2016	1,405	$40.41
Granted	2,381	14.81
Vested	(479)	44.79
Forfeited	(326)	25.62
Nonvested at December 30, 2017	2,981	$20.84
The total fair value of shares/units vested during fiscal years 2017, 2016 and 2015 was $6.3 million, $12.3 million and $9.0 million, respectively.
Other Retirement Plans. The Company maintains a defined benefit plan for its employees located in Switzerland. The plan is funded through payments to an insurance company. The payments are determined by periodic actuarial calculations. During fiscal years 2017, 2016 and 2015, the Company recorded pension expenses of $1.8 million, $2.2 million and $1.5

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

million, respectively, related to this plan. The liability for the Company's defined benefit plan was $12.5 million and $11.3 million at the end of fiscal years 2017 and 2016, respectively. This liability is recorded in other long-term liabilities on the Company's consolidated balance sheets.
Under French law, the Company is required to maintain a defined benefit plan for its employees located in France, which is referred to as a "retirement indemnity." The amount of the retirement indemnity is based on the employee's last salary and duration of employment with the Company. The employee's right to receive the retirement indemnity is subject to the employee remaining with the Company until retirement. During fiscal years 2017, 2016 and 2015, the Company recorded pension gains (expenses) of $0.7 million, $(0.2) million and $(0.1) million, respectively, for its retirement indemnity obligations. The liability for the Company's retirement indemnity was $1.3 million and $1.7 million at the end of fiscal years 2017 and 2016, respectively. This liability is recorded in other long-term liabilities on the Company's consolidated balance sheets.
16. Supplemental Cash Flow Information
The following table summarizes supplemental cash flow information (in thousands):

Fiscal Year	2017	2016	2015
Cash paid during the year for:
Interest	$43,245	$26,867	$20,042
Income taxes, net of refunds	$36,571	$14,163	$131,838
Supplemental disclosures of non-cash investing and financing activities:
Additions to property, plant and equipment included in accounts payable	$2,300	$4,762	$7,966
Additions to property, plant and equipment acquired under capital leases	$—	$432	$1,462

17. Supplemental Disclosure for Accumulated Other Comprehensive Income (Loss)
The following table illustrates changes in the balances of each component of accumulated other comprehensive income (loss), net of taxes (in thousands):

	December 30, 2017
		Cash Flow Hedges
	Currency Translation Adjustments	Forward Contracts	Interest Rate Swaps	Pension Plan	Total
Beginning balance	$(101,867)	$10,693	$(343)	$(3,907)	$(95,424)
Other comprehensive income (loss) before reclassifications	37,368	(34,873)	437	2,677	5,609
Tax (expense) benefit	—	9,785	(159)	(442)	9,184
Amounts reclassed from accumulated other comprehensive income (loss)	—	(1,076)	(214)	—	(1,290)
Tax (expense) benefit	—	(3,221)	149	—	(3,072)
Total other comprehensive income (loss)	37,368	(20,791)	343	2,235	19,155
Ending balance	$(64,499)	$(10,098)	$—	$(1,672)	$(76,269)

	December 31, 2016
		Cash Flow Hedges
	Currency Translation Adjustments	Forward Contracts	Interest Rate Swaps	Pension Plan	Total
Beginning balance	$(81,707)	$8,114	$(693)	$(6,220)	$(80,506)
Other comprehensive income (loss) before reclassifications	(19,773)	22,638	(1,149)	2,650	4,366
Tax (expense) benefit	(283)	(9,073)	419	(337)	(9,274)
Amounts reclassed from accumulated other comprehensive income (loss)	104	16,143	(1,699)	—	14,548
Tax (expense) benefit	—	(5,157)	619	—	(4,538)
Total other comprehensive income (loss)	(20,160)	2,579	350	2,313	(14,918)
Ending balance	$(101,867)	$10,693	$(343)	$(3,907)	$(95,424)

	January 2, 2016
		Cash Flow Hedges
	Currency Translation Adjustments	Forward Contracts	Interest Rate Swaps	Pension Plan	Total
Beginning balance	$(27,241)	$14,980	$(502)	$(3,647)	$(16,410)
Other comprehensive income (loss) before reclassifications	(54,466)	33,475	2,430	(2,846)	(21,407)
Tax (expense) benefit	—	(10,712)	(886)	463	(11,135)
Amounts reclassed from accumulated other comprehensive income (loss)	—	44,859	2,730	210	47,799
Tax (expense) benefit	—	(15,230)	(995)	(20)	(16,245)
Total other comprehensive income (loss)	(54,466)	(6,866)	(191)	(2,573)	(64,096)
Ending balance	$(81,707)	$8,114	$(693)	$(6,220)	$(80,506)

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
Summary information by operating segment was as follows (in thousands):

	Fiscal Year 2017
	Net Sales	Operating Income (Loss)	Depreciation and Amortization	Long-term Assets	Total Assets
Americas	$1,316,149	$(46,035)	$21,214	$81,444	$463,175
Europe	974,198	33,783	21,368	113,621	471,375
Asia	497,816	(10,897)	10,798	33,160	216,660
Corporate		(401,127)	28,197	139,159	507,162
Consolidated	$2,788,163	$(424,276)	$81,577	$367,384	$1,658,372

	Fiscal Year 2016
	Net Sales	Operating Income	Depreciation and Amortization	Long-term Assets	Total Assets
Americas	$1,524,912	$241,118	$22,612	$313,437	$741,082
Europe	1,002,076	174,205	22,505	237,801	534,413
Asia	515,383	77,626	12,676	81,434	237,695
Corporate		(365,803)	33,704	206,935	673,707
Consolidated	$3,042,371	$127,146	$91,497	$839,607	$2,186,897

	Fiscal Year 2015
	Net Sales	Operating Income	Depreciation and Amortization	Long-term Assets	Total Assets
Americas	$1,661,899	$354,295	$26,021	$427,026	$905,168
Europe	1,069,820	210,514	21,671	204,947	543,649
Asia	497,117	71,684	13,073	57,754	203,304
Corporate		(345,259)	24,532	223,264	703,540
Consolidated	$3,228,836	$291,234	$85,297	$912,991	$2,355,661
The following table shows revenue for each class of similar products for fiscal years 2017, 2016 and 2015 (in thousands):

	Fiscal Year 2017		Fiscal Year 2016		Fiscal Year 2015
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches	$2,199,031	78.9%	$2,330,275	76.6%	$2,475,814	76.7%
Leathers	325,502	11.7	393,761	12.9	409,381	12.7
Jewelry	211,694	7.6	251,391	8.3	272,146	8.4
Other	51,936	1.8	66,944	2.2	71,495	2.2
Total	$2,788,163	100.0%	$3,042,371	100.0%	$3,228,836	100.0%

Geographic Information
Net sales and long-lived assets related to the Company's operations in the U.S., Europe, Asia and all other international markets were as follows (in thousands):

	Fiscal Year 2017
	Net Sales (1)		Long-term Assets
United States	$1,157,568		$189,209
Europe	974,198	(2)	127,344
Asia	497,816		40,874
All other international	158,581		9,957
Consolidated	$2,788,163		$367,384

	Fiscal Year 2016
	Net Sales (1)		Long-term Assets
United States	$1,355,586		$470,358
Europe	1,002,077	(2)	260,277
Asia	515,383		93,111
All other international	169,325		15,861
Consolidated	$3,042,371		$839,607

	Fiscal Year 2015
	Net Sales (1)		Long-term Assets
United States	$1,491,638		$379,461
Europe	1,069,820	(2)	224,018
Asia	497,117		66,140
All other international	170,261		243,372
Consolidated	$3,228,836		$912,991
_______________________________________________________________________________

(1)	Net sales are based on the location of the selling entity.

(2)
Net sales from Germany accounted for more than 10% of the Company's consolidated net sales and were approximately $406.2 million, $467.7 million and $505.4 million in fiscal years 2017, 2016 and 2015, respectively.

19. Restructuring
The Company implemented a multi-year restructuring program that began in fiscal year 2016 called New World Fossil ("NWF"). As part of NWF, the Company targets to improve operating profit and support sales growth through a leaner infrastructure and an enhanced business model. The Company is working to achieve greater efficiencies from production to distribution through activities such as organizational changes, reducing its overall product assortment, optimizing its base cost structure and consolidating facilities. The Company also intends to build a quicker and thereby more responsive operating platform. The Company is reducing its retail footprint to reflect the evolving shopping habits of today's consumer, which includes restructuring costs, such as store impairment, recorded lease obligations and termination fees and accelerated depreciation. Of the total estimated $150 million restructuring charges, approximately $27.8 million and $48.2 million were recorded during fiscal year 2016 and 2017, respectively. The Company estimates total fiscal year 2018 NWF restructuring charges of approximately $50 million.

During fiscal year 2015, the Company completed a restructuring program to refine its operating structure and store locations. The costs associated with this plan included various charges, including severance and other employment-related costs, professional services and costs related to store closures.

The following tables show a rollforward of the liabilities incurred under the Company's restructuring plans (in thousands):

	Fiscal Year 2017
	Liabilities		Cash payments	Non-cash items	Liabilities
	December 31, 2016	Charges			December 30, 2017
Store closures	$4,546	$13,045	$6,636	$7,982	$2,973
Professional services and other	794	3,507	2,618	1,498	185
Severance and employee-related benefits	—	31,619	29,098	1,204	1,317
Total	$5,340	$48,171	$38,352	$10,684	$4,475

	Fiscal Year 2016
	Liabilities		Cash payments	Non-cash items	Liabilities
	January 2, 2016	Charges			December 31, 2016
Store closures	$—	$22,247	$3,430	$14,271	$4,546
Professional services	—	4,057	3,263	—	794
Supply chain relocation	—	1,474	—	1,474	—
Total	$—	$27,778	$6,693	$15,745	$5,340

	Fiscal Year 2015
	Liabilities		Cash payments	Non-cash items	Liabilities
	January 3, 2015	Charges			January 2, 2016
Store closures	$—	$8,715	$4,753	$3,962	$—
Professional services	—	5,462	5,462	—	—
Severance and employee-related benefits	—	10,223	10,223	—	—
Total	$—	$24,400	$20,438	$3,962	$—

Restructuring charges by operating segment were as follows by fiscal year (in thousands):

	2017	2016	2015
Americas	$12,964	$19,745	$8,715
Europe	12,606	1,888	3,554
Asia	9,894	746	210
Corporate	12,707	5,399	11,921
Consolidated	$48,171	$27,778	$24,400

20. Subsequent Events

Credit Agreement. On January 29, 2018, the Company, as U.S. borrower, and certain of its foreign subsidiaries, as non-U.S. borrowers, entered into a Second Amended and Restated Credit Agreement (the "Second A&R Credit Agreement"). The Second A&R Credit Agreement provides for (i) revolving credit loans in the amount of $325 million, subject to a borrowing base (as described below), (the "Second A&R Revolving Credit Facility"), with an up to $45.0 million subfacility for letters of credit, and (ii) a term loan made to the Company in the amount of $425 million (the "Term Loan Facility"). The Second A&R Credit Agreement expires and is due and payable on December 31, 2020.

Availability under the Second A&R Revolving Credit Facility and any letters of credit are subject to a borrowing base equal to, (a) with respect to Fossil Group Inc., the sum of (i) 85% of eligible U.S. accounts receivable and 90% of net U.S. credit card receivables (less any dilution reserve), (ii) the lesser of (A) 65% of the lower of cost or market value of eligible U.S. finished good inventory and (B) 85% of the appraised net orderly liquidation value of eligible U.S. finished good inventory, and (iii) until the earlier of (x) March 31, 2018 and (y) the date on which certain foreign subsidiaries of Fossil Group Inc. join the Second A&R Credit Agreement as non-U.S. borrowers, (A) 35% of eligible foreign accounts receivable of certain pledged foreign subsidiaries, plus (B) the least of (x) 35% of the lower of cost or market value of eligible foreign finished good inventory of such pledged foreign subsidiaries, (y) 35% of the appraised net orderly liquidation value of eligible foreign finished good inventory of such pledged foreign subsidiaries, and (z) $100,000,000, minus (C) all indebtedness for borrowed money of such pledged foreign subsidiaries (subject to exceptions) minus (iv) the aggregate amount of reserves, if any, established by the Administrative Agent in good faith and in the exercise of reasonable business judgment from the perspective of a secured asset-based lender; and (b) with respect to each non-U.S. borrower, the sum of (i) 85% of eligible accounts receivable of the non-U.S. borrowers (less any dilution reserve) and (ii) the least of (A) 65% of the lower of cost or market value of eligible foreign finished goods inventory of the non-U.S. borrowers, (B) 85% of the appraised net orderly liquidation value of eligible foreign finished goods inventory of the non-U.S. borrowers, and (C) $185,000,000 minus (iii) the aggregate amount of reserves, if any, established by the Administrative Agent in good faith and in the exercise of reasonable business judgment from the perspective of a secured asset-based lender.

In connection with the Second A&R Credit Agreement, the Company and all of its domestic subsidiaries entered into a Collateral Agreement in favor of the Administrative Agent, pursuant to which the Company and such subsidiaries granted liens on all or substantially all of their assets in order to secure the Company’s obligations under the Second A&R Credit Agreement and the other loan documents (the “Obligations”). Additionally, all of the Company’s domestic subsidiaries entered into a Guaranty Agreement in favor of the Administrative Agent, pursuant to which such subsidiaries guarantee the payment and performance of the Obligations. Additionally, Fossil Group Europe and the other non-U.S. borrowers from time to time party to the Second A&R Credit Agreement are required to enter into security instruments with respect to all or substantially all of their assets that can be pledged under applicable local law.

Amounts outstanding under the Second A&R Revolving Credit Facility bear interest per annum at the (a) LIBOR rate plus the applicable interest margin, (b) the daily LIBOR rate plus the applicable interest margin or (c) the base rate plus the applicable interest margin. The applicable interest margin varies from 4.00% to 5.00% for LIBOR rate loans and daily LIBOR rate loans and 1.50% to 3.00% for base rate loans and is based on the Company’s average daily excess availability under the Second A&R Revolving Credit Facility for the most recently ended calendar quarter, which is an amount equal (a) the lesser of (i) $325 million and (ii) the aggregate borrowing base minus (b) the amount of all outstanding borrowings and letter of credit obligations under the Second A&R Revolving Credit Facility, for each day during the applicable period divided by the number of days in such period. The applicable interest margin will increase by 1% per annum on each anniversary of the closing of the Second A&R Credit Agreement. The base rate loans under the Second A&R Revolving Credit Facility are available only to the Company and Fossil Group Europe and loans denominated in U.S. dollars.

Amounts outstanding under the Term Loan Facility bear interest at a rate per annum equal to (a) the LIBOR rate plus 7%, increasing to the LIBOR rate plus 8% on the first anniversary of the closing of the Second A&R Credit Agreement and the LIBOR rate plus 9% on the second anniversary of the closing of the Second A&R Credit Agreement and thereafter or (b) the base rate plus 5.5%, increasing to the base rate plus 6.5% on the first anniversary of the closing of the Second A&R Credit Agreement and to the base rate plus 7.5% on the second anniversary of the closing of the Second A&R Credit Agreement and thereafter.

The Company is required to repay the outstanding principal balance of the Term Loan Facility in the amount of $25 million on March 31, 2018, $125 million on March 31, 2019, $75 million on March 31, 2020 and the outstanding balance on December 31, 2020. Additionally, loans under the Second A&R Credit Agreement may be prepaid, in whole or in part, at the option of the Company, in minimum principal amounts of (a) $1.0 million or increments of $1.0 million in excess thereof, with respect to a base rate loan under the Second A&R Revolving Credit Facility, (b) $5.0 million or increments of $1.0 million in excess thereof, with respect to a LIBOR rate loan or a daily LIBOR rate loan under the Second A&R Revolving Credit Facility, and (c) $5.0 million or increments of $1.0 million in excess thereof, with respect to the Term Loan Facility. Loans under the Second A&R Credit Agreement must be repaid with the net cash proceeds of certain asset sales, insurance and condemnation events, certain debt and equity issuances and certain cash dividends received from the Company’s subsidiaries. The Company may permanently reduce the revolving credit commitment at any time, in whole or in part, without premium or penalty, in a minimum aggregate principal amount of not less than $3.0 million or increments of $1.0 million in excess thereof.

The Company is required to pay a commitment fee on the unused amounts of the commitments under the Second A&R Revolving Credit Facility, payable quarterly in arrears, of 0.5% on the average daily unused portion of the overall commitment under the Second A&R Revolving Credit Facility.

The repayment obligation under the Second A&R Credit Agreement can be accelerated upon the occurrence of an event of default, including the failure to pay principal or interest, a material inaccuracy of a representation or warranty, violation of covenants, cross-default, change in control, bankruptcy events, failure of a loan document provision, certain ERISA events and material judgments.

Financial covenants governing the Second A&R Credit Agreement require the Company to maintain (a) a minimum fixed charge coverage ratio measured quarterly on a rolling twelve-month basis of 1.15 to 1.00 if the Company’s quarter-end balances of cash and cash equivalents plus the excess availability under the Second A&R Revolving Credit Facility is less than $200 million; (b) a maximum leverage ratio measured as of the last day of each fiscal quarter for the period of four fiscal quarters ending on such date of (i) 4.5 to 1.0 for the period ending March 31, 2018, (ii) 4.75 to 1.0 for the period ending June 30, 2018, (iii) 5.0 to 1.0 for the period ending September 29, 2018, (iv) 4.25 to 1.0 for the period ending December 29, 2018, (v) 3.75 to 1.0 for each fiscal quarter ending during the period from December 30, 2018 through September 28, 2019, and (vi)  3.5 to 1.0 thereafter; (c) a minimum trailing twelve-month EBITDA tested quarterly of $110 million (beginning with the fiscal quarter ending December 29, 2018); (d) a minimum liquidity covenant of unrestricted cash and cash equivalents plus available and unused capacity under the Second A&R Revolving Credit Facility equal to $160 million; and (e) maximum capital expenditures of $35 million per year. Additionally, the Company is restricted from making open market repurchases of its common stock.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation of the effectiveness of our "disclosure controls and procedures" ("Disclosure Controls"), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 30, 2017, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective at the reasonable assurance level as of December 30, 2017.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate over time.
Management, including our CEO and our CFO, assessed the effectiveness of the Company's internal control over financial reporting as of December 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 30, 2017.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company's internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting other than our change in CFO as described in our Form 8-K filed on August 14, 2017, during the quarter ended December 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Fossil Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Fossil Group, Inc. and subsidiaries (the “Company”) as of December 30, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 30, 2017, of the Company and our report dated March 2, 2018, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 2, 2018

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

March 2, 2018	FOSSIL GROUP, INC.
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

Signature	Capacity	Date

/s/ KOSTA N. KARTSOTIS	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 2, 2018
Kosta N. Kartsotis
/s/ JEFFREY N. BOYER	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 2, 2018
Jeffrey N. Boyer
/s/ WILLIAM B. CHIASSON	Director	March 2, 2018
William B. Chiasson
/s/ MAURIA A. FINLEY	Director	March 2, 2018
Mauria A. Finley
/s/ DIANE L. NEAL	Director	March 2, 2018
Diane L.Neal
/s/ THOMAS M. NEALON	Director	March 2, 2018
Thomas M. Nealon
/s/ MARK D. QUICK	Director	March 2, 2018
Mark D. Quick
/s/ JAMES E. SKINNER	Director	March 2, 2018
James E. Skinner
/s/ GAIL B. TIFFORD	Director	March 2, 2018
Gail B. Tifford
/s/ JAMES M. ZIMMERMAN	Director	March 2, 2018
James M. Zimmerman

SCHEDULE II
FOSSIL GROUP, INC. AND SUBSIDIARIES
VALUATIONS AND QUALIFYING ACCOUNTS
Fiscal Years 2015, 2016 and 2017
(in thousands)

		Additions	Deductions
Classification	Balance at Beginning of Period	Charged (Credited) to Operations	Actual Returns or Writeoffs	Balance at End of Period
Fiscal Year 2015:
Account receivable allowances:
Sales returns	$68,207	$136,067	$135,539	$68,735
Bad debts	$11,840	$6,307	$2,324	$15,823
Deferred tax asset valuation allowance	$6,821	$4,236	$200	$10,857
Fiscal Year 2016:
Account receivable allowances:
Sales returns	$68,735	$122,018	$123,852	$66,901
Bad debts	$15,823	$4,520	$7,538	$12,805
Deferred tax asset valuation allowance	$10,857	$8,793	$235	$19,415
Fiscal Year 2017:
Account receivable allowances:
Sales returns	$66,901	$148,814	$140,515	$75,200
Bad debts	$12,805	$7,140	$7,017	$12,928
Deferred tax asset valuation allowance	$19,415	$59,676	$777	$78,314

EXHIBIT INDEX

Exhibit Number		Description
3.1		Third Amended and Restated Certificate of Incorporation of Fossil Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 25, 2010).
3.2
Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 28, 2013).

3.3		Fifth Amended and Restated Bylaws of Fossil Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on April 3, 2017).
10.1	(1)(2)	Fossil Group, Inc. Savings and Retirement Plan.
10.2	(2)	Fossil Group, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 23, 2008).
10.3	(2)	Amendment Number One to the 2008 Long-Term Incentive Plan of Fossil Group, Inc. (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K filed on February 29, 2012).
10.4	(2)	Amendment Number Two to the 2008 Long-Term Incentive Plan of Fossil Group, Inc. (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K filed on February 29, 2012).
10.5	(2)	Amendment Number Three to the Fossil Group, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2015).
10.6	(2)
Form of Stock Option Award Agreement for Outside Directors under the Fossil Group, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 5, 2009).

10.7	(2)
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

10.9
Master License Agreement dated as of August 30, 1994, by and between Fossil Group, Inc. and Fossil Partners, L.P. (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K filed on March 2, 2011).

10.10		Agreement of Limited Partnership of Fossil Partners, L.P. (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed on March 2, 2011).
10.11	(2)
Form of Restricted Stock Unit Award (2012) under the Fossil Group, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 14, 2012).

10.12	(2)
Form of Stock Appreciation Rights Award (2012) under the Fossil Group, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on March 14, 2012).

10.13	(2)
Amendment to the Restricted Stock Unit Award Under the Fossil Group, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 11, 2016).

10.14	(2)
Amendment to the Stock Appreciation Rights Award Under the Fossil Group, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 11, 2016).

10.15	(2)
Amendment to the Restricted Stock Unit Award Under the Fossil Group, Inc. 2008 Long-Term Incentive Plan for Performance Grants (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on August 11, 2016).

10.16	(2)
Restricted Stock Unit Award Under the Fossil Group, Inc. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on August 11, 2016).

10.17	(2)
Stock Appreciation Rights Award Under the Fossil Group, Inc. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on August 11, 2016).

10.18	(2)
Restricted Stock Unit Award Under the Fossil Group, Inc. 2016 Long-Term Incentive Plan for Performance Grants (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on August 11, 2016).

Exhibit Number		Description
10.19	(2)	Form of Executive Severance Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 8, 2016).
10.20
Second Amended & Restated Credit Agreement, dated as of January 29, 2018, by and among Fossil Group, Inc., Fossil Group Europe GMBH, certain of the Company’s foreign subsidiaries and certain lenders party thereto, Wells Fargo Bank, National Association, as administrative agent and an issuing lender, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as syndication agents, HSBC Bank USA, National Association, Compass Bank and Fifth Third Bank, as documentation agents, and Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 30, 2018).

10.21	(2)	Fossil Group, Inc. 2015 Cash Incentive Plan (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K filed on March 1, 2017).
10.22	(2)	Fossil Group, Inc. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K filed on March 1, 2017).
10.23	(2)
Addendum to Executive Severance Agreement, by and between Fossil Group Inc. and Dennis R. Secor, dated as of August 31, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 5, 2017).

10.24	(2)
Restricted Stock Unit Award under the Fossil Group, Inc. 2016 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed November 9, 2017).

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