Form 10-Q
period 2018-03-31
Fossil Group, Inc.
filed 2018-05-10
CIK 883569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

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

The number of shares of the registrant’s common stock outstanding as of May 3, 2018: 49,238,885

FOSSIL GROUP, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED MARCH 31, 2018

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
IN THOUSANDS

	March 31, 2018	December 30, 2017
Assets
Current assets:
Cash and cash equivalents	$229,863	$231,244
Accounts receivable - net of allowances of $36,784 and $88,128, respectively	234,164	367,013
Inventories	530,706	573,788
Prepaid expenses and other current assets	161,691	118,943
Total current assets	1,156,424	1,290,988
Property, plant and equipment - net of accumulated depreciation of $447,450 and $431,914, respectively	208,477	219,742
Intangible and other assets-net	150,770	147,642
Total long-term assets	359,247	367,384
Total assets	$1,515,671	$1,658,372
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$133,734	$204,981
Short-term and current portion of long-term debt	127,103	2,144
Accrued expenses:
Compensation	58,571	70,725
Royalties	15,334	39,874
Customer liabilities	67,718	27,946
Transaction taxes	17,515	36,547
Other	92,604	109,211
Income taxes payable	11,318	17,660
Total current liabilities	523,897	509,088
Long-term income taxes payable	49,762	47,093
Deferred income tax liabilities	2,738	1,096
Long-term debt	335,536	443,942
Other long-term liabilities	77,183	76,206
Total long-term liabilities	465,219	568,337
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, 48,900 and 48,643 shares issued and outstanding at March 31, 2018 and December 30, 2017, respectively	489	486
Additional paid-in capital	251,246	242,263
Retained earnings	334,838	409,653
Accumulated other comprehensive income (loss)	(65,125)	(76,269)
Total Fossil Group, Inc. stockholders’ equity	521,448	576,133
Noncontrolling interest	5,107	4,814
Total stockholders’ equity	526,555	580,947
Total liabilities and stockholders’ equity	$1,515,671	$1,658,372

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
UNAUDITED
IN THOUSANDS, EXCEPT PER SHARE DATA

	For the 13 Weeks Ended March 31, 2018	For the 13 Weeks Ended April 1, 2017
Net sales	$569,156	$581,790
Cost of sales	281,465	292,271
Gross profit	287,691	289,519
Operating expenses:
Selling, general and administrative expenses	294,654	308,498
Restructuring charges	21,318	26,284
Total operating expenses	315,972	334,782
Operating income (loss)	(28,281)	(45,263)
Interest expense	10,691	8,384
Other income (expense) - net	(1,888)	5,638
Income (loss) before income taxes	(40,860)	(48,009)
Provision for income taxes	6,645	(1,220)
Net income (loss)	(47,505)	(46,789)
Less: Net income attributable to noncontrolling interest	768	1,397
Net income (loss) attributable to Fossil Group, Inc.	$(48,273)	$(48,186)
Other comprehensive income (loss), net of taxes:
Currency translation adjustment	$12,301	$10,395
Cash flow hedges - net change	(1,157)	(2,001)
Total other comprehensive income (loss)	11,144	8,394
Total comprehensive income (loss)	(36,361)	(38,395)
Less: Comprehensive income attributable to noncontrolling interest	768	1,397
Comprehensive income (loss) attributable to Fossil Group, Inc.	$(37,129)	$(39,792)
Earnings (loss) per share:
Basic	$(0.99)	$(1.00)
Diluted	$(0.99)	$(1.00)
Weighted average common shares outstanding:
Basic	48,712	48,313
Diluted	48,712	48,313

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
IN THOUSANDS

	For the 13 Weeks Ended March 31, 2018	For the 13 Weeks Ended April 1, 2017
Operating Activities:
Net Income (loss)	$(47,505)	$(46,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	16,019	20,886
Stock-based compensation	4,341	6,336
Decrease in allowance for returns and markdowns	(7,959)	(5,737)
(Gain) loss on disposal of assets	(31)	149
Fixed asset and other long-lived asset impairment losses	81	618
Non-cash restructuring charges	7,169	651
Equity in income of joint venture	141	—
Increase in allowance for doubtful accounts	962	1,572
Loss on extinguishment of debt	718	—
Deferred income taxes and other	4,302	6
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	175,060	144,928
Inventories	18,100	(21,664)
Prepaid expenses and other current assets	(14,461)	(18,604)
Accounts payable	(71,774)	(11,619)
Accrued expenses	(86,375)	(15,829)
Income taxes payable	(3,095)	(3,529)
Net cash (used in) provided by operating activities	(4,307)	51,375
Investing Activities:
Additions to property, plant and equipment	(3,832)	(4,410)
(Increase) decrease in intangible and other assets	(180)	144
Proceeds from the sale of property, plant and equipment	112	—
Net cash used in investing activities	(3,900)	(4,266)
Financing Activities:
Net settlement of restricted grants, restricted stock units and preferred stock units	(855)	(882)
Distribution of noncontrolling interest earnings	(433)	(183)
Debt borrowings	764,125	349,100
Debt payments	(742,497)	(364,689)
Payment for shares of Fossil Accessories South Africa Pty. Ltd.	(1,547)	—
Debt issuance costs	(6,843)	(5,364)
Net cash provided by (used in) financing activities	11,950	(22,018)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3,639)	(1,633)
Net increase in cash, cash equivalents, and restricted cash	104	23,458
Cash, cash equivalents, and restricted cash:
Beginning of period	231,655	297,862
End of period	$231,759	$321,320

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1. FINANCIAL STATEMENT POLICIES
Basis of Presentation. The condensed consolidated financial statements include the accounts of Fossil Group, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”).
The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of March 31, 2018, and the results of operations for the thirteen-week periods ended March 31, 2018 (“First Quarter”) and April 1, 2017 (“Prior Year Quarter”), respectively. All adjustments are of a normal, recurring nature.
These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K filed by the Company pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the fiscal year ended December 30, 2017 (the “2017 Form 10-K”). Operating results for the First Quarter are not necessarily indicative of the results to be achieved for the full fiscal year.
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods reported. Actual results could differ from those estimates. The Company has not made any changes in its significant accounting policies from those disclosed in the 2017 Form 10-K other than the adoption of Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09").
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
Hedging Instruments. The Company is exposed to certain market risks relating to foreign exchange rates and interest rates. The Company actively monitors and attempts to mitigate, but does not eliminate, these exposures using derivative instruments, including foreign exchange forward contracts ("forward contracts") and interest rate swaps. The Company’s foreign subsidiaries periodically enter into forward contracts to hedge the future payment of intercompany inventory transactions denominated in U.S. dollars. Additionally, the Company enters into forward contracts to manage fluctuations in Japanese yen exchange rates that will be used to settle future third-party inventory component purchases by a U.S. dollar functional currency subsidiary. If the Company was to settle its euro, Canadian dollar, British pound, Japanese yen, Mexican peso, Australian dollar and U.S dollar forward contracts as of March 31, 2018, the result would have been a net loss of approximately $12.9 million, net of taxes. This unrealized loss is recognized in other comprehensive income (loss), net of taxes on the Company's consolidated statements of income (loss) and comprehensive income (loss). Additionally, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the cash flows being hedged, any changes in fair value relating to the ineffective portion of these contracts would be recognized in other income (expense)-net on the Company's consolidated statements of income (loss) and comprehensive income (loss). Also, the Company entered into an interest rate swap agreement in order to manage its variable rate debt obligations. The underlying debt related to the interest rate swap was extinguished during the fourth quarter of fiscal year 2017, at which point the interest rate swap was considered a non-designated hedge. Changes in fair value of the interest rate swap are recognized in other income (expense) when the changes occur. To reduce exposure to changes in currency exchange rates adversely affecting the Company’s investment in foreign currency-denominated subsidiaries, the Company periodically enters into forward contracts designated as net investment hedges. Both realized and unrealized gains and losses from net investment hedges are recognized in the cumulative translation adjustment component of other comprehensive income (loss), and will be reclassified into earnings in the event the Company's underlying investments are liquidated or disposed. The Company does not enter into derivative financial instruments for trading or speculative purposes. See “Note 10—Derivatives and Risk Management” for additional disclosures about the Company’s use of derivatives.
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
The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS (in thousands, except per share data):

	For the 13 Weeks Ended March 31, 2018	For the 13 Weeks Ended April 1, 2017
Numerator:
Net income (loss) attributable to Fossil Group, Inc.	$(48,273)	$(48,186)
Denominator:
Basic EPS computation:
Basic weighted average common shares outstanding	48,712	48,313
Basic EPS	$(0.99)	$(1.00)
Diluted EPS computation:
Basic weighted average common shares outstanding	48,712	48,313
Diluted weighted average common shares outstanding	48,712	48,313
Diluted EPS	$(0.99)	$(1.00)
At the end of the First Quarter, approximately 4.8 million weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation because they were antidilutive. The total antidilutive weighted average shares included approximately 1.2 million weighted average performance-based shares at the end of the First Quarter.
At the end of the Prior Year Quarter, approximately 3.1 million weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation because they were antidilutive. Approximately 45,100 weighted average performance shares were not included in the dilutive EPS calculation in the Prior Year Quarter as the performance targets were not met.
Recently Issued Accounting Standards
In February 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). The current standard, ASC Topic 740 - Income Taxes, requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. This includes the tax effects of items in accumulated other comprehensive income ("AOCI") that were originally recognized in other comprehensive income, subsequently creating stranded tax effects. ASU 2018-02 allows a reclassification from AOCI to retained earnings for stranded tax effects specifically resulting from the U.S. federal government's recently enacted tax bill, the Tax Cuts and Jobs Act. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those periods. Early adoption is permitted. The Company does not expect this standard to have a material impact on the Company's consolidated results of operations or financial position.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"). ASU 2017-12 amends and simplifies hedge accounting guidance in order to enable entities to better portray the economics of their risk management activities. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those periods. Early adoption is permitted. The Company is currently evaluating the impact of the standard on its consolidated financial statements and related disclosures.
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
Recently Adopted Accounting Standards
In May 2014, the FASB issued ASU 2014-09 and subsequently issued guidance that amended ASU 2014-09. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted ASU 2014-09 on the first day of the First Quarter using the modified retrospective approach. Under this method of adoption, guidance in ASU 2014-09 was applied to open contracts as of the end of fiscal 2017. The cumulative effect of initially applying the new revenue standard was a reduction to opening retained earnings, with the impact primarily related to the accelerated recognition of markdowns. Results from reporting periods beginning on December 31, 2017 are presented under ASU 2014-09, while prior period amounts are not adjusted. See “Note 2—Revenue” for additional disclosures about the Company’s revenue recognition policy and the impact of adoption.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"). ASU 2016-18 requires that a statement of cash flows explain the change during the period in total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 was effective for the Company beginning fiscal year 2018 and changed the presentation of the condensed consolidated statements of cash flows to now include restricted cash and cash equivalents as well as previously reported cash and cash equivalents in reconciling the period change. The Company adopted ASU 2016-18 using a retrospective transition method. The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of March 31, 2018 and April 1, 2017 that are presented in the condensed consolidated statement of cash flows (in thousands):

	March 31, 2018	April 1, 2017
Cash and cash equivalents	$229,863	$320,748
Restricted cash included in prepaid expenses and other current assets	33	33
Restricted cash included in intangible and other assets-net	1,863	539
Cash, cash equivalents and restricted cash	$231,759	$321,320
The following provisions, which had no material impact on the Company’s financial position, results of operations or cash flows, were also adopted effective the first quarter of fiscal year 2018:

•	ASU 2018-03, Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

•	ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting

•	ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business

•	ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory

•	ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments

•	ASU 2016-04, Liabilities—Extinguishments of Liabilities (Subtopic 405-20)- Recognition of Breakage for Certain Prepaid Stored-Value Products

2. REVENUE
The Company’s revenue consists of sales of finished products to customers through wholesale and retail channels. Revenue from the sale of products, including those that are subject to inventory consignment agreements, is recognized when control of the product is transferred to the customer and in an amount that reflects the consideration the Company expects to be entitled in exchange for the product. The Company generally considers control to transfer either when products ship or when products are delivered depending on the shipping terms in the agreement or purchase order. The Company considers control to have transferred upon shipment or delivery because the Company has a present right to payment, the customer has legal title to the product, the Company has transferred physical possession of the product, and the customer has the significant risks and rewards of the product. Taxes imposed by governmental authorities on the Company's revenue-producing activities with customers, such as sales taxes and value added taxes, are excluded from net sales.
The following tables summarize the impact of adopting ASU 2014-09 on the Company's condensed consolidated balance sheet as of March 31, 2018 and the Company's condensed consolidated statements of income (loss) and comprehensive income (loss) for the 13 weeks ended March 31, 2018 (in thousands):

	March 31, 2018
	As Reported	Without Adoption of ASU 2014-09	Impact of Adoption of ASU 2014-09
Assets
Accounts receivable	$234,164	201,456	32,708
Inventories	530,706	562,620	(31,914)
Prepaid expenses and other current assets	161,691	134,688	27,003
Liabilities
Customer liabilities	$67,718	14,311	53,407

	For the 13 Weeks Ended March 31, 2018
	As Reported	Without Adoption of ASU 2014-09	Impact of Adoption of ASU 2014-09
Net sales	$569,156	567,991	1,165
Cost of sales	281,465	276,554	4,911
Retained earnings adjustments. The following table presents the changes in the retained earnings balance including the cumulative effect of adopting ASU 2014-09, net of taxes (in thousands):

Retained Earnings
Balance at December 30, 2017	$409,653
Net income (loss)	(48,273)
Markdowns adjustment, net of taxes	(27,325)
Sales adjustment, net of taxes	783
Balance at March 31, 2018	$334,838
Markdowns. The Company provides markdowns to certain customers in order to facilitate sales of select styles. Markdowns are estimated at the time of sale using historical data and are recorded as a reduction to revenue. Prior to the adoption of ASU 2014-09, markdowns were not recorded until agreed upon with the customer. The Company's policy is to record its markdown allowance as a reduction of accounts receivable.

Returns. The Company accepts limited returns and may request that a customer return a product if the customer has an excess of any style that the Company has identified as being a poor performer for that customer or geographic location. The Company continually monitors returns and maintains a provision for estimated returns based upon historical experience and any specific issues identified. Product returns are accounted for as reductions to revenue, cost of sales, customer liabilities and an increase to other current assets to the extent the returned product is resalable. While returns have historically been within management's expectations and the provisions established, future return rates may differ from those experienced in the past. In the event that the Company's products are performing poorly in the retail market and/or it experiences product damages or defects at a rate significantly higher than the historical rate, the resulting returns could have an adverse impact on the operating results for the period or periods in which such returns occur.
Cooperative advertising. The Company participates in cooperative advertising programs with its major retail customers, whereby the Company shares the cost of certain of their advertising and promotional expenses. Certain advertising expenses that were previously recorded in SG&A are now recorded as a sales discount due to the requirement under ASU 2014-09 that the service be considered distinct to qualify as a separate performance obligation. All other cooperative advertising expenses continue to be recorded in SG&A.
Multiple performance obligations. The Company enters into contracts with customers for its wearable technology that includes multiple performance obligations. Each distinct performance obligation was determined by whether the customer could benefit from the good or service on its own or together with readily available resources. The Company allocates revenue to each performance obligation based on its relative standalone selling price. The Company’s process for determining standalone selling price considers multiple factors including the Company’s internal pricing model and market trends that may vary depending upon the facts and circumstances related to each performance obligation. Revenue allocated to the hardware and software essential to the functionality of the product represents the majority of the arrangement consideration and is recognized at the time of product delivery, provided the other conditions for revenue recognition have been met. Revenue allocated to free software services provided through the Company's online dashboard and mobile apps as well as revenue allocated to the right to receive future unspecified software updates is deferred and recognized on a straight-line basis over the products estimated usage period of two years.
Disaggregation of revenue. The Company's revenue disaggregated by major product category and timing of revenue recognition was as follows (in thousands):

	For the 13 Weeks Ended March 31, 2018
	Americas	Europe	Asia	Total
Product type
Watches	$195,677	$150,795	$101,143	$447,615
Leathers	38,330	18,038	12,891	69,259
Jewelry	12,024	28,507	1,275	41,806
Other	3,038	4,775	2,663	10,476
Consolidated	$249,069	$202,115	$117,972	$569,156

Timing of revenue recognition
Revenue recognized at a point in time	$248,612	$201,891	$117,869	$568,372
Revenue recognized over time	457	224	103	784
Consolidated	$249,069	$202,115	$117,972	$569,156
Practical expedients and contract balances. As of March 31, 2018, the Company had no material contract assets other than those included in accounts receivable on the Company's condensed consolidated balance sheet and no deferred contract costs. The Company had contract liabilities of $4.6 million and $4.9 million as of December 30, 2017 and March 31, 2018 primarily related to remaining performance obligations on wearable technology products. Additionally, the Company had contract liabilities of $7.2 million as of both December 30, 2017 and March 31, 2018 related to gift cards issued. The Company does not disclose remaining performance obligations related to contracts with durations of one year or less as allowed by the practical expedient applicable to such contracts. These remaining performance obligations primarily relate to unfilled customer orders that will be satisfied in less than one year. This includes confirmed orders and orders that the Company believes will be confirmed by delivery of a formal purchase order. The amount of unfilled customer orders is affected by a number of factors, including seasonality and the scheduling of the manufacture and shipment of products. The Company has also elected to adopt the practical expedient related to shipping and handling fees which allows the Company to account for shipping and handling activities that occur after control of the related good transfers as fulfillment activities instead of assessing such activities as performance obligations.
3. INVENTORIES
Inventories consisted of the following (in thousands):

	March 31, 2018	December 30, 2017
Components and parts	$30,930	$52,837
Work-in-process	7,511	15,983
Finished goods	492,265	504,968
Inventories	$530,706	$573,788

4. WARRANTY LIABILITIES
The Company’s warranty liability is recorded in accrued expenses-other in the Company’s condensed consolidated balance sheets. Warranty liability activity consisted of the following (in thousands):

	For the 13 Weeks Ended March 31, 2018	For the 13 Weeks Ended April 1, 2017
Beginning balance	$19,405	$15,421
Settlements in cash or kind	(3,008)	(1,721)
Warranties issued and adjustments to preexisting warranties (1)	3,777	1,791
Ending balance	$20,174	$15,491
_______________________________________________
(1) Changes in cost estimates related to preexisting warranties are aggregated with accruals for new standard warranties issued and foreign currency changes.

5. INCOME TAXES
The Company’s income tax (benefit) expense and related effective rates were as follows (in thousands, except percentage data):

	For the 13 Weeks Ended March 31, 2018	For the 13 Weeks Ended April 1, 2017
Income tax (benefit) expense	$6,645	$(1,220)
Effective tax rate	(16.3)%	2.5%
The effective tax rate in the First Quarter is negative due to the accrual of income tax expense on entities with positive taxable income against a consolidated First Quarter loss. There was no tax benefit accrued on the net operating losses ("NOLs") of the U.S. and certain foreign entities due to the uncertainty of future income being generated to utilize the NOLs. For these entities in a loss position, the Company has accrued valuation allowances on the deferred tax assets and the NOLs, whereas in the Prior Year Quarter the Company accrued a tax benefit on most deferred tax assets and NOLs. The First Quarter tax rate was also negatively impacted by the Global Intangible Low-Taxed Income (“GILTI”) provision of the Tax Cuts and Jobs Act signed into law last year whereby certain foreign income inclusions absorb the U.S. NOL, effectively resulting in double taxation of that income.
There were also net unfavorable discrete items occurring in the quarter, mostly due to a $2.5 million revision to the estimate of the one-time repatriation tax under the Tax Cuts and Jobs Act. Accounting for the income tax effects of the repatriation tax requires significant judgments and estimates in the interpretation and calculations of its provisions. The Company made reasonable estimates and recorded provisional amounts in its financial statements for fiscal year 2017 as permitted under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, and expects to make additional changes to the estimate during the year as it refines the calculations and implements future expected guidance and regulations from the U.S. Department of Treasury and the Internal Revenue Service.

As of March 31, 2018, the total amount of unrecognized tax benefits, excluding interest and penalties, was $35.3 million, which would favorably impact the effective tax rate in future periods, if recognized. The Company is subject to examinations in various state and foreign jurisdictions for its 2011-2016 tax years, none of which the Company believes are significant, individually or in the aggregate. Tax audit outcomes and timing of tax audit settlements are subject to significant uncertainty.
The Company has classified uncertain tax positions as long-term income taxes payable, unless such amounts are expected to be settled within twelve months of the condensed consolidated balance sheet date. As of March 31, 2018, the Company had recorded $5.1 million of unrecognized tax benefits, excluding interest and penalties, for positions that are expected to be settled within the next twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes receivable/payable. At March 31, 2018, the total amount of accrued income tax-related interest and penalties included in the condensed consolidated balance sheet was $3.0 million and $1.3 million, respectively. The income tax related interest expense accrued in the First Quarter was $0.2 million.

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
At December 30, 2017 and March 31, 2018, all treasury stock had been effectively retired. As of March 31, 2018, the Company had $824.2 million of repurchase authorizations remaining under its combined repurchase programs. The Company is currently prohibited by the terms of its Credit Agreement (as defined in Note 14) from repurchasing additional shares of common stock and did not repurchase any common stock under its authorized stock repurchase plans during the First Quarter or Prior Year Quarter.
Controlling and Noncontrolling Interest. The following tables summarize the changes in equity attributable to controlling and noncontrolling interest (in thousands):

	Fossil Group, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance at December 30, 2017	$576,133	$4,814	$580,947
Net income (loss)	(48,273)	768	(47,505)
Cumulative effect of change in accounting principle, net of tax of $1.1 million (See Note 2—Revenue)	(26,542)	—	(26,542)
Currency translation adjustment	12,301	—	12,301
Cash flow hedges - net change	(1,157)	—	(1,157)
Distribution of noncontrolling interest earnings and other	42	(475)	(433)
Net settlement of restricted stock units and preferred stock units to satisfy employee tax withholding upon vesting	(855)	—	(855)
Stock-based compensation expense	9,799	—	9,799
Balance at March 31, 2018	$521,448	$5,107	$526,555

	Fossil Group, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance at December 31, 2016	$1,006,236	$9,202	$1,015,438
Net income (loss)	(48,186)	1,397	(46,789)
Currency translation adjustment	10,395	—	10,395
Cash flow hedges - net change	(2,001)	—	(2,001)
Distribution of noncontrolling interest earnings	—	(183)	(183)
Net settlement of restricted grants, restricted stock units and preferred stock units to satisfy employee tax withholding upon vesting	(882)	—	(882)
Stock-based compensation expense	6,336	—	6,336
Balance at April 1, 2017	$971,898	$10,416	$982,314
The Company has entered into an agreement to purchase the outstanding minority interest shares in Fossil Accessories South Africa Pty. Ltd. (‘‘Fossil South Africa’’), representing the entire noncontrolling interest in the subsidiary. The purchase price is based on variable payments through fiscal year 2021, assuming the put option is exercised by the seller each year. During the First Quarter, the Company made a payment of $1.5 million towards the purchase price. The present value of the purchase price is measured at $4.9 million as of March 31, 2018. The transaction was accounted for as an equity transaction. The Company recorded $1.9 million of the variable consideration in accrued expenses-other and $3.0 million in other long-term liabilities in the consolidated balance sheets at March 31, 2018.

7. EMPLOYEE BENEFIT PLANS
Stock-Based Compensation Plans. The following table summarizes stock options and stock appreciation rights activity during the First Quarter:

Stock Options and Stock Appreciation Rights	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in Thousands)		(in Years)	(in Thousands)
Outstanding at December 30, 2017	2,177	$50.01	5.3	$—
Granted	—	—		—
Exercised	—	—		—
Forfeited or expired	(100)	47.39		—
Outstanding at March 31, 2018	2,077	50.14	2.0	—
Exercisable at March 31, 2018	1,483	$55.23	2.1	$—

The aggregate intrinsic value shown in the table above is before income taxes and is based on (i) the exercise price for outstanding and exercisable options/rights at March 31, 2018 and (ii) the fair market value of the Company’s common stock on the exercise date for options/rights that were exercised during the First Quarter.

Stock Options and Stock Appreciation Rights Outstanding and Exercisable. The following tables summarize information with respect to stock options and stock appreciation rights outstanding and exercisable at March 31, 2018:

Cash Stock Appreciation Rights Outstanding				Cash Stock Appreciation Rights Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Number of Shares	Weighted- Average Exercise Price
	(in Thousands)		(in Years)	(in Thousands)
$29.78 - $47.99	61	$36.73	1.0	38	$36.73
Total	61	$36.73	1.0	38	$36.73

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Number of Shares	Weighted- Average Exercise Price
	(in Thousands)		(in Years)	(in Thousands)
$13.65 - $29.49	35	$14.12	0.9	35	$14.12
$29.78 - $47.99	43	38.40	1.8	43	38.40
$55.04 - $83.83	87	81.35	2.7	87	81.35
$95.91 - $131.46	124	127.98	3.6	124	127.98
Total	289	$86.74	2.7	289	$86.74

Stock Appreciation Rights Outstanding				Stock Appreciation Rights Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Number of Shares	Weighted- Average Exercise Price
	(in Thousands)		(in Years)	(in Thousands)
$13.65 - $29.49	66	$29.49	4.7	34	$29.49
$29.78 - $47.99	1,452	38.01	1.6	916	38.14
$55.04 - $83.83	124	79.15	3.8	120	79.62
$95.91 - $131.46	85	115.60	3.2	86	115.60
Total	1,727	$44.48	2.0	1,156	$47.94

Restricted Stock, Restricted Stock Units and Performance Restricted Stock Units. The following table summarizes restricted stock, restricted stock unit and performance restricted stock unit activity during the First Quarter:

Restricted Stock, Restricted Stock Units and Performance Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in Thousands)
Nonvested at December 30, 2017	2,981	$20.84
Granted	233	9.03
Vested	(329)	39.62
Forfeited	(201)	23.07
Nonvested at March 31, 2018	2,684	$17.33

The total fair value of restricted stock and restricted stock units vested during the First Quarter was approximately $4.2 million. Vesting of performance restricted stock units is based on achievement of sales growth and operating margin targets in relation to the performance of a certain identified peer group.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables illustrate changes in the balances of each component of accumulated other comprehensive income (loss), net of taxes (in thousands):

	For the 13 Weeks Ended March 31, 2018
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(64,499)	$(10,098)	$(1,672)	$(76,269)
Other comprehensive income (loss) before reclassifications	12,301	(8,312)	—	3,989
Tax (expense) benefit	—	2,137	—	2,137
Amounts reclassed from accumulated other comprehensive income (loss)	—	(5,956)	—	(5,956)
Tax (expense) benefit	—	938	—	938
Total other comprehensive income (loss)	12,301	(1,157)	—	11,144
Ending balance	$(52,198)	$(11,255)	$(1,672)	$(65,125)

	For the 13 Weeks Ended April 1, 2017
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Interest Rate Swaps	Pension Plan	Total
Beginning balance	$(101,867)	$10,693	$(343)	$(3,907)	$(95,424)
Other comprehensive income (loss) before reclassifications	10,395	(1,162)	227	—	9,460
Tax (expense) benefit	—	2,288	(83)	—	2,205
Amounts reclassed from accumulated other comprehensive income (loss)	—	5,553	(248)	—	5,305
Tax (expense) benefit	—	(2,124)	90	—	(2,034)
Total other comprehensive income (loss)	10,395	(2,303)	302	—	8,394
Ending balance	$(91,472)	$8,390	$(41)	$(3,907)	$(87,030)

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
Summary information by operating segment was as follows (in thousands):

	For the 13 Weeks Ended March 31, 2018		For the 13 Weeks Ended April 1, 2017
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
Americas	$249,069	$18,080	$277,543	$25,682
Europe	202,115	26,113	195,680	13,614
Asia	117,972	13,366	108,567	10,957
Corporate	—	(85,840)	—	(95,516)
Consolidated	$569,156	$(28,281)	$581,790	$(45,263)

The following tables reflect net sales for each class of similar products in the periods presented (in thousands, except percentage data):

	For the 13 Weeks Ended March 31, 2018		For the 13 Weeks Ended April 1, 2017
	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches	$447,615	78.7%	$449,770	77.3%
Leathers	69,259	12.2	72,689	12.5
Jewelry	41,806	7.3	47,886	8.2
Other	10,476	1.8	11,445	2.0
Total	$569,156	100.0%	$581,790	100.0%

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
As of March 31, 2018, the Company had the following outstanding forward contracts designated as cash flow hedges that were entered into to hedge the future payments of inventory transactions (in millions):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Euro	206.8	U.S. dollar	244.9
Canadian dollar	75.0	U.S. dollar	58.5
British pound	33.6	U.S. dollar	44.8
Japanese yen	3,216.2	U.S. dollar	29.7
Mexican peso	188.5	U.S. dollar	9.5
Australian dollar	11.9	U.S. dollar	9.2
U.S. dollar	25.5	Japanese yen	2,780.0
Non-designated Hedges. The Company also periodically enters into forward contracts to manage exchange rate risks associated with certain intercompany transactions and for which the Company does not elect hedge accounting treatment. As of March 31, 2018, the Company had non-designated forward contracts of approximately $1.0 million on 14.0 million rand associated with a South African rand-denominated foreign subsidiary. Changes in the fair value of derivatives not designated as hedging instruments are recognized in earnings when they occur.
On July 26, 2013, the Company entered into an approximately five year interest rate swap agreement in order to manage the interest rate risk related to its U.S.-based term loan. Under the terms of the swap, the Company pays a fixed interest rate of 1.288% per annum to the swap counterparty plus the London Interbank Offer Rate ("LIBOR") rate applicable margin of 3.5%. The Company receives interest from the swap counterparty at a variable rate based on 1-month LIBOR. During the fourth quarter of fiscal 2017, the Company paid off its U.S.-based term loan which discontinued the interest rate swap cash flow hedge treatment. Upon termination of the cash flow hedge treatment, changes in the fair value of the interest rate swap are recognized in earnings when they occur.

The effective portion of gains and losses on cash flow hedges that were recognized in other comprehensive income (loss), net of taxes during the First Quarter and Prior Year Quarter are set forth below (in thousands):

	For the 13 Weeks Ended March 31, 2018	For the 13 Weeks Ended April 1, 2017
Cash flow hedges:
Forward contracts	$(6,175)	$1,126
Interest rate swaps	—	144
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$(6,175)	$1,270

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

Derivative Instruments	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	Effect of Derivative Instruments	For the 13 Weeks Ended March 31, 2018	For the 13 Weeks Ended April 1, 2017
Forward contracts designated as cash flow hedging instruments	Other income (expense)-net	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$(5,018)	$3,429
Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$343	$114
Interest rate swap designated as a cash flow hedging instrument	Interest expense	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$—	$(158)
Interest rate swap not designated as a cash flow hedging instrument	Other income (expense)-net	Total gain (loss) recognized in income	$68	$—

The following table discloses the fair value amounts for the Company’s derivative instruments as separate asset and liability values, presents the fair value of derivative instruments on a gross basis, and identifies the line items in the condensed consolidated balance sheets in which the fair value amounts for these categories of derivative instruments are included (in thousands):

	Asset Derivatives				Liability Derivatives
	March 31, 2018		December 30, 2017		March 31, 2018		December 30, 2017
Derivative Instruments	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value
Forward contracts designated as cash flow hedging instruments	Prepaid expenses and other current assets	$1,608	Prepaid expenses and other current assets	$2,291	Accrued expenses- other	$17,274	Accrued expenses- other	$14,798
Forward contracts not designated as cash flow hedging instruments	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	—	Accrued expenses- other	130	Accrued expenses- other	362
Interest rate swap not designated as a cash flow hedging instrument	Prepaid expenses and other current assets	133		195	Accrued expenses- other	—	Accrued expenses- other	—
Forward contracts designated as cash flow hedging instruments	Intangible and other assets-net	157	Intangible and other assets-net	147	Other long-term liabilities	2,652	Other long-term liabilities	2,725
Total		$1,898		$2,633		$20,056		$17,885

At the end of the First Quarter, the Company had forward contracts designated as cash flow hedges with maturities extending through February 2019. As of March 31, 2018, an estimated net loss of $10.7 million is expected to be reclassified into earnings within the next twelve months at prevailing foreign currency exchange rates. See “Note 1—Financial Statement Policies” for additional disclosures on foreign currency hedging instruments.

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
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 (in thousands):

	Fair Value at March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Forward contracts	$—	$1,765	$—	$1,765
Deferred compensation plan assets:
Investment in publicly traded mutual funds	4,826	—	—	4,826
Interest rate swap	—	133	—	133
Total	$4,826	$1,898	$—	$6,724
Liabilities:
Contingent consideration	$—	$—	$4,905	$4,905
Forward contracts	$—	$20,056	—	$20,056
Total	$—	$20,056	$4,905	$24,961
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
The fair values of the Company’s deferred compensation plan assets are based on quoted prices. The deferred compensation plan assets are recorded in intangible and other assets-net in the Company’s condensed consolidated balance sheets. The fair values of the Company’s forward contracts are based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates. The fair values of the interest rate swap asset is determined using valuation models based on market observable inputs, including forward curves, mid-market price and volatility levels. See “Note 10—Derivatives and Risk Management” for additional disclosures about the interest rate swaps and forward contracts.

As of March 31, 2018, debt, excluding unamortized debt issuance costs and capital leases, was recorded at cost and had a carrying value of $468.0 million and a fair value of approximately $464.9 million. As of December 30, 2017, debt, excluding unamortized debt issuance costs and capital leases, was recorded at cost and had a carrying value of $445.9 million and a fair value of approximately $439.2 million. The fair value of debt was based on observable market inputs.
In accordance with the provisions of ASC 360, Property, Plant and Equipment, property, plant and equipment-net with a carrying amount of $1.3 million related to retail store leasehold improvements and fixturing and related key money in the amount of $0.2 million were deemed not recoverable, resulting in an impairment charge of $1.5 million during the First Quarter.
The fair values of assets related to Company-owned retail stores were determined using Level 3 inputs. Of the $1.5 million impairment expense, $1.4 million was recorded in restructuring charges in the Europe segment, and $0.1 million was recorded in SG&A in the Americas segment.
The fair value of the contingent consideration liability related to Fossil South Africa was determined using Level 3 inputs. See "Note 6—Stockholders' Equity" for additional disclosures about the equity transaction. The contingent consideration is based on Fossil South Africa's projected earnings and dividends through fiscal year 2020 with the final payments expected the following year. A discount rate of 14% was used to calculate the present value of the contingent consideration. The present value of the contingent consideration liability was valued at $4.9 million as of March 31, 2018.

12. INTANGIBLE AND OTHER ASSETS

The following table summarizes intangible and other assets (in thousands):

		March 31, 2018		December 30, 2017
	Useful	Gross	Accumulated	Gross	Accumulated
	Lives	Amount	Amortization	Amount	Amortization
Intangibles-subject to amortization:
Trademarks	10 yrs.	$4,310	$3,725	$4,310	$3,676
Customer lists	5-10 yrs.	55,705	35,942	55,164	34,023
Patents	3-20 yrs.	2,325	2,140	2,325	2,132
Noncompete agreement	3-6 yrs.	2,565	2,390	2,553	2,243
Developed technology	7 yrs.	36,100	11,604	36,100	10,314
Other	7-20 yrs.	269	246	266	241
Total intangibles-subject to amortization		101,274	56,047	100,718	52,629
Intangibles-not subject to amortization:
Trade names		38,653		38,643
Other assets:
Key money deposits		27,969	25,348	27,196	23,845
Other deposits		19,608		19,269
Deferred compensation plan assets		4,826		4,806
Deferred tax asset-net		31,663		27,112
Restricted cash		1,863		377
Shop-in-shop		9,026	8,848	8,864	8,606
Tax receivable		478		478
Forward contracts		157		147
Investments		500		500
Other		4,996		4,612
Total other assets		101,086	34,196	93,361	32,451
Total intangible and other assets		$241,013	$90,243	$232,722	$85,080
Total intangible and other assets-net			$150,770		$147,642

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
Amortization expense for intangible assets was approximately $3.0 million and $3.7 million for the First Quarter and Prior Year Quarter, respectively. Estimated aggregate future amortization expense by fiscal year for intangible assets is as follows (in thousands):

Fiscal Year	Amortization Expense
2018 (remaining)	$8,907
2019	$11,627
2020	$11,065
2021	$7,223
2022	$6,286
2023	$67

13. COMMITMENTS AND CONTINGENCIES
Litigation. The Company is occasionally subject to litigation or other legal proceedings in the normal course of its business. The Company does not believe that the outcome of any currently pending legal matters, individually or collectively, will have a material effect on the business or financial condition of the Company.
14. DEBT ACTIVITY
On January 29, 2018, the Company, as U.S. borrower, and certain of its foreign subsidiaries, as non-U.S. borrowers, entered into a Second Amended and Restated Credit Agreement (the "Credit Agreement"). The Credit Agreement provides for (i) revolving credit loans in the amount of $325 million, subject to a borrowing base (as described below), (the "Revolving Credit Facility"), with an up to $45.0 million subfacility for letters of credit, and (ii) a term loan made to the Company in the amount of $425 million (the "Term Loan Facility"). The Credit Agreement expires and is due and payable on December 31, 2020.

Availability under the Revolving Credit Facility and any letters of credit are subject to a borrowing base equal to, (a) with respect to Fossil Group Inc., the sum of (i) 85% of eligible U.S. accounts receivable and 90% of net U.S. credit card receivables (less any dilution reserve), (ii) the lesser of (A) 65% of the lower of cost or market value of eligible U.S. finished good inventory and (B) 85% of the appraised net orderly liquidation value of eligible U.S. finished good inventory, and (iii) until the earlier of (x) March 31, 2018 and (y) the date on which certain foreign subsidiaries of Fossil Group Inc. join the Credit Agreement as non-U.S. borrowers, (A) 35% of eligible foreign accounts receivable of certain pledged foreign subsidiaries, plus (B) the least of (x) 35% of the lower of cost or market value of eligible foreign finished good inventory of such pledged foreign subsidiaries, (y) 35% of the appraised net orderly liquidation value of eligible foreign finished good inventory of such pledged foreign subsidiaries, and (z) $100,000,000, minus (C) all indebtedness for borrowed money of such pledged foreign subsidiaries (subject to exceptions) minus (iv) the aggregate amount of reserves, if any, established by the Administrative Agent in good faith and in the exercise of reasonable business judgment from the perspective of a secured asset-based lender; and (b) with respect to each non-U.S. borrower, the sum of (i) 85% of eligible accounts receivable of the non-U.S. borrowers (less any dilution reserve) and (ii) the least of (A) 65% of the lower of cost or market value of eligible foreign finished goods inventory of the non-U.S. borrowers, (B) 85% of the appraised net orderly liquidation value of eligible foreign finished goods inventory of the non-U.S. borrowers, and (C) $185,000,000 minus (iii) the aggregate amount of reserves, if any, established by the Administrative Agent in good faith and in the exercise of reasonable business judgment from the perspective of a secured asset-based lender.

In connection with the Credit Agreement, the Company and all of its domestic subsidiaries entered into a Collateral Agreement in favor of the Administrative Agent, pursuant to which the Company and such subsidiaries granted liens on all or substantially all of their assets in order to secure the Company’s obligations under the Credit Agreement and the other loan documents (the “Obligations”). Additionally, all of the Company’s domestic subsidiaries entered into a Guaranty Agreement in favor of the Administrative Agent, pursuant to which such subsidiaries guarantee the payment and performance of the Obligations. Additionally, Fossil Group Europe and the other non-U.S. borrowers from time to time party to the Credit

Agreement are required to enter into security instruments with respect to all or substantially all of their assets that can be pledged under applicable local law.

The Credit Agreement amended and restated that certain credit agreement, dated as of March 9, 2015, as amended, which was scheduled to mature on May 17, 2019 (the "Prior Agreement").  As of January 29, 2018, the Company had $497.0 million in aggregate principal amount of revolving credit loans outstanding and no term loans outstanding under the Prior Agreement, all of which was refinanced on January 29, 2018 with borrowings under the Credit Agreement. No penalties or other early termination fees were incurred in connection with the amendment and restatement of the Prior Agreement. The Company recorded a loss of $0.7 million in other income (expense) - net for debt issuance costs associated with the Prior Agreement.

Amounts outstanding under the Revolving Credit Facility bear interest per annum at the (a) LIBOR rate plus the applicable interest margin, (b) the daily LIBOR rate plus the applicable interest margin or (c) the base rate plus the applicable interest margin. The applicable interest margin varies from 4.00% to 5.00% for LIBOR rate loans and daily LIBOR rate loans and 1.50% to 3.00% for base rate loans and is based on the Company’s average daily excess availability under the Revolving Credit Facility for the most recently ended calendar quarter, which is an amount equal (a) the lesser of (i) $325 million and (ii) the aggregate borrowing base minus (b) the amount of all outstanding borrowings and letter of credit obligations under the Revolving Credit Facility, for each day during the applicable period divided by the number of days in such period. The applicable interest margin will increase by 1% per annum on each anniversary of the closing of the Credit Agreement. The base rate loans under the Revolving Credit Facility are available only to the Company and Fossil Group Europe and loans denominated in U.S. dollars.

Amounts outstanding under the Term Loan Facility bear interest at a rate per annum equal to (a) the LIBOR rate plus 7%, increasing to the LIBOR rate plus 8% on the first anniversary of the closing of the Credit Agreement and the LIBOR rate plus 9% on the second anniversary of the closing of the Credit Agreement and thereafter or (b) the base rate plus 5.5%, increasing to the base rate plus 6.5% on the first anniversary of the closing of the Credit Agreement and to the base rate plus 7.5% on the second anniversary of the closing of the Credit Agreement and thereafter.

The Company is required to repay the outstanding principal balance of the Term Loan Facility in the amount of $125 million on March 31, 2019, $75 million on March 31, 2020 and the outstanding balance on December 31, 2020. Additionally, loans under the Credit Agreement may be prepaid, in whole or in part, at the option of the Company, in minimum principal amounts of (a) $1.0 million or increments of $1.0 million in excess thereof, with respect to a base rate loan under the Revolving Credit Facility, (b) $5.0 million or increments of $1.0 million in excess thereof, with respect to a LIBOR rate loan or a daily LIBOR rate loan under the Revolving Credit Facility, and (c) $5.0 million or increments of $1.0 million in excess thereof, with respect to the Term Loan Facility. Loans under the Credit Agreement must be repaid with the net cash proceeds of certain asset sales, insurance and condemnation events, certain debt and equity issuances and certain cash dividends received from the Company’s subsidiaries. The Company may permanently reduce the revolving credit commitment at any time, in whole or in part, without premium or penalty, in a minimum aggregate principal amount of not less than $3.0 million or increments of $1.0 million in excess thereof.

The Company is required to pay a commitment fee on the unused amounts of the commitments under the Revolving Credit Facility, payable quarterly in arrears, of 0.5% on the average daily unused portion of the overall commitment under the Revolving Credit Facility.

The repayment obligation under the Credit Agreement can be accelerated upon the occurrence of an event of default, including the failure to pay principal or interest, a material inaccuracy of a representation or warranty, violation of covenants, cross-default, change in control, bankruptcy events, failure of a loan document provision, certain ERISA events and material judgments.

Financial covenants governing the Credit Agreement require the Company to maintain (a) a minimum fixed charge coverage ratio measured quarterly on a rolling twelve-month basis of 1.15 to 1.00 if the Company’s quarter-end balances of cash and cash equivalents plus the excess availability under the Revolving Credit Facility is less than $200 million; (b) a maximum leverage ratio measured as of the last day of each fiscal quarter for the period of four fiscal quarters ending on such date of (i) 4.5 to 1.0 for the period ending March 31, 2018, (ii) 4.75 to 1.0 for the period ending June 30, 2018, (iii) 5.0 to 1.0 for the period ending September 29, 2018, (iv) 4.25 to 1.0 for the period ending December 29, 2018, (v) 3.75 to 1.0 for each fiscal quarter ending during the period from December 30, 2018 through September 28, 2019, and (vi)  3.5 to 1.0 thereafter; (c) a minimum trailing twelve-month EBITDA tested quarterly of $110 million (beginning with the fiscal quarter ending December 29, 2018); (d) a minimum liquidity covenant of unrestricted cash and cash equivalents plus available and unused capacity under the Revolving Credit Facility equal to $160 million; and (e) maximum capital expenditures of $35 million per year. Additionally, the Company is restricted from making open market repurchases of its common stock.

The Company had net borrowings of $400.0 million under the Term Loan during the First Quarter. The Company had net payments of $378.0 million under the Revolving Credit Facility and revolving credit loans under the Prior Agreement during the First Quarter. Amounts available under the Revolving Credit Facility were reduced by any amounts outstanding under standby letters of credit. As of March 31, 2018, the Company had available borrowing capacity of $216.8 million under the Revolving Credit Facility. The Company incurred approximately $6.2 million of interest expense related to the Term Loan during the First Quarter. The Company incurred approximately $2.9 million of interest expense related to the Revolving Credit Facility and the revolving credit loans under the Prior Agreement during the First Quarter. The Company incurred approximately $0.9 million of interest expense related to the amortization of debt issuance costs during the First Quarter.

15. RESTRUCTURING
The Company implemented a multi-year restructuring program that began in fiscal year 2016 called New World Fossil ("NWF"). As part of NWF, the Company targets to improve operating profit and support sales growth through a leaner infrastructure and an enhanced business model. The Company is working to achieve greater efficiencies from production to distribution through activities such as organizational changes, reducing its overall product assortment, optimizing its base cost structure and consolidating facilities. The Company also intends to build a quicker and more responsive operating platform. The Company is reducing its retail footprint to reflect the evolving shopping habits of today's consumer, which includes restructuring costs, such as store impairment, recorded lease obligations and termination fees and accelerated depreciation. Of the total estimated $150 million restructuring charges, approximately $27.8 million, $48.2 million and $21.3 million were recorded during fiscal year 2016, fiscal year 2017 and the First Quarter, respectively. The Company estimates total fiscal year 2018 NWF restructuring charges of approximately $55 million.

The following table shows a rollforward of the accrued liability related to the Company’s restructuring plan (in thousands):

	For the 13 Weeks Ended March 31, 2018
	Liabilities				Liabilities
	December 30, 2017	Charges	Cash Payments	Non-cash Items	March 31, 2018
Store closures	$2,973	$8,556	$5,413	$1,711	$4,405
Professional services	185	1,158	645	—	698
Severance and employee-related benefits	1,317	11,604	4,128	5,458	3,335
Total	$4,475	$21,318	$10,186	$7,169	$8,438

	For the 13 Weeks Ended April 1, 2017
	Liabilities				Liabilities
	December 31, 2016	Charges	Cash Payments	Non-cash Items	April 1, 2017
Store closures	$4,546	$2,724	$1,118	$651	$5,501
Professional services	794	574	1,276	—	92
Severance and employee-related benefits	—	22,986	20,883	—	2,103
Total	$5,340	$26,284	$23,277	$651	$7,696

Restructuring charges by operating segment were as follows (in thousands):

	For the 13 Weeks Ended March 31, 2018	For the 13 Weeks Ended April 1, 2017
Americas	$8,124	$6,178
Europe	3,367	5,522
Asia	695	4,786
Corporate	9,132	9,798
Consolidated	$21,318	$26,284

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of the financial condition and results of operations of Fossil Group, Inc. and its subsidiaries for the thirteen week period ended March 31, 2018 (the “First Quarter”) as compared to the thirteen week period ended April 1, 2017 (the “Prior Year Quarter”). This discussion should be read in conjunction with the condensed consolidated financial statements and the related notes thereto.
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
Domestically, we sell our products through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, Company-owned retail and outlet stores, mass market stores and through our FOSSIL® website. Our wholesale customer base includes, among others, Amazon, Best Buy, Dillard’s, JCPenney, Kohl’s, Macy’s, Neiman Marcus, Nordstrom, Saks Fifth Avenue, Target and Wal-Mart. In the United States, our network of Company-owned stores included 64 retail stores located in premier retail sites and 119 outlet stores located in major outlet malls as of March 31, 2018. In addition, we offer an extensive collection of our FOSSIL brand products on our website, www.fossil.com, as well as proprietary and licensed watch and jewelry brands through other managed and affiliated websites.
Internationally, our products are sold to department stores, specialty retail stores and specialty watch and jewelry stores in approximately 150 countries worldwide through 23 Company-owned foreign sales subsidiaries and through a network of approximately 80 independent distributors. Internationally, our network of Company-owned stores included 198 retail stores and 131 outlet stores as of March 31, 2018. Our products are also sold through licensed and franchised FOSSIL retail stores, retail concessions operated by us and kiosks in certain international markets. In addition, we offer an extensive collection of our FOSSIL brand products on our websites in certain countries.
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
For a more complete discussion of the risks facing our business, see “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2017 and "Part II, Item 1A. Risk Factors" of this Quarter Report on Form 10-Q.

Results of Operations
Executive Summary. During the First Quarter, net sales decreased 2% (7% in constant currency), as compared to the Prior Year Quarter as the retail environment continues to go through significant change. There is an ongoing shift away from traditional retail channels to direct channels, such as our own retail stores, our e-commerce sites and third party e-commerce partners. Additionally, strong growth in wearables in the overall wrist market continues to shift spending from our traditional watch business. We are working to gain market share in this fast growing smart watch category while focusing on innovation to improve traditional watch trends. Consumers are continuing to engage with products in an increasingly digital and mobile manner. While our wholesale business continued to contract in the low double-digits, our off-price sales in the wholesale channel were modestly higher than Prior Year Quarter as we continue to focus on improving our inventory position. Store closures negatively impacted direct channel sales by over 300 basis points. These headwinds were partially offset by strong increases in both connected watches and our e-commerce channel.
We have four overall objectives to drive our strategies and initiatives in fiscal year 2018. First, we remain committed to becoming a smaller and more profitable company. While total sales will contract as we exit unprofitable stores and product lines, we expect our operating income will improve. Additionally, we are aiming for a larger part of the operating income improvement to come from our New World Fossil ("NWF") initiative, through a combination of category management programs, direct and indirect sourcing efforts, and organizational efficiency initiatives.
Our second overarching strategy is product innovation, which has always been a cornerstone of our business model. Our outstanding design capabilities begin with traditional watches where we continue to innovate with differentiated new ideas and materials that should resonate well with consumers this year including new innovations in plating techniques, color and eye catching dial designs. Our innovation has transcended into smart watches, through which we expect to launch three new formats of smart watches during fiscal year 2018. Our objective remains to bring fashion, branding and style to the connected watch business, with these new products tailored to each of our brand’s unique point-of view. These new offerings are expected to continue to support growth in our connected product category as demonstrated by the strong growth in the First Quarter, which nearly doubled on a global basis as a category. Given our design and innovation capabilities, we will continue to maintain our size and scale advantage over our competitors, which provides us the resources and the ability to be an industry leader in both traditional watches and fashion-oriented smart watches.  To fully utilize our size and scale advantage, we continue to pursue a number of additional brands to incorporate them into our portfolio of licensed businesses. As a result of these efforts and due to our capabilities across both traditional and smart watches, we recently signed a licensing agreement with PUMA. We believe this new brand is a strong complement to our current portfolio, providing traditional and smart watches in the athletic apparel area.
Our third key strategy is to continue to build upon our recent digital infrastructure improvements and expand our e-commerce programs. We will continue to expand our social media initiatives, such as celebrity campaigns, to increase our social media platform engagement. We will increase our overall investments in digital marketing and optimize our marketing mix to achieve the most efficient paths-to-purchase for our consumers. As a result of these programs, our own e-commerce platforms continue to drive sales growth, expanding in constant dollars 49% globally during the First Quarter with sales growth of 47% in the Americas, 19% in Europe and 147% in Asia.
The last overarching strategy for fiscal year 2018 is to continue the transformation work we began as part of NWF. This is our ongoing comprehensive program to reinvent our company to address changing consumer trends, drive efficiencies and speed throughout the organization, streamline the way we work, enhance our margins and ultimately drive significant economies to the bottom line. We have made significant progress on the initial transformation of the Company, which is projected to drive $200 million in gross margin and efficiency benefits through 2019. The First Quarter benefited from nearly $20 million in gross margin benefits and cost savings. The next phase of NWF is expected to be a multi-year project taking a deeper dive into what our traditional and connected businesses will look like in the next five years. This next phase is intended to deliver margin and cost savings similar to the first phase. We also expect to improve our digital capabilities, not only for marketing and e-commerce, but also for additional consumer insights and advanced analytics.

During the First Quarter, sales of FOSSIL branded products increased 4% (decreased 2% in constant currency), as compared to the Prior Year Quarter. Both FOSSIL branded leathers and jewelry net sales declined compared to the Prior Year Quarter. Leathers declined overall due to continued wholesale channel softness, but performed better in our e-commerce and store channels with improved assortments. FOSSIL brand watch sales increased 10%, (4% in constant currency) during the First Quarter, with smart watches, both display and hybrids, positively impacting the category growth rate by approximately 16 percentage points on a constant currency basis.
Our multi-brand global watch portfolio was flat (declined 6% in constant currency) during the First Quarter, as compared to the Prior Year Quarter and was negatively impacted by the exit of our BURBERRY and ADIDAS businesses. Sales increases in ARMANI and FOSSIL watches were offset by declines in most other brands. While MICHAEL KORS watch sales were flat (decreased 4% in constant currency), we were encouraged by the improvement in the sales trend, which benefited 7 percentage points from growth in connected watches.
Global comparable retail sales, including our stores and our own e-commerce, increased 5% during the First Quarter despite ongoing retail traffic declines, compared to a decrease of 11% in the Prior Year Quarter. Comparable watch sales both online and in our stores increased 8%, further demonstrating the favorable impact that wearables is having on the category.
During the First Quarter, our gross profit margin rate increased 70 basis points to 50.5% compared to 49.8% in the Prior Year Quarter. The increase in gross margin rate was driven by favorable currency impacts combined with the benefits from our NWF margin improvement initiatives and lower markdown levels, partially offset by unfavorable factory cost absorption on lower sales volumes, an increased mix of lower margin connected product and higher volumes of off-price sales, as we remain focused on right-sizing our inventory position. The favorable currency impact, most notably due to the strengthening of the Euro and British pound, increased our gross margin rate by 150 basis points. Other income (expense) decreased unfavorably primarily due to net foreign currency contract losses during the First Quarter as compared to net gains in the Prior Year Quarter. Our negative effective income tax rate in the First Quarter was driven by the recognition of deferred tax asset valuation allowances, as well as, an unfavorable impact from the Tax Cuts and Jobs Act that was signed into law in December 2017. During the First Quarter, our financial performance resulted in a loss of $0.99 per diluted share compared to a loss of $1.00 per diluted share in the Prior Year Quarter. Currencies, including both the translation impact on operating earnings and the impact of foreign currency hedging contracts, favorably affected the earnings comparison in the First Quarter by $0.02 per diluted share.
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

Quarterly Periods Ended March 31, 2018 and April 1, 2017
Consolidated Net Sales. Net sales decreased $12.6 million or 2.2% (7.3% in constant currency), for the First Quarter as compared to the Prior Year Quarter. During the First Quarter, our jewelry business decreased $6.1 million or 12.7% (19.8% in constant currency), and our leathers products decreased $3.4 million or 4.7% (9.2% in constant currency). The weakness in the leathers category was driven by the FOSSIL brand, while the decrease in the jewelry category was largely driven by both the MICHAEL KORS and FOSSIL brands. Global watch sales decreased $2.2 million or 0.5% (5.5% in constant currency), due to declines in traditional watches, partially offset by increases in connected watches.

Net sales information by product category is summarized as follows (dollars in millions):

	For the 13 Weeks Ended March 31, 2018		For the 13 Weeks Ended April 1, 2017
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$447.6	78.7%	$449.8	77.3%	$(2.2)	(0.5)%	(5.5)%
Leathers	69.3	12.2	72.7	12.5	(3.4)	(4.7)	(9.2)
Jewelry	41.8	7.3	47.9	8.2	(6.1)	(12.7)	(19.8)
Other	10.5	1.8	11.4	2.0	(0.9)	(7.9)	(14.9)
Total	$569.2	100.0%	$581.8	100.0%	$(12.6)	(2.2)%	(7.3)%
In the First Quarter, the translation of foreign-based net sales into U.S. dollars increased reported net sales by approximately $30.1 million, including favorable impacts of $22.3 million, $5.9 million and $1.9 million in our Europe, Asia and Americas segments, respectively, when compared to the Prior Year Quarter.
The following table sets forth consolidated net sales by segment (dollars in millions):

	For the 13 Weeks Ended March 31, 2018		For the 13 Weeks Ended April 1, 2017		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Americas	$249.1	43.8%	$277.5	47.7%	$(28.4)	(10.2)%	(10.9)%
Europe	202.1	35.5	195.7	33.6	6.4	3.3	(8.1)
Asia	118.0	20.7	108.6	18.7	9.4	8.7	3.2
Total	$569.2	100.0%	$581.8	100.0%	$(12.6)	(2.2)%	(7.3)%
Americas Net Sales. Americas net sales decreased $28.4 million or 10.2% (10.9% in constant currency), during the First Quarter in comparison to the Prior Year Quarter with declines in all three product categories, driven primarily by softness in the wholesale channel. Our Americas wholesale business sell-in and sell-out remain down double digits. A third of this sell-in decline was due to our BURBERRY and ADIDAS terminations and the repositioning of our MICHAEL KORS jewelry business. During the First Quarter, watches decreased $17.9 million or 8.4% (9.1% in constant currency), while our leathers business decreased $5.6 million or 12.8% (13.2% in constant currency), and our jewelry category decreased $4.7 million or 28.1% (28.7% in constant currency). Sales declines in the U.S. and to a lesser extent in Canada were partially offset by growth in Mexico. Decreases in traditional watches were partially offset by increases in connected watches, with the strongest performance coming from FOSSIL connected watches. During the First Quarter, net sales of FOSSIL watches increased compared to Prior Year Quarter, while most other brands in the portfolio declined. Comparable retail sales, including our own retail stores and own e-commerce, increased moderately in the region. Our retail channel, with sales growth in the First Quarter, was significantly stronger than our wholesale channel as strong e-commerce and high single-digit comparable store sales in our own retail stores more than offset the negative impact on sales from closing unproductive stores.
The following table sets forth product net sales for the Americas segment on a reported and constant currency basis (dollars in millions):

	For the 13 Weeks Ended March 31, 2018	For the 13 Weeks Ended April 1, 2017
			Growth (Decline)
	Net Sales	Net Sales	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$195.7	$213.6	$(17.9)	(8.4)%	(9.1)%
Leathers	38.3	43.9	(5.6)	(12.8)	(13.2)
Jewelry	12.0	16.7	(4.7)	(28.1)	(28.7)
Other	3.1	3.3	(0.2)	(6.1)	(9.1)
Total	$249.1	$277.5	$(28.4)	(10.2)%	(10.9)%

Europe Net Sales. Europe net sales increased $6.4 million or 3.3% (decreased 8.1% in constant currency) during the First Quarter in comparison to the Prior Year Quarter. Watches increased $6.5 million or 4.5% (declined 6.8% in constant currency), our leathers business increased $1.4 million or 8.4% (declined 4.8% in constant currency) and jewelry declined $1.0 million or 3.4% (14.6% in constant currency). On a constant currency basis, sales declined across all product categories and in our more significant channels, particularly wholesale which was negatively impacted by the BURBERRY and ADIDAS license terminations, the MICHAEL KORS jewelry repositioning and our decision to exit our Europe wholesale leathers business. Additionally, our wholesale customers in certain European countries are experiencing declines in traditional watch sell-through as the European customers increase their adoption of online channels. Comparable retail sales, including our stores and our own e-commerce, were slightly negative during the First Quarter, as positive comparable e-commerce sales were more than offset by negative comparative store sales. Our e-commerce sales growth was strong during the First Quarter and our outlet concepts delivered moderate positive comparable store sales, while our full-price concepts with higher conversion rates could not overcome store traffic declines. Across the Eurozone, sales were down in most major markets including France and the UK. In our watch portfolio, constant dollar net sales increased in ARMANI and ARMANI EXCHANGE and were relatively flat in MICHAEL KORS, while the majority of the remaining brands in the portfolio decreased.
The following table sets forth product net sales for the Europe segment on a reported and constant currency basis (dollars in millions):

	For the 13 Weeks Ended March 31, 2018	For the 13 Weeks Ended April 1, 2017
			Growth (Decline)
	Net Sales	Net Sales	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$150.8	$144.3	$6.5	4.5%	(6.8)%
Leathers	18.0	16.6	1.4	8.4	(4.8)
Jewelry	28.5	29.5	(1.0)	(3.4)	(14.6)
Other	4.8	5.3	(0.5)	(9.4)	(18.9)
Total	$202.1	$195.7	$6.4	3.3%	(8.1)%

Asia Net Sales. Net sales in Asia increased $9.4 million or 8.7% (increased 3.2% in constant currency), driven by increases in watches and leathers and partially offset by jewelry. Positive performances across all channels were driven by strong Chinese New Year results, celebrity marketing campaigns and enhanced outlet promotions combined with improved stock availability of best sellers and earlier shipments of new product offerings. During the First Quarter as compared to the Prior Year Quarter, our watch category increased $9.2 million or 10.0% (4.8% in constant currency), our leathers category increased $0.7 million or 5.7% (flat in constant currency) and our jewelry category decreased $0.4 million or 23.5% (29.4% in constant currency). Our FOSSIL brand net sales increased in Asia, driven by a 19.4% constant currency growth in watches partially offset by a decline in men's leathers. EMPORIO ARMANI, our second largest brand in Asia, posted strong growth driven by both traditional and connected watches. Most other brands were flat to slightly down in constant currency net sales for the First Quarter compared to the Prior Year Quarter. Strong sales growth continued in India and China primarily driven by e-commerce while Malaysia and Hong Kong also had positive sales growth. Most other markets had improving sales trends with Japan and our distributor markets continuing to be the most challenging during the First Quarter. Comparable retail sales, including our stores and our own e-commerce, increased modestly and while the strongest growth was in our e-commerce channel, comparable store sales were positive as well.
The following table sets forth product net sales for the Asia segment on a reported and constant currency basis (dollars in millions):

	For the 13 Weeks Ended March 31, 2018	For the 13 Weeks Ended April 1, 2017
			Growth (Decline)
	Net Sales	Net Sales	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$101.1	$91.9	$9.2	10.0%	4.8%
Leathers	12.9	12.2	0.7	5.7	—
Jewelry	1.3	1.7	(0.4)	(23.5)	(29.4)
Other	2.7	2.8	(0.1)	(3.6)	(14.3)
Total	$118.0	$108.6	$9.4	8.7%	3.2%

The following table sets forth the number of stores by concept on the dates indicated below:

	March 31, 2018				April 1, 2017
	Americas	Europe	Asia	Total	Americas	Europe	Asia	Total
Full price accessory	92	103	55	250	117	116	63	296
Outlets	132	74	44	250	138	73	45	256
Full priced multi-brand	—	6	6	12	—	8	11	19
Total stores	224	183	105	512	255	197	119	571
During the First Quarter, we closed 32 stores and did not open any new stores.
Both stores and our own e-commerce sites are included in comparable retail sales in the thirteenth month of operation. Stores that experience a gross square footage increase of 10% or more due to an expansion and/or relocation are removed from the comparable retail sales base, but are included in total sales. These stores are returned to the comparable retail sales base in the thirteenth month following the expansion and/or relocation. Comparable retail sales also exclude the effects of foreign currency fluctuations.
Gross Profit. Gross profit of $287.7 million in the First Quarter decreased 0.6% in comparison to $289.5 million in the Prior Year Quarter as decreased net sales were mostly offset by the impact of the improved gross profit margin rate. Gross profit margin rate increased 70 basis points to 50.5% in the First Quarter compared to 49.8% in the Prior Year Quarter. The increase in gross margin rate was driven by favorable currency impacts combined with the benefits from our NWF margin improvement initiatives and lower markdown levels, partially offset by unfavorable factory cost absorption on lower sales volumes, an increased mix of lower margin connected product and higher volumes of off-price sales, as we remain focused on right-sizing our inventory position. The favorable currency impact, most notably due to the strengthening of the Euro and British pound, increased our gross margin rate by 150 basis points.
Operating Expenses. Total operating expenses in the First Quarter decreased by $18.8 million or 5.6% to $316.0 million compared to $334.8 million in the Prior Year Quarter. Restructuring costs under our NWF initiative were $21.3 million, primarily related to employee costs and store closings, in the First Quarter as compared to $26.3 million in the Prior Year Quarter. In the First Quarter, selling, general and administrative expenses (“SG&A”) were $13.8 million lower compared to the Prior Year Quarter, primarily as a result of corporate and regional infrastructure reductions driven by our NWF initiatives, as well as lower retail store expenses given the significant number of stores we have closed since the Prior Year Quarter. The translation of foreign-denominated expenses during the First Quarter increased operating expenses by approximately $14.6 million as a result of the weaker U.S. dollar. As a percentage of net sales, SG&A expenses decreased to 51.8% in the First Quarter as compared to 53.0% in the Prior Year Quarter.
Consolidated Operating Income (Loss). Operating income (loss) improved to a loss of $28.3 million in the First Quarter as compared to a loss of $45.3 million in the Prior Year Quarter, primarily driven by corporate and regional infrastructure reductions and lower store costs due to store closures. Net sales declines were mostly offset by our increased gross margin rate. As a percentage of net sales, operating margin (loss) was (5.0)% in the First Quarter compared to (7.8)% in the Prior Year Quarter. Operating margin rate in the First Quarter included a positive impact of approximately 190 basis points due to changes in foreign currencies.
Operating income (loss) by segment is summarized as follows (dollars in millions):

	For the 13 Weeks Ended March 31, 2018	For the 13 Weeks Ended April 1, 2017	Growth (Decline)		Operating Margin %
			Dollars	Percentage	2018	2017
Americas	$18.1	$25.7	$(7.6)	(29.6)%	7.3%	9.3%
Europe	26.1	13.6	12.5	91.9	12.9	7.0
Asia	13.4	10.9	2.5	22.9	11.3	10.1
Corporate	(85.9)	(95.5)	9.6	(10.1)
Total operating income (loss)	$(28.3)	$(45.3)	$17.0	(37.5)%	(5.0)%	(7.8)%
Interest Expense. Interest expense increased by $2.3 million during the First Quarter as a result of higher interest rates on our amended credit facility.

Other Income (Expense)-Net. During the First Quarter, other income (expense)-net was a net expense of $1.9 million in comparison to a net income of $5.6 million in the Prior Year Quarter. This change was primarily driven by net foreign currency contract losses from our hedging program compared to net gains in the Prior Year Quarter.
Provision for Income Taxes. Income tax expense for the First Quarter was $6.6 million, resulting in an effective income tax rate of (16.3)%. For the Prior Year Quarter, the income tax benefit was $1.2 million, resulting in an effective income tax rate of 2.5%. The effective tax rate in the First Quarter was negative due to the accrual of income tax expense on entities with positive taxable income against a consolidated First Quarter loss. There was no tax benefit accrued on the net operating losses ("NOLs") of the U.S. and certain foreign entities due to the uncertainty of future income being generated to utilize the NOLs. For these entities in a loss position, the Company has accrued valuation allowances on the deferred tax assets and the NOLs, whereas in the Prior Year Quarter, the Company accrued a tax benefit on most deferred tax assets and NOLs. The First Quarter tax rate was also negatively impacted by the Global Intangible Low-Taxed Income (“GILTI”) provision of the Tax Cuts and Jobs Act signed into law last year whereby certain foreign income inclusions absorb the U.S. NOL, effectively resulting in double taxation of that income. There were also net unfavorable discrete items occurring in the First Quarter, mostly due to a $2.5 million revision in the estimate of the one-time repatriation tax under the Tax Cuts and Jobs Act. Accounting for the income tax effects of the repatriation tax requires significant judgments and estimates in the interpretation and calculations of its provisions. The Company made reasonable estimates and recorded provisional amounts in its financial statements for fiscal year 2017 as permitted under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act and expects to make additional changes to the estimate during the year as it refines the calculations and implements future expected guidance and regulations from the U.S. Department of Treasury and the Internal Revenue Service.
Net Income (Loss) Attributable to Fossil Group, Inc. First Quarter net income (loss) attributable to Fossil Group, Inc. was a loss of $48.3 million, or $0.99 per diluted share, in comparison to a loss of $48.2 million, or $1.00 per diluted share, in the Prior Year Quarter. Although our operating loss decreased compared to the Prior Year Quarter, driven by lower expenses and improved gross margin rates on lower sales, our net loss slightly increased due to increased income tax expense, fewer transactional foreign currency gains and increased interest expense compared to the Prior Year Quarter. The translation benefit due to the weaker U.S. dollar increased diluted earnings per share by approximately $0.02 quarter-over-quarter. Diluted earnings (loss) per share in the First Quarter included a restructuring charge of $0.35, the same as the Prior Year Quarter.

Liquidity and Capital Resources
Our cash and cash equivalents balance at the end of the First Quarter was $229.9 million, including $223.2 million held in banks outside the U.S., in comparison to cash and cash equivalents of $320.7 million at the end of the Prior Year Quarter and $231.2 million at the end of fiscal year 2017. Historically, our business operations have not required substantial cash during the first several months of our fiscal year. Generally, starting in the third quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our quarterly cash requirements are also impacted by strategic investments such as acquisitions, other capital expenditures and restructuring charges. We believe cash from operating activities as well as amounts available under our credit facilities are sufficient to meet our cash needs for the next 12 months.
For the First Quarter, we had an operating cash flow deficit of $4.3 million as a net decrease in working capital items of $17.5 million was more than offset by net operating losses of $47.5 million less net non-cash items of $25.7 million. We had net debt borrowings of $21.6 million and capital expenditures of $3.8 million.
Accounts receivable, net of allowances, decreased by 4.5% to $234.2 million at the end of the First Quarter compared to $245.3 million at the end of the Prior Year Quarter. Days sales outstanding for our wholesale businesses for the First Quarter remained relatively flat at 51 days compared to 50 days in the Prior Year Quarter.
Accounts payable at the end of the First Quarter was $133.7 million, which decreased by 11.6% from the end of the Prior Year Quarter ending accounts payable balance of $151.2 million. The decrease in accounts payable in the First Quarter was largely due to reductions in inventory purchases.
Inventory at the end of the First Quarter was $530.7 million, which decreased by 7.1% from the end of the Prior Year Quarter ending inventory balance of $571.5 million as we are making progress on our inventory reduction efforts and have significantly reduced our inventories of traditional watches. We remain focused on clearing previous generation connected products over the next few fiscal quarters.

At the end of the First Quarter, we had net working capital of $632.5 million compared to net working capital of $893.6 million at the end of the Prior Year Quarter. At the end of the First Quarter, we had approximately $127.1 million of short-term borrowings and $335.5 million in long-term debt.
For fiscal year 2018, we expect total capital expenditures to be approximately $25 million. Of this amount, we expect approximately 35% will be for technology and facilities maintenance, approximately 40% will be for strategic growth, including investments in omni-channel, global concessions and technology, and approximately 25% will be for retail store renovations and enhancements. Our capital expenditure budget and allocation of it to the foregoing investments are estimates and are subject to change. We believe that cash flows from operations combined with existing cash on hand and amounts available under our credit facilities will be sufficient to fund our working capital needs and planned capital expenditures for the next twelve months.

On January 29, 2018, we and certain of our foreign subsidiaries, as non-U.S. borrowers, entered into a Second Amended and Restated Credit Agreement (the "Credit Agreement"). The Credit Agreement provides for (i) revolving credit loans in the amount of $325 million, subject to a borrowing base (as described below) (the "Revolving Credit Facility"), with an up to $45.0 million subfacility for letters of credit, and (ii) a term loan in the amount of $425 million (the "Term Loan Facility"). The Credit Agreement expires and is due and payable on December 31, 2020.

Availability under the Revolving Credit Facility and any letters of credit are subject to a borrowing base equal to, (a) with respect to Fossil Group Inc., the sum of (i) 85% of eligible U.S. accounts receivable and 90% of net U.S. credit card receivables (less any dilution reserve), (ii) the lesser of (A) 65% of the lower of cost or market value of eligible U.S. finished good inventory and (B) 85% of the appraised net orderly liquidation value of eligible U.S. finished good inventory, and (iii) until the earlier of (x) March 31, 2018 and (y) the date on which certain of our foreign subsidiaries join the Credit Agreement as non-U.S. borrowers, (A) 35% of eligible foreign accounts receivable of certain pledged foreign subsidiaries, plus (B) the least of (x) 35% of the lower of cost or market value of eligible foreign finished good inventory of such pledged foreign subsidiaries, (y) 35% of the appraised net orderly liquidation value of eligible foreign finished good inventory of such pledged foreign subsidiaries, and (z) $100,000,000, minus (C) all indebtedness for borrowed money of such pledged foreign subsidiaries (subject to exceptions) minus (iv) the aggregate amount of reserves, if any, established by the Administrative Agent in good faith and in the exercise of reasonable business judgment from the perspective of a secured asset-based lender; and (b) with respect to each non-U.S. borrower, the sum of (i) 85% of eligible accounts receivable of the non-U.S. borrowers (less any dilution reserve) and (ii) the least of (A) 65% of the lower of cost or market value of eligible foreign finished goods inventory of the non-U.S. borrowers, (B) 85% of the appraised net orderly liquidation value of eligible foreign finished goods inventory of the non-U.S. borrowers, and (C) $185,000,000 minus (iii) the aggregate amount of reserves, if any, established by the Administrative Agent in good faith and in the exercise of reasonable business judgment from the perspective of a secured asset-based lender.

In connection with the Credit Agreement, we and all of our domestic subsidiaries entered into a Collateral Agreement in favor of the Administrative Agent, pursuant to which we and our subsidiaries granted liens on all or substantially all of our assets in order to secure our obligations under the Credit Agreement and the other loan documents (the “Obligations”). Additionally, all of our domestic subsidiaries entered into a Guaranty Agreement in favor of the Administrative Agent, pursuant to which such subsidiaries guarantee the payment and performance of the Obligations. Additionally, Fossil Group Europe and the other non-U.S. borrowers from time to time party to the Credit Agreement are required to enter into security instruments with respect to all or substantially all of their assets that can be pledged under applicable local law.

The Credit Agreement amended and restated that certain credit agreement, dated as of March 9, 2015, as amended, which was scheduled to mature on May 17, 2019 (the "Prior Agreement").  As of January 29, 2018, we had $497.0 million in aggregate principal amount of revolving credit loans and no term loans outstanding under the Prior Agreement, all of which was refinanced on January 29, 2018 with borrowings under the Credit Agreement. No penalties or other early termination fees were incurred in connection with the amendment and restatement of the Prior Agreement. We recorded a loss of $0.7 million in other income (expense) - net for debt issuance costs associated with the Prior Agreement.

Amounts outstanding under the Revolving Credit Facility bear interest per annum at the (a) LIBOR rate plus the applicable interest margin, (b) the daily LIBOR rate plus the applicable interest margin or (c) the base rate plus the applicable interest margin. The applicable interest margin varies from 4.00% to 5.00% for LIBOR rate loans and daily LIBOR rate loans and 1.50% to 3.00% for base rate loans and is based on our average daily excess availability under the Revolving Credit Facility for the most recently ended calendar quarter, which is an amount equal (a) the lesser of (i) $325 million and (ii) the aggregate borrowing base minus (b) the amount of all outstanding borrowings and letter of credit obligations under the Revolving Credit Facility, for each day during the applicable period divided by the number of days in such period. The applicable interest margin will increase by 1% per annum on each anniversary of the closing of the Credit Agreement.

Amounts outstanding under the Term Loan Facility bear interest at a rate per annum equal to (a) the LIBOR rate plus 7%, increasing to the LIBOR rate plus 8% on the first anniversary of the closing of the Credit Agreement and the LIBOR rate plus 9% on the second anniversary of the closing of the Credit Agreement and thereafter or (b) the base rate plus 5.5%, increasing to the base rate plus 6.5% on the first anniversary of the closing of the Credit Agreement and to the base rate plus 7.5% on the second anniversary of the closing of the Credit Agreement and thereafter.

We are required to repay the outstanding principal balance of the Term Loan Facility in the amount of $125 million on March 31, 2019, $75 million on March 31, 2020 and the outstanding balance on December 31, 2020. Additionally, loans under the Credit Agreement may be prepaid, in whole or in part, at our option, in minimum principal amounts of (a) $1.0 million or increments of $1.0 million in excess thereof, with respect to a base rate loan under the Revolving Credit Facility, (b) $5.0 million or increments of $1.0 million in excess thereof, with respect to a LIBOR rate loan or a daily LIBOR rate loan under the Revolving Credit Facility, and (c) $5.0 million or increments of $1.0 million in excess thereof, with respect to the Term Loan Facility. Loans under the Credit Agreement must be repaid with the net cash proceeds of certain asset sales, insurance and condemnation events, certain debt and equity issuances and certain cash dividends received from our subsidiaries. We may permanently reduce the revolving credit commitment at any time, in whole or in part, without premium or penalty, in a minimum aggregate principal amount of not less than $3.0 million or increments of $1.0 million in excess thereof.

We are required to pay a commitment fee on the unused amounts of the commitments under the Revolving Credit Facility, payable quarterly in arrears, of 0.5% on the average daily unused portion of the overall commitment under the Revolving Credit Facility.

The repayment obligation under the Credit Agreement can be accelerated upon the occurrence of an event of default, including the failure to pay principal or interest, a material inaccuracy of a representation or warranty, violation of covenants, cross-default, change in control, bankruptcy events, failure of a loan document provision, certain ERISA events and material judgments.

Financial covenants governing the Credit Agreement require us to maintain (a) a minimum fixed charge coverage ratio measured quarterly on a rolling twelve-month basis of 1.15 to 1.00 if the Company’s quarter-end balances of cash and cash equivalents plus the excess availability under the Revolving Credit Facility is less than $200 million; (b) a maximum leverage ratio measured as of the last day of each fiscal quarter for the period of four fiscal quarters ending on such date of (i) 4.5 to 1.0 for the period ending March 31, 2018, (ii) 4.75 to 1.0 for the period ending June 30, 2018, (iii) 5.0 to 1.0 for the period ending September 29, 2018, (iv) 4.25 to 1.0 for the period ending December 29, 2018, (v) 3.75 to 1.0 for each fiscal quarter ending during the period from December 30, 2018 through September 28, 2019, and (vi)  3.5 to 1.0 thereafter; (c) a minimum trailing twelve-month EBITDA tested quarterly of $110 million (beginning with the fiscal quarter ending December 29, 2018); (d) a minimum liquidity covenant of unrestricted cash and cash equivalents plus available and unused capacity under the Revolving Credit Facility equal to $160 million; and (e) maximum capital expenditures of $35 million per year. Additionally, we are restricted from making open market repurchases of its common stock.
During the First Quarter, we had net borrowings of $400.0 million under the Term Loan at an average annual interest rate of 8.6%. Additionally, we had net payments of $378.0 million under the Revolving Credit Facility and revolving credit loans under the Prior Agreement during the First Quarter at an average annual interest rate of 5.44%. As of March 31, 2018, we had $400.0 million and $67.0 million outstanding under the Term Loan and the Revolving Credit Facility, respectively. As of March 31, 2018, we also had unamortized debt issuance costs of $9.9 million, which reduce the corresponding debt liability. In addition, we had $0.8 million of outstanding standby letters of credit at March 31, 2018. Amounts available under the Revolving Credit Facility are reduced by any amounts outstanding under standby letters of credit. As of March 31, 2018, we had available borrowing capacity of $216.8 million under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility were mainly used to fund normal operating expenses and capital expenditures. At March 31, 2018, we were in compliance with all debt covenants related to all our credit facilities.
Off Balance Sheet Arrangements
As of March 31, 2018, there were no material changes to our off balance sheet arrangements as set forth in commitments and contingencies in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017.

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
In May 2014, the Financial Accounting Standards Board issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) and subsequently issued guidance that amended ASU 2014-09. We adopted ASU 2014-09 in January 2018 using the modified retrospective approach. As a result of the new guidance, we began estimating markdowns given to customers at the time of sale using historical data. Markdowns are recorded as a reduction of revenue and accounts receivable. Prior to the adoption of ASU 2014-09, markdowns were recorded when agreed upon with the customer.
Other than noted above and in "Note 1—Financial Statement Policies" and "Note 2—Revenue" to the condensed consolidated financial statements, there have been no changes to the critical accounting policies disclosed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017.

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
In addition to the factors listed above, our actual results may differ materially due to the other risks and uncertainties discussed in this Quarterly Report on Form 10-Q and the risks and uncertainties set forth in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017. Accordingly, readers of this Quarterly Report on Form 10-Q should consider these facts in evaluating the information and are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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
The following table shows our outstanding forward contracts designated as cash flow hedges for inventory transactions (in millions) at March 31, 2018 and their expiration dates.

Functional Currency		Contract Currency
Type	Amount	Type	Amount	Expiring Through
Euro	206.8	U.S. dollar	244.9	November 2019
Canadian dollar	75.0	U.S. dollar	58.5	December 2019
British pound	33.6	U.S. dollar	44.8	December 2019
Japanese yen	3,216.2	U.S. dollar	29.7	December 2019
Mexican peso	188.5	U.S. dollar	9.5	September 2018
Australian dollar	11.9	U.S. dollar	9.2	December 2018
U.S. dollar	25.5	Japanese yen	2,780.0	February 2019
If we were to settle our euro, Canadian dollar, British pound, Japanese yen, Mexican peso, Australian dollar and U.S. dollar based forward contracts hedging inventory transactions as of March 31, 2018, the net result would have been a net loss of approximately $12.9 million, net of taxes. As of March 31, 2018, a 10% unfavorable change in the U.S. dollar strengthening against foreign currencies to which we have balance sheet transactional exposures would have decreased net pre-tax income by $10.5 million. The translation of the balance sheets of our foreign-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. As of March 31, 2018, a 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would have reduced consolidated stockholders' equity by approximately $53.5 million.
Interest Rate Risk
We are subject to interest rate volatility with regard to debt borrowings. Based on our variable-rate debt outstanding as of March 31, 2018, a 100 basis point increase in interest rates would increase annual interest expense by approximately $4.7 million.

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
Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of March 31, 2018.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no shares of common stock repurchased under any of our repurchase programs during the First Quarter.
Item 5. Other Information
We mutually agreed with Karl Lagerfeld B.V. to terminate, effective April 1, 2018, the watch license between the parties, subject to a sell-off period.

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

3.3	Fifth Amended and Restated Bylaws of Fossil Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on April 3, 2017).

10.1	Second A&R Credit Facility (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 30, 2018).

31.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

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

FOSSIL GROUP, INC.

May 10, 2018	/S/ JEFFREY N. BOYER
Jeffrey N. Boyer
Executive Vice President, Chief Financial Officer and Treasurer (Principal financial and accounting officer duly authorized to sign on behalf of the Registrant)