Form 10-Q
period 2018-06-30
Fossil Group, Inc.
filed 2018-08-09
CIK 883569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

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

The number of shares of the registrant’s common stock outstanding as of August 2, 2018: 49,389,289

FOSSIL GROUP, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED JUNE 30, 2018

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
IN THOUSANDS

	June 30, 2018	December 30, 2017
Assets
Current assets:
Cash and cash equivalents	$241,797	$231,244
Accounts receivable - net of allowances of $25,085 and $88,128, respectively	204,651	367,013
Inventories	497,814	573,788
Prepaid expenses and other current assets	125,000	118,943
Total current assets	1,069,262	1,290,988
Property, plant and equipment - net of accumulated depreciation of $445,685 and $431,914, respectively	200,113	219,742
Intangible and other assets-net	136,826	147,642
Total long-term assets	336,939	367,384
Total assets	$1,406,201	$1,658,372
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$139,464	$204,981
Short-term and current portion of long-term debt	127,721	2,144
Accrued expenses:
Compensation	56,149	70,725
Royalties	15,028	39,874
Customer liabilities	56,066	27,946
Transaction taxes	22,229	36,547
Other	78,507	109,211
Income taxes payable	12,341	17,660
Total current liabilities	507,505	509,088
Long-term income taxes payable	41,154	47,093
Deferred income tax liabilities	2,464	1,096
Long-term debt	268,367	443,942
Other long-term liabilities	69,864	76,206
Total long-term liabilities	381,849	568,337
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, 49,339 and 48,643 shares issued and outstanding at June 30, 2018 and December 30, 2017, respectively	493	486
Additional paid-in capital	257,269	242,263
Retained earnings	327,038	409,653
Accumulated other comprehensive income (loss)	(69,832)	(76,269)
Total Fossil Group, Inc. stockholders’ equity	514,968	576,133
Noncontrolling interest	1,879	4,814
Total stockholders’ equity	516,847	580,947
Total liabilities and stockholders’ equity	$1,406,201	$1,658,372

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
UNAUDITED
IN THOUSANDS, EXCEPT PER SHARE DATA

	For the 13 Weeks Ended June 30, 2018	For the 13 Weeks Ended July 1, 2017	For the 26 Weeks Ended June 30, 2018	For the 26 Weeks Ended July 1, 2017
Net sales	$576,583	$596,846	$1,145,739	$1,178,636
Cost of sales	267,574	295,499	549,038	587,771
Gross profit	309,009	301,347	596,701	590,865
Operating expenses:
Selling, general and administrative expenses	287,235	314,210	581,891	622,707
Goodwill and trade name impairments	6,212	407,128	6,212	407,128
Restructuring charges	14,549	9,765	35,866	36,049
Total operating expenses	307,996	731,103	623,969	1,065,884
Operating income (loss)	1,013	(429,756)	(27,268)	(475,019)
Interest expense	11,067	11,641	21,759	20,025
Other income (expense) - net	(555)	2,002	(2,442)	7,640
Income (loss) before income taxes	(10,609)	(439,395)	(51,469)	(487,404)
Provision for income taxes	(3,372)	(96,296)	3,273	(97,516)
Net income (loss)	(7,237)	(343,099)	(54,742)	(389,888)
Less: Net income attributable to noncontrolling interest	563	1,613	1,331	3,010
Net income (loss) attributable to Fossil Group, Inc.	$(7,800)	$(344,712)	$(56,073)	$(392,898)
Other comprehensive income (loss), net of taxes:
Currency translation adjustment	$(19,057)	$16,461	$(6,756)	$26,856
Cash flow hedges - net change	14,350	(9,592)	13,193	(11,593)
Total other comprehensive income (loss)	(4,707)	6,869	6,437	15,263
Total comprehensive income (loss)	(11,944)	(336,230)	(48,305)	(374,625)
Less: Comprehensive income attributable to noncontrolling interest	563	1,613	1,331	3,010
Comprehensive income (loss) attributable to Fossil Group, Inc.	$(12,507)	$(337,843)	$(49,636)	$(377,635)
Earnings (loss) per share:
Basic	$(0.16)	$(7.11)	$(1.15)	$(8.12)
Diluted	$(0.16)	$(7.11)	$(1.15)	$(8.12)
Weighted average common shares outstanding:
Basic	49,228	48,484	48,970	48,399
Diluted	49,228	48,484	48,970	48,399

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
IN THOUSANDS

	For the 26 Weeks Ended June 30, 2018	For the 26 Weeks Ended July 1, 2017
Operating Activities:
Net Income (loss)	$(54,742)	$(389,888)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	31,092	42,085
Stock-based compensation	11,253	14,131
Decrease in allowance for returns and markdowns	(31,563)	(12,129)
Loss on disposal of assets	660	1,538
Property, plant and equipment and other long-lived asset impairment losses	1,648	2,722
Goodwill and trade name impairment losses	6,212	407,128
Non-cash restructuring charges	7,403	4,420
Increase in allowance for doubtful accounts	2,172	2,795
Loss on extinguishment of debt	718	—
Deferred income taxes and other	8,106	(100,272)
Contingent consideration remeasurement	(1,257)	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	205,517	166,647
Inventories	33,878	(64,483)
Prepaid expenses and other current assets	12,571	(6,494)
Accounts payable	(65,892)	(1,836)
Accrued expenses	(79,135)	(28,259)
Income taxes payable	(11,291)	(2,715)
Net cash provided by operating activities	77,350	35,390
Investing Activities:
Additions to property, plant and equipment	(6,264)	(12,788)
(Increase) decrease in intangible and other assets	(524)	523
Proceeds from the sale of property, plant and equipment	115	25
Net cash used in investing activities	(6,673)	(12,240)
Financing Activities:
Proceeds from exercise of stock options	185	—
Net settlement of restricted grants, restricted stock units and preferred stock units	(1,925)	(907)
Distribution of noncontrolling interest earnings	(4,224)	(427)
Debt borrowings	804,573	766,048
Debt payments	(849,573)	(752,354)
Payment for shares of Fossil Accessories South Africa Pty. Ltd.	(1,547)	—
Debt issuance costs	(7,253)	(5,896)
Net cash (used in) provided by financing activities	(59,764)	6,464
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,048	(7,257)
Net increase in cash, cash equivalents, and restricted cash	11,961	22,357
Cash, cash equivalents, and restricted cash:
Beginning of period	231,655	297,862
End of period	$243,616	$320,219

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1. FINANCIAL STATEMENT POLICIES
Basis of Presentation. The condensed consolidated financial statements include the accounts of Fossil Group, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”).
The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of June 30, 2018, and the results of operations for the thirteen-week periods ended June 30, 2018 (“Second Quarter”) and July 1, 2017 (“Prior Year Quarter”), respectively, and the twenty-six week periods ended June 30, 2018 (“Year To Date Period”) and July 1, 2017 (“Prior Year YTD Period”). All adjustments are of a normal, recurring nature.
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
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods reported. Actual results could differ from those estimates. The Company has not made any changes in its significant accounting policies from those disclosed in the 2017 Form 10-K, other than the adoption of Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09").
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
Hedging Instruments. The Company is exposed to certain market risks relating to foreign exchange rates and interest rates. The Company actively monitors and attempts to mitigate, but does not eliminate, these exposures using derivative instruments, including foreign exchange forward contracts ("forward contracts") and interest rate swaps. The Company’s foreign subsidiaries periodically enter into forward contracts to hedge the future payment of intercompany inventory transactions denominated in U.S. dollars. Additionally, the Company enters into forward contracts to manage fluctuations in Japanese yen exchange rates that will be used to settle future third-party inventory component purchases by a U.S. dollar functional currency subsidiary. If the Company was to settle its euro, Canadian dollar, British pound, Japanese yen, Mexican peso, Australian dollar and U.S dollar forward contracts as of June 30, 2018, the result would have been a net gain of approximately $5.0 million, net of taxes. This unrealized gain is recognized in other comprehensive income (loss), net of taxes on the Company's consolidated statements of income (loss) and comprehensive income (loss). Additionally, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the cash flows being hedged, any changes in fair value relating to the ineffective portion of these contracts would be recognized in other income (expense)-net on the Company's consolidated statements of income (loss) and comprehensive income (loss). Also, the Company entered into an interest rate swap agreement in order to manage its variable rate debt obligations. The underlying debt related to the interest rate swap was extinguished during the fourth quarter of fiscal year 2017 and the interest rate swap expired during the Second Quarter. To reduce exposure to changes in currency exchange rates adversely affecting the Company’s investment in foreign currency-denominated subsidiaries, the Company periodically enters into forward contracts designated as net investment hedges. Both realized and unrealized gains and losses from net investment hedges are recognized in the cumulative translation adjustment component of other comprehensive income (loss), and will be reclassified into earnings in the event the Company's underlying investments are liquidated or disposed. The Company does not enter into derivative financial instruments for trading or speculative purposes. See “Note 10—Derivatives and Risk Management” for additional disclosures about the Company’s use of derivatives.
Operating Expenses. Operating expenses include selling, general and administrative expenses (“SG&A”), goodwill and trade name impairment and restructuring charges. SG&A expenses include selling and distribution expenses primarily consisting of sales and distribution labor costs, sales distribution center and warehouse facility costs, depreciation expense related to sales distribution and warehouse facilities, the four-wall operating costs of the Company’s retail stores, point-of-sale expenses, advertising expenses and art, design and product development labor costs. SG&A also includes general and administrative expenses primarily consisting of administrative support labor and “back office” or support costs such as treasury, legal, information services, accounting, internal audit, human resources, executive management costs and costs associated with stock-based compensation. Restructuring charges include costs to reorganize, refine and optimize the Company’s infrastructure as well as store closure expenses. During the Second Quarter, the SKAGEN trade name with a carrying amount of $27.3 million was written down to its implied fair value of $21.1 million, resulting in a pre-tax impairment charges of $6.2 million. In the Prior Year Quarter, the Company fully impaired goodwill and recognized pre-tax impairment charge in operations of $202.3 million, $114.3 million and $42.9 million in the Americas, Europe and Asia segments, respectively. Also in the Prior Year Quarter, the Company recognized pre-tax impairment charges in operations of $28.3 million, $11.8 million, and $7.6 million related to the SKAGEN, MISFIT and MICHELE trade names, respectively.
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
The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS (in thousands, except per share data):

	For the 13 Weeks Ended June 30, 2018	For the 13 Weeks Ended July 1, 2017	For the 26 Weeks Ended June 30, 2018	For the 26 Weeks Ended July 1, 2017
Numerator:
Net income (loss) attributable to Fossil Group, Inc.	$(7,800)	$(344,712)	$(56,073)	$(392,898)
Denominator:
Basic EPS computation:
Basic weighted average common shares outstanding	49,228	48,484	48,970	48,399
Basic EPS	$(0.16)	$(7.11)	$(1.15)	$(8.12)
Diluted EPS computation:
Basic weighted average common shares outstanding	49,228	48,484	48,970	48,399
Diluted weighted average common shares outstanding	49,228	48,484	48,970	48,399
Diluted EPS	$(0.16)	$(7.11)	$(1.15)	$(8.12)
At the end of the Second Quarter and Year To Date Period, approximately 5.2 million and 5.1 million weighted average shares issuable under stock-based awards, respectively, were not included in the diluted EPS calculation because they were antidilutive. The total antidilutive weighted average shares included approximately 1.2 million weighted average performance-based shares at the end of the Second Quarter and Year To Date Period.
At the end of the Prior Year Quarter and Prior Year YTD Period, approximately 4.7 million and 4.1 million weighted average shares issuable under stock-based awards, respectively, were not included in the diluted EPS calculation because they were antidilutive. The total antidilutive weighted average shares included approximately 1.2 million and 1.1 million weighted average performance-based shares at the end of the Prior Year Quarter and Prior Year YTD Period, respectively.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification® (“ASU 2016-02”), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and modifies accounting, presentation and disclosure for both lessors and lessees. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. ASU 2016-02 is effective for annual periods, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases which updates narrow aspects of the guidance issued in ASU 2016-02. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements ("ASU 2018-11") which allows entities to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Many of the Company’s leases are considered operating leases and are not capitalized under ASC 840. Under ASC 842 the majority of these leases will qualify for capitalization and will result in the recognition of lease assets and lease liabilities once the new standard is adopted. The Company is in the process of gathering a complete inventory of its lease contracts and is implementing a new lease accounting system to capture, track and account for lease data. The Company plans to adopt the standard using the optional transition method presented in ASU 2018-11 and expects the standard to have a material impact on the Company's financial position.
Recently Adopted Accounting Standards
In May 2014, the FASB issued ASU 2014-09 and subsequently issued guidance that amended ASU 2014-09. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted ASU 2014-09 on December 31, 2017, the first day of fiscal 2018, using the modified retrospective approach. Under this method of adoption, guidance in ASU 2014-09 was applied to open contracts as of December 30, 2017, the end of fiscal 2017. The cumulative effect of initially applying the new revenue standard was a reduction to opening retained earnings, with the impact primarily related to the accelerated recognition of markdowns. Results from reporting periods beginning on December 31, 2017 are presented under ASU 2014-09, while prior period amounts are not adjusted. See “Note 2—Revenue” for additional disclosures about the Company’s revenue recognition policy and the impact of adoption.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"). ASU 2016-18 requires that a statement of cash flows explain the change during the period in total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 was effective for the Company beginning fiscal year 2018 and changed the presentation of the condensed consolidated statements of cash flows to now include restricted cash and cash equivalents as well as previously reported cash and cash equivalents in reconciling the period change. The Company adopted ASU 2016-18 using a retrospective transition method. The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of June 30, 2018 and July 1, 2017 that are presented in the condensed consolidated statement of cash flows (in thousands):

	June 30, 2018	July 1, 2017
Cash and cash equivalents	$241,797	$319,824
Restricted cash included in prepaid expenses and other current assets	32	33
Restricted cash included in intangible and other assets-net	1,787	362
Cash, cash equivalents and restricted cash	$243,616	$320,219

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
The following tables summarize the impact of adopting ASU 2014-09 on the Company's condensed consolidated balance sheets as of June 30, 2018 and the Company's condensed consolidated statements of income (loss) and comprehensive income (loss) for the Second Quarter and Year To Date Period (in thousands):

	June 30, 2018
	As Reported	Without Adoption of ASU 2014-09	Impact of Adoption of ASU 2014-09
Assets
Accounts receivable	$204,651	$184,394	$20,257
Inventories	497,814	514,571	(16,757)
Prepaid expenses and other current assets	125,000	103,448	21,552
Liabilities
Customer liabilities	$56,066	$16,146	$39,920

	For the 13 Weeks Ended June 30, 2018
	As Reported	Without Adoption of ASU 2014-09	Impact of Adoption of ASU 2014-09
Net sales	$576,583	$568,165	$8,418
Cost of sales	267,574	272,369	(4,795)

	For the 26 Weeks Ended June 30, 2018
	As Reported	Without Adoption of ASU 2014-09	Impact of Adoption of ASU 2014-09
Net sales	$1,145,739	$1,136,156	$9,583
Cost of sales	549,038	548,922	116
Retained Earnings Adjustments. The following table presents the changes in the retained earnings balance including the cumulative effect of adopting ASU 2014-09, net of taxes (in thousands):

Retained Earnings
Balance at December 30, 2017	$409,653
Net income (loss)	(56,073)
Markdowns adjustment, net of taxes	(27,325)
Sales adjustment, net of taxes	783
Balance at June 30, 2018	$327,038
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
Multiple Performance Obligations. The Company enters into contracts with customers for its wearable technology that includes multiple performance obligations. Each distinct performance obligation was determined by whether the customer could benefit from the good or service on its own or together with readily available resources. The Company allocates revenue to each performance obligation based on its relative standalone selling price. The Company’s process for determining standalone selling price considers multiple factors including the Company’s internal pricing model and market trends that may vary depending upon the facts and circumstances related to each performance obligation. Revenue allocated to the hardware and software essential to the functionality of the product represents the majority of the arrangement consideration and is recognized at the time of product delivery, provided the other conditions for revenue recognition have been met. Revenue allocated to free software services provided through the Company's online dashboard and mobile apps as well as revenue allocated to the right to receive future unspecified software updates is deferred and recognized on a straight-line basis over the product's estimated usage period of two years.
Disaggregation of Revenue. The Company's revenue disaggregated by major product category and timing of revenue recognition was as follows (in thousands):

	For the 13 Weeks Ended June 30, 2018
	Americas	Europe	Asia	Total
Product type
Watches	$221,637	$136,760	$104,593	$462,990
Leathers	42,757	12,915	12,248	67,920
Jewelry	10,454	21,151	1,499	33,104
Other	4,415	5,214	2,940	12,569
Consolidated	$279,263	$176,040	$121,280	$576,583

Timing of revenue recognition
Revenue recognized at a point in time	$278,726	$175,792	$121,160	$575,678
Revenue recognized over time	537	248	120	905
Consolidated	$279,263	$176,040	$121,280	$576,583

	For the 26 Weeks Ended June 30, 2018
	Americas	Europe	Asia	Total
Product type
Watches	$417,314	$287,555	$205,736	$910,605
Leathers	81,087	30,953	25,139	137,179
Jewelry	22,477	49,658	2,774	74,909
Other	7,454	9,989	5,603	23,046
Consolidated	$528,332	$378,155	$239,252	$1,145,739

Timing of revenue recognition
Revenue recognized at a point in time	$527,339	$377,683	$239,028	$1,144,050
Revenue recognized over time	993	472	224	1,689
Consolidated	$528,332	$378,155	$239,252	$1,145,739
Practical Expedients and Contract Balances. As of June 30, 2018, the Company had no material contract assets on the Company's condensed consolidated balance sheets and no deferred contract costs. The Company had contract liabilities of $5.1 million and $4.6 million as of June 30, 2018 and December 30, 2017, respectively, primarily related to remaining performance obligations on wearable technology products. Additionally, the Company had contract liabilities of $6.7 million and $7.2 million as of June 30, 2018 and December 30, 2017, respectively, related to gift cards issued. The Company does not disclose remaining performance obligations related to contracts with durations of one year or less as allowed by the practical expedient applicable to such contracts. These remaining performance obligations primarily relate to unfilled customer orders that will be satisfied in less than one year. This includes confirmed orders and orders that the Company believes will be confirmed by delivery of a formal purchase order. The amount of unfilled customer orders is affected by a number of factors, including seasonality and the scheduling of the manufacture and shipment of products. The Company has also elected to adopt the practical expedient related to shipping and handling fees which allows the Company to account for shipping and handling activities that occur after control of the related good transfers as fulfillment activities instead of assessing such activities as performance obligations.
3. INVENTORIES
Inventories consisted of the following (in thousands):

	June 30, 2018	December 30, 2017
Components and parts	$32,700	$52,837
Work-in-process	11,374	15,983
Finished goods	453,740	504,968
Inventories	$497,814	$573,788

4. WARRANTY LIABILITIES
The Company’s warranty liability is recorded in accrued expenses-other in the Company’s condensed consolidated balance sheets. Warranty liability activity consisted of the following (in thousands):

	For the 26 Weeks Ended June 30, 2018	For the 26 Weeks Ended July 1, 2017
Beginning balance	$19,405	$15,421
Settlements in cash or kind	(5,566)	(3,838)
Warranties issued and adjustments to preexisting warranties (1)	5,652	4,674
Ending balance	$19,491	$16,257
_______________________________________________
(1) Changes in cost estimates related to preexisting warranties are aggregated with accruals for new standard warranties issued and foreign currency changes.

5. INCOME TAXES
The Company’s income tax (benefit) expense and related effective rates were as follows (in thousands, except percentage data):

	For the 13 Weeks Ended June 30, 2018	For the 13 Weeks Ended July 1, 2017	For the 26 Weeks Ended June 30, 2018	For the 26 Weeks Ended July 1, 2017
Income tax (benefit) expense	$(3,372)	$(96,296)	$3,273	$(97,516)
Effective tax rate	31.8%	21.9%	(6.4)%	20.0%
The higher effective tax rate in the Second Quarter as compared to the Prior Year Quarter was primarily due to the accrual of an income tax benefit related to a change in the method of accounting for inventory to the lower of cost or market method for the 2017 income tax return, which will lower taxable income from previous estimates. This favorable impact was partially offset by the fact that there was no tax benefit accrued on the deferred tax assets and net operating losses ("NOLs") of the U.S. and certain foreign entities due to the uncertainty of future income being generated to utilize the NOLs. For these entities in a loss position, the Company has accrued valuation allowances on the deferred tax assets and the NOLs, whereas in the Prior Year Quarter the Company accrued a tax benefit on most deferred tax assets and NOLs. The Second Quarter tax rate was also negatively impacted by the Global Intangible Low-Taxed Income (“GILTI”) provision of the Tax Cuts and Jobs Act signed into law last year, whereby certain foreign income inclusions absorb the U.S. NOL, effectively resulting in no tax benefit derived on the loss.
The year to date tax rate is negative due to the accrual of income tax expense on entities with positive taxable income against a consolidated year to date loss combined with the impact of the GILTI provision. This negative impact was partially offset by net favorable discrete adjustments relating to the 2017 income tax provision. The Company made reasonable estimates and recorded provisional amounts in its financial statements for fiscal year 2017 as permitted under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, and expects to make additional changes to the estimate during the year as it refines the calculations and implements future expected guidance and regulations from the U.S. Department of Treasury and the Internal Revenue Service.
As of June 30, 2018, the Company's total amount of unrecognized tax benefits, excluding interest and penalties, was $36.1 million, which would favorably impact the effective tax rate in future periods, if recognized. The Company is subject to examinations in various state and foreign jurisdictions for its 2011-2016 tax years, none of which the Company believes are significant, individually or in the aggregate. Tax audit outcomes and timing of tax audit settlements are subject to significant uncertainty.
The Company has classified uncertain tax positions as long-term income taxes payable, unless such amounts are expected to be settled within twelve months of the condensed consolidated balance sheet date. As of June 30, 2018, the Company had recorded $5.8 million of unrecognized tax benefits, excluding interest and penalties, for positions that are expected to be settled within the next twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes receivable/payable. At June 30, 2018, the total amount of accrued income tax-related interest and penalties included in the condensed consolidated balance sheets was $3.4 million and $1.0 million, respectively. For the Second Quarter and Year To Date Period, the Company accrued income tax related interest expense of $0.3 million and $0.5 million, respectively.

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
At December 30, 2017 and June 30, 2018, all treasury stock had been effectively retired. As of June 30, 2018, the Company had $824.2 million of repurchase authorizations remaining under its combined repurchase programs. The Company is currently prohibited by the terms of its Credit Agreement (as defined in Note 14) from repurchasing additional shares of common stock and did not repurchase any common stock under its authorized stock repurchase plans during the Second Quarter, Prior Year Quarter, Year To Date Period or Prior Year YTD Period.
Controlling and Noncontrolling Interest. The following tables summarize the changes in equity attributable to controlling and noncontrolling interest (in thousands):

	Fossil Group, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance at December 30, 2017	$576,133	$4,814	$580,947
Net income (loss)	(56,073)	1,331	(54,742)
Cumulative effect of change in accounting principle, net of tax of $1.1 million (See Note 2—Revenue)	(26,542)	—	(26,542)
Currency translation adjustment	(6,756)	—	(6,756)
Cash flow hedges - net change	13,193	—	13,193
Common stock issued upon exercise of stock options	185	—	185
Distribution of noncontrolling interest earnings and other	42	(4,266)	(4,224)
Net settlement of restricted stock units and preferred stock units to satisfy employee tax withholding upon vesting	(1,925)	—	(1,925)
Stock-based compensation expense	16,711	—	16,711
Balance at June 30, 2018	$514,968	$1,879	$516,847

	Fossil Group, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance at December 31, 2016	$1,006,236	$9,202	$1,015,438
Net income (loss)	(392,898)	3,010	(389,888)
Currency translation adjustment	26,856	—	26,856
Cash flow hedges - net change	(11,593)	—	(11,593)
Distribution of noncontrolling interest earnings	—	(427)	(427)
Net settlement of restricted grants, restricted stock units and preferred stock units to satisfy employee tax withholding upon vesting	(907)	—	(907)
Stock-based compensation expense	15,335	—	15,335
Balance at July 1, 2017	$643,029	$11,785	$654,814
The Company has entered into an agreement to purchase the outstanding minority interest shares in Fossil Accessories South Africa Pty. Ltd. (‘‘Fossil South Africa’’), representing the entire noncontrolling interest in the subsidiary. The purchase price is based on variable payments through fiscal year 2021, assuming the put option is exercised by the seller each year. The

Company made payments of $1.5 million during the Year To Date Period towards the purchase price. The present value of the purchase price is $4.0 million as of June 30, 2018. The transaction was accounted for as an equity transaction. The Company recorded $1.5 million of the variable consideration in accrued expenses-other and $2.5 million in other long-term liabilities in the consolidated balance sheets at June 30, 2018.

7. EMPLOYEE BENEFIT PLANS
Stock-Based Compensation Plans. The following table summarizes stock options and stock appreciation rights activity during the Second Quarter:

Stock Options and Stock Appreciation Rights	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in Thousands)		(in Years)	(in Thousands)
Outstanding at March 31, 2018	2,077	$50.14	2.0	$—
Granted	—	—
Exercised	(14)	13.65		—
Forfeited or expired	(60)	48.38
Outstanding at June 30, 2018	2,003	50.44	1.8	307
Exercisable at June 30, 2018	1,417	$55.82	1.8	$307

The aggregate intrinsic value shown in the table above is before income taxes and is based on (i) the exercise price for outstanding and exercisable options/rights at June 30, 2018 and (ii) the fair market value of the Company’s common stock on the exercise date for options/rights that were exercised during the Second Quarter.
Stock Options and Stock Appreciation Rights Outstanding and Exercisable. The following tables summarize information with respect to stock options and stock appreciation rights outstanding and exercisable at June 30, 2018:

Cash Stock Appreciation Rights Outstanding				Cash Stock Appreciation Rights Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Number of Shares	Weighted- Average Exercise Price
	(in Thousands)		(in Years)	(in Thousands)
$29.78 - $47.99	61	$36.73	0.7	38	$36.73
Total	61	$36.73	0.7	38	$36.73

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Number of Shares	Weighted- Average Exercise Price
	(in Thousands)		(in Years)	(in Thousands)
$13.65 - $29.49	22	$14.41	0.6	22	$14.41
$29.78 - $47.99	43	38.40	1.5	43	38.40
$55.04 - $83.83	87	81.35	2.4	87	81.35
$95.91 - $131.46	123	127.98	3.2	123	127.98
Total	275	$90.16	2.5	275	$90.16

Stock Appreciation Rights Outstanding				Stock Appreciation Rights Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Number of Shares	Weighted- Average Exercise Price
	(in Thousands)		(in Years)	(in Thousands)
$13.65 - $29.49	48	$29.49	6.1	16	$29.49
$29.78 - $47.99	1,423	37.93	1.3	895	38.00
$55.04 - $83.83	110	79.03	4.0	107	79.55
$95.91 - $131.46	86	115.60	2.6	86	115.60
Total	1,667	$44.40	1.7	1,104	$47.94

Restricted Stock Units and Performance Restricted Stock Units. The following table summarizes restricted stock unit and performance restricted stock unit activity during the Second Quarter:

Restricted Stock Units and Performance Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in Thousands)
Nonvested at March 31, 2018	2,684	$17.33
Granted	1,189	15.14
Vested	(497)	16.15
Forfeited	(110)	17.59
Nonvested at June 30, 2018	3,266	$18.13

The total fair value of restricted stock units vested during the Second Quarter was approximately $7.8 million. Vesting of performance restricted stock units is based on achievement of operating margin growth and achievement of sales growth and operating margin targets in relation to the performance of a certain identified peer group.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables illustrate changes in the balances of each component of accumulated other comprehensive income (loss), net of taxes (in thousands):

	For the 13 Weeks Ended June 30, 2018
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(52,198)	$(11,255)	$(1,672)	$(65,125)
Other comprehensive income (loss) before reclassifications	(19,057)	15,543	—	(3,514)
Tax (expense) benefit	—	(1,859)	—	(1,859)
Amounts reclassed from accumulated other comprehensive income (loss)	—	(990)	—	(990)
Tax (expense) benefit	—	324	—	324
Total other comprehensive income (loss)	(19,057)	14,350	—	(4,707)
Ending balance	$(71,255)	$3,095	$(1,672)	$(69,832)

	For the 13 Weeks Ended July 1, 2017
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Interest Rate Swaps	Pension Plan	Total
Beginning balance	$(91,472)	$8,390	$(41)	$(3,907)	$(87,030)
Other comprehensive income (loss) before reclassifications	16,461	(15,306)	(2)	—	1,153
Tax (expense) benefit	—	6,371	1	—	6,372
Amounts reclassed from accumulated other comprehensive income (loss)	—	1,367	(131)	—	1,236
Tax (expense) benefit	—	(628)	48	—	(580)
Total other comprehensive income (loss)	16,461	(9,674)	82	—	6,869
Ending balance	$(75,011)	$(1,284)	$41	$(3,907)	$(80,161)

	For the 26 Weeks Ended June 30, 2018
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(64,499)	$(10,098)	$(1,672)	$(76,269)
Other comprehensive income (loss) before reclassifications	(6,756)	7,231	—	475
Tax (expense) benefit	—	278	—	278
Amounts reclassed from accumulated other comprehensive income (loss)	—	(6,946)	—	(6,946)
Tax (expense) benefit	—	1,262	—	1,262
Total other comprehensive income (loss)	(6,756)	13,193	—	6,437
Ending balance	$(71,255)	$3,095	$(1,672)	$(69,832)

	For the 26 Weeks Ended July 1, 2017
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Interest Rate Swaps	Pension Plan	Total
Beginning balance	$(101,867)	$10,693	$(343)	$(3,907)	$(95,424)
Other comprehensive income (loss) before reclassifications	26,856	(16,468)	225	—	10,613
Tax (expense) benefit	—	8,660	(82)	—	8,578
Amounts reclassed from accumulated other comprehensive income (loss)	—	6,920	(379)	—	6,541
Tax (expense) benefit	—	(2,751)	138	—	(2,613)
Total other comprehensive income (loss)	26,856	(11,977)	384	—	15,263
Ending balance	$(75,011)	$(1,284)	$41	$(3,907)	$(80,161)

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

Summary information by operating segment was as follows (in thousands):

	For the 13 Weeks Ended June 30, 2018		For the 13 Weeks Ended July 1, 2017
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
Americas	$279,263	$49,158	$288,804	$(166,500)
Europe	176,040	16,246	194,702	(86,805)
Asia	121,280	20,574	113,340	(35,658)
Corporate	—	(84,965)	—	(140,793)
Consolidated	$576,583	$1,013	$596,846	$(429,756)

	For the 26 Weeks Ended June 30, 2018		For the 26 Weeks Ended July 1, 2017
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
Americas	$528,332	$67,238	$566,347	$(140,819)
Europe	378,155	42,360	390,382	(73,191)
Asia	239,252	33,940	221,907	(24,701)
Corporate	—	(170,806)	—	(236,308)
Consolidated	$1,145,739	$(27,268)	$1,178,636	$(475,019)

The following tables reflect net sales for each class of similar products in the periods presented (in thousands, except percentage data):

	For the 13 Weeks Ended June 30, 2018		For the 13 Weeks Ended July 1, 2017
	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches	$462,990	80.3%	$469,461	78.6%
Leathers	67,920	11.8	69,597	11.7
Jewelry	33,104	5.7	44,285	7.4
Other	12,569	2.2	13,503	2.3
Total	$576,583	100.0%	$596,846	100.0%

	For the 26 Weeks Ended June 30, 2018		For the 26 Weeks Ended July 1, 2017
	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches	$910,605	79.5%	$919,231	78.0%
Leathers	137,179	12.0	142,286	12.1
Jewelry	74,909	6.5	92,171	7.8
Other	23,046	2.0	24,948	2.1
Total	$1,145,739	100.0%	$1,178,636	100.0%

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
All derivative instruments are recognized as either assets or liabilities at fair value in the condensed consolidated balance sheets. The Company records all forward contract hedge assets and liabilities on a gross basis as they do not meet the balance sheet netting criteria because the Company does not have master netting agreements established with the derivative counterparties that would allow for net settlement. Derivatives designated as cash flow hedges are recorded at fair value at each balance sheet date and the change in fair value is recorded to accumulated other comprehensive income (loss) within the equity section of the Company’s condensed consolidated balance sheets until such derivative’s gains or losses become realized or the cash flow hedge relationship is terminated.
If the cash flow hedge relationship is terminated, the derivative’s gains or losses that are recorded in accumulated other comprehensive income (loss) are immediately recognized in earnings. There were no gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges in the Second Quarter, Prior Year Quarter, Year To Date Period or Prior Year YTD Period.

As of June 30, 2018, the Company had the following outstanding forward contracts designated as cash flow hedges that were entered into to hedge the future payments of inventory transactions (in millions):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Euro	165.2	U.S. dollar	196.6
Canadian dollar	61.4	U.S. dollar	47.9
British pound	26.5	U.S. dollar	35.2
Japanese yen	2,556.1	U.S. dollar	23.6
Mexican peso	173.2	U.S. dollar	8.6
Australian dollar	6.9	U.S. dollar	5.3
U.S. dollar	18.1	Japanese yen	1,960.0
Non-designated Hedges. The Company also periodically enters into forward contracts to manage exchange rate risks associated with certain intercompany transactions and for which the Company does not elect hedge accounting treatment. As of June 30, 2018, the Company had non-designated forward contracts of approximately $1.5 million on 19.0 million rand associated with a South African rand-denominated foreign subsidiary. Changes in the fair value of derivatives not designated as hedging instruments are recognized in earnings when they occur.
On July 26, 2013, the Company entered into an approximately five year interest rate swap agreement in order to manage the interest rate risk related to its U.S.-based term loan. During the fourth quarter of fiscal 2017, the Company paid off its U.S.-based term loan which discontinued the interest rate swap cash flow hedge treatment. During the Second Quarter, the interest rate swap expired.

The effective portion of gains and losses on cash flow hedges that were recognized in other comprehensive income (loss), net of taxes during the Second Quarter, Prior Year Quarter, Year To Date Period and Prior Year YTD Period are set forth below (in thousands):

	For the 13 Weeks Ended June 30, 2018	For the 13 Weeks Ended July 1, 2017
Cash flow hedges:
Forward contracts	$13,684	$(8,935)
Interest rate swaps	—	(1)
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$13,684	$(8,936)

	For the 26 Weeks Ended June 30, 2018	For the 26 Weeks Ended July 1, 2017
Cash flow hedges:
Forward contracts	$7,509	$(7,808)
Interest rate swaps	—	143
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$7,509	$(7,665)

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

Derivative Instruments	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	Effect of Derivative Instruments	For the 13 Weeks Ended June 30, 2018	For the 13 Weeks Ended July 1, 2017
Forward contracts designated as cash flow hedging instruments	Other income (expense)-net	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$(666)	$739
Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$(444)	$50
Interest rate swap designated as a cash flow hedging instrument	Interest expense	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$—	$(83)
Interest rate swap not designated as a cash flow hedging instrument	Other income (expense)-net	Total gain (loss) recognized in income	$(1)	$—

Derivative Instruments	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	Effect of Derivative Instruments	For the 26 Weeks Ended June 30, 2018	For the 26 Weeks Ended July 1, 2017
Forward contracts designated as cash flow hedging instruments	Other income (expense)-net	Total gain (loss) reclassified from other comprehensive income (loss)	$(5,684)	$4,169
Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$(101)	$77
Interest rate swap designated as a cash flow hedging instrument	Interest expense	Total gain (loss) reclassified from other comprehensive income (loss)	$—	$(241)
Interest rate swap not designated as a cash flow hedging instrument	Other income (expense)-net	Total gain (loss) recognized in income	$67	$—

The following table discloses the fair value amounts for the Company’s derivative instruments as separate asset and liability values, presents the fair value of derivative instruments on a gross basis, and identifies the line items in the condensed consolidated balance sheets in which the fair value amounts for these categories of derivative instruments are included (in thousands):

	Asset Derivatives				Liability Derivatives
	June 30, 2018		December 30, 2017		June 30, 2018		December 30, 2017
Derivative Instruments	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value
Forward contracts designated as cash flow hedging instruments	Prepaid expenses and other current assets	$5,109	Prepaid expenses and other current assets	$2,291	Accrued expenses- other	$4,029	Accrued expenses- other	$14,798
Forward contracts not designated as cash flow hedging instruments	Prepaid expenses and other current assets	90	Prepaid expenses and other current assets	—	Accrued expenses- other	—	Accrued expenses- other	362
Interest rate swap not designated as a cash flow hedging instrument	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	195	Accrued expenses- other	—	Accrued expenses- other	—
Forward contracts designated as cash flow hedging instruments	Intangible and other assets-net	916	Intangible and other assets-net	147	Other long-term liabilities	46	Other long-term liabilities	2,725
Total		$6,115		$2,633		$4,075		$17,885

At the end of the Second Quarter, the Company had forward contracts designated as cash flow hedges with maturities extending through December 2019. As of June 30, 2018, an estimated net gain of $4.2 million is expected to be reclassified into earnings within the next twelve months at prevailing foreign currency exchange rates. See “Note 1—Financial Statement Policies” for additional disclosures on foreign currency hedging instruments.

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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 (in thousands):

	Fair Value at June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Forward contracts	$—	$6,115	$—	$6,115
Deferred compensation plan assets:
Investment in publicly traded mutual funds	4,870	—	—	4,870
Total	$4,870	$6,115	$—	$10,985
Liabilities:
Contingent consideration	$—	$—	$3,954	$3,954
Forward contracts	—	4,075	—	4,075
Total	$—	$4,075	$3,954	$8,029
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
The fair values of the Company’s deferred compensation plan assets are based on quoted prices. The deferred compensation plan assets are recorded in intangible and other assets-net in the Company’s condensed consolidated balance sheets. The fair values of the Company’s forward contracts are based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates. See “Note 10—Derivatives and Risk Management” for additional disclosures about the forward contracts.
As of June 30, 2018, debt, excluding unamortized debt issuance costs and capital leases, was recorded at cost and had a carrying value of $401.7 million and a fair value of approximately $399.7 million. As of December 30, 2017, debt, excluding unamortized debt issuance costs and capital leases, was recorded at cost and had a carrying value of $445.9 million and a fair value of approximately $439.2 million. The fair value of debt was based on observable market inputs.
The fair value of trade names are measured on a non-recurring basis using Level 3 inputs, including forecasted cash flows, discount rates and implied royalty rates. During the Second Quarter, the SKAGEN trade name with a carrying amount of $27.3 million was written down to its implied fair value of $21.1 million, resulting in a pre-tax impairment charge of $6.2 million. The trade name impairment charge was recorded in the Corporate cost area.
In accordance with the provisions of ASC 360, Property, Plant and Equipment, property, plant and equipment-net with a carrying amount of $3.0 million related to retail store leasehold improvements, fixturing and shop-in-shops was written down to a fair value of $0.1 million, and related key money in the amount of $0.2 million was deemed not recoverable, resulting in an impairment charge of $3.1 million during the Year To Date Period.
The fair values of assets related to Company-owned retail stores were determined using Level 3 inputs. Of the $3.1 million impairment expense, $1.5 million was recorded in SG&A in the Americas segment, $1.4 million was recorded in restructuring charges in the Europe segment and $0.2 million was recorded in SG&A in the Europe segment.

The fair value of the contingent consideration liability related to Fossil South Africa was determined using Level 3 inputs. See "Note 6—Stockholders' Equity" for additional disclosures about the equity transaction. The contingent consideration is based on Fossil South Africa's projected earnings and dividends through fiscal year 2020 with the final payments expected the following year. A discount rate of 14% was used to calculate the present value of the contingent consideration. The present value of the contingent consideration liability was valued at $4.0 million as of June 30, 2018.

12. INTANGIBLE AND OTHER ASSETS

The following table summarizes intangible and other assets (in thousands):

		June 30, 2018		December 30, 2017
	Useful	Gross	Accumulated	Gross	Accumulated
	Lives	Amount	Amortization	Amount	Amortization
Intangibles-subject to amortization:
Trademarks	10 yrs.	$4,310	$3,773	$4,310	$3,676
Customer lists	5-10 yrs.	54,545	36,764	55,164	34,023
Patents	3-20 yrs.	2,325	2,148	2,325	2,132
Noncompete agreement	3-6 yrs.	2,542	2,425	2,553	2,243
Developed technology	7 yrs.	36,100	12,893	36,100	10,314
Other	7-20 yrs.	263	245	266	241
Total intangibles-subject to amortization		100,085	58,248	100,718	52,629
Intangibles-not subject to amortization:
Trade names		32,424		38,643
Other assets:
Key money deposits		26,506	24,234	27,196	23,845
Other deposits		18,863		19,269
Deferred compensation plan assets		4,870		4,806
Deferred tax asset-net		27,702		27,112
Restricted cash		1,787		377
Shop-in-shop		8,492	8,395	8,864	8,606
Tax receivable		478		478
Forward contracts		916		147
Investments		500		500
Other		5,080		4,612
Total other assets		95,194	32,629	93,361	32,451
Total intangible and other assets		$227,703	$90,877	$232,722	$85,080
Total intangible and other assets-net			$136,826		$147,642

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
Amortization expense for intangible assets was approximately $3.0 million and $3.7 million for the Second Quarter and Prior Year Quarter, respectively, and $6.0 million and $7.4 million for the Year To Date Period and Prior Year YTD Period, respectively. Estimated aggregate future amortization expense by fiscal year for intangible assets is as follows (in thousands):

Fiscal Year	Amortization Expense
2018 (remaining)	$5,924
2019	$11,491
2020	$10,963
2021	$7,084
2022	$6,254
2023	$61

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

The Credit Agreement amended and restated that certain credit agreement, dated as of March 9, 2015, as amended, which was scheduled to mature on May 17, 2019 (the "Prior Agreement").  As of January 29, 2018, the Company had $497.0 million in aggregate principal amount of revolving credit loans outstanding and no term loans outstanding under the Prior Agreement, all of which was refinanced on January 29, 2018 with borrowings under the Credit Agreement. No penalties or other early termination fees were incurred in connection with the amendment and restatement of the Prior Agreement. The Company recorded a loss of $0.7 million in other income (expense) - net during the first quarter of fiscal year 2018 for debt issuance costs associated with the Prior Agreement.

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
The Company had no borrowings or payments under the Term Loan during the Second Quarter and net borrowings of $400.0 million under the Term Loan during the Year To Date Period. The Company had net payments of $67.0 million under the Revolving Credit Facility during the Second Quarter and net payments of $445.0 million under the Revolving Credit Facility and revolving credit loans under the Prior Agreement during the Year To Date Period. Amounts available under the Revolving Credit Facility were reduced by any amounts outstanding under standby letters of credit. As of June 30, 2018, the Company had available borrowing capacity of $245.3 million under the Revolving Credit Facility. The Company incurred approximately $8.9 million and $15.1 million of interest expense related to the Term Loan during the Second Quarter and Year To Date Period, respectively. The Company incurred approximately $0.4 million of interest expense related to the Revolving Credit Facility during the Second Quarter and $3.3 million of interest expense related to the Revolving Credit Facility and the revolving credit loans under the Prior Agreement during the Year To Date Period. The Company incurred approximately $0.9 million and $1.8 million of interest expense related to the amortization of debt issuance costs during the Second Quarter and Year To Date Period, respectively.
15. RESTRUCTURING
The Company implemented a multi-year restructuring program that began in fiscal year 2016 called New World Fossil ("NWF"). As part of NWF, the Company targets to improve operating profit and support sales growth through a leaner infrastructure and an enhanced business model. The Company is working to achieve greater efficiencies from production to distribution through activities such as organizational changes, reducing its overall product assortment, optimizing its base cost structure and consolidating facilities. The Company also intends to build a quicker and more responsive operating platform. The Company is reducing its retail footprint to reflect the evolving shopping habits of today's consumer, which results in restructuring costs, such as store impairment, recorded lease obligations and termination fees and accelerated depreciation. Of the total estimated $150 million restructuring charges, approximately $27.8 million, $48.2 million and $35.9 million were recorded during fiscal year 2016, fiscal year 2017 and the Year To Date period, respectively. The Company estimates total fiscal year 2018 NWF restructuring charges of approximately $50 million.

The following table shows a rollforward of the accrued liability related to the Company’s restructuring plan (in thousands):

	For the 13 Weeks Ended June 30, 2018
	Liabilities				Liabilities
	March 31, 2018	Charges	Cash Payments	Non-cash Items	June 30, 2018
Store closures	$4,405	$6,434	$5,190	$234	$5,415
Professional services	698	4,119	3,299	—	1,518
Severance and employee-related benefits	3,335	3,996	4,495	—	2,836
Total	$8,438	$14,549	$12,984	$234	$9,769

	For the 13 Weeks Ended July 1, 2017
	Liabilities				Liabilities
	April 1, 2017	Charges	Cash Payments	Non-cash Items	July 1, 2017
Store closures	$5,501	$3,017	$1,060	$2,565	$4,893
Professional services	92	856	832	—	116
Severance and employee-related benefits	2,103	5,892	5,256	1,204	1,535
Total	$7,696	$9,765	$7,148	$3,769	$6,544

	For the 26 Weeks Ended June 30, 2018
	Liabilities				Liabilities
	December 30, 2017	Charges	Cash Payments	Non-cash Items	June 30, 2018
Store closures	$2,973	$14,989	$10,602	$1,945	$5,415
Professional services	185	5,277	3,944	—	1,518
Severance and employee-related benefits	1,317	15,600	8,623	5,458	2,836
Total	$4,475	$35,866	$23,169	$7,403	$9,769

	For the 26 Weeks Ended July 1, 2017
	Liabilities				Liabilities
	December 31, 2016	Charges	Cash Payments	Non-cash Items	July 1, 2017
Store closures	$4,546	$5,741	$2,178	$3,216	$4,893
Professional services	794	1,430	2,108	—	116
Severance and employee-related benefits	—	28,878	26,139	1,204	1,535
Total	$5,340	$36,049	$30,425	$4,420	$6,544

Restructuring charges by operating segment were as follows (in thousands):

	For the 13 Weeks Ended June 30, 2018	For the 13 Weeks Ended July 1, 2017	For the 26 Weeks Ended June 30, 2018	For the 26 Weeks Ended July 1, 2017
Americas	$8,412	$2,179	$16,536	$7,796
Europe	2,352	2,160	5,719	7,682
Asia	637	3,353	1,331	8,139
Corporate	3,148	2,073	12,280	12,432
Consolidated	$14,549	$9,765	$35,866	$36,049

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of the financial condition and results of operations of Fossil Group, Inc. and its subsidiaries for the thirteen and twenty-six week periods ended June 30, 2018 (the “Second Quarter” and “Year To Date Period,” respectively) as compared to the thirteen and twenty-six week periods ended July 1, 2017 (the “Prior Year Quarter” and “Prior Year YTD Period,” respectively). This discussion should be read in conjunction with the condensed consolidated financial statements and the related notes thereto.
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
Domestically, we sell our products through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, Company-owned retail and outlet stores, mass market stores and through our FOSSIL® website. Our wholesale customer base includes, among others, Amazon, Best Buy, Dillard’s, JCPenney, Kohl’s, Macy’s, Neiman Marcus, Nordstrom, Saks Fifth Avenue, Target and Wal-Mart. In the United States, our network of Company-owned stores included 62 retail stores located in premier retail sites and 118 outlet stores located in major outlet malls as of June 30, 2018. In addition, we offer an extensive collection of our FOSSIL brand products on our website, www.fossil.com, as well as proprietary and licensed watch and jewelry brands through other managed and affiliated websites.
Internationally, our products are sold to department stores, specialty retail stores and specialty watch and jewelry stores in approximately 150 countries worldwide through 23 Company-owned foreign sales subsidiaries and through a network of approximately 80 independent distributors. Internationally, our network of Company-owned stores included 189 retail stores and 128 outlet stores as of June 30, 2018. Our products are also sold through licensed and franchised FOSSIL retail stores, retail concessions operated by us and kiosks in certain international markets. In addition, we offer an extensive collection of our FOSSIL brand products on our websites in certain countries.
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
During fiscal year 2017, MICHAEL KORS product sales accounted for approximately 22.6% of our consolidated net sales and product sales under the ARMANI brands accounted for approximately 12.1% of our consolidated net sales. Each of our license agreements with MICHAEL KORS and ARMANI may be terminated by the licensor effective at the end of 2019 if we fail to meet certain net sales thresholds in 2018. If we are unable to achieve these minimum net sales thresholds, we would need to seek a waiver of non-compliance from the applicable licensor or amend the agreement to modify the thresholds.
For a more complete discussion of the risks facing our business, see “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2017 and "Part II, Item 1A. Risk Factors" of this Quarter Report on Form 10-Q.
Results of Operations
Executive Summary. During the Second Quarter, net sales decreased 3% (6% in constant currency), as compared to the Prior Year Quarter. Although we are encouraged by our performance, we recognize that we are still operating in an environment that continues to experience significant change. Some growth has returned to high-end traditional watches, but consumer interest in mid-priced fashion watches continues to shift from traditional to connected products. Customers are engaging with products in direct channels in an increasingly digital and mobile manner, at the expense of traditional wholesale channels. Our wholesale business, while continuing to contract, improved to a moderate single-digit decline in the Americas as compared to a double-digit decline in the first quarter of 2018 as better inventory management resulted in reduced wholesale markdowns and returns and U.S. retailers tempered weeks of supply reductions during the quarter. In the direct channel, store closures negatively impacted sales by approximately 500 basis points during the Second Quarter.
Throughout the Second Quarter, we continued to make progress on our inventory reduction, working capital and cash generation programs. We have four overall objectives to drive our strategies and initiatives in fiscal year 2018. First and foremost, we are focused on improving our overall profitability. Due to structural and industry issues facing us, we expect to become a smaller but more profitable company. While total sales will contract as we exit unprofitable stores, businesses and product lines, we expect our operating income will improve. We expect connected watches to continue to demonstrate strong growth, but we believe the absolute dollar decline in traditional watches will be greater in the near term. We believe the most significant part of the operating income improvement will come from our New World Fossil ("NWF") initiative, through a combination of category management programs, direct and indirect sourcing efforts, and organizational efficiency initiatives.
Our second key objective is to be a leader in innovation and design. Our design capabilities start with traditional watches where we combine key consumer insights with our creative product engine to innovate in materials, colors and designs. We are also launching three new display watch platforms for the fall and holiday season across our owned brands as well as our licensed businesses. Ranging in size from 40 to 44 millimeters, these three new platforms include the features that customers want most: heart rate tracking, GPS tracking, NFC for payments and rapid charging. Our goal is to bring fashion, branding and style to the connected watch business, with exciting new products tailored to each of our brand’s unique point-of view. These great new offerings are expected to support continued growth in our wearables business, which nearly doubled during the Second Quarter compared to the Prior Year Quarter. To fully utilize our size and scale advantages, we have continued to pursue additional brands to incorporate them into our portfolio of licensed businesses. In the Second Quarter, we signed a licensing agreement with PUMA,® and recently we signed a licensing agreement with BMW®. These are two great brands that will enable us to tap into their unique communities of consumers with innovative product and differentiated marketing and distribution. We look forward to working with these new brand partners to fully develop their watch potential on a global basis, and expect these products to start shipment early next year.

Our third key strategy is to continue to build upon our investments in digital marketing and expand our efforts in e-commerce. We continue to shift our media mix to digital and now have more than 90% of our marketing invested in digital channels, including social media, digital media and paid search. We are diversifying and broadening our consumer targeting and social content initiatives to further improve engagement. We will continue our initiatives with celebrity influencers such as Mandy Moore and others, as well as hundreds of brand ambassadors and activation partners to expand our reach through segmented, engagement-driven storytelling. As a result of these programs, our own e-commerce platforms continue to drive sales growth, expanding 17% in constant dollars globally during the Second Quarter, with sales growth of 18% in the Americas, 13% in Europe and 82% in Asia. To further improve and enhance our customer omni-channel experience, we have expanded our buy online, pick-up in-store capabilities, enabled ship from store options and will begin investing in the implementation of an integrated e-commerce sales and marketing cloud platform in the second half of fiscal year 2018.

Our fourth key initiative for fiscal 2018 will be to continue the transformation work under our NWF initiative.  This is our ongoing comprehensive program to reinvent the company to address changing consumer trends, drive efficiencies and speed throughout the organization, streamline the way we work, enhance our margins and ultimately drive significant economics to the bottom line. We have made significant progress since we began the program late in fiscal year 2016 and through a combination of category management programs, direct and indirect sourcing efforts, and organizational efficiency initiatives, we are expecting to drive $200 million of annual run rate savings from gross margin expansion and operating cost benefits by fiscal year 2019.

We are working aggressively on the next phase of NWF, which will build on the foundation of our successful initial phase. Broadly, we will focus the organization on prioritized consumer, market and channel opportunities, create long term process and system enhancements to maintain productivity, and pursue key opportunities in the areas of speed to market, strategic sourcing, indirect procurement, and revenue optimization. This next phase is intended to deliver additional margin and costs savings.

During the Second Quarter, sales of FOSSIL branded products increased 3% (flat in constant currency), as compared to the Prior Year Quarter. FOSSIL brand watch sales increased 6% (4% in constant currency) during the Second Quarter, with smart watches, both display and hybrids, positively impacting the category growth rate by approximately 17 percentage points on a constant currency basis. Our FOSSIL watch brand performance benefited from our marketing efforts, store experience and celebrity influencer campaigns. Weakness in the FOSSIL branded jewelry and leathers categories continued as constant currency net sales declined compared to the Prior Year Quarter.
Our multi-brand global watch portfolio declined 1% (4% in constant currency) during the Second Quarter, as compared to the Prior Year Quarter and was negatively impacted by the exit of our BURBERRY and ADIDAS businesses. Sales trends of our traditional watches improved modestly in the Americas, while we experienced continued softness in Europe, mainly driven by weakening sell-through trends combined with certain European wholesale partners reducing inventory levels. Sales increases in ARMANI and FOSSIL watches were offset by declines in most other brands. MICHAEL KORS watch sales decreased 2% (4% in constant currency), but benefited 13 percentage points from growth in connected watches.
Global comparable retail sales, including our stores and our own e-commerce, were flat during the Second Quarter, compared to a decrease of 11% in the Prior Year Quarter, led by double-digit e-commerce growth and despite the negative 200 basis point impact due to Easter sales shifting to the first quarter in fiscal 2018 as compared to the second quarter in fiscal year 2017. Comparable watch sales increased 1%, offsetting declines in our other product categories.
During the Second Quarter, our gross profit margin rate increased 310 basis points to 53.6% compared to 50.5% in the Prior Year Quarter. Favorable currency impacts of 220 basis points, along with benefits from our NWF initiatives and lower markdown and promotional discounts, were partially offset by increases in sales mix towards connected products, unfavorable factory cost absorption on lower sales volumes and higher volumes of off-price sales, as we remain focused on right sizing our inventory position. Other income (expense) decreased unfavorably primarily due to net foreign currency losses during the Second Quarter as compared to net gains in the Prior Year Quarter. Our effective income tax rate in the Second Quarter was higher than the Prior Year Quarter primarily due to a change in method of accounting for inventory valuation reserves for our 2017 U.S. tax return which will lower 2017 taxable income from previous estimates. During the Second Quarter, our financial performance resulted in a loss of $0.16 per diluted share and included NWF restructuring charges of $0.23 and non-cash intangible asset impairment charges of $0.10 per diluted share. The Prior Year Quarter resulted in a loss of $7.11 per diluted share and included non-cash intangible asset impairment charges of $6.50 and a restructuring charge of $0.13. Currencies, including both the translation impact on operating earnings and the impact of foreign currency hedging contracts, favorably impacted the earnings comparison in the Second Quarter by $0.13 per diluted share.
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
As a result, in addition to presenting financial measures in accordance with accounting principles generally accepted in the United States of America (“GAAP”), our discussions contain references to constant currency financial information, which is a non-GAAP financial measure. To calculate net sales on a constant currency basis, net sales for the current year for entities reporting in currencies other than the U.S. dollar are translated into U.S. dollars at the average rates during the comparable period of the prior fiscal year. We present constant currency information to provide investors with a basis to evaluate how our underlying business performed excluding the effects of foreign currency exchange rate fluctuations. The constant currency financial information presented herein should not be considered a substitute for, or superior to, the measures of financial performance prepared in accordance with GAAP. We provide constant currency financial information and the most directly comparable GAAP measure where applicable.

Quarterly Periods Ended June 30, 2018 and July 1, 2017
Consolidated Net Sales. Net sales decreased $20.2 million or 3.4% (5.8% in constant currency), for the Second Quarter as compared to the Prior Year Quarter. During the Second Quarter, our jewelry business decreased $11.2 million or 25.3% (28.7% in constant currency), watch sales decreased $6.4 million or 1.4% (3.7% in constant currency) and our leathers products decreased $1.7 million or 2.4% (4.5% in constant currency). While we experienced declines in all major product categories, our most significant declines were in jewelry, including MICHAEL KORS jewelry in anticipation of repositioning the jewelry line in Fall 2018. In the watch category, sales declines in traditional watches slightly outpaced our sales growth in connected watches.
Net sales information by product category is summarized as follows (dollars in millions):

	For the 13 Weeks Ended June 30, 2018		For the 13 Weeks Ended July 1, 2017
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$463.0	80.3%	$469.4	78.6%	$(6.4)	(1.4)%	(3.7)%
Leathers	67.9	11.8	69.6	11.7	(1.7)	(2.4)	(4.5)
Jewelry	33.1	5.7	44.3	7.4	(11.2)	(25.3)	(28.7)
Other	12.6	2.2	13.5	2.3	(0.9)	(6.7)	(10.4)
Total	$576.6	100.0%	$596.8	100.0%	$(20.2)	(3.4)%	(5.8)%
In the Second Quarter, the translation of foreign-based net sales into U.S. dollars increased reported net sales by approximately $14.3 million, including favorable impacts of $11.3 million, $2.7 million and $0.3 million in our Europe, Asia and Americas segments, respectively, when compared to the Prior Year Quarter.
The following table sets forth consolidated net sales by segment (dollars in millions):

	For the 13 Weeks Ended June 30, 2018		For the 13 Weeks Ended July 1, 2017		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Americas	$279.3	48.5%	$288.8	48.4%	$(9.5)	(3.3)%	(3.4)%
Europe	176.0	30.5	194.7	32.6	(18.7)	(9.6)	(15.4)
Asia	121.3	21.0	113.3	19.0	8.0	7.1	4.7
Total	$576.6	100.0%	$596.8	100.0%	$(20.2)	(3.4)%	(5.8)%
Americas Net Sales. Americas net sales decreased $9.5 million or 3.3% (3.4% in constant currency), during the Second Quarter in comparison to the Prior Year Quarter, with declines in all three product categories primarily driven by softness in the wholesale channel and retail store closures. During the Second Quarter, our jewelry category decreased $4.2 million or 28.6% (29.3% in constant currency), watches decreased $3.5 million or 1.6% (same in constant currency), while our leathers business decreased $1.7 million or 3.8% (4.3% in constant currency). Our Americas wholesale business sell-in improved, as some retailers began to moderate weeks of supply reductions, while our traditional watch sell-outs remained down double-digits in the Second Quarter. Decreases in traditional watches were partially offset by increases in connected watches, with the strongest performance continuing to come from FOSSIL connected watches. Our sales were negatively impacted by the terminations of the BURBERRY and ADIDAS licenses. Additionally, off-price sales mix increased during the Second Quarter as we continued to manage inventory levels. In the region, sales declined in the U.S. while sales in Mexico and Canada were flat. During the Second Quarter, net sales of FOSSIL branded product increased compared to Prior Year Quarter, while most other brands in the portfolio declined. Comparable retail sales, including our own retail stores and own e-commerce, increased moderately in the region lead by our watch category.
The following table sets forth product net sales for the Americas segment on a reported and constant currency basis (dollars in millions):

	For the 13 Weeks Ended June 30, 2018	For the 13 Weeks Ended July 1, 2017
			Growth (Decline)
	Net Sales	Net Sales	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$221.6	$225.1	$(3.5)	(1.6)%	(1.6)%
Leathers	42.8	44.5	(1.7)	(3.8)	(4.3)
Jewelry	10.5	14.7	(4.2)	(28.6)	(29.3)
Other	4.4	4.5	(0.1)	(2.2)	(2.2)
Total	$279.3	$288.8	$(9.5)	(3.3)%	(3.4)%

Europe Net Sales. Europe net sales decreased $18.7 million or 9.6% (decreased 15.4% in constant currency) during the Second Quarter in comparison to the Prior Year Quarter. Watches decreased $10.3 million or 7.0% (12.8% in constant currency), jewelry declined $6.4 million or 23.2% (28.3% in constant currency) and our leathers business declined $1.4 million or 9.8% (16.1% in constant currency). Across the Eurozone, sales were down in most major markets, including Germany and France. Underlying sell-out weakened across channels and geographies, negatively impacting sell-in and driving retailers to be more cautious with inventory purchases. In our own retail channel, we experienced strong e-commerce growth and our store conversion improved, but we could not overcome retail store traffic declines, resulting in moderately negative comparable retail sales. In the watch category, traditional watch sales declines were partially offset by sales increases in connected watches. We experienced sales declines in the majority of brands in our watch portfolio.
The following table sets forth product net sales for the Europe segment on a reported and constant currency basis (dollars in millions):

	For the 13 Weeks Ended June 30, 2018	For the 13 Weeks Ended July 1, 2017
			Growth (Decline)
	Net Sales	Net Sales	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$136.8	$147.1	$(10.3)	(7.0)%	(12.8)%
Leathers	12.9	14.3	(1.4)	(9.8)	(16.1)
Jewelry	21.2	27.6	(6.4)	(23.2)	(28.3)
Other	5.1	5.7	(0.6)	(10.5)	(17.5)
Total	$176.0	$194.7	$(18.7)	(9.6)%	(15.4)%

Asia Net Sales. Net sales in Asia increased $8.0 million or 7.1% (increased 4.7% in constant currency), driven by the wholesale channel. During the Second Quarter as compared to the Prior Year Quarter, our watch category increased $7.3 million or 7.5% (5.2% in constant currency), our leathers category increased $1.3 million or 11.9% (9.2% in constant currency) and our jewelry category decreased $0.4 million or 21.1% (26.3% in constant currency). For the Second Quarter compared to the Prior Year Quarter, ARMANI and FOSSIL brand watches sales were our strongest performers, up 44.6% and 17.9% in constant currency, respectively, with growth in both traditional and connected watches. Most other brands in our portfolio were relatively flat to modestly down in sales dollars for the Second Quarter. We continued to have strong sales growth in India and China, primarily driven by e-commerce. Hong Kong and South Korea also posted sales growth, while Japan and our distributor markets continued to be down double-digits during the Second Quarter. Comparable retail sales, including our stores and our own e-commerce, decreased slightly, with strong growth in our e-commerce channel slightly more than offset by comparable store sales declines.

The following table sets forth product net sales for the Asia segment on a reported and constant currency basis (dollars in millions):

	For the 13 Weeks Ended June 30, 2018	For the 13 Weeks Ended July 1, 2017
			Growth (Decline)
	Net Sales	Net Sales	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$104.6	$97.3	$7.3	7.5%	5.2%
Leathers	12.2	10.9	1.3	11.9	9.2
Jewelry	1.5	1.9	(0.4)	(21.1)	(26.3)
Other	3.0	3.2	(0.2)	(6.3)	(9.4)
Total	$121.3	$113.3	$8.0	7.1%	4.7%

The following table sets forth the number of stores by concept on the dates indicated below:

	June 30, 2018				July 1, 2017
	Americas	Europe	Asia	Total	Americas	Europe	Asia	Total
Full price accessory	90	98	53	241	114	112	61	287
Outlets	131	74	41	246	137	74	48	259
Full priced multi-brand	—	6	4	10	—	8	10	18
Total stores	221	178	98	497	251	194	119	564
During the Second Quarter, we closed 15 stores and did not open any new stores.
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
Gross Profit. Gross profit of $309.0 million in the Second Quarter increased 2.5% in comparison to $301.3 million in the Prior Year Quarter, as the impact of the improved gross profit margin rate more than offset the net sales decline. Gross profit margin rate increased 310 basis points to 53.6% in the Second Quarter compared to 50.5% in the Prior Year Quarter. Favorable currency impacts of 220 basis points, along with benefits from our NWF initiatives and lower markdown and promotional discounts, were partially offset by increases in sales mix towards connected products, unfavorable factory cost absorption on lower sales volumes and higher volumes of off-price sales, as we remain focused on right sizing our inventory position.
Operating Expenses. Total operating expenses in the Second Quarter decreased by $423.1 million, or 57.9%, to $308.0 million compared to $731.1 million in the Prior Year Quarter, primarily as a result of goodwill and trade name impairment of $407.1 million recorded in the Prior Year Quarter. Total operating expenses for the Second Quarter included SKAGEN trade name impairment of $6.2 million. Restructuring costs under our NWF initiative were $14.6 million, primarily related to employee costs, professional services and store closings, in the Second Quarter as compared to $9.8 million in the Prior Year Quarter. In the Second Quarter, selling, general and administrative expenses (“SG&A”) were $27.0 million lower compared to the Prior Year Quarter, primarily as a result of corporate and regional infrastructure reductions driven by our NWF initiatives, as well as lower retail store expenses given the significant number of stores we have closed since the Prior Year Quarter. The translation of foreign-denominated expenses during the Second Quarter increased operating expenses by approximately $7.5 million as a result of the weaker U.S. dollar. As a percentage of net sales, SG&A expenses decreased to 49.8% in the Second Quarter as compared to 52.6% in the Prior Year Quarter.
Consolidated Operating Income (Loss). Operating income (loss) improved to income of $1.0 million in the Second Quarter as compared to a loss of $429.8 million in the Prior Year Quarter, primarily due to significantly less intangible impairment expenses during the Second Quarter. During the Prior Year Quarter, non-cash impairment charges of $202.3 million, $114.3 million and $42.9 million were recorded on our goodwill in the Americas, Europe and Asia segments, respectively. Additionally, non-cash impairment charges of $47.6 million were recorded on trade names in corporate during the Prior Year Quarter as compared to non-cash impairment charges of $6.2 million recorded on trade names in corporate during the Second Quarter. Excluding non-cash intangible asset impairment charges and restructuring, operating income improved $34.6 million during the Second Quarter as compared to the Prior Year Quarter. SG&A expenses decreased due to corporate and regional infrastructure reductions and lower store costs due to store closures. Net sales declines were more than offset by our increased gross margin rate. As a percentage of net sales, operating margin (loss) was 0.2% in the Second Quarter compared to (72.0)% in the Prior Year Quarter. Operating margin rate in the Second Quarter included a positive impact of approximately 220 basis points due to changes in foreign currencies.
Operating income (loss) by segment is summarized as follows (dollars in millions):

	For the 13 Weeks Ended June 30, 2018	For the 13 Weeks Ended July 1, 2017	Change		Operating Margin %
			Dollars	Percentage	2018	2017
Americas	$49.2	$(166.5)	$215.7	(129.5)%	17.6%	(57.7)%
Europe	16.2	(86.8)	103.0	(118.7)	9.2	(44.6)
Asia	20.6	(35.7)	56.3	(157.7)	17.0	(31.5)
Corporate	(85.0)	(140.8)	55.8	(39.6)
Total operating income (loss)	$1.0	$(429.8)	$430.8	(100.2)%	0.2%	(72.0)%
Interest Expense. Interest expense decreased by $0.6 million during the Second Quarter compared to the Prior Year Quarter as a result of a smaller borrowing base, partially offset by higher interest rates on our amended credit facility.
Other Income (Expense)-Net. During the Second Quarter, other income (expense)-net was a net expense of $0.6 million in comparison to a net income of $2.0 million in the Prior Year Quarter. This change was primarily driven by net foreign currency losses compared to net gains in the Prior Year Quarter.
Provision for Income Taxes. Income tax benefit for the Second Quarter was $3.4 million, resulting in an effective income tax rate of 31.8%. For the Prior Year Quarter, the income tax benefit was $96.3 million, resulting in an effective income tax rate of 21.9%. The effective tax rate in the Second Quarter was higher than the Prior Year Quarter primarily due to a change in method of accounting for inventory valuation reserves for our 2017 U.S. tax return which will lower 2017 taxable income from previous estimates. This was partially offset by the negative impact of valuation allowances against deferred tax assets and the Global Intangible Low-Taxed Income (“GILTI”) provision of the Tax Cuts and Jobs Act signed into law last year. This provision requires the inclusion of foreign subsidiary income in the U.S. income tax return, which absorbs the net operating loss, thereby removing any tax benefit. These negative impacts were not present in the Prior Year Quarter; however, the Prior Year Quarter was negatively impacted by the inability to claim a tax deduction for certain amounts of goodwill impairment expense.
Net Income (Loss) Attributable to Fossil Group, Inc. Second Quarter net income (loss) attributable to Fossil Group, Inc. was a loss of $7.8 million, or $0.16 per diluted share, in comparison to a loss of $344.7 million, or $7.11 per diluted share, in the Prior Year Quarter. Diluted earnings (loss) per share in the Second Quarter included non-cash intangible asset impairment charges of $0.10 as compared to charges of $6.50 in the Prior Year Quarter. Diluted earnings (loss) per share in the Second Quarter included a restructuring charge of $0.23, compared to $0.13 in the Prior Year Quarter. The translation benefit due to the weaker U.S. dollar increased diluted earnings per share by approximately $0.13 quarter-over-quarter.

Fiscal Year To Date Periods Ended June 30, 2018 and July 1, 2017
Consolidated Net Sales. Net sales decreased $32.9 million or 2.8% (6.6% in constant currency), for the Year To Date Period as compared to the Prior Year YTD Period. Our jewelry product category decreased $17.3 million or 18.8% (24.1% in constant currency) during the Year To Date Period as compared to the Prior Year YTD Period. Global watch sales decreased $8.6 million or 0.9% (4.6% in constant currency). Our leathers category decreased $5.1 million or 3.6% (6.9% in constant currency) during the Year To Date Period as compared to the Prior Year YTD Period. We are still experiencing softness in the market, most notably in our jewelry and leathers categories. In the watch category, declines in traditional watches were largely offset by increases in connected watches. Global comparable retail sales increased moderately for the Year To Date Period, driven by strong e-commerce growth and our connected watch products in particular.

Net sales information by product category is summarized as follows (dollars in millions):

	For the 26 Weeks Ended June 30, 2018		For the 26 Weeks Ended July 1, 2017		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$910.6	79.5%	$919.2	78.0%	$(8.6)	(0.9)%	(4.6)%
Leathers	137.2	12.0	142.3	12.1	(5.1)	(3.6)	(6.9)
Jewelry	74.9	6.5	92.2	7.8	(17.3)	(18.8)	(24.1)
Other	23.0	2.0	24.9	2.1	(1.9)	(7.6)	(12.4)
Total	$1,145.7	100.0%	$1,178.6	100.0%	$(32.9)	(2.8)%	(6.6)%
In the Year To Date Period, the translation of foreign-based net sales into U.S. dollars increased reported net sales by approximately $44.3 million, including favorable impacts of $33.7 million, $8.5 million and $2.1 million and in our Europe, Asia and Americas segments, respectively, compared to the Prior Year YTD Period.
The following table sets forth consolidated net sales by segment (dollars in millions):

	For the 26 Weeks Ended June 30, 2018		For the 26 Weeks Ended July 1, 2017		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Americas	$528.3	46.1%	$566.3	48.1%	$(38.0)	(6.7)%	(7.1)%
Europe	378.2	33.0	390.4	33.1	(12.2)	(3.1)	(11.8)
Asia	239.2	20.9	221.9	18.8	17.3	7.8	4.0
Total	$1,145.7	100.0%	$1,178.6	100.0%	$(32.9)	(2.8)%	(6.6)%
Americas Net Sales. For the Year To Date Period, Americas net sales decreased $38.0 million or 6.7% (7.1% in constant currency), compared to the Prior Year YTD Period. During the Year To Date Period, watches decreased $21.5 million or 4.9% (5.2% in constant currency) while our jewelry and leathers categories declined $8.9 million or 28.3% (29.3% in constant currency) and $7.2 million or 8.2% (8.6% in constant currency), respectively. During the Year To Date Period, sales increases in FOSSIL watches, driven by connected products, were more than offset by declines in most other brands and categories, including BURBERRY and ADIDAS due to the termination of these licenses. Geographically, sales declines in the U.S. and Canada were slightly offset by sales increases in Mexico. Although the wholesale channel sales decreased during the Year To Date Period, the direct channel performance was relatively flat as growth in our e-commerce business offset the negative impact of store closures. Comparable retail sales increased moderately in the region, with increases in our e-commerce business and in our retail stores.
The following table sets forth product net sales for the Americas segment on a reported and constant currency basis (dollars in millions):

	For the 26 Weeks Ended June 30, 2018	For the 26 Weeks Ended July 1, 2017
			Growth (Decline)
	Net Sales	Net Sales	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$417.3	$438.8	$(21.5)	(4.9)%	(5.2)%
Leathers	81.1	88.3	(7.2)	(8.2)	(8.6)
Jewelry	22.5	31.4	(8.9)	(28.3)	(29.3)
Other	7.4	7.8	(0.4)	(5.1)	(3.8)
Total	$528.3	$566.3	$(38.0)	(6.7)%	(7.1)%

Europe Net Sales. For the Year To Date Period, Europe net sales decreased $12.2 million or 3.1% (11.8% in constant currency), compared to the Prior Year YTD Period. Our jewelry category declined $7.4 million or 13.0% (21.2% in constant currency). Watches declined $3.7 million or 1.3% (9.8% in constant currency), and our leathers categories increased $0.1 million or 0.3% (decreased 10.0% in constant currency). During the Year To Date Period, most of the brands in the portfolio declined, driven by decreases in traditional watches that were partially offset by increases in connected watches. Sales were down in most major markets, including France, Germany and the United Kingdom. Comparable retail sales were moderately negative during the Year To Date Period, with growth in e-commerce sales more than offset by declines in store sales.
The following table sets forth product net sales for the Europe segment on a reported and constant currency basis (dollars in millions):

	For the 26 Weeks Ended June 30, 2018	For the 26 Weeks Ended July 1, 2017
			Growth (Decline)
	Net Sales	Net Sales	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$287.6	$291.3	$(3.7)	(1.3)%	(9.8)%
Leathers	31.0	30.9	0.1	0.3	(10.0)
Jewelry	49.7	57.1	(7.4)	(13.0)	(21.2)
Other	9.9	11.1	(1.2)	(10.8)	(18.9)
Total	$378.2	$390.4	$(12.2)	(3.1)%	(11.8)%

Asia Net Sales. For the Year To Date Period, Asia net sales increased $17.3 million or 7.8% (4.0% in constant currency), compared to the Prior Year YTD Period. Watch sales increased $16.6 million or 8.8% (5.0% in constant currency). Leathers increased $2.0 million or 8.7% (3.9% in constant currency), while jewelry declined $0.9 million or 24.3% (29.7% in constant currency). We continued to have strong sales growth in India and China, primarily driven by e-commerce. Hong Kong, Malaysia and South Korea also had positive sales growth, while Japan and our distributor markets declined. For the Year To Date Period, comparable retail sales in the region increased modestly with strong comparable sales in the e-commerce channel and moderate increases in our Fossil full-priced accessory stores, largely offset by declines in our other store concepts.
The following table sets forth product net sales for the Asia segment on a reported and constant currency basis (dollars in millions):

	For the 26 Weeks Ended June 30, 2018	For the 26 Weeks Ended July 1, 2017
			Growth (Decline)
	Net Sales	Net Sales	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$205.7	$189.1	$16.6	8.8%	5.0%
Leathers	25.1	23.1	2.0	8.7	3.9
Jewelry	2.8	3.7	(0.9)	(24.3)	(29.7)
Other	5.6	6.0	(0.4)	(6.7)	(8.3)
Total	$239.2	$221.9	$17.3	7.8%	4.0%

Gross Profit. For the Year To Date Period, gross profit margin increased 200 basis points to 52.1% compared to 50.1% in the Prior Year YTD Period. The increased gross profit margin was primarily driven by the same factors impacting the Second Quarter, including a favorable currency impact of approximately 180 basis points in the Year To Date Period.
Operating Expenses. For the Year To Date Period, total operating expenses decreased to $624.0 million compared to $1.1 billion in the Prior Year YTD Period, primarily due to intangible impairment charges recorded in the Prior Year YTD Period. SG&A expenses were lower compared to the Prior Year YTD Period due to lower infrastructure and store costs driven by NWF. During the Year To Date Period, we incurred restructuring costs of $35.9 million under our NWF initiative compared with restructuring costs of $36.0 million in the Prior Year YTD Period. The translation of foreign-denominated expenses during the Year To Date Period increased operating expenses by approximately $22.1 million as a result of the weaker U.S. dollar. As a percentage of net sales, SG&A expenses decreased to 50.8% in the Year To Date Period as compared to 52.8% in the Prior Year YTD Period.

Consolidated Operating Income (Loss). Operating income (loss) improved to a loss of $27.3 million in the Year To Date Period as compared to a loss of $475.0 million in the Prior Year YTD Period, primarily driven by non-cash intangible impairment charges of $407.1 million incurred in the Prior Year YTD Period. SG&A expenses also decreased due to corporate and regional infrastructure reductions and lower store costs due to store closures. The increase in gross margin rate more than offset the decrease in net sales. As a percentage of net sales, operating margin was (2.4)% in the Year To Date Period as compared to (40.3)% in the Prior Year YTD Period and was positively impacted by approximately 200 basis points due to changes in foreign currencies.
Operating income (loss) by segment is summarized as follows (dollars in millions):

	For the 26 Weeks Ended June 30, 2018	For the 26 Weeks Ended July 1, 2017	Change		Operating Margin %
			Dollars	Percentage	2018	2017
Americas	$67.2	$(140.8)	$208.0	(147.7)%	12.7%	(24.9)%
Europe	42.4	(73.2)	115.6	(157.9)	11.2	(18.7)
Asia	33.9	(24.7)	58.6	(237.2)	14.2	(11.1)
Corporate	(170.8)	(236.3)	65.5	(27.7)
Total operating income (loss)	$(27.3)	$(475.0)	$447.7	(94.3)%	(2.4)%	(40.3)%
Interest Expense. Interest expense increased by $1.7 million during the Year To Date Period as a result of higher interest rates on our amended credit facility, partially offset by the favorable impact of a smaller borrowing base.
Other Income (Expense)-Net. During the Year To Date Period, other income (expense)-net decreased by $10.1 million to a net expense of $2.4 million in comparison to the Prior Year YTD Period. This change was primarily driven by net foreign currency losses in the Year To Date Period compared to net gains in the Prior Year YTD Period.
Provision for Income Taxes. Income tax expense for the Year To Date Period was $3.3 million, resulting in an effective income tax rate of (6.4)%. For the Prior Year YTD Period, income tax benefit was $97.5 million, resulting in an effective income tax rate of 20.0%. The tax expense in the Year To Date Period was favorably impacted by net discrete items related to changes in the estimate of 2017 tax expense, including an increase of $2.5 million in the estimate of the one-time repatriation tax under the Tax Cuts and Jobs Act which was more than offset by a $9.7 million reduction in tax expense due to a change in method of accounting to apply the lower of cost or market method to value inventory. The Company made reasonable estimates and recorded provisional amounts in its financial statements for fiscal year 2017 as permitted under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act and expects to make additional changes to the estimate during the year as it refines the calculations and implements future expected guidance and regulations from the U.S. Department of Treasury and the Internal Revenue Service. The Prior YTD Period was negatively impacted by the inability to claim a tax deduction for certain amounts of goodwill impairment expense recorded during that period.
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
Net Income (Loss) Attributable to Fossil Group, Inc. Year To Date Period net income (loss) attributable to Fossil Group, Inc. improved to a loss $56.1 million, or $1.15 per diluted share, in comparison to a loss of $392.9 million, or $8.12 per diluted share, in the Prior Year YTD Period, primarily due to a $6.51 per diluted share impact of intangible impairment charges recorded during the Prior Year YTD Period. Diluted earnings (loss) per share was negatively impacted by restructuring charges of $0.58 in the Year To Date Period and $0.48 in the Prior Year YTD Period. Diluted earnings per share in the Year To Date Period, as compared to the Prior Year YTD Period, increased $0.18 due to the currency impact of a weaker U.S. dollar.

Liquidity and Capital Resources
Our cash and cash equivalents balance at the end of the Second Quarter was $241.8 million, including $210.6 million held in banks outside the U.S., in comparison to cash and cash equivalents of $319.8 million at the end of the Prior Year Quarter and $231.2 million at the end of fiscal year 2017. Historically, our business operations have not required substantial cash during the first several months of our fiscal year. Generally, starting in the third quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our quarterly cash requirements are also impacted by strategic investments such as acquisitions, other capital expenditures and restructuring charges. We believe cash from operating activities as well as amounts available under our credit facilities are sufficient to meet our cash needs for the next 12 months.
For the Year To Date Period, we generated operating cash flow of $77.4 million. Net loss of $54.7 million was offset by net non-cash items of $36.4 million and a decrease in working capital items of $95.6 million. We had net debt payments of $45.0 million and capital expenditures of $6.3 million.
Accounts receivable, net of allowances, decreased by 14.9% to $204.7 million at the end of the Second Quarter compared to $240.4 million at the end of the Prior Year Quarter. Days sales outstanding for our wholesale businesses for the Second Quarter decreased to 44 days compared to 50 days in the Prior Year Quarter as a result of increased collections primarily in the Americas department store channel.
Accounts payable at the end of the Second Quarter was $139.5 million, which decreased by 14.7% from the end of the Prior Year Quarter ending accounts payable balance of $163.5 million. The decrease in accounts payable was largely due to reductions in inventory purchases.
Inventory at the end of the Second Quarter was $497.8 million, which decreased by 19.5% from the end of the Prior Year Quarter ending inventory balance of $618.1 million, as we are making progress on our inventory reduction efforts and have significantly reduced our inventories of traditional watches. We remain focused on clearing previous generation connected products over the next few fiscal quarters.
At the end of the Second Quarter, we had net working capital of $561.8 million compared to net working capital of $890.7 million at the end of the Prior Year Quarter. At the end of the Second Quarter, we had approximately $127.7 million of short-term borrowings and $268.4 million in long-term debt.
For fiscal year 2018, we expect total capital expenditures to be approximately $25 million. Of this amount, we expect approximately 35% will be for technology and facilities maintenance, approximately 35% will be for strategic growth, including investments in omni-channel, global concessions and technology, and approximately 30% will be for retail store renovations and enhancements. Our capital expenditure budget and allocation to the foregoing investments are estimates and are subject to change. We believe that cash flows from operations combined with existing cash on hand and amounts available under our credit facilities will be sufficient to fund our working capital needs and planned capital expenditures for the next twelve months.

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

The Credit Agreement amended and restated that certain credit agreement, dated as of March 9, 2015, as amended, which was scheduled to mature on May 17, 2019 (the "Prior Agreement").  As of January 29, 2018, we had $497.0 million in aggregate principal amount of revolving credit loans and no term loans outstanding under the Prior Agreement, all of which was refinanced on January 29, 2018 with borrowings under the Credit Agreement. No penalties or other early termination fees were incurred in connection with the amendment and restatement of the Prior Agreement. We recorded a loss of $0.7 million in other income (expense) - net during the first quarter of fiscal year 2018 for debt issuance costs associated with the Prior Agreement.

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
During the Year To Date Period, we had net borrowings of $400.0 million under the Term Loan at an average annual interest rate of 8.8%. Additionally, we had net payments of $445.0 million under the Revolving Credit Facility and revolving credit loans under the Prior Agreement during the Year To Date Period at an average annual interest rate of 5.4%. As of June 30, 2018, we had $400.0 million outstanding under the Term Loan and no loans outstanding under the Revolving Credit Facility. We also had unamortized debt issuance costs of $9.4 million, which reduce the corresponding debt liability. In addition, we had $2.7 million of outstanding standby letters of credit at June 30, 2018. Amounts available under the Revolving Credit Facility are reduced by any amounts outstanding under standby letters of credit. As of June 30, 2018, we had available borrowing capacity of $245.3 million under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility were mainly used to fund normal operating expenses and capital expenditures. At June 30, 2018, we were in compliance with all debt covenants related to all our credit facilities.
Off Balance Sheet Arrangements
As of June 30, 2018, there were no material changes to our off balance sheet arrangements as set forth in commitments and contingencies in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017.
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

The following table shows our outstanding forward contracts designated as cash flow hedges for inventory transactions (in millions) at June 30, 2018 and their expiration dates.

Functional Currency		Contract Currency
Type	Amount	Type	Amount	Expiring Through
Euro	165.2	U.S. dollar	196.6	November 2019
Canadian dollar	61.4	U.S. dollar	47.9	December 2019
British pound	26.5	U.S. dollar	35.2	December 2019
Japanese yen	2,556.1	U.S. dollar	23.6	December 2019
Mexican peso	173.2	U.S. dollar	8.6	November 2018
Australian dollar	6.9	U.S. dollar	5.3	December 2018
U.S. dollar	18.1	Japanese yen	1,960.0	May 2019
If we were to settle our euro, Canadian dollar, British pound, Japanese yen, Mexican peso, Australian dollar and U.S. dollar based forward contracts hedging inventory transactions as of June 30, 2018, the net result would have been a net gain of approximately $5.0 million, net of taxes. As of June 30, 2018, a 10% unfavorable change in the U.S. dollar strengthening against foreign currencies to which we have balance sheet transactional exposures would have decreased net pre-tax income by $19.0 million. The translation of the balance sheets of our foreign-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. As of June 30, 2018, a 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would have reduced consolidated stockholders' equity by approximately $48.3 million.
Interest Rate Risk
We are subject to interest rate volatility with regard to debt borrowings. Based on our variable-rate debt outstanding as of June 30, 2018, a 100 basis point increase in interest rates would increase annual interest expense by approximately $4.1 million.

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
Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of June 30, 2018.
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
Item 1A. Risk Factors
You should carefully consider the following risk factor in addition to other information included in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 30, 2017 and in other documents we file with the SEC, in evaluating the Company and its business.
If significant tariffs or other restrictions are placed on imports from China or any retaliatory trade measures are taken by China, our revenue and results of operations may be materially harmed.
If significant tariffs or other restrictions are placed on imports from China or any retaliatory trade measures are taken by China, our revenue and results of operations may be materially harmed. In July 2018, the Trump Administration announced a list of thousands of categories of goods, including electronics, that could face tariffs of 10% to 25%. It is expected that these tariffs will be finalized after a public comment period ending in early September 2018. If the tariff list remains unaltered, a portion of our products, including smart watches that are assembled and manufactured in China, would be subject to a 10% to 25% tariff assessed on the first cost price of these products as imported into the United States. If these duties are imposed on our products, we may be required to raise our prices, which may result in the loss of customers and harm our operating performance. Alternatively, we may seek to shift production outside of China, resulting in significant costs and disruption to our operations. Additionally, the Trump Administration continues to signal that it may alter trade agreements and terms between China and the United States, including limiting trade with China, and may impose additional tariffs on imports from China and potentially impose other restrictions on exports from China to the United States. Even if the currently proposed duties are not imposed on our products, it is possible further tariffs will be imposed on imports of our products, or that our business will be impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, causing us to raise prices or make changes to our operations, any of which could materially harm our revenue or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no shares of common stock repurchased under any of our repurchase programs during the Second Quarter. We are currently prohibited by the terms of our Revolving Credit Facility from repurchasing shares of our common stock.
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

3.3	Fifth Amended and Restated Bylaws of Fossil Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on April 3, 2017).

10.1(1)(3)	First Amendment to the Fossil Group, Inc. 2016 Long-Term Incentive Plan.
10.2(1)(3)	Waiver of Portion of 2018 Automatic Grant

31.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

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
_______________________________________________
(1)                  Filed herewith.
(2)                  Furnished herewith.
(3)                  Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOSSIL GROUP, INC.

August 9, 2018	/S/ JEFFREY N. BOYER
Jeffrey N. Boyer
Executive Vice President, Chief Financial Officer and Treasurer (Principal financial and accounting officer duly authorized to sign on behalf of the Registrant)