Form 10-Q
period 2018-09-29
Fossil Group, Inc.
filed 2018-11-08
CIK 883569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 29, 2018

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act (check one):

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

The number of shares of the registrant’s common stock outstanding as of November 1, 2018: 49,455,528

FOSSIL GROUP, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 29, 2018

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
IN THOUSANDS

	September 29, 2018	December 30, 2017
Assets
Current assets:
Cash and cash equivalents	$236,103	$231,244
Accounts receivable - net of allowances of $28,171 and $88,128, respectively	261,678	367,013
Inventories	521,311	573,788
Prepaid expenses and other current assets	129,410	118,943
Total current assets	1,148,502	1,290,988
Property, plant and equipment - net of accumulated depreciation of $453,465 and $431,914, respectively	190,644	219,742
Intangible and other assets-net	130,385	147,642
Total long-term assets	321,029	367,384
Total assets	$1,469,531	$1,658,372
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$159,401	$204,981
Short-term and current portion of long-term debt	127,977	2,144
Accrued expenses:
Compensation	72,653	70,725
Royalties	26,921	39,874
Customer liabilities	52,111	27,946
Transaction taxes	28,489	36,547
Other	76,101	109,211
Income taxes payable	27,525	17,660
Total current liabilities	571,178	509,088
Long-term income taxes payable	29,163	47,093
Deferred income tax liabilities	2,450	1,096
Long-term debt	269,134	443,942
Other long-term liabilities	68,025	76,206
Total long-term liabilities	368,772	568,337
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, 49,393 and 48,643 shares issued and outstanding at September 29, 2018 and December 30, 2017, respectively	494	486
Additional paid-in capital	262,755	242,263
Retained earnings	332,044	409,653
Accumulated other comprehensive income (loss)	(68,508)	(76,269)
Total Fossil Group, Inc. stockholders’ equity	526,785	576,133
Noncontrolling interests	2,796	4,814
Total stockholders’ equity	529,581	580,947
Total liabilities and stockholders’ equity	$1,469,531	$1,658,372

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
UNAUDITED
IN THOUSANDS, EXCEPT PER SHARE DATA

	For the 13 Weeks Ended September 29, 2018	For the 13 Weeks Ended September 30, 2017	For the 39 Weeks Ended September 29, 2018	For the 39 Weeks Ended September 30, 2017
Net sales	$608,827	$688,722	$1,754,566	$1,867,358
Cost of sales	282,295	368,829	831,333	956,600
Gross profit	326,532	319,893	923,233	910,758
Operating expenses:
Selling, general and administrative expenses	297,804	314,623	879,694	937,330
Goodwill and trade name impairments	—	—	6,212	407,128
Restructuring charges	6,075	5,769	41,942	41,818
Total operating expenses	303,879	320,392	927,848	1,386,276
Operating income (loss)	22,653	(499)	(4,615)	(475,518)
Interest expense	9,899	12,070	31,658	32,096
Other income (expense) - net	(2,895)	3,860	(5,338)	11,501
Income (loss) before income taxes	9,859	(8,709)	(41,611)	(496,113)
Provision for income taxes	3,937	(3,230)	7,209	(100,746)
Net income (loss)	5,922	(5,479)	(48,820)	(395,367)
Less: Net income (loss) attributable to noncontrolling interests	916	(80)	2,247	2,931
Net income (loss) attributable to Fossil Group, Inc.	$5,006	$(5,399)	$(51,067)	$(398,298)
Other comprehensive income (loss), net of taxes:
Currency translation adjustment	$(1,380)	$5,222	$(8,136)	$32,078
Cash flow hedges - net change	2,704	(9,771)	15,897	(21,364)
Total other comprehensive income (loss)	1,324	(4,549)	7,761	10,714
Total comprehensive income (loss)	7,246	(10,028)	(41,059)	(384,653)
Less: Comprehensive income attributable to noncontrolling interests	916	(80)	2,247	2,931
Comprehensive income (loss) attributable to Fossil Group, Inc.	$6,330	$(9,948)	$(43,306)	$(387,584)
Earnings (loss) per share:
Basic	$0.10	$(0.11)	$(1.04)	$(8.22)
Diluted	$0.10	$(0.11)	$(1.04)	$(8.22)
Weighted average common shares outstanding:
Basic	49,381	48,521	49,107	48,439
Diluted	50,659	48,521	49,107	48,439

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
IN THOUSANDS

	For the 39 Weeks Ended September 29, 2018	For the 39 Weeks Ended September 30, 2017
Operating Activities:
Net Income (loss)	$(48,820)	$(395,367)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	47,154	61,526
Stock-based compensation	17,240	22,384
Decrease in allowance for returns and markdowns	(28,034)	(6,129)
Loss on disposal of assets	776	1,686
Property, plant and equipment and other long-lived asset impairment losses	1,757	2,726
Goodwill and trade name impairment losses	6,212	407,128
Non-cash restructuring charges	7,410	7,031
Increase in allowance for doubtful accounts	4,867	4,161
Loss on extinguishment of debt	718	—
Deferred income taxes and other	10,809	(111,177)
Contingent consideration remeasurement	(1,257)	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	143,955	85,078
Inventories	13,113	(116,002)
Prepaid expenses and other current assets	(2,620)	(5,620)
Accounts payable	(46,805)	80,146
Accrued expenses	(45,986)	20,863
Income taxes payable	(8,077)	1,734
Net cash provided by operating activities	72,412	60,168
Investing Activities:
Additions to property, plant and equipment	(10,188)	(17,239)
(Increase) decrease in intangible and other assets	(488)	337
Proceeds from the sale of property, plant and equipment	182	533
Net cash used in investing activities	(10,494)	(16,369)
Financing Activities:
Proceeds from exercise of stock options	186	—
Net settlement of restricted grants, restricted stock units and preferred stock units	(2,493)	(947)
Distribution of noncontrolling interest earnings	(4,224)	(428)
Debt borrowings	809,524	1,162,074
Debt payments	(854,240)	(1,311,597)
Payment for shares of Fossil Accessories South Africa Pty. Ltd.	(1,678)	—
Debt issuance costs	(7,434)	(5,579)
Net cash used in financing activities	(60,359)	(156,477)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	4,588	(17,855)
Net increase (decrease) in cash, cash equivalents, and restricted cash	6,147	(130,533)
Cash, cash equivalents, and restricted cash:
Beginning of period	231,655	297,862
End of period	$237,802	$167,329

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1. FINANCIAL STATEMENT POLICIES
Basis of Presentation. The condensed consolidated financial statements include the accounts of Fossil Group, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”).
The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of September 29, 2018, and the results of operations for the thirteen-week periods ended September 29, 2018 (“Third Quarter”) and September 30, 2017 (“Prior Year Quarter”), respectively, and the 39 week periods ended September 29, 2018 (“Year To Date Period”) and September 30, 2017 (“Prior Year YTD Period”). All adjustments are of a normal, recurring nature.
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
Hedging Instruments. The Company is exposed to certain market risks relating to foreign exchange rates and interest rates. The Company actively monitors and attempts to mitigate, but does not eliminate, these exposures using derivative instruments, including foreign exchange forward contracts ("forward contracts"). The Company’s foreign subsidiaries periodically enter into forward contracts to hedge the future payment of intercompany inventory transactions denominated in U.S. dollars. Additionally, the Company enters into forward contracts to manage fluctuations in Japanese yen exchange rates that will be used to settle future third-party inventory component purchases by a U.S. dollar functional currency subsidiary. If the Company was to settle its euro, Canadian dollar, British pound, Japanese yen, Mexican peso, Australian dollar and U.S dollar forward contracts as of September 29, 2018, the result would have been a net gain of approximately $6.2 million, net of taxes. This unrealized gain is recognized in other comprehensive income (loss), net of taxes on the Company's consolidated statements of income (loss) and comprehensive income (loss). Additionally, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the cash flows being hedged, any changes in fair value relating to the ineffective portion of these contracts would be recognized in other income (expense)-net on the Company's consolidated statements of income (loss) and comprehensive income (loss). To reduce exposure to changes in currency exchange rates adversely affecting the Company’s investment in foreign currency-denominated subsidiaries, the Company periodically enters into forward contracts designated as net investment hedges. Both realized and unrealized gains and losses from net investment hedges are recognized in the cumulative translation adjustment component of other comprehensive income (loss), and will be reclassified into earnings in the event the Company's underlying investments are liquidated or disposed. The Company does not enter into derivative financial instruments for trading or speculative purposes. See “Note 10—Derivatives and Risk Management” for additional disclosures about the Company’s use of derivatives.

Operating Expenses. Operating expenses include selling, general and administrative expenses (“SG&A”), goodwill and trade name impairment and restructuring charges. SG&A expenses include selling and distribution expenses primarily consisting of sales and distribution labor costs, sales distribution center and warehouse facility costs, depreciation expense related to sales distribution and warehouse facilities, the four-wall operating costs of the Company’s retail stores, point-of-sale expenses, advertising expenses and art, design and product development labor costs. SG&A also includes general and administrative expenses primarily consisting of administrative support labor and “back office” or support costs such as treasury, legal, information services, accounting, internal audit, human resources, executive management costs and costs associated with stock-based compensation. Restructuring charges include costs to reorganize, refine and optimize the Company’s infrastructure as well as store closure expenses. During the second quarter of fiscal 2018, the SKAGEN® trade name with a carrying amount of $27.3 million was written down to its implied fair value of $21.1 million, resulting in a pre-tax impairment charges of $6.2 million. In the second quarter of fiscal 2017, the Company fully impaired goodwill and recognized pre-tax impairment charge in operations of $202.3 million, $114.3 million and $42.9 million in the Americas, Europe and Asia segments, respectively. Also in the second quarter of fiscal 2017, the Company recognized pre-tax impairment charges in operations of $28.3 million, $11.8 million, and $7.6 million related to the SKAGEN, MISFIT® and MICHELE® trade names, respectively.
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
The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS (in thousands, except per share data):

	For the 13 Weeks Ended September 29, 2018	For the 13 Weeks Ended September 30, 2017	For the 39 Weeks Ended September 29, 2018	For the 39 Weeks Ended September 30, 2017
Numerator:
Net income (loss) attributable to Fossil Group, Inc.	$5,006	$(5,399)	$(51,067)	$(398,298)
Denominator:
Basic EPS computation:
Basic weighted average common shares outstanding	49,381	48,521	49,107	48,439
Basic EPS	$0.10	$(0.11)	$(1.04)	$(8.22)
Diluted EPS computation:
Basic weighted average common shares outstanding	49,381	48,521	49,107	48,439
Effect of stock options, stock appreciation rights, restricted stock units and performance restricted stock units	1,278	—	—	—
Diluted weighted average common shares outstanding	50,659	48,521	49,107	48,439
Diluted EPS	$0.10	$(0.11)	$(1.04)	$(8.22)
At the end of the Third Quarter and Year To Date Period, 1.9 million and 5.1 million weighted average shares issuable under stock-based awards, respectively, were not included in the diluted EPS calculation because they were antidilutive. The total antidilutive weighted average shares included 0.7 million and 1.2 million weighted average performance-based shares at the end of the Third Quarter and Year To Date Period, respectively. Additionally, 0.5 million weighted average performance-based shares were not included in the diluted EPS calculation at the end of the Third Quarter because the performance targets were not met.
At the end of the Prior Year Quarter and Prior Year YTD Period, 5.1 million and 4.4 million weighted average shares issuable under stock-based awards, respectively, were not included in the diluted EPS calculation because they were antidilutive. The total antidilutive weighted average shares included 1.2 million weighted average performance-based shares at the end of both the Prior Year Quarter and Prior Year YTD Period.
Recently Issued Accounting Standards
In August 2018, the Securities and Exchange Commission ("SEC") adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. The Company is in the process of evaluating the impact of the final rule on its consolidated financial statements and the Company plans to include the additional interim disclosures for the first interim period in fiscal year 2019.

In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) ("ASU 2018-15"). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company does not expect this standard to have a material impact on the Company's consolidated results of operations or financial position.
In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans ("ASU 2018-14"). ASU 2018-14 removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and adds additional disclosures. The guidance is effective for fiscal years ending after December 15, 2020. The Company does not expect this standard to have a material impact on the Company's consolidated results of operations or financial position.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). ASU 2018-13 eliminates certain disclosure requirements related to the fair value hierarchy, adds new disclosure requirements related to the changes in unrealized gains and losses for recurring Level 3 fair value measurements and disclosing the range and weighted average of significant observable inputs used to develop Level 3 fair value measurements and modifies certain disclosure requirements related to measurement uncertainty for fair value measurements. The guidance is effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. The Company does not expect this standard to have a material impact on the Company's consolidated results of operations or financial position.
In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). The current standard, ASC Topic 740 - Income Taxes, requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. This includes the tax effects of items in accumulated other comprehensive income ("AOCI") that were originally recognized in other comprehensive income, subsequently creating stranded tax effects. ASU 2018-02 allows a reclassification from AOCI to retained earnings for stranded tax effects specifically resulting from the Tax Cuts and Jobs Act. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those periods. Early adoption is permitted. The Company does not expect this standard to have a material impact on the Company's consolidated results of operations or financial position.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification® (“ASU 2016-02”), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and modifies accounting, presentation and disclosure for both lessors and lessees. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. ASU 2016-02 is effective for annual periods, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases which updates narrow aspects of the guidance issued in ASU 2016-02. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements ("ASU 2018-11") which allows entities to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Many of the Company’s leases are considered operating leases and are not capitalized under ASC 840. Under ASC 842 the majority of these leases will qualify for capitalization and will result in the recognition of lease assets and lease liabilities once the new standard is adopted. The Company has substantially completed evaluating its population of leases and is in the process of implementing a new lease accounting system to capture, track and account for lease data. The Company is also in the process of identifying changes to its business processes and controls to support adoption of the new standard. The Company plans to adopt the standard using the optional transition method presented in ASU 2018-11 and expects the standard to result in a significant increase to the Company's condensed consolidated balance sheets for lease liabilities and right-of-use assets.
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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"). ASU 2016-18 requires that a statement of cash flows explain the change during the period in total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 was effective for the Company beginning fiscal year 2018 and changed the presentation of the condensed consolidated statements of cash flows to now include restricted cash and cash equivalents as well as previously reported cash and cash equivalents in reconciling the period change. The Company adopted ASU 2016-18 using a retrospective transition method. The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of September 29, 2018 and September 30, 2017 that are presented in the condensed consolidated statement of cash flows (in thousands):

	September 29, 2018	September 30, 2017	December 30, 2017
Cash and cash equivalents	$236,103	$166,922	$231,244
Restricted cash included in prepaid expenses and other current assets	31	34	34
Restricted cash included in intangible and other assets-net	1,668	373	377
Cash, cash equivalents and restricted cash	$237,802	$167,329	$231,655

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
The following tables summarize the impact of adopting ASU 2014-09 on the Company's condensed consolidated balance sheets as of September 29, 2018 and the Company's condensed consolidated statements of income (loss) and comprehensive income (loss) for the Third Quarter and Year To Date Period (in thousands):

	September 29, 2018
	As Reported	Without Adoption of ASU 2014-09	Impact of Adoption of ASU 2014-09
Assets
Accounts receivable	$261,678	$240,178	$21,500
Inventories	521,311	538,810	(17,499)
Prepaid expenses and other current assets	129,410	112,332	17,078
Liabilities
Customer liabilities	$52,111	$14,850	$37,261

	For the 13 Weeks Ended September 29, 2018
	As Reported	Without Adoption of ASU 2014-09	Impact of Adoption of ASU 2014-09
Net sales	$608,827	$614,357	$(5,530)
Cost of sales	282,295	281,990	305

	For the 39 Weeks Ended September 29, 2018
	As Reported	Without Adoption of ASU 2014-09	Impact of Adoption of ASU 2014-09
Net sales	$1,754,566	$1,750,513	$4,053
Cost of sales	831,333	830,912	421
Retained Earnings Adjustments. The following table presents the changes in the retained earnings balance including the cumulative effect of adopting ASU 2014-09, net of taxes (in thousands):

Retained Earnings
Balance at December 30, 2017	$409,653
Net income (loss) attributable to Fossil Group, Inc.	(51,067)
Markdowns adjustment, net of taxes	(27,325)
Sales adjustment, net of taxes	783
Balance at September 29, 2018	$332,044
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
Disaggregation of Revenue. The Company's revenue disaggregated by major product category and timing of revenue recognition was as follows (in thousands):

	For the 13 Weeks Ended September 29, 2018
	Americas	Europe	Asia	Total
Product type
Watches	$213,365	$157,877	$115,296	$486,538
Leathers	38,645	15,452	11,939	66,036
Jewelry	11,495	28,495	1,810	41,800
Other	5,559	5,709	3,185	14,453
Consolidated	$269,064	$207,533	$132,230	$608,827

Timing of revenue recognition
Revenue recognized at a point in time	$268,485	$207,247	$132,098	$607,830
Revenue recognized over time	579	286	132	997
Consolidated	$269,064	$207,533	$132,230	$608,827

	For the 39 Weeks Ended September 29, 2018
	Americas	Europe	Asia	Total
Product type
Watches	$630,678	$445,433	$321,032	$1,397,143
Leathers	119,732	46,405	37,078	203,215
Jewelry	33,973	78,152	4,584	116,709
Other	13,013	15,698	8,788	37,499
Consolidated	$797,396	$585,688	$371,482	$1,754,566

Timing of revenue recognition
Revenue recognized at a point in time	$795,824	$584,930	$371,126	$1,751,880
Revenue recognized over time	1,572	758	356	2,686
Consolidated	$797,396	$585,688	$371,482	$1,754,566
Practical Expedients and Contract Balances. As of September 29, 2018, the Company had no material contract assets on the Company's condensed consolidated balance sheets and no deferred contract costs. The Company had contract liabilities of $5.9 million and $4.6 million as of September 29, 2018 and December 30, 2017, respectively, primarily related to remaining performance obligations on wearable technology products. Additionally, the Company had contract liabilities of $3.7 million and $7.2 million as of September 29, 2018 and December 30, 2017, respectively, related to gift cards issued. The Company does not disclose remaining performance obligations related to contracts with durations of one year or less as allowed by the practical expedient applicable to such contracts. These remaining performance obligations primarily relate to unfilled customer orders that will be satisfied in less than one year. This includes confirmed orders and orders that the Company believes will be confirmed by delivery of a formal purchase order. The amount of unfilled customer orders is affected by a number of factors, including seasonality and the scheduling of the manufacture and shipment of products. The Company has also elected to adopt the practical expedient related to shipping and handling fees which allows the Company to account for shipping and handling activities that occur after control of the related good transfers as fulfillment activities instead of assessing such activities as performance obligations.

3. INVENTORIES
Inventories consisted of the following (in thousands):

	September 29, 2018	December 30, 2017
Components and parts	$32,014	$52,837
Work-in-process	5,924	15,983
Finished goods	483,373	504,968
Inventories	$521,311	$573,788

4. WARRANTY LIABILITIES
The Company’s warranty liability is recorded in accrued expenses-other in the Company’s condensed consolidated balance sheets. Warranty liability activity consisted of the following (in thousands):

	For the 39 Weeks Ended September 29, 2018	For the 39 Weeks Ended September 30, 2017
Beginning balance	$19,405	$15,421
Settlements in cash or kind	(11,963)	(11,608)
Warranties issued and adjustments to preexisting warranties (1)	13,837	14,984
Ending balance	$21,279	$18,797
_______________________________________________
(1) Changes in cost estimates related to preexisting warranties are aggregated with accruals for new standard warranties issued and foreign currency changes.

5. INCOME TAXES
The Company’s income tax (benefit) expense and related effective rates were as follows (in thousands, except percentage data):

	For the 13 Weeks Ended September 29, 2018	For the 13 Weeks Ended September 30, 2017	For the 39 Weeks Ended September 29, 2018	For the 39 Weeks Ended September 30, 2017
Income tax (benefit) expense	$3,937	$(3,230)	$7,209	$(100,746)
Effective tax rate	39.9%	37.1%	(17.3)%	20.3%
The higher effective tax rate in the Third Quarter as compared to the Prior Year Quarter was primarily due to the fact that there was no tax benefit accrued on the deferred tax assets and net operating losses ("NOLs") of the U.S. and certain foreign entities due to the uncertainty of future income being generated to utilize the NOLs and the negative impact of the Global Intangible Low-Taxed Income (“GILTI”) provision of the Tax Cuts and Jobs Act signed into law last year, whereby certain foreign income inclusions absorb the U.S. NOL, effectively resulting in no tax benefit derived on the loss. For entities in a loss position, the Company has accrued valuation allowances on the deferred tax assets and the NOLs, whereas in the Prior Year Quarter, the Company accrued a tax benefit on most deferred tax assets and NOLs. These negative impacts were partially offset by the recognition of an income tax benefit related to a reduction in the 2017 federal income tax liability over the amount previously accrued.
The Year to Date Period tax rate is negative due to the accrual of income tax expense on entities with positive taxable income against a consolidated year to date loss combined with the impact of the GILTI provision. This negative impact was partially offset by net favorable discrete adjustments relating to the 2017 income tax provision. The Company made reasonable estimates and recorded provisional amounts in its financial statements for fiscal year 2017 as permitted under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act. The Third Quarter and Year to Date Period tax rates reflect a refinement in the repatriation tax calculations and implementation of the proposed regulations issued by the U.S. Department of Treasury and the Internal Revenue Service during the third quarter relating to Section 965 of the Internal Revenue Code, as amended by the Tax Cuts and Jobs Act, which was enacted on December 22, 2017.
As of September 29, 2018, the Company's total amount of unrecognized tax benefits, excluding interest and penalties, was $34.7 million, which would favorably impact the effective tax rate in future periods, if recognized. The Company is subject to examinations in various state and foreign jurisdictions for its 2011-2017 tax years, none of which the Company believes are significant, individually or in the aggregate. Tax audit outcomes and timing of tax audit settlements are subject to significant uncertainty.
The Company has classified uncertain tax positions as long-term income taxes payable, unless such amounts are expected to be settled within twelve months of the condensed consolidated balance sheet date. As of September 29, 2018, the Company had recorded $11.7 million of unrecognized tax benefits, excluding interest and penalties, for positions that are expected to be settled within the next twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes receivable/payable. At September 29, 2018, the total amount of accrued income tax-related interest and penalties included in the condensed consolidated balance sheets was $3.8 million and $1.0 million, respectively. For the Third Quarter and Year To Date Period, the Company accrued income tax related interest expense of $0.5 million and $1.0 million, respectively.

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
At December 30, 2017 and September 29, 2018, all treasury stock had been effectively retired. As of September 29, 2018, the Company had $824.2 million of repurchase authorizations remaining under its combined repurchase programs. The Company is currently prohibited by the terms of its Credit Agreement (as defined in Note 14) from repurchasing additional shares of common stock and did not repurchase any common stock under its authorized stock repurchase plans during the Third Quarter, Prior Year Quarter, Year To Date Period or Prior Year YTD Period.
Controlling and Noncontrolling Interests. The following tables summarize the changes in equity attributable to controlling and noncontrolling interests (in thousands):

	Fossil Group, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance at December 30, 2017	$576,133	$4,814	$580,947
Net income (loss)	(51,067)	2,247	(48,820)
Cumulative effect of change in accounting principle, net of tax of $1.1 million (See Note 2—Revenue)	(26,542)	—	(26,542)
Currency translation adjustment	(8,136)	—	(8,136)
Cash flow hedges - net change	15,897	—	15,897
Distribution of noncontrolling interest earnings and other	109	(4,265)	(4,156)
Stock options exercised	186	—	186
Net settlement of restricted grants, restricted stock units, and preferred stock units to satisfy employee tax withholding upon vesting	(2,493)	—	(2,493)
Stock-based compensation expense	22,698	—	22,698
Balance at September 29, 2018	$526,785	$2,796	$529,581

	Fossil Group, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance at December 31, 2016	$1,006,236	$9,202	$1,015,438
Net income (loss)	(398,298)	2,931	(395,367)
Currency translation adjustment	32,078	—	32,078
Cash flow hedges - net change	(21,364)	—	(21,364)
Distribution of noncontrolling interest earnings	—	(428)	(428)
Net settlement of restricted grants, restricted stock units, and preferred stock units to satisfy employee tax withholding upon vesting	(947)	—	(947)
Stock-based compensation expense	23,588	—	23,588
Balance at September 30, 2017	$641,293	$11,705	$652,998
The Company has entered into an agreement to purchase the outstanding minority interest shares in Fossil Accessories South Africa Pty. Ltd. (‘‘Fossil South Africa’’), representing the entire noncontrolling interest in the subsidiary. The purchase price is based on variable payments through fiscal year 2021, assuming the put option is exercised by the seller each year. The

Company made payments of $1.7 million during the Year To Date Period towards the purchase price. The present value of the remaining purchase price is $4.3 million as of September 29, 2018. The transaction was accounted for as an equity transaction. The Company recorded $1.7 million of the variable consideration in accrued expenses-other and $2.6 million in other long-term liabilities in the consolidated balance sheets at September 29, 2018.

7. EMPLOYEE BENEFIT PLANS
Stock-Based Compensation Plans. The following table summarizes stock options and stock appreciation rights activity during the Third Quarter:

Stock Options and Stock Appreciation Rights	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in Thousands)		(in Years)	(in Thousands)
Outstanding at June 30, 2018	2,003	$50.44	1.8	$307
Granted	—	—
Exercised	—	—		—
Forfeited or expired	(57)	86.66
Outstanding at September 29, 2018	1,946	49.37	1.7	212
Exercisable at September 29, 2018	1,377	$54.25	1.7	$212

The aggregate intrinsic value shown in the table above is before income taxes and is based on (i) the exercise price for outstanding and exercisable options/rights at September 29, 2018 and (ii) the fair market value of the Company’s common stock on the exercise date for options/rights that were exercised during the Third Quarter.
Stock Options and Stock Appreciation Rights Outstanding and Exercisable. The following tables summarize information with respect to stock options and stock appreciation rights outstanding and exercisable at September 29, 2018:

Cash Stock Appreciation Rights Outstanding			Cash Stock Appreciation Rights Exercisable
Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Number of Shares	Weighted- Average Exercise Price
(in Thousands)		(in Years)	(in Thousands)
61	$36.73	0.5	38	$36.73

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Number of Shares	Weighted- Average Exercise Price
	(in Thousands)		(in Years)	(in Thousands)
$13.65 - $29.49	22	$14.41	0.4	22	$14.41
$36.73 - $70.12	40	38.40	1.4	40	38.40
$80.22 - $127.84	189	108.14	2.8	189	108.14
$128.29 - $131.46	6	130.80	3.4	6	130.80
Total	257	$89.71	2.4	257	$89.71

Stock Appreciation Rights Outstanding				Stock Appreciation Rights Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Number of Shares	Weighted- Average Exercise Price
	(in Thousands)		(in Years)	(in Thousands)
$13.65 - $29.49	48	$29.49	5.8	32	$29.49
$36.73 - $70.12	1,419	38.11	1.1	889	38.26
$80.22 - $127.84	156	93.85	3.6	156	93.85
$128.29 - $131.46	5	128.29	0.8	5	128.29
Total	1,628	$43.49	1.5	1,082	$46.45

Restricted Stock Units and Performance Restricted Stock Units. The following table summarizes restricted stock unit and performance restricted stock unit activity during the Third Quarter:

Restricted Stock Units and Performance Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in Thousands)
Nonvested at June 30, 2018	3,266	$18.13
Granted	20	25.61
Vested	(76)	14.07
Forfeited	(51)	13.71
Nonvested at September 29, 2018	3,159	$18.35

The total fair value of restricted stock units vested during the Third Quarter was approximately $1.9 million. Vesting of performance restricted stock units is based on achievement of operating margin growth and achievement of sales growth and operating margin targets in relation to the performance of a certain identified peer group.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables illustrate changes in the balances of each component of accumulated other comprehensive income (loss), net of taxes (in thousands):

	For the 13 Weeks Ended September 29, 2018
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(71,255)	$3,095	$(1,672)	$(69,832)
Other comprehensive income (loss) before reclassifications	(1,380)	2,885	—	1,505
Tax (expense) benefit	—	212	—	212
Amounts reclassed from accumulated other comprehensive income (loss)	—	(33)	—	(33)
Tax (expense) benefit	—	426	—	426
Total other comprehensive income (loss)	(1,380)	2,704	—	1,324
Ending balance	$(72,635)	$5,799	$(1,672)	$(68,508)

	For the 13 Weeks Ended September 30, 2017
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Interest Rate Swaps	Pension Plan	Total
Beginning balance	$(75,011)	$(1,284)	$41	$(3,907)	$(80,161)
Other comprehensive income (loss) before reclassifications	5,222	(16,776)	5	—	(11,549)
Tax (expense) benefit	—	2,853	(2)	—	2,851
Amounts reclassed from accumulated other comprehensive income (loss)	—	(4,940)	(25)	—	(4,965)
Tax (expense) benefit	—	807	9	—	816
Total other comprehensive income (loss)	5,222	(9,790)	19	—	(4,549)
Ending balance	$(69,789)	$(11,074)	$60	$(3,907)	$(84,710)

	For the 39 Weeks Ended September 29, 2018
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(64,499)	$(10,098)	$(1,672)	$(76,269)
Other comprehensive income (loss) before reclassifications	(8,136)	10,116	—	1,980
Tax (expense) benefit	—	490	—	490
Amounts reclassed from accumulated other comprehensive income (loss)	—	(6,979)	—	(6,979)
Tax (expense) benefit	—	1,688	—	1,688
Total other comprehensive income (loss)	(8,136)	15,897	—	7,761
Ending balance	$(72,635)	$5,799	$(1,672)	$(68,508)

	For the 39 Weeks Ended September 30, 2017
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Interest Rate Swaps	Pension Plan	Total
Beginning balance	$(101,867)	$10,693	$(343)	$(3,907)	$(95,424)
Other comprehensive income (loss) before reclassifications	32,078	(33,243)	230	—	(935)
Tax (expense) benefit	—	11,512	(84)	—	11,428
Amounts reclassed from accumulated other comprehensive income (loss)	—	1,981	(404)	—	1,577
Tax (expense) benefit	—	(1,945)	147	—	(1,798)
Total other comprehensive income (loss)	32,078	(21,767)	403	—	10,714
Ending balance	$(69,789)	$(11,074)	$60	$(3,907)	$(84,710)

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

Summary information by operating segment was as follows (in thousands):

	For the 13 Weeks Ended September 29, 2018		For the 13 Weeks Ended September 30, 2017
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
Americas	$269,064	$36,061	$308,102	$18,843
Europe	207,533	34,131	247,184	39,332
Asia	132,230	31,979	133,436	21,999
Corporate	—	(79,518)	—	(80,673)
Consolidated	$608,827	$22,653	$688,722	$(499)

	For the 39 Weeks Ended September 29, 2018		For the 39 Weeks Ended September 30, 2017
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
Americas	$797,396	$103,298	$874,449	$(121,976)
Europe	585,688	76,490	637,566	(33,859)
Asia	371,482	65,921	355,343	(2,702)
Corporate	—	(250,324)	—	(316,981)
Consolidated	$1,754,566	$(4,615)	$1,867,358	$(475,518)

The following tables reflect net sales for each class of similar products in the periods presented (in thousands, except percentage data):

	For the 13 Weeks Ended September 29, 2018		For the 13 Weeks Ended September 30, 2017
	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches	$486,538	79.9%	$551,913	80.1%
Leathers	66,036	10.8	75,660	11.0
Jewelry	41,800	6.9	47,729	6.9
Other	14,453	2.4	13,420	2.0
Total	$608,827	100.0%	$688,722	100.0%

	For the 39 Weeks Ended September 29, 2018		For the 39 Weeks Ended September 30, 2017
	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches	$1,397,143	79.6%	$1,471,144	78.8%
Leathers	203,215	11.6	217,946	11.7
Jewelry	116,709	6.7	139,900	7.5
Other	37,499	2.1	38,368	2.0
Total	$1,754,566	100.0%	$1,867,358	100.0%

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

As of September 29, 2018, the Company had the following outstanding forward contracts designated as cash flow hedges that were entered into to hedge the future payments of inventory transactions (in millions):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Euro	164.8	U.S. dollar	197.6
Canadian dollar	61.3	U.S. dollar	47.8
British pound	25.5	U.S. dollar	34.0
Japanese yen	2,406.2	U.S. dollar	22.2
Mexican peso	343.1	U.S. dollar	17.5
Australian dollar	13.8	U.S. dollar	10.1
U.S. dollar	22.6	Japanese yen	2,455.0
Non-designated Hedges. The Company also periodically enters into forward contracts to manage exchange rate risks associated with certain intercompany transactions and for which the Company does not elect hedge accounting treatment. As of September 29, 2018, the Company had non-designated forward contracts of approximately $1.4 million on 20.0 million rand associated with a South African rand-denominated foreign subsidiary. Changes in the fair value of derivatives not designated as hedging instruments are recognized in earnings when they occur.
The effective portion of gains and losses on cash flow hedges that were recognized in other comprehensive income (loss), net of taxes during the Third Quarter, Prior Year Quarter, Year To Date Period and Prior Year YTD Period are set forth below (in thousands):

	For the 13 Weeks Ended September 29, 2018	For the 13 Weeks Ended September 30, 2017
Cash flow hedges:
Forward contracts	$3,097	$(13,923)
Interest rate swaps	—	3
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$3,097	$(13,920)

	For the 39 Weeks Ended September 29, 2018	For the 39 Weeks Ended September 30, 2017
Cash flow hedges:
Forward contracts	$10,606	$(21,731)
Interest rate swaps	—	146
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$10,606	$(21,585)

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

Derivative Instruments	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	Effect of Derivative Instruments	For the 13 Weeks Ended September 29, 2018	For the 13 Weeks Ended September 30, 2017
Forward contracts designated as cash flow hedging instruments	Other income (expense)-net	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$393	$(4,133)
Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$(11)	$(12)
Interest rate swap designated as a cash flow hedging instrument	Interest expense	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$—	$(16)

Derivative Instruments	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	Effect of Derivative Instruments	For the 39 Weeks Ended September 29, 2018	For the 39 Weeks Ended September 30, 2017
Forward contracts designated as cash flow hedging instruments	Other income (expense)-net	Total gain (loss) reclassified from other comprehensive income (loss)	$(5,291)	$36
Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$(113)	$170
Interest rate swap designated as a cash flow hedging instrument	Interest expense	Total gain (loss) reclassified from other comprehensive income (loss)	$—	$(257)
Interest rate swap not designated as a cash flow hedging instrument	Other income (expense)-net	Total gain (loss) recognized in income	$67	$—

The following table discloses the fair value amounts for the Company’s derivative instruments as separate asset and liability values, presents the fair value of derivative instruments on a gross basis, and identifies the line items in the condensed consolidated balance sheets in which the fair value amounts for these categories of derivative instruments are included (in thousands):

	Asset Derivatives				Liability Derivatives
	September 29, 2018		December 30, 2017		September 29, 2018		December 30, 2017
Derivative Instruments	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value
Forward contracts designated as cash flow hedging instruments	Prepaid expenses and other current assets	$5,826	Prepaid expenses and other current assets	$2,291	Accrued expenses- other	$3,012	Accrued expenses- other	$14,798
Forward contracts not designated as cash flow hedging instruments	Prepaid expenses and other current assets	1	Prepaid expenses and other current assets	—	Accrued expenses- other	—	Accrued expenses- other	362
Interest rate swap not designated as a cash flow hedging instrument	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	195	Accrued expenses- other	—	Accrued expenses- other	—
Forward contracts designated as cash flow hedging instruments	Intangible and other assets-net	594	Intangible and other assets-net	147	Other long-term liabilities	80	Other long-term liabilities	2,725
Total		$6,421		$2,633		$3,092		$17,885

At the end of the Third Quarter, the Company had forward contracts designated as cash flow hedges with maturities extending through March 2020. As of September 29, 2018, an estimated net gain of $5.7 million is expected to be reclassified into earnings within the next twelve months at prevailing foreign currency exchange rates. See “Note 1—Financial Statement Policies” for additional disclosures on foreign currency hedging instruments.

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
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 29, 2018 (in thousands):

	Fair Value at September 29, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Forward contracts	$—	$6,421	$—	$6,421
Deferred compensation plan assets:
Investment in publicly traded mutual funds	5,068	—	—	5,068
Total	$5,068	$6,421	$—	$11,489
Liabilities:
Contingent consideration	$—	$—	$4,309	$4,309
Forward contracts	—	3,092	—	3,092
Total	$—	$3,092	$4,309	$7,401
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
As of September 29, 2018, debt, excluding unamortized debt issuance costs and capital leases, was recorded at cost and had a carrying value of $402.0 million and a fair value of approximately $400.0 million. As of December 30, 2017, debt, excluding unamortized debt issuance costs and capital leases, was recorded at cost and had a carrying value of $445.9 million and a fair value of approximately $439.2 million. The fair value of debt was based on observable market inputs.
The fair value of trade names are measured on a non-recurring basis using Level 3 inputs, including forecasted cash flows, discount rates and implied royalty rates. During the second quarter of fiscal 2018, the SKAGEN trade name with a carrying amount of $27.3 million was written down to its implied fair value of $21.1 million, resulting in a pre-tax impairment charge of $6.2 million. The trade name impairment charge was recorded in the Corporate cost area.
In accordance with the provisions of ASC 360, Property, Plant and Equipment, property, plant and equipment-net with a carrying amount of $3.2 million related to retail store leasehold improvements, fixturing and shop-in-shops was written down to a fair value of $0.2 million, and related key money in the amount of $0.2 million was deemed not recoverable, resulting in impairment charges of $3.2 million during the Year To Date Period.
The fair values of assets related to Company-owned retail stores were determined using Level 3 inputs. Of the $3.2 million impairment expense, $1.5 million was recorded in SG&A in the Americas segment, $1.4 million was recorded in restructuring charges in the Europe segment and $0.3 million was recorded in SG&A in the Europe segment.
The fair value of the contingent consideration liability related to Fossil South Africa was determined using Level 3 inputs. See "Note 6—Stockholders' Equity" for additional disclosures about the equity transaction. The contingent consideration is based on Fossil South Africa's projected earnings and dividends through fiscal year 2020 with the final payments expected the following year. A discount rate of 14% was used to calculate the present value of the contingent consideration. The present value of the contingent consideration liability was valued at $4.3 million as of September 29, 2018.

12. INTANGIBLE AND OTHER ASSETS

The following table summarizes intangible and other assets (in thousands):

		September 29, 2018		December 30, 2017
	Useful	Gross	Accumulated	Gross	Accumulated
	Lives	Amount	Amortization	Amount	Amortization
Intangibles-subject to amortization:
Trademarks	10 yrs.	$4,310	$3,819	$4,310	$3,676
Customer lists	5-10 yrs.	52,916	36,717	55,164	34,023
Patents	3-20 yrs.	2,325	2,156	2,325	2,132
Noncompete agreement	3-6 yrs.	2,370	2,312	2,553	2,243
Developed technology	7 yrs.	36,100	14,182	36,100	10,314
Other	7-20 yrs.	263	246	266	241
Total intangibles-subject to amortization		98,284	59,432	100,718	52,629
Intangibles-not subject to amortization:
Trade names		32,430		38,643
Other assets:
Key money deposits		25,441	23,412	27,196	23,845
Other deposits		18,296		19,269
Deferred compensation plan assets		5,068		4,806
Deferred tax asset-net		27,331		27,112
Restricted cash		1,668		377
Shop-in-shop		8,384	8,331	8,864	8,606
Tax receivable		478		478
Forward contracts		594		147
Investments		500		500
Other		3,086		4,612
Total other assets		90,846	31,743	93,361	32,451
Total intangible and other assets		$221,560	$91,175	$232,722	$85,080
Total intangible and other assets-net			$130,385		$147,642

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
Amortization expense for intangible assets was approximately $2.9 million and $3.0 million for the Third Quarter and Prior Year Quarter, respectively, and $8.9 million and $10.4 million for the Year To Date Period and Prior Year YTD Period, respectively. Estimated aggregate future amortization expense by fiscal year for intangible assets is as follows (in thousands):

Fiscal Year	Amortization Expense
2018 (remaining)	$2,930
2019	$11,480
2020	$10,950
2021	$7,118
2022	$6,254
2023	$66

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

Financial covenants governing the Credit Agreement require the Company to maintain (a) a minimum fixed charge coverage ratio measured quarterly on a rolling twelve-month basis of 1.15 to 1.00 if the Company’s quarter-end balances of cash and cash equivalents plus the excess availability under the Revolving Credit Facility is less than $200 million; (b) a maximum leverage ratio measured as of the last day of each fiscal quarter for the period of four fiscal quarters ending on such date of (i) 5.0 to 1.0 for the period ended September 29, 2018, (ii) 4.25 to 1.0 for the period ending December 29, 2018, (iii) 3.75 to 1.0 for each fiscal quarter ending during the period from December 30, 2018 through September 28, 2019, and (iv)  3.5 to 1.0 thereafter; (c) a minimum trailing twelve-month EBITDA tested quarterly of $110 million (beginning with the fiscal quarter ending December 29, 2018); (d) a minimum liquidity covenant of unrestricted cash and cash equivalents plus available and unused capacity under the Revolving Credit Facility equal to $160 million; and (e) maximum capital expenditures of $35 million per year. Additionally, the Company is restricted from making open market repurchases of its common stock.
The Company had no borrowings or payments under the Term Loan Facility during the Third Quarter and net borrowings of $400.0 million under the Term Loan Facility during the Year To Date Period. The Company had no borrowings or payments under the Revolving Credit Facility during the Third Quarter and net payments of $445.0 million under the Revolving Credit Facility and revolving credit loans under the Prior Agreement during the Year To Date Period. Amounts available under the Revolving Credit Facility were reduced by any amounts outstanding under standby letters of credit. As of September 29, 2018, the Company had available borrowing capacity of $283.8 million under the Revolving Credit Facility. The Company incurred approximately $9.1 million and $24.2 million of interest expense related to the Term Loan Facility during the Third Quarter and Year To Date Period, respectively. The Company did not incur interest expense related to the Revolving Credit Facility during the Third Quarter and incurred $3.3 million of interest expense related to the Revolving Credit Facility and the revolving credit loans under the Prior Agreement during the Year To Date Period. The Company incurred approximately $1.0 million and $2.8 million of interest expense related to the amortization of debt issuance costs during the Third Quarter and Year To Date Period, respectively.

15. RESTRUCTURING
The Company implemented a multi-year restructuring program that began in fiscal year 2016 called New World Fossil ("NWF"). As part of NWF, the Company targets to improve operating profit and support sales growth through a leaner infrastructure and an enhanced business model. The Company is working to achieve greater efficiencies from production to distribution through activities such as organizational changes, reducing its overall product assortment, optimizing its base cost structure and consolidating facilities. The Company also intends to build a quicker and more responsive operating platform. The Company is reducing its retail footprint to reflect the evolving shopping habits of today's consumer, which results in restructuring costs, such as store impairment, recorded lease obligations and termination fees and accelerated depreciation. Of the total estimated $150 million restructuring charges, approximately $27.8 million, $48.2 million and $41.9 million were recorded during fiscal year 2016, fiscal year 2017 and the Year To Date period, respectively. The Company estimates total fiscal year 2018 NWF restructuring charges of approximately $50 million.

The following table shows a rollforward of the accrued liability related to the Company’s restructuring plan (in thousands):

	For the 13 Weeks Ended September 29, 2018
	Liabilities				Liabilities
	June 30, 2018	Charges	Cash Payments	Non-cash Items	September 29, 2018
Store closures	$5,415	$665	$810	$7	$5,263
Professional services	1,518	4,133	3,650	—	2,001
Severance and employee-related benefits	2,836	1,277	1,271	—	2,842
Total	$9,769	$6,075	$5,731	$7	$10,106

	For the 13 Weeks Ended September 30, 2017
	Liabilities				Liabilities
	July 1, 2017	Charges	Cash Payments	Non-cash Items	September 30, 2017
Store closures	$4,893	$2,482	$4,237	$2,320	$818
Professional services and other	116	765	48	291	542
Severance and employee-related benefits	1,535	2,522	2,467	—	1,590
Total	$6,544	$5,769	$6,752	$2,611	$2,950

	For the 39 Weeks Ended September 29, 2018
	Liabilities				Liabilities
	December 30, 2017	Charges	Cash Payments	Non-cash Items	September 29, 2018
Store closures	$2,973	$15,655	$11,413	$1,952	$5,263
Professional services	185	9,410	7,594	—	2,001
Severance and employee-related benefits	1,317	16,877	9,894	5,458	2,842
Total	$4,475	$41,942	$28,901	$7,410	$10,106

	For the 39 Weeks Ended September 30, 2017
	Liabilities				Liabilities
	December 31, 2016	Charges	Cash Payments	Non-cash Items	September 30, 2017
Store closures	$4,546	$8,223	$6,415	$5,536	$818
Professional services and other	794	2,195	2,156	291	542
Severance and employee-related benefits	—	31,400	28,606	1,204	1,590
Total	$5,340	$41,818	$37,177	$7,031	$2,950

Restructuring charges by operating segment were as follows (in thousands):

	For the 13 Weeks Ended September 29, 2018	For the 13 Weeks Ended September 30, 2017	For the 39 Weeks Ended September 29, 2018	For the 39 Weeks Ended September 30, 2017
Americas	$444	$2,771	$16,981	$10,567
Europe	1,761	1,445	7,479	9,127
Asia	382	1,144	1,714	9,283
Corporate	3,488	409	15,768	12,841
Consolidated	$6,075	$5,769	$41,942	$41,818

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of the financial condition and results of operations of Fossil Group, Inc. and its subsidiaries for the thirteen and thirty-nine week periods ended September 29, 2018 (the “Third Quarter” and “Year To Date Period,” respectively) as compared to the thirteen and thirty-nine week periods ended September 30, 2017 (the “Prior Year Quarter” and “Prior Year YTD Period,” respectively). This discussion should be read in conjunction with the condensed consolidated financial statements and the related notes thereto.
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
Domestically, we sell our products through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, Company-owned retail and outlet stores, mass market stores and through our FOSSIL® website. Our wholesale customer base includes, among others, Amazon, Best Buy, Dillard’s, JCPenney, Kohl’s, Macy’s, Neiman Marcus, Nordstrom, Saks Fifth Avenue, Target and Wal-Mart. In the United States, our network of Company-owned stores included 61 retail stores located in premier retail sites and 117 outlet stores located in major outlet malls as of September 29, 2018. In addition, we offer an extensive collection of our FOSSIL brand products on our website, www.fossil.com, as well as proprietary and licensed watch and jewelry brands through other managed and affiliated websites.
Internationally, our products are sold to department stores, specialty retail stores and specialty watch and jewelry stores in approximately 150 countries worldwide through 23 Company-owned foreign sales subsidiaries and through a network of approximately 80 independent distributors. Internationally, our network of Company-owned stores included 180 retail stores and 127 outlet stores as of September 29, 2018. Our products are also sold through licensed and franchised FOSSIL retail stores, retail concessions operated by us and kiosks in certain international markets. In addition, we offer an extensive collection of our FOSSIL brand products on our websites in certain countries.
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
During fiscal year 2017, MICHAEL KORS® product sales accounted for approximately 22.6% of our consolidated net sales and product sales under the ARMANI® brands accounted for approximately 12.1% of our consolidated net sales. Each of our license agreements with MICHAEL KORS and ARMANI may be terminated by the licensor effective at the end of 2019 if we fail to meet certain net sales thresholds in 2018. If we are unable to achieve these minimum net sales thresholds, we would need to seek a waiver of non-compliance from the applicable licensor or amend the agreement to modify the thresholds.
For a more complete discussion of the risks facing our business, see “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2017 and "Part II, Item 1A. Risk Factors" of this Quarter Report on Form 10-Q.

Results of Operations
Executive Summary. Our approach for fiscal 2018 has been to plan our sales prudently but operate all elements of our business with the goal of improving profitability. During the Third Quarter, net sales decreased 12% (11% in constant currency), as compared to the Prior Year Quarter. We generated net income of $5.0 million in the Third Quarter as compared to a net loss of $5.4 million in the Prior Year Quarter. Overall, sales were near the high end of our expectations even with stronger performance on our gross margin expansion and expense management initiatives. We also continued to make progress strengthening our balance sheet, as we reduced inventory and improved our overall working capital position versus the end of the Prior Year Quarter. With our focus on profitability this year, we are exiting marginal businesses, closing underperforming store locations and as previously announced, we terminated two licensing agreements. These exits and store closures had a significant negative impact, reducing Third Quarter net sales by approximately 600 basis points when compared to the Prior Year Quarter.
In fiscal year 2018, we have four overall objectives to drive our strategies and initiatives. First, we are focused on improving our overall profitability. Due to industry challenges facing us in the near term, we expect to become a slightly smaller, but a more profitable company. Total sales are expected to contract as we exit unprofitable stores, businesses and product lines. Connected watches and our online businesses are expected to grow, but the absolute dollar decline in traditional watches in the wholesale channel will be greater in the short term. Though overall sales will decrease as a result, our operating income is expected to improve as we navigate through this evolving product and channel environment. Our New World Fossil ("NWF") initiatives contribute significantly to our profit improvement efforts through a combination of pricing programs, direct and indirect sourcing efforts and organizational efficiency initiatives. Since we began the program late in fiscal year 2016, we have been pleased with the Company's efforts and remain on track to achieve our NWF objectives.
Our second key objective is to continue to focus on innovation and design in the watch category. Our design capabilities start with traditional watches, where we combine consumer insights with our creative product engine to innovate in materials, colors and designs. In addition, we continue to innovate in the smart-watch segment. In the Third Quarter, we launched two new display watch platforms for the fall and holiday season under both our owned brands as well as our licensed businesses. Ranging in size from 40 to 44 millimeters, our new Gen4 platform includes the features that customers want most: heart rate tracking, GPS, NFC for payments and rapid charging. Our goal is to bring fashion, branding and style to the connected watch business with exciting new products tailored to each of our brand’s unique point-of view. Our latest smartwatch product, which will be available soon globally, utilizes the new Qualcomm Snapdragon Wear 3100 platform and the redesigned Wear OS by Google operating system, and will be the first of its kind to hit the market at a competitive price point. The strong fitness and wellness focus of this new device is a welcome addition to our existing wearables lineup that provides the perfect combination of fashion and function. Our partnerships with Qualcomm and Google, along with our internal development team, continue to drive consumer-focused innovation in this space.
During the Third Quarter, we announced a strategic partnership with Citizen Watch Co., Ltd. ("Citizen") to grow and expand the hybrid smartwatch category, another innovative product in our connected watch portfolio. We have entered into a new licensing partnership to supply Citizen with our proprietary hybrid technology for use in both their brands and third party watch brands. In addition, we are collaborating with Citizen to develop, manufacture and market additional enhanced hybrid watch products. With hybrid smartwatches projected to make up a significant portion of the smartwatch industry, our partnership is positioned to accelerate the adoption, awareness, and innovation of the entire hybrid market. Overall, our smart-watches continue to have a positive impact on sales trends for a number of our key brands and on our overall watch sales.

Our third key strategy is to invest in digital marketing and expand our efforts in e-commerce, particularly for our FOSSIL brand. We continue to focus our media mix on digital, investing in digital channels, including social media, digital media and paid search. We are enhancing our consumer targeting and social content initiatives to further improve engagement while driving product sales through search, affiliates and re-targeting efforts. Social influencers remain a critical part of our marketing program and include celebrity influencers such as Mandy Moore and KJ Apa for the Fossil brand. In addition to our celebrity influencers, we work with hundreds of brand ambassadors and activation partners to expand our reach through segmented, engagement-driven storytelling. As a result of our efforts and the success of these programs, unique visitors to our sites continue to increase, and our own e-commerce platforms continue to drive comparable sales growth, expanding 15% globally during the Third Quarter, with sales growth of 18% in the Americas region, 6% in Europe, and 22% in Asia. In the fourth quarter of fiscal year 2018 and on into fiscal 2019, we will continue to generate strong brand moments on-line to build momentum and awareness.

Our fourth key initiative for fiscal 2018 is the business model transformation work under our NWF initiatives. This is our ongoing comprehensive program to reinvent our company to address changing consumer trends, drive efficiencies and speed throughout the organization, streamline the way we work, enhance our margins and ultimately drive significantly improved economics to the bottom line. We have made significant progress on the initial transformation of the company, which is projected to drive $200 million in gross margin and efficiency benefits by the end of 2019. Currently, we expect to deliver $170 million of these annual run rate savings by the end of this year driven by a combination of both gross margin expansion and operating expense efficiencies. These benefits are clearly evident in our improved profitability so far this year.

As we bring NWF to a conclusion, we continue work on the next phase, NWF 2.0, which will build on the foundation of our successful initial phase. We will focus the organization on prioritized consumer, market and channel opportunities, create long term process and system enhancements to maintain productivity, and pursue key opportunities in the areas of speed to market, strategic sourcing, indirect procurement, and revenue optimization. We are excited to continue our transformation efforts and enter this next phase of our multi-year NWF project.

During the Third Quarter, sales of FOSSIL branded products decreased 11% (10% in constant currency), as compared to the Prior Year Quarter with declines across all product categories. FOSSIL brand watch sales also decreased 11% (10% in constant currency) during the Third Quarter, driven mainly by the closure of underperforming stores and significant declines in the traditional wholesale business in Europe. Our connected business continued to gain traction, positively impacting the category growth rate by approximately 8 percentage points on a constant currency basis. Our FOSSIL brand performance benefited from our marketing efforts, store experience and celebrity influencer campaigns in our full price stores and our own e-commerce sites. Sales decreases in our outlet stores, driven by a reduction in promotional activity to increase profitability, drove the overall decrease in our total direct channel.
Our multi-brand global watch portfolio declined 12% (11% in constant currency) during the Third Quarter compared to the Prior Year Quarter, as growth in connected watches was more than offset by continued traditional watch sales declines in our America and Europe wholesale channels. Third Quarter sales were also negatively impacted by the BURBERRY® and ADIDAS® licensed brand exits. Sales trends of our traditional watches remained challenging, with the Americas wholesale sell-thru trends fairly consistent with the second quarter of fiscal year 2018 and continued weakening trends in Europe. Sales increases in ARMANI watches, driven by a strong performance in Asia, were offset by declines in most other brands. MICHAEL KORS watch sales decreased 5% (same in constant currency) with an increase in the Americas more than offset by softness in Europe. We continued to grow our connected watch business, delivering $90 million in sales, representing 18% of total watch sales for the Third Quarter and an increase of 13% as compared to the Prior Year Quarter.
Global comparable retail sales, including our stores and our own e-commerce, were negative 3% for the Third Quarter, driven by declines in our outlet channel, partially offset by strong sales growth in e-commerce. During the Third Quarter, we were less promotional in FOSSIL branded outlets, which had a negative impact on sales, but a positive impact on operating income. Comparable retail sales declined across all product categories.
During the Third Quarter, our gross profit margin rate increased 720 basis points to 53.6% compared to 46.4% in the Prior Year Quarter, driven in part by a favorable comparison against an inventory valuation reserve primarily for excess levels of connected products recorded in the Prior Year Quarter, lower promotional activity and markdowns and favorable product mix. Gross profit margin was also favorably impacted by approximately 100 basis points due to currency movements, as well as benefits from NWF driven by direct sourcing and design to value initiatives. Other income (expense) decreased unfavorably primarily due to net foreign currency losses during the Third Quarter as compared to net gains in the Prior Year Quarter. During the Third Quarter, our financial performance resulted in net income of $0.10 per diluted share and included NWF restructuring charges of $0.09 per diluted share. The Prior Year Quarter resulted in a net loss of $0.11 per diluted share and included restructuring charges of $0.08 per diluted share. Currencies, including both the translation impact on operating earnings and the impact of foreign currency hedging contracts, unfavorably impacted the earnings comparison in the Third Quarter by $0.01 per diluted share.
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
As a result, in addition to presenting financial measures in accordance with accounting principles generally accepted in the United States of America (“GAAP”), our discussions contain references to constant currency financial information, which is a non-GAAP financial measure. To calculate net sales on a constant currency basis, net sales for the current year for entities reporting in currencies other than the U.S. dollar are translated into U.S. dollars at the average rates during the comparable period of the prior fiscal year. We present constant currency information to provide investors with a basis to evaluate how our underlying business performed, excluding the effects of foreign currency exchange rate fluctuations. The constant currency financial information presented herein should not be considered a substitute for, or superior to, the measures of financial performance prepared in accordance with GAAP. We provide constant currency financial information and the most directly comparable GAAP measure where applicable.

Quarterly Periods Ended September 29, 2018 and September 30, 2017
Consolidated Net Sales. Net sales decreased $79.9 million or 11.6% (10.6% in constant currency), for the Third Quarter as compared to the Prior Year Quarter. During the Third Quarter, watch sales decreased $65.4 million or 11.8% (10.7% in constant currency), our leathers products decreased $9.7 million or 12.8% (11.9% in constant currency), and our jewelry business decreased $5.9 million or 12.4% (11.5% in constant currency). Growth in our connected watch business was more than offset by traditional watch sales declines. While we experienced declines in all major product categories, our most significant declines were in watches, including the FOSSIL, SKAGEN and MICHAEL KORS brands, which were partially offset by strong growth in ARMANI watches. Additionally, net sales declined due to the BURBERRY and ADIDAS licensed brand exits.
Net sales information by product category is summarized as follows (dollars in millions):

	For the 13 Weeks Ended September 29, 2018		For the 13 Weeks Ended September 30, 2017
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$486.5	79.9%	$551.9	80.1%	$(65.4)	(11.8)%	(10.7)%
Leathers	66.0	10.8	75.7	11.0	(9.7)	(12.8)	(11.9)
Jewelry	41.8	6.9	47.7	6.9	(5.9)	(12.4)	(11.5)
Other	14.5	2.4	13.4	2.0	1.1	8.2	8.2
Total	$608.8	100.0%	$688.7	100.0%	$(79.9)	(11.6)%	(10.6)%
In the Third Quarter, the translation of foreign-based net sales into U.S. dollars decreased reported net sales by approximately $7.2 million, including unfavorable impacts of $2.9 million, $2.5 million and $1.8 million in our Asia, Europe and Americas segments, respectively, when compared to the Prior Year Quarter.

The following table sets forth consolidated net sales by segment (dollars in millions):

	For the 13 Weeks Ended September 29, 2018		For the 13 Weeks Ended September 30, 2017		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Americas	$269.1	44.2%	$308.1	44.7%	$(39.0)	(12.7)%	(12.1)%
Europe	207.5	34.1	247.2	35.9	(39.7)	(16.1)	(15.0)
Asia	132.2	21.7	133.4	19.4	(1.2)	(0.9)	1.3
Total	$608.8	100.0%	$688.7	100.0%	$(79.9)	(11.6)%	(10.6)%
Americas Net Sales. Americas net sales decreased $39.0 million or 12.7% (12.1% in constant currency), during the Third Quarter in comparison to the Prior Year Quarter, with declines in our three main product categories primarily driven by softness in the wholesale channel, retail store closures and BURBERRY and ADIDAS licensed brand terminations. During the Third Quarter, watches decreased $28.8 million or 11.9% (11.3% in constant currency), our leathers business decreased $7.6 million or 16.5% (15.8% in constant currency), while our jewelry category decreased $4.3 million or 27.2% (26.6% in constant currency). Watch trends were slightly better than the overall Americas region sales trends as continued decreases in traditional watches were partially offset by increases in connected watches, with the strongest growth coming from MICHAEL KORS and FOSSIL connected watches. In the region, sales declined in the U.S. and Canada, while sales in Mexico increased. Comparable retail sales, including our own retail stores and own e-commerce, decreased moderately in the region driven by outlets and partially offset by continued strong e-commerce growth.
The following table sets forth product net sales for the Americas segment on a reported and constant currency basis (dollars in millions):

	For the 13 Weeks Ended September 29, 2018	For the 13 Weeks Ended September 30, 2017
			Growth (Decline)
	Net Sales	Net Sales	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$213.4	$242.2	$(28.8)	(11.9)%	(11.3)%
Leathers	38.6	46.2	(7.6)	(16.5)	(15.8)
Jewelry	11.5	15.8	(4.3)	(27.2)	(26.6)
Other	5.6	3.9	1.7	43.6	41.0
Total	$269.1	$308.1	$(39.0)	(12.7)%	(12.1)%

Europe Net Sales. Europe net sales decreased $39.7 million or 16.1% (15.0% in constant currency) during the Third Quarter in comparison to the Prior Year Quarter. Watches decreased $34.4 million or 17.9% (16.9% in constant currency), our leathers business declined $2.4 million or 13.4% (12.8% in constant currency), and jewelry declined $2.0 million or 6.6% (5.6% in constant currency). Wholesale sales in the Prior Year Quarter benefited from early deliveries to certain customers who opted to take shipments earlier than planned, given price adjustments which were required to be announced to our customers in advance. Across the Eurozone, sales were down in most major markets, with the greatest declines in Germany, the United Kingdom and France. Underlying wholesale sell-out continued to weaken during the Third Quarter while retail sales trends improved in our outlets. Strong performance in our outlets and e-commerce resulted in positive comparable retail sales while our total retail sales were down largely as a result of store closures. In the watch category, traditional watch sales declines were partially offset by sales increases in connected watches. We experienced sales declines in the majority of brands in our watch portfolio.

The following table sets forth product net sales for the Europe segment on a reported and constant currency basis (dollars in millions):

	For the 13 Weeks Ended September 29, 2018	For the 13 Weeks Ended September 30, 2017
			Growth (Decline)
	Net Sales	Net Sales	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$157.9	$192.3	$(34.4)	(17.9)%	(16.9)%
Leathers	15.5	17.9	(2.4)	(13.4)	(12.8)
Jewelry	28.5	30.5	(2.0)	(6.6)	(5.6)
Other	5.6	6.5	(0.9)	(13.8)	(10.8)
Total	$207.5	$247.2	$(39.7)	(16.1)%	(15.0)%

Asia Net Sales. Net sales in Asia decreased $1.2 million or 0.9% (increased 1.3% in constant currency). In constant currency, sales growth in the wholesale channel was partially offset by declines in our direct business Retail sales decreased slightly as strong e-commerce growth was offset by the negative impact of non-productive store closures combined with BURBERRY and ADIDAS licensed brand exits. Excluding store closures and business exits, our underlying core sales increased 9% in Asia. During the Third Quarter as compared to the Prior Year Quarter, our watch category decreased $2.0 million or 1.7% (increased 0.5% in constant currency), while our leathers category increased $0.4 million or 3.5% (6.1% in constant currency), and our jewelry category increased $0.4 million or 28.6% (same in constant currency). For the Third Quarter compared to the Prior Year Quarter, ARMANI watches were our strongest performer, up 31.7% in constant currency, with growth driven by traditional watches. Our strong sales growth in China and India was primarily driven by third party e-commerce and wholesale growth. Hong Kong and Korea also posted positive results while Japan, Australia and Taiwan were down double-digits during the Third Quarter. Comparable retail sales, including our stores and our own e-commerce, decreased, with strong growth in our e-commerce channel offset by comparable store sales declines.
The following table sets forth product net sales for the Asia segment on a reported and constant currency basis (dollars in millions):

	For the 13 Weeks Ended September 29, 2018	For the 13 Weeks Ended September 30, 2017
			Growth (Decline)
	Net Sales	Net Sales	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$115.3	$117.3	$(2.0)	(1.7)%	0.5%
Leathers	11.9	11.5	0.4	3.5	6.1
Jewelry	1.8	1.4	0.4	28.6	28.6
Other	3.2	3.2	—	—	—
Total	$132.2	$133.4	$(1.2)	(0.9)%	1.3%
The following table sets forth the number of stores by concept on the dates indicated below:

	September 29, 2018				September 30, 2017
	Americas	Europe	Asia	Total	Americas	Europe	Asia	Total
Full price accessory	87	94	51	232	112	109	61	282
Outlets	130	74	40	244	136	74	46	256
Full priced multi-brand	—	5	4	9	—	8	10	18
Total stores	217	173	95	485	248	191	117	556
During the Third Quarter, we closed 14 stores and opened two new stores.
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
Gross Profit. Gross profit of $326.5 million in the Third Quarter increased 2.1% in comparison to $319.9 million in the Prior Year Quarter, as the impact of the improved gross profit margin rate more than offset the net sales decline. Gross profit margin rate increased 720 basis points to 53.6% in the Third Quarter compared to 46.4% in the Prior Year Quarter driven in part by a favorable comparison against an inventory valuation reserve primarily for excess levels of connected products recorded in the Prior Year Quarter, lower promotional activity and markdowns and favorable product mix. Gross profit margin was also favorably impacted by approximately 100 basis points due to currency movements, as well as benefits from NWF driven by direct sourcing and design to value initiatives.
Operating Expenses. Total operating expenses in the Third Quarter decreased by $16.5 million, or 5.2%, to $303.9 million compared to $320.4 million in the Prior Year Quarter. In the Third Quarter, selling, general and administrative expenses (“SG&A”) were $16.8 million lower compared to the Prior Year Quarter, primarily as a result of lower retail store expenses given the significant number of stores we have closed since the Prior Year Quarter, corporate and regional infrastructure reductions driven by our NWF initiatives and lower variable marketing expenses, partially offset by increased incentive compensation. Restructuring costs under our NWF initiative were $6.1 million, related to professional services, employee costs and store closings in the Third Quarter, as compared to $5.8 million in the Prior Year Quarter. The translation of foreign-denominated expenses during the Third Quarter decreased operating expenses by approximately $2.4 million as a result of the stronger U.S. dollar. As a percentage of net sales, SG&A expenses increased to 48.9% in the Third Quarter as compared to 45.7% in the Prior Year Quarter.
Consolidated Operating Income (Loss). Operating income (loss) improved to income of $22.6 million in the Third Quarter as compared to a loss of $0.5 million in the Prior Year Quarter. SG&A expenses decreased due to lower store costs due to store closures, corporate and regional infrastructure reductions and lower variable marketing expenses. Net sales declines in the Americas and Asia segments were more than offset by the benefit of increased gross margin rates while the sales declines in Europe exceeded the gross margin rate improvement. As a percentage of net sales, operating margin (loss) was 3.7% in the Third Quarter compared to (0.1)% in the Prior Year Quarter. Operating margin rate in the Third Quarter included a positive impact of approximately 80 basis points due to changes in foreign currencies.
Operating income (loss) by segment is summarized as follows (dollars in millions):

	For the 13 Weeks Ended September 29, 2018	For the 13 Weeks Ended September 30, 2017	Change		Operating Margin %
			Dollars	Percentage	2018	2017
Americas	$36.1	$18.9	$17.2	91.0%	13.4%	6.1%
Europe	34.1	39.3	(5.2)	(13.2)	16.4	15.9
Asia	32.0	22.0	10.0	45.5	24.2	16.5
Corporate	(79.5)	(80.7)	1.2	(1.5)
Total operating income (loss)	$22.7	$(0.5)	$23.2	(4,640.0)%	3.7%	(0.1)%
Interest Expense. Interest expense decreased by $2.2 million during the Third Quarter compared to the Prior Year Quarter as a result of a smaller borrowing base, partially offset by higher interest rates on our amended credit facility.
Other Income (Expense)-Net. During the Third Quarter, other income (expense)-net was a net expense of $2.9 million in comparison to a net income of $3.9 million in the Prior Year Quarter. This change was primarily driven by net foreign currency losses compared to net gains in the Prior Year Quarter.
Provision for Income Taxes. Income tax expense for the Third Quarter was $3.9 million, resulting in an effective income tax rate of 39.9%. For the Prior Year Quarter, the income tax benefit was $3.2 million, resulting in an effective income tax rate of 37.1%. The effective tax rate in the Third Quarter was higher than the Prior Year Quarter primarily due to the fact that there was no tax benefit accrued on the deferred tax assets and net operating losses ("NOLs") of our U.S. and certain foreign entities due to the uncertainty of future income being generated to utilize the NOLs and the negative impact of the Global Intangible Low-Taxed Income (“GILTI”) provision of the Tax Cuts and Jobs Act signed into law last year. This provision requires the inclusion of foreign subsidiary income in the U.S. income tax return, which absorbs the net operating loss, thereby removing any tax benefit. This negative impact was not present in the Prior Year Quarter. This was partially offset by the recognition of an income tax benefit related to a reduction in the 2017 federal income tax liability over the amount previously accrued.
Net Income (Loss) Attributable to Fossil Group, Inc. Third Quarter net income (loss) attributable to Fossil Group, Inc. was $5.0 million, or $0.10 per diluted share, in comparison to a loss of $5.4 million, or $0.11 per diluted share, in the Prior Year

Quarter. Diluted earnings (loss) per share in the Third Quarter included a restructuring charge of $0.09 per diluted share, compared to $0.08 per diluted share in the Prior Year Quarter. Currency fluctuations negatively impacted diluted earnings per share by approximately $0.01 quarter-over-quarter.

Fiscal Year To Date Periods Ended September 29, 2018 and September 30, 2017
Consolidated Net Sales. Net sales decreased $112.8 million or 6.0% (8.0% in constant currency), for the Year To Date Period as compared to the Prior Year YTD Period. Global watch sales decreased $74.0 million or 5.0% (6.9% in constant currency), our jewelry product category decreased $23.2 million or 16.6% (19.8% in constant currency), and our leathers category decreased $14.8 million or 6.8% (8.6% in constant currency) during the Year To Date Period as compared to the Prior Year YTD Period. While we experienced declines in all major product categories, our most significant declines were in watches. Growth in our connected watch business was more than offset by traditional watch sales declines. Additionally, net sales declined due to the BURBERRY and ADIDAS licensed brand exits. Global comparable retail sales were flat for the Year To Date Period, driven by strong e-commerce growth offsetting negative comparable store sales.
Net sales information by product category is summarized as follows (dollars in millions):

	For the 39 Weeks Ended September 29, 2018		For the 39 Weeks Ended September 30, 2017		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$1,397.1	79.6%	$1,471.1	78.8%	$(74.0)	(5.0)%	(6.9)%
Leathers	203.2	11.6	218.0	11.7	(14.8)	(6.8)	(8.6)
Jewelry	116.7	6.7	139.9	7.5	(23.2)	(16.6)	(19.8)
Other	37.6	2.1	38.4	2.0	(0.8)	(2.1)	(5.5)
Total	$1,754.6	100.0%	$1,867.4	100.0%	$(112.8)	(6.0)%	(8.0)%
In the Year To Date Period, the translation of foreign-based net sales into U.S. dollars increased reported net sales by approximately $37.2 million, including favorable impacts of $31.2 million, $5.7 million and $0.3 million in our Europe, Asia and Americas segments, respectively, compared to the Prior Year YTD Period.
The following table sets forth consolidated net sales by segment (dollars in millions):

	For the 39 Weeks Ended September 29, 2018		For the 39 Weeks Ended September 30, 2017		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Americas	$797.4	45.4%	$874.5	46.9%	$(77.1)	(8.8)%	(8.9)%
Europe	585.7	33.4	637.6	34.1	(51.9)	(8.1)	(13.0)
Asia	371.5	21.2	355.3	19.0	16.2	4.6	3.0
Total	$1,754.6	100.0%	$1,867.4	100.0%	$(112.8)	(6.0)%	(8.0)%
Americas Net Sales. For the Year To Date Period, Americas net sales decreased $77.1 million or 8.8% (8.9% in constant currency), compared to the Prior Year YTD Period. During the Year To Date Period, watches decreased $50.3 million or 7.4% (7.4% in constant currency), leathers decreased $14.8 million or 11.0% (11.1% in constant currency), while jewelry declined $13.2 million or 28.0% (28.6% in constant currency). During the Year To Date Period, sales increases in FOSSIL watches, driven by connected products, were more than offset by declines in most other brands and categories, including BURBERRY and ADIDAS due to the termination of the licenses. Geographically, sales declines in the U.S. and Canada were slightly offset by sales increases in Mexico. Both wholesale and direct channel sales decreased during the Year To Date Period, with strong growth in our e-commerce business partially offsetting the negative impact of store closures. Comparable retail sales increased slightly in the region, with positive comparable sales in our e-commerce business and in full-priced accessory retail stores mostly offset by negative comparable sales in our other store concepts.

The following table sets forth product net sales for the Americas segment on a reported and constant currency basis (dollars in millions):

	For the 39 Weeks Ended September 29, 2018	For the 39 Weeks Ended September 30, 2017
			Growth (Decline)
	Net Sales	Net Sales	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$630.7	$681.0	$(50.3)	(7.4)%	(7.4)%
Leathers	119.7	134.5	(14.8)	(11.0)	(11.1)
Jewelry	34.0	47.2	(13.2)	(28.0)	(28.6)
Other	13.0	11.8	1.2	10.2	11.0
Total	$797.4	$874.5	$(77.1)	(8.8)%	(8.9)%

Europe Net Sales. For the Year To Date Period, Europe net sales decreased $51.9 million or 8.1% (13.0% in constant currency), compared to the Prior Year YTD Period. Our watches category declined $38.3 million or 7.9% (12.7% in constant currency), jewelry declined $9.4 million or 10.7% (15.8% in constant currency), and our leathers category decreased $2.4 million or 4.9% (11.1% in constant currency). During the Year To Date Period, most of the brands in the portfolio declined, driven by decreases in traditional watches that were partially offset by increases in connected watches. Sales were down in most markets, including Germany, the United Kingdom and France. Comparable retail sales were moderately negative during the Year To Date Period, with positive comparable sales in e-commerce and our Fossil Outlets more than offset by negative comparable sales in our other store concepts.
The following table sets forth product net sales for the Europe segment on a reported and constant currency basis (dollars in millions):

	For the 39 Weeks Ended September 29, 2018	For the 39 Weeks Ended September 30, 2017
			Growth (Decline)
	Net Sales	Net Sales	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$445.4	$483.7	$(38.3)	(7.9)%	(12.7)%
Leathers	46.4	48.8	(2.4)	(4.9)	(11.1)
Jewelry	78.2	87.6	(9.4)	(10.7)	(15.8)
Other	15.7	17.5	(1.8)	(10.3)	(15.4)
Total	$585.7	$637.6	$(51.9)	(8.1)%	(13.0)%

Asia Net Sales. For the Year To Date Period, Asia net sales increased $16.2 million or 4.6% (3.0% in constant currency), compared to the Prior Year YTD Period. Watch sales increased $14.5 million or 4.7% (3.3% in constant currency). Leathers increased $2.5 million or 7.2% (4.6% in constant currency), while jewelry declined $0.5 million or 9.8% (11.8% in constant currency). In our watch portfolio, our strongest performers were in traditional ARMANI products and connected FOSSIL watches, and were partially offset by declines in BURBERRY and ADIDAS due to the termination of the licenses. We continued to have strong sales growth in India and China, while Japan, our distributor markets and Australia declined. For the Year To Date Period, comparable retail sales were flat in the region, with positive comparable sales in our e-commerce business and in full-priced accessory retail stores offset by negative comparable sales in our other store concepts.

The following table sets forth product net sales for the Asia segment on a reported and constant currency basis (dollars in millions):

	For the 39 Weeks Ended September 29, 2018	For the 39 Weeks Ended September 30, 2017
			Growth (Decline)
	Net Sales	Net Sales	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$321.0	$306.5	$14.5	4.7%	3.3%
Leathers	37.1	34.6	2.5	7.2	4.6
Jewelry	4.6	5.1	(0.5)	(9.8)	(11.8)
Other	8.8	9.1	(0.3)	(3.3)	(5.5)
Total	$371.5	$355.3	$16.2	4.6%	3.0%

Gross Profit. For the Year To Date Period, gross profit margin increased 380 basis points to 52.6% compared to 48.8% in the Prior Year YTD Period. The increased gross profit margin was driven by a favorable foreign currency impact of approximately 150 basis points in the Year To Date Period, a favorable comparison against an inventory valuation reserve primarily for excess levels of connected products recorded in the Prior Year YTD Period, benefits from our NWF initiatives, lower promotional activity and markdowns, and favorable product mix.
Operating Expenses. For the Year To Date Period, total operating expenses decreased to $927.8 million compared to $1.4 billion in the Prior Year YTD Period, primarily due to intangible impairment charges recorded in the Prior Year YTD Period. SG&A expenses were lower compared to the Prior Year YTD Period mainly due to reduced corporate and regional infrastructure reductions and lower store costs due to store closures. During the Year To Date Period, we incurred restructuring costs of $41.9 million under our NWF initiative compared with restructuring costs of $41.8 million in the Prior Year YTD Period. The translation of foreign-denominated expenses during the Year To Date Period increased operating expenses by approximately $19.6 million as a result of the weaker U.S. dollar. As a percentage of net sales, SG&A expenses decreased to 50.1% in the Year To Date Period as compared to 50.2% in the Prior Year YTD Period.
Consolidated Operating Income (Loss). Operating income (loss) improved to a loss of $4.6 million in the Year To Date Period as compared to a loss of $475.5 million in the Prior Year YTD Period, primarily driven by non-cash intangible impairment charges of $407.1 million incurred in the Prior Year YTD Period. SG&A expenses also decreased due to corporate and regional infrastructure reductions and lower store costs due to store closures. The net sales decline in the Americas segment was more than offset by the benefit of an increased gross margin rate while the sales declines in Europe exceeded the gross margin rate improvement. In the Asia segment gross margin increased as a result of increased sales as well as an increased gross margin rate. As a percentage of net sales, operating margin was (0.3)% in the Year To Date Period as compared to (25.5)% in the Prior Year YTD Period and was positively impacted by approximately 150 basis points due to changes in foreign currencies.
Operating income (loss) by segment is summarized as follows (dollars in millions):

	For the 39 Weeks Ended September 29, 2018	For the 39 Weeks Ended September 30, 2017	Change		Operating Margin %
			Dollars	Percentage	2018	2017
Americas	$103.3	$(122.0)	$225.3	(184.7)%	13.0%	(13.9)%
Europe	76.5	(33.8)	110.3	(326.3)	13.1	(5.3)
Asia	65.9	(2.7)	68.6	(2,540.7)	17.7	(0.8)
Corporate	(250.3)	(317.0)	66.7	(21.0)
Total operating income (loss)	$(4.6)	$(475.5)	$470.9	(99.0)%	(0.3)%	(25.5)%
Interest Expense. Interest expense decreased by $0.4 million during the Year To Date Period as a result of a smaller borrowing base, partially offset by higher interest rates on our amended credit facility.
Other Income (Expense)-Net. During the Year To Date Period, other income (expense)-net decreased by $16.8 million to a net expense of $5.3 million in comparison to the Prior Year YTD Period. This change was primarily driven by net foreign currency losses in the Year To Date Period compared to net gains in the Prior Year YTD Period.

Provision for Income Taxes. Income tax expense for the Year To Date Period was $7.2 million, resulting in an effective income tax rate of (17.3)%. The Year to Date Period tax rate was negative due to the accrual of income tax expense on entities with positive taxable income against a consolidated year to date loss combined with the impact of the GILTI provision of the Tax Cuts and Jobs Act signed into law last year, whereby certain foreign income inclusions absorb the U.S. NOL, effectively resulting in no tax benefit derived on the loss. Furthermore, for entities in a loss position, the Company has recorded valuation allowances on the deferred tax assets and the NOLs, whereas in the Prior Year YTD Period, the Company accrued a tax benefit on most deferred tax assets and NOLs. The tax expense in the Year To Date Period was favorably impacted by net discrete items related to changes in the estimate of 2017 tax expense, particularly the estimate of the one-time repatriation tax under the Tax Cuts and Jobs Act. The Company made reasonable estimates and recorded provisional amounts in its financial statements for fiscal year 2017 as permitted under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act and made additional changes to the estimate each quarter as the repatriation tax liability was refined.
For the Prior Year YTD Period, income tax benefit was $100.7 million, resulting in an effective income tax rate of 20.3%. The Prior Year YTD Period was negatively impacted by the inability to claim a tax deduction for certain amounts of goodwill impairment expense recorded during that period, but unlike the Year To Date Period, was not impacted by the GILTI provision, nor by valuation allowances on U.S. deferred tax assets and NOLs.
Additionally, income taxes are provided for under the asset and liability method for temporary differences in the recognition of assets and liabilities recognized for income tax and GAAP purposes. Deferred tax assets are periodically assessed for the likelihood of whether they are more likely than not to be realized. We have previously established a valuation allowance in those jurisdictions where we believe recovery is not more likely than not, which generally increases tax expense in the period such determination is made.  For those jurisdictions with deferred tax assets not currently subject to a valuation allowance, we have determined that the realization of deferred tax assets continues to be more likely than not.
Net Income (Loss) Attributable to Fossil Group, Inc. For the Year To Date Period, net income (loss) attributable to Fossil Group, Inc. improved to a loss $51.1 million, or $1.04 per diluted share, in comparison to a loss of $398.3 million, or $8.22 per diluted share, in the Prior Year YTD Period, primarily due to a $6.51 per diluted share impact of intangible impairment charges recorded during the Prior Year YTD Period. Diluted earnings (loss) per share was negatively impacted by restructuring charges of $0.67 per diluted share in the Year To Date Period and $0.56 per diluted share in the Prior Year YTD Period. Diluted earnings per share in the Year To Date Period, as compared to the Prior Year YTD Period, increased $0.17 per diluted share due to the currency impact of a weaker U.S. dollar.

Liquidity and Capital Resources
Our cash and cash equivalents balance at the end of the Third Quarter was $236.1 million, including $214.3 million held in banks outside the U.S., in comparison to cash and cash equivalents of $166.9 million at the end of the Prior Year Quarter and $231.2 million at the end of fiscal year 2017. Historically, our business operations have not required substantial cash during the first several months of our fiscal year. Generally, starting in the third quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our quarterly cash requirements are also impacted by strategic investments such as acquisitions, other capital expenditures and restructuring charges. We believe cash from operating activities as well as amounts available under our credit facilities are sufficient to meet our cash needs for the next 12 months.
For the Year To Date Period, we generated operating cash flow of $72.4 million. Net loss of $48.8 million was offset by net non-cash items of $67.7 million and a decrease in working capital items of $53.6 million. We had net debt payments of $44.7 million and capital expenditures of $10.2 million.
Accounts receivable, net of allowances, decreased by 15.8% to $261.7 million at the end of the Third Quarter compared to $310.9 million at the end of the Prior Year Quarter. Days sales outstanding for our wholesale businesses for the Third Quarter decreased to 54 days compared to 56 days in the Prior Year Quarter as a result of increased collections primarily in Europe.
Accounts payable at the end of the Third Quarter was $159.4 million, which decreased by 35.9% from the end of the Prior Year Quarter ending accounts payable balance of $248.8 million. The decrease in accounts payable was largely due to reductions in inventory purchases.
Inventory at the end of the Third Quarter was $521.3 million, which decreased by 23.7% from the end of the Prior Year Quarter ending inventory balance of $683.0 million, as we have made significant progress in clearing our previous generati on connected products and other slow moving inventory.
At the end of the Third Quarter, we had net working capital of $577.3 million compared to net working capital of $732.8 million at the end of the Prior Year Quarter. At the end of the Third Quarter, we had $128.0 million of short-term borrowings and $269.1 million in long-term debt.
For fiscal year 2018, we expect total capital expenditures to be approximately $20 million. Of this amount, we expect approximately 40% will be for technology and facilities maintenance, approximately 40% will be for strategic growth, including investments in omni-channel, global concessions and technology, and approximately 20% will be for retail store renovations and enhancements. Our capital expenditure budget and allocation to the foregoing investments are estimates and are subject to change. We believe that cash flows from operations combined with existing cash on hand and amounts available under our credit facilities will be sufficient to fund our working capital needs and planned capital expenditures for the next twelve months.

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

We are required to repay the outstanding principal balance of the Term Loan Facility in the amount of $125 million on March 31, 2019, $75 million on March 31, 2020 and the outstanding balance on December 31, 2020. We plan to repay the outstanding balance using cash on hand and cash generated from operations. Additionally, loans under the Credit Agreement may be prepaid, in whole or in part, at our option, in minimum principal amounts of (a) $1.0 million or increments of $1.0 million in excess thereof, with respect to a base rate loan under the Revolving Credit Facility, (b) $5.0 million or increments of $1.0 million in excess thereof, with respect to a LIBOR rate loan or a daily LIBOR rate loan under the Revolving Credit Facility, and (c) $5.0 million or increments of $1.0 million in excess thereof, with respect to the Term Loan Facility. Loans under the Credit Agreement must be repaid with the net cash proceeds of certain asset sales, insurance and condemnation events, certain debt and equity issuances and certain cash dividends received from our subsidiaries. We may permanently reduce the revolving credit commitment at any time, in whole or in part, without premium or penalty, in a minimum aggregate principal amount of not less than $3.0 million or increments of $1.0 million in excess thereof.

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

Financial covenants governing the Credit Agreement require us to maintain (a) a minimum fixed charge coverage ratio measured quarterly on a rolling twelve-month basis of 1.15 to 1.00 if the Company’s quarter-end balances of cash and cash equivalents plus the excess availability under the Revolving Credit Facility is less than $200 million; (b) a maximum leverage ratio measured as of the last day of each fiscal quarter for the period of four fiscal quarters ending on such date of (i) 5.0 to 1.0 for the period ended September 29, 2018, (ii) 4.25 to 1.0 for the period ending December 29, 2018, (iii) 3.75 to 1.0 for each fiscal quarter ending during the period from December 30, 2018 through September 28, 2019, and (iv)  3.5 to 1.0 thereafter; (c) a minimum trailing twelve-month EBITDA tested quarterly of $110 million (beginning with the fiscal quarter ending December 29, 2018); (d) a minimum liquidity covenant of unrestricted cash and cash equivalents plus available and unused capacity under the Revolving Credit Facility equal to $160 million; and (e) maximum capital expenditures of $35 million per year. Additionally, we are restricted from making open market repurchases of our common stock.
During the Year To Date Period, we had net borrowings of $400.0 million under the Term Loan at an average annual interest rate of 9.0%. Additionally, we had net payments of $445.0 million under the Revolving Credit Facility and revolving credit loans under the Prior Agreement during the Year To Date Period at an average annual interest rate of 5.4%. As of September 29, 2018, we had $400.0 million outstanding under the Term Loan and no loans outstanding under the Revolving Credit Facility. We also had unamortized debt issuance costs of $8.6 million, which reduce the corresponding debt liability. In addition, we had $2.7 million of outstanding standby letters of credit at September 29, 2018. Amounts available under the Revolving Credit Facility are reduced by any amounts outstanding under standby letters of credit. As of September 29, 2018, we had available borrowing capacity of $283.8 million under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility were mainly used to fund normal operating expenses and capital expenditures. At September 29, 2018, we were in compliance with all debt covenants related to all our credit facilities.
Off Balance Sheet Arrangements
As of September 29, 2018, there were no material changes to our off balance sheet arrangements as set forth in commitments and contingencies in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017.

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

Forward-Looking Statements
The statements contained and incorporated by reference in this Quarterly Report on Form 10-Q that are not historical facts, including, but not limited to, statements regarding our expected financial position, results of operations, business and financing plans found in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk,” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. The words “may,” “believes,” “expects,” “plans,” “intends,” “estimates,” “anticipates” and similar expressions identify forward-looking statements. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: the effect of worldwide economic conditions; significant changes in consumer spending patterns or preferences; interruptions or delays in the supply of key components; acts of war or acts of terrorism; changes in foreign currency valuations in relation to the U.S. dollar; lower levels of consumer spending resulting from a general economic downturn or generally reduced shopping activity caused by public safety or consumer confidence concerns; the performance of our products within the prevailing retail environment; customer acceptance of both new designs and newly-introduced product lines, including risks related to the expanded launch of connected accessories; financial difficulties encountered by customers; the effects of vigorous competition in the markets in which we operate; the integration of the organizations and operations of any acquired businesses into our existing organization and operations; risks related to the success of NWF; the termination or non-renewal of material licenses, foreign operations and manufacturing; changes in the costs of materials, labor and advertising; government regulation and tariffs; our ability to secure and protect trademarks and other intellectual property rights; and the outcome of current and possible future litigation.
In addition to the factors listed above, our actual results may differ materially due to the other risks and uncertainties discussed in our Quarterly Reports on Form 10-Q and the risks and uncertainties set forth in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017. Accordingly, readers of this Quarterly Report on Form 10-Q should consider these facts in evaluating the information and are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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
The following table shows our outstanding forward contracts designated as cash flow hedges for inventory transactions (in millions) at September 29, 2018 and their expiration dates.

Functional Currency		Contract Currency
Type	Amount	Type	Amount	Expiring Through
Euro	164.8	U.S. dollar	197.6	March 2020
Canadian dollar	61.3	U.S. dollar	47.8	March 2020
British pound	25.5	U.S. dollar	34.0	March 2020
Japanese yen	2,406.2	U.S. dollar	22.2	March 2020
Mexican peso	343.1	U.S. dollar	17.5	June 2019
Australian dollar	13.8	U.S. dollar	10.1	June 2019
U.S. dollar	22.6	Japanese yen	2,455.0	March 2020
If we were to settle our euro, Canadian dollar, British pound, Japanese yen, Mexican peso, Australian dollar and U.S. dollar based forward contracts hedging inventory transactions as of September 29, 2018, the net result would have been a net gain of approximately $6.2 million, net of taxes. As of September 29, 2018, a 10% unfavorable change in the U.S. dollar strengthening against foreign currencies to which we have balance sheet transactional exposures would have decreased net pre-tax income by $22.0 million. The translation of the balance sheets of our foreign-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. As of September 29, 2018, a 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would have reduced consolidated stockholders' equity by approximately $51.6 million.
Interest Rate Risk
We are subject to interest rate volatility with regard to debt borrowings. Based on our variable-rate debt outstanding as of September 29, 2018, a 100 basis point increase in interest rates would increase annual interest expense by approximately $4.1 million.

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
Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of September 29, 2018.
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
If additional tariffs or other restrictions are placed on imports from China or any retaliatory trade measures are taken by China, our revenue and results of operations may be materially harmed.
If significant tariffs or other restrictions are placed on imports from China or any retaliatory trade measures are taken by China, our revenue and results of operations may be materially harmed. In July 2018, the Trump Administration announced a list of thousands of categories of goods, including electronics, that could face tariffs of 10% to 25%. While certain of our packaging and handbag products were impacted with an additional 10% tariff on the first cost price of these products as imported into the United States beginning in September 2018, our smart watches that are assembled and manufactured in China were excluded. However, the Trump Administration has further stated that if a trade agreement with China is not reached by January 1, 2019, the 10% tariff will be increased to 25%. The Trump Administration has also announced that tariffs on additional trade with China may be imposed if a trade agreement is not reached.
If additional duties are imposed on our products, particularly any of our watch products, we may be required to raise our prices, which may result in the loss of customers and harm our operating performance. Alternatively, we may seek to shift production outside of China, resulting in significant costs and disruption to our operations. Additionally, the Trump Administration continues to signal that it may alter trade agreements and terms between China and the United States, including limiting trade with China, and potentially impose other restrictions on exports from China to the United States. Even if additional duties are not imposed on our products, it is possible further tariffs will be imposed on imports of our products, or that our business will be impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, causing us to raise prices or make changes to our operations, any of which could materially harm our revenue or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no shares of common stock repurchased under any of our repurchase programs during the Third Quarter. We are currently prohibited by the terms of our Revolving Credit Facility from repurchasing shares of our common stock.
Item 5. Other Information
We have reached an agreement with Marc Jacobs International, LLC to terminate our licensing agreement for watches effective June 30, 2019, subject to a sell-off period.

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

FOSSIL GROUP, INC.

November 8, 2018	/S/ JEFFREY N. BOYER
Jeffrey N. Boyer
Executive Vice President, Chief Financial Officer and Treasurer (Principal financial and accounting officer duly authorized to sign on behalf of the Registrant)