Form 10-K
period 2018-12-29
Fossil Group, Inc.
filed 2019-02-21
CIK 883569

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 29, 2018
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 0-19848
FOSSIL GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2018505 (I.R.S. Employer Identification No.)
901 S. Central Expressway Richardson, Texas (Address of principal executive offices)	75080 (Zip Code)
Registrant's telephone number, including area code: (972) 234-2525
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The Nasdaq stock market LLC
Securities registered pursuant to Section 12(g) of the Act: None
_________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of Common Stock, $0.01 par value per share (the "Common Stock"), held by non-affiliates of the registrant, based on the last sale price of the Common Stock as reported by the NASDAQ Global Select Market on June 30, 2018 was $838.5 million.
As of February 14, 2019, 49,607,772 shares of Common Stock were outstanding.
_________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement to be furnished to shareholders in connection with its 2019 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

FOSSIL GROUP, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 29, 2018

        In this Form 10-K, references to "we," "our," and the "Company" refer to Fossil Group, Inc. and its subsidiaries on a consolidated basis.
PART I
Item 1.    Business
General
We are a design, innovation and distribution company specializing in consumer fashion accessories. Our products include traditional watches, smartwatches, jewelry, handbags, small leather goods, belts and sunglasses. We design, develop, market and distribute products under our owned brands FOSSIL®, SKAGEN®, MICHELE®, MISFIT®, RELIC® and ZODIAC® and licensed brands ARMANI EXCHANGE®, BMW®, CHAPS BY RALPH LAUREN®, DIESEL®, DKNY®, EMPORIO ARMANI®, KATE SPADE NEW YORK®, MARC JACOBS®, MICHAEL KORS®, PUMA®, and TORY BURCH®. Based on our range of accessory products, brands, distribution channels and price points, we are able to target style-conscious consumers across a wide age spectrum on a global basis.
Owned Brands
Our ability to build and evolve strong lifestyle brands is key to our success. Across our owned brands, we create great products at competitive prices and deliver engaging experiences directly to our consumers—through our owned channels of distribution and via third party distributors.
Our consumer-first mindset drives every decision we make. By capitalizing on major fashion trends and leveraging proprietary data and insights, we are able to deliver relevant, high-value product and experiences to consumers across a diverse range of price points, style preferences and geographies.
Licensed Brands
As a result of our vertical integration, we are uniquely positioned to launch and amplify an accessory category in partnership with a licensor in a timely and consistent manner. All of our major licensing relationships are exclusive, and may include traditional watches, smartwatches and jewelry.
Incorporation
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
Products
We design, develop, market and distribute accessories across a variety of product categories: traditional watches, smartwatches, jewelry, handbags, small leather goods, belts and sunglasses. Additionally, we manufacture and/or distribute private label brands, as well as branded products purchased for resale in certain of our non-FOSSIL branded retail stores.

	Fiscal Year
	2018		2017		2016
	Dollars	% Change	Dollars	% Change	Dollars
Net sales
Proprietary	$1,262.1	(8.0)%	$1,371.9	(7.2)%	$1,479.0
Licensed	1,183.7	(9.7)	1,311.4	(9.5)	1,449.6
Other	95.7	(8.8)	104.9	(7.8)	113.8
Total	$2,541.5	(8.8)%	$2,788.2	(8.4)%	$3,042.4
Traditional Watches and Smartwatches
Traditional watches and smartwatches are our core global business. Sales of watches for fiscal years 2018, 2017 and 2016 accounted for approximately 80.0%, 78.9% and 76.6%, respectively, of our consolidated net sales.
Owned Brands
Our primary owned watch brands include FOSSIL, MICHELE, MISFIT, RELIC, SKAGEN and ZODIAC.
Licensed Brands
We have entered into multi-year, worldwide exclusive license agreements for the manufacture, distribution and sale of watches bearing the brand names of certain globally recognized fashion brands. The following table sets forth information with respect to our primary watch licenses:

Brand	Expiration Date [1]
ARMANI EXCHANGE	12/31/2023
BMW	12/31/2023
CHAPS	3/31/2020
DIESEL	12/31/2025
DKNY	12/31/2019
EMPORIO ARMANI	12/31/2023
KATE SPADE NEW YORK	12/31/2025
MARC JACOBS	6/30/2019
MICHAEL KORS	12/31/2024
PUMA	12/31/2028
TORY BURCH	2/28/2019
_______________________________________

1.	Subject to early termination

We signed license agreements with BMW and Puma in 2018 and expect to launch products under these brands in the first and second quarters of 2018, respectively. The Tory Burch license was extended to February 28, 2019 from its original expiration date of December 31, 2018, and we are negotiating a new long-term agreement to continue the distribution of our Tory Burch products.
Fashion Accessories
In addition to our core watch business, we also design and create jewelry, handbags, small leather goods, and belts across our owned brands and watches and jewelry under our licensed brands. In the U.S. and certain international markets, we generally market our fashion accessory lines through the same distribution channels as our watches using similar marketing approaches. Our fashion accessories are typically sold in locations adjacent to watch departments, which may lead to purchases by persons who are familiar with our watch brands. Sales of our accessory lines accounted for 18.4%, 19.7% and 21.6% of our consolidated net sales in fiscal years 2018, 2017 and 2016, respectively.

The following table sets forth information about our fashion accessories:

Brand	Accessory Category
DIESEL	Jewelry
EMPORIO ARMANI	Jewelry
FOSSIL	Handbags, small leather goods, belts, eyewear, jewelry
MICHAEL KORS	Jewelry
RELIC	Handbags, small leather goods, belts
SKAGEN	Jewelry, small leather goods
Licensed Eyewear
In January 2014, we entered into a license agreement with the Safilo Group for both FOSSIL branded sunglasses and optical frames worldwide. The license agreement provides for royalties to be paid to us based on a percentage of net sales and includes certain guaranteed minimum royalties. Sales of licensed eyewear accounted for approximately 0.4% of our consolidated net sales for fiscal years 2018, 2017 and 2016.
Private Label
We design, market and source manufacturing of certain retailers' private label and owned brand watches as well as other company brands to be used as premium and incentive items in various corporate events. Under these arrangements, we perform design and product development functions, as well as act as a sourcing agent for our customers by contracting for and managing the manufacturing process, purchasing and inspecting of the finished product and arranging for shipment. Participation in the private label and premium businesses provides us with certain advantages, including increased assembly volume, which may reduce the costs of assembling our other products, and strengthen business relationships with our manufacturing sources.
Building Strong Brands
Brand building is critical to the success of our Company. We take a consumer-first approach to creating product and brand experiences, with the goal of building meaningful, long-term relationships with our consumers.
Product Design and Development
Our product designs are fueled by a combination of creativity, fashion trends and consumer insights. Over the past 30 plus years, we have built an incredible in-house design team that works in partnership with our consumer insights and trend teams to ideate, design, test and deliver new product concepts to market. We also employ more than 200 research and development ("R&D") team members who focus on innovation and product development across our watch and smartwatch categories.
In order to respond to and capitalize on fast-paced changes in the global marketplace, we have created a process that allows us to design and develop consumer insight driven product in as little as 30 days. We have found speed coupled with insight-driven product to be a true differentiator and key revenue driver across our business.
Marketing and Promotion
We are embracing the changing retail environment and meeting consumers where they are, both on and offline. Our focus on creating the best possible brand experiences requires a blend of art and science—which means prioritizing both creativity and data in everything we do. We have created an in-house digital marketing center of excellence serving both our owned and licensed brands to connect with consumers and to serve up personalized, engaging content. This allows us to learn about their behavior across all channels including digital marketing, social media, Customer Relationship Management ("CRM") and digital media. We drive innovation using a rapid test-and-learn approach with continuous optimization. We are also able to deliver a high level of personalization through the consumer insight and predictive analytics capabilities we have built over the past few years and through our partnerships with leading online third-party retailers.

Operating Strategy
Our goal is to drive shareholder value by increasing earnings and making a positive impact on our people, planet and communities. While we currently operate in a challenging business environment we are leveraging our business strengths while continuing to lead a significant internal transformation to strengthen our business model. We plan to achieve our business strategy by focusing on the following strategic initiatives:
Profitability
We are focused on improving our overall profitability through revenue-management strategies to price and position our products optimally and most effectively. This includes improving our gross margins by increasing economies of scale with our smartwatches, re-negotiating pricing with our suppliers, and further reducing our supply chain costs. We are also focused on lowering our base expenses by leveraging lower sales with lower variable expenses and by achieving organizational efficiencies through our New World Fossil initiatives. We continue to close our low-performing stores and exit unprofitable businesses as we improve our net income and working capital and reduce our outstanding debt position.
Innovation
We are driving innovation across every aspect of our business. We continue to form new partnerships with leading brands, which helps us leverage our vertical structure, size and scale. We are bringing new and innovative functions to smartwatches across both our hybrid and display platforms—as well as expanding our distribution and increasing our addressable market. We are also driving innovations in traditional watches and our accessory categories through our investment in R&D and data analytics.
E-commerce and Digitalization
We are investing in our digital infrastructure and commerce capabilities across our owned and third-party e-commerce sites. We plan to continue to expand our digital capabilities for consumer insight, analytics and the use of data throughout our organization, as well as shifting to a new marketing and commerce platform to drive greater personalization and a better consumer experience.
We will continue to collaborate with our wholesale partners to optimize online performance, and we will seek out opportunities to expand our direct to consumer e-commerce business into new markets, with a focus on the Asia Pacific region. Based on the success of our digital marketing campaigns in fiscal year 2018, we intend to expand our social media and digital marketing programs in fiscal 2019 and across more global markets.
Sustainability
We care about our people, our customers, our shareholders, our communities and our planet. Our newly-launched sustainability platform, Make Time for Good, is setting the tone for our innovative efforts to make a positive social and environmental impact. We are committed to challenging the norms of the watch and accessory industry by designing our products with the future in mind, reducing our footprint, empowering women, respecting human rights, enhancing our communities and strengthening diversity.
Distribution
We have an extensive distribution network that allows us to reach a diverse global customer base. We sell our products through a range of channels including e-commerce, Company-owned retail stores, department and specialty retail stores, airlines, mass markets and concessions.
Stores
Internationally, our products are sold across approximately 150 countries worldwide through 23 Company-owned sales subsidiaries and through a network of approximately 70 independent distributors. Our products are offered on airlines and cruise ships and in international Company-owned retail stores. Our international network of Company-owned stores included 181 retail stores and 127 outlet stores as of December 29, 2018. In certain international markets, our products are also sold through licensed and franchised FOSSIL retail stores, retail concessions operated by us and kiosks, as well as through owned and third-party websites.

E-commerce
Our owned global e-commerce websites deliver engaging brand content, mobile-friendly experiences, and seamless integration with retail stores, including the ability to buy certain products online and pick them up in one of our retail stores and shipping consumer orders from our stores. Our websites work in conjunction with our digital marketing efforts to deliver personalized and compelling brand experiences that strengthen consumer loyalty and ultimately drive profitability. We also distribute our products through leading third-party e-commerce retailers, as well as our wholesalers’ e-commerce websites and a wide network of additional online retailers. We take a holistic approach to our e-commerce distribution to ensure that both owned and licensed brands deliver an engaging customer experience at every digital touch point.
Sourcing
The vast majority of our products are sourced internationally, with a substantial percentage of our watches and jewelry products assembled or manufactured by entities that are majority owned by us. Most watch product sourcing is coordinated through our Hong Kong subsidiary, Fossil (East) Limited ("Fossil East"). During fiscal year 2018, approximately 49% of our global watch production was assembled or sourced through wholly or majority owned factories. This vertical integration of our business allows for better flow of communication, consistent quality, product design protection and improved supply chain speed, while still allowing us to utilize non-owned production facilities for their unique capabilities and to cover production needs over internal capacities. Establishing our watch assembly facilities near the component manufacturers also allows us to operate a more efficient supply chain. In addition, although we do not have long-term contracts with our unrelated watch and accessory manufacturers, we maintain long-term relationships with several manufacturers. These relationships developed due to the significant length of time we have conducted business with the same manufacturers. We believe that we are able to exert significant operational control with regard to our principal watch assemblers because of our level of ownership and long standing relationships. In addition, we believe that the relative size of our business with non-owned watch manufacturers gives us priority within their production schedules. Furthermore, the manufacturers understand our quality standards, which allow us to produce quality products and reduce the delivery time to market, improving overall operating margins. We have also added new third-party facilities and relationships for manufacturing our wearable technology products as well as enhanced our own factories to enable assembly and production of hybrid smartwatches. Increased volume in the wearables category would allow us to further reduce costs through improved volume pricing and enable our suppliers to continue to invest in automation.

Trademarks and Patents
We use our FOSSIL, MICHELE, MISFIT, RELIC, SKAGEN and ZODIAC trademarks, as well as other trademarks, on certain watches, smartwatches, activity trackers, jewelry, leather goods and other fashion accessories in the U.S. and in a significant number of foreign countries. We also use FOSSIL, SKAGEN, WATCH STATION INTERNATIONAL®, and WSI® as trademarks on retail stores and FOSSIL, SKAGEN, WATCH STATION INTERNATIONAL, WSI, MISFIT, ZODIAC and MICHELE as trademarks on online e-commerce sites. We have taken steps to establish or provide additional protection for our trademarks by registering or applying to register our trademarks for relevant classes of products in each country where our products are sold in addition to certain foreign countries where it is our intent to market our products in the future. Each registered trademark may be renewable indefinitely, so long as we continue to use the mark in the applicable jurisdiction and make the appropriate filings when required. We aggressively protect our trademarks and trade dress and pursue infringement claims both domestically and internationally. We also pursue counterfeiters both domestically and internationally through third-party online monitoring tools and through leads generated internally, as well as through our business partners worldwide.
Patents
We continue to explore innovations in the design and assembly of our watch, smartwatch, activity tracker and related products. As a result, we have been granted, and have pending, various U.S. and international design and utility patents related to certain product designs, features, and technologies. As of December 29, 2018, none of our patents were material to our business.
Other
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
Seasonality

Our business has a seasonal pattern, with a significant portion of our sales occurring during the end-of-year holiday period.
Inventory Control
We maintain inventory control systems at our facilities that enable us to track each product from the time it is shipped from our factory through shipment to our customers, the end consumer, concessions locations and websites. To facilitate this tracking, a significant number of products sold by us are pre-ticketed and bar coded. Our inventory control systems report shipping, sales and individual stock keeping unit level inventory information. We manage the retail sales process by monitoring customer sales and inventory levels of our products by product category and style, primarily through electronic data interchange. We believe that our distribution capabilities enable us to reduce inventory risk and increase flexibility in responding to the delivery requirements of our customers. We believe that our electronic data interchange efforts will continue to grow in the future as customers focus further on increasing operating efficiencies. In addition, we maintain systems that are designed to track inventory movement through our Company-owned stores. We monitor store inventory movement through review of detailed sales transaction records, which are accumulated on each store’s point-of-sale system.
Upon completion of assembly/manufacturing, the majority of our products are shipped to one of our warehousing and distribution centers in Texas, Germany or Hong Kong, from which they are shipped to subsidiary warehouses or directly to customers in selected markets. Our centralized warehouse and distribution facilities allow us to maximize our inventory management and distribution capabilities and more readily meet the varying distribution requirements placed on us by our customers at a lower cost. Our facilities in Texas and Germany are equipped with automated material handling equipment. The automated equipment and operating systems, in conjunction with the continual sampling of our outgoing orders prior to shipment, are important in maintaining the quality, accuracy, speed and reputation of our products and distribution service.
Significant Customer
No customer accounted for 10% or more of our consolidated net sales in fiscal years 2018, 2017 or 2016.
Backlog
It is the practice of a substantial number of our customers not to confirm orders by delivering a formal purchase order until a relatively short time prior to the shipment of goods. As a result, the amount of unfilled customer orders includes confirmed orders and orders that we believe will be confirmed by delivery of a formal purchase order. A majority of such amounts represent orders that have been confirmed. The remainder of such amounts represents orders that we believe, based on industry practice and prior experience, will be confirmed in the ordinary course of business. Our backlog at a particular time is affected by a number of factors, including seasonality and the scheduling of the manufacture and shipment of our products. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. At the end of fiscal year 2018, we had unfilled customer orders of approximately $96.2 million, compared to $74.1 million and $104.5 million at the end of fiscal years 2017 and 2016, respectively.
Competition
The businesses in which we compete are highly competitive and fragmented. The current market for traditional watches can be divided into tiers ranging from lower price point watches that are typically distributed through mass market channels to luxury watches at higher price points that are typically distributed through fine watch departments of upscale department stores or upscale specialty watch and fine jewelry stores. Our watch business generally competes in these tiers with a number of established manufacturers, importers and distributors, including Armitron, Citizen, Gucci, Guess?, Kenneth Cole, LVMH Group, Movado, Raymond Weil, Seiko, Swatch, Swiss Army, TAG Heuer and Timex. In addition, our leather goods, sunglasses, and jewelry businesses compete with a large number of established companies that have significant experience developing, marketing and distributing such products. Our competitors include distributors that import watches and accessories from abroad, U.S. companies that have established foreign manufacturing relationships and companies that produce accessories domestically.
We believe the risk of significant new competitors for traditional watches is mitigated to some extent by barriers to entry such as high startup costs and the development of long-term relationships with customers and manufacturing sources. However, in the expanding wearable technology industry, we face competition from technology brands such as Apple and Samsung, from fitness brands such as Fitbit, as well as from many established traditional watch manufacturers that have launched wearable technology products. As this industry evolves and grows, there will likely be increased competition as well. However, we believe our design, branding, significant scale and distribution are strong competitive advantages.

Although the level and nature of competition varies among our product categories and geographic regions, we compete on the basis of style and technical features, price, value, quality, brand name, advertising, marketing, distribution and customer service. Our ability to identify and respond to changing fashion trends and consumer preferences (including wearable technology), to maintain existing relationships and develop new relationships with manufacturing sources, to deliver quality merchandise in a timely manner, to manage the retail sales process, and to continue to integrate technology into our business model are important factors in our ability to compete. Our distinctive business model of owning the distribution in many key markets and offering a globally recognized portfolio of proprietary and licensed products allows for many competitive advantages over smaller, regional or local competitors. This allows us to bypass the local distributor's cost structure in certain countries, resulting in more competitively priced products, while also generating higher product and operating margins.
Governmental Regulation
Imports and Import Restrictions
Most of our products are assembled or manufactured overseas. As a result, the U.S. and countries in which our products are sourced or sold may from time to time modify existing or impose new quotas, duties (including anti-dumping or countervailing duties), tariffs or other restrictions in a manner that adversely affects us. For example, our products imported to the U.S. are subject to U.S. customs duties, and in the ordinary course of our business, we may from time to time be subject to claims by the U.S. Customs Service for duties and other charges. Factors that may influence the modification or imposition of these restrictions include the determination by the U.S. Trade Representative that a country has denied adequate intellectual property rights or fair and equitable market access to U.S. firms that rely on intellectual property, trade disputes between the U.S. and a country that leads to withdrawal of "most favored nation" status for that country and economic and political changes within a country that are viewed unfavorably by the U.S. government. We cannot predict the effect these events would have on our operations, if any, especially in light of the concentration of our assembly and manufacturing operations in Hong Kong and China.
General
We are subject to laws regarding customs, tax, employment, privacy, truth-in-advertising, consumer product safety, zoning and occupancy and other laws and regulations that regulate and/or govern the importation, promotion and sale of consumer products and our corporate, retail and distribution operations.
Compliance and Trade
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
Trade
Our warehouse and distribution facilities in Texas operate in a special purpose sub-zone established by the U.S. Department of Commerce Foreign Trade Zone Board. This sub-zone provides the following economic and operational advantages to us: (i) we do not have to pay duty on imported merchandise until it leaves the sub-zone and enters the U.S. market; (ii) we do not have to pay any U.S. duty on merchandise if the imported merchandise is subsequently shipped to locations outside the U.S.; and (iii) we do not have to pay local property tax on inventory located within the sub-zone.
Employees
As of December 29, 2018, we employed approximately 10,800 persons, including approximately 6,600 persons employed by our foreign operating subsidiaries.
None of our domestic or foreign-based employees are represented by a trade union. However, certain European-based employees are represented by work councils, which include certain of our current employees who negotiate with management on behalf of all the employees. We have never experienced a work stoppage and consider our working relationship with our employees and work councils to be good.
Item 1A.    Risk Factors
The statements contained in this Annual Report on Form 10-K that are not historical facts, including, but not limited to, statements regarding our expected financial position, results of operations, business and financing plans found in Item 1. Business and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” believe,” “expect,” anticipate,” “plan,” “seek,” “might,” “estimate,” “target,” “project,” “forecast,” “predict,” “objective,” “intend,” “understand,” “ongoing,” “continue,” or similar expressions and the negative of such words and expressions, although not all forward-looking statements contain such words or expressions. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements.
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
Our success depends upon our ability to anticipate and respond to changing fashion and product trends and consumer preferences in a timely manner. The purchasing decisions of consumers are highly subjective and can be influenced by many factors, such as brand image, marketing programs, functionality and product design. Our success depends, in part, on our ability to anticipate, gauge and respond to these changing consumer preferences in a timely manner while preserving the authenticity and the quality of our brands. Although we attempt to stay abreast of emerging lifestyle and fashion trends and technology advances affecting accessories, any failure by us to identify and respond to such trends could adversely affect consumer acceptance of our existing brand names and product lines, which in turn could adversely affect sales of our products. If we misjudge the market for our products, we may be faced with a significant amount of unsold finished goods inventory, which could adversely affect our results of operations. In recent years, we have experienced decreasing net sales across most product categories; in particular, net sales of watches have declined, reflecting the decline in the traditional watch market partly offset by wearables. If we are unable to adjust our product offerings and reverse the decrease in net sales, our results of operations and financial condition could be adversely affected.
Our success depends upon our ability to continue to develop innovative products, including wearable technology.
Our success depends upon our ability to continue to develop innovative products in the respective markets in which we compete. Wearable technology is a growing category of fashion that offers customers new functionality with accessories, including jewelry and smartwatches. Our ability to respond to consumer preferences for wearable technology will depend in part on establishing successful partnerships with or acquiring companies that are involved in developing wearable technology. If we are unable to establish such partnerships or make meaningful acquisitions, this could negatively impact our ability to meet customer demands for wearable technology. Additionally, we may be unable to enhance and develop our products to satisfy consumer demands for wearable technology or we may fail to do so in a timely manner or at competitive prices. We may also fail to understand or estimate correctly the dynamics of this new market, such as allowances for sales returns, warranty liabilities, inventory reserves or the allowance for bad debts attributable to this new product category. The process of developing new products is complex and uncertain, and involves time, substantial costs and risks, which are further magnified when the development process involves a transition to a new technology platform. Our inability or the inability of our partners, for technological or other reasons, some of which may be beyond our or our partners' control, to enhance, develop, manufacture, distribute and monetize wearable technology products in a timely manner, or at all, in response to changing consumer preferences for wearable technology, could have a material adverse effect on our business, results of operations and financial condition or could result in our products not achieving market acceptance or becoming obsolete. If we are unable to successfully introduce new products, or if our competitors introduce new or superior products, customers may purchase increasing amounts of products from our competitors, which could adversely affect our sales and results of operations. Further, it may take time to establish a stable position in the wearable technology category and any initial results should not be taken as a guarantee of future trends.
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

If significant tariffs or other restrictions are placed on imports from China or any retaliatory trade measures are taken by China, our revenue and results of operations may be materially harmed. In July 2018, the Trump Administration announced a list of thousands of categories of goods, including electronics, that could face tariffs of 10% to 25%. While certain of our packaging and handbag products were impacted with an additional 10% tariff on the first cost price of these products as imported into the United States beginning in September 2018, our smartwatches that are assembled and manufactured in China were excluded. However, the Trump Administration has further stated that if a trade agreement with China is not reached on or around March 1, 2019, the 10% tariff will be increased to 25%.  The Trump Administration has also announced that tariffs on additional trade with China may be imposed if a trade agreement is not reached.
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
U.S. tax legislation enacted in December 2017 may adversely affect our business, results of operations, financial condition and cash flow.
On December 22, 2017, the President signed into law Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act, following its passage by the United States Congress. The Tax Cuts and Jobs Act made significant changes to U.S. federal income tax laws, including changing the corporate tax rate to a flat 21% rate, introducing a capital investment deduction in certain circumstances, placing certain limitations on the interest deduction, modifying the rules regarding the usability of certain net operating losses, and making extensive changes to the U.S. international tax system.  The new Global Intangible Low-Taxed Income (“GILTI”) provisions of the Tax Cuts and Job Act requiring the inclusion of certain foreign earnings in U.S. taxable income increased our effective tax rate in fiscal year 2018 and will continue to increase it in future years.  Technically, corporate shareholders of foreign corporations generating GILTI are generally entitled to a 50% deduction against such income, lowering the effective rate of tax from 21% to 10.5%.  Furthermore, they are able to recognize a foreign tax credit for 80% of local taxes paid on GILTI income.  Therefore, as long as the foreign group's average effective rate is 13.125% or more, the tax associated with GILTI should be fully offset by foreign tax credits.  However, when a corporation has a domestic source loss, the GILTI absorbs this loss, eliminating any ability to carry the loss forward to offset future income.  Our effective foreign income tax rate is significantly higher than the intended 13.125% threshold. However, the GILTI consumed our domestic source loss for fiscal year 2018, creating excess GILTI foreign tax credits that could not be utilized.  The impact of the GILTI provision of the Tax Cuts and Jobs Act was included in our financial statements for fiscal year 2018.  We account for GILTI as incurred under the period cost method.  As a result of these new provisions, especially the GILTI, our effective tax rate in fiscal 2018 was 104.7%, which substantially exceeded the federal statutory rate of 21.0%. The impact of these new rules could be adverse in future years.

The effects of economic cycles, terrorism, acts of war and retail industry conditions may adversely affect our business.
Our business is subject to economic cycles and retail industry conditions. Purchases of discretionary fashion accessories, such as our watches, jewelry, handbags, sunglasses and other products, tend to decline during recessionary periods when disposable income is low and consumers are hesitant to use available credit. In addition, acts of terrorism, acts of war and military action both in the U.S. and abroad can have a significant effect on economic conditions and may negatively affect our ability to procure our products from manufacturers for sale to our customers. Any significant declines in general economic conditions, public safety concerns or uncertainties regarding future economic prospects that affect consumer spending habits could have a material adverse effect on consumer purchases of our products.
The loss of any of our license agreements, pursuant to which a number of our products are produced, may result in the loss of significant revenues and may adversely affect our business.
A significant portion of our sales and net income is, and is expected to continue to be, derived from the sales of products produced under license agreements with third parties. Under these license agreements, we generally have the right to produce, market and distribute certain products utilizing the brand names of other companies. We sell products under certain licensed brands, including, but not limited to, ARMANI EXCHANGE, CHAPS, DIESEL, DKNY, EMPORIO ARMANI, KATE SPADE NEW YORK, MARC JACOBS, MICHAEL KORS and TORY BURCH. Sales of our licensed products amounted to approximately 46.6% of our consolidated net sales for fiscal year 2018, including MICHAEL KORS product sales, which accounted for approximately 22.6% of our consolidated net sales, and product sales under the ARMANI brands, which accounted for approximately 14.7% of our consolidated net sales.
Our significant license agreements have various expiration dates between the years 2019 and 2028. In addition, many of our license agreements require us to make minimum royalty payments, subject us to restrictive covenants or require us to comply with certain other obligations and may be terminated by the licensor if these or other conditions are not met or upon certain events. For example, our license agreement with MICHAEL KORS provides the licensor with a right to terminate some or all of the licensing rights if we fail to meet certain net sales thresholds for two consecutive years. For fiscal year 2018, we met net sales thresholds for MICHAEL KORS. If we are unable to achieve the minimum net sales thresholds, restrictive covenants and/or other obligations of a license in the future, we would need to seek a waiver of the non-compliance from the applicable licensor or amend the agreement to modify the thresholds, covenants or obligations or face the possibility that the licensor could terminate the license agreement before its expiration date. Though waivers may be obtained for non-compliance, we, or the licensor, may instead elect to modify or terminate the license agreement. For example, in 2018, we mutually agreed with MARC JACOBS to an earlier termination date of our license agreement in 2019 from the original expiration date at the end of 2020.
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

As we announced in the fourth quarter of fiscal 2016, we have implemented, and plan to continue to implement, a restructuring plan to reinvent the Company, strengthen the foundation of the Company for the future and support long-term sales growth and profitability objectives. The program is intended to touch all aspects of the business, enhance operating capabilities, create greater efficiencies and take advantage of the Company's considerable scale. We estimate our restructuring charges in fiscal year 2019 will be approximately $50.0 million. During fiscal years 2018, 2017 and 2016, we recorded $46.6 million, $48.2 million and $27.8 million of restructuring charges, respectively. Restructuring plans present significant potential risks that may impair our ability to achieve anticipated operating enhancements and/or cost reductions, or otherwise harm our business, including higher than anticipated costs in implementing our restructuring plan, management distraction and employee attrition in excess of headcount reductions. If this program is not successful, then our results of operations and financial condition could be materially adversely affected.

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

During fiscal year 2018, our global comparable retail store sales decreased 2% as sales shifted to other channels, including our own e-commerce sales channel, which increased 16%. During fiscal year 2019, we intend to open approximately 10 new stores globally and close approximately 30 stores, depending on lease negotiations. The success of our retail business depends, in part, on our ability to open new profitable stores, close low performing stores and renew our existing store leases on terms that meet our financial targets. Our ability to open new stores on schedule or at all, to close low performing stores and to renew existing store leases on favorable terms or to operate them on a profitable basis will depend on various factors, including our ability to:

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
We depend on our senior management and other key personnel, particularly Kosta N. Kartsotis, our Chief Executive Officer ("CEO") and Chairman. We do not have "key person" life insurance policies for any of our personnel. The loss of any of our executive officers or other key employees could harm our business.
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
Despite the security measures we currently have in place, our facilities and systems and those of our third party service providers may be vulnerable to theft of physical information, security breaches, hacking attempts, computer viruses and malware, lost data and programming and/or human errors. Any electronic or physical security breach involving the misappropriation, loss, or other unauthorized disclosure of confidential or personally identifiable information, including penetration of our network security or those of our third party service providers, could disrupt our business, severely damage our reputation and our customer relationships, expose us to litigation and liability, subject us to governmental investigations, fines and enforcement actions, result in negative media coverage and distraction to management and result in a material adverse effect to our business, financial condition, and results of operations. In addition, as a result of security breaches at a number of prominent retailers and other companies, the media and public scrutiny of information security and privacy has become more intense and the regulatory environment related thereto has become more uncertain. As a result, we may incur significant costs in complying with new and existing state, federal, and foreign laws regarding protection of, and unauthorized disclosure of, personal information.
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
Our quarterly results of operations have fluctuated in the past and may continue to fluctuate as a result of a number of factors, including seasonal cycles, timing of new product introductions, timing of orders by our customers and mix of product sales demand. Our business is seasonal by nature. A significant portion of our net sales and operating income are generated during the third and fourth quarters of our fiscal year, which includes the "back to school" and holiday seasons. The amount of net sales and operating income generated during our fiscal fourth quarter depends upon the anticipated level of retail sales during the holiday season, as well as general economic conditions and other factors beyond our control. In addition, the amount of net sales and operating income generated during our fiscal first quarter depends in part upon the actual level of retail sales during the holiday season. The seasonality of our business may adversely affect our net sales and operating income during the first and fourth quarters of our fiscal year.
The amount of traffic to our retail stores depends heavily on the success of the shopping malls and retail centers in which our stores are located.

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
Our administrative, information technology and distribution operations in the U.S. are conducted primarily from two separate facilities located in the Dallas, Texas area. Our operations internationally are conducted from various administrative, distribution and assembly facilities outside of the U.S., particularly in China, Germany, Hong Kong, Switzerland and Vietnam. The complete or temporary loss of use of all or part of these facilities could have a material adverse effect on our business.
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
Our ability to grow our sales is dependent on the successful implementation of our business strategy. This includes diversification and innovation of our product offerings, continuing to develop wearable technology, improving our omni-channel capabilities and strategic acquisitions. If we are not successful in the expansion or development of our product offerings or our new products are not profitable or do not generate sales comparable to those of our existing businesses, our results of operations could be negatively impacted.
We also operate FOSSIL brand stores and other non-FOSSIL branded stores globally to further strengthen our brand image. As of December 29, 2018, we operated 484 stores worldwide. The costs associated with leasehold improvements to current stores and the costs associated with opening new stores and closing low performing stores could materially increase our costs of operation.
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
If an independent manufacturer or license partner of ours fails to use acceptable labor practices or otherwise comply with laws or suffers reputation harm, our business could suffer.
While we have a code of conduct for our manufacturing partners, we have no control over the ultimate actions or labor practices of our independent manufacturers. The violation of labor or other laws by one of our independent manufacturers, or by one of our license partners, or the divergence of an independent manufacturer's or license partner's labor practices from those generally accepted as ethical in the U.S. or other countries in which the violation or divergence occurred, could interrupt or otherwise disrupt the shipment of finished products to us or damage our reputation. In addition, certain of our license agreements are with named globally recognized fashion designers. Should one of these fashion designers, or any or our licensor companies, conduct themselves inappropriately or make controversial statements, the underlying brand, and consequently our business under that brand, could suffer. Any of these, in turn, could have a material adverse effect on our financial condition and results of operations. As a result, should one of our independent manufacturers or licensors be found in violation of state or international laws or receive negative publicity, we could suffer financial or other unforeseen consequences.
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
We face intense competition in the specialty retail and e-commerce industry where we compete primarily with specialty retailers, department stores and e-commerce businesses that engage in the retail sale of watches and accessories. We believe that the principal basis upon which we compete is the quality and design of merchandise and the quality of customer service. We also believe that price is an important factor in our customers' decision-making processes. Many of our competitors are, and many of our potential competitors may be, larger and have greater financial, marketing and other resources than we have and therefore may be able to adapt to changes in customer requirements more quickly, devote greater resources to the marketing and sale of their products and generate greater national brand recognition than we can, especially in the developing area of omni-channel retailing. Omni-channel retailing may include retail stores, e-commerce sites, mobile channels and other direct-to-consumer points of contact that enhance the consumer’s ability to interact with a retailer in the research, purchase, returning and serving of products. The intense competition and greater size and resources of some of our competitors could have a material adverse effect on the amount of net sales we generate and on our results of operations.
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

There is intense competition in each of the businesses in which we compete. In all of our businesses, we compete with numerous manufacturers, importers and distributors who may have significantly greater financial, distribution, advertising and marketing resources than us. Our competitors include distributors that import watches and accessories from abroad, U.S. companies that have established foreign manufacturing relationships and companies that produce accessories domestically. In addition, we face growing competition from technology companies that have or are launching smartwatch products and other wearable technology. These new competitors have not historically competed with us, and many have significantly greater financial, distribution, advertising and marketing resources than us. The impact of the introduction of wearable technology on sales of our traditional product lines, is uncertain, but could be materially adverse. Our results of operations and market position may be adversely affected by our competitors and their competitive pressures in the watch, wearable technology and fashion accessory industries.
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
In addition, we have e-commerce and other websites in the U.S. and internationally. In addition to changing consumer preferences and buying trends relating to Internet usage, we are vulnerable to certain additional risks and uncertainties associated with the Internet, including changes in required technology interfaces, website downtime and other technical failures, security breaches, and consumer privacy concerns. Our failure to successfully respond to these risks and uncertainties could reduce e-commerce sales, increase costs and damage the reputation of our brands.
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

Product mix:  traditional watch and jewelry sales typically provide gross margins in excess of historical consolidated gross profit margins, while leather goods and private label products typically provide gross margins below our historical consolidated gross profit margins.  In addition, sales of our wearable technology products have produced gross profit margins below our historical consolidated gross profit margins, which we anticipate continuing in fiscal 2019.

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
We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002. These provisions provide for the identification of material weaknesses in internal control over financial reporting, which is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Our management, including our CEO and Chief Financial Officer ("CFO"), does not expect that our internal controls and disclosure controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions, such as growth of the Company or increased transaction volume, or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
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
During fiscal year 2018, we generated 59.9% of our net sales from outside of the U.S., and we anticipate that revenue from our international operations could account for an increasingly larger portion of our net sales in the future. Our international operations are directly related to, and dependent on, the volume of international trade and foreign market conditions. International commerce and our international operations are subject to many risks, some of which are discussed in more detail below, including:

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
In addition, changes in currency exchange rates may also affect the prices at which we sell products in foreign markets. For fiscal years 2018, 2017 and 2016, 59.9%, 58.5% and 55.4% of our consolidated net sales were generated outside of the U.S.

In general, our overall financial results are affected positively by a weaker U.S. dollar and are affected negatively by a stronger U.S. dollar as compared to the foreign currencies in which we conduct our business. For example, due to a generally weaker U.S. dollar in fiscal year 2018, the translation of foreign based net sales into U.S. dollars improved our reported net sales by approximately $21.6 million. If the value of the U.S. dollar remains at its current levels or strengthens further against foreign currencies, particularly against the euro, Canadian dollar, British pound, Japanese yen, Mexican peso, and Australian dollar, our financial condition and results of operations could be materially and adversely impacted. Although we utilize forward contracts to help mitigate foreign currency risks (mostly relating to the euro, Canadian dollar, British pound, Japanese yen, Mexican peso and Australian dollar), foreign currency fluctuations may have a material adverse impact on our financial condition and results of operations.
The European economic uncertainty and any further debt crisis could adversely impact our financial condition.
The European economic situation, particularly with the planned withdrawal by the United Kingdom from the European Union, has contributed to instability in certain international credit markets. During fiscal year 2018, we generated 33.8% of our consolidated net sales from our Europe segment. If global economic and market conditions, or economic conditions in Europe remain uncertain or deteriorate, the value of the euro could decline. Any additional financial instability in stressed European countries could have a contagion effect on the region and contribute to the general instability and uncertainty in the European Union. If this were to occur or if the value of the euro were to weaken against the U.S. dollar, our financial condition and results of operations could be materially and adversely impacted.
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
Because a substantial portion of our watches and jewelry and certain of our handbags, sunglasses and other products are assembled or manufactured in China, our success will depend to a significant extent upon future economic and social conditions existing in China. If the factories in China are disrupted for any reason, we would need to arrange for the manufacture and shipment of products by alternative sources. Because the establishment of new manufacturing relationships involves numerous uncertainties, including those relating to payment terms, costs of manufacturing, adequacy of manufacturing capacity, quality control and timeliness of delivery, we are unable to predict whether such new relationships would be on terms that we regard as satisfactory. Any significant disruption in our relationships with our manufacturing sources located in China would have a material adverse effect on our ability to manufacture and distribute our products. In addition, restrictions on travel to and from this and other regions, and any delays or cancellations of customer orders or the manufacture or shipment of our products could have a material adverse effect on our ability to meet customer deadlines and timely distribute our products in order to match consumer expectations.
We face risks associated with increased political uncertainty.
In the U.S., the change in the U.S. government administration has resulted in uncertainty regarding potential changes in regulations, fiscal policy, social programs, domestic and foreign relations and international trade policies. Potential changes in relationships among the U.S., China, Russia and other countries could have significant impacts on global trade and regional economic conditions, among other things. In addition, changes in the relationships between the U.S. and its neighbors, such as Mexico, could have significant, potentially negative, impacts on commerce. Further, anti-American sentiment could harm the reputation and success of U.S. companies doing business abroad.
In Europe, the populist movement resulted in the Brexit vote, and other election results are signaling increasing populist demands and rises in nationalism, which could have a negative impact on economic policy and consequently pose a potential threat to the unity of the European Union.
Our business is dependent upon its international operations, particularly in Asia and Europe. During fiscal years 2018, 2017 and 2016, we generated 59.9%, 58.5% and 55.4%, respectively, of our net sales outside the U.S. In addition, we source the vast majority of our products from outside the U.S.

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
Our businesses are subject to risks generally associated with doing business abroad, such as foreign governmental regulation in the countries in which our manufacturing sources are located, primarily China. While we have not experienced any material issues with foreign governmental regulations that would impact our arrangements with our foreign manufacturing sources, we believe that this issue is of particular concern with regard to China due to the less mature nature of the Chinese market economy and the historical involvement of the Chinese government in the industry. If regulations were to render the conduct of business in a particular country undesirable or impracticable, or if our current foreign manufacturing sources were for any other reason to cease doing business with us, such a development could have a material adverse effect on our product sales and on our supply, manufacturing and distribution channels.
Our business is also subject to risks associated with U.S. and foreign legislation and regulations relating to imports, including quotas, duties, tariffs or taxes, and other charges or restrictions on imports, which could adversely affect our operations and our ability to import products at current or increased levels. We cannot predict whether additional U.S. and foreign customs quotas, duties (including antidumping or countervailing duties), tariffs, taxes or other charges or restrictions, requirements as to where raw materials must be purchased, additional workplace regulations or other restrictions on our imports will be imposed upon the importation of our products in the future or adversely modified, or what effect such actions would have on our costs of operations. For example, our products imported to the U.S. are subject to U.S. customs duties, and in the ordinary course of our business, we may from time to time be subject to claims by the U.S. Customs Service for duties and other charges. Factors that may influence the modification or imposition of these restrictions include the determination by the U.S. Trade Representative that a country has denied adequate intellectual property rights or fair and equitable market access to U.S. firms that rely on intellectual property, trade disputes between the U.S. and a country that leads to withdrawal of "most favored nation" status for that country and economic and political changes within a country that are viewed unfavorably by the U.S. government. Future quotas, duties or tariffs may have a material adverse effect on our business, financial condition and results of operations. Future trade agreements could also provide our competitors with an advantage over us, or increase our costs, either of which could have a material adverse effect on our business, financial condition and results of operations and financial condition. Substantially all of our import operations are subject to customs duties imposed by the governments where our production facilities are located on imported products, including raw materials.
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
Our CEO owns approximately 6.8% of our outstanding common stock.
Mr. Kosta Kartsotis owns approximately 6.8% of our common stock as of December 29, 2018. As a result, he is in a position to influence the outcome of elections of our directors, the adoption, amendment or repeal of our bylaws and any other actions requiring the vote or consent of our stockholders, and to otherwise influence our affairs.
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
Research analysts publish their own quarterly projections regarding our operating results. These projections may vary widely from one another and may not accurately predict the results we actually achieve. Our stock price may decline if we fail to meet securities research analysts' projections. Similarly, if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, our stock price or trading volume could decline. In 2018, the number of analysts covering our stock decreased from ten to six.
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
Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
Company facilities.    As of the end of fiscal year 2018, we owned or leased the following material facilities in connection with our U.S. and international operations:

Location	Use	Approximate Square Footage	Owned / Leased
Eggstätt, Germany	Office, warehouse and distribution	383,000	Owned
Grabenstätt, Germany	Office	92,000	Owned
Richardson, Texas	Corporate headquarters	536,000	Lease expiring in 2031
Dallas, Texas	Office, warehouse and distribution	518,000	Lease expiring in 2026
Hong Kong	Warehouse and distribution	205,000	Lease expiring in 2023
Garland, Texas	Warehouse	154,000	Lease expiring in 2022
Basel, Switzerland	Europe headquarters	140,000	Lease expiring in 2036
Shenzhen, China	Manufacturing	110,000	Lease expiring in 2021
Hong Kong	Asia headquarters	42,000	Lease expiring in 2022
New York, New York	General office and showroom	27,000	Lease expiring in 2027

We also lease certain other manufacturing and/or office, warehouse and/or distribution facilities in Burlingame, California; Chicago, Illinois; Los Angeles, California; Miami, Florida; Australia; Austria; Canada; China; Denmark; France; Germany; Hong Kong; India; Italy; Japan; Malaysia; Mexico; the Netherlands; New Zealand; Poland; Portugal; Singapore; South Africa; South Korea; Spain; Sweden; Switzerland; Taiwan; the United Kingdom and Vietnam.
Retail store facilities.    As of the end of fiscal year 2018, we had 486 lease agreements for retail space for the sale of our products. The leases, including renewal options, expire at various times from 2019 to 2029. The leases provide for minimum annual rentals and, in certain cases, for the payment of additional rent when sales exceed specified net sales amounts. We are also generally required to pay our pro rata share of common area maintenance costs, real estate taxes, insurance, maintenance expenses and utilities.
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
As of February 14, 2019, there were approximately 62 holders of record of our shares of common stock (including nominee holders such as banks and brokerage firms who hold shares for beneficial owners), although we believe that the number of beneficial owners is much higher.
Common Stock Performance Graph
The following performance graph compares the cumulative return of our shares of common stock over the preceding five year periods with that of the broad market Standard & Poor's 500 Stock Index ("S&P 500 Index") and the NASDAQ Retail Trades Group. Each index assumes $100 invested at December 31, 2013 and is calculated assuming quarterly reinvestment of dividends and quarterly weighting by market capitalization.
2018 COMPARATIVE TOTAL RETURNS
Fossil Group, Inc.,
NASDAQ Retail Trades and S&P 500 Index
(Performance Results through 12/31/2018)

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Fossil Group, Inc.	$100.00	$92.33	$30.48	$21.56	$6.48	$13.53
S&P 500 Index	$100.00	$111.39	$110.58	$121.13	$144.65	$135.63
NASDAQ Retail Trades	$100.00	$115.37	$128.95	$132.03	$164.62	$175.96
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In August 2010, our Board of Directors approved a common stock repurchase program pursuant to which up to $30 million could be used to repurchase outstanding shares of our common stock. The $30 million repurchase program has no termination date, and as of December 29, 2018, no shares had been repurchased under it. On November 10, 2014, the Company’s Board of Directors authorized a $1.0 billion share repurchase program, which expired December 31, 2018. As of January 1, 2019, the Company had $30.0 million of repurchase authorizations remaining under its repurchase program. However, under the Company's credit agreement, the Company is restricted from making open market repurchases of its common stock.

Common stock repurchases acquired from grantees in connection with income tax withholding obligations arising from vesting of restricted stock grants were 3,316 shares and 6,763 shares for fiscal years 2017 and 2016, respectively.
There were no shares of common stock repurchased during the fourth quarter of fiscal year 2018.

Item 6.    Selected Financial Data
The following information should be read in conjunction with our consolidated financial statements and notes thereto contained in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K (in thousands, except for per share data).

Fiscal Year	2018	2017	2016	2015	2014
Net sales	$2,541,488	$2,788,163	$3,042,371	$3,228,836	$3,509,691
Gross profit	1,340,137	1,358,839	1,578,186	1,753,467	2,001,172
Operating income (loss)	62,711	(424,276)	127,146	291,234	566,536
Net income (loss)	(938)	(473,559)	85,603	229,902	386,611
Net income (loss) attributable to Fossil Group, Inc.	(3,478)	(478,172)	78,868	220,637	376,707
Earnings (loss) per share:
Basic	(0.07)	(9.87)	1.64	4.52	7.12
Diluted	(0.07)	(9.87)	1.63	4.51	7.10
Weighted average common shares and common equivalent shares outstanding:
Basic	49,196	48,468	48,136	48,800	52,882
Diluted	49,196	48,468	48,323	48,924	53,080
Working capital	$652,766	$781,900	$932,705	$953,141	$1,008,264
Total assets	1,575,198	1,658,372	2,186,897	2,355,661	2,177,460
Total long-term liabilities	380,764	568,337	756,874	933,589	747,351
Stockholders' equity attributable to Fossil Group, Inc.	585,543	576,133	1,006,236	921,388	977,860
Return on average stockholders' equity attributable to Fossil Group, Inc.(1)	(0.6)%	(62.3)%	8.2%	24.7%	37.5%
_______________________________________________

(1)	Calculated by dividing net income (loss) attributable to Fossil Group, Inc. by five quarter average stockholders' equity attributable to Fossil Group, Inc.

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
Domestically, we sell our products through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, Company-owned retail and outlet stores, mass market stores, through our FOSSIL website and third party websites. Our wholesale customer base includes, among others, Amazon, Best Buy, Dillard's, JCPenney, Kohl's, Macy's, Neiman Marcus, Nordstrom, Saks Fifth Avenue, Target and Wal-Mart. In the U.S., our network of Company-owned stores included 63 retail stores located in premier retail sites and 113 outlet stores located in major outlet malls as of December 29, 2018. In addition, we offer an extensive collection of our FOSSIL brand products on our website, www.fossil.com, as well as proprietary and licensed watch and jewelry brands through other managed and affiliated websites.
Internationally, our products are sold to department stores, specialty retail stores, specialty watch and jewelry stores and through third party websites in approximately 150 countries worldwide through 23 Company-owned foreign sales subsidiaries and through a network of approximately 70 independent distributors. Internationally, our network of Company-owned stores included 181 retail stores and 127 outlet stores as of December 29, 2018. Our products are also sold through licensed and franchised FOSSIL retail stores, retail concessions operated by us and kiosks in certain international markets. In addition, we offer an extensive collection of our FOSSIL brand products on our websites in certain countries.
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
Effective for the fourth quarter of fiscal year 2018, we made changes to the presentation of reportable segments to reflect changes in the way our chief operating decision maker evaluates the performance of our operations, develops strategy, and allocates capital resources. Certain peripheral revenue generating activities related to our factories and intellectual property previously recorded within the Americas, Asia and Europe segments have been reclassified to Corporate. For comparison purposes, our historical segment disclosures have been recast to be consistent with the current presentation.
This discussion should be read in conjunction with our consolidated financial statements and the related notes included therewith.

Critical Accounting Policies and Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to product returns, bad debt, inventories, long-lived asset impairment, impairment of goodwill and trade names, income taxes, warranty costs and litigation liabilities. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Our estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies require the most significant estimates and judgments.
Product Returns.    We accept limited returns and may request that a customer return a product if we feel the customer has an excess of any style that we have identified as being a poor performer for that customer or geographic location. We monitor returns and maintain a provision for estimated returns based upon historical experience and any specific issues identified. While returns have historically been within our expectations and the provisions established, future return rates may differ from those experienced in the past. In the event that our products are performing poorly in the retail market and/or we experience product damages or defects at a rate significantly higher than our historical rate, the resulting returns could have an adverse impact on the operating results for the period or periods in which such returns occur. If our allowance for product returns were to change by 10%, the impact, excluding taxes, would have been an approximate $3.5 million change to net income (loss).
Inventories.    Inventories are stated at the lower of cost and net realizable value, including any applicable duty and freight charges. We account for estimated obsolescence or unmarketable inventory equal to the difference between the average cost of inventory and the estimated net realizable value based upon assumptions about future demand, market conditions and available liquidation channels. If actual future demand or market conditions are less favorable than those projected by management, or if liquidation channels are not readily available, additional inventory valuation reductions may be required. We assess our off-price sales on an ongoing basis and update our estimates accordingly. Revenue from sales of our products that are subject to inventory consignment agreements is recognized when title and risk of loss transfers, delivery has occurred and in an amount that reflects the consideration we expect to be entitled in exchange for the product.
Impairment of Goodwill and Trade Names.    In fiscal year 2017, we determined goodwill was fully impaired and recognized a pre-tax impairment charge in operations of $202.3 million, $114.3 million and $42.9 million in the Americas, Europe and Asia segments, respectively.
We evaluate indefinite-lived trade names by comparing the fair value of the asset to its recorded value annually as of the end of the fiscal year and whenever events or conditions indicate that the carrying value of the trade name may not be recoverable. The fair value of the asset is estimated using discounted cash flow methodologies. For fiscal year 2018, a discount rate of 12% and a royalty rate of 3% were used to estimate the SKAGEN trade name fair value. For fiscal year 2018, a discount rate of 11% and a royalty rate of 4.5% were used to estimate the MICHELE trade name fair value. The SKAGEN trade name represented approximately 66% of our total trade name balance at the end of fiscal year 2018, 71% at the end of fiscal year 2017 and 63% at the end of fiscal year 2016. The MICHELE trade name represented approximately 34% of our total trade name balances at the end of fiscal year 2018, 29% at the end of fiscal year 2017 and 21% at the end of fiscal year 2016. In fiscal year 2018, as a result of interim impairment testing, we recorded impairment charges of $6.2 million related to the SKAGEN trade name, and no impairment charges were recorded to the MICHELE trade name. In fiscal year 2017, we recorded impairment charges of $28.3 million and $7.6 million related to the SKAGEN and the MICHELE trade names, respectively. In fiscal year 2016, no impairment charges were recorded related to the SKAGEN or MICHELE trade names. As of December 29, 2018, the fair value of the SKAGEN trade name exceeded its carrying value by approximately 6%, and the fair value of the MICHELE trade name exceeded its carrying value by approximately 24%.
The MISFIT trade name was being amortized over its estimated useful life; however, during fiscal year 2017, the trade name was deemed not recoverable, resulting in an impairment charge of $11.8 million. The MISFIT trade name represented approximately 15% of our total trade name balance at the end of fiscal year 2016.
Due to the inherent uncertainties involved in making the estimates and assumptions used in the fair value analysis, actual results may differ, which could alter the fair value of the trade names and possibly cause impairment charges to occur in future periods.
Judgments and assumptions are inherent in our estimate of future cash flows used to determine the estimate of the reporting unit's fair value. The most significant assumptions associated with the fair value calculations include net sales growth rates and discount rates. If the actual future sales results do not meet the assumed growth rates, future impairments of trade names may be incurred.
Property, Plant and Equipment Impairment.    We test for asset impairment of property, plant and equipment assets whenever events or conditions indicate that the carrying value of an asset might not be recoverable based on expected undiscounted cash flows related to the asset. In evaluating long-lived assets for recoverability, we calculate fair value using our best estimate of future cash flows expected to result from the use of the asset and its eventual disposition. When undiscounted cash flows estimated to be generated through the operations of our Company-owned retail stores are less than the carrying value of the underlying assets, the assets are impaired. If it is determined that assets are impaired, an impairment loss is recognized for the amount that the asset's book value exceeds its fair value. Should actual results or market conditions differ from those anticipated, additional losses may be recorded. We recorded impairment losses in restructuring charges of approximately $1.7 million, $8.0 million and $13.5 million in fiscal years 2018, 2017 and 2016, respectively. We recorded impairment losses in selling, general, and administrative expenses of approximately $1.9 million, $1.3 million and $0.8 million in fiscal years 2018, 2017 and 2016, respectively. In fiscal year 2018, an increase of 100 basis points to the discount rate used in our impairment testing would not have resulted in additional impairment expense. A 10% decrease in future expected cash flows would have increased impairment expense by $0.3 million. We recorded non-impairment restructuring charges related to the write off of property, plant and equipment of approximately $0.6 million, $0.4 million and $1.5 million in fiscal years 2018, 2017 and 2016, respectively.
Income Taxes.    We record valuation allowances against our deferred tax assets, when necessary, in accordance with ASC 740, Income Taxes ("ASC 740"). Realization of deferred tax assets is dependent on future taxable earnings and is therefore uncertain. At least quarterly, we assess the likelihood that our deferred tax asset balance will be recovered from future taxable income. To the extent we believe that recovery is not likely, we establish a valuation allowance against our deferred tax asset, increasing our income tax expense in the period such determination is made. The valuation allowance for fiscal years 2018, 2017 and 2016 was $95.8 million, $78.3 million, and $19.4 million, respectively. In addition, in fiscal year 2018, we recorded a state deferred tax liability of $0.5 million on foreign earnings not considered to be indefinitely reinvested outside of the U.S.
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
The new Global Intangible Low-Taxed Income (“GILTI”) provisions of the Tax Cuts and Jobs Act (the "Tax Act") requiring the inclusion of certain foreign earnings in U.S. taxable income increased our effective tax rate in fiscal 2018 and could have an adverse impact in future years. Due to the complexity of these new tax rules, we are continuing to evaluate these provisions of the Tax Act as the Internal Revenue Service ("IRS") and the U.S. Treasury Department ("Treasury") issue guidance and regulations. The GILTI impact will be accounted for as incurred under the period cost method.
Accounting for the income tax effects of the Tax Act requires significant judgments and estimates in the interpretation and calculations of the provisions of the Tax Act. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements for fiscal year 2017 as permitted under Staff Accounting Bulletin No. 118, (“SAB 118”) Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which provides guidance on accounting for the Tax Act’s impact. Additional guidance was subsequently issued by Treasury and the IRS, particularly with regard to the one-time repatriation tax on deferred foreign earnings. During fiscal 2018, we completed our accounting for the tax effects of the Tax Act and made adjustments to the provisional amounts. In addition, our valuation allowance analysis is affected by various aspects of the Tax Act, including the new limitation on the deductibility of interest expense and the impact of the GILTI. Those adjustments materially impacted the provision for income taxes and the effective tax rate in fiscal 2018.
Warranty Costs.    Our watch products are covered by limited warranties against defects in materials or workmanship. Historically, our FOSSIL and RELIC watch products sold in the U.S. have been covered for warranty periods of 11 years and 12 years, respectively, and our SKAGEN branded watches have been covered by a lifetime warranty. Beginning in 2017, these brands are covered by a two year warranty. Generally, all other products, including leathers and jewelry, sold in the U.S. and internationally are covered by a comparable one to two year warranty. We determine our warranty liability using historical warranty repair experience. As changes occur in sales volumes and warranty costs, the warranty accrual is adjusted as necessary. Due to the nature of connected products, their warranty costs are usually more than traditional products. A shift in product mix from traditional to connected products generally results in an increase in warranty liabilities. The year-end warranty liability for fiscal years 2018, 2017 and 2016 was $22.8 million, $19.4 million and $15.4 million, respectively.
Results of Operations
Executive Summary
Our approach for fiscal 2018 was to plan our sales prudently, but operate all elements of our business with the goal of improving profitability. During fiscal year 2018, net sales decreased 9% (10% in constant currency) as compared to fiscal year 2017. The watch and accessory business is changing at a rapid pace around the globe, and we are on a multi-year journey to transform our Company. Consumer preferences and shopping patterns continue to shift. Product innovation, particularly in watches, has expanded the category overall, but has caused a move away from traditional product to connected watches. Marketing, product information and consumer research on watches and fashion accessories are shifting from our traditional brick and mortar channels to online sites. With our focus on profitability, we are exiting marginal businesses, closing underperforming store locations, and as previously announced, we have terminated certain licensing agreements. These exits and store closures had a negative impact on net sales year-over-year, reducing fiscal year 2018 net sales by approximately 490 basis points when compared to fiscal year 2017, while improving overall profitability. We also continued to make progress strengthening our overall financial position and our capital structure, as we improved the efficiency of our working capital, with particular focus on inventory productivity and turnover.
We have four overall objectives driving our strategies and initiatives. Our first and most important priority this past year was to improve our profitability and our financial condition. Due to structural changes in the watch and accessory categories, we recognized the need to be highly focused on our overall profitability, which meant, at times, exiting less profitable parts of our business, such as unprofitable stores, businesses and product lines. During fiscal year 2018 our sales decreased, but our actions drove dramatic improvements in profitability, as operating income, excluding non-cash intangible asset impairment charges and restructuring, increased significantly as compared to fiscal year 2017. Our New World Fossil ("NWF") initiatives continue to contribute significantly to our profit improvement efforts through a combination of pricing programs, direct and indirect sourcing efforts and organizational efficiency initiatives. Since we began the NWF program late in fiscal year 2016, we have been pleased with the Company's efforts and remain on track to achieve our NWF objectives.
Our second key objective was to continue to focus on innovation and design in the watch category. In traditional watches, we used bold color and designs as a way to capture the consumer’s attention. Our “black-out” approach for FOSSIL brand, strong color offerings for SKAGEN, and striking design statements in DIESEL drove improvements in sales trends and demonstrated the impact that newness can bring to the traditional category. In connected watches, our new Gen4 product with heart rate monitoring, GPS, and Google Pay sold at higher rates than Gen3 product in both direct and indirect channels. Our new FOSSIL sport offering generated strong sales on limited availability. This watch has the latest Qualcomm 3100 chip which has improved battery life and faster processing. Our connected product represented 20% of our total watch sales in 2018, with our America’s region reaching 22%. For FOSSIL brand, wearables were 28% of total brand watch sales for 2018, and exceeded 30% in our America’s region.
Our third key strategy was to invest in digital marketing and expand our efforts in e-commerce, particularly for our FOSSIL brand. We continue to focus our media mix on digital, investing in digital channels, including social media, digital media and paid search. We continue to enhance our consumer targeting and social content initiatives to further improve engagement while driving product sales through search, affiliates and re-targeting efforts. Social influencers remain a critical part of our marketing program and include celebrity influencers and brand ambassadors. As a result of our efforts and the success of these programs, unique visitors to our sites continue to increase, and our own e-commerce platforms continue to drive comparable sales growth. We will continue to generate strong brand moments online to build momentum and awareness.
Our fourth key initiative was the business model transformation work under our NWF initiatives. This is our ongoing comprehensive program to reinvent our Company to address changing consumer trends, drive efficiencies and speed throughout the organization, streamline the way we work, enhance our margins and ultimately drive significantly improved economics to the bottom line. We remain on track to achieve our NWF objective of $200 million in run rate savings by the end of 2019.
During fiscal year 2018, sales of FOSSIL branded products decreased 6% (7% in constant currency), as compared to fiscal year 2017, with declines across all product categories. FOSSIL brand watch sales decreased 4% (same in constant currency) during fiscal year 2018, driven mainly by the closure of underperforming stores and significant declines in the traditional wholesale business in Europe. Our connected business continued to gain traction, positively impacting the category growth rate by approximately 9% on a constant currency basis. Our FOSSIL brand performance benefited from our marketing efforts, store experience and celebrity influencer campaigns in our full price stores and our own e-commerce sites. Sales decreases in our outlet stores, driven by a reduction in promotional activity to increase profitability, drove the overall decrease in our total direct channel.

Our multi-brand global watch portfolio declined 8% (same in constant currency) during fiscal year 2018 compared to fiscal year 2017, as growth in connected watches was more than offset by continued traditional watch sales declines in our Americas and Europe wholesale channels. Fiscal year 2018 sales were also negatively impacted by the BURBERRY® and ADIDAS® licensed brand exits. Sales trends of our traditional watches remained soft during fiscal year 2018 in both the Americas and Europe, and we experienced some connected inventory delays during our important holiday season. Sales increases in ARMANI watches, driven by a strong performance in Asia, were offset by declines in most other brands. MICHAEL KORS watch sales decreased 5% (same in constant currency) with decreases in all segments. We continued to grow our connected watch business, delivering $395 million in sales, representing 19% of total watch sales for fiscal year 2018 and an increase of 32% over fiscal year 2017.
Global comparable retail sales, including our stores and our own e-commerce, declined 2% for fiscal year 2018 with sales declines across all product categories. Comparable sales decreases were driven by our outlet stores as a result of reduced promotional activity to increase profitability, partially offset by both strong sales growth in e-commerce and improved store conversion.
During fiscal year 2018, our gross profit margin rate increased 400 basis points to 52.7% compared to 48.7% in the prior fiscal year, driven in part by a favorable comparison against an inventory valuation reserve primarily for excess levels of connected products recorded in fiscal year 2017, lower promotional activity and markdowns and favorable product mix. Gross profit margin was also favorably impacted by approximately 80 basis points due to currency movements, as well as benefits from NWF driven by direct sourcing and design to value initiatives. Other income (expense) decreased unfavorably primarily due to net foreign currency losses during fiscal year 2018 as compared to net gains in fiscal year 2017. During fiscal year 2018, our financial performance resulted in a net loss of $0.07 per diluted share and included NWF restructuring charges of $0.75 per diluted share and non-cash intangible asset impairment charges of $0.10 per diluted share. During fiscal year 2017, our financial performance resulted in a loss of $9.87 per diluted share, including non-cash intangible asset impairment charges of $7.07 per diluted share, tax charges resulting from the Tax Act and valuation allowances of $2.20 per diluted share and restructuring charges of $0.65 per diluted share. Currencies, including both the translation impact on operating earnings and the impact of foreign currency hedging contracts, favorably impacted the earnings comparison for fiscal year 2018 by $0.09 per diluted share.
As we look at 2019, our focus and priorities will remain consistent with the past year; however, we will pivot appropriately to address the changing landscape. One priority that will not change is our focus on improving our profitability as well as strengthening our financial position to ensure the long-term success of the Company. Also, product innovation and differentiation are more important than ever, in both connected and traditional products. We will endeavor to maximize sales growth across multiple channels by adapting to the evolving shopping habits of our customers. While we are focused on driving sales through product innovation and sales channel optimization, we need to further transform our business model. Part of that transformation has already taken place in our connected watch business. During the fourth quarter of fiscal year 2018, we announced a strategic partnership with Citizen Watch Co., Ltd. ("Citizen") to grow and expand the hybrid smartwatch category, an innovative product in our connected watch portfolio. Under a licensing agreement, we provide Citizen with our proprietary hybrid technology for use in both their brands and third-party watch brands. In January 2019, we announced an agreement to transfer intellectual property related to smartwatch technology to Google. Both of these agreements are expected to drive innovation and reduce costs in our wearables business. We made significant progress on all fronts this year, but we continue to have further work ahead of us to address the structural changes in our categories and channels. We remain confident in our strategies and believe we have the talent, operating platform and balance sheet strength to achieve our goals.
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

Fiscal Year 2018 Compared to Fiscal Year 2017
Consolidated Net Sales.    Net sales decreased $246.7 million or 8.8% (9.6% in constant currency) for fiscal year 2018, as compared to fiscal year 2017. Global watch sales decreased $166.0 million or 7.5% (8.2% in constant currency), with increases in EMPORIO ARMANI and ARMANI EXCHANGE more than offset by declines in most other brands in our portfolio. Our jewelry category decreased $43.9 million or 20.7% (22.3% in constant currency), mostly as a result of a decrease in sales of MICHAEL KORS and FOSSIL branded products during fiscal year 2018 as compared to fiscal year 2017. Our leathers business decreased $36.1 million or 11.1% (11.9% in constant currency).
Net sales information by product category is summarized on a reported and constant currency basis as follows (dollars in millions):

	Fiscal Year
	2018		2017		Growth (Decline)
		Percentage of Total		Percentage of Total		Percentage as Reported	Percentage Constant Currency
	Amounts		Amounts		Dollars
Watches	$2,033.0	80.0%	$2,199.0	78.9%	$(166.0)	(7.5)%	(8.2)%
Leathers	289.4	11.4	325.5	11.7	(36.1)	(11.1)	(11.9)
Jewelry	167.8	6.6	211.7	7.6	(43.9)	(20.7)	(22.3)
Other	51.3	2.0	52.0	1.8	(0.7)	(1.3)	(2.9)
Total net sales	$2,541.5	100.0%	$2,788.2	100.0%	$(246.7)	(8.8)%	(9.6)%
The following table sets forth consolidated net sales by segment on a reported and constant currency basis (dollars in millions):

	Fiscal Year
	2018		2017		Growth (Decline)
		Percentage of Total		Percentage of Total		Percentage as Reported	Percentage Constant Currency
	Amounts		Amounts		Dollars
Americas	$1,174.5	46.2%	$1,314.4	47.1%	$(139.9)	(10.6)%	(10.5)%
Europe	856.3	33.7	971.8	34.9	(115.5)	(11.9)	(14.3)
Asia	505.5	19.9	496.4	17.8	9.1	1.8	1.7
Corporate	5.2	0.2	5.6	0.2	(0.4)	(7.1)	(7.1)
Total net sales	$2,541.5	100.0%	$2,788.2	100.0%	$(246.7)	(8.8)%	(9.6)%
Americas Net Sales. Americas net sales decreased $139.9 million or 10.6% (10.5% in constant currency), largely driven by decreases in watches. During fiscal year 2018, our multi-brand watch portfolio decreased $93.2 million or 9.0% (8.9% in constant currency), with declines across nearly all brands. The business exits of BURBERRY and ADIDAS, as well as store closures negatively impacted our watch performance. Within FOSSIL brand watches, connected watches nearly offset the declines in traditional watches. Our leathers category decreased $26.4 million or 13.3% (13.2% in constant currency), mainly driven by FOSSIL branded products and our jewelry business decreased $20.3 million or 28.8% (28.9% in constant currency), mostly driven by MICHAEL KORS branded product. Within the region, sales declined in the U.S. and Canada, while sales in Mexico increased. Comparable retail sales (including e-commerce) decreased slightly in the region, as negative comparable sales in our stores were mostly offset by strong positive comparable sales in our e-commerce business.

The following table sets forth product net sales for the Americas segment on a reported and constant currency basis by fiscal year (dollars in millions):

	Net Sales
	Fiscal Year		Growth (Decline)
				Percentage as Reported	Percentage Constant Currency
	2018	2017	Dollars
Watches	$936.9	$1,030.1	$(93.2)	(9.0)%	(8.9)%
Leathers	171.8	198.2	(26.4)	(13.3)	(13.2)
Jewelry	50.3	70.6	(20.3)	(28.8)	(28.9)
Other	15.5	15.5	—	—	0.6
Total	$1,174.5	$1,314.4	$(139.9)	(10.6)%	(10.5)%
Europe Net Sales. During fiscal year 2018, Europe net sales decreased $115.5 million or 11.9% (14.3% in constant currency). Across the Eurozone, sales were down moderately with the sharpest sales declines in the U.K., France and Germany. During fiscal year 2018, sales trends softened across all channels, reflective of the challenging macro-economic environment and general softness in the European markets. Our multi-brand watch portfolio decreased $85.4 million or 11.5% (13.8% in constant currency), with growth in connected watches partially offsetting declines in traditional watches on a constant currency basis. Within our watch portfolio, most brands declined with the most significant sales decreases in FOSSIL and SKAGEN brand watches. Our jewelry category decreased $22.6 million or 16.8% (19.4% in constant currency), and our leathers business decreased $8.1 million or 10.7% (13.8% in constant currency) in fiscal year 2018, as compared to fiscal year 2017. Comparable retail sales in the Europe segment (including e-commerce) decreased modestly, with decreases in all major product categories. Slight comparable retail sales increases in e-commerce and our outlets were more than offset by declines in our other store concepts.
The following table sets forth product net sales for the Europe segment on a reported and constant currency basis by fiscal year (dollars in millions):

	Net Sales
	Fiscal Year		Growth (Decline)
				Percentage as Reported	Percentage Constant Currency
	2018	2017	Dollars
Watches	$656.8	$742.2	$(85.4)	(11.5)%	(13.8)%
Leathers	67.3	75.4	(8.1)	(10.7)	(13.8)
Jewelry	111.6	134.2	(22.6)	(16.8)	(19.4)
Other	20.6	20.0	0.6	3.0	(0.5)
Total	$856.3	$971.8	$(115.5)	(11.9)%	(14.3)%
Asia Net Sales. In fiscal year 2018, Asia net sales increased $9.1 million or 1.8% (1.7% in constant currency). On a constant currency basis, sales growth in India and China more than offset decreases in most other markets, with the sharpest declines in Japan. Our watch category increased $12.2 million or 2.9% (2.9% in constant currency), with the growth led by EMPORIO ARMANI and FOSSIL watches. Our leathers products decreased $1.7 million or 3.3% (4.2% in constant currency), and our jewelry business decreased $0.9 million or 13.2% (14.7% in constant currency). Comparable retail sales (including e-commerce) in the Asia region decreased moderately, with similar decreases in all major product categories. Comparable store sales declines were partially offset by strong e-commerce sales increases.

The following table sets forth product net sales for the Asia segment on a reported and constant currency basis by fiscal year (dollars in millions):

	Net Sales
	Fiscal Year		Growth (Decline)
				Percentage as Reported	Percentage Constant Currency
	2018	2017	Dollars
Watches	$439.0	$426.8	$12.2	2.9%	2.9%
Leathers	50.3	52.0	(1.7)	(3.3)	(4.2)
Jewelry	5.9	6.8	(0.9)	(13.2)	(14.7)
Other	10.3	10.8	(0.5)	(4.6)	(5.6)
Total	$505.5	$496.4	$9.1	1.8%	1.7%
Stores. The following table sets forth the number of stores by concept for the fiscal years ended below:

	December 29, 2018				December 30, 2017
	Americas	Europe	Asia	Total	Americas	Europe	Asia	Total
Accessory stores	89	94	53	236	108	106	59	273
Outlets	126	74	40	240	136	74	46	256
Full priced multi-brand	—	5	3	8	—	8	7	15
Total stores	215	173	96	484	244	188	112	544
During fiscal year 2018, we opened seven new stores and closed 67 stores. During fiscal year 2019, we anticipate opening approximately 10 additional retail stores and closing approximately 30 stores globally, depending on lease negotiations.
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
Gross Profit. Gross profit of $1.3 billion in fiscal year 2018 decreased 1.4% compared to $1.4 billion in fiscal year 2017, mainly as a result of decreased sales and mostly offset by a higher gross margin rate. Gross profit margin increased 400 basis points to 52.7% in fiscal year 2018 compared to 48.7% in the prior fiscal year, driven in part by a favorable comparison against an inventory valuation reserve of approximately $40 million, primarily for excess levels of connected products recorded in fiscal year 2017, lower promotional activity and markdowns and favorable product mix. Gross profit margin was also favorably impacted by approximately 80 basis points due to currency movements, as well as benefits from NWF driven by direct sourcing and design to value initiatives.
Operating Expenses. For fiscal year 2018, total operating expenses decreased by $505.7 million and, as a percentage of net sales, decreased to 50.3%, compared to 64.0% in fiscal year 2017, largely due to decreased non-cash intangible impairment charges of $6.2 million in fiscal year 2018 compared to $407.1 million recorded in fiscal 2017. During fiscal year 2018, we incurred restructuring charges of $46.6 million under our NWF initiative compared to restructuring charges of $48.2 million in fiscal year 2017. During fiscal year 2018, excluding non-cash intangible impairment charges and restructuring, operating expenses decreased, primarily due to corporate and regional infrastructure reductions, lower store costs due to store closures and lower variable marketing expenses. The translation of foreign-denominated expenses during fiscal year 2018 increased operating expenses by approximately $13.7 million as a result of the weaker U.S. dollar. As a percentage of net sales, SG&A expenses increased to 48.2% in fiscal 2018, as compared to 47.6% in fiscal 2017 due to the lower sales base.
Consolidated Operating Income (Loss). Operating income (loss) increased to income of $62.7 million in fiscal year 2018, as compared to a loss of $424.3 million in the prior fiscal year, primarily driven by decreased non-cash intangible impairment charges of $6.2 million in fiscal year 2018 compared to $407.1 million in fiscal year 2017. Operating expenses in fiscal year 2017 included non-cash intangible impairment charges on our goodwill of $202.3 million, $114.3 million and $42.9 million in the Americas, Europe and Asia segments, respectively, and impairment charges on our trade names of $47.6 million in corporate, while fiscal year 2018 included trade name impairment charges of $6.2 million in corporate. Decreased sales were largely offset by an increased gross margin rate. As a percentage of net sales, operating margin improved to 2.5% in fiscal year 2018 as compared to (15.2)% in fiscal year 2017. Excluding non-cash intangible impairment charges and restructuring expenses, operating income improved $84.5 million for fiscal 2018 as compared to fiscal 2017.

Operating income (loss) by operating segment is summarized as follows (dollars in millions):

	Fiscal Year		Growth (Decline)		Operating Margin %
	2018	2017	Dollars	Percentage	2018	2017
Americas	$185.1	$(47.9)	$233.0	(486.4)%	15.8%	(3.6)%
Europe	129.6	32.9	96.7	293.9	15.1	3.4
Asia	87.5	(12.5)	100.0	(800.0)	17.3	(2.5)
Corporate	(339.5)	(396.8)	57.3	(14.4)	—
Total operating income (loss)	$62.7	$(424.3)	$487.0	(114.8)%	2.5%	(15.2)%
Interest Expense. Interest expense decreased by $0.7 million in fiscal year 2018, as a result of lower debt levels, partially offset by higher interest rates on our amended credit facility.
Other Income (Expense)—Net. During fiscal year 2018, other income (expense) - net was expense of $38,000 compared to income of $13.7 million in fiscal year 2017, primarily driven by net foreign currency losses in fiscal year 2018 compared to net foreign currency gains in fiscal year 2017 resulting from cash flow hedging and other transactional activities.
Provision for Income Taxes. Income tax expense for fiscal year 2018 was $21.1 million, resulting in an effective tax rate of 104.7%, compared to (4.4)% in fiscal year 2017. The 2018 effective rate was negatively impacted by the accrual of valuation allowances on U.S. and some foreign deferred tax assets and the inclusion of foreign income taxed in the U.S. which was partially offset by certain favorable permanent differences. The 2017 effective rate was negatively impacted by the accrual of a valuation allowance on U.S. net deferred tax assets as well as some foreign deferred tax assets, the non-deductibility of intangible asset impairments, and the impact of a one-time repatriation tax on deferred foreign earnings under the Tax Act.
Net Income (Loss) Attributable to Fossil Group, Inc. Fiscal year 2018 net income (loss) attributable to Fossil Group, Inc. was a loss of $0.07 per diluted share in comparison to a loss of $9.87 per diluted share in the prior fiscal year. Fiscal year 2018 included restructuring charges of $0.75 per diluted share and non-cash intangible asset impairment charges of $0.10 per diluted share. In comparison, fiscal year 2017 diluted earnings (loss) per share included non-cash intangible asset impairment charges of $7.07 per diluted share, tax charges resulting from the Tax Act and valuation allowances established on deferred tax assets of $2.20 per diluted share and restructuring charges of $0.65 per diluted share. Excluding the impacts from restructuring expenses, non-cash intangible asset impairment charges, and the Tax Act and valuation allowance, net income attributable to Fossil, Group, Inc. increased $0.73 per diluted share in fiscal year 2018 as compared to fiscal year 2017 largely due to the impacts from NWF benefits, a favorable comparison against an inventory valuation reserve of approximately $40 million, primarily for excess levels of connected products recorded in fiscal year 2017, and store closures. Fiscal year 2018 net income (loss) attributable to Fossil Group, Inc. was negatively impacted by lower sales which was partly offset by an increased gross margin rate. Currencies, including both the translation impact on operating earnings and the impact of foreign currency hedging contracts, favorably affected the year-over-year diluted earnings (loss) per share comparison by $0.09.
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

Net sales information by product category is summarized on a reported and constant currency basis as follows (dollars in millions):

	Fiscal Year
	2017		2016		Growth (Decline)
		Percentage of Total		Percentage of Total		Percentage as Reported	Percentage Constant Currency
	Amounts		Amounts		Dollars
Watches	$2,199.0	78.9%	$2,330.3	76.6%	$(131.3)	(5.6)%	(6.4)%
Leathers	325.5	11.7	393.8	12.9	(68.3)	(17.3)	(18.0)
Jewelry	211.7	7.6	251.4	8.3	(39.7)	(15.8)	(16.7)
Other	52.0	1.8	66.9	2.2	(14.9)	(22.3)	(22.6)
Total net sales	$2,788.2	100.0%	$3,042.4	100.0%	$(254.2)	(8.4)%	(9.1)%

The following table sets forth consolidated net sales by segment on a reported and constant currency basis (dollars in millions):

	Fiscal Year
	2017		2016		Growth (Decline)
						Percentage as Reported	Percentage Constant Currency
		Percentage of Total		Percentage of Total
	Amounts		Amounts		Dollars
Americas	$1,314.4	47.1%	$1,523.5	50.1%	$(209.1)	(13.7)%	(13.9)%
Europe	971.8	34.9	996.8	32.8	(25.0)	(2.5)	(4.4)
Asia	496.4	17.8	514.7	16.9	(18.3)	(3.6)	(4.1)
Corporate	5.6	0.2	7.4	0.2	(1.8)	(24.3)	(24.3)
Total net sales	$2,788.2	100.0%	$3,042.4	100.0%	$(254.2)	(8.4)%	(9.1)%
Americas Net Sales. During fiscal year 2017, the Americas segment was our most challenging. Americas net sales decreased $209.1 million or 13.7% (13.9% in constant currency), largely driven by watches. During fiscal year 2017, our multi-brand watch portfolio decreased $132.2 million or 11.4% (11.5% in constant currency), with declines across all brands. Continued softness in traditional watches was partially offset by increases in connected watches, with the strongest performances coming from FOSSIL and MICHAEL KORS connected watches. Our leathers category decreased $49.5 million or 20.0% (20.2% in constant currency), largely driven by FOSSIL branded product, and our jewelry business decreased $21.1 million or 23.0% (23.3% in constant currency), largely due to MISFIT branded product. Within the region, sales declined in the U.S. and Canada, while sales in Mexico were flat. Comparable retail sales (including e-commerce) decreased moderately in the region, as negative comparable sales in our stores were partially offset by positive comparable sales in our e-commerce business.
The following table sets forth product net sales for the Americas segment on a reported and constant currency basis by fiscal year (dollars in millions):

	Net Sales
	Fiscal Year		Growth (Decline)
				Percentage as Reported	Percentage Constant Currency
	2017	2016	Dollars
Watches	$1,030.1	$1,162.3	$(132.2)	(11.4)%	(11.5)%
Leathers	198.2	247.7	(49.5)	(20.0)	(20.2)
Jewelry	70.6	91.7	(21.1)	(23.0)	(23.3)
Other	15.5	21.8	(6.3)	(28.9)	(28.4)
Total	$1,314.4	$1,523.5	$(209.1)	(13.7)%	(13.9)%

Europe Net Sales. During fiscal year 2017, Europe net sales decreased $25.0 million or 2.5% (4.4% in constant currency). Across the Eurozone, sales were down modestly while distributor markets in Eastern Europe and the Middle East declined significantly. Our multi-brand watch portfolio increased $2.3 million or 0.3% (decreased 1.7% in constant currency), with growth in connected watches largely offsetting declines in traditional watches on a constant currency basis. Within our watch portfolio, ARMANI EXCHANGE, ARMANI and FOSSIL increased, while all other brands declined. Our jewelry category decreased $12.9 million or 8.8% (10.3% in constant currency), and our leathers business decreased $9.0 million or 10.7% (12.4% in constant currency) in fiscal year 2017, as compared to fiscal year 2016. Comparable retail sales in the Europe segment (including e-commerce) decreased modestly, with increases in the watch category more than offset by decreases in our other product categories. Strong e-commerce increases were more than offset by declines in our owned retail stores driven by both store closures and negative comparable retail sales.
The following table sets forth product net sales for the Europe segment on a reported and constant currency basis by fiscal year (dollars in millions):

	Net Sales
	Fiscal Year		Growth (Decline)
				Percentage as Reported	Percentage Constant Currency
	2017	2016	Dollars
Watches	$742.2	$739.9	$2.3	0.3%	(1.7)%
Leathers	75.4	84.4	(9.0)	(10.7)	(12.4)
Jewelry	134.2	147.1	(12.9)	(8.8)	(10.3)
Other	20.0	25.4	(5.4)	(21.3)	(21.3)
Total	$971.8	$996.8	$(25.0)	(2.5)%	(4.4)%

Asia Net Sales. In fiscal year 2017, Asia net sales decreased $18.3 million or 3.6% (4.1% in constant currency). On a constant currency basis, sales growth in India and China was more than offset by decreases in most other markets, with the sharpest declines in Japan and South Korea. Our watch category decreased $1.3 million or 0.3% (0.8% in constant currency), with increases in EMPORIO ARMANI, driven by both traditional and connected watches, and FOSSIL watches more than offset by decreases in most other brands. Our leathers products decreased $9.7 million or 15.7% (16.5% in constant currency), and our jewelry business decreased $5.8 million or 46.0% (45.2% in constant currency). Comparable retail sales (including e-commerce) in the Asia region decreased moderately, with declines in leathers and jewelry partially offset by increases in watches.
The following table sets forth product net sales for the Asia segment on a reported and constant currency basis by fiscal year (dollars in millions):

	Net Sales
	Fiscal Year		Growth (Decline)
				Percentage as Reported	Percentage Constant Currency
	2017	2016	Dollars
Watches	$426.8	$428.1	$(1.3)	(0.3)%	(0.8)%
Leathers	52.0	61.7	(9.7)	(15.7)	(16.5)
Jewelry	6.8	12.6	(5.8)	(46.0)	(45.2)
Other	10.8	12.3	(1.5)	(12.2)	(12.2)
Total	$496.4	$514.7	$(18.3)	(3.6)%	(4.1)%

Stores. The following table sets forth the number of stores by concept for the fiscal years ended below:

	December 30, 2017				December 31, 2016
	Americas	Europe	Asia	Total	Americas	Europe	Asia	Total
Full price	108	106	59	273	122	119	63	304
Outlets	136	74	46	256	143	73	45	261
Full priced multi-brand	—	8	7	15	—	8	12	20
Total stores	244	188	112	544	265	200	120	585
During fiscal year 2017, we opened eight new stores and closed 49 stores.

Gross Profit. Gross profit of $1.4 billion in fiscal year 2017 decreased 13.9% compared to $1.6 billion in fiscal year 2016, mainly as a result of decreased sales and a lower gross margin rate. Gross profit margin decreased 320 basis points to 48.7% in fiscal year 2017 compared to 51.9% in the prior fiscal year. The decrease in gross margin rate as compared to fiscal year 2016 was primarily driven by the impact of connected products due to both the increase in sales mix of connected products which carry relatively lower margins than traditional products, as well as additional product valuation charges. Our strategy in fiscal 2017 was to invest in margin to drive significant volume in wearables and leverage that volume to drive future cost efficiencies. During fiscal 2017, we nearly doubled our connected sales volumes and finished ahead of the initial cost goals that we set for ourselves in fiscal year 2017. However, we did not achieve the aggressive sales goals that we set for ourselves in this new category, resulting in carrying greater levels of connected product inventory. Consequently, having higher levels of connected inventory than planned and even deferring some receipts to fiscal year 2018 resulted in additional valuation charges of approximately $40 million to support our efforts to clear this inventory. The shift in sales mix towards connected product and the related valuation charges reduced our gross margin rate by 280 basis points. The gross margin rate was also negatively impacted by increased promotional activity in our outlets and e-commerce channels. Product cost benefits generated from our NWF supply chain initiatives partially offset these headwinds, and the currency impact for the year remained neutral.
Operating Expenses. For fiscal year 2017, total operating expenses increased by $332.1 million and, as a percentage of net sales, increased to 64.0%, compared to 47.7% in fiscal year 2016, primarily due to intangible impairment charges recorded in the second quarter of fiscal 2017. During the second quarter of fiscal year 2017, interim impairment tests were performed on goodwill and trade names due to the sustained declines in our market capitalization and sales trends, resulting in impairment expenses of $359.5 million for goodwill and $47.6 million for trade names. For additional information, refer to Note 1-Significant Accounting Policies in the consolidated financial statements. During fiscal year 2017, we incurred restructuring charges of $48.2 million under our NWF initiative compared to restructuring charges of $27.8 million in fiscal year 2016. During fiscal year 2017, SG&A expenses decreased, primarily due to corporate overhead reductions and cost reductions in our regional organizations across the globe, as well as a lower store base and reduced marketing expenses. The translation of foreign-denominated expenses during fiscal year 2017 increased operating expenses by approximately $8.1 million as a result of the weaker U.S. dollar. As a percentage of net sales, SG&A expenses increased to 47.6% in fiscal 2017, as compared to 46.8% in fiscal 2016.
Consolidated Operating Income (Loss). Operating income (loss) decreased to a loss of $424.3 million in fiscal year 2017, as compared to income of $127.1 million in the prior fiscal year, primarily driven by non-cash intangible impairment charges of $407.1 million and also by decreased sales and gross margin rate. As a percentage of net sales, operating margin decreased to (15.2)% in fiscal year 2017 as compared to 4.2% in fiscal year 2016. For fiscal year 2017, the positive currency impact on gross margin was offset by the negative currency impact on expenses, resulting in a neutral impact to operating income (loss). In fiscal year 2017, we continued to face retail pressure, most significantly in our traditional watch business in all segments. Additionally, the gross margin rate was negatively impacted by connected products, due to both lower connected margins as well as additional product valuation charges, and lower retail margins due to increased promotional activity in outlets and the e-commerce channel in all segments. Operating expenses increased significantly, primarily due to non-cash impairment charges on our goodwill of $202.3 million, $114.3 million and $42.9 million in the Americas, Europe and Asia segments, respectively, and impairment charges on our trade names of $47.6 million in corporate. Increased restructuring charges were more than offset by savings in our infrastructure, store costs and marketing expenses.
Operating income (loss) by operating segment is summarized as follows (dollars in millions):

	Fiscal Year		Growth (Decline)		Operating Margin %
	2017	2016	Dollars	Percentage	2017	2016
Americas	$(47.9)	$239.7	$(287.6)	(120.0)%	(3.6)%	15.7%
Europe	32.9	172.5	(139.6)	(80.9)	3.4	17.3
Asia	(12.5)	76.7	(89.2)	(116.3)	(2.5)	14.9
Corporate	(396.8)	(361.8)	(35.0)	9.7		—
Total operating income (loss)	$(424.3)	$127.1	$(551.4)	(433.8)%	(15.2)%	4.2%
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
Net Income (Loss) Attributable to Fossil Group, Inc. Fiscal year 2017 net income (loss) attributable to Fossil Group, Inc. was a loss of $9.87 per diluted share in comparison to net income of $1.63 per diluted share in the prior fiscal year. Diluted earnings (loss) per share included non-cash intangible asset impairment charges of $7.07 per diluted share, tax charges resulting from the Tax Act and valuation allowances established on deferred tax assets of $2.20 per diluted share and restructuring charges of $0.65 per diluted share. Fiscal year 2016 diluted earnings (loss) per share included restructuring charges of $0.37 per diluted share. Fiscal year 2017 net income (loss) attributable to Fossil Group, Inc. was also negatively impacted by lower sales and gross margin rate. Currencies, including both the translation impact on operating earnings and the impact of foreign currency hedging contracts, unfavorably affected the year-over-year diluted earnings (loss) per share comparison by $0.01.

Liquidity and Capital Resources
Our cash and cash equivalents balance at the end of fiscal year 2018 was $403.4 million, including $274.6 million held by foreign subsidiaries outside the U.S., in comparison to $231.2 million at the end of fiscal year 2017. Historically, our business operations have not required substantial cash during the first several months of our fiscal year. Generally, starting in the third quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our quarterly cash requirements are also impacted by strategic investments such as acquisitions, other capital expenditures, restructuring charges and debt repayments. We believe that cash flows from operations combined with existing cash on hand and amounts available under our credit facilities will be sufficient to fund our cash needs for the next twelve months.
For fiscal year 2018, we generated operating cash flow of $248.1 million. This operating cash flow combined with cash on hand was utilized to fund $46.5 million in net repayments on our credit facilities and $18.0 million in capital expenditures. Net losses of $0.9 million were offset by net non-cash items of $108.8 million and a net decrease in working capital items of $140.3 million driven mainly by inventory reduction initiatives. Non-cash items primarily consisted of depreciation, amortization and accretion charges of $67.6 million and stock-based compensation of $23.0 million.
Accounts receivable decreased by 10.6% to $328.0 million at the end of fiscal year 2018 compared to $367.0 million at the end of the prior fiscal year. Average days sales outstanding for our wholesale business for fiscal year 2018 decreased one day as compared to fiscal year 2017.
Inventory at the end of fiscal year 2018 was $377.6 million, representing a decrease of 34.2% from the prior fiscal year inventory balance of $573.8 million driven by our focus on reducing inventory to clear our previous generation connected products and other slow moving inventory.
At the end of fiscal year 2018, we had working capital of $652.8 million compared to working capital of $781.9 million at the end of the prior fiscal year. Additionally, at the end of fiscal year 2018, we had approximately $126.4 million of outstanding short-term borrowings and $269.8 million in long-term debt.
For the fiscal year ending December 28, 2019, we expect total capital expenditures to be approximately $30 million. Of this amount, we expect approximately 40% will be for strategic growth, including investments in omni-channel, global concessions and technology, approximately 35% will be for technology and facilities maintenance and approximately 25% will be for retail store expansion and renovation. Our capital expenditure budget and allocation of it to the foregoing investments are estimates and are subject to change. We believe that cash flows from operations combined with existing cash on hand and amounts available under our credit facilities will be sufficient to fund our working capital needs and planned capital expenditures for the next twelve months.
Debt Facilities
On January 29, 2018, we and certain of our foreign subsidiaries entered into a Second Amended and Restated Credit Agreement (the "Credit Agreement"). The Credit Agreement provides for (i) revolving credit loans in the amount of $325 million, subject to a borrowing base (as described below) (the "Revolving Credit Facility"), with an up to $45.0 million subfacility for letters of credit, and (ii) a term loan in the amount of $425 million (the "Term Loan Facility"). The Credit Agreement expires and is due and payable on December 31, 2020.
Availability under the Revolving Credit Facility and any letters of credit are subject to a borrowing base equal to, (a) with respect to Fossil Group, Inc., the sum of (i) 85% of eligible U.S. accounts receivable and 90% of net U.S. credit card receivables (less any dilution reserve), and (ii) the lesser of (A) 65% of the lower of cost or market value of eligible U.S. finished good inventory and (B) 85% of the appraised net orderly liquidation value of eligible U.S. finished goods inventory, minus (iii) the aggregate amount of reserves, if any, established by the Administrative Agent in good faith and in the exercise of reasonable business judgment from the perspective of a secured asset-based lender; and (b) with respect to each non-U.S. borrower, the sum of (i) 85% of eligible accounts receivable of the non-U.S. borrowers (less any dilution reserve) and (ii) the least of (A) 65% of the lower of cost or market value of eligible foreign finished goods inventory of the non-U.S. borrowers, (B) 85% of the appraised net orderly liquidation value of eligible foreign finished goods inventory of the non-U.S. borrowers, and (C) $185,000,000 minus (iii) the aggregate amount of reserves, if any, established by the Administrative Agent in good faith and in the exercise of reasonable business judgment from the perspective of a secured asset-based lender.

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

Amounts outstanding under the Revolving Credit Facility bear interest at (a) the LIBOR rate plus the applicable interest margin, (b) the daily LIBOR rate plus the applicable interest margin or (c) the base rate plus the applicable interest margin. The applicable interest margin varies from 4.00% to 5.00% for LIBOR rate loans and daily LIBOR rate loans and 1.50% to 3.00% for base rate loans and is based on our average daily excess availability under the revolving credit loans under the Credit Agreement for the most recently ended calendar quarter, which is an amount equal to (a) the lesser of (i) $325 million and (ii) the aggregate borrowing base minus (b) the amount of all outstanding borrowings and letter of credit obligations under the revolving credit facility under the Credit Agreement, for each day during the applicable period divided by the number of days in such period.
Amounts outstanding under the Term Loan Facility bear interest at a rate per annum equal to (a) the LIBOR rate plus 7%, increasing to the LIBOR rate plus 8% on January 29, 2019 and the LIBOR rate plus 9% on January 29, 2020 and thereafter or (b) the base rate plus 5.5%, increasing to the base rate plus 6.5% on January 29, 2019 and to the base rate plus 7.5% on January 29, 2020 and thereafter.
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
During fiscal year 2018, we had net borrowings of $400.0 million under the Term Loan at an average annual interest rate of 9.0%. Additionally, we had net payments of $445.0 million under the Revolving Credit Facility and revolving credit loans under the Prior Agreement during fiscal year 2018 at an average interest rate of 5.4%. As of December 29, 2018, we had $400.0 million outstanding under the Term Loan and no loans outstanding under the Revolving Credit Facility. As of December 29, 2018, we had unamortized debt issuance costs of $7.7 million, which reduce the corresponding debt liability. In addition, we had $2.7 million of outstanding standby letters of credit at December 29, 2018. Amounts available under the Revolving Credit Facility are reduced by any amounts outstanding under standby letters of credit. As of December 29, 2018, we had $322.3 million available for borrowing under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility were mainly used to fund normal operating expenses and capital expenditures. At December 29, 2018, we were in compliance with all debt covenants related to all our credit facilities.
On January 4, 2019, we made a $125.0 million payment on the Term Loan to repay the outstanding principal balance due on March 31, 2019 under the terms of the Credit Agreement.
On June 23, 2016, Fossil Accessories South Africa Pty Ltd, entered into a 20 million South African rand short-term note with First National Bank (the "Fossil South Africa Note") that is used for working capital purposes. The Fossil South Africa Note bears interest at the bank's prime rate, 10.25% as of year end 2018. The Fossil South Africa Note is reviewed annually for renewal. South African rand-based borrowings, in U.S. dollars, under the Fossil South Africa Note were approximately $0.4 million at the end of fiscal year 2018.
Contractual Obligations
The following table identifies our contractual obligations as of December 29, 2018 (in thousands):

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Debt obligations (1)	$400,400	$125,400	$275,000	$—	$—
Interest payments on debt (2)	50,004	29,169	20,835	—	—
Minimum royalty payments (3)	170,274	146,600	5,679	7,844	10,151
Capital lease obligations (4)	3,541	951	1,894	696	—
Operating lease obligations	646,762	135,025	189,898	135,638	186,201
Purchase obligations (5)	370,948	341,300	26,562	2,897	189
Uncertain tax positions (6)	17,922	17,922	—	—	—
Total contractual obligations (7) (8)	$1,659,851	$796,367	$519,868	$147,075	$196,541
____________________________________________

(1)	Consists of borrowings, excluding contractual interest payments and unamortized debt issuance costs of $7.7 million.

(2)	Consists of estimated interest payments under the Revolving Credit Facility.

(3)
Consists primarily of minimum royalty commitments under exclusive licenses to manufacture watches and jewelry under trademarks not owned by us. However, these minimum royalty commitments do not include amounts owed pursuant to various license and design service agreements under which we are obligated to pay the licensors a percentage of our net sales of these licensed products.

(4)	Payments shown include interest.

(5)	Consists primarily of open non-cancelable purchase orders.

(6)	Management has only included its current ASC 740 liability in the table above. Long-term amounts of $22.0 million have been excluded because the payment timing cannot be reasonably estimated.

(7)	Pension obligations of $10.3 million and deferred compensation liabilities of $3.9 million have been excluded because the payment timing cannot be reasonably estimated.

(8)	The contingent consideration liability of $2.2 million related to Fossil Accessories South Africa Pty. Ltd. has been excluded because the payment timing cannot be reasonably estimated.
Off Balance Sheet Arrangements
We are the guarantor for a 4.0 million Swiss franc credit facility agreement entered into by Swiss Technology Components Ltd. ("STC"), our equity method investee. We are obligated to pay up to 4.4 million Swiss francs in the event of default by STC.

There are no other off balance sheet arrangements other than those disclosed in Note 14—Commitments and Contingencies to our consolidated financial statements set forth in Part II, Item 8 of this Annual Report on Form 10-K.
Inflation
We do not believe that inflation has had a material effect on our results for fiscal years 2018, 2017 or 2016; however, our business could be affected by inflation in the future.

Selected Quarterly Consolidated Financial Data
The table below sets forth selected quarterly consolidated financial information. The information is derived from our unaudited consolidated financial statements and includes all normal and recurring adjustments that management considers necessary for a fair statement of results for such periods. The operating results for any quarter are not necessarily indicative of results for any future period. Certain line items presented in the tables below, when aggregated, may not agree with the corresponding line items on our consolidated statements of income (loss) and comprehensive income (loss) for fiscal years 2018 and 2017 due to rounding (in thousands, except percentage and per share data).

Fiscal Year 2018	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net sales	$569,156	$576,583	$608,827	$786,922
Gross profit	287,691	309,009	326,532	416,904
Net income (loss)	(47,505)	(7,237)	5,922	47,882
Net income attributable to noncontrolling interest	768	563	916	293
Net income (loss) attributable to Fossil Group, Inc.	$(48,273)	$(7,800)	$5,006	$47,589
Earnings (loss) per share:
Basic	$(0.99)	$(0.16)	$0.10	$0.96
Diluted	$(0.99)	$(0.16)	$0.10	$0.94
Gross profit as a percentage of net sales	50.5%	53.6%	53.6%	53.0%

Fiscal Year 2017	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net sales	$581,790	$596,846	$688,722	$920,805
Gross profit	289,519	301,347	319,893	448,080
Net income (loss)	(46,789)	(343,099)	(5,479)	(78,192)
Net income (loss) attributable to noncontrolling interest	1,397	1,613	(80)	1,683
Net income (loss) attributable to Fossil Group, Inc.	$(48,186)	$(344,712)	$(5,399)	$(79,875)
Earnings (loss) per share:
Basic	$(1.00)	$(7.11)	$(0.11)	$(1.65)
Diluted	$(1.00)	$(7.11)	$(0.11)	$(1.65)
Gross profit as a percentage of net sales	49.8%	50.5%	46.4%	48.7%
While the majority of our products are not seasonal in nature, a significant portion of our net sales and operating income is generally derived in the second half of the fiscal year. Our third and fourth quarters, which include the "back to school" and holiday seasons, have historically generated a significant portion of our annual operating income. Connected products appear to be more seasonal than traditional products which may further impact our operational performance in the third and fourth quarters as compared to the first half of the year. The amount of net sales and operating income generated during the first quarter is affected by the levels of inventory held by retailers at the end of the holiday season, as well as general economic conditions and other factors beyond our control. In general, lower levels of inventory held by retailers at the end of the holiday season may have a positive impact on our net sales and operating income in the first quarter of the following fiscal year as a result of higher levels of restocking orders placed by retailers.
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
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Rate Risk
As a multinational enterprise, we are exposed to changes in foreign currency exchange rates. Our most significant foreign currency risk relates to the euro and, to a lesser extent, the Canadian dollar, British pound, Japanese yen, Mexican peso and Australian dollar as compared to the U.S. dollar. Due to our vertical nature whereby a significant portion of goods are sourced from our owned entities, the foreign currency risks relate primarily to the necessary current settlement of intercompany inventory transactions. We employ a variety of operating practices to manage these market risks relative to foreign currency exchange rate changes and, where deemed appropriate, utilize forward contracts. These operating practices include, among others, our ability to convert foreign currency into U.S. dollars at spot rates and to maintain U.S. dollar pricing relative to sales of our products to certain distributors located outside the U.S. The use of forward contracts allows us to offset exposure to rate fluctuations because the gains or losses incurred on the derivative instruments will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. We use derivative instruments only for risk management purposes and do not use them for speculation or for trading. There were no significant changes in how we managed foreign currency transactional exposure in fiscal year 2018 and management does not anticipate any significant changes in such exposures or in the strategies we employ to manage such exposure in the near future.
The following table shows our outstanding forward contracts designated as cash flow hedges for intercompany inventory transactions (in millions) at December 29, 2018 and their expiration dates.

Functional Currency		Contract Currency
Type	Amount	Type	Amount	Expiring Through
Euro	143.3	U.S. dollar	172.4	June 2020
Canadian dollar	60.0	U.S. dollar	46.3	June 2020
British pound	21.6	U.S. dollar	28.7	June 2020
Japanese yen	2,183.0	U.S. dollar	20.2	June 2020
Mexican peso	396.6	U.S. dollar	19.8	September 2019
Australian dollar	10.9	U.S. dollar	7.8	September 2019
U.S. Dollar	26.1	Japanese Yen	2,835.0	June 2020
If we were to settle our euro, Canadian dollar, British pound, Japanese yen, Mexican peso, Australian dollar and U.S. dollar based forward contracts hedging intercompany inventory transactions as of December 29, 2018, the net result would have been a net gain of approximately $9.3 million, net of taxes. As of December 29, 2018, a 10% unfavorable change in the U.S. dollar strengthening against foreign currencies to which we have balance sheet transactional exposures would have decreased net pre-tax income by $14.3 million. The translation of the balance sheets of our foreign-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. As of December 29, 2018, a 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would have reduced consolidated stockholders' equity by approximately $49.2 million.
Interest Rate Risk
We are subject to interest rate volatility with regard to debt borrowings. Based on our variable-rate debt outstanding as of December 29, 2018, a 100 basis point increase in interest rates would increase annual interest expense by approximately $4.1 million.

Item 8.    Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Fossil Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fossil Group, Inc. and subsidiaries (the "Company") as of December 29, 2018 and December 30, 2017, and the related consolidated statements of income (loss) and comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 29, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2018 and December 30, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle
As discussed in Note 2 to the financial statements, the Company changed its method of accounting for revenue from contracts with customers in fiscal year 2018 due to adoption of the new revenue standard. The Company adopted the new revenue standard using a modified retrospective approach.
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
February 20, 2019

We have served as the Company's auditor since 1988.

FOSSIL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
IN THOUSANDS

	December 29, 2018	December 30, 2017
Assets
Current assets:
Cash and cash equivalents	$403,373	$231,244
Accounts receivable-net	328,022	367,013
Inventories	377,622	573,788
Prepaid expenses and other current assets	149,552	118,943
Total current assets	1,258,569	1,290,988
Property, plant and equipment-net	183,203	219,742
Intangible and other assets-net	133,426	147,642
Total long-term assets	316,629	367,384
Total assets	$1,575,198	$1,658,372
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$169,561	$204,981
Short-term and current portion of long-term debt	126,427	2,144
Accrued expenses:
Compensation	76,467	70,725
Royalties	30,582	39,874
Customer liabilities	71,252	27,946
Transaction taxes	32,438	36,547
Other	70,614	109,211
Income taxes payable	28,462	17,660
Total current liabilities	605,803	509,088
Long-term income taxes payable	28,110	47,093
Deferred income tax liabilities	2,439	1,096
Long-term debt	269,788	443,942
Other long-term liabilities	80,427	76,206
Total long-term liabilities	380,764	568,337
Commitments and contingencies (Note 14)
Stockholders' equity:
Common stock, 49,518 and 48,643 shares issued and outstanding at December 29, 2018 and December 30, 2017, respectively	495	486
Additional paid-in capital	268,113	242,263
Retained earnings	381,626	409,653
Accumulated other comprehensive income (loss)	(64,691)	(76,269)
Total Fossil Group, Inc. stockholders' equity	585,543	576,133
Noncontrolling interest	3,088	4,814
Total stockholders' equity	588,631	580,947
Total liabilities and stockholders' equity	$1,575,198	$1,658,372
See notes to the consolidated financial statements.

FOSSIL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
IN THOUSANDS, EXCEPT PER SHARE DATA

Fiscal Year	2018	2017	2016
Net sales	$2,541,488	$2,788,163	$3,042,371
Cost of sales	1,201,351	1,429,324	1,464,185
Gross profit	1,340,137	1,358,839	1,578,186
Operating expenses:
Selling, general and administrative expenses	1,224,584	1,327,816	1,423,262
Goodwill and trade name impairments	6,212	407,128	—
Restructuring charges	46,630	48,171	27,778
Total operating expenses	1,277,426	1,783,115	1,451,040
Operating income (loss)	62,711	(424,276)	127,146
Interest expense	42,503	43,214	26,894
Other income (expense) - net	(38)	13,736	14,056
Income (loss) before income taxes	20,170	(453,754)	114,308
Provision for income taxes	21,108	19,805	28,705
Net income (loss)	(938)	(473,559)	85,603
Less: Net income attributable to noncontrolling interest	2,540	4,613	6,735
Net income (loss) attributable to Fossil Group, Inc.	$(3,478)	$(478,172)	$78,868
Other comprehensive income (loss), net of taxes:
Currency translation adjustment	$(10,369)	$37,368	$(20,160)
Cash flow hedges - net change	20,673	(20,448)	2,929
Pension plan activity	3,267	2,235	2,313
Total other comprehensive income (loss)	13,571	19,155	(14,918)
Total comprehensive income (loss)	12,633	(454,404)	70,685
Less: Comprehensive income attributable to noncontrolling interest	2,540	4,613	6,735
Comprehensive income (loss) attributable to Fossil Group, Inc.	$10,093	$(459,017)	$63,950
Earnings (loss) per share:
Basic	$(0.07)	$(9.87)	$1.64
Diluted	$(0.07)	$(9.87)	$1.63
Weighted average common shares outstanding:
Basic	49,196	48,468	48,136
Diluted	49,196	48,468	48,323
See notes to the consolidated financial statements.

FOSSIL GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AMOUNTS IN THOUSANDS

	Common stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, January 2, 2016	48,125	$481	$187,456	$—	$813,957	$(80,506)	$921,388	$11,155	$932,543
Common stock issued upon exercise of stock options and stock appreciation rights	310	3	93	—	—	—	96	—	96
Tax benefit derived from stock-based compensation	—	—	(2,995)	—	—	—	(2,995)	—	(2,995)
Acquisition of common stock	—	—	247	(7,484)	—	—	(7,237)	—	(7,237)
Retirement of common stock	(166)	(1)	(2,483)	7,484	(5,000)	—	—	—	—
Stock-based compensation	—	—	31,034	—	—	—	31,034	—	31,034
Net income	—	—	—	—	78,868	—	78,868	6,735	85,603
Other comprehensive income (loss)	—	—	—	—	—	(14,918)	(14,918)	—	(14,918)
Distribution of noncontrolling interest earnings and other	—	—	—	—	—	—	—	(8,688)	(8,688)
Balance, December 31, 2016	48,269	$483	$213,352	$—	$887,825	$(95,424)	$1,006,236	$9,202	$1,015,438
Common stock issued upon exercise of stock options and stock appreciation rights	467	4	(4)	—	—	—	—	—	—
Acquisition of common stock	—	—	126	(1,344)	—	—	(1,218)	—	(1,218)
Retirement of common stock	(93)	(1)	(1,343)	1,344	—	—	—	—	—
Stock-based compensation	—	—	31,604	—	—	—	31,604	—	31,604
Net income (loss)	—	—	—	—	(478,172)	—	(478,172)	4,613	(473,559)
Other comprehensive income (loss)	—	—	—	—	—	19,155	19,155	—	19,155
Distribution of noncontrolling interest earnings and other	—	—	—	—	—	—	—	(4,022)	(4,022)
Purchase of noncontrolling interest shares	—	—	(1,472)	—	—	—	(1,472)	(4,979)	(6,451)
Balance, December 30, 2017	48,643	$486	$242,263	$—	$409,653	$(76,269)	$576,133	$4,814	$580,947
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	1,055	11	287	—	—	—	298	—	298
Acquisition of common stock	—	—	—	(2,856)	—	—	(2,856)	—	(2,856)
Retirement of common stock	(180)	(2)	(2,854)	2,856	—	—	—	—	—
Stock-based compensation	—	—	28,376	—	—	—	28,376	—	28,376
Net income (loss)	—	—	—	—	(3,478)	—	(3,478)	2,540	(938)
Other comprehensive income (loss)	—	—	—	—	—	13,571	13,571	—	13,571
Distribution of noncontrolling interest earnings and other	—	—	41	—	—	—	41	(4,266)	(4,225)
Adoption of Accounting Standards Update ("ASU") 2014-09	—	—	—	—	(26,542)	—	(26,542)	—	(26,542)
Adoption of ASU 2018-02	—	—	—	—	1,993	(1,993)	—	—	—
Balance, December 29, 2018	49,518	$495	$268,113	$—	$381,626	$(64,691)	$585,543	$3,088	$588,631

See notes to consolidated financial statements.

FOSSIL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
AMOUNTS IN THOUSANDS

Fiscal Year	2018	2017	2016
Operating Activities:
Net income (loss)	$(938)	$(473,559)	$85,603
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	67,584	80,973	94,592
Stock-based compensation	23,044	30,400	31,034
Decrease in allowance for returns and markdowns	(13,987)	(336)	(3,600)
Loss (gain) on disposal of assets	656	2,510	(9,851)
Fixed asset and other long-lived asset impairment losses	2,039	3,213	2,828
Goodwill and trade name impairment losses	6,212	407,128	—
Non-cash restructuring charges	6,252	10,684	15,745
Equity method investment losses	558	460	1,321
Increase (decrease) in allowance for doubtful accounts	8,921	7,140	(2,819)
Loss on extinguishment of debt	718	1,029	—
Debt issuance costs amortization	3,714	3,724	1,843
Deferred income taxes and other	6,435	(47,215)	(20,409)
Gain on business divestiture	—	(1,750)	(3,500)
Contingent consideration remeasurement	(3,381)	—	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	68,308	14,367	(12,900)
Inventories	153,445	6,829	64,827
Prepaid expenses and other current assets	(15,356)	13,509	26,098
Accounts payable	(38,365)	34,864	(43,020)
Accrued expenses	(13,477)	52,761	(20,116)
Income taxes	(14,243)	32,811	2,451
Net cash provided by operating activities	248,139	179,542	210,127
Investing Activities:
Additions to property, plant and equipment	(17,961)	(25,520)	(65,674)
Decrease (increase) in intangible and other assets	1,626	(1,639)	766
Proceeds from the sale of property, plant, equipment and other	717	548	44,908
Misfit escrow receipts	—	—	3,341
Net investment hedge settlement	—	—	752
Business divestiture	—	1,750	3,500
Net cash used in investing activities	(15,618)	(24,861)	(12,407)
Financing Activities:
Acquisition of common stock	(2,856)	(1,218)	(7,237)
Distribution of noncontrolling interest earnings and other	(4,224)	(4,022)	(8,688)
Debt borrowings	811,007	2,128,181	1,035,838
Debt payments	(857,474)	(2,318,246)	(1,207,205)
Payment for shares of Fossil, S.L.	—	—	(8,657)
Payment for shares of Fossil Accessories South Africa Pty. Ltd.	(1,947)	—	—
Other financing activities	(7,163)	(6,405)	(2,545)
Net cash used in financing activities	(62,657)	(201,710)	(198,494)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	9,364	(19,178)	8,817
Net increase (decrease) in cash and cash equivalents, and restricted cash	179,228	(66,207)	8,043
Cash and cash equivalents, and restricted cash:
Beginning of year	231,655	297,862	289,819
End of year	$410,883	$231,655	$297,862
See notes to the consolidated financial statements.

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Significant Accounting Policies
Consolidated Financial Statements include the accounts of Fossil Group, Inc., a Delaware corporation, and its subsidiaries (the "Company"). The Company is a leader in the design, development, marketing and distribution of contemporary, high quality fashion accessories on a global basis. The Company's products are sold primarily through department stores, specialty retailers, Company-owned retail stores and commercial websites worldwide. The Company reports on a fiscal year reflecting the retail-based calendar (containing 4-4-5 week calendar quarters). References to fiscal years 2018, 2017 and 2016 are for the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016, respectively. All intercompany balances and transactions are eliminated in consolidation.
Effective for the fourth quarter of fiscal year 2018, the Company made changes to the presentation of reportable segments to reflect changes in the way its chief operating decision maker evaluates the performance of its operations, develops strategy, and allocates capital resources. Certain peripheral revenue generating activities related to the Company's factories and intellectual property previously recorded within the Company's Americas, Asia and Europe segments have been reclassified to Corporate. The Company's historical segment disclosures have been recast to be consistent with its current presentation.
Use of Estimates is required in the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Management makes estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to product returns, inventories, long-lived assets and trade names, income taxes, warranty costs, hedge accounting and stock-based compensation. Management bases its estimates and judgments on historical experience and on various other factors that it believes are reasonable under the circumstances. Management estimates form the basis for making judgments about the carrying value of the assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions.

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
A significant portion of sales of the Company's products are supplied by manufacturers located outside of the U.S., primarily in Asia. While the Company is not dependent on any single manufacturer outside the U.S., the Company could be adversely affected by political or economic disruptions affecting the business or operations of third-party manufacturers located outside of the U.S. In fiscal year 2018, 49% of the Company's global watch production was assembled or procured through wholly or majority-owned factories.
The Company has entered into multi-year, worldwide exclusive license agreements for the manufacture, distribution and sale of products bearing the brand names of certain globally recognized fashion companies. Sales of the Company's licensed products amounted to 46.6%, 47.0% and 47.6% of the consolidated net sales for fiscal years 2018, 2017 and 2016, respectively, of which MICHAEL KORS® product sales accounted for 22.6% of the consolidated net sales for both fiscal year 2018 and 2017 and 22.7% for fiscal year 2016.
Cash Equivalents are considered all highly liquid investments with original maturities of three months or less.
Restricted Cash was comprised of long-term restricted cash balances of $7.5 million and $0.4 million as of December 29, 2018 and December 30, 2017, respectively, primarily for pledged collateral to secure bank guarantees for the purpose of obtaining retail space. This restricted cash is reported in intangible and other assets—net in the Company’s consolidated balance sheets as a component of long-term assets.
Accounts Receivable at the end of fiscal years 2018 and 2017 are stated net of doubtful accounts of approximately $14.0 million and $12.9 million, respectively.

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories are stated at the lower of cost and net realizable value, including any applicable duty and freight charges. Inventory held at consignment locations is included in the Company's finished goods inventory, and at the end of fiscal years 2018 and 2017, was $43.7 million and $54.5 million, respectively.
Investments in which the Company has significant influence over the investee are accounted for utilizing the equity method. If the Company does not have significant influence over the investee, the cost method is utilized. The Company's cost method investment was $0.5 million at the end of both fiscal years 2018 and 2017.
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
Property, plant and equipment are evaluated for impairment whenever events or conditions indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows related to the asset. Property, plant and equipment impairment losses of underperforming Company-owned retail stores of approximately $1.7 million, $8.0 million and $13.5 million were recorded in restructuring charges in fiscal years 2018, 2017 and 2016, respectively, and impairment losses of approximately $1.9 million, $1.3 million and $0.8 million were recorded in selling, general, and administrative ("SG&A") in fiscal years 2018, 2017 and 2016, respectively. Additionally, in fiscal years 2018, 2017 and 2016, the Company recorded non-impairment losses related to the disposal of property, plant and equipment of $0.6 million, $0.4 million and $1.5 million, respectively, included in restructuring charges in the Company’s consolidated statements of income (loss) and comprehensive income (loss).
Goodwill and Other Intangible Assets include the acquisition cost in excess of net assets acquired (goodwill), trademarks, trade names, developed technology, customer lists and patents. Trademarks, trade names with finite lives, developed technology, customer lists and patents are amortized using the straight-line method over their estimated useful lives, which are generally three to 20 years. Goodwill and other indefinite-lived intangible assets, such as indefinite-lived trade names, are evaluated for impairment annually as of the end of the fiscal year. Additionally, if events or conditions were to indicate an indefinite-lived intangible asset may not be recoverable, the Company would evaluate the asset for impairment at that time. Impairment testing compares the other intangible assets with its fair value. When the carrying amount of the intangible assets exceeds its fair value, an impairment charge is recorded.
The Company had three reporting units for which it evaluated goodwill for impairment. In fiscal year 2017, goodwill was deemed fully impaired and accordingly the Company recognized a pre-tax impairment charge in operations of $202.3 million, $114.3 million and $42.9 million in the Americas, Europe and Asia segments, respectively.
The fair values of the Company's indefinite-lived SKAGEN® and MICHELE® trade names were estimated using the relief from royalty method. During the second quarter of fiscal 2018, the SKAGEN trade name with a carrying amount of $27.3 million was written down to its implied fair value of $21.1 million, resulting in a pre-tax impairment charge of $6.2 million. A reduction in expected future cash flows negatively affected the valuation compared to previous valuation assumptions. Due to the inherent uncertainties involved in making the estimates and assumptions used in the fair value analysis, actual results may differ, which could alter the fair value of the trade names and possibly result in impairment charges in future periods. In fiscal year 2017, impairment charges of $28.3 million, $11.8 million and $7.6 million were recorded related to the SKAGEN, MISFIT® and MICHELE trade names, respectively. No impairment charges were recorded in fiscal year 2016.
Accrued Expenses includes liabilities relating to warranties, duty, deferred compensation, gift cards, foreign exchange forward contracts ("forward contracts"), deferred rent, and other accrued liabilities which are current in nature.
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

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

monthly exchange rates. Cumulative translation adjustments remain in accumulated other comprehensive income (loss) and are reclassified into earnings in the event the related foreign subsidiary is sold or liquidated.
Foreign Transaction Gains and Losses are those changes in exchange rates of currencies not considered the functional currency that affects cash flows and the related receivables or payables. The Company incurred net foreign currency transaction gains (losses), including gains and losses associated with the settlement of forward contracts, of approximately $(5.8) million, $7.8 million and $8.7 million for fiscal years 2018, 2017 and 2016, respectively. These net gains (losses) have been included in other income (expense)—net in the Company's consolidated statements of income (loss) and comprehensive income (loss).
Litigation Liabilities are estimated amounts for claims that are probable and can be reasonably estimated and are recorded in accrued expenses-other in the Company's consolidated balance sheets. The likelihood of a material change in these estimated liabilities would be dependent on new claims that may arise, changes in the circumstances used to estimate amounts for prior period claims and favorable or unfavorable final settlements of prior period claims. As additional information becomes available, the Company assesses the potential liability related to new claims and existing claims and revises estimates as appropriate. As new claims arise or circumstances change relative to prior claim assessments, revisions in estimates of the potential liability could materially impact the Company's consolidated results of operations and financial position.
Revenues from sales of the Company's products including those that are subject to inventory consignment agreements are recognized when control of the product is transferred to the customer and in an amount that reflects the consideration the Company expects to be entitled in exchange for the product. The Company accepts limited returns and may request that a customer return a product if the customer has an excess of any style that the Company has identified as being a poor performer for that customer or geographic location. The Company continually monitors returns and maintains a provision for estimated returns based upon historical experience and any specific issues identified. In fiscal year 2018, under ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), product returns are accounted for as reductions to revenue and cost of sales and increases to customer liabilities and other current assets to the extent the returned product is resalable. In fiscal year 2017, under prior accounting guidance, product returns were accounted for as reductions to revenue, cost of sales, accounts receivable and an increase in inventory to the extent the returned product is resalable. While returns have historically been within management's expectations and the provisions established, future return rates may differ from those experienced in the past. In the event that the Company's products are performing poorly in the retail market and/or it experiences product damages or defects at a rate significantly higher than the historical rate, the resulting returns could have an adverse impact on the operating results for the period or periods in which such returns occur. The Company recorded an estimated returns provision of approximately $67.1 million in accrued expenses and $75.2 million in accounts receivable-net as of the end of fiscal years 2018 and 2017, respectively. Taxes imposed by governmental authorities on the Company's revenue-producing activities with customers, such as sales taxes and value added taxes, are excluded from net sales. See Note 2—Revenue, for more information regarding the Company's revenue recognition policy.
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
Operating Expenses include SG&A, goodwill and trade name impairments and restructuring charges. SG&A expenses include selling and distribution expenses primarily consisting of sales and distribution labor costs, sales distribution center and warehouse facility costs, depreciation expense related to sales distribution and warehouse facilities, the four-wall operating costs of the Company's retail stores, point-of-sale expenses, advertising expenses and art, design and product development labor costs. SG&A also includes general and administrative expenses primarily consisting of administrative support labor and "back office" or support costs such as treasury, legal, information services, accounting, internal audit, human resources, executive management costs and costs associated with stock-based compensation. Restructuring charges include costs to reorganize, refine and optimize the Company’s infrastructure and store closures. See Note 20—Restructuring for additional information on the Company’s restructuring plan.
Advertising Costs for in-store and media advertising as well as co-op advertising, catalog costs, product displays, show/exhibit costs, advertising royalties related to the sales of licensed brands, internet costs associated with affiliation fees, printing, sample costs and promotional allowances are expensed as incurred within SG&A. Advertising costs were $181.0 million, $207.1 million and $238.4 million for fiscal years 2018, 2017 and 2016, respectively.

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Warranty Costs are included in SG&A. The Company records an estimate for future warranty costs based on historical repair costs and adjusts the liability as required. Warranty costs have historically been within the Company's expectations and the provisions established. If such costs were to substantially exceed estimates, this could have an adverse effect on the Company's operating results. See Note 5—Warranty Liabilities, for more information regarding warranties.
Research and Development Costs are incurred primarily through the Company's in-house engineering team and also through some outside consulting and labor and consist primarily of personnel-related expenses, tooling and prototype materials and overhead costs. The Company’s research and development ("R&D") expenses are related to designing and developing new products and features and improving existing products. The Company's R&D expenses are recorded in SG&A and were $38.2 million, $42.8 million and $38.6 million in fiscal years 2018, 2017 and 2016, respectively.

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
Other Comprehensive Income (Loss) which is reported in the consolidated statements of income (loss) and comprehensive income (loss) and consolidated statements of stockholders' equity, consists of net income and other gains and losses affecting equity that are excluded from net income. The components of other comprehensive income (loss) primarily consist of foreign currency translation gains and losses and net realized and unrealized gains and losses on the following: (i) derivatives designated as cash flow hedges and (ii) the Company's defined benefit plans.
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
The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS (in thousands except per share data):

Fiscal Year	2018	2017	2016
Numerator:
Net income (loss) attributable to Fossil Group, Inc.	$(3,478)	$(478,172)	$78,868
Denominator:
Basic EPS computation:
Basic weighted average common shares outstanding	49,196	48,468	48,136
Basic EPS	$(0.07)	$(9.87)	$1.64
Diluted EPS computation:
Basic weighted average common shares outstanding	49,196	48,468	48,136
Stock options, stock appreciation rights and restricted stock units	—	—	187
Diluted weighted average common shares outstanding	49,196	48,468	48,323
Diluted EPS	$(0.07)	$(9.87)	$1.63
Approximately 5.1 million and 4.6 million weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation in fiscal years 2018 and 2017, respectively, because they were antidilutive, including approximately 1.2 million weighted performance-based shares in both fiscal years.
Approximately 2.3 million weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation in fiscal year 2016 because they were antidilutive. Approximately 0.3 million weighted average performance-based shares were not included in the diluted EPS calculation in fiscal year 2016 as the performance targets were not met.
Income Taxes are provided for under the asset and liability method for temporary differences in assets and liabilities recognized for income tax and financial reporting purposes. Deferred tax assets are periodically assessed for the likelihood of whether they are more likely than not to be realized. Tax benefits associated with uncertain tax positions are recognized in the period in which one of the following conditions is satisfied: (i) the more likely than not recognition threshold is satisfied;

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(ii) the position is ultimately settled through negotiation or litigation; or (iii) the statute of limitations for the taxing authority to examine and challenge the position has expired. Tax benefits associated with an uncertain tax position are derecognized in the period in which the more likely than not recognition threshold is no longer satisfied.
The Global Intangible Low-Taxed Income (“GILTI”) provisions of the Tax Act requiring the inclusion of certain foreign earnings in U.S. taxable income first applied in fiscal year 2018. The GILTI tax was accounted for as incurred under the period cost method.
Accounting for the income tax effects of the Tax Act requires significant judgments and estimates in the interpretation and calculations of the provisions of the Tax Act. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company made reasonable estimates of the effects and recorded provisional amounts in its financial statements for fiscal year 2017 as permitted under Staff Accounting Bulletin No. 118, (“SAB 118”) Income Tax Accounting Implications of the Tax Cuts and Jobs Act. During 2018, the Company completed its accounting for the tax effects of the enactment of the Tax Act and made adjustments to the provisional amounts. In addition, the Company's valuation allowance analysis is affected by various aspects of the Tax Act, including the new limitation on the deductibility of interest expense and the impact of GILTI. Those adjustments may materially impact the provision for income taxes and the effective tax rate in the period in which the adjustments are made.
Recently Issued Accounting Standards
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
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"). ASU 2017-12 amends and simplifies hedge accounting guidance in order to enable entities to better portray the economics of their risk management activities. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those periods. Early adoption is permitted. The Company adopted ASU 2017-12 on the first day of fiscal year 2019. Adoption will result in a portion of hedge settlement activity being recognized in cost of sales.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification® (“ASU 2016-02”), which supersedes the existing guidance for lease accounting, Leases (Topic 840). In order to improve transparency and comparability between companies, ASU 2016-02 requires lessees to recognize leases on their balance sheets, and modifies accounting, presentation and disclosure for both lessors and lessees. The Company's leases primarily consist of retail space, offices, warehouses, distribution centers and vehicles. The Company has substantially completed its assessment of the standard as well as implementation of its leasing software, including data upload, and is continuing to finalize

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

its calculations, including validation procedures. The Company is continuing to establish new processes and internal controls required to comply with the new lease accounting and disclosure requirements set by the new standard.
ASU 2016-02 is effective for annual periods, and interim periods within those years, beginning after December 15, 2018. The Company is using the package of practical expedients that allows companies to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. The Company is making accounting policy elections to treat the lease and non-lease components of leases as a single lease component and to exempt leases with an initial term of twelve months or less from balance sheet recognition. Consequently, short-term leases will be expensed over the lease term. The Company is not electing to adopt the hindsight practical expedient and therefore will maintain the lease terms previously determined under ASC 840.
The Company is adopting ASU 2016-02 in the first quarter of fiscal year 2019 using the modified retrospective approach. As part of the adoption, the Company is assessing right-of-use assets for impairment. Although the Company is continuing to assess the potential impacts of ASU 2016-02, the Company expects to recognize a cumulative-effect adjustment to the opening balance of retained earnings upon adoption as a result of previous store impairment and a previous sale leaseback transaction, and the Company estimates recording right-of-use assets and lease liabilities in the range of $330 million to $430 million. The standard is not expected to have a significant impact on the Company's consolidated results of operations or cash flows.
Recently Adopted Accounting Standards
In May 2014, the FASB issued ASU 2014-09 and subsequently issued guidance that amended ASU 2014-09. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted ASU 2014-09 on December 31, 2017, the first day of fiscal 2018, using the modified retrospective approach. Under this method of adoption, guidance in ASU 2014-09 was applied to open contracts as of December 30, 2017, the end of fiscal 2017. The cumulative effect of initially applying the new revenue standard was a reduction to opening retained earnings, with the impact primarily related to the accelerated recognition of markdowns. Results from reporting periods beginning on December 31, 2017 are presented under ASU 2014-09, while prior period amounts are not adjusted. See Note 2—Revenue for additional disclosures about the Company’s revenue recognition policy and the impact of adoption.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"). ASU 2016-18 requires that a statement of cash flows explain the change during the period in total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 was effective for the Company beginning fiscal year 2018 and changed the presentation of the condensed consolidated statements of cash flows to now include restricted cash and cash equivalents as well as previously reported cash and cash equivalents in reconciling the period change. The Company adopted ASU 2016-18 using a retrospective transition method. The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of December 29, 2018, December 30, 2017 and December 31, 2016 that are presented in the condensed consolidated statement of cash flows (in thousands):

	December 29, 2018	December 30, 2017	December 31, 2016
Cash and cash equivalents	$403,373	$231,244	$297,330
Restricted cash included in prepaid expenses and other current assets	31	34	32
Restricted cash included in intangible and other assets-net	7,479	377	500
Cash, cash equivalents and restricted cash	$410,883	$231,655	$297,862
In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). The guidance allows reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the application of the U.S. Tax Cuts and Jobs Act. The guidance is effective for annual and interim reporting periods beginning after December 15, 2018 with early adoption permitted. The Company elected to early adopt this guidance during the fourth

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

quarter of fiscal year 2018, resulting in the reclassification of $2.0 million of stranded tax effects from accumulated other comprehensive income to retained earnings.
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
The following tables summarize the impact of adopting ASU 2014-09 on the Company's consolidated balance sheets as of December 29, 2018 and the Company's condensed consolidated statements of income (loss) and comprehensive income (loss) for fiscal year 2018 (in thousands):

	December 29, 2018
	As Reported	Without Adoption of ASU 2014-09	Impact of Adoption of ASU 2014-09
Assets
Accounts receivable	$328,022	$301,217	$26,805
Inventories	377,622	401,317	(23,695)
Prepaid expenses and other current assets	149,552	126,043	23,509
Liabilities
Accrued expenses:
Customer liabilities	$71,252	$25,780	$45,472

	December 29, 2018
	As Reported	Without Adoption of ASU 2014-09	Impact of Adoption of ASU 2014-09
Net sales	$2,541,488	$2,551,962	$(10,474)
Cost of sales	1,201,351	1,201,165	186
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
Disaggregation of Revenue. The Company's revenue disaggregated by major product category and timing of revenue recognition was as follows (in thousands):

	Fiscal Year 2018
	Americas	Europe	Asia	Corporate	Total
Product Type
Watches	$936,875	$656,948	$439,029	$169	$2,033,021
Leathers	171,808	67,264	50,313	—	289,385
Jewelry	50,266	111,603	5,906	—	167,775
Other	15,558	20,476	10,225	5,048	51,307
Consolidated	$1,174,507	$856,291	$505,473	$5,217	$2,541,488

Timing of Revenue Recognition
Revenue recognized at a point in time	$1,172,200	$855,219	$504,956	$4,477	$2,536,852
Revenue recognized over time	2,307	1,072	517	740	4,636
Consolidated	$1,174,507	$856,291	$505,473	$5,217	$2,541,488

Practical Expedients and Contract Balances. As of December 29, 2018, the Company had no material contract assets on the consolidated balance sheets and no deferred contract costs. The Company had contract liabilities of $21.8 million as of December 29, 2018 and no contract liabilities as of December 30, 2017 related to remaining performance obligations on licensing income, contract liabilities of $6.2 million and $4.6 million as of December 29, 2018 and December 30, 2017, respectively, primarily related to remaining performance obligations on wearable technology products and contract liabilities of $3.8 million and $7.2 million as of December 29, 2018 and December 30, 2017, respectively, related to gift cards issued. The Company has also elected to adopt the practical expedient related to shipping and handling fees which allows the Company to account for shipping and handling activities that occur after control of the related good transfers as fulfillment activities instead of assessing such activities as performance obligations.
3. Goodwill
Goodwill.    In fiscal year 2017, the Company determined goodwill was fully impaired. The changes in the carrying amount of goodwill were as follows (in thousands):

	Americas	Europe	Asia	Total
Balance at December 31, 2016	$202,187	$110,291	$42,785	$355,263
Foreign currency changes	162	3,983	85	4,230
Impairment charges	(202,349)	(114,274)	(42,870)	(359,493)
Balance at December 30, 2017	$—	$—	$—	$—
4. Inventories
Inventories consisted of the following (in thousands):

At Fiscal Year End	2018	2017
Components and parts	$28,183	$52,837
Work-in-process	9,458	15,983
Finished goods	339,981	504,968
Inventories	$377,622	$573,788
5. Warranty Liabilities
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

Fiscal Year	2018	2017	2016
Beginning balance	$19,405	$15,421	$13,669
Settlements in cash or kind	(15,197)	(15,177)	(9,616)
Warranties issued and adjustments to preexisting warranties(1)	18,599	19,161	11,368
Ending balance	$22,807	$19,405	$15,421
____________________________________________

(1)	Changes in cost estimates related to preexisting warranties are aggregated with accruals for new standard warranties issued and foreign currency changes.

6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

At Fiscal Year End	2018	2017
Prepaid royalties	$43,074	$19,353
Prepaid taxes and tax receivables	37,587	41,811
Other receivables	7,092	12,659
Forward contracts	9,232	2,291
Inventory returns	23,509	—
Prepaid rent	7,700	7,763
Property held for sale	1,135	12,273
Short term deposits	876	1,679
Other	19,347	21,114
Prepaid expenses and other current assets	$149,552	$118,943

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Property, Plant and Equipment
Property, plant and equipment—net consisted of the following (in thousands):

At Fiscal Year End	2018	2017
Land	$7,736	$5,725
Buildings	37,766	30,887
Machinery and equipment	39,583	41,221
Furniture and fixtures	102,141	111,641
Computer equipment and software	243,490	243,199
Leasehold improvements	198,703	214,485
Construction in progress	7,103	4,498
	636,522	651,656
Less accumulated depreciation and amortization	453,319	431,914
Property, plant and equipment-net	$183,203	$219,742

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Intangible and Other Assets
Intangible and other assets-net consisted of the following (in thousands):

		2018		2017
At Fiscal Year End	Useful Lives	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangibles-subject to amortization:
Trademarks	10 yrs.	$4,293	$3,859	$4,310	$3,676
Customer lists	5 - 10 yrs.	52,635	38,028	55,164	34,023
Patents	3 - 20 yrs.	2,310	2,154	2,325	2,132
Noncompete agreement	3 - 6 yrs.	—	—	2,553	2,243
Developed technology	7 yrs.	36,100	15,471	36,100	10,314
Other	7 - 20 yrs.	261	247	266	241
Total intangibles-subject to amortization		95,599	59,759	100,718	52,629
Intangibles-not subject to amortization:
Trade names		32,427		38,643
Other assets:
Key money deposits		25,084	23,261	27,196	23,845
Other deposits		17,818		19,269
Deferred compensation plan assets		4,442		4,806
Deferred tax asset-net		23,695		27,112
Restricted cash		7,479		377
Shop-in-shop		6,054	6,023	8,864	8,606
Tax receivable		7,060		478
Forward contracts		453		147
Investments		500		500
Other		1,858		4,612
Total other assets		94,443	29,284	93,361	32,451
Total intangible and other assets		$222,469	$89,043	$232,722	$85,080
Total intangible and other assets-net			$133,426		$147,642

Key money is the amount of funds paid to a landlord or tenant to acquire the rights of tenancy under a commercial property lease for a certain property and is amortized over the initial lease term. Key money represents the "right to lease" with an automatic right of renewal. This right can be subsequently sold by the Company or can be recovered should the landlord refuse to allow the automatic right of renewal to be exercised.
Amortization expense for intangible assets was approximately $11.9 million, $13.5 million and $15.0 million for fiscal years 2018, 2017 and 2016, respectively. Estimated aggregate future amortization expense by fiscal year for intangible assets is as follows (in thousands):

Fiscal Year	Amortization Expense
2019	$11,455
2020	10,933
2021	7,104
2022	6,247
2023	65

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
For a derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss), net of taxes and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, the Company's hedges resulted in no ineffectiveness in its consolidated statements of income (loss) and comprehensive income (loss), and there were no components excluded from the assessment of hedge effectiveness for fiscal years 2018, 2017 and 2016.
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
If the cash flow hedge relationship is terminated, the derivative's gains or losses that are recorded in accumulated other comprehensive income (loss) will be immediately recognized in earnings. During fiscal year 2017, the Company paid off its U.S.-based term loan which discontinued the interest rate swap cash flow hedge treatment resulting in a gain of $0.2 million being reclassified into other income (expense). There were no gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges for fiscal years 2018 and 2016.

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 29, 2018, the Company had the following outstanding forward contracts designated as cash flow hedges that were entered into to hedge the future payments of intercompany inventory transactions (in millions):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Euro	143.3	U.S. dollar	172.4
Canadian dollar	60.0	U.S. dollar	46.3
British pound	21.6	U.S. dollar	28.7
Japanese yen	2,183.0	U.S. dollar	20.2
Mexican peso	396.6	U.S. dollar	19.8
Australian dollar	10.9	U.S. dollar	7.8
U.S. dollar	26.1	Japanese Yen	2,835.0
Non-designated Hedges.    The Company also periodically enters into forward contracts to manage exchange rate risks associated with certain intercompany transactions and for which the Company does not elect hedge accounting treatment. As of December 29, 2018, the Company had non-designated forward contracts of approximately $1.2 million on 17.5 million rand, and as of December 30, 2017, the Company had non-designated forward contracts of approximately $2.9 million on 39.8 million rand associated with a South African rand-denominated foreign subsidiary. Changes in the fair value of derivatives not designated as hedging instruments are recognized in earnings when they occur.
The effective portion of gains and losses on cash flow hedges that were recognized in other comprehensive income (loss), net of taxes during fiscal years 2018, 2017 and 2016 are set forth below (in thousands):

Fiscal Year	2018	2017	2016
Cash flow hedges:
Forward contracts	$18,044	$(25,088)	$13,565
Interest rate swaps	—	278	(730)
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$18,044	$(24,810)	$12,835

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table illustrates the effective portion of gains and losses on derivative instruments recorded in other comprehensive income (loss), net of taxes during the term of the hedging relationship and reclassified into earnings, and gains and losses on derivatives not designated as hedging instruments recorded directly to earnings during fiscal years 2018, 2017 and 2016 (in thousands):

Derivative Instruments	Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	Effect of Derivative Instruments	Fiscal Year 2018	Fiscal Year 2017	Fiscal Year 2016
Forward contracts designated as cash flow hedging instruments	Other income (expense)-net	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$(2,629)	$(4,297)	$10,986
Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$244	$(652)	$(82)
Interest rate swap designated as a cash flow hedging instrument	Interest expense	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$—	$(260)	$(1,080)
Interest rate swap not designated as a cash flow hedging instrument	Other income (expense)-net	Total gain (loss) recognized in income	$67	$—	$—
Interest rate swap not designated as a cash flow hedging instrument	Other income (expense)-net	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$—	$195	$—
The following table discloses the fair value amounts for the Company's derivative instruments as separate asset and liability values, presents the fair value of derivative instruments on a gross basis, and identifies the line items in the consolidated balance sheets in which the fair value amounts for these categories of derivative instruments are included (in thousands):

	Asset Derivatives				Liability Derivatives
	December 29, 2018		December 30, 2017		December 29, 2018		December 30, 2017
	Consolidated Balance Sheets Location	Fair Value	Consolidated Balance Sheets Location	Fair Value	Consolidated Balance Sheets Location	Fair Value	Consolidated Balance Sheets Location	Fair Value
Forward contracts designated as cash flow hedging instruments	Prepaid expenses and other current assets	$9,217	Prepaid expenses and other current assets	$2,291	Accrued expenses-other	$660	Accrued expenses-other	$14,798
Forward contracts not designated as cash flow hedging instruments	Prepaid expenses and other current assets	15	Prepaid expenses and other current assets	—	Accrued expenses-other	—	Accrued expenses-other	362
Interest rate swap not designated as a cash flow hedging instrument	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	195	Accrued expenses-other	—	Accrued expenses-other	—
Forward contracts designated as cash flow hedging instruments	Intangible and other assets-net	453	Intangible and other assets-net	147	Other long-term liabilities	70	Other long-term liabilities	2,725
Total		$9,685		$2,633		$730		$17,885
At the end of fiscal year 2018, the Company had forward contracts designated as cash flow hedges with maturities extending through June 2020. As of December 29, 2018, an estimated net gain of $7.8 million is expected to be reclassified into earnings within the next twelve months at prevailing foreign currency exchange rates.

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
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 29, 2018 (in thousands):

	Fair Value at December 29, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Forward contracts	$—	$9,685	$—	$9,685
Deferred compensation plan assets:
Investment in publicly traded mutual funds	4,442	—	—	4,442
Total	$4,442	$9,685	$—	$14,127
Liabilities:
Contingent consideration	$—	$—	$2,174	$2,174
Forward contracts	—	730	—	730
Total	$—	$730	$2,174	$2,904
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 30, 2017 (in thousands):

	Fair Value at December 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Forward contracts	$—	$2,438	$—	$2,438
Deferred compensation plan assets:
Investment in publicly traded mutual funds	4,806	—	—	4,806
Interest rate swaps	—	195	—	195
Total	$4,806	$2,633	$—	$7,439
Liabilities:
Contingent consideration	$—	$—	$6,452	$6,452
Forward contracts	—	17,885	—	17,885
Total	$—	$17,885	$6,452	$24,337
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

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of the Company's debt approximated its carrying amount as of December 29, 2018. As of December 30, 2017, debt, excluding unamortized debt issuance costs and capital leases, was recorded at cost and had a carrying value of $445.9 million and a fair value of approximately $439.2 million. The fair value of debt was obtained using observable market inputs.
Property, plant and equipment—net with a carrying amount of $3.8 million related to retail store leasehold improvements and fixturing was written down to a fair value of $0.2 million and related key money in the amount of $0.2 million was deemed not recoverable, resulting in total impairment charges of $3.8 million for fiscal year 2018.
The fair values of assets related to Company-owned retail stores were determined using Level 3 inputs. Of the $3.8 million impairment expense, $1.8 million and $0.1 million were recorded in restructuring charges in the Europe and Americas segments, respectively and $1.6 million and $0.3 million were recorded in SG&A in the Americas and Europe segments, respectively.
In fiscal year 2017, property, plant and equipment—net with a carrying amount of $9.2 million related to retail store leasehold improvements and fixturing and related key money in the amount of $0.7 million was deemed not recoverable, resulting in total impairment charges of $9.9 million for fiscal year 2017.
The fair value of goodwill and trade names are measured on a non-recurring basis using Level 3 inputs, including forecasted cash flows, discounts rates and implied royalty rates. Trade name impairment charges are recorded in the Corporate cost area. See Note 1—Significant Accounting Policies for additional disclosures about goodwill and trade name impairment.
In fiscal year 2018, the SKAGEN trade name with a carrying amount of $27.3 million was written down to its implied fair value of $21.1 million, resulting in a pre-tax impairment charge of $6.2 million.
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
The fair value of the contingent consideration liability related to Fossil Accessories South Africa Pty. Ltd. (‘‘Fossil South Africa’’) was determined using Level 3 inputs. See Note 15—Stockholders' Equity for additional disclosures about the equity transaction. The contingent consideration is based on Fossil South Africa's projected earnings and dividends through fiscal year 2020 with the final payments expected the following year. Mainly driven by a decrease in Fossil South Africa's estimated future revenue for fiscal years 2019 and 2020, the Company recorded a favorable $3.4 million remeasurement adjustment to the contingent consideration liability in other income (expense)-net during fiscal year 2018. The fair value of the contingent consideration liability was measured using Level 3 inputs, including forecasted cash flows and a discount rate. The present value of the contingent consideration liability was valued at $2.2 million as of December 29, 2018.

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Debt
The Company's debt consisted of the following, excluding capital lease obligations, (in millions):

	December 29, 2018	December 30, 2017
U.S. revolving line of credit (1)	$—	$440.3
U.S. term loan(2)	392.3	—
Other international	0.4	0.9
Total debt	$392.7	$441.2
Less current portion	125.4	0.9
Long-term debt	$267.3	$440.3
___________________________________________

(1)	Net of debt issuance costs of $4.7 million at December 30, 2017

(2)	Net of debt issuance costs of $7.7 million at December 29, 2018

U.S.-Based. On January 29, 2018, the Company, as U.S. borrower, and certain of its foreign subsidiaries, as non-U.S. borrowers, entered into a Second Amended and Restated Credit Agreement (the "Credit Agreement"). The Credit Agreement provides for (i) revolving credit loans in the amount of $325 million, subject to a borrowing base (as described below), (the "Revolving Credit Facility"), with an up to $45.0 million subfacility for letters of credit, and (ii) a term loan made to the Company in the amount of $425 million (the "Term Loan Facility"). The Credit Agreement expires and is due and payable on December 31, 2020.
Availability under the Revolving Credit Facility and any letters of credit are subject to a borrowing base equal to, (a) with respect to Fossil Group Inc., the sum of (i) 85% of eligible U.S. accounts receivable and 90% of net U.S. credit card receivables (less any dilution reserve), and (ii) the lesser of (A) 65% of the lower of cost or market value of eligible U.S. finished good inventory and (B) 85% of the appraised net orderly liquidation value of eligible U.S. finished good inventory, minus (iii) the aggregate amount of reserves, if any, established by the Administrative Agent in good faith and in the exercise of reasonable business judgment from the perspective of a secured asset-based lender; and (b) with respect to each non-U.S. borrower, the sum of (i) 85% of eligible accounts receivable of the non-U.S. borrowers (less any dilution reserve) and (ii) the least of (A) 65% of the lower of cost or market value of eligible foreign finished goods inventory of the non-U.S. borrowers, (B) 85% of the appraised net orderly liquidation value of eligible foreign finished goods inventory of the non-U.S. borrowers, and (C) $185,000,000 minus (iii) the aggregate amount of reserves, if any, established by the Administrative Agent in good faith and in the exercise of reasonable business judgment from the perspective of a secured asset-based lender.

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

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Amounts outstanding under the Term Loan Facility bear interest at a rate per annum equal to (a) the LIBOR rate plus 7%, increasing to the LIBOR rate plus 8% on January 29, 2019 and the LIBOR rate plus 9% on January 29, 2020 and thereafter or (b) the base rate plus 5.5%, increasing to the base rate plus 6.5% on January 29, 2019 and to the base rate plus 7.5% on January 29, 2020 and thereafter.

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

Financial covenants governing the Credit Agreement require the Company to maintain (a) a minimum fixed charge coverage ratio measured quarterly on a rolling twelve-month basis of 1.15 to 1.00 if the Company’s quarter-end balances of cash and cash equivalents plus the excess availability under the Revolving Credit Facility is less than $200 million; (b) a maximum leverage ratio measured as of the last day of each fiscal quarter for the period of four fiscal quarters ending on such date of (i) 4.25 to 1.0 for the period ended December 29, 2018, (ii) 3.75 to 1.0 for each fiscal quarter ending during the period from December 30, 2018 through September 28, 2019, and (iii)  3.5 to 1.0 thereafter; (c) a minimum trailing twelve-month EBITDA tested quarterly of $110 million (beginning with the fiscal quarter ended December 29, 2018); (d) a minimum liquidity covenant of unrestricted cash and cash equivalents plus available and unused capacity under the Revolving Credit Facility equal to $160 million; and (e) maximum capital expenditures of $35 million per year. Additionally, the Company is restricted from making open market repurchases of its common stock.
During fiscal year 2018, the Company had net borrowings of $400.0 million under the Term Loan. The Company had net payments of $445.0 million under the Revolving Credit Facility during fiscal year 2018. Amounts available under the Revolving Credit Facility were reduced by any amounts outstanding under standby letters of credit. As of December 29, 2018, the Company had available borrowing capacity of approximately $322.3 million under the Revolving Credit Facility. The Company incurred approximately $33.5 million of interest expense under the Term Loan during fiscal year 2018. The Company incurred approximately $3.3 million of interest expense under the Revolving Credit Facility during fiscal year 2018. The Company incurred approximately $3.7 million of interest expense related to the amortization of debt issuance costs during fiscal year 2018.

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign-Based. On June 23, 2016, Fossil South Africa entered into a 20 million South African rand short-term note with First National Bank (the "Fossil South Africa Note") that is used for working capital purposes. The Fossil South Africa Note bears interest at the bank's prime rate, 10.25% as of year end 2018. The Fossil South Africa note is reviewed annually for renewal. South African rand-based borrowings, in U.S. dollars, under the Fossil South Africa Note were approximately $0.4 million as of December 29, 2018.
The Company's debt as of December 29, 2018, excluding capital lease obligations, matures as follows (in millions):

Less than 1 Year	$125.4
Year 2	275.0
Principal amounts repayable	400.4
Debt issuance costs	(7.7)
Total debt outstanding	$392.7
Capital Lease Obligations.    At the end of fiscal years 2018 and 2017, the Company had current capital lease obligations of $1.0 million and $1.2 million, respectively, and long-term capital lease obligations of $2.5 million and $3.6 million, respectively.
12. Other Income (Expense)—Net
Other income (expense)—net consisted of the following (in thousands):

Fiscal Year	2018	2017	2016
Interest income	$2,605	$4,729	$2,156
Contingent consideration remeasurement	3,381	—	—
Gain on interest rate swap	—	195	—
Equity in losses of unconsolidated investment	(558)	(460)	(1,321)
Extinguishment of debt	(718)	(1,029)	—
Gain on divestiture	—	1,750	3,500
Net currency (losses) gains	(5,820)	7,849	8,729
Other net gains	1,072	702	992
Other income (expense) - net	$(38)	$13,736	$14,056

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Taxes
Income Taxes.    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the consolidated deferred tax assets and liabilities were (in thousands):

Fiscal Year	2018	2017
Deferred income tax assets (liabilities):
Bad debt allowance	$1,974	$2,920
Returns allowance	4,935	3,662
Inventory	4,519	13,409
Warranty liabilities	3,317	2,656
Markdown allowance	2,800	—
Compensation	18,772	19,005
Accrued liabilities	5,903	9,881
Deferred rent	7,996	12,403
Deferred income	5,706	—
Unrealized exchange gains (losses)	637	5,553
State income tax and interest on tax contingencies	1,189	1,410
Fixed assets	(8,009)	(13,442)
Trade names and customer lists	1,703	(2,607)
Goodwill	17,957	19,982
Other intangibles	(4,562)	(5,985)
Undistributed earnings of certain foreign subsidiaries	(541)	(1,018)
Foreign accruals	8,528	8,501
Loss carryforwards	31,582	27,868
Tax credit carryforwards	512	—
Valuation allowance	(95,818)	(78,314)
Capitalized R&D	2,546	—
Interest disallowance	9,642	—
Other	(32)	132
Net deferred income tax assets	$21,256	$26,016
Total deferred income tax assets	$23,695	$27,112
Total deferred income tax liabilities	(2,439)	(1,096)
Net deferred income tax assets	$21,256	$26,016

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating Loss Carryforwards.    The balance sheet includes $31.6 million of deferred tax assets for net operating losses of foreign subsidiaries. Valuation allowances have been recorded to reflect the estimated amount of deferred tax assets that may not be realized on these losses. The amounts and the fiscal year of expiration of the loss carryforwards are (in thousands):

Expires 2019 through 2023	$31,763
Expires 2024 through 2028	27,816
Expires 2029 through 2033	136
Expires 2034 through 2038	58,975
Indefinite	16,402
Total loss carryforwards	$135,092
The following table identifies income (loss) before income taxes for the Company's U.S. and non-U.S. based operations for the fiscal years indicated (in thousands):

Fiscal Year	2018	2017	2016
U.S	$(102,810)	$(517,227)	$(72,249)
Non-U.S	122,980	63,473	186,557
Total	$20,170	$(453,754)	$114,308
The Company's provision for income taxes consisted of the following for the fiscal years indicated (in thousands):

Fiscal Year	2018	2017	2016
Current provision:
U.S. federal	$(14,386)	$30,817	$2,111
Non-U.S	35,854	40,423	53,880
State and local	(2,056)	(2,055)	(1,482)
Total current	19,412	69,185	54,509
Deferred provision (benefit):
U.S. federal	—	(45,990)	(20,216)
Non-U.S	1,696	(3,770)	(5,584)
State and local	—	380	(4)
Total deferred	1,696	(49,380)	(25,804)
Provision for income taxes	$21,108	$19,805	$28,705
The expected cash payments for current U.S. income tax expense for fiscal years 2018, 2017 and 2016 were reduced by approximately $2.8 million, $1.6 million and $3.3 million, respectively, as a result of tax deductions related to the exercise of non-qualified stock options and stock appreciation rights and the vesting of restricted stock and restricted stock units. The expected cash payments for current foreign tax expense for fiscal years 2018, 2017 and 2016 were reduced by $0.2 million, $0.1 million and $0.2 million, respectively, as a result of tax deductions related to the exercise of stock options and the vesting of restricted stock granted to foreign employees. Total deferred income tax expense of $(1.7) million, $49.4 million and $25.8 million for fiscal years 2018, 2017 and 2016, respectively, are included in deferred income taxes on the Company's consolidated statements of cash flows.

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the U.S. federal statutory income tax rates to the Company's effective tax rate is as follows:

Fiscal Year	2018	2017	2016
Tax at statutory rate	21.0%	35.0%	35.0%
Non-deductible expenses and other permanent differences	5.1	(0.6)	5.3
State, net of federal tax benefit	(3.8)	1.0	0.6
Foreign rate differential	(12.3)	3.7	(30.9)
Withholding taxes	16.3	—	—
GILTI Tax-net of foreign tax credits	11.8	—	—
U.S. tax on foreign income-net of foreign tax credits	6.4	(1.7)	5.0
Income tax contingencies	(5.0)	(0.1)	0.3
Valuation allowances	65.0	(12.5)	8.1
Repatriation tax - net impact	5.9	(7.4)	—
Deficiencies on employee stock awards	10.1	(0.9)	—
Non-deductible goodwill impairment	—	(15.2)	—
Tax Reform rate reduction impact on deferred tax assets	(15.8)	(6.2)	—
Return to provision true-up	—	—	1.7
Other	—	0.5	—
Provision for income taxes	104.7%	(4.4)%	25.1%
On December 22, 2017, the U.S. government enacted comprehensive tax legislation that significantly revised the Internal Revenue Code of 1986, including a corporate income tax rate reduction from 35% to 21%, under the Tax Cuts and Jobs Act (the “Tax Act”). The newly enacted federal income tax law contains significant changes in the taxation of foreign income earned by U.S. shareholders, specifically adding new rules related to low-taxed foreign earnings and allowing an exemption on foreign dividends paid after 2017. In anticipation of the tax exemption on foreign dividends, the law imposed a one-time repatriation tax on historical earnings generated offshore that have not been previously taxed in the U.S. Foreign earnings held in cash or liquid assets were taxed at 15.5%, and the remaining earnings were taxed at 8%.
Accounting for the income tax effects of the Tax Act requires significant judgments and estimates in the interpretation and calculations of the provisions of the Tax Act. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company made reasonable estimates of the effects and recorded provisional amounts in its financial statements for fiscal year 2017 as permitted under SAB 118. The Company collected the necessary data, and interpreted additional guidance issued by the U.S. Treasury Department and the Internal Revenue Service and completed its accounting for the tax effects of the Tax Act. In addition, the Company's valuation allowance analysis is affected by various aspects of the Tax Act, including the new limitation on the deductibility of interest expense and the impact of the GILTI. Those adjustments may materially impact the provision for income taxes and the effective tax rate in the period in which the adjustments are made.
The Company also accrued valuation allowances of $11.7 million on net U.S deferred tax assets and $5.8 million on net foreign deferred tax assets, including $4.3 million recorded directly to equity. The effective tax rate was also impacted by the U.S taxation of foreign earnings and non-deductible equity compensation costs.
The Company will not indefinitely reinvest $465.3 million of previously taxed but undistributed earnings of its foreign subsidiaries as of December 29, 2018. Since under the Tax Act there will be no additional federal income tax when these amounts are repatriated, and the foreign jurisdiction does not impose a withholding tax on dividends, the Company has only accrued U.S. state income taxes on these earnings. Deferred U.S. federal and state income taxes and foreign taxes are not recorded on the remaining $408.2 million of undistributed earnings of foreign subsidiaries where management plans to continue reinvesting these earnings outside the U.S. As the majority of these earnings have previously been taxed in the U.S., the distribution of the earnings considered indefinitely reinvested would generally be subject only to local country withholding and U.S. state income taxes when distributed, the amount of which is not material.

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The total amount of unrecognized tax benefits, excluding interest and penalties that would favorably impact the effective tax rate in future periods if recognized, was $33.5 million, $33.0 million and $20.6 million for fiscal years 2018, 2017 and 2016, respectively. The U.S. Internal Revenue Service has completed examinations of the Company's federal income tax returns through 2013. Fiscal years 2015-2017 remain open for federal income tax examination. The Company is also subject to examinations in various state and foreign jurisdictions for its 2011-2017 tax years, none of which the Company believes are significant, individually or in the aggregate. Tax audit outcomes and timing of tax audit settlements are subject to significant uncertainty.
The Company has classified uncertain tax positions as long-term income taxes payable unless such amounts are expected to be paid within twelve months from December 29, 2018. As of December 29, 2018, the Company had recorded $17.9 million of unrecognized tax benefits, excluding interest and penalties, for positions that could be settled or not assessed within the next twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes receivable/payable, respectively. The total amount of accrued income tax-related interest in the Company's consolidated balance sheets was $3.7 million and $2.8 million at December 29, 2018 and December 30, 2017, respectively. The total amount of accrued income tax-related penalties in the Company's consolidated balance sheets was $1.0 million and $1.3 million at December 29, 2018 and December 30, 2017, respectively. The Company accrued income tax-related interest expense of $0.8 million, $0.5 million and $0.1 million in fiscal years 2018, 2017 and 2016, respectively.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the fiscal years indicated (in thousands):

Fiscal Year	2018	2017	2016
Balance at beginning of year	$35,355	$23,399	$23,022
Gross increases—tax positions in prior years	7,183	2,104	918
Gross decreases—tax positions in prior years	(124)	(845)	(183)
Gross increases—tax positions in current year	576	13,444	974
Settlements	—	(81)	(181)
Lapse in statute of limitations	(2,980)	(2,706)	(1,106)
Change due to currency revaluation	(101)	40	(45)
Balance at end of year	$39,909	$35,355	$23,399
14. Commitments and Contingencies
License Agreements.    The Company has various license agreements to market watches and jewelry bearing certain trademarks or patents owned by third parties. In accordance with these agreements, the Company incurred royalty expense of approximately $173.0 million, $190.0 million and $206.1 million in fiscal years 2018, 2017 and 2016, respectively. These amounts are included in the Company's cost of sales or, if advertising-related, in SG&A. These license agreements have expiration dates between years 2019 and 2028 and require the Company to pay royalties ranging from 7% to 15% of defined net sales. The Company has future minimum royalty commitments through fiscal year 2028 under these license agreements as follows by fiscal year (in thousands):

Fiscal Year	Minimum Royalty Commitments
2019	$146,600
2020	3,324
2021	2,355
Thereafter	17,995
Total	$170,274
These minimum royalty commitments do not include amounts owed under these license agreements for obligations of the Company to pay the licensors a percentage of net sales of these licensed products.

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Leases.    The Company leases its retail and outlet store facilities as well as certain of its office and warehouse facilities and equipment under non-cancelable operating leases and capital leases. Most of the retail and outlet store leases provide for contingent rental payments based on operating results and require the payment of taxes, insurance and other costs applicable to the property. Generally, these leases include renewal options for various periods at stipulated rates. Total rent expense under these agreements was approximately $166.6 million, $171.6 million and $188.7 million for fiscal years 2018, 2017 and 2016, respectively. The Company's total rent expense included contingent rent expense of approximately $6.8 million, $8.2 million and $10.5 million for fiscal years 2018, 2017 and 2016, respectively. The Company includes capital leases as a component of short-term and current portion of long-term debt and long-term debt in the consolidated balance sheets. Future minimum rental commitments under non-cancelable leases, by fiscal year, are as follows (in thousands):

Fiscal Year	Operating Leases	Capital Leases
2019	$135,025	$951
2020	105,668	947
2021	84,230	947
2022	73,928	696
2023	61,710	—
Thereafter	186,201	—
	$646,762	$3,541
Less amounts representing interest		84
Capital lease obligations		$3,457
Purchase Obligations.    As of December 29, 2018, the Company had purchase obligations totaling $370.9 million that consisted primarily of open non-cancelable purchase orders.
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
The following table summarizes the changes in the Company's asset retirement obligations (in thousands):

Fiscal Year	2018	2017
Beginning asset retirement obligation	$13,086	$12,678
Liabilities incurred during the period	166	549
Liabilities settled during the period	(1,150)	(1,472)
Accretion expense	366	363
Currency translation	(606)	968
Ending asset retirement obligations	$11,862	$13,086
Litigation.    The Company is occasionally subject to litigation or other legal proceedings in the normal course of its business. The Company does not believe that the outcome of any currently pending legal matters, individually or collectively, will have a material effect on the business or financial condition of the Company.
15. Stockholders' Equity
Common and Preferred Stock.    The Company has 100,000,000 shares of common stock, par value $0.01 per share, authorized, with 49,517,817 and 48,642,703 shares issued and outstanding at fiscal year-end 2018 and 2017, respectively. The Company has 1,000,000 shares of preferred stock, par value $0.01 per share, authorized, with none issued or outstanding at fiscal year-end 2018 and 2017. Rights, preferences and other terms of preferred stock will be determined by the Board of Directors at the time of issuance.

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
During the period from December 2012 to the end of fiscal year 2018, the Company repurchased approximately $1.2 billion of its common stock, representing approximately 11.8 million shares. At December 29, 2018 and December 30, 2017, all treasury stock had been effectively retired. As of January 1, 2019, the Company had $30.0 million of repurchase authorizations remaining under its repurchase plan. However, under the Company's Credit Agreement, the Company is restricted from making open market repurchases of its common stock. See Note 11—Debt for additional disclosures about the Credit Agreement.
Noncontrolling Interest. The Company entered into an agreement to purchase the outstanding minority interest shares in Fossil South Africa, representing the entire noncontrolling interest in the subsidiary. The purchase price is based on variable payments through fiscal year 2020, the present value of which the Company has measured at $2.2 million as of December 29, 2018. The Company made payments of $1.9 million during fiscal year 2018 towards the purchase price. The transaction was accounted for as an equity transaction, and the Company’s ownership interest in Fossil South Africa increased to 100%. The Company recorded $1.0 million of the variable consideration in accrued expenses-other and $1.2 million in other long-term liabilities in the consolidated balance sheets at December 29, 2018.

16. Employee Benefit Plans
Deferred Compensation and Savings Plans.    The Company has a defined contribution savings plan (the "401(k) Plan") for substantially all U.S.-based full-time employees of the Company, which includes a Roth 401(k) option. The Company's common stock is one of several investment alternatives available under the 401(k) Plan. The Company has a discretionary match for the 401(k) Plan. After 90 days of service (minimum of 250 hours worked), the Company matched 50% of employee contributions up to 6% of their compensation during fiscal year 2018. Matching contributions made by the Company to the 401(k) Plan totaled approximately $2.8 million for fiscal year 2018 and $2.9 million for both fiscal years 2017 and 2016. The Company also has the right to make additional matching contributions not to exceed 15% of employee compensation. The Company did not make any additional matching contributions during fiscal years 2018, 2017 and 2016.
Under the Fossil Group, Inc. and Affiliates Deferred Compensation Plan (the "Deferred Plan") eligible participants may elect to defer up to 50% of their salary or up to 100% of any bonuses paid pursuant to the terms and conditions of the Deferred Plan. In addition, the Company may make employer contributions to participants under the Deferred Plan from time to time. The Company made no contributions to the Deferred Plan during fiscal years 2018, 2017 and 2016. In prior periods, the Company made payments pursuant to the Deferred Plan into a Rabbi Trust. The funds held in the Rabbi Trust are directed to certain investments available through life insurance products. The Company had assets of $4.4 million and $4.8 million related to the Company's invested balances recorded in intangible and other assets—net and liabilities of $3.9 million and $5.2 million related to the participants' invested balances recorded in accrued expenses—other, each on the Company's consolidated balance sheets at the end of fiscal years 2018 and 2017, respectively.
Stock-Based Compensation Plans.    The Company’s grants under its current stock-based compensation plans generally include: (i) stock options, restricted stock units, and performance restricted stock units for its international employees, (ii) restricted stock units for its nonemployee directors, and (iii) stock appreciation rights, performance stock appreciation rights, restricted stock, restricted stock units, and performance restricted stock units for its U.S.-based employees. As of December 29, 2018, the Company had approximately $30.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company's stock based compensation plans. This cost is expected to be recognized over a weighted-average period of approximately 1.3 years. All time-based or performance-based stock appreciation rights and restricted stock units are settled in shares of the Company's common stock with the exception of one employees' grants that were converted to cash settled awards.
Long-Term Incentive Plans.    An aggregate of 3,000,000 shares of the Company's common stock were reserved for issuance pursuant to the Company's 2016 Long-Term Incentive Plan ("2016 LTIP"), adopted in March 2016. Pursuant to the First Amendment to the Company’s 2016 Long-Term Incentive Plan, which was approved by our shareholders on May 23,

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2018, the number of shares of the Company’s common stock authorized for issuance under the Company’s 2016 Long-Term Incentive Plan, as amended (the “2016 Plan”), was increased from 3,000,000 to 10,288,468, such additional shares consisting of (i) 5,000,000 additional shares of common stock and (ii) up to 2,288,468 shares of common stock subject to awards under the Company’s 2008 Long-Term Incentive Plan (the “2008 Plan”) that were outstanding on March 31, 2018 and, on or after March 31, 2018, are forfeited, expire or are canceled.
Under the 2016 Plan, designated employees of the Company, including officers, certain contractors, and outside directors of the Company, are eligible to receive (i) stock options, (ii) stock appreciation rights, (iii) restricted or non-restricted stock awards, (iv) restricted stock units, (v) performance awards, (vi) cash awards, or (vii) any combination of the foregoing. The 2016 Plan is administered by the Compensation Committee of the Company's Board of Directors (the "Compensation Committee"). Each award issued under the 2016 Plan terminates at the time designated by the Compensation Committee, not to exceed ten years. The current outstanding stock options, stock appreciation rights, performance stock appreciation rights, restricted stock, restricted stock units and performance restricted stock units issued under the 2016 Plan predominantly have original vesting periods of three years. Time-based or performance-based stock appreciation rights and restricted stock units are predominately settled in shares of the Company's common stock. On the date of the Company’s annual stockholders meeting, each nonemployee director automatically receives restricted stock units with a fair market value of approximately $130,000, which vest 100% on the earlier of one year from the date of grant or the date of the Company's next annual stockholders meeting, provided such director is providing services to the Company or a subsidiary of the Company on that date. Notwithstanding the foregoing, the Company’s Board of Directors elected to take a one-time 25% reduction of such annual grant in 2018, and each nonemployee director thus received a grant on May 23, 2018 of restricted stock units with a fair market value of approximately $97,500.
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

Fiscal Year	2016
Risk-free interest rate	1.1%
Expected term (in years)	3.0
Expected volatility	38.8%
Expected dividend yield	—%
Estimated fair value per stock option/stock appreciation right granted	$11.25
The expected term of the stock options represents the estimated period of time until exercise and is based on historical experience of similar awards. Expected stock price volatility is based on the historical volatility of the Company’s common stock. The risk‑free interest rate is based on the implied yield available on U.S. Treasury securities with an equivalent remaining term.
The Company did not issue stock options, stock appreciation rights and performance stock appreciation rights in fiscal years 2018 and 2017.
The following table summarizes stock option, stock appreciation rights and performance stock appreciation rights activity:

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options and Stock Appreciation Rights	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	in thousands			in thousands
Outstanding at January 2, 2016	2,028	$52.80	8.7	$2,095
Granted	326	41.53
Exercised	(10)	26.93		186
Forfeited or expired	(57)	81.93
Outstanding at December 31, 2016	2,287	50.58	6.2	627
Granted	—	—
Exercised	(13)	13.65		35
Forfeited or expired	(97)	67.99
Outstanding at December 30, 2017	2,177	50.01	5.3	—
Granted	—	—
Exercised	(21)	14.46		37
Forfeited or expired	(226)	59.58
Outstanding at December 29, 2018	1,930	49.25	1.3	37
Exercisable at December 29, 2018	1,363	$54.12	1.5	$37
The aggregate intrinsic value in the table above is before income taxes and is based on the exercise price for outstanding and exercisable options/rights at December 29, 2018 and based on the fair market value of the Company's common stock on the exercise date for options/rights that were exercised during the fiscal year.
Stock Options, Stock Appreciation Rights and Performance Stock Appreciation Rights Outstanding and Exercisable.    The following tables summarize information with respect to stock options, stock appreciation rights and performance stock appreciation rights outstanding and exercisable at December 29, 2018:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Number of Shares	Weighted- Average Exercise Price
	in thousands			in thousands
$13.65 - $29.49	14	$13.65	0.2	14	$13.65
$36.73 - $70.12	40	38.40	1.1	40	38.40
$80.22 - $127.84	181	107.86	2.6	181	107.86
$128.29 - $131.46	6	130.80	3.1	6	130.80
Total	241	$91.29	2.2	241	$91.29

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Appreciation Rights Outstanding				Stock Appreciation Rights Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Number of Shares	Weighted- Average Exercise Price
	in thousands			in thousands
$13.65 - $29.49	48	$29.49	5.6	32	$29.49
$36.73 - $70.12	1,419	38.11	0.8	891	38.30
$80.22 - $127.84	156	93.85	3.4	156	93.85
$128.29 - $131.46	5	128.29	0.5	5	128.29
Total	1,628	$43.49	1.2	1,084	$46.47

Cash Stock Appreciation Rights Outstanding				Cash Stock Appreciation Rights Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Number of Shares	Weighted- Average Exercise Price
	in thousands			in thousands
$36.73 - $70.12	61	$36.73	0.2	38	$36.73
Total	61	$36.73	0.2	38	$36.73

Restricted Stock, Restricted Stock Units and Performance Restricted Stock Units.    The following table summarizes restricted stock, restricted stock unit and performance restricted stock unit activity:

Restricted Stock, Restricted Stock Units and Performance Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	in thousands
Nonvested at January 2, 2016	1,208	$53.87
Granted	588	27.94
Vested	(327)	64.51
Forfeited	(64)	56.29
Nonvested at December 31, 2016	1,405	$40.41
Granted	2,381	14.81
Vested	(479)	44.79
Forfeited	(326)	25.62
Nonvested at December 30, 2017	2,981	$20.84
Granted	1,456	14.35
Vested	(1,040)	25.21
Forfeited	(386)	19.87
Nonvested at December 29, 2018	3,011	$17.86
The total fair value of shares/units vested during fiscal years 2018, 2017 and 2016 was $16.6 million, $6.3 million and $12.3 million, respectively.
Other Retirement Plans. The Company maintains a defined benefit plan for its employees located in Switzerland. The plan is funded through payments to an insurance company. The payments are determined by periodic actuarial calculations. During fiscal years 2018, 2017 and 2016, the Company recorded pension expenses of $0.6 million, $1.8 million and $2.2

FOSSIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

million, respectively, related to this plan. The liability for the Company's defined benefit plan was $9.5 million and $12.5 million at the end of fiscal years 2018 and 2017, respectively. This liability is recorded in other long-term liabilities on the Company's consolidated balance sheets.
Under French law, the Company is required to maintain a defined benefit plan for its employees located in France, which is referred to as a "retirement indemnity." The amount of the retirement indemnity is based on the employee's last salary and duration of employment with the Company. The employee's right to receive the retirement indemnity is subject to the employee remaining with the Company until retirement. During fiscal years 2018, 2017 and 2016, the Company recorded pension gains (expenses) of $0.4 million, $0.7 million and $(0.2) million, respectively, for its retirement indemnity obligations. The liability for the Company's retirement indemnity was $0.8 million and $1.3 million at the end of fiscal years 2018 and 2017, respectively. This liability is recorded in other long-term liabilities on the Company's consolidated balance sheets.
17. Supplemental Cash Flow Information
The following table summarizes supplemental cash flow information (in thousands):

Fiscal Year	2018	2017	2016
Cash paid during the year for:
Interest	$38,855	$43,245	$26,867
Income taxes, net of refunds	$28,460	$36,571	$14,163
Supplemental disclosures of non-cash investing and financing activities:
Additions to property, plant and equipment included in accounts payable	$3,868	$2,300	$4,762
Additions to property, plant and equipment acquired under capital leases	$—	$—	$432

18. Supplemental Disclosure for Accumulated Other Comprehensive Income (Loss)
The following table illustrates changes in the balances of each component of accumulated other comprehensive income (loss), net of taxes (in thousands):

	December 29, 2018
		Cash Flow Hedges
	Currency Translation Adjustments	Forward Contracts	Pension Plan	Total
Beginning balance	$(64,499)	$(10,098)	$(1,672)	$(76,269)
Other comprehensive income (loss) before reclassifications	(10,369)	18,044	3,757	11,432
Tax (expense) benefit	—	—	(490)	(490)
Amounts reclassed from accumulated other comprehensive income (loss)	—	(4,283)	—	(4,283)
Tax (expense) benefit	—	1,654	—	1,654
Total other comprehensive income (loss)	(10,369)	20,673	3,267	13,571
Adoption of ASU 2018-02 (Note 1)	—	(1,993)	—	(1,993)
Ending balance	$(74,868)	$8,582	$1,595	$(64,691)

	December 30, 2017
		Cash Flow Hedges
	Currency Translation Adjustments	Forward Contracts	Interest Rate Swaps	Pension Plan	Total
Beginning balance	$(101,867)	$10,693	$(343)	$(3,907)	$(95,424)
Other comprehensive income (loss) before reclassifications	37,368	(34,873)	437	2,677	5,609
Tax (expense) benefit	—	9,785	(159)	(442)	9,184
Amounts reclassed from accumulated other comprehensive income (loss)	—	(1,076)	(214)	—	(1,290)
Tax (expense) benefit	—	(3,221)	149	—	(3,072)
Total other comprehensive income (loss)	37,368	(20,791)	343	2,235	19,155
Ending balance	$(64,499)	$(10,098)	$—	$(1,672)	$(76,269)

	December 31, 2016
		Cash Flow Hedges
	Currency Translation Adjustments	Forward Contracts	Interest Rate Swaps	Pension Plan	Total
Beginning balance	$(81,707)	$8,114	$(693)	$(6,220)	$(80,506)
Other comprehensive income (loss) before reclassifications	(19,773)	22,638	(1,149)	2,650	4,366
Tax (expense) benefit	(283)	(9,073)	419	(337)	(9,274)
Amounts reclassed from accumulated other comprehensive income (loss)	104	16,143	(1,699)	—	14,548
Tax (expense) benefit	—	(5,157)	619	—	(4,538)
Total other comprehensive income (loss)	(20,160)	2,579	350	2,313	(14,918)
Ending balance	$(101,867)	$10,693	$(343)	$(3,907)	$(95,424)

19. Major Customer, Segment and Geographic Information
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
The Company evaluates the performance of its reportable segments based on net sales and operating income (loss). Net sales for geographic segments are based on the location of the selling entity. Operating income (loss) for each segment includes net sales to third parties, related cost of sales and operating expenses directly attributable to the segment. Corporate includes peripheral revenue generating activities from factories and intellectual property and general corporate expenses, including certain administrative, legal, accounting, technology support costs, equity compensation costs, payroll costs attributable to executive management, brand management, product development, art, creative/product design, marketing, strategy, compliance and back office supply chain expenses that are not allocated to the various segments because they are managed at the corporate level internally. The Company does not include intercompany transfers between segments for management reporting purposes.
Due to changes in the Company’s reportable segments as discussed in Note 1 to the Consolidated Financial Statements, segment results for fiscal years 2017 and 2016 have been recast to present results on a comparable basis. These changes had no impact on the consolidated net sales or operating income. Summary information by operating segment was as follows (in thousands):

	Fiscal Year 2018
	Net Sales	Operating Income (Loss)	Depreciation and Amortization	Long-term Assets	Total Assets
Americas	$1,174,507	$185,094	$16,542	$61,914	$393,273
Europe	856,291	129,610	18,933	99,253	353,797
Asia	505,473	87,515	8,016	29,990	173,666
Corporate	5,217	(339,508)	23,588	125,472	654,462
Consolidated	$2,541,488	$62,711	$67,079	$316,629	$1,575,198

	Fiscal Year 2017
	Net Sales	Operating Income (Loss)	Depreciation and Amortization	Long-term Assets	Total Assets
Americas	$1,314,348	$(47,836)	$21,214	$81,444	$463,175
Europe	971,820	32,871	21,368	113,621	471,375
Asia	496,392	(12,490)	10,798	33,160	216,660
Corporate	5,603	(396,821)	28,197	139,159	507,162
Consolidated	$2,788,163	$(424,276)	$81,577	$367,384	$1,658,372

	Fiscal Year 2016
	Net Sales	Operating Income	Depreciation and Amortization	Long-term Assets	Total Assets
Americas	$1,523,534	$239,740	$22,612	$313,437	$741,082
Europe	996,790	172,505	22,505	237,801	534,413
Asia	514,717	76,749	12,676	81,434	237,695
Corporate	7,330	(361,848)	33,704	206,935	673,707
Consolidated	$3,042,371	$127,146	$91,497	$839,607	$2,186,897
The following table shows revenue for each class of similar products for fiscal years 2018, 2017 and 2016 (in thousands):

	Fiscal Year 2018		Fiscal Year 2017		Fiscal Year 2016
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches	$2,033,021	80.0%	$2,199,031	78.9%	$2,330,275	76.6%
Leathers	289,385	11.4	325,502	11.7	393,761	12.9
Jewelry	167,775	6.6	211,694	7.6	251,391	8.3
Other	51,307	2.0	51,936	1.8	66,944	2.2
Total	$2,541,488	100.0%	$2,788,163	100.0%	$3,042,371	100.0%

Geographic Information
Net sales and long-lived assets related to the Company's operations in the U.S., Europe, Asia and all other international markets were as follows (in thousands):

	Fiscal Year 2018
	Net Sales (1)		Long-term Assets
United States	$1,017,919		$159,062
Europe	857,972	(2)	111,964
Asia	507,523		36,945
All other international	158,074		8,658
Consolidated	$2,541,488		$316,629

	Fiscal Year 2017
	Net Sales (1)		Long-term Assets
United States	$1,157,568		$189,209
Europe	974,198	(2)	127,344
Asia	497,816		40,874
All other international	158,581		9,957
Consolidated	$2,788,163		$367,384

	Fiscal Year 2016
	Net Sales (1)		Long-term Assets
United States	$1,355,586		$470,358
Europe	1,002,077	(2)	260,277
Asia	515,383		93,111
All other international	169,325		15,861
Consolidated	$3,042,371		$839,607
_______________________________________________________________________________

(1)	Net sales are based on the location of the selling entity.

(2)
Net sales from Germany accounted for more than 10% of the Company's consolidated net sales and were approximately $359.9 million, $406.2 million and $467.7 million in fiscal years 2018, 2017 and 2016, respectively.

20. Restructuring
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
Of the total estimated $150 million restructuring charges, approximately $46.6 million, $48.2 million and $27.8 million were recorded during fiscal year 2018, 2017 and 2016, respectively.

The following tables show a rollforward of the liabilities incurred under the Company's restructuring plans (in thousands):

	Fiscal Year 2018
	Liabilities		Cash payments	Non-cash items	Liabilities
	December 30, 2017	Charges			December 29, 2018
Store closures	$2,973	$14,906	$14,141	$920	$2,818
Professional services	185	12,439	10,426	—	2,198
Severance and employee-related benefits	1,317	19,285	12,259	5,332	3,011
Total	$4,475	$46,630	$36,826	$6,252	$8,027

	Fiscal Year 2017
	Liabilities		Cash payments	Non-cash items	Liabilities
	December 31, 2016	Charges			December 30, 2017
Store closures	$4,546	$13,045	$6,636	$7,982	$2,973
Professional services and other	794	3,507	2,618	1,498	185
Severance and employee-related benefits	—	31,619	29,098	1,204	1,317
Total	$5,340	$48,171	$38,352	$10,684	$4,475

	Fiscal Year 2016
	Liabilities		Cash payments	Non-cash items	Liabilities
	January 2, 2016	Charges			December 31, 2016
Store closures	$—	$22,247	$3,430	$14,271	$4,546
Professional services	—	4,057	3,263	—	794
Supply chain relocation	—	1,474	—	1,474	—
Total	$—	$27,778	$6,693	$15,745	$5,340
Restructuring charges by operating segment were as follows by fiscal year (in thousands):

	2018	2017	2016
Americas	$17,197	$12,964	$19,745
Europe	10,116	12,606	1,888
Asia	2,946	9,894	746
Corporate	16,371	12,707	5,399
Consolidated	$46,630	$48,171	$27,778

21. Subsequent Events

Subsequent to the balance sheet date, on January 4, 2019, the Company made a $125.0 million payment on the Term Loan to repay the outstanding principal balance due on March 31, 2019 under the terms of the Credit Agreement.
Also, subsequent to the balance sheet date, the Company sold intellectual property ("IP") related to a smartwatch technology under development by the Company to Google, Inc. for a cash purchase price of $40.0 million.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation of the effectiveness of our "disclosure controls and procedures" ("Disclosure Controls"), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 29, 2018, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our CEO and CFO. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective at the reasonable assurance level as of December 29, 2018.
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
Management, including our CEO and our CFO, assessed the effectiveness of the Company's internal control over financial reporting as of December 29, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 29, 2018.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company's internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 29, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Fossil Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Fossil Group, Inc. and subsidiaries (the “Company”) as of December 29, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 29, 2018, of the Company and our report dated February 20, 2019, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.

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
February 20, 2019

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

February 20, 2019	FOSSIL GROUP, INC.
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

Signature	Capacity	Date

/s/ KOSTA N. KARTSOTIS	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 20, 2019
Kosta N. Kartsotis
/s/ JEFFREY N. BOYER	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 20, 2019
Jeffrey N. Boyer
/s/ MARK R. BELGYA	Director	February 20, 2019
Mark R. Belgya
/s/ WILLIAM B. CHIASSON	Director	February 20, 2019
William B. Chiasson
/s/ MAURIA A. FINLEY	Director	February 20, 2019
Mauria A. Finley
/s/ DIANE L. NEAL	Director	February 20, 2019
Diane L.Neal
/s/ THOMAS M. NEALON	Director	February 20, 2019
Thomas M. Nealon
/s/ JAMES E. SKINNER	Director	February 20, 2019
James E. Skinner
/s/ GAIL B. TIFFORD	Director	February 20, 2019
Gail B. Tifford
/s/ JAMES M. ZIMMERMAN	Director	February 20, 2019
James M. Zimmerman

SCHEDULE II
FOSSIL GROUP, INC. AND SUBSIDIARIES
VALUATIONS AND QUALIFYING ACCOUNTS
Fiscal Years 2016, 2017 and 2018
(in thousands)

		Additions		Deductions
Classification	Balance at Beginning of Period	Charged (Credited) to Operations	Charged to Other Accounts	Actual Returns or Writeoffs	Balance at End of Period
Fiscal Year 2016:
Account receivable allowances:
Sales returns	$68,735	$122,018	$—	$123,852	$66,901
Bad debts	$15,823	$4,520	$—	$7,538	$12,805
Deferred tax asset valuation allowance	$10,857	$8,793	$—	$235	$19,415
Fiscal Year 2017:
Account receivable allowances:
Sales returns	$66,901	$148,814	$—	$140,515	$75,200
Bad debts	$12,805	$7,140	$—	$7,017	$12,928
Deferred tax asset valuation allowance	$19,415	$59,676	$—	$777	$78,314
Fiscal Year 2018:
Account receivable allowances:
Sales returns	$75,200	$108,485	$—	$116,553	$67,132
Bad debts	$12,928	$8,921	$—	$7,848	$14,001
Markdowns	$—	$37,904	$28,416	$47,301	$19,019
Deferred tax asset valuation allowance	$78,314	$13,102	$4,402	$—	$95,818

EXHIBIT INDEX

Exhibit Number		Description
3.1		Third Amended and Restated Certificate of Incorporation of Fossil Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 25, 2010).
3.2
Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of Fossil, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 28, 2013).

3.3		Fifth Amended and Restated Bylaws of Fossil Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on April 3, 2017).
10.1	(2)	Fossil Group, Inc. Savings and Retirement Plan (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K filed on March 2, 2018).
10.2	(2)	Fossil Group, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 23, 2008).
10.3	(2)	Amendment Number One to the 2008 Long-Term Incentive Plan of Fossil Group, Inc. (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K filed on February 29, 2012).
10.4	(2)	Amendment Number Two to the 2008 Long-Term Incentive Plan of Fossil Group, Inc. (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K filed on February 29, 2012).
10.5	(2)	Amendment Number Three to the Fossil Group, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2015).
10.6	(2)
Third Amended and Restated Fossil Group, Inc. and Affiliates Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 21, 2010).

10.7
Master License Agreement dated as of August 30, 1994, by and between Fossil Group, Inc. and Fossil Partners, L.P. (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K filed on March 2, 2011).

10.8		Agreement of Limited Partnership of Fossil Partners, L.P. (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed on March 2, 2011).
10.9	(2)
Form of Stock Appreciation Rights Award (2012) under the Fossil Group, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on March 14, 2012).

10.10	(2)
Amendment to the Stock Appreciation Rights Award Under the Fossil Group, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 11, 2016).

10.11	(2)
Restricted Stock Unit Award Under the Fossil Group, Inc. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on August 11, 2016).

10.12	(2)
Stock Appreciation Rights Award Under the Fossil Group, Inc. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on August 11, 2016).

10.13	(2)
Restricted Stock Unit Award Under the Fossil Group, Inc. 2016 Long-Term Incentive Plan for Performance Grants (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on August 11, 2016).

10.14	(2)	Form of Executive Severance Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 8, 2016).
10.15
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

10.16	(2)	Fossil Group, Inc. 2015 Cash Incentive Plan (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K filed on March 1, 2017).

Exhibit Number		Description
10.17	(2)	Fossil Group, Inc. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K filed on March 1, 2017).
10.18	(2)
Restricted Stock Unit Award under the Fossil Group, Inc. 2016 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed November 9, 2017).

10.19	(2)	First Amendment to the Fossil Group, Inc. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed August 9, 2018).
10.20	(2)	Waiver of Portion of 2018 Automatic Grant (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed August 9, 2018).
21.1	(1)	Subsidiaries of Fossil Group, Inc.
23.1	(1)	Consent of Independent Registered Public Accounting Firm.
31.1	(1)	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	(1)	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	(3)	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	(3)	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	(1)	XBRL Instance Document.
101.SCH	(1)	XBRL Taxonomy Extension Schema Document.
101.DEF	(1)	XBRL Taxonomy Extension Definition Link Document.
101.CAL	(1)	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	(1)	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	(1)	XBRL Taxonomy Extension Presentation Linkbase Document.
___________________________________________________________________________

(1)	Filed herewith.

(2)	Management contract or compensatory plan or arrangement.

(3)	Furnished herewith.