Form 10-Q
period 2019-03-30
Fossil Group, Inc.
filed 2019-05-09
CIK 883569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 30, 2019

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	FOSL	The Nasdaq Stock Market LLC

The number of shares of the registrant’s common stock outstanding as of May 2, 2019: 50,411,443

FOSSIL GROUP, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED MARCH 30, 2019

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
IN THOUSANDS

	March 30, 2019	December 29, 2018
Assets
Current assets:
Cash and cash equivalents	$271,442	$403,373
Accounts receivable - net of allowances of $12,989 and $14,001, respectively	199,898	328,022
Inventories	384,069	377,622
Prepaid expenses and other current assets	133,106	149,552
Total current assets	988,515	1,258,569
Property, plant and equipment - net of accumulated depreciation of $455,357 and $453,319, respectively	172,707	183,203
Operating lease right-of-use assets	311,953	—
Intangible and other assets-net	116,716	133,426
Total long-term assets	601,376	316,629
Total assets	$1,589,891	$1,575,198
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$138,278	$169,561
Short-term and current portion of long-term debt	65,891	126,427
Accrued expenses:
Current operating lease liabilities	69,172	—
Compensation	54,020	76,467
Royalties	12,029	30,582
Customer liabilities	56,573	71,252
Transaction taxes	13,333	32,438
Other	58,206	70,614
Income taxes payable	29,025	28,462
Total current liabilities	496,527	605,803
Long-term income taxes payable	28,465	28,110
Deferred income tax liabilities	2,563	2,439
Long-term debt	161,130	269,788
Long-term operating lease liabilities	311,618	—
Other long-term liabilities	40,362	80,427
Total long-term liabilities	544,138	380,764
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, 49,772 and 49,518 shares issued and outstanding at March 30, 2019 and December 28, 2018, respectively	498	495
Additional paid-in capital	273,434	268,113
Retained earnings	339,916	381,626
Accumulated other comprehensive income (loss)	(68,190)	(64,691)
Total Fossil Group, Inc. stockholders’ equity	545,658	585,543
Noncontrolling interests	3,568	3,088
Total stockholders’ equity	549,226	588,631
Total liabilities and stockholders’ equity	$1,589,891	$1,575,198

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
UNAUDITED
IN THOUSANDS, EXCEPT PER SHARE DATA

	For the 13 Weeks Ended March 30, 2019	For the 13 Weeks Ended March 31, 2018
Net sales	$465,268	$569,156
Cost of sales	217,341	281,465
Gross profit	247,927	287,691
Operating expenses:
Selling, general and administrative expenses	257,684	294,654
Restructuring charges	10,187	21,318
Total operating expenses	267,871	315,972
Operating income (loss)	(19,944)	(28,281)
Interest expense	8,122	10,691
Other income (expense) - net	25,912	(1,888)
Income (loss) before income taxes	(2,154)	(40,860)
Provision for income taxes	9,608	6,645
Net income (loss)	(11,762)	(47,505)
Less: Net income attributable to noncontrolling interests	480	768
Net income (loss) attributable to Fossil Group, Inc.	$(12,242)	$(48,273)
Other comprehensive income (loss), net of taxes:
Currency translation adjustment	$(2,490)	$12,301
Cash flow hedges - net change	(1,009)	(1,157)
Total other comprehensive income (loss)	(3,499)	11,144
Total comprehensive income (loss)	(15,261)	(36,361)
Less: Comprehensive income attributable to noncontrolling interests	480	768
Comprehensive income (loss) attributable to Fossil Group, Inc.	$(15,741)	$(37,129)
Earnings (loss) per share:
Basic	$(0.25)	$(0.99)
Diluted	$(0.25)	$(0.99)
Weighted average common shares outstanding:
Basic	49,618	48,712
Diluted	49,618	48,712

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
UNAUDITED
IN THOUSANDS

For the 13 Weeks Ended March 30, 2019
	Common stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, December 29, 2018	49,518	$495	$268,113	$—	$381,626	$(64,691)	$585,543	$3,088	$588,631
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	349	4	166	—	—	—	170	—	170
Acquisition of common stock for employee tax withholding	—	—	—	(1,515)	—	—	(1,515)	—	(1,515)
Retirement of common stock	(95)	(1)	(1,514)	1,515	—	—	—	—	—
Stock-based compensation	—	—	6,669	—	—	—	6,669	—	6,669
Net income (loss)	—	—	—	—	(12,242)	—	(12,242)	480	(11,762)
Other comprehensive income (loss)	—	—	—	—	—	(3,499)	(3,499)	—	(3,499)
Adoption of Accounting Standards Update ("ASU") 2016-02	—	—	—	—	(29,468)	—	(29,468)	—	(29,468)
Balance, March 30, 2019	49,772	$498	$273,434	$—	$339,916	$(68,190)	$545,658	$3,568	$549,226

For the 13 Weeks Ended March 31, 2018
	Common stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Stockholders' equity attributable to Fossil Group, Inc.	Noncontrolling interest	Total stockholders' equity
	Shares	Par value
Balance, December 30, 2017	48,643	$486	$242,263	$—	$409,653	$(76,269)	$576,133	$4,814	$580,947
Common stock issued upon exercise of stock options, stock appreciation rights and restricted stock units	324	4	(4)	—	—	—	—	—	—
Acquisition of common stock for employee tax withholding	—	—	—	(855)	—	—	(855)	—	(855)
Retirement of common stock	(67)	(1)	(854)	855	—	—	—	—	—
Stock-based compensation	—	—	9,799	—	—	—	9,799	—	9,799
Net income (loss)	—	—	—	—	(48,273)	—	(48,273)	768	(47,505)
Other comprehensive income (loss)	—	—	—	—	—	11,144	11,144	—	11,144
Distribution of noncontrolling interest earnings and other	—	—	42	—	—	—	42	(475)	(433)
Adoption of ASU 2014-09	—	—	—	—	(26,542)	—	(26,542)	—	(26,542)
Balance, March 31, 2018	48,900	$489	$251,246	$—	$334,838	$(65,125)	$521,448	$5,107	$526,555

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
IN THOUSANDS

	For the 13 Weeks Ended March 30, 2019	For the 13 Weeks Ended March 31, 2018
Operating Activities:
Net Income (loss)	$(11,762)	$(47,505)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	14,439	16,019
Non-cash lease expense	31,136	—
Stock-based compensation	4,386	4,341
Decrease in allowance for returns and markdowns	(9,293)	(7,959)
Property, plant and equipment and other long-lived asset impairment losses	880	81
Non-cash restructuring charges	4,236	7,169
Bad debt expense	994	962
Loss on extinguishment of debt	—	718
Other non-cash items	1,801	4,412
Gain on asset divestitures	(23,134)	—
Changes in operating assets and liabilities:
Accounts receivable	128,819	175,060
Inventories	(7,238)	18,100
Prepaid expenses and other current assets	(9,738)	(14,461)
Accounts payable	(49,651)	(71,774)
Accrued expenses	(69,239)	(86,375)
Income taxes payable	981	(3,095)
Net cash provided by (used in) operating activities	7,617	(4,307)
Investing Activities:
Additions to property, plant and equipment	(6,571)	(3,832)
Increase in intangible and other assets	(907)	(180)
Proceeds from the sale of property, plant and equipment	1,164	112
Asset divestitures	41,570	—
Net cash provided by (used in) investing activities	35,256	(3,900)
Financing Activities:
Acquisition of common stock for employee tax withholding	(1,515)	(855)
Distribution of noncontrolling interest earnings	—	(433)
Debt borrowings	1,825	764,125
Debt payments	(171,871)	(742,497)
Payment for shares of Fossil Accessories South Africa Pty. Ltd.	(947)	(1,547)
Debt issuance costs and other	124	(6,843)
Net cash (used in) provided by financing activities	(172,384)	11,950
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,276)	(3,639)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(131,787)	104
Cash, cash equivalents, and restricted cash:
Beginning of period	410,883	231,655
End of period	$279,096	$231,759

See notes to the unaudited condensed consolidated financial statements.

FOSSIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1. FINANCIAL STATEMENT POLICIES
Basis of Presentation. The condensed consolidated financial statements include the accounts of Fossil Group, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries (the “Company”).
The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of March 30, 2019, and the results of operations for the thirteen-week periods ended March 30, 2019 (“First Quarter”) and March 31, 2018 (“Prior Year Quarter”), respectively. All adjustments are of a normal, recurring nature.
Effective during fiscal year 2018, the Company made changes to the presentation of reportable segments to reflect changes in the way its chief operating decision maker evaluates the performance of its operations, develops strategy, and allocates capital resources. The Company's historical segment disclosures have been recast to be consistent with its current presentation.
These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K filed by the Company pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the fiscal year ended December 29, 2018 (the “2018 Form 10-K”). Operating results for the First Quarter are not necessarily indicative of the results to be achieved for the full fiscal year.
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods reported. Actual results could differ from those estimates. The Company has not made any changes in its significant accounting policies from those disclosed in the 2018 Form 10-K, other than the adoption of ASU 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification® ("ASU 2016-02") and ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12").
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
Operating Expenses. Operating expenses include selling, general and administrative expenses (“SG&A”), trade name impairment and restructuring charges. SG&A expenses include selling and distribution expenses primarily consisting of sales and distribution labor costs, sales distribution center and warehouse facility costs, depreciation expense related to sales distribution and warehouse facilities, the four-wall operating costs of the Company’s retail stores, point-of-sale expenses, advertising expenses and art, design and product development labor costs. SG&A also includes general and administrative expenses primarily consisting of administrative support labor and “back office” or support costs such as treasury, legal, information services, accounting, internal audit, human resources, executive management costs and costs associated with stock-based compensation. Restructuring charges include costs to reorganize, refine and optimize the Company’s infrastructure as well as store closure expenses.
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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS (in thousands, except per share data):

	For the 13 Weeks Ended March 30, 2019	For the 13 Weeks Ended March 31, 2018
Numerator:
Net income (loss) attributable to Fossil Group, Inc.	$(12,242)	$(48,273)
Denominator:
Basic EPS computation:
Basic weighted average common shares outstanding	49,618	48,712
Basic EPS	$(0.25)	$(0.99)
Diluted EPS computation:
Basic weighted average common shares outstanding	49,618	48,712
Diluted weighted average common shares outstanding	49,618	48,712
Diluted EPS	$(0.25)	$(0.99)
At the end of the First Quarter, approximately 4.4 million weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation because they were antidilutive. The total antidilutive weighted average shares included 1.1 million weighted average performance-based shares at the end of the First Quarter.
At the end of the Prior Year Quarter, 4.8 million weighted average shares issuable under stock-based awards were not included in the diluted EPS calculation because they were antidilutive. The total antidilutive weighted average shares included 1.2 million weighted average performance-based shares at the end of the Prior Year Quarter.
Cash, Cash Equivalents and Restricted Cash. The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of March 30, 2019 and March 31, 2018 that are presented in the condensed consolidated statement of cash flows (in thousands):

	March 30, 2019	March 31, 2018
Cash and cash equivalents	$271,442	$229,863
Restricted cash included in prepaid expenses and other current assets	31	33
Restricted cash included in intangible and other assets-net	7,623	1,863
Cash, cash equivalents and restricted cash	$279,096	$231,759
Leases. The Company evaluates contractual arrangements at inception to determine if individual agreements are a lease or contain an identifiable lease component as defined by Accounting Standards Codification ("ASC") 842, Leases ("ASC 842"). When evaluating contracts to determine appropriate classification and recognition under ASC 842, significant judgment may be necessary to determine, among other criteria, if an embedded leasing arrangement exists, the length of the term, classification as either an operating or financing lease and whether renewal or termination options are reasonably certain to be exercised. Lease assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease.  These assets and liabilities are initially recognized based on the present value of lease payments over the lease term calculated using our incremental borrowing rate, adjusted for the lease term and lease country, unless the implicit rate is readily determinable.  Lease assets also include any upfront lease payments made and are reduced by lease incentives. Some lease terms include options to extend or terminate the lease and they are included in the measurement of the lease assets and lease liabilities if the Company is reasonably certain that those options will be exercised.

Variable lease payments are generally expensed as incurred and include certain index-based changes in rent and certain non-lease components such as maintenance and other services provided by the lessor to the extent the charges are variable.  Leases with an initial term of 12 months or less are not recorded on the balance sheet, and the expense for these short-term leases and for operating leases is recognized on a straight-line basis over the lease term.

Lease agreements with lease and non-lease components are combined as a single lease component for all classes of underlying assets.  The depreciable life of lease assets and leasehold improvements is limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 modifies the measurement of expected credit losses of certain financial instruments, including trade receivables. The estimate of expected credit losses will require the consideration of historical information, current information and reasonable and supportable forecasts. ASU 2016-13 is effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. The Company is still evaluating the effect of adopting ASU 2016-13.
Recently Adopted Accounting Standards
The Company adopted ASU 2016-02 on December 30, 2018, the first day of fiscal 2019, using the modified retrospective approach and accordingly information for periods prior to December 30, 2018 are presented under Accounting Standards Codification ("ASC") 840, Leases ("ASC 840"), the predecessor to ASC 842. The Company has elected to use the transition practical expedient. The transition practical expedient allows Companies to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than the earliest period presented.
The Company used the package of practical expedients that allows companies to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. The Company did not elect to adopt the hindsight practical expedient and therefore maintained the lease terms previously determined under ASC 840.
Adoption of ASU 2016-02 resulted in recording right-of-use ("ROU") lease assets of $370.3 million which were written down to $327.3 million as a result of $43.0 million of previous store impairment, excluding taxes, and lease liabilities of $390.6 million as of December 30, 2018. The Company recognized a cumulative-effect adjustment to the opening balance of retained earnings of approximately $29.5 million as of December 30, 2018 as a result of previous store impairment and a previous sale leaseback transaction, net of tax effects. Under ASC 840, the gain on the sale leaseback transaction was deferred over the lease term, however under ASC 842 the gain is recognized at the time of sale. Accordingly, a retained earnings adjustment to recognize the remaining gain was recorded upon the adoption of ASC 842. The standard did not have a material impact on the Company's consolidated results of operations or cash flows. See "Note 14—Leases" for additional lease disclosures.
In August 2017, the FASB issued ASU 2017-12. ASU 2017-12 amends and simplifies hedge accounting guidance in order to enable entities to better portray the economics of their risk management activities. The Company adopted ASU 2017-12 on the first day of fiscal year 2019. Adoption resulted in $2.5 million of hedge settlement gains being recorded in cost of sales for the First Quarter which would have been recognized in other income (expense) - net under previous accounting guidance.
2. REVENUE
Disaggregation of Revenue. The Company's revenue disaggregated by major product category and timing of revenue recognition was as follows (in thousands):

	For the 13 Weeks Ended March 30, 2019
	Americas	Europe	Asia	Corporate	Total
Product type
Watches	$148,316	$116,253	$101,606	$3	$366,178
Leathers	30,752	11,358	11,795	—	53,905
Jewelry	9,176	20,750	1,234	—	31,160
Other	2,125	4,916	2,265	4,719	14,025
Consolidated	$190,369	$153,277	$116,900	$4,722	$465,268

Timing of revenue recognition
Revenue recognized at a point in time	$189,701	$152,916	$116,708	$1,172	$460,497
Revenue recognized over time	668	361	192	3,550	4,771
Consolidated	$190,369	$153,277	$116,900	$4,722	$465,268

	For the 13 Weeks Ended March 31, 2018
	Americas	Europe	Asia	Corporate	Total
Product type
Watches	$195,677	$150,795	$101,143	$—	$447,615
Leathers	38,330	18,038	12,891	—	69,259
Jewelry	12,024	28,508	1,274	—	41,806
Other	3,036	4,447	2,553	440	10,476
Consolidated	$249,067	$201,788	$117,861	$440	$569,156

Timing of revenue recognition
Revenue recognized at a point in time	$248,610	$201,564	$117,758	$440	$568,372
Revenue recognized over time	457	224	103	—	784
Consolidated	$249,067	$201,788	$117,861	$440	$569,156
Contract Balances. As of March 30, 2019, the Company had no material contract assets on the Company's condensed consolidated balance sheets and no deferred contract costs. The Company had contract liabilities of (i) $20.7 million and $21.8 million as of March 30, 2019 and December 29, 2018, respectively, related to remaining performance obligations on licensing income, (ii) $5.8 million and $6.2 million as of March 30, 2019 and December 29, 2018, respectively, primarily related to remaining performance obligations on wearable technology products and (iii) $3.6 million and $3.8 million as of March 30, 2019 and December 29, 2018, respectively, related to gift cards issued.

3. INVENTORIES
Inventories consisted of the following (in thousands):

	March 30, 2019	December 29, 2018
Components and parts	$30,190	$28,183
Work-in-process	6,100	9,458
Finished goods	347,779	339,981
Inventories	$384,069	$377,622

4. WARRANTY LIABILITIES
The Company’s warranty liability is recorded in accrued expenses-other in the Company’s condensed consolidated balance sheets. Warranty liability activity consisted of the following (in thousands):

	For the 13 Weeks Ended March 30, 2019	For the 13 Weeks Ended March 31, 2018
Beginning balance	$22,807	$19,405
Settlements in cash or kind	(4,125)	(3,008)
Warranties issued and adjustments to preexisting warranties (1)	3,384	3,777
Ending balance	$22,066	$20,174
_______________________________________________
(1) Changes in cost estimates related to preexisting warranties are aggregated with accruals for new standard warranties issued and foreign currency changes.

5. INCOME TAXES
The Company’s income tax expense and related effective rates were as follows (in thousands, except percentage data):

	For the 13 Weeks Ended March 30, 2019	For the 13 Weeks Ended March 31, 2018
Income tax (benefit) expense	$9,608	$6,645
Effective tax rate	(446.1)%	(16.3)%
The higher effective tax rate in the First Quarter as compared to the Prior Year Quarter was primarily due to a higher level of foreign income which increased the tax expense in the numerator and lowered the overall pre-tax loss in the denominator of the effective tax rate computation. Since 2018, no tax benefit has been accrued on the U.S. net operating losses (“NOLs”) due to the Global Intangible Low-Taxed Income (“GILTI”) provision of the Tax Cuts and Jobs Act signed into law in 2017, whereby certain foreign income inclusions absorb the U.S. NOL, eliminating the availability of any future tax benefit.
As of March 30, 2019, the Company's total amount of unrecognized tax benefits, excluding interest and penalties, was $39.7 million, which would favorably impact the effective tax rate in future periods, if recognized. The Company is subject to examinations in various state and foreign jurisdictions for its 2011-2018 tax years, none of which the Company believes are significant, individually or in the aggregate. Tax audit outcomes and timing of tax audit settlements are subject to significant uncertainty.
The Company has classified uncertain tax positions as long-term income taxes payable, unless such amounts are expected to be settled within twelve months of the condensed consolidated balance sheet date. As of March 30, 2019, the Company had recorded $17.8 million of unrecognized tax benefits, excluding interest and penalties, for positions that are expected to be settled within the next twelve months. Consistent with its past practice, the Company recognizes interest and/or penalties related to income tax overpayments and income tax underpayments in income tax expense and income taxes receivable/payable. At March 30, 2019, the total amount of accrued income tax-related interest and penalties included in the condensed consolidated balance sheets was $4.7 million and $1.0 million, respectively. For the First Quarter, the Company accrued income tax related interest expense of $1.0 million.

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
At March 30, 2019 and December 29, 2018, all treasury stock had been effectively retired. As of March 30, 2019, the Company had $30.0 million of repurchase authorizations remaining under its repurchase program. The Company is currently prohibited by the terms of its Credit Agreement (as defined in Note 15) from making open market repurchases of its common stock and did not repurchase any common stock under its authorized stock repurchase plans during the First Quarter or Prior Year Quarter.
Controlling and Noncontrolling Interests. The Company has entered into an agreement to purchase the outstanding minority interest shares in Fossil Accessories South Africa Pty. Ltd. (‘‘Fossil South Africa’’), representing the entire noncontrolling interest in the subsidiary. The purchase price is based on variable payments through fiscal year 2021, assuming the put option is exercised by the seller each year. During the First Quarter, the Company made payments of $0.9 million towards the purchase price. The present value of the remaining purchase price is $1.6 million as of March 30, 2019. The transaction was accounted for as an equity transaction. The Company recorded $0.7 million of the variable consideration in accrued expenses-other and $0.9 million in other long-term liabilities in the consolidated balance sheets at March 30, 2019.

7. EMPLOYEE BENEFIT PLANS
Stock-Based Compensation Plans. The following table summarizes stock options and stock appreciation rights activity during the First Quarter:

Stock Options and Stock Appreciation Rights	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in Thousands)		(in Years)	(in Thousands)
Outstanding at December 29, 2018	1,930	$49.25	1.3	$37
Granted	—	—
Exercised	(12)	13.65		18
Forfeited or expired	(883)	37.21
Outstanding at March 30, 2019	1,035	59.95	2.0	—
Exercisable at March 30, 2019	1,019	$60.43	1.9	$—

The aggregate intrinsic value shown in the table above is before income taxes and is based on (i) the exercise price for outstanding and exercisable options/rights at March 30, 2019 and (ii) the fair market value of the Company’s common stock on the exercise date for options/rights that were exercised during the First Quarter.

Stock Options and Stock Appreciation Rights Outstanding and Exercisable. The following tables summarize information with respect to stock options and stock appreciation rights outstanding and exercisable at March 30, 2019:

Cash Stock Appreciation Rights Outstanding			Cash Stock Appreciation Rights Exercisable
Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Number of Shares	Weighted- Average Exercise Price
(in Thousands)		(in Years)	(in Thousands)
20	$36.73	0.2	20	$36.73

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Number of Shares	Weighted- Average Exercise Price
	(in Thousands)		(in Years)	(in Thousands)
$29.49 - $47.99	40	$38.40	0.8	40	$38.40
$55.04 - $83.83	76	81.37	1.8	76	81.37
$95.91 - $131.46	107	128.00	2.7	107	128.00
Total	223	$96.08	2.0	223	$96.08

Stock Appreciation Rights Outstanding				Stock Appreciation Rights Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Number of Shares	Weighted- Average Exercise Price
	(in Thousands)		(in Years)	(in Thousands)
$29.49 - $47.99	625	$38.91	1.8	609	$39.16
$55.04 - $83.83	96	78.68	3.5	96	78.68
$95.91 - $131.46	71	113.13	2.3	71	113.13
Total	792	$50.39	2.0	776	$50.82

Restricted Stock Units and Performance Restricted Stock Units. The following table summarizes restricted stock unit and performance restricted stock unit activity during the First Quarter:

Restricted Stock Units and Performance Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in Thousands)
Nonvested at December 29, 2018	3,011	$17.86
Granted	2	17.13
Vested	(343)	21.56
Forfeited	(192)	29.14
Nonvested at March 30, 2019	2,478	$16.48

The total fair value of restricted stock units vested during the First Quarter was approximately $5.4 million. Vesting of performance restricted stock units is based on achievement of operating margin growth and achievement of sales growth and operating margin targets in relation to the performance of a certain identified peer group.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables illustrate changes in the balances of each component of accumulated other comprehensive income (loss), net of taxes (in thousands):

	For the 13 Weeks Ended March 30, 2019
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(74,868)	$8,582	$1,595	$(64,691)
Other comprehensive income (loss) before reclassifications	(2,490)	1,709	—	(781)
Tax (expense) benefit	—	(263)	—	(263)
Amounts reclassed from accumulated other comprehensive income (loss)	—	2,655	—	2,655
Tax (expense) benefit	—	(200)	—	(200)
Total other comprehensive income (loss)	(2,490)	(1,009)	—	(3,499)
Ending balance	$(77,358)	$7,573	$1,595	$(68,190)

	For the 13 Weeks Ended March 31, 2018
	Currency Translation Adjustments	Cash Flow Hedges
		Forward Contracts	Pension Plan	Total
Beginning balance	$(64,499)	$(10,098)	$(1,672)	$(76,269)
Other comprehensive income (loss) before reclassifications	12,301	(8,312)	—	3,989
Tax (expense) benefit	—	2,137	—	2,137
Amounts reclassed from accumulated other comprehensive income (loss)	—	(5,956)	—	(5,956)
Tax (expense) benefit	—	938	—	938
Total other comprehensive income (loss)	12,301	(1,157)	—	11,144
Ending balance	$(52,198)	$(11,255)	$(1,672)	$(65,125)

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
Due to changes in the Company’s reportable segments as discussed in Note 1 to the Condensed Consolidated Financial Statements, segment results for the Prior Year Quarter have been recast to present results on a comparable basis. These changes had no impact on the consolidated net sales or operating income. Summary information by operating segment was as follows (in thousands):

	For the 13 Weeks Ended March 30, 2019		For the 13 Weeks Ended March 31, 2018
	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
Americas	$190,369	$10,918	$249,067	$18,078
Europe	153,277	14,280	201,788	26,010
Asia	116,900	21,041	117,861	13,267
Corporate	4,722	(66,183)	440	(85,636)
Consolidated	$465,268	$(19,944)	$569,156	$(28,281)

	March 30, 2019		December 29, 2018
	Long-Term Assets	Total Assets	Long-Term Assets	Total Assets
Americas	$195,421	$479,486	$61,914	$393,273
Europe	180,295	371,852	99,253	353,797
Asia	75,914	213,414	29,990	173,666
Corporate	149,746	525,139	125,472	654,462
Total	$601,376	$1,589,891	$316,629	$1,575,198

The following tables reflect net sales for each class of similar products in the periods presented (in thousands, except percentage data):

	For the 13 Weeks Ended March 30, 2019		For the 13 Weeks Ended March 31, 2018
	Net Sales	Percentage of Total	Net Sales	Percentage of Total
Watches	$366,178	78.7%	$447,615	78.7%
Leathers	53,905	11.6	69,259	12.2
Jewelry	31,160	6.7	41,806	7.3
Other	14,025	3.0	10,476	1.8
Total	$465,268	100.0%	$569,156	100.0%

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
For a derivative instrument that is designated and qualifies as a cash flow hedge, the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (loss), net of taxes and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.
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
As of March 30, 2019, the Company had the following outstanding forward contracts designated as cash flow hedges that were entered into to hedge the future payments of inventory transactions (in millions):

Functional Currency		Contract Currency
Type	Amount	Type	Amount
Euro	146.0	U.S. dollar	173.9
Canadian dollar	58.3	U.S. dollar	44.6
British pound	22.9	U.S. dollar	30.4
Japanese yen	2,076.3	U.S. dollar	19.2
Mexican peso	391.9	U.S. dollar	19.6
Australian dollar	13.5	U.S. dollar	9.6
U.S. dollar	27.2	Japanese yen	2,950.0
Non-designated Hedges. The Company also periodically enters into forward contracts to manage exchange rate risks associated with certain intercompany transactions and for which the Company does not elect hedge accounting treatment. As of

March 30, 2019, the Company had non-designated forward contracts of approximately $0.9 million on 13.3 million rand associated with a South African rand-denominated foreign subsidiary. Changes in the fair value of derivatives not designated as hedging instruments are recognized in earnings when they occur.
The gains and losses on cash flow hedges that were recognized in other comprehensive income (loss), net of taxes during the First Quarter and Prior Year Quarter are set forth below (in thousands):

	For the 13 Weeks Ended March 30, 2019	For the 13 Weeks Ended March 31, 2018
Cash flow hedges:
Forward contracts	$1,446	$(6,175)
Total gain (loss) recognized in other comprehensive income (loss), net of taxes	$1,446	$(6,175)
The following table illustrates the gains and losses on derivative instruments recorded in accumulated other comprehensive income (loss), net of taxes during the term of the hedging relationship and reclassified into earnings, and gains and losses on derivatives not designated as hedging instruments recorded directly to earnings during the First Quarter and Prior Year Quarter (in thousands):

Derivative Instruments	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	Effect of Derivative Instruments	For the 13 Weeks Ended March 30, 2019	For the 13 Weeks Ended March 31, 2018
Forward contracts designated as cash flow hedging instruments	Cost of sales	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$2,473	$—
Forward contracts designated as cash flow hedging instruments	Other income (expense)-net	Total gain (loss) reclassified from accumulated other comprehensive income (loss)	$(18)	$(5,018)
Forward contracts not designated as hedging instruments	Other income (expense)-net	Total gain (loss) recognized in income	$(13)	$343
Interest rate swap not designated as a cash flow hedging instrument	Other income (expense)-net	Total gain (loss) recognized in income	$—	$68

The following table discloses the fair value amounts for the Company’s derivative instruments as separate asset and liability values, presents the fair value of derivative instruments on a gross basis, and identifies the line items in the condensed consolidated balance sheets in which the fair value amounts for these categories of derivative instruments are included (in thousands):

	Asset Derivatives				Liability Derivatives
	March 30, 2019		December 29, 2018		March 30, 2019		December 29, 2018
Derivative Instruments	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value	Condensed Consolidated Balance Sheets Location	Fair Value
Forward contracts designated as cash flow hedging instruments	Prepaid expenses and other current assets	$9,013	Prepaid expenses and other current assets	$9,217	Accrued expenses- other	$796	Accrued expenses- other	$660
Forward contracts not designated as cash flow hedging instruments	Prepaid expenses and other current assets	24	Prepaid expenses and other current assets	15	Accrued expenses- other	—	Accrued expenses- other	—
Forward contracts designated as cash flow hedging instruments	Intangible and other assets-net	350	Intangible and other assets-net	453	Other long-term liabilities	124	Other long-term liabilities	70
Total		$9,387		$9,685		$920		$730

The following table summarizes the effects of the Company's derivative instruments on earnings (in thousands):

	Effect of Derivative Instruments
	For the 13 Weeks Ended March 30, 2019
	Cost of sales	Other income (expense)-net
Total amounts of income and expense line items presented in the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) in which the effects of cash flow hedges are recorded	$217,341	$25,912
Gain (loss) on cash flow hedging relationships:
Forward contracts designated as cash flow hedging instruments:
Total gain (loss) reclassified from other comprehensive income (loss)	2,473	(18)
At the end of the First Quarter, the Company had forward contracts designated as cash flow hedges with maturities extending through September 2020. As of March 30, 2019, an estimated net gain of $7.4 million is expected to be reclassified into earnings within the next twelve months at prevailing foreign currency exchange rates.
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
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 30, 2019 (in thousands):

	Fair Value at March 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Forward contracts	$—	$9,387	$—	$9,387
Deferred compensation plan assets:
Investment in publicly traded mutual funds	4,850	—	—	4,850
Total	$4,850	$9,387	$—	$14,237
Liabilities:
Contingent consideration	$—	$—	$1,600	$1,600
Forward contracts	—	920	—	920
Total	$—	$920	$1,600	$2,520

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
As of March 30, 2019, debt, excluding unamortized debt issuance costs and capital leases, was recorded at cost and had a carrying value of $230.6 million and a fair value of approximately $230.2 million. As of December 29, 2018, the fair value of the Company's debt approximated its carrying amount. The fair value of debt was based on observable market inputs.
In accordance with the provisions of ASC 360, Property, Plant and Equipment, operating lease assets with a carrying amount of $4.3 million and property, plant and equipment-net with a carrying amount of $0.5 million related to retail store leasehold improvements, fixturing and shop-in-shops were written down to a fair value of $2.3 million and $0.3 million, respectively, resulting in impairment charges of $2.2 million during the First Quarter.
The fair values of fixed assets related to Company-owned retail stores and operating lease assets were determined using Level 3 inputs. Of the $2.2 million impairment expense, $1.3 million and $0.1 million was recorded in restructuring charges in the Americas and Europe segment, respectively, and $0.8 million was recorded in SG&A in the Europe segment.
The fair value of the contingent consideration liability related to Fossil South Africa was determined using Level 3 inputs. See "Note 6—Stockholders' Equity" for additional disclosures about the equity transaction. The contingent consideration is based on Fossil South Africa's projected earnings and dividends through fiscal year 2020 with the final payments expected the following year. A discount rate of 13% was used to calculate the present value of the contingent consideration. The present value of the contingent consideration liability was valued at $1.6 million as of March 30, 2019.

12. INTANGIBLE AND OTHER ASSETS

The following table summarizes intangible and other assets (in thousands):

		March 30, 2019		December 29, 2018
	Useful	Gross	Accumulated	Gross	Accumulated
	Lives	Amount	Amortization	Amount	Amortization
Intangibles-subject to amortization:
Trademarks	10 yrs.	$4,293	$3,902	$4,293	$3,859
Customer lists	5-10 yrs.	52,471	39,431	52,635	38,028
Patents	3-20 yrs.	2,310	2,162	2,310	2,154
Developed technology	7 yrs.	2,193	137	36,100	15,471
Other	7-20 yrs.	259	248	261	247
Total intangibles-subject to amortization		61,526	45,880	95,599	59,759
Intangibles-not subject to amortization:
Trade names		32,422		32,427
Other assets:
Other deposits		17,769		19,641
Deferred compensation plan assets		4,850		4,442
Deferred tax asset-net		28,407		23,695
Restricted cash		7,623		7,479
Tax receivable		7,060		7,060
Forward contracts		350		453
Investments		500		500
Other		2,089		1,889
Total other assets		68,648		65,159
Total intangible and other assets		$162,596	$45,880	$193,185	$59,759
Total intangible and other assets-net			$116,716		$133,426

Amortization expense for intangible assets was approximately $1.7 million and $3.0 million for the First Quarter and Prior Year Quarter, respectively. Estimated aggregate future amortization expense by fiscal year for intangible assets is as follows (in thousands):

Fiscal Year	Amortization Expense
2019 (remaining)	$5,115
2020	$6,309
2021	$2,483
2022	$1,629
2023	$59
2024	$51

On January 16, 2019, the Company sold intellectual property related to a smartwatch technology under development by the Company to Google, Inc. for a cash purchase price of $40.0 million. As a result of the sale, the Company reduced intangible assets by $18.4 million and recorded a gain of $21.6 million in other income (expense) - net in the Company's condensed consolidated statements of income (loss) and comprehensive income (loss).
13. COMMITMENTS AND CONTINGENCIES
Litigation. The Company is occasionally subject to litigation or other legal proceedings in the normal course of its business. The Company does not believe that the outcome of any currently pending legal matters, individually or collectively, will have a material effect on the business or financial condition of the Company.

14. LEASES

The Company's leases consist primarily of retail space, offices, warehouses, distribution centers and vehicles. The Company determines if an agreement contains a lease at inception based on the Company's right to the economic benefits of the leased assets and its right to direct the use of the leased asset. ROU assets represent the Company's right to use an underlying asset, and ROU liabilities represent the Company's obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its estimated incremental borrowing rate based on the information available at the commencement date adjusted for the lease term and lease country to determine the present value of the lease payments.
Some leases include one or more options to renew at the Company's discretion, with renewal terms that can extend the lease from one to ten additional years. The renewal options are not included in the measurement of ROU assets and ROU liabilities unless the Company is reasonably certain to exercise the optional renewal periods. Short-term leases are leases having a term of twelve months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases. The Company has certain leases containing lease and non-lease components which are accounted for as a single lease component. The Company has certain leases agreements where lease payments are based on a percentage of retail sales over contractual levels and others include rental payments adjusted periodically for inflation. The variable portion of these lease payments is not included in the Company's lease liabilities. The Company's lease agreements do not contain any significant restrictions or covenants other than those that are customary in such arrangements.
The components of lease expense were as follows (in thousands):

Lease Cost	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Location	For the 13 Weeks Ended March 30, 2019
Operating lease cost(1)	SG&A	$30,858
Finance lease cost:
Amortization of right-of-use assets	SG&A	$448
Interest on lease liabilities	Interest expense	$9
Short-term lease cost	SG&A	$1,700
Variable lease cost	SG&A	$6,116
_______________________________________________

(1)Includes sublease income, which is immaterial.
The following table discloses supplemental balance sheet information for the Company’s leases (in thousands):

Leases	Condensed Consolidated Balance Sheets Location	March 30, 2019
Assets
Operating	Operating lease right-of-use assets	$311,953
Finance	Property, plant and equipment - net of accumulated depreciation of $4,013	$5,905

Liabilities
Current:
Operating	Current operating lease liabilities	$69,172
Finance	Short-term and current portion of long-term debt	$967
Noncurrent:
Operating	Long-term operating lease liabilities	$311,618
Finance	Long-term debt	$2,193

The following table discloses the weighted-average remaining lease term and weighted-average discount rate for the Company's leases:

Lease Term and Discount Rate	March 30, 2019
Weighted-average remaining lease term:
Operating leases	6.4 years
Finance leases	3.0 years
Weighted-average discount rate:
Operating leases	13.9%
Finance leases	1.2%

Future minimum lease payments by year as of March 30, 2019 were as follows (in thousands):

Fiscal Year	Operating Leases	Finance Leases
2019 (remaining)	$93,793	$753
2020	105,909	987
2021	84,900	985
2022	73,920	492
2023	61,845	—
2024	42,593	—
Thereafter	144,044	—
Total lease payments	$607,004	$3,217
Less: Interest	226,214	57
Total lease obligations	$380,790	$3,160

Future minimum lease payments by year as of December 29, 2018 were as follows (in thousands):

Fiscal Year	Operating Leases	Finance Leases
2019	$135,025	$951
2020	105,668	947
2021	84,230	947
2022	73,928	696
2023	61,710	—
Thereafter	186,201	—
Total lease payments	$646,762	$3,541
Less: Interest		84
Finance lease obligations		$3,457

Supplemental cash flow information related to leases was as follows (in thousands):

For the 13 Weeks Ended March 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$20,092
Operating cash flows from finance leases	9
Financing cash flows from finance leases	236
Leased assets obtained in exchange for new operating lease liabilities	5,148

As of March 30, 2019, the Company did not have any material operating or finance leases that have been signed but not commenced.
15. DEBT ACTIVITY
On January 29, 2018, the Company, as U.S. borrower, and certain of its foreign subsidiaries, as non-U.S. borrowers, entered into a Second Amended and Restated Credit Agreement (the "Credit Agreement"). The Credit Agreement provides for (i) revolving credit loans in the amount of $325 million, subject to a borrowing base (as described below), (the "Revolving Credit Facility"), with an up to $45.0 million subfacility for letters of credit, and (ii) a term loan made to the Company in the amount of $425 million (the "Term Loan Facility"). The Credit Agreement expires and is due and payable on December 31, 2020. The Credit Agreement amended and restated that certain credit agreement, dated as of March 9, 2015, as amended, which was scheduled to mature on May 17, 2019.

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

Amounts outstanding under the Term Loan Facility bear interest at a rate per annum equal to (a) the LIBOR rate plus 7% prior to January 28, 2019 , which increased to the LIBOR rate plus 8% on January 29, 2019 and will increase to the LIBOR rate plus 9% on January 29, 2020 and thereafter or (b) the base rate plus 5.5% prior to January 28, 2019, which increased to the base rate plus 6.5% on January 29, 2019 and will increase to the base rate plus 7.5% on January 29, 2020 and thereafter.

The Company is required to repay the outstanding principal balance of the Term Loan Facility in the amount of $64.1 million on March 31, 2020 and the outstanding balance on December 31, 2020. Additionally, loans under the Credit Agreement may be prepaid, in whole or in part, at the option of the Company, in minimum principal amounts of (a) $1.0 million or increments of $1.0 million in excess thereof, with respect to a base rate loan under the Revolving Credit Facility, (b) $5.0 million or increments of $1.0 million in excess thereof, with respect to a LIBOR rate loan or a daily LIBOR rate loan under the Revolving Credit Facility, and (c) $5.0 million or increments of $1.0 million in excess thereof, with respect to the Term Loan Facility. Loans under the Credit Agreement must be repaid with the net cash proceeds of certain asset sales, insurance and condemnation events, certain debt and equity issuances and certain cash dividends received from the Company’s subsidiaries.

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

The repayment obligation under the Credit Agreement can be accelerated upon the occurrence of an event of default, including the failure to pay principal or interest, a material inaccuracy of a representation or warranty, violation of covenants, cross-default, change in control, bankruptcy events, failure of a loan document provision, certain Employee Retirement Income Security Act events and material judgments.

Financial covenants governing the Credit Agreement require the Company to maintain (a) a minimum fixed charge coverage ratio measured quarterly on a rolling twelve-month basis of 1.15 to 1.00 if the Company’s quarter-end balances of cash and cash equivalents plus the excess availability under the Revolving Credit Facility is less than $200 million; (b) a maximum leverage ratio measured as of the last day of each fiscal quarter for the period of four fiscal quarters ending on such date of (i) 3.75 to 1.0 for each fiscal quarter ending during the period from December 30, 2018 through September 28, 2019 and (ii)  3.5 to 1.0 thereafter; (c) a minimum trailing twelve-month EBITDA tested quarterly of $110 million (beginning with the fiscal quarter ended December 29, 2018); (d) a minimum liquidity covenant of unrestricted cash and cash equivalents plus available and unused capacity under the Revolving Credit Facility equal to $160 million; and (e) maximum capital expenditures of $35 million per year. Additionally, the Company is restricted from making open market repurchases of its common stock.
The Company had net payments of $170.2 million under the Term Loan Facility during the First Quarter. The Company had no borrowings or payments under the Revolving Credit Facility during the First Quarter. Amounts available under the Revolving Credit Facility are reduced by any amounts outstanding under standby letters of credit. As of March 30, 2019, the Company had available borrowing capacity of $211.1 million under the Revolving Credit Facility. The Company incurred approximately $6.5 million of interest expense related to the Term Loan Facility during the First Quarter. The Company did not incur interest expense related to the Revolving Credit Facility during the First Quarter. The Company incurred approximately $1.0 million of interest expense related to the amortization of debt issuance costs during the First Quarter.
16. RESTRUCTURING
The Company implemented a multi-year restructuring program that began in fiscal year 2016 called New World Fossil ("NWF 1.0"). As part of NWF 1.0, the Company targets to improve operating profit and support sales growth through a leaner infrastructure and an enhanced business model. The Company is working to achieve greater efficiencies from production to distribution through activities such as organizational changes, reducing its overall product assortment, optimizing its base cost structure and consolidating facilities. The Company also intends to build a quicker and more responsive operating platform. The Company is reducing its retail footprint to reflect the evolving shopping habits of today's consumer, which results in restructuring costs, such as store impairment, lease exit obligations and termination fees and accelerated depreciation. The Company is on track to spend a total estimated $150 million in restructuring charges under its NWF 1.0 program. NWF 1.0 restructuring charges of approximately $9.3 million, $46.6 million and $48.2 million were recorded during the First Quarter, fiscal year 2018 and fiscal year 2017, respectively.

The following table shows a rollforward of the accrued liability related to the Company’s NWF 1.0 restructuring plan (in thousands):

	For the 13 Weeks Ended March 30, 2019
	Liabilities				Liabilities
	December 29, 2018	Charges	Cash Payments	Non-cash Items	March 30, 2019
Store closures	$2,818	$2,664	$482	$1,953	$3,047
Professional services	2,198	485	819	—	1,864
Severance and employee-related benefits	3,011	6,197	3,013	2,283	3,912
Total	$8,027	$9,346	$4,314	$4,236	$8,823

	For the 13 Weeks Ended March 31, 2018
	Liabilities				Liabilities
	December 30, 2017	Charges	Cash Payments	Non-cash Items	March 31, 2018
Store closures	$2,973	$8,556	$5,413	$1,711	$4,405
Professional services	185	1,158	645	—	698
Severance and employee-related benefits	1,317	11,604	4,128	5,458	3,335
Total	$4,475	$21,318	$10,186	$7,169	$8,438

NWF 1.0 restructuring charges by operating segment were as follows (in thousands):

	For the 13 Weeks Ended March 30, 2019	For the 13 Weeks Ended March 31, 2018
Americas	$2,662	$8,124
Europe	1,234	3,367
Asia	547	695
Corporate	4,903	9,132
Consolidated	$9,346	$21,318

Additionally, during the First Quarter the Company launched a new restructuring program, New World Fossil 2.0 (“NWF 2.0”), which is focused on optimizing the Company’s structures to be more efficient, with faster decision-making and a more customer-centric focus. In addition to optimizing the way the Company goes to market, the Company is also pursuing additional gross margin expansion opportunities. The Company is taking a zero based budgeting approach to adjust its business model to enable more investment in digital capabilities and marketing, move closer to the consumer and react more quickly to the ever-evolving consumer shopping patterns. The Company recorded restructuring expenses of $0.8 million under this new NWF 2.0 restructuring program during the First Quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of the financial condition and results of operations of Fossil Group, Inc. and its subsidiaries for the thirteen-week period ended March 30, 2019 (the “First Quarter”) as compared to the thirteen-week period ended March 31, 2018 (the “Prior Year Quarter”). This discussion should be read in conjunction with the condensed consolidated financial statements and the related notes thereto.
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
Domestically, we sell our products through a diversified distribution network that includes department stores, specialty retail locations, specialty watch and jewelry stores, Company-owned retail and outlet stores, mass market stores and through our FOSSIL® website and third party websites. Our wholesale customer base includes, among others, Amazon, Best Buy, Dillard’s, JCPenney, Kohl’s, Macy’s, Neiman Marcus, Nordstrom, Saks Fifth Avenue, Target and Wal-Mart. In the United States, our network of Company-owned stores included 59 retail stores located in premier retail sites and 103 outlet stores located in major outlet malls as of March 30, 2019. In addition, we offer an extensive collection of our FOSSIL brand products on our website, www.fossil.com, as well as proprietary and licensed watch and jewelry brands through other managed and affiliated websites.
Internationally, our products are sold to department stores, specialty retail stores and specialty watch and jewelry stores in approximately 150 countries worldwide through 23 Company-owned foreign sales subsidiaries and through a network of approximately 70 independent distributors. Internationally, our network of Company-owned stores included 174 retail stores and 125 outlet stores as of March 30, 2019. Our products are also sold through licensed and franchised FOSSIL retail stores, retail concessions operated by us and kiosks in certain international markets. In addition, we offer an extensive collection of our FOSSIL brand products on our websites in certain countries.
Our business is subject to economic cycles, retail industry conditions and the impact of tariffs on our products. Purchases of discretionary fashion accessories, such as our watches, handbags, sunglasses and other products, tend to decline during recessionary periods when disposable income is low and consumers are hesitant to use available credit. In addition, acts of terrorism, acts of war and military action both in the U.S. and abroad can have a significant effect on economic conditions and may negatively affect our ability to procure our products from manufacturers for sale to our customers. In 2018, new tariffs were imposed on a list of products totaling $200 billion which are imported from China and impacted certain of our products. The current U.S. presidential administration recently indicated it intends to increase these tariffs and may also impose tariffs on additional products. We have been reviewing our sourcing options for certain of our affected products to mitigate the effect of any additional tariffs. Any significant declines in general economic conditions, additional tariffs on our products, public safety concerns or uncertainties regarding future economic prospects that affect the competitiveness of our products or consumer spending habits could have a material adverse effect on consumer purchases of our products.

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
For a more complete discussion of the risks facing our business, see “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 29, 2018.

Results of Operations
Executive Summary. During the First Quarter, net sales decreased 18% (15% in constant currency), as compared to the Prior Year Quarter. The First Quarter resulted in a net loss of $12.2 million as compared to a net loss of $48.3 million in the Prior Year Quarter. Overall, sales for the First Quarter were at the higher end of our expectations, though down to the Prior Year Quarter. Our sales continue to be affected by the disruptive environment, with the watch and accessories business changing at a rapid pace and consumer shopping patterns continuing to shift. As expected, our sales of connected products declined during the First Quarter compared to the Prior Year Quarter due to higher liquidation levels in the Prior Year Quarter which were not repeated, limited inventory availability of our Gen4 smartwatches and store closures. The impact of store closures, business exits and currency reduced sales by approximately 600 basis points. Although our sales have been pressured, our New World Fossil ("NWF 1.0") program continues to deliver profitability enhancements by delivering better than expected gross margins and a significant reduction in operating expenses.
We continue to be highly focused on our four overarching priorities, improving our overall profitability, driving product innovation, maximizing top line growth and transforming our business model. As we are focused on improving profitability and transforming our business model, product innovation and differentiation remain at the core of our business. Delivering exciting new products in engaging and creative ways is critical in the disruptive retail environment. Our brands are positioned well to deliver great fashion and function across the marketplace. We have recently announced the extension of two license agreements, DKNY and Tory Burch, and we are excited about the future opportunities within our portfolio, including the roll-out of PUMA and BMW brands, to bring even more exciting ideas and brands to the market.

Our new product innovation efforts support our strategy to maximize sales growth across multiple channels. As consumer-shopping patterns continue to rapidly evolve, digital engagement is now the first critical step in attracting and exciting consumers. To further expand our ability to drive consumer awareness and engagement, later this year we will complete the roll-out of a new integrated, industry leading SalesForce e-commerce and marketing platform. This platform will provide better insights and targeted support across both our direct and wholesale channels and will also enable us to expand the number of countries in which we have direct e-commerce sites.

We have recently launched a transformation project that we are calling New World Fossil 2.0 - Transform To Grow ("NWF 2.0"), which will build on the foundation of our successful initial phase. Though product innovation and sales growth are critical to our business, given the significant disruption in the market, it is now more important than ever to transform our business model. In NWF 2.0, we will be focused on optimizing our structures to be more efficient, with faster decision-making and a more customer-centric focus. In addition to optimizing the way we go to market, we are also pursuing additional gross margin expansion opportunities. By taking a zero based budgeting approach, we will adjust our business model so we can invest more in digital capabilities and marketing, move closer to the consumer and react more quickly to the ever-evolving consumer shopping patterns. We are excited to continue our transformation efforts and enter this next phase of our multi-year NWF project.

During the First Quarter, sales of FOSSIL branded products decreased 12% (9% in constant currency), as compared to the Prior Year Quarter with declines in watches and leathers and a modest increase in jewelry sales on a constant currency basis. FOSSIL brand watch sales decreased 10% (6% in constant currency) during the First Quarter, driven mainly by the closure of underperforming stores and significant declines in the traditional wholesale business in Europe. Our connected business continued to gain traction, positively impacting the category growth rate by approximately 4 percentage points on a constant currency basis.
Our multi-brand global watch portfolio declined 18% (15% in constant currency) during the First Quarter compared to the Prior Year Quarter, with decreases in both traditional and connected products. Sales in our traditional watch business generally performed within our overall expectations with continued weakness in the Americas and Europe, modest growth in Asia and the unfavorable impact of licensed brand exits. While our next-generation smart-watches are resonating well with consumers, connected sales decreased moderately during the quarter largely due to reduced liquidation levels as compared to last year, delays in inventory receipts and the impact of store closures. The supply chain disruption has been corrected but it will take through the second quarter for inventory levels to build to appropriate levels. Our connected watch business, delivered $62 million in sales in the First Quarter, representing 17% of total watch sales, as compared to 18% in the Prior Year Quarter. First Quarter sales were also unfavorably impacted by the BURBERRY and MARC JACOBS licensed brand exits.
Global comparable retail sales, including our stores and our own e-commerce, were negative 9% for the First Quarter, mainly driven by lower promotional levels, less off-price sales and a display watch availability delay, partially offset by 7% comparable sales growth in e-commerce. Comparable retail sales declined across all regions and major product categories.
During the First Quarter, our gross profit margin rate increased 280 basis points to 53.3% compared to 50.5% in the Prior Year Quarter. The gross margin expansion was driven by decreased off-price sales mix with improved margins, favorable region and product mix from higher margin Asia sales, lower promotions and markdowns and the benefits from our NWF 1.0 initiatives. These increases were partially offset by unfavorable factory cost absorption on lower sales volumes and an unfavorable currency impact of approximately 50 basis points. Other income (expense) changed favorably $27.8 million to $25.9 million in the First Quarter, primarily due to a $21.6 million gain on sale of intellectual property to Google and net foreign currency gains compared to net losses in the Prior Year Quarter. During the First Quarter, our financial performance resulted in net loss of $0.25 per diluted share and included restructuring charges of $0.16 per diluted share and included a gain on sale of intellectual property to Google of $0.33 per diluted share. The Prior Year Quarter resulted in a net loss of $0.99 per diluted share and included restructuring charges of $0.35 per diluted share. Currencies, including both the translation impact on operating earnings and the impact of foreign currency hedging contracts, unfavorably impacted earnings in the First Quarter by $0.08 per diluted share.
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

Quarterly Periods Ended March 30, 2019 and March 31, 2018
Consolidated Net Sales. Net sales decreased $103.9 million or 18.3% (15.2% in constant currency) for the First Quarter as compared to the Prior Year Quarter. During the First Quarter, watch sales decreased $81.4 million or 18.2% (15.1% in constant currency), our leathers products decreased $15.4 million or 22.2% (19.9% in constant currency), and our jewelry business decreased $10.6 million or 25.4% (21.8% in constant currency). While we experienced declines in all major product categories, our most significant declines were in watches. We experienced sales declines in traditional watches driven by MICHAEL KORS®, SKAGEN® and FOSSIL brands. Sales of connected watches also declined, mainly due to fewer liquidation sales of MICHAEL KORS ACCESS®. Additionally, net sales declined due to the BURBERRY® and MARC JACOBS® licensed brand exits. Net sales information by product category is summarized as follows (dollars in millions):

	For the 13 Weeks Ended March 30, 2019		For the 13 Weeks Ended March 31, 2018
					Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$366.2	78.7%	$447.6	78.7%	$(81.4)	(18.2)%	(15.1)%
Leathers	53.9	11.6	69.3	12.2	(15.4)	(22.2)	(19.9)
Jewelry	31.2	6.7	41.8	7.3	(10.6)	(25.4)	(21.8)
Other	14.0	3.0	10.5	1.8	3.5	33.3	38.1
Total	$465.3	100.0%	$569.2	100.0%	$(103.9)	(18.3)%	(15.2)%
In the First Quarter, the translation of foreign-based net sales into U.S. dollars decreased reported net sales by approximately $17.5 million, including unfavorable impacts of $5.8 million, $10.6 million and $1.1 million in our Asia, Europe and Americas segments, respectively, when compared to the Prior Year Quarter.
The following table sets forth consolidated net sales by segment (dollars in millions):

	For the 13 Weeks Ended March 30, 2019		For the 13 Weeks Ended March 31, 2018		Growth (Decline)
	Net Sales	Percentage of Total	Net Sales	Percentage of Total	Dollars	Percentage As Reported	Percentage Constant Currency
Americas	$190.4	40.9%	$249.1	43.8%	$(58.7)	(23.6)%	(23.1)%
Europe	153.3	33.0%	201.8	35.4	(48.5)	(24.0)	(18.8)
Asia	116.9	25.1%	117.9	20.7	(1.0)	(0.8)	4.1
Corporate	4.7	1.0%	0.4	0.1	4.3	—	1,075.0
Total	$465.3	100.0%	$569.2	100.0%	$(103.9)	(18.3)%	(15.2)%
Americas Net Sales. Americas net sales decreased $58.7 million or 23.6% (23.1% in constant currency), during the First Quarter in comparison to the Prior Year Quarter, with declines in our three main product categories. Sales declines were driven primarily by softness in the wholesale channel, retail store closures, reduced promotions and lower levels of liquidation sales as well as licensed brand terminations. Wholesale sell-out trends remained down double-digits to last year, prompting retailers to continue to tighten inventory levels.
During the First Quarter, watches decreased $47.4 million or 24.2% (23.8% in constant currency), our leathers business decreased $7.5 million or 19.6% (19.1% in constant currency), and our jewelry category decreased $2.8 million or 23.3% (23.3% in constant currency). Our overall retail performance in the Americas declined as e-commerce growth was more than offset by negative store comps, driven by lower promotions especially in our outlets, the negative impact on sales from closing unproductive stores and delays in connected inventory receipts. While retail sales declined, profitability increased solidly.
The following table sets forth product net sales for the Americas segment on a reported and constant currency basis (dollars in millions):

	For the 13 Weeks Ended March 30, 2019	For the 13 Weeks Ended March 31, 2018
			Growth (Decline)
	Net Sales	Net Sales	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$148.3	$195.7	$(47.4)	(24.2)%	(23.8)%
Leathers	30.8	38.3	(7.5)	(19.6)	(19.1)
Jewelry	9.2	12.0	(2.8)	(23.3)	(23.3)
Other	2.1	3.1	(1.0)	(32.3)	(32.3)
Total	$190.4	$249.1	$(58.7)	(23.6)%	(23.1)%

Europe Net Sales. Europe net sales decreased $48.5 million or 24.0% (18.8% in constant currency) during the First Quarter in comparison to the Prior Year Quarter. Watches decreased $34.6 million or 22.9% (17.8% in constant currency), jewelry declined $7.7 million or 27.0% (22.1% in constant currency), and our leathers business declined $6.6 million or 36.7% (32.2% in constant currency). On a constant dollar basis, sales declined 18.8% representing decreases across all product categories. During the First Quarter, soft sales trends continued across all channels, reflective of the challenging macro-economic environment and general softness in the European markets. Retail comps were moderately negative with negative comps across all concepts partially offset by modestly positive e-commerce comps. FOSSIL brand sales decreased double-digits in Europe driven by softening sales trends due in part to fewer promotions in the retail channel and delays in connected inventory receipts. Display watch inventory levels should normalize during the second quarter. Within our watch portfolio, sales declined across most brands. Across the Eurozone, sales were down in most major markets with the greatest declines in Germany, France and the U.K.
The following table sets forth product net sales for the Europe segment on a reported and constant currency basis (dollars in millions):

	For the 13 Weeks Ended March 30, 2019	For the 13 Weeks Ended March 31, 2018
			Growth (Decline)
	Net Sales	Net Sales	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$116.2	$150.8	$(34.6)	(22.9)%	(17.8)%
Leathers	11.4	18.0	(6.6)	(36.7)	(32.2)
Jewelry	20.8	28.5	(7.7)	(27.0)	(22.1)
Other	4.9	4.5	0.4	8.9	22.2
Total	$153.3	$201.8	$(48.5)	(24.0)%	(18.8)%

Asia Net Sales. Net sales in Asia decreased $1.0 million or 0.8% (increased 4.1% in constant currency), driven by the wholesale channel. During the First Quarter as compared to the Prior Year Quarter, our leathers category decreased $1.1 million or 8.5% (4.7% in constant currency), and our jewelry category decreased $0.1 million or 7.7% (flat in constant currency). These sales decreases were partially offset by increases in our watch category of $0.5 million or 0.5% (5.6% in constant currency). Retail sales decreased modestly as strong e-commerce growth was offset by the negative impact of non-productive store closures, reduced levels of liquidation and display watch inventory delays. Excluding store closures and business exits, our underlying core sales growth in Asia was positive 7%. FOSSIL brand sales decreased modestly in Asia with decreases in watches and leathers. EMPORIO ARMANI®, which became our largest brand in Asia in the First Quarter, posted strong double-digit growth driven by traditional watches. Sales of most other brands in our portfolio were relatively flat to modestly down in the First Quarter as compared to the Prior Year Quarter.
Strong growth momentum continued in China and India, primarily driven by third party e-commerce and wholesale growth. In constant currency, Hong Kong and South Korea posted modestly positive results while Australia, Japan and Taiwan were down moderately during the First Quarter.
The following table sets forth product net sales for the Asia segment on a reported and constant currency basis (dollars in millions):

	For the 13 Weeks Ended March 30, 2019	For the 13 Weeks Ended March 31, 2018
			Growth (Decline)
	Net Sales	Net Sales	Dollars	Percentage As Reported	Percentage Constant Currency
Watches	$101.6	$101.1	$0.5	0.5%	5.6%
Leathers	11.8	12.9	(1.1)	(8.5)	(4.7)
Jewelry	1.2	1.3	(0.1)	(7.7)	—
Other	2.3	2.6	(0.3)	(11.5)	(11.5)
Total	$116.9	$117.9	$(1.0)	(0.8)%	4.1%

The following table sets forth the number of stores by concept on the dates indicated below:

	March 30, 2019				March 31, 2018
	Americas	Europe	Asia	Total	Americas	Europe	Asia	Total
Full price accessory	85	88	53	226	92	103	55	250
Outlets	116	74	38	228	132	74	44	250
Full priced multi-brand	—	4	3	7	—	6	6	12
Total stores	201	166	94	461	224	183	105	512
During the First Quarter, we closed 24 stores and opened one new store.
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
Gross Profit. Gross profit of $247.9 million in the First Quarter decreased 13.8% in comparison to $287.7 million in the Prior Year Quarter, as the impact of the improved gross profit margin rate was more than offset by the net sales decline. Gross profit margin rate increased 280 basis points to 53.3% in the First Quarter compared to 50.5% in the Prior Year Quarter driven by decreased off-price sales mix with improved margins, favorable region and product mix from higher margin Asia sales, less promotions and markdowns and benefits from our NWF 1.0 initiatives. These benefits were partially offset by unfavorable factory cost absorption on lower sales volumes and an unfavorable currency impact of approximately 50 basis points.
Operating Expenses. Total operating expenses in the First Quarter decreased by $48.1 million, or 15.2%, to $267.9 million compared to $316.0 million in the Prior Year Quarter. In the First Quarter, selling, general and administrative expenses (“SG&A”) were $37.0 million lower compared to the Prior Year Quarter, primarily as a result of lower retail store expenses given the significant number of stores we have closed since the Prior Year Quarter and corporate and regional infrastructure reductions driven by our NWF 1.0 initiatives. Restructuring costs were $10.2 million in the First Quarter, as compared to $21.3 million in the Prior Year Quarter. The translation of foreign-denominated expenses during the First Quarter decreased operating expenses by approximately $8.9 million as a result of the stronger U.S. dollar. As a percentage of net sales, SG&A expenses increased to 55.4% in the First Quarter as compared to 51.8% in the Prior Year Quarter.
Consolidated Operating Income (Loss). Operating income (loss) improved to a loss of $19.9 million in the First Quarter as compared to a loss of $28.3 million in the Prior Year Quarter. SG&A expenses decreased due to lower store costs due to store closures and corporate and regional infrastructure reductions. Net sales declines in all regions were partially offset by the benefit of increased gross margin rates. As a percentage of net sales, operating margin (loss) was (4.3)% in the First Quarter compared to (5.0)% in the Prior Year Quarter. Operating margin rate in the First Quarter included a negative impact of approximately 80 basis points due to changes in foreign currencies.
Operating income (loss) by segment is summarized as follows (dollars in millions):

	For the 13 Weeks Ended March 30, 2019	For the 13 Weeks Ended March 31, 2018	Change		Operating Margin %
			Dollars	Percentage	2019	2018
Americas	$10.9	$18.1	$(7.2)	(39.8)%	5.7%	7.3%
Europe	14.3	26.0	(11.7)	(45.0)	9.3	12.9
Asia	21.1	13.3	7.8	58.6	18.0	11.3
Corporate	(66.2)	(85.7)	19.5	(22.8)
Total operating income (loss)	$(19.9)	$(28.3)	$8.4	(29.7)%	(4.3)%	(5.0)%
Interest Expense. Interest expense decreased by $2.6 million during the First Quarter compared to the Prior Year Quarter as a result of lower debt levels.
Other Income (Expense)-Net. During the First Quarter, other income (expense)-net was a net income of $25.9 million in comparison to a net expense of $1.9 million in the Prior Year Quarter, primarily driven by a $21.6 million gain on the sale of intellectual property to Google and net foreign currency gains in the First Quarter as compared to net losses in the Prior Year Quarter.

Provision for Income Taxes. Income tax expense for the First Quarter was $9.6 million on a loss of $2.2 million, resulting in an effective income tax rate of (446.1)%. For the Prior Year Quarter, the income tax expense was $6.6 million on a loss of $40.9 million, resulting in an effective income tax rate of (16.3)%. The effective tax rate in the First Quarter was higher than the Prior Year Quarter primarily due to the higher level of foreign income which increased tax expense in the numerator and lowered the overall pre-tax loss in the denominator of the effective tax rate computation. Since 2018, no tax benefit has been accrued on the U.S. net operating losses (“NOLs”) due to the Global Intangible Low-Taxed Income (“GILTI”) provision of the Tax Cuts and Jobs Act signed into law in 2017, whereby certain foreign income inclusions absorb the U.S. NOL, eliminating the availability of any future tax benefit.
Net Income (Loss) Attributable to Fossil Group, Inc. First Quarter net income (loss) attributable to Fossil Group, Inc. was a loss of $12.2 million, or $0.25 per diluted share, in comparison to a loss of $48.3 million, or $0.99 per diluted share, in the Prior Year Quarter. Diluted earnings (loss) per share in the First Quarter included a gain on sale of intellectual property to Google of $0.33 per diluted share and restructuring charges of $0.16 per diluted share. The Prior Year Quarter included restructuring charges of $0.35 per diluted share. Currency fluctuations negatively impacted diluted earnings per share by approximately $0.08 in the First Quarter.

Liquidity and Capital Resources
Our cash and cash equivalents balance at the end of the First Quarter was $271.4 million, including $232.5 million held in banks outside the U.S., in comparison to cash and cash equivalents of $229.9 million at the end of the Prior Year Quarter and $403.4 million at the end of fiscal year 2018. Historically, our business operations have not required substantial cash during the first several months of our fiscal year. Generally, starting in the third quarter, our cash needs begin to increase, typically reaching a peak in the September-November time frame as we increase inventory levels in advance of the holiday season. Our quarterly cash requirements are also impacted by strategic investments such as acquisitions, other capital expenditures, restructuring charges and debt repayments. We believe cash flows from operations combined with existing cash on hand and amounts available under our credit facilities will be sufficient to fund our cash needs for the next twelve months.
For the First Quarter, we generated operating cash flow of $7.6 million. A net loss of $11.8 million and an increase in working capital items of $6.1 million was more than offset by net non-cash items of $25.4 million. We had net debt payments of $170.0 million and capital expenditures of $6.6 million.
Accounts receivable, net of allowances, decreased by 14.6% to $199.9 million at the end of the First Quarter compared to $234.2 million at the end of the Prior Year Quarter. Days sales outstanding for our wholesale businesses for the First Quarter increased to 55 days compared to 51 days in the Prior Year Quarter as we did not participate in early pay discount programs in the Americas as terms were not economically attractive this year.
Inventory at the end of the First Quarter was $384.1 million, which decreased by 27.6% from the end of the Prior Year Quarter ending inventory balance of $530.7 million, driven by reducing slower moving traditional product inventories and clearing our previous generation connected products. Additionally our display watch inventory levels were constrained due to supplier delays.
At the end of the First Quarter, we had net working capital of $492.0 million compared to net working capital of $632.5 million at the end of the Prior Year Quarter. At the end of the First Quarter, we had $65.9 million of short-term borrowings and $161.1 million in long-term debt.
For fiscal year 2019, we expect total capital expenditures to be approximately $30 million. Of this amount, we expect approximately 55% will be for technology and facilities maintenance, approximately 25% will be for retail store renovations and enhancements, and approximately 20% for strategic growth, including investments in global concessions and technology. Our capital expenditure budget and allocation to the foregoing investments are estimates and are subject to change. We believe that cash flows from operations combined with existing cash on hand and amounts available under our credit facilities will be sufficient to fund our working capital needs and planned capital expenditures for the next twelve months.

On January 29, 2018, we and certain of our foreign subsidiaries, as non-U.S. borrowers, entered into a Second Amended and Restated Credit Agreement (the "Credit Agreement"). The Credit Agreement provides for (i) revolving credit loans in the amount of $325 million, subject to a borrowing base (as described below) (the "Revolving Credit Facility"), with an up to $45.0 million subfacility for letters of credit, and (ii) a term loan in the amount of $425 million (the "Term Loan Facility"). The Credit Agreement expires and is due and payable on December 31, 2020. The Credit Agreement amended and restated that certain credit agreement, dated as of March 9, 2015, as amended, which was scheduled to mature on May 17, 2019.

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

Amounts outstanding under the Term Loan Facility bear interest at a rate per annum equal to (a) the LIBOR rate plus 8%, increasing to the LIBOR rate plus 9% on January 29, 2020 and thereafter or (b) the base rate plus 6.5% increasing to the base rate plus 7.5% on January 29, 2020 and thereafter.

We are required to repay the outstanding principal balance of the Term Loan Facility in the amount of $64.1 million on March 31, 2020 and the outstanding balance on December 31, 2020. Additionally, loans under the Credit Agreement may be prepaid, in whole or in part, at our option, in minimum principal amounts of (a) $1.0 million or increments of $1.0 million in excess thereof, with respect to a base rate loan under the Revolving Credit Facility, (b) $5.0 million or increments of $1.0 million in excess thereof, with respect to a LIBOR rate loan or a daily LIBOR rate loan under the Revolving Credit Facility, and (c) $5.0 million or increments of $1.0 million in excess thereof, with respect to the Term Loan Facility. Loans under the Credit Agreement must be repaid with the net cash proceeds of certain asset sales, insurance and condemnation events, certain debt and equity issuances and certain cash dividends received from our subsidiaries. We may permanently reduce the revolving credit commitment at any time, in whole or in part, without premium or penalty, in a minimum aggregate principal amount of not less than $3.0 million or increments of $1.0 million in excess thereof.

We are required to pay a commitment fee on the unused amounts of the commitments under the Revolving Credit Facility, payable quarterly in arrears, of 0.5% on the average daily unused portion of the overall commitment under the Revolving Credit Facility.

The repayment obligation under the Credit Agreement can be accelerated upon the occurrence of an event of default, including the failure to pay principal or interest, a material inaccuracy of a representation or warranty, violation of covenants, cross-default, change in control, bankruptcy events, failure of a loan document provision, certain Employee Retirement Income Security Act events and material judgments.

Financial covenants governing the Credit Agreement require us to maintain (a) a minimum fixed charge coverage ratio measured quarterly on a rolling twelve-month basis of 1.15 to 1.00 if the Company’s quarter-end balances of cash and cash equivalents plus the excess availability under the Revolving Credit Facility is less than $200 million; (b) a maximum leverage ratio measured as of the last day of each fiscal quarter for the period of four fiscal quarters ending on such date of (i) 3.75 to 1.0 for each fiscal quarter ending during the period from December 30, 2018 through September 28, 2019 and (ii) 3.5 to 1.0 thereafter; (c) a minimum trailing twelve-month EBITDA tested quarterly of $110 million; (d) a minimum liquidity covenant of unrestricted cash and cash equivalents plus available and unused capacity under the Revolving Credit Facility equal to $160 million; and (e) maximum capital expenditures of $35 million per year. Additionally, we are restricted from making open market repurchases of our common stock.
During the First Quarter, we had net payments of $170.2 million under the Term Loan at an average annual interest rate of 10.2%. We had no borrowings or payments under the Revolving Credit Facility during the First Quarter. As of March 30, 2019, we had $229.8 million outstanding under the Term Loan and no loans outstanding under the Revolving Credit Facility. We also had unamortized debt issuance costs of $6.8 million, which reduce the corresponding debt liability. In addition, we had $2.7 million of outstanding standby letters of credit at March 30, 2019. Amounts available under the Revolving Credit Facility are reduced by any amounts outstanding under standby letters of credit. As of March 30, 2019, we had available borrowing capacity of $211.1 million under the Revolving Credit Facility. At March 30, 2019, we were in compliance with all debt covenants related to all our credit facilities.
Off Balance Sheet Arrangements
As of March 30, 2019 lease agreements that have commenced are recognized on the consolidated balance sheet as a result of the adoption of Accounting Standards Update 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification® ("ASC 842"). There were no other material changes to our off balance sheet arrangements as set forth in commitments and contingencies in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods reported. On an on-going basis, we evaluate our estimates and judgments, including those related to product returns, inventories, long-lived asset impairment, impairment of trade names, income taxes and warranty costs. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Our estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
There have been no changes to the critical accounting policies disclosed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018, except for the effects that the adoption of ASC 842 had on our policies as disclosed under the header "Leases" in Note 1, Financial Statement Policies, to the accompanying unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q.
Forward-Looking Statements
The statements contained and incorporated by reference in this Quarterly Report on Form 10-Q that are not historical facts, including, but not limited to, statements regarding our expected financial position, results of operations, business and financing plans found in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk,” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties. The words “may,” “believes,” “expects,” “plans,” “intends,” “estimates,” “anticipates” and similar expressions identify forward-looking statements. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: the effect of worldwide economic conditions; significant changes in consumer spending patterns or preferences; interruptions or delays in the supply of key components; acts of war or acts of terrorism; changes in foreign currency valuations in relation to the U.S. dollar; lower levels of consumer spending resulting from a general economic downturn or generally reduced shopping activity caused by public safety or consumer confidence concerns; the performance of our products within the prevailing retail environment; customer acceptance of both new designs and newly-introduced product lines, including risks related to the expanded launch of connected accessories; financial difficulties encountered by customers; the effects of vigorous competition in the markets in which we operate; the integration of the organizations and operations of any acquired businesses into our existing organization and operations; risks related to the success of our restructuring programs; the termination or non-renewal of material licenses, foreign operations and manufacturing; changes in the costs of materials, labor and advertising; government regulation and tariffs; our ability to secure and protect trademarks and other intellectual property rights; and the outcome of current and possible future litigation.
In addition to the factors listed above, our actual results may differ materially due to the other risks and uncertainties discussed in our Quarterly Reports on Form 10-Q and the risks and uncertainties set forth in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018. Accordingly, readers of this Quarterly Report on Form 10-Q should consider these facts in evaluating the information and are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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
The following table shows our outstanding forward contracts designated as cash flow hedges for inventory transactions (in millions) at March 30, 2019 and their expiration dates.

Functional Currency		Contract Currency
Type	Amount	Type	Amount	Expiring Through
Euro	146.0	U.S. dollar	173.9	August 2020
Canadian dollar	58.3	U.S. dollar	44.6	September 2020
British pound	22.9	U.S. dollar	30.4	September 2020
Japanese yen	2,076.3	U.S. dollar	19.2	September 2020
Mexican peso	391.9	U.S. dollar	19.6	December 2019
Australian dollar	13.5	U.S. dollar	9.6	December 2019
U.S. dollar	27.2	Japanese yen	2,950.0	August 2020
If we were to settle our euro, Canadian dollar, British pound, Japanese yen, Mexican peso, Australian dollar and U.S. dollar based forward contracts hedging inventory transactions as of March 30, 2019, the result would have been a net gain of approximately $7.6 million. As of March 30, 2019, a 10% unfavorable change in the U.S. dollar strengthening against foreign currencies to which we have balance sheet transactional exposures would have decreased pre-tax income by $15.8 million. The translation of the balance sheets of our foreign-based operations from their local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. As of March 30, 2019, a 10% unfavorable change in the exchange rate of the U.S. dollar strengthening against the foreign currencies to which we have exposure would have reduced consolidated stockholders' equity by approximately $43.5 million.
Interest Rate Risk
We are subject to interest rate volatility with regard to debt borrowings. Based on our variable-rate debt outstanding as of March 30, 2019, a 100 basis point increase in interest rates would increase annual interest expense by approximately $2.3 million.

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
Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of March 30, 2019.
Changes in Internal Control over Financial Reporting
The Company implemented changes to internal controls due to the adoption of Accounting Standards Update 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification® effective December 30, 2018. These changes include implementing a new lease accounting system and processes to evaluate and account for contracts under the new accounting standard. Other than described above, there were no changes in our internal control over financial reporting during the First Quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings
There are no legal proceedings to which we are a party or to which our properties are subject, other than routine litigation incidental to our business, which is not material to our consolidated financial condition, results of operations or cash flows.
Item 1A. Risk Factors
During the first quarter of 2019, there were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 29, 2018, except as described below.  You should carefully consider the following risk factor in addition to other information included in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 29, 2018 and in other documents we file with the SEC, in evaluating the Company and its business.

When additional tariffs or other restrictions are placed on imports from China or any retaliatory trade measures are taken by China, our revenue and results of operations may be materially harmed.

When significant tariffs or other restrictions are placed on imports from China or any retaliatory trade measures are taken by China, our revenue and results of operations may be materially harmed. In September 2018, the Trump Administration implemented additional tariffs amounting to 10% ad valorem on thousands of categories of goods covering an estimated $200 billion of inbound trade from China, including certain electronics.  These additional tariffs followed earlier measures taken by the Trump Administration in 2018 to impose 25% ad valorem duties on certain goods comprising an estimated $50 billion of inbound trade from China.

While certain of our packaging and handbag products were impacted with these additional 10% ad valorem tariffs, based on the first sale export price as imported into the United States, our smartwatches that are assembled and manufactured in China are not subject to these additional tariffs.  The September 2018 additional tariffs were scheduled to increase to 25% ad valorem in January and March 2019; however, the Trump Administration delayed the increase pending negotiations with the Chinese government.  The Trump Administration announced on May 5, 2019 that it now intends to increase these tariffs as originally scheduled to 25% ad valorem, effective as early as May 10, 2019, and also suggested that it may shortly impose, after notice and comment, 25% ad valorem tariffs on the remaining inbound trade from China, which amounts to about $250 billion.  Additional 25% ad valorem tariffs on all remaining inbound trade may cover imports of our previously-described smartwatches, which are not covered by any of the additional tariffs today.

If additional tariffs like these are imposed on our products, particularly on any of our smartwatch products, we may be required to raise our prices, which may result in the loss of customers and harm our operating performance. Alternatively, we may seek to shift production outside of China, resulting in significant costs and disruption to our operations. Additionally, the Trump Administration continues to signal that it may alter other terms between China and the United States, including limiting trade or imposing other restrictions on exports from China to the United States.  Even if the United States does not impose these additional tariffs, it is always possible that our business will be impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, causing us to raise prices or make changes to our operations, any of which could materially harm our revenue or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no shares of common stock repurchased under any of our repurchase programs during the First Quarter. We are currently prohibited by the terms of our Revolving Credit Facility from repurchasing shares of our common stock.
Item 5. Other Information
We have renewed our global licensing agreement with Donna Karan Studio LLC for the design, development and distribution of DKNY branded watches through 2024, subject to early termination.  We have also renewed our global licensing agreement with the Tory Burch Company for the design, development and distribution of watches through year 2023, subject to early termination.

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

FOSSIL GROUP, INC.

May 9, 2019	/S/ JEFFREY N. BOYER
Jeffrey N. Boyer
Executive Vice President, Chief Financial Officer and Treasurer (Principal financial and accounting officer duly authorized to sign on behalf of the Registrant)